Form 10-Q
period 2007-09-30
Main Street Capital CORP
filed 2007-11-16
CIK 1396440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                      to
Commission File Number: 1-33723
Main Street Capital Corporation
(Exact name of registrant as specified in its charter)

Maryland	41-2230745

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 Post Oak Boulevard, Suite 800
Houston, TX	77056

(Address of principal executive offices)	(Zip Code)

(713) 350-6000
(Registrant’s telephone number including area code)

n/a
(Former name former address and former fiscal year if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of November 15, 2007 was 8,826,726.

MAIN STREET CAPITAL CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MAIN STREET MEZZANINE FUND, LP
Combined Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Investments at fair value:
Control investments (cost: $35,430,945 and $33,312,337 as of September 30, 2007 and December 31, 2006, respectively)	$41,491,608	$42,429,000
Affiliate investments (cost: $36,658,701 and $24,328,596 as of September 30, 2007 and December 31, 2006, respectively)	43,014,921	28,822,245
Non-Control/Non-Affiliate investments (cost: $3,427,940 and $4,983,015 as of September 30, 2007 and December 31, 2006, respectively)	3,787,940	4,958,183

Total investments (cost: $75,517,586 and $62,623,948 as of September 30, 2007 and December 31, 2006, respectively)	88,294,469	76,209,428

Accumulated unearned income	(2,613,344)	(2,498,427)

Total investments net of accumulated unearned income	85,681,125	73,711,001
Cash and cash equivalents	9,564,003	13,768,719
Deferred costs related to initial public offering	1,399,206	—
Interest receivable	596,538	527,597
Other assets	109,396	102,461
Deferred financing costs (net of accumulated amortization of $482,013 and $343,846 as of September 30, 2007 and December 31, 2006, respectively)	1,435,562	1,333,654

Total assets	$98,785,830	$89,443,432

LIABILITIES, MEMBERS’ EQUITY AND PARTNERS’ CAPITAL

SBIC debentures	$55,000,000	$45,100,000
Interest payable	261,313	854,941
Accounts payable and accrued expenses	59,545	70,710
Accounts payable related to initial public offering costs	619,431	—
Other liabilities	187,350	145,250

Total liabilities	56,127,639	46,170,901
Members’ equity (General Partner)	3,709,906	3,849,796
Limited Partners’ capital	38,948,285	39,422,735

Total members’ equity and partners’ capital	42,658,191	43,272,531

Total liabilities, members’ equity and partners’ capital	$98,785,830	$89,443,432

See notes to combined statements.

MAIN STREET MEZZANINE FUND, LP
Combined Statements of Operations
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$1,454,790	$1,192,052	$3,709,221	$3,615,494
Affiliate investments	1,362,521	860,692	3,871,178	2,271,673
Non-Control/Non-Affiliate investments	151,114	202,426	568,527	941,657

Total interest, fee and dividend income	2,968,425	2,255,170	8,148,926	6,828,824
Interest from idle funds and other	158,958	196,709	533,318	565,410

Total investment income	3,127,383	2,451,879	8,682,244	7,394,234

EXPENSES:
Management fees to affiliate	499,979	486,546	1,499,937	1,454,053
Interest	849,299	684,172	2,396,541	2,033,063
General and administrative	32,961	51,008	204,296	155,655
Professional costs related to initial public offering	—	—	695,250	—

Total expenses	1,382,239	1,221,726	4,796,024	3,642,771

NET INVESTMENT INCOME	1,745,144	1,230,153	3,886,220	3,751,463

NET REALIZED GAIN (LOSS) FROM INVESTMENTS:
Control investments	1,191,463	87,816	1,802,713	263,449
Affiliate investments	953,334	1,940,794	1,209,513	1,940,794
Non-Control/Non-Affiliate investments	—	—	(270,538)	5,478

Total net realized gain (loss) from investments	2,144,797	2,028,610	2,741,688	2,209,721

NET REALIZED INCOME	3,889,941	3,258,763	6,627,908	5,961,184

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) FROM INVESTMENTS:
Control investments	(1,366,000)	2,904,700	(2,007,250)	6,743,602
Affiliate investments	150,000	413,000	813,822	263,827
Non-Control/Non-Affiliate investments	35,000	155,000	384,832	163,498

Total net change in unrealized appreciation (depreciation) from investments	(1,181,000)	3,472,700	(808,596)	7,170,927

NET INCREASE IN MEMBERS’ EQUITY AND PARTNERS’ CAPITAL RESULTING FROM OPERATIONS	$2,708,941	$6,731,463	$5,819,312	$13,132,111

See notes to combined statements.

MAIN STREET MEZZANINE FUND, LP
Combined Statements of Changes in Members’ Equity and Partners’ Capital
(Unaudited)

	Members’
	Equity	Limited
	(General Partner)	Partners’ Capital	Total

Balances at January 1, 2007	$3,849,796	$39,422,735	$43,272,531
Capital contributions	—	66,348	66,348
Distributions:
Net investment income	(608,758)	(2,353,742)	(2,962,500)
Realized gain from investments	(726,914)	(2,810,586)	(3,537,500)
Net increase resulting from operations:
Net investment income	798,560	3,087,660	3,886,220
Net realized gain from investments	563,376	2,178,312	2,741,688
Net change in unrealized depreciation from investments	(166,154)	(642,442)	(808,596)

Balances at September 30, 2007	$3,709,906	$38,948,285	$42,658,191

Balances at January 1, 2006	$1,754,634	$31,514,108	$33,268,742
Capital contributions	1,828	335,454	337,282
Distributions:
Net investment income	(403,156)	(1,598,955)	(2,002,111)
Realized gain from investments	(339,055)	(2,193,963)	(2,533,018)
Net increase resulting from operations:
Net investment income	770,869	2,980,594	3,751,463
Net realized gain from investments	454,065	1,755,656	2,209,721
Net change in unrealized appreciation from investments	1,473,518	5,697,409	7,170,927

Balances at September 30, 2006	$3,712,703	$38,490,303	$42,203,006

See notes to combined statements.

MAIN STREET MEZZANINE FUND, LP
Combined Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in members’ equity and partners’ capital resulting from operations	$5,819,312	$13,132,111
Adjustments to reconcile net increase in members’ equity and partners’ capital resulting from operations to net cash provided by operating activities:
Accretion of unearned income	(619,510)	(1,089,960)
Net payment-in-kind interest accrual	(110,828)	(53,534)
Amortization of deferred financing costs	138,167	118,388
Net change in unrealized (appreciation) depreciation from investments	808,596	(7,170,927)
Net realized gain from investments	(2,741,688)	(2,209,721)
Changes in other assets and liabilities:
Interest receivable	(68,941)	(18,088)
Other assets	(6,935)	(9,368)
Interest payable	(593,628)	(561,250)
Accounts payable related to initial public offering costs	72,975	—
Other liabilities	30,935	(208,528)
Deferred debt origination fees received	327,308	491,180

Net cash provided by operating activities	3,055,763	2,420,303

CASH FLOWS FROM INVESTMENT ACTIVITIES
Investments in portfolio companies	(19,767,492)	(19,672,005)
Principal payments received on loans and debt securities	6,162,063	10,555,436
Proceeds from sale of equity securities and related notes	3,971,427	3,324,515

Net cash used by investing activities	(9,634,002)	(5,792,054)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital contributions	66,348	337,282
Distribution to members and partners	(6,500,000)	(4,535,129)
Proceeds from issuance of SBIC debentures	9,900,000	—
Payment of deferred initial public offering costs	(852,750)	—
SBIC debenture commitment and leverage fees	(240,075)	(50,000)

Net cash provided (used) by financing activities	2,373,523	(4,247,847)

Net decrease in cash and cash equivalents	(4,204,716)	(7,619,598)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,768,719	26,260,800

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,564,003	$18,641,202

See notes to combined statements.

MAIN STREET MEZZANINE FUND, LP
SCHEDULE OF INVESTMENTS
September 30, 2007
(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)
Café Brazil, LLC	Casual Restaurant
12% Secured Debt (Maturity — April 20, 2009)	Group	$2,750,000	$2,750,000	$2,750,000
Member Units (7) (Fully diluted 42.3%)			41,837	1,120,000

			2,791,837	3,870,000

CBT Nuggets, LLC	Produces and Sells
Prime plus 2% Secured Debt (Maturity — June 1, 2011)	IT Certification	360,000	360,000	360,000
14% Secured Debt (Maturity — June 1, 2011)	Training Videos	1,860,000	1,860,000	1,860,000
Member Units (7) (Fully diluted 29.1%)			432,000	1,145,000
Warrants (Fully diluted 10.5%)			72,000	345,000

			2,724,000	3,710,000

Gulf Manufacturing, LLC	Specialty Metal
Prime plus 1% Secured Debt (Maturity — August 30, 2012)	Fabrication	1,200,000	1,200,000	1,200,000
13% Secured Debt (Maturity — August 30, 2012)		2,000,000	2,000,000	2,000,000
Member Units (Fully diluted 18.4%)			472,000	472,000
Warrants (Fully diluted 8.4%)			160,000	160,000

			3,832,000	3,832,000

Hawthorne Customs & Dispatch Services, LLC	Transportation/
13% Secured Debt (Maturity — January 31, 2011)	Logistics	1,425,000	1,425,000	1,425,000
Member Units (7) (Fully diluted 27.8%)			375,000	435,000
Warrants (Fully diluted 16.5%)			37,500	230,000

			1,837,500	2,090,000

Hayden Acquisition, LLC	Manufacturer of
12% Secured Debt (Maturity — March 9, 2009)	Utility Structures	1,955,000	1,955,000	1,955,000

Jensen Jewelers of Idaho, LLC	Retail Jewelry
Prime Plus 2% Secured Debt (Maturity — November 14, 2011)		1,200,000	1,200,000	1,200,000
13% current / 6% PIK Secured Debt (Maturity — November 14, 2011)		1,053,500	1,053,500	1,053,500
Member Units (7) (Fully diluted 25.1%)			376,000	815,000

			2,629,500	3,068,500

Magna Card, Inc.	Wholesale/Consumer
12% current / 0.4% PIK Secured Debt (Maturity — September 30, 2010)	Magnetic Products	2,019,000	2,019,000	2,019,000
Warrants (Fully diluted 35.8%)			100,000	—

			2,119,000	2,019,000

Quest Design & Production, LLC	Design and Fabrication
8% current / 5% PIK Secured Debt (Maturity — December 1, 2010)	of Custom Display	3,941,708	3,941,708	3,941,708
Warrants (Fully diluted 26.0%)	Systems		40,000	40,000

			3,981,708	3,981,708

TA Acquisition Group, LP	Processor of
12% Secured Debt (Maturity — July 29, 2010)	Construction	2,200,000	2,200,000	2,200,000
Partnership Interest (7) (Fully diluted 18.3%)	Aggregates		357,500	2,800,000
Warrants (Fully diluted 18.3%)			82,500	2,815,000

			2,640,000	7,815,000

MAIN STREET MEZZANINE FUND, LP
SCHEDULE OF INVESTMENTS
September 30, 2007
(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Technical Innovations, LLC	Manufacturer of
12% Secured Debt (Maturity — October 31, 2009)	Specialty Cutting	$975,000	$975,000	$975,000
Prime Secured Debt (Maturity — October 31, 2009)	Tools and Punches	325,000	325,000	325,000

			1,300,000	1,300,000

Universal Scaffolding & Equipment, LLC	Manufacturer of
Prime plus 1% Secured Debt (Maturity — August 16, 2012)	Scaffolding and	1,182,458	1,182,458	1,182,458
13% current / 5% PIK Secured Debt (Maturity — August 16, 2012)	Shoring Equipment	3,155,879	3,155,879	3,155,879
Member Units (Fully diluted 18.4%)			992,063	992,063

			5,330,400	5,330,400

Wicks N’ More, LLC	Manufacturer of
12% Secured Debt (Maturity — April 26, 2011)	High-end Candles	3,720,000	3,720,000	2,520,000
Member Units (Fully diluted 11.5%)			360,000	—
Warrants (Fully diluted 21.3%)			210,000	—

			4,290,000	2,520,000

Subtotal Control Investments			35,430,945	41,491,608

Affiliate Investments (4)

Advantage Millwork Company, Inc.	Manufacturer/Distributor
12% Secured Debt (Maturity — February 5, 2012)	of Wood Doors	2,666,667	2,666,667	2,666,667
Warrants (Fully diluted 10.9%)			87,120	87,120

			2,753,787	2,753,787

All Hose & Specialty, LLC (9)	Distributor of Commercial/
11% Secured Debt (Maturity — August 4, 2010)	Industrial Hoses	2,600,000	2,600,000	2,600,000
Member Units(7) (Fully diluted 15.0%)			80,357	2,125,000

			2,680,357	4,725,000

American Sensor Technologies, Inc.	Manufacturer of
9% Secured Debt (Maturity — May 31, 2010) (8)	Commercial/	500,000	500,000	500,000
13% Secured Debt (Maturity — May 31, 2010) (8)	Industrial Sensors	3,000,000	3,000,000	3,000,000
Warrants (Fully diluted 20.0%)			50,000	575,000

			3,550,000	4,075,000

Carlton Global Resources, LLC	Processor of
13% Secured Debt (Maturity — November 15, 2011)	Industrial Minerals	4,531,527	4,531,527	4,531,527
Member Units (Fully diluted 8.5%)			400,000	—

			4,931,527	4,531,527

Houston Plating & Coatings, LLC	Plating & Industrial
Prime plus 2% Secured Debt (Maturity — July 19, 2011)	Coating Services	100,000	100,000	100,000
Member Units (7) (Fully diluted 11.8%)			210,000	2,425,000

			310,000	2,525,000

KBK Industries, LLC	Specialty Manufacturer
14% Secured Debt (Maturity — January 23, 2011)	of Oilfield and	3,937,500	3,937,500	3,937,500
8% Secured Debt (Maturity — July 1, 2009)	Industrial Products	623,063	623,063	623,063
Prime Plus 2% Secured Debt (Maturity — January 31, 2008)			75,000	686,250
Member Units (7) (Fully diluted 14.5%)			187,500	700,000

			4,823,063	5,946,813

Laurus Healthcare, LP	Healthcare Facilities
13% Secured Debt (Maturity — May 7, 2009)		3,010,000	3,010,000	3,010,000
Warrants (Fully diluted 18.2%)			105,000	350,000

			3,115,000	3,360,000

National Trench Safety, LLC	Trench & Traffic
10% PIK debt (Maturity — April 16, 2014)	Safety Equipment	151,338	151,338	151,338
Member Units (Fully diluted 11.5%)			1,792,308	1,792,308

			1,943,646	1,943,646

Pulse Systems, LLC	Manufacturer of
14% Secured Debt (Maturity — June 1, 2009)	Components for	2,407,148	2,407,148	2,407,148
Warrants (Fully diluted 6.6%)	Medical Devices		118,000	225,000

			2,525,148	2,632,148

MAIN STREET MEZZANINE FUND, LP
SCHEDULE OF INVESTMENTS
September 30, 2007
(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Transportation General, Inc.	Taxi Cab/Transportation
13% Secured Debt (Maturity — May 31, 2010)	Services	$3,600,000	$3,600,000	$3,600,000
Warrants (Fully diluted 24.0%)			70,000	480,000

			3,670,000	4,080,000

Turbine Air Systems, Ltd.	Commercial/Industrial
12% Secured Debt (Maturity — October 11, 2011)	Chilling Systems	1,000,000	1,000,000	1,000,000

Vision Interests, Inc.	Manufacturer/
13% Secured Debt (Maturity — June 5, 2012)	Installer of	3,760,000	3,760,000	3,760,000
Common stock (fully diluted 8.9%)	Commercial Signage		372,000	372,000
Warrants (fully diluted 11.2%)			160,000	160,000

			4,292,000	4,292,000

WorldCall, Inc.	Telecommunication/
13% Secured Debt (Maturity — October 22, 2009)	Information Services	820,000	820,000	820,000
Common stock (Fully diluted 6.22%)			169,173	180,000
Warrants (Fully diluted 13.4%)			75,000	150,000

			1,064,173	1,150,000

Subtotal Affiliate Investments			36,658,701	43,014,921

Non-Control/Non-Affiliate Investments(5):

East Teak Fine Hardwoods, Inc.	Hardwood Products
13% Current/5.5% PIK Secured Debt (Maturity — April 13, 2011)		1,628,918	1,628,918	1,628,918
Common Stock (Fully diluted 3.3%)			130,000	490,000

			1,758,918	2,118,918

Support Systems Homes, Inc.	Manages Substance
14% Current/4% PIK Secured Debt (Maturity — June 5, 2012)	Abuse Treatment	1,510,134	1,510,134	1,510,134
8% Secured Debt (Maturity — May 5, 2012)	Centers	158,888	158,888	158,888

			1,669,022	1,669,022

Subtotal Non-Control/Non-Affiliate Investments			3,427,940	3,787,940

Total Investments, September 30, 2007			$75,517,586	$88,294,469

Accumulated unearned income				(2,613,344)

Total Investments net of accumulated unearned income				$85,681,125

(1)	All debt investments are income producing. Equity and warrants are non-income producing unless otherwise noted.

(2)	See footnote C for summary location of portfolio companies.

(3)	Control investments are defined by the Investment Company Act of 1940 (“1940 Act”) as investments in companies in which more than 25% of the voting securities are owned or where greater than 50% of the board representation is maintained.

(4)	Affiliate investments are defined by the 1940 Act as those Non-Control investments in companies in which between 5% and 25% of the voting securities are owned.

(5)	Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control investments or Affiliate investments

(6)	Net of prepayments.

(7)	Income producing through payment of dividends or distributions.

(8)	Interest rate on this secured debt investment changed to Prime plus 0.5% on October 9, 2007

(9)	This investment was fully exited in October 2007.

MAIN STREET MEZZANINE FUND, LP
SCHEDULE OF INVESTMENTS
December 31, 2006

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value

Control Investments(3)
Café Brazil, LLC	Casual Restaurant Group
12% Secured Debt (Maturity — April 20, 2009)		$3,150,000	$3,150,000	$3,150,000
Member Units(7) (Fully diluted 41.0%)			41,837	900,000

			3,191,837	4,050,000

CBT Nuggets, LLC	Produces and sells
Prime plus 2% Secured Debt	IT Certification
(Maturity — June 1, 2011)	Training Videos	660,000	660,000	660,000
14% Secured Debt (Maturity — June 1, 2011)		1,860,000	1,860,000	1,860,000
Member Units (Fully diluted 29.1%)			432,000	610,000
Warrants (Fully diluted 10.5%)			72,000	200,000

			3,024,000	3,330,000

Hawthorne Customs & Dispatch Services, LLC	Transportation/ Logistics
13% Secured Debt (Maturity — January 31, 2011)		1,650,000	1,650,000	1,650,000
Member Units(7) (Fully diluted 27.8%)			375,000	950,000
Warrants (Fully diluted 16.5%)			37,500	500,000

			2,062,500	3,100,000

Hayden Acquisition, LLC	Manufacturer of
12% Secured Debt (Maturity — March 9, 2009)	Utility Structures	2,420,000	2,420,000	2,420,000

Jensen Jewelers of Idaho, LLC	Retail Jewelry
Prime Plus 2% Secured Debt (Maturity — November 14, 2011)		1,340,000	1,340,000	1,340,000
13% current/6% PIK Secured Debt (Maturity — November 14, 2011)		1,008,000	1,008,000	1,008,000
Member Units(7) (Fully diluted 25.1%)			376,000	376,000

			2,724,000	2,724,000

KBK Industries, LLC	Specialty Manufacturer
14% Secured Debt (Maturity — January 23, 2011)	of Oilfield and	3,937,500	3,937,500	3,937,500
Member Units(7) (Fully diluted 11.9%)	Industrial Products		187,500	625,000
Warrants (Fully diluted 25.7%)			150,000	1,372,500

			4,275,000	5,935,000

Magna Card, Inc.	Wholesale/Consumer
12% Secured Debt (Maturity — September 30, 2010)	Magnetic Products	1,900,000	1,900,000	1,900,000
Warrants (Fully diluted 35.8%)			100,000	—

			2,000,000	1,900,000

Quest Design &Production, LLC	Design and Fabrication
12% Secured Debt (Maturity — May 1, 2008)	of Custom Display	3,900,000	3,900,000	3,900,000
Warrants (Fully diluted 20.0%)	Systems		40,000	40,000

			3,940,000	3,940,000

TA Acquisition Group, LP	Processor of
12% Secured Debt (Maturity — July 29, 2010)	Construction	2,860,000	2,860,000	2,860,000
Partnership Interest(7) (Fully diluted 18.3%)	Aggregates		357,500	2,630,000
Warrants (Fully diluted 18.3%)			82,500	2,650,000

			3,300,000	8,140,000

MAIN STREET MEZZANINE FUND, LP
SCHEDULE OF INVESTMENTS
December 31, 2006

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value

Technical Innovations, LLC	Manufacturer of
12% Secured Debt (Maturity — October 31, 2009)	Specialty Cutting	$1,850,000	$1,387,500	$1,387,500
Prime Secured Debt (Maturity — October 31, 2009)	Tools and Punches		462,500	462,500
Member Units(7) (Fully diluted 1.6%)			15,000	35,000
Warrants (Fully diluted 57.0%)			400,000	1,285,000

			2,265,000	3,170,000

Wicks N’ More LLC	Manufacturer of
12% Secured Debt (Maturity — April 26, 2011)	High-end Candles	3,720,000	3,720,000	3,720,000
Member Units (Fully diluted 6.2%)			180,000	—
Warrants (Fully diluted 24.0%)			210,000	—

			4,110,000	3,720,000

Subtotal Control Investments			33,312,337	42,429,000

Affiliate Investments(4)

All Hose & Specialty, LLC	Distributor of
11% Secured Debt (Maturity — August 4, 2010)	Commercial/Industrial	2,600,000	2,600,000	2,600,000
Member Units(7) (Fully diluted 15.0%)	Hoses		80,357	1,600,000
11% Note Receivable (Maturity — August 4, 2010)			34,821	441,000

			2,715,178	4,641,000

American Sensor Technologies, Inc.	Manufacturer of
9% Secured Debt (Maturity — May 31, 2010)	Commercial/	200,000	200,000	200,000
13% Secured Debt (Maturity — May 31, 2010)	Industrial Sensors	3,000,000	3,000,000	3,000,000
Warrants (Fully diluted 20.0%)			50,000	575,000

			3,250,000	3,775,000

Carlton Global Resources, LLC	Processor of
13% Secured Debt (Maturity — November 15, 2011)	Industrial Minerals	3,600,000	3,600,000	3,600,000
Member Units (Fully diluted 8.5%)			400,000	400,000

			4,000,000	4,000,000

Houston Plating & Coatings, LLC	Plating & Industrial
Prime plus 2% Secured Debt (Maturity — July 19, 2011)	Coating Services	100,000	100,000	100,000
Member Units(7) (Fully diluted 11.8%)			210,000	1,710,000

			310,000	1,810,000

Laurus Healthcare, LP	Healthcare Facilities
13% Secured Debt (Maturity — May 7, 2009)		3,010,000	3,010,000	3,010,000
Warrants (Fully diluted 18.2%)			105,000	105,000

			3,115,000	3,115,000

National Trench Safety, LLC	Trench & Traffic
Member Units (Fully diluted 15.8%)	Safety Equipment		1,792,308	1,792,308

Pulse Systems, LLC	Manufacturer of
14% Secured Debt (Maturity — June 1, 2009)	Components for	2,747,271	2,747,271	2,747,271
Warrants (Fully diluted 6.6%)	Medical Devices		118,000	400,000

			2,865,271	3,147,271

Transportation General, Inc.	Taxi Cab/Transportation
13% Secured Debt (Maturity — May 31, 2010)	Services	3,900,000	3,900,000	3,900,000
Warrants (Fully diluted 24.0%)			70,000	395,000

			3,970,000	4,295,000

MAIN STREET MEZZANINE FUND, LP
SCHEDULE OF INVESTMENTS
December 31, 2006

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value

Turbine Air Systems, Ltd.	Commercial/
12% Secured Debt (Maturity — October 11, 2011)	Industrial chilling	$1,000,000	$1,000,000	$1,000,000
Warrants (Fully diluted 5.0%)	systems		96,666	96,666

			1,096,666	1,096,666

WorldCall, Inc.	Telecommunication/
13% Secured Debt (Maturity — October 22, 2009)	Information Services	820,000	820,000	820,000
Common stock (Fully diluted 6.2%)			169,173	180,000
Warrants (Fully diluted 13.4%)			75,000	150,000

			1,064,173	1,150,000

Barton Springs Grill LP	Restaurant
15% Partnership Interest			150,000	—

Subtotal Affiliate Investments			24,328,596	28,822,245

Non-Control/Non-Affiliate Investments(5):

East Teak Fine Hardwoods, Inc.	Hardwood Products
13% Current/5.5% PIK Secured Debt (Maturity — April 13, 2011)		4,394,763	4,394,763	4,394,763
Common Stock (Fully diluted 3.3%)			130,000	335,000

			4,524,763	4,729,763

Digital Music Group, Inc.	Distribution of Music
Common stock	and Video Content		458,252	228,420

Subtotal Non-Control/Non-Affiliate Investments			4,983,015	4,958,183

Total Investments, December 31, 2006			$62,623,948	$76,209,428

Accumulated unearned income				(2,498,427)

Total Investments net of accumulated unearned income				$73,711,001

(1)	All debt investments are income producing. Equity and warrants are non-income producing unless otherwise noted.

(2)	See footnote C for geographic location of portfolio companies.

(3)	Control investments are defined by the Investment Company Act of 1940 (“1940 Act”) as investments in companies in which more than 25% of the voting securities are owned or where greater than 50% of the board representation is maintained.

(4)	Affiliate investments are defined by the 1940 Act as those Non-Control investments in companies in which between 5% and 25% of the voting securities are owned.

(5)	Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control investments or Affiliate investments.

(6)	Net of prepayments.

(7)	Income producing through payment of dividends or distributions.

MAIN STREET MEZZANINE FUND, LP
Notes to Combined Financial Statements
(Information at and for the three and nine months ended September 30, 2007 and 2006 is unaudited)
NOTE A — ORGANIZATION AND BASIS OF PRESENTATION
1. Organization
Main Street Capital Corporation (the Company) was formed on March 9, 2007 for the purpose of (i) acquiring 100% of the equity interests of Main Street Mezzanine Fund, LP (the Fund) and its general partner, Main Street Mezzanine Management, LLC (the General Partner), (ii) acquiring 100% of the equity interests of Main Street Capital Partners, LLC (the Investment Manager), (iii) raising capital in an initial public offering, which was completed in October 2007 (the Offering), and (iv) thereafter operating as an internally-managed business development company (BDC) under the Investment Company Act of 1940 (the 1940 Act).
On October 2, 2007, prior to the Offering, the following transactions were consummated (collectively, the Formation Transactions):
The Company acquired 100% of the limited partnership interests in the Fund, which became a wholly owned consolidated subsidiary of the Company. The Fund retained its SBIC license, continued to hold its existing investments, and will make new investments with available funds,
The Company acquired 100% of the equity interests in the General Partner of the Fund, which became a wholly owned consolidated subsidiary of the Company, and
The Company acquired 100% of the equity interests in the Investment Manager of the Fund. The investment management services agreement between the Investment Manager and the Fund will remain in place and the Investment Manager will continue to act as the investment adviser for the Fund. The Investment Manager became a wholly owned unconsolidated subsidiary of the Company as the Investment Manager does not conduct substantially all of its investment management activities for the Company and its subsidiaries.
The Offering consisted of the sale of 4,300,000 shares of common stock, including the underwriters exercise of the over-allotment option at a price of $15.00 per share, resulting in net proceeds of approximately $60.2 million, after deducting underwriters’ commissions totaling approximately $4.3 million. After the completion of the Offering, including the underwriters exercise of the over-allotment option, the Company has 8,826,726 common shares outstanding.
The Fund, a Delaware limited partnership, was formed on April 19, 2001 for the purpose of providing private financing to lower middle market companies located in the United States. The Fund’s investment objective is to maximize its total return by generating current income from debt investments and realizing capital appreciation from equity-related investments. The Fund commenced operations on June 30, 2002. The Fund’s investments have been managed by the Investment Manager. The General Partner and the Investment Manager were under common control prior to the Formation Transactions.
On September 30, 2002, the Fund was granted a license to operate as a Small Business Investment Company (SBIC) pursuant to Section 301(c) of the Small Business Investment Act of 1958, as amended, and the regulations thereunder (the SBIC Act). As of September 30, 2007, the Fund had issued $55.0 million in outstanding debentures through the SBIC’s debenture program.

MAIN STREET MEZZANINE FUND, LP
Notes to Combined Financial Statements
(Information at and for the three and nine months ended September 30, 2007 and 2006 is unaudited)
(Continued)
2. Basis of Presentation and Principles of Combination
Combination
The combined financial statements are prepared on an accrual basis in accordance with U. S. generally accepted accounting principles (GAAP) and include the combined accounts of the Fund and the General Partner. All periods presented herein are prior to the closing of the Formation Transactions and the Offering. Therefore, the results of operations, financial position and cash flows presented herein only reflect the combined financial information of the Fund and the General Partner. All significant inter-company balances and transactions have been eliminated.
The Fund and the General Partner have been included on a combined basis in an effort to present, what the combined entity became after the Formation Transactions (discussed above). The members of the General Partner controlled the General Partner which controlled the Fund, thus making them entities under common control. The total assets of the General Partner after eliminations as of September 30, 2007 were immaterial. The financial condition of the Company as of September 30, 2007 and the results of operations and cash flows of the Company for the period from March 9, 2007 (date of inception) to September 30, 2007 were immaterial.
The accompanying unaudited combined financial statements of the Fund are presented in conformity with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited combined financial results included herein contain all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2006. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the combined financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the AICPA Audit and Accounting Guide for Investment Companies, the Fund is precluded from consolidating any entity other than another investment company. An exception to this general principle occurs if the Fund owns a controlled operating company that provides all or substantially all of its services directly to the Fund or to an investment company of the Fund. None of the investments made by the Fund as of September 30, 2007, or prior periods, qualifies for this exception. Therefore, the investments are carried on the balance sheet at fair value, as discussed in more detail below, with any adjustments to fair value recognized in “Net Change in Unrealized Appreciation (Depreciation) from Investments” on the Statement of Operations until the investment is disposed of resulting in any gain or loss on exit being recognized in “Net Realized Gain (Loss) From Investments.”

MAIN STREET MEZZANINE FUND, LP
Notes to Combined Financial Statements
(Information at and for the three and nine months ended September 30, 2007 and 2006 is unaudited)
(Continued)
Investment Classification
The Fund classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Fund owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation. Under the 1940 Act, “Affiliate Investments” are defined as those Non-Control investments in companies in which the Fund owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-Control/Non-Affiliate Investments” are defined as investments that are neither Control Investments nor Affiliate Investments.
Dividends
The Company has adopted a dividend reinvestment plan (DRIP) that provides for reinvestment of dividends on behalf of its shareholders, unless a shareholder elects to receive cash. As a result, when the Company declares a dividend, shareholders who have not opted out of the DRIP will have their dividends automatically reinvested in additional shares of the Company issued common stock, rather than receiving cash dividends.
On November 5, 2007, the Company declared its initial quarterly dividend equal to $0.33 per share. This initial quarterly dividend is payable on November 30, 2007 to shareholders of record on November 16, 2007. The initial quarterly dividend is being paid based upon the accumulated taxable income recognized by the Company, including the long-term capital gain realized from the sale of portfolio company All Hose & Specialty, LLC. See Note I — Subsequent Events.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current presentation. See Note I — Subsequent Events.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
1. Valuation of Investments
The Fund’s business plan calls for it to invest primarily in illiquid securities issued by private companies and/or thinly-traded public companies (Investments). These Investments may be subject to restrictions on resale and generally have no established trading market. The Fund values its Investments at fair value as determined in good faith by the Fund’s General Partner (prior to September 30, 2007) and the Company’s Board of Directors (the Board) (as of September 30, 2007 and thereafter), in accordance with the Fund’s valuation policy. The Fund bases the fair value of its investments on the enterprise value of the portfolio companies in which it invests. The enterprise value is the value at which an enterprise could be sold in a transaction between two willing parties other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of EBITDA (Earnings Before Income Taxes, Depreciation and Amortization), cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for determining enterprise value and for any one portfolio company enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In determining the enterprise value of a portfolio company, the Fund analyzes various factors, including the portfolio company’s historical and projected financial results. The Fund also generally prepares and analyzes discounted cash flow models based on its projections of the future free cash flows of the business and industry derived capital costs. The Fund reviews external events, including private mergers and acquisitions, and includes these events in the enterprise valuation process.
Due to the inherent uncertainty in the valuation process, the estimate of fair value may differ materially from the values that would have been used had a ready market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. The Fund determines the fair value of each individual investment and records changes in fair value as unrealized appreciation and depreciation.

MAIN STREET MEZZANINE FUND, LP
Notes to Combined Financial Statements
(Information at and for the three and nine months ended September 30, 2007 and 2006 is unaudited)
(Continued)
The Fund uses a standard investment ranking system in connection with its investment oversight, portfolio management/analysis and investment valuation procedures. This system takes into account both quantitative and qualitative factors of the portfolio company and the securities held.
If there is adequate enterprise value to support the repayment of the debt, the fair value of a loan or debt security normally corresponds to cost plus accumulated unearned income, unless the borrower’s condition or other factors lead to a determination of fair value at a different amount. The value of the Fund’s equity interests in public companies for which market quotations are readily available is based upon the closing public market price. Securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.
Duff & Phelps, LLC, an independent valuation firm (Duff & Phelps), provided third party valuation consulting services to the General Partner and the Board which consisted of certain mutually agreed limited procedures that the General Partner and the Board identified and requested them to perform (hereinafter referred to as the Procedures). For the year ended December 31, 2006, the General Partner asked Duff & Phelps to perform the Procedures on investments in 22 portfolio companies comprising approximately 99% of the total investments at fair value as of December 31, 2006. For the quarters ended March 31, 2007, June 30, 2007, and September 30, 2007, the General Partner and the Board asked Duff & Phelps to perform the Procedures on investments in 6 portfolio companies during each quarter comprising approximately 35%, 19% and 21% respectively, of the total investments at fair value as of March 31, 2007, June 30, 2007, and September 30, 2007. Upon completion of the Procedures, Duff & Phelps concluded that the fair value, as determined by the General Partner and the Board, as applicable, of those investments subjected to the Procedures did not appear to be unreasonable. The General Partner and the Board, as applicable, are ultimately and solely responsible for determining the fair value of the investments in good faith.
Each quarter, the Company will engage an independent valuation firm, currently Duff & Phelps LLC, to provide valuation consulting services to the General Partner and the Board consistent with the Procedures set out above. The Company will engage the independent valuation firm to perform the Procedures on each portfolio company at least once per calendar year, except that the Procedures will not be performed on portfolio companies that have been in the portfolio for less than nine months at each calendar year end or which are less than $1.0 million in total investment based upon the higher of the original face value (net of prepayments) or the current fair value. However, the independent valuation firm will also be engaged to perform the Procedures on any portfolio company, regardless of the holding period, in any quarter in which the Company believes that a material change in facts or circumstances has occurred that would materially affect the fair value assigned to the portfolio company.
The Fund believes that the recorded values of investments as of September 30, 2007 and December 31, 2006 approximate fair value based on the market and other conditions in existence at these reporting periods.
2. Initial Public Offering Costs
During the nine months ended September 30, 2007, the Fund incurred total costs of $2,094,456 associated with the initial public offering of the Company. These costs principally related to accounting, legal and other professional fees associated with the Company’s initial public offering which was completed in October 2007.
Of the $2,094,456 in total costs incurred related to initial public offering, $695,250 of such costs were professional fees related to the Offering and were deducted in determining the Net Investment Income and Net Increase in Members’ Equity and Partners’ Capital Resulting from Operations for the nine months ended September 30, 2007. The remaining $1,399,206 in offering costs incurred has been reflected in the Combined Balance Sheet as “Deferred costs related to initial public offering” as of September 30, 2007. Subsequent to the Offering, these costs were reimbursed to the Fund by the Company and deducted from the Company’s equity.

MAIN STREET MEZZANINE FUND, LP
Notes to Combined Financial Statements
(Information at and for the three and nine months ended September 30, 2007 and 2006 is unaudited)
(Continued)
Of the $2,094,456 in total Offering costs incurred, $1,475,025 had been paid as of September 30, 2007. The remaining $619,431 of Offering costs to be paid as of September 30, 2007 has been reflected in the Combined Balance Sheet as “Accounts payable related to initial public offering costs”.
3. Interest and Dividend Income
Interest income, adjusted for amortization of debt origination fees and accretion of original issue discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. In accordance with the Fund’s valuation policy, accrued interest is evaluated periodically for collectibility. Distributions from portfolio companies are recorded as dividend income when the distribution is received.
The Fund holds debt instruments in its portfolio that contain payment-in-kind (PIK) interest provisions. The PIK interest, computed at the contractual rate specified in the applicable debt instrument, is added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest generally occurs at the time of debt principal repayment unless voluntarily paid on a current basis. The Fund’s policy is to stop accruing PIK interest, and write off any accrued and uncollected interest, when it is determined that PIK interest is no longer collectible.
As of September 30, 2007 and December 31, 2006, the Fund had no investments that were delinquent on interest payments or which were otherwise on non-accrual status.
4. Fee Income — Structuring and Advisory Services
The Fund may periodically provide services, including structuring and advisory services, to its portfolio companies. For services that are separately identifiable and evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. Services performed in connection with financings that do not meet these criteria are treated as debt origination fees and are accreted into interest income over the life of the financing.
5. Unearned Income — Debt Origination Fees and Original Issue Discount
The Fund capitalizes upfront debt origination fees received in connection with financings and reflects such fees as unearned income on the Combined Balance Sheet. The unearned income from such fees is accreted into interest income based on the effective interest method over the life of the financing. In connection with its debt investments, the Fund sometimes receives nominal cost warrants (nominal cost equity) that are valued as part of the negotiation process with the particular portfolio company. When the Fund receives nominal cost equity, the Fund allocates its cost basis in its investment between its debt securities and its nominal cost equity at the time of origination. Any resulting discount from recording the debt is accreted into interest income over the life of the debt.
Accumulated unearned income activity for the nine months ended September 30, 2007 was as follows:

Beginning accumulated unearned income	$2,498,427
Debt origination fees	327,308
Value of warrants received	407,119
Unearned income recognized	(619,510)

Ending accumulated unearned income	$2,613,344

6. Income Taxes
The Fund was taxed under the partnership provisions of the Internal Revenue Code prior to the Formation Transactions. Under these provisions of the Internal Revenue Code, the General Partner and Limited Partners are responsible for reporting their share of the Partnership’s income or loss on their income tax returns. Accordingly, the Fund was not subject to income taxes.

MAIN STREET MEZZANINE FUND, LP
Notes to Combined Financial Statements
(Information at and for the three and nine months ended September 30, 2007 and 2006 is unaudited)
(Continued)
7. Net Realized Gains or Losses from Investments and Net Change in Unrealized Appreciation or Depreciation from Investments
Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption and the cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period, net of recoveries. Net change in unrealized appreciation or depreciation from investments reflect the net change in the valuation of the portfolio pursuant to the Fund’s valuation guidelines and the reversal of any prior period unrealized appreciation or depreciation on exited investments.
8. Concentration of Credit Risks
The Fund places its cash in financial institutions, and at times, such balances may be in excess of the FDIC insured limit.
Investment income, consisting of interest, dividends, and fees, can fluctuate dramatically upon repayment of an investment or sale of an equity interest. Revenue recognition in any given year can be highly concentrated among several portfolio companies. During the three and nine months ended September 30, 2007 and 2006, the Fund did not record investment income from any portfolio company in excess of 10% of total investment income.
Our investments carry a number of risks including, but not limited to: (1) investing in lower middle market companies which have a limited operating history and financial resources; (2) holding investments that are not publicly traded and which may be subject to legal and other restrictions on resale and (3) other risks common to investing in below investment grade debt and equity investments in private, smaller companies.
9. Recently Issued Accounting Standards
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157).SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addressed how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted, provided that financial statements for that fiscal year, including any interim periods within that fiscal year, have not been issued. The Company is currently evaluating the impact, if any, that the implementation of SFAS No. 157 will have on the Fund’s results of operations or financial condition.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the combined balance sheet. SFAS No. 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS No. 157. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions SFAS No. 157. At this time, the Company is evaluating the implications of SFAS No. 159, and its impact on the financial statements has not yet been determined.

MAIN STREET MEZZANINE FUND, LP
Notes to Combined Financial Statements
(Information at and for the three and nine months ended September 30, 2007 and 2006 is unaudited)
(Continued)
In June 2007, the AICPA issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies of Equity Method Investors for Investments in Investment Companies” (SOP 07-1). SOP 07-1 clarifies which entities are within the scope of the AICPA Audit and Accounting Guide Investment Companies (the Guide) and is effective for fiscal years beginning on or after December 15, 2007. Companies that are regulated by the Investment Company Act of 1940 are automatically within the scope of the Guide. Upon adoption of SOP 07-1, a company must also adopt the provisions of FASB Staff Position (FSP) No. Fin 46R-7 “Application of FASB Interpretation No. 46R to Investment Companies”. FSP FIN 46R-7 permanently exempts investment companies from applying the provisions of Interpretation 46R to investments carried at fair value. At this time, the Company is evaluating the implications of SOP 07-1, and its impact on the financial statements has not yet been determined.
NOTE C — INVESTMENTS
Investments principally consist of secured debt, equity warrant and direct equity investments in privately-held companies. The debt investments are generally secured by either a first or second lien on the assets of the portfolio company, generally bear interest at fixed rates, and generally mature between five and seven years from original investment. The Fund also receives nominally-priced equity warrants and makes direct equity investments, usually in connection with a portfolio debt investment.
Investment income, consisting of interest, dividends, and fees, can fluctuate dramatically upon repayment of an investment or sale of an equity interest. Revenue recognition in any given year can be highly concentrated among several portfolio companies. During the three and nine months ended September 30, 2007 and 2006, the Fund did not record investment income from any portfolio company in excess of 10% of total investment income.
As of September 30, 2007, the Fund had debt and equity investments in 27 portfolio companies with an aggregate fair value of $88,294,469 and the weighted average effective yield on its debt investments was 14.7%. Weighted average yields are computed using the effective interest rates for all debt investments at September 30, 2007, including amortization of deferred debt origination fees and original issue discount.
During the nine months ended September 30, 2007, a portfolio company redeemed the warrants held by the Fund for cash of $686,250 and a note of $686,250, resulting in a total gain of $1,222,500. The note is due January 31, 2008 and secured by the portfolio company’s assets. Due to the nature of the transaction, a realized gain was recognized in proportion to the cash received. The remaining gain has been recorded as unrealized appreciation and will be recognized as a realized gain as payments on the note are received. As of September 30, 2007, the remaining balance due on the note was $686,250. This note has been reported on the combined balance sheet at a cost basis of $75,000, with an unrealized gain up to the face value of the note.

MAIN STREET MEZZANINE FUND, LP
Notes to Combined Financial Statements
(Information at and for the three and nine months ended September 30, 2007 and 2006 is unaudited)
(Continued)
Summaries of the composition of the Fund’s investment portfolio at cost and fair value as a percentage of total investments are shown in following table:

	September 30,	December 31,
Cost:	2007	2006

First lien debt	82.77%	77.08%
Second lien debt	6.49	11.81
Equity	8.94	7.62
Equity warrants	1.80	3.49

	100.00%	100.00%

	September 30,	December 31,
Fair Value:	2007	2006

First lien debt	70.12%	63.88%
Second lien debt	5.55	9.70
Equity	17.97	12.65
Equity warrants	6.36	13.77

	100.00%	100.00%

The Fund invests in portfolio companies located in the United States with a historical emphasis on the Southwest region of the United States. The following table shows the portfolio composition by geographic region at cost and fair value as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	September 30,	December 31,
Cost:	2007	2006

Southwest	38.74%	39.92%
West	27.44	24.74
Northeast	12.36	14.72
Southeast	15.07	13.79
Midwest	6.39	6.83

	100.00%	100.00%

	September 30,	December 31,
Fair Value:	2007	2006

Southwest	45.69%	47.24%
West	24.76	20.80
Northeast	11.52	11.09
Southeast	11.29	13.08
Midwest	6.74	7.79

	100.00%	100.00%

MAIN STREET MEZZANINE FUND, LP
Notes to Combined Financial Statements
(Information at and for the three and nine months ended September 30, 2007 and 2006 is unaudited)
(Continued)
Set forth below are tables showing the composition of the Fund’s portfolio by industry at cost and fair value (excluding unearned income):

	September 30,	December 31,
Cost:	2007	2006

Manufacturing	13.39%	15.14%
Electronics manufacturing	10.38	5.19
Aggregate/Industrial minerals	10.03	11.66
Custom wood products	8.92	6.29
Transportation/Logistics	7.29	9.64
Industrial equipment	7.06	—
Health care services	6.33	4.97
Distribution	5.88	11.56
Custom metal fabrication	5.07	—
Health care products	5.06	8.19
Restaurant	3.70	5.34
Professional services	3.61	4.83
Retail	3.48	4.35
Consumer products	2.81	3.19
Building products	2.60	3.86
Equipment rental	2.57	2.86
Information services	1.41	2.43
Industrial services	0.41	0.50

Total	100.00%	100.00%

	September 30,	December 31,
Fair Value:	2007	2006

Aggregate/Industrial minerals	13.98%	15.93%
Manufacturing	10.72	14.11
Electronics manufacturing	9.48	4.95
Distribution	7.75	12.30
Custom wood products	7.63	5.17
Transportation/Logistics	6.99	9.70
Industrial equipment	6.04	—
Health care services	5.70	4.09
Health care products	4.45	8.29
Restaurant	4.38	5.31
Custom metal fabrication	4.34	—
Professional services	4.20	4.37
Retail	3.48	3.57
Industrial services	2.86	2.38
Consumer products	2.29	2.49
Building products	2.21	3.18
Equipment rental	2.20	2.35
Information services	1.30	1.81

Total	100.00%	100.00%

MAIN STREET MEZZANINE FUND, LP
Notes to Combined Financial Statements
(Information at and for the three and nine months ended September 30, 2007 and 2006 is unaudited)
(Continued)
The Fund’s investments are in lower middle market companies in a variety of industries. The Fund had no investments greater than 10% of the total investment portfolio at September 30, 2007. At December 31 2006, the Fund had one investment that was greater than 10% of the Fund’s total investment portfolio at fair value. That investment represented approximately 11% of the portfolio at fair value and approximately 5% at cost. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses on equity interests, can fluctuate upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several investments. The Fund did not record any investment income from any one investment in excess of 10% of total investment income during the three and nine months ended September 30, 2007 and the three and nine months ended September 30, 2006.
NOTE D — MANAGEMENT AGREEMENT
The Fund has a management agreement with the Investment Manager. The Investment Manager manages the day-to-day operational and investment activities of the Fund. The Investment Manager pays normal operating expenses, except those specifically required to be borne by the Fund. The expenses paid by the Investment Manager include the cost of salaries, office space, equipment and other costs required for the Fund’s day-to-day operations. The expenses that are paid by the Fund include certain transaction costs incidental to the origination, acquisition and disposition of investments, management fees to the Investment Manager, organizational costs, offering costs, SBA leverage fees, certain insurance and accounting costs and other expenses as defined by the Fund’s partnership agreement.
The Fund will not pay any management compensation with respect to any fiscal year in excess of the amount of management compensation approved by the SBA and in conformance with the Fund’s partnership agreement. The management fees for the nine months ended September 30, 2007 and 2006 were $1,499,937 and $1,454,053, respectively.
NOTE E — SBIC DEBENTURES
SBIC debentures payable at September 30, 2007 and December 31, 2006 were $55,000,000 and $45,100,000, respectively. SBIC debentures provide for interest to be paid semi-annually with principal due at the applicable 10-year maturity date. The Fund paid interest of $2,852,002 and $2,475,926 during the nine months ended September 30, 2007 and 2006, respectively. The weighted average interest rate was 5.7806% as of September 30, 2007 and 5.6761% as of December 31, 2006. The Fund is subject to regular compliance examinations by the SBA. There have been no historical findings resulting from these examinations.

MAIN STREET MEZZANINE FUND, LP
Notes to Combined Financial Statements
(Information at and for the three and nine months ended September 30, 2007 and 2006 is unaudited)
(Continued)
NOTE G — FINANCIAL HIGHLIGHTS

	Nine Months Ended
	September 30,
	2007 (1)	2006 (1)
Net assets at end of period	$42,658,191	42,203,007
Average net assets (2)	42,315,855	37,224,669
Average outstanding debt (2)	52,525,000	45,100,000
Ratio of total expenses, excluding interest expense, to average net assets (3)(4)(6)	5.67%	4.88%
Ratio of total expenses to average net assets (3)(4)(6)	11.33%	11.05%
Ratio of net investment income to average net assets (3)	9.18%	11.38%
Ratio of total contributed capital to total capital commitments	99.10%	98.80%
Total return to Limited Partners based on change in net asset value (3)(5)	11.73%	33.11%
Total return based on change in net asset value (3)(5)(7)	13.45%	39.47%

(1)	The amounts reflected in the financial highlights above represent the combined general partner and limited partner amounts. See the Combined Statements of Changes in Members’ Equity and Partners’ Capital for additional information.

(2)	Calculated based upon the average of the amounts at the end of each quarter within the period.

(3)	Interim periods are not annualized.

(4)	The Investment Manager voluntarily waived $36,000 of management fees for the nine months ended September 30, 2006.

(5)	Total return based on change in net asset value was calculated using the sum of ending net asset value plus distributions to members and partners during the period less capital contributions during the period, as divided by the beginning net asset value.

(6)	The nine months ended September 30, 2007 ratios include the impact of professional costs related to the initial public offering. These costs were 28.97% and 14.50% of operating expenses (excluding interest expense) and total expenses, respectively, for that period.

(7)	This ratio combines the total return for both the managing investors (the General Partner) and the non-managing investors (the Limited Partners).
NOTE H — RELATED PARTY TRANSACTIONS
The Fund co-invested with Main Street Capital II, LP (MSC II) in numerous investments since January 2006. MSC II and the Fund are commonly managed by the Investment Manager and the general partners for the Fund and MSC II were under common control. MSC II is an SBIC with similar investment objectives to the Fund and which began its investment operations in January 2006. The co-investments among the Fund and MSC II were made at the same time and on the same terms and conditions. The co-investments were made in accordance with the Investment Manager’s conflicts policy and in accordance with the applicable SBIC conflict of interest regulations.
As discussed further in Note D — Management Agreement, the Fund paid certain management fees to the Investment Manager during the nine months ended September 30, 2007 and 2006. The Investment Manager is an affiliate of the Fund, as it is commonly controlled by principals who also control the General Partner of the Fund.
The principals of the General Partner, management of the Investment Manager, and their affiliates, collectively, have invested $3,577,517 in the limited partnership interests of the Fund, representing 13.5% of such limited partner interests.

MAIN STREET MEZZANINE FUND, LP
Notes to Combined Financial Statements
(Information at and for the three and nine months ended September 30, 2007 and 2006 is unaudited)
(Continued)
NOTE I — SUBSEQUENT EVENTS
Initial Public Offering and Formation Transactions
The Company was formed on March 9, 2007 for the purpose of acquiring (i) 100% of the equity interests of the Fund and the General Partner, (ii) acquiring 100% of the equity interests of the Investment Manager, (iii) raising capital in the Offering, which was completed in October 2007, and (iv) thereafter operating as a BDC under the 1940 Act.
On October 2, 2007, prior to the Offering, the following transactions were consummated (the Formation Transactions):
The Company acquired 100% of the limited partnership interests in the Fund, which is now a wholly owned consolidated subsidiary of the Company. The Fund retained its SBIC license, continued to hold its existing investments, and will make new investments with available funds,
The Company acquired 100% of the equity interests in the General Partner of the Fund, which is now a wholly owned consolidated subsidiary of the Company, and
The Company acquired 100% of the equity interests in the Investment Manager of the Fund. The investment management services agreement between the Investment Manager and the Fund will remain in place and the Investment Manager will continue to act as the investment adviser for the Fund. The Investment Manager is now a wholly owned unconsolidated subsidiary of the Company as the Investment Manager does not conduct substantially all of its investment activities for the Company and its subsidiaries.
The Offering consisted of the sale of 4,300,000 shares of common stock, including the exercise of the underwriter over-allotment option at a price of $15.00 per share, resulting in net proceeds of approximately $60.2 million, after deducting underwriter’s commissions totaling approximately $4.3 million. After the completion of the Offering, including the underwriter over-allotment option, the Company has 8,826,726 common shares outstanding.
Portfolio Investments
In November 2007, the Company made a $7.5 million secured debt investment and a $1.8 million equity investment, representing an approximate 60% fully diluted equity interest, into Hydratec Holdings, LLC (Hydratec). Hydratec is engaged in the design, sale and installation of agricultural irrigation products/systems throughout California.
In October 2007, the Company realized a $2.3 million gain, including structuring fees, from the sale of its portfolio company All Hose & Specialty, LLC (All Hose) to GHX Industrial, LLC, a portfolio company of Houston-based private equity firm The CapStreet Group. The gain realized on the All Hose equity investment exceeded Main Street’s recorded fair value for such investment at June 30, 2007. All Hose is a leading distributor of industrial hose, high pressure hose and other specialty items utilized in the industrial oilfield service industries. The original All Hose investment represented a $2.6 million first lien secured debt investment coupled with nominally priced equity warrants, which were subsequently converted into outstanding equity interests of All Hose. The Company sold all its remaining equity interests and received full repayment of its debt investment.
Dividends
On November 5, 2007, the Company declared its initial quarterly dividend equal to $0.33 per share. This initial quarterly dividend is payable on November 30, 2007 to shareholders of record on November 16, 2007. The initial quarterly dividend is being paid based upon the accumulated taxable income recognized by the Company, including the long-term capital gain realized from the sale of portfolio company All Hose & Specialty, LLC.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information in this section contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Special Note Regarding Forward-Looking Statements” in our prospectus dated October 4, 2007, filed with the SEC on October 9, 2007 for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the financial statements and related notes and other financial information included in the prospectus dated October 4, 2007.
Main Street Capital Corporation (the Company) was formed on March 9, 2007 for the purpose of (i) acquiring 100% of the equity interests of Main Street Mezzanine Fund, LP (the Fund) and its general partner, Main Street Mezzanine Management, LLC (the General Partner), (ii) acquiring 100% of the equity interests of Main Street Capital Partners, LLC (the Investment Manager), (iii) raising capital in an initial public offering, which was completed in October 2007 (the Offering), and (iv) thereafter operating as an internally-managed business development company (BDC) under the Investment Company Act of 1940 (the 1940 Act).
On October 2, 2007, prior to the Offering, the following transactions were consummated (collectively, the Formation Transactions):
The Company acquired 100% of the limited partnership interests in the Fund, which became a wholly owned consolidated subsidiary of the Company. The Fund retained its Small Business Investment Company (SBIC) license, continued to hold its existing investments, and will make new investments with available funds,
The Company acquired 100% of the equity interests in the General Partner of the Fund, which became a wholly owned consolidated subsidiary of the Company, and
The Company acquired 100% of the equity interests in the Investment Manager of the Fund. The investment management services agreement between the Investment Manager and the Fund will remain in place and the Investment Manager will continue to act as the investment adviser for the Fund. The Investment Manager became a wholly owned unconsolidated subsidiary of the Company as the Investment Manager does not conduct substantially all of its investment management activities for the Company and its subsidiaries.
The Offering consisted of the sale of 4,300,000 shares of common stock, including the underwriters exercise of the over-allotment option at a price of $15.00 per share, resulting in net proceeds of approximately $60.2 million, after deducting underwriters’ commissions totaling approximately $4.3 million. After the completion of the Offering, including the underwriters exercise of the over-allotment option, the Company has 8,826,726 common shares outstanding.
The combined financial statements are prepared on an accrual basis in accordance with U. S. generally accepted accounting principles (GAAP) and include the combined accounts of the Fund and the General Partner. All periods presented herein are prior to the closing of the Formation Transactions and the Offering. Therefore, the results of operations, financial position and cash flows presented herein only reflect the combined financial information of the Fund and the General Partner. All significant inter-company balances and transactions have been eliminated.
The Fund and the General Partner have been included on a combined basis in an effort to present, what the combined entity became after the Formation Transactions (discussed above). The members of the General Partner controlled the General Partner which controlled the Fund, thus making them entities under common control. The total assets of the General Partner after eliminations as of September 30, 2007 were immaterial. The financial condition of the Company as of September 30, 2007 and the results of operations and cash flows of the Company for the period from March 9, 2007 (date of inception) to September 30, 2007 were immaterial.

Overview of Our Business
We are a principal investment firm focused on providing customized debt and equity financing to lower middle market companies, which we define as companies with annual revenues between $10.0 and $100.0 million, that operate in diverse industries. Our investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and capital appreciation from our equity-related investments. Our investments generally range in size from $2.0 million to $15.0 million. We seek to fill the current financing gap for lower middle market businesses, which have limited access to financing from commercial banks and other traditional sources. The underserved nature of the lower middle market creates the opportunity for us to meet the financing needs of lower middle market companies while also negotiating favorable transaction terms and equity participations. Our ability to invest across a company’s capital structure, from senior secured loans to equity securities, allows us to offer portfolio companies a comprehensive suite of financing solutions or “one stop” financing.
Critical Accounting Policies
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions affecting amounts reported in the financial statements. We have identified investment valuation and revenue recognition as our most critical accounting estimates. We continuously evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows.
Investment Valuation
The most significant estimate inherent in the preparation of our combined financial statements is the valuation of our investments and the related amounts of unrealized appreciation and depreciation. We are required to report our investments for which market quotes are not readily available at fair value.
As of September 30, 2007, approximately 89% of our total assets represented investments in portfolio companies valued at fair value. We base the fair value of our investments on the enterprise value of the portfolio companies in which we invest. The enterprise value is the value at which an enterprise could be sold in a transaction between two willing parties other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of EBITDA (Earnings Before Interest, Income Taxes, Depreciation and Amortization), cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for determining enterprise value and for any one portfolio company enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In determining the enterprise value of a portfolio company, we analyze various factors, including the portfolio company’s historical and projected financial results. We also generally prepare and analyze discounted cash flow models based on its projections of the future free cash flows of the business and industry derived cost of capital. We review external events, including private mergers and acquisitions, and include these events in the enterprise valuation process.
Due to the inherent uncertainty in the valuation process, our estimate of fair value may differ materially from the values that would have been used had a ready market for the securities existed. In addition, changes in the market environment and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. We determine the fair value of each individual investment and record changes in fair value as unrealized appreciation or depreciation.

If there is adequate enterprise value to support the repayment of the debt, the fair value of our loan or debt security normally corresponds to cost plus accumulated unearned income unless the borrower’s condition or other factors lead to a determination of fair value at a different amount. The fair value of equity interests in portfolio companies is determined based on various factors, including revenues, EBITDA and cash flow from operations of the portfolio company and other pertinent factors such as recent offers to purchase a portfolio company’s securities, financing events or other liquidation events.
Revenue Recognition
Interest and Dividend Income
Interest income, adjusted for amortization of debt origination fees and accretion of original issue discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments and write off any previously accrued and uncollected interest when it is determined that interest is no longer collectible. Distributions from portfolio companies are recorded as dividend income when the distribution is received.
Fee Income
We may periodically provide services, including structuring and advisory services, to our portfolio companies. We recognize income from fees for providing such structuring and advisory services when the services are rendered or the transactions are completed. We also receive up-front debt origination or closing fees in connection with our debt investments. Such up-front debt origination and closing fees are capitalized as unearned income on our balance sheet and amortized as additional interest income over the life of the debt investment.

Payment-in-Kind Interest (PIK)
While not significant to our total debt investment portfolio, we currently hold, and expect in the future to hold, some debt instruments in our portfolio that contain PIK interest provisions. The PIK interest, computed at the contractual rate specified in the applicable debt instruments, is added to the principal balance of the loan, rather than being paid to us in cash, and recorded as interest income. To maintain regulated investment company tax treatment under the Internal Revenue Code of 1986, this non-cash source of income will need to be paid out to stockholders in the form of distributions, even though we have not yet collected the cash. We will stop accruing PIK interest and write off any accrued and uncollected interest when it is determined that such PIK interest is no longer collectable.
Valuation Process
Duff & Phelps, LLC, an independent valuation firm (Duff & Phelps), provided third party valuation consulting services to the General Partner and the Board of Directors of the Company (Board) which consisted of certain mutually agreed limited procedures that the General Partner and the Board identified and requested them to perform (hereinafter referred to as the Procedures). For the year ended December 31, 2006, the General Partner asked Duff & Phelps to perform the Procedures on investments in 22 portfolio companies comprising approximately 99% of the total investments at fair value as of December 31, 2006. For the quarters ended March 31, 2007, June 30, 2007, and September 30, 2007, the General Partner and the Board asked Duff & Phelps to perform the Procedures on investments in 6 portfolio companies during each quarter comprising approximately 35%, 19% and 21% respectively, of the total investments at fair value as of March 31, 2007, June 30, 2007, and September 30, 2007. Upon completion of the Procedures, Duff & Phelps concluded that the fair value, as determined by the General Partner and the Board, as applicable, of those investments subjected to the Procedures did not appear to be unreasonable. The General Partner and the Board, as applicable, are ultimately and solely responsible for determining the fair value of the investments in good faith.
Each quarter, the Company will engage an independent valuation firm, currently Duff & Phelps LLC, to provide valuation consulting services to the General Partner and the Board consistent with the Procedures set out above. The Company will engage the independent valuation firm to perform the Procedures on each portfolio company at least once per calendar year, except that the Procedures will not be performed on portfolio companies that have been in the portfolio for less than nine months at each calendar year end or which are less than $1.0 million in total investment based upon the higher of the original face value (net of prepayments) or the current fair value. However, the independent valuation firm will also be engaged to perform the Procedures on any portfolio company, regardless of the holding period, in any quarter in which the Company believes that a material change in facts or circumstances has occurred that would materially affect the fair value assigned to the portfolio company.
Portfolio Composition
Our primary business is providing customized financing solutions to privately-held, lower middle market companies. Our investments principally consist of secured debt, equity warrants and direct equity investments. The debt investments are secured by either a first or second lien on the assets of the portfolio company, generally bear interest at fixed rates, and generally mature between five and seven years from original investment. At September 30, 2007, we had 27 investments with a fair value of $88.3 million excluding accumulated unearned income of $2.6 million, which compares to 24 investments with a fair value of $76.2 million excluding accumulated unearned income of $2.5 million at December 31, 2006. The portfolio had a weighted average effective yield of 14.7% at September 30, 2007. Weighted average effective yields are computed using the effective interest rates for all debt investments at September 30, 2007, including amortization of deferred debt origination fees and original issue discount. Total portfolio activity for the nine months ended September 30, 2007 was as follows:

Fair value of portfolio, January 1, 2007	$76,209,428
Investments in portfolio companies	19,767,492
Investment in warrants	407,119
Proceeds from sale of investments	(3,971,427)
Debt principal repayments	(6,162,063)
PIK interest earned and accrued, net of payments received	110,828
Net realized gain on investments	2,741,688
Reversal of previously recorded unrealized appreciation upon recognition of realized gains	(2,288,847)
Net unrealized appreciation on investments	1,480,251

Fair value of portfolio, September 30, 2007	$88,294,469

Summaries of the composition of our investment portfolio at cost and fair value as a percentage of total investments are shown in following table:

	September 30,
	2007	December 31,
Cost:	(Unaudited)	2006

First lien debt	82.8%	77.1%
Second lien debt	6.5	11.8
Equity	8.9	7.6
Equity warrants	1.8	3.5

	100.0%	100.0%

	September 30,
	2007	December 31,
Fair Value:	(Unaudited)	2006

First lien debt	70.1%	63.9%
Second lien debt	5.5	9.7
Equity	18.0	12.6
Equity warrants	6.4	13.8

	100.0%	100.0%

The following table shows the portfolio composition by geographic region in the U.S. at cost and fair value as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	September 30,
	2007	December 31,
Cost:	(Unaudited)	2006

Southwest	38.7%	39.9%
West	27.4	24.8
Northeast	12.4	14.7
Southeast	15.1	13.8
Midwest	6.4	6.8

	100.0%	100.0%

	September 30,
	2007	December 31,
Fair Value:	(Unaudited)	2006

Southwest	45.7%	47.2%
West	24.8	20.8
Northeast	11.5	11.1
Southeast	11.3	13.1
Midwest	6.7	7.8

	100.0%	100.0%

Set forth below are tables showing the industry composition of our portfolio at cost and fair value (excluding unearned income):

	September 30,
	2007	December 31,
Cost:	(Unaudited)	2006

Manufacturing	13.4%	15.1%
Electronics manufacturing	10.4	5.2
Aggregate/Industrial minerals	10.0	11.7
Custom wood products	8.9	6.3
Transportation/Logistics	7.3	9.6
Industrial equipment	7.1	—
Health care services	6.3	5.0
Distribution	5.9	11.6
Custom Metal fabrication	5.1	—
Health care products	5.0	8.2
Restaurant	3.7	5.3
Professional services	3.6	4.8
Retail	3.5	4.3
Consumer products	2.8	3.2
Building products	2.6	3.9
Equipment rental	2.6	2.9
Information services	1.4	2.4
Industrial services	0.4	0.5

Total	100.0%	100.0%

	September 30,
	2007	December 31,
Fair Value:	(Unaudited)	2006

Aggregate/Industrial minerals	14.0%	15.9%
Manufacturing	10.7	14.1
Electronics manufacturing	9.5	4.9
Distribution	7.7	12.3
Custom wood products	7.6	5.2
Transportation/Logistics	7.0	9.7
Industrial equipment	6.0	—
Health care services	5.7	4.1
Health care products	4.5	8.3
Restaurant	4.4	5.3
Custom Metal fabrication	4.3	—
Professional services	4.2	4.4
Retail	3.5	3.6
Industrial services	2.9	2.4
Consumer products	2.3	2.5
Building products	2.2	3.2
Equipment rental	2.2	2.3
Information services	1.3	1.8

Total	100.0%	100.0%

Portfolio Asset Quality
We utilize an investment rating system for our entire portfolio of investments. Investment Rating 1 is used for investments that have exceeded expectations and with respect to which return of capital invested, collection of all interest and a substantial capital gain are expected. Investment Rating 2 is used for investments that are performing in accordance with or above expectations and with respect to which the equity component, if any, has the potential to realize capital gain. Investment Rating 3 is used for investments that are generally performing in accordance with expectations and with respect to which a full return of original capital invested and collection of all interest is expected, but no capital gain can currently be foreseen. Investment Rating 4 is used for investments that are underperforming, have the potential for a realized loss and require closer monitoring. Investment Rating 5 is used for investments performing significantly below expectations and where we expect a loss.
The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
	Investments	Percentage	Investments	Percentage
Investment	at	Total of	at	Total of
Rating	Fair Value	Portfolio	Fair Value	Portfolio
	(Unaudited)
	(dollars in thousands)
1	$27,841	31.5%	$31,686	41.6%
2	26,431	29.9	23,581	30.9
3	24,952	28.3	15,094	19.8
4	9,070	10.3	5,848	7.7
5	—	—	—	—

Totals	$88,294	100.0%	$76,209	100.0%

Based upon our investment rating system, the weighted average rating of our portfolio as of September 30, 2007 and December 31, 2006 was approximately 2.2 and 1.9, respectively. As of September 30, 2007 and December 31, 2006, we had no debt investments that were delinquent on interest payments or which were otherwise on non-accrual status.
Discussion and Analysis of Results of Operations
Comparison of three months ended September 30, 2007 and September 30, 2006

	For the Three Months
	Ended September 30,		Net Change
	2007	2006	Amount	%
	(Unaudited)
	(dollars in millions)
Total Investment Income	$3.1	$2.5	$0.6	27.6%
Total Expenses	1.4	1.2	0.2	13.1

Net Investment Income	1.7	1.3	0.4	41.9
Net Realized Gains from Investments	2.2	2.0	0.2	5.7

Net Realized Income	3.9	3.3	0.6	19.4
Net Change in Unrealized Appreciation (Depreciation) from Investments	(1.2)	3.4	(4.6)	(134.0)

Net Increase in Members’ Equity and Partners’ Capital Resulting from Operations	$2.7	$6.7	$(4.0)	(59.8)%

Investment Income
For the three months ended September 30, 2007, total investment income was $3.1 million, a $0.6 million, or 27.6%, increase over the $2.5 million of total investment income for the three months ended September 30, 2006. The increase was primarily attributable to an increase in interest, fee and dividend income from investments. The increase in interest, fee and dividend income is primarily attributable to (i) higher average levels of outstanding debt investments, which was principally due to the closing of five new debt investments since September 30, 2006, partially offset by debt repayments received in the same period, and (ii) higher levels of cash dividend income from portfolio equity investments.
Expenses
For the three months ended September 30, 2007, total expenses increased by approximately $0.2 million, or 13.1%, to approximately $1.4 million from $1.2 million for the three months ended September 30, 2006. The increase in total expenses was primarily attributable to an increase in interest expense as a result of the additional $9.9 million of SBIC Debentures borrowed during 2007. In addition, the management fees paid to the Investment Adviser did not significantly change between periods.

Net Investment Income
Net investment income for the three months ended September 30, 2007 was $1.7 million, or a 41.9% increase, compared to net investment income of $1.3 million during the three months ended September 30, 2006. The increase in net investment income is attributable to the increase in total investment income as compared to a smaller increase in total expenses.
Net Realized Income
For the three months ended September 30, 2007, net realized gains from investments was $2.2 million, representing a $0.2 million, or a 5.7% increase over net realized gains during the three months ended September 30, 2006. The net realized gains during the three months ended September 30, 2007 principally related to realized gains on the sale or redemption of equity investments in two portfolio companies.
The higher net realized gains in the three months ended September 30, 2007 combined with higher net investment income during the same period resulted in a $0.6 million, or 19.4%, increase, in the net realized income for the three months ended September 30, 2007 compared with the corresponding period in 2006.
Net Increase in Members’ Equity and Partners’ Capital Resulting From Operations
During the three months ended September 30, 2007, we recorded a net change in unrealized depreciation in the amount of $1.2 million, or a $4.6 million decrease over the $3.4 million in net change in unrealized appreciation for the three months ended September 30, 2006. The net change in unrealized depreciation for the three months ended September 30, 2007 principally resulted from an accounting entry we made to reverse $1.0 million of previously recorded unrealized appreciation on certain investments when we sold such investments and realized a gain. The net change in unrealized depreciation for three months ended September 30, 2007 also included unrealized appreciation on nine portfolio companies offset by unrealized depreciation on four portfolio companies. The higher net change in unrealized appreciation for the three months ended September 30, 2006 was generally attributable to larger increases in net unrealized appreciation on our portfolio companies, and a lower amount of reversal related to previously recognized net unrealized appreciation into net realized gains on investments that were exited.
As a result of these events, our net increase in members’ equity and partners’ capital resulting from operations during the three months ended September 30, 2007 was $2.7 million, or a 59.8% decrease compared to a net increase in members’ equity and partners’ capital resulting from operations of $6.7 million during the three months ended September 30, 2006.
Comparison of nine months ended September 30, 2007 and September 30, 2006

	For the Nine Months
	Ended September 30,		Net Change
	2007	2006	Amount	%
	(Unaudited)
	(dollars in millions)
Total Investment Income	$8.7	$7.4	$1.3	17.4%
Total Expenses	4.8	3.7	1.1	31.7

Net Investment Income	3.9	3.7	0.2	3.6
Net Realized Gains from Investments	2.7	2.2	0.5	24.7

Net Realized Income	6.6	5.9	0.7	11.1
Net Change in Unrealized Appreciation (Depreciation) from Investments	(0.8)	7.2	(8.0)	(11.3)

Net Increase in Members’ Equity and Partners’ Capital Resulting from Operations	$5.8	$13.1	$(7.3)	(55.7)%

Investment Income
For the nine months ended September 30, 2007, total investment income was $8.7 million, a $1.3 million, or 17.4%, increase over the $7.4 million of total investment income for the nine months ended September 30, 2006. The increase was primarily attributable to a $1.3 million increase in interest, fee and dividend income from investments. The increase in interest, fee and dividend income is primarily attributable to (i) higher average levels of outstanding debt investments, which was principally due to the closing of five new debt investments since September 30, 2006, partially offset by debt repayments received during the same period, and (ii) higher levels of cash dividend income from portfolio equity investments.

Expenses
For the nine months ended September 30, 2007, total expenses increased by approximately $1.1 million, or 31.7%, to approximately $4.8 million from $3.7 million for the nine months ended September 30, 2006. The increase in total expenses was primarily attributable to a $0.4 million increase in interest expense as a result of the additional $9.9 million of SBIC debentures borrowed during 2007 and $0.7 million of professional costs related to the Main Street Capital Corporation initial public offering. The professional costs related to the initial public offering of Main Street Capital Corporation that were deducted in determining the net increase in members’ equity and partners’ capital resulting from operations principally consisted of audit and review costs related to the financial statements contained in the offering prospectus as well as other offering-related professional fees. Professional fees related to the initial public offering of Main Street Capital Corporation represented $0.7 million of the $1.2 million increase in total expenses, or 14.5% of total expenses for the nine months ended September 30, 2007. The management fees paid to the Investment Adviser did not significantly change between periods.
Net Investment Income
As a result of the $1.3 million increase in total investment income as compared to the $1.2 million increase in total expenses, primarily consisting of professional fees of $0.7 million related to the initial public offering of Main Street Capital Corporation, net investment income for the nine months ended September 30, 2007, was $3.9 million, or a 3.6% increase, compared to net investment income of $3.7 million during the nine months ended September 30, 2006.
Net Realized Income
For the nine months ended September 30, 2007, net realized gains from investments were $2.7 million, representing a $0.5 million, or 24.1% increase over net realized gains during the nine months ended September 30, 2006. The net realized gains during the nine months ended September 30, 2007 principally related to realized gains on the sale or redemption of equity investments in four portfolio companies.
The higher net realized gains in the nine months ended September 30, 2007 plus the higher net investment income during the same period resulted in a $0.7 million, or 11.2%, increase, in the net realized income for the nine months ended September 30, 2007 compared with the comparable period in 2006. Professional fees related to the initial public offering of Main Street Capital Corporation represented $0.7 million of the $1.2 million increase in total expenses, or 14.5% of total expenses for the nine months ended September 30, 2007.
Net Increase in Members’ Equity and Partners’ Capital Resulting From Operations
During the nine months ended September 30, 2007, we recorded a net change in unrealized depreciation in the amount of $0.8 million, or an $8.0 million decrease over the $7.2 million in net change in unrealized appreciation for the nine months ended September 30, 2006. The net change in unrealized depreciation for the nine months ended September 30, 2007 resulted from (i) an accounting entry to reverse $2.3 million of previously recorded unrealized appreciation into realized gains on certain exited investments and (ii) unrealized appreciation on eleven portfolio companies partially offset by unrealized depreciation on four portfolio companies. The higher net change in unrealized appreciation for the nine months ended September 30, 2006 was generally attributable to larger increases in net unrealized appreciation of our portfolio companies.
As a result of these events, our net increase in members’ equity and partners’ capital resulting from operations during the nine months ended September 30, 2007, was $5.8 million, or a 55.7% decrease compared to a net increase in members’ equity and partners’ capital resulting from operations of $13.1 million during the nine months ended September 30, 2006. Professional fees related to the initial public offering of Main Street Capital Corporation represented $0.7 million of the $1.2 million increase in total expenses, or 14.5% of total expenses for the nine months ended September 30, 2007.

Liquidity and Capital Resources
Cash Flows
For the nine months ended September 30, 2007, we experienced a net decrease in cash and equivalents in the amount of $4.2 million. During that period, we generated $3.1 million of cash from our operating activities primarily from net investment income. During the nine months ended September 30, 2007, we used $9.6 million in net cash for investing activities. During the first nine months of 2007, net cash used for investing activities principally included the funding of five new investments and several smaller follow-on investments for a total of $19.8 million of gross invested capital, partially offset by $6.2 million in cash proceeds from repayment of debt investments and $4.0 million of cash proceeds from the redemption and sale of several equity investments. During the first nine months of 2007, we generated $2.4 million in cash from financing activities, which principally consisted of the net proceeds from $9.9 million in additional SBIC debenture borrowings, partially offset by $6.5 million of cash distributions to partners and $0.9 million of payments related to our deferred initial public offering costs.
For the nine months ended September 30, 2006, we experienced a net decrease in cash and cash equivalents in the amount of $7.6 million. During that period, we generated $2.4 million of cash from our operating activities primarily from net investment income. During the nine months ended 2006, we used $5.8 million in cash for investing activities. During the first nine months of 2006 net cash used for investing activities included the funding of new or follow on investments for a total of $19.7 million of invested capital, partially offset by $10.6 million in cash proceeds from repayments of debt investments and $3.3 million of cash proceeds from the redemption or sale of several equity investments. During the first nine months of 2006, we used $4.2 million in cash for financing activities which principally consisted of $4.5 million of cash distributions to partners partially offset by additional partner contributions.
Capital Resources
As of September 30, 2007, we had $9.6 million in cash and cash equivalents, and our net assets totaled $42.7 million.
We intend to generate additional cash primarily from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less, any future offerings of securities, and future borrowings. We have recently completed a our initial public offering resulting in net proceeds of $60.2 million (after deducting underwriter’s commissions totaling approximately $4.3 million but before deducting other expenses of the offering) which should provide sufficient capital for our near-term investment needs. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.
In order to satisfy the Code requirements applicable to a registered investment company, we intend to distribute to our stockholders substantially all of our taxable income, but may also elect to periodically spillover certain taxable income from one tax year into another. We declared an initial quarterly dividend of $0.33 per share on November 5, 2007, payable on November 30, 2007 to shareholders of record on November 16, 2007. In addition, as a business development company, we generally will be required to meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200.0%. This requirement will limit the amount that we may borrow.
We anticipate that we will continue to fund our investment activities through a combination of debt and additional equity capital. Due to the Fund’s status as a licensed SBIC, it has the ability to issue debentures guaranteed by the Small Business Administration (SBA) at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA generally in an amount up to twice its regulatory capital, which generally is the amount of equity capital. The maximum statutory limit on the dollar amount of outstanding debentures guaranteed by the SBA issued by a single SBIC or group of SBICs under common control as of September 30, 2007, was $127.2 million (which amount is subject to increase on an annual basis based on cost of living index increases).

Because of our and our investment team’s affiliations with Main Street Capital II, a separate SBIC which commenced investment operations in January 2006, Main Street Mezzanine Fund and Main Street Capital II may be deemed to be a group of SBICs under common control. Thus, the dollar amount of SBA-guaranteed debentures that can be issued collectively by Main Street Mezzanine Fund and Main Street Capital II may be limited to $127.2 million, absent relief from the SBA. Currently, we, through Main Street Mezzanine Fund, do not intend to borrow SBA-guaranteed indebtedness in excess of $55.0 million based upon Main Street Mezzanine Fund’s existing equity capital.
Debentures guaranteed by the SBA have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time. Debentures issued prior to September 2006, were subject to pre-payment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006. On September 30, 2007, Main Street Mezzanine Fund had $55.0 million of outstanding indebtedness guaranteed by the SBA, which carried an average fixed interest rate of 5.8%.
Recently Issued Accounting Standards
In September 2006, The FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addressed how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted, provided that financial statements for that fiscal year, including any interim periods within that fiscal year, have not been issued. We are currently evaluating the impact, if any, that the implementation of SFAS 157 will have on our results of operations or financial condition.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the combined balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. At this time, we are evaluating the implications of SFAS 159, and its impact on our financial statements has not yet been determined.
In June 2007, the AICPA issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies of Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 clarifies which entities are within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”) and is effective for fiscal years beginning on or after December 15, 2007. Companies that are regulated by the Investment Company Act of 1940 are automatically within the scope of the Guide. Upon adoption of SOP 07-1, a company must also adopt the provisions of FASB Staff Position (“FSP”) No. Fin 46R-7 “Application of FASB Interpretation No. 46R to Investment Companies”. FSP FIN 46R-7 permanently exempts investment companies from applying the provisions of Interpretation 46R to investments carried at fair value. At this time, the Company is evaluating the implications of SOP 07-1, and its impact on the financial statements has not yet been determined.

Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the capital funding needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. However, as of September 30, 2007, we had no unused firm commitments to extend credit to our portfolio companies which are not reflected on our balance sheet.
Contractual Obligations
As of September 30, 2007, our future fixed commitments for cash payments on contractual obligations for each of the next five years and thereafter are as follows:

							2013 and
	Total	2008	2009	2010	2011	2012	thereafter
	(dollars in thousands)
	(unaudited)
SBIC debentures payable	$55,000	$—	$—	$—	$—	$—	$55,000
Interest due on SBIC debentures	24,684	3,188	3,179	3,179	3,179	3,188	8,771

Total	$79,684	$3,188	$3,179	$3,179	$3,179	$3,188	$63,771

Related Party Transactions
The Fund has co-invested with Main Street Capital II in numerous investments since January 2006. Main Street Capital II and the Fund are both managed by the Investment Adviser and the general partners for the Fund and Main Street Capital II were both under common control prior to the Formation Transactions. Main Street Capital II is an SBIC with similar investment objectives to the Fund and which began its investment operations in January 2006. The co-investments among the two funds were made at the same time and on the same terms and conditions. The co-investments were made in accordance with the Investment Adviser’s conflicts policy and in accordance with the applicable SBIC conflict of interest regulations.
The Fund paid $1.5 million in management fees to the Investment Advisor for the nine months ended September 30, 2007 and September 30, 2006.
Recent Developments
In November 2007, the Company made a $7.5 million secured debt investment and a $1.8 million equity investment, representing an approximately 60% fully diluted equity interest, into Hydratec Holdings, LLC (Hydratec). Hydratec is engaged in the design, sale and installation of agricultural irrigation products and systems throughout California.
In October 2007, the Company realized a $2.3 million gain, including structuring fees, from the sale of its portfolio company All Hose & Specialty, LLC (All Hose) to GHX Industrial, LLC, a portfolio company of Houston-based private equity firm The CapStreet Group. The gain realized on the All Hose equity investment exceeded Main Street’s recorded fair value for such investment at June 30, 2007. All Hose is a leading distributor of industrial hose, high pressure hose and other specialty items utilized in the industrial oilfield service industries. The original All Hose investment represented a $2.6 million first lien secured debt investment coupled with nominally priced equity warrants, which were subsequently converted into outstanding equity interests of All Hose. The Company sold all its remaining equity interests and received full repayment of its debt investment.
Items 3. Quantitative and Qualitative Disclosure about Market Risk
We are subject to financial market risks, including changes in interest rates. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. The significant majority of our debt investments are made with fixed interest rates for the term of the investment. However, as of September 30, 2007, approximately 6.6% of our debt investment portfolio (at cost) bore interest at floating rates. All of our current outstanding indebtedness is subject to fixed interest rates for the 10-year life of such debt. At September 30, 2007 and December 31, 2006, based on our applicable levels of floating-rate debt investments, a 1.0% change in interest rates would not have a material effect on our level of interest income from debt investments.

Item 4. Controls and Procedures
(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, our President and Chief Financial Officer and our Chief Accounting Officer, Chief Compliance Officer and Secretary of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chairman and Chief Executive Officer, our President and Chief Financial Officer and our Chief Accounting Officer, Chief Compliance Officer and Secretary have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities and Exchange Act of 1934.

(b)	There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.
Item 1A. Risk Factors.
There were no material changes from the risk factors as previously disclosed in our prospectus dated October 4, 2007, that we filed with the SEC on October 9, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On October 4, 2007, our registration statement on Form N-2 (SEC File No. 333-142879), for the initial public offering of 4,000,000 shares of our common stock became effective. All 4,000,000 shares were sold upon completion of the initial public offering at an aggregate offering price of $60 million, reflecting an initial public offering price of $15.00 per share. The underwriters involved in the initial public offering were Morgan Keegan & Company, Inc., BB&T Capital Markets, a division of Scott & Stringfellow, Inc., SMH Capital Inc., and Ferris, Baker Watts, Incorporated.
In connection with the initial public offering, we offered the underwriters an option to purchase an additional 400,000 shares of common stock at a purchase price of $15.00 per share, before deducting underwriting discounts. On November 6, 2007, the underwriters exercised their over-allotment option with respect to 300,000 shares of our common stock.
Underwriting discounts for the shares sold in the initial public offering and the over-allotment option totaled $4.0 million and $0.3 million, respectively. We incurred expenses of approximately $2.1 million in connection with the initial public offering. None of these expenses were paid directly or indirectly to our directors, officers or associates, or to persons owning 10% or more of our common stock or that of other affiliates. After deducting underwriting discounts and commissions, we received net proceeds of $56.0 million from the initial public offering and $4.2 million from the exercise of the over-allotment option.
We used $9.3 million of the net proceeds to invest in Hydratec Holdings, LLC. The remainder of the net proceeds will be used to make investments in lower middle market companies in accordance with our investment objective, pay our operating expenses and dividends to our stockholders, and for general corporate purposes.
Item 6. Exhibits.
Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3*	Certification of Chief Accounting Officer and Chief Compliance Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.3*	Certification of Chief Accounting Officer and Chief Compliance Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

*	Submitted herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Main Street Capital Corporation

Date: November 15, 2007	/s/ Vincent D. Foster

Vincent D. Foster Chairman and Chief Executive Officer

Date: November 15, 2007	/s/ Todd A. Reppert

Todd A. Reppert President and Chief Financial Officer

Date: November 15, 2007	/s/ Rodger A. Stout

Rodger A. Stout Chief Accounting Officer, Chief Compliance Officer, and Secretary

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3*	Certification of Chief Accounting Officer and Chief Compliance Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.3*	Certification of Chief Accounting Officer and Chief Compliance Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

*	Submitted herewith.