Form 10-K
period 2007-12-31
Main Street Capital CORP
filed 2008-03-21
CIK 1396440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to ________________________
Commission File Number:  1-33723
Main Street Capital Corporation
(Exact name of registrant as specified in its charter)

Maryland	41-2230745

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 Post Oak Boulevard, Suite 800
Houston, TX	77056

(Address of principal executive offices)	(Zip Code)
     (713) 350-6000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 29, 2007 has not been provided because trading of the registrant’s common stock on the NASDAQ Global Select Market did not commence until October 5, 2007.
The number of outstanding common shares of the registrant as of March 17, 2008 was 8,959,718.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrants’ definitive Proxy Statement for its 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

CAUTIONARY STATEMENT CONCERNING FORWARD LOOKING STATEMENTS
This Annual Report Form 10-K contains forward-looking statements regarding the plans and objectives of management for future operations. In addition, from time to time, our management or persons acting on our behalf may make forward-looking statements to inform existing and potential security holders about our company. Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including the factors discussed in Item 1A entitled “Risk Factors” in Part I of this Annual Report and elsewhere in this Annual Report. Other factors that could cause actual results to differ materially include changes in the economy and future changes in laws or regulations and conditions in our operating areas.
We have based the forward-looking statements included in this Annual Report on Form 10-K on information available to us on the date of this Annual Report on Form 10-K, and we assume no obligation to update any such forward-looking statements, unless we are required to do so by applicable law. However, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
PART I

Item 1.	Business
FORMATION TRANSACTIONS
Main Street Capital Corporation (“MSCC”) is a Maryland corporation, formed on March 9, 2007, for the purpose of acquiring (i) Main Street Mezzanine Fund, LP (the “Fund”), which is licensed as a Small Business Investment Company (an “SBIC”), by the United States Small Business Administration, (ii) Main Street Mezzanine Management, LLC (the “General Partner”), the general partner of Main Street Mezzanine Fund, LP, and (iii) Main Street Capital Partners, LLC (the “Investment Manager”), which is the manager and investment adviser to two SBICs, including the Fund. MSCC was also formed to raise capital in our initial public offering, which was completed in October 2007 (the “Offering”) and thereafter to operate as an internally managed business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Unless otherwise noted, the terms “we,” “us,” “our” and “Main Street” refer to the Fund and the General Partner prior to the Offering and to MSCC and its subsidiaries, including the Fund and the General Partner, subsequent to the Offering.
Immediately prior to the closing of the Offering, we consummated the following formation transactions (the “Formation Transactions”):
•	We acquired 100% of the limited partnership interests in the Fund.
•	We acquired 100% of the equity interests in the General Partner.
•	We acquired 100% of the equity interests in the Investment Manager.
Main Street did not acquire any interest in Main Street Capital II, LP, a separate SBIC, managed by the Investment Manager, which commenced investment operations in January 2006.

In connection with the Formation Transactions, MSCC entered into a support services agreement with the Investment Manager. The agreement requires the Investment Manager to manage the day-to-day operational and investment activities of Main Street. The Investment Manager generally incurs all normal operating and administrative expenses, except those specifically required to be borne by MSCC, which principally include costs that are specific to MSCC’s status as a publicly traded entity. The expenses paid by the Investment Manager include the cost of salaries and related benefits, rent, equipment and other administrative costs required for Main Street’s day-to-day operations.
The Investment Manager is reimbursed for its expenses associated with providing operational and investment management services to MSCC and its subsidiaries. Each quarter, as part of the support services agreement, MSCC makes payments to cover all expenses incurred by the Investment Manager, less amounts the Investment Manager receives from Main Street Capital II pursuant to a separate investment advisory services agreement. Based on this separate investment advisory services agreement, Main Street Capital II will pay the Investment Manager approximately $3.3 million in 2008 for these services.
The Offering involved the public offering and sale of 4,300,000 shares, including shares sold upon the underwriters’ exercise of the over-allotment option, at a price to the public of $15.00 per share of our common stock, resulting in net proceeds to us of approximately $60.2 million, after deducting underwriters’ commissions totaling approximately $4.3 million. As a result of the Offering and the Formation Transactions described above, we are a closed-end, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. We are internally managed by our executive officers under the supervision of our board of directors (the “Board of Directors”). As a result, we do not pay any external investment advisory fees, but instead we incur the operating costs associated with employing investment and portfolio management professionals.
In addition, we will elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”), effective as of October 2, 2007. As a RIC, we generally will not have to pay corporate-level federal income taxes on any net ordinary income or capital gains we distribute to our stockholders as dividends, as long as we meet certain source-of-income, income distribution and asset diversification requirements.
Immediately following the Formation Transactions, Main Street Equity Interests, Inc. (“MSEI”) was created as a wholly-owned consolidated subsidiary of MSCC. MSEI has elected for tax purposes to be treated as a corporation and is taxed at normal corporate tax rates based on its taxable income. The taxable income of MSEI may differ from its book income due to deferred tax timing differences as well as permanent differences.

The following chart reflects our organizational structure after the Offering and consummation of the Formation Transactions:

CORPORATE INFORMATION
Our principal executive offices are located at 1300 Post Oak Boulevard, Suite 800, Houston, Texas 77056. We maintain a Web site on the Internet at www.mainstcapital.com. We make available free of charge on our Web site our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. Information contained on our Web site is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider that information to be part of this Annual Report on Form 10-K.
OVERVIEW OF OUR BUSINESS
We are a specialty investment company focused on providing customized financing solutions to lower middle-market companies, which we define as companies with annual revenues between $10.0 million and $100.0 million. Our investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and realizing capital appreciation from our equity-related investments. Our investments generally range in size from $2.0 million to $15.0 million. We have funded over $130 million in debt and equity investments since 2002. Our ability to invest across a company’s capital structure, from senior secured loans to subordinated debt to equity securities, allows us to offer portfolio companies a comprehensive suite of financing solutions, or “one-stop” financing. All of our investment income is earned from portfolio companies located in the United States and all of our assets are located in the United States.
We typically seek to work with entrepreneurs, business owners and management teams to provide customized financing for strategic acquisitions, business expansion and other growth initiatives, ownership transitions and recapitalizations. In structuring transactions, we seek to protect our rights, manage our risk and create value by: (i) providing financing at lower leverage ratios; (ii) generally taking first priority liens on assets; and (iii) providing significant equity incentives for management teams of our portfolio companies. We seek to avoid competing with other capital providers for transactions because we believe competitive transactions often have execution risks and can result in potential conflicts among creditors and lower returns due to more aggressive valuation multiples and higher leverage ratios. In that regard, based upon information provided to us by our portfolio companies (which we have not independently verified), our portfolio had a total net debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio of approximately 3.1 to 1.0 and a total EBITDA to interest expense ratio of 2.4 to 1.0. In calculating these ratios, we included all portfolio company debt, including debt junior to our debt investments but excluding one portfolio company with significant cash in excess of its outstanding debt and one development stage portfolio company with a net debt to EBITDA ratio that exceeds 15.0 to 1.0. If we also excluded debt junior to our debt investments in calculating these ratios, the ratios would be 2.5 to 1.0 and 2.7 to 1.0, respectively. Approximately 88% of our total portfolio investments at cost, excluding our 100% equity interest in the Investment Manager, are debt investments and 93% of such debt investments at cost were secured by first priority liens on the assets of our portfolio companies as of December 31, 2007. At December 31, 2007, our average fully diluted ownership in portfolio companies where we have an equity warrant and/or direct equity investment was approximately 24%.
As of December 31, 2007, Main Street had debt and equity investments in 27 portfolio companies (excluding our 100% equity interest in the Investment Manager) with an aggregate fair value of $90,400,449 and a weighted average effective yield on its debt investments of 14.3%. Weighted average effective yields are computed using the effective interest rates for all debt investments at December 31, 2007, including amortization of deferred debt origination fees and accretion of original issue discount.

MARKET OPPORTUNITY
Our business is to provide customized financing solutions to lower middle-market companies, which we define as companies with annual revenues between $10.0 million and $100.0 million. We believe many lower middle-market companies are unable to obtain sufficient financing from traditional financing sources. Due to evolving market trends, traditional lenders and other sources of private investment capital have focused their efforts on larger companies and transactions. We believe this dynamic is attributable to several factors, including the consolidation of commercial banks and the aggregation of private investment funds into larger pools of capital that are focused on larger investments. In addition, many current funding sources do not have relevant experience in dealing with some of the unique business issues facing lower middle-market companies. Consequently, we believe that the market for lower middle-market investments, particularly those investments of less than $10.0 million, is currently underserved and less competitive. This market situation creates the opportunity for us to meet the financing requirements of lower middle-market companies while also negotiating favorable transaction terms and equity participations.
BUSINESS STRATEGIES
Our investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and realizing capital appreciation from our equity-related investments. We have adopted the following business strategies to achieve our investment objective:
•
Delivering Customized Financing Solutions. We believe our ability to provide a broad range of customized financing solutions to lower middle-market companies sets us apart from other capital providers that focus on providing a limited number of financing solutions. We offer to our portfolio companies customized debt financing solutions with equity components that are tailored to the facts and circumstances of each situation. Our ability to invest across a company’s capital structure, from senior secured loans to subordinated debt to equity securities, allows us to offer our portfolio companies a comprehensive suite of financing solutions, or “one-stop” financing.

•
Focusing on Established Companies in the Lower Middle-Market. We generally invest in companies with established market positions, experienced management teams and proven revenue streams. Those companies generally possess better risk-adjusted return profiles than newer companies that are building management or are in the early stages of building a revenue base. In addition, established lower middle-market companies generally provide opportunities for capital appreciation.

•
Leveraging the Skills and Experience of Our Investment Team. Our investment team has over 35 years of combined experience in lending to and investing in lower middle-market companies. The members of our investment team have broad investment backgrounds, with prior experience at private investment funds, investment banks and other financial services companies, and currently include five certified public accountants and one chartered financial analyst. The expertise of our investment team in analyzing, valuing, structuring, negotiating and closing transactions should provide us with competitive advantages by allowing us to consider customized financing solutions and non-traditional and complex structures.

•
Maintaining Portfolio Diversification. We seek to maintain a portfolio of investments that is appropriately diversified among various companies, industries, geographic regions and end markets. This portfolio diversity is intended to mitigate the potential effects of negative economic events for particular companies, regions and industries.

•
Capitalizing on Strong Transaction Sourcing Network. Our investment team seeks to leverage its extensive network of referral sources for investments in lower middle-market companies developed over the last ten years. Since 2002, we have originated and have been the lead investor in over 30 principal investment transactions. We have developed a reputation in our marketplace as a responsive, efficient and reliable source of financing, which has created a growing proprietary deal flow for us.

•
Benefiting from Lower Cost of Capital. The Fund’s SBIC license has allowed it to issue SBA-guaranteed debentures. SBA-guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and public debt. Because lower cost SBA leverage is, and will continue to be, a significant part of our capital base, our relative cost of debt capital should be lower than many of our competitors.

INVESTMENT CRITERIA
Our investment team has identified the following investment criteria that it believes are important in evaluating prospective portfolio companies. Our investment team uses these criteria in evaluating investment opportunities. However, not all of these criteria have been, or will be, met in connection with each of our investments.
•
Proven Management Team with Meaningful Financial Commitment. We look for operationally-oriented management with direct industry experience and a successful track record. In addition, we expect the management team of each portfolio company to have meaningful equity ownership in the portfolio company to better align our respective economic interests. We believe management teams with these attributes are more likely to manage the companies in a manner that protects our debt investment and enhances the value of our equity investment.

•
Established Companies with Positive Cash Flow. We seek to invest in established companies in the lower middle-market with sound historical financial performance. We typically focus on companies that have historically generated EBITDA of greater than $1.0 million and commensurate levels of free cash flow. We generally do not intend to invest in start-up companies or companies with speculative business plans.

•
Defensible Competitive Advantages/Favorable Industry Position. We primarily focus on companies having competitive advantages in their respective markets and/or operating in industries with barriers to entry, which may help to protect their market position and profitability.

•
Exit Alternatives. We expect that the primary means by which we exit our debt investments will be through the repayment of our investment from internally generated cash flow and/or refinancing. In addition, we seek to invest in companies whose business models and expected future cash flows may provide alternate methods of repaying our investment, such as through a strategic acquisition by other industry participants or a recapitalization.

PORTFOLIO INVESTMENTS
Debt Investments
Historically, Main Street has made debt investments principally in the form of single tranche debt. Single tranche debt financing involves issuing one debt security that blends the risk and return profiles of both secured and subordinated debt. We believe that single tranche debt is more appropriate for many lower middle-market companies given their size in order to reduce structural complexity and potential conflicts among creditors.
Our debt investments generally have terms of three to seven years, with limited required amortization prior to maturity, and provide for monthly or quarterly payment of interest at fixed interest rates between 12% and 14% per annum, payable currently in cash. In some instances, we have provided floating interest rates for a portion of a single tranche debt security. In addition, certain debt investments may have a form of interest that is not paid currently but is accrued and added to the loan balance and paid at maturity. We refer to this as payment-in-kind or PIK interest. We typically structure our debt investments with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. In most cases, our debt investment will be collateralized by a first priority lien on substantially all the assets of the portfolio company. As of December 31, 2007, 93% of our debt investments were secured by first priority liens on the assets of portfolio companies and the rest of our debt investments were secured on a second-lien basis.
While we will continue to focus on single tranche debt investments, we also anticipate structuring some of our debt investments as mezzanine loans. We anticipate that these mezzanine loans will be primarily junior secured or unsecured, subordinated loans that provide for relatively high fixed interest rates that will provide us with significant current interest income. These loans typically will have interest-only payments in the early years, with amortization of principal deferred to the later years of the mezzanine loan term. Also, in some cases, our mezzanine loans may be collateralized by a subordinated lien on some or all of the assets of the borrower. Typically, our mezzanine loans will have maturities of three to five years. We will generally target fixed interest rates of 12% to 14%, payable currently in cash for our mezzanine loan investments with higher targeted total returns from equity warrants, direct equity investments or PIK interest.

In addition to seeking a senior lien position in the capital structure of our portfolio companies, we seek to limit the downside potential of our investments by negotiating covenants that are designed to protect our investments while affording our portfolio companies as much flexibility in managing their businesses as possible. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control or change of management provisions, key-man life insurance, guarantees, equity pledges, personal guaranties, where appropriate, and put rights. In addition, we typically seek board representation or observation rights in all of our portfolio companies.
Warrants
In connection with our debt investments, we have historically received equity warrants to establish or increase our equity interest in the portfolio company. Warrants we receive in connection with a debt investment typically require only a nominal cost to exercise, and thus, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We typically structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as secured or unsecured put rights, or rights to sell such securities back to the portfolio company, upon the occurrence of specified events. In certain cases, we also may obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights.
Direct Equity Investments
We also will seek to make direct equity investments in situations where appropriate to align our interests with key management and stockholders, and to allow for some participation in the appreciation in enterprise values of our portfolio companies. We usually make our direct equity investments in connection with debt investments. In addition, we may have both equity warrants and direct equity positions in some of our portfolio companies. We seek to maintain fully diluted equity positions in our portfolio companies of 5% to 50%, and may have controlling interests in some instances. We have a value orientation toward our direct equity investments and have traditionally been able to purchase our equity investments at reasonable valuations.
INVESTMENT PROCESS
Our investment committee is responsible for all aspects of our investment process. The current members of our investment committee are Vincent D. Foster, our Chairman and Chief Executive Officer, Todd A. Reppert, our President and Chief Financial Officer, and David L. Magdol, Senior Vice President. Our investment strategy involves a “team” approach, whereby potential transactions are screened by members of our investment team before being presented to the investment committee. Our investment committee meets on an as needed basis depending on transaction volume. Our investment committee generally categorizes our investment process into seven distinct stages:
Deal Generation/Origination
Deal generation and origination is maximized through long-standing and extensive relationships with industry references, brokers, commercial and investment bankers, entrepreneurs, service providers such as lawyers and accountants, as well as current and former portfolio companies and investors. Our investment team has focused its deal generation and origination efforts on lower middle-market companies. We have developed a reputation as a knowledgeable, reliable and active source of capital and assistance in this market.
Screening
During the screening process, if a transaction initially meets our investment criteria, we will perform preliminary due diligence, taking into consideration some or all of the following information:
•	a comprehensive financial model based on quantitative analysis of historical financial performance, projections and pro forma adjustments to determine the estimated internal rate of return;
•	a brief industry and market analysis, importing direct industry expertise from other portfolio companies or investors;

•	preliminary qualitative analysis of the management team’s competencies and backgrounds;
•	potential investment structures and pricing terms; and
•	regulatory compliance.
Upon successful screening of the proposed transaction, the investment team makes a recommendation to our investment committee. If our investment committee concurs with moving forward on the proposed transaction, we issue a non-binding term sheet to the company.
Term Sheet
The non-binding term sheet will include the key economic terms based upon our analysis performed during the screening process as well as a proposed timeline and our qualitative expectation for the transaction. While the term sheet is non-binding, it generally does require an expense deposit to be paid in order to move the transaction to the due diligence phase. Upon execution of a term sheet and payment of the expense deposit, we begin our formal due diligence process.
Due Diligence
Due diligence on a proposed investment is performed by a minimum of two members of our investment team, whom we refer to collectively as the deal team, and certain external resources, who together conduct due diligence to understand the relationships among the prospective portfolio company’s business plan, operations and financial performance. Our due diligence review includes some or all of the following:
•	initial or additional site visits with management and key personnel;
•	detailed review of historical and projected financial statements;
•	operational reviews and analysis;
•	interviews with customers and suppliers;
•	detailed evaluation of company management, including background checks;
•	review of material contracts;
•	in-depth industry, market and strategy analysis;
•	review by legal, environmental or other consultants, if applicable; and
•	financial sponsor diligence, if applicable, including portfolio company and other reference checks.
During the due diligence process, significant attention is given to sensitivity analyses and how the company might be expected to perform given downside, “base-case” and upside scenarios.
Document and Close
Upon completion of a satisfactory due diligence review, the deal team presents the findings and a recommendation to our investment committee. The presentation contains information including, but not limited to, the following:
•	company history and overview;
•	transaction overview, history and rationale, including an analysis of transaction strengths and risks;

•	analysis of key customers and suppliers and key contracts;
•	a working capital analysis;
•	an analysis of the company’s business strategy;
•	a management background check and assessment;
•	third-party accounting, legal, environmental or other due diligence findings;
•	investment structure and expected returns;
•	anticipated sources of repayment and potential exit strategies;
•	pro forma capitalization and ownership;
•	an analysis of historical financial results and key financial ratios;
•	sensitivities to management’s financial projections; and
•	detailed reconciliations of historical to pro forma results.
If any adjustments to the transaction terms or structures are proposed by the investment committee, such changes are made and applicable analyses updated. Approval for the transaction must be made by the affirmative vote from a majority of the members of the investment committee. Upon receipt of transaction approval, we will re-confirm regulatory company compliance, process and finalize all required legal documents, and fund the investment.
Post-Investment
We continuously monitor the status and progress of the portfolio companies. We offer managerial assistance to our portfolio companies, giving them access to our investment experience, direct industry expertise and contacts. The same deal team that was involved in the investment process will continue its involvement in the portfolio company post-investment. This provides for continuity of knowledge and allows the deal team to maintain a strong business relationship with key management of its portfolio companies for post-investment assistance and monitoring purposes. As part of the monitoring process, the deal team will analyze monthly/quarterly financial statements versus the previous periods and year, review financial projections, meet with management, attend board meetings and review all compliance certificates and covenants. While we maintain limited involvement in the ordinary course operations of our portfolio companies, we maintain a higher level of involvement in non-ordinary course financing or strategic activities and any non-performing scenarios.
We also use an investment rating system to characterize and monitor our expected level of returns on each of our investments.
•	Investment Rating 1 is used for investments that exceed expectations and with respect to which return of capital invested, collection of all interest, and a substantial capital gain are expected;
•
Investment Rating 2 is used for investments that are performing in accordance with or above expectations and with respect to which the equity component, if any, has the potential to realize capital gain;

•
Investment Rating 3 is used for investments that are generally performing in accordance with expectations and with respect to which a full return of original capital invested and collection of all interest is expected, but no capital gain can currently be foreseen;

•	Investment Rating 4 is used for investments that are underperforming, have the potential for a realized loss and require closer monitoring; and
•	Investment Rating 5 is used for investments performing significantly below expectations and where we expect a loss.

The following table shows the distribution of our portfolio investments (excluding the investment in our affiliated Investment Manager) on the 1 to 5 investment rating scale at fair value as of December 31, 2006 and 2007:

	December 31, 2006		December 31, 2007
	Investments at	Percentage of	Investments at	Percentage of
Investment Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
	(in thousands)		(in thousands)

1	$31,686	41.6%	$25,153	27.8%
2	23,581	30.9	35,771	39.6
3	15,094	19.8	24,714	27.3
4	5,848	7.7	—	—
5	—	—	4,762	5.3

Totals	$76,209	100.0%	$90,400	100.0%

Based upon our investment rating system, the weighted average rating of our portfolio as of December 31, 2006 and December 31, 2007, was approximately 1.9 and 2.2, respectively. As of December 31, 2006, we had no debt investments that were on non-accrual status. As of December 31, 2007, we had one investment that was on non-accrual status representing 3.1% of the total portfolio investments at fair value at December 31, 2007 (excluding the investment in our affiliated Investment Manager).
Exit Strategies/Refinancing
While we generally exit from most investments through the refinancing or repayment of our debt and redemption of our equity positions, we typically assist our portfolio companies in developing and planning exit opportunities, including any sale or merger of our portfolio companies. We may also assist in the structure, timing, execution and transition of the exit strategy.
DETERMINATION OF NET ASSET VALUE AND VALUATION PROCESS
We will determine the net asset value per share of our common stock on a quarterly basis. The net asset value per share is equal to our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding.
Our business plan calls for us to invest primarily in illiquid securities issued by private companies and/or thinly-traded public companies. These investments may be subject to restrictions on resale and generally have no established trading market. As a result, we will value substantially all of our portfolio investments at fair value as determined in good faith by our Board of Directors pursuant to a valuation policy and a consistently applied valuation process. We base the fair value of our investments on the enterprise value of the portfolio companies in which we invest. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for determining enterprise value and for any one portfolio company enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In determining the enterprise value of a portfolio company, we analyze various factors, including the portfolio company’s historical and projected financial results. We also generally prepare and analyze discounted cash flow models based on its projections of the future free cash flows of the business and company specific capital costs. We review external events, including private mergers and acquisitions, and include these events in the enterprise valuation process. For a discussion of a new accounting pronouncement that may impact how we determine the fair value of our investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recently Issued Accounting Standards.”
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
Our Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of our investments:
•	Our quarterly valuation process will begin with each portfolio company or investment being initially valued by the deal team responsible for the portfolio investment;
•	Preliminary valuation conclusions will then be reviewed and discussed with senior management;
•
The Audit Committee of our Board of Directors will review the preliminary valuations, and the deal team will consider and assess, as appropriate, any changes that may be required to the preliminary valuations to address any comments provided by the Audit Committee;

•	The Board of Directors will assess the valuations and will ultimately determine the fair value of each investment in our portfolio in good faith; and
•
An independent valuation firm engaged by the Board of Directors will perform certain mutually agreed limited procedures that we have identified and asked them to perform on a selection of our final portfolio company valuation conclusions.

Prior to the Offering, the historical valuations of the Fund’s investments were determined by the General Partner through a multi-step process consistent with the process discussed above except that the review and determination of fair value was made by the General Partner and not by the Audit Committee or the Board of Directors.
Duff & Phelps, LLC, an independent valuation firm (“Duff & Phelps”), provided third party valuation consulting services to Main Street which consisted of certain mutually agreed limited procedures that Main Street identified and requested Duff & Phelps to perform (hereinafter referred to as the “Procedures”). For the year ended December 31, 2006, Main Street asked Duff & Phelps to perform the Procedures on investments in 22 portfolio companies comprising approximately 99% of the total investments at fair value as of December 31, 2006. During 2007, Main Street asked Duff & Phelps to perform the Procedures, at each quarter end, on a total of 24 portfolio companies comprising approximately 76% of the total portfolio investments at fair value as of December 31, 2007. The Procedures were performed on investments in 6 portfolio companies for each quarter ended March 31, 2007, June 30, 2007 and September 30, 2007. For the quarter ended December 31, 2007, the Procedures were performed on investments in 5 portfolio companies. In addition, the Procedures were performed on the investment in the Investment Manager. Upon completion of the Procedures, Duff & Phelps concluded that the fair value, as determined by Main Street, of those investments subjected to the Procedures did not appear to be unreasonable. The Board of Directors of Main Street are ultimately and solely responsible for determining the fair value of the investments in good faith.
Determination of fair values involves subjective judgments and estimates. The notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.
COMPETITION
We compete for investments with a number of BDCs and investment funds (including private equity funds, mezzanine funds and other SBICs), as well as traditional financial services companies such as commercial banks and other sources of financing. Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, such as hedge funds, those entities have begun to invest in areas they have not traditionally invested in, including making investments in lower middle-market companies. As a result of these new entrants, competition for investment opportunities in lower middle-market companies may intensify. Many of the entities that compete with us have greater financial and managerial resources. We believe we are able to be competitive with these entities primarily on the basis of our willingness to make smaller investments, the experience and contacts of our management team, our responsive and efficient investment analysis and decision-making processes, our comprehensive suite of customized financing solutions and the investment terms we offer.

We believe that some of our competitors make senior secured loans, junior secured loans and subordinated debt investments with interest rates and returns that are comparable to or lower than the rates and returns that we target. Therefore, we do not seek to compete primarily on the interest rates and returns that we offer to potential portfolio companies. For additional information concerning the competitive risks we face, see “Risk Factors — We may face increasing competition for investment opportunities.”
EMPLOYEES
As of December 31, 2007, we had 12 employees, each of whom was employed by the Investment Manager. These employees include investment and portfolio management professionals, operations professionals and administrative staff. In January 2008, we hired a Chief Accounting Officer, and we intend to hire additional investment professionals as well as additional administrative personnel, as necessary. All of our employees are located in our Houston office.
REGULATION
Regulation as a Business Development Company
We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of the members of the board of directors of a BDC be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.
The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) 50% of our voting securities.
Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are any of the following:
(1)
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company (as defined below), or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC.

(2)	Securities of any eligible portfolio company that we control.

(3)
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.
An eligible portfolio company is defined in the 1940 Act as any issuer which:
(a)	is organized under the laws of, and has its principal place of business in, the United States;

(b)
is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c)	satisfies any of the following:
(i)	does not have any class of securities that is traded on a national securities exchange;

(ii)
is controlled by a business development company or a group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company; or

(iii)	is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.
In October 2006, the SEC re-proposed rules providing for an additional definition of eligible portfolio company. As re-proposed, the rules would expand the definition of eligible portfolio company to include certain public companies that list their securities on a national securities exchange. The SEC is seeking comment regarding the application of these proposed rules to companies with: (1) a public float of less than $75 million; (2) a market capitalization of less than $150 million; or (3) a market capitalization of less than $250 million. There is no assurance that such proposal will be adopted or what the final proposal will entail.
Managerial Assistance to Portfolio Companies
In order to count portfolio securities as qualifying assets for the purpose of the 70% test, we must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Idle Funds Investments
Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as idle funds investments, so that 70% of our assets are qualifying assets. Typically, we will invest in securities issued by the U.S. government or its agencies. We may also invest in repurchase agreements. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the asset diversification requirements in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our management team will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
Senior Securities
We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% of the debt and/or senior stock immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure” and “— Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.”
In January 2008, we received an exemptive order from the Securities and Exchange Commission to exclude debt securities issued by the Fund from the asset coverage requirements of the 1940 Act as applicable to Main Street. The exemptive order provides for the exclusion of all debt securities issued by the Fund, including $55 million of outstanding debt related to its participation in the SBIC program. This exemptive order provides us with expanded capacity and flexibility in obtaining future sources of capital for our investment and operational objectives.
Code of Ethics
We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements.
Proxy Voting Policies and Procedures
We vote proxies relating to our portfolio securities in a manner in which we believe is consistent with the best interest of our stockholders. We review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by us. Although we generally vote against proposals that we expect would have a negative impact on our portfolio securities, we may vote for such a proposal if there exists compelling long-term reasons to do so.
Our proxy voting decisions are made by the deal team which is responsible for monitoring each of our investments. To ensure that our vote is not the product of a conflict of interest, we require that: (i) anyone involved in the decision-making process to disclose to our chief compliance officer any potential conflict of which he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote and (ii) employees involved in the decision-making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.
Stockholders may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, 1300 Post Oak Boulevard, Suite 800, Houston, Texas 77056.

Small Business Administration Regulations
The Fund is licensed by the SBA to operate as a SBIC under Section 301(c) of the Small Business Investment Act of 1958. As part of the Formation Transactions, the Fund became a wholly-owned subsidiary of MSCC, and continues to hold its SBIC license. The Fund initially obtained its SBIC license on September 30, 2002.
SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. The Fund has typically invested in secured debt, acquired warrants and/or made equity investments in qualifying small businesses.
Under present SBA regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $18.0 million and have average annual net income after federal income taxes not exceeding $6.0 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote 20% of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern generally includes businesses that have a tangible net worth not exceeding $6.0 million and have average annual net income after federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller concern, which criteria depend on the primary industry in which the business is engaged and are based on such factors as the number of employees and gross revenue. However, once an SBIC has invested in a company, it may continue to make follow on investments in the company, regardless of the size of the portfolio company at the time of the follow-on investment, up to the time of the portfolio company’s initial public offering.
The SBA prohibits an SBIC from providing funds to small businesses for certain purposes, such as relending and investment outside the United States, to businesses engaged in a few prohibited industries, and to certain “passive” (non-operating) companies. In addition, without prior SBA approval, an SBIC may not invest an amount equal to more than 20% of the SBIC’s regulatory capital in any one portfolio company and its affiliates.
The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies (such as limiting the permissible interest rate on debt securities held by an SBIC in a portfolio company). Although prior regulations prohibited an SBIC from controlling a small business concern except in limited circumstances, regulations adopted by the SBA in 2002 now allow an SBIC to exercise control over a small business for a period of seven years from the date on which the SBIC initially acquires its control position. This control period may be extended for an additional period of time with the SBA’s prior written approval.
The SBA restricts the ability of an SBIC to lend money to any of its officers, directors and employees or to invest in affiliates thereof. The SBA also prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of a licensed SBIC. A “change of control” is any event which would result in the transfer of the power, direct or indirect, to direct the management and policies of an SBIC, whether through ownership, contractual arrangements or otherwise.
An SBIC (or group of SBICs under common control) may generally have outstanding debentures guaranteed by the SBA in amounts up to twice the amount of the privately raised funds of the SBIC(s). Debentures guaranteed by the SBA have a maturity of ten years, require semi-annual payments of interest, do not require any principal payments prior to maturity, and, historically, were subject to certain prepayment penalties. Those prepayment penalties do not apply to debentures issued after September 2006. As of December 31, 2007, we had issued $55.0 million of SBA-guaranteed debentures, which had an annual weight-averaged interest rate of approximately 5.8%. SBA regulations currently limit the dollar amount of outstanding SBA-guaranteed debentures that may be issued by any one SBIC (or group of SBICs under common control) to $130.6 million (which amount is subject to increase on an annual basis based on cost of living increases). Because of our investment team’s affiliations with Main Street Capital II, a separate SBIC which commenced investment operations in January 2006, the Fund and Main Street Capital II may be deemed to be a group of SBICs under common control. Thus, the dollar amount of SBA-guaranteed debentures that can be issued collectively by the Fund and Main Street Capital II may be limited to $130.6 million, absent relief from the SBA. Currently, we, through the Fund, do not intend to borrow SBA-guaranteed indebtedness in excess of $55.0 million based upon the Fund’s existing equity capital.

In June 2007, the Small Business Venture Capital Act of 2007 (the “2007 Act”) was proposed for congressional approval. The proposed 2007 Act provides for, among other things, (i) the re-authorization of the SBIC program through December 31, 2010, (ii) an increase in the maximum leverage available to $150.0 million for each SBIC and to $225.0 million for any two or more SBICs under common control, and (iii) an increase in the limit on amounts invested by an SBIC in any one portfolio company from 20% of equity capital to 30% of equity capital. At this time, it is not clear whether the proposed provisions of the 2007 Act will be approved in their current form, or if they will be approved at all.
SBICs must invest idle funds that are not being used to make loans in investments permitted under SBA regulations in the following limited types of securities: (i) direct obligations of, or obligations guaranteed as to principal and interest by, the United States government, which mature within 15 months from the date of the investment; (ii) repurchase agreements with federally insured institutions with a maturity of seven days or less (and the securities underlying the repurchase obligations must be direct obligations of or guaranteed by the federal government); (iii) certificates of deposit with a maturity of one year or less, issued by a federally insured institution; (iv) a deposit account in a federally insured institution that is subject to a withdrawal restriction of one year or less; (v) a checking account in a federally insured institution; or (vi) a reasonable petty cash fund.
SBICs are periodically examined and audited by the SBA’s staff to determine their compliance with SBIC regulations and are periodically required to file certain forms with the SBA.
We requested that the SEC allow us to exclude any indebtedness guaranteed by the SBA and issued by Main Street Mezzanine Fund from the 200% asset coverage requirements applicable to us as a business development company. In January 2008, we received an exemptive order from the SEC to exclude such debt securities issued by Main Street Mezzanine Fund, including $55 million of outstanding debt related to the participation in the SBIC program.
Neither the SBA nor the U.S. government or any of its agencies or officers has approved any ownership interest to be issued by us or any obligation that we or any of our subsidiaries may incur.
Taxation as a Regulated Investment Company
We will elect to be treated as a RIC under Subchapter M of the Code commencing October 2, 2007. As a RIC, we generally do not have to pay corporate-level federal income taxes on any income that we distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).
For any taxable year in which we qualify as a RIC and satisfy the Annual Distribution Requirement, we will not be subject to federal income tax on the portion of our income we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.
We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years (the “Excise Tax Avoidance Requirement”). Dividends declared and paid by us in a year will generally differ from taxable income for that year as such dividends may include the distribution of current year taxable income, less amounts carried over into the following year, and the distribution of prior year taxable income carried over into and distributed in the current year. For amounts we carry over into the following year, we will be required to pay the 4% excise tax based on 98% of our annual taxable income in excess of distributions for the year.

In order to qualify as a RIC for federal income tax purposes, we must, among other things:
•	continue to qualify as a BDC under the 1940 Act at all times during each taxable year;
•
derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and

•	diversify our holdings so that at the end of each quarter of the taxable year:
•
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•
no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships” (the “Diversification Tests”).

In order to comply with the 90% Income Test, we created MSEI, a wholly-owned subsidiary of MSCC, for the purpose of permitting us to hold portfolio companies which are “pass through” entities for tax purposes. MSEI is a taxable entity which holds certain portfolio investments of ours. MSEI is consolidated with Main Street, and the portfolio investments held by MSEI are included in our consolidated financial statements. MSEI is not consolidated with Main Street for income tax purposes and may generate income tax expense as a result of its ownership of the portfolio investments. This income tax expense, if any, is reflected in our Consolidated Statement of Operations.
We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.
Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation — Regulation as a Business Development Company — Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.
Other
We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Board of Directors who are not interested persons and, in some cases, prior approval by the SEC. We have applied to the SEC for exemptive relief to permit us to co-invest with Main Street Capital II. Although the SEC has granted similar relief in the past, we cannot be certain that our application for such relief will be granted or what conditions will be placed on such relief.

We will be periodically examined by the SEC for compliance with the 1940 Act.
We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.
We are required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and to designate a chief compliance officer to be responsible for administering the policies and procedures.
Our capital expenditures relating to environmental matters were not material in 2007. We currently do not anticipate any material adverse effect on our business, financial condition, results of operations or cash flows as a result of our future compliance with existing environmental laws.

Item 1A.	Risk Factors
Investing in our common stock involves a number of significant risks. In addition to the other information contained in this Annual Report on Form 10-K, investors should consider carefully the following information before making an investment in our common stock. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected.
RISKS RELATING TO OUR BUSINESS AND STRUCTURE
A significant portion of our investment portfolio is and will continue to be recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our Board of Directors. Typically, there is not a public market for the securities of the privately held companies in which we have invested and will generally continue to invest. As a result, we value these securities quarterly at fair value as determined in good faith by our Board of Directors.
Certain factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize on one or more of our investments. As a result, investors purchasing our common stock based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling shares during a period in which the net asset value understates the value of our investments will receive a lower price for their shares than the value of our investments might warrant.
Our financial condition and results of operations depends on our ability to effectively manage and deploy capital.
Our ability to achieve our investment objective of maximizing our portfolio’s total return by generating current income from our debt investments and capital appreciation from our equity-related investments depends on our ability to effectively manage and deploy capital, which depends, in turn, on our investment team’s ability to identify, evaluate and monitor, and our ability to finance and invest in, companies that meet our investment criteria.

Accomplishing our investment objective on a cost-effective basis is largely a function of our investment team’s handling of the investment process, its ability to provide competent, attentive and efficient services and our access to investments offering acceptable terms. In addition to monitoring the performance of our existing investments, members of our investment team are also called upon, from time to time, to provide managerial assistance to some of our portfolio companies. These demands on their time may distract them or slow the rate of investment.
Even if we are able to grow and build upon our investment operations, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. The results of our operations will depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies as described in this Annual Report on Form 10-K, it could negatively impact our ability to pay dividends.
We may face increasing competition for investment opportunities.
We compete for investments with other BDC and investment funds (including private equity funds and mezzanine funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas they have not traditionally invested in, including making investments in lower middle-market companies. As a result of these new entrants, competition for investment opportunities in lower middle-market companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our business is based on the fact that the market for investments in lower middle-market companies is underserved by traditional commercial banks and other financing sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.
We are dependent upon our key investment personnel for our future success.
We depend on the members of our investment team, particularly Vincent D. Foster, Todd A. Reppert, Rodger A. Stout, Curtis L. Hartman, Dwayne L. Hyzak and David L. Magdol, for the identification, review, final selection, structuring, closing and monitoring of our investments. These employees have significant investment expertise and relationships that we rely on to implement our business plan. Although we have entered into employment agreements with Messrs, Reppert, Stout, Hartman, Hyzak and Magdol and a non-compete agreement with Mr. Foster, we have no guarantee that they will remain employed with us. If we lose the services of these individuals, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer.
Additionally, our growth will require that we retain new investment and administrative personnel. We believe our future success will depend, in part, on our ability to identify, attract and retain sufficient numbers of highly skilled employees. If we do not succeed in identifying, attracting and retaining these personnel, we may not be able to operate our business as we expect.
We have limited operating history as a BDC and as a RIC.
Prior to the completion of the Offering, we did not operate, and our management team had no experience operating, as a BDC under the 1940 Act or as a RIC under Subchapter M of the Code. As a result, we have limited operating results under these regulatory frameworks that can demonstrate either their effect on our business or our ability to manage our business under these frameworks. If we fail to operate our business so as to maintain our status as a BDC or a RIC, our operating flexibility will be significantly reduced.

Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.
Borrowings, also known as leverage, magnify the potential for gain or loss on invested equity capital. As we intend to use leverage to partially finance our investments, you will experience increased risks of investing in our common stock. We, through the Fund, issue debt securities guaranteed by the SBA and sold in the capital markets. As a result of its guarantee of the debt securities, the SBA has fixed dollar claims on the assets of the Fund that are superior to the claims of our common stockholders. We may also borrow from banks and other lenders in the future. If the value of our assets also increases, leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends. Leverage is generally considered a speculative investment technique.
As of December 31, 2007, we, through the Fund, had $55.0 million of outstanding indebtedness guaranteed by the SBA, which had a weighted average annualized interest cost of approximately 5.8% (exclusive of deferred financing costs). The debentures guaranteed by the SBA have a maturity of ten years and require semi-annual payments of interest. We will need to generate sufficient cash flow to make required interest payments on the debentures. If we are unable to meet the financial obligations under the debentures, the SBA, as a creditor, will have a superior claim to the assets of the Fund over our stockholders in the event we liquidate or the SBA exercises its remedies under such debentures as the result of a default by us.
On December 31, 2007, we entered into a two year, $100 million Treasury Secured Revolving Credit Agreement (the “Credit Agreement”) with Wachovia Bank, National Association and Branch Banking and Trust Company, as administrative agent for the lenders. As of December 31, 2007, we did not have any outstanding borrowings under the Credit Agreement. The Credit Agreement bears interest, at our option, at either LIBOR or a published prime rate plus 25 basis points. The Credit Agreement requires payment of 15 basis points per annum in unused commitment fees based on average daily unused balances under the facility.
Our ability to achieve our investment objective may depend in part on our ability to achieve additional leverage on favorable terms by issuing debentures guaranteed by the SBA, or by borrowing from banks or insurance companies, and there can be no assurance that such additional leverage can in fact be achieved.
SBA regulations limit the outstanding dollar amount of SBA-guaranteed debentures that may be issued by an SBIC or group of SBICs under common control.
The SBA regulations currently limit the dollar amount of SBA-guaranteed debentures that can be issued by any one SBIC or group of SBICs under common control to $130.6 million (which amount is subject to increase on an annual basis based on cost of living increases). Because of our investment team’s affiliations with Main Street Capital II, a separate SBIC which commenced investment operations in January 2006, the Fund and Main Street Capital II may be deemed to be a group of SBICs under common control. Thus, the dollar amount of SBA-guaranteed debentures that can be issued collectively by the Fund and Main Street Capital II may be limited to $130.6 million, absent relief from the SBA. Currently, we, through the Fund, do not intend to issue SBA-guaranteed debentures in excess of $55.0 million based upon the Fund’s existing equity capital.
The Fund’s current status as an SBIC does not automatically assure that it will continue to receive SBA-guaranteed debenture funding. Receipt of SBA leverage funding is dependent upon the Fund continuing to be in compliance with SBA regulations and policies. Moreover, the amount of SBA leverage funding available to SBICs is dependent upon annual Congressional authorizations and in the future may be subject to annual Congressional appropriations. There can be no assurance that there will be sufficient debenture funding available at the times desired by the Fund.

Our ability to enter into and exit investment transactions with our affiliates will be restricted.
Except in those instances where we have received prior exemptive relief from the SEC, we will be prohibited under the 1940 Act from knowingly entering into certain investment transactions with our affiliates. Prior to the Offering, the Fund had co-invested with Main Street Capital II in a number of lower middle-market companies. Each co-investment was made at the same time and on the same terms. In connection with our election to be regulated as a BDC, neither we nor the Fund are permitted to co-invest with Main Street Capital II in certain types of negotiated investment transactions unless we receive an exemptive order from the SEC permitting us to do so. Moreover, we may be limited in our ability to make follow-on investments or liquidate our existing equity investments in such companies. Although we have applied to the SEC for exemptive relief to permit such co-investment and liquidity transactions, subject to certain conditions, we cannot be certain that our application for such relief will be granted or what conditions will be placed on such relief if granted.
There are significant potential conflicts of interest which could impact our investment returns.
The members of our investment team serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Messrs. Foster, Reppert, Hartman, Hyzak, Magdol and Stout, each of whom are members of our investment team, are and will continue to have responsibilities for and an economic interest in Main Street Capital II, a separate SBIC which commenced investment operations in January 2006. Importantly, Main Street Capital II has overlapping investment objectives with those of Main Street and, accordingly, makes loans to, and invests in, companies similar to those targeted by Main Street. As a result of their responsibilities for and economic interest in Main Street Capital II, the members of our investment team will face conflicts in the allocation of investment opportunities to Main Street Capital II. Although the members of our investment team will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that we may not be given the opportunity to participate in certain investments made by Main Street Capital II. Pending receipt of exemptive relief from the SEC to permit co-investment as described above, investments will be allocated between us and Main Street Capital II based upon established internal guidelines in conformity with the applicable SBA regulations.
We may experience fluctuations in our quarterly results.
We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
Our Board of Directors may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.
Our Board of Directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you dividends and cause you to lose all or part of your investment.
We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code.
To obtain and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements.
•
The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. We will be subject to a 4% nondeductible federal excise tax, however, to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar-year basis. Because we use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

•	The income source requirement will be satisfied if we obtain at least 90% of our income for each year from distributions, interest, gains from the sale of stock or securities or similar sources.
•
The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.
We may not be able to pay you dividends, our dividends may not grow over time, and a portion of dividends paid to you may be a return of capital.
We intend to pay quarterly dividends to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to pay our initial dividend or thereafter make a specified level of cash dividends or year-to-year increases in cash dividends. Our ability to pay dividends might be adversely affected by, among other things, the impact of one or more of the risk factors described in this Annual Report on Form 10-K. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay dividends. All dividends will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, the Fund’s compliance with applicable SBIC regulations and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will pay dividends to our stockholders in the future.
When we make quarterly distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings, recognized capital gains or capital. To the extent there is a return of capital, investors will be required to reduce their basis in our stock for federal tax purposes. In the future, our distributions may include a return of capital.
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
For federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the origination of a loan or possibly in other circumstances, or contractual payment-in-kind, or PIK, interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discounts or increases in loan balances as a result of contractual PIK arrangements will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.

Since, in certain cases, we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. Accordingly, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
The Fund, as an SBIC, may be unable to make distributions to us that will enable us to meet or maintain RIC status, which could result in the imposition of an entity-level tax.
In order for us to qualify for RIC tax treatment, we will be required to distribute on an annual basis substantially all of our taxable income, including income from our subsidiaries, which includes the income from the Fund. We will be partially dependent on the Fund for cash distributions to enable us to meet the RIC distribution requirements. The Fund may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to enable us to qualify for RIC tax treatment. We may have to request a waiver of the SBA’s restrictions for the Fund to make certain distributions to maintain our eligibility for RIC tax treatment. We cannot assure you that the SBA will grant such waiver and if the Fund is unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC tax treatment and a consequent imposition of an entity-level tax on us.
Because we intend to distribute substantially all of our income to our stockholders in connection with our election to be treated as a RIC, we will continue to need additional capital to finance our growth, and regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital.
In order to satisfy the requirements applicable to a RIC, we intend to distribute to our stockholders substantially all of our net ordinary income and net capital gain income. Our policy is to carry forward excess undistributed taxable income into the next year, net of the 4% excise tax. As a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments or sell additional shares of common stock and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales may be disadvantageous. In addition, issuance of additional securities could dilute the percentage ownership of our current stockholders in us.
While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. In addition, as a BDC, we generally will not be permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value could decline.
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
We, the Fund, and our portfolio companies will be subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. In addition, any change to the SBA’s current Debenture SBIC program could have a significant impact on our ability to obtain lower-cost leverage and, therefore, our ability to compete with other finance companies.
Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this Annual Report on Form 10-K and may result in our investment focus shifting from the areas of expertise of our investment team to other types of investments in which our investment team may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.
We are subject to the Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the SEC. Under current SEC rules, beginning with our fiscal year ending December 31, 2008, our management will be required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC thereunder. We will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to incur significant additional expenses in the near term, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. There can be no assurance that our quarterly reviews will not identify additional material weaknesses. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.
RISKS RELATED TO OUR INVESTMENTS
Our investments in portfolio companies may be risky, and we could lose all or part of our investment.
Investing in lower middle-market companies involves a number of significant risks. Among other things, these companies:
•
may have limited financial resources and may be unable to meet their obligations under their debt instruments that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees from subsidiaries or affiliates of our portfolio companies that we may have obtained in connection with our investment, as well as a corresponding decrease in the value of the equity components of our investments;

•
may have shorter operating histories, narrower product lines, smaller market shares and/or significant customer concentrations than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•
are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•
generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and

•
generally have less publicly available information about their businesses, operations and financial condition. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and may lose all or part of our investment.

In addition, in the course of providing significant managerial assistance to certain of our portfolio companies, certain of our officers and directors may serve as directors on the boards of such companies. To the extent that litigation arises out of our investments in these companies, our officers and directors may be named as defendants in such litigation, which could result in an expenditure of funds (through our indemnification of such officers and directors) and the diversion of management time and resources.

The lack of liquidity in our investments may adversely affect our business.
We invest, and will continue to invest in companies whose securities are not publicly traded, and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. Our investments are usually subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.
We may not have the funds or ability to make additional investments in our portfolio companies.
We may not have the funds or ability to make additional investments in our portfolio companies. After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected yield on the investment.
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
We invest primarily in secured term debt as well as equity issued by lower middle-market companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.
Even though we may have structured certain of our investments as secured loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance.

Second priority liens on collateral securing loans that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.
Certain loans that we make to portfolio companies will be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.
The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.
If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to maintain our qualification as a BDC or be precluded from investing according to our current business strategy.
As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. We believe that substantially all of our investments will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition, and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position).
We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our RIC asset diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.
We generally will not control our portfolio companies.
We do not, and do not expect to, control most of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.
Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our debt investments and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.
Defaults by our portfolio companies will harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.
Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.
We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.
Changes in interest rates may affect our cost of capital and net investment income.
Most of our debt investments will bear interest at fixed rates and the value of these investments could be negatively affected by increases in market interest rates. In addition, an increase in interest rates would make it more expensive to use debt to finance our investments. As a result, a significant increase in market interest rates could both reduce the value of our portfolio investments and increase our cost of capital, which would reduce our net investment income. Conversely, a decrease in interest rates may have an adverse impact on our returns by requiring us to seek lower yields on our debt investments and by increasing the risk that our portfolio companies will prepay our debt investments, resulting in the need to redeploy capital at potentially lower rates. A decrease in market interest rates may also adversely impact our returns on idle funds, which would reduce our net investment income.
We may not realize gains from our equity investments.
Certain investments that we have made in the past and may make in the future include warrants or other equity securities. In addition, we make direct equity investments in companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We often seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these puts rights for the consideration provided in our investment documents if the issuer is in financial distress.

RISKS RELATING TO OUR COMMON STOCK
Shares of closed-end investment companies, including BDCs, may trade at a discount to their net asset value.
Shares of closed-end investment companies, including BDCs, may trade at a discount from net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline.
Investing in our common stock may involve an above average degree of risk.
The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies may be highly speculative, and therefore, an investment in our shares may not be suitable for someone with lower risk tolerance.
The market price of our common stock may fluctuate significantly.
The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;
•	changes in regulatory policies or tax guidelines, particularly with respect to RICs, BDCs or SBICs;
•	inability to obtain certain exemptive relief from the SEC;
•	loss of RIC status or the Fund’s status as an SBIC;
•	changes in earnings or variations in operating results;
•	changes in the value of our portfolio of investments;
•	any shortfall in our revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•	departure of our key personnel; and
•	general economic trends and other external factors.
Provisions of the Maryland General Corporation Law and our articles of incorporation and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.
The Maryland General Corporation Law and our articles of incorporation and bylaws contain provisions that may have the effect of discouraging, delaying or making difficult a change in control of our company or the removal of our incumbent directors. The existence of these provisions, among others, may have a negative impact on the price of our common stock and may discourage third-party bids for ownership of our company. These provisions may prevent any premiums being offered to you for shares of our common stock.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We do not own any real estate or other physical properties materially important to our operations. Currently, we lease office space in Houston, Texas for our corporate headquarters.

Item 3.	Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders
During the fourth quarter of 2007, there were no matters submitted to a vote of our security holders through the solicitation of proxies or otherwise.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
PRICE RANGE OF COMMON STOCK AND HOLDERS
Our common stock began trading on the NASDAQ Global Select Market under the symbol “MAIN” on October 5, 2007. Prior to that date, there was no established public trading market for our common stock.
The following table sets forth, for each fiscal quarter since our common stock began trading, the range of high and low closing prices of our common stock as reported on the NASDAQ Global Select Market.

	High	Low

Fiscal year 2007
Fourth quarter (from October 5, 2007)	$15.02	$13.60
On March 17, 2008, the last sale price of our common stock on the NASDAQ Global Market was $13.20 per share, and there were approximately 104 holders of record of the common stock which did not include shareholders for whom shares are held in “nominee” or “street name.”
SALES OF UNREGISTERED SECURITIES
On October 2, 2007, we issued a total of 4,525,726 shares of our common stock to the limited partners of the Fund, the members of the General Partner and the members of the Investment Manager in connection with the Formation Transactions. The issuance of such shares of our common stock were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. In each such transaction, the limited partners of the Fund, the members of the General Partner and the members of the Investment Manager represented their intention to acquire the shares of common stock for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the certificates representing such shares of common stock issued in such transactions.
During the three months ended December 31, 2007, we issued a total of 132,992 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of our common stock sold under the dividend reinvestment plan during the three months ended December 31, 2007 was approximately $1,903,116.

DIVIDENDS
We intend to pay quarterly dividends to our stockholders. Our quarterly dividends, if any, will be determined by our Board of Directors. In November 2007, we declared and paid an initial quarterly dividend of $0.33 per share. On February 7, 2008, we declared an additional quarterly dividend of $0.34 per share. This quarterly dividend will be paid based upon the accumulated taxable income recognized by us, including excess undistributed taxable income from 2007 that was carried forward for distribution during 2008. The quarterly dividend will be payable on March 21, 2008 to stockholders of record on February 15, 2008.
To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years (the “Excise Tax Avoidance Requirement”). Dividends declared and paid by us in a year will generally differ from taxable income for that year, as such dividends may include the distribution of current year taxable income, less amounts carried over into the following year, and the distribution of prior year taxable income carried over into and distributed in the current year. For amounts we carry over into the following year, we will be required to pay a 4% excise tax based on 98% of our annual taxable income in excess of distributions for the year. We may retain for investment some or all of our net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they had received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. In general, our stockholders also would be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable shares of the tax we paid on the capital gains deemed distributed to them. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.
We have adopted a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends on behalf of our stockholders, unless a stockholder has elected to receive dividends in cash. As a result, if we declare a cash dividend, our stockholders who have not “opted out” of the DRIP by the dividend record date will have their cash dividend automatically reinvested into additional shares of MSCC common stock. We have the option to satisfy the share requirements of the DRIP through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly-issued shares will be valued based upon the final closing price of MSCC’s common stock on a valuation date determined by our Board of Directors. Shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator, before any associated brokerage or other costs.
The following table summarizes our dividends declared to date:

Date Declared	Record Date	Payment Date	Amount

Fiscal year 2008
February 7, 2008	February 15, 2008	March 21, 2008	$0.34(1)

Fiscal year 2007
November 5, 2007	November 16, 2007	November 30, 2007	$0.33(2)

(1)
This quarterly dividend will be paid based upon the accumulated taxable income recognized by Main Street, including excess undistributed taxable income from 2007 that was carried forward for distribution during 2008. It is estimated that approximately 80% of this quarterly dividend will be designated as ordinary taxable income, with the remainder designated as long-term capital gain.

(2)
This quarterly dividend was comprised of ordinary income of $0.105 per share and long term capital gain of $0.225 per share. Ordinary dividend distributions from a RIC do not qualify for the 15% maximum tax rate on dividend income from domestic corporations and qualified foreign corporations except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations (which Main Street did not receive in 2007).

STOCK PERFORMANCE GRAPH
The following graph compares the stockholder return on our common stock from October 5, 2007 to December 31, 2007 with the Russell 2000 Index and the Main Street Peer Group index. This comparison assumes $100.00 was invested on October 5, 2007 (the date our common stock began to trade on the NASDAQ Global Select Market in connection with our initial public offering) in our common stock and in the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.
COMPARISON OF STOCKHOLDER RETURN (1)
Among Main Street Capital Corporation, the Russell 2000 Index
and Main Street Peer Group
(For the Period October 5, 2007 to December 31, 2007)

(1)	Total return includes reinvestment of dividends through December 31, 2007.

(2)	The Main Street Peer Group index is composed of Triangle Capital Corporation, Prospect Capital Corporation, TICC Capital Corp, Kohlberg Capital Corporation and Patriot Capital Funding, Inc.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
As of December 31, 2007, we had no outstanding awards under any equity incentive plan pursuant to which shares of our common stock were authorized for issuance.

Number of Securities
Remaining Available for
	Number of Securities to be	Weighted-Average	Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	—	$—	2,200,000	(1)

Total	—	$—	2,200,000

(1)
These shares of our common stock were authorized by our stockholders prior to the Offering. In accordance with a regulatory order we obtained from the SEC subsequent to the Offering, we intend to seek stockholder approval for the equity compensation plans pursuant to which these shares may be issued.

Equity Incentive Plan
Our Equity Incentive Plan is intended to attract and retain the services of executive officers, directors and other key employees. Under our Equity Incentive Plan, with the approval of our Board of Directors, our Compensation Committee may award stock options, restricted stock, or other stock-based incentive awards to our executive officers, employees and directors.
Our Compensation Committee will administer the Equity Incentive Plan and has the authority, subject to the provisions of the Equity Incentive Plan and the approval of our Board of Directors, to determine who will receive awards under the Equity Incentive Plan and the terms of such awards.
Upon specified covered transactions (as defined in the Equity Incentive Plan), all outstanding awards under the Equity Incentive Plan may either be assumed or substituted for by the surviving entity. If the surviving entity does not assume or substitute similar awards, the awards held by the participants will be subject to accelerated vesting in full and then terminated to the extent not exercised prior to the covered transaction.
Awards under the Equity Incentive Plan will be granted to our executive officers and other employees as determined by our Compensation Committee and approved by our Board of Directors at the time of each issuance.
Under current SEC rules and regulations, a BDC may not grant options or restricted stock to directors who are not officers or employees of the BDC. We have received exemptive relief from the SEC to permit us to grant restricted stock to our independent directors as a portion of their compensation for service on our Board of Directors, subject to stockholder approval. Similarly, under the 1940 Act, business development companies cannot issue stock for services to their executive officers and employees other than options, warrants and rights to acquire capital stock. As a result, we have received exemptive relief from the SEC to permit us to grant restricted stock in exchange for or in recognition of services by our executive officers and employees, subject to stockholder approval.

Item 6.	Selected Financial Data
The selected financial and other data below reflects the combined operations of the Fund and the General Partner for the years ended December 31, 2003, 2004, 2005 and 2006 and the consolidated operations of Main Street and its subsidiaries for the year ended December 31, 2007. The selected financial data at December 31, 2005, 2006 and 2007 and for the years ended December 31, 2004, 2005, 2006 and 2007, have been derived from combined/consolidated financial statements that have been audited by Grant Thornton LLP, an independent registered public accounting firm. The selected financial data at December 31, 2003 and 2004 and for the years ended December 31, 2003 have been derived from unaudited combined financial statements. You should read this selected financial and other data in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2003	2004	2005	2006	2007
	(Unaudited)
	(dollars in thousands)

Statement of operations data:
Investment income:
Total interest, fee and dividend income	$3,397	$4,452	$7,338	$9,013	$11,312
Interest from idle funds and other	7	9	222	749	1,163

Total investment income	3,404	4,461	7,560	9,762	12,475

Expenses:
Management fees to affiliate	(1,722)	(1,916)	(1,929)	(1,942)	(1,500)
Interest	(113)	(869)	(2,064)	(2,717)	(3,246)
General and administrative	(135)	(184)	(197)	(198)	(512)
Professional costs related to initial public offering	—	—	—	—	(695)

Total expenses	(1,970)	(2,969)	(4,190)	(4,857)	(5,953)

Net investment income	1,434	1,492	3,370	4,905	6,522
Total net realized gain (loss) from investments	(225)	1,171	1,488	2,430	4,692

Net realized income	1,209	2,663	4,858	7,335	11,214
Total net change in unrealized appreciation (depreciation) from investments	300	1,764	3,032	8,488	(5,406)
Income tax provision	—	—	—	—	(3,263)

Net increase in net assets resulting from operations	$1,509	$4,427	$7,890	$15,823	$2,545

Net investment income per common share – basic and diluted	N/A	N/A	N/A	N/A	$0.76
Net realized income per common share – basic and diluted	N/A	N/A	N/A	N/A	$1.31
Net increase in net assets resulting from operations per common share – basic and diluted	N/A	N/A	N/A	N/A	$0.30
Weighted average shares of common stock outstanding – basic and diluted	N/A	N/A	N/A	N/A	8,587,701

	As of December 31,
	2003	2004	2005	2006	2007
	(Unaudited)	(Unaudited)

Balance sheet data:
Assets:
Total portfolio investments at fair value	$19,920	$40,733	$53,795	$76,209	$108,025
Accumulated unearned income	(1,972)	(2,761)	(2,603)	(2,498)	(2,375)

Total portfolio investments net of accumulated unearned income	17,948	37,972	51,192	73,711	105,650
Idle funds investments	—	—	—	—	24,063
Cash and cash equivalents	1,537	796	26,261	13,769	41,889
Other assets	266	262	439	630	1,576
Deferred financing costs, net of accumulated amortization	416	984	1,442	1,333	1,670

Total assets	$20,167	$40,014	$79,334	$89,443	$174,848

Liabilities and net assets:
SBIC debentures	$5,000	$22,000	$45,100	$45,100	$55,000
Deferred tax liability	—	—	—	—	3,026
Interest payable	60	354	771	855	1,063
Accounts payable and other liabilities	139	422	194	216	610

Total liabilities	5,199	22,776	46,065	46,171	59,699
Total net assets	14,968	17,238	33,269	43,272	115,149

Total liabilities and net assets	$20,167	$40,014	$79,334	$89,443	$174,848

Other data:
Weighted average effective yield on debt investments(1)	16.2%	15.3%	15.3%	15.0%	14.3%
Number of portfolio companies (3)	8	14	19	24	27
Expense ratios (as percentage of average net assets):
Operating expenses(2)	12.3%	13.7%	9.0%	5.5%	4.8%
Interest expense	0.7%	5.7%	8.8%	7.0%	5.7%

(1)
Weighted-average effective yield is calculated based on our debt investments at the end of each period and includes amortization of deferred debt origination fees and accretion of original issue discount.

(2)	The ratio for the year ended December 31, 2007 reflects the impact of professional costs related to the Offering. These costs were 25.7 % of operating expenses for the year.

(3)	Excludes the investment in affiliated Investment Manager, as referenced in “Formation Transactions” and in the notes to the financial statements elsewhere in this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.
Statements we make in the following discussion which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties we have referred to under the headings “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” in Part I of this report.
Main Street Capital Corporation (“MSCC”) was formed on March 9, 2007 for the purpose of (i) acquiring 100% of the equity interests of Main Street Mezzanine Fund, LP (the “Fund”) and its general partner, Main Street Mezzanine Management, LLC (the “General Partner”), (ii) acquiring 100% of the equity interests of Main Street Capital Partners, LLC (the “Investment Manager”), (iii) raising capital in an initial public offering, which was completed in October 2007 (the “Offering”), and (iv) thereafter operating as an internally-managed business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Unless otherwise noted, the terms “we,” “us,” “our” and “Main Street” refer to the Fund and the General Partner prior to the Offering and to MSCC and its subsidiaries, including the Fund, and the General Partner, subsequent to the Offering.
On October 2, 2007, prior to the Offering, the following transactions were consummated (collectively, the “Formation Transactions”):
•
MSCC acquired 100% of the limited partnership interests in the Fund, which became a wholly- owned consolidated subsidiary of MSCC — the Fund retained its SBIC license, continued to hold its existing investments, and will make new investments with available funds;

•	MSCC acquired 100% of the equity interests in the General Partner, which became a wholly owned consolidated subsidiary of MSCC; and
•
MSCC acquired 100% of the equity interests in the Investment Manager. The Investment Manager became a wholly owned portfolio company of MSCC as the Investment Manager does not conduct substantially all of its investment management activities for Main Street and its subsidiaries.

The Offering consisted of the public offering and sale of 4,300,000 shares of common stock, including the underwriters’ exercise of the over-allotment option, at a price to the public of $15.00 per share, resulting in net proceeds of approximately $60.2 million, after deducting underwriters’ commissions totaling approximately $4.3 million.
Immediately following the Formation Transactions, Main Street Equity Interests, Inc. (“MSEI”) was created as a wholly-owned consolidated subsidiary of MSCC. MSEI has elected for tax purposes to be treated as a corporation and is taxed at normal corporate tax rates based on its taxable income. The taxable income of MSEI may differ from its book income due to deferred tax timing differences as well as permanent differences. MSEI provides for any current taxes payable and deferred tax items in its separate financial statements.

OVERVIEW
We are a specialty investment company focused on providing customized debt and equity financing to lower middle-market companies, which we define as companies with annual revenues between $10.0 and $100.0 million that operate in diverse industries. Our principal investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and capital appreciation from our equity-related investments. Our investments generally range in size from $2.0 million to $15.0 million. We seek to fill the current financing gap for lower middle-market businesses, which have limited access to financing from commercial banks and other traditional sources. The underserved nature of the lower middle-market creates the opportunity for us to meet the financing needs of lower middle-market companies while also negotiating favorable transaction terms and equity participations. Our ability to invest across a company’s capital structure, from senior secured loans to equity securities, allows us to offer portfolio companies a comprehensive suite of financing solutions, or “one stop” financing. Since commencing investment operations in 2002, Main Street has invested primarily in secured debt instruments, equity investments, warrants and other securities of lower middle-market companies based in the United States.
CRITICAL ACCOUNTING POLICIES
Basis of Presentation
The financial statements are prepared on an accrual basis in accordance with U. S. generally accepted accounting principles (“GAAP”). For the year ended December 31, 2007, the consolidated financial statements of Main Street include the accounts of MSCC, the Fund, MSEI and the General Partner. For the years ended December 31, 2006 and 2005, the combined financial statements include the combined accounts of the Fund and the General Partner. The Formation Transactions involved an exchange of shares between companies under common control. In accordance with the guidance on exchanges of shares between entities under common control contained in Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), Main Street’s results of operations and cash flows for the year ended December 31, 2007 are presented as if the Formation Transactions had occurred as of January 1, 2007. Main Street’s financial position as of December 31, 2007 is presented on a consolidated basis. In addition, the results of Main Street’s operations and its cash flows for the years ended December 31, 2006 and 2005 and Main Street’s financial position as of December 31, 2006 have been presented on a combined basis in order to provide comparative information with respect to prior periods. The effects of all intercompany transactions between Main Street and its subsidiaries have been eliminated in consolidation/combination. Certain reclassifications have been made to the 2006 and 2005 balances to conform with the 2007 financial statement presentation. The total assets of the General Partner after eliminations as of December 31, 2007 and 2006 were immaterial.
Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the Audit and Accounting Guide for Investment Companies issued by the American Institute of Certified Public Accountants, Main Street is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company. An exception to this general principle occurs if Main Street owns a controlled operating company that provides all or substantially all of its services directly to Main Street or to an investment company of Main Street. None of the investments made by Main Street qualify for this exception. Therefore, the investments are carried on the balance sheet at fair value, as discussed in more detail below, with any adjustments to fair value recognized as “Net Change in Unrealized Appreciation (Depreciation) from Investments” on the Statement of Operations until the investment is disposed of resulting in any gain or loss on exit being recognized as a “Net Realized Gain or Loss From Investments.”
Investment Valuation
The most significant estimate inherent in the preparation of our financial statements is the valuation of our investments and the related amounts of unrealized appreciation and depreciation. We are required to report our investments at fair value.
As of December 31, 2007, approximately 62% of our total assets represented investments in portfolio companies valued at fair value (excluding unearned income and including a $17,625,000 investment in the Investment Manager). We base the fair value of our investments on the enterprise value of the portfolio companies in which we invest. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for determining enterprise value and for any one portfolio company enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In determining the enterprise value of a portfolio company, we analyze various factors, including the portfolio company’s historical and projected financial results. We also generally prepare and analyze discounted cash flow models based on the portfolio company’s projections of the future free cash flows of the applicable business and company specific capital costs. We review external events, including private mergers and acquisitions, and include these events in the enterprise valuation process. For a discussion of a new accounting pronouncement that may impact how we determine the fair value of our investments, see “Recently Issued Accounting Standards.”

Due to the inherent uncertainty in the valuation process, our estimate of fair value may differ materially from the values that would have been used had a ready market for the securities existed. In addition, changes in market environments and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. We determine the fair value of each individual investment and record changes in fair value as unrealized appreciation or depreciation.
If there is adequate enterprise value to support the repayment of the debt, the fair value of our loan or debt security normally corresponds to cost plus accumulated unearned income, unless the borrower’s condition or other factors lead to a determination of fair value at a different amount. The fair value of equity interests in portfolio companies is determined based on the various factors described above.
Revenue Recognition
Interest and Dividend Income
Interest income, adjusted for amortization of premium and accretion of original issue discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments and write off any previously accrued and uncollected interest when it is determined that interest is not collectible. Distributions from portfolio companies are recorded as dividend income when the distributions are received.
Fee Income
We may periodically provide services, including structuring and advisory services, to our portfolio companies. We recognize income from fees for providing such structuring and advisory services when the services are rendered or the transactions are completed. We also receive up-front debt origination or closing fees in connection with our debt investments. Such up-front debt origination and closing fees are capitalized as unearned income on our balance sheet and amortized as additional interest income over the life of the related debt investments.
Payment-in-Kind Interest (PIK)
While not significant to our total debt investment portfolio, we currently hold several loans in our portfolio that contain a PIK interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain RIC tax treatment, this non-cash source of income will need to be paid out to stockholders in the form of distributions, even though we have not yet collected the cash. We will stop accruing PIK interest and write off any accrued and uncollected interest when it is determined that PIK interest is no longer collectable.
Income Taxes
Main Street intends to qualify and elect for the tax treatment applicable to a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and, among other things, intends to make the required distributions to its stockholders as specified therein. In order to qualify as a RIC, Main Street is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, each year. Depending on the level of taxable income earned in a tax year, Main Street may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed prior to filing the final tax return related to the year which generated such taxable income.
MSCC’s wholly-owned subsidiary, MSEI, is a taxable entity which holds certain portfolio investments of Main Street. MSEI is consolidated with Main Street, and the portfolio investments held by MSEI are included in Main Street’s consolidated financial statements. The purpose of MSEI is to permit Main Street to hold portfolio companies which are “pass through” entities for tax purposes in order to comply with the “source income” requirements contained in the RIC tax requirements. MSEI is not consolidated with Main Street for income tax purposes and may generate income tax expense as a result of their ownership of the portfolio investments. This income tax expense, if any, is reflected in Main Street’s Consolidated Statement of Operations.

MSEI uses the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.
PORTFOLIO COMPOSITION
Portfolio investments principally consist of secured debt, equity warrants and direct equity investments in privately held companies. The debt investments are secured by either a first or second lien on the assets of the portfolio company, generally bear interest at fixed rates, and generally mature between five and seven years from original investment.
Summaries of the composition of our investment portfolio at cost and fair value as a percentage of total investments are shown in following table. The following table excludes the investment in the Investment Manager.

	December 31,
Cost:	2006	2007

First lien debt	77.1%	81.7%
Second lien debt	11.8	6.3
Equity	7.6	10.3
Equity warrants	3.5	1.7

	100.0%	100.0%

	December 31,
Fair Value:	2006	2007

First lien debt	63.9%	70.6%
Second lien debt	9.7	3.5
Equity	12.6	18.1
Equity warrants	13.8	7.8

	100.0%	100.0%

The following table shows the portfolio composition by geographic region at cost and fair value as a percentage of total portfolio investments, excluding the investment in the Investment Manager. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	December 31,
Cost:	2006	2007

Southwest	39.9%	31.9%
West	24.8	36.9
Northeast	14.7	11.4
Southeast	13.8	13.9
Midwest	6.8	5.9

	100.0%	100.0%

	December 31,
Fair Value:	2006	2007

Southwest	47.2%	41.0%
West	20.8	32.9
Northeast	11.1	9.1
Southeast	13.1	10.4
Midwest	7.8	6.6

	100.0%	100.0%

Set forth below are tables showing the industry composition of our portfolio at cost and fair value as of December 31, 2006 and 2007 (excluding unearned income and excluding the investment in the Investment Manager):

	December 31,
Cost:	2006	2007

Manufacturing	15.1%	12.4%
Agricultural services	—	11.4
Electronics manufacturing	5.2	9.6
Construction/industrial minerals	11.7	9.0
Custom wood products	6.3	8.3
Transportation/logistics	9.6	6.6
Industrial Equipment	—	6.5
Health care services	5.0	5.9
Metal Fabrication	—	4.7
Health care products	8.2	4.3
Restaurant	5.3	3.4
Professional services	4.8	3.3
Retail	4.3	3.2
Consumer products	3.2	2.6
Equipment rental	2.9	2.6
Building products	3.9	2.4
Distribution	11.6	2.2
Information services	2.4	1.2
Industrial services	0.5	0.4

Total	100.0%	100.0%

	December 31,
Fair Value:	2006	2007

Construction/industrial minerals	15.9%	12.8%
Agricultural services	—	10.4
Manufacturing	14.1	9.8
Electronics manufacturing	4.9	9.7
Custom wood products	5.2	7.5
Transportation/logistics	9.7	6.6
Health care services	4.1	6.0
Industrial Equipment	—	5.9
Restaurant	5.3	4.4
Metal Fabrication	—	4.3
Health care products	8.3	4.1
Professional services	4.4	4.1
Retail	3.6	3.4
Industrial services	2.4	2.8
Distribution	12.3	2.4
Equipment rental	2.3	2.4
Building products	3.2	2.2
Information services	1.8	1.2
Consumer products	2.5	—

Total	100.0%	100.0%

Our portfolio investments carry a number of risks including, but not limited to: (1) investing in lower middle-market companies which have a limited operating history and financial resources; (2) holding investments that are not publicly traded and which may be subject to legal and other restrictions on resale and (3) other risks common to investing in below investment grade debt and equity investments in private, smaller companies.
PORTFOLIO ASSET QUALITY
We utilize an internally developed investment rating system for our entire portfolio of investments. Investment Rating 1 is used for investments that have exceeded expectations and with respect to which return of capital invested, collection of all interest, and a substantial capital gain are expected. Investment Rating 2 is used for investments that are performing in accordance with or above expectations and with respect to which the equity component, if any, has the potential to realize capital gain. Investment Rating 3 is used for investments that are generally performing in accordance with expectations and with respect to which a full return of original capital invested and collection of all interest is expected, but no capital gain can currently be foreseen. Investment Rating 4 is used for investments that are underperforming, have the potential for a realized loss and require closer monitoring. Investment Rating 5 is used for investments performing significantly below expectations and where we expect a loss.

The following table shows the distribution of our investments on our 1 to 5 investment rating scale at fair value as of December 31, 2006 and 2007:

	December 31, 2006		December 31, 2007
	Investments at	Percentage of	Investments at	Percentage of
Investment Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio

1	$31,686	41.6%	$25,153	27.8%
2	23,581	30.9	35,771	39.6
3	15,094	19.8	24,714	27.3
4	5,848	7.7	—	—
5	—	—	4,762	5.3

Totals	$76,209	100.0%	$90,400	100.0%

Based upon our investment rating system, the weighted average rating of our portfolio as of December 31, 2006 and December 31, 2007, was approximately 1.9 and 2.2, respectively. As of December 31, 2006, we had no debt investments that were on non-accrual status. As of December 31, 2007, we had one investment that was on non-accrual status, representing 3.1% of the total portfolio investments at fair value as of December 31, 2007 (excluding the investment in our affiliated Investment Manager).
DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
Comparison of years ended December 31, 2007 and December 31, 2006
Investment Income
For the year ended December 31, 2007, total investment income was $12.5 million, a $2.7 million, or 27.8%, increase over the $9.8 million of total investment income for the year ended December 31, 2006. The increase was primarily attributable to a $2.3 million increase in interest, fee and dividend income from investments and a $0.4 million increase in interest income from idle funds principally related to funds received from the Offering. The increase in interest, fee and dividend income from investments was primarily attributable to (i) higher average levels of outstanding debt investments, which was principally due to the closing of six new debt investments in the year ended December 31, 2007 and several new debt investments in the last half of 2006, partially offset by debt repayments received during the same periods, and (ii) higher levels of dividend income from portfolio equity investments.
Expenses
For the year ended December 31, 2007, total expenses increased by approximately $1.1 million, or 22.6%, to approximately $6.0 million from $4.9 million for the year ended December 31, 2006. The increase in total expenses was primarily attributable to a $0.5 million increase in interest expense as a result of the additional $9.9 million of SBIC Debentures borrowed during the year ended December 31, 2007 and $0.7 million of professional costs related to the Offering. The professional costs related to the Offering principally consisted of audit and review costs as well as other offering-related professional fees. In addition, general and administrative expenses increased $0.3 million primarily attributable to an increase in administration costs associated with being a public company. The increase in total expenses was partially offset by a decrease of $0.4 million in management fees paid due to Main Street’s internally managed operating structure subsequent to the Offering.
Net Investment Income
As a result of the $2.7 million increase in total investment income as compared to the $1.1 million increase in total expenses, net investment income for the year ended December 31, 2007, was $6.5 million, or a 33% increase, compared to net investment income of $4.9 million during the year ended December 31, 2006. Professional fees related to the Offering represented $0.7 million of the $1.1 million increase in total expenses, or 11.7% of total expenses for the year ended December 31, 2007.

Net Realized Income and Net Increase in Net Assets From Operations
For the year ended December 31, 2007, net realized gains from investments were $4.7 million, representing a $2.3 million increase over net realized gains during the year ended December 31, 2006. The higher level of net realized gains during the year ended December 31, 2007 principally related to higher realized gains on the sale or redemption of investments in four portfolio companies compared to the sale or redemption of five investments in portfolio companies during the year ended December 31, 2006.
The higher net realized gains in the year ended December 31, 2007 combined with the higher net investment income during 2007 resulted in a $3.9 million, or 52.9%, increase, in the net realized income for the year ended December 31, 2007 compared with 2006.
During the year ended December 31, 2007, we recorded a net change in unrealized depreciation in the amount of $5.4 million, or a $13.9 million decrease over the $8.5 million in net change in unrealized appreciation for the year ended December 31, 2006. The net change in unrealized depreciation for the year ended December 31, 2007 included unrealized appreciation on 13 equity investments in portfolio companies, partially offset by unrealized depreciation on 6 equity investments, the reclassification of $3.8 million of previously recognized unrealized gains into realized gains on 5 exited investments and $0.4 million in unrealized depreciation attributable to Main Street’s investment in the affiliated Investment Manager.
Subsequent to the Formation Transactions and the Offering, we recognized a cumulative income tax expense of $3.3 million primarily consisting of non cash deferred taxes related to net unrealized gains from certain portfolio equity investments transferred into MSEI, our wholly-owned taxable subsidiary. These equity investments had historically been made in portfolio companies which were “pass through” entities for tax purposes. The transfer of the equity investments into MSEI was required in order to comply with the RIC “source income” requirements. We do not anticipate incurring this level of deferred tax expense in future periods, given the amount recognized in the fourth quarter of fiscal 2007 represents the cumulative impact of deferred taxes related to net unrealized gains on the equity investments transferred.
As a result of these events, our net increase in net assets resulting from operations during the year ended December 31, 2007, was $2.5 million, or an 83.9% decrease compared to a net increase in net assets resulting from operations of $15.8 million during the year ended December 31, 2006.
Comparison of years ended December 31, 2006 and December 31, 2005
Investment Income
For the year ended December 31, 2006, total investment income was $9.8 million, a $2.2 million, or 29.1%, increase over the $7.6 million of total investment income for the year ended December 31, 2005. The increase was attributable to a $1.7 million increase in interest, fee and dividend income from investments and a $0.5 million increase in interest from idle funds. The increase in interest, fee and dividend income was primarily attributable to (i) higher average levels of outstanding debt investments, which was principally due to the closing of eight new debt investments totaling $24.7 million during 2006, partially offset by debt repayments in 2006, (ii) higher levels of fee income attributable to greater investment activity and (iii) the fact that several portfolio companies began paying dividends on our equity investments during the year. The increase in interest income from idle funds during 2006 was attributable to higher cash balances as a result of the final capital call by the Fund from its limited partners in September 2005.
Expenses
For the year ended December 31, 2006, total expenses increased by approximately $0.7 million, or 15.9%, to approximately $4.9 million from $4.2 million for the year ended December 31, 2005. The increase in total expenses was primarily attributable to a $0.7 million increase in interest expense as a result of $45.1 million of SBIC Debentures being outstanding for the full year of 2006. The management fees paid to the Investment Manager and other general and administrative expenses did not significantly change between 2006 and 2005.

Net Investment Income
As a result of the $2.2 million increase in total investment income as compared to the $0.7 million increase in total expenses, net investment income for the year ended December 31, 2006, was $4.9 million, or a 45.5% increase, compared to net investment income of $3.4 million during the year ended December 31, 2005.
Net Realized Income and Net Increase in Members’ Equity and Partners’ Capital Resulting From Operations
For the year ended December 31, 2006, net realized gains from investments were $2.4 million, or a 63.3% increase over the $1.5 million of net realized gains during the year ended December 31, 2005. The higher level of net realized gains during 2006 principally related to greater gains on the sale or redemption of equity investments in five portfolio companies, partially offset by the write off of one portfolio company investment.
The higher net realized gains in 2006 coupled with the higher net investment income during 2006 resulted in a $2.5 million, or 51.0%, increase, in the net realized income for the year ended December 31, 2006 compared with the year ended December 31, 2005.
During the year ended December 31, 2006, we recorded a net change in unrealized appreciation in the amount of $8.5 million, or a 179.9% increase over the $3.0 million in net change in unrealized appreciation for the year ended December 31, 2005. The net change in unrealized appreciation for the year ended December 31, 2006 included unrealized appreciation on 13 equity investments in portfolio companies, partially offset by unrealized depreciation on 4 equity investments and the reclassification of $1.1 million of previously recognized unrealized gains into realized gains on 6 exited investments.
As a result of these events, our net increase in members’ equity and partners’ capital resulting from operations during the year ended December 31, 2006, was $15.8 million, or a 100.5% increase compared to a net increase in members’ equity and partners’ capital resulting from operations of $7.9 million during the year ended December 31, 2005.
Liquidity and Capital Resources
Cash Flows
For the year ended December 31, 2007, we experienced a net increase in cash and equivalents in the amount of $28.1 million. During 2007, we generated $5.4 million of cash from our operating activities, primarily from net investment income. We used $38.0 million in net cash for investing activities, including the funding of six new investments and several smaller follow-on investments for a total of $29.5 million of invested capital and the purchase of $24.1 million of investments in idle funds investments, partially offset by $9.6 million in cash proceeds from repayment of debt investments and $5.9 million of cash proceeds from the redemption or sale of several equity investments. We generated $60.7 million in cash from financing activities, which principally consisted of the net proceeds of $60.2 million from the Offering and $9.9 million in additional SBIC debenture borrowings, partially offset by $7.5 million of cash distributions to partners and stockholders and $1.6 million of payments related to Offering costs.
For the year ended December 31, 2006, we experienced a net decrease in cash and cash equivalents in the amount of $12.5 million. During 2006, we generated $4.2 million of cash from our operating activities, primarily from net investment income. During 2006, we used $10.9 million in cash for investing activities. The 2006 net cash used for investing activities included the funding of new or follow on investments for a total of $28.1 million of invested capital, partially offset by $12.2 million in cash proceeds from repayments of debt investments and $5.0 million of cash proceeds from the redemption or sale of several equity investments. During 2006, we used $5.9 million in cash for financing activities, which principally consisted of $6.2 million of cash distributions to partners (including a $0.5 million return of capital distribution), partially offset by additional partner contributions.

For the year ended December 31, 2005, we experienced a net increase in cash and cash equivalents in the amount of $25.5 million. During 2005, we generated $3.0 million of cash from our operating activities primarily from net investment income. During 2005, we used $8.2 million in cash for investing activities. The 2005 net cash used for investing activities principally included the funding of new or follow on investments for a total of $19.7 million of invested capital, partially offset by $10.3 million in cash proceeds from repayment of debt investments and $1.1 million of cash proceeds from the redemption and sale of several equity investments. During 2005, we generated $30.7 million in cash from financing activities, which principally consisted of the net proceeds from $23.1 million in additional SBIC debenture borrowings and $11.0 million in additional partner capital contributions, partially offset by $2.9 million of cash distributions to partners. The additional SBIC debenture borrowings and additional partner capital contributions during 2005 were used to support our investment activities.
Capital Resources
As of December 31, 2007, we had $41.9 million in cash and cash equivalents, and $24.1 in idle funds investments for $66.0 million in available funds. Our net assets totaled $115.1 million.
We intend to generate additional cash from future offerings of securities, future borrowings as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds will be investments in portfolio companies, operating expenses and cash distributions to holders of our common stock.
In order to satisfy the Code requirements applicable to a RIC, we intend to distribute to our stockholders substantially all of our income. We declared and paid our initial dividend in November 2007. In addition, as a BDC, we generally will be required to meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement will limit the amount that we may borrow. As of December 31, 2007, we were in compliance with the asset coverage ratio under the 1940 Act.
We anticipate that we will continue to fund our investment activities through a combination of available cash, debt and additional equity capital. Due to the Fund’s status as a licensed SBIC, it has the ability to issue debentures guaranteed by the Small Business Administration (the “SBA”) at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA generally in an amount up to twice its regulatory capital, which generally is the amount raised from private investors. The maximum statutory limit on the dollar amount of outstanding debentures guaranteed by the SBA issued by a single SBIC or group of SBICs under common control as of December 31, 2007, was $130.6 million (which amount is subject to increase on an annual basis based on cost of living index increases).
Because of our investment team’s affiliations with Main Street Capital II, a separate SBIC which commenced investment operations in January 2006, the Fund and Main Street Capital II may be deemed to be a group of SBICs under common control. Thus, the dollar amount of SBA-guaranteed debentures that can be issued collectively by the Fund and Main Street Capital II may be limited to $130.6 million, absent relief from the SBA. Currently, we, through the Fund, do not intend to borrow SBA-guaranteed indebtedness in excess of $55.0 million based upon the Fund’s existing equity capital.
Debentures guaranteed by the SBA have fixed interest rates that approximate prevailing 10-year U.S. Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time. Debentures issued prior to September 2006, were subject to pre-payment penalties during their first five years. Those pre-payment penalties do not apply to debentures issued after September 1, 2006. On December 31, 2007, the Fund had $55.0 million of outstanding indebtedness guaranteed by the SBA, which carried an average fixed interest rate of 5.8%.

On December 31, 2007, Main Street entered into a Treasury Secured Revolving Credit Agreement (the “Credit Agreement”) among Main Street, Wachovia Bank, National Association and Branch Banking and Trust Company (“BB&T”), as administrative agent for the lenders. Under the Credit Agreement, the lenders have agreed to extend revolving loans to Main Street in an amount not to exceed $100 million. The purpose of the Credit Agreement is to provide flexibility in the sizing of portfolio investments and to facilitate the growth of Main Street’s investment portfolio. The Credit Agreement has a two-year term and bears interest, at Main Street’s option, either (i) at the LIBOR rate or (ii) at a published prime rate of interest, plus 25 basis points in each case. The applicable interest rates under the Credit Agreement would be increased by 15 basis points if usage under the Credit Agreement is in excess of 50% of the days within a given calendar quarter. The Credit Agreement also requires payment of 15 basis points per annum in unused commitment fees based on average daily unused balances under the facility. The Credit Agreement is secured by certain securities accounts maintained by BB&T and is also guaranteed by the Investment Manager. As of December 31, 2007, Main Street did not have any outstanding borrowings under the Credit Agreement.
Current Market Conditions
The debt and equity capital markets in the United States have been severely impacted by significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated bank loan market, among other things. These events, along with the deterioration of the housing market, have led to worsening general economic conditions which have impacted the broader financial and credit markets and have reduced the availability of debt and equity capital for the market as a whole and financial firms in particular. Although we have been able to access the capital and credit markets in the past to finance our investment activities, due to the current turmoil in the debt markets and uncertainty in the equity capital markets, we cannot assure you that debt or equity capital will be available to us on favorable terms, or at all.
In the event that the United States economy enters into a protracted recession, it is possible that the results of some of the lower middle-market companies similar to those in which we invest could experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. While we are not seeing signs of an overall, broad deterioration in our portfolio company results at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions which could have a negative impact on our future results.
Recently Issued Accounting Standards
In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of this interpretation did not have a significant impact on Main Street’s consolidated financial position or its results of operations.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addressed how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Main Street is currently analyzing the effect of adoption of this statement on its consolidated financial position, including its net asset value, and results of operations. Main Street will adopt this statement on a prospective basis, effective January 1, 2008. Adoption of this statement could have a material effect on Main Street’s consolidated financial statements, including its net asset value. However, the actual impact on Main Street’s consolidated financial statements in the period of adoption and subsequent to the period of adoption cannot be determined at this time as it will be influenced by the estimates of fair value for that period and the number and amount of investments Main Street originates, acquires or exits. Main Street is currently evaluating the impact of SFAS 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the combined balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Main Street does not intend to elect fair value measurement for assets or liabilities other than portfolio investments, which are already measured at fair value. Therefore, Main Street does not believe the adoption of this statement will have a significant effect on Main Street’s consolidated financial position or its results of operations.
Inflation
As a result of the relatively low levels of inflation during the past three years, inflation has not had a significant affect on our results of operations in any of those years.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. However, as of December 31, 2007, we had no unused firm commitments to extend credit to our portfolio companies, which would not be reflected on our balance sheet.
Contractual Obligations
As of December 31, 2007, our future fixed commitments for cash payments on contractual obligations for each of the next five years and thereafter are as follows:

							2013 and
	Total	2008	2009	2010	2011	2012	Thereafter
	(dollars in thousands)
SBIC debentures payable	$55,000	$—	$—	$—	$—	$—	$55,000
Interest due on SBIC debentures	24,684	3,188	3,179	3,179	3,179	3,188	8,771

Total	$79,684	$3,188	$3,179	$3,179	$3,179	$3,188	$63,771

In connection with the Formation Transactions, Main Street is obligated to make payments under the support services agreement with the Investment Manager as more fully described in “Formation Transactions” and in the Notes to Financial Statements elsewhere in this Annual Report on Form 10-K. The Investment Manager is reimbursed for its expenses associated with providing investment management and other services to Main Street and its subsidiaries, as well as Main Street Capital II. Each quarter, as part of the support services agreement, Main Street makes payments to cover all expenses incurred by the Investment Manager, less amounts the Investment Manager receives from Main Street Capital II pursuant to a separate investment advisory services agreement.
Related Party Transactions
Main Street co-invested with Main Street Capital II, LP (“MSC II”) in several investments prior to the Offering. MSC II is managed by the Investment Manager, and the Investment Manager is wholly-owned by MSCC. MSC II is an SBIC with similar investment objectives to Main Street and which began its investment operations in January 2006. The co-investments among Main Street and MSC II were made at the same time and on the same terms and conditions. The co-investments were made in accordance with the Investment Manager’s conflicts policy and in accordance with the applicable SBIC conflict of interest regulations.
As discussed in “Formation Transactions” and in the notes to the financial statements included in this Annual Report on Form 10-K, Main Street paid certain management fees to the Investment Manager prior to the Offering during the years ended December 31, 2007, 2006 and 2005. Subsequent to the Formation Transactions, the Investment Manager is a wholly-owned, portfolio company of Main Street.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. The significant majority of our debt investments are made with fixed interest rates for the term of the investment. However, as of December 31, 2007, approximately 11.8% of our debt investment portfolio (at cost) bore interest at floating rates. All of our current outstanding indebtedness is subject to fixed interest rates for the 10-year life of such debt. As of December 31, 2007, we had not entered into any interest rate hedging arrangements. At December 31, 2007, based on our applicable levels of floating-rate debt investments, a 1% change in interest rates would not have a material effect on our level of interest income from debt investments.

Item 8.	Financial Statements and Supplementary Data
Index to Financial Statements

Report of Independent Registered Public Accounting Firm	46

Consolidated Balance Sheet as of December 31, 2007 and Combined Balance Sheet as of December 31, 2006	47

Consolidated Statement of Operations for the Year Ended December 31, 2007 and Combined Statements of Operations for the Years Ended December 31, 2006 and 2005	48

Consolidated Statement of Changes in Net Assets for the Year Ended December 31, 2007 and Combined Statements of Changes in Net Assets for the Years Ended December 31, 2006 and 2005	49

Consolidated Statements of Cash Flows for the Year Ended December 31, 2007 and Combined Statements of Cash Flows for the Years Ended December 31, 2006 and 2005	50

Consolidated Schedule of Investments as of December 31, 2007 and Combined Schedule of Investments as of December 31, 2006	51

Notes to Consolidated Financial Statements	56

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders’ of
Main Street Capital Corporation
We have audited the accompanying consolidated balance sheet of Main Street Capital Corporation (a Maryland corporation), and its consolidated subsidiaries, Main Street Mezzanine Management, LLC, Main Street Equity Interests, Inc. and Main Street Mezzanine Fund, LP, including the consolidated schedule of investments, as of December 31, 2007 and the related consolidated statements of operations, changes in net assets and cash flows and the consolidated financial highlights (see Note I) for the year then ended. We have also audited the combined balance sheets of Main Street Mezzanine Fund, LP, (a Delaware Partnership) and Main Street Mezzanine Management, LLC (a Delaware Limited Liability Company) including the combined schedule of investments as of December 31, 2006, and the related combined statements of operations, changes in members’ equity and partners’ capital, and cash flows and the combined financial highlights for the two years in the period ended December 31, 2006. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of Main Street Capital Corporation and subsidiaries as of December 31, 2007 and the consolidated results of their operations, changes in net assets, cash flows and financial highlights for the year ended December 31, 2007 and the combined financial position of Main Street Mezzanine Fund, LP and Main Street Mezzanine Management, LLC as of December 31, 2006 and the combined results of their operations, changes in members’ equity and partners’ capital, cash flows and financial highlights for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
s/ GRANT THORNTON LLP
Houston, Texas
March 18, 2008

MAIN STREET CAPITAL CORPORATION
Balance Sheets

	December 31,
	2007	2006
	(Consolidated)	(Combined)
ASSETS

Portfolio investments at fair value:
Control investments (cost: $44,169,431 and $33,312,337 as of December 31, 2007 and 2006, respectively)	$49,161,952	$42,429,000
Affiliate investments (cost: $34,211,440 and $24,328,596 as of December 31, 2007 and 2006, respectively)	37,412,907	28,822,245
Non-Control/Non-Affiliate investments (cost: $3,465,590 and $4,983,015 as of December 31, 2007 and 2006, respectively)	3,825,590	4,958,183

Investment in affiliated Investment Manager (cost: $18,000,000)	17,625,000	—

Total portfolio investments (cost: $99,846,461 and $62,623,948 as of December 31, 2007 and 2006, respectively)	108,025,449	76,209,428

Accumulated unearned income	(2,375,035)	(2,498,427)

Total portfolio investments net of accumulated unearned income	105,650,414	73,711,001
Idle funds investments	24,063,261	—
Cash and cash equivalents	41,889,324	13,768,719
Other assets	1,574,888	630,058
Deferred financing costs (net of accumulated amortization of $529,952 and $343,846 as of December 31, 2007 and 2006, respectively)	1,670,135	1,333,654

Total assets	$174,848,022	$89,443,432

LIABILITIES

SBIC debentures	$55,000,000	$45,100,000
Deferred tax liability	3,025,672	—
Interest payable	1,062,672	854,941
Accounts payable and other liabilities	610,470	215,960

Total liabilities	59,698,814	46,170,901

Commitments and contingencies

NET ASSETS

Common stock, $0.01 par value per share (150,000,000 shares authorized, 8,959,718 shares issued and outstanding as of December 31, 2007)	89,597	—
Additional paid in capital	104,076,033	—
Undistributed net realized income	6,067,131	4,266,043
Net unrealized appreciation from investments, net of income taxes	4,916,447	13,585,479
Members’ capital (General Partner)	—	181,770
Limited Partners’ capital	—	25,239,239

Total net assets	115,149,208	43,272,531

Total liabilities and net assets	$174,848,022	$89,443,432

Net asset value per share	$12.85	N/A

See accompanying notes to consolidated financial statements.

MAIN STREET CAPITAL CORPORATION
Statements of Operations

	Years Ended December 31,
	2007	2006	2005
	(Consolidated)	(Combined)
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$5,201,382	$4,295,354	$3,335,879
Affiliate investments	5,390,655	3,573,570	3,149,259
Non-Control/Non-Affiliate investments	720,076	1,144,213	852,841

Total interest, fee and dividend income	11,312,113	9,013,137	7,337,979
Interest from idle funds and other	1,162,865	748,670	221,765

Total investment income	12,474,978	9,761,807	7,559,744

EXPENSES:
Management fees to affiliate	(1,499,937)	(1,942,032)	(1,928,763)
Interest	(3,245,839)	(2,717,236)	(2,063,726)
General and administrative	(512,253)	(197,979)	(197,192)
Professional costs related to initial public offering	(695,250)	—	—

Total expenses	(5,953,279)	(4,857,247)	(4,189,681)

NET INVESTMENT INCOME	6,521,699	4,904,560	3,370,063

NET REALIZED GAIN (LOSS) FROM INVESTMENTS:
Control investments	1,802,713	(805,469)	221,837
Affiliate investments	3,160,034	1,940,794	623,681
Non-Control/Non-Affiliate investments	(270,538)	1,294,598	—
Derivative Instrument and related investment	—	—	642,208

Total net realized gain (loss) from investments	4,692,209	2,429,923	1,487,726

NET REALIZED INCOME	11,213,908	7,334,483	4,857,789

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) FROM INVESTMENTS:
Control investments	(3,075,392)	6,631,698	2,526,516
Affiliate investments	(2,340,933)	2,831,649	347,000
Non-Control/Non-Affiliate investments	384,832	(974,833)	685,000
Investment in affiliated Investment Manager	(375,000)	—	—
Derivative Instrument and related investment	—	—	(526,242)

Total net change in unrealized appreciation (depreciation) from investments	(5,406,493)	8,488,514	3,032,274

Income tax provision	(3,262,539)	—	—

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$2,544,876	$15,822,997	$7,890,063

NET INVESTMENT INCOME PER COMMON SHARE-BASIC AND DILUTED	$0.76	N/A	N/A

NET REALIZED INCOME PER COMMON SHARE-BASIC AND DILUTED	$1.31	N/A	N/A

DIVIDENDS/DISTRIBUTIONS PER COMMON SHARE	$1.10	N/A	N/A

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE-BASIC AND DILUTED	$0.30	N/A	N/A

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING- BASIC AND DILUTED	8,587,701	N/A	N/A

See accompanying notes to consolidated financial statements.

MAIN STREET CAPITAL CORPORATION
Statements of Changes in Net Assets

							Net Unrealized
							Appreciation from
	Members'	Limited	Common Stock		Additional	Undistributed	Investments,	Total
	Capital	Partners'	Number	Par	Paid In	Net Realized	net of	Net
	(General Partner)	Capital	of Shares	Value	Capital	Income	Income Taxes	Assets
Balances at December 31, 2004	$118,505	$14,453,688	—	$—	$—	$601,004	$2,064,691	$17,237,888
Capital contributions	61,437	10,962,290	—	—	—	—	—	11,023,727
Distributions to partners	—	—	—	—	—	(2,882,936)	—	(2,882,936)
Net increase resulting from operations:	—	—	—	—	—	4,857,789	3,032,274	7,890,063

Balances at December 31, 2005	179,942	25,415,978	—	—	—	2,575,857	5,096,965	33,268,742
Capital contributions	1,828	353,261	—	—	—	—	—	355,089
Distributions to partners	—	(530,000)	—	—	—	(5,644,297)	—	(6,174,297)
Net increase resulting from operations:	—	—	—	—	—	7,334,483	8,488,514	15,822,997

Balances at December 31, 2006	181,770	25,239,239	—	—	—	4,266,043	13,585,479	43,272,531
Capital contributions	—	300,081	—	—	—	—	—	300,081
Distributions to partners	—	—	—	—	—	(6,500,000)	—	(6,500,000)
Formation Transactions	(181,770)	(25,539,320)	4,525,726	45,257	43,675,833	—	—	18,000,000
Initial capitalization	—	—	1,000	10	990	—	—	1,000
Public offering of common stock	—	—	4,300,000	43,000	60,139,997	—	—	60,182,997
Costs related to offering	—	—	—	—	(1,642,573)	—	—	(1,642,573)
Dividends paid to stockholders	—	—	—	—	—	(2,912,820)	—	(2,912,820)
Dividend reinvestment	—	—	132,992	1,330	1,901,786	—	—	1,903,116
Net increase resulting from operations	—	—	—	—	—	11,213,908	(8,669,032)	2,544,876

Balances at December 31, 2007	$—	$—	8,959,718	$89,597	$104,076,033	$6,067,131	$4,916,447	$115,149,208

See accompanying notes to consolidated financial statements.

MAIN STREET CAPITAL CORPORATION
Statements of Cash Flows

	For the Years Ended
	December 31,
	2007	2006	2005
	(Consolidated)	(Combined)	(Combined)

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$2,544,876	$15,822,997	$7,890,063
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Accretion of unearned income	(998,069)	(1,380,351)	(1,251,066)
Net payment-in-kind interest accrual	(260,806)	(216,805)	(144,150)
Amortization of deferred financing costs	186,106	157,850	120,225
Net change in unrealized (appreciation) depreciation from investments	5,406,493	(8,488,514)	(3,032,274)
Net realized gain from investments	(4,692,209)	(2,429,923)	(1,487,726)
Changes in other assets and liabilities:
Interest receivable	(407,347)	(93,480)	(182,324)
Other assets	(469,598)	2,107	4,172
Deferred tax liability	3,025,672	—	—
Interest payable	207,731	83,459	417,325
Accounts payable and other liabilities	394,510	76,543	103,670
Deferred debt origination fees received	467,558	709,980	535,250

Net cash provided by operating activities	5,404,917	4,243,863	2,973,165

CASH FLOWS FROM INVESTMENT ACTIVITIES
Investments in portfolio companies	(29,479,023)	(28,088,005)	(19,727,500)
Principal payments received on loans and debt securities	9,614,338	12,199,956	10,322,470
Proceeds from sale of equity securities and related notes	5,934,420	5,021,313	1,117,143
Proceeds from derivative instrument	—	—	115,966
Investments of idle funds	(24,063,261)	—	—

Net cash used in investing activities	(37,993,526)	(10,866,736)	(8,171,921)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering/capitalization	60,183,997	—	—
Proceeds from capital contributions	300,081	355,089	11,023,727
Distribution to members and partners	(6,500,000)	(6,174,297)	(2,882,936)
Dividends paid to stockholders	(1,009,704)	—	—
Proceeds from issuance of SBIC debentures	9,900,000	—	23,100,000
Payment of deferred loan costs and SBIC debenture fees	(522,587)	(50,000)	(577,500)
Payment of initial public offering costs	(1,642,573)	—	—

Net cash provided by (used in) financing activities	60,709,214	(5,869,208)	30,663,291

Net increase (decrease) in cash and cash equivalents	28,120,605	(12,492,081)	25,464,535

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,768,719	26,260,800	796,265

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$41,889,324	$13,768,719	$26,260,800

See accompanying notes to consolidated financial statements.

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2007

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)

Café Brazil, LLC	Casual Restaurant
12% Secured Debt (Maturity — April 20, 2009)	Group	$2,750,000	$2,750,000	$2,750,000
Member Units (7) (Fully diluted 42.3%)			41,837	1,250,000

			2,791,837	4,000,000

CBT Nuggets, LLC	Produces and Sells
Prime plus 2% Secured Debt (Maturity — June 1, 2011)	IT Certification	360,000	360,000	360,000
14% Secured Debt (Maturity — June 1, 2011)	Training Videos	1,860,000	1,860,000	1,860,000
Member Units (Fully diluted 29.1%)			432,000	1,145,000
Warrants (Fully diluted 10.5%)			72,000	345,000

			2,724,000	3,710,000

Gulf Manufacturing, LLC	Specialty Metal
Prime plus 1% Secured Debt (Maturity — August 31, 2012)	Fabrication	1,200,000	1,200,000	1,200,000
13% Secured Debt (Maturity — August 31, 2012)		2,000,000	2,000,000	2,000,000
Member Units (Fully diluted 18.4%)			472,000	472,000
Warrants (Fully diluted 8.4%)			160,000	250,000

			3,832,000	3,922,000

Hawthorne Customs & Dispatch Services, LLC	Transportation/
13% Secured Debt (Maturity — January 31, 2011)	Logistics	1,350,000	1,350,000	1,350,000
Member Units (7) (Fully diluted 27.8%)			375,000	435,000
Warrants (Fully diluted 16.5%)			37,500	230,000

			1,762,500	2,015,000

Hayden Acquisition, LLC	Manufacturer of
12% Secured Debt (Maturity — March 9, 2009)	Utility Structures	1,955,000	1,955,000	1,955,000

Hydratec Holdings, LLC	Agricultural Services
12.5% Secured Debt (Maturity — October 31, 2012)		5,700,000	5,700,000	5,700,000
Prime plus 1% Secured Debt (Maturity — October 31, 2012)		1,845,244	1,845,244	1,845,244
Member Units (Fully diluted 60%)			1,800,000	1,800,000

			9,345,244	9,345,244

Jensen Jewelers of Idaho, LLC	Retail Jewelry
Prime Plus 2% Secured Debt (Maturity — November 14, 2011)		1,200,000	1,200,000	1,200,000
13% current / 6% PIK Secured Debt (Maturity — November 14, 2011)		1,069,457	1,069,457	1,069,457
Member Units (7) (Fully diluted 25.1%)			376,000	815,000

			2,645,457	3,084,457

Magna Card, Inc.	Wholesale/Consumer
12% current / 0.4% PIK Secured Debt (Maturity — September 30, 2010)	Magnetic Products	2,021,079	2,021,079	—
Warrants (Fully diluted 35.8%)			100,000	—

			2,121,079	—

Quest Design & Production, LLC	Design and Fabrication
8% current / 5% PIK Secured Debt (Maturity — December 1, 2010)	of Custom Display	3,991,542	3,991,542	3,991,542
Warrants (Fully diluted 26.0%)	Systems		40,000	40,000

			4,031,542	4,031,542

TA Acquisition Group, LP	Processor of
12% Secured Debt (Maturity — July 29, 2010)	Construction	1,870,000	1,870,000	1,870,000
Partnership Interest (7) (Fully diluted 18.3%)	Aggregates		357,500	3,435,000
Warrants (Fully diluted 18.3%)			82,500	3,450,000

			2,310,000	8,755,000

Technical Innovations, LLC	Manufacturer of
12% Secured Debt (Maturity — October 31, 2009)	Specialty Cutting	787,500	787,500	787,500
Prime Secured Debt (Maturity — October 31, 2009)	Tools and Punches	262,500	262,500	262,500

			1,050,000	1,050,000

Universal Scaffolding & Equipment, LLC	Manufacturer of
Prime plus 1% Secured Debt (Maturity — August 16, 2012)	Scaffolding and	1,122,333	1,122,333	1,122,333
13% current / 5% PIK Secured Debt (Maturity — August 16, 2012)	Shoring Equipment	3,196,376	3,196,376	3,196,376
Member Units (Fully Diluted 18.4%)			992,063	1,025,000

			5,310,772	5,343,709

Wicks N’ More, LLC	Manufacturer of
12% Secured Debt (Maturity — April 26, 2011)	High-end Candles	3,720,000	3,720,000	1,950,000
Member Units (Fully diluted 11.5%)			360,000	—
Warrants (Fully diluted 21.3%)			210,000	—

			4,290,000	1,950,000

Subtotal Control Investments			44,169,431	49,161,952

See accompanying notes to consolidated financial statements.

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2007

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Affiliate Investments (4)

Advantage Millwork Company, Inc.	Manufacturer/Distributor
12% Secured Debt (Maturity — February 5, 2012)	of Wood Doors	2,666,667	2,666,667	2,666,667
Warrants (Fully diluted 10.89%)			87,120	87,120

			2,753,787	2,753,787

American Sensor Technologies, Inc.	Manufacturer of
Prime plus 0.5% Secured Debt (Maturity — May 31, 2010)	Commercial/	3,500,000	3,500,000	3,500,000
Warrants (Fully diluted 20.0%)	Industrial Sensors		50,000	750,000

			3,550,000	4,250,000

Carlton Global Resources, LLC	Processor of
13% PIK Secured Debt (Maturity — November 15, 2011)	Industrial Minerals	4,687,777	4,687,777	2,812,667
Member Units (Fully diluted 8.5%)			400,000	—

			5,087,777	2,812,667

Houston Plating & Coatings, LLC	Plating & Industrial
Prime plus 2% Secured Debt (Maturity — July 19, 2011)	Coating Services	100,000	100,000	100,000
Member Units (7) (Fully diluted 11.8%)			210,000	2,450,000

			310,000	2,550,000

KBK Industries, LLC	Specialty Manufacturer
14% Secured Debt (Maturity — January 23, 2011)	of Oilfield and	3,937,500	3,937,500	3,937,500
8% Secured Debt (Maturity — July 1, 2009)	Industrial Products	623,063	623,063	623,063
Prime Plus 2% Secured Debt (Maturity — January 31, 2008)			75,000	686,250
Member Units (7) (Fully diluted 14.5%)			187,500	700,000

			4,823,063	5,946,813

Laurus Healthcare, LP	Healthcare Facilities
13% Secured Debt (Maturity — May 7, 2009)		3,010,000	3,010,000	3,010,000
Warrants (Fully diluted 18.2%)			105,000	715,000

			3,115,000	3,725,000

National Trench Safety, LLC	Trench & Traffic
10% PIK debt (Maturity — April 16, 2014)	Safety Equipment	365,334	365,334	365,334
Member Units (Fully diluted 10.9%)			1,792,308	1,792,308

			2,157,642	2,157,642

Pulse Systems, LLC	Manufacturer of
14% Secured Debt (Maturity — June 1, 2009)	Components for	2,307,498	2,307,498	2,307,498
Warrants (Fully diluted 6.6%)	Medical Devices		118,000	350,000

			2,425,498	2,657,498

Transportation General, Inc.	Taxi Cab/Transportation
13% Secured Debt (Maturity — May 31, 2010)	Services	3,600,000	3,600,000	3,600,000
Warrants (Fully diluted 24.0%)			70,000	340,000

			3,670,000	3,940,000

Turbine Air Systems, Ltd.	Commercial/Industrial
12% Secured Debt (Maturity — October 11, 2011)	Chilling Systems	1,000,000	1,000,000	1,000,000

Vision Interests, Inc.	Manufacturer/
13% Secured Debt (Maturity — June 5, 2012)	Installer of Commercial	3,760,000	3,760,000	3,760,000
Common stock (Fully diluted 8.9%)	Signage		372,000	372,000
Warrants (Fully diluted 11.2%)			160,000	375,000

			4,292,000	4,507,000

WorldCall, Inc.	Telecommunication/
13% Secured Debt (Maturity — October 22, 2009)	Information Services	782,500	782,500	782,500
Common stock (Fully diluted 6.22%)			169,173	180,000
Warrants (Fully diluted 13.4%)			75,000	150,000

			1,026,673	1,112,500

Subtotal Affiliate Investments			34,211,440	37,412,907

See accompanying notes to consolidated financial statements.

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2007

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Non-Control/Non-Affiliate Investments(5):

East Teak Fine Hardwoods, Inc.	Hardwood Products
13% Current/5.5% PIK Secured Debt (Maturity — April 13, 2011)		1,651,028	1,651,028	1,651,028
Common Stock (Fully diluted 3.3%)			130,000	490,000

			1,781,028	2,141,028

Support Systems Homes, Inc.	Manages Substance
14% Current/4% PIK Secured Debt (Maturity — June 5, 2012)	Abuse Treatment	1,525,674	1,525,674	1,525,674
8% Secured Debt (Maturity — June 5, 2012)	Centers	158,888	158,888	158,888

			1,684,562	1,684,562

Subtotal Non-Control/Non-Affiliate Investments			3,465,590	3,825,590

Main Street Capital Partners, LLC (Investment Manager)	Asset Management
100% of Membership Interests			18,000,000	17,625,000

Total Portfolio Investments, December 31, 2007			$99,846,461	$108,025,449

Accumulated unearned income				$(2,375,035)

Total Portfolio Investments net of accumulated unearned income				$105,650,414

Idle Fund Investments	Investments in U.S.
4.691% Current Federal Home Loan Bank Discount Note (Maturity — April 11, 2008)	Agency Securities	3,500,000	$3,421,791	$3,421,791
4.691% Current Federal National Mortgage Association Discount Note (Maturity — April 2, 2008)		3,500,000	3,425,490	3,425,490
4.675% Current Federal Home Loan Bank Discount Note (Maturity — March 20, 2008)		3,500,000	3,431,089	3,431,089
4.668% Current Federal Home Loan Bank Discount Note (Maturity — March 5, 2008)		3,500,000	3,437,408	3,437,408
4.673% Current Federal Home Loan Bank Discount Note (Maturity — February 20, 2008)		3,500,000	3,443,197	3,443,197
4.77% Current Federal Home Loan Mortgage Corp Discount Note (Maturity — February 7, 2008)		3,500,000	3,448,948	3,448,948
4.64% Current Federal National Mortgage Association Discount Note (Maturity — January 23, 2008)		3,500,000	3,455,338	3,455,338

Total Idle Fund Investments, December 31, 2007			$24,063,261	$24,063,261

(1)	All debt investments are income producing. Equity and warrants are non-income producing, unless otherwise noted

(2)	See footnote C for summary geographic location of portfolio companies

(3)
Control investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”), as investments in companies in which more than 25% of the voting securities are owned or where greater than 50% of the board representation is maintained.

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

See accompanying notes to consolidated financial statements.

MAIN STREET CAPITAL CORPORATION
COMBINED SCHEDULE OF INVESTMENTS
December 31, 2006

Portfolio Company/Type of Investment (1) (2)	Industry	Principal(6)	Cost(6)	Fair Value

Control Investments (3)

Café Brazil, LLC	Casual Restaurant
12% Secured Debt (Maturity — April 20, 2009)	Group	$3,150,000	$3,150,000	$3,150,000
Member Units(7) (Fully diluted 41.0%)			41,837	900,000

			3,191,837	4,050,000

CBT Nuggets, LLC	Produces and sells
Prime plus 2% Secured Debt (Maturity — June 1, 2011)	IT Certification	660,000	660,000	660,000
14% Secured Debt (Maturity — June 1, 2011)	Training Videos	1,860,000	1,860,000	1,860,000
Member Units (Fully diluted 29.1%)			432,000	610,000
Warrants (Fully diluted 10.5%)			72,000	200,000

			3,024,000	3,330,000

Hawthorne Customs & Dispatch Services, LLC	Transportation/
13% Secured Debt (Maturity — January 31, 2011)	Logistics	1,650,000	1,650,000	1,650,000
Member Units(7) (Fully diluted 27.8%)			375,000	950,000
Warrants (Fully diluted 16.5%)			37,500	500,000

			2,062,500	3,100,000

Hayden Acquisition, LLC	Manufacturer of
12% Secured Debt (Maturity — March 9, 2009)	Utility Structures	2,420,000	2,420,000	2,420,000

Jensen Jewelers of Idaho, LLC	Retail Jewelry
Prime Plus 2% Secured Debt (Maturity — November 14, 2011)		1,340,000	1,340,000	1,340,000
13% current/6% PIK Secured Debt (Maturity — November 14, 2011)		1,008,000	1,008,000	1,008,000
Member Units(7) (Fully diluted 25.1%)			376,000	376,000

			2,724,000	2,724,000

KBK Industries, LLC	Specialty Manufacturer
14% Secured Debt (Maturity — January 23, 2011)	of Oilfield and	3,937,500	3,937,500	3,937,500
Member Units(7) (Fully diluted 11.9%)	Industrial Products		187,500	625,000
Warrants (Fully diluted 25.7%)			150,000	1,372,500

			4,275,000	5,935,000

Magna Card, Inc.	Wholesale/Consumer
12% Secured Debt (Maturity — September 30, 2010)	Magnetic Products	1,900,000	1,900,000	1,900,000
Warrants (Fully diluted 35.8%)			100,000	—

			2,000,000	1,900,000

Quest Design & Production, LLC	Design and Fabrication
12% Secured Debt (Maturity — May 1, 2008)	of Custom Display	3,900,000	3,900,000	3,900,000
Warrants (Fully diluted 20.0%)	Systems		40,000	40,000

			3,940,000	3,940,000

TA Acquisition Group, LP	Processor of
12% Secured Debt (Maturity — July 29, 2010)	Construction	2,860,000	2,860,000	2,860,000
Partnership Interest(7) (Fully diluted 18.3%)	Aggregates		357,500	2,630,000
Warrants (Fully diluted 18.3%)			82,500	2,650,000

			3,300,000	8,140,000

Technical Innovations, LLC	Manufacturer of
12% Secured Debt (Maturity — October 31, 2009)	Specialty Cutting	1,850,000	1,387,500	1,387,500
Prime Secured Debt (Maturity — October 31, 2009)	Tools and Punches		462,500	462,500
Member Units(7) (Fully diluted 1.6%)			15,000	35,000
Warrants (Fully diluted 57.0%)			400,000	1,285,000

			2,265,000	3,170,000

Wicks N’ More LLC	Manufacturer of
12% Secured Debt (Maturity — April 26, 2011)	High-end Candles	3,720,000	3,720,000	3,720,000
Member Units (Fully diluted 6.2%)			180,000	—
Warrants (Fully diluted 24.0%)			210,000	—

			4,110,000	3,720,000

Subtotal Control Investments			33,312,337	42,429,000

See accompanying notes to consolidated financial statements.

MAIN STREET CAPITAL CORPORATION
COMBINED SCHEDULE OF INVESTMENTS
December 31, 2006

Portfolio Company/Type of Investment (1) (2)	Industry	Principal(6)	Cost(6)	Fair Value

Affiliate Investments(4)

All Hose & Specialty, LLC	Distributor of
11% Secured Debt (Maturity — August 4, 2010)	Commercial/Industrial	2,600,000	2,600,000	2,600,000
Member Units(7) (Fully diluted 15.0%)	Hoses		80,357	1,600,000
11% Note Receivable (Maturity — August 4, 2010)			34,821	441,000

			2,715,178	4,641,000

American Sensor Technologies, Inc.	Manufacturer of
9% Secured Debt (Maturity — May 31, 2010)	Commercial/	200,000	200,000	200,000
13% Secured Debt (Maturity — May 31, 2010)	Industrial Sensors	3,000,000	3,000,000	3,000,000
Warrants (Fully diluted 20.0%)			50,000	575,000

			3,250,000	3,775,000

Carlton Global Resources, LLC	Processor of
13% Secured Debt (Maturity — November 15, 2011)	Industrial Minerals	3,600,000	3,600,000	3,600,000
Member Units (Fully diluted 8.5%)			400,000	400,000

			4,000,000	4,000,000

Houston Plating & Coatings, LLC	Plating & Industrial
Prime plus 2% Secured Debt (Maturity — July 19, 2011)	Coating Services	100,000	100,000	100,000
Member Units(7) (Fully diluted 11.8%)			210,000	1,710,000

			310,000	1,810,000

Laurus Healthcare, LP	Healthcare Facilities
13% Secured Debt (Maturity — May 7, 2009)		3,010,000	3,010,000	3,010,000
Warrants (Fully diluted 18.2%)			105,000	105,000

			3,115,000	3,115,000

National Trench Safety, LLC	Trench & Traffic
Member Units (Fully diluted 15.8%)	Safety Equipment		1,792,308	1,792,308

Pulse Systems, LLC	Manufacturer of
14% Secured Debt (Maturity — June 1, 2009)	Components for	2,747,271	2,747,271	2,747,271
Warrants (Fully diluted 6.6%)	Medical Devices		118,000	400,000

			2,865,271	3,147,271

Transportation General, Inc.	Taxi Cab/Transportation
13% Secured Debt (Maturity — May 31, 2010)	Services	3,900,000	3,900,000	3,900,000
Warrants (Fully diluted 24.0%)			70,000	395,000

			3,970,000	4,295,000

Turbine Air Systems, Ltd.	Commercial/
12% Secured Debt (Maturity — October 11, 2011)	Industrial Chilling	1,000,000	1,000,000	1,000,000
Warrants (Fully diluted 5.0%)	Systems		96,666	96,666

			1,096,666	1,096,666

WorldCall, Inc.	Telecommunication/
13% Secured Debt (Maturity — October 22, 2009)	Information Services	820,000	820,000	820,000
Common stock (Fully diluted 6.2%)			169,173	180,000
Warrants (Fully diluted 13.4%)			75,000	150,000

			1,064,173	1,150,000

Barton Springs Grill LP	Restaurant
15% Partnership Interest			150,000	—

Subtotal Affiliate Investments			24,328,596	28,822,245

Non-Control/Non-Affiliate Investments(5):

East Teak Fine Hardwoods, Inc.	Hardwood Products
13% Current/5.5% PIK Secured Debt (Maturity — April 13, 2011)		4,394,763	4,394,763	4,394,763
Common Stock (Fully diluted 3.3%)			130,000	335,000

			4,524,763	4,729,763

Digital Music Group, Inc.	Distribution of Music
Common stock	and Video Content		458,252	228,420

Subtotal Non-Control/Non-Affiliate Investments			4,983,015	4,958,183

Total Portfolio Investments, December 31, 2006			$62,623,948	$76,209,428

Accumulated unearned income				$(2,498,427)

Total Portfolio Investments net of accumulated unearned income				$73,711,001

(1)	All debt investments are income producing. Equity and warrants are non-income producing unless otherwise noted

(2)	See footnote C for summary geographic location of portfolio companies

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

See accompanying notes to consolidated financial statements.

MAIN STREET CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — ORGANIZATION AND BASIS OF PRESENTATION
1. Organization
Main Street Capital Corporation (“MSCC”) was formed on March 9, 2007 for the purpose of (i) acquiring 100% of the equity interests of Main Street Mezzanine Fund, LP (the “Fund”) and its general partner, Main Street Mezzanine Management, LLC (the “General Partner”), (ii) acquiring 100% of the equity interests of Main Street Capital Partners, LLC (the “Investment Manager”), (iii) raising capital in an initial public offering, which was completed in October 2007 (the “Offering”), and (iv) thereafter operating as an internally-managed business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The term “Main Street” refers to the Fund plus the General Partner prior to the Offering and to Main Street Capital Corporation and its subsidiaries, including the Fund and the General Partner, after the Offering.
On October 2, 2007, prior to the Offering, the following transactions were consummated (collectively, the “Formation Transactions”):
•
MSCC acquired 100% of the limited partnership interests in the Fund, which became a wholly-owned consolidated subsidiary of MSCC; the Fund retained its Small Business Investment Company (“SBIC”) license, continued to hold its existing investments, and will make new investments with available funds;

•	MSCC acquired 100% of the equity interests in the General Partner of the Fund, which became a wholly-owned consolidated subsidiary of MSCC; and

•
MSCC acquired 100% of the equity interests in the Investment Manager. The Investment Manager became a wholly-owned portfolio company of MSCC under the 1940 Act, as the Investment Manager does not conduct substantially all of its investment management activities for Main Street and its subsidiaries. See Note D for further information regarding this classification and accounting treatment.

Immediately following the Formation Transactions, Main Street Equity Interests, Inc. (“MSEI”) was created as a wholly-owned consolidated subsidiary of MSCC. MSEI has elected for tax purposes to be treated as a corporation and is taxed at normal corporate tax rates based on its taxable income.
The Offering consisted of the public offering and sale of 4,300,000 shares of common stock, including the underwriters’ exercise of the over-allotment option, at a price to the public of $15.00 per share, resulting in net proceeds of approximately $60.2 million, after deducting underwriters’ commissions totaling approximately $4.3 million.
2. Basis of Presentation
The financial statements are prepared on an accrual basis in accordance with U. S. generally accepted accounting principles (“GAAP”). For the year ended December 31, 2007, the consolidated financial statements of Main Street include the accounts of MSCC, the Fund, MSEI and the General Partner. For the years ended December 31, 2006 and 2005, the combined financial statements include the combined accounts of the Fund and the General Partner. The Formation Transactions involved an exchange of shares of Main Street’s common stock between companies under common control. In accordance with the guidance on exchanges of shares between entities under common control contained in Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), Main Street’s results of operations and cash flows for the year ended December 31, 2007 are presented as if the Formation Transactions had occurred as of January 1, 2007. Main Street’s financial position as of December 31, 2007 is presented on a consolidated basis. In addition, the results of Main Street’s operations and its cash flows for the years ended December 31, 2006 and 2005, and Main Street’s financial position as of December 31, 2006, have been presented on a combined basis in order to provide comparative information with respect to prior periods. The effects of all intercompany transactions between Main Street and its subsidiaries have been eliminated in consolidation/combination. Certain reclassifications have been made to the 2006 and 2005 balances to conform with the 2007 financial statement presentation.

Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the Audit and Accounting Guide for Investment Companies issued by the American Institute of Certified Public Accountants (the “AICPA Guide”), Main Street is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company. An exception to this general principle in the AICPA Guide occurs if the Fund owns a controlled operating company that provides all or substantially all of its services directly to Main Street or to an investment company of Main Street. None of the investments made by Main Street qualify for this exception. Therefore, the investments are carried on the balance sheet at fair value, as discussed further in Note B, with any adjustments to fair value recognized as “Net Change in Unrealized Appreciation (Depreciation) of Investments and Taxes” on the Statement of Operations until the investment is disposed of resulting in any gain or loss on exit being recognized as a “Net Realized Gain or Loss From Investments.”
Portfolio Investment Classification
Main Street classifies its portfolio investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which Main Street owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation. Under the 1940 Act, “Affiliate Investments” are defined as those Non-Control investments in companies in which Main Street owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-Control/Non-Affiliate Investments” are defined as investments that are neither Control Investments nor Affiliate Investments. The “Investment in affiliated Investment Manager” represents Main Street’s investment in a wholly-owned, investment manager subsidiary that is accounted for as a portfolio investment of Main Street.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
1. Valuation of Investments
Main Street’s business plan calls for it to invest primarily in illiquid securities issued by private companies and/or thinly-traded public companies (“Investments”). These Investments may be subject to restrictions on resale and generally have no established trading market. Main Street values its Investments at fair value as determined in good faith by Main Street’s Board of Directors in accordance with Main Street’s valuation policy. Main Street bases the fair value of its investments on the enterprise value of the portfolio companies in which it invests. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of earnings before income taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for determining enterprise value and for any one portfolio company enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In determining the enterprise value of a portfolio company, Main Street analyzes various factors, including the portfolio company’s historical and projected financial results. Main Street also generally prepares and analyzes discounted cash flow models based on its projections of the future free cash flows of the business and company specific capital costs. Main Street reviews external events, including private mergers and acquisitions, and includes these events in the enterprise valuation process.
Due to the inherent uncertainty in the valuation process, Main Street’s estimate of fair value may differ materially from the values that would have been used had a ready market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.
Main Street uses a standard investment ranking system in connection with its investment oversight, portfolio management/analysis and investment valuation procedures. This system takes into account both quantitative and qualitative factors of the portfolio company and the securities held. Each quarter, the Board of Directors determines the value of each portfolio investment.
If there is adequate enterprise value to support the repayment of the debt, the fair value of a loan or debt security normally corresponds to cost plus accumulated unearned income unless the borrower’s condition or other factors lead to a determination of fair value at a different amount. The fair value of equity interests in portfolio companies is determined based on various factors, including revenues, EBITDA and cash flow from operations of the portfolio company and other pertinent factors such as recent offers to purchase a portfolio company’s securities, financing events or other liquidation events.

The value of Main Street’s equity interests in public companies for which market quotations are readily available is based upon the closing public market price. Securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.
Prior to the Offering, the review and determination of the Investments fair value was the responsibility of the General Partner. Subsequent to the Offering, the review and determination of fair value is the responsibility of the Board of Directors.
Duff & Phelps, LLC, an independent valuation firm (“Duff & Phelps”), provided third party valuation consulting services to Main Street which consisted of certain mutually agreed limited procedures that Main Street identified and requested Duff & Phelps to perform (hereinafter referred to as the “Procedures”). For the year ended December 31, 2006, Main Street asked Duff & Phelps to perform the Procedures on investments in 22 portfolio companies comprising approximately 99% of the total investments at fair value as of December 31, 2006. During 2007, Main Street asked Duff & Phelps to perform the Procedures, at each quarter end, on a total of 24 portfolio companies comprising approximately 76% of the total portfolio investments at fair value as of December 31, 2007. The Procedures were performed on investments in 6 portfolio companies for each quarter ended March 31, 2007, June 30, 2007 and September 30, 2007. For the quarter ended December 31, 2007, the Procedures were performed on investments in 5 portfolio companies. In addition, the Procedures were performed on the investment in the Investment Manager. Upon completion of the Procedures, Duff & Phelps concluded that the fair value, as determined by Main Street, of those investments subjected to the Procedures did not appear to be unreasonable. The Board of Directors of Main Street are ultimately and solely responsible for determining the fair value of the investments in good faith.
Main Street believes its Investments as of December 31, 2007 and 2006 approximate fair value based on the market in which Main Street operates and other conditions in existence at these reporting periods.
2. Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results may differ from these estimates under different conditions or assumptions. Additionally, as explained above, the financial statements include portfolio Investments whose values have been estimated by Main Street’s Board of Directors in the absence of readily ascertainable market values. Because of the inherent uncertainty of the valuations, those estimated values may differ significantly from the values that would have been used had a readily available market for the investments existed, and it is reasonably possible that the differences could be material.
3. Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value. For year ended December 31, 2007, cash equivalents included $17,478,957 of investments in U.S. government agency securities with maturities of three months or less when purchased.
4. Idle Funds Investments
Idle funds investments consist primarily of short term investments in U.S. government agency securities maturing in six months or less but longer than three months from the time of investment. Management’s intent is to hold such investments to maturity. At December 31, 2007, the carrying amount approximated fair value due to the short term maturity of these investments. See the Consolidated Schedule of Investments at December 31, 2007 for a detail of such investments.

5. Interest and Dividend Income
Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. In accordance with Main Street’s valuation policy, accrued interest is evaluated periodically for collectibility. When a loan or debt security becomes 90 days or more past due, or if we otherwise do not expect the debtor to be able to service its debt or other obligations, we will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. Distributions from portfolio companies are recorded as dividend income when the distribution is received.
Main Street holds debt instruments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, computed at the contractual rate specified in each debt agreement, is added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest generally occurs at the time of debt principal repayment.
As of December 31, 2007, Main Street had one investment that was on non-accrual status. The investment in the company on non-accrual status comprised approximately 3.1% of the total portfolio investments at fair value as of December 31, 2007 (excluding Main Street’s investment in the Investment Manager). As of December 31, 2006, Main Street had no investments that were on non-accrual status.
6. Deferred Financing Costs
Deferred financing costs include SBIC debenture commitment fees and SBIC debenture leverage fees which have been capitalized and which are amortized into interest expense over the term of the debenture agreement (10 years).
Deferred financing costs also include costs related to a two-year treasury line of credit that have been capitalized and are amortized into interest expense over the two-year term.
7. Fee Income — Structuring and Advisory Services
Main Street may periodically provide services, including structuring and advisory services, to its portfolio companies. For services that are separately identifiable and evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. Fees received in connection with debt financing transactions for services that do not meet these criteria are treated as debt origination fees and are accreted into interest income over the life of the financing.
8. Unearned Income — Debt Origination Fees and Original Issue Discount
Main Street capitalizes upfront debt origination fees received in connection with financings and reflects such fees as unearned income on the balance sheets. The unearned income from such fees is accreted into interest income based on the effective interest method over the life of the financing. In connection with its debt investments, Main Street sometimes receives nominal cost warrants (“nominal cost equity”) that are valued as part of the negotiation process with the particular portfolio company. When Main Street receives nominal cost equity, Main Street allocates its cost basis in its investment between its debt securities and its nominal cost equity at the time of origination. Any resulting discount from recording the debt is reflected as unearned income and accreted into interest income over the life of the debt.
Accumulated unearned income activity for the years ended December 31, 2007 and 2006 was as follows:

	Year Ended December 31,
	2007	2006
Beginning accumulated unearned income	$2,498,427	$2,602,632
Debt origination fees received	467,558	709,980
Value of warrants received	407,119	566,166
Unearned income recognized	(998,069)	(1,380,351)

Ending accumulated unearned income	$2,375,035	$2,498,427

9. Income Taxes
Main Street intends to qualify and elect for the tax treatment applicable to regulated investment companies (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and, among other things, intends to make the required distributions to its stockholders as specified therein. In order to qualify as a RIC, Main Street is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, each year. Depending on the level of taxable income earned in a tax year, Main Street may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income.
MSCC’s wholly-owned subsidiary, MSEI, is a taxable entity which holds certain portfolio investments of Main Street. MSEI is consolidated with Main Street, and the portfolio investments held by MSEI are included in Main Street’s consolidated financial statements. The purpose of MSEI is to permit Main Street to hold portfolio companies which are “pass through” entities for tax purposes in order to comply with the “source income” requirements contained in the RIC tax provisions of the Code. MSEI is not consolidated with Main Street for income tax purposes and may generate income tax expense as a result of its ownership of the portfolio investments. This income tax expense, if any, is reflected in Main Street’s Consolidated Statement of Operations.
MSEI uses the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.
Prior to the Formation Transactions, Main Street was taxed under the partnership provisions of the Code. Under these provisions of the Code, the General Partner and limited partners are responsible for reporting their share of the partnership’s income or loss on their income tax returns. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized.
10. Realized Gains or Losses from Investments and Net Change in Unrealized Appreciation or Depreciation from Investments
Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption and the cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period, net of recoveries. Net change in unrealized appreciation or depreciation from investments reflect the net change in the valuation of the portfolio pursuant to Main Street’s valuation guidelines and the reclassification of any prior period unrealized appreciation or depreciation on exited investments.
11. Concentration of Credit Risks
Main Street places its cash in financial institutions, and at times, such balances may be in excess of the federally insured limit.
12. Accounting for Derivative Instruments and Hedging Activities
To hedge the market risk of changing prices of a publicly traded investment, Main Street entered into a derivative financial instrument in 2004. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, Main Street recognizes the fair value of this derivative financial instrument, in its statement of operations and balance sheet for each reporting period, as a derivative entered into by Main Street that does not meet the requirement for hedge accounting. Subsequent to December 31, 2005, Main Street did not enter into any derivative transactions.

13. Fair Value of Financial Instruments
Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Main Street believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, short-term investments, receivables, accounts payable, accrued liabilities and debentures approximate the fair values of such items.
14. Initial Public Offering Costs
For the year ended December 31, 2007, Main Street incurred total costs of $2,337,823 associated with the initial public offering of Main Street. These costs principally related to accounting, legal and other professional fees associated with the company’s initial public offering which was completed in October 2007.
Of the $2,337,823 in total costs incurred related to initial public offering, $695,250 of such costs were professional fees related to the Offering and were deducted in determining the Net Investment Income and Net Increase in Net Assets Resulting from Operations for the year ended December 31, 2007. The remaining $1,642,573 in Offering costs incurred has been reflected as a reduction to Additional Paid In Capital.
15. Earnings per Share
Basic per share calculations are computed utilizing the weighted average number of shares of common stock outstanding for the period. The weighted average number of shares of common stock outstanding for 2007 was calculated as if the Formation Transactions and the Offering had occurred on January 1, 2007, consistent with the guidance on exchanges of shares between entities under common control contained in SFAS 141. This approach resulted in more relevant and meaningful per share computations. As Main Street has no common stock equivalents outstanding, diluted earnings per share is the same as basic earnings per share. For the years ended December 31, 2006 and 2005, earnings per share calculations were not appropriate due to the partnership structure comprising the combined financial statements of the Fund and the General Partner nor were calculations for these years representative of Main Street prospectively.
16. Recently Issued Accounting Standards
In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of this interpretation did not have a significant impact on Main Street’s consolidated financial position or its results of operations.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addressed how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Main Street is currently analyzing the effect of adoption of this statement on its consolidated financial position, including its net asset value, and results of operations. Main Street will adopt this statement on a prospective basis, effective January 1, 2008. Adoption of this statement could have a material effect on Main Street’s consolidated financial statements, including its net asset value. However, the actual impact on Main Street’s consolidated financial statements in the period of adoption and subsequent to the period of adoption cannot be determined at this time as it will be influenced by the estimates of fair value for that period and the number and amount of investments Main Street originates, acquires or exits.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the combined balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Main Street does not intend to elect fair value measurement for assets or liabilities other than portfolio investments, which are already measured at fair value. Therefore, Main Street does not believe the adoption of this statement will have a significant effect on Main Street’s consolidated financial position or its results of operations.

NOTE C — PORTFOLIO INVESTMENTS
Portfolio investments principally consist of secured debt, equity warrant and direct equity investments in privately held companies. The debt investments are secured by either a first or second lien on the assets of the portfolio company, generally bear interest at fixed rates, and generally mature between five and seven years from original investment. Main Street also receives nominally priced equity warrants and makes direct equity investments, usually in connection with a debt investment in a portfolio company.
As discussed further in Note D, the Investment Manager is a 100%, wholly-owned subsidiary of MSCC. However, the Investment Manager is accounted for as a portfolio investment of Main Street since it conducts a significant portion of its investment management activities outside of MSCC or one of its subsidiaries. To allow for more relevant disclosure of Main Street’s investment portfolio, Main Street’s $17,625,000 investment in the Investment Manager has been excluded from the tables and amounts set forth in this note.
Investment income, consisting of interest, dividends and fees, can fluctuate dramatically upon repayment of an investment or sale of an equity interest. Revenue recognition in any given year can be highly concentrated among several portfolio companies. For the years ended December 31, 2007, 2006 and 2005, Main Street did not record investment income from any portfolio company in excess of 10% of total investment income.
As of December 31, 2007, Main Street had debt and equity investments in 27 portfolio companies with an aggregate fair value of $90,400,449 and a weighted average effective yield on its debt investments of 14.3%. The weighted average yields were computed using the effective interest rates for all debt investments at December 31, 2007, including amortization of deferred debt origination fees and accretion of original issue discount.
Summaries of the composition of Main Street’s investment portfolio at cost and fair value as a percentage of total portfolio investments are shown in following table:

	December 31,
Cost:	2007	2006
First lien debt	81.71%	77.08%
Second lien debt	6.28%	11.81%
Equity	10.34%	7.62%
Equity warrants	1.67%	3.49%

	100.00%	100.00%

	December 31,
Fair Value:	2007	2006
First lien debt	70.62%	63.88%
Second lien debt	3.45%	9.70%
Equity	18.10%	12.65%
Equity warrants	7.83%	13.77%

	100.00%	100.00%

The following table shows the portfolio composition by geographic region of the United States at cost and fair value as a percentage of total portfolio investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	December 31,
Cost:	2007	2006
Southwest	31.94%	39.92%
West	36.85%	24.74%
Northeast	11.41%	14.72%
Southeast	13.91%	13.79%
Midwest	5.89%	6.83%

	100.00%	100.00%

	December 31,
Fair Value:	2007	2006
Southwest	41.01%	47.24%
West	32.91%	20.80%
Northeast	9.06%	11.09%
Southeast	10.44%	13.08%
Midwest	6.58%	7.79%

	100.00%	100.00%

Set forth below are tables showing the composition of Main Street’s portfolio by industry at cost and fair value as of December 31, 2007 and 2006 (excluding unearned income):

	December 31,
Cost:	2007	2006
Manufacturing	12.35%	15.14%
Agricultural services	11.42%	—
Electronics manufacturing	9.58%	5.19%
Construction/industrial minerals	9.04%	11.66%
Custom wood products	8.29%	6.29%
Transportation/logistics	6.64%	9.64%
Industrial Equipment	6.49%	—
Health care services	5.86%	4.97%
Metal Fabrication	4.68%	—
Health care products	4.25%	8.19%
Restaurant	3.41%	5.34%
Professional services	3.33%	4.83%
Retail	3.23%	4.35%
Equipment rental	2.64%	2.86%
Consumer products	2.59%	3.19%
Building products	2.39%	3.86%
Distribution	2.18%	11.56%
Information services	1.25%	2.43%
Industrial services	0.38%	0.50%

Total	100.00%	100.00%

	December 31,
Fair Value:	2007	2006
Construction/industrial minerals	12.80%	15.93%
Agricultural services	10.34%	—
Manufacturing	9.84%	14.11%
Electronics manufacturing	9.69%	4.95%
Custom wood products	7.51%	5.17%
Transportation/logistics	6.59%	9.70%
Health care services	5.98%	4.09%
Industrial Equipment	5.91%	—
Restaurant	4.42%	5.31%
Metal Fabrication	4.34%	—
Health care products	4.10%	8.29%
Professional services	4.10%	4.37%
Retail	3.41%	3.57%
Industrial services	2.82%	2.38%
Equipment rental	2.39%	2.35%
Distribution	2.37%	12.30%
Building products	2.16%	3.18%
Information services	1.23%	1.81%
Consumer products	—	2.49%

Total	100.00%	100.00%

Main Street’s portfolio investments are generally in lower middle-market companies in a variety of industries. At December 31 2007, Main Street had no investments that were greater than 10% of its total investment portfolio. At December 31 2006, Main Street had one such investment that was greater than 10% of the total investment portfolio. That investment represented approximately 11% of Main Street’s portfolio at fair value and approximately 5% at cost.
NOTE D — WHOLLY-OWNED INVESTMENT MANAGER
As part of the Formation Transactions described in Note A, MSCC acquired 100% of the equity interests in the Investment Manager for 1,200,000 shares of common stock valued at $18,000,000. The $18,000,000 valuation for the Investment Manager was based on the estimated present value of the net cash flows received for investment management services to be provided to Main Street Capital II over the estimated dollar averaged life of the related management contract, and was also based upon comparable public market transactions. For 2008, annual net cash flow from Main Street Capital II for these investment management services will be approximately $3,300,000.
Upon acquisition, the Investment Manager became a wholly-owned subsidiary of MSCC. However, the Investment Manager is accounted for as a portfolio investment of Main Street since it conducts a significant portion of its investment management activities for Main Street Capital II, a separate SBIC, which is not part of MSCC or one of its subsidiaries. The investment in the Investment Manager is accounted for using fair value accounting with the fair value determined in good faith by Main Street’s Board of Directors based upon the same valuation methodologies applied to determine the original $18,000,000 valuation discussed above. Any change in fair value is recognized on Main Street’s income statement as unrealized appreciation (depreciation) in “Investment in affiliated Investment Manager” with a corresponding increase (in the case of appreciation) or decrease (in the case of depreciation) to “Investment in affiliated Investment Manager” on Main Street’s balance sheet. For the period from October 2, 2007 (the date of the Formation Transactions) to December 31, 2007, MSCC’s investment in the Investment Manager depreciated $375,000. Main Street believes that the valuation for the Investment Manager will decrease over the life of the management contract with Main Street Capital II, absent obtaining additional future cash flows for performing investment management activities for other external investment entities.
The Investment Manager has elected for tax purposes to be treated as a corporation and is taxed at normal corporate tax rates based upon its taxable income. The taxable income of the Investment Manager may differ from its book income due to deferred tax timing differences as well as permanent differences. The Investment Manager provides for any current taxes payable and deferred tax items in its separate financial statements.
MSCC has a support services agreement with the Investment Manager. As a 100% owned subsidiary of MSCC, the Investment Manager manages the day-to-day operational and investment activities of Main Street. The Investment Manager pays normal operating and administrative expenses, except those specifically required to be borne by MSCC which principally include costs that are specific to MSCC’s status as a publicly-traded entity. The expenses paid by the Investment Manager include the cost of salaries and related benefits, rent, equipment and other administrative costs required for Main Street’s day-to-day operations.

Subsequent to the Formation Transactions and the Offering, the Investment Manager is reimbursed for its expenses associated with providing investment management and other services to MSCC and its subsidiaries, as well as Main Street Capital II. Each quarter, as part of the support services agreement, MSCC makes payments to cover all expenses incurred by the Investment Manager, less amounts the Investment Manager receives from Main Street Capital II pursuant to a separate investment advisory services agreement.
Summarized financial information for the Investment Manager follows:

As of
December 31, 2007
ASSETS
Current assets	$129,675

Total assets	$129,675

LIABILITIES
Current liabilities**	$274,247

Total liabilities	$274,247

For the Period
October 2, 2007
through
December 31, 2007
Management fee income from Main Street Capital II	$831,300
Compensation and other administrative expenses	(831,300)

Net income	$—

**	Includes $207,783 due to MSCC.
Prior to the Formation Transactions and the Offering, the Fund had a management agreement with the Investment Manager. The Investment Manager managed the day-to-day operational and investment activities of the Fund, paying the same types of operating expenses as noted in the support services agreement with MSCC. Management fees paid by the Fund to the Investment Manager for the years ended December 31, 2007, 2006 and 2005 were $1,499,937, $1,942,032 and $1,928,763, respectively.
NOTE E — DEFERRED FINANCING COSTS
Deferred financing costs balances as of December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
SBIC debenture commitment fees	$550,000	$550,000
SBIC debenture leverage fees	1,367,575	1,127,500
Other	282,512	—

Subtotal	2,200,087	1,677,500
Accumulated amortization	(529,952)	(343,846)

Ending deferred financing costs balance	$1,670,135	$1,333,654

Estimated aggregate amortization expense for each of the five years succeeding December 31, 2007 and thereafter is as follows:

Year Ending	Estimated
December 31,	Amortization
2008	$333,013
2009	333,013
2010	191,757
2011	191,757
2012	191,757
2013 and thereafter	$428,838

NOTE F — SBIC DEBENTURES
SBIC debentures payable at December 31, 2007 and December 31, 2006 were $55,000,000 and $45,100,000, respectively. SBIC debentures provide for interest to be paid semi-annually with principal due at the applicable 10-year maturity date. Main Street paid interest of $2,852,002 and $2,475,926 for the years ended 2007 and 2006, respectively. The weighted average interest rate as of December 31, 2007 and 2006 was 5.7806%, and 5.6761%, respectively. Main Street is subject to regular compliance examinations by the SBA. There have been no historical findings resulting from these examinations.
SBIC Debentures payable at December 31, 2007 and 2006 consist of the following:

	Maturity	Fixed
Pooling Date	Date	Interest Rate	Amount
09/24/2003	09/01/2013	5.762%	$4,000,000
03/24/2004	03/01/2014	5.007%	3,000,000
09/22/2004	09/01/2014	5.571%	9,000,000
09/22/2004	09/01/2014	5.539%	6,000,000
03/23/2005	03/01/2015	5.925%	2,000,000
03/23/2005	03/01/2015	5.893%	2,000,000
09/28/2005	09/01/2015	5.796%	19,100,000

Balance as of December 31, 2006			45,100,000
3/28/2007	03/01/2017	6.231%	3,900,000
3/28/2007	03/01/2017	6.263%	1,000,000
3/28/2007	03/01/2017	6.317%	5,000,000

Balance as of December 31, 2007			$55,000,000

NOTE G — REVOLVING LINE OF CREDIT
On December 31, 2007, Main Street entered into a Treasury Secured Revolving Credit Agreement (the “Credit Agreement”) among Main Street, Wachovia Bank, National Association and Branch Banking and Trust Company (“BB&T”), as administrative agent for the lenders. As of December 31, 2007, Main Street did not have any outstanding borrowings under the Credit Agreement.
Under the Credit Agreement, the lenders have agreed to extend revolving loans to Main Street in an amount not to exceed $100,000,000. The purpose of the Credit Agreement is to provide flexibility in the sizing of portfolio investments and to facilitate the growth of Main Street’s investment portfolio. The Credit Agreement has a two-year term and bears interest, at Main Street’s option, either (i) at the LIBOR rate or (ii) at a published prime rate of interest, plus 25 basis points in each case. The applicable interest rates under the Credit Agreement would be increased by 15 basis points if usage under the Credit Agreement is in excess of 50% of the days within a given calendar quarter. The Credit Agreement also requires payment of 15 basis points per annum in unused commitment fees based on average daily unused balances under the facility. The Credit Agreement is secured by certain securities accounts maintained for Main Street by BB&T and is also guaranteed by Main Street’s wholly-owned Investment Manager. At December 31, 2007, because there were no amounts outstanding on this Credit Agreement, there were no securities pledged against it.
NOTE H — PRE-PAID VARIABLE DELIVERY FORWARD TRANSACTION
On April 9, 2004, Main Street received 64,888 shares of common stock (the “Shares”) of Autobytel, Inc. (“Autobytel”), a publicly traded company, as the non-cash portion of the consideration received from the sale of Main Street’s warrant position in iDriveonline, Inc. (“iDrive”) as a result of Autobytel’s acquisition of iDrive. The Shares were not registered and therefore such Shares had certain restrictions on Main Street’s ability to sell the Shares for the period from April 9, 2004 to April 8, 2005.
On May 13, 2004, Main Street entered into a Pre-paid Variable Delivery Forward Transaction (the “Derivative Instrument”) with a financial institution to hedge against the risk associated with potential volatility of the stock market valuation of the Shares. The Shares were held in custody by the financial institution and the Derivative Instrument had a contractual forward settlement date of May 12, 2005. The Derivative Instrument was executed based upon an average per share price of $9.30 and resulted in proceeds (net of transaction costs) to Main Street of $8.11 per Share, or $526,242. Under the terms of the Derivative Instrument and based upon the transaction proceeds recorded by Main Street on the transaction date, Main Street had no exposure through May 12, 2005 to a decrease in the market value of the Shares below $8.37 per Share and had the potential for an increase in the market value of the Shares above $8.37 per Share through May 12, 2005, up to a maximum of $10.695 per Share, or an additional $150,865.

In 2005, the contract was closed by delivery of Shares to the financial institution. In 2005, Main Street recognized realized gains of $526,242 that were previously included in unrealized gains and recognized realized gains of $115,966 based on the price per share at the settlement date and the additional proceeds received related to this transaction.
NOTE I — FINANCIAL HIGHLIGHTS
The financial highlights are prepared in accordance with the guidance on exchanges of shares between entities under common control contained in SFAS 141, with ratios and per share amounts calculated as if the Formation Transactions and the Offering had occurred as of January 1, 2007. In addition, in accordance with SFAS 141, the financial highlights of Main Street for the years ended December 31, 2006 and 2005 have been presented on a combined basis in order to provide comparative information with respect to prior periods.

Year Ended
December 31,
Per Share Data:	2007
Net asset value at beginning of year	$4.90

Net investment income (1)	0.76
Net realized gains (1), (2)	0.55
Net change in unrealized depreciation on investments (1), (2)	(0.63)
Income taxes (1)	(0.38)

Net increase in net assets resulting from operations (1)	0.30
Net increase in net assets associated with the Formation Transactions and the Offering	8.66
Net decrease in net assets from net distributions to partners (prior to Formation Transactions) (1), (3)	(0.72)
Net decrease in net assets from dividends paid to stockholders (subsequent to the Offering)	(0.33)
Shares issued pursuant to the dividend reinvestment plan	0.22
Other (4)	(0.18)

Net asset value at end of year	$12.85

Market value at end of year	$14.01
Shares outstanding at end of year	8,959,718

(1)	Based on weighted average number of common shares outstanding for the period.

(2)	Net realized gains and net change in unrealized appreciation or depreciation can fluctuate significantly from period to period.

(3)	Net of partner contributions made during the period.

(4)
Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

	Years Ended December 31,
	2007	2006(1)	2005(1)
Net assets at end of period	$115,149,208	$43,272,531	$33,268,742
Average net assets	56,882,526	38,621,188	23,534,007
Average outstanding debt	53,020,000	45,100,000	34,400,000
Ratio of total expenses, excluding interest expense, to average net assets(2)(4)	4.76%	5.54%	9.03%
Ratio of total expenses to average net assets(2)(4)	10.47%	12.58%	17.80%
Ratio of net investment income to average net assets	11.47%	12.70%	14.32%
Total return based on change in net asset value(3)(5)	5.88%	47.56%	45.77%

(1)	The amounts reflected in the financial highlights above represent the combined general partner and limited partner amounts.

(2)	The Investment Manager voluntarily waived $48,000 of management fees for the years ended December 31, 2006 and 2005.

(3)
Total return based on change in net asset value was calculated using the sum of ending net asset value plus distributions to stockholders and/or members and partners during the period less capital contributions during the period, as divided by the beginning net asset value.

(4)	The December 31, 2007 ratio includes the impact of professional costs related to the Offering. These costs were 25.7% and 11.7% of operating expense and total expenses, respectively, for that period.

(5)	For the periods prior to the Formation Transactions, this ratio combines the total return for both the managing investors (the General Partner) and the non-managing investors (limited partners).
NOTE J — DIVIDEND, DISTRIBUTIONS AND TAXABLE INCOME
On November 30, 2007, Main Street’s Board of Directors declared a dividend of $2,912,820 or $0.33 per common share. The dividend was comprised of ordinary income ($926,921 or $0.105 per share) and long term capital gain ($1,985,899 or $0.225 per share). Ordinary dividend distributions from a RIC do not qualify for the 15% maximum tax rate on dividend income from domestic corporations and qualified foreign corporations except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations (which Main Street did not receive in 2007).
Main Street intends to elect to be treated as a RIC on its 2007 tax return. As a RIC, Main Street generally will not pay corporate-level federal income taxes on any net ordinary income or capital gains that Main Street distributes to its stockholders as dividends. Main Street must distribute at least 90% of its investment company taxable income to qualify for pass-through tax treatment and maintain its RIC status. Main Street has distributed and currently intends to distribute sufficient dividends to qualify as a RIC. As part of maintaining RIC status, dividends pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year provided such dividends are declared prior to the filing of Main Street’s federal income tax return.
Main Street will generally be required to pay an excise tax equal to 4% of the amount by which 98% of the company’s annual taxable income exceeds the distributions for the year. For the year ended 2007, estimated annual taxable income was in excess of its dividend distributions from such taxable income, and accordingly, Main Street accrued to “Income tax provision” an excise tax of $60,000 on the 2007 estimated excess taxable income carried forward into 2008.
Main Street’s wholly-owned subsidiary, MSEI, is a taxable entity which holds certain portfolio investments of Main Street. MSEI is consolidated with Main Street, and the portfolio investments held by MSEI are included in Main Street’s consolidated financial statements. The purpose of MSEI is to permit Main Street to hold portfolio companies which are “pass through” entities for tax purposes in order to comply with the “source income” requirements contained in the RIC tax provisions of the Code. MSEI is not consolidated with Main Street for income tax purposes and may generate income tax expense as a result of its ownership of the portfolio investments. This income tax expense, if any, is reflected in Main Street’s Consolidated Statement of Operations. For the period from October 2, 2007 (the date of the Formation Transactions) through December 31, 2007 and as part of Main Street’s initial election to be treated as a RIC on its 2007 tax return, Main Street recognized a cumulative income tax expense of $3,191,139 associated with the portfolio investments that were contributed to MSEI, with $3,025,672 comprising cumulative deferred taxes and $165,467 comprising current taxes payable.

Main Street’s provision for income taxes, including MSEI, was comprised of the following:

December 31,
2007
Current tax expense:
Federal	$162,274
State	14,593

Total current tax expense	176,867
Deferred tax expense:
Federal	2,967,286
State	58,386

Total deferred tax expense	3,025,672

Excise tax	60,000

Total provision for income taxes	$3,262,539

Listed below is a reconciliation of “Net Increase in Net Assets Resulting From Operations” to taxable income and to total distributions to common stockholders for the year ended December 31, 2007.

(Estimated) (1)
Net increase in net assets resulting from operations	$2,544,876
Earnings prior to Formation Transactions	(5,819,311)
Net change in unrealized depreciation from investments subsequent to Formation Transactions	5,420,834
Net income from taxable subsidiary, MSEI, net of income tax provision (2)	(622,545)
Cumulative deferred tax expense related to MSEI portfolio investments for the period prior to Formation Transactions	2,864,123
Nondeductible excise tax	60,000
Other realized loss related items	(90,098)

Taxable income	4,357,879
Taxable income earned in current year and carried forward for distribution in next year	(1,445,059)

Total distributions to common stockholders	$2,912,820

(1)
Main Street’s taxable income for 2007 is an estimate and will not be finally determined until the company files its 2007 tax return in September 2008. Therefore, the final taxable income and the taxable income earned in 2007 and carried forward for distribution in 2008 may be different than this estimate.

(2)
The MSEI income tax provision is for the period subsequent to the Formation Transactions (October 2, 2007 through December 31, 2007) and consists of a current component ($165,467) and a deferred component ($161,549).

The net deferred tax liability at December 31, 2007 was $3,025,672, consisting of deferred tax assets of $202,125 and deferred tax liabilities of $3,227,797. The deferred tax assets are primarily related to timing differences from recognition of taxable income from equity investments in portfolio companies which are flow through entities. The deferred tax liabilities are primarily related to timing differences from recognition of unrealized gains from equity investments in portfolio companies. Management believes that the realization of the deferred tax asset is more likely than not based on expectations as to future taxable income and scheduled reversals of temporary differences. Accordingly, Main Street did not record a valuation allowance at December 31, 2007.

Prior to the Formation Transactions, Main Street was taxed under the partnership provisions of the Code. Under these provisions of the Code, the General Partner and limited partners are responsible for reporting their share of the partnership’s income or loss on their income tax returns. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. Listed below is a reconciliation of Net Increase in Net Assets Resulting From Operations to taxable income for the years ended December 31, 2006 and 2005.

	2006	2005
Net increase in net assets resulting from operations	$15,822,997	$7,890,063
Net change in unrealized (appreciation) from investments	(8,488,514)	(3,032,274)
Accrual basis to cash basis adjustments:
Deferred debt origination fees included in taxable income	709,980	535,250
Accretion of unearned fee income for book income	(517,649)	(508,406)
Net change in interest receivable	(93,480)	(182,324)
Net change in interest payable	83,459	417,325
Portfolio company pass through taxable income (loss)	610,866	(815,510)
Other	(321,295)	(441,231)

Taxable income	$7,806,364	$3,862,893

NOTE K — COMMON STOCK
On October 2, 2007, Main Street initiated the Formation Transactions and acquired 100% of the equity interests in the Fund, the General Partner and the Investment Manager in exchange for 4,525,726 shares.
On October 4, 2007, Main Street completed the Offering. The Offering consisted of the public offering and sale of 4,300,000 shares of common stock, including the underwriters’ exercise of the over-allotment option at a price to the public of $15.00 per share, resulting in net proceeds of approximately $60.2 million, after deducting underwriters’ commissions totaling approximately $4.3 million.
In connection with Main Street’s November 2007 dividend, the company issued new shares as part of the company’s dividend reinvestment plan (“DRIP”) totaling $1,903,116, or 132,992 shares.
As of December 31, 2007, Main Street had 8,959,718 shares of common stock outstanding.
NOTE L — PARTNERS’ CAPITAL CONTRIBUTIONS, ALLOCATIONS AND DISTRIBUTIONS
Prior to the Formation Transactions, the Fund had received irrevocable commitments from investors to contribute capital of $26,665,548, which had been substantially paid in through the date of the Formation Transactions (October 2, 2007).
The Fund is a licensed SBIC, and prior to the Formation Transactions, was able to make distributions of cash and/or property only at such times as permitted by the SBIC Act and as determined under the Partnership Agreement. Under the Partnership Agreement, the General Partner was entitled to 20% of the Fund’s distributions, subject to a “clawback” provision that required the General Partner to return an amount of allocated profits and distributions to the Fund if, and to the extent that, distributions to the General Partner over the life of the Fund caused the limited partners of the Fund to receive cumulative distributions which were less than their share (approximately 80%) of the cumulative net profits of the Fund. The Fund made total distributions of $6,500,000, $6,174,297 (including a $530,000 return of capital distribution) and $2,882,936 from January 1, 2007 through the date of the Formation Transactions (October 2, 2007) and for the years ended December 31, 2006 and 2005, respectively.
NOTE M — DIVIDEND REINVESTMENT PLAN
Main Street maintains a dividend reinvestment plan that provides for the reinvestment of dividends on behalf of its stockholders, unless a stockholder has elected to receive dividends in cash. As a result, if Main Street declares a cash dividend, the company’s stockholders who have not “opted out” of the DRIP by the dividend record date will have their cash dividend automatically reinvested into additional shares of MSCC common stock. Main Street has the option to satisfy the share requirements of the DRIP through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly issued shares will be valued based upon the final closing price of MSCC’s common stock on the date determined by Main Street’s Board of Directors. Shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator, before any associated brokerage or other costs. For the year ended December 31, 2007, $1,903,116 of the total $2,912,820 distribution to stockholders represented DRIP participation and 132,992 common shares were issued to satisfy the DRIP participation requirements.

NOTE N — SUPPLEMENTAL CASH FLOW DISCLOSURES
Listed below are the supplemental cash flow disclosures for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Interest paid	$2,852,002	$2,475,926	$1,481,191
Taxes paid	$—	$—	$—
Non-cash investing and financing activity:
Investment in the Investment Manager (Main Street Capital Partners)	$18,000,000	$—	$—
Issuance of shares for dividend reinvestment plan	$1,903,116	$—	$—
NOTE O — SELECTED QUARTERLY DATA (UNAUDITED)

	2007
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4

Total investment income	$2,253,468	$2,927,033	$2,968,425	$3,163,187
Net investment income	$1,170,179	$970,897	$1,745,144	$2,635,479
Net increase (decrease) in net assets resulting from operations	$1,779,474	$1,330,897	$2,708,941	$(3,274,436)
Net investment income per common share-basic and diluted	$0.14	$0.11	$0.20	$0.30
Net increase in net assets resulting from operations per common share-basic and diluted	$0.21	$0.16	$0.32	$(0.37)

	2006
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4

Total investment income	$2,095,256	$2,478,398	$2,255,170	$2,184,313
Net investment income	$1,111,225	$1,410,085	$1,230,153	$1,153,097
Net increase in net assets resulting from operations	$3,714,625	$2,686,023	$6,731,463	$2,690,886
Net investment income per common share-basic and diluted	N/A	N/A	N/A	N/A
Net increase in net assets resulting from operations per common share-basic and diluted	N/A	N/A	N/A	N/A
NOTE P — EQUITY INCENTIVE PLAN
Main Street’s Board of Directors has adopted the Main Street Capital Corporation 2007 Equity Incentive Plan (the “Plan”) whereby the Board of Directors may award stock options, restricted stock or other stock based incentive awards to executive officers, employees and directors, subject to stockholder approval. Subsequent to adoption of the Plan, Main Street received exemptive relief from the SEC to permit the grant of restricted stock to Main Street’s independent directors as a portion of their compensation for service on the Board of Directors. The independent members of the Board of Directors shall each receive exactly $30,000 of restricted stock annually, based on the market value at the close of the exchange on the date of grant, as compensation for their services on the Board of Directors. Up to 200,000 shares are available for grant under the Plan. As of December 31, 2007, no awards under the Plan had been granted or were outstanding to Main Street’s independent directors.

In addition, Main Street received exemptive relief from the SEC to permit the grant of restricted stock in exchange for or in recognition of services by Main Street’s executive officers and employees. Up to 2,000,000 shares are available for grant under the Plan. As of December 31, 2007, no awards under the Plan had been granted or were outstanding to Main Street’s executive officers and employees.
NOTE Q — RELATED PARTY TRANSACTIONS
The Fund co-invested with Main Street Capital II, LP (“MSC II”) in several investments prior to the Offering. MSC II is managed by the Investment Manager, and the Investment Manager is wholly-owned by MSCC. MSC II is an SBIC with similar investment objectives to Main Street and which began its investment operations in January 2006. The co-investments among the Fund and MSC II were made at the same time and on the same terms and conditions. The co-investments were made in accordance with the Investment Manager’s conflicts policy and in accordance with the applicable SBIC conflict of interest regulations.
As discussed further in note, “Wholly-Owned Investment Manager,” the Fund paid certain management fees to the Investment Manager for the years ended December 31, 2007, 2006 and 2005. Subsequent to the Formation Transactions, the Investment Manager is a wholly-owned, portfolio company of Main Street. Prior to the Formation Transactions and the Offering, management fees paid by the Fund to the Investment Manager for the years ended December 31, 2007, 2006, and 2005 were $1,499,937, $1,942,032 and $1,928,763, respectively. At December 31, 2007, the Investment Manager had a payable of $207,783 due to MSCC related to recurring expenses required to support MSCC’s business.
NOTE R — SUBSEQUENT EVENTS
Subsequent to December 31, 2007, Main Street has closed three self- sponsored investments totaling $16.9 million. Main Street’s investments in 2008 include: a $13.0 million “one stop” debt and equity investment in NAPCO Precast, LLC, a leading designer, manufacturer and installer of precast and prestressed concrete products serving the commercial, industrial and high density multi- family segments of the construction industry; a $3.1 million follow-on debt investment in Technical Innovations, LLC, a designer and manufacturer of manual, semiautomatic, pneumatic and computer controlled machines and tools used primarily by medical device manufacturers to place access holes in catheters; and a $0.8 million equity investment in Uvalco Supply, LLC, a leading retailer of farm and ranch supplies to ranch owners and farmers, as well as a leading provider of design, fabrication and erection services for metal buildings throughout South Texas.
On February 7, 2008, Main Street declared a quarterly dividend of $0.34 per share. This quarterly dividend will be paid based upon the accumulated taxable income recognized by Main Street, including excess undistributed taxable income from 2007 that was carried forward for distribution during 2008. The quarterly dividend will be payable on March 21, 2008 to stockholders of record on February 15, 2008.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders’ of
Main Street Capital Corporation
We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Main Street Capital Corporation and the combined financial statements of Main Street Mezzanine Fund, LP and Main Street Mezzanine Management, LLC referred to in our report dated March 18, 2008, which is included in the annual report on Form 10-K. Our audits of the basic financial statements include the financial statement schedule listed in the index appearing under Item 15(2) which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
s/ GRANT THORNTON LLP
Houston, Texas
March 18, 2008

Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Schedule of Investments in and Advances to Affiliates
Year ended December 31, 2007

		Amount of
		Interest or
		Dividends
		Credited to	December 31,	Gross	Gross	December 31,
Company	Investments (1)	Income (2)	2006 Value	Additions (3)	Reductions (4)	2007 Value
CONTROL INVESTMENTS
Café Brazil, LLC	12% Secured Debt	$398,180	$3,150,000	$—	$400,000	$2,750,000
	Member Units	127,861	900,000	380,000	30,000	1,250,000
CBT Nuggets, LLC	Prime plus 2% Secured Debt	51,591	660,000	—	300,000	360,000
	14% Secured Debt	275,399	1,860,000	—	—	1,860,000
	Member Units	270,000	610,000	535,000	—	1,145,000
	Warrants	—	200,000	145,000	—	345,000
Gulf Manufacturing, LLC	Prime plus 1% Secured Debt	48,519	—	1,200,000	—	1,200,000
	13% Secured Debt	162,049	—	2,000,000	—	2,000,000
	Member Units	—	—	472,000	—	472,000
	Warrants	—	—	250,000	—	250,000
Hawthorne Customs & Dispatch Services, LLC	13% Secured Debt	219,640	1,650,000	—	300,000	1,350,000
	Member Units	31,000	950,000	—	515,000	435,000
	Warrants	—	500,000	—	270,000	230,000
Hayden Acquisition, LLC	12% Secured Debt	311,157	2,420,000	—	465,000	1,955,000
Hydratec Holdings, LLC	12.5% Secured Debt	194,423	—	5,700,000	—	5,700,000
	Prime plus 1% Secured Debt	39,783	—	1,845,244	—	1,845,244
	Member Units	—	—	1,800,000	—	1,800,000
Jensen Jewelers of Idaho, LLC	Prime plus 2% Secured Debt	128,904	1,340,000	80,000	220,000	1,200,000
	13% Current/6% PIK Secured Debt	198,736	1,008,000	61,457	—	1,069,457
	Member Units	136,049	376,000	439,000	—	815,000
KBK Industries, LLC	14% Secured Debt	51,473	3,937,500	—	3,937,500	—
	Member Units	—	625,000	—	625,000	—
	Warrants	—	1,372,500	—	1,372,500	—
Magna Card, Inc.	12% Current/0.4% PIK Secured Debt	267,695	1,900,000	121,079	2,021,079	—
Quest Design & Production LLC	8% Current/5% PIK Secured Debt	566,235	3,900,000	91,542	—	3,991,542
	Warrants	—	40,000	—	—	40,000
TA Acquisition Group, LP	12% Secured Debt	346,519	2,860,000	—	990,000	1,870,000
	Partnership Interest	105,053	2,630,000	805,000	—	3,435,000
	Warrants	—	2,650,000	800,000	—	3,450,000
Technical Innovations, LLC	12% Secured Debt	372,981	1,387,500		600,000	787,500
	Prime Secured Debt	32,058	462,500		200,000	262,500
	Member Units	3,285	35,000	5,000	40,000	—
	Warrants	—	1,285,000	130,000	1,415,000	—
Universal Scaffolding & Equipment, LLC	Prime plus 1% Secured Debt	52,273	—	1,202,500	80,167	1,122,333
	13% Current/5% PIK Secured Debt	281,897	—	3,196,376	—	3,196,376
	Member Units	—	—	1,025,000	—	1,025,000
Wicks N’ More, LLC	12% Secured Debt	513,369	3,720,000	—	1,770,000	1,950,000
	Member Units	—	—	180,000	180,000	—

Income from Control Investments disposed of during the year		15,253	—	—	—	—

	Total — Control	$5,201,382	$42,429,000	$22,464,198	$15,731,246	$49,161,952

Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Schedule of Investments in and Advances to Affiliates
Year ended December 31, 2007

		Amount of
		Interest or
		Dividends
		Credited to	December 31,	Gross	Gross	December 31,
Company	Investments (1)	Income (2)	2006 Value	Additions (3)	Reductions (4)	2007 Value
AFFILIATE INVESTMENTS

Advantage Millwork Company, Inc.	12% Secured Debt	$327,874	$—	$2,666,667	$—	$2,666,667
	Warrants	—	—	87,120	—	87,120
All Hose & Speciality, LLC	11% Secured Debt	—	2,600,000	—	2,600,000	—
	Member Units	—	1,600,000	—	1,600,000	—
	11% Note Receivable	—	441,000	—	441,000	—
American Sensor Technologies, Inc.	Prime plus .50% Secured Debt	425,789	3,200,000	300,000	—	3,500,000
	Warrants	—	575,000	175,000	—	750,000
Carlton Global Resources, LLC	13% Secured Debt	425,983	3,600,000	1,087,777	1,875,110	2,812,667
	Member Units	—	400,000	—	400,000	—
Houston Plating & Coatings, LLC	Prime plus 2% Secured Debt	10,049	100,000	—	—	100,000
	Member Units	340,477	1,710,000	740,000	—	2,450,000
KBK Industries, LLC	14% Secured Debt	556,595	—	3,937,500	—	3,937,500
	8% Secured Debt	34,491	—	623,063	—	623,063
	Prime plus 2% Secured Debt	63,861	—	686,250	—	686,250
	Member Units	110,437	—	700,000	—	700,000
	Warrants	—	—	1,372,500	1,372,500	—
Laurus Healthcare, LP,	13% Secured Debt	444,737	3,010,000	—	—	3,010,000
	Warrants	—	105,000	610,000	—	715,000
National Trench Safety, LLC	10% PIK Debt	41,205	—	365,334	—	365,334
	Member Units	—	1,792,308	—	—	1,792,308
Pulse Systems, LLC	14% Secured Debt	396,755	2,747,271	—	439,773	2,307,498
	Warrants	—	400,000	125,000	175,000	350,000
Transportation General Inc.	13% Secured Debt	524,976	3,900,000	—	300,000	3,600,000
	Warrants	—	395,000	85,000	140,000	340,000
Turbine Air Systems, Ltd.	12% Secured Debt	139,476	1,000,000	—	—	1,000,000
	Warrants	—	96,666	—	96,666	—
Vision Interests, Inc.	13% Secured Debt	377,196	—	3,760,000	—	3,760,000
	Common Stock	—	—	372,000	—	372,000
	Warrants	—	—	375,000	—	375,000
WorldCall, Inc.	13% Secured Debt	126,746	820,000	—	37,500	782,500
	Common Stock	—	180,000	—	—	180,000
	Warrants	—	150,000	—	—	150,000
Barton Springs Grill LP	15% Partnership Interest	—	—	150,000	150,000	—

Income from Affiliate Investments disposed of during the year		1,044,008	—	—	—	—

	Total — Affiliate Investments	$5,390,655	$28,822,245	$18,218,211	$9,627,549	$37,412,907

This schedule should be read in conjunction with Main Street’s Consolidated and Combined Financial Statements, including the Consolidated and Combined Schedule of Investments and Notes to the Consolidated Financial Statements.

(1)	The principal amount, the ownership detail for equity investments and if the investment is income producing is shown in the Consolidated and Combined Schedule of Investments.

(2)
Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate during the year, the income related to the time period it was in the category other than the one shown at year end is included in “Income from Investment disposed of during the year”.

(3)
Gross additions include increases in the cost basis of investments resulting from new portfolio investment , follow on investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross Additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation as well as the movement of an existing portfolio company into this category and out of a different category.

(4)
Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
Evaluation of Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Main Street’s management, under the supervision and with the participation of various members of management, including our Chief Executive Officer, our Chief Financial Officer, and our Chief Compliance Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer, our Chief Financial Officer, and our Chief Compliance Officer, have concluded that our current disclosure controls and procedures are effective as of the end of the period covered by this report. In accordance with transition rules established by rules of the Securities and Exchange Commission for newly public companies, this Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm.
Changes in Internal Controls
There has been no change in Main Street’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, Main Street’s internal control over financial reporting.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in the definitive proxy statement relating to our 2008 annual meeting of stockholders (the “Proxy Statement”) under the headings “Election of Directors,” “Control Persons and Principal Stockholders” and “Corporate Governance Principles and Director Information,” to be filed with the Securities and Exchange Commission on or prior to April 29, 2008, and is incorporated herein by reference.
We have adopted a code of business conduct and ethics that applies to directors, officers and employees of Main Street. This code of ethics is published on our Web site at www.mainstcapital.com. We intend to disclose any future amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a Web site posting.

Item 11.	Executive Compensation
The information required by this item will be contained in the Proxy Statement under the headings “Election of Directors,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”, to be filed with the Securities and Exchange Commission on or prior to April 29, 2008, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information included in the Equity Compensation Plan Information table appearing in Item 5 – “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” is incorporated by reference into this Item. The other information required by this Item will be contained in the Proxy Statement under the headings “Executive Compensation” and “Control Persons and Principal Stockholders,” to be filed with the Securities and Exchange Commission on or prior to April 29, 2008, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in the Proxy Statement under the headings “Transactions with Related Persons,” “Election of Directors,” and “Corporate Governance Principles and Director Information,” to be filed with the Securities and Exchange Commission on or prior to April 29, 2008, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this Item will be contained in the Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm,” to be filed with the Securities and Exchange Commission on or prior to April 29, 2008, and is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
The following documents are filed or incorporated by reference as part of this Annual Report:
1. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2007 and Combined Balance Sheet as of December 31, 2006
Consolidated Statement of Operations for the Year Ended December 31, 2007 and Combined Statements of Operations for the Years Ended December 31, 2006 and 2005
Consolidated Statement of Changes in Net Assets for the Year Ended December 31, 2007 and Combined Statements of Changes in Net Assets for the Years Ended December 31, 2006 and 2005
Consolidated Statements of Cash Flows for the Year Ended December 31, 2007 and Combined Statements of Cash Flows for the Years Ended December 31, 2006 and 2005
Consolidated Schedule of Investments as of December 31, 2007 and Combined Schedule of Investments as of December 31, 2006
Notes to Consolidated Financial Statements
2. Consolidated Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Schedule of Investments in and Advances to Affiliates for the Year Ended December 31, 2007

3. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit
Number		Description

1.1	*	Form of Underwriting Agreement (previously filed as exhibit (h) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))

3.1	*	Articles of Amendment and Restatement of Main Street Capital Corporation (previously filed as exhibit (a) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))

3.2	*	Amended and Restated Bylaws of Main Street Capital Corporation(previously filed as exhibit (b) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))*

4.1	*	Form of Common Stock Certificate (previously filed as exhibit (d) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))

4.2		Dividend Reinvestment Plan

4.3	*	Debentures guaranteed by the SBA (previously filed as exhibit (f)(1) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))

10.1	*
Treasury Secured Revolving Credit Agreement dated December 31, 2007 (previously filed as exhibit 10.1 to Main Street Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30. 2007 (File No. 1-33723))

10.2	*
Security Agreement dated December 31, 2007 (previously filed as exhibit 10.2 to Main Street Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30. 2007 (File No. 1-33723))

10.3	*
Control Agreement dated December 31, 2007 (previously filed as exhibit 10.3 to Main Street Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30. 2007 (File No. 1-33723))

10.4	*
Custody Agreement dated December 31, 2007 (previously filed as exhibit 10.4 to Main Street Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30. 2007 (File No. 1-33723))

10.5	*
Form of Amended and Restated Advisory Agreement by and between Main Street Capital Partners, LLC and Main Street Mezzanine Fund, LP (previously filed as exhibit (g)(1) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))

10.6	*
Advisory Agreement by and between Main Street Capital Partners, LLC and Main Street Capital II, LP (previously filed as exhibit (g)(2) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))

10.7	*†	Equity Incentive Plan (previously filed as exhibit (i)(1) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))

10.8	*	Custodian Agreement (previously filed as exhibit (j) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))

10.9	*†
Form of Employment Agreement by and between the Registrant and Todd A. Reppert (previously filed as exhibit (k)(1) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))

10.10	*†
Form of Employment Agreement by and between the Registrant and Rodger A. Stout (previously filed as exhibit (k)(2) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))

Exhibit
Number		Description

10.11	*†
Form of Employment Agreement by and between the Registrant and Curtis A. Hartman (previously filed as exhibit (k)(3) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))

10.12	*†
Form of Employment Agreement by and between the Registrant and Dwayne L. Hyzak (previously filed as exhibit (k)(4) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))

10.13	*†
Form of Employment Agreement by and between the Registrant and David L. Magdol (previously filed as exhibit (k)(5) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))

10.14	*
Agreement and Plan of Merger by and between Main Street Capital Corporation and Main Street Mezzanine Fund, LP (previously filed as exhibit (k)(6) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))

10.15	*
Exchange Agreement by and between Main Street Capital Corporation and Main Street Capital Partners, LLC (previously filed as exhibit (k)(7) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))

10.16	*
Exchange Agreement by and between Main Street Capital Corporation and Main Street Mezzanine Management, LLC (previously filed as exhibit (k)(8*) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))

10.17	*
Amendment to Agreement and Plan of Merger by and between Main Street Capital Corporation and Main Street Mezzanine Fund, LP (previously filed as exhibit (k)(9) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))

10.18	*
Amendment to Exchange Agreement by and between Main Street Capital Corporation and Main Street Capital Partners, LLC (previously filed as exhibit (k)(10) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))

10.19	*
Amendment to Exchange Agreement by and between Main Street Capital Corporation and Main Street Mezzanine Management, LLC (previously filed as exhibit (k)(11) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))

10.20	*†
Form of Confidentiality and Non-Compete Agreement by and between the Registrant and Vincent D. Foster (previously filed as exhibit (k)(12) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))

10.21	*†
Form of Indemnification Agreement by and between the Registrant and each executive officer and director (previously filed as exhibit (k)(13) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))

14.1	*	Code of Ethics (previously filed as exhibit (r) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))

31.1		Rule 13a – 14(a)/15d – 14(a) certification of Chief Executive Officer

31.2		Rule 13a – 14(a)/15d – 14(a) certification of Chief Financial Officer

31.3		Rule 13a – 14(a)/15d – 14(a) certification of Chief Compliance Officer

32.1		Section 1350 certification of Chief Executive Officer

32.2		Section 1350 certification of Chief Financial Officer

*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.

†	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 21, 2008

MAIN STREET CAPITAL CORPORATION
By:	/s/ Vincent D. Foster
Vincent D. Foster
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vincent D. Foster	Chairman and Chief Executive Officer	March 21, 2008

Vincent D. Foster	(principal executive officer)

/s/ Todd A. Reppert	President, Chief Financial Officer and	March 21, 2008

Todd A. Reppert	Director (principal financial officer)

/s/ Michael S. Galvan	Chief Accounting Officer	March 21, 2008

Michael S. Galvan	(principal accounting officer)

/s/ Rodger A. Stout	Senior Vice President-Finance & Administration,	March 21, 2008

Rodger A. Stout	Chief Compliance Officer, Secretary and Treasurer

/s/ Michael Appling Jr.	Director	March 21, 2008

Michael Appling Jr.

/s/ Joseph E. Canon	Director	March 21, 2008

Joseph E. Canon

/s/ William D. Gutermuth	Director	March 21, 2008

William D. Gutermuth

/s/ Arthur L. French	Director	March 21, 2008

Arthur L. French

EXHIBIT INDEX

Exhibit
Number		Description

1.1	*	Form of Underwriting Agreement (previously filed as exhibit (h) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))

3.1	*	Articles of Amendment and Restatement of Main Street Capital Corporation (previously filed as exhibit (a) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))

3.2	*	Amended and Restated Bylaws of Main Street Capital Corporation(previously filed as exhibit (b) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))*

4.1	*	Form of Common Stock Certificate (previously filed as exhibit (d) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))

4.2		Dividend Reinvestment Plan

4.3	*	Debentures guaranteed by the SBA (previously filed as exhibit (f)(1) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))

10.1	*
Treasury Secured Revolving Credit Agreement dated December 31, 2007 (previously filed as exhibit 10.1 to Main Street Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30. 2007 (File No. 1-33723))

10.2	*
Security Agreement dated December 31, 2007 (previously filed as exhibit 10.2 to Main Street Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30. 2007 (File No. 1-33723))

10.3	*
Control Agreement dated December 31, 2007 (previously filed as exhibit 10.3 to Main Street Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30. 2007 (File No. 1-33723))

10.4	*
Custody Agreement dated December 31, 2007 (previously filed as exhibit 10.4 to Main Street Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30. 2007 (File No. 1-33723))

10.5	*
Form of Amended and Restated Advisory Agreement by and between Main Street Capital Partners, LLC and Main Street Mezzanine Fund, LP (previously filed as exhibit (g)(1) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))

10.6	*
Advisory Agreement by and between Main Street Capital Partners, LLC and Main Street Capital II, LP (previously filed as exhibit (g)(2) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))

10.7	*†	Equity Incentive Plan (previously filed as exhibit (i)(1) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))

10.8	*	Custodian Agreement (previously filed as exhibit (j) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))

10.9	*†
Form of Employment Agreement by and between the Registrant and Todd A. Reppert (previously filed as exhibit (k)(1) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))

10.10	*†
Form of Employment Agreement by and between the Registrant and Rodger A. Stout (previously filed as exhibit (k)(2) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))

Exhibit
Number		Description

10.11	*†
Form of Employment Agreement by and between the Registrant and Curtis A. Hartman (previously filed as exhibit (k)(3) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))

10.12	*†
Form of Employment Agreement by and between the Registrant and Dwayne L. Hyzak (previously filed as exhibit (k)(4) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))

10.13	*†
Form of Employment Agreement by and between the Registrant and David L. Magdol (previously filed as exhibit (k)(5) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))

10.14	*
Agreement and Plan of Merger by and between Main Street Capital Corporation and Main Street Mezzanine Fund, LP (previously filed as exhibit (k)(6) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))

10.15	*
Exchange Agreement by and between Main Street Capital Corporation and Main Street Capital Partners, LLC (previously filed as exhibit (k)(7) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))

10.16	*
Exchange Agreement by and between Main Street Capital Corporation and Main Street Mezzanine Management, LLC (previously filed as exhibit (k)(8*) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))

10.17	*
Amendment to Agreement and Plan of Merger by and between Main Street Capital Corporation and Main Street Mezzanine Fund, LP (previously filed as exhibit (k)(9) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))

10.18	*
Amendment to Exchange Agreement by and between Main Street Capital Corporation and Main Street Capital Partners, LLC (previously filed as exhibit (k)(10) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))

10.19	*
Amendment to Exchange Agreement by and between Main Street Capital Corporation and Main Street Mezzanine Management, LLC (previously filed as exhibit (k)(11) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))

10.20	*†
Form of Confidentiality and Non-Compete Agreement by and between the Registrant and Vincent D. Foster (previously filed as exhibit (k)(12) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))

10.21	*†
Form of Indemnification Agreement by and between the Registrant and each executive officer and director (previously filed as exhibit (k)(13) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))

14.1	*	Code of Ethics (previously filed as exhibit (r) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))

31.1		Rule 13a – 14(a)/15d – 14(a) certification of Chief Executive Officer

31.2		Rule 13a – 14(a)/15d – 14(a) certification of Chief Financial Officer

31.3		Rule 13a – 14(a)/15d – 14(a) certification of Chief Compliance Officer

32.1		Section 1350 certification of Chief Executive Officer

32.2		Section 1350 certification of Chief Financial Officer

*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.

†	Management contract or compensatory plan or arrangement