Form 10-Q
period 2008-03-31
Main Street Capital CORP
filed 2008-05-14
CIK 1396440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the issuer’s common stock as of May 13, 2008 was 8,959,718.

MAIN STREET CAPITAL CORPORATION
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MAIN STREET CAPITAL CORPORATION
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2008	2007

ASSETS
Investments at fair value:
Control investments (cost: $55,000,187 and $43,053,372 as of March 31, 2008 and December 31, 2007, respectively)	$61,063,818	$48,108,197
Affiliate investments (cost: $33,891,189 and $33,037,053 as of March 31, 2008 and December 31, 2007, respectively)	36,595,287	36,176,216
Non-Control/Non-Affiliate investments (cost: $7,034,396 and $3,381,001 as of March 31, 2008 and December 31, 2007, respectively)	7,394,396	3,741,001
Investment in affiliated Investment Manager (cost: $18,000,000 as of March 31, 2008 and December 31, 2007)	17,395,271	17,625,000

Total investments (cost: $113,925,772 and $97,471,426 as of March 31, 2008 and December 31, 2007, respectively)	122,448,772	105,650,414
Idle funds investments	—	24,063,261
Cash and cash equivalents	73,954,307	41,889,324
Other assets	1,045,472	1,574,888
Deferred financing costs (net of accumulated amortization of $577,892 and $529,952 as of March 31, 2008 and December 31, 2007, respectively)	1,638,590	1,670,135

Total assets	$199,087,141	$174,848,022

LIABILITIES
SBIC debentures	$55,000,000	$55,000,000
Line of credit	25,000,000	—
Deferred tax liability	3,151,223	3,025,672
Interest payable	312,072	1,062,672
Accounts payable and other liabilities	318,306	610,470

Total liabilities	83,781,601	59,698,814
Commitments and contingencies

NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized and 8,959,718 shares issued and outstanding as of March 31, 2008 and December 31, 2007)	89,597	89,597
Additional paid in capital	104,076,033	104,076,033
Undistributed net realized earnings	6,136,139	6,067,131
Net unrealized appreciation of investments, net of income taxes	5,003,771	4,916,447

Total net assets	115,305,540	115,149,208

Total liabilities and net assets	$199,087,141	$174,848,022

Net asset value per share	$12.87	$12.85

See accompanying notes to consolidated financial statements.

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Three Months
	Ended March 31,
	2008	2007
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$1,906,902	$1,123,953
Affiliate investments	1,064,961	931,165
Non-Control/Non-Affiliate investments	433,367	198,350

Total interest, fee and dividend income	3,405,230	2,253,468
Interest from idle funds and other	622,136	159,109

Total investment income	4,027,366	2,412,577
EXPENSES:
Management fees to affiliate	—	(499,979)
Interest	(844,407)	(706,654)
General and administrative	(678,897)	(35,765)

Total expenses	(1,523,304)	(1,242,398)

NET INVESTMENT INCOME	2,504,062	1,170,179

NET REALIZED GAIN (LOSS) FROM INVESTMENTS:
Control investments	—	611,250
Affiliate investments	611,250	406,179
Non-Control/Non-Affiliate investments	—	(270,538)

Total net realized gain from investments	611,250	746,891

NET REALIZED INCOME	3,115,312	1,917,070

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) FROM INVESTMENTS:
Control investments	1,071,109	(661,250)
Affiliate investments	(497,368)	213,821
Non-Control/Non-Affiliate investments	—	309,833
Investment in affiliated Investment Manager	(229,729)	—

Total net change in unrealized appreciation (depreciation) from investments	344,012	(137,596)

Income taxes	(256,688)	—

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$3,202,636	$1,779,474

NET INVESTMENT INCOME PER COMMON SHARE-BASIC AND DILUTED	$0.28	$0.14

NET REALIZED INCOME PER COMMON SHARE-BASIC AND DILUTED	$0.35	$0.22

DIVIDENDS/DISTRIBUTIONS PER COMMON SHARE	$0.34	$0.42

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE-BASIC AND DILUTED	$0.36	$0.21

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING-BASIC AND DILUTED	8,959,718	8,526,726

See accompanying notes to consolidated financial statements.

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Changes in Net Assets
(Unaudited)

							Net
							Unrealized
							Appreciation
						Accumulated	from
	Members’	Limited	Common Stock		Additional	Undistributed	Investments,	Total
	Capital	Partners’	Number	Par	Paid In	Net Realized	net of	Net
	(General Partner)	Capital	of Shares	Value	Capital	Income	Income Taxes	Assets

Balances at January 1, 2007	$181,770	$25,239,239	—	$—	$—	$4,266,043	$13,585,479	$43,272,531
Capital contributions	—	37,827	—	—	—	—	—	37,827
Distributions to partners	—	—	—	—	—	(3,600,000)	—	(3,600,000)

Net increase resulting from operations:	—	—	—	—	—	1,917,070	(137,596)	1,779,474

Balances at March 31, 2007	$181,770	$25,277,066	—	$—	$—	$2,583,113	$13,447,883	$41,489,832

Balances at January 1, 2008	$—	$—	8,959,718	$89,597	$104,076,033	$6,067,131	$4,916,447	$115,149,208
Dividends paid to stockholders	—	—	—	—	—	(3,046,304)	—	(3,046,304)

Net increase resulting from operations	—	—	—	—	—	3,115,312	87,324	3,202,636

Balances at March 31, 2008	$—	$—	8,959,718	$89,597	$104,076,033	$6,136,139	$5,033,771	$115,305,540

See accompanying notes to consolidated financial statements.

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months
	Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations:	$3,202,636	$1,779,474
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Accretion of unearned income	(363,146)	(205,375)
Net payment-in-kind interest accrual	(151,792)	(73,094)
Amortization of deferred financing costs	47,940	42,288
Net change in unrealized (appreciation) depreciation from investments	(344,012)	137,596
Net realized gain from investments	(611,250)	(746,891)
Changes in other assets and liabilities:
Interest receivable	146,698	58,709
Other assets	219,933	3,310
Deferred tax liability	125,551	—
Interest payable	(750,600)	(630,891)
Accounts payable and other liabilities	(292,164)	(37,475)
Deferred debt origination fees received	252,166	48,000

Net cash provided by operating activities	1,481,960	375,651

CASH FLOWS FROM INVESTMENT ACTIVITIES
Investments in portfolio companies	(18,076,602)	(3,086,198)
Principal payments received on loans and debt securities	1,954,408	1,557,470
Proceeds from sale of equity securities and related notes	704,654	1,127,250
Proceeds from idle funds investments	24,063,261	—

Net cash provided by (used in) investment activities	8,654,721	(401,478)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital contributions	—	37,827
Distribution to members and partners	—	(3,600,000)
Dividends paid to stockholders	(3,046,304)	—
Proceeds from issuance of SBIC debentures	—	9,900,000
Proceeds from line of credit	25,000,000	—
Payment of deferred loan costs and SBIC debenture fees	(16,394)	(240,075)

Net cash provided by financing activities	21,937,302	6,097,752

Net increase in cash and cash equivalents	32,064,983	6,071,925
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	41,889,324	13,768,719

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$73,954,307	$19,840,644

See accompanying notes to consolidated financial statements.

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2008
(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)

Café Brazil, LLC	Casual Restaurant
12% Secured Debt (Maturity — April 20, 2009)	Group	$2,750,000	$2,711,156	$2,734,866
Member Units (7) (Fully diluted 42.3%)			41,837	1,085,000

			2,752,993	3,819,866

CBT Nuggets, LLC	Produces and Sells
Prime plus 2% Secured Debt (Maturity — June 1, 2011)	IT Certification	240,000	236,670	239,970
14% Secured Debt (Maturity — June 1, 2011)	Training Videos	1,860,000	1,808,398	1,860,000
Member Units (Fully diluted 29.1%)			432,000	1,200,000
Warrants (Fully diluted 10.5%)			72,000	345,000

			2,549,068	3,644,970

Gulf Manufacturing, LLC	Industrial Metal
Prime plus 1% Secured Debt (Maturity — August 31, 2012)	Fabrication	1,200,000	1,189,126	1,189,126
13% Secured Debt (Maturity — August 31, 2012)		2,000,000	1,816,433	1,816,433
Member Units (Fully diluted 18.4%)			472,000	1,020,000
Warrants (Fully diluted 8.4%)			160,000	550,000

			3,637,559	4,575,559

Hawthorne Customs & Dispatch Services, LLC	Transportation/
13% Secured Debt (Maturity — January 31, 2011)	Logistics	1,350,000	1,307,699	1,307,699
Member Units (7) (Fully diluted 27.8%)			375,000	435,000
Warrants (Fully diluted 16.5%)			37,500	230,000

			1,720,199	1,972,699

Hayden Acquisition, LLC	Manufacturer of
12% Secured Debt (Maturity — March 9, 2009)	Utility Structures	1,800,000	1,760,281	1,760,281

Hydratec Holdings, LLC 12.5% Secured Debt (Maturity — October 31, 2012)	Agricultural Services	5,700,000	5,592,935	5,592,935
Prime plus 1% Secured Debt (Maturity — October 31, 2012)		1,295,244	1,276,911	1,276,911
Member Units (Fully diluted 60%)			1,800,000	1,800,000

			8,669,846	8,669,846

Jensen Jewelers of Idaho, LLC	Retail Jewelry
Prime Plus 2% Secured Debt (Maturity — November 14, 2011)		1,200,000	1,181,550	1,200,000
13% current / 6% PIK Secured Debt (Maturity — November 14, 2011)		1,085,759	1,061,656	1,085,759
Member Units (7) (Fully diluted 25.1%)			376,000	815,000

			2,619,206	3,100,759

Magna Card, Inc.	Wholesale/Consumer
12% current / 0.4% PIK Secured Debt (Maturity — September 30, 2010)	Magnetic Products	2,021,079	1,979,609	—
Warrants (Fully diluted 35.8%)			100,000	—

			2,079,609	—

NAPCO Precast, LLC	Precast Concrete
18% Secured Debt (Maturity — January 31, 2013)	Manufacturing	7,000,000	6,863,678	6,863,678
Prime plus 2% Secured Debt (Maturity — January 31, 2013)		4,000,000	3,961,058	3,961,058
Warrants (Fully diluted 36.1%)			2,000,000	4,175,000

			12,824,736	14,999,736

Quest Design & Production, LLC	Design and Fabrication
8% current / 5% PIK Secured Debt (Maturity — December 31, 2010)	of Custom Display Systems	4,067,700	4,060,918	3,020,918
Warrants (Fully diluted 26.0%)			40,000	—

			4,100,918	3,020,918

TA Acquisition Group, LP	Processor of
12% Secured Debt (Maturity — July 29, 2010)	Construction	1,650,000	1,604,525	1,650,000
Partnership Interest (7) (Fully diluted 18.3%)	Aggregates		357,500	3,435,000
Warrants (Fully diluted 18.3%)			82,500	3,450,000

			2,044,525	8,535,000

Universal Scaffolding & Equipment, LLC	Manufacturer of
Prime plus 1% Secured Debt (Maturity — August 16, 2012)	Scaffolding and	1,062,208	1,052,640	1,052,640
13% current / 5% PIK Secured Debt (Maturity — August 16, 2012)	Shoring Equipment	3,236,945	3,178,920	3,178,920
Member Units (Fully diluted 18.4%)			992,063	1,025,000

			5,223,623	5,256,560

Uvalco Supply, LLC	Farm and Ranch Supply
Member Units (Fully diluted 37.5%)			787,500	787,500

Wicks N’ More, LLC	Manufacturer of
12% Secured Debt (Maturity — April 26, 2011)	High-end Candles	3,720,000	3,552,124	832,124
8% Secured Debt (Maturity — March 31, 2009)		78,000	78,000	78,000
Prime Secured Debt (Maturity — February 8, 2009)		30,000	30,000	10,000
Member Units (Fully diluted 11.5%)			360,000	—
Warrants (Fully diluted 21.3%)			210,000	—

			4,230,124	920,124

Subtotal Control Investments			55,000,187	61,063,818

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2008
(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Affiliate Investments (4)

Advantage Millwork Company, Inc.	Manufacturer/Distributor
12% Secured Debt (Maturity — February 5, 2012)	of Wood Doors	2,866,667	2,744,125	2,744,125
Warrants (Fully diluted 11.6%)			92,464	92,464

			2,836,589	2,836,589

American Sensor Technologies, Inc.	Manufacturer of
Prime plus 0.5% Secured Debt (Maturity — May 31, 2010)	Commercial/	3,600,000	3,600,000	3,600,000
Warrants (Fully diluted 20.0%)	Industrial Sensors		50,000	750,000

			3,650,000	4,350,000

Carlton Global Resources, LLC	Processor of
13% PIK Secured Debt (Maturity — November 15, 2011)	Industrial Minerals	4,791,944	4,655,836	1,577,348
Member Units (Fully diluted 8.5%)			400,000	—

			5,055,836	1,577,348

Houston Plating & Coatings, LLC	Plating & Industrial
Prime plus 2% Secured Debt (Maturity — July 19, 2011)	Coating Services	100,000	100,000	100,000
Member Units (7) (Fully diluted 11.8%)			210,000	2,525,000

			310,000	2,625,000

KBK Industries, LLC	Specialty Manufacturer
14% Secured Debt (Maturity — January 23, 2011)	of Oilfield and	3,937,500	3,744,312	3,937,501
8% Secured Debt (Maturity — July 1, 2009)	Industrial Products	750,000	750,000	750,000
8% Secured Debt (Maturity — March 31, 2009)		450,000	450,000	450,000
Member Units (7) (Fully diluted 14.5%)			187,500	700,000

			5,131,812	5,837,501

Laurus Healthcare, LP	Healthcare Facilities
13% Secured Debt (Maturity — May 7, 2009)		3,010,000	2,947,710	3,010,000
Warrants (Fully diluted 18.2%)			105,000	900,000

			3,052,710	3,910,000

National Trench Safety, LLC	Trench & Traffic
10% PIK Debt (Maturity — April 16, 2014)	Safety Equipment	374,647	332,366	332,366
Member Units (Fully diluted 10.9%)			1,792,308	1,792,308

			2,124,674	2,124,674

Pulse Systems, LLC	Manufacturer of
14% Secured Debt (Maturity — June 1, 2009)	Components for	2,215,714	2,177,817	2,215,714
Warrants (Fully diluted 6.6%)	Medical Devices		118,000	350,000

			2,295,817	2,565,714

Transportation General, Inc.	Taxi Cab/Transportation
13% Secured Debt (Maturity — May 31, 2010)	Services	3,500,000	3,413,158	3,500,000
Warrants (Fully diluted 24.0%)			70,000	340,000

			3,483,158	3,840,000

Turbine Air Systems, Ltd.	Commercial/Industrial
12% Secured Debt (Maturity — October 11, 2011)	Chilling Systems	1,000,000	910,077	1,000,000

Vision Interests, Inc.	Manufacturer/
13% Secured Debt (Maturity — June 5, 2012)	Installer of Commercial	3,760,000	3,550,543	3,550,543
Common Stock (Fully diluted 8.9%)	Signage		372,000	610,000
Warrants (Fully diluted 11.2%)			160,000	610,000

			4,082,543	4,770,543

WorldCall, Inc.	Telecommunication/
13% Secured Debt (Maturity — October 22, 2009)	Information Services	745,000	713,800	731,355
Common Stock (Fully diluted 6.2%)			169,173	180,000
Warrants (Fully diluted 13.4%)			75,000	246,563

			957,973	1,157,918

Subtotal Affiliate Investments			33,891,189	36,595,287

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2008
(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Non-Control/Non-Affiliate Investments(5):

East Teak Fine Hardwoods, Inc.	Hardwood
13% Current/5.5% PIK Secured Debt (Maturity — April 13, 2011)	Products	1,151,866	1,136,642	1,136,642
Common Stock (Fully diluted 3.3%)			130,000	490,000

			1,266,642	1,626,642

Support Systems Homes, Inc.	Manages Substance
14% Current/4% PIK Secured Debt (Maturity — June 5, 2012)	Abuse Treatment Centers	1,541,152	1,523.737	1,523,737
8% Secured Debt (Maturity — June 5, 2012)		158,888	157,100	157,100

			1,680,837	1,680,837

Technical Innovations, LLC	Manufacturer of Specialty
13.5% Secured Debt (Maturity — January 15, 2015)	Cutting Tools and Punches	4,150,000	4,086,917	4,086,917

Subtotal Non-Control/Non- Affiliate Investments			7,034,396	7,394,396

Main Street Capital Partners, LLC (Investment Manager)	Asset Management
100% of Membership Interests			18,000,000	17,395,271

Total Portfolio Investments, March 31, 2008			$113,925,772	$122,448,772

(1)	All debt investments are income producing. Equity and warrants are non-income producing, unless otherwise noted.

(2)	See footnote C for summary geographic location of portfolio companies.

(3)
Controlled investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”), as investments in which more than 25% of the voting securities are owned or where greater than 50% of the board representation is maintained.

(4)	Affiliate investments are defined by the 1940 Act as those Non-Control investments in which between 5% and 25% of the voting securities are owned.

(5)	Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(6)	Net of prepayments and accumulated unearned income.

(7)	Income producing through payment of dividends or distributions.

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2007
(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)

Café Brazil, LLC	Casual Restaurant
12% Secured Debt (Maturity — April 20, 2009)	Group	$2,750,000	$2,702,931	$2,702,931
Member Units (7) (Fully diluted 42.3%)			41,837	1,250,000

			2,744,768	3,952,931

CBT Nuggets, LLC	Produces and Sells
Prime plus 2% Secured Debt (Maturity — June 1, 2011)	IT Certification	360,000	354,678	354,678
14% Secured Debt (Maturity — June 1, 2011)	Training Videos	1,860,000	1,805,275	1,805,275
Member Units (Fully diluted 29.1%)			432,000	1,145,000
Warrants (Fully diluted 10.5%)			72,000	345,000

			2,663,953	3,649,953

Gulf Manufacturing, LLC	Industrial Metal
Prime plus 1% Secured Debt (Maturity — August 31, 2012)	Fabrication	1,200,000	1,188,636	1,188,636
13% Secured Debt (Maturity — August 31, 2012)		2,000,000	1,809,216	1,809,216
Member Units (Fully diluted 18.4%)			472,000	472,000
Warrants (Fully diluted 8.4%)			160,000	250,000

			3,629,852	3,719,852

Hawthorne Customs & Dispatch Services, LLC	Transportation/
13% Secured Debt (Maturity — January 31, 2011)	Logistics	1,350,000	1,304,693	1,304,693
Member Units (7) (Fully diluted 27.8%)			375,000	435,000
Warrants (Fully diluted 16.5%)			37,500	230,000

			1,717,193	1,969,693

Hayden Acquisition, LLC	Manufacturer of
12% Secured Debt (Maturity — March 9, 2009)	Utility Structures	1,955,000	1,901,040	1,901,040

Hydratec Holdings, LLC	Agricultural Services
12.5% Secured Debt (Maturity — October 31, 2012)		5,700,000	5,588,729	5,588,729
Prime plus 1% Secured Debt (Maturity — October 31, 2012)		1,845,244	1,825,911	1,825,911
Member Units (Fully diluted 60%)			1,800,000	1,800,000

			9,214,640	9,214,640

Jensen Jewelers of Idaho, LLC	Retail Jewelry
Prime Plus 2% Secured Debt (Maturity — November 14, 2011)		1,200,000	1,180,509	1,180,509
13% current / 6% PIK Secured Debt (Maturity — November 14, 2011)		1,069,457	1,044,190	1,044,190
Member Units (7) (Fully diluted 25.1%)			376,000	815,000

			2,600,699	3,039,699

Magna Card, Inc.	Wholesale/Consumer
12% current / 0.4% PIK Secured Debt (Maturity — September 30, 2010)	Magnetic Products	2,021,079	1,958,775	—
Warrants (Fully diluted 35.8%)			100,000	—

			2,058,775	—

Quest Design & Production, LLC	Design and Fabrication
8% current / 5% PIK Secured Debt (Maturity — December 1, 2010)	of Custom Display	3,991,542	3,964,853	3,964,853
Warrants (Fully diluted 26.0%)	Systems		40,000	40,000

			4,004,853	4,004,853

TA Acquisition Group, LP	Processor of
12% Secured Debt (Maturity — July 29, 2010)	Construction	1,870,000	1,813,789	1,813,789
Partnership Interest (7) (Fully diluted 18.3%)	Aggregates		357,500	3,435,000
Warrants (Fully diluted 18.3%)			82,500	3,450,000

			2,253,789	8,698,789

Technical Innovations, LLC	Manufacturer of
12% Secured Debt (Maturity — October 31, 2009)	Specialty Cutting	787,500	748,716	748,716
Prime Secured Debt (Maturity — October 31, 2009)	Tools and Punches	262,500	249,572	249,572

			998,288	998,288

Universal Scaffolding & Equipment, LLC	Manufacturer of
Prime plus 1% Secured Debt (Maturity — August 16, 2012)	Scaffolding and	1,122,333	1,111,741	1,111,741
13% current / 5% PIK Secured Debt (Maturity — August 16, 2012)	Shoring Equipment	3,196,376	3,136,274	3,136,274
Member Units (Fully diluted 18.4%)			992,063	1,025,000

			5,240,078	5,273,015

Wicks N’ More, LLC	Manufacturer of
12% Secured Debt (Maturity — April 26, 2011)	High-end Candles	3,720,000	3,455,444	1,685,444
Member Units (Fully diluted 11.5%)			360,000	—
Warrants (Fully diluted 21.3%)			210,000	—

			4,025,444	1,685,444

Subtotal Control Investments			43,053,372	48,108,197

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2007
(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Affiliate Investments (4)

Advantage Millwork Company, Inc.	Manufacturer/Distributor
12% Secured Debt (Maturity — February 5, 2012)	of Wood Doors	2,666,667	2,547,510	2,547,510
Warrants (Fully diluted 10.9%)			87,120	87,120

			2,634,630	2,634,630

American Sensor Technologies, Inc.	Manufacturer of
Prime plus 0.5% Secured Debt (Maturity — May 31, 2010)	Commercial/	3,500,000	3,404,755	3,404,755
Warrants (Fully diluted 20.0%)	Industrial Sensors		50,000	750,000

			3,454,755	4,154,755

Carlton Global Resources, LLC	Processor of
13% PIK Secured Debt (Maturity — November 15, 2011)	Industrial Minerals	4,687,777	4,555,835	2,618,421
Member Units (Fully diluted 8.5%)			400,000	—

			4,955,835	2,618,421

Houston Plating & Coatings, LLC	Plating & Industrial
Prime plus 2% Secured Debt (Maturity — July 19, 2011)	Coating Services	100,000	100,000	100,000
Member Units (7) (Fully diluted 11.8%)			210,000	2,450,000

			310,000	2,550,000

KBK Industries, LLC	Specialty Manufacturer
14% Secured Debt (Maturity — January 23, 2011)	of Oilfield and	3,937,500	3,730,881	3,730,881
8% Secured Debt (Maturity — July 1, 2009)	Industrial Products	623,063	623,063	623,063
Prime Plus 2% Secured Debt (Maturity — January 31, 2008)			75,000	686,250
Member Units (7) (Fully diluted 14.5%)			187,500	700,000

			4,616,444	5,740,194

Laurus Healthcare, LP	Healthcare Facilities
13% Secured Debt (Maturity — May 7, 2009)		3,010,000	2,934,625	2,934,625
Warrants (Fully diluted 18.2%)			105,000	715,000

			3,039,625	3,649,625

National Trench Safety, LLC	Trench & Traffic
10% PIK Debt (Maturity — April 16, 2014)	Safety Equipment	365,334	314,805	314,805
Member Units (Fully diluted 10.9%)			1,792,308	1,792,308

			2,107,113	2,107,113

Pulse Systems, LLC	Manufacturer of
14% Secured Debt (Maturity — June 1, 2009)	Components for	2,307,498	2,260,420	2,260,420
Warrants (Fully diluted 6.6%)	Medical Devices		118,000	350,000

			2,378,420	2,610,420

Transportation General, Inc.	Taxi Cab/Transportation
13% Secured Debt (Maturity — May 31, 2010)	Services	3,600,000	3,501,966	3,501,966
Warrants (Fully diluted 24.0%)			70,000	340,000

			3,571,966	3,841,966

Turbine Air Systems, Ltd.	Commercial/Industrial
12% Secured Debt (Maturity — October 11, 2011)	Chilling Systems	1,000,000	905,213	905,213

Vision Interests, Inc.	Manufacturer/
13% Secured Debt (Maturity — June 5, 2012)	Installer of Commercial	3,760,000	3,541,662	3,541,662
Common Stock (Fully diluted 8.9%)	Signage		372,000	372,000
Warrants (Fully diluted 11.2%)			160,000	375,000

			4,073,662	4,288,662

WorldCall, Inc.	Telecommunication/
13% Secured Debt (Maturity — October 22, 2009)	Information Services	782,500	745,217	745,217
Common Stock (Fully diluted 6.2%)			169,173	180,000
Warrants (Fully diluted 13.4%)			75,000	150,000

			989,390	1,075,217

Subtotal Affiliate Investments			33,037,053	36,176,216

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2007
(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Non-Control/Non-Affiliate Investments(5):

East Teak Fine Hardwoods, Inc.	Hardwood
13% Current/5.5% PIK Secured Debt (Maturity — April 13, 2011)	Products	1,651,028	1,586,391	1,586,391
Common Stock (Fully diluted 3.3%)			130,000	490,000

			1,716,391	2,076,391

Support Systems Homes, Inc.	Manages Substance Abuse
14% Current/4% PIK Secured Debt (Maturity — June 5, 2012)	Treatment Centers	1,525,674	1,507,596	1,507,596
8% Secured Debt (Maturity — June 5, 2012)		158,888	157,014	157,014

			1,664,610	1,664,610

Subtotal Non-Control/Non- Affiliate Investments			3,381,001	3,741,001

Main Street Capital Partners, LLC (Investment Manager)	Asset
100% of Membership Interests	Management		18,000,000	17,625,000

Total Portfolio Investments, December 31, 2007			$97,471,426	$105,650,414

Idle Fund Investments	Investments in U.S.
4.691% Federal Home Loan Bank Discount Note	Agency Securities
(Maturity — April 11, 2008)		3,500,000	$3,421,791	$3,421,791
4.691% Federal National Mortgage Association Discount Note (Maturity — April 2, 2008)		3,500,000	3,425,490	3,425,490
4.675% Federal Home Loan Bank Discount Note (Maturity — March 20, 2008)		3,500,000	3,431,089	3,431,089
4.668% Federal Home Loan Bank Discount Note (Maturity — March 5, 2008)		3,500,000	3,437,408	3,437,408
4.673% Federal Home Loan Bank Discount Note (Maturity — February 20, 2008)		3,500,000	3,443,197	3,443,197
4.77% Federal Home Loan Mortgage Corp Discount Note (Maturity — February 7, 2008)		3,500,000	3,448,948	3,448,948
4.64% Federal National Mortgage Association Discount Note (Maturity — January 23, 2008)		3,500,000	3,455,338	3,455,338

Total Idle Fund Investments, December 31, 2007			$24,063,261	$24,063,261

(1)	All debt investments are income producing. Equity and warrants are non-income producing, unless otherwise noted.

(2)	See footnote C for summary geographic location of portfolio companies.

(3)
Controlled investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”), as investments in which more than 25% of the voting securities are owned or where greater than 50% of the board representation is maintained.

(4)	Affiliate investments are defined by the 1940 Act as those Non-Control investments in which between 5% and 25% of the voting securities are owned.

(5)	Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(6)	Net of prepayments and accumulated unearned income.

(7)	Income producing through payment of dividends or distributions.

MAIN STREET CAPITAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
NOTE A — ORGANIZATION AND BASIS OF PRESENTATION
1. Organization
Main Street Capital Corporation (“MSCC”) was formed on March 9, 2007 for the purpose of (i) acquiring 100% of the equity interests of Main Street Mezzanine Fund, LP (the “Fund”) and its general partner, Main Street Mezzanine Management, LLC (the “General Partner”), (ii) acquiring 100% of the equity interests of Main Street Capital Partners, LLC (the “Investment Manager”), (iii) raising capital in an initial public offering, which was completed in October 2007 (the “Offering”), and (iv) thereafter operating as an internally managed business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The transactions discussed above were consummated in October 2007 and are collectively termed the “Formation Transactions”. The term “Main Street” refers to the Fund plus the General Partner prior to the Offering and to MSCC and its subsidiaries, including the Fund and the General Partner, after the Offering.
Immediately following the Formation Transactions, Main Street Equity Interests, Inc. (“MSEI”) was created as a wholly owned consolidated subsidiary of MSCC. MSEI has elected for tax purposes to be treated as a taxable entity and is taxed at normal corporate tax rates based on its taxable income.
2. Basis of Presentation
Main Street’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). For the three months ended March 31, 2008 and 2007, the consolidated financial statements of Main Street include the accounts of MSCC, the Fund, MSEI and the General Partner. The Formation Transactions involved an exchange of equity interests between companies under common control. In accordance with the guidance on exchanges of equity interests between entities under common control contained in Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”), Main Street’s results of operations and cash flows for the three months ended March 31, 2007 are presented as if the Formation Transactions had occurred as of January 1, 2007. Main Street’s financial position as of March 31, 2008 and December 31, 2007 is presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its subsidiaries have been eliminated in consolidation. As a result of adopting the provisions of SFAS No. 157, Fair Value Measurements, in the first quarter of 2008, certain reclassifications have been made to prior period balances to conform with the current financial statement presentation.
The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2007. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the Audit and Accounting Guide for Investment Companies issued by the American Institute of Certified Public Accountants (the “AICPA Guide”), Main Street is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company. An exception to this general principle in the AICPA Guide occurs if Main Street owns a controlled operating company that provides all or substantially all of its services directly to Main Street or to an investment company of Main Street. None of the investments made by Main Street qualify for this exception. Therefore, Main Street’s portfolio investments are carried on the balance sheet at fair value, as discussed further in Note B, with any adjustments to fair value recognized as “Net Change in Unrealized Appreciation (Depreciation) from Investments” on the Statement of Operations until the investment is disposed of resulting in any gain or loss on exit being recognized as a “Net Realized Gain (Loss) from Investments.”

Portfolio Investment Classification
Main Street classifies its portfolio investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in which Main Street owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation. Under the 1940 Act, “Affiliate Investments” are defined as those Non-Control Investments in which Main Street owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-Control/Non-Affiliate Investments” are defined as investments that are neither Control Investments nor Affiliate Investments. The “Investment in affiliated Investment Manager” represents Main Street’s investment in a wholly owned investment manager subsidiary that is accounted for as a portfolio investment of Main Street.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
1. Valuation of Investments
Main Street accounts for its portfolio investments at fair value. As a result, Main Street adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), in the first quarter of 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. Prior to the adoption of SFAS 157, Main Street reported unearned income as a single line item on the consolidated balance sheets and consolidated schedule of investments. This change in presentation had no impact on the overall net cost or fair value of Main Street’s investment portfolio and had no impact on Main Street’s financial position or results of operations.
Main Street’s business plan calls for it to invest primarily in illiquid securities issued by private companies and/or thinly-traded public companies. These investments may be subject to restrictions on resale and generally have no established trading market. As a result, Main Street determines in good faith the fair value of its portfolio investments pursuant to a valuation policy and a valuation process approved by its Board of Director’s and in accordance with SFAS 157. Under SFAS 157, Main Street principally utilizes the market approach to estimate the fair value of its warrant and equity investments and the income approach to estimate the fair value of its debt investments. Under the market approach, Main Street estimates the enterprise value of the portfolio companies in which it invests. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of earnings before income taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, Main Street analyzes various factors, including the portfolio company’s historical and projected financial results. Under the income approach, Main Street generally prepares and analyzes discounted cash flow models based on its projections of the future free cash flows of the business and company specific capital costs. Yield-to-maturity models are also used to present value the future cash flow streams of Main Street’s debt investments. For investments where Main Street has control or could gain control through an option or warrant security, the enterprise value methodology is also considered for estimating the fair value of debt investments. Main Street reviews external events, including private mergers and acquisitions involving comparable companies, and includes these events in the valuation process.
Due to the inherent uncertainty in the valuation process, Main Street’s estimate of fair value may differ materially from the values that would have been used had a ready market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. Main Street determines the fair value of each individual investment and records changes in fair value as unrealized appreciation or depreciation.
Main Street uses a standard investment ranking system in connection with its investment oversight, portfolio management/analysis and investment valuation procedures. This system takes into account both quantitative and qualitative factors of the portfolio company and the investments held. Each quarter, Main Street estimates the fair value of each portfolio investment, and the Board of Directors of Main Street oversees, reviews and approves, in good faith, Main Street’s fair value estimates.
Duff & Phelps, LLC, an independent valuation firm (“Duff & Phelps”), provided third party valuation consulting services to Main Street which consisted of certain mutually agreed limited procedures that Main Street identified and requested Duff & Phelps to perform (hereinafter referred to as the “Procedures”). During 2007, Main Street asked Duff & Phelps to perform the Procedures, at each quarter end, on a total of 24 portfolio companies comprising approximately 77% of the total portfolio investments at fair value as of December 31, 2007. The Procedures were performed on investments in 6 portfolio companies for each quarter ended March 31, 2007, June 30, 2007 and September 30, 2007. For the quarter ended December 31, 2007, the Procedures were performed on investments in 5 portfolio companies. In addition, the Procedures were performed on the investment in the Investment Manager. For the quarter ended March 31, 2008, the Procedures were performed on investments in 5 portfolio companies comprising approximately 16% of the total portfolio investments at fair value as of March 31, 2008. Upon completion of the Procedures in each case, Duff & Phelps concluded that the fair value, as determined by Main Street, of those investments subjected to the Procedures did not appear to be unreasonable. The Board of Directors of Main Street is ultimately and solely responsible for overseeing, reviewing and approving, in good faith, Main Street’s estimate of the fair value for the investments.

Main Street believes its Investments as of March 31, 2008 and December 31, 2007 approximate fair value based on the market in which Main Street operates and other conditions in existence at these reporting periods.
2. Interest and Dividend Income
Interest and dividend income is recorded on the accrual basis to the extent that amounts are expected to be collected. In accordance with Main Street’s valuation policy, accrued interest is evaluated periodically for collectibility. When a loan or debt security becomes 90 days or more past due, and if Main Street otherwise does not expect the debtor to be able to service all of its debt or other obligations, Main Street will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding ability to service the debt or other obligations, or if a loan or debt security is fully impaired, it will be removed from non-accrual status. Dividend income is recorded as dividends are declared or at the point an obligation exists for the portfolio company to make a distribution.
Main Street holds debt instruments in its portfolio that contain payment-in-kind (“PIK”) interest provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment.
As of March 31, 2008, Main Street had two investments on non-accrual status. These investments comprised approximately 2.4% of the total portfolio investments at fair value as of March 31, 2008 (excluding Main Street’s investment in the Investment Manager). As of December 31, 2007, Main Street had one investment that was on non-accrual status. This investment comprised approximately 3.1% of the total portfolio investments at fair value as of December 31, 2007 (excluding Main Street’s investment in the Investment Manager).
3. Fee Income — Structuring and Advisory Services
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
4. Unearned Income — Debt Origination Fees and Original Issue Discount
Main Street capitalizes upfront debt origination fees received in connection with financings and reflects such fees as unearned income netted against Investments on the balance sheets. The unearned income from such fees is accreted into interest income based on the effective interest method over the life of the financing. In connection with its debt investments, Main Street sometimes receives nominal cost warrants (“nominal cost equity”) that are valued as part of the negotiation process with the particular portfolio company. When Main Street receives nominal cost equity, Main Street allocates its cost basis in its investment between its debt securities and its nominal cost equity at the time of origination. Any resulting discount from recording the debt is reflected as unearned income, which is netted against the Investment and accreted into interest income over the life of the debt.
5. Income Taxes
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

MSCC’s wholly owned subsidiary, MSEI, is a taxable entity which holds certain portfolio investments of Main Street. MSEI is consolidated with Main Street, and the portfolio investments held by MSEI are included in Main Street’s consolidated financial statements. The purpose of MSEI is to permit Main Street to hold equity investments in portfolio companies which are “pass through” entities for tax purposes in order to comply with the “source income” requirements contained in the RIC tax provisions of the Code. MSEI is not consolidated with Main Street for income tax purposes and may generate income tax expense as a result of its ownership of certain portfolio investments. This income tax expense, if any, is reflected in Main Street’s Consolidated Statement of Operations.
MSEI uses the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.
Prior to the Formation Transactions, Main Street was taxed under the partnership provisions of the Code. Under these provisions of the Code, the General Partner and limited partners were responsible for reporting their share of the partnership’s income or loss on their income tax returns.
Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. Taxable income generally excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized.
6. Net Realized Gains or Losses from Investments and Net Change in Unrealized Appreciation or Depreciation from Investments
Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment and the cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period net of recoveries. Net change in unrealized appreciation or depreciation from investments reflects the net change in the valuation of the investment portfolio pursuant to Main Street’s valuation guidelines and the reclassification of any prior period unrealized appreciation or depreciation on exited investments.
7. Concentration of Credit Risks
Main Street places its cash in financial institutions, and, at times, such balances may be in excess of the federally insured limit.
8. Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Main Street adopted the provisions of SFAS 157 in the first quarter of 2008. With the adoption of this statement, Main Street incorporated the income approach to estimate the fair value of its debt investments principally using a yield-to-maturity model, resulting in the recognition of $654,335 in unrealized appreciation from ten debt investments.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Main Street adopted the provisions of SFAS 159 in the first quarter of 2008. Main Street did not elect fair value measurement for assets or liabilities not already measured at fair value. Therefore, the adoption of this statement did not have an impact on Main Street’s consolidated financial position or its results of operations.

NOTE C — FAIR VALUE HIERARCHY AND PORTFOLIO INVESTMENTS
In connection with valuing portfolio investments, Main Street adopted the provisions of SFAS 157 and SFAS 159 in the first quarter of 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. Main Street accounts for its portfolio investments at fair value.
Fair Value Hierarchy
In accordance with SFAS 157, Main Street has categorized its portfolio investments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical investments (Level 1) and the lowest priority to unobservable inputs (Level 3).
Portfolio investments recorded on Main Street’s balance sheet are categorized based on the inputs to the valuation techniques as follows:
Level 1 — Investments whose values are based on unadjusted quoted prices for identical assets in an active market that Main Street has the ability to access (examples include investments in active exchange-traded equity securities and investments in most U.S. government and agency securities).
Level 2 — Investments whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the investment. Level 2 inputs include the following:
•	Quoted prices for similar assets in active markets (for example, investments in restricted stock);

•	Quoted prices for identical or similar assets in non-active markets (for example, investments in thinly-traded public companies);

•	Pricing models whose inputs are observable for substantially the full term of the investment (for example, market interest rate indices); and

•	Pricing models whose inputs are derived principally from, or corroborated by, observable market data through correlation or other means for substantially the full term of the investment.
Level 3 — Investments whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the investment (for example, investments in illiquid securities issued by private companies).
As required by SFAS 157, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, gains and losses for such investments categorized within the Level 3 table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).
Main Street conducts reviews of fair value hierarchy classifications on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain investments. As of March 31, 2008, all of Main Street’s investment portfolio consisted of investments in illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s portfolio investments were categorized as Level 3. The fair value determination of each portfolio investment required one or more of the following unobservable inputs:
•	Financial information obtained from each portfolio company, including unaudited statements of operations and balance sheets for the most recent period available as compared to budgeted numbers;

•	Current and projected financial condition of the portfolio company;

•	Current and projected ability of the portfolio company to service its debt obligations;

•	Type and amount of collateral, if any, underlying the investment;

•	Current financial ratios (e.g., fixed charge coverage ratio, interest coverage ratio, net debt/EBITDA ratio) applicable to the investment;

•	Current liquidity of the investment and related financial ratios (e.g., current ratio and quick ratio);

•	Pending debt or capital restructuring of the portfolio company;

•	Projected operating results of the portfolio company;

•	Current information regarding any offers to purchase the investment;

•	Current ability of the portfolio company to raise any additional financing as needed;

•	Changes in the economic environment which may have a material impact on the operating results of the portfolio company;

•	Internal occurrences that may have an impact (both positive and negative) on the operating performance of the portfolio company;

•	Qualitative assessment of key management;

•	Contractual rights, obligations or restrictions associated with the investment; and

•	Other factors deemed relevant.
The following table provides a summary of changes in fair value of Main Street’s Level 3 investments for the three months ended March 31, 2008:

					Net	Net
					Changes from	Unrealized
Type of	December 31, 2007	Accretion of	Redemptions/	New	Unrealized	Appreciation	March 31, 2008
Investment	Fair Value	Unearned Income	Repayments	Investments	to Realized	(Depreciation)	Fair Value
Secured Debt	$64,581,986	$357,802	$(2,029,408)	$15,333,109	$(611,250)	$(2,517,573)	$75,114,666
Equity	16,361,308	—	—	787,500	—	751,000	17,899,808
Equity Warrant	7,082,120	—	—	2,005,344	—	2,951,563	12,039,027
Investment Manager	17,625,000	—	—	—	—	(229,729)	17,395,271

	$105,650,414	$357,802	$(2,029,408)	$18,125,953	$(611,250)	$955,261	$122,448,772

Portfolio Investments
Main Street’s portfolio investments principally consist of secured debt, equity warrant and direct equity investments in privately held companies. The debt investments are secured by either a first or second lien on the assets of the portfolio company, generally bear interest at fixed rates, and generally mature between five and seven years from original investment. Main Street also receives nominally priced equity warrants and makes direct equity investments, usually in connection with a debt investment in a portfolio company.
As discussed further in Note D, the Investment Manager is a wholly owned subsidiary of MSCC. However, the Investment Manager is accounted for as a portfolio investment of Main Street since it conducts a significant portion of its investment management activities outside of MSCC or one of its subsidiaries. To allow for more relevant disclosure of Main Street’s core investment portfolio, Main Street’s investment in the Investment Manager has been excluded from the tables and amounts set forth in this note.
Investment income, consisting of interest, dividends and fees, can fluctuate dramatically upon repayment of a debt investment or sale of an equity interest. Revenue recognition in any given year could be highly concentrated among several portfolio companies. For the three months ended March 31, 2008, Main Street recorded investment income from one portfolio company in excess of 10% of total investment income. The investment income from that portfolio company represented approximately 15% of the total investment income for the period, principally related to transaction and structuring fees on the new investment in such company. For the three months ended March 31, 2007, Main Street did not record investment income from any portfolio company in excess of 10% of total investment income.
As of March 31, 2008, Main Street had debt and equity investments in 29 portfolio companies with an aggregate fair value of $105,053,501 and a weighted average effective yield on its debt investments of 14.1%. As of December 31, 2007, Main Street had debt and equity investments in 27 portfolio companies with an aggregate fair value of $88,025,414 and a weighted average effective yield on its debt investments of 14.3%. The weighted average yields were computed using the effective interest rates for all debt investments at March 31, 2008 and December 31, 2007, including amortization of deferred debt origination fees and accretion of original issue discount.

Summaries of the composition of Main Street’s investment portfolio at cost and fair value as a percentage of total portfolio investments are shown in following table:

	March 31,	December 31,
Cost:	2008	2007
First lien debt	82.2%	81.5%
Equity	9.7	10.7
Second lien debt	4.6	6.1
Equity warrants	3.5	1.7

	100.0%	100.0%

	March 31,	December 31,
Fair Value:	2008	2007
First lien debt	69.1%	70.1%
Equity	17.0	18.6
Equity warrants	11.5	8.0
Second lien debt	2.4	3.3

	100.0%	100.0%

The following table shows the portfolio composition by geographic region of the United States at cost and fair value as a percentage of total portfolio investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	March 31,	December 31,
Cost:	2008	2007
Southwest	43.9%	31.9%
West	29.9	37.1
Southeast	11.2	11.4
Northeast	9.6	13.8
Midwest	5.4	5.8

	100.0%	100.0%

	March 31,	December 31,
Fair Value:	2008	2007
Southwest	52.8%	41.2%
West	26.4	32.9
Northeast	7.8	9.1
Southeast	7.4	10.3
Midwest	5.6	6.5

	100.0%	100.0%

Main Street’s portfolio investments are generally in lower middle-market companies in a variety of industries. Set forth below are tables showing the composition of Main Street’s portfolio by industry at cost and fair value as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
Cost:	2008	2007
Precast concrete manufacturing	13.4%	—%
Manufacturing	10.7	12.0
Agricultural services	9.0	11.6
Electronics manufacturing	8.1	9.5
Mining and minerals	7.4	9.1
Custom wood products	7.2	8.4
Health care products	6.7	4.2
Industrial equipment	5.5	6.6

	March 31,	December 31,
Cost:	2008	2007
Transportation/logistics	5.4	6.7
Health care services	4.9	5.9
Metal fabrication	3.8	4.6
Retail	3.5	3.3
Restaurant	2.9	3.4
Professional services	2.7	3.3
Equipment rental	2.2	2.6
Consumer products	2.2	2.6
Infrastructure products	1.8	2.4
Distribution	1.3	2.2
Information services	1.0	1.2
Industrial services	0.3	0.4

Total	100.0%	100.0%

	March 31,	December 31,
Fair Value:	2008	2007
Precast concrete manufacturing	14.3%	—%
Mining and minerals	9.6	12.9
Electronics manufacturing	8.7	9.6
Agricultural services	8.3	10.5
Manufacturing	7.4	9.5
Health care products	6.3	4.1
Custom wood products	5.6	7.5
Transportation/logistics	5.5	6.6
Health care services	5.3	6.0
Industrial equipment	5.0	6.0
Metal fabrication	4.4	4.2
Retail	3.7	3.4
Restaurant	3.6	4.5
Professional services	3.5	4.1
Industrial services	2.5	2.9
Equipment rental	2.0	2.4
Infrastructure products	1.7	2.2
Distribution	1.5	2.4
Information services	1.1	1.2
Consumer products	—	—

Total	100.0%	100.0%

At March 31, 2008, Main Street had one investment that was greater than 10% of its total investment portfolio at fair value. That investment represented approximately 14.3% of the portfolio at fair value. At December 31, 2007, Main Street had one investment that was greater than 10% of its total investment portfolio at fair value. That investment represented approximately 10.5% of the portfolio at fair value.
NOTE D — WHOLLY OWNED INVESTMENT MANAGER
As part of the Formation Transactions, the Investment Manager became a wholly owned subsidiary of MSCC. However, the Investment Manager is accounted for as a portfolio investment of Main Street since the Investment Manager conducts a significant portion of its investment management activities for Main Street Capital II, a separate SBIC fund, which is not part of MSCC or one of its subsidiaries. The investment in the Investment Manager is accounted for using fair value accounting, with the fair value determined by Main Street and approved, in good faith, by Main Street’s Board of Directors, based on the same valuation methodologies applied to determine the original $18 million valuation. The original $18 million valuation for the Investment Manager was based on the estimated present value of the net cash flows received for investment management services provided to Main Street Capital II over the estimated dollar averaged life of the related management contract, and was also based on comparable public market transactions. Any change in fair value is recognized on Main Street’s statement of operations as unrealized appreciation (depreciation) in “Investment in affiliated Investment Manager”, with a corresponding increase (in the case of appreciation) or decrease (in the case of depreciation) to “Investment in affiliated Investment Manager” on Main Street’s balance sheet. Main Street believes that the valuation for the Investment Manager will decrease over the life of the management contract with Main Street Capital II, absent obtaining additional future recurring cash flows from performing investment management activities for other external investment entities.

The Investment Manager has elected for tax purposes to be treated as a taxable entity and is taxed at normal corporate tax rates based on its taxable income. The taxable income of the Investment Manager may differ from its book income due to temporary book and tax timing differences, as well as permanent differences. The Investment Manager provides for any current taxes payable and deferred tax items in its separate financial statements.
MSCC has a support services agreement with the Investment Manager. As a wholly owned subsidiary of MSCC, the Investment Manager manages the day-to-day operational and investment activities of Main Street. The Investment Manager pays normal operating and administrative expenses, except those specifically required to be borne by MSCC, which principally include direct costs that are specific to MSCC’s status as a publicly traded entity. The expenses paid by the Investment Manager include the cost of salaries and related benefits, rent, equipment and other administrative costs required for Main Street’s day-to-day operations.
Subsequent to the Formation Transactions and the Offering, the Investment Manager is reimbursed for its excess expenses associated with providing investment management and other services to MSCC and its subsidiaries, as well as Main Street Capital II. Each quarter, under a support services agreement, MSCC makes payments to cover all expenses incurred by the Investment Manager, less the recurring amounts that the Investment Manager receives from Main Street Capital II, pursuant to a long-term investment advisory services agreement.
Summarized financial information for the Investment Manager is as follows:

	As of	As of
	March 31, 2008	December 31, 2007
ASSETS
Current assets	$118,182	$129,675

Total assets	$118,182	$129,675

LIABILITIES
Current liabilities**	$262,993	$274,247

Total liabilities	$262,993	$274,247

Three Months Ended
March 31, 2008
Management fee income from Main Street Capital II	$831,300
Compensation and other administrative expenses (net of reimbursement by MSCC)	(831,300)

Net income	$—

**	Includes $94,535 and $207,783 as of March 31, 2008 and December 31, 2007, respectively, due to MSCC.
Prior to the Formation Transactions and the Offering, the Fund had a management agreement with the Investment Manager. The Investment Manager managed the day-to-day operational and investment activities of the Fund, paying similar types of operating expenses as noted in the support services agreement with MSCC. Management fees paid by the Fund to the Investment Manager for the three months ended March 31, 2007 were $499,979. For the three months ended March 31, 2008, expenses reimbursed by MSCC to the Investment Manager in connection with the support services agreement were $226,567.
NOTE E — SBIC DEBENTURES
SBIC debentures payable at March 31, 2008 and December 31, 2007 were $55 million. SBIC debentures provide for interest to be paid semi-annually, with principal due at the applicable 10-year maturity date. The weighted average interest rate as of March 31, 2008 and December 31, 2007 was 5.7806%. Main Street is subject to regular compliance examinations by the SBA. There have been no historical findings resulting from these examinations.

NOTE F — REVOLVING LINE OF CREDIT
On December 31, 2007, Main Street entered into a Treasury Secured Revolving Credit Agreement (the “Credit Agreement”) among Main Street, Wachovia Bank, National Association, and Branch Banking and Trust Company (“BB&T”), as administrative agent for the lenders. Under the Credit Agreement, the lenders have agreed to extend revolving loans to Main Street in an amount not to exceed $100 million. The purpose of the Credit Agreement is to provide flexibility in the sizing of portfolio investments and to facilitate the growth of Main Street’s investment portfolio. The Credit Agreement has a two-year term and bears interest, at Main Street’s option, either (i) at the LIBOR rate or (ii) at a published prime rate of interest, plus 25 basis points in either case. The Credit Agreement also requires payment of 15 basis points per annum in unused commitment fees based on the average daily unused balances under the facility.
As of March 31, 2008, Main Street had $25 million outstanding under the Credit Agreement. On April 1, 2008, Main Street repaid the $25 million in borrowings under the Credit Agreement. As of December 31, 2007, Main Street had no outstanding borrowings under the Credit Agreement. For the three months ended March 31, 2008, interest expense and unused commitment fees for the Credit Agreement totaled $3,819 and $38,299, respectively.
NOTE G — FINANCIAL HIGHLIGHTS
The financial highlights are prepared in accordance with the guidance for exchanges of equity interests between entities under common control contained in SFAS 141, with the 2007 ratios and per share amounts calculated as if the Formation Transactions and the Offering had occurred as of January 1, 2007.

	Three months
	Ended March 31,
	2008	2007
Per Share Data:
Net asset value at beginning of period	$12.85	$5.07

Net investment income (1)	$0.28	$0.14
Net realized gains (1), (2)	$0.07	$0.08
Net change in unrealized appreciation (depreciation) on investments (1), (2)	$0.04	$(0.01)
Income taxes (1)	$(0.03)	$—

Net increase in net assets resulting from operations (1)	$0.36	$0.21
Net decrease in net assets from dividends paid to stockholders	$(0.34)	$—
Net decrease in net assets from distributions to partners, net of contributions	$—	$(0.42)

Net asset value at March 31, 2008 and 2007	$12.87	$4.86

Market value at March 31, 2008	$13.68	N/A
Shares outstanding at March 31, 2008 and 2007	8,959,718	8,526,726

(1)	Based on weighted average number of shares of common stock outstanding for the period.

(2)	Net realized gains and net change in unrealized appreciation or depreciation can fluctuate significantly from period to period.

	Three months
	Ended March 31,
	2008	2007
Net assets at end of period	$115,305,540	$41,489,832
Average net assets	71,289,127	42,381,182
Average outstanding debt	55,000,000	50,050,000
Ratio of total expenses, excluding interest expense, to average net assets (3)	0.95%	1.26%
Ratio of total expenses to average net assets (3)	2.14%	2.93%
Ratio of net investment income to average net assets (3)	3.51%	2.76%
Total return based on change in net asset value(1)(2)	2.78%	4.11%

(1)
Total return based on change in net asset value was calculated using the sum of ending net asset value plus distributions to stockholders and/or members and partners during the period less capital contributions during the period, divided by the beginning net asset value.

(2)	For the periods prior to the Formation Transactions, this ratio combines the total return for both the managing investors (the General Partner) and the non-managing investors (limited partners).

(3)	Not annualized.

NOTE H — DIVIDEND, DISTRIBUTIONS AND TAXABLE INCOME
On February 2, 2008, Main Street’s Board of Directors declared a dividend of approximately $3 million or $0.34 per common share. The determination of the tax attributes of Main Street’s distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. Main Street’s estimates for the tax attributes of its distributions year-to-date as of March 31, 2008 allocate approximately 80% of such distributions to ordinary income and 20% to long-term capital gains. There can be no assurance that this determination is representative of the final tax attributes of Main Street’s 2008 distributions to its stockholders. Ordinary dividend distributions from a RIC do not qualify for the 15% maximum tax rate on dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations (which Main Street did not receive during the year-to-date period of 2008).
Main Street intends to elect to be treated as a RIC on its 2007 and 2008 tax returns. As a RIC, Main Street generally will not pay corporate-level federal income taxes on any net ordinary income or capital gains that Main Street distributes to its stockholders as dividends. Main Street must distribute at least 90% of its investment company taxable income to qualify for pass-through tax treatment and maintain its RIC status. Main Street has distributed and currently intends to distribute sufficient dividends to qualify as a RIC. As part of maintaining RIC status, taxable income (subject to a 4% excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared prior to the filing of Main Street’s federal income tax return.
One of Main Street’s wholly owned subsidiaries, MSEI, is a taxable entity which holds certain portfolio investments for Main Street. MSEI is consolidated with Main Street, and the portfolio investments held by MSEI are included in Main Street’s consolidated financial statements. The purpose of MSEI is to permit Main Street to hold equity investments in portfolio companies which are “pass through” entities for tax purposes in order to comply with the “source income” requirements contained in the RIC tax provisions of the Code. MSEI is not consolidated with Main Street for income tax purposes and may generate income tax expense as a result of its ownership of various portfolio investments. This income tax expense, if any, is reflected in Main Street’s Consolidated Statement of Operations.
Listed below is a reconciliation of “Net Increase in Net Assets Resulting From Operations” to taxable income and to total distributions to common stockholders for the three months ended March 31, 2008:

Estimated
Net increase in net assets resulting from operations	$3,202,636
Net change in unrealized depreciation from investments, excluding taxable subsidiary, MSEI	168,986
Net income from taxable subsidiary, MSEI, net of income tax provision	(482,728)

Taxable income	2,888,894
Taxable income earned in prior year and carried forward for distribution in current year	1,445,059
Taxable income earned in current quarter and carried forward for distribution in next quarter	(1,287,649)

Total distributions to common stockholders	$3,046,304

Prior to the Formation Transactions, the Fund was taxed under the partnership provisions of the Internal Revenue Code. Under these provisions of the Internal Revenue Code, the General Partner and limited partners are responsible for reporting their share of the partnership’s income or loss on their income tax returns. Listed below is a reconciliation of Net Increase in Members’ Equity and Partners’ Capital Resulting From Operations to taxable income for the three months ended March 31, 2007.

Net increase in members’ equity and partners’ capital resulting from operations	$1,779,474
Net change in unrealized depreciation from investments	137,596
Accrual basis to cash basis adjustments:
Deferred debt origination fees included in taxable income	48,000
Accretion of unearned fee income for book income	(106,870)
Net change in interest receivable	58,709
Net change in interest payable	(630,891)

Taxable income	$1,286,018

NOTE I — DIVIDEND REINVESTMENT PLAN
Main Street maintains a dividend reinvestment plan that provides for the reinvestment of dividends on behalf of its stockholders, unless a stockholder has elected to receive dividends in cash. As a result, if Main Street declares a cash dividend, the company’s stockholders who have not “opted out” of the DRIP by the dividend record date will have their cash dividend automatically reinvested into additional shares of MSCC common stock. Main Street has the option to satisfy the share requirements of the DRIP through the issuance of shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly issued shares will be valued based upon the final closing price of MSCC’s common stock on the valuation date determined by Main Street’s Board of Directors. Shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator, before any associated brokerage or other costs. For the three months ended March 31, 2008, $1,248,255 of the total $3,046,304 distribution to stockholders represented DRIP participation and 94,065 common stock were purchased in the open market to satisfy the DRIP participation requirements. For the year ended December 31, 2007, $1,903,116 of the total $2,912,820 distribution to stockholders represented DRIP participation and 132,992 shares of new common stock were issued to satisfy the DRIP participation requirements.
NOTE J — SUPPLEMENTAL CASH FLOW DISCLOSURES
Listed below are the supplemental cash flow disclosures for the three months ended March 31, 2008 and 2007:

	March 31, 2008	March 31, 2007
Interest paid	$1,585,297	$1,295,257
Taxes paid	$310,000	$—
NOTE K — RELATED PARTY TRANSACTIONS
Main Street co-invested with Main Street Capital II, LP (“MSC II”) in several investments prior to the Offering. MSC II is managed by the Investment Manager, and the Investment Manager is wholly owned by MSCC. MSC II is an SBIC fund with similar investment objectives to Main Street and which began its investment operations in January 2006. The co-investments among Main Street and MSC II were made at the same time and on the same terms and conditions. The co-investments were made in accordance with the Investment Manager’s conflicts policy and in accordance with the applicable SBIC conflict of interest regulations.
As discussed further in note, “Wholly Owned Investment Manager,” Main Street paid certain management fees to the Investment Manager during the year ended December 31, 2007. Subsequent to the Formation Transactions, the Investment Manager is a wholly owned, portfolio company of Main Street. At March 31, 2008 and December 31, 2007, the Investment Manager had a payable of $94,535 and $207,783, respectively, due to MSCC related to the funding of recurring administrative expenses required to support MSCC’s business.

NOTE L— SUBSEQUENT EVENTS
Subsequent to March 31, 2008, Main Street made a self-sponsored investment totaling $13.7 million in OMi Holdings, Inc., providing a “one stop” debt and equity financing for this designer, manufacturer and installer of overhead material handling equipment.
On April 1, 2008, Main Street repaid the $25 million outstanding balance borrowed under the Credit Agreement.
On April 9, 2008, Main Street exited its remaining debt investment in East Teak Hardwoods, Inc. (“East Teak”). Main Street realized a cash internal rate of return of approximately 24% on its total $4.2 million debt investment. Main Street continues to hold its original equity investment in East Teak, a leading provider of teak lumber, exotic hardwoods and hardwood products with operating locations in South Carolina and Washington.
On May 1, 2008, Main Street declared a quarterly dividend of $0.35 per share. This quarterly dividend will be paid based upon the accumulated taxable income recognized by Main Street, including excess undistributed taxable income from 2007 that was carried forward for distribution during 2008. The quarterly dividend will be payable on June 12, 2008 to stockholders of record on May 12, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information in this section contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Special Note Regarding Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 21, 2008, for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the financial statements and related notes and other financial information included in the Annual Report on Form 10-K for the year ended December 31, 2007.
ORGANIZATION
Main Street Capital Corporation (“MSCC”) was formed on March 9, 2007 for the purpose of (i) acquiring 100% of the equity interests of Main Street Mezzanine Fund, LP (the “Fund”) and its general partner, Main Street Mezzanine Management, LLC (the “General Partner”), (ii) acquiring 100% of the equity interests of Main Street Capital Partners, LLC (the “Investment Manager”), (iii) raising capital in an initial public offering, which was completed in October 2007 (the “Offering”), and (iv) thereafter operating as an internally managed business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The transactions discussed above were consummated in October 2007 and are collectively termed the “Formation Transactions”. Immediately following the Formation Transactions, Main Street Equity Interests, Inc. (“MSEI”) was created as a wholly owned consolidated subsidiary of MSCC. MSEI has elected for tax purposes to be treated as a taxable entity and is taxed at normal corporate tax rates based on its taxable income. Unless otherwise noted or the context otherwise indicates, the terms “we,” “us,” “our” and “Main Street” refer to the Fund and the General Partner prior to the Offering and to MSCC and its subsidiaries, including the Fund and the General Partner, subsequent to the Offering.
OVERVIEW
We are a specialty investment company focused on providing customized debt and equity financing to lower middle-market companies, which we define as companies with annual revenues between $10.0 and $100.0 million that operate in diverse industries. We invest primarily in secured debt instruments, equity investments, warrants and other securities of lower middle-market companies based in the United States. Our principal investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and capital appreciation from our equity-related investments. Our investments generally range in size from $2.0 million to $15.0 million. We seek to fill the current financing gap for lower middle-market businesses, which have limited access to financing from commercial banks and other traditional sources. The underserved nature of the lower middle-market creates the opportunity for us to meet the financing needs of lower middle-market companies while also negotiating favorable transaction terms and equity participations. Our ability to invest across a company’s capital structure, from senior secured loans to equity securities, allows us to offer portfolio companies a comprehensive suite of financing solutions, or “one stop” financing.
CRITICAL ACCOUNTING POLICIES
Basis of Presentation
The financial statements are prepared on an accrual basis in accordance with U.S. generally accepted accounting principles (“GAAP”). For the three months ended March 31, 2008 and 2007, the financial statements of Main Street include the accounts of MSCC, the Fund, MSEI and the General Partner. The Formation Transactions involved an exchange of equity interests between companies under common control. In accordance with the guidance on exchanges of equity interests between entities under common control contained in Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”), Main Street’s results of operations and cash flows for the three months ended March 31, 2007 are presented as if the Formation Transactions had occurred as of January 1, 2007. Main Street’s results of operations and cash flows for the three months ended March 31, 2008 and 2007 and financial position as of March 31, 2008 and December 31, 2007 are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current financial statement presentation.

The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of our management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with our audited financial statements and notes thereto for the period ended December 31, 2007. Financial statements prepared on a GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Those estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed in this report.
Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the Audit and Accounting Guide for Investment Companies issued by the American Institute of Certified Public Accountants (the “AICPA Guide”), we are precluded from consolidating portfolio company investments, including those in which we have a controlling interest, unless the portfolio company is another investment company. An exception to this general principle in the AICPA Guide occurs if we own a controlled operating company that provides all or substantially all of its services directly to us, or to an investment company of ours. None of the investments made by us qualify for this exception. Therefore, our portfolio investments are carried on the balance sheet at fair value, as discussed further in Note B, with any adjustments to fair value recognized as “Net Change in Unrealized Appreciation (Depreciation) from Investments” on our Statement of Operations until the investment is disposed of, resulting in any gain or loss on exit being recognized as a “Net Realized Gain (Loss) from Investments.”
Investment Valuation
The most significant estimate inherent in the preparation of our financial statements is the valuation of our portfolio investments and the related amounts of unrealized appreciation and depreciation. As of March 31, 2008 and December 31, 2007, approximately 62% and 60%, respectively, of our total assets represented investments in portfolio companies valued at fair value (including the investment in the Investment Manager). We are required to report our investments at fair value. We adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), in the first quarter of 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.
We invest primarily in illiquid assets with the intention to hold these assets to settlement or maturity. This is in contrast to the premise under SFAS 157 that assets generally should be valued on the basis of their current market value and, if no market exists, on the basis that they are sold in a hypothetical market at the end of each quarter. We have not historically exited our investments through the individual sale of such investments, rather we have typically exited our investments through a sale of the portfolio company or through the free cash flow, re-financing or recapitalization of the portfolio company. Under SFAS 157, we principally utilize the market approach to estimate the fair value of our warrant and equity investments and the income approach to estimate the fair value of our debt investments. Under the market approach, we estimate the enterprise value of the portfolio companies in which we invest. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of earnings before income taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for determining enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, we analyze various factors, including the portfolio company’s historical and projected financial results. Under the income approach, we generally prepare and analyze discounted cash flow models based on our projections of the future free cash flows of the business and company specific capital costs. We also use yield-to-maturity models to determine the present value of the future cash flow streams of our debt investments. For investments where we have control or could gain control through an option or warrant security, the enterprise value methodology is also considered for estimating the fair value of debt investments. We review external events, including private mergers and acquisitions involving comparable companies, and include these events in the valuation process.
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
Revenue Recognition
Interest and Dividend Income
We record interest and dividend income on the accrual basis to the extent amounts are expected to be collected. In accordance with our valuation policy, we evaluate accrued interest periodically for collectibility. When a loan or debt security becomes 90 days or more past due, and if we otherwise do not expect the debtor to be able to service all of its debt or other obligations, we will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding ability to service the debt or other obligations, or if a loan or debt security is fully impaired, we will no longer consider it to be on non-accrual status. Dividend income is recorded as dividends are declared or at the point an obligation exists for the portfolio company to make a distribution.

Fee Income
We may periodically provide services, including structuring and advisory services, to our portfolio companies. We recognize income from fees for providing such structuring and advisory services when the services are rendered or the transactions are completed. We also receive up-front debt origination or closing fees in connection with our debt investments. Such up-front debt origination and closing fees are netted against the related investment as unearned income on our balance sheet and amortized as additional interest income over the life of the related debt investments.
Payment-in-Kind Interest (“PIK”)
While not significant to our total debt investment portfolio, we currently hold several loans in our portfolio that contain PIK interest provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain RIC tax treatment (as discussed below), this non cash source of income will need to be paid out to stockholders in the form of distributions, even though we may not have collected the cash. We will stop accruing PIK interest and write off any accrued and uncollected interest when it is determined that PIK interest is no longer collectible.
Income Taxes
We intend to qualify and elect for the tax treatment applicable to a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and, among other things, intend to make the required distributions to our stockholders as specified therein. In order to qualify as a RIC, we are required to timely distribute to our stockholders at least 90% of investment company taxable income, as defined by the Code, each year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed prior to filing the final tax return related to the year which generated such taxable income.
MSCC’s wholly owned subsidiary, MSEI, is a taxable entity which holds certain of our portfolio investments. MSEI is consolidated with Main Street, and the portfolio investments held by MSEI are included in our consolidated financial statements. The purpose of MSEI is to permit us to hold equity investments in portfolio companies which are “pass through” entities for tax purposes in order to comply with the “source income” requirements contained in the RIC tax requirements. MSEI is not consolidated with Main Street for income tax purposes and may generate income tax expense as a result of MSEI’s ownership of various portfolio investments. This income tax expense, if any, is reflected in our consolidated statement of operations.
MSEI uses the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred tax assets when we determine it is more likely than not that some portion or all of the deferred tax asset will not be realized.
PORTFOLIO COMPOSITION
Portfolio investments principally consist of secured debt, equity warrants and direct equity investments in privately held companies. The debt investments are secured by either a first or second lien on the assets of the portfolio company, generally bear interest at fixed rates, and generally mature between five and seven years from original investment. We also receive nominally priced equity warrants and makes direct equity investments, usually in connection with a debt investment in a portfolio company.
The Investment Manager is a wholly owned subsidiary of MSCC. However, the Investment Manager is accounted for as a portfolio investment of Main Street since it conducts a significant portion of its investment management activities outside of MSCC and its subsidiaries. To allow for more relevant disclosure of our core investment portfolio, our investment in the Investment Manager has been excluded from the tables and amounts set forth below.

Summaries of the composition of our investment portfolio at cost and fair value as a percentage of total portfolio investments are shown in the following table:

	March 31,	December 31,
Cost:	2008	2007
First lien debt	82.2%	81.5%
Equity	9.7	10.7
Second lien debt	4.6	6.1
Equity warrants	3.5	1.7

	100.0%	100.0%

	March 31,	December 31,
Fair Value:	2008	2007
First lien debt	69.1%	70.1%
Equity	17.0	18.6
Equity warrants	11.5	8.0
Second lien debt	2.4	3.3

	100.0%	100.0%

The following table shows the portfolio composition by geographic region at cost and fair value as a percentage of total portfolio investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company:

	March 31,	December 31,
Cost:	2008	2007
Southwest	43.9%	31.9%
West	29.9	37.1
Southeast	11.2	11.4
Northeast	9.6	13.8
Midwest	5.4	5.8

	100.0%	100.0%

	March 31,	December 31,
Fair Value:	2008	2007
Southwest	52.8%	41.2%
West	26.4	32.9
Northeast	7.8	9.1
Southeast	7.4	10.3
Midwest	5.6	6.5

	100.0%	100.0%

Set forth below are tables showing the industry composition of our portfolio at cost and fair value as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
Cost:	2008	2007
Precast concrete manufacturing	13.4%	—%
Manufacturing	10.7	12.0
Agricultural services	9.0	11.6
Electronics manufacturing	8.1	9.5
Mining and minerals	7.4	9.1
Custom wood products	7.2	8.4
Health care products	6.7	4.2
Industrial equipment	5.5	6.6
Transportation/logistics	5.4	6.7
Health care services	4.9	5.9
Metal fabrication	3.8	4.6
Retail	3.5	3.3
Restaurant	2.9	3.4
Professional services	2.7	3.3
Consumer products	2.2	2.6
Equipment rental	2.2	2.6
Infrastructure products	1.8	2.4
Distribution	1.3	2.2
Information services	1.0	1.2
Industrial services	0.3	0.4

Total	100.0%	100.0%

	March 31,	December 31,
Fair Value:	2008	2007
Precast concrete manufacturing	14.3%	—%
Mining and minerals	9.6	12.9
Electronics manufacturing	8.7	9.6
Agricultural services	8.3	10.5
Manufacturing	7.4	9.5
Health care products	6.3	4.1
Custom wood products	5.6	7.5
Transportation/logistics	5.5	6.6
Health care services	5.3	6.0
Industrial equipment	5.0	6.0
Metal fabrication	4.4	4.2
Retail	3.7	3.4
Restaurant	3.6	4.5
Professional services	3.5	4.1
Industrial services	2.5	2.9
Equipment rental	2.0	2.4
Infrastructure products	1.7	2.2
Distribution	1.5	2.4
Information services	1.1	1.2
Consumer products	—	—

Total	100.0%	100.0%

Our portfolio investments carry a number of risks including, but not limited to: (1) investing in lower middle-market companies which have a limited operating history and financial resources; (2) holding investments that are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment grade debt and equity investments in private, smaller companies.
PORTFOLIO ASSET QUALITY
We utilize an internally developed investment rating system for our entire portfolio of investments. Investment Rating 1 represents a portfolio company that is performing in a manner which significantly exceeds our original expectations and projections. Investment Rating 2 represents a portfolio company that in general is performing above our original expectations. Investment Rating 3 represents a portfolio company that is generally performing in accordance with our original expectations. Investment Rating 4 represents a portfolio company that is underperforming our original expectations. Investments with such a rating require Main Street monitoring/scrutiny. Investment Rating 5 represents a portfolio company that is significantly underperforming. Investments with such a rating require heightened levels of Main Street monitoring and scrutiny and involve the recognition of unrealized depreciation on such investment.
The following table shows the distribution of our investments on our 1 to 5 investment rating scale at fair value as of March 31, 2008 and December 31, 2007 (excluding Main Street’s investment in the Investment Manager):

	March 31, 2008		December 31, 2007
	Investments	Percentage	Investments	Percentage
Investment	at	Total of	at	Total of
Rating	Fair Value	Portfolio	Fair Value	Portfolio
		(Unaudited)
		(dollars in thousands)
1	$27,179	25.8%	$24,619	28.0%
2	50,104	47.7	35,068	39.8
3	22,252	21.2	24,034	27.3
4	3,021	2.9	—	—
5	2,497	2.4	4,304	4.9

Totals	$105,053	100.0%	$88,025	100.0%

Based upon our investment rating system, the weighted average rating of our portfolio as of March 31, 2008 and December 31, 2007 was approximately 2.1 and 2.2, respectively. As of March 31, 2008 and December 31, 2007, we had two and one, respectively, debt investments representing 2.4% and 3.1%, respectively, of total portfolio fair value which were on non-accrual status.
In the event that the United States economy enters into a prolonged recession, it is possible that the financial results of small- to mid-sized companies, similar to those in which we invest, could experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. While we are not seeing signs of an overall, broad deterioration in our portfolio company results at this time, we can provide no assurance that the performance of certain of our portfolio companies will not be negatively impacted by these economic or other conditions which could have a negative impact on our future results.
Discussion and Analysis of Results of Operations
Comparison of three months ended March 31, 2008 and March 31, 2007

	For the Three Months
	Ended March 31,		Net Change
	2008	2007	Amount	%
	(Unaudited)
		(dollars in millions)
Total Investment Income	$4.0	$2.4	$1.6	67%
Total Expenses	(1.5)	(1.2)	(0.3)	23

Net Investment Income	2.5	1.2	1.3	114
Net Realized Gains from Investments	0.6	0.7	(0.1)	(18)

Net Realized Income	3.1	1.9	1.2	63
Net Change in Unrealized Appreciation (Depreciation) from Investments	0.3	(0.1)	0.4	NA
Income taxes	(0.2)	—	(0.2)	NA

Net Increase in Net Assets Resulting from Operations	$3.2	$1.8	$1.4	80%

Investment Income
For the three months ended March 31, 2008, total investment income was $4.0 million, a $1.6 million, or 67%, increase over the $2.4 million of total investment income for the three months ended March 31, 2007. The increase was attributable to a $1.1 million increase in interest, fee and dividend income from investments and a $0.5 million increase in interest income from idle funds, which was principally related to the remaining proceeds from our initial public offering. The increase in interest, fee and dividend income was primarily attributable to (i) higher average levels of outstanding debt investments, which was principally due to the closing of six new debt investments since March 31, 2007, partially offset by debt repayments received during the same period, and (ii) higher levels of cash dividend income and fee income from portfolio equity investments.
Expenses
For the three months ended March 31, 2008, total expenses increased by approximately $0.3 million, or 23%, to approximately $1.5 million from $1.3 million for the three months ended March 31, 2007. The increase in total expenses was primarily attributable to a $0.1 million increase in interest expense as a result of the additional $9.9 million of SBIC Debentures borrowed during 2007. In addition, general and administrative expenses increased $0.7 million, primarily attributable to an increase in administration costs associated with being a public company. However, Main Street incurred no management fee expenses during the three months ended March 31, 2008 compared to $0.5 million in the corresponding period in 2007.
Net Investment Income
Net investment income for the three months ended March 31, 2008 was $2.5 million, or a 114% increase, compared to net investment income of $1.2 million during the three months ended March 31, 2007. The increase in net investment income was attributable to the increase in total investment income, partially offset by the increase in total expenses.
Net Realized Income
For the three months ended March 31, 2008, the net realized gains from investments was $0.6 million, representing a $0.1 million, or an 18% decrease over the net realized gains of $0.7 million during the three months ended March 31, 2007. The net realized gains during the three months ended March 31, 2008 principally related to a realized gain on the sale of one investment, compared to the sale or redemption of equity investments in two portfolio companies during the three months ended March 31, 2007.

The lower net realized gains in the three months ended March 31, 2008, offset by the higher net investment income during that period, resulted in a $1.2 million, or 63%, increase, in the net realized income for the three months ended March 31, 2008 compared with the corresponding period in 2007.
Net Increase in Net Assets from Operations
During the three months ended March 31, 2008, we recorded a net change in unrealized appreciation in the amount of $0.3 million, or a $0.4 million increase over the $(0.1) million in net change in unrealized depreciation for the three months ended March 31, 2007. The net change in unrealized appreciation for the three months ended March 31, 2008 included (i) unrealized appreciation on seven investments in portfolio companies totaling $3.8 million, including appreciation of $2.2 million on one recently closed transaction, partially offset by $3.4 million in unrealized depreciation recognized on four portfolio investments, (ii) unrealized appreciation on debt investments totaling $0.7 million as a result of adopting SFAS 157, (iii) the reclassification of $0.6 million of previously recognized unrealized gains into realized gains on one exited investment, and (iv) unrealized depreciation of $0.2 million related to the Investment Manager.
As a result of these events, our net increase in net assets resulting from operations during the three months ended March 31, 2008 was $3.2 million, or a 80% increase compared to a net increase in net assets resulting from operations of $1.8 million during the three months ended March 31, 2007.
Liquidity and Capital Resources
Cash Flows
For the three months ended March 31, 2008, we experienced a net increase in cash and equivalents in the amount of $32.1 million. During that period, we generated $1.5 million of cash from our operating activities, primarily from net investment income partially offset by the semi-annual interest payment on our SBIC debentures. We also generated $8.7 million in net cash from investing activities, principally including the funding of new investments and several smaller follow-on investments for a total of $18.1 million, offset by proceeds from the maturity of a $24.1 million investment in idle funds investments, $2.0 million in cash proceeds from repayment of debt investments and $0.7 million of cash proceeds from the redemption and sale of equity investments. During the first three months of 2008, we generated $22.0 million in cash from financing activities, which principally consisted of the net proceeds from a $25.0 million line of credit borrowing, partially offset by $3.0 million of cash dividends to stockholders.
For the three months ended March 31, 2007, we experienced a net increase in cash and cash equivalents in the amount of $6.1 million. During that period, we generated $0.4 million of cash from our operating activities, primarily from net investment income, partially offset by the semi-annual interest payment on our SBIC debentures. During the three months ended March 31, 2007, we used $0.4 million in cash for investing activities. The first calendar quarter 2007 net cash used for investing activities principally included the funding of one new investment and several smaller follow-on investments for a total of $3.1 million of invested capital, partially offset by $1.6 million in cash proceeds from repayment of debt investments and $1.1 million of cash proceeds from the redemption and sale of two equity investments. During the first quarter of 2007, we generated $6.1 million in cash from financing activities, which principally consisted of the net proceeds from $9.9 million in additional SBIC debenture borrowings, partially offset by $3.6 million of cash distributions to partners.
Capital Resources
As of March 31, 2008, we had $74.0 million in cash and cash equivalents, and our net assets totaled $115.3 million.
We intend to generate additional cash from future offerings of securities, future borrowings and cash flow from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investments of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds will be investments in portfolio companies, operating expenses and cash distributions to holders of our common stock. Consistent with estimates in prior periods, we continue to project that we will be able to fund our investment activities through 2008 without requiring new capital.
In order to satisfy the Code requirements applicable to a RIC, we intend to distribute to our stockholders substantially all our taxable income, but we may also elect to periodically spillover certain taxable income from one tax year into another. In addition, as a business development company, we generally are required to meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200.0%. This requirement limits the amount that we may borrow.

We anticipate that we will continue to fund our investment activities through existing cash and cash equivalents and a combination of future debt and additional equity capital. Due to our status as a licensed SBIC, we have the ability to issue debentures guaranteed by the Small Business Administration (the “SBA”) at favorable interest rates. Under the regulations applicable to SBICs, an SBIC can have outstanding debentures guaranteed by the SBA generally in an amount up to twice its regulatory capital, which generally is the amount of its equity capital. The maximum statutory limit on the dollar amount of outstanding debentures guaranteed by the SBA issued by a single SBIC or group of SBICs under common control as of March 31, 2008, was $130.6 million (which amount is subject to increase on an annual basis based on cost-of-living index increases).
Because of our investment team’s affiliations with Main Street Capital II, a separate SBIC which commenced investment operations in January 2006, we and Main Street Capital II may be deemed to be a group of SBICs under common control. Thus, the dollar amount of SBA-guaranteed debentures that can be issued collectively by us and by Main Street Capital II may be limited to $130.6 million, absent relief from the SBA. Currently, we do not intend to borrow SBA-guaranteed indebtedness in excess of $55.0 million based on our existing equity capital.
Debentures guaranteed by the SBA have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time. Debentures issued prior to September 2006 were subject to pre-payment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006. On March 31, 2008, we had $55 million of outstanding indebtedness guaranteed by the SBA, which carried an average fixed interest rate of approximately 5.8%.
On December 31, 2007, we entered into a Treasury Secured Revolving Credit Agreement (the “Credit Agreement”) among us, Wachovia Bank, National Association, and Branch Banking and Trust Company (“BB&T”), as administrative agent for the lenders. Under the Credit Agreement, the lenders have agreed to extend revolving loans to us in an amount not to exceed $100 million. The purpose of the Credit Agreement is to provide us flexibility in the sizing of portfolio investments and to facilitate the growth of our investment portfolio. The Credit Agreement has a two-year term and bears interest, at our option, either (i) at the LIBOR rate or (ii) at a published prime rate of interest, plus 25 basis points in each case. The applicable interest rates under the Credit Agreement would be increased by 15 basis points if usage under the Credit Agreement is in excess of 50% of the days within a given calendar quarter. The Credit Agreement also requires payment of 15 basis points per annum in unused commitment fees based on average daily unused balances under the facility. The Credit Agreement is secured by certain securities accounts maintained by BB&T and is also guaranteed by the Investment Manager. As of March 31, 2008, we had $25 million outstanding under this credit agreement. On April 1, 2008, we repaid the $25 million outstanding balance. As of December 31, 2007, we had no outstanding borrowings under the Credit Agreement.
Current Market Conditions
The debt and equity capital markets in the United States have been severely impacted by significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated bank loan market, among other things. These events, along with the deterioration of the housing market, have led to worsening general economic conditions which have impacted the broader financial and credit markets and have reduced the availability of debt and equity capital for the market as a whole and financial firms in particular. Although we have been able to access the capital markets in the past to finance our investment activities, due to the current turmoil in the debt markets and uncertainty in the equity capital markets, we can provide no assurance that debt or equity capital will be available to us on favorable terms, or at all.
In the event that the United States economy enters into a protracted recession, it is possible that the results of some of the lower middle-market companies, similar to those in which we invest, could experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. While we are not seeing signs of an overall, broad deterioration in our portfolio company results at this time, we can provide no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic or other conditions which could have a negative impact on our future results.

Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS 157 in the first quarter of 2008. With the adoption of this statement, Main Street incorporated the income approach to estimate the fair value of its debt investments principally using a yield-to-maturity model, resulting in the recognition of $654,335 in unrealized appreciation on its debt investments.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Main Street adopted the provisions of SFAS 159 in the first quarter of 2008. Main Street did not elect fair value measurement for assets or liabilities not already measured at fair value. Therefore, the adoption of this statement did not have an impact on Main Street’s consolidated financial position or its results of operations.
Inflation
Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in this report.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. However, as of March 31, 2008, we had no unused firm commitments to extend credit to our portfolio companies, which are not reflected on our balance sheet.
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

MSCC is obligated to make payments under a support services agreement with the Investment Manager. The Investment Manager is reimbursed for its expenses associated with providing investment management and other services to MSCC and its subsidiaries, as well as Main Street Capital II. Each quarter, as part of the support services agreement, MSCC makes payments to cover all expenses incurred by the Investment Manager, less amounts the Investment Manager receives from Main Street Capital II pursuant to a separate investment advisory services agreement.
Related Party Transactions
We co-invested with Main Street Capital II, LP (“MSC II”) in several investments prior to the Offering. MSC II is managed by the Investment Manager, and the Investment Manager is wholly owned by MSCC. MSC II is an SBIC fund with similar investment objectives to ours and which began its investment operations in January 2006. The co-investments among MSC II and us were made at the same time and on the same terms and conditions. The co-investments were made in accordance with the Investment Manager’s conflicts policy and in accordance with the applicable SBIC conflict of interest regulations.

As discussed further in note D, “Wholly Owned Investment Manager,” Main Street paid certain management fees to the Investment Manager during the year ended December 31, 2007. Subsequent to the Formation Transactions, the Investment Manager is a wholly owned, portfolio company of Main Street. At March 31, 2008 and December 31, 2007, the Investment Manager had a payable of $94,535 and $207,783 due to MSCC, respectively, related to the funding of recurring administrative expenses required to support MSCC’s business.
Recent Developments
Subsequent to March 31, 2008, Main Street made a self-sponsored investment totaling $13.7 million in OMi Holdings, Inc., providing a “one stop” debt and equity financing for this designer, manufacturer and installer of overhead material handling equipment.
On April 1, 2008, Main Street repaid the $25 million outstanding balance borrowed under the Credit Agreement.
On April 9, 2008, Main Street exited its remaining debt investment in East Teak Hardwoods, Inc. (“East Teak”). Main Street realized a cash internal rate of return of approximately 24% on its total $4.2 million debt investment. Main Street continues to hold its original equity investment in East Teak, a leading provider of teak lumber, exotic hardwoods and hardwood products with operating locations in South Carolina and Washington.
On May 1, 2008, Main Street declared a quarterly dividend of $0.35 per share. This quarterly dividend will be paid based upon the accumulated taxable income recognized by Main Street, including excess undistributed taxable income from 2007 that was carried forward for distribution during 2008. The quarterly dividend will be payable on June 12, 2008 to stockholders of record on May 12, 2008.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any of our debt investments that include floating interest rates. The significant majority of our debt investments are made with fixed interest rates for the term of the investment. However, as of March 31, 2008, approximately 15.2% of our debt investment portfolio (at cost) bore interest at floating rates. All of our current outstanding indebtedness is subject to fixed interest rates for the 10-year life of such debt. As of March 31, 2008, we had not entered into any interest rate hedging arrangements. At March 31, 2008, based on our applicable levels of floating-rate debt investments, a 1% change in interest rates would not have a material effect on our level of interest income from debt investments.
Item 4. Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, our President and Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chairman and Chief Executive Officer, our President and Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Securities and Exchange Act of 1934. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.
Item 1A. Risk Factors.
There were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, that we filed with the SEC on March 21, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
During the first quarter of 2008, as a part of Main Street’s dividend reinvestment plan for our common stockholders, we directed the plan administrator to purchase 94,065 shares of our common stock for $1,248,255 in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend for the first quarter of 2008. The following chart summarizes repurchases of our common stock during the quarter ended March 31, 2008.

			Total Number of	Maximum (or
			Shares Purchased as	Approximate Dollar Value)
	Total Number	Average Price	Part of Publicly	of Shares that May Yet Be
	of Shares	Paid Per	Announced Plans	Purchased Under the Plans
Period	Purchased	Share	or Programs	or Programs
January 1, 2008 through January 31, 2008	—	$—	—	—
February 1, 2008 through February 29, 2008	47,400	$13.13	—	—
March 1, 2008 through March 31, 2008	46,665	$13.41	—	—
Item 6. Exhibits.
Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Main Street Capital Corporation
Date: May 14, 2008	/s/ Vincent D. Foster
Vincent D. Foster
Chairman and Chief Executive Officer (principal executive officer)

Date: May 14, 2008	/s/ Todd A. Reppert
Todd A. Reppert
President and Chief Financial Officer (principal financial officer)

Date: May 14, 2008	/s/ Michael S. Galvan
Michael S. Galvan
Vice President and Chief Accounting Officer (principal accounting officer)

Date: May 14, 2008	/s/ Rodger A. Stout
Rodger A. Stout
Senior Vice President-Finance & Administration, Chief Compliance Officer, Secretary and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.