Form 10-Q
period 2008-06-30
Main Street Capital CORP
filed 2008-08-13
CIK 1396440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                      to
Commission File Number: 001-33723
Main Street Capital Corporation
(Exact name of registrant as specified in its charter)

Maryland	41-2230745

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 Post Oak Boulevard, Suite 800
Houston, TX	77056

(Address of principal executive offices)	(Zip Code)
(713) 350-6000
(Registrant’s telephone number including area code)
n/a
(Former name, former address and former fiscal year if changed since last report)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of August 12, 2008 was 9,225,363.

MAIN STREET CAPITAL CORPORATION
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MAIN STREET CAPITAL CORPORATION
Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Investments at fair value:
Control investments (cost: $64,258,409 and $43,053,372 as of June 30, 2008 and December 31, 2007, respectively)	$70,135,635	$48,108,197
Affiliate investments (cost: $33,866,635 and $33,037,053 as of June 30, 2008 and December 31, 2007, respectively)	36,127,151	36,176,216
Non-Control/Non-Affiliate investments (cost: $6,133,213 and $3,381,001 as of June 30, 2008 and December 31, 2007, respectively)	6,551,980	3,741,001
Investment in affiliated Investment Manager (cost: $18,000,000 as of June 30, 2008 and December 31, 2007)	17,160,538	17,625,000

Total investments (cost: $122,258,257 and $97,471,426 as of June 30, 2008 and December 31, 2007, respectively)	129,975,304	105,650,414
Idle funds investments	—	24,063,261
Cash and cash equivalents	40,858,475	41,889,324

Other assets	1,203,954	1,574,888
Deferred financing costs (net of accumulated amortization of $668,532 and $529,952 as of June 30, 2008 and December 31, 2007, respectively)	1,547,949	1,670,135

Total assets	$173,585,682	$174,848,022

LIABILITIES
SBIC debentures	$55,000,000	$55,000,000
Deferred tax liability	481,402	3,025,672
Interest payable	1,100,589	1,062,672
Accounts payable and other liabilities	345,956	610,470

Total liabilities	56,927,947	59,698,814
Commitments and contingencies

NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized and 8,959,718 shares issued and outstanding as of June 30, 2008 and December 31, 2007)	89,597	89,597
Additional paid in capital	104,076,033	104,076,033
Undistributed net realized earnings	5,685,966	6,067,131
Net unrealized appreciation of investments, net of income taxes	6,806,139	4,916,447

Total net assets	116,657,735	115,149,208

Total liabilities and net assets	$173,585,682	$174,848,022

Net asset value per share	$13.02	$12.85

See accompanying notes to consolidated financial statements.

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$2,667,708	$1,130,478	$4,574,610	$2,254,431
Affiliate investments	1,043,901	1,577,492	2,108,862	2,508,657
Non-Control/Non-Affiliate investments	309,643	219,063	742,996	417,413

Total interest, fee and dividend income	4,021,252	2,927,033	7,426,468	5,180,501
Interest from idle funds and other	155,659	215,251	777,809	374,360

Total investment income	4,176,911	3,142,284	8,204,277	5,554,861
EXPENSES:
Management fees to affiliate	—	(499,979)	—	(999,958)
Interest	(921,206)	(840,588)	(1,803,842)	(1,547,242)
General and administrative	(669,130)	(135,570)	(1,309,799)	(171,335)
Professional costs related to initial public offering	—	(695,250)	—	(695,250)

Total expenses	(1,590,336)	(2,171,387)	(3,113,641)	(3,413,785)

NET INVESTMENT INCOME	2,586,575	970,897	5,090,636	2,141,076

NET REALIZED GAIN (LOSS) FROM INVESTMENTS:
Control investments	—	—	—	611,250
Affiliate investments	99,154	(150,000)	710,404	256,179
Non-Control/Non-Affiliate investments	—	—	—	(270,538)

Total net realized gain (loss) from investments	99,154	(150,000)	710,404	596,891

NET REALIZED INCOME	2,685,729	820,897	5,801,040	2,737,967

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) FROM INVESTMENTS:
Control investments	(186,405)	20,000	884,704	(641,250)
Affiliate investments	(443,584)	450,001	(940,952)	663,822
Non-Control/Non-Affiliate investments	58,766	39,999	58,766	349,832
Investment in affiliated Investment Manager	(234,733)	—	(464,462)	—

Total net change in unrealized appreciation (depreciation) from investments	(805,956)	510,000	(461,944)	372,404

Income tax benefit	2,608,324	—	2,351,636	—

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$4,488,097	$1,330,897	$7,690,732	$3,110,371

NET INVESTMENT INCOME PER COMMON SHARE-BASIC AND DILUTED	$0.29	$0.11	$0.57	$0.25

NET REALIZED INCOME PER COMMON SHARE-BASIC AND DILUTED	$0.30	$0.10	$0.65	$0.32

DIVIDENDS/DISTRIBUTIONS PER COMMON SHARE	$0.35	$0.12	$0.69	$0.54

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE-BASIC AND DILUTED	$0.50	$0.16	$0.86	$0.36

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING-BASIC AND DILUTED	8,959,718	8,526,726	8,959,718	8,526,726

See accompanying notes to consolidated financial statements.

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Changes in Net Assets
(Unaudited)

							Net
							Unrealized
							Appreciation
						Accumulated	from
	Members’	Limited	Common Stock		Additional	Undistributed	Investments,	Total
	Capital	Partners’	Number	Par	Paid In	Net Realized	net of	Net
	(General Partner)	Capital	of Shares	Value	Capital	Income	Income Taxes	Assets

Balances at January 1, 2007	$181,770	$25,239,239	—	$—	$—	$4,266,043	$13,585,479	$43,272,531
Capital contributions	—	47,465	—	—	—	—	—	47,465
Distributions to partners	—	—	—	—	—	(4,587,500)	—	(4,587,500)

Net increase resulting from operations:	—	—	—	—	—	2,737,967	372,404	3,110,371

Balances at June 30, 2007	$181,770	$25,286,704	—	$—	$—	$2,416,510	$13,957,883	$41,842,867

Balances at January 1, 2008	$—	$—	8,959,718	$89,597	$104,076,033	$6,067,131	$4,916,447	$115,149,208
Dividends paid to stockholders	—	—	—	—	—	(6,182,205)	—	(6,182,205)

Net increase resulting from operations	—	—	—	—	—	5,801,040	1,889,692	7,690,732

Balances at June 30, 2008	$—	$—	8,959,718	$89,597	$104,076,033	$5,685,966	$6,806,139	$116,657,735

See accompanying notes to consolidated financial statements.

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months
	Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations:	$7,690,732	$3,110,371
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Accretion of unearned income	(595,189)	(412,929)
Net payment-in-kind interest accrual	(223,439)	1,551
Amortization of deferred financing costs	138,580	90,227
Net change in unrealized (appreciation) depreciation from investments	461,944	(372,404)
Net realized gain from investments	(710,404)	(596,891)
Changes in other assets and liabilities:
Interest receivable	165,365	31,828
Other assets	220,891	(30,620)
Deferred tax liability	(2,544,270)	—
Interest payable	—	161,758
Accounts payable — offering costs	—	424,914
Accounts payable and other liabilities	(259,446)	43,743
Deferred debt origination fees received	377,366	197,711

Net cash provided by operating activities	4,722,130	2,649,259

CASH FLOWS FROM INVESTMENT ACTIVITIES
Investments in portfolio companies	(30,211,460)	(10,257,746)
Principal payments received on loans and debt securities	5,747,542	5,440,540
Proceeds from sale of equity securities and related notes	846,277	1,127,250
Proceeds from idle funds investments	24,063,261	—

Net cash provided by (used in) investment activities	445,620	(3,689,956)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital contributions	—	47,465
Distributions to members and partners	—	(4,587,500)
Dividends paid to stockholders	(6,182,205)	—
Proceeds from issuance of SBIC debentures	—	9,900,000
Payment of deferred offering costs	—	(185,201)
Payment of deferred loan costs and SBIC debenture fees	(16,394)	(240,075)

Net cash provided by (used in) financing activities	(6,198,599)	4,934,689

Net increase (decrease) in cash and cash equivalents	(1,030,849)	3,893,992
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	41,889,324	13,768,719

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,858,475	$17,662,711

See accompanying notes to consolidated financial statements.

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2008
(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3):

Café Brazil, LLC	Casual Restaurant
12% Secured Debt (Maturity — April 20, 2009)	Group	$2,750,000	$2,719,649	$2,750,000
Member Units (7) (Fully diluted 42.3%)			41,837	1,250,000

			2,761,486	4,000,000

Ceres Management, LLC (Lambs)	Automotive Maintenance
14% Secured Debt (Maturity — May 31, 2013)	Services	2,400,000	2,352,548	2,352,548
Member Units (Fully diluted 42.0%)			1,200,000	1,200,000

			3,552,548	3,552,548

CBT Nuggets, LLC	Produces and Sells
14% Secured Debt (Maturity — June 1, 2011)	IT Certification	1,860,000	1,811,640	1,860,000
Member Units (Fully diluted 29.1%)	Training Videos		432,000	1,500,000
Warrants (Fully diluted 10.5%)			72,000	450,000

			2,315,640	3,810,000

Gulf Manufacturing, LLC	Industrial Metal
Prime plus 1% Secured Debt (Maturity — August 31, 2012)	Fabrication	1,200,000	1,189,653	1,200,000
13% Secured Debt (Maturity — August 31, 2012)		2,000,000	1,823,923	1,980,000
Member Units (Fully diluted 18.4%)			472,000	1,020,000
Warrants (Fully diluted 8.4%)			160,000	550,000

			3,645,576	4,750,000

Hawthorne Customs & Dispatch Services, LLC	Transportation/
13% Secured Debt (Maturity — January 31, 2011)	Logistics	1,275,000	1,239,265	1,239,265
Member Units (7) (Fully diluted 27.8%)			375,000	435,000
Warrants (Fully diluted 16.5%)			37,500	230,000

			1,651,765	1,904,265

Hydratec Holdings, LLC	Agricultural Services
12.5% Secured Debt (Maturity — October 31, 2012)		5,700,000	5,597,280	5,597,280
Prime plus 1% Secured Debt (Maturity — October 31, 2012)		1,495,244	1,477,911	1,477,911
Member Units (Fully diluted 60%)			1,800,000	1,800,000

			8,875,191	8,875,191

Jensen Jewelers of Idaho, LLC	Retail Jewelry
Prime Plus 2% Secured Debt (Maturity — November 14, 2011)		1,200,000	1,182,662	1,200,000
13% current / 6% PIK Secured Debt (Maturity — November 14, 2011)		1,102,310	1,079,430	1,102,311
Member Units (7) (Fully diluted 25.1%)			376,000	815,000

			2,638,092	3,117,311

Magna Card, Inc.	Wholesale/Consumer
12% current / 0.4% PIK Secured Debt (Maturity — September 30, 2010)	Magnetic Products	1,979,609	1,979,609	—
Warrants (Fully diluted 35.8%)			100,000	—

			2,079,609	—

NAPCO Precast, LLC	Precast Concrete
18% Secured Debt (Maturity — February 1, 2013)	Manufacturing	7,000,000	6,867,377	7,000,000
Prime plus 2% Secured Debt (Maturity — February 1, 2013)		4,000,000	3,962,675	4,000,000
Warrants (Fully diluted 36.1%)			2,000,000	4,400,000

			12,830,052	15,400,000

OMi Holdings, Inc.	Manufacturer of
12% Secured Debt (Maturity — March 31, 2013)	Overhead Cranes	7,020,000	6,955,144	6,955,144
Common Stock (Fully diluted 28.8%)			900,000	900,000

			7,855,144	7,855,144

Quest Design & Production, LLC	Design and Fabrication
10% Secured Debt (Maturity — June 30, 2013)	of Custom Display	600,000	600,000	600,000
0% Secured Debt (Maturity — June 30, 2013)	Systems	2,000,000	1,865,060	1,400,000
Warrants (Fully diluted 40.0%)			1,595,858	—
Warrants (Fully diluted 20.0%)			40,000	—

			4,100,918	2,000,000

TA Acquisition Group, LP	Processor of
12% Secured Debt (Maturity — July 29, 2010)	Construction	1,320,000	1,287,025	1,320,000
Partnership Interest (7) (Fully diluted 18.3%)	Aggregates		357,500	3,435,000
Warrants (Fully diluted 18.3%)			82,500	3,450,000

			1,727,025	8,205,000

Universal Scaffolding & Equipment, LLC	Manufacturer of
Prime plus 1% Secured Debt (Maturity — August 17, 2012)	Scaffolding and	1,002,083	993,497	993,497
13% current / 5% PIK Secured Debt (Maturity — August 17, 2012)	Shoring Equipment	3,278,029	3,222,179	3,222,179
Member Units (Fully diluted 18.4%)			992,063	1,025,000

			5,207,739	5,240,676

Uvalco Supply, LLC
Member Units (Fully diluted 37.5%)	Farm and Ranch Supply		787,500	1,125,500

Wicks N’ More, LLC	Manufacturer of
12% Secured Debt (Maturity — April 26, 2011)	High-end Candles	3,816,680	3,552,124	212,000
8% Secured Debt (Maturity — April 1, 2009)		78,000	78,000	78,000
Prime Secured Debt (Maturity — March 9, 2009)		30,000	30,000	10,000
Member Units (Fully diluted 11.5%)			360,000	—
Warrants (Fully diluted 21.3%)			210,000	—

			4,230,124	300,000

Subtotal Control Investments			64,258,409	70,135,635

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2008
(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Affiliate Investments (4):

Advantage Millwork Company, Inc.	Manufacturer/Distributor
12% Secured Debt (Maturity — February 5, 2012)	of Wood Doors	3,066,667	2,941,163	2,940,000
Warrants (Fully diluted 12.2%)			97,808	97,808

			3,038,971	3,037,808

American Sensor Technologies, Inc.	Manufacturer of
Prime plus 0.5% Secured Debt (Maturity — May 31, 2010)	Commercial/	3,800,000	3,800,000	3,800,000
Warrants (Fully diluted 20.0%)	Industrial Sensors		50,000	750,000

			3,850,000	4,550,000

Carlton Global Resources, LLC	Processor of
13% PIK Secured Debt (Maturity — November 15, 2011)	Industrial Minerals	4,791,944	4,655,835	750,000
Member Units (Fully diluted 8.5%)			400,000	—

			5,055,835	750,000

Houston Plating & Coatings, LLC	Plating & Industrial
Prime plus 2% Secured Debt (Maturity — July 19, 2011)	Coating Services	100,000	100,000	100,000
Member Units (7) (Fully diluted 10.3%)			210,000	2,525,000

			310,000	2,625,000

KBK Industries, LLC	Specialty Manufacturer
14% Secured Debt (Maturity — January 23, 2011)	of Oilfield and	3,937,500	3,758,254	3,937,500
8% Secured Debt (Maturity — July 1, 2009)	Industrial Products	625,000	625,000	625,000
8% Secured Debt (Maturity — March 31, 2009)		337,500	337,500	337,500
Member Units (7) (Fully diluted 14.5%)			187,500	700,000

			4,908,254	5,600,000

Laurus Healthcare, LP	Healthcare Facilities
13% Secured Debt (Maturity — May 7, 2009)		2,835,000	2,788,839	2,835,000
Warrants (Fully diluted 18.2%)			105,000	1,200,000

			2,893,839	4,035,000

National Trench Safety, LLC	Trench & Traffic
10% PIK Debt (Maturity — April 16, 2014)	Safety Equipment	384,197	384,197	384,197
Member Units (Fully diluted 10.9%)			1,792,308	1,792,308

			2,176,505	2,176,505

Pulse Systems, LLC	Manufacturer of
14% Secured Debt (Maturity — June 1, 2009)	Components for	2,110,819	2,081,939	2,110,000
Warrants (Fully diluted 7.4%)	Medical Devices		132,856	400,000

			2,214,795	2,510,000

Transportation General, Inc.	Taxi Cab/Transportation
13% Secured Debt (Maturity — May 31, 2010)	Services	3,500,000	3,421,920	3,500,000
Warrants (Fully diluted 24.0%)			70,000	340,000

			3,491,920	3,840,000

Turbine Air Systems, Ltd.	Commercial/Industrial
12% Secured Debt (Maturity — October 11, 2011)	Chilling Systems	1,000,000	915,118	1,000,000

Vision Interests, Inc.	Manufacturer/
13% Secured Debt (Maturity — June 5, 2012)	Installer of Commercial	3,760,000	3,559,738	3,760,000
Common Stock (Fully diluted 8.9%)	Signage		372,000	610,000
Warrants (Fully diluted 11.2%)			160,000	610,000

			4,091,738	4,980,000

WorldCall, Inc.	Telecommunication/
13% Secured Debt (Maturity — October 22, 2009)	Information Services	646,225	623,028	640,000
Common Stock (Fully diluted 9.9%)			296,632	382,838

			919,660	1,022,838

Subtotal Affiliate Investments			33,866,635	36,127,151

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2008
(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Non-Control/Non-Affiliate Investments (5):

East Teak Fine Hardwoods, Inc.
Common Stock (Fully diluted 3.3%)	Hardwood Products		130,000	490,000

Hayden Acquisition, LLC	Manufacturer of
12% Secured Debt (Maturity — March 9, 2009)	Utility Structures	1,800,000	1,770,605	1,770,605

Support Systems Homes, Inc.	Manages Substance
15% Current Debt (Maturity — August 21, 2018)	Abuse Treatment Centers	241,375	241,375	241,375

Technical Innovations, LLC	Manufacturer of
13.5% Secured Debt (Maturity — January 16, 2015)	Specialty Cutting Tools and Punches	4,050,000	3,991,233	4,050,000

Subtotal Non-Control/Non- Affiliate Investments			6,133,213	6,551,980

Main Street Capital Partners, LLC (Investment Manager) 100% of Membership Interests	Asset Management		18,000,000	17,160,538

Total Portfolio Investments, June 30, 2008			$122,258,257	$129,975,304

(1)	All debt investments are income producing. Equity and warrants are non-income producing, unless otherwise noted.

(2)	See footnote C for summary geographic location of portfolio companies.

(3)
Control investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”), as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.

(4)	Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned.

(5)	Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments.

(6)	Net of prepayments and accumulated unearned income.

(7)	Income producing through payment of dividends or distributions.

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2007

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3):

Café Brazil, LLC	Casual Restaurant
12% Secured Debt (Maturity — April 20, 2009)	Group	$2,750,000	$2,702,931	$2,702,931
Member Units (7) (Fully diluted 42.3%)			41,837	1,250,000

			2,744,768	3,952,931

CBT Nuggets, LLC	Produces and Sells
Prime plus 2% Secured Debt (Maturity — June 1, 2011)	IT Certification	360,000	354,678	354,678
14% Secured Debt (Maturity — June 1, 2011)	Training Videos	1,860,000	1,805,275	1,805,275
Member Units (Fully diluted 29.1%)			432,000	1,145,000
Warrants (Fully diluted 10.5%)			72,000	345,000

			2,663,953	3,649,953

Gulf Manufacturing, LLC	Industrial Metal
Prime plus 1% Secured Debt (Maturity — August 31, 2012)	Fabrication	1,200,000	1,188,636	1,188,636
13% Secured Debt (Maturity — August 31, 2012)		2,000,000	1,809,216	1,809,216
Member Units (Fully diluted 18.4%)			472,000	472,000
Warrants (Fully diluted 8.4%)			160,000	250,000

			3,629,852	3,719,852

Hawthorne Customs & Dispatch Services, LLC	Transportation/
13% Secured Debt (Maturity — January 31, 2011)	Logistics	1,350,000	1,304,693	1,304,693
Member Units (7) (Fully diluted 27.8%)			375,000	435,000
Warrants (Fully diluted 16.5%)			37,500	230,000

			1,717,193	1,969,693

Hayden Acquisition, LLC	Manufacturer of
12% Secured Debt (Maturity — March 9, 2009)	Utility Structures	1,955,000	1,901,040	1,901,040

Hydratec Holdings, LLC 12.5% Secured Debt (Maturity — October 31, 2012)	Agricultural Services	5,700,000	5,588,729	5,588,729
Prime plus 1% Secured Debt (Maturity — October 31, 2012)		1,845,244	1,825,911	1,825,911
Member Units (Fully diluted 60%)			1,800,000	1,800,000

			9,214,640	9,214,640

Jensen Jewelers of Idaho, LLC Prime Plus 2% Secured Debt (Maturity — November 14, 2011)	Retail Jewelry	1,200,000	1,180,509	1,180,509
13% current / 6% PIK Secured Debt (Maturity — November 14, 2011)		1,069,457	1,044,190	1,044,190
Member Units (7) (Fully diluted 25.1%)			376,000	815,000

			2,600,699	3,039,699

Magna Card, Inc.	Wholesale/Consumer
12% current / 0.4% PIK Secured Debt (Maturity — September 30, 2010)	Magnetic Products	2,021,079	1,958,775	—
Warrants (Fully diluted 35.8%)			100,000	—

			2,058,775	—

Quest Design & Production, LLC	Design and Fabrication
8% current / 5% PIK Secured Debt (Maturity — December 1, 2010)	of Custom Display	3,991,542	3,964,853	3,964,853
Warrants (Fully diluted 26.0%)	Systems		40,000	40,000

			4,004,853	4,004,853

TA Acquisition Group, LP	Processor of
12% Secured Debt (Maturity — July 29, 2010)	Construction	1,870,000	1,813,789	1,813,789
Partnership Interest (7) (Fully diluted 18.3%)	Aggregates		357,500	3,435,000
Warrants (Fully diluted 18.3%)			82,500	3,450,000

			2,253,789	8,698,789

Technical Innovations, LLC	Manufacturer of
12% Secured Debt (Maturity — October 31, 2009)	Specialty Cutting	787,500	748,716	748,716
Prime Secured Debt (Maturity — October 31, 2009)	Tools and Punches	262,500	249,572	249,572

			998,288	998,288

Universal Scaffolding & Equipment, LLC	Manufacturer of
Prime plus 1% Secured Debt (Maturity — August 16, 2012)	Scaffolding and	1,122,333	1,111,741	1,111,741
13% current / 5% PIK Secured Debt (Maturity — August 16, 2012)	Shoring Equipment	3,196,376	3,136,274	3,136,274
Member Units (Fully diluted 18.4%)			992,063	1,025,000

			5,240,078	5,273,015

Wicks N’ More, LLC	Manufacturer of
12% Secured Debt (Maturity — April 26, 2011)	High-end Candles	3,720,000	3,455,444	1,685,444
Member Units (Fully diluted 11.5%)			360,000	—
Warrants (Fully diluted 21.3%)			210,000	—

			4,025,444	1,685,444

Subtotal Control Investments			43,053,372	48,108,197

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2007

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Affiliate Investments (4):

Advantage Millwork Company, Inc.	Manufacturer/Distributor
12% Secured Debt (Maturity — February 5, 2012)	of Wood Doors	2,666,667	2,547,510	2,547,510
Warrants (Fully diluted 10.9%)			87,120	87,120

			2,634,630	2,634,630

American Sensor Technologies, Inc.	Manufacturer of
Prime plus 0.5% Secured Debt (Maturity — May 31, 2010)	Commercial/	3,500,000	3,404,755	3,404,755
Warrants (Fully diluted 20.0%)	Industrial Sensors		50,000	750,000

			3,454,755	4,154,755

Carlton Global Resources, LLC	Processor of
13% PIK Secured Debt (Maturity — November 15, 2011)	Industrial Minerals	4,687,777	4,555,835	2,618,421
Member Units (Fully diluted 8.5%)			400,000	—

			4,955,835	2,618,421

Houston Plating & Coatings, LLC	Plating & Industrial
Prime plus 2% Secured Debt (Maturity — July 19, 2011)	Coating Services	100,000	100,000	100,000
Member Units (7) (Fully diluted 11.8%)			210,000	2,450,000

			310,000	2,550,000

KBK Industries, LLC	Specialty Manufacturer
14% Secured Debt (Maturity — January 23, 2011)	of Oilfield and	3,937,500	3,730,881	3,730,881
8% Secured Debt (Maturity — July 1, 2009)	Industrial Products	623,063	623,063	623,063
Prime Plus 2% Secured Debt (Maturity — January 31, 2008)			75,000	686,250
Member Units (7) (Fully diluted 14.5%)			187,500	700,000

			4,616,444	5,740,194

Laurus Healthcare, LP 13% Secured Debt (Maturity — May 7, 2009)	Healthcare Facilities	3,010,000	2,934,625	2,934,625
Warrants (Fully diluted 18.2%)			105,000	715,000

			3,039,625	3,649,625

National Trench Safety, LLC	Trench & Traffic
10% PIK Debt (Maturity — April 16, 2014)	Safety Equipment	365,334	314,805	314,805
Member Units (Fully diluted 10.9%)			1,792,308	1,792,308

			2,107,113	2,107,113

Pulse Systems, LLC	Manufacturer of
14% Secured Debt (Maturity — June 1, 2009)	Components for	2,307,498	2,260,420	2,260,420
Warrants (Fully diluted 6.6%)	Medical Devices		118,000	350,000

			2,378,420	2,610,420

Transportation General, Inc.	Taxi Cab/Transportation
13% Secured Debt (Maturity — May 31, 2010)	Services	3,600,000	3,501,966	3,501,966
Warrants (Fully diluted 24.0%)			70,000	340,000

			3,571,966	3,841,966

Turbine Air Systems, Ltd.	Commercial/Industrial
12% Secured Debt (Maturity — October 11, 2011)	Chilling Systems	1,000,000	905,213	905,213

Vision Interests, Inc.	Manufacturer/
13% Secured Debt (Maturity — June 5, 2012)	Installer of Commercial	3,760,000	3,541,662	3,541,662
Common Stock (Fully diluted 8.9%)	Signage		372,000	372,000
Warrants (Fully diluted 11.2%)			160,000	375,000

			4,073,662	4,288,662

WorldCall, Inc.	Telecommunication/
13% Secured Debt (Maturity — October 22, 2009)	Information Services	782,500	745,217	745,217
Common Stock (Fully diluted 6.2%)			169,173	180,000
Warrants (Fully diluted 13.4%)			75,000	150,000

			989,390	1,075,217

Subtotal Affiliate Investments			33,037,053	36,176,216

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2007

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Non-Control/Non-Affiliate Investments (5):

East Teak Fine Hardwoods, Inc.	Hardwood Products
13% Current/5.5% PIK Secured Debt (Maturity — April 13, 2011)		1,651,028	1,586,391	1,586,391
Common Stock (Fully diluted 3.3%)			130,000	490,000

			1,716,391	2,076,391

Support Systems Homes, Inc.	Manages Substance
14% Current/4% PIK Secured Debt (Maturity — June 5, 2012)	Abuse Treatment	1,525,674	1,507,596	1,507,596
8% Secured Debt (Maturity — June 5, 2012)	Centers	158,888	157,014	157,014

			1,664,610	1,664,610

Subtotal Non-Control/Non-Affiliate Investments			3,381,001	3,741,001

Main Street Capital Partners, LLC (Investment Manager) 100% of Membership Interests	Asset Management		18,000,000	17,625,000

Total Portfolio Investments, December 31, 2007			$97,471,426	$105,650,414

Idle Fund Investments	Investments in U.S.
4.691% Federal Home Loan Bank Discount Note	Agency Securities
(Maturity — April 11, 2008)		3,500,000	$3,421,791	$3,421,791
4.691% Federal National Mortgage Association Discount Note (Maturity — April 2, 2008)		3,500,000	3,425,490	3,425,490
4.675% Federal Home Loan Bank Discount Note (Maturity — March 20, 2008)		3,500,000	3,431,089	3,431,089
4.668% Federal Home Loan Bank Discount Note (Maturity — March 5, 2008)		3,500,000	3,437,408	3,437,408
4.673% Federal Home Loan Bank Discount Note (Maturity — February 20, 2008)		3,500,000	3,443,197	3,443,197
4.77% Federal Home Loan Mortgage Corp Discount Note (Maturity — February 7, 2008)		3,500,000	3,448,948	3,448,948
4.64% Federal National Mortgage Association Discount Note (Maturity — January 23, 2008)		3,500,000	3,455,338	3,455,338

Total Idle Fund Investments, December 31, 2007			$24,063,261	$24,063,261

(1)	All debt investments are income producing. Equity and warrants are non-income producing, unless otherwise noted.

(2)	See footnote C for summary geographic location of portfolio companies.

(3)
Control investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”), as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.

(4)	Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned.

(5)	Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments.

(6)	Net of prepayments and accumulated unearned income.

(7)	Income producing through payment of dividends or distributions.

MAIN STREET CAPITAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
NOTE A — ORGANIZATION AND BASIS OF PRESENTATION
1. Organization
Main Street Capital Corporation (“MSCC”) was formed on March 9, 2007, for the purpose of (i) acquiring 100% of the equity interests of Main Street Mezzanine Fund, LP (the “Fund”) and its general partner, Main Street Mezzanine Management, LLC (the “General Partner”), (ii) acquiring 100% of the equity interests of Main Street Capital Partners, LLC (the “Investment Manager”), (iii) raising capital in an initial public offering, which was completed in October 2007 (the “Offering”), and (iv) thereafter operating as an internally managed business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The transactions discussed above were consummated in October 2007 and are collectively termed the “Formation Transactions.” The term “Main Street” refers to the Fund and the General Partner prior to the Offering and to MSCC and its subsidiaries, including the Fund and the General Partner, subsequent to the Offering.
Immediately following the Formation Transactions, Main Street Equity Interests, Inc. (“MSEI”) was created as a wholly owned consolidated subsidiary of MSCC. MSEI has elected for tax purposes to be treated as a taxable entity and is taxed at normal corporate tax rates based on its taxable income.
2. Basis of Presentation
Main Street’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). For the three and six months ended June 30, 2008 and 2007, the consolidated financial statements of Main Street include the accounts of MSCC, the Fund, MSEI and the General Partner. The Formation Transactions involved an exchange of equity interests between companies under common control. In accordance with the guidance on exchanges of equity interests between entities under common control contained in Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”), Main Street’s results of operations for the three and six months ended June 30, 2007, and cash flows for the six months ended June 30, 2007, are presented as if the Formation Transactions had occurred as of January 1, 2007. Main Street’s results of operations for the three and six months ended June 30, 2008, and 2007, cash flows for the six months ended June 30, 2008, and 2007 and financial positions as of June 30, 2008, and December 31, 2007, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its subsidiaries have been eliminated in consolidation. As a result of adopting the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), in the first quarter of 2008, certain reclassifications have been made to prior period balances to conform with the current financial statement presentation.
The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2007. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the Audit and Accounting Guide for Investment Companies issued by the American Institute of Certified Public Accountants (the “AICPA Guide”), Main Street is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company. An exception to this general principle in the AICPA Guide occurs if Main Street owns a controlled operating company that provides all or substantially all of its services directly to Main Street or to an investment company of Main Street’s. None of the investments made by Main Street qualify for this exception. Therefore, Main Street’s portfolio investments are carried on the balance sheet at fair value, as discussed further in note B, with any adjustments to fair value recognized as “Net Change in Unrealized Appreciation (Depreciation) from Investments” on the Statement of Operations until the investment is disposed of, resulting in any gain or loss on exit being recognized as a “Net Realized Gain (Loss) from Investments.”

Portfolio Investment Classification
Main Street classifies its portfolio investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in which Main Street owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation. Under the 1940 Act, “Affiliate Investments” are defined as investments in which Main Street owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-Control/Non-Affiliate Investments” are defined as investments that are neither Control investments nor Affiliate investments. The “Investment in affiliated Investment Manager” represents Main Street’s investment in a wholly owned investment manager subsidiary that is accounted for as a portfolio investment of Main Street.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
1. Valuation of Investments
Main Street accounts for its portfolio investments at fair value. As a result, Main Street adopted the provisions of SFAS 157 in the first quarter of 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. SFAS 157 requires Main Street to assume that the portfolio investment is to be sold in the principal market to market participants, or in the absence of a principal market, in the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with SFAS 157, Main Street has considered its principal market, or the market in which Main Street exits its portfolio investments with the greatest volume and level of activity. Prior to the adoption of SFAS 157, Main Street reported unearned income as a single line item on the consolidated balance sheets and consolidated schedule of investments. Upon adoption of SFAS 157, Main Street changed its balance sheet presentation for all periods to reclassify unearned income to the associated debt investments. This change in presentation had no impact on the overall net cost or fair value of Main Street’s investment portfolio and had no impact on Main Street’s financial position or results of operations.
Main Street’s business plan calls for it to invest primarily in illiquid securities issued by private companies and/or thinly traded public companies. These investments may be subject to restrictions on resale and will generally have no established trading market. As a result, Main Street determines in good faith the fair value of its portfolio investments pursuant to a valuation policy in accordance with SFAS 157 and a valuation process approved by its Board of Directors and in accordance with the 1940 Act. Main Street reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes this analysis in the valuation process. Main Street’s valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio.
Control investments are composed of equity and debt securities for which Main Street has the ability to nominate a majority of the portfolio company’s board of directors. Market quotations are not readily available for Main Street’s control investments. As a result, Main Street determines the fair value of Control investments using a combination of market and income approaches. Under the market approach, Main Street will typically use the enterprise value methodology to determine the fair value of these investments. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of earnings before income taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, Main Street analyzes various factors, including the portfolio company’s historical and projected financial results. Main Street allocates the enterprise value to these investments in order of the legal priority of the investments. Main Street will also use the income approach to determine the fair value of these securities, based on projections of the discounted future free cash flows that the portfolio company or the debt security will likely generate. The valuation approaches for Main Street’s control investments estimate the value of the investment if it were to sell, or exit, the investment, assuming the highest and best use of the investment by market participants. In addition, these valuation approaches consider the value associated with Main Street’s ability to control the capital structure of the portfolio company, as well as the timing of a potential exit.

Non-control investments are composed of debt and equity securities for which Main Street does not have a controlling interest, or the ability to nominate a majority of the board of directors, and for which market quotations for Main Street’s non-control investments are not readily available. For Main Street’s non-control equity investments, Main Street primarily uses the market approach to value its equity investments and the income approach to value its debt instruments. For non-control debt investments, Main Street determines the fair value primarily using a yield approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Main Street’s estimate of the expected repayment date of a debt security is generally the legal maturity date of the instrument, as Main Street generally intends to hold its loans to maturity. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. Main Street will use the value determined by the yield analysis as the fair value for that security; however, because of Main Street’s intent to hold its loans to maturity, the fair value will not exceed the cost of the investment. A change in the assumptions that Main Street uses to estimate the fair value of its debt securities using the yield analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or a debt security is in workout status, Main Street may consider other factors in determining the fair value of a debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis.
Due to the inherent uncertainty in the valuation process, Main Street’s estimate of fair value may differ materially from the values that would have been used had a ready market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. Main Street determines the fair value of each individual investment and records changes in fair value as unrealized appreciation or depreciation.
Main Street uses a standard investment ranking system in connection with its investment oversight, portfolio management/analysis and investment valuation procedures. This system takes into account both quantitative and qualitative factors of the portfolio company and the investments held. Each quarter, Main Street estimates the fair value of each portfolio investment, and the Board of Directors of Main Street oversees, reviews and approves, in good faith, Main Street’s fair value estimates consistent with the 1940 Act requirements.
Duff & Phelps, LLC, an independent valuation firm (“Duff & Phelps”), has provided third-party valuation consulting services to Main Street, which consisted of certain mutually agreed limited procedures that Main Street identified and requested Duff & Phelps to perform (hereinafter referred to as the “Procedures”). During 2007, Main Street asked Duff & Phelps to perform the Procedures, at each quarter end, by reviewing a select number of investments each quarter. By year end, Duff & Phelps had reviewed a total of 24 portfolio companies comprising approximately 77% of the total portfolio investments at fair value as of December 31, 2007. The Procedures were performed on investments in 6 portfolio companies for each quarter ended March 31, 2007, June 30, 2007, and September 30, 2007. For the quarter ended December 31, 2007, the Procedures were performed on investments in 5 portfolio companies. In addition, Duff & Phelps performed the Procedures on the investment in the Investment Manager at the beginning of 2007. For the six months ended June 30, 2008, the Procedures were performed on investments in 13 portfolio companies comprising approximately 37% of the total portfolio investments at fair value as of June 30, 2008, with the Procedures performed on investments in 5 portfolio companies for the quarter ended March 31, 2008, and investments in 8 portfolio companies for the quarter ended June 30, 2008. Upon completion of the Procedures in each case, Duff & Phelps concluded that the fair value, as determined by Main Street, of those investments subjected to the Procedures did not appear to be unreasonable. The Board of Directors of Main Street is ultimately and solely responsible for overseeing, reviewing and approving, in good faith, Main Street’s estimate of the fair value for the investments.
Main Street believes its investments as of June 30, 2008, and December 31, 2007, approximate fair value based on the market in which Main Street operates and other conditions in existence at those reporting periods.
2. Interest and Dividend Income
Main Street records interest and dividend income on the accrual basis to the extent amounts are expected to be collected. In accordance with Main Street’s valuation policy, Main Street evaluates accrued interest periodically for collectibility. When a loan or debt security becomes 90 days or more past due, and if Main Street otherwise does not expect the debtor to be able to service all of its debt or other obligations, Main Street will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding ability to service the debt or other obligations, or if a loan or debt security is fully impaired or written off, Main Street will remove it from non-accrual status. Dividend income is recorded as dividends are declared or at the point an obligation exists for the portfolio company to make a distribution.
Main Street holds debt instruments in its portfolio that contain payment-in-kind (“PIK”) interest provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment.
As of June 30, 2008, Main Street had two investments on non-accrual status. These investments comprised approximately 0.9% of the total portfolio investments at fair value as of June 30, 2008 (excluding Main Street’s investment in the Investment Manager). As of December 31, 2007, Main Street had one investment that was on non-accrual status. This investment comprised approximately 3.1% of the total portfolio investments at fair value as of December 31, 2007 (excluding Main Street’s investment in the Investment Manager).

3. Fee Income — Structuring and Advisory Services
Main Street may periodically provide services, including structuring and advisory services, to its portfolio companies. For services that are separately identifiable and evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment or other applicable transaction closes. Fees received in connection with debt financing transactions for services that do not meet these criteria are treated as debt origination fees and are accreted into interest income over the life of the financing.
4. Unearned Income — Debt Origination Fees and Original Issue Discount
Main Street capitalizes upfront debt origination fees received in connection with financings and reflects such fees as unearned income netted against investments. Main Street will also capitalize and offset direct loan origination costs against the origination fees received. The unearned income from the fees, net of direct debt origination costs, is accreted into interest income based on the effective interest method over the life of the financing.
In connection with its debt investments, Main Street sometimes receives nominal cost warrants (“nominal cost equity”) that are valued as part of the negotiation process with the particular portfolio company. When Main Street receives nominal cost equity, Main Street allocates its cost basis in its investment between its debt securities and its nominal cost equity at the time of origination. Any resulting discount from recording the debt is reflected as unearned income, which is netted against the investment and accreted into interest income based on the effective interest method over the life of the debt.
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
MSCC’s wholly owned subsidiary, MSEI, is a taxable entity which holds certain portfolio investments of Main Street. MSEI is consolidated with Main Street for U.S. GAAP reporting purposes, and the portfolio investments held by MSEI are included in Main Street’s consolidated financial statements. The purpose of MSEI is to permit Main Street to hold equity investments in portfolio companies which are “pass through” entities for tax purposes in order to comply with the “source income” requirements contained in the RIC tax provisions of the Code. MSEI is not consolidated with Main Street for income tax purposes and may generate income tax expense as a result of MSEI’s ownership of certain portfolio investments. This income tax expense, if any, is reflected in Main Street’s Consolidated Statement of Operations.
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
8. Recently Issued Accounting Standards
In June 2008, the Financial Accounting Standards Board (“FASB”) issued EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FASB Staff Position (“FSP”) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”). This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this FSP. Early application is not permitted. Main Street is currently analyzing the effect, if any, this statement may have on its consolidated results of operations.
NOTE C — FAIR VALUE HIERARCHY AND PORTFOLIO INVESTMENTS
In connection with valuing portfolio investments, Main Street adopted the provisions of SFAS 157 in the first quarter of 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. Main Street accounts for its portfolio investments at fair value.
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
Level 2 — Investments whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the investment. Level 2 inputs include the following:
•	Quoted prices for similar assets in active markets (for example, investments in restricted stock);

•	Quoted prices for identical or similar assets in non-active markets (for example, investments in thinly traded public companies);

•	Pricing models whose inputs are observable for substantially the full term of the investment (for example, market interest rate indices); and

•	Pricing models whose inputs are derived principally from, or corroborated by, observable market data through correlation or other means for substantially the full term of the investment.
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
Main Street conducts reviews of fair value hierarchy classifications on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain investments. As of June 30, 2008, all of Main Street’s investment portfolio consisted of investments in illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s portfolio investments were categorized as Level 3. The fair value determination of each portfolio investment required one or more of the following unobservable inputs:
•	Financial information obtained from each portfolio company, including unaudited statements of operations and balance sheets for the most recent period available as compared to budgeted numbers;

•	Current and projected financial condition of the portfolio company;

•	Current and projected ability of the portfolio company to service its debt obligations;

•	Type and amount of collateral, if any, underlying the investment;

•	Current financial ratios (e.g., fixed charge coverage ratio, interest coverage ratio, net debt/EBITDA ratio) applicable to the investment;

•	Current liquidity of the investment and related financial ratios (e.g., current ratio and quick ratio);

•	Pending debt or capital restructuring of the portfolio company;

•	Projected operating results of the portfolio company;

•	Current information regarding any offers to purchase the investment;

•	Current ability of the portfolio company to raise any additional financing as needed;

•	Changes in the economic environment which may have a material impact on the operating results of the portfolio company;

•	Internal occurrences that may have an impact (both positive and negative) on the operating performance of the portfolio company;

•	Qualitative assessment of key management;

•	Contractual rights, obligations or restrictions associated with the investment; and

•	Other factors deemed relevant.
The following table provides a summary of changes in fair value of Main Street’s Level 3 investments for the six months ended June 30, 2008:

					Net	Net
					Changes from	Unrealized
Type of	December 31, 2007	Accretion of	Redemptions/	New	Unrealized	Appreciation	June 30, 2008
Investment	Fair Value	Unearned Income	Repayments	Investments	to Realized	(Depreciation)	Fair Value
Debt	64,581,986	595,189	(6,575,909)	24,206,192	(687,263)	(2,788,883)	79,331,312
Equity	16,361,308	—	—	5,014,959	—	4,029,379	25,405,646
Warrant	7,082,120	—	(75,000)	1,621,403	(99,154)	(451,561)	8,077,808
Investment Manager	17,625,000	—	—	—	—	(464,462)	17,160,538

	105,650,414	595,189	(6,650,909)	30,842,554	(786,417)	324,473	129,975,304

Portfolio Investments
Main Street’s portfolio investments principally consist of secured debt, equity warrants and direct equity investments in privately held companies. The debt investments are secured by either a first or second lien on the assets of the portfolio company, generally bear interest at fixed rates, and generally mature between five and seven years from original investment. Main Street also receives nominally priced equity warrants and makes direct equity investments, usually in connection with a debt investment in a portfolio company.

As discussed further in note D, the Investment Manager is a wholly owned subsidiary of MSCC. However, the Investment Manager is accounted for as a portfolio investment of Main Street, since it conducts a meaningful portion of its investment management activities for an entity other than MSCC or one of its subsidiaries. To allow for more relevant disclosure of Main Street’s core investment portfolio, Main Street’s investment in the Investment Manager has been excluded from the tables and amounts set forth in this note.
Investment income, consisting of interest, dividends and fees, can fluctuate dramatically upon repayment of a debt investment or sale of an equity interest. Revenue recognition in any given year could be highly concentrated among several portfolio companies. For the six months ended June 30, 2008, Main Street recorded investment income from one portfolio company in excess of 10% of total investment income. The investment income from that portfolio company represented approximately 20% of the total investment income for the period, principally related to high levels of dividend income and transaction and structuring fees on the new investment in such company. For the six months ended June 30, 2007, Main Street did not record investment income from any portfolio company in excess of 10% of total investment income.
As of June 30, 2008, Main Street had debt and equity investments in 31 portfolio companies with an aggregate fair value of $112,814,766 and a weighted average effective yield on its debt investments of 13.6%. As of December 31, 2007, Main Street had debt and equity investments in 27 portfolio companies with an aggregate fair value of $88,025,414 and a weighted average effective yield on its debt investments of 14.3%. The weighted average yields were computed using the effective interest rates for all debt investments at June 30, 2008, and December 31, 2007, including amortization of deferred debt origination fees and accretion of original issue discount. At June 30, 2008, the total fair value of the Main Street portfolio was 108% of the total portfolio at cost.
Summaries of the composition of Main Street’s investment portfolio at cost and fair value as a percentage of total portfolio investments are shown in the following table:

	June 30,	December 31,
Cost:	2008	2007
First lien debt	81.1%	81.5%
Equity	11.0	10.7
Equity warrants	4.7	1.7
Second lien debt	3.2	6.1

	100.0%	100.0%

	June 30,	December 31,
Fair Value:	2008	2007
First lien debt	69.0%	70.1%
Equity	18.6	18.6
Equity warrants	11.1	8.0
Second lien debt	1.3	3.3

	100.0%	100.0%

The following table shows the portfolio composition by geographic region of the United States at cost and fair value as a percentage of total portfolio investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	June 30,	December 31,
Cost:	2008	2007
Southwest	51.0%	31.9%
West	26.1	37.1
Southeast	9.2	11.4
Northeast	9.0	13.8
Midwest	4.7	5.8

	100.0%	100.0%

	June 30,	December 31,
Fair Value:	2008	2007
Southwest	59.2%	41.2%
West	23.1	32.9
Northeast	7.4	9.1
Southeast	5.3	10.3
Midwest	5.0	6.5

	100.0%	100.0%

Main Street’s portfolio investments are generally in lower middle-market companies conducting business in a variety of industries. Set forth below are tables showing the composition of Main Street’s portfolio by industry at cost and fair value as of June 30, 2008, and December 31, 2007:

	June 30,	December 31,
Cost:	2008	2007
Industrial equipment	12.5%	6.6%
Precast concrete manufacturing	12.4	—
Manufacturing	9.6	12.0
Agricultural services	8.5	11.6
Electronics manufacturing	7.6	9.5
Custom wood products	6.9	8.4
Retail	6.7	3.3
Mining and minerals	6.5	9.1
Health care products	6.0	4.2
Transportation/logistics	4.9	6.7
Metal fabrication	3.5	4.6
Health care services	3.0	5.9
Restaurant	2.6	3.4
Professional services	2.2	3.3
Equipment rental	2.1	2.6
Consumer products	2.0	2.6
Infrastructure products	1.7	2.4
Information services	0.9	1.2
Industrial services	0.3	0.4
Distribution	0.1	2.2

Total	100.0%	100.0%

	June 30,	December 31,
Fair Value:	2008	2007
Precast concrete manufacturing	13.8%	—%
Industrial equipment	11.6	6.0
Electronics manufacturing	8.4	9.6
Mining and minerals	7.9	12.9
Agricultural services	7.9	10.5
Retail	6.9	3.4
Manufacturing	6.1	9.5
Health care products	5.8	4.1
Transportation/logistics	5.1	6.6
Custom wood products	4.5	7.5
Metal fabrication	4.2	4.2
Health care services	3.8	6.0
Restaurant	3.5	4.5
Professional services	3.4	4.1
Industrial services	2.3	2.9
Equipment rental	1.9	2.4
Infrastructure products	1.6	2.2
Information services	0.9	1.2
Distribution	0.4	2.4
Consumer products	—	—

Total	100.0%	100.0%

At June 30, 2008, Main Street had one investment that was greater than 10% of its total investment portfolio at fair value. That investment represented approximately 13.8% of the portfolio at fair value. At December 31, 2007, Main Street had one investment that was greater than 10% of its total investment portfolio at fair value. That investment represented approximately 10.5% of the portfolio at fair value.
NOTE D — WHOLLY OWNED INVESTMENT MANAGER
As part of the Formation Transactions, the Investment Manager became a wholly owned subsidiary of MSCC. However, the Investment Manager is accounted for as a portfolio investment of Main Street, since the Investment Manager conducts a significant portion of its investment management activities for Main Street Capital II, LP (“MSC II”), a separate SBIC fund, which is not part of MSCC or one of its subsidiaries. The investment in the Investment Manager is accounted for using fair value accounting, with the fair value determined by Main Street and approved, in good faith, by Main Street’s Board of Directors, based on the same valuation methodologies applied to determine the original $18 million valuation. The original valuation for the Investment Manager was based on the estimated present value of the net cash flows received for investment management services provided to MSC II, over the estimated dollar averaged life of the related management contract, and was also based on comparable public market transactions. Any change in fair value is recognized on Main Street’s statement of operations as “Unrealized appreciation (depreciation) in Investment in affiliated Investment Manager,” with a corresponding increase (in the case of appreciation) or decrease (in the case of depreciation) to “Investment in affiliated Investment Manager” on Main Street’s balance sheet. Main Street believes that the valuation for the Investment Manager will decrease over the life of the management contract with MSC II, absent obtaining additional future recurring cash flows from performing investment management activities for other external investment entities.
The Investment Manager has elected, for tax purposes, to be treated as a taxable entity and is taxed at normal corporate tax rates based on its taxable income. The taxable income of the Investment Manager may differ from its book income due to temporary book and tax timing differences, as well as permanent differences. The Investment Manager provides for any current taxes payable and deferred tax items in its separate financial statements.
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
Subsequent to the Formation Transactions and the Offering, the Investment Manager is reimbursed for its excess expenses associated with providing investment management and other services to MSCC and its subsidiaries, as well as MSC II. Each quarter, as part of the support services agreement, MSCC makes payments to cover all expenses incurred by the Investment Manager, less the recurring management fees that the Investment Manager receives from MSC II, pursuant to a long-term investment advisory services agreement.
Summarized financial information for the Investment Manager is as follows:

	As of	As of
	June 30, 2008	December 31, 2007
ASSETS
Current assets	$104,514	$129,675

Total assets	$104,514	$129,675

LIABILITIES
Current liabilities**	$249,087	$274,247

Total liabilities	$249,087	$274,247

Six Months Ended
June 30, 2008

Management fee income from MSC II	$1,662,600
Compensation and other administrative expenses (net of reimbursement by MSCC)	(1,662,600)

Net income	$—

**	Includes $58,095 and $207,783 as of June 30, 2008, and December 31, 2007, respectively, due to MSCC.

Prior to the Formation Transactions and the Offering, the Fund had a management agreement with the Investment Manager. The Investment Manager managed the day-to-day operational and investment activities of the Fund, paying similar types of operating expenses as noted in the support services agreement with MSCC. Management fees paid by the Fund to the Investment Manager for the three and six months ended June 30, 2007, were $499,979 and $999,958, respectively. For the three and six months ended June 30, 2008, the net excess expenses reimbursed by MSCC to the Investment Manager in connection with the support services agreement were $218,171 and $444,738, respectively.
NOTE E — SBIC DEBENTURES
SBIC debentures payable at June 30, 2008, and December 31, 2007, were $55 million. SBIC debentures provide for interest to be paid semi-annually, with principal due at the applicable 10-year maturity date. The weighted average interest rate as of June 30, 2008, and December 31, 2007, was 5.7806%. The first principal maturity due under the existing SBIC debentures is during 2013, and the weighted average maturity for all SBIC debentures is 6.9 years from June 30, 2008. Main Street is subject to regular compliance examinations by the SBA. There have been no historical findings resulting from these examinations.
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
As of June 30, 2008, and December 31, 2007, Main Street had no outstanding borrowings under the Credit Agreement. For the six months ended June 30, 2008, interest expense and unused commitment fees incurred under the Credit Agreement totaled $3,819 and $76,146, respectively.
NOTE G — FINANCIAL HIGHLIGHTS
The financial highlights are prepared in accordance with the guidance for exchanges of equity interests between entities under common control contained in SFAS 141, with the 2007 ratios and per share amounts calculated as if the Formation Transactions and the Offering had occurred as of January 1, 2007.

	Six months
	Ended June 30,
Per Share Data:	2008	2007
Net asset value at beginning of period	$12.85	$5.07

Net investment income (1)	0.57	0.25
Net realized gains (1) (2)	0.08	0.07
Net change in unrealized appreciation (depreciation) on investments (1) (2)	(0.05)	0.04
Income tax benefit (1)	0.26	—

Net increase in net assets resulting from operations (1)	0.86	0.36
Net decrease in net assets from dividends paid to stockholders	(0.69)	—
Net decrease in net assets from distributions to partners, net of contributions (3)	—	(0.53)

Net asset value at June 30, 2008 and 2007	$13.02	$4.90

Market value at June 30, 2008	$11.82	N/A
Shares outstanding at June 30, 2008 and 2007	8,959,718	8,526,726

(1)	Based on weighted average number of shares of common stock outstanding for the period.

(2)	Net realized gains and net change in unrealized appreciation or depreciation can fluctuate significantly from period to period.

(3)	Capital contributions totaled $47,465.

	Six months
	Ended June 30,
	2008	2007
Net assets at end of period	$116,759,735	$41,842,867
Average net assets	86,343,108	42,201,743
Average outstanding debt	55,000,000	51,700,000
Ratio of total expenses, excluding interest expense, to average net assets (3)(4)	1.52%	4.42%
Ratio of total expenses to average net assets (3)(4)	3.61%	8.09%
Ratio of net investment income to average net assets (3)(4)	5.90%	5.07%
Total return based on change in net asset value (1)(2)(3)(4)	6.77%	7.19%

(1)
Total return based on change in net asset value was calculated using the sum of ending net asset value plus distributions to stockholders and/or members and partners during the period less capital contributions during the period, divided by the beginning net asset value.

(2)	For the periods prior to the Formation Transactions, this ratio combines the total return for both the managing investors (the General Partner) and the non-managing investors (limited partners).

(3)	Not annualized.

(4)	2007 amounts include professional costs related to the IPO.
NOTE H — DIVIDEND, DISTRIBUTIONS AND TAXABLE INCOME
For the six months ended June 30, 2008, Main Street’s Board of Directors declared dividends of approximately $6.2 million, or $0.69 per share of common stock. The determination of the tax attributes of Main Street’s distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on an interim period basis may not be representative of the actual tax attributes of distributions for a full year. Main Street’s estimates for the tax attributes of its distributions for the full year 2008 allocate approximately 45% of such distributions to ordinary income, 40% to long-term capital gains and 15% to short-term capital gains. There can be no assurance that this estimate is representative of the final tax attributes of Main Street’s 2008 distributions to its stockholders. Ordinary dividend distributions from a RIC do not qualify for the 15% maximum tax rate on dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations (which Main Street did not receive during the year-to-date period of 2008).
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
Listed below is a reconciliation of “Net Increase in Net Assets Resulting from Operations” to taxable income and to total distributions to common stockholders for the six months ended June 30, 2008:

Estimated
Net increase in net assets resulting from operations	$7,690,732
Net change in unrealized depreciation on investments not taxable until realized	461,944
Income tax benefit	(2,351,636)
Pre-tax income of taxable subsidiary, MSEI, not consolidated for tax purposes	(1,073,542)
Book income and tax income differences, including debt origination and structuring fees and realized gains	1,643,899

Taxable income	6,371,397
Taxable income earned in prior year and carried forward for distribution in current year	1,445,059
Taxable income earned in current quarter and carried forward for distribution	(1,634,251)

Total distributions to common stockholders	$6,182,205

Prior to the Formation Transactions, the Fund was taxed under the partnership provisions of the Internal Revenue Code. Under these provisions of the Internal Revenue Code, the General Partner and limited partners are responsible for reporting their share of the partnership’s income or loss on their income tax returns. Listed below is a reconciliation of Net Increase in Members’ Equity and Partners’ Capital Resulting from Operations to taxable income for the six months ended June 30, 2007:

Net increase in members’ equity and partners’ capital resulting from operations	$3,110,371
Net change in unrealized depreciation from investments	(372,404)
Accrual basis to cash basis adjustments:
Deferred debt origination fees included in taxable income	197,711
Accretion of unearned fee income for book income	(412,929)
Net change in interest receivable	31,828
Net change in interest payable	(161,758)

Taxable income	$2,392,819

NOTE I — DIVIDEND REINVESTMENT PLAN
Main Street maintains a dividend reinvestment plan (the “DRIP”) that provides for the reinvestment of dividends on behalf of its stockholders, unless a stockholder has elected to receive dividends in cash. As a result, if Main Street declares a cash dividend, the company’s stockholders who have not “opted out” of the DRIP by the dividend record date will have their cash dividend automatically reinvested into additional shares of MSCC common stock. Main Street has the option to satisfy the share requirements of the DRIP through the issuance of shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly issued shares will be valued based upon the final closing price of MSCC’s common stock on the valuation date determined by Main Street’s Board of Directors. Shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator, before any associated brokerage or other costs. For the six months ended June 30, 2008, $2,362,437 of the total $6,182,205 in dividends paid to stockholders represented DRIP participation and 174,781 shares of common stock were purchased in the open market to satisfy the DRIP participation requirements. For the year ended December 31, 2007, $1,903,116 of the total $2,912,820 in dividends paid to stockholders represented DRIP participation and 132,992 shares of common stock were issued to satisfy the DRIP participation requirements. The shares disclosed above relate only to Main Street’s DRIP and exclude any activity related to broker-managed dividend reinvestment plans.

NOTE J — SUPPLEMENTAL CASH FLOW DISCLOSURES
Listed below are the supplemental cash flow disclosures for the six months ended June 30, 2008 and 2007:

	June 30, 2008	June 30, 2007
Interest paid	$1,627,345	$1,295,257
Taxes paid	$310,000	$—
NOTE K — RELATED PARTY TRANSACTIONS
Main Street co-invested with MSC II in several existing portfolio investments prior to the Offering, but did not co-invest with MSC II subsequent to the Offering and prior to June 2008. In June 2008, Main Street received exemptive relief from the SEC to allow Main Street to resume co-investing with MSC II. MSC II is managed by the Investment Manager, and the Investment Manager is wholly owned by MSCC. MSC II is an SBIC fund with similar investment objectives to Main Street and which began its investment operations in January 2006. The co-investments among Main Street and MSC II had all been made at the same time and on the same terms and conditions. The co-investments were also made in accordance with the Investment Manager’s conflicts policy and in accordance with the applicable SBIC conflict of interest regulations.
As discussed further in note D, “Wholly Owned Investment Manager,” Main Street paid certain management fees to the Investment Manager during the year ended December 31, 2007. Subsequent to the Formation Transactions, the Investment Manager is a wholly owned portfolio company of Main Street. At June 30, 2008, and December 31, 2007, the Investment Manager had a payable of $58,095 and $207,783, respectively, due to MSCC related to the funding of recurring administrative expenses required to support MSCC’s business.
NOTE L — SUBSEQUENT EVENTS
On July 1, 2008, Main Street’s Board of Directors approved the issuance of 245,645 shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2008 Equity Incentive Plan. These shares will vest over a four-year period from the grant date and will be expensed over a four-year service period starting on the grant date.
On July 1, 2008, a total of 20,000 shares of restricted stock was issued to Main Street’s independent directors pursuant to the Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan. One-half of those shares vested immediately on the grant date, and the remaining half will vest on the day immediately preceding the next annual meeting at which Main Street stockholders elect directors, provided that these independent directors have been in continuous service as members of the Board through such date. As a result, 50% of those shares were expensed during July 2008 with the remaining 50% to be expensed over a one-year service period starting on the grant date.
On July 11, 2008, Main Street sold substantially all the assets of portfolio company TA Acquisition Group, LP (“Travis Aggregates”) to a subsidiary of Texas Industries, Inc. (NYSE: “TXI”). Main Street realized a $6.4 million gain, including structuring and advisory fees, related to the sale. The net sale proceeds received by Main Street related to its equity interests in Travis Aggregates were approximately 19 times Main Street’s original equity investment of $0.4 million. Main Street recognized a total compounded annual rate of return over the term of its investment in Travis Aggregates of approximately 56%, including interest, dividends, fees and the gain realized on the sale of assets.
On July 31, 2008, Main Street declared a quarterly dividend of $0.36 per share. The quarterly dividend will be payable on September 12, 2008, to stockholders of record on August 14, 2008. The ex-dividend date for this quarterly dividend will be August 12, 2008.
During the fourth quarter of 2008, Main Street will begin paying dividends to its shareholders on a monthly basis instead of paying such dividends on a quarterly basis. Main Street anticipates declaring per share monthly dividends during the fourth quarter of 2008 in the range of $0.12 to $0.125 per month, or in the range of $0.36 to $0.375 per share for the entire fourth quarter of 2008. The anticipated dividend range for the fourth quarter of 2008 represents a 9% to 14% increase from the per share dividend paid in the fourth quarter of 2007. The projected dividend ranges for the fourth quarter of 2008 coupled with the dividends declared or paid to date during 2008 equate to a range of $1.41 to $1.425 per share for the total 2008 calendar year dividends. These projected dividend ranges are based upon Main Street’s current estimate of total 2008 taxable income and anticipated portfolio activity.

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
ORGANIZATION
Main Street Capital Corporation (“MSCC”) was formed on March 9, 2007, for the purpose of (i) acquiring 100% of the equity interests of Main Street Mezzanine Fund, LP (the “Fund”) and its general partner, Main Street Mezzanine Management, LLC (the “General Partner”), (ii) acquiring 100% of the equity interests of Main Street Capital Partners, LLC (the “Investment Manager”), (iii) raising capital in an initial public offering, which was completed in October 2007 (the “Offering”), and (iv) thereafter operating as an internally managed business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The transactions discussed above were consummated in October 2007 and are collectively termed the “Formation Transactions.” Immediately following the Formation Transactions, Main Street Equity Interests, Inc. (“MSEI”) was created as a wholly owned consolidated subsidiary of MSCC. MSEI has elected for tax purposes to be treated as a taxable entity and is taxed at normal corporate tax rates based on its taxable income. Unless otherwise noted or the context otherwise indicates, the terms “we,” “us,” “our” and “Main Street” refer to the Fund and the General Partner prior to the Offering and to MSCC and its subsidiaries, including the Fund and the General Partner, subsequent to the Offering.
OVERVIEW
We are a principal investment firm focused on providing customized debt and equity financing to lower middle-market companies, which we define as companies with annual revenues between $10.0 and $100.0 million that operate in diverse industries. We invest primarily in secured debt instruments, equity investments, warrants and other securities of lower middle-market companies based in the United States. Our principal investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and capital appreciation from our equity-related investments. Our investments generally range in size from $2.0 million to $15.0 million. We seek to fill the current financing gap for lower middle-market businesses, which have limited access to financing from commercial banks and other traditional sources. The underserved nature of the lower middle market creates the opportunity for us to meet the financing needs of lower middle-market companies while also negotiating favorable transaction terms and equity participations. Our ability to invest across a company’s capital structure, from senior secured loans to equity securities, allows us to offer portfolio companies a comprehensive suite of financing solutions, or “one stop” financing.
CRITICAL ACCOUNTING POLICIES
Basis of Presentation
The financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). For the three and six months ended June 30, 2008, and 2007, the consolidated financial statements of Main Street include the accounts of MSCC, the Fund, MSEI and the General Partner. The Formation Transactions involved an exchange of equity interests between companies under common control. In accordance with the guidance on exchanges of equity interests between entities under common control contained in Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”), Main Street’s results of operations for the three and six months ended June 30, 2007 and cash flows for the six months ended June 30, 2007, are presented as if the Formation Transactions had occurred as of January 1, 2007. Main Street’s results of operations for the three and six months ended June 30, 2008, and 2007, cash flows for the six months ended June 30, 2008, and 2007 and financial positions as of June 30, 2008, and December 31, 2007, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its subsidiaries have been eliminated in consolidation. As a result of adopting the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), in the first quarter of 2008, certain reclassifications have been made to prior period balances to conform with the current financial statement presentation.

The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of our management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2007. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the Audit and Accounting Guide for Investment Companies issued by the American Institute of Certified Public Accountants (the “AICPA Guide”), we are precluded from consolidating portfolio company investments, including those in which we have a controlling interest, unless the portfolio company is another investment company. An exception to this general principle in the AICPA Guide occurs if we own a controlled operating company that provides all or substantially all of its services directly to us, or to an investment company of ours. None of the investments made by us qualify for this exception. Therefore, our portfolio investments are carried on the balance sheet at fair value, as discussed further in note B to our consolidated financial statements, with any adjustments to fair value recognized as “Net Change in Unrealized Appreciation (Depreciation) from Investments” on our Statement of Operations until the investment is disposed of, resulting in any gain or loss on exit being recognized as a “Net Realized Gain (Loss) from Investments.”
Investment Valuation
The most significant estimate inherent in the preparation of our financial statements is the valuation of our portfolio investments and the related amounts of unrealized appreciation and depreciation. As of June 30, 2008, and December 31, 2007, approximately 75% and 60%, respectively, of our total assets represented investments in portfolio companies valued at fair value (including the investment in the Investment Manager). We are required to report our investments at fair value. We adopted the provisions of SFAS 157, in the first quarter of 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.
Our business plan calls for us to invest primarily in illiquid securities issued by private companies and/or thinly traded public companies. These investments may be subject to restrictions on resale and will generally have no established trading market. As a result, we determine in good faith the fair value of our portfolio investments pursuant to a valuation policy in accordance with SFAS 157 and a valuation process approved by our Board of Directors and in accordance with the 1940 Act. We review external events, including private mergers and acquisitions involving comparable companies, and include this analysis in the valuation process. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio.
Control investments are composed of equity and debt securities for which we have the ability to nominate a majority of the portfolio company’s board of directors. Market quotations are not readily available for our control investments. As a result, we determine the fair value of control investments using a combination of market and income approaches. Under the market approach, we will typically use the enterprise value methodology to determine the fair value of these investments. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of earnings before income taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, we analyze various factors, including the portfolio company’s historical and projected financial results. We allocate the enterprise value to these investments in order of the legal priority of the investments. We will also use the income approach to determine the fair value of these securities, based on projections of the discounted future free cash flows that the portfolio company or the debt security will likely generate. The valuation approaches for our control investments estimate the value of the investment if we were to sell, or exit, the investment, assuming the highest and best use of the investment by market participants. In addition, these valuation approaches consider the value associated with our ability to control the capital structure of the portfolio company, as well as the timing of a potential exit.

Non-control investments are composed of debt and equity securities for which we do not have a controlling interest, or the ability to nominate a majority of the board of directors, and for which market quotations for our non-control investments are not readily available. For our non-control equity investments, we primarily use the market approach to value our equity investments and the income approach to value our debt instruments. For non-control debt investments, we determine the fair value, primarily using a yield approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Our estimate of the expected repayment date of a debt security is generally the legal maturity date of the instrument as we intend to hold our loans to maturity. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. We will use the value determined by the yield analysis as the fair value for that security; however, because of our intent to hold our loans to maturity, the fair value will not exceed the cost of the investment. A change in the assumptions that we use to estimate the fair value of our debt securities using the yield analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or a debt security is in workout status, we may consider other factors in determining the fair value of a debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis.
Due to the inherent uncertainty in the valuation process, our estimate of fair value may differ materially from the values that would have been used had a ready market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. We determine the fair value of each individual investment and record changes in fair value as unrealized appreciation or depreciation.
Revenue Recognition
Interest and Dividend Income
We record interest and dividend income on the accrual basis to the extent amounts are expected to be collected. In accordance with our valuation policy, we evaluate accrued interest periodically for collectibility. When a loan or debt security becomes 90 days or more past due, and if we otherwise do not expect the debtor to be able to service all of its debt or other obligations, we will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding ability to service the debt or other obligations, or if a loan or debt security is fully impaired or written off, we will remove it from non-accrual status. Dividend income is recorded as dividends are declared or at the point an obligation exists for the portfolio company to make a distribution.
Fee Income
We may periodically provide services, including structuring and advisory services, to our portfolio companies. For services that are separately identifiable and evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment or other applicable transaction closes. Fees received in connection with debt financing transactions for services that do not meet these criteria are treated as debt origination fees, net of direct loan origination costs, and are amortized, based on the effective interest method, as additional interest income over the life of the related debt investment.
Payment-in-Kind (“PIK”) Interest
While not significant to our total debt investment portfolio, we currently hold several loans in our portfolio that contain PIK interest provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain RIC tax treatment (as discussed below), this non-cash source of income will need to be paid out to stockholders in the form of distributions, even though we may not have collected the cash. We will stop accruing PIK interest and write off any accrued and uncollected interest when it is determined that PIK interest is no longer collectible. For the six months ended June 30, 2007, PIK interest, net of PIK interest collected during that period, was $223,439.
Income Taxes
We intend to qualify and elect for the tax treatment applicable to a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and, among other things, intend to make the required distributions to our stockholders as specified therein. As a RIC, we generally will not pay corporate-level federal income taxes on any net ordinary income or capital gains that we distribute to our stockholders as dividends. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income.

MSCC’s wholly owned subsidiary, MSEI, is a taxable entity which holds certain of our portfolio investments. MSEI is consolidated with Main Street for U.S. GAAP reporting purposes, and the portfolio investments held by MSEI are included in our consolidated financial statements. The purpose of MSEI is to permit us to hold equity investments in portfolio companies which are “pass through” entities for tax purposes in order to comply with the “source income” requirements contained in the RIC tax provisions of the Code. MSEI is not consolidated with Main Street for income tax purposes and may generate income tax expense as a result of MSEI’s ownership of certain portfolio investments. This income tax expense, if any, is reflected in our consolidated statement of operations.
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
PORTFOLIO COMPOSITION
Portfolio investments principally consist of secured debt, equity warrants and direct equity investments in privately held companies. The debt investments are secured by either a first or second lien on the assets of the portfolio company, generally bear interest at fixed rates, and generally mature between five and seven years from original investment. We also receive nominally priced equity warrants and make direct equity investments, usually in connection with a debt investment in a portfolio company.
The Investment Manager is a wholly owned subsidiary of MSCC. However, the Investment Manager is accounted for as a portfolio investment of Main Street, since it conducts a meaningful portion of its investment management activities for an entity other than MSCC or one of its subsidiaries. To allow for more relevant disclosure of our core investment portfolio, our investment in the Investment Manager has been excluded from the tables and amounts set forth below.
Summaries of the composition of our investment portfolio at cost and fair value as a percentage of total portfolio investments are shown in the following table:

	June 30,	December 31,
Cost:	2008	2007
First lien debt	81.1%	81.5%
Equity	11.0	10.7
Equity warrants	4.7	1.7
Second lien debt	3.2	6.1

	100.0%	100.0%

	June 30,	December 31,
Fair Value:	2008	2007
First lien debt	69.0%	70.1%
Equity	18.6	18.6
Equity warrants	11.1	8.0
Second lien debt	1.3	3.3

	100.0%	100.0%

The following table shows the portfolio composition by geographic region of the United States at cost and fair value as a percentage of total portfolio investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company:

	June 30,	December 31,
Cost:	2008	2007
Southwest	51.0%	31.9%
West	26.1	37.1
Southeast	9.2	11.4
Northeast	9.0	13.8
Midwest	4.7	5.8

	100.0%	100.0%

	June 30,	December 31,
Fair Value:	2008	2007
Southwest	59.2%	41.2%
West	23.1	32.9
Northeast	7.4	9.1
Southeast	5.3	10.3
Midwest	5.0	6.5

	100.0%	100.0%

Main Street’s portfolio investments are generally in lower middle-market companies conducting business in a variety of industries. Set forth below are tables showing the composition of Main Street’s portfolio by industry at cost and fair value as of June 30, 2008, and December 31, 2007:

	June 30,	December 31,
Cost:	2008	2007
Industrial equipment	12.5%	6.6%
Precast concrete manufacturing	12.4	—
Manufacturing	9.6	12.0
Agricultural services	8.5	11.6
Electronics manufacturing	7.6	9.5
Custom wood products	6.9	8.4
Retail	6.7	3.3
Mining and minerals	6.5	9.1
Health care products	6.0	4.2
Transportation/logistics	4.9	6.7
Metal fabrication	3.5	4.6
Health care services	3.0	5.9
Restaurant	2.6	3.4
Professional services	2.2	3.3
Equipment rental	2.1	2.6
Consumer products	2.0	2.6
Infrastructure products	1.7	2.4
Information services	0.9	1.2
Industrial services	0.3	0.4
Distribution	0.1	2.2

Total	100.0%	100.0%

	June 30,	December 31,
Fair Value:	2008	2007
Precast concrete manufacturing	13.8%	—%
Industrial equipment	11.6	6.0
Electronics manufacturing	8.4	9.6
Mining and minerals	7.9	12.9
Agricultural services	7.9	10.5
Retail	6.9	3.4
Manufacturing	6.1	9.5
Health care products	5.8	4.1
Transportation/logistics	5.1	6.6
Custom wood products	4.5	7.5
Metal fabrication	4.2	4.2
Health care services	3.8	6.0
Restaurant	3.5	4.5
Professional services	3.4	4.1
Industrial services	2.3	2.9
Equipment rental	1.9	2.4
Infrastructure products	1.6	2.2
Information services	0.9	1.2
Distribution	0.4	2.4
Consumer products	—	—

Total	100.0%	100.0%

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
PORTFOLIO ASSET QUALITY
We utilize an internally developed investment rating system for our entire portfolio of investments. Investment Rating 1 represents a portfolio company that is performing in a manner which significantly exceeds our original expectations and projections. Investment Rating 2 represents a portfolio company that, in general, is performing above our original expectations. Investment Rating 3 represents a portfolio company that is generally performing in accordance with our original expectations. Investment Rating 4 represents a portfolio company that is underperforming our original expectations. Investments with such a rating require increased Main Street monitoring and scrutiny. Investment Rating 5 represents a portfolio company that is significantly underperforming. Investments with such a rating require heightened levels of Main Street monitoring and scrutiny and involve the recognition of unrealized depreciation on such investment.
The following table shows the distribution of our investments on our 1 to 5 investment rating scale at fair value as of June 30, 2008, and December 31, 2007 (excluding Main Street’s investment in the Investment Manager):

	June 30, 2008		December 31, 2007
	Investments	Percentage	Investments	Percentage
Investment	at	Total of	at	Total of
Rating	Fair Value	Portfolio	Fair Value	Portfolio
	(Unaudited)
	(dollars in thousands)
1	$35,565	31.5%	$24,619	28.0%
2	42,584	37.8	35,068	39.8
3	31,616	28.0	24,034	27.3
4	2,000	1.8	—	—
5	1,050	0.9	4,304	4.9

Totals	$112,815	100.0%	$88,025	100.0%

Based upon our investment rating system, the weighted average rating of our portfolio as of June 30, 2008, and December 31, 2007, was approximately 2.0 and 2.2, respectively. As of June 30, 2008, and December 31, 2007, we had two and one, respectively, debt investments representing 0.9% and 3.1%, respectively, of total portfolio fair value which were on non-accrual status.
In the event that the United States economy enters into a prolonged period of weakness, it is possible that the financial results of small- to mid-sized companies, similar to those in which we invest, could experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. In addition, the end markets for certain of our portfolio companys’ products and services have experienced, and may continue to experience, negative economic trends. While we are not seeing signs of an overall, broad deterioration in our portfolio company results at this time, we can provide no assurance that the performance of certain of our portfolio companies will not be negatively impacted by these economic or other conditions which could have a negative impact on our future results.
Discussion and Analysis of Results of Operations
Comparison of three months ended June 30, 2008, and June 30, 2007

	For the Three Months
	Ended June 30,		Net Change
	2008	2007	Amount	%
	(Unaudited)
	(dollars in millions)
Total Investment Income	$4.2	$3.1	$1.1	33%
Total Expenses	(1.6)	(2.2)	0.6	(27)

Net Investment Income	2.6	0.9	1.7	166
Net Realized Gain (Loss) from Investments	0.1	(0.1)	0.2	NA

Net Realized Income	2.7	0.8	1.9	227
Net Change in Unrealized Appreciation (Depreciation) from Investments	(0.8)	0.5	(1.3)	NA
Income tax benefit	2.6	—	2.6	NA

Net Increase in Net Assets Resulting from Operations	$4.5	$1.3	$3.2	237%

Investment Income
For the three months ended June 30, 2008, total investment income was $4.2 million, a $1.1 million, or 33%, increase over the $3.1 million of total investment income for the three months ended June 30, 2007. The increase was attributable to a $1.1 million increase in interest, fee and dividend income from investments which was primarily due to (i) higher average levels of outstanding debt investments, which was principally due to the closing of seven new debt investments since June 30, 2007, partially offset by debt repayments received during the same period, (ii) higher levels of cash dividend income from portfolio equity investments, and (iii) higher levels of fee income from the closing of new investments during the three months ended June 30, 2008, as compared to the comparable period of 2007.
Expenses
For the three months ended June 30, 2008, total expenses decreased by approximately $0.6 million, or 27%, to approximately $1.6 million from $2.2 million for the three months ended June 30, 2007. The decrease in total expenses was primarily attributable to $0.7 million of professional costs related to the initial public offering incurred during the comparable period of 2007 offset by a $0.1 million increase in interest expense as a result of the additional $9.9 million of SBIC Debentures borrowed during 2007. In addition, general and administrative expenses increased $0.5 million, primarily attributable to an increase in personnel and related costs, as well as administration costs associated with being a public company. However, Main Street incurred no management fee expenses due to its internally managed structure after the initial public offering during the three months ended June 30, 2008, compared to $0.5 million in the corresponding period in 2007.
Net Investment Income
Net investment income for the three months ended June 30, 2008, was $2.6 million, or a 166% increase, compared to net investment income of $0.9 million during the three months ended June 30, 2007. The increase in net investment income was attributable to the increase in total investment income and the decrease in total expenses as discussed above.
Net Realized Income
For the three months ended June 30, 2008, the net realized gains from investments was $0.1 million, representing a $0.2 million increase over the net realized losses of $0.1 million during the three months ended June 30, 2007. The net realized gains during the three months ended June 30, 2008, principally related to a realized gain on the partial sale of one equity warrant investment, compared to the realized loss on one equity investment during the three months ended June 30, 2007.
The higher net realized gains in the three months ended June 30, 2008, and the higher net investment income during that period resulted in a $1.9 million, or 227%, increase, in the net realized income for the three months ended June 30, 2008, compared with the corresponding period in 2007.
Net Increase in Net Assets from Operations
During the three months ended June 30, 2008, we recorded a net change in unrealized depreciation in the amount of $0.8 million, or a $1.3 million decrease, compared to the $0.5 million in net change in unrealized appreciation for the three months ended June 30, 2007. The net change in unrealized depreciation for the three months ended June 30, 2008, included (i) unrealized depreciation on three investments in portfolio companies totaling $2.5 million partially offset by $2.0 million in unrealized appreciation recognized on nine portfolio investments, (ii) the reclassification of $0.1 million of previously recognized unrealized gains into realized gains on one exited investment, and (iii) unrealized depreciation of $0.2 million related to the Investment Manager.

During the three months ended June 30, 2008, we recognized a cumulative income tax benefit of $2.6 million, primarily consisting of non cash deferred tax benefits related to net unrealized losses from certain portfolio investments transferred into MSEI, our wholly owned taxable subsidiary. We do not anticipate incurring this level of deferred tax benefit in future periods.
As a result of these events, our net increase in net assets resulting from operations during the three months ended June 30, 2008, was $4.5 million, or a 237% increase compared to a net increase in net assets resulting from operations of $1.3 million during the three months ended June 30, 2007.
Comparison of six months ended June 30, 2008, and June 30, 2007

	For the Six Months
	Ended June 30,		Net Change
	2008	2007	Amount	%
	(Unaudited)
	(dollars in millions)
Total Investment Income	$8.2	$5.5	$2.7	48%
Total Expenses	(3.1)	(3.4)	0.3	(9)

Net Investment Income	5.1	2.1	3.0	138
Net Realized Gains from Investments	0.7	0.6	0.1	19

Net Realized Income	5.8	2.7	3.1	112
Net Change in Unrealized Appreciation (Depreciation) from Investments	(0.5)	0.4	(0.9)	NA
Income tax benefit	2.4	—	2.4	NA

Net Increase in Net Assets Resulting from Operations	$7.7	$3.1	$4.6	147%

Investment Income
For the six months ended June 30, 2008, total investment income was $8.2 million, a $2.7 million, or 48%, increase over the $5.5 million of total investment income for the six months ended June 30, 2007. The increase was attributable to a $2.2 million increase in interest, fee and dividend income from investments and a $0.5 million increase in interest income from idle funds, which was principally earned on the remaining proceeds from our initial public offering. The increase in interest, fee and dividend income was primarily attributable to (i) higher average levels of outstanding debt investments, which was principally due to the closing of seven new debt investments since June 30, 2007, partially offset by debt repayments received during the same period, (ii) higher levels of cash dividend income from portfolio equity investments, and (iii) higher levels of fee income from the closing of new investments for the six months ended June 30, 2008, as compared to the comparable period of 2007.
Expenses
For the six months ended June 30, 2008, total expenses decreased by approximately $0.3 million, or 9%, to approximately $3.1 million from $3.4 million for the six months ended June 30, 2007. The decrease in total expenses was primarily attributable to $0.7 million of professional costs related to the initial public offering incurred during the comparable period of 2007 offset by a $0.2 million increase in interest expense as a result of costs related to the U.S. Treasury-based line of credit. In addition, general and administrative expenses increased $1.2 million, primarily attributable to an increase in personnel and related costs, as well as administration costs associated with being a public company. However, Main Street incurred no management fee expenses due to its internally managed structure after the initial public offering during the six months ended June 30, 2008, compared to $1.0 million in the corresponding period in 2007.
Net Investment Income
Net investment income for the six months ended June 30, 2008, was $5.1 million, or a 138% increase, compared to net investment income of $2.1 million during the six months ended June 30, 2007. The increase in net investment income was attributable to the increase in total investment income and the decrease in total expenses discussed above.

Net Realized Income
For the six months ended June 30, 2008, the net realized gains from investments was $0.7 million, representing a $0.1 million, or a 19% increase over the net realized gains of $0.6 million during the six months ended June 30, 2007. The net realized gains during the six months ended June 30, 2008, principally related to the realized gains on the sale of two equity warrant investments, compared to realized gains or losses recognized on equity investments in three portfolio companies during the six months ended June 30, 2007.
The higher net realized gains in the six months ended June 30, 2008 and the higher net investment income during that period, resulted in a $3.1 million, or 112%, increase in the net realized income for the six months ended June 30, 2008, compared with the corresponding period in 2007.
Net Increase in Net Assets from Operations
During the six months ended June 30, 2008, we recorded a net change in unrealized depreciation in the amount of $0.5 million, or a $0.9 million decrease, compared to the $0.4 million in net change in unrealized appreciation for the six months ended June 30, 2007. The net change in unrealized depreciation for the six months ended June 30, 2008, included (i) unrealized depreciation on three investments in portfolio companies totaling $5.9 million offset by $5.9 million in unrealized appreciation recognized on ten portfolio investments, (ii) unrealized appreciation on debt investments totaling $0.7 million as a result of adopting SFAS 157, (iii) the reclassification of $0.7 million of previously recognized unrealized gains into realized gains on two exited investments, and (iv) unrealized depreciation of $0.5 million related to the Investment Manager.
During the six months ended June 30, 2008, we recognized a cumulative income tax benefit of $2.4 million primarily consisting of non-cash deferred tax benefits related to net unrealized losses from certain portfolio investments transferred into MSEI, our wholly owned taxable subsidiary. We do not anticipate incurring this level of deferred tax benefit in future periods.
As a result of these events, our net increase in net assets resulting from operations during the six months ended June 30, 2008, was $7.7 million, or a 147% increase compared to a net increase in net assets resulting from operations of $3.1 million during the six months ended June 30, 2007.
Liquidity and Capital Resources
Cash Flows
For the six months ended June 30, 2008, we experienced a net decrease in cash and cash equivalents in the amount of $1.1 million. During that period, we generated $4.7 million of cash from our operating activities, primarily from net investment income partially offset by the semi-annual interest payment on our SBIC debentures. We also generated $0.4 million in net cash from investing activities, principally including the funding of new investments and several smaller follow-on investments for a total of $30.2 million, offset by proceeds from the maturity of a $24.1 million investment in idle funds investments, $5.7 million in cash proceeds from repayment of debt investments and $0.8 million of cash proceeds from the redemption and sale of equity investments. For the six months ended June 30, 2008, we used $6.2 million in cash for financing activities, which principally consisted of the cash dividends to stockholders.
For the six months ended June 30, 2007, we experienced a net increase in cash and cash equivalents in the amount of $3.9 million. During that period, we generated $2.7 million of cash from our operating activities, primarily from net investment income, partially offset by the semi-annual interest payment on our SBIC debentures. During the six months ended June 30, 2007, we used $3.7 million in cash for investing activities. During this period, net cash used for investing activities principally included the funding of new investments and several smaller follow-on investments for a total of $10.2 million of invested capital, partially offset by $5.4 million in cash proceeds from repayment of debt investments and $1.1 million of cash proceeds from the redemption and sale of two equity investments. For the six months ended June 30, 2007, we generated $4.9 million in cash from financing activities, which principally consisted of the net proceeds from $9.9 million in additional SBIC debenture borrowings, partially offset by $4.6 million of cash distributions to partners and $0.4 million for payment of SBIC debenture fees.

Capital Resources
As of June 30, 2008, we had $40.9 million in cash and cash equivalents, and our net assets totaled $116.7 million.
We intend to generate additional cash from future offerings of securities, future borrowings and cash flow from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investments of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary uses of funds will be investments in portfolio companies, operating expenses and cash distributions to holders of our common stock. Consistent with estimates in prior periods, we continue to project that we will be able to fund our investment activities through 2008 without requiring new capital.
On June 4, 2008, we received an exemptive order (the “Order”) from the SEC to permit co-investments in portfolio companies among Main Street and certain of its affiliates pursuant to the terms and conditions of the Order. The conditions of the Order generally provide that Main Street may co-invest with its affiliates as long as, among other things: the co-investments are made at the same time; are based upon identical financial terms; and are consistent with relative allocation percentages approved by the independent members of Main Street’s Board of Directors. Pursuant to the Order, Main Street and its wholly owned subsidiaries will generally co-invest in new portfolio investments with Main Street Capital II, LP, a Small Business Investment Company fund managed by Main Street and its management team. The SEC’s issuance of the Order will likely slow the pace of growth in Main Street’s portfolio, but the benefits of co-investments include more portfolio diversity and an extension of the time horizon for Main Street’s existing and available liquidity.
Due to restrictions under the Investment Company Act of 1940 (the “1940 Act”), we are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock at a price below the current net asset value of the common stock if our board of directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. At our annual stockholders meeting on June 17, 2008, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year. In any such case, however, the price at which our common stock is to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount).
In order to satisfy the Code requirements applicable to a RIC, we intend to distribute to our stockholders substantially all our taxable income, but we may also elect to periodically spillover certain excess undistributed taxable income from one tax year into the next tax year. In addition, as a business development company, we generally are required to meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200.0%. This requirement limits the amount that we may borrow.
We anticipate that we will continue to fund our investment activities through existing cash and cash equivalents and a combination of future debt and additional equity capital. Due to our status as a licensed SBIC, we have the ability to issue debentures guaranteed by the Small Business Administration (the “SBA”) at favorable interest rates. Under the regulations applicable to SBICs, an SBIC can have outstanding debentures guaranteed by the SBA generally in an amount up to twice its regulatory capital, which generally equates to the amount of its equity capital. The maximum statutory limit on the dollar amount of outstanding debentures guaranteed by the SBA issued by a single SBIC or group of SBICs under common control as of June 30, 2008, was $130.6 million (which amount is subject to increase on an annual basis based on cost-of-living index increases).
Because of our investment team’s affiliations with Main Street Capital II, LP (“MSC II”) a separate SBIC which commenced investment operations in January 2006, we and MSC II may be deemed to be a group of SBICs under common control. Thus, the dollar amount of SBA-guaranteed debentures that can be issued collectively by us and by MSC II may be limited to $130.6 million, absent relief from the SBA. Currently, we do not intend to borrow SBA-guaranteed indebtedness in excess of $55.0 million based on our existing equity capital.
Debentures guaranteed by the SBA have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time. Debentures issued prior to September 2006 were subject to pre-payment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006. On June 30, 2008, we had $55 million of outstanding indebtedness guaranteed by the SBA, which carried an average fixed interest rate of approximately 5.8%. The first maturity related to the SBIC debentures does not occur until 2013, and the weighted average maturity is 6.9 years from June 30, 2008.
On December 31, 2007, we entered into a Treasury Secured Revolving Credit Agreement (the “Credit Agreement”) among us, Wachovia Bank, National Association, and Branch Banking and Trust Company (“BB&T”), as administrative agent for the lenders. Under the Credit Agreement, the lenders have agreed to extend revolving loans to us in an amount not to exceed $100 million. The purpose of the Credit Agreement is to provide us flexibility in the sizing of portfolio investments and to facilitate the growth of our investment portfolio. The Credit Agreement has a two-year term and bears interest, at our option, either (i) at the LIBOR rate or (ii) at a published prime rate of interest, plus 25 basis points in either case. The applicable interest rates under the Credit Agreement would be increased by 15 basis points if usage under the Credit Agreement is in excess of 50% of the days within a given calendar quarter. The Credit Agreement also requires payment of 15 basis points per annum in unused commitment fees based on the average daily unused balances under the facility. The Credit Agreement is secured by certain securities accounts maintained by BB&T and is also guaranteed by the Investment Manager. As of June 30, 2008, and December 31, 2007, we had no outstanding borrowings under the Credit Agreement.
At June 30, 2008, Main Street has a debt to equity ratio of 0.47 to 1.0 and a cash to debt ratio of 0.74 to 1.0.
Current Market Conditions
The debt and equity capital markets in the United States have been severely impacted by significant write-offs in the financial services sector relating to the re-pricing of credit risk and deterioration in various credit markets and products, among other things. These events, along with the deterioration of the housing market, have led to worsening general economic conditions which have impacted the broader financial and credit markets and have reduced the availability of debt and equity capital for the market as a whole and financial firms in particular. Although we have been able to access the capital markets in the past to finance our investment activities, due to the current turmoil in the debt markets and uncertainty in the equity capital markets, we can provide no assurance that debt or equity capital will be available to us on favorable terms, or at all.
In the event that the United States economy enters into a protracted period of weakness, it is possible that the results of some of the lower middle-market companies, similar to those in which we invest, could experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. In addition, the end markets for certain of our portfolio companys’ products and services have experienced, and may continue to experience, negative economic trends. While we are not seeing signs of an overall, broad deterioration in our portfolio company results at this time, we can provide no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic or other conditions which could have a negative impact on our future results.

Recently Issued Accounting Standards
In June 2008, the Financial Accounting Standards Board (“FASB”) issued EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FASB Staff Position (“FSP”) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”). This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this FSP. Early application is not permitted. We are currently analyzing the effect, if any, this statement may have on our consolidated results of operations.
Inflation
Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in this report. However, our portfolio companies have and may continue to experience the impacts of inflation on their operating results, including escalations in their costs for raw materials and required energy consumption.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. However, as of June 30, 2008, we had no unused binding commitments to extend credit to our portfolio companies, which are not reflected on our balance sheet.
Contractual Obligations
As of June 30, 2008, our future fixed commitments for cash payments on contractual obligations for each of the next five years and thereafter are as follows:

							2013 and
	Total	2008	2009	2010	2011	2012	thereafter
	(dollars in thousands)
	(unaudited)
SBIC debentures payable	$55,000	$—	$—	$—	$—	$—	$55,000
Interest due on SBIC debentures	23,099	1,603	3,179	3,179	3,179	3,188	8,771

Total	$78,099	$1,603	$3,179	$3,179	$3,179	$3,188	$63,771

MSCC is obligated to make payments under a support services agreement with the Investment Manager. Subsequent to the Formation Transactions and the Offering, the Investment Manager is reimbursed for its excess expenses associated with providing investment management and other services to MSCC and its subsidiaries, as well as MSC II. Each quarter, as part of the support services agreement, MSCC makes payments to cover all expenses incurred by the Investment Manager, less the recurring management fees that the Investment Manager receives from MSC II pursuant to a long-term investment advisory services agreement.
Related Party Transactions
We co-invested with MSC II in several existing portfolio investments prior to the Offering, but did not co-invest with MSC II subsequent to the Offering and prior to June 2008. In June 2008, we received exemptive relief from the SEC to allow us to resume co-investing with MSC II. MSC II is managed by the Investment Manager, and the Investment Manager is wholly owned by MSCC. MSC II is an SBIC fund with similar investment objectives to Main Street and which began its investment operations in January 2006. The co-investments among Main Street and MSC II had all been made at the same time and on the same terms and conditions. The co-investments were also made in accordance with the Investment Manager’s conflicts policy and in accordance with the applicable SBIC conflict of interest regulations.

As discussed further in note D to our consolidated financials statements, “Wholly Owned Investment Manager,” Main Street paid certain management fees to the Investment Manager during the year ended December 31, 2007. Subsequent to the Formation Transactions, the Investment Manager is a wholly owned, portfolio company of Main Street. At June 30, 2008, and December 31, 2007, the Investment Manager had a payable of $58,095 and $207,783 due to MSCC, respectively, related to the funding of recurring administrative expenses required to support MSCC’s business.
Recent Developments
On July 1, 2008, Main Street’s Board of Directors approved the issuance of 245,645 shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2008 Equity Incentive Plan. These shares will vest over a four-year period from the grant date and will be expensed over a four-year service period starting on the grant date.
On July 1, 2008, a total of 20,000 shares of restricted stock was issued to Main Street independent directors pursuant to the Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan. One-half of those shares vested immediately on the grant date, and the remaining half will vest on the day immediately preceding the next annual meeting at which Main Street stockholders elect directors, provided that these independent directors have been in continuous service as members of the Board through such date. As a result, 50% of those shares were expensed during July 2008 with the remaining 50% to be expensed over a one-year service period starting on the grant date.
On July 11, 2008, Main Street sold substantially all the assets of portfolio company TA Acquisition Group, LP (“Travis Aggregates”) to a subsidiary of Texas Industries, Inc. (NYSE: “TXI”). Main Street realized a $6.4 million gain, including structuring and advisory fees, related to the sale. The net sale proceeds received by Main Street related to its equity interests in Travis Aggregates were approximately 19 times Main Street’s original equity investment of $0.4 million. Main Street recognized a total compounded annual rate of return over the term of its investment in Travis Aggregates of approximately 56%, including interest, dividends, fees and the gain realized on the sale of assets.
On July 31, 2008, Main Street declared a quarterly dividend of $0.36 per share. The quarterly dividend will be payable on September 12, 2008, to stockholders of record on August 14, 2008. The ex-dividend date for this quarterly dividend will be August 12, 2008.
During the fourth quarter of 2008, Main Street will begin paying dividends to its shareholders on a monthly basis instead of paying such dividends on a quarterly basis. Main Street anticipates declaring per share monthly dividends during the fourth quarter of 2008 in the range of $0.12 to $0.125 per month, or in the range of $0.36 to $0.375 per share for the entire fourth quarter of 2008. The anticipated dividend range for the fourth quarter of 2008 represents a 9% to 14% increase from the per share dividend paid in the fourth quarter of 2007. The projected dividend ranges for the fourth quarter of 2008 coupled with the dividends declared or paid to date during 2008 equate to a range of $1.41 to $1.425 per share for the total 2008 calendar year dividends. These projected dividend ranges are based upon Main Street’s current estimate of total 2008 taxable income and anticipated portfolio activity.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any of our debt investments that include floating interest rates. A high percentage of our debt investments are made with fixed interest rates for the term of the investment. However, as of June 30, 2008, approximately 14.5% of our debt investment portfolio (at cost) bore interest at floating rates. All of our current outstanding indebtedness is subject to fixed interest rates for the 10-year life of such debt. As of June 30, 2008, we had not entered into any interest rate hedging arrangements. At June 30, 2008, based on our applicable levels of floating-rate debt investments, a 1% change in interest rates would not have a material effect on our level of interest income from debt investments.

Item 4. Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, our President and Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chairman and Chief Executive Officer, our President and Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Securities and Exchange Act of 1934. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
During the three months ended June 30, 2008, in connection with Main Street’s dividend reinvestment plan for our common stockholders, we directed the plan administrator to purchase 80,716 shares of our common stock for $1,114,182 in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend for the second quarter of 2008. The following chart summarizes repurchases of our common stock for the three months ended June 30, 2008.

			Total Number of	Maximum Number (or
			Shares Purchased as	Approximate Dollar Value)
	Total Number	Average Price	Part of Publicly	of Shares that May Yet Be
	of Shares	Paid Per	Announced Plans	Purchased Under the Plans
Period	Purchased	Share	or Programs	or Programs

April 1, 2008 through April 30, 2008	—	$—	—	—
May 1, 2008 through May 31, 2008	80,098	$13.80	—	—
June 1, 2008 through June 30, 2008	618	$13.99	—	—
Item 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Stockholders was held on June 17, 2008, for the purpose of:
•	Proposal No. 1 — Election of directors for a term of one year;

•	Proposal No. 2 — Approval of the Main Street Capital Corporation 2008 Equity Incentive Plan;

•	Proposal No. 3 — Approval of the Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan;

•
Proposal No. 4 — Approval of a proposal to authorize us, with the approval of our Board of Directors, to sell shares of our common stock during the next twelve months at a price below its then current net asset value per share;

•
Proposal No. 5 — Approval of a proposal to authorize us, with the approval of our Board of Directors, to issue warrants, options or rights to subscribe for, convert to, or purchase our common stock in one or more offerings; and

•	Proposal No. 6 — Ratification of the appointment of Grant Thornton LLP as our independent registered public accounting firm for the year ending December 31, 2008.

There were no broker non-votes for proposal nos. 1 and 6. All six matters were approved.
All nominees for directors for a one-year term as listed in our 2008 proxy statement were elected by the following vote:

	For	Withheld
Michael Appling Jr.	8,562,136	22,263

	For	Withheld
Joseph E. Canon	8,560,692	23,707

	For	Withheld
Arthur L. French	8,533,693	50,706

	For	Withheld
William D. Gutermuth	8,559,692	24,707

	For	Withheld
Vincent D. Foster	8,316,800	267,599

	For	Withheld
Todd A. Reppert	8,562,536	21,863
The proposal to approve the Main Street Capital Corporation 2008 Equity Incentive Plan was approved by the following vote:

For	Against	Abstain
5,650,379	358,209	38,755
The proposal to approve the Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan was approved by the following vote:

For	Against	Abstain
5,897,230	120,080	30,032
The proposal to authorize us, with the approval of our Board of Directors, to sell shares of our common stock during the next twelve months at a price below its then current net asset value per share was approved by the following vote:
Including Votes by Our Affiliated Persons

For	Against	Abstain *	Broker Non-Vote *
5,839,488	181,211	26,645	2,537,055
Excluding Votes by Our Affiliated Persons

For	Against	Abstain *	Broker Non-Vote *
3,586,290	181,211	26,645	2,537,055
The proposal to authorize us, with the approval of our Board of Directors, to issue warrants, options or rights to subscribe for, convert to, or purchase our common stock in one or more offerings was approved by the following vote:

For	Against	Abstain
5,880,209	138,271	28,861
The recommendation to ratify the appointment of Grant Thornton LLP as our independent registered public accounting firm for the year ending December 31, 2008 was approved by the following vote:

For	Against	Abstain
8,563,447	9,764	11,188

*	Abstain and Broker non-votes have the effect of voting against the proposal.

Item 6. Exhibits.
Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number		Description of Exhibit

3.1	*	Articles of Amendment and Restatement of Main Street Capital Corporation (previously filed as exhibit (a) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. 333-142879)).

3.2	*	Main Street Capital Corporation Amended and Restated Bylaws effective May 1, 2008 (previously filed as exhibit 99.1 to Main Street Capital Corporation’s current report on Form 8-K filed May 2, 2008).

10.1	*	Main Street Capital Corporation 2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to Main Street Capital Corporation’s Registration Statement on Form S-8 (Reg. No. 333-151799)).

10.2	*
Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 4.5 to Main Street Capital Corporation’s Registration Statement on Form S-8 (Reg. No. 333-151799)).

10.3	*
Form of Restricted Stock Agreement — Main Street Capital Corporation 2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.6 to Main Street Capital Corporation’s Registration Statement on Form S-8 (Reg. No. 333-151799)).

10.4	*
Form of Restricted Stock Agreement — Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 4.7 to Main Street Capital Corporation’s Registration Statement on Form S-8 (Reg. No. 333-151799)).

31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Main Street Capital Corporation

Date: August 12, 2008	/s/ Vincent D. Foster Vincent D. Foster
Chairman and Chief Executive Officer (principal executive officer)

Date: August 12, 2008	/s/ Todd A. Reppert Todd A. Reppert
President and Chief Financial Officer (principal financial officer)

Date: August 12, 2008	/s/ Michael S. Galvan Michael S. Galvan
Vice President and Chief Accounting Officer (principal accounting officer)

Date: August 12, 2008	/s/ Rodger A. Stout Rodger A. Stout
Senior Vice President-Finance & Administration,
Chief Compliance Officer and Treasurer

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

3.1	*	Articles of Amendment and Restatement of Main Street Capital Corporation (previously filed as exhibit (a) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. 333-142879)).

3.2	*	Main Street Capital Corporation Amended and Restated Bylaws effective May 1, 2008 (previously filed as exhibit 99.1 to Main Street Capital Corporation’s current report on Form 8-K filed May 2, 2008).

10.1	*	Main Street Capital Corporation 2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to Main Street Capital Corporation’s Registration Statement on Form S-8 (Reg. No. 333-151799)).

10.2	*
Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 4.5 to Main Street Capital Corporation’s Registration Statement on Form S-8 (Reg. No. 333-151799)).

10.3	*
Form of Restricted Stock Agreement — Main Street Capital Corporation 2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.6 to Main Street Capital Corporation’s Registration Statement on Form S-8 (Reg. No. 333-151799)).

10.4	*
Form of Restricted Stock Agreement — Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 4.7 to Main Street Capital Corporation’s Registration Statement on Form S-8 (Reg. No. 333-151799)).

31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.