Form 10-Q
period 2008-09-30
Main Street Capital CORP
filed 2008-11-12
CIK 1396440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
n/a
(Former name, former address and former fiscal year, if changed since last report)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of November 10, 2008 was 9,241,183.

MAIN STREET CAPITAL CORPORATION
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MAIN STREET CAPITAL CORPORATION
Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Investments at fair value:
Control investments (cost: $62,362,884 and $43,053,372 as of September 30, 2008 and December 31, 2007, respectively)	$63,682,966	$48,108,197
Affiliate investments (cost: $33,083,753 and $33,037,053 as of September 30, 2008 and December 31, 2007, respectively)	36,184,697	36,176,216
Non-Control/Non-Affiliate investments (cost: $6,236,036 and $3,381,001 as of September 30, 2008 and December 31, 2007, respectively)	6,489,271	3,741,001
Investment in affiliated Investment Manager (cost: $18,000,000 as of September 30, 2008 and December 31, 2007)	16,920,695	17,625,000

Total investments (cost: $119,682,673 and $97,471,426 as of September 30, 2008 and December 31, 2007, respectively)	123,277,629	105,650,414

Idle funds investments	—	24,063,261
Cash and cash equivalents	46,842,547	41,889,324
Other assets	794,549	1,574,888
Deferred financing costs (net of accumulated amortization of $759,172 and $529,952 as of September 30, 2008 and December 31, 2007, respectively)	1,472,309	1,670,135

Total assets	$172,387,034	$174,848,022

LIABILITIES

SBIC debentures	$55,000,000	$55,000,000
Deferred tax liability	238,308	3,025,672
Interest payable	299,646	1,062,672
Accounts payable and other liabilities	1,431,261	610,470

Total liabilities	56,969,215	59,698,814
Commitments and contingencies

NET ASSETS

Common stock, $0.01 par value per share (150,000,000 shares authorized and 9,241,183 and 8,959,718 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively)	92,412	89,597
Additional paid-in capital	104,602,672	104,076,033
Undistributed net realized income	8,093,056	6,067,131
Net unrealized appreciation from investments, net of income taxes	2,629,679	4,916,447

Total net assets	115,417,819	115,149,208

Total liabilities and net assets	$172,387,034	$174,848,022

Net asset value per share	$12.49	$12.85

See accompanying notes to consolidated financial statements.

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$2,861,564	$1,454,790	$7,436,174	$3,709,221
Affiliate investments	1,037,464	1,362,521	3,146,326	3,871,178
Non-Control/Non-Affiliate investments	165,546	151,114	1,063,842	568,527

Total interest, fee and dividend income	4,064,574	2,968,425	11,646,342	8,148,926
Interest from idle funds and other	392,750	158,958	1,015,259	533,318

Total investment income	4,457,324	3,127,383	12,661,601	8,682,244
EXPENSES:
Management fees to affiliate	—	(499,979)	—	(1,499,937)
Interest	(930,332)	(849,299)	(2,734,174)	(2,396,541)
General and administrative	(681,316)	(32,961)	(1,991,115)	(204,296)
Share-based compensation	(315,726)	—	(315,726)	—
Professional costs related to initial public offering	—	—	—	(695,250)

Total expenses	(1,927,374)	(1,382,239)	(5,041,015)	(4,796,024)

NET INVESTMENT INCOME	2,529,950	1,745,144	7,620,586	3,886,220

NET REALIZED GAIN (LOSS) FROM INVESTMENTS:
Control investments	4,320,213	1,191,463	4,320,213	1,802,713
Affiliate investments	—	953,334	710,404	1,209,513
Non-Control/Non-Affiliate investments	—	—	—	(270,538)

Total net realized gain (loss) from investments	4,320,213	2,144,797	5,030,617	2,741,688

NET REALIZED INCOME	6,850,163	3,889,941	12,651,203	6,627,908

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) FROM INVESTMENTS:
Control investments	(4,557,143)	(1,366,000)	(3,672,439)	(2,007,250)
Affiliate investments	840,429	150,000	(100,523)	813,822
Non-Control/Non-Affiliate investments	(165,531)	35,000	(106,765)	384,832
Investment in affiliated Investment Manager	(239,844)	—	(704,306)	—

Total net change in unrealized appreciation (depreciation) from investments	(4,122,089)	(1,181,000)	(4,584,033)	(808,596)

Income tax benefit (provision)	(54,371)	—	2,297,265	—

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$2,673,703	$2,708,941	$10,364,435	$5,819,312

NET INVESTMENT INCOME PER SHARE
BASIC AND DILUTED	$0.28	$0.20	$0.85	$0.46

NET REALIZED INCOME PER SHARE
BASIC AND DILUTED	$0.76	$0.46	$1.41	$0.78

DIVIDENDS/DISTRIBUTIONS PAID PER SHARE	$0.36	$0.12	$1.05	$0.54

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE
BASIC AND DILUTED	$0.30	$0.32	$1.16	$0.68

WEIGHTED AVERAGE SHARES OUTSTANDING —
BASIC	8,972,985	8,526,726	8,964,808	8,526,726

DILUTED	8,973,091	8,526,726	8,965,875	8,526,726

See accompanying notes to consolidated financial statements.

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Changes in Net Assets
(Unaudited)

							Net Unrealized
							Appreciation from
	Members’		Common Stock		Additional	Undistributed	Investments,	Total
	Equity	Limited	Number	Par	Paid-In	Net Realized	net of Income	Net
	(General Partner)	Partners’ Capital	of Shares	Value	Capital	Income	Taxes	Assets
Balances at December 31, 2006	$181,770	$25,239,239	—	$—	$—	$4,266,043	$13,585,479	$43,272,531
Capital contributions	—	66,348	—	—	—	—	—	66,348
Distributions to partners	—	—	—	—	—	(6,500,000)	—	(6,500,000)
Net increase resulting from operations	—	—	—	—	—	6,627,908	(808,596)	5,819,312

Balances at September 30, 2007	$181,770	$25,305,587	—	$—	$—	$4,393,951	$12,776,883	$42,658,191

Balances at December 31, 2007	$—	$—	8,959,718	$89,597	$104,076,033	$6,067,131	$4,916,447	$115,149,208
Issuance of restricted stock	—	—	265,645	2,657	(2,657)	—	—	—
Issuance of stock — dividend reinvestment plan	—	—	15,820	158	213,570	—	—	213,728
Share-based compensation	—	—	—	—	315,726	—	—	315,726
Dividends declared to stockholders	—	—	—	—	—	(10,625,278)	—	(10,625,278)
Net increase resulting from operations	—	—	—	—	—	12,651,203	(2,286,768)	10,364,435

Balances at September 30, 2008	$—	$—	9,241,183	$92,412	$104,602,672	$8,093,056	$2,629,679	$115,417,819

See accompanying notes to consolidated financial statements.

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months
	Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations:	$10,364,435	$5,819,312
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Accretion of unearned income	(886,902)	(619,510)
Net payment-in-kind interest accrual	(258,573)	(110,828)
Share-based compensation	315,726	—
Amortization of deferred financing costs	229,220	138,167
Net change in unrealized depreciation from investments	4,584,033	808,596
Net realized gain from investments	(5,030,617)	(2,741,688)
Changes in other assets and liabilities:
Other assets	696,774	(75,876)
Deferred tax liability	(2,787,364)	—
Interest payable	(763,026)	(593,628)
Accounts payable — offering costs	—	72,975
Accounts payable and other liabilities	198,850	30,935
Deferred debt origination fees received	432,966	327,308

Net cash provided by operating activities	7,095,522	3,055,763

CASH FLOWS FROM INVESTMENT ACTIVITIES
Investments in portfolio companies	(34,485,324)	(19,767,492)
Principal payments received on loans and debt securities	10,691,302	6,162,063
Proceeds from sale of equity securities and related notes	7,409,464	3,971,427
Proceeds from idle funds investments	24,063,261	—

Net cash provided by (used in) investment activities	7,678,703	(9,634,002)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital contributions	—	66,348
Distributions to members and partners	—	(6,500,000)
Dividends paid to stockholders	(9,789,608)	—
Proceeds from issuance of SBIC debentures	—	9,900,000
Payment of deferred offering costs	—	(852,750)
Payment of deferred loan costs and SBIC debenture fees	(31,394)	(240,075)

Net cash provided by (used in) financing activities	(9,821,002)	2,373,523

Net increase (decrease) in cash and cash equivalents	4,953,223	(4,204,716)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	41,889,324	13,768,719

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$46,842,547	$9,564,003

See accompanying notes to consolidated financial statements.

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2008
(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)

Café Brazil, LLC	Casual Restaurant
12% Secured Debt (Maturity — April 20, 2011)	Group	$2,750,000	$2,726,116	$2,750,000
Member Units (7) (Fully diluted 42.3%)			41,837	1,150,000

			2,767,953	3,900,000

CBT Nuggets, LLC	Produces and Sells
14% Secured Debt (Maturity — June 1, 2011)	IT Certification	1,740,000	1,697,910	1,740,000
Member Units (7) (Fully diluted 29.1%)	Training Videos		432,000	1,625,000
Warrants (Fully diluted 10.5%)			72,000	500,000

			2,201,910	3,865,000

Ceres Management, LLC (Lambs)	Aftermarket Automotive
14% Secured Debt (Maturity — May 31, 2013)	Services Chain	2,400,000	2,371,508	2,371,508
Member Units (Fully diluted 42.0%)			1,200,000	1,400,000

			3,571,508	3,771,508

Condit Exhibits, LLC	Tradeshow Exhibits/
13% current / 5.5% PIK Secured Debt (Maturity — July 2, 2013)	Custom Displays	2,278,831	2,242,734	2,242,734
Member Units (Fully diluted 28.1%)			300,000	300,000

			2,542,734	2,542,734

Gulf Manufacturing, LLC	Industrial Metal
Prime plus 1% Secured Debt (Maturity — August 31, 2012)	Fabrication	1,200,000	1,190,200	1,200,000
13% Secured Debt (Maturity — August 31, 2012)		1,900,000	1,740,113	1,880,000
Member Units (7) (Fully diluted 18.4%)			472,000	1,020,000
Warrants (Fully diluted 8.4%)			160,000	550,000

			3,562,313	4,650,000

Hawthorne Customs & Dispatch Services, LLC	Transportation/
13% Secured Debt (Maturity — January 31, 2011)	Logistics	1,200,000	1,169,130	1,169,130
Member Units (7) (Fully diluted 27.8%)			375,000	435,000
Warrants (Fully diluted 16.5%)			37,500	230,000

			1,581,630	1,834,130

Hydratec Holdings, LLC	Agricultural Services
12.5% Secured Debt (Maturity — October 31, 2012)		5,400,000	5,306,937	5,306,937
Prime plus 1% Secured Debt (Maturity — October 31, 2012)		1,595,244	1,578,911	1,578,911
Member Units (Fully diluted 60%)			1,800,000	1,800,000

			8,685,848	8,685,848

Jensen Jewelers of Idaho, LLC	Retail Jewelry
Prime Plus 2% Secured Debt (Maturity — November 14, 2011)		1,200,000	1,183,818	1,200,000
13% current / 6% PIK Secured Debt (Maturity — November 14, 2011)		1,119,299	1,097,705	1,119,299
Member Units (7) (Fully diluted 25.1%)			376,000	570,000

			2,657,523	2,889,299

NAPCO Precast, LLC	Precast Concrete
18% Secured Debt (Maturity — February 1, 2013)	Manufacturing	7,000,000	6,872,083	7,000,000
Prime Plus 2% Secured Debt (Maturity — February 1, 2013) (8)		4,000,000	3,964,330	4,000,000
Member Units (7) (Fully diluted 35.6%)			2,000,000	5,100,000

			12,836,413	16,100,000

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2008
(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)

OMi Holdings, Inc.	Manufacturer of
12% Secured Debt (Maturity — March 31, 2013)	Overhead Cranes	6,804,000	6,743,620	6,743,620
Common Stock (Fully diluted 28.8%)			900,000	900,000

			7,643,620	7,643,620

Quest Design & Production, LLC	Design and Fabrication
10% Secured Debt (Maturity — June 30, 2013)	of Custom Display	600,000	465,060	600,000
0% Secured Debt (Maturity — June 30, 2013)	Systems	2,000,000	2,000,000	1,400,000
Warrants (Fully diluted 40.0%)			1,595,858	—
Warrants (Fully diluted 20.0%)			40,000	—

			4,100,918	2,000,000

Universal Scaffolding & Equipment, LLC	Manufacturer of Scaffolding
Prime plus 1% Secured Debt (Maturity — August 17, 2012) (8)	and Shoring Equipment	941,958	934,307	934,307
13% current / 5% PIK Secured Debt (Maturity — August 17, 2012)		3,320,093	3,266,520	3,266,520
Member Units (Fully diluted 18.4%)			992,063	200,000

			5,192,890	4,400,827

Uvalco Supply, LLC	Farm and Ranch Supply
Member Units (Fully diluted 37.5%)			787,500	1,400,000

Wicks N’ More, LLC	Manufacturer of
12% Secured Debt (Maturity — April 26, 2011)	High-end Candles	3,816,680	3,552,124	—
8% Secured Debt (Maturity — April 1, 2009)		78,000	78,000	—
8% Secured Debt (Maturity — March 9, 2009)		30,000	30,000	—
Member Units (Fully diluted 11.5%)			360,000	—
Warrants (Fully diluted 21.3%)			210,000	—

			4,230,124	—

Subtotal Control Investments			62,362,884	63,682,966

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2008
(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Affiliate Investments (4)

Advantage Millwork Company, Inc.	Manufacturer/Distributor
12% Secured Debt (Maturity — February 5, 2012)	of Wood Doors	3,066,667	2,948,189	2,948,189
Warrants (Fully diluted 12.2%)			97,808	97,808

			3,045,997	3,045,997

American Sensor Technologies, Inc.	Manufacturer of Commercial/
Prime plus 0.5% Secured Debt (Maturity — May 31, 2010) (8)	Industrial Sensors	3,800,000	3,800,000	3,800,000
Warrants (Fully diluted 20.0%)			50,000	250,000

			3,850,000	4,050,000

Carlton Global Resources, LLC	Processor of
13% PIK Secured Debt (Maturity — November 15, 2011)	Industrial Minerals	4,791,944	4,655,836	750,000
Member Units (Fully diluted 8.5%)			400,000	—

			5,055,836	750,000

Houston Plating & Coatings, LLC	Plating & Industrial
Prime plus 2% Secured Debt (Maturity — July 19, 2011)	Coating Services	300,000	300,000	300,000
Member Units (7) (Fully diluted 11.8%)			210,000	2,750,000

			510,000	3,050,000

KBK Industries, LLC	Specialty Manufacturer
14% Secured Debt (Maturity — January 23, 2011)	of Oilfield and	3,937,500	3,772,730	3,937,500
8% Secured Debt (Maturity — July 1, 2009)	Industrial Products	562,500	562,500	562,500
8% Secured Debt (Maturity — March 31, 2009)		600,000	600,000	600,000
Member Units (7) (Fully diluted 14.5%)			187,500	700,000

			5,122,730	5,800,000

Laurus Healthcare, LP	Healthcare Facilities
13% Secured Debt (Maturity — May 7, 2009)		2,625,000	2,594,563	2,625,000
Warrants (Fully diluted 18.2%)			105,000	2,200,000

			2,699,563	4,825,000

National Trench Safety, LLC	Trench & Traffic
10% PIK Debt (Maturity — April 16, 2014)	Safety Equipment	394,099	394,099	394,099
Member Units (Fully diluted 10.9%)			1,792,308	1,792,308

			2,186,407	2,186,407

Pulse Systems, LLC	Manufacturer of
14% Secured Debt (Maturity — June 1, 2009)	Components for	1,974,456	1,954,450	1,974,455
Warrants (Fully diluted 7.4%)	Medical Devices		132,856	450,000

			2,087,306	2,424,455

Transportation General, Inc.	Taxi Cab/Transportation
13% Secured Debt (Maturity — May 31, 2010)	Services	3,500,000	3,430,985	3,500,000
Warrants (Fully diluted 24.0%)			70,000	550,000

			3,500,985	4,050,000

Vision Interests, Inc.	Manufacturer/
13% Secured Debt (Maturity — June 5, 2012)	Installer of Commercial	3,760,000	3,569,259	3,760,000
Common Stock (Fully diluted 8.9%)	Signage		372,000	610,000
Warrants (Fully diluted 11.2%)			160,000	610,000

			4,101,259	4,980,000

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2008
(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Affiliate Investments (4)

WorldCall, Inc.	Telecommunication/
13% Secured Debt (Maturity - October 22, 2009)	Information Services	646,225	627,039	640,000
Common Stock (Fully diluted 9.9%)			296,631	382,838

			923,670	1,022,838

Subtotal Affiliate Investments			33,083,753	36,184,697

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2008
(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Non-Control/Non-Affiliate Investments(5):

East Teak Fine Hardwoods, Inc.	Hardwood Products
Common Stock (Fully diluted 3.3%)			130,000	490,000

Hayden Acquisition, LLC	Manufacturer of
12% Secured Debt (Maturity — March 9, 2009)	Utility Structures	1,800,000	1,781,303	1,620,000

Support Systems Homes, Inc.	Manages Substance
15% Secured Debt (Maturity — August 21, 2018)	Abuse Treatment Centers	227,624	227,624	227,624

Technical Innovations, LLC	Manufacturer of Specialty
7% Secured Debt (Maturity — August 31, 2009)	Cutting Tools and Punches	301,647	301,647	301,647
13.5% Secured Debt (Maturity — January 16, 2015)		3,850,000	3,795,462	3,850,000

			4,097,109	4,151,647

Subtotal Non-Control/Non-Affiliate Investments			6,236,036	6,489,271

Main Street Capital Partners, LLC (Investment Manager)	Asset Management
100% of Membership Interests			18,000,000	16,920,695

Total Portfolio Investments, September 30, 2008			$119,682,673	$123,277,629

(1)	Debt investments are generally income producing. Equity and warrants are non-income producing, unless otherwise noted.

(2)	See Note C for summary geographic location of portfolio companies.

(3)
Controlled investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”) as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.

(4)	Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned.

(5)	Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(6)	Principal is net of prepayments. Cost is net of prepayments and accumulated unearned income.

(7)	Income producing through payment of dividends or distributions.

(8)	Subject to contractual minimum rates.

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2007

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)

Café Brazil, LLC	Casual Restaurant
12% Secured Debt (Maturity — April 20, 2009)	Group	$2,750,000	$2,702,931	$2,702,931
Member Units (7) (Fully diluted 42.3%)			41,837	1,250,000

			2,744,768	3,952,931

CBT Nuggets, LLC	Produces and Sells
Prime plus 2% Secured Debt (Maturity — June 1, 2011)	IT Certification	360,000	354,678	354,678
14% Secured Debt (Maturity — June 1, 2011)	Training Videos	1,860,000	1,805,275	1,805,275
Member Units (7) (Fully diluted 29.1%)			432,000	1,145,000
Warrants (Fully diluted 10.5%)			72,000	345,000

			2,663,953	3,649,953

Gulf Manufacturing, LLC	Industrial Metal
Prime plus 1% Secured Debt (Maturity — August 31, 2012)	Fabrication	1,200,000	1,188,636	1,188,636
13% Secured Debt (Maturity — August 31, 2012)		2,000,000	1,809,216	1,809,216
Member Units (7) (Fully diluted 18.4%)			472,000	472,000
Warrants (Fully diluted 8.4%)			160,000	250,000

			3,629,852	3,719,852

Hawthorne Customs & Dispatch Services, LLC	Transportation/
13% Secured Debt (Maturity — January 31, 2011)	Logistics	1,350,000	1,304,693	1,304,693
Member Units (7) (Fully diluted 27.8%)			375,000	435,000
Warrants (Fully diluted 16.5%)			37,500	230,000

			1,717,193	1,969,693

Hayden Acquisition, LLC	Manufacturer of
12% Secured Debt (Maturity — March 9, 2009)	Utility Structures	1,955,000	1,901,040	1,901,040

Hydratec Holdings, LLC	Agricultural Services
12.5% Secured Debt (Maturity — October 31, 2012)		5,700,000	5,588,729	5,588,729
Prime plus 1% Secured Debt (Maturity — October 31, 2012)		1,845,244	1,825,911	1,825,911
Member Units (Fully diluted 60%)			1,800,000	1,800,000

			9,214,640	9,214,640

Jensen Jewelers of Idaho, LLC	Retail Jewelry
Prime Plus 2% Secured Debt (Maturity — November 14, 2011)		1,200,000	1,180,509	1,180,509
13% current / 6% PIK Secured Debt (Maturity — November 14, 2011)		1,069,457	1,044,190	1,044,190
Member Units (7) (Fully diluted 25.1%)			376,000	815,000

			2,600,699	3,039,699

Magna Card, Inc.	Wholesale/Consumer
12% current / 0.4% PIK Secured Debt	Magnetic Products
(Maturity — September 30, 2010)		2,021,079	1,958,775	—
Warrants (Fully diluted 35.8%)			100,000	—

			2,058,775	—

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2007

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)

Quest Design & Production, LLC	Design and Fabrication
8% current / 5% PIK Secured Debt	of Custom Display
(Maturity — December 31, 2010)	Systems	3,991,542	3,964,853	3,964,853
Warrants (Fully diluted 26.0%)			40,000	40,000

			4,004,853	4,004,853

TA Acquisition Group, LP	Processor of
12% Secured Debt (Maturity — July 29, 2010)	Construction	1,870,000	1,813,789	1,813,789
Partnership Interest (7) (Fully diluted 18.3%)	Aggregates		357,500	3,435,000
Warrants (Fully diluted 18.3%)			82,500	3,450,000

			2,253,789	8,698,789

Technical Innovations, LLC	Manufacturer of
12% Secured Debt (Maturity — October 31, 2009)	Specialty Cutting	787,500	748,716	748,716
Prime Secured Debt (Maturity — October 31, 2009)	Tools and Punches	262,500	249,572	249,572

			998,288	998,288

Universal Scaffolding & Equipment, LLC	Manufacturer of Scaffolding
Prime plus 1% Secured Debt (Maturity — August 16, 2012) (8)	and Shoring Equipment	1,122,333	1,111,741	1,111,741
13% current / 5% PIK Secured Debt (Maturity — August 16, 2012)		3,196,376	3,136,274	3,136,274
Member Units (Fully diluted 18.4%)			992,063	1,025,000

			5,240,078	5,273,015

Wicks N’ More, LLC	Manufacturer of
12% Secured Debt (Maturity — April 26, 2011)	High-end Candles	3,720,000	3,455,444	1,685,444

Member Units (Fully diluted 11.5%)			360,000	—
Warrants (Fully diluted 21.3%)			210,000	—

			4,025,444	1,685,444

Subtotal Control Investments			43,053,372	48,108,197

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2007

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Affiliate Investments (4)

Advantage Millwork Company, Inc.	Manufacturer/Distributor	2,666,667	2,547,510	2,547,510
12% Secured Debt (Maturity — February 5, 2012)	of Wood Doors		87,120	87,120

Warrants (Fully diluted 10.9%)			2,634,630	2,634,630

American Sensor Technologies, Inc.	Manufacturer of Commercial/
Prime plus 0.5% Secured Debt (Maturity — May 31, 2010) (8)	Industrial Sensors	3,500,000	3,404,755	3,404,755
Warrants (Fully diluted 20.0%)			50,000	750,000

			3,454,755	4,154,755

Carlton Global Resources, LLC	Processor of
13% PIK Secured Debt (Maturity — November 15, 2011)	Industrial Minerals	4,687,777	4,555,835	2,618,421
Member Units (Fully diluted 8.5%)			400,000	—

			4,955,835	2,618,421

Houston Plating & Coatings, LLC	Plating & Industrial
Prime plus 2% Secured Debt (Maturity — July 19, 2011)	Coating Services	100,000	100,000	100,000
Member Units (7) (Fully diluted 11.8%)			210,000	2,450,000

			310,000	2,550,000

KBK Industries, LLC	Specialty Manufacturer
14% Secured Debt (Maturity — January 23, 2011)	of Oilfield and	3,937,500	3,730,881	3,730,881
8% Secured Debt (Maturity — July 1, 2009)	Industrial Products	623,063	623,063	623,063
Prime Plus 2% Secured Debt (Maturity — January 31, 2008)			75,000	686,250
Member Units (7) (Fully diluted 14.5%)			187,500	700,000

			4,616,444	5,740,194

Laurus Healthcare, LP	Healthcare Facilities
13% Secured Debt (Maturity — May 7, 2009)		3,010,000	2,934,625	2,934,625
Warrants (Fully diluted 18.2%)			105,000	715,000

			3,039,625	3,649,625

National Trench Safety, LLC	Trench & Traffic
10% PIK Debt (Maturity — April 16, 2014)	Safety Equipment	365,334	314,805	314,805
Member Units (Fully diluted 10.9%)			1,792,308	1,792,308

			2,107,113	2,107,113

Pulse Systems, LLC	Manufacturer of
14% Secured Debt (Maturity — June 1, 2009)	Components for	2,307,498	2,260,420	2,260,420
Warrants (Fully diluted 6.6%)	Medical Devices		118,000	350,000

			2,378,420	2,610,420

Transportation General, Inc.	Taxi Cab/Transportation
13% Secured Debt (Maturity — May 31, 2010)	Services	3,600,000	3,501,966	3,501,966
Warrants (Fully diluted 24.0%)			70,000	340,000

			3,571,966	3,841,966

Turbine Air Systems, Ltd.	Commercial and
12% Secured Debt (Maturity — October 11, 2011)	Industrial Chilling Systems	1,000,000	905,213	905,213

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2007

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Affiliate Investments (4)

Vision Interests, Inc.	Manufacturer/
13% Secured Debt (Maturity — June 5, 2012)	Installer of Commercial	3,760,000	3,541,662	3,541,662
Common Stock (Fully diluted 8.9%)	Signage		372,000	372,000
Warrants (Fully diluted 11.2%)			160,000	375,000

			4,073,662	4,288,662

WorldCall, Inc.	Telecommunication/
13% Secured Debt (Maturity — October 22, 2009)	Information Services	782,500	745,217	745,217
Common Stock (Fully diluted 6.2%)			169,173	180,000
Warrants (Fully diluted 13.4%)			75,000	150,000

			989,390	1,075,217

Subtotal Affiliate Investments			33,037,053	36,176,216

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2007

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Non-Control/Non-Affiliate Investments(5):

East Teak Fine Hardwoods, Inc. 13% Current/5.5% PIK Secured Debt (Maturity — April 13, 2011)	Hardwood Products	1,651,028	1,586,391	1,586,391
Common Stock (Fully diluted 3.3%)			130,000	490,000

			1,716,391	2,076,391

Support Systems Homes, Inc.	Manages Substance
14% Current/4% PIK Secured Debt	Abuse Treatment
(Maturity — June 5, 2012)	Centers	1,525,674	1,507,596	1,507,596
8% Secured Debt (Maturity — June 5, 2012)		158,888	157,014	157,014

			1,664,610	1,664,610

Subtotal Non-Control/Non-Affiliate Investments			3,381,001	3,741,001

Main Street Capital Partners, LLC (Investment Manager) 100% of Membership Interests	Asset Management		18,000,000	17,625,000

Total Portfolio Investments, December 31, 2007			$97,471,426	$105,650,414

Idle Funds Investments
4.691% Federal Home Loan Bank Discount Note	Investments in U.S.
(Maturity — April 11, 2008)	Agency Securities	3,500,000	$3,421,791	$3,421,791
4.691% Federal National Mortgage Association Discount Note (Maturity — April 2, 2008)		3,500,000	3,425,490	3,425,490
4.675% Federal Home Loan Bank Discount Note (Maturity — March 20, 2008)		3,500,000	3,431,089	3,431,089
4.668% Federal Home Loan Bank Discount Note (Maturity — March 5, 2008)		3,500,000	3,437,408	3,437,408
4.673% Federal Home Loan Bank Discount Note (Maturity — February 20, 2008)		3,500,000	3,443,197	3,443,197
4.77% Federal Home Loan Mortgage Corp Discount Note (Maturity — February 7, 2008)		3,500,000	3,448,948	3,448,948
4.64% Federal National Mortgage Association Discount Note (Maturity — January 23, 2008)		3,500,000	3,455,338	3,455,338

Total Idle Funds Investments, December 31, 2007			$24,063,261	$24,063,261

(1)	Debt investments are generally income producing. Equity and warrants are non-income producing, unless otherwise noted.

(2)	See Note C for summary geographic location of portfolio companies.

(3)
Controlled investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”) as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.

(4)	Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned.

(5)	Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(6)	Principal is net of prepayments. Cost is net of prepayments and accumulated unearned income.

(7)	Income producing through payment of dividends or distributions.

(8)	Subject to contractual minimum rates.

MAIN STREET CAPITAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
NOTE A — ORGANIZATION AND BASIS OF PRESENTATION
1. Organization
Main Street Capital Corporation (“MSCC”) was formed on March 9, 2007 for the purpose of (i) acquiring 100% of the equity interests of Main Street Mezzanine Fund, LP (the “Fund”) and its general partner, Main Street Mezzanine Management, LLC (the “General Partner”), (ii) acquiring 100% of the equity interests of Main Street Capital Partners, LLC (the “Investment Manager”), (iii) raising capital in an initial public offering, which was completed in October 2007 (the “IPO”), and (iv) thereafter operating as an internally managed business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The transactions discussed above were consummated in October 2007 and are collectively termed the “Formation Transactions.” The term “Main Street” refers to the Fund and the General Partner prior to the IPO and to MSCC and its subsidiaries, including the Fund and the General Partner, subsequent to the IPO.
Immediately following the Formation Transactions, Main Street Equity Interests, Inc. (“MSEI”) was created as a wholly owned consolidated subsidiary of MSCC. MSEI has elected for tax purposes to be treated as a taxable entity and is taxed at normal corporate tax rates based on its taxable income.
2. Basis of Presentation
Main Street’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). For the three and nine months ended September 30, 2008 and 2007, the consolidated financial statements of Main Street include the accounts of MSCC, the Fund, MSEI and the General Partner. The Investment Manager is accounted for as a portfolio investment (see Note D). The Formation Transactions involved an exchange of equity interests between companies under common control. In accordance with the guidance on exchanges of equity interests between entities under common control contained in Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”), Main Street’s results of operations for the three and nine months ended September 30, 2007 and cash flows for the nine months ended September 30, 2007 are presented as if the Formation Transactions had occurred as of January 1, 2007. Main Street’s results of operations for the three and nine months ended September 30, 2008 and 2007, cash flows for the nine months ended September 30, 2008 and 2007 and financial positions as of September 30, 2008 and December 31, 2007 are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its subsidiaries have been eliminated in consolidation. As a result of adopting the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), in the first quarter of 2008, certain reclassifications have been made to prior period balances to conform with the current financial statement presentation.
The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2007. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
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
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
1. Valuation of Investments
Main Street accounts for its portfolio investments at fair value. As a result, Main Street adopted the provisions of SFAS 157 in the first quarter of 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. SFAS 157 requires Main Street to assume that the portfolio investment is to be sold in the principal market to market participants, or in the absence of a principal market, in the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. Prior to the adoption of SFAS 157, Main Street reported unearned income as a single line item on the consolidated balance sheets and consolidated schedule of investments. Unearned income is no longer reported as a separate line and is now part of the investment portfolio cost and fair value on the consolidated balance sheets and the consolidated schedule of investments. This change in presentation had no impact on the overall net cost or fair value of Main Street’s investment portfolio and had no impact on Main Street’s financial position or results of operations.
Main Street’s business plan calls for it to invest primarily in illiquid securities issued by private companies and/or thinly traded public companies. These investments may be subject to restrictions on resale and will generally have no established trading market. As a result, Main Street determines in good faith the fair value of its portfolio investments pursuant to a valuation policy in accordance with SFAS 157 and a valuation process approved by its Board of Directors and in accordance with the 1940 Act. Main Street reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process. Main Street’s valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio.
For valuation purposes, control investments are composed of equity and debt securities for which Main Street has a controlling interest or has the ability to nominate a majority of the portfolio company’s board of directors. Market quotations are generally not readily available for Main Street’s control investments. As a result, Main Street determines the fair value of control investments using a combination of market and income approaches. Under the market approach, Main Street will typically use the enterprise value methodology to determine the fair value of these investments. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, Main Street analyzes various factors, including the portfolio company’s historical and projected financial results. Main Street allocates the enterprise value to these investments in order of the legal priority of the investments. Main Street will also use the income approach to determine the fair value of these securities, based on projections of the discounted future free cash flows that the portfolio company or the debt security will likely generate. The valuation approaches for Main Street’s control investments estimate the value of the investment if it were to sell, or exit, the investment, assuming the highest and best use of the investment by market participants. In addition, these valuation approaches consider the value associated with Main Street’s ability to control the capital structure of the portfolio company, as well as the timing of a potential exit.

For valuation purposes, non-control investments are composed of debt and equity securities for which Main Street does not have a controlling interest, or the ability to nominate a majority of the board of directors, and for which market quotations for Main Street’s non-control investments are not readily available. For Main Street’s non-control investments, Main Street uses the market approach to value its equity investments and the income approach to value its debt instruments. For non-control debt investments, Main Street determines the fair value primarily using a yield approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Main Street’s estimate of the expected repayment date of a debt security is generally the legal maturity date of the instrument, as Main Street generally intends to hold its loans to maturity. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. Main Street will use the value determined by the yield analysis as the fair value for that security; however, because of Main Street’s general intent to hold its loans to maturity, the fair value will not exceed the cost of the investment. A change in the assumptions that Main Street uses to estimate the fair value of its debt securities using the yield analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or a debt security is in workout status, Main Street may consider other factors in determining the fair value of a debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis.
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
Duff & Phelps, LLC, an independent valuation firm (“Duff & Phelps”), has provided third-party valuation consulting services to Main Street, which consisted of certain mutually agreed limited procedures that Main Street identified and requested Duff & Phelps to perform (hereinafter referred to as the “Procedures”). Main Street generally requests Duff & Phelps to perform the Procedures on each portfolio company at least once in every calendar year, and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to request Duff & Phelps to perform the Procedures on one or more portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in the portfolio company is determined to be insignificant relative to the total investment portfolio. During 2007, Main Street asked Duff & Phelps to perform the Procedures, at each quarter end, by reviewing a select number of investments each quarter. Duff & Phelps reviewed a total of 24 portfolio companies during the 2007 fiscal year. At year end, the 24 companies represented approximately 77% of the total portfolio investments at fair value as of December 31, 2007. For the nine months ended September 30, 2008, the Procedures were performed on investments in 18 portfolio companies comprising approximately 47% of the total portfolio investments at fair value as of September 30, 2008, with the Procedures performed on investments in 5 portfolio companies for the quarter ended March 31, 2008, 8 portfolio companies for the quarter ended June 30, 2008, and 5 portfolio companies for the quarter ended September 30, 2008. Upon completion of the Procedures in each case, Duff & Phelps concluded that the fair value, as determined by Main Street, of those investments subjected to the Procedures did not appear to be unreasonable. The Board of Directors of Main Street is ultimately and solely responsible for overseeing, reviewing and approving, in good faith, Main Street’s estimate of the fair value for the investments.
Main Street believes its investments as of September 30, 2008 and December 31, 2007 approximate fair value based on the market in which Main Street operates and other conditions in existence at those reporting periods.
2. Interest and Dividend Income
Interest and dividend income is recorded on the accrual basis to the extent amounts are expected to be collected. Dividend income is recorded as dividends are declared or at the point an obligation exists for the portfolio company to make a distribution. In accordance with Main Street’s valuation policy, accrued interest and dividend income is evaluated periodically for collectibility. When a loan or debt security becomes 90 days or more past due, and if Main Street otherwise does not expect the debtor to be able to service all of its debt or other obligations, Main Street will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding ability to service the debt or other obligations, or if a loan or debt security is fully impaired or written off, it will be removed from non-accrual status.

Main Street holds debt instruments in its portfolio that contain payment-in-kind (“PIK”) interest provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment.
As of September 30, 2008, Main Street had one investment on non-accrual status. This investment comprised approximately 0.7% of the total portfolio investments at fair value as of September 30, 2008 (excluding Main Street’s investment in the Investment Manager). As of December 31, 2007, Main Street had one investment that was on non-accrual status. This investment comprised approximately 3.1% of the total portfolio investments at fair value as of December 31, 2007 (excluding Main Street’s investment in the Investment Manager).
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
4. Unearned Income — Debt Origination Fees and Original Issue Discount
Main Street capitalizes upfront debt origination fees received in connection with financings and reflects such fees as unearned income netted against investments. Main Street will also capitalize and offset direct loan origination costs against the origination fees received. The unearned income from the fees, net of debt origination costs, is accreted into interest income based on the effective interest method over the life of the financing.
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
5. Share-Based Compensation
Main Street accounts for its share-based compensation plan using the fair value method, as prescribed by SFAS No. 123R, Share-Based Payment (“SFAS 123R”). Accordingly, for restricted stock awards, Main Street measures the grant date fair value based upon the market price of its common stock on the date of the grant and amortizes that fair value as share-based compensation expense over the requisite service period or vesting term.
6. Income Taxes
Main Street has elected and intends to qualify for the tax treatment applicable to regulated investment companies (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and, among other things, intends to make the required distributions to its stockholders as specified therein. In order to qualify as a RIC, Main Street is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, each year. Depending on the level of taxable income earned in a tax year, Main Street may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income.
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
9. Recently Issued Accounting Standards
In June 2008, the Financial Accounting Standards Board (“FASB”) issued EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FASB Staff Position (“FSP”) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”). This FSP will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented will be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this FSP. Early application is not permitted. Main Street is currently analyzing the effect, if any, this statement may have on its consolidated results of operations.
In October 2008, the FASB issued Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 provides an illustrative example of how to determine the fair value of a financial asset in an inactive market. The FSP does not change the fair value measurement principles set forth in SFAS 157. Since adopting SFAS 157 in January 2008, Main Street’s practices for determining the fair value of its investment portfolio have been, and continue to be, consistent with the guidance provided in the example in FSP 157-3. Therefore, Main Street’s adoption of FSP 157-3 did not affect its practices for determining the fair value of its investment portfolio and does not have a material effect on its financial position or results of operations.
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
Main Street conducts reviews of fair value hierarchy classifications on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain investments. As of September 30, 2008, all of Main Street’s investment portfolio consisted of investments in illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s portfolio investments were categorized as Level 3. The fair value determination of each portfolio investment required one or more of the following unobservable inputs:
•	Financial information obtained from each portfolio company, including unaudited statements of operations and balance sheets for the most recent period available as compared to budgeted numbers;

•	Current and projected financial condition of the portfolio company;

•	Current and projected ability of the portfolio company to service its debt obligations;

•	Type and amount of collateral, if any, underlying the investment;

•	Current financial ratios (e.g., fixed charge coverage ratio, interest coverage ratio, net debt/EBITDA ratio) applicable to the investment;

•	Current liquidity of the investment and related financial ratios (e.g., current ratio and quick ratio);

•	Pending debt or capital restructuring of the portfolio company;

•	Projected operating results of the portfolio company;

•	Current information regarding any offers to purchase the investment;

•	Current ability of the portfolio company to raise any additional financing as needed;

•	Changes in the economic environment which may have a material impact on the operating results of the portfolio company;

•	Internal occurrences that may have an impact (both positive and negative) on the operating performance of the portfolio company;

•	Qualitative assessment of key management;

•	Contractual rights, obligations or restrictions associated with the investment; and

•	Other factors deemed relevant.

The following table provides a summary of changes in fair value of Main Street’s Level 3 investments for the nine months ended September 30, 2008:

					Net	Net
					Changes from	Unrealized
Type of	December 31, 2007	Accretion of	Redemptions/	New	Unrealized	Appreciation	September 30, 2008
Investment	Fair Value	Unearned Income	Repayments	Investments	to Realized	(Depreciation)	Fair Value
Debt	64,581,986	886,902	(10,866,032)	25,869,017	1,076,515	(3,254,407)	78,293,981
Equity	16,361,308	—	(357,500)	5,014,959	(3,077,500)	4,383,879	22,325,146
Warrant	7,082,120	—	(157,500)	1,821,402	(3,366,654)	358,440	5,737,808
Investment Manager	17,625,000	—	—	—	—	(704,306)	16,920,694

	105,650,414	886,902	(11,381,032)	32,705,378	(5,367,639)	783,606	123,277,629

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
As discussed further in Note D, the Investment Manager is a wholly owned subsidiary of MSCC. However, the Investment Manager is accounted for as a portfolio investment of Main Street, since it conducts a significant portion of its investment management activities for entities other than MSCC or one of its subsidiaries. To allow for more relevant disclosure of Main Street’s core investment portfolio, Main Street’s investment in the Investment Manager has been excluded from the tables and amounts set forth in this Note C.
Investment income, consisting of interest, dividends and fees, can fluctuate dramatically upon repayment of a debt investment or sale of an equity interest. Revenue recognition in any given year could be highly concentrated among several portfolio companies. For the nine months ended September 30, 2008, Main Street recorded investment income from one portfolio company in excess of 10% of total investment income. The investment income from that portfolio company represented approximately 23% of the total investment income for the period, principally related to high levels of dividend income and transaction and structuring fees on the investment in such company. For the nine months ended September 30, 2007, Main Street did not record investment income from any portfolio company in excess of 10% of total investment income.
As of September 30, 2008, Main Street had debt and equity investments in 29 portfolio companies with an aggregate fair value of $106,356,934 and a weighted average effective yield on its debt investments of 13.7%. As of December 31, 2007, Main Street had debt and equity investments in 27 portfolio companies with an aggregate fair value of $88,025,414 and a weighted average effective yield on its debt investments of 14.3%. The weighted average yields were computed using the effective interest rates for all debt investments at September 30, 2008 and December 31, 2007, including amortization of deferred debt origination fees and accretion of original issue discount but excluding debt on non-accrual status.

Summaries of the composition of Main Street’s investment portfolio at cost and fair value as a percentage of total portfolio investments are shown in the following table:

Cost:	September 30, 2008	December 31, 2007
First lien debt	83.5%	81.5%
Equity	11.2%	10.7%
Equity warrants	4.6%	1.7%
Second lien debt	0.7%	6.1%

	100.0%	100.0%

Fair Value:	September 30, 2008	December 31, 2007
First lien debt	73.0%	70.1%
Equity	16.4%	18.6%
Equity warrants	9.9%	8.0%
Second lien debt	0.7%	3.3%

	100.0%	100.0%

The following table shows the portfolio composition by geographic region of the United States at cost and fair value as a percentage of total portfolio investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	September 30, 2008	December 31, 2007
Southwest	49.6%	31.9%
West	28.8%	37.1%
Southeast	9.4%	11.4%
Northeast	7.2%	13.8%
Midwest	5.0%	5.8%

	100.0%	100.0%

Fair Value:	September 30, 2008	December 31, 2007
Southwest	56.0%	41.2%
West	26.3%	32.9%
Northeast	7.6%	9.1%
Southeast	4.6%	10.3%
Midwest	5.5%	6.5%

	100.0%	100.0%

Main Street’s portfolio investments are generally in lower middle-market companies conducting business in a variety of industries. Set forth below are tables showing the composition of Main Street’s portfolio by industry at cost and fair value as of September 30, 2008 and December 31, 2007:

Cost:	September 30, 2008	December 31, 2007
Industrial equipment	12.6%	6.6%
Precast concrete manufacturing	12.6%	0.0%
Custom wood products	9.5%	8.4%
Manufacturing	9.2%	12.0%
Agricultural services	8.5%	11.6%
Electronics manufacturing	7.8%	9.5%
Retail	6.9%	3.3%
Health care products	6.1%	4.2%
Mining and minerals	5.0%	9.1%
Transportation/Logistics	5.0%	6.7%
Metal fabrication	3.5%	4.6%
Health care services	2.9%	5.9%
Restaurant	2.7%	3.4%
Professional services	2.2%	3.3%
Equipment rental	2.2%	2.6%
Infrastructure products	1.8%	2.4%
Information services	0.9%	1.2%
Industrial services	0.5%	0.4%
Distribution	0.1%	2.2%
Consumer products	0.0%	2.6%

	100%	100%

Fair Value:	September 30, 2008	December 31, 2007
Precast concrete manufacturing	15.1%	0.0%
Industrial equipment	11.3%	6.0%
Electronics manufacturing	8.5%	9.6%
Agricultural services	8.2%	10.5%
Retail	7.6%	3.4%
Custom wood products	7.1%	7.5%
Health care products	6.2%	4.1%
Manufacturing	5.5%	9.5%
Transportation/Logistics	5.5%	6.6%
Health care services	4.8%	6.0%
Metal fabrication	4.4%	4.2%
Restaurant	3.7%	4.5%
Professional services	3.5%	4.1%
Industrial services	2.8%	2.9%
Equipment rental	2.1%	2.4%
Infrastructure products	1.5%	2.2%
Information services	1.0%	1.2%
Mining and minerals	0.7%	12.9%
Distribution	0.5%	2.4%

	100%	100%

At September 30, 2008, Main Street had one investment that was greater than 10% of its total investment portfolio at fair value. That investment represented approximately 15.1% of the portfolio at fair value. At December 31, 2007, Main Street had one investment that was greater than 10% of its total investment portfolio at fair value. That investment represented approximately 10.5% of the portfolio at fair value.

NOTE D — WHOLLY OWNED INVESTMENT MANAGER
As part of the Formation Transactions, the Investment Manager became a wholly owned subsidiary of MSCC. However, the Investment Manager is accounted for as a portfolio investment of Main Street, since the Investment Manager conducts a significant portion of its investment management activities for Main Street Capital II, LP (“MSC II”), a separate Small Business Investment Company (“SBIC”) fund, which is not part of MSCC or one of its subsidiaries. The investment in the Investment Manager is accounted for using fair value accounting, with the fair value determined by Main Street and approved, in good faith, by Main Street’s Board of Directors, based on the same valuation methodologies applied to determine the original $18 million valuation. The original valuation for the Investment Manager was based on the estimated present value of the net cash flows received for investment management services provided to MSC II, over the estimated dollar averaged life of the related management contract, and was also based on comparable public market transactions. Any change in fair value is recognized on Main Street’s statement of operations as “Unrealized appreciation (depreciation) in Investment in affiliated Investment Manager,” with a corresponding increase (in the case of appreciation) or decrease (in the case of depreciation) to “Investment in affiliated Investment Manager” on Main Street’s balance sheet. Main Street believes that the valuation for the Investment Manager will decrease over the life of the management contract with MSC II, absent obtaining additional recurring cash flows from performing investment management activities for other external investment entities.
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
Subsequent to the Formation Transactions and the IPO, the Investment Manager is reimbursed for its excess expenses associated with providing investment management and other services to MSCC and its subsidiaries, as well as MSC II. Each quarter, as part of the support services agreement, MSCC makes payments to cover all expenses incurred by the Investment Manager, less the recurring management fees that the Investment Manager receives from MSC II pursuant to a long-term investment advisory services agreement.
Summarized financial information for the Investment Manager is as follows:

	As of	As of
	September 30, 2008	December 31, 2007
ASSETS
Current assets*	$366,721	$129,675

Total assets	$366,721	$129,675

LIABILITIES
Current liabilities**	$511,294	$274,247

Total liabilities	$511,294	$274,247

Nine Months Ended
September 30, 2008
Management fee income from MSC II	$2,493,900
Compensation and other administrative expenses (net of reimbursement by MSCC)	(2,493,900)

Net income	$—

*	Includes $235,182 as of September 30, 2008 due from MSCC.

**	Includes $207,783 as of December 31, 2007 due to MSCC.
Prior to the Formation Transactions and the IPO, the Fund had a management agreement with the Investment Manager. The Investment Manager managed the day-to-day operational and investment activities of the Fund, paying similar types of operating expenses as noted in the support services agreement with MSCC. Management fees paid by the Fund to the Investment Manager for the three and nine months ended September 30, 2007 were $499,979 and $1,499,937, respectively. For the three and nine months ended September 30, 2008, the net excess expenses reimbursed by MSCC to the Investment Manager in connection with the support services agreement were $275,039 and $719,777, respectively.

NOTE E — SBIC DEBENTURES
SBIC debentures payable at September 30, 2008 and December 31, 2007 were $55 million. SBIC debentures provide for interest to be paid semi-annually, with principal due at the applicable 10-year maturity date. The weighted average interest rate as of September 30, 2008 and December 31, 2007 was 5.78%. The first principal maturity due under the existing SBIC debentures is in 2013. Main Street is subject to regular compliance examinations by the Small Business Administration. There have been no historical findings resulting from these examinations.
NOTE F — REVOLVING LINE OF CREDIT
On December 31, 2007, Main Street entered into a Treasury Secured Revolving Credit Agreement (the “Treasury Facility”) among Main Street, Wachovia Bank, National Association, and Branch Banking and Trust Company (“BB&T”), as administrative agent for the lenders. Under the Treasury Facility, the lenders have agreed to extend revolving loans to Main Street in an amount not to exceed $100 million. The purpose of the Treasury Facility is to provide flexibility in the sizing of portfolio investments and to facilitate the growth of Main Street’s investment portfolio. The Treasury Facility has a two-year term and bears interest, at Main Street’s option, either (i) at the LIBOR rate or (ii) at a published prime rate of interest, plus 25 basis points in either case. The applicable interest rates under the Treasury Facility would be increased by 15 basis points if usage under the Treasury Facility is in excess of 50% of the days within a given calendar quarter. The Treasury Facility also requires payment of 15 basis points per annum in unused commitment fees based on the average daily unused balances under the facility. The Treasury Facility is secured by certain securities accounts maintained by BB&T and is also guaranteed by the Investment Manager.
As of September 30, 2008 and December 31, 2007, Main Street had no outstanding borrowings under the Treasury Facility. For the nine months ended September 30, 2008, interest expense and unused commitment fees incurred under the Treasury Facility totaled $3,819 and $114,479, respectively.
During October 2008, Main Street unilaterally reduced the commitments under the Treasury Facility from $100 million to $50 million. The reduction in the size of the Treasury Facility will reduce the amount of unused commitment fees paid by Main Street.
NOTE G — FINANCIAL HIGHLIGHTS
The financial highlights are prepared in accordance with the guidance for exchanges of equity interests between entities under common control contained in SFAS 141, with the 2007 ratios and per share amounts calculated as if the Formation Transactions and the IPO had occurred as of January 1, 2007.

	Nine months
	Ended September 30,
Per Share Data:	2008	2007
Net asset value at beginning of period	$12.85	$5.07

Net investment income (1)	$0.85	$0.46
Net realized gains (1) (2)	$0.56	$0.32
Net change in unrealized appreciation (depreciation) on investments (1) (2)	$(0.51)	$(0.10)
Income tax benefit (1)	$0.26	$—

Net increase in net assets resulting from operations (1)	$1.16	$0.68
Net decrease in net assets from dividends paid to stockholders for the nine months ended September 30, 2008	$(1.05)	$—
Net decrease in net assets from dividends declared as of September 30, 2008 for the October 15, 2008 monthly dividend	$(0.13)	$—
Net decrease in net assets from distributions to partners, net of contributions (3)	$—	$(0.75)
Other (4)	$(0.34)	$—

Net asset value at September 30, 2008 and 2007	$12.49	$5.00

Market value at September 30, 2008	$11.55	N/A
Shares outstanding at September 30, 2008 and 2007	9,241,183	8,526,726

(1)	Based on weighted average number of shares of common stock outstanding for the period.

(2)	Net realized gains and net change in unrealized appreciation or depreciation can fluctuate significantly from period to period.

(3)	Capital contributions totaled $66,348.

(4)
Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

	Nine Months
	Ended September 30,
	2008	2007
Net assets at end of period	$115,417,819	$42,658,191
Average net assets	101,037,698	42,315,855
Average outstanding debt	55,000,000	52,525,000
Ratio of total expenses, excluding interest expense, to average net assets (3)(4)	2.28%	5.67%
Ratio of total expenses to average net assets (3)(4)	4.99%	11.33%
Ratio of net investment income to average net assets (3)(4)	7.54%	9.18%
Total return based on change in net asset value(1)(2)(3)(4)	9.46%	13.45%

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
NOTE H — DIVIDEND, DISTRIBUTIONS AND TAXABLE INCOME
In September 2008, Main Street announced that it would begin making dividend payments on a monthly, as opposed to a quarterly, basis beginning in October 2008. Main Street’s Board of Directors declared monthly dividends of $0.125 per share for each of October, November and December 2008.
For the nine months ended September 30, 2008, Main Street’s Board of Directors has declared dividends of approximately $10.6 million or $1.18 per share of common stock, with $9.5 million or $1.05 per share paid to stockholders for the period and $1.1 million or $0.125 per share declared as of September 30, 2008 for the October 2008 monthly dividend.
The determination of the tax attributes of Main Street’s distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year. Main Street’s estimates for the tax attributes of its distributions year-to-date as of September 30, 2008 allocate a range of 55 — 65% of such distributions to ordinary income and short-term capital gains and 35 — 45% to long-term capital gains. There can be no assurance that these ranges are representative of the final tax attributes of Main Street’s 2008 distributions to its stockholders. Ordinary dividend distributions from a RIC do not qualify for the 15% maximum tax rate on dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations (which Main Street did not receive during the year-to-date period of 2008).
Main Street has elected and intends to qualify as a RIC on its 2007 and 2008 tax returns. As a RIC, Main Street generally will not pay corporate-level federal income taxes on any net ordinary income or capital gains that Main Street distributes to its stockholders as dividends. Main Street must distribute at least 90% of its investment company taxable income to qualify for pass-through tax treatment and maintain its RIC status. Main Street has distributed and currently intends to distribute sufficient dividends to qualify as a RIC. As part of maintaining RIC status, taxable income (subject to a 4% excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared prior to the filing of Main Street’s federal income tax return.

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
Listed below is a reconciliation of “Net Increase in Net Assets Resulting from Operations” to taxable income and to total distributions declared to common stockholders for the nine months ended September 30, 2008:

Estimated
Net increase in net assets resulting from operations	$10,364,435
Share-based compensation	315,726
Net change in unrealized depreciation on investments not taxable until realized	4,584,033
Income tax benefit	(2,297,265)
Pre-tax income of taxable subsidiary, MSEI, not consolidated for tax purposes	(1,140,575)
Book income and tax income differences, including debt origination and structuring fees and realized gains	1,398,661

Taxable income	13,225,015
Taxable income earned in prior year and carried forward for distribution in current year	1,481,131
Taxable income earned in current quarter and carried forward for distribution	(4,080,868)

Total distributions declared to common stockholders	$10,625,278

Prior to the Formation Transactions, the Fund was taxed under the partnership provisions of the Code. Under these provisions of the Code, the General Partner and limited partners are responsible for reporting their share of the partnership’s income or loss on their income tax returns. Listed below is a reconciliation of Net Increase in Members’ Equity and Partners’ Capital Resulting from Operations to taxable income for the nine months ended September 30, 2007:

Net increase in members’ equity and partners’ capital resulting from operations	$5,819,312
Net change in unrealized depreciation from investments	808,596
Accrual basis to cash basis adjustments:
Deferred debt origination fees included in taxable income	327,308
Accretion of unearned fee income for book income	(619,510)
Net change in interest receivable	(68,941)
Net change in interest payable	593,628

Taxable income	$6,860,393

NOTE I — DIVIDEND REINVESTMENT PLAN
Main Street’s DRIP provides for the reinvestment of dividends on behalf of its stockholders, unless a stockholder has elected to receive dividends in cash. As a result, if Main Street declares a cash dividend, the company’s stockholders who have not “opted out” of the DRIP by the dividend record date will have their cash dividend automatically reinvested into additional shares of MSCC common stock. Main Street has the option to satisfy the share requirements of the DRIP through the issuance of shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly issued shares will be valued based upon the final closing price of MSCC’s common stock on the valuation date determined by Main Street’s Board of Directors. Shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator, before any associated brokerage or other costs.

For the nine months ended September 30, 2008, $3,728,375 of the total $9,503,336 in dividends paid to stockholders represented DRIP participation and 256,641 shares of common stock were purchased in the open market to satisfy the DRIP participation requirements. Additionally, 15,820 shares valued at $213,728 were issued to satisfy remaining DRIP obligations. During September 2008, Main Street funded $500,000 to its dividend reinvestment plan administrator for the purchase of common stock in the open market to satisfy the DRIP participation requirements in connection with the October 2008 monthly dividend. For the year ended December 31, 2007, $1,903,116 of the total $2,912,820 in dividends paid to stockholders represented DRIP participation and 132,992 shares of common stock were issued to satisfy the DRIP participation requirements. The shares disclosed above relate only to Main Street’s DRIP and exclude any activity related to broker-managed dividend reinvestment plans.
NOTE J — SHARE-BASED COMPENSATION
Main Street accounts for its share-based compensation plan using the fair value method, as prescribed by SFAS 123R. Accordingly, for restricted stock awards, Main Street measured the grant date fair value based upon the market price of its common stock on the date of the grant and will amortize this fair value to share-based compensation expense over the requisite service period or vesting term.
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
For the three months ended September 30, 2008, Main Street recognized total share-based compensation expense of $315,726 related to the restricted stock issued to Main Street employees and Main Street’s independent directors.
As of September 30, 2008, there was $2,575,893 of total unrecognized compensation cost related to Main Street’s non-vested restricted shares. This cost is expected to be recognized over a weighted-average period of approximately 3.7 years.
NOTE K — EARNINGS PER SHARE
The following table summarizes our calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Numerator:
Net increase in net assets resulting from operations	$2,673,703	$2,708,941	$10,364,435	$5,819,312

Denominator:
Basic weighted-average shares outstanding	8,972,985	8,526,726	8,964,808	8,526,726
Dilutive effect of restricted stock on which forfeiture provisions have not lapsed	106	—	1,067	—

Diluted average shares outstanding	8,973,091	8,526,726	8,965,875	8,526,726

Net increase in net assets resulting from operations per share:
Basic	$0.30	$0.32	$1.16	$0.68
Diluted	$0.30	$0.32	$1.16	$0.68

We use the treasury stock method to calculate diluted earnings per share. We include performance-based restricted stock in our calculation of diluted earnings per share when we believe it is probable the performance criteria will be met and the forfeiture provisions have not lapsed.
NOTE L — COMMITMENTS
At September 30, 2008, Main Street had one outstanding commitment to fund an unused revolving loan for up to $300,000.
NOTE M — SUPPLEMENTAL CASH FLOW DISCLOSURES
Listed below are supplemental cash flow disclosures for the nine months ended September 30, 2008 and 2007:

	September 30, 2008	September 30, 2007
Interest paid	$3,267,981	$2,852,002
Taxes paid	$312,751	$—
Non-cash financing activities:
Shares issued pursuant to the DRIP	$213,728	$—
NOTE N — RELATED PARTY TRANSACTIONS
Main Street co-invested with MSC II in several existing portfolio investments prior to the IPO, but did not co-invest with MSC II subsequent to the IPO and prior to June 2008. In June 2008, Main Street received exemptive relief from the SEC to allow Main Street to resume co-investing with MSC II in accordance with the terms of such exemptive relief. MSC II is managed by the Investment Manager, and the Investment Manager is wholly owned by MSCC. MSC II is an SBIC fund with similar investment objectives to Main Street and which began its investment operations in January 2006. The co-investments among Main Street and MSC II had all been made at the same time and on the same terms and conditions. The co-investments were also made in accordance with the Investment Manager’s conflicts policy and in accordance with the applicable SBIC conflict of interest regulations.
As discussed further in Note D, “Wholly Owned Investment Manager,” Main Street paid certain management fees to the Investment Manager during the year ended December 31, 2007. Subsequent to the Formation Transactions, the Investment Manager is a wholly owned portfolio company of Main Street. At September 30, 2008, the Investment Manager had a receivable of $235,182 due from MSCC, and at December 31, 2007, the Investment Manager had a payable of $207,783 due to MSCC, both related to the funding of recurring administrative expenses required to support MSCC’s business.
NOTE O— SUBSEQUENT EVENTS
In October 2008, Main Street began paying dividends on a monthly basis. In September 2008, Main Street declared monthly dividends of $0.125 per share for each of October, November and December 2008, which equates to a $0.375 per share dividend for the fourth quarter of 2008. These monthly dividends are paid based upon the accumulated taxable income recognized by Main Street, including excess undistributed taxable income from 2007 that was carried forward for distribution during 2008. The accumulated taxable income principally consists of ordinary taxable income recognized during 2008, as well as realized capital gains generated in 2008. The monthly dividend for October was paid on October 15, 2008 to stockholders of record on September 18, 2008. The remaining fourth quarter dividends will be payable on November 14, 2008 and December 15, 2008 to stockholders of record on October 17, 2008 and November 19, 2008, respectively.

During October 2008, Main Street completed three new portfolio investments. Main Street’s new portfolio investments include a $3.7 million investment in Ziegler’s NYPD, LLC (“NYPD”) and a $2.0 million investment in Schneider Sales Management, LLC (“Schneider”), both supporting management buyout transactions, and a $1.8 million investment in California Healthcare Medical Billing, Inc. (“CHMB”) for growth financing purposes. Main Street’s investment in NYPD consisted of a $3.3 million first lien, secured debt investment and a $0.4 million equity investment, representing approximately 29% of the fully diluted equity interests in NYPD. NYPD is a New York-themed pizzeria and Italian restaurant group operating in affluent suburban geographic areas. Main Street’s investment in Schneider consists of a $2.0 million first lien, secured debt investment with equity warrant participation representing approximately 12% of the fully diluted equity interests in Schneider. Schneider is a leading publisher of proprietary sales development materials and provider of sales-management consulting services for financial institutions. Main Street’s investment in CHMB consists of a $1.4 million first lien, secured debt investment with equity warrant participation, and a $0.4 million equity investment. Through its equity warrant participation and direct equity investment, Main Street owns approximately 18% of the fully diluted equity interests in CHMB. Main Street has also provided CHMB with a $0.6 million first lien, secured revolving loan to support CHMB’s continuing growth. CHMB provides outsourced medical billing, revenue cycle management, and administrative healthcare support to physician practices, clinics and multi-specialty groups.
In October 2008, Main Street completed the full exit of its portfolio investment in Transportation General, Inc (“TGI”) as part of a leveraged recapitalization through a major international bank. As part of the TGI recapitalization transaction, Main Street received full repayment on its remaining debt investment and sold its equity warrant position to TGI for approximately $0.6 million in cash proceeds. In addition, Main Street received structuring and advisory fees of approximately $0.6 million related to the recapitalization transaction. Main Street realized a cash internal rate of return over the life of its investment in TGI equal to approximately 23%.
During October 2008, Main Street closed a $30 million, three-year investment credit facility (the “Investment Facility”) that will be used to provide additional liquidity in support of future investment and operational activities. The Investment Facility allows for an increase in the total size of the facility up to $75 million, subject to certain conditions, and has a maturity date of October 24, 2011. Borrowings under the Investment Facility bear interest, subject to Main Street’s election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.75% or (ii) the applicable base rate plus 0.75%. Main Street will pay unused commitment fees of 0.375% per annum on the average unused lender commitments under the Investment Facility. BB&T and Compass Bank are the lenders under the Investment Facility. Main Street has no borrowings currently outstanding under the Investment Facility.
Due to the maturation of Main Street’s investment portfolio and the additional flexibility provided by the Investment Facility, Main Street unilaterally reduced the Treasury Facility from $100 million to $50 million during October 2008. The reduction in the size of the Treasury Facility will reduce the amount of unused commitment fees paid by Main Street. Main Street has no borrowings currently outstanding under the Treasury Facility.

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
ORGANIZATION
Main Street Capital Corporation (“MSCC”) was formed on March 9, 2007 for the purpose of (i) acquiring 100% of the equity interests of Main Street Mezzanine Fund, LP (the “Fund”) and its general partner, Main Street Mezzanine Management, LLC (the “General Partner”), (ii) acquiring 100% of the equity interests of Main Street Capital Partners, LLC (the “Investment Manager”), (iii) raising capital in an initial public offering, which was completed in October 2007 (the “IPO”), and (iv) thereafter operating as an internally managed business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The transactions discussed above were consummated in October 2007 and are collectively termed the “Formation Transactions.” Immediately following the Formation Transactions, Main Street Equity Interests, Inc. (“MSEI”) was created as a wholly owned consolidated subsidiary of MSCC. MSEI has elected for tax purposes to be treated as a taxable entity and is taxed at normal corporate tax rates based on its taxable income. Unless otherwise noted or the context otherwise indicates, the terms “we,” “us,” “our” and “Main Street” refer to the Fund and the General Partner prior to the IPO and to MSCC and its subsidiaries, including the Fund and the General Partner, subsequent to the IPO.
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
We seek to fill the current financing gap for lower middle-market businesses, which, historically, have had limited access to financing from commercial banks and other traditional sources. Given the current credit environment, we believe the limited access to financing for lower middle market companies is even more pronounced. The underserved nature of the lower middle market creates the opportunity for us to meet the financing needs of lower middle-market companies while also negotiating favorable transaction terms and equity participations. Our ability to invest across a company’s capital structure, from senior secured loans to equity securities, allows us to offer portfolio companies a comprehensive suite of financing solutions, or “one stop” financing. Providing customized, “one stop” financing solutions has also become even more relevant to our portfolio companies in the current credit environment. We generally seek to partner directly with entrepreneurs, management teams and business owners in making our investments. Main Street believes that its core investment strategy has a lower correlation to the broader debt and equity markets.
We expect to grow our dividends and our portfolio of investments on a steady, manageable basis. The dividends declared for the fourth quarter of 2008 represent a 13.6% increase from the dividends paid for the same period of the prior year. Including the dividends declared for the fourth quarter of 2008, Main Street will have paid dividends of $1.425 per share during 2008. We also expect that we will cover our annual dividends through net realized income, which includes net investment income and net realized gains. Net realized income reflects both the current income and capital appreciation components of our investment strategy. We anticipate that our net investment income will continue to grow as we deploy our existing lower yield cash and cash equivalents into higher yielding portfolio investments. However, Main Street intends to be very selective in its near term portfolio growth due to the uncertainties in the current economic environment.
At September 30, 2008, Main Street has $46.8 million in cash and cash equivalents. During October 2008, Main Street closed a $30 million multi-year investment line of credit. Due to its existing and available cash and other resources, Main Street expects to have sufficient cash resources to support its investment and operational activities for the remainder of 2008 and throughout all of 2009. However, this projection will be impacted by, among other things, the pace of investment originations and investment redemptions, the level of cash flow from operations and cash flow from realized gains, and the level of dividends paid in cash.

CRITICAL ACCOUNTING POLICIES
Basis of Presentation
The financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). For the three and nine months ended September 30, 2008 and 2007, the consolidated financial statements of Main Street include the accounts of MSCC, the Fund, MSEI and the General Partner. The Investment Manager is accounted for as a portfolio investment. The Formation Transactions involved an exchange of equity interests between companies under common control. In accordance with the guidance on exchanges of equity interests between entities under common control contained in Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”), Main Street’s results of operations for the three and nine months ended September 30, 2007 and cash flows for the nine months ended September 30, 2007 are presented as if the Formation Transactions had occurred as of January 1, 2007. Main Street’s results of operations for the three and nine months ended September 30, 2008 and 2007, cash flows for the nine months ended September 30, 2008 and 2007 and financial positions as of September 30, 2008 and December 31, 2007 are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its subsidiaries have been eliminated in consolidation. As a result of adopting the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), in the first quarter of 2008, certain reclassifications have been made to prior period balances to conform with the current financial statement presentation.
The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of our management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2007. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
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
Investment Valuation
The most significant estimate inherent in the preparation of our financial statements is the valuation of our portfolio investments and the related amounts of unrealized appreciation and depreciation. As of September 30, 2008 and December 31, 2007, approximately 72% and 60%, respectively, of our total assets represented investments in portfolio companies valued at fair value (including the investment in the Investment Manager). We are required to report our investments at fair value. We adopted the provisions of SFAS 157 in the first quarter of 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.
Our business plan calls for us to invest primarily in illiquid securities issued by private companies and/or thinly traded public companies. These investments may be subject to restrictions on resale and will generally have no established trading market. As a result, we determine in good faith the fair value of our portfolio investments pursuant to a valuation policy in accordance with SFAS 157 and a valuation process approved by our Board of Directors and in accordance with the 1940 Act. We review external events, including private mergers, sales and acquisitions involving comparable companies, and include these events in the valuation process. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio.

For valuation purposes, control investments are composed of equity and debt securities for which we have a controlling interest or have the ability to nominate a majority of the portfolio company’s board of directors. Market quotations are generally not readily available for our control investments. As a result, we determine the fair value of these investments using a combination of market and income approaches. Under the market approach, we will typically use the enterprise value methodology to determine the fair value of these investments. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, we analyze various factors, including the portfolio company’s historical and projected financial results. We allocate the enterprise value to these investments in order of the legal priority of the investments. We will also use the income approach to determine the fair value of these securities, based on projections of the discounted future free cash flows that the portfolio company or the debt security will likely generate. The valuation approaches for our control investments estimate the value of the investment if we were to sell, or exit, the investment, assuming the highest and best use of the investment by market participants. In addition, these valuation approaches consider the value associated with our ability to control the capital structure of the portfolio company, as well as the timing of a potential exit.
For valuation purposes, non-control investments are composed of debt and equity securities for which we do not have a controlling interest, or the ability to nominate a majority of the board of directors. Market quotations for our non-control investments are not readily available. For our non-control investments, we use the market approach to value our equity investments and the income approach to value our debt instruments. For non-control debt investments, we determine the fair value primarily using a yield approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Our estimate of the expected repayment date of a debt security is generally the legal maturity date of the instrument, as we generally intend to hold our loans to maturity. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. We will use the value determined by the yield analysis as the fair value for that security; however, because of our general intent to hold our loans to maturity, the fair value will not exceed the cost of the investment. A change in the assumptions that we use to estimate the fair value of our debt securities using the yield analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or a debt security is in workout status, we may consider other factors in determining the fair value of a debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis.
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
Revenue Recognition
Interest and Dividend Income
We record interest and dividend income on the accrual basis to the extent amounts are expected to be collected. Dividend income is recorded as dividends are declared or at the point an obligation exists for the portfolio company to make a distribution. In accordance with our valuation policy, we evaluate accrued interest and dividend income periodically for collectibility. When a loan or debt security becomes 90 days or more past due, and if we otherwise do not expect the debtor to be able to service all of its debt or other obligations, we will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding ability to service the debt or other obligations, or if a loan or debt security is fully impaired or written off, we will remove it from non-accrual status.

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
Payment-in-Kind (“PIK”) Interest
While not significant to our total debt investment portfolio, we currently hold several loans in our portfolio that contain PIK interest provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain regulated investment company (“RIC”) tax treatment (as discussed below), this non-cash source of income will need to be paid out to stockholders in the form of distributions, even though we may not have collected the cash. We will stop accruing PIK interest and write off any accrued and uncollected interest when it is determined that PIK interest is no longer collectible.
Share-Based Compensation
We account for our share-based compensation plan using the fair value method, as prescribed by SFAS No. 123R, Share-Based Payment. Accordingly, for restricted stock awards, we measured the grant date fair value based upon the market price of our common stock on the date of the grant and will amortize this fair value to share-based compensation expense over the requisite service period or vesting term.
Income Taxes
We have elected and intend to qualify for the tax treatment applicable to a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and, among other things, intend to make the required distributions to our stockholders as specified therein. As a RIC, we generally will not pay corporate-level federal income taxes on any net ordinary income or capital gains that we distribute to our stockholders as dividends. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income.
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
PORTFOLIO COMPOSITION
Portfolio investments principally consist of secured debt, equity warrants and direct equity investments in privately held companies. The debt investments are secured by either a first or second lien on the assets of the portfolio company, generally bear interest at fixed rates, and generally mature between five and seven years from the original investment. We also receive nominally priced equity warrants and make direct equity investments, usually in connection with a debt investment in a portfolio company.
The Investment Manager is a wholly owned subsidiary of MSCC. However, the Investment Manager is accounted for as a portfolio investment of Main Street, since it conducts a significant portion of its investment management activities outside of MSCC and its subsidiaries. To allow for more relevant disclosure of our core investment portfolio, our investment in the Investment Manager has been excluded from the tables and amounts set forth below.

Summaries of the composition of our investment portfolio at cost and fair value as a percentage of total portfolio investments are shown in the following table:

Cost:	September 30, 2008	December 31, 2007
First lien debt	83.5%	81.5%
Equity	11.2%	10.7%
Equity warrants	4.6%	1.7%
Second lien debt	0.7%	6.1%

	100.0%	100.0%

Fair Value:	September 30, 2008	December 31, 2007
First lien debt	73.0%	70.1%
Equity	16.4%	18.6%
Equity warrants	9.9%	8.0%
Second lien debt	0.7%	3.3%

	100.0%	100.0%

The following table shows the portfolio composition by geographic region of the United States at cost and fair value as a percentage of total portfolio investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company:

Cost:	September 30, 2008	December 31, 2007
Southwest	49.6%	31.9%
West	28.8%	37.1%
Southeast	9.4%	11.4%
Northeast	7.2%	13.8%
Midwest	5.0%	5.8%

	100.0%	100.0%

Fair Value:	September 30, 2008	December 31, 2007
Southwest	56.0%	41.2%
West	26.3%	32.9%
Northeast	7.6%	9.1%
Southeast	4.6%	10.3%
Midwest	5.5%	6.5%

	100.0%	100.0%

Main Street’s portfolio investments are generally in lower middle-market companies conducting business in a variety of industries. Set forth below are tables showing the composition of Main Street’s portfolio by industry at cost and fair value as of September 30, 2008 and December 31, 2007:

Cost:	September 30, 2008	December 31, 2007
Industrial equipment	12.6%	6.6%
Precast concrete manufacturing	12.6%	0.0%
Custom wood products	9.5%	8.4%
Manufacturing	9.2%	12.0%
Agricultural services	8.5%	11.6%
Electronics manufacturing	7.8%	9.5%
Retail	6.9%	3.3%
Health care products	6.1%	4.2%
Mining and minerals	5.0%	9.1%
Transportation/Logistics	5.0%	6.7%
Metal fabrication	3.5%	4.6%
Health care services	2.9%	5.9%
Restaurant	2.7%	3.4%
Professional services	2.2%	3.3%
Equipment rental	2.2%	2.6%
Infrastructure products	1.8%	2.4%
Information services	0.9%	1.2%
Industrial services	0.5%	0.4%
Distribution	0.1%	2.2%
Consumer products	0.0%	2.6%

	100%	100%

Fair Value:	September 30, 2008	December 31, 2007
Precast concrete manufacturing	15.1%	0.0%
Industrial equipment	11.3%	6.0%
Electronics manufacturing	8.5%	9.6%
Agricultural services	8.2%	10.5%
Retail	7.6%	3.4%
Custom wood products	7.1%	7.5%
Health care products	6.2%	4.1%
Manufacturing	5.5%	9.5%
Transportation/Logistics	5.5%	6.6%
Health care services	4.8%	6.0%
Metal fabrication	4.4%	4.2%
Restaurant	3.7%	4.5%
Professional services	3.5%	4.1%
Industrial services	2.8%	2.9%
Equipment rental	2.1%	2.4%
Infrastructure products	1.5%	2.2%
Information services	1.0%	1.2%
Mining and minerals	0.7%	12.9%
Distribution	0.5%	2.4%

	100%	100%

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
The following table shows the distribution of our investments on our 1 to 5 investment rating scale at fair value as of September 30, 2008 and December 31, 2007 (excluding Main Street’s investment in the Investment Manager):

	September 30, 2008		December 31, 2007
	Investments at	Percentage of	Investments at	Percentage of
Investment Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
	(Unaudited)
	(dollars in thousands)
1	$32,380	30.4%	$24,619	28.0%
2	28,329	26.6%	35,068	39.8%
3	41,278	38.9%	24,034	27.3%
4	3,620	3.4%	—	0.0%
5	750	0.7%	4,304	4.9%

Totals	$106,357	100.0%	$88,025	100.0%

Based upon our investment rating system, the weighted average rating of our portfolio as of September 30, 2008 and December 31, 2007 was approximately 2.2. As of September 30, 2008 and December 31, 2007, we had one debt investment in each period representing 0.7% and 3.1%, respectively, of total portfolio fair value (excluding Main Street’s investment in the Investment Manager) which was on non-accrual status.
In the event that the United States economy stays in a prolonged period of weakness, it is possible that the financial results of small- to mid-sized companies, like those in which we invest, could experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. In addition, the end markets for certain of our portfolio companies’ products and services have experienced, and continue to experience, negative economic trends. While we are not seeing signs of an overall, broad deterioration in our portfolio company results at this time, we can provide no assurance that the performance of certain of our portfolio companies will not be negatively impacted by these economic or other conditions which could have a negative impact on our future results.
Discussion and Analysis of Results of Operations
Comparison of three months ended September 30, 2008 and September 30, 2007

	For the Three Months
	Ended September 30,		Net Change
	2008	2007	Amount	%
	(Unaudited)
	(dollars in millions)
Total Investment Income	$4.5	$3.1	$1.4	43%
Total Expenses	(1.9)	(1.3)	(0.6)	(39)

Net Investment Income	2.6	1.8	0.8	45
Net Realized Gain (Loss) from Investments	4.3	2.1	2.2	101

Net Realized Income	6.9	3.9	3.0	76
Net Change in Unrealized Appreciation (Depreciation) from Investments	(4.1)	(1.2)	(2.9)	NA
Income tax (expense) benefit	(0.1)	—	(0.1)	NA

Net Increase in Net Assets Resulting from Operations	$2.7	$2.7	$—	(1)%

	Three Months Ended September 30,		Net Change
	2008	2007	Amount	%
Reconciliation of distributable net investment income
Net investment income	$2,529,950	$1,745,144	$784,806	45%
Share-based compensation	315,726	—	315,726	NA

Distributable net investment income (a)	$2,845,676	$1,745,144	$1,100,532	63%

(a)
Distributable net investment income is net investment income as determined in accordance with U.S. generally accepted accounting principles, or GAAP, excluding the impact of share-based compensation expense which is non-cash in nature. Main Street believes presenting distributable net investment income and related per share measures are useful and appropriate supplemental disclosures for analyzing its financial performance since share-based compensation does not require settlement in cash. However, distributable net investment income is a non-GAAP measure and should not be considered as a replacement to net investment income and other earnings measures presented in accordance with GAAP. Instead distributable net investment income should be reviewed only in connection with such GAAP measures in analyzing Main Street’s financial performance. A reconciliation of net investment income in accordance with GAAP to distributable net investment income is presented in the table above.

Investment Income
For the three months ended September 30, 2008, total investment income was $4.5 million, a $1.4 million, or 43%, increase over the $3.1 million of total investment income for the three months ended September 30, 2007. The increase was attributable to a $1.4 million increase in interest, fee and dividend income from investments which was primarily due to (i) higher average levels of outstanding debt investments, which was principally due to the closing of five new debt investments since September 30, 2007, partially offset by debt repayments received during the same period, (ii) significantly higher levels of cash dividend income from portfolio equity investments, and (iii) higher levels of fee income. For the three months ended September 30, 2008, Main Street received approximately $1.0 million in cash dividend payments from portfolio company equity investments which increased its total investment income for the period. These dividend payments were paid to Main Street based upon the accumulated earnings and available cash of certain portfolio companies during the third quarter of 2008. Future dividend payments may vary significantly from the amounts received in the third quarter of 2008 due to changes in portfolio company accumulated earnings and available cash.
Expenses
For the three months ended September 30, 2008, total expenses increased by approximately $0.6 million, or 39%, to approximately $1.9 million from $1.3 million for the three months ended September 30, 2007. The increase in total expenses was primarily attributable to a $0.3 million increase in non-cash, share-based compensation expense related to our restricted stock plan and an increase in other general and administrative expenses of $0.8 million primarily attributable to an increase in personnel and administrative costs associated with being a public company. However, Main Street incurred no management fee expenses due to its internally managed structure after the IPO during the three months ended September 30, 2008 compared to $0.5 million in the corresponding period in 2007 as a result of its acquisition of the Investment Manager in October 2007 in connection with the Formation Transactions.
Distributable Net Investment Income
Distributable net investment income for the three months ended September 30, 2008 was $2.8 million, or a 63% increase, compared to distributable net investment income of $1.7 million during the three months ended September 30, 2007. The increase in distributable net investment income was attributable to the increase in total investment income partially offset by the increase in total expenses as discussed above.
Net Investment Income
Net investment income for the three months ended September 30, 2008 was $2.6 million, or a 45% increase, compared to net investment income of $1.8 million during the three months ended September 30, 2007. The increase in net investment income was attributable to the increase in total investment income partially offset by the increase in total expenses as discussed above.

Net Realized Income
For the three months ended September 30, 2008, the net realized gains from investments was $4.3 million, representing a $2.2 million increase over the net realized gains of $2.1 million during the three months ended September 30, 2007. The net realized gains during the three months ended September 30, 2008 principally related to the realized gains or losses recognized on debt and equity investments in two portfolio companies, compared to the lower realized gain on two equity warrant investments during the three months ended September 30, 2007.
The higher net realized gains in the three months ended September 30, 2008 and the higher net investment income during that period resulted in a $3.0 million, or 76%, increase, in the net realized income for the three months ended September 30, 2008 compared with the corresponding period in 2007.
Net Increase in Net Assets from Operations
During the three months ended September 30, 2008, we recorded a net change in unrealized depreciation in the amount of $4.1 million, or a $2.9 million decrease, compared to the $1.2 million in net change in unrealized depreciation for the three months ended September 30, 2007. The net change in unrealized depreciation for the three months ended September 30, 2008 included (i) unrealized appreciation on eight investments in portfolio companies totaling $2.8 million offset by $2.2 million in unrealized depreciation recognized on six portfolio investments, (ii) the reclassification of $4.5 million of previously recognized unrealized gains or losses into realized gains or losses principally related to two exited investments and (iii) unrealized depreciation of $0.2 million related to the Investment Manager.
As a result of these events, our net increase in net assets resulting from operations during the three months ended September 30, 2008 was $2.7 million compared to a net increase in net assets resulting from operations of $2.7 million during the three months ended September 30, 2007.
Comparison of nine months ended September 30, 2008 and September 30, 2007

	For the Nine Months
	Ended September 30,		Net Change
	2008	2007	Amount	%
	(Unaudited)
	(dollars in millions)
Total Investment Income	$12.7	$8.7	$4.0	46%
Total Expenses	(5.1)	(4.8)	(0.3)	(5)

Net Investment Income	7.6	3.9	3.7	96
Net Realized Gains from Investments	5.0	2.7	2.3	83

Net Realized Income	12.6	6.6	6.0	91
Net Change in Unrealized Appreciation (Depreciation) from Investments	(4.6)	(0.8)	(3.8)	NA
Income tax benefit	2.4	—	2.4	NA

Net Increase in Net Assets Resulting from Operations	$10.4	$5.8	$4.6	78%

	Nine Months Ended September 30,		Net Change
	2008	2007	Amount	%
Reconciliation of distributable net investment income
Net investment income	$7,620,586	$3,886,220	$3,734,366	96%
Share-based compensation	315,726	—	315,726	NA

Distributable net investment income (a)	$7,936,312	$3,886,220	$4,050,092	104%

(a)
Distributable net investment income is net investment income as determined in accordance with U.S. generally accepted accounting principles, or GAAP, excluding the impact of share-based compensation expense which is non-cash in nature. Main Street believes presenting distributable net investment income and related per share measures are useful and appropriate supplemental disclosures for analyzing its financial performance since share-based compensation does not require settlement in cash. However, distributable net investment income is a non-GAAP measure and should not be considered as a replacement to net investment income and other earnings measures presented in accordance with GAAP. Instead distributable net investment income should be reviewed only in connection with such GAAP measures in analyzing Main Street’s financial performance. A reconciliation of net investment income in accordance with GAAP to distributable net investment income is presented in the table above.

Investment Income
For the nine months ended September 30, 2008, total investment income was $12.7 million, a $4.0 million, or 46%, increase over the $8.7 million of total investment income for the nine months ended September 30, 2007. The increase was attributable to a $3.7 million increase in interest, fee and dividend income from investments and a $0.3 million increase in interest income from idle funds, which was principally earned on the remaining proceeds from our IPO. The increase in interest, fee and dividend income was primarily attributable to (i) higher average levels of outstanding debt investments, which was principally due to the closing of five new debt investments since September 30, 2007, partially offset by debt repayments received during the same period, (ii) significantly higher levels of cash dividend income from portfolio equity investments, and (iii) higher levels of fee income. For the nine months ended September 30, 2008, Main Street received approximately $2.3 million in cash dividend payments from portfolio company equity investments. These dividend payments were paid to Main Street based upon the accumulated earnings and available cash of certain portfolio companies for the nine months ended September 30, 2008. Future dividend payments may vary significantly due to changes in portfolio company accumulated earnings and available cash.
Expenses
For the nine months ended September 30, 2008, total expenses increased by approximately $0.3 million, or 5%, to approximately $5.1 million from $4.8 million for the nine months ended September 30, 2007. The increase in total expenses was primarily attributable to a $2.0 million increase in general and administrative expenses, mostly attributable to an increase in personnel and administrative costs associated with being a public company, partially offset by $0.7 million of professional costs related to the IPO incurred during the comparable period of 2007. In addition, total expenses increased $0.3 million due to non-cash, share-based compensation expense and $0.2 million due to interest expense as a result of an additional $9.9 million of SBIC Debentures borrowed during 2007. However, Main Street incurred no management fee expenses due to its internally managed structure after the IPO during the nine months ended September 30, 2008 compared to $1.5 million in the corresponding period in 2007 as a result of its acquisition of the Investment Manager in October 2007 in connection with the Formation Transactions.
Distributable Net Investment Income
Distributable net investment income for the nine months ended September 30, 2008 was $7.9 million, or a 104% increase, compared to distributable net investment income of $3.9 million during the nine months ended September 30, 2007. The increase in distributable net investment income was attributable to the increase in total investment income partially offset by the increase in total expenses discussed above.

Net Investment Income
Net investment income for the nine months ended September 30, 2008 was $7.6 million, or a 96% increase, compared to net investment income of $3.9 million during the nine months ended September 30, 2007. The increase in net investment income was attributable to the increase in total investment income partially offset by the increase in total expenses discussed above.
Net Realized Income
For the nine months ended September 30, 2008, the net realized gains from investments was $5.0 million, representing a $2.3 million, or an 83% increase over the net realized gains of $2.7 million during the nine months ended September 30, 2007. The net realized gains during the nine months ended September 30, 2008 principally related to the realized gains or losses recognized on debt and equity investments in four portfolio companies, compared to lower net realized gains or losses recognized on equity investments in five portfolio companies during the nine months ended September 30, 2007.
The higher net realized gains in the nine months ended September 30, 2008 and the higher net investment income during that period resulted in a $6.0 million, or 91%, increase in the net realized income for the nine months ended September 30, 2008 compared with the corresponding period in 2007.
Net Increase in Net Assets from Operations
During the nine months ended September 30, 2008, we recorded a net change in unrealized depreciation in the amount of $4.6 million, or a $3.8 million increase, compared to the $0.8 million in net change in unrealized depreciation for the nine months ended September 30, 2007. The net change in unrealized depreciation for the nine months ended September 30, 2008 included (i) unrealized appreciation on eleven investments in portfolio companies totaling $8.0 million offset by $7.9 million in unrealized depreciation recognized on eight portfolio investments, (ii) unrealized appreciation on debt investments totaling $1.0 million as a result of adopting SFAS 157, (iii) the reclassification of $5.0 million of previously recognized unrealized gains or losses into realized gains or losses on four exited investments, and (iv) unrealized depreciation of $0.7 million related to the Investment Manager.
During the nine months ended September 30, 2008, we recognized a cumulative income tax benefit of $2.4 million primarily consisting of non-cash deferred tax benefits related to net unrealized losses from certain portfolio investments transferred into MSEI, our wholly owned taxable subsidiary. We do not anticipate incurring this level of deferred tax benefit in future periods.
As a result of these events, our net increase in net assets resulting from operations during the nine months ended September 30, 2008 was $10.4 million, or a 78% increase compared to a net increase in net assets resulting from operations of $5.8 million during the nine months ended September 30, 2007.
Liquidity and Capital Resources
Cash Flows
For the nine months ended September 30, 2008, we experienced a net increase in cash and cash equivalents in the amount of $5.0 million. During that period, we generated $7.1 million of cash from our operating activities, primarily from net investment income partially offset by the semi-annual interest payments on our SBIC debentures. We also generated $7.7 million in net cash from investing activities, principally including proceeds from the maturity of a $24.1 million investment in idle funds investments, $10.7 million in cash proceeds from repayment of debt investments and $7.4 million of cash proceeds from the redemption and sale of equity investments, partially offset by the funding of new investments and several smaller follow-on investments for a total of $34.5 million. For the nine months ended September 30, 2008, we used $9.8 million in cash for financing activities, which principally consisted of cash dividends to stockholders.
For the nine months ended September 30, 2007, we experienced a net decrease in cash and cash equivalents in the amount of $4.2 million. During that period, we generated $3.0 million of cash from our operating activities, primarily from net investment income, partially offset by the semi-annual interest payments on our SBIC debentures. During the nine months ended September 30, 2007, we used $9.6 million in cash for investing activities. During this period, net cash used for investing activities principally included the funding of new investments and several smaller follow-on investments for a total of $19.8 million of invested capital, partially offset by $6.2 million in cash proceeds from repayment of debt investments and $4.0 million of cash proceeds from the redemption and sale of two equity investments. For the nine months ended September 30, 2007, we generated $2.4 million in cash from financing activities, which principally consisted of the net proceeds from $9.9 million in additional SBIC debenture borrowings, partially offset by $6.5 million of cash distributions to partners and $1.0 million for payment of costs related to the initial public offering and SBIC debenture fees.

Capital Resources
As of September 30, 2008, we had $46.8 million in cash and cash equivalents, and our net assets totaled $115.4 million. During October of 2008, we closed a $30 million, three-year investment credit facility (the “Investment Facility”) that will be used to provide additional liquidity in support of future investment and operational activities. We have no borrowings currently outstanding under the Investment Facility. Due to our existing cash and cash equivalents and the additional borrowing capacity under the Investment Facility, we project that we will have sufficient liquidity to fund our investment and operational activities for the remainder of 2008 and throughout all of calendar year 2009.
We intend to generate additional cash from future offerings of securities, future borrowings, repayments or sales of investments, and cash flow from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investments of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary uses of funds will be investments in portfolio companies, operating expenses and cash distributions to holders of our common stock.
In order to satisfy the Code requirements applicable to a RIC, we intend to distribute to our stockholders substantially all of our taxable income, but we may also elect to periodically spillover certain excess undistributed taxable income from one tax year into the next tax year. In addition, as a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200.0%. This requirement limits the amount that we may borrow. In January 2008, we received exemptive relief from the SEC that permits us to exclude SBA-guaranteed debt issued by the Fund from our asset coverage ratio, which, in turn, enables us to fund more investments with debt capital.
We anticipate that we will continue to fund our investment activities through existing cash and cash equivalents and a combination of future debt and additional equity capital. Due to our status as a licensed SBIC, we have the ability to issue debentures guaranteed by the Small Business Administration (the “SBA”) at favorable interest rates. Under the regulations applicable to SBICs, an SBIC can have outstanding debentures guaranteed by the SBA generally in an amount up to twice its regulatory capital, which generally equates to the amount of its equity capital. The maximum statutory limit on the dollar amount of outstanding debentures guaranteed by the SBA issued by a single SBIC or group of SBICs under common control as of September 30, 2008, was $130.6 million (which amount is subject to increase on an annual basis based on cost-of-living index increases).
Because of our investment team’s affiliations with Main Street Capital II, LP (“MSC II”) a separate SBIC which commenced investment operations in January 2006, we and MSC II may be deemed to be a group of SBICs under common control. Thus, the dollar amount of SBA-guaranteed debentures that can be issued collectively by us and by MSC II may be limited to $130.6 million, absent relief from the SBA. Currently, we do not intend to borrow SBA-guaranteed indebtedness in excess of the $55.0 million we currently have outstanding, based on our existing equity capital.
Debentures guaranteed by the SBA have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time. Debentures issued prior to September 2006 were subject to pre-payment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006. On September 30, 2008, we had $55 million of outstanding indebtedness guaranteed by the SBA, which carried an average fixed interest rate of approximately 5.8%. The first maturity related to the SBIC debentures does not occur until 2013.
On December 31, 2007, we entered into a Treasury Secured Revolving Credit Agreement (the “Treasury Facility”) among us, Wachovia Bank, National Association, and Branch Banking and Trust Company (“BB&T”), as administrative agent for the lenders. Under the Treasury Facility, the lenders have agreed to extend revolving loans to us in an amount not to exceed $100 million. The purpose of the Treasury Facility is to provide us flexibility in the sizing of portfolio investments and to facilitate the growth of our investment portfolio. The Treasury Facility has a two-year term and bears interest, at our option, either (i) at the LIBOR rate or (ii) at a published prime rate of interest, plus 25 basis points in either case. The applicable interest rates under the Treasury Facility would be increased by 15 basis points if usage under the Treasury Facility is in excess of 50% of the days within a given calendar quarter. The Treasury Facility also requires payment of 15 basis points per annum in unused commitment fees based on the average daily unused balances under the facility. The Treasury Facility is secured by certain securities accounts maintained by BB&T and is also guaranteed by the Investment Manager. As of September 30, 2008 and December 31, 2007, we had no outstanding borrowings under the Treasury Facility. For the nine months ended September 30, 2008, interest expense and unused commitment fees incurred under the Treasury Facility totaled $3,819 and $114,479, respectively.

Current Market Conditions
During the quarter ended September 30, 2008, the state of the economy in the U.S. and abroad continued to deteriorate to what many believe is a recession, which could be long-term. Banks and others in the financial services industry have continued to report significant write-downs in the fair value of their assets, which has led to the failure of a number of banks and investment companies, a number of distressed mergers and acquisitions, the government take-over of the nation’s two largest government-sponsored mortgage companies, and the passage of the $700 billion Emergency Economic Stabilization Act of 2008 in early October 2008. In addition, the stock market has declined significantly, with both the S&P 500 and the NASDAQ Global Select Market (on which Main Street trades), declining by over 30% between June 30, 2008 and October 24, 2008. These events have significantly constrained the availability of debt and equity capital for the market as a whole, and the financial services sector in particular. Further, these and other events have also led to rising unemployment, deteriorating consumer confidence and a general reduction in spending by both consumers and businesses.
Although we have been able to access the capital markets in the past to finance our investment activities and have recently closed on a $30 million investment credit facility, discussed further in Recent Developments, the current turmoil in the debt markets and uncertainty in the equity capital markets provides no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.
In the event that the United States economy stays in a protracted period of weakness, it is possible that the results of some of the lower middle-market companies like those in which we invest, could experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. In addition, the end markets for certain of our portfolio companies’ products and services have experienced, and continue to experience, negative economic trends. While we are not seeing signs of an overall, broad deterioration in our portfolio company results at this time, we can provide no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic or other conditions which could have a negative impact on our future results.
Recently Issued Accounting Standards
In June 2008, the Financial Accounting Standards Board (“FASB”) issued EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FASB Staff Position (“FSP”) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”). This FSP will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented will be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this FSP. Early application is not permitted. We are currently analyzing the effect, if any, this statement may have on our consolidated results of operations.
In October 2008, the FASB issued Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 provides an illustrative example of how to determine the fair value of a financial asset in an inactive market. The FSP does not change the fair value measurement principles set forth in SFAS 157. Since adopting SFAS 157 in January 2008, our practices for determining the fair value of our investment portfolio have been, and continue to be, consistent with the guidance provided in the example in FSP 157-3. Therefore, our adoption of FSP 157-3 did not affect our practices for determining the fair value of our investment portfolio and does not have a material effect on our financial position or results of operations.
Inflation
Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in this report. However, our portfolio companies have and may continue to experience the impacts of inflation on their operating results, including periodic escalations in their costs for raw materials and required energy consumption.

Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. At September 30, 2008, we had one outstanding commitment to fund an unused revolving loan for up to $300,000.
Contractual Obligations
As of September 30, 2008, our future fixed commitments for cash payments on contractual obligations for each of the next five years and thereafter are as follows:

							2014 and
	Total	2009	2010	2011	2012	2013	thereafter
	(Unaudited)
	(dollars in thousands)
SBIC debentures payable	$55,000	$—	$—	$—	$—	$4,000	$51,000
Interest due on SBIC debentures	21,495	3,179	3,179	3,179	3,188	3,179	5,591

Total	$76,495	$3,179	$3,179	$3,179	$3,188	$7,179	$56,591

MSCC is obligated to make payments under a support services agreement with the Investment Manager. Subsequent to the completion of the Formation Transactions and the IPO, the Investment Manager is reimbursed for its excess expenses associated with providing investment management and other services to MSCC and its subsidiaries, as well as MSC II. Each quarter, as part of the support services agreement, MSCC makes payments to cover all expenses incurred by the Investment Manager, less the recurring management fees that the Investment Manager receives from MSC II pursuant to a long-term investment advisory services agreement.
Related Party Transactions
We co-invested with MSC II in several existing portfolio investments prior to the IPO, but did not co-invest with MSC II subsequent to the IPO and prior to June 2008. In June 2008, we received exemptive relief from the SEC to allow us to resume co-investing with MSC II in accordance with the terms of such exemptive relief. MSC II is managed by the Investment Manager, and the Investment Manager is wholly owned by MSCC. MSC II is an SBIC fund with similar investment objectives to Main Street and which began its investment operations in January 2006. The co-investments among Main Street and MSC II had all been made at the same time and on the same terms and conditions. The co-investments were also made in accordance with the Investment Manager’s conflicts policy and in accordance with the applicable SBIC conflict of interest regulations.
As discussed further in Note D to the accompanying consolidated financials statements, Main Street paid certain management fees to the Investment Manager during the year ended December 31, 2007. Subsequent to the Formation Transactions, the Investment Manager is a wholly owned, portfolio company of Main Street. At September 30, 2008 and December 31, 2007, the Investment Manager had a receivable of $235,182 and a payable of $207,783, respectively, with MSCC, both related to the funding of recurring administrative expenses required to support MSCC’s business.
Recent Developments
In October 2008, we began paying dividends on a monthly basis. In September 2008, we declared monthly dividends of $0.125 per share for each of October, November and December 2008, which equates to a $0.375 per share dividend for the fourth quarter of 2008. These monthly dividends are paid based upon the accumulated taxable income recognized by Main Street, including excess undistributed taxable income from 2007 that was carried forward for distribution during 2008. The accumulated taxable income principally consists of ordinary taxable income recognized during 2008, as well as realized capital gains generated in 2008. The monthly dividend for October was paid on October 15, 2008 to stockholders of record on September 18, 2008. The remaining fourth quarter dividends will be payable on November 14 and December 15, 2008 to stockholders of record on October 17 and November 19, 2008, respectively.

During October 2008, we completed three new portfolio investments. Our new portfolio investments include a $3.7 million investment in Ziegler’s NYPD, LLC (“NYPD”) and a $2.0 million investment in Schneider Sales Management, LLC (“Schneider”), both supporting management buyout transactions, and a $1.8 million investment in California Healthcare Medical Billing, Inc. (“CHMB”) for growth financing purposes. Our investment in NYPD consisted of a $3.3 million first lien, secured debt investment and a $0.4 million equity investment, representing approximately 29% of the fully diluted equity interests in NYPD. NYPD is a New York-themed pizzeria and Italian restaurant group operating in affluent suburban geographic areas. NYPD has built a strong position in the higher end of the casual dining segment and its management team has extensive experience in the restaurant and hospitality industries. Our investment in Schneider consists of a $2.0 million first lien, secured debt investment with equity warrant participation representing approximately 12% of the fully diluted equity interests in Schneider. Schneider is a leading publisher of proprietary sales development materials and provider of sales-management consulting services for financial institutions. Schneider’s products and services enable its clients to achieve higher levels of profitability, customer satisfaction, and sales via proven methodologies developed over its 25-year history in serving financial institutions. Our investment in CHMB consists of a $1.4 million first lien, secured debt investment with equity warrant participation, and a $0.4 million equity investment. Through our equity warrant participation and direct equity investment, we own approximately 18% of the fully diluted equity interests in CHMB. We have also provided CHMB with a $0.6 million first lien, secured revolving loan to support CHMB’s continuing growth. CHMB provides outsourced medical billing, revenue cycle management, and administrative healthcare support to physician practices, clinics and multi-specialty groups. Through its superior customer service and leading technology platform, CHMB helps physicians improve their revenue cycle, reduce administrative errors, and offer their patients an improved quality of care.
In October 2008, we completed the full exit of our portfolio investment in Transportation General, Inc (“TGI”) as part of a leveraged recapitalization through a major international bank. As part of the TGI recapitalization transaction, we received full repayment on our remaining debt investment and sold our equity warrant position to TGI for approximately $0.6 million in cash proceeds. In addition, we received structuring and advisory fees of approximately $0.6 million related to the recapitalization transaction. We realized a cash internal rate of return over the life of our investment in TGI equal to approximately 23%.
During October 2008, we closed a $30 million, three-year investment credit facility (the “Investment Facility”) that will be used to provide additional liquidity in support of future investment and operational activities. The Investment Facility allows for an increase in the total size of the facility up to $75 million, subject to certain conditions, and has a maturity date of October 24, 2011. Borrowings under the Investment Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.75% or (ii) the applicable base rate plus 0.75%. We will pay unused commitment fees of 0.375% per annum on the average unused lender commitments under the Investment Facility. BB&T and Compass Bank are the lenders under the Investment Facility. We have no borrowings currently outstanding under the Investment Facility.
Due to the maturation of our investment portfolio and the additional flexibility provided by the Investment Facility, we have unilaterally reduced the Treasury Facility from $100 million to $50 million. The reduction in the size of the Treasury Facility will reduce the amount of unused commitment fees paid by us. We have no borrowings currently outstanding under the Treasury Facility.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any of our debt investments that include floating interest rates. A significant majority of our debt investments are made with fixed interest rates for the term of the investment. However, as of September 30, 2008, approximately 15.1% of our debt investment portfolio (at cost) bore interest at floating rates with 10.2% of these debt investments subject to contractual minimum rates. All of our current outstanding indebtedness is subject to fixed interest rates for the 10-year life of such debt. As of September 30, 2008, we had not entered into any interest rate hedging arrangements. At September 30, 2008, based on our applicable levels of floating-rate debt investments, a 1% change in interest rates would not have a material effect on our level of interest income from debt investments.
Item 4. Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, our President and Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chairman and Chief Executive Officer, our President and Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended September 30, 2008, we issued 15,820 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $213,728.
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

10.5	*	Credit Agreement dated October 24, 2008 (previously filed as Exhibit 10.1 to Main Street’s Current Report on Form 8-K filed October 28, 2008 (File No. 1-33723).

10.6	*	General Security Agreement dated October 24, 2008 (previously filed as Exhibit 10.2 to Main Street’s Current Report on Form 8-K filed October 28, 2008 (File No. 1-33723).

10.7	*	Custodial Agreement dated October 24, 2008 (previously filed as Exhibit 10.3 to Main Street’s Current Report on Form 8-K filed October 28, 2008 (File No. 1-33723).

10.8	*	Equity Pledge Agreement dated October 24, 2008 (previously filed as Exhibit 10.4 to Main Street’s Current Report on Form 8-K filed October 28, 2008 (File No. 1-33723).

10.9	*	Treasury Secured Revolving Credit Agreement dated December 31, 2007 (previously filed as Exhibit 10.1 to Main Street’s Current Report on Form 8-K filed January 3, 2008 (File No. 1-33723).

Exhibit Number		Description of Exhibit

10.10	*	Security Agreement dated December 31, 2007 (previously filed as Exhibit 10.2 to Main Street’s Current Report on Form 8-K filed January 3, 2008 (File No. 1-33723).

10.11	*	Control Agreement dated December 31, 2007 (previously filed as Exhibit 10.3 to Main Street’s Current Report on Form 8-K filed January 3, 2008 (File No. 1-33723).

10.12	*	Custody Agreement dated December 31, 2007 (previously filed as Exhibit 10.4 to Main Street’s Current Report on Form 8-K filed January 3, 2008 (File No. 1-33723).

31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Main Street Capital Corporation
Date: November 11, 2008	/s/ Vincent D. Foster
Vincent D. Foster
Chairman and Chief Executive Officer
(principal executive officer)

Date: November 11, 2008	/s/ Todd A. Reppert
Todd A. Reppert
President and Chief Financial Officer
(principal financial officer)

Date: November 11, 2008	/s/ Michael S. Galvan
Michael S. Galvan
Vice President and Chief Accounting Officer
(principal accounting officer)

Date: November 11, 2008	/s/ Rodger A. Stout
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

10.5	*	Credit Agreement dated October 24, 2008 (previously filed as Exhibit 10.1 to Main Street’s Current Report on Form 8-K filed October 28, 2008 (File No. 1-33723).

10.6	*	General Security Agreement dated October 24, 2008 (previously filed as Exhibit 10.2 to Main Street’s Current Report on Form 8-K filed October 28, 2008 (File No. 1-33723).

10.7	*	Custodial Agreement dated October 24, 2008 (previously filed as Exhibit 10.3 to Main Street’s Current Report on Form 8-K filed October 28, 2008 (File No. 1-33723).

10.8	*	Equity Pledge Agreement dated October 24, 2008 (previously filed as Exhibit 10.4 to Main Street’s Current Report on Form 8-K filed October 28, 2008 (File No. 1-33723).

10.9	*	Treasury Secured Revolving Credit Agreement dated December 31, 2007 (previously filed as Exhibit 10.1 to Main Street’s Current Report on Form 8-K filed January 3, 2008 (File No. 1-33723).

10.10	*	Security Agreement dated December 31, 2007 (previously filed as Exhibit 10.2 to Main Street’s Current Report on Form 8-K filed January 3, 2008 (File No. 1-33723).

10.11	*	Control Agreement dated December 31, 2007 (previously filed as Exhibit 10.3 to Main Street’s Current Report on Form 8-K filed January 3, 2008 (File No. 1-33723).

10.12	*	Custody Agreement dated December 31, 2007 (previously filed as Exhibit 10.4 to Main Street’s Current Report on Form 8-K filed January 3, 2008 (File No. 1-33723).

31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.