Form 10-K
period 2008-12-31
Main Street Capital CORP
filed 2009-03-13
CIK 1396440

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-33723
Main Street Capital Corporation
(Exact name of registrant as specified in its charter)

Maryland	41-2230745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 Post Oak Boulevard, Suite 800 Houston, TX (Address of principal executive offices)	77056 (Zip Code)
(713) 350-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2008, was approximately $76.7 million based upon the last sale price for the registrant’s common stock on that date.

The number of outstanding common shares of the registrant as of March 10, 2009 was 9,139,883.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrants’ definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in this Annual Report on Form 10-K in response to Part III.

CAUTIONARY STATEMENT CONCERNING FORWARD LOOKING STATEMENTS

This Annual Report Form 10-K contains forward-looking statements regarding the plans and objectives of management for future operations. Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including the factors discussed in Item 1A entitled “Risk Factors” in Part I of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. Other factors that could cause actual results to differ materially include changes in the economy and future changes in laws or regulations and conditions in our operating areas.

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

FORMATION TRANSACTIONS

Main Street Capital Corporation (“MSCC”) was formed on March 9, 2007, for the purpose of (i) acquiring 100% of the equity interests of Main Street Mezzanine Fund, LP (the “Fund”) and its general partner, Main Street Mezzanine Management, LLC (the “General Partner”), (ii) acquiring 100% of the equity interests of Main Street Capital Partners, LLC (the “Investment Manager”), (iii) raising capital in an initial public offering, which was completed in October 2007 (the “IPO”), and (iv) thereafter operating as an internally managed business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Fund is licensed as a Small Business Investment Company (“SBIC”) by the United States Small Business Administration (“SBA”) and the Investment Manager acts as the Fund’s manager and investment adviser. The Investment Manager also acts as the manager and investment adviser to Main Street Capital II, LP (“MSC II”), a privately owned, affiliated SBIC which commenced investment operations in January 2006. MSCC did not acquire any interest in MSC II in connection with the Formation Transactions and currently does not hold any equity interest in MSC II. The transactions discussed above were consummated in October 2007 and are collectively termed the “Formation Transactions.” Unless otherwise noted or the context otherwise indicates, the terms “we,” “us,” “our” and “Main Street” refer to the Fund and the General Partner prior to the IPO and to MSCC and its subsidiaries, including the Fund and the General Partner, subsequent to the IPO.

As part of the Formation Transactions, the Investment Manager, which employs all of the executive officers and other employees of MSCC, became a wholly owned subsidiary of MSCC. However, the Investment Manager is accounted for as a portfolio investment of Main Street, since the Investment Manager is not a registered investment company and since it conducts a significant portion of its investment management activities for MSC II, a separate SBIC fund in which MSCC does not have an equity interest. The Investment Manager receives recurring investment management fees from MSC II pursuant to a separate investment advisory agreement, paid quarterly, which currently total $3.3 million per year. The portfolio investment in the Investment Manager is accounted for using fair value accounting, with the fair value determined by MSCC and approved, in good faith, by MSCC’s Board of Directors. MSCC’s valuation of the

Investment Manager is based upon the discounted net cash flows from third party recurring investment managers fees. The net cash flows utilized in the valuation of the Investment Manager exclude any revenues and expenses from all related parties (including MSCC) but include the management fees from MSC II and an estimated allocation of costs related to providing services to MSC II. For more information on the Investment Manager, see “Note D — Wholly Owned Investment Manager” to our consolidated financial statements.

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

The Investment Manager is reimbursed for its expenses associated with providing operational and investment management services to MSCC and its subsidiaries. Each quarter, as part of the support services agreement, MSCC makes payments to cover all expenses incurred by the Investment Manager, less amounts the Investment Manager receives from MSC II pursuant to a separate investment advisory services agreement. Based on this separate investment advisory services agreement, MSC II paid the Investment Manager approximately $3.3 million in 2008 for these services.

The IPO involved the public offering and sale of 4,300,000 shares of our common stock, including shares sold upon the underwriters’ exercise of the over-allotment option, at a price to the public of $15.00 per share of our common stock, resulting in net proceeds to us of approximately $60.2 million, after deducting underwriters’ commissions totaling approximately $4.3 million. As a result of the IPO and the Formation Transactions described above, we are a closed-end, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. Because the Investment Manager, which employs all of the executive officers and other employees of MSCC, is wholly owned by us, we do not pay any external investment advisory fees, but instead we incur the net operating costs associated with employing investment and portfolio management professionals through the Investment Manager.

Immediately following the completion of the Formation Transactions, Main Street Equity Interests, Inc. (“MSEI”) was created as a wholly-owned consolidated subsidiary of MSCC to hold certain of our portfolio investments. MSEI has elected for tax purposes to be treated as a taxable entity and is taxed at normal corporate tax rates based on its taxable income. The taxable income of MSEI may differ from its book income due to deferred tax timing differences as well as permanent differences.

We co-invested with MSC II in several existing portfolio investments prior to the IPO, but did not co-invest with MSC II subsequent to the IPO and prior to June 2008. On June 4, 2008, we received exemptive relief from the SEC to allow us to resume co-investing with MSC II in accordance with the terms of such exemptive relief.

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

OVERVIEW OF OUR BUSINESS

We are a principal investment firm focused on providing customized financing solutions to lower middle-market companies, which we generally define as companies with annual revenues between $10 million and $100 million. Our investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and realizing capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. Our investments generally range in size from $2 million to $15 million. Our ability to invest across a company’s capital structure, from senior secured loans to subordinated debt to equity securities, allows us to offer portfolio companies a comprehensive suite of financing solutions, or “one-stop” financing.

Our investments are made through both MSCC and the Fund. Since the IPO, MSCC and the Fund have co-invested in substantially every investment we have made. MSCC and the Fund share the same investment strategies and criteria in the lower middle-market, although they are subject to different regulatory regimes. See “— Regulation.” An investor’s return in MSCC will depend, in part, on the Fund’s investment returns as the Fund is a wholly owned subsidiary of MSCC.

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

As of December 31, 2008, Main Street had debt and equity investments in 31 portfolio companies. Approximately 84% of our total portfolio investments at cost, excluding our 100% equity interest in the Investment Manager, were in the form of debt investments and 91% of such debt investments at cost were secured by first priority liens on the assets of our portfolio companies. As of December 31, 2008, Main Street had a weighted average effective yield on its debt investments of 14%. Weighted average yields are computed using the effective interest rates for all debt investments at December 31, 2008, including amortization of deferred debt origination fees and accretion of original issue discount. At December 31, 2008, we had equity ownership in approximately 94% of our portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 25%.

BUSINESS STRATEGIES

Our investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and realizing capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. We have adopted the following business strategies to achieve our investment objective:

•	Delivering Customized Financing Solutions. We believe our ability to provide a broad range of customized financing solutions to lower middle-market companies sets us apart from other capital providers that focus on providing a limited number of financing solutions. We offer to our portfolio companies customized debt financing solutions with equity components that are tailored to the facts and circumstances of each situation. Our ability to invest across a company’s capital structure, from senior secured loans to subordinated debt to equity securities, allows us to offer our portfolio companies a comprehensive suite of financing solutions, or “one-stop” financing.

•	Focusing on Established Companies in the Lower Middle-Market. We generally invest in companies with established market positions, experienced management teams and proven revenue streams. Those companies generally possess better risk-adjusted return profiles than newer companies that are building management or are in the early stages of building a revenue base. In addition, established lower middle-market companies generally provide opportunities for capital appreciation.

•	Leveraging the Skills and Experience of Our Investment Team. Our investment team has significant experience in lending to and investing in lower middle-market companies. The members of our investment team have broad investment backgrounds, with prior experience at private investment funds, investment banks and other financial services companies, and currently include seven certified public accountants and one chartered financial analyst. The expertise of our investment team in analyzing, valuing, structuring, negotiating and closing transactions should provide us with competitive advantages by allowing us to consider customized financing solutions and non-traditional and complex structures.

•	Investing Across Multiple Industries. We seek to maintain a portfolio of investments that is appropriately balanced among various companies, industries, geographic regions and end markets. This portfolio balance is intended to mitigate the potential effects of negative economic events for particular companies, regions and industries.

•	Capitalizing on Strong Transaction Sourcing Network. Our investment team seeks to leverage its extensive network of referral sources for investments in lower middle-market companies. We have developed a reputation in our marketplace as a responsive, efficient and reliable source of financing, which has created a growing stream of proprietary deal flow for us.

•	Benefiting from Lower Cost of Capital. The Fund’s SBIC license has allowed it to issue SBA-guaranteed debentures. SBA-guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. Because lower cost SBA leverage is, and will continue to be, a significant part of our capital base through the Fund, our relative cost of debt capital should be lower than many of our competitors. In addition, the SBIC leverage that we receive through the Fund represents a stable, long-term component of our capital structure.

INVESTMENT CRITERIA

Our investment team has identified the following investment criteria that it believes are important in evaluating prospective portfolio companies. Our investment team uses these criteria in evaluating investment opportunities. However, not all of these criteria have been, or will be, met in connection with each of our investments.

•	Proven Management Team with Meaningful Financial Commitment. We look for operationally-oriented management with direct industry experience and a successful track record. In addition, we expect the management team of each portfolio company to have meaningful equity ownership in the portfolio company to better align our respective economic interests. We believe management teams with these attributes are more likely to manage the companies in a manner that protects our debt investment and enhances the value of our equity investment.

•	Established Companies with Positive Cash Flow. We seek to invest in established companies in the lower middle-market with sound historical financial performance. We typically focus on companies that have historically generated EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) of $1 million to $10 million and commensurate levels of free cash flow. We generally do not intend to invest in start-up companies or companies with speculative business plans.

•	Defensible Competitive Advantages/Favorable Industry Position. We primarily focus on companies having competitive advantages in their respective markets and/or operating in industries with barriers to entry, which may help to protect their market position and profitability.

•	Exit Alternatives. We expect that the primary means by which we exit our debt investments will be through the repayment of our investment from internally generated cash flow and/or refinancing. In addition, we seek to invest in companies whose business models and expected future cash flows may provide alternate methods of repaying our investment, such as through a strategic acquisition by other industry participants or a recapitalization.

PORTFOLIO INVESTMENTS

Debt Investments

Historically, we have made debt investments principally in the form of single tranche debt. Single tranche debt financing involves issuing one debt security that blends the risk and return profiles of both secured and subordinated debt. We believe that single tranche debt is more appropriate for many lower middle-market companies given their size in order to reduce structural complexity and potential conflicts among creditors.

Our debt investments generally have terms of three to seven years, with limited required amortization prior to maturity, and provide for monthly or quarterly payment of interest at fixed interest rates generally between 12% and 14% per annum, payable currently in cash. In some instances, we have provided floating interest rates for a portion of a single tranche debt security. In addition, certain debt investments may have a form of interest that is not paid currently but is accrued and added to the loan balance and paid at maturity. We refer to this as payment-in-kind or PIK interest. We typically structure our debt investments with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. In most cases, our debt investment will be collateralized by a first priority lien on substantially all the assets of the portfolio company. As of December 31, 2008, 91% of our debt investments at cost were secured by first priority liens on the assets of portfolio companies.

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

Direct Equity Investments

We also will seek to make direct equity investments in situations where it is appropriate to align our interests with key management and stockholders, and to allow for some participation in the appreciation in enterprise values of our portfolio companies. We usually make our direct equity investments in connection with debt investments. In addition, we may have both equity warrants and direct equity positions in some of our portfolio companies. We seek to maintain fully diluted equity positions in our portfolio companies of 5%

to 50%, and may have controlling interests in some instances. We have a value orientation toward our direct equity investments and have traditionally been able to purchase our equity investments at reasonable valuations.

INVESTMENT PROCESS

Our investment committee is responsible for all aspects of our investment process. The current members of our investment committee are Vincent D. Foster, our Chairman and Chief Executive Officer, Todd A. Reppert, our President and Chief Financial Officer, and Dwayne L. Hyzak, Senior Vice President. Mr. Hyzak replaced David L. Magdol, Senior Vice President, in this revolving seat on the investment committee effective January 1, 2009 and will serve through 2009. Our investment strategy involves a “team” approach, whereby potential transactions are screened by members of our investment team before being presented to the investment committee. Our investment committee meets on an as needed basis depending on transaction volume. Our investment committee generally categorizes our investment process into seven distinct stages:

Deal Generation/Origination

Deal generation and origination is maximized through long-standing and extensive relationships with industry contacts, brokers, commercial and investment bankers, entrepreneurs, services providers such as lawyers and accountants, as well as current and former portfolio companies and investors. Our investment team has focused its deal generation and origination efforts on lower middle-market companies. We have developed a reputation as a knowledgeable, reliable and active source of capital and assistance in this market.

Screening

During the screening process, if a transaction initially meets our investment criteria, we will perform preliminary due diligence, taking into consideration some or all of the following information:

•	a comprehensive financial model based on quantitative analysis of historical financial performance, projections and pro forma adjustments to determine the estimated internal rate of return;

•	a brief industry and market analysis; importing direct industry expertise from other portfolio companies or investors;

•	preliminary qualitative analysis of the management team’s competencies and backgrounds;

•	potential investment structures and pricing terms; and

•	regulatory compliance.

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

•	initial or additional site visits with management and key personnel;

•	detailed review of historical and projected financial statements;

•	operational reviews and analysis;

•	interviews with customers and suppliers;

•	detailed evaluation of company management, including background checks;

•	review of material contracts;

•	in-depth industry, market, and strategy analysis; and

•	review by legal, environmental or other consultants, if applicable.

During the due diligence process, significant attention is given to sensitivity analyses and how the company might be expected to perform given downside, “base-case” and upside scenarios. In certain cases, we may decide not to make an investment based on the results of the diligence process.

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

Post-Investment

We continuously monitor the status and progress of the portfolio companies. We offer managerial assistance to our portfolio companies, giving them access to our investment experience, direct industry expertise and contacts. The same deal team that was involved in the investment process will continue its involvement in the portfolio company post-investment. This provides for continuity of knowledge and allows the deal team to maintain a strong business relationship with key management of our portfolio companies for post-investment assistance and monitoring purposes. As part of the monitoring process, the deal team will analyze monthly/quarterly financial statements versus the previous periods and year, review financial projections, meet with management, attend board meetings and review all compliance certificates and covenants. While we maintain limited involvement in the ordinary course operations of our portfolio companies, we maintain a higher level of involvement in non-ordinary course financing or strategic activities and any non-performing scenarios.

We also use an internally developed investment rating system to characterize and monitor our expected level of returns on each of our investments.

•	Investment Rating 1 represents a portfolio company that is performing in a manner which significantly exceeds our original expectations and projections;

•	Investment Rating 2 represents a portfolio company that, in general, is performing above our original expectations;

•	Investment Rating 3 represents a portfolio company that is generally performing in accordance with our original expectations;

•	Investment Rating 4 represents a portfolio company that is underperforming our original expectations. Investments with such a rating require increased Main Street monitoring and scrutiny; and

•	Investment Rating 5 represents a portfolio company that is significantly underperforming. Investments with such a rating require heightened levels of Main Street monitoring and scrutiny and involve the recognition of unrealized depreciation on such investment.

The following table shows the distribution of our portfolio investments (excluding the investment in our affiliated Investment Manager) on the 1 to 5 investment rating scale at fair value as of December 31, 2008 and December 31, 2007:

	December 31, 2008		December 31, 2007
	Investments at	Percentage of	Investments at	Percentage of
Investment Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
		(Dollars in thousands)

1	$27,523	24.9%	$24,619	28.0%
2	23,150	21.0%	35,068	39.8%
3	53,123	48.1%	24,034	27.3%
4	6,035	5.5%	—	0.0%
5	500	0.5%	4,304	4.9%

Totals	$110,331	100.0%	$88,025	100.0%

Based upon our investment rating system, the weighted average rating of our portfolio as of December 31, 2008 and 2007 was approximately 2.4 and 2.2, respectively. As of December 31, 2008 and 2007, we had one debt investment in each period representing 0.5% and 3.1%, respectively, of total portfolio fair value (excluding Main Street’s investment in the Investment Manager) which was on non-accrual status.

Exit Strategies/Refinancing

While we generally exit most investments through the refinancing or repayment of our debt and redemption of our equity positions, we typically assist our portfolio companies in developing and planning exit opportunities, including any sale or merger of our portfolio companies. We may also assist in the structure, timing, execution and transition of the exit strategy.

DETERMINATION OF NET ASSET VALUE AND PORTFOLIO VALUATION PROCESS

We determine the net asset value per share of our common stock on a quarterly basis. The net asset value per share is equal to our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding.

Our business plan calls for us to invest primarily in illiquid securities issued by private companies and/or thinly traded public companies. These investments may be subject to restrictions on resale and will generally have no established trading market. As a result, we determine in good faith the fair value of our portfolio investments pursuant to a valuation policy in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) and a valuation process approved by our Board of Directors and in accordance with the 1940 Act. We review external events, including private mergers, sales and acquisitions involving comparable companies, and include these events in the valuation process. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio.

For valuation purposes, control investments are composed of equity and debt securities for which we have a controlling interest in the portfolio company or have the ability to nominate a majority of the portfolio company’s board of directors. Market quotations are generally not readily available for our control investments. As a result, we determine the fair value of these investments using a combination of market and income approaches. Under the market approach, we will typically use the enterprise value methodology to determine the fair value of these investments. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, we analyze various factors, including the portfolio company’s historical and projected financial results. We allocate the enterprise value to investments in order of the legal priority of the investments. We will also use the income approach to determine the fair value of these securities, based on projections of the discounted future free cash flows that the portfolio company or the debt security will likely generate. The valuation approaches for our control investments estimate the value of the investment if we were to sell, or exit, the investment, assuming the highest and best use of the investment by market participants. In addition, these valuation approaches consider the value associated with our ability to control the capital structure of the portfolio company, as well as the timing of a potential exit.

For valuation purposes, non-control investments are composed of debt and equity securities for which we do not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company’s board of directors. Market quotations for our non-control investments are not readily available. For our non-control investments, we use the market approach to value our equity investments and the income approach to value our debt instruments. For non-control debt investments, we determine the fair value primarily using a yield approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Our estimate of the expected repayment date of a debt security is generally the legal maturity date of the instrument, as we generally intend to hold our loans to maturity. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. We will use the value determined by the yield analysis as the fair value for that security; however, because of our general intent to hold our loans to maturity, the fair value will not exceed the face amount of the debt security. A change in the assumptions that we use to estimate the fair value of our debt securities using the yield analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or a debt security is in workout status, we may consider other factors in determining the fair value of a debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis.

Due to the inherent uncertainty in the valuation process, our estimate of fair value may differ materially from the values that would have been used had a ready market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments could cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. We determine the fair value of each individual investment and record changes in fair value as unrealized appreciation or depreciation.

As described below, we undertake a multi-step valuation process each quarter in connection with determining the fair value of our investments, with our Board of Directors ultimately and solely responsible for overseeing, reviewing and approving, in good faith, our estimate of the fair value of each individual investment.

•	Our quarterly valuation process will begin with each portfolio company or investment being initially valued by the deal team responsible for the portfolio investment;

•	Preliminary valuation conclusions will then be reviewed and discussed with senior management;

•	The Audit Committee of our Board of Directors will review the preliminary valuations, and the deal team will consider and assess, as appropriate, any changes that may be required to the preliminary valuation to address any comments provided by the Audit Committee;

•	The Board of Directors will assess the valuations and will ultimately approve the fair value of each investment in our portfolio in good faith; and

•	An independent valuation firm engaged by the Board of Directors will perform certain mutually agreed limited procedures that we have identified and asked them to perform on a selection of our final portfolio company valuation conclusions.

Prior to the IPO, the valuations of the Fund’s investments were determined by the General Partner through a multi-step process consistent with the process discussed above except that the review and determination of fair value was made by the General Partner and not by the Audit Committee or the Board of Directors.

Duff & Phelps, LLC, an independent valuation firm (“Duff & Phelps”), has provided third-party valuation consulting services to Main Street, which consisted of certain mutually agreed limited procedures that Main Street identified and requested Duff & Phelps to perform (hereinafter referred to as the “Procedures”). During 2008, the Procedures were performed on investments in 24 portfolio companies and on the investment in the Investment Manager comprising approximately 84% of the total portfolio investments at fair value as of December 31, 2008, with the Procedures performed on investments in 5 portfolio companies for the quarter ended March 31, 2008, investments in 8 portfolio companies for the quarter ended June 30, 2008, 5 portfolio companies for the quarter ended September 30, 2008 and 6 portfolio companies and the Investment Manager for the quarter ended December 31, 2008. Duff & Phelps had also reviewed a total of 24 portfolio companies comprising approximately 77% of the total portfolio investments at fair value as of December 31, 2007. Upon completion of the Procedures in each case, Duff & Phelps concluded that the fair value, as determined by Main Street, of those investments subjected to the Procedures did not appear to be unreasonable.

Determination of fair value involves subjective judgments and estimates. The notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

COMPETITION

We compete for investments with a number of BDCs and investment funds (including private equity funds, mezzanine funds and other SBICs), as well as traditional financial services companies such as commercial banks and other sources of financing. Many of the entities that compete with us have greater financial and managerial resources. We believe we are able to be competitive with these entities primarily on the basis of our focus on the underserved lower middle market, the experience and contacts of our management team, our responsive and efficient investment analysis and decision-making processes, our comprehensive suite of customized financing solutions and the investment terms we offer.

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

EMPLOYEES

As of December 31, 2008, we had 17 employees, each of whom was employed by the Investment Manager. These employees include investment and portfolio management professionals, operations professionals and administrative staff. In 2008, we hired several investment professionals, as well as our Chief Accounting Officer and General Counsel. We will hire additional investment professionals and additional administrative personnel, as necessary. All of our employees are located in our Houston office.

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

(b)	is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c)	satisfies any of the following:

(i) does not have any class of securities that is traded on a national securities exchange or has a class of securities listed on a national securities exchange but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

(ii) is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or

(iii) is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

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

Idle Funds Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of U.S. government securities, investments in high-quality debt investments and diversified bond funds, which we refer to, collectively, as idle funds investments, so that 70% of our assets are qualifying assets.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% of all debt and/or senior stock immediately after each such issuance. In addition, while any senior securities remain outstanding (other than senior securities representing indebtedness issued in consideration of a privately arranged loan which is not intended to be publicly distributed), we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure,” including, without limitation, “— Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.”

In January 2008, we received an exemptive order from the SEC to exclude debt securities issued by the Fund from the asset coverage requirements of the 1940 Act as applicable to Main Street. The exemptive order provides for the exclusion of all debt securities issued by the Fund, including the $55 million of currently outstanding debt related to its participation in the SBIC program. This exemptive order provides us with expanded capacity and flexibility in obtaining future sources of capital for our investment and operational objectives.

Common Stock

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). On June 17, 2008, our stockholders approved proposals that (1) authorize us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for a period of one year ending on the earlier of June 16, 2009 or the date of our 2009 annual meeting of stockholders and (2) authorize us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings. We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. See “Risk Factors — Risks Relating to Our Business and Structure — Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock.”

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

Our proxy voting decisions are made by the deal team which is responsible for monitoring each of our investments. To ensure that our vote is not the product of a conflict of interest, we require that: (i) anyone involved in the decision-making process to disclose to our chief compliance officer any potential conflict of which he or she is aware and any contact that he or she has had with any interested party regarding a proxy vote and (ii) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

Stockholders may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, 1300 Post Oak Boulevard, Suite 800, Houston, Texas 77056.

Other 1940 Act Regulations

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Board of Directors who are not interested persons and, in some cases, prior approval by the SEC. In June 2008, we received an exemptive order from the SEC to permit co-investments in portfolio companies among Main Street and certain of its affiliates, including MSC II, subject to certain conditions of the order.

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

We may be periodically examined by the SEC for compliance with the 1940 Act.

Small Business Investment Company Regulations

The Fund is licensed by the SBA to operate as a SBIC under Section 301(c) of the Small Business Investment Act of 1958. As a part of the Formation Transactions, the Fund became a wholly-owned subsidiary of MSCC, and continues to hold its SBIC license. The Fund initially obtained its SBIC license on September 30, 2002.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBIC regulations, SBICs may make loans to eligible small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. The Fund has typically invested in secured debt, acquired warrants and/or made equity investments in qualifying small businesses.

Under present SBIC regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $18 million and have average annual net income after federal income taxes not exceeding $6 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote 20% of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern generally includes businesses that have a tangible net worth not exceeding $6 million and have average annual net income after federal income taxes not exceeding $2 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBIC regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller concern, which criteria depend on the primary industry in which the business is engaged and are based on such factors as the number of employees and gross revenue. However, once an SBIC has invested in a company, it may continue to make follow on investments in the company, regardless of the size of the portfolio company at the time of the follow on investment, up to the time of the portfolio company’s initial public offering.

The SBA prohibits an SBIC from providing funds to small businesses for certain purposes, such as relending and investment outside the United States, to businesses engaged in a few prohibited industries, and to certain “passive” (non-operating) companies. In addition, without prior SBA approval, an SBIC may not invest an amount equal to more than approximately 30% of the SBIC’s regulatory capital in any one portfolio company and its affiliates.

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

An SBIC (or group of SBICs under common control) may generally have outstanding debentures guaranteed by the SBA in amounts up to twice the amount of the privately-raised funds of the SBIC(s). Debentures guaranteed by the SBA have a maturity of ten years, require semi-annual payments of interest, do not require any principal payments prior to maturity, and, historically, were subject to certain prepayment penalties. Those prepayment penalties no longer apply as of September 2006. As of December 31, 2008, we, through the Fund, had issued $55 million of SBA-guaranteed debentures, which had an annual weight-averaged interest rate of approximately 5.8%.

The recently enacted American Recovery and Reinvestment Act of 2009 (the “2009 Stimulus Bill”) contains several provisions applicable to SBIC funds, including the Fund, Main Street’s wholly owned subsidiary. One of the key SBIC-related provisions included in the 2009 Stimulus Bill increases the maximum amount of combined SBIC leverage (or SBIC leverage cap) to $225 million for affiliated SBIC funds. The prior maximum amount of SBIC leverage available to affiliated SBIC funds was approximately $137 million, as adjusted annually based upon changes in the Consumer Price Index. Due to the increase in the maximum amount of SBIC leverage available to affiliated SBIC funds, Main Street, through the Fund, will now have access to incremental SBIC leverage to support its future investment activities. Since the increase in the SBIC leverage cap applies to affiliated SBIC funds, Main Street will allocate such increased borrowing capacity between the Fund and MSC II, an independently owned SBIC that is managed by Main Street and therefore deemed to be affiliated with the Fund for SBIC regulatory purposes. It is currently estimated that at least $55 million to $60 million of additional SBIC leverage is now accessible by Main Street, through the Fund, for future investment activities, subject to the required capitalization of the Fund.

SBICs must invest idle funds that are not being used to make loans in investments permitted under SBIC regulations in the following limited types of securities: (i) direct obligations of, or obligations guaranteed as to principal and interest by, the United States government, which mature within 15 months from the date of the investment; (ii) repurchase agreements with federally insured institutions with a maturity of seven days or less (and the securities underlying the repurchase obligations must be direct obligations of or guaranteed by the federal government); (iii) certificates of deposit with a maturity of one year or less, issued by a federally insured institution; (iv) a deposit account in a federally insured institution that is subject to a withdrawal restriction of one year or less; (v) a checking account in a federally insured institution; or (vi) a reasonable petty cash fund.

SBICs are periodically examined and audited by the SBA’s staff to determine their compliance with SBIC regulations and are periodically required to file certain forms with the SBA.

We requested that the SEC allow us to exclude any indebtedness guaranteed by the SBA and issued by the Fund from the 200% asset coverage requirements applicable to us as a BDC. In January 2008, we received an exemptive order from the SEC to exclude such debt securities issued by the Fund, including the $55 million of currently outstanding debt related to the Fund’s participation in the SBIC program.

Neither the SBA nor the U.S. government or any of its agencies or officers has approved any ownership interest to be issued by us or any obligation that we or any of our subsidiaries may incur.

Securities Exchange Act of 1934 and Sarbanes-Oxley Act Compliance

We are subject to the reporting and disclosure requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act of 2002, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. For example:

•	pursuant to Rule 13a-14 of the Exchange Act, our Chief Executive Officer and Chief Financial Officer are required to certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	pursuant to Rule 13a-15 of the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting, and separately, our independent registered public accounting firm audits our internal controls over financial reporting; and

•	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Nasdaq Global Select Market Corporate Governance Regulations

The NASDAQ Global Select Market has adopted corporate governance regulations that listed companies must comply with. We believe we are in compliance with such corporate governance listing standards. We intend to monitor our compliance with all future listing standards and to take all necessary actions to ensure that we stay in compliance.

Taxation as a Regulated Investment Company

MSCC has elected to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) commencing October 2, 2007. As a RIC, we generally do not have to pay corporate-level federal income taxes on any income that we distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

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

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income and capital gain net income for each calendar year, and (2) any income recognized, but not distributed, in preceding years (the “Excise Tax Avoidance Requirement”). Dividends declared and paid by us in a year will generally differ from taxable income for that year as such dividends may include the distribution of current year taxable income, less amounts carried over into the following year, and the distribution of prior year taxable income carried over into and distributed in the current year. For amounts we carry over into the following year, we will be required to pay the 4% excise tax based on 98% of our annual taxable income in excess of distributions for the year.

In order to qualify as a RIC for federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC under the 1940 Act at all times during each taxable year;

•	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships” (collectively, the “Diversification Tests”).

In order to comply with the 90% Income Test, we formed MSEI, a wholly-owned subsidiary of MSCC, for the primary purpose of permitting us to own equity interests in portfolio companies which are “pass through” entities for tax purposes. Absent MSEI, a portion of the gross income from such portfolio companies would flow directly to us for purposes of the 90% Income Test. To the extent such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and, therefore cause us to incur significant federal income taxes. MSEI is consolidated with Main Street for generally accepted accounting principles in the United States, or U.S. GAAP purposes, and the portfolio investments held by MSEI are included in our consolidated financial statements. MSEI is not consolidated with Main Street for income tax purposes and may generate income tax expense as a result of its ownership of the portfolio investments. This income tax expense, if any, is reflected in our Consolidated Statement of Operations.

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders in certain circumstances while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “— Regulation — Regulation as a Business Development Company — Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

Pursuant to a recent revenue procedure issued by the Internal Revenue Service, or the IRS, the IRS has indicated that it will treat distributions from certain publicly traded RICs (including business development companies) that are paid part in cash and part in stock as dividends that would satisfy the RIC’s annual distribution requirements. In order to qualify for such treatment, the revenue procedure requires that at least 10% of the total distribution be paid in cash and that each stockholder have a right to elect to receive its entire distribution in cash. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a proportionate share of the cash to be distributed (although no stockholder electing to receive cash may receive less than 10% of such stockholder’s distribution in cash). This revenue procedure applies to distributions made with respect to taxable years ending prior to January 1, 2010.

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

RISKS RELATING TO ECONOMIC CONDITIONS

The current state of the economy and financial markets increases the likelihood of adverse effects on our financial position and results of operations. Continued economic adversity could impair our portfolio companies’ financial positions and operating results and affect the industries in which we invest, which could, in turn, harm our operating results.

Beginning in late 2007, the United States entered a recession. Throughout 2008, the economy continued to deteriorate and many believe that the current recession could continue for an extended period. During 2008, banks and others in the financial services industry reported significant write-downs in the fair value of their assets, which has led to the failure of a number of banks and investment companies, a number of distressed mergers and acquisitions, the government take-over of the nation’s two largest government-sponsored mortgage companies, and the passage of the $700 billion Emergency Economic Stabilization Act of 2008 in October 2008 and the $787 billion 2009 Stimulus Bill. In addition, the stock market has declined significantly, with both the S&P 500 and the NASDAQ Global Select Market (on which our stock trades), declining by nearly 40% between December 31, 2007 and December 31, 2008. As the recession deepened during 2008, unemployment rose and consumer confidence declined, which led to significant reductions in spending by both consumers and businesses.

Although we have been able to secure access to additional liquidity, including the recently obtained $30 million investment credit facility and the increase in available leverage through the SBIC program as part of the 2009 Stimulus Bill, the current turmoil in the debt markets and uncertainty in the equity capital markets provides no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

The deterioration in consumer confidence and a general reduction in spending by both consumers and businesses has had an adverse effect on a number of the industries in which some of our portfolio companies operate. In the event that the United States economy remains in a protracted period of weakness, the results of some of the lower middle-market companies like those in which we invest, will continue to experience deterioration, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in their defaults. In addition, the end markets for certain of our portfolio companies’ products and services have experienced, and continue to experience, negative economic trends. We can provide no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic or other conditions which could have a negative impact on our future results.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

Our investment portfolio is and will continue to be recorded at fair value, with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, our estimate of fair value and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by us with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, our estimate of fair value. Typically, there is not a public market for the securities of the privately held companies in which we have invested and will generally continue to invest. As a result, we value these securities quarterly at fair value based on inputs from management, a third party independent valuation firm and our audit committee and with the oversight, review and approval of our Board of Directors.

The determination of fair value and consequently, the amount of unrealized gains and losses in our portfolio, are to a certain degree, subjective and dependent on a valuation process approved by our Board of Directors. Certain factors that may be considered in determining the fair value of our investments include external events, such as private mergers, sales and acquisitions involving comparable companies. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize on one or more of our investments. As a result, investors purchasing our common stock based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling shares during a period in which the net asset value understates the value of our investments will receive a lower price for their shares than the value of our investments might warrant.

Our financial condition and results of operations depends on our ability to effectively manage and deploy capital.

Our ability to achieve our investment objective of maximizing our portfolio’s total return by generating current income from our debt investments and capital appreciation from equity and our equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company, depends on our ability to effectively manage and deploy capital, which depends, in turn, on our investment team’s ability to identify, evaluate and monitor, and our ability to finance and invest in, companies that meet our investment criteria.

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

Even if we are able to grow and build upon our investment operations, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. The results of our operations will depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies as described herein, it could negatively impact our ability to pay dividends.

We may face increasing competition for investment opportunities.

We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds and other SBIC’s), as well as traditional financial services companies such as commercial banks and other sources of funding. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us, including from federal government agencies through federal rescue programs such as the U.S. Department of Treasury’s Financial Stability Plan (formerly known as the Troubled Asset Relief Program). In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in lower middle-market companies is underserved by traditional commercial banks and other financing sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

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

Our success depends on attracting and retaining qualified personnel in a competitive environment.

Our growth will require that we retain new investment and administrative personnel in a competitive market. Our ability to attract and retain personnel with the requisite credentials, experience and skills depends on several factors including, but not limited to, our ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities, including investment funds (such as private equity funds and mezzanine funds) and traditional financial services companies, with which we compete for experienced personnel have greater resources than we have.

The competitive environment for qualified personnel may require us to take certain measures to ensure that we are able to attract and retain experienced personnel. Such measures may include increasing the attractiveness of our overall compensation packages, altering the structure of our compensation packages through the use of additional forms of compensation, or other steps. The inability to attract and retain experienced personnel would have a material adverse effect on our business.

Our business model depends to a significant extent upon strong referral relationships, and our inability to maintain or develop these relationships, as well as the failure of these relationships to generate investment opportunities, could adversely affect our business.

We expect that members of our management team will maintain their relationships with intermediaries, financial institutions, investment bankers, commercial bankers, attorneys, accountants, consultants and other individuals within our network, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If our management team fails to maintain its existing relationships or develop new relationships with sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom members of our management team have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

We have a limited operating history as a BDC and as a RIC.

The 1940 Act imposes numerous constraints on the operations of BDCs. Prior to the completion of the IPO, we did not operate, and our management team had no experience operating, as a BDC under the 1940 Act or as a RIC under Subchapter M of the Code. As a result, we have limited operating results under these regulatory frameworks that can demonstrate either their effect on our business or our ability to manage our business under these frameworks. Our management team’s limited experience in managing a portfolio of assets under such constraints may hinder our ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us. If we do not remain a BDC, we might be regulated as a registered closed-end investment company under the 1940 Act, which would further decrease our operating flexibility.

Regulations governing our operation as a BDC will affect our ability to, and the way in which we raise additional capital.

Our business will require capital to operate and grow. We may acquire such additional capital from the following sources:

Senior Securities.  We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities. As a result of issuing senior securities, we will be exposed to additional risks, including the following:

•	Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% immediately after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we will be prohibited from issuing debt securities or preferred stock and/or borrowing money from banks or other financial institutions until such time as we satisfy this test.

•	Any amounts that we use to service our debt or make payments on preferred stock will not be available for dividends to our common stockholders.

•	It is likely that any senior securities or other indebtedness we issue will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, some of these securities or other indebtedness may be rated by rating agencies, and in obtaining a rating for such securities and other indebtedness, we may be required to abide by operating and investment guidelines that further restrict operating and financial flexibility.

•	We and, indirectly, our stockholders will bear the cost of issuing and servicing such securities and other indebtedness.

•	Preferred stock or any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock, including separate voting rights and could delay or prevent a transaction or a change in control to the detriment of the holders of our common stock.

Additional Common Stock.  We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. See “— Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock” for a discussion of proposals approved by our stockholders that permit us to issue shares of our common stock below net asset value. We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

Our wholly-owned subsidiary, the Fund, is licensed by the SBA, and therefore subject to SBIC regulations.

The Fund, our wholly-owned subsidiary, is licensed to act as a small business investment company and is regulated by the SBA. The SBA also places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. Compliance with SBIC requirements may cause the Fund to forego attractive investment opportunities that are not permitted under SBIC regulations.

Further, the SBIC regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBIC regulations. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of a licensed SBIC. If the Fund fails to comply with applicable SBIC regulations, the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable, and/or limit it from making new investments. In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the Small Business Investment Act of 1958 or any rule or regulation promulgated thereunder. Such actions by the SBA would, in turn, negatively affect us because the Fund is our wholly owned subsidiary.

Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our common stock. We, through the Fund, issue debt securities guaranteed by the SBA and sold in the capital markets. As a result of its guarantee of the debt securities, the SBA has fixed dollar claims on the assets of the Fund that are superior to the claims of our common stockholders. We may also borrow from banks and other lenders, including under the $30 million, three-year investment credit facility we entered into in October 2008. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources” for a discussion regarding the two credit facilities into which we have entered. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends. Leverage is generally considered a speculative investment technique.

As of December 31, 2008, we, through the Fund, had $55 million of outstanding indebtedness guaranteed by the SBA, which had a weighted average annualized interest cost of approximately 5.8% (exclusive of deferred financing costs). The debentures guaranteed by the SBA have a maturity of ten years and require semi-annual payments of interest. We will need to generate sufficient cash flow to make required interest payments on the debentures. If we are unable to meet the financial obligations under the debentures, the SBA, as a creditor, will have a superior claim to the assets of the Fund over our stockholders in the event we liquidate or the SBA exercises its remedies under such debentures as the result of a default by us.

Illustration.  The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Our Portfolio(1)
(net of expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	(18.0)%	(10.4)%	(2.8)%	4.8%	12.3%

(1)	Assumes $170.6 million in total assets, $55 million in debt outstanding, $112.4 million in net assets, and an average cost of funds of 5.8%. Actual interest payments may be different.

Our ability to achieve our investment objective may depend in part on our ability to achieve additional leverage on favorable terms by issuing debentures guaranteed by the SBA, through the Fund, or by borrowing from banks or insurance companies, and there can be no assurance that such additional leverage can in fact be achieved.

SBIC regulations limit the outstanding dollar amount of SBA-guaranteed debentures that may be issued by an SBIC or group of SBICs under common control.

The SBIC regulations currently limit the dollar amount of SBA-guaranteed debentures that can be issued by any one SBIC or group of SBICs under common control to $225 million. Moreover, an SBIC may not generally borrow an amount in excess of two times its regulatory capital. Because of our investment team’s affiliations with MSC II, a privately owned SBIC which commenced investment operations in January 2006, the Fund and MSC II may be deemed to be a group of affiliated SBICs under common control. Thus, the dollar amount of SBA-guaranteed debentures that can be issued collectively by the Fund and MSC II may be limited to $225 million, absent relief from the SBA. While we cannot presently predict whether or not we, through the Fund, will borrow the maximum permitted amount, if we reach the maximum dollar amount of SBA guaranteed debentures permitted, and thereafter require additional capital, our cost of capital may increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

The Fund’s current status as an SBIC does not automatically assure that it will continue to receive SBA-guaranteed debenture funding. Receipt of SBA leverage funding is dependent upon the Fund continuing to be in compliance with SBIC regulations and policies. Moreover, the amount of SBA leverage funding available to SBICs is dependent upon annual Congressional authorizations and in the future may be subject to annual Congressional appropriations. There can be no assurance that there will be sufficient debenture funding available at the times desired by the Fund.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of portfolio dividend and fee income, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

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

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code.

To maintain RIC tax treatment under the Code, we must meet the following annual distribution, source income and asset diversification requirements:

•	The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income. For more information regarding tax treatment, see “Business — Regulation — Taxation as a Regulated Investment Company.” Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and are (and may in the future become) subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

•	The source income requirement will be satisfied if we obtain at least 90% of our income for each year from distributions, interest, gains from the sale of stock or securities or similar sources.

•	The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

We may not be able to pay you dividends, our dividends may not grow over time, and a portion of dividends paid to you may be a return of capital.

We intend to pay monthly dividends to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to pay a specified level of cash dividends, previously projected dividends for future periods, or year-to-year increases in cash dividends. Our ability to pay dividends might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay dividends. All dividends will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, the Fund’s compliance with applicable SBIC regulations and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will pay dividends to our stockholders in the future.

When we make monthly distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings, recognized capital gains or capital. To the extent there is a return of capital, investors will be required to reduce their basis in our stock for federal tax purposes. In the future, our distributions may include a return of capital.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the origination of a loan or possibly in other circumstances, or contractual payment-in-kind, or PIK, interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discounts or increases in loan balances as a result of contractual PIK arrangements will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash. Approximately 2.7% of our total investment income for the year ended December 31, 2008 was attributable to paid in kind interest.

Since, in certain cases, we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the annual distribution requirement necessary to maintain RIC tax treatment under the Code. Accordingly, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax. For additional discussion regarding the tax implications of a RIC, please see “Business — Regulation — Taxation as a Regulated Investment Company.”

We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

We may distribute taxable dividends that are payable in part in our stock. Under a recently issued IRS revenue procedure, up to 90% of any such taxable dividend for 2009 could be payable in our stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

The Fund, as an SBIC, may be unable to make distributions to us that will enable us to meet or maintain RIC status, which could result in the imposition of an entity-level tax.

In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level taxes, we will be required to distribute substantially all of our net ordinary income and net capital gain income, including income from certain of our subsidiaries, which includes the income from the Fund. We will be partially dependent on the Fund for cash distributions to enable us to meet the RIC distribution requirements. The Fund may be limited by the Small Business Investment Act of 1958, and SBIC regulations governing SBICs, from making certain distributions to us that may be necessary to enable us to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for the Fund to make certain distributions to maintain our eligibility for RIC status. We cannot assure you that the SBA will grant such waiver and if the Fund is unable to obtain a waiver, compliance with the SBIC regulations may result in loss of RIC tax treatment and a consequent imposition of an entity-level tax on us.

Because we intend to distribute substantially all of our income to our stockholders to maintain our status as a RIC, we will continue to need additional capital to finance our growth, and regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital.

In order to satisfy the requirements applicable to a RIC and to minimize corporate-level taxes, we intend to distribute to our stockholders substantially all of our net ordinary income and net capital gain income. We may carry forward excess undistributed taxable income into the next year, net of the 4% excise tax. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income. As a BDC, we generally are required to meet an asset coverage ratio, as defined in the 1940 Act, of at least 200% immediately after each issuance of senior securities. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so.

While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. In addition, as a BDC, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value could decline.

Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock.

At our 2008 annual meeting of stockholders, our stockholders approved two proposals designed to allow us to access the capital markets in ways that we were previously unable to as a result of restrictions that, absent stockholder approval, apply to BDCs under the 1940 Act. Specifically, our stockholders approved proposals that (1) authorize us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for a period of one year ending on the earlier of June 26, 2009 or the date of our 2009 annual meeting of stockholders and (2) authorize us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock or securities to subscribe to, convert to, or purchase shares of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders’ best interests.

If we were to sell shares of our common stock below net asset value per share, such sales would result in an immediate dilution to the net asset value per share. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. In addition, if we issue securities to subscribe to, convert to or purchase shares of common stock, the exercise or conversion of such securities would increase the number of outstanding shares of our common stock. Any such exercise would be dilutive on the voting power of existing stockholders, and could be dilutive with regard to dividends and our net asset value, and other economic aspects of the common stock.

Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted; however, the example below illustrates the effect of dilution to existing stockholders resulting from the sale of common stock at prices below the net asset value of such shares.

Illustration: Example of Dilutive Effect of the Issuance of Shares Below Net Asset Value.  Assume that Company XYZ has 1,000,000 total shares outstanding, $15,000,000 in total assets and $5,000,000 in total liabilities. The net asset value per share of the common stock of Company XYZ is $10.00. The following table illustrates the reduction to net asset value, or NAV, and the dilution experienced by Stockholder A following the sale of 40,000 shares of the common stock of Company XYZ at $9.50 per share, a price below its NAV per share.

	Prior to Sale	Following Sale		Percentage
	Below NAV	Below NAV		Change

Reduction to NAV
Total Shares Outstanding	1,000,000	1,040,000		4.0%
NAV per share	$10.00	$9.98		(0.2)%
Dilution to Existing Stockholder
Shares Held by Stockholder A	10,000	10,000	(1)	0.0%
Percentage Held by Stockholder A	1.00%	0.96%		(3.8)%
Total Interest of Stockholder A in NAV	$100,000	$99,808		(0.2)%

(1)	Assumes that Stockholder A does not purchase additional shares in the sale of shares below NAV.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We, the Fund, and our portfolio companies are subject to applicable local, state and federal laws and regulations, including, without limitation, federal immigration laws and regulations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. In addition, any change to the SBA’s current debenture SBIC program could have a significant impact on our ability to obtain lower-cost leverage, through the Fund, and therefore, our ability to compete with other finance companies.

Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth herein and may result in our investment focus shifting from the areas of expertise of our investment team to other types of investments in which our investment team may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

Terrorist attacks, acts of war or natural disasters may affect any market for our common stock, impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.

RISKS RELATED TO OUR INVESTMENTS

Our investments in portfolio companies involve higher levels of risk, and we could lose all or part of our investment.

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

•	may have shorter operating histories, narrower product lines, smaller market shares and/or significant customer concentrations than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•	are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•	generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and

•	generally have less publicly available information about their businesses, operations and financial condition. We are required to rely on the ability of our management team and investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and may lose all or part of our investment.

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

Even though we may have structured certain of our investments as secured loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, and based upon principles of equitable subordination as defined by existing case law, a bankruptcy court could subordinate all or a portion of our claim to that of other creditors and transfer any lien securing such subordinated claim to the bankruptcy estate. The principles of equitable subordination defined by case law have generally indicated that a claim may be subordinated only if its holder is guilty of misconduct or where the senior loan is re-characterized as an equity investment and the senior lender has actually provided significant managerial assistance to the bankrupt debtor. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance or actions to compel and collect payments from the borrower outside the ordinary course of business.

Second priority liens on collateral securing loans that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain loans that we make are secured by a second priority security interest in the same collateral pledged by a portfolio company to secure senior debt owed by the portfolio company to commercial banks or other traditional lenders. Often the senior lender has procured covenants from the portfolio company prohibiting the incurrence of additional secured debt without the senior lender’s consent. Prior to and as a condition of permitting the portfolio company to borrow money from us secured by the same collateral pledged to the senior lender, the senior lender will require assurances that it will control the disposition of any collateral in the event of bankruptcy or other default. In many such cases, the senior lender will require us to enter into an “intercreditor agreement” prior to permitting the portfolio company to borrow from us. Typically the intercreditor agreements we are requested to execute expressly subordinate our debt instruments to those held by the senior lender and further provide that the senior lender shall control: (1) the commencement of foreclosure or other proceedings to liquidate and collect on the collateral; (2) the nature, timing and conduct of foreclosure or other collection proceedings; (3) the amendment of any collateral document; (4) the release of the security interests in respect of any collateral; and (5) the waiver of defaults under any security agreement. Because of the control we may cede to senior lenders under intercreditor agreements we may enter, we may be unable to realize the proceeds of any collateral securing some of our loans.

Finally, the value of the collateral securing our debt investment will ultimately depend on market and economic conditions, the availability of buyers and other factors. Therefore, there can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by our first or second priority liens. There is also a risk that such collateral securing our investments will decrease in value over time, will be difficult to sell in a timely manner, will be difficult to appraise and will fluctuate in value based upon the success of the portfolio company and market conditions. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by our second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Although we seek to maintain a diversified portfolio in accordance with our business strategies, to the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our RIC asset diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

We generally will not control our portfolio companies.

We do not, and do not expect to, control the decision making in many of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest will make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, will take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that would decrease the value of our portfolio holdings.

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

Any unrealized losses we experience on our loan portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Board of Directors. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized losses in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.

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

Some of our debt investments will bear interest at variable rates and the interest income from these investments could be negatively affected by decreases in market interest rates. In addition, an increase in interest rates would make it more expensive to use debt to finance our investments. As a result, a significant increase in market interest rates could increase our cost of capital, which would reduce our net investment income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividend rate, a situation which could reduce the value of our common stock. Conversely, a decrease in interest rates may have an adverse impact on our returns by requiring us to seek lower yields on our debt investments and by increasing the risk that our portfolio companies will prepay our debt investments, resulting in the need to redeploy capital at potentially lower rates. A decrease in market interest rates may also adversely impact our returns on idle funds, which would reduce our net investment income.

We may not realize gains from our equity investments.

Certain investments that we have made in the past and may make in the future include warrants or other equity securities. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. Investments in preferred securities involve special risks, such as the risk of deferred distributions, credit risk, illiquidity and limited voting rights. In addition, we may from time to time make non-control, equity investments in portfolio companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We often seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these puts rights for the consideration provided in our investment documents if the issuer is in financial distress.

RISKS RELATING TO OUR COMMON STOCK

Shares of closed-end investment companies, including BDCs, may trade at a discount to their net asset value.

Shares of closed-end investment companies, including BDCs, may trade at a discount from net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value. In addition, if our common stock trades below net asset value, we will generally not be able to issue additional common stock at the market price unless our stockholders approve such a sale and our Board of Directors makes certain determinations. See “Risk Factors — Risks Relating to Our Business and Structure — Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock” for a discussion of proposals approved by our stockholders that permit us to issue shares of our common stock below net asset value.

We may be unable to invest a significant portion of the net proceeds from an offering on acceptable terms, which could harm our financial condition and operating results.

Delays in investing the net proceeds raised in an offering may cause our performance to be worse than that of other fully invested BDCs or other lenders or investors pursuing comparable investment strategies. We cannot assure you that we will be able to identify any investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of any offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

We anticipate that, depending on market conditions and the amount of any particular offering, it may take us a substantial period of time to invest substantially all of the net proceeds of any offering in securities meeting our investment objective. During this period, we will invest the net proceeds of any offering primarily in cash, cash equivalents, U.S. government securities and high-quality debt instruments, which may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. As a result, any distributions that we pay during such period may be substantially lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective. In addition, until such time as the net proceeds of any offering are invested in securities meeting our investment objective, the market price for our common stock may decline. Thus, the initial return on your investment may be lower than when, if ever, our portfolio is fully invested in securities meeting our investment objective.

Investing in our common stock may involve an above average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies involve higher levels of risk, and therefore, an investment in our shares may not be suitable for someone with lower risk tolerance.

The market price of our common stock may be volatile and fluctuate significantly.

Fluctuations in the trading prices of our shares may adversely affect the liquidity of the trading market for our shares and, if we seek to raise capital through future equity financings, our ability to raise such equity capital. The market price and liquidity of the market for our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs, BDCs or SBICs;

•	inability to obtain any exemptive relief that may be required by us in the future from the SEC;

•	loss of our BDC or RIC status or the Fund’s status as an SBIC;

•	changes in our earnings or variations in our operating results;

•	changes in the value of our portfolio of investments;

•	any shortfall in our investment income or net investment income or any increase in losses from levels expected by investors or securities analysts;

•	loss of a major funding source;

•	fluctuations in interest rates;

•	the operating performance of companies comparable to us;

•	departure of our key personnel;

•	global or national credit market changes; and

•	general economic trends and other external factors.

Provisions of the Maryland General Corporation Law and our articles of incorporation and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The Maryland General Corporation Law and our articles of incorporation and bylaws contain provisions that may have the effect of discouraging, delaying or making difficult a change in control of our company or the removal of our incumbent directors. The existence of these provisions, among others, may have a negative impact on the price of our common stock and may discourage third-party bids for ownership of our company. These provisions may prevent any premiums being offered to you for our common stock.

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

During the fourth quarter of 2008, there were no matters submitted to a vote of our security holders through the solicitation of proxies or otherwise.

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

	High	Low

Fiscal year 2008
Fourth quarter	$11.95	$8.82
Third quarter	$14.40	$11.38
Second quarter	$14.40	$10.90
First quarter	$14.10	$12.75
Fiscal year 2007
Fourth quarter (from October 5, 2007)	$15.02	$13.60

On March 11, 2009, the last sale price of our common stock on the NASDAQ Global Market was $9.69 per share, and there were approximately 119 holders of record of the common stock which did not include shareholders for whom shares are held in “nominee” or “street name.”

DIVIDENDS

Since our IPO we have paid quarterly dividends, but in the fourth quarter of 2008 we began paying, and we intend to continue paying, monthly dividends to our stockholders. Our monthly dividends, if any, will be determined by our Board of Directors on a quarterly basis.

The following table summarizes our dividends declared to date:

Date Declared	Record Date	Payment Date	Amount(1)

Fiscal year 2009
December 3, 2008	February 20, 2009	March 16, 2009	$0.125
December 3, 2008	January 22, 2009	February 16, 2009	$0.125
December 3, 2008	December 19, 2008	January 15, 2009	$0.125	(2)

Total			$0.375

Fiscal year 2008
September 3, 2008	November 19, 2008	December 15, 2008	$0.125
September 3, 2008	October 17, 2008	November 14, 2008	$0.125
September 3, 2008	September 18, 2008	October 15, 2008	$0.125
July 31, 2008	August 14, 2008	September 12, 2008	$0.36
May 1, 2008	May 12, 2008	June 12, 2008	$0.35
February 6, 2008	February 15, 2008	March 21, 2008	$0.34

Total			$1.425	(2)

Fiscal year 2007
November 5, 2007	November 16, 2007	November 30, 2007	$0.33	(3)

(1)	The determination of the tax attributes of Main Street’s distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the 15% maximum tax rate on dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations.

(2)	These dividends attributable to fiscal year 2008 were comprised of ordinary income of $0.95 per share and long term capital gain of $0.60 per share and included dividends declared during fiscal year 2008 and dividends declared and accrued as of December 31, 2008 and paid on January 15, 2009, pursuant to the Code.

(3)	This quarterly dividend attributable to fiscal year 2007 was comprised of ordinary income of $0.105 per share and long term capital gain of $0.225 per share.

To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income and capital gain net income for each calendar year, and (2) any income recognized, but not distributed, in preceding years (the “Excise Tax Avoidance Requirement”). Dividends declared and paid by us in a year will generally differ from taxable income for that year, as such dividends may include the distribution of current year taxable income, less amounts carried over into the following year, and the distribution of prior year taxable income carried over into and distributed in the current year. For amounts we carry over into the following year, we will be required to pay a 4% excise tax based on 98% of our annual taxable income in excess of distributions for the year. We may retain for investment some or all of our net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they had received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. In general, our stockholders also would be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable shares of the tax we paid on the capital gains deemed distributed to them. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

Pursuant to a recent revenue procedure issued by the Internal Revenue Service, or the IRS, the IRS has indicated that it will treat distributions from certain publicly traded RICs (including business development companies) that are paid part in cash and part in stock as dividends that would satisfy the RIC’s annual distribution requirements. In order to qualify for such treatment, the revenue procedure requires that at least 10% of the total distribution be paid in cash and that each stockholder have a right to elect to receive its entire distribution in cash. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a proportionate share of the cash to be distributed (although no stockholder electing to receive cash may receive less than 10% of such stockholder’s distribution in cash). This revenue procedure applies to distributions made with respect to taxable years ending prior to January 1, 2010.

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

SALES OF UNREGISTERED SECURITIES

During 2008, we issued a total of 15,820 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of our common stock issued under the dividend reinvestment plan during 2008 was approximately $213,729.

PURCHASES OF EQUITY SECURITIES

On November 13, 2008, we announced that our Board of Directors authorized our officers, in their discretion and subject to compliance with the 1940 Act and other applicable law, to purchase on the open market or in privately negotiated transactions, an amount up to $5 million of the outstanding shares of our common stock at prices per share not to exceed our last reported net asset value per share. The share repurchase program is authorized to be in effect through the earlier of December 31, 2009 or such time as the approved $5 million repurchase amount has been fully utilized. We can not assure you the extent that we will conduct open market purchases, and to the extent we do conduct open market purchases, we may terminate them at any time. As of December 31, 2008, we had purchased 34,700 shares of our common stock for $331,006 in the open market pursuant to the program. The following chart summarizes repurchases of our common stock under the stock repurchase program through December 31, 2008.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased	Shares that May
			as Part of Publicly	Yet be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans or
Period	Shares Purchased	per Share	or Programs	Programs

October 1, 2008 through October 31, 2008	—	$—	—
November 1, 2008 through November 30, 2008	8,500	$9.29	8,500
December 1, 2008 through December 31, 2008	26,200	$9.62	26,200

Total	34,700	$9.54	34,700	$4,668,994

STOCK PERFORMANCE GRAPH

The following graph compares the stockholder return on our common stock from October 5, 2007 to December 31, 2008 with the Russell 2000 Index and the Main Street Peer Group index. This comparison assumes $100.00 was invested on October 5, 2007 (the date our common stock began to trade on the NASDAQ Global Select Market in connection with our initial public offering) in our common stock and in the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

COMPARISON OF STOCKHOLDER RETURN(1)
Among Main Street Capital Corporation, the Russell 2000 Index
and Main Street Peer Group
(For the Period October 5, 2007 to December 31, 2008)

(1)	Total return includes reinvestment of dividends through December 31, 2008.

(2)	The Main Street Peer Group index is composed of Triangle Capital Corporation, Prospect Capital Corporation, TICC Capital Corp., Kohlberg Capital Corporation and Patriot Capital Funding, Inc.

Item 6.	Selected Financial Data

The selected financial and other data below reflects the combined operations of the Fund and the General Partner for the years ended December 31, 2004, 2005 and 2006 and the consolidated operations of Main Street and its subsidiaries for the years ended December 31, 2007 and 2008. The selected financial data at December 31, 2005, 2006, 2007 and 2008 and for the years ended December 31, 2004, 2005, 2006, 2007 and 2008, have been derived from combined/consolidated financial statements that have been audited by Grant Thornton LLP, an independent registered public accounting firm. The selected financial data at December 31, 2004 has been derived from unaudited combined financial statements. You should read this selected financial and other data in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2004	2005	2006	2007	2008
	(Dollars in thousands)

Statement of operations data:
Investment income:
Total interest, fee and dividend income	$4,452	$7,338	$9,013	$11,312	$15,967
Interest from idle funds and other	9	222	749	1,163	1,328

Total investment income	4,461	7,560	9,762	12,475	17,295

Expenses:
Interest	(869)	(2,064)	(2,717)	(3,246)	(3,778)
General and administrative	(184)	(197)	(198)	(512)	(1,684)
Expenses reimbursed to Investment Manager	—	—	—	—	(1,007)
Share-based compensation	—	—	—	—	(511)
Management fees to affiliate	(1,916)	(1,929)	(1,942)	(1,500)	—
Professional costs related to initial public offering	—	—	—	(695)	—

Total expenses	(2,969)	(4,190)	(4,857)	(5,953)	(6,980)

Net investment income	1,492	3,370	4,905	6,522	10,315
Total net realized gain from investments	1,171	1,488	2,430	4,692	1,398

Net realized income	2,663	4,858	7,335	11,214	11,713
Total net change in unrealized appreciation (depreciation) from investments	1,764	3,032	8,488	(5,406)	(3,961)
Income tax benefit (provision)	—	—	—	(3,263)	3,182

Net increase in net assets resulting from operations	$4,427	$7,890	$15,823	$2,545	$10,934

Net investment income per share — basic and diluted	N/A	N/A	N/A	$0.76	$1.15
Net realized income per share — basic and diluted	N/A	N/A	N/A	$1.31	$1.31
Net increase in net assets resulting from operations per share — basic and diluted	N/A	N/A	N/A	$0.30	$1.22
Weighted average shares outstanding — basic	N/A	N/A	N/A	8,587,701	8,967,383
Weighted average shares outstanding — diluted	N/A	N/A	N/A	8,587,701	8,971,064

	As of December 31,
	2004	2005	2006	2007	2008
	(Unaudited)
	(Dollars in thousands)

Balance sheet data:
Assets:
Total portfolio investments at fair value	$37,972	$51,192	$73,711	$105,650	$127,007
Idle funds investments	—	—	—	24,063	4,390
Cash and cash equivalents	796	26,261	13,769	41,889	35,375
Deferred tax asset	—	—	—	—	1,121
Other assets	262	439	630	1,576	1,101
Deferred financing costs, net of accumulated amortization	984	1,442	1,333	1,670	1,635

Total assets	$40,014	$79,334	$89,443	$174,848	$170,629

Liabilities and net assets:
SBIC debentures	$22,000	$45,100	$45,100	$55,000	$55,000
Deferred tax liability	—	—	—	3,026	—
Interest payable	354	771	855	1,063	1,108
Accounts payable and other liabilities	422	194	216	610	2,165

Total liabilities	22,776	46,065	46,171	59,699	58,273
Total net assets	17,238	33,269	43,272	115,149	112,356

Total liabilities and net assets	$40,014	$79,334	$89,443	$174,848	$170,629

Other data:
Weighted average effective yield on debt investments(1)	15.3%	15.3%	15.0%	14.3%	14.0%
Number of portfolio companies(3)	14	19	24	27	31
Expense ratios (as percentage of average net assets):
Operating expenses(2)	13.7%	9.0%	5.5%	4.8%	2.8%
Interest expense	5.7%	8.8%	7.0%	5.7%	3.3%

(1)	Weighted-average effective yield is calculated based on our debt investments at the end of each period and includes amortization of deferred debt origination fees and accretion of original issue discount, but excludes debt investments with non-accrual status.

(2)	The ratio for the year ended December 31, 2007 reflects the impact of professional costs related to the Offering. These costs were 25.7% of operating expenses for the year.

(3)	Excludes the investment in affiliated Investment Manager, as referenced in “Formation Transactions” and in the notes to the financial statements elsewhere in this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

ORGANIZATION

Main Street Capital Corporation (“MSCC”) was formed on March 9, 2007 for the purpose of (i) acquiring 100% of the equity interests of Main Street Mezzanine Fund, LP (the “Fund”) and its general partner, Main Street Mezzanine Management, LLC (the “General Partner”), (ii) acquiring 100% of the equity interests of Main Street Capital Partners, LLC (the “Investment Manager”), (iii) raising capital in an initial public offering, which was completed in October 2007 (the “IPO”), and (iv) thereafter operating as an internally managed business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The transactions discussed above were consummated in October 2007 and are collectively termed the “Formation Transactions.” Immediately following the Formation Transactions, Main Street Equity Interests, Inc. (“MSEI”) was formed as a wholly owned consolidated subsidiary of MSCC. MSEI has elected for tax purposes to be treated as a taxable entity and is taxed at normal corporate tax rates based on its taxable income. Unless otherwise noted or the context otherwise indicates, the terms “we,” “us,” “our” and “Main Street” refer to the Fund and the General Partner prior to the IPO and to MSCC and its subsidiaries, including the Fund and the General Partner, subsequent to the IPO.

OVERVIEW

We are a principal investment firm focused on providing customized debt and equity financing to lower middle-market companies, which we generally define as companies with annual revenues between $10 and $100 million that operate in diverse industries. We invest primarily in secured debt instruments, equity investments, warrants and other securities of lower middle-market companies based in the United States. Our principal investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. Our investments generally range in size from $2 million to $15 million.

Our investments are made through both MSCC and the Fund. Since the IPO, MSCC and the Fund have co-invested in substantially every investment we have made. MSCC and the Fund share the same investment strategies and criteria in the lower middle-market, although they are subject to different regulatory regimes. See “Business — Regulation.” An investor’s return in MSCC will depend, in part, on the Fund’s investment returns as the Fund is a wholly owned subsidiary of MSCC.

We seek to fill the current financing gap for lower middle-market businesses, which, historically, have had limited access to financing from commercial banks and other traditional sources. Given the current credit environment, we believe the limited access to financing for lower middle market companies is even more pronounced. The underserved nature of the lower middle market creates the opportunity for us to meet the financing needs of lower middle-market companies while also negotiating favorable transaction terms and equity participations. Our ability to invest across a company’s capital structure, from senior secured loans to equity securities, allows us to offer portfolio companies a comprehensive suite of financing solutions, or “one stop” financing. Providing customized, “one stop” financing solutions has become even more relevant to our portfolio companies in the current credit environment. We generally seek to partner directly with entrepreneurs, management teams and business owners in making our investments. Main Street believes that its core investment strategy has a lower correlation to the broader debt and equity markets.

Due to the uncertainties in the current economic environment and our desire to maintain adequate liquidity, we intend to be very selective in our near term portfolio growth. However, we anticipate that our net investment income will continue to grow as we deploy our existing lower yield cash and cash equivalents into higher yielding portfolio investments. During 2008, we paid approximately $1.425 per share in dividends. In September 2008, we declared monthly dividends for the fourth quarter of 2008 totaling $0.375 per share representing a 13.6% increase from the dividends paid in the fourth quarter of 2007. In December 2008, we declared monthly dividends for the first quarter of 2009 totaling $0.375 per share representing a 10.3% increase from the dividends paid in the first quarter of 2008. For tax purposes, the monthly dividend paid in January 2009 was applied against the 2008 taxable income distribution requirements since it was declared and accrued prior to December 31, 2008. Excluding the impact for the tax treatment of the January 2009 dividend, we estimate that we generated undistributed taxable income (or “spillover income”) of approximately $4 million, or $0.44 per share, during 2008 that will be carried forward toward distributions paid in 2009. For the 2009 calendar year, we estimate that we will pay dividends in the range of $1.50 to $1.65 per share representing an increase of 5.3% to 15.8% over the total dividends per share paid during calendar year 2008. The estimated range for total 2009 dividends is based upon projections of 2009 taxable income, anticipated 2009 portfolio activity, and the $4 million of 2008 spillover income which will be utilized to pay dividends during 2009. We will continue to pay dividends on a monthly basis during 2009 and will continue to provide quarterly updates related to our 2009 dividend guidance.

At December 31, 2008, we had $39.8 million in cash and cash equivalents plus idle funds investments. During October 2008, we closed a $30 million multi-year investment line of credit. Due to our existing and available cash and other resources, we expect to have sufficient cash resources to support our investment and operational activities throughout all of 2009 and well into 2010. However, this projection will be impacted by, among other things, the pace of new and follow on investments, investment redemptions, the level of cash flow from operations and cash flow from realized gains, and the level of dividends paid in cash.

The recently enacted American Recovery and Reinvestment Act of 2009 (the “2009 Stimulus Bill”) contains several provisions applicable to Small Business Investment Company (“SBIC”) funds, including the Fund, our wholly owned subsidiary. One of the key SBIC-related provisions included in the 2009 Stimulus Bill increases the maximum amount of combined SBIC leverage (or SBIC leverage cap) to $225 million for affiliated SBIC funds. The prior maximum amount of SBIC leverage available to affiliated SBIC funds was approximately $137 million, as adjusted annually based upon changes in the Consumer Price Index. Due to the increase in the maximum amount of SBIC leverage available, we will now have access to incremental SBIC leverage to support our future investment activities. Since the increase in the SBIC leverage cap applies to affiliated SBIC funds, we will allocate such increased borrowing capacity between our wholly owned SBIC subsidiary and Main Street Capital II, LP (“MSC II”), an independently owned SBIC that is managed by Main Street and therefore deemed to be affiliated for SBIC regulatory purposes. It is currently estimated that at least $55 million to $60 million of additional SBIC leverage is now accessible by Main Street for future investment activities, subject to the required capitalization of our wholly owned SBIC subsidiary.

In our view, the SBIC leverage, including the increased capacity, remains a strategic advantage due to its long-term, flexible structure and a very low fixed cost. The SBIC leverage also provides proper matching of duration and cost compared with our portfolio debt investments. The weighted average duration of our portfolio debt investments is 3.5 years compared to a weighted average duration of over 6 years for our SBIC leverage. This duration on our SBIC leverage does not consider the opportunity to revolve or refinance our existing SBIC leverage into new 10-year tranches upon contractual maturity. Approximately 85% of portfolio debt investments bear interest at fixed rates which is also appropriately matched by the long-term, low cost fixed rates available through our SBIC leverage. In addition, we believe the embedded value of our SBIC leverage would be significant if we had adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) relating to accounting for debt obligations at their fair value.

CRITICAL ACCOUNTING POLICIES

Basis of Presentation

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For the years ended December 31, 2008 and 2007, the consolidated financial statements of Main Street include the accounts of MSCC, the Fund, MSEI and the General Partner. The Investment Manager is accounted for as a portfolio investment. The Formation Transactions involved an exchange of equity interests between companies under common control. In accordance with the guidance on exchanges of equity interests between entities under common control contained in SFAS No. 141, Business Combinations (“SFAS 141”), Main Street’s results of operations and cash flows for the year ended December 31, 2007 are presented as if the Formation Transactions had occurred as of January 1, 2007. Main Street’s results of operations for the years ended December 31, 2008 and 2007, cash flows for the years ended December 31, 2008 and 2007 and financial positions as of December 31, 2008 and 2007 are presented on a consolidated basis. In addition, the results of Main Street’s operations and its cash flows for the year ended December 31, 2006 have been presented on a combined basis in order to provide comparative information with respect to prior periods. The effects of all intercompany transactions between Main Street and its subsidiaries have been eliminated in consolidation. As a result of adopting the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), in the first quarter of 2008, certain reclassifications have been made to prior period balances to conform with the current financial statement presentation.

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

Portfolio Investment Valuation

The most significant estimate inherent in the preparation of our financial statements is the valuation of our portfolio investments and the related amounts of unrealized appreciation and depreciation. As of December 31, 2008 and December 31, 2007, approximately 74% and 60%, respectively, of our total assets represented investments in portfolio companies valued at fair value (including the investment in the Investment Manager). We are required to report our investments at fair value. We adopted the provisions of SFAS 157 in the first quarter of 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. With the adoption of this statement, we incorporated the income approach to estimate the fair value of our debt investments principally using a yield-to-maturity model, resulting in the recognition of $0.7 million in unrealized appreciation from ten debt investments upon adoption.

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

For valuation purposes, control investments are composed of equity and debt securities for which we have a controlling interest in the portfolio company or have the ability to nominate a majority of the portfolio company’s board of directors. Market quotations are generally not readily available for our control investments. As a result, we determine the fair value of these investments using a combination of market and income approaches. Under the market approach, we will typically use the enterprise value methodology to determine the fair value of these investments. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, we analyze various factors, including the portfolio company’s historical and projected financial results. We allocate the enterprise value to investments in order of the legal priority of the investments. We will also use the income approach to determine the fair value of these securities, based on projections of the discounted future free cash flows that the portfolio company or the debt security will likely generate. The valuation approaches for our control investments estimate the value of the investment if we were to sell, or exit, the investment, assuming the highest and best use of the investment by market participants. In addition, these valuation approaches consider the value associated with our ability to control the capital structure of the portfolio company, as well as the timing of a potential exit.

For valuation purposes, non-control investments are composed of debt and equity securities for which we do not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company’s board of directors. Market quotations for our non-control investments are not readily available. For our non-control investments, we use the market approach to value our equity investments and the income approach to value our debt instruments. For non-control debt investments, we determine the fair value primarily using a yield approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Our estimate of the expected repayment date of a debt security is generally the legal maturity date of the instrument, as we generally intend to hold our loans to maturity. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. We will use the value determined by the yield analysis as the fair value for that security; however, because of our general intent to hold our loans to maturity, the fair value will not exceed the face amount of the debt security. A change in the assumptions that we use to estimate the fair value of our debt securities using the yield analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or a debt security is in workout status, we may consider other factors in determining the fair value of a debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis.

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

Income Taxes

MSCC has elected and intends to qualify for the tax treatment applicable to a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and, among other things, intends to make the required distributions to our stockholders as specified therein. As a RIC, we generally will not pay corporate-level federal income taxes on any net ordinary income or capital gains that we distribute to our stockholders as dividends. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income.

MSCC’s wholly owned subsidiary, MSEI, is a taxable entity which holds certain of our portfolio investments. MSEI is consolidated with Main Street for U.S. GAAP reporting purposes, and the portfolio investments held by MSEI are included in our consolidated financial statements. The principal purpose of MSEI is to permit us to hold equity investments in portfolio companies which are “pass through” entities for tax purposes in order to comply with the “source income” requirements contained in the RIC tax provisions. MSEI is not consolidated with Main Street for income tax purposes and may generate income tax expense as a result of MSEI’s ownership of certain portfolio investments. This income tax expense, if any, is reflected in our consolidated statement of operations.

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

The Investment Manager is a wholly owned subsidiary of MSCC. However, the Investment Manager is accounted for as a portfolio investment of Main Street, since it is not an investment company and since it conducts a significant portion of its investment management activities outside of MSCC and its subsidiaries. To allow for more relevant disclosure of our “core” investment portfolio, our investment in the Investment Manager has been excluded from the tables and amounts set forth below.

Summaries of the composition of our core investment portfolio at cost and fair value as a percentage of total portfolio investments are shown in the following table:

Cost:	December 31, 2008	December 31, 2007

First lien debt	76.2%	81.5%
Equity	11.0%	10.7%
Second lien debt	7.4%	6.1%
Equity warrants	5.4%	1.7%

	100.0%	100.0%

Fair Value:	December 31, 2008	December 31, 2007

First lien debt	67.0%	70.1%
Equity	15.7%	18.6%
Equity warrants	10.2%	8.0%
Second lien debt	7.1%	3.3%

	100.0%	100.0%

The following table shows the core investment portfolio composition by geographic region of the United States at cost and fair value as a percentage of total portfolio investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company:

Cost:	December 31, 2008	December 31, 2007

Southwest	50.2%	31.9%
West	36.3%	37.1%
Southeast	5.1%	11.4%
Midwest	4.7%	5.8%
Northeast	3.7%	13.8%

	100.0%	100.0%

Fair Value:	December 31, 2008	December 31, 2007

Southwest	56.0%	41.2%
West	31.1%	32.9%
Midwest	5.1%	6.5%
Southeast	4.1%	10.3%
Northeast	3.7%	9.1%

	100.0%	100.0%

Main Street’s portfolio investments are generally in lower middle-market companies conducting business in a variety of industries. Set forth below are tables showing the composition of Main Street’s core investment portfolio by industry at cost and fair value as of December 31, 2008 and 2007:

Cost:	December 31, 2008	December 31, 2007

Industrial equipment	12.0%	6.6%
Precast concrete manufacturing	11.3%	—
Custom wood products	9.3%	8.4%
Agricultural services	8.3%	11.6%
Electronics manufacturing	7.6%	9.5%
Transportation/Logistics	6.6%	6.7%
Retail	6.5%	3.3%
Restaurant	6.1%	3.4%
Health care products	5.8%	4.2%
Mining and minerals	4.8%	9.1%
Manufacturing	4.7%	12.0%
Health care services	4.2%	5.9%
Professional services	4.1%	3.3%
Metal fabrication	3.4%	4.6%
Equipment rental	2.1%	2.6%
Infrastructure products	1.7%	2.4%
Information services	0.9%	1.2%
Industrial services	0.5%	0.4%
Distribution	0.1%	2.2%
Consumer products	—	2.6%

	100.0%	100.0%

Fair Value:	December 31, 2008	December 31, 2007

Precast concrete manufacturing	13.7%	—
Industrial equipment	10.2%	6.0%
Agricultural services	8.1%	10.5%
Electronics manufacturing	7.7%	9.6%
Retail	7.0%	3.4%
Custom wood products	6.8%	7.5%
Restaurant	6.7%	4.5%
Transportation/Logistics	6.5%	6.6%
Health care services	6.1%	6.0%
Health care products	5.8%	4.1%
Professional services	5.4%	4.1%
Manufacturing	5.1%	9.5%
Metal fabrication	4.3%	4.2%
Industrial services	2.8%	2.9%
Equipment rental	2.0%	2.4%
Information services	0.9%	1.2%
Infrastructure products	0.5%	2.2%
Distribution	0.4%	2.4%
Mining and minerals	—	12.9%

	100.0%	100.0%

Our core investment portfolio carries a number of risks including, but not limited to: (1) investing in lower middle-market companies which have a limited operating history and financial resources; (2) holding investments that are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment grade debt and equity investments in private, smaller companies.

PORTFOLIO ASSET QUALITY

We utilize an internally developed investment rating system for our entire portfolio of investments. Investment Rating 1 represents a portfolio company that is performing in a manner which significantly exceeds our original expectations and projections. Investment Rating 2 represents a portfolio company that is performing above our original expectations. Investment Rating 3 represents a portfolio company that is generally performing in accordance with our original expectations. Investment Rating 4 represents a portfolio company that is underperforming our original expectations. Investments with such a rating require increased Main Street monitoring and scrutiny. Investment Rating 5 represents a portfolio company that is significantly underperforming. Investments with such a rating require heightened levels of Main Street monitoring and scrutiny and involve the recognition of unrealized depreciation on such investment.

The following table shows the distribution of our investments on our 1 to 5 investment rating scale at fair value as of December 31, 2008 and 2007 (excluding Main Street’s investment in the Investment Manager):

	December 31, 2008		December 31, 2007
	Investments at	Percentage of	Investments at	Percentage of
Investment Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
	(Dollars in thousands)

1	$27,523	24.9%	$24,619	28.0%
2	23,150	21.0%	35,068	39.8%
3	53,123	48.1%	24,034	27.3%
4	6,035	5.5%	—	0.0%
5	500	0.5%	4,304	4.9%

Totals	$110,331	100.0%	$88,025	100.0%

Based upon our investment rating system, the weighted average rating of our portfolio as of December 31, 2008 and 2007 was approximately 2.4 and 2.2 respectively. As of December 31, 2008 and 2007, we had one debt investment in each period representing 0.5% and 3.1%, respectively, of total portfolio fair value (excluding Main Street’s investment in the Investment Manager) which was on non-accrual status.

In the event that the United States economy remains in a prolonged period of weakness, it is possible that the financial results of small- to mid-sized companies, like those in which we invest, could experience deterioration, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in defaults. In addition, the end markets for certain of our portfolio companies’ products and services have experienced, and continue to experience, negative economic trends. We are seeing somewhat reduced operating results at several portfolio companies due to the general economic difficulties. We expect the trend of reduced operating results to continue throughout 2009. Consequently, we can provide no assurance that the performance of certain of our portfolio companies will not be negatively impacted by these economic or other conditions which could have a negative impact on our future results.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Comparison of years ended December 31, 2008 and December 31, 2007

	Years Ended December 31,		Net Change
	2008	2007	Amount	%
	(Dollars in millions)

Total investment income	$17.3	$12.5	$4.8	39%
Total expenses	(7.0)	(6.0)	(1.0)	17%

Net investment income	10.3	6.5	3.8	58%
Total net realized gain from investments	1.4	4.7	(3.3)	(70)%

Net realized income	11.7	11.2	0.5	4%
Net change in unrealized appreciation (depreciation) from investments	(4.0)	(5.4)	1.4	N	A
Income tax benefit (provision)	3.2	(3.3)	6.5	N	A

Net increase in net assets resulting from operations	$10.9	$2.5	$8.4	330%

	Years Ended December 31,		Net Change
	2008	2007	Amount	%

Net investment income	$10.3	$6.5	$3.8	58%
Share-based compensation expense	0.5	—	0.5	N	A

Distributable net investment income(a)	10.8	6.5	4.3	66%
Total net realized gain (loss) from investments	1.4	4.7	(3.3)	(70)%

Distributable net realized income(a)	$12.2	$11.2	$1.0	9%

(a)	Distributable net investment income and distributable net realized income are net investment income and net realized income, respectively, as determined in accordance with U.S. GAAP, excluding the impact of share-based compensation expense which is non-cash in nature. Main Street believes presenting distributable net investment income, distributable net realized income, and related per share measures are useful and appropriate supplemental disclosures for analyzing its financial performance since share-based compensation does not require settlement in cash. However, distributable net investment income and distributable net realized income are non U.S. GAAP measures and should not be considered as replacements to net investment income, net realized income, and other earnings measures presented in accordance with U.S. GAAP. Instead, distributable net investment income and distributable net realized income should be reviewed only in connection with such U.S. GAAP measures in analyzing Main Street’s financial performance. A reconciliation of net investment income in accordance with U.S. GAAP to distributable net investment income and distributable net realized income is presented in the table above.

Investment Income

For the year ended December 31, 2008, total investment income was $17.3 million, a $4.8 million, or 39%, increase over the $12.5 million of total investment income for the year ended December 31, 2007. The increase was attributable to a $4.6 million increase in interest, fee and dividend income from investments and a $0.2 million increase in interest income from idle funds, which was principally earned on the remaining proceeds from our IPO. The increase in interest, fee and dividend income was primarily attributable to (i) higher average levels of outstanding debt investments, which was principally due to the closing of eight new debt investments since December 31, 2007, partially offset by debt repayments received during the same period and certain portfolio investments that were on non-accrual status or written off in 2008, (ii) significantly higher levels of cash dividend income from portfolio equity investments, and (iii) higher levels of fee income. For the year ended December 31, 2008, Main Street received approximately $3 million in cash dividend payments from portfolio company equity investments. These dividend payments were paid to Main Street based upon the accumulated earnings and available cash of certain portfolio companies for the year ended December 31, 2008. Future dividend payments will vary due to changes in portfolio company accumulated earnings and available cash.

Expenses

For the year ended December 31, 2008, total expenses increased by approximately $1.0 million, or 17%, to approximately $7.0 million from $6.0 million for the year ended December 31, 2007. Share-based compensation expense recognized during 2008 related to non-cash amortization expense for restricted share grants made in July 2008 totaled $0.5 million. There were no similar expenses incurred during 2007. In addition, 2007 operating expenses included $0.7 million of costs related to Main Street’s IPO which was completed in October 2007. There were no similar expenses incurred during 2008. Operating expenses, excluding the non-cash, share-based compensation expense and the 2007 IPO-related expenses discussed above, increased $1.2 million in 2008 compared with 2007 due to a $0.7 million increase in general and administrative expense associated with higher costs to operate as a public company and a $0.5 million increase in interest expense as a result of an additional $9.9 million of SBIC Debentures borrowed through the Fund during 2007, and unused commitment fees on two credit facilities totaling $80 million, one entered into in December 2007 and the other in October 2008, by MSCC.

Distributable Net Investment Income

Distributable net investment income for the year ended December 31, 2008 was $10.8 million, or a 66% increase, compared to distributable net investment income of $6.5 million during the year ended December 31, 2007. The increase in distributable net investment income was attributable to the increase in total investment income partially offset by the increase in total expenses discussed above.

Net Investment Income

Net investment income for the year ended December 31, 2008 was $10.3 million, or a 58% increase, compared to net investment income of $6.5 million during the year ended December 31, 2007. The increase in net investment income was attributable to the increase in total investment income partially offset by the increase in total expenses discussed above.

Distributable Net Realized Income

For the year ended December 31, 2008, the net realized gains from investments was $1.4 million, representing a $3.3 million, or 70%, decrease over the net realized gains of $4.7 million during the year ended December 31, 2007. The net realized gains during the year ended December 31, 2008 principally related to the realized gains recognized on equity investments in four portfolio companies, offset by realized losses on debt and equity investments in two portfolio companies, compared to higher net realized gains recognized on equity investments in four portfolio companies during the year ended December 31, 2007.

The higher distributable net investment income in the year ended December 31, 2008 offset by the lower net realized gains during that period resulted in a $1.0 million, or 9%, increase in the distributable net realized income for the year ended December 31, 2008 compared with the year ended December 31, 2007.

Net Realized Income

The higher net investment income in the year ended December 31, 2008 offset by the lower net realized gains during that period resulted in a $0.5 million, or 4%, increase in the net realized income for the year ended December 31, 2008 compared with the corresponding period in 2007.

Net Increase in Net Assets Resulting from Operations

For the year ended December 31, 2008, the net increase in net assets resulting from operations was $10.9 million in 2008 compared with $2.5 million for the year ended December 31, 2007. The $4.0 million net change in unrealized depreciation from investments for 2008 was attributable to (i) $2.9 million from the accounting reversal of net unrealized appreciation attributable to the total net realized gain on the exit of six portfolio investments, (ii) unrealized depreciation on nine investments in portfolio companies totaling $8.9 million, offset by unrealized appreciation on thirteen investments in portfolio companies totaling $8.7 million, and (iii) $0.9 million in unrealized depreciation attributable to Main Street’s investment in its affiliated investment manager. During 2008, Main Street also recognized a cumulative income tax benefit of $3.2 million primarily consisting of deferred tax benefits related to net unrealized losses on certain portfolio investments and the difference between taxable income and book income from equity investments which are flow through entities owned by MSEI, our wholly owned taxable subsidiary. We do not anticipate incurring this level of tax benefit in future periods.

Comparison of years ended December 31, 2007, and December 31, 2006

	Years Ended December 31,		Net Change
	2007	2006	Amount	%
	(Dollars in millions)

Total investment income	$12.5	$9.8	$2.7	28%
Total expenses	(6.0)	(4.9)	(1.1)	23%

Net investment income	6.5	4.9	1.6	33%
Total net realized gain (loss) from investments	4.7	2.4	2.3	93%

Net realized income	11.2	7.3	3.9	53%
Net change in unrealized appreciation (depreciation) from investments	(5.4)	8.5	(13.9)	NA
Income tax benefit (provision)	(3.3)	—	(3.3)	NA

Net increase in net assets resulting from operations	$2.5	$15.8	$(13.3)	(84)%

Investment Income

For the year ended December 31, 2007, total investment income was $12.5 million, a $2.7 million, or 28%, increase over the $9.8 million of total investment income for the year ended December 31, 2006. The increase was primarily attributable to a $2.3 million increase in interest, fee and dividend income from investments and a $0.4 million increase in interest income from idle funds principally related to funds received from the IPO. The increase in interest, fee and dividend income from investments was primarily attributable to (i) higher average levels of outstanding debt investments, which was principally due to the closing of six new debt investments in the year ended December 31, 2007 and several new debt investments in the last half of 2006, partially offset by debt repayments received during the same periods, and (ii) higher levels of dividend income from portfolio equity investments.

Expenses

For the year ended December 31, 2007, total expenses increased by approximately $1.1 million, or 23%, to approximately $6.0 million from $4.9 million for the year ended December 31, 2006. The increase in total expenses was primarily attributable to a $0.5 million increase in interest expense as a result of the additional $9.9 million of SBIC Debentures borrowed by the Fund during the year ended December 31, 2007 and $0.7 million of professional costs related to the IPO. The professional costs related to the IPO principally consisted of audit and review costs as well as other offering-related professional fees. In addition, general and administrative expenses increased $0.3 million primarily attributable to an increase in administration costs associated with being a public company. The increase in total expenses was partially offset by a decrease of $0.4 million in management fees paid due to Main Street’s internally managed operating structure subsequent to the IPO.

Net Investment Income

As a result of the $2.7 million increase in total investment income as compared to the $1.1 million increase in total expenses, net investment income for the year ended December 31, 2007, was $6.5 million, or a 33% increase, compared to net investment income of $4.9 million during the year ended December 31, 2006. Professional fees related to the IPO represented $0.7 million of the $1.1 million increase in total expenses, or 11.7% of total expenses for the year ended December 31, 2007.

Net Realized Income

For the year ended December 31, 2007, net realized gains from investments were $4.7 million, representing a $2.3 million increase over net realized gains during the year ended December 31, 2006. The higher level of net realized gains during the year ended December 31, 2007 principally related to the realized gains recognized on equity investments in four portfolio companies compared to lower net realized gains recognized on equity investments in five portfolio companies during the year ended December 31, 2006.

The higher net realized gains in the year ended December 31, 2007 combined with the higher net investment income during 2007 resulted in a $3.9 million, or 53%, increase, in the net realized income for the year ended December 31, 2007 compared with 2006.

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

Subsequent to the Formation Transactions and the IPO, we recognized a cumulative income tax expense of $3.3 million primarily consisting of non-cash deferred taxes related to net unrealized gains from certain portfolio equity investments transferred into MSEI, our wholly-owned taxable subsidiary. These equity investments had historically been made in portfolio companies which were “pass through” entities for tax purposes. The transfer of the equity investments into MSEI was required in order to comply with the RIC “source income” requirements. We do not anticipate incurring this level of deferred tax expense in future periods, given the amount recognized in the fourth quarter of fiscal 2007 represents the cumulative impact of deferred taxes related to net unrealized gains on the equity investments transferred.

As a result of these events, our net increase in net assets resulting from operations during the year ended December 31, 2007, was $2.5 million, or an 84% decrease compared to a net increase in net assets resulting from operations of $15.8 million during the year ended December 31, 2006.

Liquidity and Capital Resources

Cash Flows

For the year ended December 31, 2008, we experienced a net decrease in cash and cash equivalents of $6.5 million. During that period, we generated $10.9 million of cash from our operating activities, primarily from net investment income partially offset by the semi-annual interest payments on our SBIC debentures, through the Fund. We used $3.5 million in net cash for investing activities, principally due to the funding of new investments and several smaller follow-on investments for a total of $47.7 million. We also made a $4.2 million investment in idle funds investments, and received proceeds from the maturity of a $24.1 million investment in idle funds investments. We received $16.3 million in cash proceeds from repayment of debt investments and $8.0 million of cash proceeds from the redemption and sale of equity investments. For the year ended December 31, 2008, we used $13.9 million in cash for financing activities, which principally consisted of $13.2 million in cash dividends to stockholders, $0.4 million in deferred loan origination costs and $0.3 million used in the purchase of treasury stock pursuant to our open market share repurchase program.

For the year ended December 31, 2007, we experienced a net increase in cash and equivalents in the amount of $28.1 million. During 2007, we generated $5.4 million of cash from our operating activities, primarily from net investment income. We used $38.0 million in net cash for investing activities, principally due to the funding of new investments and several smaller follow-on investments for a total of $29.5 million of invested capital and the purchase of $24.1 million of investments in idle funds investments, partially offset by $9.6 million in cash proceeds from repayment of debt investments and $5.9 million of cash proceeds from the redemption or sale of several equity investments. We generated $60.7 million in cash from financing activities, which principally consisted of the net proceeds of $60.2 million from the IPO and $9.9 million in additional SBIC debenture borrowings, through the Fund, partially offset by $7.5 million of cash distributions to partners and stockholders and $1.6 million of payments related to IPO costs.

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

Capital Resources

As of December 31, 2008, we had $39.8 million in cash and cash equivalents plus idle funds investments, and our net assets totaled $112.4 million. On October 24, 2008, Main Street entered into a $30 million, three-year investment credit facility (the “Investment Facility”) with Branch Banking and Trust Company (“BB&T”) and Compass Bank, as lenders, and BB&T, as administrative agent for the lenders. The purpose of the Investment Facility is to provide additional liquidity in support of future investment and operational activities. The Investment Facility allows for an increase in the total size of the facility up to $75 million, subject to certain conditions, and has a maturity date of October 24, 2011. Borrowings under the Investment Facility bear interest, subject to Main Street’s election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.75% or (ii) the applicable base rate plus 0.75%. Main Street will pay unused commitment fees of 0.375% per annum on the average unused lender commitments under the Investment Facility. The Investment Facility is secured by certain assets of MSCC, MSEI and the Investment Manager. The Investment Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum liquidity of not less than 10% of the aggregate principal amount outstanding, (ii) maintaining an interest coverage ratio of at least 2.00 to 1.00, and (iii) maintaining a minimum tangible net worth. At December 31, 2008, Main Street had no borrowings outstanding under the Investment Facility, and Main Street was in compliance with all covenants of the Investment Facility.

Due to our existing cash and cash equivalents plus idle funds investments and the additional borrowing capacity under the Investment Facility, we project that we will have sufficient liquidity to fund our investment and operational activities throughout all of calendar year 2009 and well into 2010. However, this projection will be impacted by, among other things, the pace of new and follow on investments, investment redemptions, the level of cash flow from operations and cash flow from realized gains, and the level of dividends paid in cash.

We anticipate that we will continue to fund our investment activities through existing cash and cash equivalents plus idle funds investments and a combination of future debt and additional equity capital. Due to the Fund’s status as a licensed SBIC, we have the ability to issue, through the Fund, debentures guaranteed by the Small Business Administration (the “SBA”) at favorable interest rates. Under the regulations applicable to

SBICs, an SBIC can have outstanding debentures guaranteed by the SBA generally in an amount up to twice its regulatory capital, which generally equates to the amount of its equity capital.

The 2009 Stimulus Bill contains several provisions applicable to SBIC funds, including the Fund. One of the key SBIC-related provisions included in the 2009 Stimulus Bill increases the maximum amount of combined SBIC leverage (or SBIC leverage cap) to $225 million for affiliated SBIC funds. The prior maximum amount of SBIC leverage available to affiliated SBIC funds was approximately $137 million, as adjusted annually based upon changes in the Consumer Price Index. Due to the increase in the maximum amount of SBIC leverage available, we will now have access to incremental SBIC leverage to support our future investment activities. Since the increase in the SBIC leverage cap applies to affiliated SBIC funds, we will allocate such increased borrowing capacity between the Fund, our wholly owned SBIC subsidiary, and MSC II, an independently owned SBIC that is managed by Main Street and therefore deemed to be affiliated with the Fund for SBIC regulatory purposes. It is currently estimated that at least $55 million to $60 million of additional SBIC leverage is now accessible by Main Street for future investment activities, subject to the required capitalization of the Fund.

Debentures guaranteed by the SBA have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time. Debentures issued prior to September 2006 were subject to pre-payment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006. On December 31, 2008, we, through the Fund, had $55 million of outstanding indebtedness guaranteed by the SBA, which carried an average fixed interest rate of approximately 5.8%. The first maturity related to the Fund’s SBIC debentures does not occur until 2013.

On December 31, 2007, we entered into a Treasury Secured Revolving Credit Agreement (the “Treasury Facility”) among us, Wachovia Bank, National Association, and Branch Banking and Trust Company (“BB&T”), as administrative agent for the lenders. Under the Treasury Facility, the lenders agreed to extend revolving loans to us in an amount not to exceed $100 million; however, due to the maturation of our investment portfolio and the additional flexibility provided by the Investment Facility, we unilaterally reduced the Treasury Facility from $100 million to $50 million during October 2008. The reduction in the size of the Treasury Facility resulted in a 50% reduction in the amount of unused commitment fees paid by us. The purpose of the Treasury Facility is to provide us flexibility in the sizing of portfolio investments and to facilitate the growth of our investment portfolio. The Treasury Facility has a two-year term and bears interest, at our option, either (i) at the LIBOR rate or (ii) at a published prime rate of interest, plus 0.25% in either case. The applicable interest rates under the Treasury Facility would be increased by 0.15% if usage under the Treasury Facility is in excess of 50% of the days within a given calendar quarter. The Treasury Facility also requires payment of 0.15% per annum in unused commitment fees based on the average daily unused balances under the facility. The Treasury Facility is secured by certain securities accounts maintained by BB&T and is also guaranteed by the Investment Manager. The Treasury Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a cash collateral coverage ratio of at least 1.01 to 1.0, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum tangible net worth. At December 31, 2008, we had no borrowings outstanding under the Treasury Facility, and Main Street was in compliance with all covenants of the Treasury Facility.

We intend to generate additional cash from future offerings of securities, future borrowings, repayments or sales of investments, and cash flow from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investments of cash in U.S. government securities and other idle funds investments that mature in one year or less with the exception of diversified bond funds. Our primary uses of funds will be investments in portfolio companies, operating expenses and cash distributions to holders of our common stock.

If our common stock trades below our net asset value per share, we will generally not be able to issue additional common stock at the market price unless our stockholders approve such a sale and our Board of Directors makes certain determinations. See “Risk Factors — Risks Relating to Our Business and Structure —

Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock” for a discussion of the proposal approved by our stockholders at our 2008 annual meeting of stockholders that authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for a period of one year ending on the earlier of June 26, 2009 or the date of our 2009 annual meeting of stockholders. We will need approval of similar proposals by our stockholders to issue shares below the then current net asset value per share after the earlier of June 26, 2009 and the date of our 2009 annual meeting of stockholders.

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

Current Market Conditions

Beginning in late 2007, the United States entered a recession. Throughout 2008, the economy continued to deteriorate and many believe that the current recession could continue for an extended period. During 2008, banks and others in the financial services industry reported significant write-downs in the fair value of their assets, which has led to the failure of a number of banks and investment companies, a number of distressed mergers and acquisitions, the government take-over of the nation’s two largest government-sponsored mortgage companies, and the passage of the $700 billion Emergency Economic Stabilization Act of 2008 in October 2008 and the $787 billion 2009 Stimulus Bill. In addition, the stock market has declined significantly, with both the S&P 500 and the NASDAQ Global Select Market (on which our stock trades), declining by nearly 40% between December 31, 2007 and December 31, 2008. As the recession deepened during 2008, unemployment rose and consumer confidence declined, which led to significant reductions in spending by both consumers and businesses.

Although we have been able to secure access to additional liquidity, including the recently obtained $30 million investment credit facility and the increase in available leverage through the SBIC program as part of the 2009 Stimulus Bill, the current turmoil in the debt markets and uncertainty in the equity capital markets provides no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

The deterioration in consumer confidence and a general reduction in spending by both consumers and businesses has had an adverse effect on a number of the industries in which some of our portfolio companies operate. In the event that the United States economy remains in a protracted period of weakness, the results of some of the lower middle-market companies like those in which we invest, will continue to experience deterioration, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in their defaults. In addition, the end markets for certain of our portfolio companies’ products and services have experienced, and continue to experience, negative economic trends. We can provide no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic or other conditions which could have a negative impact on our future results.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At December 31, 2008, we had two outstanding commitments to fund unused revolving loans for up to $900,000.

Contractual Obligations

As of December 31, 2008, our future fixed commitments for cash payments on contractual obligations for each of the next five years and thereafter are as follows:

							2014 and
	Total	2009	2010	2011	2012	2013	thereafter
	(Dollars in thousands)
	(Unaudited)

SBIC debentures payable	$55,000	$—	$—	$—	$—	$4,000	$51,000
Interest due on SBIC debentures	21,495	3,179	3,179	3,179	3,188	3,179	5,591

Total	$76,495	$3,179	$3,179	$3,179	$3,188	$7,179	$56,591

MSCC is obligated to make payments under a support services agreement with the Investment Manager. Subsequent to the completion of the Formation Transactions and the IPO, the Investment Manager is reimbursed for its excess expenses associated with providing investment management and other services to MSCC and its subsidiaries, as well as MSC II. Each quarter, as part of the support services agreement, MSCC makes payments to cover all expenses incurred by the Investment Manager, less the recurring management fees that the Investment Manager receives from MSC II pursuant to a long-term investment advisory services agreement and any other fees received for providing external services.

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

As discussed further in Note D to the accompanying consolidated financials statements, Main Street paid certain management fees to the Investment Manager during the year ended December 31, 2007. Subsequent to the completion of the Formation Transactions, the Investment Manager is a wholly owned portfolio company of Main Street. At December 31, 2008 and 2007, the Investment Manager had a receivable of $302,633 and a payable of $207,783, respectively, with MSCC related to recurring expenses required to support MSCC’s business.

RECENT DEVELOPMENTS

The recently enacted 2009 Stimulus Bill contains several provisions applicable to SBIC funds, including the Fund, our wholly owned subsidiary. One of the key SBIC-related provisions included in the 2009 Stimulus Bill increases the maximum amount of combined SBIC leverage (or SBIC leverage cap) to $225 million for affiliated SBIC funds. The prior maximum amount of SBIC leverage available to affiliated SBIC funds was approximately $137 million, as adjusted annually based upon changes in the Consumer Price Index. Due to the increase in the maximum amount of SBIC leverage available, we will now have access to incremental SBIC leverage to support our future investment activities. Since the increase in the SBIC leverage cap applies to affiliated SBIC funds, we will allocate such increased borrowing capacity between our wholly owned SBIC subsidiary and MSC II, an independently owned SBIC that is managed by Main Street and therefore deemed to be affiliated with the Fund for SBIC regulatory purposes. It is currently estimated that at least $55 million to $60 million of additional SBIC leverage is now accessible by Main Street for future investment activities, subject to the required capitalization of our wholly owned SBIC subsidiary.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. The significant majority of our debt investments are made with fixed interest rates for the term of the investment. However, as of December 31, 2008, approximately 15.1% of our debt investment portfolio (at cost) bore interest at floating rates with 68.5% of those debt investments subject to contractual minimum rates. All of our current outstanding indebtedness is subject to fixed interest rates for the 10-year life of such debt. As of December 31, 2008, we had not entered into any interest rate hedging arrangements. At December 31, 2008, based on our applicable levels of floating-rate debt investments, a 1% change in interest rates would not have a material effect on our level of interest income from debt investments.

Item 8.	Financial Statements and Supplementary Data

Index to Financial Statements

Reports of Independent Registered Public Accounting Firm	58
Consolidated Balance Sheets as of December 31, 2008 and 2007	60
Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007 and Combined Statement of Operations for the Year Ended December 31, 2006	61
Consolidated Statements of Changes in Net Assets for the Years Ended December 31, 2008 and 2007 and Combined Statement of Changes in Net Assets for the Year Ended December 31, 2006	62
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007 and Combined Statement of Cash Flows for the Year Ended December 31, 2006	63
Consolidated Schedules of Investments as of December 31, 2008 and 2007	64
Notes to Consolidated Financial Statements	72

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders’ of
Main Street Capital Corporation

We have audited the accompanying consolidated balance sheet of Main Street Capital Corporation (a Maryland corporation), and its consolidated subsidiaries, Main Street Mezzanine Management, LLC, Main Street Equity Interests, Inc. and Main Street Mezzanine Fund, LP, including the consolidated schedule of investments, as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in net assets and cash flows and the consolidated financial highlights (see Note H) for the two years then ended. We have also audited the combined statements of operations, changes in net assets, and cash flows and the combined financial highlights of Main Street Mezzanine Fund, LP and Main Street Mezzanine Management, LLC for the year ended December 31, 2006. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of Main Street Capital Corporation and subsidiaries as of December 31, 2008 and 2007 and the consolidated results of their operations, changes in net assets, cash flows and financial highlights for the two years then ended and the combined results of operations, changes in net assets, cash flows and financial highlights of Main Street Mezzanine Fund, LP and Main Street Mezzanine Management, LLC for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B to the consolidated financial statements, the Company changed its method of accounting for the fair value of its portfolio investments in 2008 due to the adoption of Statement of Financial Accounting Standards No. 157, Fair Value Measurements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Main Street Capital Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  GRANT THORNTON LLP

Houston, Texas
March 12, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders’ of
Main Street Capital Corporation

We have audited Main Street Capital Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Main Street Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Main Street Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Main Street Capital Corporation and subsidiaries as of December 31, 2008 and 2007, including the consolidated schedule of investments as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in net assets and cash flows, and the financial highlights (see Note H), for the two years then ended and the combined results of operations, changes in net assets, cash flows and financial highlights of Main Street Mezzanine Fund, LP and Main Street Mezzanine Management, LLC for the year ended December 31, 2006, and our report dated March 11, 2009, expressed an unqualified opinion on those consolidated and combined financial statements.

/s/  GRANT THORNTON LLP

Houston, Texas
March 12, 2009

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007

ASSETS
Investments at fair value:
Control investments (cost: $60,767,805 and $43,053,372 as of December 31, 2008 and 2007, respectively)	$65,542,608	$48,108,197
Affiliate investments (cost: $37,946,800 and $33,037,053 as of December 31, 2008 and 2007, respectively)	39,412,695	36,176,216
Non-Control/Non-Affiliate investments (cost: $6,245,405 and $3,381,001 as of December 31, 2008 and 2007, respectively)	5,375,886	3,741,001
Investment in affiliated Investment Manager (cost: $18,000,000 as of December 31, 2008 and 2007)	16,675,626	17,625,000

Total investments (cost: $122,960,010 and $97,471,426 as of December 31, 2008 and 2007, respectively)	127,006,815	105,650,414
Idle funds investments (cost: $4,218,704 and $24,063,261 as of December 31, 2008 and 2007, respectively)	4,389,795	24,063,261
Cash and cash equivalents	35,374,826	41,889,324
Deferred tax asset	1,121,681	—
Other assets	1,100,922	1,574,888
Deferred financing costs (net of accumulated amortization of $956,037 and $529,952 as of December 31, 2008 and 2007, respectively)	1,635,238	1,670,135

Total assets	$170,629,277	$174,848,022

LIABILITIES
SBIC debentures	$55,000,000	$55,000,000
Deferred tax liability	—	3,025,672
Interest payable	1,108,193	1,062,672
Accounts payable and other liabilities	2,165,028	610,470

Total liabilities	58,273,221	59,698,814
Commitments and contingencies
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 9,241,183 and 8,959,718 issued and 9,206,483 and 8,959,718 outstanding as of December 31, 2008 and 2007, respectively)	92,412	89,597
Additional paid-in capital	104,798,399	104,076,033
Undistributed net realized income	3,658,495	6,067,131
Net unrealized appreciation from investments, net of income taxes	4,137,756	4,916,447
Treasury stock, at cost (34,700 and 0 shares as of December 31, 2008 and 2007, respectively)	(331,006)	—

Total net assets	112,356,056	115,149,208

Total liabilities and net assets	$170,629,277	$174,848,022

NET ASSET VALUE PER SHARE	$12.20	$12.85

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Statements of Operations

	Years Ended December 31,
	2008	2007	2006
	(Consolidated)	(Consolidated)	(Combined)

INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$9,826,369	$5,201,382	$4,295,354
Affiliate investments	4,842,442	5,390,655	3,573,570
Non-Control/Non-Affiliate investments	1,298,386	720,076	1,144,213

Total interest, fee and dividend income	15,967,197	11,312,113	9,013,137
Interest from idle funds and other	1,328,229	1,162,865	748,670

Total investment income	17,295,426	12,474,978	9,761,807
EXPENSES:
Interest	(3,777,919)	(3,245,839)	(2,717,236)
General and administrative	(1,684,084)	(512,253)	(197,979)
Expenses reimbursed to Investment Manager	(1,006,835)	—	—
Share-based compensation	(511,452)	—	—
Management fees to affiliate	—	(1,499,937)	(1,942,032)
Professional costs related to initial public offering	—	(695,250)	—

Total expenses	(6,980,290)	(5,953,279)	(4,857,247)

NET INVESTMENT INCOME	10,315,136	6,521,699	4,904,560
NET REALIZED GAIN (LOSS) FROM INVESTMENTS:
Control investments	188,214	1,802,713	(805,469)
Affiliate investments	1,209,280	3,160,034	1,940,794
Non-Control/Non-Affiliate investments	—	(270,538)	1,294,598

Total net realized gain (loss) from investments	1,397,494	4,692,209	2,429,923

NET REALIZED INCOME	11,712,630	11,213,908	7,334,483
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) FROM INVESTMENTS:
Control investments	(217,717)	(3,075,392)	6,631,698
Affiliate investments	(1,735,573)	(2,340,933)	2,831,649
Non-Control/Non-Affiliate investments	(1,058,428)	384,832	(974,833)
Investment in affiliated Investment Manager	(949,374)	(375,000)	—

Total net change in unrealized appreciation (depreciation) from investments	(3,961,092)	(5,406,493)	8,488,514

Income tax benefit (provision)	3,182,401	(3,262,539)	—

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$10,933,939	$2,544,876	$15,822,997

NET INVESTMENT INCOME PER SHARE
BASIC AND DILUTED	$1.15	$0.76	N/A

NET REALIZED INCOME PER SHARE
BASIC AND DILUTED	$1.31	$1.31	N/A

DIVIDENDS/DISTRIBUTIONS PAID PER SHARE BASIC AND DILUTED	$1.43	$1.10	N/A

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE
BASIC AND DILUTED	$1.22	$0.30	N/A

WEIGHTED AVERAGE SHARES OUTSTANDING —
BASIC	8,967,383	8,587,701	N/A

DILUTED	8,971,064	8,587,701	N/A

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Statements of Changes in Net Assets

							Net
							Unrealized
							Appreciation
	Members’						from
	Equity	Limited	Common Stock		Additional	Undistributed	Investments,	Treasry Stock		Total
	(General	Partners’	Number	Par	Paid-In	Net Realized	net of Income	Number		Net
	Partner)	Capital	of Shares	Value	Capital	Income	Taxes	of Shares	Value	Assets

Balances at December 31, 2005	$179,942	$25,415,978	—	$—	$—	$2,575,857	$5,096,965	—	$—	$33,268,742
Capital contributions	1,828	353,261	—	—	—	—	—	—	—	355,089
Distributions to partners	—	(530,000)	—	—	—	(5,644,297)	—	—	—	(6,174,297)
Net increase resulting from operations	—	—	—	—	—	7,334,483	8,488,514	—	—	15,822,997

Balances at December 31, 2006	181,770	25,239,239	—	—	—	4,266,043	13,585,479	—	—	43,272,531
Capital contributions	—	300,081	—	—	—	—	—	—	—	300,081
Distributions to partners	—	—	—	—	—	(6,500,000)	—	—	—	(6,500,000)
Formation Transactions	(181,770)	(25,539,320)	4,525,726	45,257	43,675,833	—	—	—	—	18,000,000
Initial Capitalization	—	—	1,000	10	990	—	—	—	—	1,000
Public offering of common stock	—	—	4,300,000	43,000	60,139,997	—	—	—	—	60,182,997
Costs related to offering	—	—	—	—	(1,642,573)	—	—	—	—	(1,642,573)
Dividends paid to stockholders	—	—	—	—	—	(2,912,820)	—	—	—	(2,912,820)
Dividend reinvestment	—	—	132,992	1,330	1,901,786	—	—	—	—	1,903,116
Net increase resulting from operations	—	—	—	—	—	11,213,908	(8,669,032)	—	—	2,544,876

Balances at December 31, 2007	—	—	8,959,718	89,597	104,076,033	6,067,131	4,916,447	—	—	115,149,208
Issuance of restricted stock	—	—	265,645	2,657	(2,657)	—	—	—	—	—
Issuance of stock — dividend reinvestment plan	—	—	15,820	158	213,571	—	—	—	—	213,729
Purchase of treasury stock	—	—	—	—	—	—	—	(34,700)	(331,006)	(331,006)
Share-based compensation	—	—	—	—	511,452	—	—	—	—	511,452
Dividends declared to stockholders	—	—	—	—	—	(14,121,266)	—	—	—	(14,121,266)
Net increase resulting from operations	—	—	—	—	—	11,712,630	(778,691)	—	—	10,933,939

Balances at December 31, 2008	$—	$—	9,241,183	$92,412	$104,798,399	$3,658,495	$4,137,756	(34,700)	$(331,006)	$112,356,056

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(Consolidated)	(Consolidated)	(Combined)

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations:	$10,933,939	$2,544,876	$15,822,997
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Accretion of unearned income	(1,062,452)	(998,069)	(1,380,351)
Net payment-in-kind interest accrual	(216,505)	(260,806)	(216,805)
Share-based compensation	511,452	—	—
Amortization of deferred financing costs	426,084	186,106	157,850
Net change in unrealized (appreciation) depreciation from investments	3,961,092	5,406,493	(8,488,514)
Net realized gain from investments	(1,397,494)	(4,692,209)	(2,429,923)
Deferred taxes	(4,147,353)	3,025,672	—
Changes in other assets and liabilities:
Other assets	418,166	(876,945)	(91,373)
Interest payable	45,521	207,731	83,459
Accounts payable and other liabilities	828,098	394,510	76,543
Deferred debt origination fees received	612,143	467,558	709,980

Net cash provided by operating activities	10,912,691	5,404,917	4,243,863

CASH FLOWS FROM INVESTMENT ACTIVITIES
Investments in portfolio companies	(47,698,567)	(29,479,023)	(28,088,005)
Investments in idle funds	(4,218,704)	(24,063,261)	—
Principal payments received on loans and debt securities	16,300,750	9,614,338	12,199,956
Proceeds from sale of equity securities and related notes	8,029,339	5,934,420	5,021,313
Proceeds from idle funds investments	24,063,261	—	—

Net cash used in investment activities	(3,523,921)	(37,993,526)	(10,866,736)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering/capitalization	—	60,183,997	—
Proceeds from capital contributions	—	300,081	355,089
Purchase of treasury stock	(331,006)	—	—
Payment of distributions to members and partners	—	(6,500,000)	(6,174,297)
Payment of dividends to stockholders	(13,181,074)	(1,009,704)	—
Proceeds from issuance of SBIC debentures	—	9,900,000	—
Payment of initial public offering costs	—	(1,642,573)	—
Payment of deferred loan costs and SBIC debenture fees	(391,188)	(522,587)	(50,000)

Net cash provided by (used in) financing activities	(13,903,268)	60,709,214	(5,869,208)

Net increase (decrease) in cash and cash equivalents	(6,514,498)	28,120,605	(12,492,081)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	41,889,324	13,768,719	26,260,800

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,374,826	$41,889,324	$13,768,719

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2008

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value

Control Investments(3)
Café Brazil, LLC
12% Secured Debt (Maturity — April 20, 2011)	Casual Restaurant Group	$2,750,000	$2,728,113	$2,750,000
Member Units(7) (Fully diluted 42.3%)			41,837	1,000,000

			2,769,950	3,750,000
CBT Nuggets, LLC	Produces and Sells
14% Secured Debt (Maturity — June 1, 2011)	IT Certification	1,680,000	1,642,518	1,680,000
10% Secured Debt (Maturity — December 31, 2009)	Training Videos	150,000	150,000	150,000
Member Units(7) (Fully diluted 29.1%)			432,000	1,625,000
Warrants (Fully diluted 10.5%)			72,000	500,000

			2,296,518	3,955,000
Ceres Management, LLC (Lambs)	Aftermarket Automotive
14% Secured Debt (Maturity — May 31, 2013)	Services Chain	2,400,000	2,372,601	2,372,601
Member Units (Fully diluted 42.0%)			1,200,000	1,300,000

			3,572,601	3,672,601
Condit Exhibits, LLC	Tradeshow Exhibits/
13% current / 5% PIK Secured Debt (Maturity — July 1, 2013)	Custom Displays	2,308,073	2,273,194	2,273,194
Warrants (Fully diluted 28.1%)			300,000	300,000

			2,573,194	2,573,194
Gulf Manufacturing, LLC	Industrial Metal
Prime plus 1% Secured Debt (Maturity — August 31, 2012)	Fabrication	1,200,000	1,190,764	1,200,000
13% Secured Debt (Maturity — August 31, 2012)		1,900,000	1,747,777	1,880,000
Member Units(7) (Fully diluted 18.6%)			472,000	1,100,000
Warrants (Fully diluted 8.4%)			160,000	550,000

			3,570,541	4,730,000
Hawthorne Customs & Dispatch Services, LLC	Transportation/
13% Secured Debt (Maturity — January 31, 2011)	Logistics	1,200,000	1,171,988	1,171,988
Member Units(7) (Fully diluted 27.8%)			375,000	435,000
Warrants (Fully diluted 16.5%)			37,500	230,000

			1,584,488	1,836,988
Hydratec Holdings, LLC	Agricultural Services
12.5% Secured Debt (Maturity — October 31, 2012)		5,400,000	5,311,329	5,311,329
Prime plus 1% Secured Debt (Maturity — October 31, 2012)		1,595,244	1,579,911	1,579,911
Member Units (Fully diluted 60%)			1,800,000	2,050,000

			8,691,240	8,941,240
Jensen Jewelers of Idaho, LLC	Retail Jewelry
Prime Plus 2% Secured Debt (Maturity — November 14, 2011)		1,044,000	1,030,957	1,044,000
13% current / 6% PIK Secured Debt (Maturity — November 14, 2011)		1,004,591	986,980	1,004,591
Member Units(7) (Fully diluted 24.3%)			376,000	380,000

			2,393,937	2,428,591
NAPCO Precast, LLC	Precast Concrete
18% Secured Debt (Maturity — February 1, 2013)	Manufacturing	6,461,538	6,348,011	6,461,538
Prime Plus 2% Secured Debt (Maturity — February 1, 2013)(8)		3,692,308	3,660,945	3,692,308
Member Units(7) (Fully diluted 36.1%)			2,000,000	5,100,000

			12,008,956	15,253,846
OMi Holdings, Inc.	Manufacturer of
12% Secured Debt (Maturity — April 1, 2013)	Overhead Cranes	6,660,000	6,603,400	6,603,400
Common Stock (Fully diluted 28.8%)			900,000	570,000

			7,503,400	7,173,400

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
December 31, 2008

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value

Quest Design & Production, LLC	Design and Fabrication
10% Secured Debt (Maturity — June 30, 2013)	of Custom Display	600,000	465,060	600,000
0% Secured Debt (Maturity — June 30, 2013)	Systems	2,000,000	2,000,000	1,400,000
Warrants (Fully diluted 40.0%)			1,595,858	—
Warrants (Fully diluted 20.0%)			40,000	—

			4,100,918	2,000,000
Universal Scaffolding & Equipment, LLC	Manufacturer of Scaffolding
Prime plus 1% Secured Debt (Maturity — August 17, 2012)(8)	and Shoring Equipment	881,833	875,072	875,072
13% current / 5% PIK Secured Debt (Maturity — August 17, 2012)		3,362,698	3,311,508	3,160,000
Member Units (Fully diluted 18.4%)			992,063	—

			5,178,643	4,035,072
Uvalco Supply, LLC	Farm and Ranch Supply
Member Units (Fully diluted 39.6%)			905,743	1,575,000

Ziegler’s NYPD, LLC	Restaurant
Prime plus 2% Secured Debt (Maturity — October 1, 2013)(8)		600,000	594,239	594,239
13% current / 5% PIK Secured Debt (Maturity — October 1, 2013)		2,704,262	2,663,437	2,663,437
Warrants (Fully diluted 28.6%)			360,000	360,000

			3,617,676	3,617,676

Subtotal Control Investments			60,767,805	65,542,608

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
December 31, 2008

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value

Affiliate Investments(4)
Advantage Millwork Company, Inc.	Manufacturer/Distributor
12% Secured Debt (Maturity — February 5, 2012)	of Wood Doors	3,066,667	2,955,442	2,955,442
Warrants (Fully diluted 12.2%)			97,808	—

			3,053,250	2,955,442
American Sensor Technologies, Inc.	Manufacturer of Commercial/
Prime plus 0.5% Secured Debt (Maturity — May 31, 2010)(8)	Industrial Sensors	3,800,000	3,800,000	3,800,000
Warrants (Fully diluted 20.0%)			50,000	250,000

			3,850,000	4,050,000
Carlton Global Resources, LLC	Processor of
13% PIK Secured Debt (Maturity — November 15, 2011)	Industrial Minerals	4,791,944	4,655,836	—
Member Units (Fully diluted 8.5%)			400,000	—

			5,055,836	—
California Healthcare Medical Billing, Inc.	Healthcare
12% Secured Debt (Maturity — October 17, 2013)	Services	1,410,000	1,141,706	1,141,706
Common Stock (Fully diluted 6%)			390,000	390,000
Warrants (Fully diluted 12%)			240,000	240,000

			1,771,706	1,771,706
Houston Plating & Coatings, LLC	Plating & Industrial
Prime plus 2% Secured Debt (Maturity — July 18, 2013)	Coating Services	300,000	300,000	300,000
Member Units(7) (Fully diluted 11.1%)			210,000	2,750,000

			510,000	3,050,000
KBK Industries, LLC	Specialty Manufacturer
14% Secured Debt (Maturity — January 23, 2011)	of Oilfield and	3,937,500	3,787,758	3,937,500
8% Secured Debt (Maturity — March 1, 2010)	Industrial Products	468,750	468,750	468,750
8% Secured Debt (Maturity — March 31, 2009)		450,000	450,000	450,000
Member Units(7) (Fully diluted 14.5%)			187,500	775,000

			4,894,008	5,631,250
Laurus Healthcare, LP	Healthcare Facilities
13% Secured Debt (Maturity — May 7, 2009)		2,275,000	2,259,664	2,275,000
Warrants (Fully diluted 17.5%)			105,000	2,500,000

			2,364,664	4,775,000
National Trench Safety, LLC	Trench & Traffic
10% PIK Debt (Maturity — April 16, 2014)	Safety Equipment	404,256	404,256	404,256
Member Units (Fully diluted 11.7%)			1,792,308	1,792,308

			2,196,564	2,196,564
Pulse Systems, LLC	Manufacturer of
14% Secured Debt (Maturity — June 1, 2009)	Components for	1,831,274	1,819,464	1,831,274
Warrants (Fully diluted 7.4%)	Medical Devices		132,856	450,000

			1,952,320	2,281,274
Schneider Sales Management, LLC	Sales Consulting
13% Secured Debt (Maturity — October 15, 2013)	and Training	1,980,000	1,909,972	1,909,972
Warrants (Fully diluted 12.0%)			45,000	45,000

			1,954,972	1,954,972
Vision Interests, Inc.	Manufacturer/
13% Secured Debt (Maturity — June 5, 2012)	Installer of Commercial	3,760,000	3,579,117	3,579,117
Common Stock (Fully diluted 8.9%)	Signage		372,000	420,000
Warrants (Fully diluted 11.2%)			160,000	420,000

			4,111,117	4,419,117
Walden Smokey Point, Inc.	Specialty Transportation/
14% current / 4% PIK Secured Debt (Maturity — December 30, 2013)	Logistics	4,800,533	4,704,533	4,704,533
Common Stock (Fully diluted 7.6%)			600,000	600,000

			5,304,533	5,304,533
WorldCall, Inc.	Telecommunication/
13% Secured Debt (Maturity — October 22, 2009)	Information Services	646,225	631,199	640,000
Common Stock (Fully diluted 9.9%)			296,631	382,837

			927,830	1,022,837

Subtotal Affiliate Investments			37,946,800	39,412,695

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
December 31, 2008

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value

Non-Control/Non-Affiliate Investments(5):
East Teak Fine Hardwoods, Inc.	Hardwood Products
Common Stock (Fully diluted 3.3%)			130,000	490,000

Hayden Acquisition, LLC	Manufacturer of
8% Secured Debt (Maturity — March 9, 2009)	Utility Structures	1,800,000	1,781,303	500,000

Support Systems Homes, Inc.	Manages Substance
15% Secured Debt	Abuse Treatment
(Maturity — August 21, 2018)	Centers	226,589	226,589	226,589

Technical Innovations, LLC	Manufacturer of Specialty
7% Secured Debt (Maturity — August 31, 2009)	Cutting Tools and Punches	416,364	409,297	409,297
13.5% Secured Debt (Maturity — January 16, 2015)		3,750,000	3,698,216	3,750,000

			4,107,513	4,159,297

Subtotal Non-Control/Non-Affiliate Investments			6,245,405	5,375,886

Main Street Capital Partners, LLC (Investment Manager)	Asset Management
100% of Membership Interests			18,000,000	16,675,626

Total Portfolio Investments, December 31, 2008			$122,960,010	$127,006,815

Idle Funds Investments	Investments in High-Quality
8.3% General Electric Capital Corporate Bond	Debt Investments and	1,218,704	1,218,704	1,218,704
(Maturity — September 20, 2009)	Diversified Bond Funds
4.50% National City Bank Bond		1,000,000	1,000,000	1,000,000
(Maturity — March 15, 2010)
Vanguard High-Yield Corp Fund Admiral Shares		1,000,000	1,000,000	1,086,514
Vanguard Long-Term Investment-Grade Fund Admiral Shares		1,000,000	1,000,000	1,084,577

			$4,218,704	$4,389,795

(1)	Debt investments are generally income producing. Equity and warrants are non-income producing, unless otherwise noted.

(2)	See Note C for summary geographic location of portfolio companies.

(3)	Controlled investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”) as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.

(4)	Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned.

(5)	Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(6)	Principal is net of prepayments. Cost is net of prepayments and accumulated unearned income.

(7)	Income producing through payment of dividends or distributions.

(8)	Subject to contractual minimum rates.

MAIN STREET CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS
December 31, 2007

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value

Control Investments(3)
Café Brazil, LLC	Casual Restaurant
12% Secured Debt (Maturity — April 20, 2009)	Group	$2,750,000	$2,702,931	$2,702,931
Member Units(7) (Fully diluted 42.3%)			41,837	1,250,000

			2,744,768	3,952,931
CBT Nuggets , LLC	Produces and Sells
Prime plus 2% Secured Debt (Maturity — June 1, 2011)	IT Certification	360,000	354,678	354,678
14% Secured Debt (Maturity — June 1, 2011)	Training Videos	1,860,000	1,805,275	1,805,275
Member Units (Fully diluted 29.1%)			432,000	1,145,000
Warrants (Fully diluted 10.5%)			72,000	345,000

			2,663,953	3,649,953
Gulf Manufacturing, LLC	Industrial Metal
Prime plus 1% Secured Debt (Maturity — August 31, 2012)	Fabrication	1,200,000	1,188,636	1,188,636
13% Secured Debt (Maturity — August 31, 2012)		2,000,000	1,809,216	1,809,216
Member Units (Fully diluted 18.4%)			472,000	472,000
Warrants (Fully diluted 8.4%)			160,000	250,000

			3,629,852	3,719,852
Hawthorne Customs & Dispatch Services , LLC	Transportation/
13% Secured Debt (Maturity — January 31, 2011)	Logistics	1,350,000	1,304,693	1,304,693
Member Units(7) (Fully diluted 27.8%)			375,000	435,000
Warrants (Fully diluted 16.5%)			37,500	230,000

			1,717,193	1,969,693
Hayden Acquisition, LLC	Manufacturer of
12% Secured Debt (Maturity — March 9, 2009)	Utility Structures	1,955,000	1,901,040	1,901,040

Hydratec Holdings, LLC	Agricultural Services
12.5% Secured Debt (Maturity — October 31, 2012)		5,700,000	5,588,729	5,588,729
Prime plus 1% Secured Debt (Maturity — October 31, 2012)		1,845,244	1,825,911	1,825,911
Member Units (Fully diluted 60%)			1,800,000	1,800,000

			9,214,640	9,214,640
Jensen Jewelers of Idaho, LLC	Retail Jewelry
Prime Plus 2% Secured Debt (Maturity — November 14, 2011)		1,200,000	1,180,509	1,180,509
13% current / 6% PIK Secured Debt (Maturity — November 14, 2011)		1,069,457	1,044,190	1,044,190
Member Units(7) (Fully diluted 25.1%)			376,000	815,000

			2,600,699	3,039,699
Magna Card, Inc.	Wholesale/Consumer
12% current / 0.4% PIK Secured Debt (Maturity — September 30, 2010)	Magnetic Products	2,021,079	1,958,775	—
Warrants (Fully diluted 35.8%)			100,000	—

			2,058,775	—
Quest Design & Production, LLC	Design and Fabrication
8% current / 5% PIK Secured Debt (Maturity — December 31, 2010)	of Custom Display Systems	3,991,542	3,964,853	3,964,853
Warrants (Fully diluted 26.0%)			40,000	40,000

			4,004,853	4,004,853
TA Acquisition Group, LP	Processor of
12% Secured Debt (Maturity — July 29, 2010)	Construction	1,870,000	1,813,789	1,813,789
Partnership Interest(7) (Fully diluted 18.3%)	Aggregates		357,500	3,435,000
Warrants (Fully diluted 18.3%)			82,500	3,450,000

			2,253,789	8,698,789
Technical Innovations , LLC	Manufacturer of
12% Secured Debt (Maturity — October 31, 2009)	Specialty Cutting	787,500	748,716	748,716
Prime Secured Debt (Maturity — October 31, 2009)	Tools and Punches	262,500	249,572	249,572

			998,288	998,288

MAIN STREET CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS — (Continued)
December 31, 2007

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value

Universal Scaffolding & Equipment, LLC	Manufacturer of Scaffolding
Prime plus 1% Secured Debt (Maturity — August 16, 2012)	and Shoring Equipment	1,122,333	1,111,741	1,111,741
13% current / 5% PIK Secured Debt (Maturity — August 16, 2012)		3,196,376	3,136,274	3,136,274
Member Units (Fully diluted 18.4%)			992,063	1,025,000

			5,240,078	5,273,015
Wicks N’ More, LLC	Manufacturer of
12% Secured Debt (Maturity — April 26, 2011)	High-end Candles	3,720,000	3,455,444	1,685,444
Member Units (Fully diluted 11.5%)			360,000	—
Warrants (Fully diluted 21.3%)			210,000	—

			4,025,444	1,685,444

Subtotal Control Investments			43,053,372	48,108,197

MAIN STREET CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS — (Continued)
December 31, 2007

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value

Affiliate Investments(4)
Advantage Millwork Company, Inc.	Manufacturer/Distributor
12% Secured Debt (Maturity — February 5, 2012)	of Wood Doors	2,666,667	2,547,510	2,547,510
Warrants (Fully diluted 10.9%)			87,120	87,120

			2,634,630	2,634,630
American Sensor Technologies, Inc.	Manufacturer of Commercial/
Prime plus 0.5% Secured Debt (Maturity — May 31, 2010)	Industrial Sensors	3,500,000	3,404,755	3,404,755
Warrants (Fully diluted 20.0%)			50,000	750,000

			3,454,755	4,154,755
Carlton Global Resources, LLC	Processor of
13% PIK Secured Debt (Maturity — November 15, 2011)	Industrial Minerals	4,687,777	4,555,835	2,618,421
Member Units (Fully diluted 8.5%)			400,000	—

			4,955,835	2,618,421
Houston Plating & Coatings, LLC	Plating & Industrial
Prime plus 2% Secured Debt (Maturity — July 19, 2011)	Coating Services	100,000	100,000	100,000
Member Units(7) (Fully diluted 11.8%)			210,000	2,450,000

			310,000	2,550,000
KBK Industries, LLC	Specialty Manufacturer of
14% Secured Debt (Maturity — January 23, 2011)	Oilfield and Industrial	3,937,500	3,730,881	3,730,881
8% Secured Debt (Maturity — July 1, 2009)	Products	623,063	623,063	623,063
Prime Plus 2% Secured Debt (Maturity — January 31, 2008)			75,000	686,250
Member Units(7) (Fully diluted 14.5%)			187,500	700,000

			4,616,444	5,740,194
Laurus Healthcare, LP	Healthcare Facilities
13% Secured Debt (Maturity — May 7, 2009)		3,010,000	2,934,625	2,934,625
Warrants (Fully diluted 18.2%)			105,000	715,000

			3,039,625	3,649,625
National Trench Safety, LLC	Trench & Traffic
10% PIK Debt (Maturity — April 16, 2014)	Safety Equipment	365,334	314,805	314,805
Member Units (Fully diluted 10.9%)			1,792,308	1,792,308

			2,107,113	2,107,113
Pulse Systems, LLC	Manufacturer of
14% Secured Debt (Maturity — June 1, 2009)	Components for	2,307,498	2,260,420	2,260,420
Warrants (Fully diluted 6.6%)	Medical Devices		118,000	350,000

			2,378,420	2,610,420
Transportation General, Inc.	Taxi Cab/Transportation
13% Secured Debt (Maturity — May 31, 2010)	Services	3,600,000	3,501,966	3,501,966
Warrants (Fully diluted 24.0%)			70,000	340,000

			3,571,966	3,841,966
Turbine Air Systems, Ltd.	Commercial and
12% Secured Debt (Maturity — October 11, 2011)	Industrial Chilling Systems	1,000,000	905,213	905,213

Vision Interests, Inc.	Manufacturer/
13% Secured Debt (Maturity — June 5, 2012)	Installer of Commercial	3,760,000	3,541,662	3,541,662
Common Stock (Fully diluted 8.9%)	Signage		372,000	372,000
Warrants (Fully diluted 11.2%)			160,000	375,000

			4,073,662	4,288,662
WorldCall, Inc.	Telecommunication/
13% Secured Debt (Maturity — October 22, 2009)	Information Services	782,500	745,217	745,217
Common Stock (Fully diluted 6.2%)			169,173	180,000
Warrants (Fully diluted 13.4%)			75,000	150,000

			989,390	1,075,217

Subtotal Affiliate Investments			33,037,053	36,176,216

MAIN STREET CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS — (Continued)
December 31, 2007

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value

Non-Control/Non-Affiliate Investments(5):
East Teak Fine Hardwoods, Inc.
13% Current/5.5% PIK Secured Debt (Maturity — April 13, 2011)	Hardwood Products	1,651,028	1,586,391	1,586,391
Common Stock (Fully diluted 3.3%)			130,000	490,000

			1,716,391	2,076,391
Support Systems Homes, Inc.	Manages Substance
14% Current/4% PIK Secured Debt	Abuse Treatment
(Maturity — June 5, 2012)	Centers	1,525,674	1,507,596	1,507,596
8% Secured Debt (Maturity — June 5, 2012)		158,888	157,014	157,014

			1,664,610	1,664,610

Subtotal Non-Control/Non-Affiliate Investments			3,381,001	3,741,001

Main Street Capital Partners, LLC (Investment Manager)
100% of Membership Interests	Asset Management		18,000,000	17,625,000

Total Portfolio Investments, December 31, 2007			$97,471,426	$105,650,414

Idle Funds Investments
4.691% Federal Home Loan Bank Discount Note	Investments in U.S.
(Maturity — April 11, 2008)	Agency Securities	3,500,000	$3,421,791	$3,421,791
4.691% Federal National Mortgage Association Discount (Maturity — April 2, 2008)		3,500,000	3,425,490	3,425,490
4.675% Federal Home Loan Bank Discount Note (Maturity — March 20, 2008)		3,500,000	3,431,089	3,431,089
4.668% Federal Home Loan Bank Discount Note (Maturity — March 5, 2008)		3,500,000	3,437,408	3,437,408
4.673% Federal Home Loan Bank Discount Note (Maturity — February 20, 2008)		3,500,000	3,443,197	3,443,197
4.77% Federal Home Loan Mortgage Corp Discount Note (Maturity — February 7, 2008)		3,500,000	3,448,948	3,448,948
4.64% Federal National Mortgage Association Discount (Maturity — January 23, 2008)		3,500,000	3,455,338	3,455,338

Total Idle Funds Investments, December 31, 2007			$24,063,261	$24,063,261

(1)	All debt investments are generally income producing. Equity and warrants are non-income producing, unless otherwise noted.

(2)	See Note C for summary geographic location of portfolio companies.

(3)	Controlled investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”) as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.

(4)	Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned.

(5)	Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(6)	Principal is net of prepayments. Cost is net of prepayments and accumulated unearned income.

(7)	Income producing through payment of dividends or distributions.

(8)	Subject to contractual minimum rates.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A —	ORGANIZATION AND BASIS OF PRESENTATION

1.	Organization

Main Street Capital Corporation (“MSCC”) was formed on March 9, 2007 for the purpose of (i) acquiring 100% of the equity interests of Main Street Mezzanine Fund, LP (the “Fund”) and its general partner, Main Street Mezzanine Management, LLC (the “General Partner”), (ii) acquiring 100% of the equity interests of Main Street Capital Partners, LLC (the “Investment Manager”), (iii) raising capital in an initial public offering, which was completed in October 2007 (the “IPO”), and (iv) thereafter operating as an internally-managed business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The term “Main Street” refers to the Fund plus the General Partner prior to the IPO and to Main Street Capital Corporation and its subsidiaries, including the Fund and the General Partner, after the IPO.

On October 2, 2007, prior to the IPO, the following transactions were consummated (collectively, the “Formation Transactions”):

•	MSCC acquired 100% of the limited partnership interests in the Fund, which became a wholly-owned consolidated subsidiary of MSCC; the Fund retained its Small Business Investment Company (“SBIC”) license, continued to hold its existing investments, and will make new investments with available funds;

•	MSCC acquired 100% of the equity interests in the General Partner of the Fund, which became a wholly-owned consolidated subsidiary of MSCC; and

•	MSCC acquired 100% of the equity interests in the Investment Manager. The Investment Manager became a wholly-owned portfolio company of MSCC under the 1940 Act, as the Investment Manager is not an investment company and does not conduct substantially all of its investment management activities for Main Street and its subsidiaries. See Note D for further information regarding this classification and accounting treatment.

Immediately following the Formation Transactions, Main Street Equity Interests, Inc. (“MSEI”) was formed as a wholly-owned consolidated subsidiary of MSCC. MSEI has elected for tax purposes to be treated as a corporation and is taxed at normal corporate tax rates based on its taxable income.

2.	Basis of Presentation

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For the years ended December 31, 2008 and 2007, the consolidated financial statements of Main Street include the accounts of MSCC, the Fund, MSEI and the General Partner. The Investment Manager is accounted for as a portfolio investment. The Formation Transactions involved an exchange of equity interests between companies under common control. In accordance with the guidance on exchanges of equity interests between entities under common control contained in Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”), Main Street’s results of operations and cash flows for the year ended December 31, 2007 are presented as if the Formation Transactions had occurred as of January 1, 2007. Main Street’s results of operations for the years ended December 31, 2008 and 2007, cash flows for the years ended December 31, 2008 and 2007 and financial positions as of December 31, 2008 and 2007 are presented on a consolidated basis. In addition, the results of Main Street’s operations and its cash flows for the year ended December 31, 2006 have been presented on a combined basis in order to provide comparative information with respect to prior periods. The effects of all intercompany transactions between Main Street and its subsidiaries have been eliminated in consolidation. As a result of adopting the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), in the first quarter of 2008, certain reclassifications have been made to prior period balances to conform with the current financial statement presentation.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Portfolio Investment Classification

Main Street classifies its portfolio investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which Main Street owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation. Under the 1940 Act, “Affiliate Investments” are defined as those investments in companies in which Main Street owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-Control/Non-Affiliate Investments” are defined as investments that are neither Control Investments nor Affiliate Investments. The “Investment in affiliated Investment Manager” represents Main Street’s investment in a wholly-owned, investment manager subsidiary that is accounted for as a portfolio investment of Main Street.

NOTE B —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Valuation of Portfolio Investments

Main Street accounts for its portfolio investments at fair value. As a result, Main Street adopted the provisions of SFAS 157 in the first quarter of 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. SFAS 157 requires Main Street to assume that the portfolio investment is to be sold in the principal market to market participants, or in the absence of a principal market, in the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. With the adoption of this statement, Main Street incorporated the income approach to estimate the fair value of its debt investments principally using a yield-to-maturity model, resulting in the recognition of $0.7 million in unrealized appreciation from ten debt investments upon adoption. Prior to the adoption of SFAS 157, Main Street reported unearned income as a single line item on the consolidated balance sheets and consolidated schedule of investments. Unearned income is no longer reported as a separate line and is now part of the investment portfolio cost and fair value on the consolidated balance sheets and the consolidated schedule of investments. This change in presentation had no impact on the overall net cost or fair value of Main Street’s investment portfolio and had no impact on Main Street’s financial position or results of operations.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and includes these events in the valuation process. Main Street’s valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio.

For valuation purposes, control investments are composed of equity and debt securities for which Main Street has a controlling interest in the portfolio company or has the ability to nominate a majority of the portfolio company’s board of directors. Market quotations are generally not readily available for Main Street’s control investments. As a result, Main Street determines the fair value of control investments using a combination of market and income approaches. Under the market approach, Main Street will typically use the enterprise value methodology to determine the fair value of these investments. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, Main Street analyzes various factors, including the portfolio company’s historical and projected financial results. Main Street allocates the enterprise value to investments in order of the legal priority of the investments. Main Street will also use the income approach to determine the fair value of these securities, based on projections of the discounted future free cash flows that the portfolio company or the debt security will likely generate. The valuation approaches for Main Street’s control investments estimate the value of the investment if it were to sell, or exit, the investment, assuming the highest and best use of the investment by market participants. In addition, these valuation approaches consider the value associated with Main Street’s ability to control the capital structure of the portfolio company, as well as the timing of a potential exit.

For valuation purposes, non-control investments are composed of debt and equity securities for which Main Street does not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company’s board of directors. Market quotations for Main Street’s non-control investments are not readily available. For Main Street’s non-control investments, Main Street uses the market approach to value its equity investments and the income approach to value its debt instruments. For non-control debt investments, Main Street determines the fair value primarily using a yield approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Main Street’s estimate of the expected repayment date of a debt security is generally the legal maturity date of the instrument, as Main Street generally intends to hold its loans to maturity. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. Main Street will use the value determined by the yield analysis as the fair value for that security; however, because of Main Street’s general intent to hold its loans to maturity, the fair value will not exceed the face amount of the debt security. A change in the assumptions that Main Street uses to estimate the fair value of its debt securities using the yield analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or a debt security is in workout status, Main Street may consider other factors in determining the fair value of a debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Duff & Phelps, LLC, an independent valuation firm (“Duff & Phelps”), has provided third-party valuation consulting services to Main Street, which consisted of certain mutually agreed limited procedures that Main Street identified and requested Duff & Phelps to perform (hereinafter referred to as the “Procedures”). During 2008, the Procedures were performed on investments in 24 portfolio companies and on the investment in the Investment Manager comprising approximately 84% of the total portfolio investments at fair value as of December 31, 2008, with the Procedures performed on investments in 5 portfolio companies for the quarter ended March 31, 2008, investments in 8 portfolio companies for the quarter ended June 30, 2008, 5 portfolio companies for the quarter ended September 30, 2008 and 6 portfolio companies and the Investment Manager for the quarter ended December 31, 2008. Duff & Phelps had also reviewed a total of 24 portfolio companies comprising approximately 77% of the total portfolio investments at fair value as of December 31, 2007. Upon completion of the Procedures in each case, Duff & Phelps concluded that the fair value, as determined by Main Street, of those investments subjected to the Procedures did not appear to be unreasonable. The Board of Directors of Main Street has final responsibility for overseeing, reviewing and approving, in good faith, Main Street’s estimate of the fair value for the investments.

Main Street believes its investments as of December 31, 2008 and 2007 approximate fair value as of those dates based on the market in which Main Street operates and other conditions in existence at those reporting periods.

2.	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results may differ from these estimates under different conditions or assumptions. Additionally, as explained above, the financial statements include portfolio investments whose values have been estimated by Main Street with the oversight, review and approval by Main Street’s Board of Directors in the absence of readily ascertainable market values. Because of the inherent uncertainty of the portfolio investment valuations, those estimated values may differ significantly from the values that would have been used had a readily available market for the investments existed, and it is reasonably possible that the differences could be material.

3.	Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value.

4.	Idle Funds Investments

Idle funds investments consist primarily of short term investments in U.S. government agency securities, investments in high-quality debt investments and diversified bond funds. With the exception of diversified bond funds, idle funds investments generally mature in one year or less but longer than three months from the time of investment, and management’s intent is to generally hold such investments to maturity.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Interest and Dividend Income

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

While not significant to its total portfolio, Main Street holds debt instruments in its portfolio that contain payment-in-kind (“PIK”) interest provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment.

For each of the two years ended December 31, 2008, and 2007, Main Street had one investment on non-accrual status comprising approximately 0.5% and 3.1%, respectively, of the total portfolio investments at fair value for each of the two years then ended (excluding Main Street’s investment in the Investment Manager).

6.	Deferred Financing Costs

Deferred financing costs include SBIC debenture commitment fees and SBIC debenture leverage fees which have been capitalized and which are amortized into interest expense over the term of the debenture agreement (10 years).

Deferred financing costs also include costs related to a two-year treasury line of credit and a three-year investment credit facility. These costs have been capitalized and are amortized into interest expense over their respective terms.

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

In connection with its debt investments, Main Street sometimes receives nominal cost warrants (“nominal cost equity”) that are valued as part of the negotiation process with the particular portfolio company. When Main Street receives nominal cost equity, Main Street allocates its cost basis in its investment between its debt securities and its nominal cost equity at the time of origination. Any resulting discount from recording the

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

debt is reflected as unearned income, which is netted against the investment, and accreted into interest income based on the effective interest method over the life of the debt.

9.	Share-Based Compensation

Main Street accounts for its share-based compensation plans using the fair value method, as prescribed by SFAS No. 123R, Share-Based Payment (“SFAS 123R”). Accordingly, for restricted stock awards, Main Street measures the grant date fair value based upon the market price of its common stock on the date of the grant and amortizes that fair value as share-based compensation expense over the requisite service period or vesting term.

10.	Income Taxes

MSCC has elected and intends to qualify for the tax treatment applicable to regulated investment companies (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and, among other things, intends to make the required distributions to its stockholders as specified therein. In order to qualify as a RIC, Main Street is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, each year. Depending on the level of taxable income earned in a tax year, Main Street may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income.

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

11.	Net Realized Gains or Losses from Investments and Net Change in Unrealized Appreciation or Depreciation from Investments

Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment and the cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period net of recoveries.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net change in unrealized appreciation or depreciation from investments reflects the net change in the valuation of the investment portfolio pursuant to Main Street’s valuation guidelines and the reclassification of any prior period unrealized appreciation or depreciation on exited investments.

12.	Concentration of Credit Risks

Main Street places its cash in financial institutions, and at times, such balances may be in excess of the federally insured limit.

13.	Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Main Street believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate the fair values of such items. Idle funds investments consist primarily of short term investments in U.S. government agency securities, investments in high-quality debt investments and diversified bond funds. The fair value determination for these investments primarily consists of Level 1 observable inputs. The SBIC debentures remain a strategic advantage due to their flexible structure, long-term duration, and low fixed interest rates. As of December 31, 2008, had Main Street adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) relating to accounting for debt obligations at their fair value, Main Street estimates the fair value of its SBIC debentures would be approximately $41 million, or $14 million less than the face value of the SBIC debentures.

14.	Initial Public Offering Costs

For the year ended December 31, 2007, Main Street incurred total costs of $2,337,823 associated with the initial public offering of Main Street. These costs principally related to accounting, legal and other professional fees associated with the company’s initial public offering which was completed in October 2007.

Of the $2,337,823 in total costs incurred related to initial public offering, $695,250 of such costs were professional fees related to the IPO which were deducted in determining the Net Investment Income and Net Increase in Net Assets Resulting from Operations for the year ended December 31, 2007. The remaining $1,642,573 in offering costs incurred has been reflected as a reduction to Additional Paid In Capital.

15.	Earnings per Share

Basic and diluted per share calculations are computed utilizing the weighted average number of shares of common stock outstanding for the period. The diluted weighted average number of shares of common stock outstanding for 2008 reflects the dilution attributable to unvested shares of restricted stock that are part of Main Street’s share-based compensation plans as discussed in Note M. The diluted weighted average number of shares was calculated using the Treasury Stock method. The weighted average number of shares of common stock outstanding for 2007 was calculated as if the Formation Transactions and the IPO had occurred on January 1, 2007, consistent with the guidance on exchanges of shares between entities under common control contained in SFAS 141. This approach resulted in more relevant and meaningful per share computations.

For the year ended December 31, 2008, the difference between the weighted average number of basic and diluted shares was small enough to result in the same earnings per share calculation for both basic and diluted earnings per share. As Main Street had no common stock equivalents outstanding as of December 31, 2007, diluted earnings per share was the same as basic earnings per share. For the year ended December 31, 2006, earnings per share calculations were not appropriate due to the partnership structure comprising the combined

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements of the Fund and the General Partner nor would calculations be representative of Main Street prospectively.

16.	Recently Issued Accounting Standards

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

NOTE C — FAIR VALUE HIERARCHY FOR PORTFOLIO AND IDLE FUNDS INVESTMENTS

In connection with valuing portfolio and idle funds investments, Main Street adopted the provisions of SFAS 157 in the first quarter of 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. Main Street accounts for its portfolio investments at fair value.

Fair Value Hierarchy

In accordance with SFAS 157, Main Street has categorized its portfolio and idle funds investments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical investments (Level 1) and the lowest priority to unobservable inputs (Level 3).

Portfolio and idle funds investments recorded on Main Street’s balance sheet are categorized based on the inputs to the valuation techniques as follows:

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Main Street conducts reviews of fair value hierarchy classifications on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain investments. As of December 31, 2008, all of Main Street’s idle funds investments consisted primarily of investments in high-quality debt investments and diversified bond funds. The fair value determination for these investments primarily consisted of observable inputs. As a result, all of Main Street’s idle funds investments were categorized as Level 1 with a fair value of $4,389,795.

As of December 31, 2008, all of Main Street’s portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s portfolio investments were categorized as Level 3. The fair value determination of each portfolio investment required one or more of the following unobservable inputs:

•	Financial information obtained from each portfolio company, including unaudited statements of operations and balance sheets for the most recent period available as compared to budgeted numbers;

•	Current and projected financial condition of the portfolio company;

•	Current and projected ability of the portfolio company to service its debt obligations;

•	Type and amount of collateral, if any, underlying the investment;

•	Current financial ratios (e.g., fixed charge coverage ratio, interest coverage ratio, net debt/EBITDA ratio) applicable to the investment;

•	Current liquidity of the investment and related financial ratios (e.g., current ratio and quick ratio);

•	Pending debt or capital restructuring of the portfolio company;

•	Projected operating results of the portfolio company;

•	Current information regarding any offers to purchase the investment;

•	Current ability of the portfolio company to raise any additional financing as needed;

•	Changes in the economic environment which may have a material impact on the operating results of the portfolio company;

•	Internal occurrences that may have an impact (both positive and negative) on the operating performance of the portfolio company;

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Qualitative assessment of key management;

•	Contractual rights, obligations or restrictions associated with the investment; and

•	Other factors deemed relevant.

The following table provides a summary of changes in fair value of Main Street’s Level 3 investments for the year ended December 31, 2008:

					Net	Net
			Redemptions/		Changes from	Unrealized
Type of	December 31, 2007	Accretion of	Repayments/	New	Unrealized	Appreciation	December 31, 2008
Investment	Fair Value	Unearned Income	Realized Losses	Investments	to Realized	(Depreciation)	Fair Value

Debt	$64,581,986	$1,062,452	$(23,595,109)	$40,586,637	$4,568,891	$(5,453,814)	$81,751,043
Equity	16,361,308	—	(590,041)	5,995,743	(2,717,500)	3,685,636	22,735,146
Equity warrants	7,082,120	—	1,069,046	959,856	(3,636,654)	370,632	5,845,000
Investment Manager	17,625,000	—	—	—	—	(949,374)	16,675,626

	$105,650,414	$1,062,452	$(23,116,104)	$47,542,236	$(1,785,263)	$(2,346,920)	$127,006,815

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

As discussed further in Note D, the Investment Manager is a wholly owned subsidiary of MSCC. However, the Investment Manager is accounted for as a portfolio investment of Main Street, since it is not an investment company and since it conducts a significant portion of its investment management activities for entities other than MSCC or one of its subsidiaries. To allow for more relevant disclosure of Main Street’s “core” investment portfolio, Main Street’s investment in the Investment Manager has been excluded from the tables and amounts set forth in this Note C.

Investment income, consisting of interest, dividends and fees, can fluctuate dramatically. Revenue recognition in any given year could also be highly concentrated among several portfolio companies. For the year ended December 31, 2008, Main Street recorded investment income from one portfolio company in excess of 10% of total investment income. The investment income from that portfolio company represented approximately 21% of the total investment income for the period, principally related to high levels of dividend income and transaction and structuring fees on the investment in such company. For the year ended December 31, 2007, Main Street did not record investment income from any portfolio company in excess of 10% of total investment income.

As of December 31, 2008, Main Street had debt and equity investments in 31 core portfolio companies with an aggregate fair value of $110,331,189 and a weighted average effective yield on its debt investments of 14.0%. Approximately 84% of Main Street’s total core portfolio investments at cost were in the form of debt investments and 91% of such debt investments at cost were secured by first priority liens on the assets of Main Street’s portfolio companies as of December 31, 2008. At December 31, 2008, Main Street had equity ownership in approximately 94% of its core portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 25%. As of December 31, 2007, Main Street had debt and equity investments in 27 core portfolio companies with an aggregate fair value of $88,025,414 and a weighted average effective yield on its debt investments of 14.3%. The weighted average yields were computed using the effective interest rates for all debt investments at December 31, 2008 and 2007, including

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortization of deferred debt origination fees and accretion of original issue discount but excluding any debt investments on non-accrual status.

Summaries of the composition of Main Street’s core investment portfolio at cost and fair value as a percentage of total portfolio investments are shown in the following table:

Cost:	December 31, 2008	December 31, 2007

First lien debt	76.2%	81.5%
Equity	11.0%	10.7%
Second lien debt	7.4%	6.1%
Equity warrants	5.4%	1.7%

	100.0%	100.0%

Fair Value:	December 31, 2008	December 31, 2007

First lien debt	67.0%	70.1%
Equity	15.7%	18.6%
Equity warrants	10.2%	8.0%
Second lien debt	7.1%	3.3%

	100.0%	100.0%

The following table shows the core investment portfolio composition by geographic region of the United States at cost and fair value as a percentage of total portfolio investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	December 31, 2008	December 31, 2007

Southwest	50.2%	31.9%
West	36.3%	37.1%
Southeast	5.1%	11.4%
Midwest	4.7%	5.8%
Northeast	3.7%	13.8%

	100.0%	100.0%

Fair Value:	December 31, 2008	December 31, 2007

Southwest	56.0%	41.2%
West	31.1%	32.9%
Midwest	5.1%	6.5%
Southeast	4.1%	10.3%
Northeast	3.7%	9.1%

	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Set forth below are tables showing the composition of Main Street’s core investment portfolio by industry at cost and fair value as of December 31, 2008 and 2007:

Cost:	December 31, 2008	December 31, 2007

Industrial equipment	12.0%	6.6%
Precast concrete manufacturing	11.3%	—
Custom wood products	9.3%	8.4%
Agricultural services	8.3%	11.6%
Electronics manufacturing	7.6%	9.5%
Transportation/Logistics	6.6%	6.7%
Retail	6.5%	3.3%
Restaurant	6.1%	3.4%
Health care products	5.8%	4.2%
Mining and minerals	4.8%	9.1%
Manufacturing	4.7%	12.0%
Health care services	4.2%	5.9%
Professional services	4.1%	3.3%
Metal fabrication	3.4%	4.6%
Equipment rental	2.1%	2.6%
Infrastructure products	1.7%	2.4%
Information services	0.9%	1.2%
Industrial services	0.5%	0.4%
Distribution	0.1%	2.2%
Consumer products	—	2.6%

	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value:	December 31, 2008	December 31, 2007

Precast concrete manufacturing	13.7%	—
Industrial equipment	10.2%	6.0%
Agricultural services	8.1%	10.5%
Electronics manufacturing	7.7%	9.6%
Retail	7.0%	3.4%
Custom wood products	6.8%	7.5%
Restaurant	6.7%	4.5%
Transportation/Logistics	6.5%	6.6%
Health care services	6.1%	6.0%
Health care products	5.8%	4.1%
Professional services	5.4%	4.1%
Manufacturing	5.1%	9.5%
Metal fabrication	4.3%	4.2%
Industrial services	2.8%	2.9%
Equipment rental	2.0%	2.4%
Information services	0.9%	1.2%
Infrastructure products	0.5%	2.2%
Distribution	0.4%	2.4%
Mining and minerals	—	12.9%

	100.0%	100.0%

Main Street’s core portfolio investments are generally in lower middle-market companies conducting business in a variety of industries. At December 31, 2008, Main Street had one investment that was greater than 10% of its total core investment portfolio at fair value. That investment represented approximately 13.8% of the portfolio at fair value. At December 31, 2007, Main Street had one investment that was greater than 10% of its total core investment portfolio at fair value. That investment represented approximately 10.5% of the core investment portfolio at fair value.

NOTE D —	WHOLLY OWNED INVESTMENT MANAGER

As part of the Formation Transactions, the Investment Manager became a wholly owned subsidiary of MSCC. However, the Investment Manager is accounted for as a portfolio investment of Main Street, since the Investment Manager is not an investment company and since it conducts a significant portion of its investment management activities for Main Street Capital II, LP (“MSC II”), a separate SBIC fund, which is not part of MSCC or one of its subsidiaries. The Investment Manager receives recurring investment management fees from MSC II pursuant to a separate investment advisory agreement, paid quarterly, which currently total $3.3 million per year. The portfolio investment in the Investment Manager is accounted for using fair value accounting, with the fair value determined by Main Street and approved, in good faith, by Main Street’s Board of Directors, based on the same valuation methodologies applied to determine the original $18 million valuation. The original valuation for the Investment Manager was based on the estimated present value of the net cash flows received for investment management services provided to MSC II, over the estimated dollar averaged life of the related management contract, and was also based on comparable public market transactions. The net cash flows utilized in the valuation of the Investment Manager exclude any revenues and expenses from all related parties (including MSCC) but include the management fees from MSC II and an estimated allocation of costs related to providing services to MSC II. Any change in fair value of the

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment Manager investment is recognized on Main Street’s statement of operations as “Unrealized appreciation (depreciation) in Investment in affiliated Investment Manager,” with a corresponding increase (in the case of appreciation) or decrease (in the case of depreciation) to “Investment in affiliated Investment Manager” on Main Street’s balance sheet. Main Street believes that the valuation for the Investment Manager will decrease over the life of the management contract with MSC II, absent obtaining additional recurring cash flows from performing investment management activities for other external investment entities.

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

MSCC has a support services agreement with the Investment Manager that is structured to provide reimbursement to the Investment Manager for any personnel, administrative and other costs it incurs in conducting its operational and investment management activities in excess of the investment management fees received from MSC II. As a wholly owned subsidiary of MSCC, the Investment Manager manages the day-to-day operational and investment activities of MSCC and its subsidiaries, as well as the investment activities of MSC II. The Investment Manager pays personnel and other administrative expenses, except those specifically required to be borne by MSCC, which principally include direct costs that are specific to MSCC’s status as a publicly traded entity. The expenses paid by the Investment Manager include the cost of salaries and related benefits, rent, equipment and other administrative costs required for day-to-day operations.

Pursuant to the support services agreement with MSCC, the Investment Manager is reimbursed for its excess expenses associated with providing investment management and other services to MSCC and its subsidiaries, as well as MSC II. Each quarter, as part of the support services agreement, MSCC makes payments to cover all expenses incurred by the Investment Manager, less the recurring management fees that the Investment Manager receives from MSC II pursuant to a long-term investment advisory services agreement. For the year ended December 31, 2008, the expenses reimbursed by MSCC to the Investment Manager were approximately $1.0 million. For the period from October 2, 2007 through December 31, 2007, no expenses were reimbursed by MSCC to the Investment Manager.

In its separate stand alone financial statements as presented below, the Investment Manager recognized an $18 million intangible asset related to the investment advisory agreement with MSC II and consistent with Staff Accounting Bulletin No. 54, Application of “Pushdown” Basis of Accounting in Financial Statements of Subsidiaries Acquired by Purchase (“SAB 54”). Under SAB 54, push-down accounting is required in “purchase transactions that result in an entity becoming substantially wholly owned.” In this case, MSCC acquired 100% of the equity interests in the Investment Manager. Because the $18 million value attributed to MSCC’s investment in the Investment Manager was derived from the long-term, recurring management fees under the investment advisory agreement with MSC II, the same methodology used to determine the $18 million valuation of the Investment Manager was utilized to establish the push-down accounting basis for the intangible asset. The intangible asset is being amortized over the estimated economic life of the investment advisory agreement with MSC II. As of December 31, 2008, the Investment Manager recognized $1,174,207 in cumulative amortization expense associated with the intangible asset. Amortization expense is not included in the expenses reimbursed by MSCC to the Investment Manager based upon the support services agreement between the two entities since it is non-cash in nature.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information from the separate financial statements of the Investment Manager is as follows:

	As of December 31,
	2008	2007
	(Unaudited)

ASSETS
Cash	$20,772	$86,439
Accounts receivable	17,990	14,142
Accounts receivable — MSCC	302,633	—
Intangible asset (net of accumulated amortization of $1,174,207 as of December 31, 2008)	16,825,793	18,000,000
Deposits and other	103,392	29,094

Total assets	$17,270,580	$18,129,675

LIABILITIES
Accounts payable — MSCC	$—	$207,898
Accrued liabilities	589,360	66,349

Total liabilities	589,360	274,247
Equity	16,681,220	17,855,428

Total liabilities and equity	$17,270,580	$18,129,675

		For the Period
		October 2,
		2007
	Year Ended	through
	December 31,	December 31,
	2008	2007
	(Unaudited)

Management fee income from Main Street Capital II	$3,325,200	$831,300
Other management advisory fees	47,750	—

Total income	3,372,950	831,300
EXPENSES
Salaries, benefits and other personnel costs	(3,483,336)	(612,377)
Occupancy expense	(184,285)	(45,343)
Professional expenses	(81,208)	(57,703)
Amortization expense — intangible asset	(1,174,207)	—
Other	(630,956)	(115,877)
Expense reimbursement from MSCC	1,006,835	—

Total net expenses	(4,547,157)	(831,300)

Net income (loss)	$(1,174,207)	$—

Prior to the Formation Transactions and the IPO, the Fund had a separate investment advisory agreement with the Investment Manager which provided for recurring management fees to be paid from the Fund to the Investment Manager. As part of this agreement, the Investment Manager was responsible for managing the day-to-day operational and investment activities of the Fund. Subsequent to the Formation Transactions and IPO, the Fund has not paid any management fees to the Investment Manager since both entities are now

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

wholly owned by MSCC. Management fees paid by the Fund to the Investment Manager, prior to the Formation Transactions and IPO, for the years ended December 31, 2007 and 2006 were $1,499,937 and $1,942,032, respectively.

NOTE E —	DEFERRED FINANCING COSTS

Deferred financing costs balances as of December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007

SBIC debenture commitment fees	$550,000	$550,000
SBIC debenture leverage fees	1,367,575	1,367,575
Other	673,700	282,512

Subtotal	2,591,275	2,200,087
Accumulated amortization	(956,037)	(529,952)

Ending deferred financing costs balance	$1,635,238	$1,670,135

Estimated aggregate amortization expense for each of the five years succeeding December 31, 2008 and thereafter is as follows:

Estimated
Years Ending December 31,	Amortization

2009	$402,091
2010	$316,689
2011	$295,867
2012	$191,758
2013	$182,424
2014 and thereafter	$246,409

NOTE F —	SBIC DEBENTURES

SBIC debentures payable at both December 31, 2008 and 2007 was $55,000,000. SBIC debentures provide for interest to be paid semi-annually with principal due at the applicable 10-year maturity date. Main Street paid interest on the SBIC debentures of $3,188,015 and $2,852,002 for the years ended 2008 and 2007, respectively. The weighted average interest rate as of December 31, 2008 and 2007 was 5.78%. The first principal maturity due under the existing SBIC debentures is in 2013. Main Street is subject to regular compliance examinations by the SBA. There have been no historical findings resulting from these examinations.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SBIC Debentures payable at December 31, 2008 and 2007 consist of the following:

		Fixed
	Maturity	Interest
Pooling Date	Date	Rate	Amount

9/24/2003	9/1/2013	5.76%	$4,000,000
3/24/2004	3/1/2014	5.01%	3,000,000
9/22/2004	9/1/2014	5.57%	9,000,000
9/22/2004	9/1/2014	5.54%	6,000,000
3/23/2005	3/1/2015	5.93%	2,000,000
3/23/2005	3/1/2015	5.89%	2,000,000
9/28/2005	9/1/2015	5.80%	19,100,000
3/28/2007	3/1/2017	6.23%	3,900,000
3/28/2007	3/1/2017	6.26%	1,000,000
3/28/2007	3/1/2017	6.32%	5,000,000

Balances as of December 31, 2008 and 2007			$55,000,000

NOTE G —	INVESTMENT AND TREASURY CREDIT FACILITIES

On October 24, 2008, Main Street entered into a $30 million, three-year investment credit facility (the “Investment Facility”) with Branch Banking and Trust Company (“BB&T”) and Compass Bank, as lenders, and BB&T, as administrative agent for the lenders. The purpose of the Investment Facility is to provide additional liquidity in support of future investment and operational activities. The Investment Facility allows for an increase in the total size of the facility up to $75 million, subject to certain conditions, and has a maturity date of October 24, 2011. Borrowings under the Investment Facility bear interest, subject to Main Street’s election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.75% or (ii) the applicable base rate plus 0.75%. Main Street will pay unused commitment fees of 0.375% per annum on the average unused lender commitments under the Investment Facility. The Investment Facility is secured by certain assets of MSCC, MSEI and the Investment Manager. The Investment Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum liquidity of not less than 10% of the aggregate principal amount outstanding, (ii) maintaining an interest coverage ratio of at least 2.00 to 1.00, and (iii) maintaining a minimum tangible net worth. At December 31, 2008, Main Street had no borrowings outstanding under the Investment Facility, and Main Street was in compliance with all covenants of the Investment Facility.

On December 31, 2007, Main Street entered into a treasury-based credit facility (the “Treasury Facility”) among Main Street, Wachovia Bank, National Association and BB&T, as administrative agent for the lenders. The purpose of the Treasury Facility is to provide flexibility in the sizing of portfolio investments and to facilitate the growth of Main Street’s investment portfolio. Under the Treasury Facility, the lenders had agreed to extend revolving loans to Main Street in an amount not to exceed $100 million; however, due to the maturation of Main Street’s investment portfolio and the additional flexibility provided by the Investment Facility, Main Street unilaterally reduced the Treasury Facility from $100 million to $50 million during October 2008. The reduction in the size of the Treasury Facility will reduce the amount of unused commitment fees paid by Main Street. The Treasury Facility has a two-year term and bears interest, at Main Street’s option, either (i) at the LIBOR rate or (ii) at a published prime rate of interest, plus 0.25% in each case. The applicable interest rates under the Treasury Facility would be increased by 0.15% if usage under the Treasury Facility is in excess of 50% of the days within a given calendar quarter. The Treasury Facility requires payment of 0.15% per annum in unused commitment fees based on average daily unused balances under the facility. The Treasury Facility is secured by certain securities accounts maintained for Main Street by BB&T

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and is also guaranteed by Main Street’s wholly-owned Investment Manager. The Treasury Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a cash collateral coverage ratio of at least 1.01 to 1.0, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum tangible net worth. At December 31, 2008, Main Street had no borrowings outstanding under the Treasury Facility, and Main Street was in compliance with all covenants of the Treasury Facility.

NOTE H —	FINANCIAL HIGHLIGHTS

The financial highlights are prepared in accordance with the guidance on exchanges of shares between entities under common control contained in SFAS 141, with ratios and per share amounts calculated as if the Formation Transactions and the IPO had occurred as of January 1, 2007.

	Years Ended December 31,
Per Share Data:	2008	2007

Net asset value at beginning of period	$12.85	$4.90
Net investment income(1)	1.15	0.76
Net realized gains(1)(2)	0.16	0.55
Net change in unrealized depreciation on investments(1)(2)	(0.44)	(0.63)
Income tax benefit (provision)(1)	0.35	(0.38)

Net increase in net assets resulting from operations(1)	1.22	0.30
Net increase in net assets associated with the Formation Transactions and the Offering	—	8.66
Net decrease in net assets from dividends paid to stockholders	(1.43)	(0.33)
Net decrease in net assets from dividends declared as of December 31, 2008 for the January 15, 2009 monthly dividend	(0.13)	—
Net decrease in net assets from distributions to partners, net of contributions(3)	—	(0.72)
Increase due to shares issued pursuant to the dividend reinvestment plan	0.02	0.22
Increase due to share-based compensation	0.06	—
Accretive effect of share repurchase program (repurchases below net asset value)	0.01	—
Other(4)	(0.40)	(0.18)

Net asset value at December 31, 2008 and 2007	$12.20	$12.85

Market value at December 31, 2008 and 2007	$9.77	$14.01
Shares outstanding at December 31, 2008 and 2007	9,206,483	8,959,718

(1)	Based on weighted average number of common shares outstanding for the period.

(2)	Net realized gains and net change in unrealized appreciation or depreciation can fluctuate significantly from period to period.

(3)	Net of partner contributions made during the period.

(4)	Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2008	2007	2006(1)

Net assets at end of period	$112,356,056	$115,149,208	$43,272,531
Average net assets	$114,977,272	$56,882,526	$38,621,188
Average outstanding debt	$55,000,000	$53,020,000	$45,100,000
Ratio of total expenses, excluding interest expense, to average net assets(2)(4)	2.79%	4.76%	5.54%
Ratio of total expenses to average net assets(2)(4)	6.07%	10.47%	12.58%
Ratio of net investment income to average net assets(2)(4)	8.97%	11.47%	12.70%
Total return based on change in net asset value(3)(5)	9.84%	5.88%	47.56%

(1)	The amounts reflected in the financial highlights represent the combined general partner and limited partner amounts.

(2)	The Investment Manager voluntarily waived $48,000 of management fees for the year ended December 31, 2006.

(3)	Total return based on change in net asset value was calculated using the sum of ending net asset value plus distributions to stockholders and/or members and partners during the period less capital contributions during the period, as divided by the beginning net asset value.

(4)	The December 31, 2007 ratio includes the impact of professional costs related to the IPO. These costs were 25.7% and 11.7% of operating expense and total expenses, respectively, for that period.

(5)	For the period prior to the Formation Transactions, this ratio combines the total return for both the managing investors (the General Partner) and the non-managing investors (limited partners).

NOTE I —	DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

In September 2008, Main Street announced that it would begin making dividend payments on a monthly, as opposed to a quarterly, basis beginning in October 2008. Main Street’s Board of Directors declared monthly dividends of $0.125 per share for each of October, November and December 2008.

For the year ended December 31, 2008, Main Street’s Board of Directors declared dividends of approximately $14.1 million or $1.55 per share of common stock, with $13.0 million or $1.425 per share paid to stockholders during 2008 and $1.1 million or $0.125 per share accrued based upon record date as of December 31, 2008 for the January 2009 monthly dividend. The dividends were comprised of ordinary income totaling $8.6 million, or $0.95 per share, and long term capital gain totaling $5.5 million, or $0.60 per share. During the period from October 2, 2007 (the date of the Formation Transactions) through December 31, 2007, Main Street’s Board of Directors declared a dividend of $2.9 million, or $0.33 per common share. The dividend was comprised of ordinary income totaling $0.9 million, or $0.105 per share, and long term capital gain totaling $2.0 million, or $0.225 per share. Ordinary dividend distributions from a RIC do not qualify for the 15% maximum tax rate on dividend income from domestic corporations and qualified foreign corporations except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations.

MSCC has elected to be treated for federal income tax purposes as a RIC on its 2007 tax return. As a RIC, Main Street generally will not pay corporate-level federal income taxes on any net ordinary income or capital gains that Main Street distributes to its stockholders as dividends. Main Street must distribute at least 90% of its investment company taxable income to qualify for pass-through tax treatment and maintain its RIC status. Main Street has distributed and currently intends to distribute sufficient dividends to qualify as a RIC.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As part of maintaining RIC status, dividends pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year provided such dividends are declared prior to the filing of Main Street’s federal income tax return. Main Street will generally be required to pay an excise tax equal to 4% of the amount by which 98% of the company’s annual taxable income for a given year exceeds the distributions for such year. For the years ended December 31, 2008 and 2007, estimated annual taxable income exceeded dividend distributions from such taxable income, and accordingly, Main Street accrued to “Income tax provision (benefit)” an excise tax of $112,625 on the 2008 estimated excess taxable income carried forward into 2009 and $60,000 on the 2007 estimated excess taxable income carried forward into 2008. For the year ended December 31, 2008, estimated excess taxable income carried forward into 2009 totaled $2,799,963 million and was reduced by, for tax purposes, the monthly dividend paid in January 2009 since it was declared and accrued prior to December 31, 2008. This tax treatment resulted in a reduction of the 2008 excise taxes required to be paid. Excluding the impact for this tax treatment of the January 2009 dividend, Main Street estimates that it generated undistributed taxable income of $3,952,448 million during 2008 that will be carried forward toward distributions paid in 2009. For the year ended December 31, 2007, excess taxable income carried forward into 2008 totaled $1,481,131 million.

Main Street’s wholly-owned subsidiary, MSEI, is a taxable entity which holds certain portfolio investments of Main Street. MSEI is consolidated with Main Street, and the portfolio investments held by MSEI are included in Main Street’s consolidated financial statements. The purpose of MSEI is to permit Main Street to hold portfolio companies which are “pass through” entities for tax purposes in order to comply with the “source income” requirements contained in the RIC tax provisions of the Code. MSEI is not consolidated with Main Street for income tax purposes and may generate income tax expense or income tax benefit as a result of its ownership of the portfolio investments. This income tax expense or benefit, if any, is reflected in Main Street’s Consolidated Statement of Operations. For the year ended December 31, 2008, Main Street recognized an income tax benefit of $3,182,401 primarily related to non-cash deferred taxes on unrealized depreciation for certain portfolio investments that are owned by MSEI. Main Street does not anticipate having this level of income tax benefit in future periods. For the period from October 2, 2007 (the date of the Formation Transactions) through December 31, 2007, Main Street recognized a cumulative income tax expense of $3,262,539 primarily related to non-cash deferred taxes on unrealized appreciation from portfolio investments that were contributed to MSEI.

Main Street’s provision for income taxes, including MSEI, was comprised of the following:

	Years Ended December 31,
	2008	2007

Current tax expense (benefit):
Federal	$663,767	$162,274
State	188,560	14,593

Total current tax expense (benefit)	852,327	176,867
Deferred tax expense (benefit):
Federal	(4,061,969)	2,967,286
State	(85,384)	58,386

Total deferred tax expense (benefit)	(4,147,353)	3,025,672
Excise tax	112,625	60,000

Total income tax provision (benefit)	$(3,182,401)	$3,262,539

Listed below is a reconciliation of “Net Increase in Net Assets Resulting From Operations” to taxable income and to total distributions to common stockholders for the years ended December 31, 2008 and 2007.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2008	2007
	(Estimated)

Net increase in net assets resulting from operations	$10,933,939	$2,544,876
Earnings prior to Formation Transactions	—	(5,819,311)
Share-based compensation	511,452	—
Net change in unrealized depreciation on investments	3,961,092	4,597,897
Income tax provision (benefit)	(3,182,401)	3,262,539
Pre-tax loss (income) of taxable subsidiary, MSEI, not consolidated for tax purposes	2,182,580	(126,624)
Book income and tax income differences, including debt origination, structuring fees and realized gains	1,033,436	(65,426)

Taxable income(1)	15,440,098	4,393,951
Taxable income earned in prior year and carried forward for distribution in current year	1,481,131	—
Taxable income earned in current year and carried forward for distribution	(2,799,963)	(1,481,131)

Total distributions declared to common stockholders	$14,121,266	$2,912,820

(1)	Main Street’s taxable income for 2008 is an estimate and will not be finally determined until the company files its 2008 tax return in September 2009. Therefore, the final taxable income, and the taxable income earned in 2008 and carried forward for distribution in 2009, may be different than this estimate.

The net deferred tax asset at December 31, 2008 was $1,121,681 and primarily related to timing differences from recognition of unrealized losses from debt and equity investments in portfolio companies as well as timing differences from taxable income from equity investments in portfolio companies which are flow through entities. The net deferred tax liability at December 31, 2007 was $3,025,672 and primarily related to timing differences from recognition of unrealized gains from equity investments in portfolio companies. Management believes that the realization of the deferred tax asset is more likely than not based on expectations as to future taxable income and scheduled reversals of temporary differences. Accordingly, Main Street did not record a valuation allowance at December 31, 2008.

Prior to the Formation Transactions, Main Street was taxed under the partnership provisions of the Code. Under these provisions of the Code, the General Partner and limited partners are responsible for reporting their share of the partnership’s income or loss on their income tax returns. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. Listed below is a reconciliation of Net Increase in Net Assets Resulting From Operations to taxable income for the year ended December 31, 2006.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended
December 31,
2006

Net increase in members’ equity and partners’ capital resulting from operations	$15,822,997
Net change in unrealized depreciation from investments	(8,488,514)
Accrual basis to cash basis adjustments:
Deferred debt origination fees included in taxable income	709,980
Accretion of unearned fee income for book income	(517,649)
Net change in interest receivable	(93,480)
Net change in interest payable	83,459
Portfolio company pass through taxable income (loss)	610,866
Other	(321,295)

Taxable income	$7,806,364

NOTE J —	COMMON STOCK AND SHARE REPURCHASE PROGRAM

On November 13, 2008, Main Street announced that its Board of Directors authorized its officers, in their discretion and subject to compliance with the 1940 Act and other applicable law, to purchase on the open market or in privately negotiated transactions, an amount up to $5 million of the outstanding shares of Main Street’s common stock at prices per share not to exceed Main Street’s last reported net asset value per share. The share repurchase program is authorized to be in effect through the earlier of December 31, 2009 or such time as the approved $5 million repurchase amount has been fully utilized. Main Street can not assure the extent that it will conduct future open market purchases. The share repurchase program does not require Main Street to repurchase any specific number of shares and may be discontinued at any time. Shares purchased under the repurchase program will be accounted for as treasury stock until such time as the shares are cancelled or reissued. During November and December 2008, Main Street purchased 34,700 shares in connection with the repurchase program at a weighted average cost of $9.54 per share.

On October 2, 2007, Main Street initiated the Formation Transactions and acquired 100% of the equity interests in the Fund, the General Partner and the Investment Manager in exchange for 4,525,726 shares.

On October 4, 2007, Main Street completed the IPO. The IPO consisted of the public offering and sale of 4,300,000 shares of common stock, including the underwriters’ exercise of the over-allotment option, at a price to the public of $15.00 per share, resulting in net proceeds of approximately $60.2 million, after deducting underwriters’ commissions totaling approximately $4.3 million.

NOTE K —	PARTNERS’ CAPITAL CONTRIBUTIONS, ALLOCATIONS AND DISTRIBUTIONS

Prior to the Formation Transactions, the Fund had received irrevocable commitments from investors to contribute capital of $26,665,548, which had been substantially paid in through the date of the Formation Transactions (October 2, 2007).

The Fund is a licensed SBIC, and prior to the Formation Transactions, was able to make distributions of cash and/or property only at such times as permitted by the SBIC Act and as determined under the Partnership Agreement. Under the Partnership Agreement, the General Partner was entitled to 20% of the Fund’s distributions, subject to a “clawback” provision that required the General Partner to return an amount of allocated profits and distributions to the Fund if, and to the extent that, distributions to the General Partner over the life of the Fund caused the limited partners of the Fund to receive cumulative distributions which were less than their share (approximately 80%) of the cumulative net profits of the Fund. The Fund made total distributions of $6,500,000 and $6,174,297 (including a $530,000 return of capital distribution) from January 1,

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007 through the date of the Formation Transactions (October 2, 2007) and for the year ended December 31, 2006, respectively.

NOTE L —	DIVIDEND REINVESTMENT PLAN (“DRIP”)

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

For the year ended December 31, 2008, $4,918,649 of the total $12,968,780 in dividends paid to stockholders that were attributable to 2008 represented DRIP participation, and 382,794 shares of common stock were purchased in the open market to satisfy the DRIP participation requirements. Additionally, 15,820 shares valued at $213,729 were issued to satisfy remaining DRIP obligations. During December 2008, Main Street funded $400,000 to its dividend reinvestment plan administrator for the purchase of common stock in the open market to satisfy the DRIP participation requirements in connection with the January 2009 monthly dividend. For the year ended December 31, 2007, $1,903,116 of the total $2,912,820 in dividends paid to stockholders represented DRIP participation and 132,992 shares of common stock were issued to satisfy the DRIP participation requirements. The shares disclosed above relate only to Main Street’s DRIP and exclude any activity related to broker-managed dividend reinvestment plans.

NOTE M —	SHARE-BASED COMPENSATION

Main Street accounts for its share-based compensation plan using the fair value method, as prescribed by SFAS 123R. Accordingly, for restricted stock awards, Main Street measured the grant date fair value based upon the market price of its common stock on the date of the grant and will amortize this fair value into share-based compensation expense over the requisite service period or vesting term.

On July 1, 2008, Main Street’s Board of Directors approved the issuance of 245,645 shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2008 Equity Incentive Plan. These shares will vest over a four-year period from the grant date and will be expensed over a four-year service period starting on the grant date.

On July 1, 2008, a total of 20,000 shares of restricted stock were issued to Main Street’s independent directors pursuant to the Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan. One-half of those shares vested immediately on the grant date, and the remaining half will vest on the day immediately preceding the next annual meeting at which Main Street stockholders elect directors, provided that these independent directors have been in continuous service as members of the Board through such date. As a result, 50% of those shares were expensed during July 2008 with the remaining 50% to be expensed over a one-year service period starting on the grant date.

For the year ended December 31, 2008, Main Street recognized total share-based compensation expense of $511,452 related to the restricted stock issued to Main Street employees and Main Street’s independent directors. As of December 31, 2008, there were no forfeitures of non-vested restricted shares.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, there was $2,380,167 of total unrecognized compensation cost related to Main Street’s non-vested restricted shares. This cost is expected to be recognized over a weighted-average period of approximately 3.25 years.

NOTE N —	EARNINGS PER SHARE

The following table summarizes our calculation of basic and diluted earnings per share for the years ended December 31, 2008 and 2007:

	Years Ended December 31,
	2008	2007	2006
	(Consolidated)	(Consolidated)	(Combined)

Numerator:
Net increase in net assets resulting from operations	$10,933,939	$2,544,876	$15,822,997

Denominator:
Basic weighted-average shares outstanding	8,967,383	8,587,701	N/A
Dilutive effect of restricted stock on which forfeiture provisions have not lapsed	3,681	—	N/A

Diluted average shares outstanding	8,971,064	8,587,701	N/A

Net increase in net assets resulting from operations per share:
Basic	$1.22	$0.30	N/A
Diluted	$1.22	$0.30	N/A

We use the treasury stock method to calculate diluted earnings per share. We include non-vested restricted shares in our calculation of diluted earnings per share when we believe it is probable the requisite service period criteria will be met and the forfeiture provisions have not lapsed.

NOTE O —	COMMITMENTS

At December 31, 2008, Main Street had two outstanding commitments to fund unused revolving loans for up to $900,000.

NOTE P —	SUPPLEMENTAL CASH FLOW DISCLOSURES

Listed below are the supplemental cash flow disclosures for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

Interest paid	$3,306,313	$2,852,002	$2,475,926
Taxes paid	$355,053	$—	$—
Non-cash investing and financing activity:
Shares issued for Investment in the Investment Manager	$—	$18,000,000	$—
Issuance of shares for dividend reinvestment plan	$213,729	$1,903,116	$—

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE Q —	SELECTED QUARTERLY DATA (UNAUDITED)

	2008
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4

Total investment income	$4,027,366	$4,176,911	$4,457,324	$4,633,825
Net investment income	$2,504,062	$2,586,575	$2,529,950	$2,694,549
Net increase in net assets resulting from operations	$3,202,636	$4,488,097	$2,673,703	$569,503
Net investment income per share-basic and diluted	$0.28	$0.29	$0.28	$0.30
Net increase in net assets resulting from operations per share-basic and diluted	$0.36	$0.50	$0.30	$0.06

	2007
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4

Total investment income	$2,412,577	$3,142,284	$3,127,383	$3,792,734
Net investment income	$1,170,179	$970,897	$1,745,144	$2,635,479
Net increase (decrease) in net assets resulting from operations	$1,779,474	$1,330,897	$2,708,941	$(3,274,436)
Net investment income per share-basic and diluted	$0.14	$0.11	$0.20	$0.30
Net increase in net assets resulting from operations per share-basic and diluted	$0.21	$0.16	$0.32	$(0.37)

NOTE R —	RELATED PARTY TRANSACTIONS

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

As discussed further in Note D to the accompanying consolidated financials statements, Main Street paid certain management fees to the Investment Manager during the year ended December 31, 2007. Subsequent to the completion of the Formation Transactions, the Investment Manager is a wholly owned portfolio company of Main Street. At December 31, 2008 and 2007, the Investment Manager had a receivable of $302,633 and a payable of $207,783, respectively, with MSCC related to recurring expenses required to support MSCC’s business.

NOTE S —	SUBSEQUENT EVENTS

The recently enacted American Recovery and Reinvestment Act of 2009 (the “2009 Stimulus Bill”) contains several provisions applicable to SBIC funds, including the Fund, Main Street’s wholly owned subsidiary. One of the key SBIC-related provisions included in the 2009 Stimulus Bill increases the maximum amount of combined SBIC leverage (or SBIC leverage cap) to $225 million for affiliated SBIC funds. The prior maximum amount of SBIC leverage available to affiliated SBIC funds was approximately $137 million, as adjusted annually based upon changes in the Consumer Price Index. Due to the increase in the maximum

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of SBIC leverage available to affiliated SBIC funds, Main Street, through the Fund, will now have access to incremental SBIC leverage to support its future investment activities. Since the increase in the SBIC leverage cap applies to affiliated SBIC funds, Main Street will allocate such increased borrowing capacity between the Fund and MSC II, an independently owned SBIC that is managed by Main Street and therefore deemed to be affiliated with the Fund for SBIC regulatory purposes. It is currently estimated that at least $55 million to $60 million of additional SBIC leverage is now accessible by Main Street, through the Fund, for future investment activities, subject to the required capitalization of the Fund. Under the provisions of SFAS 159 and related guidance in EITF 96-19, Debtor’s Accounting for Modification or Exchange of Debt Instruments, Main Street is analyzing whether the additional SBIC leverage provisions under the 2009 Stimulus Bill meet the definition of a significant modification of debt which would automatically create an election date for the fair value option under SFAS 159.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders’ of
Main Street Capital Corporation

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Main Street Capital Corporation referred to in our report dated March 12, 2009, which is included in the annual report on Form 10-K. Our report on the consolidated financial statements includes an explanatory paragraph, which discussed the adoption of Statement of Financial Accounting Standards No. 157, Fair Value Measurements in 2008 as discussed in Note B to the consolidated financial statements. Our audits of the basic financial statements include the financial statement schedule listed in the index appearing under Item 15(2) which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  GRANT THORNTON LLP

Houston, Texas
March 12, 2009

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Schedule of Investments in and Advances to Affiliates
Year ended December 31, 2008

		Amount of
		Interest or
		Dividends
		Credited to	December 31,	Gross	Gross	December 31,
Company	Investments(1)	Income(2)	2007 Value	Additions(3)	Reductions(4)	2008 Value

CONTROL INVESTMENTS
Café Brazil, LLC	12% Secured Debt	$389,182	$2,702,931	$47,069	$—	$2,750,000
	Member Units	30,681	1,250,000	—	250,000	1,000,000

CBT Nuggets, LLC	Prime plus 2% Secured Debt	12,067	354,678	5,322	360,000	—
	14% Secured Debt	272,276	1,805,275	54,725	180,000	1,680,000
	10% Secured Debt	2,292	—	150,000	—	150,000
	Member Units	225,000	1,145,000	480,000	—	1,625,000
	Warrants	—	345,000	155,000	—	500,000

Ceres Management, LLC	14% Secured Debt	271,426	—	2,402,492	29,891	2,372,601
(Lambs)	Member Units	—	—	1,300,000	—	1,300,000

Condit Exhibits, LLC	13% Current/5% PIK Secured Debt	245,195	—	2,310,454	37,260	2,273,194
	Warrants	—	—	300,000	—	300,000

Gulf Manufacturing, LLC	Prime plus 1% Secured Debt	77,870	1,188,636	11,364	—	1,200,000
	13% Secured Debt	298,308	1,809,216	170,784	100,000	1,880,000
	Member Units	281,837	472,000	628,000	—	1,100,000
	Warrants	—	250,000	300,000	—	550,000

Hawthorne Customs &	13% Secured Debt	185,862	1,304,693	17,295	150,000	1,171,988
Dispatch Services, LLC	Member Units	18,200	435,000	—	—	435,000
	Warrants	—	230,000	—	—	230,000

Hydratec Holdings, LLC	12.5% Secured Debt	734,496	5,588,729	22,600	300,000	5,311,329
	Prime plus 1% Secured Debt	93,363	1,825,911	654,000	900,000	1,579,911
	Member Units		1,800,000	250,000	—	2,050,000

Jensen Jewelers of	Prime plus 2% Secured Debt	90,543	1,180,509	19,491	156,000	1,044,000
Idaho, LLC	13% Current/6% PIK Secured Debt	213,914	1,044,190	90,401	130,000	1,004,591
	Member Units	63,888	815,000	—	435,000	380,000

Magna Card, Inc.	12% Secured Debt	—	—	1,958,776	1,958,776	—
	Warrants	—	—	100,000	100,000	—

NAPCO Precast, LLC	Prime plus 2% Secured Debt	455,227	—	4,040,000	347,692	3,692,308
	18% Secured Debt	1,424,035	—	7,140,000	678,462	6,461,538
	Member Units	1,811,206	—	5,100,000	—	5,100,000

OMi Holdings, Inc.	12% Secured Debt	898,992	—	7,536,600	933,200	6,603,400
	Common Stock	—	—	900,000	330,000	570,000

Quest Design &	10% Secured Debt	178,312	3,964,853	204,139	3,568,992	600,000
Production LLC	0% Secured Debt	—	—	2,000,000	600,000	1,400,000
	Warrants	—	40,000	—	40,000	—
	Warrants	—	—	1,595,858	1,595,858	—

TA Acquisition Group, LP	12% Secured Debt	386,811	1,813,789	56,211	1,870,000	—
	Partnership Interest	96,211	3,435,000	—	3,435,000	—
	Warrants	—	3,450,000	—	3,450,000	—

Technical Innovations, LLC	12% Secured Debt	—	748,716	—	748,716	—
	Prime Secured Debt	—	249,572	—	249,572	—
	Member Units	—	—	—	—	—
	Warrants	—	—	—	—	—

		Amount of
		Interest or
		Dividends
		Credited to	December 31,	Gross	Gross	December 31,
Company	Investments(1)	Income(2)	2007 Value	Additions(3)	Reductions(4)	2008 Value

Universal Scaffolding &	Prime plus 1% Secured Debt	89,538	1,111,741	3,831	240,500	875,072
Equipment, LLC	13% Current/5% PIK Secured Debt	607,672	3,136,274	175,235	151,509	3,160,000
	Member Units		1,025,000	—	1,025,000	—

Uvalco Supply, LLC	Equity	100,000	—	1,575,000	—	1,575,000

Wicks Acquisition, LLC	8% Secured Debt	—	—	78,000	78,000	—
	12% Secured Debt	300	1,685,444	1,770,000	3,455,444	—
	8% Secured Debt	—	—	30,000	30,000	—
	12% Secured Debt	—	—	30,000	30,000	—
	Member Units	—	—	360,000	360,000	—
	Warrants	—	—	210,000	210,000	—

Ziegler’s NYPD, LLC	Prime plus 2% Secured Debt	33,838	—	600,239	6,000	594,239
	13% Current/5% PIK Secured Debt	164,258	—	2,705,579	42,142	2,663,437
	Warrants	—	—	360,000	—	360,000

Income from Control Investments disposed of during the year		1,525	—	—	—	—

	Total-Control	$9,754,325	$46,207,157	$47,898,465	$28,563,014	$65,542,608

AFFILIATE INVESTMENTS
Advantage Millwork Company, Inc.	12% Secured Debt	$394,820	$2,547,510	$426,620	$18,688	$2,955,442
	Warrants	—	87,120	10,688	97,808	—

American Sensor	Prime plus .5% Secured Debt	363,486	3,404,755	395,245	—	3,800,000
Technologies, Inc.	Warrants	—	750,000	—	500,000	250,000

Carlton Global	13% PIK Secured Debt	—	2,618,421	104,166	2,722,587	—
Resources, LLC	Member Units	—	—	—	—	—

CHMB, Inc.	12% Secured Debt	55,140	—	1,415,906	274,200	1,141,706
	Common Stock	—	—	390,000	—	390,000
	Warrants	—	—	240,000	—	240,000

Houston Plating & Coatings, LLC	Prime Plus 2%	13,037	100,000	200,000	—	300,000
	Member Units	410,550	2,450,000	300,000	—	2,750,000

KBK Industries, LLC	14% Secured Debt	618,065	3,730,881	206,619	—	3,937,500
	8% Secured Debt	50,591	623,063	126,937	281,250	468,750
	8% Secured Debt	27,617	—	712,500	262,500	450,000
	Prime plus 2% Secured Debt	11,013	686,250	—	686,250	—
	Member Units	43,436	700,000	75,000	—	775,000

Laurus Healthcare, LP,	13% Secured Debt	415,285	2,934,625	75,375	735,000	2,275,000
	Warrants	—	715,000	1,785,000	—	2,500,000

National Trench Safety, LLC	10% PIK Debt	89,451	314,805	89,451	—	404,256
	Member Units	—	1,792,308	—	—	1,792,308

Pulse Systems, LLC	14% Secured Debt	331,010	2,260,420	47,078	476,224	1,831,274
	Warrants	—	350,000	100,000	—	450,000

Schneider Sales Management, LLC	13% Secured Debt	97,026	—	1,981,656	71,684	1,909,972
	Warrants	—	—	45,000	—	45,000

Transportation General Inc.	13% Secured Debt	1,047,372	3,501,966	98,034	3,600,000	—
	Warrants	—	340,000	—	340,000	—

Turbine Air Systems, Ltd.	12% Secured Debt	181,787	905,213	94,787	1,000,000	—
	Warrants	—	—	—	—	—

		Amount of
		Interest or
		Dividends
		Credited to	December 31,	Gross	Gross	December 31,
Company	Investments(1)	Income(2)	2007 Value	Additions(3)	Reductions(4)	2008 Value

Vision Interests, Inc.	13% Secured Debt	534,401	3,541,662	37,455	—	3,579,117
	Common Stock	—	372,000	48,000	—	420,000
	Warrants	—	375,000	45,000	—	420,000

Walden Smokey Point, Inc.	14% Current / 4% PIK Secured	50,400	—	4,800,533	96,000	4,704,533
	Debt Common Stock	—	—	600,000	—	600,000

WorldCall, Inc.	13% Secured Debt	107,955	745,217	31,057	136,275	640,000
	Common Stock	—	180,000	202,837	—	382,837
	Warrants	—	150,000	—	150,000	—

Income from Affiliate Investments disposed of during the year		—	—	—	—	—

	Total-Affiliate Investments	$4,842,442	$36,176,216	$14,684,944	$11,448,465	$39,412,695

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

(a) Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this annual report on Form 10-K, our Chief Executive Officer, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, our Chief Executive Officer, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective to allow timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

(b)	Management’s Report on Internal Control Over Financial Reporting

The management of Main Street Capital Corporation and its subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008. Grant Thornton, LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, as stated in its report which is included herein.

(c) Attestation Report of the Registered Public Accounting Firm.  Our independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting, which is set forth above under the heading “Report of Independent Registered Public Accounting Firm” in Item 8.

(d) Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in the definitive proxy statement relating to our 2009 annual meeting of stockholders (the “Proxy Statement”) under the headings “Election of Directors,” “Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be filed with the Securities and Exchange Commission on or prior to April 30, 2009, and is incorporated herein by reference.

We have adopted a code of business conduct and ethics that applies to directors, officers and employees of Main Street. This code of ethics is published on our Web site at www.mainstcapital.com. We intend to disclose any future amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a Web site posting.

Item 11.	Executive Compensation

The information required by this Item will be contained in the Proxy Statement under the headings “Compensation of Executive Officers,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” to be filed with the Securities and Exchange Commission on or prior to April 30, 2009, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information regarding our equity compensation plans as of December 31, 2008:

Number of Securities
Remaining Available for
	Number of Securities to be	Weighted-Average Exercise	Future Issuance Under
	Issued Upon Exercise of	Price of Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants and	(Excluding Securities
Plan Category	Warrants and Rights	Rights	Reflected in Column(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	—	$—	1,934,355	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	—	$—	1,934,355

(1)	All of our equity compensation plans have been approved by our stockholders. As of December 31, 2008, we had issued 265,645 shares of restricted stock pursuant to our equity compensation plans, of which 10,000 shares had vested as of December 31, 2008. Pursuant to each of our equity compensation plans, if any award issued thereunder shall for any reason expire or otherwise terminate or be forfeited, in whole or in part, the shares of stock not acquired under such award shall revert to and again become available for issuance under such plan.

The other information required by this Item will be contained in the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management,” to be filed with the Securities and Exchange Commission on or prior to April 30, 2009, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in the Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Corporate Governance,” to be filed with the Securities and Exchange Commission on or prior to April 30, 2009, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be contained in the Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm for the Year Ending December 31, 2009,” to be filed with the Securities and Exchange Commission on or prior to April 30, 2009, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

1.	Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm	58
Consolidated Balance Sheets as of December 31, 2008 and 2007	60
Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007 and Combined Statement of Operations for the Year Ended December 31, 2006	61
Consolidated Statements of Changes in Net Assets for the Years Ended December 31, 2008 and 2007 and Combined Statement of Changes in Net Assets for the Year Ended December 31, 2006	62
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007 and Combined Statement of Cash Flows for the Year Ended December 31, 2006	63
Consolidated Schedules of Investments as of December 31, 2008 and 2007	64
Notes to Consolidated Financial Statements	72

2.	Consolidated Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Schedule of Investments in and Advances to Affiliates for the Year Ended December 31, 2008

3.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit
Number		Description

3	.1*	Articles of Amendment and Restatement of Main Street Capital Corporation (previously filed as Exhibit (a) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))
3	.2*	Amended and Restated Bylaws of Main Street Capital Corporation (previously filed as Exhibit 99.1 to Main Street Capital Corporation’s Current Report on Form 8-K dated May 1, 2008 (File No. 1-33723))
4	.1*	Form of Common Stock Certificate (previously filed as Exhibit (d) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))
4	.2*	Form of Dividend Reinvestment Plan (previously filed as Exhibit 4.2 to Main Street Capital Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007)
4	.3*	Debentures guaranteed by the SBA (previously filed as Exhibit (f)(1) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))
10	.1*	Credit Agreement dated October 24, 2008 (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed October 28, 2008 (File No. 1-33723))
10	.2*	General Security Agreement dated October 24, 2008 (previously filed as Exhibit 10.2 to Main Street’s Current Report on Form 8-K filed October 28, 2008 (File No. 1-33723))
10	.3*	Custodial Agreement dated October 24, 2008 (previously filed as Exhibit 10.3 to Main Street’s Current Report on Form 8-K filed October 28, 2008 (File No. 1-33723))
10	.4*	Equity Pledge Agreement dated October 24, 2008 (previously filed as Exhibit 10.4 to Main Street’s Current Report on Form 8-K filed October 28, 2008 (File No. 1-33723))
10	.5*	Treasury Secured Revolving Credit Agreement dated December 31, 2007 (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed January 3, 2008 (File No. 1-33723))
10	.6*	Security Agreement dated December 31, 2007 (previously filed as Exhibit 10.2 to Main Street Capital Corporation’s Current Report on Form 8-K filed January 3, 2008 (File No. 1-33723))

Exhibit
Number		Description

10	.7*	Control Agreement dated December 31, 2007 (previously filed as Exhibit 10.3 to Main Street Capital Corporation’s Current Report on Form 8-K filed January 3, 2008 (File No. 1-33723))
10	.8*	Custody Agreement dated December 31, 2007 (previously filed as Exhibit 10.4 to Main Street Capital Corporation’s Current Report on Form 8-K filed January 3, 2008 (File No. 1-33723))
10	.9*	Form of Amended and Restated Advisory Agreement by and between Main Street Capital Partners, LLC and Main Street Mezzanine Fund, LP (previously filed as Exhibit (g)(1) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))
10	.10*	Advisory Agreement by and between Main Street Capital Partners, LLC and Main Street Capital II, LP (previously filed as Exhibit (g)(2) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))
10	.11*†	Main Street Capital Corporation 2008 Equity Incentive Plan (previously filed as Exhibit 4.4 to Main Street Capital Corporation’s Registration Statement on Form S-8 (Reg. No. 333-151799))
10	.12*†	Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan (previously filed as Exhibit 4.5 to Main Street Capital Corporation’s Registration Statement on Form S-8 (Reg. No. 333-151799))
10	.13*	Custodian Agreement (previously filed as Exhibit (j) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))
10	.14*†	Form of Employment Agreement by and between Main Street Capital Corporation and Todd A. Reppert (previously filed as Exhibit (k)(1) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))
10	.15*†	Form of Employment Agreement by and between Main Street Capital Corporation and Rodger A. Stout (previously filed as Exhibit (k)(2) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))
10	.16*†	Form of Employment Agreement by and between Main Street Capital Corporation and Curtis A. Hartman (previously filed as Exhibit (k)(3) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))
10	.17*†	Form of Employment Agreement by and between Main Street Capital Corporation and Dwayne L. Hyzak (previously filed as Exhibit (k)(4) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))
10	.18*†	Form of Employment Agreement by and between Main Street Capital Corporation and David L. Magdol (previously filed as Exhibit (k)(5) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))
10	.19*†	Form of Confidentiality and Non-Compete Agreement by and between Main Street Capital Corporation and Vincent D. Foster (previously filed as Exhibit (k)(12) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))
10	.20*†	Form of Indemnification Agreement by and between Main Street Capital Corporation and each executive officer and director (previously filed as Exhibit (k)(13) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))
10	.21*	Support Services Agreement effective as of October 2, 2007 by and between Main Street Capital Corporation and Main Street Capital Partners, LLC (previously filed as Exhibit (k)(16) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))
14	.1*	Code of Ethics (previously filed as Exhibit (r) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))
23		Consent of Grant Thornton, LLP, independent registered public accounting firm
31.1		Rule 13a - 14(a)/15d - 14(a) certification of Chief Executive Officer
31.2		Rule 13a - 14(a)/15d - 14(a) certification of Chief Financial Officer
32.1		Section 1350 certification of Chief Executive Officer
32.2		Section 1350 certification of Chief Financial Officer

*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.

†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIN STREET CAPITAL CORPORATION

By:	/s/ Vincent D. Foster
Vincent D. Foster
Chairman and Chief Executive Officer

Date: March 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vincent D. Foster Vincent D. Foster	Chairman and Chief Executive Officer (principal executive officer)	March 13, 2009

/s/ Todd A. Reppert Todd A. Reppert	President, Chief Financial Officer and Director (principal financial officer)	March 13, 2009

/s/ Michael S. Galvan Michael S. Galvan	Vice President, Chief Accounting Officer (principal accounting officer)	March 13, 2009

/s/ Rodger A. Stout Rodger A. Stout	Senior Vice President-Finance & Administration, Chief Compliance Officer and Treasurer	March 13, 2009

/s/ Michael Appling Jr. Michael Appling Jr.	Director	March 13, 2009

/s/ Joseph E. Canon Joseph E. Canon	Director	March 13, 2009

/s/ William D. Gutermuth William D. Gutermuth	Director	March 13, 2009

/s/ Arthur L. French Arthur L. French	Director	March 13, 2009

EXHIBIT INDEX

Exhibit
Number		Description

3	.1*	Articles of Amendment and Restatement of Main Street Capital Corporation (previously filed as Exhibit (a) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))
3	.2*	Amended and Restated Bylaws of Main Street Capital Corporation (previously filed as Exhibit 99.1 to Main Street Capital Corporation’s Current Report on Form 8-K dated May 1, 2008 (File No. 1-33723))
4	.1*	Form of Common Stock Certificate (previously filed as Exhibit (d) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))
4	.2*	Form of Dividend Reinvestment Plan (previously filed as Exhibit 4.2 to Main Street Capital Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007)
4	.3*	Debentures guaranteed by the SBA (previously filed as Exhibit (f)(1) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))
10	.1*	Credit Agreement dated October 24, 2008 (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed October 28, 2008 (File No. 1-33723))
10	.2*	General Security Agreement dated October 24, 2008 (previously filed as Exhibit 10.2 to Main Street’s Current Report on Form 8-K filed October 28, 2008 (File No. 1-33723))
10	.3*	Custodial Agreement dated October 24, 2008 (previously filed as Exhibit 10.3 to Main Street’s Current Report on Form 8-K filed October 28, 2008 (File No. 1-33723))
10	.4*	Equity Pledge Agreement dated October 24, 2008 (previously filed as Exhibit 10.4 to Main Street’s Current Report on Form 8-K filed October 28, 2008 (File No. 1-33723))
10	.5*	Treasury Secured Revolving Credit Agreement dated December 31, 2007 (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed January 3, 2008 (File No. 1-33723))
10	.6*	Security Agreement dated December 31, 2007 (previously filed as Exhibit 10.2 to Main Street Capital Corporation’s Current Report on Form 8-K filed January 3, 2008 (File No. 1-33723))
10	.7*	Control Agreement dated December 31, 2007 (previously filed as Exhibit 10.3 to Main Street Capital Corporation’s Current Report on Form 8-K filed January 3, 2008 (File No. 1-33723))
10	.8*	Custody Agreement dated December 31, 2007 (previously filed as Exhibit 10.4 to Main Street Capital Corporation’s Current Report on Form 8-K filed January 3, 2008 (File No. 1-33723))
10	.9*	Form of Amended and Restated Advisory Agreement by and between Main Street Capital Partners, LLC and Main Street Mezzanine Fund, LP (previously filed as Exhibit (g)(1) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))
10	.10*	Advisory Agreement by and between Main Street Capital Partners, LLC and Main Street Capital II, LP (previously filed as Exhibit (g)(2) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))
10	.11*†	Main Street Capital Corporation 2008 Equity Incentive Plan (previously filed as Exhibit 4.4 to Main Street Capital Corporation’s Registration Statement on Form S-8 (Reg. No. 333-151799))
10	.12*†	Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan (previously filed as Exhibit 4.5 to Main Street Capital Corporation’s Registration Statement on Form S-8 (Reg. No. 333-151799))
10	.13*	Custodian Agreement (previously filed as Exhibit (j) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))
10	.14*†	Form of Employment Agreement by and between Main Street Capital Corporation and Todd A. Reppert (previously filed as Exhibit (k)(1) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))
10	.15*†	Form of Employment Agreement by and between Main Street Capital Corporation and Rodger A. Stout (previously filed as Exhibit (k)(2) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))
10	.16*†	Form of Employment Agreement by and between Main Street Capital Corporation and Curtis A. Hartman (previously filed as Exhibit (k)(3) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))

Exhibit
Number		Description

10	.17*†	Form of Employment Agreement by and between Main Street Capital Corporation and Dwayne L. Hyzak (previously filed as Exhibit (k)(4) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))
10	.18*†	Form of Employment Agreement by and between Main Street Capital Corporation and David L. Magdol (previously filed as Exhibit (k)(5) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))
10	.19*†	Form of Confidentiality and Non-Compete Agreement by and between Main Street Capital Corporation and Vincent D. Foster (previously filed as Exhibit (k)(12) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))
10	.20*†	Form of Indemnification Agreement by and between Main Street Capital Corporation and each executive officer and director (previously filed as Exhibit (k)(13) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))
10	.21*	Support Services Agreement effective as of October 2, 2007 by and between Main Street Capital Corporation and Main Street Capital Partners, LLC (previously filed as Exhibit (k)(16) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))
14	.1*	Code of Ethics (previously filed as Exhibit (r) to Main Street Capital Corporation’s Registration Statement on Form N-2 (Reg. No. 333-142879))
23		Consent of Grant Thornton LLP, independent registered public accounting firm
31.1		Rule 13a - 14(a)/15d - 14(a) certification of Chief Executive Officer
31.2		Rule 13a - 14(a)/15d - 14(a) certification of Chief Financial Officer
32.1		Section 1350 certification of Chief Executive Officer
32.2		Section 1350 certification of Chief Financial Officer

*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.

†	Management contract or compensatory plan or arrangement