Form 10-Q
period 2009-03-31
Main Street Capital CORP
filed 2009-05-08
CIK 1396440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of May 7, 2009 was 9,054,931.

MAIN STREET CAPITAL CORPORATION
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MAIN STREET CAPITAL CORPORATION
Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS

Investments at fair value:
Control investments (cost: $61,222,879 and $60,767,805 as of March 31, 2009 and December 31, 2008, respectively)	$63,487,353	$65,542,608
Affiliate investments (cost: $39,854,725 and $37,946,800 as of March 31, 2009 and December 31, 2008, respectively)	40,548,128	39,412,695
Non-Control/Non-Affiliate investments (cost: $6,263,975 and $6,245,405 as of March 31, 2009 and December 31, 2008, respectively)	5,271,728	5,375,886
Investment in affiliated Investment Manager (cost: $18,000,000 as of March 31, 2009 and December 31, 2008)	17,014,221	16,675,626

Total investments (cost: $125,341,579 and $122,960,010 as of March 31, 2009 and December 31, 2008, respectively)	126,321,430	127,006,815
Idle funds investments (cost: $16,081,221 and $4,218,704 as of March 31, 2009 and December 31, 2008, respectively)	15,898,252	4,389,795
Cash and cash equivalents	18,862,802	35,374,826
Deferred tax asset	793,961	1,121,681
Other assets	1,567,958	1,100,922
Deferred financing costs (net of accumulated amortization of $1,046,136 and $956,037 as of March 31, 2009 and December 31, 2008, respectively)	1,545,139	1,635,238

Total assets	$164,989,542	$170,629,277

LIABILITIES

SBIC debentures	$55,000,000	$55,000,000
Interest payable	316,898	1,108,193
Accounts payable and other liabilities	2,634,703	2,165,028

Total liabilities	57,951,601	58,273,221
Commitments and contingencies

NET ASSETS

Common stock, $0.01 par value per share (150,000,000 shares authorized; 9,241,183 issued; and 9,041,939 and 9,206,483 outstanding as of March 31, 2009 and December 31, 2008, respectively)	92,412	92,412
Additional paid-in capital	104,994,125	104,798,399
Undistributed net realized income	3,240,048	3,658,495
Net unrealized appreciation from investments, net of income taxes	659,468	4,137,756
Treasury stock, at cost (199,244 and 34,700 shares as of March 31, 2009 and December 31, 2008, respectively)	(1,948,112)	(331,006)

Total net assets	107,037,941	112,356,056

Total liabilities and net assets	$164,989,542	$170,629,277

NET ASSET VALUE PER SHARE	$11.84	$12.20

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Three Months
	Ended March 31,
	2009	2008

INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$2,002,620	$1,906,902
Affiliate investments	1,169,056	1,064,961
Non-Control/Non-Affiliate investments	137,955	585,642

Total interest, fee and dividend income	3,309,631	3,557,505
Interest from idle funds and other	282,794	469,861

Total investment income	3,592,425	4,027,366
EXPENSES:
Interest	(931,335)	(844,407)
General and administrative	(314,673)	(452,330)
Expenses reimbursed to affiliated Investment Manager	(34,425)	(226,567)
Share-based compensation	(195,726)	—

Total expenses	(1,476,159)	(1,523,304)

NET INVESTMENT INCOME	2,116,266	2,504,062
NET REALIZED GAIN FROM INVESTMENTS:
Control investments	767,601	—
Affiliate investments	—	611,250
Non-Control/Non-Affiliate investments	126,623	—

Total net realized gain from investments	894,224	611,250

NET REALIZED INCOME	3,010,490	3,115,312

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) FROM INVESTMENTS:
Control investments	(2,510,329)	1,071,109
Affiliate investments	(772,491)	(497,368)
Non-Control/Non-Affiliate investments	(476,788)	—
Investment in affiliated Investment Manager	338,595	(229,729)

Total net change in unrealized appreciation (depreciation) from investments	(3,421,013)	344,012

Income tax provision	(57,275)	(256,688)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(467,798)	$3,202,636

NET INVESTMENT INCOME PER SHARE BASIC AND DILUTED	$0.23	$0.28

NET REALIZED INCOME PER SHARE BASIC AND DILUTED	$0.33	$0.35

DIVIDENDS PAID PER SHARE	$0.38	$0.34

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE BASIC AND DILUTED	$(0.05)	$0.36

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	9,125,440	8,959,718

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Changes in Net Assets
(Unaudited)

					Net Unrealized
					Appreciation from
	Common Stock		Additional	Undistributed	Investments,	Treasury Stock		Total
	Number	Par	Paid-In	Net Realized	Net of Income	Number		Net
	of Shares	Value	Capital	Income	Taxes	of Shares	Value	Assets
Balances at December 31, 2007	8,959,718	$89,597	$104,076,033	$6,067,131	$4,916,447	—	$—	$115,149,208
Dividends to stockholders	—	—	—	(3,046,304)	—	—	—	(3,046,304)
Net increase resulting from operations	—	—	—	3,115,312	87,324	—	—	3,202,636

Balances at March 31, 2008	8,959,718	$89,597	$104,076,033	$6,136,139	$5,003,771	—	$—	$115,305,540

Balances at December 31, 2008	9,241,183	$92,412	$104,798,399	$3,658,495	$4,137,756	(34,700)	$(331,006)	$112,356,056
Purchase of treasury stock	—	—	—	—	—	(164,544)	(1,617,106)	(1,617,106)
Share-based compensation	—	—	195,726	—	—	—	—	195,726
Dividends to stockholders	—	—	—	(3,428,937)	—	—	—	(3,428,937)
Net decrease resulting from operations	—	—	—	3,010,490	(3,478,288)	—	—	(467,798)

Balances at March 31, 2009	9,241,183	$92,412	$104,994,125	$3,240,048	$659,468	(199,244)	$(1,948,112)	$107,037,941

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months
	Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations:	$(467,798)	$3,202,636
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized (appreciation) depreciation from investments	3,421,013	(344,012)
Net realized gain from investments	(894,224)	(611,250)
Accretion of unearned income	(130,356)	(363,146)
Net payment-in-kind interest accrual	(150,728)	(151,792)
Share-based compensation expense	195,726	—
Amortization of deferred financing costs	100,523	47,940
Deferred taxes	327,720	125,551
Changes in other assets and liabilities:
Other assets	(550,442)	366,631
Interest payable	(791,295)	(750,600)
Accounts payable and other liabilities	(828,276)	(292,164)
Deferred debt origination fees received	37,800	252,166

Net cash provided by operating activities	269,663	1,481,960

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in portfolio companies	(2,173,320)	(18,076,602)
Investments in idle funds	(13,085,200)	—
Proceeds from idle funds investments	2,345,327	24,063,261
Principal payments received on loans and debt securities	886,042	1,954,408
Proceeds from sale of equity securities and related notes	—	704,654

Net cash provided by (used in) investing activities	(12,027,151)	8,645,721

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(1,323,226)	—
Dividends paid to stockholders	(3,420,886)	(3,046,304)
Proceeds from line of credit	—	25,000,000
Payment of deferred loan costs and SBIC debenture fees	(10,424)	(16,394)

Net cash provided by (used in) financing activities	(4,754,536)	21,937,302

Net increase (decrease) in cash and cash equivalents	(16,512,024)	32,064,983
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,374,826	41,889,324

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,862,802	$73,954,307

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2009
(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)

Café Brazil, LLC	Casual Restaurant Group
12% Secured Debt (Maturity — April 20, 2011)		$2,750,000	$2,730,172	$2,750,000
Member Units (7) (Fully diluted 42.3%)			41,837	940,000

			2,772,009	3,690,000

CBT Nuggets, LLC	Produces and Sells
14% Secured Debt (Maturity — June 1, 2011)	IT Certification	1,680,000	1,645,795	1,680,000
10% Secured Debt (Maturity — March 31, 2012)	Training Videos	915,000	915,000	915,000
10% Secured Debt (Maturity — March 31, 2010)		300,000	300,000	300,000
Member Units (7) (Fully diluted 24.5%)			299,520	1,230,000

			3,160,315	4,125,000

Ceres Management, LLC (Lambs)	Aftermarket Automotive
14% Secured Debt (Maturity — May 31, 2013)	Services Chain	2,400,000	2,373,735	2,373,735
Member Units (Fully diluted 42.0%)			1,200,000	870,000

			3,573,735	3,243,735

Condit Exhibits, LLC	Tradeshow Exhibits/Custom Displays
13% current / 5% PIK Secured Debt (Maturity — July 1, 2013)		2,337,044	2,303,440	2,303,440
Warrants (Fully diluted 28.1%)			300,000	160,000

			2,603,440	2,463,440

Gulf Manufacturing, LLC	Industrial Metal
Prime plus 1% Secured Debt (Maturity — August 31, 2012)	Fabrication	1,200,000	1,191,347	1,200,000
13% Secured Debt (Maturity — August 31, 2012)		1,800,000	1,663,324	1,780,000
Member Units (7) (Fully diluted 18.4%)			472,000	1,710,000
Warrants (Fully diluted 8.4%)			160,000	920,000

			3,486,671	5,610,000

Hawthorne Customs & Dispatch Services, LLC	Transportation/Logistics
13% Secured Debt (Maturity — January 31, 2011)		975,000	954,643	954,643
Member Units (7) (Fully diluted 27.8%)			375,000	435,000
Warrants (Fully diluted 16.5%)			37,500	230,000

			1,367,143	1,619,643

Hydratec Holdings, LLC	Agricultural Services
12.5% Secured Debt (Maturity — October 31, 2012)		5,400,000	5,315,866	5,315,866
Prime plus 1% Secured Debt (Maturity — October 31, 2012)		1,595,244	1,580,911	1,580,911
Member Units (Fully diluted 60.0%)			1,800,000	1,980,000

			8,696,777	8,876,777

Jensen Jewelers of Idaho, LLC	Retail Jewelry
Prime Plus 2% Secured Debt (Maturity — November 14, 2011)		1,044,000	1,032,025	1,045,068
13% current / 6% PIK Secured Debt (Maturity — November 14, 2011)		1,019,735	1,003,359	1,020,971
Member Units (7) (Fully diluted 24.3%)			376,000	290,000

			2,411,384	2,356,039

NAPCO Precast, LLC	Precast Concrete
18% Secured Debt (Maturity — February 1, 2013)	Manufacturing	6,461,538	6,352,776	6,461,535
Prime Plus 2% Secured Debt (Maturity — February 1, 2013) (8)		3,692,308	3,662,545	3,692,308
Member Units (7) (Fully diluted 36.1%)			2,020,000	5,120,000

			12,035,321	15,273,843

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
12% Secured Debt (Maturity — April 1, 2013)		6,450,000	6,397,683	6,397,683
Common Stock (Fully diluted 28.8%)			900,000	310,000

			7,297,683	6,707,683

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2009
(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)

Quest Design & Production, LLC	Design and Fabrication
10% Secured Debt (Maturity — June 30, 2013)	of Custom Display Systems	600,000	465,060	600,000
0% Secured Debt (Maturity — June 30, 2013)		2,000,000	2,000,000	1,400,000
Warrants (Fully diluted 40.0%)			1,595,858	—
Warrants (Fully diluted 20.0%)			40,000	—

			4,100,918	2,000,000

Universal Scaffolding & Equipment, LLC	Manufacturer of Scaffolding
Prime plus 1% Secured Debt (Maturity — August 17, 2012) (8)	and Shoring Equipment	841,750	835,681	835,681
13% current / 5% PIK Secured Debt (Maturity — August 17, 2012)		3,377,176	3,328,485	1,660,000
Member Units (Fully diluted 18.4%)			992,062	—

			5,156,228	2,495,681

Uvalco Supply, LLC	Farm and Ranch Supply
Member Units (Fully diluted 39.6%)			905,743	1,370,000

Ziegler’s NYPD, LLC	Casual Restaurant Group
Prime plus 2% Secured Debt (Maturity — October 1, 2013) (8)		600,000	594,483	594,483
13% current / 5% PIK Secured Debt (Maturity — October 1, 2013)		2,738,206	2,701,029	2,701,029
Warrants (Fully diluted 28.6%)			360,000	360,000

			3,655,512	3,655,512

Subtotal Control Investments			61,222,879	63,487,353

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2009
(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Affiliate Investments (4)

Advantage Millwork Company, Inc.	Manufacturer/Distributor
12% Secured Debt (Maturity — February 5, 2012)	of Wood Doors	3,066,667	2,962,928	2,962,928
Warrants (Fully diluted 12.2%)			97,808	—

			3,060,736	2,962,928

American Sensor Technologies, Inc.	Manufacturer of Commercial/
Prime plus 0.5% Secured Debt (Maturity — May 31, 2010) (8)	Industrial Sensors	3,800,000	3,800,000	3,800,000
Warrants (Fully diluted 20.0%)			50,000	250,000

			3,850,000	4,050,000

Carlton Global Resources, LLC	Processor of
13% PIK Secured Debt (Maturity — November 15, 2011)	Industrial Minerals	4,791,944	4,655,836	—
Member Units (Fully diluted 8.5%)			400,000	—

			5,055,836	—

California Healthcare Medical Billing, Inc.	Healthcare Services
12% Secured Debt (Maturity — October 17, 2013)		1,410,000	1,153,353	1,153,353
Common Stock (Fully diluted 6%)			390,000	390,000
Warrants (Fully diluted 12%)			240,000	480,000

			1,783,353	2,023,353

Houston Plating & Coatings, LLC	Plating & Industrial
Prime plus 2% Secured Debt (Maturity — July 18, 2013)	Coating Services	300,000	300,000	300,000
Member Units (7) (Fully diluted 11.1%)			210,000	2,900,000

			510,000	3,200,000

KBK Industries, LLC	Specialty Manufacturer
14% Secured Debt (Maturity — January 23, 2011)	of Oilfield and	3,937,500	3,803,359	3,803,359
8% Secured Debt (Maturity — March 1, 2010)	Industrial Products	375,000	375,000	375,000
8% Secured Debt (Maturity — March 31, 2010)		450,000	450,000	450,000
Member Units (7) (Fully diluted 14.5%)			187,500	200,000

			4,815,859	4,828,359

Laurus Healthcare, LP	Healthcare Facilities
13% Secured Debt (Maturity — May 7, 2009)		2,275,000	2,271,099	2,275,000
Warrants (Fully diluted 17.5%)			105,000	2,740,000

			2,376,099	5,015,000

National Trench Safety, LLC	Trench & Traffic
10% PIK Debt (Maturity — April 16, 2014)	Safety Equipment	414,447	414,447	414,447
Member Units (Fully diluted 11.7%)			1,792,308	1,792,308

			2,206,755	2,206,755

Olympus Building Services, Inc. 12% Secured Debt (Maturity — March 26, 2014)	Custodial/Facilities Services	1,890,000	1,707,345	1,707,345
Warrants (Fully diluted 13.5%)			150,000	150,000

			1,857,345	1,857,345

Pulse Systems, LLC	Manufacturer of
14% Secured Debt (Maturity — June 1, 2009)	Components for	1,831,274	1,826,463	1,831,274
Warrants (Fully diluted 7.4%)	Medical Devices		132,856	450,000

			1,959,319	2,281,274

Schneider Sales Management, LLC	Sales Consulting
13% Secured Debt (Maturity — October 15, 2013)	and Training	1,980,000	1,920,462	1,920,462
Warrants (Fully diluted 12.0%)			45,000	—

			1,965,462	1,920,462

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2009
(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Affiliate Investments (4)

Vision Interests, Inc.	Manufacturer/Installer of
13% Secured Debt (Maturity — June 5, 2012)	Commercial Signage	3,760,000	3,589,323	3,589,323
Common Stock (Fully diluted 8.9%)			372,000	100,000
Warrants (Fully diluted 11.2%)			160,000	130,000

			4,121,323	3,819,323

Walden Smokey Point, Inc.	Specialty Transportation/Logistics
14% current / 4% PIK Secured Debt (Maturity — December 30, 2013)		4,848,533	4,760,492	4,760,492
Common Stock (Fully diluted 7.6%)			600,000	600,000

			5,360,492	5,360,492

WorldCall, Inc.	Telecommunication/
13% Secured Debt (Maturity — October 22, 2009)	Information Services	646,225	635,515	639,999
Common Stock (Fully diluted 9.9%)			296,631	382,838

			932,146	1,022,837

Subtotal Affiliate Investments			39,854,725	40,548,128

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2009
(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Non-Control/Non-Affiliate Investments(5):

East Teak Fine Hardwoods, Inc.	Hardwood Products
Common Stock (Fully diluted 3.3%)			130,000	370,000

Hayden Acquisition, LLC	Manufacturer of
8% Secured Debt (Maturity — August 9, 2009)	Utility Structures	1,800,000	1,781,303	500,000

Support Systems Homes, Inc.	Manages Substance
15% Secured Debt (Maturity — August 21, 2018)	Abuse Treatment Centers	226,461	226,461	226,461

Technical Innovations, LLC	Manufacturer of Specialty
7% Secured Debt (Maturity — August 31, 2009)	Cutting Tools and Punches	529,684	525,267	525,267
13.5% Secured Debt (Maturity — January 16, 2015)		3,650,000	3,600,944	3,650,000

			4,126,211	4,175,267

Subtotal Non-Control/Non-Affiliate Investments			6,263,975	5,271,728

Main Street Capital Partners, LLC (Investment Manager)	Asset Management
100% of Membership Interests			18,000,000	17,014,221

Total Portfolio Investments, March 31, 2009			$125,341,579	$126,321,430

Idle Funds Investments	Investments in High-Quality
iBOXX High Yield Corporate Bond	Debt Investments, Certificates	$728,422	$728,422	$728,422
Barclays Capital High Yield Bond	of Deposit, and Diversified Bond Funds	267,598	267,598	267,598
4.50% National City Bank Bond
(Maturity — March 15, 2010)		1,000,000	1,000,000	1,000,000
1.65% Certificate of Deposit (Maturity — October 5, 2009)		2,500,000	2,500,000	2,500,000
1.73% Certificate of Deposit (Maturity — August 22, 2009)		5,000,000	5,000,000	5,000,000
Vanguard High-Yield Corp Fund Admiral Shares		3,909,512	3,909,512	3,848,921
Vanguard Long-Term Investment-Grade Fund Admiral Shares		2,675,689	2,675,689	2,553,311

			$16,081,221	$15,898,252

(1)	Debt investments are generally income producing. Equity and warrants are non-income producing, unless otherwise noted.

(2)	See Note C for summary geographic location of portfolio companies.

(3)
Controlled investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”), as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.

(4)	Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned.

(5)	Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(6)	Principal is net of prepayments. Cost is net of prepayments and accumulated unearned income.

(7)	Income producing through payment of dividends or distributions.

(8)	Subject to contractual minimum rates.

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2008

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)

Café Brazil, LLC	Casual Restaurant Group
12% Secured Debt (Maturity — April 20, 2011)		$2,750,000	$2,728,113	$2,750,000
Member Units (7) (Fully diluted 42.3%)			41,837	1,000,000

			2,769,950	3,750,000

CBT Nuggets, LLC	Produces and Sells
14% Secured Debt (Maturity — June 1, 2011)	IT Certification	1,680,000	1,642,518	1,680,000
10% Secured Debt (Maturity — December 31, 2009)	Training Videos	150,000	150,000	150,000
Member Units (7) (Fully diluted 29.1%)			432,000	1,625,000
Warrants (Fully diluted 10.5%)			72,000	500,000

			2,296,518	3,955,000

Ceres Management, LLC (Lambs)	Aftermarket Automotive
14% Secured Debt (Maturity — May 31, 2013)	Services Chain	2,400,000	2,372,601	2,372,601
Member Units (Fully diluted 42.0%)			1,200,000	1,300,000

			3,572,601	3,672,601

Condit Exhibits, LLC	Tradeshow Exhibits/
13% current / 5% PIK Secured Debt (Maturity — July 1, 2013)	Custom Displays	2,308,073	2,273,194	2,273,194
Warrants (Fully diluted 28.1%)			300,000	300,000

			2,573,194	2,573,194

Gulf Manufacturing, LLC	Industrial Metal Fabrication
Prime plus 1% Secured Debt (Maturity — August 31, 2012)		1,200,000	1,190,764	1,200,000
13% Secured Debt (Maturity — August 31, 2012)		1,900,000	1,747,777	1,880,000
Member Units (7) (Fully diluted 18.6%)			472,000	1,100,000
Warrants (Fully diluted 8.4%)			160,000	550,000

			3,570,541	4,730,000

Hawthorne Customs & Dispatch Services, LLC	Transportation/Logistics
13% Secured Debt (Maturity — January 31, 2011)		1,200,000	1,171,988	1,171,988
Member Units (7) (Fully diluted 27.8%)			375,000	435,000
Warrants (Fully diluted 16.5%)			37,500	230,000

			1,584,488	1,836,988

Hydratec Holdings, LLC	Agricultural Services
12.5% Secured Debt (Maturity — October 31, 2012)		5,400,000	5,311,329	5,311,329
Prime plus 1% Secured Debt (Maturity — October 31, 2012)		1,595,244	1,579,911	1,579,911
Member Units (Fully diluted 60%)			1,800,000	2,050,000

			8,691,240	8,941,240

Jensen Jewelers of Idaho, LLC	Retail Jewelry
Prime Plus 2% Secured Debt (Maturity — November 14, 2011)		1,044,000	1,030,957	1,044,000
13% current / 6% PIK Secured Debt (Maturity — November 14, 2011)		1,004,591	986,980	1,004,591
Member Units (7) (Fully diluted 24.3%)			376,000	380,000

			2,393,937	2,428,591

NAPCO Precast, LLC	Precast Concrete
18% Secured Debt (Maturity — February 1, 2013)	Manufacturing	6,461,538	6,348,011	6,461,538
Prime Plus 2% Secured Debt (Maturity — February 1, 2013) (8)		3,692,308	3,660,945	3,692,308
Member Units (7) (Fully diluted 36.1%)			2,000,000	5,100,000

			12,008,956	15,253,846

OMi Holdings, Inc.	Manufacturer of
12% Secured Debt (Maturity — April 1, 2013)	Overhead Cranes	6,660,000	6,603,400	6,603,400
Common Stock (Fully diluted 28.8%)			900,000	570,000

			7,503,400	7,173,400

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2008

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)

Quest Design & Production, LLC	Design and Fabrication of Custom
10% Secured Debt (Maturity — June 30, 2013)	Display Systems	600,000	465,060	600,000
0% Secured Debt (Maturity — June 30, 2013)		2,000,000	2,000,000	1,400,000
Warrants (Fully diluted 40.0%)			1,595,858	—
Warrants (Fully diluted 20.0%)			40,000	—

			4,100,918	2,000,000

Universal Scaffolding & Equipment, LLC	Manufacturer of Scaffolding
Prime plus 1% Secured Debt (Maturity — August 17, 2012) (8)	and Shoring Equipment	881,833	875,072	875,072
13% current / 5% PIK Secured Debt (Maturity — August 17, 2012)		3,362,698	3,311,508	3,160,000
Member Units (Fully diluted 18.4%)			992,063	—

			5,178,643	4,035,072

Uvalco Supply, LLC	Farm and Ranch Supply
Member Units (Fully diluted 39.6%)			905,743	1,575,000

Ziegler’s NYPD, LLC	Casual Restaurant Group
Prime plus 2% Secured Debt (Maturity — October 1, 2013) (8)		600,000	594,239	594,239
13% current / 5% PIK Secured Debt (Maturity — October 1, 2013)		2,704,262	2,663,437	2,663,437
Warrants (Fully diluted 28.6%)			360,000	360,000

			3,617,676	3,617,676

Subtotal Control Investments			60,767,805	65,542,608

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2008

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Affiliate Investments (4)

Advantage Millwork Company, Inc.	Manufacturer/Distributor
12% Secured Debt (Maturity — February 5, 2012)	of Wood Doors	3,066,667	2,955,442	2,955,442
Warrants (Fully diluted 12.2%)			97,808	—

			3,053,250	2,955,442

American Sensor Technologies, Inc.	Manufacturer of Commercial/
Prime plus 0.5% Secured Debt (Maturity — May 31, 2010) (8)	Industrial Sensors	3,800,000	3,800,000	3,800,000
Warrants (Fully diluted 20.0%)			50,000	250,000

			3,850,000	4,050,000

Carlton Global Resources, LLC	Processor of
13% PIK Secured Debt (Maturity — November 15, 2011)	Industrial Minerals	4,791,944	4,655,836	—
Member Units (Fully diluted 8.5%)			400,000	—

			5,055,836	—

California Healthcare Medical Billing, Inc.	Healthcare Services
12% Secured Debt (Maturity — October 17, 2013)		1,410,000	1,141,706	1,141,706
Common Stock (Fully diluted 6%)			390,000	390,000
Warrants (Fully diluted 12%)			240,000	240,000

			1,771,706	1,771,706

Houston Plating & Coatings, LLC	Plating & Industrial
Prime plus 2% Secured Debt (Maturity — July 18, 2013)	Coating Services	300,000	300,000	300,000
Member Units (7) (Fully diluted 11.1%)			210,000	2,750,000

			510,000	3,050,000

KBK Industries, LLC	Specialty Manufacturer
14% Secured Debt (Maturity — January 23, 2011)	of Oilfield and	3,937,500	3,787,758	3,937,500
8% Secured Debt (Maturity — March 1, 2010)	Industrial Products	468,750	468,750	468,750
8% Secured Debt (Maturity — March 31, 2009)		450,000	450,000	450,000
Member Units (7) (Fully diluted 14.5%)			187,500	775,000

			4,894,008	5,631,250

Laurus Healthcare, LP	Healthcare Facilities
13% Secured Debt (Maturity — May 7, 2009)		2,275,000	2,259,664	2,275,000
Warrants (Fully diluted 17.5%)			105,000	2,500,000

			2,364,664	4,775,000

National Trench Safety, LLC	Trench & Traffic
10% PIK Debt (Maturity — April 16, 2014)	Safety Equipment	404,256	404,256	404,256
Member Units (Fully diluted 11.7%)			1,792,308	1,792,308

			2,196,564	2,196,564

Pulse Systems, LLC	Manufacturer of
14% Secured Debt (Maturity — June 1, 2009)	Components for	1,831,274	1,819,464	1,831,274
Warrants (Fully diluted 7.4%)	Medical Devices		132,856	450,000

			1,952,320	2,281,274

Schneider Sales Management, LLC	Sales Consulting
13% Secured Debt (Maturity — October 15, 2013)	and Training	1,980,000	1,909,972	1,909,972
Warrants (Fully diluted 12.0%)			45,000	45,000

			1,954,972	1,954,972

Vision Interests, Inc.	Manufacturer/
13% Secured Debt (Maturity — June 5, 2012)	Installer of Commercial Signage	3,760,000	3,579,117	3,579,117
Common Stock (Fully diluted 8.9%)			372,000	420,000
Warrants (Fully diluted 11.2%)			160,000	420,000

			4,111,117	4,419,117

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2008

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Affiliate Investments (4)

Walden Smokey Point, Inc.	Specialty Transportation/
14% current / 4% PIK Secured Debt (Maturity — December 30, 2013)	Logistics	4,800,533	4,704,533	4,704,533
Common Stock (Fully diluted 7.6%)			600,000	600,000

			5,304,533	5,304,533

WorldCall, Inc.	Telecommunication/
13% Secured Debt (Maturity — October 22, 2009)	Information Services	646,225	631,199	640,000
Common Stock (Fully diluted 9.9%)			296,631	382,837

			927,830	1,022,837

Subtotal Affiliate Investments			37,946,800	39,412,695

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2008

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Non-Control/Non-Affiliate Investments(5):

East Teak Fine Hardwoods, Inc.	Hardwood Products
Common Stock (Fully diluted 3.3%)			130,000	490,000

Hayden Acquisition, LLC	Manufacturer of
8% Secured Debt (Maturity — March 9, 2009)	Utility Structures	1,800,000	1,781,303	500,000

Support Systems Homes, Inc.	Manages Substance
15% Secured Debt (Maturity — August 21, 2018)	Abuse Treatment Centers	226,589	226,589	226,589

Technical Innovations, LLC	Manufacturer of Specialty
7% Secured Debt (Maturity — August 31, 2009)	Cutting Tools and Punches	416,364	409,297	409,297
13.5% Secured Debt (Maturity — January 16, 2015)		3,750,000	3,698,216	3,750,000

			4,107,513	4,159,297

Subtotal Non-Control/Non-Affiliate Investments			6,245,405	5,375,886

Main Street Capital Partners, LLC (Investment Manager)	Asset Management
100% of Membership Interests			18,000,000	16,675,626

Total Portfolio Investments, December 31, 2008			$122,960,010	$127,006,815

Idle Funds Investments	Investments in High-Quality
8.3% General Electric Capital Corporate Bond	Debt Investments and
(Maturity — September 20, 2009)	Diversified Bond Funds	$1,218,704	$1,218,704	$1,218,704
4.50% National City Bank Bond (Maturity — March 15, 2010)		1,000,000	1,000,000	1,000,000
Vanguard High-Yield Corp Fund Admiral Shares		1,000,000	1,000,000	1,086,514
Vanguard Long-Term Investment-Grade Fund Admiral Shares		1,000,000	1,000,000	1,084,577

			$4,218,704	$4,389,795

(1)	Debt investments are generally income producing. Equity and warrants are non-income producing, unless otherwise noted.

(2)	See Note C for summary geographic location of portfolio companies.

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
2. Basis of Presentation
Main Street’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). For the three months ended March 31, 2009 and 2008, the consolidated financial statements of Main Street include the accounts of MSCC, the Fund, MSEI and the General Partner. The Investment Manager is accounted for as a portfolio investment (see Note D). Main Street’s results of operations and cash flows for the three months ended March 31, 2009 and 2008 and financial positions as of March 31, 2009 and December 31, 2008 are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current financial statement presentation.
The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2008. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
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
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
1. Valuation of Investments
Main Street accounts for its portfolio investments at fair value. As a result, Main Street adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) in the first quarter of 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. SFAS 157 requires Main Street to assume that the portfolio investment is to be sold in the principal market to market participants, or in the absence of a principal market, in the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. With the adoption of this statement, Main Street incorporated the income approach to estimate the fair value of its debt investments principally using a yield-to-maturity model. Prior to the adoption of SFAS 157, Main Street reported unearned income as a single line item on the consolidated balance sheets and consolidated schedule of investments. Unearned income is no longer reported as a separate line and is now part of the investment portfolio cost and fair value on the consolidated balance sheets and the consolidated schedule of investments. This change in presentation had no impact on the overall net cost or fair value of Main Street’s investment portfolio and had no impact on Main Street’s financial position or results of operations.
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

For valuation purposes, non-control investments are composed of debt and equity securities for which Main Street does not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company’s board of directors. Market quotations for Main Street’s non-control investments are not readily available. For Main Street’s non-control investments, Main Street uses a combination of market and income approaches to value its equity investments and the income approach to value its debt instruments. For non-control debt investments, Main Street determines the fair value primarily using a yield approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Main Street’s estimate of the expected repayment date of a debt security is generally the legal maturity date of the instrument, as Main Street generally intends to hold its loans to maturity. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. Main Street will use the value determined by the yield analysis as the fair value for that security; however, because of Main Street’s general intent to hold its loans to maturity, the fair value will not exceed the face amount of the debt security. A change in the assumptions that Main Street uses to estimate the fair value of its debt securities using the yield analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or a debt security is in workout status, Main Street may consider other factors in determining the fair value of a debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis.
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
Pursuant to its internal valuation process, Main Street performs valuation procedures on each portfolio company once a quarter. In addition to its internal valuation process, in arriving at estimates of fair value for portfolio companies, Main Street, among other things, consults with a nationally recognized independent advisor. The nationally recognized independent advisor is generally consulted relative to each portfolio investment at least once in every calendar year, and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent advisor on one or more portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a portfolio company is determined to be insignificant relative to the total investment portfolio. Main Street consulted with its independent advisor in arriving at Main Street’s determination of fair value on a total of 4 portfolio companies for the three months ended March 31, 2009, representing approximately 9% of the total portfolio investments at fair value as of March 31, 2009. The Board of Directors of Main Street has the final responsibility for reviewing and approving, in good faith, Main Street’s estimate of the fair value for the investments.
Main Street believes its investments as of March 31, 2009 and December 31, 2008 approximate fair value as of those dates based on the market in which Main Street operates and other conditions in existence at those reporting periods.
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
As of March 31, 2009, and December 31, 2008, Main Street had one investment on non-accrual status. This investment comprised approximately 0.5% of the core investment portfolio at fair value for each of the two periods then ended.

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
In connection with its debt investments, Main Street sometimes receives nominal cost warrants (“nominal cost equity”) that are valued as part of the negotiation process with the particular portfolio company. When Main Street receives nominal cost equity, Main Street allocates its cost basis in its investment between its debt securities and its nominal cost equity at the time of origination. Any resulting discount from recording the debt is reflected as unearned income, which is netted against the investment, and accreted into interest income based on the effective interest method over the life of the debt.
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
6. Income Taxes
MSCC has elected and intends to qualify for the tax treatment applicable to regulated investment companies (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and, among other things, intends to make the required distributions to its stockholders as specified therein. In order to qualify as a RIC, MSCC is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, each year. Depending on the level of taxable income earned in a tax year, MSCC may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income.
MSCC’s wholly owned subsidiary, MSEI, is a taxable entity which holds certain portfolio investments of Main Street. MSEI is consolidated with Main Street for U.S. GAAP reporting purposes, and the portfolio investments held by MSEI are included in Main Street’s consolidated financial statements. The principal purpose of MSEI is to permit Main Street to hold equity investments in portfolio companies which are “pass through” entities for tax purposes in order to comply with the “source income” requirements contained in the RIC tax provisions. MSEI is not consolidated with Main Street for income tax purposes and may generate income tax expense as a result of its ownership of certain portfolio investments. This income tax expense, if any, is reflected in Main Street’s Consolidated Statement of Operations.
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
9. Fair Value of Financial Instruments
Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Main Street believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate the fair values of such items. Idle funds investments consist primarily of short term investments in U.S. government agency securities, investments in high-quality debt investments, certificates of deposit, and diversified bond funds. The fair value determination for these investments primarily consists of Level 1 observable inputs.
10. Recently Issued Accounting Standards
In June 2008, the Financial Accounting Standards Board (“FASB”) issued EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”). This FASB Staff Position (“FSP”) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”). This FSP will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented will be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this FSP. Early application is not permitted. On July 1, 2008, Main Street’s Board of Directors approved the issuance of shares of restricted stock to Main Street employees and independent directors as discussed further in Note J. Main Street determined that these shares of restricted stock are participating securities prior to vesting. For the three months ended March 31, 2009, 255,645 shares of non-vested restricted stock have been included in Main Street’s basic and diluted EPS computations.
In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 provides an illustrative example of how to determine the fair value of a financial asset in an inactive market. The FSP does not change the fair value measurement principles set forth in SFAS 157. Since adopting SFAS 157 in January 2008, Main Street’s practices for determining the fair value of its investment portfolio have been, and continue to be, consistent with the guidance provided in the example in FSP 157-3. Therefore, Main Street’s adoption of FSP 157-3 did not affect its practices for determining the fair value of its investment portfolio and does not have a material effect on its financial position or results of operations.
In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”) and FSP No. FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP 107-1”). Both FSPs are effective for reporting periods ending on or after June 15, 2009, although early adoption will be permitted under some conditions and can be applied for periods ending on or after March 15. Since adopting SFAS 157 in January 2008, Main Street’s practices for determining fair value and for disclosures about the fair value of its investment portfolio have been, and continue to be, consistent with the guidance provided in FSP 157-4 and FSP 107-1. Therefore, Main Street’s adoption of both FSP 157-4 and FSP 107-1 will not have a material effect on its financial position or results of operations.

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
As of March 31, 2009 and December 31, 2008, all of Main Street’s idle funds investments consisted primarily of investments in high-quality debt investments, certificates of deposit, and diversified bond funds. The fair value determination for these investments primarily consisted of observable inputs. As a result, all of Main Street’s idle funds investments were categorized as Level 1 as of March 31, 2009 and December 31, 2008, with a fair value of $15,898,252 and $4,389,795, respectively.
As of March 31, 2009, all of Main Street’s portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s portfolio investments were categorized as Level 3. The fair value determination of each portfolio investment required one or more of the following unobservable inputs:
•	Financial information obtained from each portfolio company, including unaudited statements of operations and balance sheets for the most recent period available as compared to budgeted numbers;
•	Current and projected financial condition of the portfolio company;
•	Current and projected ability of the portfolio company to service its debt obligations;
•	Type and amount of collateral, if any, underlying the investment;

•	Current financial ratios (e.g., fixed charge coverage ratio, interest coverage ratio, and net debt/EBITDA ratio) applicable to the investment;
•	Current liquidity of the investment and related financial ratios (e.g., current ratio and quick ratio);
•	Pending debt or capital restructuring of the portfolio company;
•	Projected operating results of the portfolio company;
•	Current information regarding any offers to purchase the investment;
•	Current ability of the portfolio company to raise any additional financing as needed;
•	Changes in the economic environment which may have a material impact on the operating results of the portfolio company;
•	Internal occurrences that may have an impact (both positive and negative) on the operating performance of the portfolio company;
•	Qualitative assessment of key management;
•	Contractual rights, obligations or restrictions associated with the investment; and
•	Other factors deemed relevant.
The following table provides a summary of changes in fair value of Main Street’s Level 3 portfolio investments for the three months ended March 31, 2009:

					Net	Net
					Changes from	Unrealized
	December 31, 2008	Accretion of	Redemptions/	New	Unrealized	Appreciation	March 31, 2009
Type of Investment	Fair Value	Unearned Income	Repayments	Investments	to Realized	(Depreciation)	Fair Value
Debt	$81,751,043	$130,356	$(768,961)	$3,054,654	$(68,911)	$(1,651,118)	$82,447,063
Equity	22,735,146	—	(132,480)	20,000	(365,853)	(1,266,667)	20,990,146
Equity warrants	5,845,000	—	(72,000)	150,000	(428,000)	375,000	5,870,000
Investment Manager	16,675,626	—	—	—	—	338,595	17,014,221

	$127,006,815	$130,356	$(973,441)	$3,224,654	$(862,764)	$(2,204,190)	$126,321,430

Portfolio Investments
Main Street’s portfolio investments principally consist of secured debt, equity warrants and direct equity investments in privately held companies. The debt investments are secured by either a first or second lien on the assets of the portfolio company, generally bear interest at fixed rates, and generally mature between five and seven years from original investment. Main Street receives nominally priced equity warrants and makes direct equity investments, usually in connection with a debt investment in a portfolio company.
As discussed further in Note D, the Investment Manager is a wholly owned subsidiary of MSCC. However, the Investment Manager is accounted for as a portfolio investment of Main Street, since it conducts a significant portion of its investment management activities for entities other than MSCC or its subsidiaries. To allow for more relevant disclosure of Main Street’s “core” investment portfolio, Main Street’s investment in the Investment Manager has been excluded from the tables and amounts set forth in this Note C. “Core” portfolio investments, as used herein, refers to all of Main Street’s portfolio investments excluding its investment in the Investment Manager.
Investment income, consisting of interest, dividends and fees, can fluctuate dramatically upon repayment of a debt investment or sale of an equity interest. Revenue recognition in any given year could be highly concentrated among several portfolio companies. For the three months ended March 31, 2009, Main Street recorded investment income from one portfolio company in excess of 10% of total investment income. The investment income from that portfolio company represented approximately 11% of the total investment income for the period, principally related to interest income from debt investments in such company. For the three months ended March 31, 2008, Main Street recorded investment income from one portfolio company in excess of 10% of total investment income. The investment income from that portfolio company represented approximately 15% of the total investment income for the period, principally related to interest income and transaction and structuring fees on the new investment in such company.
As of March 31, 2009, Main Street had debt and equity investments in 32 core portfolio companies with an aggregate fair value of $109,307,209 and a weighted average effective yield on its debt investments of approximately 14%. Approximately 84% of Main Street’s total core portfolio investments at cost were in the form of debt investments and 91% of such debt investments at cost were secured by first priority liens on the assets of Main Street’s portfolio companies as of March 31, 2009. At March 31, 2009, Main Street had equity ownership in approximately 94% of its core portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 25%. As of December 31, 2008, Main Street had debt and equity investments in 31 core portfolio companies with an aggregate fair value of $110,331,189 and a weighted average effective yield on its debt investments of approximately 14%. The weighted average yields were computed using the effective interest rates for all debt investments at March 31, 2009 and December 31, 2008, including amortization of deferred debt origination fees and accretion of original issue discount but excluding any debt investments on non-accrual status.

Summaries of the composition of Main Street’s core investment portfolio at cost and fair value as a percentage of total core portfolio investments are shown in the following table:

Cost:	March 31, 2009	December 31, 2008
First lien debt	76.6%	76.2%
Equity	10.7%	11.0%
Second lien debt	7.3%	7.4%
Equity warrants	5.4%	5.4%

	100.0%	100.0%

Fair Value:	March 31, 2009	December 31, 2008
First lien debt	68.2%	67.0%
Equity	14.1%	15.7%
Equity warrants	10.5%	10.2%
Second lien debt	7.2%	7.1%

	100.0%	100.0%

The following table shows the core portfolio composition by geographic region of the United States at cost and fair value as a percentage of total core portfolio investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	March 31, 2009	December 31, 2008
Southwest	48.9%	50.2%
West	36.4%	36.3%
Northeast	5.3%	3.7%
Southeast	4.9%	5.1%
Midwest	4.5%	4.7%

	100.0%	100.0%

Fair Value:	March 31, 2009	December 31, 2008
Southwest	56.5%	56.0%
West	31.1%	31.1%
Northeast	5.4%	3.7%
Midwest	4.4%	5.1%
Southeast	2.6%	4.1%

	100.0%	100.0%

Main Street’s core portfolio investments are generally in lower middle-market companies conducting business in a variety of industries. Set forth below are tables showing the composition of Main Street’s core portfolio investments by industry at cost and fair value as of March 31, 2009 and December 31, 2008:

Cost:	March 31, 2009	December 31, 2008
Industrial equipment	11.5%	12.0%
Precast concrete manufacturing	11.2%	11.3%
Custom wood products	9.1%	9.3%
Agricultural services	8.1%	8.3%
Electronics manufacturing	7.4%	7.6%
Professional services	6.5%	4.1%
Retail	6.4%	6.5%
Transportation/Logistics	6.3%	6.6%
Restaurant	6.0%	6.1%
Health care products	5.7%	5.8%
Mining and minerals	4.7%	4.8%
Manufacturing	4.5%	4.7%
Health care services	4.1%	4.2%
Metal fabrication	3.2%	3.4%
Equipment rental	2.1%	2.1%
Infrastructure products	1.7%	1.7%
Information services	0.9%	0.9%
Industrial services	0.5%	0.5%
Distribution	0.1%	0.1%

	100.0%	100.0%

Fair Value:	March 31, 2009	December 31, 2008
Precast concrete manufacturing	14.2%	13.7%
Industrial equipment	8.4%	10.2%
Agricultural services	8.1%	8.1%
Electronics manufacturing	7.2%	7.7%
Professional services	7.2%	5.4%
Custom wood products	6.8%	6.8%
Restaurant	6.7%	6.7%
Health care services	6.6%	6.1%
Retail	6.4%	7.0%
Transportation/Logistics	6.4%	6.5%
Health care products	5.9%	5.8%
Metal fabrication	5.1%	4.3%
Manufacturing	4.4%	5.1%
Industrial services	2.9%	2.8%
Equipment rental	2.0%	2.0%
Information services	0.9%	0.9%
Infrastructure products	0.5%	0.5%
Distribution	0.3%	0.4%

	100.0%	100.0%

Main Street’s core portfolio investments are generally in lower middle-market companies conducting business in a variety of industries. At March 31, 2009, Main Street had one investment that was greater than 10% of its total core investment portfolio at fair value. That investment represented approximately 14% of the core portfolio at fair value. At December 31, 2008, Main Street had one investment that was greater than 10% of its total core investment portfolio at fair value. That investment represented approximately 14% of the core portfolio at fair value at December 31, 2008.

NOTE D — WHOLLY OWNED INVESTMENT MANAGER
As part of the Formation Transactions, the Investment Manager became a wholly owned subsidiary of MSCC. However, the Investment Manager is accounted for as a portfolio investment of Main Street, since the Investment Manager is not an investment company and since it conducts a significant portion of its investment management activities for Main Street Capital II, LP (“MSC II”), a separate SBIC fund, which is not part of MSCC or one of its subsidiaries. The Investment Manager receives recurring investment management fees from MSC II pursuant to a separate investment advisory agreement, paid quarterly, which currently total $3.3 million per year, and the Investment Manager also receives other consulting or advisory fees from third parties (the “External Services”). The portfolio investment in the Investment Manager is accounted for using fair value accounting, with the fair value determined by Main Street and approved, in good faith, by Main Street’s Board of Directors, based on the same valuation methodologies applied to determine the original $18 million valuation. The valuation for the Investment Manager is based on the total estimated present value of the net cash flows received for the External Services, over the estimated dollar averaged life of the related investment advisory or consulting contract, and is also based on comparable public market transactions. The net cash flows utilized in the valuation of the Investment Manager exclude any revenues and expenses from MSCC and its subsidiaries but include the External Services and include an estimated allocation of costs related to providing services to MSC II and other third parties. Any change in fair value of the Investment Manager investment is recognized on Main Street’s statement of operations as “Unrealized appreciation (depreciation) in Investment in affiliated Investment Manager,” with a corresponding increase (in the case of appreciation) or decrease (in the case of depreciation) to “Investment in affiliated Investment Manager” on Main Street’s balance sheet. Main Street believes that the valuation for the Investment Manager will generally decrease over the life of the investment advisory and consulting contracts with MSC II and other third parties, absent obtaining additional recurring cash flows from performing the External Services for other external investment entities or other third parties.
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
MSCC has a support services agreement with the Investment Manager that is structured to provide reimbursement to the Investment Manager for any personnel, administrative and other costs it incurs in conducting its operational and investment management activities in excess of the fees received for the External Services. As a wholly owned subsidiary of MSCC, the Investment Manager manages the day-to-day operational and investment activities of MSCC and its subsidiaries, as well as the investment activities of MSC II. The Investment Manager pays personnel and other administrative expenses, except those specifically required to be borne by MSCC, which principally include direct costs that are specific to MSCC’s status as a publicly traded entity. The expenses paid by the Investment Manager include the cost of salaries and related benefits, rent, equipment and other administrative costs required for day-to-day operations.
Pursuant to the support services agreement with MSCC, the Investment Manager is reimbursed by MSCC for its excess expenses associated with providing investment management and other services to MSCC and its subsidiaries, as well as MSC II and other third parties. Each quarter, as part of the support services agreement, MSCC makes payments to cover all expenses incurred by the Investment Manager, less the recurring External Services fees that the Investment Manager receives from MSC II and other third parties pursuant to long-term investment advisory services and consulting agreements. For the three months ended March 31, 2009 and 2008, the expenses reimbursed by MSCC to the Investment Manager were $34,425 and $226,567, respectively.
In its separate stand alone financial statements as presented below, the Investment Manager recognized an $18 million intangible asset related to the investment advisory agreement with MSC II and consistent with Staff Accounting Bulletin No. 54, Application of “Pushdown” Basis of Accounting in Financial Statements of Subsidiaries Acquired by Purchase (“SAB 54”). Under SAB 54, push-down accounting is required in “purchase transactions that result in an entity becoming substantially wholly owned.” In this case, MSCC acquired 100% of the equity interests in the Investment Manager. Because the $18 million value attributed to MSCC’s investment in the Investment Manager was derived from the long-term, recurring management fees under the investment advisory agreement with MSC II, the same methodology used to determine the $18 million valuation of the Investment Manager was utilized to establish the push-down accounting basis for the intangible asset. The intangible asset is being amortized over the estimated economic life of the investment advisory agreement with MSC II. For the three months ended March 31, 2009 and 2008, the Investment Manager recognized $250,405 and $454,562 in amortization expense associated with the intangible asset. Amortization expense is not included in the expenses reimbursed by MSCC to the Investment Manager based upon the support services agreement between the two entities since it is non-cash in nature.

Summarized financial information from the separate financial statements of the Investment Manager is as follows:

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash	$31,371	$20,772
Accounts receivable	9,815	17,990
Accounts receivable — MSCC	—	302,633

Intangible asset (net of accumulated amortization of $1,424,612 and $1,174,207 as of March 31, 2009 and December 31, 2008, respectively)	16,575,388	16,825,793
Deposits and other	151,754	103,392

Total assets	$16,768,328	$17,270,580

LIABILITIES
Accounts payable — MSCC	$151,013	$—
Accounts payable and accrued liabilities	186,500	589,360

Total liabilities	337,513	589,360
Equity	16,430,815	16,681,220

Total liabilities and equity	$16,768,328	$17,270,580

	Three months ended March 31,
	2009	2008
	(Unaudited)
Management fee income from MSC II	$831,300	$831,300
Other management advisory and consulting fees	65,625	—

Total income	896,925	831,300
EXPENSES
Salaries, benefits and other personnel costs	(762,048)	(851,501)
Occupancy expense	(78,853)	(45,199)
Professional expenses	(7,552)	(1,330)
Amortization expense — intangible asset	(250,405)	(285,938)
Other	(82,897)	(159,837)
Expense reimbursement from MSCC	34,425	226,567

Total net expenses	(1,147,330)	(1,117,238)

Net income (loss)	$(250,405)	$(285,938)

NOTE E — SBIC DEBENTURES
SBIC debentures payable at March 31, 2009 and December 31, 2008 were $55 million. SBIC debentures provide for interest to be paid semi-annually, with principal due at the applicable 10-year maturity date. The weighted average interest rate as of March 31, 2009 and December 31, 2008 was 5.78%. The first principal maturity due under the existing SBIC debentures is in 2013, and the weighted average duration is approximately 6.2 years. Main Street is subject to regular compliance examinations by the Small Business Administration. There have been no historical findings resulting from these examinations.

NOTE F — INVESTMENT AND TREASURY CREDIT FACILITIES
On October 24, 2008, Main Street entered into a $30 million, three-year investment credit facility (the “Investment Facility”) with Branch Banking and Trust Company (“BB&T”) and Compass Bank, as lenders, and BB&T, as administrative agent for the lenders. The purpose of the Investment Facility is to provide additional liquidity in support of future investment and operational activities. The Investment Facility allows for an increase in the total size of the facility up to $75 million, subject to certain conditions, and has a maturity date of October 24, 2011. Borrowings under the Investment Facility bear interest, subject to Main Street’s election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.75% or (ii) the applicable base rate plus 0.75%. Main Street will pay unused commitment fees of 0.375% per annum on the average unused lender commitments under the Investment Facility. The Investment Facility is secured by certain assets of MSCC, MSEI and the Investment Manager. The Investment Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum liquidity of not less than 10% of the aggregate principal amount outstanding, (ii) maintaining an interest coverage ratio of at least 2.00 to 1.00, and (iii) maintaining a minimum tangible net worth. At March 31, 2009, Main Street had no borrowings outstanding under the Investment Facility, and Main Street was in compliance with all covenants of the Investment Facility.
On December 31, 2007, Main Street entered into a treasury-based credit facility (the “Treasury Facility”) among Main Street, Wachovia Bank, National Association and BB&T, as administrative agent for the lenders. The purpose of the Treasury Facility is to provide flexibility in the sizing of portfolio investments and to facilitate the growth of Main Street’s investment portfolio. Under the Treasury Facility, the lenders had agreed to extend revolving loans to Main Street in an amount not to exceed $100 million; however, due to the maturation of Main Street’s investment portfolio and the additional flexibility provided by the Investment Facility, Main Street unilaterally reduced the Treasury Facility from $100 million to $50 million during October 2008. The reduction in the size of the Treasury Facility reduced the amount of unused commitment fees paid by Main Street. The Treasury Facility has a two-year term and bears interest, at Main Street’s option, either (i) at the LIBOR rate or (ii) at a published prime rate of interest, plus 0.25% in each case. The applicable interest rates under the Treasury Facility would be increased by 0.15% if usage under the Treasury Facility is in excess of 50% of the days within a given calendar quarter. The Treasury Facility requires payment of 0.15% per annum in unused commitment fees based on average daily unused balances under the facility. The Treasury Facility is secured by certain securities accounts maintained for Main Street by BB&T and is also guaranteed by Main Street’s wholly-owned Investment Manager. The Treasury Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a cash collateral coverage ratio of at least 1.01 to 1.0, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum tangible net worth. At March 31, 2009, Main Street had no borrowings outstanding under the Treasury Facility, and Main Street was in compliance with all covenants of the Treasury Facility.
NOTE G — FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,
Per Share Data:	2009	2008

Net asset value at beginning of period	$12.20	$12.85

Net investment income (1)	0.23	0.28
Net realized gains (1) (2)	0.10	0.07
Net change in unrealized appreciation (depreciation) on investments (1) (2)	(0.37)	0.04
Income tax provision (1)	(0.01)	(0.03)

Net increase (decrease) in net assets resulting from operations (1)	(0.05)	0.36
Net decrease in net assets from dividends to stockholders	(0.38)	(0.34)
Increase due to share-based compensation	0.02	—

Accretive effect of share repurchase program (repurchases below net asset value)	0.04	—
Other (3)	0.01	—

Net asset value at March 31, 2009 and 2008	$11.84	$12.87

Market value at March 31, 2009 and 2008	$9.98	$13.68
Shares outstanding at March 31, 2009 and 2008	9,041,939	8,959,718

(1)	Based on weighted average number of common shares outstanding for the period.

(2)	Net realized gains and net change in unrealized appreciation or depreciation can fluctuate significantly from period to period.

(3)
Represents the impact of the different share amounts as a result of calculating certain per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

	Three Months
	Ended March 31,
	2009	2008
Net assets at end of period	$107,037,942	$115,305,540
Average net assets	$109,697,001	$115,227,374
Average outstanding debt	$55,000,000	$55,000,000
Ratio of total expenses, excluding interest expense, to average net assets (1)	0.50%	0.59%
Ratio of total expenses to average net assets (1)	1.35%	1.32%
Ratio of net investment income to average net assets (1)	1.93%	2.17%
Total return based on change in net asset value (2)	-0.42%	2.78%

(1)	Not annualized.

(2)
Total return based on change in net asset value was calculated using the sum of ending net asset value plus dividends to stockholders and other non-operating changes during the period, as divided by the beginning net asset value.

NOTE H — DIVIDEND, DISTRIBUTIONS AND TAXABLE INCOME
In September 2008, Main Street announced that it would begin making dividend payments on a monthly, as opposed to a quarterly, basis beginning in October 2008.
Main Street’s Board of Directors declared monthly dividends of $0.125 per share for each of January, February and March 2009. Including dividends declared as of December 31, 2008 and paid to stockholders in January 2009, Main Street paid $3.4 million or $0.375 per share to stockholders for the period, including $0.4 million paid to Main Street’s Dividend Reinvestment Plan (“DRIP”) administrator during December 2008 for the purchase of DRIP shares in the open market to satisfy the DRIP participation requirements for the January 2009 dividend. During March 2009, Main Street declared $1.1 million or $0.125 per share for the April 2009 monthly dividend, including $0.4 million paid to its DRIP administrator for the purchase of common stock in the open market to satisfy the DRIP participation requirements in connection with the April 2009 monthly dividend. Based upon the closing trading price on the day before the payment date for the April 2009 dividend, Main Street also issued 12,992 new shares in order to satisfy April 2009 DRIP requirements. During February 2008, Main Street’s Board of Directors declared a quarterly dividend of approximately $3.0 million or $0.34 per common share for the three months ended March 31, 2008.
The determination of the tax attributes of Main Street’s distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year. Main Street’s estimates that the tax attributes of its distributions year-to-date as of March 31, 2009 consist substantially of ordinary income. There can be no assurance that this estimate is representative of the final tax attributes of Main Street’s 2009 distributions to its stockholders. Ordinary dividend distributions from a RIC do not qualify for the 15% maximum tax rate on dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations (which Main Street did not receive during the year-to-date period of 2009).
MSCC has elected to be treated for federal income tax purposes as a RIC. As a RIC, MSCC generally will not pay corporate-level federal income taxes on any net ordinary income or capital gains that MSCC distributes to its stockholders as dividends. MSCC must distribute at least 90% of its investment company taxable income to qualify for pass-through tax treatment and maintain its RIC status. MSCC has distributed and currently intends to distribute sufficient dividends to qualify as a RIC. As part of maintaining RIC status, taxable income (subject to a 4% excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared prior to the filing of MSCC’s federal income tax return.
One of MSCC’s wholly owned subsidiaries, MSEI, is a taxable entity which holds certain portfolio investments for Main Street. MSEI is consolidated with Main Street for financial reporting purposes, and the portfolio investments held by MSEI are included in Main Street’s consolidated financial statements. The principal purpose of MSEI is to permit Main Street to hold equity investments in portfolio companies which are “pass through” entities for tax purposes in order to comply with the “source income” requirements contained in the RIC tax provisions of the Code. MSEI is not consolidated with Main Street for income tax purposes and may generate income tax expense as a result of its ownership of various portfolio investments. This income tax expense, if any, is reflected in Main Street’s Consolidated Statement of Operations.

Listed below is a reconciliation of “Net Increase (Decrease) in Net Assets Resulting from Operations” to taxable income and also to total distributions declared to common stockholders for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(estimated)
Net increase (decrease) in net assets resulting from operations	$(467,798)	$3,202,636
Share based compensation expense	195,726	—
Net change in unrealized (appreciation) depreciation on investments	3,421,013	(344,012)
Income tax provision	57,275	256,688

Pre-tax book loss (income) of taxable subsidiary, MSEI, not consolidated for tax purposes	(617,124)	(222,866)
Book income and tax income differences, including debt origination and structuring fees	(50,257)	(3,550)

Taxable income	2,538,835	2,888,896
Taxable income earned in prior year and carried forward for distribution in current year	2,799,963	1,445,059
Taxable income earned in current period and carried forward for distribution	(1,909,861)	(1,287,651)

Total distributions to common stockholders	$3,428,937	$3,046,304

NOTE I — DIVIDEND REINVESTMENT PLAN
Main Street’s DRIP provides for the reinvestment of dividends on behalf of its stockholders, unless a stockholder has elected to receive dividends in cash. As a result, if Main Street declares a cash dividend, the company’s stockholders who have not “opted out” of the DRIP by the dividend record date will have their cash dividend automatically reinvested into additional shares of MSCC common stock. Main Street has the option to satisfy the share requirements of the DRIP through the issuance of shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly issued shares will be valued based upon the final closing price of MSCC’s common stock on the valuation date determined for each dividend by Main Street’s Board of Directors. Shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator, before any associated brokerage or other costs. Main Street’s DRIP is administered by its transfer agent on behalf of Main Street’s record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may not participate in Main Street’s DRIP but may provide a similar dividend reinvestment plan.
For the three months ended March 31, 2009, $1.4 million of the total $3.4 million in dividends paid to stockholders represented DRIP participation and 137,993 shares of common stock were purchased in the open market to satisfy the DRIP participation requirements. During March 2009, Main Street funded $0.4 million to its DRIP administrator for the purchase of common stock in the open market to satisfy the DRIP participation requirements in connection with the April 2009 monthly dividend. For the three months ended March 31, 2008, $1.2 million of the total $3.0 million distribution to stockholders represented DRIP participation and 94,065 shares of common stock were purchased in the open market to satisfy the DRIP participation requirements. The shares disclosed above relate only to Main Street’s DRIP and exclude any activity related to broker-managed dividend reinvestment plans.
NOTE J — SHARE-BASED COMPENSATION
Main Street accounts for its share-based compensation plans using the fair value method, as prescribed by SFAS 123R. Accordingly, for restricted stock awards, Main Street measured the grant date fair value based upon the market price of its common stock on the date of the grant and will amortize this fair value to share-based compensation expense over the requisite service period or vesting term.

On July 1, 2008, Main Street’s Board of Directors approved the issuance of 245,645 shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2008 Equity Incentive Plan. These shares will vest over a four-year period from the grant date and will be expensed over the four-year service period starting on the grant date.
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
For the three months ended March 31, 2009, Main Street recognized total share-based compensation expense of $195,726 related to the restricted stock issued to Main Street employees and Main Street’s independent directors.
As of March 31, 2009, there was $2,184,440 of total unrecognized compensation cost related to Main Street’s non-vested restricted shares. This cost is expected to be recognized over a weighted-average period of approximately 3.0 years.
NOTE K — EARNINGS PER SHARE
The following table summarizes our calculation of basic and diluted earnings per share for the three months ended March 31, 2009, and 2008:

	Three Months Ended March 31,
	2009	2008

Numerator:
Net increase (decrease) in net assets resulting from operations	$(467,798)	$3,202,636

Denominator:
Basic and diluted weighted-average shares outstanding	9,125,440	8,959,718
Net increase (decrease) in net assets resulting from operations per share:
Basic and diluted	$(0.05)	$0.36
On January 1, 2009, Main Street adopted the provisions of FSP EITF 03-6-1. Based on this new staff position, Main Street included performance-based restricted stock in its calculation of basic and diluted earnings per share when it believes it is probable the performance criteria will be met and the forfeiture provisions have not lapsed.
NOTE L — COMMITMENTS
At March 31, 2009, Main Street had two outstanding commitments to fund unused revolving loans for up to $900,000.
NOTE M — SUPPLEMENTAL CASH FLOW DISCLOSURES
Listed below are supplemental cash flow disclosures for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Interest paid	$1,622,108	$1,585,297
Taxes paid	$387,134	$310,000

NOTE N — RELATED PARTY TRANSACTIONS
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
As discussed further in Note D to the accompanying consolidated financials statements, subsequent to the completion of the Formation Transactions, the Investment Manager is a wholly owned portfolio company of Main Street. At March 31, 2009 and December 31, 2008, the Investment Manager had a payable of $151,013 and a receivable of $302,633, respectively, with MSCC related to the funding of recurring expenses required to support MSCC’s business.
NOTE O — SUBSEQUENT EVENTS
During May 2009, Main Street completed a $3.6 million portfolio investment in Audio Messaging Solutions, LLC (“AMS”). Main Street’s investment in AMS consisted of a $3.4 million first lien, secured debt investment. Main Street also provided AMS with a $0.2 million first lien, secured revolving loan to support AMS’s working capital requirements. AMS provides on hold messaging services, which includes writing, recording, and delivery of customer messaging and music.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information in this section contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Cautionary Statement Concerning Forward Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 13, 2009, for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the consolidated financial statements and related notes and other financial information included in the Annual Report on Form 10-K for the year ended December 31, 2008.
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
OVERVIEW
We are a principal investment firm focused on providing customized debt and equity financing to lower middle-market companies, which we generally define as companies with annual revenues between $10 million and $100 million that operate in diverse industries. We invest primarily in secured debt instruments, equity investments, warrants and other securities of lower middle-market companies based in the United States. Our principal investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. Our investments generally range in size from $2 million to $15 million.
Our investments are generally made through both MSCC and the Fund. Since the IPO, MSCC and the Fund have co-invested in substantially every investment we have made. MSCC and the Fund share the same investment strategies and criteria in the lower middle-market, although they are subject to different regulatory regimes. An investor’s return in MSCC will depend, in part, on the Fund’s investment returns as the Fund is a wholly owned subsidiary of MSCC.
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
Due to the uncertainties in the current economic environment and our desire to maintain adequate liquidity, we intend to be very selective in our near term portfolio growth. The level of new investment activity, and associated interest and fee income, will directly impact future investment income. In addition, the level of dividends paid by portfolio companies and the portion of our portfolio debt investments on non-accrual status will directly impact future investment income. While we intend to grow our portfolio and our investment income over the long-term, our growth and our operating results may be more limited during depressed economic periods. However, we intend to appropriately manage our cost structure and liquidity position based on applicable economic conditions and our investment outlook. The level of realized gains or losses and unrealized appreciation or depreciation will also fluctuate depending upon portfolio activity and the performance of our individual portfolio companies. The changes in realized gains and losses and unrealized appreciation or depreciation could have a material impact on our operating results.

During 2008, we paid approximately $1.425 per share in dividends. In December 2008, we declared monthly dividends for the first quarter of 2009 totaling $0.375 per share representing a 10.3% increase from the dividends paid in the first quarter of 2008. In March 2009, we declared monthly dividends for the second quarter of 2009 totaling $0.375 per share representing a 7.1% increase from the dividends paid in the second quarter of 2008. Including the dividends declared for the second quarter of 2009, we will have paid approximately $2.51 per share in cumulative dividends since our October 2007 initial public offering. For tax purposes, the monthly dividend paid in January 2009 was applied against the 2008 taxable income distribution requirements since it was declared and accrued prior to December 31, 2008. Excluding the impact for the tax treatment of the January 2009 dividend, we estimate that we generated undistributed taxable income (or “spillover income”) of approximately $4 million, or $0.43 per share, during 2008 that will be carried forward toward distributions paid in 2009. For the 2009 calendar year, we estimate that we will pay dividends in the range of $1.50 to $1.65 per share representing an increase of 5.3% to 15.8% over the total dividends per share paid during calendar year 2008. The estimated range for total 2009 dividends is based upon projections of 2009 taxable income, anticipated 2009 portfolio activity, and the $4 million of estimated 2008 spillover income that will be utilized to pay dividends during 2009. We will continue to pay dividends on a monthly basis during 2009 and will continue to provide quarterly updates related to our 2009 dividend guidance.
At March 31, 2009, we had $34.8 million in cash and cash equivalents plus idle funds investments. During October 2008, we closed a $30 million multi-year investment line of credit. Due to our existing cash, cash equivalents and available leverage, we expect to have sufficient cash resources to support our investment and operational activities throughout all of 2009 and well into 2010. However, this projection will be impacted by, among other things, the pace of new and follow on investments, investment redemptions, the level of cash flow from operations and cash flow from realized gains, and the level of dividends paid in cash.
The recently enacted American Recovery and Reinvestment Act of 2009 (the “2009 Stimulus Bill”) contains several provisions applicable to Small Business Investment Company (“SBIC”) funds, including the Fund, our wholly owned subsidiary. One of the key SBIC-related provisions included in the 2009 Stimulus Bill increased the maximum amount of combined SBIC leverage (or SBIC leverage cap) to $225 million for affiliated SBIC funds. The prior maximum amount of SBIC leverage available to affiliated SBIC funds was approximately $137 million, as adjusted annually based upon changes in the Consumer Price Index. Due to the increase in the maximum amount of SBIC leverage available, we will now have access to incremental SBIC leverage to support our future investment activities. Since the increase in the SBIC leverage cap applies to affiliated SBIC funds, we will allocate such increased borrowing capacity between the Fund and Main Street Capital II, LP (“MSC II”), an independently owned SBIC that is managed by the Investment Manager and therefore deemed to be affiliated for SBIC regulatory purposes. It is currently estimated that at least $65 million of additional SBIC leverage is now accessible by Main Street for future investment activities, subject to the required capitalization of the Fund.
In our view, the SBIC leverage, including the increased capacity, remains a strategic advantage due to its long-term, flexible structure and a low fixed cost. The SBIC leverage also provides proper matching of duration and cost compared with our portfolio debt investments. The weighted average duration of our portfolio debt investments is approximately 3.3 years compared to a weighted average duration of over 6 years for our SBIC leverage. This duration analysis on our SBIC leverage does not consider the opportunity to revolve or refinance our existing SBIC leverage into new 10-year tranches upon contractual maturity. Approximately 86% of portfolio debt investments bear interest at fixed rates which is also appropriately matched by the long-term, low cost fixed rates available through our SBIC leverage. In addition, we believe the embedded value of our SBIC leverage would be significant if we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) relating to accounting for debt obligations at their fair value.
CRITICAL ACCOUNTING POLICIES
Basis of Presentation
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). For the three months ended March 31, 2009 and 2008, the consolidated financial statements of Main Street include the accounts of MSCC, the Fund, MSEI and the General Partner. The Investment Manager is accounted for as a portfolio investment. Main Street’s results of operations and cash flows for the three months ended March 31, 2009 and 2008 and financial positions as of March 31, 2009 and December 31, 2008 are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its subsidiaries have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of our management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2008. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
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
Portfolio Investment Valuation
The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of our portfolio investments and the related amounts of unrealized appreciation and depreciation. As of March 31, 2009 and December 31, 2008, approximately 77% and 74%, respectively, of our total assets represented investments in portfolio companies valued at fair value (including the investment in the Investment Manager). We are required to report our investments at fair value. We adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”) in the first quarter of 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.
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

For valuation purposes, non-control investments are composed of debt and equity securities for which we do not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company’s board of directors. Market quotations for our non-control investments are not readily available. For our non-control investments, we use a combination of the market and income approaches to value our equity investments and the income approach to value our debt instruments. For non-control debt investments, we determine the fair value primarily using a yield approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Our estimate of the expected repayment date of a debt security is generally the legal maturity date of the instrument, as we generally intend to hold our loans to maturity. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. We will use the value determined by the yield analysis as the fair value for that security; however, because of our general intent to hold our loans to maturity, the fair value will not exceed the face amount of the debt security. A change in the assumptions that we use to estimate the fair value of our debt securities using the yield analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or a debt security is in workout status, we may consider other factors in determining the fair value of a debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis.
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
Revenue Recognition
Interest and Dividend Income
We record interest and dividend income on the accrual basis to the extent amounts are expected to be collected. Dividend income is recorded as dividends are declared or at the point an obligation exists for the portfolio company to make a distribution. In accordance with our valuation policy, we evaluate accrued interest and dividend income periodically for collectability. When a loan or debt security becomes 90 days or more past due, and if we otherwise do not expect the debtor to be able to service all of its debt or other obligations, we will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding ability to service the debt or other obligations, or if a loan or debt security is fully impaired or written off, we will remove it from non-accrual status.
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
Share-Based Compensation
We account for our share-based compensation plans using the fair value method, as prescribed by SFAS No. 123R, Share-Based Payment . Accordingly, for restricted stock awards, we measured the grant date fair value based upon the market price of our common stock on the date of the grant and will amortize this fair value to share-based compensation expense over the requisite service period or vesting term.

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
Summaries of the composition of our core investment portfolio at cost and fair value as a percentage of total core portfolio investments are shown in the following table:

Cost:	March 31, 2009	December 31, 2008
First lien debt	76.6%	76.2%
Equity	10.7%	11.0%
Second lien debt	7.3%	7.4%
Equity warrants	5.4%	5.4%

	100.0%	100.0%

Fair Value:	March 31, 2009	December 31, 2008
First lien debt	68.2%	67.0%
Equity	14.1%	15.7%
Equity warrants	10.5%	10.2%
Second lien debt	7.2%	7.1%

	100.0%	100.0%

The following table shows the core portfolio composition by geographic region of the United States at cost and fair value as a percentage of total core portfolio investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company:

Cost:	March 31, 2009	December 31, 2008
Southwest	48.9%	50.2%
West	36.4%	36.3%
Northeast	5.3%	3.7%
Southeast	4.9%	5.1%
Midwest	4.5%	4.7%

	100.0%	100.0%

Fair Value:	March 31, 2009	December 31, 2008
Southwest	56.5%	56.0%
West	31.1%	31.1%
Northeast	5.4%	3.7%
Midwest	4.4%	5.1%
Southeast	2.6%	4.1%

	100.0%	100.0%

Main Street’s core portfolio investments are generally in lower middle-market companies conducting business in a variety of industries. Set forth below are tables showing the composition of Main Street’s core portfolio by industry at cost and fair value as of March 31, 2009 and December 31, 2008:

Cost:	March 31, 2009	December 31, 2008
Industrial equipment	11.5%	12.0%
Precast concrete manufacturing	11.2%	11.3%
Custom wood products	9.1%	9.3%
Agricultural services	8.1%	8.3%
Electronics manufacturing	7.4%	7.6%
Professional services	6.5%	4.1%
Retail	6.4%	6.5%
Transportation/Logistics	6.3%	6.6%
Restaurant	6.0%	6.1%
Health care products	5.7%	5.8%
Mining and minerals	4.7%	4.8%
Manufacturing	4.5%	4.7%
Health care services	4.1%	4.2%
Metal fabrication	3.2%	3.4%
Equipment rental	2.1%	2.1%
Infrastructure products	1.7%	1.7%
Information services	0.9%	0.9%
Industrial services	0.5%	0.5%
Distribution	0.1%	0.1%

	100.0%	100.0%

Fair Value:	March 31, 2009	December 31, 2008
Precast concrete manufacturing	14.2%	13.7%
Industrial equipment	8.4%	10.2%
Agricultural services	8.1%	8.1%
Electronics manufacturing	7.2%	7.7%
Professional services	7.2%	5.4%
Custom wood products	6.8%	6.8%
Restaurant	6.7%	6.7%
Health care services	6.6%	6.1%
Retail	6.4%	7.0%
Transportation/Logistics	6.4%	6.5%
Health care products	5.9%	5.8%
Metal fabrication	5.1%	4.3%
Manufacturing	4.4%	5.1%
Industrial services	2.9%	2.8%
Equipment rental	2.0%	2.0%
Information services	0.9%	0.9%
Infrastructure products	0.5%	0.5%
Distribution	0.3%	0.4%

	100.0%	100.0%

Our core portfolio investments carry a number of risks including, but not limited to: (1) investing in lower middle-market companies which may have a limited operating history and financial resources; (2) holding investments that are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment grade debt and equity investments in private, smaller companies.
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
The following table shows the distribution of our core investments on our 1 to 5 investment rating scale at fair value as of March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
Investment	Investments at	Percentage of	Investments at	Percentage of
Ranking	Fair Value	Total Portfolio	Fair Value	Total Portfolio
	(Unaudited)
	(dollars in thousands)
1	$27,614	25.3%	$27,523	24.9%
2	18,149	16.5%	23,150	21.0%
3	54,729	50.1%	53,123	48.1%
4	8,315	7.6%	6,035	5.5%
5	500	0.5%	500	0.5%

Totals	$109,307	100.0%	$110,331	100.0%

Based upon our investment rating system, the weighted average rating of our portfolio as of March 31, 2009 and December 31, 2008 was approximately 2.4. As of March 31, 2009, and December 31, 2008, we had one investment on non-accrual status. This investment comprised approximately 0.5% of the core investment portfolio at fair value for each of the two periods presented above.
In the event that the United States economy remains in a prolonged recession, it is possible that the financial results of small- to mid-sized companies, like those in which we invest, could experience deterioration, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in defaults. In addition, the end markets for certain of our portfolio companies’ products and services have experienced, and continue to experience, negative economic trends. We are seeing reduced operating results at several portfolio companies due to the general economic difficulties. We expect the trend of reduced operating results to continue throughout 2009. Consequently, we can provide no assurance that the performance of certain of our portfolio companies will not be negatively impacted by these economic or other conditions, which could also have a negative impact on our future results.
Discussion and Analysis of Results of Operations
Comparison of three months ended March 31, 2009 and 2008

	Three Months Ended March 31,		Net Change
	2009	2008	Amount	%
	(Unaudited)
	(dollars in millions)
Total investment income	$3.6	$4.0	$(0.4)	-11%
Total expenses	(1.5)	(1.5)	0.0	-3%

Net investment income	2.1	2.5	(0.4)	-15%
Total net realized gain from investments	0.9	0.6	0.3	46%

Net realized income	3.0	3.1	(0.1)	-3%
Net change in unrealized appreciation (depreciation) from investments	(3.4)	0.3	(3.7)	NM
Income tax benefit (provision)	(0.1)	(0.2)	0.1	NM

Net increase (decrease) in net assets resulting from operations	$(0.5)	$3.2	$(3.7)	-115%

	Three Months Ended March 31,		Net Change
	2009	2008	Amount	%
	(Unaudited)
	(dollars in millions)
Net investment income	$2.1	$2.5	$(0.4)	-15%
Share-based compensation expense	0.2	—	0.2	NM

Distributable net investment income (a)	2.3	2.5	(0.2)	-8%
Total net realized gain from investments	0.9	0.6	0.3	46%

Distributable net realized income	$3.2	$3.1	$0.1	3%

(a)
Distributable net investment income and distributable net realized income are net investment income and net realized income, respectively, as determined in accordance with U.S. generally accepted accounting principles, or GAAP, excluding the impact of share-based compensation expense which is non-cash in nature. Main Street believes presenting distributable net investment income, distributable net realized income, and related per share measures are useful and appropriate supplemental disclosures for analyzing its financial performance since share-based compensation does not require settlement in cash. However, distributable net investment income and distributable net realized income are non-GAAP measures and should not be considered as a replacement to net investment income, net realized income, and other earnings measures presented in accordance with GAAP. Instead, distributable net investment income and distributable net realized income should be reviewed only in connection with such GAAP measures in analyzing Main Street’s financial performance. A reconciliation of net investment income and net realized income in accordance with GAAP to distributable net investment income and distributable net realized income is presented in the table above.

Investment Income
For the three months ended March 31, 2009, total investment income was $3.6 million, a $0.4 million, or 11%, decrease over the $4.0 million of total investment income for the three months ended March 31, 2008. This comparable period decrease was principally attributable to (i) lower fee income of $0.5 million due to slower portfolio growth given the uncertainty in the current economic environment and (ii) lower interest income of $0.1 million from idle funds investments based on lower average levels of idle funds; partially offset by higher interest income of $0.2 million on higher average levels of portfolio debt investments.
Expenses
For the three months ended March 31, 2009, expenses totaled $1.5 million, a 3% decrease over total expenses for the three months ended March 31, 2008. The decrease in total expenses was primarily attributable to $0.3 million in general, administrative and other overhead expenses associated with (i) consulting fees received by the affiliated Investment Manager during the first quarter of 2009, (ii) lower accrued compensation costs as a result of lower investment income levels and (iii) reduced costs for certain legal and administrative activities based upon developing internal resources to perform such activities. The decrease in general, administrative and other overhead expenses was partially offset by (i) $0.2 million of share-based compensation expense related to non-cash amortization for restricted share grants made in July 2008, and (ii) $0.1 million in interest expense principally related to unused commitment and other fees from the $30 million investment credit facility entered into on October 24, 2008.
Distributable Net Investment Income
Distributable net investment income for the three months ended March 31, 2009 was $2.3 million, or an 8% decrease, compared to distributable net investment income of $2.5 million during the three months ended March 31, 2008. The decrease in distributable net investment income was primarily attributable to reduced levels of total investment income, partially offset by lower operating expenses.
Net Investment Income
Net investment income for the three months ended March 31, 2009 was $2.1 million, or a 15% decrease, compared to net investment income of $2.5 million during the three months ended March 31, 2008. The decrease in net investment income was attributable to the decrease in total investment income, partially offset by the decrease in general and administrative expenses, net of share-based compensation expense, as discussed above.
Distributable Net Realized Income
For the three months ended March 31, 2009, the net realized gains from investments was $0.9 million, or a 46% increase, over the net realized gains of $0.6 million during the three months ended March 31, 2008. The net realized gains during the three months ended March 31, 2009 principally included a $0.7 million realized gain related to the partial exit of our equity investments in one portfolio company and a $0.1 million realized gain related to the sale of certain idle funds investments.
The higher net realized gains in the three months ended March 31, 2009, partially offset by the lower level of distributable net investment income during that period, resulted in a 3% increase in the distributable net realized income for the three months ended March 31, 2009 compared with the corresponding period in 2008.
Net Realized Income
The higher net realized gains in the three months ended March 31, 2009, offset by the lower net investment income during that period, resulted in a $0.1 million, or 3%, decrease in the net realized income for the three months ended March 31, 2009 compared with the corresponding period in 2008.
Net Increase (Decrease) in Net Assets from Operations
During the three months ended March 31, 2009, we recorded a net change in unrealized depreciation in the amount of $3.4 million, or a $3.7 million decrease, compared to the $0.3 million net change in unrealized appreciation for the three months ended March 31, 2008. The $3.4 million net change in unrealized depreciation for the first three months of 2009 was principally attributable to (i) $0.9 million in accounting reversals of net unrealized appreciation attributable to the total net realized gain on the exit of the portfolio equity investments and idle funds investments discussed above, (ii) unrealized depreciation on twelve investments in portfolio companies totaling $4.2 million, partially offset by unrealized appreciation on five investments in portfolio companies totaling $1.7 million, (iii) $0.3 million in unrealized depreciation on idle funds investments, and (iv) $0.3 million in unrealized appreciation attributable to our investment in the affiliated Investment Manager based upon an increase in the contractual future cash flows from third party asset management and advisory activities. For the first quarter of 2009, we also recognized a net income tax provision of $0.1 million.

As a result of these events, our net decrease in net assets resulting from operations during the three months ended March 31, 2009 was $0.5 million compared to a net increase in net assets resulting from operations of $3.2 million during the three months ended March 31, 2008.
Liquidity and Capital Resources
Cash Flows
For the three months ended March 31, 2009, we experienced a net decrease in cash and cash equivalents in the amount of $16.5 million. During that period, we generated $0.3 million of cash from our operating activities, primarily from net investment income partially offset by the semi-annual interest payments on our SBIC debentures. We used $12.0 million in net cash from investing activities, principally including the funding of $13.1 million for idle funds investments and the funding of $2.2 million for a new portfolio company investment, partially offset by $0.9 million in cash proceeds from repayment of debt investments and $2.4 million of cash proceeds from the sale of idle funds investments. During the first three months of 2009, we used $4.8 million in cash for financing activities, which principally consisted of $3.4 million in cash dividends to stockholders and $1.3 million in purchases of treasury stock as part of our share repurchase program.
For the three months ended March 31, 2008, we experienced a net increase in cash and equivalents in the amount of $32.1 million. During that period, we generated $1.5 million of cash from our operating activities, primarily from net investment income partially offset by the semi-annual interest payment on our SBIC debentures. We also generated $8.6 million in net cash from investing activities, principally including the funding of new investments and several smaller follow-on investments for a total of $18.1 million, offset by proceeds from the maturity of a $24.1 million investment in idle funds investments, $1.9 million in cash proceeds from repayment of debt investments and $0.7 million of cash proceeds from the redemption and sale of equity investments. During the first three months of 2008, we generated $22.0 million in cash from financing activities, which principally consisted of the net proceeds from a $25.0 million line of credit borrowing, partially offset by $3.0 million of cash dividends to stockholders.
Capital Resources
As of March 31, 2009, we had $34.8 million in cash and cash equivalents plus idle funds investments, and our net assets totaled $107.0 million. On October 24, 2008, Main Street entered into a $30 million, three-year investment credit facility (the “Investment Facility”) with Branch Banking and Trust Company (“BB&T”) and Compass Bank, as lenders, and BB&T, as administrative agent for the lenders. The purpose of the Investment Facility is to provide additional liquidity in support of future investment and operational activities. The Investment Facility allows for an increase in the total size of the facility up to $75 million, subject to certain conditions, and has a maturity date of October 24, 2011. Borrowings under the Investment Facility bear interest, subject to Main Street’s election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.75% or (ii) the applicable base rate plus 0.75%. Main Street will pay unused commitment fees of 0.375% per annum on the average unused lender commitments under the Investment Facility. The Investment Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum liquidity of not less than 10% of the aggregate principal amount outstanding, (ii) maintaining an interest coverage ratio of at least 2.00 to 1.00, and (iii) maintaining a minimum tangible net worth. At March 31, 2009, Main Street had no borrowings outstanding under the Investment Facility, and Main Street was in compliance with all covenants of the Investment Facility.
Due to the Fund’s status as a licensed SBIC, we have the ability to issue, through the Fund, debentures guaranteed by the Small Business Administration (the “SBA”) at favorable interest rates. Under the regulations applicable to SBICs, an SBIC can have outstanding debentures guaranteed by the SBA generally in an amount up to twice its regulatory capital, which generally equates to the amount of its equity capital. Debentures guaranteed by the SBA have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time. Debentures issued prior to September 2006 were subject to pre-payment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006. On March 31, 2009, we, through the Fund, had $55 million of outstanding indebtedness guaranteed by the SBA, which carried an average fixed interest rate of approximately 5.8%. The first maturity related to the SBIC debentures does not occur until 2013, and the weighted average duration is over 6 years as of March 31, 2009.

The 2009 Stimulus Bill contains several provisions applicable to SBIC funds, including the Fund. One of the key SBIC-related provisions included in the 2009 Stimulus Bill increases the maximum amount of combined SBIC leverage (or SBIC leverage cap) to $225 million for affiliated SBIC funds. The prior maximum amount of SBIC leverage available to affiliated SBIC funds was approximately $137 million, as adjusted annually based upon changes in the Consumer Price Index. Due to the increase in the maximum amount of SBIC leverage available, we will now have access to incremental SBIC leverage to support our future investment activities. Since the increase in the SBIC leverage cap applies to affiliated SBIC funds, we will allocate such increased borrowing capacity between the Fund, our wholly owned SBIC subsidiary, and MSC II, an independently owned SBIC that is managed by Main Street and therefore deemed to be affiliated for SBIC regulatory purposes. It is currently estimated that at least $65 million of additional SBIC leverage is now accessible by Main Street for future investment activities, subject to the required capitalization of the Fund.
Due to our existing cash and cash equivalents plus idle funds investments and the available borrowing capacity through both the SBIC program and the Investment Facility, we project that we will have sufficient liquidity to fund our investment and operational activities throughout all of calendar year 2009 and well into 2010. However, this projection will be impacted by, among other things, the pace of new and follow on investments, investment redemptions, the level of cash flow from operations and cash flow from realized gains, and the level of dividends we pay in cash. We anticipate that we will continue to fund our investment activities through existing cash and cash equivalents plus idle funds investments and a combination of future debt and additional equity capital.
On December 31, 2007, we entered into a Treasury Secured Revolving Credit Agreement (the “Treasury Facility”) among us, Wachovia Bank, National Association, and Branch Banking and Trust Company (“BB&T”), as administrative agent for the lenders. Under the Treasury Facility, the lenders agreed to extend revolving loans to us in an amount not to exceed $100 million; however, due to the maturation of our investment portfolio and the additional flexibility provided by the Investment Facility, we unilaterally reduced the Treasury Facility from $100 million to $50 million during October 2008. The reduction in the size of the Treasury Facility resulted in a 50% reduction in the amount of unused commitment fees paid by us. The purpose of the Treasury Facility is to provide us flexibility in the sizing of portfolio investments and to facilitate the growth of our investment portfolio. The Treasury Facility has a two-year term and bears interest, at our option, either (i) at the LIBOR rate or (ii) at a published prime rate of interest, plus 25 basis points in either case. The applicable interest rates under the Treasury Facility would be increased by 15 basis points if usage under the Treasury Facility is in excess of 50% of the days within a given calendar quarter. The Treasury Facility also requires payment of 15 basis points per annum in unused commitment fees based on the average daily unused balances under the facility. The Treasury Facility is secured by certain securities accounts maintained by BB&T and is also guaranteed by the Investment Manager. The Treasury Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a cash collateral coverage ratio of at least 1.01 to 1.0, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum tangible net worth. At March 31, 2009, we had no borrowings outstanding under the Treasury Facility, and Main Street was in compliance with all covenants of the Treasury Facility.
We intend to generate additional cash from future offerings of securities, future borrowings, repayments or sales of investments, and cash flow from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investments of cash in idle funds investments that mature in one year or less with the exception of diversified bond funds. Our primary uses of funds will be investments in portfolio companies, operating expenses and cash distributions to holders of our common stock.
If our common stock trades below our net asset value per share, we will generally not be able to issue additional common stock at the market price unless our stockholders approve such a sale and our Board of Directors makes certain determinations. A proposal, approved by our stockholders at our 2008 annual meeting of stockholders, authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for a period of one year ending on June 11, 2009. We are seeking similar approval at our 2009 annual meeting of stockholders to be held on June 11, 2009.
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

Current Market Conditions
Beginning in late 2007, the United States entered a recession. Throughout 2008, the economy continued to deteriorate and many believe that the current recession could continue for an extended period. During 2008, banks and others in the financial services industry reported significant write-downs in the fair value of their assets, which has led to the failure of a number of banks and investment companies, a number of distressed mergers and acquisitions, the government take-over of the nation’s two largest government-sponsored mortgage companies, and the passage of the $700 billion Emergency Economic Stabilization Act of 2008 in October 2008 and the $787 billion 2009 Stimulus Bill. In addition, the stock market has declined significantly, with both the S&P 500 and the NASDAQ Global Select Market (on which our stock trades), declining by more than 40% between December 31, 2007 and March 31, 2009. As the recession deepened, unemployment rose and consumer confidence declined, which led to significant reductions in spending by both consumers and businesses.
Although we have been able to secure access to additional liquidity, including the recently obtained $30 million Investment Facility and the increase in available leverage through the SBIC program as part of the 2009 Stimulus Bill, the current turmoil in the debt markets and uncertainty in the equity capital markets provides no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.
The deterioration in consumer confidence and a general reduction in spending by both consumers and businesses has had an adverse effect on a number of the industries in which some of our portfolio companies operate. In the event that the United States economy remains in a protracted recession, the results of some of the lower middle-market companies like those in which we invest, will continue to experience deterioration, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in their defaults. In addition, the end markets for certain of our portfolio companies’ products and services have experienced, and continue to experience, negative economic trends. We can provide no assurance that the performance of our portfolio companies will not be negatively impacted by economic or other conditions, which could have a negative impact on our future results.
Recently Issued Accounting Standards
In June 2008, the Financial Accounting Standards Board (“FASB”) issued EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”). This FASB Staff Position (“FSP”) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”). This FSP will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented will be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this FSP. Early application is not permitted. On July 1, 2008, our Board of Directors approved the issuance of shares of restricted stock to Main Street employees and Main Street’s independent directors. We determined that these shares of restricted stock are participating securities prior to vesting. For the three months ended March 31, 2009 and 2008, 255,645 shares and 0 shares, respectively, of non-vested restricted stock have been included in our basic and diluted EPS computations.
In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 provides an illustrative example of how to determine the fair value of a financial asset in an inactive market. The FSP does not change the fair value measurement principles set forth in SFAS 157. Since adopting SFAS 157 in January 2008, our practices for determining the fair value of our investment portfolio have been, and continue to be, consistent with the guidance provided in the example in FSP 157-3. Therefore, our adoption of FSP 157-3 did not affect our practices for determining the fair value of our investment portfolio and did not have a material effect on our financial position or results of operations.
In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”) and FSP No. FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP 107-1”). Both FSPs are effective for reporting periods ending on or after June 15, 2009, although early adoption will be permitted under some conditions and can be applied for periods ending on or after March 15. Since adopting SFAS 157 in January 2008, our practices for determining fair value and for disclosures about the fair value of our investment portfolio have been, and continue to be, consistent with the guidance provided in FSP 157-4 and FSP 107-1. Therefore, our adoption of both FSP 157-4 and FSP 107-1 will not have a material effect on our financial position or results of operations.

Inflation
Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in this report. However, our portfolio companies have and may continue to experience the impacts of inflation on their operating results, including periodic escalations in their costs for raw materials and required energy consumption.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At March 31, 2009, we had two outstanding commitments to fund unused revolving loans for up to $900,000.
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

MSCC is obligated to make payments under a support services agreement with the Investment Manager. Subsequent to the completion of the Formation Transactions and the IPO, the Investment Manager is reimbursed for its excess expenses associated with providing investment management and other services to MSCC and its subsidiaries, as well as MSC II and other third parties. Each quarter, as part of the support services agreement, MSCC makes payments to cover all expenses incurred by the Investment Manager, less the recurring management fees that the Investment Manager receives from MSC II pursuant to a long-term investment advisory services agreement and any other fees received from third parties for providing external services.
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
As discussed further in Note D to the accompanying consolidated financials statements, subsequent to the completion of the Formation Transactions, the Investment Manager is a wholly owned portfolio company of Main Street. At March 31, 2009 and December 31, 2008, the Investment Manager had a payable of $151,013 and a receivable of $302,633, respectively, with MSCC related to recurring expenses required to support MSCC’s business.
Recent Developments
During May 2009, we completed a $3.6 million portfolio investment in Audio Messaging Solutions, LLC (“AMS”). Our investment in AMS consisted of a $3.4 million first lien, secured debt investment. We also provided AMS with a $0.2 million first lien, secured revolving loan to support AMS’s working capital requirements. AMS provides on hold messaging services, which includes writing, recording, and delivery of customer messaging and music.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. The significant majority of our debt investments are made with fixed interest rates for the term of the investment. However, as of March 31, 2009, approximately 14.4% of our debt investment portfolio (at cost) bore interest at floating rates with 68.4% of those debt investments (at cost) subject to contractual minimum rates. All of our current outstanding indebtedness is subject to fixed interest rates for the 10-year life of such debt. As of March 31, 2009, we had not entered into any interest rate hedging arrangements. At March 31, 2009, based on our applicable levels of floating-rate debt investments, a 1% change in interest rates would not have a material effect on our level of interest income from debt investments.
Item 4. Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, our President and Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chairman and Chief Executive Officer, our President and Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any material pending legal proceedings.
Item 1A. Risk Factors
There were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, that we filed with the SEC on March 13, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
None.

Purchases of Equity Securities
On November 13, 2008, we announced that our Board of Directors authorized our officers, in their discretion and subject to compliance with the 1940 Act and other applicable law, to purchase on the open market or in privately negotiated transactions, an amount up to $5 million of the outstanding shares of our common stock at prices per share not to exceed our last reported net asset value per share. The share repurchase program is authorized to be in effect through the earlier of December 31, 2009 or such time as the approved $5 million repurchase amount has been fully utilized. We can not assure you the extent that we will conduct open market purchases, and to the extent we do conduct open market purchases, we may terminate them at any time. For the three months ended March 31, 2009, we purchased 164,544 shares of our common stock for $1,617,106 in the open market pursuant to the program. The following chart summarizes repurchases of our common stock under the program during the first three months of 2009.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased	Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans or
Period	Shares Purchased	Paid per Share	or Programs	Programs

January 2009	22,600	$10.06	22,600
February 2009	30,700	$9.96	30,700
March 2009	111,244	$9.74	111,244

Total	164,544	$9.83	164,544	$3,051,888

Item 6. Exhibits
Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Main Street Capital Corporation
Date: May 8, 2009	/s/ Vincent D. Foster
Vincent D. Foster
Chairman and Chief Executive Officer (principal executive officer)

Date: May 8, 2009	/s/ Todd A. Reppert
Todd A. Reppert
President and Chief Financial Officer (principal financial officer)

Date: May 8, 2009	/s/ Michael S. Galvan
Michael S. Galvan
Vice President and Chief Accounting Officer (principal accounting officer)

Date: May 8, 2009	/s/ Rodger A. Stout
Rodger A. Stout
Senior Vice President-Finance & Administration, Chief Compliance Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).