Form 10-Q
period 2009-06-30
Main Street Capital CORP
filed 2009-08-07
CIK 1396440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of August 6, 2009 was 10,683,214.

MAIN STREET CAPITAL CORPORATION
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
MAIN STREET CAPITAL CORPORATION
Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

Investments at fair value:
Control investments (cost: $60,258,932 and $60,767,805 as of June 30, 2009 and December 31, 2008, respectively)	$63,886,735	$65,542,608
Affiliate investments (cost: $38,181,968 and $37,946,800 as of June 30, 2009 and December 31, 2008, respectively)	39,546,390	39,412,695
Non-Control/Non-Affiliate investments (cost: $9,995,553 and $6,245,405 as of June 30, 2009 and December 31, 2008, respectively)	8,920,606	5,375,886
Investment in affiliated Investment Manager (cost: $18,000,000 as of June 30, 2009 and December 31, 2008)	16,730,944	16,675,626

Total investments (cost: $126,436,453 and $122,960,010 as of June 30, 2009 and December 31, 2008, respectively)	129,084,675	127,006,815
Idle funds investments (cost: $15,783,358 and $4,218,704 as of June 30, 2009 and December 31, 2008, respectively)	15,783,358	4,389,795
Cash and cash equivalents	34,412,887	35,374,826
Deferred tax asset	378,005	1,121,681
Other assets	1,589,782	1,100,922
Deferred financing costs (net of accumulated amortization of $1,158,091 and $956,037 as of June 30, 2009 and December 31, 2008, respectively)	1,543,607	1,635,238

Total assets	$182,792,314	$170,629,277

LIABILITIES

SBIC debentures	$55,000,000	$55,000,000
Interest payable	1,110,068	1,108,193
Distribution payable	1,319,823	726,464
Accounts payable and other liabilities	781,738	1,438,564

Total liabilities	58,211,629	58,273,221
Commitments and contingencies

NET ASSETS

Common stock, $0.01 par value per share (150,000,000 shares authorized; 10,558,632 and 9,206,483 issued and outstanding as of June 30, 2009 and December 31, 2008, respectively)	105,586	92,065
Additional paid-in capital	120,424,435	104,467,740
Undistributed net realized income	2,065,469	3,658,495
Net unrealized appreciation from investments, net of income taxes	1,985,195	4,137,756

Total net assets	124,580,685	112,356,056

Total liabilities and net assets	$182,792,314	$170,629,277

NET ASSET VALUE PER SHARE	$11.80	$12.20

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$1,831,201	$2,667,708	$3,833,821	$4,574,610
Affiliate investments	1,166,501	1,043,901	2,335,557	2,108,862
Non-Control/Non-Affiliate investments	258,218	313,548	396,173	899,190

Total interest, fee and dividend income	3,255,920	4,025,157	6,565,551	7,582,662
Interest from idle funds and other	344,150	151,754	626,944	621,615

Total investment income	3,600,070	4,176,911	7,192,495	8,204,277
EXPENSES:
Interest	(941,577)	(921,206)	(1,872,912)	(1,803,842)
General and administrative	(430,114)	(450,960)	(744,787)	(865,061)
Expenses reimbursed to affiliated Investment Manager	(45,513)	(218,170)	(79,938)	(444,738)
Share-based compensation	(195,726)	—	(391,452)	—

Total expenses	(1,612,930)	(1,590,336)	(3,089,089)	(3,113,641)

NET INVESTMENT INCOME	1,987,140	2,586,575	4,103,406	5,090,636

NET REALIZED GAIN FROM INVESTMENTS:
Control investments	98,050	—	865,651	—
Affiliate investments	—	99,154	—	710,404
Non-Control/Non-Affiliate investments	328,220	—	454,843	—

Total net realized gain from investments	426,270	99,154	1,320,494	710,404

NET REALIZED INCOME	2,413,410	2,685,729	5,423,900	5,801,040

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) FROM INVESTMENTS:
Control investments	1,363,329	(186,405)	(1,147,000)	884,704
Affiliate investments	671,018	(443,584)	(101,473)	(940,952)
Non-Control/Non-Affiliate investments	100,269	58,766	(376,519)	58,766
Investment in affiliated Investment Manager	(283,277)	(234,733)	55,318	(464,462)

Total net change in unrealized appreciation (depreciation) from investments	1,851,339	(805,956)	(1,569,674)	(461,944)

Income tax (provision) benefit	(525,612)	2,608,324	(582,887)	2,351,636

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$3,739,137	$4,488,097	$3,271,339	$7,690,732

NET INVESTMENT INCOME PER SHARE BASIC AND DILUTED	$0.21	$0.29	$0.44	$0.57

NET REALIZED INCOME PER SHARE BASIC AND DILUTED	$0.25	$0.30	$0.58	$0.65

DIVIDENDS PAID PER SHARE	$0.38	$0.35	$0.75	$0.69

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE BASIC AND DILUTED	$0.39	$0.50	$0.35	$0.86

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	9,520,314	8,959,718	9,323,968	8,959,718

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Changes in Net Assets
(Unaudited)

					Net Unrealized
					Appreciation from
	Common Stock		Additional	Undistributed	Investments,	Total
	Number	Par	Paid-In	Net Realized	Net of Income	Net
	of Shares	Value	Capital	Income	Taxes	Assets
Balances at December 31, 2007	8,959,718	$89,597	$104,076,033	$6,067,131	$4,916,447	$115,149,208
Dividends to stockholders	—	—	—	(6,182,205)	—	(6,182,205)
Net increase resulting from operations	—	—	—	5,801,040	1,889,692	7,690,732

Balances at June 30, 2008	8,959,718	$89,597	$104,076,033	$5,685,966	$6,806,139	$116,657,735

Balances at December 31, 2008	9,206,483	$92,065	$104,467,740	$3,658,495	$4,137,756	$112,356,056
Dividend reinvestment	79,193	791	979,785	—	—	980,576
Public offering of common stock, net of offering costs	1,437,500	14,375	16,200,919	—	—	16,215,294
Share repurchase program	(164,544)	(1,645)	(1,615,461)	—	—	(1,617,106)
Share-based compensation	—	—	391,452	—	—	391,452
Dividends to stockholders	—	—	—	(7,016,926)	—	(7,016,926)
Net increase resulting from operations	—	—	—	5,423,900	(2,152,561)	3,271,339

Balances at June 30, 2009	10,558,632	$105,586	$120,424,435	$2,065,469	$1,985,195	$124,580,685

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months
	Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations:	$3,271,339	$7,690,732
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized depreciation from investments	1,569,674	461,944
Net realized gain from investments	(1,320,494)	(710,404)
Accretion of unearned income	(309,996)	(595,189)
Net payment-in-kind interest accrual	(291,475)	(223,439)
Share-based compensation expense	391,452	—
Amortization of deferred financing costs	202,054	138,580
Deferred taxes	743,676	(2,544,270)
Changes in other assets and liabilities:
Other assets	(527,092)	386,256
Interest payable	1,875	—
Accounts payable and other liabilities	(786,933)	(259,446)
Deferred debt origination fees received	79,017	377,366

Net cash provided by operating activities	3,023,097	4,722,130

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in portfolio companies	(6,613,657)	(30,211,460)
Investments in idle funds	(31,842,149)	—
Proceeds from idle funds investments	20,517,609	24,063,261
Principal payments received on loans and debt securities	4,778,280	5,747,542
Proceeds from sale of equity securities and related notes	—	846,277

Net cash provided by (used in) investing activities	(13,159,917)	445,620

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase program	(1,617,106)	—
Proceeds from public offering of common stock	16,345,401	—
Dividends paid to stockholders	(5,842,991)	(6,182,205)
Net change in DRIP deposit	400,000	—
Payment of deferred loan costs and SBIC debenture fees	(110,423)	(16,394)

Net cash provided by (used in) financing activities	9,174,881	(6,198,599)

Net decrease in cash and cash equivalents	(961,939)	(1,030,849)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,374,826	41,889,324

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,412,887	$40,858,475

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2009
(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)

Café Brazil, LLC	Casual Restaurant
12% Secured Debt (Maturity — April 20, 2011)	Group	$2,625,000	$2,608,099	$2,625,000
Member Units (7) (Fully diluted 42.3%)			41,837	1,280,000
			2,649,936	3,905,000

CBT Nuggets, LLC	Produces and Sells
14% Secured Debt (Maturity — December 31, 2013)	IT Certification	1,680,000	1,649,198	1,680,000
10% Secured Debt (Maturity — March 31, 2012)	Training Videos	915,000	915,000	915,000
10% Secured Debt (Maturity — March 31, 2010)		60,000	60,000	60,000
Member Units (7) (Fully diluted 24.5%)			299,520	1,390,000
			2,923,718	4,045,000

Ceres Management, LLC (Lambs)	Aftermarket Automotive
14% Secured Debt (Maturity — May 31, 2013)	Services Chain	2,400,000	2,374,909	2,374,909
Member Units (Fully diluted 42.0%)			1,200,000	1,110,000
Class B Member Units (Non-voting)			151,688	151,688
			3,726,597	3,636,597

Condit Exhibits, LLC	Tradeshow Exhibits/
13% current / 5% PIK Secured Debt (Maturity — July 1, 2013)	Custom Displays	2,366,707	2,334,438	2,334,438
Warrants (Fully diluted 28.1%)			300,000	30,000
			2,634,438	2,364,438

Gulf Manufacturing, LLC	Industrial Metal
Prime plus 1% Secured Debt (Maturity — August 31, 2012)	Fabrication	1,200,000	1,191,936	1,200,000
13% Secured Debt (Maturity — August 31, 2012)		1,600,000	1,485,462	1,580,000
Member Units (7) (Fully diluted 18.4%)			472,000	1,710,000
Warrants (Fully diluted 8.4%)			160,000	920,000
			3,309,398	5,410,000

Hawthorne Customs & Dispatch Services, LLC	Transportation/
13% Secured Debt (Maturity — January 31, 2011)	Logistics	900,000	883,503	883,503
Member Units (7) (Fully diluted 27.9%)			375,000	740,000
Warrants (Fully diluted 16.5%)			37,500	390,000
			1,296,003	2,013,503

Hydratec Holdings, LLC	Agricultural Services
12.5% Secured Debt (Maturity — October 31, 2012)		3,400,000	3,349,977	3,349,977
Prime plus 1% Secured Debt (Maturity — October 31, 2012)		1,595,244	1,581,911	1,581,911
Member Units (Fully diluted 80.6%)			4,100,000	5,330,000
			9,031,888	10,261,888

Jensen Jewelers of Idaho, LLC	Retail Jewelry
Prime Plus 2% Secured Debt (Maturity — November 14, 2011)		1,044,000	1,033,108	1,045,069
13% current / 6% PIK Secured Debt (Maturity — November 14, 2011)		1,035,280	1,020,201	1,036,516
Member Units (7) (Fully diluted 24.3%)			376,000	290,000
			2,429,309	2,371,585

NAPCO Precast, LLC	Precast Concrete
18% Secured Debt (Maturity — February 1, 2013)	Manufacturing	5,923,077	5,827,952	5,923,074
Prime Plus 2% Secured Debt (Maturity — February 1, 2013) (8)		3,384,615	3,358,833	3,384,615
Member Units (7) (Fully diluted 35.3%)			2,020,000	5,120,000
			11,206,785	14,427,689

OMi Holdings, Inc.	Manufacturer of
12% Secured Debt (Maturity — April 1, 2013)	Overhead Cranes	6,342,000	6,293,092	6,293,092
Common Stock (Fully diluted 28.8%)			900,000	310,000
			7,193,092	6,603,092

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2009
(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)

Quest Design & Production, LLC	Design and Fabrication
10% Secured Debt (Maturity — June 30, 2013)	of Custom Display	600,000	465,060	600,000
0% Secured Debt (Maturity — June 30, 2013)	Systems	2,000,000	2,000,000	1,400,000
Warrants (Fully diluted 40.0%)			1,595,858	—
Warrants (Fully diluted 20.0%)			40,000	—
			4,100,918	2,000,000

Universal Scaffolding & Equipment, LLC	Manufacturer of Scaffolding
Prime plus 1% Secured Debt (Maturity — August 17, 2012) (8)	and Shoring Equipment	841,750	836,066	836,066
13% current / 5% PIK Secured Debt (Maturity — August 17, 2012)		3,377,176	3,331,101	750,000
Member Units (Fully diluted 18.9%)			992,063	—
			5,159,230	1,586,066

Uvalco Supply, LLC	Farm and Ranch Supply
Member Units (Fully diluted 39.6%)			905,743	1,570,000

Ziegler’s NYPD, LLC	Restaurant
Prime plus 2% Secured Debt (Maturity — October 1, 2013) (8)		600,000	594,734	594,734
13% current / 5% PIK Secured Debt (Maturity — October 1, 2013)		2,772,960	2,737,143	2,737,143
Warrants (Fully diluted 28.6%)			360,000	360,000
			3,691,877	3,691,877

Subtotal Control Investments			60,258,932	63,886,735

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2009
(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Affiliate Investments (4)

Advantage Millwork Company, Inc.	Manufacturer/Distributor
12% Secured Debt (Maturity — February 5, 2012)	of Wood Doors	3,066,667	2,970,656	2,680,000
Warrants (Fully diluted 12.2%)			97,808	—
			3,068,464	2,680,000

American Sensor Technologies, Inc.	Manufacturer of Commercial/
Prime plus 0.5% Secured Debt (Maturity — May 31, 2010) (8)	Industrial Sensors	3,800,000	3,800,000	3,800,000
Warrants (Fully diluted 19.6%)			49,990	400,000

			3,849,990	4,200,000

Carlton Global Resources, LLC	Processor of
13% PIK Secured Debt (Maturity — November 15, 2011)	Industrial Minerals	4,791,944	4,655,836	—
Member Units (Fully diluted 8.5%)			400,000	—

			5,055,836	—

California Healthcare Medical Billing, Inc.	Healthcare
12% Secured Debt (Maturity — October 17, 2013)	Services	1,410,000	1,162,781	1,162,781
Common Stock (Fully diluted 6.0%)			390,000	490,000
Warrants (Fully diluted 12.0%)			240,000	730,000

			1,792,781	2,382,781

Houston Plating & Coatings, LLC	Plating & Industrial
Prime plus 2% Secured Debt (Maturity — July 18, 2013)	Coating Services	300,000	300,000	300,000
Member Units (7) (Fully diluted 11.1%)			335,000	3,315,000

			635,000	3,615,000

KBK Industries, LLC	Specialty Manufacturer
14% Secured Debt (Maturity — January 23, 2011)	of Oilfield and	3,937,500	3,819,555	3,819,555
8% Secured Debt (Maturity — March 1, 2010)	Industrial Products	281,250	281,250	281,250
8% Secured Debt (Maturity — March 31, 2010)		450,000	450,000	450,000
Member Units (7) (Fully diluted 14.5%)			187,500	200,000

			4,738,305	4,750,805

Laurus Healthcare, LP	Healthcare Facilities
13% Secured Debt (Maturity — May 7, 2012)		2,275,000	2,275,000	2,275,000
Warrants (Fully diluted 17.5%)			105,000	3,130,000

			2,380,000	5,405,000

National Trench Safety, LLC	Trench & Traffic
10% PIK Debt (Maturity — April 16, 2014)	Safety Equipment	425,012	425,012	425,012
Member Units (Fully diluted 11.7%)			1,792,308	2,030,000

			2,217,320	2,455,012

Olympus Building Services, Inc.	Custodial/Facilities
12% Secured Debt (Maturity — March 27, 2014)	Services	1,890,000	1,713,650	1,713,650
Warrants (Fully diluted 13.5%)			150,000	150,000

			1,863,650	1,863,650

Pulse Systems, LLC	Manufacturer of Components
Warrants (Fully diluted 7.4%)	for Medical Devices		132,856	450,000

Schneider Sales Management, LLC	Sales Consulting
13% Secured Debt (Maturity — October 15, 2013)	and Training	1,980,000	1,922,794	1,922,794
Warrants (Fully diluted 12.0%)			45,000	—

			1,967,794	1,922,794

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2009
(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Affiliate Investments (4)

Vision Interests, Inc.	Manufacturer/
13% Secured Debt (Maturity — June 5, 2012)	Installer of Commercial	3,760,000	3,599,890	3,599,890
Common Stock (Fully diluted 8.9%)	Signage		372,000	30,000
Warrants (Fully diluted 11.2%)			160,000	40,000

			4,131,890	3,669,890

Walden Smokey Point, Inc.	Specialty Transportation/
14% current / 4% PIK Secured Debt (Maturity — December 30, 2013)	Logistics	4,897,067	4,811,458	4,811,458
Common Stock (Fully diluted 7.6%)			600,000	600,000

			5,411,458	5,411,458

WorldCall, Inc.	Telecommunication/
13% Secured Debt (Maturity — October 22, 2009)	Information Services	646,225	639,993	640,000
Common Stock (Fully diluted 9.9%)			296,631	100,000

			936,624	740,000

Subtotal Affiliate Investments			38,181,968	39,546,390

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2009
(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Non-Control/Non-Affiliate Investments(5):

Audio Messaging Solutions, LLC	Audio Messaging
12% Secured Debt (Maturity — May 8, 2014)	Services	3,444,000	3,189,851	3,189,851
Warrants (Fully diluted 5.0%)			215,040	215,040

			3,404,891	3,404,891

East Teak Fine Hardwoods, Inc.	Hardwood Products
Common Stock (Fully diluted 3.3%)			130,000	370,000

Hayden Acquisition, LLC	Manufacturer of
8% Secured Debt (Maturity — August 9, 2009)	Utility Structures	1,800,000	1,781,303	420,000

Support Systems Homes, Inc.	Manages Substance
15% Secured Debt (Maturity — August 21, 2018)	Abuse Treatment Centers	226,461	226,461	226,461

Technical Innovations, LLC	Manufacturer of Specialty
7% Secured Debt (Maturity — August 31, 2009)	Cutting Tools and Punches	951,021	949,254	949,254
13.5% Secured Debt (Maturity — January 16, 2015)		3,550,000	3,503,644	3,550,000
			4,452,898	4,499,254

Subtotal Non-Control/Non-Affiliate Investments			9,995,553	8,920,606

Main Street Capital Partners, LLC (Investment Manager)	Asset Management
100% of Membership Interests			18,000,000	16,730,944

Total Portfolio Investments, June 30, 2009			$126,436,453	$129,084,675

Idle Funds Investments	Investments in High-Quality
Barclays Capital High Yield Bond	Debt Investments, Certificates of	$2,955,268	$2,955,268	$2,955,268
Western Refining Term Loan	Deposit, and Diversified	1,881,368	1,828,090	1,828,090
1.65% Certificate of Deposit	Bond Funds
(Maturity — October 5, 2009)		2,500,000	2,500,000	2,500,000
1.73% Certificate of Deposit (Maturity — August 22, 2009)		5,000,000	5,000,000	5,000,000
1.50% Certificate of Deposit (Maturity — October 24, 2009)		2,500,000	2,500,000	2,500,000
1.65% Certificate of Deposit (Maturity — November 28, 2009)		1,000,000	1,000,000	1,000,000

			$15,783,358	$15,783,358

(1)	Debt investments are generally income producing. Equity and warrants are non-income producing, unless otherwise noted.

(2)	See Note C for summary geographic location of portfolio companies.

(3)
Controlled investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”) as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.

(4)	Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned.

(5)	Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(6)	Principal is net of prepayments. Cost is net of prepayments and accumulated unearned income.

(7)	Income producing through payment of dividends or distributions.

(8)	Subject to contractual minimum interest rates.

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2008

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)

Café Brazil, LLC	Casual Restaurant
12% Secured Debt (Maturity — April 20, 2011)	Group	$2,750,000	$2,728,113	$2,750,000
Member Units (7) (Fully diluted 42.3%)			41,837	1,000,000

			2,769,950	3,750,000

CBT Nuggets, LLC	Produces and Sells
14% Secured Debt (Maturity — June 1, 2011)	IT Certification	1,680,000	1,642,518	1,680,000
10% Secured Debt (Maturity — December 31, 2009)	Training Videos	150,000	150,000	150,000
Member Units (7) (Fully diluted 29.1%)			432,000	1,625,000
Warrants (Fully diluted 10.5%)			72,000	500,000

			2,296,518	3,955,000

Ceres Management, LLC (Lambs)	Aftermarket Automotive
14% Secured Debt (Maturity — May 31, 2013)	Services Chain	2,400,000	2,372,601	2,372,601
Member Units (Fully diluted 42.0%)			1,200,000	1,300,000

			3,572,601	3,672,601

Condit Exhibits, LLC	Tradeshow Exhibits/
13% current / 5% PIK Secured Debt (Maturity — July 1, 2013)	Custom Displays	2,308,073	2,273,194	2,273,194
Warrants (Fully diluted 28.1%)			300,000	300,000

			2,573,194	2,573,194

Gulf Manufacturing, LLC	Industrial Metal
Prime plus 1% Secured Debt (Maturity — August 31, 2012)	Fabrication	1,200,000	1,190,764	1,200,000
13% Secured Debt (Maturity — August 31, 2012)		1,900,000	1,747,777	1,880,000
Member Units (7) (Fully diluted 18.6%)			472,000	1,100,000
Warrants (Fully diluted 8.4%)			160,000	550,000

			3,570,541	4,730,000

Hawthorne Customs & Dispatch Services, LLC	Transportation/
13% Secured Debt (Maturity — January 31, 2011)	Logistics	1,200,000	1,171,988	1,171,988
Member Units (7) (Fully diluted 27.8%)			375,000	435,000
Warrants (Fully diluted 16.5%)			37,500	230,000

			1,584,488	1,836,988

Hydratec Holdings, LLC	Agricultural Services
12.5% Secured Debt (Maturity — October 31, 2012)		5,400,000	5,311,329	5,311,329
Prime plus 1% Secured Debt (Maturity — October 31, 2012)		1,595,244	1,579,911	1,579,911
Member Units (Fully diluted 60%)			1,800,000	2,050,000

			8,691,240	8,941,240

Jensen Jewelers of Idaho, LLC	Retail Jewelry
Prime Plus 2% Secured Debt (Maturity — November 14, 2011)		1,044,000	1,030,957	1,044,000
13% current / 6% PIK Secured Debt (Maturity — November 14, 2011)		1,004,591	986,980	1,004,591
Member Units (7) (Fully diluted 24.3%)			376,000	380,000

			2,393,937	2,428,591

NAPCO Precast, LLC	Precast Concrete
18% Secured Debt (Maturity — February 1, 2013)	Manufacturing	6,461,538	6,348,011	6,461,538
Prime Plus 2% Secured Debt (Maturity — February 1, 2013) (8)		3,692,308	3,660,945	3,692,308
Member Units (7) (Fully diluted 36.1%)			2,000,000	5,100,000

			12,008,956	15,253,846

OMi Holdings, Inc.	Manufacturer of
12% Secured Debt (Maturity — April 1, 2013)	Overhead Cranes	6,660,000	6,603,400	6,603,400
Common Stock (Fully diluted 28.8%)			900,000	570,000

			7,503,400	7,173,400

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2008

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)

Quest Design & Production, LLC	Design and Fabrication
10% Secured Debt (Maturity — June 30, 2013)	of Custom Display	600,000	465,060	600,000
0% Secured Debt (Maturity — June 30, 2013)	Systems	2,000,000	2,000,000	1,400,000
Warrants (Fully diluted 40.0%)			1,595,858	—
Warrants (Fully diluted 20.0%)			40,000	—

			4,100,918	2,000,000

Universal Scaffolding & Equipment, LLC	Manufacturer of Scaffolding
Prime plus 1% Secured Debt (Maturity — August 17, 2012) (8)	and Shoring Equipment	881,833	875,072	875,072
13% current / 5% PIK Secured Debt (Maturity — August 17, 2012)		3,362,698	3,311,508	3,160,000
Member Units (Fully diluted 18.4%)			992,063	—

			5,178,643	4,035,072

Uvalco Supply, LLC	Farm and Ranch Supply
Member Units (Fully diluted 39.6%)			905,743	1,575,000

Ziegler’s NYPD, LLC	Casual Restaurant
Prime plus 2% Secured Debt (Maturity — October 1, 2013) (8)	Group	600,000	594,239	594,239
13% current / 5% PIK Secured Debt (Maturity — October 1, 2013)		2,704,262	2,663,437	2,663,437
Warrants (Fully diluted 28.6%)			360,000	360,000

			3,617,676	3,617,676

Subtotal Control Investments			60,767,805	65,542,608

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2008

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Affiliate Investments (4)

Advantage Millwork Company, Inc.	Manufacturer/Distributor
12% Secured Debt (Maturity — February 5, 2012)	of Wood Doors	3,066,667	2,955,442	2,955,442
Warrants (Fully diluted 12.2%)			97,808	—

			3,053,250	2,955,442

American Sensor Technologies, Inc.	Manufacturer of Commercial/
Prime plus 0.5% Secured Debt (Maturity — May 31, 2010) (8)	Industrial Sensors	3,800,000	3,800,000	3,800,000
Warrants (Fully diluted 20.0%)			50,000	250,000

			3,850,000	4,050,000

Carlton Global Resources, LLC	Processor of
13% PIK Secured Debt (Maturity — November 15, 2011)	Industrial Minerals	4,791,944	4,655,836	—
Member Units (Fully diluted 8.5%)			400,000	—

			5,055,836	—

California Healthcare Medical Billing, Inc.	Healthcare
12% Secured Debt (Maturity — October 17, 2013)	Services	1,410,000	1,141,706	1,141,706
Common Stock (Fully diluted 6%)			390,000	390,000
Warrants (Fully diluted 12%)			240,000	240,000

			1,771,706	1,771,706

Houston Plating & Coatings, LLC	Plating & Industrial
Prime plus 2% Secured Debt (Maturity — July 18, 2013)	Coating Services	300,000	300,000	300,000
Member Units (7) (Fully diluted 11.1%)			210,000	2,750,000

			510,000	3,050,000

KBK Industries, LLC	Specialty Manufacturer
14% Secured Debt (Maturity — January 23, 2011)	of Oilfield and	3,937,500	3,787,758	3,937,500
8% Secured Debt (Maturity — March 1, 2010)	Industrial Products	468,750	468,750	468,750
8% Secured Debt (Maturity — March 31, 2009)		450,000	450,000	450,000
Member Units (7) (Fully diluted 14.5%)			187,500	775,000

			4,894,008	5,631,250

Laurus Healthcare, LP	Healthcare Facilities
13% Secured Debt (Maturity — May 7, 2009)		2,275,000	2,259,664	2,275,000
Warrants (Fully diluted 17.5%)			105,000	2,500,000

			2,364,664	4,775,000

National Trench Safety, LLC	Trench & Traffic
10% PIK Debt (Maturity — April 16, 2014)	Safety Equipment	404,256	404,256	404,256
Member Units (Fully diluted 11.7%)			1,792,308	1,792,308

			2,196,564	2,196,564

Pulse Systems, LLC	Manufacturer of
14% Secured Debt (Maturity — June 1, 2009)	Components for	1,831,274	1,819,464	1,831,274
Warrants (Fully diluted 7.4%)	Medical Devices		132,856	450,000

			1,952,320	2,281,274

Schneider Sales Management, LLC	Sales Consulting
13% Secured Debt (Maturity — October 15, 2013)	and Training	1,980,000	1,909,972	1,909,972
Warrants (Fully diluted 12.0%)			45,000	45,000

			1,954,972	1,954,972

Vision Interests, Inc.	Manufacturer/
13% Secured Debt (Maturity — June 5, 2012)	Installer of Commercial	3,760,000	3,579,117	3,579,117
Common Stock (Fully diluted 8.9%)	Signage		372,000	420,000
Warrants (Fully diluted 11.2%)			160,000	420,000

			4,111,117	4,419,117

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2008

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Affiliate Investments (4)

Walden Smokey Point, Inc.	Specialty Transportation/
14% current / 4% PIK Secured Debt (Maturity — December 30, 2013)	Logistics	4,800,533	4,704,533	4,704,533
Common Stock (Fully diluted 7.6%)			600,000	600,000

			5,304,533	5,304,533

WorldCall, Inc.	Telecommunication/
13% Secured Debt (Maturity — October 22, 2009)	Information Services	646,225	631,199	640,000
Common Stock (Fully diluted 9.9%)			296,631	382,837

			927,830	1,022,837

Subtotal Affiliate Investments			37,946,800	39,412,695

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2008

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Non-Control/Non-Affiliate Investments(5):

East Teak Fine Hardwoods, Inc.
Common Stock (Fully diluted 3.3%)	Hardwood Products		130,000	490,000

Hayden Acquisition, LLC	Manufacturer of
8% Secured Debt (Maturity — March 9, 2009)	Utility Structures	1,800,000	1,781,303	500,000

Support Systems Homes, Inc.	Manages Substance
15% Secured Debt (Maturity — August 21, 2018)	Abuse Treatment Centers	226,589	226,589	226,589

Technical Innovations, LLC	Manufacturer of Specialty
7% Secured Debt (Maturity — August 31, 2009)	Cutting Tools and Punches	416,364	409,297	409,297
13.5% Secured Debt (Maturity — January 16, 2015)		3,750,000	3,698,216	3,750,000

			4,107,513	4,159,297

Subtotal Non-Control/Non-Affiliate Investments			6,245,405	5,375,886

Main Street Capital Partners, LLC (Investment Manager)	Asset Management
100% of Membership Interests			18,000,000	16,675,626

Total Portfolio Investments, December 31, 2008			$122,960,010	$127,006,815

Idle Funds Investments	Investments in High-Quality
8.3% General Electric Capital Corporate Bond	Debt Investments and
(Maturity — September 20, 2009)	Diversified Bond Funds	$1,218,704	$1,218,704	$1,218,704
4.50% National City Bank Bond (Maturity — March 15, 2010)		1,000,000	1,000,000	1,000,000
Vanguard High-Yield Corp Fund Admiral Shares		1,000,000	1,000,000	1,086,514
Vanguard Long-Term Investment-Grade Fund Admiral Shares		1,000,000	1,000,000	1,084,577

			$4,218,704	$4,389,795

(1)	Debt investments are generally income producing. Equity and warrants are non-income producing, unless otherwise noted.

(2)	See Note C for summary geographic location of portfolio companies.

(3)
Controlled investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”), as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.

(4)	Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned.

(5)	Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(6)	Principal is net of prepayments. Cost is net of prepayments and accumulated unearned income.

(7)	Income producing through payment of dividends or distributions.

(8)	Subject to contractual minimum interest rates.

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
2. Basis of Presentation
Main Street’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). For the three and six months ended June 30, 2009 and 2008, the consolidated financial statements of Main Street include the accounts of MSCC, the Fund, MSEI and the General Partner. The Investment Manager is accounted for as a portfolio investment (see Note D). Main Street’s results of operations for the three and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008, and financial position as of June 30, 2009 and December 31, 2008, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current financial statement presentation, including the reclassification of MSCC shares of common stock repurchased under Main Street’s share repurchase plan, which were formerly classified as treasury stock and are now reflected as a reduction of common stock and additional paid in capital in accordance with Maryland law.
The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2008. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
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
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
1. Valuation of Investments
Main Street accounts for its portfolio investments at fair value. As a result, Main Street adopted the provisions of Statement of Financial Accounting Standards (“FAS”) No. 157, Fair Value Measurements (“FAS 157”) in the first quarter of 2008. FAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. FAS 157 requires Main Street to assume that the portfolio investment is to be sold in the principal market to market participants, or in the absence of a principal market, in the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. With the adoption of this statement, Main Street incorporated the income approach to estimate the fair value of its debt investments principally using a yield-to-maturity model. Prior to the adoption of FAS 157, Main Street reported unearned income as a single line item on the consolidated balance sheets and consolidated schedule of investments. Unearned income is no longer reported as a separate line and is now part of the investment portfolio cost and fair value on the consolidated balance sheets and the consolidated schedule of investments. This change in presentation had no impact on the overall net cost or fair value of Main Street’s investment portfolio and had no impact on Main Street’s financial position or results of operations.
Main Street’s business plan calls for it to invest primarily in illiquid securities issued by private companies. These investments may be subject to restrictions on resale and will generally have no established trading market. As a result, Main Street determines in good faith the fair value of its portfolio investments pursuant to a valuation policy in accordance with FAS 157 and a valuation process approved by its Board of Directors and in accordance with the 1940 Act. Main Street reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process. Main Street’s valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio.
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
Main Street uses a standard investment rating system in connection with its investment oversight, portfolio management/analysis and investment valuation procedures. This system takes into account both quantitative and qualitative factors of the portfolio company and the investments held. Each quarter, Main Street estimates the fair value of each portfolio investment, and the Board of Directors of Main Street oversees, reviews and approves, in good faith, Main Street’s fair value estimates consistent with the 1940 Act requirements.
Pursuant to its internal valuation process, Main Street performs valuation procedures on each portfolio company once a quarter. In addition to its internal valuation process, in arriving at estimates of fair value for portfolio companies, Main Street, among other things, consults with a nationally recognized independent advisor. The nationally recognized independent advisor is generally consulted relative to each portfolio investment at least once in every calendar year, and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent advisor on one or more portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a portfolio company is determined to be insignificant relative to the total investment portfolio. Main Street consulted with its independent advisor in arriving at Main Street’s determination of fair value on a total of 13 portfolio companies for the six months ended June 30, 2009, representing approximately 33% of the total portfolio investments at fair value as of June 30, 2009. Main Street consulted with its advisor relative to Main Street’s determination of fair value on 4 and 9 portfolio investments for the quarters ended March 31, 2009 and June 30, 2009, respectively. The Board of Directors of Main Street has the final responsibility for reviewing and approving, in good faith, Main Street’s estimate of the fair value for the investments.
Main Street believes its investments as of June 30, 2009 and December 31, 2008 approximate fair value as of those dates based on the market in which Main Street operates and other conditions in existence at those reporting periods.
2. Interest and Dividend Income
Interest and dividend income is recorded on the accrual basis to the extent amounts are expected to be collected. Dividend income is recorded as dividends are declared or at the point an obligation exists for the portfolio company to make a distribution. In accordance with Main Street’s valuation policy, accrued interest and dividend income is evaluated periodically for collectability. When a loan or debt security becomes 90 days or more past due, and if Main Street otherwise does not expect the debtor to be able to service all of its debt or other obligations, Main Street will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding ability to service the debt or other obligations, or if a loan or debt security is fully impaired or written off, it will be removed from non-accrual status.
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
As of June 30, 2009, and December 31, 2008, Main Street had one investment on non-accrual status, which comprised approximately 0.4% and 0.5%, respectively, of the core investment portfolio at fair value for the two periods then ended.

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
5. Share-Based Compensation
Main Street accounts for its share-based compensation plans using the fair value method, as prescribed by FAS No. 123R, Share-Based Payment (“FAS 123R”). Accordingly, for restricted stock awards, Main Street measures the grant date fair value based upon the market price of its common stock on the date of the grant and amortizes that fair value as share-based compensation expense over the requisite service period or vesting term.
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
9. Fair Value of Financial Instruments
Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Main Street believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate the fair values of such items. Idle funds investments consist primarily of short term investments in U.S. government agency securities, investments in high-quality debt investments, certificates of deposit, and diversified bond funds. The fair value determination for these investments primarily consists of Level 1 observable inputs. The SBIC debentures remain a strategic advantage due to their flexible structure, long-term duration, and low fixed interest rates. As of June 30, 2009, had Main Street adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”) relating to accounting for debt obligations at their fair value, Main Street estimates the fair value of its SBIC debentures would be approximately $46 million, or $9 million less than the face value of the SBIC debentures. As of December 31, 2008, Main Street estimates the fair value of its SBIC debentures would be approximately $43 million, or $12 million less than the face value of the SBIC debentures.
10. Recently Issued Accounting Standards
In June 2008, the Financial Accounting Standards Board (“FASB”) issued EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”). This FASB Staff Position (“FSP”) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented will be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this FSP. Early application is not permitted. On July 1, 2008, Main Street’s Board of Directors approved the issuance of shares of restricted stock to Main Street employees and independent directors as discussed further in Note J. Main Street determined that these shares of restricted stock are participating securities prior to vesting. For the six months ended June 30, 2009, 255,645 shares of non-vested restricted stock have been included in Main Street’s basic and diluted EPS computations.
In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 provides an illustrative example of how to determine the fair value of a financial asset in an inactive market. The FSP does not change the fair value measurement principles set forth in FAS 157. Since adopting FAS 157 in January 2008, Main Street’s practices for determining the fair value of its investment portfolio have been, and continue to be, consistent with the guidance provided in FSP 157-3. Therefore, Main Street’s adoption of FSP 157-3 did not affect its practices for determining the fair value of its investment portfolio and did not have a material effect on its financial position or results of operations.
In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”) and FSP No. FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP 107-1”). Both FSPs are effective for reporting periods ending on or after June 15, 2009. Since adopting FAS 157 in January 2008, Main Street’s practices for determining fair value and for disclosures about the fair value of its investment portfolio have been, and continue to be, consistent with the guidance provided in FSP 157-4 and FSP 107-1. Therefore, Main Street’s adoption of both FSP 157-4 and FSP 107-1 did not affect its practices for determining the fair value of its investment portfolio and did not have a material effect on its financial position or results of operations.

In May 2009, the FASB issued FAS No. 165, Subsequent Events (“FAS 165”). FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 includes a new required disclosure of the date through which an entity has evaluated subsequent events and is effective for interim periods or fiscal years ending after June 15, 2009. Main Street’s adoption of FAS 165 did not have a material effect on its financial position or results of operations.
In June 2009, the FASB issued FAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“FAS 168”). The Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of FAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. FAS 168 is only expected to impact Main Street’s disclosures by requiring Codification references.
NOTE C — FAIR VALUE HIERARCHY FOR PORTFOLIO AND IDLE FUNDS INVESTMENTS
In connection with valuing portfolio investments, Main Street adopted the provisions of FAS 157 in the first quarter of 2008. FAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. Main Street accounts for its portfolio investments at fair value.
Fair Value Hierarchy
In accordance with FAS 157, Main Street has categorized its portfolio investments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical investments (Level 1) and the lowest priority to unobservable inputs (Level 3).
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

As required by FAS 157, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, gains and losses for such investments categorized within the Level 3 table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Main Street conducts reviews of fair value hierarchy classifications on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain investments.
As of June 30, 2009 and December 31, 2008, all of Main Street’s idle funds investments consisted primarily of investments in high-quality debt investments, certificates of deposit, and diversified bond funds. The fair value determination for these investments primarily consisted of observable inputs. As a result, all of Main Street’s idle funds investments were categorized as Level 1 as of June 30, 2009 and December 31, 2008, with a fair value of $15,783,358 and $4,389,795, respectively.
As of June 30, 2009, all of Main Street’s portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s portfolio investments were categorized as Level 3. The fair value determination of each portfolio investment required one or more of the following unobservable inputs:
•	Financial information obtained from each portfolio company, including unaudited statements of operations and balance sheets for the most recent period available as compared to budgeted numbers;
•	Current and projected financial condition of the portfolio company;
•	Current and projected ability of the portfolio company to service its debt obligations;
•	Type and amount of collateral, if any, underlying the investment;
•	Current financial ratios (e.g., fixed charge coverage ratio, interest coverage ratio, and net debt/EBITDA ratio) applicable to the investment;
•	Current liquidity of the investment and related financial ratios (e.g., current ratio and quick ratio);
•	Pending debt or capital restructuring of the portfolio company;
•	Projected operating results of the portfolio company;
•	Current information regarding any offers to purchase the investment;
•	Current ability of the portfolio company to raise any additional financing as needed;
•	Changes in the economic environment which may have a material impact on the operating results of the portfolio company;
•	Internal occurrences that may have an impact (both positive and negative) on the operating performance of the portfolio company;
•	Qualitative assessment of key management;
•	Contractual rights, obligations or restrictions associated with the investment; and
•	Other factors deemed relevant.
The following table provides a summary of changes in fair value of Main Street’s Level 3 portfolio investments for the six months ended June 30, 2009:

					Net	Net
					Changes from	Unrealized
Type of	December 31, 2008	Accretion of	Redemptions/	New	Unrealized	Appreciation	June 30, 2009
Investment	Fair Value	Unearned Income	Repayments (1)	Investments (1)	to Realized	(Depreciation)	Fair Value
Debt	$81,751,043	$309,697	$(6,388,139)	$6,797,648	$(133,856)	$(2,934,390)	$79,402,003
Equity	22,735,146	—	(132,480)	2,596,688	(365,853)	1,303,187	26,136,688
Equity warrants	5,845,000	—	(72,010)	365,040	(428,000)	1,105,010	6,815,040
Investment Manager	16,675,626	—	—	—	—	55,318	16,730,944

	$127,006,815	$309,697	$(6,592,629)	$9,759,376	$(927,709)	$(470,875)	$129,084,675

(1)	Includes the impact of non-cash conversions
Portfolio Investments
Main Street’s portfolio investments principally consist of secured debt, equity warrants and direct equity investments in privately held companies. The debt investments are secured by either a first or second lien on the assets of the portfolio company, generally bear interest at fixed rates, and generally mature between five and seven years from the original investment. In most portfolio companies, Main Street also receives nominally priced equity warrants and/or makes direct equity investments, usually in connection with a debt investment.

As discussed further in Note D, the Investment Manager is a wholly owned subsidiary of MSCC. However, the Investment Manager is accounted for as a portfolio investment of Main Street, since it conducts a significant portion of its investment management activities for entities outside of MSCC and its subsidiaries. To allow for more relevant disclosure of Main Street’s “core” investment portfolio, Main Street’s investment in the Investment Manager has been excluded from the tables and amounts set forth in this Note C. “Core” portfolio investments, as used herein, refers to all of Main Street’s portfolio investments excluding its investment in the Investment Manager.
Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including repayment of a debt investment or sale of an equity interest. Revenue recognition in any given year could be highly concentrated among several portfolio companies. For the six months ended June 30, 2009, Main Street recorded investment income from one portfolio company in excess of 10% of total investment income. The investment income from that portfolio company represented approximately 11% of the total investment income for the period, principally related to interest income from debt investments in such company. For the six months ended June 30, 2008, Main Street recorded investment income from one portfolio company in excess of 10% of total investment income. The investment income from that portfolio company represented approximately 20% of the total investment income for the period, principally related to high levels of dividend income and transaction and structuring fees on the new investment in such company.
As of June 30, 2009, Main Street had debt and equity investments in 33 core portfolio companies with an aggregate fair value of $112,353,731 and a weighted average effective yield on its debt investments of approximately 13.9%. Approximately 82% of Main Street’s total core portfolio investments at cost were in the form of debt investments and 91% of such debt investments at cost were secured by first priority liens on the assets of Main Street’s portfolio companies as of June 30, 2009. At June 30, 2009, Main Street had equity ownership in approximately 91% of its core portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 24%. As of December 31, 2008, Main Street had debt and equity investments in 31 core portfolio companies with an aggregate fair value of $110,331,189 and a weighted average effective yield on its debt investments of approximately 14.0%. The weighted average yields were computed using the effective interest rates for all debt investments at June 30, 2009 and December 31, 2008, including amortization of deferred debt origination fees and accretion of original issue discount but excluding any debt investments on non-accrual status.
Summaries of the composition of Main Street’s core investment portfolio at cost and fair value as a percentage of total core portfolio investments are shown in the following table:

Cost:	June 30, 2009	December 31, 2008
First lien debt	74.3%	76.2%
Equity	12.9%	11.0%
Second lien debt	7.3%	7.4%
Equity warrants	5.5%	5.4%

	100.0%	100.0%

Fair Value:	June 30, 2009	December 31, 2008
First lien debt	63.7%	67.0%
Equity	18.2%	15.7%
Equity warrants	11.1%	10.2%
Second lien debt	7.0%	7.1%

	100.0%	100.0%

The following table shows the core portfolio composition by geographic region of the United States at cost and fair value as a percentage of total core portfolio investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	June 30, 2009	December 31, 2008
Southwest	47.7%	50.2%
West	34.6%	36.3%
Southeast	8.0%	5.1%
Northeast	5.3%	3.7%
Midwest	4.4%	4.7%

	100.0%	100.0%

Fair Value:	June 30, 2009	December 31, 2008
Southwest	55.8%	56.0%
West	29.8%	31.1%
Northeast	5.4%	3.7%
Southeast	4.8%	4.1%
Midwest	4.2%	5.1%

	100.0%	100.0%

Main Street’s core portfolio investments are generally in lower middle-market companies conducting business in a variety of industries. Set forth below are tables showing the composition of Main Street’s core portfolio investments by industry at cost and fair value as of June 30, 2009 and December 31, 2008:

Cost:	June 30, 2009	December 31, 2008
Industrial equipment	11.4%	12.0%
Precast concrete manufacturing	10.3%	11.3%
Custom wood products	9.0%	9.3%
Agricultural services	8.3%	8.3%
Professional services	7.7%	4.1%
Electronics manufacturing	7.4%	7.6%
Retail	6.5%	6.5%
Transportation/Logistics	6.2%	6.6%
Restaurant	5.8%	6.1%
Mining and minerals	4.7%	4.8%
Manufacturing	4.4%	4.7%
Health care products	4.2%	5.8%
Health care services	4.1%	4.2%
Metal fabrication	3.1%	3.4%
Equipment rental	2.0%	2.1%
Governmental services	1.7%	0.0%
Infrastructure products	1.6%	1.7%
Information services	0.9%	0.9%
Industrial services	0.6%	0.5%
Distribution	0.1%	0.1%

	100.0%	100.0%

Fair Value:	June 30, 2009	December 31, 2008
Precast concrete manufacturing	12.9%	13.7%
Agricultural services	9.1%	8.1%
Professional services	8.3%	5.4%
Industrial equipment	7.3%	10.2%
Health care services	7.1%	6.1%
Electronics manufacturing	7.0%	7.7%
Retail	6.7%	7.0%
Restaurant	6.8%	6.7%
Transportation/Logistics	6.6%	6.5%
Custom wood products	6.3%	6.8%
Metal fabrication	4.8%	4.3%
Health care products	4.4%	5.8%
Manufacturing	4.2%	5.1%
Industrial services	3.2%	2.8%
Equipment rental	2.2%	2.0%
Governmental services	1.7%	0.0%
Information services	0.7%	0.9%
Infrastructure products	0.4%	0.5%
Distribution	0.3%	0.4%

	100.0%	100.0%

At June 30, 2009, Main Street had one investment that was greater than 10% of its total core investment portfolio at fair value. That investment represented approximately 13% of the core portfolio at fair value. At December 31, 2008, Main Street had one investment that was greater than 10% of its total core investment portfolio at fair value. That investment represented approximately 14% of the core portfolio at fair value at December 31, 2008.
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
Pursuant to the support services agreement with MSCC, the Investment Manager is reimbursed by MSCC for its excess cash expenses associated with providing investment management and other services to MSCC and its subsidiaries, as well as MSC II and other third parties. Each quarter, as part of the support services agreement, MSCC makes payments to cover all cash expenses incurred by the Investment Manager, less the External Services fees that the Investment Manager receives from MSC II and other third parties pursuant to long-term investment advisory agreements and consulting agreements. For the six months ended June 30, 2009 and 2008, the expenses reimbursed by MSCC to the Investment Manager were $79,938 and $444,738, respectively.
In its separate stand alone financial statements as summarized below, the Investment Manager recognized an $18 million intangible asset related to the investment advisory agreement with MSC II and consistent with Staff Accounting Bulletin No. 54, Application of “Pushdown” Basis of Accounting in Financial Statements of Subsidiaries Acquired by Purchase (“SAB 54”). Under SAB 54, push-down accounting is required in “purchase transactions that result in an entity becoming substantially wholly owned.” In this case, MSCC acquired 100% of the equity interests in the Investment Manager. Because the $18 million value attributed to MSCC’s investment in the Investment Manager was derived from the long-term, recurring management fees under the investment advisory agreement with MSC II, the same methodology used to determine the $18 million valuation of the Investment Manager was utilized to establish the push-down accounting basis for the intangible asset. The intangible asset is being amortized over the estimated economic life of the investment advisory agreement with MSC II. For the six months ended June 30, 2009 and 2008, the Investment Manager recognized $506,263 and $576,879 in amortization expense associated with the intangible asset. Amortization expense is not included in the expenses reimbursed by MSCC to the Investment Manager based upon the support services agreement between the two entities since it is non-cash in nature.
Summarized financial information from the separate financial statements of the Investment Manager is as follows:

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash	$94,561	$20,772
Accounts receivable	119,050	17,990
Accounts receivable — MSCC	—	302,633

Intangible asset (net of accumulated amortization of $1,680,471 and $1,174,207 as of June 30, 2009 and December 31, 2008, respectively)	16,319,529	16,825,793
Deposits and other	80,801	103,392

Total assets	$16,613,941	$17,270,580

LIABILITIES
Accounts payable — MSCC	$294,229	$—
Accounts payable and accrued liabilities	144,755	589,360

Total liabilities	438,984	589,360
Equity	16,174,957	16,681,220

Total liabilities and equity	$16,613,941	$17,270,580

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Management fee income from MSC II	$831,300	$831,300	$1,662,600	$1,662,600
Other management advisory and consulting fees	48,500	—	114,125	—

Total income	879,800	831,300	1,776,725	1,662,600
EXPENSES
Salaries, benefits and other personnel costs	(707,760)	(833,420)	(1,469,809)	(1,684,922)
Occupancy expense	(97,468)	(41,964)	(176,321)	(87,163)
Professional expenses	(5,079)	(3,869)	(12,632)	(5,199)
Amortization expense — intangible asset	(255,858)	(290,941)	(506,263)	(576,879)
Other	(115,006)	(170,218)	(197,901)	(330,054)
Expense reimbursement from MSCC	45,513	218,171	79,938	444,738

Total net expenses	(1,135,658)	(1,122,241)	(2,282,988)	(2,239,479)

Net income (loss)	$(255,858)	$(290,941)	$(506,263)	$(576,879)

NOTE E — SBIC DEBENTURES
SBIC debentures payable at June 30, 2009 and December 31, 2008 were $55 million. SBIC debentures provide for interest to be paid semi-annually, with principal due at the applicable 10-year maturity date. The weighted average interest rate as of June 30, 2009 and December 31, 2008 was 5.78%. The first principal maturity due under the existing SBIC debentures is in 2013, and the weighted average duration is approximately 5.9 years. The Fund is subject to regular compliance examinations by the Small Business Administration. There have been no historical findings resulting from these examinations.
NOTE F — INVESTMENT AND TREASURY CREDIT FACILITIES
On October 24, 2008, Main Street entered into a $30 million, three-year investment credit facility (the “Investment Facility”) with Branch Banking and Trust Company (“BB&T”) and Compass Bank, as lenders, and BB&T, as administrative agent for the lenders. The purpose of the Investment Facility is to provide additional liquidity in support of future investment and operational activities. The Investment Facility allows for an increase in the total size of the facility up to $75 million, subject to certain conditions, and has a maturity date of October 24, 2011. Borrowings under the Investment Facility bear interest, subject to Main Street’s election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.75% or (ii) the applicable base rate plus 0.75%. Main Street will pay unused commitment fees of 0.375% per annum on the average unused lender commitments under the Investment Facility. The Investment Facility is secured by certain assets of MSCC, MSEI and the Investment Manager. The Investment Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum liquidity of not less than 10% of the aggregate principal amount outstanding, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum tangible net worth. At June 30, 2009, Main Street had no borrowings outstanding under the Investment Facility, and Main Street was in compliance with all covenants of the Investment Facility.
On December 31, 2007, Main Street entered into a treasury-based credit facility (the “Treasury Facility”) among Main Street, Wachovia Bank, National Association and BB&T, as administrative agent for the lenders. The purpose of the Treasury Facility was to provide flexibility in the sizing of portfolio investments and to facilitate the growth of Main Street’s investment portfolio. Under the Treasury Facility, the lenders had agreed to extend revolving loans to Main Street in an amount not to exceed $100 million; however, due to the maturation of Main Street’s investment portfolio and the additional flexibility provided by the Investment Facility, Main Street unilaterally reduced the Treasury Facility from $100 million to $50 million during October 2008. The Treasury Facility had a two-year term and bore interest, at Main Street’s option, either (i) at the LIBOR rate or (ii) at a published prime rate of interest, plus 0.25% in each case. The applicable interest rates under the Treasury Facility would have been increased by 0.15% if usage under the Treasury Facility was in excess of 50% of the days within a given calendar quarter. The Treasury Facility required payment of 0.15% per annum in unused commitment fees based on average daily unused balances under the facility. The Treasury Facility was secured by certain securities accounts maintained for Main Street by BB&T and was also guaranteed by Main Street’s wholly-owned Investment Manager. The Treasury Facility contained certain affirmative and negative covenants, including but not limited to: (i) maintaining a cash collateral coverage ratio of at least 1.01 to 1.0, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum tangible net worth. At June 30, 2009, Main Street had no borrowings outstanding under the Treasury Facility, and Main Street was in compliance with all covenants of the Treasury Facility. On July 10, 2009, Main Street unilaterally terminated the Treasury Facility in order to eliminate the unused commitment fees that would have been paid under this facility over its remaining term.

NOTE G — FINANCIAL HIGHLIGHTS

	Six Months Ended June 30,
Per Share Data:	2009	2008
Net asset value at beginning of period	$12.20	$12.85
Net investment income (1)	0.44	0.57
Net realized gains (1) (2)	0.14	0.08
Net change in unrealized depreciation on investments (1) (2)	(0.17)	(0.05)
Income tax (provision) benefit (1) (2)	(0.06)	0.26

Net increase in net assets resulting from operations (1)	0.35	0.86
Net decrease in net assets from dividends to stockholders	(0.75)	(0.69)
Other (3)	—	—

Net asset value at June 30, 2009 and 2008	$11.80	$13.02

Market value at June 30, 2009 and 2008	$13.69	$11.82
Shares outstanding at June 30, 2009 and 2008	10,558,632	8,959,718

(1)	Based on weighted average number of common shares outstanding for the period.

(2)	Net realized gains, net change in unrealized appreciation or depreciation, and income taxes can fluctuate significantly from period to period.

(3)
Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

	Six Months
	Ended June 30,
	2009	2008
Net assets at end of period	$124,580,685	$116,657,735
Average net assets	114,658,227	115,704,161
Average outstanding debt	55,000,000	55,000,000
Ratio of total expenses, excluding interest expense, to average net assets (1)	1.06%	1.13%
Ratio of total expenses to average net assets (1)	2.69%	2.69%
Ratio of net investment income to average net assets (1)	3.58%	4.40%
Total return based on change in net asset value (2)	2.91%	6.68%

(1)	Not annualized.

(2)
Total return based on change in net asset value was calculated using the sum of ending net asset value plus distributions to stockholders during the period less equity issuances during the period, as divided by the beginning net asset value.

NOTE H — DIVIDEND, DISTRIBUTIONS AND TAXABLE INCOME
In September 2008, Main Street announced that it would begin making dividend payments on a monthly, as opposed to a quarterly, basis beginning in October 2008. Main Street’s Board of Directors declared and Main Street paid monthly dividends of $0.125 per share for each month beginning January 2009 through June 2009, totaling $6.8 million, or $0.75 per share, to stockholders for the period. During May 2009, Main Street’s Board of Directors declared $1.3 million or $0.125 per share for the July 2009 monthly dividend. For the six months ended June 30, 2009, the Consolidated Statements of Changes in Net Assets reflects dividends declared for the monthly dividends paid from February 2009 through July 2009, totaling $7.0 million, or $0.75 per share, to stockholders for the period. For the six months ended June 30, 2008, Main Street’s Board of Directors declared quarterly dividends of approximately $6.2 million or $0.69 per common share.

The determination of the tax attributes for Main Street’s distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year. Main Street’s estimates that the tax attributes of its distributions year-to-date as of June 30, 2009 consist substantially of ordinary income. There can be no assurance that this estimate is representative of the final tax attributes of Main Street’s 2009 distributions to its stockholders. Ordinary dividend distributions from a RIC do not qualify for the 15% maximum tax rate on dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations (which Main Street did not receive during the year-to-date period of 2009).
MSCC has elected to be treated for federal income tax purposes as a RIC. As a RIC, MSCC generally will not pay corporate-level federal income taxes on any net ordinary income or capital gains that MSCC distributes to its stockholders as dividends. MSCC must distribute at least 90% of its investment company taxable income to qualify for pass-through tax treatment and maintain its RIC status. MSCC has distributed and currently intends to distribute sufficient dividends to qualify as a RIC. As part of maintaining RIC status, taxable income (subject to a 4% excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared prior to the filing of MSCC’s applicable federal income tax return.
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
Listed below is a reconciliation of “Net Increase (Decrease) in Net Assets Resulting from Operations” to taxable income and also to total distributions declared to common stockholders for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008
	(estimated)
Net increase in net assets resulting from operations	$3,271,339	$7,690,732
Share based compensation expense	391,452	—
Net change in unrealized depreciation on investments	1,569,674	461,944
Income tax provision (benefit)	582,887	(2,351,636)
Pre-tax book income of taxable subsidiary, MSEI, not consolidated for tax purposes	(623,926)	(1,073,542)
Book income and tax income differences, including debt origination, structuring fees and realized gains	(75,272)	1,643,899

Taxable income	5,116,154	6,371,397
Taxable income earned in prior year and carried forward for distribution in current year	2,799,963	1,445,059
Taxable income earned in current period and carried forward for distribution	(899,191)	(1,634,251)

Total distributions to common stockholders	$7,016,926	$6,182,205

NOTE I — DIVIDEND REINVESTMENT PLAN
Main Street’s DRIP provides for the reinvestment of dividends on behalf of its stockholders, unless a stockholder has elected to receive dividends in cash. As a result, if Main Street declares a cash dividend, the company’s stockholders who have not “opted out” of the DRIP by the dividend record date will have their cash dividend automatically reinvested into additional shares of MSCC common stock. Main Street has the option to satisfy the share requirements of the DRIP through the issuance of shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly issued shares will be valued based upon the final closing price of MSCC’s common stock on the valuation date determined for each dividend by Main Street’s Board of Directors. Shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator, before any associated brokerage or other costs. Main Street’s DRIP is administered by its transfer agent on behalf of Main Street’s record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in Main Street’s DRIP but may provide a similar dividend reinvestment plan.
For the six months ended June 30, 2009, $2.7 million of the total $6.8 million in dividends paid to stockholders represented DRIP participation. During this period, Main Street satisfied the DRIP participation requirements with the purchase of 169,742 shares of common stock in the open market and the issuance of 79,193 new shares based upon the closing price on the day before the payment date. For the six months ended June 30, 2008, $2.4 million of the total $6.2 million distribution to stockholders represented DRIP participation and 174,781 shares of common stock were purchased in the open market to satisfy the DRIP participation requirements. The shares disclosed above relate only to Main Street’s DRIP and exclude any activity related to broker-managed dividend reinvestment plans.
NOTE J — SHARE-BASED COMPENSATION
Main Street accounts for its share-based compensation plans using the fair value method, as prescribed by FAS 123R. Accordingly, for restricted stock awards, Main Street measured the grant date fair value based upon the market price of its common stock on the date of the grant and will amortize this fair value to share-based compensation expense over the requisite service period or vesting term.
On July 1, 2008, Main Street’s Board of Directors approved the issuance of 245,645 shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2008 Equity Incentive Plan. These shares will vest over a four-year period from the grant date and will be expensed over the four-year service period starting on the grant date.
On July 1, 2008, a total of 20,000 shares of restricted stock was issued to Main Street’s independent directors pursuant to the Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan. One-half of those shares vested immediately on the grant date, and the remaining half vested on the day immediately preceding the June 2009 annual meeting of stockholders. As a result, 50% of those shares were expensed during July 2008, and the remaining 50% were expensed over a one-year service period starting on the grant date and ending in June 2009.
For the six months ended June 30, 2009, Main Street recognized total share-based compensation expense of $391,452 related to the restricted stock issued to Main Street employees and Main Street’s independent directors.
As of June 30, 2009, there was $1,988,714 of total unrecognized compensation cost related to Main Street’s non-vested restricted shares. This cost is expected to be recognized over a weighted-average period of approximately 3.0 years.
NOTE K — STOCK OFFERING
In June 2009, Main Street completed a public stock offering consisting of the public offering and sale of 1,437,500 shares of common stock, including the underwriters’ exercise of the over-allotment option, at a price to the public of $12.10 per share. The offering resulted in total net proceeds of approximately $16.2 million, after deducting underwriters’ commissions and offering costs.
NOTE L — EARNINGS PER SHARE
On January 1, 2009, Main Street adopted the provisions of FSP EITF 03-6-1. Based on this new staff position, Main Street included performance-based restricted stock in its calculation of basic and diluted earnings per share when it believes it is probable the performance criteria will be met and the forfeiture provisions have not lapsed.
NOTE M — COMMITMENTS
At June 30, 2009, Main Street had three outstanding commitments to fund unused revolving loans for up to $1,200,000 in total.

NOTE N — SUPPLEMENTAL CASH FLOW DISCLOSURES
Listed below are supplemental cash flow disclosures for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008
Interest paid	$1,668,983	$1,627,345
Taxes paid	$381,533	$310,000
Non-cash financing activities:
Shares issued pursuant to the DRIP	$980,576	$—
NOTE O — RELATED PARTY TRANSACTIONS
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
As discussed further in Note D to the accompanying consolidated financial statements, subsequent to the completion of the Formation Transactions, the Investment Manager is a wholly owned portfolio company of Main Street. At June 30, 2009 and December 31, 2008, the Investment Manager had a payable of $294,229 and a receivable of $302,633, respectively, with MSCC related to the funding of cash expenses required to support MSCC’s business.
NOTE P — SUBSEQUENT EVENTS
On July 1, 2009, Main Street’s Board of Directors approved the issuance of 99,312 shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2008 Equity Incentive Plan. These shares will vest over a four-year period from the grant date and will be expensed over a four-year service period starting on the grant date.
On July 1, 2009, a total of 8,512 shares of restricted stock was issued to Main Street’s independent directors pursuant to the Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan. These shares will vest on the day immediately preceding the next annual meeting at which Main Street stockholders elect directors, provided that these independent directors have been in continuous service as members of the Board through such date. As a result, these shares will be expensed over a one-year service period starting on the grant date.
On July 10, 2009, Main Street unilaterally terminated the Treasury Facility in order to eliminate the unused commitment fees that would have been paid under this facility over its remaining term. Main Street did not intend to renew the Treasury Facility at its maturity date of December 31, 2009 based upon the funding available from its recent follow-on equity offering, funding availability under its separate $30 million, three-year Investment Facility, and additional funding capacity available through participation in the SBIC program.
Main Street has performed an evaluation of subsequent events through August 7, 2009, which is the date the financial statements were issued.

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
ORGANIZATION
Main Street Capital Corporation (“MSCC”) was formed on March 9, 2007 for the purpose of (i) acquiring 100% of the equity interests of Main Street Mezzanine Fund, LP (the “Fund”) and its general partner, Main Street Mezzanine Management, LLC (the “General Partner”), (ii) acquiring 100% of the equity interests of Main Street Capital Partners, LLC (the “Investment Manager”), (iii) raising capital in an initial public offering, which was completed in October 2007 (the “IPO”), and (iv) thereafter operating as an internally managed business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The transactions discussed above were consummated in October 2007 and are collectively termed the “Formation Transactions.” Immediately following the Formation Transactions, Main Street Equity Interests, Inc. (“MSEI”) was formed as a wholly owned consolidated subsidiary of MSCC. MSEI has elected for tax purposes to be treated as a taxable entity and is taxed at normal corporate tax rates based on its taxable income. Unless otherwise noted or the context otherwise indicates, the terms “we,” “us,” “our” and “Main Street” refer to MSCC and its subsidiaries, including the Fund, the General Partner and MSEI.
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

During 2008, we paid approximately $1.425 per share in dividends. In December 2008, we declared monthly dividends for the first quarter of 2009 totaling $0.375 per share representing a 10.3% increase from the dividends paid in the first quarter of 2008. In March 2009, we declared monthly dividends for the second quarter of 2009 totaling $0.375 per share representing a 7.1% increase from the dividends paid in the second quarter of 2008. In May 2009, we declared monthly dividends for the third quarter of 2009 totaling $0.375 per share representing a 4.2% increase from the dividends paid in the third quarter of 2008. Including the dividends declared for the third quarter of 2009, we will have paid approximately $2.88 per share in cumulative dividends since our October 2007 initial public offering. For tax purposes, the monthly dividend paid in January 2009 was applied against the 2008 taxable income distribution requirements since it was declared and accrued prior to December 31, 2008. Excluding the impact for the tax treatment of the January 2009 dividend, we estimate that we generated undistributed taxable income (or “spillover income”) of approximately $4 million, or $0.43 per share, during 2008 that was carried forward toward distributions paid in 2009. For the 2009 calendar year, we estimate that we will pay dividends in the range of $1.50 to $1.65 per share representing an increase of 5.3% to 15.8% over the total dividends per share paid during calendar year 2008. The estimated range for total 2009 dividends is based upon projections of 2009 taxable income, anticipated 2009 portfolio activity, and the $4 million of estimated 2008 spillover income that is utilized to pay dividends during 2009.
During June 2009, Main Street completed a follow-on public stock offering consisting of the sale of 1,437,500 shares of common stock resulting in total net proceeds of approximately $16.2 million, after deducting underwriters’ commissions and offering costs.
At June 30, 2009, we had $50.2 million in cash and cash equivalents plus idle funds investments. During October 2008, we closed a $30 million multi-year investment line of credit. Due to our existing cash, cash equivalents, idle fund investments and available leverage, we expect to have sufficient cash resources to support our investment and operational activities for the remainder of 2009 and through most of calendar year 2010. However, this projection will be impacted by, among other things, the pace of new and follow-on investments, debt repayments and investment redemptions, the level of cash flow from operations and cash flow from realized gains, and the level of dividends we pay in cash.
The American Recovery and Reinvestment Act of 2009 enacted in February 2009 (the “2009 Stimulus Bill”) contains several provisions applicable to Small Business Investment Company (“SBIC”) funds, including the Fund, our wholly owned subsidiary. One of the key SBIC-related provisions included in the 2009 Stimulus Bill increased the maximum amount of combined SBIC leverage (or SBIC leverage cap) to $225 million for affiliated SBIC funds. The prior maximum amount of SBIC leverage available to affiliated SBIC funds was approximately $137 million, as adjusted annually based upon changes in the Consumer Price Index. Due to the increase in the maximum amount of SBIC leverage available, we now have access to incremental SBIC leverage to support our future investment activities. Since the increase in the SBIC leverage cap applies to affiliated SBIC funds, we will allocate such increased borrowing capacity between the Fund and Main Street Capital II, LP (“MSC II”), an independently owned SBIC that is managed by the Investment Manager and therefore deemed to be affiliated for SBIC regulatory purposes. It is currently estimated that at least $65 million of additional SBIC leverage is now accessible by Main Street for future investment activities, subject to the required capitalization of the Fund. Based upon the net proceeds from the June 2009 follow-on equity offering and existing cash and idle funds investments, Main Street estimates that it has the required capitalization to access most of the $65 million in incremental SBIC leverage available under the provisions of the Stimulus Bill.
In our view, the SBIC leverage, including the increased capacity, remains a strategic advantage due to its long-term, flexible structure and a low fixed cost. The SBIC leverage also provides proper matching of duration and cost compared with our portfolio investments. The weighted average duration of our portfolio debt investments is approximately 3.2 years compared to a weighted average duration of 5.9 years for our SBIC leverage. Approximately 86% of portfolio debt investments bear interest at fixed rates which is also appropriately matched by the long-term, low cost fixed rates available through our SBIC leverage. In addition, we believe the embedded value of our SBIC leverage would be significant if we adopted the provisions of Statement of Financial Accounting Standards (“FAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”) relating to accounting for debt obligations at their fair value.

CRITICAL ACCOUNTING POLICIES
Basis of Presentation
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). For the three and six months ended June 30, 2009 and 2008, the consolidated financial statements of Main Street include the accounts of MSCC, the Fund, MSEI and the General Partner. The Investment Manager is accounted for as a portfolio investment. Main Street’s results of operations for the three and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008, and financial positions as of June 30, 2009 and December 31, 2008 are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its subsidiaries have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of our management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2008. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
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
Portfolio Investment Valuation
The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of our portfolio investments and the related amounts of unrealized appreciation and depreciation. As of June 30, 2009 and December 31, 2008, approximately 71% and 74%, respectively, of our total assets represented investments in portfolio companies valued at fair value (including the investment in the Investment Manager). We are required to report our investments at fair value. We adopted the provisions of FAS No. 157, Fair Value Measurements (“FAS 157”) in the first quarter of 2008. FAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.
Our business plan calls for us to invest primarily in illiquid securities issued by private companies. These investments may be subject to restrictions on resale and will generally have no established trading market. As a result, we determine in good faith the fair value of our portfolio investments pursuant to a valuation policy in accordance with FAS 157 and a valuation process approved by our Board of Directors and in accordance with the 1940 Act. We review external events, including private mergers, sales and acquisitions involving comparable companies, and include these events in the valuation process. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio.
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

Share-Based Compensation
We account for our share-based compensation plans using the fair value method, as prescribed by FAS No. 123R, Share-Based Payment . Accordingly, for restricted stock awards, we measured the grant date fair value based upon the market price of our common stock on the date of the grant and will amortize this fair value to share-based compensation expense over the requisite service period or vesting term.
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
PORTFOLIO COMPOSITION
Portfolio investments principally consist of secured debt, equity warrants and direct equity investments in privately held companies. The debt investments are secured by either a first or second lien on the assets of the portfolio company, generally bear interest at fixed rates, and generally mature between five and seven years from the original investment. In most portfolio companies, we also receive nominally priced equity warrants and/or make direct equity investments, usually in connection with a debt investment.
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
Summaries of the composition of our core investment portfolio at cost and fair value as a percentage of total core portfolio investments are shown in the following table:

Cost:	June 30, 2009	December 31, 2008
First lien debt	74.3%	76.2%
Equity	12.9%	11.0%
Second lien debt	7.3%	7.4%
Equity warrants	5.5%	5.4%

	100.0%	100.0%

Fair Value:	June 30, 2009	December 31, 2008
First lien debt	63.7%	67.0%
Equity	18.2%	15.7%
Equity warrants	11.1%	10.2%
Second lien debt	7.0%	7.1%

	100.0%	100.0%

The following table shows the core portfolio composition by geographic region of the United States at cost and fair value as a percentage of total core portfolio investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company:

Cost:	June 30, 2009	December 31, 2008
Southwest	47.7%	50.2%
West	34.6%	36.3%
Southeast	8.0%	5.1%
Northeast	5.3%	3.7%
Midwest	4.4%	4.7%

	100.0%	100.0%

Fair Value:	June 30, 2009	December 31, 2008
Southwest	55.8%	56.0%
West	29.8%	31.1%
Northeast	5.4%	3.7%
Southeast	4.8%	4.1%
Midwest	4.2%	5.1%

	100.0%	100.0%

Main Street’s core portfolio investments are generally in lower middle-market companies conducting business in a variety of industries. Set forth below are tables showing the composition of Main Street’s core portfolio by industry at cost and fair value as of June 30, 2009 and December 31, 2008:

Cost:	June 30, 2009	December 31, 2008
Industrial equipment	11.4%	12.0%
Precast concrete manufacturing	10.3%	11.3%
Custom wood products	9.0%	9.3%
Agricultural services	8.3%	8.3%
Professional services	7.7%	4.1%
Electronics manufacturing	7.4%	7.6%
Retail	6.5%	6.5%
Transportation/Logistics	6.2%	6.6%
Restaurant	5.8%	6.1%
Mining and minerals	4.7%	4.8%
Manufacturing	4.4%	4.7%
Health care products	4.2%	5.8%
Health care services	4.1%	4.2%
Metal fabrication	3.1%	3.4%
Equipment rental	2.0%	2.1%
Governmental services	1.7%	0.0%
Infrastructure products	1.6%	1.7%
Information services	0.9%	0.9%
Industrial services	0.6%	0.5%
Distribution	0.1%	0.1%

	100.0%	100.0%

Fair Value:	June 30, 2009	December 31, 2008
Precast concrete manufacturing	12.9%	13.7%
Agricultural services	9.1%	8.1%
Professional services	8.3%	5.4%
Industrial equipment	7.3%	10.2%
Health care services	7.1%	6.1%
Electronics manufacturing	7.0%	7.7%
Retail	6.7%	7.0%
Restaurant	6.8%	6.7%
Transportation/Logistics	6.6%	6.5%
Custom wood products	6.3%	6.8%
Metal fabrication	4.8%	4.3%
Health care products	4.4%	5.8%
Manufacturing	4.2%	5.1%
Industrial services	3.2%	2.8%
Equipment rental	2.2%	2.0%
Governmental services	1.7%	0.0%
Information services	0.7%	0.9%
Infrastructure products	0.4%	0.5%
Distribution	0.3%	0.4%

	100.0%	100.0%

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
PORTFOLIO ASSET QUALITY
We utilize an internally developed investment rating system for our entire portfolio of investments. Investment Rating 1 represents a portfolio company that is performing in a manner which significantly exceeds expectations and projections. Investment Rating 2 represents a portfolio company that, in general, is performing above expectations. Investment Rating 3 represents a portfolio company that is generally performing in accordance with expectations. Investment Rating 4 represents a portfolio company that is underperforming expectations. Investments with such a rating require increased Main Street monitoring and scrutiny. Investment Rating 5 represents a portfolio company that is significantly underperforming. Investments with such a rating require heightened levels of Main Street monitoring and scrutiny and involve the recognition of significant unrealized depreciation on such investment.
The following table shows the distribution of our core investments on our 1 to 5 investment rating scale at fair value as of June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Investments at	Percentage of	Investments at	Percentage of
Investment Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
	(Unaudited)
	(dollars in thousands)
1	$27,368	24.4%	$27,523	24.9%
2	21,472	19.0%	23,150	21.0%
3	46,043	41.0%	53,123	48.1%
4	17,051	15.2%	6,035	5.5%
5	420	0.4%	500	0.5%

Totals	$112,354	100.0%	$110,331	100.0%

Based upon our investment rating system, the weighted average rating of our portfolio as of June 30, 2009 and December 31, 2008, was approximately 2.5 and 2.4, respectively. As of June 30, 2009 and December 31, 2008, we had one investment on non-accrual status. This investment comprised approximately 0.4% and 0.5%, respectively, of the core investment portfolio at fair value for each of the two periods presented above.
In the event that the United States economy remains in a recession, it is likely that the financial results of small- to mid-sized companies, like those in which we invest, could experience deterioration, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in defaults. In addition, the end markets for certain of our portfolio companies’ products and services have experienced, and continue to experience, negative economic trends. We are seeing reduced operating results at several portfolio companies due to the general economic difficulties. We expect the trend of reduced operating results to continue throughout 2009. Consequently, we can provide no assurance that the performance of certain of our portfolio companies will not be negatively impacted by these economic or other conditions, which could also have a negative impact on our future results.

Discussion and Analysis of Results of Operations
Comparison of three months ended June 30, 2009 and 2008

	Three Months Ended June 30,		Net Change
	2009	2008	Amount	%
	(Unaudited)
	(dollars in millions)
Total investment income	$3.6	$4.2	$(0.6)	-14%
Total expenses	(1.6)	(1.6)	(0.0)	1%

Net investment income	2.0	2.6	(0.6)	-23%
Total net realized gain from investments	0.4	0.1	0.3	330%

Net realized income	2.4	2.7	(0.3)	-10%

Net change in unrealized appreciation (depreciation) from investments	1.8	(0.8)	2.6	NM
Income tax benefit (provision)	(0.5)	2.6	(3.1)	NM

Net increase in net assets resulting from operations	$3.7	$4.5	$(0.8)	-17%

	Three Months Ended June 30,		Net Change
	2009	2008	Amount	%
	(Unaudited)
	(dollars in millions)
Net investment income	$2.0	$2.6	$(0.6)	-23%
Share-based compensation expense	0.2	—	0.2	NM

Distributable net investment income (a)	2.2	2.6	(0.4)	-16%
Total net realized gain from investments	0.4	0.1	0.3	330%

Distributable net realized income (a)	$2.6	$2.7	$(0.1)	-3%

(a)
Distributable net investment income and distributable net realized income are net investment income and net realized income, respectively, as determined in accordance with U.S. generally accepted accounting principles, or GAAP, excluding the impact of share-based compensation expense which is non-cash in nature. Main Street believes presenting distributable net investment income and distributable net realized income are useful and appropriate supplemental disclosures for analyzing its financial performance since share-based compensation does not require settlement in cash. However, distributable net investment income and distributable net realized income are non-GAAP measures and should not be considered as a replacement to net investment income, net realized income, and other earnings measures presented in accordance with GAAP. Instead, distributable net investment income and distributable net realized income should be reviewed only in connection with such GAAP measures in analyzing Main Street’s financial performance. A reconciliation of net investment income and net realized income in accordance with GAAP to distributable net investment income and distributable net realized income is presented in the table above.

Investment Income
For the three months ended June 30, 2009, total investment income was $3.6 million, a $0.6 million, or 14%, decrease over the $4.2 million of total investment income for the three months ended June 30, 2008. This comparable period decrease was principally attributable to lower dividend income of $0.8 million due to certain portfolio companies retaining their excess cash flow as additional cushion given reduced economic visibility and lower near-term earnings expectations, partially offset by higher interest income of $0.2 million from idle funds investments.
Expenses
For the three months ended June 30, 2009, expenses totaled $1.6 million, a 1% increase over total expenses for the three months ended June 30, 2008. The increase in total expenses was primarily attributable to (i) $0.2 million of share-based compensation expense related to non-cash amortization for restricted share grants made in July 2008, offset by a $0.2 million decrease in general, administrative and other overhead expenses. The reduction in general, administrative and overhead costs primarily related to (i) lower accrued compensation expense given lower investment income levels, (ii) consulting fees received by the affiliated Investment Manager during the second quarter of 2009 and (iii) reduced costs for certain legal and administrative activities based upon developing internal resources to perform such activities.

Distributable Net Investment Income
Distributable net investment income for the three months ended June 30, 2009 was $2.2 million, or a 16% decrease, compared to distributable net investment income of $2.6 million during the three months ended June 30, 2008. The decrease in distributable net investment income was primarily attributable to reduced levels of total investment income, partially offset by lower general, administrative and overhead expenses.
Net Investment Income
Net investment income for the three months ended June 30, 2009 was $2.0 million, or a 23% decrease, compared to net investment income of $2.6 million during the three months ended June 30, 2008. The decrease in net investment income was principally attributable to the decrease in total investment income as discussed above.
Distributable Net Realized Income
For the three months ended June 30, 2009, distributable net realized income was $2.6 million, or a 3% decrease, over the distributable net realized income of $2.7 million during the three months ended June 30, 2008. This decrease in distributable net realized income was due to the lower level of distributable net investment income in the three months ended June 30, 2009, partially offset by an increase in the net realized gain during that period. For the three months ended June 30, 2009, the net realized gain from investments was $0.4 million compared to net realized gains of $0.1 million during the three months ended June 30, 2008. The net realized gain during the three months ended June 30, 2009 principally related to a $0.3 million realized gain related to certain idle funds investments.
Net Realized Income
The lower net investment income in the three months ended June 30, 2009, partially offset by the higher net realized gain during that period, resulted in a $0.3 million, or 10%, decrease in the net realized income for the three months ended June 30, 2009 compared with the corresponding period in 2008.
Net Increase in Net Assets from Operations
During the three months ended June 30, 2009, we recorded a net change in unrealized appreciation in the amount of $1.8 million, or a $2.6 million increase, compared to the $0.8 million net change in unrealized depreciation for the three months ended June 30, 2008. The $1.8 million net change in unrealized appreciation for the three months ended June 30, 2009 was principally attributable to (i) unrealized appreciation on eleven investments in portfolio companies totaling $3.9 million, partially offset by unrealized depreciation on six investments in portfolio companies totaling $1.9 million and (ii) $0.3 million in unrealized depreciation attributable to our investment in the affiliated Investment Manager. For the second quarter of 2009, we also recognized a net income tax provision of $0.5 million principally related to deferred taxes on unrealized appreciation of equity investments held in our taxable subsidiary.
As a result of these events, our net increase in net assets resulting from operations during the three months ended June 30, 2009 was $3.7 million compared to a net increase in net assets resulting from operations of $4.5 million during the three months ended June 30, 2008.

Comparison of six months ended June 30, 2009 and 2008

	Six Months Ended June 30,		Net Change
	2009	2008	Amount	%
	(Unaudited)
	(dollars in millions)
Total investment income	$7.2	$8.2	$(1.0)	-12%
Total expenses	(3.1)	(3.1)	0.0	-1%

Net investment income	4.1	5.1	(1.0)	-19%
Total net realized gain from investments	1.3	0.7	0.6	86%

Net realized income	5.4	5.8	(0.4)	-7%

Net change in unrealized appreciation (depreciation) from investments	(1.5)	(0.5)	(1.0)	NM
Income tax benefit (provision)	(0.6)	2.4	(3.0)	NM

Net increase in net assets resulting from operations	$3.3	$7.7	$(4.4)	-57%

	Six Months Ended June 30,		Net Change
	2009	2008	Amount	%
	(Unaudited)
	(dollars in millions)
Net investment income	$4.1	$5.1	$(1.0)	-19%
Share-based compensation expense	0.4	—	0.4	NM

Distributable net investment income (a)	4.5	5.1	(0.6)	-12%
Total net realized gain from investments	1.3	0.7	0.6	86%

Distributable net realized income (a)	$5.8	$5.8	$0.0	0%

(a)
Distributable net investment income and distributable net realized income are net investment income and net realized income, respectively, as determined in accordance with U.S. generally accepted accounting principles, or GAAP, excluding the impact of share-based compensation expense which is non-cash in nature. Main Street believes presenting distributable net investment income and distributable net realized income are useful and appropriate supplemental disclosures for analyzing its financial performance since share-based compensation does not require settlement in cash. However, distributable net investment income and distributable net realized income are non-GAAP measures and should not be considered as a replacement to net investment income, net realized income, and other earnings measures presented in accordance with GAAP. Instead, distributable net investment income and distributable net realized income should be reviewed only in connection with such GAAP measures in analyzing Main Street’s financial performance. A reconciliation of net investment income and net realized income in accordance with GAAP to distributable net investment income and distributable net realized income is presented in the table above.

Investment Income
For the six months ended June 30, 2009, total investment income was $7.2 million, a $1.0 million, or 12%, decrease over the $8.2 million of total investment income for the six months ended June 30, 2008. This comparable period decrease was principally attributable to (i) lower dividend income of $0.8 million due to certain portfolio companies retaining their excess cash flow as additional cushion given reduced economic visibility and lower near-term earnings expectations and (ii) lower fee income of $0.4 million due to slower portfolio growth given the uncertainty in the current economic environment; partially offset by higher interest income of $0.2 million on higher average levels of portfolio debt investments.
Expenses
For the six months ended June 30, 2009, expenses totaled $3.1 million, a 1% decrease over total expenses for the six months ended June 30, 2008. The decrease in total expenses was primarily attributable to a $0.5 million reduction in general, administrative and other overhead expenses. The reduction in general, administrative and overhead costs primarily related to (i) lower accrued compensation expense given lower investment income levels, (ii) consulting fees received by the affiliated Investment Manager during the first six months of 2009 and (iii) reduced costs for certain legal and administrative activities based upon developing internal resources to perform such activities. The decrease in general, administrative and other overhead expenses was partially offset by (i) $0.4 million of share-based compensation expense related to non-cash amortization for restricted share grants made in July 2008, and (ii) $0.1 million in interest expense principally related to unused commitment and other fees from the $30 million investment credit facility entered into on October 24, 2008.

Distributable Net Investment Income
Distributable net investment income for the six months ended June 30, 2009 was $4.5 million, or a 12% decrease, compared to distributable net investment income of $5.1 million during the six months ended June 30, 2008. The decrease in distributable net investment income was primarily attributable to reduced levels of total investment income, partially offset by lower general, administrative and overhead expenses.
Net Investment Income
Net investment income for the six months ended June 30, 2009 was $4.1 million, or a 19% decrease, compared to net investment income of $5.1 million during the six months ended June 30, 2008. The decrease in net investment income was principally attributable to the decrease in total investment income.
Distributable Net Realized Income
For the six months ended June 30, 2009, the net realized gain from investments was $1.3 million, or an 86% increase, over the net realized gain of $0.7 million during the six months ended June 30, 2008. The net realized gain during the six months ended June 30, 2009 principally included a $0.7 million realized gain related to the partial exit of our equity investments in one portfolio company and a $0.5 million realized gain related to certain idle funds investments.
The lower level of distributable net investment income in the six months ended June 30, 2009, offset by the higher net realized gain during that period, resulted in no significant change for distributable net realized income for the six months ended June 30, 2009 compared with the corresponding period in 2008.
Net Realized Income
The lower net investment income in the six months ended June 30, 2009, partially offset by the higher net realized gain during that period, resulted in a $0.4 million, or 7%, decrease in the net realized income for the six months ended June 30, 2009 compared with the corresponding period in 2008.
Net Increase in Net Assets from Operations
During the six months ended June 30, 2009, we recorded a net change in unrealized depreciation in the amount of $1.5 million, or a $1.0 million decrease, compared to the $0.5 million net change in unrealized depreciation for the six months ended June 30, 2008. The $1.5 million net change in unrealized depreciation for the first six months of 2009 was principally attributable to (i) $1.1 million in accounting reversals of net unrealized appreciation attributable to the total net realized gain on the exit of the portfolio equity investments and idle funds investments discussed above, (ii) unrealized depreciation on thirteen investments in portfolio companies totaling $5.5 million, partially offset by unrealized appreciation on ten investments in portfolio companies totaling $5.0 million, and (iii) $0.1 million in unrealized appreciation attributable to our investment in the affiliated Investment Manager based upon an increase in the contractual future cash flows from third party asset management and advisory activities. For the first six months of 2009, we also recognized a net income tax provision of $0.6 million principally related to deferred taxes on unrealized appreciation of equity investments held in our taxable subsidiary.
As a result of these events, our net increase in net assets resulting from operations during the six months ended June 30, 2009 was $3.3 million compared to a net increase in net assets resulting from operations of $7.7 million during the six months ended June 30, 2008.

Liquidity and Capital Resources
Cash Flows
For the six months ended June 30, 2009, we experienced a net decrease in cash and cash equivalents in the amount of $1.0 million. During that period, we generated $3.0 million of cash from our operating activities, primarily from distributable net investment income partially offset by decreases in accounts payable and increases in other assets. We used $13.2 million in net cash from investing activities, principally including the funding of $31.8 million for idle funds investments and the funding of $6.6 million for new portfolio company investments, partially offset by $20.5 million of cash proceeds from the sale of idle funds investments and $4.8 million in cash proceeds from the repayment of debt investments. During the first six months of 2009, $9.2 million in cash was provided by financing activities, which principally consisted of $16.3 million in cash proceeds from a public stock offering, partially offset by $5.8 million in dividends paid to stockholders and $1.6 million in purchases of shares of our common stock as part of our share repurchase program.
For the six months ended June 30, 2008, we experienced a net decrease in cash and cash equivalents in the amount of $1.0 million. During that period, we generated $4.7 million of cash from our operating activities, primarily from distributable net investment income. We also generated $0.4 million in net cash from investing activities, principally including the funding of new investments and several smaller follow-on investments for a total of $30.2 million, offset by proceeds from the maturity of a $24.1 million investment in idle funds investments, $5.7 million in cash proceeds from repayment of debt investments and $0.8 million of cash proceeds from the redemption and sale of equity investments. For the six months ended June 30, 2008, we used $6.2 million in cash for financing activities, which principally consisted of dividends paid to stockholders.
Capital Resources
As of June 30, 2009, we had $50.2 million in cash and cash equivalents plus idle funds investments, and our net assets totaled $124.6 million. In June 2009, we completed a public stock offering consisting of the public offering and sale of 1,437,500 shares of common stock, including the underwriters’ exercise of the over-allotment option, at a price to the public of $12.10 per share, resulting in total net proceeds of approximately $16.2 million, after deducting underwriters’ commissions and offering costs.
On October 24, 2008, Main Street entered into a $30 million, three-year investment credit facility (the “Investment Facility”) with Branch Banking and Trust Company (“BB&T”) and Compass Bank, as lenders, and BB&T, as administrative agent for the lenders. The purpose of the Investment Facility is to provide additional liquidity in support of future investment and operational activities. The Investment Facility allows for an increase in the total size of the facility up to $75 million, subject to certain conditions, and has a maturity date of October 24, 2011. Borrowings under the Investment Facility bear interest, subject to Main Street’s election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.75% or (ii) the applicable base rate plus 0.75%. Main Street will pay unused commitment fees of 0.375% per annum on the average unused lender commitments under the Investment Facility. The Investment Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum liquidity of not less than 10% of the aggregate principal amount outstanding, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum tangible net worth. At June 30, 2009, Main Street had no borrowings outstanding under the Investment Facility, and Main Street was in compliance with all covenants of the Investment Facility.
Due to the Fund’s status as a licensed SBIC, we have the ability to issue, through the Fund, debentures guaranteed by the Small Business Administration (the “SBA”) at favorable interest rates. Under the regulations applicable to SBICs, an SBIC can have outstanding debentures guaranteed by the SBA generally in an amount up to twice its regulatory capital, which effectively equates to the amount of its equity capital. Debentures guaranteed by the SBA have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time. Debentures issued prior to September 2006 were subject to pre-payment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006. On June 30, 2009, we, through the Fund, had $55 million of outstanding indebtedness guaranteed by the SBA, which carried an average fixed interest rate of approximately 5.8%. The first maturity related to the SBIC debentures does not occur until 2013, and the weighted average duration is 5.9 years as of June 30, 2009.
The 2009 Stimulus Bill contains several provisions applicable to SBIC funds, including the Fund. One of the key SBIC-related provisions included in the 2009 Stimulus Bill increases the maximum amount of combined SBIC leverage (or SBIC leverage cap) to $225 million for affiliated SBIC funds. The prior maximum amount of SBIC leverage available to affiliated SBIC funds was approximately $137 million, as adjusted annually based upon changes in the Consumer Price Index. Due to the increase in the maximum amount of SBIC leverage available, we will now have access to incremental SBIC leverage to support our future investment activities. Since the increase in the SBIC leverage cap applies to affiliated SBIC funds, we will allocate such increased borrowing capacity between the Fund, our wholly owned SBIC subsidiary, and MSC II, an independently owned SBIC that is managed by Main Street and therefore deemed to be affiliated for SBIC regulatory purposes. It is currently estimated that at least $65 million of the additional SBIC leverage from the Stimulus Bill is accessible by Main Street for future investment activities, subject to the required capitalization of the Fund. Based upon the net proceeds from the June 2009 follow-on equity offering and existing cash and idle funds investments, Main Street estimates that it has the required capitalization to access most of the $65 million in incremental SBIC leverage available under the provisions of the Stimulus Bill.

Due to our existing cash and cash equivalents plus idle funds investments and the available borrowing capacity through both the SBIC program and the Investment Facility, we project that we will have sufficient liquidity to fund our investment and operational activities for the remainder of 2009 and through most of calendar year 2010. However, this projection will be impacted by, among other things, the pace of new and follow-on investments, debt repayments and investment redemptions, the level of cash flow from operations and cash flow from realized gains, and the level of dividends we pay in cash. We anticipate that we will continue to fund our investment activities through existing cash and cash equivalents plus idle funds investments and a combination of future debt and additional equity capital.
We intend to generate additional cash from future offerings of securities, future borrowings, repayments or sales of investments, and cash flow from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investments of cash in idle funds investments. Our primary uses of funds will be investments in portfolio companies, operating expenses and cash distributions to holders of our common stock.
If our common stock trades below our net asset value per share, we will generally not be able to issue additional common stock at the market price unless our stockholders approve such a sale and our Board of Directors makes certain determinations. A proposal, approved by our stockholders at our June 2009 annual meeting of stockholders, authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for a period of one year ending on June 10, 2010. We would need approval of a similar proposal by our stockholders to issue shares below the then current net asset value per share any time after June 10, 2010.
In order to satisfy the Code requirements applicable to a RIC, we intend to distribute to our stockholders substantially all of our taxable income, but we may also elect to periodically spillover certain excess undistributed taxable income from one tax year into the next tax year. In addition, as a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. In January 2008, we received exemptive relief from the SEC that permits us to exclude SBA-guaranteed debt issued by the Fund from our asset coverage ratio, which, in turn, enables us to fund more investments with debt capital.
On December 31, 2007, we entered into a Treasury Secured Revolving Credit Agreement (the “Treasury Facility”) among us, Wachovia Bank, National Association, and Branch Banking and Trust Company (“BB&T”), as administrative agent for the lenders. Under the Treasury Facility, the lenders agreed to extend revolving loans to us in an amount not to exceed $100 million; however, due to the maturation of our investment portfolio and the additional flexibility provided by the Investment Facility, we unilaterally reduced the Treasury Facility from $100 million to $50 million during October 2008. The purpose of the Treasury Facility was to provide us flexibility in the sizing of portfolio investments and to facilitate the growth of our investment portfolio. The Treasury Facility had a two-year term and bore interest, at our option, either (i) at the LIBOR rate or (ii) at a published prime rate of interest, plus 25 basis points in either case. The applicable interest rates under the Treasury Facility would have been increased by 15 basis points if usage under the Treasury Facility was in excess of 50% of the days within a given calendar quarter. The Treasury Facility required payment of 15 basis points per annum in unused commitment fees based on the average daily unused balances under the facility. The Treasury Facility was secured by certain securities accounts maintained by BB&T and was also guaranteed by the Investment Manager. The Treasury Facility contained certain affirmative and negative covenants, including but not limited to: (i) maintaining a cash collateral coverage ratio of at least 1.01 to 1.0, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum tangible net worth. At June 30, 2009, we had no borrowings outstanding under the Treasury Facility, and Main Street was in compliance with all covenants of the Treasury Facility. On July 10, 2009, we unilaterally terminated the Treasury Facility in order to eliminate the unused commitment fees that would have been paid under this facility over its remaining term. We did not intend to renew the Treasury Facility at its maturity date of December 31, 2009 based upon the funding available from our recent public stock offering, funding availability under our separate $30 million, three-year Investment Facility, and the increase in available leverage through the SBIC program as part of the 2009 Stimulus Bill.

Current Market Conditions
The United States economy continues to feel the impact of a multi-year recession. Many banks and others in the financial services industry reported significant write-downs in the fair value of their assets, which has led to the failure of a number of banks and investment companies, a number of distressed mergers and acquisitions, the government take-over of the nation’s two largest government-sponsored mortgage companies, and the passage of the $700 billion Emergency Economic Stabilization Act of 2008 in October 2008 and the $787 billion 2009 Stimulus Bill. As the recession deepened, unemployment rose and consumer confidence declined, which led to significant reductions in spending by both consumers and businesses.
Although we have been able to secure access to additional liquidity, including our recent public stock offering, the $30 million Investment Facility, and the increase in available leverage through the SBIC program as part of the 2009 Stimulus Bill, the current turmoil in the debt markets and uncertainty in the equity capital markets provides no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.
The deterioration in consumer confidence and a general reduction in spending by both consumers and businesses has had an adverse effect on a number of the industries in which some of our portfolio companies operate. In the event that the United States economy remains in a recession, the results of some of the lower middle-market companies like those in which we invest, will continue to experience deterioration, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in their defaults. In addition, the end markets for certain of our portfolio companies’ products and services have experienced, and continue to experience, negative economic trends. We can provide no assurance that the performance of our portfolio companies will not be negatively impacted by economic or other conditions, which could have a negative impact on our future results.
Recently Issued Accounting Standards
In June 2008, the Financial Accounting Standards Board (“FASB”) issued EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”). This FASB Staff Position (“FSP”) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented will be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this FSP. Early application is not permitted. On July 1, 2008, our Board of Directors approved the issuance of shares of restricted stock to Main Street employees and Main Street’s independent directors. We determined that these shares of restricted stock are participating securities prior to vesting. For the six months ended June 30, 2009, 255,645 shares of non-vested restricted stock have been included in our basic and diluted EPS computations.
In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 provides an illustrative example of how to determine the fair value of a financial asset in an inactive market. The FSP does not change the fair value measurement principles set forth in FAS 157. Since adopting FAS 157 in January 2008, our practices for determining the fair value of our investment portfolio have been, and continue to be, consistent with the guidance provided in FSP 157-3. Therefore, our adoption of FSP 157-3 did not affect our practices for determining the fair value of our investment portfolio and did not have a material effect on our financial position or results of operations.
In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”) and FSP No. FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP 107-1”). Both FSPs are effective for reporting periods ending on or after June 15, 2009. Since adopting FAS 157 in January 2008, our practices for determining fair value and for disclosures about the fair value of our investment portfolio have been, and continue to be, consistent with the guidance provided in FSP 157-4 and FSP 107-1. Therefore, our adoption of both FSP 157-4 and FSP 107-1 did not affect our practices for determining the fair value of our investment portfolio and did not have a material effect on our financial position or results of operations.
In May 2009, the FASB issued FAS No. 165, Subsequent Events (“FAS 165”). FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 includes a new required disclosure of the date through which an entity has evaluated subsequent events and is effective for interim periods or fiscal years ending after June 15, 2009. Our adoption of FAS 165 did not have a material effect on our financial position or results of operations.
In June 2009, the FASB issued FAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“FAS 168”). The Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of FAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. FAS 168 is only expected to impact our disclosures by requiring Codification references.

Inflation
Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in this report. However, our portfolio companies have and may in the future experience the impacts of inflation on their operating results, including periodic escalations in their costs for raw materials and required energy consumption.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At June 30, 2009, we had three outstanding commitments to fund unused revolving loans for up to $1,200,000 in total.
Contractual Obligations
As of June 30, 2009, our future fixed commitments for cash payments on contractual obligations for each of the next five years and thereafter are as follows:

							2014 and
	Total	2009	2010	2011	2012	2013	thereafter
	(Unaudited)
	(dollars in thousands)
SBIC debentures payable	$55,000	$—	$—	$—	$—	$4,000	$51,000
Interest due on SBIC debentures	19,919	1,603	3,179	3,179	3,188	3,179	5,591

Total	$74,919	$1,603	$3,179	$3,179	$3,188	$7,179	$56,591

MSCC is obligated to make payments under a support services agreement with the Investment Manager. Subsequent to the completion of the Formation Transactions and the IPO, the Investment Manager is reimbursed for its excess cash expenses associated with providing investment management and other services to MSCC and its subsidiaries, as well as MSC II and other third parties. Each quarter, as part of the support services agreement, MSCC makes payments to cover all cash expenses incurred by the Investment Manager, less the recurring management fees that the Investment Manager receives from MSC II pursuant to a long-term investment advisory services agreement and any other fees received from third parties for providing external services.
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
As discussed further in Note D to the accompanying consolidated financials statements, subsequent to the completion of the Formation Transactions, the Investment Manager is a wholly owned portfolio company of Main Street. At June 30, 2009 and December 31, 2008, the Investment Manager had a payable of $294,229 and a receivable of $302,633, respectively, with MSCC related to cash expenses required to support MSCC’s business.

Recent Developments
On July 1, 2009, our Board of Directors approved the issuance of 99,312 shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2008 Equity Incentive Plan. These shares will vest over a four-year period from the grant date and will be expensed over a four-year service period starting on the grant date.
On July 1, 2009, a total of 8,512 shares of restricted stock was issued to our independent directors pursuant to the Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan. These shares will vest on the day immediately preceding the next annual meeting at which Main Street stockholders elect directors, provided that these independent directors have been in continuous service as members of the Board through such date. As a result, these shares will be expensed over a one-year service period starting on the grant date.
On July 10, 2009, we unilaterally terminated the Treasury Facility in order to eliminate the unused commitment fees that would have been paid under this facility over its remaining term. We did not intend to renew the Treasury Facility at its maturity date of December 31, 2009 based upon the funding available from our recent follow-on equity offering, funding availability under our separate $30 million, three-year Investment Facility, and additional funding capacity available through participation in the SBIC program.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. The significant majority of our debt investments are made with fixed interest rates for the term of the investment. However, as of June 30, 2009, approximately 14% of our debt investment portfolio (at cost) bore interest at floating rates with 68% of those debt investments (at cost) subject to contractual minimum rates. All of our current outstanding indebtedness is subject to fixed interest rates for the 10-year life of such debt. As of June 30, 2009, we had not entered into any interest rate hedging arrangements. At June 30, 2009, based on our applicable levels of floating-rate debt investments, a 1% change in interest rates would not have a material effect on our level of interest income from debt investments.

Item 4.	Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, our President and Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chairman and Chief Executive Officer, our President and Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
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
Sales of Unregistered Securities
During the six months ended June 30, 2009, we issued 79,193 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate value for the shares of common stock sold under the dividend reinvestment plan was approximately $1.0 million.
Purchases of Equity Securities
On November 13, 2008, we announced that our Board of Directors authorized our officers, in their discretion and subject to compliance with the 1940 Act and other applicable law, to purchase on the open market or in privately negotiated transactions, an amount up to $5 million of the outstanding shares of our common stock at prices per share not to exceed our last reported net asset value per share. The share repurchase program is authorized to be in effect through the earlier of December 31, 2009 or such time as the approved $5 million repurchase amount has been fully utilized. We can not assure you the extent that we will conduct open market purchases, and to the extent we do conduct open market purchases, we may terminate them at any time. For the six months ended June 30, 2009, we purchased 164,544 shares of our common stock for approximately $1.6 million in the open market pursuant to the program. The following chart summarizes repurchases of our common stock under the program during the first six months of 2009.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased	Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans or
Period	Shares Purchased	per Share	or Programs	Programs

January 2009	22,600	$10.06	22,600
February 2009	30,700	9.96	30,700
March 2009	111,244	9.74	111,244
April 2009	—	—	—
May 2009	—	—	—
June 2009	—	—	—

Total	164,544	$9.83	164,544	$3,051,888

Item 4.	Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Stockholders was held on June 11, 2009, for the purpose of:
•	Proposal No. 1 — Election of directors for a term of one year;
•
Proposal No. 2 — Approval of a proposal to authorize us, with the approval of our Board of Directors, to sell shares of our common stock during the next twelve months at a price below our then current net asset value per share; and

•	Proposal No. 3 — Ratification of the appointment of Grant Thornton LLP as our independent registered public accounting firm for the year ending December 31, 2009.
There were no broker non-votes for proposal nos. 1 and 3. All three matters were approved.
All nominees for directors for a one-year term as listed in our 2009 proxy statement were elected by the following vote:

DIRECTOR NOMINEES	FOR	WITHHELD
Michael Appling, Jr.	8,554,897	55,104
Joseph E. Canon	8,552,534	57,467
Arthur L. French	8,545,947	64,054
William D. Gutermuth	8,553,914	56,087
Vincent D. Foster	8,515,077	94,924
Todd A. Reppert	8,546,919	63,082

The proposal to authorize us, with the approval of our Board of Directors, to sell shares of our common stock during the next twelve months at a price below our then current net asset value per share was approved by the following vote:

				BROKER
	FOR	AGAINST	ABSTAIN	NON-VOTE *
All Stockholders	6,267,741	202,625	34,481	2,105,154
Excluding Affiliates	3,321,094	202,625	34,481	2,105,154
The recommendation to ratify the appointment of Grant Thornton LLP as our independent registered public accounting firm for the year ending December 31, 2009 was approved by the following vote:

FOR	AGAINST	ABSTAIN
8,573,850	21,561	14,588

*	Broker non-votes have the effect of voting against this proposal.

Item 6.	Exhibits
Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number		Description of Exhibit

10.1		Main Street Capital Corporation 2008 Equity Incentive Plan (revised on May 12, 2009).

10.2
First Amendment dated March 26, 2009 to Credit Agreement dated October 24, 2008 by and between Main Street Capital Corporation and certain of its subsidiaries as guarantors, Branch Banking and Trust Company and Compass Bank.

10.3	*†
Amendment to Employment Agreement by and between Main Street Capital Corporation and Todd A. Reppert dated as of July 1, 2009 (previously filed as Exhibit 10.2 to Main Street’s Current Report on Form 8-K filed July 1, 2009 (File No. 1-33723).

10.4	*†
Amendment to Employment Agreement by and between Main Street Capital Corporation and Rodger A. Stout dated as of July 1, 2009 (previously filed as Exhibit 10.4 to Main Street’s Current Report on Form 8-K filed July 1, 2009 (File No. 1-33723).

10.5	*†
Amendment to Employment Agreement by and between Main Street Capital Corporation and Curtis L. Hartman dated as of July 1, 2009 (previously filed as Exhibit 10.6 to Main Street’s Current Report on Form 8-K filed July 1, 2009 (File No. 1-33723).

10.6	*†
Amendment to Employment Agreement by and between Main Street Capital Corporation and Dwayne L. Hyzak dated as of July 1, 2009 (previously filed as Exhibit 10.8 to Main Street’s Current Report on Form 8-K filed July 1, 2009 (File No. 1-33723).

10.7	*†
Amendment to Employment Agreement by and between Main Street Capital Corporation and David L. Magdol dated as of July 1, 2009 (previously filed as Exhibit 10.10 to Main Street’s Current Report on Form 8-K filed July 1, 2009 (File No. 1-33723).

31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Main Street Capital Corporation
Date: August 7, 2009	/s/ Vincent D. Foster
Vincent D. Foster
Chairman and Chief Executive Officer (principal executive officer)

Date: August 7, 2009	/s/ Todd A. Reppert
Todd A. Reppert
President and Chief Financial Officer (principal financial officer)

Date: August 7, 2009	/s/ Michael S. Galvan
Michael S. Galvan
Vice President and Chief Accounting Officer (principal accounting officer)

Date: August 7, 2009	/s/ Rodger A. Stout
Rodger A. Stout
Senior Vice President-Finance & Administration, Chief Compliance Officer and Treasurer

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

10.1		Main Street Capital Corporation 2008 Equity Incentive Plan (revised on May 12, 2009).

10.2
First Amendment dated March 26, 2009 to Credit Agreement dated October 24, 2008 by and between Main Street Capital Corporation and certain of its subsidiaries as guarantors, Branch Banking and Trust Company and Compass Bank.

10.3	*†
Amendment to Employment Agreement by and between Main Street Capital Corporation and Todd A. Reppert dated as of July 1, 2009 (previously filed as Exhibit 10.2 to Main Street’s Current Report on Form 8-K filed July 1, 2009 (File No. 1-33723).

10.4	*†
Amendment to Employment Agreement by and between Main Street Capital Corporation and Rodger A. Stout dated as of July 1, 2009 (previously filed as Exhibit 10.4 to Main Street’s Current Report on Form 8-K filed July 1, 2009 (File No. 1-33723).

10.5	*†
Amendment to Employment Agreement by and between Main Street Capital Corporation and Curtis L. Hartman dated as of July 1, 2009 (previously filed as Exhibit 10.6 to Main Street’s Current Report on Form 8-K filed July 1, 2009 (File No. 1-33723).

10.6	*†
Amendment to Employment Agreement by and between Main Street Capital Corporation and Dwayne L. Hyzak dated as of July 1, 2009 (previously filed as Exhibit 10.8 to Main Street’s Current Report on Form 8-K filed July 1, 2009 (File No. 1-33723).

10.7	*†
Amendment to Employment Agreement by and between Main Street Capital Corporation and David L. Magdol dated as of July 1, 2009 (previously filed as Exhibit 10.10 to Main Street’s Current Report on Form 8-K filed July 1, 2009 (File No. 1-33723).

31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.

†	Management contract or compensatory plan or arrangement.