Form 10-Q
period 2009-09-30
Main Street Capital CORP
filed 2009-11-06
CIK 1396440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of November 5, 2009 was 10,780,530.

MAIN STREET CAPITAL CORPORATION
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
MAIN STREET CAPITAL CORPORATION
Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Investments at fair value:
Control investments (cost: $65,050,864 and $60,767,805 as of September 30, 2009 and December 31, 2008, respectively)	$69,722,443	$65,542,608
Affiliate investments (cost: $41,746,184 and $37,946,800 as of September 30, 2009 and December 31, 2008, respectively)	44,822,099	39,412,695
Non-Control/Non-Affiliate investments (cost: $9,886,824 and $6,245,405 as of September 30, 2009 and December 31, 2008, respectively)	8,914,181	5,375,886
Investment in affiliated Investment Manager (cost: $18,000,000 as of September 30, 2009 and December 31, 2008)	16,340,706	16,675,626

Total investments (cost: $134,683,872 and $122,960,010 as of September 30, 2009 and December 31, 2008, respectively)	139,799,429	127,006,815
Marketable securities and idle funds investments (cost: $39,498,257 and $4,218,704 as of September 30, 2009 and December 31, 2008, respectively)	39,912,232	4,389,795
Cash and cash equivalents	8,216,699	35,374,826
Deferred tax asset	1,186,108	1,121,681
Other assets	1,095,078	1,100,922
Deferred financing costs (net of accumulated amortization of $982,066 and $956,037 as of September 30, 2009 and December 31, 2008, respectively)	1,420,726	1,635,238

Total assets	$191,630,272	$170,629,277

LIABILITIES

SBIC debentures	$55,000,000	$55,000,000
Marketable securities settlement liability	5,773,480	—
Interest payable	289,730	1,108,193
Dividend payable	1,343,701	726,464
Accounts payable and other liabilities	160,536	1,438,564

Total liabilities	62,567,447	58,273,221
Commitments and contingencies

NET ASSETS

Common stock, $0.01 par value per share (150,000,000 shares authorized; 10,749,640 and 9,206,483 issued and outstanding as of September 30, 2009 and December 31, 2008, respectively)	107,496	92,065
Additional paid-in capital	121,886,302	104,467,740
Undistributed net realized income	830,071	3,658,495
Net unrealized appreciation from investments, net of income taxes	6,238,956	4,137,756

Total net assets	129,062,825	112,356,056

Total liabilities and net assets	$191,630,272	$170,629,277

NET ASSET VALUE PER SHARE	$12.01	$12.20

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$2,519,354	$2,861,564	$6,353,175	$7,436,174
Affiliate investments	1,022,440	1,037,464	3,357,997	3,146,326
Non-Control/Non-Affiliate investments	272,703	320,976	668,876	1,220,166

Total interest, fee and dividend income	3,814,497	4,220,004	10,380,048	11,802,666
Interest from marketable securities, idle funds and other	687,101	237,320	1,314,045	858,935

Total investment income	4,501,598	4,457,324	11,694,093	12,661,601
EXPENSES:
Interest	(957,413)	(930,332)	(2,830,325)	(2,734,174)
General and administrative	(317,141)	(406,277)	(1,061,928)	(1,271,338)
Expenses reimbursed to affiliated Investment Manager	(226,237)	(275,039)	(306,175)	(719,777)
Share-based compensation	(375,766)	(315,726)	(767,218)	(315,726)

Total expenses	(1,876,557)	(1,927,374)	(4,965,646)	(5,041,015)

NET INVESTMENT INCOME	2,625,041	2,529,950	6,728,447	7,620,586

NET REALIZED GAIN FROM INVESTMENTS:
Control investments	—	4,320,213	865,651	4,320,213
Affiliate investments	—	—	—	710,404
Non-Control/Non-Affiliate investments	158,340	—	613,183	—

Total net realized gain from investments	158,340	4,320,213	1,478,834	5,030,617

NET REALIZED INCOME	2,783,381	6,850,163	8,207,281	12,651,203

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) FROM INVESTMENTS:
Control investments	1,043,776	(4,557,143)	(103,224)	(3,672,439)
Affiliate investments	1,711,494	840,429	1,610,021	(100,523)
Non-Control/Non-Affiliate investments	516,278	(165,531)	139,759	(106,765)
Investment in affiliated Investment Manager	(390,238)	(239,844)	(334,920)	(704,306)

Total net change in unrealized appreciation (depreciation) from investments	2,881,310	(4,122,089)	1,311,636	(4,584,033)

Income tax (provision) benefit	1,372,451	(54,371)	789,564	2,297,265

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$7,037,142	$2,673,703	$10,308,481	$10,364,435

NET INVESTMENT INCOME PER SHARE - BASIC AND DILUTED	$0.25	$0.27	$0.69	$0.84

NET REALIZED INCOME PER SHARE - BASIC AND DILUTED	$0.26	$0.74	$0.84	$1.40

DIVIDENDS PAID PER SHARE	$0.38	$0.36	$1.13	$1.05

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - BASIC AND DILUTED	$0.66	$0.29	$1.05	$1.15

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	10,701,603	9,228,630	9,788,226	9,050,010

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Changes in Net Assets
(Unaudited)

					Net Unrealized
					Appreciation from
	Common Stock		Additional	Undistributed	Investments,	Total
	Number	Par	Paid-In	Net Realized	Net of Income	Net
	of Shares	Value	Capital	Income	Taxes	Assets
Balances at December 31, 2007	8,959,718	$89,597	$104,076,033	$6,067,131	$4,916,447	$115,149,208
Issuance of restricted stock	265,645	2,657	(2,657)	—	—	—
Dividend reinvestment	15,820	158	213,570	—	—	213,728
Share-based compensation	—	—	315,726	—	—	315,726
Dividends to stockholders	—	—	—	(10,625,278)	—	(10,625,278)
Net increase resulting from operations	—	—	—	12,651,203	(2,286,768)	10,364,435

Balances at September 30, 2008	9,241,183	$92,412	$104,602,672	$8,093,056	$2,629,679	$115,417,819

Balances at December 31, 2008	9,206,483	$92,065	$104,467,740	$3,658,495	$4,137,756	$112,356,056
Dividend reinvestment	178,780	1,787	2,343,329	—	—	2,345,116
Public offering of common stock, net of offering costs	1,437,500	14,375	16,176,533	—	—	16,190,908
Share repurchase program	(164,544)	(1,645)	(1,615,461)	—	—	(1,617,106)
Issuance of restricted stock	107,824	1,078	(1,078)	—	—	—
Share-based compensation	—	—	767,218	—	—	767,218
Common stock withheld for payroll taxes on restricted stock	(16,403)	(164)	(251,979)	—	—	(252,143)
Dividends to stockholders	—	—	—	(11,035,705)	—	(11,035,705)
Net increase resulting from operations	—	—	—	8,207,281	2,101,200	10,308,481

Balances at September 30, 2009	10,749,640	$107,496	$121,886,302	$830,071	$6,238,956	$129,062,825

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months
	Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations:	$10,308,481	$10,364,435
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized appreciation from investments	(1,311,636)	4,584,033
Net realized gain from investments	(1,478,834)	(5,030,617)
Accretion of unearned income	(457,835)	(886,902)
Net payment-in-kind interest accrual	(458,738)	(258,573)
Share-based compensation expense	767,218	315,726
Amortization of deferred financing costs	324,935	229,220
Deferred taxes	(64,427)	(2,787,364)
Other	(732,326)	432,966
Changes in other assets and liabilities:
Other assets	(247,416)	696,774
Interest payable	(818,463)	(763,026)
Accounts payable and other liabilities	(1,278,820)	198,850

Net cash provided by operating activities	4,552,139	7,095,522

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in portfolio companies	(16,540,965)	(34,485,324)
Investments in marketable securities and idle funds investments	(72,925,566)	—
Proceeds from marketable securities and idle funds investments	44,036,959	24,063,261
Principal payments received on loans and debt securities	7,580,630	10,691,302
Proceeds from sale of equity securities and related notes	—	7,409,464

Net cash provided by (used in) investing activities	(37,848,942)	7,678,703

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase program	(1,617,106)	—
Proceeds from public offering of common stock, net of offering costs	16,190,908	—
Dividends paid to stockholders	(8,472,560)	(9,289,608)
Net change in DRIP deposit	400,000	(500,000)
Common stock withheld for payroll taxes on restricted stock	(252,143)	—
Payment of deferred loan costs and SBIC debenture fees	(110,423)	(31,394)

Net cash provided by (used in) financing activities	6,138,676	(9,821,002)

Net increase (decrease) in cash and cash equivalents	(27,158,127)	4,953,223
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,374,826	41,889,324

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,216,699	$46,842,547

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2009
(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value
Control Investments (3)

Café Brazil, LLC	Casual Restaurant
12% Secured Debt (Maturity — April 20, 2011)	Group	$2,625,000	$2,610,188	$2,625,000
Member Units (7) (Fully diluted 42.3%)			41,837	1,390,000

			2,652,025	4,015,000

CBT Nuggets, LLC	Produces and Sells
14% Secured Debt (Maturity — December 31, 2013)	IT Certification	1,680,000	1,652,732	1,680,000
10% Secured Debt (Maturity — March 31, 2012)	Training Videos	915,000	915,000	915,000
10% Secured Debt (Maturity — March 31, 2010)		60,000	60,000	60,000
Member Units (7) (Fully diluted 24.5%)			299,520	1,390,000

			2,927,252	4,045,000

Ceres Management, LLC (Lambs)	Aftermarket Automotive
14% Secured Debt (Maturity — May 31, 2013)	Services Chain	2,400,000	2,376,126	2,376,126
Member Units (Fully diluted 42.0%)			1,200,000	1,110,000
Class B Member Units (Non-voting)			157,502	157,502

			3,733,628	3,643,628

Condit Exhibits, LLC	Tradeshow Exhibits/
13% current / 5% PIK Secured Debt (Maturity — July 1, 2013)	Custom Displays	2,473,846	2,442,974	2,442,974
Warrants (Fully diluted 28.1%)			300,000	30,000

			2,742,974	2,472,974

Gulf Manufacturing, LLC	Industrial Metal
Prime plus 1% Secured Debt (Maturity — August 31, 2012)	Fabrication	1,200,000	1,192,532	1,200,000
13% Secured Debt (Maturity — August 31, 2012)		1,200,000	1,119,507	1,180,000
Member Units (7) (Fully diluted 18.4%)			472,000	2,360,000
Warrants (Fully diluted 8.4%)			160,000	1,080,000

			2,944,039	5,820,000

Hawthorne Customs & Dispatch Services, LLC	Transportation/
13% Secured Debt (Maturity — January 31, 2011)	Logistics	825,000	812,054	812,054
Member Units (7) (Fully diluted 44.4%)			412,500	840,000

			1,224,554	1,652,054

Hydratec Holdings, LLC	Agricultural Services
12.5% Secured Debt (Maturity — October 31, 2012)		2,995,244	2,953,861	2,953,861
Prime plus 1% Secured Debt (Maturity — October 31, 2012)		350,000	337,667	337,667
Member Units (Fully diluted 85.1%)			4,100,000	6,620,000

			7,391,528	9,911,528

Jensen Jewelers of Idaho, LLC	Retail Jewelry
Prime Plus 2% Secured Debt (Maturity — November 14, 2011)		1,044,000	1,034,207	1,046,167
13% current / 6% PIK Secured Debt (Maturity — November 14, 2011)		1,051,235	1,037,520	1,053,834
Member Units (7) (Fully diluted 24.3%)			376,000	290,000

			2,447,727	2,390,001

NAPCO Precast, LLC	Precast Concrete
18% Secured Debt (Maturity — February 1, 2013)	Manufacturing	5,923,077	5,832,742	5,923,076
Prime Plus 2% Secured Debt (Maturity — February 1, 2013) (8)		3,384,615	3,360,369	3,384,616
Member Units (7) (Fully diluted 35.3%)			2,020,000	5,120,000

			11,213,111	14,427,692

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2009
(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value
Control Investments (3)

OMi Holdings, Inc.	Manufacturer of
12% Secured Debt (Maturity — April 1, 2013)	Overhead Cranes	6,342,000	6,295,703	6,295,703
Common Stock (Fully diluted 28.8%)			900,000	390,000

			7,195,703	6,685,703

Quest Design & Production, LLC	Design and Fabrication
Prime plus 2% Secured Debt (Maturity — June 30, 2014)	of Custom Display	60,000	60,000	60,000
10% Secured Debt (Maturity — June 30, 2014)	Systems	600,000	465,060	600,000
0% Secured Debt (Maturity — June 30, 2014)		2,060,000	2,060,000	1,460,000
Warrants (Fully diluted 40.0%)			1,595,858	—
Warrants (Fully diluted 20.0%)			40,000	—

			4,220,918	2,120,000

Thermal & Mechanical Equipment, LLC	Heat Exchange / Filtration
13% current / 5% PIK Secured Debt (Maturity — September 25, 2014)	Products and Services	3,302,750	3,257,974	3,257,974
Prime plus 2% Secured Debt (Maturity — September 25, 2014) (8)		1,050,000	1,043,199	1,043,199
Warrants (Fully diluted 30.0%)			600,000	600,000

			4,901,173	4,901,173

Universal Scaffolding & Equipment, LLC	Manufacturer of Scaffolding
Prime plus 1% Secured Debt (Maturity — August 17, 2012) (8)	and Shoring Equipment	841,750	836,196	836,196
13% current / 5% PIK Secured Debt (Maturity — August 17, 2012)		3,377,176	3,332,000	21,262
Member Units (Fully diluted 18.9%)			992,063	—

			5,160,259	857,458

Uvalco Supply, LLC	Farm and Ranch Supply
Member Units (Fully diluted 39.6%)			905,743	1,390,000

Ziegler’s NYPD, LLC	Casual Restaurant Group
Prime plus 2% Secured Debt (Maturity — October 1, 2013) (8)		600,000	594,990	594,990
13% current / 5% PIK Secured Debt (Maturity — October 1, 2013)		2,808,544	2,774,151	2,774,151
Warrants (Fully diluted 28.6%)			360,000	360,000

			3,729,141	3,729,141

Other			1,661,089	1,661,091

Subtotal Control Investments			65,050,864	69,722,443

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2009
(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value
Affiliate Investments (4)

Advantage Millwork Company, Inc.	Manufacturer/Distributor
12% Secured Debt (Maturity — February 5, 2012)	of Wood Doors	3,066,667	2,970,656	1,940,000
Warrants (Fully diluted 12.2%)			97,808	—

			3,068,464	1,940,000

American Sensor Technologies, Inc.	Manufacturer of Commercial/
Prime plus 0.5% Secured Debt (Maturity — May 31, 2010) (8)	Industrial Sensors	3,800,000	3,800,000	3,800,000
Warrants (Fully diluted 19.6%)			49,990	820,000

			3,849,990	4,620,000

Carlton Global Resources, LLC	Processor of
13% PIK Secured Debt (Maturity — November 15, 2011)	Industrial Minerals	4,791,944	4,655,836	—
Member Units (Fully diluted 8.5%)			400,000	—

			5,055,836	—

California Healthcare Medical Billing, Inc.	Healthcare Billing and Records
12% Secured Debt (Maturity — October 17, 2013)	Management	1,410,000	1,172,593	1,275,100
Common Stock (Fully diluted 6.0%)			390,000	750,000
Warrants (Fully diluted 12.0%)			240,000	1,130,000

			1,802,593	3,155,100

Compact Power Equipment Centers, LLC	Light to Medium Duty
12% Secured Debt (Maturity — September 23, 2014)	Equipment Rental	317,647	322,261	322,261
Member Units (Fully diluted 6.9%)			688	688

			322,949	322,949

Houston Plating & Coatings, LLC	Plating & Industrial
Prime plus 2% Secured Debt (Maturity — July 19, 2011)	Coating Services	100,000	100,000	100,000
Prime plus 2% Secured Debt (Maturity — July 18, 2013)		200,000	200,000	200,000
Member Units (7) (Fully diluted 11.1%)			335,000	3,165,000

			635,000	3,465,000

Indianapolis Aviation Partners, LLC	FBO / Aviation Support Services
12% Secured Debt (Maturity — September 15, 2014)		2,820,000	2,543,661	2,543,661
Warrants (Fully diluted 18.1%)			677,571	677,571

			3,221,232	3,221,232

KBK Industries, LLC	Specialty Manufacturer
14% Secured Debt (Maturity — January 23, 2011)	of Oilfield and	3,937,500	3,836,369	3,836,369
8% Secured Debt (Maturity — March 1, 2010)	Industrial Products	187,500	187,500	187,500
8% Secured Debt (Maturity — March 31, 2010)		450,000	450,000	450,000
Member Units (7) (Fully diluted 14.5%)			187,500	270,000

			4,661,369	4,743,869

Laurus Healthcare, LP	Healthcare Facilities / Services
13% Secured Debt (Maturity — May 7, 2012)		2,275,000	2,275,000	2,275,000
Warrants (Fully diluted 17.5%)			105,000	4,400,000

			2,380,000	6,675,000

National Trench Safety, LLC	Trench & Traffic
10% PIK Debt (Maturity — April 16, 2014)	Safety Equipment	435,966	435,968	435,968
Member Units (Fully diluted 11.7%)			1,792,308	1,910,000

			2,228,276	2,345,968

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2009
(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value
Affiliate Investments (4)

Olympus Building Services, Inc.	Custodial/Facilities
12% Secured Debt (Maturity — March 27, 2014)	Services	1,890,000	1,720,176	1,830,000
Warrants (Fully diluted 13.5%)			150,000	400,000

			1,870,176	2,230,000

Pulse Systems, LLC	Manufacturer of Components
Warrants (Fully diluted 7.4%)	for Medical Devices		132,856	450,000

Schneider Sales Management, LLC	Sales Consulting
13% Secured Debt (Maturity — October 15, 2013)	and Training	1,980,000	1,925,206	1,925,206
Warrants (Fully diluted 12.0%)			45,000	—

			1,970,206	1,925,206

Vision Interests, Inc.	Manufacturer/
13% Secured Debt (Maturity — June 5, 2012)	Installer of Commercial	3,760,000	3,610,831	3,220,000
Common Stock (Fully diluted 8.9%)	Signage		372,000	—
Warrants (Fully diluted 11.2%)			160,000	—

			4,142,831	3,220,000

Walden Smokey Point, Inc.	Specialty Transportation/
14% current / 4% PIK Secured Debt (Maturity - December 30, 2013)	Logistics	4,946,133	4,863,137	4,863,137
Common Stock (Fully diluted 7.6%)			600,000	900,000

			5,463,137	5,763,137

WorldCall, Inc.	Telecommunication/
13% Secured Debt (Maturity — April 22, 2011)	Information Services	646,225	644,638	644,638
Common Stock (Fully diluted 9.9%)			296,631	100,000

			941,269	744,638

Subtotal Affiliate Investments			41,746,184	44,822,099

MAIN STREET CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2009
(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value
Non-Control/Non-Affiliate Investments(5):

Audio Messaging Solutions, LLC	Audio Messaging
12% Secured Debt (Maturity — May 8, 2014)	Services	3,410,400	3,167,029	3,167,029
Warrants (Fully diluted 5.0%)			215,040	380,000

			3,382,069	3,547,029

East Teak Fine Hardwoods, Inc.	Hardwood Products
Common Stock (Fully diluted 3.3%)			130,000	370,000

Hayden Acquisition, LLC	Manufacturer of
8% Secured Debt (Maturity — August 9, 2010)	Utility Structures	1,800,000	1,781,303	360,000

Support Systems Homes, Inc.	Manages Substance
15% Secured Debt	Abuse Treatment
(Maturity — August 21, 2018)	Centers	226,461	226,461	226,461

Technical Innovations, LLC	Manufacturer of Specialty
7% Secured Debt (Maturity — November 30, 2009)	Cutting Tools and Punches	1,060,000	1,059,411	1,059,411
13.5% Secured Debt (Maturity — January 16, 2015)		3,350,000	3,307,580	3,351,280

			4,366,991	4,410,691

Subtotal Non-Control/Non-Affiliate Investments			9,886,824	8,914,181

Main Street Capital Partners, LLC (Investment Manager)	Asset Management
100% of Membership Interests			18,000,000	16,340,706

Total Portfolio Investments, September 30, 2009			$134,683,872	$139,799,429

Marketable Securities and Idle Funds Investments	Investments in Secured
Barclays Capital High Yield Bond Fund	Debt Investments, Certificates of	$5,773,480	$5,773,480	$5,773,480
Western Refining Inc. Secured Term Loan	Deposit, and Diversified	1,790,126	1,741,516	1,741,516
8.25% (Maturity — May 30, 2014)	Bond Funds
Booz Allen Hamilton Inc. Secured Term Loan 7.5% (Maturity — July 31, 2015)		1,980,000	1,989,577	1,989,577
WM Wrigley Jr. Company Secured Term Loan 6.5% (Maturity — October 6, 2014)		3,898,735	3,921,421	3,921,421
Life Technologies Corporation Secured Term Loan 5.25% (Maturity — November 23, 2015)		2,389,447	2,395,278	2,395,278
Ashland Inc. Secured Term Loan 7.65% (Maturity — May 13, 2014)		1,917,948	1,958,023	1,958,023
Managed Healthcare Associates, Inc. Secured Term Loan 3.52% (Maturity — August 1, 2014)		2,000,000	1,441,465	1,600,000
Pharmanet Development Group, Inc. Secured Term Loan 10.0% (Maturity — May 29, 2014)		987,500	948,506	948,506
Pharmanet Development Group, Inc. Secured Revolving Loan 10.0% (Maturity — May 29, 2014)		5,415,000	5,147,669	5,147,669
Apria Healthcare Group Inc. Senior Secured Notes 11.25% (Maturity — November 1, 2014)		7,340,560	7,340,560	7,596,000
1.65% Certificate of Deposit (Maturity — October 5, 2009)		2,500,000	2,500,000	2,500,000
1.50% Certificate of Deposit (Maturity — October 24, 2009)		2,500,000	2,500,000	2,500,000
1.65% Certificate of Deposit (Maturity — November 28, 2009)		1,000,000	1,000,000	1,000,000
Other Marketable Securities		1,289,000	840,762	840,762

			$39,498,257	$39,912,232

(1)	Debt investments are generally income producing. Equity and warrants are non-income producing, unless otherwise noted.

(2)	See Note C for summary geographic location of portfolio companies.

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
2. Basis of Presentation
     Main Street’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). For the three and nine months ended September 30, 2009 and 2008, the consolidated financial statements of Main Street include the accounts of MSCC, the Fund, MSEI and the General Partner. The Investment Manager is accounted for as a portfolio investment (see Note D). “Marketable securities and idle funds investments” are classified as financial instruments and are reported separately on Main Street’s Consolidated Balance Sheets and Consolidated Schedule of Investments due to the nature of such investments (See Note B.9). To allow for more relevant disclosure of Main Street’s “core” investment portfolio, “core” portfolio investments, as used herein, refers to all of Main Street’s portfolio investments excluding the Investment Manager and all “Marketable securities and idle funds investments.” Main Street’s results of operations for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008, and financial position as of September 30, 2009 and December 31, 2008, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current financial statement presentation, including the reclassification of MSCC shares of common stock repurchased under Main Street’s share repurchase plan, which were formerly classified as treasury stock and are now reflected as a reduction of common stock and additional paid in capital in accordance with Maryland law.
     The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2008. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
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
Portfolio Investment Classification
     Main Street classifies its portfolio investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in which Main Street owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation. Under the 1940 Act, “Affiliate Investments” are defined as investments in which Main Street owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-Control/Non-Affiliate Investments” are defined as investments that are neither Control investments nor Affiliate investments. The “Investment in affiliated Investment Manager” represents Main Street’s investment in a wholly owned investment manager subsidiary that is accounted for as a portfolio investment.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
1. Valuation of Portfolio Investments
     Main Street accounts for its core portfolio investments and the Investment Manager at fair value. As a result, Main Street adopted the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification” or “ASC”) 820, Fair Value Measurements and Disclosures, in the first quarter of 2008. ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires Main Street to assume that the portfolio investment is to be sold in the principal market to independent market participants, or in the absence of a principal market, in the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. With the adoption of this statement, Main Street incorporated the income approach to estimate the fair value of its core portfolio debt investments principally using a yield-to-maturity model. Prior to the adoption of ASC 820, Main Street reported unearned income as a single line item on the consolidated balance sheets and consolidated schedule of investments. Unearned income is no longer reported as a separate line item and is now part of the investment portfolio cost and fair value on the consolidated balance sheets and the consolidated schedule of investments. This change in presentation had no impact on the overall net cost or fair value of Main Street’s investment portfolio and had no impact on Main Street’s financial position or results of operations.
     Main Street’s core business plan calls for it to invest primarily in illiquid securities issued by private companies. These core investments may be subject to restrictions on resale and will generally have no established trading market. As a result, Main Street determines in good faith the fair value of its portfolio investments pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by its Board of Directors and in accordance with the 1940 Act. Main Street reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process. Main Street’s valuation policy and process are intended to provide a consistent basis for determining the fair value of the portfolio.
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

     For valuation purposes, non-control investments are composed of debt and equity securities for which Main Street does not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company’s board of directors. Market quotations for Main Street’s non-control investments are generally not readily available. For Main Street’s non-control investments, Main Street uses a combination of market and income approaches to value its equity investments and the income approach to value its debt instruments. For non-control debt investments, Main Street determines the fair value primarily using a yield approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Main Street’s estimate of the expected repayment date of a debt security is generally the legal maturity date of the instrument, as Main Street generally intends to hold its loans to maturity. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. Main Street will use the value determined by the yield analysis as the fair value for that security; however, because of Main Street’s general intent to hold its loans to maturity, the fair value will not exceed the face amount of the debt security. A change in the assumptions that Main Street uses to estimate the fair value of its debt securities using the yield analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or a debt security is in workout status, Main Street may consider other factors in determining the fair value of a debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis.
     Due to the inherent uncertainty in the valuation process, Main Street’s estimate of fair value may differ materially from the values that would have been used had a ready market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. Main Street determines the fair value of each individual investment and records changes in fair value as unrealized appreciation or depreciation.
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
     Pursuant to its internal valuation process, Main Street performs valuation procedures on each portfolio company once a quarter. In addition to its internal valuation process, in arriving at estimates of fair value for portfolio companies, Main Street, among other things, consults with a nationally recognized independent advisor. The nationally recognized independent advisor is generally consulted relative to each portfolio investment at least once in every calendar year, and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent advisor on one or more portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a portfolio company is determined to be insignificant relative to the total investment portfolio. Main Street consulted with its independent advisor in arriving at Main Street’s determination of fair value on a total of 19 portfolio companies for the nine months ended September 30, 2009, representing approximately 50% of the total portfolio investments at fair value as of September 30, 2009. Main Street consulted with its advisor relative to Main Street’s determination of fair value on 4, 9, and 6 portfolio investments for the quarters ended March 31, June 30, and September 30 2009, respectively. The Board of Directors of Main Street has the final responsibility for reviewing and approving, in good faith, Main Street’s estimate of the fair value for the investments.
     Main Street believes its investments as of September 30, 2009 and December 31, 2008 approximate fair value as of those dates based on the market in which Main Street operates and other conditions in existence at those reporting periods.
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

     While not significant to its total core portfolio, Main Street holds debt instruments in its core investment portfolio that contain payment-in-kind (“PIK”) interest provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. To maintain regulated investment company (“RIC”) tax treatment (as discussed below), this non-cash source of income will need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest in cash.
     As of September 30, 2009, Main Street had three investments on non-accrual status, which comprised approximately 2.6% of the core investment portfolio at fair value. At December 31, 2008, Main Street had one investment on non-accrual status, which comprised approximately 0.5% of the core investment portfolio at fair value.
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
     In connection with its core portfolio debt investments, Main Street sometimes receives nominal cost warrants (“nominal cost equity”) that are valued as part of the negotiation process with the particular portfolio company. When Main Street receives nominal cost equity, Main Street allocates its cost basis in its investment between its debt securities and its nominal cost equity at the time of origination. Any resulting discount from recording the debt is reflected as unearned income, which is netted against the investment, and accreted into interest income based on the effective interest method over the life of the debt.
5. Share-Based Compensation
     Main Street accounts for its share-based compensation plans using the fair value method, as prescribed by ASC 718, Compensation — Stock Compensation. Accordingly, for restricted stock awards, Main Street measures the grant date fair value based upon the market price of its common stock on the date of the grant and amortizes that fair value as share-based compensation expense over the requisite service period or vesting term.
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
     MSCC’s wholly owned subsidiary, MSEI, is a taxable entity which holds certain core portfolio investments of Main Street. MSEI is consolidated for U.S. GAAP reporting purposes, and the core portfolio investments held by MSEI are included in Main Street’s consolidated financial statements. The principal purpose of MSEI is to permit Main Street to hold equity investments in portfolio companies which are “pass through” entities for tax purposes in order to comply with the “source income” requirements contained in the RIC tax provisions. MSEI is not consolidated with Main Street for income tax purposes and may generate income tax expense as a result of its ownership of certain core portfolio investments. This income tax expense, if any, is reflected in Main Street’s Consolidated Statement of Operations.

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
7. Net Realized Gains or Losses from Investments and Net Change in Unrealized Appreciation or Depreciation from Investments
     Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment and the cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period net of recoveries. Net change in unrealized appreciation or depreciation from investments reflects the net change in the valuation of the investment portfolio and financial instruments pursuant to Main Street’s valuation guidelines and the reclassification of any prior period unrealized appreciation or depreciation on exited investments.
8. Concentration of Credit Risks
     Main Street places its cash in financial institutions, and, at times, such balances may be in excess of the federally insured limit.
9. Fair Value of Financial Instruments
     Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Main Street believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate the fair values of such items. Marketable securities and idle funds investments consist primarily of short term investments in secured debt investments, U.S. government agency securities, certificates of deposit, and diversified bond funds. The fair value determination for these investments under the provisions of ASC 820 primarily consists of Level 1 observable inputs. The SBIC debentures remain a strategic advantage due to their flexible structure, long-term duration, and low fixed interest rates. As of September 30, 2009, had Main Street adopted the fair value option under ASC 825, Financial Instruments, relating to accounting for debt obligations at their fair value, Main Street estimates the fair value of its SBIC debentures would be approximately $45.1 million, or $9.9 million less than the face value of the SBIC debentures.
10. Recently Issued Accounting Standards
     In June 2008, the FASB amended ASC 260, Earnings Per Share with ASC 260-10-45-61A which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”). ASC 260-10-45-61A is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented has been adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the amended provisions of ASC 260. Early application is not permitted. On July 1, 2008 and 2009, Main Street’s Board of Directors approved the issuance of shares of restricted stock to Main Street employees and independent directors as discussed further in Note J. Main Street determined that these shares of restricted stock are participating securities prior to vesting. For the nine months ended September 30, 2009 and 2008, 292,058 and 255,645 shares, respectively, of non-vested restricted stock have been included in Main Street’s basic and diluted EPS computations.
     In October 2008, the FASB amended ASC 820 with ASC 820-10-35-15A, Financial Assets in a Market That Is Not Active, to provide an illustrative example of how to determine the fair value of a financial asset in an inactive market. ASC 820-10-35-15A does not change the fair value measurement principles previously set forth. Since adopting ASC 820 in January 2008, Main Street’s practices for determining the fair value of its investment portfolio and financial instruments have been, and continue to be, consistent with the guidance provided in ASC 820-10-35-15A. Therefore, Main Street’s adoption of the update did not affect its practices for determining the fair value of its investment portfolio and financial instruments, and its adoption did not have a material effect on its financial position or results of operations.

     In April 2009, the FASB amended ASC 820 and ASC 825 with ASC 820-10-35, Subsequent Measurement, and ASC 825-10-65, Transition and Open Effective Date Information. Both amendments are effective for reporting periods ending on or after June 15, 2009. Since adopting ASC 820 and ASC 825 in January 2008, Main Street’s practices for determining fair value and for disclosures about the fair value of its investment portfolio and financial instruments have been, and continue to be, consistent with the guidance provided in the amended pronouncements. Therefore, Main Street’s adoption of these updates did not affect its practices for determining the fair value of its investment portfolio and financial instruments, and its adoption did not have a material effect on its financial position or results of operations.
     In May 2009, the FASB amended ASC 855, Subsequent Events with ASC 855-10-50, Disclosure, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10-50 includes a new required disclosure of the date through which an entity has evaluated subsequent events and is effective for interim periods or fiscal years ending after June 15, 2009. Main Street’s adoption of ASC 855-10-50 did not have a material effect on its financial position or results of operations.
     In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles, which became the single official source of authoritative, nongovernmental U.S. GAAP, other than rules and interpretive releases issued by the Securities and Exchange Commission. The Codification reorganized the literature and changed the naming mechanism by which topics are referenced. ASC 105 was effective for Main Street during its interim period ended September 30, 2009. As required, references to pre-codification accounting literature have been changed throughout this quarterly report on Form 10-Q to appropriately reference the Codification. The Company’s accounting policies and amounts presented in the financial statements were not impacted by this change.
NOTE C — FAIR VALUE HIERARCHY FOR INVESTMENTS
     In connection with valuing portfolio investments, marketable securities and idle funds investments, Main Street adopted the provisions of ASC 820 in the first quarter of 2008. ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. Main Street accounts for these investments at fair value.
     Fair Value Hierarchy
     In accordance with ASC 820, Main Street has categorized its portfolio investments, marketable securities and idle funds investments based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical investments (Level 1) and the lowest priority to unobservable inputs (Level 3).
     Portfolio investments, marketable securities and idle funds investments, recorded on Main Street’s balance sheet are categorized based on the inputs to the valuation techniques as follows:
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

     As required by ASC 820, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, gains and losses for such investments categorized within the Level 3 table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Main Street conducts reviews of fair value hierarchy classifications on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain investments.
     As of September 30, 2009 and December 31, 2008, all of Main Street’s marketable securities and idle funds investments consisted primarily of investments in secured debt investments, certificates of deposit, and diversified bond funds. The fair value determination for these investments primarily consisted of observable inputs. As a result, all of Main Street’s marketable securities and idle funds investments were categorized as Level 1 as of September 30, 2009 and December 31, 2008, with a fair value of $39,912,232 and $4,389,795, respectively.
     As of September 30, 2009, all of Main Street’s portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s portfolio investments were categorized as Level 3. The fair value determination of each portfolio investment required one or more of the following unobservable inputs:
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
     The following table provides a summary of changes in fair value of Main Street’s Level 3 portfolio investments for the nine months ended September 30, 2009:

					Net	Net
					Changes from	Unrealized
Type of	December 31, 2008	Accretion of	Redemptions /	New	Unrealized	Appreciation	September 30, 2009
Investment	Fair Value	Unearned Income	Repayments (1)	Investments (1)	to Realized	(Depreciation)	Fair Value
Debt	$81,751,043	$453,545	$(9,190,489)	$15,070,907	$(183,105)	$(4,642,527)	$83,259,374
Equity	22,735,146	—	(132,480)	3,989,278	(365,853)	3,645,687	29,871,778
Equity warrants	5,845,000	—	(109,510)	1,642,611	(428,000)	3,377,470	10,327,571
Investment Manager	16,675,626	—	—	—	—	(334,920)	16,340,706

	$127,006,815	$453,545	$(9,432,479)	$20,702,796	$(976,958)	$2,045,710	$139,799,429

(1)	Includes the impact of non-cash conversions

Core Portfolio Investments
     Main Street’s core portfolio investments principally consist of secured debt, equity warrants and direct equity investments in privately held companies. The core debt investments are secured by either a first or second lien on the assets of the portfolio company, generally bear interest at fixed rates, and generally mature between five and seven years from the original investment. In most portfolio companies, Main Street also receives nominally priced equity warrants and/or makes direct equity investments, usually in connection with a debt investment.
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
     Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including repayment of a debt investment or sale of an equity interest. Revenue recognition in any given year could be highly concentrated among several portfolio companies. For the nine months ended September 30, 2009, Main Street did not record investment income from any portfolio company in excess of 10% of total investment income. For the nine months ended September 30, 2008, Main Street recorded investment income from one portfolio company in excess of 10% of total investment income. The investment income from that portfolio company represented approximately 23% of the total investment income for the period, principally related to high levels of dividend income and transaction and structuring fees on the new investment in such company.
     As of September 30, 2009, Main Street had debt and equity investments in 36 core portfolio companies with an aggregate fair value of $123,458,723 and a weighted average effective yield on its debt investments of approximately 14.0%. Approximately 81% of Main Street’s total core portfolio investments at cost were in the form of debt investments and 92% of such debt investments at cost were secured by first priority liens on the assets of Main Street’s portfolio companies as of September 30, 2009. At September 30, 2009, Main Street had equity ownership in approximately 92% of its core portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 24%. As of December 31, 2008, Main Street had debt and equity investments in 31 core portfolio companies with an aggregate fair value of $110,331,189 and a weighted average effective yield on its debt investments of approximately 14.0%. The weighted average yields were computed using the effective interest rates for all debt investments at September 30, 2009 and December 31, 2008, including amortization of deferred debt origination fees and accretion of original issue discount but excluding any debt investments on non-accrual status.
     Summaries of the composition of Main Street’s core investment portfolio at cost and fair value as a percentage of total core portfolio investments are shown in the following table:

Cost:	September 30, 2009	December 31, 2008
First lien debt	73.8%	76.2%
Equity	13.7%	11.0%
Second lien debt	6.8%	7.4%
Equity warrants	5.7%	5.4%

	100.0%	100.0%

Fair Value:	September 30, 2009	December 31, 2008
First lien debt	61.0%	67.0%
Equity	19.8%	15.7%
Equity warrants	12.7%	10.2%
Second lien debt	6.5%	7.1%

	100.0%	100.0%

     The following table shows the core portfolio composition by geographic region of the United States at cost and fair value as a percentage of total core portfolio investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	September 30, 2009	December 31, 2008
Southwest	49.7%	50.2%
West	30.9%	36.3%
Southeast	7.7%	5.1%
Midwest	6.8%	4.7%
Northeast	4.9%	3.7%

	100.0%	100.0%

Fair Value:	September 30, 2009	December 31, 2008
Southwest	56.4%	56.0%
West	27.5%	31.1%
Midwest	6.5%	5.1%
Northeast	5.5%	3.7%
Southeast	4.1%	4.1%

	100.0%	100.0%

     Main Street’s core portfolio investments are generally in lower middle-market companies conducting business in a variety of industries. Set forth below are tables showing the composition of Main Street’s core portfolio investments by industry at cost and fair value as of September 30, 2009 and December 31, 2008:

Cost:	September 30, 2009	December 31, 2008
Industrial equipment	10.7%	12.0%
Professional services	9.9%	4.1%
Precast concrete manufacturing	9.6%	11.3%
Custom wood products	8.6%	9.3%
Electronics manufacturing	6.8%	7.6%
Retail	6.7%	6.5%
Transportation/Logistics	6.5%	6.6%
Agricultural services	6.3%	8.3%
Restaurant	5.5%	6.1%
Industrial services	4.7%	0.5%
Mining and minerals	4.3%	4.8%
Manufacturing	4.0%	4.7%
Health care products	3.9%	5.8%
Health care services	3.8%	4.2%
Metal fabrication	2.5%	3.4%
Equipment rental	2.2%	2.1%
Governmental services	1.6%	0.0%
Infrastructure products	1.5%	1.7%
Information services	0.8%	0.9%
Distribution	0.1%	0.1%

	100.0%	100.0%

Fair Value:	September 30, 2009	December 31, 2008
Precast concrete manufacturing	11.8%	13.7%
Professional services	10.3%	5.4%
Health care services	8.1%	6.1%
Agricultural services	8.0%	8.1%
Industrial services	6.8%	2.8%
Transportation/Logistics	6.7%	6.5%
Retail	6.6%	7.0%
Electronics manufacturing	6.4%	7.7%
Restaurant	6.3%	6.7%
Industrial equipment	6.1%	10.2%
Custom wood products	5.3%	6.8%
Metal fabrication	4.7%	4.3%
Health care products	3.9%	5.8%
Manufacturing	3.8%	5.1%
Equipment rental	2.2%	2.0%
Governmental services	1.8%	0.0%
Information services	0.6%	0.9%
Infrastructure products	0.3%	0.5%
Distribution	0.3%	0.4%

	100.0%	100.0%

     At September 30, 2009, Main Street had one investment that was greater than 10% of its total core investment portfolio at fair value. That investment represented approximately 12% of the core portfolio at fair value. At December 31, 2008, Main Street had one investment that was greater than 10% of its total core investment portfolio at fair value. That investment represented approximately 14% of the core portfolio at fair value at December 31, 2008. For the three months ended September 30, 2009, Main Street received a $0.9 million special, non-recurring dividend on a portfolio company investment.
NOTE D — WHOLLY OWNED INVESTMENT MANAGER
     As part of the Formation Transactions, the Investment Manager became a wholly owned subsidiary of MSCC. However, the Investment Manager is accounted for as a portfolio investment, since the Investment Manager is not an investment company and since it conducts a significant portion of its investment management activities for Main Street Capital II, LP (“MSC II”), a separate small business investment company (“SBIC”) fund, which is not part of MSCC or one of its subsidiaries. The Investment Manager receives recurring investment management fees from MSC II pursuant to a separate investment advisory agreement, paid quarterly, which currently total $3.3 million per year, and the Investment Manager also receives other consulting or advisory fees from third parties (the “External Services”). The portfolio investment in the Investment Manager is accounted for using fair value accounting, with the fair value determined by Main Street and approved, in good faith, by Main Street’s Board of Directors, based on the same valuation methodologies applied to determine the original $18 million valuation. The valuation for the Investment Manager is based on the total estimated present value of the net cash flows received for the External Services, over the estimated dollar averaged life of the related investment advisory or consulting contract, and is also based on comparable public market transactions. The net cash flows utilized in the valuation of the Investment Manager exclude any revenues and expenses from MSCC and its subsidiaries, but include the External Services, and are reduced by an estimated allocation of costs related to providing services to MSC II and other third parties. Any change in fair value of the Investment Manager investment is recognized on Main Street’s statement of operations as “Unrealized appreciation (depreciation) in Investment in affiliated Investment Manager,” with a corresponding increase (in the case of appreciation) or decrease (in the case of depreciation) to “Investment in affiliated Investment Manager” on Main Street’s balance sheet. Main Street believes that the valuation for the Investment Manager will generally decrease over the life of the investment advisory and consulting contracts with MSC II and other third parties, absent obtaining additional recurring cash flows from performing the External Services for other external investment entities or other third parties.
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
     Pursuant to the support services agreement with MSCC, the Investment Manager is reimbursed by MSCC for its excess cash expenses associated with providing investment management and other services to MSCC and its subsidiaries, as well as MSC II and other third parties. Each quarter, as part of the support services agreement, MSCC makes payments to cover all cash expenses incurred by the Investment Manager, less the External Services fees that the Investment Manager receives from MSC II and other third parties pursuant to long-term investment advisory agreements and consulting agreements. For the nine months ended September 30, 2009 and 2008, the expenses reimbursed by MSCC to the Investment Manager were $306,175 and $719,777, respectively.
     In its separate stand alone financial statements as summarized below, the Investment Manager recognized an $18 million intangible asset related to the investment advisory agreement with MSC II and consistent with Staff Accounting Bulletin No. 54, Application of “Pushdown” Basis of Accounting in Financial Statements of Subsidiaries Acquired by Purchase (“SAB 54”). Under SAB 54, push-down accounting is required in “purchase transactions that result in an entity becoming substantially wholly owned.” In this case, MSCC acquired 100% of the equity interests in the Investment Manager. Because the $18 million value attributed to MSCC’s investment in the Investment Manager was derived from the long-term, recurring management fees under the investment advisory agreement with MSC II, the same methodology used to determine the $18 million valuation of the Investment Manager was utilized to establish the push-down accounting basis for the intangible asset. The intangible asset is being amortized over the estimated economic life of the investment advisory agreement with MSC II. For the nine months ended September 30, 2009 and 2008, the Investment Manager recognized $767,694 and $872,931 in amortization expense associated with the intangible asset. Amortization expense is not included in the expenses reimbursed by MSCC to the Investment Manager based upon the support services agreement since it is non-cash in nature.
     Summarized financial information from the separate financial statements of the Investment Manager is as follows:

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash	$17,385	$20,772
Accounts receivable	30,794	17,990
Accounts receivable — MSCC	212,349	302,633

Intangible asset (net of accumulated amortization of $1,941,901 and $1,174,207 as of September 30, 2009 and December 31, 2008, respectively)	16,058,099	16,825,793
Deposits and other	77,428	103,392

Total assets	$16,396,055	$17,270,580

LIABILITIES
Accounts payable and accrued liabilities	$482,529	$589,360
Equity	15,913,526	16,681,220

Total liabilities and equity	$16,396,055	$17,270,580

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Management fee income from MSC II	$831,300	$831,300	$2,493,900	$2,493,900
Other management advisory and consulting fees	116,187	3,000	230,312	3,000

Total income	947,487	834,300	2,724,212	2,496,900

Salaries, benefits and other personnel costs	(1,040,928)	(941,279)	(2,510,736)	(2,626,201)
Occupancy expense	(86,982)	(45,134)	(263,304)	(132,297)
Professional expenses	(9,495)	(19,408)	(22,127)	(24,607)
Amortization expense — intangible asset	(261,431)	(296,052)	(767,694)	(872,931)
Other	(36,319)	(103,518)	(234,220)	(433,572)
Expense reimbursement from MSCC	226,237	275,039	306,175	719,777

Total net expenses	(1,208,918)	(1,130,352)	(3,491,906)	(3,369,831)

Net income (loss)	$(261,431)	$(296,052)	$(767,694)	$(872,931)

NOTE E — SBIC DEBENTURES
     SBIC debentures payable at September 30, 2009 and December 31, 2008 were $55 million. SBIC debentures provide for interest to be paid semi-annually, with principal due at the applicable 10-year maturity date. The weighted average interest rate as of September 30, 2009 and December 31, 2008 was 5.78%. The first principal maturity due under the existing SBIC debentures is in 2013, and the weighted average duration is approximately 5.7 years. The Fund is subject to regular compliance examinations by the Small Business Administration. There have been no historical findings resulting from these examinations.
NOTE F — INVESTMENT AND TREASURY CREDIT FACILITIES
     On October 24, 2008, Main Street entered into a $30 million, three-year investment credit facility (the “Investment Facility”) with Branch Banking and Trust Company (“BB&T”) and Compass Bank, as lenders, and BB&T, as administrative agent for the lenders. The purpose of the Investment Facility is to provide additional liquidity in support of future investment and operational activities. The Investment Facility allows for an increase in the total size of the facility up to $75 million, subject to certain conditions, and has a maturity date of October 24, 2011. Borrowings under the Investment Facility bear interest, subject to Main Street’s election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.75% or (ii) the applicable base rate plus 0.75%. Main Street pays unused commitment fees of 0.375% per annum on the average unused lender commitments under the Investment Facility. The Investment Facility is secured by certain assets of MSCC, MSEI and the Investment Manager. The Investment Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum liquidity of not less than 10% of the aggregate principal amount outstanding, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum tangible net worth. At September 30, 2009, Main Street had no borrowings outstanding under the Investment Facility, and Main Street was in compliance with all covenants of the Investment Facility.
     On December 31, 2007, Main Street entered into a treasury-based credit facility (the “Treasury Facility”) among Main Street, Wachovia Bank, National Association and BB&T, as administrative agent for the lenders. The purpose of the Treasury Facility was to provide flexibility in the sizing of portfolio investments and to facilitate the growth of Main Street’s investment portfolio. However, due to the maturation of Main Street’s investment portfolio and the additional flexibility provided by the Investment Facility, Main Street unilaterally terminated the Treasury Facility on July 10, 2009 in order to eliminate the unused commitment fees that would have been paid under this facility over its remaining term.

NOTE G — FINANCIAL HIGHLIGHTS

	Nine Months Ended September 30,
Per Share Data:	2009	2008
Net asset value at beginning of period	$12.20	$12.85

Net investment income (1)	0.69	0.84
Net realized gains (1) (2)	0.15	0.56
Net change in unrealized appreciation (depreciation) on investments (1) (2)	0.13	(0.51)
Income tax (provision) benefit (1) (2)	0.08	0.26

Net increase in net assets resulting from operations (1)	1.05	1.15
Net decrease in net assets from dividends to stockholders	(1.13)	(1.05)
Net decrease in net assets from dividends declared as of September 30, 2008 for the October 15, 2008 monthly dividend	—	(0.13)
Other (3)	(0.11)	(0.33)

Net asset value at September 30, 2009 and 2008	$12.01	$12.49

Market value at September 30, 2009 and 2008	$14.23	$11.55
Shares outstanding at September 30, 2009 and 2008	10,749,640	9,241,183

(1)	Based on weighted average number of common shares outstanding for the period.

(2)	Net realized gains, net change in unrealized appreciation or depreciation, and income taxes can fluctuate significantly from period to period.

(3)	Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

	Nine Months
	Ended September 30,
	2009	2008
Net assets at end of period	$129,062,825	$115,417,819
Average net assets	118,259,377	115,632,576
Average outstanding debt	55,000,000	55,000,000
Ratio of total expenses, excluding interest expense, to average net assets (1)	1.81%	1.99%
Ratio of total expenses to average net assets (1)	4.20%	4.36%
Ratio of net investment income to average net assets (1)	5.69%	6.59%
Total return based on change in net asset value (2)	9.17%	9.46%

(1)	Not annualized.

(2)	Total return based on change in net asset value was calculated using the sum of ending net asset value plus distributions to stockholders during the period less equity issuances during the period, as divided by the beginning net asset value.
NOTE H — DIVIDEND, DISTRIBUTIONS AND TAXABLE INCOME
     In September 2008, Main Street announced that it would begin making dividend payments on a monthly, as opposed to a quarterly, basis beginning in October 2008. Main Street paid monthly dividends of $0.125 per share for each month beginning January 2009 through September 2009, totaling $10.8 million, or $1.13 per share for the period. For the nine months ended September 30, 2008, Main Street’s Board of Directors declared dividends of approximately $10.6 million or $1.18 per common share for the period.

     The determination of the tax attributes for Main Street’s distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year. Main Street’s estimates that the tax attributes of its distributions year-to-date as of September 30, 2009 consist substantially of ordinary income. There can be no assurance that this estimate is representative of the final tax attributes of Main Street’s 2009 distributions to its stockholders. Ordinary dividend distributions from a RIC do not qualify for the 15% maximum tax rate on dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations (which Main Street did not receive during the year-to-date period of 2009).
     MSCC has elected to be treated for federal income tax purposes as a RIC. As a RIC, MSCC generally will not pay corporate-level federal income taxes on any net ordinary income or capital gains that MSCC distributes to its stockholders as dividends. MSCC must generally distribute at least 90% of its investment company taxable income to qualify for pass-through tax treatment and maintain its RIC status. As part of maintaining RIC status, undistributed taxable income (subject to a 4% excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared prior to the filing of the federal income tax return for the prior year.
     One of MSCC’s wholly owned subsidiaries, MSEI, is a taxable entity which holds certain core portfolio investments for Main Street. MSEI is consolidated with Main Street for financial reporting purposes, and the core portfolio investments held by MSEI are included in Main Street’s consolidated financial statements. The principal purpose of MSEI is to permit Main Street to hold equity investments in portfolio companies which are “pass through” entities for tax purposes in order to comply with the “source income” requirements contained in the RIC tax provisions of the Code. MSEI is not consolidated with Main Street for income tax purposes and may generate income tax expense or income tax benefit as a result of its ownership of various core portfolio investments. This income tax expense or benefit, if any, is reflected in Main Street’s Consolidated Statement of Operations. For the three months ended September 30, 2009, Main Street recognized an income tax benefit of $1,372,451 primarily consisting of deferred tax benefits related to net unrealized depreciation on certain portfolio investments held by MSEI.
     Listed below is a reconciliation of “Net Increase (Decrease) in Net Assets Resulting from Operations” to taxable income and also to total distributions declared to common stockholders for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008
	(estimated)
Net increase in net assets resulting from operations	$10,308,481	$10,364,435
Share-based compensation expense	767,218	315,726
Net change in unrealized (appreciation) depreciation on investments	(1,311,636)	4,584,033
Income tax provision (benefit)	(789,564)	(2,297,265)
Pre-tax book income of taxable subsidiary, MSEI, not consolidated for tax purposes	(715,378)	(1,140,575)
Book income and tax income differences, including debt origination, structuring fees and realized gains	267,430	1,398,661

Taxable income	8,526,551	13,225,015
Taxable income earned in prior year and carried forward for distribution in current year	3,129,725	1,481,131
Taxable income earned in current period and carried forward for distribution	(620,571)	(4,080,868)

Total distributions to common stockholders	$11,035,705	$10,625,278

NOTE I — DIVIDEND REINVESTMENT PLAN (“DRIP”)
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

     For the nine months ended September 30, 2009, $4.0 million of the total $10.8 million in dividends paid to stockholders represented DRIP participation. During this period, Main Street satisfied the DRIP participation requirements with the purchase of 169,742 shares of common stock in the open market and the issuance of 178,780 new shares. For the nine months ended September 30, 2008, $3.7 million of the total $9.5 million in dividends paid to stockholders represented DRIP participation. Main Street satisfied the DRIP participation requirements with the purchase of 251,642 shares of common stock in the open market and the issuance of 15,820 new shares. The shares disclosed above relate only to Main Street’s DRIP and exclude any activity related to broker-managed dividend reinvestment plans.
NOTE J — SHARE-BASED COMPENSATION
     Main Street accounts for its share-based compensation plans using the fair value method, as prescribed by ASC 718, Compensation — Stock Compensation. Accordingly, for restricted stock awards, Main Street measured the grant date fair value based upon the market price of its common stock on the date of the grant and will amortize this fair value to share-based compensation expense over the requisite service period or vesting term.
     On July 1, 2009, Main Street’s Board of Directors approved the issuance of 99,312 shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2008 Equity Incentive Plan. These shares will vest over a four-year period from the grant date and will be expensed over the four-year service period starting on the grant date. On July 1, 2008, Main Street’s Board of Directors approved the issuance of 245,645 shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2008 Equity Incentive Plan. These shares are vesting over a four-year period from the grant date and are being expensed over the four-year service period starting on the grant date.
     On July 1, 2009, a total of 8,512 shares of restricted stock was issued to Main Street’s independent directors pursuant to the Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan. These shares will vest on the day immediately preceding Main Street’s next annual meeting of stockholders and will be expensed over a one-year service period starting on the grant date. On July 1, 2008, a total of 20,000 shares of restricted stock was issued to Main Street’s independent directors pursuant to the Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan. One-half of those shares vested immediately on the grant date, and the remaining half vested on the day immediately preceding the June 2009 annual meeting of stockholders. As a result, 50% of those shares were expensed during July 2008, and the remaining 50% were expensed over a one-year service period starting on the grant date and ending in June 2009.
     For the nine months ended September 30, 2009, Main Street recognized total share-based compensation expense of $767,218 related to the restricted stock issued to Main Street employees and Main Street’s independent directors.
     As of September 30, 2009, there was $3,429,387 of total unrecognized compensation cost related to Main Street’s non-vested restricted shares. This cost is expected to be recognized over a weighted-average period of approximately 3.2 years.
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
NOTE L — EARNINGS PER SHARE
     On January 1, 2009, Main Street adopted the provisions of ASC 260-10-45-61A within ASC 260, Earnings Per Share. Main Street includes performance-based restricted stock in its calculation of basic and diluted earnings per share when it believes it is probable the performance criteria will be met and the forfeiture provisions have not lapsed.
NOTE M — COMMITMENTS
     At September 30, 2009, Main Street had two outstanding commitments to fund unused revolving loans for up to $900,000 in total.

NOTE N — SUPPLEMENTAL CASH FLOW DISCLOSURES
     Listed below are supplemental cash flow disclosures for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008
Interest paid	$3,323,852	$3,267,981
Taxes paid	$378,560	$312,751
Non-cash financing activities:
Shares issued pursuant to the DRIP	$2,345,116	$213,728
NOTE O — RELATED PARTY TRANSACTIONS
     We co-invested with MSC II in several existing core portfolio investments prior to the IPO, but did not co-invest with MSC II subsequent to the IPO and prior to June 2008. In June 2008, we received exemptive relief from the SEC to allow us to resume co-investing with MSC II in accordance with the terms of such exemptive relief. MSC II is managed by the Investment Manager, and the Investment Manager is wholly owned by MSCC. MSC II is an SBIC fund with similar investment objectives to Main Street and which began its investment operations in January 2006. The co-investments among Main Street and MSC II had all been made at the same time and on the same terms and conditions. The co-investments were also made in accordance with the Investment Manager’s conflicts policy and in accordance with the applicable SBIC conflict of interest regulations.
     As discussed further in Note D to the accompanying consolidated financial statements, subsequent to the completion of the Formation Transactions, the Investment Manager is a wholly owned portfolio company of Main Street. At September 30, 2009 and December 31, 2008, the Investment Manager had a receivable of $212,349 and $302,633, respectively, with MSCC related to cash expenses incurred by the Investment Manager required to support Main Street’s business.
NOTE P — SUBSEQUENT EVENTS
     On September 23, 2009, Main Street commenced a formal offer to exchange (the “Offer”) shares of its common stock for at least a majority of the limited partner interests in MSC II. MSC II is an independently owned investment fund that operates as an SBIC and commenced operations in January 2006. MSC II has access to long-term, low-cost leverage through its participation in the SBIC program. MSC II is managed by Main Street pursuant a separate investment advisory services agreement. The Offer is only being made for MSC II limited partner interests that are not owned by “affiliates” of Main Street, including any officers or directors of Main Street. As part of the transactions related to the Offer, it is contemplated that the general partner of MSC II will also be assumed by Main Street for no consideration. The Offer is subject to various conditions and approvals, including but not limited to approval by the U.S. Small Business Administration (“SBA”). The initial offer period expired on October 23, 2009 and approximately 78% of the total dollar value of the MSC II limited partner interests had made an election to participate in the Offer during the initial offer period. Since the required approval from SBA had not been received at the end of the initial offer period and certain other conditions had not been satisfied, the Offer was extended for an additional 30-day period to end on November 23, 2009. The maximum number shares of Main Street common stock that may be issued pursuant to the Offer would total approximately 1.3 million shares. Owning a majority of MSC II will provide Main Street with access to additional long-term leverage capacity through the SBIC program, and Main Street currently projects that consummation of the Offer will be accretive to its calendar year 2010 distributable net investment income per share.
     During October 2009, Main Street sold its portfolio investment in Universal Scaffolding & Equipment, LLC (“Universal”), which was on non-accrual status as of September 30, 2009. Main Street had recorded unrealized depreciation as of September 30, 2009 on its Universal investment equal to the $4.3 million loss it will realize on the sale in the fourth quarter of 2009.
     Main Street has performed an evaluation of subsequent events through November 6, 2009, which is the date the financial statements were issued.

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
OVERVIEW
     We are a principal investment firm focused on providing customized debt and equity financing to lower middle-market companies, which we generally define as companies with annual revenues between $10 million and $100 million that operate in diverse industries. We invest primarily in secured debt instruments, equity investments, warrants and other securities of lower middle-market companies based in the United States. Our principal investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. Our core portfolio investments generally range in size from $2 million to $15 million.
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
     The level of new portfolio investment activity will fluctuate from period to period based upon our view of the current economic fundamentals, our ability to identify new investment opportunities that meet our investment criteria, and our ability to consummate identified opportunities. The level of new investment activity, and associated interest and fee income, will directly impact future investment income. In addition, the level of dividends paid by portfolio companies and the portion of our portfolio debt investments on non-accrual status will directly impact future investment income. While we intend to grow our portfolio and our investment income over the long-term, our growth and our operating results may be more limited during depressed economic periods. However, we intend to appropriately manage our cost structure and liquidity position based on applicable economic conditions and our investment outlook. The level of realized gains or losses and unrealized appreciation or depreciation will also fluctuate depending upon portfolio activity and the performance of our individual portfolio companies. The changes in realized gains and losses and unrealized appreciation or depreciation could have a material impact on our operating results.
     During 2008, we paid approximately $1.425 per share in dividends. Through the first nine months of 2009, we paid monthly dividends totaling $1.125 per share. In September 2009, we declared monthly dividends for the fourth quarter of 2009 totaling $0.375 per share. Including the dividends declared for the fourth quarter of 2009, we will have paid approximately $3.26 per share in cumulative dividends since our October 2007 initial public offering. For tax purposes, the monthly dividend paid in January 2009 was applied against the 2008 taxable income distribution requirements since it was declared and accrued prior to December 31, 2008. Excluding the impact for the tax treatment of the January 2009 dividend, we estimate that we generated undistributed taxable income (or “spillover income”) of approximately $4 million, or $0.43 per share, during 2008 that was carried forward toward distributions paid in 2009. For the 2009 calendar year, we will have paid dividends of $1.50 per share representing an increase of 5.3% over the total dividends per share paid during calendar year 2008.
     During June 2009, Main Street completed a follow-on public stock offering consisting of the sale of 1,437,500 shares of common stock, including the underwriters’ exercise of the over-allotment option, resulting in total net proceeds of approximately $16.2 million, after deducting underwriters’ commissions and offering costs.
     At September 30, 2009, we had $48.1 million in cash and cash equivalents, marketable securities, and idle funds investments. During October 2008, we closed a $30 million multi-year investment line of credit. Due to our existing cash, cash equivalents, marketable securities and idle fund investments, and available leverage, we expect to have sufficient cash resources to support our investment and operational activities for the remainder of 2009 and through most of calendar year 2010. However, this projection will be impacted by, among other things, the pace of new and follow-on investments, debt repayments and investment redemptions, the level of cash flow from operations and cash flow from realized gains, and the level of dividends we pay in cash.
     The American Recovery and Reinvestment Act of 2009 enacted in February 2009 (the “Stimulus Bill”) contains several provisions applicable to SBIC funds, including the Fund, our wholly owned subsidiary. One of the key SBIC-related provisions included in the Stimulus Bill increased the maximum amount of combined SBIC leverage (or SBIC leverage cap) to $225 million for affiliated SBIC funds. The prior maximum amount of SBIC leverage available to affiliated SBIC funds was approximately $137 million, as adjusted annually based upon changes in the Consumer Price Index. Due to the increase in the maximum amount of SBIC leverage available to affiliated SBIC funds, we now have access to incremental SBIC leverage to support our future investment activities. Since the increase in the SBIC leverage cap applies to affiliated SBIC funds, we will allocate such increased borrowing capacity between the Fund and Main Street Capital II, LP (“MSC II”), an independently owned SBIC that is managed by the Investment Manager and therefore deemed to be affiliated for SBIC regulatory purposes. For more discussion of MSC II, please refer below to the section titled “MSC II Exchange Offer”. Exclusive of the SBIC leverage available to MSC II, we estimate that we have access to at least $65 million of the additional SBIC leverage from the Stimulus Bill subject to the required capitalization of the Fund.
     In our view, the SBIC leverage, including the increased capacity, remains a strategic advantage due to its long-term, flexible structure and a low fixed cost. The SBIC leverage also provides proper matching of duration and cost compared with our core portfolio investments. The weighted average duration of our core portfolio debt investments is approximately 3.1 years compared to a weighted average duration of 5.7 years for our SBIC leverage. Approximately 87% of core portfolio debt investments bear interest at fixed rates which is also appropriately matched by the long-term, low cost fixed rates available through our SBIC leverage. In addition, we believe the embedded value of our SBIC leverage would be significant if we adopted the fair value option provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification” or “ASC”) 825, Financial Instruments, relating to accounting for debt obligations at their fair value.
MSC II Exchange Offer
     On September 23, 2009, we commenced a formal offer to exchange (the “Offer”) shares of our common stock for at least a majority of the limited partner interests in MSC II. MSC II is an independently owned investment fund that operates as an SBIC and commenced operations in January 2006. MSC II has access to long-term, low-cost leverage through its participation in the SBIC program and is managed by the Investment Manager. The Offer is only being made for MSC II limited partner interests that are not owned by “affiliates” of Main Street, including any officers or directors of Main Street. Pursuant to the terms of the Offer, it is contemplated that the general partner of MSC II will also be assumed by us for no consideration. The Offer is subject to various conditions and approvals, including but not limited to approval by the U.S. Small Business Administration (“SBA”). The initial offer period expired on October 23, 2009 and approximately 78% of the total dollar value of the MSC II limited partner interests had made an election to participate in the Offer during the initial offer period. Since the required approval from SBA had not been received at the end of the initial offer period and certain other conditions had not been satisfied, the Offer was extended for an additional 30-day period to end on November 23, 2009. The maximum number of shares of Main Street common stock that may be issued pursuant to the Offer would total approximately 1.3 million shares. Owning a majority of MSC II will provide us with access to additional long-term leverage capacity through the SBIC program, and we currently project that consummation of the Offer will be accretive to our calendar year 2010 distributable net investment income per share.
CRITICAL ACCOUNTING POLICIES
Basis of Presentation
     Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). For the three and nine months ended September 30, 2009 and 2008, the consolidated financial statements of Main Street include the accounts of MSCC, the Fund, MSEI and the General Partner. The Investment Manager is accounted for as a portfolio investment. “Marketable securities and idle funds investments” are classified as financial instruments and are reported separately on our Consolidated Balance Sheets and Consolidated Schedule of Investments due to the nature of such investments. To allow for more relevant disclosure of our “core” investment portfolio, “core” portfolio investments, as used herein, refers to all of our portfolio investments excluding the Investment Manager and “Marketable securities and idle funds investments.” Main Street’s results of operations for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008, and financial positions as of September 30, 2009 and December 31, 2008 are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its subsidiaries have been eliminated in consolidation.
     The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of our management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2008. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
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
Portfolio Investment Valuation
     The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of our portfolio investments and the related amounts of unrealized appreciation and depreciation. As of September 30, 2009 and December 31, 2008, approximately 73% and 74%, respectively, of our total assets represented investments in portfolio companies valued at fair value (including the investment in the Investment Manager). We are required to report our investments at fair value. We adopted the provisions of ASC 820, Fair Value Measurements and Disclosures in the first quarter of 2008. ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

     Our core business plan calls for us to invest primarily in illiquid securities issued by private companies. These core portfolio investments may be subject to restrictions on resale and will generally have no established trading market. As a result, we determine in good faith the fair value of our portfolio investments pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by our Board of Directors and in accordance with the 1940 Act. We review external events, including private mergers, sales and acquisitions involving comparable companies, and include these events in the valuation process. Our valuation policy and process are intended to provide a consistent basis for determining the fair value of the portfolio.
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
     For valuation purposes, non-control investments are composed of debt and equity securities for which we do not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company’s board of directors. Market quotations for our non-control investments are generally not readily available. For our non-control investments, we use a combination of the market and income approaches to value our equity investments and the income approach to value our debt instruments. For non-control debt investments, we determine the fair value primarily using a yield approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Our estimate of the expected repayment date of a debt security is generally the legal maturity date of the instrument, as we generally intend to hold our loans to maturity. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. We will use the value determined by the yield analysis as the fair value for that security; however, because of our general intent to hold our loans to maturity, the fair value will not exceed the face amount of the debt security. A change in the assumptions that we use to estimate the fair value of our debt securities using the yield analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or a debt security is in workout status, we may consider other factors in determining the fair value of a debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis.
     Due to the inherent uncertainty in the valuation process, our estimate of fair value may differ materially from the values that would have been used had a ready market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. We determine the fair value of each individual investment and record changes in fair value as unrealized appreciation or depreciation.
Revenue Recognition
Interest and Dividend Income
     We record interest and dividend income on the accrual basis to the extent amounts are expected to be collected. Dividend income is recorded as dividends are declared or at the point an obligation exists for the portfolio company to make a distribution. In accordance with our valuation policy, we evaluate accrued interest and dividend income periodically for collectability. When a loan or debt security becomes 90 days or more past due, and if we otherwise do not expect the debtor to be able to service all of its debt or other obligations, we will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding ability to service the debt or other obligations, or if a loan or debt security is fully impaired, sold or written off, we will remove it from non-accrual status.

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
Payment-in-Kind (“PIK”) Interest
     While not significant to our total core debt investment portfolio, we currently hold several loans in our core portfolio that contain PIK interest provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain regulated investment company (“RIC”) tax treatment (as discussed below), this non-cash source of income will need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest in cash. We will stop accruing PIK interest and write off any accrued and uncollected interest when it is determined that PIK interest is no longer collectible.
Share-Based Compensation
     We account for our share-based compensation plans using the fair value method, as prescribed by ASC 718, Compensation — Stock Compensation. Accordingly, for restricted stock awards, we measured the grant date fair value based upon the market price of our common stock on the date of the grant and will amortize this fair value to share-based compensation expense over the requisite service period or vesting term.
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
     MSCC’s wholly owned subsidiary, MSEI, is a taxable entity which holds certain of our core portfolio investments. MSEI is consolidated for U.S. GAAP reporting purposes, and the core portfolio investments held by MSEI are included in our consolidated financial statements. The principal purpose of MSEI is to permit us to hold equity investments in portfolio companies which are “pass through” entities for tax purposes in order to comply with the “source income” requirements contained in the RIC tax provisions. MSEI is not consolidated with Main Street for income tax purposes and may generate income tax expense or income tax benefit as a result of MSEI’s ownership of certain core portfolio investments. This income tax expense or benefit, if any, is reflected in our consolidated statement of operations.
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
CORE PORTFOLIO COMPOSITION
     Core portfolio investments principally consist of secured debt, equity warrants and direct equity investments in privately held companies. The core debt investments are secured by either a first or second lien on the assets of the portfolio company, generally bear interest at fixed rates, and generally mature between five and seven years from the original investment. In most portfolio companies, we also receive nominally priced equity warrants and/or make direct equity investments, usually in connection with a debt investment.
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
     Summaries of the composition of our core investment portfolio at cost and fair value as a percentage of total core portfolio investments are shown in the following table:

Cost:	September 30, 2009	December 31, 2008
First lien debt	73.8%	76.2%
Equity	13.7%	11.0%
Second lien debt	6.8%	7.4%
Equity warrants	5.7%	5.4%

	100.0%	100.0%

Fair Value:	September 30, 2009	December 31, 2008
First lien debt	61.0%	67.0%
Equity	19.8%	15.7%
Equity warrants	12.7%	10.2%
Second lien debt	6.5%	7.1%

	100.0%	100.0%

     The following table shows the core portfolio composition by geographic region of the United States at cost and fair value as a percentage of total core portfolio investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company:

Cost:	September 30, 2009	December 31, 2008
Southwest	49.7%	50.2%
West	30.9%	36.3%
Southeast	7.7%	5.1%
Midwest	6.8%	4.7%
Northeast	4.9%	3.7%

	100.0%	100.0%

Fair Value:	September 30, 2009	December 31, 2008
Southwest	56.4%	56.0%
West	27.5%	31.1%
Midwest	6.5%	5.1%
Northeast	5.5%	3.7%
Southeast	4.1%	4.1%

	100.0%	100.0%

     Main Street’s core portfolio investments are generally in lower middle-market companies conducting business in a variety of industries. Set forth below are tables showing the composition of Main Street’s core portfolio by industry at cost and fair value as of September 30, 2009 and December 31, 2008:

Cost:	September 30, 2009	December 31, 2008
Industrial equipment	10.7%	12.0%
Professional services	9.9%	4.1%
Precast concrete manufacturing	9.6%	11.3%
Custom wood products	8.6%	9.3%
Electronics manufacturing	6.8%	7.6%
Retail	6.7%	6.5%
Transportation/Logistics	6.5%	6.6%
Agricultural services	6.3%	8.3%
Restaurant	5.5%	6.1%
Industrial services	4.7%	0.5%
Mining and minerals	4.3%	4.8%
Manufacturing	4.0%	4.7%
Health care products	3.9%	5.8%
Health care services	3.8%	4.2%
Metal fabrication	2.5%	3.4%
Equipment rental	2.2%	2.1%
Governmental services	1.6%	0.0%
Infrastructure products	1.5%	1.7%
Information services	0.8%	0.9%
Distribution	0.1%	0.1%

	100.0%	100.0%

Fair Value:	September 30, 2009	December 31, 2008
Precast concrete manufacturing	11.8%	13.7%
Professional services	10.3%	5.4%
Health care services	8.1%	6.1%
Agricultural services	8.0%	8.1%
Industrial services	6.8%	2.8%
Transportation/Logistics	6.7%	6.5%
Retail	6.6%	7.0%
Electronics manufacturing	6.4%	7.7%
Restaurant	6.3%	6.7%
Industrial equipment	6.1%	10.2%
Custom wood products	5.3%	6.8%
Metal fabrication	4.7%	4.3%
Health care products	3.9%	5.8%
Manufacturing	3.8%	5.1%
Equipment rental	2.2%	2.0%
Governmental services	1.8%	0.0%
Information services	0.6%	0.9%
Infrastructure products	0.3%	0.5%
Distribution	0.3%	0.4%

	100.0%	100.0%

     Our core portfolio investments carry a number of risks including, but not limited to: (1) investing in lower middle-market companies which may have a limited operating history and financial resources; (2) holding investments that are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment grade debt and equity investments in private, lower middle-market companies.

CORE PORTFOLIO ASSET QUALITY
     We utilize an internally developed investment rating system to rate the performance of each core portfolio company. Investment Rating 1 represents a portfolio company that is performing in a manner which significantly exceeds expectations and projections. Investment Rating 2 represents a portfolio company that, in general, is performing above expectations. Investment Rating 3 represents a portfolio company that is generally performing in accordance with expectations. Investment Rating 4 represents a portfolio company that is underperforming expectations. Investments with such a rating require increased Main Street monitoring and scrutiny. Investment Rating 5 represents a portfolio company that is significantly underperforming. Investments with such a rating require heightened levels of Main Street monitoring and scrutiny and involve the recognition of significant unrealized depreciation on such investment. All new core portfolio investments receive an initial 3 rating.
     The following table shows the distribution of our core investments on our 1 to 5 investment rating scale at fair value as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
Investment	Investments at	Percentage of	Investments at	Percentage of
Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
		(dollars in thousands)
1	$14,060	11.4%	$27,523	24.9%
2	56,420	45.7%	23,150	21.0%
3	42,009	34.0%	53,123	48.1%
4	9,753	7.9%	6,035	5.5%
5	1,217	1.0%	500	0.5%

Totals	$123,459	100.0%	$110,331	100.0%

     Based upon our investment rating system, the weighted average rating of our core portfolio as of September 30, 2009 and December 31, 2008, was approximately 2.4. As of September 30, 2009, we had three investments on non-accrual status. These investments comprised approximately 2.6% of the core investment portfolio at fair value as of September 30, 2009. As of December 31, 2008, we had one investment on non-accrual status. This investment comprised approximately 0.5% of the core investment portfolio at fair value as of December 31, 2008.
     In the event that the United States economy remains depressed, it is likely that the financial results of small- to mid-sized companies, like those in which we invest, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in defaults. In addition, the end markets for certain of our portfolio companies’ products and services have experienced negative economic trends. We are seeing reduced operating results at several portfolio companies due to the general economic difficulties. We expect the trend of reduced operating results to continue into early 2010. Consequently, we can provide no assurance that the performance of certain of our portfolio companies will not be negatively impacted by these economic or other conditions, which could also have a negative impact on our future results.

Discussion and Analysis of Results of Operations
Comparison of three months ended September 30, 2009 and 2008

	Three Months Ended September 30,		Net Change
	2009	2008	Amount	%
		(Unaudited)
		(dollars in millions)
Total investment income	$4.5	$4.4	$0.1	1%
Total expenses	(1.9)	(1.9)	—	-3%

Net investment income	2.6	2.5	0.1	4%
Total net realized gain from investments	0.2	4.3	(4.1)	-96%

Net realized income	2.8	6.8	(4.0)	-59%

Net change in unrealized appreciation (depreciation) from investments	2.9	(4.1)	7.0	NM
Income tax benefit (provision)	1.3	—	1.3	NM

Net increase in net assets resulting from operations	$7.0	$2.7	$4.3	163%

	Three Months Ended September 30,		Net Change
	2009	2008	Amount	%
		(Unaudited)
		(dollars in millions)
Net investment income	$2.6	$2.5	$0.1	4%
Share-based compensation expense	0.4	0.3	0.1	19%

Distributable net investment income (a)	3.0	2.8	0.2	5%
Total net realized gain from investments	0.2	4.3	(4.1)	-96%

Distributable net realized income (a)	$3.2	$7.1	$(3.9)	-56%

Distributable net investment income per share - Basic and diluted	$0.28	$0.31	$(0.03)	-9%

Distributable net realized income per share - Basic and diluted	$0.30	$0.78	$(0.48)	-62%

(a)	Distributable net investment income and distributable net realized income are net investment income and net realized income, respectively, as determined in accordance with U.S. generally accepted accounting principles, or GAAP, excluding the impact of share-based compensation expense which is non-cash in nature. Main Street believes presenting distributable net investment income and distributable net realized income are useful and appropriate supplemental disclosures for analyzing its financial performance since share-based compensation does not require settlement in cash. However, distributable net investment income and distributable net realized income are non-GAAP measures and should not be considered as a replacement to net investment income, net realized income, and other earnings measures presented in accordance with GAAP. Instead, distributable net investment income and distributable net realized income should be reviewed only in connection with such GAAP measures in analyzing Main Street’s financial performance. A reconciliation of net investment income and net realized income in accordance with GAAP to distributable net investment income and distributable net realized income is presented in the table above.
Investment Income
     For the three months ended September 30, 2009, total investment income was $4.5 million, representing a 1% increase compared with the corresponding period of 2008. Total investment income for the third quarter of 2009 included higher interest income from marketable securities and idle funds investments, primarily offset by reduced levels of fee income. During the third quarter of 2009, Main Street received a $0.9 million special dividend on a portfolio company investment compared to approximately $1.0 million of dividend income in the corresponding period of 2008 on several portfolio company equity investments.
Expenses
     For the three months ended September 30, 2009, expenses totaled $1.9 million, a 3% decrease over total expenses for the three months ended September 30, 2008. The decrease in total expenses was primarily attributable to a $0.1 million decrease in general, administrative and other overhead expenses, offset by a $0.1 million increase in share-based compensation expense related to non-cash amortization for restricted share grants. The reduction in general, administrative and overhead costs primarily related to (i) external consulting fees received by the affiliated Investment Manager during the third quarter of 2009 and (ii) reduced costs for certain legal and administrative activities based upon developing internal resources to perform such activities.

Distributable Net Investment Income
     Distributable net investment income for the three months ended September 30, 2009 was $3.0 million, or a 5% increase, compared to distributable net investment income of $2.8 million during the three months ended September 30, 2008. The increase in distributable net investment income was primarily attributable to a higher level of investment income and lower general, administrative and overhead expenses. Distributable net investment income on a per share basis decreased to $0.28 per share in the third quarter of 2009 compared to $0.31 per share in the corresponding period of 2008 due to a greater number of average shares outstanding in the current period.
Net Investment Income
     Net investment income for the three months ended September 30, 2009 was $2.6 million, or a 4% increase compared to net investment income for the corresponding period of 2008. The increase in net investment income was principally attributable to a higher level of total investment income and lower general, administrative and overhead expenses as discussed above.
Distributable Net Realized Income
     For the three months ended September 30, 2009, distributable net realized income was $3.2 million, or a 56% decrease over the distributable net realized income of $7.1 million during the three months ended September 30, 2008. This comparable period decrease was primarily attributable to a higher level of third quarter 2008 net realized gain related to the exit of several portfolio company investments. The net realized gain for the three months ended September 30, 2009 principally related to $0.2 million in realized gain from marketable securities investments.
Net Realized Income
     The lower net realized gain during the three months ended September 30, 2009 resulted in a $4.0 million, or 59%, decrease in net realized income for the third quarter of 2009 compared with the corresponding period in 2008.
Net Increase in Net Assets from Operations
     During the three months ended September 30, 2009, we recorded a net change in unrealized appreciation in the amount of $2.9 million, or a $7.0 million increase, compared to the $4.1 million net change in unrealized depreciation for the three months ended September 30, 2008. The $2.9 million net change in unrealized appreciation for the three months ended September 30, 2009 was principally attributable to (i) unrealized appreciation on eleven investments in portfolio companies totaling $5.6 million, partially offset by unrealized depreciation on eight investments in portfolio companies totaling $2.7 million, (ii) unrealized appreciation of $0.4 million from marketable securities investments and (ii) $0.4 million in unrealized depreciation attributable to our investment in the affiliated Investment Manager. For the third quarter of 2009, we also recognized a net income tax benefit of $1.3 million principally related to deferred taxes on unrealized depreciation on certain portfolio investments held in our taxable subsidiary.
     As a result of these events, our net increase in net assets resulting from operations during the three months ended September 30, 2009 was $7.0 million compared to a net increase in net assets resulting from operations of $2.7 million for the three months ended September 30, 2008.
Comparison of Nine months ended September 30, 2009 and 2008

	Nine Months Ended September 30,		Net Change
	2009	2008	Amount	%
		(Unaudited)
		(dollars in millions)
Total investment income	$11.7	$12.6	$(0.9)	-8%
Total expenses	(5.0)	(5.0)	—	-1%

Net investment income	6.7	7.6	(0.9)	-12%
Total net realized gain from investments	1.5	5.0	(3.5)	-71%

Net realized income	8.2	12.6	(4.4)	-35%

Net change in unrealized appreciation (depreciation) from investments	1.3	(4.6)	5.9	NM
Income tax benefit (provision)	0.8	2.3	(1.5)	-66%

Net increase in net assets resulting from operations	$10.3	$10.3	$—	-1%

	Nine Months Ended September 30,		Net Change
	2009	2008	Amount	%
		(Unaudited)
		(dollars in millions)
Net investment income	$6.7	$7.6	$(0.9)	-12%
Share-based compensation expense	0.8	0.3	0.5	143%

Distributable net investment income (a)	7.5	7.9	(0.4)	-6%
Total net realized gain from investments	1.5	5.0	(3.5)	-71%

Distributable net realized income (a)	$9.0	$12.9	$(3.9)	-31%

Distributable net investment income per share - Basic and diluted	$0.77	$0.88	$(0.11)	-13%

Distributable net realized income per share - Basic and diluted	$0.92	$1.43	$(0.51)	-35%

(a)	Distributable net investment income and distributable net realized income are net investment income and net realized income, respectively, as determined in accordance with U.S. generally accepted accounting principles, or GAAP, excluding the impact of share-based compensation expense which is non-cash in nature. Main Street believes presenting distributable net investment income and distributable net realized income are useful and appropriate supplemental disclosures for analyzing its financial performance since share-based compensation does not require settlement in cash. However, distributable net investment income and distributable net realized income are non-GAAP measures and should not be considered as a replacement to net investment income, net realized income, and other earnings measures presented in accordance with GAAP. Instead, distributable net investment income and distributable net realized income should be reviewed only in connection with such GAAP measures in analyzing Main Street’s financial performance. A reconciliation of net investment income and net realized income in accordance with GAAP to distributable net investment income and distributable net realized income is presented in the table above.
Investment Income
     For the nine months ended September 30, 2009, total investment income was $11.7 million, a $0.9 million, or 8%, decrease over the $12.6 million of total investment income for the nine months ended September 30, 2008. This comparable period decrease was principally attributable to (i) lower dividend income of $0.7 million due to certain portfolio companies retaining their excess cash flow as additional cushion given reduced economic visibility and lower near-term earnings expectations and (ii) reduced levels of fee income due to lower new investment originations; partially offset by higher interest income from marketable securities and idle funds investments on higher average levels of such investments.
Expenses
     For the nine months ended September 30, 2009, expenses totaled $5.0 million, a 1% decrease, over the $5.0 million of total expenses for the nine months ended September 30, 2008. The decrease in total expenses was primarily attributable to a $0.6 million reduction in general, administrative and other overhead expenses. The reduction in general, administrative and overhead costs primarily related to (i) lower accrued compensation expense given lower investment income levels, (ii) consulting fees received by the affiliated Investment Manager during the first nine months of 2009 and (iii) reduced costs for certain legal and administrative activities based upon developing internal resources to perform such activities. The decrease in general, administrative and other overhead expenses was partially offset by (i) a $0.5 million increase in share-based compensation expense related to non-cash amortization for restricted share grants, and (ii) a $0.1 million increase in interest expense principally related to unused commitment and other fees from the $30 million investment credit facility entered into on October 24, 2008.
Distributable Net Investment Income
     Distributable net investment income for the nine months ended September 30, 2009 was $7.5 million, or a 6% decrease, compared to distributable net investment income of $7.9 million during the nine months ended September 30, 2008. The decrease in distributable net investment income was primarily attributable to reduced levels of total investment income, partially offset by lower general, administrative and overhead expenses as discussed above.

Net Investment Income
     Net investment income for the nine months ended September 30, 2009 was $6.7 million, or a 12% decrease, compared to net investment income of $7.6 million during the nine months ended September 30, 2008. The decrease in net investment income was principally attributable to the decrease in total investment income, partially offset by lower general, administrative and overhead expenses as discussed above.
Distributable Net Realized Income
     For the nine months ended September 30, 2009, distributable net realized income was $9.0 million, or a 31% decrease, compared to distributable net realized income of $12.9 million for the nine months ended September 30, 2008. The decrease in distributable net realized income was primarily attributable to a higher level of net realized gain related to the exit of several portfolio company investments and the decrease in distributable net investment income. For the nine months ended September 30, 2009, the net realized gain from investments was $1.5 million compared to net realized gain of $5.0 million for the corresponding period in 2008. The net realized gain during the nine months ended September 30, 2009 principally included a $0.7 million realized gain related to the partial exit of our equity investments in one portfolio company and $0.6 million in net realized gains related to marketable securities investments.
Net Realized Income
     The lower net investment income and the lower net realized gain for the nine months ended September 30, 2009, resulted in a $4.4 million, or 35%, decrease in the net realized income for the nine months ended September 30, 2009 compared with the corresponding period in 2008.
Net Increase in Net Assets from Operations
     During the nine months ended September 30, 2009, we recorded a net change in unrealized appreciation in the amount of $1.3 million, or a $5.9 million increase, compared to the $4.6 million net change in unrealized depreciation for the nine months ended September 30, 2008. The $1.3 million net change in unrealized appreciation for the first nine months of 2009 was principally attributable to (i) $1.0 million in accounting reversals of net unrealized appreciation attributable to the total net realized gain on the exit of the portfolio equity investments and marketable securities investments discussed above, (ii) unrealized appreciation on thirteen investments in portfolio companies totaling $9.9 million, partially offset by unrealized depreciation on thirteen investments in portfolio companies totaling $7.6 million, (iii) $0.3 million in unrealized appreciation related to marketable securities investments and (iv) $0.3 million in unrealized depreciation attributable to our investment in the affiliated Investment Manager. For the first nine months of 2009, we also recognized a net income tax benefit of $0.8 million principally related to deferred taxes on unrealized depreciation on certain portfolio investments held in our taxable subsidiary.
     As a result of these events, our net increase in net assets resulting from operations during the nine months ended September 30, 2009 was $10.3 million compared to a net increase in net assets resulting from operations of $10.3 million for the nine months ended September 30, 2008.
Liquidity and Capital Resources
Cash Flows
     For the nine months ended September 30, 2009, we experienced a net decrease in cash and cash equivalents in the amount of $27.2 million. During that period, we generated $4.6 million of cash from our operating activities, primarily from distributable net investment income partially offset by (i) the semi-annual interest payments on our SBIC debentures, (ii) decreases in accounts payable, and (iii) non-cash interest and dividends. We used $37.8 million in net cash from investing activities, principally including the funding of $72.9 million for marketable securities and idle funds investments and the funding of $16.5 million for new core portfolio company investments, partially offset by $44.0 million of cash proceeds from the sale of marketable securities and idle funds investments and $7.6 million in cash proceeds from the repayment of core portfolio debt investments. During the first nine months of 2009, $6.1 million in cash was provided by financing activities, which principally consisted of $16.2 million in net cash proceeds from a public stock offering, partially offset by $8.5 million in cash dividends to stockholders and $1.6 million in purchases of shares of our common stock as part of our share repurchase program.
     For the nine months ended September 30, 2008, we experienced a net increase in cash and cash equivalents in the amount of $5.0 million. During that period, we generated $7.1 million of cash from our operating activities, primarily from distributable net investment income partially offset by the semi-annual interest payments on our SBIC debentures. We also generated $7.7 million in net cash from investing activities, principally including proceeds from the maturity of a $24.1 million investment in idle funds investments, $10.7 million in cash proceeds from repayment of core portfolio debt investments and $7.4 million of cash proceeds from the redemption and sale of core portfolio equity investments, partially offset by the funding of new core portfolio investments and several smaller follow-on investments totaling $34.5 million. For the nine months ended September 30, 2008, we used $9.8 million in cash for financing activities, which principally consisted of cash dividends to stockholders.
Capital Resources
     As of September 30, 2009, we had $48.1 million in cash and cash equivalents, marketable securities, and idle funds investments, and our net assets totaled $129.1 million, or $12.01 per share. In June 2009, we completed a follow-on public stock offering in which we sold 1,437,500 shares of common stock, including the underwriters’ exercise of the over-allotment option, at a price to the public of $12.10 per share, resulting in total net proceeds of approximately $16.2 million, after deducting underwriters’ commissions and offering costs.
     On October 24, 2008, Main Street entered into a $30 million, three-year investment credit facility (the “Investment Facility”) with Branch Banking and Trust Company (“BB&T”) and Compass Bank, as lenders, and BB&T, as administrative agent for the lenders. The purpose of the Investment Facility is to provide additional liquidity in support of future investment and operational activities. The Investment Facility allows for an increase in the total size of the facility up to $75 million, subject to certain conditions, and has a maturity date of October 24, 2011. Borrowings under the Investment Facility bear interest, subject to Main Street’s election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.75% or (ii) the applicable base rate plus 0.75%. Main Street pays unused commitment fees of 0.375% per annum on the average unused lender commitments under the Investment Facility. The Investment Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum liquidity of not less than 10% of the aggregate principal amount outstanding, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum tangible net worth. At September 30, 2009, Main Street had no borrowings outstanding under the Investment Facility, and Main Street was in compliance with all covenants of the Investment Facility.
     Due to the Fund’s status as a licensed SBIC, we have the ability to issue, through the Fund, debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA generally in an amount up to twice its regulatory capital, which effectively approximate the amount of its equity capital. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time. Debentures issued prior to September 2006 were subject to pre-payment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006. On September 30, 2009, we, through the Fund, had $55 million of outstanding indebtedness guaranteed by the SBA, which carried an average fixed interest rate of approximately 5.8%. The first maturity related to the SBIC debentures does not occur until 2013, and the weighted average duration is 5.7 years as of September 30, 2009.
     The Stimulus Bill contains several provisions applicable to SBIC funds, including the Fund, our wholly owned subsidiary. One of the key SBIC-related provisions included in the Stimulus Bill increased the maximum amount of combined SBIC leverage (or SBIC leverage cap) to $225 million for affiliated SBIC funds. The prior maximum amount of SBIC leverage available to affiliated SBIC funds was approximately $137 million, as adjusted annually based upon changes in the Consumer Price Index. Due to the increase in the maximum amount of SBIC leverage available to affiliated SBIC funds, we now have access to incremental SBIC leverage to support our future investment activities. Since the increase in the SBIC leverage cap applies to affiliated SBIC funds, we will allocate such increased borrowing capacity between the Fund and MSC II, an independently owned SBIC that is managed by the Investment Manager and therefore deemed to be affiliated for SBIC regulatory purposes. For more discussion of MSC II, please refer above to the section titled “MSC II Exchange Offer”. Exclusive of the SBIC leverage available to MSC II, we estimate that we have access to at least $65 million of the additional SBIC leverage from the Stimulus Bill subject to the required capitalization of the Fund.
     Due to our existing cash and cash equivalents, marketable securities, and idle funds investments and the available borrowing capacity through both the SBIC program and the Investment Facility, we project that we will have sufficient liquidity to fund our investment and operational activities for the remainder of 2009 and through most of calendar year 2010. However, this projection will be impacted by, among other things, the pace of new and follow-on investments, debt repayments and investment redemptions, the level of cash flow from operations and cash flow from realized gains, and the level of dividends we pay in cash. We anticipate that we will continue to fund our investment activities through existing cash and cash equivalents, the liquidation of marketable securities, and idle funds investments, and a combination of future debt and equity capital.
     We intend to generate additional cash from future offerings of securities, future borrowings, repayments or sales of investments, and cash flow from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the liquidation of marketable securities and idle funds investments. Our primary uses of funds will be investments in portfolio companies, operating expenses and cash distributions to holders of our common stock.
     We periodically invest excess cash balances into marketable securities and idle funds investments. The investment objective of marketable securities and idle funds investments is to generate incremental cash returns on excess cash balances prior to utilizing those funds for investment in our core portfolio investment strategy. Marketable securities and idle funds investments generally consist of secured debt investments, certificates of deposit with financial institutions, and diversified bond funds. The composition of marketable securities and idle funds investments will vary in a given period based upon, among other things, changes in market conditions, the underlying fundamentals in our marketable securities and idle funds investments, our outlook regarding future core portfolio investment needs, and any regulatory requirements applicable to Main Street.
     If our common stock trades below our net asset value per share, we will generally not be able to issue additional common stock at the market price unless our stockholders approve such a sale and our Board of Directors makes certain determinations. A proposal, approved by our stockholders at our June 2009 annual meeting of stockholders, authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for a period of one year ending on the earlier of June 11, 2010 or the date of our 2010 annual meeting of stockholders. We would need approval of a similar proposal by our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval.
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
     On December 31, 2007, we entered into a treasury-based credit facility (the “Treasury Facility”) with Wachovia Bank, National Association and BB&T, as administrative agent for the lenders. The purpose of the Treasury Facility was to provide flexibility in the sizing of core portfolio investments and to facilitate the growth of our core investment portfolio. However, due to the maturation of our core investment portfolio and the additional flexibility provided by the Investment Facility, we unilaterally terminated the Treasury Facility on July 10, 2009 in order to eliminate the unused commitment fees that would have been paid under this facility over its remaining term.
Current Market Conditions
     The broader economic fundamentals of the United States economy remain at depressed levels. Unemployment levels remain elevated and consumer fundamentals remain depressed, which has led to significant reductions in spending by both consumers and businesses.

     Although we have been able to secure access to additional liquidity, including our recent public stock offering, the $30 million Investment Facility, and the increase in available leverage through the SBIC program as part of the Stimulus Bill, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

     The deterioration in consumer confidence and a general reduction in spending by both consumers and businesses has had an adverse effect on a number of the industries in which some of our portfolio companies operate. The results of some of the lower middle-market companies like those in which we invest, may continue to experience deterioration, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in their defaults. In addition, the end markets for certain of our portfolio companies’ products and services have experienced negative economic trends. We can provide no assurance that the performance of our portfolio companies will not be negatively impacted by economic or other conditions, which could have a negative impact on our future results.

Recently Issued Accounting Standards
     In June 2008, the FASB amended ASC 260, Earnings Per Share with ASC 260-10-45-61A which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”). ASC 260-10-45-61A is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented has been adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the amended provisions of ASC 260. Early application is not permitted. We have determined that shares of restricted stock granted to our employees and directors are participating securities prior to vesting. For the nine months ended September 30, 2009 and 2008, 292,058 and 255,645 shares, respectively, of non-vested restricted stock have been included in our basic and diluted EPS computations.
     In October 2008, the FASB amended ASC 820 with ASC 820-10-35-15A, Financial Assets in a Market That Is Not Active, to provide an illustrative example of how to determine the fair value of a financial asset in an inactive market. ASC 820-10-35-15A does not change the fair value measurement principles previously set forth. Since adopting ASC 820 in January 2008, our practices for determining the fair value of our investment portfolio and financial instruments have been, and continue to be, consistent with the guidance provided in ASC 820-10-35-15A. Therefore, our adoption of the update did not affect our practices for determining the fair value of our investment portfolio and financial instruments, and our adoption did not have a material effect on our financial position or results of operations.
     In April 2009, the FASB amended ASC 820 and ASC 825 with ASC 820-10-35, Subsequent Measurement, and ASC 825-10-65, Transition and Open Effective Date Information. Both amendments are effective for reporting periods ending on or after June 15, 2009. Since adopting ASC 820 and ASC 825 in January 2008, our practices for determining fair value and for disclosures about the fair value of our investment portfolio and financial instruments have been, and continue to be, consistent with the guidance provided in the amended pronouncements. Therefore, our adoption of these updates did not affect our practices for determining the fair value of our investment portfolio and financial instruments, and our adoption did not have a material effect on our financial position or results of operations.
     In May 2009, the FASB amended ASC 855, Subsequent Events with ASC 855-10-50, Disclosure, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10-50 includes a new required disclosure of the date through which an entity has evaluated subsequent events and is effective for interim periods or fiscal years ending after June 15, 2009. Our adoption of ASC 855-10-50 did not have a material effect on our financial position or results of operations.
     In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles, which became the single official source of authoritative, nongovernmental U.S. GAAP, other than rules and interpretive releases issued by the Securities and Exchange Commission. The Codification reorganized the literature and changed the naming mechanism by which topics are referenced. ASC 105 was effective for us during our interim period ended September 30, 2009. As required, references to pre-codification accounting literature have been changed throughout this quarterly report on Form 10-Q to appropriately reference the Codification. Our accounting policies and amounts presented in the financial statements were not impacted by this change.
Inflation
     Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in this report. However, our portfolio companies have experienced, and may in the future experience, the impacts of inflation on their operating results, including periodic escalations in their costs for raw materials and required energy consumption.

Off-Balance Sheet Arrangements
     We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At September 30, 2009, we had two outstanding commitments to fund unused revolving loans for up to $900,000 in total.

Contractual Obligations
     As of September 30, 2009, our future fixed commitments for cash payments on contractual obligations for each of the next five years and thereafter are as follows:

							2015 and
	Total	2010	2011	2012	2013	2014	thereafter

SBIC debentures payable	$55,000	$—	$—	$—	$4,000	$18,000	$33,000
Interest due on SBIC debentures	18,316	3,179	3,179	3,188	3,179	2,873	2,718

Total	$73,316	$3,179	$3,179	$3,188	$7,179	$20,873	$35,718

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
Related Party Transactions

     We co-invested with MSC II in several existing core portfolio investments prior to the IPO, but did not co-invest with MSC II subsequent to the IPO and prior to June 2008. In June 2008, we received exemptive relief from the SEC to allow us to resume co-investing with MSC II in accordance with the terms of such exemptive relief. MSC II is managed by the Investment Manager, and the Investment Manager is wholly owned by MSCC. MSC II is an SBIC fund with similar investment objectives to Main Street and which began its investment operations in January 2006. The co-investments among Main Street and MSC II had all been made at the same time and on the same terms and conditions. The co-investments were also made in accordance with the Investment Manager’s conflicts policy and in accordance with the applicable SBIC conflict of interest regulations.
     As discussed further in Note D to the accompanying consolidated financials statements, subsequent to the completion of the Formation Transactions, the Investment Manager is a wholly owned portfolio company of Main Street. At September 30, 2009 and December 31, 2008, the Investment Manager had a receivable of $212,349 and $302,633, respectively, with MSCC related to cash expenses incurred by the Investment Manager required to support Main Street’s business.
Recent Developments
     On September 23, 2009, Main Street commenced the Offer. The initial offer period expired on October 23, 2009 and approximately 78% of the total dollar value of the MSC II limited partner interests had made an election to participate in the Offer during the initial offer period. Since the required approval from SBA had not been received at the end of the initial offer period and certain other conditions had not been satisfied, the Offer was extended for an additional 30-day period to end on November 23, 2009. The maximum number shares of Main Street common stock that may be issued pursuant to the Offer would total approximately 1.3 million shares. Owning a majority of MSC II will provide Main Street with access to additional long-term leverage capacity through the SBIC program, and Main Street currently projects that consummation of the Offer will be accretive to its calendar year 2010 distributable net investment income per share.
     During October 2009, we sold our portfolio investment in Universal Scaffolding & Equipment, LLC (“Universal”), which was on non-accrual status as of September 30, 2009. We had recorded unrealized depreciation as of September 30, 2009 on our Universal investment equal to the $4.3 million loss we will realize on the sale in the fourth quarter of 2009.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, marketable securities, and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. The significant majority of our debt investments are made with fixed interest rates for the term of the investment. However, as of September 30, 2009, approximately 13% of our core debt investment portfolio (at cost) bore interest at floating rates with 77% of those debt investments (at cost) subject to contractual minimum interest rates. All of our current outstanding indebtedness is subject to fixed interest rates for the 10-year life of such debt. As of September 30, 2009, we had not entered into any interest rate hedging arrangements. At September 30, 2009, based on our applicable levels of floating-rate debt investments, a 1% change in interest rates would not have a material effect on our level of interest income from debt investments.
Item 4. Controls and Procedures
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, our President and Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chairman and Chief Executive Officer, our President and Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     During the three months ended September 30, 2009, we issued 99,587 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate value for the shares of common stock sold during the three months ended September 30, 2009, under the dividend reinvestment plan was approximately $1.4 million. During the nine months ended September 30, 2009, we issued 178,780 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate value for the shares of common stock sold during the nine months ended September 30, 2009, under the dividend reinvestment plan was approximately $2.3 million.
     Purchases of Equity Securities
     On November 13, 2008, we announced that our Board of Directors authorized our officers, in their discretion and subject to compliance with the 1940 Act and other applicable law, to purchase on the open market or in privately negotiated transactions, an amount up to $5 million of the outstanding shares of our common stock at prices per share not to exceed our last reported net asset value per share. The share repurchase program is authorized to be in effect through the earlier of December 31, 2009 or such time as the approved $5 million repurchase amount has been fully utilized. We can not assure you the extent that we will conduct open market purchases, and to the extent we do conduct open market purchases, we may terminate them at any time. For the nine months ended September 30, 2009, we purchased 164,544 shares of our common stock for approximately $1.6 million in the open market pursuant to the program. The following chart summarizes repurchases of our common stock under the program during the first nine months of 2009.

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased	Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans or
Period	Shares Purchased	per Share	or Programs	Programs
January 2009	22,600	$10.06	22,600
February 2009	30,700	9.96	30,700
March 2009	111,244	9.74	111,244
April 2009	—	—	—
May 2009	—	—	—
June 2009	—	—	—
July 2009	—	—	—
August 2009	—	—	—
September 2009	—	—	—

Total	164,544	$9.83	164,544	$3,051,888

Item 6. Exhibits
     Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation
S-K):

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Main Street Capital Corporation

Date: November 6, 2009	/s/ Vincent D. Foster

Vincent D. Foster
Chairman and Chief Executive Officer (principal executive officer)

Date: November 6, 2009	/s/ Todd A. Reppert

Todd A. Reppert
President and Chief Financial Officer (principal financial officer)

Date: November 6, 2009	/s/ Michael S. Galvan

Michael S. Galvan
Vice President and Chief Accounting Officer (principal accounting officer)

Date: November 6, 2009	/s/ Rodger A. Stout

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