Form 10-K
period 2009-12-31
Main Street Capital CORP
filed 2010-03-10
CIK 1396440

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data
PART IV

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-33723

Main Street Capital Corporation
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	41-2230745 (I.R.S. Employer Identification No.)
1300 Post Oak Boulevard, Suite 800 Houston, TX (Address of principal executive offices)	77056 (Zip Code)

(713) 350-6000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

       Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☑

       Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☑

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

       Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

       The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2009, was approximately $106.9 million based upon the last sale price for the registrant's common stock on that date.

       The number of outstanding common shares of the registrant as of March 9, 2010 was 15,036,975.

DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the registrants' definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in this Annual Report on Form 10-K in response to Part III.

CAUTIONARY STATEMENT CONCERNING FORWARD LOOKING STATEMENTS

       This Annual Report on Form 10-K contains forward-looking statements regarding the plans and objectives of management for future operations. Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including the factors discussed in Item 1A entitled "Risk Factors" in Part I of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. Other factors that could cause actual results to differ materially include changes in the economy and future changes in laws or regulations and conditions in our operating areas.

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

 PART I

Item 1.    Business

ORGANIZATION

       Main Street Capital Corporation ("MSCC") was formed on March 9, 2007, for the purpose of (i) acquiring 100% of the equity interests of Main Street Mezzanine Fund, LP ("MSMF") and its general partner, Main Street Mezzanine Management, LLC ("MSMF GP"), (ii) acquiring 100% of the equity interests of Main Street Capital Partners, LLC (the "Investment Manager"), (iii) raising capital in an initial public offering, which was completed in October 2007 (the "IPO"), and (iv) thereafter operating as an internally managed business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). MSMF is licensed as a Small Business Investment Company ("SBIC") by the United States Small Business Administration ("SBA") and the Investment Manager acts as MSMF's manager and investment adviser. Because the Investment Manager, which employs all of the executive officers and other employees of MSCC, is wholly owned by us, we do not pay any external investment advisory fees, but instead we incur the net operating costs associated with employing investment and portfolio management professionals through the Investment Manager. The transactions discussed above were consummated in October 2007 and are collectively termed the "Formation Transactions."

       On January 7, 2010, MSCC consummated transactions (the "Exchange Offer") to exchange 1,239,695 shares (the "Exchange Shares") of its common stock for approximately 88% of the total dollar value of the limited partner interests in Main Street Capital II, LP ("MSC II" and, together with MSMF, the "Funds"). Pursuant to the terms of the Exchange Offer, 100% of the membership interests in the general partner of MSC II, Main Street Capital II GP, LLC ("MSC II GP"), were also transferred to MSCC for no consideration. MSC II commenced operations in January 2006, is an investment fund that operates as an SBIC and is also managed by the Investment Manager. The Exchange Offer and related transactions, including the transfer of the MSC II GP interests, are collectively termed the "Exchange Offer Transactions."

       Immediately following the completion of the Formation Transactions, Main Street Equity Interests, Inc. ("MSEI") was created as a wholly owned consolidated subsidiary of MSCC to hold certain of our portfolio investments. MSEI has elected for tax purposes to be treated as a taxable entity and is taxed at normal corporate tax rates based on its taxable income. The taxable income of MSEI may differ from its book income due to deferred tax timing differences as well as permanent differences. Similarly, MSC II has a wholly owned taxable subsidiary with the primary purpose of holding certain of its portfolio investments.

       We co-invested with MSC II in several existing portfolio investments prior to the IPO, but did not co-invest with MSC II subsequent to the IPO and prior to June 2008. On June 4, 2008, we received exemptive relief from the SEC to allow us to resume co-investing with MSC II in accordance with the terms of such exemptive relief. Most of the investments held by MSC II represent co-investments made with MSCC and/or MSMF.

       Unless otherwise noted or the context otherwise indicates, the terms "we," "us," "our" and "Main Street" refer to MSCC and its subsidiaries, including MSMF and MSMF GP, prior to the Exchange Offer Transactions and MSCC and its subsidiaries, including MSMF, MSMF GP, MSC II and MSC II GP, subsequent to the Exchange Offer Transactions.

       As part of the Formation Transactions, the Investment Manager, which employs all of the executive officers and other employees of MSCC, became a wholly owned subsidiary of MSCC. However, the Investment Manager is accounted for as a portfolio investment of Main Street, since the Investment Manager is not a registered investment company and since it conducts a significant portion of its investment management activities for parties outside of MSCC and its consolidated subsidiaries. The portfolio investment in the Investment Manager is accounted for using fair value accounting, with the fair value determined by MSCC and approved, in good faith, by MSCC's Board of Directors. MSCC's valuation of the Investment Manager is based upon the discounted net cash flows from third party recurring management, consulting and advisory fees. For more information on the Investment Manager, see "Note D — Wholly Owned Investment Manager" to our consolidated financial statements.

       In connection with the Formation Transactions, MSCC entered into a support services agreement with the Investment Manager. The agreement requires the Investment Manager to manage the day-to-day operational and investment activities of Main Street. The Investment Manager generally incurs all normal operating and administrative expenses, except those specifically required to be borne by MSCC, which principally include costs that are specific to MSCC's status as a publicly traded entity. The expenses paid by the Investment Manager include the cost of salaries and related benefits, rent, equipment and other administrative costs required for Main Street's day-to-day operations.

       The Investment Manager is reimbursed for its expenses associated with providing operational and investment management services to MSCC and its subsidiaries. Each quarter, as part of the support services agreement, MSCC makes payments to cover all expenses incurred by the Investment Manager, less amounts the Investment Manager receives for third party management, consulting and advisory fees.

RECENT DEVELOPMENTS

  Exchange Offer Transactions

       As discussed above, on January 7, 2010, MSCC consummated the Exchange Offer Transactions. As of the closing date of the Exchange Offer, MSC II had $70 million of SBIC debentures outstanding, which are guaranteed by the SBA and carry an average fixed interest rate of approximately 6%. The first principal maturity related to MSC II's SBIC debentures does not occur until 2016.

       Consummation of the Exchange Offer Transactions provides Main Street with access to additional long-term, low-cost leverage capacity through the SBIC program. The American Recovery and Reinvestment Act of 2009 enacted in February 2009 (the "Stimulus Bill") increased the maximum amount of combined SBIC leverage (or SBIC leverage cap) to $225 million for affiliated SBIC funds from the previous SBIC leverage cap of approximately $137 million. Since the increase in the SBIC leverage cap applies to affiliated SBIC funds, Main Street is required to allocate such increased borrowing capacity between MSMF and MSC II. Subsequent to the Exchange Offer, Main Street will have access to an incremental $90 million in

SBIC leverage capacity, subject to the required capitalization of each of the Funds, in addition to the $70 million of existing MSC II SBIC leverage and the $65 million of SBIC leverage at MSMF. At the closing of the Exchange Offer, Main Street funded approximately $24 million in unfunded limited partner commitments for the limited partner interests it acquired in connection with the Exchange Offer in order to comply with SBA regulatory requirements, which was funded by Main Street in part with approximately $12 million drawn down under its $30 million investment credit facility. We currently project that consummation of the Exchange Offer Transactions will be accretive to our calendar year 2010 distributable net investment income per share.

  Equity Offering

       Subsequent to the Exchange Offer in January 2010, we completed a public stock offering consisting of the public offering and sale of 2,875,000 shares of common stock, including the underwriters' exercise of the over-allotment option, at a price to the public of $14.75 per share, resulting in total net proceeds of approximately $40.1 million, after deducting underwriters' commissions and offering costs. Based upon the net proceeds from this offering and existing cash, marketable securities, and idle funds investments, we estimate that we have the required capitalization to access all of the $90 million in incremental SBIC leverage available through the SBIC Funds. We used approximately $12 million of the net proceeds from this offering to repay outstanding debt borrowed under our $30 million investment credit facility to fund MSC II capital commitments assumed in the Exchange Offer. We intend to use the remaining net proceeds from this offering to make investments in lower middle market companies in accordance with our investment objective and strategies, pay operating expenses and other cash obligations and for general corporate purposes. Pending such uses, we may invest the net proceeds of this offering primarily in marketable securities and idle funds investments, which may include investments in secured intermediate term bank debt and other independently rated debt investments.

  Other

       During January 2010, we sold our investment in Quest Design and Production, LLC ("Quest"), which was on non-accrual status as of December 31, 2009. We had recorded unrealized depreciation as of December 31, 2009 on our investment in Quest equal to the $4.0 million loss we will realize in the first quarter of 2010 related to the exit of this investment.

CORPORATE INFORMATION

       Our principal executive offices are located at 1300 Post Oak Boulevard, Suite 800, Houston, Texas 77056. We maintain a Web site on the Internet at www.mainstcapital.com. We make available free of charge on our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. Information contained on our Web site is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider that information to be part of this Annual Report on Form 10-K.

OVERVIEW OF OUR BUSINESS

       We are a principal investment firm focused on providing customized financing solutions to lower middle market companies, which we generally define as companies with annual revenues between $10 million and $100 million, that operate in diverse industries. We invest primarily in secured debt instruments, equity investments, warrants and other securities of lower middle market companies based in the United States. Our principal investment objective is to maximize our portfolio's total return by generating current income from our debt investments and realizing capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company.

Our investments generally range in size from $2 million to $20 million. Our ability to invest across a company's capital structure, from senior secured loans to subordinated debt to equity securities, allows us to offer portfolio companies a comprehensive suite of financing solutions, or "one-stop" financing.

       We seek to fill the current financing gap for lower middle market businesses, which, historically, have had more limited access to financing from commercial banks and other traditional sources. Given the current credit environment, we believe the limited access to financing for lower middle market companies is even more pronounced. The underserved nature of the lower middle market creates the opportunity for us to meet the financing needs of lower middle market companies while also negotiating favorable transaction terms and equity participations. Providing customized, "one stop" financing solutions has become even more relevant to our portfolio companies in the current credit environment. We generally seek to partner directly with entrepreneurs, management teams and business owners in making our investments. Main Street believes that its core investment strategy has a lower correlation to the broader debt and equity markets.

       The level of new portfolio investment activity will fluctuate from period to period based upon our view of the current economic fundamentals, our ability to identify new investment opportunities that meet our investment criteria, and our ability to consummate identified opportunities. The level of new investment activity, and associated interest and fee income, will directly impact the timing of future investment income. In addition, the level of dividends paid by portfolio companies and the portion of our portfolio debt investments on non-accrual status will directly impact the timing of future investment income. While we intend to grow our portfolio and our investment income over the long-term, our growth and our operating results may be more limited during depressed economic periods. However, we intend to appropriately manage our cost structure and liquidity position based on applicable economic conditions and our investment outlook. The level of realized gains or losses and unrealized appreciation or depreciation will also fluctuate depending upon portfolio activity and the performance of our individual portfolio companies. The changes in realized gains and losses and unrealized appreciation or depreciation could have a material impact on our operating results.

       Our investments are made through both MSCC and the Funds. Since the IPO, MSCC and MSMF have co-invested in substantially every investment we have made. In addition, approximately 88% of the MSC II portfolio investments as of the date of the Exchange Offer represented co-investments with MSCC and/or MSMF. MSCC and the Funds share the same investment strategies and criteria in the lower middle market, although they are subject to different regulatory regimes. See "— Regulation." An investor's return in MSCC will depend, in part, on the Funds' investment returns as MSMF is a wholly owned subsidiary of MSCC and as MSC II is a majority owned subsidiary of MSCC subsequent to the Exchange Offer.

       We typically seek to work with entrepreneurs, business owners and management teams to provide customized financing for strategic acquisitions, business expansion and other growth initiatives, ownership transitions and recapitalizations. In structuring transactions, we seek to protect our rights, manage our risk and create value by: (i) providing financing at lower leverage ratios; (ii) generally taking first priority liens on assets; and (iii) providing significant equity incentives for management teams of our portfolio companies. We prefer negotiated deals to widely conducted auctions because we believe widely conducted auction transactions often have higher execution risk and can result in potential conflicts among creditors and lower returns due to more aggressive valuation multiples and leverage ratios.

       As of December 31, 2009, Main Street had debt and equity investments in 35 core portfolio companies. Approximately 80% of our total core portfolio investments at cost, excluding our 100% equity interest in the Investment Manager, were in the form of debt investments and 87% of such debt investments at cost were secured by first priority liens on the assets of our portfolio companies. As of December 31, 2009, Main Street had a weighted average effective yield on its debt investments of 14.3%. Weighted average yields are computed using the effective interest rates for all debt investments at December 31, 2009, including amortization of deferred debt origination fees and accretion of original issue discount. At December 31, 2009, we had equity ownership in approximately 91% of our core portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 24%. For a discussion of the effect of the

Exchange Offer Transactions on Main Street's financial position and results of operations, including a pro forma schedule of investments, see the current report on Form 8-K filed by Main Street with the SEC on January 8, 2010.

BUSINESS STRATEGIES

       Our principal investment objective is to maximize our portfolio's total return by generating current income from our debt investments and realizing capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. We have adopted the following business strategies to achieve our investment objective:

  •
  Delivering Customized Financing Solutions.    We believe our ability to provide a broad range of customized financing solutions to lower middle market companies sets us apart from other capital providers that focus on providing a limited number of financing solutions. We offer to our portfolio companies customized debt financing solutions with equity components that are tailored to the facts and circumstances of each situation. Our ability to invest across a company's capital structure, from senior secured loans to subordinated debt to equity securities, allows us to offer our portfolio companies a comprehensive suite of financing solutions, or "one-stop" financing.

  •
  Focusing on Established Companies in the Lower Middle Market.    We generally invest in companies with established market positions, experienced management teams and proven revenue streams. Those companies generally possess better risk-adjusted return profiles than newer companies that are building management or are in the early stages of building a revenue base. In addition, established lower middle market companies generally provide opportunities for capital appreciation.

  •
  Leveraging the Skills and Experience of Our Investment Team.    Our investment team has significant experience in lending to and investing in lower middle market companies. The members of our investment team have broad investment backgrounds, with prior experience at private investment funds, investment banks and other financial services companies, and currently include eight certified public accountants and one chartered financial analyst. The expertise of our investment team in analyzing, valuing, structuring, negotiating and closing transactions should provide us with competitive advantages by allowing us to consider customized financing solutions and non-traditional and complex structures.

  •
  Investing Across Multiple Industries.    We seek to maintain a portfolio of investments that is appropriately balanced among various companies, industries, geographic regions and end markets. This portfolio balance is intended to mitigate the potential effects of negative economic events for particular companies, regions and industries.

  •
  Capitalizing on Strong Transaction Sourcing Network.    Our investment team seeks to leverage its extensive network of referral sources for investments in lower middle market companies. We have developed a reputation in our marketplace as a responsive, efficient and reliable source of financing, which has created a growing stream of proprietary deal flow for us.

  •
  Benefiting from Lower, Fixed, Long-Term Cost of Capital.    The SBIC licenses held by the Funds have allowed them to issue SBA-guaranteed debentures. SBA-guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. Because lower cost SBA leverage is, and will continue to be, a significant part of our capital base through the Funds, our relative cost of debt capital should be lower than many of our competitors. In addition, the SBIC leverage that we receive through the Funds represents a stable, long-term component of our capital structure with proper matching of duration and cost compared to our portfolio investments.

INVESTMENT CRITERIA

       Our investment team has identified the following investment criteria that it believes are important in evaluating prospective portfolio companies. Our investment team uses these criteria in evaluating investment opportunities. However, not all of these criteria have been, or will be, met in connection with each of our investments.

  •
  Proven Management Team with Meaningful Equity Stake.    We look for operationally-oriented management with direct industry experience and a successful track record. In addition, we expect the management team of each portfolio company to have meaningful equity ownership in the portfolio company to better align our respective economic interests. We believe management teams with these attributes are more likely to manage the companies in a manner that both protects our debt investment and enhances the value of our equity investment.

  •
  Established Companies with Positive Cash Flow.    We seek to invest in established companies in the lower middle market with sound historical financial performance. We typically focus on companies that have historically generated EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) of $1 million to $10 million and commensurate levels of free cash flow. We generally do not invest in start-up companies or companies with speculative business plans.

  •
  Defensible Competitive Advantages/Favorable Industry Position.    We primarily focus on companies having competitive advantages in their respective markets and/or operating in industries with barriers to entry, which may help to protect their market position and profitability.

  •
  Exit Alternatives.    We exit our debt investments primarily through the repayment of our investment from internally generated cash flow and/or refinancing. In addition, we seek to invest in companies whose business models and expected future cash flows may provide alternate methods of repaying our investment, such as through a strategic acquisition by other industry participants or a recapitalization.

CORE PORTFOLIO INVESTMENTS

       To allow for more relevant disclosure, Main Street's "core" portfolio investments, as used herein, refers to all of Main Street's portfolio investments excluding the Investment Manager and all "Marketable securities and idle funds investments." Main Street's core portfolio investments principally consist of secured debt, equity warrants and direct equity investments in privately held companies discussed below in further detail.

  Debt Investments

       Historically, we have made core debt investments principally in the form of single tranche debt. Single tranche debt financing involves issuing one debt security that blends the risk and return profiles of both secured and subordinated debt. We believe that single tranche debt is more appropriate for many lower middle market companies given their size in order to reduce structural complexity and potential conflicts among creditors.

       Our core debt investments generally have terms of three to seven years, with limited required amortization prior to maturity, and provide for monthly or quarterly payment of interest at fixed interest rates generally between 12% and 14% per annum, payable currently in cash. In some instances, we have provided floating interest rates for a portion of a single tranche debt security. In addition, certain core debt investments may have a form of interest that is not paid currently but is accrued and added to the loan balance and paid at maturity. We refer to this as payment-in-kind or PIK interest. We typically structure our core debt investments with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. In most cases, our core debt investment will be collateralized by a first priority lien on substantially all the assets of the portfolio company. As of December 31, 2009, 87% of our core debt investments at cost were secured by first priority liens on the assets of core portfolio companies.

       In addition to seeking a senior lien position in the capital structure of our core portfolio companies, we seek to limit the downside potential of our core investments by negotiating covenants that are designed to protect our core investments while affording our portfolio companies as much flexibility in managing their businesses as reasonable. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control or change of management provisions, key-man life insurance, guarantees, equity pledges, personal guaranties, where appropriate, and put rights. In addition, we typically seek board representation or observation rights in all of our core portfolio companies.

       While we will continue to focus on single tranche core debt investments, we also anticipate structuring some of our debt investments as mezzanine loans. We anticipate that these mezzanine loans will be primarily junior secured or unsecured, subordinated loans that provide for relatively high fixed interest rates that will provide us with significant current interest income. These loans typically will have interest-only payments in the early years, with amortization of principal deferred to the later years of the mezzanine loan term. Typically, our mezzanine loans will have maturities of three to five years. We will generally target fixed interest rates of 12% to 14%, payable currently in cash for our mezzanine loan investments with higher targeted total returns from equity warrants, direct equity investments or PIK interest.

  Warrants

       In connection with our core debt investments, we have historically received equity warrants to establish or increase our equity interest in the core portfolio company. Warrants we receive in connection with a core debt investment typically require only a nominal cost to exercise, and thus, as a core portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We typically structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as secured or unsecured put rights, or rights to sell such securities back to the core portfolio company, upon the occurrence of specified events. In certain cases, we also may obtain registration rights in connection with these equity interests, which may include demand and "piggyback" registration rights.

  Direct Equity Investments

       We also will seek to make direct equity investments in situations where it is appropriate to align our interests with key management and stockholders, and to allow for some participation in the appreciation in enterprise values of our core portfolio companies. We usually make our direct equity investments in connection with debt investments. In addition, we may have both equity warrants and direct equity positions in some of our core portfolio companies. We seek to maintain fully diluted equity positions in our core portfolio companies of 5% to 50%, and may have controlling equity interests in some instances. We have a value orientation toward our direct equity investments and have traditionally been able to purchase our equity investments at reasonable valuations.

INVESTMENT PROCESS

       Our investment committee is responsible for all aspects of our investment process. The current members of our investment committee are Vincent D. Foster, our Chairman and Chief Executive Officer, Todd A. Reppert, our President and Chief Financial Officer, and Curtis Hartman, Senior Vice President. Mr. Hartman replaced Dwayne L. Hyzak, Senior Vice President, in this revolving seat on the investment committee effective January 1, 2010 and will serve through 2010. Our investment strategy involves a "team" approach, whereby potential transactions are screened by several members of our investment team before being presented to the investment committee. Our investment committee meets on an as needed basis depending on transaction volume. Our investment committee generally categorizes our investment process into seven distinct stages:

  Deal Generation/Origination

       Deal generation and origination is maximized through long-standing and extensive relationships with industry contacts, brokers, commercial and investment bankers, entrepreneurs, services providers such as lawyers, financial advisors, and accountants, as well as current and former portfolio companies and investors. Our investment team has focused its deal generation and origination efforts on lower middle market companies. We have developed a reputation as a knowledgeable, reliable and active source of capital and assistance in this market.

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

  •
  preliminary qualitative analysis of the management team's competencies and backgrounds;

  •
  potential investment structures and pricing terms; and

  •
  regulatory compliance.

       Upon successful screening of the proposed transaction, the investment team makes a recommendation to our investment committee. If our investment committee concurs with moving forward on the proposed transaction, we issue a non-binding term sheet to the company.

  Term Sheet

       The non-binding term sheet will include the key economic terms based upon our analysis performed during the screening process as well as a proposed timeline and our qualitative expectation for the transaction. While the term sheet is non-binding, we typically receive an expense deposit in order to move the transaction to the due diligence phase. Upon execution of a term sheet and payment of the expense deposit, we begin our formal due diligence process.

  Due Diligence

       Due diligence on a proposed investment is performed by a minimum of two members of our investment team, whom we refer to collectively as the deal team, and certain external resources, who together conduct due diligence to understand the relationships among the prospective portfolio company's business plan, operations and financial performance. Our due diligence review includes some or all of the following:

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

       During the due diligence process, significant attention is given to sensitivity analyses and how the company might be expected to perform given downside, "base-case" and upside scenarios. In certain cases, we may decide not to make an investment based on the results of the diligence process.

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

  •
  a working capital analysis;

  •
  an analysis of the company's business strategy;

  •
  a management background check and assessment;

  •
  third-party accounting, legal, environmental or other due diligence findings;

  •
  investment structure and expected returns;

  •
  anticipated sources of repayment and potential exit strategies;

  •
  pro forma capitalization and ownership;

  •
  an analysis of historical financial results and key financial ratios;

  •
  sensitivities to management's financial projections; and

  •
  detailed reconciliations of historical to pro forma results.

       If any adjustments to the transaction terms or structures are proposed by the investment committee, such changes are made and applicable analyses updated. Approval for the transaction must be made by the affirmative vote from a majority of the members of the investment committee. Upon receipt of transaction approval, we will re-confirm regulatory compliance, process and finalize all required legal documents, and fund the investment.

  Post-Investment

       We continuously monitor the status and progress of the portfolio companies. We offer managerial assistance to our portfolio companies, giving them access to our investment experience, direct industry expertise and contacts. The same deal team that was involved in the investment process will continue its involvement in the portfolio company post-investment. This provides for continuity of knowledge and allows the deal team to maintain a strong business relationship with key management of our portfolio companies for post-investment assistance and monitoring purposes. As part of the monitoring process, the deal team will analyze monthly/quarterly financial statements versus the previous periods and year, review financial projections, meet and discuss issues or opportunities with management, attend board meetings and review all compliance certificates and covenants. While we maintain limited involvement in the ordinary course operations of our portfolio companies, we maintain a higher level of involvement in non-ordinary course financing or strategic activities and any non-performing scenarios.

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

       The following table shows the distribution of our core portfolio investments (excluding the investment in our affiliated Investment Manager) on the 1 to 5 investment rating scale at fair value as of December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in thousands)
1	$14,509	11.5%	$27,523	24.9%
2	51,160	40.7%	23,150	21.0%
3	50,716	40.3%	53,123	48.1%
4	9,000	7.1%	6,035	5.5%
5	500	0.4%	500	0.5%

Totals	$125,885	100.0%	$110,331	100.0%

       Based upon our investment rating system, the weighted average rating of our portfolio as of December 31, 2009 and 2008 was approximately 2.4. As of December 31, 2009 and 2008, we had three investments and one investment, respectively, on non-accrual status comprising approximately 1.4% and 0.5%, respectively, of the total core portfolio investments at fair value for each year then ended (excluding Main Street's investment in the Investment Manager).

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

DETERMINATION OF NET ASSET VALUE AND PORTFOLIO VALUATION PROCESS

       We determine the net asset value per share of our common stock on a quarterly basis. The net asset value per share is equal to our total assets minus liabilities and any noncontrolling interests outstanding divided by the total number of shares of common stock outstanding.

       Our core business plan calls for us to invest primarily in illiquid securities issued by private companies and/or thinly traded public companies. These core portfolio investments may be subject to restrictions on resale and will generally have no established trading market. As a result, we determine in good faith the fair value of our core portfolio investments pursuant to a valuation policy in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("Codification" or "ASC") 820, Fair Value Measurements and Disclosures ("ASC 820") and a valuation process approved by our Board of Directors and in accordance with the 1940 Act. We review external events, including private mergers, sales and acquisitions involving comparable companies, and include these events in the valuation process. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio.

       For valuation purposes, control investments are composed of equity and debt securities for which we have a controlling interest in the portfolio company or have the ability to nominate a majority of the portfolio company's board of directors. Market quotations are generally not readily available for our control investments. As a result, we determine the fair value of control investments using a combination of market and income approaches. Under the market approach, we will typically use the enterprise value methodology to determine the fair value of these investments. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, we analyze various factors, including the portfolio company's historical and projected financial results. We allocate the enterprise value to investments in order of the legal priority of the investments. We will also use the income approach to determine the fair value of these securities, based on projections of the discounted future free cash flows that the portfolio company or the debt security will likely generate. The valuation approaches for our control investments estimate the value of the investment if we were to sell, or exit, the investment, assuming the highest and best use of the investment by market participants. In addition, these valuation approaches consider the value associated with our ability to control the capital structure of the portfolio company, as well as the timing of a potential exit.

       For valuation purposes, non-control investments are composed of debt and equity securities for which we do not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company's board of directors. Market quotations for our non-control investments are generally not readily available. For our non-control investments, we use a combination of the market and income approaches to value our equity investments and the income approach to value our debt instruments. For non-control debt investments, we determine the fair value primarily using a yield approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Our estimate of the expected repayment date of a debt security is generally the legal maturity date of the instrument, as we generally intend to hold our loans to maturity. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. We will use the value determined by the yield analysis as the fair value for that security; however, because of our general intent to hold our loans to maturity, the fair value will not exceed the face amount of the debt security. A change in the assumptions that we use to estimate the fair value of our debt securities using the yield analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or a debt security is in workout status, we may consider other factors in determining the fair value of a debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis.

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

       As described below, we undertake a multi-step valuation process each quarter in connection with determining the fair value of our investments, with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, our estimate of the fair value of each individual investment.

  •
  Our quarterly valuation process will begin with each portfolio company or investment being initially valued by the deal team responsible for the portfolio investment;

  •
  Preliminary valuation conclusions will then be reviewed and discussed with senior management;

  •
  An independent valuation firm engaged by the Board of Directors will perform certain mutually agreed limited procedures that we have identified and asked them to perform on a selection of our final portfolio company valuation conclusions;

  •
  The Audit Committee of our Board of Directors will review the preliminary valuations, and the deal team will consider and assess, as appropriate, any changes that may be required to the preliminary valuation to address any comments provided by the Audit Committee; and

  •
  The Board of Directors will assess the valuations and will ultimately approve the fair value of each investment in our portfolio in good faith.

       As part of the internal valuation process, in arriving at estimates of fair value for portfolio companies, Main Street, among other things, consults with a nationally recognized independent advisor. The nationally recognized independent advisor is generally consulted relative to each portfolio investment at least once in every calendar year, and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent advisor on one or more portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a portfolio company is determined to be insignificant relative to the total investment portfolio. Main Street consulted with its independent advisor in arriving at Main Street's determination of fair value on a total of 26 portfolio companies for the year ended December 31, 2009, representing approximately 82% of the total core portfolio investments at fair value as of December 31, 2009. Main Street consulted with its independent advisor relative to Main Street's determination of fair value on 4, 9, 6, and 7 core portfolio investments for the quarters ended March 31, 2009, June 30, 2009, September 30, 2009, and December 31, 2009, respectively. The Board of Directors of Main Street has the final responsibility for reviewing and approving, in good faith, Main Street's estimate of the fair value for the investments.

       Determination of fair value involves subjective judgments and estimates. The notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

COMPETITION

       We compete for investments with a number of investment funds (including private equity funds, mezzanine funds, BDCs, and other SBICs), as well as traditional financial services companies such as commercial banks and other sources of financing. Many of the entities that compete with us have greater financial and managerial resources. We believe we are able to be competitive with these entities primarily on the basis of our focus toward the underserved lower middle market, the experience and contacts of our management team, our responsive and efficient investment analysis and decision-making processes, our comprehensive suite of customized financing solutions and the investment terms we offer.

       We believe that some of our competitors make senior secured loans, junior secured loans and subordinated debt investments with interest rates and returns that are comparable to or lower than the rates and returns that we target. Therefore, we do not seek to compete primarily on the interest rates and returns that we offer to potential portfolio companies. For additional information concerning the competitive risks we face, see "Risk Factors — We may face increasing competition for investment opportunities."

EMPLOYEES

       As of December 31, 2009, we had 16 employees, each of whom was employed by the Investment Manager. These employees include investment and portfolio management professionals, operations professionals and administrative staff. As necessary, we will hire additional investment professionals and administrative personnel. All of our employees are located in our Houston office.

REGULATION

  Regulation as a Business Development Company

       We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of the members of the board of directors of a BDC be persons other than "interested persons," as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.

       The 1940 Act defines "a majority of the outstanding voting securities" as the lesser of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) more than 50% of our voting securities.

  Qualifying Assets

       Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets. The principal categories of qualifying assets relevant to our business are any of the following:

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

  Marketable Securities and Idle Funds Investments

       Pending investment in "qualifying assets," as described above, our investments may consist of cash, cash equivalents, U.S. government securities, short-term investments in secured debt investments, independently rated debt investments, and diversified bond funds, which we refer to, collectively, as marketable securities and idle funds investments, so that 70% of our assets are qualifying assets.

  Senior Securities

       We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% of all debt and/or senior stock immediately after each such issuance. In addition, while any senior securities remain outstanding (other than senior securities representing indebtedness issued in consideration of a privately arranged loan which is not intended to be publicly distributed), we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see "Risk Factors — Risks Relating to Our Business and Structure," including, without limitation, "— Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us."

       In January 2008, we received an exemptive order from the SEC to exclude debt securities issued by MSMF from the asset coverage requirements of the 1940 Act as applicable to Main Street. The exemptive order provides for the exclusion of all debt securities issued by MSMF, including the $65 million of currently outstanding debt related to its participation in the SBIC program. This exemptive order provides us with expanded capacity and flexibility in obtaining future sources of capital for our investment and operational objectives. We expect to have similar relief from the SEC with respect to SBIC debt securities issued by MSC II, including the $70 million of currently outstanding debt related to its participation in the SBIC program.

  Common Stock

       We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). On June 11, 2009, our stockholders approved a proposal that authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for a period of one year ending on the earlier of June 11, 2010 or the date of our 2010 annual meeting of stockholders. On June 17, 2008, our stockholders approved another proposal that authorizes us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings. We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. See "Risk Factors — Risks Relating to Our Business and Structure — Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock."

  Code of Ethics

       We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code's requirements.

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

       We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office.

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

  Small Business Investment Company Regulations

       Each of the Funds is licensed by the SBA to operate as a SBIC under Section 301(c) of the Small Business Investment Act of 1958. As a part of the Formation Transactions, MSMF became a wholly owned subsidiary of MSCC, and continues to hold its SBIC license. MSMF initially obtained its SBIC license in September 2002. As part of the Exchange Offer Transactions, MSC II became a majority owned subsidiary of MSCC and continues to hold its license. MSC II initially obtained its SBIC license in January 2006.

       SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBIC regulations, SBICs may make loans to eligible small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. Each of the Funds has typically invested in secured debt, acquired warrants and/or made equity investments in qualifying small businesses.

       Under present SBIC regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $18 million and have average annual net income after federal income taxes not exceeding $6 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote 20% of its investment activity to "smaller" concerns as defined by the SBA. A smaller concern generally includes businesses that have a tangible net worth not exceeding $6 million and have average annual net income after federal income taxes not exceeding $2 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBIC regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller concern, which criteria depend on the primary industry in which the business is engaged and are based on such factors as the number of employees and gross revenue. However, once an SBIC has invested in a company, it may continue to make follow on investments in the company, regardless of the size of the portfolio company at the time of the follow on investment, up to the time of the portfolio company's initial public offering.

       The SBA prohibits an SBIC from providing funds to small businesses for certain purposes, such as relending and investment outside the United States, to businesses engaged in a few prohibited industries, and to certain "passive" (non-operating) companies. In addition, without prior SBA approval, an SBIC may not invest an amount equal to more than approximately 30% of the SBIC's regulatory capital in any one portfolio company and its affiliates.

       The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies (such as limiting the permissible interest rate on debt securities held by an SBIC in a portfolio company). Although prior regulations prohibited an SBIC from controlling a small business concern except in limited circumstances, regulations adopted by the SBA in 2002 now allow an SBIC to exercise control over a small business for a period of seven years from the date on which the SBIC initially acquires its control position. This control period may be extended for an additional period of time with the SBA's prior written approval.

       The SBA restricts the ability of an SBIC to lend money to any of its officers, directors and employees or to invest in affiliates thereof. The SBA also prohibits, without prior SBA approval, a "change of control" of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of equity for a licensed SBIC. A "change of control" is any event which would result in the transfer of the power, direct or indirect, to direct the management and policies of an SBIC, whether through ownership, contractual arrangements or otherwise.

       An SBIC (or group of SBICs under common control) may generally have outstanding debentures guaranteed by the SBA in amounts up to twice the amount of the privately-raised funds of the SBIC(s). Debentures guaranteed by the SBA have a maturity of ten years, require semi-annual payments of interest, do not require any principal payments prior to maturity, and, historically, were subject to certain prepayment penalties. Those prepayment penalties no longer apply as of September 2006. As of December 31, 2009, we, through MSMF, had issued $65 million of SBA-guaranteed debentures, which had an annual weighted average interest rate of approximately 5.0%. As of the date of the Exchange Offer, MSC II had issued $70 million of SBA-guaranteed debentures, which had an annual weighted average interest rate of approximately 6.0%.

       The American Recovery and Reinvestment Act of 2009 enacted in February 2009 (the "Stimulus Bill") contains several provisions applicable to SBIC funds, including the Funds. One of the key SBIC-related provisions included in the Stimulus Bill increased the maximum amount of combined SBIC leverage (or SBIC leverage cap) to $225 million for affiliated SBIC funds. The prior maximum amount of SBIC leverage available to affiliated SBIC funds was approximately $137 million. Since the increase in the SBIC leverage cap applies to affiliated SBIC funds, Main Street is required to allocate such increased borrowing capacity between the Funds. Subsequent to the Exchange Offer, Main Street now has access to a combined incremental $90 million in SBIC leverage capacity, subject to the required capitalization of each of the Funds, in addition to the $70 million of existing MSC II SBIC leverage and the $65 million of MSMF SBIC leverage.

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

       SBICs are periodically examined and audited by the SBA's staff to determine their compliance with SBIC regulations and are periodically required to file certain financial information and other documents with the SBA.

       Neither the SBA nor the U.S. government or any of its agencies or officers has approved any ownership interest to be issued by us or any obligation that we or any of our subsidiaries may incur.

  Securities Exchange Act of 1934 and Sarbanes-Oxley Act Compliance

       We are subject to the reporting and disclosure requirements of the Securities Exchange Act of 1934 (the "Exchange Act"), including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act of 2002, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. For example:

  •
  pursuant to Rule 13a-14 of the Exchange Act, our Chief Executive Officer and Chief Financial Officer are required to certify the accuracy of the financial statements contained in our periodic reports;

  •
  pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;

  •
  pursuant to Rule 13a-15 of the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting, and our independent registered public accounting firm separately audits our internal control over financial reporting; and

  •
  pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

  Taxation as a Regulated Investment Company

       MSCC has elected to be treated for federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code") commencing October 2, 2007. As a RIC, we generally do not have to pay corporate-level federal income taxes on any income that we distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our "investment company taxable income," which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the "Annual Distribution Requirement").

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

       We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years (the "Excise Tax Avoidance Requirement"). Dividends declared and paid by us in a year will generally differ from taxable income for that year as such dividends may include the distribution of current year taxable income, less amounts carried over into the following year, and the distribution of prior year taxable income carried over into and distributed in the current year. For amounts we carry over into the following year, we will be required to pay the 4% excise tax based on 98% of our annual taxable income in excess of distributions for the year.

       In order to qualify as a RIC for federal income tax purposes, we must, among other things:

  •
  continue to qualify as a BDC under the 1940 Act at all times during each taxable year;

  •
  derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain "qualified publicly traded partnerships," or other income derived with respect to our business of investing in such stock or securities (the "90% Income Test"); and

  •
  diversify our holdings so that at the end of each quarter of the taxable year:

  •
  at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

    •
    no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain "qualified publicly traded partnerships" (collectively, the "Diversification Tests").

       In order to comply with the 90% Income Test, we formed MSEI, a wholly owned taxable subsidiary of MSCC, for the primary purpose of permitting us to own equity interests in portfolio companies which are "pass through" entities for tax purposes. Absent the taxable status of MSEI, a portion of the gross income from such portfolio companies would flow directly to us for purposes of the 90% Income Test. To the extent such income did not consist of income derived from securities, such as dividends and interest, it could jeopardize our ability to qualify as a RIC and, therefore cause us to incur significant federal income taxes. MSEI is consolidated with Main Street for GAAP purposes, and the portfolio investments held by MSEI are included in our consolidated financial statements. MSEI is not consolidated with Main Street for income tax purposes and may generate income tax expense as a result of its ownership of the portfolio investments. This income tax expense, if any, is reflected in our Consolidated Statement of Operations. Similarly, MSC II has a wholly owned taxable subsidiary with the primary purpose of permitting MSC II to own equity interests in portfolio companies which are "pass-through" entities for tax purposes.

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

       Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders in certain circumstances while our debt obligations and other senior securities are outstanding unless certain "asset coverage" tests are met. See "— Regulation — Regulation as a Business Development Company — Senior Securities." Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

       Pursuant to a revenue procedure issued by the Internal Revenue Service, or the IRS, the IRS has indicated that it will treat distributions from certain publicly traded RICs (including business development companies) that are paid part in cash and part in stock as dividends that would satisfy the RIC's annual distribution requirements. In order to qualify for such treatment, the revenue procedure requires that at least 10% of the total distribution be paid in cash and that each stockholder have a right to elect to receive its entire distribution in cash. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a proportionate share of the cash to be distributed (although no stockholder electing to receive cash may receive less than 10% of such stockholder's distribution in cash). This revenue procedure applies to distributions declared on or before December 31, 2012, with respect to taxable years ended on or before December 31, 2011.

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

RISKS RELATING TO ECONOMIC CONDITIONS

  The current state of the economy and financial markets increases the likelihood of adverse effects on our financial position and results of operations. Continued economic adversity could impair our portfolio companies' financial positions and operating results and affect the industries in which we invest, which could, in turn, harm our operating results.

       The broader economic fundamentals of the United States economy remain at depressed levels. Unemployment levels remain elevated and consumer fundamentals remain depressed, which has led to significant reductions in spending by both consumers and businesses. In the event that the United States economy remains depressed, it is likely that the financial results of small- to mid-sized companies, like those in which we invest, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in defaults. In addition, the end markets for certain of our portfolio companies' products and services have experienced negative economic trends. We are seeing reduced operating results at several portfolio companies due to the general economic difficulties. We expect the trend of reduced operating results to continue into 2010. Consequently, we can provide no assurance that the performance of certain of our portfolio companies will not be negatively impacted by these economic or other conditions, which could also have a negative impact on our future results.

       Although we have been able to secure access to additional liquidity, including our $30 million investment credit facility and the increase in available leverage through the SBIC program as part of the 2009 Stimulus Bill, the current turmoil in the debt markets and uncertainty in the equity capital markets provides no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

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

       Our ability to achieve our investment objective of maximizing our portfolio's total return by generating current income from our debt investments and capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company, depends on our ability to effectively manage and deploy capital, which depends, in turn, on our investment team's ability to identify, evaluate and monitor, and our ability to finance and invest in, companies that meet our investment criteria.

       Accomplishing our investment objective on a cost-effective basis is largely a function of our investment team's handling of the investment process, its ability to provide competent, attentive and efficient services and our access to investments offering acceptable terms. In addition to monitoring the performance of our existing investments, members of our investment team are also called upon, from time to time, to provide managerial assistance to some of our portfolio companies. These demands on their time may distract them or slow the rate of investment.

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

       We compete for investments with other investment funds (including private equity funds, mezzanine funds, BDCs, and other SBICs), as well as traditional financial services companies such as commercial banks and other sources of funding. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us, including from federal government agencies. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors' pricing, terms and structure. If we are forced to match our competitors' pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in lower middle market companies is underserved by traditional commercial banks and other financing sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

  We are dependent upon our key investment personnel for our future success.

       We depend on the members of our investment team, particularly Vincent D. Foster, Todd A. Reppert, Rodger A. Stout, Curtis L. Hartman, Dwayne L. Hyzak and David L. Magdol, for the identification, review, final selection, structuring, closing and monitoring of our investments. These employees have significant investment expertise and relationships that we rely on to implement our business plan. Employment agreements with Messrs, Reppert, Stout, Hartman, Hyzak and Magdol expired on December 31, 2009. While all of these employees remain employed in their current positions, we have no current intention to enter into new employment agreements with such employees. Although we have entered into a non-compete agreement with Mr. Foster, we have no guarantee that he or any other employees will remain employed with us. If we lose the services of these individuals, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer.

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

       We expect that members of our management team will maintain their relationships with intermediaries, financial institutions, investment bankers, commercial bankers, financial advisors, attorneys, accountants, consultants and other individuals within our network, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If our management team fails to maintain its existing relationships or develop new relationships with sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom members of our management team have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

  We have a limited operating history as a BDC and as a RIC.

       The 1940 Act imposes numerous constraints on the operations of BDCs. Prior to the completion of the IPO, we did not operate, and our management team had no experience operating, as a BDC under the 1940 Act or as a RIC under Subchapter M of the Code. As a result, we have limited operating results under these regulatory frameworks that can demonstrate either their effect on our business or our ability to manage our business under these frameworks. Our management team's limited experience in managing a portfolio of assets under such constraints may hinder our ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us. If we do not remain a BDC, we might be regulated as a registered closed-end investment company under the 1940 Act, which would further decrease our operating flexibility.

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

       Additional Common Stock.    We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. See "— Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock" for a discussion of proposals approved by our stockholders that permit us to issue shares of our common stock below net asset value. We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

  The Funds are licensed by the SBA, and therefore subject to SBA regulations.

       MSMF, our wholly owned subsidiary, and MSC II, our majority-owned subsidiary, are licensed to act as small business investment companies and are regulated by the SBA. The SBA also places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. Compliance with SBA requirements may cause the Funds to forego attractive investment opportunities that are not permitted under SBA regulations.

       Further, the SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a "change of control" of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of a licensed SBIC. If the Funds fail to comply with applicable SBIC regulations, the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable, and/or limit it from making new investments. In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the Small Business Investment Act of 1958 or any rule or regulation promulgated thereunder. Such actions by the SBA would, in turn, negatively affect us.

  Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.

       Borrowings, also known as leverage, magnify the potential for gain or loss on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our common stock. We, through the Funds, issue debt securities guaranteed by the SBA and sold in the capital markets. As a result of its guarantee of the debt securities, the SBA has fixed dollar claims on the assets of the Funds that are superior to the claims of our common stockholders. We may also borrow from banks and other lenders, including under the $30 million investment credit facility we entered into in October 2008. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources" for a discussion regarding our investment credit facility. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends. Leverage is generally considered a speculative investment technique.

       As of December 31, 2009, we, through MSMF, had $65 million of outstanding indebtedness guaranteed by the SBA, which had a weighted average annualized interest cost of approximately 5.04% (exclusive of deferred financing costs). The debentures guaranteed by the SBA have a maturity of ten years and require semi-annual payments of interest. We will need to generate sufficient cash flow to make required interest payments on the debentures. If we are unable to meet the financial obligations under the debentures, the SBA, as a creditor, will have a superior claim to the assets of MSMF over our stockholders in the event we liquidate or the SBA exercises its remedies under such debentures as the result of a default by us.

       Illustration.    The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Our Portfolio(1)
(net of expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	(17.7)%	(10.1)%	(2.5)%	5.0%	12.6%

(1)
Assumes $196.2 million in total assets, $65.0 million in debt outstanding, $129.7 million in net assets, and an average cost of funds of 5.04%. Actual interest payments may be different.

       Our ability to achieve our investment objective may depend in part on our ability to achieve additional leverage on favorable terms by issuing debentures guaranteed by the SBA, through the Funds, or by borrowing from banks or insurance companies, and there can be no assurance that such additional leverage can in fact be achieved.

  SBIC regulations limit the outstanding dollar amount of SBA-guaranteed debentures that may be issued by an SBIC or group of SBICs under common control.

       The SBIC regulations currently limit the dollar amount of SBA-guaranteed debentures that can be issued by any one SBIC or group of SBICs under common control to $225 million. Moreover, an SBIC may not generally borrow an amount in excess of two times its regulatory capital. Because the Investment Manager provides investment management and advisory services to both Funds, MSMF and MSC II are a group of affiliated SBICs under common control. Thus, the dollar amount of SBA-guaranteed debentures that can be issued collectively by the Funds may be limited to $225 million, absent relief from the SBA. While we cannot presently predict whether or not we, through the Funds, will borrow the maximum permitted amount, if we reach the maximum dollar amount of SBA guaranteed debentures permitted, and thereafter require additional capital, our cost of capital may increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

       Each of the Funds' current status as an SBIC does not automatically assure that it will continue to receive SBA-guaranteed debenture funding. Receipt of SBIC leverage funding is dependent upon the Funds continuing to be in compliance with SBIC regulations and policies. Moreover, the amount of SBIC leverage funding available to SBICs is dependent upon annual Congressional authorizations and in the future may be subject to annual Congressional appropriations. There can be no assurance that there will be sufficient debenture funding available at the times desired by the Funds.

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

       To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements:

  •
  The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income. For more information regarding tax treatment, see "Business — Regulation — Taxation as a Regulated Investment Company." Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and are (and may in the future become) subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

  •
  The source income requirement will be satisfied if we obtain at least 90% of our income for each year from distributions, interest, gains from the sale of stock or securities or similar sources.

  •
  The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain "qualified publicly traded partnerships."

       Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses. Moreover, if we fail to maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

  We may not be able to pay you dividends, our dividends may not grow over time, and a portion of dividends paid to you may be a return of capital.

       We intend to pay monthly dividends to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to pay a specified level of cash dividends, previously projected dividends for future periods, or year-to-year increases in cash dividends. Our ability to pay dividends might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay dividends. All dividends will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, each of the Funds' compliance with applicable SBIC regulations and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will pay dividends to our stockholders in the future.

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

       For federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the origination of a loan or possibly in other circumstances, or contractual payment-in-kind, or PIK, interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discounts or increases in loan balances as a result of contractual PIK arrangements will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash. Approximately 4.2% of our total investment income for the year ended December 31, 2009 was attributable to paid in kind interest.

       Since, in certain cases, we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the annual distribution requirement necessary to maintain RIC tax treatment under the Code. Accordingly, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax. For additional discussion regarding the tax implications of a RIC, please see "Business — Regulation — Taxation as a Regulated Investment Company."

  We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

       We may distribute taxable dividends that are payable in part in our stock. Under an IRS revenue procedure, up to 90% of any such taxable dividend declared on or before December 31, 2012 with respect to taxable years ended on or before December 31, 2011 could be payable in our stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

  Each of the Funds, as an SBIC, may be unable to make distributions to us that will enable us to meet or maintain RIC status, which could result in the imposition of an entity-level tax.

       In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level taxes, we will be required to distribute substantially all of our net ordinary income and net capital gain income, including income from certain of our subsidiaries, which includes the income from the Funds. We will be partially dependent on the Funds for cash distributions to enable us to meet the RIC distribution requirements. The Funds may be limited by the Small Business Investment Act of 1958, and SBIC regulations governing SBICs, from making certain distributions to us that may be necessary to enable us to maintain our status as a RIC. We may have to request a waiver of the SBA's restrictions for the Funds to make certain distributions to maintain our eligibility for RIC status. We cannot assure you that the SBA will grant such waiver and if the Funds are unable to obtain a waiver, compliance with the SBIC regulations may result in loss of RIC tax treatment and a consequent imposition of an entity-level tax on us.

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

       The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below net asset value provided that our Board of Directors makes certain determinations. At our 2009 annual meeting of stockholders, our stockholders approved a proposal that authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for a period of one year ending on the earlier of June 11, 2010 or the date of our 2010 annual meeting of stockholders. Continued access to this exception will require approval of similar proposals at future stockholder meetings. At our 2008 annual meeting of stockholders, our stockholders also approved a proposal to authorize us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock or securities to subscribe to, convert to, or purchase shares of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders' best interests.

       If we were to sell shares of our common stock below net asset value per share, such sales would result in an immediate dilution to the net asset value per share. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and a proportionately greater decrease in a stockholder's interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. In addition, if we issue securities to subscribe to, convert to or purchase shares of common stock, the exercise or conversion of such securities would increase the number of outstanding shares of our common stock. Any such exercise would be dilutive on the voting power of existing stockholders, and could be dilutive with regard to dividends and our net asset value, and other economic aspects of the common stock.

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

	Prior to Sale Below NAV	Following Sale Below NAV		Percentage Change
Reduction to NAV
Total Shares Outstanding	1,000,000	1,040,000		4.0%
NAV per share	$10.00	$9.98		(0.2)%
Dilution to Existing Stockholder
Shares Held by Stockholder A	10,000	0,000	(1)	0.0%
Percentage Held by Stockholder A	1.00%	0.96%		(3.8)%
Total Interest of Stockholder A in NAV	$100,000	$99,808		(0.2)%

(1)
Assumes that Stockholder A does not purchase additional shares in the sale of shares below NAV.

  Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

       We, the Funds, and our portfolio companies are subject to applicable local, state and federal laws and regulations, including, without limitation, federal immigration laws and regulations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. In addition, any change to the SBA's current debenture SBIC program could have a significant impact on our ability to obtain lower-cost leverage, through the Funds, and therefore, our ability to compete with other finance companies.

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

       Investing in lower middle market companies involves a number of significant risks. Among other things, these companies:

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

  •
  may have shorter operating histories, narrower product lines, smaller market shares and/or significant customer concentrations than larger businesses, which tend to render them more vulnerable to competitors' actions and market conditions, as well as general economic downturns;

  •
  are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation, termination, or significant under-performance of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

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

       We invest primarily in secured term debt as well as equity issued by lower middle market companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

  There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

       Even though we may have structured certain of our investments as secured loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, and based upon principles of equitable subordination as defined by existing case law, a bankruptcy court could subordinate all or a portion of our claim to that of other creditors and transfer any lien securing such subordinated claim to the bankruptcy estate. The principles of equitable subordination defined by case law have generally indicated that a claim may be subordinated only if its holder is guilty of misconduct or where the senior loan is re-characterized as an equity investment and the senior lender has actually provided significant managerial assistance to the bankrupt debtor. We may also be subject to lender liability claims for actions taken by us with respect to a borrower's business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender's liability claim, including as a result of actions taken in rendering significant managerial assistance or actions to compel and collect payments from the borrower outside the ordinary course of business.

  Second priority liens on collateral securing loans that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

       Certain loans that we make are secured by a second priority security interest in the same collateral pledged by a portfolio company to secure senior debt owed by the portfolio company to commercial banks or other traditional lenders. Often the senior lender has procured covenants from the portfolio company prohibiting the incurrence of additional secured debt without the senior lender's consent. Prior to and as a condition of permitting the portfolio company to borrow money from us secured by the same collateral pledged to the senior lender, the senior lender will require assurances that it will control the disposition of any collateral in the event of bankruptcy or other default. In many such cases, the senior lender will require us to enter into an "intercreditor agreement" prior to permitting the portfolio company to borrow from us. Typically the intercreditor agreements we are requested to execute expressly subordinate our debt instruments to those held by the senior lender and further provide that the senior lender shall control: (1) the commencement of foreclosure or other proceedings to liquidate and collect on the collateral; (2) the nature, timing and conduct of foreclosure or other collection proceedings; (3) the amendment of any collateral document; (4) the release of the security interests in respect of any collateral; and (5) the waiver of defaults under any security agreement. Because of the control we may cede to senior lenders under intercreditor agreements we may enter, we may be unable to realize the proceeds of any collateral securing some of our loans.

       Finally, the value of the collateral securing our debt investment will ultimately depend on market and economic conditions, the availability of buyers and other factors. Therefore, there can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by our first or second priority liens. There is also a risk that such collateral securing our investments will decrease in value over time, will be difficult to sell in a timely manner, will be difficult to appraise and will fluctuate in value based upon the success of the portfolio company and market conditions. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by our second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company's remaining assets, if any.

  We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

       We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Although we seek to maintain a diversified portfolio in accordance with our business strategies, to the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market's assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our RIC asset diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

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

       A portfolio company's failure to satisfy financial or operating covenants imposed by us or other lenders could lead to non-payment of interest and other defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company's ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

  Any unrealized losses we experience on our loan portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

       As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Board of Directors. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized losses in our loan portfolio could be an indication of a portfolio company's inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.

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

       Shares of closed-end investment companies, including BDCs, may trade at a discount from net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value. In addition, if our common stock trades below net asset value, we will generally not be able to issue additional common stock at the market price unless our stockholders approve such a sale and our Board of Directors makes certain determinations. See "— Risks Relating to Our Business and Structure — Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock" for a discussion of a proposal approved by our stockholders that permits us to issue shares of our common stock below net asset value.

  We may be unable to invest a significant portion of the net proceeds from an offering or from exiting an investment or other capital on acceptable terms, which could harm our financial condition and operating results.

       Delays in investing the net proceeds raised in an offering or from exiting an investment or other capital may cause our performance to be worse than that of other fully invested BDCs or other lenders or investors pursuing comparable investment strategies. We cannot assure you that we will be able to identify any investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of any offering or from exiting an investment or other capital on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

       We anticipate that, depending on market conditions and the amount of the capital, it may take us a substantial period of time to invest substantially all the capital in securities meeting our investment objective. During this period, we will invest the capital primarily in marketable securities and idle funds investments, which may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. As a result, any distributions that we pay during such period may be substantially lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective. In addition, until such time as the net proceeds of any offering or from exiting an investment or other capital are invested in securities meeting our investment objective, the market price for our common stock may decline. Thus, the initial return on your investment may be lower than when, if ever, our portfolio is fully invested in securities meeting our investment objective.

  Our marketable securities and idle funds investments are subject to risks including risks similar to our portfolio company investments in the lower middle market.

       Marketable securities and idle funds investments can include, among other things, secured debt investments, independently rated debt investments and diversified bond funds. Many of these investments in debt obligations are, or would be if rated, below investment grade quality. Indebtedness of below investment grade quality is regarded as having predominantly speculative characteristics with respect to the issuer's capacity to pay interest and repay principal, similar to our portfolio investments in the lower middle market. See "— Risks Related to Our Investments — Our investments in portfolio companies involve higher levels of risk, and we could lose all or part of our investment." Many of these marketable securities and idle funds investments are purchased through over the counter or other markets and are therefore liquid at the time of purchase but may subsequently become illiquid due to events relating to the issuer of the securities, market events, economic conditions or investor perceptions. See "— Risks Related to Our Investments — The lack of liquidity in our investments may adversely affect our business" for a description of risks related to holding illiquid investments. In addition, domestic and foreign markets are complex and interrelated, so that events in one sector of the world markets or economy, or in one geographical region, can reverberate and have materially negative consequences for other market, economic or regional sectors in a manner that may not be foreseen and which may materially affect the market price of our marketable securities and idle funds investments. Other risks that our portfolio company investments in the lower middle market are subject to are also applicable to these marketable securities and idle funds investments. See "— Risks Related to Our Investments" for risks affecting our portfolio company investments in the lower middle market.

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

  •
  loss of our BDC or RIC status or either of the Funds' status as an SBIC;

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

Item 3.    Legal Proceedings

       We may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, we do not expect any current matters will materially affect our financial condition or results of operations; however, there can be no assurance whether any pending legal proceedings will have a material adverse effect on our financial condition or results of operations in any future reporting period.

Item 4.    Reserved

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK AND HOLDERS

       Our common stock began trading on the NASDAQ Global Select Market under the symbol "MAIN" on October 5, 2007. Prior to that date, there was no established public trading market for our common stock.

       The following table sets forth, for each fiscal quarter since our common stock began trading, the range of high and low closing prices of our common stock as reported on the NASDAQ Global Select Market.

	High	Low
Fiscal year 2009
Fourth quarter	$16.35	$13.29
Third quarter	$14.25	$13.03
Second quarter	$14.74	$9.66
First quarter	$10.43	$9.07
Fiscal year 2008
Fourth quarter	$11.95	$8.82
Third quarter	$14.40	$11.38
Second quarter	$14.40	$10.90
First quarter	$14.10	$12.75
Fiscal year 2007
Fourth quarter (from October 5, 2007)	$15.02	$13.60

       On March 4, 2010, the last sale price of our common stock on the NASDAQ Global Market was $14.59 per share, and there were approximately 209 holders of record of the common stock which did not include shareholders for whom shares are held in "nominee" or "street name."

DIVIDENDS

       From our IPO through the third quarter of 2008, we have paid quarterly dividends, but in the fourth quarter of 2008 we began paying, and we intend to continue paying, monthly dividends to our stockholders. Our monthly dividends, if any, will be determined by our Board of Directors on a quarterly basis.

       The following table summarizes our dividends declared to date:

Date Declared	Record Date	Payment Date	Amount(1)
Fiscal year 2010
March 9, 2010	March 25, 2010	April 15, 2010	$0.125
March 9, 2010	April 21, 2010	May 14, 2010	$0.125
March 9, 2010	May 20, 2010	June 15, 2010	$0.125
December 8, 2009	February 22, 2010	March 15, 2010	$0.125
December 8, 2009	January 21, 2010	February 16, 2010	$0.125
December 8, 2009	January 6, 2010	January 15, 2010	$0.125

Total			$0.750

Fiscal year 2009
September 3, 2009	November 20, 2009	December 15, 2009	$0.125	(2)
September 3, 2009	October 21, 2009	November 16, 2009	$0.125	(2)
September 3, 2009	September 21, 2009	October 15, 2009	$0.125	(2)
June 3, 2009	August 20, 2009	September 15, 2009	$0.125	(2)
June 3, 2009	July 21, 2009	August 14, 2009	$0.125	(2)
June 3, 2009	June 19, 2009	July 15, 2009	$0.125	(2)
March 4, 2009	May 21, 2009	June 15, 2009	$0.125	(2)
March 4, 2009	April 21, 2009	May 15, 2009	$0.125	(2)
March 4, 2009	March 20, 2009	April 15, 2009	$0.125	(2)
December 3, 2008	February 20, 2009	March 16, 2009	$0.125	(2)
December 3, 2008	January 22, 2009	February 16, 2009	$0.125	(2)
December 3, 2008	December 19, 2008	January 15, 2009	$0.125	(3)

Total			$1.500

Fiscal year 2008
September 3, 2008	November 19, 2008	December 15, 2008	$0.125
September 3, 2008	October 17, 2008	November 14, 2008	$0.125
September 3, 2008	September 18, 2008	October 15, 2008	$0.125
July 31, 2008	August 14, 2008	September 12, 2008	$0.360
May 1, 2008	May 12, 2008	June 12, 2008	$0.350
February 6, 2008	February 15, 2008	March 21, 2008	$0.340

Total			$1.425	(3)

Fiscal year 2007
November 5, 2007	November 16, 2007	November 30, 2007	$0.330	(4)

Cumulative dividends declared or paid			$4.005

(1)
The determination of the tax attributes of Main Street's distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the 15% maximum tax rate on dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations.

(2)
These dividends attributable to fiscal year 2009 were comprised of ordinary income of $1.22 per share and long term capital gain of $0.16 per share.

(3)
These dividends attributable to fiscal year 2008 were comprised of ordinary income of $0.95 per share and long term capital gain of $0.60 per share and included dividends declared during fiscal year 2008 and the dividend declared and accrued as of December 31, 2008 and paid on January 15, 2009, pursuant to the Code.

(4)
This quarterly dividend attributable to fiscal year 2007 was comprised of ordinary income of $0.105 per share and long term capital gain of $0.225 per share.

       To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. We will be subject to a 4% nondeductible federal excise tax on certain undistributed taxable income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years (the "Excise Tax Avoidance Requirement"). Dividends declared and paid by us in a year will generally differ from taxable income for that year, as such dividends may include the distribution of current year taxable income, less amounts carried over into the following year, and the distribution of prior year taxable income carried over into and distributed in the current year. For amounts we carry over into the following year, we will be required to pay a 4% excise tax for the excess over 98% of our annual taxable income in excess of distributions for the year. We may retain for investment some or all of our net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they had received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. In general, our stockholders also would be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable shares of the tax we paid on the capital gains deemed distributed to them. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

       Pursuant to a revenue procedure issued by the Internal Revenue Service, or the IRS, the IRS has indicated that it will treat distributions from certain publicly traded RICs (including business development companies) that are paid part in cash and part in stock as dividends that would satisfy the RIC's annual distribution requirements. In order to qualify for such treatment, the revenue procedure requires that at least 10% of the total distribution be paid in cash and that each stockholder have a right to elect to receive its entire distribution in cash. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a proportionate share of the cash to be distributed (although no stockholder electing to receive cash may receive less than 10% of such stockholder's distribution in cash). This revenue procedure applies to distributions declared on or before December 31, 2012, with respect to taxable years ended on or before December 31, 2011.

       We have adopted a dividend reinvestment plan ("DRIP") that provides for the reinvestment of dividends on behalf of our stockholders, unless a stockholder has elected to receive dividends in cash. As a result, if we declare a cash dividend, our stockholders who have not "opted out" of the DRIP by the dividend record date will have their cash dividend automatically reinvested into additional shares of MSCC common stock. We have the option to satisfy the share requirements of the DRIP through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly-issued shares will be valued based upon the final closing price of MSCC's common stock on a valuation date determined by our Board of Directors. Shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator, before any associated brokerage or other costs.

SALES OF UNREGISTERED SECURITIES

       During 2009, we issued a total of 271,906 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of our common stock issued under the dividend reinvestment plan during 2009 was approximately $3.7 million.

PURCHASES OF EQUITY SECURITIES

       On November 13, 2008, we announced that our Board of Directors authorized our officers, in their discretion and subject to compliance with the 1940 Act and other applicable laws, to purchase on the open market or in privately negotiated transactions, an amount up to $5 million of the outstanding shares of our common stock at prices per share not to exceed our last reported net asset value per share. The program terminated in accordance with its terms on December 31, 2009. As of December 31, 2009, we had cumulatively purchased 199,244 shares of our common stock for $1.9 million in the open market pursuant to the program. The following chart summarizes repurchases of our common stock under the stock repurchase program during the 2009 year.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2009	22,600	$10.06	22,600
February 2009	30,700	$9.96	30,700
March 2009	111,244	$9.74	111,244
April 2009	—	—	—
May 2009	—	—	—
June 2009	—	—	—
July 2009	—	—	—
August 2009	—	—	—
September 2009	—	—	—
October 2009	—	—	—
November 2009	—	—	—
December 2009	—	—	—

Total	164,544	$9.82	164,544	$—

STOCK PERFORMANCE GRAPH

       The following graph compares the stockholder return on our common stock from October 5, 2007 to December 31, 2009 with the Russell 2000 Index and the Main Street Peer Group index. This comparison assumes $100.00 was invested on October 5, 2007 (the date our common stock began to trade on the NASDAQ Global Select Market in connection with our initial public offering) in our common stock and in the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

COMPARISON OF STOCKHOLDER RETURN(1)
Among Main Street Capital Corporation, the Russell 2000 Index and Main Street Peer Group
(For the Period October 5, 2007 to December 31, 2009)

(1)
Total return includes reinvestment of dividends through December 31, 2009.

(2)
The Main Street Peer Group index is composed of Triangle Capital Corporation, Prospect Capital Corporation, TICC Capital Corp., and Kohlberg Capital Corporation.

Item 6.    Selected Financial Data

       The selected financial and other data below reflects the combined operations of MSMF and MSMF GP for the years ended December 31, 2005 and 2006 and the consolidated operations of Main Street and its subsidiaries for the years ended December 31, 2007, 2008, and 2009. The selected financial data at December 31, 2005, 2006, 2007, 2008, and 2009 and for the years ended December 31, 2005, 2006, 2007, 2008, and 2009, have been derived from combined/consolidated financial statements that have been audited by Grant Thornton LLP, an independent registered public accounting firm. You should read this selected financial and other data in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2005	2006	2007	2008	2009
	(dollars in thousands)
Statement of operations data:
Investment income:
Total interest, fee and dividend income	$7,338	$9,013	$11,312	$16,123	$13,830
Interest from idle funds and other	222	749	1,163	1,172	2,172

Total investment income	7,560	9,762	12,475	17,295	16,002

Expenses:
Interest	(2,064)	(2,717)	(3,246)	(3,778)	(3,791)
General and administrative	(197)	(198)	(512)	(1,684)	(1,351)
Expenses reimbursed to Investment Manager	—	—	—	(1,007)	(570)
Share-based compensation	—	—	—	(511)	(1,068)
Management fees to affiliate	(1,929)	(1,942)	(1,500)	—	—
Professional costs related to initial public offering	—	—	(695)	—	—

Total expenses	(4,190)	(4,857)	(5,953)	(6,980)	(6,780)

Net investment income	3,370	4,905	6,522	10,315	9,222
Total net realized gain (loss) from investments	1,488	2,430	4,692	1,398	(7,798)

Net realized income	4,858	7,335	11,214	11,713	1,424
Total net change in unrealized appreciation (depreciation) from investments	3,032	8,488	(5,406)	(3,961)	8,242
Income tax benefit (provision)	—	—	(3,263)	3,182	2,290

Net increase (decrease) in net assets resulting from operations	$7,890	$15,823	$2,545	$10,934	$11,956

Net investment income per share — basic and diluted	N/A	N/A	$0.76	$1.13	$0.92
Net realized income per share — basic and diluted	N/A	N/A	$1.31	$1.29	$0.14
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	N/A	N/A	$0.30	$1.20	$1.19
Weighted average shares outstanding — basic and diluted	N/A	N/A	8,587,701	9,095,904	10,042,639

	As of December 31,
	2005	2006	2007	2008	2009
	(dollars in thousands)
Balance sheet data:
Assets:
Total portfolio investments at fair value	$51,192	$73,711	$105,650	$127,007	$141,922
Marketable securities and idle funds investments	—	—	24,063	4,390	18,071
Cash and cash equivalents	26,261	13,769	41,889	35,375	30,620
Deferred tax asset	—	—	—	1,121	2,716
Other assets	439	630	1,576	1,101	1,510
Deferred financing costs, net of accumulated amortization	1,442	1,333	1,670	1,635	1,611

Total assets	$79,334	$89,443	$174,848	$170,629	$196,450

Liabilities and net assets:
SBIC debentures	$45,100	$45,100	$55,000	$55,000	$65,000
Deferred tax liability	—	—	3,026	—	—
Interest payable	771	855	1,063	1,108	1,069
Accounts payable and other liabilities	194	216	610	2,165	721

Total liabilities	46,065	46,171	59,699	58,273	66,790
Total net assets	33,269	43,272	115,149	112,356	129,660

Total liabilities and net assets	$79,334	$89,443	$174,848	$170,629	$196,450

Other data:
Weighted average effective yield on debt investments(1)	15.3%	15.0%	14.3%	14.0%	14.3%
Number of portfolio companies(2)	19	24	27	31	35
Expense ratios (as percentage of average net assets):
Operating expenses(3)	9.0%	5.5%	4.8%	2.8%	2.5%
Interest expense	8.8%	7.0%	5.7%	3.3%	3.1%

(1)
Weighted-average effective yield is calculated based on our debt investments at the end of each period and includes amortization of deferred debt origination fees and accretion of original issue discount, but excludes debt investments on non-accrual status.

(2)
Excludes the investment in affiliated Investment Manager, as referenced in "Formation Transactions" and in the notes to the financial statements elsewhere in this Annual Report on Form 10-K.

(3)
The ratio for the year ended December 31, 2007 reflects the impact of professional costs related to the IPO. These costs were 25.7% of operating expenses for the year.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

       The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

       Statements we make in the following discussion which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties we have referred to under the headings "Cautionary Statement Concerning Forward-Looking Statements" and "Risk Factors" in Part I of this report.

ORGANIZATION

       Main Street Capital Corporation ("MSCC") was formed on March 9, 2007 for the purpose of (i) acquiring 100% of the equity interests of Main Street Mezzanine Fund, LP ("MSMF") and its general partner, Main Street Mezzanine Management, LLC ("MSMF GP"), (ii) acquiring 100% of the equity interests of Main Street Capital Partners, LLC (the "Investment Manager"), (iii) raising capital in an initial public offering, which was completed in October 2007 (the "IPO"), and (iv) thereafter operating as an internally managed business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). MSMF is licensed as a Small Business Investment Company ("SBIC") by the United States Small Business Administration ("SBA") and the Investment Manager acts as MSMF's manager and investment adviser. Because the Investment Manager, which employs all of the executive officers and other employees of MSCC, is wholly owned by us, we do not pay any external investment advisory fees, but instead we incur the net operating costs associated with employing investment and portfolio management professionals through the Investment Manager. The transactions discussed above were consummated in October 2007 and are collectively termed the "Formation Transactions." Immediately following the Formation Transactions, Main Street Equity Interests, Inc. ("MSEI") was formed as a wholly owned consolidated subsidiary of MSCC. MSEI has elected for tax purposes to be treated as a taxable entity and is taxed at normal corporate tax rates based on its taxable income.

       On January 7, 2010, MSCC consummated transactions (the "Exchange Offer") to exchange 1,239,695 shares of its common stock for approximately 88% of the total dollar value of the limited partner interests in Main Street Capital II, LP ("MSC II" and, together with MSMF, the "Funds"). Pursuant to the terms of the Exchange Offer, 100% of the membership interests in the general partner of MSC II, Main Street Capital II GP, LLC ("MSC II GP"), were also transferred to MSCC for no consideration. MSC II commenced operations in January 2006, is an investment fund that operates as an SBIC and is also managed by the Investment Manager. The Exchange Offer and related transactions, including the transfer of the MSC II GP interests, are collectively termed the "Exchange Offer Transactions."

       Unless otherwise noted or the context otherwise indicates, the terms "we," "us," "our" and "Main Street" refer to MSCC and its subsidiaries, including MSMF and MSMF GP, prior to the Exchange Offer Transactions and MSCC and its subsidiaries, including MSMF, MSMF GP, MSC II and MSC II GP, subsequent to the Exchange Offer Transactions.

OVERVIEW

       We are a principal investment firm focused on providing customized debt and equity financing to lower middle market companies, which we generally define as companies with annual revenues between $10 million and $100 million that operate in diverse industries. We invest primarily in secured debt instruments, equity investments, warrants and other securities of lower middle market companies based in the United States. Our principal investment objective is to maximize our portfolio's total return by generating current income from our debt investments and capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. Our core portfolio investments generally range in size from $2 million to $20 million.

       Our investments are generally made through MSCC and the Funds. Since the IPO, MSCC and MSMF have co-invested in substantially every investment we have made. In addition, approximately 88% of the MSC II portfolio investments as of the date of the Exchange Offer represented co-investments with MSCC and/or MSMF. MSCC and the Funds share the same investment strategies and criteria in the lower middle market, although they are subject to different regulatory regimes. An investor's return in MSCC will depend, in part, on the Funds' investment returns as MSMF is a wholly owned subsidiary of MSCC and MSC II is a majority owned subsidiary of MSCC subsequent to the Exchange Offer.

       We seek to fill the current financing gap for lower middle market businesses, which, historically, have had more limited access to financing from commercial banks and other traditional sources. Given the current credit environment, we believe the limited access to financing for lower middle market companies is even more pronounced. The underserved nature of the lower middle market creates the opportunity for us to meet the financing needs of lower middle market companies while also negotiating favorable transaction terms and equity participations. Our ability to invest across a company's capital structure, from senior secured loans to equity securities, allows us to offer portfolio companies a comprehensive suite of financing solutions, or "one stop" financing. Providing customized, "one stop" financing solutions has become even more relevant to our portfolio companies in the current credit environment. We generally seek to partner directly with entrepreneurs, management teams and business owners in making our investments. Main Street believes that its core investment strategy has a lower correlation to the broader debt and equity markets.

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

       During 2009, we paid monthly dividends of $0.125 per share, or $1.50 per share for the entire year. For tax purposes, the monthly dividend paid in January 2009 was applied against the 2008 taxable income distribution requirements since it was declared and accrued prior to December 31, 2008. We generated undistributed taxable income (or "spillover income") of approximately $0.8 million, or $0.08 per share, during 2009 that was carried forward toward distributions paid in 2010. For the 2009 calendar year, the dividends paid of $1.50 per share represented an increase of 5.3% over the total dividends of $1.425 per share paid during calendar year 2008. In December 2009, we declared monthly dividends for the first quarter of 2010 totaling $0.375 per share. In March 2010, we declared monthly dividends for the second quarter of 2010 totaling $0.375 per share. Including the dividends declared for the first and second quarters of 2010, we will have paid approximately $4.01 per share in cumulative dividends since our October 2007 initial public offering.

       At December 31, 2009, we had $48.7 million in cash and cash equivalents, marketable securities, and idle funds investments. In January 2010, we completed a follow-on public stock offering in which we sold 2,875,000 shares of common stock, including the underwriters' exercise of the over-allotment option, at a price to the public of $14.75 per share, resulting in total net proceeds of approximately $40.1 million, after deducting underwriters' commissions and offering costs. Due to our existing cash, cash equivalents, marketable securities and idle funds investments, and available leverage, we expect to have sufficient cash resources to support our investment and operational activities through all of calendar year 2010. However, this projection will be impacted by, among other things, the pace of new and follow-on investments, debt repayments and investment redemptions, the level of cash flow from operations and cash flow from realized gains, and the level of dividends we pay in cash.

       The American Recovery and Reinvestment Act of 2009 enacted in February 2009 (the "Stimulus Bill") contains several provisions applicable to SBIC funds, including the Funds. One of the key SBIC-related provisions included in the Stimulus Bill increased the maximum amount of combined SBIC leverage (or SBIC leverage cap) to $225 million for affiliated SBIC funds. The prior maximum amount of SBIC leverage available to affiliated SBIC funds was approximately $137 million. Since the increase in the SBIC leverage cap applies to affiliated SBIC funds, Main Street is required to allocate such increased borrowing capacity between the Funds. Subsequent to the Exchange Offer, Main Street now has access to an incremental $90 million in SBIC leverage capacity, subject to the required capitalization of each of the Funds, in addition to the $70 million of existing MSC II SBIC leverage and the $65 million of MSMF SBIC leverage.

       A recently proposed bill, the Small Business Financing and Investment Act of 2009, or HR 3854, would increase the total SBIC leverage capacity for the Funds from $225 million to $350 million. If enacted, this bill would increase Main Street's SBIC leverage capacity through the Funds by an additional $125 million.

       In our view, the SBIC leverage, including the increased capacity, remains a strategic advantage due to its long-term, flexible structure and a low fixed cost. The SBIC leverage also provides proper matching of duration and cost compared with our core portfolio investments. As of December 31, 2009, the weighted average duration of our core portfolio debt investments was approximately 3.1 years compared to a weighted average duration of 6.1 years for our SBIC leverage. As of December 31, 2009, approximately 87% of core portfolio debt investments bear interest at fixed rates which is also appropriately matched by the long-term, low cost fixed rates available through our SBIC leverage. In addition, we believe the embedded value of our SBIC leverage would be significant if we adopted the fair value option provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("Codification" or "ASC") 825, Financial Instruments, relating to accounting for debt obligations at their fair value.

CRITICAL ACCOUNTING POLICIES

  Basis of Presentation

       Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). For the years ended December 31, 2009 and 2008, the consolidated financial statements of Main Street include the accounts of MSCC, MSMF, MSEI and MSMF GP. The Investment Manager is accounted for as a portfolio investment. "Marketable securities and idle funds investments" are classified as financial instruments and are reported separately on our Consolidated Balance Sheets and Consolidated Schedule of Investments due to the nature of such investments. To allow for more relevant disclosure of our "core" investment portfolio, "core" portfolio investments, as used herein, refers to all of our portfolio investments excluding the Investment Manager and "Marketable securities and idle funds investments." Main Street's results of operations and cash flows for the years ended December 31, 2009, 2008, and 2007, and financial positions as of December 31, 2009 and 2008, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its subsidiaries have been eliminated in consolidation.

       Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the Audit and Accounting Guide for Investment Companies issued by the American Institute of Certified Public Accountants (the "AICPA Guide"), we are precluded from consolidating portfolio company investments, including those in which we have a controlling interest, unless the portfolio company is another investment company. An exception to this general principle in the AICPA Guide occurs if we own a controlled operating company that provides all or substantially all of its services directly to us, or to an investment company of ours. None of the investments made by us qualify for this exception. Therefore, our portfolio investments are carried on the balance sheet at fair value, as discussed further in Note B to our consolidated financial statements, with any adjustments to fair value recognized as "Net Change in Unrealized Appreciation (Depreciation) from Investments" on our Statement of Operations until the investment is disposed of, resulting in any gain or loss on exit being recognized as a "Net Realized Gain (Loss) from Investments."

  Portfolio Investment Valuation

       The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of our portfolio investments and the related amounts of unrealized appreciation and depreciation. As of December 31, 2009 and 2008, approximately 72% and 74%, respectively, of our total assets represented investments in portfolio companies valued at fair value (including the investment in the Investment Manager). We are required to report our investments at fair value. We adopted the provisions of ASC 820, Fair Value Measurements and Disclosures in the first quarter of 2008. ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

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

       For valuation purposes, control investments are composed of equity and debt securities for which we have a controlling interest in the portfolio company or have the ability to nominate a majority of the portfolio company's board of directors. Market quotations are generally not readily available for our control investments. As a result, we determine the fair value of control investments using a combination of market and income approaches. Under the market approach, we will typically use the enterprise value methodology to determine the fair value of these investments. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, we analyze various factors, including the portfolio company's historical and projected financial results. We allocate the enterprise value to investments in order of the legal priority of the investments. We will also use the income approach to determine the fair value of these securities, based on projections of the discounted future free cash flows that the portfolio company or the debt security will likely generate. The valuation approaches for our control investments estimate the value of the investment if we were to sell, or exit, the investment, assuming the highest and best use of the investment by market participants. In addition, these valuation approaches consider the value associated with our ability to control the capital structure of the portfolio company, as well as the timing of a potential exit.

       For valuation purposes, non-control investments are composed of debt and equity securities for which we do not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company's board of directors. Market quotations for our non-control investments are generally not readily available. For our non-control investments, we use a combination of the market and income approaches to value our equity investments and the income approach to value our debt instruments. For non-control debt investments, we determine the fair value primarily using a yield approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Our estimate of the expected repayment date of a debt security is generally the legal maturity date of the instrument, as we generally intend to hold our loans to maturity. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. We will use the value determined by the yield analysis as the fair value for that security; however, because of our general intent to hold our loans to maturity, the fair value will not exceed the face amount of the debt security. A change in the assumptions that we use to estimate the fair value of our debt securities using the yield analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or a debt security is in workout status, we may consider other factors in determining the fair value of a debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis.

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

  Revenue Recognition

  Interest and Dividend Income

       We record interest and dividend income on the accrual basis to the extent amounts are expected to be collected. Dividend income is recorded as dividends are declared or at the point an obligation exists for the portfolio company to make a distribution. In accordance with our valuation policy, we evaluate accrued interest and dividend income periodically for collectability. When a loan or debt security becomes 90 days or more past due, and if we otherwise do not expect the debtor to be able to service all of its debt or other obligations, we will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security's status significantly improves regarding ability to service the debt or other obligations, or if a loan or debt security is fully impaired, sold or written off, we will remove it from non-accrual status.

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

  Payment-in-Kind ("PIK") Interest

       While not significant to our total core debt investment portfolio, we currently hold several loans in our core portfolio that contain PIK interest provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain regulated investment company ("RIC") tax treatment (as discussed below), this non-cash source of income will need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest in cash. We will stop accruing PIK interest and write off any accrued and uncollected interest when it is determined that PIK interest is no longer collectible.

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

  Income Taxes

       MSCC has elected and intends to qualify for the tax treatment applicable to a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), and, among other things, intends to make the required distributions to our stockholders as specified therein. As a RIC, we generally will not pay corporate-level federal income taxes on any net ordinary income or capital gains that we distribute to our stockholders as dividends. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income.

       MSCC's wholly owned subsidiary, MSEI, is a taxable entity which holds certain of our core portfolio investments. MSEI is consolidated for U.S. GAAP reporting purposes, and the core portfolio investments held by MSEI are included in our consolidated financial statements. The principal purpose of MSEI is to permit us to hold equity investments in portfolio companies which are "pass through" entities for tax purposes in order to comply with the "source income" requirements contained in the RIC tax provisions. MSEI is not consolidated with Main Street for income tax purposes and may generate income tax expense or income tax benefit as a result of MSEI's ownership of certain core portfolio investments. This income tax expense or benefit, if any, is reflected in our consolidated statement of operations.

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

       Summaries of the composition of our core investment portfolio at cost and fair value as a percentage of total core portfolio investments are shown in the following table:

Cost:	December 31, 2009	December 31, 2008
First lien debt	69.3%	76.2%
Equity	13.4%	11.0%
Second lien debt	10.7%	7.4%
Equity warrants	6.6%	5.4%

	100.0%	100.0%

Fair Value:	December 31, 2009	December 31, 2008
First lien debt	57.4%	67.0%
Equity	19.5%	15.7%
Equity warrants	13.5%	10.2%
Second lien debt	9.6%	7.1%

	100.0%	100.0%

       The following table shows the core portfolio composition by geographic region of the United States at cost and fair value as a percentage of total core portfolio investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company:

Cost:	December 31, 2009	December 31, 2008
Southwest	50.1%	50.2%
West	28.6%	36.3%
Southeast	9.0%	5.1%
Midwest	6.9%	4.7%
Northeast	5.4%	3.7%

	100.0%	100.0%

Fair Value:	December 31, 2009	December 31, 2008
Southwest	51.1%	56.0%
West	28.4%	31.1%
Southeast	8.4%	4.1%
Midwest	6.3%	5.1%
Northeast	5.8%	3.7%

	100.0%	100.0%

       Main Street's core portfolio investments are generally in lower middle market companies conducting business in a variety of industries. Set forth below are tables showing the composition of Main Street's core portfolio by industry at cost and fair value as of December 31, 2009 and 2008:

Cost:	December 31, 2009	December 31, 2008
Professional services	10.1%	4.1%
Precast concrete manufacturing	9.7%	11.3%
Custom wood products	9.1%	9.3%
Retail	7.5%	6.5%
Electronics manufacturing	7.1%	7.6%
Agricultural services	6.6%	8.3%
Industrial equipment	6.4%	12.0%
Transportation/Logistics	6.1%	6.6%
Restaurant	5.6%	6.1%
Information services	5.1%	0.9%
Industrial services	5.0%	0.5%
Health care services	4.7%	4.2%
Manufacturing	4.1%	4.7%
Equipment rental	3.6%	2.1%
Health care products	3.0%	5.8%
Metal fabrication	2.5%	3.4%
Governmental services	2.0%	0.0%
Infrastructure products	1.6%	1.7%
Distribution	0.2%	0.1%
Mining and minerals	0.0%	4.8%

	100.0%	100.0%

Fair Value:	December 31, 2009	December 31, 2008
Precast concrete manufacturing	11.5%	13.7%
Professional services	10.1%	5.4%
Health care services	9.1%	6.1%
Agricultural services	7.9%	8.1%
Industrial services	7.0%	2.8%
Retail	6.6%	7.0%
Transportation/Logistics	6.3%	6.5%
Electronics manufacturing	6.2%	7.7%
Restaurant	6.2%	6.7%
Industrial equipment	5.2%	10.2%
Metal fabrication	4.5%	4.3%
Information services	4.4%	0.9%
Manufacturing	3.9%	5.1%
Custom wood products	3.2%	6.8%
Health care products	2.9%	5.8%
Equipment rental	2.3%	2.0%
Governmental services	2.1%	0.0%
Distribution	0.4%	0.4%
Infrastructure products	0.2%	0.5%

	100.0%	100.0%

       Our core portfolio investments carry a number of risks including, but not limited to: (1) investing in lower middle market companies which may have a limited operating history and financial resources; (2) holding investments that are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment grade debt and equity investments in private, lower middle market companies.

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

       The following table shows the distribution of our core investments on our 1 to 5 investment rating scale at fair value as of December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in thousands)
1	$14,509	11.5%	$27,523	24.9%
2	51,160	40.7%	23,150	21.0%
3	50,716	40.3%	53,123	48.1%
4	9,000	7.1%	6,035	5.5%
5	500	0.4%	500	0.5%

Totals	$125,885	100.0%	$110,331	100.0%

       Based upon our investment rating system, the weighted average rating of our portfolio as of December 31, 2009 and 2008 was approximately 2.4. As of December 31, 2009 and 2008, we had three investments and one investment, respectively, on non-accrual status comprising approximately 1.4% and 0.5%, respectively, of the total portfolio investments at fair value for each year then ended (excluding Main Street's investment in the Investment Manager).

       The broader fundamentals of the United States economy remain at depressed levels. Unemployment levels remain elevated and consumer fundamentals remain depressed, which has led to reductions in spending by both consumers and businesses. In the event that the United States economy remains depressed, it is likely that the financial results of small- to mid-sized companies, like those in which we invest, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in defaults. In addition, the end markets for certain of our portfolio companies' products and services have experienced negative economic trends. We are seeing reduced operating results at several portfolio companies due to the general economic difficulties. Consequently, we can provide no assurance that the performance of certain of our portfolio companies will not be negatively impacted by these economic or other conditions, which could also have a negative impact on our future results.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

  Comparison of years ended December 31, 2009 and December 31, 2008

	Years Ended December 31,		Net Change
	2009	2008	Amount	%
	(dollars in millions)
Total investment income	$16.0	$17.3	$(1.3)	(7)%
Total expenses	(6.8)	(7.0)	0.2	(3)%

Net investment income	9.2	10.3	(1.1)	(11)%
Total net realized gain (loss) from investments	(7.8)	1.4	(9.2)	NM

Net realized income	1.4	11.7	(10.3)	(88)%
Net change in unrealized appreciation (depreciation) from investments	8.2	(4.0)	12.2	NM
Income tax benefit	2.3	3.2	(0.9)	(28)%

Net increase in net assets resulting from operations	$11.9	$10.9	$1.0	9%

	Years Ended December 31,		Net Change
	2009	2008	Amount	%
	(dollars in millions)
Net investment income	$9.2	$10.3	$(1.1)	(11)%
Share-based compensation expense	1.1	0.5	0.6	109%

Distributable net investment income(a)	10.3	10.8	(0.5)	(5)%
Total net realized gain (loss) from investments	(7.8)	1.4	(9.2)	NM

Distributable net realized income(a)	$2.5	$12.2	$(9.7)	(80)%

Distributable net investment income per share —
Basic and diluted(a)	$1.02	$1.19	$(0.17)	(14)%

Distributable net realized income per share —
Basic and diluted(a)	$0.25	$1.34	$(1.09)	(82)%

(a)
Distributable net investment income and distributable net realized income are net investment income and net realized income, respectively, as determined in accordance with U.S. generally accepted accounting principles, or GAAP, excluding the impact of share-based compensation expense which is non-cash in nature. Main Street believes presenting distributable net investment income and distributable net realized income, and related per share amounts, are useful and appropriate supplemental disclosures for analyzing its financial performance since share-based compensation does not require settlement in cash. However, distributable net investment income and distributable net realized income are non-GAAP measures and should not be considered as a replacement to net investment income, net realized income, and other earnings measures presented in accordance with GAAP. Instead, distributable net investment income and distributable net realized income should be reviewed only in connection with such GAAP measures in analyzing Main Street's financial performance. A reconciliation of net investment income and net realized income in accordance with GAAP to distributable net investment income and distributable net realized income is presented in the table above.

  Investment Income

       For the year ended December 31, 2009, total investment income was $16.0 million, a $1.3 million, or 7%, decrease over the $17.3 million of total investment income for the year ended December 31, 2008. This comparable period decrease was principally attributable to (i) lower dividend income of $1.4 million due to certain portfolio companies retaining their excess cash flow as additional cushion given reduced economic visibility and lower near-term earnings expectations and (ii) reduced levels of fee income of $1.3 million due to lower new investment originations; partially offset by higher interest income of $1.4 million from core portfolio debt investments and from marketable securities and idle funds investments on higher average levels of such investments.

  Expenses

       For the year ended December 31, 2009, total expenses decreased by approximately $0.2 million, or 3%, to $6.8 million from $7.0 million for the year ended December 31, 2008. The decrease in total expenses was primarily attributable to a $0.8 million reduction in general, administrative and other overhead expenses. The reduction in general, administrative and overhead costs primarily related to (i) lower accrued compensation expense given lower investment income levels, (ii) consulting fees received by the affiliated Investment Manager during 2009 and (iii) reduced costs for certain legal and administrative activities based upon developing internal resources to perform such activities. The decrease in general, administrative and other overhead expenses was partially offset by a $0.6 million increase in share-based compensation expense related to non-cash amortization for restricted share grants.

  Distributable Net Investment Income

       Distributable net investment income for the year ended December 31, 2009 was $10.3 million, or a 5% decrease, compared to distributable net investment income of $10.8 million during the year ended December 31, 2008. The decrease in distributable net investment income was primarily attributable to reduced levels of total investment income, partially offset by lower general, administrative and overhead expenses as discussed above.

  Net Investment Income

       Net investment income for the year ended December 31, 2009 was $9.2 million, or an 11% decrease, compared to net investment income of $10.3 million during the year ended December 31, 2008. The decrease in net investment income was principally attributable to the decrease in total investment income, partially offset by lower general, administrative and overhead expenses as discussed above.

  Distributable Net Realized Income

       For the year ended December 31, 2009, distributable net realized income was $2.5 million, or a $9.7 million decrease compared to distributable net realized income of $12.2 million for the year ended December 31, 2008. The decrease in distributable net realized income was primarily attributable to the level of net realized loss during 2009 and the decrease in distributable net investment income. The net realized loss of $7.8 million during 2009 principally related to realized losses recognized on the exit of our investments in two portfolio companies, partially offset by realized gains related to the partial exit of our equity investments in one portfolio company and realized gains related to marketable securities investments. The net realized gain of $1.4 million during 2008 principally related to realized gains recognized on equity investments in four portfolio companies, offset by realized losses on debt and equity investments in two portfolio companies.

  Net Realized Income

       The lower distributable net investment income for the year ended December 31, 2009 coupled with the higher level of net realized loss during that period resulted in a $10.3 million decrease in the net realized income for the year ended December 31, 2009 compared with 2008.

  Net Increase in Net Assets Resulting from Operations

       For the year ended December 31, 2009, we recorded a net change in unrealized appreciation in the amount of $8.2 million, or a $12.2 million increase, compared to the $4.0 million net change in unrealized depreciation for the year ended December 31, 2008. The $8.2 million net change in unrealized appreciation for the 2009 year was principally attributable to (i) $8.3 million in accounting reversals of net unrealized depreciation attributable to the total net realized loss on the exit of the portfolio investments and marketable securities investments discussed above, (ii) unrealized appreciation on fourteen investments in portfolio companies totaling $11.6 million, partially offset by unrealized depreciation on fifteen investments in portfolio companies totaling $11.7 million, (iii) $0.6 million in unrealized appreciation related to marketable securities investments and (iv) $0.6 million in unrealized depreciation attributable to our investment in the affiliated Investment Manager. For the 2009 year, we also recognized a net income tax benefit of $2.3 million principally related to deferred taxes on unrealized depreciation for certain portfolio investments held in our taxable subsidiary.

       As a result of these events, our net increase in net assets resulting from operations during the year ended December 31, 2009 was $11.9 million compared to a net increase in net assets resulting from operations of $10.9 million for the year ended December 31, 2008.

  Comparison of years ended December 31, 2008 and December 31, 2007

	Years Ended December 31,		Net Change
	2008	2007	Amount	%
	(dollars in millions)
Total investment income	$17.3	$12.5	$4.8	39%
Total expenses	(7.0)	(6.0)	(1.0)	17%

Net investment income	10.3	6.5	3.8	58%
Total net realized gain from investments	1.4	4.7	(3.3)	(70)%

Net realized income	11.7	11.2	0.5	4%
Net change in unrealized depreciation from investments	(4.0)	(5.4)	1.4	NM
Income tax benefit (provision)	3.2	(3.3)	6.5	NM

Net increase in net assets resulting from operations	$10.9	$2.5	$8.4	330%

	Years Ended December 31,		Net Change
	2008	2007	Amount	%
	(dollars in millions)
Net investment income	$10.3	$6.5	$3.8	58%
Share-based compensation expense	0.5	—	0.5	0%

Distributable net investment income(a)	10.8	6.5	4.3	66%
Total net realized gain from investments	1.4	4.7	(3.3)	(70)%

Distributable net realized income(a)	$12.2	$11.2	$1.0	9%

Distributable net investment income per share —
Basic and diluted(a)	$1.19	$0.76	$0.43	57%

Distributable net realized income per share —
Basic and diluted(a)	$1.34	$1.31	$0.03	3%

(a)
Distributable net investment income and distributable net realized income are net investment income and net realized income, respectively, as determined in accordance with U.S. generally accepted accounting principles, or GAAP, excluding the impact of share-based compensation expense which is non-cash in nature. Main Street believes presenting distributable net investment income and distributable net realized income, and related per share amounts, are useful and appropriate supplemental disclosures for analyzing its financial performance since share-based compensation does not require settlement in cash. However, distributable net investment income and distributable net realized income are non-GAAP measures and should not be considered as a replacement to net investment income, net realized income, and other earnings measures presented in accordance with GAAP. Instead, distributable net investment income and distributable net realized income should be reviewed only in connection with such GAAP measures in analyzing Main Street's financial performance. A reconciliation of net investment income and net realized income in accordance with GAAP to distributable net investment income and distributable net realized income is presented in the table above.

  Investment Income

       For the year ended December 31, 2008, total investment income was $17.3 million, a $4.8 million, or 39%, increase over the $12.5 million of total investment income for the year ended December 31, 2007. The increase was attributable to a $4.6 million increase in interest, fee and dividend income from investments and a $0.2 million increase in interest income from idle funds, which was principally earned on the remaining proceeds from our IPO. The increase in interest, fee and dividend income was primarily attributable to

(i) higher average levels of outstanding debt investments, which was principally due to the closing of eight new debt investments since December 31, 2007, partially offset by debt repayments received during the same period and certain investments that were on non-accrual status or written off in 2008, (ii) significantly higher levels of cash dividend income from portfolio equity investments, and (iii) higher levels of fee income. For the year ended December 31, 2008, Main Street received approximately $3.2 million in cash dividend payments from portfolio company equity investments. These dividend payments were paid to Main Street based upon the accumulated earnings and available cash of certain portfolio companies for the year ended December 31, 2008.

  Expenses

       For the year ended December 31, 2008, total expenses increased by approximately $1.0 million, or 17%, to approximately $7.0 million from $6.0 million for the year ended December 31, 2007. Share-based compensation expense recognized during 2008 related to non-cash amortization expense for restricted share grants made in July 2008 totaled $0.5 million. There were no similar expenses incurred during 2007. In addition, 2007 operating expenses included $0.7 million of costs related to Main Street's IPO which was completed in October 2007. There were no similar expenses incurred during 2008. Operating expenses, excluding the non-cash, share-based compensation expense and the 2007 IPO-related expenses discussed above, increased $1.2 million in 2008 compared with 2007 due to a $0.7 million increase in general and administrative expense associated with higher costs to operate as a public company and a $0.5 million increase in interest expense as a result of an additional $9.9 million of SBIC Debentures borrowed through MSMF during 2007, and unused commitment fees on two credit facilities totaling $80 million, one entered into in December 2007 and the other in October 2008, by MSCC.

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

  Net Realized Income

       The higher net investment income for the year ended December 31, 2008 offset by the lower net realized gains during that period resulted in a $0.5 million, or 4%, increase in the net realized income for the year ended December 31, 2008 compared with the corresponding period in 2007.

  Net Increase in Net Assets Resulting from Operations

       For the year ended December 31, 2008, the net increase in net assets resulting from operations was $10.9 million in 2008 compared with $2.5 million for the year ended December 31, 2007. The $4.0 million net change in unrealized depreciation from investments for 2008 was attributable to (i) $2.9 million from the accounting reversal of net unrealized appreciation attributable to the total net realized gain on the exit of six portfolio investments, (ii) unrealized depreciation on nine investments in portfolio companies totaling $8.9 million, offset by unrealized appreciation on thirteen investments in portfolio companies totaling $8.7 million, and (iii) $0.9 million in unrealized depreciation attributable to Main Street's investment in its affiliated investment manager. During 2008, Main Street also recognized a cumulative income tax benefit of $3.2 million primarily consisting of deferred tax benefits related to net unrealized losses and the difference between taxable income and book income from equity investments which are flow through entities on certain portfolio investments owned by MSEI, our wholly owned taxable subsidiary.

  Liquidity and Capital Resources

  Cash Flows

       For the year ended December 31, 2009, we experienced a net decrease in cash and cash equivalents in the amount of $4.8 million. During that period, we generated $8.0 million of cash from our operating activities, primarily from distributable net investment income partially offset by (i) the semi-annual interest payments on our SBIC debentures, (ii) decreases in accounts payable, and (iii) non-cash interest and dividends. We used $26.0 million in net cash from investing activities, principally including the funding of $85.9 million for marketable securities and idle funds investments and the funding of $24.7 million for new core portfolio company investments, partially offset by $73.5 million of cash proceeds from the sale of marketable securities and idle funds investments and $11.1 million in cash proceeds from the repayment of core portfolio debt investments. During 2009, $13.2 million in cash was provided by financing activities, which principally consisted of $16.2 million in net cash proceeds from a June 2009 public stock offering and $9.6 million in net proceeds from the issuance of SBIC debentures, partially offset by $11.2 million in cash dividends and $1.6 million in purchases of shares of our common stock as part of our share repurchase program.

       For the year ended December 31, 2008, we experienced a net decrease in cash and cash equivalents of $6.5 million. During that period, we generated $10.9 million of cash from our operating activities, primarily from distributable net investment income partially offset by the semi-annual interest payments on our SBIC debentures. We used $3.5 million in net cash for investing activities, principally due to the funding of new investments and several smaller follow-on investments for a total of $47.7 million. We also made a $4.2 million investment in idle funds investments, and received proceeds from the maturity of a $24.1 million investment in idle funds investments. We received $16.3 million in cash proceeds from repayment of debt investments and $8.0 million of cash proceeds from the redemption and sale of equity investments. For the year ended December 31, 2008, we used $13.9 million in cash for financing activities, which principally consisted of $13.2 million in cash dividends to stockholders, $0.4 million in deferred loan origination costs and $0.3 million used in the purchase of share of our common stock pursuant to our share repurchase program.

       For the year ended December 31, 2007, we experienced a net increase in cash and equivalents in the amount of $28.1 million. During 2007, we generated $5.4 million of cash from our operating activities, primarily from net investment income. We used $38.0 million in net cash for investing activities, principally due to the funding of new investments and several smaller follow-on investments for a total of $29.5 million of invested capital and the purchase of $24.1 million of investments in idle funds investments, partially offset by $9.6 million in cash proceeds from repayment of debt investments and $5.9 million of cash proceeds from the redemption or sale of several equity investments. We generated $60.7 million in cash from financing activities, which principally consisted of the net proceeds of $60.2 million from the IPO and $9.9 million in additional SBIC debenture borrowings, partially offset by $7.5 million of cash distributions to partners and stockholders and $1.6 million of payments related to IPO costs.

  Capital Resources

       As of December 31, 2009, we had $48.7 million in cash and cash equivalents, marketable securities, and idle funds investments, and our net assets totaled $129.7 million, or $11.96 per share. In January 2010, we completed a follow-on public stock offering in which we sold 2,875,000 shares of common stock, including the underwriters' exercise of the over-allotment option, at a price to the public of $14.75 per share, resulting in total net proceeds of approximately $40.1 million, after deducting underwriters' commissions and offering costs.

       On October 24, 2008, Main Street entered into a $30 million investment credit facility (the "Investment Facility") with Branch Banking and Trust Company ("BB&T") and Compass Bank, as lenders, and BB&T, as administrative agent for the lenders. The purpose of the Investment Facility is to provide additional liquidity in support of future investment and operational activities. The Investment Facility allows for an increase in the total size of the facility up to $75 million, subject to certain conditions, and has a maturity date of October 24, 2011. Borrowings under the Investment Facility bear interest, subject to Main Street's election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.75% or (ii) the applicable base rate plus 0.75%. Main Street pays unused commitment fees of 0.375% per annum on the average unused lender commitments under the Investment Facility. The Investment Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum liquidity of not less than 10% of the aggregate principal amount outstanding, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum tangible net worth. At December 31, 2009, Main Street had no borrowings outstanding under the Investment Facility, and Main Street was in compliance with the required financial covenants of the Investment Facility.

       Due to each of the Funds' status as a licensed SBIC, we have the ability to issue, through the Funds, debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA generally in an amount up to twice its regulatory capital, which effectively approximates the amount of its equity capital. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time. Debentures issued prior to September 2006 were subject to pre-payment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006. On December 31, 2009, we, through MSMF, had $65 million of outstanding indebtedness guaranteed by the SBA, which carried an average fixed interest rate of approximately 5.0%. The first maturity related to the SBIC debentures does not occur until 2013, and the weighted average duration is 6.1 years as of December 31, 2009.

       The Stimulus Bill contains several provisions applicable to SBIC funds, including the Funds. One of the key SBIC-related provisions included in the Stimulus Bill increased the maximum amount of combined SBIC leverage (or SBIC leverage cap) to $225 million for affiliated SBIC funds. The prior maximum amount of SBIC leverage available to affiliated SBIC funds was approximately $137 million. Since the increase in the SBIC leverage cap applies to affiliated SBIC funds, Main Street is required to allocate such increased borrowing capacity between the Funds. Subsequent to the Exchange Offer, Main Street now has access to an incremental $90 million in SBIC leverage capacity, subject to the required capitalization of each of the Funds, in addition to the $70 million of existing MSC II SBIC leverage and the $65 million of MSMF SBIC leverage.

       A recently proposed bill, the Small Business Financing and Investment Act of 2009, or HR 3854, would increase the total SBIC leverage capacity for the Funds from $225 million to $350 million. If enacted, this bill would increase Main Street's SBIC leverage capacity through the Funds by an additional $125 million.

       Due to our existing cash and cash equivalents, marketable securities, and idle funds investments and the available borrowing capacity through both the SBIC program and the Investment Facility, we project that we will have sufficient liquidity to fund our investment and operational activities through all of calendar year 2010. However, this projection will be impacted by, among other things, the pace of new and follow-on investments, debt repayments and investment redemptions, the level of cash flow from operations and cash flow from realized gains, and the level of dividends we pay in cash. We anticipate that we will continue to fund our investment activities through existing cash and cash equivalents, the liquidation of marketable securities and idle funds investments, and a combination of future debt and equity capital. Our primary uses of funds will be investments in portfolio companies, operating expenses and cash distributions to holders of our common stock.

       We periodically invest excess cash balances into marketable securities and idle funds investments. The investment objective of marketable securities and idle funds investments is to generate incremental cash returns on excess cash balances prior to utilizing those funds for investment in our core portfolio investment strategy. Marketable securities and idle funds investments generally consist of secured debt investments, independently rated debt investments, certificates of deposit with financial institutions, and diversified bond funds. The composition of marketable securities and idle funds investments will vary in a given period based upon, among other things, changes in market conditions, the underlying fundamentals in our marketable securities and idle funds investments, our outlook regarding future core portfolio investment needs, and any regulatory requirements applicable to Main Street.

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

       In order to satisfy the Code requirements applicable to a RIC, we intend to distribute to our stockholders substantially all of our taxable income, but we may also elect to periodically spillover certain excess undistributed taxable income from one tax year into the next tax year. In addition, as a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. In January 2008, we received exemptive relief from the SEC that permits us to exclude SBA-guaranteed debt issued by our wholly owned SBIC subsidiary, MSMF, from our asset coverage ratio, which, in turn, enables us to fund more investments with debt capital. We expect to have similar relief from the SEC with respect to SBIC debt securities issued by MSC II, including the $70 million of currently outstanding debt related to its participation in the SBIC program.

       On December 31, 2007, we entered into a treasury-based credit facility (the "Treasury Facility") with Wachovia Bank, National Association and BB&T, as administrative agent for the lenders. The purpose of the Treasury Facility was to provide flexibility in the sizing of core portfolio investments and to facilitate the growth of our core investment portfolio. However, due to the maturation of our core investment portfolio and the additional flexibility provided by the Investment Facility, we unilaterally terminated the Treasury Facility on July 10, 2009 in order to eliminate the unused commitment fees that would have been paid under this facility over its remaining term.

  Current Market Conditions

       The broader fundamentals of the United States economy remain at depressed levels. Unemployment levels remain elevated and consumer fundamentals remain depressed, which has led to significant reductions in spending by both consumers and businesses.

       Although we have been able to secure access to additional liquidity, including our recent public stock offering, the $30 million Investment Facility, and the increase in available leverage through the SBIC program as part of the Stimulus Bill, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

       The deterioration in consumer confidence and a general reduction in spending by both consumers and businesses has had an adverse effect on a number of the industries in which some of our portfolio companies operate. The results of some of the lower middle market companies like those in which we invest, may continue to experience deterioration, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in their defaults. In addition, the end markets for certain of our portfolio companies' products and services have experienced negative economic trends. We can provide no assurance that the performance of our portfolio companies will not be negatively impacted by economic or other conditions, which could have a negative impact on our future results.

  Recently Issued Accounting Standards

       In December 2007, the FASB issued ASC 805, Business Combinations. Under ASC 805, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, replacing the previous cost-allocation process. ASC 805 also includes a substantial number of new disclosure requirements. ASC 805 is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. We adopted ASC 805 on January 1, 2009. We are accounting for the Exchange Offer under ASC 805 with the impact on the financial statements discussed in Note R to the consolidated financial statements.

       In June 2008, the FASB amended ASC 260, Earnings Per Share with ASC 260-10-45-61A which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS"). ASC 260-10-45-61A is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented is required to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the amended provisions of ASC 260. Early application is not permitted. We have determined that shares of restricted stock granted to our employees and directors are participating securities prior to vesting. For the years ended December 31, 2009 and 2008, 291,739 and 255,645 shares, respectively, of non-vested restricted stock have been included in Main Street's basic and diluted EPS computations.

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

       In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles, which became the single official source of authoritative, nongovernmental U.S. GAAP, other than rules and interpretive releases issued by the Securities and Exchange Commission. The Codification reorganized the literature and changed the naming mechanism by which topics are referenced. ASC 105 was effective for us during our interim period ended September 30, 2009. As required, references to pre-codification accounting literature have been changed throughout this annual report on Form 10-K to appropriately reference the Codification. Our accounting policies and amounts presented in the financial statements were not impacted by this change.

  Inflation

       Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in this report. However, our portfolio companies have experienced, and may in the future experience, the impacts of inflation on their operating results, including periodic escalations in their costs for raw materials and required energy consumption.

  Off-Balance Sheet Arrangements

       We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At December 31, 2009, we had three outstanding commitments to fund unused revolving loans for up to $6,315,000 in total.

  Contractual Obligations

       As of December 31, 2009, our future fixed commitments for cash payments on contractual obligations for each of the next five years and thereafter are as follows:

	Total	2010	2011	2012	2013	2014	2015 and thereafter
	(dollars in thousands)
SBIC debentures payable	$65,000	$—	$—	$—	$4,000	$18,000	$43,000
Interest due on SBIC debentures	23,713	3,437	3,720	3,730	3,720	3,414	5,692

Total	$88,713	$3,437	$3,720	$3,730	$7,720	$21,414	$48,692

       MSCC is obligated to make payments under a support services agreement with the Investment Manager. Subsequent to the completion of the Formation Transactions and the IPO, the Investment Manager is reimbursed for its excess cash expenses associated with providing investment management and other services to MSCC and its subsidiaries, as well as MSC II and third parties. Each quarter, as part of the support services agreement, MSCC makes payments to cover all cash expenses incurred by the Investment Manager, less the recurring management fees that the Investment Manager receives from MSC II pursuant to a long-term investment advisory services agreement and any other fees received from third parties for providing external services.

  Related Party Transactions

       We co-invested with MSC II in several existing portfolio investments prior to the Formation Transactions, but did not co-invest with MSC II subsequent to the Formation Transactions and prior to June 2008. In June 2008, we received exemptive relief from the SEC to allow us to resume co-investing with MSC II in accordance with the terms of such exemptive relief. The co-investments among us and MSC II have all been made at the same time and on the same terms and conditions. The co-investments were also made in accordance with the Investment Manager's conflicts policy and in accordance with the applicable SBIC conflict of interest regulations. MSC II is managed by the Investment Manager, and the Investment Manager is wholly owned by us. In January 2010, pursuant to the Exchange Offer Transactions, we issued 1,239,695 shares of common stock in exchange for approximately 88% of the total dollar value of the limited partner interests in MSC II.

       As discussed further in Note D to the accompanying consolidated financial statements, subsequent to the completion of the Formation Transactions, the Investment Manager is a wholly owned portfolio company of MSCC. At December 31, 2009 and 2008, the Investment Manager had a receivable of $217,422 and $302,633, respectively, with MSCC related to net cash expenses incurred by the Investment Manager required to support Main Street's business.

RECENT DEVELOPMENTS

  Exchange Offer Transactions

       On January 7, 2010, MSCC consummated the Exchange Offer to exchange 1,239,695 shares (the "Exchange Shares") of its common stock for approximately 88% of the total dollar value of the limited partner interests in MSC II. Pursuant to the terms of the Exchange Offer, 100% of the membership interests in MSC II GP were also transferred to MSCC for no consideration. MSC II commenced operations in January 2006, is an investment fund that operates as an SBIC and is managed by the Investment Manager pursuant to a separate investment advisory services agreement. The Exchange Offer was applicable to all MSC II limited partner interests except for any limited partner interests owned by affiliates of MSCC, including any limited partner interests owned by officers or directors of MSCC. The Exchange Offer was formally approved by the SBA prior to closing. The Exchange Shares are subject to a one-year contractual lock-up from the Exchange Offer closing date. An approximately 12% minority ownership in the total dollar value of the MSC II limited partnership interests remains outstanding, including approximately 5% owned by affiliates of MSCC.

       As of the closing date of the Exchange Offer, MSC II had $70 million of SBIC debentures outstanding, which are guaranteed by the SBA and carry an average fixed interest rate of approximately 6%. The first principal maturity related to MSC II's SBIC debentures does not occur until 2016.

       Consummation of the Exchange Offer Transactions provides Main Street with access to additional long-term, low-cost leverage capacity through the SBIC program. The American Recovery and Reinvestment Act of 2009 enacted in February 2009 (the "Stimulus Bill") increased the maximum amount of combined SBIC leverage (or SBIC leverage cap) to $225 million for affiliated SBIC funds from the previous SBIC leverage cap of approximately $137 million. Since the increase in the SBIC leverage cap applies to affiliated SBIC funds, Main Street is required to allocate such increased borrowing capacity between MSMF and MSC II. Subsequent to the Exchange Offer, Main Street now has access to an incremental $90 million in SBIC leverage capacity, subject to the required capitalization of each of the Funds, in addition to the $70 million of existing MSC II SBIC leverage and the $65 million of SBIC leverage at MSMF. At the closing of the Exchange Offer, Main Street funded approximately $24 million in unfunded limited partner commitments for the limited partner interests it acquired in connection with the Exchange Offer in order to comply with SBA regulatory requirements, which was funded by Main Street in part with approximately

$12 million drawn down under its $30 million investment credit facility. We currently project that consummation of the Exchange Offer Transactions will be accretive to our calendar year 2010 distributable net investment income per share.

  Equity Offering

       Subsequent to the Exchange Offer in January 2010, we completed a public stock offering consisting of the public offering and sale of 2,875,000 shares of common stock, including the underwriters' exercise of the over-allotment option, at a price to the public of $14.75 per share, resulting in total net proceeds of approximately $40.1 million, after deducting underwriters' commissions and offering costs. Based upon the net proceeds from this offering and existing cash, marketable securities, and idle funds investments, we estimate that we have the required capitalization to access all of the $90 million in incremental SBIC leverage available through the SBIC Funds. We used approximately $12 million of the net proceeds from this offering to repay outstanding debt borrowed under our $30 million investment credit facility to fund MSC II capital commitments assumed in the Exchange Offer. We intend to use the remaining net proceeds from this offering to make investments in lower middle market companies in accordance with our investment objective and strategies, pay operating expenses and other cash obligations and for general corporate purposes. Pending such uses, we may invest the net proceeds of this offering primarily in marketable securities and idle funds investments, which may include investments in secured intermediate term bank debt and other independently rated debt investments.

  Other

       During January 2010, we sold our investment in Quest Design and Production, LLC ("Quest"), which was on non-accrual status as of December 31, 2009. We had recorded unrealized depreciation as of December 31, 2009 on our investment in Quest equal to the $4.0 million loss we will realize in the first quarter of 2010 related to the exit of this investment.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

       We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, marketable securities, and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. The significant majority of our debt investments are made with fixed interest rates for the term of the investment. However, as of December 31, 2009, approximately 13% of our core debt investment portfolio (at cost) bore interest at floating rates with 75% of those floating-rate debt investments (at cost) subject to contractual minimum interest rates. The long term interest rates on our outstanding indebtedness are fixed for the 10-year life of such debt. As of December 31, 2009, we had not entered into any interest rate hedging arrangements. At December 31, 2009, based on our applicable levels of floating-rate debt investments, a 1% change in interest rates would not have a material effect on our level of interest income from debt investments.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders' of
Main Street Capital Corporation

       We have audited the accompanying consolidated balance sheet of Main Street Capital Corporation (a Maryland corporation), and its consolidated subsidiaries, Main Street Mezzanine Management, LLC, Main Street Equity Interests, Inc. and Main Street Mezzanine Fund, LP, including the consolidated schedule of investments, as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in net assets and cash flows and the consolidated financial highlights (see Note H) for the three years then ended. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

       In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of Main Street Capital Corporation and subsidiaries as of December 31, 2009 and 2008 and the consolidated results of their operations, changes in net assets, cash flows and financial highlights for the three years then ended, in conformity with accounting principles generally accepted in the United States of America.

       As discussed in Note B to the consolidated financial statements, the company changed its method of accounting for the fair value of its portfolio investments on January 1, 2008 due to the adoption of new accounting guidance related to fair value measurements.

       As discussed in Note B to the consolidated financial statements, the company adopted new accounting guidance on January 1, 2009 related to the inclusion of certain instruments granted in share-based payment transactions in the calculation of basic earnings per common share.

       We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Main Street Capital Corporation's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2010, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ GRANT THORNTON LLP

Houston, Texas
March 10, 2010

 Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders' of
Main Street Capital Corporation

       We have audited Main Street Capital Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Main Street Capital Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

       A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

       Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

       In our opinion, Main Street Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by COSO.

       We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Main Street Capital Corporation and subsidiaries as of December 31, 2009 and 2008, including the consolidated schedule of investments as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in net assets and cash flows, and the financial highlights (see Note H), for the three years then ended, and our report dated March 10, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Houston, Texas
March 10, 2010

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

	December 31, 2009	December 31, 2008
ASSETS
Investments at fair value:
Control investments (cost: $59,544,719 and $60,767,805 as of December 31, 2009 and 2008, respectively)	$66,400,667	$65,542,608
Affiliate investments (cost: $39,252,445 and $37,946,800 as of December 31, 2009 and 2008, respectively)	46,886,202	39,412,695
Non-Control/Non-Affiliate investments (cost: $13,492,373 and $6,245,405 as of December 31, 2009 and 2008, respectively)	12,598,354	5,375,886
Investment in affiliated Investment Manager (cost: $18,000,000 as of December 31, 2009 and 2008, respectively)	16,036,838	16,675,626

Total investments (cost: $130,289,537 and $122,960,010 as of December 31, 2009 and 2008, respectively)	141,922,061	127,006,815
Marketable securities and idle funds investments (cost: $17,243,407 and $4,218,704 as of December 31, 2009 and 2008, respectively)	18,070,887	4,389,795
Cash and cash equivalents	30,619,998	35,374,826
Deferred tax asset	2,716,400	1,121,681
Other assets	1,509,608	1,100,922
Deferred financing costs (net of accumulated amortization of $1,071,676 and $956,037 as of December 31, 2009 and 2008, respectively)	1,611,508	1,635,238

Total assets	$196,450,462	$170,629,277

LIABILITIES
SBIC debentures	$65,000,000	$55,000,000
Interest payable	1,069,148	1,108,193
Dividend payable	—	726,464
Accounts payable and other liabilities	721,183	1,438,564

Total liabilities	66,790,331	58,273,221
Commitments and contingencies
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 10,842,447 and 9,206,483 issued and outstanding as of December 31, 2009 and 2008, respectively)	108,425	92,065
Additional paid-in capital	123,534,156	104,467,740
Undistributed net realized income (loss)	(8,652,154)	3,658,495
Net unrealized appreciation from investments, net of income taxes	14,669,704	4,137,756

Total net assets	129,660,131	112,356,056

Total liabilities and net assets	$196,450,462	$170,629,277

NET ASSET VALUE PER SHARE	$11.96	$12.20

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

	Years Ended December 31,
	2009	2008	2007
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$8,022,687	$9,826,369	$5,201,382
Affiliate investments	4,581,295	4,842,442	5,390,655
Non-Control/Non-Affiliate investments	1,225,995	1,454,718	720,076

Total interest, fee and dividend income	13,829,977	16,123,529	11,312,113
Interest from marketable securities, idle funds and other	2,172,270	1,171,897	1,162,865

Total investment income	16,002,247	17,295,426	12,474,978
EXPENSES:
Interest	(3,790,702)	(3,777,919)	(3,245,839)
General and administrative	(1,351,451)	(1,684,084)	(512,253)
Expenses reimbursed to affiliated Investment Manager	(569,868)	(1,006,835)	—
Management fees to affiliate	—	—	(1,499,937)
Share-based compensation	(1,068,397)	(511,452)	—
Professional costs related to initial public offering	—	—	(695,250)

Total expenses	(6,780,418)	(6,980,290)	(5,953,279)

NET INVESTMENT INCOME	9,221,829	10,315,136	6,521,699
NET REALIZED GAIN (LOSS) FROM INVESTMENTS:
Control investments	(3,441,483)	188,214	1,802,713
Affiliate investments	(5,055,796)	1,209,280	3,160,034
Non-Control/Non-Affiliate investments	70,628	—	(270,538)
Marketable securities and idle funds investments	629,103	—	—

Total net realized gain (loss) from investments	(7,797,548)	1,397,494	4,692,209

NET REALIZED INCOME	1,424,281	11,712,630	11,213,908
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) FROM INVESTMENTS:
Core portfolio investments, marketable securities and idle funds investments	8,880,895	(3,011,718)	(5,031,493)
Investment in affiliated Investment Manager	(638,788)	(949,374)	(375,000)

Total net change in unrealized appreciation (depreciation) from investments	8,242,107	(3,961,092)	(5,406,493)

Income tax (provision) benefit	2,289,841	3,182,401	(3,262,539)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$11,956,229	$10,933,939	$2,544,876

NET INVESTMENT INCOME PER SHARE — BASIC AND DILUTED	$0.92	$1.13	$0.76

NET REALIZED INCOME PER SHARE — BASIC AND DILUTED	$0.14	$1.29	$1.31

DIVIDENDS PAID PER SHARE	$1.50	$1.43	$1.10

NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS PER SHARE — BASIC AND DILUTED	$1.19	$1.20	$0.30

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	10,042,639	9,095,904	8,587,701

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

							Net Unrealized Appreciation from Investments, Net of Income Taxes
			Common Stock
	Members' Equity (General Partner)
		Limited Partners' Capital	Number of Shares	Par Value	Additional Paid-In Capital	Undistributed Net Realized Income (Loss)		Total Net Assets
Balances at December 31, 2006	$181,770	$25,239,239	—	$—	$—	$4,266,043	$13,585,479	$43,272,531
Capital contributions	—	300,081	—	—	—	—	—	300,081
Distributions to partners	—	—	—	—	—	(6,500,000)	—	(6,500,000)
Formation Transactions	(181,770)	(25,539,320)	4,525,726	45,257	43,675,833	—	—	18,000,000
Initial Capitalization	—	—	1,000	10	990	—	—	1,000
Public offering of common stock	—	—	4,300,000	43,000	60,139,997	—	—	60,182,997
Costs related to offering	—	—	—	—	(1,642,573)	—		(1,642,573)
Dividends paid to stockholders	—	—	—	—	—	(2,912,820)	—	(2,912,820)
Dividend reinvestment	—	—	132,992	1,330	1,901,786	—	—	1,903,116
Net increase resulting from operations	—	—	—	—	—	11,213,908	(8,669,032)	2,544,876

Balances at December 31, 2007	—	—	8,959,718	89,597	104,076,033	6,067,131	4,916,447	115,149,208
Dividend reinvestment	—	—	15,820	158	213,571	—	—	213,729
Share repurchase program	—	—	(34,700)	(347)	(330,659)	—	—	(331,006)
Issuance of restricted stock, net of forfeitures	—	—	265,645	2,657	(2,657)	—	—	—
Share-based compensation	—	—	—	—	511,452	—	—	511,452
Dividends to stockholders	—	—	—	—	—	(14,121,266)	—	(14,121,266)
Net increase resulting from operations	—	—	—	—	—	11,712,630	(778,691)	10,933,939

Balances at December 31, 2008	—	—	9,206,483	92,065	104,467,740	3,658,495	4,137,756	112,356,056
Dividend reinvestment	—	—	271,906	2,719	3,690,001	—	—	3,692,720
Public offering of common stock, net of offering costs	—	—	1,437,500	14,375	16,176,533	—	—	16,190,908
Share repurchase program	—	—	(164,544)	(1,645)	(1,615,461)	—	—	(1,617,106)
Issuance of restricted stock, net of forfeitures	—	—	107,505	1,075	(1,075)	—	—	—
Share-based compensation	—	—	—	—	1,068,397	—	—	1,068,397
Purchase of vested stock for employee payroll tax withholding	—	—	(16,403)	(164)	(251,979)	—	—	(252,143)
Dividends to stockholders	—	—	—	—	—	(13,734,930)	—	(13,734,930)
Net increase resulting from operations	—	—	—	—	—	1,424,281	10,531,948	11,956,229

Balances at December 31, 2009	$—	$—	10,842,447	$108,425	$123,534,156	$(8,652,154)	$14,669,704	$129,660,131

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations:	$11,956,229	$10,933,939	$2,544,876
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized (appreciation) depreciation from investments	(8,242,107)	3,961,092	5,406,493
Net realized (gain) loss from investments	7,797,548	(1,397,494)	(4,692,209)
Accretion of unearned income	(701,956)	(1,062,452)	(998,069)
Net payment-in-kind interest accrual	(655,762)	(216,505)	(260,806)
Share-based compensation expense	1,068,397	511,452	—
Amortization of deferred financing costs	414,545	426,084	186,106
Deferred taxes	(1,594,719)	(4,147,353)	3,025,672
Other	(578,404)	612,143	467,558
Changes in other assets and liabilities:
Other assets	(444,524)	418,166	(876,945)
Interest payable	(39,045)	45,521	207,731
Accounts payable and other liabilities	(935,595)	828,098	394,510

Net cash provided by operating activities	8,044,607	10,912,691	5,404,917
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in portfolio companies	(24,741,598)	(47,698,567)	(29,479,023)
Investments in marketable securities and idle funds investments	(85,855,676)	(4,218,704)	(24,063,261)
Proceeds from marketable securities and idle funds investments	73,513,104	24,063,261	—
Principal payments received on loans and debt securities	11,121,773	16,300,750	9,614,338
Proceeds from sale of equity securities and related notes	—	8,029,339	5,934,420

Net cash provided by (used in) investing activities	(25,962,397)	(3,523,921)	(37,993,526)
CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase program	(1,617,106)	(331,006)	—
Proceeds from public offering of common stock, net of offering costs	16,190,908	—	60,183,997
Proceeds from capital contributions	—	—	300,081
Distributions to members and partners	—	—	(6,500,000)
Dividends paid to stockholders	(11,167,882)	(12,781,074)	(1,009,704)
Net change in DRIP deposit	400,000	(400,000)	—
Proceeds from issuance of SBIC debentures	10,000,000	—	9,900,000
Payment of initial public offering costs	—	—	(1,642,573)
Purchase of vested stock for employee payroll tax withholding	(252,143)	—	—
Payment of deferred loan costs and SBIC debenture fees	(390,815)	(391,188)	(522,587)

Net cash provided by (used in) financing activities	13,162,962	(13,903,268)	60,709,214

Net increase (decrease) in cash and cash equivalents	(4,754,828)	(6,514,498)	28,120,605
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,374,826	41,889,324	13,768,719

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,619,998	$35,374,826	$41,889,324

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2009

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value
Control Investments(3)
Café Brazil, LLC	Casual Restaurant Group
12% Secured Debt (Maturity—April 20, 2011)		$2,500,000	$2,487,947	$2,500,000
Member Units(7) (Fully diluted 42.3%)			41,837	1,520,000

			2,529,784	4,020,000
CBT Nuggets, LLC	Produces and Sells
14% Secured Debt (Maturity—December 31, 2013)	IT Certification	1,680,000	1,656,400	1,680,000
10% Secured Debt (Maturity—March 31, 2012)	Training Videos	915,000	915,000	915,000
Member Units(7) (Fully diluted 24.5%)			299,520	1,500,000

			2,870,920	4,095,000
Ceres Management, LLC (Lambs)	Aftermarket Automotive
14% Secured Debt (Maturity — May 31, 2013)	Services Chain	2,400,000	2,377,388	2,377,388
Member Units (Fully diluted 42.0%)			1,200,000	920,000
Class B Member Units (Non-voting)			218,395	218,395

			3,795,783	3,515,783
Condit Exhibits, LLC	Tradeshow Exhibits/
13% current / 5% PIK Secured Debt (Maturity — July 1, 2013)	Custom Displays	2,651,514	2,622,107	2,622,107
Warrants (Fully diluted 28.1%)			300,000	30,000

			2,922,107	2,652,107
Gulf Manufacturing, LLC	Industrial Metal
Prime plus 1% Secured Debt (Maturity — August 31, 2012)	Fabrication	1,200,000	1,193,135	1,200,000
13% Secured Debt (Maturity — August 31, 2012)		1,000,000	937,602	998,095
Member Units(7) (Fully diluted 18.4%)			472,000	2,360,000
Warrants (Fully diluted 8.4%)			160,000	1,080,000

			2,762,737	5,638,095
Hawthorne Customs & Dispatch Services, LLC	Transportation/
Member Units(7) (Fully diluted 44.4%)	Logistics		412,500	840,000

Hydratec Holdings, LLC	Agricultural Services
12.5% Secured Debt (Maturity — October 31, 2012)		2,995,244	2,956,635	2,956,635
Prime plus 1% Secured Debt (Maturity — October 31, 2012)		350,000	338,667	338,667
Member Units (Fully diluted 85.1%)			4,100,000	6,620,000

			7,395,302	9,915,302
Jensen Jewelers of Idaho, LLC	Retail Jewelry
Prime Plus 2% Secured Debt (Maturity — November 14, 2011)		1,044,000	1,035,321	1,044,000
13% current / 6% PIK Secured Debt (Maturity — November 14, 2011)		1,067,437	1,055,154	1,067,437
Member Units(7) (Fully diluted 24.3%)			376,000	290,000

			2,466,475	2,401,437

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2009

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value
NAPCO Precast, LLC	Precast Concrete
18% Secured Debt (Maturity — February 1, 2013)	Manufacturing	5,923,077	5,837,759	5,923,077
Prime Plus 2% Secured Debt (Maturity — February 1, 2013)(8)		3,384,615	3,361,940	3,384,615
Member Units(7) (Fully diluted 35.3%)			2,020,000	5,220,000

			11,219,699	14,527,692
OMi Holdings, Inc.	Manufacturer of
12% Secured Debt (Maturity — April 1, 2013)	Overhead Cranes	6,342,000	6,298,395	6,298,395
Common Stock (Fully diluted 28.8%)			900,000	270,000

			7,198,395	6,568,395
Quest Design & Production, LLC	Design and Fabrication
Prime plus 2% Secured Debt (Maturity — June 30, 2014)	of Custom Display	60,000	60,000	—
10% Secured Debt (Maturity — June 30, 2014)	Systems	600,000	465,060	200,000
0% Secured Debt (Maturity — June 30, 2014)		2,060,000	2,060,000	—
Warrants (Fully diluted 40.0%)			1,595,858	—
Warrants (Fully diluted 20.0%)			40,000	—

			4,220,918	200,000
Thermal & Mechanical Equipment, LLC	Heat Exchange / Filtration
13% current / 5% PIK Secured Debt (Maturity — September 25, 2014)	Products and Services	3,345,132	3,301,405	3,301,405
Prime plus 2% Secured Debt (Maturity — September 25, 2014)(8)		1,050,000	1,043,471	1,043,471
Warrants (Fully diluted 30.0%)			600,000	600,000

			4,944,876	4,944,876
Uvalco Supply, LLC	Farm and Ranch Supply
Member Units (Fully diluted 39.6%)(7)			1,113,243	1,390,000

Ziegler's NYPD, LLC	Casual Restaurant Group
Prime plus 2% Secured Debt (Maturity — October 1, 2013)(8)		600,000	595,252	595,252
13% current / 5% PIK Secured Debt (Maturity — October 1, 2013)		2,808,544	2,775,643	2,775,643
Warrants (Fully diluted 28.6%)			360,000	360,000

			3,730,895	3,730,895
Other			1,961,085	1,961,085

Subtotal Control Investments			59,544,719	66,400,667

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2009

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value
Affiliate Investments(4)
Advantage Millwork Company, Inc.	Manufacturer/Distributor
12% Secured Debt (Maturity — February 5, 2012)	of Wood Doors	3,066,667	2,970,656	1,200,000
Warrants (Fully diluted 12.2%)			97,808	—

			3,068,464	1,200,000
American Sensor Technologies, Inc.	Manufacturer of
Prime plus 0.5% Secured Debt (Maturity — May 31, 2010)(8)	Commercial/ Industrial Sensors	3,800,000	3,800,000	3,800,000
Warrants (Fully diluted 19.6%)			49,990	820,000

			3,849,990	4,620,000
California Healthcare Medical Billing, Inc.	Healthcare Billing and
12% Secured Debt (Maturity — October 17, 2013)	Records Management	1,410,000	1,182,803	1,275,400
12% Current / 6% PIK Secured Debt (Maturity — October 17, 2013)		858,794	842,583	842,583
Common Stock (Fully diluted 6.0%)			390,000	1,180,000
Warrants (Fully diluted 12.0%)			240,000	1,280,000

			2,655,386	4,577,983
Compact Power Equipment Centers, LLC	Light to Medium Duty
12% Secured Debt (Maturity — September 23, 2014)	Equipment Rental	1,800,000	1,778,702	1,778,702
Member Units (Fully diluted 6.9%)			688	688

			1,779,390	1,779,390
Houston Plating & Coatings, LLC	Plating & Industrial
Prime plus 2% Secured Debt (Maturity — July 19, 2011)	Coating Services	100,000	100,000	100,000
Prime plus 2% Secured Debt (Maturity — July 18, 2013)		200,000	200,000	200,000
Member Units(7) (Fully diluted 11.1%)			335,000	3,565,000

			635,000	3,865,000
Indianapolis Aviation Partners, LLC	FBO / Aviation Support
12% Secured Debt (Maturity — September 15, 2014)	Services	2,700,000	2,444,759	2,444,759
Warrants (Fully diluted 9.1%)			450,000	450,000
Warrants (Fully diluted 9.0%)			227,571	227,571

			3,122,330	3,122,330
KBK Industries, LLC	Specialty Manufacturer
14% Secured Debt (Maturity — January 23, 2011)	of Oilfield and	3,937,500	3,853,825	3,853,825
8% Secured Debt (Maturity — March 1, 2010)	Industrial Products	93,750	93,750	93,750
8% Secured Debt (Maturity — March 31, 2010)		450,000	450,000	450,000
Member Units(7) (Fully diluted 14.5%)			187,500	460,000

			4,585,075	4,857,575
Laurus Healthcare, LP	Healthcare Facilities /
13% Secured Debt (Maturity — May 7, 2012)	Services	2,275,000	2,275,000	2,275,000
Warrants (Fully diluted 17.5%)			105,000	4,400,000

			2,380,000	6,675,000
National Trench Safety, LLC	Trench & Traffic
10% PIK Debt (Maturity — April 16, 2014)	Safety Equipment	447,203	447,203	447,203
Member Units (Fully diluted 11.7%)			1,792,308	700,000

			2,239,511	1,147,203

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2009

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value
Olympus Building Services, Inc.	Custodial/Facilities
12% Secured Debt (Maturity — March 27, 2014)	Services	1,890,000	1,726,931	1,830,000
12% Current / 3% PIK Secured Debt (Maturity — March 27, 2014)		342,782	342,782	342,782
Warrants (Fully diluted 13.5%)			150,000	480,000

			2,219,713	2,652,782
Pulse Systems, LLC	Manufacturer of Components
Warrants (Fully diluted 7.4%)	for Medical Devices		132,856	340,000

Schneider Sales Management, LLC	Sales Consulting and
13% Secured Debt (Maturity — October 15, 2013)	Training	1,980,000	1,927,700	1,927,700
Warrants (Fully diluted 12.0%)			45,000	—

			1,972,700	1,927,700
Vision Interests, Inc.	Manufacturer/
13% Secured Debt (Maturity — June 5, 2012)	Installer of Commercial	3,760,000	3,622,160	3,220,000
Common Stock (Fully diluted 8.9%)	Signage		372,000	—
Warrants (Fully diluted 11.2%)			160,000	—

			4,154,160	3,220,000
Walden Smokey Point, Inc.	Specialty Transportation/
14% current / 4% PIK Secured Debt (Maturity — December 30, 2013)	Logistics	4,995,200	4,915,014	4,915,014
Common Stock (Fully diluted 7.6%)			600,000	1,240,000

			5,515,014	6,155,014
WorldCall, Inc.	Telecommunication/
13% Secured Debt (Maturity — April 22, 2011)	Information Services	646,225	646,225	646,225
Common Stock (Fully diluted 9.9%)			296,631	100,000

			942,856	746,225

Subtotal Affiliate Investments			39,252,445	46,886,202

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2009

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value
Non-Control/Non-Affiliate Investments(5):
Audio Messaging Solutions, LLC	Audio Messaging Services
12% Secured Debt (Maturity — May 8, 2014)		3,376,800	3,144,392	3,144,392
Warrants (Fully diluted 5.0%)			215,040	380,000

			3,359,432	3,524,392
DrillingInfo, Inc.	Information Services for
12% Secured Debt (Maturity — November 19, 2014)	the Oil and Gas Industry	4,800,000	3,986,221	3,986,221
Warrants (Fully diluted 3.0%)			750,000	750,000

			4,736,221	4,736,221
East Teak Fine Hardwoods, Inc.	Hardwood Products
Common Stock (Fully diluted 3.3%)			178,780	560,000

Hayden Acquisition, LLC	Manufacturer of
8% Secured Debt (Maturity — August 9, 2010)	Utility Structures	1,800,000	1,781,303	300,000

Support Systems Homes, Inc.	Manages Substance
15% Secured Debt (Maturity — August 21, 2018)	Abuse Treatment Centers	226,461	226,461	226,461

Technical Innovations, LLC	Manufacturer of Specialty
13.5% Secured Debt (Maturity — January 16, 2015)	Cutting Tools and Punches	3,250,000	3,210,176	3,251,280

Subtotal Non-Control/Non-Affiliate Investments			13,492,373	12,598,354

Main Street Capital Partners, LLC (Investment Manager)	Asset Management
100% of Membership Interests			18,000,000	16,036,838

Total Portfolio Investments, September 30, 2009			$130,289,537	$141,922,061

Marketable Securities and Idle Funds Investments	Investments in Secured and
Western Refining Inc. Secured Term Loan	Rated Debt Investments,
8.25% (Maturity — May 30, 2014)	Certificates of Deposit,	$1,773,878	$1,727,770	$1,727,770
Managed Healthcare Associates, Inc. Secured Term Loan 3.52% (Maturity — August 1, 2014)	and Diversified Bond Funds	2,000,000	1,463,202	1,670,000
Pharmanet Development Group, Inc. Secured Term Loan 10.0% (Maturity — May 29, 2014)		987,500	686,534	686,534
Apria Healthcare Group Inc. Senior Secured Notes 11.25% (Maturity — November 1, 2014)		7,200,000	7,335,318	7,956,000
Alon Refining Krotz Springs Inc. Senior Secured Notes 13.5% (Maturity — October 15, 2014)		2,400,000	2,911,128	2,911,128
Fairway Group Acquisition Senior Secured Notes 12.0% (Maturity — October 1, 2014)		3,000,000	2,280,805	2,280,805
Other Marketable Securities		339,000	838,650	838,650

			$17,243,407	$18,070,887

(1)
Debt investments are generally income producing. Equity and warrants are non-income producing, unless otherwise noted.

(2)
See Note C for summary geographic location of portfolio companies.

(3)
Controlled investments are defined by the Investment Company Act of 1940, as amended ("1940 Act") as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2009

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

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2008

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value
Control Investments(3)
Café Brazil, LLC	Casual Restaurant
12% Secured Debt (Maturity — April 20, 2011)	Group	$2,750,000	$2,728,113	$2,750,000
Member Units(7) (Fully diluted 42.3%)			41,837	1,000,000

			2,769,950	3,750,000
CBT Nuggets, LLC	Produces and Sells
14% Secured Debt (Maturity — June 1, 2011)	IT Certification	1,680,000	1,642,518	1,680,000
10% Secured Debt (Maturity — December 31, 2009)	Training Videos	150,000	150,000	150,000
Member Units(7) (Fully diluted 29.1%)			432,000	1,625,000
Warrants (Fully diluted 10.5%)			72,000	500,000

			2,296,518	3,955,000
Ceres Management, LLC (Lambs)	Aftermarket Automotive
14% Secured Debt (Maturity — May 31, 2013)	Services Chain	2,400,000	2,372,601	2,372,601
Member Units (Fully diluted 42.0%)			1,200,000	1,300,000

			3,572,601	3,672,601
Condit Exhibits, LLC	Tradeshow Exhibits/
13% current / 5% PIK Secured Debt (Maturity — July 1,	Custom Displays
2013)		2,308,073	2,273,194	2,273,194
Warrants (Fully diluted 28.1%)			300,000	300,000

			2,573,194	2,573,194
Gulf Manufacturing, LLC	Industrial Metal
Prime plus 1% Secured Debt (Maturity — August 31,	Fabrication
2012)		1,200,000	1,190,764	1,200,000
13% Secured Debt (Maturity — August 31, 2012)		1,900,000	1,747,777	1,880,000
Member Units (7) (Fully diluted 18.6%)			472,000	1,100,000
Warrants (Fully diluted 8.4%)			160,000	550,000

			3,570,541	4,730,000
Hawthorne Customs & Dispatch Services, LLC	Transportation/
13% Secured Debt (Maturity — January 31, 2011)	Logistics	1,200,000	1,171,988	1,171,988
Member Units (7) (Fully diluted 27.8%)			375,000	435,000
Warrants (Fully diluted 16.5%)			37,500	230,000

			1,584,488	1,836,988
Hydratec Holdings, LLC	Agricultural Services
12.5% Secured Debt (Maturity — October 31, 2012)		5,400,000	5,311,329	5,311,329
Prime plus 1% Secured Debt (Maturity — October 31, 2012)		1,595,244	1,579,911	1,579,911
Member Units (Fully diluted 60%)			1,800,000	2,050,000

			8,691,240	8,941,240
Jensen Jewelers of Idaho, LLC	Retail Jewelry
Prime Plus 2% Secured Debt (Maturity — November 14, 2011)		1,044,000	1,030,957	1,044,000
13% current / 6% PIK Secured Debt (Maturity — November 14, 2011)		1,004,591	986,980	1,004,591
Member Units (7) (Fully diluted 24.3%)			376,000	380,000

			2,393,937	2,428,591
NAPCO Precast, LLC	Precast Concrete
18% Secured Debt (Maturity — February 1, 2013)	Manufacturing	6,461,538	6,348,011	6,461,538
Prime Plus 2% Secured Debt (Maturity — February 1, 2013)(8)		3,692,308	3,660,945	3,692,308
Member Units (7) (Fully diluted 36.1%)			2,000,000	5,100,000

			12,008,956	15,253,846

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2008

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value
OMi Holdings, Inc.	Manufacturer of
12% Secured Debt (Maturity — April 1, 2013)	Overhead Cranes	6,660,000	6,603,400	6,603,400
Common Stock (Fully diluted 28.8%)			900,000	570,000

			7,503,400	7,173,400
Quest Design & Production, LLC	Design and Fabrication
10% Secured Debt (Maturity — June 30, 2013)	of Custom Display	600,000	465,060	600,000
0% Secured Debt (Maturity — June 30, 2013)	Systems	2,000,000	2,000,000	1,400,000
Warrants (Fully diluted 40.0%)			1,595,858	—
Warrants (Fully diluted 20.0%)			40,000	—

			4,100,918	2,000,000
Universal Scaffolding & Equipment, LLC	Manufacturer of Scaffolding
Prime plus 1% Secured Debt (Maturity — August 17,	and Shoring Equipment
2012)(8)		881,833	875,072	875,072
13% current / 5% PIK Secured Debt (Maturity — August 17, 2012)		3,362,698	3,311,508	3,160,000
Member Units (Fully diluted 18.4%)			992,063	—

			5,178,643	4,035,072
Uvalco Supply, LLC	Farm and Ranch Supply
Member Units (Fully diluted 39.6%)			905,743	1,575,000

Ziegler's NYPD, LLC	Restaurant
Prime plus 2% Secured Debt (Maturity — October 1, 2013)(8)		600,000	594,239	594,239
13% current / 5% PIK Secured Debt (Maturity — October 1, 2013)		2,704,262	2,663,437	2,663,437
Warrants (Fully diluted 28.6%)			360,000	360,000

			3,617,676	3,617,676

Subtotal Control Investments			60,767,805	65,542,608

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2008

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value
Affiliate Investments(4)
Advantage Millwork Company, Inc.	Manufacturer/Distributor
12% Secured Debt (Maturity — February 5, 2012)	of Wood Doors	3,066,667	2,955,442	2,955,442
Warrants (Fully diluted 12.2%)			97,808	—

			3,053,250	2,955,442
American Sensor Technologies, Inc.	Manufacturer of Commercial/
Prime plus 0.5% Secured Debt (Maturity — May 31, 2010)(8)	Industrial Sensors	3,800,000	3,800,000	3,800,000
Warrants (Fully diluted 20.0%)			50,000	250,000

			3,850,000	4,050,000
Carlton Global Resources, LLC	Processor of
13% PIK Secured Debt (Maturity — November 15, 2011)	Industrial Minerals	4,791,944	4,655,836	—
Member Units (Fully diluted 8.5%)			400,000	—

			5,055,836	—
California Healthcare Medical Billing, Inc.	Healthcare Services
12% Secured Debt (Maturity — October 17, 2013)		1,410,000	1,141,706	1,141,706
Common Stock (Fully diluted 6%)			390,000	390,000
Warrants (Fully diluted 12%)			240,000	240,000

			1,771,706	1,771,706
Houston Plating & Coatings, LLC	Plating & Industrial
Prime plus 2% Secured Debt (Maturity — July 18, 2013)	Coating Services	300,000	300,000	300,000
Member Units(7) (Fully diluted 11.1%)			210,000	2,750,000

			510,000	3,050,000
KBK Industries, LLC	Specialty Manufacturer of
14% Secured Debt (Maturity — January 23, 2011)	Oilfield and Industrial	3,937,500	3,787,758	3,937,500
8% Secured Debt (Maturity — March 1, 2010)	Products	468,750	468,750	468,750
8% Secured Debt (Maturity — March 31, 2009)		450,000	450,000	450,000
Member Units(7) (Fully diluted 14.5%)			187,500	775,000

			4,894,008	5,631,250
Laurus Healthcare, LP	Healthcare Facilities
13% Secured Debt (Maturity — May 7, 2009)		2,275,000	2,259,664	2,275,000
Warrants (Fully diluted 17.5%)			105,000	2,500,000

			2,364,664	4,775,000
National Trench Safety, LLC	Trench & Traffic
10% PIK Debt (Maturity — April 16, 2014)	Safety Equipment	404,256	404,256	404,256
Member Units (Fully diluted 11.7%)			1,792,308	1,792,308

			2,196,564	2,196,564
Pulse Systems, LLC	Manufacturer of
14% Secured Debt (Maturity — June 1, 2009)	Components for	1,831,274	1,819,464	1,831,274
Warrants (Fully diluted 7.4%)	Medical Devices		132,856	450,000

			1,952,320	2,281,274
Schneider Sales Management, LLC	Sales Consulting and
13% Secured Debt (Maturity — October 15, 2013)	Training	1,980,000	1,909,972	1,909,972
Warrants (Fully diluted 12.0%)			45,000	45,000

			1,954,972	1,954,972
Vision Interests, Inc.	Manufacturer/
13% Secured Debt (Maturity — June 5, 2012)	Installer of Commercial	3,760,000	3,579,117	3,579,117
Common Stock (Fully diluted 8.9%)	Signage		372,000	420,000
Warrants (Fully diluted 11.2%)			160,000	420,000

			4,111,117	4,419,117

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2008

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value
Affiliate Investments(4)
Walden Smokey Point, Inc.	Specialty Transportation/
14% current / 4% PIK Secured Debt (Maturity — December 30, 2013)	Logistics	4,800,533	4,704,533	4,704,533
Common Stock (Fully diluted 7.6%)			600,000	600,000

			5,304,533	5,304,533
WorldCall, Inc.	Telecommunication/
13% Secured Debt (Maturity — October 22, 2009)	Information Services	646,225	631,199	640,000
Common Stock (Fully diluted 9.9%)			296,631	382,837

			927,830	1,022,837

Subtotal Affiliate Investments			37,946,800	39,412,695

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2008

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value
Non-Control/Non-Affiliate Investments(5):
East Teak Fine Hardwoods, Inc.	Hardwood Products
Common Stock (Fully diluted 3.3%)			130,000	490,000

Hayden Acquisition, LLC	Manufacturer of
8% Secured Debt (Maturity — March 9, 2009)	Utility Structures	1,800,000	1,781,303	500,000

Support Systems Homes, Inc.	Manages Substance
15% Secured Debt (Maturity — August 21, 2018)	Abuse Treatment Centers	226,589	226,589	226,589

Technical Innovations, LLC	Manufacturer of Specialty
7% Secured Debt (Maturity — August 31, 2009)	Cutting Tools and Punches	416,364	409,297	409,297
13.5% Secured Debt (Maturity — January 16, 2015)		3,750,000	3,698,216	3,750,000

			4,107,513	4,159,297

Subtotal Non-Control/Non-Affiliate Investments			6,245,405	5,375,886

Main Street Capital Partners, LLC (Investment Manager)	Asset Management
100% of Membership Interests			18,000,000	16,675,626

Total Portfolio Investments, December 31, 2008			$122,960,010	$127,006,815

Idle Funds Investments	Investments in High-Quality
8.3% General Electric Capital Corporate Bond	Debt Investments and
(Maturity — September 20, 2009)	Diversified Bond Funds	1,218,704	1,218,704	1,218,704
4.50% National City Bank Bond (Maturity — March 15, 2010)		1,000,000	1,000,000	1,000,000
Vanguard High-Yield Corp Fund Admiral Shares		1,000,000	1,000,000	1,086,514
Vanguard Long-Term Investment-Grade Fund Admiral Shares		1,000,000	1,000,000	1,084,577

			$4,218,704	$4,389,795

(1)
Debt investments are generally income producing. Equity and warrants are non-income producing, unless otherwise noted.

(2)
See Note C for summary geographic location of portfolio companies.

(3)
Controlled investments are defined by the Investment Company Act of 1940, as amended ("1940 Act") as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — ORGANIZATION AND BASIS OF PRESENTATION

1.    Organization

       Main Street Capital Corporation ("MSCC") was formed on March 9, 2007 for the purpose of (i) acquiring 100% of the equity interests of Main Street Mezzanine Fund, LP ("MSMF") and its general partner, Main Street Mezzanine Management, LLC ("MSMF GP"), (ii) acquiring 100% of the equity interests of Main Street Capital Partners, LLC (the "Investment Manager"), (iii) raising capital in an initial public offering, which was completed in October 2007 (the "IPO"), and (iv) thereafter operating as an internally managed business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). MSMF is licensed as a Small Business Investment Company ("SBIC") by the United States Small Business Administration ("SBA") and the Investment Manager acts as MSMF's manager and investment adviser. Because the Investment Manager, which employs all of the executive officers and other employees of MSCC, is wholly owned by MSCC, MSCC does not pay any external investment advisory fees but instead incurs the net operating costs associated with employing investment and portfolio management professionals through the Investment Manager. The transactions discussed above were consummated in October 2007 and are collectively termed the "Formation Transactions." Immediately following the Formation Transactions, Main Street Equity Interests, Inc. ("MSEI") was formed as a wholly owned consolidated subsidiary of MSCC. MSEI has elected for tax purposes to be treated as a taxable entity and is taxed at normal corporate tax rates based on its taxable income.

       On January 7, 2010, MSCC consummated transactions (the "Exchange Offer") to exchange 1,239,695 shares of its common stock for approximately 88% of the total dollar value of the limited partner interests in Main Street Capital II, LP ("MSC II" and, together with MSMF, the "Funds"). Pursuant to the terms of the Exchange Offer, 100% of the membership interests in the general partner of MSC II, Main Street Capital II GP, LLC ("MSC II GP"), were also transferred to MSCC for no consideration. MSC II commenced operations in January 2006, is an investment fund that operates as an SBIC and is also managed by the Investment Manager. The Exchange Offer and related transactions, including the transfer of the MSC II GP interests, are collectively termed the "Exchange Offer Transactions."

       Unless otherwise noted or the context otherwise indicates, the terms "we," "us," "our" and "Main Street" refer to MSCC and its subsidiaries, including MSMF and MSMF GP, prior to the Exchange Offer Transactions and MSCC and its subsidiaries, including MSMF, MSMF GP, MSC II and MSC II GP, subsequent to the Exchange Offer.

2.    Basis of Presentation

       Main Street's financial statements are prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). For the years ended December 31, 2009 and 2008, the consolidated financial statements of Main Street include the accounts of MSCC, MSMF, MSEI, and MSMF GP. The Investment Manager is accounted for as a portfolio investment (see Note D). "Marketable securities and idle funds investments" are classified as financial instruments and are reported separately on Main Street's Consolidated Balance Sheets and Consolidated Schedule of Investments due to the nature of such investments (See Note B.9). To allow for more relevant disclosure of Main Street's "core" investment portfolio, "core" portfolio investments, as used herein, refers to all of Main Street's portfolio investments excluding the Investment Manager and all "Marketable securities and idle funds investments." Main Street's results of operations and cash flows for the years ended December 31, 2009, 2008, and 2007, and financial position as of December 31, 2009 and 2008, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current financial statement

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

presentation, including the reclassification of MSCC shares of common stock repurchased under Main Street's share repurchase plan, which were formerly classified as treasury stock and are now reflected as a reduction of common stock and additional paid in capital in accordance with Maryland law.

       Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the Audit and Accounting Guide for Investment Companies issued by the American Institute of Certified Public Accountants (the "AICPA Guide"), Main Street is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company. An exception to this general principle in the AICPA Guide occurs if Main Street owns a controlled operating company that provides all or substantially all of its services directly to Main Street or to an investment company of Main Street. None of the investments made by Main Street qualify for this exception. Therefore, Main Street's portfolio investments are carried on the balance sheet at fair value, as discussed further in Note B, with any adjustments to fair value recognized as "Net Change in Unrealized Appreciation (Depreciation) from Investments" on the Statement of Operations until the investment is disposed of, resulting in any gain or loss on exit being recognized as a "Net Realized Gain (Loss) from Investments."

  Portfolio Investment Classification

       Main Street classifies its portfolio investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, "Control Investments" are defined as investments in which Main Street owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation. Under the 1940 Act, "Affiliate Investments" are defined as investments in which Main Street owns between 5% and 25% of the voting securities. Under the 1940 Act, "Non-Control/Non-Affiliate Investments" are defined as investments that are neither Control investments nor Affiliate investments. The "Investment in affiliated Investment Manager" represents Main Street's investment in a wholly owned investment manager subsidiary that is accounted for as a portfolio investment.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.    Valuation of Portfolio Investments

       Main Street accounts for its core portfolio investments and the Investment Manager at fair value. As a result, Main Street adopted the provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("Codification" or "ASC") 820, Fair Value Measurements and Disclosures, in the first quarter of 2008. ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires Main Street to assume that the portfolio investment is to be sold in the principal market to independent market participants, or in the absence of a principal market, in the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. With the adoption of this statement, Main Street incorporated the income approach to estimate the fair value of its core portfolio debt investments principally using a yield-to-maturity model. Prior to the adoption of ASC 820, Main Street reported unearned income as a single line item on the consolidated balance sheets and consolidated schedule of investments. Unearned income is no longer reported as a separate line item and is now part of the investment portfolio cost and fair value on the consolidated balance sheets and the consolidated schedule of investments. This change in presentation had no impact on the overall net cost or fair value of Main Street's investment portfolio and had no impact on Main Street's financial position or results of operations.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       Main Street's core business plan calls for it to invest primarily in illiquid securities issued by private companies. These core investments may be subject to restrictions on resale and will generally have no established trading market. As a result, Main Street determines in good faith the fair value of its portfolio investments pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by its Board of Directors and in accordance with the 1940 Act. Main Street reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process. Main Street's valuation policy and process are intended to provide a consistent basis for determining the fair value of the portfolio.

       For valuation purposes, control investments are composed of equity and debt securities for which Main Street has a controlling interest in the portfolio company or has the ability to nominate a majority of the portfolio company's board of directors. Market quotations are generally not readily available for Main Street's control investments. As a result, Main Street determines the fair value of control investments using a combination of market and income approaches. Under the market approach, Main Street will typically use the enterprise value methodology to determine the fair value of these investments. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, Main Street analyzes various factors, including the portfolio company's historical and projected financial results. Main Street allocates the enterprise value to investments in order of the legal priority of the investments. Main Street will also use the income approach to determine the fair value of these securities, based on projections of the discounted future free cash flows that the portfolio company or the debt security will likely generate. The valuation approaches for Main Street's control investments estimate the value of the investment if it were to sell, or exit, the investment, assuming the highest and best use of the investment by market participants. In addition, these valuation approaches consider the value associated with Main Street's ability to control the capital structure of the portfolio company, as well as the timing of a potential exit.

       For valuation purposes, non-control investments are composed of debt and equity securities for which Main Street does not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company's board of directors. Market quotations for Main Street's non-control investments are generally not readily available. For Main Street's non-control investments, Main Street uses a combination of market and income approaches to value its equity investments and the income approach to value its debt instruments. For non-control debt investments, Main Street determines the fair value primarily using a yield approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Main Street's estimate of the expected repayment date of a debt security is generally the legal maturity date of the instrument, as Main Street generally intends to hold its loans to maturity. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. Main Street will use the value determined by the yield analysis as the fair value for that security; however, because of Main Street's general intent to hold its loans to maturity, the fair value will not exceed the face amount of the debt security. A change in the assumptions that Main Street uses to estimate the fair value of its debt securities using the yield analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or a debt security is in workout status, Main Street may consider other factors in determining the fair value of a debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       Due to the inherent uncertainty in the valuation process, Main Street's estimate of fair value may differ materially from the values that would have been used had a ready market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. Main Street determines the fair value of each individual investment and records changes in fair value as unrealized appreciation or depreciation.

       Main Street uses a standard internal investment rating system in connection with its investment oversight, portfolio management/analysis and investment valuation procedures. This system takes into account both quantitative and qualitative factors of the portfolio company and the investments held.

       Pursuant to its internal valuation process, Main Street performs valuation procedures on each portfolio company once a quarter. In addition to its internal valuation process, in arriving at estimates of fair value for portfolio companies, Main Street, among other things, consults with a nationally recognized independent advisor. The nationally recognized independent advisor is generally consulted relative to each portfolio investment at least once in every calendar year, and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent advisor on one or more portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a portfolio company is determined to be insignificant relative to the total investment portfolio. Main Street consulted with its independent advisor in arriving at Main Street's determination of fair value on a total of 26 portfolio companies for the year ended December 31, 2009, representing approximately 82% of the total portfolio investments at fair value as of December 31, 2009. Main Street consulted with its advisor relative to Main Street's determination of fair value on 4, 9, 6, and 7 portfolio investments for the quarters ended March 31, June 30, September 30 2009, and December 31, 2009 respectively. The Board of Directors of Main Street has the final responsibility for reviewing and approving, in good faith, Main Street's estimate of the fair value for the investments consistent with the 1940 Act requirements.

       Main Street believes its investments as of December 31, 2009 and 2008 approximate fair value as of those dates based on the market in which Main Street operates and other conditions in existence at those reporting periods.

2.    Use of Estimates

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results may differ from these estimates under different conditions or assumptions. Additionally, as explained above, the financial statements include portfolio investments whose values have been estimated by Main Street with the oversight, review and approval by Main Street's Board of Directors in the absence of readily ascertainable market values. Because of the inherent uncertainty of the portfolio investment valuations, those estimated values may differ significantly from the values that would have been used had a readily available market for the investments existed, and it is reasonably possible that the differences could be material.

3.    Cash and Cash Equivalents

       Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.    Marketable Securities and Idle Funds Investments

       Marketable securities and idle funds investments include investments in certificates of deposit, U.S. government agency securities, intermediate-term secured debt, independently rated debt investments, and diversified bond funds. See the "Consolidated Schedule of Investments" for more information on marketable securities and idle funds investments.

5.    Interest and Dividend Income

       Interest and dividend income is recorded on the accrual basis to the extent amounts are expected to be collected. Dividend income is recorded as dividends are declared or at the point an obligation exists for the portfolio company to make a distribution. In accordance with Main Street's valuation policy, accrued interest and dividend income is evaluated periodically for collectability. When a loan or debt security becomes 90 days or more past due, and if Main Street otherwise does not expect the debtor to be able to service all of its debt or other obligations, Main Street will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security's status significantly improves regarding ability to service the debt or other obligations, or if a loan or debt security is fully impaired or written off, it will be removed from non-accrual status.

       While not significant to its total core portfolio, Main Street holds debt instruments in its core investment portfolio that contain payment-in-kind ("PIK") interest provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. To maintain regulated investment company ("RIC") tax treatment (as discussed below), this non-cash source of income will need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest in cash.

       As of December 31, 2009, Main Street had three investments on non-accrual status, which comprised approximately 1.4% of the core investment portfolio at fair value. At December 31, 2008, Main Street had one investment on non-accrual status, which comprised approximately 0.5% of the core investment portfolio at fair value.

6.    Deferred Financing Costs

       Deferred financing costs include SBIC debenture commitment fees and SBIC debenture leverage fees which have been capitalized and which are amortized into interest expense over the term of the debenture agreement (10 years).

       Deferred financing costs also include costs related to a two-year term treasury line of credit and a three-year term investment credit facility. These costs have been capitalized and are amortized into interest expense over their respective terms. The treasury line of credit was voluntarily terminated in 2009, and the remaining unamortized costs associated with the treasury line of credit were expensed in 2009.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

       In connection with its core portfolio debt investments, Main Street sometimes receives nominal cost warrants ("nominal cost equity") that are valued as part of the negotiation process with the particular portfolio company. When Main Street receives nominal cost equity, Main Street allocates its cost basis in its investment between its debt securities and its nominal cost equity at the time of origination. Any resulting discount from recording the debt is reflected as unearned income, which is netted against the debt investment, and accreted into interest income based on the effective interest method over the life of the debt.

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

10.  Income Taxes

       MSCC has elected and intends to qualify for the tax treatment applicable to a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), and, among other things, intends to make the required distributions to its stockholders as specified therein. In order to qualify as a RIC, MSCC is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, each year. Depending on the level of taxable income earned in a tax year, MSCC may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income.

       MSCC's wholly owned subsidiary, MSEI, is a taxable entity which holds certain core portfolio investments of Main Street. MSEI is consolidated for U.S. GAAP reporting purposes, and the core portfolio investments held by MSEI are included in Main Street's consolidated financial statements. The principal purpose of MSEI is to permit Main Street to hold equity investments in portfolio companies which are "pass through" entities for tax purposes in order to comply with the "source income" requirements contained in the RIC tax provisions. MSEI is not consolidated with Main Street for income tax purposes and may generate income tax expense as a result of its ownership of certain core portfolio investments. This income tax expense, or benefit, is reflected in Main Street's Consolidated Statement of Operations.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized.

11.  Net Realized Gains or Losses from Investments and Net Change in Unrealized Appreciation or Depreciation from Investments

       Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment and the cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period net of recoveries. Net change in unrealized appreciation or depreciation from investments reflects the net change in the valuation of the investment portfolio and financial instruments pursuant to Main Street's valuation guidelines and the reclassification of any prior period unrealized appreciation or depreciation on exited investments.

12.  Concentration of Credit Risks

       Main Street places its cash in financial institutions, and, at times, such balances may be in excess of the federally insured limit.

13.  Fair Value of Financial Instruments

       Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Main Street believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate the fair values of such items. Marketable securities and idle funds investments include investments in certificates of deposit, U.S. government agency securities, intermediate-term secured debt, independently rated debt investments, and diversified bond funds. The fair value determination for these investments under the provisions of ASC 820 primarily consists of Level 2 observable inputs. The SBIC debentures remain a strategic advantage due to their flexible structure, long-term duration, and low fixed interest rates. As of December 31, 2009, had Main Street adopted the fair value option under ASC 825, Financial Instruments, relating to accounting for debt obligations at their fair value, Main Street estimates the fair value of its SBIC debentures would be approximately $52.0 million, or $13.0 million less than the face value of the SBIC debentures.

14.  Initial Public Offering Costs

       For the year ended December 31, 2007, Main Street incurred total costs of $2,337,823 associated with the initial public offering of Main Street. These costs principally related to accounting, legal and other professional fees associated with the company's initial public offering which was completed in October 2007.

       Of the $2,337,823 in total costs incurred related to initial public offering, $695,250 of such costs were professional fees related to the IPO which were deducted in determining the Net Investment Income and Net Increase in Net Assets Resulting from Operations for the year ended December 31, 2007. The remaining $1,642,573 in offering costs incurred has been reflected as a reduction to "Additional Paid In Capital."

15.  Earnings per Share

       Basic and diluted per share calculations are computed utilizing the weighted average number of shares of common stock outstanding for the period. The weighted average number of shares of common stock outstanding for 2007 was calculated as if the Formation Transactions and the IPO had occurred on January 1, 2007, consistent with the guidance on exchanges of shares between entities under common control contained

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in ASC 805, Business Combinations ("ASC 805"). This approach resulted in more relevant and meaningful per share computations.

       As discussed further in "Recently Issued Accounting Standards," Main Street adopted the amended guidance in ASC 260, Earnings Per Share. Based on the guidance, Main Street determined that unvested shares of restricted stock are participating securities and should therefore be included in the basic earnings per share calculation. As a result, for all periods presented, there is no difference between diluted earnings per share and basic earnings per share amounts.

16.  Recently Issued Accounting Standards

       In December 2007, the FASB issued ASC 805, Business Combinations. Under ASC 805, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, replacing the previous cost-allocation process. ASC 805 also includes a substantial number of new disclosure requirements. ASC 805 is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Main Street adopted ASC 805 on January 1, 2009. Main Street is accounting for the Exchange Offer under ASC 805 with the impact on the financial statements discussed in Note R.

       In June 2008, the FASB amended ASC 260, Earnings Per Share with ASC 260-10-45-61A which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS"). ASC 260-10-45-61A is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented is required to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the amended provisions of ASC 260. Early application was not permitted. On July 1, 2008 and 2009, Main Street's Board of Directors approved the issuance of shares of restricted stock to Main Street employees and independent directors as discussed further in Note M. Main Street determined that these shares of restricted stock are participating securities prior to vesting. For the years ended December 31, 2009 and 2008, 291,739 and 255,645 shares, respectively, of non-vested restricted stock have been included in Main Street's basic and diluted EPS computations. Earnings per share and the weighted average share amount for 2008 has been revised to apply this standard retrospectively.

       In October 2008, the FASB amended ASC 820 with ASC 820-10-35-15A, Financial Assets in a Market That Is Not Active, to provide an illustrative example of how to determine the fair value of a financial asset in an inactive market. ASC 820-10-35-15A does not change the fair value measurement principles previously set forth. Since adopting ASC 820 in January 2008, Main Street's practices for determining the fair value of its investment portfolio and financial instruments have been, and continue to be, consistent with the guidance provided in ASC 820-10-35-15A. Therefore, Main Street's adoption of the update did not affect its practices for determining the fair value of its investment portfolio and financial instruments, and its adoption did not have a material effect on its financial position or results of operations.

       In April 2009, the FASB amended ASC 820 and ASC 825 with ASC 820-10-35, Subsequent Measurement, and ASC 825-10-65, Transition and Open Effective Date Information. Both amendments are effective for reporting periods ending on or after June 15, 2009. Since adopting ASC 820 and ASC 825 in January 2008, Main Street's practices for determining fair value and for disclosures about the fair value of its investment portfolio and financial instruments have been, and continue to be, consistent with the guidance provided in the amended pronouncements. Therefore, Main Street's adoption of these updates did not affect its practices for determining the fair value of its investment portfolio and financial instruments, and its adoption did not have a material effect on its financial position or results of operations.

       In May 2009, the FASB amended ASC 855, Subsequent Events with ASC 855-10-50, Disclosure, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10-50 is effective for interim periods or fiscal years ending after June 15, 2009. Main Street's adoption of ASC 855-10-50 did not have a material effect on its financial position or results of operations.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles, which became the single official source of authoritative, nongovernmental U.S. GAAP, other than rules and interpretive releases issued by the Securities and Exchange Commission. The Codification reorganized the literature and changed the naming mechanism by which topics are referenced. ASC 105 was effective for Main Street during its interim period ended September 30, 2009. As required, references to pre-codification accounting literature have been changed throughout this annual report on Form 10-K to appropriately reference the Codification. The Company's accounting policies and amounts presented in the financial statements were not impacted by this change.

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

       Portfolio investments, marketable securities and idle funds investments, recorded on Main Street's balance sheet are categorized based on the inputs to the valuation techniques as follows:

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

       Level 3 — Investments whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management's own assumptions about the assumptions a market participant would use in pricing the investment (for example, investments in illiquid securities issued by private companies).

       As required by ASC 820, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

       As of December 31, 2009 and 2008, all of Main Street's marketable securities and idle funds investments consisted primarily of investments in secured debt investments, certificates of deposit, and diversified bond funds. The fair value determination for these investments primarily consisted of observable inputs in non-active markets. As a result, all of Main Street's marketable securities and idle funds investments were categorized as Level 2 as of December 31, 2009 and 2008, with a fair value of $18,070,887 and $4,389,795, respectively.

       As of December 31, 2009, all of Main Street's portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street's portfolio investments were categorized as Level 3. The fair value determination of each portfolio investment required one or more of the following unobservable inputs:

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

  •
  Contractual rights, obligations or restrictions associated with the investment; and

  •
  Other factors deemed relevant.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       The following table provides a summary of changes in fair value of Main Street's Level 3 portfolio investments for the year ended December 31, 2009:

Type of Investment	December 31, 2008 Fair Value	Accretion of Unearned Income	Redemptions/ Repayments/ Exits(1)	New Investments(1)	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	December 31, 2009 Fair Value
Debt	$81,751,043	$634,921	$(20,667,760)	$22,222,358	$7,731,945	$(7,362,526)	$84,309,981
Equity	22,735,146	—	(1,524,543)	4,381,451	1,026,210	3,759,407	30,377,671
Equity warrants	5,845,000	—	(109,510)	2,392,611	(428,000)	3,497,470	11,197,571
Investment Manager	16,675,626	—	—	—	—	(638,788)	16,036,838

	$127,006,815	$634,921	$(22,301,813)	$28,996,420	$8,330,155	$(744,437)	$141,922,061

(1)
Includes the impact of non-cash conversions

Core Portfolio Investments

       Main Street's core portfolio investments principally consist of secured debt, equity warrants and direct equity investments in privately held companies. The core debt investments are secured by either a first or second lien on the assets of the portfolio company, generally bear interest at fixed rates, and generally mature between five and seven years from the original investment. In most portfolio companies, Main Street also receives nominally priced equity warrants and/or makes direct equity investments, usually in connection with a debt investment.

       As discussed further in Note D, the Investment Manager is a wholly owned subsidiary of MSCC. However, the Investment Manager is accounted for as a portfolio investment of Main Street since it conducts a significant portion of its investment management activities for entities outside of MSCC and its subsidiaries. To allow for more relevant disclosure of Main Street's core investment portfolio, Main Street's investment in the Investment Manager has been excluded from the tables and amounts set forth below in this Note C.

       Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including repayment of a debt investment or sale of an equity interest. Revenue recognition in any given year could be highly concentrated among several portfolio companies. For the year ended December 31, 2009, Main Street did not record investment income from any portfolio company in excess of 10% of total investment income. For the year ended December 31, 2008, Main Street recorded investment income from one portfolio company in excess of 10% of total investment income. The investment income from that portfolio company represented approximately 21% of the total investment income for the period, principally related to high levels of dividend income and transaction and structuring fees on the new investment in such company.

       As of December 31, 2009, Main Street had debt and equity investments in 35 core portfolio companies with an aggregate fair value of $125,885,223 and a weighted average effective yield on its debt investments of approximately 14.3%. Approximately 80% of Main Street's total core portfolio investments at cost were in the form of debt investments and 87% of such debt investments at cost were secured by first priority liens on the assets of Main Street's portfolio companies as of December 31, 2009. At December 31, 2009, Main Street had equity ownership in approximately 91% of its core portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 24%. As of December 31, 2008, Main Street had debt and equity investments in 31 core portfolio companies with an aggregate fair value of $110,331,189 and a weighted average effective yield on its debt investments of approximately 14.0%. The weighted average yields were computed using the effective interest rates for all debt investments at December 31, 2009 and December 31, 2008, including amortization of deferred debt origination fees and accretion of original issue discount but excluding any debt investments on non-accrual status.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       Summaries of the composition of Main Street's core investment portfolio at cost and fair value as a percentage of total core portfolio investments are shown in the following table:

Cost:	December 31, 2009	December 31, 2008
First lien debt	69.3%	76.2%
Equity	13.4%	11.0%
Second lien debt	10.7%	7.4%
Equity warrants	6.6%	5.4%

	100.0%	100.0%

Fair Value:	December 31, 2009	December 31, 2008
First lien debt	57.4%	67.0%
Equity	19.5%	15.7%
Equity warrants	13.5%	10.2%
Second lien debt	9.6%	7.1%

	100.0%	100.0%

       The following table shows the core portfolio composition by geographic region of the United States at cost and fair value as a percentage of total core portfolio investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	December 31, 2009	December 31, 2008
Southwest	50.1%	50.2%
West	28.6%	36.3%
Southeast	9.0%	5.1%
Midwest	6.9%	4.7%
Northeast	5.4%	3.7%

	100.0%	100.0%

Fair Value:	December 31, 2009	December 31, 2008
Southwest	51.1%	56.0%
West	28.4%	31.1%
Southeast	8.4%	4.1%
Midwest	6.3%	5.1%
Northeast	5.8%	3.7%

	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       Main Street's core portfolio investments are generally in lower middle market companies conducting business in a variety of industries. Set forth below are tables showing the composition of Main Street's core portfolio investments by industry at cost and fair value as of December 31, 2009 and 2008:

Cost:	December 31, 2009	December 31, 2008
Professional services	10.1%	4.1%
Precast concrete manufacturing	9.7%	11.3%
Custom wood products	9.1%	9.3%
Retail	7.5%	6.5%
Electronics manufacturing	7.1%	7.6%
Agricultural services	6.6%	8.3%
Industrial equipment	6.4%	12.0%
Transportation/Logistics	6.1%	6.6%
Restaurant	5.6%	6.1%
Information services	5.1%	0.9%
Industrial services	5.0%	0.5%
Health care services	4.7%	4.2%
Manufacturing	4.1%	4.7%
Equipment rental	3.6%	2.1%
Health care products	3.0%	5.8%
Metal fabrication	2.5%	3.4%
Governmental services	2.0%	0.0%
Infrastructure products	1.6%	1.7%
Distribution	0.2%	0.1%
Mining and minerals	0.0%	4.8%

	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value:	December 31, 2009	December 31, 2008
Precast concrete manufacturing	11.5%	13.7%
Professional services	10.1%	5.4%
Health care services	9.1%	6.1%
Agricultural services	7.9%	8.1%
Industrial services	7.0%	2.8%
Retail	6.6%	7.0%
Transportation/Logistics	6.3%	6.5%
Electronics manufacturing	6.2%	7.7%
Restaurant	6.2%	6.7%
Industrial equipment	5.2%	10.2%
Metal fabrication	4.5%	4.3%
Information services	4.4%	0.9%
Manufacturing	3.9%	5.1%
Custom wood products	3.2%	6.8%
Health care products	2.9%	5.8%
Equipment rental	2.3%	2.0%
Governmental services	2.1%	0.0%
Distribution	0.4%	0.4%
Infrastructure products	0.2%	0.5%

	100.0%	100.0%

       At December 31, 2009, Main Street had one investment that was greater than 10% of its total core investment portfolio at fair value. That investment represented approximately 12% of the core portfolio at fair value. At December 31, 2008, Main Street had one investment that was greater than 10% of its total core investment portfolio at fair value. That investment represented approximately 14% of the core portfolio at fair value at December 31, 2008.

NOTE D — WHOLLY OWNED INVESTMENT MANAGER

       As part of the Formation Transactions, the Investment Manager became a wholly owned subsidiary of MSCC. However, the Investment Manager is accounted for as a portfolio investment, since the Investment Manager is not an investment company and since it conducts a significant portion of its investment management activities for parties outside of MSCC and its consolidated subsidiaries. The Investment Manager has received recurring investment management fees from MSC II pursuant to a separate investment advisory agreement, paid quarterly, which currently total $3.3 million per year, and the Investment Manager also receives certain management, consulting and advisory fees for providing these services for third parties (collectively, the "External Services"). The portfolio investment in the Investment Manager is accounted for using fair value accounting, with the fair value determined by Main Street and approved, in good faith, by Main Street's Board of Directors, based on the same valuation methodologies applied to determine the original $18 million valuation. The valuation for the Investment Manager is based on the total estimated present value of the net cash flows received for the External Services, over the estimated dollar averaged life of the related investment management, advisory or consulting contract, and is also based on comparable public market transactions. The net cash flows utilized in the valuation of the Investment Manager exclude any revenues and expenses from MSCC and its subsidiaries, but include the revenues attributable to External Services, and are reduced by an estimated allocation of costs related to providing such External Services. Any change in fair value of the investment in the Investment Manager is recognized on Main Street's statement of operations as "Unrealized appreciation (depreciation) in Investment in affiliated Investment Manager," with a

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

corresponding increase (in the case of appreciation) or decrease (in the case of depreciation) to "Investment in affiliated Investment Manager" on Main Street's balance sheet. Main Street believes that the valuation for the Investment Manager will generally decrease over the life of the investment management, advisory and consulting contracts attributable to third parties, absent obtaining additional recurring cash flows from performing External Services for other external investment entities or other third parties.

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

       MSCC has a support services agreement with the Investment Manager that is structured to provide reimbursement to the Investment Manager for any personnel, administrative and other costs it incurs in conducting its operational and investment management activities in excess of the fees received for providing External Services. As a wholly owned subsidiary of MSCC, the Investment Manager manages the day-to-day operational and investment activities of MSCC and its subsidiaries, as well as the investment activities of MSC II. The Investment Manager pays personnel and other administrative expenses, except those specifically required to be borne by MSCC, which principally include direct costs that are specific to MSCC's status as a publicly traded entity. The expenses paid by the Investment Manager include the cost of salaries and related benefits, rent, equipment and other administrative costs required for day-to-day operations.

       Pursuant to the support services agreement with MSCC, the Investment Manager is reimbursed by MSCC for its excess cash expenses associated with providing investment management and other services to MSCC and its subsidiaries, as well as MSC II and third parties. Each quarter, as part of the support services agreement, MSCC makes payments to cover all cash expenses incurred by the Investment Manager, less the External Services fees that the Investment Manager receives from MSC II and third parties pursuant to long-term investment advisory agreements and consulting agreements. For the years ended December 31, 2009 and 2008, the expenses reimbursed by MSCC to the Investment Manager were $569,868 and $1,006,835, respectively.

       In its separate stand alone financial statements as summarized below, the Investment Manager recognized an $18 million intangible asset related to the investment advisory agreement with MSC II consistent with Staff Accounting Bulletin No. 54, Application of "Pushdown" Basis of Accounting in Financial Statements of Subsidiaries Acquired by Purchase ("SAB 54"). Under SAB 54, push-down accounting is required in "purchase transactions that result in an entity becoming substantially wholly owned." In this case, MSCC acquired 100% of the equity interests in the Investment Manager. Because the $18 million value attributed to MSCC's investment in the Investment Manager was derived from the long-term, recurring management fees under the investment advisory agreement with MSC II, the same methodology used to determine the $18 million valuation of the Investment Manager was utilized to establish the push-down accounting basis for the intangible asset. The intangible asset is being amortized over the estimated economic life of the investment advisory agreement with MSC II. For the years ended December 31, 2009 and 2008, the Investment Manager recognized $950,589 and $1,174,207 in amortization expense associated with the intangible asset. Amortization expense is not included in the expenses reimbursed by MSCC to the Investment Manager based upon the support services agreement since it is non-cash in nature.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       Summarized financial information from the separate financial statements of the Investment Manager is as follows:

	As of December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash	$70,882	$20,772
Accounts receivable	24,796	17,990
Accounts receivable — MSCC	217,422	302,633
Ingangible asset (net of accumulated amortization of $2,124,797 and $1,174,207 as of December 31, 2009 and 2008, respectively)	15,875,203	16,825,793
Deposits and other	80,719	103,392

Total assets	$16,269,022	$17,270,580

LIABILITIES
Accrued liabilities	$538,391	$589,360
Equity	15,730,631	16,681,220

Total liabilities and equity	$16,269,022	$17,270,580

	Years Ended
			For the Period October 2, 2007 through December 31, 2007
	December 31, 2009	December 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Management fee income from Main Street Capital II	$3,325,200	$3,325,200	$831,300
Other management advisory fees	287,200	47,750	—

Total income	3,612,400	3,372,950	831,300
EXPENSES
Salaries, benefits and other personnel costs	(3,415,837)	(3,483,336)	(612,377)
Occupancy expense	(348,761)	(184,285)	(45,343)
Professional expenses	(12,794)	(81,208)	(57,703)
Amortization expense — intangible asset	(950,589)	(1,174,207)	—
Other	(404,876)	(630,956)	(115,877)
Expense reimbursement from MSCC	569,868	1,006,835	—

Total net expenses	(4,562,989)	(4,547,157)	(831,300)

Net income	$(950,589)	$(1,174,207)	$—

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE E — DEFERRED FINANCING COSTS

       Deferred financing costs balances as of December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
SBIC debenture commitment fees	$650,000	$550,000
SBIC debenture leverage fees	1,610,075	1,367,575
Other	423,109	673,700

Subtotal	2,683,184	2,591,275
Accumulated amortization	(1,071,676)	(956,037)

Net deferred financing costs balance	$1,611,508	$1,635,238

       Estimated aggregate amortization expense for each of the five years succeeding December 31, 2009 and thereafter is as follows:

Years Ending December 31,	Estimated Amortization
2010	$377,637
2011	$342,133
2012	$226,008
2013	$216,674
2014	$169,570
2015 and thereafter	$279,486

NOTE F — SBIC DEBENTURES

       SBIC debentures payable at December 31, 2009 and 2008 were $65 million and $55 million, respectively. SBIC debentures provide for interest to be paid semi-annually, with principal due at the applicable 10-year maturity date. The weighted average interest rate as of December 31, 2009 and 2008 was 5.04% and 5.78%, respectively. The first principal maturity due under the existing SBIC debentures is in 2013, and the weighted average duration is approximately 6.1 years. In accordance with SBA regulations, MSMF is precluded from incurring additional non-SBIC debt without the prior approval of the SBA. MSMF is subject to regular compliance examinations by the SBA. There have been no historical findings resulting from these examinations.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       SBIC Debentures payable at December 31, 2009 and 2008 consist of the following:

Pooling Date	Maturity Date	Fixed Interest Rate	Amount
9/24/2003	9/1/2013	5.76%	$4,000,000
3/24/2004	3/1/2014	5.01%	3,000,000
9/22/2004	9/1/2014	5.57%	9,000,000
9/22/2004	9/1/2014	5.54%	6,000,000
3/23/2005	3/1/2015	5.93%	2,000,000
3/23/2005	3/1/2015	5.89%	2,000,000
9/28/2005	9/1/2015	5.80%	19,100,000
3/28/2007	3/1/2017	6.23%	3,900,000
3/28/2007	3/1/2017	6.26%	1,000,000
3/28/2007	3/1/2017	6.32%	5,000,000

Balances as of December 31, 2008			55,000,000
12/8/2009	3/1/2020	0.99% (1)	10,000,000

Balances as of December 31, 2009			$65,000,000

(1)
This draw will pool in March 2010 at which time the current short-term interim interest rate will reset to a higher long-term fixed rate.

NOTE G — INVESTMENT AND TREASURY CREDIT FACILITIES

       On October 24, 2008, Main Street entered into a $30 million, three-year investment credit facility (the "Investment Facility") with Branch Banking and Trust Company ("BB&T") and Compass Bank, as lenders, and BB&T, as administrative agent for the lenders. The purpose of the Investment Facility is to provide additional liquidity in support of future investment and operational activities. The Investment Facility allows for an increase in the total size of the facility up to $75 million, subject to certain conditions, and has a maturity date of October 24, 2011. Borrowings under the Investment Facility bear interest, subject to Main Street's election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.75% or (ii) the applicable base rate plus 0.75%. Main Street pays unused commitment fees of 0.375% per annum on the average unused lender commitments under the Investment Facility. The Investment Facility is secured by a first lien on the assets of MSCC, MSEI and the Investment Manager. The Investment Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum liquidity of not less than 10% of the aggregate principal amount outstanding, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum tangible net worth. At December 31, 2009, Main Street had no borrowings outstanding under the Investment Facility, and Main Street was in compliance with the required financial covenants of the Investment Facility.

       On December 31, 2007, Main Street entered into a treasury-based credit facility (the "Treasury Facility") among Main Street, Wachovia Bank, National Association and BB&T, as administrative agent for the lenders. The purpose of the Treasury Facility was to provide flexibility in the sizing of portfolio investments and to facilitate the growth of Main Street's investment portfolio. However, due to the maturation of Main Street's investment portfolio and the additional flexibility provided by the Investment Facility, Main Street unilaterally terminated the Treasury Facility on July 10, 2009 in order to eliminate the unused commitment fees that would have been paid under this facility over its remaining term.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE H — FINANCIAL HIGHLIGHTS

	Years Ended December 31,
Per Share Data:	2009	2008
Net asset value at beginning of period	$12.20	$12.85
Net investment income(1)	0.92	1.13
Net realized gains (losses)(1)(2)	(0.78)	0.16
Net change in unrealized appreciation (depreciation) on investments(1)(2)	0.82	(0.44)
Income tax (provision) benefit(1)(2)	0.23	0.35

Net increase in net assets resulting from operations(1)	1.19	1.20
Net decrease in net assets from dividends paid to stockholders	(1.50)	(1.43)
Impact of monthly dividend declared as of December 31, 2008 but paid on January 15, 2009	0.13	(0.13)
Other(3)	(0.06)	(0.29)

Net asset value at December 31, 2009 and 2008	$11.96	$12.20

Market value at December 31, 2009 and 2008	$16.12	$9.77
Shares outstanding at December 31, 2009 and 2008	10,842,447	9,206,483

(1)
Based on weighted average number of common shares outstanding for the period.

(2)
Net realized gains or losses, net change in unrealized appreciation or depreciation, and income taxes can fluctuate significantly from period to period.

(3)
Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

	Years Ended December 31,
	2009	2008	2007
Net assets at end of period	$129,660,131	$112,356,056	$115,149,208
Average net assets	$120,539,528	$114,977,272	$56,882,526
Average outstanding debt	$57,000,000	$55,000,000	$53,020,000
Ratio of total expenses, excluding interest expense, to average net assets(1)	2.48%	2.79%	4.76%
Ratio of total expenses to average net assets(1)	5.63%	6.07%	10.47%
Ratio of net investment income to average net assets(1)	7.65%	8.97%	11.47%
Total return based on change in net asset value(2)	10.64%	9.84%	5.88%

(1)
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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE I — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

       In September 2008, Main Street announced that beginning in October 2008, it would begin making dividend payments on a monthly, as opposed to a quarterly, basis. Main Street paid monthly dividends of $0.125 per share for each month beginning January 2009 through December 2009, totaling $14.9 million, or $1.50 per share, for the period. For tax purposes, the monthly dividend paid in January 2009 was applied against the calendar year 2008 taxable income distribution since that dividend was declared and accrued prior to December 31, 2008. For tax purposes, the 2009 dividends were comprised of ordinary income totaling approximately $1.22 per share and long term capital gain totaling approximately $0.16 per share. For the year ended December 31, 2008, Main Street paid dividends of approximately $13.0 million, or $1.43 per share, for the period. The dividends, which included the dividend paid in January 2009 for tax purposes, were comprised of ordinary income totaling approximately $0.95 per share and long term capital gain totaling approximately $0.60 per share. Ordinary dividend distributions from a RIC do not qualify for the 15% maximum tax rate on dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations (which Main Street did not receive during the 2009 year).

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

       One of MSCC's wholly owned subsidiaries, MSEI, is a taxable entity which holds certain core portfolio investments for Main Street. MSEI is consolidated with Main Street for financial reporting purposes, and the core portfolio investments held by MSEI are included in Main Street's consolidated financial statements. The principal purpose of MSEI is to permit Main Street to hold equity investments in portfolio companies which are "pass through" entities for tax purposes in order to comply with the "source income" requirements contained in the RIC tax provisions of the Code. MSEI is not consolidated with Main Street for income tax purposes and may generate income tax expense or income tax benefit as a result of its ownership of various core portfolio investments. This income tax expense or benefit, if any, is reflected in Main Street's Consolidated Statement of Operations. For the year ended December 31, 2009, Main Street recognized an income tax benefit of $2.3 million primarily consisting of deferred tax benefits related to net unrealized depreciation on certain portfolio investments held by MSEI.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       Main Street's provision for income taxes, including MSEI, was comprised of the following:

	Years Ended December 31,
	2009	2008
Current tax expense (benefit):
Federal	$(823,045)	$663,767
State	87,923	188,560

Total current tax expense (benefit)	(735,122)	852,327
Deferred tax expense (benefit):
Federal	(1,594,719)	(4,061,969)
State	—	(85,384)

Total deferred tax expense (benefit)	(1,594,719)	(4,147,353)
Excise tax	40,000	112,625

Total income tax provision (benefit)	$(2,289,841)	$(3,182,401)

       Listed below is a reconciliation of "Net Increase in Net Assets Resulting From Operations" to taxable income and to total distributions declared to common stockholders for the years ended December 31, 2009 and 2008.

	Years Ended December 31,
	2009	2008
	(estimated)
Net increase in net assets resulting from operations	$11,956,229	$10,933,939
Share-based compensation expense	1,068,397	511,452
Net change in unrealized (appreciation) depreciation on investments	(8,242,107)	3,961,092
Income tax provision (benefit)	(2,289,841)	(3,182,401)
Pre-tax book loss of taxable subsidiary, MSEI, not consolidated for tax purposes	8,773,006	2,182,580
Book income and tax income differences, including debt origination, structuring fees and realized gains	187,971	1,363,200

Taxable income	11,453,655	15,769,862
Taxable income earned in prior year and carried forward for distribution in current year	3,129,727	1,481,131
Taxable income earned in current period and carried forward for distribution	(848,452)	(3,129,727)

Total distributions to common stockholders	$13,734,930	$14,121,266

(1)
Main Street's taxable income for 2009 is an estimate and will not be finally determined until the company files its 2009 tax return in 2010. Therefore, the final taxable income, and the taxable income earned in 2009 and carried forward for distribution in 2010, may be different than this estimate.

       The net deferred tax asset at December 31, 2009 and 2008 was $2.7 million and $1.1 million, respectively, and primarily related to timing differences from recognition of unrealized depreciation from debt and equity investments in portfolio investments as well as timing differences from taxable income from equity investments in portfolio companies which are flow through entities. Management believes that the realization of the deferred tax asset is more likely than not based on expectations as to future taxable income and

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

scheduled reversals of temporary differences. Accordingly, Main Street did not record a valuation allowance at December 31, 2009.

NOTE J — COMMON STOCK AND SHARE REPURCHASE PROGRAM

       In June 2009, Main Street completed a public stock offering consisting of the public offering and sale of 1,437,500 shares of common stock, including the underwriters' exercise of the over-allotment option, at a price to the public of $12.10 per share. The offering resulted in total net proceeds of approximately $16.2 million, after deducting underwriters' commissions and offering costs.

       On November 13, 2008, Main Street announced that its Board of Directors authorized its officers, in their discretion and subject to compliance with the 1940 Act and other applicable laws, to purchase on the open market or in privately negotiated transactions, an amount up to $5 million of the outstanding shares of Main Street's common stock at prices per share not to exceed Main Street's last reported net asset value per share. The repurchase program terminated as of December 31, 2009. During November and December 2008, Main Street purchased 34,700 shares in connection with the repurchase program at a weighted average cost of $9.54 per share. During January through March of 2009, Main Street purchased 164,544 shares in connection with the repurchase program at a weighted average cost of $9.82 per share.

       On October 2, 2007, Main Street initiated the Formation Transactions and acquired 100% of the equity interests in MSMF, MSMF GP, and the Investment Manager in exchange for 4,525,726 shares.

       On October 4, 2007, Main Street completed the IPO. The IPO consisted of the public offering and sale of 4,300,000 shares of common stock, including the underwriters' exercise of the over-allotment option, at a price to the public of $15.00 per share, resulting in net proceeds of approximately $60.2 million, after deducting underwriters' commissions totaling approximately $4.3 million.

NOTE K — PARTNERS' CAPITAL CONTRIBUTIONS, ALLOCATIONS AND DISTRIBUTIONS

       Prior to the Formation Transactions, MSMF had received irrevocable commitments from investors to contribute capital of $26,665,548, which had been substantially paid in through the date of the Formation Transactions (October 2, 2007).

       MSMF is a licensed SBIC, and prior to the Formation Transactions, was able to make distributions of cash and/or property only at such times as permitted by the SBIC Act and as determined under the Partnership Agreement. Under the Partnership Agreement, MSMF GP was entitled to 20% of MSMF's distributions, subject to a "clawback" provision that required MSMF GP to return an amount of allocated profits and distributions to MSMF if, and to the extent that, distributions to MSMF GP over the life of MSMF caused the limited partners of MSMF to receive cumulative distributions which were less than their share (approximately 80%) of the cumulative net profits of MSMF. MSMF made total distributions of $6,500,000 from January 1, 2007 through the date of the Formation Transactions (October 2, 2007).

NOTE L — DIVIDEND REINVESTMENT PLAN ("DRIP")

       Main Street's DRIP provides for the reinvestment of dividends on behalf of its stockholders, unless a stockholder has elected to receive dividends in cash. As a result, if Main Street declares a cash dividend, the company's stockholders who have not "opted out" of the DRIP by the dividend record date will have their cash dividend automatically reinvested into additional shares of MSCC common stock. Main Street has the option to satisfy the share requirements of the DRIP through the issuance of shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly issued shares will be valued based upon the final closing price of MSCC's common stock on the valuation date determined for each dividend by Main Street's Board of Directors. Shares purchased in the open market to satisfy the DRIP

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator, before any associated brokerage or other costs. Main Street's DRIP is administered by its transfer agent on behalf of Main Street's record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in Main Street's DRIP but may provide a similar dividend reinvestment plan.

       For the year ended December 31, 2009, $5.4 million of the total $14.9 million in dividends paid to stockholders represented DRIP participation. During this period, Main Street satisfied the DRIP participation requirements with the purchase of 169,742 shares of common stock in the open market and the issuance of 271,906 new shares. For the year ended December 31, 2008, $4.9 million of the total $13.0 million in dividends paid to stockholders represented DRIP participation. Main Street satisfied the DRIP participation requirements with the purchase of 382,794 shares of common stock in the open market and the issuance of 15,820 new shares. The shares disclosed above relate only to Main Street's DRIP and exclude any activity related to broker-managed dividend reinvestment plans.

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

       On July 1, 2009, Main Street's Board of Directors approved the issuance of 99,312 shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2008 Equity Incentive Plan. These shares will vest over a four-year period from the grant date and will be expensed over the four-year service period starting on the grant date. On July 1, 2008, Main Street's Board of Directors approved the issuance of 245,645 shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2008 Equity Incentive Plan. These shares are vesting over a four-year period from the grant date and are being expensed over the four-year service period starting on the grant date.

       On July 1, 2009, a total of 8,512 shares of restricted stock was issued to Main Street's independent directors pursuant to the Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan. These shares will vest on the day immediately preceding Main Street's next annual meeting of stockholders and will be expensed over a one-year service period starting on the grant date. On July 1, 2008, a total of 20,000 shares of restricted stock was issued to Main Street's independent directors pursuant to the Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan. One-half of those shares vested immediately on the grant date, and the remaining half vested on the day immediately preceding the June 2009 annual meeting of stockholders. As a result, 50% of those shares were expensed during July 2008, and the remaining 50% were expensed over a one-year service period starting on the grant date and ending in June 2009.

       For the years ended December 31, 2009 and 2008, Main Street recognized total share-based compensation expense of $1,068,397 and $511,452, respectively, related to the restricted stock issued to Main Street employees and Main Street's independent directors.

       As of December 31, 2009, there was $3,123,710 of total unrecognized compensation expense related to Main Street's non-vested restricted shares. This compensation expense is expected to be recognized over a weighted-average period of approximately 2.9 years.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE N — COMMITMENTS

       At December 31, 2009, Main Street had three outstanding commitments to fund unused revolving loans for up to $6,315,000 in total.

NOTE O — SUPPLEMENTAL CASH FLOW DISCLOSURES

       Listed below are the supplemental cash flow disclosures for the years ended December 31, 2009, 2008, and 2007:

	Year Ended December 31,
	2009	2008	2007
Interest paid	$3,415,200	$3,306,313	$2,852,002
Taxes paid	$109,404	$355,053	$—
Non-cash financing activities:
Shares issued for Investment in the Investment Manager	$—	$—	$18,000,000
Shares issued pursuant to the DRIP	$3,692,720	$213,729	$1,903,116

NOTE P — SELECTED QUARTERLY DATA (UNAUDITED)

	2009
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total investment income	$3,592,425	$3,600,070	$4,501,598	$4,308,154
Net investment income	$2,116,266	$1,987,140	$2,625,041	$2,493,382
Net increase (decrease) in net assets resulting from operations	$(467,798)	$3,739,137	$7,037,142	$1,647,748
Net investment income per share-basic and diluted	$0.23	$0.21	$0.25	$0.23
Net increase (decrease) in net assets resulting from operations per share-basic and diluted	$(0.05)	$0.39	$0.66	$0.15

	2008
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total investment income	$4,027,366	$4,176,911	$4,457,324	$4,633,825
Net investment income	$2,504,062	$2,586,575	$2,529,950	$2,694,549
Net increase in net assets resulting from operations	$3,202,636	$4,488,097	$2,673,703	$569,503
Net investment income per share-basic and diluted	$0.28	$0.29	$0.27	$0.30
Net increase in net assets resulting from operations per share-basic and diluted	$0.36	$0.50	$0.29	$0.06

NOTE Q — RELATED PARTY TRANSACTIONS

       We co-invested with MSC II in several existing portfolio investments prior to the Formation Transactions, but did not co-invest with MSC II subsequent to the Formation Transactions and prior to June 2008. In June 2008, we received exemptive relief from the SEC to allow us to resume co-investing with MSC II in accordance with the terms of such exemptive relief. The co-investments among us and MSC II have all been

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

made at the same time and on the same terms and conditions. The co-investments were also made in accordance with the Investment Manager's conflicts policy and in accordance with the applicable SBIC conflict of interest regulations. MSC II is managed by the Investment Manager, and the Investment Manager is wholly owned by us. In January 2010, pursuant to the Exchange Offer Transactions, we issued 1,239,695 shares of common stock in exchange for approximately 88% of the total dollar value of the limited partner interests in MSC II.

       As discussed further in Note D to the accompanying consolidated financial statements, subsequent to the completion of the Formation Transactions, the Investment Manager is a wholly owned portfolio company of MSCC. At December 31, 2009 and 2008, the Investment Manager had a receivable of $217,422 and $302,633, respectively, with MSCC related to net cash expenses incurred by the Investment Manager required to support Main Street's business.

NOTE R — SUBSEQUENT EVENTS

  Exchange Offer

       On January 7, 2010, MSCC consummated the Exchange Offer to exchange 1,239,695 shares (the "Exchange Shares") of its common stock for approximately 88% of the total dollar value of the limited partner interests in MSC II. Pursuant to the terms of the Exchange Offer, 100% of the membership interests in MSC II GP were also transferred to MSCC for no consideration. MSC II commenced operations in January 2006, is an investment fund that operates as an SBIC and is managed by the Investment Manager. The Exchange Offer was applicable to all MSC II limited partner interests except for any limited partner interests owned by affiliates of MSCC, including any limited partner interests owned by officers or directors of MSCC. The Exchange Offer was formally approved by the SBA prior to closing. The Exchange Shares are subject to a one-year contractual lock-up from the Exchange Offer closing date. An approximately 12% minority ownership in the total dollar value of the MSC II limited partnership interests remains outstanding, including approximately 5% owned by affiliates of MSCC.

       As of the closing date of the Exchange Offer, MSC II had $70 million of SBIC debentures outstanding, which are guaranteed by the SBA and carry an average fixed interest rate of approximately 6%. The first principal maturity related to MSC II's SBIC debentures does not occur until 2016.

       The Exchange Offer is being accounted for under the acquisition method of accounting in accordance with ASC 805. Accordingly, the purchase price was preliminarily allocated to the acquired assets and liabilities based on their estimated fair values at the Exchange Offer acquisition date as summarized in the following table. The fair value of the MSC II net assets acquired exceeded the fair value of the stock

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consideration issued, resulting in a bargain purchase gain that will be recorded by Main Street in the period that the Exchange Offer was completed.

Value of the stock consideration issued for limited partner interests acquired	$19,934,296 (1)
Fair value of noncontrolling limited partner interests	3,322,370 (2)

Total stock consideration and noncontrolling interest value	23,256,666
Fair value of MSC II assets and liabilities:
Cash and marketable securities (net of distribution to limited partners)	10,841,421
Debt investments acquired at fair value	56,143,457
Equity investments acquired at fair value	14,930,614
Other assets	808,558
SBIC debt at fair value	(53,139,092)
Deferred tax liability assumed	(378,932)
Other liabilities	(1,519,608)

Total fair value of MSC II net assets	27,686,418

Estimated bargain purchase gain	4,429,752
Estimated transaction costs associated with the Exchange Offer	(250,000)

Estimated bargain purchase gain, net of transaction costs	$4,179,752

(1)
The value of the shares of common stock exchanged for a majority of MSC II limited partner interests was based upon the closing price of Main Street's common stock at January 7, 2010, the closing date of the Exchange Offer.

(2)
The fair value of the noncontrolling limited partner interests is based on the noncontrolling interests' 12% share in the total fair value of MSC II net assets.

       Consummation of the Exchange Offer Transactions provides Main Street with access to additional long-term, low-cost leverage capacity through the SBIC program. The American Recovery and Reinvestment Act of 2009 enacted in February 2009 (the "Stimulus Bill") increased the maximum amount of combined SBIC leverage (or SBIC leverage cap) to $225 million for affiliated SBIC funds from the previous SBIC leverage cap of approximately $137 million. Since the increase in the SBIC leverage cap applies to affiliated SBIC funds, Main Street is required to allocate such increased borrowing capacity between MSMF and MSC II. Subsequent to the Exchange Offer, Main Street will have access to an incremental $90 million in SBIC leverage capacity, subject to the required capitalization of each of the Funds, in addition to the $70 million of existing MSC II SBIC leverage and the $65 million of SBIC leverage at MSMF. At the closing of the Exchange Offer, Main Street funded approximately $24 million in unfunded limited partner commitments for the limited partner interests it acquired in connection with the Exchange Offer in order to comply with SBA regulatory requirements. The $24 million capital contribution to MSC II was funded by Main Street in part with approximately $12 million drawn down under its $30 million investment credit facility. Main Street currently projects that consummation of the Exchange Offer Transactions will be accretive to its calendar year 2010 distributable net investment income per share.

  Equity Offering

       Subsequent to the Exchange Offer in January 2010, we completed a public stock offering consisting of the public offering and sale of 2,875,000 shares of common stock, including the underwriters' exercise of the over-allotment option, at a price to the public of $14.75 per share, resulting in total net proceeds of

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $40.1 million, after deducting underwriters' commissions and offering costs. Based upon the net proceeds from this offering and existing cash, marketable securities, and idle funds investments, we estimate that we have the required capitalization to access all of the $90 million in incremental SBIC leverage available through the SBIC Funds. Main Street used approximately $12 million of the net proceeds from this offering to repay outstanding debt borrowed under its $30 million investment credit facility to fund MSC II capital commitments assumed in the Exchange Offer. Main Street intends to use the remaining net proceeds from this offering to make investments in lower middle market companies in accordance with its investment objective and strategies, pay operating expenses and other cash obligations and for general corporate purposes. Pending such uses, Main Street may invest the net proceeds of this offering primarily in marketable securities and idle funds investments, which may include investments in secured intermediate term bank debt and other independently rated debt investments.

  Other

       During January 2010, Main Street sold its investment in Quest Design and Production, LLC ("Quest"), which was on non-accrual status as of December 31, 2009. Main Street had recorded unrealized depreciation as of December 31, 2009 on its investment in Quest equal to the $4.0 million loss it will realize in the first quarter of 2010 related to the exit of this investment.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders' of
Main Street Capital Corporation

       We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Main Street Capital Corporation referred to in our report dated March 10, 2010, which is included in the annual report on Form 10-K. Our report on the consolidated financial statements includes explanatory paragraphs, which discussed the adoption of new accounting guidance related to fair value measurements and the calculation of basic earnings per common share reflecting the inclusion of certain instruments granted in share based payment transactions as discussed in Note B to the consolidated financial statements. Our audits of the basic financial statements include the financial statement schedule listed in the index appearing under Item 15(2) which is the responsibility of the Company's management. In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP
Houston, Texas
March 10, 2010

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Schedule of Investments in and Advances to Affiliates
Year ended December 31, 2009

Company	Investments(1)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2008 Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2009 Value
CONTROL INVESTMENTS
Café Brazil, LLC	12% Secured Debt	$334,206	$2,750,000	$—	$250,000	$2,500,000
	Member Units	14,467	1,000,000	520,000	—	1,520,000

CBT Nuggets, LLC	14% Secured Debt	252,349	1,680,000	—	—	1,680,000
	10% Secured Debt	79,300	150,000	1,065,000	300,000	915,000
	Member Units	141,479	1,625,000	—	125,000	1,500,000
	Warrants	180,000	500,000	—	500,000	—

Ceres Management, LLC	14% Secured Debt	345,453	2,372,601	4,787	—	2,377,388
(Lambs)	Member Units	—	1,300,000	—	380,000	920,000
	Class B Member Units	14,395	—	218,395	—	218,395

Condit Exhibits, LLC	13% Current/5% PIK Secured Debt	448,771	2,273,194	348,913	—	2,622,107
	Warrants	—	300,000	—	270,000	30,000

Gulf Manufacturing, LLC	Prime plus 1% Secured Debt	54,079	1,200,000	—	—	1,200,000
	13% Secured Debt	285,548	1,880,000	18,095	900,000	998,095
	Member Units	162,859	1,100,000	1,260,000	—	2,360,000
	Warrants	—	550,000	530,000	—	1,080,000

Hawthorne Customs &	13% Secured Debt	128,681	1,171,988	28,012	1,200,000	—
Dispatch Services, LLC	Member Units	956,788	435,000	405,000	—	840,000
	Warrants	—	230,000	—	230,000	—

Hydratec Holdings, LLC	12.5% Secured Debt	550,437	5,311,329	50,062	2,404,756	2,956,635
	Prime plus 1% Secured Debt	50,749	1,579,911	354,000	1,595,244	338,667
	Member Units	200,000	2,050,000	4,570,000	—	6,620,000

Jensen Jewelers of	Prime plus 2% Secured Debt	59,935	1,044,000	—	—	1,044,000
Idaho, LLC	13% Current/6% PIK Secured Debt	204,339	1,004,591	62,846	—	1,067,437
	Member Units	—	380,000	—	90,000	290,000

NAPCO Precast, LLC	Prime plus 2% Secured Debt	326,765	3,692,308	—	307,693	3,384,615
	18% Secured Debt	1,141,478	6,461,538	—	538,461	5,923,077
	Member Units	64,475	5,100,000	120,000	—	5,220,000

OMi Holdings, Inc.	12% Secured Debt	791,165	6,603,400	12,995	318,000	6,298,395
	Common Stock	2,400	570,000	—	300,000	270,000

Quest Design &	10% Secured Debt	44,957	600,000	—	400,000	200,000
Production LLC	0% Secured Debt	—	1,400,000	120,000	1,520,000	—
	Warrants	—	—	—	—	—
	Warrants	—	—	—	—	—

Thermal & Mechanical	13% Current/5% PIK Secured Debt	230,295	—	3,301,405	—	3,301,405
Equipment, LLC	Prime plus 2% Secured Debt	47,013	—	1,043,471	—	1,043,471
	Warrants	—	—	600,000	—	600,000

Universal Scaffolding &	Prime plus 1% Secured Debt	43,489	875,072	1,208	876,280	—
Equipment, LLC	13% Current/5% PIK Secured Debt	162,453	3,160,000	20,491	3,180,491	—
	Member Units		—	—	—	—

Uvalco Supply, LLC	Equity	94,789	1,575,000	207,500	392,500	1,390,000

Ziegler's NYPD, LLC	Prime plus 2% Secured Debt	55,763	594,239	1,013	—	595,252
	13% Current/5% PIK Secured Debt	514,461	2,663,437	148,093	35,887	2,775,643
	Warrants	—	360,000	—	—	360,000

Other		39,349	—	1,961,085	—	1,961,085

Income from Control Investments disposed of during the year		—	—	—	—	—

	Total-Control	$8,022,687	$65,542,608	$16,972,371	$16,114,312	$66,400,667

Company	Investments(1)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2008 Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2009 Value
AFFILATE INVESTMENTS
Advantage Millwork	12% Secured Debt	$200,237	$2,955,442	$15,214	$1,770,656	$1,200,000
Company, Inc.	Warrants	—	—	—	—	—

American Sensor	Prime plus .5% Secured Debt	269,694	3,800,000	—	—	3,800,000
Technologies, Inc.	Warrants	—	250,000	570,010	10	820,000

California Healthcare Medical	12% Secured Debt	207,806	1,141,706	133,694	—	1,275,400
Billing, Inc.	12% Current/6% PIK Secured Debt	56,012	—	842,583	—	842,583
	Common Stock	—	390,000	790,000	—	1,180,000
	Warrants	—	240,000	1,040,000	—	1,280,000

Compact Power Equipment	12% Secured Debt	52,364	—	1,778,702	—	1,778,702
Centers, LLC	Member Units	—	—	688	—	688

Houston Plating &	Prime Plus 2%	15,750	300,000	—	—	300,000
Coatings, LLC	Member Units	317,100	2,750,000	815,000	—	3,565,000

Indianapolis Aviation	12% Secured Debt	153,486	—	2,564,759	120,000	2,444,759
Partners, LLC	Warrants	—	—	677,571	—	677,571

KBK Industries, LLC	14% Secured Debt	624,974	3,937,500	50,467	134,142	3,853,825
	8% Secured Debt	21,479	468,750	—	375,000	93,750
	8% Secured Debt	36,500	450,000	—	—	450,000
	Member Units	36,197	775,000	—	315,000	460,000

Laurus Healthcare, LP,	13% Secured Debt	383,444	2,275,000	—	—	2,275,000
	Warrants	—	2,500,000	1,900,000	—	4,400,000

National Trench Safety, LLC	10% PIK Debt	42,946	404,256	42,947	—	447,203
	Member Units	—	1,792,308	—	1,092,308	700,000

Olympus Building	12% Secured Debt	225,146	—	1,830,000	—	1,830,000
Services, Inc.	12% Current/3% PIK Secured Debt	3,908	—	342,782	—	342,782
	Warrants	—	—	480,000	—	480,000

Pulse Systems, LLC	14% Secured Debt	77,327	1,831,274	—	1,831,274	—
	Warrants	—	450,000	—	110,000	340,000

Schneider Sales	13% Secured Debt	270,768	1,909,972	17,728	—	1,927,700
Management, LLC	Warrants	—	45,000	—	45,000	—

Vision Interests, Inc.	13% Secured Debt	538,632	3,579,117	31,714	390,831	3,220,000
	Common Stock	—	420,000	—	420,000	—
	Warrants	—	420,000	—	420,000	—

Walden Smokey Point, Inc.	14% Current/4% PIK Secured Debt	886,249	4,704,533	210,481	—	4,915,014
	Common Stock	7,595	600,000	640,000	—	1,240,000

WorldCall, Inc.	13% Secured Debt	103,433	640,000	6,225	—	646,225
	Common Stock	—	382,837	—	282,837	100,000

Other		50,248	—	—	—	—

Income from Affiliate Investments disposed of during the year		—	—	—	—	—

	Total-Affiliate Investments	$4,581,295	$39,412,695	$14,780,565	$7,307,058	$46,886,202

  This schedule should be read in conjunction with Main Street's Consolidated and Combined Financial Statements, including the Consolidated and Combined Schedule of Investments and Notes to the Consolidated Financial Statements.

(1)
The principal amount, the ownership detail for equity investments and if the investment is income producing is shown in the Consolidated and Combined Schedule of Investments.

(2)
Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the year, any income related to the time period it was in the category other than the one shown at year end is included in "Income from Investments disposed of during the year".

(3)
Gross additions include increases in the cost basis of investments resulting from new portfolio investment, follow on investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross Additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation as well as the movement of an existing portfolio company into this category and out of a different category.

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

       (b)  Management's Report on Internal Control Over Financial Reporting.    The management of Main Street Capital Corporation and its subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company's evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2009. Grant Thornton, LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2009, as stated in its report which is included herein.

       (c)  Attestation Report of the Registered Public Accounting Firm.    Our independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting, which is set forth above under the heading "Report of Independent Registered Public Accounting Firm" in Item 8.

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

Item 9B.    Other Information

       None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

       The information required by this Item will be contained in the definitive proxy statement relating to our 2010 annual meeting of stockholders (the "Proxy Statement") under the headings "Election of Directors," "Corporate Governance," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance," to be filed with the Securities and Exchange Commission on or prior to April 30, 2010, and is incorporated herein by reference.

       We have adopted a code of business conduct and ethics that applies to directors, officers and employees of Main Street. This code of ethics is published on our Web site at www.mainstcapital.com. We intend to disclose any future amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a Web site posting.

Item 11.    Executive Compensation

       The information required by this Item will be contained in the Proxy Statement under the headings "Compensation of Executive Officers," "Compensation of Directors," "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report," to be filed with the Securities and Exchange Commission on or prior to April 30, 2010, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

       The following table provides information regarding our equity compensation plans as of December 31, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	1,826,850	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	—	$—	1,826,850

(1)
All of our equity compensation plans have been approved by our stockholders. As of December 31, 2009, we had issued 373,469 shares of restricted stock pursuant to our equity compensation plans, of which 81,411 shares had vested and 319 shares were forfeited as of December 31, 2009. Pursuant to each of our equity compensation plans, if any award issued thereunder shall for any reason expire or otherwise terminate or be forfeited, in whole or in part, the shares of stock not acquired under such award shall revert to and again become available for issuance under such plan.

       The other information required by this Item will be contained in the Proxy Statement under the headings "Security Ownership of Certain Beneficial Owners and Management," to be filed with the Securities and Exchange Commission on or prior to April 30, 2010, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

       The information required by this Item will be contained in the Proxy Statement under the headings "Certain Relationships and Related Transactions" and "Corporate Governance," to be filed with the Securities and Exchange Commission on or prior to April 30, 2010, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

       The information required by this Item will be contained in the Proxy Statement under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm for the Year Ending December 31, 2010," to be filed with the Securities and Exchange Commission on or prior to April 30, 2010, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

       The following documents are filed or incorporated by reference as part of this Annual Report:

1.    Consolidated Financial Statements

2.    Consolidated Financial Statement Schedule

Report of Independent Registered Public Accounting Firm
Schedule of Investments in and Advances to Affiliates for the Year Ended December 31, 2009

3.    Exhibits

       The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1*	Articles of Amendment and Restatement of Main Street Capital Corporation (previously filed as Exhibit (a) to Main Street Capital Corporation's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on August 15, 2007 (Reg. No. 333-142879))
3.2*	Amended and Restated Bylaws of Main Street Capital Corporation (previously filed as Exhibit 99.1 to Main Street Capital Corporation's Current Report on Form 8-K filed on May 2, 2008 (File No. 1-33723))
4.1*	Form of Common Stock Certificate (previously filed as Exhibit (d) to Main Street Capital Corporation's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on August 15, 2007 (Reg. No. 333-142879))
4.2*	Dividend Reinvestment Plan (previously filed as Exhibit 4.2 to Main Street Capital Corporation's Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 21, 2008 (File. No. 1-33723))
4.3*	Main Street Mezzanine Fund, LP SBIC debentures guaranteed by the SBA (previously filed as Exhibit (f)(1) to Main Street Capital Corporation's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on June 22, 2007 (Reg. No. 333-142879))
4.4*	Main Street Capital II, LP SBIC debentures guaranteed by the SBA (see Exhibit (f)(1) to Pre-Effective Amendment No. 1 to Form N-2 of Main Street Capital Corporation filed with the SEC on June 22, 2007 for a substantially identical copy of the form of debentures)
10.1*	Credit Agreement dated October 24, 2008 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current Report on Form 8-K filed October 28, 2008 (File No. 1-33723))
10.2*	General Security Agreement dated October 24, 2008 (previously filed as Exhibit 10.2 to Main Street Capital Corporation's Current Report on Form 8-K filed October 28, 2008 (File No. 1-33723))

Exhibit Number	Description
10.3*	Custodial Agreement dated October 24, 2008 (previously filed as Exhibit 10.3 to Main Street Capital Corporation's Current Report on Form 8-K filed October 28, 2008 (File No. 1-33723))
10.4*	Equity Pledge Agreement dated October 24, 2008 (previously filed as Exhibit 10.4 to Main Street Capital Corporation's Current Report on Form 8-K filed October 28, 2008 (File No. 1-33723))
10.5*	First Amendment to Credit Agreement dated March 26, 2009 (previously filed as Exhibit 10.2 to Main Street Capital Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on August 7, 2009 (File No. 1-33723))
10.6*	Second Amendment to Credit Agreement, Consent and Limit Waiver dated November 10, 2009 (previously filed as Exhibit (k)(8) to Main Street Capital Corporation's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on January 12, 2010 (Reg. No. 333-155806))
10.7*	Third Amendment to Credit Agreement dated December 17, 2009 (previously filed as Exhibit (k)(9) to Main Street Capital Corporation's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on January 12, 2010 (Reg. No. 333-155806))
10.8*	Form of Amended and Restated Investment Advisory Agreement by and between Main Street Capital Partners, LLC and Main Street Mezzanine Fund, LP (previously filed as Exhibit (g)(1) to Main Street Capital Corporation's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on June 22, 2007 (Reg. No. 333-142879))
10.9*	Investment Management/Advisory Agreement by and between Main Street Capital Partners, LLC, Main Street Capital II, LP and Main Street Capital II GP, LLC (previously filed as Exhibit (g)(2) to Main Street Capital Corporation's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on June 22, 2007 (Reg. No. 333-142879))
10.10*†	Main Street Capital Corporation 2008 Equity Incentive Plan (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on August 7, 2009 (File No. 1-33723))
10.11*†	Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan (previously filed as Exhibit 4.5 to Main Street Capital Corporation's Registration Statement on Form S-8 filed on June 20, 2008 (Reg. No. 333-151799))
10.12*	Custodian Agreement (previously filed as Exhibit (j) to Main Street Capital Corporation's Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (Reg. No. 333-142879))
10.13*†	Form of Employment Agreement by and between Main Street Capital Corporation and Todd A. Reppert (previously filed as Exhibit (k)(1) to Main Street Capital Corporation's Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (Reg. No. 333-142879))
10.14*†	Amendment to Employment Agreement by and between Main Street Capital Corporation and Todd A. Reppert dated as of July 1, 2009 (previously filed as Exhibit 10.2 to Main Street Capital Corporation's Current Report on Form 8-K filed July 1, 2009 (File No. 1-33723))
10.15*†	Form of Employment Agreement by and between Main Street Capital Corporation and Rodger A. Stout (previously filed as Exhibit (k)(2) to Main Street Capital Corporation's Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (Reg. No. 333-142879))
10.16*†	Amendment to Employment Agreement by and between Main Street Capital Corporation and Rodger A. Stout dated as of July 1, 2009 (previously filed as Exhibit 10.4 to Main Street Capital Corporation's Current Report on Form 8-K filed July 1, 2009 (File No. 1-33723))
10.17*†	Form of Employment Agreement by and between Main Street Capital Corporation and Curtis A. Hartman (previously filed as Exhibit (k)(3) to Main Street Capital Corporation's Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (Reg. No. 333-142879))

Exhibit Number	Description
10.18*†	Amendment to Employment Agreement by and between Main Street Capital Corporation and Curtis L. Hartman dated as of July 1, 2009 (previously filed as Exhibit 10.6 to Main Street Capital Corporation's Current Report on Form 8-K filed July 1, 2009 (File No. 1-33723))
10.19*†	Form of Employment Agreement by and between Main Street Capital Corporation and Dwayne L. Hyzak (previously filed as Exhibit (k)(4) to Main Street Capital Corporation's Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (Reg. No. 333-142879))
10.20*†	Amendment to Employment Agreement by and between Main Street Capital Corporation and Dwayne L. Hyzak dated as of July 1, 2009 (previously filed as Exhibit 10.8 to Main Street Capital Corporation's Current Report on Form 8-K filed July 1, 2009 (File No. 1-33723))
10.21*†	Form of Employment Agreement by and between Main Street Capital Corporation and David L. Magdol (previously filed as Exhibit (k)(5) to Main Street Capital Corporation's Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (Reg. No. 333-142879))
10.22*†	Amendment to Employment Agreement by and between Main Street Capital Corporation and David L. Magdol dated as of July 1, 2009 (previously filed as Exhibit 10.10 to Main Street Capital Corporation's Current Report on Form 8-K filed July 1, 2009 (File No. 1-33723))
10.23*†	Form of Confidentiality and Non-Compete Agreement by and between Main Street Capital Corporation and Vincent D. Foster (previously filed as Exhibit (k)(12) to Main Street Capital Corporation's Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (Reg. No. 333-142879))
10.24*†	Form of Indemnification Agreement by and between Main Street Capital Corporation and each executive officer and director (previously filed as Exhibit (k)(13) to Main Street Capital Corporation's Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (Reg. No. 333-142879))
10.25*	Support Services Agreement effective as of October 2, 2007 by and between Main Street Capital Corporation and Main Street Capital Partners, LLC (previously filed as Exhibit (k)(16) to Main Street Capital Corporation's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on January 30, 2009 (Reg. No. 333-155806))
10.26**	Loan Agreement between Main Street Capital II, LP and Compass Bank dated April 13, 2006, as amended on April 13, 2007, August 16, 2007, April 12, 2008, April 11, 2009 and June 23, 2009
14.1*	Code of Ethics (previously filed as Exhibit (r) to Main Street Capital Corporation's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on August 15, 2007 (Reg. No. 333-142879))
21.1	List of Subsidiaries
23	Consent of Grant Thornton, LLP, independent registered public accounting firm
31.1	Rule 13a - 14(a)/15d - 14(a) certification of Chief Executive Officer
31.2	Rule 13a - 14(a)/15d - 14(a) certification of Chief Financial Officer
32.1	Section 1350 certification of Chief Executive Officer
32.2	Section 1350 certification of Chief Financial Officer

*
Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.

**
This agreement is not filed herewith; however, Main Street Capital Corporation agrees that this agreement will be provided to the SEC upon request.

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
Date: March 10, 2010

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VINCENT D. FOSTER Vincent D. Foster	Chairman and Chief Executive Officer (principal executive officer)	March 10, 2010
/s/ TODD A. REPPERT Todd A. Reppert	President, Chief Financial Officer and Director (principal financial officer)	March 10, 2010
/s/ MICHAEL S. GALVAN Michael S. Galvan	Vice President, Chief Accounting Officer (principal accounting officer)	March 10, 2010
/s/ RODGER A. STOUT Rodger A. Stout	Senior Vice President-Finance & Administration, Chief Compliance Officer and Treasurer	March 10, 2010
/s/ MICHAEL APPLING JR. Michael Appling Jr.	Director	March 10, 2010
/s/ JOSEPH E. CANON Joseph E. Canon	Director	March 10, 2010
/s/ WILLIAM D. GUTERMUTH William D. Gutermuth	Director	March 10, 2010
/s/ ARTHUR L. FRENCH Arthur L. French	Director	March 10, 2010

EXHIBIT INDEX

Exhibit Number	Description
21.1	List of Subsidiaries
23	Consent of Grant Thornton LLP, independent registered public accounting firm
31.1	Rule 13a - 14(a)/15d - 14(a) certification of Chief Executive Officer
31.2	Rule 13a - 14(a)/15d - 14(a) certification of Chief Financial Officer
32.1	Section 1350 certification of Chief Executive Officer
32.2	Section 1350 certification of Chief Financial Officer