Form 10-Q
period 2010-03-31
Main Street Capital CORP
filed 2010-05-10
CIK 1396440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock as of May 7, 2010 was 15,123,676.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS

Portfolio investments at fair value:
Control investments (cost: $127,303,070 and $59,544,719 as of March 31, 2010 and December 31, 2009, respectively)	$137,368,925	$66,400,667
Affiliate investments (cost: $53,260,066 and $39,252,445 as of March 31, 2010 and December 31, 2009, respectively)	63,238,278	46,886,202
Non-Control/Non-Affiliate investments (cost: $39,204,991 and $27,482,826 as of March 31, 2010 and December 31, 2009, respectively)	38,699,498	27,416,287
Investment in affiliated Investment Manager (cost: $4,284,042 and $18,000,000 as of March 31, 2010 and December 31, 2009, respectively)	2,175,801	16,036,838

Total portfolio investments (cost: $224,052,169 and $144,279,990 as of March 31, 2010 and December 31, 2009, respectively)	241,482,502	156,739,994
Marketable securities and idle funds investments (cost: $25,889,728 and $3,252,954 as of March 31, 2010 and December 31, 2009, respectively)	26,143,033	3,252,954
Cash and cash equivalents	32,665,182	30,619,998
Deferred tax asset	2,331,581	2,716,400
Other assets	2,961,841	1,509,608
Deferred financing costs (net of accumulated amortization of $1,169,366 and $1,071,676 as of March 31, 2010 and December 31, 2009, respectively)	1,524,130	1,611,508

Total assets	$307,108,269	$196,450,462

LIABILITIES

SBIC debentures (par: $135,000,000 and $65,000,000 as of March 31, 2010 and December 31, 2009, respectively; $52,857,899 at fair value as of March 31, 2010)	$117,857,899	$65,000,000
Line of credit	2,100,000	—
Interest payable	636,125	1,069,148
Dividend payable	1,885,329	—
Accounts payable and other liabilities	871,554	721,183

Total liabilities	123,350,907	66,790,331
Commitments and contingencies

NET ASSETS

Common stock, $0.01 par value per share (150,000,000 shares authorized; 15,082,742 and 10,842,447 issued and outstanding as of March 31, 2010 and December 31, 2009, respectively)	150,827	108,425
Additional paid-in capital	172,016,876	123,534,156
Accumulated net realized income (loss)	(11,595,553)	(8,652,154)
Net unrealized appreciation from investments, net of income taxes	19,675,871	14,669,704

Total Net Asset Value	180,248,021	129,660,131

Noncontrolling interest	3,509,341	—

Total net assets including noncontrolling interests	183,757,362	129,660,131

Total liabilities and net assets	$307,108,269	$196,450,462

NET ASSET VALUE PER SHARE	$11.95	$11.96

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2010	2009

INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$3,595,308	$2,002,620
Affiliate investments	1,808,613	1,169,056
Non-Control/Non-Affiliate investments	863,396	137,955
Total interest, fee and dividend income	6,267,317	3,309,631
Interest from marketable securities, idle funds and other	825,522	282,794
Total investment income	7,092,839	3,592,425
EXPENSES:
Interest	(1,993,237)	(931,335)
General and administrative	(1,577,891)	(349,098)
Share-based compensation	(301,458)	(195,726)
Total expenses	(3,872,586)	(1,476,159)
NET INVESTMENT INCOME	3,220,253	2,116,266

NET REALIZED GAIN (LOSS) FROM INVESTMENTS:
Control investments	(4,020,918)	767,601
Non-Control/Non-Affiliate investments	—	126,623
Marketable securities and idle funds investments	(39,539)	—
Total net realized gain (loss) from investments	(4,060,457)	894,224
NET REALIZED INCOME (LOSS)	(840,204)	3,010,490

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION):
Portfolio investments	5,114,659	(3,405,548)
Marketable securities and idle funds investments	253,304	(354,060)
SBIC debentures	281,193	—
Investment in affiliated Investment Manager	(145,079)	338,595
Total net change in unrealized appreciation (depreciation)	5,504,077	(3,421,013)

Income tax provision	(384,574)	(57,275)
Bargain purchase gain	4,890,582	—
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	9,169,881	(467,798)
Noncontrolling interest	(113,336)	—
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS ATTRIBUTABLE TO COMMON STOCK	$9,056,545	$(467,798)

NET INVESTMENT INCOME PER SHARE - BASIC AND DILUTED	$0.22	$0.23
NET REALIZED INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$(0.06)	$0.33
DIVIDENDS PAID PER SHARE	$0.38	$0.38
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS ATTRIBUTABLE TO COMMON STOCK PER SHARE - BASIC AND DILUTED	$0.63	$(0.05)
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	14,356,785	9,125,440

The accompanying notes are an integral part of these financial statements

Consolidated Statements of Changes in Net Assets

(Unaudited)

					Net Unrealized			Total Net
					Appreciation from			Assets
	Common Stock		Additional	Accumulated	Investments,			Including
	Number	Par	Paid-In	Net Realized	Net of Income	Total Net	Noncontrolling	Noncontrolling
	of Shares	Value	Capital	Income (Loss)	Taxes	Assets Value	Interest	Interest
Balances at December 31, 2008	9,206,483	$92,065	$104,467,740	$3,658,495	$4,137,756	$112,356,056	$—	$112,356,056

Share repurchase program	(164,544)	(1,645)	(1,615,461)	—	—	(1,617,106)	—	(1,617,106)
Share-based compensation	—	—	195,726	—	—	195,726	—	195,726
Dividends to stockholders	—	—	—	(3,428,937)	—	(3,428,937)	—	(3,428,937)
Net increase resulting from operations	—	—	—	3,010,490	(3,478,288)	(467,798)	—	(467,798)

Balances at March 31, 2009	9,041,939	$90,420	$103,048,005	$3,240,048	$659,468	$107,037,941	$—	$107,037,941

Balances at December 31, 2009	10,842,447	$108,425	$123,534,156	$(8,652,154)	$14,669,704	129,660,131	$—	129,660,131

MSC II exchange offer and related transactions	1,239,695	12,397	19,921,899	4,890,582	—	24,824,878	3,396,005	28,220,883
Public offering of common stock, net of offering costs	2,875,000	28,750	40,127,248	—	—	40,155,998	—	40,155,998
Share-based compensation	—	—	301,458	—	—	301,458	—	301,458
Dividend reinvestment	125,600	1,255	1,848,073	—	—	1,849,328	—	1,849,328
Adjustment to investment in Investment Manager related to the MSC II Exchange Offer	—	—	(13,715,958)	—	—	(13,715,958)	—	(13,715,958)
Dividends to stockholders	—	—	—	(6,993,777)	—	(6,993,777)	—	(6,993,777)
Net increase resulting from operations	—	—	—	(840,204)	5,119,503	4,279,299	—	4,279,299
Noncontrolling interest	—	—	—	—	(113,336)	(113,336)	113,336	—

Balances at March 31, 2010	15,082,742	$150,827	$172,016,876	$(11,595,553)	$19,675,871	$180,248,021	$3,509,341	$183,757,362

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations:	$9,169,881	$(467,798)
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized (appreciation) depreciation	(5,504,077)	3,421,013
Net realized (gain) loss from investments	4,060,457	(894,224)
Bargain purchase gain	(4,890,582)	—
Accretion of unearned income	(596,182)	(130,356)
Net payment-in-kind interest accrual	(201,775)	(150,728)
Share-based compensation expense	301,458	195,726
Amortization of deferred financing costs	97,688	100,523
Deferred taxes	301,992	327,720
Changes in other assets and liabilities:
Other assets	(835,521)	(512,642)
Interest payable	(1,776,121)	(791,295)
Accounts payable and other liabilities	(26,139)	(828,276)
Net cash provided by operating activities	101,079	269,663

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in portfolio companies	(18,455,762)	(2,173,320)
Investments in marketable securities and idle funds investments	(25,939,696)	(13,085,200)
Cash acquired in MSC II exchange offer	2,489,920	—
Proceeds from marketable securities and idle funds investments	3,596,689	2,345,327
Principal payments received on loans and debt securities	1,266,386	886,042
Net cash provided by (used in) investing activities	(37,042,463)	(12,027,151)

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase program	—	(1,323,226)
Proceeds from public offering of common stock, net of offering costs	40,155,998	—
Dividends paid to stockholders	(3,259,120)	(3,420,886)
Proceeds from line of credit	18,150,000	—
Repayments on line of credit	(16,050,000)	—
Payment of deferred loan costs and SBIC debenture fees	(10,310)	(10,424)
Net cash provided by (used in) financing activities	38,986,568	(4,754,536)

Net increase (decrease) in cash and cash equivalents	2,045,184	(16,512,024)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,619,998	35,374,826
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,665,182	$18,862,802

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2010

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)

Advantage Millwork Company, Inc.	Manufacturer/Distributor of Wood Doors
12% Secured Debt (Maturity - February 5, 2012)		$7,666,667	$4,770,657	$3,000,000
Warrants (Fully diluted 30.5%)			97,808	—
			4,868,465	3,000,000

Café Brazil, LLC	Casual Restaurant Group
12% Secured Debt (Maturity - April 20, 2011)		2,350,000	2,340,057	2,350,000
Member Units (7) (Fully diluted 42.3%)			41,837	1,690,000
			2,381,894	4,040,000

California Healthcare Medical Billing, Inc.	Healthcare Billing and Records Management
12% Secured Debt (Maturity - October 17, 2013)		2,303,000	2,051,062	2,133,333
12% Current / 6% PIK Secured Debt (Maturity - October 17, 2013)		1,910,000	1,870,120	1,870,120
Common Stock (Fully diluted 9.8%)			1,176,667	1,600,000
Warrants (Fully diluted 19.6%)			1,093,333	2,040,333
			6,191,182	7,643,786

CBT Nuggets, LLC	Produces and Sells IT Certification Training Videos
14% Secured Debt (Maturity - December 31, 2013)		2,800,000	2,780,208	2,800,000
10% Secured Debt (Maturity - March 31, 2012)		1,525,000	1,525,000	1,525,000
Member Units (7) (Fully diluted 40.8%)			1,299,520	2,720,000
			5,604,728	7,045,000

Ceres Management, LLC (Lambs)	Aftermarket Automotive Services Chain
14% Secured Debt (Maturity - May 31, 2013)		4,000,000	3,955,851	3,955,851
Member Units (Fully diluted 70%)			1,813,333	1,900,000
Class B Member Units (Non-voting)			888,391	888,391
			6,657,575	6,744,242

Condit Exhibits, LLC	Tradeshow Exhibits/Custom Displays
9% current / 9% PIK Secured Debt (Maturity - July 1, 2013)		4,453,439	4,403,107	4,403,107
Warrants (Fully diluted 46.9%)			320,000	50,000
			4,723,107	4,453,107

Currie Acquisitions, LLC	Manufacturer of Electric Bicycles / Scooters
12% Secured Debt (Maturity - March 1, 2015)		4,750,000	3,880,491	3,880,491
Warrants (Fully diluted 41.9%)			2,566,204	2,566,204
			6,446,695	6,446,695

Gulf Manufacturing, LLC	Industrial Metal Fabrication
Prime Plus 1% Secured Debt (Maturity - August 31, 2012)		3,000,000	2,993,745	3,000,000
13% Secured Debt (Maturity - August 31, 2012)		2,000,000	1,951,110	1,995,238
Member Units (7) (Fully diluted 46%)			4,012,000	5,900,000
Warrants (Fully diluted 21%)			1,780,000	2,700,000
			10,736,855	13,595,238

Hawthorne Customs & Dispatch Services, LLC	Transportation/Logistics
Member Units (7) (Fully diluted 59.2%)			692,500	990,000

Hydratec Holdings, LLC	Agricultural Services
12.5% Secured Debt (Maturity - October 31, 2012)		2,995,244	2,959,500	2,959,500
Prime Plus 1% Secured Debt (Maturity - October 31, 2012)		350,000	339,667	339,667
Member Units (Fully diluted 85.1%)			4,100,000	6,310,000
			7,399,167	9,609,167

Indianapolis Aviation Partners, LLC	FBO / Aviation Support Services
12% Secured Debt (Maturity - September 15, 2014)		4,500,000	4,088,106	4,088,106
Warrants (Fully diluted 30.2%)			1,129,286	1,129,286
			5,217,392	5,217,392

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2010

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Jensen Jewelers of Idaho, LLC	Retail Jewelry
Prime Plus 2% Secured Debt (Maturity - November 14, 2011)		2,610,000	2,602,452	2,610,000
13% current / 6% PIK Secured Debt (Maturity - November 14, 2011)		2,708,821	2,698,042	2,708,820
Member Units (7) (Fully diluted 60.8%)			811,000	1,010,000
			6,111,494	6,328,820

Mid-Columbia Lumber Products, LLC	Specialized Lumber Products
Prime Plus 1% Secured Debt (Maturity - June 30, 2010)		375,000	373,333	373,333
12% Secured Debt (Maturity — December 18, 2011)		3,900,000	3,734,286	3,789,209
Member Units (Fully diluted 26.7%)			500,000	610,000
Warrants (Fully diluted 25.5%)			250,000	580,000
			4,857,619	5,352,542

NAPCO Precast, LLC	Precast Concrete Manufacturing
18% Secured Debt (Maturity - February 1, 2013)		5,923,077	5,843,013	5,923,077
Prime Plus 2% Secured Debt (Maturity - February 1, 2013) (8)		3,384,615	3,363,548	3,384,615
Member Units (7) (Fully diluted 35.3%)			2,020,000	5,220,000
			11,226,561	14,527,692

OMi Holdings, Inc. 12% Secured Debt (Maturity - April 1, 2013) Common Stock (Fully diluted 48%)	Manufacturer of Overhead Cranes
		10,370,000	10,300,493	10,300,493
			1,080,000	270,000
			11,380,493	10,570,493

The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
9% Secured Debt (Maturity — October 2, 2013)		200,000	198,619	198,619
12% Secured Debt (Maturity — October 2, 2013)		5,000,000	4,798,053	4,798,053
Warrants (Fully diluted 29.7%)			695,943	400,000
Warrants (Fully diluted 17.4%)			200,000	200,000
			5,892,615	5,596,672

Thermal & Mechanical Equipment, LLC	Heat Exchange / Filtration Products and Services
13% current / 5% PIK Secured Debt (Maturity - September 25, 2014)		5,575,220	5,491,500	5,491,500
Prime Plus 2% Secured Debt (Maturity - September 25, 2014) (8)		1,750,000	1,737,396	1,737,396
Warrants (Fully diluted 50.0%)			1,000,000	1,000,000
			8,228,896	8,228,896

Uvalco Supply, LLC	Farm and Ranch Supply
Member Units (Fully diluted 39.6%) (7)			1,113,243	1,270,000

Vision Interests, Inc.	Manufacturer/Installer of Commercial Signage
13% Secured Debt (Maturity - June 5, 2012)		9,400,000	8,461,820	8,059,660
Common Stock (Fully diluted 22.3%)			372,000	—
Warrants (Fully diluted 28%)			160,000	—
			8,993,820	8,059,660

Ziegler’s NYPD, LLC	Casual Restaurant Group
Prime Plus 2% Secured Debt (Maturity - October 1, 2013) (8)		1,000,000	992,533	992,533
13% current / 5% PIK Secured Debt (Maturity - October 1, 2013)		4,680,906	4,621,452	4,621,452
Warrants (Fully diluted 47.6%)			600,000	670,000
			6,213,985	6,283,985

Other		537,500	2,364,784	2,365,538

Subtotal Control Investments			127,303,070	137,368,925

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2010

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Affiliate Investments (4)

American Sensor Technologies, Inc.	Manufacturer of Commercial/Industrial Sensors
Prime Plus 0.5% Secured Debt (Maturity - May 31, 2010) (8)		3,800,000	3,800,000	3,800,000
Warrants (Fully diluted 19.6%)			49,990	950,000
			3,849,990	4,750,000

Audio Messaging Solutions, LLC	Audio Messaging Services
12% Secured Debt (Maturity - May 8, 2014)		5,572,000	5,190,222	5,320,000
Warrants (Fully diluted 8.4%)			468,373	1,120,000
			5,658,595	6,440,000

Compact Power Equipment Centers, LLC	Light to Medium Duty Equipment Rental
12% Secured Debt (Maturity - September 23, 2014)		3,000,000	2,963,054	2,963,054
Member Units (Fully diluted 11.5%)			1,147	1,147
			2,964,201	2,964,201

DrillingInfo, Inc.	Information Services for the Oil and Gas Industry
12% Secured Debt (Maturity - November 19, 2014)		8,000,000	6,680,939	6,680,939
Warrants (Fully diluted 5.0%)			1,250,000	1,830,000
			7,930,939	8,510,939

East Teak Fine Hardwoods, Inc.	Hardwood Products
Common Stock (Fully diluted 5.0%)			480,318	610,000

Houston Plating & Coatings, LLC	Plating & Industrial Coating Services
Prime Plus 2% Secured Debt (Maturity - July 19, 2011)		100,000	100,000	100,000
Prime Plus 2% Secured Debt (Maturity - July 18, 2013)		200,000	200,000	200,000
Member Units (7) (Fully diluted 11.1%)			335,000	3,005,000
			635,000	3,305,000

KBK Industries, LLC	Specialty Manufacturer of Oilfield and Industrial Products
14% Secured Debt (Maturity - January 23, 2011)		5,250,000	5,160,229	5,160,229
8% Secured Debt (Maturity - March 31, 2011)		689,940	689,940	689,940
Member Units (7) (Fully diluted 19.3%)			340,833	1,050,333
			6,191,002	6,900,502

Laurus Healthcare, LP	Healthcare Facilities / Services
13% Secured Debt (Maturity - May 7, 2012)		2,275,000	2,275,000	2,275,000
Warrants (Fully diluted 17.5%)			105,000	4,400,000
			2,380,000	6,675,000

Lighting Unlimited, LLC	Commercial and Residential Lighting Products and Design Services
Prime Plus 1% Secured Debt (Maturity - August 22, 2012) (8)		1,133,332	1,127,494	1,127,494
14% Secured Debt (Maturity - August 22, 2012)		1,742,313	1,691,709	1,691,709
Warrants (Fully diluted 15.0%)			54,000	54,000
			2,873,203	2,873,203

National Trench Safety, LLC	Trench & Traffic Safety Equipment
10% PIK Debt (Maturity - April 16, 2014)		458,476	458,476	458,476
Member Units (Fully diluted 11.7%)			1,792,308	500,000
			2,250,784	958,476

Olympus Building Services, Inc.	Custodial/Facilities Services
12% Secured Debt (Maturity - March 27, 2014)		3,150,000	2,953,923	3,050,000
12% Current / 3% PIK Secured Debt (Maturity - March 27, 2014)		575,586	575,587	575,587
Warrants (Fully diluted 22.5%)			470,000	930,000
			3,999,510	4,555,587

Pulse Systems, LLC	Manufacturer of Components for Medical Devices
Warrants (Fully diluted 7.4%)			132,856	250,000

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2010

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Schneider Sales Management, LLC	Sales Consulting and Training
13% Secured Debt (Maturity - October 15, 2013)		3,316,527	3,222,456	3,222,456
Warrants (Fully diluted 20.0%)			45,000	—
			3,267,456	3,222,456

Walden Smokey Point, Inc.	Specialty Transportation / Logistics
14% current / 4% PIK Secured Debt (Maturity - December 30, 2013)		8,408,587	8,276,689	8,276,689
Common Stock (Fully diluted 12.6%)			1,426,667	2,300,000
			9,703,356	10,576,689

WorldCall, Inc.	Telecommunication / Information Services
13% Secured Debt (Maturity - April 22, 2011)		646,225	646,225	646,225
Common Stock (Fully diluted 9.9%)			296,631	—
			942,856	646,225

Subtotal Affiliate Investments			53,260,066	63,238,278

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2010

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Non-Control/Non-Affiliate Investments(5):

Hayden Acquisition, LLC	Manufacturer of Utility Structures
8% Secured Debt (Maturity - August 9, 2010)		1,800,000	1,781,303	300,000

Support Systems Homes, Inc.	Manages Substance Abuse Treatment Centers
15% Secured Debt (Maturity - August 21, 2018)
		576,600	576,600	576,600

Technical Innovations, LLC	Manufacturer of Specialty Cutting Tools and Punches
13.5% Secured Debt (Maturity - January 16, 2015)		3,250,000	3,211,552	3,250,000

Apria Healthcare Group Inc. (9)	Healthcare Services
11.25% Secured Debt (Maturity - November 1, 2014)		12,000,000	12,630,297	13,260,000

Fairway Group Acquisition (9)	Retail Grocery Store
LIBOR plus 9.5% Secured Debt (Maturity - October 1, 2014) (8)		4,987,500	4,864,745	4,987,496

Rentech, Inc. (9)	Manufacturer of Fertilizer
LIBOR plus 10% Secured Debt (Maturity - July 29, 2014) (8)		4,906,250	4,760,606	4,760,606

Managed Healthcare (9)	Healthcare Products
LIBOR plus 3.25% Secured Debt (Maturity - August 31, 2014)		2,000,000	1,485,092	1,670,000

Shearer’s Foods, Inc. (9)	Manufacturer of Food / Snacks
LIBOR plus 9% Secured Debt (Maturity - March 20, 2016) (8)		4,000,000	3,900,000	3,900,000

Alon Refining Krots (9)	Petroleum Refiner
13.5% Secured Debt (Maturity - October 15, 2014)		4,000,000	3,805,846	3,805,846

Full Spectrum Holdings LLC (9)	Professional Services
LIBOR Plus 6.0% Secured Debt (Maturity - December 12, 2012) (8)		2,188,951	1,776,427	1,776,427
Warrants (Fully diluted 0.28%)			412,523	412,523
			2,188,950	2,188,950

Subtotal Non-Control/Non-Affiliate Investments			39,204,991	38,699,498

Main Street Capital Partners, LLC (Investment Manager)	Asset Management
100% of Membership Interests			4,284,042	2,175,801

Total Portfolio Investments, March 31, 2010			$224,052,169	$241,482,502

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2010

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Marketable Securities and Idle Funds Investments Western Refining Inc.	Investments in Secured and Rated Debt Investments, Certificates of Deposit, and Diversified Bond Funds
LIBOR plus 7.5% Secured Term Loan (Maturity - August 1, 2014) (8)		$1,757,629	$1,713,923	$1,713,923
Booz Allen Hamilton Inc.
13% Secured Term Loan (Maturity - July 5, 2016) (8)		4,429,375	4,427,305	4,427,305
Pharmanet Development Group, Inc.
LIBOR plus 7% Secured Term Loan (Maturity - May 29, 2014) (8)		962,500	962,500	962,500
Carestream Health, Inc.
LIBOR plus 5.25% Secured Term Loan (Maturity - October 30, 2013)		3,000,000	2,652,220	2,775,000
Vertrue, Inc.
LIBOR plus 3% Secured Term Loan (Maturity - August 18, 2014)		2,000,000	1,596,982	1,675,000
Terex Corporation
7.4% Bond (Maturity - January 15, 2014)		2,000,000	2,039,235	2,039,235
Rite Aid Corporation
7.5% Bond (Maturity - March 1, 2017)		2,000,000	1,879,466	1,879,466
Frontier Communications Corporation
6.6% Bond (Maturity - March 15, 2015)		2,000,000	1,987,788	1,987,788
Barclays Capital High Yield Bond Fund		5,532,479	5,532,479	5,532,479
Other Marketable Securities and Idle Funds Investments		3,338,000	3,097,830	3,150,337

Total Marketable Securities and Idle Funds Investments, March 31, 2010			$25,889,728	$26,143,033

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

(9) Private placement investment.

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2009

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)

Café Brazil, LLC	Casual Restaurant Group
12% Secured Debt (Maturity - April 20, 2011)		$2,500,000	$2,487,947	$2,500,000
Member Units (7) (Fully diluted 42.3%)			41,837	1,520,000
			2,529,784	4,020,000

CBT Nuggets, LLC	Produces and Sells IT Certification Training Videos
14% Secured Debt (Maturity - December 31, 2013)		1,680,000	1,656,400	1,680,000
10% Secured Debt (Maturity - March 31, 2012)		915,000	915,000	915,000
Member Units (7) (Fully diluted 24.5%)			299,520	1,500,000
			2,870,920	4,095,000

Ceres Management, LLC (Lambs)	Aftermarket Automotive Services Chain
14% Secured Debt (Maturity - May 31, 2013)		2,400,000	2,377,388	2,377,388
Member Units (Fully diluted 42.0%)			1,200,000	920,000
Class B Member Units (Non-voting)			218,395	218,395
			3,795,783	3,515,783

Condit Exhibits, LLC	Tradeshow Exhibits/ Custom Displays
13% current / 5% PIK Secured Debt (Maturity - July 1, 2013)		2,651,514	2,622,107	2,622,107
Warrants (Fully diluted 28.1%)			300,000	30,000
			2,922,107	2,652,107

Gulf Manufacturing, LLC	Industrial Metal Fabrication
Prime plus 1% Secured Debt (Maturity - August 31, 2012)		1,200,000	1,193,135	1,200,000
13% Secured Debt (Maturity - August 31, 2012)		1,000,000	937,602	998,095
Member Units (7) (Fully diluted 18.4%)			472,000	2,360,000
Warrants (Fully diluted 8.4%)			160,000	1,080,000
			2,762,737	5,638,095

Hawthorne Customs & Dispatch Services, LLC	Transportation/Logistics
Member Units (7) (Fully diluted 44.4%)			412,500	840,000

Hydratec Holdings, LLC	Agricultural Services
12.5% Secured Debt (Maturity - October 31, 2012)		2,995,244	2,956,635	2,956,635
Prime plus 1% Secured Debt (Maturity - October 31, 2012)		350,000	338,667	338,667
Member Units (Fully diluted 85.1%)			4,100,000	6,620,000
			7,395,302	9,915,302

Jensen Jewelers of Idaho, LLC	Retail Jewelry
Prime Plus 2% Secured Debt (Maturity - November 14, 2011)		1,044,000	1,035,321	1,044,000
13% current / 6% PIK Secured Debt (Maturity - November 14, 2011)		1,067,437	1,055,154	1,067,437
Member Units (7) (Fully diluted 24.3%)			376,000	290,000
			2,466,475	2,401,437

NAPCO Precast, LLC	Precast Concrete Manufacturing
18% Secured Debt (Maturity - February 1, 2013)		5,923,077	5,837,759	5,923,077
Prime Plus 2% Secured Debt (Maturity - February 1, 2013) (8)		3,384,615	3,361,940	3,384,615
Member Units (7) (Fully diluted 35.3%)			2,020,000	5,220,000
			11,219,699	14,527,692

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2009

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
12% Secured Debt (Maturity - April 1, 2013)		6,342,000	6,298,395	6,298,395
Common Stock (Fully diluted 28.8%)			900,000	270,000
			7,198,395	6,568,395

Quest Design & Production, LLC	Design and Fabrication of Custom Display Systems
Prime plus 2% Secured Debt (Maturity - June 30, 2014)		60,000	60,000	—
10% Secured Debt (Maturity - June 30, 2014)		600,000	465,060	200,000
0% Secured Debt (Maturity - June 30, 2014)		2,060,000	2,060,000	—
Warrants (Fully diluted 40.0%)			1,595,858	—
Warrants (Fully diluted 20.0%)			40,000	—
			4,220,918	200,000

Thermal & Mechanical Equipment, LLC	Heat Exchange / Filtration Products and Services
13% current / 5% PIK Secured Debt (Maturity - September 25, 2014)		3,345,132	3,301,405	3,301,405
Prime plus 2% Secured Debt (Maturity - September 25, 2014) (8)		1,050,000	1,043,471	1,043,471
Warrants (Fully diluted 30.0%)			600,000	600,000
			4,944,876	4,944,876

Uvalco Supply, LLC	Farm and Ranch Supply
Member Units (Fully diluted 39.6%) (7)			1,113,243	1,390,000

Ziegler’s NYPD, LLC	Casual Restaurant Group
Prime plus 2% Secured Debt (Maturity - October 1, 2013) (8)		600,000	595,252	595,252
13% current / 5% PIK Secured Debt (Maturity - October 1, 2013)		2,808,544	2,775,643	2,775,643
Warrants (Fully diluted 28.6%)			360,000	360,000
			3,730,895	3,730,895

Other			1,961,085	1,961,085

Subtotal Control Investments			59,544,719	66,400,667

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2009

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Affiliate Investments (4)

Advantage Millwork Company, Inc.	Manufacturer/Distributor of Wood Doors
12% Secured Debt (Maturity - February 5, 2012)		3,066,667	2,970,656	1,200,000
Warrants (Fully diluted 12.2%)			97,808	—
			3,068,464	1,200,000

American Sensor Technologies, Inc.	Manufacturer of Commercial/Industrial Sensors
Prime plus 0.5% Secured Debt (Maturity - May 31, 2010) (8)		3,800,000	3,800,000	3,800,000
Warrants (Fully diluted 19.6%)			49,990	820,000
			3,849,990	4,620,000

California Healthcare Medical Billing, Inc.	Healthcare Billing and Records Management
12% Secured Debt (Maturity - October 17, 2013)		1,410,000	1,182,803	1,275,400
12% Current / 6% PIK Secured Debt (Maturity - October 17, 2013)		858,794	842,583	842,583
Common Stock (Fully diluted 6.0%)			390,000	1,180,000
Warrants (Fully diluted 12.0%)			240,000	1,280,000
			2,655,386	4,577,983

Compact Power Equipment Centers, LLC	Light to Medium Duty Equipment Rental
12% Secured Debt (Maturity - September 23, 2014)		1,800,000	1,778,702	1,778,702
Member Units (Fully diluted 6.9%)			688	688
			1,779,390	1,779,390

Houston Plating & Coatings, LLC	Plating & Industrial Coating Services
Prime plus 2% Secured Debt (Maturity - July 19, 2011)		100,000	100,000	100,000
Prime plus 2% Secured Debt (Maturity - July 18, 2013)		200,000	200,000	200,000
Member Units (7) (Fully diluted 11.1%)			335,000	3,565,000
			635,000	3,865,000

Indianapolis Aviation Partners, LLC	FBO / Aviation Support Services
12% Secured Debt (Maturity - September 15, 2014)		2,700,000	2,444,759	2,444,759
Warrants (Fully diluted 9.1%)			450,000	450,000
Warrants (Fully diluted 9.0%)			227,571	227,571
			3,122,330	3,122,330

KBK Industries, LLC	Specialty Manufacturer of Oilfield and Industrial Products
14% Secured Debt (Maturity - January 23, 2011)		3,937,500	3,853,825	3,853,825
8% Secured Debt (Maturity - March 1, 2010)		93,750	93,750	93,750
8% Secured Debt (Maturity - March 31, 2010)		450,000	450,000	450,000
Member Units (7) (Fully diluted 14.5%)			187,500	460,000
			4,585,075	4,857,575

Laurus Healthcare, LP	Healthcare Facilities / Services
13% Secured Debt (Maturity - May 7, 2012)		2,275,000	2,275,000	2,275,000
Warrants (Fully diluted 17.5%)			105,000	4,400,000
			2,380,000	6,675,000

National Trench Safety, LLC	Trench & Traffic Safety Equipment
10% PIK Debt (Maturity - April 16, 2014)		447,203	447,203	447,203
Member Units (Fully diluted 11.7%)			1,792,308	700,000
			2,239,511	1,147,203

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2009

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Affiliate Investments (4)

Olympus Building Services, Inc.	Custodial/Facilities Services
12% Secured Debt (Maturity - March 27, 2014)		1,890,000	1,726,931	1,830,000
12% Current / 3% PIK Secured Debt (Maturity - March 27, 2014)		342,782	342,782	342,782
Warrants (Fully diluted 13.5%)			150,000	480,000
			2,219,713	2,652,782

Pulse Systems, LLC	Manufacturer of Components for Medical Devices
Warrants (Fully diluted 7.4%)			132,856	340,000

Schneider Sales Management, LLC	Sales Consulting and Training
13% Secured Debt (Maturity - October 15, 2013)		1,980,000	1,927,700	1,927,700
Warrants (Fully diluted 12.0%)			45,000	—
			1,972,700	1,927,700

Vision Interests, Inc.	Manufacturer/ Installer of Commercial Signage
13% Secured Debt (Maturity - June 5, 2012)		3,760,000	3,622,160	3,220,000
Common Stock (Fully diluted 8.9%)			372,000	—
Warrants (Fully diluted 11.2%)			160,000	—
			4,154,160	3,220,000

Walden Smokey Point, Inc.	Specialty Transportation/ Logistics
14% current / 4% PIK Secured Debt (Maturity - December 30, 2013)		4,995,200	4,915,014	4,915,014
Common Stock (Fully diluted 7.6%)			600,000	1,240,000
			5,515,014	6,155,014

WorldCall, Inc.	Telecommunication/ Information Services
13% Secured Debt (Maturity - April 22, 2011)		646,225	646,225	646,225
Common Stock (Fully diluted 9.9%)			296,631	100,000
			942,856	746,225

Subtotal Affiliate Investments			39,252,445	46,886,202

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2009

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Non-Control/Non-Affiliate Investments(5):

Audio Messaging Solutions, LLC	Audio Messaging Services
12% Secured Debt (Maturity - May 8, 2014)		3,376,800	3,144,392	3,144,392
Warrants (Fully diluted 5.0%)			215,040	380,000
			3,359,432	3,524,392

DrillingInfo, Inc.	Information Services for the Oil and Gas Industry
12% Secured Debt (Maturity - November 19, 2014)		4,800,000	3,986,221	3,986,221
Warrants (Fully diluted 3.0%)			750,000	750,000
			4,736,221	4,736,221

East Teak Fine Hardwoods, Inc.	Hardwood Products
Common Stock (Fully diluted 3.3%)			178,780	560,000

Hayden Acquisition, LLC	Manufacturer of Utility Structures
8% Secured Debt (Maturity - August 9, 2010)		1,800,000	1,781,303	300,000

Support Systems Homes, Inc.	Manages Substance Abuse Treatment Centers
15% Secured Debt (Maturity - August 21, 2018)		226,461	226,461	226,461

Technical Innovations, LLC	Manufacturer of Specialty Cutting Tools and Punches
13.5% Secured Debt (Maturity - January 16, 2015)		3,250,000	3,210,176	3,251,280

Apria Healthcare Group Inc. (9)	Healthcare Services
11.25% Senior Secured Notes (Maturity - November 1, 2014)		7,200,000	7,335,318	7,956,000

Alon Refining Krots (9)	Petroleum Refiner
13.5% Secured Debt (Maturity - October 15, 2014)		2,400,000	2,911,128	2,911,128

Fairway Group Acquisition (9)	Retail Grocery Store
LIBOR plus 9.5% Secured Debt (Maturity - October 1, 2014) (8)		3,000,000	2,280,805	2,280,805

Managed Healthcare (9)	Healthcare Products
LIBOR plus 3.25% Secured Debt (Maturity - August 31, 2014)		2,000,000	1,463,202	1,670,000

Subtotal Non-Control/Non-Affiliate Investments			27,482,826	27,416,287

Main Street Capital Partners, LLC (Investment Manager)	Asset Management
100% of Membership Interests			18,000,000	16,036,838

Total Portfolio Investments, December 31, 2009			$144,279,990	$156,739,994

Marketable Securities and Idle Funds Investments	Investments in Secured and Rated Debt Investments
Western Refining Inc.
LIBOR plus 5% Secured Term Loan (Maturity - May 30, 2014) (8)		$1,773,878	$1,727,770	$1,727,770
Pharmanet Development Group, Inc.
LIBOR plus 7% Secured Term Loan (Maturity - May 29, 2014) (8)		987,500	686,534	686,534
Other Marketable Securities and Idle Funds Investments		339,000	838,650	838,650

			$3,252,954	$3,252,954

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

(9) Private placement investment.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — ORGANIZATION AND BASIS OF PRESENTATION

1.                                      Organization

Main Street Capital Corporation (“MSCC”) was formed on March 9, 2007 for the purpose of (i) acquiring 100% of the equity interests of Main Street Mezzanine Fund, LP (“MSMF”) and its general partner, Main Street Mezzanine Management, LLC (“MSMF GP”), (ii) acquiring 100% of the equity interests of Main Street Capital Partners, LLC (the “Investment Manager”), (iii) raising capital in an initial public offering, which was completed in October 2007 (the “IPO”), and (iv) thereafter operating as an internally managed business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). MSMF is licensed as a Small Business Investment Company (“SBIC”) by the United States Small Business Administration (“SBA”) and the Investment Manager acts as MSMF’s manager and investment adviser. Because the Investment Manager, which employs all of the executive officers and other employees of MSCC, is wholly owned by MSCC, MSCC does not pay any external investment advisory fees but instead incurs the net operating costs associated with employing investment and portfolio management professionals through the Investment Manager. The transactions discussed above were consummated in October 2007 and are collectively termed the “Formation Transactions.”

On January 7, 2010, MSCC consummated transactions (the “Exchange Offer”) to exchange 1,239,695 shares of its common stock for approximately 88% of the total dollar value of the limited partner interests in Main Street Capital II, LP (“MSC II” and, together with MSMF, the “Funds”). Pursuant to the terms of the Exchange Offer, 100% of the membership interests in the general partner of MSC II, Main Street Capital II GP, LLC (“MSC II GP”), were also transferred to MSCC for no consideration. MSC II commenced operations in January 2006, is an investment fund that operates as an SBIC and is also managed by the Investment Manager. The Exchange Offer and related transactions, including the transfer of the MSC II GP interests, are collectively termed the “Exchange Offer Transactions” (see Note I).

MSCC has direct or indirect subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”).  The primary purpose of these entities is to hold certain investments that generate pass through income for tax purposes.  The Taxable Subsidiaries are each taxed at their normal corporate tax rates based on their taxable income.

Unless otherwise noted or the context otherwise indicates, the terms “we,” “us,” “our” and “Main Street” refer to MSCC and its subsidiaries, including MSMF, MSC II, and the Taxable Subsidiaries.

2.                                      Basis of Presentation

Main Street’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). For the three months ended March 31, 2010, the consolidated financial statements of Main Street include the accounts of MSCC, MSMF, MSC II, and the Taxable Subsidiaries. For the three months ended March 31, 2009, the consolidated financial statements of Main Street include the accounts of MSCC, MSMF, and the Taxable Subsidiaries.  To allow for more relevant disclosure of Main Street’s “core” investment portfolio, “core” portfolio investments, as used herein, refers to all of Main Street’s portfolio investments in lower middle market companies, excluding the Investment Manager, private placement portfolio investments, and all “Marketable securities and idle funds investments.”  Private placement portfolio investments include investments made through direct or secondary purchases of interest-bearing securities in companies that are generally larger in size than the lower middle market companies included in Main Street’s core portfolio. The Investment Manager is accounted for as a portfolio investment (see Note D).  Private placement portfolio investments are also accounted for as portfolio investments. “Marketable securities and idle funds investments” are classified as financial instruments and are reported separately on Main Street’s Consolidated Balance Sheets and Consolidated Schedule of Investments due to the nature of such investments (See Note B.9). Main Street’s results of operations and cash flows for the three months ended March 31, 2010 and 2009, and financial position as of March 31, 2010 and December 31, 2009, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current financial statement presentation, including (i) the reclassification of MSCC shares of common stock repurchased under Main Street’s share repurchase plan, which were formerly classified as treasury stock and are now reflected as a reduction of common stock and additional paid in capital in accordance with Maryland law and (ii) the reclassification of private placement portfolio investments which were formerly classified as “Marketable securities and idle funds investments” and are now classified as portfolio investments in the “Non-Control/Non-Affiliate investments” category due to their long term nature and the fact that they that adhere more to Main Street’s portfolio investment strategy.

The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2009. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.                                      Valuation of Portfolio Investments

Main Street accounts for its core portfolio investments, private placement portfolio investments, and the Investment Manager at fair value. As a result, Main Street adopted the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification” or “ASC”) 820, Fair Value Measurements and Disclosures, in the first quarter of 2008. ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires Main Street to assume that the portfolio investment is to be sold in the principal market to independent market participants, or in the absence of a principal market, in the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. With the adoption of this statement, Main Street incorporated the income approach to estimate the fair value of its core portfolio debt investments principally using a yield-to-maturity model.

Main Street’s core portfolio strategy calls for it to invest primarily in illiquid securities issued by private, lower middle market companies. These core investments may be subject to restrictions on resale and will generally have no established trading market. Main Street determines in good faith the fair value of its portfolio investments pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by its Board of Directors and in accordance with the 1940 Act. Main Street reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process. Main Street’s valuation policy and process are intended to provide a consistent basis for determining the fair value of the portfolio.

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

For valuation purposes, non-control investments are composed of debt and equity securities for which Main Street does not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company’s board of directors.  Market quotations for investments are generally not readily available. For non-control investments, Main Street uses a combination of market and income approaches to value its equity investments and the income approach to value its debt instruments. For non-control debt investments, Main Street determines the fair value primarily using a yield approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Main Street’s estimate of the expected repayment date of a debt security is generally the legal maturity date of the instrument, as Main Street generally intends to hold its loans to maturity. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. Main Street will use the value determined by the yield analysis as the fair value for that security; however, because of Main Street’s general intent to hold its loans to maturity, the fair value will not exceed the face amount of the debt security. A change in the assumptions that Main Street uses to estimate the fair value of its debt securities using the yield analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or a debt security is in workout status, Main Street may consider other factors in determining the fair value of a debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis.

Main Street uses a standard internal investment rating system in connection with its investment oversight, portfolio management/analysis and investment valuation procedures. This system takes into account both quantitative and qualitative factors of the portfolio company and the investments held.

Pursuant to its internal valuation process, Main Street performs valuation procedures on each core portfolio company once a quarter. In addition to its internal valuation process, in arriving at estimates of fair value for portfolio companies, Main Street, among other things, consults with a nationally recognized independent advisor. The nationally recognized independent advisor is generally consulted relative to each core portfolio investment at least once in every calendar year, and for new core portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent advisor on one or more portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a core portfolio company is determined to be insignificant relative to the total investment portfolio. Main Street consulted with its independent advisor in arriving at Main Street’s determination of fair value on a total of 8 core portfolio companies for the three months ended March 31, 2010, representing approximately 19% of the total core portfolio investments at fair value as of March 31, 2010. The Board of Directors of Main Street has the final responsibility for reviewing and approving, in good faith, Main Street’s estimate of the fair value for the investments consistent with the 1940 Act requirements.

Main Street’s private placement portfolio investments primarily consist of direct or secondary purchases of interest-bearing securities in companies that are generally larger in size than the lower middle market companies included in Main Street’s core portfolio.  For valuation purposes, all of Main Street’s private placement portfolio investments are non-control investments and are composed of debt securities for which Main Street does not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company’s board of directors.  Main Street primarily uses observable inputs to determine the fair value of these investments through obtaining third party quotes or independent pricing.

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

Main Street believes its investments as of March 31, 2010 and December 31, 2009 approximate fair value as of those dates based on the market in which Main Street operates and other conditions in existence at those reporting periods.

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

While not significant to its total portfolio, Main Street holds debt instruments in its investment portfolio that contain payment-in-kind (“PIK”) interest provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. To maintain regulated investment company (“RIC”) tax treatment (as discussed below), this non-cash source of income will need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest in cash.

As of March 31, 2010, Main Street had three investments on non-accrual status, which comprised approximately 4.7% of the total investment portfolio at fair value. At December 31, 2009, Main Street had three investments on non-accrual status, which comprised approximately 1.1% of the investment portfolio at fair value.

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

In connection with its portfolio debt investments, Main Street sometimes receives nominal cost warrants (“nominal cost equity”) that are valued as part of the negotiation process with the particular portfolio company. When Main Street receives nominal cost equity, Main Street allocates its cost basis in its investment between its debt securities and its nominal cost equity at the time of origination. Any resulting discount from recording the debt is reflected as unearned income, which is netted against the debt investment, and accreted into interest income based on the effective interest method over the life of the debt.

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

The Taxable Subsidiaries hold certain core portfolio investments of Main Street. The Taxable Subsidiaries are consolidated for U.S. GAAP reporting purposes, and the core portfolio investments held by them are included in Main Street’s consolidated financial statements. The Taxable Subsidiaries permit Main Street to hold equity investments in portfolio companies which are “pass through” entities for tax purposes in order to comply with the “source income” requirements contained in the RIC tax provisions. The Taxable Subsidiaries are not consolidated with Main Street for income tax purposes and may generate income tax expense, or benefit, as a result of their ownership of certain core portfolio investments. This income tax expense, or benefit, is reflected in Main Street’s Consolidated Statement of Operations.

The Taxable Subsidiaries use the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

The SBIC debentures remain a strategic advantage due to their flexible structure, long-term duration, and low fixed interest rates. As part of the Exchange Offer Transactions, Main Street elected the fair value option under ASC 825, Financial Instruments (“ASC 825”) relating to accounting for debt obligations at their fair value, for those SBIC debentures acquired (the “Acquired Debentures”).  The fair value option was elected for the Acquired Debentures as part of the acquisition accounting related to the Exchange Offer.

10.                               Earnings per Share

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

As a result of the Exchange Offer Transactions and the externally owned noncontrolling interest in MSC II, all per share amounts presented exclude the noncontrolling interest portion of earnings and reflect only per share amounts attributable to Main Street’s ownership interest.

11.                               Recently Issued Accounting Standards

In June 2009, FASB issued ASC 810, Amendments to FASB Interpretation No. 46(R), which amends the guidance in FASB Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities.  It requires reporting entities to evaluate former qualifying special-purpose entities (“QSPEs”) for consolidation, changes the approach to determining the primary beneficiary of a variable interest entity (a “VIE”) from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. ASC 810 requires additional year-end and interim disclosures for public and non-public companies. ASC 810 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009 and for subsequent interim and annual reporting periods.  Main Street adopted ASC 810 on January 1, 2010.  Early adoption of ASC 810 is prohibited. The FASB agreed at its January 27, 2010 meeting to issue an Accounting Standards Update (“ASU”) to finalize its proposal to indefinitely defer ASC 810 for reporting enterprises’ interests in entities that either have all of the characteristics of investment companies or for which it is industry practice to apply measurement principles for financial reporting purposes consistent with those that apply to investment companies. The provisions of ASC 810 will not have any impact on Main Street’s financial condition or results of operations.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures About Fair Value Measurements. ASU 2010-06 adds new requirements for disclosures about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation, inputs and valuation techniques. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. Adoption of ASU 2010-06 is not expected to have a significant impact on Main Street’s financial condition and results of operations.

In December 2007, the FASB issued ASC 805, Business Combinations. Under ASC 805, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, replacing the previous cost-allocation process. ASC 805 also includes a substantial number of new disclosure requirements. ASC 805 is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Main Street adopted ASC 805 on January 1, 2009. Main Street accounted for the Exchange Offer under ASC 805 with the impact on the financial statements discussed in Note I.

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

As of March 31, 2010 and December 31, 2009, all of Main Street’s private placement portfolio investments, marketable securities and idle funds investments consisted primarily of investments in secured debt investments, independently rated debt investments, certificates of deposit, and diversified bond funds. The fair value determination for these investments primarily consisted of observable inputs in non-active markets. As a result, all of Main Street’s private placement portfolio investments, marketable securities and idle funds investments were categorized as Level 2 as of March 31, 2010 and December 31, 2009.

As of March 31, 2010, all of Main Street’s core portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s core portfolio investments were categorized as Level 3. The fair value determination of each portfolio investment required one or more of the following unobservable inputs:

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

•                  Contractual rights, obligations or restrictions associated with the investment; and

•                  Other factors deemed relevant.

The following table provides a summary of changes in fair value of Main Street’s Level 3 portfolio investments for the three months ended March 31, 2010:

Type of Investment	December 31, 2009 Fair Value	MSC II Exchange Offer	Accretion of Unearned Income	Redemptions/ Repayments/ Exits (1)	New Investments (1)	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	March 31, 2010 Fair Value
Debt	84,309,981	56,143,458	259,279	(3,735,243)	4,796,949	2,332,695	184,701	144,291,820
Equity	30,377,671	9,066,290	—	—	524,400	—	(396,205)	39,572,156
Warrant	11,197,571	5,864,324	—	(1,635,858)	2,560,204	1,635,858	1,247,724	20,869,823
Investment Manager	16,036,838	(13,715,958)	—	—	—	—	(145,079)	2,175,801
Total	141,922,061	57,358,114	259,279	(5,371,101)	7,881,553	3,968,553	891,141	206,909,600

(1)                                  Includes the impact of non-cash conversions

The following table provides a summary of changes in fair value of the Level 3 Acquired Debentures for the three months ended March 31, 2010:

					Net
					Unrealized
Type of	December 31, 2009	MSC II		New	(Appreciation)	March 31, 2010
Investment	Fair Value	Exchange Offer	Repayments	Debentures	Depreciation	Fair Value
Acquired Debentures	—	53,139,092	—	—	(281,193)	52,857,899

At March 31, 2010 and December 31, 2009, Main Street’s portfolio investments, marketable securities and idle funds investments, and Acquired Debentures were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At March 31, 2010	Fair Value	(Level 1)	(Level 2)	(Level 3)

Core portfolio investments	$204,733,799	$—	$—	$204,733,799
Private placement portfolio investments	34,572,902	—	34,572,902	—
Investment in affiliated Investment Manager	2,175,801	—	—	2,175,801

Total portfolio investments	241,482,502	—	34,572,902	206,909,600

Marketable securities and idle funds investments	26,143,033	—	26,143,033	—

Total investments	$267,625,535	$—	$60,715,935	$206,909,600

Acquired Debentures	$52,857,899	$—	$—	$52,857,899

		Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At December 31, 2009	Fair Value	(Level 1)	(Level 2)	(Level 3)

Core portfolio investments	$125,885,223	$—	$—	$125,885,223
Private placement portfolio investments	14,817,933	—	14,817,933	—
Investment in affiliated Investment Manager	16,036,838	—	—	16,036,838

Total portfolio investments	156,739,994	—	14,817,933	141,922,061

Marketable securities and idle funds investments	3,252,954	—	3,252,954	—

Total investments	$159,992,948	$—	$18,070,887	$141,922,061

For the three months ended March 31, 2010, there were no transfers within the three fair value hierarchy levels.

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

As discussed further in Note D, the Investment Manager is a wholly owned subsidiary of MSCC. However, the Investment Manager is accounted for as a portfolio investment of Main Street since it conducts a significant portion of its investment management activities for parties outside of MSCC and its subsidiaries. To allow for more relevant disclosure of Main Street’s core investment portfolio, Main Street’s investment in the Investment Manager has been excluded from the tables and amounts set forth below in this Note C.

Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including repayment of a debt investment or sale of an equity interest. Revenue recognition in any given year could be highly concentrated among several core portfolio companies. For the three months ended March 31, 2010, Main Street did not record investment income from any core portfolio company in excess of 10% of total investment income. For the three months ended March 31, 2009, Main Street recorded investment income from one core portfolio company in excess of 10% of total investment income. The investment income from that core portfolio company represented approximately 11% of the total investment income for the period, principally related to interest income from debt investments in such company.

As of March 31, 2010, Main Street had debt and equity investments in 38 core portfolio companies with an aggregate fair value of $204,733,799 and a weighted average effective yield on its debt investments of approximately 14.5%. Approximately 80% of Main Street’s total core portfolio investments at cost were in the form of debt investments and 87% of such debt investments at cost were secured by first priority liens on the assets of Main Street’s portfolio companies as of March 31, 2010. At March 31, 2010, Main Street had equity ownership in approximately 92% of its core portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 34%. As of December 31, 2009, Main Street had debt and equity investments in 35 core portfolio companies with an aggregate fair value of $125,885,223 and a weighted average effective yield on its debt investments of approximately 14.3%. The weighted average yields were computed using the effective interest rates for all debt investments at March 31, 2010 and December 31, 2009, including amortization of deferred debt origination fees and accretion of original issue discount but excluding any debt investments on non-accrual status.

Summaries of the composition of Main Street’s core investment portfolio at cost and fair value as a percentage of total core portfolio investments are shown in the following table:

Cost:	March 31, 2010	December 31, 2009
First lien debt	69.0%	69.3%
Equity	14.9%	13.4%
Second lien debt	10.6%	10.7%
Equity warrants	5.5%	6.6%
	100.0%	100.0%

Fair Value:	March 31, 2010	December 31, 2009
First lien debt	61.3%	57.4%
Equity	18.3%	19.5%
Equity warrants	10.8%	13.5%
Second lien debt	9.6%	9.6%
	100.0%	100.0%

The following table shows the core portfolio composition by geographic region of the United States at cost and fair value as a percentage of total core portfolio investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	March 31, 2010	December 31, 2009
Southwest	42.0%	50.1%
West	35.3%	28.6%
Southeast	12.3%	9.0%
Midwest	6.1%	6.9%
Northeast	4.3%	5.4%
	100.0%	100.0%

Fair Value:	March 31, 2010	December 31, 2009
Southwest	43.6%	51.1%
West	34.1%	28.4%
Southeast	11.8%	8.4%
Midwest	5.9%	6.3%
Northeast	4.6%	5.8%
	100.0%	100.0%

Main Street’s core portfolio investments are generally in lower middle market companies conducting business in a variety of industries. Set forth below are tables showing the composition of Main Street’s core portfolio investments by industry at cost and fair value as of March 31, 2010 and December 31, 2009:

Cost:	March 31, 2010	December 31, 2009
Professional services	10.6%	10.1%
Retail	9.6%	7.5%
Metal fabrication	8.9%	2.5%
Electronics manufacturing	6.9%	7.1%
Transportation/Logistics	6.2%	6.1%
Precast concrete manufacturing	6.0%	9.7%
Industrial equipment	6.1%	6.4%
Manufacturing	5.9%	4.1%
Health care services	4.9%	4.7%
Industrial services	4.8%	5.0%
Information services	4.8%	5.1%
Restaurant	4.6%	5.6%
Agricultural services	4.0%	6.6%
Consumer products	3.5%	0.0%
Custom wood products	2.9%	6.7%
Equipment rental	2.8%	3.6%
Tradeshow	2.6%	2.6%
Governmental services	2.1%	2.0%
Health care products	1.8%	3.0%
Infrastructure products	1.0%	1.6%
	100.0%	100.0%

Fair Value:	March 31, 2010	December 31, 2009
Professional services	10.7%	10.1%
Metal fabrication	9.4%	4.5%
Retail	8.9%	6.6%
Health care services	7.3%	9.1%
Precast concrete manufacturing	7.1%	11.5%
Electronics manufacturing	6.3%	6.2%
Transportation/Logistics	6.2%	6.3%
Industrial services	5.6%	7.0%
Industrial equipment	5.2%	5.2%
Restaurant	5.0%	6.2%
Manufacturing	4.8%	3.9%
Agricultural services	4.7%	7.9%
Information services	4.5%	4.4%
Consumer products	3.1%	0.0%
Custom wood products	2.9%	1.6%
Tradeshow	2.2%	2.1%
Governmental services	2.2%	2.1%
Equipment rental	1.9%	2.3%
Health care products	1.7%	2.9%
Infrastructure products	0.3%	0.1%
	100.0%	100.0%

At March 31, 2010, Main Street had no investments that were greater than 10% of its total core investment portfolio at fair value.  At December 31, 2009, Main Street had one investment that was greater than 10% of its total core investment portfolio at fair value. That investment represented approximately 12% of the core portfolio at fair value.

NOTE D — WHOLLY OWNED INVESTMENT MANAGER

As part of the Formation Transactions, the Investment Manager became a wholly owned subsidiary of MSCC. However, the Investment Manager is accounted for as a portfolio investment, since the Investment Manager is not an investment company and since it conducts a significant portion of its investment management activities for parties outside of MSCC and its consolidated subsidiaries. The Investment Manager has received recurring investment management fees from MSC II pursuant to a separate investment advisory agreement, paid quarterly, equal to $3.3 million per year.  Subsequent to the closing of the Exchange Offer, the investment in the Investment Manager was adjusted to reflect the pro rata portion of the MSC II management fees acquired by MSCC.  The Investment Manager also receives certain management, consulting and advisory fees for providing these services for third parties, and collectively with the MSC II management fees attributable to the remaining noncontrolling interest in MSC II, the “External Services.”  The portfolio investment in the Investment Manager is accounted for using fair value accounting, with the fair value determined by Main Street and approved, in good faith, by Main Street’s Board of Directors, based on the same valuation methodologies applied to determine the original valuation. The valuation for the Investment Manager is based on the total estimated present value of the net cash flows received for the External Services, over the estimated dollar averaged life of the related investment management, advisory or consulting contract, and is also based on comparable public market transactions. The net cash flows utilized in the valuation of the Investment Manager exclude any revenues and expenses from MSCC and its subsidiaries, but include the revenues attributable to External Services, and are reduced by an estimated allocation of costs related to providing such External Services. Any change in fair value of the investment in the Investment Manager is recognized on Main Street’s statement of operations as “Unrealized appreciation (depreciation) in Investment in affiliated Investment Manager,” with a corresponding increase (in the case of appreciation) or decrease (in the case of depreciation) to “Investment in affiliated Investment Manager” on Main Street’s balance sheet. As part of the Exchange Offer Transactions, the investment in the Investment Manager was reduced $13.7 million and recorded against “Additional paid-in capital” as an adjustment to the original valuation recorded as part of the Formation Transactions.  Main Street believes that the valuation for the Investment Manager will generally decrease over the life of the investment management, advisory and consulting contracts attributable to third parties, absent obtaining additional recurring cash flows from performing External Services for other external investment entities or other third parties.

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

MSCC has a support services agreement with the Investment Manager that is structured to provide reimbursement to the Investment Manager for any personnel, administrative and other costs it incurs in conducting its operational and investment management activities in excess of the fees received for providing management advisory services. As a wholly owned subsidiary of MSCC, the Investment Manager manages the day-to-day operational and investment activities of MSCC and its subsidiaries, as well as the investment activities of MSC II. The Investment Manager pays personnel and other administrative expenses, except those specifically required to be borne by MSCC, which principally include direct costs that are specific to MSCC’s status as a publicly traded entity. The expenses paid by the Investment Manager include the cost of salaries and related benefits, rent, equipment and other administrative costs required for day-to-day operations.

Pursuant to the support services agreement with MSCC, the Investment Manager is reimbursed by MSCC for its excess cash expenses associated with providing investment management and other services to MSCC and its subsidiaries, as well as third parties. Each quarter, as part of the support services agreement, MSCC makes payments to cover all cash expenses incurred by the Investment Manager, less fees that the Investment Manager receives pursuant to long-term investment advisory agreements and consulting agreements. For the three months ended March 31, 2010 and 2009, the expenses reimbursed by MSCC to the Investment Manager were $320,887 and $34,425, respectively, and these reimbursed expenses are recorded as “general and administrative” expenses.

In its separate stand alone financial statements as summarized below, the Investment Manager recognized an $18 million intangible asset related to the investment advisory agreement with MSC II consistent with Staff Accounting Bulletin No. 54, Application of “Pushdown” Basis of Accounting in Financial Statements of Subsidiaries Acquired by Purchase (“SAB 54”). Under SAB 54, push-down accounting is required in “purchase transactions that result in an entity becoming substantially wholly owned.” In this case, MSCC acquired 100% of the equity interests in the Investment Manager. Because the $18 million value attributed to MSCC’s investment in the Investment Manager was derived from the long-term, recurring management fees under the investment advisory agreement with MSC II, the same methodology used to determine the $18 million valuation of the Investment Manager was utilized to establish the push-down accounting basis for the intangible asset. The intangible asset is being amortized over the estimated economic life of the investment advisory agreement with MSC II. For the three months ended March 31, 2010 and 2009, the Investment Manager recognized $262,534 and $250,405 in amortization expense associated with the intangible asset. Amortization expense is not included in the expenses reimbursed by MSCC to the Investment Manager based upon the support services agreement since it is non-cash in nature.

Summarized financial information from the separate financial statements of the Investment Manager is as follows:

	As of March 31,	As of December 31,
	2010	2009
	(Unaudited)

Cash	$—	$70,882
Accounts receivable	75,443	24,796
Accounts receivable - MSCC	229,482	217,422
Intangible asset (net of accumulated amortization of $2,387,331 and $2,124,797 as of March 31, 2010 and December 31, 2009, respectively)	15,612,669	15,875,203
Deposits and other	83,930	80,719
Total assets	$16,001,524	$16,269,022

Accounts payable	$63,104	$—
Accrued liabilities	470,324	538,391
Equity	15,468,096	15,730,631
Total liabilities and equity	$16,001,524	$16,269,022

	Three Months Ended March 31,
	2010	2009
	(Unaudited)

Management fee income from Main Street Capital II	$831,300	$831,300
Other management advisory fees	97,595	65,625
Total income	928,895	896,925

Salaries, benefits and other personnel costs	(953,290)	(762,048)
Occupancy expense	(80,897)	(78,853)
Professional expenses	(12,727)	(7,552)
Amortization expense - intangible asset	(262,534)	(250,405)
Other expenses	(202,868)	(82,897)
Expense reimbursement from MSCC	320,887	34,425
Total net expenses	(1,191,429)	(1,147,330)
Net income	$(262,534)	$(250,405)

NOTE E — SBIC DEBENTURES

SBIC debentures payable at March 31, 2010 and December 31, 2009 were $135 million and $65 million, respectively. SBIC debentures provide for interest to be paid semi-annually, with principal due at the applicable 10-year maturity date. The weighted average interest rate as of March 31, 2010 and December 31, 2009 was 5.80% and 5.04%, respectively. The first principal maturity due under the existing SBIC debentures is in 2013, and the weighted average duration is approximately 7.0 years. In accordance with SBA regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA. The Funds are subject to regular compliance examinations by the SBA. There have been no historical findings resulting from these examinations.

As of March 31, 2010, the recorded value of the SBIC debentures was $117.9 million which consisted of (i) the Acquired Debentures at a fair value of approximately $52.9 million, or $17.1 million less than the face value of these SBIC debentures, and (ii) SBIC debentures held by MSMF and reported at face value of $65 million.  As of March 31, 2010, had Main Street adopted the fair value option under ASC 825 for all of its SBIC debentures, Main Street estimates the fair value of its SBIC debentures would be approximately $105.5 million, or $29.5 million less than the face value of the SBIC debentures.

NOTE F — INVESTMENT CREDIT FACILITY

On October 24, 2008, Main Street entered into a $30 million, three-year investment credit facility (the “Investment Facility”) with Branch Banking and Trust Company (“BB&T”) and Compass Bank, as lenders, and BB&T, as administrative agent for the lenders. The purpose of the Investment Facility is to provide additional liquidity in support of future investment and operational activities. The Investment Facility allows for an increase in the total size of the facility up to $75 million, subject to certain conditions, and has a maturity date of October 24, 2011. Borrowings under the Investment Facility bear interest, subject to Main Street’s election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.75% or (ii) the applicable base rate plus 0.75%. Main Street pays unused commitment fees of 0.375% per annum on the average unused lender commitments under the Investment Facility. The Investment Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the assets of the Funds. The Investment Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum liquidity of not less than 10% of the aggregate principal amount outstanding, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum tangible net worth. At March 31, 2010, Main Street had $2.1 million of borrowings outstanding under the Investment Facility, and Main Street was in compliance with all financial covenants of the Investment Facility.

NOTE G — FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,
Per Share Data:	2010	2009

Net asset value at beginning of period	$11.96	$12.20

Net investment income (1)	0.22	0.23
Net realized gains (losses) (1) (2)	(0.28)	0.10
Net change in unrealized appreciation (depreciation) on investments (1) (2)	0.39	(0.37)
Income tax (provision) benefit (1) (2)	(0.03)	(0.01)
Bargain purchase gain (1)	0.34	—
Noncontrolling interest	(0.01)	—
Net increase in net assets resulting from operations (1)	0.63	(0.05)
Net decrease in net assets from dividends paid to stockholders	(0.38)	(0.38)
Impact of monthly dividend declared as of March 31, 2010 but paid on April 15, 2010	(0.13)	—
Accretive effect of public stock offering (issuing shares above NAV per share)	0.47	—
Accretive effect of Exchange Offer	0.37	—
Decrease due to non-cash adjustment of investment in Investment Manager in connection with Exchange Offer Transactions	(0.91)	—
Other (3)	(0.06)	0.07
Net asset value at March 31, 2010 and 2009	$11.95	$11.84

Market value at March 31, 2010 and 2009	$15.61	$9.98
Shares outstanding at March 31, 2010 and 2009	15,082,742	9,041,939

(1)	Based on weighted average number of common shares outstanding for the period.
(2)	Net realized gains or losses, net change in unrealized appreciation or depreciation, and income taxes can fluctuate significantly from period to period.
(3)

Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

	Three Months
	Ended March 31,
	2010	2009

Net asset value at end of period	$180,248,021	$107,037,941
Average net asset value	$154,954,076	$109,697,001
Average outstanding debt	$100,023,333	$55,000,000
Ratio of total expenses, excluding interest expense, to average net asset value (1)	1.14%	0.50%
Ratio of total expenses to average net asset value (1)	2.35%	1.35%
Ratio of net investment income to average net asset value (1)	2.03%	1.93%
Total return based on change in net asset value (2)	3.21%	-0.42%

(1)	Not annualized.
(2)

Total return based on change in net asset value was calculated using the sum of ending net asset value plus dividends to stockholders and other non-operating changes during the period, as divided by the beginning net asset value.

NOTE H — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

Main Street paid monthly dividends of $0.125 per share for each month of January, February and March 2010, totaling $5.1 million, or $0.375 per share, for the period.  During March 2010, Main Street declared and accrued a $0.125 per share monthly dividend to be paid in April 2010.  For the three months ended March 31, 2009, Main Street paid total monthly dividends of approximately $3.4 million, or $0.375 per share, for the period.

The determination of the tax attributes for Main Street’s distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year.  Ordinary dividend distributions from a RIC do not qualify for the 15% maximum tax rate on dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations (which Main Street did not receive during the year-to-date period of 2010).

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

The Taxable Subsidiaries hold certain core portfolio investments for Main Street. The Taxable Subsidiaries are consolidated with Main Street for financial reporting purposes, and the core portfolio investments held by the Taxable Subsidiaries are included in Main Street’s consolidated financial statements. The principal purpose of the Taxable Subsidiaries are to permit Main Street to hold equity investments in portfolio companies which are “pass through” entities for tax purposes in order to comply with the “source income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with Main Street for income tax purposes and may generate income tax expense or income tax benefit as a result of their ownership of various core portfolio investments. This income tax expense or benefit, if any, is reflected in Main Street’s Consolidated Statement of Operations. For the three months ended March 31, 2010, Main Street recognized an income tax provision of $0.4 million primarily consisting of deferred tax benefits primarily related to net unrealized depreciation on certain portfolio investments held by the Taxable Subsidiaries.

Listed below is a reconciliation of “Net Increase (Decrease) in Net Assets Resulting From Operations” to taxable income and to total distributions declared to common stockholders for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
	(estimated)
Net increase (decrease) in net assets resulting from operations	$9,169,881	$(467,798)
Share-based compensation expense	301,458	195,726
Net change in unrealized (appreciation) depreciation on investments	(5,504,077)	3,421,013
Bargain purchase gain	(4,890,582)	—
Income tax provision	384,574	57,275

Pre-tax book loss (income) of Taxable Entities not consolidated for tax purposes	3,761,575	(617,124)
Book income and tax income differences, including debt origination, structuring fees and realized gains	(130,477)	(50,257)
Taxable income	3,092,352	2,538,835
Taxable income earned in prior year and carried forward for distribution in current year	848,452	2,799,963
Estimated distribution in excess of taxable income	1,167,630	—
Taxable income earned in current period and carried forward for distribution	—	(1,909,861)
Dividend accrued as of March 31, 2010 and paid in April 2010	1,885,343	—
Total distributions to common stockholders	$6,993,777	$3,428,937

The net deferred tax asset at March 31, 2010 and December 31, 2009 was $2.3 million and $2.7 million, respectively, and primarily related to timing differences from recognition of unrealized and realized depreciation from debt and equity investments in portfolio investments as well as timing differences from taxable income from equity investments in portfolio companies which are flow through entities. Management believes that the realization of the deferred tax asset is more likely than not based on expectations as to future taxable income and scheduled reversals of temporary differences. Accordingly, Main Street did not record a valuation allowance related to its deferred tax asset at March 31, 2010.

NOTE I — EXCHANGE OFFER

On January 7, 2010, MSCC consummated the Exchange Offer to exchange 1,239,695 shares (the “Exchange Shares”) of its common stock for approximately 88% of the total dollar value of the limited partner interests in MSC II. Pursuant to the terms of the Exchange Offer, 100% of the membership interests in MSC II GP were also transferred to MSCC for no consideration. MSC II commenced operations in January 2006, is an investment fund that operates as an SBIC and is managed by the Investment Manager. The Exchange Offer was applicable to all MSC II limited partner interests except for any limited partner interests owned by affiliates of MSCC, including any limited partner interests owned by officers or directors of MSCC. The Exchange Offer was formally approved by the SBA prior to closing. The Exchange Shares are subject to a one-year contractual lock-up from the Exchange Offer closing date. An approximately 12% minority ownership in the total dollar value of the MSC II limited partnership interests remains outstanding, including approximately 5% owned by affiliates of MSCC.

The Exchange Offer is being accounted for under the acquisition method of accounting in accordance with ASC 805. Accordingly, the purchase price was preliminarily allocated to the acquired assets and liabilities based on their estimated fair values at the Exchange Offer acquisition date as summarized in the following table. The fair value of the MSC II net assets acquired exceeded the fair value of the stock consideration issued, resulting in a bargain purchase gain that was recorded by Main Street in the period that the Exchange Offer was completed.

Value of the stock consideration issued for limited partner interests acquired	$19,934,296 (1)
Fair value of noncontrolling limited partner interests	3,396,005 (2)
Total stock consideration and noncontrolling interest value	23,330,301

Fair value of MSC II assets and liabilities:
Cash	2,489,920
Debt investments acquired at fair value	64,925,164
Equity investments acquired at fair value	14,930,614
Other assets	808,560
SBIC debt at fair value	(53,139,092)
Deferred tax liability assumed	(82,827)
Other liabilities	(1,519,608)
Total fair value of MSC II net assets	28,412,731

Bargain purchase gain	5,082,430

Transaction costs associated with the Exchange Offer	(191,848)

Bargain purchase gain, net of transaction costs	$4,890,582

(1)

The value of the shares of common stock exchanged for a majority of MSC II limited partner interests was based upon the closing price of Main Street’s common stock at January 7, 2010, the closing date of the Exchange Offer.

(2)	The fair value of the noncontrolling limited partner interests is based on the noncontrolling interests’ 11.95% share in the total fair value of MSC II net assets.

Consummation of the Exchange Offer Transactions provides Main Street with access to additional long-term, low-cost leverage capacity through the SBIC program. The American Recovery and Reinvestment Act of 2009 enacted in February 2009 (the “Stimulus Bill”) increased the maximum amount of combined SBIC leverage (or SBIC leverage cap) to $225 million for affiliated SBIC funds from the previous SBIC leverage cap of approximately $137 million. Since the increase in the SBIC leverage cap applies to affiliated SBIC funds, Main Street is required to allocate such increased borrowing capacity between MSMF and MSC II. Subsequent to the Exchange Offer, Main Street has access to an incremental $90 million in SBIC leverage capacity, subject to the required capitalization of each of the Funds, in addition to the $70 million of existing MSC II SBIC leverage and the $65 million of SBIC leverage at MSMF.

Supplemental pro forma information

The following represents actual operating results for the three months ended March 31, 2010 and pro forma operating results for the three months ended March 31, 2009.  The pro forma operating results assume the Exchange Offer had been completed as of the beginning of the 2009 calendar year:

	Three Months Ended March 31,
	2010 (1)	Pro Forma 2009 (1)
	(Unaudited)

Total investment income	$7.1	$6.1
Net investment income	$3.2	$2.9
Net increase (decrease) in net assets resulting from operations	$9.1	$(2.6)

Net investment income per share - basic and diluted	$0.22	$0.22
Net increase (decrease) in net assets resulting from operations attributable to common stock per share - basic and diluted	$0.63	$(0.20)

(1)         Dollars in millions except per share amounts.

NOTE J — COMMON STOCK

In January 2010, Main Street completed a public stock offering of 2,875,000 shares of common stock, including the underwriters’ exercise of the over-allotment option, at a price to the public of $14.75 per share, resulting in total net proceeds of approximately $40.2 million, after deducting underwriters’ commissions and offering costs.

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

NOTE K — DIVIDEND REINVESTMENT PLAN (“DRIP”)

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

For the three months ended March 31, 2010, $1.8 million of the total $5.1 million in dividends paid to stockholders represented DRIP participation. During this period, Main Street satisfied the DRIP participation requirements with the issuance of 125,600 newly issued shares. For the three months ended March 31, 2009, $1.4 million of the total $3.4 million in dividends paid to stockholders represented DRIP participation. Main Street satisfied the DRIP participation requirements with the purchase of 137,993 shares of common stock in the open market. The shares disclosed above relate only to Main Street’s DRIP and exclude any activity related to broker-managed dividend reinvestment plans.

NOTE L — SHARE-BASED COMPENSATION

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

On July 1, 2009, a total of 8,512 shares of restricted stock was issued to Main Street’s independent directors pursuant to the Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan. These shares will vest on the day immediately preceding Main Street’s next annual meeting of stockholders in June 2010 and are being  expensed over a one-year service period starting on the grant date. On July 1, 2008, a total of 20,000 shares of restricted stock was issued to Main Street’s independent directors pursuant to the Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan. One-half of those shares vested immediately on the grant date, and the remaining half vested on the day immediately preceding the June 2009 annual meeting of stockholders. As a result, 50% of those shares were expensed during July 2008, and the remaining 50% were expensed over a one-year service period starting on the grant date and ending in June 2009.

For the three months ended March 31, 2010 and 2009, Main Street recognized total share-based compensation expense of $301,458 and $195,726, respectively, related to the restricted stock issued to Main Street employees and Main Street’s independent directors.

As of March 31, 2010, there was $2,822,253 of total unrecognized compensation expense related to Main Street’s non-vested restricted shares. This compensation expense is expected to be recognized over a weighted-average period of approximately 2.7 years.

NOTE M — COMMITMENTS

At March 31, 2010, Main Street had two outstanding commitments to fund unused revolving loans for up to $1.5 million in total.

NOTE N — SUPPLEMENTAL CASH FLOW DISCLOSURES

Listed below are the supplemental cash flow disclosures for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Interest paid	$3,671,670	$1,622,108
Taxes paid	$78,499	$387,134
Non-cash financing activities:
Shares issued in connection with the MSC II Exchange Offer	$19,934,296	$—
Shares issued pursuant to the DRIP	$1,849,328	$—

NOTE O — RELATED PARTY TRANSACTIONS

As discussed further in Note D to the accompanying consolidated financial statements, subsequent to the completion of the Formation Transactions, the Investment Manager is a wholly owned portfolio company of MSCC. At March 31, 2010 and December 31, 2009, the Investment Manager had a receivable of $229,482 and $217,422, respectively, with MSCC related to net cash expenses incurred by the Investment Manager required to support Main Street’s business.

NOTE P — SUBSEQUENT EVENTS

Main Street recently completed three new core portfolio investments collectively totaling $26.5 million in invested capital.  As part of the new core portfolio additions, Main Street closed (i) a $16.0 million investment consisting of  a second lien, secured debt investment, a preferred equity investment, and a common equity investment in one of the largest and fastest growing independent providers of trench safety solutions for underground maintenance and construction activities in the United States, (ii) a $3.0 million investment consisting of a first lien, secured debt investment with equity warrant participation in a provider of information technologies to mid-stream and upstream energy companies, and (iii) a $7.5 million investment consisting of a first lien, secured debt investment in a leading venue-based media and marketing company that provides integrated “out-of-home” advertising solutions to its clients.

In addition to the new core portfolio investments, Main Street has recently invested $2.9 million in one privately placed, interest-bearing portfolio debt security.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this section contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Cautionary Statement Concerning Forward Looking Statements” in our Annual Report on Form 10-K  for the year ended December 31, 2009, filed with the SEC on March 10, 2010, for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the consolidated financial statements and related notes and other financial information included in the Annual Report on Form 10-K for the year ended December 31, 2009.

ORGANIZATION

Main Street Capital Corporation (“MSCC”) was formed on March 9, 2007 for the purpose of (i) acquiring 100% of the equity interests of Main Street Mezzanine Fund, LP (“MSMF”) and its general partner, Main Street Mezzanine Management, LLC (“MSMF GP”), (ii) acquiring 100% of the equity interests of Main Street Capital Partners, LLC (the “Investment Manager”), (iii) raising capital in an initial public offering, which was completed in October 2007 (the “IPO”), and (iv) thereafter operating as an internally managed business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). MSMF is licensed as a Small Business Investment Company (“SBIC”) by the United States Small Business Administration (“SBA”) and the Investment Manager acts as MSMF’s manager and investment adviser. Because the Investment Manager, which employs all of the executive officers and other employees of MSCC, is wholly owned by us, we do not pay any external investment advisory fees, but instead we incur the net operating costs associated with employing investment and portfolio management professionals through the Investment Manager. The transactions discussed above were consummated in October 2007 and are collectively termed the “Formation Transactions.”

On January 7, 2010, MSCC consummated transactions (the “Exchange Offer”) to exchange 1,239,695 shares of its common stock for approximately 88% of the total dollar value of the limited partner interests in Main Street Capital II, LP (“MSC II” and, together with MSMF, the “Funds”). Pursuant to the terms of the Exchange Offer, 100% of the membership interests in the general partner of MSC II, Main Street Capital II GP, LLC (“MSC II GP”), were also transferred to MSCC for no consideration. MSC II commenced operations in January 2006, is an investment fund that operates as an SBIC and is also managed by the Investment Manager. The Exchange Offer and related transactions, including the transfer of the MSC II GP interests, are collectively termed the “Exchange Offer Transactions” (see Note I to the consolidated financial statements).

MSCC has direct or indirect subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”).  The primary purpose of these entities is to hold certain investments that generate pass through income for tax purposes.  The Taxable Subsidiaries are each taxed at their normal corporate tax rates based on their taxable income.

Unless otherwise noted or the context otherwise indicates, the terms “we,” “us,” “our” and “Main Street” refer to MSCC and its subsidiaries, including MSMF, MSC II, and the Taxable Subsidiaries.

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

Our investments are generally made through MSCC and the Funds. Since the IPO, MSCC and MSMF have co-invested in substantially every investment we have made. In addition, approximately 88% of the MSC II portfolio investments as of the date of the Exchange Offer represented co-investments with MSCC and/or MSMF. MSCC and the Funds share the same investment strategies and criteria in the lower middle market, although they are subject to different regulatory regimes. An investor’s return in MSCC will depend, in part, on the Funds’ investment returns as MSMF is a wholly owned subsidiary of MSCC and MSC II is a majority owned subsidiary of MSCC.

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

In addition to our core investment strategy, we opportunistically pursue investments in privately placed debt securities. This private placement investment portfolio primarily consists of direct or secondary private placements of interest-bearing securities in companies that are generally larger in size than the lower middle market companies included in our core portfolio.

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

For the three months ended March 31, 2010, we paid dividends of $0.375 per share, totaling $5.1 million.  In March 2010, we declared monthly dividends for the second quarter of 2010 totaling $0.375 per share.  During 2009, we paid monthly dividends of $0.125 per share, or $1.50 per share for the entire year. For tax purposes, the monthly dividend paid in January 2009 was applied against the 2008 taxable income distribution requirements since it was declared and accrued prior to December 31, 2008. We generated undistributed taxable income (or “spillover income”) of approximately $0.8 million, or $0.08 per share, during 2009 that was carried forward toward distributions paid in 2010. For the 2009 calendar year, the dividends paid of $1.50 per share represented an increase of 5.3% over the total dividends of $1.425 per share paid during calendar year 2008. Including the dividends declared for the first and second quarters of 2010, we will have paid approximately $4.01 per share in cumulative dividends since our October 2007 initial public offering.

At March 31, 2010, we had $58.8 million in cash and cash equivalents, marketable securities, and idle funds investments. In January 2010, we completed a follow-on public stock offering in which we sold 2,875,000 shares of common stock, including the underwriters’ exercise of the over-allotment option, at a price to the public of $14.75 per share, resulting in total net proceeds of approximately $40.2 million, after deducting underwriters’ commissions and offering costs. Due to our existing cash, cash equivalents, marketable securities and idle funds investments, and available leverage, we expect to have sufficient cash resources to support our investment and operational activities through all of calendar year 2010. However, this projection will be impacted by, among other things, the pace of new and follow-on investments, debt repayments and investment redemptions, the level of cash flow from operations and cash flow from realized gains, and the level of dividends we pay in cash.

The American Recovery and Reinvestment Act of 2009 enacted in February 2009 (the “Stimulus Bill”) contains several provisions applicable to SBIC funds, including the Funds. One of the key SBIC-related provisions included in the Stimulus Bill increased the maximum amount of combined SBIC leverage (or SBIC leverage cap) to $225 million for affiliated SBIC funds. The prior maximum amount of SBIC leverage available to affiliated SBIC funds was approximately $137 million. Since the increase in the SBIC leverage cap applies to affiliated SBIC funds, Main Street is required to allocate such increased borrowing capacity between the Funds. Subsequent to the Exchange Offer, Main Street now has access to an incremental $90 million in SBIC leverage capacity, subject to the required capitalization of each of the Funds, in addition to the $70 million of existing MSC II SBIC leverage and the $65 million of MSMF SBIC leverage.

A recently proposed bill, the Small Business Financing and Investment Act of 2009, or HR 3854, would increase the total SBIC leverage capacity for affiliated SBIC funds from $225 million to $350 million. If enacted, this bill would increase Main Street’s SBIC leverage capacity through the Funds by an additional $125 million.  While Main Street is positioned to benefit from the full congressional passage of HR 3854, the ultimate form and likely outcome of such legislation or any similar legislation cannot be predicted.

In our view, the SBIC leverage, including the increased capacity, remains a strategic advantage due to its long-term, flexible structure and its low fixed cost. The SBIC leverage also provides proper matching of duration and cost compared with our core portfolio investments. As of March 31, 2010, the weighted average duration of our core portfolio debt investments was approximately 3.0 years compared to a weighted average duration of 7.0 years for our SBIC leverage. As of March 31, 2010, approximately 88% of core portfolio debt investments bear interest at fixed rates which is also appropriately matched by the long-term, low cost fixed rates available through our SBIC leverage. In addition, we believe the embedded value of our SBIC leverage would be significant if we adopted the fair value option provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification” or “ASC”) 825, Financial Instruments, relating to accounting for debt obligations at their fair value.

CRITICAL ACCOUNTING POLICIES

Basis of Presentation

Our financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). For the three months ended March 31, 2010, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries, including MSMF and MSC II. For the three months ended March 31, 2009, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries, including MSMF.  To allow for more relevant disclosure of our “core” investment portfolio, “core” portfolio investments, as used herein, refers to all of our portfolio investments in lower middle market companies, excluding the Investment Manager.  Private placement portfolio investments include investments made through direct or secondary private placements of interest-bearing securities in companies that are generally larger in size than the lower middle market companies included in our core portfolio. The Investment Manager and our private placement portfolio investments are also accounted for as portfolio investments. “Marketable securities and idle funds investments” are classified as financial instruments and are reported separately on our Consolidated Balance Sheets and Consolidated Schedule of Investments due to the nature of such investments. Our results of operations and cash flows for the three months ended March 31, 2010 and 2009, and financial position as of March 31, 2010 and December 31, 2009, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current financial statement presentation, including (i) the reclassification of MSCC shares of common stock repurchased under Main Street’s share repurchase plan, which were formerly classified as treasury stock and are now reflected as a reduction of common stock and additional paid in capital in accordance with Maryland law and (ii) the reclassification of private placement portfolio investments which were formerly classified as “Marketable securities and idle funds investments” and are now classified as portfolio investments in the “Non-Control/Non-Affiliate investments” category due to their adherence to our portfolio investment strategy and our intent to hold them as long term investments.

The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2009. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

Portfolio Investment Valuation

The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of our portfolio investments and the related amounts of unrealized appreciation and depreciation. As of March 31, 2010 and December 31, 2009, approximately 79% and 80%, respectively, of our total assets represented investments in portfolio companies valued at fair value (including the investment in the Investment Manager). We are required to report our investments at fair value. We adopted the provisions of ASC 820, Fair Value Measurements and Disclosures in the first quarter of 2008. ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

Our core portfolio strategy calls for us to invest primarily in illiquid securities issued by private companies. These core portfolio investments may be subject to restrictions on resale and will generally have no established trading market. As a result, we determine in good faith the fair value of our portfolio investments pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by our Board of Directors and in accordance with the 1940 Act. We review external events, including private mergers, sales and acquisitions involving comparable companies, and include these events in the valuation process. Our valuation policy and process are intended to provide a consistent basis for determining the fair value of the portfolio.

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

For valuation purposes, non-control investments are composed of debt and equity securities for which we do not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company’s board of directors.  Market quotations for non-control investments are generally not readily available. For our non-control investments, we use a combination of the market and income approaches to value our equity investments and the income approach to value our debt instruments. For non-control debt investments, we determine the fair value primarily using a yield approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Our estimate of the expected repayment date of a debt security is generally the legal maturity date of the instrument, as we generally intend to hold our loans to maturity. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. We will use the value determined by the yield analysis as the fair value for that security; however, because of our general intent to hold our loans to maturity, the fair value will not exceed the face amount of the debt security. A change in the assumptions that we use to estimate the fair value of our debt securities using the yield analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or a debt security is in workout status, we may consider other factors in determining the fair value of a debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis.

For valuation purposes, our private placement investment portfolio, which primarily consists of direct or secondary private placements of interest-bearing securities, are considered non-control investments since we do not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company’s board of directors.

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

The Taxable Subsidiaries hold certain core portfolio investments of Main Street. The Taxable Subsidiaries are consolidated for U.S. GAAP reporting purposes, and the core portfolio investments held by them are included in Main Street’s consolidated financial statements. The Taxable Subsidiaries permit Main Street to hold equity investments in portfolio companies which are “pass through” entities for tax purposes in order to comply with the “source income” requirements contained in the RIC tax provisions. The Taxable Subsidiaries are not consolidated with Main Street for income tax purposes and may generate income tax expense as a result of their ownership of certain core portfolio investments. This income tax expense, or benefit, is reflected in Main Street’s Consolidated Statement of Operations.

The Taxable Subsidiaries use the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. Taxable income generally excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized.

Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. We believe that the carrying amounts of our financial instruments, consisting of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate the fair values of such items. Marketable securities and idle funds investments include investments in certificates of deposit, U.S. government agency securities, intermediate-term secured debt, independently rated debt investments, and diversified bond funds. The fair value determination for these investments under the provisions of ASC 820 primarily consists of Level 2 observable inputs.

The SBIC debentures remain a strategic advantage due to their flexible structure, long-term duration, and low fixed interest rates. As part of the Exchange Offer Transactions, we elected the fair value option under ASC 825, Financial Instruments (“ASC 825”) relating to accounting for debt obligations at their fair value, for those SBIC debentures acquired (the “Acquired Debentures”). The fair value option was elected for the Acquired Debentures as part of the acquisition accounting related to the Exchange Offer.

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

Summaries of the composition of our core investment portfolio at cost and fair value as a percentage of total core portfolio investments are shown in the following table:

Cost:	March 31, 2010	December 31, 2009
First lien debt	69.0%	69.3%
Equity	14.9%	13.4%
Second lien debt	10.6%	10.7%
Equity warrants	5.5%	6.6%
	100.0%	100.0%

Fair Value:	March 31, 2010	December 31, 2009
First lien debt	61.3%	57.4%
Equity	18.3%	19.5%
Equity warrants	10.8%	13.5%
Second lien debt	9.6%	9.6%
	100.0%	100.0%

The following table shows the core portfolio composition by geographic region of the United States at cost and fair value as a percentage of total core portfolio investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company:

Cost:	March 31, 2010	December 31, 2009
Southwest	42.0%	50.1%
West	35.3%	28.6%
Southeast	12.3%	9.0%
Midwest	6.1%	6.9%
Northeast	4.3%	5.4%
	100.0%	100.0%

Fair Value:	March 31, 2010	December 31, 2009
Southwest	43.6%	51.1%
West	34.1%	28.4%
Southeast	11.8%	8.4%
Midwest	5.9%	6.3%
Northeast	4.6%	5.8%
	100.0%	100.0%

Main Street’s core portfolio investments are generally in lower middle market companies conducting business in a variety of industries. Set forth below are tables showing the composition of Main Street’s core portfolio by industry at cost and fair value as of March 31, 2010 and December 31, 2009:

Cost:	March 31, 2010	December 31, 2009
Professional services	10.6%	10.1%
Retail	9.6%	7.5%
Metal fabrication	8.9%	2.5%
Electronics manufacturing	6.9%	7.1%
Transportation/Logistics	6.2%	6.1%
Precast concrete manufacturing	6.0%	9.7%
Industrial equipment	6.1%	6.4%
Manufacturing	5.9%	4.1%
Health care services	4.9%	4.7%
Industrial services	4.8%	5.0%
Information services	4.8%	5.1%
Restaurant	4.6%	5.6%
Agricultural services	4.0%	6.6%
Consumer products	3.5%	0.0%
Custom wood products	2.9%	6.7%
Equipment rental	2.8%	3.6%
Tradeshow	2.6%	2.6%
Governmental services	2.1%	2.0%
Health care products	1.8%	3.0%
Infrastructure products	1.0%	1.6%
	100.0%	100.0%

Fair Value:	March 31, 2010	December 31, 2009
Professional services	10.7%	10.1%
Metal fabrication	9.4%	4.5%
Retail	8.9%	6.6%
Health care services	7.3%	9.1%
Precast concrete manufacturing	7.1%	11.5%
Electronics manufacturing	6.3%	6.2%
Transportation/Logistics	6.2%	6.3%
Industrial services	5.6%	7.0%
Industrial equipment	5.2%	5.2%
Restaurant	5.0%	6.2%
Manufacturing	4.8%	3.9%
Agricultural services	4.7%	7.9%
Information services	4.5%	4.4%
Consumer products	3.1%	0.0%
Custom wood products	2.9%	1.6%
Tradeshow	2.2%	2.1%
Governmental services	2.2%	2.1%
Equipment rental	1.9%	2.3%
Health care products	1.7%	2.9%
Infrastructure products	0.3%	0.1%
	100.0%	100.0%

Our core portfolio investments carry a number of risks including, but not limited to: (1) investing primarily in lower middle market companies which may have a limited operating history and financial resources; (2) holding investments that are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment grade debt and equity investments in private, lower middle market companies.

PORTFOLIO ASSET QUALITY

We utilize an internally developed investment rating system to rate the performance of each portfolio company. Investment Rating 1 represents a portfolio company that is performing in a manner which significantly exceeds expectations and projections. Investment Rating 2 represents a portfolio company that, in general, is performing above expectations. Investment Rating 3 represents a portfolio company that is generally performing in accordance with expectations. Investment Rating 4 represents a portfolio company that is underperforming expectations. Investments with such a rating require increased monitoring and scrutiny by us. Investment Rating 5 represents a portfolio company that is significantly underperforming. Investments with such a rating require heightened levels of monitoring and scrutiny by us and involve the recognition of significant unrealized depreciation on such investment. All new portfolio investments receive an initial 3 rating.

The following table shows the distribution of our portfolio investments (excluding the investment in the Investment Manager) on our 1 to 5 investment rating scale at fair value as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
Investment	Investments at	Percentage of	Investments at	Percentage of
Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
	(Unaudited)
	(dollars in thousands)
1	$30,495	12.7%	$14,509	10.3%
2	92,182	38.5%	59,116	42.0%
3	97,495	40.8%	57,578	40.9%
4	18,735	7.8%	9,000	6.4%
5	400	0.2%	500	0.4%
Totals	$239,307	100.0%	$140,703	100.0%

Based upon our investment rating system, the weighted average rating of our portfolio as of March 31, 2010 and December 31, 2009 was approximately 2.4.  As of March 31, 2010, we had three investments on non-accrual status, which comprised approximately 4.7% of the investment portfolio at fair value. At December 31, 2009, we had three investments on non-accrual status, which comprised approximately 1.1% of the investment portfolio at fair value.

.The broader fundamentals of the United States economy remain mixed, and unemployment remains elevated. In the event that the United States economy contracts, it is likely that the financial results of small- to mid-sized companies, like those in which we invest, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in defaults. In addition, the end markets for certain of our portfolio companies’ products and services have experienced negative economic trends over the last few years. Consequently, we can provide no assurance that the performance of certain portfolio companies will not be negatively impacted by these economic or other conditions, which could also have a negative impact on our future results.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2010 and March 31, 2009

	Three Months Ended March 31,		Net Change
	2010	2009	Amount	%
	(dollars in millions)
Total investment income	$7.1	$3.6	$3.5	97%
Total expenses	(3.9)	(1.5)	(2.4)	-162%
Net investment income	3.2	2.1	1.1	52%
Total net realized gain (loss) from investments	(4.0)	0.9	(4.9)	NM
Net realized income (loss)	(0.8)	3.0	(3.8)	NM

Net change in unrealized appreciation (depreciation) from investments	5.5	(3.4)	8.9	NM
Income tax benefit (provision)	(0.4)	(0.1)	(0.3)	-571%
Bargain purchase gain	4.9	—	4.9	NM
Noncontrolling interest	(0.1)	—	(0.1)	NM
Net increase (decrease) in net assets resulting from operations	$9.1	$(0.5)	$9.6	NM

	Three Months Ended March 31,		Net Change
	2010	2009	Amount	%
	(dollars in millions)
Net investment income	$3.2	$2.1	$1.1	52%
Share-based compensation expense	0.3	0.2	0.1	54%
Distributable net investment income (a)	3.5	2.3	1.2	52%
Total net realized gain (loss) from investments	(4.0)	0.9	(4.9)	NM
Distributable net realized income (loss) (a)	$(0.5)	$3.2	$(3.7)	NM

Distributable net investment income per share - Basic and diluted (a)	$0.24	$0.25	$(0.01)	-4%
Distributable net realized income (loss) per share - Basic and diluted (a)	$(0.04)	$0.35	$(0.39)	NM

(a)                                  Distributable net investment income and distributable net realized income are net investment income and net realized income, respectively, as determined in accordance with U.S. GAAP, excluding the impact of share-based compensation expense which is non-cash in nature. Main Street believes presenting distributable net investment income and distributable net realized income, and related per share amounts, are useful and appropriate supplemental disclosures for analyzing its financial performance since share-based compensation does not require settlement in cash. However, distributable net investment income and distributable net realized income are non- U.S. GAAP measures and should not be considered as a replacement to net investment income, net realized income, and other earnings measures presented in accordance with U.S. GAAP. Instead, distributable net investment income and distributable net realized income should be reviewed only in connection with such U.S. GAAP measures in analyzing Main Street’s financial performance. A reconciliation of net investment income and net realized income in accordance with U.S. GAAP to distributable net investment income and distributable net realized income is presented in the table above.

Investment Income

For the three months ended March 31, 2010, total investment income was $7.1 million, a $3.5 million, or 97%, increase over the $3.6 million in the corresponding period of 2009. This comparable period increase was principally attributable to (i) $2.5 million of total investment income from the MSC II portfolio investments subsequent to the Exchange Offer and (ii) a $1.2 million increase in interest income from higher average levels of both portfolio debt investments and interest-bearing marketable securities or idle funds investments.

Expenses

For the three months ended March 31, 2010, total expenses increased by approximately $2.4 million to $3.9 million from $1.5 million in the corresponding period of 2009.  This comparable period increase in expenses was principally attributable to (i) $2.0 million in interest expense and other operating expenses related to MSC II subsequent to the Exchange Offer, (ii) higher share-based compensation of $0.1 million related to non-cash amortization expense for restricted share grants, and (iii) higher accrued compensation and other operating expenses compared with 2009.

Distributable Net Investment Income

Distributable net investment income for the three months ended March 31, 2010 increased 52% to $3.5 million, or $0.24 per share, in the first quarter of 2010 compared with $2.3 million, or $0.25 per share, in the corresponding period of 2009.  The increase in distributable net investment income was primarily due to higher levels of total investment income, as discussed above, partially offset by higher general, administrative and interest expenses. Distributable net investment income on a per share basis was slightly lower from the comparable period of 2009 due to a greater number of shares outstanding during the first quarter of 2010 attributable to the June 2009 and January 2010 follow-on stock offerings, as well as the shares issued to consummate the Exchange Offer.

Net Investment Income

Net investment income for the three months ended March 31, 2010 was $3.2 million, or a 52% increase, compared to net investment income of $2.1 million during the three months ended March 31, 2009. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher general, administrative and interest expenses as discussed above.

Distributable Net Realized Income (Loss)

For the three months ended March 31, 2010, distributable net realized loss decreased to $0.5 million, or $0.04 per share, in the first quarter of 2010 compared with distributable net realized income of $3.2 million, or $0.35 per share, in the corresponding period of 2009.  The decrease was primarily attributable to the $4.0 million realized loss on Main Street’s debt and equity investment in Quest Design and Production, LLC in the first quarter of 2010, compared to $0.9 million of net realized gains on portfolio investments and marketable securities in the comparable period of 2009. The decrease from total net realized gain to total net realized loss between the first quarters of 2010 and 2009 was partially offset by the increase in distributable net investment income as discussed above.

Net Realized Income (Loss)

The higher level of net realized loss during the three months ended March 31, 2010 partially offset by the higher distributable net investment income during that period resulted in a $3.8 million decrease in the net realized income compared with the three months ended March 31, 2009.

Net Increase (Decrease) in Net Assets Resulting from Operations Attributable to Common Stock

For the three months ended March 31, 2010, the net increase in net assets resulting from operations was $9.1 million, or $0.63 per share, compared with a net decrease in net assets resulting from operations of $0.5 million, or $0.05 per share, in the corresponding period of 2009.  The $5.5 million total net change in unrealized appreciation from investments for the first quarter of 2010 was principally attributable to (i) $4.0 million in accounting reversals of net unrealized depreciation attributable to the net realized loss recognized in the first quarter of 2010 as discussed above, (ii) unrealized appreciation on twelve portfolio investments totaling $3.7 million, offset by unrealized depreciation on eleven portfolio investments totaling $2.7 million, and (iii) $0.3 million in unrealized appreciation related to various marketable securities investments.  During the first quarter of 2010, we also recognized a $4.9 million, or $0.34 per share, bargain purchase gain related to the consummation of the Exchange Offer. The bargain purchase gain recognized during the first quarter of 2010 is a non-recurring gain which was solely generated by the acquisition accounting related to the Exchange Offer. The noncontrolling interest of $0.1 million recognized in the first quarter of 2010 reflected the pro rata portion of MSC II net earnings attributable to the limited partnership interests in MSC II not acquired by Main Street in the Exchange Offer.

As a result of these events, our net increase in net assets resulting from operations during the three months ended March 31, 2010 was $9.1 million compared to a net decrease in net assets resulting from operations of $0.5 million for the three months ended March 31, 2009.

Liquidity and Capital Resources

Cash Flows

For the three months ended March 31, 2010, we experienced a net increase in cash and cash equivalents in the amount of $2.0 million. During that period, we generated $0.1 million of cash from our operating activities, primarily from distributable net investment income partially offset by (i) the semi-annual interest payments on MSMF and MSC II SBIC debentures and (ii) increases in other assets. We used $37.0 million in net cash from investing activities, principally including the funding of $25.9 million for marketable securities and idle funds investments and the funding of $18.5 million for new core and private placement portfolio investments, partially offset by (i) $3.6 million of cash proceeds from the sale of marketable securities and idle funds investments, (ii) $2.5 million in cash acquired as part of the Exchange Offer, and (iii) $1.3 million in cash proceeds from the repayment of core and private placement portfolio debt investments. For the first three months of 2010, $39.0 million in cash was provided by financing activities, which principally consisted of $40.2 million in net cash proceeds from a January 2010 public stock offering and $2.1 million in net borrowings under our $30 million investment credit facility, partially offset by $3.3 million in cash dividends paid to stockholders.

For the three months ended March 31, 2009, we experienced a net decrease in cash and cash equivalents in the amount of $16.5 million. During that period, we generated $0.3 million of cash from our operating activities, primarily from net investment income partially offset by the semi-annual interest payments on our SBIC debentures. We used $12.0 million in net cash from investing activities, principally including (i) the funding of $13.1 million for marketable securities and idle funds investments and (ii) the funding of $2.2 million for a new core portfolio company investment, partially offset by $0.9 million in cash proceeds from repayment of debt investments and $2.3 million of cash proceeds from the sale of marketable securities and idle funds investments. During the first three months of 2009, we used $4.8 million in cash for financing activities, which principally consisted of $3.4 million in cash dividends to stockholders and $1.3 million in purchases of our common stock as part of our share repurchase program.

Capital Resources

As of March 31, 2010, we had $58.8 million in cash and cash equivalents, marketable securities, and idle funds investments, and our net asset value totaled $180.2 million, or $11.95 per share. In January 2010, we completed a follow-on public stock offering in which we sold 2,875,000 shares of common stock, including the underwriters’ exercise of the over-allotment option, at a price to the public of $14.75 per share, resulting in total net proceeds of approximately $40.2 million, after deducting underwriters’ commissions and offering costs.

On October 24, 2008, Main Street entered into a $30 million, three-year investment credit facility (the “Investment Facility”) with Branch Banking and Trust Company (“BB&T”) and Compass Bank, as lenders, and BB&T, as administrative agent for the lenders. The purpose of the Investment Facility is to provide additional liquidity in support of future investment and operational activities. The Investment Facility allows for an increase in the total size of the facility up to $75 million, subject to certain conditions, and has a maturity date of October 24, 2011. Borrowings under the Investment Facility bear interest, subject to Main Street’s election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.75% or (ii) the applicable base rate plus 0.75%. Main Street pays unused commitment fees of 0.375% per annum on the average unused lender commitments under the Investment Facility. The Investment Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum liquidity of not less than 10% of the aggregate principal amount outstanding, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum tangible net worth. At March 31, 2010, Main Street had $2.1 million in borrowings outstanding under the Investment Facility, and Main Street was in compliance with all financial covenants of the Investment Facility.

Due to each of the Funds’ status as a licensed SBIC, we have the ability to issue, through the Funds, debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA generally in an amount up to twice its regulatory capital, which effectively approximates the amount of its equity capital. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time. Debentures issued prior to September 2006 were subject to pre-payment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006. On March 31, 2010, we, through the Funds, had $135 million of outstanding indebtedness guaranteed by the SBA, which carried an average fixed interest rate of approximately 5.8%. The first maturity related to the SBIC debentures does not occur until 2013, and the weighted average duration is 7.0 years as of March 31, 2010.

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

A recently proposed bill, the Small Business Financing and Investment Act of 2009, or HR 3854, would increase the total SBIC leverage capacity for affiliated SBIC funds from $225 million to $350 million. If enacted, this bill would increase Main Street’s SBIC leverage capacity through the Funds by an additional $125 million.  While Main Street is positioned to benefit from the full congressional passage of HR 3854, the ultimate form and likely outcome of such legislation or any similar legislation cannot be predicted.

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

We periodically invest excess cash balances into marketable securities and idle funds investments. The investment objective of marketable securities and idle funds investments is to generate incremental cash returns on excess cash balances prior to utilizing those funds for investment in our core and private placement portfolio investment strategy. Marketable securities and idle funds investments generally consist of secured debt investments, independently rated debt investments, certificates of deposit with financial institutions, and diversified bond funds. The composition of marketable securities and idle funds investments will vary in a given period based upon, among other things, changes in market conditions, the underlying fundamentals in our marketable securities and idle funds investments, our outlook regarding future core and private placement portfolio investment needs, and any regulatory requirements applicable to Main Street.

If our common stock trades below our net asset value per share, we will generally not be able to issue additional common stock at the market price unless our stockholders approve such a sale and our Board of Directors makes certain determinations. A proposal, approved by our stockholders at our June 2009 annual meeting of stockholders, authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for a period of one year ending on June 10, 2010.   We are seeking approval of a similar proposal by our stockholders at our June 2010 annual meeting of stockholders, and we need such approval to issue shares below the then current net asset value per share any time after the expiration of the current approval.

In order to satisfy the Code requirements applicable to a RIC, we intend to distribute to our stockholders substantially all of our taxable income, but we may also elect to periodically spillover certain excess undistributed taxable income from one tax year into the next tax year. In addition, as a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. In January 2008, we received exemptive relief from the SEC that permits us to exclude SBA-guaranteed debt issued by our wholly owned SBIC subsidiary, MSMF, from our asset coverage ratio, which, in turn, enables us to fund more investments with debt capital. We expect to obtain similar relief from the SEC with respect to SBIC debt securities issued by MSC II, including the $70 million of currently outstanding debt related to its participation in the SBIC program.

Current Market Conditions

Although we have been able to secure access to additional liquidity, including our recent public stock offering, the $30 million Investment Facility, and the increase in available leverage through the SBIC program as part of the Stimulus Bill, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

Recently Issued Accounting Standards

In June 2009, FASB issued ASC 810, Amendments to FASB Interpretation No. 46(R), which amends the guidance in FASB Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities.  It requires reporting entities to evaluate former qualifying special-purpose entities (“QSPEs”) for consolidation, changes the approach to determining the primary beneficiary of a variable interest entity (a “VIE”) from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. ASC 810 requires additional year-end and interim disclosures for public and non-public companies. ASC 810 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009 and for subsequent interim and annual reporting periods.  Main Street adopted ASC 810 on January 1, 2010.  Early adoption of ASC 810 is prohibited. The FASB agreed at its January 27, 2010 meeting to issue an Accounting Standards Update (“ASU”) to finalize its proposal to indefinitely defer ASC 810 for reporting enterprises’ interests in entities that either have all of the characteristics of investment companies or for which it is industry practice to apply measurement principles for financial reporting purposes consistent with those that apply to investment companies. The provisions of ASC 810 will not have any impact on Main Street’s financial condition or results of operations.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures About Fair Value Measurements. ASU 2010-06 adds new requirements for disclosures about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation, inputs and valuation techniques. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. Adoption of ASU 2010-06 is not expected to have a significant impact on Main Street’s financial condition and results of operations.

In December 2007, the FASB issued ASC 805, Business Combinations. Under ASC 805, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, replacing the previous cost-allocation process. ASC 805 also includes a substantial number of new disclosure requirements. ASC 805 is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Main Street adopted ASC 805 on January 1, 2009. Main Street accounted for the Exchange Offer under ASC 805 with the impact on the financial statements discussed in Note I to the consolidated financial statements.

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented herein. However, our portfolio companies have experienced, and may in the future experience, the impacts of inflation on their operating results, including periodic escalations in their costs for raw materials and required energy consumption.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At March 31, 2010, we had two outstanding commitments to fund unused revolving loans for up to $1.5 million in total.

Contractual Obligations

As of March 31, 2010, our future fixed commitments for cash payments on contractual obligations for each of the next five years and thereafter are as follows:

		April 1 through
		December 31,					2015 and
	Total	2010	2011	2012	2013	2014	thereafter
	(dollars in thousands)
SBIC debentures	$135,000	$—	$—	$—	$4,000	$18,000	$113,000
Interest due on SBIC debentures	54,083	3,954	7,918	7,939	7,918	7,612	18,742
Total	$189,083	$3,954	$7,918	$7,939	$11,918	$25,612	$131,742

MSCC is obligated to make payments under a support services agreement with the Investment Manager. Subsequent to the completion of the Formation Transactions and the IPO, the Investment Manager is reimbursed for its excess cash expenses associated with providing investment management and other services to MSCC and its subsidiaries, as well as third parties. Each quarter, as part of the support services agreement, MSCC makes payments to cover all cash expenses incurred by the Investment Manager, less the recurring management fees that the Investment Manager receives from MSC II pursuant to a long-term investment advisory services agreement and any other fees received from third parties for providing external services.

Related Party Transactions

As discussed further in Note D to the accompanying consolidated financial statements, subsequent to the completion of the Formation Transactions, the Investment Manager is a wholly owned portfolio company of MSCC. At March 31, 2010 and December 31, 2009, the Investment Manager had a receivable of $229,482 and $217,422, respectively, with MSCC related to net cash expenses incurred by the Investment Manager required to support Main Street’s business.

Recent Developments

Main Street recently completed three new core portfolio investments collectively totaling $26.5 million in invested capital.  As part of the new core portfolio additions, Main Street closed (i) a $16.0 million investment consisting of  a second lien, secured debt investment, a preferred equity investment, and a common equity investment in one of the largest and fastest growing independent providers of trench safety solutions for underground maintenance and construction activities in the United States, (ii) a $3.0 million investment consisting of a first lien, secured debt investment with equity warrant participation in a provider of information technologies to mid-stream and upstream energy companies, and (iii) a $7.5 million investment consisting of a first lien, secured debt investment in a leading venue-based media and marketing company that provides integrated “out-of-home” advertising solutions to its clients.

In addition to the new core portfolio investments, Main Street has recently invested $2.9 million in one privately placed, interest-bearing portfolio debt security.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, marketable securities, and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. The significant majority of our debt investments are made with fixed interest rates for the term of the investment. However, as of March 31, 2010, approximately 12% of our core debt investment portfolio (at cost) bore interest at floating rates with 64% of those floating-rate debt investments (at cost) subject to contractual minimum interest rates. The long term interest rates on our outstanding indebtedness are fixed for the 10-year life of such debt. As of March 31, 2010, we had not entered into any interest rate hedging arrangements. At March 31, 2010, based on our applicable levels of floating-rate debt investments, a 1% change in interest rates would not have a material effect on our level of interest income from debt investments.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, our President and Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chairman and Chief Executive Officer, our President and Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934.  There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, that we filed with the SEC on March 10, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2010, we issued 125,600 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933.  The aggregate value for the shares of common stock sold during the three months ended March 31, 2010, under the dividend reinvestment plan was approximately $1.8 million.

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

Main Street Capital Corporation

Date: May 10, 2010	/s/ Vincent D. Foster
Vincent D. Foster
Chairman and Chief Executive Officer (principal executive officer)

Date: May 10, 2010	/s/ Todd A. Reppert
Todd A. Reppert
President and Chief Financial Officer (principal financial officer)

Date: May 10, 2010	/s/ Michael S. Galvan
Michael S. Galvan
Vice President and Chief Accounting Officer (principal accounting officer)

Date: May 10, 2010	/s/ Rodger A. Stout
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