Form 10-Q
period 2010-06-30
Main Street Capital CORP
filed 2010-08-06
CIK 1396440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the issuer’s common stock as of August 5, 2010 was 15,387,474.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Portfolio investments at fair value:
Control investments (cost: $162,917,430 and $59,544,719 as of June 30, 2010 and December 31, 2009, respectively)	$172,397,494	$66,400,667
Affiliate investments (cost: $56,781,172 and $39,252,445 as of June 30, 2010 and December 31, 2009, respectively)	68,844,498	46,886,202
Non-Control/Non-Affiliate investments (cost: $65,260,055 and $27,482,826 as of June 30, 2010 and December 31, 2009, respectively)	64,211,930	27,416,287
Investment in affiliated Investment Manager (cost: $4,284,042 and $18,000,000 as of June 30, 2010 and December 31, 2009, respectively)	2,034,684	16,036,838

Total portfolio investments (cost: $289,242,699 and $144,279,990 as of June 30, 2010 and December 31, 2009, respectively)	307,488,606	156,739,994
Marketable securities and idle funds investments (cost: $15,131,509 and $3,252,954 as of June 30, 2010 and December 31, 2009, respectively)	14,900,228	3,252,954

Total investments (cost: $304,374,208 and $147,532,944 as of June 30, 2010 and December 31, 2009, respectively)	322,388,834	159,992,948

Cash and cash equivalents	4,730,165	30,619,998
Deferred tax asset	2,633,758	2,716,400
Interest receivable and other assets	3,311,579	1,509,608
Deferred financing costs (net of accumulated amortization of $1,267,546 and $1,071,676 as of June 30, 2010 and December 31, 2009, respectively)	1,425,950	1,611,508

Total assets	$334,490,286	$196,450,462

LIABILITIES

SBIC debentures (par: $145,000,000 and $65,000,000 as of June 30, 2010 and December 31, 2009, respectively; of which $61,139,538 is recorded at fair value as of June 30, 2010)	$126,139,538	$65,000,000
Line of credit	12,500,000	—
Interest payable	2,646,143	1,069,148
Dividend payable	1,901,630	—
Payable to affiliated Investment Manager	601,853	217,422
Accounts payable and other liabilities	1,262,193	503,761

Total liabilities	145,051,357	66,790,331
Commitments and contingencies

NET ASSETS

Common stock, $0.01 par value per share (150,000,000 shares authorized; 15,213,053 and 10,842,447 issued and outstanding as of June 30, 2010 and December 31, 2009, respectively)	152,130	108,425
Additional paid-in capital	174,375,323	123,534,156
Accumulated net investment income	8,791,262	7,269,866
Accumulated net realized gain (loss) from investments	(18,677,108)	(15,922,020)
Net unrealized appreciation from investments, net of income taxes	21,151,217	14,669,704

Total Net Asset Value	185,792,824	129,660,131

Noncontrolling interest	3,646,105	—

Total net assets including noncontrolling interests	189,438,929	129,660,131

Total liabilities and net assets	$334,490,286	$196,450,462

NET ASSET VALUE PER SHARE	$12.21	$11.96

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$4,532,343	$1,831,201	$8,127,651	$3,833,821
Affiliate investments	1,953,832	1,166,501	3,762,445	2,335,557
Non-Control/Non-Affiliate investments	1,686,032	258,218	2,549,428	396,173
Total interest, fee and dividend income	8,172,207	3,255,920	14,439,524	6,565,551
Interest from marketable securities, idle funds and other	560,012	344,150	1,385,534	626,944
Total investment income	8,732,219	3,600,070	15,825,058	7,192,495
EXPENSES:
Interest	(2,111,868)	(941,577)	(4,105,105)	(1,872,912)
General and administrative	(246,194)	(430,114)	(671,898)	(744,787)
Expenses reimbursed to affiliated Investment Manager	(1,330,611)	(45,513)	(2,482,798)	(79,938)
Share-based compensation	(301,458)	(195,726)	(602,916)	(391,452)
Total expenses	(3,990,131)	(1,612,930)	(7,862,717)	(3,089,089)
NET INVESTMENT INCOME	4,742,088	1,987,140	7,962,341	4,103,406

NET REALIZED GAIN (LOSS) FROM INVESTMENTS:
Control investments	2,301,745	98,050	(1,719,173)	865,651
Marketable securities and idle funds investments	353,487	328,220	313,948	454,843
Total net realized gain (loss) from investments	2,655,232	426,270	(1,405,225)	1,320,494
NET REALIZED INCOME	7,397,320	2,413,410	6,557,116	5,423,900

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION):
Portfolio investments	957,432	1,951,647	6,072,091	(1,453,901)
Marketable securities and idle funds investments	(484,585)	182,969	(231,281)	(171,091)
SBIC debentures	1,475,861	—	1,757,054	—
Investment in affiliated Investment Manager	(141,117)	(283,277)	(286,196)	55,318
Total net change in unrealized appreciation (depreciation)	1,807,591	1,851,339	7,311,668	(1,569,674)

Income tax provision	(36,686)	(525,612)	(421,260)	(582,887)
Bargain purchase gain	—	—	4,890,582	—
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	9,168,225	3,739,137	18,338,106	3,271,339
Noncontrolling interest	(295,559)	—	(408,895)	—
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS ATTRIBUTABLE TO COMMON STOCK	$8,872,666	$3,739,137	$17,929,211	$3,271,339

NET INVESTMENT INCOME PER SHARE - BASIC AND DILUTED	$0.31	$0.21	$0.53	$0.44
NET REALIZED INCOME PER SHARE - BASIC AND DILUTED	$0.49	$0.25	$0.44	$0.58
DIVIDENDS PAID PER SHARE	$0.38	$0.38	$0.75	$0.75
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS ATTRIBUTABLE TO COMMON STOCK PER SHARE - BASIC AND DILUTED	$0.59	$0.39	$1.22	$0.35
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	15,147,091	9,520,314	14,754,121	9,323,968

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(Unaudited)

						Net Unrealized			Total Net
					Accumulated	Appreciation from			Assets
	Common Stock		Additional	Accumulated	Net Realized	Investments,			Including
	Number	Par	Paid-In	Net Investment	Gain (Loss)	Net of Income	Total Net	Noncontrolling	Noncontrolling
	of Shares	Value	Capital	Income	From Investments	Taxes	Asset Value	Interest	Interest

Balances at December 31, 2008	9,206,483	$92,065	$104,467,740	$10,155,593	$(6,497,098)	$4,137,756	$112,356,056	$—	$112,356,056

Dividend reinvestment	79,193	791	979,785	—	—	—	980,576	—	980,576
Public offering of common stock, net of offering costs	1,437,500	14,375	16,200,919	—	—	—	16,215,294	—	16,215,294
Share repurchase program	(164,544)	(1,645)	(1,615,461)	—	—	—	(1,617,106)	—	(1,617,106)
Share-based compensation	—	—	391,452	—	—	—	391,452	—	391,452
Dividends to stockholders	—	—	—	(6,304,083)	(712,843)	—	(7,016,926)	—	(7,016,926)
Net increase resulting from operations	—	—	—	4,103,406	1,320,494	(2,152,561)	3,271,339	—	3,271,339

Balances at June 30, 2009	10,558,632	$105,586	$120,424,435	$7,954,916	$(5,889,447)	$1,985,195	$124,580,685	$—	$124,580,685

Balances at December 31, 2009	10,842,447	$108,425	$123,534,156	$7,269,866	$(15,922,020)	$14,669,704	$129,660,131	$—	$129,660,131

MSC II exchange offer and related transactions	1,246,803	12,468	20,080,623	4,890,582	—	—	24,983,673	3,237,210	28,220,883
Public offering of common stock, net of offering costs	2,875,000	28,750	40,079,845	—	—	—	40,108,595	—	40,108,595
Share-based compensation	—	—	602,916	—	—	—	602,916	—	602,916
Dividend reinvestment	248,803	2,487	3,793,741	—	—	—	3,796,228	—	3,796,228
Adjustment to investment in Investment Manager related to the MSC II Exchange Offer	—	—	(13,715,958)	—	—	—	(13,715,958)	—	(13,715,958)
Dividends to stockholders	—	—	—	(11,331,527)	(1,349,863)	—	(12,681,390)	—	(12,681,390)
Net increase resulting from operations	—	—	—	7,962,341	(1,405,225)	6,890,408	13,447,524	—	13,447,524
Noncontrolling interest	—	—	—	—	—	(408,895)	(408,895)	408,895	—

Balances at June 30, 2010	15,213,053	$152,130	$174,375,323	$8,791,262	$(18,677,108)	$21,151,217	$185,792,824	$3,646,105	$189,438,929

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations:	$18,338,106	$3,271,339
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized (appreciation) depreciation	(7,311,668)	1,569,674
Net realized (gain) loss from investments	1,405,225	(1,320,494)
Bargain purchase gain	(4,890,582)	—
Accretion of unearned income	(1,092,705)	(309,996)
Net payment-in-kind interest accrual	(429,153)	(291,475)
Share-based compensation expense	602,916	391,452
Amortization of deferred financing costs	195,868	202,054
Deferred taxes	(185)	743,676
Changes in other assets and liabilities:
Interest receivable and other assets	(1,204,605)	(527,092)
Interest payable	233,897	1,875
Accounts payable to investment manager	384,431	—
Accounts payable and other liabilities	431,922	(707,916)
Net cash provided by operating activities	6,663,467	3,023,097

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in portfolio companies	(85,049,545)	(6,613,657)
Investments in marketable securities and idle funds investments	(30,734,400)	(31,842,149)
Cash acquired in MSC II exchange offer	2,489,920	—
Proceeds from marketable securities and idle funds investments	19,546,235	20,517,609
Principal payments received on loans and debt securities	2,670,737	4,778,280
Proceeds from sale of equity securities and related notes	3,151,500	—
Net cash used in investing activities	(87,925,553)	(13,159,917)

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase program	—	(1,617,106)
Proceeds from public offering of common stock, net of offering costs	40,108,595	16,345,401
Dividends paid to stockholders	(6,983,532)	(5,842,991)
Net change in DRIP deposit	—	400,000
Proceeds from issuance of SBIC debentures	10,000,000	—
Proceeds from line of credit	30,650,000	—
Repayments on line of credit	(18,150,000)	—
Payment of deferred loan costs and SBIC debenture fees	(252,810)	(110,423)
Net cash provided by financing activities	55,372,253	9,174,881

Net decrease in cash and cash equivalents	(25,889,833)	(961,939)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,619,998	35,374,826
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,730,165	$34,412,887

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2010

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)
PPL RVs, Inc.	RV Aftermarket Consignment/Parts
18% Secured Debt (Maturity - June 10, 2015)		6,250,000	6,159,249	6,159,249
Member Units (Fully diluted 53.3%)			2,150,000	2,150,000
			8,309,249	8,309,249

Advantage Millwork Company, Inc.	Manufacturer/Distributor of Wood Doors
12% Secured Debt (Maturity - February 5, 2012)		7,666,667	4,770,657	3,000,000
Warrants (Fully diluted 30.5%)			97,808	—
			4,868,465	3,000,000

Café Brazil, LLC	Casual Restaurant Group
12% Secured Debt (Maturity - April 20, 2011)		2,350,000	2,342,702	2,350,597
Member Units (7) (Fully diluted 41.0%)			41,837	1,770,000
			2,384,539	4,120,597

California Healthcare Medical Billing, Inc.	Healthcare Billing and Records Management
12% Secured Debt (Maturity - October 17, 2013)		2,410,000	2,366,342	2,366,342
12% Current / 6% PIK Secured Debt (Maturity - October 17, 2013)		2,303,000	2,058,223	2,129,333
Common Stock (Fully diluted 9.8%)			1,176,667	1,460,000
Warrants (Fully diluted 19.6%)			1,093,333	3,410,333
			6,694,565	9,366,008

CBT Nuggets, LLC	Produces and Sells IT Certification Training Videos
14% Secured Debt (Maturity - December 31, 2013)		2,800,000	2,784,162	2,800,000
10% Secured Debt (Maturity - March 31, 2012)		1,175,000	1,175,000	1,175,000
Member Units (7) (Fully diluted 39.9%)			1,299,520	3,110,000
			5,258,682	7,085,000

Ceres Management, LLC (Lambs)	Aftermarket Automotive Services Chain
14% Secured Debt (Maturity - May 31, 2013)		4,000,000	3,958,653	3,958,653
Member Units (Fully diluted 70%)			1,813,333	1,970,000
Class B Member Units (15% cumulative compounding quarterly) (Non-voting)			922,076	922,076
9.5% Secured Debt (Lamb’s Real Estate Investment I, LLC) (Maturity - August 31, 2014)		1,125,000	1,125,000	1,125,000
Member Units (7) (Lamb’s Real Estate Investment I, LLC) (Fully diluted 100%)			625,000	625,000
			8,444,062	8,600,729

Condit Exhibits, LLC	Tradeshow Exhibits/Custom Displays
9% current / 9% PIK Secured Debt (Maturity - July 1, 2013)		4,452,182	4,404,678	4,404,678
Warrants (Fully diluted 46.9%)			320,000	50,000
			4,724,678	4,454,678

Currie Acquisitions, LLC
12% Secured Debt (Maturity - March 1, 2015)	Manufacturer of Electric Bicycles/Scooters	4,750,000	3,909,638	3,909,638
Warrants (Fully diluted 47.3%)			2,566,204	2,566,204
			6,475,842	6,475,842

Gulf Manufacturing, LLC	Industrial Metal Fabrication
8% Secured Debt (Maturity - August 31, 2014)		4,300,000	4,300,000	4,300,000
13% Secured Debt (Maturity - August 31, 2012)		2,000,000	1,956,075	1,995,238
9% PIK Secured Debt (Maturity - June 30, 2017)		1,420,784	1,420,784	1,420,784
Member Units (7) (Fully diluted 34.2%)			2,979,813	4,382,078
			10,656,672	12,098,100

Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
12% Secured Debt (Maturity - June 4, 2015)		6,000,000	5,199,216	5,199,216
Warrants (Fully diluted 35.2%)			717,640	717,640
Mandatorily Redeemable Preferred Stock			1,000,000	1,000,000
			6,916,856	6,916,856

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2010

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)
Hawthorne Customs & Dispatch Services, LLC	Transportation/ Logistics
Member Units (7) (Fully diluted 59.2%)			692,500	990,000
Member Units (Wallisville Real Estate, LLC) (7) (Fully diluted 59.2%)			1,214,784	1,214,784
			1,907,284	2,204,784

Hydratec Holdings, LLC	Agricultural Services
12.5% Secured Debt (Maturity - October 31, 2012)		2,995,244	2,963,459	2,963,459
Prime plus 1% Secured Debt (Maturity - October 31, 2012)		350,000	339,667	339,667
Member Units (Fully diluted 85.1%)			4,100,000	6,190,000
			7,403,126	9,493,126

Indianapolis Aviation Partners, LLC	FBO / Aviation Support Services
12% Secured Debt (Maturity - September 15, 2014)		4,500,000	4,104,892	4,350,000
Warrants (Fully diluted 30.2%)			1,129,286	1,480,286
			5,234,178	5,830,286

Jensen Jewelers of Idaho, LLC	Retail Jewelry
Prime Plus 2% Secured Debt (Maturity - November 14, 2011)		2,610,000	2,603,599	2,610,000
13% current / 6% PIK Secured Debt (Maturity - November 14, 2011)		2,694,896	2,685,700	2,694,896
Member Units (7) (Fully diluted 60.8%)			811,000	1,010,000
			6,100,299	6,314,896

Mid-Columbia Lumber Products, LLC	Specialized Lumber Products
Prime Plus 1% Secured Debt (Maturity - October 1, 2010)		375,000	373,333	373,333
12% Secured Debt (Maturity - December 18, 2011)		3,900,000	3,757,475	3,798,418
Member Units (Fully diluted 26.7%)			500,000	610,000
Warrants (Fully diluted 25.5%)			250,000	580,000
9.5% Secured Debt (Mid - Columbia Real Estate, LLC) (Maturity - May 13, 2025)		1,130,000	1,130,000	1,130,000
Member Units (Mid - Columbia Real Estate, LLC) (Fully diluted 50.0%)			250,000	250,000
			6,260,808	6,741,751

NAPCO Precast, LLC	Precast Concrete Manufacturing
18% Secured Debt (Maturity - February 1, 2013)		5,923,077	5,848,516	5,923,077
Prime Plus 2% Secured Debt (Maturity - February 1, 2013) (8)		3,384,615	3,365,193	3,384,615
Member Units (7) (Fully diluted 35.3%)			2,020,000	4,740,000
			11,233,709	14,047,692

NTS Holdings, Inc.	Trench & Traffic Safety Equipment
12% Secured Debt (Maturity - April 30, 2015)		6,000,000	5,960,861	5,960,861
Member Units (7) (Fully diluted 72.3%)			1,688,451	144,641
Preferred stock (7) (12% cumulative, compounded quarterly)			10,046,571	10,046,571
			17,695,883	16,152,073

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
12% Secured Debt (Maturity - April 1, 2013)		10,370,000	10,305,433	10,305,433
Common Stock (Fully diluted 48%)			1,080,000	270,000
			11,385,433	10,575,433

The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
9% Secured Debt (Maturity — October 2, 2013)		200,000	198,701	198,701
12% Secured Debt (Maturity — October 2, 2013)		5,000,000	4,809,686	4,809,686
Warrants (Fully diluted 47.1%)			895,943	400,000
			5,904,330	5,408,387

Thermal & Mechanical Equipment, LLC	Heat Exchange / Filtration Products and Services
13% current / 5% PIK Secured Debt (Maturity - September 25, 2014)		5,575,220	5,494,570	5,575,220
Prime plus 2% Secured Debt (Maturity - September 25, 2014) (8)		1,750,000	1,737,968	1,737,968
Warrants (Fully diluted 50.0%)			1,000,000	1,890,000
			8,232,538	9,203,188

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2010

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)
Uvalco Supply, LLC	Farm and Ranch Supply
Member Units (Fully diluted 39.6%) (7)			1,113,243	1,150,000

Vision Interests, Inc.	Manufacturer/Installer of Commercial Signage
2.6% current /10.4% PIK Secured Debt (Maturity - June 6, 2016)		9,400,000	8,424,811	8,022,651
2.6% current /10.4% PIK Secured Debt (Maturity - June 5, 2012)		560,000	538,630	538,630
Common Stock (Fully diluted 22.3%)			372,000	—
Warrants (Fully diluted 38.2%)			160,010	—
			9,495,451	8,561,281

Ziegler’s NYPD, LLC	Casual Restaurant Group
Prime plus 2% Secured Debt (Maturity - October 1, 2013) (8)		1,000,000	992,990	992,990
13% current / 5% PIK Secured Debt (Maturity - October 1, 2013)		4,680,906	4,624,548	4,624,548
Warrants (Fully diluted 47.6%)			600,000	670,000
			6,217,538	6,287,538

Subtotal Control Investments			162,917,430	172,397,494

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2010

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Affiliate Investments (4)

American Sensor Technologies, Inc.	Manufacturer of Commercial/Industrial Sensors
9% current / 2% PIK Secured Debt (Maturity - May 31, 2012)		3,606,322	3,571,609	3,571,609
Warrants (Fully diluted 19.6%)			49,990	1,010,000
			3,621,599	4,581,609

Audio Messaging Solutions, LLC	Audio Messaging Services
12% Secured Debt (Maturity - May 8, 2014)		5,516,000	5,153,823	5,264,000
Warrants (Fully diluted 8.4%)			468,373	1,120,000
			5,622,196	6,384,000

Compact Power Equipment Centers, LLC	Light to Medium Duty Equipment Rental
12% Secured Debt (Maturity - September 23, 2014)		3,000,000	2,964,615	2,964,615
Member Units (Fully diluted 11.5%)			1,147	1,147
			2,965,762	2,965,762

DrillingInfo, Inc.	Information Services for the Oil and Gas Industry
12% Secured Debt (Maturity - November 20, 2014)		8,000,000	6,729,411	7,770,000
Member Units (Fully diluted 2.1%)			1,085,325	1,230,325
Warrants (Fully diluted 5.0%)			1,250,000	2,930,000
			9,064,736	11,930,325

East Teak Fine Hardwoods, Inc.	Hardwood Products
Common Stock (Fully diluted 5.0%)			480,318	500,000

Houston Plating & Coatings, LLC	Plating & Industrial Coating Services
Prime plus 2% Secured Debt (Maturity - July 18, 2013)		300,000	300,000	300,000
Member Units (7) (Fully diluted 11.1%)			335,000	2,835,000
			635,000	3,135,000

KBK Industries, LLC	Specialty Manufacturer of Oilfield and Industrial Products
14% Secured Debt (Maturity - January 23, 2011)		5,250,000	5,186,647	5,186,647
10% Secured Debt (Maturity - March 31, 2011)		764,940	764,940	764,940
Member Units (7) (Fully diluted 19.3%)			340,833	1,340,333
			6,292,420	7,291,920

Laurus Healthcare, LP	Healthcare Facilities / Services
13% Secured Debt (Maturity - May 7, 2012)		3,325,000	3,325,000	3,325,000
Warrants (Fully diluted 14.1%)			79,505	3,350,000
			3,404,505	6,675,000

Lighting Unlimited, LLC	Commercial and Residential Lighting Products and Design Services
Prime Plus 1% Secured Debt (Maturity - August 22, 2012) (8)		1,083,331	1,078,334	1,078,334
12% current / 2% PIK Secured Debt (Maturity - August 22, 2012)		1,751,136	1,704,973	1,704,973
Warrants (Fully diluted 17.0%)			54,000	54,000
			2,837,307	2,837,307

Merrick Systems, Inc.	Software and Information Technology
13% Secured Debt (Maturity - May 6, 2015)		3,000,000	2,506,500	2,506,500
Warrants (Fully diluted 6.5%)			450,000	450,000
			2,956,500	2,956,500

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2010

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Affiliate Investments (4)
Olympus Building Services, Inc.	Custodial/Facilities Services
12% Secured Debt (Maturity - March 27, 2014)		3,150,000	2,961,161	3,050,000
12% Current / 3% PIK Secured Debt (Maturity - March 27, 2014)		1,444,495	1,444,495	1,444,495
Warrants (Fully diluted 22.5%)			470,000	930,000
			4,875,656	5,424,495

Schneider Sales Management, LLC	Sales Consulting and Training
13% Secured Debt (Maturity - October 15, 2013)		3,333,323	3,244,295	2,720,000
Warrants (Fully diluted 13.3%)			45,000	—
			3,289,295	2,720,000

Walden Smokey Point, Inc.	Specialty Transportation/Logistics
14% current / 4% PIK Secured Debt (Maturity - December 30, 2013)		8,492,765	8,366,355	8,366,355
Common Stock (Fully diluted 12.6%)			1,426,667	2,430,000
			9,793,022	10,796,355

WorldCall, Inc.	Telecommunication/Information Services
13% Secured Debt (Maturity - April 22, 2011)		646,225	646,225	646,225
Common Stock (Fully diluted 9.9%)			296,631	—
			942,856	646,225

Subtotal Affiliate Investments			56,781,172	68,844,498

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2010

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Non-Control/Non-Affiliate Investments(5):

Brand Connections, LLC	Venue-Based Marketing and Media
14% Secured Debt (Maturity - April 30, 2015)		7,500,000	7,321,441	7,321,441

Hayden Acquisition, LLC	Manufacturer of Utility Structures
8% Secured Debt (Maturity - August 9, 2010)		1,800,000	1,781,303	300,000

Support Systems Homes, Inc.	Manages Substance Abuse Treatment Centers
15% Secured Debt
(Maturity - August 21, 2018)		576,600	576,600	576,600

Technical Innovations, LLC	Manufacturer of Specialty Cutting Tools and Punches
13.5% Secured Debt (Maturity - January 16, 2015)		3,250,000	3,212,977	3,250,000

Apria Healthcare Group Inc. (9)	Healthcare Services
11.25% Secured Debt (Maturity - November 1, 2014)		12,000,000	12,621,023	12,740,240

Fairway Group Acquisition (9)	Retail Grocery
LIBOR plus 9.5% Secured Debt (Maturity - October 1, 2014) (8)		4,975,000	4,858,518	4,975,000

Rentech, Inc. (9)	Manufacturer of Fertilizer
LIBOR plus 10% Secured Debt (Maturity - July 29, 2014) (8)		4,787,029	4,656,888	4,656,888

Managed Healthcare (9)	Healthcare Products
LIBOR plus 3.25% Secured Debt (Maturity - August 31, 2014)		1,987,606	1,499,195	1,659,651

Shearer’s Foods, Inc. (9)	Manufacturer of Food / Snacks
LIBOR plus 9% / 3% PIK Secured Debt (Maturity - March 21, 2016) (8)		4,000,000	3,932,765	3,932,765

Alon Refining Krots (9)	Petroleum Products/Refining
13.5% Secured Debt (Maturity - October 15, 2014)		4,000,000	3,813,452	3,813,452

Full Spectrum Holdings LLC (9)	Professional Services
LIBOR Plus 6.0% Secured Debt (Maturity - December 12, 2012) (8)		1,980,074	1,508,237	1,508,237
Warrants (Fully diluted 0.28%)			412,523	412,523
			1,920,760	1,920,760

Standard Steel, LLC (9)	Manufacturer of Steel Wheels and Axles
12.0% Secured Debt (Maturity - April 30, 2015)		3,000,000	2,894,693	2,894,693

Hoffmaster Group, Inc. (9)	Manufacturer of Specialty Tabletop Products
LIBOR Plus 9.00% Secured Debt (Maturity - June 3, 2017) (8)		5,000,000	4,875,866	4,875,866
LIBOR Plus 4.25% Secured Debt (Maturity - June 13, 2016) (8)		1,528,846	1,468,349	1,468,349
			6,344,215	6,344,215

The Tennis Channel, Inc. (9)	Television-Based Sports Broadcasting
LIBOR plus 6% / 4% PIK Secured Debt (Maturity-January 1, 2013) (8)		10,014,444	9,590,738	9,590,738
Warrants (Fully diluted 0.11%)			235,487	235,487
			9,826,225	9,826,225

Subtotal Non-Control/Non-Affiliate Investments			65,260,055	64,211,930

Main Street Capital Partners, LLC (Investment Manager)	Asset Management
100% of Membership Interests			4,284,042	2,034,684

Total Portfolio Investments, June 30, 2010			289,242,699	307,488,606

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2010

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Marketable Securities and Idle Funds Investments	Investments in Secured and Rated Debt Investments, Certificates of Deposit, and Diversified Bond Funds
Western Refining Inc.
LIBOR plus 7.5% Secured Debt (Maturity - August 1, 2014) (8)		1,757,629	1,700,121	1,700,121
Booz Allen Hamilton Inc.
13% Debt (Maturity - July 5, 2016) (8)		4,250,000	4,422,531	4,356,250
Terex Corporation
7.4% Bond (Maturity - January 15, 2014)		2,000,000	2,034,046	2,034,046
Rite Aid Corporation
7.5% Bond (Maturity - March 1, 2017)		2,000,000	1,882,660	1,775,160
Frontier Communications Corporation
6.6% Bond (Maturity - March 15, 2015)		2,000,000	1,988,308	1,930,808
Other Marketable Securities and Idle Funds Investments (10)		3,338,000	3,103,843	3,103,843

Total Marketable Securities and Idle Funds Investments, June 30, 2010			15,131,509	14,900,228

Total Investments, June 30, 2010			$304,374,208	$322,388,834

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

(7) Income producing through dividends or distributions.

(8) Subject to contractual minimum interest rates.

(9) Private placement portfolio investment.

(10) Consists of various registered securities.

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2009

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)

Café Brazil, LLC	Casual Restaurant Group
12% Secured Debt (Maturity - April 20, 2011)		$2,500,000	$2,487,947	$2,500,000
Member Units (7) (Fully diluted 42.3%)			41,837	1,520,000
			2,529,784	4,020,000

CBT Nuggets, LLC	Produces and Sells IT Certification Training Videos
14% Secured Debt (Maturity - December 31, 2013)		1,680,000	1,656,400	1,680,000
10% Secured Debt (Maturity - March 31, 2012)		915,000	915,000	915,000
Member Units (7) (Fully diluted 24.5%)			299,520	1,500,000
			2,870,920	4,095,000

Ceres Management, LLC (Lambs)	Aftermarket Automotive Services Chain
14% Secured Debt (Maturity - May 31, 2013)		2,400,000	2,377,388	2,377,388
Member Units (Fully diluted 42.0%)			1,200,000	920,000
Class B Member Units (Non-voting)			218,395	218,395
9.5% Secured Debt (Lamb’s Real Estate Investment I, LLC) (Maturity - August 31, 2014)		537,500	537,500	537,500
Member Units (7) (Lamb’s Real Estate Investment I, LLC) (Fully diluted 50%)			512,500	512,500
			4,845,783	4,565,783

Condit Exhibits, LLC	Tradeshow Exhibits/ Custom Displays
13% current / 5% PIK Secured Debt (Maturity - July 1, 2013)		2,651,514	2,622,107	2,622,107
Warrants (Fully diluted 28.1%)			300,000	30,000
			2,922,107	2,652,107

Gulf Manufacturing, LLC	Industrial Metal Fabrication
Prime plus 1% Secured Debt (Maturity - August 31, 2012)		1,200,000	1,193,135	1,200,000
13% Secured Debt (Maturity - August 31, 2012)		1,000,000	937,602	998,095
Member Units (7) (Fully diluted 18.4%)			472,000	2,360,000
Warrants (Fully diluted 8.4%)			160,000	1,080,000
			2,762,737	5,638,095

Hawthorne Customs & Dispatch Services, LLC	Transportation/Logistics
Member Units (7) (Fully diluted 44.4%)			412,500	840,000
Member Units (Wallisville Real Estate, LLC) (7) (Fully diluted 44.4%)			911,085	911,085
			1,323,585	1,751,085

Hydratec Holdings, LLC	Agricultural Services
12.5% Secured Debt (Maturity - October 31, 2012)		2,995,244	2,956,635	2,956,635
Prime plus 1% Secured Debt (Maturity - October 31, 2012)		350,000	338,667	338,667
Member Units (Fully diluted 85.1%)			4,100,000	6,620,000
			7,395,302	9,915,302

Jensen Jewelers of Idaho, LLC	Retail Jewelry
Prime Plus 2% Secured Debt (Maturity - November 14, 2011)		1,044,000	1,035,321	1,044,000
13% current / 6% PIK Secured Debt (Maturity - November 14, 2011)		1,067,437	1,055,154	1,067,437
Member Units (7) (Fully diluted 24.3%)			376,000	290,000
			2,466,475	2,401,437

NAPCO Precast, LLC	Precast Concrete Manufacturing
18% Secured Debt (Maturity - February 1, 2013)		5,923,077	5,837,759	5,923,077
Prime Plus 2% Secured Debt (Maturity - February 1, 2013) (8)		3,384,615	3,361,940	3,384,615
Member Units (7) (Fully diluted 35.3%)			2,020,000	5,220,000
			11,219,699	14,527,692

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2009

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
12% Secured Debt (Maturity - April 1, 2013)		6,342,000	6,298,395	6,298,395
Common Stock (Fully diluted 28.8%)			900,000	270,000
			7,198,395	6,568,395

Quest Design & Production, LLC	Design and Fabrication of Custom Display Systems
Prime plus 2% Secured Debt (Maturity - June 30, 2014)		60,000	60,000	—
10% Secured Debt (Maturity - June 30, 2014)		600,000	465,060	200,000
0% Secured Debt (Maturity - June 30, 2014)		2,060,000	2,060,000	—
Warrants (Fully diluted 40.0%)			1,595,858	—
Warrants (Fully diluted 20.0%)			40,000	—
			4,220,918	200,000

Thermal & Mechanical Equipment, LLC	Heat Exchange / Filtration Products and Services
13% current / 5% PIK Secured Debt (Maturity - September 25, 2014)		3,345,132	3,301,405	3,301,405
Prime plus 2% Secured Debt (Maturity - September 25, 2014) (8)		1,050,000	1,043,471	1,043,471
Warrants (Fully diluted 30.0%)			600,000	600,000
			4,944,876	4,944,876

Uvalco Supply, LLC	Farm and Ranch Supply
Member Units (Fully diluted 39.6%) (7)			1,113,243	1,390,000

Ziegler’s NYPD, LLC	Casual Restaurant Group
Prime plus 2% Secured Debt (Maturity - October 1, 2013) (8)		600,000	595,252	595,252
13% current / 5% PIK Secured Debt (Maturity - October 1, 2013)		2,808,544	2,775,643	2,775,643
Warrants (Fully diluted 28.6%)			360,000	360,000
			3,730,895	3,730,895

Subtotal Control Investments			59,544,719	66,400,667

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2009

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Affiliate Investments (4)

Advantage Millwork Company, Inc.	Manufacturer/Distributor of Wood Doors
12% Secured Debt (Maturity - February 5, 2012)		3,066,667	2,970,656	1,200,000
Warrants (Fully diluted 12.2%)			97,808	—
			3,068,464	1,200,000

American Sensor Technologies, Inc.	Manufacturer of Commercial/Industrial Sensors
Prime plus 0.5% Secured Debt (Maturity - May 31, 2010) (8)		3,800,000	3,800,000	3,800,000
Warrants (Fully diluted 19.6%)			49,990	820,000
			3,849,990	4,620,000

California Healthcare Medical Billing, Inc.	Healthcare Billing and Records Management
12% Secured Debt (Maturity - October 17, 2013)		1,410,000	1,182,803	1,275,400
12% Current / 6% PIK Secured Debt (Maturity - October 17, 2013)		858,794	842,583	842,583
Common Stock (Fully diluted 6.0%)			390,000	1,180,000
Warrants (Fully diluted 12.0%)			240,000	1,280,000
			2,655,386	4,577,983

Compact Power Equipment Centers, LLC	Light to Medium Duty Equipment Rental
12% Secured Debt (Maturity - September 23, 2014)		1,800,000	1,778,702	1,778,702
Member Units (Fully diluted 6.9%)			688	688
			1,779,390	1,779,390

Houston Plating & Coatings, LLC	Plating & Industrial Coating Services
Prime plus 2% Secured Debt (Maturity - July 19, 2011)		100,000	100,000	100,000
Prime plus 2% Secured Debt (Maturity - July 18, 2013)		200,000	200,000	200,000
Member Units (7) (Fully diluted 11.1%)			335,000	3,565,000
			635,000	3,865,000

Indianapolis Aviation Partners, LLC	FBO / Aviation Support Services
12% Secured Debt (Maturity - September 15, 2014)		2,700,000	2,444,759	2,444,759
Warrants (Fully diluted 9.1%)			450,000	450,000
Warrants (Fully diluted 9.0%)			227,571	227,571
			3,122,330	3,122,330

KBK Industries, LLC	Specialty Manufacturer of Oilfield and Industrial Products
14% Secured Debt (Maturity - January 23, 2011)		3,937,500	3,853,825	3,853,825
8% Secured Debt (Maturity - March 1, 2010)		93,750	93,750	93,750
8% Secured Debt (Maturity - March 31, 2010)		450,000	450,000	450,000
Member Units (7) (Fully diluted 14.5%)			187,500	460,000
			4,585,075	4,857,575

Laurus Healthcare, LP	Healthcare Facilities / Services
13% Secured Debt (Maturity - May 7, 2012)		2,275,000	2,275,000	2,275,000
Warrants (Fully diluted 17.5%)			105,000	4,400,000
			2,380,000	6,675,000

National Trench Safety, LLC	Trench & Traffic Safety Equipment
10% PIK Debt (Maturity - April 16, 2014)		447,203	447,203	447,203
Member Units (Fully diluted 11.7%)			1,792,308	700,000
			2,239,511	1,147,203

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2009

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Affiliate Investments (4)

Olympus Building Services, Inc.	Custodial/Facilities Services
12% Secured Debt (Maturity - March 27, 2014)		1,890,000	1,726,931	1,830,000
12% Current / 3% PIK Secured Debt (Maturity - March 27, 2014)		342,782	342,782	342,782
Warrants (Fully diluted 13.5%)			150,000	480,000
			2,219,713	2,652,782

Pulse Systems, LLC	Manufacturer of Components for Medical Devices
Warrants (Fully diluted 7.4%)			132,856	340,000

Schneider Sales Management, LLC	Sales Consulting and Training
13% Secured Debt (Maturity - October 15, 2013)		1,980,000	1,927,700	1,927,700
Warrants (Fully diluted 12.0%)			45,000	—
			1,972,700	1,927,700

Vision Interests, Inc.	Manufacturer/ Installer of Commercial Signage
13% Secured Debt (Maturity - June 5, 2012)		3,760,000	3,622,160	3,220,000
Common Stock (Fully diluted 8.9%)			372,000	—
Warrants (Fully diluted 11.2%)			160,000	—
			4,154,160	3,220,000

Walden Smokey Point, Inc.	Specialty Transportation/Logistics
14% current / 4% PIK Secured Debt (Maturity - December 30, 2013)		4,995,200	4,915,014	4,915,014
Common Stock (Fully diluted 7.6%)			600,000	1,240,000
			5,515,014	6,155,014

WorldCall, Inc.	Telecommunication/Information Services
13% Secured Debt (Maturity - April 22, 2011)		646,225	646,225	646,225
Common Stock (Fully diluted 9.9%)			296,631	100,000
			942,856	746,225

Subtotal Affiliate Investments			39,252,445	46,886,202

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2009

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Non-Control/Non-Affiliate Investments(5):

Audio Messaging Solutions, LLC	Audio Messaging Services
12% Secured Debt (Maturity - May 8, 2014)		3,376,800	3,144,392	3,144,392
Warrants (Fully diluted 5.0%)			215,040	380,000
			3,359,432	3,524,392

DrillingInfo, Inc.	Information Services for the Oil and Gas Industry
12% Secured Debt (Maturity - November 19, 2014)		4,800,000	3,986,221	3,986,221
Warrants (Fully diluted 3.0%)			750,000	750,000
			4,736,221	4,736,221

East Teak Fine Hardwoods, Inc.	Hardwood Products
Common Stock (Fully diluted 3.3%)			178,780	560,000

Hayden Acquisition, LLC	Manufacturer of Utility Structures
8% Secured Debt (Maturity - August 9, 2010)		1,800,000	1,781,303	300,000

Support Systems Homes, Inc.	Manages Substance Abuse Treatment Centers
15% Secured Debt (Maturity - August 21, 2018)		226,461	226,461	226,461

Technical Innovations, LLC	Manufacturer of Specialty Cutting Tools and Punches
13.5% Secured Debt (Maturity - January 16, 2015)		3,250,000	3,210,176	3,251,280

Apria Healthcare Group Inc. (9)	Healthcare Services
11.25% Senior Secured Notes (Maturity - November 1, 2014)		7,200,000	7,335,318	7,956,000

Alon Refining Krots (9)	Petroleum Refiner
13.5% Secured Debt (Maturity - October 15, 2014)		2,400,000	2,911,128	2,911,128

Fairway Group Acquisition (9)	Retail Grocery Store
LIBOR plus 9.5% Secured Debt (Maturity - October 1, 2014) (8)		3,000,000	2,280,805	2,280,805

Managed Healthcare (9)	Healthcare Products
LIBOR plus 3.25% Secured Debt (Maturity - August 31, 2014)		2,000,000	1,463,202	1,670,000

Subtotal Non-Control/Non-Affiliate Investments			27,482,826	27,416,287

Main Street Capital Partners, LLC (Investment Manager)	Asset Management
100% of Membership Interests			18,000,000	16,036,838

Total Portfolio Investments, December 31, 2009			144,279,990	156,739,994

Marketable Securities and Idle Funds Investments	Investments in Secured and Rated Debt Investments, Certificates of Deposit, and Diversified Bond Funds
Western Refining Inc.
LIBOR plus 5% Secured Term Loan (Maturity - May 30, 2014) (8)		1,773,878	1,727,770	1,727,770
Pharmanet Development Group, Inc.
LIBOR plus 7% Secured Term Loan (Maturity - May 29, 2014) (8)		987,500	686,534	686,534
Other Marketable Securities and Idle Funds Investments (10)		339,000	838,650	838,650

Total Marketable Securities and Idle Funds Investments, December 31, 2009			3,252,954	3,252,954

Total Investments, December 31, 2009			$147,532,944	$159,992,948

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

(9) Private placement portfolio investment.

(10) Consists of various registered securities.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — ORGANIZATION AND BASIS OF PRESENTATION

1.                                      Organization

Main Street Capital Corporation (“MSCC”) was formed on March 9, 2007 for the purpose of (i) acquiring 100% of the equity interests of Main Street Mezzanine Fund, LP (“MSMF”) and its general partner, Main Street Mezzanine Management, LLC (“MSMF GP”), (ii) acquiring 100% of the equity interests of Main Street Capital Partners, LLC (the “Investment Manager”), (iii) raising capital in an initial public offering, which was completed in October 2007 (the “IPO”), and (iv) thereafter operating as an internally managed business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). MSMF is licensed as a Small Business Investment Company (“SBIC”) by the United States Small Business Administration (“SBA”) and the Investment Manager acts as MSMF’s manager and investment adviser. Because the Investment Manager, which employs all of the executive officers and other employees of MSCC, is wholly owned by MSCC, MSCC does not pay any external investment advisory fees but instead incurs the net operating costs associated with employing investment and portfolio management professionals through the Investment Manager. The IPO and related transactions discussed above were consummated in October 2007 and are collectively termed the “Formation Transactions.”

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

MSCC has direct or indirect subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”).  The primary purpose of these entities is to hold certain investments that generate “pass through” income for tax purposes.  The Taxable Subsidiaries are each taxed at their normal corporate tax rates based on their taxable income.

Unless otherwise noted or the context otherwise indicates, the terms “we,” “us,” “our” and “Main Street” refer to MSCC and its subsidiaries, including MSMF, MSC II, and the Taxable Subsidiaries.

2.                                      Basis of Presentation

Main Street’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). For the three and six months ended June 30, 2010 and 2009, the consolidated financial statements of Main Street include the accounts of MSCC, MSMF, and the Taxable Subsidiaries.  The three and six months ended June 30, 2010 also include the accounts of MSC II and related entities.  To allow for more relevant disclosure of Main Street’s “core” investment portfolio, “core” portfolio investments, as used herein, refers to all of Main Street’s portfolio investments in lower middle market companies, excluding the Investment Manager, private placement portfolio investments, and all “Marketable securities and idle funds investments.”  Private placement portfolio investments include investments made through direct or secondary purchases of interest-bearing securities in companies that are generally larger in size than the lower middle market companies included in Main Street’s core portfolio.  The Investment Manager is accounted for as a portfolio investment (see Note D).  “Marketable securities and idle funds investments” are classified as financial instruments and are reported separately on Main Street’s Consolidated Balance Sheets and Consolidated Schedule of Investments due to the nature of such investments (See Note B.9). Main Street’s results of operations and cash flows for the three and six months ended June 30, 2010 and 2009, and financial position as of June 30, 2010 and December 31, 2009, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current financial statement presentation, including the reclassification of private placement portfolio investments which were formerly classified as “Marketable securities and idle funds investments” and are now classified as portfolio investments in the “Non-Control/Non-Affiliate investments” category due to Main Street’s current intent to hold such investments until their maturity and the fact that their terms adhere more to Main Street’s portfolio investment strategy.

The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of

Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2009. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the Audit and Accounting Guide for Investment Companies issued by the American Institute of Certified Public Accountants (the “AICPA Guide”), Main Street is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company. An exception to this general principle in the AICPA Guide occurs if Main Street owns a controlled operating company that provides all or substantially all of its services directly to Main Street or to an investment company of Main Street. None of the investments made by Main Street qualify for this exception. Therefore, Main Street’s portfolio investments are carried on the balance sheet at fair value, as discussed further in Note B, with any adjustments to fair value recognized as “Net Change in Unrealized Appreciation (Depreciation) from Investments” on the Statement of Operations until the investment is exited, resulting in any gain or loss on exit being recognized as a “Net Realized Gain (Loss) from Investments.”

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

For valuation purposes, non-control core portfolio investments are composed of debt and equity securities for which Main Street does not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company’s board of directors.  Market quotations for investments are generally not readily available. For non-control core portfolio investments, Main Street uses a combination of market and income approaches to value its equity investments and the income approach to value its debt instruments. For non-control debt investments, Main Street determines the fair value primarily using a yield approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Main Street’s estimate of the expected repayment date of a debt security is generally the legal maturity date of the instrument, as Main Street generally intends to hold its loans to maturity. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. Main Street will use the value determined by the yield analysis as the fair value for that security; however, because of Main Street’s general intent to hold its loans to maturity, the fair value will not exceed the face amount of the debt security. A change in the assumptions that Main Street uses to estimate the fair value of its debt securities using the yield analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or a debt security is in workout status, Main Street may consider other factors in determining the fair value of a debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis.

Main Street uses a standard internal portfolio investment rating system in connection with its investment oversight, portfolio management/analysis and investment valuation procedures. This system takes into account both quantitative and qualitative factors of the portfolio company and the investments held.

Pursuant to its internal valuation process, Main Street performs valuation procedures on each core portfolio company once a quarter. In addition to its internal valuation process, in arriving at estimates of fair value for portfolio companies, Main Street, among other things, consults with a nationally recognized independent advisor. The nationally recognized independent advisor is generally consulted relative to each core portfolio investment at least once in every calendar year, and for new core portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent advisor on one or more portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a core portfolio company is determined to be insignificant relative to the total investment portfolio. Main Street consulted with its independent advisor in arriving at Main Street’s determination of fair value on a total of 18 core portfolio companies for the six months ended June 30, 2010, representing approximately 38% of the total core portfolio investments at fair value as of June 30, 2010. Main Street consulted with its advisor relative to Main Street’s determination of fair value on 8 and 10 portfolio investments for the quarters ended March 31, 2010 and June 30, 2010, respectively.  The Board of Directors of Main Street has the final responsibility for reviewing and approving, in good faith, Main Street’s estimate of the fair value for the investments consistent with the 1940 Act requirements.

Main Street’s private placement portfolio investments primarily consist of direct or secondary purchases of interest-bearing securities in companies that are generally larger in size than the lower middle market companies included in Main Street’s core portfolio.  For valuation purposes, all of Main Street’s private placement portfolio investments are non-control investments and are composed of debt securities for which Main Street does not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company’s board of directors.  Main Street primarily uses observable inputs to determine the fair value of these investments through obtaining third party quotes or other independent pricing.  As of June 30, 2010, Main Street had privately placed portfolio investments in 10 companies collectively totaling approximately $52.8 million in fair value with a total cost basis of approximately $52.4 million.  The median revenues for the 10 privately placed portfolio company investments was approximately $239 million.  All of Main Street’s total privately placed portfolio investments at cost were in the form of secured debt investments and 83% of such debt investments at cost were secured by first priority liens on portfolio company assets.  The weighted average effective yield on Main Street’s privately placed portfolio debt investments was approximately 13.5% as of June 30, 2010.

Due to the inherent uncertainty in the valuation process, Main Street’s estimate of fair value may differ materially from the values that would have been used had a ready market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. Main Street estimates the fair value of each individual investment and records changes in fair value as unrealized appreciation or depreciation.

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

While not significant to its total portfolio, Main Street holds debt and preferred equity instruments in its investment portfolio that contain payment-in-kind (“PIK”) interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment.  The actual collection of dividends in arrears may be deferred until such time as the preferred equity is redeemed.  To maintain regulated investment company (“RIC”) tax treatment (as discussed below), these non-cash sources of income will need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash.

As of June 30, 2010, Main Street had three investments on non-accrual status, which comprised approximately 3.7% of the total investment portfolio at fair value. At December 31, 2009, Main Street had three investments on non-accrual status, which comprised approximately 1.1% of the investment portfolio at fair value.

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

9.                                      Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Main Street believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, marketable securities, receivables, accounts payable and accrued liabilities approximate the fair values of such items. Marketable securities and idle funds investments generally include investments in certificates of deposit, U.S. government agency securities, intermediate-term secured debt, independently rated debt investments, and diversified bond funds. The fair value determination for these investments under the provisions of ASC 820 primarily consists of Level 2 observable inputs.

The SBIC debentures remain a strategic advantage due to their flexible structure, long-term duration, and low fixed interest rates. As part of the Exchange Offer Transactions, Main Street elected the fair value option under ASC 825, Financial Instruments (“ASC 825”) relating to accounting for debt obligations at their fair value, for those SBIC debentures acquired (the “Acquired Debentures”).  The fair value option was elected for the Acquired Debentures as part of the acquisition accounting related to the Exchange Offer.  In order to provide for a more consistent basis of presentation, Main Street has elected and will continue to elect the fair value option for SBIC debentures issued subsequent to the Exchange Offer.

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

As a result of the Exchange Offer Transactions, the net earnings attributable to the remaining externally owned noncontrolling interest in MSC II are excluded from all per share amounts presented and the per share amounts only reflect the net earnings attributable to Main Street’s ownership interest in MSC II.

11.                               Recently Issued Accounting Standards

In June 2009, FASB issued ASC 810, Amendments to FASB Interpretation No. 46(R) (“ASC 810”), which amends the guidance in FASB Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities.  It requires reporting entities to evaluate former qualifying special-purpose entities (“QSPEs”) for consolidation, changes the approach to determining the primary beneficiary of a variable interest entity (a “VIE”) from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. ASC 810 requires additional year-end and interim disclosures for public and non-public companies. ASC 810 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009 and for subsequent interim and annual reporting periods.  Main Street adopted ASC 810 on January 1, 2010.  The FASB agreed at its January 27, 2010 meeting to issue an Accounting Standards Update (“ASU”) to finalize its proposal to indefinitely defer ASC 810 for reporting enterprises’ interests in entities that either have all of the characteristics of investment companies or for which it is industry practice to apply measurement principles for financial reporting purposes consistent with those that apply to investment companies. The provisions of ASC 810 will not have any impact on Main Street’s financial condition or results of operations.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures About Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 adds new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation, inputs and valuation techniques. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. Adoption of ASU 2010-06 is not expected to have a significant impact on Main Street’s financial condition and results of operations.

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

NOTE C — FAIR VALUE HIERARCHY FOR INVESTMENTS AND SBIC DEBENTURES AT FAIR VALUE

In connection with valuing investments, Main Street adopted the provisions of ASC 820 in the first quarter of 2008. ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. Main Street accounts for its investments at fair value.

Fair Value Hierarchy

In accordance with ASC 820, Main Street has categorized its investments based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical investments (Level 1) and the lowest priority to unobservable inputs (Level 3).

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

As of June 30, 2010 and December 31, 2009, all of Main Street’s private placement portfolio investments, marketable securities and idle funds investments consisted primarily of investments in secured debt investments, independently rated debt investments, certificates of deposit, and diversified bond funds. The fair value determination for these investments primarily consisted of observable inputs in non-active markets. As a result, all of Main Street’s private placement portfolio investments, marketable securities and idle funds investments were categorized as Level 2 as of June 30, 2010 and December 31, 2009.

As of June 30, 2010 and December 31, 2009, all of Main Street’s core portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s core portfolio investments were categorized as Level 3. The fair value determination of each portfolio investment required one or more of the following unobservable inputs:

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

•                  Contractual rights, obligations or restrictions associated with the investment; and

•                  Other factors deemed relevant.

The following table provides a summary of changes in fair value of Main Street’s Level 3 portfolio investments for the six months ended June 30, 2010:

						Net	Net
			Accretion of	Redemptions/		Changes from	Unrealized
Type of	December 31, 2009	MSC II	Unearned	Repayments/	New	Unrealized	Appreciation	June 30, 2010
Investment	Fair Value	Exchange Offer	Income	Exits (1)	Investments (1)	to Realized	(Depreciation)	Fair Value
Debt	$84,309,980	$56,143,458	$554,872	$(5,255,097)	$39,707,456	$2,252,191	$1,026,753	$178,739,613
Equity	30,377,672	9,066,290	—	(1,280,685)	15,347,122	(485,735)	(682,707)	52,341,957
Equity warrants	11,197,571	5,864,324	—	(3,580,209)	3,733,854	(425,791)	4,818,714	21,608,463
Investment Manager	16,036,838	(13,715,958)	—	—	—	—	(286,196)	2,034,684
	$141,922,061	$57,358,114	$554,872	$(10,115,991)	$58,788,432	$1,340,665	$4,876,564	$254,724,717

(1)                                  Includes the impact of non-cash conversions.

The following table provides a summary of changes in fair value of the Level 3 SBIC Debentures recorded at fair value for the six months ended June 30, 2010:

		SBIC Debentures			Net
		Acquired in			Unrealized
Type of	December 31, 2009	MSC II		New SBIC	(Appreciation)	June 30, 2010
Investment	Fair Value	Exchange Offer	Repayments	Debentures	Depreciation	Fair Value
SBIC Debentures at fair value	$—	$53,139,092	$—	$10,000,000	$(1,999,554)	$61,139,538

At June 30, 2010 and December 31, 2009, Main Street’s investments and SBIC Debentures at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At June 30, 2010	Fair Value	(Level 1)	(Level 2)	(Level 3)

Core portfolio investments	$252,690,033	$—	$—	$252,690,033
Private placement portfolio investments	52,763,889	—	52,763,889	—
Investment in affiliated Investment Manager	2,034,684	—	—	2,034,684

Total portfolio investments	307,488,606	—	52,763,889	254,724,717

Marketable securities and idle funds investments	14,900,228	—	14,900,228	—

Total investments	$322,388,834	$—	$67,664,117	$254,724,717

SBIC Debentures at fair value	$61,139,538	$—	$—	$61,139,538

		Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At December 31, 2009	Fair Value	(Level 1)	(Level 2)	(Level 3)

Core portfolio investments	$125,885,223	$—	$—	$125,885,223
Private placement portfolio investments	14,817,933	—	14,817,933	—
Investment in affiliated Investment Manager	16,036,838	—	—	16,036,838

Total portfolio investments	156,739,994	—	14,817,933	141,922,061

Marketable securities and idle funds investments	3,252,954	—	3,252,954	—

Total investments	$159,992,948	$—	$18,070,887	$141,922,061

For the six months ended June 30, 2010, there were no transfers within the three fair value hierarchy levels.

Core Portfolio Investments

Main Street’s core portfolio investments principally consist of secured debt, equity warrants and direct equity investments in privately held companies. The core debt investments are secured by either a first or second lien on the assets of the portfolio company, generally bear interest at fixed rates, and generally mature between five and seven years from the original investment. In most core portfolio companies, Main Street also receives nominally priced equity warrants and/or makes direct equity investments, usually in connection with a debt investment.

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

Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including repayment of a debt investment or sale of an equity interest. Revenue recognition in any given year could be highly concentrated among several core portfolio companies. For the six months ended June 30, 2010, Main Street did not record investment income from any core portfolio company in excess of 10% of total investment income. For the six months ended

June 30, 2009, Main Street recorded investment income from one core portfolio company in excess of 10% of total investment income. The investment income from that core portfolio company represented approximately 11% of the total investment income for the period, principally related to interest income from debt investments in such company.

As of June 30, 2010, Main Street had debt and equity investments in 41 core portfolio companies with an aggregate fair value of $252,690,033 and a weighted average effective yield on its debt investments of approximately 14.7%. Approximately 78% of Main Street’s total core portfolio investments at cost were in the form of debt investments and 86% of such debt investments at cost were secured by first priority liens on the assets of Main Street’s portfolio companies as of June 30, 2010. At June 30, 2010, Main Street had equity ownership in approximately 90% of its core portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 35%. As of December 31, 2009, Main Street had debt and equity investments in 35 core portfolio companies with an aggregate fair value of $125,885,223 and a weighted average effective yield on its debt investments of approximately 14.3%. The weighted average yields were computed using the effective interest rates for all debt investments at June 30, 2010 and December 31, 2009, including amortization of deferred debt origination fees and accretion of original issue discount but excluding any debt investments on non-accrual status.

Summaries of the composition of Main Street’s core investment portfolio at cost and fair value as a percentage of total core portfolio investments are shown in the following table:

Cost:	June 30, 2010	December 31, 2009
First lien debt	66.9%	69.3%
Equity	16.4%	13.4%
Second lien debt	10.9%	10.7%
Equity warrants	5.8%	6.6%
	100.0%	100.0%

Fair Value:	June 30, 2010	December 31, 2009
First lien debt	60.3%	57.4%
Equity	19.1%	19.5%
Second lien debt	10.4%	9.6%
Equity warrants	10.2%	13.5%
	100.0%	100.0%

The following table shows the core portfolio composition by geographic region of the United States at cost and fair value as a percentage of total core portfolio investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	June 30, 2010	December 31, 2009
Southwest	48.7%	50.1%
West	29.2%	28.6%
Southeast	10.3%	9.0%
Northeast	6.8%	5.4%
Midwest	5.0%	6.9%
	100.0%	100.0%

Fair Value:	June 30, 2010	December 31, 2009
Southwest	48.3%	51.1%
West	28.8%	28.4%
Southeast	10.8%	8.4%
Northeast	6.9%	5.8%
Midwest	5.2%	6.3%
	100.0%	100.0%

Main Street’s core portfolio investments are generally in lower middle market companies conducting business in a variety of industries. Set forth below are tables showing the composition of Main Street’s core portfolio investments by industry at cost and fair value as of June 30, 2010 and December 31, 2009:

Cost:	June 30, 2010	December 31, 2009
Professional services	11.9%	10.1%
Equipment rental	8.9%	3.6%
Retail	8.0%	7.5%
Industrial equipment	7.9%	6.4%
Metal fabrication	7.1%	2.5%
Electronics manufacturing	5.6%	7.1%
Information services	5.6%	5.1%
Transportation/Logistics	5.0%	6.1%
Manufacturing	4.8%	4.1%
Precast concrete manufacturing	4.8%	9.7%
Health care services	4.6%	4.7%
Industrial services	3.8%	5.0%
Restaurant	3.7%	5.6%
Agricultural services	3.2%	6.6%
Media/Marketing	3.1%	—
Custom wood products	2.9%	6.7%
Consumer products	2.7%	—
Governmental services	2.1%	2.0%
Tradeshow	2.1%	2.6%
Health care products	1.4%	3.0%
Infrastructure products	0.8%	1.6%
	100.0%	100.0%

Fair Value:	June 30, 2010	December 31, 2009
Professional services	12.0%	10.1%
Equipment rental	7.6%	2.3%
Retail	7.5%	6.6%
Metal fabrication	6.9%	4.5%
Industrial equipment	6.9%	5.2%
Health care services	6.6%	9.1%
Information services	6.1%	4.4%
Precast concrete manufacturing	5.6%	11.5%
Electronics manufacturing	5.2%	6.2%
Transportation/Logistics	5.1%	6.3%
Industrial services	4.9%	7.0%
Manufacturing	4.1%	3.9%
Restaurant	4.1%	6.2%
Agricultural services	3.8%	7.9%
Custom wood products	2.9%	1.6%
Media/Marketing	2.9%	—
Consumer products	2.5%	—
Governmental services	2.1%	2.1%
Tradeshow	1.8%	2.1%
Health care products	1.3%	2.9%
Infrastructure products	0.1%	0.1%
	100.0%	100.0%

At June 30, 2010, Main Street had no investments that were greater than 10% of its total core investment portfolio at fair value.  At December 31, 2009, Main Street had one investment that was greater than 10% of its total core investment portfolio at fair value. That investment represented approximately 12% of the core portfolio at fair value.

NOTE D — WHOLLY OWNED INVESTMENT MANAGER

As part of the Formation Transactions, the Investment Manager became a wholly owned subsidiary of MSCC. However, the Investment Manager is accounted for as a portfolio investment, since the Investment Manager is not an investment company and since it conducts a significant portion of its investment management activities for parties outside of MSCC and its consolidated subsidiaries. The Investment Manager receives recurring investment management fees from MSC II pursuant to a separate investment advisory agreement, paid quarterly, equal to $3.3 million per year.  Subsequent to the closing of the Exchange Offer, the investment in the Investment Manager was reduced to reflect the pro rata portion of the MSC II management fees acquired by MSCC.  The Investment Manager also receives certain management, consulting and advisory fees for providing these services for third parties, and collectively with the MSC II management fees attributable to the remaining noncontrolling interest in MSC II, the “External Services.”  The portfolio investment in the Investment Manager is accounted for using fair value accounting, with the fair value determined by Main Street and approved, in good faith, by Main Street’s Board of Directors, based on the same valuation methodologies applied to determine the original valuation. The valuation for the Investment Manager is based on the total estimated present value of the net cash flows received for the External Services, over the estimated dollar averaged life of the related investment management, advisory or consulting contract, and is also based on comparable public market transactions. The net cash flows utilized in the valuation of the Investment Manager exclude any revenues and expenses from MSCC and its subsidiaries, but include the revenues attributable to External Services, and are reduced by an estimated allocation of costs related to providing such External Services. Any change in fair value of the investment in the Investment Manager is recognized on Main Street’s statement of operations as “Unrealized appreciation (depreciation) in Investment in affiliated Investment Manager,” with a corresponding increase (in the case of appreciation) or decrease (in the case of depreciation) to “Investment in affiliated Investment Manager” on Main Street’s balance sheet. As part of the Exchange Offer Transactions, the investment in the Investment Manager was reduced $13.7 million and recorded against “Additional paid-in capital” as an adjustment to the original valuation recorded as part of the Formation Transactions.  Main Street believes that the valuation for the Investment Manager will generally decrease over the life of the investment management, advisory and consulting contracts attributable to third parties, absent obtaining additional recurring cash flows from performing External Services for other external investment entities or other third parties.

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

MSCC has a support services agreement with the Investment Manager that is structured to provide reimbursement to the Investment Manager for any personnel, administrative and other costs it incurs in conducting its operational and investment management activities in excess of the fees received for providing management advisory services. As a wholly owned subsidiary of MSCC, the Investment Manager manages the day-to-day operational and investment activities of MSCC and its subsidiaries, as well as performing the External Services. The Investment Manager pays personnel and other administrative expenses, except those specifically required to be borne by MSCC which principally include direct costs that are specific to MSCC’s status as a publicly traded entity. The expenses paid by the Investment Manager include the cost of salaries and related benefits, rent, equipment and other administrative costs required for day-to-day operations.  Each quarter, as part of the support services agreement, MSCC makes payments to cover all cash expenses incurred by the Investment Manager, less fees that the Investment Manager receives pursuant to long-term investment advisory agreements and consulting agreements.  Subsequent to the consolidation of MSC II in connection with the Exchange Offer, the management fees paid by MSC II to the Investment Manager are now included in “Expenses reimbursed to affiliated Investment Manager” on the Statement of Operations along with any additional net costs reimbursed by MSCC to the Investment Manager pursuant to the support services agreement.  For the six months ended June 30, 2010, the expenses reimbursed by MSCC and management fees paid by MSC II to the Investment Manager totaled $2,482,798.  For the six months ended June 30, 2009, the expenses reimbursed by MSCC to the Investment Manager were $79,938.

In its separate stand alone financial statements as summarized below, the Investment Manager recognized an $18 million intangible asset related to the investment advisory agreement with MSC II consistent with Staff Accounting Bulletin No. 54, Application of “Pushdown” Basis of Accounting in Financial Statements of Subsidiaries Acquired by Purchase (“SAB 54”). Under SAB 54, push-down accounting is required in “purchase transactions that result in an entity becoming substantially wholly owned.” In this case, MSCC acquired 100% of the equity interests in the Investment Manager. Because the $18 million value attributed to MSCC’s investment in the Investment Manager was derived from the long-term, recurring management fees under the investment advisory agreement with MSC II, the same methodology used to determine the $18 million valuation of the Investment Manager was utilized to establish the push-down accounting basis for the intangible asset. The intangible asset is being amortized over the estimated economic life of the investment advisory agreement with MSC II.  For the six months ended June 30, 2010 and 2009, the Investment Manager recognized $530,786 and $506,263 in amortization expense associated with the intangible asset. Amortization expense is not included in the expenses reimbursed by MSCC to the Investment Manager based upon the support services agreement since it is non-cash in nature.

Summarized financial information from the separate financial statements of the Investment Manager is as follows:

	As of June 30,	As of December 31,
	2010	2009
	(Unaudited)

Cash	$4,038	$70,882
Accounts receivable	66,141	24,796
Accounts receivable - MSCC	601,853	217,422
Intangible asset (net of accumulated amortization of $2,655,583 and $2,124,797 as of June 30, 2010 and December 31, 2009, respectively)	15,344,417	15,875,203
Deposits and other	77,114	80,719
Total assets	$16,093,563	$16,269,022

Accounts payable and accrued liabilities	$893,719	$538,391
Equity	15,199,844	15,730,631
Total liabilities and equity	$16,093,563	$16,269,022

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)

Management fee income from Main Street Capital II	$831,300	$831,300	$1,662,600	$1,662,600
Other management advisory fees	92,500	48,500	190,095	114,125
Total income	923,800	879,800	1,852,695	1,776,725

Salaries, benefits and other personnel costs	(1,211,407)	(707,760)	(2,167,744)	(1,469,809)
Occupancy expense	(72,346)	(97,468)	(153,243)	(176,321)
Professional expenses	(39,962)	(5,079)	(65,380)	(12,632)
Amortization expense - intangible asset	(268,252)	(255,858)	(530,786)	(506,263)
Other expenses	(99,396)	(115,006)	(286,526)	(197,901)
Expense reimbursement from MSCC	499,311	45,513	820,198	79,938
Total net expenses	(1,192,052)	(1,135,658)	(2,383,481)	(2,282,988)
Net income	$(268,252)	$(255,858)	$(530,786)	$(506,263)

NOTE E — SBIC DEBENTURES

SBIC debentures payable at June 30, 2010 and December 31, 2009 were $145 million and $65 million, respectively. SBIC debentures provide for interest to be paid semi-annually, with principal due at the applicable 10-year maturity date. The weighted average interest rate as of June 30, 2010 and December 31, 2009 was 5.51% and 5.04%, respectively. The first principal maturity due under the existing SBIC debentures is in 2013, and the weighted average duration is approximately 6.9 years.  For the six months ended June 30, 2010, Main Street recognized $3.9 million in interest expense attributable to the SBIC debentures.  In accordance with SBA regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA. The Funds are subject to annual compliance examinations by the SBA. There have been no historical findings resulting from these examinations.

As of June 30, 2010, the recorded value of the SBIC debentures was $126.1 million which consisted of (i) the SBIC Debentures recorded at a fair value of approximately $61.1 million, or $18.9 million less than the face value of these SBIC debentures, and (ii) SBIC debentures held prior to the Exchange Offer and reported at face value of $65 million.  As of June 30, 2010, had Main Street adopted the fair value option under ASC 825 for all of its SBIC debentures, Main Street estimates the fair value of its SBIC debentures would be approximately $116.3 million, or $28.7 million less than the face value of the SBIC debentures.

NOTE F — INVESTMENT CREDIT FACILITY

On October 24, 2008, Main Street entered into a $30 million, three-year investment credit facility (the “Investment Facility”) with Branch Banking and Trust Company (“BB&T”) and Compass Bank, as lenders, and BB&T, as administrative agent for the lenders. The purpose of the Investment Facility is to provide additional liquidity in support of future investment and operational activities. The Investment Facility allows for an increase in the total size of the facility up to $75 million, subject to certain conditions, and has a maturity date of October 24, 2011. Borrowings under the Investment Facility bear interest, subject to Main Street’s election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.75% or (ii) the applicable base rate plus 0.75%. Main Street pays unused commitment fees of 0.375% per annum on the average unused lender commitments under the Investment Facility. The Investment Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the assets of the Funds. The Investment Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum liquidity of not less than 10% of the aggregate principal amount outstanding, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum tangible net worth. At June 30, 2010, Main Street had $12.5 million of borrowings outstanding under the Investment Facility and recognized $175,820 in interest expense for the six months ended June 30, 2010 related to the Investment Facility.  As of June 30, 2010, Main Street was in compliance with all financial covenants of the Investment Facility.

NOTE G — FINANCIAL HIGHLIGHTS

	Six Months Ended June 30,
Per Share Data:	2010	2009

Net asset value at beginning of period	$11.96	$12.20

Net investment income (1) (3)	0.53	0.44
Net realized gains (losses) from investments (1) (2) (3)	(0.09)	0.14
Net change in unrealized appreciation (depreciation) (1) (2) (3)	0.48	(0.17)
Income tax (provision) benefit (1) (2) (3)	(0.03)	(0.06)
Bargain purchase gain (1)	0.33	—
Net increase in net assets resulting from operations (1)	1.22	0.35
Net decrease in net assets from dividends paid to stockholders	(0.75)	(0.75)
Accretive effect of public stock offering (issuing shares above NAV per share)	0.41	—
Accretive effect of Exchange Offer	0.35	—
Decrease due to non-cash impariment of investment in Investment Manager in connection with Exchange Offer Transactions	(0.90)	—
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.05	0.01
Other (4)	(0.13)	(0.01)
Net asset value at June 30, 2010 and 2009	$12.21	$11.80

Market value at June 30, 2010 and 2009	$14.93	$13.69
Shares outstanding at June 30, 2010 and 2009	15,213,053	10,558,632

(1)          Based on weighted average number of common shares outstanding for the period.

(2)          Net realized gains or losses, net change in unrealized appreciation or depreciation, and income taxes can fluctuate significantly from period to period.

(3)          Per share amounts are net of the earnings attributable to MSC II noncontrolling interest.

(4)          Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

	Six Months
	Ended June 30,
	2010	2009
Net assets at end of period	$185,792,824	$124,580,685
Average net assets	165,233,659	114,658,227
Average outstanding debt	137,553,039	55,000,000
Ratio of total expenses, excluding interest expense, to average net assets (1)	2.21%	1.06%
Ratio of total expenses to average net assets (1)	4.63%	2.69%
Ratio of net investment income to average net assets (1)	4.73%	3.58%
Total return based on change in net asset value (2)	10.06%	2.91%

(1)          Not annualized.

(2)          Total return based on change in net asset value was calculated using the sum of ending net asset value plus distributions to stockholders during the period less equity issuances during the period, as divided by the beginning net asset value.

NOTE H — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

Main Street paid monthly dividends of $0.125 per share for each month of January 2010 through June 2010, totaling $10.8 million, or $0.75 per share, for the period.  During June 2010, Main Street declared and accrued a $0.125 per share monthly dividend to be paid in July 2010.  For the six months ended June 30, 2009, Main Street paid total monthly dividends of approximately $6.8 million, or $0.75 per share, for the period.

The determination of the tax attributes for Main Street’s distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year.  Ordinary dividend distributions from a RIC do not qualify for the 15% maximum tax rate on dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations (which Main Street did not receive during the year-to-date period of 2010).  The tax attributes for dividends will generally include both ordinary income and capital gains but may also include qualified dividend or return of capital.

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

The Taxable Subsidiaries hold certain core portfolio investments for Main Street. The Taxable Subsidiaries are consolidated with Main Street for financial reporting purposes, and the core portfolio investments held by the Taxable Subsidiaries are included in Main Street’s consolidated financial statements. The principal purpose of the Taxable Subsidiaries are to permit Main Street to hold equity investments in portfolio companies which are “pass through” entities for tax purposes in order to comply with the “source income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with Main Street for income tax purposes and may generate income tax expense or income tax benefit as a result of their ownership of various core portfolio investments. This income tax expense or benefit, if any, is reflected in Main Street’s Consolidated Statement of Operations. For the six months ended June 30, 2010, Main Street recognized an income tax provision of $0.4 million primarily consisting of deferred tax benefits related to net unrealized depreciation on certain portfolio investments held by the Taxable Subsidiaries.

Listed below is a reconciliation of “Net Increase (Decrease) in Net Assets Resulting From Operations” to taxable income and to total distributions declared to common stockholders for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30,
	2010	2009
	(estimated)
Net increase (decrease) in net assets resulting from operations	$18,338,106	$3,271,339
Share-based compensation expense	602,916	391,452
Net change in unrealized (appreciation) depreciation on investments	(7,311,668)	1,569,674
Bargain purchase gain	(4,890,582)	—
Income tax provision	421,260	582,887
Pre-tax book loss (income) of Taxable Entities not consolidated for tax purposes	3,332,928	(623,926)
Book income and tax income differences, including debt origination, structuring fees and realized gains	629,850	(75,272)
Taxable income	11,122,810	5,116,154
Taxable income earned in prior year and carried forward for distribution in current year	848,452	2,799,963
Ordinary taxable income earned in current period and carried forward for distribution	(1,191,504)	(899,191)
Dividend accrued as of June 30, 2010 and paid in July 2010	1,901,632	—
Total distributions to common stockholders	$12,681,390	$7,016,926

The net deferred tax asset at June 30, 2010 and December 31, 2009 was $2.6 million and $2.7 million, respectively, and primarily related to timing differences from recognition of unrealized and realized depreciation from debt and equity investments in portfolio investments as well as timing differences from taxable income from equity investments in portfolio companies which are “pass through” entities for tax purposes. Management believes that the realization of the deferred tax asset is more likely than not based on expectations as to future taxable income and scheduled reversals of temporary differences. Accordingly, Main Street did not record a valuation allowance related to its deferred tax asset at June 30, 2010.

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

The Exchange Offer was accounted for under the acquisition method of accounting in accordance with ASC 805. Accordingly, the purchase price was preliminarily allocated to the acquired assets and liabilities based on their estimated fair values at the Exchange Offer acquisition date as summarized in the following table. The fair value of the MSC II net assets acquired exceeded the fair value of the stock consideration issued, resulting in a bargain purchase gain that was recorded by Main Street in the period that the Exchange Offer was completed.

Value of the stock consideration issued for limited partner interests acquired	$19,934,296 (1)
Fair value of noncontrolling limited partner interests	3,396,005 (2)
Total stock consideration and noncontrolling interest value	23,330,301

Fair value of MSC II assets and liabilities on January 7, 2010:
Cash	2,489,920
Debt investments acquired at fair value	64,925,164
Equity investments acquired at fair value	14,930,614
Other assets	808,560
SBIC debentures at fair value	(53,139,092)
Deferred tax liability assumed	(82,827)
Other liabilities	(1,519,608)
Total fair value of MSC II net assets	28,412,731

Bargain purchase gain	5,082,430

Transaction costs associated with the Exchange Offer	(191,848)

Bargain purchase gain, net of transaction costs	$4,890,582

(1)         The value of the shares of common stock exchanged for a majority of MSC II limited partner interests was based upon the closing price of Main Street’s common stock at January 7, 2010, the closing date of the Exchange Offer.

(2)         The fair value of the noncontrolling limited partner interests was based on the noncontrolling interests’ share in the total fair value of MSC II net assets at January 7, 2010.

Consummation of the Exchange Offer Transactions provides Main Street with access to additional long-term, low-cost leverage capacity through the SBIC program. The American Recovery and Reinvestment Act of 2009 enacted in February 2009 (the “Stimulus Bill”) increased the maximum amount of combined SBIC leverage (or SBIC leverage cap) to $225 million for affiliated SBIC funds from the previous SBIC leverage cap of approximately $137 million. Since the increase in the SBIC leverage cap applies to affiliated SBIC funds, Main Street is required to allocate such increased borrowing capacity between MSMF and MSC II.  Main Street currently has access to an incremental $80 million in SBIC leverage capacity, subject to the required capitalization of each of the Funds, in addition to the $145 million of existing SBIC leverage at the Funds.

Supplemental pro forma information

The following represents actual operating results for the six months ended June 30, 2010 and pro forma operating results for the six months ended June 30, 2009.  The pro forma operating results assume the Exchange Offer Transactions had been completed as of the beginning of the 2009 calendar year:

	Six Months Ended June 30,
	2010	Pro Forma 2009
	(Unaudited)
	(Dollars in millions except per share amounts)

Total investment income	$15.8	$12.4
Net investment income	$8.0	$5.9
Net increase in net assets resulting from operations attributable to common stock	$17.9	$0.6

Net investment income per share - basic and diluted	$0.53	$0.43
Net increase (decrease) in net assets resulting from operations attributable to common stock per share - basic and diluted	$1.22	$0.04

NOTE J — COMMON STOCK

In January 2010, Main Street completed a public stock offering of 2,875,000 shares of common stock, including the underwriters’ exercise of the over-allotment option, at a price to the public of $14.75 per share, resulting in total net proceeds of approximately $40.1 million, after deducting underwriters’ commissions and offering costs.

On November 13, 2008, Main Street announced that its Board of Directors authorized its officers, in their discretion and subject to compliance with the 1940 Act and other applicable laws, to purchase on the open market or in privately negotiated transactions, an amount up to $5 million of the outstanding shares of Main Street’s common stock at prices per share not to exceed Main Street’s last reported net asset value per share. The repurchase program terminated as of December 31, 2009. From January through June of 2009, Main Street purchased 164,544 shares in connection with the repurchase program at a weighted average cost of $9.82 per share.

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

For the six months ended June 30, 2010, $3.8 million of the total $10.8 million in dividends paid to stockholders represented DRIP participation. During this period, Main Street satisfied the DRIP participation requirements with the issuance of 248,803 newly issued shares and with the purchase of 2,199 shares of common stock in the open market. For the six months ended June 30, 2009, $2.7 million of the total $6.8 million in dividends paid to stockholders represented DRIP participation. Main Street satisfied the DRIP participation requirements with the issuance of 79,193 newly issued shares and with the purchase of 169,742 shares of common stock in the open market. The shares disclosed above relate only to Main Street’s DRIP and exclude any activity related to broker-managed dividend reinvestment plans.

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

On July 1, 2009, Main Street’s Board of Directors approved the issuance of 99,312 shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2008 Equity Incentive Plan. These shares will vest over a four-year period from the grant date and will be expensed over the four-year service period starting on the grant date. On July 1, 2008, Main Street’s Board of Directors approved the issuance of 245,645 shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2008 Equity Incentive Plan. These shares are vesting over a four-year period from the grant date and are being expensed over the four-year service period starting on the grant date.  As of June 30, 2010, there were 1,655,043 shares of restricted stock available for issuance to employees under the Main Street Capital Corporation 2008 Equity Incentive Plan.

On July 1, 2009, a total of 8,512 shares of restricted stock was issued to Main Street’s independent directors pursuant to the Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan. These shares vested on the day immediately preceding Main Street’s June 2010 annual meeting of stockholders and were expensed over a one-year service period starting on the grant date. On July 1, 2008, a total of 20,000 shares of restricted stock was issued to Main Street’s independent directors pursuant to the Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan. One-half of those shares vested immediately on the grant date, and the remaining half vested on the day immediately preceding the June 2009 annual meeting of stockholders.  As of June 30, 2010, there were 171,488 shares of restricted stock available for issuance to non-employee directors under the Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan.

For the six months ended June 30, 2010 and 2009, Main Street recognized total share-based compensation expense of $602,916 and $391,452, respectively, related to the restricted stock issued to Main Street employees and Main Street’s independent directors.

As of June 30, 2010, there was $2,520,795 of total unrecognized compensation expense related to Main Street’s non-vested restricted shares. This compensation expense is expected to be recognized over a weighted-average period of approximately 2.4 years.

NOTE M — COMMITMENTS

At June 30, 2010, Main Street had two outstanding commitments to fund unused revolving loans for up to $1.5 million in total.

NOTE N — SUPPLEMENTAL CASH FLOW DISCLOSURES

Listed below are the supplemental cash flow disclosures for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009
Interest paid	$3,675,340	$1,668,983
Taxes paid	$189,573	$381,533
Non-cash financing activities:
Shares issued in connection with the MSC II Exchange Offer and subsequent purchases	$20,093,091	$—
Shares issued pursuant to the DRIP	$3,796,228	$980,576

NOTE O — RELATED PARTY TRANSACTIONS

As discussed further in Note D to the accompanying consolidated financial statements, subsequent to the completion of the Formation Transactions, the Investment Manager is a wholly owned portfolio company of MSCC. At June 30, 2010 and December 31, 2009, the Investment Manager had a receivable of $601,853 and $217,422, respectively, due from MSCC related to net cash expenses incurred by the Investment Manager required to support Main Street’s business.

NOTE P — SUBSEQUENT EVENTS

On July 1, 2010, Main Street’s Board of Directors approved the issuance of 149,357 shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2008 Equity Incentive Plan. These shares will vest over a four-year period from the grant date and will be expensed over a four-year service period starting on the grant date.

On July 1, 2010, a total of 7,920 shares of restricted stock was issued to Main Street’s independent directors pursuant to the Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan. These shares will vest on the day immediately preceding the next annual meeting at which Main Street stockholders elect directors, provided that these independent directors have been in continuous service as members of the Board through such date. As a result, these shares will be expensed over a one-year service period starting on the grant date.

On July 8, 2010, Main Street exited its debt and equity investment in Advantage Millwork Company, Inc., one of the portfolio companies on non-accrual status as of June 30, 2010, at a price equal to the portfolio company’s fair value at June 30, 2010.  For the third quarter of 2010, Main Street will recognize a realized loss of approximately $1.9 million on the exit of this investment.

On July 30, 2010, Main Street exited its largest private placement debt investment in Apria Healthcare Group, Inc., at a price exceeding the portfolio company’s fair value at June 30, 2010.  Therefore, Main Street will recognize a $0.5 million realized gain in the third quarter of 2010 related to the exit of this investment.

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

ORGANIZATION

Main Street Capital Corporation (“MSCC”) was formed on March 9, 2007 for the purpose of (i) acquiring 100% of the equity interests of Main Street Mezzanine Fund, LP (“MSMF”) and its general partner, Main Street Mezzanine Management, LLC (“MSMF GP”), (ii) acquiring 100% of the equity interests of Main Street Capital Partners, LLC (the “Investment Manager”), (iii) raising capital in an initial public offering, which was completed in October 2007 (the “IPO”), and (iv) thereafter operating as an internally managed business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). MSMF is licensed as a Small Business Investment Company (“SBIC”) by the United States Small Business Administration (“SBA”) and the Investment Manager acts as MSMF’s manager and investment adviser. Because the Investment Manager, which employs all of the executive officers and other employees of MSCC, is wholly owned by us, we do not pay any external investment advisory fees, but instead we incur the net operating costs associated with employing investment and portfolio management professionals through the Investment Manager. The IPO and related transactions discussed above were consummated in October 2007 and are collectively termed the “Formation Transactions.”

On January 7, 2010, MSCC consummated transactions (the “Exchange Offer”) to exchange 1,239,695 shares of its common stock for approximately 88% of the total dollar value of the limited partner interests in Main Street Capital II, LP (“MSC II” and, together with MSMF, the “Funds”). Pursuant to the terms of the Exchange Offer, 100% of the membership interests in the general partner of MSC II, Main Street Capital II GP, LLC (“MSC II GP”), were also transferred to MSCC for no consideration. MSC II commenced operations in January 2006, is an investment fund that operates as an SBIC and is also managed by the Investment Manager. The Exchange Offer and related transactions, including the transfer of the MSC II GP interests, are collectively termed the “Exchange Offer Transactions” (see Note I to the consolidated financial statements).  As of June 30, 2010, an approximately 12% minority ownership in the total dollar value of the MSC II limited partnership interests remains outstanding, including approximately 5% owned by affiliates of MSCC.

MSCC has direct or indirect subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”).  The primary purpose of these entities is to hold certain investments that generate “pass through” income for tax purposes.  The Taxable Subsidiaries are each taxed at their normal corporate tax rates based on their taxable income.

Unless otherwise noted or the context otherwise indicates, the terms “we,” “us,” “our” and “Main Street” refer to MSCC and its subsidiaries, including MSMF, MSC II, and the Taxable Subsidiaries.

OVERVIEW

We are a principal investment firm primarily focused on providing customized debt and equity financing to lower middle market companies, which we generally define as companies with annual revenues between $10 million and $100 million that operate in diverse industries. We invest primarily in secured debt instruments, equity investments, warrants and other securities of lower middle market companies based in the United States. Our principal investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. Our core portfolio investments generally range in size from $3 million to $20 million.

Our investments are generally made through MSCC and the Funds.  MSCC and the Funds share the same investment strategies and criteria, although they are subject to different regulatory regimes. An investor’s return in MSCC will depend, in part, on the Funds’ investment returns as MSMF is a wholly owned subsidiary of MSCC and MSC II is a majority owned subsidiary of MSCC.

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

In addition to our core investment strategy of investing in lower middle market companies, we opportunistically pursue investments in privately placed debt securities. This private placement investment portfolio primarily consists of direct or secondary private placements of interest-bearing securities in companies that are generally larger in size than the lower middle market companies included in our core portfolio.  At June 30, 2010, we had privately placed portfolio investments in 10 companies collectively totaling approximately $52.8 million in fair value with a total cost basis of approximately $52.4 million. The median revenues for the 10 privately placed portfolio company investments was approximately $239 million.  All of our total privately placed portfolio investments at cost were in the form of secured debt investments and 83% of such debt investments at cost were secured by first priority liens on portfolio company assets.  The weighted average effective yield on our privately placed portfolio debt investments was approximately 13.5% as of June 30, 2010.

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

For the six months ended June 30, 2010, we paid dividends on a monthly basis totaling $0.75 per share, or $10.8 million.  In June 2010, we declared monthly dividends for the third quarter of 2010 totaling $0.375 per share.  During 2009, we paid monthly dividends of $0.125 per share, or $1.50 per share for the entire year.  We generated undistributed taxable income (or “spillover income”) of approximately $0.8 million, or $0.08 per share, during 2009 that was carried forward toward distributions paid in 2010.  Including the dividends declared for the third quarter of 2010, we will have paid approximately $4.38 per share in cumulative dividends since our October 2007 initial public offering.

At June 30, 2010, we had $19.6 million in cash and cash equivalents, marketable securities, and idle funds investments. In January 2010, we completed a follow-on public stock offering in which we sold 2,875,000 shares of common stock, including the underwriters’ exercise of the over-allotment option, at a price to the public of $14.75 per share (or approximately 121% of the latest reported Net Asset Value per share), resulting in total net proceeds of approximately $40.1 million, after deducting underwriters’ commissions and offering costs. Due to our existing cash, cash equivalents, marketable securities and idle funds investments, and available leverage, we expect to have sufficient cash resources to support our investment and operational activities through the remainder of calendar year 2010. However, this projection will be impacted by, among other things, the pace of new and follow-on investments, debt repayments and investment redemptions, the level of cash flow from operations and cash flow from realized gains, proceeds from future equity offerings, and the level of dividends we pay in cash.

The American Recovery and Reinvestment Act of 2009 enacted in February 2009 (the “Stimulus Bill”) contains several provisions applicable to SBIC funds, including the Funds. One of the key SBIC-related provisions included in the Stimulus Bill increased the maximum amount of combined SBIC leverage (or SBIC leverage cap) to $225 million for affiliated SBIC funds. The prior maximum amount of SBIC leverage available to affiliated SBIC funds was approximately $137 million. Since the increase in the SBIC leverage cap applies to affiliated SBIC funds, Main Street is required to allocate such increased borrowing capacity between the Funds. Main Street has access to an incremental $80 million in SBIC leverage capacity, subject to the required capitalization of each of the Funds, in addition to the $145 million of existing SBIC leverage at the Funds.

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

In our view, the SBIC leverage, including the increased capacity, remains a strategic advantage due to its long-term, flexible structure and its low fixed cost. The SBIC leverage also provides proper matching of duration and cost compared with our core portfolio investments. As of June 30, 2010, the weighted average duration of our core portfolio debt investments was approximately 3.3 years compared to a weighted average duration of 6.9 years for our SBIC leverage. As of June 30, 2010, approximately 94% of core portfolio debt investments bear interest at fixed rates which is also appropriately matched by the long-term, low cost fixed rates available through our SBIC leverage.

CRITICAL ACCOUNTING POLICIES

Basis of Presentation

Our financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). For the three and six months ended June 30, 2010, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries, including MSMF and MSC II. For the three and six months ended June 30, 2009, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries, including MSMF.  To allow for more relevant disclosure of our “core” investment portfolio, “core” portfolio investments, as used herein, refers to all of our portfolio investments in lower middle market companies, excluding the Investment Manager.  Private placement portfolio investments include investments made through direct or secondary private placements of interest-bearing securities in companies that are generally larger in size than the lower middle market companies included in our core portfolio.  “Marketable securities and idle funds investments” are classified as financial instruments and are reported separately on our Consolidated Balance Sheets and Consolidated Schedule of Investments due to the nature of such investments. Our results of operations and cash flows for the three and six months ended June 30, 2010 and 2009, and financial position as of June 30, 2010 and December 31, 2009, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current financial statement presentation, including the reclassification of private placement portfolio investments which were formerly classified as “Marketable securities and idle funds investments” and are now classified as portfolio investments in the “Non-Control/Non-Affiliate investments” category due to our current intent to hold such investments until their maturity and the fact that their terms adhere more to our portfolio investment strategy.

The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2009. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the Audit and Accounting Guide for Investment Companies issued by the American Institute of Certified Public Accountants (the “AICPA Guide”), we are precluded from consolidating portfolio company investments, including those in which we have a controlling interest, unless the portfolio company is another investment company. An exception to this general principle in the AICPA Guide occurs if we own a controlled operating company that provides all or substantially all of its services directly to us, or to an investment company of ours. None of the investments made by us qualify for this exception. Therefore, our portfolio investments are carried on the balance sheet at fair value, as discussed further in Note B to our consolidated financial statements, with any adjustments to fair value recognized as “Net Change in Unrealized Appreciation (Depreciation) from Investments” on our Statement of Operations until the investment is exited, resulting in any gain or loss on exit being recognized as a “Net Realized Gain (Loss) from Investments.”

Portfolio Investment Valuation

The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of our portfolio investments and the related amounts of unrealized appreciation and depreciation. As of June 30, 2010 and December 31, 2009, approximately 92% and 80%, respectively, of our total assets represented investments in portfolio companies valued at fair value (including the investment in the Investment Manager). We are required to report our investments at fair value. We adopted the provisions of Accounting Standards Codification (“Codification” or “ASC”) 820, Fair Value Measurements and Disclosures in the first quarter of 2008. ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

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

For valuation purposes, non-control core portfolio investments are composed of debt and equity securities for which we do not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company’s board of directors.  Market quotations for non-control investments are generally not readily available. For our non-control core portfolio investments, we use a combination of the market and income approaches to value our equity investments and the income approach to value our debt instruments. For non-control debt investments, we determine the fair value primarily using a yield approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Our estimate of the expected repayment date of a debt security is generally the legal maturity date of the instrument, as we generally intend to hold our loans to maturity. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. We will use the value determined by the yield analysis as the fair value for that security; however, because of our general intent to hold our loans to maturity, the fair value will not exceed the face amount of the debt security. A change in the assumptions that we use to estimate the fair value of our debt securities using the yield analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or a debt security is in workout status, we may consider other factors in determining the fair value of a debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis.

Our private placement portfolio investments primarily consist of direct or secondary purchases of interest-bearing securities in companies that are generally larger in size than the lower middle market companies included in our core portfolio.  For valuation purposes, all of our private placement portfolio investments are non-control investments and are composed of debt securities for which we do not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company’s board of directors.  We primarily use observable inputs to determine the fair value of these investments through obtaining third party quotes or independent pricing.

Due to the inherent uncertainty in the valuation process, our estimate of fair value may differ materially from the values that would have been used had a ready market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. We estimate the fair value of each individual investment and record changes in fair value as unrealized appreciation or depreciation.

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

Payment-in-Kind (“PIK”) Interest

While not significant to its total portfolio, we hold debt and preferred equity instruments in our investment portfolio that contain payment-in-kind (“PIK”) interest and cumulative dividend provisions.  The PIK interest, computed at the contractual rate specified in each debt agreement, is added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment.  Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment.  The actual collection of dividends in arrears may be deferred until such time as the preferred equity is redeemed.  To maintain regulated investment company (“RIC”) tax treatment (as discussed below), these non-cash sources of income will need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash.  We will stop accruing PIK interest and cumulative dividends and will write off any accrued and uncollected interest and dividends in arrears when it is determined that such PIK interest and dividends in arrears are no longer collectible.

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

CORE PORTFOLIO COMPOSITION

Core portfolio investments principally consist of secured debt, equity warrants and direct equity investments in privately held companies. The core debt investments are secured by either a first or second lien on the assets of the portfolio company, generally bear interest at fixed rates, and generally mature between five and seven years from the original investment. In most core portfolio companies, we also receive nominally priced equity warrants and/or make direct equity investments, usually in connection with a debt investment.

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

Summaries of the composition of our core investment portfolio at cost and fair value as a percentage of total core portfolio investments are shown in the following table:

Cost:	June 30, 2010	December 31, 2009
First lien debt	66.9%	69.3%
Equity	16.4%	13.4%
Second lien debt	10.9%	10.7%
Equity warrants	5.8%	6.6%
	100.0%	100.0%

Fair Value:	June 30, 2010	December 31, 2009
First lien debt	60.3%	57.4%
Equity	19.1%	19.5%
Second lien debt	10.4%	9.6%
Equity warrants	10.2%	13.5%
	100.0%	100.0%

The following table shows the core portfolio composition by geographic region of the United States at cost and fair value as a percentage of total core portfolio investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company:

Cost:	June 30, 2010	December 31, 2009
Southwest	48.7%	50.1%
West	29.2%	28.6%
Southeast	10.3%	9.0%
Northeast	6.8%	5.4%
Midwest	5.0%	6.9%
	100.0%	100.0%

Fair Value:	June 30, 2010	December 31, 2009
Southwest	48.3%	51.1%
West	28.8%	28.4%
Southeast	10.8%	8.4%
Northeast	6.9%	5.8%
Midwest	5.2%	6.3%
	100.0%	100.0%

Main Street’s core portfolio investments are generally in lower middle market companies conducting business in a variety of industries. Set forth below are tables showing the composition of Main Street’s core portfolio by industry at cost and fair value as of June 30, 2010 and December 31, 2009:

Cost:	June 30, 2010	December 31, 2009
Professional services	11.9%	10.1%
Equipment rental	8.9%	3.6%
Retail	8.0%	7.5%
Industrial equipment	7.9%	6.4%
Metal fabrication	7.1%	2.5%
Electronics manufacturing	5.6%	7.1%
Information services	5.6%	5.1%
Transportation/Logistics	5.0%	6.1%
Manufacturing	4.8%	4.1%
Precast concrete manufacturing	4.8%	9.7%
Health care services	4.6%	4.7%
Industrial services	3.8%	5.0%
Restaurant	3.7%	5.6%
Agricultural services	3.2%	6.6%
Media/Marketing	3.1%	—
Custom wood products	2.9%	6.7%
Consumer products	2.7%	—
Governmental services	2.1%	2.0%
Tradeshow	2.1%	2.6%
Health care products	1.4%	3.0%
Infrastructure products	0.8%	1.6%
	100.0%	100.0%

Fair Value:	June 30, 2010	December 31, 2009
Professional services	12.0%	10.1%
Equipment rental	7.6%	2.3%
Retail	7.5%	6.6%
Metal fabrication	6.9%	4.5%
Industrial equipment	6.9%	5.2%
Health care services	6.6%	9.1%
Information services	6.1%	4.4%
Precast concrete manufacturing	5.6%	11.5%
Electronics manufacturing	5.2%	6.2%
Transportation/Logistics	5.1%	6.3%
Industrial services	4.9%	7.0%
Manufacturing	4.1%	3.9%
Restaurant	4.1%	6.2%
Agricultural services	3.8%	7.9%
Custom wood products	2.9%	1.6%
Media/Marketing	2.9%	—
Consumer products	2.5%	—
Governmental services	2.1%	2.1%
Tradeshow	1.8%	2.1%
Health care products	1.3%	2.9%
Infrastructure products	0.1%	0.1%
	100.0%	100.0%

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

The following table shows the distribution of our portfolio investments (excluding the investment in the Investment Manager) on our 1 to 5 investment rating scale at fair value as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
Investment	Investments at	Percentage of	Investments at	Percentage of
Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
	(Unaudited)
	(dollars in thousands)
1	$43,959	14.4%	$14,509	10.3%
2	107,525	35.2%	59,116	42.0%
3	134,288	43.9%	57,578	40.9%
4	16,382	5.4%	9,000	6.4%
5	3,300	1.1%	500	0.4%
Totals	$305,454	100.0%	$140,703	100.0%

Based upon our investment rating system, the weighted average rating of our portfolio as of June 30, 2010 and December 31, 2009 was approximately 2.4.  As of June 30, 2010, we had three investments on non-accrual status, which comprised approximately 3.7% of the investment portfolio at fair value.  On July 8, 2010, we exited our debt and equity investment in Advantage Millwork Company, Inc., one of the portfolio companies on non-accrual status as of June 30, 2010, at a price equal to the portfolio company’s fair value at June 30, 2010.  At December 31, 2009, we had three investments on non-accrual status, which comprised approximately 1.1% of the investment portfolio at fair value.

The broader fundamentals of the United States economy remain mixed, and unemployment remains elevated. In the event that the United States economy contracts, it is likely that the financial results of small- to mid-sized companies, like those in which we invest, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in defaults. In addition, the end markets for certain of our portfolio companies’ products and services have experienced negative economic trends over the last few years. Consequently, we can provide no assurance that the performance of certain portfolio companies will not be negatively impacted by these economic or other conditions, which could also have a negative impact on our future results.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2010 and June 30, 2009

	Three Months Ended June 30,		Net Change
	2010	2009	Amount	%
	(dollars in millions)
Total investment income	$8.7	$3.6	$5.1	143%
Total expenses	(4.0)	(1.6)	(2.4)	147%
Net investment income	4.7	2.0	2.7	139%
Net realized gain from investments	2.7	0.4	2.3	NM
Net realized income	7.4	2.4	5.0	207%
Net change in unrealized appreciation from investments	1.8	1.8	—	NM
Income tax benefit (provision)	—	(0.5)	0.5	NM
Noncontrolling interest	(0.3)	—	(0.3)	NM
Net increase in net assets resulting from operations attributable to common stock	$8.9	$3.7	$5.2	137%

	Three Months Ended June 30,		Net Change
	2010	2009	Amount	%
	(dollars in millions)
Net investment income	$4.7	$2.0	$2.7	139%
Share-based compensation expense	0.3	0.2	0.1	54%
Distributable net investment income (a)	5.0	2.2	2.8	131%
Net realized gain from investments	2.7	0.4	2.3	NM
Distributable net realized income (a)	$7.7	$2.6	$5.1	195%

Distributable net investment income per share -
Basic and diluted (a)	$0.33	$0.23	$0.10	43%
Distributable net realized income per share -
Basic and diluted (a)	$0.51	$0.27	$0.24	89%

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

Investment Income

For the three months ended June 30, 2010, total investment income was $8.7 million, a $5.1 million, or 143%, increase over the $3.6 million in the corresponding period of 2009. This comparable period increase was principally attributable to (i) $2.5 million of total investment income from the MSC II portfolio investments acquired in the Exchange Offer, (ii) a $1.8 million increase in interest income from higher average levels of both portfolio debt investments and interest-bearing marketable securities or idle funds investments, (iii) a $0.6 million increase in fee income due to higher levels of transaction activity, and (iv) a $0.3 million increase in dividend income from portfolio equity investments.

Expenses

For the three months ended June 30, 2010, total expenses increased by approximately $2.4 million to $4.0 million from $1.6 million in the corresponding period of 2009.  This comparable period increase in expenses was principally attributable to (i) $1.9 million in interest expense and other operating expenses related to MSC II subsequent to the Exchange Offer, (ii) higher share-based compensation expense of $0.1 million related to non-cash amortization for restricted share grants, and (iii) higher personnel costs and other operating expenses compared with the three months ended June 30, 2009.

Distributable Net Investment Income

Distributable net investment income for the three months ended June 30, 2010 increased 131% to $5.0 million, or $0.33 per share, compared with $2.2 million, or $0.23 per share, in the corresponding period of 2009.  The increase in distributable net investment income was primarily due to higher levels of total investment income, partially offset by higher interest and other operating expenses, due to the changes discussed above.  Distributable net investment income on a per share basis for the three months ended June 30, 2010 reflects a greater number of average shares outstanding compared to the corresponding period in 2009 due to the June 2009 and January 2010 follow-on stock offerings, as well as the shares issued to consummate the Exchange Offer.

Net Investment Income

Net investment income for the three months ended June 30, 2010 was $4.7 million, or a 139% increase, compared to net investment income of $2.0 million during the corresponding period of 2009. The increase in net investment income was principally attributable to the increase in total investment income partially offset by higher interest and other operating expenses as discussed above.

Distributable Net Realized Income

For the three months ended June 30, 2010, the net realized gain from investments was $2.7 million, representing a $2.3 million increase over the net realized gain of $0.4 million for the comparable period in 2009.  The net realized gain from investments during the second quarter of 2010 was primarily attributable to (i) $2.3 million of total realized gains on the partial exits of equity investments in Laurus Healthcare, LP and Gulf Manufacturing, LLC and on the full exit of an equity investment in Pulse Systems, LLC and (ii) $0.4 million of net realized gain related to marketable securities and idle funds investments. The net realized gain during the second quarter of 2009 was primarily attributable to marketable securities and idle funds investments.

Distributable net realized income increased $5.1 million, or 195%,  to $7.7 million, or $0.51 per share, in the second quarter of 2010 compared with distributable net realized income of $2.6 million, or $0.27 per share, in the corresponding period of 2009 due to the higher levels of distributable net investment income and net realized gain from investments as discussed above.

Net Realized Income

The higher levels of net investment income and net realized gain from investments during the three months ended June 30, 2010 resulted in a $5.0 million increase in net realized income compared with the corresponding period of 2009.

Net Increase in Net Assets Resulting from Operations Attributable to Common Stock

For the three months ended June 30, 2010, the $1.8 million net change in unrealized appreciation from investments was principally attributable to (i) $3.0 million in accounting reversals of net unrealized appreciation attributable to the net realized gain recognized in the second quarter of 2010 as discussed above, (ii) unrealized appreciation on eleven portfolio investments totaling $6.1 million, offset by unrealized depreciation on nine portfolio investments totaling $2.5 million, and (iii) $1.5 million in unrealized appreciation attributable to our SBIC debentures.  The noncontrolling interest of $0.3 million recognized in the second quarter of 2010 reflects the pro rata portion of MSC II net earnings attributable to the limited partnership interests in MSC II not owned by Main Street.

As a result of these events, our net increase in net assets resulting from operations attributable to common stock during the three months ended June 30, 2010 was $8.9 million, or $0.59 per share, compared with a net increase in net assets resulting from operations attributable to common stock of $3.7 million, or $0.39 per share, in the corresponding period of 2009.

Comparison of the six months ended June 30, 2010 and June 30, 2009

	Six Months Ended June 30,		Net Change
	2010	2009	Amount	%
	(dollars in millions)
Total investment income	$15.8	$7.2	$8.6	120%
Total expenses	(7.9)	(3.1)	(4.8)	155%
Net investment income	7.9	4.1	3.8	94%
Net realized gain (loss) from investments	(1.4)	1.3	(2.7)	NM
Net realized income	6.5	5.4	1.1	21%
Net change in unrealized appreciation (depreciation) from investments	7.3	(1.5)	8.8	NM
Income tax benefit (provision)	(0.4)	(0.6)	0.2	-28%
Bargain purchase gain	4.9	—	4.9	NM
Noncontrolling interest	(0.4)	—	(0.4)	NM
Net increase in net assets resulting from operations attributable to common stock	$17.9	$3.3	$14.6	448%

	Six Months Ended June 30,		Net Change
	2010	2009	Amount	%
	(dollars in millions)
Net investment income	$7.9	$4.1	$3.8	94%
Share-based compensation expense	0.6	0.4	0.2	54%
Distributable net investment income (a)	8.5	4.5	4.0	91%
Net realized gain (loss) from investments	(1.4)	1.3	(2.7)	NM
Distributable net realized income (a)	$7.1	$5.8	$1.3	23%

Distributable net investment income per share -
Basic and diluted (a)	$0.57	$0.48	$0.09	19%
Distributable net realized income per share -
Basic and diluted (a)	$0.48	$0.62	$(0.14)	-23%

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

Investment Income

For the six months ended June 30, 2010, total investment income was $15.8 million, an $8.6 million, or 120%, increase over the $7.2 million in the corresponding period of 2009. This comparable period increase was principally attributable to (i) $5.0 million of total investment income from the MSC II portfolio investments acquired in the Exchange Offer, (ii) a $3.0 million increase in interest income from higher average levels of both portfolio debt investments and interest-bearing marketable securities or idle funds investments, (iii) a $0.4 million increase in fee income due to higher levels of transaction activity, and (iv) a $0.3 million increase in dividend income from portfolio equity investments.

Expenses

For the six months ended June 30, 2010, total expenses increased by approximately $4.8 million to $7.9 million from $3.1 million in the corresponding period of 2009.  This comparable period increase in expenses was principally attributable to (i) $3.9 million in interest expense and other operating expenses related to MSC II subsequent to the Exchange Offer, (ii) higher share-based compensation expense of $0.2 million related to non-cash amortization for restricted share grants, and (iii) higher personnel costs and other operating expenses.

Distributable Net Investment Income

Distributable net investment income for the six months ended June 30, 2010 increased 91% to $8.5 million, or $0.57 per share, compared with $4.5 million, or $0.48 per share, in the corresponding period of 2009.  The increase in distributable net investment income was primarily due to higher levels of total investment income, partially offset by higher interest and other operating expenses, due to the changes discussed above.  Distributable net investment income on a per share basis for the six months ended June 30, 2010 reflects a greater number of average shares outstanding compared to the corresponding period in 2009 due to the June 2009 and January 2010 follow-on stock offerings, as well as the shares issued to consummate the Exchange Offer.

Net Investment Income

Net investment income for the six months ended June 30, 2010 was $7.9 million, or a 94% increase, compared to net investment income of $4.1 million during the corresponding period of the prior year. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher interest and other operating expenses as discussed above.

Distributable Net Realized Income

For the six months ended June 30, 2010, the net realized loss from investments was $1.4 million, representing a $2.7 million decrease over the net realized gain of $1.3 million for the comparable period in 2009.  The net realized loss from investments for the first six months of 2010 was primarily attributable to $4.0 million of realized loss on our debt and equity investment in Quest Design and Production, LLC in the first quarter of 2010, partially offset during the second quarter of 2010 by (i) $2.3 million of realized gains on the partial exits of equity investments in Laurus Healthcare, LP and Gulf Manufacturing, LLC and on the full exit of our equity investment in Pulse Systems, LLC and (ii) $0.4 million of net realized gain related to marketable securities and idle funds investments. The net realized gain during the first six months of 2009 was primarily attributable to marketable securities and idle funds investments.

Distributable net realized income increased $1.3 million, or 23%, to $7.1 million, or $0.48 per share, for the first six months of 2010 compared with distributable net realized income of $5.8 million, or $0.62 per share, in the corresponding period of 2009 due to the higher levels of distributable net investment income, partially offset by the decrease in total net realized gain (loss) from investments.

Net Realized Income

The higher levels of net investment income during the six months ended June 30, 2010, partially offset by the decrease from total net realized gain (loss) during that period resulted in a $1.1 million, or 21%, increase in net realized income compared with the corresponding period of 2009.

Net Increase in Net Assets Resulting from Operations Attributable to Common Stock

For the six months ended June 30, 2010, the $7.3 million net change in unrealized appreciation from investments was principally attributable to (i) $1.1 million in accounting reversals of net unrealized depreciation attributable to the net realized loss recognized during the first six months of 2010 as discussed above, (ii) unrealized appreciation on seventeen portfolio investments totaling $9.5 million, offset by unrealized depreciation on fourteen portfolio investments totaling $4.7 million, (iii) $1.8 million in unrealized appreciation attributable to our SBIC debentures, and (iv) $0.3 million in unrealized depreciation attributable to our investment in the affiliated Investment Manager.  The noncontrolling interest of $0.4 million recognized during the first six months of 2010 reflected the pro rata portion of MSC II net earnings attributable to the limited partnership interests in MSC II not owned by Main Street.  During the first quarter of 2010, we also recognized a $4.9 million bargain purchase gain related to the consummation of the Exchange Offer. The bargain purchase gain recognized during the first quarter of 2010 is a non-recurring gain which was solely generated by the acquisition accounting related to the Exchange Offer.  For the six months ended June 30, 2010, we also recognized a net income tax provision of $0.4 million principally related to deferred taxes on unrealized appreciation of equity investments held in our taxable subsidiary.

As a result of these events, our net increase in net assets resulting from operations attributable to common stock during the six months ended June 30, 2010 was $17.9 million, or $1.22 per share, compared with a net increase in net assets resulting from operations attributable to common stock of $3.3 million, or $0.35 per share, in the corresponding period of 2009.

Liquidity and Capital Resources

Cash Flows

For the six months ended June 30, 2010, we experienced a net decrease in cash and cash equivalents in the amount of $25.9 million. During that period, we generated $6.7 million of cash from our operating activities, primarily from distributable net investment income partially offset by accretion of unearned income and increases in interest receivable and other assets. We used $87.9 million in net cash from investing activities for the six months ended June 30, 2010, principally including the funding of $85.0 million for core and private placement portfolio investments and the funding of $30.7 million for marketable securities and idle funds investments, partially offset by (i) $19.5 million of cash proceeds from the sale of marketable securities and idle funds investments, (ii) $2.5 million in cash acquired as part of the Exchange Offer, (iii) $3.2 million from the full and partial exits of equity investments and (iv) $2.7 million in cash proceeds from the repayment of core and private placement portfolio debt investments.  For the first six months of 2010, $55.4 million in cash was provided by financing activities, which principally consisted of (i) $40.1 million in net cash proceeds from a January 2010 public stock offering, (ii) $9.7 million in net cash proceeds from the issuance of SBIC debentures, and (iii) $12.5 million in net borrowings under our $30 million investment credit facility, partially offset by $7.0 million in cash dividends paid to stockholders.

For the six months ended June 30, 2009, we experienced a net decrease in cash and cash equivalents in the amount of $1.0 million. During that period, we generated $3.0 million of cash from our operating activities, primarily from distributable net investment income partially offset by decreases in accounts payable and increases in other assets. We used $13.2 million in net cash from investing activities, principally including the funding of $31.8 million for idle funds investments and the funding of $6.6 million for new portfolio company investments, partially offset by $20.5 million of cash proceeds from the sale of marketable securities and idle funds investments and $4.8 million in cash proceeds from the repayment of debt investments. During the first six months of 2009, $9.2 million in cash was provided by financing activities, which principally consisted of $16.3 million in cash proceeds from a public stock offering, partially offset by $5.8 million in cash dividends to stockholders and $1.6 million in purchases of shares of our common stock as part of our share repurchase program.

Capital Resources

As of June 30, 2010, we had $19.6 million in cash and cash equivalents, marketable securities, and idle funds investments, and our net asset value totaled $185.8 million, or $12.21 per share. In January 2010, we completed a follow-on public stock offering in which we sold 2,875,000 shares of common stock, including the underwriters’ exercise of the over-allotment option, at a price to the public of $14.75 per share (or approximately 121% of the latest reported Net Asset Value per share), resulting in total net proceeds of approximately $40.1 million, after deducting underwriters’ commissions and offering costs.

On October 24, 2008, Main Street entered into a $30 million, three-year investment credit facility (the “Investment Facility”) with Branch Banking and Trust Company (“BB&T”) and Compass Bank, as lenders, and BB&T, as administrative agent for the lenders. The purpose of the Investment Facility is to provide additional liquidity in support of future investment and operational activities. The Investment Facility allows for an increase in the total size of the facility up to $75 million, subject to certain conditions, and has a maturity date of October 24, 2011. Borrowings under the Investment Facility bear interest, subject to Main Street’s election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.75% or (ii) the applicable base rate plus 0.75%. Main Street pays unused commitment fees of 0.375% per annum on the average unused lender commitments under the Investment Facility. The Investment Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum liquidity of not less than 10% of the aggregate principal amount outstanding, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum tangible net worth. At June 30, 2010, Main Street had $12.5 million in borrowings outstanding under the Investment Facility, and Main Street was in compliance with all financial covenants of the Investment Facility.

Due to each of the Funds’ status as a licensed SBIC, we have the ability to issue, through the Funds, debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA generally in an amount up to twice its regulatory capital, which effectively approximates the amount of its equity capital. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time. Debentures issued prior to September 2006 were subject to pre-payment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006. On June 30, 2010, we, through the Funds, had $145 million of outstanding indebtedness guaranteed by the SBA, which carried an average fixed interest rate of approximately 5.5%. The first maturity related to the SBIC debentures does not occur until 2013, and the weighted average duration is 6.9 years as of June 30, 2010.

The Stimulus Bill contains several provisions applicable to SBIC funds, including the Funds. One of the key SBIC-related provisions included in the Stimulus Bill increased the maximum amount of combined SBIC leverage (or SBIC leverage cap) to $225 million for affiliated SBIC funds. The prior maximum amount of SBIC leverage available to affiliated SBIC funds was approximately $137 million. Since the increase in the SBIC leverage cap applies to affiliated SBIC funds, Main Street is required to allocate such increased borrowing capacity between the Funds. Subsequent to the Exchange Offer, Main Street now has access to an incremental $80 million in SBIC leverage capacity, subject to the required capitalization of each of the Funds, in addition to the $80 million of existing MSC II SBIC leverage and the $65 million of MSMF SBIC leverage.

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

Due to our existing cash and cash equivalents, marketable securities, and idle funds investments and the available borrowing capacity through both the SBIC program and the Investment Facility, we project that we will have sufficient liquidity to fund our investment and operational activities through the remainder of calendar year 2010. However, this projection will be impacted by, among other things, the pace of new and follow-on investments, debt repayments and investment redemptions, the level of cash flow from operations and cash flow from realized gains, and the level of dividends we pay in cash. We anticipate that we will continue to fund our investment activities through existing cash and cash equivalents, the liquidation of marketable securities and idle funds investments, and a combination of future debt and equity capital. Our primary uses of funds will be investments in portfolio companies, operating expenses and cash distributions to holders of our common stock.

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

If our common stock trades below our net asset value per share, we will generally not be able to issue additional common stock at the market price unless our stockholders approve such a sale and our Board of Directors makes certain determinations. A proposal, approved by our stockholders at our June 2010 annual meeting of stockholders, authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for a period of one year ending on June 9, 2011.   We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval.

In order to satisfy the Code requirements applicable to a RIC, we intend to distribute to our stockholders substantially all of our taxable income, but we may also elect to periodically spillover certain excess undistributed taxable income from one tax year into the next tax year. In addition, as a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. In January 2008, we received exemptive relief from the SEC that permits us to exclude SBA-guaranteed debt issued by our wholly owned SBIC subsidiary, MSMF, from our asset coverage ratio, which, in turn, enables us to fund more investments with debt capital. We expect to obtain similar relief from the SEC with respect to SBIC debt securities issued by MSC II, including the $80 million of currently outstanding debt related to its participation in the SBIC program.

Current Market Conditions

Although we have been able to secure access to additional liquidity, including our recent public stock offering, the $30 million Investment Facility, and the increase in available leverage through the SBIC program as part of the Stimulus Bill, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 810, Amendments to FASB Interpretation No. 46(R) (“ASC 810”), which amends the guidance in FASB Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities.  It requires reporting entities to evaluate former qualifying special-purpose entities (“QSPEs”) for consolidation, changes the approach to determining the primary beneficiary of a variable interest entity (a “VIE”) from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. ASC 810 requires additional year-end and interim disclosures for public and non-public companies. ASC 810 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009 and for subsequent interim and annual reporting periods.  Main Street adopted ASC 810 on January 1, 2010.  The FASB agreed at its January 27, 2010 meeting to issue an Accounting Standards Update (“ASU”) to finalize its proposal to indefinitely defer ASC 810 for reporting enterprises’ interests in entities that either have all of the characteristics of investment companies or for which it is industry practice to apply measurement principles for financial reporting purposes consistent with those that apply to investment companies. The provisions of ASC 810 will not have any impact on Main Street’s financial condition or results of operations.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures About Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 adds new requirements for disclosures about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation, inputs and valuation techniques. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. Adoption of ASU 2010-06 is not expected to have a significant impact on Main Street’s financial condition and results of operations.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At June 30, 2010, we had two outstanding commitments to fund unused revolving loans for up to $1.5 million in total.

Contractual Obligations

As of June 30, 2010, our future fixed commitments for cash payments on contractual obligations for each of the next five years and thereafter are as follows:

		July 1 through
		December 31,					2015 and
	Total	2010	2011	2012	2013	2014	thereafter
	(dollars in thousands)
SBIC debentures	$145,000	$—	$—	$—	$4,000	$18,000	$123,000
Interest due on SBIC debentures	55,151	3,990	7,993	8,011	7,989	7,683	19,485
Total	$200,151	$3,990	$7,993	$8,011	$11,989	$25,683	$142,485

MSC II is obligated to make payments under an investment advisory agreement with the Investment Manager, MSCC’s wholly owned subsidiary.  The payments due under the investment advisory agreement are fixed for the first five years at $3.3 million per year, paid quarterly, until December 31, 2010.  Subsequent to December 31, 2010, under the investment advisory agreement, MSC II will be obligated to pay a 2% annualized management fee based upon MSC II assets under management.

MSCC is obligated to make payments under a support services agreement with the Investment Manager.  The Investment Manager is reimbursed for its excess cash expenses associated with providing investment management and other services to MSCC and its subsidiaries, as well as MSC II and third parties. Each quarter, as part of the support services agreement, MSCC makes payments to cover all cash expenses incurred by the Investment Manager, less the recurring management fees that the Investment Manager receives from MSC II pursuant to a long-term investment advisory services agreement and any other fees received from third parties for providing external services.  For the six months ended June 30, 2010 and 2009, the expenses reimbursed by MSCC to the Investment Manager were $820,198 and $79,938, respectively.

Related Party Transactions

As discussed further in Note D to the accompanying consolidated financial statements, subsequent to the completion of the Formation Transactions, the Investment Manager is a wholly owned portfolio company of MSCC. At June 30, 2010 and December 31, 2009, the Investment Manager had a receivable of $601,853 and $217,422, respectively, with MSCC related to net cash expenses incurred by the Investment Manager required to support Main Street’s business.

Recent Developments

On July 1, 2010, Main Street’s Board of Directors approved the issuance of 149,357 shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2008 Equity Incentive Plan. These shares will vest over a four-year period from the grant date and will be expensed over a four-year service period starting on the grant date.

On July 1, 2010, a total of 7,920 shares of restricted stock was issued to Main Street’s independent directors pursuant to the Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan. These shares will vest on the day immediately preceding the next annual meeting at which Main Street stockholders elect directors, provided that these independent directors have been in continuous service as members of the Board through such date. As a result, these shares will be expensed over a one-year service period starting on the grant date.

On July 8, 2010, Main Street exited its debt and equity investment in Advantage Millwork Company, Inc., one of the portfolio companies on non-accrual status as of June 30, 2010, at a price equal to the portfolio company’s fair value at June 30, 2010.  For the third quarter of 2010, Main Street will recognize a realized loss of approximately $1.9 million on the exit of this investment.

On July 30, 2010, Main Street exited its largest private placement debt investment in Apria Healthcare Group, Inc., at a price exceeding the portfolio company’s fair value at June 30, 2010.  Therefore, Main Street will recognize a $0.5 million realized gain in the third quarter of 2010 related to the exit of this investment.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, marketable securities, and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. The significant majority of our debt investments are made with fixed interest rates for the term of the investment. However, as of June 30, 2010, approximately 6% of our core debt investment portfolio (at cost) bore interest at floating rates with 66% of those floating-rate debt investments (at cost) subject to contractual minimum interest rates.  In addition, as of June 30, 2010, approximately 44% of our private placement debt investment portfolio (at cost) bore interest at floating rates with 93% of those floating-rate debt investments (at cost) subject to contractual minimum interest rates. The long term interest rates on our SBIC debentures are fixed for the 10-year life of such debt.  Borrowings under the Investment Facility bear interest at a floating rate of LIBOR plus 2.75%, and at June 30, 2010, we had $12.5 million in borrowings outstanding under the Investment Facility.  As of June 30, 2010, we had not entered into any interest rate hedging arrangements. At June 30, 2010, based on our applicable levels of floating-rate debt investments, a 1% change in interest rates would not have a material effect on our level of interest income from debt investments.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, our President and Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chairman and Chief Executive Officer, our President and Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934.  There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2010, we issued 123,203 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933.  The aggregate value for the shares of common stock sold during the three months ended June 30, 2010, under the dividend reinvestment plan was approximately $1.9 million.  During the six months ended June 30, 2010, we issued 248,803 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933.  The aggregate value for the shares of common stock sold during the six months ended June 30, 2010, under the dividend reinvestment plan was approximately $3.8 million.

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

Main Street Capital Corporation

Date: August 6, 2010	/s/ Vincent D. Foster
Vincent D. Foster
Chairman and Chief Executive Officer (principal executive officer)

Date: August 6, 2010	/s/ Todd A. Reppert
Todd A. Reppert
President and Chief Financial Officer (principal financial officer)

Date: August 6, 2010	/s/ Michael S. Galvan
Michael S. Galvan
Vice President and Chief Accounting Officer (principal accounting officer)

Date: August 6, 2010	/s/ Rodger A. Stout
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