Form 10-Q
period 2010-09-30
Main Street Capital CORP
filed 2010-11-05
CIK 1396440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the issuer’s common stock as of November 4, 2010 was 18,712,571.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Portfolio investments at fair value:
Control investments (cost: $160,346,215 and $59,544,719 as of September 30, 2010 and December 31, 2009, respectively)	$174,110,910	$66,400,667
Affiliate investments (cost: $55,523,049 and $39,252,445 as of September 30, 2010 and December 31, 2009, respectively)	68,442,197	46,886,202
Non-Control/Non-Affiliate investments (cost: $60,220,193 and $27,482,826 as of September 30, 2010 and December 31, 2009, respectively)	59,346,115	27,416,287
Investment in affiliated Investment Manager (cost: $4,284,042 and $18,000,000 as of September 30, 2010 and December 31, 2009, respectively)	1,979,222	16,036,838

Total portfolio investments (cost: $280,373,499 and $144,279,990 as of September 30, 2010 and December 31, 2009, respectively)	303,878,444	156,739,994
Marketable securities and idle funds investments (cost: $46,862,426 and $3,252,954 as of September 30, 2010 and December 31, 2009, respectively)	46,966,349	3,252,954

Total investments (cost: $327,235,925 and $147,532,944 as of September 30, 2010 and December 31, 2009, respectively)	350,844,793	159,992,948

Cash and cash equivalents	58,334,422	30,619,998
Deferred tax asset	2,003,966	2,716,400
Interest receivable and other assets	5,050,940	1,509,608
Deferred financing costs (net of accumulated amortization of $1,375,452 and $1,071,676 as of September 30, 2010 and December 31, 2009, respectively)	2,669,612	1,611,508

Total assets	$418,903,733	$196,450,462

LIABILITIES

SBIC debentures (par: $180,000,000 and $65,000,000 as of September 30, 2010 and December 31, 2009, respectively; of which $72,606,150 is recorded at fair value as of September 30, 2010)	$157,606,150	$65,000,000
Investment securities trade payable	14,902,816	—
Interest payable	683,155	1,069,148
Dividend payable	2,333,265	—
Payable to affiliated Investment Manager	710,779	217,422
Accounts payable and other liabilities	777,992	503,761

Total liabilities	177,014,157	66,790,331
Commitments and contingencies

NET ASSETS

Common stock, $0.01 par value per share (150,000,000 shares authorized; 18,666,187 and 10,842,447 issued and outstanding as of September 30, 2010 and December 31, 2009, respectively)	186,662	108,425
Additional paid-in capital	221,830,421	123,534,156
Accumulated net investment income	7,349,805	7,269,866
Accumulated net realized gain (loss) from investments	(20,545,573)	(15,922,020)
Net unrealized appreciation, net of income taxes	28,869,311	14,669,704

Total Net Asset Value	237,690,626	129,660,131

Noncontrolling interest	4,198,950	—

Total net assets including noncontrolling interests	241,889,576	129,660,131

Total liabilities and net assets	$418,903,733	$196,450,462

NET ASSET VALUE PER SHARE	$12.73	$11.96

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$4,497,476	$2,519,354	$12,625,127	$6,353,175
Affiliate investments	1,975,131	1,022,440	5,737,576	3,357,997
Non-Control/Non-Affiliate investments	2,124,603	429,546	4,674,031	825,719
Total interest, fee and dividend income	8,597,210	3,971,340	23,036,734	10,536,891
Interest from marketable securities, idle funds and other	408,745	530,258	1,794,279	1,157,202
Total investment income	9,005,955	4,501,598	24,831,013	11,694,093
EXPENSES:
Interest	(2,283,262)	(957,413)	(6,388,367)	(2,830,325)
General and administrative	(367,074)	(317,141)	(1,038,972)	(1,061,928)
Expenses reimbursed to affiliated Investment Manager	(1,151,713)	(226,237)	(3,634,511)	(306,175)
Share-based compensation	(446,342)	(375,766)	(1,049,258)	(767,218)
Total expenses	(4,248,391)	(1,876,557)	(12,111,108)	(4,965,646)
NET INVESTMENT INCOME	4,757,564	2,625,041	12,719,905	6,728,447

NET REALIZED GAIN (LOSS) FROM INVESTMENTS:
Control investments	(1,868,465)	—	(3,587,638)	865,651
Non-Control/Non-Affiliate investments	156,476	—	156,476	—
Marketable securities and idle funds investments	179,633	158,340	493,581	613,183
Total net realized gain (loss) from investments	(1,532,356)	158,340	(2,937,581)	1,478,834
NET REALIZED INCOME	3,225,208	2,783,381	9,782,324	8,207,281

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION):
Portfolio investments	5,314,507	2,857,574	11,386,598	1,403,673
Marketable securities and idle funds investments	335,205	413,974	103,924	242,883
SBIC debentures	3,035,336	—	4,792,390	—
Investment in affiliated Investment Manager	(55,462)	(390,238)	(341,658)	(334,920)
Total net change in unrealized appreciation	8,629,586	2,881,310	15,941,254	1,311,636

Income tax (provision) benefit	(358,647)	1,372,451	(779,907)	789,564
Bargain purchase gain	—	—	4,890,582	—
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	11,496,147	7,037,142	29,834,253	10,308,481
Noncontrolling interest	(552,845)	—	(961,740)	—
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS ATTRIBUTABLE TO COMMON STOCK	$10,943,302	$7,037,142	$28,872,513	$10,308,481

NET INVESTMENT INCOME PER SHARE - BASIC AND DILUTED	$0.28	$0.25	$0.81	$0.69
NET REALIZED INCOME PER SHARE - BASIC AND DILUTED	$0.19	$0.26	$0.62	$0.84
DIVIDENDS PAID PER SHARE	$0.38	$0.38	$1.13	$1.13
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS ATTRIBUTABLE TO COMMON STOCK PER SHARE - BASIC AND DILUTED	$0.65	$0.66	$1.87	$1.05
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	16,878,088	10,701,603	15,469,890	9,788,226

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(Unaudited)

									Total Net
					Accumulated	Net Unrealized			Assets
	Common Stock		Additional	Accumulated	Net Realized	Appreciation,			Including
	Number	Par	Paid-In	Net Investment	Gain (Loss)	Net of Income	Total Net	Noncontrolling	Noncontrolling
	of Shares	Value	Capital	Income	From Investments	Taxes	Asset Value	Interest	Interest

Balances at December 31, 2008	9,206,483	$92,065	$104,467,740	$10,155,593	$(6,497,098)	$4,137,756	$112,356,056	$—	$112,356,056

Public offering of common stock, net of offering costs	1,437,500	14,375	16,176,533	—	—	—	16,190,908	—	16,190,908
Share-based compensation	—	—	767,218	—	—	—	767,218	—	767,218
Dividend reinvestment	178,780	1,787	2,343,329	—	—	—	2,345,116	—	2,345,116
Share repurchase program	(164,544)	(1,645)	(1,615,461)	—	—	—	(1,617,106)	—	(1,617,106)
Issuance of restricted stock	107,824	1,078	(1,078)	—	—	—	—	—	—
Purchase of vested stock for employee payroll tax withholding	(16,403)	(164)	(251,979)	—	—	—	(252,143)	—	(252,143)
Dividends to stockholders	—	—	—	(10,164,522)	(871,183)	—	(11,035,705)	—	(11,035,705)
Net increase resulting from operations	—	—	—	6,728,447	1,478,834	2,101,200	10,308,481	—	10,308,481

Balances at September 30, 2009	10,749,640	$107,496	$121,886,302	$6,719,518	$(5,889,447)	$6,238,956	$129,062,825	$—	$129,062,825

Balances at December 31, 2009	10,842,447	$108,425	$123,534,156	$7,269,866	$(15,922,020)	$14,669,704	$129,660,131	$—	$129,660,131

MSC II exchange offer and related transactions	1,246,803	12,468	20,080,623	4,890,582	—	—	24,983,673	3,237,210	28,220,883
Public offerings of common stock, net of offering costs	6,095,000	60,950	85,864,532	—	—	—	85,925,482	—	85,925,482
Share-based compensation	—	—	1,049,258	—	—	—	1,049,258	—	1,049,258
Dividend reinvestment	347,474	3,474	5,388,728	—	—	—	5,392,202	—	5,392,202
Issuance of restricted stock	157,277	1,573	(1,573)	—	—	—	—	—	—
Purchase of vested stock for employee payroll tax withholding	(22,814)	(228)	(369,345)	—	—	—	(369,573)	—	(369,573)
Adjustment to investment in Investment Manager related to the MSC II Exchange Offer	—	—	(13,715,958)	—	—	—	(13,715,958)	—	(13,715,958)
Dividends to stockholders	—	—	—	(17,530,548)	(1,685,972)	—	(19,216,520)	—	(19,216,520)
Net increase resulting from operations	—	—	—	12,719,905	(2,937,581)	15,161,347	24,943,671	—	24,943,671
Noncontrolling interest	—	—	—	—	—	(961,740)	(961,740)	961,740	—

Balances at September 30, 2010	18,666,187	$186,662	$221,830,421	$7,349,805	$(20,545,573)	$28,869,311	$237,690,626	$4,198,950	$241,889,576

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations:	$29,834,253	$10,308,481
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized (appreciation)	(17,364,223)	(1,311,636)
Net realized (gain) loss from investments	2,937,581	(1,478,834)
Bargain purchase gain	(4,890,582)	—
Accretion of unearned income	(1,574,423)	(457,835)
Net payment-in-kind interest accrual	(1,412,345)	(458,738)
Share-based compensation expense	1,049,258	767,218
Amortization of deferred financing costs	319,473	324,935
Deferred taxes	629,607	(64,427)
Other	1,422,969	(732,326)
Changes in other assets and liabilities:
Interest receivable and other assets	(943,967)	(247,416)
Interest payable	(1,729,091)	(818,463)
Payable to affiliated Investment Manager	493,357	(90,284)
Accounts payable and other liabilities	(52,279)	(1,188,536)
Net cash provided by operating activities	8,719,588	4,552,139

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in portfolio companies	(91,665,945)	(16,540,965)
Investments in marketable securities and idle funds investments	(62,004,440)	(72,925,566)
Cash acquired in MSC II exchange offer	2,489,920	—
Proceeds from marketable securities and idle funds investments	29,154,403	44,036,959
Principal payments received on loans and debt securities	20,922,671	7,580,630
Proceeds from sale of equity securities and related notes	3,151,500	—
Net cash used in investing activities	(97,951,891)	(37,848,942)

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase program	—	(1,617,106)
Proceeds from public offering of common stock, net of offering costs	85,925,482	16,190,908
Dividends paid to stockholders	(11,491,053)	(8,472,560)
Net change in DRIP deposit	—	400,000
Proceeds from issuance of SBIC debentures	45,000,000	—
Proceeds from line of credit	36,650,000	—
Repayments on line of credit	(36,650,000)	—
Purchase of vested stock for employee payroll tax withholding	(369,573)	(252,143)
Payment of deferred loan costs and SBIC debenture fees	(2,118,129)	(110,423)
Net cash provided by financing activities	116,946,727	6,138,676

Net increase (decrease) in cash and cash equivalents	27,714,424	(27,158,127)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,619,998	35,374,826
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58,334,422	$8,216,699

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2010

(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)
Café Brazil, LLC	Casual Restaurant Group
12% Secured Debt (Maturity - April 20, 2011)		$2,100,000	$2,095,365	$2,100,000
Member Units (7) (Fully diluted 41.0%)			41,837	1,990,000
			2,137,202	4,090,000

California Healthcare Medical Billing, Inc.	Healthcare Billing and Records Management
12% Secured Debt (Maturity - October 17, 2013)		4,500,000	4,416,485	4,416,485
12% Current / 6% PIK Secured Debt (Maturity - October 17, 2013)		2,303,000	2,069,734	2,129,633
Common Stock (Fully diluted 9.8%)			1,176,667	1,540,000
Warrants (Fully diluted 19.6%)			1,093,333	3,600,333
			8,756,219	11,686,451

CBT Nuggets, LLC	Produces and Sells IT Certification Training Videos
14% Secured Debt (Maturity - December 31, 2013)		2,800,000	2,780,447	2,792,180
10% Secured Debt (Maturity - March 31, 2012)		1,175,000	1,175,000	1,175,000
Member Units (7) (Fully diluted 39.9%)			1,299,520	3,330,000
			5,254,967	7,297,180

Ceres Management, LLC (Lambs)	Aftermarket Automotive Services Chain
14% Secured Debt (Maturity - May 31, 2013)		4,000,000	3,961,558	3,961,558
Member Units (Fully diluted 70%)			1,813,333	1,890,000
Class B Member Units (15% cumulative compounding quarterly) (Non-voting)			1,207,631	1,207,631
9.5% Secured Debt (Lamb’s Real Estate Investment I, LLC) (Maturity - August 31, 2014)		1,225,000	1,225,000	1,225,000
Member Units (7) (Lamb’s Real Estate Investment I, LLC) (Fully diluted 100%)			625,000	625,000
			8,832,522	8,909,189

Condit Exhibits, LLC	Tradeshow Exhibits/ Custom Displays	4,555,370	4,510,901	4,510,901
9% current / 9% PIK Secured Debt (Maturity - July 1, 2013)
Warrants (Fully diluted 46.9%)			320,000	50,000
			4,830,901	4,560,901

Currie Acquisitions, LLC	Manufacturer of Electric Bicycles/Scooters
12% Secured Debt (Maturity - March 1, 2015)		4,750,000	3,940,023	3,940,023
Warrants (Fully diluted 47.3%)			2,566,204	2,566,204
			6,506,227	6,506,227

Gulf Manufacturing, LLC	Industrial Metal Fabrication
8% Secured Debt (Maturity - August 31, 2014)		3,960,000	3,960,000	3,960,000
13% Secured Debt (Maturity - August 31, 2012)		1,840,000	1,803,286	1,835,238
9% PIK Secured Debt (Maturity - June 30, 2017)		1,420,784	1,420,784	1,420,784
Member Units (7) (Fully diluted 34.2%)			2,979,813	5,250,000
			10,163,883	12,466,022

Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
12% Secured Debt (Maturity - June 4, 2015)		6,000,000	5,226,636	5,226,636
Warrants (Fully diluted 35.2%)			717,640	717,640
Mandatorily Redeemable Preferred Stock			1,000,000	1,000,000
			6,944,276	6,944,276

Hawthorne Customs & Dispatch Services, LLC	Transportation/ Logistics
Member Units (7) (Fully diluted 59.2%)			692,500	1,070,000
Member Units (Wallisville Real Estate, LLC) (7) (Fully diluted 59.2%)			1,214,784	1,214,784
			1,907,284	2,284,784

Hydratec Holdings, LLC	Agricultural Services
12.5% Secured Debt (Maturity - October 31, 2012)		2,995,244	2,957,183	2,957,183
Member Units (Fully diluted 85.1%) (7)			4,100,000	6,190,000
			7,057,183	9,147,183

Indianapolis Aviation Partners, LLC	FBO / Aviation Support Services
12% Secured Debt (Maturity - September 15, 2014)		4,500,000	4,122,268	4,350,000
Warrants (Fully diluted 30.2%)			1,129,286	1,750,286
			5,251,554	6,100,286

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2010

(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)
Jensen Jewelers of Idaho, LLC	Retail Jewelry
Prime Plus 2% Secured Debt (Maturity - November 14, 2011)		2,610,000	2,604,762	2,610,000
13% current / 6% PIK Secured Debt (Maturity - November 14, 2011)		2,694,896	2,687,362	2,694,896
Member Units (7) (Fully diluted 60.8%)			811,000	1,010,000
			6,103,124	6,314,896

Mid-Columbia Lumber Products, LLC	Specialized Lumber Products
Prime Plus 1% Secured Debt (Maturity - October 1, 2010)		375,000	375,000	375,000
12% Secured Debt (Maturity - December 18, 2011)		3,900,000	3,779,484	3,796,751
Member Units (Fully diluted 26.7%)			500,000	670,000
Warrants (Fully diluted 25.5%)			250,000	640,000
9.5% Secured Debt (Mid - Columbia Real Estate, LLC) (Maturity - May 13, 2025)		1,118,700	1,118,700	1,118,700
Member Units (Mid - Columbia Real Estate, LLC) (Fully diluted 50.0%)			250,000	250,000
			6,273,184	6,850,451

NAPCO Precast, LLC	Precast Concrete Manufacturing
18% Secured Debt (Maturity - February 1, 2013)		5,923,077	5,854,278	5,923,077
Prime Plus 2% Secured Debt (Maturity - February 1, 2013) (8)		3,384,615	3,366,877	3,384,615
Member Units (7) (Fully diluted 35.3%)			2,020,000	4,580,000
			11,241,155	13,887,692

NTS Holdings, Inc.	Trench & Traffic Safety Equipment
12% Secured Debt (Maturity - April 30, 2015)		6,000,000	5,962,373	5,962,373
Member Units (7) (Fully diluted 72.3%)			1,621,255	656,000
Preferred stock (7) (12% cumulative, compounded quarterly)			10,336,288	10,336,288
			17,919,916	16,954,661

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
12% Secured Debt (Maturity - April 1, 2013)		10,370,000	10,310,527	10,310,527
Common Stock (Fully diluted 48%)			1,080,000	270,000
			11,390,527	10,580,527

PPL RVs, Inc.	RV Aftermarket Consignment/Parts
18% Secured Debt (Maturity - June 10, 2015)		6,250,000	6,162,087	6,162,087
Member Units (Fully diluted 53.3%)			2,150,000	2,150,000
			8,312,087	8,312,087

The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
4.5% current / 4.5% PIK Secured Debt (Maturity — October 2, 2013)		501,875	494,924	494,924
6% current / 6% PIK Secured Debt (Maturity — October 2, 2013)		5,025,000	4,846,695	4,846,695
Warrants (Fully diluted 47.1%)			895,943	400,000
			6,237,562	5,741,619

Thermal & Mechanical Equipment, LLC	Heat Exchange / Filtration Products and Services
13% current / 5% PIK Secured Debt (Maturity - September 25, 2014)		5,575,220	5,497,771	5,575,220
Prime plus 2% Secured Debt (Maturity - September 25, 2014) (8)		1,750,000	1,738,553	1,738,553
Warrants (Fully diluted 50.0%)			1,000,000	1,890,000
			8,236,324	9,203,773

Uvalco Supply, LLC	Farm and Ranch Supply
Member Units (Fully diluted 39.6%) (7)			1,113,243	1,460,000

Vision Interests, Inc.	Manufacturer/Installer of Commercial Signage
2.6% current /10.4% PIK Secured Debt (Maturity - June 5, 2012)		9,400,000	8,424,811	8,022,651
2.6% current /10.4% PIK Secured Debt (Maturity - June 5, 2016)		660,000	638,739	638,739
Common Stock (Fully diluted 22.3%)			372,000	—
Warrants (Fully diluted 38.2%)			160,010	—
			9,595,560	8,661,390

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2010

(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)
Ziegler’s NYPD, LLC	Casual Restaurant Group
Prime plus 2% Secured Debt (Maturity - October 1, 2013) (8)		1,000,000	993,458	993,458
13% current / 5% PIK Secured Debt (Maturity - October 1, 2013)		4,740,973	4,687,857	4,687,857
Warrants (Fully diluted 47.6%)			600,000	470,000
			6,281,315	6,151,315

Subtotal Control Investments			160,346,215	174,110,910

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2010

(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Affiliate Investments (4)

American Sensor Technologies, Inc.	Manufacturer of Commercial/ Industrial Sensors
9% current / 2% PIK Secured Debt (Maturity - May 31, 2012)		3,020,385	2,994,826	2,994,826
Warrants (Fully diluted 19.6%)			49,990	1,540,000
			3,044,816	4,534,826

Audio Messaging Solutions, LLC	Audio Messaging Services
12% Secured Debt (Maturity - May 8, 2014)		5,460,000	5,117,777	5,208,000
Warrants (Fully diluted 8.4%)			468,373	1,180,000
			5,586,150	6,388,000

Compact Power Equipment Centers, LLC	Light to Medium Duty Equipment Rental
12% Secured Debt (Maturity - September 23, 2014)		3,000,000	2,966,224	2,966,224
Member Units (Fully diluted 11.5%)			1,147	1,147
			2,967,371	2,967,371

DrillingInfo, Inc.	Information Services for the Oil and Gas Industry
12% Secured Debt (Maturity - November 20, 2014)		8,000,000	6,779,861	7,770,000
Member Units (Fully diluted 2.1%)			1,085,325	1,230,325
Warrants (Fully diluted 5.0%)			1,250,000	2,930,000
			9,115,186	11,930,325

East Teak Fine Hardwoods, Inc.	Hardwood Products
Common Stock (Fully diluted 5.0%)			480,318	380,000

Houston Plating & Coatings, LLC	Plating & Industrial Coating Services
Prime plus 2% Secured Debt (Maturity - July 18, 2013)		300,000	300,000	300,000
Member Units (7) (Fully diluted 11.1%)			335,000	2,885,000
			635,000	3,185,000

KBK Industries, LLC	Specialty Manufacturer of Oilfield and Industrial Products
14% Secured Debt (Maturity - January 23, 2011)		5,250,000	5,213,893	5,213,893
10% Secured Debt (Maturity - March 31, 2011)		639,940	639,940	639,940
Member Units (7) (Fully diluted 19.3%)			340,833	1,500,333
			6,194,666	7,354,166

Laurus Healthcare, LP	Healthcare Facilities / Services
13% Secured Debt (Maturity - May 7, 2012)		2,275,000	3,062,500	3,062,500
Warrants (Fully diluted 14.1%)			79,505	3,860,000
			3,142,005	6,922,500

Lighting Unlimited, LLC	Commercial and Residential Lighting Products and Design Services
Prime Plus 1% Secured Debt (Maturity - August 22, 2012) (8)		1,033,330	1,029,150	1,029,150
12% current / 2% PIK Secured Debt (Maturity - August 22, 2012)		1,760,101	1,718,546	1,718,546
Warrants (Fully diluted 17.0%)			54,000	—
			2,801,696	2,747,696

Merrick Systems, Inc.	Software and Information Technology
13% Secured Debt (Maturity - May 6, 2015)		3,000,000	2,523,304	2,523,304
Warrants (Fully diluted 6.5%)			450,000	450,000
			2,973,304	2,973,304

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2010

(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Affiliate Investments (4)

Olympus Building Services, Inc.	Custodial/Facilities Services
12% Secured Debt (Maturity - March 27, 2014)		3,150,000	2,968,653	3,050,000
12% Current / 3% PIK Secured Debt (Maturity - March 27, 2014)		1,005,461	1,005,462	1,005,462
Warrants (Fully diluted 22.5%)			470,000	930,000
			4,444,115	4,985,462

Schneider Sales Management, LLC	Sales Consulting and Training
13% Secured Debt (Maturity - October 15, 2013)		3,350,389	3,266,577	2,540,000
Warrants (Fully diluted 13.3%)			45,000	—
			3,311,577	2,540,000

Walden Smokey Point, Inc.	Specialty Transportation/ Logistics
14% current / 4% PIK Secured Debt (Maturity - December 30, 2013)		8,577,868	8,457,322	8,457,322
Common Stock (Fully diluted 12.6%)			1,426,667	2,430,000
			9,883,989	10,887,322

WorldCall, Inc.	Telecommunication/Information Services
13% Secured Debt (Maturity - April 22, 2011)		646,225	646,225	646,225
Common Stock (Fully diluted 9.9%)			296,631	—
			942,856	646,225

Subtotal Affiliate Investments			55,523,049	68,442,197

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2010

(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Non-Control/Non-Affiliate Investments(5):

Alon Refining Krotz Springs, Inc. (9)	Petroleum Products/ Refining
13.5% Secured Debt (Maturity - October 15, 2014)		4,000,000	3,824,172	3,892,825

Bourland & Leverich Supply Co., LLC (9)	Distributor of Oil & Gas Tubular Goods
LIBOR Plus 8.0% Secured Debt (Maturity - August 24, 2015) (8)		4,500,000	4,281,994	4,409,014

Brand Connections, LLC	Venue-Based Marketing and Media
14% Secured Debt (Maturity - April 30, 2015)		7,406,250	7,236,333	7,236,333

Fairway Group Acquisition (9)	Retail Grocery
LIBOR plus 9.5% Secured Debt (Maturity - October 1, 2014) (8)		4,962,500	4,833,206	4,967,194

Full Spectrum Holdings LLC (9)	Professional Services
LIBOR Plus 6.0% Secured Debt (Maturity - December 12, 2012) (8)		1,675,585	1,406,568	1,406,568
Warrants (Fully diluted 0.28%)			412,523	412,523
			1,819,091	1,819,091

Hayden Acquisition, LLC	Manufacturer of Utility Structures
8% Secured Debt (Maturity - October 1, 2010)		1,800,000	1,781,303	250,000

Hoffmaster Group, Inc. (9)	Manufacturer of Specialty Tabletop Products
13.5% Secured Debt (Maturity - June 3, 2017) (8)		5,000,000	4,878,525	4,878,525
LIBOR Plus 5.0% Secured Debt (Maturity - June 13, 2016) (8)		1,519,231	1,461,098	1,461,098
			6,339,623	6,339,623

Managed Healthcare (9)	Healthcare Products
LIBOR plus 3.25% Secured Debt (Maturity - August 31, 2014)		1,987,606	1,523,364	1,659,651

Northland Cable Television, Inc. (9)	Cable Broadcasting
LIBOR Plus 8.0% Secured Debt (Maturity - June 22, 2013)		5,000,000	4,550,000	4,550,000

Rentech, Inc. (9)	Manufacturer of Fertilizer
LIBOR plus 10% Secured Debt (Maturity - July 29, 2014) (8)		3,501,451	3,410,723	3,410,723

Shearer’s Foods, Inc. (9)	Manufacturer of Food / Snacks
LIBOR Plus 9% / 3% PIK Secured Debt (Maturity - March 21, 2016) (8)		4,061,568	3,965,894	4,060,000

Standard Steel, LLC (9)	Manufacturer of Steel Wheels and Axles
12.0% Secured Debt (Maturity - April 30, 2015)		3,000,000	2,898,690	2,962,500

Support Systems Homes, Inc. 15% Secured Debt (Maturity - August 21, 2018)	Manages Substance Abuse Treatment Centers
		576,600	576,600	576,600

Technical Innovations, LLC 13.5% Secured Debt (Maturity - January 16, 2015)	Manufacturer of Specialty Cutting Tools and Punches
		3,050,000	3,016,639	3,050,000

The Tennis Channel, Inc.	Sports Broadcasting/ Media
LIBOR plus 6% / 4% PIK Secured Debt (Maturity-January 1, 2013) (8)		10,315,170	9,927,074	9,927,074
Warrants (Fully diluted 0.11%)			235,487	235,487
			10,162,561	10,162,561

Subtotal Non-Control/Non-Affiliate Investments			60,220,193	59,346,115

Main Street Capital Partners, LLC (Investment Manager)	Asset Management
100% of Membership Interests			4,284,042	1,979,222

Total Portfolio Investments, September 30, 2010			$280,373,499	$303,878,444

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2010

(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Marketable Securities and Idle Funds Investments AL Gulf Coast Terminals, LLC LIBOR plus 5.0% Secured Debt (Maturity - September 21, 2016) (8)	Investments in Secured and Rated Debt Investments, Certificates of Deposit, and Diversified Bond Funds	$7,000,000	$6,806,468	$6,806,468
ATI Acquisition I Corp.
LIBOR plus 5.5% Secured Debt (Maturity - September 14, 2016) (8)		2,900,213	2,853,750	2,853,750
Booz Allen Hamilton Inc.
13% Debt (Maturity - July 5, 2016) (8)		3,593,182	3,734,843	3,700,977
Centerplate, Inc.
LIBOR plus 7.5% Secured Debt (Maturity - September 16, 2016) (8)		3,000,000	2,911,572	2,967,822
Gentiva Health Services, Inc.
LIBOR plus 5.0% Secured Debt (Maturity - September 20, 2016) (8)		3,000,000	2,993,785	2,993,785
MultiPlan, Inc.
LIBOR plus 4.75% Secured Debt (Maturity - August 26, 2017) (8)		4,000,000	3,985,959	3,985,959
Rite Aid Corporation
7.5% Bond (Maturity - March 1, 2017)		2,000,000	1,885,961	1,842,500
SonicWALL, Inc.
LIBOR plus 6.25% Secured Debt (Maturity - August 1, 2016) (8)		2,000,000	2,003,499	2,003,499
Terex Corporation
7.4% Bond (Maturity - January 15, 2014)		2,000,000	2,028,716	2,028,716
Visant Corporation
LIBOR plus 5.25% Secured Debt (Maturity - December 28, 2016) (8)		5,000,000	4,900,000	5,025,000
Vision Solutions, Inc.
LIBOR plus 6.0% Secured Debt (Maturity - July 23, 2016) (8)		2,000,000	1,671,440	1,671,440
Western Refining Inc.
LIBOR plus 7.5% Secured Debt (Maturity - August 1, 2014) (8)		1,741,381	1,702,246	1,702,246
Wyle Services Corporation
LIBOR plus 4.0% Secured Debt (Maturity - September 10, 2016) (8)		3,989,992	3,963,789	3,963,789
Yankee Cable Acquisition, LLC
LIBOR plus 4.5% Secured Debt (Maturity - August 26, 2016) (8)		4,000,000	3,941,028	3,941,028

Other Marketable Securities and Idle Funds Investments (10)		1,479,370	1,479,370	1,479,370

Subtotal Marketable Securities and Idle Funds Investments			46,862,426	46,966,349

Total Investments, September 30, 2010			$327,235,925	$350,844,793

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

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2009

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)

Café Brazil, LLC	Casual Restaurant Group
12% Secured Debt (Maturity - April 20, 2011)		$2,500,000	$2,487,947	$2,500,000
Member Units (7) (Fully diluted 42.3%)			41,837	1,520,000
			2,529,784	4,020,000

CBT Nuggets, LLC	Produces and Sells IT Certification Training Videos
14% Secured Debt (Maturity - December 31, 2013)		1,680,000	1,656,400	1,680,000
10% Secured Debt (Maturity - March 31, 2012)		915,000	915,000	915,000
Member Units (7) (Fully diluted 24.5%)			299,520	1,500,000
			2,870,920	4,095,000

Ceres Management, LLC (Lambs)	Aftermarket Automotive Services Chain
14% Secured Debt (Maturity - May 31, 2013)		2,400,000	2,377,388	2,377,388
Member Units (Fully diluted 42.0%)			1,200,000	920,000
Class B Member Units (Non-voting)			218,395	218,395
9.5% Secured Debt (Lamb’s Real Estate Investment I, LLC) (Maturity - August 31, 2014)		537,500	537,500	537,500
Member Units (7) (Lamb’s Real Estate Investment I, LLC) (Fully diluted 50%)			512,500	512,500
			4,845,783	4,565,783

Condit Exhibits, LLC	Tradeshow Exhibits/ Custom Displays
13% current / 5% PIK Secured Debt (Maturity - July 1, 2013)		2,651,514	2,622,107	2,622,107
Warrants (Fully diluted 28.1%)			300,000	30,000
			2,922,107	2,652,107

Gulf Manufacturing, LLC	Industrial Metal Fabrication
Prime plus 1% Secured Debt (Maturity - August 31, 2012)		1,200,000	1,193,135	1,200,000
13% Secured Debt (Maturity - August 31, 2012)		1,000,000	937,602	998,095
Member Units (7) (Fully diluted 18.4%)			472,000	2,360,000
Warrants (Fully diluted 8.4%)			160,000	1,080,000
			2,762,737	5,638,095

Hawthorne Customs & Dispatch Services, LLC	Transportation/ Logistics
Member Units (7) (Fully diluted 44.4%)			412,500	840,000
Member Units (Wallisville Real Estate, LLC) (7) (Fully diluted 44.4%)			911,085	911,085
			1,323,585	1,751,085

Hydratec Holdings, LLC	Agricultural Services
12.5% Secured Debt (Maturity - October 31, 2012)		2,995,244	2,956,635	2,956,635
Prime plus 1% Secured Debt (Maturity - October 31, 2012)		350,000	338,667	338,667
Member Units (Fully diluted 85.1%)			4,100,000	6,620,000
			7,395,302	9,915,302

Jensen Jewelers of Idaho, LLC	Retail Jewelry
Prime Plus 2% Secured Debt (Maturity - November 14, 2011)		1,044,000	1,035,321	1,044,000
13% current / 6% PIK Secured Debt (Maturity - November 14, 2011)		1,067,437	1,055,154	1,067,437
Member Units (7) (Fully diluted 24.3%)			376,000	290,000
			2,466,475	2,401,437

NAPCO Precast, LLC	Precast Concrete Manufacturing
18% Secured Debt (Maturity - February 1, 2013)		5,923,077	5,837,759	5,923,077
Prime Plus 2% Secured Debt (Maturity - February 1, 2013) (8)		3,384,615	3,361,940	3,384,615
Member Units (7) (Fully diluted 35.3%)			2,020,000	5,220,000
			11,219,699	14,527,692

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2009

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
12% Secured Debt (Maturity - April 1, 2013)		6,342,000	6,298,395	6,298,395
Common Stock (Fully diluted 28.8%)			900,000	270,000
			7,198,395	6,568,395

Quest Design & Production, LLC	Design and Fabrication of Custom Display Systems
Prime plus 2% Secured Debt (Maturity - June 30, 2014)		60,000	60,000	—
10% Secured Debt (Maturity - June 30, 2014)		600,000	465,060	200,000
0% Secured Debt (Maturity - June 30, 2014)		2,060,000	2,060,000	—
Warrants (Fully diluted 40.0%)			1,595,858	—
Warrants (Fully diluted 20.0%)			40,000	—
			4,220,918	200,000

Thermal & Mechanical Equipment, LLC	Heat Exchange / Filtration Products and Services
13% current / 5% PIK Secured Debt (Maturity - September 25, 2014)		3,345,132	3,301,405	3,301,405
Prime plus 2% Secured Debt (Maturity - September 25, 2014) (8)		1,050,000	1,043,471	1,043,471
Warrants (Fully diluted 30.0%)			600,000	600,000
			4,944,876	4,944,876

Uvalco Supply, LLC	Farm and Ranch Supply
Member Units (Fully diluted 39.6%) (7)			1,113,243	1,390,000

Ziegler’s NYPD, LLC	Casual Restaurant Group
Prime plus 2% Secured Debt (Maturity - October 1, 2013) (8)		600,000	595,252	595,252
13% current / 5% PIK Secured Debt (Maturity - October 1, 2013)		2,808,544	2,775,643	2,775,643
Warrants (Fully diluted 28.6%)			360,000	360,000
			3,730,895	3,730,895

Subtotal Control Investments			59,544,719	66,400,667

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2009

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Affiliate Investments (4)

Advantage Millwork Company, Inc.	Manufacturer/Distributor of Wood Doors
12% Secured Debt (Maturity - February 5, 2012)		3,066,667	2,970,656	1,200,000
Warrants (Fully diluted 12.2%)			97,808	—
			3,068,464	1,200,000

American Sensor Technologies, Inc.	Manufacturer of Commercial/ Industrial Sensors
Prime plus 0.5% Secured Debt (Maturity - May 31, 2010) (8)		3,800,000	3,800,000	3,800,000
Warrants (Fully diluted 19.6%)			49,990	820,000
			3,849,990	4,620,000

California Healthcare Medical Billing, Inc.	Healthcare Billing and Records Management
12% Secured Debt (Maturity - October 17, 2013)		1,410,000	1,182,803	1,275,400
12% Current / 6% PIK Secured Debt (Maturity - October 17, 2013)		858,794	842,583	842,583
Common Stock (Fully diluted 6.0%)			390,000	1,180,000
Warrants (Fully diluted 12.0%)			240,000	1,280,000
			2,655,386	4,577,983

Compact Power Equipment Centers, LLC	Light to Medium Duty Equipment Rental
12% Secured Debt (Maturity - September 23, 2014)		1,800,000	1,778,702	1,778,702
Member Units (Fully diluted 6.9%)			688	688
			1,779,390	1,779,390

Houston Plating & Coatings, LLC	Plating & Industrial Coating Services
Prime plus 2% Secured Debt (Maturity - July 19, 2011)		100,000	100,000	100,000
Prime plus 2% Secured Debt (Maturity - July 18, 2013)		200,000	200,000	200,000
Member Units (7) (Fully diluted 11.1%)			335,000	3,565,000
			635,000	3,865,000

Indianapolis Aviation Partners, LLC	FBO / Aviation Support Services
12% Secured Debt (Maturity - September 15, 2014)		2,700,000	2,444,759	2,444,759
Warrants (Fully diluted 9.1%)			450,000	450,000
Warrants (Fully diluted 9.0%)			227,571	227,571
			3,122,330	3,122,330

KBK Industries, LLC	Specialty Manufacturer of Oilfield and Industrial Products
14% Secured Debt (Maturity - January 23, 2011)		3,937,500	3,853,825	3,853,825
8% Secured Debt (Maturity - March 1, 2010)		93,750	93,750	93,750
8% Secured Debt (Maturity - March 31, 2010)		450,000	450,000	450,000
Member Units (7) (Fully diluted 14.5%)			187,500	460,000
			4,585,075	4,857,575

Laurus Healthcare, LP	Healthcare Facilities / Services
13% Secured Debt (Maturity - May 7, 2012)		2,275,000	2,275,000	2,275,000
Warrants (Fully diluted 17.5%)			105,000	4,400,000
			2,380,000	6,675,000

National Trench Safety, LLC	Trench & Traffic Safety Equipment
10% PIK Debt (Maturity - April 16, 2014)		447,203	447,203	447,203
Member Units (Fully diluted 11.7%)			1,792,308	700,000
			2,239,511	1,147,203

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2009

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Affiliate Investments (4)

Olympus Building Services, Inc.	Custodial/Facilities Services
12% Secured Debt (Maturity - March 27, 2014)		1,890,000	1,726,931	1,830,000
12% Current / 3% PIK Secured Debt (Maturity - March 27, 2014)		342,782	342,782	342,782
Warrants (Fully diluted 13.5%)			150,000	480,000
			2,219,713	2,652,782

Pulse Systems, LLC Warrants (Fully diluted 7.4%)	Manufacturer of Components for Medical Devices
			132,856	340,000

Schneider Sales Management, LLC	Sales Consulting and Training
13% Secured Debt (Maturity - October 15, 2013)		1,980,000	1,927,700	1,927,700
Warrants (Fully diluted 12.0%)			45,000	—
			1,972,700	1,927,700

Vision Interests, Inc.	Manufacturer/ Installer of Commercial Signage
13% Secured Debt (Maturity - June 5, 2012)		3,760,000	3,622,160	3,220,000
Common Stock (Fully diluted 8.9%)			372,000	—
Warrants (Fully diluted 11.2%)			160,000	—
			4,154,160	3,220,000

Walden Smokey Point, Inc.	Specialty Transportation/ Logistics
14% current / 4% PIK Secured Debt (Maturity - December 30, 2013)		4,995,200	4,915,014	4,915,014
Common Stock (Fully diluted 7.6%)			600,000	1,240,000
			5,515,014	6,155,014

WorldCall, Inc.	Telecommunication/ Information Services
13% Secured Debt (Maturity - April 22, 2011)		646,225	646,225	646,225
Common Stock (Fully diluted 9.9%)			296,631	100,000
			942,856	746,225

Subtotal Affiliate Investments			39,252,445	46,886,202

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2009

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Non-Control/Non-Affiliate Investments(5):

Alon Refining Krots (9)	Petroleum Refiner
13.5% Secured Debt (Maturity - October 15, 2014)		2,400,000	2,911,128	2,911,128

Apria Healthcare Group Inc. (9)	Healthcare Services
11.25% Senior Secured Notes (Maturity - November 1, 2014)		7,200,000	7,335,318	7,956,000

Audio Messaging Solutions, LLC	Audio Messaging Services
12% Secured Debt (Maturity - May 8, 2014)		3,376,800	3,144,392	3,144,392
Warrants (Fully diluted 5.0%)			215,040	380,000
			3,359,432	3,524,392

DrillingInfo, Inc.	Information Services for the Oil and Gas Industry
12% Secured Debt (Maturity - November 19, 2014)		4,800,000	3,986,221	3,986,221
Warrants (Fully diluted 3.0%)			750,000	750,000
			4,736,221	4,736,221

East Teak Fine Hardwoods, Inc.	Hardwood Products
Common Stock (Fully diluted 3.3%)			178,780	560,000

Fairway Group Acquisition (9)	Retail Grocery Store
LIBOR plus 9.5% Secured Debt (Maturity - October 1, 2014) (8)		3,000,000	2,280,805	2,280,805

Hayden Acquisition, LLC	Manufacturer of Utility Structures
8% Secured Debt (Maturity - August 9, 2010)		1,800,000	1,781,303	300,000

Managed Healthcare (9)	Healthcare Products
LIBOR plus 3.25% Secured Debt (Maturity - August 31, 2014)		2,000,000	1,463,202	1,670,000

Support Systems Homes, Inc.	Manages Substance Abuse Treatment Centers
15% Secured Debt (Maturity - August 21, 2018)		226,461	226,461	226,461

Technical Innovations, LLC 13.5% Secured Debt (Maturity - January 16, 2015)	Manufacturer of Specialty Cutting Tools and Punches
		3,250,000	3,210,176	3,251,280

Subtotal Non-Control/Non-Affiliate Investments			27,482,826	27,416,287

Main Street Capital Partners, LLC (Investment Manager)	Asset Management
100% of Membership Interests			18,000,000	16,036,838

Total Portfolio Investments, December 31, 2009			144,279,990	156,739,994

Marketable Securities and Idle Funds Investments	Investments in Secured and Rated Debt Investments, Certificates of Deposit, and Diversified Bond Funds
Western Refining Inc.
LIBOR plus 5% Secured Term Loan (Maturity - May 30, 2014) (8)		1,773,878	1,727,770	1,727,770
Pharmanet Development Group, Inc.
LIBOR plus 7% Secured Term Loan (Maturity - May 29, 2014) (8)		987,500	686,534	686,534
Other Marketable Securities and Idle Funds Investments		339,000	838,650	838,650

Total Marketable Securities and Idle Funds Investments, December 31, 2009			3,252,954	3,252,954

Total Investments, December 31, 2009			$147,532,944	$159,992,948

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

2.                                      Basis of Presentation

Main Street’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). For the three and nine months ended September 30, 2010 and 2009, the consolidated financial statements of Main Street include the accounts of MSCC, MSMF, and the Taxable Subsidiaries.  The three and nine months ended September 30, 2010 also include the accounts of MSC II and related entities.  To allow for more relevant disclosure of Main Street’s “core” investment portfolio, “core” portfolio investments, as used herein, refers to all of Main Street’s portfolio investments in lower middle market companies, excluding the Investment Manager, private placement portfolio investments, and all “Marketable securities and idle funds investments.”  Private placement portfolio investments include investments made through direct or secondary purchases of interest-bearing securities in companies that are generally larger in size than the lower middle market companies included in Main Street’s core portfolio.  The Investment Manager is accounted for as a portfolio investment (see Note D).  “Marketable securities and idle funds investments” are classified as financial instruments and are reported separately on Main Street’s Consolidated Balance Sheets and Consolidated Schedule of Investments due to the nature of such investments (See Note B.9). Main Street’s results of operations and cash flows for the three and nine months ended September 30, 2010 and 2009, and financial position as of September 30, 2010 and December 31, 2009, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current financial statement presentation, including the reclassification of private placement portfolio investments which were formerly classified as “Marketable securities and idle funds investments” and are now classified as portfolio investments in the “Non-Control/Non-Affiliate investments” category due to Main Street’s current intent to hold such investments until their maturity and the fact that their terms adhere more to Main Street’s portfolio investment strategy.

The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of

Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2009. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the Audit and Accounting Guide for Investment Companies issued by the American Institute of Certified Public Accountants (the “AICPA Guide”), Main Street is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company. An exception to this general principle in the AICPA Guide occurs if Main Street owns a controlled operating company that provides all or substantially all of its services directly to Main Street or to an investment company of Main Street. None of the investments made by Main Street qualify for this exception. Therefore, Main Street’s portfolio investments are carried on the balance sheet at fair value, as discussed further in Note B, with any adjustments to fair value recognized as “Net Change in Unrealized Appreciation (Depreciation)” on the Statement of Operations until the investment is exited, resulting in any gain or loss on exit being recognized as a “Net Realized Gain (Loss) from Investments.”

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

For valuation purposes, non-control core portfolio investments are composed of debt and equity securities for which Main Street does not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company’s board of directors.  Market quotations for non-control investments are generally not readily available. For non-control core portfolio investments, Main Street uses a combination of the market and income approaches to value its equity investments and the income approach to value its debt instruments. For non-control debt investments, Main Street determines the fair value primarily using a yield approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Main Street’s estimate of the expected repayment date of a debt security is generally the legal maturity date of the instrument, as Main Street generally intends to hold its loans to maturity. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. Main Street will use the value determined by the yield analysis as the fair value for that security; however, because of Main Street’s general intent to hold its loans to maturity, the fair value will not exceed the face amount of the debt security. A change in the assumptions that Main Street uses to estimate the fair value of its debt securities using the yield analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or a debt security is in workout status, Main Street may consider other factors in determining the fair value of a debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis.

Main Street uses a standard internal portfolio investment rating system in connection with its investment oversight, portfolio management/analysis and investment valuation procedures. This system takes into account both quantitative and qualitative factors of the portfolio company and the investments held.

Pursuant to its internal valuation process, Main Street performs valuation procedures on each core portfolio company once a quarter. In addition to its internal valuation process, in arriving at estimates of fair value for portfolio companies, Main Street, among other things, consults with a nationally recognized independent advisor. The nationally recognized independent advisor is generally consulted relative to each core portfolio investment at least once in every calendar year, and for new core portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent advisor on one or more portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a core portfolio company is determined to be insignificant relative to the total investment portfolio. Main Street consulted with its independent advisor in arriving at Main Street’s determination of fair value on a total of 26 core portfolio companies for the nine months ended September 30, 2010, representing approximately 66% of the total core portfolio investments at fair value as of September 30, 2010. Main Street consulted with its advisor relative to Main Street’s determination of fair value on 8, 10, and 8 portfolio investments for the quarters ended March 31, 2010, June 30, and September 30, 2010, respectively.  The Board of Directors of Main Street has the final responsibility for reviewing and approving, in good faith, Main Street’s estimate of the fair value for the investments consistent with the 1940 Act requirements.

Main Street’s private placement portfolio investments primarily consist of direct or secondary purchases of interest-bearing securities in companies that are generally larger in size than the lower middle market companies included in Main Street’s core portfolio.  For valuation purposes, all of Main Street’s private placement portfolio investments are non-control investments and are composed of debt securities for which Main Street does not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company’s board of directors.  Main Street primarily uses observable inputs to determine the fair value of these investments through obtaining third party quotes or other independent pricing.  As of September 30, 2010, Main Street had privately placed portfolio investments in 10 companies collectively totaling approximately $38.1 million in fair value with a total cost basis of approximately $37.4 million.  The median revenues for the 10 privately placed portfolio company investments was approximately $238 million.  All of Main Street’s privately placed portfolio investments were in the form of secured debt investments and 63% of such debt investments at cost were secured by first priority liens on portfolio company assets.  The weighted average effective yield on Main Street’s privately placed portfolio debt investments was approximately 13.5% as of September 30, 2010.

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

Main Street believes its investments as of September 30, 2010 and December 31, 2009 approximate fair value as of those dates based on the market in which Main Street operates and other conditions in existence at those reporting periods.

2.                                      Interest and Dividend Income

Interest and dividend income is recorded on the accrual basis to the extent amounts are expected to be collected. Dividend income is recorded as dividends are declared or at the point an obligation exists for the portfolio company to make a distribution. In accordance with Main Street’s valuation policy, accrued interest and dividend income is evaluated periodically for collectability. When a loan or debt security becomes 90 days or more past due, and if Main Street otherwise does not expect the debtor to be able to service all of its debt or other obligations, Main Street will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding ability to service the debt or other obligations, or if a loan or debt security is fully impaired, sold or written off, it will be removed from non-accrual status.

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

As of September 30, 2010, Main Street had two investments on non-accrual status, which comprised approximately 2.7% of the total investment portfolio at fair value. At December 31, 2009, Main Street had three investments on non-accrual status, which comprised approximately 1.1% of the investment portfolio at fair value.

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

5.                                      Share-Based Compensation

Main Street accounts for its share-based compensation plans using the fair value method, as prescribed by ASC 718, Compensation — Stock Compensation. Accordingly, for restricted stock awards, Main Street measures the grant date fair value based upon the market price of its common stock on the date of the grant and amortizes that fair value to share-based compensation expense over the requisite service period or vesting term.

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

The SBIC debentures remain a strategic advantage due to their flexible structure, long-term duration, and low fixed interest rates. As part of the Exchange Offer Transactions, Main Street elected the fair value option under ASC 825, Financial Instruments (“ASC 825”) relating to accounting for debt obligations at their fair value, for those SBIC debentures acquired (the “Acquired Debentures”).  The fair value option was elected for the Acquired Debentures as part of the acquisition accounting related to the Exchange Offer.  In order to provide for a more consistent basis of presentation, Main Street has elected and will continue to elect the fair value option for SBIC debentures issued by MSC II subsequent to the Exchange Offer.  Once the fair value option is elected for a given SBIC debenture, the deferred loan costs associated with the debenture are fully expensed in the current period to “Net Change in Unrealized Appreciation (Depreciation) — SBIC debentures” as part of the fair value adjustment.  Interest associated with SBIC debentures valued at fair value is expensed to “Interest” expense.

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

As a result of the Exchange Offer Transactions, the net earnings attributable to the remaining externally owned noncontrolling interest in MSC II is excluded from all per share amounts presented and the per share amounts only reflect the net earnings attributable to Main Street’s ownership interest in MSC II.

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

NOTE C — FAIR VALUE HIERARCHY FOR INVESTMENTS AND MARKED DEBENTURES

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

As of September 30, 2010 and December 31, 2009, all of Main Street’s private placement portfolio investments, marketable securities and idle funds investments consisted primarily of investments in secured debt investments, independently rated debt investments, certificates of deposit, and diversified bond funds. The fair value determination for these investments primarily consisted of observable inputs in non-active markets. As a result, all of Main Street’s private placement portfolio investments, marketable securities and idle funds investments were categorized as Level 2 as of September 30, 2010 and December 31, 2009.

As of September 30, 2010 and December 31, 2009, all of Main Street’s core portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s core portfolio investments were categorized as Level 3. The fair value determination of each portfolio investment required one or more of the following unobservable inputs:

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

•                  Contractual rights, obligations or restrictions associated with the investment; and

•                  Other factors deemed relevant.

The following table provides a summary of changes in fair value of Main Street’s Level 3 portfolio investments for the nine months ended September 30, 2010:

						Net	Net
			Accretion of	Redemptions/		Changes from	Unrealized
Type of	December 31, 2009	MSC II	Unearned	Repayments/	New	Unrealized	Appreciation	September 30, 2010
Investment	Fair Value	Exchange Offer	Income	Exits (1)	Investments (1)	to Realized	(Depreciation)	Fair Value
Debt	$84,309,980	$56,143,458	$893,157	$(13,054,894)	$42,647,916	$3,860,978	$774,471	$175,575,066
Equity	30,377,672	9,066,290	—	(1,347,881)	15,922,394	(485,735)	1,583,771	55,116,511
Equity warrants	11,197,571	5,864,324	—	(3,678,017)	3,733,854	(327,983)	6,184,714	22,974,463
Investment Manager	16,036,838	(13,715,958)	—	—	—	—	(341,658)	1,979,222
	$141,922,061	$57,358,114	$893,157	$(18,080,792)	$62,304,164	$3,047,260	$8,201,298	$255,645,262

(1)                                  Includes the impact of non-cash conversions

The following table provides a summary of changes in fair value of the Level 3 SBIC Debentures recorded at fair value for the nine months ended September 30, 2010:

		SBIC Debentures			Net
		Acquired in			Unrealized
Type of	December 31, 2009	MSC II		New SBIC	(Appreciation)	September 30, 2010
Investment	Fair Value	Exchange Offer	Repayments	Debentures	Depreciation	Fair Value
SBIC Debentures at fair value	$—	$53,139,092	$—	$25,000,000	$(5,532,942)	$72,606,150

At September 30, 2010 and December 31, 2009, Main Street’s investments and SBIC Debentures at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At September 30, 2010	Fair Value	(Level 1)	(Level 2)	(Level 3)

Core portfolio investments	$263,828,601	$—	$10,162,561	$253,666,040
Private placement portfolio investments	38,070,621	—	38,070,621	—
Investment in affiliated Investment Manager	1,979,222	—	—	1,979,222

Total portfolio investments	303,878,444	—	48,233,182	255,645,262

Marketable securities and idle funds investments	46,966,349	—	46,966,349	—

Total investments	$350,844,793	$—	$95,199,531	$255,645,262

SBIC Debentures at fair value	$72,606,150	$—	$—	$72,606,150

		Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At December 31, 2009	Fair Value	(Level 1)	(Level 2)	(Level 3)

Core portfolio investments	$125,885,223	$—	$—	$125,885,223
Private placement portfolio investments	14,817,933	—	14,817,933	—
Investment in affiliated Investment Manager	16,036,838	—	—	16,036,838

Total portfolio investments	156,739,994	—	14,817,933	141,922,061

Marketable securities and idle funds investments	3,252,954	—	3,252,954	—

Total investments	$159,992,948	$—	$18,070,887	$141,922,061

For the nine months ended September 30, 2010, there were no transfers within the three fair value hierarchy levels.

Core Portfolio Investments

Main Street’s core portfolio investments principally consist of secured debt, equity warrants and direct equity investments in privately held, lower middle market companies. The core debt investments are secured by either a first or second lien on the assets of the portfolio company, generally bear interest at fixed rates, and generally mature between five and seven years from the original investment. In most core portfolio companies, Main Street also receives nominally priced equity warrants and/or makes direct equity investments, usually in connection with a debt investment.

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

Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including repayment of a debt investment or sale of an equity interest. Revenue recognition in any given year could be highly concentrated among several core portfolio companies. For the nine months ended September 30, 2010 and 2009, Main Street did not record investment income from any core portfolio company in excess of 10% of total investment income.

As of September 30, 2010, Main Street had debt and equity investments in 41 core portfolio companies with an aggregate fair value of $263.8 million and a weighted average effective yield on its debt investments of approximately 14.9%. Approximately 78% of Main Street’s total core portfolio investments at cost were in the form of debt investments and 86% of such debt investments at cost were secured by first priority liens on the assets of Main Street’s portfolio companies as of September 30, 2010. At September 30, 2010, Main Street had equity ownership in approximately 90% of its core portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 34%. As of December 31, 2009, Main Street had debt and equity investments in 35 core portfolio companies with an aggregate fair value of $125.9 million and a weighted average effective yield on its debt investments of approximately 14.3%. The weighted average yields were computed using the effective interest rates for all debt investments at September 30, 2010 and December 31, 2009, including amortization of deferred debt origination fees and accretion of original issue discount but excluding liquidation fees payable upon repayment and any debt investments on non-accrual status.

Summaries of the composition of Main Street’s core investment portfolio at cost and fair value as a percentage of total core portfolio investments are shown in the following table:

Cost:	September 30, 2010	December 31, 2009
First lien debt	67.5%	69.3%
Equity	16.2%	13.4%
Second lien debt	10.7%	10.7%
Equity warrants	5.6%	6.6%
	100.0%	100.0%

Fair Value:	September 30, 2010	December 31, 2009
First lien debt	60.3%	57.4%
Equity	19.3%	19.5%
Equity warrants	10.3%	13.5%
Second lien debt	10.1%	9.6%
	100.0%	100.0%

The following table shows the core portfolio composition by geographic region of the United States at cost and fair value as a percentage of total core portfolio investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	September 30, 2010	December 31, 2009
Southwest	45.3%	50.1%
West	33.6%	28.6%
Southeast	10.2%	9.0%
Northeast	6.2%	5.4%
Midwest	4.7%	6.9%
	100.0%	100.0%

Fair Value:	September 30, 2010	December 31, 2009
Southwest	45.8%	51.1%
West	32.4%	28.4%
Southeast	10.4%	8.4%
Northeast	6.4%	5.8%
Midwest	5.0%	6.3%
	100.0%	100.0%

Main Street’s core portfolio investments are generally in lower middle market companies conducting business in a variety of industries. Set forth below are tables showing the composition of Main Street’s core portfolio investments by industry at cost and fair value as of September 30, 2010 and December 31, 2009:

Cost:	September 30, 2010	December 31, 2009
Professional services	13.6%	12.7%
Equipment rental	8.8%	3.6%
Retail	7.9%	7.5%
Industrial equipment	7.7%	6.4%
Media/Marketing	7.3%	0.0%
Metal fabrication	6.9%	2.5%
Information services	5.5%	5.1%
Electronics manufacturing	5.3%	7.1%
Health care services	5.2%	4.7%
Transportation/Logistics	4.9%	6.1%
Precast concrete manufacturing	4.7%	9.7%
Industrial services	3.7%	5.0%
Restaurant	3.5%	5.6%
Agricultural services	3.0%	6.6%
Custom wood products	2.8%	6.7%
Consumer Products	2.7%	0.0%
Manufacturing	2.6%	4.1%
Governmental services	1.9%	2.0%
Health care products	1.3%	3.0%
Infrastructure products	0.7%	1.6%
	100.0%	100.0%

Fair Value:	September 30, 2010	December 31, 2009
Professional services	13.1%	12.2%
Equipment rental	7.6%	2.3%
Retail	7.4%	6.6%
Health care services	7.3%	9.1%
Metal fabrication	6.9%	4.5%
Industrial equipment	6.6%	5.2%
Media/Marketing	6.6%	0.0%
Information services	5.9%	4.4%
Precast concrete manufacturing	5.3%	11.5%
Electronics manufacturing	5.0%	6.2%
Transportation/Logistics	5.0%	6.3%
Industrial services	4.7%	7.0%
Restaurant	3.9%	6.2%
Agricultural services	3.5%	7.9%
Manufacturing	2.8%	3.9%
Custom wood products	2.7%	1.6%
Consumer Products	2.5%	0.0%
Governmental services	1.9%	2.1%
Health care products	1.2%	2.9%
Infrastructure products	0.1%	0.1%
	100.0%	100.0%

At September 30, 2010, Main Street had no investments that were greater than 10% of its total core investment portfolio at fair value.  At December 31, 2009, Main Street had one investment that was greater than 10% of its total core investment portfolio at fair value. That investment represented approximately 12% of the core portfolio at fair value.

NOTE D — WHOLLY OWNED INVESTMENT MANAGER

As part of the Formation Transactions, the Investment Manager became a wholly owned subsidiary of MSCC. However, the Investment Manager is accounted for as a portfolio investment, since the Investment Manager is not an investment company and since it conducts a significant portion of its investment management activities for parties outside of MSCC and its consolidated subsidiaries. The Investment Manager receives recurring investment management fees from MSC II pursuant to a separate investment advisory agreement.  The payments due under the investment advisory agreement were fixed at $3.3 million per year, paid quarterly, until September 30, 2010.  Subsequent to September 30, 2010, under the investment advisory agreement, MSC II is obligated to pay a 2% annualized management fee based upon MSC II assets under management.  Subsequent to the closing of the Exchange Offer, the investment in the Investment Manager was reduced to reflect the pro rata portion of the MSC II management fees acquired by MSCC.  The Investment Manager also receives certain management, consulting and advisory fees for providing these services for third parties, and collectively with the MSC II management fees attributable to the remaining noncontrolling interest in MSC II, the “External Services.”  The portfolio investment in the Investment Manager is accounted for using fair value accounting, with the fair value determined by Main Street and approved, in good faith, by Main Street’s Board of Directors, based on the same valuation methodologies applied to determine the original valuation. The valuation for the Investment Manager is based on the total estimated present value of the net cash flows received for the External Services, over the estimated dollar averaged life of the related investment management, advisory or consulting contract, and is also based on comparable public market transactions. The net cash flows utilized in the valuation of the Investment Manager exclude any revenues and expenses from MSCC and its subsidiaries, but include the revenues attributable to External Services, and are reduced by an estimated allocation of costs related to providing such External Services. Any change in fair value of the investment in the Investment Manager is recognized on Main Street’s statement of operations as “Unrealized appreciation (depreciation) in Investment in affiliated Investment Manager,” with a corresponding increase (in the case of appreciation) or decrease (in the case of depreciation) to “Investment in affiliated Investment Manager” on Main Street’s balance sheet. As part of the Exchange Offer Transactions, the investment in the Investment Manager was reduced $13.7 million and recorded against “Additional paid-in capital” as an adjustment to the original valuation recorded as part of the Formation Transactions.  Main Street believes that the valuation for the Investment Manager will generally decrease over the life of the investment management, advisory and consulting contracts attributable to third parties, absent obtaining additional recurring cash flows from performing External Services for other external investment entities or other third parties.

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

MSCC has a support services agreement with the Investment Manager that is structured to provide reimbursement to the Investment Manager for any personnel, administrative and other costs it incurs in conducting its operational and investment management activities in excess of the fees received for providing management advisory services. As a wholly owned subsidiary of MSCC, the Investment Manager manages the day-to-day operational and investment activities of MSCC and its subsidiaries. The Investment Manager pays personnel and other administrative expenses, except those specifically required to be borne by MSCC which principally include direct costs that are specific to MSCC’s status as a publicly traded entity. The expenses paid by the Investment Manager include the cost of salaries and related benefits, rent, equipment and other administrative costs required for day-to-day operations.

Pursuant to the support services agreement with MSCC, the Investment Manager is reimbursed by MSCC for its excess cash expenses associated with providing investment management and other services to MSCC and its subsidiaries, as well as third parties. Each quarter, as part of the support services agreement, MSCC makes payments to cover all cash expenses incurred by the Investment Manager, less fees that the Investment Manager receives pursuant to long-term investment advisory agreements and consulting agreements.  Subsequent to the consolidation of MSC II in connection with the Exchange Offer, the management fees paid by MSC II to the Investment Manager are now included in “Expenses reimbursed to affiliated Investment Manager” on the Statement of Operations along with any additional net costs reimbursed by MSCC to the Investment Manager pursuant to the support services agreement.  For the nine months ended September 30, 2010, the expenses reimbursed by MSCC and management fees paid by MSC II to the Investment Manager totaled $3.6 million.  For the nine months ended September 30, 2009, the expenses reimbursed by MSCC to the Investment Manager were $0.3 million.

In its separate stand-alone financial statements as summarized below, the Investment Manager recognized an $18 million intangible asset related to the investment advisory agreement with MSC II consistent with Staff Accounting Bulletin No. 54, Application of “Pushdown” Basis of Accounting in Financial Statements of Subsidiaries Acquired by Purchase (“SAB 54”). Under SAB 54, push-down accounting is required in “purchase transactions that result in an entity becoming substantially wholly owned.” In this case, MSCC acquired 100% of the equity interests in the Investment Manager. Because the $18 million value attributed to MSCC’s investment in the Investment Manager was derived from the long-term, recurring management fees under the investment advisory agreement with MSC II, the same methodology used to determine the $18 million valuation of the Investment Manager was utilized to establish the push-down accounting basis for the intangible asset. The intangible asset is being amortized over the estimated economic life of the investment advisory agreement with MSC II.  For the nine months ended September 30, 2010 and 2009, the Investment Manager recognized $804,880 and $767,694 in amortization expense associated with the intangible asset. Amortization expense is not included in the expenses reimbursed by MSCC to the Investment Manager based upon the support services agreement since it is non-cash in nature.

Summarized financial information from the separate financial statements of the Investment Manager is as follows:

	As of September 30,	As of December 31,
	2010	2009
	(Unaudited)

Cash	$78,092	$70,882
Accounts receivable	146,106	24,796
Accounts receivable - MSCC	710,779	217,422
Intangible asset (net of accumulated amortization of $2,929,677 and $2,124,797 as of September 30, 2010 and December 31, 2009, respectively)	15,070,323	15,875,203
Deposits and other	103,443	80,719
Total assets	$16,108,743	$16,269,022

Accounts payable and accrued liabilities	$1,182,993	$538,391
Equity	14,925,750	15,730,631
Total liabilities and equity	$16,108,743	$16,269,022

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)

Management fee income from Main Street Capital II	$831,300	$831,300	$2,493,900	$2,493,900
Other management advisory fees	136,955	116,187	327,050	230,312
Total income	968,255	947,487	2,820,950	2,724,212

Salaries, benefits and other personnel costs	(1,083,572)	(1,039,696)	(3,251,316)	(2,509,505)
Occupancy expense	(78,371)	(86,982)	(231,614)	(263,303)
Professional expenses	(2,262)	(12,883)	(67,642)	(25,515)
Amortization expense - intangible asset	(274,094)	(261,431)	(804,880)	(767,694)
Other expenses	(124,463)	(34,163)	(410,989)	(232,064)
Expense reimbursement from MSCC	320,413	226,237	1,140,611	306,175
Total net expenses	(1,242,349)	(1,208,918)	(3,625,830)	(3,491,906)
Net income	$(274,094)	$(261,431)	$(804,880)	$(767,694)

NOTE E — SBIC DEBENTURES

SBIC debentures payable at September 30, 2010 and December 31, 2009 were $180 million and $65 million, respectively.  SBIC debentures provide for interest to be paid semi-annually, with principal due at the applicable 10-year maturity date. The weighted average interest rate as of September 30, 2010 and December 31, 2009 was 5.22% and 5.04%, respectively. The first principal maturity due under the existing SBIC debentures is in 2013, and the weighted average duration is approximately 7.3 years.  For the nine months ended September 30, 2010, Main Street recognized $5.9 million in interest expense attributable to the SBIC debentures.  In accordance with SBA regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA. The Funds are subject to annual compliance examinations by the SBA. There have been no historical findings resulting from these examinations.

As of September 30, 2010, the recorded value of the SBIC debentures was $157.6 million which consisted of (i) $72.6 million recorded at fair value, or $22.4 million less than the face value of these SBIC debentures, and (ii) $85 million reported at face value and held in MSMF, the SBIC that was owned by Main Street prior to the Exchange Offer.  As of September 30, 2010, had Main Street adopted the fair value option under ASC 825 for all of its SBIC debentures, Main Street estimates the fair value of its SBIC debentures would be approximately $143.4 million, or $36.6 million less than the face value of the SBIC debentures.

NOTE F — CREDIT FACILITY

On September 20, 2010, Main Street entered into an $85 million, three-year credit facility (the “Credit Facility”) with a group of bank lenders.  The Credit Facility replaces Main Street’s prior $30 million credit facility.  The purpose of the Credit Facility is to provide additional liquidity in support of future investment and operational activities. The Credit Facility provides several benefits to Main Street, including (i) an expansion of the total committed facility size to $85 million compared with Main Street’s prior $30 million credit facility, (ii) increased advance rates applicable to Main Street’s eligible investments, (iii) the addition of three new lender participants further diversifying Main Street’s lender group, (iv) an extension of the maturity date to September 20, 2013, and (v) reduced LIBOR interest rate pricing with no contractual floor.  The Credit Facility allows for an increase in the total size of the facility up to $150 million, subject to certain conditions. Borrowings under the Credit Facility bear interest, subject to Main Street’s election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.50% or (ii) the applicable base rate plus 1.50%. Main Street pays unused commitment fees of 0.375% per annum on the average unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the assets of the Funds. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining an interest coverage ratio of at least 2.0 to 1.0, (ii) maintaining an asset coverage ratio of at least 2.5 to 1.0, and (iii) maintaining a minimum tangible net worth. At September 30, 2010, Main Street had no borrowings outstanding under the Credit Facility and recognized $314,628 in interest expense for the nine months ended September 30, 2010 related to its credit facilities.  As of September 30, 2010, Main Street was in compliance with all financial covenants of the Credit Facility.

NOTE G — FINANCIAL HIGHLIGHTS

	Nine Months Ended September 30,
Per Share Data:	2010	2009

Net asset value at beginning of period	$11.96	$12.20

Net investment income (1) (3)	0.81	0.69
Net realized gains (losses) from investments (1) (2) (3)	(0.19)	0.15
Net change in unrealized appreciation (depreciation) (1) (2) (3)	0.97	0.13
Income tax (provision) benefit (1) (2) (3)	(0.04)	0.08
Bargain purchase gain (1)	0.32	—
Net increase in net assets resulting from operations (1)	1.87	1.05
Net decrease in net assets from dividends paid to stockholders	(1.13)	(1.13)
Accretive effect of public stock offerings (issuing shares above NAV per share)	0.66	—
Accretive effect of Exchange Offer	0.24	—
Decrease due to non-cash impariment of investment in Investment Manager in connection with Exchange Offer Transactions	(0.73)	—
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.05	—
Other (4)	(0.19)	(0.11)
Net asset value at September 30, 2010 and 2009	$12.73	$12.01

Market value at September 30, 2010 and 2009	$15.89	$14.23
Shares outstanding at September 30, 2010 and 2009	18,666,187	10,749,640

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

	Nine Months
	Ended September 30,
	2010	2009
Net assets at end of period	$237,690,626	$129,062,825
Average net assets	183,347,901	118,259,377
Average outstanding debt	147,584,249	55,000,000
Ratio of total expenses, excluding interest expense, to average net assets (1)	2.94%	1.81%
Ratio of total expenses to average net assets (1)	6.22%	4.20%
Ratio of net investment income to average net assets (1)	6.94%	5.69%
Total return based on change in net asset value (2)	18.50%	9.17%

(1)          Not annualized.

(2)          Total return based on change in net asset value was calculated using the sum of ending net asset value plus distributions to stockholders during the period less equity issuances during the period, as divided by the beginning net asset value.

NOTE H — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

Main Street paid monthly dividends of $0.125 per share for each month of January 2010 through September 2010, totaling $16.9 million, or $1.13 per share, for the period.  During September 2010, Main Street declared and accrued a $0.125 per share monthly dividend to be paid in October 2010.  For the nine months ended September 30, 2009, Main Street paid total monthly dividends of approximately $10.8 million, or $1.13 per share, for the period.

The determination of the tax attributes for Main Street’s distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year.  Ordinary dividend distributions from a RIC do not qualify for the 15% maximum tax rate on dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations (which Main Street did not receive during the year-to-date period of 2010).  The tax attributes for dividends will generally include both ordinary income and capital gains but may also include qualified dividends or return of capital.

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

The Taxable Subsidiaries hold certain core portfolio investments for Main Street. The Taxable Subsidiaries are consolidated with Main Street for financial reporting purposes, and the core portfolio investments held by the Taxable Subsidiaries are included in Main Street’s consolidated financial statements. The principal purpose of the Taxable Subsidiaries are to permit Main Street to hold equity investments in portfolio companies which are “pass through” entities for tax purposes in order to comply with the “source income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with Main Street for income tax purposes and may generate income tax expense or income tax benefit as a result of their ownership of various core portfolio investments. This income tax expense or benefit, if any, is reflected in Main Street’s Consolidated Statement of Operations. For the nine months ended September 30, 2010, Main Street recognized an income tax provision of $0.8 million primarily consisting of deferred tax expense related to net unrealized appreciation on certain portfolio investments held by the Taxable Subsidiaries.

Listed below is a reconciliation of “Net Increase (Decrease) in Net Assets Resulting From Operations” to taxable income and to total distributions declared to common stockholders for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,
	2010	2009
	(estimated)
Net increase (decrease) in net assets resulting from operations	$29,834,253	$10,308,481
Share-based compensation expense	1,049,258	767,218
Net change in unrealized (appreciation) depreciation on investments	(15,941,254)	(1,311,636)
Bargain purchase gain	(4,890,582)	—
Income tax provision (benefit)	779,907	(789,564)
Pre-tax book loss (income) of Taxable Entities not consolidated for tax purposes	5,839,547	(715,378)
Book income and tax income differences, including debt origination, structuring fees and realized gains	1,323,650	267,430
Taxable income	17,994,779	8,526,551
Taxable income earned in prior year and carried forward for distribution in current year	930,925	3,129,725
Ordinary taxable income earned in current period and carried forward for distribution	(2,042,457)	(620,571)
Dividend accrued as of September 30, 2010 and paid in October 2010	2,333,273	—
Total distributions to common stockholders	$19,216,520	$11,035,705

The net deferred tax asset at September 30, 2010 and December 31, 2009 was $2.0 million and $2.7 million, respectively, and primarily related to timing differences from recognition of unrealized and realized depreciation from debt and equity investments in portfolio investments as well as timing differences from taxable income from equity investments in portfolio companies which are “pass through” entities for tax purposes. Management believes that the realization of the deferred tax asset is more likely than not based on expectations as to future taxable income and scheduled reversals of temporary differences. Accordingly, Main Street did not record a valuation allowance related to its deferred tax asset at September 30, 2010.

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

Consummation of the Exchange Offer Transactions provides Main Street with access to additional long-term, low-cost leverage capacity through the SBIC program. The American Recovery and Reinvestment Act of 2009 enacted in February 2009 (the “Stimulus Bill”) increased the maximum amount of combined SBIC leverage (or SBIC leverage cap) to $225 million for affiliated SBIC funds from the previous SBIC leverage cap of approximately $137 million. Since the increase in the SBIC leverage cap applies to affiliated SBIC funds, Main Street is required to allocate such increased borrowing capacity between MSMF and MSC II.  Main Street currently has access to an incremental $45 million in SBIC leverage capacity, subject to the required capitalization of each of the Funds, in addition to the $180 million of existing SBIC leverage at the Funds.

Supplemental pro forma information

The following represents actual operating results for the nine months ended September 30, 2010 and pro forma operating results for the nine months ended September 30, 2009.  The pro forma operating results assume the Exchange Offer Transactions had been completed as of the beginning of the 2009 calendar year:

	Nine Months Ended September 30,
	2010	Pro Forma 2009
	(Unaudited)
	(Dollars in millions except per share amounts)

Total investment income	$24.8	$19.7
Net investment income	$12.7	$9.4
Net increase in net assets resulting from operations attributable to common stock	$28.9	$8.2

Net investment income per share - basic and diluted	$0.81	$0.66
Net increase (decrease) in net assets resulting from operations attributable to common stock per share - basic and diluted	$1.87	$0.59

NOTE J — COMMON STOCK

In August 2010, Main Street completed a public stock offering of 3,220,000 shares of common stock, including the underwriters’ exercise of the over-allotment option, at a price to the public of $15.00 per share, resulting in total net proceeds of approximately $45.8 million, after deducting underwriters’ commissions and offering costs.

In January 2010, Main Street completed a public stock offering of 2,875,000 shares of common stock, including the underwriters’ exercise of the over-allotment option, at a price to the public of $14.75 per share, resulting in total net proceeds of approximately $40.1 million, after deducting underwriters’ commissions and offering costs.

On November 13, 2008, Main Street announced that its Board of Directors authorized its officers, in their discretion and subject to compliance with the 1940 Act and other applicable laws, to purchase on the open market or in privately negotiated transactions, an amount up to $5 million of the outstanding shares of Main Street’s common stock at prices per share not to exceed Main Street’s last reported net asset value per share. The repurchase program terminated as of December 31, 2009. From January through September of 2009, Main Street purchased 164,544 shares in connection with the repurchase program at a weighted average cost of $9.82 per share.

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

For the nine months ended September 30, 2010, $5.9 million of the total $16.9 million in dividends paid to stockholders represented DRIP participation. During this period, Main Street satisfied the DRIP participation requirements with the issuance of 347,474 newly issued shares and with the purchase of 35,572 shares of common stock in the open market. For the nine months ended September 30, 2009, $4.0 million of the total $10.8 million in dividends paid to stockholders represented DRIP participation. Main Street satisfied the DRIP participation requirements with the issuance of 178,780 newly issued shares and with the purchase of 169,742 shares of common stock in the open market. The shares disclosed above relate only to Main Street’s DRIP and exclude any activity related to broker-managed dividend reinvestment plans.

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

On July 1, 2010, Main Street’s Board of Directors approved the issuance of 149,357 shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2008 Equity Incentive Plan.  These shares will vest over a four-year period from the grant date and will be expensed over the four-year service period starting on the grant date.  On July 1, 2009, Main Street’s Board of Directors approved the issuance of 99,312 shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2008 Equity Incentive Plan.  These shares are vesting over a four-year period from the grant date and are being expensed over the four-year service period starting on the grant date.  As of September 30, 2010, there were 1,506,005 shares of restricted stock available for issuance to employees under the Main Street Capital Corporation 2008 Equity Incentive Plan.

On July 1, 2010, a total of 7,920 shares of restricted stock was issued to Main Street’s independent directors pursuant to the Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan.  These shares will vest on the day immediately preceding Main Street’s 2011 annual meeting of stockholders and are being expensed over a one-year service period starting on the grant date.  On July 1, 2009, a total of 8,512 shares of restricted stock was issued to Main Street’s independent directors pursuant to the Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan. These shares vested on the day immediately preceding Main Street’s June 2010 annual meeting of stockholders and were expensed over a one-year service period starting on the grant date.  As of September 30, 2010, there were 163,568 shares of restricted stock available for issuance to non-employee directors under the Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan.

For the nine months ended September 30, 2010 and 2009, Main Street recognized total share-based compensation expense of $1.0 million and $0.8 million, respectively, related to the restricted stock issued to Main Street employees and Main Street’s independent directors.

As of September 30, 2010, there was $4.5 million of total unrecognized compensation expense related to Main Street’s non-vested restricted shares. This compensation expense is expected to be recognized over a weighted-average period of approximately 3.0 years.

NOTE M — COMMITMENTS

At September 30, 2010, Main Street had two outstanding commitments to fund unused revolving loans for up to $1.5 million in total.

NOTE N — SUPPLEMENTAL CASH FLOW DISCLOSURES

Listed below are the supplemental cash flow disclosures for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009
Interest paid	$7,797,985	$3,323,852
Taxes paid	$187,740	$378,560
Non-cash financing activities:
Shares issued in connection with the MSC II Exchange Offer and subsequent purchases	$20,093,091	$—
Shares issued pursuant to the DRIP	$5,392,202	$2,345,116

NOTE O — RELATED PARTY TRANSACTIONS

As discussed further in Note D to the accompanying consolidated financial statements, subsequent to the completion of the Formation Transactions, the Investment Manager is a wholly owned portfolio company of MSCC. At September 30, 2010 and December 31, 2009, the Investment Manager had receivables of $710,779 and $217,422, respectively, due from MSCC related to net cash expenses incurred by the Investment Manager required to support Main Street’s business.

NOTE P — SUBSEQUENT EVENTS

On October 14, 2010, Main Street transferred the listing of its common stock to the New York Stock Exchange (“NYSE”).  Main Street’s common stock continues to trade under its historical ticker symbol “MAIN” on the NYSE.

In October 2010, the Company entered into an investment sub-advisory agreement (the “Agreement”) with the principal investment advisor for a business development company (the “BDC”) that is currently in the registration process with the SEC.  The Agreement, which is subject to several conditions precedent, stipulates that the Company would provide investment management assistance to the BDC in return for certain management and incentive fee compensation.

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

On January 7, 2010, MSCC consummated transactions (the “Exchange Offer”) to exchange 1,239,695 shares of its common stock for approximately 88% of the total dollar value of the limited partner interests in Main Street Capital II, LP (“MSC II” and, together with MSMF, the “Funds”). Pursuant to the terms of the Exchange Offer, 100% of the membership interests in the general partner of MSC II, Main Street Capital II GP, LLC (“MSC II GP”), were also transferred to MSCC for no consideration. MSC II commenced operations in January 2006, is an investment fund that operates as an SBIC and is also managed by the Investment Manager. The Exchange Offer and related transactions, including the transfer of the MSC II GP interests, are collectively termed the “Exchange Offer Transactions” (see Note I to the consolidated financial statements).  As of September 30, 2010, an approximately 12% minority ownership in the total dollar value of the MSC II limited partnership interests remains outstanding, including approximately 5% owned by affiliates of MSCC.

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

In addition to our core investment strategy of investing in lower middle market companies, we opportunistically pursue investments in privately placed debt securities. This private placement investment portfolio primarily consists of direct or secondary private placements of interest-bearing securities in companies that are generally larger in size than the lower middle market companies included in our core portfolio.  As of September 30, 2010, we had privately placed portfolio investments in 10 companies collectively totaling approximately $38.1 million in fair value with a total cost basis of approximately $37.4 million.  The median revenues for the 10 privately placed portfolio company investments was approximately $238 million.  All of our privately placed portfolio investments were in the form of secured debt investments and 63% of such debt investments at cost were secured by first priority liens on portfolio company assets.  The weighted average effective yield on our privately placed portfolio debt investments was approximately 13.5% as of September 30, 2010.

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

For the nine months ended September 30, 2010, we paid dividends on a monthly basis totaling $1.13 per share, or $16.9 million.  In September 2010, we declared monthly dividends for the fourth quarter of 2010 totaling $0.375 per share.  During 2009, we paid monthly dividends of $0.125 per share, or $1.50 per share for the entire year.  We generated undistributed taxable income (or “spillover income”) of approximately $0.9 million, or $0.09 per share, during 2009 that was carried forward toward distributions paid in 2010.  Including the dividends declared for the fourth quarter of 2010, we will have paid approximately $4.76 per share in cumulative dividends since our October 2007 initial public offering.

At September 30, 2010, we had $105.3 million in cash and cash equivalents, marketable securities, and idle funds investments.  In August 2010, we completed a follow-on public stock offering in which we sold 3,220,000 shares of common stock, including the underwriters’ exercise of the over-allotment option, at a price to the public of $15.00 per share (or approximately 123% of the latest reported Net Asset Value per share), resulting in total net proceeds of approximately $45.8 million, after deducting underwriters’ commissions and offering costs.  In January 2010, we completed a follow-on public stock offering in which we sold 2,875,000 shares of common stock, including the underwriters’ exercise of the over-allotment option, at a price to the public of $14.75 per share (or approximately 123% of the latest reported Net Asset Value per share), resulting in total net proceeds of approximately $40.1 million, after deducting underwriters’ commissions and offering costs.  Due to our existing cash, cash equivalents, marketable securities and idle funds investments, and available leverage, we expect to have sufficient cash resources to support our investment and operational activities well into 2011.  However, this projection will be impacted by, among other things, the pace of new and follow-on investments, debt repayments and investment redemptions, the level of cash flow from operations and cash flow from realized gains, proceeds from any future equity offerings or new debt issuances, and the level of dividends paid in cash.

The American Recovery and Reinvestment Act of 2009 enacted in February 2009 (the “Stimulus Bill”) contains several provisions applicable to SBIC funds, including the Funds. One of the key SBIC-related provisions included in the Stimulus Bill increased the maximum amount of combined SBIC leverage (or SBIC leverage cap) to $225 million for affiliated SBIC funds. The prior maximum amount of SBIC leverage available to affiliated SBIC funds was approximately

$137 million. Since the increase in the SBIC leverage cap applies to affiliated SBIC funds, Main Street is required to allocate such increased borrowing capacity between the Funds. Main Street has access to an incremental $45 million in SBIC leverage capacity, subject to the required capitalization of each of the Funds, in addition to the $180 million of existing SBIC leverage at the Funds.

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

In our view, the SBIC leverage, including the increased capacity, remains a strategic advantage due to its long-term, flexible structure and its low fixed cost. The SBIC leverage also provides proper matching of duration and cost compared with our core portfolio investments. As of September 30, 2010, the weighted average duration of our core portfolio debt investments was approximately 3.1 years compared to a weighted average duration of 7.3 years for our SBIC leverage. As of September 30, 2010, approximately 89% of core portfolio debt investments bear interest at fixed rates which is also appropriately matched by the long-term, low cost fixed rates available through our SBIC leverage.

CRITICAL ACCOUNTING POLICIES

Basis of Presentation

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). For the three and nine months ended September 30, 2010, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries, including MSMF and MSC II. For the three and nine months ended September 30, 2009, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries, including MSMF.  To allow for more relevant disclosure of our “core” investment portfolio, “core” portfolio investments, as used herein, refers to all of our portfolio investments in lower middle market companies, excluding the Investment Manager, private placement portfolio investments, and all “Marketable securities and idle funds investments.”  Private placement portfolio investments include investments made through direct or secondary purchases of interest-bearing securities in companies that are generally larger in size than the lower middle market companies included in our core portfolio.  The Investment Manager is accounted for as a portfolio investment.  “Marketable securities and idle funds investments” are classified as financial instruments and are reported separately on our Consolidated Balance Sheets and Consolidated Schedule of Investments due to the nature of such investments. Our results of operations and cash flows for the three and nine months ended September 30, 2010 and 2009, and financial position as of September 30, 2010 and December 31, 2009, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current financial statement presentation, including the reclassification of private placement portfolio investments which were formerly classified as “Marketable securities and idle funds investments” and are now classified as portfolio investments in the “Non-Control/Non-Affiliate investments” category due to our current intent to hold such investments until their maturity and the fact that their terms adhere more to our portfolio investment strategy.

The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2009. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the Audit and Accounting Guide for Investment Companies issued by the American Institute of Certified Public Accountants (the “AICPA Guide”), we are precluded from consolidating portfolio company investments, including those in which we have a controlling interest, unless the portfolio company is another investment company. An exception to this general principle in the AICPA Guide occurs if we own a controlled operating company that provides all or substantially all of its services directly to us, or to an investment company of ours. None of the investments made by us qualify for this exception. Therefore, our portfolio investments are carried on the balance sheet at fair value, as discussed further in Note B to our consolidated financial statements, with any adjustments to fair value recognized as “Net Change in Unrealized Appreciation (Depreciation)” on our Statement of Operations until the investment is exited, resulting in any gain or loss on exit being recognized as a “Net Realized Gain (Loss) from Investments.”

Portfolio Investment Valuation

The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of our portfolio investments and the related amounts of unrealized appreciation and depreciation. As of September 30, 2010 and December 31, 2009, approximately 73% and 80%, respectively, of our total assets represented investments in portfolio companies valued at fair value (including the investment in the Investment Manager). We are required to report our investments at fair value. We adopted the provisions of the Accounting Standards Codification (“Codification” or “ASC”) 820, Fair Value Measurements and Disclosures in the first quarter of 2008. ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

Our core portfolio strategy calls for us to invest primarily in illiquid securities issued by private, lower middle market companies. These core portfolio investments may be subject to restrictions on resale and will generally have no established trading market. We determine in good faith the fair value of our portfolio investments pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by our Board of Directors and in accordance with the 1940 Act. We review external events, including private mergers, sales and acquisitions involving comparable companies, and include these events in the valuation process. Our valuation policy and process are intended to provide a consistent basis for determining the fair value of the portfolio.

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

Payment-in-Kind (“PIK”) Interest

While not significant to the total portfolio, we hold debt and preferred equity instruments in our investment portfolio that contain payment-in-kind (“PIK”) interest and cumulative dividend provisions.  The PIK interest, computed at the contractual rate specified in each debt agreement, is added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment.  Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment.  The actual collection of dividends in arrears may be deferred until such time as the preferred equity is redeemed.  To maintain regulated investment company (“RIC”) tax treatment (as discussed below), these non-cash sources of income will need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash.  We will stop accruing PIK interest and cumulative dividends and will write off any accrued and uncollected interest and dividends in arrears when it is determined that such PIK interest and dividends in arrears are no longer collectible.

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

CORE PORTFOLIO COMPOSITION

Core portfolio investments principally consist of secured debt, equity warrants and direct equity investments in privately held, lower middle market companies. The core debt investments are secured by either a first or second lien on the assets of the portfolio company, generally bear interest at fixed rates, and generally mature between five and seven years from the original investment. In most core portfolio companies, we also receive nominally priced equity warrants and/or make direct equity investments, usually in connection with a debt investment.

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

Summaries of the composition of our core investment portfolio at cost and fair value as a percentage of total core portfolio investments are shown in the following table:

Cost:	September 30, 2010	December 31, 2009
First lien debt	67.5%	69.3%
Equity	16.2%	13.4%
Second lien debt	10.7%	10.7%
Equity warrants	5.6%	6.6%
	100.0%	100.0%

Fair Value:	September 30, 2010	December 31, 2009
First lien debt	60.3%	57.4%
Equity	19.3%	19.5%
Equity warrants	10.3%	13.5%
Second lien debt	10.1%	9.6%
	100.0%	100.0%

The following table shows the core portfolio composition by geographic region of the United States at cost and fair value as a percentage of total core portfolio investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company:

Cost:	September 30, 2010	December 31, 2009
Southwest	45.3%	50.1%
West	33.6%	28.6%
Southeast	10.2%	9.0%
Northeast	6.2%	5.4%
Midwest	4.7%	6.9%
	100.0%	100.0%

Fair Value:	September 30, 2010	December 31, 2009
Southwest	45.8%	51.1%
West	32.4%	28.4%
Southeast	10.4%	8.4%
Northeast	6.4%	5.8%
Midwest	5.0%	6.3%
	100.0%	100.0%

Main Street’s core portfolio investments are generally in lower middle market companies conducting business in a variety of industries. Set forth below are tables showing the composition of Main Street’s core portfolio investments by industry at cost and fair value as of September 30, 2010 and December 31, 2009:

Cost:	September 30, 2010	December 31, 2009
Professional services	13.6%	12.7%
Equipment rental	8.8%	3.6%
Retail	7.9%	7.5%
Industrial equipment	7.7%	6.4%
Media/Marketing	7.3%	0.0%
Metal fabrication	6.9%	2.5%
Information services	5.5%	5.1%
Electronics manufacturing	5.3%	7.1%
Health care services	5.2%	4.7%
Transportation/Logistics	4.9%	6.1%
Precast concrete manufacturing	4.7%	9.7%
Industrial services	3.7%	5.0%
Restaurant	3.5%	5.6%
Agricultural services	3.0%	6.6%
Custom wood products	2.8%	6.7%
Consumer Products	2.7%	0.0%
Manufacturing	2.6%	4.1%
Governmental services	1.9%	2.0%
Health care products	1.3%	3.0%
Infrastructure products	0.7%	1.6%
	100.0%	100.0%

Fair Value:	September 30, 2010	December 31, 2009
Professional services	13.1%	12.2%
Equipment rental	7.6%	2.3%
Retail	7.4%	6.6%
Health care services	7.3%	9.1%
Metal fabrication	6.9%	4.5%
Industrial equipment	6.6%	5.2%
Media/Marketing	6.6%	0.0%
Information services	5.9%	4.4%
Precast concrete manufacturing	5.3%	11.5%
Electronics manufacturing	5.0%	6.2%
Transportation/Logistics	5.0%	6.3%
Industrial services	4.7%	7.0%
Restaurant	3.9%	6.2%
Agricultural services	3.5%	7.9%
Manufacturing	2.8%	3.9%
Custom wood products	2.7%	1.6%
Consumer Products	2.5%	0.0%
Governmental services	1.9%	2.1%
Health care products	1.2%	2.9%
Infrastructure products	0.1%	0.1%
	100.0%	100.0%

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

The following table shows the distribution of our portfolio investments (excluding the investment in the Investment Manager) on our 1 to 5 investment rating scale at fair value as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
Investment	Investments at	Percentage of	Investments at	Percentage of
Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
	(dollars in thousands)
1	$47,840	15.8%	$14,509	10.3%
2	111,380	36.9%	59,116	42.0%
3	120,279	39.9%	57,578	40.9%
4	22,150	7.3%	9,000	6.4%
5	250	0.1%	500	0.4%
Totals	$301,899	100.0%	$140,703	100.0%

Based upon our investment rating system, the weighted average rating of our portfolio as of September 30, 2010 and December 31, 2009 was approximately 2.4.  As of September 30, 2010, we had two investments on non-accrual status, which comprised approximately 2.7% of the investment portfolio at fair value.  At December 31, 2009, we had three investments on non-accrual status, which comprised approximately 1.1% of the investment portfolio at fair value.

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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2010 and September 30, 2009

	Three Months Ended September 30,		Net Change
	2010	2009	Amount	%
	(dollars in millions)
Total investment income	$9.0	$4.5	$4.5	100%
Total expenses	(4.2)	(1.9)	(2.3)	126%
Net investment income	4.8	2.6	2.2	81%
Net realized gain (loss) from investments	(1.5)	0.2	(1.7)	NM
Net realized income	3.3	2.8	0.5	16%
Net change in unrealized appreciation from investments	8.6	2.8	5.8
Income tax benefit (provision)	(0.4)	1.4	(1.8)
Noncontrolling interest	(0.6)	—	(0.6)
Net increase in net assets resulting from operations attributable to common stock	$10.9	$7.0	$3.9	56%

	Three Months Ended September 30,		Net Change
	2010	2009	Amount	%
	(dollars in millions)
Net investment income	$4.8	$2.6	$2.2	81%
Share-based compensation expense	0.4	0.4	—	19%
Distributable net investment income (a)	5.2	3.0	2.2	73%
Net realized gain (loss) from investments	(1.5)	0.2	(1.7)	NM
Distributable net realized income (a)	$3.7	$3.2	$0.5	16%

Distributable net investment income per share -
Basic and diluted (a)	$0.30	$0.28	$0.02	7%
Distributable net realized income per share -
Basic and diluted (a)	$0.21	$0.30	$(0.09)	-30%

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

Investment Income

For the three months ended September 30, 2010, total investment income was $9.0 million, a $4.5 million, or 100%, increase over the $4.5 million in the corresponding period of 2009. This comparable period increase was principally attributable to (i) $3.6 million of total investment income from portfolio investments held by MSC II, the fund acquired as part of the Exchange Offer and (ii) a $1.6 million increase in interest income from higher average levels of both portfolio debt investments and interest-bearing marketable securities or idle funds investments.  These increases in total investment income were partially offset by a $0.7 million decrease in dividend income principally due to a $0.9 million special dividend from a portfolio company investment that was received in the third quarter of 2009.

Expenses

For the three months ended September 30, 2010, total expenses increased by approximately $2.3 million to $4.2 million from $1.9 million in the corresponding period of 2009.  This comparable period increase in expenses was principally attributable to $2.1 million in interest expense and other operating expenses related to MSC II subsequent to the Exchange Offer.

Distributable Net Investment Income

Distributable net investment income for the three months ended September 30, 2010 increased 73% to $5.2 million, or $0.30 per share, compared with $3.0 million, or $0.28 per share, in the corresponding period of 2009.  The increase in distributable net investment income was primarily due to higher levels of total investment income partially offset by higher interest and other operating expenses, due to the changes discussed above.  Distributable net investment income on a per share basis for the third quarter of 2010 and all other third quarter 2010 per share measures reflect a greater number of average shares outstanding compared to the corresponding period in 2009 due to the January and August 2010 follow-on stock offerings, as well as the shares issued to consummate the Exchange Offer.

Net Investment Income

Net investment income for the three months ended September 30, 2010 was $4.8 million, or an 81% increase, compared to net investment income of $2.6 million during the corresponding period of 2009. The increase in net investment income was principally attributable to the increase in total investment income partially offset by higher interest and other operating expenses as discussed above.

Distributable Net Realized Income

For the three months ended September 30, 2010, the net realized loss from investments was $1.5 million, compared to a net realized gain of $0.2 million for the comparable period in 2009.  The net realized loss for the third quarter of 2010 was primarily related to a $1.9 million realized loss on the sale of our investment in Advantage Millwork Company, Inc., one of the portfolio companies on non-accrual status as of June 30, 2010.  The net realized gain during the third quarter of 2009 was primarily attributable to marketable securities and idle funds investments.

Distributable net realized income increased $0.5 million, or 16%, to $3.7 million, or $0.21 per share, in the third quarter of 2010 compared with distributable net realized income of $3.2 million, or $0.30 per share, in the corresponding period of 2009.  The increase was primarily attributable to the higher levels of distributable net investment income, partially offset by the net realized loss from investments as discussed above.

Net Realized Income

The higher levels of net investment income partially offset by the net realized loss from investments during the three months ended September 30, 2010 resulted in a $0.5 million increase in net realized income compared with the corresponding period of 2009.

Net Increase in Net Assets Resulting from Operations Attributable to Common Stock

For the three months ended September 30, 2010, the $8.6 million net change in unrealized appreciation was principally attributable to (i) $1.6 million in accounting reversals of net unrealized depreciation attributable to the net realized loss recognized in the third quarter of 2010 as discussed above, (ii) unrealized appreciation on 19 portfolio investments totaling $4.6 million, partially offset by unrealized depreciation on 8 portfolio investments totaling $0.9 million, (iii) $3.0 million in unrealized appreciation attributable to our SBIC debentures, and (iv) $0.3 million of unrealized appreciation related to investments in marketable securities and idle funds investments.  For the third quarter of 2010, we also recognized a net income tax provision of $0.4 million principally related to deferred taxes on net unrealized appreciation of certain portfolio investments held in our taxable subsidiaries.  The noncontrolling interest of $0.6 million recognized in the third quarter of 2010 reflects the pro rata portion of MSC II net earnings attributable to the equity interests in MSC II not owned by Main Street.

As a result of these events, our net increase in net assets resulting from operations attributable to common stock during the three months ended September 30, 2010 was $10.9 million, or $0.65 per share, compared with a net increase in net assets resulting from operations attributable to common stock of $7.0 million, or $0.66 per share, in the corresponding period of 2009.

Comparison of the nine months ended September 30, 2010 and September 30, 2009

	Nine Months Ended September 30,		Net Change
	2010	2009	Amount	%
	(dollars in millions)
Total investment income	$24.8	$11.7	$13.1	112%
Total expenses	(12.1)	(5.0)	(7.1)	144%
Net investment income	12.7	6.7	6.0	89%
Net realized gain (loss) from investments	(2.9)	1.5	(4.4)	NM
Net realized income	9.8	8.2	1.6	19%
Net change in unrealized appreciation (depreciation) from investments	15.9	1.3	14.6
Income tax benefit (provision)	(0.8)	0.8	(1.6)
Bargain purchase gain	4.9	—	4.9
Noncontrolling interest	(1.0)	—	(1.0)
Net increase in net assets resulting from operations attributable to common	$28.8	$10.3	$18.5	180%

	Nine Months Ended September 30,		Net Change
	2010	2009	Amount	%
	(dollars in millions)
Net investment income	$12.7	$6.7	$6.0	89%
Share-based compensation expense	1.0	0.8	0.2	37%
Distributable net investment income (a)	13.7	7.5	6.2	84%
Net realized gain (loss) from investments	(2.9)	1.5	(4.4)	NM
Distributable net realized income (a)	$10.8	$9.0	$1.8	21%

Distributable net investment income per share -
Basic and diluted (a)	$0.88	$0.77	$0.11	14%
Distributable net realized income per share -
Basic and diluted (a)	$0.69	$0.92	$(0.23)	-25%

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

Investment Income

For the nine months ended September 30, 2010, total investment income was $24.8 million, a $13.1 million, or 112%, increase over the $11.7 million in the corresponding period of 2009. This comparable period increase was principally attributable to (i) $9.3 million of total investment income from portfolio investments held by MSC II, the fund acquired as part of the Exchange Offer, (ii) a $4.3 million increase in interest income from higher average levels of both portfolio debt investments and interest-bearing marketable securities or idle funds investments, and (iii) a $0.1 million increase in fee income due to higher levels of transaction activity, partially offset by a $0.6 million decrease in dividend income principally due to a $0.9 million special dividend from a portfolio company investment that was received in the third quarter of 2009.

Expenses

For the nine months ended September 30, 2010, total expenses increased by approximately $7.1 million to $12.1 million from $5.0 million in the corresponding period of 2009.  This comparable period increase in expenses was principally attributable to (i) $6.0 million in interest expense and other operating expenses related to MSC II subsequent to the Exchange Offer, (ii) higher share-based compensation expense of $0.3 million related to non-cash amortization for restricted share grants, and (iii) higher personnel costs and other operating expenses.

Distributable Net Investment Income

Distributable net investment income for the nine months ended September 30, 2010 increased 84% to $13.7 million, or $0.88 per share, compared with $7.5 million, or $0.77 per share, in the corresponding period of 2009.  The increase in distributable net investment income was primarily due to higher levels of total investment income partially offset by higher interest and other operating expenses, due to the changes discussed above.  Distributable net investment income on a per share basis for the nine months ended September 30, 2010 reflects a greater number of average shares outstanding compared to the corresponding period in 2009 due to the January and August 2010 follow-on stock offerings, as well as the shares issued to consummate the Exchange Offer.

Net Investment Income

Net investment income for the nine months ended September 30, 2010 was $12.7 million, or an 89% increase, compared to net investment income of $6.7 million during the corresponding period of the prior year. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher interest and other operating expenses as discussed above.

Distributable Net Realized Income

For the nine months ended September 30, 2010, the net realized loss from investments was $2.9 million, compared to a net realized gain of $1.5 million for the comparable period in 2009.  The net realized loss from investments for the first nine months of 2010 was primarily attributable to (i) $4.0 million of realized loss on our debt and equity investment in Quest Design and Production, LLC in the first quarter of 2010 and (ii) $1.9 million of realized loss on our debt and equity investment in Advantage Millwork Company, Inc. in the third quarter of 2010, partially offset by (i) $2.3 million of realized gains during the second quarter of 2010 on the partial exits of equity investments in Laurus Healthcare, LP and Gulf Manufacturing, LLC and on the full exit of our equity investment in Pulse Systems, LLC and (ii) $0.7 million of net realized gain related to private placement, marketable securities, and idle funds investments. The net realized gain during the first nine months of 2009 principally included a $0.7 million realized gain related to the partial exit of our equity investment in CBT Nuggets, LLC and $0.6 million in net realized gain attributable to marketable securities and idle funds investments.

Distributable net realized income increased $1.8 million, or 21%, to $10.8 million, or $0.69 per share, for the first nine months of 2010 compared with distributable net realized income of $9.0 million, or $0.92 per share, in the corresponding period of 2009 due to the higher levels of distributable net investment income, partially offset by the change in total net realized gain (loss) from investments.

Net Realized Income

The higher levels of net investment income during the nine months ended September 30, 2010, partially offset by the change in total net realized gain (loss) during that period resulted in a $1.6 million, or 19%, increase in net realized income compared with the corresponding period of 2009.

Net Increase in Net Assets Resulting from Operations Attributable to Common Stock

For the nine months ended September 30, 2010, the $15.9 million net change in unrealized appreciation was principally attributable to (i) $3.0 million in accounting reversals of net unrealized depreciation attributable to the net realized loss recognized during the first nine months of 2010 as discussed above, (ii) unrealized appreciation on 23 portfolio investments totaling $13.3 million, offset by unrealized depreciation on 16 portfolio investments totaling $4.9 million, (iii) $4.8 million in unrealized appreciation attributable to our SBIC debentures, and (iv) $0.3 million in unrealized depreciation attributable to our investment in the affiliated Investment Manager.  The noncontrolling interest of $1.0 million recognized during the first nine months of 2010 reflected the pro rata portion of MSC II net earnings attributable to the equity interests in MSC II not owned by Main Street.  During the first quarter of 2010, we also recognized a $4.9 million bargain purchase gain related to the consummation of the Exchange Offer. The bargain purchase gain recognized during the first quarter of 2010 is a non-recurring gain which was solely generated by the acquisition accounting related to the Exchange Offer.  For the nine months ended September 30, 2010, we also recognized a net income tax provision of $0.8 million principally related to deferred taxes on unrealized appreciation of equity investments held in our taxable subsidiary.

As a result of these events, our net increase in net assets resulting from operations attributable to common stock during the nine months ended September 30, 2010 was $28.8 million, or $1.87 per share, compared with a net increase in net assets resulting from operations attributable to common stock of $10.3 million, or $1.05 per share, in the corresponding period of 2009.

Liquidity and Capital Resources

Cash Flows

For the nine months ended September 30, 2010, we experienced a net increase in cash and cash equivalents in the amount of $27.7 million. During that period, we generated $8.7 million of cash from our operating activities, primarily from distributable net investment income partially offset by accretion of unearned income, increases in interest receivable, and semi-annual interest payments made on our SBIC debentures. We used $98.0 million in net cash from investing activities for the nine months ended September 30, 2010, principally including the funding of $91.7 million for core and private placement portfolio investments and the funding of $62.0 million for marketable securities and idle funds investments, partially offset by (i) $29.2 million of cash proceeds from the sale of marketable securities and idle funds investments, (ii) $2.5 million in cash acquired as part of the Exchange Offer, (iii) $3.2 million from the full and partial exits of equity investments and (iv) $20.9 million in cash proceeds from the repayment of core and private placement portfolio debt investments.  For the first nine months of 2010, $116.9 million in cash was provided by financing activities, which principally consisted of (i) $85.9 million in net cash proceeds from public stock offerings in January 2010 and August 2010, (ii) $45.0 million in cash proceeds from the issuance of SBIC debentures, partially offset by $11.5 million in cash dividends paid to stockholders.

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

Capital Resources

As of September 30, 2010, we had $105.3 million in cash and cash equivalents, marketable securities, and idle funds investments, and our net asset value totaled $237.7 million, or $12.73 per share. In August 2010, we completed a follow-on public stock offering in which we sold 3,220,000 shares of common stock, including the underwriters’ exercise of the over-allotment option, at a price to the public of $15.00 per share (or approximately 123% of the latest reported Net Asset Value per share), resulting in total net proceeds of approximately $45.8 million, after deducting underwriters’ commissions and offering costs.  In January 2010, we completed a follow-on public stock offering in which we sold 2,875,000 shares of common stock, including the underwriters’ exercise of the over-allotment option, at a price to the public of $14.75 per share (or approximately 123% of the latest reported Net Asset Value per share), resulting in total net proceeds of approximately $40.1 million, after deducting underwriters’ commissions and offering costs.

In September 2010, Main Street entered into an $85 million, three-year credit facility (the “Credit Facility”) with a group of bank lenders.  The Credit Facility replaces Main Street’s prior $30 million credit facility.  The purpose of the Credit Facility is to provide additional liquidity in support of future investment and operational activities. The Credit Facility provides several benefits to Main Street, including (i) an expansion of the total committed facility size to $85 million compared with Main Street’s prior $30 million credit facility, (ii) increased advance rates applicable to Main Street’s eligible investments, (iii) the addition of three new lender participants further diversifying Main Street’s lender group, (iv) an extension of the maturity date to September 20, 2013, and (v) reduced LIBOR interest rate pricing with no contractual floor.  The Credit Facility allows for an increase in the total size of the facility up to $150 million, subject to certain conditions. Borrowings under the Credit Facility bear interest, subject to Main Street’s election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.50% or (ii) the applicable base rate plus 1.50%. Main Street pays unused commitment fees of 0.375% per annum on the average unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the assets of the Funds. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining an interest coverage ratio of at least 2.0 to 1.0, (ii) maintaining an asset coverage ratio of at least 2.5 to 1.0, and (iii) maintaining a minimum tangible net worth. At September 30, 2010, Main Street had no borrowings outstanding under the Credit Facility and recognized $314,628 in interest expense for the nine months ended September 30, 2010 related to its credit facilities.  As of September 30, 2010, Main Street was in compliance with all financial covenants of the Credit Facility.

Due to each of the Funds’ status as a licensed SBIC, we have the ability to issue, through the Funds, debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA generally in an amount up to twice its regulatory capital, which effectively approximates the amount of its equity capital. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time. Debentures issued prior to September 2006 were subject to pre-payment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006. On September 30, 2010, we, through the Funds, had $180 million of outstanding indebtedness guaranteed by the SBA, which carried a weighted average fixed interest rate of approximately 5.2%. The first maturity related to the SBIC debentures does not occur until 2013, and the weighted average duration is 7.3 years as of September 30, 2010.

The Stimulus Bill contains several provisions applicable to SBIC funds, including the Funds. One of the key SBIC-related provisions included in the Stimulus Bill increased the maximum amount of combined SBIC leverage (or SBIC leverage cap) to $225 million for affiliated SBIC funds. The prior maximum amount of SBIC leverage available to affiliated SBIC funds was approximately $137 million. Since the increase in the SBIC leverage cap applies to affiliated SBIC funds, Main Street is required to allocate such increased borrowing capacity between the Funds. Subsequent to the Exchange Offer, Main Street now has access to an incremental $45 million in SBIC leverage capacity, subject to the required capitalization of each of the Funds, in addition to the $95 million of existing MSC II SBIC leverage and the $85 million of MSMF SBIC leverage.

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

Due to our existing cash and cash equivalents, marketable securities, and idle funds investments and the available borrowing capacity through both the SBIC program and the Credit Facility, we project that we will have sufficient liquidity to fund our investment and operational activities well into 2011. However, this projection will be impacted by, among other things, the pace of new and follow-on investments, debt repayments and investment redemptions, the level of cash flow from operations and cash flow from realized gains, proceeds from any future equity offerings or new debt issuances, and the level of dividends we pay in cash.  We anticipate that we will continue to fund our investment activities through existing cash and cash equivalents, the liquidation of marketable securities and idle funds investments, and a combination of future debt and equity capital. Our primary uses of funds will be investments in portfolio companies, operating expenses and cash distributions to holders of our common stock.

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

In order to satisfy the Code requirements applicable to a RIC, we intend to distribute to our stockholders substantially all of our taxable income, but we may also elect to periodically spillover certain excess undistributed taxable income from one tax year into the next tax year. In addition, as a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. In January 2008, we received exemptive relief from the SEC that permits us to exclude SBA-guaranteed debt issued by our wholly owned SBIC subsidiary, MSMF, from our asset coverage ratio, which, in turn, enables us to fund more investments with debt capital. We expect to obtain similar relief from the SEC with respect to SBIC debt securities issued by MSC II, including the $95 million of currently outstanding debt related to its participation in the SBIC program.

Current Market Conditions

Although we have been able to secure access to additional liquidity, including our recent public stock offerings, the $85 million Credit Facility, and the increase in available leverage through the SBIC program as part of the Stimulus Bill, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At September 30, 2010, we had two outstanding commitments to fund unused revolving loans for up to $1.5 million in total.

Contractual Obligations

As of September 30, 2010, our future fixed commitments for cash payments on contractual obligations for each of the next five years and thereafter are as follows:

							2016 and
	Total	2011	2012	2013	2014	2015	thereafter
	(dollars in thousands)
SBIC debentures	$180,000	$—	$—	$4,000	$18,000	$23,100	$134,900
Interest due on SBIC debentures	66,147	9,313	9,429	9,403	9,097	8,011	20,894
Total	$246,147	$9,313	$9,429	$13,403	$27,097	$31,111	$155,794

MSC II is obligated to make payments under an investment advisory agreement with the Investment Manager, MSCC’s wholly owned subsidiary.  The payments due under the investment advisory agreement were fixed for the first five years at $3.3 million per year, paid quarterly, until September 30, 2010.  Subsequent to September 30, 2010, under the investment advisory agreement, MSC II is obligated to pay a 2% annualized management fee based upon MSC II assets under management.

MSCC is obligated to make payments under a support services agreement with the Investment Manager.  The Investment Manager is reimbursed for its excess cash expenses associated with providing investment management and other services to MSCC and its subsidiaries, as well as MSC II and third parties. Each quarter, as part of the support services agreement, MSCC makes payments to cover all cash expenses incurred by the Investment Manager, less the recurring management fees that the Investment Manager receives from MSC II pursuant to a long-term investment advisory services agreement and any other fees received from third parties for providing external services.  For the nine months ended September 30, 2010 and 2009, the expenses reimbursed by MSCC to the Investment Manager were $1,140,611 and $306,175, respectively.

Related Party Transactions

As discussed further in Note D to the accompanying consolidated financial statements, subsequent to the completion of the Formation Transactions, the Investment Manager is a wholly owned portfolio company of MSCC. At September 30, 2010 and December 31, 2009, the Investment Manager had receivables of $710,779 and $217,422, respectively, due from MSCC related to net cash expenses incurred by the Investment Manager required to support Main Street’s business.

Recent Developments

On October 14, 2010, Main Street transferred the listing of its common stock to the New York Stock Exchange (“NYSE”).  Main Street’s common stock continues to trade under its historical ticker symbol “MAIN” on the NYSE.

In October 2010, the Company entered into an investment sub-advisory agreement (the “Agreement”) with the principal investment advisor for a business development company (the “BDC”) that is currently in the registration process with the SEC.  The Agreement, which is subject to several conditions precedent, stipulates that the Company would provide investment management assistance to the BDC in return for certain management and incentive fee compensation.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, marketable securities, and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. The significant majority of our debt investments are made with fixed interest rates for the term of the investment. However, as of September 30, 2010, approximately 11% of our core debt investment portfolio (at cost) bore interest at floating rates with 84% of those floating-rate debt investments (at cost) subject to contractual minimum interest rates. In addition, as of September 30, 2010, approximately 82% of our private placement debt investment portfolio (at cost) bore interest at floating rates with 80% of those floating-rate debt investments (at cost) subject to contractual minimum interest rates.  The long term interest rates on our SBIC debentures are fixed for the 10-year life of such debt.  Borrowings under the Credit Facility bear interest at a floating rate of LIBOR plus 2.5%.  As of September 30, 2010, we had not entered into any interest rate hedging arrangements. At September 30, 2010, based on our applicable levels of floating-rate debt investments, a 1% change in interest rates would not have a material effect on our level of interest income from debt investments.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, our President and Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chairman and Chief Executive Officer, our President and Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934.  There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2010, we issued 98,670 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933.  The aggregate value for the shares of common stock sold during the three months ended September 30, 2010, under the dividend reinvestment plan was approximately $1.6 million.  During the nine months ended September 30, 2010, we issued 347,474 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933.  The aggregate value for the shares of common stock sold during the nine months ended September 30, 2010, under the dividend reinvestment plan was approximately $5.4 million.

Item 6. Exhibits

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit

10.1

Amended and Restated Credit Agreement dated September 20, 2010 (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed September 21, 2010 (File No. 1-33723)).

10.2

Amended and Restated General Security Agreement dated September 20, 2010 (previously filed as Exhibit 10.2 to Main Street Capital Corporation’s Current Report on Form 8-K filed September 21, 2010 (File No. 1-33723)).

10.3

Amended and Restated Custodial Agreement dated September 20, 2010 (previously filed as Exhibit 10.3 to Main Street Capital Corporation’s Current Report on Form 8-K filed September 21, 2010 (File No. 1-33723)).

10.4

Amended and Restated Equity Pledge Agreement dated September 20, 2010(previously filed as Exhibit 10.4 to Main Street Capital Corporation’s Current Report on Form 8-K filed September 21, 2010 (File No. 1-33723)).

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

Main Street Capital Corporation

Date: November 5, 2010	/s/ Vincent D. Foster
Vincent D. Foster
Chairman and Chief Executive Officer (principal executive officer)

Date: November 5, 2010	/s/ Todd A. Reppert
Todd A. Reppert
President and Chief Financial Officer (principal financial officer)

Date: November 5, 2010	/s/ Michael S. Galvan
Michael S. Galvan
Vice President and Chief Accounting Officer (principal accounting officer)

Date: November 5, 2010	/s/ Rodger A. Stout
Rodger A. Stout
Senior Vice President-Finance & Administration,
Chief Compliance Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1

Amended and Restated Credit Agreement dated September 20, 2010 (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed September 21, 2010 (File No. 1-33723)).

10.2

Amended and Restated General Security Agreement dated September 20, 2010 (previously filed as Exhibit 10.2 to Main Street Capital Corporation’s Current Report on Form 8-K filed September 21, 2010 (File No. 1-33723)).

10.3

Amended and Restated Custodial Agreement dated September 20, 2010 (previously filed as Exhibit 10.3 to Main Street Capital Corporation’s Current Report on Form 8-K filed September 21, 2010 (File No. 1-33723)).

10.4

Amended and Restated Equity Pledge Agreement dated September 20, 2010(previously filed as Exhibit 10.4 to Main Street Capital Corporation’s Current Report on Form 8-K filed September 21, 2010 (File No. 1-33723)).

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