Form 10-K
period 2010-12-31
Main Street Capital CORP
filed 2011-03-11
CIK 1396440

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data
PART IV

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-33723

Main Street Capital Corporation
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	41-2230745 (I.R.S. Employer Identification No.)
1300 Post Oak Boulevard, Suite 800 Houston, TX (Address of principal executive offices)	77056 (Zip Code)

(713) 350-6000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange

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
(Do not check if a smaller reporting company)

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

       The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2010, was approximately $184.0 million based upon the last sale price for the registrant's common stock on that date.

       The number of outstanding common shares of the registrant as of March 9, 2011 was 18,881,544.

DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the registrants' definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in this Annual Report on Form 10-K in response to Part III.

CAUTIONARY STATEMENT CONCERNING FORWARD LOOKING STATEMENTS

       This Annual Report on Form 10-K contains forward-looking statements regarding the plans and objectives of management for future operations. Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including the factors discussed in Item 1A entitled "Risk Factors" in Part I of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. Other factors that could cause actual results to differ materially include changes in the economy and future changes in laws or regulations and conditions in our operating areas.

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

       On January 7, 2010, MSCC consummated transactions (the "Exchange Offer") to exchange 1,239,695 shares of its common stock for approximately 88% of the total dollar value of the limited partner interests in Main Street Capital II, LP ("MSC II" and, together with MSMF, the "Funds"). Pursuant to the terms of the Exchange Offer, 100% of the membership interests in the general partner of MSC II, Main Street Capital II GP, LLC ("MSC II GP"), were also transferred to MSCC for no consideration. MSC II commenced operations in January 2006, is an investment fund that operates as an SBIC, and is also managed by the Investment Manager. The Exchange Offer and related transactions, including the transfer of the MSC II GP interests, are collectively termed the "Exchange Offer Transactions" (see Note J to the consolidated financial statements). As of December 31, 2010, an approximately 12% minority ownership in the total dollar value of the MSC II limited partnership interests remained outstanding, including approximately 5% owned by affiliates of MSCC. We have submitted an exemptive relief application to the SEC to permit us to acquire the approximately 5% ownership in the total dollar value of the MSC II limited partnership interests held by affiliates of MSCC. There can be no assurance that we will obtain the exemptive relief or that if we do obtain such relief it will be obtained on the terms we have outlined in our request.

       MSCC has direct or indirect subsidiaries that have elected to be taxable entities (the "Taxable Subsidiaries"). The primary purpose of these entities is to hold certain investments that generate "pass through" income for tax purposes. The Taxable Subsidiaries are each taxed at their normal corporate tax rates based on their taxable income.

       Unless otherwise noted or the context otherwise indicates, the terms "we," "us," "our" and "Main Street" refer to MSCC and its subsidiaries, including the Funds and the Taxable Subsidiaries.

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

       The Investment Manager is reimbursed for its expenses associated with providing operational and investment management services to MSCC and its subsidiaries. Each quarter, as part of the support services agreement, MSCC makes payments to cover all expenses incurred by the Investment Manager, less amounts the Investment Manager receives from third party management, consulting and advisory fees.

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

OVERVIEW OF OUR BUSINESS

       We are a principal investment firm primarily focused on providing customized debt and equity financing to lower middle market ("LMM") companies, which we generally define as companies with annual revenues between $10 million and $100 million that operate in diverse industries. We invest primarily in secured debt instruments, equity investments, warrants and other securities of LMM companies based in the United States.

Our principal investment objective is to maximize our portfolio's total return by generating current income from our debt investments and capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. Our LMM portfolio investments generally range in size from $3 million to $20 million.

       We seek to fill the current financing gap for LMM businesses, which, historically, have had more limited access to financing from commercial banks and other traditional sources. Given the current credit environment, we believe the limited access to financing for LMM companies is even more pronounced. The underserved nature of the lower middle market creates the opportunity for us to meet the financing needs of LMM companies while also negotiating favorable transaction terms and equity participations. Our ability to invest across a company's capital structure, from senior secured loans to equity securities, allows us to offer portfolio companies a comprehensive suite of financing solutions, or "one stop" financing. Providing customized, "one stop" financing solutions has become even more relevant to our LMM portfolio companies in the current credit environment. We generally seek to partner directly with entrepreneurs, management teams and business owners in making our investments. Main Street believes that its LMM investment strategy has a lower correlation to the broader debt and equity markets.

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

       As of December 31, 2010, Main Street had debt and equity investments in 44 LMM portfolio companies. Approximately 77% of our total LMM portfolio investments at cost, excluding our 100% equity interest in the Investment Manager, were in the form of debt investments and 91% of such debt investments at cost were secured by first priority liens on the assets of our LMM portfolio companies. As of December 31, 2010, Main Street had a weighted average effective yield on its LMM debt investments of 14.5%. Weighted average yields are computed using the effective interest rates for all debt investments at December 31, 2010, including amortization of deferred debt origination fees and accretion of original issue discount. At December 31, 2010, we had equity ownership in approximately 91% of our LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 33%.

       In addition to our investment strategy of investing in LMM companies, we opportunistically pursue investments in privately placed debt securities. Our private placement investment portfolio primarily consists of direct or secondary private placements of interest-bearing securities in companies that are generally larger in size than the LMM companies included in our investment portfolio. As of December 31, 2010, we had privately placed portfolio investments in 16 companies collectively totaling approximately $67.1 million in fair value with a total cost basis of approximately $65.6 million. The weighted average revenues for the 16 privately placed portfolio company investments was approximately $352 million. All of our privately placed portfolio investments were in the form of debt investments and 71% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average effective yield on our privately placed portfolio debt investments was approximately 12.5% as of December 31, 2010.

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

       Our investments are made through both MSCC and the Funds. MSCC and the Funds share the same investment strategies and criteria in the lower middle market, although they are subject to different regulatory regimes. See "— Regulation." An investor's return in MSCC will depend, in part, on the Funds' investment returns as MSMF is a wholly owned subsidiary of MSCC and as MSC II is a majority owned subsidiary of MSCC.

RECENT DEVELOPMENTS

       During January 2011, we closed an expansion of our three-year credit facility (the "Credit Facility") from $85 million to $100 million. The $15 million increase in total commitments pursuant to an accordion feature under the Credit Facility relates to a new lender relationship which further diversifies the Main Street lending group to a total of six participants. The accordion feature of the Credit Facility allows us to seek up to $150 million of total commitments from new or existing lenders on the same terms and conditions as the existing commitments. The increase in total commitments under the Credit Facility provides us with access to additional financing capacity in support of our future investment and operational activities.

       During January 2011, Main Street closed LMM portfolio investments in Pegasus Research Group, LLC (dba Televerde ("Televerde")), and in Van Gilder Insurance Corporation ("Van Gilder"). Main Street's $7.5 million investment in Televerde represents a combination of debt and equity capital invested in the company in order to support the recapitalization and growth financing of the company. Televerde is headquartered in Phoenix, Arizona and provides sales-lead services to Fortune 500 IT hardware and software companies. Main Street's $10.7 million investment in Van Gilder represents a combination of debt and equity capital invested in the company in order to refinance certain debt obligations and provide additional liquidity for the company's ongoing operations. Van Gilder is headquartered in Denver, Colorado and provides a full spectrum of insurance brokerage services including business insurance, employee benefits, risk management and personal insurance services.

       During February 2011, Main Street completed a LMM portfolio investment in Principle Environmental, LLC ("Principle"). Main Street's $7.5 million investment in Principle represents a combination of debt and equity capital invested in the company in order to support the recapitalization of the company, as well as to provide additional financing for future growth. Principle primarily serves the oil and gas and transportation industries, and is the leading provider of noise abatement services in the Marcellus Shale oil and gas basin. The company is headquartered in Weatherford, Texas with additional facilities in Pennsylvania.

BUSINESS STRATEGIES

       Our principal investment objective is to maximize our portfolio's total return by generating current income from our debt investments and realizing capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. We have adopted the following business strategies to achieve our investment objective:

•
Delivering Customized Financing Solutions in the Lower Middle Market.    We believe our ability to provide a broad range of customized financing solutions to LMM companies sets us apart from other capital providers that focus on providing a limited number of financing solutions. We offer to our LMM portfolio companies customized debt financing solutions with equity components that are tailored to the facts and circumstances of each situation. Our ability to invest across a company's capital structure, from senior secured loans to subordinated debt to equity securities, allows us to offer our LMM portfolio companies a comprehensive suite of financing solutions, or "one-stop" financing.

•
Focusing on Established Companies.    We generally invest in companies with established market positions, experienced management teams and proven revenue streams. Those companies generally possess better risk-adjusted return profiles than newer companies that are building management or are in the early stages of building a revenue base. In addition, established companies generally provide opportunities for capital appreciation.

•
Leveraging the Skills and Experience of Our Investment Team.    Our investment team has significant experience in lending to and investing in companies. The members of our investment team have broad investment backgrounds, with prior experience at private investment funds, investment banks and other financial services companies, and currently include eight certified public accountants and one chartered financial analyst. The expertise of our investment team in analyzing, valuing, structuring, negotiating and closing transactions should provide us with competitive advantages by allowing us to consider customized financing solutions and non-traditional and complex structures.

•
Investing Across Multiple Industries.    We seek to maintain a portfolio of investments that is appropriately balanced among various companies, industries, geographic regions and end markets. This portfolio balance is intended to mitigate the potential effects of negative economic events for particular companies, regions and industries.

•
Capitalizing on Strong Transaction Sourcing Network.    Our investment team seeks to leverage its extensive network of referral sources for portfolio company investments. We have developed a reputation in our marketplace as a responsive, efficient and reliable source of financing, which has created a growing stream of proprietary deal flow for us.

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

•
Established Companies with Positive Cash Flow.    We seek to invest in established companies with sound historical financial performance. We typically focus on LMM companies that have historically generated EBITDA ("Earnings Before Interest, Taxes, Depreciation and Amortization") of $1 million to $10 million and commensurate levels of free cash flow. We also opportunistically pursue investments in privately placed debt securities in companies that are generally larger in size than LMM companies. We generally do not invest in start-up companies or companies with speculative business plans.

•
Defensible Competitive Advantages/Favorable Industry Position.    We primarily focus on companies having competitive advantages in their respective markets and/or operating in industries with barriers to entry, which may help to protect their market position and profitability.

•
Exit Alternatives.    We exit our debt investments primarily through the repayment of our investment from internally generated cash flow of the portfolio company and/or refinancing. In addition, we seek to invest in companies whose business models and expected future cash flows may provide alternate methods of repaying our investment, such as through a strategic acquisition by other industry participants or a recapitalization.

PORTFOLIO INVESTMENTS

       Main Street's portfolio investments, as used herein, refers to all of Main Street's LMM portfolio investments, privately placed portfolio investments, and our investment in the Investment Manager and excludes all "Marketable securities and idle funds investments." Main Street's LMM portfolio investments principally consist of secured debt, equity warrants and direct equity investments in privately held LMM companies. Main Street's privately placed portfolio investments consist of debt investments in middle market businesses that are generally larger in size than the portfolio companies within the LMM portfolio.

  Debt Investments

       Historically, we have made LMM debt investments principally in the form of single tranche debt. Single tranche debt financing involves issuing one debt security that blends the risk and return profiles of both secured and subordinated debt. We believe that single tranche debt is more appropriate for many LMM companies given their size in order to reduce structural complexity and potential conflicts among creditors.

       Our LMM debt investments generally have terms of three to seven years, with limited required amortization prior to maturity, and provide for monthly or quarterly payment of interest at fixed interest rates generally between 12% and 14% per annum, payable currently in cash. In some instances, we have provided floating interest rates for a portion of a single tranche debt security. In addition, certain LMM debt investments may have a form of interest that is not paid currently but is accrued and added to the loan balance and paid at maturity. We refer to this as payment-in-kind or PIK interest. We typically structure our LMM debt investments with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. In most cases, our LMM debt investment will be collateralized by a first priority lien on substantially all the assets of the portfolio company. As of December 31, 2010, 91% of our LMM debt investments at cost were secured by first priority liens on the assets of LMM portfolio companies.

       In addition to seeking a senior lien position in the capital structure of our LMM portfolio companies, we seek to limit the downside potential of our LMM investments by negotiating covenants that are designed to protect our LMM investments while affording our portfolio companies as much flexibility in managing their businesses as is reasonable. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control or change of management provisions, key-man life insurance, guarantees, equity pledges, personal guaranties, where appropriate, and put rights. In addition, we typically seek board representation or observation rights in all of our LMM portfolio companies.

       While we will continue to focus our LMM investments primarily on single tranche debt investments, we also anticipate structuring some of our debt investments as mezzanine loans. We anticipate that these mezzanine loans will be primarily junior secured or unsecured, subordinated loans that provide for relatively high fixed interest rates that will provide us with significant current interest income. These loans typically will have interest-only payments in the early years, with amortization of principal deferred to the later years of the mezzanine loan term. Typically, our mezzanine loans will have maturities of three to five years. We will generally target fixed interest rates of 12% to 14%, payable currently in cash for our mezzanine loan investments with higher targeted total returns from equity warrants, direct equity investments or PIK interest.

       In addition to our LMM debt investment strategy, we opportunistically pursue investments in privately placed debt securities. This private placement investment portfolio primarily consists of direct or secondary private placements of interest-bearing securities in companies that are generally larger in size than the LMM companies included in our investment portfolio. As of December 31, 2010, all of our privately placed portfolio investments were in the form of debt investments and 71% of such debt investments at cost were secured by first priority liens on portfolio company assets.

  Warrants

       In connection with our LMM debt investments, we have historically received equity warrants to establish or increase our equity interest in the LMM portfolio company. Warrants we receive in connection with a LMM debt investment typically require only a nominal cost to exercise, and thus, as a LMM portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We typically structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as secured or unsecured put rights, or rights to sell such securities back to the LMM portfolio company, upon the occurrence of specified events. In certain cases, we also may obtain registration rights in connection with these equity interests, which may include demand and "piggyback" registration rights.

  Direct Equity Investments

       We also will seek to make direct equity investments in situations where it is appropriate to align our interests with key management and stockholders, and to allow for some participation in the appreciation in the enterprise values of our LMM portfolio companies. We usually make our direct equity investments in connection with debt investments. In addition, we may have both equity warrants and direct equity positions in some of our LMM portfolio companies. We seek to maintain fully diluted equity positions in our LMM portfolio companies of 5% to 50%, and may have controlling equity interests in some instances. We have a value orientation toward our direct equity investments and have traditionally been able to purchase our equity investments at reasonable valuations.

INVESTMENT PROCESS

       Our investment committee is responsible for all aspects of our investment process. The current members of our investment committee are Vincent D. Foster, our Chairman and Chief Executive Officer, Todd A. Reppert, our President and Chief Financial Officer, and David Magdol, Senior Vice President. Mr. Magdol replaced Curtis Hartman, Senior Vice President, in this revolving seat on the investment committee effective January 1, 2011 and will serve through 2011. Our investment strategy involves a "team" approach, whereby potential transactions are screened by several members of our investment team before being presented to the investment committee. Our investment committee meets on an as needed basis depending on transaction volume. Our investment committee generally categorizes our investment process into seven distinct stages:

  Deal Generation/Origination

       Deal generation and origination is maximized through long-standing and extensive relationships with industry contacts, brokers, commercial and investment bankers, entrepreneurs, services providers such as lawyers, financial advisors, and accountants, as well as current and former portfolio companies and investors. Our investment team has focused its deal generation and origination efforts on LMM and middle market companies. We have developed a reputation as a knowledgeable, reliable and active source of capital and assistance in this market.

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

•
regulatory compliance.

       Upon successful screening of a proposed LMM transaction, the investment team makes a recommendation to our investment committee. If our investment committee concurs with moving forward on the proposed LMM transaction, we typically issue a non-binding term sheet to the company. For middle market companies, the initial term sheet is typically issued by the borrower.

  Term Sheet

       The non-binding term sheet will include the key economic terms based upon our analysis performed during the screening process as well as a proposed timeline and our qualitative expectation for the transaction. While the term sheet is non-binding, for LMM investments, we typically receive an expense deposit in order to move the transaction to the due diligence phase. Upon execution of a term sheet we begin our formal due diligence process.

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

  Document and Close

       Upon completion of a satisfactory due diligence review, the deal team presents the findings and a recommendation to our investment committee. The presentation contains information which can include, but is not limited to, the following:

  •
  company history and overview;

  •
  transaction overview, history and rationale, including an analysis of transaction strengths and risks;

  •
  analysis of key customers and suppliers and key contracts;

  •
  a working capital analysis;

  •
  an analysis of the company's business strategy;

  •
  a management and key equity investor background check and assessment;

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

  Post-Investment

       We continuously monitor the status and progress of the portfolio companies. We generally offer managerial assistance to our portfolio companies, giving them access to our investment experience, direct industry expertise and contacts. The same deal team that was involved in the investment process will continue its involvement in the portfolio company post-investment. This provides for continuity of knowledge and allows the deal team to maintain a strong business relationship with key management of our portfolio companies for post-investment assistance and monitoring purposes. As part of the monitoring process of LMM portfolio investments, the deal team will analyze monthly and quarterly financial statements versus the previous periods and year, review financial projections, meet and discuss issues or opportunities with management, attend board meetings and review all compliance certificates and covenants. While we maintain limited involvement in the ordinary course operations of our LMM portfolio companies, we maintain a higher level of involvement in non-ordinary course financing or strategic activities and any non-performing scenarios. We also monitor the performance of our private placement portfolio investments; however, due to the larger size and sophistication of these middle market companies, it is not necessary to have as much direct management interface.

       We use an internally developed investment rating system to characterize and monitor our expected level of returns on each of our investments.

  •
  Investment Rating 1 represents a portfolio company that is performing in a manner which significantly exceeds expectations and projections;

  •
  Investment Rating 2 represents a portfolio company that, in general, is performing above expectations;

  •
  Investment Rating 3 represents a portfolio company that is generally performing in accordance with expectations;

  •
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

       The following table shows the distribution of our portfolio investments (excluding the investment in our affiliated Investment Manager) on the 1 to 5 investment rating scale at fair value as of December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in thousands)
1	$52,147	15.0%	$14,509	10.3%
2	153,408	44.2%	59,116	42.0%
3	122,249	35.3%	57,578	40.9%
4	17,705	5.1%	9,000	6.4%
5	1,250	0.4%	500	0.4%

Totals	$346,759	100.0%	$140,703	100.0%

       Based upon our investment rating system, the weighted average rating of our portfolio as of December 31, 2010 and 2009 was approximately 2.3 and 2.4, respectively. As of December 31, 2010 and 2009, we had two and three investments, respectively, on non-accrual status comprising approximately 2.6% and 1.1%, respectively, of the total portfolio investments at fair value for each year then ended (excluding Main Street's investment in the Investment Manager).

  Exit Strategies/Refinancing

       While we generally exit most investments through the refinancing or repayment of our debt and redemption of our equity positions, we typically assist our LMM portfolio companies in developing and planning exit opportunities, including any sale or merger of our portfolio companies. We may also assist in the structure, timing, execution and transition of the exit strategy. The refinancing or repayment of private placement debt investments typically does not require our assistance due to the additional resources available to these larger, middle market companies.

DETERMINATION OF NET ASSET VALUE AND PORTFOLIO VALUATION PROCESS

       We determine the net asset value per share of our common stock on a quarterly basis. The net asset value per share is equal to our total assets minus liabilities and any noncontrolling interests outstanding divided by the total number of shares of common stock outstanding.

       Our business plan calls for us to invest primarily in illiquid securities issued by private, LMM companies as well as privately placed debt securities issued by private, middle market companies that are generally larger in size than the LMM companies. These portfolio investments may be subject to restrictions on resale and will generally have no established trading market. As a result, we determine in good faith the fair value of our portfolio investments pursuant to a valuation policy in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("Codification" or "ASC") 820, Fair Value Measurements and Disclosures ("ASC 820") and a valuation process approved by our Board of Directors and in accordance with the 1940 Act. We review external events, including private mergers, sales and acquisitions involving comparable companies, and include these events in the valuation process. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio.

       For valuation purposes, control investments are composed of equity and debt securities for which we have a controlling interest in the portfolio company or have the ability to nominate a majority of the portfolio company's board of directors. Market quotations are generally not readily available for our control investments. As a result, we determine the fair value of control investments using a combination of market and income approaches. Under the market approach, we will typically use the enterprise value methodology to determine the fair value of these investments. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization ("EBITDA"), cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, we analyze various factors, including the portfolio company's historical and projected financial results. We allocate the enterprise value to investments in order of the legal priority of the investments. We will also use the income approach to determine the fair value of these securities, based on projections of the discounted future free cash flows that the portfolio company or the debt security will likely generate. The valuation approaches for our control investments estimate the value of the investment if we were to sell, or exit, the investment, assuming the highest and best use of the investment by market participants. In addition, these valuation approaches consider the value associated with our ability to control the capital structure of the portfolio company, as well as the timing of a potential exit.

       For valuation purposes, non-control LMM investments are composed of debt and equity securities for which we do not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company's board of directors. Market quotations for our non-control LMM investments are generally not readily available. For our non-control LMM investments, we use a combination of the market and income approaches to value our equity investments and the income approach to value our debt instruments. For non-control LMM debt investments, we determine the fair value primarily using a yield approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Our estimate of the expected repayment date of a LMM debt security is generally the legal maturity date of the instrument, as we generally intend to hold our loans to maturity. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. We will use the value determined by the yield analysis as the fair value for that security; however, because of our general intent to hold our loans to maturity, the fair value will not exceed the face amount of the LMM debt security. A change in the assumptions that we use to estimate the fair value of our LMM debt securities using the yield analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or a debt security is in workout status, we may consider other factors in determining the fair value of a LMM debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis.

       For valuation purposes, all of our private placement portfolio investments are non-control investments and are composed of direct or secondary purchases of interest-bearing securities for which we do not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company's board of directors. We primarily use observable inputs to determine the fair value of these investments through obtaining third party quotes or other independent pricing.

       Due to the inherent uncertainty in the valuation process, our estimate of fair value for our LMM investments may differ materially from the values that would have been used had a ready market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. We determine the fair value of each individual investment and record changes in fair value as unrealized appreciation or depreciation.

       As described below, we undertake a multi-step valuation process each quarter in connection with determining the fair value of our investments, with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, our estimate of the fair value of each individual investment.

  •
  Our quarterly valuation process will begin with each LMM portfolio company or investment being initially valued by the deal team responsible for the portfolio investment;

  •
  Preliminary valuation conclusions will then be reviewed and discussed with senior management;

  •
  An independent valuation firm engaged by the Board of Directors will perform certain mutually agreed limited procedures that we have identified and asked them to perform on a selection of our final LMM portfolio company valuation conclusions;

  •
  The fair value determination for our privately placed debt investments generally consists of observable inputs;

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

       As part of the internal valuation process, in arriving at estimates of fair value for LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent advisor. The nationally recognized independent advisor is generally consulted relative to each LMM portfolio investment at least once in every calendar year, and for new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent advisor on one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a LMM portfolio company is determined to be insignificant relative to the total investment portfolio. Main Street consulted with its independent advisor in arriving at Main Street's determination of fair value on a total of 34 portfolio companies, including 33 LMM portfolio companies and our affiliated Investment Manager, for the year ended December 31, 2010, representing approximately 79% of the total LMM portfolio and affiliated Investment Manager investments at fair value as of December 31, 2010. Main Street consulted with its independent advisor relative to Main Street's determination of fair value on 8, 10, 8, and 8 portfolio investments for the quarters ended March 31, June 30, September 30, and December 31, 2010, respectively. The Board of Directors of Main Street has the final responsibility for reviewing and approving, in good faith, Main Street's estimate of the fair value for the investments.

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

EMPLOYEES

       As of December 31, 2010, we had 18 employees, each of whom was employed by the Investment Manager. These employees include investment and portfolio management professionals, operations professionals and administrative staff. As necessary, we will hire additional investment professionals and administrative personnel. All of our employees are located in our Houston, Texas office.

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

       In January 2008, we received an exemptive order from the SEC to exclude debt securities issued by MSMF from the asset coverage requirements of the 1940 Act as applicable to Main Street. The exemptive order provides for the exclusion of all debt securities issued by MSMF, including the $85 million of currently outstanding debt related to its participation in the SBIC program. This exemptive order provides us with expanded capacity and flexibility in obtaining future sources of capital for our investment and operational objectives. We expect to have similar relief from the SEC with respect to SBIC debt securities issued by MSC II, including the $95 million of currently outstanding debt related to its participation in the SBIC program.

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

       An SBIC (or group of SBICs under common control) may generally have outstanding debentures guaranteed by the SBA in amounts up to twice the amount of the privately-raised funds of the SBIC(s). Debentures guaranteed by the SBA have a maturity of ten years, require semi-annual payments of interest, do not require any principal payments prior to maturity, and, historically, were subject to certain prepayment penalties. Those prepayment penalties no longer apply as of September 2006. As of December 31, 2010, we, through the Funds, had issued $180 million of SBA-guaranteed debentures, which had an annual weighted average interest rate of approximately 5.2%.

       The American Recovery and Reinvestment Act of 2009 enacted in February 2009 (the "Stimulus Bill") contains several provisions applicable to SBIC funds, including the Funds. One of the key SBIC-related provisions included in the Stimulus Bill increased the maximum amount of combined SBIC leverage (or SBIC leverage cap) to $225 million for affiliated SBIC funds. The prior maximum amount of SBIC leverage available to affiliated SBIC funds was approximately $137 million. Since the increase in the SBIC leverage cap applies to affiliated SBIC funds, Main Street is required to allocate such increased borrowing capacity between the Funds. Subsequent to the Exchange Offer, Main Street now has access to a combined incremental $45 million in SBIC leverage capacity, subject to the required capitalization of each of the Funds, in addition to the $180 million of existing SBIC leverage.

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

  The New York Stock Exchange Corporate Governance Regulations

       The New York Stock Exchange ("NYSE") has adopted corporate governance regulations that listed companies must comply with. We believe we are in compliance with such corporate governance listing standards. We intend to monitor our compliance with all future listing standards and to take all necessary actions to ensure that we stay in compliance.

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

       In order to comply with the 90% Income Test, we formed the Taxable Subsidiaries as wholly owned taxable subsidiaries of MSCC and MSC II, for the primary purpose of permitting us to own equity interests in portfolio companies which are "pass through" entities for tax purposes. Absent the taxable status of the Taxable Subsidiaries, a portion of the gross income from such portfolio companies would flow directly to us for purposes of the 90% Income Test. To the extent such income did not consist of income derived from securities, such as dividends and interest, it could jeopardize our ability to qualify as a RIC and, therefore cause us to incur significant federal income taxes. The Taxable Subsidiaries are consolidated with Main Street for GAAP purposes, and the portfolio investments held by the Taxable Subsidiaries are included in our consolidated financial statements. The Taxable Subsidiaries are not consolidated with Main Street for income tax purposes and may generate income tax expense as a result of their ownership of the portfolio investments. This income tax expense, if any, is reflected in our Consolidated Statement of Operations.

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

  Investment Adviser Regulations

       We are also subject to regulation under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). The Advisers Act establishes, among other things, recordkeeping and reporting requirements, disclosure requirements, limitations on transactions between the adviser's account and an advisory client's account, limitations on transactions between the accounts of advisory clients, and general anti-fraud prohibitions. We will also be examined by the SEC from time to time for compliance with the Advisers Act.

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

       The broader economic fundamentals of the United States economy remain at relatively depressed levels. Unemployment levels remain elevated and consumer fundamentals remain depressed, which has led to significant reductions in spending by both consumers and businesses. In the event that the United States economy remains depressed, it is likely that the financial results of small- to mid-sized companies, like those in which we invest, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in defaults. In addition, the end markets for certain of our portfolio companies' products and services have experienced negative economic trends. We have seen reduced operating results at several portfolio companies due to the general economic difficulties, and the trend of reduced operating results may continue into 2011.

Consequently, we can provide no assurance that the performance of certain of our portfolio companies will not be negatively impacted by these economic or other conditions, which could also have a negative impact on our future results.

       Although we have been able to secure access to additional liquidity, including our $100 million investment credit facility and the increase in available leverage through the SBIC program as part of the 2009 Stimulus Bill, the current uncertainty in the debt and in the equity capital markets provides no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

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

       We compete for investments with other investment funds (including private equity funds, mezzanine funds, BDCs, and other SBICs), as well as traditional financial services companies such as commercial banks and other sources of funding. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us, including from federal government agencies. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors' pricing, terms and structure. If we are forced to match our competitors' pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in LMM companies is underserved by traditional commercial banks and other financing sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

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

       Borrowings, also known as leverage, magnify the potential for gain or loss on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our common stock. We, through the Funds, issue debt securities guaranteed by the SBA and sold in the capital markets. As a result of its guarantee of the debt securities, the SBA has fixed dollar claims on the assets of the Funds that are superior to the claims of our common stockholders. We may also borrow from banks and other lenders, including under the $85 million investment credit facility we entered into during 2010 and expanded to $100 million during January 2011. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources" for a discussion regarding our investment credit facility. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends. Leverage is generally considered a speculative investment technique.

       As of December 31, 2010, we, through the Funds, had $180 million of outstanding indebtedness guaranteed by the SBA, which had a weighted average annualized interest cost of approximately 5.2% (exclusive of deferred financing costs). The debentures guaranteed by the SBA have a maturity of ten years and require semi-annual payments of interest. We will need to generate sufficient cash flow to make required interest payments on the debentures. If we are unable to meet the financial obligations under the debentures, the SBA, as a creditor, will have a superior claim to the assets of the Funds over our stockholders in the event we liquidate or the SBA exercises its remedies under such debentures as the result of a default by us. In addition, as of December 31, 2010, we had $39 million outstanding under the Credit Facility. Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.50% or (ii) the applicable base rate plus 1.50%. Main Street pays unused commitment fees of 0.375% per annum on the average unused lender commitments under the Credit Facility. If we are unable to meet the financial obligations under the Credit Facility, the Credit Facility lending group will have a superior claim to the assets of MSCC and its subsidiaries (excluding the assets of the Funds) over our stockholders in the event we liquidate or the lending group exercises its remedies under the Credit Facility as the result of a default by us.

       Illustration.    The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Our Portfolio(1)
(net of expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	(22.2)%	(13.2)%	(4.2)%	4.8%	13.7%

(1)
Assumes $448.9 million in total assets, $219.0 million in debt outstanding, $250.0 million in net assets, and an average cost of funds of 4.8%. Actual interest payments may be different.

       Our ability to achieve our investment objective may depend in part on our ability to access additional leverage on favorable terms by issuing debentures guaranteed by the SBA, through the Funds, or by borrowing from banks or insurance companies, and there can be no assurance that such additional leverage can in fact be achieved.

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

       For federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the origination of a loan or possibly in other circumstances, or contractual payment-in-kind, or PIK, interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discounts or increases in loan balances as a result of contractual PIK arrangements will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash. Approximately 6.4% of our total investment income for the year ended December 31, 2010 was attributable to paid in kind interest.

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

       We may distribute taxable dividends that are payable in part in our stock. Under an IRS revenue procedure, up to 90% of any such taxable dividend declared on or before December 31, 2012 with respect to taxable years ended on or before December 31, 2011 could be payable in our stock. Where the IRS revenue procedure is not currently applicable, the IRS has also issued private letter rulings on cash and stock dividends paid by RICs and real estate investment trusts using a 20% cash standard (and, more recently, the 10% cash standard of the above-referenced IRS revenue procedure) if certain requirements are satisfied. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

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

       The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below net asset value provided that our Board of Directors makes certain determinations. At our 2010 annual meeting of stockholders, our stockholders approved a proposal that authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for a period of one year ending on the earlier of June 11, 2011 or the date of our 2011 annual meeting of stockholders. Continued access to this exception will require approval of similar proposals at future stockholder meetings. At our 2009 annual meeting of stockholders, our stockholders also approved a proposal to authorize us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock or securities to subscribe to, convert to, or purchase shares of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders' best interests.

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

       Investing in our portfolio companies involves a number of significant risks. Among other things, these companies:

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

       We invest primarily in secured term debt as well as equity issued by LMM and middle market companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

  Our marketable securities and idle funds investments are subject to risks including risks similar to our portfolio investments.

       Marketable securities and idle funds investments can include, among other things, secured and unsecured debt investments, independently rated debt investments and diversified bond funds. Many of these investments in debt obligations are, or would be if rated, below investment grade quality. Indebtedness of below investment grade quality is regarded as having predominantly speculative characteristics with respect to the issuer's capacity to pay interest and repay principal, similar to our portfolio investments in the lower middle market. (See "— Our investments in portfolio companies involve higher levels of risk, and we could lose all or part of our investment.") Many of these marketable securities and idle funds investments are purchased through over the counter or other markets and are therefore liquid at the time of purchase but may subsequently become illiquid due to events relating to the issuer of the securities, market events, economic conditions or investor perceptions. See "— Risks Related to Our Investments — The lack of liquidity in our investments may adversely affect our business" for a description of risks related to holding illiquid investments. In addition, domestic and foreign markets are complex and interrelated, so that events in one sector of the world markets or economy, or in one geographical region, can reverberate and have materially negative consequences for other market, economic or regional sectors in a manner that may not be foreseen and which may materially affect the market price of our marketable securities and idle funds investments. Other risks that our portfolio investments are subject to are also applicable to these marketable securities and idle funds investments. See "— Risks Related to Our Investments" for risks affecting our portfolio investments.

RISKS RELATING TO OUR COMMON STOCK

  Shares of closed-end investment companies, including BDCs, may trade at a discount to their net asset value.

       Shares of closed-end investment companies, including BDCs, may trade at a discount to net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value. In addition, if our common stock trades below net asset value, we will generally not be able to issue additional common stock at the market price unless our stockholders approve such a sale and our Board of Directors makes certain determinations. See "— Risks Relating to Our Business and Structure — Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock" for a discussion of a proposal approved by our stockholders that permits us to issue shares of our common stock below net asset value.

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

Item 4.    Reserved

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK AND HOLDERS

       Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "MAIN." Prior to October 14, 2010, our common stock was traded on the NASDAQ Global Select Market under the same symbol "MAIN." Our common stock began trading on the NASDAQ Global Select Market on October 5, 2007. Prior to that date, there was no established public trading market for our common stock.

       The following table sets forth, for each fiscal quarter since our common stock began trading, the range of high and low closing prices of our common stock as reported on the NYSE and on the NASDAQ Global Select Market.

	High	Low
Fiscal year 2010
Fourth quarter	$18.19	$16.01
Third quarter	$16.90	$14.78
Second quarter	$16.90	$13.71
First quarter	$16.14	$13.95
Fiscal year 2009
Fourth quarter	$16.35	$13.29
Third quarter	$14.25	$13.03
Second quarter	$14.74	$9.66
First quarter	$10.43	$9.07

       On March 9, 2011, the last sale price of our common stock on the NYSE was $19.23 per share, and there were approximately 218 holders of record of the common stock which did not include shareholders for whom shares are held in "nominee" or "street name."

DIVIDENDS

       From our IPO through the third quarter of 2008, we paid quarterly dividends, but in the fourth quarter of 2008 we began paying, and we intend to continue paying, monthly dividends to our stockholders. Our monthly dividends, if any, will be determined by our Board of Directors on a quarterly basis.

       The following table summarizes our dividends declared to date:

Date Declared	Record Date	Payment Date	Amount(1)
Fiscal year 2011
March 9, 2011	March 24, 2011	April 15, 2011	$0.130
March 9, 2011	April 21, 2011	May 16, 2011	$0.130
March 9, 2011	May 20, 2011	June 15, 2011	$0.130
December 9, 2010	February 22, 2011	March 15, 2011	$0.125
December 9, 2010	January 20, 2011	February 15, 2011	$0.125
December 9, 2010	January 6, 2011	January 14, 2011	$0.125

Total			$0.765

Date Declared	Record Date	Payment Date	Amount(1)
Fiscal year 2010
September 8, 2010	November 19, 2010	December 15, 2010	$0.125	(2)
September 8, 2010	October 21, 2010	November 15, 2010	$0.125	(2)
September 8, 2010	September 23, 2010	October 15, 2010	$0.125	(2)
June 3, 2010	August 20, 2010	September 15, 2010	$0.125	(2)
June 3, 2010	July 21, 2010	August 16, 2010	$0.125	(2)
June 3, 2010	June 21, 2010	July 15, 2010	$0.125	(2)
March 9, 2010	May 20, 2010	June 15, 2010	$0.125	(2)
March 9, 2010	April 21, 2010	May 14, 2010	$0.125	(2)
March 9, 2010	March 25, 2010	April 15, 2010	$0.125	(2)
December 8, 2009	February 22, 2010	March 15, 2010	$0.125	(2)
December 8, 2009	January 21, 2010	February 16, 2010	$0.125	(2)
December 8, 2009	January 6, 2010	January 15, 2010	$0.125	(2)

Total			$1.500

Fiscal year 2009
September 3, 2009	November 20, 2009	December 15, 2009	$0.125	(3)
September 3, 2009	October 21, 2009	November 16, 2009	$0.125	(3)
September 3, 2009	September 21, 2009	October 15, 2009	$0.125	(3)
June 3, 2009	August 20, 2009	September 15, 2009	$0.125	(3)
June 3, 2009	July 21, 2009	August 14, 2009	$0.125	(3)
June 3, 2009	June 19, 2009	July 15, 2009	$0.125	(3)
March 4, 2009	May 21, 2009	June 15, 2009	$0.125	(3)
March 4, 2009	April 21, 2009	May 15, 2009	$0.125	(3)
March 4, 2009	March 20, 2009	April 15, 2009	$0.125	(3)
December 3, 2008	February 20, 2009	March 16, 2009	$0.125	(3)
December 3, 2008	January 22, 2009	February 16, 2009	$0.125	(3)
December 3, 2008	December 19, 2008	January 15, 2009	$0.125	(4)

Total			$1.500

Fiscal year 2008
Total			$1.425	(4)

Fiscal year 2007
Total			$0.330	(5)

Cumulative dividends declared or paid			$5.520

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

(2)
These dividends attributable to fiscal year 2010 were comprised of ordinary income of $1.22 per share, long term capital gain of $0.27 per share, and qualified dividend income of $0.01 per share.

(3)
These dividends attributable to fiscal year 2009 were comprised of ordinary income of $1.22 per share and long term capital gain of $0.16 per share.

(4)
These dividends attributable to fiscal year 2008 were comprised of ordinary income of $0.95 per share and long term capital gain of $0.60 per share and included dividends declared during fiscal year 2008 and the dividend declared and accrued as of December 31, 2008 and paid on January 15, 2009, pursuant to the Code.

(5)
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

       Where the IRS revenue procedure is not currently applicable, the IRS has also issued private letter rulings on cash and stock dividends paid by RICs and real estate investment trusts using a 20% cash standard (and, more recently, the 10% cash standard of the above-referenced IRS revenue procedure) if certain requirements are satisfied.

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

SALES OF UNREGISTERED SECURITIES

       During 2010, we issued a total of 478,731 shares of our common stock under the DRIP pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of our common stock issued under the DRIP during 2010 was approximately $7.6 million.

PURCHASES OF EQUITY SECURITIES

       None.

STOCK PERFORMANCE GRAPH

       The following graph compares the stockholder return on our common stock from October 5, 2007 to December 31, 2010 with the Russell 2000 Index and the Main Street Peer Group index. This comparison assumes $100.00 was invested on October 5, 2007 (the date our common stock began to trade in connection with our initial public offering) in our common stock and in the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

 COMPARISON OF STOCKHOLDER RETURN(1)
Among Main Street Capital Corporation, the Russell 2000 Index and Main Street Peer Group
(For the Period October 5, 2007 to December 31, 2010)

(1)
Total return includes reinvestment of dividends through December 31, 2010.

(2)
The Main Street Peer Group index is composed of American Capital Strategies, Ltd., Apollo Investment Corporation, Ares Capital Corporation, Gladstone Capital Corporation, Gladstone Investment Corporation, Hercules Technology Growth Capital, Inc., MCG Capital Corporation, NGP Capital Resources Company, Prospect Capital Corporation, Solar Capital Ltd., Medallion Financial Corp., Triangle Capital Corporation, THL Credit, Inc., and TICC Capital Corp.

Item 6.    Selected Financial Data

       The selected financial and other data below reflects the combined operations of MSMF and MSMF GP for the years ended December 31, 2006 and the consolidated operations of Main Street and its subsidiaries for the years ended December 31, 2007, 2008, 2009, and 2010. The selected financial data at December 31, 2006, 2007, 2008, 2009, and 2010 and for the years ended December 31, 2006, 2007, 2008, 2009, and 2010, have been derived from combined/consolidated financial statements that have been audited by Grant Thornton LLP, an independent registered public accounting firm. You should read this selected financial and other data in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2006	2007	2008	2009	2010
	(dollars in thousands)
Statement of operations data:
Investment income:
Total interest, fee and dividend income	$9,013	$11,312	$16,123	$14,283	$33,525
Interest from idle funds and other	749	1,163	1,172	1,719	2,983

Total investment income	9,762	12,475	17,295	16,002	36,508

Expenses:
Interest	(2,717)	(3,246)	(3,778)	(3,791)	(9,058)
General and administrative	(198)	(512)	(1,684)	(1,351)	(1,437)
Expenses reimbursed to Investment Manager	—	—	(1,007)	(570)	(5,263)
Share-based compensation	—	—	(511)	(1,068)	(1,489)
Management fees to affiliate	(1,942)	(1,500)	—	—	—
Professional costs related to initial public offering	—	(695)	—	—	—

Total expenses	(4,857)	(5,953)	(6,980)	(6,780)	(17,247)

Net investment income	4,905	6,522	10,315	9,222	19,261
Total net realized gain (loss) from investments	2,430	4,692	1,398	(7,798)	(2,880)

Net realized income	7,335	11,214	11,713	1,424	16,381
Total net change in unrealized appreciation (depreciation) from investments	8,488	(5,406)	(3,961)	8,242	19,639
Income tax benefit (provision)	—	(3,263)	3,182	2,290	(941)
Bargain purchase gain	—	—	—	—	4,891

Net increase (decrease) in net assets resulting from operations	15,823	2,545	10,934	11,956	39,970
Noncontrolling interest	—	—	—	—	(1,226)

Net increase (decrease) in net assets resulting from operations attributable to common stock	$15,823	$2,545	$10,934	$11,956	$38,744

Net investment income per share — basic and diluted	N/A	$0.76	$1.13	$0.92	$1.16
Net realized income per share — basic and diluted	N/A	$1.31	$1.29	$0.14	$0.99
Net increase (decrease) in net assets resulting from operations attributable to common stock per share — basic and diluted	N/A	$0.30	$1.20	$1.19	$2.38
Weighted average shares outstanding — basic and diluted	N/A	8,587,701	9,095,904	10,042,639	16,292,846

	As of December 31,
	2006	2007	2008	2009	2010
	(dollars in thousands)
Balance sheet data:
Assets:
Total portfolio investments at fair value	$73,711	$105,650	$127,007	$156,740	$348,811
Marketable securities and idle funds investments	—	24,063	4,390	3,253	68,753
Cash and cash equivalents	13,769	41,889	35,375	30,620	22,334
Deferred tax asset	—	—	1,121	2,716	1,958
Interest receivable and other assets	630	1,576	1,101	1,510	4,524
Deferred financing costs, net of accumulated amortization	1,333	1,670	1,635	1,611	2,544

Total assets	$89,443	$174,848	$170,629	$196,450	$448,924

Liabilities and net assets:
SBIC debentures	$45,100	$55,000	$55,000	$65,000	$155,558
Credit facility	—	—	—	—	39,000
Deferred tax liability	—	3,026	—	—	—
Interest payable	855	1,063	1,108	1,069	3,195
Dividend payable	—	—	726	—	—
Accounts payable and other liabilities	216	610	1,439	721	1,188

Total liabilities	46,171	59,699	58,273	66,790	198,941
Total net asset value	43,272	115,149	112,356	129,660	245,535
Noncontrolling interest	—	—	—	—	4,448

Total liabilities and net assets	$89,443	$174,848	$170,629	$196,450	$448,924

Other data:
Weighted average effective yield on LMM debt investments(1)	15.0%	14.3%	14.0%	14.3%	14.5%
Number of LMM portfolio companies(2)	24	27	31	35	45
Expense ratios (as percentage of average net assets):
Operating expenses(3)	5.5%	4.8%	2.8%	2.5%	4.0%
Interest expense	7.0%	5.7%	3.3%	3.1%	4.3%

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

       On January 7, 2010, MSCC consummated transactions (the "Exchange Offer") to exchange 1,239,695 shares of its common stock for approximately 88% of the total dollar value of the limited partner interests in Main Street Capital II, LP ("MSC II" and, together with MSMF, the "Funds"). Pursuant to the terms of the Exchange Offer, 100% of the membership interests in the general partner of MSC II, Main Street Capital II GP, LLC ("MSC II GP"), were also transferred to MSCC for no consideration. MSC II commenced operations in January 2006, is an investment fund that operates as an SBIC and is also managed by the Investment Manager. The Exchange Offer and related transactions, including the transfer of the MSC II GP interests, are collectively termed the "Exchange Offer Transactions" (see Note J to the consolidated financial statements). As of December 31, 2010, an approximately 12% minority ownership in the total dollar value of the MSC II limited partnership interests remained outstanding, including approximately 5% owned by affiliates of MSCC.

       MSCC has direct or indirect subsidiaries that have elected to be taxable entities (the "Taxable Subsidiaries"). The primary purpose of these entities is to hold certain investments that generate "pass through" income for tax purposes. The Taxable Subsidiaries are each taxed at their normal corporate tax rates based on their taxable income.

       Unless otherwise noted or the context otherwise indicates, the terms "we," "us," "our" and "Main Street" refer to MSCC and its subsidiaries, including MSMF, MSC II, and the Taxable Subsidiaries.

OVERVIEW

       We are a principal investment firm primarily focused on providing customized debt and equity financing to lower middle market ("LMM") companies, which we generally define as companies with annual revenues between $10 million and $100 million that operate in diverse industries. We invest primarily in secured debt instruments, equity investments, warrants and other securities of LMM companies based in the United States. Our principal investment objective is to maximize our portfolio's total return by generating current income from our debt investments and capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. Our LMM portfolio investments generally range in size from $3 million to $20 million.

       We seek to fill the current financing gap for LMM businesses, which, historically, have had more limited access to financing from commercial banks and other traditional sources. Given the current credit environment, we believe the limited access to financing for LMM companies is even more pronounced. The underserved nature of the lower middle market creates the opportunity for us to meet the financing needs of LMM companies while also negotiating favorable transaction terms and equity participations. Our ability to invest across a company's capital structure, from senior secured loans to equity securities, allows us to offer portfolio companies a comprehensive suite of financing solutions, or "one stop" financing. Providing customized, "one stop" financing solutions has become even more relevant to our LMM portfolio companies in the current credit environment. We generally seek to partner directly with entrepreneurs, management teams and business owners in making our investments. Main Street believes that its LMM investment strategy has a lower correlation to the broader debt and equity markets.

       In addition to our investment strategy of investing in LMM companies, we opportunistically pursue investments in privately placed debt securities. This private placement investment portfolio primarily consists of direct or secondary private placements of interest-bearing securities in companies that are generally larger in size than the LMM companies included in our investment portfolio. As of December 31, 2010, we had privately placed portfolio investments in 16 companies collectively totaling approximately $67.1 million in fair value with a total cost basis of approximately $65.6 million. The weighted average revenues for the 16 privately placed portfolio company investments was approximately $352 million. All of our privately placed portfolio investments were in the form of debt investments and 71% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average effective yield on Main Street's privately placed portfolio debt investments was approximately 12.5% as of December 31, 2010.

       Our portfolio investments are generally made through MSCC and the Funds. MSCC and the Funds share the same investment strategies and criteria, although they are subject to different regulatory regimes. An investor's return in MSCC will depend, in part, on the Funds' investment returns as MSMF is a wholly owned subsidiary of MSCC and MSC II is a majority owned subsidiary of MSCC.

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

       For the year ended December 31, 2010, we paid dividends on a monthly basis totaling $1.50 per share, or $23.9 million. We generated undistributed taxable income (or "spillover income") of approximately $1.6 million, or $0.09 per share, during 2010 that will be carried forward toward distributions paid in 2011. In December 2010, we declared monthly dividends for the first quarter of 2011 totaling $0.375 per share. In March 2011, we declared monthly dividends for the second quarter of 2011 totaling $0.39 per share. Including the dividends declared for the first and second quarters of 2011, we will have paid approximately $5.52 per share in cumulative dividends since our October 2007 initial public offering.

       At December 31, 2010, we had $91.1 million in cash and cash equivalents, marketable securities, and idle funds investments. In August 2010, we completed a follow-on public stock offering in which we sold 3,220,000 shares of common stock, including the underwriters' exercise of the over-allotment option, at a price to the public of $15.00 per share (or approximately 123% of the then latest reported Net Asset Value per share), resulting in total net proceeds of approximately $45.8 million, after deducting underwriters' commissions and offering costs. In January 2010, we completed a follow-on public stock offering in which we sold 2,875,000 shares of common stock, including the underwriters' exercise of the over-allotment option, at a price to the public of $14.75 per share (or approximately 123% of the then latest reported Net Asset Value per share), resulting in total net proceeds of approximately $40.1 million, after deducting underwriters' commissions and offering costs.

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

       A proposed bill, the Small Business Financing and Investment Act of 2009, or HR 3854, would increase the total SBIC leverage capacity for affiliated SBIC funds from $225 million to $350 million. If enacted, this bill would increase Main Street's SBIC leverage capacity through the Funds by an additional $125 million. While Main Street is positioned to benefit from the full congressional passage of HR 3854, the ultimate form and likely outcome of such legislation or any similar legislation cannot be predicted.

       In our view, the SBIC leverage, including the increased capacity, remains a strategic advantage due to its long-term, flexible structure and its low fixed cost. The SBIC leverage also provides proper matching of duration and cost compared with our LMM portfolio investments. As of December 31, 2010, the weighted average duration of our LMM portfolio debt investments was approximately 3.1 years compared to a weighted average duration of 7.1 years for our SBIC leverage. As of December 31, 2010, approximately 90% of LMM portfolio debt investments bear interest at fixed rates which is also appropriately matched by the long-term, low cost fixed rates available through our SBIC leverage.

CRITICAL ACCOUNTING POLICIES

  Basis of Presentation

       Our financial statements are prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). For the year ended December 31, 2010, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries, including MSMF and MSC II. For the year ended 2009, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries, including MSMF. Portfolio investments, as used herein, refers to all of our portfolio investments in LMM companies, private placement portfolio investments, and the Investment Manager and excludes all "Marketable securities and idle funds investments." Private placement portfolio investments include investments made through direct or secondary purchases of interest-bearing securities in companies that are generally larger in size than the LMM companies included as part of our portfolio investments. "Marketable securities and idle funds investments" are classified as financial instruments and are reported separately on our Consolidated Balance Sheets and Consolidated Schedule of Investments due to the nature of such investments. Our results of operations and cash flows for the years ended December 31, 2010, 2009, and 2008, and financial position as of December 31, 2010 and 2009, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current financial statement presentation, including the reclassification of private placement portfolio investments which were formerly classified as "Marketable securities and idle funds investments" and are now classified as portfolio investments in the "Non-Control/Non-Affiliate investments" category due to our current intent to hold such investments until their maturity and the fact that their terms adhere more to our portfolio investment strategy.

       Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the Audit and Accounting Guide for Investment Companies issued by the American Institute of Certified Public Accountants (the "AICPA Guide"), we are precluded from consolidating portfolio company investments, including those in which we have a controlling interest, unless the portfolio company is another investment company. An exception to this general principle in the AICPA Guide occurs if we own a controlled operating company that provides all or substantially all of its services directly to us, or to an investment company of ours. None of the investments made by us qualify for this exception. Therefore, our portfolio investments are carried on the balance sheet at fair value, as discussed further in Note B to our consolidated financial statements, with any adjustments to fair value recognized as "Net Change in Unrealized Appreciation (Depreciation)" on our Statement of Operations until the investment is exited, resulting in any gain or loss on exit being recognized as a "Net Realized Gain (Loss) from Investments."

  Portfolio Investment Valuation

       The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of our portfolio investments and the related amounts of unrealized appreciation and depreciation. As of December 31, 2010 and 2009, approximately 78% and 80%, respectively, of our total assets represented investments in portfolio companies valued at fair value (including the investment in the Investment Manager). We are required to report our investments at fair value. We adopted the provisions of the Accounting Standards Codification ("Codification" or "ASC") 820, Fair Value Measurements and Disclosures in the first quarter of 2008. ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

       Our portfolio strategy calls for us to invest primarily in illiquid securities issued by private, LMM companies. These LMM portfolio investments may be subject to restrictions on resale and will generally have no established trading market. We determine in good faith the fair value of our LMM portfolio investments pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by our Board of Directors and in accordance with the 1940 Act. We review external events, including private mergers, sales and acquisitions involving comparable companies, and include these events in the valuation process. Our valuation policy and process are intended to provide a consistent basis for determining the fair value of the portfolio.

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

       For valuation purposes, non-control LMM portfolio investments are composed of debt and equity securities for which we do not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company's board of directors. Market quotations for non-control LMM investments are generally not readily available. For our non-control LMM portfolio investments, we use a combination of the market and income approaches to value our equity investments and the income approach to value our debt instruments. For non-control LMM debt investments, we determine the fair value primarily using a yield approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Our estimate of the expected repayment date of a LMM debt security is generally the legal maturity date of the instrument, as we generally intend to hold our loans to maturity. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. We will use the value determined by the yield analysis as the fair value for that security; however, because of our general intent to hold our loans to maturity, the fair value will not exceed the face amount of the LMM debt security. A change in the assumptions that we use to estimate the fair value of our LMM debt securities using the yield analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or a debt security is in workout status, we may consider other factors in determining the fair value of a LMM debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis.

       Our private placement portfolio investments primarily consist of direct or secondary purchases of interest-bearing securities in companies that are generally larger in size than the LMM companies included in our investment portfolio. For valuation purposes, all of our private placement portfolio investments are non-control investments and are composed of debt securities for which we do not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company's board of directors. We primarily use observable inputs to determine the fair value of these investments through obtaining third party quotes or independent pricing.

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

  Payment-in-Kind ("PIK") Interest

       While not significant to the total portfolio, we hold debt and preferred equity instruments in our investment portfolio that contain payment-in-kind ("PIK") interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of dividends in arrears may be deferred until such time as the preferred equity is redeemed. To maintain regulated investment company ("RIC") tax treatment (as discussed below), these non-cash sources of income will need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We will stop accruing PIK interest and cumulative dividends and will write off any accrued and uncollected interest and dividends in arrears when it is determined that such PIK interest and dividends in arrears are no longer collectible.

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

  Income Taxes

       MSCC has elected and intends to continue to qualify for the tax treatment applicable to a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), and, among other things, intends to make the required distributions to its stockholders as specified therein. In order to qualify as a RIC, MSCC is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, each year. Depending on the level of taxable income earned in a tax year, MSCC may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income.

       The Taxable Subsidiaries hold certain portfolio investments of Main Street. The Taxable Subsidiaries are consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by them are included in Main Street's consolidated financial statements. The Taxable Subsidiaries permit Main Street to hold equity investments in portfolio companies which are "pass through" entities for tax purposes in order to comply with the "source income" requirements contained in the RIC tax provisions. The Taxable Subsidiaries are not consolidated with Main Street for income tax purposes and may generate income tax expense, or benefit, as a result of their ownership of certain portfolio investments. This income tax expense, or benefit, is reflected in Main Street's Consolidated Statement of Operations.

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

LMM PORTFOLIO COMPOSITION

       LMM portfolio investments principally consist of secured debt, equity warrants and direct equity investments in privately held, LMM companies. The LMM debt investments are secured by either a first or second lien on the assets of the portfolio company, generally bear interest at fixed rates, and generally mature between five and seven years from the original investment. In most LMM portfolio companies, we also receive nominally priced equity warrants and/or make direct equity investments, usually in connection with a debt investment.

       Summaries of the composition of our LMM investment portfolio at cost and fair value as a percentage of total LMM portfolio investments are shown in the following table:

Cost:	December 31, 2010	December 31, 2009
First lien debt	70.6%	69.3%
Equity	17.7%	13.4%
Second lien debt	6.7%	10.7%
Equity warrants	5.0%	6.6%

	100.0%	100.0%

Fair Value:	December 31, 2010	December 31, 2009
First lien debt	62.6%	57.4%
Equity	21.9%	19.5%
Equity warrants	9.0%	13.5%
Second lien debt	6.5%	9.6%

	100.0%	100.0%

       The following table shows the LMM portfolio composition by geographic region of the United States at cost and fair value as a percentage of total LMM portfolio investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company:

Cost:	December 31, 2010	December 31, 2009
Southwest	50.5%	50.1%
West	29.3%	28.6%
Midwest	7.2%	6.9%
Southeast	7.0%	9.0%
Northeast	6.0%	5.4%

	100.0%	100.0%

Fair Value:	December 31, 2010	December 31, 2009
Southwest	51.8%	51.1%
West	28.4%	28.4%
Midwest	7.2%	6.3%
Southeast	6.4%	8.4%
Northeast	6.2%	5.8%

	100.0%	100.0%

       Main Street's LMM portfolio investments are generally in companies conducting business in a variety of industries. Set forth below are tables showing the composition of Main Street's LMM portfolio investments by industry at cost and fair value as of December 31, 2010 and 2009:

Cost:	December 31, 2010	December 31, 2009
Professional services	15.4%	12.7%
Equipment rental	8.4%	3.6%
Information services	7.8%	5.1%
Retail	7.4%	7.5%
Industrial equipment	7.2%	6.4%
Industrial services	7.2%	5.0%
Media/Marketing	6.6%	0.0%
Metal fabrication	6.3%	2.5%
Electronics manufacturing	5.2%	7.1%
Health care services	5.0%	4.7%
Precast concrete manufacturing	4.4%	9.7%
Restaurant	3.3%	5.6%
Custom wood products	3.0%	6.7%
Agricultural services	2.8%	6.6%
Consumer Products	2.6%	0.0%
Manufacturing	2.4%	4.1%
Governmental services	1.8%	2.0%
Transportation/Logistics	1.3%	6.1%
Health care products	1.2%	3.0%
Infrastructure products	0.7%	1.6%

	100.0%	100.0%

Fair Value:	December 31, 2010	December 31, 2009
Professional services	14.3%	12.2%
Information services	8.5%	4.4%
Industrial services	7.8%	7.0%
Equipment rental	7.3%	2.3%
Health care services	7.1%	9.1%
Retail	6.6%	6.6%
Metal fabrication	6.5%	4.5%
Industrial equipment	6.3%	5.2%
Media/Marketing	5.9%	0.0%
Electronics manufacturing	5.0%	6.2%
Precast concrete manufacturing	4.9%	11.5%
Restaurant	3.7%	6.2%
Agricultural services	3.3%	7.9%
Custom wood products	3.0%	1.6%
Manufacturing	2.7%	3.9%
Consumer Products	2.3%	0.0%
Transportation/Logistics	1.8%	6.3%
Governmental services	1.8%	2.1%
Health care products	1.1%	2.9%
Infrastructure products	0.1%	0.1%

	100.0%	100.0%

       Our LMM portfolio investments carry a number of risks including, but not limited to: (1) investing in LMM companies which may have a limited operating history and financial resources; (2) holding investments that are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment grade debt and equity investments in private, LMM companies.

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

       The following table shows the distribution of our LMM and privately placed portfolio investments (excluding the investment in our affiliated Investment Manager) on the 1 to 5 investment rating scale at fair value as of December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in thousands)
1	$52,147	15.0%	$14,509	10.3%
2	153,408	44.2%	59,116	42.0%
3	122,249	35.3%	57,578	40.9%
4	17,705	5.1%	9,000	6.4%
5	1,250	0.4%	500	0.4%

Totals	$346,759	100.0%	$140,703	100.0%

       Based upon our investment rating system, the weighted average rating of our portfolio as of December 31, 2010 and 2009 was approximately 2.3 and 2.4, respectively. As of December 31, 2010 and 2009, we had two and three investments, respectively, on non-accrual status comprising approximately 2.6% and 1.1%, respectively, of the total portfolio investments at fair value for each year then ended (excluding Main Street's investment in the Investment Manager).

       The broader fundamentals of the United States economy remain mixed, and unemployment remains elevated. In the event that the United States economy contracts, it is likely that the financial results of small- to mid-sized companies, like those in which we invest, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in defaults. In addition, the end markets for certain of our portfolio companies' products and services have experienced negative economic trends over the last few years. Consequently, we can provide no assurance that the performance of certain portfolio companies will not be negatively impacted by these economic or other conditions, which could also have a negative impact on our future results.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

  Comparison of years ended December 31, 2010 and December 31, 2009

	Years Ended December 31,		Net Change
	2010	2009	Amount	%
	(dollars in millions)
Total investment income	$36.5	$16.0	$20.5	128%
Total expenses	(17.2)	(6.8)	(10.4)	154%

Net investment income	19.3	9.2	10.1	109%
Total net realized loss from investments	(2.9)	(7.8)	4.9	NM

Net realized income	16.4	1.4	15.0	1050%
Net change in unrealized appreciation	19.6	8.2	11.4	138%
Income tax benefit (provision)	(1.0)	2.3	(3.3)	-141%
Bargain purchase gain	4.9	—	4.9	NM
Noncontrolling interest	(1.2)	—	(1.2)	NM

Net increase in net assets resulting from operations attributable to common stock	$38.7	$11.9	$26.8	224%

	Years Ended December 31,		Net Change
	2010	2009	Amount	%
	(dollars in millions)
Net investment income	$19.3	$9.2	$10.1	109%
Share-based compensation expense	1.4	1.1	0.3	39%

Distributable net investment income (a)	20.7	10.3	10.4	102%
Total net realized loss from investments	(2.9)	(7.8)	4.9	NM

Distributable net realized income (a)	$17.8	$2.5	$15.3	617%

Distributable net investment income per share —
Basic and diluted(a)	$1.25	$1.02	$0.23	22%

Distributable net realized income per share —
Basic and diluted(a)	$1.08	$0.25	$0.83	332%

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

  Investment Income

       For the year ended December 31, 2010, total investment income was $36.5 million, a $20.5 million, or 128%, increase over the $16.0 million of total investment income for the year ended December 31, 2009. This comparable period increase was principally attributable to (i) $13.1 million of total investment income from portfolio investments held by MSC II, the fund acquired as part of the Exchange Offer, (ii) a $6.7 million increase in interest income from higher average levels of both portfolio debt investments and interest-bearing marketable securities or idle funds investments, (iii) a $0.5 million increase in non-recurring interest income in the fourth quarter of 2010 due to higher levels of prepayment activity from our portfolio debt investments, and (iv) a $0.3 million increase in fee income due to higher levels of transaction activity, partially offset by a $0.1 million decrease in dividend income principally due to a $0.9 million special dividend from a portfolio company investment that was received in the third quarter of 2009.

  Expenses

       For the year ended December 31, 2010, total expenses increased by approximately $10.4 million, or 154%, to $17.2 million from $6.8 million for the year ended December 31, 2009. This comparable period increase in expenses was principally attributable to (i) $7.8 million in interest expense and other operating expenses related to MSC II subsequent to the Exchange Offer, (ii) higher share-based compensation expense of $0.3 million related to non-cash amortization for restricted share grants, (iii) higher interest expense of $0.7 million as a result of an additional $20.0 million in SBIC Debentures issued through MSMF during 2010 and borrowings under our credit facility during the fourth quarter of 2010, and (iv) higher personnel costs and other operating expenses.

  Distributable Net Investment Income

       Distributable net investment income for the year ended December 31, 2010 was $20.7 million, or a 102% increase, compared to distributable net investment income of $10.3 million during the year ended December 31, 2009. The increase in distributable net investment income was primarily due to higher levels of total investment income partially offset by higher interest and other operating expenses, due to the changes discussed above. Distributable net investment income on a per share basis for 2010 reflects a greater number of average shares outstanding compared to 2009 due to the January and August 2010 follow-on stock offerings, as well as the shares issued to consummate the Exchange Offer.

  Net Investment Income

       Net investment income for the year ended December 31, 2010 was $19.3 million, or a 109% increase, compared to net investment income of $9.2 million during the year ended December 31, 2009. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher interest and other operating expenses as discussed above.

  Distributable Net Realized Income

       For the year ended December 31, 2010, the net realized loss from investments of $2.9 million was primarily attributable to (i) $4.0 million of realized loss on our debt and equity investment in Quest Design and Production, LLC in the first quarter of 2010 and (ii) $1.9 million of realized loss on our debt and equity investment in Advantage Millwork Company, Inc. in the third quarter of 2010, partially offset by (i) $2.3 million of realized gain during the second quarter of 2010 on the partial exits of equity investments in Laurus Healthcare, LP and Gulf Manufacturing, LLC and on the full exit of our equity investment in Pulse Systems, LLC and (ii) $0.7 million of net realized gain related to private placement, marketable securities, and idle funds investments. The net realized loss of $7.8 million during the 2009 year related to realized losses recognized on the exit of our investments in two portfolio companies, partially offset by net realized gain on the partial exit of our equity investments in one portfolio company and net realized gain attributable to marketable securities investments.

       Distributable net realized income increased $15.3 million to $17.8 million, or $1.08 per share, for 2010 compared with distributable net realized income of $2.5 million, or $0.25 per share, in 2009 due to the higher levels of distributable net investment income as well as the change in total net realized loss from investments.

  Net Realized Income

       The higher levels of net investment income for the year ended December 31, 2010, partially offset by the change in total net realized loss during that period, resulted in a $15.0 million increase in net realized income compared with 2009.

  Net Increase in Net Assets Resulting from Operations

       For the year ended December 31, 2010, the $19.6 million net change in unrealized appreciation was principally attributable to (i) $2.8 million in accounting reversals of net unrealized depreciation attributable to the net realized loss recognized during 2010 as discussed above, (ii) unrealized appreciation on 29 portfolio investments totaling $18.3 million, offset by unrealized depreciation on 18 portfolio investments totaling $8.8 million, (iii) $6.9 million in unrealized appreciation attributable to our SBIC debentures, (iv) $0.6 million in unrealized appreciation attributable to investments in marketable securities, and (v) $0.3 million in unrealized depreciation attributable to our investment in the affiliated Investment Manager. The noncontrolling interest of $1.2 million recognized during 2010 reflected the pro rata portion of MSC II net earnings attributable to the equity interests in MSC II not owned by Main Street. During the first quarter of 2010, we also recognized a $4.9 million bargain purchase gain related to the consummation of the Exchange Offer. The bargain purchase gain recognized during the first quarter of 2010 is a non-recurring gain which was solely generated by the acquisition accounting related to the Exchange Offer. For the year ended December 31, 2010, we also recognized a net income tax provision of $1.0 million principally related to deferred taxes on unrealized appreciation of equity investments held in our Taxable Subsidiaries.

       As a result of these events, our net increase in net assets resulting from operations attributable to common stock during 2010 was $38.7 million, or $2.38 per share, compared with a net increase in net assets resulting from operations attributable to common stock of $11.9 million, or $1.19 per share, in 2009.

  Comparison of years ended December 31, 2009 and December 31, 2008

	Years Ended December 31,		Net Change
	2009	2008	Amount	%
	(dollars in millions)
Total investment income	$16.0	$17.3	$(1.3)	(7)%
Total expenses	(6.8)	(7.0)	0.2	(3)%

Net investment income	9.2	10.3	(1.1)	(11)%
Total net realized gain (loss) from investments	(7.8)	1.4	(9.2)	NM

Net realized income	1.4	11.7	(10.3)	(88)%
Net change in unrealized appreciation (depreciation) from investments	8.2	(4.0)	12.2	NM
Income tax benefit	2.3	3.2	(0.9)	(28)%

Net increase in net assets resulting from operations	$11.9	$10.9	$1.0	9%

	Years Ended December 31,		Net Change
	2009	2008	Amount	%
	(dollars in millions)
Net investment income	$9.2	$10.3	$(1.1)	(11)%
Share-based compensation expense	1.1	0.5	0.6	109%

Distributable net investment income(a)	10.3	10.8	(0.5)	(5)%
Total net realized gain (loss) from investments	(7.8)	1.4	(9.2)	NM

Distributable net realized income(a)	$2.5	$12.2	$(9.7)	(80)%

Distributable net investment income per share —
Basic and diluted(a)	$1.02	$1.19	$(0.17)	(14)%

Distributable net realized income per share —
Basic and diluted(a)	$0.25	$1.34	$(1.09)	(81)%

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

  Investment Income

       For the year ended December 31, 2009, total investment income was $16.0 million, a $1.3 million, or 7%, decrease over the $17.3 million of total investment income for the year ended December 31, 2008. This comparable period decrease was principally attributable to (i) lower dividend income of $1.4 million due to certain portfolio companies retaining their excess cash flow as additional cushion given reduced economic visibility and lower near-term earnings expectations and (ii) reduced levels of fee income of $1.3 million due to lower new investment originations; partially offset by higher interest income of $1.4 million from LMM and privately placed portfolio debt investments and from marketable securities and idle funds investments on higher average levels of such investments.

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

  Net Realized Income

       The lower net investment income for the year ended December 31, 2009 coupled with the higher level of net realized loss during that period resulted in a $10.3 million decrease in the net realized income for the year ended December 31, 2009 compared with 2008.

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

  Liquidity and Capital Resources

  Cash Flows

       For the year ended December 31, 2010, we experienced a net decrease in cash and cash equivalents in the amount of $8.3 million. During that period, we generated $16.6 million of cash from our operating activities, primarily from distributable net investment income partially offset by (i) the semi-annual interest payments made on our SBIC debentures, (ii) increases in interest receivable, (iii) accretion of unearned income, and (iv) non-cash interest and dividends. We used $176.0 million in net cash from investing activities, principally including the funding of $157.7 million for new portfolio company investments and the funding of $100.6 million for marketable securities and idle funds investments, partially offset by (i) $36.8 million of cash proceeds from the sale of marketable securities and idle funds investments, (ii) $43.0 million in cash proceeds from the repayment of portfolio debt investments and from the exit of portfolio equity investments, and (iii) $2.5 million in cash acquired as part of the Exchange Offer. During 2010, $151.1 million in cash was provided by financing activities, which principally consisted of (i) $85.9 million in net cash proceeds from public stock offerings in January 2010 and August 2010, (ii) $45.0 million in cash proceeds from the issuance of SBIC debentures, and (iii) $39 million in net cash proceeds from our credit facility, partially offset by $16.3 million in cash dividends paid to stockholders and $2.1 million in loan costs associated with our SBIC debentures and credit facility.

       For the year ended December 31, 2009, we experienced a net decrease in cash and cash equivalents in the amount of $4.8 million. During that period, we generated $8.0 million of cash from our operating activities, primarily from distributable net investment income partially offset by (i) the semi-annual interest payments on our SBIC debentures, (ii) decreases in accounts payable, and (iii) non-cash interest and dividends. We used $26.0 million in net cash from investing activities, principally including the funding of $85.9 million for marketable securities and idle funds investments and the funding of $24.7 million for new portfolio company investments, partially offset by $73.5 million of cash proceeds from the sale of marketable securities and idle funds investments and $11.1 million in cash proceeds from the repayment of portfolio debt investments. During 2009, $13.2 million in cash was provided by financing activities, which principally consisted of $16.2 million in net cash proceeds from a June 2009 public stock offering and $9.6 million in net proceeds from the issuance of SBIC debentures, partially offset by $11.2 million in cash dividends and $1.6 million in purchases of shares of our common stock as part of our share repurchase program.

       For the year ended December 31, 2008, we experienced a net decrease in cash and cash equivalents of $6.5 million. During that period, we generated $10.9 million of cash from our operating activities, primarily from distributable net investment income partially offset by the semi-annual interest payments on our SBIC debentures. We used $3.5 million in net cash for investing activities, principally due to the funding of new investments and several smaller follow-on investments for a total of $47.7 million. We also made a $4.2 million investment in idle funds investments, and received proceeds from the maturity of a $24.1 million investment in idle funds investments. We received $16.3 million in cash proceeds from repayment of debt investments and $8.0 million of cash proceeds from the redemption and sale of equity investments. For the year ended December 31, 2008, we used $13.9 million in cash for financing activities, which principally consisted of $13.2 million in cash dividends to stockholders, $0.4 million in deferred loan origination costs and $0.3 million used in the purchase of share of our common stock pursuant to our share repurchase program, which has since been terminated.

  Capital Resources

       As of December 31, 2010, we had $91.1 million in cash and cash equivalents, marketable securities, and idle funds investments, and our net asset value totaled $245.5 million, or $13.06 per share. In September 2010, we entered into an $85 million, three-year credit facility (the "Credit Facility") with a group of bank lenders, and in January 2011, we expanded the Credit Facility from $85 million to $100 million. The purpose of the Credit Facility is to provide additional liquidity in support of future investment and operational activities. The revisions to the Credit Facility provide several benefits to Main Street, including (i) an expansion of the total committed facility size to $100 million compared with Main Street's prior $30 million credit facility, (ii) increased advance rates applicable to Main Street's eligible investments, (iii) the addition of new lenders which further diversifies the Main Street lending group to a total of six participants, and (iv) an extension of the maturity date to September 20, 2013. The accordion feature of the Credit Facility allows us to seek up to $150 million of total commitments from new or existing lenders on the same terms and conditions as the existing commitments. Borrowings under the Credit Facility bear interest, subject to Main Street's election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.50% or (ii) the applicable base rate plus 1.50%. Main Street pays unused commitment fees of 0.375% per annum on the average unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the assets of the Funds. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining an interest coverage ratio of at least 2.0 to 1.0, (ii) maintaining an asset coverage ratio of at least 2.5 to 1.0, and (iii) maintaining a minimum tangible net worth. At December 31, 2010, Main Street had $39 million in borrowings outstanding under the Credit Facility and recognized $519,439 in interest expense for the year ended December 31, 2010 related to its credit facilities. As of December 31, 2010, Main Street was in compliance with all financial covenants of the Credit Facility.

       In August 2010, we completed a follow-on public stock offering in which we sold 3,220,000 shares of common stock, including the underwriters' exercise of the over-allotment option, at a price to the public of $15.00 per share (or approximately 123% of the then latest reported Net Asset Value per share), resulting in total net proceeds of approximately $45.8 million, after deducting underwriters' commissions and offering costs. In January 2010, we completed a follow-on public stock offering in which we sold 2,875,000 shares of common stock, including the underwriters' exercise of the over-allotment option, at a price to the public of $14.75 per share (or approximately 123% of the then latest reported Net Asset Value per share), resulting in total net proceeds of approximately $40.1 million, after deducting underwriters' commissions and offering costs.

       Due to each of the Funds' status as a licensed SBIC, we have the ability to issue, through the Funds, debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA generally in an amount up to twice its regulatory capital, which effectively approximates the amount of its equity capital. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time. Debentures issued prior to September 2006 were subject to pre-payment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006. On December 31, 2010, we, through the Funds, had $180 million of outstanding indebtedness guaranteed by the SBA, which carried a weighted average fixed interest rate of approximately 5.2%. The first maturity related to the SBIC debentures does not occur until 2013, and the weighted average duration is 7.1 years as of December 31, 2010.

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

       A proposed bill, the Small Business Financing and Investment Act of 2009, or HR 3854, would increase the total SBIC leverage capacity for affiliated SBIC funds from $225 million to $350 million. If enacted, this bill would increase Main Street's SBIC leverage capacity through the Funds by an additional $125 million.

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

       We periodically invest excess cash balances into marketable securities and idle funds investments. The investment objective of marketable securities and idle funds investments is to generate incremental cash returns on excess cash balances prior to utilizing those funds for investment in our LMM and private placement portfolio investment strategy. Marketable securities and idle funds investments generally consist of debt investments, independently rated debt investments, certificates of deposit with financial institutions, and diversified bond funds. The composition of marketable securities and idle funds investments will vary in a given period based upon, among other things, changes in market conditions, the underlying fundamentals in our marketable securities and idle funds investments, our outlook regarding future LMM and private placement portfolio investment needs, and any regulatory requirements applicable to Main Street.

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

  Current Market Conditions

       Although we have been able to secure access to additional liquidity, including our expanded $100 million Credit Facility, recent public stock offerings, and the increase in available leverage through the SBIC program as part of the Stimulus Bill, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

  Recently Issued Accounting Standards

       In June 2009, the Financial Accounting Standards Board ("FASB") issued ASC 810, Amendments to FASB Interpretation No. 46(R) ("ASC 810"), which amends the guidance in FASB Interpretation No. ("FIN") 46(R), Consolidation of Variable Interest Entities. It requires reporting entities to evaluate former qualifying special-purpose entities ("QSPEs") for consolidation, changes the approach to determining the primary beneficiary of a variable interest entity (a "VIE") from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. ASC 810 requires additional year-end and interim disclosures for public and non-public companies. ASC 810 is effective as of the beginning of a company's first fiscal year that begins after November 15, 2009 and for subsequent interim and annual reporting periods. Main Street adopted ASC 810 on January 1, 2010. The FASB agreed at its January 27, 2010 meeting to issue an Accounting Standards Update ("ASU") to finalize its proposal to indefinitely defer ASC 810 for reporting enterprises' interests in entities that either have all of the characteristics of investment companies or for which it is industry practice to apply measurement principles for financial reporting purposes consistent with those that apply to investment companies. The provisions of ASC 810 will not have any impact on Main Street's financial condition or results of operations.

       In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures About Fair Value Measurements ("ASU 2010-06"). ASU 2010-06 adds new requirements for disclosures about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation, inputs and valuation techniques. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. Adoption of ASU 2010-06 is not expected to have a significant impact on Main Street's financial condition and results of operations.

       In December 2007, the FASB issued ASC 805, Business Combinations. Under ASC 805, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, replacing the previous cost-allocation process. ASC 805 also includes a substantial number of new disclosure requirements. ASC 805 is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Main Street adopted ASC 805 on January 1, 2009. Main Street accounted for the Exchange Offer under ASC 805 with the impact on the financial statements discussed in Note J to the consolidated financial statements.

  Inflation

       Inflation has not had a significant effect on our results of operations in any of the reporting periods presented herein. However, our portfolio companies have experienced, and may in the future experience, the impacts of inflation on their operating results, including periodic escalations in their costs for raw materials and required energy consumption.

  Off-Balance Sheet Arrangements

       We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At December 31, 2010, we had five outstanding commitments to fund unused revolving loans for up to $9.0 million in total.

  Contractual Obligations

       As of December 31, 2010, our future fixed commitments for cash payments on contractual obligations for each of the next five years and thereafter are as follows:

	Total	2011	2012	2013	2014	2015	2016 and thereafter
	(dollars in thousands)
SBIC debentures	$180,000	$—	$—	$4,000	$18,000	$23,100	$134,900
Interest due on SBIC debentures	66,147	9,313	9,429	9,403	9,097	8,011	20,894

Total	$246,147	$9,313	$9,429	$13,403	$27,097	$31,111	$155,794

       MSC II is obligated to make payments under an investment advisory agreement with the Investment Manager, MSCC's wholly owned subsidiary. The payments due under the investment advisory agreement were fixed for the first five years at $3.3 million per year, paid quarterly, until September 30, 2010. Subsequent to September 30, 2010, under the investment advisory agreement, MSC II is obligated to pay a 2% annualized management fee based upon MSC II assets under management.

       MSCC is obligated to make payments under a support services agreement with the Investment Manager. The Investment Manager is reimbursed for its excess cash expenses associated with providing investment management and other services to MSCC and its subsidiaries, as well as MSC II and third parties. Each quarter, as part of the support services agreement, MSCC makes payments to cover all cash expenses incurred by the Investment Manager, less the recurring management fees that the Investment Manager receives from MSC II pursuant to a long-term investment advisory services agreement and any other fees received from third parties for providing external services. For the years ended December 31, 2010 and 2009, the expenses reimbursed by MSCC to the Investment Manager were $2.2 million and $0.6 million, respectively.

  Related Party Transactions

       As discussed further in Note D to the accompanying consolidated financial statements, subsequent to the completion of the Formation Transactions, the Investment Manager is a wholly owned portfolio company of MSCC. At December 31, 2010 and 2009, the Investment Manager had receivables of $15,124 and $217,422, respectively, due from MSCC related to net cash expenses incurred by the Investment Manager required to support Main Street's business.

  Recent Developments

       During January 2011, we closed an expansion of our three-year credit facility (the "Credit Facility") from $85 million to $100 million. The $15 million increase in total commitments pursuant to an accordion feature under the Credit Facility relates to a new lender relationship which further diversifies the Main Street lending group to a total of six participants. The accordion feature of the Credit Facility allows us to seek up to $150 million of total commitments from new or existing lenders on the same terms and conditions as the existing commitments. The increase in total commitments under the Credit Facility provides us with access to additional financing capacity in support of our future investment and operational activities.

       During January 2011, Main Street closed LMM portfolio investments in Pegasus Research Group, LLC (dba Televerde ("Televerde")), and in Van Gilder Insurance Corporation ("Van Gilder"). Main Street's $7.5 million investment in Televerde represents a combination of debt and equity capital invested in the company in order to support the recapitalization and growth financing of the company. Televerde is headquartered in Phoenix, Arizona and provides sales-lead services to Fortune 500 IT hardware and software companies. Main Street's $10.7 million investment in Van Gilder represents a combination of debt and equity capital invested in the company in order to refinance certain debt obligations and provide additional liquidity for the company's ongoing operations. Van Gilder is headquartered in Denver, Colorado and provides a full spectrum of insurance brokerage services including business insurance, employee benefits, risk management and personal insurance services.

       During February 2011, Main Street completed a LMM portfolio investment in Principle Environmental, LLC ("Principle"). Main Street's $7.5 million investment in Principle represents a combination of debt and equity capital invested in the company in order to support the recapitalization of the company, as well as to provide additional financing for future growth. Principle primarily serves the oil and gas and transportation industries, and is the leading provider of noise abatement services in the Marcellus Shale oil and gas basin. The company is headquartered in Weatherford, Texas with additional facilities in Pennsylvania.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

       We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, marketable securities, and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. The majority of our debt investments are made with fixed interest rates for the term of the investment. However, as of December 31, 2010, approximately 26% of our debt investment portfolio (at cost) bore interest at floating rates with 96% of those floating-rate debt investments (at cost) subject to contractual minimum interest rates. Our interest expense will be affected by changes in the LIBOR rate in connection with our Credit Facility; however, the long term interest rates on our outstanding SBIC debentures, which comprise the majority of our outstanding debt, are fixed for the 10-year life of such debt. As of December 31, 2010, we had not entered into any interest rate hedging arrangements. At December 31, 2010, based on our applicable levels of floating-rate debt investments, a 1% change in interest rates would not have a material effect on our level of interest income from debt investments.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders' of
Main Street Capital Corporation

       We have audited the accompanying consolidated balance sheets of Main Street Capital Corporation (a Maryland corporation), including the consolidated schedule of investments, as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in net assets and cash flows and the consolidated financial highlights (see Note H) for each of the three years in the period ended December 31, 2010. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

       We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included verification by examination of securities held by the custodian as of December 31, 2010 and 2009, and confirmation of securities not held by the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of Main Street Capital Corporation as of December 31, 2010 and 2009 and the consolidated results of their operations, changes in net assets, cash flows and financial highlights for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

       We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Main Street Capital Corporation's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2011, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ GRANT THORNTON LLP

Houston, Texas
March 11, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders' of
Main Street Capital Corporation

       We have audited Main Street Capital Corporation's (a Maryland corporation) (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Main Street Capital Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Main Street Capital Corporation's internal control over financial reporting based on our audit.

       We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

       In our opinion, Main Street Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by COSO.

       We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Main Street Capital Corporation as of December 31, 2010 and 2009, including the consolidated schedule of investments as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in net assets and cash flows, and the financial highlights (see Note H), for each of the three years in the period ended December 31, 2010, and our report dated March 11, 2011, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Houston, Texas
March 11, 2011

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
ASSETS
Portfolio investments at fair value:
Control investments (cost: $161,009,443 and $59,544,719 as of December 31, 2010 and 2009, respectively)	$174,596,394	$66,400,667
Affiliate investments (cost: $65,650,789 and $39,252,445 as of December 31, 2010 and 2009, respectively)	80,206,804	46,886,202
Non-Control/Non-Affiliate investments (cost: $91,911,304 and $27,482,826 as of December 31, 2010 and 2009, respectively)	91,956,221	27,416,287
Investment in affiliated Investment Manager (cost: $4,284,042 and $18,000,000 as of December 31, 2010 and 2009, respectively)	2,051,655	16,036,838

Total portfolio investments (cost: $322,855,578 and $144,279,990 as of December 31, 2010 and 2009, respectively)	348,811,074	156,739,994
Marketable securities and idle funds investments (cost: $67,970,907 and $3,252,954 as of December 31, 2010 and 2009, respectively)	68,752,858	3,252,954

Total investments (cost: $390,826,485 and $147,532,944 as of December 31, 2010 and 2009, respectively)	417,563,932	159,992,948
Cash and cash equivalents	22,334,340	30,619,998
Deferred tax asset	1,958,593	2,716,400
Interest receivable and other assets	4,523,792	1,509,608
Deferred financing costs (net of accumulated amortization of $1,504,584 and $1,071,676 as of December 31, 2010 and 2009, respectively)	2,543,645	1,611,508

Total assets	$448,924,302	$196,450,462

LIABILITIES
SBIC debentures (par: $180,000,000 and $65,000,000 as of December 31, 2010 and 2009, respectively; of which $70,557,975 is recorded at fair value as of December 31, 2010)	$155,557,975	$65,000,000
Credit facility	39,000,000	—
Interest payable	3,194,870	1,069,148
Payable to affiliated Investment Manager	15,124	217,422
Accounts payable and other liabilities	1,173,295	503,761

Total liabilities	198,941,264	66,790,331
Commitments and contingencies
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 18,797,444 and 10,842,447 issued and outstanding as of December 31, 2010 and 2009, respectively)	187,975	108,425
Additional paid-in capital	224,485,165	123,534,156
Accumulated net investment income	9,261,405	7,269,866
Accumulated net realized gain (loss) from investments	(20,541,897)	(15,922,020)
Net unrealized appreciation, net of income taxes	32,141,997	14,669,704

Total Net Asset Value	245,534,645	129,660,131
Noncontrolling interest	4,448,393	—

Total net assets including noncontrolling interests	249,983,038	129,660,131

Total liabilities and net assets	$448,924,302	$196,450,462

NET ASSET VALUE PER SHARE	$13.06	$11.96

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

	Years Ended December 31,
	2010	2009	2008
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$17,526,766	$8,022,687	$9,826,369
Affiliate investments	8,250,622	4,581,295	4,842,442
Non-Control/Non-Affiliate investments	7,747,739	1,678,962	1,454,718

Total interest, fee and dividend income	33,525,127	14,282,944	16,123,529
Interest from marketable securities, idle funds and other	2,982,780	1,719,303	1,171,897

Total investment income	36,507,907	16,002,247	17,295,426
EXPENSES:
Interest	(9,058,386)	(3,790,702)	(3,777,919)
General and administrative	(1,437,027)	(1,351,451)	(1,684,084)
Expenses reimbursed to affiliated Investment Manager	(5,263,133)	(569,868)	(1,006,835)
Share-based compensation	(1,488,709)	(1,068,397)	(511,452)

Total expenses	(17,247,255)	(6,780,418)	(6,980,290)

NET INVESTMENT INCOME	19,260,652	9,221,829	10,315,136
NET REALIZED GAIN (LOSS) FROM INVESTMENTS:
Control investments	(3,587,638)	(3,441,483)	188,214
Affiliate investments	—	(5,055,796)	1,209,280
Non-Control/Non-Affiliate investments	235	70,628	—
Marketable securities and idle funds investments	707,740	629,103	—

Total net realized gain (loss) from investments	(2,879,663)	(7,797,548)	1,397,494

NET REALIZED INCOME	16,380,989	1,424,281	11,712,630
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION):
Portfolio investments	12,264,717	9,051,986	(3,182,809)
Marketable securities and idle funds investments	781,951	(171,091)	171,091
SBIC debentures	6,861,971	—	—
Investment in affiliated Investment Manager	(269,225)	(638,788)	(949,374)

Total net change in unrealized appreciation (depreciation)	19,639,414	8,242,107	(3,961,092)

Income tax (provision) benefit	(940,634)	2,289,841	3,182,401
Bargain purchase gain	4,890,582	—	—

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	39,970,351	11,956,229	10,933,939
Noncontrolling interest	(1,226,487)	—	—

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS ATTRIBUTABLE TO COMMON STOCK	$38,743,864	$11,956,229	$10,933,939

NET INVESTMENT INCOME PER SHARE — BASIC AND DILUTED	$1.16	$0.92	$1.13

NET REALIZED INCOME PER SHARE — BASIC AND DILUTED	$0.99	$0.14	$1.29

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS ATTRIBUTABLE TO COMMON STOCK PER SHARE — BASIC AND DILUTED	$2.38	$1.19	$1.20

DIVIDENDS PAID PER SHARE	$1.50	$1.50	$1.43

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	16,292,846	10,042,639	9,095,904

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Stock								Total Net Assets Including Noncontrolling Interest
					Accumulated Net Realized Gain (Loss) From Investments	Net Unrealized Appreciation, Net of Income Taxes
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Net Investment Income			Total Net Asset Value	Noncontrolling Interest
Balances at December 31, 2007	8,959,718	$89,597	$104,076,033	$6,067,131	$—	$4,916,447	$115,149,208	$—	$115,149,208
Dividend reinvestment	15,820	158	213,571	—	—	—	213,729	—	213,729
Share repurchase program	(34,700)	(347)	(330,659)	—	—	—	(331,006)	—	(331,006)
Issuance of restricted stock, net of forfeitures	265,645	2,657	(2,657)	—	—	—	—	—	—
Share-based compensation	—	—	511,452	—	—	—	511,452	—	511,452
Dividends to stockholders	—	—	—	(6,226,674)	(7,894,592)	—	(14,121,266)	—	(14,121,266)
Net increase resulting from operations	—	—	—	10,315,136	1,397,494	(778,691)	10,933,939	—	10,933,939

Balances at December 31, 2008	9,206,483	92,065	104,467,740	10,155,593	(6,497,098)	4,137,756	112,356,056	—	112,356,056
Public offering of common stock, net of offering costs	1,437,500	14,375	16,176,533	—	—	—	16,190,908	—	16,190,908
Share-based compensation	—	—	1,068,397	—	—	—	1,068,397	—	1,068,397
Dividend reinvestment	271,906	2,719	3,690,001	—	—	—	3,692,720	—	3,692,720
Share repurchase program	(164,544)	(1,645)	(1,615,461)	—	—	—	(1,617,106)	—	(1,617,106)
Issuance of restricted stock	107,505	1,075	(1,075)	—	—	—	—	—	—
Purchase of vested stock for employee payroll tax withholding	(16,403)	(164)	(251,979)	—	—	—	(252,143)	—	(252,143)
Dividends to stockholders	—	—	—	(12,107,556)	(1,627,374)	—	(13,734,930)	—	(13,734,930)
Net increase resulting from operations	—	—	—	9,221,829	(7,797,548)	10,531,948	11,956,229	—	11,956,229

Balances at December 31, 2009	10,842,447	108,425	123,534,156	7,269,866	(15,922,020)	14,669,704	129,660,131	—	129,660,131
MSC II exchange offer and related transactions	1,246,803	12,468	20,080,623	4,890,582	—	—	24,983,673	3,237,210	28,220,883
Public offerings of common stock, net of offering costs	6,095,000	60,950	85,836,250	—	—	—	85,897,200	—	85,897,200
Share-based compensation	—	—	1,488,709	—	—	—	1,488,709	—	1,488,709
Dividend reinvestment	478,731	4,787	7,632,303	—	—	—	7,637,090	—	7,637,090
Issuance of restricted stock	157,277	1,573	(1,573)	—	—	—	—	—	—
Purchase of vested stock for employee payroll tax withholding	(22,814)	(228)	(369,345)	—	—	—	(369,573)	—	(369,573)
Adjustment to investment in Investment Manager related to the MSC II Exchange Offer	—	—	(13,715,958)	—	—	—	(13,715,958)	—	(13,715,958)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(15,304)	(15,304)
Dividends to stockholders	—	—	—	(22,159,695)	(1,740,214)	—	(23,899,909)	—	(23,899,909)
Net increase resulting from operations	—	—	—	19,260,652	(2,879,663)	18,698,780	35,079,769	—	35,079,769
Noncontrolling interest	—	—	—	—	—	(1,226,487)	(1,226,487)	1,226,487	—

Balances at December 31, 2010	18,797,444	$187,975	$224,485,165	$9,261,405	$(20,541,897)	$32,141,997	$245,534,645	$4,448,393	$249,983,038

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations:	$39,970,351	$11,956,229	$10,933,939
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized (appreciation) depreciation	(19,639,414)	(8,242,107)	3,961,092
Net realized (gain) loss from investments	2,879,663	7,797,548	(1,397,494)
Bargain purchase gain	(4,890,582)	—	—
Accretion of unearned income	(2,790,394)	(701,956)	(1,062,452)
Net payment-in-kind interest accrual	(2,589,029)	(655,762)	(216,505)
Share-based compensation expense	1,488,709	1,068,397	511,452
Amortization of deferred financing costs	470,012	414,545	426,084
Deferred taxes	674,980	(1,594,719)	(4,147,353)
Fees and other	2,068,179	(578,404)	612,143
Changes in other assets and liabilities:
Interest receivable and other assets	(1,961,515)	(359,312)	115,533
Interest payable	782,624	(39,045)	45,521
Payable to affiliated Investment Manager	(202,298)	(85,212)	302,633
Accounts payable and other liabilities	343,024	(935,595)	828,098

Net cash provided by operating activities	16,604,310	8,044,607	10,912,691
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in portfolio companies	(157,689,915)	(24,741,598)	(47,698,567)
Cash acquired in MSC II exchange offer	2,489,920	—	—
Investments in marketable securities and idle funds investments	(100,563,154)	(85,855,676)	(4,218,704)
Proceeds from marketable securities and idle funds investments	36,754,208	73,513,104	24,063,261
Principal payments received on loans and debt securities	39,815,482	11,121,773	16,300,750
Proceeds from sale of equity securities and related notes	3,175,283	—	8,029,339

Net cash provided by (used in) investing activities	(176,018,176)	(25,962,397)	(3,523,921)
CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase program	—	(1,617,106)	(331,006)
Proceeds from public offering of common stock, net of offering costs	85,897,200	16,190,908	—
Distributions to noncontrolling interest	(15,304)	—	—
Dividends paid to stockholders	(16,262,819)	(11,167,882)	(12,781,074)
Net change in DRIP deposit	—	400,000	(400,000)
Proceeds from issuance of SBIC debentures	45,000,000	10,000,000	—
Proceeds from credit facility	75,650,000	—	—
Repayments on credit facility	(36,650,000)	—	—
Purchase of vested stock for employee payroll tax withholding	(369,573)	(252,143)	—
Payment of deferred loan costs and SBIC debenture fees	(2,121,296)	(390,815)	(391,188)

Net cash provided by (used in) financing activities	151,128,208	13,162,962	(13,903,268)

Net increase (decrease) in cash and cash equivalents	(8,285,658)	(4,754,828)	(6,514,498)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,619,998	35,374,826	41,889,324

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,334,340	$30,619,998	$35,374,826

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value
Control Investments(3)
Café Brazil, LLC	Casual Restaurant
12% Secured Debt (Maturity — April 20, 2013)	Group	2,000,000	1,997,439	2,000,000
Member Units(7) (Fully diluted 41.0%)			41,837	2,240,000

			2,039,276	4,240,000
California Healthcare Medical Billing, Inc.	Healthcare Billing and
12% Secured Debt (Maturity — October 17, 2013)	Records Management	7,303,000	6,937,251	6,985,748
Warrants (Fully diluted 20.4%)			1,193,333	3,380,333
Common Stock (Fully diluted 9.7%)			1,176,667	1,390,000

			9,307,251	11,756,081
CBT Nuggets, LLC	Produces and Sells IT
10% Secured Debt (Maturity — March 31, 2012)	Certification Training	775,000	775,000	775,000
14% Secured Debt (Maturity — December 31, 2013)	Videos	2,800,000	2,787,551	2,792,180
Member Units(7) (Fully diluted 40.8%)			1,299,520	3,450,000

			4,862,071	7,017,180
Ceres Management, LLC (Lambs)	Aftermarket Automotive
14% Secured Debt (Maturity — May 31, 2013)	Services Chain	4,000,000	3,964,568	3,964,568
9.5% Secured Debt (Lamb's Real Estate Investment I, LLC) (Maturity — August 31, 2014)		1,225,000	1,225,000	1,225,000
Class B Member Units (15% cumulative compounding quarterly) (Non-voting)			1,508,611	1,508,611
Member Units (Fully diluted 70%)			1,813,333	1,100,000
Member Units(7) (Lamb's Real Estate Investment I, LLC) (Fully diluted 100%)			625,000	625,000

			9,136,512	8,423,179
Condit Exhibits, LLC	Tradeshow Exhibits/
9% current / 9% PIK Secured Debt (Maturity — July 1, 2013)	Custom Displays	4,660,948	4,619,659	4,619,659
Warrants (Fully diluted 47.9%)			320,000	50,000

			4,939,659	4,669,659
Currie Acquisitions, LLC	Manufacturer of Electric
12% Secured Debt (Maturity — March 1, 2015)	Bicycles/Scooters	4,750,000	3,971,699	3,971,699
Warrants (Fully diluted 47.3%)			2,566,204	2,340,204

			6,537,903	6,311,903
Gulf Manufacturing, LLC	Industrial Metal Fabrication
8% Secured Debt (Maturity — August 31, 2014)		3,620,000	3,620,000	3,620,000
13% Secured Debt (Maturity — August 31, 2012)		1,680,000	1,649,959	1,675,165
9% PIK Secured Debt (Maturity — June 30, 2017)		1,420,784	1,420,784	1,420,784
Member Units(7) (Fully diluted 34.2%)			2,979,813	5,870,000

			9,670,556	12,585,949
Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic
12% Secured Debt (Maturity — June 4, 2015)	Generators	6,000,000	5,255,101	5,255,101
Warrants (Fully diluted 35.2%)			717,640	717,640
Mandatorily Redeemable Preferred Stock			1,000,000	1,000,000

			6,972,741	6,972,741

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2010

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value
Control Investments(3)
Hawthorne Customs & Dispatch Services, LLC	Transportation/ Logistics
Member Units(7) (Fully diluted 59.1%)			692,500	1,250,000
Member Units (Wallisville Real Estate, LLC)(7) (Fully diluted 59.1%)			1,214,784	1,214,784

			1,907,284	2,464,784
Hydratec, Inc.	Agricultural Services
Common Stock (Fully diluted 92.5%)(7)			7,087,911	9,177,911

Indianapolis Aviation Partners, LLC	FBO / Aviation
12% Secured Debt (Maturity — September 15, 2014)	Support Services	4,500,000	4,140,255	4,350,000
Warrants (Fully diluted 30.1%)			1,129,286	1,570,286

			5,269,541	5,920,286
Jensen Jewelers of Idaho, LLC	Retail Jewelry
Prime Plus 2% Secured Debt (Maturity — November 14, 2011)		2,260,000	2,256,486	2,260,000
13% current / 6% PIK Secured Debt (Maturity — November 14, 2011)		2,344,897	2,340,040	2,344,896
Member Units(7) (Fully diluted 60.8%)			811,000	1,060,000

			5,407,526	5,664,896
Mid-Columbia Lumber Products, LLC	Specialized Lumber
10% Secured Debt (Maturity — April 1, 2012)	Products	1,250,000	1,250,000	1,250,000
12% Secured Debt (Maturity — December 18, 2011)		3,900,000	3,803,664	3,900,000
9.5% Secured Debt (Mid — Columbia Real Estate, LLC) (Maturity — May 13, 2025)		1,107,400	1,107,400	1,107,400
Warrants (Fully diluted 25.5%)			250,000	740,000
Member Units (Fully diluted 26.7%)			500,000	770,000
Member Units (Mid — Columbia Real Estate, LLC) (Fully diluted 50.0%)			250,000	250,000

			7,161,064	8,017,400
NAPCO Precast, LLC	Precast Concrete
18% Secured Debt (Maturity — February 1, 2013)	Manufacturing	5,923,077	5,860,313	5,923,077
Prime Plus 2% Secured Debt (Maturity — February 1, 2013)(8)		3,384,615	3,368,600	3,384,615
Member Units(7) (Fully diluted 35.3%)			2,020,000	4,340,000

			11,248,913	13,647,692
NTS Holdings, Inc.	Trench & Traffic Safety
12% Secured Debt (Maturity — April 30, 2015)	Equipment	6,000,000	5,963,931	5,963,931
Preferred stock (12% cumulative, compounded quarterly)			10,635,273	10,635,273
Common Stock (Fully diluted 72.3%)			1,621,255	776,000

			18,220,459	17,375,204
OMi Holdings, Inc.	Manufacturer of Overhead
12% Secured Debt (Maturity — April 1, 2013)	Cranes	10,170,000	10,116,824	10,116,824
Common Stock (Fully diluted 48.0%)			1,080,000	500,000

			11,196,824	10,616,824

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2010

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value
Control Investments(3)
PPL RVs, Inc.	RV Aftermarket
18% Secured Debt (Maturity — June 10, 2015)	Consignment/Parts	6,250,000	6,165,058	6,165,058
Common Stock (Fully diluted 50.1%)			2,150,000	2,150,000

			8,315,058	8,315,058
The MPI Group, LLC	Manufacturer of Custom
4.5% current / 4.5% PIK Secured Debt (Maturity — October 2, 2013)	Hollow Metal Doors, Frames and Accessories	507,625	501,176	501,176
6% current / 6% PIK Secured Debt (Maturity — October 2, 2013)		5,101,667	4,935,760	4,935,760
Warrants (Fully diluted 47.1%)			895,943	190,000

			6,332,879	5,626,936
Thermal & Mechanical Equipment, LLC	Heat Exchange / Filtration
Prime plus 2% Secured Debt (Maturity — September 25, 2014)(8)	Products and Services	1,750,000	1,739,152	1,739,152
13% current / 5% PIK Secured Debt (Maturity — September 25, 2014)		5,575,220	5,501,111	5,575,220
Warrants (Fully diluted 50.0%)			1,000,000	1,940,000

			8,240,263	9,254,372
Uvalco Supply, LLC	Farm and Ranch Supply
Member Units (Fully diluted 42.8%)(7)			1,113,243	1,560,000

Vision Interests, Inc.	Manufacturer/Installer of
2.6% current /10.4% PIK Secured Debt (Maturity — June 5, 2012)	Commercial Signage	9,400,000	8,424,811	8,022,651
2.6% current /10.4% PIK Secured Debt (Maturity — June 5, 2016)		760,000	739,663	739,663
Warrants (Fully diluted 38.2%)			160,010	—
Common Stock (Fully diluted 22.3%)			372,000	—

			9,696,484	8,762,314
Ziegler's NYPD, LLC	Casual Restaurant Group
Prime plus 2% Secured Debt (Maturity — October 1, 2013)(8)		1,000,000	993,937	993,937
13% current / 5% PIK Secured Debt (Maturity — October 1, 2013)		4,801,810	4,752,088	4,752,088
Warrants (Fully diluted 46.6%)			600,000	470,000

			6,346,025	6,216,025

Subtotal Control Investments			161,009,443	174,596,394

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2010

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value
Affiliate Investments(4)
American Sensor Technologies, Inc.	Manufacturer of
9% current / 2% PIK Secured Debt (Maturity — May 31, 2012)	Commercial/Industrial Sensors	3,536,182	3,514,113	3,514,113
Warrants (Fully diluted 19.6%)			49,990	1,830,000

			3,564,103	5,344,113
Audio Messaging Solutions, LLC	Audio Messaging Services
12% Secured Debt (Maturity — May 8, 2014)		7,700,000	7,356,395	7,426,299
Warrants (Fully diluted 8.4%)			468,373	1,280,000

			7,824,768	8,706,299
Compact Power Equipment Centers, LLC	Light to Medium Duty
6% Current / 6% PIK Secured Debt (Maturity — September 23, 2014)	Equipment Rental	3,153,971	3,120,950	3,120,950
Member Units (Fully diluted 11.5%)			1,147	1,147

			3,122,097	3,122,097
DrillingInfo, Inc.	Information Services for
12% Secured Debt (Maturity — November 20, 2014)	the Oil and Gas Industry	8,000,000	6,832,370	7,770,000
Warrants (Fully diluted 5.0%)			1,250,000	4,010,000
Common Stock (Fully diluted 2.1%)			1,085,325	1,710,325

			9,167,695	13,490,325
East Teak Fine Hardwoods, Inc.	Hardwood Products
Common Stock (Fully diluted 5.0%)			480,318	330,000

Houston Plating & Coatings, LLC	Plating & Industrial
Prime plus 2% Debt (Maturity — July 18, 2013)	Coating Services	300,000	300,000	300,000
Member Units(7) (Fully diluted 11.1%)			335,000	3,025,000

			635,000	3,325,000
IRTH Holdings, LLC	Utility Technology
12% Secured Debt (Maturity — December 29, 2015)	Services	6,000,000	5,891,126	5,891,126
Member Units (Fully diluted 22.3%)			850,000	850,000

			6,741,126	6,741,126
KBK Industries, LLC	Specialty Manufacturer of
10% Secured Debt (Maturity — March 31, 2011)	Products	514,940	514,940	514,940
14% Secured Debt (Maturity — January 23, 2011)	Oilfield and Industrial	5,250,000	5,241,999	5,241,999
Member Units(7) (Fully diluted 18.8%)			340,833	1,790,333

			6,097,772	7,547,272
Laurus Healthcare, LP	Healthcare Facilities /
13% Secured Debt (Maturity — May 7, 2012)	Services	2,275,000	2,275,000	2,275,000
13% Secured Debt (Maturity — December 31, 2011)		525,000	525,000	525,000
Warrants (Fully diluted 13.1%)			79,505	4,620,000

			2,879,505	7,420,000
Lighting Unlimited, LLC	Commercial and Residential
Prime Plus 1% Secured Debt (Maturity — August 22, 2012)(8)	Lighting Products and Design Services	949,996	946,598	946,598
14% Secured Debt (Maturity — August 22, 2012)		1,760,101	1,723,326	1,723,326
Warrants (Fully diluted 17.0%)			54,000	—

			2,723,924	2,669,924

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2010

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value
Affiliate Investments(4)
Merrick Systems, Inc.	Software and
13% Secured Debt (Maturity — May 5, 2015)	Information	3,000,000	2,540,849	2,540,849
Warrants (Fully diluted 6.5%)	Technology		450,000	450,000

			2,990,849	2,990,849
Olympus Building Services, Inc.	Custodial/Facilities
12% Secured Debt (Maturity — March 27, 2014)	Services	3,150,000	2,976,408	3,050,000
12% Current / 3% PIK Secured Debt (Maturity — March 27, 2014)		984,000	984,001	984,001
Warrants (Fully diluted 22.5%)			470,000	930,000

			4,430,409	4,964,001
OPI International Ltd.	Oil and Gas
12% Secured Debt (Maturity — November 30, 2015)	Construction Services	8,700,000	8,537,285	8,537,285
12% Secured Debt (Maturity — November 30, 2015)		750,000	252,288	252,288
Warrants (Fully diluted 8.0%)			500,000	500,000

			9,289,573	9,289,573
Schneider Sales Management, LLC	Sales Consulting and
13% Secured Debt (Maturity — October 15, 2013)	Training	3,367,542	3,289,127	1,000,000
Warrants (Fully diluted 20.0%)			45,000	—

			3,334,127	1,000,000
Walden Smokey Point, Inc.	Specialty Transportation/
Common Stock (Fully diluted 12.6%)			1,426,667	2,620,000

WorldCall, Inc.	Telecommunication/
13% Secured Debt (Maturity — April 22, 2011)	Information Services	646,225	646,225	646,225
Common Stock (Fully diluted 10.0%)			296,631	—

			942,856	646,225

Subtotal Affiliate Investments			65,650,789	80,206,804

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2010

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value
Non-Control/Non-Affiliate Investments(5):
Affinity Videonet, Inc.	Videoconferencing Services
9% Secured Debt (Maturity — December 31, 2012)		500,000	490,000	490,000
13% Secured Debt (Maturity — December 31, 2015)		2,000,000	1,897,500	1,897,500
13% current / 1% PIK Secured Debt (Maturity — December 31, 2015)		2,000,000	1,995,652	1,995,652
Warrants (Fully diluted 2.5%)			62,500	62,500

			4,445,652	4,445,652
Alon Refining Krotz Springs, Inc.(9)	Petroleum Products/
13.5% Secured Debt (Maturity — October 15, 2014)	Refining	4,000,000	3,832,366	3,900,000

Bourland & Leverich Supply Co., LLC(9)	Distributor of Oil & Gas
LIBOR Plus 8.0% Secured Debt (Maturity — August 24, 2015)(8)	Tubular Goods	4,443,750	4,236,574	4,554,847

Brand Connections, LLC	Venue-Based
14% Secured Debt (Maturity — April 30, 2015)	Marketing and Media	7,312,500	7,151,303	7,151,303

Chef's Warehouse(9)	Specialty Food
LIBOR Plus 9.0% Secured Debt (Maturity — April 24, 2014)(8)	Distributor	8,137,083	7,907,586	8,219,225

Fairway Group Acquisition(9)	Retail Grocery
LIBOR plus 9.5% Secured Debt (Maturity — October 1, 2014)(8)		4,950,008	4,827,316	4,968,818

Full Spectrum Holdings LLC(9)	Professional Services
LIBOR Plus 3.0% Secured Debt (Maturity — December 12, 2012)(8)		1,523,341	1,301,663	1,301,663
Warrants (Fully diluted 0.28%)			412,523	412,523

			1,714,186	1,714,186
Global Tel*Link Corporation(9)	Communiations
LIBOR Plus 11.25% Secured Debt (Maturity — May 10, 2017)(8)	Technology	3,000,000	2,941,728	2,948,271

Hayden Acquisition, LLC	Manufacturer of Utility
8% Secured Debt (Maturity — January 1, 2011)	Structures	1,800,000	1,781,303	250,000

Hoffmaster Group, Inc.(9)	Manufacturer of Specialty
13.5% Secured Debt (Maturity — June 3, 2017)	Tabletop Products	5,000,000	4,881,278	4,787,500
LIBOR Plus 5.0% Secured Debt (Maturity — June 13, 2016)(8)		1,509,615	1,453,860	1,490,745

			6,335,138	6,278,245
Managed Healthcare(9)	Healthcare Products
LIBOR plus 3.25% Secured Debt (Maturity — August 31, 2014)(8)		1,987,606	1,548,214	1,659,650

Megapath Inc.(9)	Communiations
LIBOR plus 10% Secured Debt (Maturity — November 4, 2015)(8)	Technology	4,000,000	3,922,670	4,040,770

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2010

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value
Non-Control/Non-Affiliate Investments(5):
Miramax Film NY, LLC(9)	Motion Picture Producer
LIBOR plus 6% Secured Debt (Maturity — June 30, 2016)(8)	and Distributor	3,000,000	2,940,000	2,940,000
LIBOR plus 11% Secured Debt (Maturity — December 30, 2016)(8)		4,000,000	3,920,000	3,920,000
Class B Units (Fully diluted 0.2%)			500,000	500,000

			7,360,000	7,360,000
Northland Cable Television, Inc.(9)	Cable Broadcasting
LIBOR Plus 8.0% Secured Debt (Maturity — June 22, 2013)(8)		5,000,000	4,851,285	4,988,785

Pierre Foods, Inc.(9)	Foodservice Supplier
Base plus 4.25% Secured Debt (Maturity — September 30, 2016)(8)		5,000,000	4,903,804	4,992,702
Base plus 8.5% Secured Debt (Maturity — September 29, 2017)(8)		2,000,000	1,932,106	1,992,181

			6,835,910	6,984,883
Rentech Energy Midwest Corporation(9)	Manufacturer of Fertilizer
LIBOR plus 10% Secured Debt (Maturity — July 29, 2014)(8)		2,331,606	2,274,262	2,274,262

Shearer's Foods, Inc.(9)	Manufacturer of Food /
12% Current / 3% PIK Secured Debt (Maturity — March 21, 2016)(8)	Snacks	4,092,707	3,999,396	4,154,098

Standard Steel, LLC(9)	Manufacturer of Steel
12% Secured Debt (Maturity — April 30, 2015)	Wheels and Axles	3,000,000	2,902,821	2,988,750

Support Systems Homes, Inc.	Manages Substance Abuse
15% Secured Debt (Maturity — August 21, 2018)	Treatment Centers	576,600	576,600	576,600

Technical Innovations, LLC	Manufacturer of Specialty
13.5% Secured Debt (Maturity — January 16, 2015)	Cutting Tools and Punches	2,950,000	2,919,118	2,950,000

The Tennis Channel, Inc.	Sports Broadcasting/
LIBOR plus 6% / 4% PIK Secured Debt (Maturity — January 1, 2013)(8)	Media	9,198,840	9,230,938	9,230,938
Warrants (Fully diluted 0.10%)			211,938	211,938

			9,442,876	9,442,876
Other(10)			105,000	105,000

Subtotal Non-Control/Non-Affiliate Investments			91,911,304	91,956,221

Main Street Capital Partners, LLC (Investment Manager)	Asset Management
100% of Membership Interests			4,284,042	2,051,655

Total Portfolio Investments, December 31, 2010			$322,855,578	$348,811,074

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2010

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value
Marketable Securities and Idle Funds Investments	Investments in Secured and
AL Gulf Coast Terminals, LLC	Rated Debt Investments,
LIBOR plus 5.0% Secured Debt (Maturity — September 21, 2016)(8)	Certificates of Deposit, and Diversified Bond Funds	$6,919,997	$6,735,294	$6,746,997
Aspen Dental Management, Inc.
LIBOR plus 5.0% Secured Debt (Maturity — October 13, 2016)(8)		4,987,500	4,691,670	4,806,974
ATI Acquisition I Corp.
LIBOR plus 5.5% Secured Debt (Maturity — September 14, 2016)(8)		2,885,675	2,841,517	2,857,332
Booz Allen Hamilton Inc.
13% Debt (Maturity — July 5, 2016)(8)		1,716,044	1,781,625	1,765,380
Centerplate, Inc.
LIBOR plus 7.5% Secured Debt (Maturity — September 16, 2016)(8)		3,000,000	2,914,206	2,988,750
CHG Companies, Inc.
LIBOR plus 5.5% Secured Debt (Maturity — October 14, 2016)(8)		1,975,000	1,937,558	1,996,754
Excelitas Technologies Corp.
LIBOR plus 5.75% Secured Debt (Maturity — December 2, 2016)(8)		3,000,000	2,971,096	3,020,771
Gentiva Health Services, Inc.
LIBOR plus 5.0% Secured Debt (Maturity — September 20, 2016)(8)		2,981,250	2,975,289	3,014,789
Henniges Automotive Holdings, Inc.
LIBOR plus 10.0% Secured Debt (Maturity — December 7, 2016)(8)		3,000,000	2,941,308	2,941,308
MLM Holdings, Inc.
LIBOR plus 5.25% Secured Debt (Maturity — December 1, 2016)(8)		6,982,500	6,879,686	6,897,406
MultiPlan, Inc.
LIBOR plus 4.75% Secured Debt (Maturity — August 26, 2017)(8)		3,876,923	3,863,709	3,913,269
Rite Aid Corporation
7.5% Bond (Maturity — March 1, 2017)		2,000,000	1,889,335	1,845,874
SonicWALL, Inc.
LIBOR plus 6.25% Secured Debt (Maturity — August 1, 2016)(8)		1,794,355	1,797,374	1,807,813
Terex Corporation
7.4% Bond (Maturity — January 15, 2014)		2,000,000	2,023,301	2,023,301
Visant Corporation
LIBOR plus 5.25% Secured Debt (Maturity — December 28, 2016)(8)		4,987,500	4,891,963	5,057,003
Vision Solutions, Inc.
LIBOR plus 6.0% Secured Debt (Maturity — July 23, 2016)(8)		1,925,000	1,612,010	1,631,338

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2010

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value
Marketable Securities and Idle Funds Investments
Western Refining Inc.
LIBOR plus 7.5% Secured Debt (Maturity — August 1, 2014)(8)		1,708,883	1,672,628	1,736,654
Wyle Services Corporation
LIBOR plus 4.0% Secured Debt (Maturity — September 10, 2016)(8)		3,989,992	3,964,645	4,003,290
Yankee Cable Acquisition, LLC
LIBOR plus 4.5% Secured Debt (Maturity — August 26, 2016)(8)		3,990,000	3,933,213	3,990,000
Other Marketable Securities and Idle Funds Investments(10)		5,529,450	5,653,480	5,707,855

Subtotal Marketable Securities and Idle Funds Investments			67,970,907	68,752,858

Total Investments, December 31, 2010			$390,826,485	$417,563,932

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

(9)
Private placement portfolio investment.

(10)
Other Marketable Securities and Idle Funds Investments consists of various registered securities. Other Non-Control/Non-Affiliate investments consist of equity investments in portfolio companies.

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2009

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value
Control Investments(3)
Café Brazil, LLC	Casual Restaurant
12% Secured Debt (Maturity — April 20, 2011)	Group	$2,500,000	$2,487,947	$2,500,000
Member Units(7) (Fully diluted 42.3%)			41,837	1,520,000

			2,529,784	4,020,000
CBT Nuggets, LLC	Produces and Sells
14% Secured Debt (Maturity — December 31, 2013)	IT Certification	1,680,000	1,656,400	1,680,000
10% Secured Debt (Maturity — March 31, 2012)	Training Videos	915,000	915,000	915,000
Member Units(7) (Fully diluted 24.5%)			299,520	1,500,000

			2,870,920	4,095,000
Ceres Management, LLC (Lambs)	Aftermarket Automotive
14% Secured Debt (Maturity — May 31, 2013)	Services Chain	2,400,000	2,377,388	2,377,388
Member Units (Fully diluted 42.0%)			1,200,000	920,000
Class B Member Units (Non-voting)			218,395	218,395
9.5% Secured Debt (Lamb's Real Estate Investment I, LLC) (Maturity — August 31, 2014)		537,500	537,500	537,500
Member Units(7) (Lamb's Real Estate Investment I, LLC) (Fully diluted 50%)			512,500	512,500

			4,845,783	4,565,783
Condit Exhibits, LLC	Tradeshow Exhibits/
13% current / 5% PIK Secured Debt (Maturity — July 1,	Custom Displays
2013)		2,651,514	2,622,107	2,622,107
Warrants (Fully diluted 28.1%)			300,000	30,000

			2,922,107	2,652,107
Gulf Manufacturing, LLC	Industrial Metal
Prime plus 1% Secured Debt (Maturity — August 31,	Fabrication
2012)		1,200,000	1,193,135	1,200,000
13% Secured Debt (Maturity — August 31, 2012)		1,000,000	937,602	998,095
Member Units(7) (Fully diluted 18.4%)			472,000	2,360,000
Warrants (Fully diluted 8.4%)			160,000	1,080,000

			2,762,737	5,638,095
Hawthorne Customs & Dispatch Services, LLC	Transportation/
Member Units(7) (Fully diluted 44.4%)	Logistics		412,500	840,000
Member Units (Wallisville Real Estate, LLC)(7) (Fully diluted 44.4%)			911,085	911,085

			1,323,585	1,751,085
Hydratec Holdings, LLC	Agricultural Services
12.5% Secured Debt (Maturity — October 31, 2012)		2,995,244	2,956,635	2,956,635
Prime plus 1% Secured Debt (Maturity — October 31, 2012)		350,000	338,667	338,667
Member Units (Fully diluted 85.1%)			4,100,000	6,620,000

			7,395,302	9,915,302
Jensen Jewelers of Idaho, LLC	Retail Jewelry
Prime Plus 2% Secured Debt (Maturity — November 14, 2011)		1,044,000	1,035,321	1,044,000
13% current / 6% PIK Secured Debt (Maturity — November 14, 2011)		1,067,437	1,055,154	1,067,437
Member Units(7) (Fully diluted 24.3%)			376,000	290,000

			2,466,475	2,401,437

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2009

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value
Control Investments(3)
NAPCO Precast, LLC	Precast Concrete
18% Secured Debt (Maturity — February 1, 2013)	Manufacturing	5,923,077	5,837,759	5,923,077
Prime Plus 2% Secured Debt (Maturity — February 1, 2013)(8)		3,384,615	3,361,940	3,384,615
Member Units(7) (Fully diluted 35.3%)			2,020,000	5,220,000

			11,219,699	14,527,692
OMi Holdings, Inc.	Manufacturer of
12% Secured Debt (Maturity — April 1, 2013)	Overhead Cranes	6,342,000	6,298,395	6,298,395
Common Stock (Fully diluted 28.8%)			900,000	270,000

			7,198,395	6,568,395
Quest Design & Production, LLC	Design and Fabrication
Prime plus 2% Secured Debt (Maturity — June 30, 2014)	of Custom Display	60,000	60,000	—
10% Secured Debt (Maturity — June 30, 2014)	Systems	600,000	465,060	200,000
0% Secured Debt (Maturity — June 30, 2014)		2,060,000	2,060,000	—
Warrants (Fully diluted 40.0%)			1,595,858	—
Warrants (Fully diluted 20.0%)			40,000	—

			4,220,918	200,000
Thermal & Mechanical Equipment, LLC	Heat Exchange / Filtration
13% current / 5% PIK Secured Debt (Maturity —	Products and Services
September 25, 2014)		3,345,132	3,301,405	3,301,405
Prime plus 2% Secured Debt (Maturity — September 25, 2014)(8)		1,050,000	1,043,471	1,043,471
Warrants (Fully diluted 30.0%)			600,000	600,000

			4,944,876	4,944,876
Uvalco Supply, LLC	Farm and Ranch Supply
Member Units (Fully diluted 39.6%)(7)			1,113,243	1,390,000

Ziegler's NYPD, LLC	Casual Restaurant Group
Prime plus 2% Secured Debt (Maturity — October 1, 2013)(8)		600,000	595,252	595,252
13% current / 5% PIK Secured Debt (Maturity — October 1, 2013)		2,808,544	2,775,643	2,775,643
Warrants (Fully diluted 28.6%)			360,000	360,000

			3,730,895	3,730,895

Subtotal Control Investments			59,544,719	66,400,667

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2009 — (Continued)

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value
Affiliate Investments(4)
Advantage Millwork Company, Inc.	Manufacturer/Distributor
12% Secured Debt (Maturity — February 5, 2012)	of Wood Doors	3,066,667	2,970,656	1,200,000
Warrants (Fully diluted 12.2%)			97,808	—

			3,068,464	1,200,000
American Sensor Technologies, Inc.	Manufacturer of Commercial/
Prime plus 0.5% Secured Debt (Maturity — May 31, 2010)(8)	Industrial Sensors	3,800,000	3,800,000	3,800,000
Warrants (Fully diluted 19.6%)			49,990	820,000

			3,849,990	4,620,000
California Healthcare Medical Billing, Inc.	Healthcare Billing and Records
12% Secured Debt (Maturity — October 17, 2013)	Management	1,410,000	1,182,803	1,275,400
12% Current/6% PIK Secured Debt (Maturity — October 17, 2013)		858,794	842,583	842,583
Common Stock (Fully diluted 6.0%)			390,000	1,180,000
Warrants (Fully diluted 12.0%)			240,000	1,280,000

			2,655,386	4,577,983
Compact Power Equipment Centers, LLC	Light to Medium Duty
12% Secured Debt (Maturity — September 23, 2014)	Equipment Rental	1,800,000	1,778,702	1,778,702
Member Units (Fully diluted 6.9%)			688	688

			1,779,390	1,779,390
Houston Plating & Coatings, LLC	Plating & Industrial
Prime plus 2% Secured Debt (Maturity — July 19, 2011)	Coating Services	100,000	100,000	100,000
Prime plus 2% Secured Debt (Maturity — July 18, 2013)		200,000	200,000	200,000
Member Units(7) (Fully diluted 11.1%)			335,000	3,565,000

			635,000	3,865,000
Indianapolis Aviation Partners, LLC	FBO/Aviation Support
12% Secured Debt (Maturity — September 15, 2014)	Services	2,700,000	2,444,759	2,444,759
Warrants (Fully diluted 9.1%)			450,000	450,000
Warrants (Fully diluted 9.0%)			227,571	227,571

			3,122,330	3,122,330
KBK Industries, LLC	Specialty Manufacturer
14% Secured Debt (Maturity — January 23, 2011)	of Oilfield and	3,937,500	3,853,825	3,853,825
8% Secured Debt (Maturity — March 1, 2010)	Industrial Products	93,750	93,750	93,750
8% Secured Debt (Maturity — March 31, 2010)		450,000	450,000	450,000
Member Units(7) (Fully diluted 14.5%)			187,500	460,000

			4,585,075	4,857,575
Laurus Healthcare, LP	Healthcare Facilities/Services
13% Secured Debt (Maturity — May 7, 2012)		2,275,000	2,275,000	2,275,000
Warrants (Fully diluted 17.5%)			105,000	4,400,000

			2,380,000	6,675,000
National Trench Safety, LLC	Trench & Traffic
10% PIK Debt (Maturity — April 16, 2014)	Safety Equipment	447,203	447,203	447,203
Member Units (Fully diluted 11.7%)			1,792,308	700,000

			2,239,511	1,147,203

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2009 — (Continued)

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value
Affiliate Investments(4)
Olympus Building Services, Inc.	Custodial/Facilities
12% Secured Debt (Maturity — March 27, 2014)	Services	1,890,000	1,726,931	1,830,000
12% Current/3% PIK Secured Debt (Maturity — March 27, 2014)		342,782	342,782	342,782
Warrants (Fully diluted 13.5%)			150,000	480,000

			2,219,713	2,652,782
Pulse Systems, LLC	Manufacturer of Components
Warrants (Fully diluted 7.4%)	for Medical Devices		132,856	340,000

Schneider Sales Management, LLC	Sales Consulting
13% Secured Debt (Maturity — October 15, 2013)	and Training	1,980,000	1,927,700	1,927,700
Warrants (Fully diluted 12.0%)			45,000	—

			1,972,700	1,927,700
Vision Interests, Inc.	Manufacturer/
13% Secured Debt (Maturity — June 5, 2012)	Installer of Commercial	3,760,000	3,622,160	3,220,000
Common Stock (Fully diluted 8.9%)	Signage		372,000	—
Warrants (Fully diluted 11.2%)			160,000	—

			4,154,160	3,220,000
Walden Smokey Point, Inc.	Specialty Transportation/
14% current/4% PIK Secured Debt (Maturity — December 30, 2013)	Logistics	4,995,200	4,915,014	4,915,014
Common Stock (Fully diluted 7.6%)			600,000	1,240,000

			5,515,014	6,155,014
WorldCall, Inc.	Telecommunication/
13% Secured Debt (Maturity — April 22, 2011)	Information Services	646,225	646,225	646,225
Common Stock (Fully diluted 9.9%)			296,631	100,000

			942,856	746,225

Subtotal Affiliate Investments			39,252,445	46,886,202

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2009

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value
Non-Control/Non-Affiliate Investments(5):
Alon Refining Krots(9)	Petroleum Refiner
13.5% Secured Debt (Maturity — October 15, 2014)		2,400,000	2,911,128	2,911,128

Apria Healthcare Group Inc.(9)	Healthcare Services
11.25% Senior Secured Notes (Maturity — November 1, 2014)		7,200,000	7,335,318	7,956,000

Audio Messaging Solutions, LLC	Audio Messaging
12% Secured Debt (Maturity — May 8, 2014)	Services	3,376,800	3,144,392	3,144,392
Warrants (Fully diluted 5.0%)			215,040	380,000

			3,359,432	3,524,392
DrillingInfo, Inc.	Information Services for
12% Secured Debt (Maturity — November 19, 2014)	the Oil and Gas Industry	4,800,000	3,986,221	3,986,221
Warrants (Fully diluted 3.0%)			750,000	750,000

			4,736,221	4,736,221
East Teak Fine Hardwoods, Inc.	Hardwood Products
Common Stock (Fully diluted 3.3%)			178,780	560,000

Fairway Group Acquisition(9)	Retail Grocery Store
LIBOR plus 9.5% Secured Debt (Maturity — October 1, 2014)(8)		3,000,000	2,280,805	2,280,805

Hayden Acquisition, LLC	Manufacturer of Utility
8% Secured Debt (Maturity — August 9, 2010)	Structures	1,800,000	1,781,303	300,000

Managed Healthcare(9)	Healthcare Products
LIBOR plus 3.25% Secured Debt (Maturity — August 31, 2014)		2,000,000	1,463,202	1,670,000

Support Systems Homes, Inc.	Manages Substance
15% Secured Debt (Maturity — August 21, 2018)	Abuse Treatment Centers	226,461	226,461	226,461

Technical Innovations, LLC	Manufacturer of Specialty
13.5% Secured Debt (Maturity — January 16, 2015)	Cutting Tools and Punches	3,250,000	3,210,176	3,251,280

Subtotal Non-Control/Non-Affiliate Investments			27,482,826	27,416,287

Main Street Capital Partners, LLC (Investment Manager)	Asset Management
100% of Membership Interests			18,000,000	16,036,838

Total Portfolio Investments, December 31, 2009			144,279,990	156,739,994

Marketable Securities and Idle Funds Investments	Investments in Secured and
Western Refining Inc.	Rated Debt Investments,
LIBOR plus 5% Secured Term Loan (Maturity —	Certificates of Deposit, and	1,773,878	1,727,770	1,727,770
May 30, 2014)(8)	Diversified Bond Funds
Pharmanet Development Group, Inc.
LIBOR plus 7% Secured Term Loan (Maturity — May 29, 2014)(8)		987,500	686,534	686,534
Other Marketable Securities and Idle Funds Investments		339,000	838,650	838,650

Total Marketable Securities and Idle Funds Investments, December 31, 2009			3,252,954	3,252,954

Total Investments, December 31, 2009			$147,532,944	$159,992,948

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

       On January 7, 2010, MSCC consummated transactions (the "Exchange Offer") to exchange 1,239,695 shares of its common stock for approximately 88% of the total dollar value of the limited partner interests in Main Street Capital II, LP ("MSC II" and, together with MSMF, the "Funds"). Pursuant to the terms of the Exchange Offer, 100% of the membership interests in the general partner of MSC II, Main Street Capital II GP, LLC ("MSC II GP"), were also transferred to MSCC for no consideration. MSC II commenced operations in January 2006, is an investment fund that operates as an SBIC and is also managed by the Investment Manager. The Exchange Offer and related transactions, including the transfer of the MSC II GP interests, are collectively termed the "Exchange Offer Transactions" (see Note J).

       MSCC has direct or indirect subsidiaries that have elected to be taxable entities (the "Taxable Subsidiaries"). The primary purpose of these entities is to hold certain investments that generate "pass through" income for tax purposes. The Taxable Subsidiaries are each taxed at their normal corporate tax rates based on their taxable income.

       Unless otherwise noted or the context otherwise indicates, the terms "we," "us," "our" and "Main Street" refer to MSCC and its subsidiaries, including MSMF, MSC II, and the Taxable Subsidiaries.

2.    Basis of Presentation

       Main Street's financial statements are prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). For the year ended December 31, 2010, Main Street's consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries, including the Funds. For the year ended 2009, Main Street's consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries, including MSMF. Portfolio investments, as used herein, refers to all of Main Street's portfolio investments in lower middle market ("LMM") companies, private placement portfolio investments, and the investment in the Investment Manager and excludes all "Marketable securities and idle funds investments." Private placement portfolio investments include investments made through direct or secondary purchases of interest-bearing securities in companies that are generally larger in size than the LMM companies included as part of Main Street's portfolio investments. The Investment Manager is accounted for as a portfolio investment (see Note D). "Marketable securities and idle funds investments" are classified as financial instruments and are reported separately on Main Street's Consolidated Balance Sheets and Consolidated Schedule of Investments due to the nature of such investments (see Note B.13). Main Street's

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

results of operations and cash flows for the years ended December 31, 2010, 2009, and 2008, and financial position as of December 31, 2010 and 2009, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current financial statement presentation, including the reclassification of private placement portfolio investments which were formerly classified as "Marketable securities and idle funds investments" and are now classified as portfolio investments in the "Non-Control/Non-Affiliate investments" category due to Main Street's current intent to hold such investments until their maturity and the fact that their terms adhere more to Main Street's portfolio investment strategy.

       Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the Audit and Accounting Guide for Investment Companies issued by the American Institute of Certified Public Accountants (the "AICPA Guide"), Main Street is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company. An exception to this general principle in the AICPA Guide occurs if Main Street owns a controlled operating company that provides all or substantially all of its services directly to Main Street or to an investment company of Main Street. None of the investments made by Main Street qualify for this exception. Therefore, Main Street's portfolio investments are carried on the balance sheet at fair value, as discussed further in Note B, with any adjustments to fair value recognized as "Net Change in Unrealized Appreciation (Depreciation)" on the Statement of Operations until the investment is exited, resulting in any gain or loss on exit being recognized as a "Net Realized Gain (Loss) from Investments."

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.    Valuation of Portfolio Investments

       Main Street accounts for its LMM portfolio investments, private placement portfolio investments, and the investment in the Investment Manager at fair value. As a result, Main Street adopted the provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("Codification" or "ASC") 820, Fair Value Measurements and Disclosures, in the first quarter of 2008. ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires Main Street to assume that the portfolio investment is to be sold in the principal market to independent market participants, or in the absence of a principal market, in the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. With the adoption of this statement, Main Street incorporated the income approach to estimate the fair value of its LMM portfolio debt investments principally using a yield-to-maturity model.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       Main Street's portfolio strategy calls for it to invest primarily in illiquid securities issued by private, LMM companies as well as privately placed debt securities issued by private, middle market companies that are generally larger in size than the LMM companies. These portfolio investments may be subject to restrictions on resale and will generally have no established trading market. Main Street determines in good faith the fair value of its portfolio investments pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by its Board of Directors and in accordance with the 1940 Act. Main Street reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process. Main Street's valuation policy and process are intended to provide a consistent basis for determining the fair value of the portfolio.

       For valuation purposes, control investments are composed of equity and debt securities for which Main Street has a controlling interest in the portfolio company or has the ability to nominate a majority of the portfolio company's board of directors. Market quotations are generally not readily available for Main Street's control investments. As a result, Main Street determines the fair value of control investments using a combination of market and income approaches. Under the market approach, Main Street will typically use the enterprise value methodology to determine the fair value of these investments. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization ("EBITDA"), cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, Main Street analyzes various factors, including the portfolio company's historical and projected financial results. Main Street allocates the enterprise value to investments in order of the legal priority of the investments. Main Street will also use the income approach to determine the fair value of these securities, based on projections of the discounted future free cash flows that the portfolio company or the debt security will likely generate. The valuation approaches for Main Street's control investments estimate the value of the investment if it were to sell, or exit, the investment, assuming the highest and best use of the investment by market participants. In addition, these valuation approaches consider the value associated with Main Street's ability to control the capital structure of the portfolio company, as well as the timing of a potential exit.

       For valuation purposes, non-control LMM portfolio investments are composed of debt and equity securities for which Main Street does not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company's board of directors. Market quotations for non-control LMM investments are generally not readily available. For non-control LMM portfolio investments, Main Street uses a combination of the market and income approaches to value its equity investments and the income approach to value its debt instruments. For non-control LMM debt investments, Main Street determines the fair value primarily using a yield approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Main Street's estimate of the expected repayment date of a LMM debt security is generally the legal maturity date of the instrument, as Main Street generally intends to hold its loans to maturity. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. Main Street will use the value determined by the yield analysis as the fair value for that security; however, because of Main Street's general intent to hold its loans to maturity, the fair value will not exceed the face amount of the LMM debt security. A change in the assumptions that Main Street uses to estimate the fair value of its LMM debt securities using the yield analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or a debt security is in workout status, Main Street may consider other factors in determining the fair value of a LMM debt security,

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis.

       Pursuant to its internal valuation process, Main Street performs valuation procedures on each LMM portfolio company once a quarter. In addition to its internal valuation process, in arriving at estimates of fair value for portfolio companies, Main Street, among other things, consults with a nationally recognized independent advisor. The nationally recognized independent advisor is generally consulted relative to each LMM portfolio investment at least once in every calendar year, and for new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent advisor on one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a LMM portfolio company is determined to be insignificant relative to the total investment portfolio. Main Street consulted with its independent advisor in arriving at Main Street's determination of fair value on a total of 34 portfolio companies, including 33 LMM portfolio companies and our affiliated Investment Manager, for the year ended December 31, 2010, representing approximately 79% of the total LMM portfolio and affiliated Investment Manager investments at fair value as of December 31, 2010. Main Street consulted with its independent advisor relative to Main Street's determination of fair value on 8, 10, 8, and 8 LMM portfolio investments for the quarters ended March 31, June 30, September 30, and December 31, 2010, respectively. The Board of Directors of Main Street has the final responsibility for reviewing and approving, in good faith, Main Street's estimate of the fair value for the investments consistent with the 1940 Act requirements.

       Main Street's private placement portfolio investments primarily consist of direct or secondary purchases of interest-bearing securities in companies that are generally larger in size than the LMM companies included in Main Street's portfolio. For valuation purposes, all of Main Street's private placement portfolio investments are non-control investments and are composed of debt securities for which Main Street does not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company's board of directors. Main Street primarily uses observable inputs to determine the fair value of these investments through obtaining third party quotes or other independent pricing. As of December 31, 2010, Main Street had privately placed portfolio investments in 16 companies collectively totaling approximately $67.1 million in fair value with a total cost basis of approximately $65.6 million. The weighted average revenues for the 16 privately placed portfolio company investments was approximately $352 million. All of Main Street's privately placed portfolio investments were in the form of debt investments and 71% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average effective yield on Main Street's privately placed portfolio debt investments was approximately 12.5% as of December 31, 2010.

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

       Main Street uses a standard internal portfolio investment rating system in connection with its investment oversight, portfolio management/analysis and investment valuation procedures. This system takes into account both quantitative and qualitative factors of the portfolio company and the investments held therein.

       Main Street believes its investments as of December 31, 2010 and 2009 approximate fair value as of those dates based on the market in which Main Street operates and other conditions in existence at those reporting periods.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

       While not significant to its total portfolio, Main Street holds debt and preferred equity instruments in its investment portfolio that contain payment-in-kind ("PIK") interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of dividends in arrears may be deferred until such time as the preferred equity is redeemed. To maintain regulated investment company ("RIC") tax treatment (as discussed below), these non-cash sources of income will need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash.

       As of December 31, 2010, Main Street had two investments on non-accrual status, which comprised approximately 2.6% of the investment portfolio at fair value. At December 31, 2009, Main Street had three

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investments on non-accrual status, which comprised approximately 1.1% of the investment portfolio at fair value.

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

       In connection with its portfolio debt investments, Main Street sometimes receives nominal cost warrants ("nominal cost equity") that are valued as part of the negotiation process with the particular portfolio company. When Main Street receives nominal cost equity, Main Street allocates its cost basis in its investment between its debt securities and its nominal cost equity at the time of origination. Any resulting discount from recording the debt is reflected as unearned income, which is netted against the debt investment, and accreted into interest income based on the effective interest method over the life of the debt.

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

10.  Income Taxes

       MSCC has elected and intends to continue to qualify for the tax treatment applicable to a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), and, among other things, intends to make the required distributions to its stockholders as specified therein. In order to qualify as a RIC, MSCC is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, each year. Depending on the level of taxable income earned in a tax year,

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MSCC may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income.

       The Taxable Subsidiaries hold certain portfolio investments of Main Street. The Taxable Subsidiaries are consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by them are included in Main Street's consolidated financial statements. The Taxable Subsidiaries permit Main Street to hold equity investments in portfolio companies which are "pass through" entities for tax purposes in order to comply with the "source income" requirements contained in the RIC tax provisions. The Taxable Subsidiaries are not consolidated with Main Street for income tax purposes and may generate income tax expense, or benefit, as a result of their ownership of certain portfolio investments. This income tax expense, or benefit, is reflected in Main Street's Consolidated Statement of Operations.

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

11.  Net Realized Gains or Losses from Investments and Net Change in Unrealized Appreciation or Depreciation from Investments

       Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment and the cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period net of recoveries and realized gains or losses from in-kind redemptions. Net change in unrealized appreciation or depreciation from investments reflects the net change in the valuation of the investment portfolio and financial instruments pursuant to Main Street's valuation guidelines and the reclassification of any prior period unrealized appreciation or depreciation on exited investments.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       The SBIC debentures remain a strategic advantage due to their flexible structure, long-term duration, and low fixed interest rates. As part of the Exchange Offer Transactions, Main Street elected the fair value option under ASC 825, Financial Instruments ("ASC 825") relating to accounting for debt obligations at their fair value, for those SBIC debentures acquired (the "Acquired Debentures"). The fair value option was elected for the Acquired Debentures as part of the acquisition accounting related to the Exchange Offer. In order to provide for a more consistent basis of presentation, Main Street has elected and will continue to elect the fair value option for SBIC debentures issued by MSC II subsequent to the Exchange Offer. Once the fair value option is elected for a given SBIC debenture, the deferred loan costs associated with the debenture are fully expensed in the current period to "Net Change in Unrealized Appreciation (Depreciation) — SBIC debentures" as part of the fair value adjustment. Interest associated with SBIC debentures valued at fair value is expensed to "Interest" expense.

14.  Earnings per Share

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

       As a result of the Exchange Offer Transactions, the net earnings attributable to the remaining externally owned noncontrolling interest in MSC II is excluded from all per share amounts presented and the per share amounts only reflect the net earnings attributable to Main Street's ownership interest in MSC II.

15.  Recently Issued Accounting Standards

       In June 2009, FASB issued ASC 810, Amendments to FASB Interpretation No. 46(R) ("ASC 810"), which amends the guidance in FASB Interpretation No. ("FIN") 46(R), Consolidation of Variable Interest Entities. It requires reporting entities to evaluate former qualifying special-purpose entities ("QSPEs") for consolidation, changes the approach to determining the primary beneficiary of a variable interest entity (a "VIE") from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. ASC 810 requires additional year-end and interim disclosures for public and non-public companies. ASC 810 is effective as of the beginning of a company's first fiscal year that begins after November 15, 2009 and for subsequent interim and annual reporting periods. Main Street adopted ASC 810 on January 1, 2010. The FASB agreed at its January 27, 2010 meeting to issue an Accounting Standards Update ("ASU") to finalize its proposal to indefinitely defer ASC 810 for reporting enterprises' interests in entities that either have all of the characteristics of investment companies or for which it is industry practice to apply measurement principles for financial reporting purposes consistent with those that apply to investment companies. The provisions of ASC 810 will not have any impact on Main Street's financial condition or results of operations.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures About Fair Value Measurements ("ASU 2010-06"). ASU 2010-06 adds new requirements for disclosures about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation, inputs and valuation techniques. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. Adoption of ASU 2010-06 is not expected to have a significant impact on Main Street's financial condition and results of operations.

       In December 2007, the FASB issued ASC 805, Business Combinations. Under ASC 805, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, replacing the previous cost-allocation process. ASC 805 also includes a substantial number of new disclosure requirements. ASC 805 is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Main Street adopted ASC 805 on January 1, 2009. Main Street accounted for the Exchange Offer under ASC 805 with the impact on the financial statements discussed in Note J.

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

       Investments recorded on Main Street's balance sheet are categorized based on the inputs to the valuation techniques as follows:

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

       As of December 31, 2010 and 2009, all of Main Street's private placement portfolio investments, marketable securities and idle funds investments consisted primarily of investments in debt investments, independently rated debt investments, certificates of deposit, and diversified bond funds. The fair value determination for these investments primarily consisted of observable inputs in non-active markets. As a result, all of Main Street's private placement portfolio investments, marketable securities and idle funds investments were categorized as Level 2 as of December 31, 2010 and 2009.

       As of December 31, 2010 and 2009, all of Main Street's LMM portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street's LMM portfolio investments were categorized as Level 3. The fair value determination of each portfolio investment required one or more of the following unobservable inputs:

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

  •
  Contractual rights, obligations or restrictions associated with the investment; and

  •
  Other factors deemed relevant.

       The following table provides a summary of changes in fair value of Main Street's Level 3 portfolio investments for the year ended December 31, 2010:

Type of Investment	December 31, 2009 Fair Value	MSC II Exchange Offer	Accretion of Unearned Income	Redemptions/ Repayments/ Exits(1)	New Investments(1)	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	December 31, 2010 Fair Value
Debt	$84,309,980	$56,143,458	$1,434,415	$(24,376,914)	$63,375,038	$3,702,132	$(694,039)	$183,894,070
Equity	30,377,672	9,066,290	—	1,647,363	17,372,359	(485,735)	3,223,771	61,201,720
Equity warrants	11,197,571	5,864,324	—	(3,678,017)	4,396,354	(327,983)	7,628,714	25,080,963
Investment Manager	16,036,838	(13,715,958)	—	—	—	—	(269,225)	2,051,655

	$141,922,061	$57,358,114	$1,434,415	$(26,407,568)	$85,143,751	$2,888,414	$9,889,221	$272,228,408

(1)
Includes the impact of non-cash conversions

       The following table provides a summary of changes in fair value of the Level 3 SBIC Debentures recorded at fair value for the year ended December 31, 2010:

Type of Investment	December 31, 2009 Fair Value	SBIC Debentures Acquired in MSC II Exchange Offer	Repayments	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	December 31, 2010 Fair Value
SBIC Debentures at fair value	$—	$53,139,092	$—	$25,000,000	$(7,581,117)	$70,557,975

       At December 31, 2010 and 2009, Main Street's investments and SBIC Debentures at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
At December 31, 2010	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$279,619,629	$—	$9,442,876	$270,176,753
Private placement portfolio investments	67,139,790	—	67,139,790	—
Investment in affiliated Investment Manager	2,051,655	—	—	2,051,655

Total portfolio investments	348,811,074	—	76,582,666	272,228,408
Marketable securities and idle funds investments	68,752,858	—	68,752,858	—

Total investments	$417,563,932	$—	$145,335,524	$272,228,408

SBIC Debentures at fair value	$70,557,975	$—	$—	$70,557,975

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements
At December 31, 2009	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$125,885,223	$—	$—	$125,885,223
Private placement portfolio investments	14,817,933	—	14,817,933	—
Investment in affiliated Investment Manager	16,036,838	—	—	16,036,838

Total portfolio investments	156,739,994	—	14,817,933	141,922,061
Marketable securities and idle funds investments	3,252,954	—	3,252,954	—

Total investments	$159,992,948	$—	$18,070,887	$141,922,061

       For the year ended December 31, 2010, there were no transfers within the three fair value hierarchy levels.

LMM Portfolio Investments

       Main Street's LMM portfolio investments principally consist of secured debt, equity warrants and direct equity investments in privately held, LMM companies. The LMM debt investments are secured by either a first or second lien on the assets of the portfolio company, generally bear interest at fixed rates, and generally mature between five and seven years from the original investment. In most LMM portfolio companies, Main Street also receives nominally priced equity warrants and/or makes direct equity investments, usually in connection with a debt investment.

       Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including repayment of a debt investment or sale of an equity interest. Revenue recognition in any given year could be highly concentrated among several portfolio companies. For the years ended December 31, 2010 and 2009, Main Street did not record investment income from any portfolio company in excess of 10% of total investment income.

       As of December 31, 2010, Main Street had debt and equity investments in 44 LMM portfolio companies with an aggregate fair value of $279.6 million and a weighted average effective yield on its LMM debt investments of approximately 14.5%. Approximately 77% of Main Street's total LMM portfolio investments at cost were in the form of debt investments and 91% of such debt investments at cost were secured by first priority liens on the assets of Main Street's LMM portfolio companies as of December 31, 2010. At December 31, 2010, Main Street had equity ownership in approximately 91% of its LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 33%. As of December 31, 2009, Main Street had debt and equity investments in 35 LMM portfolio companies with an aggregate fair value of $125.9 million and a weighted average effective yield on its LMM debt investments of approximately 14.3%. The weighted average yields were computed using the effective interest rates for all debt investments at December 31, 2010 and 2009, including amortization of deferred debt origination fees and accretion of original issue discount but excluding liquidation fees payable upon repayment and any debt investments on non-accrual status.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       Summaries of the composition of Main Street's LMM investment portfolio at cost and fair value as a percentage of total LMM portfolio investments are shown in the following table:

Cost:	December 31, 2010	December 31, 2009
First lien debt	70.6%	69.3%
Equity	17.7%	13.4%
Second lien debt	6.7%	10.7%
Equity warrants	5.0%	6.6%

	100.0%	100.0%

Fair Value:	December 31, 2010	December 31, 2009
First lien debt	62.6%	57.4%
Equity	21.9%	19.5%
Equity warrants	9.0%	13.5%
Second lien debt	6.5%	9.6%

	100.0%	100.0%

       The following table shows the LMM portfolio composition by geographic region of the United States at cost and fair value as a percentage of total LMM portfolio investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	December 31, 2010	December 31, 2009
Southwest	50.5%	50.1%
West	29.3%	28.6%
Midwest	7.2%	6.9%
Southeast	7.0%	9.0%
Northeast	6.0%	5.4%

	100.0%	100.0%

Fair Value:	December 31, 2010	December 31, 2009
Southwest	51.8%	51.1%
West	28.4%	28.4%
Midwest	7.2%	6.3%
Southeast	6.4%	8.4%
Northeast	6.2%	5.8%

	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       Main Street's LMM portfolio investments are generally in companies conducting business in a variety of industries. Set forth below are tables showing the composition of Main Street's LMM portfolio investments by industry at cost and fair value as of December 31, 2010 and 2009:

Cost:	December 31, 2010	December 31, 2009
Professional services	15.4%	12.7%
Equipment rental	8.4%	3.6%
Information services	7.8%	5.1%
Retail	7.4%	7.5%
Industrial equipment	7.2%	6.4%
Industrial services	7.2%	5.0%
Media/Marketing	6.6%	0.0%
Metal fabrication	6.3%	2.5%
Electronics manufacturing	5.2%	7.1%
Health care services	5.0%	4.7%
Precast concrete manufacturing	4.4%	9.7%
Restaurant	3.3%	5.6%
Custom wood products	3.0%	6.7%
Agricultural services	2.8%	6.6%
Consumer Products	2.6%	0.0%
Manufacturing	2.4%	4.1%
Governmental services	1.8%	2.0%
Transportation/Logistics	1.3%	6.1%
Health care products	1.2%	3.0%
Infrastructure products	0.7%	1.6%

	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value:	December 31, 2010	December 31, 2009
Professional services	14.3%	12.2%
Information services	8.5%	4.4%
Industrial services	7.8%	7.0%
Equipment rental	7.3%	2.3%
Health care services	7.1%	9.1%
Retail	6.6%	6.6%
Metal fabrication	6.5%	4.5%
Industrial equipment	6.3%	5.2%
Media/Marketing	5.9%	0.0%
Electronics manufacturing	5.0%	6.2%
Precast concrete manufacturing	4.9%	11.5%
Restaurant	3.7%	6.2%
Agricultural services	3.3%	7.9%
Custom wood products	3.0%	1.6%
Manufacturing	2.7%	3.9%
Consumer Products	2.3%	0.0%
Transportation/Logistics	1.8%	6.3%
Governmental services	1.8%	2.1%
Health care products	1.1%	2.9%
Infrastructure products	0.1%	0.1%

	100.0%	100.0%

       At December 31, 2010, Main Street had no investments that were greater than 10% of its total investment portfolio at fair value. At December 31, 2009, Main Street had one investment that was greater than 10% of its total investment portfolio at fair value. That investment represented approximately 12% of the portfolio at fair value.

NOTE D — WHOLLY OWNED INVESTMENT MANAGER

       As part of the Formation Transactions, the Investment Manager became a wholly owned subsidiary of MSCC. However, the Investment Manager is accounted for as a portfolio investment, since the Investment Manager is not an investment company and since it conducts a significant portion of its investment management activities for parties outside of MSCC and its consolidated subsidiaries. The Investment Manager receives recurring investment management fees from MSC II pursuant to a separate investment advisory agreement. The payments due under the investment advisory agreement were fixed at $3.3 million per year, paid quarterly, until September 30, 2010. Subsequent to September 30, 2010, under the investment advisory agreement, MSC II is obligated to pay a 2% annualized management fee based upon MSC II assets under management. Subsequent to the closing of the Exchange Offer, the investment in the Investment Manager was reduced to reflect the pro rata portion of the MSC II management fees acquired by MSCC. The Investment Manager also receives certain management, consulting and advisory fees for providing these services for third parties, and collectively with the MSC II management fees attributable to the remaining noncontrolling interest in MSC II, the "External Services." The portfolio investment in the Investment Manager is accounted for using fair value accounting, with the fair value determined by Main Street and approved, in good faith, by Main Street's Board of Directors, based on the same valuation methodologies applied to determine the original valuation. The valuation for the Investment Manager is based on the total estimated present value of the net cash flows received for the External Services, over the estimated dollar averaged life of the related investment management, advisory or consulting contract, and is also based on comparable public market

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transactions. The net cash flows utilized in the valuation of the Investment Manager exclude any revenues and expenses from MSCC and its subsidiaries, but include the revenues attributable to External Services, and are reduced by an estimated allocation of costs related to providing such External Services. Any change in fair value of the investment in the Investment Manager is recognized on Main Street's statement of operations as "Unrealized appreciation (depreciation) in Investment in affiliated Investment Manager," with a corresponding increase (in the case of appreciation) or decrease (in the case of depreciation) to "Investment in affiliated Investment Manager" on Main Street's balance sheet. As part of the Exchange Offer Transactions, the investment in the Investment Manager was reduced $13.7 million and recorded against "Additional paid-in capital" as an adjustment to the original valuation recorded as part of the Formation Transactions. Main Street believes that the valuation for the Investment Manager will generally decrease over the life of the investment management, advisory and consulting contracts attributable to third parties, absent obtaining additional recurring cash flows from performing External Services for other external investment entities or other third parties.

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

       MSCC has a support services agreement with the Investment Manager that is structured to provide reimbursement to the Investment Manager for any personnel, administrative and other costs it incurs in conducting its operational and investment management activities in excess of the fees received for providing management advisory services. As a wholly owned subsidiary of MSCC, the Investment Manager manages the day-to-day operational and investment activities of MSCC and its subsidiaries. The Investment Manager pays personnel and other administrative expenses, except those specifically required to be borne by MSCC which principally include direct costs that are specific to MSCC's status as a publicly traded entity. The expenses paid by the Investment Manager include the cost of salaries and related benefits, rent, equipment and other administrative costs required for day-to-day operations.

       Pursuant to the support services agreement with MSCC, the Investment Manager is reimbursed by MSCC for its excess cash expenses associated with providing investment management and other services to MSCC and its subsidiaries, as well as third parties. Each quarter, as part of the support services agreement, MSCC makes payments to cover all cash expenses incurred by the Investment Manager, less fees that the Investment Manager receives pursuant to long-term investment advisory agreements and consulting agreements. Subsequent to the consolidation of MSC II in connection with the Exchange Offer, the management fees paid by MSC II to the Investment Manager are now included in "Expenses reimbursed to affiliated Investment Manager" on the Statement of Operations along with any additional net costs reimbursed by MSCC to the Investment Manager pursuant to the support services agreement. For the year ended December 31, 2010, the expenses reimbursed by MSCC and management fees paid by MSC II to the Investment Manager totaled $5.3 million. For the year ended December 31, 2009, the expenses reimbursed by MSCC to the Investment Manager were $0.6 million.

       In its separate stand-alone financial statements as summarized below, the Investment Manager recognized an $18 million intangible asset related to the investment advisory agreement with MSC II consistent with Staff Accounting Bulletin No. 54, Application of "Pushdown" Basis of Accounting in Financial Statements of Subsidiaries Acquired by Purchase ("SAB 54"). Under SAB 54, push-down accounting is required in "purchase transactions that result in an entity becoming substantially wholly owned." In this case, MSCC acquired 100% of the equity interests in the Investment Manager. Because the $18 million value attributed to MSCC's investment in the Investment Manager was derived from the long-term, recurring management fees

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the investment advisory agreement with MSC II, the same methodology used to determine the $18 million valuation of the Investment Manager was utilized to establish the push-down accounting basis for the intangible asset. The intangible asset is being amortized over the estimated economic life of the investment advisory agreement with MSC II. For the years ended December 31, 2010, 2009, and 2008, the Investment Manager recognized $1.1 million, $1.0 million, and $1.2 million in amortization expense associated with the intangible asset. Amortization expense is not included in the expenses reimbursed by MSCC to the Investment Manager based upon the support services agreement since it is non-cash in nature.

       Summarized financial information from the separate financial statements of the Investment Manager is as follows:

	As of December 31,
	2010	2009
	(Unaudited)
Cash	$191,645	$70,882
Accounts receivable	75,501	24,796
Accounts receivable — MSCC	15,124	217,422
Intangible asset (net of accumulated amortization of $3,209,740 and $2,124,797 as of December 31, 2010 and 2009, respectively)	14,790,260	15,875,203
Deposits and other	139,244	80,719

Total assets	$15,211,774	$16,269,022

Accounts payable and accrued liabilities	$566,087	$538,391
Equity	14,645,687	15,730,631

Total liabilities and equity	$15,211,774	$16,269,022

	Years Ended December 31,
	2010	2009	2008
	(Unaudited)
Management fee income from Main Street Capital II	$3,054,011	$3,325,200	$3,325,200
Other management advisory fees	369,595	287,200	47,750

Total income	3,423,606	3,612,400	3,372,950
Salaries, benefits and other personnel costs	(4,542,861)	(3,415,837)	(3,483,336)
Occupancy expense	(308,380)	(348,761)	(184,285)
Professional expenses	(102,122)	(12,794)	(81,208)
Amortization expense — intangible asset	(1,084,943)	(950,589)	(1,174,207)
Other expenses	(679,365)	(404,876)	(630,956)
Expense reimbursement from MSCC	2,209,122	569,868	1,006,835

Total net expenses	(4,508,549)	(4,562,989)	(4,547,157)

Net income	$(1,084,943)	$(950,589)	$(1,174,207)

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE E — DEFERRED FINANCING COSTS

       Deferred financing costs balances as of December 31, 2010 and 2009 are as follows:

	As of December 31,
	2010	2009
SBIC debenture commitment fees	$1,000,000	$650,000
SBIC debenture leverage fees	2,095,075	1,610,075
Other	953,154	423,109

Subtotal	4,048,229	2,683,184
Accumulated amortization	(1,504,584)	(1,071,676)

Net deferred financing costs balance	$2,543,645	$1,611,508

       Estimated aggregate amortization expense for each of the five years succeeding December 31, 2010 and thereafter is as follows:

Years Ended December 31,	Estimated Amortization
2011	$538,410
2012	$540,399
2013	$469,593
2014	$238,070
2015	$174,283
2016 and thereafter	$493,371

NOTE F — SBIC DEBENTURES

       SBIC debentures payable at December 31, 2010 and 2009 were $180 million and $65 million, respectively. SBIC debentures provide for interest to be paid semi-annually, with principal due at the applicable 10-year maturity date. The weighted average interest rate as of December 31, 2010 and 2009 was 5.2% and 5.0%, respectively. The first principal maturity due under the existing SBIC debentures is in 2013, and the weighted average duration is approximately 7.1 years. For the year ended December 31, 2010, Main Street recognized $8.5 million in interest expense attributable to the SBIC debentures. In accordance with SBA regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA. The Funds are subject to annual compliance examinations by the SBA. There have been no historical findings resulting from these examinations.

       As of December 31, 2010, the recorded value of the SBIC debentures was $155.6 million which consisted of (i) $70.6 million recorded at fair value, or $24.4 million less than the $95.0 million face value of these SBIC debentures, and (ii) $85.0 million reported at face value and held in MSMF, the SBIC that was owned by Main Street prior to the Exchange Offer. As of December 31, 2010, had Main Street adopted the fair value option under ASC 825 for all of its SBIC debentures, Main Street estimates the fair value of its SBIC debentures would be approximately $142.8 million, or $37.2 million less than the face value of the SBIC debentures.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       SBIC Debentures payable at December 31, 2010 and 2009 consist of the following:

Pooling Date	Maturity Date	Fixed Interest Rate	Amount
9/24/2003	9/1/2013	5.7620%	$4,000,000
3/24/2004	3/1/2014	5.0070%	3,000,000
9/22/2004	9/1/2014	5.5710%	9,000,000
9/22/2004	9/1/2014	5.5390%	6,000,000
3/23/2005	3/1/2015	5.9250%	2,000,000
3/23/2005	3/1/2015	5.8930%	2,000,000
9/28/2005	9/1/2015	5.7960%	19,100,000
3/28/2007	3/1/2017	6.2310%	3,900,000
3/28/2007	3/1/2017	6.2630%	1,000,000
3/28/2007	3/1/2017	6.3170%	5,000,000
3/24/2010	3/1/2020	4.5140%	10,000,000

Balances as of December 31, 2009			65,000,000
Debentures Acquired in the Exchange Offer on January 7, 2010
9/27/2006	9/1/2016	6.4760%	5,000,000
3/28/2007	3/1/2017	6.3170%	7,100,000
9/26/2007	9/1/2017	6.4340%	19,800,000
9/26/2007	9/1/2017	6.4690%	7,900,000
3/26/2008	3/1/2018	6.3770%	10,200,000
9/23/2009	9/1/2019	4.9500%	20,000,000

Balances as of Consummation of the Exchange Offer			135,000,000
9/22/2010	9/1/2020	3.9320%	10,000,000
9/22/2010	9/1/2020	3.5000%	35,000,000

Balances as of December 31, 2010			$180,000,000

NOTE G — CREDIT FACILITY

       In September 2010, Main Street entered into an $85 million, three-year credit facility (the "Credit Facility") with a group of bank lenders, and in January 2011, Main Street expanded the Credit Facility from $85 million to $100 million. The purpose of the Credit Facility is to provide additional liquidity in support of future investment and operational activities. The revisions to the Credit Facility provide several benefits to Main Street, including (i) an expansion of the total committed facility size to $100 million compared with Main Street's prior $30 million credit facility, (ii) increased advance rates applicable to Main Street's eligible investments, (iii) the addition of new lenders which further diversifies the Main Street lending group to a total of six participants, and (iv) an extension of the maturity date to September 20, 2013. The accordion feature of the Credit Facility allows us to seek up to $150 million of total commitments from new or existing lenders on the same terms and conditions as the existing commitments. Borrowings under the Credit Facility bear interest, subject to Main Street's election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.50% or (ii) the applicable base rate plus 1.50%. Main Street pays unused commitment fees of 0.375% per annum on the average unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the assets of the Funds. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining an interest coverage ratio of at least 2.0 to 1.0, (ii) maintaining an asset coverage ratio of at least 2.5 to 1.0, and

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(iii) maintaining a minimum tangible net worth. At December 31, 2010, Main Street had $39 million in borrowings outstanding under the Credit Facility and recognized $519,439 in interest expense for the year ended December 31, 2010 related to the Credit Facility. As of December 31, 2010, Main Street was in compliance with all financial covenants of the Credit Facility.

NOTE H — FINANCIAL HIGHLIGHTS

	Years Ended December 31,
Per Share Data:	2010	2009
Net asset value at beginning of period	$11.96	$12.20
Net investment income(1)(3)	1.16	0.92
Net realized loss from investments(1)(2)(3)	(0.17)	(0.78)
Net change in unrealized appreciation (depreciation)(1)(2)(3)	1.14	0.82
Income tax (provision) benefit(1)(2)(3)	(0.05)	0.23
Bargain purchase gain(1)	0.30	—

Net increase in net assets resulting from operations(1)	2.38	1.19
Net decrease in net assets from dividends paid to stockholders	(1.50)	(1.50)
Impact of monthly dividend declared as of December 31, 2008 but paid on January 15, 2009	—	0.13
Accretive effect of public stock offerings (issuing shares above NAV per share)	0.49	—
Accretive effect of Exchange Offer	0.22	—
Adjustment to investment in Investment Manager in connection with Exchange Offer Transactions	(0.73)	—
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.08	—
Other (4)	0.16	(0.06)

Net asset value at December 31, 2010 and 2009	$13.06	$11.96

Market value at December 31, 2010 and 2009	$18.19	$16.12
Shares outstanding at December 31, 2010 and 2009	18,797,444	10,842,447

(1)
Based on weighted average number of common shares outstanding for the period.

(2)
Net realized gains or losses, net change in unrealized appreciation or depreciation, and income taxes can fluctuate significantly from period to period.

(3)
Per share amounts are net of the earnings attributable to MSC II noncontrolling interest.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)
Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

	Years Ended December 31,
	2010	2009	2008
Net assets at end of period	$245,534,645	$129,660,131	$112,356,056
Average net assets	$195,785,250	$120,539,528	$114,977,272
Average outstanding debt	$158,563,014	$57,000,000	$55,000,000
Ratio of total expenses, excluding interest expense, to average net assets	3.98%	2.48%	2.79%
Ratio of total expenses to average net assets	8.34%	5.63%	6.07%
Ratio of net investment income to average net assets	9.65%	7.65%	8.97%
Total return based on change in net asset value(1)	26.11%	10.64%	9.84%

(1)
Total return based on change in net asset value was calculated using the sum of ending net asset value plus distributions to stockholders during the period less equity issuances during the period, as divided by the beginning net asset value.

NOTE I — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

       Main Street paid monthly dividends of $0.125 per share for each month beginning January 2010 through December 2010, totaling $23.9 million, or $1.50 per share, for the period. For tax purposes, the 2010 dividends were comprised of (i) ordinary income totaling approximately $1.22 per share, (ii) long term capital gain totaling approximately $0.27 per share, and (iii) qualified dividend income totaling approximately $0.01 per share. Main Street estimates that it generated undistributed taxable income of approximately $1.6 million, or $0.09 per share, during 2010 that will be carried forward toward distributions paid in 2011. For the year ended December 31, 2009, Main Street paid dividends of approximately $14.9 million, or $1.50 per share, for the period. For tax purposes, the monthly dividend paid in January 2009 was applied against the calendar year 2008 taxable income distribution since that dividend was declared and accrued prior to December 31, 2008. For tax purposes, the 2009 dividends were comprised of ordinary income totaling approximately $1.22 per share and long term capital gain totaling approximately $0.16 per share. Ordinary dividend distributions from a RIC do not qualify for the 15% maximum tax rate on dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations (which Main Street did not receive during the 2010 year).

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

       The Taxable Subsidiaries hold certain portfolio investments for Main Street. The Taxable Subsidiaries are consolidated with Main Street for financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in Main Street's consolidated financial statements. The principal purpose of the Taxable Subsidiaries are to permit Main Street to hold equity investments in portfolio companies which

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are "pass through" entities for tax purposes in order to comply with the "source income" requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with Main Street for income tax purposes and may generate income tax expense or income tax benefit as a result of their ownership of various portfolio investments. This income tax expense or benefit, if any, is reflected in Main Street's Consolidated Statement of Operations. For the year ended December 31, 2010, Main Street recognized an income tax provision of $0.9 million primarily consisting of deferred tax expense related to net unrealized appreciation on certain portfolio investments held by the Taxable Subsidiaries.

       Main Street's provision for income taxes, including the Taxable Subsidiaries, was comprised of the following:

	Years Ended December 31,
	2010	2009	2008
Current tax expense (benefit):
Federal	$—	$(823,045)	$663,767
State	200,000	87,923	188,560

Total current tax expense (benefit)	200,000	(735,122)	852,327
Deferred tax expense (benefit):
Federal	428,064	(1,594,719)	(4,061,969)
State	246,917	—	(85,384)

Total deferred tax expense (benefit)	674,981	(1,594,719)	(4,147,353)
Excise tax	65,653	40,000	112,625

Total income tax provision (benefit)	$940,634	$(2,289,841)	$(3,182,401)

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       Listed below is a reconciliation of "Net Increase in Net Assets Resulting From Operations" to taxable income and to total distributions declared to common stockholders for the years ended December 31, 2010 and 2009.

	Years Ended December 31,
	2010	2009
	(estimated)(1)
Net increase (decrease) in net assets resulting from operations	$39,970,351	$11,956,229
Share-based compensation expense	1,488,709	1,068,397
Net change in unrealized (appreciation) depreciation on investments	(19,639,414)	(8,242,107)
Bargain purchase gain	(4,890,582)	—
Income tax provision (benefit)	940,634	(2,289,841)
Pre-tax book loss (income) of Taxable Subsidiaries not consolidated for tax purposes	5,741,951	8,773,006
Book income and tax income differences, including debt origination, structuring fees and realized gains	963,325	270,444

Taxable income	24,574,974	11,536,128
Taxable income earned in prior year and carried forward for distribution in current year	930,925	3,129,727
Ordinary taxable income earned in current period and carried forward for distribution	(1,605,990)	(930,925)

Total distributions to common stockholders	$23,899,909	$13,734,930

(1)
Main Street's taxable income for 2010 is an estimate and will not be finally determined until the company files its 2010 tax return in 2011. Therefore, the final taxable income, and the taxable income earned in 2010 and carried forward for distribution in 2011, may be different than this estimate.

       The net deferred tax asset at December 31, 2010 and 2009 was $2.0 million and $2.7 million, respectively, and primarily related to timing differences from recognition of unrealized and realized depreciation from debt and equity investments in portfolio investments as well as timing differences from taxable income from equity investments in portfolio companies which are "pass through" entities for tax purposes. Management believes that the realization of the deferred tax asset is more likely than not based on expectations as to future taxable income and scheduled reversals of temporary differences. Accordingly, Main Street did not record a valuation allowance related to its deferred tax asset at December 31, 2010.

NOTE J — EXCHANGE OFFER

       On January 7, 2010, MSCC consummated the Exchange Offer to exchange 1,239,695 shares (the "Exchange Shares") of its common stock for approximately 88% of the total dollar value of the limited partner interests in MSC II. Pursuant to the terms of the Exchange Offer, 100% of the membership interests in MSC II GP were also transferred to MSCC for no consideration. MSC II commenced operations in January 2006, is an investment fund that operates as an SBIC and is managed by the Investment Manager. The Exchange Offer was applicable to all MSC II limited partner interests except for any limited partner interests owned by affiliates of MSCC, including any limited partner interests owned by officers or directors of MSCC. The Exchange Offer was formally approved by the SBA prior to closing. The Exchange Shares were subject to a one-year contractual lock-up from the Exchange Offer closing date. An approximately 12% minority ownership in the total dollar value of the MSC II limited partnership interests remains outstanding, including approximately 5% owned by affiliates of MSCC.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(2)
The fair value of the noncontrolling limited partner interests was based on the noncontrolling interests' share in the total fair value of MSC II net assets at January 7, 2010.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Supplemental pro forma information

       The following represents actual operating results for the year ended December 31, 2010 and pro forma operating results for the year ended December 31, 2009. The pro forma operating results assume the Exchange Offer Transactions had been completed as of the beginning of the 2009 calendar year:

	Years Ended December 31,
	2010	Pro Forma 2009
	(Unaudited)
	(Dollars in millions except per share amounts)
Total investment income	$36.5	$26.7

Net investment income	$19.3	$12.6

Net increase in net assets resulting from operations attributable to common stock	$38.7	$11.4

Net investment income per share — basic and diluted	$1.16	$0.87

Net increase in net assets resulting from operations attributable to common stock per share — basic and diluted	$2.38	$0.80

NOTE K — COMMON STOCK

       In August 2010, Main Street completed a public stock offering of 3,220,000 shares of common stock, including the underwriters' exercise of the over-allotment option, at a price to the public of $15.00 per share, resulting in total net proceeds of approximately $45.8 million, after deducting underwriters' commissions and offering costs.

       In January 2010, Main Street completed a public stock offering of 2,875,000 shares of common stock, including the underwriters' exercise of the over-allotment option, at a price to the public of $14.75 per share, resulting in total net proceeds of approximately $40.1 million, after deducting underwriters' commissions and offering costs.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

       For the year ended December 31, 2010, $8.2 million of the total $23.9 million in dividends paid to stockholders represented DRIP participation. During this period, Main Street satisfied the DRIP participation requirements with the purchase of 35,572 shares of common stock in the open market and the issuance of 478,731 new shares. For the year ended December 31, 2009, $5.4 million of the total $14.9 million in dividends paid to stockholders represented DRIP participation. Main Street satisfied the DRIP participation requirements with the purchase of 169,742 shares of common stock in the open market and the issuance of 271,906 new shares. The shares disclosed above relate only to Main Street's DRIP and exclude any activity related to broker-managed dividend reinvestment plans.

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

       On July 1, 2010, Main Street's Board of Directors approved the issuance of 149,357 shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2008 Equity Incentive Plan. These shares will vest over a four-year period from the grant date and will be expensed over the four-year service period starting on the grant date. On July 1, 2009, Main Street's Board of Directors approved the issuance of 99,312 shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2008 Equity Incentive Plan. These shares are vesting over a four-year period from the grant date and are being expensed over the four-year service period starting on the grant date. As of December 31, 2010, there were 1,506,005 shares of restricted stock available for issuance to employees under the Main Street Capital Corporation 2008 Equity Incentive Plan.

       On July 1, 2010, a total of 7,920 shares of restricted stock was issued to Main Street's independent directors pursuant to the Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan. These shares will vest on the day immediately preceding Main Street's 2011 annual meeting of stockholders and are being expensed over a one-year service period starting on the grant date. On July 1, 2009, a total of 8,512 shares of restricted stock was issued to Main Street's independent directors pursuant to the Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan. These shares vested on the day immediately preceding Main Street's June 2010 annual meeting of stockholders and were expensed over a one-year service period starting on the grant date. As of December 31, 2010, there were 163,568 shares of restricted stock available for issuance to non-employee directors under the Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan.

       For the years ended December 31, 2010 and 2009, Main Street recognized total share-based compensation expense of $1.5 million and $1.1 million, respectively, related to the restricted stock issued to Main Street employees and Main Street's independent directors.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       As of December 31, 2010, there was $4.0 million of total unrecognized compensation expense related to Main Street's non-vested restricted shares. This compensation expense is expected to be recognized over a weighted-average period of approximately 2.7 years.

NOTE N — COMMITMENTS

       At December 31, 2010, Main Street had five outstanding commitments to fund unused revolving loans for up to $9.0 million in total.

NOTE O — SUPPLEMENTAL CASH FLOW DISCLOSURES

       Listed below are the supplemental cash flow disclosures for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009	2008
Interest paid	$7,805,750	$3,415,200	$3,306,313
Taxes paid	$74,925	$109,404	$355,053
Non-cash financing activities:
Shares issued in connection with the MSC II Exchange Offer and subsequent purchases	$20,093,091	$—	$—
Shares issued pursuant to the DRIP	$7,637,090	$3,692,720	$213,729

NOTE P — SELECTED QUARTERLY DATA (UNAUDITED)

	2010
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total investment income	$7,092,839	$8,732,219	$9,005,955	$11,676,894
Net investment income	$3,220,253	$4,742,088	$4,757,564	$6,540,747
Net increase in net assets resulting from operations attributable to common stock	$9,056,545	$8,872,666	$10,943,302	$9,871,351
Net investment income per share-basic and diluted	$0.22	$0.31	$0.28	$0.34
Net increase in net assets resulting from operations attributable to common stock per share-basic and diluted	$0.63	$0.59	$0.65	$0.53

	2009
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total investment income	$3,592,425	$3,600,070	$4,501,598	$4,308,154
Net investment income	$2,116,266	$1,987,140	$2,625,041	$2,493,382
Net increase (decrease) in net assets resulting from operations	$(467,798)	$3,739,137	$7,037,142	$1,647,748
Net investment income per share-basic and diluted	$0.23	$0.21	$0.25	$0.23
Net increase (decrease) in net assets resulting from operations per share-basic and diluted	$(0.05)	$0.39	$0.66	$0.15

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE Q — RELATED PARTY TRANSACTIONS

       As discussed further in Note D to the accompanying consolidated financial statements, subsequent to the completion of the Formation Transactions, the Investment Manager is a wholly owned portfolio company of MSCC. At December 31, 2010 and 2009, the Investment Manager had a receivable of $15,124 and $217,422, respectively, with MSCC related to net cash expenses incurred by the Investment Manager required to support Main Street's business.

NOTE R — SUBSEQUENT EVENTS

       During January 2011, Main Street closed an expansion of the Credit Facility from $85 million to $100 million. The $15 million increase in total commitments pursuant to an accordion feature under the Credit Facility relates to a new lender relationship which further diversifies the Main Street lending group to a total of six participants. The accordion feature of the Credit Facility allows Main Street to seek up to $150 million of total commitments from new or existing lenders on the same terms and conditions as the existing commitments. The increase in total commitments under the Credit Facility provides Main Street with access to additional financing capacity in support of its future investment and operational activities.

       During January 2011, Main Street closed LMM portfolio investments in Pegasus Research Group, LLC (dba Televerde ("Televerde")), and in Van Gilder Insurance Corporation ("Van Gilder"). Main Street's $7.5 million investment in Televerde represents a combination of debt and equity capital invested in the company in order to support the recapitalization and growth financing of the company. Televerde is headquartered in Phoenix, Arizona and provides sales-lead services to Fortune 500 IT hardware and software companies. Main Street's $10.7 million investment in Van Gilder represents a combination of debt and equity capital invested in the company in order to refinance certain debt obligations and provide additional liquidity for the company's ongoing operations. Van Gilder is headquartered in Denver, Colorado and provides a full spectrum of insurance brokerage services including business insurance, employee benefits, risk management and personal insurance services.

       During February 2011, Main Street completed a LMM portfolio investment in Principle Environmental, LLC ("Principle"). Main Street's $7.5 million investment in Principle represents a combination of debt and equity capital invested in the company in order to support the recapitalization of the company, as well as to provide additional financing for future growth. Principle primarily serves the oil and gas and transportation industries, and is the leading provider of noise abatement services in the Marcellus Shale oil and gas basin. The company is headquartered in Weatherford, Texas with additional facilities in Pennsylvania.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders' of
Main Street Capital Corporation

       We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Main Street Capital Corporation referred to in our report dated March 11, 2011, which is included in the annual report on Form 10-K. Our audits of the basic financial statements include the financial statement schedule listed in the index appearing under Item 15(2) which is the responsibility of the Company's management. In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Houston, Texas
March 11, 2011

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Schedule of Investments in and Advances to Affiliates
Year ended December 31, 2010

Company	Investments(1)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2009 Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2010 Value
CONTROL INVESTMENTS
Advantage Millwork	12% Secured Debt	$—	$—	$3,000,000	$3,000,000	$—
Company, Inc.	Warrants	—	—	—	—	—

Café Brazil, LLC	12% Secured Debt	$304,530	2,500,000	—	500,000	2,000,000
	Member Units	56,440	1,520,000	720,000	—	2,240,000

CBT Nuggets, LLC	14% Secured Debt	413,472	1,680,000	1,112,180	—	2,792,180
	10% Secured Debt	121,062	915,000	610,000	750,000	775,000
	Member Units	578,022	1,500,000	1,950,000	—	3,450,000

California Healthcare	12% Secured Debt	320,763	—	2,519,933	—	2,519,933
Medical Billing, Inc.	12% Current/6% PIK Secured Debt	780,638	—	4,610,215	144,400	4,465,815
	Warrants	—	—	3,280,333	—	3,280,333
	Common Stock	—	—	2,066,667	576,667	1,490,000

Ceres Management, LLC	14% Secured Debt	579,199	2,377,388	1,587,180	—	3,964,568
(Lambs)	Class B Member Units	144,619	218,395	1,290,216	—	1,508,611
	Member Units	—	920,000	613,333	433,333	1,100,000

Condit Exhibits, LLC	13% Current/5% PIK Secured Debt	820,220	2,622,107	2,061,750	64,198	4,619,659
	Warrants	—	30,000	20,000	—	50,000

Currie Acquisitions, LLC	12% Secured Debt	656,793	—	3,971,699	—	3,971,699
	Warrants	—	—	2,566,204	226,000	2,340,204

Gulf Manufacturing, LLC	8% Secured Debt	237,400	1,200,000	3,100,000	680,000	3,620,000
	13% Secured Debt	294,024	998,095	1,497,070	820,000	1,675,165
	9% PIK Secured Debt	—	—	1,420,784	—	1,420,784
	Warrants	—	1,080,000	1,620,000	2,700,000	—
	Member Units	236,220	2,360,000	4,542,187	1,032,187	5,870,000

Harrison Hydra-Gen, Ltd.	12% Secured Debt	722,127	—	5,255,101	—	5,255,101
	Preferred Stock	—	—	1,000,000	—	1,000,000
	Warrants	—	—	717,640	—	717,640

Hawthorne Customs &	Member Units	—	840,000	410,000	—	1,250,000
Dispatch Services, LLC

Hydratec Holdings, LLC	12.5% Secured Debt	322,533	2,956,635	38,609	2,995,244	—
	Prime plus 1% Secured Debt	16,075	338,667	11,333	350,000	—
	Member Units	219,064	6,620,000	2,995,244	437,333	9,177,911

Indianapolis Aviation	12% Secured Debt	615,866	—	4,350,000	—	4,350,000
Partners, LLC	Warrants	—	—	1,570,286	—	1,570,286

Jensen Jewelers of	Prime plus 2% Secured Debt	140,980	1,044,000	1,566,000	350,000	2,260,000
Idaho, LLC	13% Current/6% PIK Secured Debt	514,685	1,067,437	1,682,256	404,797	2,344,896
	Member Units	107,875	290,000	770,000	—	1,060,000

Mid-Columbia Lumber	Prime Plus 1% Secured Debt	46,294	—	1,250,000	—	1,250,000
Products, LLC	12% Secured Debt	568,263	—	3,900,000	—	3,900,000
	Warrants	—	—	740,000	—	740,000
	Member Units	—	—	770,000	—	770,000

NAPCO Precast, LLC	Prime plus 2% Secured Debt	315,506	3,384,615	—	—	3,384,615
	18% Secured Debt	1,103,522	5,923,077	—	—	5,923,077
	Member Units	10,000	5,220,000	—	880,000	4,340,000

NTS Holdings, Inc.	12% Secured Debt	798,302	—	5,963,931	—	5,963,931
	Preferred Stock	779,913	—	10,635,273	—	10,635,273
	Common Stock	70,000	—	776,000	—	776,000

OMi Holdings, Inc.	12% Secured Debt	1,279,240	6,298,395	4,218,429	400,000	10,116,824
	Common Stock	—	270,000	230,000	—	500,000

Company	Investments(1)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2009 Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2010 Value
PPL RVs, Inc.	18% Secured Debt	772,678	—	6,165,058	—	6,165,058
	Common Stock	—	—	2,150,000	—	2,150,000

Quest Design &	10% Secured Debt	—	200,000	—	200,000	—
Production LLC	0% Secured Debt	—	—	—	—	—
	Warrants	—	—	—	—	—
	Warrants	—	—	—	—	—

The MPI Group, LLC	4.5% Current/4.5% PIK Secured Debt	35,689	—	501,176	—	501,176
	6% Current/6% PIK Secured Debt	619,190	—	4,935,760	—	4,935,760
	Warrants	—	—	895,943	705,943	190,000

Thermal & Mechanical	13% Current/5% PIK Secured Debt	1,071,785	3,301,405	2,273,815	—	5,575,220
Equipment, LLC	Prime plus 2% Secured Debt	119,863	1,043,471	695,681	—	1,739,152
	Warrants	—	600,000	1,340,000	—	1,940,000

Uvalco Supply, LLC	Member Units	—	1,390,000	170,000	—	1,560,000

Vision Interests, Inc.	13% Secured Debt	414,557	—	8,762,314	—	8,762,314
	Common Stock	—	—	—	—	—
	Warrants	—	—	10	10	—

Ziegler's NYPD, LLC	Prime plus 2% Secured Debt	93,101	595,252	398,685	—	993,937
	13% Current/5% PIK Secured Debt	871,566	2,775,643	2,094,117	117,672	4,752,088
	Warrants	2,000	360,000	240,000	130,000	470,000

Other		352,690	1,961,085	2,483,699	22,600	4,422,184

Income from Control Investments disposed of during the year		—	—	—	—	—

	Total — Control	$17,526,766	$66,400,667	$126,116,111	$17,920,384	$174,596,394

AFFILATE INVESTMENTS
Advantage Millwork	12% Secured Debt	$—	$1,200,000	$—	$1,200,000	$—
Company, Inc.	Warrants	—	—	—	—	—

American Sensor	Prime plus .5% Secured Debt	381,246	3,800,000	517,157	803,044	3,514,113
Technologies, Inc.	Warrants	—	820,000	1,010,000	—	1,830,000

Audio Messaging	12% Secured Debt	864,365	—	7,650,299	224,000	7,426,299
Solutions, LLC	Warrants	—	—	1,280,000	—	1,280,000

California Healthcare	12% Secured Debt	—	1,275,400	—	1,275,400	—
Medical Billing, Inc.	12% Current/6% PIK Secured Debt	—	842,583	—	842,583	—
	Warrants	—	1,280,000	—	1,280,000	—
	Common Stock	—	1,180,000	—	1,180,000	—

Compact Power Equipment	12% Secured Debt	368,505	1,778,702	1,342,248	—	3,120,950
Centers, LLC	Member Units	—	688	459	—	1,147

DrillingInfo, Inc.	12% Secured Debt	1,171,336	—	7,770,000	—	7,770,000
	Warrants	—	—	4,010,000	—	4,010,000
	Common Stock	—	—	1,710,325	—	1,710,325

East Teak
Fine Hardwoods, Inc.	Common Stock	1,225	—	861,538	531,538	330,000

Houston Plating &	Prime Plus 2%	15,750	300,000	—	—	300,000
Coatings, LLC	Member Units	367,500	3,565,000	—	540,000	3,025,000

Indianapolis Aviation	12% Secured Debt	—	2,444,759	—	2,444,759	—
Partners, LLC	Warrants	—	677,571	—	677,571	—

IRTH Holdings, LLC	12% Secured Debt	60,000	—	5,891,126	—	5,891,126
	Member Units	—	—	850,000	—	850,000

KBK Industries, LLC	14% Secured Debt	852,597	3,853,825	1,388,174	—	5,241,999
	10% Secured Debt	833	93,750	31,250	125,000	—
	10% Secured Debt	64,050	450,000	439,940	375,000	514,940
	Member Units	12,066	460,000	1,330,333	—	1,790,333

Laurus Healthcare, LP,	13% Secured Debt	358,155	2,275,000	1,050,000	525,000	2,800,000
	Warrants	—	4,400,000	1,270,000	1,050,000	4,620,000

Company	Investments(1)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2009 Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2010 Value
National Trench Safety, LLC	10% PIK Debt	—	447,203	—	447,203	—
	Member Units	—	700,000	—	700,000	—

Lighting Unlimited, LLC	Prime Plus 1% Secured Debt	98,262	—	1,179,935	233,337	946,598
	12% Current/2% PIK Secured Debt	266,099	—	1,723,326	—	1,723,326
	Warrants	—	—	60,000	60,000	—

Merrick Systems, Inc.	13% Secured Debt	335,631	—	2,540,849	—	2,540,849
	Warrants	—	—	450,000	—	450,000

Olympus Building	12% Secured Debt	412,727	1,830,000	1,220,000	—	3,050,000
Services, Inc.	12% Current/3% PIK Secured Debt	164,488	342,782	1,120,234	479,015	984,001
	Warrants	—	480,000	450,000	—	930,000

OPI International LTD	12% Secured Debt	233,885	—	8,789,573	—	8,789,573
	Warrants	—	—	500,000	—	500,000

Pulse Systems, LLC	Warrants	—	340,000	—	340,000	—

Schneider Sales	13% Secured Debt	459,557	1,927,700	1,361,426	2,289,126	1,000,000
Management, LLC	Warrants	—	—	—	—	—

Vision Interests, Inc.	13% Secured Debt	—	3,220,000	—	3,220,000	—
	Warrants	—	—	—	—	—
	Common Stock	—	—	—	—	—

Walden Smokey Point, Inc.	14% Current/4% PIK Secured Debt	1,648,075	4,915,014	3,746,108	8,661,122	—
	Common Stock	14,000	1,240,000	1,380,000	—	2,620,000

WorldCall, Inc.	13% Secured Debt	85,176	646,225	—	—	646,225
	Common Stock	—	100,000	—	100,000	—

Other		15,094	—	—	—	—

Income from Affiliate Investments disposed of during the year		—	—	—	—	—

	Total — Affiliate Investments	$8,250,622	$46,886,202	$62,924,300	$29,603,698	$80,206,804

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

       (b)  Management's Report on Internal Control Over Financial Reporting.    The management of Main Street Capital Corporation and its subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company's evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2010. Grant Thornton, LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2010, as stated in its report which is included herein.

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

Item 9B.    Other Information

       None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

       The information required by this Item will be contained in the definitive proxy statement relating to our 2010 annual meeting of stockholders (the "Proxy Statement") under the headings "Election of Directors," "Corporate Governance," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance," to be filed with the Securities and Exchange Commission on or prior to April 30, 2011, and is incorporated herein by reference.

       We have adopted a code of business conduct and ethics that applies to directors, officers and employees of Main Street. This code of ethics is published on our Web site at www.mainstcapital.com. We intend to disclose any future amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a Web site posting.

Item 11.    Executive Compensation

       The information required by this Item will be contained in the Proxy Statement under the headings "Compensation of Executive Officers," "Compensation of Directors," "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report," to be filed with the Securities and Exchange Commission on or prior to April 30, 2011, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

       The following table provides information regarding our equity compensation plans as of December 31, 2010:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	1,669,573	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	—	$—	1,669,573

(1)
All of our equity compensation plans have been approved by our stockholders. As of December 31, 2010, we had issued 530,746 shares of restricted stock pursuant to our equity compensation plans, of which 176,078 shares had vested and 319 shares were forfeited as of December 31, 2010. Pursuant to each of our equity compensation plans, if any award issued thereunder shall for any reason expire or otherwise terminate or be forfeited, in whole or in part, the shares of stock not acquired under such award shall revert to and again become available for issuance under such plan.

       The other information required by this Item will be contained in the Proxy Statement under the headings "Security Ownership of Certain Beneficial Owners and Management," to be filed with the Securities and Exchange Commission on or prior to April 30, 2011, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

       The information required by this Item will be contained in the Proxy Statement under the headings "Certain Relationships and Related Transactions" and "Corporate Governance," to be filed with the Securities and Exchange Commission on or prior to April 30, 2011, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

       The information required by this Item will be contained in the Proxy Statement under the heading "Independent Registered Public Accounting Firm," to be filed with the Securities and Exchange Commission on or prior to April 30, 2011, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

       The following documents are filed or incorporated by reference as part of this Annual Report:

1.    Consolidated Financial Statements

2.    Consolidated Financial Statement Schedule

Report of Independent Registered Public Accounting Firm
Schedule of Investments in and Advances to Affiliates for the Year Ended December 31, 2010

3.    Exhibits

       The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1*	Articles of Amendment and Restatement of Main Street Capital Corporation (previously filed as Exhibit (a) to Main Street Capital Corporation's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on August 15, 2007 (Reg. No. 333-142879))
3.2*	Amended and Restated Bylaws of Main Street Capital Corporation (previously filed as Exhibit 99.1 to Main Street Capital Corporation's Current Report on Form 8-K filed on May 2, 2008 (File No. 1-33723))
4.1*	Form of Common Stock Certificate (previously filed as Exhibit (d) to Main Street Capital Corporation's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on August 15, 2007 (Reg. No. 333-142879))
4.2*	Dividend Reinvestment Plan (previously filed as Exhibit 4.2 to Main Street Capital Corporation's Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 21, 2008 (File. No. 1-33723))
4.3*	Main Street Mezzanine Fund, LP SBIC debentures guaranteed by the SBA (previously filed as Exhibit (f)(1) to Main Street Capital Corporation's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on June 22, 2007 (Reg. No. 333-142879))
4.4*	Main Street Capital II, LP SBIC debentures guaranteed by the SBA (see Exhibit (f)(1) to Pre-Effective Amendment No. 1 to Form N-2 of Main Street Capital Corporation filed with the SEC on June 22, 2007 for a substantially identical copy of the form of debentures)
10.1*	Amended and Restated Credit Agreement dated September 20, 2010 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current Report on Form 8-K filed September 21, 2010 (File No. 1-33723))

Exhibit Number	Description
10.2*	Amended and Restated General Security Agreement dated September 20, 2010 (previously filed as Exhibit 10.2 to Main Street Capital Corporation's Current Report on Form 8-K filed September 21, 2010 (File No. 1-33723))
10.3*	Amended and Restated Custodial Agreement dated September 20, 2010 (previously filed as Exhibit 10.3 to Main Street Capital Corporation's Current Report on Form 8-K filed September 21, 2010 (File No. 1-33723))
10.4*	Amended and Restated Equity Pledge Agreement dated September 20, 2010 (previously filed as Exhibit 10.4 to Main Street Capital Corporation's Current Report on Form 8-K filed September 21, 2010 (File No. 1-33723))
10.5*	Supplement and Joinder Agreement dated January 7, 2011 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current Report on Form 8-K filed January 10, 2011 (File No. 1-33723))
10.6*	Form of Amended and Restated Investment Advisory Agreement by and between Main Street Capital Partners, LLC and Main Street Mezzanine Fund, LP (previously filed as Exhibit (g)(1) to Main Street Capital Corporation's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on June 22, 2007 (Reg. No. 333-142879))
10.7*	Investment Management/Advisory Agreement by and between Main Street Capital Partners, LLC, Main Street Capital II, LP and Main Street Capital II GP, LLC (previously filed as Exhibit (g)(2) to Main Street Capital Corporation's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on June 22, 2007 (Reg. No. 333-142879))
10.8*†	Main Street Capital Corporation 2008 Equity Incentive Plan (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on August 7, 2009 (File No. 1-33723))
10.9*†	Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan (previously filed as Exhibit 4.5 to Main Street Capital Corporation's Registration Statement on Form S-8 filed on June 20, 2008 (Reg. No. 333-151799))
10.10*	Custodian Agreement (previously filed as Exhibit (j) to Main Street Capital Corporation's Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (Reg. No. 333-142879))
10.11*†	Form of Confidentiality and Non-Compete Agreement by and between Main Street Capital Corporation and Vincent D. Foster (previously filed as Exhibit (k)(12) to Main Street Capital Corporation's Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (Reg. No. 333-142879))
10.12*†	Form of Indemnification Agreement by and between Main Street Capital Corporation and each executive officer and director (previously filed as Exhibit (k)(13) to Main Street Capital Corporation's Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (Reg. No. 333-142879))
10.13*	Support Services Agreement effective as of October 2, 2007 by and between Main Street Capital Corporation and Main Street Capital Partners, LLC (previously filed as Exhibit (k)(16) to Main Street Capital Corporation's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on January 30, 2009 (Reg. No. 333-155806))
14.1*	Code of Ethics (previously filed as Exhibit (r) to Main Street Capital Corporation's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on August 15, 2007 (Reg. No. 333-142879))
21.1	List of Subsidiaries
23	Consent of Grant Thornton, LLP, independent registered public accounting firm

Exhibit Number	Description
31.1	Rule 13a - 14(a)/15d - 14(a) certification of Chief Executive Officer
31.2	Rule 13a - 14(a)/15d - 14(a) certification of Chief Financial Officer
32.1	Section 1350 certification of Chief Executive Officer
32.2	Section 1350 certification of Chief Financial Officer

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
Date: March 11, 2011

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VINCENT D. FOSTER Vincent D. Foster	Chairman and Chief Executive Officer (principal executive officer)	March 11, 2011
/s/ TODD A. REPPERT Todd A. Reppert	President, Chief Financial Officer and Director (principal financial officer)	March 11, 2011
/s/ MICHAEL S. GALVAN Michael S. Galvan	Vice President, Chief Accounting Officer (principal accounting officer)	March 11, 2011
/s/ RODGER A. STOUT Rodger A. Stout	Senior Vice President-Finance & Administration, Chief Compliance Officer and Treasurer	March 11, 2011
/s/ JOSEPH E. CANON Joseph E. Canon	Director	March 11, 2011
/s/ MICHAEL APPLING JR. Michael Appling Jr.	Director	March 11, 2011
/s/ WILLIAM D. GUTERMUTH William D. Gutermuth	Director	March 11, 2011
/s/ ARTHUR L. FRENCH Arthur L. French	Director	March 11, 2011

EXHIBIT INDEX

Exhibit Number	Description
21.1	List of Subsidiaries
23	Consent of Grant Thornton LLP, independent registered public accounting firm
31.1	Rule 13a - 14(a)/15d - 14(a) certification of Chief Executive Officer
31.2	Rule 13a - 14(a)/15d - 14(a) certification of Chief Financial Officer
32.1	Section 1350 certification of Chief Executive Officer
32.2	Section 1350 certification of Chief Financial Officer