Form 10-Q
period 2011-03-31
Main Street Capital CORP
filed 2011-05-06
CIK 1396440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the issuer’s common stock as of May 4, 2011 was 22,986,873.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS

Portfolio investments at fair value:
Control investments (cost: $189,560,249 and $161,009,443 as of March 31, 2011 and December 31, 2010, respectively)	$204,890,251	$174,596,394
Affiliate investments (cost: $68,681,860 and $65,650,789 as of March 31, 2011 and December 31, 2010, respectively)	84,810,550	80,206,804
Non-Control/Non-Affiliate investments (cost: $99,475,430 and $91,911,304 as of March 31, 2011 and December 31, 2010, respectively)	100,815,305	91,956,221
Investment in affiliated Investment Manager (cost: $4,284,042 as of March 31, 2011 and December 31, 2010)	2,010,349	2,051,655

Total portfolio investments (cost: $362,001,581 and $322,855,578 as of March 31, 2011 and December 31, 2010, respectively)	392,526,455	348,811,074
Marketable securities and idle funds investments (cost: $97,854,377 and $67,970,907 as of March 31, 2011 and December 31, 2010, respectively)	98,751,072	68,752,858

Total investments (cost: $459,855,958 and $390,826,485 as of March 31, 2011 and December 31, 2010, respectively)	491,277,527	417,563,932

Cash and cash equivalents	29,064,271	22,334,340
Deferred tax asset	808,186	1,958,593
Interest receivable and other assets	5,180,003	4,523,792
Deferred financing costs (net of accumulated amortization of $1,650,229 and $1,504,584 as of March 31, 2011 and December 31, 2010, respectively)	3,485,980	2,543,645

Total assets	$529,815,967	$448,924,302

LIABILITIES

SBIC debentures (par: $210,000,000 and $180,000,000 as of March 31, 2011 and December 31, 2010, respectively; of which $70,519,343 and $70,557,975 are recorded at fair value as of March 31, 2011 and December 31, 2010, respectively)	$185,519,343	$155,557,975
Credit facility	15,000,000	39,000,000
Interest payable	862,547	3,194,870
Dividend payable	2,183,176	—
Payable to affiliated Investment Manager	1,168,697	15,124
Accounts payable and other liabilities	1,731,819	1,173,295

Total liabilities	206,465,582	198,941,264
Commitments and contingencies

NET ASSETS

Common stock, $0.01 par value per share (150,000,000 shares authorized; 22,947,566 and 18,797,444 issued and outstanding as of March 31, 2011 and December 31, 2010, respectively)	229,476	187,975
Additional paid-in capital	297,646,519	224,485,165
Accumulated net investment income	6,605,872	9,261,405
Accumulated net realized loss from investments	(20,541,897)	(20,541,897)
Net unrealized appreciation, net of income taxes	35,072,245	32,141,997

Total Net Asset Value	319,012,215	245,534,645

Noncontrolling interest	4,338,170	4,448,393

Total net assets including noncontrolling interests	323,350,385	249,983,038

Total liabilities and net assets	$529,815,967	$448,924,302

NET ASSET VALUE PER SHARE	$13.90	$13.06

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2011	2010

INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$5,649,762	$3,595,308
Affiliate investments	2,146,419	1,808,613
Non-Control/Non-Affiliate investments	3,331,109	863,396
Total interest, fee and dividend income	11,127,290	6,267,317
Interest from marketable securities, idle funds and other	2,247,282	825,522
Total investment income	13,374,572	7,092,839
EXPENSES:
Interest	(2,902,205)	(1,993,237)
General and administrative	(507,182)	(425,704)
Expenses reimbursed to affiliated Investment Manager	(2,129,806)	(1,152,187)
Share-based compensation	(442,897)	(301,458)
Total expenses	(5,982,090)	(3,872,586)
NET INVESTMENT INCOME	7,392,482	3,220,253

NET REALIZED GAIN (LOSS) FROM INVESTMENTS:
Control investments	—	(4,020,918)
Marketable securities and idle funds investments	—	(39,539)
Total net realized gain (loss) from investments	—	(4,060,457)
NET REALIZED INCOME (LOSS)	7,392,482	(840,204)

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION):
Portfolio investments	4,018,584	5,114,659
Marketable securities and idle funds investments	114,743	253,304
SBIC debentures	38,632	281,193
Investment in affiliated Investment Manager	(41,306)	(145,079)
Total net change in unrealized appreciation	4,130,653	5,504,077

Income tax provision	(1,200,405)	(384,574)
Bargain purchase gain	—	4,890,582
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	10,322,730	9,169,881
Noncontrolling interest	—	(113,336)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS ATTRIBUTABLE TO COMMON STOCK	$10,322,730	$9,056,545

NET INVESTMENT INCOME PER SHARE - BASIC AND DILUTED	$0.38	$0.22
NET REALIZED INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$0.38	$(0.06)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS ATTRIBUTABLE TO COMMON STOCK PER SHARE - BASIC AND DILUTED	$0.54	$0.63
DIVIDENDS PAID PER SHARE	$0.38	$0.38
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	19,217,690	14,356,785

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(Unaudited)

						Net Unrealized			Total Net
					Accumulated	Appreciation from			Assets
	Common Stock		Additional	Accumulated	Net Realized	Investments,			Including
	Number	Par	Paid-In	Net Investment	Loss	Net of Income	Total Net	Noncontrolling	Noncontrolling
	of Shares	Value	Capital	Income	From Investments	Taxes	Asset Value	Interest	Interest

Balances at December 31, 2009	10,842,447	$108,425	$123,534,156	$7,269,866	$(15,922,020)	$14,669,704	$129,660,131	$—	$129,660,131

MSC II exchange offer and related transactions	1,239,695	12,397	19,921,899	4,890,582	—	—	24,824,878	3,396,005	28,220,883
Public offering of common stock, net of offering costs	2,875,000	28,750	40,127,248	—	—	—	40,155,998	—	40,155,998
Share-based compensation	—	—	301,458	—	—	—	301,458	—	301,458
Dividend reinvestment	125,600	1,255	1,848,073	—	—	—	1,849,328	—	1,849,328
Adjustment to investment in Investment Manager related to the MSC II Exchange Offer	—	—	(13,715,958)	—	—	—	(13,715,958)	—	(13,715,958)
Dividends to stockholders	—	—	—	(6,993,777)	—	—	(6,993,777)	—	(6,993,777)
Net increase resulting from operations	—	—	—	3,220,253	(4,060,457)	5,119,503	4,279,299	—	4,279,299
Noncontrolling interest	—	—	—	—	—	(113,336)	(113,336)	113,336	—

Balances at March 31, 2010	15,082,742	$150,827	$172,016,876	$8,386,924	$(19,982,477)	$19,675,871	$180,248,021	$3,509,341	$183,757,362

Balances at December 31, 2010	18,797,444	$187,975	$224,485,165	$9,261,405	$(20,541,897)	$32,141,997	$245,534,645	$4,448,393	$249,983,038

Public offering of common stock, net of offering costs	4,025,000	40,250	70,309,656	—	—	—	70,349,906	—	70,349,906
Share-based compensation	—	—	442,897	—	—	—	442,897	—	442,897
Dividend reinvestment	125,122	1,251	2,408,801	—	—	—	2,410,052	—	2,410,052
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(110,223)	(110,223)
Dividends to stockholders	—	—	—	(10,048,015)	—	—	(10,048,015)	—	(10,048,015)
Net increase resulting from operations	—	—	—	7,392,482	—	2,930,248	10,322,730	—	10,322,730

Balances at March 31, 2011	22,947,566	$229,476	$297,646,519	$6,605,872	$(20,541,897)	$35,072,245	$319,012,215	$4,338,170	$323,350,385

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$10,322,730	$9,169,881
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized appreciation	(4,130,653)	(5,504,077)
Net realized loss from investments	—	4,060,457
Bargain purchase gain	—	(4,890,582)
Accretion of unearned income	(1,556,366)	(596,182)
Net payment-in-kind interest accrual	(946,888)	(201,775)
Share-based compensation expense	442,897	301,458
Amortization of deferred financing costs	145,645	97,688
Deferred taxes	1,150,407	301,992
Changes in other assets and liabilities:
Interest receivable and other assets	(1,206,211)	(835,521)
Interest payable	(2,332,323)	(1,776,121)
Payable to affiliated Investment Manager	1,153,573	12,060
Accounts payable and other liabilities	558,524	(38,199)
Deferred fees and other	524,000	73,140
Net cash provided by operating activities	4,125,335	174,219

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in portfolio companies	(43,949,652)	(18,528,902)
Cash acquired in MSC II exchange offer	—	2,489,920
Investments in marketable securities and idle funds investments	(39,349,266)	(25,939,696)
Proceeds from marketable securities and idle funds investments	10,103,821	3,596,689
Principal payments received on loans and debt securities	6,102,777	1,266,386
Net cash used in investing activities	(67,092,320)	(37,115,603)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	70,349,906	40,155,998
Distributions to noncontrolling interest	(110,223)	—
Dividends paid to stockholders	(4,654,787)	(3,259,120)
Net change in DRIP deposit	(800,000)	—
Proceeds from issuance of SBIC debentures	30,000,000	—
Proceeds from credit facility	41,000,000	18,150,000
Repayments on credit facility	(65,000,000)	(16,050,000)
Payment of deferred loan costs and SBIC debenture fees	(1,087,980)	(10,310)
Net cash provided by financing activities	69,696,916	38,986,568

Net increase in cash and cash equivalents	6,729,931	2,045,184
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,334,340	30,619,998
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,064,271	$32,665,182

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2011

(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)
Café Brazil, LLC	Casual Restaurant Group
12% Secured Debt (Maturity - April 20, 2013)		1,900,000	1,897,680	1,900,000
Member Units (7) (Fully diluted 41.0%)			41,837	2,470,000
			1,939,517	4,370,000

California Healthcare Medical Billing, Inc.	Healthcare Billing and Records Management
12% Secured Debt (Maturity - October 17, 2015)		7,303,000	6,908,889	7,222,715
Warrants (Fully diluted 20.4%)			1,193,333	3,380,333
Common Stock (Fully diluted 9.7%)			1,176,667	1,390,000
			9,278,889	11,993,048

CBT Nuggets, LLC	Produces and Sells IT Certification Training Videos
10% Secured Debt (Maturity - March 31, 2012)		375,000	375,000	375,000
14% Secured Debt (Maturity - December 31, 2013)		2,800,000	2,794,927	2,794,927
Member Units (7) (Fully diluted 40.8%)			1,299,520	3,870,000
			4,469,447	7,039,927

Ceres Management, LLC (Lambs)	Aftermarket Automotive Services Chain
14% Secured Debt (Maturity - May 31, 2013)		4,000,000	3,967,689	3,967,689
9.5% Secured Debt (Lamb’s Real Estate Investment I, LLC) (Maturity - August 31, 2014)		1,225,000	1,225,000	1,225,000
Class B Member Units (7) (15% cumulative) (Non-voting)			2,173,204	2,173,204
Member Units (Fully diluted 70%)			1,813,333	860,000
Member Units (7) (Lamb’s Real Estate Investment I, LLC) (Fully diluted 100%)			625,000	625,000
			9,804,226	8,850,893

Condit Exhibits, LLC	Tradeshow Exhibits / Custom Displays
9% Current / 9% PIK Secured Debt (Maturity - July 1, 2013)		4,660,948	4,622,987	4,622,987
Warrants (Fully diluted 47.9%)			320,000	100,000
			4,942,987	4,722,987

Currie Acquisitions, LLC	Consumer Products
12% Secured Debt (Maturity - March 1, 2015)		4,750,000	4,004,722	4,004,722
Warrants (Fully diluted 47.3%)			2,566,204	2,050,204
			6,570,926	6,054,926

Gulf Manufacturing, LLC	Industrial Metal Fabrication
8% Secured Debt (Maturity - August 31, 2014)		3,620,000	3,620,000	3,620,000
13% Secured Debt (Maturity - August 31, 2014)		1,680,000	1,619,597	1,641,017
9% PIK Secured Debt (Maturity - June 30, 2017)		1,420,784	1,420,784	1,420,784
Member Units (7) (Fully diluted 34.2%)			2,979,813	6,890,000
			9,640,194	13,571,801

Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
12% Secured Debt (Maturity - June 4, 2015)		6,000,000	5,284,650	5,284,650
Preferred stock (7) (8% cumulative)			1,020,000	1,020,000
Warrants (Fully diluted 35.2%)			717,640	717,640
			7,022,290	7,022,290

Hawthorne Customs & Dispatch Services, LLC	Transportation/ Logistics
Member Units (7) (Fully diluted 59.1%)			692,500	1,250,000
Member Units (Wallisville Real Estate, LLC) (7) (Fully diluted 59.1%)			1,214,784	1,214,784
			1,907,284	2,464,784

Hydratec, Inc.	Agricultural Services
Common Stock (Fully diluted 92.5%)			7,088,911	10,163,911

Indianapolis Aviation Partners, LLC	FBO / Aviation Support Services
12% Secured Debt (Maturity - September 15, 2014)		4,500,000	4,158,875	4,350,000
Warrants (Fully diluted 30.1%)			1,129,286	1,270,286
			5,288,161	5,620,286

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2011

(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)
Jensen Jewelers of Idaho, LLC	Retail Jewelry
Prime Plus 2% Secured Debt (Maturity - November 14, 2011)		2,260,000	2,257,523	2,260,000
13% Current / 6% PIK Secured Debt (Maturity - November 14, 2011)		2,344,897	2,341,580	2,344,897
Member Units (7) (Fully diluted 60.8%)			811,000	1,410,000
			5,410,103	6,014,897

Mid-Columbia Lumber Products, LLC	Specialized Lumber Products
10% Secured Debt (Maturity - April 1, 2012)		1,250,000	1,250,000	1,250,000
12% Secured Debt (Maturity - December 18, 2011)		3,900,000	3,855,995	3,900,000
9.5% Secured Debt (Mid - Columbia Real Estate, LLC) (Maturity - May 13, 2025)		1,096,100	1,096,100	1,096,100
Warrants (Fully diluted 25.5%)			250,000	670,000
Member Units (Fully diluted 26.7%)			500,000	700,000
Member Units (Mid - Columbia Real Estate, LLC) (Fully diluted 50.0%)			250,000	250,000
			7,202,095	7,866,100

NAPCO Precast, LLC	Precast Concrete Manufacturing
18% Secured Debt (Maturity - February 1, 2013)		5,923,077	5,866,633	5,923,077
Prime Plus 2% Secured Debt (Maturity - February 1, 2013) (8)		3,384,615	3,370,363	3,384,615
Member Units (7) (Fully diluted 35.3%)			2,020,000	4,230,000
			11,256,996	13,537,692

NTS Holdings, Inc.	Trench & Traffic Safety Equipment
12% Secured Debt (Maturity - April 30, 2015)		6,000,000	5,965,537	5,965,537
Preferred stock (7) (12% cumulative)			10,936,831	10,936,831
Common Stock (7) (Fully diluted 72.3%)			1,621,255	776,000
			18,523,623	17,678,368

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
12% Secured Debt (Maturity - April 1, 2013)		9,970,000	9,923,076	9,923,076
Common Stock (Fully diluted 48.0%)			1,080,000	560,000
			11,003,076	10,483,076

Pegasus Research Group, LLC (Televerde)	Telemarketing and Data Services
13% Current / 3% PIK Secured Debt (Maturity - January 6, 2016)		6,294,271	6,210,552	6,210,552
Member Units (7) (Fully diluted 43.7%)			1,250,000	1,250,000
			7,460,552	7,460,552

PPL RVs, Inc.	Recreational Vehicle Parts and Consignment
18% Secured Debt (Maturity - June 10, 2015)		6,250,000	6,168,168	6,168,168
Member Units (Fully diluted 50.1%)			2,150,000	2,280,000
			8,318,168	8,448,168

Principle Environmental, LLC	Noise Abatement Products/Services
12% Secured Debt (Maturity - February 1, 2016)		5,500,000	4,228,966	4,228,966
Warrants (Fully diluted 15%)			1,200,000	1,200,000
Member Units (7) (Fully diluted 25%)			2,000,000	2,000,000
			7,428,966	7,428,966

River Aggregates, LLC	Construction Aggregates
12% Secured Debt (Maturity - March 30, 2016)		3,500,000	3,307,500	3,307,500
Warrants (Fully diluted 10%)			122,500	122,500
Member Units (7) (Fully diluted 45%)			550,000	550,000
			3,980,000	3,980,000

The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
4.5% Current / 4.5% PIK Secured Debt (Maturity — October 2, 2013)		513,250	507,320	507,320
6% Current / 6% PIK Secured Debt (Maturity — October 2, 2013)		5,176,667	5,023,558	5,023,558
Warrants (Fully diluted 47.1%)			895,943	190,000
			6,426,821	5,720,878

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2011

(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)
Thermal & Mechanical Equipment, LLC	Heat Exchange / Filtration Products and Services
Prime Plus 2% Secured Debt (Maturity - September 25, 2014) (8)		1,415,540	1,407,261	1,407,261
13% Current / 5% PIK Secured Debt (Maturity - September 25, 2014)		4,509,680	4,452,583	4,509,680
Member Units (Fully diluted 50.0%)			1,000,000	2,680,000
			6,859,844	8,596,941

Uvalco Supply, LLC	Farm and Ranch Supply
Member Units (Fully diluted 42.8%) (7)			1,113,243	1,940,000

Van Gilder Insurance Corporation	Manufacturer/Installer of Commercial Signage
8% Secured Debt (Maturity - January 31, 2016)		1,972,336	1,943,632	1,943,632
13% Secured Debt (Maturity - January 31, 2016)		6,150,000	4,864,029	4,864,029
Warrants (Fully diluted 10%)			1,208,643	1,208,643
Common Stock (Fully diluted 15.51%)			2,499,876	2,499,876
			10,516,180	10,516,180

Vision Interests, Inc.	Manufacturer/Installer of Commercial Signage
6.5% Current /6.5% PIK Secured Debt (Maturity - June 5, 2012)		9,400,000	8,424,811	6,322,651
6.5% Current /6.5% PIK Secured Debt (Maturity - June 5, 2016)		760,000	740,587	740,587
Warrants (Fully diluted 38.2%)			160,010	—
Common Stock (Fully diluted 22.3%)			372,000	—
			9,697,408	7,063,238

Ziegler’s NYPD, LLC	Casual Restaurant Group
Prime Plus 2% Secured Debt (Maturity - October 1, 2013) (8)		1,000,000	994,427	994,427
13% Current / 5% PIK Secured Debt (Maturity - October 1, 2013)		4,862,083	4,815,915	4,815,915
Warrants (Fully diluted 46.6%)			600,000	470,000
			6,410,342	6,280,342

Subtotal Control Investments			189,560,249	204,890,251

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2011

(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Affiliate Investments (4)
American Sensor Technologies, Inc.	Manufacturer of Commercial/Industrial Sensors
9% Secured Debt (Maturity - May 31, 2012)		3,547,783	3,529,283	3,529,283
Warrants (Fully diluted 19.6%)			49,990	2,080,000
			3,579,273	5,609,283

Audio Messaging Solutions, LLC	Audio Messaging Services
12% Secured Debt (Maturity - May 8, 2014)		7,644,000	7,322,388	7,371,597
Warrants (Fully diluted 8.4%)			468,373	1,280,000
			7,790,761	8,651,597

Compact Power Equipment Centers LLC	Light to Medium Duty Equipment Rental
6% Current / 6% PIK Secured Debt (Maturity - December 30, 2014)		2,727,564	2,700,572	2,700,572
Series A Member Units (7) (8% cumulative) (Non-voting)			793,651	793,651
Member Units (Fully diluted 11.5%)			1,147	1,147
			3,495,370	3,495,370

DrillingInfo, Inc.	Information Services for the Oil and Gas Industry
12% Secured Debt (Maturity - November 20, 2014)		8,000,000	6,887,024	7,770,000
Warrants (Fully diluted 5.0%)			1,250,000	4,510,000
Common Stock (Fully diluted 2.1%)			1,085,325	2,070,325
			9,222,349	14,350,325

East Teak Fine Hardwoods, Inc.	Hardwood Products
Common Stock (Fully diluted 5.0%)			480,318	330,000

Houston Plating & Coatings, LLC	Plating & Industrial Coating Services
Prime Plus 2% Debt (Maturity - July 18, 2013)		300,000	300,000	300,000
Member Units (7) (Fully diluted 11.1%)			335,000	3,205,000
			635,000	3,505,000

IRTH Holdings, LLC	Utility Technology Services
12% Secured Debt (Maturity - December 29, 2015)		6,000,000	5,895,114	5,895,114
Member Units (Fully diluted 22.3%)			850,000	850,000
			6,745,114	6,745,114

KBK Industries, LLC	Specialty Manufacturer of Oilfield and Industrial Products
14% Secured Debt (Maturity - January 23, 2014)		5,250,000	5,250,000	5,250,000
10% Secured Debt (Maturity - March 31, 2012)		389,940	389,940	389,940
Member Units (7) (Fully diluted 18.8%)			340,833	2,010,333
			5,980,773	7,650,273

Laurus Healthcare, LP	Healthcare Facilities / Services
10% Secured Debt (Maturity - December 31, 2011)		750,000	750,000	750,000
13% Secured Debt (Maturity - December 31, 2011)		350,000	350,000	350,000
13% Secured Debt (Maturity -May 7, 2012)		2,275,000	2,275,000	2,275,000
Class A and C Units (7) (Fully diluted 13.1%)			79,505	5,070,000
			3,454,505	8,445,000

Lighting Unlimited, LLC	Commercial and Residential Lighting Products and Design Services
Prime Plus 1% Secured Debt (Maturity - August 22, 2012) (8)		849,996	847,314	847,314
14% Secured Debt (Maturity - August 22, 2012)		1,760,101	1,728,285	1,478,285
Warrants (Fully diluted 17.0%)			54,000	—
			2,629,599	2,325,599

Merrick Systems, Inc.	Software and Information Technology
13% Secured Debt (Maturity - May 5, 2015)		3,000,000	2,558,765	2,558,765
Warrants (Fully diluted 6.5%)			450,000	650,000
			3,008,765	3,208,765

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2011

(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Affiliate Investments (4)
Olympus Building Services, Inc.	Custodial/Facilities Services
12% Secured Debt (Maturity - March 27, 2014)		3,150,000	2,938,384	3,050,000
12% Current / 3% PIK Secured Debt (Maturity - March 27, 2014)		991,380	991,381	991,381
Warrants (Fully diluted 22.5%)			470,000	930,000
			4,399,765	4,971,381

OPI International Ltd.	Oil and Gas Construction Services
12% Secured Debt (Maturity - November 30, 2015)		11,000,000	10,804,330	10,804,330
12% Secured Debt (Maturity - November 30, 2015)		750,000	252,288	252,288
Common Stock (Fully diluted 8.0%)			500,000	500,000
			11,556,618	11,556,618

Schneider Sales Management, LLC	Sales Consulting and Training
13% Secured Debt (Maturity - October 15, 2013)		3,367,542	3,289,127	500,000
Warrants (Fully diluted 20.0%)			45,000	—
			3,334,127	500,000

Walden Smokey Point, Inc.	Specialty Transportation
Common Stock (Fully diluted 12.6%)			1,426,667	2,820,000

WorldCall, Inc.	Telecommunication/Information Services
13% Secured Debt (Maturity - April 22, 2011)		646,225	646,225	646,225
Common Stock (Fully diluted 10%)			296,631	—
			942,856	646,225

Subtotal Affiliate Investments			68,681,860	84,810,550

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2011

(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Non-Control/Non-Affiliate Investments (5)
Affinity Videonet, Inc.	Videoconferencing Services
13% Secured Debt (Maturity - December 31, 2015)		2,000,000	1,892,383	1,892,383
13% Current / 1% PIK Secured Debt (Maturity - December 31, 2015)		1,700,000	1,695,809	1,695,809
Warrants (Fully diluted 2.5%)			62,500	62,500
			3,650,692	3,650,692

Alon Refining Krotz Springs, Inc. (9)	Petroleum Products/Refining
13.5% Secured Debt (Maturity - October 15, 2014)		4,000,000	3,840,870	4,140,000

Arrowhead General Insurance Agency, Inc. (9)	Insurance
LIBOR Plus 5.75% Secured Debt (Maturity - March 10, 2017) (8)		4,000,000	3,920,857	3,950,000
LIBOR Plus 9.5% Secured Debt (Maturity - March 23, 2018) (8)		2,000,000	1,940,000	1,965,000
			5,860,857	5,915,000

Bourland & Leverich Supply Co., LLC (9)	Distributor of Oil & Gas Tubular Goods
LIBOR Plus 9.0% Secured Debt (Maturity - August 24, 2015) (8)		4,387,501	4,191,191	4,563,001

Brand Connections, LLC	Venue-Based Marketing and Media
14% Secured Debt (Maturity - April 30, 2015)		7,218,750	7,066,203	7,066,203

Chef’s Warehouse (9)	Specialty Food Distributor
LIBOR Plus 9.0% Secured Debt (Maturity - April 24, 2014) (8)		7,999,167	7,787,535	8,279,137

Fairway Group Acquisition (9)	Retail Grocery
LIBOR Plus 6.0% Secured Debt (Maturity - March 8, 2017) (8)		7,500,000	7,426,517	7,490,625

Global Tel*Link Corporation (9)	Communications
LIBOR Plus 11.25% Secured Debt (Maturity - May 10, 2017) (8)		3,000,000	2,943,186	2,987,505

Hayden Acquisition, LLC	Manufacturer of Utility Structures
8% Secured Debt (Maturity - April 1, 2011)		1,800,000	1,781,303	250,000

Hoffmaster Group, Inc. (9)	Manufacturer of Specialty Tabletop Products
13.5% Secured Debt (Maturity - June 3, 2017)		5,000,000	4,884,129	5,062,500
LIBOR Plus 5.0% Secured Debt (Maturity - June 13, 2016) (8)		1,500,000	1,446,636	1,483,521
			6,330,765	6,546,021

Managed Health Care Associates, Inc. (9)	Healthcare Products
LIBOR Plus 3.25% Secured Debt (Maturity - August 31, 2014) (8)		1,987,606	1,573,204	1,931,287

Megapath Inc. (9)	Communications
LIBOR Plus 10% Secured Debt (Maturity - November 4, 2015) (8)		3,900,000	3,827,425	3,968,250

Miramax Film NY, LLC (9)	Motion Picture Producer and Distributor
LIBOR Plus 6% Secured Debt (Maturity - June 30, 2016) (8)		2,838,462	2,783,757	2,888,135
LIBOR Plus 11% Secured Debt (Maturity - December 30, 2016) (8)		4,000,000	3,922,207	4,100,000
Class B Units (Fully diluted 0.2%)			500,000	500,000
			7,205,964	7,488,135

Northland Cable Television, Inc. (9)	Cable Broadcasting
LIBOR Plus 6.0% Secured Debt (Maturity - December 31, 2016) (8)		5,000,000	4,857,230	4,900,000

Physician Oncology Services, LP (9)	Healthcare Services
7% Secured Debt (Maturity - January 30, 2017)		895,714	885,852	893,475

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2011

(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Non-Control/Non-Affiliate Investments (5)
Pierre Foods, Inc. (9)	Foodservice Supplier
LIBOR Plus 5.25% Secured Debt (Maturity - September 30, 2016) (8)		4,975,000	4,882,606	5,005,323
LIBOR Plus 9.5% Secured Debt (Maturity - September 29, 2017) (8)		2,000,000	1,933,737	2,052,500
			6,816,343	7,057,823

Rentech Energy Midwest Corporation (9)	Manufacturer of Fertilizer
LIBOR Plus 10% Secured Debt (Maturity - July 29, 2014) (8)		2,145,972	2,096,116	2,156,702

Shearer’s Foods, Inc. (9)	Manufacturer of Food / Snacks
12% Current / 3.5% PIK Secured Debt (Maturity - March 31, 2016)		4,144,244	4,052,985	4,206,408

Standard Steel, LLC (9)	Manufacturer of Steel Wheels and Axles
12.0% Secured Debt (Maturity - April 30, 2015)		3,000,000	2,906,997	2,921,398

Support Systems Homes, Inc.	Manages Substance Abuse Treatment Centers
15% Secured Debt (Maturity - August 21, 2018)		576,600	576,600	576,600

Technical Innovations, LLC	Manufacturer of Specialty Cutting Tools and Punches
13.5% Secured Debt (Maturity - January 16, 2015)		2,950,000	2,920,552	2,950,000

The Tennis Channel, Inc.	Sports Broadcasting/Media
LIBOR Plus 6% / 4% PIK Secured Debt (Maturity-January 1, 2013) (8)		10,291,249	10,484,076	10,484,076
Warrants (Fully diluted 0.11%)			235,467	235,467
			10,719,543	10,719,543

Other Non-Control/Non-Affiliate Investments (10)			157,500	157,500

Subtotal Non-Control/Non-Affiliate Investments			99,475,430	100,815,305

Main Street Capital Partners, LLC (Investment Manager)	Asset Management
100% of Membership Interests			4,284,042	2,010,349

Total Portfolio Investments, March 31, 2011			362,001,581	392,526,455

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2011

(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Marketable Securities and Idle Funds Investments	Investments in Secured and Rated Debt Investments, Certificates of Deposit, and Diversified Bond Funds
AL Gulf Coast Terminals, LLC
LIBOR Plus 5.0% Secured Debt (Maturity - September 21, 2016) (8)		6,740,858	6,567,206	6,707,154
Aspen Dental Management, Inc.
LIBOR Plus 4.5% Secured Debt (Maturity - October 13, 2016) (8)		9,962,867	9,962,867	10,012,681
ATI Acquisition I Corp.
LIBOR Plus 5.5% Secured Debt (Maturity - September 14, 2016) (8)		2,878,408	2,835,881	2,908,991
Centerplate, Inc.
LIBOR Plus 7.5% Secured Debt (Maturity - September 16, 2016) (8)		2,985,000	2,902,277	3,008,328
CHG Companies, Inc.
LIBOR Plus 5.5% Secured Debt (Maturity - October 14, 2016) (8)		1,888,043	1,853,479	1,914,004
Excelitas Technologies Corp.
LIBOR Plus 5.5% Secured Debt (Maturity - December 2, 2016) (8)		2,985,000	2,985,000	3,001,791
Flexera Software, Inc.
LIBOR Plus 5.75% Secured Debt (Maturity - January 20, 2017) (8)		4,443,750	4,359,048	4,482,633
Henniges Automotive Holdings, Inc.
LIBOR Plus 10.0% Secured Debt (Maturity - December 7, 2016) (8)		2,958,333	2,902,108	2,958,333
MLM Holdings, Inc.
LIBOR Plus 5.25% Secured Debt (Maturity - December 1, 2016) (8)		6,982,500	6,883,193	6,999,956
MultiPlan, Inc.
LIBOR Plus 3.25% Secured Debt (Maturity - August 26, 2017) (8)		3,846,154	3,846,154	3,858,654
NAI Entertainment Holdings LLC
8.25% Bond (Maturity - December 15, 2017)		1,500,000	1,500,000	1,605,000
Pretium Packaging Bond
11.5% Bond (Maturity - April 1, 2016)		1,500,000	1,500,000	1,515,000
Race Point Power, LLC
LIBOR Plus 6.0% Secured Debt (Maturity - February 1, 2018) (8)		5,000,000	4,903,895	5,012,500
Rite Aid Corporation
7.5% Bond (Maturity - March 1, 2017)		2,000,000	1,892,708	2,000,000
SonicWALL, Inc.
LIBOR Plus 6.25% Secured Debt (Maturity - August 1, 2016) (8)		1,613,710	1,616,317	1,627,830
United Refining Bond
10.5% Bond (Maturity - February 28, 2017)		3,000,000	3,000,000	2,981,400
Visant Corporation
LIBOR Plus 4.0% Secured Debt (Maturity - December 28, 2016) (8)		4,987,500	4,987,500	4,984,333
Vision Solutions, Inc.
LIBOR Plus 6.0% Secured Debt (Maturity - July 23, 2016) (8)		1,858,966	1,563,411	1,596,956
Wyle Services Corporation
LIBOR Plus 4.0% Secured Debt (Maturity - September 10, 2016) (8)		3,979,984	3,955,554	4,006,112
Yankee Cable Acquisition, LLC
LIBOR Plus 4.5% Secured Debt (Maturity - August 26, 2016) (8)		3,980,000	3,925,422	3,974,110

Other Marketable Securities and Idle Funds Investments (10)		24,555,000	23,912,357	23,595,306

Subtotal Marketable Securities and Idle Funds Investments			97,854,377	98,751,072

Total Investments, March 31, 2011			$459,855,958	$491,277,527

(1)	Debt investments are generally income producing. Equity and warrants are non-income producing, unless otherwise noted.
(2)	See Note C for summary geographic location of portfolio companies.
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
(10)

Other Marketable Securities and Idle Funds Investments consist of investments in secured and rated debt investments and diversified bond funds. Other Non-Control/Non-Affiliate investments consist of equity investments in lower middle market companies.

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)
Café Brazil, LLC	Casual Restaurant Group
12% Secured Debt (Maturity - April 20, 2013)		2,000,000	1,997,439	2,000,000
Member Units (7) (Fully diluted 41.0%)			41,837	2,240,000
			2,039,276	4,240,000

California Healthcare Medical Billing, Inc.	Healthcare Billing and Records Management
12% Secured Debt (Maturity - October 17, 2013)		7,303,000	6,937,251	6,985,748
Warrants (Fully diluted 20.4%)			1,193,333	3,380,333
Common Stock (Fully diluted 9.7%)			1,176,667	1,390,000
			9,307,251	11,756,081

CBT Nuggets, LLC	Produces and Sells IT Certification Training Videos
10% Secured Debt (Maturity - March 31, 2012)		775,000	775,000	775,000
14% Secured Debt (Maturity - December 31, 2013)		2,800,000	2,787,551	2,792,180
Member Units (7) (Fully diluted 40.8%)			1,299,520	3,450,000
			4,862,071	7,017,180

Ceres Management, LLC (Lambs)	Aftermarket Automotive Services Chain
14% Secured Debt (Maturity - May 31, 2013)		4,000,000	3,964,568	3,964,568
9.5% Secured Debt (Lamb’s Real Estate Investment I, LLC) (Maturity - August 31, 2014)		1,225,000	1,225,000	1,225,000
Class B Member Units (15% cumulative compounding quarterly) (Non-voting)			1,508,611	1,508,611
Member Units (Fully diluted 70%)			1,813,333	1,100,000
Member Units (7) (Lamb’s Real Estate Investment I, LLC) (Fully diluted 100%)			625,000	625,000
			9,136,512	8,423,179

Condit Exhibits, LLC	Tradeshow Exhibits/Custom Displays
9% current / 9% PIK Secured Debt (Maturity - July 1, 2013)		4,660,948	4,619,659	4,619,659
Warrants (Fully diluted 47.9%)			320,000	50,000
			4,939,659	4,669,659

Currie Acquisitions, LLC	Manufacturer of Electric Bicycles/Scooters
12% Secured Debt (Maturity - March 1, 2015)		4,750,000	3,971,699	3,971,699
Warrants (Fully diluted 47.3%)			2,566,204	2,340,204
			6,537,903	6,311,903

Gulf Manufacturing, LLC	Industrial Metal Fabrication
8% Secured Debt (Maturity - August 31, 2014)		3,620,000	3,620,000	3,620,000
13% Secured Debt (Maturity - August 31, 2012)		1,680,000	1,649,959	1,675,165
9% PIK Secured Debt (Maturity - June 30, 2017)		1,420,784	1,420,784	1,420,784
Member Units (7) (Fully diluted 34.2%)			2,979,813	5,870,000
			9,670,556	12,585,949

Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
12% Secured Debt (Maturity - June 4, 2015)		6,000,000	5,255,101	5,255,101
Warrants (Fully diluted 35.2%)			717,640	717,640
Mandatorily Redeemable Preferred Stock			1,000,000	1,000,000
			6,972,741	6,972,741

Hawthorne Customs & Dispatch Services, LLC	Transportation/ Logistics
Member Units (7) (Fully diluted 59.1%)			692,500	1,250,000
Member Units (Wallisville Real Estate, LLC) (7) (Fully diluted 59.1%)			1,214,784	1,214,784
			1,907,284	2,464,784

Hydratec, Inc.	Agricultural Services
Common Stock (Fully diluted 92.5%) (7)			7,087,911	9,177,911

Indianapolis Aviation Partners, LLC	FBO / Aviation Support Services
12% Secured Debt (Maturity - September 15, 2014)		4,500,000	4,140,255	4,350,000
Warrants (Fully diluted 30.1%)			1,129,286	1,570,286
			5,269,541	5,920,286

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)
Jensen Jewelers of Idaho, LLC	Retail Jewelry
Prime Plus 2% Secured Debt (Maturity - November 14, 2011)		2,260,000	2,256,486	2,260,000
13% current / 6% PIK Secured Debt (Maturity - November 14, 2011)		2,344,897	2,340,040	2,344,896
Member Units (7) (Fully diluted 60.8%)			811,000	1,060,000
			5,407,526	5,664,896

Mid-Columbia Lumber Products, LLC	Specialized Lumber Products
10% Secured Debt (Maturity - April 1, 2012)		1,250,000	1,250,000	1,250,000
12% Secured Debt (Maturity - December 18, 2011)		3,900,000	3,803,664	3,900,000
9.5% Secured Debt (Mid - Columbia Real Estate, LLC) (Maturity - May 13, 2025)		1,107,400	1,107,400	1,107,400
Warrants (Fully diluted 25.5%)			250,000	740,000
Member Units (Fully diluted 26.7%)			500,000	770,000
Member Units (Mid - Columbia Real Estate, LLC) (Fully diluted 50.0%)			250,000	250,000
			7,161,064	8,017,400

NAPCO Precast, LLC	Precast Concrete Manufacturing
18% Secured Debt (Maturity - February 1, 2013)		5,923,077	5,860,313	5,923,077
Prime Plus 2% Secured Debt (Maturity - February 1, 2013) (8)		3,384,615	3,368,600	3,384,615
Member Units (7) (Fully diluted 35.3%)			2,020,000	4,340,000
			11,248,913	13,647,692

NTS Holdings, Inc.	Trench & Traffic Safety Equipment
12% Secured Debt (Maturity - April 30, 2015)		6,000,000	5,963,931	5,963,931
Preferred stock (12% cumulative, compounded quarterly)			10,635,273	10,635,273
Common Stock (Fully diluted 72.3%)			1,621,255	776,000
			18,220,459	17,375,204

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
12% Secured Debt (Maturity - April 1, 2013)		10,170,000	10,116,824	10,116,824
Common Stock (Fully diluted 48.0%)			1,080,000	500,000
			11,196,824	10,616,824

PPL RVs, Inc.	RV Aftermarket Consignment/Parts
18% Secured Debt (Maturity - June 10, 2015)		6,250,000	6,165,058	6,165,058
Common Stock (Fully diluted 50.1%)			2,150,000	2,150,000
			8,315,058	8,315,058

The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
4.5% current / 4.5% PIK Secured Debt (Maturity — October 2, 2013)		507,625	501,176	501,176
6% current / 6% PIK Secured Debt (Maturity — October 2, 2013)		5,101,667	4,935,760	4,935,760
Warrants (Fully diluted 47.1%)			895,943	190,000
			6,332,879	5,626,936

Thermal & Mechanical Equipment, LLC	Heat Exchange / Filtration Products and Services
Prime plus 2% Secured Debt (Maturity - September 25, 2014) (8)		1,750,000	1,739,152	1,739,152
13% current / 5% PIK Secured Debt (Maturity - September 25, 2014)		5,575,220	5,501,111	5,575,220
Warrants (Fully diluted 50.0%)			1,000,000	1,940,000
			8,240,263	9,254,372

Uvalco Supply, LLC	Farm and Ranch Supply
Member Units (Fully diluted 42.8%) (7)			1,113,243	1,560,000

Vision Interests, Inc.	Manufacturer/Installer of Commercial Signage
2.6% current /10.4% PIK Secured Debt (Maturity - June 5, 2012)		9,400,000	8,424,811	8,022,651
2.6% current /10.4% PIK Secured Debt (Maturity - June 5, 2016)		760,000	739,663	739,663
Warrants (Fully diluted 38.2%)			160,010	—
Common Stock (Fully diluted 22.3%)			372,000	—
			9,696,484	8,762,314

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)
Ziegler’s NYPD, LLC	Casual Restaurant Group
Prime plus 2% Secured Debt (Maturity - October 1, 2013) (8)		1,000,000	993,937	993,937
13% current / 5% PIK Secured Debt (Maturity - October 1, 2013)		4,801,810	4,752,088	4,752,088
Warrants (Fully diluted 46.6%)			600,000	470,000
			6,346,025	6,216,025

Subtotal Control Investments			161,009,443	174,596,394

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Affiliate Investments (4)
American Sensor Technologies, Inc.	Manufacturer of Commercial/ Industrial Sensors
9% current / 2% PIK Secured Debt (Maturity - May 31, 2012)		3,536,182	3,514,113	3,514,113
Warrants (Fully diluted 19.6%)			49,990	1,830,000
			3,564,103	5,344,113

Audio Messaging Solutions, LLC	Audio Messaging Services
12% Secured Debt (Maturity - May 8, 2014)		7,700,000	7,356,395	7,426,299
Warrants (Fully diluted 8.4%)			468,373	1,280,000
			7,824,768	8,706,299

Compact Power Equipment Centers, LLC	Light to Medium Duty Equipment Rental
6% Current / 6% PIK Secured Debt (Maturity - September 23, 2014)		3,153,971	3,120,950	3,120,950
Member Units (Fully diluted 11.5%)			1,147	1,147
			3,122,097	3,122,097

DrillingInfo, Inc.	Information Services for the Oil and Gas Industry
12% Secured Debt (Maturity - November 20, 2014)		8,000,000	6,832,370	7,770,000
Warrants (Fully diluted 5.0%)			1,250,000	4,010,000
Common Stock (Fully diluted 2.1%)			1,085,325	1,710,325
			9,167,695	13,490,325

East Teak Fine Hardwoods, Inc.	Hardwood Products
Common Stock (Fully diluted 5.0%)			480,318	330,000

Houston Plating & Coatings, LLC	Plating & Industrial Coating Services
Prime plus 2% Debt (Maturity - July 18, 2013)		300,000	300,000	300,000
Member Units (7) (Fully diluted 11.1%)			335,000	3,025,000
			635,000	3,325,000

IRTH Holdings, LLC	Utility Technology Services
12% Secured Debt (Maturity - December 29, 2015)		6,000,000	5,891,126	5,891,126
Member Units (Fully diluted 22.3%)			850,000	850,000
			6,741,126	6,741,126

KBK Industries, LLC	Specialty Manufacturer of Oilfield and Industrial Products
10% Secured Debt (Maturity - March 31, 2011)		514,940	514,940	514,940
14% Secured Debt (Maturity - January 23, 2011)		5,250,000	5,241,999	5,241,999
Member Units (7) (Fully diluted 18.8%)			340,833	1,790,333
			6,097,772	7,547,272

Laurus Healthcare, LP	Healthcare Facilities / Services
13% Secured Debt (Maturity - May 7, 2012)		2,275,000	2,275,000	2,275,000
13% Secured Debt (Maturity - December 31, 2011)		525,000	525,000	525,000
Warrants (Fully diluted 13.1%)			79,505	4,620,000
			2,879,505	7,420,000

Lighting Unlimited, LLC	Commercial and Residential Lighting Products and Design Services
Prime Plus 1% Secured Debt (Maturity - August 22, 2012) (8)		949,996	946,598	946,598
14% Secured Debt (Maturity - August 22, 2012)		1,760,101	1,723,326	1,723,326
Warrants (Fully diluted 17.0%)			54,000	—
			2,723,924	2,669,924

Merrick Systems, Inc.	Software and Information Technology
13% Secured Debt (Maturity - May 5, 2015)		3,000,000	2,540,849	2,540,849
Warrants (Fully diluted 6.5%)			450,000	450,000
			2,990,849	2,990,849

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Affiliate Investments (4)
Olympus Building Services, Inc.	Custodial/Facilities Services
12% Secured Debt (Maturity - March 27, 2014)		3,150,000	2,976,408	3,050,000
12% Current / 3% PIK Secured Debt (Maturity - March 27, 2014)		984,000	984,001	984,001
Warrants (Fully diluted 22.5%)			470,000	930,000
			4,430,409	4,964,001

OPI International Ltd.	Oil and Gas Construction Services
12% Secured Debt (Maturity - November 30, 2015)		8,700,000	8,537,285	8,537,285
12% Secured Debt (Maturity - November 30, 2015)		750,000	252,288	252,288
Warrants (Fully diluted 8.0%)			500,000	500,000
			9,289,573	9,289,573

Schneider Sales Management, LLC	Sales Consulting and Training
13% Secured Debt (Maturity - October 15, 2013)		3,367,542	3,289,127	1,000,000
Warrants (Fully diluted 20.0%)			45,000	—
			3,334,127	1,000,000

Walden Smokey Point, Inc.	Specialty Transportation
Common Stock (Fully diluted 12.6%)			1,426,667	2,620,000

WorldCall, Inc.	Telecommunication/Information Services
13% Secured Debt (Maturity - April 22, 2011)		646,225	646,225	646,225
Common Stock (Fully diluted 10.0%)			296,631	—
			942,856	646,225

Subtotal Affiliate Investments			65,650,789	80,206,804

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Non-Control/Non-Affiliate Investments (5)
Affinity Videonet, Inc.	Videoconferencing Services
9% Secured Debt (Maturity - December 31, 2012)		500,000	490,000	490,000
13% Secured Debt (Maturity - December 31, 2015)		2,000,000	1,897,500	1,897,500
13% current / 1% PIK Secured Debt (Maturity - December 31, 2015)		2,000,000	1,995,652	1,995,652
Warrants (Fully diluted 2.5%)			62,500	62,500
			4,445,652	4,445,652
Alon Refining Krotz Springs, Inc. (9)	Petroleum Products/Refining
13.5% Secured Debt (Maturity - October 15, 2014)		4,000,000	3,832,366	3,900,000

Bourland & Leverich Supply Co., LLC (9)	Distributor of Oil & Gas Tubular Goods
LIBOR Plus 8.0% Secured Debt (Maturity - August 24, 2015) (8)		4,443,750	4,236,574	4,554,847

Brand Connections, LLC	Venue-Based Marketing and Media
14% Secured Debt (Maturity - April 30, 2015)		7,312,500	7,151,303	7,151,303

Chef’s Warehouse (9)	Specialty Food Distributor
LIBOR Plus 9.0% Secured Debt (Maturity - April 24, 2014) (8)		8,137,083	7,907,586	8,219,225

Fairway Group Acquisition (9)	Retail Grocery
LIBOR plus 9.5% Secured Debt (Maturity - October 1, 2014) (8)		4,950,008	4,827,316	4,968,818

Full Spectrum Holdings LLC (9)	Professional Services
LIBOR Plus 13.0% Secured Debt (Maturity - December 12, 2012) (8)		1,523,341	1,301,663	1,301,663
Warrants (Fully diluted 0.28%)			412,523	412,523
			1,714,186	1,714,186

Global Tel*Link Corporation (9)	Communications Technology
LIBOR Plus 11.25% Secured Debt (Maturity - May 10, 2017) (8)		3,000,000	2,941,728	2,948,271

Hayden Acquisition, LLC	Manufacturer of Utility Structures
8% Secured Debt (Maturity - January 1, 2011)		1,800,000	1,781,303	250,000

Hoffmaster Group, Inc. (9)	Manufacturer of Specialty Tabletop Products
13.5% Secured Debt (Maturity - June 3, 2017)		5,000,000	4,881,278	4,787,500
LIBOR Plus 5.0% Secured Debt (Maturity - June 13, 2016) (8)		1,509,615	1,453,860	1,490,745
			6,335,138	6,278,245

Managed Healthcare (9)	Healthcare Products
LIBOR plus 3.25% Secured Debt (Maturity - August 31, 2014) (8)		1,987,606	1,548,214	1,659,650

Megapath Inc. (9)	Communications Technology
LIBOR plus 10% Secured Debt (Maturity - November 4, 2015) (8)		4,000,000	3,922,670	4,040,770

Miramax Film NY, LLC (9)	Motion Picture Producer and Distributor
LIBOR plus 6% Secured Debt (Maturity - June 30, 2016) (8)		3,000,000	2,940,000	2,940,000
LIBOR plus 11% Secured Debt (Maturity - December 30, 2016) (8)		4,000,000	3,920,000	3,920,000
Class B Units (Fully diluted 0.2%)			500,000	500,000
			7,360,000	7,360,000

Northland Cable Television, Inc. (9)	Cable Broadcasting
LIBOR Plus 8.0% Secured Debt (Maturity - June 22, 2013) (8)		5,000,000	4,851,285	4,988,785

Pierre Foods, Inc. (9)	Foodservice Supplier
Base plus 4.25% Secured Debt (Maturity - September 30, 2016) (8)		5,000,000	4,903,804	4,992,702
Base plus 8.5% Secured Debt (Maturity - September 29, 2017) (8)		2,000,000	1,932,106	1,992,181
			6,835,910	6,984,883

Rentech Energy Midwest Corporation (9)	Manufacturer of Fertilizer
LIBOR plus 10% Secured Debt (Maturity - July 29, 2014) (8)		2,331,606	2,274,262	2,274,262

Shearer’s Foods, Inc. (9)	Manufacturer of Food/Snacks
12% Current / 3% PIK Secured Debt (Maturity - March 21, 2016) (8)		4,092,707	3,999,396	4,154,098

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Non-Control/Non-Affiliate Investments (5)
Standard Steel, LLC (9)	Manufacturer of Steel Wheels and Axles
12% Secured Debt (Maturity - April 30, 2015)		3,000,000	2,902,821	2,988,750

Support Systems Homes, Inc.	Manages Substance Abuse Treatment Centers
15% Secured Debt (Maturity - August 21, 2018)		576,600	576,600	576,600

Technical Innovations, LLC	Manufacturer of Specialty Cutting Tools and Punches
13.5% Secured Debt (Maturity - January 16, 2015)		2,950,000	2,919,118	2,950,000

The Tennis Channel, Inc.	Sports Broadcasting/Media
LIBOR plus 6% / 4% PIK Secured Debt (Maturity - January 1, 2013) (8)		9,198,840	9,230,938	9,230,938
Warrants (Fully diluted 0.10%)			211,938	211,938
			9,442,876	9,442,876

Other Non-Control/Non-Affiliate Investments (10)			105,000	105,000

Subtotal Non-Control/Non-Affiliate Investments			91,911,304	91,956,221

Main Street Capital Partners, LLC (Investment Manager)	Asset Management
100% of Membership Interests			4,284,042	2,051,655

Total Portfolio Investments, December 31, 2010			322,855,578	348,811,074

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Marketable Securities and Idle Funds Investments	Investments in Secured and Rated Debt Investments, Certificates of Deposit, and Diversified Bond Funds
AL Gulf Coast Terminals, LLC
LIBOR plus 5.0% Secured Debt (Maturity - September 21, 2016) (8)		6,919,997	6,735,294	6,746,997
Aspen Dental Management, Inc.
LIBOR plus 5.0% Secured Debt (Maturity - October 13, 2016) (8)		4,987,500	4,691,670	4,806,974
ATI Acquisition I Corp.
LIBOR plus 5.5% Secured Debt (Maturity - September 14, 2016) (8)		2,885,675	2,841,517	2,857,332
Booz Allen Hamilton Inc.
13% Debt (Maturity - July 5, 2016) (8)		1,716,044	1,781,625	1,765,380
Centerplate, Inc.
LIBOR plus 7.5% Secured Debt (Maturity - September 16, 2016) (8)		3,000,000	2,914,206	2,988,750
CHG Companies, Inc.
LIBOR plus 5.5% Secured Debt (Maturity - October 14, 2016) (8)		1,975,000	1,937,558	1,996,754
Excelitas Technologies Corp.
LIBOR plus 5.75% Secured Debt (Maturity - December 2, 2016) (8)		3,000,000	2,971,096	3,020,771
Gentiva Health Services, Inc.
LIBOR plus 5.0% Secured Debt (Maturity - September 20, 2016) (8)		2,981,250	2,975,289	3,014,789
Henniges Automotive Holdings, Inc.
LIBOR plus 10.0% Secured Debt (Maturity - December 7, 2016) (8)		3,000,000	2,941,308	2,941,308
MLM Holdings, Inc.
LIBOR plus 5.25% Secured Debt (Maturity - December 1, 2016) (8)		6,982,500	6,879,686	6,897,406
MultiPlan, Inc.
LIBOR plus 4.75% Secured Debt (Maturity - August 26, 2017) (8)		3,876,923	3,863,709	3,913,269
Rite Aid Corporation
7.5% Bond (Maturity - March 1, 2017)		2,000,000	1,889,335	1,845,874
SonicWALL, Inc.
LIBOR plus 6.25% Secured Debt (Maturity - August 1, 2016) (8)		1,794,355	1,797,374	1,807,813
Terex Corporation
7.4% Bond (Maturity - January 15, 2014)		2,000,000	2,023,301	2,023,301
Visant Corporation
LIBOR plus 5.25% Secured Debt (Maturity - December 28, 2016) (8)		4,987,500	4,891,963	5,057,003
Vision Solutions, Inc.
LIBOR plus 6.0% Secured Debt (Maturity - July 23, 2016) (8)		1,925,000	1,612,010	1,631,338
Western Refining Inc.
LIBOR plus 7.5% Secured Debt (Maturity - August 1, 2014) (8)		1,708,883	1,672,628	1,736,654
Wyle Services Corporation
LIBOR plus 4.0% Secured Debt (Maturity - September 10, 2016) (8)		3,989,992	3,964,645	4,003,290
Yankee Cable Acquisition, LLC
LIBOR plus 4.5% Secured Debt (Maturity - August 26, 2016) (8)		3,990,000	3,933,213	3,990,000

Other Marketable Securities and Idle Funds Investments (10)		5,529,450	5,653,480	5,707,855

Subtotal Marketable Securities and Idle Funds Investments			67,970,907	68,752,858

Total Investments, December 31, 2010			$390,826,485	$417,563,932

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

(10) Other Marketable Securities and Idle Funds Investments consist of investments in secured and rated debt investments and diversified bond funds. Other Non-Control/Non-Affiliate investments consist of equity investments in lower middle market companies.

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

MSCC has elected to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).  As a result, MSCC generally will not pay corporate-level federal income taxes on any net ordinary income or capital gains that it distributes to its stockholders as dividends.

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

2.                                      Basis of Presentation

Main Street’s financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). For the three months ended March 31, 2011 and 2010, Main Street’s consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries, including the Funds.  Portfolio investments, as used herein, refers to all of Main Street’s investments in lower middle market (“LMM”) portfolio companies, private placement portfolio investments, and the investment in the Investment Manager and excludes all “Marketable securities and idle funds investments.” Private placement portfolio investments include investments made through direct or secondary purchases of interest-bearing securities in companies that are generally larger in size than the LMM companies included as part of Main Street’s portfolio investments. The Investment Manager is accounted for as a portfolio investment (see Note D). “Marketable securities and idle funds investments” are classified as financial instruments and are reported separately on Main Street’s Consolidated Balance Sheets and Consolidated Schedule of Investments due to the nature of such investments (see Note B.9).  Main Street’s results of operations and cash flows for the three months ended March 31, 2011 and 2010, and financial position as of March 31, 2011 and December 31, 2010, are presented on a consolidated basis.  The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current financial statement presentation.

The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2010. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the Audit and Accounting Guide for Investment Companies issued by the American Institute of Certified Public Accountants (the “AICPA Guide”), Main Street is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company. An exception to this general principle in the AICPA Guide occurs if Main Street owns a controlled operating company that provides all or substantially all of its services directly to Main Street or to an investment company of Main Street. None of the investments made by Main Street qualify for this exception. Therefore, Main Street’s portfolio investments are carried on the balance sheet at fair value, as discussed further in Note B, with any adjustments to fair value recognized as “Net Change in Unrealized Appreciation (Depreciation)” on the Statement of Operations until the investment is realized, usually upon exit, resulting in any gain or loss on exit being recognized as a “Net Realized Gain (Loss) from Investments.”

Portfolio Investment Classification

Main Street classifies its portfolio investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, (a) “Control Investments” are defined as investments in which Main Street owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation, (b) “Affiliate Investments” are defined as investments in which Main Street owns between 5% and 25% of the voting securities, and (c) Non-Control/Non-Affiliate Investments” are defined as investments that are neither Control investments nor Affiliate investments. The “Investment in affiliated Investment Manager” represents Main Street’s investment in a wholly owned investment manager subsidiary that is accounted for as a portfolio investment.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.                                      Valuation of Portfolio Investments

Main Street accounts for its LMM portfolio investments, private placement portfolio investments, and the investment in the Investment Manager at fair value. As a result, Main Street follows the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification” or “ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires Main Street to assume that the portfolio investment is to be sold in the principal market to independent market participants, or in the absence of a principal market, in the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. With the adoption of this statement, Main Street incorporated the income approach to estimate the fair value of its LMM portfolio debt investments principally using a yield-to-maturity model.

Main Street’s portfolio strategy calls for it to invest primarily in illiquid securities issued by private, LMM companies as well as privately placed debt securities issued by private, middle market companies that are generally larger in size than the LMM companies. These portfolio investments may be subject to restrictions on resale and will generally have no established trading market. Main Street determines in good faith the fair value of its portfolio investments pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by its Board of Directors and in accordance with the 1940 Act. Main Street reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process. Main Street’s valuation policy and process are intended to provide a consistent basis for determining the fair value of the portfolio.

For valuation purposes, control investments are composed of equity and debt securities for which Main Street has a controlling interest in the portfolio company or has the ability to nominate a majority of the portfolio company’s board of directors. Market quotations are generally not readily available for Main Street’s control investments. As a result, Main Street determines the fair value of control investments using a combination of market and income approaches. Under the market approach, Main Street will typically use the enterprise value methodology to determine the fair value of these investments. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”), cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, Main Street analyzes various factors, including the portfolio company’s historical and projected financial results. Main Street allocates the enterprise value to investments in order of the legal priority of the investments. Main Street will also use the income approach to determine the fair value of these securities, based on projections of the discounted future free cash flows that the portfolio company or the debt security will likely generate. The valuation approaches for Main Street’s control investments estimate the value of the investment if Main Street were to sell, or exit, the investment, assuming the highest and best use of the investment by market participants. In addition, these valuation approaches consider the value associated with Main Street’s ability to control the capital structure of the portfolio company, as well as the timing of a potential exit.

For valuation purposes, non-control LMM portfolio investments are composed of debt and equity securities for which Main Street does not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company’s board of directors. Market quotations for non-control LMM portfolio investments are generally not readily available. For non-control LMM portfolio investments, Main Street uses a combination of the market and income approaches to value its equity investments and the income approach to value its debt instruments. For non-control LMM debt investments, Main Street determines the fair value primarily using a yield approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Main Street’s estimate of the expected repayment date of an LMM debt security is generally the legal maturity date of the instrument, as Main Street generally intends to hold its loans to maturity. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. Main Street will use the value determined by the yield analysis as the fair value for that security; however, because of Main Street’s general intent to hold its loans to maturity, the fair value will not exceed the face amount of the LMM debt security. A change in the assumptions that Main Street uses to estimate the fair value of its LMM debt securities using the yield analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or an LMM debt security is in workout status, Main Street may consider other factors in determining the fair value of the LMM debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis.

Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each LMM portfolio company once a quarter. In addition to its internal valuation process, in arriving at estimates of fair value for portfolio companies, Main Street, among other things, consults with a nationally recognized independent advisor. The nationally recognized independent advisor is generally consulted relative to each LMM portfolio investment at least once in every calendar year, and for new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent advisor on one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in an LMM portfolio company is determined to be insignificant relative to the total investment portfolio. Main Street consulted with its independent advisor in arriving at Main Street’s determination of fair value on a total of 11 LMM portfolio companies for the three months ended March 31, 2011, representing approximately 22% of the total LMM portfolio and investment in the affiliated Investment Manager at fair value as of March 31, 2011.

Main Street’s private placement portfolio investments primarily consist of direct or secondary purchases of interest-bearing securities in companies that are generally larger in size than the LMM companies included in Main Street’s LMM portfolio. For valuation purposes, all of Main Street’s private placement portfolio investments are non-control investments and are composed of debt securities for which Main Street does not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company’s board of directors. Main Street primarily uses observable inputs to determine the fair value of these investments through obtaining third party quotes or other independent pricing. As of March 31, 2011, Main Street had privately placed portfolio investments in 16 companies collectively totaling approximately $75.6 million in fair value with a total cost basis of approximately $72.8 million. The weighted average revenues for the 16 privately placed portfolio company investments was approximately $463 million.  All of Main Street’s privately placed portfolio investments were in the form of debt investments and 65% of such debt investments at cost were secured by first priority liens on portfolio company assets as of March 31, 2011. The weighted average effective yield on Main Street’s privately placed portfolio debt investments was approximately 11.3% as of March 31, 2011.

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

The Board of Directors of Main Street has the final responsibility for reviewing and approving, in good faith, Main Street’s estimate of the fair value for its portfolio investments consistent with the 1940 Act requirements.  Main Street believes its portfolio investments as of March 31, 2011 and December 31, 2010 approximate fair value as of those dates based on the market in which Main Street operates and other conditions in existence at those reporting periods.

2.                                      Interest and Dividend Income

Interest and dividend income is recorded on the accrual basis to the extent amounts are expected to be collected. Dividend income is recorded as dividends are declared or at the point an obligation exists for the portfolio company to make a distribution. In accordance with Main Street’s valuation policy, accrued interest and dividend income is evaluated periodically for collectability. When a loan or debt security becomes 90 days or more past due, and if Main Street otherwise does not expect the debtor to be able to service all of its debt or other obligations, Main Street will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a loan or debt security is fully impaired, sold or written off, it will be removed from non-accrual status.

While not significant to its total portfolio, Main Street holds debt and preferred equity instruments in its investment portfolio that contain payment-in-kind (“PIK”) interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of dividends in arrears may be deferred until such time as the preferred equity is redeemed. To maintain RIC tax treatment (as discussed below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash.

As of March 31, 2011, Main Street had three investments on non-accrual status, which comprised approximately 2.0% of the total portfolio investments at fair value and 4.1% of the total portfolio investments at cost (or 1.6% and 3.3%, respectively with the inclusion of marketable securities and idle funds investments), in each case excluding the investment in the affiliated Investment Manager.  As of December 31, 2010, Main Street had two investments on non-accrual status, which comprised approximately 2.6% of the total portfolio investments at fair value and 3.6% of the total portfolio investments at cost (or 2.2% and 3.0%, respectively with the inclusion of marketable securities and idle funds investments) in each case excluding the investment in the affiliated Investment Manager.

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

In connection with its portfolio debt investments, Main Street sometimes receives nominal cost warrants (“nominal cost equity”) that are valued as part of the negotiation process with the particular portfolio company. When Main Street receives nominal cost equity, Main Street allocates its cost basis in its investment between its debt securities and its nominal cost equity at the time of origination. Any discount recorded on a debt investment resulting from this allocation is reflected as unearned income, which is netted against the debt investment, and accreted into interest income based on the effective interest method over the life of the debt.

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

6.                                      Income Taxes

MSCC has elected and intends to continue to qualify for the tax treatment applicable to a RIC under the Code, and, among other things, intends to make the required distributions to its stockholders as specified therein. In order to qualify as a RIC, MSCC is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, each year. Depending on the level of taxable income earned in a tax year, MSCC may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income.

The Taxable Subsidiaries hold certain portfolio investments of Main Street. The Taxable Subsidiaries are consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by them are included in the consolidated financial statements. The Taxable Subsidiaries permit Main Street to hold equity investments in portfolio companies which are “pass through” entities for tax purposes in order to comply with the “source income” requirements contained in the RIC tax provisions. The Taxable Subsidiaries are not consolidated with Main Street for income tax purposes and may generate income tax expense, or benefit, as a result of their ownership of certain portfolio investments. This income tax expense, or benefit, is reflected in the consolidated statement of operations.

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

7.                                      Net Realized Gains or Losses from Investments and Net Change in Unrealized Appreciation or Depreciation from Investments

Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment and the cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period net of recoveries and realized gains or losses from in-kind redemptions. Net change in unrealized appreciation or depreciation from investments reflects the net change in the valuation of the investment portfolio and financial instruments and the reclassification of any prior period unrealized appreciation or depreciation on exited investments.

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

The SBIC debentures remain a strategic advantage due to their flexible structure, long-term duration, and low fixed interest rates. As part of the Exchange Offer Transactions, Main Street elected the fair value option under ASC 825, Financial Instruments (“ASC 825”) relating to accounting for debt obligations at their fair value, for those SBIC debentures acquired (the “Acquired Debentures”) as part of the acquisition accounting related to the Exchange Offer. In order to provide for a more consistent basis of presentation, Main Street has elected and will continue to elect the fair value option for SBIC debentures issued by MSC II subsequent to the Exchange Offer. Once the fair value option is elected for a given SBIC debenture, the deferred loan costs associated with the debenture are fully expensed in the current period to “Net Change in Unrealized Appreciation (Depreciation) — SBIC debentures” as part of the fair value adjustment. Interest incurred in connection with SBIC debentures valued at fair value is expensed.

10.                               Earnings per Share

Basic and diluted per share calculations are computed utilizing the weighted average number of shares of common stock outstanding for the period.  Main Street adopted the amended guidance in ASC 260, Earnings Per Share, and based on the guidance, determined that unvested shares of restricted stock are participating securities and should therefore be included in the basic earnings per share calculation. As a result, for all periods presented, there is no difference between diluted earnings per share and basic earnings per share amounts.

As a result of the Exchange Offer Transactions, the net earnings attributable to the remaining externally owned noncontrolling interest in MSC II is excluded from all per share amounts presented, and the per share amounts only reflect the net earnings attributable to Main Street’s ownership interest in MSC II.

11.                               Recently Issued Accounting Standards

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures About Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 adds new requirements for disclosures about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation, inputs and valuation techniques. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a significant impact on Main Street’s financial condition and results of operations.

NOTE C — FAIR VALUE HIERARCHY FOR INVESTMENTS AND DEBENTURES

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

As of March 31, 2011 and December 31, 2010, all of Main Street’s private placement portfolio investments and marketable securities and idle funds investments consisted primarily of investments in debt investments, independently rated debt investments, certificates of deposit, and diversified bond funds. The fair value determination for these investments primarily consisted of observable inputs in non-active markets. As a result, all of Main Street’s private placement portfolio investments and marketable securities and idle funds investments were categorized as Level 2 as of March 31, 2011 and December 31, 2010.

As of March 31, 2011 and December 31, 2010, all of Main Street’s LMM portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s LMM portfolio investments were categorized as Level 3. The fair value determination of each portfolio investment required one or more of the following unobservable inputs:

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

•                  Contractual rights, obligations or restrictions associated with the investment; and

•                  Other factors deemed relevant.

The following table provides a summary of changes in fair value of Main Street’s Level 3 portfolio investments for the three months ended March 31, 2011:

					Net
		Accretion of	Redemptions/		Unrealized
Type of	December 31, 2010	Unearned	Repayments/	New	Appreciation	March 31, 2011
Investment	Fair Value	Income	Exits (1)	Investments (1)	(Depreciation)	Fair Value
Debt	$183,894,069	$321,701	$(3,627,171)	$23,397,900	$(2,330,709)	$201,655,790
Equity	61,201,721	—	—	8,079,678	5,305,000	74,586,399
Equity warrants	25,080,963	—	—	2,531,143	340,000	27,952,106
Investment Manager	2,051,655	—	—	—	(41,306)	2,010,349
	$272,228,408	$321,701	$(3,627,171)	$34,008,721	$3,272,985	$306,204,644

(1)                                  Includes the impact of non-cash conversions

The following table provides a summary of changes in fair value of the Level 3 SBIC Debentures recorded at fair value for the three months ended March 31, 2011:

				Net
				Unrealized
Type of	December 31, 2010		New SBIC	(Appreciation)	March 31, 2011
Investment	Fair Value	Repayments	Debentures	Depreciation	Fair Value
SBIC Debentures at fair value	$70,557,975	$—	$—	$(38,632)	$70,519,343

At March 31, 2011 and December 31, 2010, Main Street’s investments and SBIC Debentures at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At March 31, 2011	Fair Value	(Level 1)	(Level 2)	(Level 3)

LMM portfolio investments	$314,913,838	$—	$10,719,543	$304,194,295
Private placement portfolio investments	75,602,268	—	75,602,268	—
Investment in affiliated Investment Manager	2,010,349	—	—	2,010,349

Total portfolio investments	392,526,455	—	86,321,811	306,204,644

Marketable securities and idle funds investments	98,751,072	—	98,751,072	—

Total investments	$491,277,527	$—	$185,072,883	$306,204,644

SBIC Debentures at fair value	$70,519,343	$—	$—	$70,519,343

		Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At December 31, 2010	Fair Value	(Level 1)	(Level 2)	(Level 3)

LMM portfolio investments	$279,619,629	$—	$9,442,876	$270,176,753
Private placement portfolio investments	67,139,790	—	67,139,790	—
Investment in affiliated Investment Manager	2,051,655	—	—	2,051,655

Total portfolio investments	348,811,074	—	76,582,666	272,228,408

Marketable securities and idle funds investments	68,752,858	—	68,752,858	—

Total investments	$417,563,932	$—	$145,335,524	$272,228,408

SBIC Debentures at fair value	$70,557,975	$—	$—	$70,557,975

For the three months ended March 31, 2011, there were no transfers within the three fair value hierarchy levels.

LMM Portfolio Investments

Main Street’s LMM portfolio investments principally consist of secured debt, equity warrants and direct equity investments in privately held, LMM companies. The LMM debt investments are secured by either a first or second lien on the assets of the portfolio company, generally bear interest at fixed rates, and generally mature between five and seven years from the original investment date.  In most LMM portfolio companies, Main Street also receives nominally priced equity warrants and/or makes direct equity investments, usually in connection with a debt investment.

Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including repayment of a debt investment or sale of an equity interest. Revenue recognition in any given year could be highly concentrated among several portfolio companies. For the three months ended March 31, 2011 and 2010, Main Street did not record investment income from any portfolio company in excess of 10% of total investment income.

As of March 31, 2011, Main Street had debt and equity investments in 48 LMM portfolio companies with an aggregate fair value of $314.9 million and a weighted average effective yield on its LMM debt investments of approximately 14.6%. Approximately 76% of Main Street’s total LMM portfolio investments at cost were in the form of debt investments and 92% of such debt investments at cost were secured by first priority liens on the assets of Main Street’s LMM portfolio companies as of March 31, 2011. At March 31, 2011, Main Street had equity ownership in approximately 92% of its LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 34%. As of December 31, 2010, Main Street had debt and equity investments in 44 LMM portfolio companies with an aggregate fair value of $279.6 million and a weighted average effective yield on its LMM debt investments of approximately 14.5%. The weighted average yields were computed using the effective interest rates for all debt investments at March 31, 2011 and December 31, 2010, including amortization of deferred debt origination fees and accretion of original issue discount but excluding liquidation fees payable upon repayment and any debt investments on non-accrual status.

Summaries of the composition of Main Street’s LMM investment portfolio at cost and fair value as a percentage of total LMM portfolio investments are shown in the following table:

Cost:	March 31, 2011	December 31, 2010
First lien debt	70.2%	70.6%
Equity	18.9%	17.7%
Second lien debt	6.0%	6.7%
Equity warrants	4.9%	5.0%
	100.0%	100.0%

Fair Value:	March 31, 2011	December 31, 2010
First lien debt	61.6%	62.6%
Equity	24.2%	21.9%
Second lien debt	5.7%	6.5%
Equity warrants	8.5%	9.0%
	100.0%	100.0%

The following table shows the LMM portfolio composition by geographic region of the United States at cost and fair value as a percentage of total LMM portfolio investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	March 31, 2011	December 31, 2010
Southwest	52.2%	50.5%
West	29.8%	29.3%
Southeast	6.4%	7.0%
Midwest	6.3%	7.2%
Northeast	5.3%	6.0%
	100.0%	100.0%

Fair Value:	March 31, 2011	December 31, 2010
Southwest	53.7%	51.8%
West	28.5%	28.4%
Southeast	5.8%	6.4%
Midwest	6.4%	7.2%
Northeast	5.6%	6.2%
	100.0%	100.0%

Main Street’s LMM portfolio investments are in companies conducting business in a variety of industries. Set forth below are tables showing the composition of Main Street’s LMM portfolio investments by industry at cost and fair value as of March 31, 2011 and December 31, 2010:

Cost:	March 31, 2011	December 31, 2010
Professional services	13.5%	15.4%
Media/Marketing	8.9%	6.6%
Information services	8.6%	7.8%
Equipment rental	7.7%	8.4%
Retail	6.7%	7.4%
Industrial equipment	6.3%	7.2%
Metal fabrication	5.6%	6.3%
Industrial services	5.2%	7.2%
Electronics manufacturing	4.7%	5.2%
Health care services	4.7%	5.0%
Energy Services	4.1%	0.0%
Precast concrete manufacturing	4.0%	4.4%
Transportation/Logistics	3.0%	1.3%
Restaurant	2.9%	3.3%
Custom wood products	2.7%	3.0%
Agricultural services	2.5%	2.8%
Consumer Products	2.3%	2.6%
Manufacturing	2.1%	2.4%
Infrastructure products	2.0%	0.7%
Governmental services	1.5%	1.8%
Health care products	1.0%	1.2%
	100.0%	100.0%

Fair Value:	March 31, 2011	December 31, 2010
Professional services	11.6%	14.3%
Information services	10.2%	8.5%
Media/Marketing	8.0%	5.9%
Equipment rental	6.7%	7.3%
Health care services	6.7%	7.1%
Industrial services	6.2%	7.8%
Retail	6.1%	6.6%
Metal fabrication	6.1%	6.5%
Industrial equipment	5.6%	6.3%
Precast concrete manufacturing	4.3%	4.9%
Electronics manufacturing	4.0%	5.0%
Energy Services	3.7%	0.0%
Transportation/Logistics	3.5%	1.8%
Restaurant	3.4%	3.7%
Agricultural services	3.2%	3.3%
Custom wood products	2.6%	3.0%
Manufacturing	2.4%	2.7%
Consumer Products	1.9%	2.3%
Governmental services	1.6%	1.8%
Infrastructure products	1.3%	0.1%
Health care products	0.9%	1.1%
	100.0%	100.0%

At March 31, 2011 and December 31, 2010, Main Street had no investments that were greater than 10% of its total investment portfolio at fair value.

NOTE D — WHOLLY OWNED INVESTMENT MANAGER

As part of the Formation Transactions, the Investment Manager became a wholly owned subsidiary of MSCC. However, the Investment Manager is accounted for as a portfolio investment, since the Investment Manager is not an investment company and since it conducts a significant portion of its investment management activities for parties outside of MSCC and its consolidated subsidiaries. The Investment Manager receives recurring investment management fees from MSC II pursuant to a separate investment advisory agreement. The payments due under the investment advisory agreement were fixed at $3.3 million per year, paid quarterly, until September 30, 2010. Subsequent to September 30, 2010, under the investment advisory agreement, MSC II is obligated to pay a 2% annualized management fee based upon MSC II assets under management. Subsequent to the closing of the Exchange Offer, the investment in the Investment Manager was reduced to reflect the remaining pro rata portion of the MSC II management fees that were not acquired by MSCC. The Investment Manager also receives certain management, consulting and advisory fees for providing these services to third parties, and collectively with the MSC II management fees attributable to the remaining noncontrolling interest in MSC II, the “External Services.” The portfolio investment in the Investment Manager is accounted for using fair value accounting, with the fair value determined by Main Street and approved, in good faith, by Main Street’s Board of Directors, based on the same valuation methodologies applied to determine the original valuation. The valuation for the Investment Manager is based on the total estimated present value of the net cash flows received for the External Services, over the estimated dollar averaged life of the related investment management, advisory or consulting contract, and is also based on comparable public market transactions. The net cash flows utilized in the valuation of the Investment Manager exclude any revenues and expenses from MSCC and its subsidiaries, but include the revenues attributable to External Services, and are reduced by an estimated allocation of costs related to providing such External Services. Any change in fair value of the investment in the Investment Manager is recognized on Main Street’s statement of operations as “Unrealized appreciation (depreciation) in Investment in affiliated Investment Manager,” with a corresponding increase (in the case of appreciation) or decrease (in the case of depreciation) to “Investment in affiliated Investment Manager” on Main Street’s balance sheet. As part of the Exchange Offer Transactions, the investment in the Investment Manager was reduced $13.7 million and recorded against “Additional paid-in capital” as an adjustment to the original valuation recorded as part of the Formation Transactions. Main Street believes that the valuation for the Investment Manager will generally decrease over the life of the investment management, advisory and consulting contracts attributable to third parties, absent obtaining additional recurring cash flows from performing External Services for other external investment entities or other third parties.

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

Pursuant to the support services agreement with MSCC, the Investment Manager is reimbursed by MSCC for its excess operating expenses associated with providing investment management and other services to MSCC and its subsidiaries, as well as third parties. Each quarter, as part of the support services agreement, MSCC makes payments to cover all operating expenses incurred by the Investment Manager, less fees that the Investment Manager receives pursuant to long-term investment advisory agreements and consulting agreements. Subsequent to the consolidation of MSC II in connection with the Exchange Offer, the management fees paid by MSC II to the Investment Manager are now included in “Expenses reimbursed to affiliated Investment Manager” on the statements of operations along with any additional net costs reimbursed by MSCC to the Investment Manager pursuant to the support services agreement.  For the three months ended March 31, 2011 and 2010, the expenses reimbursed by MSCC and management fees paid by MSC II to the Investment Manager totaled $2.1 million and $1.2 million, respectively.

In its separate stand-alone financial statements as summarized below, the Investment Manager recognized an $18 million intangible asset related to the investment advisory agreement with MSC II consistent with Staff Accounting Bulletin No. 54, Application of “Pushdown” Basis of Accounting in Financial Statements of Subsidiaries Acquired by Purchase (“SAB 54”). Under SAB 54, push-down accounting is required in “purchase transactions that result in an entity becoming substantially wholly owned.” In this case, MSCC acquired 100% of the equity interests in the Investment Manager. Because the $18 million value attributed to MSCC’s investment in the Investment Manager was derived from the long-term, recurring management fees under the investment advisory agreement with MSC II, the same methodology used to determine the $18 million valuation of the Investment Manager in connection with the Formation Transaction was utilized to establish the push-down accounting basis for the intangible asset. The intangible asset is being amortized over the estimated economic life of the investment advisory agreement with MSC II.  For the three months ended March 31, 2011 and 2010, the Investment Manager recognized $0.3 million of amortization expense in each respective period associated with the intangible asset.  Amortization expense is not included in the expenses reimbursed by MSCC to the Investment Manager based upon the support services agreement since it is non-cash and non-operating in nature.

Summarized financial information from the separate financial statements of the Investment Manager is as follows:

	As of March 31,	As of December 31,
	2011	2010
	(Unaudited)

Cash	$—	$191,645
Accounts receivable	55,899	75,501
Accounts receivable - MSCC	1,168,697	15,124
Intangible asset (net of accumulated amortization of $3,495,903 and $3,209,740 as of March 31, 2011 and December 31, 2010, respectively)	14,504,097	14,790,260
Deposits and other	161,970	139,244
Total assets	$15,890,663	$15,211,774

Accounts payable and accrued liabilities	$1,531,138	$566,087
Equity	14,359,525	14,645,687
Total liabilities and equity	$15,890,663	$15,211,774

	Three Months Ended March 31,
	2011	2010
	(Unaudited)

Management fee income from Main Street Capital II	$509,679	$831,300
Other management advisory fees	45,000	97,595
Total income	554,679	928,895

Salaries, benefits and other personnel costs	(1,801,777)	(953,290)
Occupancy expense	(80,615)	(80,897)
Professional expenses	(66,183)	(12,727)
Amortization expense - intangible asset	(286,163)	(262,534)
Other expenses	(226,231)	(202,868)
Expense reimbursement from MSCC	1,620,127	320,887
Total net expenses	(840,842)	(1,191,429)
Net income	$(286,163)	$(262,534)

NOTE E — SBIC DEBENTURES

SBIC debentures payable at March 31, 2011 and December 31, 2010 were $210 million and $180 million, respectively.  SBIC debentures provide for interest to be paid semi-annually, with principal due at the applicable 10-year maturity date. The weighted average interest rate as of March 31, 2011 and December 31, 2010 was 5.1% and 5.2%, respectively. The first principal maturity due under the existing SBIC debentures is in 2013, and the weighted average duration is approximately 7.3 years.  For the three months ended March 31, 2011, Main Street recognized $2.5 million in interest expense attributable to the SBIC debentures.  In accordance with SBA regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the

SBA. The Funds are subject to annual compliance examinations by the SBA. There have been no historical findings resulting from these examinations.

As of March 31, 2011, the recorded value of the SBIC debentures was $185.5 million which consisted of (i) $70.5 million recorded at fair value, or $24.5 million less than the face value of these SBIC debentures held in MSC II, and (ii) $115 million reported at face value and held in MSMF, the SBIC that was owned by Main Street prior to the Exchange Offer.  As of March 31, 2011, had Main Street adopted the fair value option under ASC 825 for all of its SBIC debentures, Main Street estimates the fair value of its SBIC debentures would be approximately $158.3 million, or $51.7 million less than the face value of the SBIC debentures.

NOTE F — CREDIT FACILITY

In September 2010, Main Street entered into an $85 million, three-year credit facility (the “Credit Facility”) with a group of bank lenders, and in January 2011, Main Street expanded the Credit Facility from $85 million to $100 million.  The purpose of the Credit Facility is to provide additional liquidity in support of future investment and operational activities.  The Credit Facility will mature on September 20, 2013.  The accordion feature of the Credit Facility allows Main Street to seek up to $150 million of total commitments from new or existing lenders on the same terms and conditions as the existing commitments. Borrowings under the Credit Facility bear interest, subject to Main Street’s election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.50% or (ii) the applicable base rate plus 1.50%. Main Street pays unused commitment fees of 0.375% per annum on the average unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the assets of the Funds. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining an interest coverage ratio of at least 2.0 to 1.0, (ii) maintaining an asset coverage ratio of at least 2.5 to 1.0, and (iii) maintaining a minimum tangible net worth. At March 31, 2011, Main Street had $15.0 million in borrowings outstanding under the Credit Facility and recognized $0.4 million in interest expense for the three months ended March 31, 2011 related to the Credit Facility.  As of March 31, 2011, Main Street was in compliance with all financial covenants of the Credit Facility.

NOTE G — FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,
Per Share Data:	2011	2010
Net asset value at beginning of period	$13.06	$11.96

Net investment income (1) (3)	0.38	0.22
Net realized loss from investments (1) (2) (3)	—	(0.28)
Net change in unrealized appreciation (1) (2) (3)	0.22	0.37
Income tax (provision) benefit (1) (2) (3)	(0.06)	(0.02)
Bargain purchase gain (1)	—	0.34
Net increase in net assets resulting from operations (1)	0.54	0.63
Net decrease in net assets from dividends paid to stockholders	(0.38)	(0.38)
Impact of monthly dividend declared as of March 31, 2011 and 2010 but paid on April 15, 2011 and 2010	(0.13)	(0.13)
Accretive effect of public stock offerings (issuing shares above NAV per share)	0.76	0.47
Accretive effect of Exchange Offer	—	0.37
Adjustment to investment in Investment Manager in connection with Exchange Offer Transactions	—	(0.91)
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.03	0.02
Other (4)	0.02	(0.08)
Net asset value at March 31, 2011 and 2010	$13.90	$11.95

Market value at March 31, 2011 and 2010	$18.45	$15.61
Shares outstanding at March 31, 2011 and 2010	22,947,566	15,082,742

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

	Three Months
	Ended March 31,
	2011	2010
Net asset value at end of period	$319,012,215	$180,248,021
Average net asset value	$282,273,430	$154,954,076
Average outstanding debt	$241,488,889	$100,023,333
Ratio of total expenses, excluding interest expense, to average net asset value (1)	1.07%	1.14%
Ratio of total expenses to average net asset value (1)	2.05%	2.35%
Ratio of net investment income to average net asset value (1)	2.56%	2.03%
Total return based on change in net asset value (2)	4.20%	3.21%

(1)          Not annualized.

(2)          Total return based on change in net asset value was calculated using the sum of ending net asset value plus dividends to stockholders and other non-operating changes during the period, as divided by the beginning net asset value.

NOTE H — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

Main Street paid monthly dividends of $0.125 per share for each month of January 2011 through March 2011, totaling $7.1 million, or $0.375 per share, for the three month period.  During March 2011, Main Street declared and accrued a $0.13 per share monthly dividend to be paid in April 2011.  For the three months ended March 31, 2010, Main Street paid total monthly dividends of approximately $5.1 million, or $0.375 per share, for the period.

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

The Taxable Subsidiaries hold certain portfolio investments for Main Street. The Taxable Subsidiaries are consolidated with Main Street for financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in Main Street’s consolidated financial statements. The principal purpose of the Taxable Subsidiaries is to permit Main Street to hold equity investments in portfolio companies which are “pass through” entities for tax purposes in order to comply with the “source income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with Main Street for income tax purposes and may generate income tax expense or income tax benefit as a result of their ownership of various portfolio investments. This income tax expense or benefit, if any, is reflected in Main Street’s Consolidated Statement of Operations. For the three months ended March 31, 2011, Main Street recognized an income tax provision of $1.2 million primarily consisting of deferred tax expense related to net unrealized appreciation on certain portfolio investments held by the Taxable Subsidiaries.

Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
	(estimated)
Net increase in net assets resulting from operations	$10,322,730	$9,169,881
Share-based compensation expense	442,897	301,458
Net change in unrealized appreciation on investments	(4,130,653)	(5,504,077)
Bargain purchase gain	—	(4,890,582)
Income tax provision	1,200,405	384,574
Pre-tax book loss of Taxable Subsidiaries not consolidated for tax purposes	135,007	3,761,575
Book income and tax income differences, including debt origination, structuring fees, dividends, and realized gains	3,774,199	(130,477)
Estimated taxable income	11,744,585	3,092,352
Taxable income earned in prior year and carried forward for distribution in current year	—	848,452
Estimated distribution in excess of taxable income	—	1,167,630
Ordinary taxable income earned in current period and carried forward for distribution	(4,679,754)	—
Dividend accrued as of March 31, 2011 and 2010 and paid on April 15, 2011 and 2010	2,983,184	1,885,343
Total distributions to common stockholders	$10,048,015	$6,993,777

The net deferred tax asset at March 31, 2011 and December 31, 2010 was $0.8 million and $2.0 million, respectively, and primarily related to timing differences from recognition of unrealized and realized depreciation, partially offset by unrealized appreciation, from debt and equity investments in portfolio investments as well as timing differences from taxable income from equity investments in portfolio companies which are “pass through” entities for tax purposes. Management believes that the realization of the deferred tax asset is more likely than not based on expectations as to future taxable income and scheduled reversals of temporary differences. Accordingly, Main Street did not record a valuation allowance related to its deferred tax asset at March 31, 2011.

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

Consummation of the Exchange Offer Transactions provided Main Street with access to additional long-term, low-cost leverage capacity through the SBIC program. The American Recovery and Reinvestment Act of 2009 enacted in February 2009 (the “Stimulus Bill”) increased the maximum amount of combined SBIC leverage (or SBIC leverage cap) to $225 million for affiliated SBIC funds from the previous SBIC leverage cap of approximately $137 million. Since the increase in the SBIC leverage cap applies to affiliated SBIC funds, Main Street is required to allocate such increased borrowing capacity between MSMF and MSC II.  Main Street currently has access to an incremental $15 million in SBIC leverage capacity, subject to the required capitalization of each of the Funds, in addition to the $210 million of existing SBIC leverage at the Funds.

NOTE J — COMMON STOCK

In March 2011, Main Street completed a public stock offering of 4,025,000 shares of common stock, including the underwriters’ full exercise of the over-allotment option, at a price to the public of $18.35 per share, resulting in total net proceeds of approximately $70.3 million, after deducting underwriters’ commissions and offering costs.

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

For the three months ended March 31, 2011, $2.4 million of the total $7.1 million in dividends paid to stockholders represented DRIP participation.  During this period, Main Street satisfied the DRIP participation requirements with the issuance of 125,122 newly issued shares.  For the three months ended March 31, 2010, $1.8 million of the total $5.1 million in dividends paid to stockholders represented DRIP participation.  During this period, Main Street satisfied the DRIP participation requirements with the issuance of 125,600 newly issued shares.  The shares disclosed above relate only to Main Street’s DRIP and exclude any activity related to broker-managed dividend reinvestment plans.

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

On July 1, 2010, Main Street’s Board of Directors approved the issuance of 149,357 shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2008 Equity Incentive Plan. These shares will vest over a four-year period from the grant date and will be expensed over the four-year service period starting on the grant date. On July 1, 2009, Main Street’s Board of Directors approved the issuance of 99,312 shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2008 Equity Incentive Plan. These shares are vesting over a four-year period from the grant date and are being expensed over the four-year service period starting on the grant date. As of March 31, 2011, there were 1,506,005 shares of restricted stock available for issuance to employees under the Main Street Capital Corporation 2008 Equity Incentive Plan.

On July 1, 2010, a total of 7,920 shares of restricted stock were issued to Main Street’s independent directors pursuant to the Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan. These shares will vest on the day immediately preceding Main Street’s 2011 annual meeting of stockholders and are being expensed over a one-year service period starting on the grant date. On July 1, 2009, a total of 8,512 shares of restricted stock were issued to Main Street’s independent directors pursuant to the Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan. These shares vested on the day immediately preceding Main Street’s June 2010 annual meeting of stockholders and were expensed over a one-year service period starting on the grant date. As of March 31, 2011, there were 163,568 shares of restricted stock available for issuance to non-employee directors under the Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan.

For the three months ended March 31, 2011 and 2010, Main Street recognized total share-based compensation expense of $0.4 million and $0.3 million, respectively, related to the restricted stock issued to Main Street employees and independent directors.

As of March 31, 2011, there was $3.6 million of total unrecognized compensation expense related to Main Street’s non-vested restricted shares. This compensation expense is expected to be recognized over a weighted-average period of approximately 2.5 years.

NOTE M — COMMITMENTS

At March 31, 2011, Main Street had seven outstanding commitments to fund unused revolving loans for up to $20.0 million in total.

NOTE N — SUPPLEMENTAL CASH FLOW DISCLOSURES

Listed below are the supplemental cash flow disclosures for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Interest paid	$5,088,882	$3,671,670
Taxes paid	$79,322	$78,499
Non-cash financing activities:
Shares issued in connection with the MSC II Exchange Offer	$—	$19,934,296
Shares issued pursuant to the DRIP	$2,410,052	$1,849,328

NOTE O — RELATED PARTY TRANSACTIONS

As discussed further in Note D to the accompanying consolidated financial statements, subsequent to the completion of the Formation Transactions, the Investment Manager is a wholly owned portfolio company of MSCC. At March 31, 2011, the Investment Manager had a receivable of $1.2 million due from MSCC related to net operating expenses incurred by the Investment Manager required to support Main Street’s business.

NOTE P — SUBSEQUENT EVENTS

During April 2011, Main Street completed an LMM portfolio investment in OnAsset Intelligence, Inc. (“OnAsset”).  Main Street’s initial $3.0 million investment in OnAsset, coupled with a co-investor’s $3.0 million investment, is part of a $10.0 million total investment facility.  Main Street’s investment represents a combination of debt and equity capital invested in the company in order to support the refinancing of existing debt, as well as to provide additional financing for future growth.  OnAsset is an end-to-end service provider for complex, sensor-based machine-to-machine supply chain applications and GPS tracking solutions.  Its enterprise-grade monitoring and tracking platform helps companies create transparent supply chains to drive business value and mitigate risks.  The company is headquartered in Irving, Texas.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this section contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Cautionary Statement Concerning Forward Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 11, 2011, for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the consolidated financial statements and related notes and other financial information included in the Annual Report on Form 10-K for the year ended December 31, 2010.

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

On January 7, 2010, MSCC consummated transactions (the “Exchange Offer”) to exchange 1,239,695 shares of its common stock for approximately 88% of the total dollar value of the limited partner interests in Main Street Capital II, LP (“MSC II” and, together with MSMF, the “Funds”). Pursuant to the terms of the Exchange Offer, 100% of the membership interests in the general partner of MSC II, Main Street Capital II GP, LLC (“MSC II GP”), were also transferred to MSCC for no consideration. MSC II commenced operations in January 2006, is an investment fund that operates as an SBIC, and is also managed by the Investment Manager. The Exchange Offer and related transactions, including the transfer of the MSC II GP interests, are collectively termed the “Exchange Offer Transactions” (see Note I to the consolidated financial statements). As of March 31, 2011, an approximately 12% minority ownership in the total dollar value of the MSC II limited partnership interests remained outstanding, including approximately 5% owned by affiliates of MSCC. We have submitted an exemptive relief application to the SEC to permit us to acquire the approximately 5% ownership in the total dollar value of the MSC II limited partnership interests held by affiliates of MSCC using the same valuation formula utilized in the Exchange Offer. There can be no assurance that we will obtain the exemptive relief or that if we do obtain such relief it will be obtained on the terms we have outlined in our request.

MSCC has elected to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).  As a result, MSCC generally will not pay corporate-level federal income taxes on any net ordinary income or capital gains that it distributes to its stockholders as dividends.

MSCC has direct or indirect subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The primary purpose of these entities is to hold certain investments that generate “pass through” income for tax purposes. The Taxable Subsidiaries are each taxed at their normal corporate tax rates based on their taxable income.

Unless otherwise noted or the context otherwise indicates, the terms “we,” “us,” “our” and “Main Street” refer to MSCC and its subsidiaries, including the Funds and the Taxable Subsidiaries.

OVERVIEW

We are a principal investment firm primarily focused on providing customized debt and equity financing to lower middle market (“LMM”) companies, which we generally define as companies with annual revenues between $10 million and $100 million that operate in diverse industries. We invest primarily in secured debt instruments, equity investments, warrants and other securities of LMM companies based in the United States. Our principal investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and capital appreciation from our equity and equity related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. Our LMM portfolio investments generally range in size from $3 million to $20 million.

We seek to fill the current financing gap for LMM businesses, which, historically, have had more limited access to financing from commercial banks and other traditional sources. The underserved nature of the lower middle market creates the opportunity for us to meet the financing needs of LMM companies while also negotiating favorable transaction terms and equity participations. Our ability to invest across a company’s capital structure, from senior secured loans to equity securities, allows us to offer portfolio companies a comprehensive suite of financing solutions, or “one stop” financing. Providing customized, “one stop” financing solutions has become even more relevant to our LMM portfolio companies in the current investing environment. We generally seek to partner directly with entrepreneurs, management teams and business owners in making our investments. We believe that our LMM investment strategy has a lower correlation to the broader debt and equity markets.

In addition to our primary investment strategy of investing in LMM companies, we opportunistically pursue investments in privately placed debt securities. Our private placement investment portfolio primarily consists of direct or secondary private placements of interest bearing debt securities in companies that are generally larger in size than the LMM companies included in our investment portfolio.  As of March 31, 2011, we had privately placed portfolio investments in 16 companies collectively totaling approximately $75.6 million in fair value with a total cost basis of approximately $72.8 million. The weighted average revenues for the 16 privately placed portfolio company investments was approximately $463 million.  All of our privately placed portfolio investments were in the form of debt investments and 65% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average effective yield on our privately placed portfolio debt investments was approximately 11.3% as of March 31, 2011.

Our portfolio investments are generally made through MSCC and the Funds. MSCC and the Funds share the same investment strategies and criteria, although they are subject to different regulatory regimes. An investor’s return in MSCC will depend, in part, on the Funds’ investment returns as MSMF is a wholly owned subsidiary of MSCC and MSC II is a majority owned subsidiary of MSCC.

The level of new portfolio investment activity will fluctuate from period to period based upon our view of the current economic fundamentals, our ability to identify new investment opportunities that meet our investment criteria, and our ability to consummate the identified opportunities. The level of new investment activity, and associated interest and fee income, will directly impact future investment income. In addition, the level of dividends paid by portfolio companies and the portion of our portfolio debt investments on non-accrual status will directly impact future investment income. While we intend to grow our portfolio and our investment income over the long-term, our growth and our operating results may be more limited during depressed economic periods. However, we intend to appropriately manage our cost structure and liquidity position based on applicable economic conditions and our investment outlook. The level of realized gains or losses and unrealized appreciation or depreciation will also fluctuate depending upon portfolio activity and the performance of our individual portfolio companies. The changes in realized gains and losses and unrealized appreciation or depreciation could have a material impact on our operating results.

For the three months ended March 31, 2011, we paid dividends on a monthly basis totaling $0.375 per share, or $7.1 million.  In March 2011, we declared monthly dividends for the second quarter of 2011 totaling $0.39 per share, representing a 4% increase from the dividends paid in the first quarter of 2011.  During 2010, we paid monthly dividends of $0.125 per share, or $1.50 per share for the entire year.  Including the dividends declared for the second quarter of 2011, we will have paid approximately $5.52 per share in cumulative dividends since our October 2007 initial public offering.

At March 31, 2011, we had $127.8 million in cash and cash equivalents, marketable securities, and idle funds investments.  In March 2011, we completed a follow-on public stock offering in which we sold 4,025,000 shares of common stock, including the underwriters’ full exercise of the over-allotment option, at a price to the public of $18.35 per share (or approximately 141% of the then latest reported Net Asset Value per share), resulting in total net proceeds of approximately $70.3 million, after deducting underwriters’ commissions and offering costs.

CRITICAL ACCOUNTING POLICIES

Basis of Presentation

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).  For the three months ended March 31, 2011 and 2010, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries, including the Funds.  Portfolio investments, as used herein, refers to all of our portfolio investments in LMM companies, private placement portfolio investments, and our investment in the Investment Manager and excludes all of our “Marketable securities and idle funds investments.”  Private placement portfolio investments include investments made through direct or secondary purchases of interest-bearing debt securities in companies that are generally larger in size than the LMM companies included as part of our portfolio investments. “Marketable securities and idle funds investments” are classified as financial instruments and are reported separately on our Consolidated Balance Sheets and Consolidated Schedule of Investments due to the nature of such investments.  Our results of operations and cash flows for the three months ended March 31, 2011 and 2010, and financial position as of March 31, 2011 and December 31, 2010, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current financial statement presentation, including the reclassification of private placement portfolio investments which were formerly classified as “Marketable securities and idle funds investments” and are now classified as portfolio investments in the “Non-Control/Non-Affiliate investments” category due to our current intent to hold such investments until their maturity and the fact that their terms adhere more to our portfolio investment strategy.

The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2010. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

Portfolio Investment Valuation

The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of our portfolio investments and the related amounts of unrealized appreciation and depreciation.  As of March 31, 2011 and December 31, 2010, approximately 74% and 78%, respectively, of our total assets represented investments in portfolio companies valued at fair value (including our investment in the Investment Manager). We are required to report our investments at fair value. We follow the provisions of the Accounting Standards Codification (“Codification” or “ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

Our portfolio strategy calls for us to invest primarily in illiquid securities issued by private, LMM companies as well as privately placed debt securities issued by private, middle market companies that are generally larger in size than the LMM companies. These portfolio investments may be subject to restrictions on resale and will generally have no established trading market.  We determine in good faith the fair value of our portfolio investments pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by our Board of Directors and in accordance with the 1940 Act.  We review external events, including private mergers, sales and acquisitions involving comparable companies, and include these events in the valuation process.  Our valuation policy and process is intended to provide a consistent basis for determining the fair value of the portfolio.

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

For valuation purposes, non-control LMM portfolio investments are composed of debt and equity securities for which we do not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company’s board of directors.  Market quotations for non-control LMM portfolio investments are generally not readily available. For our non-control LMM portfolio investments, we use a combination of the market and income approaches to value our equity investments and the income approach to value our debt instruments. For non-control LMM debt investments, we determine the fair value primarily using a yield approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Our estimate of the expected repayment date of an LMM debt security is generally the legal maturity date of the instrument, as we generally intend to hold our loans to maturity. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. We will use the value determined by the yield analysis as the fair value for that security; however, because of our general intent to hold our loans to maturity, the fair value will not exceed the face amount of the LMM debt security. A change in the assumptions that we use to estimate the fair value of our LMM debt securities using the yield analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or an LMM debt security is in workout status, we may consider other factors in determining the fair value of the LMM debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis.

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

Revenue Recognition

Interest and Dividend Income

We record interest and dividend income on the accrual basis to the extent amounts are expected to be collected. Dividend income is recorded as dividends are declared or at the point an obligation exists for the portfolio company to make a distribution. In accordance with our valuation policy, we evaluate accrued interest and dividend income periodically for collectability. When a loan or debt security becomes 90 days or more past due, and if we otherwise do not expect the debtor to be able to service all of its debt or other obligations, we will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a loan or debt security is fully impaired, sold or written off, we will remove it from non-accrual status.

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

Payment-in-Kind (“PIK”) Interest and Cumulative Dividends

While not significant to the total portfolio, we hold debt and preferred equity instruments in our investment portfolio that contain payment-in-kind (“PIK”) interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of dividends in arrears may be deferred until such time as the preferred equity is redeemed. To maintain RIC tax treatment (as discussed below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We will stop accruing PIK interest and cumulative dividends and will write off any accrued and uncollected interest and dividends in arrears when it is determined that such PIK interest and dividends in arrears are no longer collectible.

Share-Based Compensation

We account for our share-based compensation plans using the fair value method, as prescribed by ASC 718, Compensation—Stock Compensation. Accordingly, for restricted stock awards, we measured the grant date fair value based upon the market price of our common stock on the date of the grant and will amortize this fair value to share-based compensation expense over the requisite service period or vesting term.

Income Taxes

MSCC has elected and intends to continue to qualify for the tax treatment applicable to a RIC under the Code, and, among other things, intends to make the required distributions to its stockholders as specified therein. In order to qualify as a RIC, MSCC is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, each year. Depending on the level of taxable income earned in a tax year, MSCC may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income.

The Taxable Subsidiaries hold certain portfolio investments of Main Street. The Taxable Subsidiaries are consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by them are included in Main Street’s consolidated financial statements. The Taxable Subsidiaries permit Main Street to hold equity investments in portfolio companies which are “pass through” entities for tax purposes in order to comply with the “source income” requirements contained in the RIC tax provisions. The Taxable Subsidiaries are not consolidated with Main Street for income tax purposes and may generate income tax expense, or benefit, as a result of their ownership of certain portfolio investments. This income tax expense, or benefit, is reflected in Main Street’s Consolidated Statement of Operations.

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

LMM PORTFOLIO COMPOSITION

LMM portfolio investments principally consist of secured debt, equity warrants and direct equity investments in privately held, LMM companies. The LMM debt investments are secured by either a first or second lien on the assets of the portfolio company, generally bear interest at fixed rates, and generally mature between five and seven years from the original investment date.  In most LMM portfolio companies, we also receive nominally priced equity warrants and/or make direct equity investments, usually in connection with a debt investment.

Summaries of the composition of our LMM investment portfolio at cost and fair value as a percentage of total LMM portfolio investments are shown in the following table:

Cost:	March 31, 2011	December 31, 2010
First lien debt	70.2%	70.6%
Equity	18.9%	17.7%
Second lien debt	6.0%	6.7%
Equity warrants	4.9%	5.0%
	100.0%	100.0%

Fair Value:	March 31, 2011	December 31, 2010
First lien debt	61.6%	62.6%
Equity	24.2%	21.9%
Second lien debt	5.7%	6.5%
Equity warrants	8.5%	9.0%
	100.0%	100.0%

The following table shows the LMM portfolio composition by geographic region of the United States at cost and fair value as a percentage of total LMM portfolio investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company:

Cost:	March 31, 2011	December 31, 2010
Southwest	52.2%	50.5%
West	29.8%	29.3%
Southeast	6.4%	7.0%
Midwest	6.3%	7.2%
Northeast	5.3%	6.0%
	100.0%	100.0%

Fair Value:	March 31, 2011	December 31, 2010
Southwest	53.7%	51.8%
West	28.5%	28.4%
Southeast	5.8%	6.4%
Midwest	6.4%	7.2%
Northeast	5.6%	6.2%
	100.0%	100.0%

Main Street’s LMM portfolio investments are in companies conducting business in a variety of industries. Set forth below are tables showing the composition of Main Street’s LMM portfolio investments by industry at cost and fair value as of March 31, 2011 and December 31, 2010:

Cost:	March 31, 2011	December 31, 2010
Professional services	13.5%	15.4%
Media/Marketing	8.9%	6.6%
Information services	8.6%	7.8%
Equipment rental	7.7%	8.4%
Retail	6.7%	7.4%
Industrial equipment	6.3%	7.2%
Metal fabrication	5.6%	6.3%
Industrial services	5.2%	7.2%
Electronics manufacturing	4.7%	5.2%
Health care services	4.7%	5.0%
Energy Services	4.1%	0.0%
Precast concrete manufacturing	4.0%	4.4%
Transportation/Logistics	3.0%	1.3%
Restaurant	2.9%	3.3%
Custom wood products	2.7%	3.0%
Agricultural services	2.5%	2.8%
Consumer Products	2.3%	2.6%
Manufacturing	2.1%	2.4%
Infrastructure products	2.0%	0.7%
Governmental services	1.5%	1.8%
Health care products	1.0%	1.2%
	100.0%	100.0%

Fair Value:	March 31, 2011	December 31, 2010
Professional services	11.6%	14.3%
Information services	10.2%	8.5%
Media/Marketing	8.0%	5.9%
Equipment rental	6.7%	7.3%
Health care services	6.7%	7.1%
Industrial services	6.2%	7.8%
Retail	6.1%	6.6%
Metal fabrication	6.1%	6.5%
Industrial equipment	5.6%	6.3%
Precast concrete manufacturing	4.3%	4.9%
Electronics manufacturing	4.0%	5.0%
Energy Services	3.7%	0.0%
Transportation/Logistics	3.5%	1.8%
Restaurant	3.4%	3.7%
Agricultural services	3.2%	3.3%
Custom wood products	2.6%	3.0%
Manufacturing	2.4%	2.7%
Consumer Products	1.9%	2.3%
Governmental services	1.6%	1.8%
Infrastructure products	1.3%	0.1%
Health care products	0.9%	1.1%
	100.0%	100.0%

Our LMM portfolio investments carry a number of risks including, but not limited to: (1) investing in LMM companies which may have limited operating histories and financial resources; (2) holding investments that are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment grade debt and equity investments in private, smaller companies.

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

The following table shows the distribution of our LMM and privately placed portfolio investments (excluding the investment in our affiliated Investment Manager) on the 1 to 5 investment rating scale at fair value as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
Investment	Investments at	Percentage of	Investments at	Percentage of
Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
	(Unaudited)
	(dollars in thousands)
1	$62,700	16.1%	$52,147	15.0%
2	170,147	43.6%	153,408	44.2%
3	141,163	36.1%	122,249	35.3%
4	15,756	4.0%	17,705	5.1%
5	750	0.2%	1,250	0.4%
Totals	$390,516	100.0%	$346,759	100.0%

Based upon our investment rating system, the weighted average rating of our portfolio as of March 31, 2011 and December 31, 2010 was approximately 2.3.  As of March 31, 2011, we had three investments on non-accrual status, which comprised approximately 2.0% of the total portfolio investments at fair value and 4.1% of the total portfolio investments at cost (or 1.6% and 3.3%, respectively with the inclusion of marketable securities and idle funds investments), in each case excluding the investment in the affiliated Investment Manager.  As of December 31, 2010, we had two investments on non-accrual status, which comprised approximately 2.6% of the total portfolio investments at fair value and 3.6% of the total portfolio investments at cost (or 2.2% and 3.0%, respectively with the inclusion of marketable securities and idle funds investments), in each case excluding the investment in the affiliated Investment Manager.

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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2011 and March 31, 2010

	Three Months Ended March 31,		Net Change
	2011	2010	Amount	%
	(dollars in millions)
Total investment income	$13.4	$7.1	$6.3	89%
Total expenses	(6.0)	(3.9)	(2.1)	54%
Net investment income	7.4	3.2	4.2	130%
Net realized gain (loss) from investments	—	(4.0)	4.0	NM
Net realized income	7.4	(0.8)	8.2	-980%
Net change in unrealized appreciation	4.1	5.5	(1.4)	-25%
Income tax benefit (provision)	(1.2)	(0.4)	(0.8)	212%

Bargain purchase gain	—	4.9	(4.9)	NM
Noncontrolling interest	—	(0.1)	0.1	NM
Net increase in net assets resulting from operations attributable to common stock	$10.3	$9.1	$1.2	14%

	Three Months Ended March 31, `		Net Change
	2011	2010	Amount	%
	(dollars in millions)
Net investment income	$7.4	$3.2	$4.2	130%
Share-based compensation expense	0.4	0.3	0.1	47%
Distributable net investment income (a)	7.8	3.5	4.3	122%
Net realized gain (loss) from investments	—	(4.0)	4.0	NM
Distributable net realized income (loss) (a)	$7.8	$(0.5)	$8.3	NM

Distributable net investment income per share - Basic and diluted (a)	$0.40	$0.24	$0.16	67%
Distributable net realized income per share - Basic and diluted (a)	$0.40	$(0.04)	$0.44	NM

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

Investment Income

For the three months ended March 31, 2011, total investment income was $13.4 million, an 89% increase over the $7.1 million in the corresponding period of 2010. This comparable period increase was principally attributable to (i) a $5.2 million increase in interest income from higher average levels of both portfolio debt investments and interest-bearing marketable securities and idle funds investments, (ii) a $0.6 million increase in fee income due to higher levels of transaction activity, and (iii) a $0.5 million increase in dividend income from portfolio equity investments.  The $5.2 million increase in interest income included $0.6 million of non-recurring interest income due to higher levels of prepayment and repricing activity of debt investments.

Expenses

For the three months ended March 31, 2011, total expenses increased by approximately $2.1 million to $6.0 million from $3.9 million in the corresponding period of 2010.  This comparable period increase in expenses was principally attributable to (i) higher interest expense of $0.9 million as a result of the issuance of an additional $75 million in SBIC debentures subsequent to the first quarter of 2010 and increased borrowing activity under our credit facility, (ii) higher share-based compensation expense of $0.1 million related to non-cash amortization for restricted share grants, and (iii) higher compensation and other operating expenses of $0.9 million as a result of the significant increase in investment income and portfolio investments compared to the corresponding period of 2010.

Distributable Net Investment Income

Distributable net investment income for the three months ended March 31, 2011 increased 122% to $7.8 million, or $0.40 per share, compared with $3.5 million, or $0.24 per share, in the corresponding period of 2010.  The increase in distributable net investment income was primarily due to higher levels of total investment income partially offset by higher interest and other operating expenses, due to the changes discussed above.  Distributable net investment income on a per share basis for the first quarter of 2011 reflects (i) approximately $0.03 per share of non-recurring investment income due to prepayment and repricing activity as discussed above and (ii) a greater number of average shares outstanding compared to the corresponding period in 2010 due to the March 2011 and August 2010 follow-on stock offerings.

Net Investment Income

Net investment income for the three months ended March 31, 2011 was $7.4 million, or a 130% increase, compared to net investment income of $3.2 million during the corresponding period of 2010. The increase in net investment income was principally attributable to the increase in total investment income partially offset by higher interest and other operating expenses as discussed above.

Distributable Net Realized Income

Distributable net realized income increased to $7.8 million, or $0.40 per share, in the first quarter of 2011 compared with distributable net realized loss of $0.5 million, or $0.04 per share, in the corresponding period of 2010.  The increase was primarily attributable to the higher levels of distributable net investment income as well as the change in net realized loss from investments.  The $4.0 million net realized loss during the first quarter of 2010 was primarily attributable to the realized loss recognized on the exit of one portfolio company debt and equity investment.

Net Realized Income

The higher levels of net investment income and the change in net realized loss from investments during the three months ended March 31, 2011 resulted in an $8.2 million increase in net realized income compared with the corresponding period of 2010.

Net Increase in Net Assets Resulting from Operations Attributable to Common Stock

For the three months ended March 31, 2011, the $4.1 million net change in unrealized appreciation was principally attributable to unrealized appreciation on 31 portfolio investments totaling $8.4 million, partially offset by unrealized depreciation on 12 portfolio investments totaling $4.3 million.  For the first quarter of 2011, we also recognized a net income tax provision of $1.2 million principally related to deferred taxes on net unrealized appreciation of certain portfolio investments held in our Taxable Subsidiaries.

As a result of these events, our net increase in net assets resulting from operations attributable to common stock during the three months ended March 31, 2011 was $10.3 million, or $0.54 per share, compared with a net increase in net assets resulting from operations attributable to common stock of $9.1 million, or $0.63 per share, in the corresponding period of 2010.

Liquidity and Capital Resources

Cash Flows

For the three months ended March 31, 2011, we experienced a net increase in cash and cash equivalents in the amount of $6.7 million. During that period, we generated $4.1 million of cash from our operating activities, primarily from distributable net investment income partially offset by accretion of unearned income, increases in interest receivable, and semi-annual interest payments made on our SBIC debentures. We used $67.1 million in net cash from investing activities for the three months ended March 31, 2011, principally including the funding of $43.9 million for LMM and private placement portfolio investments and the funding of $39.3 million for marketable securities and idle funds investments, partially offset by (i) $10.1 million of cash proceeds from the sale of marketable securities and idle funds investments and (ii) $6.1 million in cash proceeds from the repayment of LMM and private placement portfolio debt investments.  For the first three months of 2011, $69.7 million in cash was provided by financing activities, which principally consisted of (i) $70.3 million in net cash proceeds from a public stock offering in March 2011 and (ii) $30.0 million in cash proceeds from the issuance of SBIC debentures, partially offset by (i) $24.0 million in net repayments under our investment credit facility, (ii) $4.7 million in cash dividends paid to stockholders, and (iii) $1.1 million in deferred loan costs paid in connection with the credit facility and the issuance of additional SBIC debentures.

For the three months ended March 31, 2010, we experienced a net increase in cash and cash equivalents in the amount of $2.0 million. During that period, we generated $0.2 million of cash from our operating activities, primarily from distributable net investment income partially offset by (i) semi-annual interest payments made on our SBIC debentures and (ii) increases in other assets. We used $37.1 million in net cash from investing activities, principally including the funding of $25.9 million for marketable securities and idle funds investments and the funding of $18.5 million for new LMM and private placement portfolio investments, partially offset by (i) $3.6 million of cash proceeds from the sale of marketable securities and idle funds investments, (ii) $2.5 million in cash acquired as part of the Exchange Offer, and (iii) $1.3 million in cash proceeds from the repayment of LMM and private placement portfolio debt investments.  For the first three months of 2010, $39.0 million in cash was provided by financing activities, which principally consisted of $40.2 million in net cash proceeds from a January 2010 public stock offering and $2.1 million in net borrowings under our credit facility, partially offset by $3.3 million in cash dividends paid to stockholders.

Capital Resources

As of March 31, 2011, we had $127.8 million in cash and cash equivalents, marketable securities, and idle funds investments, and our net asset value totaled $319.0 million, or $13.90 per share.  In March 2011, we completed a follow-on public stock offering in which we sold 4,025,000 shares of common stock, including the underwriters’ full exercise of the over-allotment option, at a price to the public of $18.35 per share (or approximately 141% of the then latest reported Net Asset Value per share), resulting in total net proceeds of approximately $70.3 million, after deducting underwriters’ commissions and offering costs.

In September 2010, we entered into an $85 million, three-year credit facility (the “Credit Facility”) with a group of bank lenders, and in January 2011, we expanded the Credit Facility from $85 million to $100 million. The purpose of the Credit Facility is to provide additional liquidity in support of future investment and operational activities. The revisions to the Credit Facility provide several benefits to Main Street, including (i) an expansion of the total committed facility size to $100 million compared with Main Street’s prior $30 million credit facility, (ii) increased advance rates applicable to Main Street’s eligible investments, (iii) the addition of new lenders which further diversifies the Main Street lending group to a total of six participants, and (iv) an extension of the maturity date to September 20, 2013. The accordion feature of the Credit Facility allows us to seek up to $150 million of total commitments from new or existing lenders on the same terms and conditions as the existing commitments. Borrowings under the Credit Facility bear interest, subject to Main Street’s election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.50% or (ii) the applicable base rate plus 1.50%. Main Street pays unused commitment fees of 0.375% per annum on the average unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the assets of the Funds. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining an interest coverage ratio of at least 2.0 to 1.0, (ii) maintaining an asset coverage ratio of at least 2.5 to 1.0, and (iii) maintaining a minimum tangible net worth. At March 31, 2011, Main Street had $15.0 million in borrowings outstanding under the Credit Facility.  As of March 31, 2011, Main Street was in compliance with all financial covenants of the Credit Facility.

Due to each of the Funds’ status as a licensed SBIC, we have the ability to issue, through the Funds, debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA generally in an amount up to twice its regulatory capital, which effectively approximates the amount of its equity capital. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time. Debentures issued prior to September 2006 were subject to pre-payment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006. On March 31, 2011, we, through the Funds, had $210 million of outstanding indebtedness guaranteed by the SBA, which carried a weighted average fixed interest rate of approximately 5.1%. The first maturity related to the SBIC debentures does not occur until 2013, and the weighted average duration is 7.3 years as of March 31, 2011.

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

If our common stock trades below our net asset value per share, we will generally not be able to issue additional common stock at the market price unless our stockholders approve such a sale and our Board of Directors makes certain determinations. A proposal, approved by our stockholders at our June 2010 annual meeting of stockholders, authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for a period of one year ending on June 9, 2011. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval.  We are seeking approval of a similar proposal from our stockholders at our 2011 annual stockholders meeting to be held on June 15, 2011.

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

Recently Issued Accounting Standards

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures About Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 adds new requirements for disclosures about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation, inputs and valuation techniques. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a significant impact on Main Street’s financial condition and results of operations.

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented herein. However, our portfolio companies have experienced, and may in the future experience, the impacts of inflation on their operating results, including periodic escalations in their costs for raw materials and required energy consumption.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At March 31, 2011, we had seven outstanding commitments to fund unused revolving loans for up to $20.0 million in total.

Contractual Obligations

As of March 31, 2011, our future fixed commitments for cash payments on contractual obligations for each of the next five years and thereafter are as follows:

							2016 and
	Total	2011	2012	2013	2014	2015	thereafter
	(dollars in thousands)
SBIC debentures	$210,000	$—	$—	$4,000	$18,000	$23,100	$164,900
Interest due on SBIC debentures	75,456	5,338	10,833	10,803	10,497	9,411	28,574
Total	$285,456	$5,338	$10,833	$14,803	$28,497	$32,511	$193,474

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

MSCC is obligated to make payments under a support services agreement with the Investment Manager. The Investment Manager is reimbursed for its excess operating expenses associated with providing investment management and other services to MSCC and its subsidiaries, as well as MSC II and third parties. Each quarter, as part of the support services agreement, MSCC makes payments to cover all operating expenses incurred by the Investment Manager, less the recurring management fees that the Investment Manager receives from MSC II pursuant to a long-term investment advisory services agreement and any other fees received from third parties for providing external services.  For the three months ended March 31, 2011 and 2010, the expenses reimbursed by MSCC to the Investment Manager and management fees paid by MSC II were $2.1 million and $1.2 million, respectively.

Related Party Transactions

As discussed further in Note D to the accompanying consolidated financial statements, subsequent to the completion of the Formation Transactions, the Investment Manager is a wholly owned portfolio company of MSCC. At March 31, 2011, the Investment Manager had a receivable of $1.2 million due from MSCC related to net operating expenses incurred by the Investment Manager required to support Main Street’s business.

Recent Developments

During April 2011, Main Street completed an LMM portfolio investment in OnAsset Intelligence, Inc. (“OnAsset”).  Main Street’s initial $3.0 million investment in OnAsset, coupled with a co-investor’s $3.0 million investment, is part of a $10.0 million total investment facility.  Main Street’s investment represents a combination of debt and equity capital invested in the company in order to support the refinancing of existing debt, as well as to provide additional financing for future growth.  OnAsset is an end-to-end service provider for complex, sensor-based machine-to-machine supply chain applications and GPS tracking solutions.  Its enterprise-grade monitoring and tracking platform helps companies create transparent supply chains to drive business value and mitigate risks.  The company is headquartered in Irving, Texas.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, marketable securities, and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates.  The majority of our debt investments are made with fixed interest rates for the term of the investment.  However, as of March 31, 2011, approximately 26% of our debt investment portfolio (at cost) bore interest at floating rates with 97% of those floating-rate debt investments (at cost) subject to contractual minimum interest rates.  Our interest expense will be affected by changes in the LIBOR rate in connection with our Credit Facility; however, the long term interest rates on our outstanding SBIC debentures, which comprise the majority of our outstanding debt, are fixed for the 10-year life of such debt.  As of March 31, 2011, we had not entered into any interest rate hedging arrangements. At March 31, 2011, based on our applicable levels of floating-rate debt investments, a 1% change in interest rates would not have a material effect on our level of interest income from debt investments.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, our President and Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chairman and Chief

Executive Officer, our President and Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934.  There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, that we filed with the SEC on March 11, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2011, we issued 125,122 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933.  The aggregate value for the shares of common stock issued during the three months ended March 31, 2011, under the dividend reinvestment plan was approximately $2.4 million.

Item 6. Exhibits

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit

10.1 *	Supplement and Joinder Agreement dated January 7, 2011 (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed January 10, 2011 (File No. 1-33723)).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*   Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Main Street Capital Corporation

Date: May 6, 2011	/s/ Vincent D. Foster
Vincent D. Foster
Chairman and Chief Executive Officer (principal executive officer)

Date: May 6, 2011	/s/ Todd A. Reppert
Todd A. Reppert
President and Chief Financial Officer (principal financial officer)

Date: May 6, 2011	/s/ Michael S. Galvan
Michael S. Galvan
Vice President and Chief Accounting Officer (principal accounting officer)

Date: May 6, 2011	/s/ Rodger A. Stout
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