Form 10-Q
period 2011-06-30
Main Street Capital CORP
filed 2011-08-05
CIK 1396440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the issuer’s common stock as of August 4, 2011 was 23,197,465.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Portfolio investments at fair value:
Control investments (cost: $187,884,250 and $161,009,443 as of June 30, 2011 and December 31, 2010, respectively)	$206,162,509	$174,596,394
Affiliate investments (cost: $79,599,578 and $65,650,789 as of June 30, 2011 and December 31, 2010, respectively)	103,864,454	80,206,804
Non-Control/Non-Affiliate investments (cost: $157,923,128 and $91,911,304 as of June 30, 2011 and December 31, 2010, respectively)	159,737,085	91,956,221
Investment in affiliated Investment Manager (cost: $4,284,042 as of June 30, 2011 and December 31, 2010)	1,964,649	2,051,655

Total portfolio investments (cost: $429,690,998 and $322,855,578 as of June 30, 2011 and December 31, 2010, respectively)	471,728,697	348,811,074
Marketable securities and idle funds investments (cost: $118,916,360 and $67,970,907 as of June 30, 2011 and December 31, 2010, respectively)	120,299,248	68,752,858

Total investments (cost: $548,607,358 and $390,826,485 as of June 30, 2011 and December 31, 2010, respectively)	592,027,945	417,563,932

Cash and cash equivalents	14,132,738	22,334,340
Deferred tax asset	—	1,958,593
Interest receivable and other assets	7,377,424	4,523,792
Deferred financing costs (net of accumulated amortization of $1,810,987 and $1,504,584 as of June 30, 2011 and December 31, 2010, respectively)	3,715,272	2,543,645

Total assets	$617,253,379	$448,924,302

LIABILITIES

SBIC debentures (par: $210,000,000 and $180,000,000 as of June 30, 2011 and December 31, 2010, respectively; of which $72,637,267 and $70,557,975 are recorded at fair value as of June 30, 2011 and December 31, 2010, respectively)	$187,637,267	$155,557,975
Credit facility	73,000,000	39,000,000
Payable for securities purchased	10,805,000	—
Interest payable	3,717,072	3,194,870
Dividend payable	3,013,738	—
Deferred tax liability	953,719	—
Payable to affiliated Investment Manager	2,237,417	15,124
Accounts payable and other liabilities	1,261,674	1,173,295

Total liabilities	282,625,887	198,941,264
Commitments and contingencies

NET ASSETS

Common stock, $0.01 par value per share (150,000,000 shares authorized; 23,182,600 and 18,797,444 issued and outstanding as of June 30, 2011 and December 31, 2010, respectively)	231,826	187,975
Additional paid-in capital	300,130,851	224,485,165
Accumulated net investment income	7,435,312	9,261,405
Accumulated net realized loss from investments	(20,499,798)	(20,541,897)
Net unrealized appreciation, net of income taxes	42,833,531	32,141,997

Total Net Asset Value	330,131,722	245,534,645

Noncontrolling interest	4,495,770	4,448,393

Total net assets including noncontrolling interests	334,627,492	249,983,038

Total liabilities and net assets	$617,253,379	$448,924,302

NET ASSET VALUE PER SHARE	$14.24	$13.06

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$6,491,097	$4,532,343	$12,140,859	$8,127,651
Affiliate investments	3,113,091	1,953,832	5,259,510	3,762,445
Non-Control/Non-Affiliate investments	4,325,520	1,686,032	7,656,629	2,549,428
Total interest, fee and dividend income	13,929,708	8,172,207	25,056,998	14,439,524
Interest from marketable securities, idle funds and other	2,199,054	560,012	4,446,336	1,385,534
Total investment income	16,128,762	8,732,219	29,503,334	15,825,058
EXPENSES:
Interest	(3,263,807)	(2,111,868)	(6,166,012)	(4,105,105)
General and administrative	(599,361)	(246,194)	(1,106,543)	(671,898)
Expenses reimbursed to affiliated Investment Manager	(2,207,606)	(1,330,611)	(4,337,412)	(2,482,798)
Share-based compensation	(442,897)	(301,458)	(885,794)	(602,916)
Total expenses	(6,513,671)	(3,990,131)	(12,495,761)	(7,862,717)
NET INVESTMENT INCOME	9,615,091	4,742,088	17,007,573	7,962,341

NET REALIZED GAIN (LOSS) FROM INVESTMENTS:
Control investments	—	2,301,745	—	(1,719,173)
Marketable securities and idle funds investments	249,654	353,487	249,654	313,948
Total net realized gain (loss) from investments	249,654	2,655,232	249,654	(1,405,225)
NET REALIZED INCOME	9,864,745	7,397,320	17,257,227	6,557,116

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION):
Portfolio investments	11,524,983	957,432	15,543,567	6,072,091
Marketable securities and idle funds investments	519,734	(484,585)	634,477	(231,281)
SBIC debentures	(2,117,924)	1,475,861	(2,079,292)	1,757,054
Investment in affiliated Investment Manager	(45,700)	(141,117)	(87,006)	(286,196)
Total net change in unrealized appreciation	9,881,093	1,807,591	14,011,746	7,311,668

Income tax provision	(1,962,206)	(36,686)	(3,162,612)	(421,260)
Bargain purchase gain	—	—	—	4,890,582
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	17,783,632	9,168,225	28,106,361	18,338,106
Noncontrolling interest	(157,600)	(295,559)	(157,600)	(408,895)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS ATTRIBUTABLE TO COMMON STOCK	$17,626,032	$8,872,666	$27,948,761	$17,929,211

NET INVESTMENT INCOME PER SHARE - BASIC AND DILUTED	$0.41	$0.31	$0.79	$0.53
NET REALIZED INCOME PER SHARE - BASIC AND DILUTED	$0.42	$0.49	$0.80	$0.44
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS ATTRIBUTABLE TO COMMON STOCK PER SHARE - BASIC AND DILUTED	$0.77	$0.59	$1.32	$1.22
DIVIDENDS PAID PER SHARE	$0.39	$0.38	$0.77	$0.75
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	23,015,718	15,147,091	21,128,360	14,754,121

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(Unaudited)

						Net Unrealized			Total Net
					Accumulated	Appreciation from			Assets
	Common Stock		Additional	Accumulated	Net Realized	Investments,			Including
	Number	Par	Paid-In	Net Investment	Loss From	Net of Income	Total Net	Noncontrolling	Noncontrolling
	of Shares	Value	Capital	Income	Investments	Taxes	Asset Value	Interest	Interest

Balances at December 31, 2009	10,842,447	$108,425	$123,534,156	$7,269,866	$(15,922,020)	$14,669,704	$129,660,131	$—	$129,660,131

MSC II exchange offer and related transactions	1,246,803	12,468	20,080,623	4,890,582	—	—	24,983,673	3,237,210	28,220,883
Public offering of common stock, net of offering costs	2,875,000	28,750	40,079,845	—	—	—	40,108,595	—	40,108,595
Share-based compensation	—	—	602,916	—	—	—	602,916	—	602,916
Dividend reinvestment	248,803	2,487	3,793,741	—	—	—	3,796,228	—	3,796,228
Adjustment to investment in Investment Manager related to the MSC II Exchange Offer	—	—	(13,715,958)	—	—	—	(13,715,958)	—	(13,715,958)
Dividends to stockholders	—	—	—	(11,331,527)	(1,349,863)	—	(12,681,390)	—	(12,681,390)
Net increase resulting from operations	—	—	—	7,962,341	(1,405,225)	6,890,408	13,447,524	—	13,447,524
Noncontrolling interest	—	—	—	—	—	(408,895)	(408,895)	408,895	—

Balances at June 30, 2010	15,213,053	$152,130	$174,375,323	$8,791,262	$(18,677,108)	$21,151,217	$185,792,824	$3,646,105	$189,438,929

Balances at December 31, 2010	18,797,444	$187,975	$224,485,165	$9,261,405	$(20,541,897)	$32,141,997	$245,534,645	$4,448,393	$249,983,038

Public offering of common stock, net of offering costs	4,025,000	40,250	70,309,656	—	—	—	70,349,906	—	70,349,906
Share-based compensation	—	—	885,794	—	—	—	885,794	—	885,794
Dividend reinvestment	235,844	2,358	4,451,479	—	—	—	4,453,837	—	4,453,837
Issuance of restricted stock	124,312	1,243	(1,243)	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(110,223)	(110,223)
Dividends to stockholders	—	—	—	(18,833,666)	(207,555)	—	(19,041,221)	—	(19,041,221)
Net increase resulting from operations	—	—	—	17,007,573	249,654	10,849,134	28,106,361	—	28,106,361
Noncontrolling interest	—	—	—	—	—	(157,600)	(157,600)	157,600	—

Balances at June 30, 2011	23,182,600	$231,826	$300,130,851	$7,435,312	$(20,499,798)	$42,833,531	$330,131,722	$4,495,770	$334,627,492

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$28,106,361	$18,338,106
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized appreciation	(14,011,746)	(7,311,668)
Net realized (gain) loss from investments	(249,654)	1,405,225
Bargain purchase gain	—	(4,890,582)
Accretion of unearned income	(2,699,360)	(1,092,705)
Net payment-in-kind interest accrual	(2,014,999)	(429,153)
Share-based compensation expense	885,794	602,916
Amortization of deferred financing costs	306,403	195,868
Deferred taxes	2,912,311	(185)
Changes in other assets and liabilities:
Interest receivable and other assets	(1,400,332)	(1,204,605)
Interest payable	522,202	233,897
Payable to affiliated Investment Manager	2,222,293	384,431
Accounts payable and other liabilities	88,379	431,922
Deferred fees and other	737,240	689,700
Net cash provided by operating activities	15,404,892	7,353,167

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in portfolio companies	(116,120,574)	(85,739,245)
Principal payments received on loans and debt securities in portfolio companies	19,627,346	2,670,737
Proceeds from sale of equity investments and related notes in portfolio companies	375,906	3,151,500
Cash acquired in MSC II exchange offer	—	2,489,920
Investments in marketable securities and idle funds investments	(77,953,572)	(30,734,400)
Proceeds from marketable securities and idle funds investments	29,276,393	19,546,235
Net cash used in investing activities	(144,794,501)	(88,615,253)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	70,349,906	40,108,595
Distributions to noncontrolling interest	(110,223)	—
Dividends paid to stockholders	(11,573,646)	(6,983,532)
Proceeds from issuance of SBIC debentures	30,000,000	10,000,000
Proceeds from credit facility	99,000,000	30,650,000
Repayments on credit facility	(65,000,000)	(18,150,000)
Payment of deferred loan costs and SBIC debenture fees	(1,478,030)	(252,810)
Net cash provided by financing activities	121,188,007	55,372,253

Net decrease in cash and cash equivalents	(8,201,602)	(25,889,833)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,334,340	30,619,998
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,132,738	$4,730,165

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2011

(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)
Café Brazil, LLC	Casual Restaurant Group
12% Secured Debt (Maturity - April 20, 2013)		1,700,000	1,698,240	1,700,000
Member Units (Fully diluted 41.0%) (7)			41,837	2,860,220
			1,740,077	4,560,220

California Healthcare Medical Billing, Inc.	Healthcare Billing and Records Management
12% Secured Debt (Maturity - October 17, 2015)		7,803,000	7,419,403	7,718,351
Warrants (Fully diluted 20.1%)			1,193,333	3,380,333
Common Stock (Fully diluted 9.7%)			1,176,667	1,390,000
			9,789,403	12,488,684

CBT Nuggets, LLC	Produces and Sells IT Certification Training Videos
14% Secured Debt (Maturity - December 31, 2013)		2,725,000	2,725,000	2,725,000
Member Units (Fully diluted 40.8%) (7)			1,299,520	4,360,000
			4,024,520	7,085,000

Ceres Management, LLC (Lambs)	Aftermarket Automotive Services Chain
14% Secured Debt (Maturity - May 31, 2013)		4,000,000	3,970,924	3,970,924
9.5% Secured Debt (Lamb’s Real Estate Investment I, LLC) (Maturity - October 1, 2025)		1,225,000	1,225,000	1,225,000
Class B Member Units (15% cumulative) (Non-voting) (7)			2,409,667	2,409,667
Member Units (Fully diluted 100%)			1,813,333	390,000
Member Units (Lamb’s Real Estate Investment I, LLC) (Fully diluted 100%) (7)			625,000	750,000
			10,043,924	8,745,591

Condit Exhibits, LLC	Tradeshow Exhibits/Custom Displays
9% Current / 9% PIK Secured Debt (Maturity - July 1, 2013)		4,660,948	4,626,472	4,626,472
Warrants (Fully diluted 47.9%)			320,000	220,000
			4,946,472	4,846,472

Currie Acquisitions, LLC	Consumer Products
12% Secured Debt (Maturity - March 1, 2015)		4,750,000	4,039,149	3,039,149
Warrants (Fully diluted 47.3%)			2,566,204	—
			6,605,353	3,039,149

Gulf Manufacturing, LLC	Industrial Metal Fabrication
9% PIK Secured Debt (Maturity - June 30, 2017)		1,185,131	1,185,131	1,185,131
Member Units (Fully diluted 34.2%) (7)			2,979,813	8,560,000
			4,164,944	9,745,131

Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
12% Secured Debt (Maturity - June 4, 2015)		5,737,375	5,082,668	5,400,000
Preferred stock (8% cumulative) (7)			1,040,222	1,040,222
Warrants (Fully diluted 35.2%)			717,640	1,360,000
			6,840,530	7,800,222

Hawthorne Customs & Dispatch Services, LLC	Transportation/ Logistics
Member Units (Fully diluted 59.1%) (7)			692,500	1,300,000
Member Units (Wallisville Real Estate, LLC) (Fully diluted 59.1%) (7)			1,214,784	1,214,784
			1,907,284	2,514,784

Hydratec, Inc.	Agricultural Services
Common Stock (Fully diluted 92.5%) (7)			7,089,911	10,414,911

Indianapolis Aviation Partners, LLC	FBO / Aviation Support Services
12% Secured Debt (Maturity - September 15, 2014)		4,500,000	4,178,150	4,350,000
Warrants (Fully diluted 30.1%)			1,129,286	1,270,286
			5,307,436	5,620,286

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2011

(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)
Jensen Jewelers of Idaho, LLC	Retail Jewelry
Prime Plus 2%, Current Coupon 5.25%, Secured Debt (Maturity - November 14, 2013)		2,260,000	2,258,575	2,260,000
13% Current / 6% PIK Secured Debt (Maturity - November 14, 2013)		2,344,896	2,343,198	2,344,896
Member Units (Fully diluted 60.8%) (7)			811,000	1,750,000
			5,412,773	6,354,896

Lighting Unlimited, LLC	Commercial and Residential Lighting Products and Design Services
8% Secured Debt (Maturity - August 22, 2012)		2,000,000	1,972,676	1,972,676
Preferred Stock (non-voting)			510,098	510,098
Warrants (Fully diluted 7.07%)			54,000	—
Common Stock (Fully diluted 70.0%)			100,000	100,000
			2,636,774	2,582,774

Mid-Columbia Lumber Products, LLC	Specialized Lumber Products
10% Secured Debt (Maturity - April 1, 2012)		1,250,000	1,250,000	1,250,000
12% Secured Debt (Maturity - December 18, 2011)		3,900,000	3,872,028	3,900,000
9.5% Secured Debt (Mid-Columbia Real Estate, LLC) (Maturity - May 13, 2025)		1,084,800	1,084,800	1,084,800
Warrants (Fully diluted 9.2%)			250,000	890,000
Member Units (Fully diluted 42.9%)			812,000	930,000

Member Units (Mid-Columbia Real Estate, LLC) (Fully diluted 50.0%)			250,000	810,000
			7,518,828	8,864,800

NAPCO Precast, LLC	Precast Concrete Manufacturing
18% Secured Debt (Maturity - February 1, 2013)		5,923,077	5,873,252	5,923,077
Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity - February 1, 2013) (8)		3,384,615	3,372,167	3,384,615
Member Units (Fully diluted 35.3%) (7)			2,020,000	3,510,000
			11,265,419	12,817,692

NTS Holdings, Inc.	Trench & Traffic Safety Equipment
12% Secured Debt (Maturity - April 30, 2015)		6,000,000	5,967,193	5,967,193
Preferred stock (12% cumulative) (7)			11,251,405	11,251,405
Common Stock (Fully diluted 72.3%)			1,621,255	190,000
			18,839,853	17,408,598

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
12% Secured Debt (Maturity - April 1, 2013)		9,770,000	9,729,276	9,729,276
Common Stock (Fully diluted 48.0%)			1,080,000	1,300,000
			10,809,276	11,029,276

Pegasus Research Group, LLC (Televerde)	Telemarketing and Data Services
13% Current / 3% PIK Secured Debt (Maturity - January 6, 2016)		6,342,002	6,261,422	6,261,422
Member Units (Fully diluted 43.7%)			1,250,000	1,250,000
			7,511,422	7,511,422

PPL RVs, Inc.	Recreational Vehicle Parts and Consignment
18% Secured Debt (Maturity - June 10, 2015)		5,750,000	5,677,710	5,750,000
Member Units (Fully diluted 50.1%)			2,150,000	3,250,000
			7,827,710	9,000,000

Principle Environmental, LLC	Noise Abatement Products/Services
12% Secured Debt (Maturity - February 1, 2016)		5,500,000	4,271,016	4,271,016
12% Current / 2% PIK Secured Debt (Maturity - February 1, 2016)		500,000	490,000	490,000
Warrants (Fully diluted 15%)			1,200,000	1,200,000
Member Units (Fully diluted 25%)			2,000,000	2,000,000
			7,961,016	7,961,016

River Aggregates, LLC	Construction Aggregates
12% Secured Debt (Maturity - March 30, 2016)		3,500,000	3,314,494	3,314,494
Warrants (Fully diluted 10%)			122,500	122,500
Member Units (Fully diluted 45%)			550,000	550,000
			3,986,994	3,986,994

The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
4.5% Current / 4.5% PIK Secured Debt (Maturity — October 2, 2013)		1,022,013	1,016,675	1,016,675
6% Current / 6% PIK Secured Debt (Maturity — October 2, 2013)		5,252,500	5,112,604	5,112,604
Warrants (Fully diluted 47.1%)			895,943	—
			7,025,222	6,129,279

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2011

(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)
Thermal & Mechanical Equipment, LLC	Heat Exchange / Filtration Products and Services
Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity - September 25, 2014) (8)		1,415,540	1,407,768	1,407,768
13% Current / 5% PIK Secured Debt (Maturity - September 25, 2014)		4,509,680	4,455,564	4,509,680
Member Units (Fully diluted 50.0%) (7)			1,000,000	3,720,000
			6,863,332	9,637,448

Uvalco Supply, LLC	Farm and Ranch Supply
Member Units (Fully diluted 42.8%) (7)			1,113,243	2,060,000

Van Gilder Insurance Corporation	Insurance Brokerage
8% Secured Debt (Maturity - January 31, 2016)		1,890,445	1,864,206	1,864,206
13% Secured Debt (Maturity - January 31, 2016)		6,150,000	4,906,126	4,906,126
Warrants (Fully diluted 10%)			1,208,643	1,208,643
Common Stock (Fully diluted 15.51%)			2,499,876	2,499,876
			10,478,851	10,478,851

Vision Interests, Inc.	Manufacturer/Installer of Commercial Signage
2.6% Current /10.4% PIK Secured Debt (Maturity - June 5, 2012)		9,400,000	8,424,811	6,322,651
2.6% Current /10.4% PIK Secured Debt (Maturity - June 5, 2016)		760,000	740,587	740,587
Warrants (Fully diluted 38.2%)			160,010	—
Common Stock (Fully diluted 22.3%)			372,000	—
			9,697,408	7,063,238

Ziegler’s NYPD, LLC	Casual Restaurant Group
Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity - October 31, 2013) (8)		1,000,000	994,928	994,928
13% Current / 5% PIK Secured Debt (Maturity - October 31, 2013)		4,923,793	4,881,347	4,881,347
Warrants (Fully diluted 46.6%)			600,000	539,500
			6,476,275	6,415,775

Subtotal Control Investments (34.8% of total investments at fair value)			187,884,250	206,162,509

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2011

(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Affiliate Investments (4)
American Sensor Technologies, Inc.	Manufacturer of Commercial/ Industrial Sensors
9% Secured Debt (Maturity - May 31, 2012)		3,297,783	3,283,052	3,283,052
Warrants (Fully diluted 19.6%)			49,990	2,230,000
			3,333,042	5,513,052

Audio Messaging Solutions, LLC	Audio Messaging Services
12% Secured Debt (Maturity - June 16, 2016)		14,560,000	14,008,544	14,426,000
Warrants (Fully diluted 9.8%)			886,933	2,110,000
			14,895,477	16,536,000

Compact Power Equipment Centers LLC	Light to Medium Duty Equipment Rental
6% Current / 6% PIK Secured Debt (Maturity - December 30, 2014)		2,769,142	2,743,190	2,743,190
Series A Member Units (8% cumulative) (7)			820,110	820,110
Member Units (Fully diluted 10.6%)			1,147	1,147
			3,564,447	3,564,447

DrillingInfo, Inc.	Information Services for the Oil and Gas Industry
12% Secured Debt (Maturity - November 20, 2014)		8,000,000	6,943,909	8,000,000
8.75% Secured Debt (Maturity - April 18, 2016)		750,000	750,000	750,000
Warrants (Fully diluted 4.9%)			1,250,000	8,330,000
Common Stock (Fully diluted 2.4%)			1,335,325	3,930,325
			10,279,234	21,010,325

East Teak Fine Hardwoods, Inc.	Hardwood Products
Common Stock (Fully diluted 5.0%)			480,318	330,000

Houston Plating & Coatings, LLC	Plating & Industrial Coating Services
Prime Plus 2%, Current Coupon 5.25%, Debt (Maturity - July 18, 2013)		300,000	300,000	300,000
Member Units (Fully diluted 11.1%) (7)			335,000	3,605,000
			635,000	3,905,000

IRTH Holdings, LLC	Utility Technology Services
12% Secured Debt (Maturity - December 29, 2015)		5,683,940	5,588,476	5,683,940
Member Units (Fully diluted 22.3%)			850,000	1,570,000
			6,438,476	7,253,940

KBK Industries, LLC	Specialty Manufacturer of Oilfield and Industrial Products
10% Secured Debt (Maturity - March 31, 2012)		264,940	264,940	264,940
14% Secured Debt (Maturity - January 23, 2014)		5,250,000	5,250,000	5,250,000
Member Units (Fully diluted 18.8%) (7)			340,833	2,180,000
			5,855,773	7,694,940

Laurus Healthcare, LP	Healthcare Facilities / Services
9% Secured Debt (Maturity - May 12, 2016)		6,150,000	6,150,000	6,150,000
Class A and C Units (Fully diluted 13.1%) (7)			79,505	5,360,000
			6,229,505	11,510,000

Merrick Systems, Inc.	Software and Information Technology
13% Secured Debt (Maturity - May 5, 2015)		2,900,000	2,491,742	2,680,000
Warrants (Fully diluted 6.5%)			450,000	880,000
			2,941,742	3,560,000

Olympus Building Services, Inc.	Custodial/Facilities Services
12% Secured Debt (Maturity - March 27, 2014)		3,150,000	2,952,389	3,050,000
12% Current / 3% PIK Secured Debt (Maturity - March 27, 2014)		998,843	998,843	998,843
Warrants (Fully diluted 22.5%)			470,000	600,000
			4,421,232	4,648,843

OnAsset Intelligence, Inc.	Transportation Monitoring/Tracking Services
12% Secured Debt (Maturity - October 18, 2012)		1,500,000	697,470	697,470
Preferred Stock (7% cumulative) (Fully diluted 5.75%) (7)			1,521,585	1,521,585
Warrants (Fully diluted 4.0%)			830,000	830,000
			3,049,055	3,049,055

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2011

(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

OPI International Ltd.	Oil and Gas Construction Services
12% Secured Debt (Maturity - November 30, 2015)		11,750,000	11,072,627	11,072,627
Common Stock (Fully diluted 8.0%)			500,000	500,000
			11,572,627	11,572,627

Schneider Sales Management, LLC	Sales Consulting and Training
13% Secured Debt (Maturity - October 15, 2013)		3,567,542	3,489,127	250,000
Warrants (Fully diluted 20.0%)			45,000	—
			3,534,127	250,000

Walden Smokey Point, Inc.	Specialty Transportation
Common Stock (Fully diluted 12.6%)			1,426,667	2,820,000

WorldCall, Inc.	Telecommunication/Information Services
13% Secured Debt (Maturity - April 22, 2012)		646,225	646,225	646,225
Common Stock (Fully diluted 10%)			296,631	—
			942,856	646,225

Subtotal Affiliate Investments (17.6% of total investments at fair value)			79,599,578	103,864,454

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2011

(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Non-Control/Non-Affiliate Investments (5)
Affinity Videonet, Inc.	Videoconferencing Services
13% Secured Debt (Maturity - December 31, 2015)		2,000,000	1,897,393	1,897,393
13% Current / 1% PIK Secured Debt (Maturity - December 31, 2015)		1,675,857	1,671,885	1,671,885
Warrants (Fully diluted 2.5%)			62,500	62,500
			3,631,778	3,631,778

Alon Refining Krotz Springs, Inc. (9)	Petroleum Products/Refining
13.5% Secured Debt (Maturity - October 15, 2014)		4,000,000	3,849,696	4,180,000

Arrowhead General Insurance Agency, Inc. (9)	Insurance
LIBOR Plus 5.75%, Current Coupon 7.5%, Secured Debt (Maturity - March 4, 2017) (8)		3,990,000	3,913,652	3,963,407
LIBOR Plus 9.5%, Current Coupon 11.25% Secured Debt (Maturity - September 30, 2017) (8)		2,000,000	1,941,398	1,990,000
			5,855,050	5,953,407

Bourland & Leverich Supply Co., LLC (9)	Distributor of Oil & Gas Tubular Goods
LIBOR Plus 9%, Current Coupon 11%, Secured Debt (Maturity - August 19, 2015) (8)		4,331,251	4,145,853	4,571,878

Brand Connections, LLC	Venue-Based Marketing and Media
14% Secured Debt (Maturity - April 30, 2015)		6,948,943	6,808,751	6,808,751

Chef’s Warehouse (9)	Specialty Food Distributor
LIBOR Plus 9%, Current Coupon 11%, Secured Debt (Maturity - April 23, 2014) (8)		7,861,250	7,667,420	8,057,781

Fairway Group Acquisition (9)	Retail Grocery
LIBOR Plus 6%, Current Coupon 7.5%, Secured Debt (Maturity - March 3, 2017) (8)		7,500,000	7,431,127	7,487,513

Global Tel*Link Corporation (9)	Communications
LIBOR Plus 11.25%, Current Coupon 13%, Secured Debt (Maturity - May 10, 2017) (8)		3,000,000	2,944,693	3,027,495

Golden Nugget, LLC (9)	Hotel/Casino
LIBOR Plus 8.5%, Current Coupon 10%, Secured Debt (Maturity - April 25, 2016) (8)		10,000,000	9,605,024	9,850,000

Gundle/SLT Environmental, Inc. (9)	Environmental Services
LIBOR Plus 5.5%, Current Coupon 7.0%, Secured Debt (Maturity - May 24, 2016) (8)		3,000,000	2,970,416	2,977,500
LIBOR Plus 9.5%, Current Coupon 11%, Secured Debt (Maturity - November 23, 2016) (8)		4,000,000	3,920,823	3,949,920
			6,891,239	6,927,420

Hayden Acquisition, LLC	Manufacturer of Utility Structures
8% Secured Debt (Maturity - July 1, 2011)		1,800,000	1,781,303	—

Hoffmaster Group, Inc. (9)	Manufacturer of Specialty Tabletop Products
LIBOR Plus 5%, Current Coupon 7%, Secured Debt (Maturity - June 2, 2016) (8)		1,490,385	1,439,426	1,496,303
13.5% Secured Debt (Maturity - June 2, 2017)		5,000,000	4,887,082	5,075,000
			6,326,508	6,571,303

Managed Health Care Associates, Inc. (9)	Healthcare Products
LIBOR Plus 3.25%, Current Coupon 3.53%, Secured Debt (Maturity - August 1, 2014)		2,987,606	2,560,959	2,905,447

Megapath Inc. (9)	Communications
LIBOR Plus 10%, Current Coupon 12%, Secured Debt (Maturity - November 3, 2015) (8)		3,800,000	3,732,122	3,866,500

Miramax Film NY, LLC (9)	Motion Picture Producer and Distributor
LIBOR Plus 11%, Current Coupon 13%, Secured Debt (Maturity - December 22, 2016) (8)		4,000,000	3,924,489	4,170,000
Class B Units (Fully diluted 0.2%)			500,000	500,000
			4,424,489	4,670,000

Northland Cable Television, Inc. (9)	Cable Broadcasting
LIBOR Plus 6%, Current Coupon 7.75%, Secured Debt (Maturity - December 30, 2016) (8)		4,975,000	4,837,786	4,875,843

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2011

(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Non-Control/Non-Affiliate Investments (5)
Physician Oncology Services, LP (9)	Healthcare Services
LIBOR Plus 4.75%, Current Coupon 6.25%, Secured Debt (Maturity - January 31, 2017) (8)		839,921	830,997	834,672

Pierre Foods, Inc. (9)	Foodservice Supplier
LIBOR Plus 5.25%, Current Coupon 7%, Secured Debt (Maturity - September 30, 2016) (8)		4,962,500	4,873,717	5,021,430
LIBOR Plus 9.5%, Current Coupon 11.25%, Secured Debt (Maturity - September 29, 2017) (8)		2,000,000	1,935,419	2,052,500
			6,809,136	7,073,930

Shearer’s Foods, Inc. (9)	Manufacturer of Food / Snacks
12% Current / 3.5% PIK Secured Debt (Maturity - March 31, 2016)		4,181,772	4,093,050	4,202,681

Sourcehov LLC (9)	Outsource/Consulting Services
LIBOR Plus 5.375%, Current Coupon 6.625%, Secured Debt (Maturity - April 28, 2017) (8)		3,000,000	2,895,764	2,902,500
LIBOR Plus 9.25%, Current Coupon 10.5%, Secured Debt (Maturity - April 30, 2018) (8)		3,000,000	2,865,692	2,870,640
			5,761,456	5,773,140

Standard Steel, LLC (9)	Manufacturer of Steel Wheels and Axles
12% Secured Debt (Maturity - April 30, 2015)		3,000,000	2,911,366	3,133,200

Support Systems Homes, Inc.	Manages Substance Abuse Treatment Centers
15% Secured Debt (Maturity - August 31, 2018)		576,600	576,600	576,600

Technical Innovations, LLC	Manufacturer of Specialty Cutting Tools and Punches
13.5% Secured Debt (Maturity - January 16, 2015)		2,950,000	2,922,036	2,950,000
10% Secured Debt (Maturity - May 4, 2026)		1,440,000	1,411,335	1,411,335
			4,333,371	4,361,335

The Tennis Channel, Inc.	Sports Broadcasting/Media
LIBOR Plus 6% / 4% PIK, Current Coupon with PIK 14%, Secured Debt (Maturity - January 1, 2013) (8)		10,395,656	10,801,470	10,801,470
Warrants (Fully diluted 0.11%)			235,467	235,467
			11,036,937	11,036,937

Ulterra Drilling Technologies, L.P. (9)	Oilfield Services
LIBOR Plus 7.5%, Current Coupon 9.5%, Secured Debt (Maturity - June 9, 2016) (8)		7,500,000	7,351,884	7,406,250
LIBOR Plus 6.5%, Current Coupon 8.5% Secured Debt (Maturity - June 9, 2016) (8)		1,348,367	1,298,987	1,320,456
			8,650,871	8,726,706

UniTek Global Services, Inc. (9)	Telecommunications
LIBOR Plus 7.5%, Current Coupon 9%, Secured Debt (Maturity - April 15, 2017) (8)		10,000,000	9,707,528	9,825,000

Vision Solutions, Inc.	Computers & Electronics
LIBOR Plus 4.5%, Current Coupon 6%, Secured Debt (Maturity - July 23, 2016) (8)		4,937,500	4,884,750	4,928,242
LIBOR Plus 8%, Current Coupon 9.5%, Secured Debt (Maturity - July 23, 2017) (8)		5,000,000	4,951,441	4,993,750
			9,836,191	9,921,992

Walter Investment Management Corp. (9)	Real Estate
LIBOR Plus 6.25%, Current Coupon 7.75%, Secured Debt (Maturity - June 30, 2016) (8)		3,000,000	2,940,000	2,940,000
LIBOR Plus 11%, Current Coupon 12.5%, Secured Debt (Maturity - December 30, 2016) (8)		3,000,000	2,940,000	2,940,000
			5,880,000	5,880,000

Other Non-Control/Non-Affiliate Investments (10)		5,000,000	5,001,827	5,005,776

Subtotal Non-Control/Non-Affiliate Investments (27.0% of total investments at fair value)			157,923,128	159,737,085

Main Street Capital Partners, LLC (Investment Manager) (0.3% of total investments at fair value)	Asset Management
100% of Membership Interests			4,284,042	1,964,649

Total Portfolio Investments, June 30, 2011			$429,690,998	$471,728,697

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2011

(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Marketable Securities and Idle Funds Investments	Investments in Secured and Rated Debt Investments, Certificates of Deposit, and Diversified Bond Funds
AL Gulf Coast Terminals, LLC
LIBOR Plus 5%, Current Coupon 6.75%, Secured Debt (Maturity - July 22, 2016) (8)		$6,655,428	$6,490,349	$6,688,705
API Technologies Corp.
LIBOR Plus 6.25%, Current Coupon 7.75%, Secured Debt (Maturity - June 27, 2016) (8)		2,500,000	2,412,500	2,450,000
ATI Acquisition I Corp.
LIBOR Plus 5.5%, Current Coupon 7.5%, Secured Debt (Maturity - March 11, 2016) (8)		2,856,137	2,815,493	2,838,286
Centerplate, Inc.
LIBOR Plus 8.5%, Current Coupon 10.5%, Secured Debt (Maturity - September 16, 2016) (8)		2,985,000	2,905,023	3,004,597
Excelitas Technologies Corp.
LIBOR Plus 4.5%, Current Coupon 5.5%, Secured Debt (Maturity - November 29, 2016) (8)		2,985,000	2,985,000	2,988,119
Flexera Software, Inc.
LIBOR Plus 5.75%, Current Coupon 7.5%, Secured Debt (Maturity - January 20, 2017) (8)		4,387,500	4,306,722	4,420,406
Helm Financial Corporation
LIBOR Plus 5%, Current Coupon 6.25%, Secured Debt (Maturity - June 1, 2017) (8)		1,995,000	1,975,270	1,996,995
Henniges Automotive Holdings, Inc.
LIBOR Plus 10%, Current Coupon 12%, Secured Debt (Maturity - October 28, 2016) (8)		2,916,667	2,862,911	2,916,666
Il Fornaio Corporation
LIBOR Plus 5.25%, Current Coupon 6.5%, Secured Debt (Maturity - June 10, 2017) (8)		1,995,000	1,985,137	1,997,504
JJ Lease Funding Corp.
LIBOR Plus 8.5%, Current Coupon 10%, Secured Debt (Maturity - April 29, 2017) (8)		4,000,000	3,882,694	3,925,000
Medpace Intermediateco, Inc.
LIBOR Plus 5%, Current Coupon 6.5%, Secured Debt (Maturity - June 17, 2017) (8)		5,000,000	4,925,000	4,925,000
MLM Holdings, Inc.
LIBOR Plus 5.25%, Current Coupon 7%, Secured Debt (Maturity - December 1, 2016) (8)		6,947,500	6,852,244	6,951,842
Mood Media Corporation
LIBOR Plus 5.5%, Current Coupon 7%, Secured Debt (Maturity - May 6, 2018) (8)		3,000,000	2,970,136	2,973,750
MultiPlan, Inc.
LIBOR Plus 3.25%, Current Coupon 4.75%, Secured Debt (Maturity - August 26, 2017) (8)		3,846,154	3,846,154	3,832,923
NAI Entertainment Holdings LLC
8.25% Bond (Maturity - December 15, 2017)		1,500,000	1,500,000	1,608,750
Pacific Architects and Engineers Incorporated
LIBOR Plus 6%, Current Coupon 7.5%, Secured Debt (Maturity - April 4, 2017) (8)		5,000,000	4,902,149	4,987,500
Pretium Packaging Bond
11.5% Bond (Maturity - April 1, 2016)		1,500,000	1,500,000	1,518,750
Race Point Power, LLC
LIBOR Plus 6%, Current Coupon 7.75%, Secured Debt (Maturity - January 11, 2018) (8)		4,783,891	4,694,485	4,809,317
Radio One, Inc.
LIBOR Plus 6%, Current Coupon 7.5%, Secured Debt (Maturity - March 31, 2016) (8)		2,992,500	2,935,001	3,025,702
SonicWALL, Inc.
LIBOR Plus 6.25%, Current Coupon 8.25%, Secured Debt (Maturity - January 23, 2016) (8)		1,394,355	1,396,512	1,401,327
Speedy Cash Intermediate Holdings Corp.
10.75% Bond (Maturity - May 15, 2018)		2,000,000	2,000,000	2,045,000
Sprouts Farmers Markets Holdings, LLC
LIBOR Plus 4.75%, Current Coupon 6%, Secured Debt (Maturity - April 18, 2018) (8)		2,992,500	2,933,788	2,973,812
Surgery Center Holdings, Inc.
LIBOR Plus 5%, Current Coupon 6.5%, Secured Debt (Maturity - February 6, 2017) (8)		4,987,500	4,963,069	5,031,141
United Refining Bond
10.5% Bond (Maturity - February 28, 2017)		3,000,000	3,000,000	3,000,000
Visant Corporation
LIBOR Plus 4%, Current Coupon 5.25%, Secured Debt (Maturity - December 22, 2016) (8)		4,975,000	4,975,000	4,958,110
Wyle Services Corporation
LIBOR Plus 4.25%, Current Coupon 5.75%, Secured Debt (Maturity - March 26, 2017) (8)		3,911,604	3,888,460	3,928,228
Yankee Cable Acquisition, LLC
LIBOR Plus 4.5%, Current Coupon 6.5%, Secured Debt (Maturity - August 26, 2016) (8)		3,970,000	3,917,656	3,974,824

Other Marketable Securities and Idle Funds Investments (11)		24,545,983	25,095,607	25,126,994

Subtotal Marketable Securities and Idle Funds Investments (20.3% of total investments at fair value)			118,916,360	120,299,248

Total Investments, June 30, 2011			$548,607,358	$592,027,945

(1)	Debt investments are generally income producing. Equity and warrants are non-income producing, unless otherwise noted.
(2)	See Note C for summary geographic location of portfolio companies.
(3)

Controlled investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”) as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.

(4)	Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as Controlled investments.
(5)	Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.
(6)	Principal is net of prepayments. Cost is net of prepayments and accumulated unearned income.
(7)	Income producing through dividends or distributions.
(8)	Index based floating interest rate is subject to contractual minimum interest rates.
(9)	Private placement portfolio investment.
(10)	Other Non-Control/Non-Affiliate investments consist of equity investments in lower middle market companies.
(11)	Other Marketable Securities and Idle Funds Investments consist of investments in secured and rated debt investments and diversified bond funds.

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)
Café Brazil, LLC	Casual Restaurant Group
12% Secured Debt (Maturity - April 20, 2013)		2,000,000	1,997,439	2,000,000
Member Units (Fully diluted 41.0%) (7)			41,837	2,240,000
			2,039,276	4,240,000

California Healthcare Medical Billing, Inc.	Healthcare Billing and Records Management
12% Secured Debt (Maturity - October 17, 2013)		7,303,000	6,937,251	6,985,748
Warrants (Fully diluted 20.4%)			1,193,333	3,380,333
Common Stock (Fully diluted 9.7%)			1,176,667	1,390,000
			9,307,251	11,756,081

CBT Nuggets, LLC	Produces and Sells IT Certification Training Videos
10% Secured Debt (Maturity - March 31, 2012)		775,000	775,000	775,000
14% Secured Debt (Maturity - December 31, 2013)		2,800,000	2,787,551	2,792,180
Member Units (Fully diluted 40.8%) (7)			1,299,520	3,450,000
			4,862,071	7,017,180

Ceres Management, LLC (Lambs)	Aftermarket Automotive Services Chain
14% Secured Debt (Maturity - May 31, 2013)		4,000,000	3,964,568	3,964,568
9.5% Secured Debt (Lamb’s Real Estate Investment I, LLC) (Maturity - August 31, 2014)		1,225,000	1,225,000	1,225,000
Class B Member Units (15% cumulative compounding quarterly) (Non-voting) (7)			1,508,611	1,508,611
Member Units (Fully diluted 70%)			1,813,333	1,100,000
Member Units (Lamb’s Real Estate Investment I, LLC) (Fully diluted 100%) (7)			625,000	625,000
			9,136,512	8,423,179

Condit Exhibits, LLC	Tradeshow Exhibits/ Custom Displays
9% current / 9% PIK Secured Debt (Maturity - July 1, 2013)		4,660,948	4,619,659	4,619,659
Warrants (Fully diluted 47.9%)			320,000	50,000
			4,939,659	4,669,659

Currie Acquisitions, LLC	Manufacturer of Electric Bicycles/Scooters
12% Secured Debt (Maturity - March 1, 2015)		4,750,000	3,971,699	3,971,699
Warrants (Fully diluted 47.3%)			2,566,204	2,340,204
			6,537,903	6,311,903

Gulf Manufacturing, LLC	Industrial Metal Fabrication
8% Secured Debt (Maturity - August 31, 2014)		3,620,000	3,620,000	3,620,000
13% Secured Debt (Maturity - August 31, 2012)		1,680,000	1,649,959	1,675,165
9% PIK Secured Debt (Maturity - June 30, 2017)		1,420,784	1,420,784	1,420,784
Member Units (Fully diluted 34.2%) (7)			2,979,813	5,870,000
			9,670,556	12,585,949

Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
12% Secured Debt (Maturity - June 4, 2015)		6,000,000	5,255,101	5,255,101
Warrants (Fully diluted 35.2%)			717,640	717,640
Mandatorily Redeemable Preferred Stock			1,000,000	1,000,000
			6,972,741	6,972,741

Hawthorne Customs & Dispatch Services, LLC	Transportation/ Logistics
Member Units (Fully diluted 59.1%) (7)			692,500	1,250,000
Member Units (Wallisville Real Estate, LLC) (Fully diluted 59.1%) (7)			1,214,784	1,214,784
			1,907,284	2,464,784

Hydratec, Inc.	Agricultural Services
Common Stock (Fully diluted 92.5%) (7)			7,087,911	9,177,911

Indianapolis Aviation Partners, LLC	FBO / Aviation Support Services
12% Secured Debt (Maturity - September 15, 2014)		4,500,000	4,140,255	4,350,000
Warrants (Fully diluted 30.1%)			1,129,286	1,570,286
			5,269,541	5,920,286

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)
Jensen Jewelers of Idaho, LLC	Retail Jewelry
Prime Plus 2%, Current Coupon 5.25%, Secured Debt (Maturity - November 14, 2011)		2,260,000	2,256,486	2,260,000
13% current / 6% PIK Secured Debt (Maturity - November 14, 2011)		2,344,897	2,340,040	2,344,896
Member Units (Fully diluted 60.8%) (7)			811,000	1,060,000
			5,407,526	5,664,896

Mid-Columbia Lumber Products, LLC	Specialized Lumber Products
10% Secured Debt (Maturity - April 1, 2012)		1,250,000	1,250,000	1,250,000
12% Secured Debt (Maturity - December 18, 2011)		3,900,000	3,803,664	3,900,000
9.5% Secured Debt (Mid - Columbia Real Estate, LLC) (Maturity - May 13, 2025)		1,107,400	1,107,400	1,107,400
Warrants (Fully diluted 25.5%)			250,000	740,000
Member Units (Fully diluted 26.7%)			500,000	770,000
Member Units (Mid - Columbia Real Estate, LLC) (Fully diluted 50.0%)			250,000	250,000
			7,161,064	8,017,400

NAPCO Precast, LLC	Precast Concrete Manufacturing
18% Secured Debt (Maturity - February 1, 2013)		5,923,077	5,860,313	5,923,077
Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity - February 1, 2013) (8)		3,384,615	3,368,600	3,384,615
Member Units (Fully diluted 35.3%) (7)			2,020,000	4,340,000
			11,248,913	13,647,692

NTS Holdings, Inc.	Trench & Traffic Safety Equipment
12% Secured Debt (Maturity - April 30, 2015)		6,000,000	5,963,931	5,963,931
Preferred stock (12% cumulative, compounded quarterly) (7)			10,635,273	10,635,273
Common Stock (Fully diluted 72.3%)			1,621,255	776,000
			18,220,459	17,375,204

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
12% Secured Debt (Maturity - April 1, 2013)		10,170,000	10,116,824	10,116,824
Common Stock (Fully diluted 48.0%)			1,080,000	500,000
			11,196,824	10,616,824

PPL RVs, Inc.	RV Aftermarket Consignment/Parts
18% Secured Debt (Maturity - June 10, 2015)		6,250,000	6,165,058	6,165,058
Common Stock (Fully diluted 50.1%)			2,150,000	2,150,000
			8,315,058	8,315,058

The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
4.5% current / 4.5% PIK Secured Debt (Maturity — October 2, 2013)		507,625	501,176	501,176
6% current / 6% PIK Secured Debt (Maturity — October 2, 2013)		5,101,667	4,935,760	4,935,760
Warrants (Fully diluted 47.1%)			895,943	190,000
			6,332,879	5,626,936

Thermal & Mechanical Equipment, LLC	Heat Exchange / Filtration Products and Services
Prime plus 2%, Current Coupon 9%, Secured Debt (Maturity - September 25, 2014) (8)		1,750,000	1,739,152	1,739,152
13% current / 5% PIK Secured Debt (Maturity - September 25, 2014)		5,575,220	5,501,111	5,575,220
Warrants (Fully diluted 50.0%)			1,000,000	1,940,000
			8,240,263	9,254,372

Uvalco Supply, LLC	Farm and Ranch Supply
Member Units (Fully diluted 42.8%) (7)			1,113,243	1,560,000

Vision Interests, Inc.	Manufacturer/Installer of
2.6% current /10.4% PIK Secured Debt (Maturity - June 5, 2012)	Commercial Signage	9,400,000	8,424,811	8,022,651
2.6% current /10.4% PIK Secured Debt (Maturity - June 5, 2016)		760,000	739,663	739,663
Warrants (Fully diluted 38.2%)			160,010	—
Common Stock (Fully diluted 22.3%)			372,000	—
			9,696,484	8,762,314
Control Investments (3)
Ziegler’s NYPD, LLC	Casual Restaurant Group
Prime plus 2%, Current Coupon 9%, Secured Debt (Maturity - October 1, 2013) (8)		1,000,000	993,937	993,937
13% current / 5% PIK Secured Debt (Maturity - October 1, 2013)		4,801,810	4,752,088	4,752,088
Warrants (Fully diluted 46.6%)			600,000	470,000
			6,346,025	6,216,025

Subtotal Control Investments			161,009,443	174,596,394

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Affiliate Investments (4)

American Sensor Technologies, Inc.	Manufacturer of Commercial/ Industrial Sensors
9% current / 2% PIK Secured Debt (Maturity - May 31, 2012)		3,536,182	3,514,113	3,514,113
Warrants (Fully diluted 19.6%)			49,990	1,830,000
			3,564,103	5,344,113

Audio Messaging Solutions, LLC	Audio Messaging Services
12% Secured Debt (Maturity - May 8, 2014)		7,700,000	7,356,395	7,426,299
Warrants (Fully diluted 8.4%)			468,373	1,280,000
			7,824,768	8,706,299

Compact Power Equipment Centers, LLC	Light to Medium Duty Equipment Rental
6% Current / 6% PIK Secured Debt (Maturity - September 23, 2014)		3,153,971	3,120,950	3,120,950
Member Units (Fully diluted 11.5%)			1,147	1,147
			3,122,097	3,122,097

DrillingInfo, Inc.	Information Services for the Oil and Gas Industry
12% Secured Debt (Maturity - November 20, 2014)		8,000,000	6,832,370	7,770,000
Warrants (Fully diluted 5.0%)			1,250,000	4,010,000
Common Stock (Fully diluted 2.1%)			1,085,325	1,710,325
			9,167,695	13,490,325

East Teak Fine Hardwoods, Inc.	Hardwood Products
Common Stock (Fully diluted 5.0%)			480,318	330,000

Houston Plating & Coatings, LLC	Plating & Industrial Coating Services
Prime plus 2%, Current Coupon 5.25%, Debt (Maturity - July 18, 2013)		300,000	300,000	300,000
Member Units (Fully diluted 11.1%) (7)			335,000	3,025,000
			635,000	3,325,000

IRTH Holdings, LLC	Utility Technology Services
12% Secured Debt (Maturity - December 29, 2015)		6,000,000	5,891,126	5,891,126
Member Units (Fully diluted 22.3%)			850,000	850,000
			6,741,126	6,741,126

KBK Industries, LLC	Specialty Manufacturer of Oilfield and Industrial Products
10% Secured Debt (Maturity - March 31, 2011)		514,940	514,940	514,940
14% Secured Debt (Maturity - January 23, 2011)		5,250,000	5,241,999	5,241,999
Member Units (Fully diluted 18.8%) (7)			340,833	1,790,333
			6,097,772	7,547,272

Laurus Healthcare, LP	Healthcare Facilities / Services
13% Secured Debt (Maturity - May 7, 2012)		2,275,000	2,275,000	2,275,000
13% Secured Debt (Maturity - December 31, 2011)		525,000	525,000	525,000
Warrants (Fully diluted 13.1%)			79,505	4,620,000
			2,879,505	7,420,000

Lighting Unlimited, LLC	Commercial and Residential Lighting Products and Design Services
Prime Plus 1% Secured Debt (Maturity - August 22, 2012) (8)		949,996	946,598	946,598
14% Secured Debt (Maturity - August 22, 2012)		1,760,101	1,723,326	1,723,326
Warrants (Fully diluted 17.0%)			54,000	—
			2,723,924	2,669,924

Merrick Systems, Inc.	Software and Information Technology
13% Secured Debt (Maturity - May 5, 2015)		3,000,000	2,540,849	2,540,849
Warrants (Fully diluted 6.5%)			450,000	450,000
			2,990,849	2,990,849

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Affiliate Investments (4)
Olympus Building Services, Inc.	Custodial/Facilities Services
12% Secured Debt (Maturity - March 27, 2014)		3,150,000	2,976,408	3,050,000
12% Current / 3% PIK Secured Debt (Maturity - March 27, 2014)		984,000	984,001	984,001
Warrants (Fully diluted 22.5%)			470,000	930,000
			4,430,409	4,964,001

OPI International Ltd.	Oil and Gas Construction Services
12% Secured Debt (Maturity - November 30, 2015)		8,700,000	8,537,285	8,537,285
12% Secured Debt (Maturity - November 30, 2015)		750,000	252,288	252,288
Warrants (Fully diluted 8.0%)			500,000	500,000
			9,289,573	9,289,573

Schneider Sales Management, LLC	Sales Consulting and Training
13% Secured Debt (Maturity - October 15, 2013)		3,367,542	3,289,127	1,000,000
Warrants (Fully diluted 20.0%)			45,000	—
			3,334,127	1,000,000

Walden Smokey Point, Inc.	Specialty Transportation
Common Stock (Fully diluted 12.6%)			1,426,667	2,620,000

WorldCall, Inc.	Telecommunication/Information Services
13% Secured Debt (Maturity - April 22, 2011)		646,225	646,225	646,225
Common Stock (Fully diluted 10.0%)			296,631	—
			942,856	646,225

Subtotal Affiliate Investments			65,650,789	80,206,804

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Non-Control/Non-Affiliate Investments (5)

Affinity Videonet, Inc.	Videoconferencing Services
9% Secured Debt (Maturity - December 31, 2012)		500,000	490,000	490,000
13% Secured Debt (Maturity - December 31, 2015)		2,000,000	1,897,500	1,897,500
13% current / 1% PIK Secured Debt (Maturity - December 31, 2015)		2,000,000	1,995,652	1,995,652
Warrants (Fully diluted 2.5%)			62,500	62,500
			4,445,652	4,445,652
Alon Refining Krotz Springs, Inc. (9)	Petroleum Products/Refining
13.5% Secured Debt (Maturity - October 15, 2014)		4,000,000	3,832,366	3,900,000

Bourland & Leverich Supply Co., LLC (9)	Distributor of Oil & Gas Tubular Goods
LIBOR Plus 8.0%, Current Coupon 11.25%, Secured Debt (Maturity - August 24, 2015) (8)		4,443,750	4,236,574	4,554,847

Brand Connections, LLC	Venue-Based Marketing and Media
14% Secured Debt (Maturity - April 30, 2015)		7,312,500	7,151,303	7,151,303

Chef’s Warehouse (9)	Specialty Food Distributor
LIBOR Plus 9.0%, Current Coupon 11%, Secured Debt (Maturity - April 24, 2014) (8)		8,137,083	7,907,586	8,219,225

Fairway Group Acquisition (9)	Retail Grocery
LIBOR plus 9.5%, Current Coupon 12%, Secured Debt (Maturity - October 1, 2014) (8)		4,950,008	4,827,316	4,968,818

Full Spectrum Holdings LLC (9)	Professional Services
LIBOR Plus 3.0%, Current Coupon 10.75%, Secured Debt (Maturity - December 12, 2012) (8)		1,523,341	1,301,663	1,301,663
Warrants (Fully diluted 0.28%)			412,523	412,523
			1,714,186	1,714,186

Global Tel*Link Corporation (9)	Communications Technology
LIBOR Plus 11.25%, Current Coupon 13%, Secured Debt (Maturity - May 10, 2017) (8)		3,000,000	2,941,728	2,948,271

Hayden Acquisition, LLC	Manufacturer of Utility Structures
8% Secured Debt (Maturity - January 1, 2011)		1,800,000	1,781,303	250,000

Hoffmaster Group, Inc. (9)	Manufacturer of Specialty Tabletop Products
LIBOR Plus 5.0%, Current Coupon 7%, Secured Debt (Maturity - June 13, 2016) (8)		1,509,615	1,453,860	1,490,745
13.5% Secured Debt (Maturity - June 3, 2017)		5,000,000	4,881,278	4,787,500
			6,335,138	6,278,245

Managed Healthcare (9)	Healthcare Products
LIBOR plus 3.25%, Current Coupon 3.53%, Secured Debt (Maturity - August 31, 2014)		1,987,606	1,548,214	1,659,650

Megapath Inc. (9)	Communications Technology
LIBOR plus 10%, Current Coupon 12%, Secured Debt (Maturity - November 4, 2015) (8)		4,000,000	3,922,670	4,040,770

Miramax Film NY, LLC (9)	Motion Picture Producer and Distributor
LIBOR plus 6%, Current Coupon 7.75%, Secured Debt (Maturity - June 30, 2016) (8)		3,000,000	2,940,000	2,940,000
LIBOR plus 11%, Current Coupon 13%, Secured Debt (Maturity - December 30, 2016) (8)		4,000,000	3,920,000	3,920,000
Class B Units (Fully diluted 0.2%)			500,000	500,000
			7,360,000	7,360,000

Northland Cable Television, Inc. (9)	Cable Broadcasting
LIBOR Plus 8.0%, Current Coupon 8.26%, Secured Debt (Maturity - June 22, 2013)		5,000,000	4,851,285	4,988,785

Pierre Foods, Inc. (9)	Foodservice Supplier
Base plus 4.25%, Current Coupon 7.5%, Secured Debt (Maturity - September 30, 2016) (8)		5,000,000	4,903,804	4,992,702
Base plus 8.5%, Current Coupon 11.75%, Secured Debt (Maturity - September 29, 2017) (8)		2,000,000	1,932,106	1,992,181
			6,835,910	6,984,883

Rentech Energy Midwest Corporation (9)	Manufacturer of Fertilizer
LIBOR plus 10%, Current Coupon 12.5%, Secured Debt (Maturity - July 29, 2014) (8)		2,331,606	2,274,262	2,274,262

Shearer’s Foods, Inc. (9)	Manufacturer of Food/Snacks
12% Current / 3% PIK Secured Debt (Maturity - March 21, 2016)		4,092,707	3,999,396	4,154,098

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Non-Control/Non-Affiliate Investments (5)

Standard Steel, LLC (9)	Manufacturer of Steel Wheels and Axles
12% Secured Debt (Maturity - April 30, 2015)		3,000,000	2,902,821	2,988,750

Support Systems Homes, Inc.	Manages Substance Abuse Treatment Centers
15% Secured Debt (Maturity - August 21, 2018)		576,600	576,600	576,600

Technical Innovations, LLC	Manufacturer of Specialty Cutting Tools and Punches
13.5% Secured Debt (Maturity - January 16, 2015)		2,950,000	2,919,118	2,950,000

The Tennis Channel, Inc.	Sports Broadcasting/Media
LIBOR plus 6% / 4% PIK, Current Coupon with PIK 14%, Secured Debt (Maturity - January 1, 2013) (8)		9,198,840	9,230,938	9,230,938
Warrants (Fully diluted 0.10%)			211,938	211,938
			9,442,876	9,442,876

Other Non-Control/Non-Affiliate Investments (10)			105,000	105,000

Subtotal Non-Control/Non-Affiliate Investments			91,911,304	91,956,221

Main Street Capital Partners, LLC (Investment Manager)	Asset Management
100% of Membership Interests			4,284,042	2,051,655

Total Portfolio Investments, December 31, 2010			$322,855,578	$348,811,074

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Marketable Securities and Idle Funds Investments	Investments in Secured and Rated Debt Investments, Certificates of Deposit, and Diversified Bond Funds
AL Gulf Coast Terminals, LLC
LIBOR plus 5.0%, Current Coupon 6.75%, Secured Debt (Maturity - September 21, 2016) (8)		$6,919,997	$6,735,294	$6,746,997
Aspen Dental Management, Inc.
LIBOR plus 5.0%, Current Coupon 8.25%, Secured Debt (Maturity - October 13, 2016) (8)		4,987,500	4,691,670	4,806,974
ATI Acquisition I Corp.
LIBOR plus 5.5%, Current Coupon 7.5%, Secured Debt (Maturity - September 14, 2016) (8)		2,885,675	2,841,517	2,857,332
Booz Allen Hamilton Inc.
13% Debt (Maturity - July 5, 2016)		1,716,044	1,781,625	1,765,380
Centerplate, Inc.
LIBOR plus 7.5%, Current Coupon 10.75%, Secured Debt (Maturity - September 16, 2016) (8)		3,000,000	2,914,206	2,988,750
CHG Companies, Inc.
LIBOR plus 5.5%, Current Coupon 7.25%, Secured Debt (Maturity - October 14, 2016) (8)		1,975,000	1,937,558	1,996,754
Excelitas Technologies Corp.
LIBOR plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity - December 2, 2016) (8)		3,000,000	2,971,096	3,020,771
Gentiva Health Services, Inc.
LIBOR plus 5.0%, Current Coupon 6.75%, Secured Debt (Maturity - September 20, 2016) (8)		2,981,250	2,975,289	3,014,789
Henniges Automotive Holdings, Inc.
LIBOR plus 10.0%, Current Coupon 12%, Secured Debt (Maturity - December 7, 2016) (8)		3,000,000	2,941,308	2,941,308
MLM Holdings, Inc.
LIBOR plus 5.25%, Current Coupon 7%, Secured Debt (Maturity - December 1, 2016) (8)		6,982,500	6,879,686	6,897,406
MultiPlan, Inc.
LIBOR plus 4.75%, Current Coupon 6.5%, Secured Debt (Maturity - August 26, 2017) (8)		3,876,923	3,863,709	3,913,269
Rite Aid Corporation
7.5% Bond (Maturity - March 1, 2017)		2,000,000	1,889,335	1,845,874
SonicWALL, Inc.
LIBOR plus 6.25%, Current Coupon 8.25%, Secured Debt (Maturity - August 1, 2016) (8)		1,794,355	1,797,374	1,807,813
Terex Corporation
7.4% Bond (Maturity - January 15, 2014)		2,000,000	2,023,301	2,023,301
Visant Corporation
LIBOR plus 5.25%, Current Coupon 7%, Secured Debt (Maturity - December 28, 2016) (8)		4,987,500	4,891,963	5,057,003
Vision Solutions, Inc.
LIBOR plus 6.0%, Current Coupon 7.75%, Secured Debt (Maturity - July 23, 2016) (8)		1,925,000	1,612,010	1,631,338
Western Refining Inc.
LIBOR plus 7.5%, Current Coupon 10.75%, Secured Debt (Maturity - August 1, 2014) (8)		1,708,883	1,672,628	1,736,654
Wyle Services Corporation
LIBOR plus 4.0%, Current Coupon 6%, Secured Debt (Maturity - September 10, 2016) (8)		3,989,992	3,964,645	4,003,290
Yankee Cable Acquisition, LLC
LIBOR plus 4.5%, Current Coupon 6.5%, Secured Debt (Maturity - August 26, 2016) (8)		3,990,000	3,933,213	3,990,000

Other Marketable Securities and Idle Funds Investments (11)		5,529,450	5,653,480	5,707,855

Subtotal Marketable Securities and Idle Funds Investments			67,970,907	68,752,858

Total Investments, December 31, 2010			$390,826,485	$417,563,932

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

(4) Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as Controlled investments.

(5) Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(6) Principal is net of prepayments.  Cost is net of prepayments and accumulated unearned income.

(7) Income producing through dividends or distributions.

(8) Index based floating interest rate subject to contractual minimum interest rates.

(9) Private placement portfolio investment.

(10) Other Non-Control/Non-Affiliate investments consist of equity investments in lower middle market companies.

(11) Other Marketable Securities and Idle Funds Investments consist of investments in secured and rated debt investments and diversified bond funds.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A — ORGANIZATION AND BASIS OF PRESENTATION

1.                                      Organization

Main Street Capital Corporation (“MSCC”) was formed on March 9, 2007 for the purpose of (i) acquiring 100% of the equity interests of Main Street Mezzanine Fund, LP (“MSMF”) and its general partner, Main Street Mezzanine Management, LLC (“MSMF GP”), (ii) acquiring 100% of the equity interests of Main Street Capital Partners, LLC (the “Investment Manager”), (iii) raising capital in an initial public offering, which was completed in October 2007 (the “IPO”), and (iv) thereafter operating as an internally managed business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). MSMF is licensed as a Small Business Investment Company (“SBIC”) by the United States Small Business Administration (“SBA”) and the Investment Manager acts as MSMF’s manager and investment adviser. Because the Investment Manager, which employs all of the executive officers and other employees of MSCC, is wholly owned by MSCC, MSCC does not pay any external investment advisory fees but instead incurs the operating costs associated with employing investment and portfolio management professionals through the Investment Manager. The IPO and related transactions discussed above were consummated in October 2007 and are collectively termed the “Formation Transactions.”

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

2.                                      Basis of Presentation

Main Street’s financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). For the three and six months ended June 30, 2011 and 2010, Main Street’s consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries, including the Funds.  Portfolio investments, as used herein, refers to all of Main Street’s investments in lower middle market (“LMM”) portfolio companies, private placement portfolio investments, and the investment in the Investment Manager and excludes all “Marketable securities and idle funds investments.” Private placement portfolio investments include investments made through direct or secondary purchases of interest-bearing debt securities in companies that are generally larger in size than the LMM companies included as part of Main Street’s portfolio investments. The Investment Manager is accounted for as a portfolio investment (see Note D). “Marketable securities and idle funds investments” are classified as financial instruments and are reported separately on Main Street’s Consolidated Balance Sheets and Consolidated Schedule of Investments due to the nature of such investments (see Note B.9).  Main Street’s results of operations and cash flows for the three and six months ended June 30, 2011 and 2010, and financial position as of June 30, 2011 and December 31, 2010, are presented on a consolidated basis.  The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current financial statement presentation.

The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2010. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

Portfolio Investment Classification

Main Street classifies its portfolio investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, (a) “Control Investments” are defined as investments in which Main Street owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation, (b) “Affiliate Investments” are defined as investments in which Main Street owns between 5% and 25% of the voting securities and does not have rights to maintain greater than 50% of the board representation, and (c) Non-Control/Non-Affiliate Investments” are defined as investments that are neither Control Investments nor Affiliate Investments. The line item on Main Street’s Consolidated Balance Sheets entitled “Investment in affiliated Investment Manager” represents Main Street’s investment in a wholly owned investment manager subsidiary that is accounted for as a portfolio investment.

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

For valuation purposes, “control” investments are composed of equity and debt securities for which Main Street has a controlling interest in the portfolio company or has the ability to nominate a majority of the portfolio company’s board of directors. Market quotations are generally not readily available for Main Street’s control investments. As a result, Main Street determines the fair value of control investments using a combination of market and income approaches. Under the market approach, Main Street will typically use the enterprise value methodology to determine the fair value of these investments. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”), cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, Main Street analyzes various factors, including the portfolio company’s historical and projected financial results. Main Street allocates the enterprise value to investments in order of the legal priority of the investments. Main Street will also use the income approach to determine the fair value of these securities, based on projections of the discounted future free cash flows that the portfolio company or the debt security will likely generate. The valuation approaches for Main Street’s control investments estimate the value of the investment if Main Street were to sell, or exit, the investment, assuming the highest and best use of the investment by market participants. In addition, these valuation approaches consider the value associated with Main Street’s ability to control the capital structure of the portfolio company, as well as the timing of a potential exit.

For valuation purposes, “non-control” LMM portfolio investments are composed of debt and equity securities for which Main Street does not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company’s board of directors. Market quotations for non-control LMM portfolio investments are generally not readily available. For non-control LMM portfolio investments, Main Street uses a combination of the market and income approaches to value its equity investments and the income approach to value its debt instruments. For non-control LMM debt investments, Main Street determines the fair value primarily using a yield approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Main Street’s estimate of the expected repayment date of an LMM debt security is generally the legal maturity date of the instrument, as Main Street generally intends to hold its loans to maturity. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. Main Street will use the value determined by the yield analysis as the fair value for that security; however, because of Main Street’s general intent to hold its loans to maturity, the fair value will not exceed the face amount of the LMM debt security. A change in the assumptions that Main Street uses to estimate the fair value of its LMM debt securities using the yield analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or an LMM debt security is in workout status, Main Street may consider other factors in determining the fair value of the LMM debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis.

Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each LMM portfolio company once a quarter. In addition to its internal valuation process, in arriving at estimates of fair value for portfolio companies, Main Street, among other things, consults with a nationally recognized independent advisor. The nationally recognized independent advisor is generally consulted relative to each LMM portfolio investment at least once in every calendar year, and for new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent advisor on one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in an LMM portfolio company is determined to be insignificant relative to the total investment portfolio. Main Street consulted with its independent advisor in arriving at Main Street’s determination of fair value on a total of 20 LMM portfolio companies for the six months ended June 30, 2011, representing approximately 40% of the total LMM portfolio and investment in the affiliated Investment Manager at fair value as of June 30, 2011.

Main Street’s private placement portfolio investments primarily consist of direct or secondary purchases of interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in Main Street’s LMM portfolio. For valuation purposes, all of Main Street’s private placement portfolio investments are non-control investments and are composed of securities for which Main Street does not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company’s board of directors. Main Street primarily uses observable inputs to determine the fair value of these investments through obtaining third party quotes or other independent pricing. As of June 30, 2011, Main Street had privately placed portfolio investments in 23 companies collectively totaling approximately $133.3 million in fair value with a total cost basis of approximately $129.8 million. The weighted average revenues for the 23 privately placed portfolio company investments were approximately $399 million.  Main Street’s privately placed portfolio investments are primarily in the form of debt investments and 69% of such debt investments at cost were secured by first priority liens on portfolio company assets as of June 30, 2011. The weighted average effective yield on Main Street’s privately placed portfolio debt investments was approximately 11.0% as of June 30, 2011.

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

The Board of Directors of Main Street has the final responsibility for reviewing and approving, in good faith, Main Street’s estimate of the fair value for its portfolio investments consistent with the 1940 Act requirements.  Main Street believes its portfolio investments as of June 30, 2011 and December 31, 2010 approximate fair value as of those dates based on the market in which Main Street operates and other conditions in existence at those reporting periods.

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

As of June 30, 2011, Main Street had two investments on non-accrual status, which comprised approximately 1.6% of the total portfolio investments at fair value and 3.7% of the total portfolio investments at cost (or 1.2% and 2.8%, respectively with the inclusion of marketable securities and idle funds investments), in each case excluding the investment in the affiliated Investment Manager.  As of December 31, 2010, Main Street had two investments on non-accrual status, which comprised approximately 2.6% of the total portfolio investments at fair value and 3.6% of the total portfolio investments at cost (or 2.2% and 3.0%, respectively with the inclusion of marketable securities and idle funds investments), in each case excluding the investment in the affiliated Investment Manager.

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

In connection with its portfolio debt investments, Main Street sometimes receives nominal cost warrants (“nominal cost equity”) that are valued as part of the negotiation process with the particular portfolio company. When Main Street receives nominal cost equity, Main Street allocates its cost basis in its investment between its debt securities and its nominal cost equity at the time of origination. Any discount recorded on a debt investment resulting from this allocation is reflected as unearned income, which is netted against the debt investment, and accreted into interest income based on the effective interest method over the life of the debt.  The actual collection of this interest may be deferred until the time of debt principal repayment.  To maintain RIC tax treatment (as discussed below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income.

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

The SBIC debentures remain a strategic advantage due to their flexible structure, long-term duration, and low fixed interest rates. As part of the Exchange Offer Transactions, Main Street elected the fair value option under ASC 825, Financial Instruments (“ASC 825”) relating to accounting for debt obligations at their fair value, for those SBIC debentures acquired (the “Acquired Debentures”) as part of the acquisition accounting related to the Exchange Offer. In order to provide for a more consistent basis of presentation, Main Street has elected and will continue to elect the fair value option for SBIC debentures issued by MSC II subsequent to the Exchange Offer. Once the fair value option is elected for a given SBIC debenture, the deferred loan costs associated with the debenture are fully expensed in the current period to “Net Change in Unrealized Appreciation (Depreciation) — SBIC debentures” as part of the fair value adjustment. Interest incurred in connection with SBIC debentures which are valued at fair value is expensed.

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

As a result of the Exchange Offer Transactions, the net earnings attributable to the remaining externally owned noncontrolling interest in MSC II is excluded from all per share amounts presented, and the per share amounts only reflect the net earnings attributable to Main Street’s ownership interest in MSC II.  The following table provides a reconciliation of Net Investment Income and Net Realized Income excluding amounts related to the remaining noncontrolling interest in MSC II for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net Investment Income	$9,615,091	$4,742,088	$17,007,573	$7,962,341
Noncontrolling interest share of Net Investment Income	(224,532)	(73,271)	(381,973)	(140,445)
Net Investment Income attributable to common stock	9,390,559	4,668,817	16,625,600	7,821,896

Total net realized gain (loss) from investments	249,654	2,655,232	249,654	(1,405,225)
Noncontrolling interest share of net realized (gain) loss from investments	—	54,480	—	54,480
Net Realized Income attributable to common stock	$9,640,213	$7,378,529	$16,875,254	$6,471,151

Net Investment Income per share - Basic and diluted	$0.41	$0.31	$0.79	$0.53
Net Realized Income per share - Basic and diluted	$0.42	$0.49	$0.80	$0.44

Weighted average shares outstanding - Basic and diluted	23,015,718	15,147,091	21,128,360	14,754,121

11.                               Recently Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurements (Topic 820),  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011.  The adoption of ASU 2011-04 is not expected to have a significant impact on Main Street’s financial condition and results of operations.

In February 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU 2011-02”).  ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties.  ASU 2011-02 provides guidance to clarify whether the creditor has granted a concession and whether a debtor is experiencing financial difficulties. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  The adoption of ASU 2011-02 did not have a significant impact on Main Street’s financial condition and results of operations.

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

As of June 30, 2011 and December 31, 2010, all of Main Street’s private placement portfolio investments and marketable securities and idle funds investments consisted primarily of investments in secured and unsecured debt investments, and independently rated debt investments. The fair value determination for these investments primarily consisted of observable inputs in non-active markets. As a result, all of Main Street’s private placement portfolio investments and marketable securities and idle funds investments were categorized as Level 2 as of June 30, 2011 and December 31, 2010.

As of June 30, 2011 and December 31, 2010, all of Main Street’s LMM portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s LMM portfolio investments were categorized as Level 3. The fair value determination of each portfolio investment required one or more of the following unobservable inputs:

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

•                  Contractual rights, obligations or restrictions associated with the investment; and

•                  Other factors deemed relevant.

As of June 30, 2011 and December 31, 2010, the fair value determination for the SBIC debentures recorded at fair value primarily consisted of unobservable inputs.  As a result, the SBIC debentures which are recorded at fair value were categorized as Level 3.  Main Street determines the fair value of these instruments primarily using a yield approach that analyzes the discounted cash flows of interest and principal for each SBIC debenture recorded at fair value based on estimated market interest rates for debt instruments of similar structure, terms, and maturity.  Main Street’s estimate of the expected repayment date of principal for each SBIC debenture recorded at fair value is the legal maturity date of the instrument, as Main Street generally intends not to repay its SBIC debentures prior to maturity.

The following table provides a summary of changes in fair value of Main Street’s Level 3 portfolio investments for the six months ended June 30, 2011:

					Net
		Accretion of	Redemptions/		Unrealized
Type of	December 31, 2010	Unearned	Repayments/	New	Appreciation	June 30, 2011
Investment	Fair Value	Income	Exits (1)	Investments (1)	(Depreciation)	Fair Value
Debt	$183,894,069	$1,234,210	$(12,362,506)	$37,058,938	$(2,667,507)	$207,157,204
Equity	61,201,721	—	—	11,371,073	13,381,667	85,954,461
Equity warrants	25,080,963	—	—	3,779,703	3,433,096	32,293,762
Investment Manager	2,051,655	—	—	—	(87,006)	1,964,649
	$272,228,408	$1,234,210	$(12,362,506)	$52,209,714	$14,060,250	$327,370,076

(1)                                  Includes the impact of non-cash conversions

The following table provides a summary of changes for the Level 3 SBIC Debentures recorded at fair value for the six months ended June 30, 2011:

				Net
				Unrealized
Type of	December 31, 2010		New SBIC	(Appreciation)	June 30, 2011
Investment	Fair Value	Repayments	Debentures	Depreciation	Fair Value
SBIC Debentures at fair value	$70,557,975	$—	$—	$2,079,292	$72,637,267

At June 30, 2011 and December 31, 2010, Main Street’s investments and SBIC Debentures at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At June 30, 2011	Fair Value	(Level 1)	(Level 2)	(Level 3)

LMM portfolio investments	$336,442,364	$—	$11,036,937	$325,405,427
Private placement portfolio investments	133,321,684	—	133,321,684	—
Investment in affiliated Investment Manager	1,964,649	—	—	1,964,649

Total portfolio investments	471,728,697	—	144,358,621	327,370,076

Marketable securities and idle funds investments	120,299,248	—	120,299,248	—

Total investments	$592,027,945	$—	$264,657,869	$327,370,076

SBIC Debentures at fair value	$72,637,267	$—	$—	$72,637,267

		Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At December 31, 2010	Fair Value	(Level 1)	(Level 2)	(Level 3)

LMM portfolio investments	$279,619,629	$—	$9,442,876	$270,176,753
Private placement portfolio investments	67,139,790	—	67,139,790	—
Investment in affiliated Investment Manager	2,051,655	—	—	2,051,655

Total portfolio investments	348,811,074	—	76,582,666	272,228,408

Marketable securities and idle funds investments	68,752,858	—	68,752,858	—

Total investments	$417,563,932	$—	$145,335,524	$272,228,408

SBIC Debentures at fair value	$70,557,975	$—	$—	$70,557,975

For the six months ended June 30, 2011, there were no transfers within the three fair value hierarchy levels.

LMM Portfolio Investments

Main Street’s LMM portfolio investments principally consist of secured debt, equity warrants and direct equity investments in privately held, LMM companies. The LMM debt investments are secured by either a first or second lien on the assets of the portfolio company, primarily bear interest at fixed rates, and generally mature between five and seven years from the original investment date.  In most LMM portfolio companies, Main Street also receives nominally priced equity warrants and/or makes direct equity investments, usually in connection with a debt investment.

Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including level of new investment activity, repayment of a debt investment or sale of an equity interest. Revenue recognition in any given year could be highly concentrated among several portfolio companies. For the six months ended June 30, 2011 and 2010, Main Street did not record investment income from any portfolio company in excess of 10% of total investment income.

As of June 30, 2011, Main Street had debt and equity investments in 49 LMM portfolio companies with an aggregate fair value of $336.4 million and a weighted average effective yield on its LMM debt investments of approximately 14.8%. Approximately 76% of Main Street’s total LMM portfolio investments at cost were in the form of debt investments and 92% of such debt investments at cost were secured by first priority liens on the assets of Main Street’s LMM portfolio companies as of June 30, 2011. At June 30, 2011, Main Street had equity ownership in approximately 92% of its LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 35%. As of December 31, 2010, Main Street had debt and equity investments in 44 LMM portfolio companies with an aggregate fair value of $279.6 million and a weighted average effective yield on its LMM debt investments of approximately 14.5%. The weighted average yields were computed using the effective interest rates for all debt investments at June 30, 2011 and December 31, 2010, including amortization of deferred debt origination fees and accretion of original issue discount but excluding liquidation fees payable upon repayment and any debt investments on non-accrual status.

Summaries of the composition of Main Street’s LMM investment portfolio at cost and fair value as a percentage of total LMM portfolio investments are shown in the following table:

Cost:	June 30, 2011	December 31, 2010
First lien debt	69.4%	70.6%
Equity	19.4%	17.7%
Second lien debt	6.1%	6.7%
Equity warrants	5.1%	5.0%
	100.0%	100.0%

Fair Value:	June 30, 2011	December 31, 2010
First lien debt	59.1%	62.6%
Equity	27.6%	21.9%
Second lien debt	5.6%	6.5%
Equity warrants	7.7%	9.0%
	100.0%	100.0%

The following table shows the LMM portfolio composition by geographic region of the United States at cost and fair value as a percentage of total LMM portfolio investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	June 30, 2011	December 31, 2010
Southwest	51.3%	50.5%
West	29.0%	29.3%
Southeast	8.8%	7.0%
Midwest	6.0%	7.2%
Northeast	4.9%	6.0%
	100.0%	100.0%

Fair Value:	June 30, 2011	December 31, 2010
Southwest	54.5%	51.8%
West	26.4%	28.4%
Southeast	7.9%	6.4%
Midwest	6.1%	7.2%
Northeast	5.1%	6.2%
	100.0%	100.0%

Main Street’s LMM portfolio investments are in companies conducting business in a variety of industries. Set forth below are tables showing the composition of Main Street’s LMM portfolio investments by industry at cost and fair value as of June 30, 2011 and December 31, 2010:

Cost:	June 30, 2011	December 31, 2010
Professional services	15.2%	15.4%
Media/Marketing	8.6%	6.6%
Information services	8.3%	7.8%
Equipment rental	7.6%	8.4%
Retail	6.5%	7.4%
Industrial equipment	6.0%	7.2%
Health care services	5.6%	5.0%
Industrial services	5.2%	7.2%
Electronics manufacturing	4.4%	5.2%
Transportation/Logistics	4.0%	1.3%
Energy Services	3.9%	0.0%
Metal fabrication	3.8%	6.3%
Precast concrete manufacturing	3.8%	4.4%
Restaurant	2.8%	3.3%
Custom wood products	2.7%	3.0%
Agricultural services	2.4%	2.8%
Consumer Products	2.2%	2.6%
Manufacturing	2.0%	2.4%
Infrastructure products	2.0%	0.7%
Governmental services	1.5%	1.8%
Health care products	1.5%	1.2%
	100.0%	100.0%

Fair Value:	June 30, 2011	December 31, 2010
Professional services	13.3%	14.3%
Information services	11.8%	8.5%
Media/Marketing	7.5%	5.9%
Health care services	7.3%	7.1%
Industrial services	6.4%	7.8%
Equipment rental	6.2%	7.3%
Retail	5.9%	6.6%
Industrial equipment	5.6%	6.3%
Metal fabrication	4.7%	6.5%
Transportation/Logistics	4.2%	1.8%
Precast concrete manufacturing	3.8%	4.9%
Electronics manufacturing	3.7%	5.0%
Energy Services	3.4%	0.0%
Restaurant	3.3%	3.7%
Agricultural services	3.1%	3.3%
Custom wood products	2.7%	3.0%
Manufacturing	2.3%	2.7%
Governmental services	1.4%	1.8%
Health care products	1.3%	1.1%
Infrastructure products	1.2%	0.1%
Consumer Products	0.9%	2.3%
	100.0%	100.0%

At June 30, 2011 and December 31, 2010, Main Street had no investments that were greater than 10% of its total investment portfolio at fair value.

NOTE D — WHOLLY OWNED INVESTMENT MANAGER

As part of the Formation Transactions, the Investment Manager became a wholly owned subsidiary of MSCC. However, the Investment Manager is accounted for as a portfolio investment, since the Investment Manager is not an investment company and since it conducts a significant portion of its investment management activities for parties outside of MSCC and its consolidated subsidiaries. The Investment Manager receives recurring investment management fees from MSC II pursuant to a separate investment advisory agreement. The payments due under the investment advisory agreement were fixed at $3.3 million per year, paid quarterly, until September 30, 2010. Subsequent to September 30, 2010, under the investment advisory agreement, MSC II is obligated to pay a 2% annualized management fee based upon the MSC II assets under management. Subsequent to the closing of the Exchange Offer, the investment in the Investment Manager was reduced to reflect the remaining pro rata portion of the MSC II equity and the related portion of the MSCII management fees that were not acquired by MSCC. The Investment Manager also receives certain management, consulting and advisory fees for providing these services to third parties, and collectively with the MSC II management fees attributable to the remaining noncontrolling interest in MSC II is referred to as the “External Services.” The portfolio investment in the Investment Manager is accounted for using fair value accounting, with the fair value determined by Main Street and approved, in good faith, by Main Street’s Board of Directors, based on the same valuation methodologies applied to determine the original valuation. The valuation for the Investment Manager is based on the total estimated present value of the net cash flows received for the External Services, over the estimated dollar averaged life of the related investment management, advisory or consulting contract, and is also based on comparable public market transactions. The net cash flows utilized in the valuation of the Investment Manager exclude any revenues and expenses from MSCC and its subsidiaries, but include the revenues attributable to External Services, and are reduced by an estimated allocation of costs related to providing such External Services. Any change in fair value of the investment in the Investment Manager is recognized on Main Street’s statement of operations as “Unrealized appreciation (depreciation) in Investment in affiliated Investment Manager,” with a corresponding increase (in the case of appreciation) or decrease (in the case of depreciation) to “Investment in affiliated Investment Manager” on Main Street’s balance sheet. As part of the Exchange Offer Transactions, the investment in the Investment Manager was reduced $13.7 million and recorded against “Additional paid-in capital” as an adjustment to the original valuation recorded as part of the Formation Transactions. Main Street believes that the valuation for the Investment Manager will generally decrease over the life of the investment management, advisory and consulting contracts attributable to third parties, absent obtaining additional recurring cash flows from performing External Services for other external investment entities or other third parties.

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

Pursuant to the support services agreement with MSCC, the Investment Manager is reimbursed by MSCC for its excess operating expenses associated with providing investment management and other services to MSCC and its subsidiaries, as well as third parties. Each quarter, as part of the support services agreement, MSCC makes payments to cover all cash operating expenses incurred by the Investment Manager, less fees that the Investment Manager receives pursuant to long-term investment advisory agreements and consulting agreements. Subsequent to the consolidation of MSC II in connection with the Exchange Offer, the management fees paid by MSC II to the Investment Manager are now included in “Expenses reimbursed to affiliated Investment Manager” on the statements of operations along with any additional net costs reimbursed by MSCC to the Investment Manager pursuant to the support services agreement.  For the six months ended June 30, 2011 and 2010, the expenses reimbursed by MSCC and management fees paid by MSC II to the Investment Manager totaled $4.3 million and $2.5 million, respectively.

In its separate stand-alone financial statements as summarized below, the Investment Manager recognized an $18 million intangible asset related to the investment advisory agreement with MSC II consistent with Staff Accounting Bulletin No. 54, Application of “Pushdown” Basis of Accounting in Financial Statements of Subsidiaries Acquired by Purchase (“SAB 54”). Under SAB 54, push-down accounting is required in “purchase transactions that result in an entity becoming substantially wholly owned.” In this case, MSCC acquired 100% of the equity interests in the Investment Manager in the Formation Transactions. Because the $18 million value attributed to MSCC’s investment in the Investment Manager was derived from the long-term, recurring management fees under the investment advisory agreement with MSC II, the same methodology used to determine the $18 million valuation of the Investment Manager in connection with the Formation Transactions was utilized to establish the push-down accounting basis for the intangible asset. The intangible asset is being amortized over the estimated economic life of the investment advisory agreement with MSC II.  For the six months ended June 30, 2011 and 2010, the Investment Manager recognized $0.6 million and $0.5 million of amortization expense in each respective period associated with the intangible asset.  Amortization expense is not included in the expenses reimbursed by MSCC to the Investment Manager based upon the support services agreement since it is non-cash and non-operating in nature.

Summarized financial information from the separate financial statements of the Investment Manager is as follows:

	As of June 30,	As of December 31,
	2011	2010
	(Unaudited)

Cash	$46,961	$191,645
Accounts receivable	129,095	75,501
Accounts receivable - MSCC	2,237,417	15,124
Intangible asset (net of accumulated amortization of $3,788,297 and $3,209,740 as of June 30, 2011 and December 31, 2010, respectively)	14,211,703	14,790,260
Deposits and other	44,734	139,244
Total assets	$16,669,910	$15,211,774

Accounts payable and accrued liabilities	$2,602,780	$566,087
Equity	14,067,130	14,645,687
Total liabilities and equity	$16,669,910	$15,211,774

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Management fee income from Main Street Capital II	$643,256	$831,300	$1,152,935	$1,662,600
Other management advisory fees	129,375	92,500	174,375	190,095
Total income	772,631	923,800	1,327,310	1,852,695

Salaries, benefits and other personnel costs	(2,075,354)	(1,211,407)	(3,877,131)	(2,167,744)
Occupancy expense	(82,582)	(72,346)	(163,197)	(153,243)
Professional expenses	(23,137)	(39,962)	(89,319)	(65,380)
Amortization expense - intangible asset	(292,395)	(268,252)	(578,557)	(530,786)
Other expenses	(155,908)	(99,396)	(382,140)	(286,526)
Expense reimbursement from MSCC	1,564,350	499,311	3,184,477	820,198
Total net expenses	(1,065,026)	(1,192,052)	(1,905,867)	(2,383,481)
Net income	$(292,395)	$(268,252)	$(578,557)	$(530,786)

NOTE E — SBIC DEBENTURES

SBIC debentures payable at June 30, 2011 and December 31, 2010 were $210 million and $180 million, respectively.  SBIC debentures provide for interest to be paid semi-annually, with principal due at the applicable 10-year maturity date. The weighted average interest rate as of June 30, 2011 and December 31, 2010 was 5.1% and 5.2%, respectively. The first principal maturity due under the existing SBIC debentures is in 2013, and the weighted average duration is approximately 7.0 years.  For the six months ended June 30, 2011, Main Street recognized $5.3 million in interest expense attributable to the SBIC debentures.  In accordance with SBA regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA. The Funds are subject to annual compliance examinations by the SBA. There have been no historical findings resulting from these examinations.

As of June 30, 2011, the recorded value of the SBIC debentures was $187.6 million which consisted of (i) $72.6 million recorded at fair value, or $22.4 million less than the face value of these SBIC debentures held in MSC II, and (ii) $115 million reported at face value and held in MSMF.  As of June 30, 2011, if Main Street had adopted the fair value option under ASC 825 for all of its SBIC debentures, Main Street estimates the fair value of its SBIC debentures would be approximately $164.8 million, or $45.2 million less than the face value of the SBIC debentures.

NOTE F — CREDIT FACILITY

In June 2011, Main Street closed an expansion of its credit facility (the “Credit Facility”) from $100 million to $155 million to provide additional liquidity in support of future investment and operational activities.  The $55 million increase in total commitments included commitment increases by all six lenders currently participating in the Credit Facility. In addition to the $55 million increase in total commitments, Main Street extended the maturity of the Credit Facility by one year to September 2014. The amended Credit Facility also contains an accordion feature that allows for a further increase in total commitments under the facility to $200 million on the same terms and conditions as the existing lender commitments.  Borrowings under the Credit Facility bear interest, subject to Main Street’s election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.50% or (ii) the applicable base rate plus 1.50%. Main Street pays unused commitment fees of 0.375% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the assets of the Funds. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining an interest coverage ratio of at least 2.0 to 1.0, (ii) maintaining an asset coverage ratio of at least 2.5 to 1.0, and (iii) maintaining a minimum tangible net worth. At June 30, 2011, Main Street had $73.0 million in borrowings outstanding under the Credit Facility.  For the six months ended June 30, 2011, Main Street recognized $0.9 million in interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs.  As of June 30, 2011, the interest rate on the Credit Facility was 2.69%, and Main Street was in compliance with all financial covenants of the Credit Facility.

NOTE G — FINANCIAL HIGHLIGHTS

	Six Months Ended June 30,
	2011	2010
Per Share Data:
Net asset value at beginning of period	$13.06	$11.96

Net investment income (1) (3)	0.79	0.53
Net realized gain (loss) from investments (1) (2) (3)	0.01	(0.09)
Net change in unrealized appreciation (1) (2) (3)	0.67	0.48
Income tax provision (1) (2) (3)	(0.15)	(0.03)
Bargain purchase gain (1)	—	0.33
Net increase in net assets resulting from operations (1)	1.32	1.22
Dividends paid to stockholders	(0.77)	(0.75)
Impact of monthly dividend declared as of June 30, 2011 and 2010 but paid on July 15, 2011 and 2010	(0.13)	(0.13)
Accretive effect of public stock offerings (issuing shares above NAV per share)	0.68	0.41
Accretive effect of Exchange Offer	—	0.35
Adjustment to investment in Investment Manager in connection with Exchange Offer Transactions	—	(0.90)
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.05	0.05
Other (4)	0.03	—
Net asset value at June 30, 2011 and 2010	$14.24	$12.21

Market value at June 30, 2011 and 2010	$18.95	$14.93
Shares outstanding at June 30, 2011 and 2010	23,182,600	15,213,053

(1)	Based on weighted average number of common shares outstanding for the period.
(2)	Net realized gains or losses, net change in unrealized appreciation or depreciation, and income taxes can fluctuate significantly from period to period.
(3)	Per share amounts are net of the earnings attributable to MSC II noncontrolling interest.
(4)

Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

	Six Months
	Ended June 30,
	2011	2010
Net asset value at end of period	$330,131,722	$185,792,824
Average net asset value	$298,226,195	$165,233,659
Average outstanding debt	$250,000,000	$137,553,039
Ratio of total expenses, including income tax expense, to average net asset value (1) (2) (3)	5.05%	4.84%
Ratio of operating expenses to average net asset value (1) (2)	4.05%	4.63%
Ratio of operating expenses, excluding interest expense, to average net asset value (1) (2)	2.08%	2.21%
Ratio of net investment income to average net asset value (1) (2)	5.57%	4.73%
Total return based on change in net asset value (1) (4)	11.38%	10.06%

(1)	Not annualized.
(2)	Ratios are net of amounts attributable to MSC II noncontrolling interest.
(3)

Total expenses are the sum of operating expenses and income tax expense. Income tax expense primarily relates to the accrual of deferred taxes on the net unrealized appreciation from portfolio investments held in Taxable Subsidiaries, which is non-cash in nature and may vary significantly from period to period.  Main Street is required to include deferred taxes in calculating its total expenses even though these deferred taxes are not currently payable.

(4)

Total return based on change in net asset value was calculated using the sum of ending net asset value plus dividends to stockholders and other non-operating changes during the period, as divided by the beginning net asset value.

NOTE H — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

Main Street paid monthly dividends of $0.125 per share for each month of January 2011 through March 2011 and monthly dividends of $0.13 per share for each month of April 2011 through June 2011, totaling $16.0 million, or $0.765 per share, for the six month period.  During June 2011, Main Street declared and accrued a $0.13 per share monthly dividend to be paid in July 2011.  For the six months ended June 30, 2010, Main Street paid total monthly dividends of approximately $10.8 million, or $0.750 per share, for the period.

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

The Taxable Subsidiaries hold certain portfolio investments for Main Street. The Taxable Subsidiaries are consolidated with Main Street for financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in Main Street’s consolidated financial statements. The principal purpose of the Taxable Subsidiaries is to permit Main Street to hold equity investments in portfolio companies which are “pass through” entities for tax purposes in order to comply with the “source income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with Main Street for income tax purposes and may generate income tax expense or income tax benefit as a result of their ownership of various portfolio investments. This income tax expense or benefit, if any, is reflected in Main Street’s Consolidated Statement of Operations. For the six months ended June 30, 2011, Main Street recognized an income tax provision of $3.2 million primarily consisting of deferred tax expense related to net unrealized appreciation on certain portfolio investments held by the Taxable Subsidiaries.

Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,
	2011	2010
	(estimated)
Net increase in net assets resulting from operations	$28,106,361	$18,338,106
Share-based compensation expense	885,794	602,916
Net realized income allocated to noncontrolling interest	(381,973)	(85,965)
Net change in unrealized appreciation on investments	(14,011,746)	(7,311,668)
Bargain purchase gain	—	(4,890,582)
Income tax provision	3,162,612	421,260
Pre-tax book (income) loss not consolidated for tax purposes	(175,034)	3,418,893
Book income and tax income differences, including debt origination, structuring fees, dividends, and realized gains	3,286,235	629,850
Estimated taxable income	20,872,249	11,122,810
Taxable income earned in prior year and carried forward for distribution in current year	—	848,452
Ordinary taxable income earned in current period and carried forward for distribution	(4,844,766)	(1,191,504)
Dividend accrued as of June 30, 2011 and 2010 and paid on July 15, 2011 and 2010	3,013,738	1,901,632
Total distributions accrued or paid to common stockholders	$19,041,221	$12,681,390

The net deferred tax liability at June 30, 2011 was $1.0 million and primarily related to timing differences from net unrealized appreciation from portfolio debt and equity investments as well as timing differences related to taxable income of equity investments in portfolio companies which are “pass through” entities for tax purposes.  The net deferred tax asset at December 31, 2010 was $2.0 million and primarily related to timing differences from recognition of unrealized depreciation and unrealized appreciation from portfolio debt and equity investments as well as timing differences from taxable income from equity investments in portfolio companies which are “pass through” entities for tax purposes.

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

For the six months ended June 30, 2011, $5.2 million of the total $16.0 million in dividends paid to stockholders represented DRIP participation.  During this period, Main Street satisfied the DRIP participation requirements with the issuance of 235,844 newly issued shares and with the purchase of 40,726 shares of common stock in the open market.  For the six months ended June 30, 2010, $3.8 million of the total $10.8 million in dividends paid to stockholders represented DRIP participation.  During this period, Main Street satisfied the DRIP participation requirements with the issuance of 248,803 newly issued shares and with the purchase of 2,199 shares of common stock in the open market.  The shares disclosed above relate only to Main Street’s DRIP and exclude any activity related to broker-managed dividend reinvestment plans.

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

Main Street’s Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2008 Equity Incentive Plan. These shares vest over a four-year period from the grant date and are expensed over the four-year service period starting on the grant date.  The following table summarizes the restricted stock issuances approved by Main Street’s Board of Directors and the remaining shares of restricted stock available for issuance as of June 30, 2011.

Restricted stock authorized under plan	2,000,000
Less restricted stock granted on:
July 1, 2008	(245,645)
July 1, 2009	(98,993)
July 1, 2010	(149,357)
June 20, 2011	(117,728)

Restricted stock available for issuance	1,388,277

The following table summarizes the restricted stock issued to Main Street’s independent directors pursuant to the Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan. These shares vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over a one-year service period starting on the grant date.

Restricted stock authorized under plan	200,000
Less restricted stock granted on:
July 1, 2008	(20,000)
July 1, 2009	(8,512)
July 1, 2010	(7,920)
June 20, 2011	(6,584)

Restricted stock available for issuance	156,984

For the six months ended June 30, 2011 and 2010, Main Street recognized total share-based compensation expense of $0.9 million and $0.6 million, respectively, related to the restricted stock issued to Main Street employees and independent directors.

As of June 30, 2011, there was $5.4 million of total unrecognized compensation expense related to Main Street’s non-vested restricted shares. This compensation expense is expected to be recognized over a weighted-average period of approximately 3.0 years.

NOTE M — COMMITMENTS

At June 30, 2011, Main Street had seven outstanding commitments to fund unused revolving loans for up to $20.0 million in total.

NOTE N — SUPPLEMENTAL CASH FLOW DISCLOSURES

Listed below are the supplemental cash flow disclosures for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
Interest paid	$5,337,408	$3,675,340
Taxes paid	$165,571	$189,573
Non-cash financing activities:
Shares issued in connection with the MSC II Exchange Offer	$—	$20,093,091
Shares issued pursuant to the DRIP	$4,453,837	$3,796,228

NOTE O — RELATED PARTY TRANSACTIONS

As discussed further in Note D, subsequent to the completion of the Formation Transactions, the Investment Manager is a wholly owned portfolio company of MSCC. At June 30, 2011, the Investment Manager had a receivable of $2.2 million due from MSCC related to operating expenses incurred by the Investment Manager required to support Main Street’s business.

NOTE P — SUBSEQUENT EVENTS

During August 2011, Main Street declared monthly dividends of $0.135 per share for each of October, November and December 2011.  These monthly dividends equal a total of $0.405 per share for the fourth quarter of 2011. The fourth quarter 2011 dividends represent an 8.0% increase from the dividends declared for the fourth quarter of 2010 and a 3.8% increase compared to the third quarter of 2011.  Including the dividends declared for the fourth quarter of 2011, Main Street will have paid $6.32 per share in cumulative dividends since its October 2007 initial public offering.

During July 2011, Main Street completed an LMM portfolio investment in SYNEO, LLC.  This investment facilitated the merger of Technical Innovations, LLC (“TI”), an existing Main Street portfolio company, and ASG Medical Systems, LLC (“ASG”).  The SYNEO investment consists of $5.5 million in first lien secured debt and a $1.0 million direct equity investment. TI designs and manufactures manual, semi-automated, pneumatic and computer numerically controlled (CNC) machines and tools used by medical device manufacturers to place holes in catheters and for tissue cutting applications.  ASG is a leader in the automation of catheter and guidewire manufacturing. The current management of TI and ASG believes that the merger of TI and ASG will allow the two companies to better serve their customers through a broadened service capability and product offering.

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

ORGANIZATION

Main Street Capital Corporation (“MSCC”) was formed on March 9, 2007 for the purpose of (i) acquiring 100% of the equity interests of Main Street Mezzanine Fund, LP (“MSMF”) and its general partner, Main Street Mezzanine Management, LLC (“MSMF GP”), (ii) acquiring 100% of the equity interests of Main Street Capital Partners, LLC (the “Investment Manager”), (iii) raising capital in an initial public offering, which was completed in October 2007 (the “IPO”), and (iv) thereafter operating as an internally managed business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). MSMF is licensed as a Small Business Investment Company (“SBIC”) by the United States Small Business Administration (“SBA”) and the Investment Manager acts as MSMF’s manager and investment adviser. Because the Investment Manager, which employs all of the executive officers and other employees of MSCC, is wholly owned by us, we do not pay any external investment advisory fees, but instead we incur the operating costs associated with employing investment and portfolio management professionals through the Investment Manager. The IPO and related transactions discussed above were consummated in October 2007 and are collectively termed the “Formation Transactions.”

On January 7, 2010, MSCC consummated transactions (the “Exchange Offer”) to exchange 1,239,695 shares of its common stock for approximately 88% of the total dollar value of the limited partner interests in Main Street Capital II, LP (“MSC II” and, together with MSMF, the “Funds”). Pursuant to the terms of the Exchange Offer, 100% of the membership interests in the general partner of MSC II, Main Street Capital II GP, LLC (“MSC II GP”), were also transferred to MSCC for no consideration. MSC II commenced operations in January 2006, is an investment fund that operates as an SBIC, and is also managed by the Investment Manager. The Exchange Offer and related transactions, including the transfer of the MSC II GP interests, are collectively termed the “Exchange Offer Transactions” (see Note I to the consolidated financial statements). As of June 30, 2011, an approximately 12% minority ownership in the total dollar value of the MSC II limited partnership interests remained outstanding, including approximately 5% owned by affiliates of MSCC. We have submitted an exemptive relief application to the SEC to permit us to acquire the approximately 5% ownership in the total dollar value of the MSC II limited partnership interests held by affiliates of MSCC using the same valuation formula utilized in the Exchange Offer. There can be no assurance that we will obtain the exemptive relief or that if we do obtain such relief it will be obtained on the terms we have outlined in our request.

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

OVERVIEW

We are a principal investment firm primarily focused on providing customized debt and equity financing to lower middle market (“LMM”) companies, which we generally define as companies with annual revenues between $10 million and $100 million that operate in diverse industries. We invest primarily in secured debt instruments, equity investments, warrants and other securities of LMM companies based in the United States. Our principal investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and capital appreciation from our equity and equity related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. Our LMM portfolio investments generally range in size from $5 million to $25 million.

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

In addition to our LMM investment strategy, we opportunistically pursue investments in privately placed debt securities. Our private placement investment portfolio primarily consists of direct or secondary private placements of interest bearing debt securities in companies that are generally larger in size than the LMM companies included in our investment portfolio.  As of June 30, 2011, we had privately placed portfolio investments in 23 companies collectively totaling approximately $133.3 million in fair value with a total cost basis of approximately $129.8 million. The weighted average revenues for the 23 privately placed portfolio company investments were approximately $399 million as of June 30, 2011.  Our privately placed portfolio investments are primarily in the form of debt investments and 69% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average effective yield on our privately placed portfolio debt investments was approximately 11.0% as of June 30, 2011.

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

For the six months ended June 30, 2011, we paid dividends on a monthly basis totaling $0.765 per share, or $16.0 million.  In June 2011, we declared monthly dividends for the third quarter of 2011 totaling $0.39 per share, and in August 2011, we declared monthly dividends for the fourth quarter of 2011 totaling $0.405 per share.  During 2010, we paid monthly dividends of $0.125 per share, or $1.50 per share for the entire year.  Including the dividends declared for the third and fourth quarters of 2011, we will have paid approximately $6.32 per share in cumulative dividends since our October 2007 initial public offering.

At June 30, 2011, we had $134.4 million in cash and cash equivalents, marketable securities, and idle funds investments.  In June 2011, we closed an expansion of the three-year credit facility (the “Credit Facility”) from $100 million to $155 million to provide additional liquidity in support of future investment and operational activities.  The $55 million increase in total commitments included commitment increases by all six lenders currently participating in the Credit Facility. In addition to the $55 million increase in total commitments, we extended the maturity of the Credit Facility by one year to September 2014.  In March 2011, we completed a follow-on public stock offering in which we sold 4,025,000 shares of common stock, including the underwriters’ full exercise of the over-allotment option, at a price to the public of $18.35 per share (or approximately 141% of the then latest reported Net Asset Value per share), resulting in total net proceeds of approximately $70.3 million, after deducting underwriters’ commissions and offering costs.

CRITICAL ACCOUNTING POLICIES

Basis of Presentation

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).  For the three and six months ended June 30, 2011 and 2010, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries, including the Funds.  Portfolio investments, as used herein, refers to all of our portfolio investments in LMM companies, private placement portfolio investments, and our investment in the Investment Manager but excludes all of our “Marketable securities and idle funds investments.”  Private placement portfolio investments include investments made through direct or secondary purchases of interest-bearing debt securities in companies that are generally larger in size than the

LMM companies included as part of our portfolio investments. “Marketable securities and idle funds investments” are classified as financial instruments and are reported separately on our Consolidated Balance Sheets and Consolidated Schedule of Investments due to the nature of such investments.  Our results of operations and cash flows for the three and six months ended June 30, 2011 and 2010, and financial position as of June 30, 2011 and December 31, 2010, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current financial statement presentation.

The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2010. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

Portfolio Investment Valuation

The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of our portfolio investments and the related amounts of unrealized appreciation and depreciation.  As of June 30, 2011 and December 31, 2010, approximately 76% and 78%, respectively, of our total assets represented investments in portfolio companies valued at fair value (including our investment in the Investment Manager). We are required to report our investments at fair value. We follow the provisions of the Accounting Standards Codification (“Codification” or “ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

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

Our private placement portfolio investments primarily consist of direct or secondary purchases of interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in our investment portfolio. For valuation purposes, all of our private placement portfolio investments are non-control investments and are composed of debt securities for which we do not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company’s board of directors. We primarily use observable inputs to determine the fair value of these investments through obtaining third party quotes or independent pricing.

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

Income Taxes

MSCC has elected to be, and intends to continue to qualify for the tax treatment applicable to, a RIC under the Code, and, among other things, intends to make the required distributions to its stockholders as specified therein. In order to qualify as a RIC, MSCC is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, each year. Depending on the level of taxable income earned in a tax year, MSCC may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income.

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

Summaries of the composition of our LMM investment portfolio at cost and fair value as a percentage of total LMM portfolio investments are shown in the following table:

Cost:	June 30, 2011	December 31, 2010
First lien debt	69.4%	70.6%
Equity	19.4%	17.7%
Second lien debt	6.1%	6.7%
Equity warrants	5.1%	5.0%
	100.0%	100.0%

Fair Value:	June 30, 2011	December 31, 2010
First lien debt	59.1%	62.6%
Equity	27.6%	21.9%
Second lien debt	5.6%	6.5%
Equity warrants	7.7%	9.0%
	100.0%	100.0%

The following table shows the LMM portfolio composition by geographic region of the United States at cost and fair value as a percentage of total LMM portfolio investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company:

Cost:	June 30, 2011	December 31, 2010
Southwest	51.3%	50.5%
West	29.0%	29.3%
Southeast	8.8%	7.0%
Midwest	6.0%	7.2%
Northeast	4.9%	6.0%
	100.0%	100.0%

Fair Value:	June 30, 2011	December 31, 2010
Southwest	54.5%	51.8%
West	26.4%	28.4%
Southeast	7.9%	6.4%
Midwest	6.1%	7.2%
Northeast	5.1%	6.2%
	100.0%	100.0%

Main Street’s LMM portfolio investments are in companies conducting business in a variety of industries. Set forth below are tables showing the composition of Main Street’s LMM portfolio investments by industry at cost and fair value as of June 30, 2011 and December 31, 2010:

Cost:	June 30, 2011	December 31, 2010
Professional services	15.2%	15.4%
Media/Marketing	8.6%	6.6%
Information services	8.3%	7.8%
Equipment rental	7.6%	8.4%
Retail	6.5%	7.4%
Industrial equipment	6.0%	7.2%
Health care services	5.6%	5.0%
Industrial services	5.2%	7.2%
Electronics manufacturing	4.4%	5.2%
Transportation/Logistics	4.0%	1.3%
Energy Services	3.9%	0.0%
Metal fabrication	3.8%	6.3%
Precast concrete manufacturing	3.8%	4.4%
Restaurant	2.8%	3.3%
Custom wood products	2.7%	3.0%
Agricultural services	2.4%	2.8%
Consumer Products	2.2%	2.6%
Manufacturing	2.0%	2.4%
Infrastructure products	2.0%	0.7%
Governmental services	1.5%	1.8%
Health care products	1.5%	1.2%
	100.0%	100.0%

Fair Value:	June 30, 2011	December 31, 2010
Professional services	13.3%	14.3%
Information services	11.8%	8.5%
Media/Marketing	7.5%	5.9%
Health care services	7.3%	7.1%
Industrial services	6.4%	7.8%
Equipment rental	6.2%	7.3%
Retail	5.9%	6.6%
Industrial equipment	5.6%	6.3%
Metal fabrication	4.7%	6.5%
Transportation/Logistics	4.2%	1.8%
Precast concrete manufacturing	3.8%	4.9%
Electronics manufacturing	3.7%	5.0%
Energy Services	3.4%	0.0%
Restaurant	3.3%	3.7%
Agricultural services	3.1%	3.3%
Custom wood products	2.7%	3.0%
Manufacturing	2.3%	2.7%
Governmental services	1.4%	1.8%
Health care products	1.3%	1.1%
Infrastructure products	1.2%	0.1%
Consumer Products	0.9%	2.3%
	100.0%	100.0%

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

The following table shows the distribution of our LMM and privately placed portfolio investments (excluding the investment in our affiliated Investment Manager) on the 1 to 5 investment rating scale at fair value as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
Investment	Investments at	Percentage of	Investments at	Percentage of
Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
	(Unaudited)
	(dollars in thousands)
1	$93,597	19.9%	$52,147	15.0%
2	236,729	50.4%	153,408	44.2%
3	122,310	26.0%	122,249	35.3%
4	16,878	3.6%	17,705	5.1%
5	250	0.1%	1,250	0.4%
Totals	$469,764	100.0%	$346,759	100.0%

Based upon our investment rating system, the weighted average rating of our portfolio was approximately 2.1 as of June 30, 2011 and approximately 2.3 as of December 31, 2010.  As of June 30, 2011, we had two investments on non-accrual status, which comprised approximately 1.6% of the total portfolio investments at fair value and 3.7% of the total portfolio investments at cost (or 1.2% and 2.8%, respectively with the inclusion of marketable securities and idle funds investments), in each case excluding the investment in the affiliated Investment Manager.  As of December 31, 2010, we had two investments on non-accrual status, which comprised approximately 2.6% of the total portfolio investments at fair value and 3.6% of the total portfolio investments at cost (or 2.2% and 3.0%, respectively with the inclusion of marketable securities and idle funds investments), in each case excluding the investment in the affiliated Investment Manager.

The broader fundamentals of the United States economy remain mixed, and unemployment remains elevated. In the event that the United States economy contracts, it is likely that the financial results of small- to mid-sized companies, like those in which we invest, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in defaults. Consequently, we can provide no assurance that the performance of certain portfolio companies will not be negatively impacted by economic cycles or other conditions, which could also have a negative impact on our future results.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2011 and June 30, 2010

	Three Months Ended June 30,		Net Change
	2011	2010	Amount	%
	(dollars in millions)
Total investment income	$16.1	$8.7	$7.4	85%
Total expenses	(6.5)	(4.0)	(2.5)	63%
Net investment income	9.6	4.7	4.9	103%
Net realized gain from investments	0.3	2.7	(2.4)	-91%
Net realized income	9.9	7.4	2.5	33%
Net change in unrealized appreciation	9.9	1.8	8.1	447%
Income tax provision	(2.0)	—	(2.0)	NM
Noncontrolling interest	(0.2)	(0.3)	0.1	47%
Net increase in net assets resulting from operations attributable to common stock	$17.6	$8.9	$8.7	99%

	Three Months Ended June 30,		Net Change
	2011	2010	Amount	%
	(dollars in millions)
Net investment income	$9.6	$4.7	$4.9	103%
Share-based compensation expense	0.4	0.3	0.1	47%
Distributable net investment income (a)	10.0	5.0	5.0	99%
Net realized gain from investments	0.3	2.7	(2.4)	-91%
Distributable net realized income (a)	$10.3	$7.7	$2.6	34%

Distributable net investment income per share - Basic and diluted (a) (b)	$0.43	$0.33	$0.10	30%
Distributable net realized income per share - Basic and diluted (a) (b)	$0.44	$0.51	$(0.07)	-14%

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

(b)         Per share amounts exclude the earnings attributable to the remaining noncontrolling equity interests in MSC II not owned by Main Street.

Investment Income

For the three months ended June 30, 2011, total investment income was $16.1 million, an 85% increase over the $8.7 million for the corresponding period of 2010. This comparable period increase was principally attributable to (i) a $5.9 million increase in interest income from higher average levels of both portfolio debt investments and interest-bearing marketable securities and idle funds investments and (ii) a $1.7 million increase in dividend income from portfolio equity investments.  The increase in investment income included $0.5 million of non-recurring income associated with prepayment and repricing activity for certain debt investments and a $0.3 million special dividend from one portfolio equity investment.

Expenses

For the three months ended June 30, 2011, total expenses increased by approximately $2.5 million to $6.5 million from $4.0 million in the corresponding period of 2010.  This comparable period increase in expenses was principally attributable to (i) higher interest expense of $1.2 million as a result of the issuance of an additional $65 million in SBIC debentures subsequent to the second quarter of 2010 and increased borrowing activity under the Credit Facility, (ii) higher share-based compensation expense of $0.1 million related to non-cash amortization for restricted share grants, and (iii) higher compensation and other operating expenses of $1.2 million as a result of the significant increase in investment income and portfolio investments compared to the corresponding period of 2010.

Distributable Net Investment Income

Distributable net investment income for the three months ended June 30, 2011 increased 99% to $10.0 million, or $0.43 per share, compared with $5.0 million, or $0.33 per share, in the corresponding period of 2010.  The increase in distributable net investment income was primarily due to the higher level of total investment income partially offset by higher interest and other operating expenses, due to the changes discussed above.  Distributable net investment income on a per share basis for the second quarter of 2011 reflects (i) approximately $0.02 per share of non-recurring investment income associated with the prepayment and repricing activity discussed above, (ii) $0.01 per share of investment income due to the special dividend discussed above, and (iii) a greater number of average shares outstanding compared to the corresponding period in 2010 primarily due to the March 2011 and August 2010 follow-on stock offerings.

Net Investment Income

Net investment income for the three months ended June 30, 2011 was $9.6 million, or a 103% increase, compared to net investment income of $4.7 million during the corresponding period of 2010. The increase in net investment income was principally attributable to the increase in total investment income partially offset by the higher interest and other operating expenses discussed above.

Distributable Net Realized Income

Distributable net realized income increased to $10.3 million, or $0.44 per share, in the second quarter of 2011 compared with distributable net realized income of $7.7 million, or $0.51 per share, in the corresponding period of 2010.  The increase was due to the higher level of total distributable net investment income in 2011, partially offset by the higher level of total net realized gain from investments in the corresponding period of 2010.  The $2.7 million net realized gain during the second quarter of 2010 was primarily attributable to realized gains recognized on two partial exits and one full exit of portfolio company equity investments.

Net Realized Income

The higher level of net investment income partially offset by the change in net realized gain from investments during the three months ended June 30, 2011 resulted in a $2.5 million increase in net realized income compared with the corresponding period of 2010.

Net Increase in Net Assets Resulting from Operations Attributable to Common Stock

For the three months ended June 30, 2011, the $9.9 million net change in unrealized appreciation was principally attributable to (i) unrealized appreciation on 39 portfolio investments totaling $17.8 million, partially offset by unrealized depreciation on 15 portfolio investments totaling $6.2 million, (ii) $0.5 million of net unrealized appreciation on investments in marketable securities and idle funds investments, and (iii) $2.1 million of net unrealized depreciation attributable to our SBIC debentures.  For the second quarter of 2011, we also recognized a net income tax provision of $2.0 million principally related to deferred taxes on net unrealized appreciation of certain portfolio investments held in our Taxable Subsidiaries. The noncontrolling interest of $0.2 million recognized in the second quarter of 2011 reflects the pro rata portion of MSC II net earnings attributable to the equity interests in MSC II not owned by Main Street.

As a result of these events, our net increase in net assets resulting from operations attributable to common stock during the three months ended June 30, 2011 was $17.6 million, or $0.77 per share, compared with a net increase in net assets resulting from operations attributable to common stock of $8.9 million, or $0.59 per share, in the corresponding period of 2010.

Comparison of the six months ended June 30, 2011 and June 30, 2010

	Six Months Ended June 30,		Net Change
	2011	2010	Amount	%
	(dollars in millions)
Total investment income	$29.5	$15.8	$13.7	86%
Total expenses	(12.5)	(7.9)	(4.6)	59%
Net investment income	17.0	7.9	9.1	114%
Net realized gain (loss) from investments	0.3	(1.4)	1.7	118%
Net realized income	17.3	6.5	10.8	163%
Net change in unrealized appreciation from investments	14.0	7.3	6.7	92%
Income tax provision	(3.2)	(0.4)	(2.8)	-651%
Bargain purchase gain	—	4.9	(4.9)	NM
Noncontrolling interest	(0.2)	(0.4)	0.2	61%
Net increase in net assets resulting from operations attributable to common	$27.9	$17.9	$10.0	56%

	Six Months Ended June 30,		Net Change
	2011	2010	Amount	%
	(dollars in millions)
Net investment income	$17.0	$7.9	$9.1	114%
Share-based compensation expense	0.9	0.6	0.3	47%
Distributable net investment income (a)	17.9	8.5	9.4	109%
Net realized gain (loss) from investments	0.3	(1.4)	1.7	118%
Distributable net realized income (a)	$18.2	$7.1	$11.1	153%

Distributable net investment income per share - Basic and diluted (a) (b)	$0.83	$0.57	$0.26	46%
Distributable net realized income per share - Basic and diluted (a) (b)	$0.84	$0.48	$0.36	74%

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

(b)         Per share amounts exclude the earnings attributable to the remaining noncontrolling equity interests in MSC II not owned by Main Street.

Investment Income

For the six months ended June 30, 2011, total investment income was $29.5 million, an 86% increase over the $15.8 million in the corresponding period of 2010. This comparable period increase was principally attributable to (i) an $11.1 million increase in interest income from higher average levels of both portfolio debt investments and interest-bearing marketable securities and idle funds investments and (ii) a $2.3 million increase in dividend income from portfolio equity investments.  The increase in investment income included $1.1 million of non-recurring income associated with prepayment and repricing activity for certain debt investments and a $0.3 million special dividend from one portfolio equity investment.

Expenses

For the six months ended June 30, 2011, total expenses increased by approximately $4.6 million to $12.5 million from $7.9 million in the corresponding period of 2010.  This comparable period increase in expenses was principally attributable to (i) higher interest expense of $2.1 million as a result of the issuance of an additional $65 million in SBIC debentures subsequent to the second quarter of 2010 and increased borrowing activity under the Credit Facility, (ii) higher share-based compensation expense of $0.3 million related to non-cash amortization for restricted share grants, and (iii) higher compensation and other operating expenses of $2.2 million as a result of the significant increase in investment income and portfolio investments compared to the corresponding period of 2010.

Distributable Net Investment Income

Distributable net investment income for the six months ended June 30, 2011 increased 109% to $17.9 million, or $0.83 per share, compared with $8.5 million, or $0.57 per share, in the corresponding period of 2010.  The increase in distributable net investment income was primarily due to the higher level of total investment income partially offset by higher interest and other operating expenses, due to the changes discussed above.  Distributable net investment income on a per share basis for the first six months of 2011 reflects (i) approximately $0.05 per share of non-recurring investment income associated with the prepayment and repricing activity discussed above, (ii) $0.01 per share of investment income due to the special dividend discussed above, and (iii) a greater number of average shares outstanding compared to the corresponding period in 2010 primarily due to the March 2011 and August 2010 follow-on stock offerings.

Net Investment Income

Net investment income for the six months ended June 30, 2011 was $17.0 million, or a 114% increase, compared to net investment income of $7.9 million during the corresponding period of 2010. The increase in net investment income was principally attributable to the increase in total investment income partially offset by higher interest and other operating expenses as discussed above.

Distributable Net Realized Income

Distributable net realized income increased to $18.2 million, or $0.84 per share, in the first six months of 2011 compared with distributable net realized income of $7.1 million, or $0.48 per share, in the corresponding period of 2010.  The increase was primarily attributable to the higher level of distributable net investment income as well as the change from net realized loss to net realized gain from investments.  The $1.4 million net realized loss during the first six months of 2010 was primarily attributable to $4.0 million of realized loss from our debt and equity investment in one portfolio company, partially offset by $2.3 million of realized gain on two partial exits and one full exit of portfolio company equity investments.

Net Realized Income

The higher level of net investment income and the change from net realized loss to net realized gain from investments during the six months ended June 30, 2011 resulted in a $10.8 million increase in net realized income compared with the corresponding period of 2010.

Net Increase in Net Assets Resulting from Operations Attributable to Common Stock

For the six months ended June 30, 2011, the $14.0 million net change in unrealized appreciation was principally attributable to (i) unrealized appreciation on 45 portfolio investments totaling $25.4 million, partially offset by unrealized depreciation on 13 portfolio investments totaling $9.9 million, (ii) $0.6 million of net unrealized appreciation on investments in marketable securities and idle funds investments and, (iii) $2.1 million of net unrealized depreciation attributable to our SBIC debentures.  For the six months ended June 30, 2011, we also recognized a net income tax provision of $3.2 million principally related to deferred taxes on net unrealized appreciation of certain portfolio investments held in our Taxable Subsidiaries. The noncontrolling interest of $0.2 million recognized during the first six months of 2011 reflects the pro rata portion of MSC II net earnings attributable to the equity interests in MSC II not owned by Main Street.

As a result of these events, our net increase in net assets resulting from operations attributable to common stock during the six months ended June 30, 2011 was $27.9 million, or $1.32 per share, compared with a net increase in net assets resulting from operations attributable to common stock of $17.9 million, or $1.22 per share, in the corresponding period of 2010.

Liquidity and Capital Resources

Cash Flows

For the six months ended June 30, 2011, we experienced a net decrease in cash and cash equivalents in the amount of $8.2 million.  During that period, we generated $15.4 million of cash from our operating activities, primarily from distributable net investment income partially offset by accretion of unearned income, net payment-in-kind interest income, and increases in interest receivable and other assets.  We used $144.8 million in net cash from investing activities for the six months ended June 30, 2011, principally including the funding of $116.1 million for LMM and private placement portfolio investments and the funding of $78.0 million for marketable securities and idle funds investments, partially offset by (i) $29.3 million of cash proceeds from the sale of marketable securities and idle funds investments and (ii) $19.6 million in cash proceeds from the repayment of LMM and private placement portfolio debt investments.  For the first six months of 2011, $121.2 million in cash was provided by financing activities, which principally consisted of (i) $70.3 million in net cash proceeds from a public stock offering in March 2011 (ii) $30.0 million in cash proceeds from the issuance of SBIC debentures, and (iii) $34.0 million in net borrowings under the Credit Facility, partially offset by (i) $11.6 million in cash dividends paid to stockholders and (ii) $1.5 million in deferred loan costs paid in connection with the Credit Facility and the issuance of additional SBIC debentures.

For the six months ended June 30, 2010, we experienced a net decrease in cash and cash equivalents in the amount of $25.9 million. During that period, we generated $7.4 million of cash from our operating activities, primarily from distributable net investment income partially offset by accretion of unearned income and increases in interest receivable and other assets. We used $88.7 million in net cash from investing activities for the six months ended June 30, 2010, principally including the funding of $85.7 million for LMM and private placement portfolio investments and the funding of $30.7 million for marketable securities and idle funds investments, partially offset by (i) $19.5 million of cash proceeds from the sale of marketable securities and idle funds investments, (ii) $2.5 million in cash acquired as part of the Exchange Offer, (iii) $3.2 million from the full and partial exits of equity investments and (iv) $2.7 million in cash proceeds from the repayment of LMM and private placement portfolio debt investments.  For the first six months of 2010, $55.4 million in cash was provided by financing activities, which principally consisted of (i) $40.1 million in net cash proceeds from a January 2010 public stock offering, (ii) $10.0 million in cash proceeds from the issuance of SBIC debentures, and (iii) $12.5 million in net borrowings under the Credit Facility, partially offset by (i) $7.0 million in cash dividends paid to stockholders and (ii) $0.3 million in deferred loan costs paid in connection with the issuance of additional SBIC debentures.

Capital Resources

As of June 30, 2011, we had $134.4 million in cash and cash equivalents, marketable securities, and idle funds investments, and our net asset value totaled $330.1 million, or $14.24 per share.  In June 2011, we expanded the Credit Facility from $100 million to $155 million to provide additional liquidity in support of future investment and operational activities.  The $55 million increase in total commitments included commitment increases by all six lenders currently participating in the Credit Facility. In addition to the $55 million increase in total commitments, we extended the maturity of the Credit Facility by one year to September 2014. The amended Credit Facility also contains an accordion feature that allows for a further increase in total commitments under the facility to $200 million on the same terms and conditions as the existing lender commitments.  Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.50% or (ii) the applicable base rate plus 1.50%.  We pay unused commitment fees of 0.375% per annum on the average unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the assets of the Funds. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining an interest coverage ratio of at least 2.0 to 1.0, (ii) maintaining an asset coverage ratio of at least 2.5 to 1.0, and (iii) maintaining a minimum tangible net worth.  At June 30, 2011, we had $73.0 million in borrowings outstanding under the Credit Facility, bearing interest at an interest rate of 2.69%.  As of June 30, 2011, we were in compliance with all financial covenants of the Credit Facility.

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

Due to each of the Funds’ status as a licensed SBIC, we have the ability to issue, through the Funds, debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA generally in an amount up to twice its regulatory capital, which effectively approximates the amount of its equity capital. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time. Debentures issued prior to September 2006 were subject to pre-payment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006. On June 30, 2011, we, through the Funds, had $210 million of outstanding indebtedness guaranteed by the SBA, which carried a weighted average fixed interest rate of approximately 5.1%. The first maturity related to the SBIC debentures does not occur until 2013, and the weighted average duration is approximately 7.0 years as of June 30, 2011.

The American Recovery and Reinvestment Act of 2009 enacted in February 2009 (the “Stimulus Bill”) contained several provisions applicable to SBIC funds, including the Funds. One of the key SBIC-related provisions included in the Stimulus Bill increased the maximum amount of combined SBIC leverage (or SBIC leverage cap) to $225 million for affiliated SBIC funds. The prior maximum amount of SBIC leverage available to affiliated SBIC funds was approximately $137 million, subject to annual esclation. Since the increase in the SBIC leverage cap applies to affiliated SBIC funds, Main Street is required to allocate such increased borrowing capacity between the Funds.

We anticipate that we will continue to fund our investment activities through existing cash and cash equivalents, the liquidation of marketable securities and idle funds investments, and a combination of future debt and equity capital. Our primary uses of funds will be investments in portfolio companies, operating expenses and cash distributions to holders of our common stock.

We periodically invest excess cash balances into marketable securities and idle funds investments. The primary investment objective of marketable securities and idle funds investments is to generate incremental cash returns on excess cash balances prior to utilizing those funds for investment in our LMM and private placement portfolio investment strategy. Marketable securities and idle funds investments generally consist of debt investments, independently rated debt investments, certificates of deposit with financial institutions, and diversified bond funds. The composition of marketable securities and idle funds investments will vary in a given period based upon, among other things, changes in market conditions, the underlying fundamentals in our marketable securities and idle funds investments, our outlook regarding future LMM and private placement portfolio investment needs, and any regulatory requirements applicable to Main Street.

If our common stock trades below our net asset value per share, we will generally not be able to issue additional common stock at the market price unless our stockholders approve such a sale and our Board of Directors makes certain determinations. A proposal, approved by our stockholders at our June 2011 annual meeting of stockholders, authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for a period of one year ending on June 15, 2012. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval.

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

Although we have been able to secure access to additional liquidity, including our expanded $155 million Credit Facility, recent public stock offerings, and the increase in available leverage through the SBIC program as part of the Stimulus Bill, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

Recently Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurements (Topic 820),  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011.  The adoption of ASU 2011-04 is not expected to have a significant impact on Main Street’s financial condition and results of operations.

In February 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU 2011-02”).  ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties.  ASU 2011-02 provides guidance to clarify whether the creditor has granted a concession and whether a debtor is experiencing financial difficulties. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  The adoption of ASU 2011-02 did not have a significant impact on Main Street’s financial condition and results of operations.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At June 30, 2011, we had seven outstanding commitments to fund unused revolving loans for up to $20.0 million in total.

Contractual Obligations

As of June 30, 2011, our future fixed commitments for cash payments on contractual obligations for each of the next five years and thereafter are as follows:

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

MSCC is obligated to make payments under a support services agreement with the Investment Manager. The Investment Manager is reimbursed for its excess operating expenses associated with providing investment management and other services to MSCC and its subsidiaries, as well as MSC II and third parties. Each quarter, as part of the support services agreement, MSCC makes payments to cover all cash operating expenses incurred by the Investment Manager, less the recurring management fees that the Investment Manager receives from MSC II pursuant to a long-term investment advisory services agreement and any other fees received from third parties for providing external services.  For the six months ended June 30, 2011 and 2010, the expenses reimbursed by MSCC to the Investment Manager and management fees paid by MSC II were $4.3 million and $2.5 million, respectively.

Related Party Transactions

As discussed further in Note D to the accompanying consolidated financial statements, subsequent to the completion of the Formation Transactions, the Investment Manager is a wholly owned portfolio company of MSCC. At June 30, 2011, the Investment Manager had a receivable of $2.2 million due from MSCC related to operating expenses incurred by the Investment Manager required to support Main Street’s business.

Recent Developments

During August 2011, Main Street declared monthly dividends of $0.135 per share for each of October, November and December 2011.  These monthly dividends equal a total of $0.405 per share for the fourth quarter of 2011. The fourth quarter 2011 dividends represent an 8.0% increase from the dividends declared for the fourth quarter of 2010 and a 3.8% increase compared to the third quarter of 2011.  Including the dividends declared for the fourth quarter of 2011, Main Street will have paid $6.32 per share in cumulative dividends since its October 2007 initial public offering.

During July 2011, Main Street completed an LMM portfolio investment in SYNEO, LLC.  This investment facilitated the merger of Technical Innovations, LLC (“TI”), an existing Main Street portfolio company, and ASG Medical Systems, LLC (“ASG”).  The SYNEO investment consists of $5.5 million in first lien secured debt and a $1.0 million direct equity investment. TI designs and manufactures manual, semi-automated, pneumatic and computer numerically controlled (CNC) machines and tools used by medical device manufacturers to place holes in catheters and for tissue cutting applications.  ASG is a leader in the automation of catheter and guidewire manufacturing. The current management of TI and ASG believes that the merger of TI and ASG will allow the two companies to better serve their customers through a broadened service capability and product offering.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, marketable securities, and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates.  The majority of our debt investments are made with fixed interest rates for the term of the investment.  However, as of June 30, 2011, approximately 35% of our debt investment portfolio (at cost) bore interest at floating rates with 96% of those floating-rate debt investments (at cost) subject to contractual minimum interest rates.  Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the long term interest rates on our outstanding SBIC debentures, which comprise the majority of our outstanding debt, are fixed for the 10-year life of such debt.  As of June 30, 2011, we had not entered into any interest rate hedging arrangements. At June 30, 2011, based on our applicable levels of floating-rate debt investments, a 1% change in interest rates would not have a material effect on our level of interest income from debt investments.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, our President, our Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chairman and Chief Executive Officer, our President, our Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934.  There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2011, we issued 110,722 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933.  The aggregate value for the shares of common stock issued during the three months ended June 30, 2011, under the dividend reinvestment plan was approximately $2.0 million.

Item 6. Exhibits

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit

10.1 *	First Amendment to Credit Agreement dated June 28, 2011 (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed June 29, 2011 (File No. 1-33723)).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*   Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Main Street Capital Corporation

Date: August 5, 2011	/s/ Vincent D. Foster
Vincent D. Foster
Chairman and Chief Executive Officer (principal executive officer)

Date: August 5, 2011	/s/ Todd A. Reppert
Todd A. Reppert
President

Date: August 5, 2011	/s/ Dwayne L. Hyzak
Dwayne L. Hyzak
Chief Financial Officer (principal financial officer)

Date: August 5, 2011	/s/ Michael S. Galvan
Michael S. Galvan
Vice President and Chief Accounting Officer (principal accounting officer)

Date: August 5, 2011	/s/ Rodger A. Stout
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