Form 10-Q
period 2011-09-30
Main Street Capital CORP
filed 2011-11-04
CIK 1396440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the issuer’s common stock as of November 3, 2011 was 26,669,348.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Portfolio investments at fair value:
Control investments (cost: $193,683,126 and $161,009,443 as of September 30, 2011 and December 31, 2010, respectively)	$219,026,676	$174,596,394
Affiliate investments (cost: $95,369,438 and $65,650,789 as of September 30, 2011 and December 31, 2010, respectively)	128,108,793	80,206,804
Non-Control/Non-Affiliate investments (cost: $151,074,694 and $91,911,304 as of September 30, 2011 and December 31, 2010, respectively)	147,937,952	91,956,221
Investment in affiliated Investment Manager (cost: $4,284,042 as of September 30, 2011 and December 31, 2010)	1,916,322	2,051,655

Total portfolio investments (cost: $444,411,300 and $322,855,578 as of September 30, 2011 and December 31, 2010, respectively)	496,989,743	348,811,074
Marketable securities and idle funds investments (cost: $137,509,250 and $67,970,907 as of September 30, 2011 and December 31, 2010, respectively)	134,727,694	68,752,858

Total investments (cost: $581,920,550 and $390,826,485 as of September 30, 2011 and December 31, 2010, respectively)	631,717,437	417,563,932

Cash and cash equivalents	25,126,457	22,334,340
Deferred tax asset, net	—	1,958,593
Interest receivable and other assets	5,322,673	4,523,792
Deferred financing costs (net of accumulated amortization of $1,985,141 and $1,504,584 as of September 30, 2011 and December 31, 2010, respectively)	3,789,058	2,543,645

Total assets	$665,955,625	$448,924,302

LIABILITIES

SBIC debentures (par: $220,000,000 and $180,000,000 as of September 30, 2011 and December 31, 2010, respectively; par of $95,000,000 is recorded at a fair value of $76,272,925 and $70,557,975 as of September 30, 2011 and December 31, 2010, respectively)	$201,272,925	$155,557,975
Credit facility	114,000,000	39,000,000
Interest payable	920,931	3,194,870
Dividend payable	3,134,611	—
Deferred tax liability, net	1,043,210	—
Payable to affiliated Investment Manager	3,105,001	15,124
Accounts payable and other liabilities	1,443,061	1,173,295

Total liabilities	324,919,739	198,941,264
Commitments and contingencies

NET ASSETS

Common stock, $0.01 par value per share (150,000,000 shares authorized; 23,219,348 and 18,797,444 issued and outstanding as of September 30, 2011 and December 31, 2010, respectively)	232,193	187,975
Additional paid-in capital	301,269,008	224,485,165
Accumulated net investment income	9,203,152	9,261,405
Accumulated net realized loss from investments	(19,624,729)	(20,541,897)
Net unrealized appreciation, net of income taxes	45,460,492	32,141,997

Total Net Asset Value	336,540,116	245,534,645

Noncontrolling interest	4,495,770	4,448,393

Total net assets including noncontrolling interests	341,035,886	249,983,038

Total liabilities and net assets	$665,955,625	$448,924,302

NET ASSET VALUE PER SHARE	$14.49	$13.06

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$6,361,495	$4,497,476	$18,502,354	$12,625,127
Affiliate investments	3,185,316	1,975,131	8,468,026	5,737,576
Non-Control/Non-Affiliate investments	4,700,084	2,124,603	12,312,054	4,674,031
Total interest, fee and dividend income	14,246,895	8,597,210	39,282,434	23,036,734
Interest from marketable securities, idle funds and other	2,839,438	408,745	7,285,774	1,794,279
Total investment income	17,086,333	9,005,955	46,568,208	24,831,013
EXPENSES:
Interest	(3,715,733)	(2,283,262)	(9,881,745)	(6,388,367)
General and administrative	(478,960)	(367,074)	(1,585,503)	(1,038,972)
Expenses reimbursed to affiliated Investment Manager	(1,949,656)	(1,151,713)	(6,287,068)	(3,634,511)
Share-based compensation	(580,622)	(446,342)	(1,466,416)	(1,049,258)
Total expenses	(6,724,971)	(4,248,391)	(19,220,732)	(12,111,108)
NET INVESTMENT INCOME	10,361,362	4,757,564	27,347,476	12,719,905

NET REALIZED GAIN (LOSS) FROM INVESTMENTS:
Control investments	407,168	(1,868,465)	407,168	(3,587,638)
Non-Control/Non-Affiliate investments	750,000	156,476	771,460	156,476
Marketable securities and idle funds investments	290,582	179,633	540,236	493,581
Total net realized gain (loss) from investments	1,447,750	(1,532,356)	1,718,864	(2,937,581)
NET REALIZED INCOME	11,809,112	3,225,208	29,066,340	9,782,324

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION):
Portfolio investments	10,700,680	5,314,507	26,191,990	11,386,598
Marketable securities and idle funds investments	(4,250,244)	335,205	(3,563,510)	103,924
SBIC debentures	(3,635,658)	3,035,336	(5,714,950)	4,792,390
Investment in affiliated Investment Manager	(48,327)	(55,462)	(135,333)	(341,658)
Total net change in unrealized appreciation	2,766,451	8,629,586	16,778,197	15,941,254

Income tax provision	(139,490)	(358,647)	(3,302,102)	(779,907)
Bargain purchase gain	—	—	—	4,890,582
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	14,436,073	11,496,147	42,542,435	29,834,253
Noncontrolling interest	—	(552,845)	(157,600)	(961,740)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS ATTRIBUTABLE TO COMMON STOCK	$14,436,073	$10,943,302	$42,384,835	$28,872,513

NET INVESTMENT INCOME PER SHARE - BASIC AND DILUTED	$0.44	$0.28	$1.23	$0.81
NET REALIZED INCOME PER SHARE - BASIC AND DILUTED	$0.50	$0.19	$1.30	$0.62
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS ATTRIBUTABLE TO COMMON STOCK PER SHARE - BASIC AND DILUTED	$0.62	$0.65	$1.94	$1.87
DIVIDENDS PAID PER SHARE	$0.39	$0.38	$1.16	$1.13
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	23,194,896	16,878,088	21,824,775	15,469,890

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(Unaudited)

						Net Unrealized			Total Net
					Accumulated	Appreciation from			Assets
	Common Stock		Additional	Accumulated	Net Realized	Investments,			Including
	Number	Par	Paid-In	Net Investment	Loss From	Net of Income	Total Net	Noncontrolling	Noncontrolling
	of Shares	Value	Capital	Income	Investments	Taxes	Asset Value	Interest	Interest

Balances at December 31, 2009	10,842,447	$108,425	$123,534,156	$7,269,866	$(15,922,020)	$14,669,704	$129,660,131	$—	$129,660,131

MSC II exchange offer and related transactions	1,246,803	12,468	20,080,623	4,890,582	—	—	24,983,673	3,237,210	28,220,883
Public offering of common stock, net of offering costs	6,095,000	60,950	85,864,532	—	—	—	85,925,482	—	85,925,482
Share-based compensation	—	—	1,049,258	—	—	—	1,049,258	—	1,049,258
Dividend reinvestment	347,474	3,474	5,388,728	—	—	—	5,392,202	—	5,392,202
Issuance of restricted stock	157,277	1,573	(1,573)	—	—	—	—	—	—
Purchase of vested stock for employee payroll tax withholding	(22,814)	(228)	(369,345)	—	—	—	(369,573)	—	(369,573)
Adjustment to investment in Investment Manager related to the MSC II Exchange Offer	—	—	(13,715,958)	—	—	—	(13,715,958)	—	(13,715,958)
Dividends to stockholders	—	—	—	(17,530,548)	(1,685,972)	—	(19,216,520)	—	(19,216,520)
Net increase resulting from operations	—	—	—	12,719,905	(2,937,581)	15,161,347	24,943,671	—	24,943,671
Noncontrolling interest	—	—	—	—	—	(961,740)	(961,740)	961,740	—

Balances at September 30, 2010	18,666,187	$186,662	$221,830,421	$7,349,805	$(20,545,573)	$28,869,311	$237,690,626	$4,198,950	$241,889,576

Balances at December 31, 2010	18,797,444	$187,975	$224,485,165	$9,261,405	$(20,541,897)	$32,141,997	$245,534,645	$4,448,393	$249,983,038

Public offering of common stock, net of offering costs	4,025,000	40,250	70,273,893	—	—	—	70,314,143	—	70,314,143
Share-based compensation	—	—	1,466,416	—	—	—	1,466,416	—	1,466,416
Purchase of vested stock for employee payroll tax withholding	(32,725)	(327)	(674,498)	—	—	—	(674,825)		(674,825)
Dividend reinvestment	303,659	3,036	5,719,291	—	—	—	5,722,327	—	5,722,327
Issuance of restricted stock	125,970	1,259	(1,259)	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(110,223)	(110,223)
Dividends to stockholders	—	—	—	(27,405,729)	(801,696)	—	(28,207,425)	—	(28,207,425)
Net increase resulting from operations	—	—	—	27,347,476	1,718,864	13,476,095	42,542,435	—	42,542,435
Noncontrolling interest	—	—	—	—	—	(157,600)	(157,600)	157,600	—

Balances at September 30, 2011	23,219,348	$232,193	$301,269,008	$9,203,152	$(19,624,729)	$45,460,492	$336,540,116	$4,495,770	$341,035,886

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$42,542,435	$29,834,253
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized appreciation	(16,778,197)	(15,941,254)
Net realized (gain) loss from investments	(1,718,864)	2,937,581
Bargain purchase gain	—	(4,890,582)
Accretion of unearned income	(4,040,727)	(1,574,423)
Net payment-in-kind interest accrual	(2,998,424)	(1,412,345)
Share-based compensation expense	1,466,416	1,049,258
Amortization of deferred financing costs	480,557	319,473
Deferred taxes	3,001,803	629,607
Changes in other assets and liabilities:
Interest receivable and other assets	(1,273,071)	(943,967)
Interest payable	(2,273,939)	(1,729,091)
Payable to affiliated Investment Manager	3,089,877	493,357
Accounts payable and other liabilities	269,766	(52,279)
Deferred fees and other	1,237,740	1,422,969
Net cash provided by operating activities	23,005,372	10,142,557

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in portfolio companies	(152,547,821)	(93,088,914)
Principal payments received on loans and debt securities in portfolio companies	43,834,237	20,922,671
Proceeds from sale of equity investments and related notes in portfolio companies	886,176	3,151,500
Cash acquired in MSC II exchange offer	—	2,489,920
Investments in marketable securities and idle funds investments	(133,698,255)	(62,004,440)
Proceeds from marketable securities and idle funds investments	57,859,770	29,154,403
Net cash used in investing activities	(183,665,893)	(99,374,860)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	70,314,143	85,925,482
Distributions to noncontrolling interest	(110,223)	—
Dividends paid to stockholders	(19,350,487)	(11,491,053)
Proceeds from issuance of SBIC debentures	40,000,000	45,000,000
Proceeds from credit facility	144,000,000	36,650,000
Repayments on credit facility	(69,000,000)	(36,650,000)
Purchase of vested stock for employee payroll tax withholding	(674,825)	(369,573)
Payment of deferred loan costs and SBIC debenture fees	(1,725,970)	(2,118,129)
Net cash provided by financing activities	163,452,638	116,946,727

Net increase in cash and cash equivalents	2,792,117	27,714,424
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,334,340	30,619,998
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,126,457	$58,334,422

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2011

(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)
Café Brazil, LLC	Casual Restaurant Group
12% Secured Debt (Maturity - April 20, 2013)		1,600,000	1,598,553	1,600,000
Member Units (Fully diluted 41.0%) (7)			41,837	3,430,000
			1,640,390	5,030,000

California Healthcare Medical Billing, Inc.	Healthcare Billing and Records Management
12% Secured Debt (Maturity - October 17, 2015)		8,623,000	8,275,075	8,529,138
Warrants (Fully diluted 20.1%)			1,193,333	3,380,333
Common Stock (Fully diluted 9.9%)			1,176,667	1,560,000
			10,645,075	13,469,471

CBT Nuggets, LLC	Produces and Sells IT Certification Training Videos
14% Secured Debt (Maturity - December 31, 2013)		2,225,000	2,225,000	2,225,000
Member Units (Fully diluted 40.8%) (7)			1,299,520	4,590,000
			3,524,520	6,815,000

Ceres Management, LLC (Lamb’s)	Aftermarket Automotive Services Chain
14% Secured Debt (Maturity - May 31, 2013)		3,770,000	3,745,757	3,745,757
9.5% Secured Debt (Lamb’s Real Estate Investment I, LLC) (Maturity - October 1, 2025)		1,126,833	1,126,833	1,126,833
Member Units (Fully diluted 79%)			4,423,000	2,049,664
Member Units (Lamb’s Real Estate Investment I, LLC) (Fully diluted 100%)			625,000	750,000
			9,920,590	7,672,254

Condit Exhibits, LLC	Tradeshow Exhibits/Custom Displays
9% Current / 9% PIK Secured Debt (Maturity - July 1, 2013)		4,430,948	4,401,916	4,401,916
Warrants (Fully diluted 47.9%)			320,000	400,000
			4,721,916	4,801,916

Currie Acquisitions, LLC	Consumer Products
12% Secured Debt (Maturity - March 1, 2015)		4,750,000	4,075,040	2,075,040
Warrants (Fully diluted 47.3%)			2,566,204	—
			6,641,244	2,075,040

Gulf Manufacturing, LLC	Industrial Metal Fabrication
9% PIK Secured Debt (Maturity - June 30, 2017)		1,185,131	1,185,131	1,185,131
Member Units (Fully diluted 34.2%) (7)			2,979,813	8,860,000
			4,164,944	10,045,131

Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
12% Secured Debt (Maturity - June 4, 2015)		5,507,375	4,908,144	5,230,000
Preferred Stock (8% cumulative) (7)			1,060,666	1,060,666
Warrants (Fully diluted 35.2%)			717,640	1,710,000
			6,686,450	8,000,666

Hawthorne Customs & Dispatch Services, LLC	Transportation/ Logistics
Member Units (Fully diluted 47.62%) (7)			589,398	1,080,000
Member Units (Wallisville Real Estate, LLC) (Fully diluted 47.62%) (7)			1,214,784	1,214,784
			1,804,182	2,294,784

Hydratec, Inc.	Agricultural Services
Common Stock (Fully diluted 92.5%) (7)			7,090,911	11,455,911

Indianapolis Aviation Partners, LLC	FBO / Aviation Support Services
12% Secured Debt (Maturity - September 15, 2014)		4,270,000	3,983,533	4,120,000
Warrants (Fully diluted 30.1%)			1,129,286	1,410,286
			5,112,819	5,530,286

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2011

(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)
Jensen Jewelers of Idaho, LLC	Retail Jewelry
Prime Plus 2%, Current Coupon 5.25%, Secured Debt (Maturity - November 14, 2013)		2,260,000	2,259,642	2,260,000
13% Current / 6% PIK Secured Debt (Maturity - November 14, 2013)		2,344,898	2,344,898	2,344,898
Member Units (Fully diluted 60.8%) (7)			811,000	1,750,000
			5,415,540	6,354,898

Lighting Unlimited, LLC	Commercial and Residential Lighting Products and Design Services
8% Secured Debt (Maturity - August 22, 2012)		2,000,000	1,978,300	1,978,300
Preferred Stock (non-voting)			510,098	510,098
Warrants (Fully diluted 7.1%)			54,000	—
Common Stock (Fully diluted 70.0%)			100,000	100,000
			2,642,398	2,588,398

Mid-Columbia Lumber Products, LLC	Specialized Lumber Products
10% Secured Debt (Maturity - April 1, 2012)		1,250,000	1,250,000	1,250,000
12% Secured Debt (Maturity - December 18, 2011)		3,670,000	3,659,291	3,670,000
9.5% Secured Debt (Mid - Columbia Real Estate, LLC) (Maturity - May 13, 2025)		1,073,500	1,073,500	1,073,500
Warrants (Fully diluted 9.2%)			250,000	890,000
Member Units (Fully diluted 42.9%)			812,000	930,000
Member Units (Mid - Columbia Real Estate, LLC) (Fully diluted 50.0%) (7)			250,000	810,000
			7,294,791	8,623,500

NAPCO Precast, LLC	Precast Concrete Manufacturing
Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity - February 1, 2013) (8)		3,384,615	3,374,013	3,384,615
18% Secured Debt (Maturity - February 1, 2013)		5,923,077	5,880,184	5,923,077
Member Units (Fully diluted 35.3%) (7)			2,020,000	3,240,000
			11,274,197	12,547,692

NRI Clinical Research, LLC	Clinical Research
14% Secured Debt (Maturity - September 8, 2016)		6,250,000	5,877,436	5,877,436
Warrants (Fully diluted 12.5%)			251,724	251,724
Member Units (Fully diluted 24.8%)			500,000	500,000
			6,629,160	6,629,160

NTS Holdings, Inc.	Trench & Traffic Safety Equipment
12% Secured Debt (Maturity - April 30, 2015)		5,770,000	5,740,092	5,740,092
Preferred stock (12% cumulative, compounded quarterly) (7)			11,579,604	11,579,604
Common Stock (Fully diluted 72.3%)			1,621,255	1,460,000
			18,940,951	18,779,696

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
12% Secured Debt (Maturity - April 1, 2013)		8,329,422	8,299,325	8,299,325
Common Stock (Fully diluted 48.0%)			1,080,000	1,580,000
			9,379,325	9,879,325

Pegasus Research Group, LLC (Televerde)	Telemarketing and Data Services
13% Current / 3% PIK Secured Debt (Maturity - January 6, 2016)		6,159,915	6,085,425	6,085,425
Member Units (Fully diluted 43.7%)			1,250,000	1,250,000
			7,335,425	7,335,425

PPL RVs, Inc.	Recreational Vehicle Parts and Consignment
18% Secured Debt (Maturity - June 10, 2015)		4,234,526	4,183,598	4,234,526
Member Units (Fully diluted 51.1%)			2,150,000	3,980,000
			6,333,598	8,214,526

Principle Environmental, LLC	Noise Abatement Products/Services
12% Secured Debt (Maturity - February 1, 2016)		5,500,000	4,315,010	4,690,000
12% Current / 2% PIK Secured Debt (Maturity - February 1, 2016)		2,256,556	2,212,417	2,212,417
Warrants (Fully diluted 15.0%)			1,200,000	1,910,000
Member Units (Fully diluted 25.0%)			2,000,000	3,280,000
			9,727,427	12,092,417

River Aggregates, LLC	Construction Aggregates
12% Secured Debt (Maturity - March 30, 2016)		3,270,000	3,103,430	3,103,430
Warrants (Fully diluted 10.0%)			122,500	122,500
Member Units (Fully diluted 45%)			550,000	550,000
			3,775,930	3,775,930

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2011

(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)
The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
4.5% Current / 4.5% PIK Secured Debt (Maturity - October 2, 2013)		1,033,513	1,028,715	1,028,715
6% Current / 6% PIK Secured Debt (Maturity - October 2, 2013)		5,329,167	5,202,910	5,202,910
Warrants (Fully diluted 47.1%)			895,943	—
Member Units (Non-voting)			200,000	200,000
			7,327,568	6,431,625

Thermal & Mechanical Equipment, LLC	Heat Exchange / Filtration Products and Services
Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity - September 25, 2014) (8)		1,415,540	1,408,287	1,408,287
13% Current / 5% PIK Secured Debt (Maturity - September 25, 2014)		4,509,680	4,458,675	4,509,680
Member Units (Fully diluted 50.0%) (7)			1,000,000	5,660,000
			6,866,962	11,577,967

Uvalco Supply, LLC	Farm and Ranch Supply
Member Units (Fully diluted 42.8%) (7)			1,113,243	3,090,000

Van Gilder Insurance Corporation	Insurance Brokerage
8% Secured Debt (Maturity - January 31, 2013)		1,000,000	983,922	983,922
8% Secured Debt (Maturity - January 31, 2016)		1,806,860	1,789,641	1,789,641
13% Secured Debt (Maturity - January 31, 2016)		6,150,000	4,950,213	4,950,213
Warrants (Fully diluted 10.0%)			1,208,643	1,208,643
Common Stock (Fully diluted 15.5%)			2,499,876	2,499,876
			11,432,295	11,432,295

Vision Interests, Inc.	Manufacturer/Installer of Commercial Signage
2.6% Current /10.4% PIK Secured Debt (Maturity - June 5, 2012)		9,400,000	8,424,811	5,259,409
2.6% Current /10.4% PIK Secured Debt (Maturity - June 5, 2016)		760,000	740,587	740,587
Warrants (Fully diluted 38.2%)			160,010	—
Common Stock (Fully diluted 22.3%)			372,000	—
			9,697,408	5,999,996

Ziegler’s NYPD, LLC	Casual Restaurant Group
Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity - October 1, 2013) (8)		1,000,000	995,441	995,441
13% Current / 5% PIK Secured Debt (Maturity - October 1, 2013)		4,986,977	4,948,426	4,948,426
Warrants (Fully diluted 46.6%)			600,000	539,500
			6,543,867	6,483,367

Subtotal Control Investments (34.7% of total investments at fair value)			193,683,126	219,026,676

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2011

(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Affiliate Investments (4)
American Sensor Technologies, Inc.	Manufacturer of Commercial/Industrial Sensors
9% Secured Debt (Maturity - May 31, 2012)		3,045,808	3,034,982	3,034,982
Warrants (Fully diluted 19.6%)			49,990	2,690,000
			3,084,972	5,724,982

Audio Messaging Solutions, LLC	Audio Messaging Services
12% Secured Debt (Maturity - June 16, 2016)		13,475,000	12,990,614	13,341,000
Warrants (Fully diluted 9.8%)			886,933	2,620,000
			13,877,547	15,961,000

Compact Power Equipment Centers LLC	Light to Medium Duty Equipment Rental
6% Current / 6% PIK Secured Debt (Maturity - December 31, 2014)		2,811,819	2,786,965	2,786,965
8% PIK Secured Debt (Maturity - December 31, 2011)		44,118	44,118	44,118
Series A Member Units (8% cumulative) (7)			836,332	836,332
Member Units (Fully diluted 10.6%)			1,147	1,147
			3,668,562	3,668,562

DrillingInfo, Inc.	Information Services for the Oil and Gas Industry
12% Secured Debt (Maturity - November 20, 2014)		8,000,000	7,003,118	8,000,000
8.75% Secured Debt (Maturity - April 18, 2016)		750,000	750,000	750,000
Warrants (Fully diluted 4.9%)			1,250,000	9,580,000
Common Stock (Fully diluted 2.4%)			1,335,325	4,520,325
			10,338,443	22,850,325

East Teak Fine Hardwoods, Inc.	Hardwood Products
Common Stock (Fully diluted 5.0%)			480,318	380,000

Houston Plating & Coatings, LLC	Plating & Industrial Coating
Member Units (Fully diluted 11.1%) (7)			635,000	4,740,000

Integrated Printing Solutions, LLC	Commercial Printing
13% Secured Debt (Maturity - September 23, 2016)		10,000,000	9,200,000	9,200,000
Warrants (Fully diluted 9.0%)			600,000	600,000
			9,800,000	9,800,000

IRTH Holdings, LLC	Utility Technology Services
12% Secured Debt (Maturity - December 29, 2015)		5,383,940	5,297,323	5,383,940
Member Units (Fully diluted 22.3%)			850,000	2,090,000
			6,147,323	7,473,940

KBK Industries, LLC	Specialty Manufacturer of Oilfield and Industrial Products
10% Secured Debt (Maturity - March 31, 2012)		139,940	139,940	139,940
14% Secured Debt (Maturity - January 23, 2014)		5,250,000	5,250,000	5,250,000
Member Units (Fully diluted 18.8%) (7)			340,833	2,540,000
			5,730,773	7,929,940

Laurus Healthcare, LP	Healthcare Facilities / Services
9% Secured Debt (Maturity - May 12, 2016)		5,900,000	5,900,000	5,900,000
Class A and C Units (Fully diluted 13.1%) (7)			79,505	5,430,000
			5,979,505	11,330,000

Merrick Systems, Inc.	Software and Information Technology
13% Secured Debt (Maturity - May 5, 2015)		2,900,000	2,511,022	2,680,000
Warrants (Fully diluted 6.5%)			450,000	880,000
			2,961,022	3,560,000

Olympus Building Services, Inc.	Custodial/Facilities Services
12% Secured Debt (Maturity - March 27, 2014)		3,150,000	2,966,886	3,050,000
12% Current / 3% PIK Secured Debt (Maturity - March 27, 2014)		1,006,387	1,006,387	1,006,387
Warrants (Fully diluted 22.5%)			470,000	70,000
			4,443,273	4,126,387

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2011

(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Affiliate Investments (4)
OnAsset Intelligence, Inc.	Transportation Monitoring/Tracking Services
12% Secured Debt (Maturity - October 18, 2012)		1,500,000	797,082	797,082
Preferred Stock (7% cumulative) (Fully diluted 5.75%) (7)			1,548,802	1,548,802
Warrants (Fully diluted 4.0%)			830,000	830,000
			3,175,884	3,175,884

OPI International Ltd.	Oil and Gas Construction Services
12% Secured Debt (Maturity - November 30, 2015)		11,520,000	10,863,840	11,130,000
Warrants (Fully diluted 8.0%)			500,000	4,100,006
			11,363,840	15,230,006

Schneider Sales Management, LLC	Sales Consulting and Training
13% Secured Debt (Maturity - October 15, 2013)		3,567,542	3,489,127	250,000
Warrants (Fully diluted 20.0%)			45,000	—
			3,534,127	250,000

SYNEO, LLC	Manufacturer of Specialty Cutting Tools and Punches
13.5% Secured Debt (Maturity - July 13, 2016)		5,500,000	5,367,784	5,390,000
10% Secured Debt (Maturity - May 4, 2026)		1,440,000	1,411,542	1,411,542
Member Units (Fully diluted 11.1%)			1,000,000	1,000,000
			7,779,326	7,801,542

Walden Smokey Point, Inc.	Specialty Transportation
Common Stock (Fully diluted 12.6%)			1,426,667	3,460,000

WorldCall, Inc.	Telecommunication/Information Services
13% Secured Debt (Maturity - April 22, 2012)		646,225	646,225	646,225
Common Stock (Fully diluted 10.0%)			296,631	—
			942,856	646,225

Subtotal Affiliate Investments (20.4% of total investments at fair value)			95,369,438	128,108,793

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2011

(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Non-Control/Non-Affiliate Investments (5)
Affinity Videonet, Inc.	Videoconferencing Services
13% Secured Debt (Maturity - December 31, 2015)		2,000,000	1,908,783	2,000,000
13% Current / 1% PIK Secured Debt (Maturity - December 31, 2015)		1,623,207	1,613,270	1,613,270
Warrants (Fully diluted 2.6%)			62,500	62,500
			3,584,553	3,675,770

Arrowhead General Insurance Agency, Inc. (9)	Insurance
LIBOR Plus 5.75%, Current Coupon 7.50%, Secured Debt (Maturity - March 4, 2017) (8)		3,980,000	3,906,486	3,900,400
LIBOR Plus 9.5%, Current Coupon 11.25%, Secured Debt (Maturity - September 30, 2017) (8)		2,000,000	1,942,837	1,955,000
			5,849,323	5,855,400

Business Development Corporation of America	Business Development Company
LIBOR Plus 3.50%, Current Coupon 3.69%, Secured Debt (Maturity - January 14, 2013)		2,200,000	2,200,000	2,200,000

Bourland & Leverich Supply Co., LLC (9)	Distributor of Oil & Gas Tubular Goods
LIBOR Plus 9.00%, Current Coupon 11.00%, Secured Debt (Maturity - August 19, 2015) (8)		4,268,751	4,094,560	4,226,063

Brand Connections, LLC	Venue-Based Marketing and Media
14% Secured Debt (Maturity - April 30, 2015)		6,855,193	6,723,772	6,723,772

CHI Overhead Doors, Inc. (9)	Manufacturer of Overhead Garage Doors
LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity - August 17, 2017) (8)		2,500,000	2,450,549	2,462,500
LIBOR Plus 9.50%, Current Coupon 11.00%, Secured Debt (Maturity - February 17, 2018) (8)		2,500,000	2,450,435	2,462,500
			4,900,984	4,925,000

Fairway Group Acquisition (9)	Retail Grocery
LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - March 3, 2017) (8)		7,481,250	7,417,238	7,088,484

Fram Group Holdings Inc. (9)	Automotive Maintenance Products
LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - July 29, 2017) (8)		1,000,000	995,114	998,750
LIBOR Plus 9.00%, Current Coupon 10.50%, Secured Debt (Maturity - January 29, 2018) (8)		1,000,000	995,090	985,000
			1,990,204	1,983,750

Global Tel*Link Corporation (9)	Communications
LIBOR Plus 11.25%, Current Coupon 13.00%, Secured Debt (Maturity - May 10, 2017) (8)		3,000,000	2,946,252	3,022,500

Golden Nugget, LLC (9)	Hotel/Casino
LIBOR Plus 8.50%, Current Coupon 10.00%, Secured Debt (Maturity - May 24, 2016) (8)		10,000,000	9,620,376	9,450,000

Gundle/SLT Environmental, Inc. (9)	Environmental Services
LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity - May 24, 2016) (8)		2,992,500	2,964,251	2,857,837
LIBOR Plus 9.50%, Current Coupon 13.00%, Secured Debt (Maturity - November 23, 2016) (8)		4,000,000	3,923,349	3,860,000
			6,887,600	6,717,837

Hayden Acquisition, LLC	Manufacturer of Utility Structures
8% Secured Debt (Maturity - October 1, 2011)		1,800,000	1,781,303	—

Hoffmaster Group, Inc. (9)	Manufacturer of Specialty Tabletop Products
LIBOR Plus 5.00%, Current Coupon 7.00%, Secured Debt (Maturity - June 2, 2016) (8)		1,480,769	1,432,230	1,447,452
13.50% Secured Debt (Maturity - June 2, 2017)		5,000,000	4,890,140	4,525,000
			6,322,370	5,972,452

Managed Health Care Associates, Inc. (9)	Healthcare Products
LIBOR Plus 3.25%, Current Coupon 3.44%, Secured Debt (Maturity - August 1, 2014)		2,987,606	2,590,778	2,726,190

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2011

(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Non-Control/Non-Affiliate Investments (5)
Megapath Inc. (9)	Communications
LIBOR Plus 10.00%, Current Coupon 12.00%, Secured Debt (Maturity - November 3, 2015) (8)		3,700,000	3,636,757	3,681,500

Miramax Film NY, LLC (9)	Motion Picture Producer and Distributor
LIBOR Plus 11.00%, Current Coupon 13.00%, Secured Debt (Maturity - December 22, 2016) (8)		4,000,000	3,926,849	4,055,000
Class B Units (Fully diluted 0.2%)			500,000	500,000
			4,426,849	4,555,000

Northland Cable Television, Inc. (9)	Cable Broadcasting
LIBOR Plus 6.00%, Current Coupon 7.75%, Secured Debt (Maturity - December 30, 2016) (8)		4,962,500	4,830,566	4,714,375

Physician Oncology Services, LP (9)	Healthcare Services
LIBOR Plus 4.75%, Current Coupon 7.00%, Secured Debt (Maturity - January 31, 2017) (8)		941,962	933,366	899,574

Pierre Foods, Inc. (9)	Foodservice Supplier
LIBOR Plus 5.25%, Current Coupon 7.50%, Secured Debt (Maturity - September 30, 2016) (8)		4,950,000	4,864,878	4,846,347
LIBOR plus 9.50%, Current Coupon 11.75%, Secured Debt (Maturity - September 29, 2017) (8)		2,000,000	1,937,154	2,000,000
			6,802,032	6,846,347

Shearer’s Foods, Inc. (9)	Manufacturer of Food / Snacks
12.00% current / 3.75% PIK Secured Debt (Maturity - March 31, 2016)		4,221,848	4,135,782	4,116,302

Sourcehov LLC (9)	Outsource/Consulting Services
LIBOR Plus 5.38%, Current Coupon 6.63%, Secured Debt (Maturity - April 28, 2017) (8)		3,000,000	2,899,255	2,692,500
LIBOR Plus 9.25%, Current Coupon 10.50%, Secured Debt (Maturity - April 30, 2018) (8)		3,000,000	2,868,874	2,685,015
			5,768,129	5,377,515

SNL Financial LC (9)	Financial Information Services
LIBOR Plus 7.00%, Current Coupon 8.50%, Secured Debt (Maturity - August 17, 2018) (8)		2,000,000	1,941,015	1,975,000

Support Systems Homes, Inc.	Manages Substance Abuse Treatment Centers
15% Secured Debt (Maturity - August 31, 2018)		576,600	576,600	576,600

The Tennis Channel, Inc.	Sports Broadcasting/Media
LIBOR Plus 6% / 4% PIK, Current Coupon with PIK 14%, Secured Debt (Maturity - January 1, 2013) (8)		10,502,286	11,124,550	11,124,550
Warrants (Fully diluted 0.1%)			235,467	235,467
			11,360,017	11,360,017

Ulterra Drilling Technologies, L.P. (9)	Oilfield Services
LIBOR Plus 7.50%, Current Coupon 9.75%, Secured Debt (Maturity - June 9, 2016) (8)		7,406,250	7,265,662	7,221,094
LIBOR Plus 6.50%, Current Coupon 9.75%, Secured Debt (Maturity - June 9, 2016) (8)		1,848,367	1,800,886	1,744,359
			9,066,548	8,965,453

UniTek Global Services, Inc. (9)	Telecommunications
LIBOR Plus 7.50%, Current Coupon 9.75%, Secured Debt (Maturity - April 15, 2018) (8)		9,975,000	9,690,946	9,775,500

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2011

(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Non-Control/Non-Affiliate Investments (5)
Vision Solutions, Inc. (9)	Computers & Electronics
LIBOR Plus 4.50%, Current Coupon 7.75%, Secured Debt (Maturity - July 23, 2016) (8)		4,875,000	4,825,049	4,680,000
LIBOR Plus 8.00%, Current Coupon 9.50%, Secured Debt (Maturity - July 23, 2017) (8)		5,000,000	4,953,038	4,825,000
			9,778,087	9,505,000

Walter Investment Management Corp. (9)	Real Estate
LIBOR Plus 6.25%, Current Coupon 7.75%, Secured Debt (Maturity - June 30, 2016) (8)		3,000,000	2,941,770	2,930,640
LIBOR Plus 11.00%, Current Coupon 12.50%, Secured Debt (Maturity - December 30, 2016) (8)		3,000,000	2,941,901	2,919,390
			5,883,671	5,850,030

Other Non-Control/Non-Affiliate Investments (10)		5,000,000	5,335,016	5,172,521

Subtotal Non-Control/Non-Affiliate Investments (23.4% of total investments at fair value)			151,074,694	147,937,952

Main Street Capital Partners, LLC (Investment Manager) (0.3% of total investments at fair value)	Asset Management
100% of Membership Interests			4,284,042	1,916,322

Total Portfolio Investments, September 30, 2011			$444,411,300	$496,989,743

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2011

(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Marketable Securities and Idle Funds Investments	Investments in Secured and Rated Debt Investments
Academy, Ltd.
LIBOR Plus 4.50%, Current Coupon 6.00%, Secured Debt (Maturity - August 3, 2018) (8)		$5,000,000	$4,980,379	$4,796,875
AL Gulf Coast Terminals, LLC
LIBOR Plus 5.00%, Current Coupon 6.75%, Secured Debt (Maturity - July 22, 2016) (8)		$6,523,771	$6,368,390	$6,556,389
API Technologies Corp.
LIBOR Plus 6.25%, Current Coupon 7.75%, Secured Debt (Maturity - June 27, 2016) (8)		2,492,647	2,408,617	2,368,015
ATI Acquisition I Corp.
LIBOR Plus 5.50%, Current Coupon 7.50%, Secured Debt (Maturity - March 11, 2016) (8)		2,851,663	2,812,683	2,750,073
Brickman Group Holdings, Inc.
LIBOR Plus 5.50%, Current Coupon 7.25%, Secured Debt (Maturity - October 14, 2016) (8)		1,994,975	1,965,828	1,971,704
Carestream Health, Inc.
LIBOR Plus 3.50%, Current Coupon 5.0%, Secured Debt (Maturity - February 25, 2017) (8)		2,992,336	2,700,412	2,521,043
Centerplate, Inc.
LIBOR Plus 8.50%, Current Coupon 10.75%, Secured Debt (Maturity - September 16, 2016) (8)		2,977,500	2,900,574	2,960,126
Helm Financial Corporation
LIBOR Plus 5.00%, Current Coupon 7.25%, Secured Debt (Maturity - June 1, 2017) (8)		1,990,000	1,970,988	1,930,300
Henniges Automotive Holdings, Inc.
LIBOR Plus 10.00%, Current Coupon 12.00%, Secured Debt (Maturity - October 28, 2016) (8)		2,875,000	2,823,718	2,823,718
Il Fornaio Corporation
LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - June 10, 2017) (8)		1,995,000	1,985,475	1,951,359
Ipreo Holdings LLC
LIBOR Plus 6.50%, Current Coupon 8.00%, Secured Debt (Maturity - August 5, 2017) (8)		5,000,000	4,902,643	4,725,000
JJ Lease Funding Corp.
LIBOR Plus 8.50%, Current Coupon 10.00%, Secured Debt (Maturity - April 29, 2017) (8)		4,000,000	3,886,826	3,810,000
Lawson Software, Inc.
LIBOR Plus 5.25%, Current Coupon 6.75%, Secured Debt (Maturity - July 5, 2017) (8)		5,000,000	4,806,537	4,748,225
Medpace Intermediateco, Inc.
LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - June 17, 2017) (8)		4,987,500	4,915,192	4,763,062
MLM Holdings, Inc.
LIBOR Plus 5.25%, Current Coupon 7.00%, Secured Debt (Maturity - December 1, 2016) (8)		6,930,000	6,838,594	6,808,725
Mood Media Corporation
LIBOR Plus 5.50%, Current Coupon 7.75%, Secured Debt (Maturity - May 6, 2018) (8)		2,992,500	2,962,957	2,784,910
MultiPlan, Inc.
LIBOR Plus 3.25%, Current Coupon 4.75%, Secured Debt (Maturity - August 26, 2017) (8)		3,846,154	3,846,154	3,655,462
Ocwen Financial Corporation
LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity - September 1, 2016) (8)		4,875,000	4,778,845	4,740,937
Pacific Architects and Engineers Incorporated
LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - April 4, 2017) (8)		5,000,000	4,905,426	4,825,000
Phillips Plastic Corporation
LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - February 12, 2017) (8)		2,500,000	2,475,558	2,484,375
Pretium Packaging Bond
11.50% Bond (Maturity - April 1, 2016)		1,500,000	1,500,000	1,470,000

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2011

(Unaudited)

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Marketable Securities and Idle Funds Investments
Race Point Power, LLC
LIBOR Plus 6.00%, Current Coupon 7.75%, Secured Debt (Maturity - January 11, 2018) (8)		4,724,965	4,639,225	4,624,559
Radio One, Inc.
LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - March 31, 2016) (8)		2,985,000	2,930,184	2,875,197
SonicWALL, Inc.
LIBOR Plus 6.25%, Current Coupon 8.25%, Secured Debt (Maturity - January 23, 2016) (8)		1,226,613	1,228,423	1,223,546
Speedy Cash Intermediate Holdings Corp.
10.75% Bond (Maturity - May 15, 2018)		2,000,000	2,000,000	2,015,000
Stackpole Powertrain International ULC
LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - August 2, 2017) (8)		6,500,000	6,372,793	6,223,750
Surgery Center Holdings, Inc.
LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - February 6, 2017) (8)		4,975,000	4,951,566	4,701,375
Totes Isotoner Corporation
LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity - July 7, 2017) (8)		4,988,672	4,892,009	4,807,833
United Refining Bond
10.50% Bond (Maturity - February 28, 2017)		3,000,000	3,000,000	2,820,000
VFH Parent LLC
LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - July 8, 2016) (8)		5,000,000	4,904,031	4,916,675
Visant Corporation
LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity - December 22, 2016) (8)		4,962,500	4,962,500	4,554,483
Wyle Services Corporation
LIBOR Plus 4.25%, Current Coupon 6.00%, Secured Debt (Maturity - March 26, 2017) (8)		3,904,668	3,882,460	3,781,670
Yankee Cable Acquisition, LLC
LIBOR Plus 4.50%, Current Coupon 6.50%, Secured Debt (Maturity - August 26, 2016) (8)		3,960,000	3,909,915	3,830,746

Other Marketable Securities and Idle Funds Investments (11)		12,837,172	13,100,348	12,907,562

Subtotal Marketable Securities and Idle Funds Investments (21.2% of total investments at fair value)			137,509,250	134,727,694

Total Investments, September 30, 2011			$581,920,550	$631,717,437

(1)	Debt investments are generally income producing. Equity and warrants are non-income producing, unless otherwise noted.
(2)	See Note C for summary geographic location of portfolio companies.
(3)

Controlled investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”) as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.

(4)	Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as Controlled investments.
(5)	Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.
(6)	Principal is net of prepayments. Cost is net of prepayments and accumulated unearned income.
(7)	Income producing through dividends or distributions.
(8)	Index based floating interest rate is subject to contractual minimum interest rates.
(9)	Private placement portfolio investment.
(10)	Other Non-Control/Non-Affiliate investments consist of debt and equity investments in private placement portfolio investments.
(11)	Other Marketable Securities and Idle Funds Investments consist of investments in secured and rated debt investments and diversified bond funds.

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)
Café Brazil, LLC	Casual Restaurant Group
12% Secured Debt (Maturity - April 20, 2013)		2,000,000	1,997,439	2,000,000
Member Units (Fully diluted 41.0%) (7)			41,837	2,240,000
			2,039,276	4,240,000

California Healthcare Medical Billing, Inc.	Healthcare Billing and Records Management
12% Secured Debt (Maturity - October 17, 2013)		7,303,000	6,937,251	6,985,748
Warrants (Fully diluted 20.4%)			1,193,333	3,380,333
Common Stock (Fully diluted 9.7%)			1,176,667	1,390,000
			9,307,251	11,756,081

CBT Nuggets, LLC	Produces and Sells IT Certification Training Videos
10% Secured Debt (Maturity - March 31, 2012)		775,000	775,000	775,000
14% Secured Debt (Maturity - December 31, 2013)		2,800,000	2,787,551	2,792,180
Member Units (Fully diluted 40.8%) (7)			1,299,520	3,450,000
			4,862,071	7,017,180

Ceres Management, LLC (Lamb’s)	Aftermarket Automotive Services Chain
14% Secured Debt (Maturity - May 31, 2013)		4,000,000	3,964,568	3,964,568
9.5% Secured Debt (Lamb’s Real Estate Investment I, LLC) (Maturity - August 31, 2014)		1,225,000	1,225,000	1,225,000
Class B Member Units (15% cumulative compounding quarterly) (Non-voting) (7)			1,508,611	1,508,611
Member Units (Fully diluted 70%)			1,813,333	1,100,000
Member Units (Lamb’s Real Estate Investment I, LLC) (Fully diluted 100%) (7)			625,000	625,000
			9,136,512	8,423,179

Condit Exhibits, LLC	Tradeshow Exhibits/Custom Displays
9% current / 9% PIK Secured Debt (Maturity - July 1, 2013)		4,660,948	4,619,659	4,619,659
Warrants (Fully diluted 47.9%)			320,000	50,000
			4,939,659	4,669,659

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)
Currie Acquisitions, LLC	Manufacturer of Electric Bicycles/Scooters
12% Secured Debt (Maturity - March 1, 2015)		4,750,000	3,971,699	3,971,699
Warrants (Fully diluted 47.3%)			2,566,204	2,340,204
			6,537,903	6,311,903

Gulf Manufacturing, LLC	Industrial Metal Fabrication
8% Secured Debt (Maturity - August 31, 2014)		3,620,000	3,620,000	3,620,000
13% Secured Debt (Maturity - August 31, 2012)		1,680,000	1,649,959	1,675,165
9% PIK Secured Debt (Maturity - June 30, 2017)		1,420,784	1,420,784	1,420,784
Member Units (Fully diluted 34.2%) (7)			2,979,813	5,870,000
			9,670,556	12,585,949

Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
12% Secured Debt (Maturity - June 4, 2015)		6,000,000	5,255,101	5,255,101
Warrants (Fully diluted 35.2%)			717,640	717,640
Mandatorily Redeemable Preferred Stock			1,000,000	1,000,000
			6,972,741	6,972,741

Hawthorne Customs & Dispatch Services, LLC	Transportation/ Logistics
Member Units (Fully diluted 59.1%) (7)			692,500	1,250,000
Member Units (Wallisville Real Estate, LLC) (Fully diluted 59.1%) (7)			1,214,784	1,214,784
			1,907,284	2,464,784

Hydratec, Inc.	Agricultural Services
Common Stock (Fully diluted 92.5%) (7)			7,087,911	9,177,911

Indianapolis Aviation Partners, LLC	FBO / Aviation Support Services
12% Secured Debt (Maturity - September 15, 2014)		4,500,000	4,140,255	4,350,000
Warrants (Fully diluted 30.1%)			1,129,286	1,570,286
			5,269,541	5,920,286

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)
Jensen Jewelers of Idaho, LLC	Retail Jewelry
Prime Plus 2%, Current Coupon 5.25%, Secured Debt (Maturity - November 14, 2011)		2,260,000	2,256,486	2,260,000
13% Current / 6% PIK Secured Debt (Maturity - November 14, 2011)		2,344,897	2,340,040	2,344,896
Member Units (Fully diluted 60.8%) (7)			811,000	1,060,000
			5,407,526	5,664,896

Mid-Columbia Lumber Products, LLC	Specialized Lumber Products
10% Secured Debt (Maturity - April 1, 2012)		1,250,000	1,250,000	1,250,000
12% Secured Debt (Maturity - December 18, 2011)		3,900,000	3,803,664	3,900,000
9.5% Secured Debt (Mid - Columbia Real Estate, LLC) (Maturity - May 13, 2025)		1,107,400	1,107,400	1,107,400
Warrants (Fully diluted 25.5%)			250,000	740,000
Member Units (Fully diluted 26.7%)			500,000	770,000
Member Units (Mid - Columbia Real Estate, LLC) (Fully diluted 50.0%)			250,000	250,000
			7,161,064	8,017,400

NAPCO Precast, LLC	Precast Concrete Manufacturing
18% Secured Debt (Maturity - February 1, 2013)		5,923,077	5,860,313	5,923,077
Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity - February 1, 2013) (8)		3,384,615	3,368,600	3,384,615
Member Units (Fully diluted 35.3%) (7)			2,020,000	4,340,000
			11,248,913	13,647,692

NTS Holdings, Inc.	Trench & Traffic Safety Equipment
12% Secured Debt (Maturity - April 30, 2015)		6,000,000	5,963,931	5,963,931
Preferred Stock (12% cumulative, compounded quarterly) (7)			10,635,273	10,635,273
Common Stock (Fully diluted 72.3%)			1,621,255	776,000
			18,220,459	17,375,204

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Control Investments (3)
OMi Holdings, Inc.	Manufacturer of Overhead Cranes
12% Secured Debt (Maturity - April 1, 2013)		10,170,000	10,116,824	10,116,824
Common Stock (Fully diluted 48.0%)			1,080,000	500,000
			11,196,824	10,616,824

PPL RVs, Inc.	RV Aftermarket Consignment/Parts
18% Secured Debt (Maturity - June 10, 2015)		6,250,000	6,165,058	6,165,058
Common Stock (Fully diluted 50.1%)			2,150,000	2,150,000
			8,315,058	8,315,058

The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
4.5% Current / 4.5% PIK Secured Debt (Maturity — October 2, 2013)		507,625	501,176	501,176
6% Current / 6% PIK Secured Debt (Maturity — October 2, 2013)		5,101,667	4,935,760	4,935,760
Warrants (Fully diluted 47.1%)			895,943	190,000
			6,332,879	5,626,936

Thermal & Mechanical Equipment, LLC	Heat Exchange / Filtration Products and Services
Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity - September 25, 2014) (8)		1,750,000	1,739,152	1,739,152
13% Current / 5% PIK Secured Debt (Maturity - September 25, 2014)		5,575,220	5,501,111	5,575,220
Warrants (Fully diluted 50.0%)			1,000,000	1,940,000
			8,240,263	9,254,372

Uvalco Supply, LLC	Farm and Ranch Supply
Member Units (Fully diluted 42.8%) (7)			1,113,243	1,560,000

Vision Interests, Inc.	Manufacturer/Installer of Commercial Signage
2.6% Current /10.4% PIK Secured Debt (Maturity - June 5, 2012)		9,400,000	8,424,811	8,022,651
2.6% Current /10.4% PIK Secured Debt (Maturity - June 5, 2016)		760,000	739,663	739,663
Warrants (Fully diluted 38.2%)			160,010	—
Common Stock (Fully diluted 22.3%)			372,000	—
			9,696,484	8,762,314
Ziegler’s NYPD, LLC	Casual Restaurant Group
Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity - October 1, 2013) (8)		1,000,000	993,937	993,937
13% Current / 5% PIK Secured Debt (Maturity - October 1, 2013)		4,801,810	4,752,088	4,752,088
Warrants (Fully diluted 46.6%)			600,000	470,000
			6,346,025	6,216,025

Subtotal Control Investments			161,009,443	174,596,394

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Affiliate Investments (4)

American Sensor Technologies, Inc.	Manufacturer of Commercial/Industrial Sensors
9% Current / 2% PIK Secured Debt (Maturity - May 31, 2012)		3,536,182	3,514,113	3,514,113
Warrants (Fully diluted 19.6%)			49,990	1,830,000
			3,564,103	5,344,113

Audio Messaging Solutions, LLC	Audio Messaging Services
12% Secured Debt (Maturity - May 8, 2014)		7,700,000	7,356,395	7,426,299
Warrants (Fully diluted 8.4%)			468,373	1,280,000
			7,824,768	8,706,299

Compact Power Equipment Centers, LLC	Light to Medium Duty Equipment Rental
6% Current / 6% PIK Secured Debt (Maturity - September 23, 2014)		3,153,971	3,120,950	3,120,950
Member Units (Fully diluted 11.5%)			1,147	1,147
			3,122,097	3,122,097

DrillingInfo, Inc.	Information Services for the Oil and Gas Industry
12% Secured Debt (Maturity - November 20, 2014)		8,000,000	6,832,370	7,770,000
Warrants (Fully diluted 5.0%)			1,250,000	4,010,000
Common Stock (Fully diluted 2.1%)			1,085,325	1,710,325
			9,167,695	13,490,325

East Teak Fine Hardwoods, Inc.	Hardwood Products
Common Stock (Fully diluted 5.0%)			480,318	330,000

Houston Plating & Coatings, LLC	Plating & Industrial Coating Services
Prime Plus 2%, Current Coupon 5.25%, Debt (Maturity - July 18, 2013)		300,000	300,000	300,000
Member Units (Fully diluted 11.1%) (7)			335,000	3,025,000
			635,000	3,325,000

IRTH Holdings, LLC	Utility Technology Services
12% Secured Debt (Maturity - December 29, 2015)		6,000,000	5,891,126	5,891,126
Member Units (Fully diluted 22.3%)			850,000	850,000
			6,741,126	6,741,126

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Affiliate Investments (4)

KBK Industries, LLC	Specialty Manufacturer of Oilfield and Industrial Products
10% Secured Debt (Maturity - March 31, 2011)		514,940	514,940	514,940
14% Secured Debt (Maturity - January 23, 2011)		5,250,000	5,241,999	5,241,999
Member Units (Fully diluted 18.8%) (7)			340,833	1,790,333
			6,097,772	7,547,272

Laurus Healthcare, LP	Healthcare Facilities / Services
13% Secured Debt (Maturity - May 7, 2012)		2,275,000	2,275,000	2,275,000
13% Secured Debt (Maturity - December 31, 2011)		525,000	525,000	525,000
Warrants (Fully diluted 13.1%)			79,505	4,620,000
			2,879,505	7,420,000

Lighting Unlimited, LLC	Commercial and Residential Lighting Products and Design Services
Prime Plus 1% Secured Debt (Maturity - August 22, 2012) (8)		949,996	946,598	946,598
14% Secured Debt (Maturity - August 22, 2012)		1,760,101	1,723,326	1,723,326
Warrants (Fully diluted 17.0%)			54,000	—
			2,723,924	2,669,924

Merrick Systems, Inc.	Software and Information Technology
13% Secured Debt (Maturity - May 5, 2015)		3,000,000	2,540,849	2,540,849
Warrants (Fully diluted 6.5%)			450,000	450,000
			2,990,849	2,990,849

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Affiliate Investments (4)
Olympus Building Services, Inc.	Custodial/Facilities Services
12% Secured Debt (Maturity - March 27, 2014)		3,150,000	2,976,408	3,050,000
12% Current / 3% PIK Secured Debt (Maturity - March 27, 2014)		984,000	984,001	984,001
Warrants (Fully diluted 22.5%)			470,000	930,000
			4,430,409	4,964,001

OPI International Ltd.	Oil and Gas Construction Services
12% Secured Debt (Maturity - November 30, 2015)		8,700,000	8,537,285	8,537,285
12% Secured Debt (Maturity - November 30, 2015)		750,000	252,288	252,288
Warrants (Fully diluted 8.0%)			500,000	500,000
			9,289,573	9,289,573

Schneider Sales Management, LLC	Sales Consulting and Training
13% Secured Debt (Maturity - October 15, 2013)		3,367,542	3,289,127	1,000,000
Warrants (Fully diluted 20.0%)			45,000	—
			3,334,127	1,000,000

Walden Smokey Point, Inc.	Specialty Transportation
Common Stock (Fully diluted 12.6%)			1,426,667	2,620,000

WorldCall, Inc.	Telecommunication/Information Services
13% Secured Debt (Maturity - April 22, 2011)		646,225	646,225	646,225
Common Stock (Fully diluted 10.0%)			296,631	—
			942,856	646,225

Subtotal Affiliate Investments			65,650,789	80,206,804

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Non-Control/Non-Affiliate Investments (5)

Affinity Videonet, Inc.	Videoconferencing Services
9% Secured Debt (Maturity - December 31, 2012)		500,000	490,000	490,000
13% Secured Debt (Maturity - December 31, 2015)		2,000,000	1,897,500	1,897,500
13% Current / 1% PIK Secured Debt (Maturity - December 31, 2015)		2,000,000	1,995,652	1,995,652
Warrants (Fully diluted 2.5%)			62,500	62,500
			4,445,652	4,445,652
Alon Refining Krotz Springs, Inc. (9)	Petroleum Products/Refining
13.5% Secured Debt (Maturity - October 15, 2014)		4,000,000	3,832,366	3,900,000

Bourland & Leverich Supply Co., LLC (9)	Distributor of Oil & Gas Tubular Goods
LIBOR Plus 8.0%, Current Coupon 11.25%, Secured Debt (Maturity - August 24, 2015) (8)		4,443,750	4,236,574	4,554,847

Brand Connections, LLC	Venue-Based Marketing and Media
14% Secured Debt (Maturity - April 30, 2015)		7,312,500	7,151,303	7,151,303

Chef’s Warehouse (9)	Specialty Food Distributor
LIBOR Plus 9.0%, Current Coupon 11%, Secured Debt (Maturity - April 24, 2014) (8)		8,137,083	7,907,586	8,219,225

Fairway Group Acquisition (9)	Retail Grocery
LIBOR Plus 9.5%, Current Coupon 12%, Secured Debt (Maturity - October 1, 2014) (8)		4,950,008	4,827,316	4,968,818

Full Spectrum Holdings LLC (9)	Professional Services
LIBOR Plus 3.0%, Current Coupon 10.75%, Secured Debt (Maturity - December 12, 2012) (8)		1,523,341	1,301,663	1,301,663
Warrants (Fully diluted 0.28%)			412,523	412,523
			1,714,186	1,714,186

Global Tel*Link Corporation (9)	Communications Technology
LIBOR Plus 11.25%, Current Coupon 13%, Secured Debt (Maturity - May 10, 2017) (8)		3,000,000	2,941,728	2,948,271

Hayden Acquisition, LLC	Manufacturer of Utility Structures
8% Secured Debt (Maturity - January 1, 2011)		1,800,000	1,781,303	250,000

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Non-Control/Non-Affiliate Investments (5)

Hoffmaster Group, Inc. (9)	Manufacturer of Specialty Tabletop Products
LIBOR Plus 5.0%, Current Coupon 7%, Secured Debt (Maturity - June 13, 2016) (8)		1,509,615	1,453,860	1,490,745
13.5% Secured Debt (Maturity - June 3, 2017)		5,000,000	4,881,278	4,787,500
			6,335,138	6,278,245

Managed Healthcare (9)	Healthcare Products
LIBOR Plus 3.25%, Current Coupon 3.53%, Secured Debt (Maturity - August 31, 2014)		1,987,606	1,548,214	1,659,650

Megapath Inc. (9)	Communications Technology
LIBOR Plus 10%, Current Coupon 12%, Secured Debt (Maturity - November 4, 2015) (8)		4,000,000	3,922,670	4,040,770

Miramax Film NY, LLC (9)	Motion Picture Producer and Distributor
LIBOR Plus 6%, Current Coupon 7.75%, Secured Debt (Maturity - June 30, 2016) (8)		3,000,000	2,940,000	2,940,000
LIBOR Plus 11%, Current Coupon 13%, Secured Debt (Maturity - December 30, 2016) (8)		4,000,000	3,920,000	3,920,000
Class B Units (Fully diluted 0.2%)			500,000	500,000
			7,360,000	7,360,000

Northland Cable Television, Inc. (9)	Cable Broadcasting
LIBOR Plus 8.0%, Current Coupon 8.26%, Secured Debt (Maturity - June 22, 2013)		5,000,000	4,851,285	4,988,785

Pierre Foods, Inc. (9)	Foodservice Supplier
Base Plus 4.25%, Current Coupon 7.5%, Secured Debt (Maturity - September 30, 2016) (8)		5,000,000	4,903,804	4,992,702
Base Plus 8.5%, Current Coupon 11.75%, Secured Debt (Maturity - September 29, 2017) (8)		2,000,000	1,932,106	1,992,181
			6,835,910	6,984,883

Rentech Energy Midwest Corporation (9)	Manufacturer of Fertilizer
LIBOR Plus 10%, Current Coupon 12.5%, Secured Debt (Maturity - July 29, 2014) (8)		2,331,606	2,274,262	2,274,262

Shearer’s Foods, Inc. (9)	Manufacturer of Food/Snacks
12% Current / 3% PIK Secured Debt (Maturity - March 21, 2016)		4,092,707	3,999,396	4,154,098

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Non-Control/Non-Affiliate Investments (5)

Standard Steel, LLC (9)	Manufacturer of Steel Wheels and Axles
12% Secured Debt (Maturity - April 30, 2015)		3,000,000	2,902,821	2,988,750

Support Systems Homes, Inc.	Manages Substance Abuse Treatment Centers
15% Secured Debt (Maturity - August 21, 2018)		576,600	576,600	576,600

Technical Innovations, LLC	Manufacturer of Specialty Cutting Tools and Punches
13.5% Secured Debt (Maturity - January 16, 2015)		2,950,000	2,919,118	2,950,000

The Tennis Channel, Inc.	Sports Broadcasting/Media
LIBOR Plus 6% / 4% PIK, Current Coupon with PIK 14%, Secured Debt (Maturity - January 1, 2013) (8)		9,198,840	9,230,938	9,230,938
Warrants (Fully diluted 0.10%)			211,938	211,938
			9,442,876	9,442,876

Other Non-Control/Non-Affiliate Investments (10)			105,000	105,000

Subtotal Non-Control/Non-Affiliate Investments			91,911,304	91,956,221

Main Street Capital Partners, LLC (Investment Manager)	Asset Management
100% of Membership Interests			4,284,042	2,051,655

Total Portfolio Investments, December 31, 2010			$322,855,578	$348,811,074

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Marketable Securities and Idle Funds Investments	Investments in Secured and Rated Debt Investments, Certificates of Deposit, and Diversified Bond Funds
AL Gulf Coast Terminals, LLC
LIBOR Plus 5.0%, Current Coupon 6.75%, Secured Debt (Maturity - September 21, 2016) (8)		$6,919,997	$6,735,294	$6,746,997
Aspen Dental Management, Inc.
LIBOR Plus 5.0%, Current Coupon 8.25%, Secured Debt (Maturity - October 13, 2016) (8)		4,987,500	4,691,670	4,806,974
ATI Acquisition I Corp.
LIBOR Plus 5.5%, Current Coupon 7.5%, Secured Debt (Maturity - September 14, 2016) (8)		2,885,675	2,841,517	2,857,332
Booz Allen Hamilton Inc.
13% Debt (Maturity - July 5, 2016)		1,716,044	1,781,625	1,765,380
Centerplate, Inc.
LIBOR Plus 7.5%, Current Coupon 10.75%, Secured Debt (Maturity - September 16, 2016) (8)		3,000,000	2,914,206	2,988,750
CHG Companies, Inc.
LIBOR Plus 5.5%, Current Coupon 7.25%, Secured Debt (Maturity - October 14, 2016) (8)		1,975,000	1,937,558	1,996,754
Excelitas Technologies Corp.
LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity - December 2, 2016) (8)		3,000,000	2,971,096	3,020,771
Gentiva Health Services, Inc.
LIBOR Plus 5.0%, Current Coupon 6.75%, Secured Debt (Maturity - September 20, 2016) (8)		2,981,250	2,975,289	3,014,789
Henniges Automotive Holdings, Inc.
LIBOR Plus 10.0%, Current Coupon 12%, Secured Debt (Maturity - December 7, 2016) (8)		3,000,000	2,941,308	2,941,308
MLM Holdings, Inc.
LIBOR Plus 5.25%, Current Coupon 7%, Secured Debt (Maturity - December 1, 2016) (8)		6,982,500	6,879,686	6,897,406
MultiPlan, Inc.
LIBOR Plus 4.75%, Current Coupon 6.5%, Secured Debt (Maturity - August 26, 2017) (8)		3,876,923	3,863,709	3,913,269
Rite Aid Corporation
7.5% Bond (Maturity - March 1, 2017)		2,000,000	1,889,335	1,845,874
SonicWALL, Inc.
LIBOR plus 6.25%, Current Coupon 8.25%, Secured Debt (Maturity - August 1, 2016) (8)		1,794,355	1,797,374	1,807,813

Portfolio Company/Type of Investment (1) (2)	Industry	Principal (6)	Cost (6)	Fair Value

Marketable Securities and Idle Funds Investments
Terex Corporation
7.4% Bond (Maturity - January 15, 2014)		2,000,000	2,023,301	2,023,301
Visant Corporation
LIBOR Plus 5.25%, Current Coupon 7%, Secured Debt (Maturity - December 28, 2016) (8)		4,987,500	4,891,963	5,057,003
Vision Solutions, Inc.
LIBOR Plus 6.0%, Current Coupon 7.75%, Secured Debt (Maturity - July 23, 2016) (8)		1,925,000	1,612,010	1,631,338
Western Refining Inc.
LIBOR Plus 7.5%, Current Coupon 10.75%, Secured Debt (Maturity - August 1, 2014) (8)		1,708,883	1,672,628	1,736,654
Wyle Services Corporation
LIBOR Plus 4.0%, Current Coupon 6%, Secured Debt (Maturity - September 10, 2016) (8)		3,989,992	3,964,645	4,003,290
Yankee Cable Acquisition, LLC
LIBOR Plus 4.5%, Current Coupon 6.5%, Secured Debt (Maturity - August 26, 2016) (8)		3,990,000	3,933,213	3,990,000

Other Marketable Securities and Idle Funds Investments (11)		5,529,450	5,653,480	5,707,855

Subtotal Marketable Securities and Idle Funds Investments			67,970,907	68,752,858

Total Investments, December 31, 2010			$390,826,485	$417,563,932

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

2.                                      Basis of Presentation

Main Street’s financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). For the three and nine months ended September 30, 2011 and 2010, Main Street’s consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries, including the Funds.  Portfolio investments, as used herein, refers to all of Main Street’s investments in lower middle market (“LMM”) portfolio companies, private placement portfolio investments, and the investment in the Investment Manager and excludes all “Marketable securities and idle funds investments.”  The Investment Manager is accounted for as a portfolio investment (see Note D). “Marketable securities and idle funds investments” are classified as financial instruments and are reported separately on Main Street’s Consolidated Balance Sheets and Consolidated Schedule of Investments due to the nature of such investments (see Note B.9).  Main Street’s results of operations for the three and nine months ended September 30, 2011 and 2010, cash flows for the nine months ended September 30, 2011 and 2010, and financial position as of September 30, 2011 and December 31, 2010, are presented on a consolidated basis.  The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current financial statement presentation.

The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2010. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.                                      Valuation of Portfolio Investments

Main Street accounts for its LMM portfolio investments, private placement portfolio investments, and the investment in the Investment Manager at fair value. As a result, Main Street follows the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification” or “ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires Main Street to assume that the portfolio investment is to be sold in the principal market to independent market participants, or in the absence of a principal market, in the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. With the adoption of this statement, Main Street incorporated the income approach to estimate the fair value of its LMM portfolio debt investments using a yield-to-maturity model.

Main Street’s portfolio strategy calls for it to invest primarily in illiquid securities issued by private, LMM companies as well as privately placed debt securities issued by private, middle market companies that are generally larger in size than the LMM companies.  These portfolio investments may be subject to restrictions on resale.  LMM companies generally have no established trading market while privately placed debt securities generally have established markets that are not active.  Main Street determines in good faith the fair value of its portfolio investments pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by its Board of Directors and in accordance with the 1940 Act. For LMM investments, Main Street reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process.  For private placement portfolio investments, Main Street generally uses observable inputs such as quoted prices in the valuation process.  Main Street’s valuation policy and process are intended to provide a consistent basis for determining the fair value of the portfolio.

For valuation purposes, “control” investments are composed of equity and debt securities for which Main Street has a controlling interest in the portfolio company or has the ability to nominate a majority of the portfolio company’s board of directors. Market quotations are generally not readily available for Main Street’s control investments. As a result, Main Street determines the fair value of control investments using a combination of market and income approaches. Under the market approach, Main Street will typically use the enterprise value methodology to determine the fair value of these investments. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”), cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, Main Street analyzes various factors, including the portfolio company’s historical and projected financial results. Main Street allocates the enterprise value to investments in order of the legal priority of the investments. Main Street will also use the income approach to determine the fair value of these securities, based on projections of the discounted future free cash flows that the portfolio company or the debt security will likely generate. The valuation approaches for Main Street’s control investments estimate the value of the investment if Main Street were to sell, or exit, the investment. In addition, these valuation approaches consider the value associated with Main Street’s ability to control the capital structure of the portfolio company, as well as the timing of a potential exit.

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

Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each LMM portfolio company once a quarter. In addition to its internal valuation process, in arriving at estimates of fair value for portfolio companies, Main Street, among other things, consults with a nationally recognized independent advisor. The nationally recognized independent advisor is generally consulted relative to each LMM portfolio investment at least once in every calendar year, and for new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent advisor on one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in an LMM portfolio company is determined to be insignificant relative to the total investment portfolio. Main Street consulted with its independent advisor in arriving at Main Street’s determination of fair value on a total of 31 LMM portfolio companies for the nine months ended September 30, 2011, representing approximately 66% of the total LMM portfolio and investment in the affiliated Investment Manager at fair value as of September 30, 2011.

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

The Board of Directors of Main Street has the final responsibility for reviewing and approving, in good faith, Main Street’s estimate of the fair value for its portfolio investments consistent with the 1940 Act requirements.  Main Street believes its portfolio investments as of September 30, 2011 and December 31, 2010 approximate fair value as of those dates based on the market in which Main Street operates and other conditions in existence at those reporting periods.

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

As of September 30, 2011, Main Street had two investments on non-accrual status, which comprised approximately 1.3% of the total portfolio investments at fair value and 3.4% of the total portfolio investments at cost (or 1.0% and 2.6%, respectively with the inclusion of marketable securities and idle funds investments), in each case excluding the investment in the affiliated Investment Manager.  As of December 31, 2010, Main Street had two investments on non-accrual status, which comprised approximately 2.6% of the total portfolio investments at fair value and 3.6% of the total portfolio investments at cost (or 2.2% and 3.0%, respectively with the inclusion of marketable securities and idle funds investments), in each case excluding the investment in the affiliated Investment Manager.

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

9.                                      Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Main Street believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, marketable securities, receivables, accounts payable and accrued liabilities approximate the fair values of such items. Marketable securities and idle funds investments may include investments in certificates of deposit, U.S. government agency securities, intermediate-term secured debt, independently rated debt investments, and diversified bond funds. The fair value determination for these investments under the provisions of ASC 820 primarily consists of Level 2 observable inputs.

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

As a result of the Exchange Offer Transactions, the net earnings attributable to the remaining externally owned noncontrolling interest in MSC II is excluded from all per share amounts presented, and the per share amounts only reflect the net earnings attributable to Main Street’s ownership interest in MSC II.  The following table provides a reconciliation of Net Investment Income and Net Realized Income excluding amounts related to the remaining noncontrolling interest in MSC II for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net Investment Income	$10,361,362	$4,757,564	$27,347,476	$12,719,905
Noncontrolling interest share of Net Investment Income	(179,430)	(87,320)	(560,179)	(221,257)
Net Investment Income attributable to common stock	10,181,932	4,670,244	26,787,297	12,498,648

Total net realized gain (loss) from investments	1,447,750	(1,532,356)	1,718,864	(2,937,581)
Noncontrolling interest share of net realized (gain) loss from investments	(46,833)	21,103	(48,057)	75,152
Net Realized Income attributable to common stock	$11,582,849	$3,158,991	$28,458,104	$9,636,219

Net Investment Income per share -
Basic and diluted	$0.44	$0.28	$1.23	$0.81
Net Realized Income per share -
Basic and diluted	$0.50	$0.19	$1.30	$0.62

Weighted average shares outstanding -
Basic and diluted	23,194,896	16,878,088	21,824,775	15,469,890

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

As of September 30, 2011 and December 31, 2010, all of Main Street’s private placement portfolio investments and marketable securities and idle funds investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments primarily consisted of observable inputs in non-active markets. As a result, all of Main Street’s private placement portfolio investments and marketable securities and idle funds investments were categorized as Level 2 as of September 30, 2011 and December 31, 2010.

As of September 30, 2011 and December 31, 2010, all of Main Street’s LMM portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s LMM portfolio investments were categorized as Level 3. The fair value determination of each LMM portfolio investment required one or more of the following unobservable inputs:

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

•      Contractual rights, obligations or restrictions associated with the investment; and

•      Other factors deemed relevant.

As of September 30, 2011 and December 31, 2010, the fair value determination for the SBIC debentures recorded at fair value primarily consisted of unobservable inputs.  As a result, the SBIC debentures which are recorded at fair value were categorized as Level 3.  Main Street determines the fair value of these instruments primarily using a yield approach that analyzes the discounted cash flows of interest and principal for each SBIC debenture recorded at fair value based on estimated market interest rates for debt instruments of similar structure, terms, and maturity.  Main Street’s estimate of the expected repayment date of principal for each SBIC debenture recorded at fair value is the legal maturity date of the instrument, as Main Street generally intends not to repay its SBIC debentures prior to maturity.

The following table provides a summary of changes in fair value of Main Street’s Level 3 portfolio investments for the nine months ended September 30, 2011:

					Net
		Accretion of	Redemptions/		Unrealized
Type of	December 31, 2010	Unearned	Repayments/	New	Appreciation	September 30, 2011
Investment	Fair Value	Income	Exits (1)	Investments (1)	(Depreciation)	Fair Value
Debt	$183,894,069	$1,924,094	$(22,344,469)	$62,313,469	$(4,302,586)	$221,484,577
Equity	61,201,721	—	1,500,647	12,359,412	23,949,769	99,011,549
Equity warrants	25,080,963	—	—	4,631,427	10,103,096	39,815,486
Investment Manager	2,051,655	—	—	—	(135,333)	1,916,322
	$272,228,408	$1,924,094	$(20,843,822)	$79,304,308	$29,614,946	$362,227,934

(1)                                  Includes the impact of non-cash conversions

The following table provides a summary of changes for the Level 3 SBIC Debentures recorded at fair value for the nine months ended September 30, 2011:

				Net
				Unrealized
Type of	December 31, 2010		New SBIC	(Appreciation)	September 30, 2011
Instrument	Fair Value	Repayments	Debentures	Depreciation	Fair Value
SBIC Debentures at fair value	$70,557,975	$—	$—	$5,714,950	$76,272,925

At September 30, 2011 and December 31, 2010, Main Street’s investments and SBIC Debentures at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At September 30, 2011	Fair Value	(Level 1)	(Level 2)	(Level 3)

LMM portfolio investments	$371,671,628	$—	$11,360,016	$360,311,612
Private placement portfolio investments	123,401,793	—	123,401,793	—
Investment in affiliated Investment Manager	1,916,322	—	—	1,916,322

Total portfolio investments	496,989,743	—	134,761,809	362,227,934

Marketable securities and idle funds investments	134,727,694	—	134,727,694	—

Total investments	$631,717,437	$—	$269,489,503	$362,227,934

SBIC Debentures at fair value	$76,272,925	$—	$—	$76,272,925

		Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At December 31, 2010	Fair Value	(Level 1)	(Level 2)	(Level 3)

LMM portfolio investments	$279,619,629	$—	$9,442,876	$270,176,753
Private placement portfolio investments	67,139,790	—	67,139,790	—
Investment in affiliated Investment Manager	2,051,655	—	—	2,051,655

Total portfolio investments	348,811,074	—	76,582,666	272,228,408

Marketable securities and idle funds investments	68,752,858	—	68,752,858	—

Total investments	$417,563,932	$—	$145,335,524	$272,228,408

SBIC Debentures at fair value	$70,557,975	$—	$—	$70,557,975

For the nine months ended September 30, 2011, there were no transfers within the three fair value hierarchy levels.

Portfolio Investment Composition

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

Main Street’s private placement portfolio investments primarily consist of direct or secondary purchases of interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in Main Street’s LMM portfolio.  Main Street’s privately placed portfolio debt investments are generally secured by either a first or second priority lien on the assets of the company and have an expected duration of between three and four years.

Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including level of new investment activity, repayment of a debt investment or sale of an equity interest. Investment income in any given year could be highly concentrated among several portfolio companies. For the nine months ended September 30, 2011, Main Street did not record investment income from any single LMM portfolio company in excess of 10% of total LMM investment income, and Main Street did not record investment income from any single private placement portfolio company in excess of 10% of total private placement investment income.  For the nine months ended September 30, 2010, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

As of September 30, 2011, Main Street had debt and equity investments in 51 LMM portfolio companies with an aggregate fair value of $371.7 million, with a total cost basis of approximately $315.3 million, and a weighted average annual effective yield on its LMM debt investments of approximately 14.8%. Approximately 76% of Main Street’s total LMM portfolio investments at cost were in the form of debt investments and 93% of such debt investments at cost were secured by first priority liens on the assets of Main Street’s LMM portfolio companies as of September 30, 2011. At September 30, 2011, Main Street had equity ownership in approximately 94% of its LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 34%. As of December 31, 2010, Main Street had debt and equity investments in 44 LMM portfolio companies with an aggregate fair value of $279.6 million with a total cost basis of approximately $253.0 million and a weighted average annual effective yield on its LMM debt investments of approximately 14.5%. The weighted average annual yields were computed using the effective interest rates for all debt investments at September 30, 2011 and December 31, 2010, including amortization of deferred debt origination fees and accretion of original issue discount but excluding liquidation fees payable upon repayment and any debt investments on non-accrual status.

As of September 30, 2011, Main Street had privately placed portfolio investments in 23 companies collectively totaling approximately $123.4 million in fair value with a total cost basis of approximately $124.8 million. The weighted average revenues for the 23 privately placed portfolio company investments were approximately $359 million.  Main Street’s privately placed portfolio investments are primarily in the form of debt investments and 64% of such debt investments at cost were secured by first priority liens on portfolio company assets as of September 30, 2011. The weighted average annual effective yield on Main Street’s privately placed portfolio debt investments was approximately 10.6% as of September 30, 2011.  As of December 31, 2010, Main Street had privately placed portfolio investments in 16 companies collectively totaling approximately $67.1 million in fair value with a total cost basis of approximately $65.6 million. The weighted average revenues for the 16 privately placed portfolio company investments were approximately $352 million.  The weighted average annual effective yield on Main Street’s privately placed portfolio debt investments was approximately 12.5% as of December 31, 2010.  The weighted average annual yields were computed using the effective interest rates for all debt investments at September 30, 2011 and December 31, 2010, including amortization of deferred debt origination fees and accretion of original issue discount but excluding liquidation fees payable upon repayment.

Summaries of the composition of Main Street’s LMM investment portfolio, private placement investment portfolio, and total investment portfolio at cost and fair value as a percentage of the total LMM investment portfolio, the total private placement investment portfolio, and the total investment portfolio are shown in the following table:

	September 30, 2011			December 31, 2010
Cost:	LMM	Private Placement	Total	LMM	Private Placement	Total
First lien debt	70.3%	64.0%	68.5%	70.6%	71.3%	70.8%
Second lien debt	5.5%	36.0%	14.1%	6.7%	28.7%	11.2%
Equity	19.1%	0.0%	13.7%	17.7%	0.0%	14.1%
Equity warrants	5.1%	0.0%	3.7%	5.0%	0.0%	3.9%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	September 30, 2011			December 31, 2010
Fair Value:	LMM	Private Placement	Total	LMM	Private Placement	Total
First lien debt	57.4%	64.2%	59.1%	62.6%	71.8%	64.4%
Second lien debt	4.9%	35.8%	12.6%	6.5%	28.2%	10.6%
Equity	28.6%	0.0%	21.5%	21.9%	0.0%	17.7%
Equity warrants	9.1%	0.0%	6.8%	9.0%	0.0%	7.3%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The following table shows the LMM investment portfolio, private placement investment portfolio, and total investment portfolio composition by geographic region of the United States at cost and fair value as a percentage of the total LMM investment portfolio, the total private placement investment portfolio, and the total investment portfolio. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	September 30, 2011			December 31, 2010
Cost:	LMM	Private Placement	Total	LMM	Private Placement	Total
Southwest	48.9%	28.8%	43.2%	50.5%	12.5%	42.7%
West	33.0%	19.9%	29.3%	29.3%	13.4%	26.1%
Northeast	4.6%	26.4%	10.8%	6.0%	40.0%	13.0%
Midwest	5.4%	17.8%	8.9%	7.2%	29.6%	11.8%
Southeast	8.1%	7.1%	7.8%	7.0%	4.5%	6.4%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	September 30, 2011			December 31, 2010
Fair Value:	LMM	Private Placement	Total	LMM	Private Placement	Total
Southwest	53.8%	28.6%	47.4%	51.8%	12.7%	44.2%
West	28.9%	19.8%	26.6%	28.4%	13.4%	25.5%
Northeast	4.4%	26.7%	10.1%	6.2%	40.1%	12.8%
Midwest	5.7%	17.7%	8.7%	7.2%	29.3%	11.5%
Southeast	7.2%	7.2%	7.2%	6.4%	4.5%	6.0%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Main Street’s LMM and private placement portfolio investments are in companies conducting business in a variety of industries. Set forth below are tables showing the composition of Main Street’s LMM portfolio investments, private placement portfolio investments, and total portfolio investments by industry at cost and fair value as of September 30, 2011 and December 31, 2010:

	September 30, 2011			December 31, 2010
Cost:	LMM	Private Placement	Total	LMM	Private Placement	Total
Commercial Services & Supplies	17.3%	0.0%	12.4%	15.0%	0.0%	11.9%
Energy Equipment & Services	8.8%	10.5%	9.3%	6.3%	6.5%	6.4%
Media	9.6%	7.4%	9.0%	8.5%	18.6%	10.6%
Construction & Engineering	5.9%	7.8%	6.4%	7.2%	0.0%	5.8%
Health Care Providers & Services	7.6%	2.8%	6.2%	5.3%	2.3%	4.6%
Machinery	6.5%	3.9%	5.7%	11.0%	0.0%	8.7%
Software	2.9%	7.6%	4.3%	3.8%	0.0%	3.1%
Specialty Retail	5.7%	0.0%	4.1%	6.8%	0.0%	5.4%
Hotels, Restaurants & Leisure	2.6%	7.7%	4.1%	3.3%	0.0%	2.6%
Insurance	3.7%	4.7%	3.9%	0.0%	0.0%	0.0%
Electronic Equipment, Instruments & Components	5.1%	0.0%	3.6%	5.2%	0.0%	4.2%
Paper & Forest Products	2.5%	5.1%	3.2%	3.0%	9.7%	4.4%
Food & Staples Retailing	0.0%	11.4%	3.2%	0.0%	29.8%	6.1%
Internet Software & Services	3.3%	0.0%	2.4%	3.6%	0.0%	2.9%
Diversified Consumer Services	3.1%	0.0%	2.3%	5.2%	0.0%	4.1%
Building Products	2.9%	0.0%	2.1%	3.2%	0.0%	2.5%
Health Care Equipment & Supplies	2.5%	0.0%	1.8%	1.2%	0.0%	0.9%
Diversified Telecommunication Services	0.3%	5.3%	1.7%	0.4%	10.5%	2.5%
Trading Companies & Distributors	2.2%	0.0%	1.6%	3.3%	0.0%	2.6%
Transportation Infrastructure	2.2%	0.0%	1.6%	2.8%	0.0%	2.3%
Chemicals	0.0%	5.5%	1.6%	0.0%	3.5%	0.7%
Leisure Equipment & Products	2.1%	0.0%	1.5%	2.6%	0.0%	2.1%
Real Estate Management & Development	0.0%	4.7%	1.3%	0.0%	0.0%	0.0%
IT Services	0.0%	4.6%	1.3%	0.0%	0.0%	0.0%
Internet & Catalog Retail	0.0%	4.1%	1.2%	0.0%	0.0%	0.0%
Food Products	0.0%	3.3%	0.9%	0.0%	6.1%	1.3%
Oil, Gas & Consumable Fuels	0.0%	0.0%	0.0%	0.0%	5.8%	1.2%
Metals & Mining	0.0%	0.0%	0.0%	0.0%	4.4%	0.9%
Thrifts & Mortgage Finance	0.0%	0.0%	0.0%	0.0%	2.6%	0.5%
Other (1)	3.2%	3.6%	3.3%	2.3%	0.2%	1.7%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1) Various industries with each individually less than 2.0% of portfolio totals

	September 30, 2011			December 31, 2010
Fair Value:	LMM	Private Placement	Total	LMM	Private Placement	Total
Commercial Services & Supplies	15.2%	0.0%	11.4%	13.7%	0.0%	11.1%
Energy Equipment & Services	10.8%	10.7%	10.8%	7.2%	6.7%	7.1%
Media	8.2%	7.5%	8.0%	7.6%	18.4%	9.7%
Health Care Providers & Services	8.7%	3.0%	7.2%	7.1%	2.5%	6.2%
Construction & Engineering	6.5%	7.9%	6.9%	8.2%	0.0%	6.6%
Machinery	7.6%	4.1%	6.7%	10.8%	0.0%	8.7%
Internet Software & Services	6.2%	0.0%	4.6%	4.8%	0.0%	3.9%
Hotels, Restaurants & Leisure	3.1%	7.7%	4.3%	3.7%	0.0%	3.0%
Software	3.0%	7.5%	4.1%	3.5%	0.0%	2.8%
Insurance	3.1%	4.7%	3.5%	0.0%	0.0%	0.0%
Specialty Retail	4.5%	0.0%	3.4%	6.0%	0.0%	4.8%
Diversified Consumer Services	4.1%	0.0%	3.0%	5.5%	0.0%	4.4%
Electronic Equipment, Instruments & Components	4.0%	0.0%	3.0%	5.0%	0.0%	4.1%
Paper & Forest Products	2.4%	4.8%	3.0%	3.0%	9.4%	4.2%
Food & Staples Retailing	0.0%	11.3%	2.8%	0.0%	30.0%	5.8%
Trading Companies & Distributors	3.1%	0.0%	2.3%	3.3%	0.0%	2.7%
Health Care Equipment & Supplies	2.1%	0.0%	1.6%	1.1%	0.0%	0.9%
Transportation Infrastructure	2.1%	0.0%	1.6%	3.0%	0.0%	2.4%
Diversified Telecommunication Services	0.2%	5.4%	1.5%	0.2%	10.3%	2.2%
Chemicals	0.0%	5.4%	1.4%	0.0%	3.4%	0.7%
Building Products	1.7%	0.0%	1.3%	2.1%	0.0%	1.7%
Real Estate Management & Development	0.0%	4.7%	1.2%	0.0%	0.0%	0.0%
IT Services	0.0%	4.4%	1.1%	0.0%	0.0%	0.0%
Internet & Catalog Retail	0.0%	4.0%	1.0%	0.0%	0.0%	0.0%
Food Products	0.0%	3.3%	0.8%	0.0%	6.2%	1.2%
Leisure Equipment & Products	0.6%	0.0%	0.4%	2.3%	0.0%	1.8%
Oil, Gas & Consumable Fuels	0.0%	0.0%	0.0%	0.0%	5.8%	1.1%
Metals & Mining	0.0%	0.0%	0.0%	0.0%	4.5%	0.9%
Thrifts & Mortgage Finance	0.0%	0.0%	0.0%	0.0%	2.6%	0.5%
Other (1)	2.8%	3.6%	3.1%	1.9%	0.2%	1.5%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1) Various industries with each individually less than 2.0% of portfolio totals

At September 30, 2011, Main Street had no LMM investments that were greater than 10% of its total LMM investment portfolio at fair value and no private placement investments that were greater than 10% of its total private placement investment portfolio at fair value.  At December 31, 2010, Main Street had no investments that were greater than 10% of its total investment portfolio at fair value.

NOTE D — WHOLLY OWNED INVESTMENT MANAGER

As part of the Formation Transactions, the Investment Manager became a wholly owned subsidiary of MSCC. However, the Investment Manager is accounted for as a portfolio investment since the Investment Manager is not an investment company and since it conducts a significant portion of its investment management activities for parties outside of MSCC and its consolidated subsidiaries. The Investment Manager receives recurring investment management fees from MSC II pursuant to a separate investment advisory agreement. The payments due under the investment advisory agreement were fixed at $3.3 million per year, paid quarterly, until September 30, 2010. Subsequent to September 30, 2010, under the investment advisory agreement, MSC II is obligated to pay a 2% annualized management fee based upon the MSC II assets under management. Subsequent to the closing of the Exchange Offer, the investment in the Investment Manager was reduced to reflect the remaining pro rata portion of the MSC II equity and the related portion of the MSC II management fees that were not acquired by MSCC. The Investment Manager also receives certain management, consulting and advisory fees for providing these services to third parties, and collectively with the MSC II management fees attributable to the remaining noncontrolling interest in MSC II is referred to as the “External Services.” The portfolio investment in the Investment Manager is accounted for using fair value accounting, with the fair value determined by Main Street and approved, in good faith, by Main Street’s Board of Directors, based on the same valuation methodologies applied to determine the original valuation. The valuation for the Investment Manager is based on the total estimated present value of the net cash flows received for the External Services, over the estimated dollar averaged life of the related investment management, advisory or consulting contract, and is also based on comparable public market transactions. The net cash flows utilized in the valuation of the Investment Manager exclude any revenues and expenses from MSCC and its subsidiaries, but include the revenues attributable to External Services, and are reduced by an estimated allocation of costs related to providing such External Services. Any change in fair value of the investment in the Investment Manager is recognized on Main Street’s statement of operations as “Unrealized appreciation (depreciation) in Investment in affiliated Investment Manager,” with a corresponding increase (in the case of appreciation) or decrease (in the case of depreciation) to “Investment in affiliated Investment Manager” on Main Street’s balance sheet. As part of the Exchange Offer Transactions, the investment in the Investment Manager was reduced $13.7 million and recorded against “Additional paid-in capital” as an adjustment to the original valuation recorded as part of the Formation Transactions. Main Street believes that the valuation for the Investment Manager will generally decrease over the life of the investment management, advisory and consulting contracts attributable to third parties, absent obtaining additional recurring cash flows from performing External Services for other external investment entities or other third parties.

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

Pursuant to the support services agreement with MSCC, the Investment Manager is reimbursed by MSCC for its excess operating expenses associated with providing investment management and other services to MSCC and its subsidiaries, as well as third parties. Each quarter, as part of the support services agreement, MSCC makes payments to cover all cash operating expenses incurred by the Investment Manager, less fees that the Investment Manager receives pursuant to long-term investment advisory agreements and consulting agreements. Subsequent to the consolidation of MSC II in connection with the Exchange Offer, the management fees paid by MSC II to the Investment Manager are now included in “Expenses reimbursed to affiliated Investment Manager” on the statements of operations along with any additional net costs reimbursed by MSCC to the Investment Manager pursuant to the support services agreement.  For the nine months ended September 30, 2011 and 2010, the expenses reimbursed by MSCC and management fees paid by MSC II to the Investment Manager totaled $6.3 million and $3.6 million, respectively.

In its separate stand-alone financial statements as summarized below, the Investment Manager recognized an $18 million intangible asset related to the investment advisory agreement with MSC II consistent with Staff Accounting Bulletin No. 54, Application of “Pushdown” Basis of Accounting in Financial Statements of Subsidiaries Acquired by Purchase (“SAB 54”). Under SAB 54, push-down accounting is required in “purchase transactions that result in an entity becoming substantially wholly owned.” In this case, MSCC acquired 100% of the equity interests in the Investment Manager in the Formation Transactions. Because the $18 million value attributed to MSCC’s investment in the Investment Manager was derived from the long-term, recurring management fees under the investment advisory agreement with MSC II, the same methodology used to determine the $18 million valuation of the Investment Manager in connection with the Formation Transactions was utilized to establish the push-down accounting basis for the intangible asset. The intangible asset is being amortized over the estimated economic life of the investment advisory agreement with MSC II.  For the nine months ended September 30, 2011 and 2010, the Investment Manager recognized $0.9 million and $0.8 million of amortization expense in each respective period associated with the intangible asset.  Amortization expense is not included in the expenses reimbursed by MSCC to the Investment Manager based upon the support services agreement since it is non-cash and non-operating in nature.

Summarized financial information from the separate financial statements of the Investment Manager is as follows:

	As of September 30,	As of December 31,
	2011	2010
	(Unaudited)

Cash	$304,529	$191,645
Accounts receivable	61,483	75,501
Accounts receivable - MSCC	3,105,001	15,124
Intangible asset (net of accumulated amortization of $4,087,060 and $3,209,740 as of September 30, 2011 and December 31, 2010, respectively)	13,912,940	14,790,260
Deposits and other	32,102	139,244
Total assets	$17,416,055	$15,211,774

Accounts payable and accrued liabilities	$3,647,687	$566,087
Equity	13,768,368	14,645,687
Total liabilities and equity	$17,416,055	$15,211,774

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Management fee income from Main Street Capital II	$651,763	$831,300	$1,804,698	$2,493,900
Other management advisory fees	298,184	136,955	472,559	327,050
Total income	949,947	968,255	2,277,257	2,820,950

Salaries, benefits and other personnel costs	(1,954,588)	(1,083,572)	(5,831,719)	(3,251,316)
Occupancy expense	(84,708)	(78,371)	(247,905)	(231,614)
Professional expenses	(38,610)	(2,262)	(127,928)	(67,642)
Amortization expense - intangible asset	(298,762)	(274,094)	(877,320)	(804,880)
Other expenses	(174,934)	(124,463)	(557,074)	(410,989)
Expense reimbursement from MSCC	1,302,893	320,413	4,487,369	1,140,611
Total net expenses	(1,248,709)	(1,242,349)	(3,154,577)	(3,625,830)
Net income	$(298,762)	$(274,094)	$(877,320)	$(804,880)

NOTE E — SBIC DEBENTURES

SBIC debentures payable at September 30, 2011 and December 31, 2010 were $220 million and $180 million, respectively.  SBIC debentures provide for interest to be paid semi-annually, with principal due at the applicable 10-year maturity date of each debenture. The weighted average annual interest rate as of September 30, 2011 and December 31, 2010 was 5.1% and 5.2%, respectively. The first principal maturity due under the existing SBIC debentures is in 2013, and the remaining weighted average duration as of September 30, 2011 is approximately 6.9 years.  For the nine months ended September 30, 2011, Main Street recognized $8.1 million in interest expense attributable to the SBIC debentures.  In accordance with SBA regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA. The Funds are subject to annual compliance examinations by the SBA. There have been no historical findings resulting from these examinations.

As of September 30, 2011, the recorded value of the SBIC debentures was $201.3 million which consisted of (i) $76.3 million recorded at fair value, or $18.7 million less than the $95.0 million face value of these SBIC debentures held in MSC II, and (ii) $125 million reported at face value and held in MSMF.  As of September 30, 2011, if Main Street had adopted the fair value option under ASC 825 for all of its SBIC debentures, Main Street estimates the fair value of its SBIC debentures would be approximately $181.6 million, or $38.4 million less than the $220 million face value of the SBIC debentures.

NOTE F — CREDIT FACILITY

In June 2011, Main Street closed an expansion of its credit facility (the “Credit Facility”) from $100 million to $155 million to provide additional liquidity to support future investment and operational activities.  The $55 million increase in total commitments included commitment increases by all six lenders currently participating in the Credit Facility. In addition to the $55 million increase in total commitments, Main Street extended the maturity of the Credit Facility by one year to September 2014. The amended Credit

Facility also contains an accordion feature that allows for a further increase in total commitments under the facility to $200 million on the same terms and conditions as the existing lender commitments.  Borrowings under the Credit Facility bear interest, subject to Main Street’s election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.50% or (ii) the applicable base rate plus 1.50%. Main Street pays unused commitment fees of 0.375% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the assets of the Funds. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining an interest coverage ratio of at least 2.0 to 1.0, (ii) maintaining an asset coverage ratio of at least 2.5 to 1.0, and (iii) maintaining a minimum tangible net worth. At September 30, 2011, Main Street had $114.0 million in borrowings outstanding under the Credit Facility.  For the nine months ended September 30, 2011, Main Street recognized $1.8 million in interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs.  As of September 30, 2011, the interest rate on the Credit Facility was 2.72%, and Main Street was in compliance with all financial covenants of the Credit Facility.

NOTE G — FINANCIAL HIGHLIGHTS

	Nine Months Ended September 30,
	2011	2010
Per Share Data:

Net asset value at beginning of period	$13.06	$11.96

Net investment income (1) (3)	1.23	0.81
Net realized gain (loss) from investments (1) (2) (3)	0.07	(0.19)
Net change in unrealized appreciation (1) (2) (3)	0.79	0.97
Income tax provision (1) (2) (3)	(0.15)	(0.04)
Bargain purchase gain (1)	—	0.32
Net increase in net assets resulting from operations (1)	1.94	1.87
Dividends paid to stockholders	(1.16)	(1.13)
Impact of monthly dividend declared as of September 30, 2011 and 2010 but paid on October 15, 2011 and 2010	(0.14)	(0.13)
Accretive effect of public stock offerings (issuing shares above NAV per share)	0.62	0.66
Accretive effect of Exchange Offer	—	0.24
Adjustment to investment in Investment Manager in connection with Exchange Offer Transactions	—	(0.73)
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.06	0.05
Other (4)	0.11	(0.06)
Net asset value at September 30, 2011 and 2010	$14.49	$12.73

Market value at September 30, 2011 and 2010	$17.76	$15.89
Shares outstanding at September 30, 2011 and 2010	23,219,348	18,666,187

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

	Nine Months
	Ended September 30,
	2011	2010
Net asset value at end of period	$336,540,116	$237,690,626
Average net asset value	$307,804,675	$183,347,901
Average outstanding debt	$273,000,000	$147,584,249
Ratio of total expenses, including income tax expense, to average net asset value (1) (2) (3)	7.07%	7.00%
Ratio of operating expenses to average net asset value (1) (2)	6.03%	6.22%
Ratio of operating expenses, excluding interest expense, to average net asset value (1) (2)	2.96%	2.94%
Ratio of net investment income to average net asset value (1) (2)	8.70%	6.94%
Total return based on change in net asset value (1) (4)	17.26%	18.50%

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

NOTE H — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

Main Street paid monthly dividends of $0.125 per share for each month of January 2011 through March 2011 and monthly dividends of $0.13 per share for each month of April 2011 through September 2011, totaling $25.1 million, or $1.155 per share, for the nine month period.  During August 2011, Main Street declared and accrued a $0.135 per share monthly dividend that was paid in October 2011.  For the nine months ended September 30, 2010, Main Street paid total monthly dividends of approximately $16.9 million, or $1.125 per share, for the period.

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

The Taxable Subsidiaries hold certain portfolio investments for Main Street. The Taxable Subsidiaries are consolidated with Main Street for financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in Main Street’s consolidated financial statements. The principal purpose of the Taxable Subsidiaries is to permit Main Street to hold equity investments in portfolio companies which are “pass through” entities for tax purposes in order to comply with the “source income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with Main Street for income tax purposes and may generate income tax expense or income tax benefit as a result of their ownership of various portfolio investments. This income tax expense or benefit, if any, is reflected in Main Street’s Consolidated Statement of Operations. For the nine months ended September 30, 2011, Main Street recognized an income tax provision of $3.3 million primarily consisting of deferred tax expense related to net unrealized appreciation on certain portfolio investments held by the Taxable Subsidiaries.

Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,
	2011	2010
	(estimated)
Net increase in net assets resulting from operations	$42,542,435	$29,834,253
Share-based compensation expense	1,466,416	1,049,258
Net realized income allocated to noncontrolling interest	(608,237)	(146,105)
Net change in unrealized appreciation on investments	(16,778,197)	(15,941,254)
Bargain purchase gain	—	(4,890,582)
Income tax provision	3,302,102	779,907
Pre-tax book (income) loss not consolidated for tax purposes	(421,280)	5,985,652
Book income and tax income differences, including debt origination, structuring fees, dividends, and realized gains	3,547,475	1,323,650
Estimated taxable income	33,050,714	17,994,779
Taxable income earned in prior year and carried forward for distribution in current year	586,227	930,925
Ordinary taxable income earned in current period and carried forward for distribution	(8,564,128)	(2,042,457)
Dividend accrued as of September 30, 2011 and 2010 and paid on October 15, 2011 and 2010	3,134,612	2,333,273
Total distributions accrued or paid to common stockholders	$28,207,425	$19,216,520

The net deferred tax liability at September 30, 2011 was $1.0 million and primarily related to timing differences from net unrealized appreciation from portfolio debt and equity investments as well as timing differences related to taxable income of equity investments in portfolio companies which are “pass through” entities for tax purposes.  The net deferred tax asset at December 31, 2010 was $2.0 million and primarily related to timing differences from recognition of unrealized depreciation and unrealized appreciation from portfolio debt and equity investments as well as timing differences from taxable income from equity investments in portfolio companies which are “pass through” entities for tax purposes.

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

Consummation of the Exchange Offer Transactions provided Main Street with access to additional long-term, low-cost leverage capacity through the SBIC program. The American Recovery and Reinvestment Act of 2009 enacted in February 2009 (the “Stimulus Bill”) increased the maximum amount of combined SBIC leverage (or SBIC leverage cap) to $225 million for affiliated SBIC funds from the previous SBIC leverage cap of approximately $137 million. Since the increase in the SBIC leverage cap applies to affiliated SBIC funds, Main Street is required to allocate such increased borrowing capacity between MSMF and MSC II.  Main Street currently has access to an incremental $5 million in SBIC leverage capacity, subject to the required capitalization of each of the Funds, in addition to the $220 million of existing SBIC leverage at the Funds.

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

For the nine months ended September 30, 2011, $7.8 million of the total $25.1 million in dividends paid to stockholders represented DRIP participation. During this period, Main Street satisfied the DRIP participation requirements with the issuance of 303,659 newly issued shares and with the purchase of 117,585 shares of common stock in the open market. For the nine months ended September 30, 2010, $5.9 million of the total $16.9 million in dividends paid to stockholders represented DRIP participation. During this period, Main Street satisfied the DRIP participation requirements with the issuance of 347,474 newly issued shares and with the purchase of 35,572 shares of common stock in the open market. The shares disclosed above relate only to Main Street’s DRIP and exclude any activity related to broker-managed dividend reinvestment plans.

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

Main Street’s Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2008 Equity Incentive Plan. These shares vest over a four-year period from the grant date and are expensed over the four-year service period starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street’s Board of Directors and the remaining shares of restricted stock available for issuance as of September 30, 2011.

Restricted stock authorized under the plan	2,000,000
Less restricted stock granted on:
July 1, 2008	(245,645)
July 1, 2009	(99,312)
July 1, 2010	(149,357)
June 20, 2011	(117,728)

Restricted stock available for issuance as of September 30, 2011	1,387,958

The following table summarizes the restricted stock issued to Main Street’s independent directors pursuant to the Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan. These shares vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over a one-year service period starting on the grant date.

Restricted stock authorized under the plan	200,000
Less restricted stock granted on:
July 1, 2008	(20,000)
July 1, 2009	(8,512)
July 1, 2010	(7,920)
June 20, 2011	(6,584)
August 3, 2011	(1,658)

Restricted stock available for issuance as of September 30, 2011	155,326

For the nine months ended September 30, 2011 and 2010, Main Street recognized total share-based compensation expense of $1.5 million and $1.0 million, respectively, related to the restricted stock issued to Main Street employees and independent directors.

As of September 30, 2011, there was $4.8 million of total unrecognized compensation expense related to Main Street’s non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 2.8 years as of September 30, 2011.

NOTE M — COMMITMENTS

At September 30, 2011, Main Street had seven outstanding commitments to fund unused revolving loans for up to $17.5 million in total.

NOTE N — SUPPLEMENTAL CASH FLOW DISCLOSURES

Listed below are the supplemental cash flow disclosures for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
Interest paid	$11,675,126	$7,797,985
Taxes paid	$165,571	$187,740
Non-cash financing activities:
Shares issued in connection with the MSC II Exchange Offer	$—	$20,093,091
Shares issued pursuant to the DRIP	$5,722,327	$5,392,202

NOTE O — RELATED PARTY TRANSACTIONS

As discussed further in Note D, subsequent to the completion of the Formation Transactions, the Investment Manager is a wholly owned portfolio company of MSCC. At September 30, 2011, the Investment Manager had a receivable of $3.1 million due from MSCC related to operating expenses incurred by the Investment Manager required to support Main Street’s business.

NOTE P — SUBSEQUENT EVENTS

In October 2011, Main Street completed a public stock offering of 3,450,000 shares of common stock, including the underwriters’ full exercise of the over-allotment option, at a price to the public of $17.50 per share, resulting in total net proceeds of approximately $57.5 million, after deducting underwriters’ commissions and estimated offering costs.

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

On January 7, 2010, MSCC consummated transactions (the “Exchange Offer”) to exchange 1,239,695 shares of its common stock for approximately 88% of the total dollar value of the limited partner interests in Main Street Capital II, LP (“MSC II” and, together with MSMF, the “Funds”). Pursuant to the terms of the Exchange Offer, 100% of the membership interests in the general partner of MSC II, Main Street Capital II GP, LLC (“MSC II GP”), were also transferred to MSCC for no consideration. MSC II commenced operations in January 2006, is an investment fund that operates as an SBIC, and is also managed by the Investment Manager. The Exchange Offer and related transactions, including the transfer of the MSC II GP interests, are collectively termed the “Exchange Offer Transactions” (see Note I to the consolidated financial statements). As of September 30, 2011, an approximately 12% minority ownership in the total dollar value of the MSC II limited partnership interests remained outstanding, including approximately 5% owned by affiliates of MSCC. We have submitted an exemptive relief application to the SEC to permit us to acquire the approximately 5% ownership in the total dollar value of the MSC II limited partnership interests held by affiliates of MSCC using the same valuation formula utilized in the Exchange Offer. There can be no assurance that we will obtain the exemptive relief or that if we do obtain such relief it will be obtained on the terms we have outlined in our request.

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

As of September 30, 2011, we had debt and equity investments in 51 LMM portfolio companies with an aggregate fair value of $371.7 million, with a total cost basis of approximately $315.3 million, and a weighted average annual effective yield on our LMM debt investments of approximately 14.8%. Approximately 76% of our total LMM portfolio investments at cost were in the form of debt investments and 93% of such debt investments at cost were secured by first priority liens on the assets of our LMM portfolio companies as of September 30, 2011. At September 30, 2011, we had equity ownership in approximately 94% of our LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 34%. As of December 31, 2010, we had debt and equity investments in 44 LMM portfolio companies with an aggregate fair value of $279.6 million with a total cost basis of approximately $253.0 million and a weighted average annual effective yield on our LMM debt investments of approximately 14.5%. The weighted average annual yields were computed using the effective interest rates for all debt investments at September 30, 2011 and December 31, 2010, including amortization of deferred debt origination fees and accretion of original issue discount but excluding liquidation fees payable upon repayment and any debt investments on non-accrual status.

In addition to our LMM investment strategy, we opportunistically pursue investments in privately placed debt securities. Our private placement portfolio investments primarily consist of direct or secondary purchases of interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in our LMM portfolio.  Our privately placed portfolio debt investments are generally secured by either a first or second priority lien on the assets of the company and have an expected duration of between three and four years.

   As of September 30, 2011, we had privately placed portfolio investments in 23 companies collectively totaling approximately $123.4 million in fair value with a total cost basis of approximately $124.8 million. The weighted average revenues for the 23 privately placed portfolio company investments were approximately $359 million as of September 30, 2011.  Our privately placed portfolio investments are primarily in the form of debt investments and 64% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on our privately placed portfolio debt investments was approximately 10.6% as of September 30, 2011.  As of December 31, 2010, we had privately placed portfolio investments in 16 companies collectively totaling approximately $67.1 million in fair value with a total cost basis of approximately $65.6 million. The weighted average revenues for the 16 privately placed portfolio company investments were approximately $352 million.  The weighted average annual effective yield on our privately placed portfolio debt investments was approximately 12.5% as of December 31, 2010.    The weighted average yield was computed using the effective interest rates for all debt investments at September 30, 2011 and December 31, 2010, including amortization of deferred debt origination fees and accretion of original issue discount but excluding liquidation fees payable upon repayment.

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

For the nine months ended September 30, 2011, we paid dividends on a monthly basis totaling $1.155 per share, or $25.1 million.  In August 2011, we declared monthly dividends for the fourth quarter of 2011 totaling $0.405 per share representing an 8% increase compared to the monthly dividends for the fourth quarter of 2010.  During 2010, we paid monthly dividends of $0.125 per share, or $1.50 per share for the entire year.  Including the dividends declared for the fourth quarter of 2011, we will have paid approximately $6.32 per share in cumulative dividends since our October 2007 initial public offering.

At September 30, 2011, we had $25.1 million in cash and cash equivalents and $134.7 million in marketable securities and idle funds investments.  In June 2011, we closed an expansion of the three-year credit facility (the “Credit Facility”) from $100 million to $155 million to provide additional liquidity in support of future investment and operational activities.  The $55 million increase in total commitments included commitment increases by all six lenders currently participating in the Credit Facility. In addition to the $55 million increase in total commitments, we extended the maturity of the Credit Facility by one year to September 2014.  In October 2011, we completed a follow-on public stock offering in which we sold 3,450,000 shares of common stock, including the underwriters’ full exercise of the over-allotment option, at a price to the public of $17.50 per share (or approximately 123% of the then latest reported Net Asset Value per share), resulting in total net proceeds of approximately $57.5 million, after deducting underwriters’ commissions and estimated offering costs.  In March 2011, we completed a follow-on public stock offering in which we sold 4,025,000 shares of common stock, including the underwriters’ full exercise of the over-allotment option, at a price to the public of $18.35 per share (or approximately 141% of the then latest reported Net Asset Value per share), resulting in total net proceeds of approximately $70.3 million, after deducting underwriters’ commissions and offering costs.

CRITICAL ACCOUNTING POLICIES

Basis of Presentation

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).  For the three and nine months ended September 30, 2011 and 2010, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries, including the Funds.  Portfolio investments, as used herein, refers to all of our portfolio investments in LMM companies, private placement portfolio investments, and our investment in the Investment Manager but excludes all of our “Marketable securities and idle funds investments.”  “Marketable securities and idle funds investments” are classified as financial instruments and are reported separately on our Consolidated Balance Sheets and Consolidated Schedule of Investments due to the nature of such investments.  Our results of operations for the three and nine months ended September 30, 2011 and 2010, cash flows for the nine months ended September 30, 2011 and 2010 and financial position as of September 30, 2011 and December 31, 2010, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current financial statement presentation.

The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2010. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

Portfolio Investment Valuation

The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of our portfolio investments and the related amounts of unrealized appreciation and depreciation.  As of September 30, 2011 and December 31, 2010, approximately 75% and 78%, respectively, of our total assets represented investments in portfolio companies valued at fair value (including our investment in the Investment Manager). We are required to report our investments at fair value. We follow the provisions of the Accounting Standards Codification (“Codification” or “ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

Our portfolio strategy calls for us to invest primarily in illiquid securities issued by private, LMM companies as well as privately placed debt securities issued by private, middle market companies that are generally larger in size than the LMM companies. These portfolio investments may be subject to restrictions on resale.  LMM companies generally have no established trading market while privately placed debt securities generally have established markets that are not active.  We determine in good faith the fair value of our portfolio investments pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by our Board of Directors and in accordance with the 1940 Act.  For LMM investments, we review external events, including private mergers, sales and acquisitions involving comparable companies, and include these events in the valuation process.  For private placement portfolio investments, we generally use observable inputs such as quoted prices in the valuation process.  Our valuation policy and process is intended to provide a consistent basis for determining the fair value of the portfolio.

For valuation purposes, control investments are composed of equity and debt securities for which we have a controlling interest in the portfolio company or have the ability to nominate a majority of the portfolio company’s board of directors. Market quotations are generally not readily available for our control investments. As a result, we determine the fair value of control investments using a combination of market and income approaches. Under the market approach, we will typically use the enterprise value methodology to determine the fair value of these investments. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, we analyze various factors, including the portfolio company’s historical and projected financial results. We allocate the enterprise value to investments in order of the legal priority of the investments. We will also use the income approach to determine the fair value of these securities, based on projections of the discounted future free cash flows that the portfolio company or the debt security will likely generate. The valuation approaches for our control investments estimate the value of the investment if we were to sell, or exit, the investment. In addition, these valuation approaches consider the value associated with our ability to control the capital structure of the portfolio company, as well as the timing of a potential exit.

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

PORTFOLIO INVESTMENT COMPOSITION

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

Private placement portfolio investments primarily consist of direct or secondary purchases of interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in our LMM portfolio.  Our privately placed portfolio debt investments are generally secured by either a first or second priority lien.

Summaries of the composition of our LMM investment portfolio, private placement investment portfolio, and total investment portfolio at cost and fair value as a percentage of the total LMM investment portfolio, the total private placement investment portfolio, and the total investment portfolio are shown in the following table:

	September 30, 2011			December 31, 2010
Cost:	LMM	Private Placement	Total	LMM	Private Placement	Total
First lien debt	70.3%	64.0%	68.5%	70.6%	71.3%	70.8%
Second lien debt	5.5%	36.0%	14.1%	6.7%	28.7%	11.2%
Equity	19.1%	0.0%	13.7%	17.7%	0.0%	14.1%
Equity warrants	5.1%	0.0%	3.7%	5.0%	0.0%	3.9%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	September 30, 2011			December 31, 2010
Fair Value:	LMM	Private Placement	Total	LMM	Private Placement	Total
First lien debt	57.4%	64.2%	59.1%	62.6%	71.8%	64.4%
Second lien debt	4.9%	35.8%	12.6%	6.5%	28.2%	10.6%
Equity	28.6%	0.0%	21.5%	21.9%	0.0%	17.7%
Equity warrants	9.1%	0.0%	6.8%	9.0%	0.0%	7.3%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The following table shows the LMM investment portfolio, private placement investment portfolio, and total investment portfolio composition by geographic region of the United States at cost and fair value as a percentage of total LMM investment portfolio, total private placement investment portfolio, and total investment portfolio.  The geographic composition is determined by the location of the corporate headquarters of the portfolio company:

	September 30, 2011			December 31, 2010
Cost:	LMM	Private Placement	Total	LMM	Private Placement	Total
Southwest	48.9%	28.8%	43.2%	50.5%	12.5%	42.7%
West	33.0%	19.9%	29.3%	29.3%	13.4%	26.1%
Northeast	4.6%	26.4%	10.8%	6.0%	40.0%	13.0%
Midwest	5.4%	17.8%	8.9%	7.2%	29.6%	11.8%
Southeast	8.1%	7.1%	7.8%	7.0%	4.5%	6.4%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	September 30, 2011			December 31, 2010
Fair Value:	LMM	Private Placement	Total	LMM	Private Placement	Total
Southwest	53.8%	28.6%	47.4%	51.8%	12.7%	44.2%
West	28.9%	19.8%	26.6%	28.4%	13.4%	25.5%
Northeast	4.4%	26.7%	10.1%	6.2%	40.1%	12.8%
Midwest	5.7%	17.7%	8.7%	7.2%	29.3%	11.5%
Southeast	7.2%	7.2%	7.2%	6.4%	4.5%	6.0%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our LMM and private placement portfolio investments are in companies conducting business in a variety of industries. Set forth below are tables showing the composition of our LMM portfolio investments, private placement portfolio investments, and total portfolio investments by industry at cost and fair value as of September 30, 2011 and December 31, 2010:

	September 30, 2011			December 31, 2010
Cost:	LMM	Private Placement	Total	LMM	Private Placement	Total
Commercial Services & Supplies	17.3%	0.0%	12.4%	15.0%	0.0%	11.9%
Energy Equipment & Services	8.8%	10.5%	9.3%	6.3%	6.5%	6.4%
Media	9.6%	7.4%	9.0%	8.5%	18.6%	10.6%
Construction & Engineering	5.9%	7.8%	6.4%	7.2%	0.0%	5.8%
Health Care Providers & Services	7.6%	2.8%	6.2%	5.3%	2.3%	4.6%
Machinery	6.5%	3.9%	5.7%	11.0%	0.0%	8.7%
Software	2.9%	7.6%	4.3%	3.8%	0.0%	3.1%
Specialty Retail	5.7%	0.0%	4.1%	6.8%	0.0%	5.4%
Hotels, Restaurants & Leisure	2.6%	7.7%	4.1%	3.3%	0.0%	2.6%
Insurance	3.7%	4.7%	3.9%	0.0%	0.0%	0.0%
Electronic Equipment, Instruments & Components	5.1%	0.0%	3.6%	5.2%	0.0%	4.2%
Paper & Forest Products	2.5%	5.1%	3.2%	3.0%	9.7%	4.4%
Food & Staples Retailing	0.0%	11.4%	3.2%	0.0%	29.8%	6.1%
Internet Software & Services	3.3%	0.0%	2.4%	3.6%	0.0%	2.9%
Diversified Consumer Services	3.1%	0.0%	2.3%	5.2%	0.0%	4.1%
Building Products	2.9%	0.0%	2.1%	3.2%	0.0%	2.5%
Health Care Equipment & Supplies	2.5%	0.0%	1.8%	1.2%	0.0%	0.9%
Diversified Telecommunication Services	0.3%	5.3%	1.7%	0.4%	10.5%	2.5%
Trading Companies & Distributors	2.2%	0.0%	1.6%	3.3%	0.0%	2.6%
Transportation Infrastructure	2.2%	0.0%	1.6%	2.8%	0.0%	2.3%
Chemicals	0.0%	5.5%	1.6%	0.0%	3.5%	0.7%
Leisure Equipment & Products	2.1%	0.0%	1.5%	2.6%	0.0%	2.1%
Real Estate Management & Development	0.0%	4.7%	1.3%	0.0%	0.0%	0.0%
IT Services	0.0%	4.6%	1.3%	0.0%	0.0%	0.0%
Internet & Catalog Retail	0.0%	4.1%	1.2%	0.0%	0.0%	0.0%
Food Products	0.0%	3.3%	0.9%	0.0%	6.1%	1.3%
Oil, Gas & Consumable Fuels	0.0%	0.0%	0.0%	0.0%	5.8%	1.2%
Metals & Mining	0.0%	0.0%	0.0%	0.0%	4.4%	0.9%
Thrifts & Mortgage Finance	0.0%	0.0%	0.0%	0.0%	2.6%	0.5%
Other (1)	3.2%	3.6%	3.3%	2.3%	0.2%	1.7%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1) Various industries with each individually less than 2.0% of portfolio totals

	September 30, 2011			December 31, 2010
Fair Value:	LMM	Private Placement	Total	LMM	Private Placement	Total
Commercial Services & Supplies	15.2%	0.0%	11.4%	13.7%	0.0%	11.1%
Energy Equipment & Services	10.8%	10.7%	10.8%	7.2%	6.7%	7.1%
Media	8.2%	7.5%	8.0%	7.6%	18.4%	9.7%
Health Care Providers & Services	8.7%	3.0%	7.2%	7.1%	2.5%	6.2%
Construction & Engineering	6.5%	7.9%	6.9%	8.2%	0.0%	6.6%
Machinery	7.6%	4.1%	6.7%	10.8%	0.0%	8.7%
Internet Software & Services	6.2%	0.0%	4.6%	4.8%	0.0%	3.9%
Hotels, Restaurants & Leisure	3.1%	7.7%	4.3%	3.7%	0.0%	3.0%
Software	3.0%	7.5%	4.1%	3.5%	0.0%	2.8%
Insurance	3.1%	4.7%	3.5%	0.0%	0.0%	0.0%
Specialty Retail	4.5%	0.0%	3.4%	6.0%	0.0%	4.8%
Diversified Consumer Services	4.1%	0.0%	3.0%	5.5%	0.0%	4.4%
Electronic Equipment, Instruments & Components	4.0%	0.0%	3.0%	5.0%	0.0%	4.1%
Paper & Forest Products	2.4%	4.8%	3.0%	3.0%	9.4%	4.2%
Food & Staples Retailing	0.0%	11.3%	2.8%	0.0%	30.0%	5.8%
Trading Companies & Distributors	3.1%	0.0%	2.3%	3.3%	0.0%	2.7%
Health Care Equipment & Supplies	2.1%	0.0%	1.6%	1.1%	0.0%	0.9%
Transportation Infrastructure	2.1%	0.0%	1.6%	3.0%	0.0%	2.4%
Diversified Telecommunication Services	0.2%	5.4%	1.5%	0.2%	10.3%	2.2%
Chemicals	0.0%	5.4%	1.4%	0.0%	3.4%	0.7%
Building Products	1.7%	0.0%	1.3%	2.1%	0.0%	1.7%
Real Estate Management & Development	0.0%	4.7%	1.2%	0.0%	0.0%	0.0%
IT Services	0.0%	4.4%	1.1%	0.0%	0.0%	0.0%
Internet & Catalog Retail	0.0%	4.0%	1.0%	0.0%	0.0%	0.0%
Food Products	0.0%	3.3%	0.8%	0.0%	6.2%	1.2%
Leisure Equipment & Products	0.6%	0.0%	0.4%	2.3%	0.0%	1.8%
Oil, Gas & Consumable Fuels	0.0%	0.0%	0.0%	0.0%	5.8%	1.1%
Metals & Mining	0.0%	0.0%	0.0%	0.0%	4.5%	0.9%
Thrifts & Mortgage Finance	0.0%	0.0%	0.0%	0.0%	2.6%	0.5%
Other (1)	2.8%	3.6%	3.1%	1.9%	0.2%	1.5%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1) Various industries with each individually less than 2.0% of portfolio totals

Our LMM and private placement portfolio investments carry a number of risks including, but not limited to: (1) investing in LMM and middle market companies which may have limited operating histories and financial resources; (2) holding investments that generally are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment grade debt and equity investments in LMM and middle market companies.

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

The following table shows the distribution of our LMM and privately placed portfolio investments (excluding the investment in our affiliated Investment Manager) on the 1 to 5 investment rating scale at fair value as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
Investment	Investments at	Percentage of	Investments at	Percentage of
Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
	(dollars in thousands)

1	$104,058	21.0%	$52,147	15.0%
2	226,106	45.6%	153,408	44.2%
3	149,507	30.2%	122,249	35.3%
4	15,153	3.1%	17,705	5.1%
5	250	0.1%	1,250	0.4%
Totals	$495,074	100.0%	$346,759	100.0%

Based upon our investment rating system, the weighted average rating of our portfolio was approximately 2.2 as of September 30, 2011 and approximately 2.3 as of December 31, 2010.  As of September 30, 2011, we had two investments on non-accrual status, which comprised approximately 1.3% of the total portfolio investments at fair value and 3.4% of the total portfolio investments at cost (or 1.0% and 2.6%, respectively with the inclusion of marketable securities and idle funds investments), in each case excluding the investment in the affiliated Investment Manager.  As of December 31, 2010, we had two investments on non-accrual status, which comprised approximately 2.6% of the total portfolio investments at fair value and 3.6% of the total portfolio investments at cost (or 2.2% and 3.0%, respectively with the inclusion of marketable securities and idle funds investments), in each case excluding the investment in the affiliated Investment Manager.

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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2011 and September 30, 2010

	Three Months Ended September 30,		Net Change
	2011	2010	Amount	%
	(dollars in millions)
Total investment income	$17.1	$9.0	$8.1	90%
Total expenses	(6.7)	(4.2)	(2.5)	58%
Net investment income	10.4	4.8	5.6	118%
Net realized gain (loss) from investments	1.4	(1.5)	2.9	194%
Net realized income	11.8	3.3	8.5	266%
Net change in unrealized appreciation	2.8	8.6	(5.8)	-68%
Income tax benefit (provision)	(0.1)	(0.4)	0.3	NM
Noncontrolling interest	—	(0.6)	0.6	NM
Net increase in net assets resulting from operations attributable to common stock	$14.5	$10.9	$3.6	32%

	Three Months Ended September 30,		Net Change
	2011	2010	Amount	%
	(dollars in millions)
Net investment income	$10.4	$4.8	$5.6	118%
Share-based compensation expense	0.6	0.4	0.2	30%
Distributable net investment income (a)	11.0	5.2	5.8	110%
Net realized gain (loss) from investments	1.4	(1.5)	2.9	194%
Distributable net realized income (a)	$12.4	$3.7	$8.7	237%

Distributable net investment income per share -
Basic and diluted (a) (b)	$0.46	$0.30	$0.16	53%
Distributable net realized income per share -
Basic and diluted (a) (b)	$0.52	$0.21	$0.31	150%

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

Investment Income

For the three months ended September 30, 2011, total investment income was $17.1 million, a 90% increase over the $9.0 million for the corresponding period of 2010. This comparable period increase was principally attributable to (i) a $6.2 million increase in interest income from higher average levels of both portfolio debt investments and interest-bearing marketable securities and idle funds investments, (ii) a $1.2 million increase in dividend income from portfolio equity investments, and (iii) a $0.7 million increase in fee income due to higher levels of transaction activity.   The increase in investment income included $0.5 million of interest income associated with higher levels of prepayment and repricing activity for certain debt investments.

Expenses

For the three months ended September 30, 2011, total expenses increased by approximately $2.5 million to $6.7 million from $4.2 million in the corresponding period of 2010.  This comparable period increase in expenses was principally attributable to (i) higher interest expense of $1.4 million as a result of the issuance of an additional $40 million in SBIC debentures subsequent to the third quarter of 2010 and increased borrowing activity under the Credit Facility, (ii) higher share-based compensation expense of $0.2 million related to non-cash amortization for restricted share grants, and (iii) higher compensation and other operating expenses of $0.9 million related to the significant increase in investment income and portfolio investments compared to the corresponding period of 2010.

Distributable Net Investment Income

Distributable net investment income for the three months ended September 30, 2011 increased 110% to $11.0 million, or $0.46 per share, compared with $5.2 million, or $0.30 per share, in the corresponding period of 2010.  The increase in distributable net investment income was primarily due to the higher level of total investment income partially offset by higher interest and other operating expenses, due to the changes discussed above.  Distributable net investment income on a per share basis for the third quarter of 2011 reflects approximately (i) $0.02 per share of investment income associated with the prepayment and repricing activity discussed above and (ii) a greater number of average shares outstanding compared to the corresponding period in 2010 primarily due to the March 2011 and August 2010 follow-on stock offerings.

Net Investment Income

Net investment income for the three months ended September 30, 2011 was $10.4 million, or a 118% increase, compared to net investment income of $4.8 million during the corresponding period of 2010. The increase in net investment income was principally attributable to the increase in total investment income partially offset by the higher interest and other operating expenses discussed above.

Distributable Net Realized Income

Distributable net realized income increased to $12.4 million, or $0.52 per share, in the third quarter of 2011 compared with distributable net realized income of $3.7 million, or $0.21 per share, in the corresponding period of 2010.  The increase was due to (i) the higher level of total distributable net investment income in the third quarter of 2011 and (ii) the higher level of total net realized gain from investments in the third quarter of 2011 compared to the net realized loss from investments in the corresponding period of 2010.  The $1.4 million net realized gain during the third quarter of 2011 was primarily attributable to a realized gain recognized on the partial exit of an LMM portfolio company equity investment and realized gains related to privately placed and marketable securities debt investments.  The net realized loss for the third quarter of 2010 was primarily related to a $1.9 million realized loss on the sale of a portfolio company investment.

Net Realized Income

The higher level of net investment income in addition to the change in net realized gain from investments during the three months ended September 30, 2011 resulted in an $8.5 million increase in net realized income compared with the corresponding period of 2010.

Net Increase in Net Assets Resulting from Operations Attributable to Common Stock

For the three months ended September 30, 2011, the $2.8 million net change in unrealized appreciation was principally attributable to (i) accounting reversals of net unrealized appreciation related to the net realized gains recognized in the third quarter of 2011 in the amounts of $1.3 million for portfolio investments and $0.4 million for marketable securities and idle funds investments, (ii) unrealized appreciation on 28 portfolio investments totaling $20.2 million, partially offset by unrealized depreciation on 26 portfolio investments totaling $8.3 million, (iii) $3.8 million of net unrealized depreciation on investments in marketable securities and idle funds investments, and (iv) $3.6 million of net unrealized depreciation attributable to our SBIC debentures.  For the third quarter of 2011, we also recognized a net income tax provision of $0.1 million principally related to deferred taxes on net unrealized appreciation of certain portfolio investments held in our Taxable Subsidiaries.

As a result of these events, our net increase in net assets resulting from operations attributable to common stock during the three months ended September 30, 2011 was $14.5 million, or $0.62 per share, compared with a net increase in net assets resulting from operations attributable to common stock of $10.9 million, or $0.65 per share, in the corresponding period of 2010.

Comparison of the nine months ended September 30, 2011 and September 30, 2010

	Nine Months Ended September 30,		Net Change
	2011	2010	Amount	%
	(dollars in millions)
Total investment income	$46.6	$24.8	$21.8	88%
Total expenses	(19.2)	(12.1)	(7.1)	59%
Net investment income	27.4	12.7	14.7	115%
Net realized gain (loss) from investments	1.7	(2.9)	4.6	159%
Net realized income	29.1	9.8	19.3	197%
Net change in unrealized appreciation (depreciation) from investments	16.8	15.9	0.9	5%
Income tax benefit (provision)	(3.3)	(0.8)	(2.5)	323%
Bargain purchase gain	—	4.9	(4.9)	NM
Noncontrolling interest	(0.2)	(1.0)	0.8	-84%
Net increase in net assets resulting from operations attributable to common stock	$42.4	$28.8	$13.6	47%

	Nine Months Ended September 30,		Net Change
	2011	2010	Amount	%
	(dollars in millions)
Net investment income	$27.4	$12.7	$14.7	115%
Share-based compensation expense	1.5	1.0	0.5	40%
Distributable net investment income (a)	28.9	13.7	15.2	109%
Net realized gain (loss) from investments	1.7	(2.9)	4.6	159%
Distributable net realized income (a)	$30.6	$10.8	$19.8	182%

Distributable net investment income per share -
Basic and diluted (a) (b)	$1.29	$0.88	$0.41	47%
Distributable net realized income per share -
Basic and diluted (a) (b)	$1.37	$0.69	$0.68	98%

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

Investment Income

For the nine months ended September 30, 2011, total investment income was $46.6 million, an 88% increase over the $24.8 million in the corresponding period of 2010. This comparable period increase was principally attributable to (i) a $17.1 million increase in interest income from higher average levels of both portfolio debt investments and interest-bearing marketable securities and idle funds investments, (ii) a $3.4 million increase in dividend income from portfolio equity investments, and (iii) a $1.2 million increase in fee income due to higher levels of transaction activity.  The increase in investment income included $1.5 million of income associated with higher levels of prepayment and repricing activity for certain debt investments and a $0.3 million special dividend from one portfolio equity investment.

Expenses

For the nine months ended September 30, 2011, total expenses increased by approximately $7.1 million to $19.2 million from $12.1 million in the corresponding period of 2010.  This comparable period increase in expenses was principally attributable to (i) higher interest expense of $3.5 million as a result of the issuance of an additional $40 million in SBIC debentures subsequent to the third quarter of 2010 and increased borrowing activity under the Credit Facility, (ii) higher share-based compensation expense of $0.5 million related to non-cash amortization for restricted share grants, and (iii) higher compensation and other operating expenses of $3.2 million related to the significant increase in investment income and portfolio investments compared to the corresponding period of 2010.

Distributable Net Investment Income

Distributable net investment income for the nine months ended September 30, 2011 increased 109% to $28.9 million, or $1.29 per share, compared with $13.7 million, or $0.88 per share, in the corresponding period of 2010.  The increase in distributable net investment income was primarily due to the higher level of total investment income partially offset by higher interest and other operating expenses, due to the changes discussed above.  Distributable net investment income on a per share basis for the first nine months of 2011 reflects approximately $0.08 per share of investment income associated with the prepayment and repricing activity discussed above, (ii) $0.01 per share of investment income due to the special dividend discussed above, and (iii) a greater number of average shares outstanding compared to the corresponding period in 2010 primarily due to the March 2011 and August 2010 follow-on stock offerings.

Net Investment Income

Net investment income for the nine months ended September 30, 2011 was $27.4 million, or a 115% increase, compared to net investment income of $12.7 million during the corresponding period of 2010. The increase in net investment income was principally attributable to the increase in total investment income partially offset by higher interest and other operating expenses as discussed above.

Distributable Net Realized Income

Distributable net realized income increased to $30.6 million, or $1.37 per share, in the first nine months of 2011 compared with distributable net realized income of $10.8 million, or $0.69 per share, in the corresponding period of 2010.  The increase was primarily attributable to the higher level of distributable net investment income as well as the higher level of total net realized gain from investments in 2011 compared to the net realized loss from investments in the corresponding period of 2010.  The $1.7 million net realized gain during the first nine months of 2011 was primarily attributable to realized gain recognized on one partial exit of an LMM portfolio company equity investment and realized gains related to privately placed and marketable securities investments.  The $2.9 million net realized loss during the first nine months of 2010 was primarily attributable to $5.9 million of realized loss from our debt and equity investments in two portfolio companies, partially offset by (i) $2.3 million of realized gain on two partial exits and one full exit of portfolio company equity investments and (ii) $0.7 million of realized gain related to private placement, marketable securities, and idle funds investments.

Net Realized Income

The higher level of net investment income and the change from net realized loss to net realized gain from investments during the nine months ended September 30, 2011 resulted in a $19.3 million increase in net realized income compared with the corresponding period of 2010.

Net Increase in Net Assets Resulting from Operations Attributable to Common Stock

For the nine months ended September 30, 2011, the $16.8 million net change in unrealized appreciation was principally attributable to (i) accounting reversals of net unrealized appreciation related to the net realized gains recognized for the first nine months of 2011 in the amounts of $1.6 million for portfolio investments and $0.4 million for marketable securities and idle funds investments, (ii) unrealized appreciation on 36 portfolio investments totaling $43.3 million, partially offset by unrealized depreciation on 25 portfolio investments totaling $15.5 million, (iii) $3.2 million of net unrealized depreciation on investments in marketable securities and idle funds investments and, (iv) $5.7 million of net unrealized depreciation attributable to our SBIC debentures.  For the nine months ended September 30, 2011, we also recognized a net income tax provision of $3.3 million principally related to deferred taxes on net unrealized appreciation of certain portfolio investments held in our Taxable Subsidiaries. The noncontrolling interest of $0.2 million recognized during the first nine months of 2011 reflects the pro rata portion of MSC II net earnings attributable to the equity interests in MSC II not owned by Main Street.

As a result of these events, our net increase in net assets resulting from operations attributable to common stock during the nine months ended September 30, 2011 was $42.4 million, or $1.94 per share, compared with a net increase in net assets resulting from operations attributable to common stock of $28.8 million, or $1.87 per share, in the corresponding period of 2010.

Liquidity and Capital Resources

Cash Flows

For the nine months ended September 30, 2011, we experienced a net increase in cash and cash equivalents in the amount of $2.8 million.  During that period, we generated $23.0 million of cash from our operating activities, primarily from distributable net investment income partially offset by accretion of unearned income, net payment-in-kind interest income, increases in interest receivable and other assets, and semi-annual interest payments made on our SBIC debentures.  We used $183.7 million in net cash from investing activities for the nine months ended September 30, 2011, principally including the funding of $152.5 million for LMM and private placement portfolio investments and the funding of $133.7 million for marketable securities and idle funds investments, partially offset by (i) $57.9 million of cash proceeds from the sale of marketable securities and idle funds investments and (ii) $43.8 million in cash proceeds from the repayment of LMM and private placement portfolio debt investments.  For the first nine months of 2011, $163.5 million in cash was provided by financing activities, which principally consisted of (i) $70.3 million in net cash proceeds from a public stock offering in March 2011, (ii) $40.0 million in cash proceeds from the issuance of SBIC debentures, and (iii) $75.0 million in net borrowings under the Credit Facility, partially offset by (i) $19.4 million in cash dividends paid to stockholders and (ii) $1.7 million in deferred loan costs paid in connection with the Credit Facility and the issuance of additional SBIC debentures.

For the nine months ended September 30, 2010, we experienced a net increase in cash and cash equivalents in the amount of $27.7 million. During that period, we generated $10.1 million of cash from our operating activities, primarily from distributable net investment income partially offset by accretion of unearned income, increases in interest receivable, and semi-annual interest payments made on our SBIC debentures. We used $99.4 million in net cash from investing activities for the nine months ended September 30, 2010, principally including the funding of $93.1 million for LMM and private placement portfolio investments and the funding of $62.0 million for marketable securities and idle funds investments, partially offset by (i) $3.2 million from the full and partial exits of equity investments (ii) $29.2 million of cash proceeds from the sale of marketable securities and idle funds investments, (iii) $2.5 million in cash acquired as part of the Exchange Offer, and (iv) $20.9 million in cash proceeds from the repayment of LMM and private placement portfolio debt investments. For the first nine months of 2010, $116.9 million in cash was provided by financing activities, which principally consisted of (i) $85.9 million in net cash proceeds from public stock offerings in January 2010 and August 2010, (ii) $45.0 million in cash proceeds from the issuance of SBIC debentures, partially offset by $11.5 million in cash dividends paid to stockholders and $2.1 million in deferred loan costs paid in connection with the Credit Facility and the issuance of additional SBIC debentures.

Capital Resources

As of September 30, 2011, we had $25.1 million in cash and cash equivalents and $134.7 million in marketable securities and idle funds investments, and our net asset value totaled $336.5 million, or $14.49 per share.  In October 2011, we completed a follow-on public stock offering in which we sold 3,450,000 shares of common stock, including the underwriters’ full exercise of the over-allotment option, at a price to the public of $17.50 per share (or approximately 123% of the then latest reported Net Asset Value per share), resulting in total net proceeds of approximately $57.5 million, after deducting underwriters’ commissions and estimated offering costs.

In June 2011, we expanded the Credit Facility from $100 million to $155 million to provide additional liquidity in support of future investment and operational activities.  The $55 million increase in total commitments included commitment increases by all six lenders currently participating in the Credit Facility. In addition to the $55 million increase in total commitments, we extended the maturity of the Credit Facility by one year to September 2014. The amended Credit Facility also contains an accordion feature that allows for a further increase in total commitments under the facility to $200 million on the same terms and conditions as the existing lender commitments.  Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.50% or (ii) the applicable base rate plus 1.50%.  We pay unused commitment fees of 0.375% per annum on the average unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the assets of the Funds. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining an interest coverage ratio of at least 2.0 to 1.0, (ii) maintaining an asset coverage ratio of at least 2.5 to 1.0, and (iii) maintaining a minimum tangible net worth.  At September 30, 2011, we had $114.0 million in borrowings outstanding under the Credit Facility, bearing interest at an interest rate of 2.72%.  As of September 30, 2011, we were in compliance with all financial covenants of the Credit Facility.

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

Due to each of the Funds’ status as a licensed SBIC, we have the ability to issue, through the Funds, debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA generally in an amount up to twice its regulatory capital, which effectively approximates the amount of its equity capital. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time. Debentures issued prior to September 2006 were subject to pre-payment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006. On September 30, 2011, we, through the Funds, had $220 million of outstanding indebtedness guaranteed by the SBA, which carried a weighted average annual fixed interest rate of approximately 5.1%. The first maturity related to the SBIC debentures does not occur until 2013, and the remaining weighted average duration is approximately 6.9 years as of September 30, 2011.

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

Although we have been able to secure access to additional liquidity, including our recent public stock offerings, expanded $155 million Credit Facility, and the increase in available leverage through the SBIC program as part of the Stimulus Bill, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At September 30, 2011, we had seven outstanding commitments to fund unused revolving loans for up to $17.5 million in total.

Contractual Obligations

As of September 30, 2011, our future fixed commitments for cash payments in connection with our SBIC debentures for each of the next five years and thereafter are as follows:

							2017 and
	Total	2012	2013	2014	2015	2016	thereafter
	(dollars in thousands)

SBIC debentures	$220,000	$—	$4,000	$18,000	$23,100	$5,000	$169,900
Interest due on SBIC debentures	74,796	11,273	11,270	10,963	9,877	8,736	22,677
Total	$294,796	$11,273	$15,270	$28,963	$32,977	$13,736	$192,577

As of September 30, 2011, we had $114.0 million in borrowings outstanding under our $155 million Credit Facility.  Unless extended, the Credit Facility will mature in September 2014.

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

MSCC is obligated to make payments under a support services agreement with the Investment Manager. The Investment Manager is reimbursed for its excess operating expenses associated with providing investment management and other services to MSCC and its subsidiaries, as well as MSC II and third parties. Each quarter, as part of the support services agreement, MSCC makes payments to cover all cash operating expenses incurred by the Investment Manager, less the recurring management fees that the Investment Manager receives from MSC II pursuant to a long-term investment advisory services agreement and any other fees received from third parties for providing external services.  For the nine months ended September 30, 2011 and 2010, the expenses reimbursed by MSCC to the Investment Manager and management fees paid by MSC II were $6.3 million and $3.6 million, respectively.

Related Party Transactions

As discussed further in Note D to the accompanying consolidated financial statements, subsequent to the completion of the Formation Transactions, the Investment Manager is a wholly owned portfolio company of MSCC. At September 30, 2011, the Investment Manager had a receivable of $3.1 million due from MSCC related to operating expenses incurred by the Investment Manager required to support Main Street’s business.

Recent Developments

In October 2011, Main Street completed a public stock offering of 3,450,000 shares of common stock, including the underwriters’ full exercise of the over-allotment option, at a price to the public of $17.50 per share, resulting in total net proceeds of approximately $57.5 million, after deducting underwriters’ commissions and estimated offering costs.

During August 2011, our Board of Directors increased its size from six to seven directors and appointed J. Kevin Griffin as a director to fill the vacancy created by the increase until our 2012 annual meeting of stockholders. Mr. Griffin was also appointed to serve on the Audit Committee of the Board of Directors.

During August 2011, the Board of Directors appointed Dwayne L. Hyzak as Chief Financial Officer and Senior Managing Director, Curtis L. Hartman as Chief Credit Officer and Senior Managing Director, and David L. Magdol as Chief Investment Officer and Senior Managing Director of Main Street. Each of these executives had been a Senior Vice President of Main Street since 2007 and served as a managing director or in other executive roles of our predecessor funds since at least 2002. Each of these executives assumed his new executive role while also maintaining his current portfolio investment responsibilities. In his new role as Chief Credit Officer, Mr. Hartman chairs our Credit Committee, which is responsible for oversight of the investment process with respect to our private placement and marketable securities investment portfolio. In his new role as Chief Investment Officer, Mr. Magdol chairs our Investment Committee, which is responsible for oversight of the investment process with respect to our LMM investment portfolio. Vincent D. Foster, our Chairman and Chief Executive Officer, and Todd A. Reppert, our President, are also members of both the Credit Committee and the Investment Committee. In connection with Mr. Hyzak’s appointment as Chief Financial Officer, he assumed responsibilities as our principal financial officer. Mr. Reppert, who was previously the Chief Financial Officer of Main Street, retained the title of President and the ongoing responsibilities over operational and administrative aspects of our business.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, marketable securities, and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates.  The majority of our debt investments are made with fixed interest rates for the term of the investment.  However, as of September 30, 2011, approximately 36% of our debt investment portfolio (at cost) bore interest at floating rates with 96% of those floating-rate debt investments (at cost) subject to contractual minimum interest rates.  In addition as of September 30, 2011, approximately 86% of our marketable securities debt investments (at cost) bore interest at floating rates with 100% of those floating-rate debt investments (at cost) subject to contractual minimum interest rates.  Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the long term interest rates on our outstanding SBIC debentures, which comprise the majority of our outstanding debt, are fixed for the 10-year life of such debt.  As of September 30, 2011, we had not entered into any interest rate hedging arrangements. At September 30, 2011, based on our applicable levels of floating-rate debt investments, a 1% change in interest rates would not have a material effect on our level of interest income from debt investments.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, our President, our Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chairman and Chief Executive Officer, our President, our Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934.  There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2011, we issued 67,815 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933.  The aggregate value for the shares of common stock issued during the three months ended September 30, 2011, under the dividend reinvestment plan was approximately $1.3 million.

Item 6. Exhibits

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit

10.1	Second Amendment to Credit Agreement dated July 29, 2011.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Main Street Capital Corporation

Date: November 4, 2011	/s/ Vincent D. Foster
Vincent D. Foster
Chairman and Chief Executive Officer (principal executive officer)

Date: November 4, 2011	/s/ Todd A. Reppert
Todd A. Reppert
President

Date: November 4, 2011	/s/ Dwayne L. Hyzak
Dwayne L. Hyzak
Chief Financial Officer and Senior Managing Director (principal financial officer)

Date: November 4, 2011	/s/ Michael S. Galvan
Michael S. Galvan
Vice President and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Second Amendment to Credit Agreement dated July 29, 2011.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).