Form 10-K
period 2011-12-31
Main Street Capital CORP
filed 2012-03-09
CIK 1396440

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
(Do not check if a smaller reporting company)

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

       The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2011, was approximately $439.3 million based upon the last sale price for the registrant's common stock on that date.

       The number of outstanding common shares of the registrant as of March 7, 2012 was 26,966,752.

DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the registrants' definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in this Annual Report on Form 10-K in response to Part III.

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

       On January 7, 2010, MSCC consummated transactions (the "Exchange Offer") to exchange 1,239,695 shares of its common stock for approximately 88% of the total dollar value of the limited partner interests in Main Street Capital II, LP ("MSC II" and, together with MSMF, the "Funds"). Pursuant to the terms of the Exchange Offer, 100% of the membership interests in the general partner of MSC II, Main Street Capital II GP, LLC ("MSC II GP"), were also transferred to MSCC for no consideration. MSC II commenced operations in January 2006, is an investment fund that operates as an SBIC, and is also managed by the Investment Manager. The Exchange Offer and related transactions, including the transfer of the MSC II GP interests, are collectively termed the "Exchange Offer Transactions" (see Note J to the consolidated financial statements). As of December 31, 2011, an approximately 12% minority ownership in the total dollar value of the MSC II limited partnership interests remained outstanding, including approximately 5% owned by affiliates of MSCC. On February 14, 2012, MSCC obtained exemptive relief from the SEC to permit it to acquire the approximately 5% ownership in the total dollar value of the MSC II limited partnership interests held by affiliates of MSCC using the same valuation formula utilized in the Exchange Offer. On February 17, 2012, MSCC acquired a total of approximately 8.5% ownership in the total dollar value of the MSC II limited partnership interests not owned by MSCC, including the approximately 5% held by affiliates of MSCC, in exchange for 170,203 shares of its common stock. After the acquisition of these additional MSC II limited partnership interests on February 17, 2012, an approximately 3.0% minority ownership in the total dollar value of the MSC II limited partnership interests remained outstanding.

       MSCC has elected to be treated for federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, MSCC generally will not pay corporate-level federal income taxes on any net ordinary income or capital gains that it distributes to its stockholders as dividends.

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

       As of December 31, 2011, we had debt and equity investments in 54 LMM portfolio companies with an aggregate fair value of approximately $429.1 million, a total cost basis of approximately $362.4 million, and a weighted average annual effective yield on our LMM debt investments of approximately 14.8%. Approximately 75% of our total LMM portfolio investments at cost were in the form of debt investments and 93% of such debt investments at cost were secured by first priority liens on the assets of our LMM portfolio companies as of December 31, 2011. At December 31, 2011, we had equity ownership in approximately 94% of our LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 34%.

       In addition to our LMM investment strategy, we opportunistically pursue investments in privately placed debt securities. Our private placement investment portfolio primarily consists of direct or secondary private placements of interest bearing debt securities in companies that are generally larger in size than the LMM companies included in our investment portfolio. As of December 31, 2011, we had privately placed portfolio investments in 27 companies collectively totaling approximately $132.9 million in fair value with a total cost basis of approximately $133.4 million. The weighted average revenues for the 27 privately placed portfolio company investments were approximately $367 million as of December 31, 2011. Our privately placed portfolio investments are primarily in the form of debt investments and 69% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average effective yield on our privately placed portfolio debt investments was approximately 10.6% as of December 31, 2011.

       Our portfolio investments are generally made through MSCC and the Funds. MSCC and the Funds share the same investment strategies and criteria, although they are subject to different regulatory regimes (see "— Regulation"). An investor's return in MSCC will depend, in part, on the Funds' investment returns as MSMF is a wholly owned subsidiary of MSCC and MSC II is a majority owned subsidiary of MSCC.

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

RECENT DEVELOPMENTS

       On January 5, 2012, Main Street fully exited its debt and equity investments in Currie Acquisitions, LLC ("Currie"). Main Street completed the exit of its debt and equity investments in Currie as part of a buyout of Currie by Accell Group, a Netherlands-based international conglomerate. Main Street exited its debt investment for the full principal amount of approximately $4.8 million and recognized a realized loss of approximately $1.2 million on its equity investment.

       On February 17, 2012, MSCC acquired a total of approximately 8.5% of the total dollar value of the MSC II limited partnership interests not owned by MSCC, including the approximately 5% held by affiliates of MSCC, in exchange for 170,203 shares of its common stock. Subsequent to the acquisition, an approximately 3.0% minority ownership in the total dollar value of the MSC II limited partnership interests remained outstanding.

       On February 29, 2012, Main Street completed the exit of its debt investment and a portion of its equity investments in Drilling Info, Inc., ("Drilling Info"), as part of an equity investment in Drilling Info by a group of leading private equity investment firms focused on the global software, Internet and data-services industries. As part of the exit, Main Street realized a gain of approximately $9.2 million on the sale of its equity warrant participation and received the full repayment of the principal amount of $8.0 million on its debt investment.

       On March 6, 2012, Main Street declared monthly dividends for the second quarter of 2012 of $0.14 per share for each of April, May and June 2012, or a total of $0.42 per share. The second quarter 2012 dividends represent a 7.7% increase from the dividends declared for the second quarter of 2011 and a 3.7% increase compared to the first quarter of 2012. Including the dividends declared for the second quarter of 2012, Main Street will have paid $7.14 per share in cumulative dividends since its October 2007 initial public offering.

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

  •
  Focusing on Established Companies. We generally invest in companies with established market positions, experienced management teams and proven revenue streams. Those companies generally possess better risk-adjusted return profiles than newer companies that are building their management teams or are in the early stages of building a revenue base. We also believe that established companies in our targeted size range also generally provide opportunities for capital appreciation.

  •
  Leveraging the Skills and Experience of Our Investment Team. Our investment team has significant experience in lending to and investing in LMM and middle market companies. The members of our investment team have broad investment backgrounds, with prior experience at private investment funds, investment banks and other financial services companies, and currently include eight certified public accountants and one chartered financial analysts. The expertise of our investment team in analyzing, valuing, structuring, negotiating and closing transactions should provide us with competitive advantages by allowing us to consider customized financing solutions and non-traditional or complex structures for our portfolio companies.

  •
  Investing Across Multiple Companies, Industries, Regions, and End Markets. We seek to maintain a portfolio of investments that is appropriately balanced among various companies, industries, geographic regions and end markets. This portfolio balance is intended to mitigate the potential effects of negative economic events for particular companies, regions, industries and end markets.

  •
  Capitalizing on Strong Transaction Sourcing Network. Our investment team seeks to leverage its extensive network of referral sources for portfolio company investments. We have developed a reputation in our marketplace as a responsive, efficient and reliable source of financing, which has created a growing stream of proprietary deal flow for us.

  •
  Benefiting from Lower, Fixed, Long-Term Cost of Capital. The SBIC licenses held by the Funds have allowed them to issue SBA-guaranteed debentures. SBA-guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. Because lower cost SBA leverage is, and will continue to be, a significant part of our capital base through the Funds, our relative cost of debt capital should be lower than many of our competitors. In addition, the SBIC leverage that we receive through the Funds represents a stable, long-term component of our capital structure with proper matching of duration and cost compared to our LMM portfolio investments.

INVESTMENT CRITERIA

       Our investment team has identified the following investment criteria that it believes are important in evaluating prospective portfolio companies. Our investment team uses these criteria in evaluating investment opportunities. However, not all of these criteria have been, or will be, met in connection with each of our investments.

  •
  Proven Management Team with Meaningful Equity Stake. We look for operationally-oriented management with direct industry experience and a successful track record. In addition, we expect the management team of each LMM portfolio company to have meaningful equity ownership in the portfolio company to better align our respective economic interests. We believe management teams with these attributes are more likely to manage the companies in a manner that both protects our debt investment and enhances the value of our equity investment.

  •
  Established Companies with Positive Cash Flow. We seek to invest in established companies with sound historical financial performance. We typically focus on LMM companies that have historically generated EBITDA ("Earnings Before Interest, Taxes, Depreciation and Amortization") of $3 million to $20 million and commensurate levels of free cash flow. We also opportunistically pursue investments in privately placed debt securities in generally established companies with sound historical financial performance that are generally larger in size than LMM companies. We generally do not invest in start-up companies or companies with speculative business plans.

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

PORTFOLIO INVESTMENTS

       Main Street's portfolio investments, as used herein, refers to all of Main Street's LMM portfolio investments, privately placed portfolio investments, and its investment in the Investment Manager and excludes all marketable securities and idle funds investments. Main Street's LMM portfolio investments principally consist of secured debt, equity warrants and direct equity investments in privately held LMM companies. Main Street's privately placed portfolio investments consist of primarily debt investments in middle market businesses that are generally larger in size than the portfolio companies within the LMM portfolio.

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

       Our LMM debt investments generally have terms of three to seven years, with limited required amortization prior to maturity, and provide for monthly or quarterly payment of interest at fixed interest rates generally between 12% and 14% per annum, payable currently in cash. In some instances, we have provided floating interest rates for a portion of a single tranche debt security. In addition, certain LMM debt investments may have a form of interest that is not paid currently but is accrued and added to the loan balance and paid at maturity. We refer to this as payment-in-kind, or PIK, interest. We typically structure our LMM debt investments with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. In most cases, our LMM debt investment will be collateralized by a first priority lien on substantially all the assets of the portfolio company. As of December 31, 2011, 93% of our LMM debt investments at cost were secured by first priority liens on the assets of LMM portfolio companies.

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

       In addition to our LMM debt investment strategy, we opportunistically pursue investments in privately placed debt securities. This private placement investment portfolio primarily consists of direct or secondary private placements of interest-bearing securities in companies that are generally larger in size than the LMM companies included in our investment portfolio. The private placement investments generally have floating interest rates at LIBOR plus a premium and subject to LIBOR floors and a term of five to seven years. As of December 31, 2011, our privately placed portfolio investments were primarily in the form of debt investments, all of which were secured by portfolio company assets, and with 69% of such debt investments at cost secured by first priority liens.

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

  Direct Equity Investments

       We also will seek to make direct equity investments in situations where it is appropriate to align our interests with key management and stockholders, and to allow for some participation in the appreciation in the equity values of our LMM portfolio companies. We usually make our direct equity investments in connection with debt investments. In addition, we may have both equity warrants and direct equity positions in some of our LMM portfolio companies. We seek to maintain fully diluted equity positions in our LMM portfolio companies of 5% to 50%, and may have controlling equity interests in some instances. We have a value orientation toward our direct equity investments and have traditionally been able to purchase our equity investments at reasonable valuations.

INVESTMENT PROCESS

       Our investment committee is responsible for all aspects of our LMM investment process. The current members of our investment committee are Vincent D. Foster, our Chairman and Chief Executive Officer, Todd A. Reppert, our President, and David Magdol, our Chief Investment Officer and Senior Managing Director.

       Our credit committee is responsible for all aspects of our private placement portfolio investment process. The current members of our credit committee are Messrs. Foster and Reppert and Curtis Hartman, our Chief Credit Officer and Senior Managing Director.

       Our investment strategy involves a "team" approach, whereby potential transactions are screened by several members of our investment team before being presented to the investment committee or the credit committee, as applicable. Our investment committee and credit committee each meet on an as needed basis depending on transaction volume. We generally categorize our investment process into seven distinct stages:

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

  •
  a brief industry and market analysis;

  •
  direct industry expertise imported from other portfolio companies or investors;

  •
  preliminary qualitative analysis of the management team's competencies and backgrounds;

  •
  potential investment structures and pricing terms; and

  •
  regulatory compliance.

       Upon successful screening of a proposed LMM transaction, the investment team makes a recommendation to our investment committee. If our investment committee concurs with moving forward on the proposed LMM transaction, we typically issue a non-binding term sheet to the company. For privately placed portfolio investments, the initial term sheet is typically issued by the borrower, and is screened by the investment team which makes a recommendation to our credit committee.

  Term Sheet

       For proposed LMM transactions, the non-binding term sheet will include the key economic terms based upon our analysis performed during the screening process as well as a proposed timeline and our qualitative expectation for the transaction. While the term sheet is non-binding, for LMM investments, we typically receive an expense deposit in order to move the transaction to the due diligence phase. Upon execution of a term sheet we begin our formal due diligence process.

       For proposed private placement transactions, the internal term sheet will include key economic terms and other conditions proposed by the borrower and its representatives and the proposed timeline for the investment, which are reviewed by our investment team to determine if such terms and conditions are in agreement with Main Street's investment objectives.

  Due Diligence

       Due diligence on a proposed LMM investment is performed by a minimum of two of our investment professionals, whom we refer to collectively as the investment team, and certain external resources, who together conduct due diligence to understand the relationships among the prospective portfolio company's business plan, operations and financial performance. Our LMM due diligence review includes some or all of the following:

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

       Due diligence on a proposed private placement investment is generally performed on materials and information obtained from certain external resources and assessed internally by a minimum of two of our investment professionals, who work to understand the relationships among the prospective portfolio company's business plan, operations and financial performance using the accumulated due diligence information. Our private placement due diligence review includes some or all of the following:

  •
  detailed review of historical and projected financial statements;

  •
  in-depth industry, market, operational and strategy analysis; and

  •
  detailed review of the company's management team and their capabilities.

       During the due diligence process, significant attention is given to sensitivity analyses and how the company might be expected to perform given downside, "base-case" and upside scenarios. In certain cases, we may decide not to make an investment based on the results of the diligence process.

  Document and Close

       Upon completion of a satisfactory due diligence review of a proposed LMM portfolio investment, the investment team presents the findings and a recommendation to our investment committee. The presentation contains information which can include, but is not limited to, the following:

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

       Upon completion of a satisfactory due diligence review of a proposed private placement portfolio investment, the investment team presents the findings and a recommendation to our credit committee. The presentation contains information which can include, but is not limited to, the following:

  •
  company history and overview;

  •
  transaction overview, history and rationale, including an analysis of transaction strengths and risks;

  •
  analysis of key customers and suppliers;

  •
  an analysis of the company's business strategy;

  •
  investment structure and expected returns;

  •
  anticipated sources of repayment and potential exit strategies;

  •
  pro forma capitalization and ownership; and

  •
  an analysis of historical financial results and key financial ratios.

       If any adjustments to the transaction terms or structures are proposed by the investment committee or credit committee, as applicable, such changes are made and applicable analyses are updated. Approval for the transaction must be made by the affirmative vote from a majority of the members of the investment committee or credit committee, as applicable. Upon receipt of transaction approval, we will re-confirm regulatory compliance, process and finalize all required legal documents, and fund the investment.

  Post-Investment

       We continuously monitor the status and progress of the portfolio companies. We generally offer managerial assistance to our portfolio companies, giving them access to our investment experience, direct industry expertise and contacts. The same investment team that was involved in the investment process will continue its involvement in the portfolio company post-investment. This provides for continuity of knowledge and allows the investment team to maintain a strong business relationship with key management of our portfolio companies for post-investment assistance and monitoring purposes. As part of the monitoring process of LMM portfolio investments, the investment team will analyze monthly and quarterly financial statements versus the previous periods and year, review financial projections, meet and discuss issues or opportunities with management, attend board meetings and review all compliance certificates and covenants. While we maintain limited involvement in the ordinary course operations of our LMM portfolio companies, we maintain a higher level of involvement in non-ordinary course financing or strategic activities and any non-performing scenarios. We also monitor the performance of our private placement portfolio investments; however, due to the larger size and sophistication of these middle market companies, it is not necessary or practical to have as much direct management interface.

       We use an internally developed investment rating system to characterize and monitor our expected level of returns on each of our investments.

  •
  Investment Rating 1 represents a portfolio company that is performing in a manner which significantly exceeds expectations;

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

       The following table shows the distribution of our portfolio investments (excluding the investment in our affiliated Investment Manager) on the 1 to 5 investment rating scale at fair value as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in thousands)
1	$125,505	22.9%	$52,147	15.0%
2	210,038	38.3%	153,408	44.2%
3	195,052	35.6%	122,249	35.3%
4	17,765	3.2%	17,705	5.1%
5	250	0.0%	1,250	0.4%

Totals	$548,610	100.0%	$346,759	100.0%

       Based upon our investment rating system, the weighted average rating of our portfolio as of December 31, 2011 and 2010 was approximately 2.2 and 2.3, respectively. As of December 31, 2011, we had one investment on non-accrual status, which comprised less than 0.1% of the total portfolio investments at fair value and 1.1% of the total portfolio investments at cost (or less than 0.1% and 0.9%, respectively with the inclusion of marketable securities and idle funds investments), in each case excluding the investment in the affiliated Investment Manager. As of December 31, 2010, we had two investments on non-accrual status, which comprised approximately 2.6% of the total portfolio investments at fair value and 3.6% of the total portfolio investments at cost (or 2.2% and 3.0%, respectively with the inclusion of marketable securities and idle funds investments), in each case excluding the investment in the affiliated Investment Manager.

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

       Our business plan calls for us to invest primarily in illiquid securities issued by private, LMM companies as well as privately placed debt securities issued by middle market companies that are generally larger in size than the LMM companies. These portfolio investments may be subject to restrictions on resale and will generally have no established trading market. As a result, we determine in good faith the fair value of our portfolio investments pursuant to a valuation policy in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("Codification" or "ASC") 820, Fair Value Measurements and Disclosures ("ASC 820") and a valuation process approved by our Board of Directors and in accordance with the 1940 Act. We review external events, including private mergers, sales and acquisitions involving comparable companies, and include these events in the valuation process. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio.

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

       For valuation purposes, non-control LMM investments are composed of debt and equity securities for which we do not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company's board of directors. Market quotations for our non-control LMM investments are generally not readily available. For our non-control LMM investments, we use a combination of the market and income approaches to value our equity investments and the income approach to value our debt instruments. For non-control LMM debt investments, we determine the fair value primarily using a yield approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Our estimate of the expected repayment date of an LMM debt security is generally the legal maturity date of the instrument, as we generally intend to hold our loans to maturity. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. We will use the value determined by the yield analysis as the fair value for that security; however, because of our general intent to hold our loans to maturity, the fair value will not exceed the face amount of the LMM debt security. A change in the assumptions that we use to estimate the fair value of our LMM debt securities using the yield analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or if an LMM debt security is in workout status, we may consider other factors in determining the fair value of the LMM debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis.

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

       Due to the inherent uncertainty in the valuation process, our determination of fair value for our LMM investments may differ materially from the values that would have been used had a ready market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. We determine the fair value of each individual investment and record changes in fair value as unrealized appreciation or depreciation.

       As described below, we undertake a multi-step valuation process each quarter in connection with determining the fair value of our investments, with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value of each individual investment.

  •
  Our quarterly valuation process will begin with each LMM portfolio company or investment being initially valued by the investment team responsible for the portfolio investment;

  •
  Preliminary valuation conclusions will then be reviewed and discussed with senior management;

  •
  A nationally recognized independent advisor engaged by the Board of Directors will perform certain mutually agreed limited procedures, as described below, that we have identified and asked them to perform on a selection of our final LMM portfolio company valuation conclusions;

  •
  The fair value determination for our privately placed debt investments generally consists of observable inputs;

  •
  The Audit Committee of our Board of Directors will review the preliminary valuations, and the investment team will consider and assess, as appropriate, any changes that may be required to the preliminary valuation to address any comments provided by the Audit Committee; and

  •
  The Board of Directors will assess the valuations and will ultimately approve the fair value of each investment in our portfolio in good faith.

       As part of the internal valuation process, in determining fair value for LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent advisor. The nationally recognized independent advisor is generally consulted relative to each LMM portfolio investment at least once in every calendar year, and for new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent advisor on one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a LMM portfolio company is determined to be insignificant relative to the total investment portfolio. Main Street consulted with its independent advisor in arriving at Main Street's determination of fair value on a total of 42 portfolio companies, including 41 LMM portfolio companies and our affiliated Investment Manager, for the year ended December 31, 2011, representing approximately 81% of the total LMM portfolio and investment in the affiliated Investment Manager at fair value as of December 31, 2011. The Board of Directors of Main Street has the final responsibility for reviewing and approving, in good faith, Main Street's determination of the fair value for the investments.

       Determination of fair value involves subjective judgments and estimates. The notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

COMPETITION

       We compete for investments with a number of investment funds (including private equity funds, mezzanine funds, BDCs, and SBICs), as well as traditional financial services companies such as commercial banks and other sources of financing. Many of the entities that compete with us have greater financial and managerial resources. We believe we are able to be competitive with these entities primarily on the basis of our focus toward the underserved lower middle market, the experience and contacts of our management team, our responsive and efficient investment analysis and decision-making processes, our comprehensive suite of customized financing solutions and the investment terms we offer.

       We believe that some of our competitors make senior secured loans, junior secured loans and subordinated debt investments with interest rates and returns that are comparable to or lower than the rates and returns that we target. Therefore, we do not seek to compete primarily on the interest rates and returns that we offer to potential portfolio companies. For additional information concerning the competitive risks we face, see "Risk Factors — Risks Related to Our Business and Structure — We may face increasing competition for investment opportunities."

EMPLOYEES

       As of December 31, 2011, we had 22 employees, each of whom was employed by the Investment Manager. These employees include investment and portfolio management professionals, operations professionals and administrative staff. As necessary, we will hire additional investment professionals and administrative personnel. All of our employees are located in our Houston, Texas office.

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

       The 1940 Act defines "a majority of the outstanding voting securities" as the lesser of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) more than 50% of our outstanding voting securities.

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

  Temporary Investments

       Pending investment in "qualifying assets," as described above, our investments may consist of cash, cash equivalents, U.S. government securities and high quality debt securities maturing in one year or less from time of investment therein, so that 70% of our assets are qualifying assets.

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

       In January 2008, we received an exemptive order from the SEC to exclude debt securities issued by MSMF and any other wholly owned subsidiaries of ours which operate as SBICs from the asset coverage requirements of the 1940 Act as applicable to Main Street. The exemptive order provides for the exclusion of all debt securities issued by the Funds, including the $220 million of currently outstanding debt related to its participation in the SBIC program. This exemptive order provides us with expanded capacity and flexibility in obtaining future sources of capital for our investment and operational objectives.

  Common Stock

       We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). A proposal, approved by our stockholders at our June 2011 annual meeting of stockholders, authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for a period of one year ending on June 14, 2012. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. We are seeking such approval for the next year at our 2012 annual stockholders meeting to be held on June 14, 2012. On June 17, 2008, our stockholders approved another proposal that authorizes us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings. We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. See "Risk Factors — Risks Relating to Our Business and Structure — Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock."

  Code of Ethics

       We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code's requirements. You may read and copy the code of ethics at the SEC's Public Reference Room located at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the code of ethics is available on the EDGAR Database on the SEC's website site at http://www.sec.gov.

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

       Our proxy voting decisions are made by the investment team which is responsible for monitoring each of our investments. To ensure that our vote is not the product of a conflict of interest, we require that: (i) anyone involved in the decision-making process to disclose to our chief compliance officer any potential conflict of which he or she is aware and any contact that he or she has had with any interested party regarding a proxy vote and (ii) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

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

       Under present SBIC regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $18 million and have average annual net income after federal income taxes not exceeding $6 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote 25% of its investment activity to "smaller" concerns as defined by the SBA. A smaller concern generally includes businesses that have a tangible net worth not exceeding $6 million and have average annual net income after federal income taxes not exceeding $2 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBIC regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller concern, which criteria depend on the primary industry in which the business is engaged and are based on such factors as the number of employees and gross revenue. However, once an SBIC has invested in a company, it may continue to make follow on investments in the company, regardless of the size of the portfolio company at the time of the follow on investment, up to the time of the portfolio company's initial public offering.

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

       The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies (such as limiting the permissible interest rate on debt securities held by an SBIC in a portfolio company). Included in such limitations are SBA regulations which allow an SBIC to exercise control over a small business for a period of seven years from the date on which the SBIC initially acquires its control position. This control period may be extended for an additional period of time with the SBA's prior written approval.

       The SBA restricts the ability of an SBIC to lend money to any of its officers, directors and employees or to invest in affiliates thereof. The SBA also prohibits, without prior SBA approval, a "change of control" of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of equity of a licensed SBIC. A "change of control" is any event which would result in the transfer of the power, direct or indirect, to direct the management and policies of an SBIC, whether through ownership, contractual arrangements or otherwise.

       An SBIC may generally have outstanding debentures guaranteed by the SBA in amounts up to twice the amount of the privately-raised funds of the SBIC(s). Debentures guaranteed by the SBA have a maturity of ten years, require semi-annual payments of interest, do not require any principal payments prior to maturity, and are not subject to prepayment penalties. As of December 31, 2011, we, through the Funds, had issued $220 million of SBA-guaranteed debentures, which had an annual weighted average interest rate of approximately 5.1%.

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

       A proposed bill in the U.S. House of Representatives, the Small Business Investment Company Modernization Act of 2011, or House Bill 3219, would increase the total SBIC leverage capacity for affiliated SBIC funds from $225 million to $350 million. Another bill in the U.S. Senate, Senate Bill 2136, to increase the total SBIC leverage capacity for affiliated SBIC funds to $350 million, was recently introduced in the U.S. Senate and referred to the Committee on Small Business and Entrepreneurship. If either of these bills is enacted, Main Street's SBIC leverage capacity through the Funds would increase by an additional $125 million. While Main Street is positioned to benefit from the full passage of either bill, the ultimate form and likely outcome of such legislation or any similar legislation cannot be predicted.

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

  Investment Adviser Regulations

       We and the Investment Manager, which is wholly owned by us and employs all of our executive officers, investment professionals and other employees, are also subject to regulation under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). The Advisers Act establishes, among other things, recordkeeping and reporting requirements, disclosure requirements, limitations on transactions between the adviser's account and an advisory client's account, limitations on transactions between the accounts of advisory clients, and general anti-fraud prohibitions. We and the Investment Manager will also be examined by the SEC from time to time for compliance with the Advisers Act.

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

       We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending December 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years (the "Excise Tax Avoidance Requirement"). Dividends declared and paid by us in a year will generally differ from taxable income for that year as such dividends may include the distribution of current year taxable income, exclude amounts carried over into the following year, and include the distribution of prior year taxable income carried over into and distributed in the current year. For amounts we carry over into the following year, we will be required to pay the 4% excise tax based on 98% of our annual taxable income in excess of distributions for the year.

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

       In order to comply with the 90% Income Test, we formed the Taxable Subsidiaries as wholly owned taxable subsidiaries, for the primary purpose of permitting us to own equity interests in portfolio companies which are "pass through" entities for tax purposes. Absent the taxable status of the Taxable Subsidiaries, a portion of the gross income from such portfolio companies would flow directly to us for purposes of the 90% Income Test. To the extent such income did not consist of income derived from securities, such as dividends and interest, it could jeopardize our ability to qualify as a RIC and, therefore cause us to incur significant federal income taxes. The Taxable Subsidiaries are consolidated with Main Street for GAAP purposes, and the portfolio investments held by the Taxable Subsidiaries are included in our consolidated financial statements. The Taxable Subsidiaries are not consolidated with Main Street for income tax purposes and may generate income tax expense as a result of their ownership of the portfolio investments. This income tax expense, if any, is reflected in our Consolidated Statement of Operations.

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

Item 1A.    Risk Factors

       Investing in our common stock involves a number of significant risks. In addition to the other information contained in this Annual Report on Form 10-K, you should consider carefully the following information before making an investment in our common stock. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATING TO ECONOMIC CONDITIONS

  Deterioration in the economy and financial markets increases the likelihood of adverse effects on our financial position and results of operations. Such economic adversity could impair our portfolio companies' financial positions and operating results and affect the industries in which we invest, which could, in turn, harm our operating results.

       The broader economic fundamentals of the United States economy remain uncertain. Unemployment levels remain elevated and other economic fundamentals remain depressed. In the event that the United States economic performance contracts, it is likely that the financial results of small- to mid-sized companies, like those in which we invest, could experience deterioration or limited growth, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in defaults. Consequently, we can provide no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic or other conditions, which could also have a negative impact on our future results.

       Although we have been able to secure access to additional liquidity, including our $235 million credit facility, periodic follow-on equity offerings, and the increase in available leverage through the SBIC program as part of the American Recovery and Reinvestment Act of 2009 enacted in the Stimulus Bill, the potential for volatility in the debt and equity capital markets provides no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

  Our investment portfolio is and will continue to be recorded at fair value, with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, our determination of fair value and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments.

       Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by us with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, our determination of fair value. Typically, there is not a public market for the securities of the privately held LMM companies in which we have invested and will generally continue to invest. As a result, we value these securities quarterly at fair value based on inputs from management, a nationally recognized independent advisor (on a rotational basis) and our audit committee with the oversight, review and approval of our Board of Directors. In addition, the market for privately placed portfolio investments is generally not a liquid market, and therefore, we primarily use observable inputs to determine the fair value of these investments quarterly through obtaining third party quotes and other independent pricing, which are reviewed by our audit committee with the oversight, review and approval of our Board of Directors. See "Business — Determination of Net Asset Value and Portfolio Valuation Process" for a more detailed description of our valuation process.

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

       We compete for investments with other investment funds (including private equity funds, mezzanine funds, BDCs, and SBICs), as well as traditional financial services companies such as commercial banks and other sources of funding. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors' pricing, terms and structure. If we are forced to match our competitors' pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in LMM companies is underserved by traditional commercial banks and other financing sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

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

       MSMF, our wholly owned subsidiary, and MSC II, our majority-owned subsidiary, are licensed to act as SBICs and are regulated by the SBA. The SBA also places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. Compliance with SBA requirements may cause the Funds to forego attractive investment opportunities that are not permitted under SBA regulations.

       Further, the SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a "change of control" of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of a licensed SBIC. If the Funds fail to comply with applicable SBIC regulations, the SBA could, depending on the severity of the violation, limit or prohibit their use of debentures, declare outstanding debentures immediately due and payable, and/or limit them from making new investments. In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the Small Business Investment Act of 1958 or any rule or regulation promulgated thereunder. Such actions by the SBA would, in turn, negatively affect us.

  Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.

       Borrowings, also known as leverage, magnify the potential for gain or loss on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our common stock. We, through the Funds, issue debt securities guaranteed by the SBA and sold in the capital markets. As a result of its guarantee of the debt securities, the SBA has fixed dollar claims on the assets of the Funds that are superior to the claims of our common stockholders. We may also borrow from banks and other lenders, including under our $235 million credit facility (the "Credit Facility"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources" for a discussion regarding our Credit Facility. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends. Leverage is generally considered a speculative investment technique.

       As of December 31, 2011, we, through the Funds, had $220 million of outstanding indebtedness guaranteed by the SBA, which had a weighted average annualized interest cost of approximately 5.1% (exclusive of deferred financing costs). The debentures guaranteed by the SBA have a maturity of ten years, with a current weighted average remaining maturity of 6.7 years as of December 31, 2011, and require semi-annual payments of interest. We will need to generate sufficient cash flow to make required interest payments on the debentures. If we are unable to meet the financial obligations under the debentures, the SBA, as a creditor, will have a superior claim to the assets of the Funds over our stockholders in the event we liquidate or the SBA exercises its remedies under such debentures as the result of a default by us. In addition, as of December 31, 2011, we had $107 million outstanding under our Credit Facility. Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.50% or (ii) the applicable base rate plus 1.50%. Main Street pays unused commitment fees of 0.375% per annum on the average unused lender commitments under the Credit Facility. If we are unable to meet the financial obligations under the Credit Facility, the Credit Facility lending group will have a superior claim to the assets of MSCC and its subsidiaries (excluding the assets of the Funds) over our stockholders in the event we liquidate or the lending group exercises its remedies under the Credit Facility as the result of a default by us.

       Illustration.    The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Our Portfolio(1)
(net of expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	(21.4)%	(12.4)%	(3.4)%	5.5%	14.5%

(1)
Assumes $737.7 million in total assets, $327.0 million in debt outstanding, $411.2 million in net assets, and an average cost of funds of 4.3%. Actual interest payments may be different.

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

  We may not be able to pay you distributions, our distributions may not grow over time, and a portion of distributions paid to you may be a return of capital.

       We intend to pay monthly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to pay a specified level of cash distributions, previously projected distributions for future periods, or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, each of the Funds' compliance with applicable SBIC regulations and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

       When we make monthly distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings, recognized capital gains or capital. To the extent there is a return of capital, investors will be required to reduce their basis in our stock for federal tax purposes, which will result in higher tax liability when the shares are sold, even if they have not increased in value or have lost value. In addition, any return of capital will be net of any sales load and offering expenses associated with sales of shares of our common stock. In the future, our distributions may include a return of capital.

  We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

       We will include in income certain amounts that we have not yet received in cash, such as: (i) amortization of original issue discount, which may arise if we receive warrants in connection with the origination of a loan or possibly in other circumstances; (ii) contractual payment-in-kind, or PIK, interest, which represents contractual interest added to the loan balance and due at the end of the loan term; (iii) contractual preferred dividends, which represents contractual dividends added to the preferred stock and due at the end of the preferred stock term; or (iv) amortization of market discount, which is associated with loans purchased in the secondary market at a discount to par value. Such amortization of original issue discounts, increases in loan balances as a result of contractual PIK arrangements, cumulative preferred dividends, or amortization of market discount will be included in income before we receive the corresponding cash payments. We also may be required to include in income certain other amounts before we receive such amounts in cash. Investments structured with these features may represent a higher level of credit risk compared to investments generating income which must be paid in cash on a current basis. For the year ended December 31, 2011, (i) approximately 3.7% of our total investment income was attributable to PIK income, (ii) approximately 2.3% of our total investment income was attributable to amortization of original issue discount, (iii) approximately 2.5% of our total investment income was attributable to contractual preferred dividends, and (iv) approximately 0.2% of our total investment income was attributable to amortization of market discount on loans purchased in the secondary market at a discount.

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

       We may distribute taxable dividends that are payable in part in our stock. Provided that certain requirements are satisfied, the IRS has issued private letter rulings providing that a dividend payable in stock or in cash at the election of the stockholders will be treated as a taxable dividend eligible for the dividends paid deduction provided that at least 20% of the total dividend is payable in cash. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such dividend is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

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

       The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below net asset value provided that our Board of Directors makes certain determinations. At our 2011 annual meeting of stockholders, our stockholders approved a proposal that authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for a period of one year ending on June 14, 2012. Continued access to this exception will require approval of similar proposals at future stockholder meetings. We are seeking such approval for the next year at our 2012 annual stockholders meeting to be held on June 14, 2012. At our 2008 annual meeting of stockholders, our stockholders approved a proposal to authorize us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock or securities to subscribe to, convert to, or purchase shares of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders' best interests.

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

       We may not have the funds or ability to make additional investments in our portfolio companies. After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the extension of additional loans, the exercise of a warrant to purchase common stock, or the funding of additional equity investments. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected yield on the investment.

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

  Any unrealized depreciation we experience on our loan portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

       As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Board of Directors. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized depreciation in our loan portfolio could be an indication of a portfolio company's inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.

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

       Some of our debt investments will bear interest at variable rates and the interest income from these investments could be negatively affected by decreases in market interest rates. In addition, an increase in interest rates would make it more expensive for us to use debt to finance our investments. As a result, a significant increase in market interest rates could increase our cost of capital, which would reduce our net investment income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividend rate, a situation which could reduce the value of our common stock. Conversely, a decrease in interest rates may have an adverse impact on our returns by requiring us to seek lower yields on our debt investments and by increasing the risk that our portfolio companies will prepay our debt investments, resulting in the need to redeploy capital at potentially lower rates. A decrease in market interest rates may also adversely impact our returns on idle funds, which would reduce our net investment income.

  We may not realize gains from our equity investments.

       Certain investments that we have made in the past and may make in the future include warrants or other equity securities. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. Investments in preferred securities involve special risks, such as the risk of deferred distributions, credit risk, illiquidity and limited voting rights. In addition, we may from time to time make non-control, equity investments in portfolio companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We often seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer; however, we may be unable to exercise these puts rights for the consideration provided in our investment documents if the issuer is in financial distress.

  Our marketable securities and idle funds investments are subject to risks similar to our portfolio company investments.

       Marketable securities and idle funds investments can include, among other things, secured and unsecured debt investments, independently rated debt investments and diversified bond funds. Many of these investments in debt obligations are, or would be if rated, below investment grade quality. Indebtedness of below investment grade quality is regarded as having predominantly speculative characteristics with respect to the issuer's capacity to pay interest and repay principal, similar to our portfolio investments in our portfolio companies. See "— Our investments in portfolio companies involve higher levels of risk, and we could lose all or part of our investment." Many of these marketable securities and idle funds investments are purchased through over the counter or other markets and are therefore liquid at the time of purchase but may subsequently become illiquid due to events relating to the issuer of the securities, market events, economic conditions or investor perceptions. See "— The lack of liquidity in our investments may adversely affect our business" for a description of risks related to holding illiquid investments. In addition, domestic and foreign markets are complex and interrelated, so that events in one sector of the world markets or economy, or in one geographical region, can reverberate and have materially negative consequences for other market, economic or regional sectors in a manner that may not be foreseen and which may materially affect the market price of our marketable securities and idle funds investments. Other risks that our portfolio investments are subject to are also applicable to these marketable securities and idle funds investments.

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

Item 4.    Mine Safety Disclosures

       Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK, HOLDERS AND DISTRIBUTIONS

       Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "MAIN." Prior to October 14, 2010, our common stock was traded on the NASDAQ Global Select Market under the same symbol "MAIN." Our common stock began trading on the NASDAQ Global Select Market on October 5, 2007. Prior to that date, there was no established public trading market for our common stock.

       The following table sets forth, for each fiscal quarter during 2011 and 2010, the range of high and low closing prices of our common stock as reported on the NYSE and on the NASDAQ Global Select Market.

	High	Low
Fiscal year 2011
Fourth quarter	$21.24	$17.03
Third quarter	$19.39	$15.98
Second quarter	$19.03	$17.99
First quarter	$19.71	$17.86
Fiscal year 2010
Fourth quarter	$18.19	$16.01
Third quarter	$16.90	$14.78
Second quarter	$16.90	$13.71
First quarter	$16.14	$13.95

       On March 7, 2012, the last sale price of our common stock on the NYSE was $24.27 per share, and there were approximately 194 holders of record of the common stock which did not include shareholders for whom shares are held in "nominee" or "street name."

       Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from net asset value per share or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value per share will decrease. It is not possible to predict whether the common stock will trade at, above, or below net asset value per share. Since our IPO in October 2007, our shares of common stock have traded at prices both less than and exceeding our net asset value per share.

       From our IPO through the third quarter of 2008, we paid quarterly dividends, but in the fourth quarter of 2008 we began paying, and we intend to continue paying, monthly dividends to our stockholders. Our monthly dividends, if any, will be determined by our Board of Directors on a quarterly basis.

       The following table summarizes our dividends declared to date:

Date Declared	Record Date	Payment Date	Amount(1)
Fiscal year 2012
March 6, 2012	May 21, 2012	June 15, 2012	$0.140
March 6, 2012	April 20, 2012	May 15, 2012	$0.140
March 6, 2012	March 21, 2012	April 16, 2012	$0.140
December 8, 2011	February 22, 2012	March 15, 2012	$0.135
December 8, 2011	January 18, 2012	February 15, 2012	$0.135
December 8, 2011	December 21, 2011	January 16, 2012	$0.135

Total			$0.825

Fiscal year 2011
August 4, 2011	November 21, 2011	December 15, 2011	$0.135	(2)
August 4, 2011	October 20, 2011	November 15, 2011	$0.135	(2)
August 4, 2011	September 21, 2011	October 14, 2011	$0.135	(2)
June 7, 2011	June 22, 2011	July 15, 2011	$0.130	(2)
June 7, 2011	July 21, 2011	August 15, 2011	$0.130	(2)
June 7, 2011	August 19, 2011	September 15, 2011	$0.130	(2)
March 9, 2011	March 24, 2011	April 15, 2011	$0.130	(2)
March 9, 2011	April 21, 2011	May 16, 2011	$0.130	(2)
March 9, 2011	May 20, 2011	June 15, 2011	$0.130	(2)
December 9, 2010	February 22, 2011	March 15, 2011	$0.125	(2)
December 9, 2010	January 20, 2011	February 15, 2011	$0.125	(2)
December 9, 2010	January 6, 2011	January 14, 2011	$0.125	(2)

Total			$1.560

Fiscal year 2010
September 8, 2010	November 19, 2010	December 15, 2010	$0.125	(3)
September 8, 2010	October 21, 2010	November 15, 2010	$0.125	(3)
September 8, 2010	September 23, 2010	October 15, 2010	$0.125	(3)
June 3, 2010	August 20, 2010	September 15, 2010	$0.125	(3)
June 3, 2010	July 21, 2010	August 16, 2010	$0.125	(3)
June 3, 2010	June 21, 2010	July 15, 2010	$0.125	(3)
March 9, 2010	May 20, 2010	June 15, 2010	$0.125	(3)
March 9, 2010	April 21, 2010	May 14, 2010	$0.125	(3)
March 9, 2010	March 25, 2010	April 15, 2010	$0.125	(3)
December 8, 2009	February 22, 2010	March 15, 2010	$0.125	(3)
December 8, 2009	January 21, 2010	February 16, 2010	$0.125	(3)
December 8, 2009	January 6, 2010	January 15, 2010	$0.125	(3)

Total			$1.500

Fiscal year 2009
Total			$1.500	(4),(5)

Fiscal year 2008
Total			$1.425	(5)

Fiscal year 2007
Total			$0.330	(6)

Cumulative dividends declared or paid			$7.140

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

(2)
These dividends attributable to fiscal year 2011 were comprised of ordinary income of $1.25 per share, long term capital gain of $0.37 per share, and qualified dividend income of $0.07 per share.

(3)
These dividends attributable to fiscal year 2010 were comprised of ordinary income of $1.22 per share, long term capital gain of $0.27 per share, and qualified dividend income of $0.01 per share.

(4)
These dividends attributable to fiscal year 2009 were comprised of ordinary income of $1.22 per share and long term capital gain of $0.16 per share.

(5)
These dividends attributable to fiscal year 2008 were comprised of ordinary income of $0.95 per share and long term capital gain of $0.60 per share and included dividends declared during fiscal year 2008 and the dividend declared and accrued as of December 31, 2008 and paid on January 15, 2009, pursuant to the Code.

(6)
This quarterly dividend attributable to fiscal year 2007 was comprised of ordinary income of $0.105 per share and long term capital gain of $0.225 per share.

       To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. We will be subject to a 4% nondeductible federal excise tax on certain undistributed taxable income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending December 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years (the "Excise Tax Avoidance Requirement"). Dividends declared and paid by us in a year will generally differ from taxable income for that year, as such dividends may include the distribution of current year taxable income, less amounts carried over into the following year, and the distribution of prior year taxable income carried over into and distributed in the current year. For amounts we carry over into the following year, we will be required to pay a 4% excise tax for the excess over 98% of our annual taxable income in excess of distributions for the year. We may retain for investment some or all of our net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they had received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. In general, our stockholders also would be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable shares of the tax we paid on the capital gains deemed distributed to them. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

       Pursuant to a revenue procedure issued by the Internal Revenue Service, or the IRS, the IRS has indicated that it will treat distributions from certain publicly traded RICs (including BDCs) that are paid part in cash and part in stock as dividends that would satisfy the RIC's annual distribution requirements. In order to qualify for such treatment, the revenue procedure requires that at least 10% of the total distribution be paid in cash and that each stockholder have a right to elect to receive its entire distribution in cash. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a proportionate share of the cash to be distributed (although no stockholder electing to receive cash may receive less than 10% of such stockholder's distribution in cash). This revenue procedure applies to distributions declared on or before December 31, 2012, with respect to taxable years ended on or before December 31, 2011.

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

SALES OF UNREGISTERED SECURITIES

       During 2011, we issued a total of 348,695 shares of our common stock under the DRIP pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of our common stock issued under the DRIP during 2011 was approximately $6.6 million.

PURCHASES OF EQUITY SECURITIES

       None.

STOCK PERFORMANCE GRAPH

       The following graph compares the stockholder return on our common stock from October 5, 2007 to December 31, 2011 with the Russell 2000 Index and the Main Street Peer Group index. This comparison assumes $100.00 was invested on October 5, 2007 (the date our common stock began to trade in connection with our initial public offering) in our common stock and in the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

COMPARISON OF STOCKHOLDER RETURN(1)
Among Main Street Capital Corporation, the Russell 2000 Index and Main Street Peer Group
(For the Period October 5, 2007 to December 31, 2011)

(1)
Total return includes reinvestment of dividends through December 31, 2011.

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

Item 6.    Selected Financial Data

       The selected financial and other data below reflects the consolidated operations of Main Street and its subsidiaries for the years ended December 31, 2007, 2008, 2009, 2010, and 2011. The selected financial data at December 31, 2007, 2008, 2009, 2010, and 2011 and for the years ended December 31, 2007, 2008, 2009, 2010, and 2011, have been derived from consolidated financial statements that have been audited by Grant Thornton LLP, an independent registered public accounting firm. You should read this selected financial and other data in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Statement of operations data:
Investment income:
Total interest, fee and dividend income	$56,030	$33,525	$14,283	$16,123	$11,312
Interest from idle funds and other	10,210	2,983	1,719	1,172	1,163

Total investment income	66,240	36,508	16,002	17,295	12,475

Expenses:
Interest	(13,518)	(9,058)	(3,791)	(3,778)	(3,246)
General and administrative	(2,483)	(1,437)	(1,351)	(1,684)	(512)
Expenses reimbursed to Investment Manager	(8,915)	(5,263)	(570)	(1,007)	—
Share-based compensation	(2,047)	(1,489)	(1,068)	(511)	—
Management fees to affiliate	—	—	—	—	(1,500)
Professional costs related to initial public offering	—	—	—	—	(695)

Total expenses	(26,963)	(17,247)	(6,780)	(6,980)	(5,953)

Net investment income	39,277	19,261	9,222	10,315	6,522
Total net realized gain (loss) from investments	2,639	(2,880)	(7,798)	1,398	4,692

Net realized income	41,916	16,381	1,424	11,713	11,214
Total net change in unrealized appreciation (depreciation) from investments	28,478	19,639	8,242	(3,961)	(5,406)
Income tax benefit (provision)	(6,288)	(941)	2,290	3,182	(3,263)
Bargain purchase gain	—	4,891	—	—	—

Net increase (decrease) in net assets resulting from operations	64,106	39,970	11,956	10,934	2,545
Noncontrolling interest	(1,139)	(1,226)	—	—	—

Net increase (decrease) in net assets resulting from operations attributable to common stock	$62,967	$38,744	$11,956	$10,934	$2,545

Net investment income per share — basic and diluted	$1.69	$1.16	$0.92	$1.13	$0.76
Net realized income per share — basic and diluted	$1.80	$0.99	$0.14	$1.29	$1.31
Net increase in net assets resulting from operations attributable to common stock per share — basic and diluted	$2.76	$2.38	$1.19	$1.20	$0.30
Weighted average shares outstanding — basic and diluted	22,850,299	16,292,846	10,042,639	9,095,904	8,587,701

	As of December 31,
	2011		2010		2009	2008	2007
	(dollars in thousands)
Balance sheet data:
Assets:
Total portfolio investments at fair value	$563,879		$348,811		$156,740	$127,007	$105,650
Marketable securities and idle funds investments	120,456		68,753		3,253	4,390	24,063
Cash and cash equivalents	42,650		22,334		30,620	35,375	41,889
Deferred tax asset, net	—		1,958		2,716	1,121	—
Interest receivable and other assets	6,539		4,524		1,510	1,101	1,576
Deferred financing costs, net of accumulated amortization	4,168		2,544		1,611	1,635	1,670

Total assets	$737,692		$448,924		$196,450	$170,629	$174,848

Liabilities and net assets:
SBIC debentures(5)	$201,887		$155,558		$65,000	$55,000	$55,000
Credit facility	107,000		39,000		—	—	—
Deferred tax liability, net	3,776		—		—	—	3,026
Interest payable	3,984		3,195		1,069	1,108	1,063
Dividend payable	2,857		—		—	726	—
Accounts payable and other liabilities	7,000		1,188		721	1,439	610

Total liabilities	326,504		198,941		66,790	58,273	59,699
Total net asset value	405,711		245,535		129,660	112,356	115,149
Noncontrolling interest	5,477		4,448		—	—	—

Total liabilities and net assets	$737,692		$448,924		$196,450	$170,629	$174,848

Other data:
Weighted average effective yield on LMM debt investments(1)	14.8%		14.5%		14.3%	14.0%	14.3%
Number of LMM portfolio companies(2)	54		44		35	31	27
Weighted average effective yield on privately placed debt investments(1)	10.6%		12.5%		14.4%	N/A	N/A
Number of privately placed portfolio companies	27		15		4	N/A	N/A
Expense ratios (as percentage of average net assets):
Total expenses, including income tax expense(3)	9.8	%(4)	8.8	%(4)	5.6%	6.1%	16.2	%(3)
Operating expenses(3)	8.0	%(4)	8.3	%(4)	5.6%	6.1%	10.5	%(3)
Operating expenses, excluding interest expense(3)	4.0	%(4)	4.0	%(4)	2.5%	2.8%	4.8	%(3)

(1)
Weighted-average effective yield is calculated based on our debt investments at the end of each period and includes amortization of deferred debt origination fees and accretion of original issue discount, but excludes liquidation fees payable upon repayment and any debt investments on non-accrual status.

(2)
Excludes the investment in affiliated Investment Manager, as discussed elsewhere in this Form 10-K.

(3)
The ratio for the year ended December 31, 2007 reflects the impact of professional costs related to the IPO. These costs were 25.7% of operating expenses for the year.

(4)
Ratios are net of amounts attributable to MSC II non-controlling interest.

(5)
SBIC debentures for December 31, 2011 and 2010 are $220,000 and $180,000 at par; par of $95,000 is recorded at fair value of $76,887 and $70,558, respectively, as of December 31, 2011 and 2010.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

       The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

       Statements we make in the following discussion which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties we have referred to under the headings "Cautionary Statement Concerning Forward Looking Statements" and "Risk Factors" in Part I of this report.

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

       On January 7, 2010, MSCC consummated transactions (the "Exchange Offer") to exchange 1,239,695 shares of its common stock for approximately 88% of the total dollar value of the limited partner interests in Main Street Capital II, LP ("MSC II" and, together with MSMF, the "Funds"). Pursuant to the terms of the Exchange Offer, 100% of the membership interests in the general partner of MSC II, Main Street Capital II GP, LLC ("MSC II GP"), were also transferred to MSCC for no consideration. MSC II commenced operations in January 2006, is an investment fund that operates as an SBIC, and is also managed by the Investment Manager. The Exchange Offer and related transactions, including the transfer of the MSC II GP interests, are collectively termed the "Exchange Offer Transactions" (see Note J to the consolidated financial statements). As of December 31, 2011, an approximately 12% minority ownership in the total dollar value of the MSC II limited partnership interests remained outstanding, including approximately 5% owned by affiliates of MSCC. On February 14, 2012, MSCC obtained exemptive relief from the SEC to permit it to acquire the approximately 5% ownership in the total dollar value of the MSC II limited partnership interests held by affiliates of MSCC using the same valuation formula utilized in the Exchange Offer. On February 17, 2012, MSCC acquired a total of approximately 8.5% ownership in the total dollar value of the MSC II limited partnership interests not owned by MSCC, including the approximately 5% held by affiliates of MSCC, in exchange for 170,203 shares of its common stock. After the acquisition of these additional MSC II limited partnership interests on February 17, 2012, an approximately 3.0% minority ownership in the total dollar value of the MSC II limited partnership interests remained outstanding.

       MSCC has elected to be treated for federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, MSCC generally will not pay corporate-level federal income taxes on any net ordinary income or capital gains that it distributes to its stockholders as dividends.

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

       As of December 31, 2011, we had debt and equity investments in 54 LMM portfolio companies with an aggregate fair value of $429.1 million, with a total cost basis of approximately $362.4 million, and a weighted average annual effective yield on our LMM debt investments of approximately 14.8%. Approximately 75% of our total LMM portfolio investments at cost were in the form of debt investments and 93% of such debt investments at cost were secured by first priority liens on the assets of our LMM portfolio companies as of December 31, 2011. At December 31, 2011, we had equity ownership in approximately 94% of our LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 34%. As of December 31, 2010, we had debt and equity investments in 44 LMM portfolio companies with an aggregate fair value of $279.6 million with a total cost basis of approximately $253.0 million and a weighted average annual effective yield on our LMM debt investments of approximately 14.5%. The weighted average annual yields were computed using the effective interest rates for all debt investments at December 31, 2011 and 2010, including amortization of deferred debt origination fees and accretion of original issue discount but excluding liquidation fees payable upon repayment and any debt investments on non-accrual status.

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

       As of December 31, 2011, we had privately placed portfolio investments in 27 companies collectively totaling approximately $132.9 million in fair value with a total cost basis of approximately $133.4 million. The weighted average revenues for the 27 privately placed portfolio company investments were approximately $367 million as of December 31, 2011. Our privately placed portfolio investments are primarily in the form of debt investments and 69% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average effective yield on our privately placed portfolio debt investments was approximately 10.6% as of December 31, 2011. As of December 31, 2010, we had privately placed portfolio investments in 16 companies collectively totaling approximately $67.1 million in fair value with a total cost basis of approximately $65.6 million. The weighted average revenues for the 16 privately placed portfolio company investments were approximately $352 million. The weighted average annual effective yield on our privately placed portfolio debt investments was approximately 12.5% as of December 31, 2010. The weighted average yield was computed using the effective interest rates for all debt investments at December 31, 2011 and 2010, including amortization of deferred debt origination fees and accretion of original issue discount but excluding liquidation fees payable upon repayment.

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

       During 2011, we paid dividends on a monthly basis totaling $1.56 per share, or $34.9 million. We generated undistributed taxable income (or "spillover income") of approximately $7.9 million, or $0.30 per share, during 2011 that will be carried forward toward distributions paid in 2012. In December 2011, we declared monthly dividends for the first quarter of 2012 totaling $0.405 per share, representing an 8% increase compared to the monthly dividends for the first quarter of 2011. In March 2012, we declared monthly dividends for the second quarter of 2012 totaling $0.42 per share, representing a 7.7% increase compared to the monthly dividends for the second quarter of 2011. During 2010, we paid monthly dividends of $0.125 per share, or $1.50 per share for the entire year. Including the dividends declared for the first and second quarters of 2012, we will have paid approximately $7.14 per share in cumulative dividends since our October 2007 initial public offering.

       At December 31, 2011, we had $42.7 million in cash and cash equivalents and $120.5 million in marketable securities and idle funds investments. In the fourth quarter of 2011, we expanded our credit facility (the "Credit Facility"), from $155 million to $235 million to provide additional liquidity in support of future investment and operational activities. The $80 million increase in total commitments included commitment increases by lenders currently participating in the Credit Facility, as well as the addition of two new lender relationships which further diversified our lending group to a total of eight participants.

       In October 2011, we completed a follow-on public stock offering in which we sold 3,450,000 shares of common stock, including the underwriters' full exercise of the over-allotment option, at a price to the public of $17.50 per share (or approximately 123% of the then latest reported Net Asset Value per share), resulting in total net proceeds of approximately $57.5 million, after deducting underwriters' commissions and offering costs. In March 2011, we completed a follow-on public stock offering in which we sold 4,025,000 shares of common stock, including the underwriters' full exercise of the over-allotment option, at a price to the public of $18.35 per share (or approximately 141% of the then latest reported Net Asset Value per share), resulting in total net proceeds of approximately $70.3 million, after deducting underwriters' commissions and offering costs.

       A proposed bill in the U.S. House of Representatives, the Small Business Investment Company Modernization Act of 2011, or House Bill 3219, would increase the total SBIC leverage capacity for affiliated SBIC funds from $225 million to $350 million. Another bill in the U.S. Senate, Senate Bill 2136, to increase the total SBIC leverage capacity for affiliated SBIC funds to $350 million was recently introduced in the U.S. Senate and referred to the Committee on Small Business and Entrepreneurship. If either of these bills is enacted, Main Street's SBIC leverage capacity through the Funds would increase by an additional $125 million. While Main Street is positioned to benefit from the full passage of either bill, the ultimate form and likely outcome of such legislation or any similar legislation cannot be predicted.

CRITICAL ACCOUNTING POLICIES

  Basis of Presentation

       Our financial statements are prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). For the years ended December 31, 2011 and 2010, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries, including the Funds. Portfolio investments, as used herein, refers to all of our portfolio investments in LMM companies, private placement portfolio investments, and our investment in the Investment Manager but excludes all of our "marketable securities and idle funds investments." "Marketable securities and idle funds investments" are classified as financial instruments and are reported separately on our Consolidated Balance Sheets and Consolidated Schedule of Investments due to the nature of such investments. Our results of operations and cash flows for the years ended December 31, 2011, 2010, and 2009, and financial position as of December 31, 2011 and 2010, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current financial statement presentation.

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

  Portfolio Investment Valuation

       The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our portfolio investments and the related amounts of unrealized appreciation and depreciation. As of December 31, 2011 and 2010, approximately 76% and 78%, respectively, of our total assets represented investments in portfolio companies valued at fair value (including our investment in the Investment Manager). We are required to report our investments at fair value. We follow the provisions of the Accounting Standards Codification ("Codification" or "ASC") 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

       Our portfolio strategy calls for us to invest primarily in illiquid securities issued by private, LMM companies as well as privately placed debt securities issued by middle market companies that are generally larger in size than the LMM companies. These portfolio investments may be subject to restrictions on resale. LMM companies generally have no established trading market while privately placed debt securities generally have established markets that are not active. We determine in good faith the fair value of our portfolio investments pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by our Board of Directors and in accordance with the 1940 Act. For LMM investments, we review external events, including private mergers, sales and acquisitions involving comparable companies, and include these events in the valuation process. For private placement portfolio investments, we generally use observable inputs such as quoted prices in the valuation process. Our valuation policy and process is intended to provide a consistent basis for determining the fair value of the portfolio.

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

       For valuation purposes, non-control LMM investments are composed of debt and equity securities for which we do not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company's board of directors. Market quotations for non-control LMM investments are generally not readily available. For our non-control LMM investments, we use a combination of the market and income approaches to value our equity investments and the income approach to value our debt instruments. For non-control LMM debt investments, we determine the fair value primarily using a yield approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Our estimate of the expected repayment date of an LMM debt security is generally the legal maturity date of the instrument, as we generally intend to hold our loans to maturity. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. We will use the value determined by the yield analysis as the fair value for that security; however, because of our general intent to hold our loans to maturity, the fair value will not exceed the face amount of the LMM debt security. A change in the assumptions that we use to estimate the fair value of our LMM debt securities using the yield analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or if an LMM debt security is in workout status, we may consider other factors in determining the fair value of the LMM debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis.

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

       Due to the inherent uncertainty in the valuation process, our determination of fair value for our LMM investments may differ materially from the values that would have been used had a ready market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. We determine the fair value of each individual investment and record changes in fair value as unrealized appreciation or depreciation.

  Revenue Recognition

  Interest and Dividend Income

       We record interest and dividend income on the accrual basis to the extent amounts are expected to be collected. Dividend income is recorded as dividends are declared or at the point an obligation exists for the portfolio company to make a distribution. In accordance with our valuation policy, we evaluate accrued interest and dividend income periodically for collectability. When a loan or debt security becomes 90 days or more past due, and if we otherwise do not expect the debtor to be able to service all of its debt or other obligations, we will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security's status significantly improves regarding the debtor's ability to service the debt or other obligations, or if a loan or debt security is fully impaired, sold or written off, we will remove it from non-accrual status.

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

  Payment-in-Kind ("PIK") Interest and Cumulative Dividends

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

	December 31, 2011			December 31, 2010
Cost:	LMM	Private Placement	Total	LMM	Private Placement	Total
First lien debt	69.5%	68.2%	69.1%	70.6%	70.2%	70.5%
Equity	20.5%	1.0%	15.1%	17.7%	0.9%	14.3%
Second lien debt	5.0%	30.8%	12.1%	6.7%	28.2%	11.2%
Equity warrants	5.0%	0.0%	3.7%	5.0%	0.7%	4.0%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	December 31, 2011			December 31, 2010
Fair Value:	LMM	Private Placement	Total	LMM	Private Placement	Total
First lien debt	57.7%	68.3%	60.3%	62.6%	70.7%	64.2%
Equity	29.0%	1.0%	22.2%	21.9%	0.9%	17.8%
Second lien debt	4.4%	30.7%	10.8%	6.5%	27.8%	10.6%
Equity warrants	8.9%	0.0%	6.7%	9.0%	0.6%	7.4%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

	December 31, 2011			December 31, 2010
Cost:	LMM	Private Placement	Total	LMM	Private Placement	Total
Southwest	47.8%	26.4%	42.0%	50.5%	12.5%	42.7%
West	31.9%	17.0%	27.7%	29.3%	13.4%	26.1%
Midwest	9.0%	21.3%	12.4%	7.2%	29.6%	11.8%
Northeast	3.9%	24.0%	9.4%	6.0%	40.0%	13.0%
Southeast	7.4%	11.3%	8.5%	7.0%	4.5%	6.4%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	December 31, 2011			December 31, 2010
Fair Value:	LMM	Private Placement	Total	LMM	Private Placement	Total
Southwest	52.1%	25.9%	45.7%	51.8%	12.7%	44.2%
West	28.9%	17.0%	26.0%	28.4%	13.4%	25.5%
Midwest	8.7%	21.5%	11.8%	7.2%	29.3%	11.5%
Northeast	3.9%	24.2%	8.8%	6.2%	40.1%	12.8%
Southeast	6.4%	11.4%	7.7%	6.4%	4.5%	6.0%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

       Our LMM and private placement portfolio investments are in companies conducting business in a variety of industries. Set forth below are tables showing the composition of our LMM portfolio investments, private placement portfolio investments, and total portfolio investments by industry at cost and fair value as of December 31, 2011 and 2010:

	December 31, 2011			December 31, 2010
Cost:	LMM	Private Placement	Total	LMM	Private Placement	Total
Commercial Services & Supplies	15.4%	0.0%	11.2%	15.0%	0.0%	11.9%
Energy Equipment & Services	9.2%	12.8%	10.2%	6.3%	6.5%	6.4%
Machinery	9.9%	3.7%	8.2%	11.0%	0.0%	8.7%
Media	8.7%	4.0%	7.4%	8.5%	18.6%	10.6%
Health Care Providers & Services	6.5%	7.6%	6.8%	5.3%	2.3%	4.6%
Construction & Engineering	5.3%	4.7%	5.1%	7.2%	0.0%	5.8%
Software	2.8%	7.7%	4.2%	3.8%	0.0%	3.1%
Specialty Retail	5.3%	0.0%	3.8%	6.8%	0.0%	5.4%
Hotels, Restaurants & Leisure	2.1%	7.2%	3.5%	3.3%	0.0%	2.6%
Insurance	3.1%	4.4%	3.4%	0.0%	0.0%	0.0%
Electronic Equipment, Instruments & Components	4.6%	0.0%	3.3%	5.2%	0.0%	4.2%
Food & Staples Retailing	0.0%	10.7%	2.9%	0.0%	29.8%	6.1%
Professional Services	3.5%	0.0%	2.6%	1.3%	0.0%	1.0%
Internet Software & Services	3.0%	0.0%	2.2%	3.6%	0.0%	2.9%
Consumer Finance	3.0%	0.0%	2.1%	0.0%	0.0%	0.0%
Diversified Consumer Services	2.7%	0.0%	1.9%	5.2%	0.0%	4.1%
Building Products	2.6%	0.0%	1.9%	3.2%	0.0%	2.5%
Food Products	0.0%	6.8%	1.9%	0.0%	6.1%	1.3%
Paper & Forest Products	2.2%	0.0%	1.6%	3.0%	9.7%	4.4%
Health Care Equipment & Supplies	2.2%	0.0%	1.6%	1.2%	0.0%	0.9%
Transportation Infrastructure	2.0%	0.0%	1.4%	2.8%	0.0%	2.3%
Leisure Equipment & Products	1.9%	0.0%	1.4%	2.6%	0.0%	2.1%
Chemicals	0.0%	5.2%	1.4%	0.0%	3.5%	0.7%
Trading Companies & Distributors	1.9%	0.0%	1.3%	3.3%	0.0%	2.6%
Pharmaceuticals	0.0%	4.4%	1.2%	0.0%	0.0%	0.0%
Real Estate Management & Development	0.0%	4.3%	1.2%	0.0%	0.0%	0.0%
IT Services	0.0%	4.3%	1.2%	0.0%	0.0%	0.0%
Internet & Catalog Retail	0.0%	3.8%	1.1%	0.0%	0.0%	0.0%
Diversified Telecommunication Services	0.3%	2.7%	1.0%	0.4%	10.5%	2.5%
Construction Materials	1.1%	0.0%	0.9%	0.0%	0.0%	0.0%
Auto Components	0.0%	3.0%	0.9%	0.0%	0.0%	0.0%
Containers & Packaging	0.0%	2.2%	0.6%	0.0%	0.0%	0.0%
Oil, Gas & Consumable Fuels	0.0%	0.0%	0.0%	0.0%	5.8%	1.2%
Metals & Mining	0.0%	0.0%	0.0%	0.0%	4.4%	0.9%
Thrifts & Mortgage Finance	0.0%	0.0%	0.0%	0.0%	2.6%	0.5%
Other(1)	0.7%	0.5%	0.6%	1.0%	0.2%	0.7%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1)
Various industries with each individually less than 0.5% of portfolio totals

	December 31, 2011			December 31, 2010
Fair Value:	LMM	Private Placement	Total	LMM	Private Placement	Total
Energy Equipment & Services	11.2%	12.9%	11.6%	7.2%	6.7%	7.1%
Commercial Services & Supplies	13.5%	0.0%	10.2%	13.7%	0.0%	11.1%
Machinery	10.7%	3.7%	9.0%	10.8%	0.0%	8.7%
Health Care Providers & Services	7.4%	7.6%	7.4%	7.1%	2.5%	6.2%
Media	7.4%	4.0%	6.5%	7.6%	18.4%	9.7%
Construction & Engineering	6.0%	4.7%	5.7%	8.2%	0.0%	6.6%
Internet Software & Services	5.8%	0.0%	4.4%	4.8%	0.0%	3.9%
Software	2.8%	7.7%	4.0%	3.5%	0.0%	2.8%
Hotels, Restaurants & Leisure	2.5%	7.1%	3.6%	3.7%	0.0%	3.0%
Insurance	2.6%	4.5%	3.0%	0.0%	0.0%	0.0%
Specialty Retail	3.8%	0.0%	2.9%	6.0%	0.0%	4.8%
Diversified Consumer Services	3.7%	0.0%	2.8%	5.5%	0.0%	4.4%
Electronic Equipment, Instruments & Components	3.7%	0.0%	2.8%	5.0%	0.0%	4.1%
Food & Staples Retailing	0.0%	10.7%	2.6%	0.0%	30.0%	5.8%
Trading Companies & Distributors	2.6%	0.0%	2.0%	3.3%	0.0%	2.7%
Consumer Finance	2.5%	0.0%	1.9%	0.0%	0.0%	0.0%
Professional Services	2.2%	0.0%	1.7%	0.4%	0.0%	0.3%
Paper & Forest Products	2.2%	0.0%	1.6%	3.0%	9.4%	4.2%
Food Products	0.0%	6.7%	1.6%	0.0%	6.2%	1.2%
Transportation Infrastructure	2.0%	0.0%	1.5%	3.0%	0.0%	2.4%
Health Care Equipment & Supplies	1.9%	0.0%	1.4%	1.1%	0.0%	0.9%
Chemicals	0.0%	5.2%	1.3%	0.0%	3.4%	0.7%
Building Products	1.5%	0.0%	1.2%	2.1%	0.0%	1.7%
Pharmaceuticals	0.0%	4.7%	1.1%	0.0%	0.0%	0.0%
Real Estate Management & Development	0.0%	4.5%	1.1%	0.0%	0.0%	0.0%
Leisure Equipment & Products	1.2%	0.0%	1.0%	2.3%	0.0%	1.8%
IT Services	0.0%	3.8%	1.0%	0.0%	0.0%	0.0%
Internet & Catalog Retail	0.0%	3.8%	1.0%	0.0%	0.0%	0.0%
Road & Rail	1.0%	0.0%	0.8%	0.9%	0.0%	0.8%
Diversified Telecommunication Services	0.2%	2.7%	0.8%	0.2%	10.3%	2.2%
Auto Components	0.0%	3.0%	0.7%	0.0%	0.0%	0.0%
Containers & Packaging	0.0%	2.2%	0.5%	0.0%	0.0%	0.0%
Oil, Gas & Consumable Fuels	0.0%	0.0%	0.0%	0.0%	5.8%	1.1%
Metals & Mining	0.0%	0.0%	0.0%	0.0%	4.5%	0.9%
Thrifts & Mortgage Finance	0.0%	0.0%	0.0%	0.0%	2.6%	0.5%
Other(1)	1.6%	0.5%	1.3%	0.6%	0.2%	0.4%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1)
Various industries with each individually less than 0.5% of portfolio totals

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

PORTFOLIO ASSET QUALITY

       We utilize an internally developed investment rating system to rate the performance of each portfolio company. Investment Rating 1 represents a portfolio company that is performing in a manner which significantly exceeds expectations. Investment Rating 2 represents a portfolio company that, in general, is performing above expectations. Investment Rating 3 represents a portfolio company that is generally performing in accordance with expectations. Investment Rating 4 represents a portfolio company that is underperforming expectations. Investments with such a rating require increased monitoring and scrutiny by us. Investment Rating 5 represents a portfolio company that is significantly underperforming. Investments with such a rating require heightened levels of monitoring and scrutiny by us and involve the recognition of significant unrealized depreciation on such investment. All new portfolio investments receive an initial 3 rating.

       The following table shows the distribution of our LMM and privately placed portfolio investments (excluding the investment in our affiliated Investment Manager) on the 1 to 5 investment rating scale at fair value as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in thousands)
1	$125,505	22.9%	$52,147	15.0%
2	210,038	38.3%	153,408	44.2%
3	195,052	35.6%	122,249	35.3%
4	17,765	3.2%	17,705	5.1%
5	250	0.0%	1,250	0.4%

Totals	$548,610	100.0%	$346,759	100.0%

       Based upon our investment rating system, the weighted average rating of our portfolio was approximately 2.2 as of December 31, 2011 and approximately 2.3 as of December 31, 2010. As of December 31, 2011, we had one investment on non-accrual status, which comprised less than 0.1% of the total portfolio investments at fair value and 1.1% of the total portfolio investments at cost (or less than 0.1% and 0.9%, respectively with the inclusion of marketable securities and idle funds investments), in each case excluding the investment in the affiliated Investment Manager. As of December 31, 2010, we had two investments on non-accrual status, which comprised approximately 2.6% of the total portfolio investments at fair value and 3.6% of the total portfolio investments at cost (or 2.2% and 3.0%, respectively with the inclusion of marketable securities and idle funds investments), in each case excluding the investment in the affiliated Investment Manager.

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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

  Comparison of years ended December 31, 2011 and December 31, 2010

	Years Ended December 31,		Net Change
	2011	2010	Amount	%
	(dollars in millions)
Total investment income	$66.2	$36.5	$29.7	81%
Total expenses	(26.9)	(17.2)	(9.7)	56%

Net investment income	39.3	19.3	20.0	104%
Net realized gain (loss) from investments	2.7	(2.9)	5.6	192%

Net realized income	42.0	16.4	25.6	156%
Net change in unrealized appreciation from investments	28.4	19.6	8.8	45%
Income tax provision	(6.3)	(1.0)	(5.3)	568%
Bargain purchase gain	—	4.9	(4.9)	NM
Noncontrolling interest	(1.1)	(1.2)	0.1	(7)%

Net increase in net assets resulting from operations attributable to common stock	$63.0	$38.7	$24.3	63%

	Years Ended December 31,		Net Change
	2011	2010	Amount	%
	(dollars in millions)
Net investment income	$39.3	$19.3	$20.0	104%
Share-based compensation expense	2.0	1.4	0.6	38%

Distributable net investment income(a)	41.3	20.7	20.6	99%
Net realized gain (loss) from investments	2.7	(2.9)	5.6	192%

Distributable net realized income(a)	$44.0	$17.8	$26.2	146%

Distributable net investment income per share —
Basic and diluted(a)(b)	$1.77	$1.25	$0.52	42%

Distributable net realized income per share —
Basic and diluted(a)(b)	$1.89	$1.08	$0.81	74%

(a)
Distributable net investment income and distributable net realized income are net investment income and net realized income, respectively, as determined in accordance with U.S. generally accepted accounting principles, or GAAP, excluding the impact of share-based compensation expense which is non-cash in nature. Main Street believes presenting distributable net investment income and distributable net realized income, and related per share amounts, is useful and appropriate supplemental disclosure of information for analyzing its financial performance since share-based compensation does not require settlement in cash. However, distributable net investment income and distributable net realized income are non-GAAP measures and should not be considered as a replacement to net investment income, net realized income, and other earnings measures presented in accordance with GAAP. Instead, distributable net investment income and distributable net realized income should be reviewed only in connection with such GAAP measures in analyzing Main Street's financial performance. A reconciliation of net investment income and net realized income in accordance with GAAP to distributable net investment income and distributable net realized income is presented in the table above.

  Investment Income

       For the year ended December 31, 2011, total investment income was $66.2 million, a $29.7 million, or 81%, increase over the $36.5 million of total investment income for the corresponding period of 2010. This comparable period increase was principally attributable to (i) a $23.8 million increase in interest income from higher average levels of both portfolio debt investments and interest-bearing marketable securities investments, (ii) a $4.3 million increase in dividend income from portfolio equity investments, and (iii) a $1.6 million increase in fee income due to higher levels of transaction activity. The increase in investment income included a $2.7 million increase in investment income associated with higher levels of accelerated prepayment and repricing activity for certain debt investments.

  Expenses

       For the year ended December 31, 2011, total expenses increased by approximately $9.7 million, or 56%, to $26.9 million from $17.2 million for the corresponding period of 2010. This comparable period increase in expenses was principally attributable to (i) higher interest expense of $4.5 million as a result of the issuance of an additional $40 million in SBIC debentures subsequent to December 31, 2010, and increased borrowing activity under the Credit Facility, (ii) higher share-based compensation expense of $0.6 million related to non-cash amortization for restricted share grants, and (iii) higher compensation and other operating expenses of $4.7 million related to the significant increase in investment income and portfolio investments compared to the corresponding period of 2010. The ratio of total operating expenses, excluding interest expense, as a percentage of average total assets for the year ended December 31, 2011 was 2.2%, representing an approximate 7% decrease from the same ratio of 2.4% for the year ended December 31, 2010.

  Distributable Net Investment Income

       Distributable net investment income for the year ended December 31, 2011 increased to $41.3 million, or $1.77 per share, compared with distributable net investment income of $20.7 million, or $1.25 per share, for the corresponding period of 2010. The increase in distributable net investment income was primarily due to the higher level of total investment income partially offset by higher interest and other operating expenses, due to the changes discussed above. Distributable net investment income on a per share basis for the year ended 2011 reflects approximately $0.12 per share of investment income associated with higher levels of accelerated prepayment and repricing activity for certain debt investments and (ii) a greater number of average shares outstanding compared to the corresponding period in 2010 primarily due to the October 2011, March 2011, and August 2010 follow-on stock offerings.

  Net Investment Income

       Net investment income for the year ended December 31, 2011 was $39.3 million, or a 104% increase, compared to net investment income of $19.3 million for the corresponding period of 2010. The increase in net investment income was principally attributable to the increase in total investment income partially offset by higher interest and other operating expenses as discussed above.

  Distributable Net Realized Income

       Distributable net realized income increased to $44.0 million, or $1.89 per share, for the year ended 2011 compared with distributable net realized income of $17.8 million, or $1.08 per share, for the corresponding period of 2010. The increase was primarily attributable to the higher level of distributable net investment income as well as the higher level of total net realized gain from investments in 2011 compared to the net realized loss from investments in the corresponding period of 2010. The $2.6 million net realized gain during 2011 was primarily attributable to (i) realized gain recognized on one partial exit of an LMM portfolio company equity investment, (ii) realized gain recognized on one full exit of an LMM portfolio company equity investment, and (iii) realized gains related to privately placed and marketable securities investments. The $2.9 million net realized loss during the 2010 year was primarily attributable to $5.9 million of realized loss from our debt and equity investments in two portfolio companies, partially offset by (i) $2.3 million of realized gain on two partial exits and one full exit of portfolio company equity investments and (ii) $0.7 million of realized gain related to private placement, marketable securities, and idle funds investments.

  Net Realized Income

       The higher level of net investment income and the change from net realized loss to net realized gain from investments during 2011 resulted in a $25.6 million increase in net realized income compared with the corresponding period of 2010.

  Net Increase in Net Assets Resulting from Operations

       For the year ended December 31, 2011, the $28.4 million net change in unrealized appreciation was principally attributable to (i) unrealized appreciation on 42 portfolio investments totaling $54.4 million, partially offset by unrealized depreciation on 24 portfolio investments totaling $14.2 million, (ii) $2.1 million of net unrealized depreciation on investments in marketable securities and idle funds investments, (iii) accounting reversals of net unrealized appreciation related to the net realized gains recognized during 2011 in the amounts of $2.8 million for portfolio investments and $0.4 million for marketable securities and idle funds investments, (iv) $6.3 million of net unrealized depreciation attributable to our SBIC debentures, and (v) $0.2 million in unrealized depreciation attributable to our investment in the affiliated Investment Manager. The noncontrolling interest of $1.1 million recognized during 2011 reflects the pro rata portion of MSC II net earnings attributable to the equity interests in MSC II not owned by Main Street. For the year ended December 31, 2011, we also recognized a net income tax provision of $6.3 million principally related to deferred taxes on net unrealized appreciation of certain portfolio investments held in our Taxable Subsidiaries.

       As a result of these events, our net increase in net assets resulting from operations attributable to common stock during 2011 was $63.0 million, or $2.76 per share, compared with a net increase in net assets resulting from operations attributable to common stock of $38.7 million, or $2.38 per share, in 2010.

  Comparison of years ended December 31, 2010 and December 31, 2009

	Years Ended December 31,		Net Change
	2010	2009	Amount	%
	(dollars in millions)
Total investment income	$36.5	$16.0	$20.5	128%
Total expenses	(17.2)	(6.8)	(10.4)	154%

Net investment income	19.3	9.2	10.1	109%
Total net realized loss from investments	(2.9)	(7.8)	4.9	NM

Net realized income	16.4	1.4	15.0	1050%
Net change in unrealized appreciation	19.6	8.2	11.4	138%
Income tax benefit (provision)	(1.0)	2.3	(3.3)	(141)%
Bargain purchase gain	4.9	—	4.9	NM
Noncontrolling interest	(1.2)	—	(1.2)	NM

Net increase in net assets resulting from operations attributable to common stock	$38.7	$11.9	$26.8	224%

	Years Ended December 31,		Net Change
	2010	2009	Amount	%
	(dollars in millions)
Net investment income	$19.3	$9.2	$10.1	109%
Share-based compensation expense	1.4	1.1	0.3	39%

Distributable net investment income(a)	20.7	10.3	10.4	102%
Total net realized loss from investments	(2.9)	(7.8)	4.9	NM

Distributable net realized income(a)	$17.8	$2.5	$15.3	617%

Distributable net investment income per share —
Basic and diluted(a)	$1.25	$1.02	$0.23	22%

Distributable net realized income per share —
Basic and diluted(a)	$1.08	$0.25	$0.83	332%

(a)
Distributable net investment income and distributable net realized income are net investment income and net realized income, respectively, as determined in accordance with U.S. generally accepted accounting principles, or GAAP, excluding the impact of share-based compensation expense which is non-cash in nature. Main Street believes presenting distributable net investment income and distributable net realized income, and related per share amounts, is useful and appropriate supplemental disclosure of information for analyzing its financial performance since share-based compensation does not require settlement in cash. However, distributable net investment income and distributable net realized income are non-GAAP measures and should not be considered as a replacement to net investment income, net realized income, and other earnings measures presented in accordance with GAAP. Instead, distributable net investment income and distributable net realized income should be reviewed only in connection with such GAAP measures in analyzing Main Street's financial performance. A reconciliation of net investment income and net realized income in accordance with GAAP to distributable net investment income and distributable net realized income is presented in the table above.

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

  Distributable Net Realized Income

       For the year ended December 31, 2010, the net realized loss from investments of $2.9 million was primarily attributable to (i) $4.0 million of realized loss on our debt and equity investment in one LMM portfolio company during the first quarter of 2010 and (ii) $1.9 million of realized loss on our debt and equity investment in one LMM portfolio company during the third quarter of 2010, partially offset by (i) $2.3 million of realized gain during the second quarter of 2010 on the partial exits of equity investments in two LMM portfolio companies and on the full exit of an equity investment in one LMM portfolio company and (ii) $0.7 million of net realized gain related to private placement, marketable securities, and idle funds investments. The net realized loss of $7.8 million during the 2009 year related to realized losses recognized on the exit of our investments in two portfolio companies, partially offset by net realized gain on the partial exit of our equity investments in one portfolio company and net realized gain attributable to marketable securities investments.

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

  Liquidity and Capital Resources

  Cash Flows

       For the year ended December 31, 2011, we experienced a net increase in cash and cash equivalents in the amount of $20.3 million. During that period, we generated $37.2 million of cash from our operating activities, primarily from (i) distributable net investment income, (ii) increase in payables, and (iii) realized gains partially offset by (i) increases in interest receivable, (ii) accretion of unearned income, and (iii) non-cash interest and dividends. We used $220.5 million in net cash from investing activities, principally including the funding of $249.4 million for new portfolio company investments and the funding of $142.9 million for marketable securities and idle funds investments, partially offset by (i) $89.0 million of cash proceeds from the sale of marketable securities and idle funds investments and (ii) $83.0 million in cash proceeds from the repayment of portfolio debt investments and from the exit of portfolio equity investments. During 2011, $203.6 million in cash was provided by financing activities, which principally consisted of (i) $127.8 million in net cash proceeds from public stock offerings in March 2011 and October 2011, (ii) $40.0 million in cash proceeds from the issuance of SBIC debentures, and (iii) $68.0 million in net cash proceeds from the Credit Facility, partially offset by $28.3 million in cash dividends paid to stockholders and $2.3 million in loan costs associated with our SBIC debentures and credit facility.

       For the year ended December 31, 2010, we experienced a net decrease in cash and cash equivalents in the amount of $8.3 million. During that period, we generated $16.6 million of cash from our operating activities, primarily from distributable net investment income partially offset by (i) increases in interest receivable, (ii) accretion of unearned income, and (iii) non-cash interest and dividends. We used $176.0 million in net cash from investing activities, principally including the funding of $157.7 million for new portfolio company investments and the funding of $100.6 million for marketable securities and idle funds investments, partially offset by (i) $36.8 million of cash proceeds from the sale of marketable securities and idle funds investments, (ii) $43.0 million in cash proceeds from the repayment of portfolio debt investments and from the exit of portfolio equity investments, and (iii) $2.5 million in cash acquired as part of the Exchange Offer. During 2010, $151.1 million in cash was provided by financing activities, which principally consisted of (i) $85.9 million in net cash proceeds from public stock offerings in January 2010 and August 2010, (ii) $45.0 million in cash proceeds from the issuance of SBIC debentures, and (iii) $39 million in net cash proceeds from the Credit Facility, partially offset by $16.3 million in cash dividends paid to stockholders and $2.1 million in loan costs associated with our SBIC debentures and credit facility.

       For the year ended December 31, 2009, we experienced a net decrease in cash and cash equivalents in the amount of $4.8 million. During that period, we generated $8.0 million of cash from our operating activities, primarily from distributable net investment income partially offset by (i) decreases in accounts payable and (ii) non-cash interest and dividends. We used $26.0 million in net cash from investing activities, principally including the funding of $85.9 million for marketable securities and idle funds investments and the funding of $24.7 million for new portfolio company investments, partially offset by $73.5 million of cash proceeds from the sale of marketable securities and idle funds investments and $11.1 million in cash proceeds from the repayment of portfolio debt investments. During 2009, $13.2 million in cash was provided by financing activities, which principally consisted of $16.2 million in net cash proceeds from a June 2009 public stock offering and $9.6 million in net proceeds from the issuance of SBIC debentures, partially offset by $11.2 million in cash dividends and $1.6 million in purchases of shares of our common stock as part of our share repurchase program.

  Capital Resources

       As of December 31, 2011, we had $42.7 million in cash and cash equivalents and $120.5 million in marketable securities, and idle funds investments. As of December 31, 2011, our net asset value totaled $405.7 million, or $15.19 per share. In November 2011, we expanded the Credit Facility from $155 million to $210 million to provide additional liquidity in support of future investment and operational activities. The $55 million increase in total commitments included commitment increases by lenders currently participating in the Credit Facility, as well as the addition of one new lender relationship which diversified our lending group to a total of seven participants. In December 2011, we further expanded the Credit Facility from $210 million to $235 million. The $25 million increase in total commitments included the addition of one new lender relationship which further diversifies our lending group to a total of eight participants. The recent increases in total commitments were executed under the accordion feature of the Credit Facility which allows us to increase the total commitments under the facility up to $300 million of total commitments from new or existing lenders on the same terms and conditions as the existing commitments. Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.50% or (ii) the applicable base rate plus 1.50%. We pay unused commitment fees of 0.375% per annum on the average unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the assets of the Funds. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining an interest coverage ratio of at least 2.0 to 1.0, (ii) maintaining an asset coverage ratio of at least 2.5 to 1.0, and (iii) maintaining a minimum tangible net worth. At December 31, 2011, we had $107.0 million in borrowings outstanding under the Credit Facility, bearing interest at an interest rate of 2.77%. As of December 31, 2011, we were in compliance with all financial covenants of the Credit Facility.

       In October 2011, we completed a follow-on public stock offering in which we sold 3,450,000 shares of common stock, including the underwriters' full exercise of the over-allotment option, at a price to the public of $17.50 per share (or approximately 123% of the then latest reported Net Asset Value per share), resulting in total net proceeds of approximately $57.5 million, after deducting underwriters' commissions and offering costs. In March 2011, we completed a follow-on public stock offering in which we sold 4,025,000 shares of common stock, including the underwriters' full exercise of the over-allotment option, at a price to the public of $18.35 per share (or approximately 141% of the then latest reported Net Asset Value per share), resulting in total net proceeds of approximately $70.3 million, after deducting underwriters' commissions and offering costs.

       Due to each of the Funds' status as a licensed SBIC, we have the ability to issue, through the Funds, debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA generally in an amount up to twice its regulatory capital, which effectively approximates the amount of its equity capital. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time. Debentures issued prior to September 2006 were subject to pre-payment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006. On December 31, 2011, we, through the Funds, had $220 million of outstanding indebtedness guaranteed by the SBA, which carried a weighted average annual fixed interest rate of approximately 5.1%. The first maturity related to the SBIC debentures does not occur until 2013, and the remaining weighted average duration is approximately 6.7 years as of December 31, 2011.

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

       A proposed bill in the U.S. House of Representatives, the Small Business Investment Company Modernization Act of 2011, or House Bill 3219, would increase the total SBIC leverage capacity for affiliated SBIC funds from $225 million to $350 million. Another bill in the U.S. Senate, Senate Bill 2136, to increase the total SBIC leverage capacity for affiliated SBIC funds to $350 million, was recently introduced in the U.S. Senate and referred to the Committee on Small Business and Entrepreneurship. If either of these bills is enacted, Main Street's SBIC leverage capacity through the Funds would increase by an additional $125 million. While Main Street is positioned to benefit from the full passage of either bill, the ultimate form and likely outcome of such legislation or any similar legislation cannot be predicted.

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

       If our common stock trades below our net asset value per share, we will generally not be able to issue additional common stock at the market price unless our stockholders approve such a sale and our Board of Directors makes certain determinations. A proposal, approved by our stockholders at our June 2011 annual meeting of stockholders, authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for a period of one year ending on June 14, 2012. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. We are seeking such approval for the next year at our 2012 annual stockholders meeting to be held on June 14, 2012.

       In order to satisfy the Code requirements applicable to a RIC, we intend to distribute to our stockholders substantially all of our taxable income, but we may also elect to periodically spillover certain excess undistributed taxable income from one tax year into the next tax year. In addition, as a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. In January 2008, we received an exemptive order from the SEC to exclude SBA-guaranteed debt securities issued by MSMF and any other wholly owned subsidiaries of ours which operate as SBICs from the asset coverage requirements of the 1940 Act as applicable to Main Street, which, in turn, enables us to fund more investments with debt capital.

       Although we have been able to secure access to additional liquidity, including recent public stock offerings, our expanded $235 million Credit Facility, and the increase in available leverage through the SBIC program as part of the Stimulus Bill, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

  Recently Issued Accounting Standards

       In May 2011, the FASB issued Accounting Standards Update ("ASU") 2011-04, Fair Value Measurements (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a significant impact on Main Street's financial condition and results of operations.

       In February 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring ("ASU 2011-02"). ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 provides guidance to clarify whether the creditor has granted a concession and whether a debtor is experiencing financial difficulties. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption of ASU 2011-02 did not have a significant impact on Main Street's financial condition and results of operations.

       In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures About Fair Value Measurements ("ASU 2010-06"). ASU 2010-06 adds new requirements for disclosures about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation, inputs and valuation techniques. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a significant impact on Main Street's financial condition and results of operations.

  Inflation

       Inflation has not had a significant effect on our results of operations in any of the reporting periods presented herein. However, our portfolio companies have experienced, and may in the future experience, the impacts of inflation on their operating results, including periodic escalations in their costs for raw materials and required energy consumption.

  Off-Balance Sheet Arrangements

       We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At December 31, 2011, we had a total of $39.6 million in outstanding commitments comprised of (i) seven commitments to fund revolving loans that had not been fully drawn and (ii) two capital commitments that had not been fully called.

  Contractual Obligations

       As of December 31, 2011, our future fixed commitments for cash payments on contractual obligations for each of the next five years and thereafter are as follows:

	Total	2012	2013	2014	2015	2016	2017 and thereafter
	(dollars in thousands)
SBIC debentures	$220,000	$—	$4,000	$18,000	$23,100	$5,000	$169,900
Interest due on SBIC debentures	74,796	11,273	11,270	10,963	9,877	8,736	22,677

Total	$294,796	$11,273	$15,270	$28,963	$32,977	$13,736	$192,577

       As of December 31, 2011, we had $107.0 million in borrowings outstanding under our $235 million Credit Facility. Unless extended, the Credit Facility will mature in September 2014.

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

       MSCC is obligated to make payments under a support services agreement with the Investment Manager. The Investment Manager is reimbursed for its excess operating expenses associated with providing investment management and other services to MSCC and its subsidiaries, as well as MSC II and third parties. Each quarter, as part of the support services agreement, MSCC makes payments to cover all cash operating expenses incurred by the Investment Manager, less the recurring management fees that the Investment Manager receives from MSC II pursuant to a long-term investment advisory services agreement and any other fees received from third parties for providing external services. For the years ended December 31, 2011 and 2010, the expenses reimbursed by MSCC to the Investment Manager and management fees paid by MSC II were $8.9 million and $5.3 million, respectively.

  Related Party Transactions

       As discussed further in Note D to the accompanying consolidated financial statements, subsequent to the completion of the Formation Transactions, the Investment Manager is a wholly owned portfolio company of MSCC. At December 31, 2011, the Investment Manager had a receivable of $4.8 million due from MSCC related to operating expenses incurred by the Investment Manager required to support Main Street's business.

  Recent Developments

       On January 5, 2012, Main Street fully exited its debt and equity investments in Currie Acquisitions, LLC ("Currie"). Main Street completed the exit of its debt and equity investments in Currie as part of a buyout of Currie by Accell Group, a Netherlands-based international conglomerate. Main Street exited its debt investment for the full principal amount of approximately $4.8 million and recognized a realized loss of approximately $1.2 million on its equity investment.

       On February 17, 2012, MSCC acquired approximately 8.5% of the total dollar value of the MSC II limited partnership interests not owned by MSCC, including the approximately 5% held by affiliates of MSCC, in exchange for 170,203 shares of its common stock. Subsequent to the acquisition, an approximately 3.0% minority ownership in the total dollar value of the MSC II limited partnership interests remained outstanding.

       On February 29, 2012, Main Street completed the exit of its debt investment and a portion of its equity investments in Drilling Info, Inc. ("Drilling Info"), as part of an equity investment in Drilling Info by a group of leading private equity investment firms focused on the global software, Internet and data-services industries. As part of the exit, Main Street realized a gain of approximately $9.2 million on the sale of its equity warrant participation and received the full repayment of the principal amount of $8.0 million on its debt investment.

       On March 6, 2012, Main Street declared monthly dividends for the second quarter of 2012 of $0.14 per share for each of April, May and June 2012, or a total of $0.42 per share. The second quarter 2012 dividends represent a 7.7% increase from the dividends declared for the second quarter of 2011 and a 3.7% increase compared to the first quarter of 2012. Including the dividends declared for the second quarter of 2012, Main Street will have paid $7.14 per share in cumulative dividends since its October 2007 initial public offering.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

       We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, marketable securities, and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. The majority of our debt investments are made with fixed interest rates for the term of the investment. However, as of December 31, 2011, approximately 36% of our debt investment portfolio (at cost) bore interest at floating rates with 98% of those floating-rate debt investments (at cost) subject to contractual minimum interest rates. In addition, as of December 31, 2011, approximately 76% of our marketable securities debt investments (at cost) bore interest at floating rates with 98% of those floating-rate debt investments (at cost) subject to contractual minimum interest rates. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the long term interest rates on our outstanding SBIC debentures, which comprise the majority of our outstanding debt, are fixed for the 10-year life of such debt. As of December 31, 2011, we had not entered into any interest rate hedging arrangements. At December 31, 2011, based on our applicable levels of floating-rate debt investments, a 1% change in interest rates would not have a material effect on our level of interest income from debt investments.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders' of
Main Street Capital Corporation

       We have audited the accompanying consolidated balance sheets of Main Street Capital Corporation (a Maryland corporation), including the consolidated schedule of investments, as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in net assets and cash flows for each of three years in the period ended December 31, 2011 and the financial highlights (see Note H) for each of the five years in the period ended December 31, 2011. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

       We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included verification by confirmation of securities as of December 31, 2011 and 2010, or by other appropriate auditing procedures where replies were not received. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Main Street Capital Corporation as of December 31, 2011 and 2010 and the results of their operations, their changes in net assets and their cash flows for each of the three years in the period ended December 31, 2011, and the financial highlights for each of the five years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

       We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Main Street Capital Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2012, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ GRANT THORNTON LLP

Houston, Texas
March 9, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders' of
Main Street Capital Corporation

       We have audited Main Street Capital Corporation's (a Maryland corporation) (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Main Street Capital Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Main Street Capital Corporation's internal control over financial reporting based on our audit.

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

       In our opinion, Main Street Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by COSO.

       We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Main Street Capital Corporation as of December 31, 2011 and 2010, including the consolidated schedule of investments as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in net assets and cash flows, for each of the three years in the period ended December 31, 2011, and the financial highlights (see Note H) for each of the five years in the period ended December 31, 2011, and our report dated March 9, 2012, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Houston, Texas
March 9, 2012

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
ASSETS
Portfolio investments at fair value:
Control investments (cost: $206,786,888 and $161,009,443 as of December 31, 2011 and 2010, respectively)	$238,923,711	$174,596,394
Affiliate investments (cost: $110,157,180 and $65,650,789 as of December 31, 2011 and 2010, respectively)	146,404,681	80,206,804
Non-Control/Non-Affiliate investments (cost: $178,858,890 and $91,911,304 as of December 31, 2011 and 2010, respectively)	176,681,819	91,956,221
Investment in affiliated Investment Manager (cost: $4,284,042 as of December 31, 2011 and 2010)	1,869,242	2,051,655

Total portfolio investments (cost: $500,087,000 and $322,855,578 as of December 31, 2011 and 2010, respectively)	563,879,453	348,811,074
Marketable securities and idle funds investments (cost: $122,136,830 and $67,970,907 as of December 31, 2011 and 2010, respectively)	120,455,599	68,752,858

Total investments (cost: $622,223,830 and $390,826,485 as of December 31, 2011 and 2010, respectively)	684,335,052	417,563,932
Cash and cash equivalents	42,650,081	22,334,340
Deferred tax asset, net	—	1,958,593
Interest receivable and other assets	6,538,683	4,523,792
Deferred financing costs (net of accumulated amortization of $2,166,815 and $1,504,584 as of December 31, 2011 and 2010, respectively)	4,168,015	2,543,645

Total assets	$737,691,831	$448,924,302

LIABILITIES
SBIC debentures (par: $220,000,000 and $180,000,000 as of December 31, 2011 and 2010, respectively; par of $95,000,000 is recorded at a fair value of $76,886,928 and $70,557,975 as of December 31, 2011 and 2010, respectively)	$201,886,928	$155,557,975
Credit facility	107,000,000	39,000,000
Interest payable	3,984,014	3,194,870
Dividend payable	2,856,457	—
Deferred tax liability, net	3,776,320	—
Payable to affiliated Investment Manager	4,830,750	15,124
Accounts payable and other liabilities	2,169,245	1,173,295

Total liabilities	326,503,714	198,941,264
Commitments and contingencies
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 26,714,384 and 18,797,444 issued and outstanding as of December 31, 2011 and 2010, respectively)	267,144	187,975
Additional paid-in capital	360,163,711	224,485,165
Accumulated net investment income, net of dividends	12,531,357	9,261,405
Accumulated net realized loss from investments, net of dividends	(20,445,129)	(20,541,897)
Net unrealized appreciation, net of income taxes	53,193,626	32,141,997

Total Net Asset Value	405,710,709	245,534,645
Noncontrolling interest	5,477,408	4,448,393

Total net assets including noncontrolling interests	411,188,117	249,983,038

Total liabilities and net assets	$737,691,831	$448,924,302

NET ASSET VALUE PER SHARE	$15.19	$13.06

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

	Years Ended December 31,
	2011	2010	2009
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$25,051,361	$17,526,766	$8,022,687
Affiliate investments	12,558,835	8,250,622	4,581,295
Non-Control/Non-Affiliate investments	18,420,306	7,747,739	1,678,962

Total interest, fee and dividend income	56,030,502	33,525,127	14,282,944
Interest from marketable securities, idle funds and other	10,209,508	2,982,780	1,719,303

Total investment income	66,240,010	36,507,907	16,002,247
EXPENSES:
Interest	(13,518,204)	(9,058,386)	(3,790,702)
General and administrative	(2,482,689)	(1,437,027)	(1,351,451)
Expenses reimbursed to affiliated Investment Manager	(8,914,974)	(5,263,133)	(569,868)
Share-based compensation	(2,047,039)	(1,488,709)	(1,068,397)

Total expenses	(26,962,906)	(17,247,255)	(6,780,418)

NET INVESTMENT INCOME	39,277,104	19,260,652	9,221,829
NET REALIZED GAIN (LOSS) FROM INVESTMENTS:
Control investments	407,168	(3,587,638)	(3,441,483)
Affiliate investments	758,424	—	(5,055,796)
Non-Control/Non-Affiliate investments	771,460	235	70,628
Marketable securities and idle funds investments	701,407	707,740	629,103

Total net realized gain (loss) from investments	2,638,459	(2,879,663)	(7,797,548)

NET REALIZED INCOME	41,915,563	16,380,989	1,424,281
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION):
Portfolio investments	37,453,083	12,264,717	9,051,986
Marketable securities and idle funds investments	(2,463,188)	781,951	(171,091)
SBIC debentures	(6,328,953)	6,861,971	—
Investment in affiliated Investment Manager	(182,413)	(269,225)	(638,788)

Total net change in unrealized appreciation	28,478,529	19,639,414	8,242,107

Income tax benefit (provision)	(6,287,662)	(940,634)	2,289,841
Bargain purchase gain	—	4,890,582	—

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	64,106,430	39,970,351	11,956,229
Noncontrolling interest	(1,139,238)	(1,226,487)	—

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS ATTRIBUTABLE TO COMMON STOCK	$62,967,192	$38,743,864	$11,956,229

NET INVESTMENT INCOME PER SHARE — BASIC AND DILUTED	$1.69	$1.16	$0.92

NET REALIZED INCOME PER SHARE — BASIC AND DILUTED	$1.80	$0.99	$0.14

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS ATTRIBUTABLE TO COMMON STOCK PER SHARE — BASIC AND DILUTED	$2.76	$2.38	$1.19

DIVIDENDS PAID PER SHARE	$1.56	$1.50	$1.50

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	22,850,299	16,292,846	10,042,639

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

	Common Stock				Accumulated Net Realized Loss From Investments, Net of Dividends	Net Unrealized Appreciation from Investments, Net of Income Taxes			Total Net Assets Including Noncontrolling Interest
				Accumulated Net Investment Income, Net of Dividends
	Number of Shares	Par Value	Additional Paid-In Capital				Total Net Asset Value	Noncontrolling Interest
Balances at December 31, 2008	9,206,483	$92,065	$104,467,740	$10,155,593	$(6,497,098)	$4,137,756	$112,356,056	$—	$112,356,056
Public offering of common stock, net of offering costs	1,437,500	14,375	16,176,533	—	—	—	16,190,908	—	16,190,908
Share-based compensation	—	—	1,068,397	—	—	—	1,068,397	—	1,068,397
Dividend reinvestment	271,906	2,719	3,690,001	—	—	—	3,692,720	—	3,692,720
Share repurchase program	(164,544)	(1,645)	(1,615,461)	—	—	—	(1,617,106)	—	(1,617,106)
Issuance of restricted stock	107,505	1,075	(1,075)	—	—	—	—	—	—
Purchase of vested stock for employee payroll tax withholding	(16,403)	(164)	(251,979)	—	—	—	(252,143)	—	(252,143)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—
Dividends to stockholders	—	—	—	(12,107,556)	(1,627,374)	—	(13,734,930)	—	(13,734,930)
Net increase resulting from operations	—	—	—	9,221,829	(7,797,548)	10,531,948	11,956,229	—	11,956,229

Balances at December 31, 2009	10,842,447	$108,425	$123,534,156	$7,269,866	$(15,922,020)	$14,669,704	$129,660,131	$—	$129,660,131

MSC II exchange offer and related transactions	1,246,803	12,468	20,080,623	4,890,582	—	—	24,983,673	3,237,210	28,220,883
Public offering of common stock, net of offering costs	6,095,000	60,950	85,836,250	—	—	—	85,897,200	—	85,897,200
Share-based compensation	—	—	1,488,709	—	—	—	1,488,709	—	1,488,709
Dividend reinvestment	478,731	4,787	7,632,303	—	—	—	7,637,090	—	7,637,090
Issuance of restricted stock	157,277	1,573	(1,573)	—	—	—	—	—	—
Purchase of vested stock for employee payroll tax withholding	(22,814)	(228)	(369,345)	—	—	—	(369,573)	—	(369,573)
Adjustment to investment in Investment Manager related to the MSC II Exchange Offer	—	—	(13,715,958)	—	—	—	(13,715,958)	—	(13,715,958)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(15,304)	(15,304)
Dividends to stockholders	—	—	—	(22,159,695)	(1,740,214)	—	(23,899,909)	—	(23,899,909)
Net increase resulting from operations	—	—	—	19,260,652	(2,879,663)	18,698,780	35,079,769	—	35,079,769
Noncontrolling interest	—	—	—	—	—	(1,226,487)	(1,226,487)	1,226,487	—

Balances at December 31, 2010	18,797,444	$187,975	$224,485,165	$9,261,405	$(20,541,897)	$32,141,997	$245,534,645	$4,448,393	$249,983,038

Public offering of common stock, net of offering costs	7,475,000	74,750	127,698,963	—	—	—	127,773,713	—	127,773,713
Share-based compensation	—	—	2,047,039	—	—	—	2,047,039	—	2,047,039
Purchase of vested stock for employee payroll tax withholding	(32,725)	(327)	(674,498)	—	—	—	(674,825)		(674,825)
Dividend reinvestment	348,695	3,486	6,608,302	—	—	—	6,611,788	—	6,611,788
Issuance of restricted stock	125,970	1,260	(1,260)	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(110,223)	(110,223)
Dividends to stockholders	—	—	—	(36,007,152)	(2,541,691)	—	(38,548,843)	—	(38,548,843)
Net increase resulting from operations	—	—	—	39,277,104	2,638,459	22,190,867	64,106,430	—	64,106,430
Noncontrolling interest	—	—	—	—	—	(1,139,238)	(1,139,238)	1,139,238	—

Balances at December 31, 2011	26,714,384	$267,144	$360,163,711	$12,531,357	$(20,445,129)	$53,193,626	$405,710,709	$5,477,408	$411,188,117

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$64,106,430	$39,970,351	$11,956,229
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized appreciation	(28,478,529)	(19,639,414)	(8,242,107)
Net realized (gain) loss from investments	(2,638,459)	2,879,663	7,797,548
Bargain purchase gain	—	(4,890,582)	—
Accretion of unearned income	(6,841,805)	(2,790,394)	(701,956)
Net payment-in-kind interest accrual	(3,645,431)	(2,589,029)	(655,762)
Share-based compensation expense	2,047,039	1,488,709	1,068,397
Amortization of deferred financing costs	662,231	470,012	414,545
Deferred taxes	5,734,913	674,980	(1,594,719)
Changes in other assets and liabilities:
Interest receivable and other assets	(2,489,081)	(1,961,515)	(359,312)
Interest payable	789,144	782,624	(39,045)
Payable to affiliated Investment Manager	4,815,626	(202,298)	(85,212)
Accounts payable and other liabilities	995,950	343,024	(935,595)
Deferred fees and other	2,097,990	2,068,179	(578,404)

Net cash provided by operating activities	37,156,018	16,604,310	8,044,607
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in portfolio companies	(249,434,471)	(157,689,915)	(24,741,598)
Principal payments received on loans and debt securities in portfolio companies	80,846,843	39,815,482	11,121,773
Proceeds from sale of equity investments and related notes in portfolio companies	2,131,217	3,175,283	—
Cash acquired in MSC II exchange offer	—	2,489,920	—
Investments in marketable securities and idle funds investments	(142,924,801)	(100,563,154)	(85,855,676)
Proceeds from marketable securities and idle funds investments	88,919,469	36,754,208	73,513,104

Net cash used in investing activities	(220,461,743)	(176,018,176)	(25,962,397)
CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase program	—	—	(1,617,106)
Proceeds from public offering of common stock, net of offering costs	127,773,713	85,897,200	16,190,908
Distributions to noncontrolling interest	(110,223)	(15,304)	—
Dividends paid to stockholders	(28,330,598)	(16,262,819)	(11,167,882)
Net change in DRIP deposit	(750,000)	—	400,000
Proceeds from issuance of SBIC debentures	40,000,000	45,000,000	10,000,000
Proceeds from credit facility	220,000,000	75,650,000	—
Repayments on credit facility	(152,000,000)	(36,650,000)	—
Purchase of vested stock for employee payroll tax withholding	(674,825)	(369,573)	(252,143)
Payment of deferred loan costs and SBIC debenture fees	(2,286,601)	(2,121,296)	(390,815)

Net cash provided by financing activities	203,621,466	151,128,208	13,162,962

Net increase (decrease) in cash and cash equivalents	20,315,741	(8,285,658)	(4,754,828)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,334,340	30,619,998	35,374,826

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$42,650,081	$22,334,340	$30,619,998

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value
Control Investments(3)
Café Brazil, LLC	Casual Restaurant Group
12% Secured Debt (Maturity — April 20, 2013)		1,400,000	1,398,919	1,400,000
Member Units (Fully diluted 41.0%)(7)			41,837	3,430,000

			1,440,756	4,830,000
California Healthcare Medical Billing, Inc.	Healthcare Services
12% Secured Debt (Maturity — October 17, 2015)		8,623,000	8,291,024	8,530,339
Warrants (Fully diluted 21.0%)			1,193,333	3,380,333
Common Stock (Fully diluted 9.6%)			1,176,667	1,560,000

			10,661,024	13,470,672
CBT Nuggets, LLC	Produces and Sells
14% Secured Debt (Maturity — December 31,	IT Training Certification
2013)	Videos	1,750,000	1,750,000	1,750,000
Member Units (Fully diluted 40.8%)(7)			1,299,520	5,570,000

			3,049,520	7,320,000
Ceres Management, LLC (Lambs)	Aftermarket Automotive
14% Secured Debt (Maturity — May 31, 2013)	Services Chain	3,770,000	3,749,034	3,749,034
9.5% Secured Debt (Lamb's Real Estate Investment I, LLC) (Maturity — October 1, 2025)		1,114,583	1,114,583	1,114,583
Member Units (Fully diluted 79.0%)			4,773,000	1,049,662
Member Units (Lamb's Real Estate Investment I, LLC) (Fully diluted 100%)			625,000	800,000

			10,261,617	6,713,279
Condit Exhibits, LLC	Tradeshow Exhibits/
9% Current / 9% PIK Secured Debt (Maturity — July 1, 2013)	Custom Displays	4,430,948	4,405,514	4,405,514
Warrants (Fully diluted 47.9%)			320,000	560,000

			4,725,514	4,965,514
Currie Acquisitions, LLC	Retail Electric Bikes
12% Secured Debt (Maturity — March 1, 2015)		4,750,000	4,112,458	4,750,000
Warrants (Fully diluted 47.3%)			2,566,204	100,000

			6,678,662	4,850,000
Gulf Manufacturing, LLC	Industrial Metal
9% PIK Secured Debt (Maturity — June 30, 2017)	Fabrication	1,185,131	1,185,131	1,185,131
Member Units (Fully diluted 34.2%)(7)			2,979,813	9,840,000

			4,164,944	11,025,131
Harrison Hydra-Gen, Ltd.	Manufacturer of
12% Secured Debt (Maturity — June 4, 2015)	Hydraulic Generators	5,507,375	4,938,487	5,230,000
Preferred stock (8% cumulative)(7)			1,081,110	1,081,110
Warrants (Fully diluted 34.5%)			717,640	2,240,000

			6,737,237	8,551,110
Hawthorne Customs & Dispatch Services, LLC	Transportation/Logistics
Member Units (Fully diluted 47.6%)(7)			589,398	1,410,000
Member Units (Wallisville Real Estate, LLC) (Fully diluted 59.1%)(7)			1,214,784	1,214,784

			1,804,182	2,624,784

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2011

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value
Hydratec, Inc.	Agricultural Services
Common Stock (Fully diluted 92.5%)(7)			7,091,911	12,336,911

Indianapolis Aviation Partners, LLC	Fixed Base Operator
12% Secured Debt (Maturity — September 15, 2014)		4,270,000	4,003,131	4,120,000
Warrants (Fully diluted 30.1%)			1,129,286	1,650,286

			5,132,417	5,770,286
Jensen Jewelers of Idaho, LLC	Retail Jewelry
Prime Plus 2%, Current Coupon 5.25%, Secured Debt (Maturity — November 14, 2013)(8)		2,260,000	2,260,000	2,260,000
13% Current / 6% PIK Secured Debt (Maturity — November 14, 2013)		2,344,898	2,344,898	2,344,898
Member Units (Fully diluted 60.8%)(7)			811,000	1,750,000

			5,415,898	6,354,898
Lighting Unlimited, LLC	Commercial and Residential
8% Secured Debt (Maturity — August 22,	Lighting Products and
2012)	Design Services	2,000,000	1,984,047	1,984,047
Preferred Stock (non-voting)			510,098	510,098
Warrants (Fully diluted 7.1%)			54,000	—
Common Stock (Fully diluted 70.0%)			100,000	210,000

			2,648,145	2,704,145
Mid-Columbia Lumber Products, LLC	Specialized Lumber
10% Secured Debt (Maturity — December 18, 2014)	Products	1,250,000	1,250,000	1,250,000
12% Secured Debt (Maturity — December 18, 2014)		3,670,000	3,670,000	3,670,000
9.5% Secured Debt (Mid-Columbia Real Estate, LLC) (Maturity — May 13, 2025)		1,062,200	1,062,200	1,062,200
Warrants (Fully diluted 9.2%)			250,000	890,000
Member Units (Fully diluted 42.9%)			812,000	930,000
Member Units (Mid-Columbia Real Estate, LLC) (Fully diluted 50.0%)(7)			250,000	810,000

			7,294,200	8,612,200
NAPCO Precast, LLC	Precast Concrete
Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity — February 1, 2013)(8)	Manufacturing	3,384,615	3,375,903	3,375,903
18% Secured Debt (Maturity — February 1, 2013)		5,173,077	5,141,956	5,141,956
Member Units (Fully diluted 46.3%)(7)			2,975,000	4,195,000

			11,492,859	12,712,859
NRI Clinical Research, LLC	Clinical Research
14% Secured Debt (Maturity — September 8, 2016)		5,500,000	5,183,403	5,183,403
Warrants (Fully diluted 12.5%)			251,724	251,724
Member Units (Fully diluted 24.8%)			500,000	500,000

			5,935,127	5,935,127
NRP Jones, LLC	Manufacturer of Hoses,
12% Secured Debt (Maturity — December 22, 2016)	Fittings and Assemblies	12,100,000	11,041,143	11,041,143
Warrants (Fully diluted 12.2%)			816,857	816,857
Member Units (Fully diluted 43.2%)			2,900,000	2,900,000

			14,758,000	14,758,000

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2011

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value
NTS Holdings, Inc.	Trench & Traffic Safety
12% Secured Debt (Maturity — April 30, 2015)	Equipment	5,770,000	5,741,784	5,741,784
Preferred Stock (12% cumulative, compounded quarterly)(7)			11,918,251	11,918,251
Common Stock (Fully diluted 72.3%)			1,621,255	2,140,000

			19,281,290	19,800,035
OMi Holdings, Inc.	Manufacturer of Overhead
12% Secured Debt (Maturity — April 1, 2013)	Cranes	7,973,843	7,949,594	7,949,594
Common Stock (Fully diluted 48.0%)			1,080,000	2,270,000

			9,029,594	10,219,594
Pegasus Research Group, LLC (Televerde)	Telemarketing and Data
13% Current / 3% PIK Secured Debt (Maturity — January 6, 2016)	Services	6,159,915	6,088,656	6,088,656
Member Units (Fully diluted 43.7%)			1,250,000	1,250,000

			7,338,656	7,338,656
PPL RVs, Inc.	Recreational Vehicle
18% Secured Debt (Maturity — June 10, 2015)	Dealers	4,234,526	4,186,015	4,234,526
Common Stock (Fully diluted 51.1%)			2,150,000	3,980,000

			6,336,015	8,214,526
Principle Environmental, LLC	Noise Abatement Services
12% Secured Debt (Maturity — February 1, 2016)		4,750,000	3,766,351	4,080,000
12% Current / 2% PIK Secured Debt (Maturity — February 1, 2016)		3,506,854	3,449,867	3,506,854
Warrants (Fully diluted 14.6%)			1,200,000	2,110,000
Member Units (Fully diluted 25.0%)			2,000,000	3,600,000

			10,416,218	13,296,854
River Aggregates, LLC	Processor of Construction
12% Secured Debt (Maturity — March 30, 2016)	Aggregates	3,470,000	3,226,888	3,226,888
Warrants (Fully diluted 20.0%)			202,125	100,125
Member Units (Fully diluted 40.0%)			550,000	200,000

			3,979,013	3,527,013
The MPI Group, LLC	Manufacturer of Custom
4.5% Current / 4.5% PIK Secured Debt	Hollow Metal Doors,
(Maturity — October 2, 2013)	Frames and Accessories	1,045,013	1,040,768	1,040,768
6% Current / 6% PIK Secured Debt
(Maturity — October 2, 2013)		5,405,833	5,293,657	5,293,657
Warrants (Fully diluted 47.1%)			895,943	—
Member Units (Non-voting)			200,000	—

			7,430,368	6,334,425
Thermal & Mechanical Equipment, LLC	Commercial and Industrial
Prime Plus 2%, Current Coupon 9%, Secured	Engineering Services
Debt (Maturity — September 25, 2014)(8)		1,272,200	1,266,158	1,266,158
13% Current / 5% PIK Secured Debt (Maturity — September 25, 2014)		4,053,020	4,010,236	4,053,020
Member Units (Fully diluted 50.0%)(7)			1,000,000	5,660,000

			6,276,394	10,979,178

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2011

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value
Uvalco Supply, LLC	Farm and Ranch Supply
Member Units (Fully diluted 42.8%)(7)			1,113,243	3,290,000

Van Gilder Insurance Corporation	Insurance Brokerage
8% Secured Debt (Maturity — January 31, 2013)		1,000,000	986,937	986,937
8% Secured Debt (Maturity — January 31, 2016)		1,721,165	1,705,045	1,705,045
13% Secured Debt (Maturity — January 31, 2016)		5,400,000	4,387,071	4,387,071
Warrants (Fully diluted 10.0%)			1,208,643	1,208,643
Common Stock (Fully diluted 15.5%)			2,499,876	2,499,876

			10,787,572	10,787,572
Vision Interests, Inc.	Manufacturer/Installer of
6.5% Current /6.5% PIK Secured Debt (Maturity — December 23, 2016)	Commercial Signage	3,000,000	2,934,750	2,934,750
Series A Prefered Stock (Fully diluted 33.3%)		—	3,000,000	3,000,000
Common Stock (Fully diluted 36.7%)			3,705,570	—

			9,640,320	5,934,750
Ziegler's NYPD, LLC	Casual Restaurant Group
Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity — October 1, 2013)(8)		1,000,000	995,966	995,966
13% Current / 5% PIK Secured Debt (Maturity — October 1, 2013)		4,298,888	4,270,226	4,270,226
Warrants (Fully diluted 46.6%)			600,000	400,000

			5,866,192	5,666,192

Subtotal Control Investments (34.9% of total investments at fair value)			206,786,888	238,923,711

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2011

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value
Affiliate Investments(4)
American Sensor Technologies, Inc.	Manufacturer of
9% Secured Debt (Maturity—May 31, 2012)	Commercial/Industrial	3,045,808	3,038,982	3,038,982
Warrants (Fully diluted 19.6%)	Sensors		49,990	3,100,000

			3,088,972	6,138,982
Compact Power Equipment Centers LLC	Equipment/Tool Rental
6% Current / 6% PIK Secured Debt (Maturity — December 31, 2014)		2,855,155	2,831,460	2,831,460
8% PIK Secured Debt (Maturity — December 31, 2011)		107,767	107,767	107,767
Series A Member Units (8% cumulative)(7)			852,558	852,558
Member Units (Fully diluted 10.6%)			1,147	1,147

			3,792,932	3,792,932
Drilling Info, Inc.	Information Services for
12% Secured Debt (Maturity — November 20, 2014)	the Oil and Gas Industry	8,000,000	7,064,747	8,000,000
8.75% Secured Debt (Maturity — April 18, 2016)		750,000	750,000	750,000
Warrants (Fully diluted 4.9%)			1,250,000	10,360,000
Common Stock (Fully diluted 2.4%)			1,335,325	4,890,325

			10,400,072	24,000,325
East Teak Fine Hardwoods, Inc.	Hardwood Products
Common Stock (Fully diluted 5.0%)			480,318	380,000

Gault Financial, LLC (RMB Capital, LLC)	Purchases and Manages
14% Secured Debt (Maturity — November 21,	Liquidation of Distressed
2016)	Assets	10,500,000	9,896,904	9,896,904
Warrants (Fully diluted 22.5%)			400,000	400,000

			10,296,904	10,296,904
Houston Plating & Coatings, LLC	Plating & Industrial
Member Units (Fully diluted 11.1%)(7)	Coating Services		635,000	5,990,000

			635,000	5,990,000
Integrated Printing Solutions, LLC	Specialty Card Printing
13% Secured Debt (Maturity — September 23, 2016)		10,000,000	9,227,866	9,227,866
Warrants (Fully diluted 9.0%)			600,000	600,000

			9,827,866	9,827,866
IRTH Holdings, LLC	Utility Technology
12% Secured Debt (Maturity — December 29, 2015)	Services	5,083,940	5,005,859	5,083,940
Member Units (Fully diluted 22.3%)			850,000	2,480,000

			5,855,859	7,563,940
KBK Industries, LLC	Specialty Manufacturer of
10% Secured Debt (Maturity — March 31,	Oilfield and Industrial
2012)	Products	14,940	14,940	14,940
14% Secured Debt (Maturity — January 23, 2014)		5,250,000	5,250,000	5,250,000
Member Units (Fully diluted 18.8%)(7)			340,833	2,800,000

			5,605,773	8,064,940
Laurus Healthcare, LP	Healthcare Facilities
9% Secured Debt (Maturity — May 12, 2016)		5,850,000	5,850,000	5,850,000
Class A and C Units (Fully diluted 13.1%)(7)			79,505	5,430,000

			5,929,505	11,280,000

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2011

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value
Olympus Building Services, Inc.	Custodial/Facilities
10% Current / 2% PIK Secured Debt (Maturity — March 27, 2014)	Services	2,434,109	2,306,027	2,306,027
15% PIK Secured Debt (Maturity — March 27, 2014)		994,169	994,169	994,169
Warrants (Fully diluted 22.5%)			470,000	70,005

			3,770,196	3,370,201
OnAsset Intelligence, Inc.	Transportation Monitoring/
12% Secured Debt (Maturity — October 18, 2012)	Tracking Services	1,500,000	915,566	915,566
Preferred Stock (7% cumulative) (Fully diluted 5.75%)(7)			1,576,508	1,576,508
Warrants (Fully diluted 4.0%)			830,000	830,000

			3,322,074	3,322,074
OPI International Ltd.	Oil and Gas Construction
12% Secured Debt (Maturity — November 30, 2015)	Services	11,520,000	10,882,348	11,130,000
Warrants (Fully diluted 8.0%)			500,000	4,100,000

			11,382,348	15,230,000
Radial Drilling Services Inc.	Oil and Gas Technology
12% Secured Debt (Maturity — November 23, 2016)		4,200,000	3,366,573	3,366,573
Warrants (Fully diluted 24.0%)			758,448	758,448

			4,125,021	4,125,021
Samba Holdings, Inc.	Vechicle Compliance
12.5% Secured Debt (Maturity — November 17, 2016)	Software & Services	3,000,000	2,940,714	2,940,714
Common Stock (Fully diluted 14.7%)			950,000	950,000

			3,890,714	3,890,714
Schneider Sales Management, LLC	Sales Consulting and
13% Secured Debt (Maturity — October 15, 2013)	Training	3,567,542	3,489,127	250,000
Warrants (Fully diluted 20.0%)			45,000	—

			3,534,127	250,000
Spectrio LLC	Audio Messaging Services
12% Secured Debt (Maturity — June 16, 2016)		13,475,000	13,009,486	13,341,000
8% Secured Debt (Maturity — June 16, 2016)		168,000	168,000	168,000
Warrants (Fully diluted 9.8%)			886,933	2,720,000

			14,064,419	16,229,000
SYNEO, LLC	Manufacturer of Specialty
12% Secured Debt (Maturity — July 13, 2016)	Cutting Tools and Punches	5,500,000	5,373,803	5,373,803
10% Secured Debt (Maturity — May 4, 2026)		1,440,000	1,411,754	1,411,754
Member Units (Fully diluted 11.1%)			1,000,000	1,000,000

			7,785,557	7,785,557
Walden Smokey Point, Inc.	Specialty Transportation
Common Stock (Fully diluted 12.6%)			1,426,667	4,220,000

WorldCall, Inc.	Telecommunication/
13% Secured Debt (Maturity — April 22, 2012)	Information Services	646,225	646,225	646,225
Common Stock (Fully diluted 10.0%)			296,631	—

			942,856	646,225

Subtotal Affiliate Investments (21.4% of total investments at fair value)			110,157,180	146,404,681

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2011

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value
Non-Control/Non-Affiliate Investments(5)
Affinity Videonet, Inc.	Videoconferencing
13% Secured Debt (Maturity — December 31, 2015)	Services	2,000,000	1,912,809	2,000,000
13% Current / 1% PIK Secured Debt (Maturity — December 31, 2015)		1,132,471	1,125,014	1,125,014
Warrants (Fully diluted 2.6%)			62,500	62,500

			3,100,323	3,187,514
Arrowhead General Insurance Agency, Inc.(9)	Insurance
LIBOR plus 5.75%, Current Coupon 7.50%, Secured Debt (Maturity — March 4, 2017)(8)		3,970,000	3,899,359	3,931,551
LIBOR plus 9.5%, Current Coupon 11.25%, Secured Debt (Maturity — September 30, 2017)(8)		2,000,000	1,944,320	2,010,000

			5,843,679	5,941,551
Business Development Corporation of America	Investment Management
LIBOR plus 3.50%, Current Coupon 3.77%, Secured Debt (Maturity — January 14, 2013)		5,900,000	5,900,000	5,900,000

Bourland & Leverich Supply Co., LLC(9)	Distributor of Oil & Gas
LIBOR Plus 9.00%, Current Coupon 11.00%, Secured Debt (Maturity — August 19, 2015)(8)	Tubular Goods	4,190,626	4,028,496	4,064,907

Brand Connections, LLC	Venue-Based Marketing
14% Secured Debt (Maturity — April 30, 2015)	and Media	6,761,443	6,638,862	6,638,862

CHI Overhead Doors, Inc.(9)	Manufacturer of Overhead
LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity — August 17, 2017)(8)	Garage Doors	2,493,750	2,446,087	2,462,578
LIBOR Plus 9.50%, Current Coupon 11.00%, Secured Debt (Maturity — February 17, 2018)(8)		2,500,000	2,451,765	2,462,500

			4,897,852	4,925,078
Diversified Machine(9)	Automotive Component
LIBOR plus 7.75%, Current Coupon 9.25%, Secured Debt (Maturity — November 28, 2017)(8)	Supplier	2,000,000	1,960,412	2,001,250

EnCap Energy Capital Fund VIII, L.P.(9)	Oil & Gas Investment
LP Interests (Fully diluted 0.2%)	Management		708,747	708,747

Fairway Group Acquisition(9)	Retail Grocery
LIBOR plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity — March 3, 2017)(8)		7,462,512	7,403,429	7,252,629

Fram Group Holdings, Inc.(9)	Automotive Maintenance
LIBOR plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity — July 29, 2017)(8)	Products	997,500	992,799	998,747
LIBOR plus 9.00%, Current Coupon 10.50%, Secured Debt (Maturity — January 29, 2018)(8)		1,000,000	995,228	967,500

			1,988,027	1,966,247
Flexera Software(9)	Application Software
LIBOR Plus 9.75%, Current Coupon 11.00%, Secured Debt (Maturity — September 30, 2018)(8)	Services	3,000,000	2,765,411	2,790,000

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2011

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value
Golden Nugget, LLC(9)	Hotel and Gaming
LIBOR Plus 8.50%, Current Coupon 10.00%, Secured Debt (Maturity — May 24, 2016)(8)		10,000,000	9,636,156	9,450,000

Gundle/SLT Environmental, Inc.(9)	Manufacturer of
LIBOR plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity — May 27, 2016)(8)	Geosynthetic Lining Products	2,985,000	2,958,103	2,940,225
LIBOR Plus 9.50%, Current Coupon 13.00%, Secured Debt (Maturity — November 23, 2016)(8)		4,000,000	3,925,962	3,980,000

			6,884,065	6,920,225
Hayden Acquisition, LLC	Manufacturer of Utility
8% Secured Debt (Maturity — January 1, 2012)	Structures	1,800,000	1,781,303	—

HMS Income LLC	Investment Management
LIBOR plus 3.00%, Current Coupon 3.27%, Secured Debt (Maturity — December 12, 2012)		7,500,000	7,500,000	7,500,000

Kadmon Pharmaceuticals(9)	Biopharmaceutical Products
LIBOR Plus 13.00%, Current Coupon 15.00%, Secured Debt (Maturity — October 31, 2012)(8)		6,000,000	5,898,563	6,255,000

Liqui-Box (9)	Specialty Packaging
LIBOR plus 5.25%, Current Coupon 6.75%, Secured Debt (Maturity — December 29, 2017)(8)		3,000,000	2,955,000	2,985,000

Media Holdings, LLC(9)	Internet Traffic Generator
LIBOR plus 13.00%, Current Coupon 15.00%, Secured Debt (Maturity — April 28, 2014)(8)		5,000,000	5,129,078	5,000,000

Megapath, Inc.(9)	Communiations Technology
LIBOR plus 10.00%, Current Coupon 12.00%, Secured Debt (Maturity — November 3, 2015)(8)		3,600,000	3,541,327	3,546,000

Metropolitan Health(9)	Healthcare Network
LIBOR plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity — October 4, 2016)(8)	Provider	2,000,000	1,971,229	1,940,000
LIBOR plus 11.75%, Current Coupon 13.50%, Secured Debt (Maturity — October 4, 2017)(8)		3,250,000	3,186,561	3,185,000

			5,157,790	5,125,000
Milk Specialties(9)	Nutrition Products
LIBOR plus 7.00%, Current Coupon 8.50%, Secured Debt (Maturity — December 27, 2017)(8)		4,000,000	3,880,000	3,900,000
LIBOR plus 13.00%, Current Coupon 14.50%, Secured Debt (Maturity — December 27, 2018)(8)		1,000,000	960,000	965,000

			4,840,000	4,865,000
Miramax Film NY, LLC(9)	Motion Picture Producer
Class B Units (Fully diluted 0.2%)	and Distributor		500,000	500,000

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2011

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value
National Healing(9)	Wound Care Management
LIBOR plus 6.75%, Current Coupon 8.25%, Secured Debt (Maturity — November 30, 2017)(8)		2,750,000	2,613,645	2,653,750
LIBOR plus 10.00%, Current Coupon 11.50%, Secured Debt (Maturity — November 30, 2018)(8)		1,500,000	1,410,833	1,432,500
Common Equity (Fully diluted 0.02%)			50,000	50,000

			4,074,478	4,136,250
Northland Cable Television, Inc.(9)	Television Broadcasting
LIBOR Plus 6.00%, Current Coupon 7.75%, Secured Debt (Maturity — December 30, 2016)(8)		4,950,000	4,823,427	4,801,500

Physician Oncology Services, L.P.(9)	Healthcare Services
LIBOR plus 4.75%, Current Coupon 6.25%, Secured Debt (Maturity — January 31, 2017)(8)		941,962	933,702	904,284

Pierre Foods, Inc.(9)	Foodservice Supplier
LIBOR plus 5.25%, Current Coupon 7.00%, Secured Debt (Maturity — September 30, 2016)(8)		4,950,000	4,868,384	4,945,372
LIBOR plus 9.50%, Current Coupon 11.25%, Secured Debt (Maturity — September 29, 2017)(8)		2,000,000	1,938,944	1,995,000

			6,807,328	6,940,372
Preferred Sands(9)	Producer of Sand Based
LIBOR plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity — December 15, 2016)(8)	Proppants	5,000,000	4,876,663	4,887,500

Shearer's Foods, Inc.(9)	Manufacturer of Food/
12.00% current / 3.75% PIK Secured Debt (Maturity — March 31, 2016)	Snacks	4,262,307	4,179,069	4,091,815

Sourcehov LLC(9)	Business Process
LIBOR plus 5.38%, Current Coupon 6.63%, Secured Debt (Maturity — April 28, 2017)(8)	Services	2,992,500	2,895,553	2,525,670
LIBOR plus 9.25%, Current Coupon 10.50%, Secured Debt (Maturity — April 30, 2018)(8)		3,000,000	2,872,148	2,505,000

			5,767,701	5,030,670
The Tennis Channel, Inc.	Television-Based Sports
LIBOR Plus 6% / 4% PIK, Current Coupon with PIK 14%, Secured Debt (Maturity — January 1, 2013)(8)	Broadcasting	10,610,008	11,450,362	11,450,362
Warrants (Fully diluted 0.1%)			235,467	235,467

			11,685,829	11,685,829
Ulterra Drilling Technologies, L.P.(9)	Oil & Gas Drilling
LIBOR plus 7.50%, Current Coupon 9.50%, Secured Debt (Maturity — June 9, 2016)(8)		6,571,994	6,452,419	6,440,554
LIBOR plus 7.50%, Current Coupon 9.50%, Secured Debt (Maturity — June 9, 2016)(8)		1,848,367	1,802,844	1,753,601

			8,255,263	8,194,155
UniTek Global Services, Inc.(9)	Engineering and
LIBOR plus 7.50%, Current Coupon 9.00%, Secured Debt (Maturity — April 15, 2018)(8)	Construction Management Services	6,433,794	6,255,641	6,305,118

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2011

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value
Vision Solutions, Inc.(9)	Computer Software
LIBOR plus 4.50%, Current Coupon 6.00%, Secured Debt (Maturity — July 23, 2016)(8)		2,838,141	2,585,863	2,585,412
LIBOR plus 8.00%, Current Coupon 9.50%, Secured Debt (Maturity — July 23, 2017)(8)		5,000,000	4,954,675	4,850,000

			7,540,538	7,435,412
Walter Investment Management Corp.(9)	Real Estate
LIBOR plus 6.25%, Current Coupon 7.75%, Secured Debt (Maturity — June 30, 2016)(8)		2,887,500	2,833,192	2,886,605
LIBOR plus 11.00%, Current Coupon 12.50%, Secured Debt (Maturity — December 30, 2016)(8)		3,000,000	2,943,865	3,035,625

			5,777,057	5,922,230
Willis Group, LLC	Staffing and Recruitment
12% Current / 3% PIK Secured Debt (Maturity — December 19, 2014)	Services	9,000,000	8,823,674	8,823,674

Subtotal Non-Control/Non-Affiliate Investments (25.8% of total investments at fair value)			178,858,890	176,681,819

Main Street Capital Partners, LLC (Investment Manager) (0.3% of total investments at fair value)	Asset Management
100% of Membership Interests			4,284,042	1,869,242

Total Portfolio Investments, December 31, 2011			$500,087,000	$563,879,453

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2011

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value
Marketable Securities and Idle Funds Investments
Academy, Ltd.	Investments in Secured and
LIBOR Plus 4.50%, Current Coupon 6.00%, Secured Debt (Maturity — August 3, 2018)(8)	Rated Debt Investments and Diversified Bond Funds	$3,000,000	$2,988,534	$2,976,660
A. M. Castle & Co.
12.75% Bond (Maturity — December 15, 2016)		3,000,000	2,895,682	3,015,000
API Technologies
LIBOR Plus 6.25%, Current Coupon 7.75%, Secured Debt (Maturity — June 27, 2016)(8)		2,486,397	2,405,965	2,374,509
ATI Acquisition I Corp.
LIBOR Plus 5.50%, Current Coupon 7.50%, Secured Debt (Maturity — March 11, 2016)(8)		2,848,889	2,811,543	2,725,447
Brickman Group Holdings, Inc.
LIBOR Plus 5.50%, Current Coupon 7.25%, Secured Debt (Maturity — October 14, 2016)(8)		1,989,950	1,962,059	1,997,437
Carestream Health, Inc.
LIBOR Plus 3.50%, Current Coupon 5.00%, Secured Debt (Maturity — February 25, 2017)(8)		2,984,523	2,704,461	2,690,473
Centerplate, Inc.
LIBOR Plus 8.50%, Current Coupon 10.50%, Secured Debt (Maturity — September 16, 2016)(8)		2,970,000	2,896,195	2,966,288
Fairfield Redevelopment Bond
9.50% Bond (Maturity — March 1, 2021)		3,085,000	3,131,800	3,254,367
General Motors Company
Preferred stock (0.59% cumulative)(7)			255,000	174,675
Helm Financial Corporation
LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity — June 1, 2017)(8)		1,985,000	1,966,715	1,940,338
Henniges Automotive Holdings, Inc.
LIBOR Plus 10.00%, Current Coupon 12.00%, Secured Debt (Maturity — October 28, 2016)(8)		2,833,333	2,784,529	2,784,529
HOA Restaurant Group
11.25% Bond (Maturity — April 1, 2017)		2,000,000	2,000,000	1,865,000
Il Fornaio Corporation
LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity — June 10, 2017)(8)		1,985,000	1,975,865	1,978,380
Industry Bond
8.00% Bond (Maturity — January 1, 2020)		3,500,000	3,668,305	3,763,200
Ipreo Holdings LLC
LIBOR Plus 6.50%, Current Coupon 8.00%, Secured Debt (Maturity — August 5, 2017)(8)		4,239,375	4,160,249	4,143,989
Ivy Hill Middle Market Credit Fund III, Ltd.
LIBOR Plus 6.50%, Current Coupon 6.77%, Secured Debt (Maturity — January 15, 2022)		2,000,000	1,659,188	1,658,000

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2011

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value
JJ Lease Funding Corp.
LIBOR Plus 8.50%, Current Coupon 10.00%, Secured Debt (Maturity — April 29, 2017)(8)		3,950,000	3,842,109	3,160,000
Lawson Software, Inc.
LIBOR Plus 5.25%, Current Coupon 6.75%, Secured Debt (Maturity — July 5, 2017)(8)		4,987,500	4,801,166	4,874,833
Medpace Intermediateco, Inc.
LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity — June 17, 2017)(8)		4,975,000	4,905,415	4,726,250
Mood Media Corporation
LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity — May 6, 2018)(8)		2,985,000	2,955,784	2,778,542
MultiPlan, Inc.
LIBOR Plus 3.25%, Current Coupon 4.75%, Secured Debt (Maturity — August 26, 2017)(8)		2,956,320	2,956,320	2,820,831
Ocwen Financial Corporation
LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity — September 1, 2016)(8)		4,750,000	4,660,292	4,684,689
Pacific Architects and Engineers Incorporated
LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity — April 4, 2017)(8)		3,995,000	3,917,363	3,875,150
Phillips Plastic Corporation
LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity — February 12, 2017)(8)		1,750,000	1,733,484	1,736,875
Pretium Packaging Bond
11.50% Bond (Maturity — April 1, 2016)		4,500,000	4,514,776	4,410,000
Race Point Power, LLC
LIBOR Plus 6.00%, Current Coupon 7.75%, Secured Debt (Maturity — January 11, 2018)(8)		4,657,755	4,575,814	4,617,000
Radio One, Inc.
LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity — March 31, 2016)(8)		2,977,500	2,925,373	2,775,030
San Diego Redevelopment Bond
7.38% Bond (Maturity — September 1, 2037)		275,000	275,000	283,553
SonicWALL, Inc.
LIBOR Plus 6.25%, Current Coupon 8.25%, Secured Debt (Maturity — January 23, 2016)(8)		1,071,774	1,073,277	1,074,454
Speedy Cash Intermediate Holdings Corp.
10.75% Bond (Maturity — May 15, 2018)		2,000,000	2,000,000	2,010,000
Stanton Redevelopment Tax Bond
9.00% Bond (Maturity — December 1, 2021)		980,000	1,012,308	1,024,492
Stora Enso OYJ
7.25% Bond (Maturity — April 15, 2036)		5,700,000	4,596,016	4,645,500
Surgery Center Holdings, Inc.
LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity — February 6, 2017)(8)		4,962,500	4,940,029	4,627,532

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2011

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value
Toll Road Bond
Zero Coupon Bond (Maturity — February 15, 2033)		7,500,000	1,619,657	1,940,250
Totes Isotoner Corporation
LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity — July 7, 2017)(8)		4,976,172	4,883,062	4,839,328
United Refining Company
10.50% Bond (Maturity — February 28, 2017)		3,990,000	3,965,830	3,730,650
VFH Parent LLC
LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity — July 8, 2016)(8)		4,179,703	4,102,916	4,195,398
Visant Corporation
LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity — December 22, 2016)(8)		3,997,651	3,997,651	3,759,930
Wyle Services Corporation
LIBOR Plus 4.25%, Current Coupon 5.75%, Secured Debt (Maturity — March 26, 2017)(8)		3,735,267	3,714,898	3,657,442
Yankee Cable Acquisition, LLC
LIBOR Plus 4.50%, Current Coupon 6.50%, Secured Debt (Maturity — August 26, 2016)(8)		3,950,000	3,902,200	3,899,578

Subtotal Marketable Securities and Idle Funds Investments (17.6% of total investments at fair value)			122,136,830	120,455,599

Total Investments, December 31, 2011			$622,223,830	$684,335,052

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

(9)
Private placement portfolio investment.

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2010

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value
Control Investments(3)
Café Brazil, LLC	Casual Restaurant
12% Secured Debt (Maturity — April 20, 2013)	Group	2,000,000	1,997,439	2,000,000
Member Units (Fully diluted 41.0%)(7)			41,837	2,240,000

			2,039,276	4,240,000
California Healthcare Medical Billing, Inc.	Healthcare Billing and
12% Secured Debt (Maturity — October 17, 2013)	Records Management	7,303,000	6,937,251	6,985,748
Warrants (Fully diluted 20.4%)			1,193,333	3,380,333
Common Stock (Fully diluted 9.7%)			1,176,667	1,390,000

			9,307,251	11,756,081
CBT Nuggets, LLC	Produces and Sells IT
10% Secured Debt (Maturity — March 31, 2012)	Certification Training	775,000	775,000	775,000
14% Secured Debt (Maturity — December 31,	Videos
2013)		2,800,000	2,787,551	2,792,180
Member Units (Fully diluted 40.8%)(7)			1,299,520	3,450,000

			4,862,071	7,017,180
Ceres Management, LLC (Lambs)	Aftermarket Automotive
14% Secured Debt (Maturity — May 31, 2013)	Services Chain	4,000,000	3,964,568	3,964,568
9.5% Secured Debt (Lamb's Real Estate Investment I, LLC) (Maturity — August 31, 2014)		1,225,000	1,225,000	1,225,000
Class B Member Units (15% cumulative compounding quarterly) (Non-voting)			1,508,611	1,508,611
Member Units (Fully diluted 70%)			1,813,333	1,100,000
Member Units (Lamb's Real Estate Investment I, LLC) (Fully diluted 100%)(7)			625,000	625,000

			9,136,512	8,423,179
Condit Exhibits, LLC	Tradeshow Exhibits/
9% current / 9% PIK Secured Debt (Maturity — July 1,	Custom Displays
2013)		4,660,948	4,619,659	4,619,659
Warrants (Fully diluted 47.9%)			320,000	50,000

			4,939,659	4,669,659
Currie Acquisitions, LLC	Manufacturer of Electric
12% Secured Debt (Maturity — March 1, 2015)	Bicycles/Scooters	4,750,000	3,971,699	3,971,699
Warrants (Fully diluted 47.3%)			2,566,204	2,340,204

			6,537,903	6,311,903
Gulf Manufacturing, LLC	Industrial Metal Fabrication
8% Secured Debt (Maturity — August 31, 2014)		3,620,000	3,620,000	3,620,000
13% Secured Debt (Maturity — August 31, 2012)		1,680,000	1,649,959	1,675,165
9% PIK Secured Debt (Maturity — June 30, 2017)		1,420,784	1,420,784	1,420,784
Member Units (Fully diluted 34.2%)(7)			2,979,813	5,870,000

			9,670,556	12,585,949
Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic
12% Secured Debt (Maturity — June 4, 2015)	Generators	6,000,000	5,255,101	5,255,101
Warrants (Fully diluted 35.2%)			717,640	717,640
Mandatorily Redeemable Preferred Stock			1,000,000	1,000,000

			6,972,741	6,972,741
Hawthorne Customs & Dispatch Services, LLC	Transportation/ Logistics
Member Units (Fully diluted 59.1%)(7)			692,500	1,250,000
Member Units (Wallisville Real Estate, LLC) (Fully diluted 59.1%)(7)			1,214,784	1,214,784

			1,907,284	2,464,784

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2010

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value
Hydratec, Inc.	Agricultural Services
Common Stock (Fully diluted 92.5%)(7)			7,087,911	9,177,911

Indianapolis Aviation Partners, LLC	FBO / Aviation
12% Secured Debt (Maturity — September 15, 2014)	Support Services	4,500,000	4,140,255	4,350,000
Warrants (Fully diluted 30.1%)			1,129,286	1,570,286

			5,269,541	5,920,286
Jensen Jewelers of Idaho, LLC	Retail Jewelry
Prime Plus 2% Secured Debt (Maturity — November 14, 2011)		2,260,000	2,256,486	2,260,000
13% current / 6% PIK Secured Debt (Maturity — November 14, 2011)		2,344,897	2,340,040	2,344,896
Member Units (Fully diluted 60.8%)(7)			811,000	1,060,000

			5,407,526	5,664,896
Mid-Columbia Lumber Products, LLC	Specialized Lumber
10% Secured Debt (Maturity — April 1, 2012)	Products	1,250,000	1,250,000	1,250,000
12% Secured Debt (Maturity — December 18, 2011)		3,900,000	3,803,664	3,900,000
9.5% Secured Debt (Mid-Columbia Real Estate, LLC) (Maturity — May 13, 2025)		1,107,400	1,107,400	1,107,400
Warrants (Fully diluted 25.5%)			250,000	740,000
Member Units (Fully diluted 26.7%)			500,000	770,000
Member Units (Mid-Columbia Real Estate, LLC) (Fully diluted 50.0%)			250,000	250,000

			7,161,064	8,017,400
NAPCO Precast, LLC	Precast Concrete
18% Secured Debt (Maturity — February 1, 2013)	Manufacturing	5,923,077	5,860,313	5,923,077
Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity — February 1, 2013)(8)		3,384,615	3,368,600	3,384,615
Member Units (Fully diluted 35.3%)(7)			2,020,000	4,340,000

			11,248,913	13,647,692
NTS Holdings, Inc.	Trench & Traffic Safety
12% Secured Debt (Maturity — April 30, 2015)	Equipment	6,000,000	5,963,931	5,963,931
Preferred stock (12% cumulative, compounded quarterly)(7)			10,635,273	10,635,273
Common Stock (Fully diluted 72.3%)			1,621,255	776,000

			18,220,459	17,375,204
OMi Holdings, Inc.	Manufacturer of Overhead
12% Secured Debt (Maturity — April 1, 2013)	Cranes	10,170,000	10,116,824	10,116,824
Common Stock (Fully diluted 48.0%)			1,080,000	500,000

			11,196,824	10,616,824
PPL RVs, Inc.	RV Aftermarket
18% Secured Debt (Maturity — June 10, 2015)	Consignment/Parts	6,250,000	6,165,058	6,165,058
Common Stock (Fully diluted 50.1%)			2,150,000	2,150,000

			8,315,058	8,315,058
The MPI Group, LLC	Manufacturer of Custom
4.5% current / 4.5% PIK Secured Debt	Hollow Metal Doors,
(Maturity — October 2, 2013)	Frames and Accessories	507,625	501,176	501,176
6% current / 6% PIK Secured Debt (Maturity — October 2, 2013)		5,101,667	4,935,760	4,935,760
Warrants (Fully diluted 47.1%)			895,943	190,000

			6,332,879	5,626,936

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2010

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value
Thermal & Mechanical Equipment, LLC	Heat Exchange / Filtration
Prime plus 2%, Current Coupon 9%, Secured Debt	Products and Services
(Maturity — September 25, 2014)(8)		1,750,000	1,739,152	1,739,152
13% current / 5% PIK Secured Debt (Maturity — September 25, 2014)		5,575,220	5,501,111	5,575,220
Warrants (Fully diluted 50.0%)			1,000,000	1,940,000

			8,240,263	9,254,372
Uvalco Supply, LLC	Farm and Ranch Supply
Member Units (Fully diluted 42.8%)(7)			1,113,243	1,560,000

Vision Interests, Inc.	Manufacturer/Installer of
2.6% current /10.4% PIK Secured Debt (Maturity —	Commercial Signage
June 5, 2012)		9,400,000	8,424,811	8,022,651
2.6% current /10.4% PIK Secured Debt (Maturity — June 5, 2016)		760,000	739,663	739,663
Warrants (Fully diluted 38.2%)			160,010	—
Common Stock (Fully diluted 22.3%)			372,000	—

			9,696,484	8,762,314
Ziegler's NYPD, LLC	Casual Restaurant Group
Prime plus 2%, Current Coupon 9%, Secured Debt (Maturity — October 1, 2013)(8)		1,000,000	993,937	993,937
13% current / 5% PIK Secured Debt (Maturity — October 1, 2013)		4,801,810	4,752,088	4,752,088
Warrants (Fully diluted 46.6%)			600,000	470,000

			6,346,025	6,216,025

Subtotal Control Investments			161,009,443	174,596,394

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2010

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value
Affiliate Investments(4)
American Sensor Technologies, Inc.	Manufacturer of
9% current / 2% PIK Secured Debt	Commercial/Industrial
(Maturity — May 31, 2012)	Sensors	3,536,182	3,514,113	3,514,113
Warrants (Fully diluted 19.6%)			49,990	1,830,000

			3,564,103	5,344,113
Audio Messaging Solutions, LLC	Audio Messaging
12% Secured Debt (Maturity — May 8, 2014)	Services	7,700,000	7,356,395	7,426,299
Warrants (Fully diluted 8.4%)			468,373	1,280,000

			7,824,768	8,706,299
Compact Power Equipment Centers, LLC	Light to Medium Duty
6% Current / 6% PIK Secured Debt (Maturity — September 23, 2014)	Equipment Rental	3,153,971	3,120,950	3,120,950
Member Units (Fully diluted 11.5%)			1,147	1,147

			3,122,097	3,122,097
DrillingInfo, Inc.	Information Services
12% Secured Debt (Maturity —	for the Oil and Gas
November 20, 2014)	Industry	8,000,000	6,832,370	7,770,000
Warrants (Fully diluted 5.0%)			1,250,000	4,010,000
Common Stock (Fully diluted 2.1%)			1,085,325	1,710,325

			9,167,695	13,490,325
East Teak Fine Hardwoods, Inc.	Hardwood Products
Common Stock (Fully diluted 5.0%)			480,318	330,000

Houston Plating & Coatings, LLC	Plating & Industrial
Prime plus 2% Debt (Maturity — July 18, 2013)	Coating Services	300,000	300,000	300,000
Member Units (Fully diluted 11.1%)(7)			335,000	3,025,000

			635,000	3,325,000
IRTH Holdings, LLC	Utility Technology
12% Secured Debt (Maturity — December 29, 2015)	Services	6,000,000	5,891,126	5,891,126
Member Units (Fully diluted 22.3%)			850,000	850,000

			6,741,126	6,741,126
KBK Industries, LLC	Specialty Manufacturer
10% Secured Debt (Maturity — March 31,	of Oilfield and
2011)	Industrial Products	514,940	514,940	514,940
14% Secured Debt (Maturity — January 23, 2011)		5,250,000	5,241,999	5,241,999
Member Units (Fully diluted 18.8%)(7)			340,833	1,790,333

			6,097,772	7,547,272
Laurus Healthcare, LP	Healthcare Facilities /
13% Secured Debt (Maturity — May 7,	Services
2012)		2,275,000	2,275,000	2,275,000
13% Secured Debt (Maturity — December 31, 2011)		525,000	525,000	525,000
Warrants (Fully diluted 13.1%)			79,505	4,620,000

			2,879,505	7,420,000
Lighting Unlimited, LLC	Commercial and
Prime Plus 1% Secured Debt (Maturity —	Residential
August 22, 2012)(8)	Lighting Products	949,996	946,598	946,598
14% Secured Debt (Maturity — August 22,	and Design Services
2012)		1,760,101	1,723,326	1,723,326
Warrants (Fully diluted 17.0%)			54,000	—

			2,723,924	2,669,924

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2010

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value
Merrick Systems, Inc.	Software and
13% Secured Debt (Maturity — May 5,	Information	3,000,000	2,540,849	2,540,849
2015)	Technology
Warrants (Fully diluted 6.5%)			450,000	450,000

			2,990,849	2,990,849
Olympus Building Services, Inc.	Custodial/Facilities
12% Secured Debt (Maturity — March 27, 2014)	Services	3,150,000	2,976,408	3,050,000
12% Current / 3% PIK Secured Debt (Maturity — March 27, 2014)		984,000	984,001	984,001
Warrants (Fully diluted 22.5%)			470,000	930,000

			4,430,409	4,964,001
OPI International Ltd.	Oil and Gas
12% Secured Debt (Maturity —	Construction
November 30, 2015)	Services	8,700,000	8,537,285	8,537,285
12% Secured Debt (Maturity — November 30, 2015)		750,000	252,288	252,288
Warrants (Fully diluted 8.0%)			500,000	500,000

			9,289,573	9,289,573
Schneider Sales Management, LLC	Sales Consulting and
13% Secured Debt (Maturity — October 15, 2013)	Training	3,367,542	3,289,127	1,000,000
Warrants (Fully diluted 20.0%)			45,000	—

			3,334,127	1,000,000
Walden Smokey Point, Inc.	Specialty Transportation
Common Stock (Fully diluted 12.6%)			1,426,667	2,620,000

WorldCall, Inc.	Telecommunication/
13% Secured Debt (Maturity — April 22, 2011)	Information Services	646,225	646,225	646,225
Common Stock (Fully diluted 10.0%)			296,631	—

			942,856	646,225

Subtotal Affiliate Investments			65,650,789	80,206,804

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2010

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value
Non-Control/Non-Affiliate Investments(5)
Affinity Videonet, Inc.	Videoconferencing Services
9% Secured Debt (Maturity — December 31, 2012)		500,000	490,000	490,000
13% Secured Debt (Maturity — December 31, 2015)		2,000,000	1,897,500	1,897,500
13% current / 1% PIK Secured Debt (Maturity — December 31, 2015)		2,000,000	1,995,652	1,995,652
Warrants (Fully diluted 2.5%)			62,500	62,500

			4,445,652	4,445,652
Alon Refining Krotz Springs, Inc.(9)	Petroleum Products/
13.5% Secured Debt (Maturity — October 15, 2014)	Refining	4,000,000	3,832,366	3,900,000

Bourland & Leverich Supply Co., LLC(9)	Distributor of Oil & Gas
LIBOR Plus 8.0%, Current Coupon 11.25%, Secured	Tubular Goods
Debt (Maturity — August 24, 2015)(8)		4,443,750	4,236,574	4,554,847

Brand Connections, LLC	Venue-Based Marketing
14% Secured Debt (Maturity — April 30, 2015)	and Media	7,312,500	7,151,303	7,151,303

Chef's Warehouse(9)	Specialty Food
LIBOR Plus 9.0%, Current Coupon 11%, Secured Debt	Distributor
(Maturity — April 24, 2014)(8)		8,137,083	7,907,586	8,219,225

Fairway Group Acquisition(9)	Retail Grocery
LIBOR plus 9.5%, Current Coupon 12%, Secured Debt (Maturity — October 1, 2014)(8)		4,950,008	4,827,316	4,968,818

Full Spectrum Holdings LLC(9)	Professional Services
LIBOR Plus 3.0%, Current Coupon 10.75%, Secured Debt (Maturity — December 12, 2012)(8)		1,523,341	1,301,663	1,301,663
Warrants (Fully diluted 0.28%)			412,523	412,523

			1,714,186	1,714,186
Global Tel*Link Corporation(9)	Communications
LIBOR Plus 11.25%, Current Coupon 13%, Secured	Technology
Debt (Maturity — May 10, 2017)(8)		3,000,000	2,941,728	2,948,271

Hayden Acquisition, LLC	Manufacturer of Utility
8% Secured Debt (Maturity — January 1, 2011)	Structures	1,800,000	1,781,303	250,000

Hoffmaster Group, Inc.(9)	Manufacturer of Specialty
LIBOR Plus 5.0%, Current Coupon 7%, Secured Debt	Tabletop Products
(Maturity — June 13, 2016)(8)		1,509,615	1,453,860	1,490,745
13.5% Secured Debt (Maturity — June 3, 2017)		5,000,000	4,881,278	4,787,500

			6,335,138	6,278,245
Managed Healthcare(9)	Healthcare Products
LIBOR plus 3.25% Secured Debt (Maturity — August 31, 2014)		1,987,606	1,548,214	1,659,650

Megapath Inc.(9)	Communications
LIBOR plus 10%, Current Coupon 12%, Secured Debt	Technology
(Maturity — November 4, 2015)(8)		4,000,000	3,922,670	4,040,770

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2010

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value
Miramax Film NY, LLC(9)	Motion Picture Producer
LIBOR plus 6%, Current Coupon 7.75%, Secured Debt	and Distributor
(Maturity — June 30, 2016)(8)		3,000,000	2,940,000	2,940,000
LIBOR plus 11%, Current Coupon 13%, Secured Debt (Maturity — December 30, 2016)(8)		4,000,000	3,920,000	3,920,000
Class B Units (Fully diluted 0.2%)			500,000	500,000

			7,360,000	7,360,000
Northland Cable Television, Inc.(9)	Cable Broadcasting
LIBOR Plus 8.0% Secured Debt (Maturity — June 22, 2013)		5,000,000	4,851,285	4,988,785

Pierre Foods, Inc.(9)	Foodservice Supplier
Base plus 4.25%, Current Coupon 7.5%, Secured Debt (Maturity — September 30, 2016)(8)		5,000,000	4,903,804	4,992,702
Base plus 8.5%, Current Coupon 11.75%, Secured Debt (Maturity — September 29, 2017)(8)		2,000,000	1,932,106	1,992,181

			6,835,910	6,984,883
Rentech Energy Midwest Corporation(9)	Manufacturer of Fertilizer
LIBOR plus 10%, Current Coupon 12.5%, Secured Debt (Maturity — July 29, 2014)(8)		2,331,606	2,274,262	2,274,262

Shearer's Foods, Inc.(9)	Manufacturer of Food/
12% Current / 3% PIK Secured Debt (Maturity —	Snacks
March 21, 2016)		4,092,707	3,999,396	4,154,098

Standard Steel, LLC(9)	Manufacturer of Steel
12% Secured Debt (Maturity — April 30, 2015)	Wheels and Axles	3,000,000	2,902,821	2,988,750

Support Systems Homes, Inc.	Manages Substance Abuse
15% Secured Debt (Maturity — August 21, 2018)	Treatment Centers	576,600	576,600	576,600

Technical Innovations, LLC	Manufacturer of Specialty
13.5% Secured Debt (Maturity — January 16, 2015)	Cutting Tools and Punches	2,950,000	2,919,118	2,950,000

The Tennis Channel, Inc.	Sports Broadcasting/
LIBOR plus 6% / 4% PIK, Current Coupon 10% / 4%	Media
PIK, Secured Debt (Maturity — January 1, 2013)(8)		9,198,840	9,230,938	9,230,938
Warrants (Fully diluted 0.10%)			211,938	211,938

			9,442,876	9,442,876
Other Non-Control/Non-Affiliate Investments(10)			105,000	105,000

Subtotal Non-Control/Non-Affiliate Investments			91,911,304	91,956,221

Main Street Capital Partners, LLC (Investment Manager)	Asset Management
100% of Membership Interests			4,284,042	2,051,655

Total Portfolio Investments, December 31, 2010			$322,855,578	$348,811,074

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2010

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value
Marketable Securities and Idle Funds Investments
AL Gulf Coast Terminals, LLC	Investments in Secured and
LIBOR plus 5.0%, Current Coupon 6.75%, Secured Debt (Maturity — September 21, 2016)(8)	Rated Debt Investments and Diversified Bond Funds	$6,919,997	$6,735,294	$6,746,997
Aspen Dental Management, Inc.
LIBOR plus 5.0%, Current Coupon 8.25%, Secured Debt (Maturity — October 13, 2016)(8)		4,987,500	4,691,670	4,806,974
ATI Acquisition I Corp.
LIBOR plus 5.5%, Current Coupon 7.5%, Secured Debt (Maturity — September 14, 2016)(8)		2,885,675	2,841,517	2,857,332
Booz Allen Hamilton Inc.
13% Debt (Maturity — July 5, 2016)		1,716,044	1,781,625	1,765,380
Centerplate, Inc.
LIBOR plus 7.5% Secured Debt (Maturity — September 16, 2016)		3,000,000	2,914,206	2,988,750
CHG Companies, Inc.
LIBOR plus 5.5%, Current Coupon 7.25%, Secured Debt (Maturity — October 14, 2016)(8)		1,975,000	1,937,558	1,996,754
Excelitas Technologies Corp.
LIBOR plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity — December 2, 2016)(8)		3,000,000	2,971,096	3,020,771
Gentiva Health Services, Inc.
LIBOR plus 5.0%, Current Coupon 6.75%, Secured Debt (Maturity — September 20, 2016)(8)		2,981,250	2,975,289	3,014,789
Henniges Automotive Holdings, Inc.
LIBOR plus 10.0%, Current Coupon 12%, Secured Debt (Maturity — December 7, 2016)(8)		3,000,000	2,941,308	2,941,308
MLM Holdings, Inc.
LIBOR plus 5.25%, Current Coupon 7%, Secured Debt (Maturity — December 1, 2016)(8)		6,982,500	6,879,686	6,897,406
MultiPlan, Inc.
LIBOR plus 4.75%, Current Coupon 6.5%, Secured Debt (Maturity — August 26, 2017)(8)		3,876,923	3,863,709	3,913,269
Rite Aid Corporation
7.5% Bond (Maturity — March 1, 2017)		2,000,000	1,889,335	1,845,874
SonicWALL, Inc.
LIBOR plus 6.25%, Current Coupon 8.25%, Secured Debt (Maturity — August 1, 2016)(8)		1,794,355	1,797,374	1,807,813
Terex Corporation
7.4% Bond (Maturity — January 15, 2014)		2,000,000	2,023,301	2,023,301
Visant Corporation
LIBOR plus 5.25%, Current Coupon 7%, Secured Debt (Maturity — December 28, 2016)(8)		4,987,500	4,891,963	5,057,003
Vision Solutions, Inc.
LIBOR plus 6.0%, Current Coupon 7.75%, Secured Debt (Maturity — July 23, 2016)(8)		1,925,000	1,612,010	1,631,338
Western Refining Inc.
LIBOR plus 7.5%, Current Coupon 10.75%, Secured Debt (Maturity — August 1, 2014)(8)		1,708,883	1,672,628	1,736,654

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2010

Portfolio Company/Type of Investment(1)(2)	Industry	Principal(6)	Cost(6)	Fair Value
Marketable Securities and Idle Funds Investments
Wyle Services Corporation	Investments in Secured and
LIBOR plus 4.0%, Current Coupon 6%, Secured Debt (Maturity — September 10, 2016)(8)	Rated Debt Investments, Certificates of Deposit, and Diversified Bond Funds	3,989,992	3,964,645	4,003,290
Yankee Cable Acquisition, LLC
LIBOR plus 4.5%, Current Coupon 6.5%, Secured Debt (Maturity — August 26, 2016)(8)		3,990,000	3,933,213	3,990,000
Other Marketable Securities and Idle Funds Investments(11)		5,529,450	5,653,480	5,707,855

Subtotal Marketable Securities and Idle Funds Investments			67,970,907	68,752,858

Total Investments, December 31, 2010			$390,826,485	$417,563,932

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

       MSCC has elected to be treated for federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, MSCC generally will not pay corporate-level federal income taxes on any net ordinary income or capital gains that it distributes to its stockholders as dividends.

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

2.    Basis of Presentation

       Main Street's financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For the years ended December 31, 2011 and 2010, Main Street's consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries, including the Funds. Portfolio investments, as used herein, refers to all of Main Street's investments in lower middle market ("LMM") portfolio companies, private placement portfolio investments, and the investment in the Investment Manager and excludes all "Marketable securities and idle funds investments." The Investment Manager is accounted for as a portfolio investment (see Note D). "Marketable securities and idle funds investments" are classified as financial instruments and are reported separately on Main Street's Consolidated Balance Sheets and Consolidated Schedule of Investments due to the nature of such investments (see Note B.13). Main Street's results of operations and cash flows for the years ended

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2011, 2010, and 2009, and financial position as of December 31, 2011 and 2010, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current financial statement presentation.

       Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the Audit and Accounting Guide for Investment Companies issued by the American Institute of Certified Public Accountants (the "AICPA Guide"), Main Street is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company. An exception to this general principle in the AICPA Guide occurs if Main Street owns a controlled operating company that provides all or substantially all of its services directly to Main Street or to an investment company of Main Street. None of the investments made by Main Street qualify for this exception. Therefore, Main Street's portfolio investments are carried on the balance sheet at fair value, as discussed further in Note B, with any adjustments to fair value recognized as "Net Change in Unrealized Appreciation (Depreciation)" on the Statement of Operations until the investment is realized, usually upon exit, resulting in any gain or loss on exit being recognized as a "Net Realized Gain (Loss) from Investments."

  Portfolio Investment Classification

       Main Street classifies its portfolio investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, (a) "Control Investments" are defined as investments in which Main Street owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation, (b) "Affiliate Investments" are defined as investments in which Main Street owns between 5% and 25% of the voting securities and does not have rights to maintain greater than 50% of the board representation, and (c) "Non-Control/Non-Affiliate Investments" are defined as investments that are neither Control Investments nor Affiliate Investments. The line item on Main Street's Consolidated Balance Sheets entitled "Investment in affiliated Investment Manager" represents Main Street's investment in a wholly owned investment manager subsidiary that is accounted for as a portfolio investment.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.    Valuation of Portfolio Investments

       Main Street accounts for its LMM portfolio investments, private placement portfolio investments, and the investment in the Investment Manager at fair value. As a result, Main Street follows the provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("Codification" or "ASC") 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires Main Street to assume that the portfolio investment is to be sold in the principal market to independent market participants, or in the absence of a principal market, in the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable, and willing and able to transact. With the adoption of this statement, Main Street incorporated the income approach to estimate the fair value of its LMM portfolio debt investments using a yield-to-maturity model.

       Main Street's portfolio strategy calls for it to invest primarily in illiquid securities issued by private, LMM companies as well as privately placed debt securities issued by middle market companies that are generally larger in size than the LMM companies. These portfolio investments may be subject to restrictions on resale. LMM companies generally have no established trading market while privately placed debt securities

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

generally have established markets that are not active. Main Street determines in good faith the fair value of its portfolio investments pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by its Board of Directors and in accordance with the 1940 Act. For LMM investments, Main Street reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process. For private placement portfolio investments, Main Street generally uses observable inputs such as quoted prices in the valuation process. Main Street's valuation policy and process are intended to provide a consistent basis for determining the fair value of the portfolio.

       For valuation purposes, "control" investments are composed of equity and debt securities for which Main Street has a controlling interest in the portfolio company or has the ability to nominate a majority of the portfolio company's board of directors. Market quotations are generally not readily available for Main Street's control investments. As a result, Main Street determines the fair value of control investments using a combination of market and income approaches. Under the market approach, Main Street will typically use the enterprise value methodology to determine the fair value of these investments. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization ("EBITDA"), cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, Main Street analyzes various factors, including the portfolio company's historical and projected financial results. Main Street allocates the enterprise value to investments in order of the legal priority of the investments. Main Street will also use the income approach to determine the fair value of these securities, based on projections of the discounted future free cash flows that the portfolio company or the debt security will likely generate. The valuation approaches for Main Street's control investments estimate the value of the investment if Main Street were to sell, or exit, the investment. In addition, these valuation approaches consider the value associated with Main Street's ability to control the capital structure of the portfolio company, as well as the timing of a potential exit.

       For valuation purposes, "non-control" LMM portfolio investments are composed of debt and equity securities for which Main Street does not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company's board of directors. Market quotations for non-control LMM portfolio investments are generally not readily available. For non-control LMM portfolio investments, Main Street uses a combination of the market and income approaches to value its equity investments and the income approach to value its debt instruments. For non-control LMM debt investments, Main Street determines the fair value primarily using a yield approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Main Street's estimate of the expected repayment date of an LMM debt security is generally the legal maturity date of the instrument, as Main Street generally intends to hold its loans to maturity. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. Main Street will use the value determined by the yield analysis as the fair value for that security; however, because of Main Street's general intent to hold its loans to maturity, the fair value will not exceed the face amount of the LMM debt security. A change in the assumptions that Main Street uses to estimate the fair value of its LMM debt securities using the yield analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or an LMM debt security is in workout status, Main Street may consider other factors in determining the fair value of the LMM debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each LMM portfolio company once a quarter. In addition to its internal valuation process, in arriving at estimates of fair value for portfolio companies, Main Street, among other things, consults with a nationally recognized independent advisor. The nationally recognized independent advisor is generally consulted relative to each LMM portfolio investment at least once in every calendar year, and for new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent advisor on one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in an LMM portfolio company is determined to be insignificant relative to the total investment portfolio. Main Street consulted with its independent advisor in arriving at Main Street's determination of fair value on a total of 42 portfolio companies, including 41 LMM portfolio companies and our affiliated Investment Manager, for the year ended December 31, 2011, representing approximately 81% of the total LMM portfolio and investment in the affiliated Investment Manager at fair value as of December 31, 2011.

       For valuation purposes, all of Main Street's private placement portfolio investments are non-control investments and are composed of securities for which Main Street does not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company's board of directors. Main Street primarily uses observable inputs to determine the fair value of these investments through obtaining third party quotes or other independent pricing.

       Due to the inherent uncertainty in the valuation process, Main Street's determination of fair value may differ materially from the values that would have been used had a ready market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. Main Street determines the fair value of each individual investment and records changes in fair value as unrealized appreciation or depreciation.

       Main Street uses a standard internal portfolio investment rating system in connection with its investment oversight, portfolio management/analysis and investment valuation procedures. This system takes into account both quantitative and qualitative factors of the portfolio company and the investments held therein.

       The Board of Directors of Main Street has the final responsibility for reviewing and approving, in good faith, Main Street's determination of the fair value for its portfolio investments consistent with the 1940 Act requirements. Main Street believes its portfolio investments as of December 31, 2011 and 2010, approximate fair value as of those dates based on the market in which Main Street operates and other conditions in existence at those reporting periods.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Cash and Cash Equivalents

       Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value.

4.    Marketable Securities and Idle Funds Investments

       Marketable securities and idle funds investments include investments in intermediate-term secured debt and independently rated debt investments. See the "Consolidated Schedule of Investments" for more information on marketable securities and idle funds investments.

5.    Interest and Dividend Income

       Interest and dividend income is recorded on the accrual basis to the extent amounts are expected to be collected. Dividend income is recorded as dividends are declared or at the point an obligation exists for the portfolio company to make a distribution. In accordance with Main Street's valuation policy, accrued interest and dividend income is evaluated periodically for collectability. When a loan or debt security becomes 90 days or more past due, and if Main Street otherwise does not expect the debtor to be able to service all of its debt or other obligations, Main Street will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security's status significantly improves regarding the debtor's ability to service the debt or other obligations, or if a loan or debt security is fully impaired, sold or written off, it will be removed from non-accrual status.

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

       As of December 31, 2011, Main Street had one investment on non-accrual status, which comprised approximately 0.05% of the total portfolio investments at fair value and 1.10% of the total portfolio investments at cost (or 0.04% and 0.88%, respectively with the inclusion of marketable securities and idle funds investments), in each case excluding the investment in the affiliated Investment Manager. As of December 31, 2010, Main Street had two investments on non-accrual status, which comprised approximately 2.6% of the total portfolio investments at fair value and 3.6% of the total portfolio investments at cost (or 2.2% and 3.0%, respectively with the inclusion of marketable securities and idle funds investments), in each case excluding the investment in the affiliated Investment Manager.

6.    Deferred Financing Costs

       Deferred financing costs include SBIC debenture commitment fees and SBIC debenture leverage fees which have been capitalized and which are amortized into interest expense over the term of the debenture agreement (10 years).

       Deferred financing costs also include costs related to our multi-year investment credit facility. These costs have been capitalized and are amortized into interest expense over their respective terms.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

       The SBIC debentures provide a strategic advantage due to their flexible structure, long-term duration, and low fixed interest rates. As part of the Exchange Offer Transactions, Main Street elected the fair value option under ASC 825, Financial Instruments ("ASC 825") relating to accounting for debt obligations at their fair value, for those SBIC debentures acquired (the "Acquired Debentures") as part of the acquisition accounting related to the Exchange Offer. In order to provide for a more consistent basis of presentation, Main Street has elected and will continue to elect the fair value option for SBIC debentures issued by MSC II subsequent to the Exchange Offer. Once the fair value option is elected for a given SBIC debenture, the deferred loan costs associated with the debenture are fully expensed in the current period to "Net Change in Unrealized Appreciation (Depreciation) — SBIC debentures" as part of the fair value adjustment. Interest incurred in connection with SBIC debentures which are valued at fair value is expensed.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

       As a result of the Exchange Offer Transactions in January 2010, the net earnings attributable to the remaining externally owned noncontrolling interest in MSC II are excluded from all per share amounts presented, and the per share amounts only reflect the net earnings attributable to Main Street's ownership interest in MSC II. The following table provides a reconciliation of Net Investment Income and Net Realized Income excluding amounts related to the remaining noncontrolling interest in MSC II for the years ended December 31, 2011 and 2010.

	Years Ended December 31,
	2011	2010
Net Investment Income	$39,277,104	$19,260,652
Noncontrolling interest share of Net Investment Income	(765,954)	(291,265)

Net Investment Income attributable to common stock	38,511,150	18,969,387
Total net realized gain (loss) from investments	2,638,459	(2,879,663)
Noncontrolling interest share of net realized (gain) loss from investments	(91,332)	41,085

Net Realized Income attributable to common stock	$41,058,277	$16,130,809

Net Investment Income per share —
Basic and diluted	$1.69	$1.16

Net Realized Income per share —
Basic and diluted	$1.80	$0.99

Weighted average shares outstanding —
Basic and diluted	22,850,299	16,292,846

15.  Recently Issued Accounting Standards

       In May 2011, the FASB issued Accounting Standards Update ("ASU") 2011-04, Fair Value Measurements (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a significant impact on Main Street's financial condition and results of operations.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       In February 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring ("ASU 2011-02"). ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 provides guidance to clarify whether the creditor has granted a concession and whether a debtor is experiencing financial difficulties. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption of ASU 2011-02 did not have a significant impact on Main Street's financial condition and results of operations.

       In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures About Fair Value Measurements ("ASU 2010-06"). ASU 2010-06 adds new requirements for disclosures about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation, inputs and valuation techniques. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a significant impact on Main Street's financial condition and results of operations.

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

       As of December 31, 2011 and 2010, Main Street's private placement portfolio investments and marketable securities and idle funds investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments primarily consisted of observable inputs in non-active markets. As a result, all of Main Street's private placement portfolio investments and marketable securities and idle funds investments were categorized as Level 2 as of December 31, 2011 and 2010.

       As of December 31, 2011 and 2010, all of Main Street's LMM portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, substantially all of Main Street's LMM portfolio investments were categorized as Level 3. The fair value determination of each LMM portfolio investment required one or more of the following unobservable inputs:

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

  •
  Contractual rights, obligations or restrictions associated with the investment; and

  •
  Other factors deemed relevant.

       As of December 31, 2011 and 2010, the fair value determination for the SBIC debentures recorded at fair value primarily consisted of unobservable inputs. As a result, the SBIC debentures which are recorded at fair value were categorized as Level 3. Main Street determines the fair value of these instruments primarily using a yield approach that analyzes the discounted cash flows of interest and principal for each SBIC debenture recorded at fair value based on estimated market interest rates for debt instruments of similar structure, terms, and maturity. Main Street's estimate of the expected repayment date of principal for each SBIC debenture recorded at fair value is the legal maturity date of the instrument, as Main Street generally does not intend to repay its SBIC debentures prior to maturity.

       The following table provides a summary of changes in fair value of Main Street's Level 3 portfolio investments for the year ended December 31, 2011:

Type of Investment	December 31, 2010 Fair Value	Accretion of Unearned Income	Redemptions/ Repayments/ Exits(1)	New Investments(1)	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	December 31, 2011 Fair Value
Debt	$183,894,069	$3,316,254	$(39,568,351)	$111,578,113	$—	$969,868	$260,189,953
Equity	61,201,721	—	(500,000)	26,251,652	(396,898)	27,363,097	113,919,572
Equity warrants	25,080,963	—	(610,010)	6,686,357	(430,000)	12,541,606	43,268,916
Investment Manager	2,051,655	—	—	—	—	(182,413)	1,869,242

	$272,228,408	$3,316,254	$(40,678,361)	$144,516,122	$(826,898)	$40,692,158	$419,247,683

(1)
Includes the impact of non-cash conversions

       The following table provides a summary of changes in fair value of the Level 3 SBIC Debentures recorded at fair value for the year ended December 31, 2011:

Type of Instrument	December 31, 2010 Fair Value	Repayments	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	December 31, 2011 Fair Value
SBIC Debentures at fair value	$70,557,975	$—	$—	$6,328,953	$76,886,928

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       At December 31, 2011 and 2010, Main Street's investments and SBIC Debentures at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
At December 31, 2011	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$429,064,270	$—	$11,685,829	$417,378,441
Private placement portfolio investments	132,945,941	—	132,945,941	—
Investment in affiliated Investment Manager	1,869,242	—	—	1,869,242

Total portfolio investments	563,879,453	—	144,631,770	419,247,683
Marketable securities and idle funds investments	120,455,599	—	120,455,599	—

Total investments	$684,335,052	$—	$265,087,369	$419,247,683

SBIC Debentures at fair value	$76,886,928	$—	$—	$76,886,928

		Fair Value Measurements
At December 31, 2010	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$279,619,629	$—	$9,442,876	$270,176,753
Private placement portfolio investments	67,139,790	—	67,139,790	—
Investment in affiliated Investment Manager	2,051,655	—	—	2,051,655

Total portfolio investments	348,811,074	—	76,582,666	272,228,408
Marketable securities and idle funds investments	68,752,858	—	68,752,858	—

Total investments	$417,563,932	$—	$145,335,524	$272,228,408

SBIC Debentures at fair value	$70,557,975	$—	$—	$70,557,975

       For the year ended December 31, 2011, there were no transfers within the three fair value hierarchy levels.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       Main Street's private placement portfolio investments primarily consist of direct or secondary purchases of interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in Main Street's LMM portfolio. Main Street's privately placed portfolio debt investments are generally secured by either a first or second priority lien on the assets of the company and have an expected duration of between three and four years.

       Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayment of a debt investment or sale of an equity interest. Investment income in any given year could be highly concentrated among several portfolio companies. For the year ended December 31, 2011, Main Street did not record investment income from any single LMM portfolio company in excess of 10% of total LMM investment income, and Main Street did not record investment income from any single private placement portfolio company in excess of 10% of total private placement investment income. For the year ended December 31, 2010, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

       As of December 31, 2011, Main Street had debt and equity investments in 54 LMM portfolio companies with an aggregate fair value of $429.1 million, with a total cost basis of approximately $362.4 million, and a weighted average annual effective yield on its LMM debt investments of approximately 14.8%. Approximately 75% of Main Street's total LMM portfolio investments at cost were in the form of debt investments and 93% of such debt investments at cost were secured by first priority liens on the assets of Main Street's LMM portfolio companies as of December 31, 2011. At December 31, 2011, Main Street had equity ownership in approximately 94% of its LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 34%. As of December 31, 2010, Main Street had debt and equity investments in 44 LMM portfolio companies with an aggregate fair value of $279.6 million with a total cost basis of approximately $253.0 million and a weighted average annual effective yield on its LMM debt investments of approximately 14.5%. The weighted average annual yields were computed using the effective interest rates for all debt investments at December 31, 2011 and 2010, including amortization of deferred debt origination fees and accretion of original issue discount but excluding liquidation fees payable upon repayment and any debt investments on non-accrual status.

       As of December 31, 2011, Main Street had privately placed portfolio investments in 27 companies collectively totaling approximately $132.9 million in fair value with a total cost basis of approximately $133.4 million. The weighted average revenues for the 27 privately placed portfolio company investments were approximately $367 million. Main Street's privately placed portfolio investments are primarily in the form of debt investments and 69% of such debt investments at cost were secured by first priority liens on portfolio company assets as of December 31, 2011. The weighted average annual effective yield on Main Street's privately placed portfolio debt investments was approximately 10.6% as of December 31, 2011. As of December 31, 2010, Main Street had privately placed portfolio investments in 16 companies collectively totaling approximately $67.1 million in fair value with a total cost basis of approximately $65.6 million. The weighted average revenues for the 16 privately placed portfolio company investments were approximately $352 million. The weighted average annual effective yield on Main Street's privately placed portfolio debt investments was approximately 12.5% as of December 31, 2010. The weighted average annual yields were computed using the effective interest rates for all debt investments at December 31, 2011 and December 31, 2010, including amortization of deferred debt origination fees and accretion of original issue discount but excluding liquidation fees payable upon repayment.

       Summaries of the composition of Main Street's LMM investment portfolio, private placement investment portfolio, and total investment portfolio at cost and fair value as a percentage of the total LMM investment

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

portfolio, the total private placement investment portfolio, and the total investment portfolio are shown in the following table:

	December 31, 2011			December 31, 2010
Cost:	LMM	Private Placement	Total	LMM	Private Placement	Total
First lien debt	69.5%	68.2%	69.1%	70.6%	70.2%	70.5%
Equity	20.5%	1.0%	15.1%	17.7%	0.9%	14.3%
Second lien debt	5.0%	30.8%	12.1%	6.7%	28.2%	11.2%
Equity warrants	5.0%	0.0%	3.7%	5.0%	0.7%	4.0%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	December 31, 2011			December 31, 2010
Fair Value:	LMM	Private Placement	Total	LMM	Private Placement	Total
First lien debt	57.7%	68.3%	60.3%	62.6%	70.7%	64.2%
Equity	29.0%	1.0%	22.2%	21.9%	0.9%	17.8%
Second lien debt	4.4%	30.7%	10.8%	6.5%	27.8%	10.6%
Equity warrants	8.9%	0.0%	6.7%	9.0%	0.6%	7.4%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

	December 31, 2011			December 31, 2010
Cost:	LMM	Private Placement	Total	LMM	Private Placement	Total
Southwest	47.8%	26.4%	42.0%	50.5%	12.5%	42.7%
West	31.9%	17.0%	27.7%	29.3%	13.4%	26.1%
Midwest	9.0%	21.3%	12.4%	7.2%	29.6%	11.8%
Northeast	3.9%	24.0%	9.4%	6.0%	40.0%	13.0%
Southeast	7.4%	11.3%	8.5%	7.0%	4.5%	6.4%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	December 31, 2011			December 31, 2010
Fair Value:	LMM	Private Placement	Total	LMM	Private Placement	Total
Southwest	52.1%	25.9%	45.7%	51.8%	12.7%	44.2%
West	28.9%	17.0%	26.0%	28.4%	13.4%	25.5%
Midwest	8.7%	21.5%	11.8%	7.2%	29.3%	11.5%
Northeast	3.9%	24.2%	8.8%	6.2%	40.1%	12.8%
Southeast	6.4%	11.4%	7.7%	6.4%	4.5%	6.0%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       Main Street's LMM and private placement portfolio investments are in companies conducting business in a variety of industries. Set forth below are tables showing the composition of Main Street's LMM portfolio investments, private placement portfolio investments, and total portfolio investments by industry at cost and fair value as of December 31, 2011 and 2010:

	December 31, 2011			December 31, 2010
Cost:	LMM	Private Placement	Total	LMM	Private Placement	Total
Commercial Services & Supplies	15.4%	0.0%	11.2%	15.0%	0.0%	11.9%
Energy Equipment & Services	9.2%	12.8%	10.2%	6.3%	6.5%	6.4%
Machinery	9.9%	3.7%	8.2%	11.0%	0.0%	8.7%
Media	8.7%	4.0%	7.4%	8.5%	18.6%	10.6%
Health Care Providers & Services	6.5%	7.6%	6.8%	5.3%	2.3%	4.6%
Construction & Engineering	5.3%	4.7%	5.1%	7.2%	0.0%	5.8%
Software	2.8%	7.7%	4.2%	3.8%	0.0%	3.1%
Specialty Retail	5.3%	0.0%	3.8%	6.8%	0.0%	5.4%
Hotels, Restaurants & Leisure	2.1%	7.2%	3.5%	3.3%	0.0%	2.6%
Insurance	3.1%	4.4%	3.4%	0.0%	0.0%	0.0%
Electronic Equipment, Instruments & Components	4.6%	0.0%	3.3%	5.2%	0.0%	4.2%
Food & Staples Retailing	0.0%	10.7%	2.9%	0.0%	29.8%	6.1%
Professional Services	3.5%	0.0%	2.6%	1.3%	0.0%	1.0%
Internet Software & Services	3.0%	0.0%	2.2%	3.6%	0.0%	2.9%
Consumer Finance	3.0%	0.0%	2.1%	0.0%	0.0%	0.0%
Diversified Consumer Services	2.7%	0.0%	1.9%	5.2%	0.0%	4.1%
Building Products	2.6%	0.0%	1.9%	3.2%	0.0%	2.5%
Food Products	0.0%	6.8%	1.9%	0.0%	6.1%	1.3%
Paper & Forest Products	2.2%	0.0%	1.6%	3.0%	9.7%	4.4%
Health Care Equipment & Supplies	2.2%	0.0%	1.6%	1.2%	0.0%	0.9%
Transportation Infrastructure	2.0%	0.0%	1.4%	2.8%	0.0%	2.3%
Leisure Equipment & Products	1.9%	0.0%	1.4%	2.6%	0.0%	2.1%
Chemicals	0.0%	5.2%	1.4%	0.0%	3.5%	0.7%
Trading Companies & Distributors	1.9%	0.0%	1.3%	3.3%	0.0%	2.6%
Pharmaceuticals	0.0%	4.4%	1.2%	0.0%	0.0%	0.0%
Real Estate Management & Development	0.0%	4.3%	1.2%	0.0%	0.0%	0.0%
IT Services	0.0%	4.3%	1.2%	0.0%	0.0%	0.0%
Internet & Catalog Retail	0.0%	3.8%	1.1%	0.0%	0.0%	0.0%
Diversified Telecommunication Services	0.3%	2.7%	1.0%	0.4%	10.5%	2.5%
Construction Materials	1.1%	0.0%	0.9%	0.0%	0.0%	0.0%
Auto Components	0.0%	3.0%	0.9%	0.0%	0.0%	0.0%
Containers & Packaging	0.0%	2.2%	0.6%	0.0%	0.0%	0.0%
Oil, Gas & Consumable Fuels	0.0%	0.0%	0.0%	0.0%	5.8%	1.2%
Metals & Mining	0.0%	0.0%	0.0%	0.0%	4.4%	0.9%
Thrifts & Mortgage Finance	0.0%	0.0%	0.0%	0.0%	2.6%	0.5%
Other(1)	0.7%	0.5%	0.6%	1.0%	0.2%	0.7%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1)
Various industries with each individually less than 0.5% of portfolio totals

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2011			December 31, 2010
Fair Value:	LMM	Private Placement	Total	LMM	Private Placement	Total
Energy Equipment & Services	11.2%	12.9%	11.6%	7.2%	6.7%	7.1%
Commercial Services & Supplies	13.5%	0.0%	10.2%	13.7%	0.0%	11.1%
Machinery	10.7%	3.7%	9.0%	10.8%	0.0%	8.7%
Health Care Providers & Services	7.4%	7.6%	7.4%	7.1%	2.5%	6.2%
Media	7.4%	4.0%	6.5%	7.6%	18.4%	9.7%
Construction & Engineering	6.0%	4.7%	5.7%	8.2%	0.0%	6.6%
Internet Software & Services	5.8%	0.0%	4.4%	4.8%	0.0%	3.9%
Software	2.8%	7.7%	4.0%	3.5%	0.0%	2.8%
Hotels, Restaurants & Leisure	2.5%	7.1%	3.6%	3.7%	0.0%	3.0%
Insurance	2.6%	4.5%	3.0%	0.0%	0.0%	0.0%
Specialty Retail	3.8%	0.0%	2.9%	6.0%	0.0%	4.8%
Diversified Consumer Services	3.7%	0.0%	2.8%	5.5%	0.0%	4.4%
Electronic Equipment, Instruments & Components	3.7%	0.0%	2.8%	5.0%	0.0%	4.1%
Food & Staples Retailing	0.0%	10.7%	2.6%	0.0%	30.0%	5.8%
Trading Companies & Distributors	2.6%	0.0%	2.0%	3.3%	0.0%	2.7%
Consumer Finance	2.5%	0.0%	1.9%	0.0%	0.0%	0.0%
Professional Services	2.2%	0.0%	1.7%	0.4%	0.0%	0.3%
Paper & Forest Products	2.2%	0.0%	1.6%	3.0%	9.4%	4.2%
Food Products	0.0%	6.7%	1.6%	0.0%	6.2%	1.2%
Transportation Infrastructure	2.0%	0.0%	1.5%	3.0%	0.0%	2.4%
Health Care Equipment & Supplies	1.9%	0.0%	1.4%	1.1%	0.0%	0.9%
Chemicals	0.0%	5.2%	1.3%	0.0%	3.4%	0.7%
Building Products	1.5%	0.0%	1.2%	2.1%	0.0%	1.7%
Pharmaceuticals	0.0%	4.7%	1.1%	0.0%	0.0%	0.0%
Real Estate Management & Development	0.0%	4.5%	1.1%	0.0%	0.0%	0.0%
Leisure Equipment & Products	1.2%	0.0%	1.0%	2.3%	0.0%	1.8%
IT Services	0.0%	3.8%	1.0%	0.0%	0.0%	0.0%
Internet & Catalog Retail	0.0%	3.8%	1.0%	0.0%	0.0%	0.0%
Road & Rail	1.0%	0.0%	0.8%	0.9%	0.0%	0.8%
Diversified Telecommunication Services	0.2%	2.7%	0.8%	0.2%	10.3%	2.2%
Auto Components	0.0%	3.0%	0.7%	0.0%	0.0%	0.0%
Containers & Packaging	0.0%	2.2%	0.5%	0.0%	0.0%	0.0%
Oil, Gas & Consumable Fuels	0.0%	0.0%	0.0%	0.0%	5.8%	1.1%
Metals & Mining	0.0%	0.0%	0.0%	0.0%	4.5%	0.9%
Thrifts & Mortgage Finance	0.0%	0.0%	0.0%	0.0%	2.6%	0.5%
Other(1)	1.6%	0.5%	1.3%	0.6%	0.2%	0.4%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1)
Various industries with each individually less than 0.5% of portfolio totals

       At December 31, 2011, Main Street had no LMM investment that was greater than 10% of its total LMM investment portfolio at fair value and no private placement investment that was greater than 10% of its total private placement investment portfolio at fair value. At December 31, 2010, Main Street had no investment that was greater than 10% of its total investment portfolio at fair value.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE D — WHOLLY OWNED INVESTMENT MANAGER

       As part of the Formation Transactions, the Investment Manager became a wholly owned subsidiary of MSCC. However, the Investment Manager is accounted for as a portfolio investment since the Investment Manager is not an investment company and since it conducts a significant portion of its investment management activities for parties outside of MSCC and its consolidated subsidiaries. The Investment Manager receives recurring investment management fees from MSC II pursuant to a separate investment advisory agreement. The payments due under the investment advisory agreement were fixed at $3.3 million per year, paid quarterly, until September 30, 2010. Subsequent to September 30, 2010, under the investment advisory agreement, MSC II is obligated to pay a 2% annualized management fee based upon the MSC II assets under management. Subsequent to the closing of the Exchange Offer, the investment in the Investment Manager was reduced to reflect the remaining pro rata portion of the MSC II equity and the related portion of the MSC II management fees that were not acquired by MSCC. The Investment Manager also receives certain management, consulting and advisory fees for providing these services to third parties, and collectively with the MSC II management fees attributable to the remaining noncontrolling interest in MSC II is referred to as the "External Services." The portfolio investment in the Investment Manager is accounted for using fair value accounting, with the fair value determined by Main Street and approved, in good faith, by Main Street's Board of Directors, based on the same valuation methodologies applied to determine the original valuation. The valuation for the Investment Manager is based on the total estimated present value of the net cash flows received for the External Services, over the estimated dollar averaged life of the related investment management, advisory or consulting contract, and is also based on comparable public market transactions. The net cash flows utilized in the valuation of the Investment Manager exclude any revenues and expenses from MSCC and its subsidiaries, but include the revenues attributable to External Services, and are reduced by an estimated allocation of costs related to providing such External Services. Any change in fair value of the investment in the Investment Manager is recognized on Main Street's statement of operations as "Unrealized appreciation (depreciation) in Investment in affiliated Investment Manager," with a corresponding increase (in the case of appreciation) or decrease (in the case of depreciation) to "Investment in affiliated Investment Manager" on Main Street's balance sheet. As part of the Exchange Offer Transactions, the investment in the Investment Manager was reduced by $13.7 million and such reduction was recorded against "Additional paid-in capital" as an adjustment to the original valuation recorded as part of the Formation Transactions. Main Street believes that the valuation for the Investment Manager will generally decrease over the life of the investment management, advisory and consulting contracts attributable to third parties, absent obtaining additional recurring cash flows from performing External Services for other external investment entities or other third parties.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       Pursuant to the support services agreement with MSCC, the Investment Manager is reimbursed by MSCC for its excess operating expenses associated with providing investment management and other services to MSCC and its subsidiaries, as well as third parties. Each quarter, as part of the support services agreement, MSCC makes payments to cover all cash operating expenses incurred by the Investment Manager, less fees that the Investment Manager receives pursuant to third party long-term investment advisory agreements and consulting agreements. Subsequent to the consolidation of MSC II in connection with the Exchange Offer, the management fees paid by MSC II to the Investment Manager are now included in "Expenses reimbursed to affiliated Investment Manager" on the statements of operations along with any additional net costs reimbursed by MSCC to the Investment Manager pursuant to the support services agreement. For the years ended December 31, 2011, 2010, and 2009, the expenses reimbursed by MSCC and management fees paid by MSC II to the Investment Manager totaled $8.9 million, $5.3 million, and $0.6 million, respectively.

       In its separate stand-alone financial statements as summarized below, the Investment Manager recognized an $18 million intangible asset related to the investment advisory agreement with MSC II consistent with Staff Accounting Bulletin No. 54, Application of "Pushdown" Basis of Accounting in Financial Statements of Subsidiaries Acquired by Purchase ("SAB 54"). Under SAB 54, push-down accounting is required in "purchase transactions that result in an entity becoming substantially wholly owned." In this case, MSCC acquired 100% of the equity interests in the Investment Manager in the Formation Transactions. Because the $18 million value attributed to MSCC's investment in the Investment Manager was derived from the long-term, recurring management fees under the investment advisory agreement with MSC II, the same methodology used to determine the $18 million valuation of the Investment Manager in connection with the Formation Transactions was utilized to establish the push-down accounting basis for the intangible asset. The intangible asset is being amortized over the estimated economic life of the investment advisory agreement with MSC II. For the years ended December 31, 2011, 2010, and 2009, the Investment Manager recognized $1.2 million, $1.1 million, and $1.0 million of amortization expense in each respective period associated with the intangible asset. Amortization expense is not included in the expenses reimbursed by MSCC to the Investment Manager based upon the support services agreement since it is non-cash and non-operating in nature.

       Summarized financial information from the separate financial statements of the Investment Manager is as follows:

	As of December 31,
	2011	2010
	(Unaudited)
Cash	$98,918	$191,645
Accounts receivable	28,965	75,501
Accounts receivable — MSCC	4,830,750	15,124
Intangible asset (net of accumulated amortization of $4,392,329 and $3,209,740 as of December 31, 2011 and 2010, respectively)	13,607,671	14,790,260
Deposits and other	145,133	139,244

Total assets	$18,711,437	$15,211,774

Accounts payable and accrued liabilities	$5,248,338	$566,087
Equity	13,463,099	14,645,687

Total liabilities and equity	$18,711,437	$15,211,774

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2011	2010	2009
	(Unaudited)
Management fee income from Main Street Capital II	$2,455,353	$3,054,011	$3,325,200
Other management advisory fees	527,499	369,595	287,200

Total income	2,982,852	3,423,606	3,612,400
Salaries, benefits and other personnel costs	(8,270,996)	(4,542,861)	(3,415,837)
Occupancy expense	(327,645)	(308,380)	(348,761)
Professional expenses	(76,637)	(102,122)	(12,794)
Amortization expense — intangible asset	(1,182,588)	(1,084,943)	(950,589)
Other expenses	(767,195)	(679,365)	(404,876)
Expense reimbursement from MSCC	6,459,621	2,209,122	569,868

Total net expenses	(4,165,440)	(4,508,549)	(4,562,989)

Net loss	$(1,182,588)	$(1,084,943)	$(950,589)

NOTE E — DEFERRED FINANCING COSTS

       Deferred financing costs balances as of December 31, 2011 and 2010 are as follows:

	As of December 31,
	2011	2010
SBIC debenture commitment fees	$1,340,000	$1,000,000
SBIC debenture leverage fees	3,065,075	2,095,075
Other	1,929,755	953,154

Subtotal	6,334,830	4,048,229
Accumulated amortization	(2,166,815)	(1,504,584)

Net deferred financing costs balance	$4,168,015	$2,543,645

       Estimated aggregate amortization expense for each of the five years succeeding December 31, 2011 and thereafter is as follows:

Years Ended December 31,	Estimated Amortization
2012	$912,678
2013	$903,345
2014	$735,919
2015	$311,167
2016	$273,542
2017 and thereafter	$941,363

NOTE F — SBIC DEBENTURES

       SBIC debentures payable at December 31, 2011 and 2010 were $220 million and $180 million, respectively. SBIC debentures provide for interest to be paid semi-annually, with principal due at the applicable 10-year maturity date of each debenture. The weighted average annual interest rate as of December 31, 2011 and 2010 was 5.1% and 5.2%, respectively. The first principal maturity due under the existing SBIC debentures is in 2013, and the remaining weighted average duration as of December 31, 2011

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is approximately 6.7 years. For the year ended December 31, 2011, Main Street recognized $11.1 million in interest expense attributable to the SBIC debentures. In accordance with SBA regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA. The Funds are subject to annual compliance examinations by the SBA. There have been no historical findings resulting from these examinations.

       As of December 31, 2011, the recorded value of the SBIC debentures was $201.9 million which consisted of (i) $76.9 million recorded at fair value, or $18.1 million less than the $95.0 million face value of these SBIC debentures held in MSC II, and (ii) $125 million reported at face value and held in MSMF. As of December 31, 2011, if Main Street had adopted the fair value option under ASC 825 for all of its SBIC debentures, Main Street estimates the fair value of its SBIC debentures would be approximately $177.9 million, or $42.1 million less than the $220 million face value of the SBIC debentures.

       SBIC Debentures payable at December 31, 2011 and 2010 consist of the following:

Maturity Date	Fixed Interest Rate	Amount
9/1/2013	5.762%	$4,000,000
3/1/2014	5.007%	3,000,000
9/1/2014	5.571%	9,000,000
9/1/2014	5.539%	6,000,000
3/1/2015	5.925%	2,000,000
3/1/2015	5.893%	2,000,000
9/1/2015	5.796%	19,100,000
3/1/2017	6.231%	3,900,000
3/1/2017	6.263%	1,000,000
3/1/2017	6.317%	5,000,000
3/1/2020	4.514%	10,000,000
Debentures Acquired in the Exchange Offer on January 7, 2010
9/1/2016	6.476%	5,000,000
3/1/2017	6.317%	7,100,000
9/1/2017	6.434%	19,800,000
9/1/2017	6.469%	7,900,000
3/1/2018	6.377%	10,200,000
9/1/2019	4.950%	20,000,000

Balances as of Consummation of the Exchange Offer		135,000,000
9/1/2020	3.932%	10,000,000
9/1/2020	3.500%	35,000,000

Balances as of December 31, 2010		180,000,000
3/1/2021	4.369%	10,000,000
3/1/2021	4.599%	20,000,000
9/1/2021	3.392%	10,000,000

Balances as of December 31, 2011		$220,000,000

NOTE G — CREDIT FACILITY

       In November 2011, Main Street expanded its credit facility (the "Credit Facility") from $155 million to $210 million to provide additional liquidity in support of future investment and operational activities. The

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$55 million increase in total commitments included commitment increases by lenders currently participating in the Credit Facility, as well as the addition of one new lender relationship which diversified the Main Street lending group to a total of seven participants. In December 2011, Main Street further expanded the Credit Facility from $210 million to $235 million. The $25 million increase in total commitments included the addition of one new lender relationship which further diversified the lending group to a total of eight participants. The recent increases in total commitments were executed under the accordion feature of the Credit Facility which allows Main Street to increase the total commitments under the facility up to $300 million of total commitments from new or existing lenders on the same terms and conditions as the existing commitments. Borrowings under the Credit Facility bear interest, subject to Main Street's election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.50% or (ii) the applicable base rate plus 1.50%. Main Street pays unused commitment fees of 0.375% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the assets of the Funds. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining an interest coverage ratio of at least 2.0 to 1.0, (ii) maintaining an asset coverage ratio of at least 2.5 to 1.0, and (iii) maintaining a minimum tangible net worth. The Credit Facility will mature in September 2014. At December 31, 2011, Main Street had $107.0 million in borrowings outstanding under the Credit Facility. For the year ended December 31, 2011, Main Street recognized $2.5 million in interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs. As of December 31, 2011, the interest rate on the Credit Facility was 2.77%, and Main Street was in compliance with all financial covenants of the Credit Facility.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE H — FINANCIAL HIGHLIGHTS

	Years Ended December 31,
Per Share Data:	2011	2010	2009	2008	2007
Net asset value at beginning of period	$13.06	$11.96	$12.20	$12.85	$4.90
Net investment income(1)(3)	1.69	1.16	0.92	1.13	0.76
Net realized gain (loss) from investments(1)(2)(3)	0.11	(0.17)	(0.78)	0.16	0.55
Net change in unrealized appreciation(1)(2)(3)	1.23	1.14	0.82	(0.44)	(0.63)
Income tax provision(1)(2)(3)	(0.27)	(0.05)	0.23	0.35	(0.38)
Bargain purchase gain(1)	—	0.30	—	—	—

Net increase in net assets resulting from operations(1)	2.76	2.38	1.19	1.20	0.30
Net increase in net assets associated with the Formation Transactions and the IPO	—	—	—	—	8.66
Dividends paid to stockholders	(1.56)	(1.50)	(1.50)	(1.43)	(0.33)
Impact of monthly dividend declared as of December 31 but paid in January of the following year	(0.14)	—	0.13	(0.13)	—
Net decrease in net assets from distributions to partners, net of contributions	—	—	—	—	(0.72)
Accretive effect of public stock offerings (issuing shares above NAV per share)	0.74	0.49	—	—	—
Accretive effect of Exchange Offer	—	0.22	—	—	—
Adjustment to investment in Investment Manager in connection with Exchange Offer Transactions	—	(0.73)	—	—	—
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.05	0.08	—	—	0.22
Other(4)	0.28	0.16	(0.06)	(0.29)	(0.18)

Net asset value at December 31	$15.19	$13.06	$11.96	$12.20	$12.85

Market value at December 31	$21.24	$18.19	$16.12	$9.77	$14.01
Shares outstanding at December 31	26,714,384	18,797,444	10,842,447	9,206,483	8,959,718

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2011	2010	2009	2008	2007
Net asset value at end of period	$405,710,709	$245,534,645	$129,660,131	$112,356,056	$115,149,208
Average net asset value	$327,385,882	$195,785,250	$120,539,528	$114,977,272	$56,882,526
Average outstanding debt	$277,692,308	$158,563,014	$57,000,000	$55,000,000	$53,020,000
Ratio of total expenses, including income tax expense, to average net asset value(1)(2)	9.82%	8.81%	5.63%	6.07%	16.20%
Ratio of operating expenses to average net asset value(1)	7.96%	8.34%	5.63%	6.07%	10.47%
Ratio of operating expenses, excluding interest expense, to average net asset value(1)	4.01%	3.98%	2.48%	2.79%	4.76%
Ratio of net investment income to average net asset value(1)	11.76%	9.65%	7.65%	8.97%	11.47%
Portfolio turnover ratio	30.82%	26.71%	18.48%	19.34%	18.30%
Total return based on change in net asset value(3)	25.64%	26.11%	10.64%	9.84%	5.88%

(1)
Ratios are net of amounts attributable to MSC II noncontrolling interest.

(2)
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

NOTE I — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

       Main Street paid monthly dividends of (i) $0.125 per share for each month of January 2011 through March 2011, (ii) $0.13 per share for each month of April 2011 through September 2011, and (iii) $0.135 per share for each month of October 2011 through December 2011, totaling $34.9 million, or $1.56 per share, for the 2011 year. For tax purposes, the 2011 dividends were comprised of (i) ordinary income totaling approximately $1.25 per share, (ii) long term capital gain totaling approximately $0.37 per share, and (iii) qualified dividend income totaling approximately $0.07 per share. Main Street estimates that it generated undistributed taxable income of approximately $7.9 million, or $0.30 per share, during 2011 that will be carried forward toward distributions paid in 2012. During December 2011, Main Street declared and accrued a $0.135 per share monthly dividend that was paid in January 2012. For the year ended December 31, 2010, Main Street paid total monthly dividends of approximately $23.9 million, or $1.50 per share, for the period.

       Ordinary dividend distributions from a RIC do not qualify for the 15% maximum tax rate on dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for dividends will generally include both ordinary income and capital gains

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

but may also include qualified dividends or return of capital. The tax character of distributions paid for the years ended December 31, 2011, 2010, and 2009 was as follows:

	For the Years Ended December 31,
	2011	2010	2009
Ordinary income	$29,353,875	$19,464,742	$12,115,234
Qualified dividends	1,444,598	219,063	—
Distributions of long term capital gains	7,750,370	4,216,104	1,619,697

Distributions on tax basis	$38,548,843	$23,899,909	$13,734,931

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

       The Taxable Subsidiaries hold certain portfolio investments for Main Street. The Taxable Subsidiaries are consolidated with Main Street for financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in Main Street's consolidated financial statements. The principal purpose of the Taxable Subsidiaries is to permit Main Street to hold equity investments in portfolio companies which are "pass through" entities for tax purposes in order to comply with the "source income" requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with Main Street for income tax purposes and may generate income tax expense or income tax benefit as a result of their ownership of various portfolio investments. This income tax expense or benefit, if any, is reflected in Main Street's Consolidated Statement of Operations. For the year ended December 31, 2011, Main Street recognized an income tax provision of $6.3 million primarily consisting of deferred tax expense related to net unrealized appreciation on certain portfolio investments held by the Taxable Subsidiaries.

       Main Street's provision for income taxes, including the Taxable Subsidiaries, was comprised of the following:

	Years Ended December 31,
	2011	2010	2009
Current tax expense (benefit):
Federal	$—	$—	$(823,045)
State	252,750	200,000	87,923

Total current tax expense (benefit)	252,750	200,000	(735,122)
Deferred tax expense (benefit):
Federal	5,435,274	428,064	(1,594,719)
State	299,638	246,917	—

Total deferred tax expense (benefit)	5,734,912	674,981	(1,594,719)
Excise tax	300,000	65,653	40,000

Total income tax provision (benefit)	$6,287,662	$940,634	$(2,289,841)

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       As of December 31, 2011, the cost of investments for federal income tax purposes was $628.8 million, resulting in a gross unrealized appreciation of $81.7 million and gross unrealized depreciation of $26.1 million.

       Listed below is a reconciliation of "Net Increase in Net Assets Resulting From Operations" to taxable income and to total distributions declared to common stockholders for the years ended December 31, 2011 and 2010.

	Years Ended December 31,
	2011	2010
	(estimated)(1)
Net increase in net assets resulting from operations	$64,106,430	$39,970,351
Share-based compensation expense	2,047,039	1,488,709
Net realized income allocated to noncontrolling interest	(857,286)	(250,180)
Net change in unrealized appreciation on investments	(28,478,529)	(19,639,414)
Bargain purchase gain	—	(4,890,582)
Income tax provision	6,287,662	940,634
Pre-tax book (income) loss not consolidated for tax purposes	(223,181)	6,036,427
Book income and tax income differences, including debt origination, structuring fees, dividends, and realized gains	3,014,192	(100,734)

Estimated taxable income	45,896,327	23,555,211
Taxable income earned in prior year and carried forward for distribution in current year	586,227	930,925
Ordinary taxable income earned in current period and carried forward for distribution	(11,540,153)	(586,227)
Dividend accrued as of December 31, 2011 and paid on January 16, 2012	3,606,442	—

Total distributions accrued or paid to common stockholders	$38,548,843	$23,899,909

(1)
Main Street's taxable income for 2011 is an estimate and will not be finally determined until the company files its 2011 tax return in 2012. Therefore, the final taxable income, and the taxable income earned in 2011 and carried forward for distribution in 2012, may be different than this estimate.

       The net deferred tax liability at December 31, 2011 was $3.8 million and primarily related to (i) $11.5 million of deferred tax liability associated with timing differences from net unrealized appreciation of portfolio investments held by the Taxable Subsidiaries and (ii) $0.2 million of deferred tax liability associated with timing differences from recognition of realized gains on portfolio investments held by the Taxable Subsidiaries, partially offset by (i) $6.7 million of deferred tax assets associated with net loss carryforwards primarily resulting from historical realized losses on portfolio investments held by the Taxable Subsidiaries and (ii) $1.2 million of deferred tax assets associated with basis differences of portfolio investments held by the Taxable Subsidiaries which are "pass through" entities for tax purposes. The net deferred tax asset at December 31, 2010 was $2.0 million and primarily related to (i) $6.6 million of deferred tax assets associated with net operating loss carryforwards primarily resulting from historical realized losses on portfolio investments held by the Taxable Subsidiaries and (ii) $0.3 million of deferred tax assets associated with basis differences of portfolio investments held by the Taxable Subsidiaries which are "pass through" entities for tax purposes, partially offset by $5.0 million of deferred tax liability associated with timing differences from net unrealized appreciation of portfolio investments held by the Taxable Subsidiaries. Management believes that the realization of the deferred tax assets is more likely than not based on expectations as to future taxable income and scheduled reversals of temporary differences. Accordingly, Main

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Street did not record a valuation allowance related to its deferred tax assets at December 31, 2011 and 2010. The following table sets forth the significant components of net deferred tax assets and liabilities as of December 31, 2011 and 2010.

	Years Ended December 31,
	2011	2010
Deferred tax assets:
Net loss carryforwards resulting from realized losses	6,686,963	6,647,889
Basis differences in portfolio investment "pass through" entities	1,226,870	310,885

Total deferred tax assets	7,913,833	6,958,774

Deferred tax liabilities:
Net unrealized appreciation of portfolio investments	(11,490,717)	(5,000,181)
Other	(199,436)	—

Total deferred tax liabilities	(11,690,153)	(5,000,181)

Total net deferred tax assets (liabilities)	(3,776,320)	1,958,593

       For federal income tax purposes, the net loss carryforwards expire in various years from 2028 through 2031. The timing and manner in which Main Street will utilize any net loss carryforwards in any year, or in total, may be limited in the future under the provisions of the Code.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Supplemental pro forma information

       The following represents actual operating results for the years ended December 31, 2011 and 2010 and pro forma operating results for the year ended December 31, 2009. The pro forma operating results assume the Exchange Offer Transactions had been completed as of the beginning of the 2009 calendar year:

	Years Ended December 31,
	2011	2010	Pro Forma 2009
	(Dollars in millions except per share amounts)
Total investment income	$66.2	$36.5	$26.7

Net investment income	$39.3	$19.3	$12.6

Net increase in net assets resulting from operations attributable to common stock	$63.0	$38.7	$11.4

Net investment income per share — basic and diluted	$1.69	$1.16	$0.87

Net increase in net assets resulting from operations attributable to common stock per share — basic and diluted	$2.76	$2.38	$0.80

NOTE K — COMMON STOCK

       In October 2011, Main Street completed a public stock offering of 3,450,000 shares of common stock, including the underwriters' full exercise of the over-allotment option, at a price to the public of $17.50 per share, resulting in total net proceeds of approximately $57.5 million, after deducting underwriters' commissions and offering costs.

       In March 2011, Main Street completed a public stock offering of 4,025,000 shares of common stock, including the underwriters' full exercise of the over-allotment option, at a price to the public of $18.35 per share, resulting in total net proceeds of approximately $70.3 million, after deducting underwriters' commissions and offering costs.

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

       For the year ended December 31, 2011, $10.5 million of the total $34.9 million in dividends paid to stockholders represented DRIP participation. During this period, Main Street satisfied the DRIP participation requirements with the issuance of 348,695 newly issued shares and with the purchase of 217,407 shares of common stock in the open market. For the year ended December 31, 2010, $8.2 million of the total $23.9 million in dividends paid to stockholders represented DRIP participation. During this period, Main Street satisfied the DRIP participation requirements with the issuance of 478,731 newly issued shares and with the purchase of 35,572 shares of common stock in the open market. The shares disclosed above relate only to Main Street's DRIP and exclude any activity related to broker-managed dividend reinvestment plans.

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

       Main Street's Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2008 Equity Incentive Plan. These shares vest over a four-year period from the grant date and are expensed over the four-year service period starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street's Board of Directors and the remaining shares of restricted stock available for issuance as of December 31, 2011:

Restricted stock authorized under the plan	2,000,000
Less restricted stock granted on:
July 1, 2008	(245,645)
July 1, 2009	(99,312)
July 1, 2010	(149,357)
June 20, 2011	(117,728)

Restricted stock available for issuance as of December 31, 2011	1,387,958

       The following table summarizes the restricted stock issued to Main Street's independent directors pursuant to the Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan. These shares vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over a one-year service period starting on the grant date:

Restricted stock authorized under the plan	200,000
Less restricted stock granted on:
July 1, 2008	(20,000)
July 1, 2009	(8,512)
July 1, 2010	(7,920)
June 20, 2011	(6,584)
August 3, 2011	(1,658)

Restricted stock available for issuance as of December 31, 2011	155,326

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       For the years ended December 31, 2011, 2010, and 2009 Main Street recognized total share-based compensation expense of $2.0 million, $1.5 million, and $1.1 million, respectively, related to the restricted stock issued to Main Street employees and independent directors.

       As of December 31, 2011, there was $4.2 million of total unrecognized compensation expense related to Main Street's non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 2.7 years as of December 31, 2011.

NOTE N — COMMITMENTS

       At December 31, 2011, Main Street had a total of $39.6 million in outstanding commitments comprised of (i) seven commitments to fund revolving loans that had not been fully drawn and (ii) two capital commitments that had not been fully called.

NOTE O — SUPPLEMENTAL CASH FLOW DISCLOSURES

       Listed below are the supplemental cash flow disclosures for the years ended December 31, 2011, 2010, and 2009:

	Year Ended December 31,
	2011	2010	2009
Interest paid	$12,066,829	$7,805,750	$3,415,200
Taxes paid	$194,488	$74,925	$109,404
Non-cash financing activities:
Shares issued in connection with the MSC II Exchange Offer	$—	$20,093,091	$—
Shares issued pursuant to the DRIP	$6,611,788	$7,637,090	$3,692,720

NOTE P — SELECTED QUARTERLY DATA (UNAUDITED)

	2011
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total investment income	$13,374,572	$16,107,303	$17,086,333	$19,671,802
Net investment income	$7,392,482	$9,593,632	$10,361,362	$11,929,628
Net increase in net assets resulting from operations attributable to common stock	$10,322,729	$17,626,033	$14,436,073	$20,582,357
Net investment income per share-basic and diluted	$0.38	$0.41	$0.44	$0.45
Net increase in net assets resulting from operations attributable to common stock per share-basic and diluted	$0.54	$0.77	$0.62	$0.79

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2010
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total investment income	$7,092,839	$8,732,219	$9,005,955	$11,676,894
Net investment income	$3,220,253	$4,742,088	$4,757,564	$6,540,747
Net increase in net assets resulting from operations attributable to common stock	$9,056,545	$8,872,666	$10,943,302	$9,871,351
Net investment income per share-basic and diluted	$0.22	$0.31	$0.28	$0.34
Net increase in net assets resulting from operations attributable to common stock per share-basic and diluted	$0.63	$0.59	$0.65	$0.53

NOTE Q — RELATED PARTY TRANSACTIONS

       As discussed further in Note D to the accompanying consolidated financial statements, subsequent to the completion of the Formation Transactions, the Investment Manager is a wholly owned portfolio company of MSCC. At December 31, 2011, the Investment Manager had a receivable of $4.8 million with MSCC related to net cash expenses incurred by the Investment Manager required to support Main Street's business.

NOTE R — SUBSEQUENT EVENTS

       On January 5, 2012, Main Street fully exited its debt and equity investments in Currie Acquisitions, LLC ("Currie"). Main Street completed the exit of its debt and equity investments in Currie as part of a buyout of Currie by Accell Group, a Netherlands-based international conglomerate. Main Street exited its debt investment for the full principal amount of approximately $4.8 million and recognized a realized loss of approximately $1.2 million on its equity investment.

       On February 17, 2012, MSCC acquired approximately 8.5% of the total dollar value of the MSC II limited partnership interests not owned by MSCC, including the approximately 5% held by affiliates of MSCC, in exchange for 170,203 shares of its common stock. Subsequent to the acquisition, an approximately 3.0% minority ownership in the total dollar value of the MSC II limited partnership interests remained outstanding.

       On February 29, 2012, Main Street completed the exit of its debt investment and a portion of its equity investments in Drilling Info, Inc. ("Drilling Info"), as part of an equity investment in Drilling Info by a group of leading private equity investment firms focused on the global software, Internet and data-services industries. As part of the exit, Main Street realized a gain of approximately $9.2 million on the sale of its equity warrant participation and received the full repayment of the principal amount of $8.0 million on its debt investment.

       On March 6, 2012, Main Street declared monthly dividends for the second quarter of 2012 of $0.14 per share for each of April, May and June 2012, or a total of $0.42 per share. The second quarter 2012 dividends represent a 7.7% increase from the dividends declared for the second quarter of 2011 and a 3.7% increase compared to the first quarter of 2012. Including the dividends declared for the second quarter of 2012, Main Street will have paid $7.14 per share in cumulative dividends since its October 2007 initial public offering.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders' of
Main Street Capital Corporation

       We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Main Street Capital Corporation referred to in our report dated March 9, 2012, which is included in the annual report on Form 10-K. Our audits of the basic financial statements include the financial statement schedule listed in the index appearing under Item 15(2) which is the responsibility of the Company's management. In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Houston, Texas
March 9, 2012

Schedule 12-14

MAIN STREET CAPITAL CORPORATION
Schedule of Investments in and Advances to Affiliates
Year ended December 31, 2011

Company	Investments(1)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2010 Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2011 Value
CONTROL INVESTMENTS
Café Brazil, LLC	12% Secured Debt	$214,008	2,000,000	1,480	601,480	1,400,000
	Member Units	85,412	2,240,000	1,190,000	—	3,430,000

California Healthcare Medical	12% Secured Debt	1,049,099	6,985,748	1,774,591	230,000	8,530,339
Billing, Inc.	Warrants	—	3,380,333	—	—	3,380,333
	Common Stock	257	1,390,000	170,000	—	1,560,000

CBT Nuggets, LLC	14% Secured Debt	389,813	3,567,180	12,449	1,829,629	1,750,000
	Member Units	963,699	3,450,000	2,120,000	—	5,570,000

Ceres Management, LLC	14% Secured Debt	570,705	3,964,568	14,466	230,000	3,749,034
(Lambs)	Member Units	60,423	1,100,000	2,959,662	3,010,000	1,049,662
	Class B Member Units	90,634	1,508,611	901,056	2,409,667	—

Condit Exhibits, LLC	9% Current/9% PIK Secured Debt	851,643	4,619,659	433,749	647,894	4,405,514
	Warrants	—	50,000	510,000	—	560,000

Currie Acquisitions, LLC	12% Secured Debt	718,675	3,971,699	778,301	—	4,750,000
	Warrants	—	2,340,204	—	2,240,204	100,000

Gulf Manufacturing, LLC	9% PIK Secured Debt	185,353	1,420,784	—	235,653	1,185,131
	8% Secured Debt	155,703	3,620,000	—	3,620,000	—
	13% Secured Debt	180,759	1,675,165	60,403	1,735,568	—
	Member Units	790,639	5,870,000	3,970,000	—	9,840,000

Harrison Hydra-Gen, Ltd.	12% Secured Debt	876,248	5,255,101	467,524	492,625	5,230,000
	Preferred Stock	81,111	1,000,000	81,110	—	1,081,110
	Warrants	—	717,640	1,522,360	—	2,240,000

Hawthorne Customs &
Dispatch Services, LLC	Member Units	21,708	1,250,000	660,000	500,000	1,410,000

Hydratec, Inc.	Common Stock	697,276	9,177,911	3,159,000	—	12,336,911

Indianapolis Aviation	12% Secured Debt	630,485	4,350,000	92,876	322,876	4,120,000
Partners, LLC	Warrants	—	1,570,286	80,000	—	1,650,286

Jensen Jewelers of	Prime plus 2% Secured Debt	142,648	2,260,000	3,514	3,514	2,260,000
Idaho, LLC	13% Current/6% PIK Secured Debt	506,813	2,344,896	147,505	147,503	2,344,898
	Member Units	76,275	1,060,000	690,000	—	1,750,000

Lighting Unlimited, LLC	8% Secured Debt	115,300	—	2,494,145	510,098	1,984,047
	Preferred Stock	—	—	510,098	—	510,098
	Common Stock	—	—	210,000	—	210,000
	Warrants	—	—	—	—	—

Mid-Columbia Lumber	10% Secured Debt	126,736	1,250,000	—	—	1,250,000
Products, LLC	12% Secured Debt	560,946	3,900,000	96,336	326,336	3,670,000
	Warrants	—	740,000	150,000	—	890,000
	Member Units	—	770,000	160,000	—	930,000

NAPCO Precast, LLC	Prime plus 2% Secured Debt	453,637	3,384,615	7,304	16,016	3,375,903
	18% Secured Debt	967,615	5,923,077	31,643	812,764	5,141,956
	Member Units	6,000	4,340,000	955,000	1,100,000	4,195,000

NRI Clinical Research, LLC	14% Secured Debt	396,308	—	5,933,403	750,000	5,183,403
	Warrants	—	—	251,724	—	251,724
	Member Units	—	—	500,000	—	500,000

NRP Jones, LLC	12% Secured Debt	311,333	—	11,041,143	—	11,041,143
	Warrants	—	—	816,857	—	816,857
	Member Units		—	2,900,000	—	2,900,000

NTS Holdings, Inc.	12% Secured Debt	728,463	5,963,931	7,853	230,000	5,741,784
	Preferred Stock	—	10,635,273	1,282,978	—	11,918,251
	Common Stock	1,402,978	776,000	1,364,000	—	2,140,000

Company	Investments(1)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2010 Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2011 Value
OMi Holdings, Inc.	12% Secured Debt	1,155,397	10,116,824	28,926	2,196,156	7,949,594
	Common Stock	—	500,000	1,770,000	—	2,270,000

Pegasus Research Group, LLC	13% Current/3% PIK Secured Debt	1,108,650	—	6,365,882	277,226	6,088,656
(Televerde)	Member Units	—	—	1,250,000	—	1,250,000

PPL RVs, Inc.	18% Secured Debt	1,001,662	6,165,058	84,942	2,015,474	4,234,526
	Member Units	—	2,150,000	1,830,000	—	3,980,000

Principle Environmental, LLC	12% Secured Debt	711,341	—	4,830,000	750,000	4,080,000
	12% Current/2% PIK Secured Debt	451,651	—	3,506,854	—	3,506,854
	Warrants	—	—	2,110,000	—	2,110,000
	Member Units	8,000	—	3,600,000	—	3,600,000

River Aggregates, LLC	12% Secured Debt	425,757	—	3,456,888	230,000	3,226,888
	Warrants	—	—	202,125	102,000	100,125
	Member Units	—	—	550,000	350,000	200,000

The MPI Group, LLC	4.5% Current/4.5% PIK Secured Debt	76,979	501,176	539,592	—	1,040,768
	6% Current/6% PIK Secured Debt	667,065	4,935,760	357,897	—	5,293,657
	Warrants	—	190,000	—	190,000	—
	Member Units (Non-Voting)	—	—	200,000	200,000	—

Thermal & Mechanical	Prime plus 2% Secured Debt	134,883	1,739,152	4,807	477,801	1,266,158
Equipment, LLC	13% Current/5% PIK Secured Debt	860,125	5,575,220	261,546	1,783,746	4,053,020
	Member Units	723,610	1,940,000	3,720,000	—	5,660,000

Uvalco Supply, LLC	Member Units	432,203	1,560,000	1,730,000	—	3,290,000

VanGilder Insurance Corporation	8% Secured Debt	179,900	—	2,970,817	278,835	2,691,982
	13% Secured Debt	1,124,424	—	5,137,071	750,000	4,387,071
	Warrants	—	—	1,208,643	—	1,208,643
	Common Stock	3,000	—	2,499,876	—	2,499,876

Vision Interests, Inc.	6.5% Current/6.5% PIK Secured Debt	143,048	8,762,314	403,084	6,230,648	2,934,750
	Series A Preferred Stock	4,000	—	3,000,000	—	3,000,000
	Common Stock	6,000	—	3,333,570	3,333,570	—

Ziegler's NYPD, LLC	Prime plus 2% Secured Debt	93,279	993,937	2,029	—	995,966
	13% Current/5% PIK Secured Debt	910,541	4,752,088	268,138	750,000	4,270,226
	Warrants		470,000	—	70,000	400,000

Other		421,144	4,422,184	735,000	155,617	5,001,567

				—	—
Income from Control Investments disposed of during the year		—	—	—	—	—

	Total — Control	$25,051,361	$174,596,394	$106,470,217	$42,142,900	$238,923,711

Company	Investments(1)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2010 Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2011 Value
AFFILATE INVESTMENTS
American Sensor	9% Secured Debt	$331,204	$3,514,113	$26,844	$501,975	$3,038,982
Technologies, Inc.	Warrants	—	1,830,000	1,270,000	—	3,100,000

Compact Power Equipment	6% Current/6% PIK Secured Debt	350,347	3,120,950	504,161	793,651	2,831,460
Centers, LLC	8% PIK Secured Debt	1,884	—	107,767	—	107,767
	Series A Member Units	58,907	—	852,558	—	852,558
	Member Units	—	1,147	—	—	1,147

Drilling Info, Inc.	12% Secured Debt	1,205,710	7,770,000	232,377	2,377	8,000,000
	8.75% Secured Debt	50,999	—	750,000	—	750,000
	Warrants	—	4,010,000	6,350,000	—	10,360,000
	Common Stock	—	1,710,325	3,180,000	—	4,890,325

East Teak Fine Hardwoods, Inc.	Common Stock	14,000	330,000	50,000	—	380,000

Gault Financial, LLC (RMB)	14% Secured Debt	279,321	—	9,896,904	—	9,896,904
	Warrants	—	—	400,000	—	400,000

Houston Plating &	Prime Plus 2%	7,810	300,000	—	300,000	—
Coatings, LLC	Member Units	583,750	3,025,000	2,965,000	—	5,990,000

Integrated Printing	13% Secured Debt	488,977	—	9,227,866	—	9,227,866
Solutions, LLC	Warrants	—	—	600,000	—	600,000

IRTH Holdings, LLC	12% Secured Debt	719,981	5,891,126	108,874	916,060	5,083,940
	Member Units	—	850,000	1,630,000	—	2,480,000

KBK Industries, LLC	10% Secured Debt	28,930	514,940	—	500,000	14,940
	14% Secured Debt	748,920	5,241,999	8,001	—	5,250,000
	Member Units	409,711	1,790,333	1,009,667	—	2,800,000

Laurus Healthcare, LP	9% Secured Debt	490,353	2,800,000	3,575,000	525,000	5,850,000
	Class A and C Units	375,273	4,620,000	810,000	—	5,430,000

Lighting Unlimited, LLC	8% Secured Debt	144,059	2,669,924	9,522	2,679,446	—
	Preferred Stock	—	—	—	—	—
	Warrants	—	—	—	—	—
	Common Stock	—	—	—	—	—

Merrick Systems, Inc.	13% Secured Debt	824,775	2,540,849	459,151	3,000,000	—
	Warrants	—	450,000	758,424	1,208,424	—

Olympus Building	10% Current/2% PIK Secured Debt	539,300	3,050,000	117,643	861,616	2,306,027
Services, Inc.	15% PIK Secured Debt	34,109	984,001	40,098	29,930	994,169
	Warrants	—	930,000	—	859,995	70,005

OnAsset Intelligence, Inc.	12% Secured Debt	412,067	—	915,566	—	915,566
	Preferred Stock	80,509	—	1,576,508	—	1,576,508
	Warrants	—	—	830,000	—	830,000

OPI International Ltd.	12% Secured Debt	1,579,342	8,789,573	2,570,427	230,000	11,130,000
	Warrants	—	500,000	3,600,000	—	4,100,000

Radial Drilling Servcies Inc.	12% Secured Debt	105,621	—	3,366,573	—	3,366,573
	Warrants	—	—	758,448	—	758,448

Samba Holdings, Inc.	12.5% Secured Debt	77,589	—	2,940,714	—	2,940,714
	Common Stock	—	—	950,000	—	950,000

Schneider Sales	13% Secured Debt	—	1,000,000	200,000	950,000	250,000
Management, LLC	Warrants	—	—	—	—	—

Spectrio LLC	8% Secured Debt	—	—	168,000	—	168,000
	12% Secured Debt	1,933,600	7,426,299	7,111,701	1,197,000	13,341,000
	Warrants	—	1,280,000	1,440,000	—	2,720,000

Company	Investments(1)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2010 Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2011 Value
SYNEO, LLC	12% Secured Debt	476,558	—	5,404,685	30,882	5,373,803
	10% Secured Debt	104,553	—	1,411,754	—	1,411,754
	Member Units	—	—	1,000,000	—	1,000,000

Walden Smokey Point, Inc.	Common Stock	14,000	2,620,000	1,600,000	—	4,220,000

WorldCall, Inc.	13% Secured Debt	86,676	646,225	—	—	646,225
	Common Stock	—	—	—	—	—

Other		—	—	—	—	—

Income from Affiliate Investments disposed of during the year		—	—	—	—	—

	Total — Affiliate Investments	$12,558,835	$80,206,804	$80,784,233	$14,586,356	$146,404,681

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

       (b)  Management's Report on Internal Control Over Financial Reporting.    The management of Main Street Capital Corporation and its subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company's evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2011. Grant Thornton, LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2011, as stated in its report which is included herein.

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

Item 9B.    Other Information

       None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

       The information required by this Item will be contained in the definitive proxy statement relating to our 2012 annual meeting of stockholders (the "Proxy Statement") under the headings "Election of Directors," "Corporate Governance," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance," to be filed with the Securities and Exchange Commission on or prior to April 30, 2012, and is incorporated herein by reference.

       We have adopted a code of business conduct and ethics that applies to directors, officers and employees of Main Street. This code of ethics is published on our Web site at www.mainstcapital.com. We intend to disclose any future amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a Web site posting.

Item 11.    Executive Compensation

       The information required by this Item will be contained in the Proxy Statement under the headings "Compensation of Executive Officers," "Compensation of Directors," "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report," to be filed with the Securities and Exchange Commission on or prior to April 30, 2012, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

       The following table provides information regarding our equity compensation plans as of December 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	1,543,603	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	—	$—	1,543,603

(1)
All of our equity compensation plans have been approved by our stockholders. As of December 31, 2011, we had issued 656,716 shares of restricted stock pursuant to our equity compensation plans, of which 307,498 shares had vested and 319 shares were forfeited. Pursuant to each of our equity compensation plans, if any award issued thereunder shall for any reason expire or otherwise terminate or be forfeited, in whole or in part, the shares of stock not acquired under such award shall revert to and again become available for issuance under such plan.

       The other information required by this Item will be contained in the Proxy Statement under the headings "Security Ownership of Certain Beneficial Owners and Management," to be filed with the Securities and Exchange Commission on or prior to April 30, 2012, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

       The information required by this Item will be contained in the Proxy Statement under the headings "Certain Relationships and Related Transactions" and "Corporate Governance," to be filed with the Securities and Exchange Commission on or prior to April 30, 2012, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

       The information required by this Item will be contained in the Proxy Statement under the heading "Independent Registered Public Accounting Firm," to be filed with the Securities and Exchange Commission on or prior to April 30, 2012, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

       The following documents are filed or incorporated by reference as part of this Annual Report:

1.    Consolidated Financial Statements

2.    Consolidated Financial Statement Schedule

Report of Independent Registered Public Accounting Firm
Schedule of Investments in and Advances to Affiliates for the Year Ended December 31, 2011

3.    Exhibits

       The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1*	Articles of Amendment and Restatement of Main Street Capital Corporation (previously filed as Exhibit (a) to Main Street Capital Corporation's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on August 15, 2007 (Reg. No. 333-142879))
3.2*	Amended and Restated Bylaws of Main Street Capital Corporation (previously filed as Exhibit 99.1 to Main Street Capital Corporation's Current Report on Form 8-K filed on May 2, 2008 (File No. 1-33723))
4.1*	Form of Common Stock Certificate (previously filed as Exhibit (d) to Main Street Capital Corporation's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on August 15, 2007 (Reg. No. 333-142879))
4.2*	Dividend Reinvestment Plan (previously filed as Exhibit 4.2 to Main Street Capital Corporation's Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 21, 2008 (File. No. 1-33723))
4.3*	Main Street Mezzanine Fund, LP SBIC debentures guaranteed by the SBA (previously filed as Exhibit (f)(1) to Main Street Capital Corporation's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on June 22, 2007 (Reg. No. 333-142879))
4.4*	Main Street Capital II, LP SBIC debentures guaranteed by the SBA (see Exhibit (f)(1) to Pre-Effective Amendment No. 1 to Form N-2 of Main Street Capital Corporation filed with the SEC on June 22, 2007 for a substantially identical copy of the form of debentures)
10.1*	Amended and Restated Credit Agreement dated September 20, 2010 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current Report on Form 8-K filed September 21, 2010 (File No. 1-33723))
10.2*	Amended and Restated General Security Agreement dated September 20, 2010 (previously filed as Exhibit 10.2 to Main Street Capital Corporation's Current Report on Form 8-K filed September 21, 2010 (File No. 1-33723))

Exhibit Number	Description
10.3*	Amended and Restated Custodial Agreement dated September 20, 2010 (previously filed as Exhibit 10.3 to Main Street Capital Corporation's Current Report on Form 8-K filed September 21, 2010 (File No. 1-33723))
10.4*	Amended and Restated Equity Pledge Agreement dated September 20, 2010 (previously filed as Exhibit 10.4 to Main Street Capital Corporation's Current Report on Form 8-K filed September 21, 2010 (File No. 1-33723))
10.5*	Supplement and Joinder Agreement dated January 7, 2011 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current Report on Form 8-K filed January 10, 2011 (File No. 1-33723))
10.6*	First Amendment to Amended and Restated Credit Agreement dated June 28, 2011 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current Report on Form 8-K filed June 29, 2011 (File No. 1-33723))
10.7*	Second Amendment and Waiver to Amended and Restated Credit Agreement dated July 29, 2011 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Quarterly Report on Form 10-Q filed November 4, 2011 (File No. 1-33723))
10.8*	Third Amendment to Amended and Restated Credit Agreement and First Amendment to Amended and Restated Custodial Agreement dated November 21, 2011 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current Report on Form 8-K filed November 22, 2011 (File No. 1-33723))
10.9*	Supplement and Joinder Agreement to Amended and Restated Credit Agreement dated December 30, 2011 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current Report on Form 8-K filed December 30, 2011 (File No. 1-33723))
10.10*	Investment Management/Advisory Agreement by and between Main Street Capital Partners, LLC, Main Street Capital II, LP and Main Street Capital II GP, LLC (previously filed as Exhibit (g)(2) to Main Street Capital Corporation's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on June 22, 2007 (Reg. No. 333-142879))
10.11*†	Main Street Capital Corporation 2008 Equity Incentive Plan (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on August 7, 2009 (File No. 1-33723))
10.12*†	Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan (previously filed as Exhibit 4.5 to Main Street Capital Corporation's Registration Statement on Form S-8 filed on June 20, 2008 (Reg. No. 333-151799))
10.13*	Custodian Agreement (previously filed as Exhibit (j) to Main Street Capital Corporation's Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (Reg. No. 333-142879))
10.14*†	Form of Confidentiality and Non-Compete Agreement by and between Main Street Capital Corporation and Vincent D. Foster (previously filed as Exhibit (k)(12) to Main Street Capital Corporation's Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (Reg. No. 333-142879))
10.15*†	Form of Indemnification Agreement by and between Main Street Capital Corporation and each executive officer and director (previously filed as Exhibit (k)(13) to Main Street Capital Corporation's Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (Reg. No. 333-142879))
10.16*	Support Services Agreement effective as of October 2, 2007 by and between Main Street Capital Corporation and Main Street Capital Partners, LLC (previously filed as Exhibit (k)(16) to Main Street Capital Corporation's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on January 30, 2009 (Reg. No. 333-155806))
14.1*	Code of Ethics (previously filed as Exhibit (r) to Main Street Capital Corporation's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on August 15, 2007 (Reg. No. 333-142879))
21.1	List of Subsidiaries

Exhibit Number	Description
23	Consent of Grant Thornton, LLP, independent registered public accounting firm
31.1	Rule 13a - 14(a)/15d - 14(a) certification of Chief Executive Officer
31.2	Rule 13a - 14(a)/15d - 14(a) certification of Chief Financial Officer
32.1	Section 1350 certification of Chief Executive Officer
32.2	Section 1350 certification of Chief Financial Officer

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

Date: March 9, 2012

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VINCENT D. FOSTER Vincent D. Foster	Chairman and Chief Executive Officer (principal executive officer)	March 9, 2012
/s/ TODD A. REPPERT Todd A. Reppert	President	March 9, 2012
/s/ DWAYNE L. HYZAK Dwayne L. Hyzak	Chief Financial Officer, Senior Managing Director (principal financial officer)	March 9, 2012
/s/ MICHAEL S. GALVAN Michael S. Galvan	Vice President, Chief Accounting Officer (principal accounting officer)	March 9, 2012
/s/ JOSEPH E. CANON Joseph E. Canon	Director	March 9, 2012
/s/ MICHAEL APPLING JR. Michael Appling Jr.	Director	March 9, 2012
/s/ ARTHUR L. FRENCH Arthur L. French	Director	March 9, 2012
/s/ J. KEVIN GRIFFIN J. Kevin Griffin	Director	March 9, 2012

EXHIBIT INDEX

Exhibit Number	Description
21.1	List of Subsidiaries
23	Consent of Grant Thornton LLP, independent registered public accounting firm
31.1	Rule 13a - 14(a)/15d - 14(a) certification of Chief Executive Officer
31.2	Rule 13a - 14(a)/15d - 14(a) certification of Chief Financial Officer
32.1	Section 1350 certification of Chief Executive Officer
32.2	Section 1350 certification of Chief Financial Officer