Form 10-Q
period 2012-03-31
Main Street Capital CORP
filed 2012-05-04
CIK 1396440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the issuer’s common stock as of May 2, 2012 was 27,098,311.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS

Portfolio investments at fair value:
Control investments (cost: $180,625 and $206,787 as of March 31, 2012 and December 31, 2011, respectively)	$220,048	$238,924
Affiliate investments (cost: $102,868 and $110,157 as of March 31, 2012 and December 31, 2011, respectively)	130,715	146,405
Non-Control/Non-Affiliate investments (cost: $313,646 and $275,061 as of March 31, 2012 and December 31, 2011, respectively)	313,334	270,895
Investment in affiliated Investment Manager (cost: $2,668 and $4,284 as of March 31, 2012 and December 31, 2011, respectively)	202	1,869

Total portfolio investments (cost: $599,807 and $596,289 as of March 31, 2012 and December 31, 2011, respectively)	664,299	658,093
Marketable securities and idle funds investments (cost: $14,066 and $25,935 as of March 31, 2012 and December 31, 2011, respectively)	14,345	26,242

Total investments (cost: $613,873 and $622,224 as of March 31, 2012 and December 31, 2011, respectively)	678,644	684,335

Cash and cash equivalents	88,955	42,650
Interest receivable and other assets	7,899	6,539
Deferred financing costs (net of accumulated amortization of $2,395 and $2,167 as of March 31, 2012 and December 31, 2011, respectively)	3,945	4,168

Total assets	$779,443	$737,692

LIABILITIES

SBIC debentures (par: $220,000 as of March 31, 2012 and December 31, 2011; par of $95,000 is recorded at a fair value of $76,586 and $76,887 as of March 31, 2012 and December 31, 2011, respectively)	$201,586	$201,887
Credit facility	138,000	107,000
Interest payable	1,326	3,984
Dividend payable	3,789	2,856
Deferred tax liability, net	4,825	3,776
Payable to affiliated Investment Manager	1,520	4,831
Accounts payable and other liabilities	2,861	2,170

Total liabilities	353,907	326,504
Commitments and contingencies

NET ASSETS

Common stock, $0.01 par value per share (150,000,000 shares authorized; 27,061,484 and 26,714,384 issued and outstanding as of March 31, 2012 and December 31, 2011, respectively)	270	267
Additional paid-in capital	367,242	360,164
Accumulated net investment income, net of cumulative dividends of $87,348 and $79,414 as of March 31, 2012 and December 31, 2011, respectively	17,446	12,531
Accumulated net realized gain from investments, net of cumulative dividends of $16,911 and $13,804 as of March 31, 2012 and December 31, 2011, respectively	(15,414)	(20,445)
Net unrealized appreciation, net of income taxes	55,992	53,194

Total Net Asset Value	425,536	405,711

Noncontrolling interest	—	5,477

Total net assets including noncontrolling interests	425,536	411,188

Total liabilities and net assets	$779,443	$737,692

NET ASSET VALUE PER SHARE	$15.72	$15.19

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(in thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$5,767	$5,650
Affiliate investments	5,673	2,146
Non-Control/Non-Affiliate investments	8,147	5,526
Total interest, fee and dividend income	19,587	13,322
Interest from marketable securities, idle funds and other	972	52
Total investment income	20,559	13,374
EXPENSES:
Interest	(3,864)	(2,902)
General and administrative	(608)	(507)
Expenses reimbursed to affiliated Investment Manager	(2,657)	(2,130)
Share-based compensation	(581)	(443)
Total expenses	(7,710)	(5,982)
NET INVESTMENT INCOME	12,849	7,392

NET REALIZED GAIN FROM INVESTMENTS:
Control investments	(1,965)	—
Affiliate investments	9,232	—
Non-Control/Non-Affiliate investments	163	—
Marketable securities and idle funds investments	708	—
Total net realized gain from investments	8,138	—
NET REALIZED INCOME	20,987	7,392

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION):
Portfolio investments	4,507	4,018
Marketable securities and idle funds investments	(29)	115
SBIC debentures	301	39
Investment in affiliated Investment Manager	(51)	(41)
Total net change in unrealized appreciation	4,728	4,131

Income tax provision	(1,876)	(1,200)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	23,839	10,323
Noncontrolling interest	(54)	—
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS ATTRIBUTABLE TO COMMON STOCK	$23,785	$10,323

NET INVESTMENT INCOME PER SHARE - BASIC AND DILUTED	$0.48	$0.38
NET REALIZED INCOME PER SHARE - BASIC AND DILUTED	$0.78	$0.38
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS ATTRIBUTABLE TO COMMON STOCK PER SHARE - BASIC AND DILUTED	$0.89	$0.54
DIVIDENDS PAID PER SHARE	$0.41	$0.38
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	26,871,084	19,217,690

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(in thousands, except shares)

(Unaudited)

					Accumulated	Net Unrealized			Total Net
				Accumulated	Net Realized	Appreciation from			Assets
	Common Stock		Additional	Net Investment	Gain From	Investments,			Including
	Number	Par	Paid-In	Income, Net	Investments,	Net of Income	Total Net	Noncontrolling	Noncontrolling
	of Shares	Value	Capital	of Dividends	Net of Dividends	Taxes	Asset Value	Interest	Interest

Balances at December 31, 2010	18,797,444	$188	$224,485	$9,262	$(20,542)	$32,142	$245,535	$4,448	$249,983

Public offering of common stock, net of offering costs	4,025,000	40	70,310	—	—	—	70,350	—	70,350
Share-based compensation	—	—	443	—	—	—	443	—	443
Dividend reinvestment	125,122	1	2,408	—	—	—	2,409	—	2,409
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(110)	(110)
Dividends to stockholders	—	—	—	(10,048)	—	—	(10,048)	—	(10,048)
Net increase resulting from operations	—	—	—	7,392	—	2,931	10,323	—	10,323
Noncontrolling interest	—	—	—	—	—	—	—	—	—

Balances at March 31, 2011	22,947,566	$229	$297,646	$6,606	$(20,542)	$35,073	$319,012	$4,338	$323,350

Balances at December 31, 2011	26,714,384	$267	$360,164	$12,531	$(20,445)	$53,194	$405,711	$5,477	$411,188

MSC II noncontrolling interest acquisition	229,634	2	5,413	—	—	—	5,415	(5,417)	(2)
Adjustment to investment in Investment Manager related to MSC II noncontrolling interest acquisition	—	—	(1,616)	—	—	—	(1,616)	—	(1,616)
Share-based compensation	—	—	581	—	—	—	581	—	581
Dividend reinvestment	117,466	1	2,700	—	—	—	2,701	—	2,701
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(114)	(114)
Dividends to stockholders	—	—	—	(7,934)	(3,107)	—	(11,041)	—	(11,041)
Net increase resulting from operations	—	—	—	12,849	8,138	2,852	23,839	—	23,839
Noncontrolling interest	—	—	—	—	—	(54)	(54)	54	—

Balances at March 31, 2012	27,061,484	$270	$367,242	$17,446	$(15,414)	$55,992	$425,536	$—	$425,536

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$23,839	$10,323
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized appreciation	(4,728)	(4,131)
Net realized gain from investments	(8,138)	—
Accretion of unearned income	(4,715)	(1,557)
Net payment-in-kind interest	(628)	(561)
Cumulative dividends	(67)	(386)
Share-based compensation expense	581	443
Amortization of deferred financing costs	228	146
Deferred taxes	1,049	1,150
Changes in other assets and liabilities:
Interest receivable and other assets	(246)	(1,206)
Interest payable	(2,658)	(2,332)
Payable to affiliated Investment Manager	(3,311)	1,154
Accounts payable and other liabilities	490	559
Deferred fees and other	220	523
Net cash provided by operating activities	1,916	4,125

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in portfolio companies	(88,439)	(58,260)
Principal payments received on loans and debt securities in portfolio companies	70,939	13,186
Proceeds from sale of equity investments and related notes in portfolio companies	25,182	—
Investments in marketable securities and idle funds investments	(5,592)	(25,039)
Proceeds from marketable securities and idle funds investments	18,827	3,021
Net cash provided by (used in) investing activities	20,917	(67,092)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	—	70,350
Distributions to noncontrolling interest	(114)	(110)
Dividends paid to stockholders	(8,157)	(4,655)
Net change in DRIP deposit	750	(800)
Proceeds from issuance of SBIC debentures	—	30,000
Proceeds from credit facility	63,000	41,000
Repayments on credit facility	(32,000)	(65,000)
Payment of deferred loan costs and SBIC debenture fees	(7)	(1,088)
Net cash provided by financing activities	23,472	69,697

Net increase in cash and cash equivalents	46,305	6,730
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,650	22,334
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$88,955	$29,064

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2012

(in thousands)

(Unaudited)

Portfolio Company	Business Description	Type of Investment (1) (2)	Principal (6)	Cost (6)	Fair Value
Control Investments (3)

Café Brazil, LLC	Casual Restaurant Group
		12% Secured Debt (Maturity - April 20, 2013)	1,200	1,199	1,200
		Member Units (Fully diluted 41.0%) (7)		42	3,430
				1,241	4,630

California Healthcare Medical Billing, Inc.	Healthcare Services
		12% Secured Debt (Maturity - October 17, 2015)	8,853	8,538	8,761
		Warrants (Fully diluted 21.0%)		1,193	3,380
		Common Stock (Fully diluted 9.6%)		1,177	1,560
				10,908	13,701

CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		14% Secured Debt (Maturity - December 31, 2013)	850	850	850
		Member Units (Fully diluted 40.8%) (7)		1,300	6,360
				2,150	7,210

Ceres Management, LLC (Lambs)	Aftermarket Automotive Services Chain
		14% Secured Debt (Maturity - May 31, 2013)	4,000	3,982	3,982
		9.5% Secured Debt (Lamb’s Real Estate Investment I, LLC) (Maturity - October 1, 2025)	1,102	1,102	1,102
		Member Units (Fully diluted 79.0%)		5,273	540
		Member Units (Lamb’s Real Estate Investment I, LLC) (Fully diluted 100%)		625	800
				10,982	6,424

Condit Exhibits, LLC	Tradeshow Exhibits / Custom Displays
		9% Current / 9% PIK Secured Debt (Maturity - July 1, 2013)	4,661	4,639	4,639
		Warrants (Fully diluted 47.9%)		320	560
				4,959	5,199

Gulf Manufacturing, LLC	Industrial Metal Fabrication
		9% PIK Secured Debt (Maturity - June 30, 2017)	1,044	1,044	1,044
		Member Units (Fully diluted 34.2%) (7)		2,980	11,240
				4,024	12,284

Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
		12% Secured Debt (Maturity - June 4, 2015)	5,024	4,554	4,746
		Preferred stock (8% cumulative) (7)		1,103	1,103
		Common Equity (Fully diluted 34.5%)		718	2,620
				6,375	8,469

Hawthorne Customs and Dispatch Services, LLC	Transportation / Logistics
		Member Units (Fully diluted 47.6%) (7)		589	1,410
		Member Units (Wallisville Real Estate, LLC) (Fully diluted 59.1%) (7)		1,215	1,215
				1,804	2,625

Hydratec, Inc.	Designer and Installer of Micro - Irrigation Systems
		Common Stock (Fully diluted 92.5%) (7)		7,092	13,241
Indianapolis Aviation Partners, LLC	Fixed Base Operator
		12% Secured Debt (Maturity - September 15, 2014)	4,500	4,253	4,350
		Warrants (Fully diluted 30.1%)		1,129	1,650
				5,382	6,000

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2012

(in thousands)

(Unaudited)

Portfolio Company	Business Description	Type of Investment (1) (2)	Principal (6)	Cost (6)	Fair Value
Control Investments (3)

Jensen Jewelers of Idaho, LLC	Retail Jewelry Store
		Prime Plus 2%, Current Coupon 5.25%, Secured Debt (Maturity - November 14, 2013) (8)	2,260	2,260	2,260
		13% Current / 6% PIK Secured Debt (Maturity - November 14, 2013)	2,345	2,345	2,345
		Member Units (Fully diluted 60.8%) (7)		811	1,750
				5,416	6,355

Lighting Unlimited, LLC	Commercial and Residential Lighting Products and Design Services
		8% Secured Debt (Maturity - August 22, 2012)	2,000	1,990	1,990
		Preferred Stock (non-voting)		510	510
		Warrants (Fully diluted 7.1%)		54	60
		Common Stock (Fully diluted 70.0%)		100	580
				2,654	3,140

Mid-Columbia Lumber Products, LLC	Manufacturer of Finger - Jointed Lumber Products
		10% Secured Debt (Maturity - December 18, 2014)	1,250	1,250	1,250
		12% Secured Debt (Maturity - December 18, 2014)	3,900	3,900	3,900
		9.5% Secured Debt (Mid - Columbia Real Estate, LLC) (Maturity - May 13, 2025)	1,051	1,051	1,051
		Warrants (Fully diluted 9.2%)		250	890
		Member Units (Fully diluted 42.9%)		812	930
		Member Units (Mid - Columbia Real Estate, LLC) (Fully diluted 50.0%) (7)		250	810
				7,513	8,831

NAPCO Precast, LLC	Precast Concrete Manufacturing
		Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity - February 1, 2013) (8)	3,385	3,378	3,378
		18% Secured Debt (Maturity - February 1, 2013)	5,173	5,149	5,149
		Member Units (Fully diluted 46.3%) (7)		2,975	4,195
				11,502	12,722

NRI Clinical Research, LLC	Clinical Research Center
		14% Secured Debt (Maturity - September 8, 2016)	5,265	4,973	4,973
		Warrants (Fully diluted 12.5%)		252	390
		Member Units (Fully diluted 24.8%)		500	770
				5,725	6,133

NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		12% Secured Debt (Maturity - December 22, 2016)	12,100	11,079	11,079
		Warrants (Fully diluted 12.2%)		817	817
		Member Units (Fully diluted 43.2%)		2,900	2,900
				14,796	14,796

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
		12% Secured Debt (Maturity - April 1, 2013)	7,618	7,600	7,600
		Common Stock (Fully diluted 48.0%)		1,080	3,550
				8,680	11,150

Pegasus Research Group, LLC (Televerde)	Telemarketing and Data Services
		13% Current / 5% PIK Secured Debt (Maturity - January 6, 2016)	5,691	5,630	5,630
		Member Units (Fully diluted 43.7%)		1,250	1,250
				6,880	6,880

PPL RVs, Inc.	Recreational Vehicle Dealer
		18% Secured Debt (Maturity - June 10, 2015)	4,450	4,404	4,450
		Common Stock (Fully diluted 51.1%)		2,150	3,980
				6,554	8,430

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2012

(in thousands)

(Unaudited)

Portfolio Company	Business Description	Type of Investment (1) (2)	Principal (6)	Cost (6)	Fair Value
Control Investments (3)

Principle Environmental, LLC	Noise Abatement Services
		12% Secured Debt (Maturity - February 1, 2016)	4,750	3,808	4,080
		12% Current / 2% PIK Secured Debt (Maturity - February 1, 2016)	3,525	3,470	3,525
		Warrants (Fully diluted 14.6%)		1,200	2,630
		Member Units (Fully diluted 25.0%)		2,000	4,510
				10,478	14,745

River Aggregates, LLC	Processor of Construction Aggregates
		12% Secured Debt (Maturity - March 30, 2016)	3,700	3,468	3,468
		Warrants (Fully diluted 20.0%)		202	100
		Member Units (Fully diluted 40.0%)		550	200
				4,220	3,768

The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
		4.5% Current / 4.5% PIK Secured Debt (Maturity - October 2, 2013)	1,056	1,053	1,053
		6% Current / 6% PIK Secured Debt (Maturity - October 2, 2013)	5,482	5,384	5,384
		Warrants (Fully diluted 47.1%)		896	—
		Member Units (Non-voting)		200	—
				7,533	6,437

Thermal and Mechanical Equipment, LLC	Commercial and Industrial Engineering Services
		Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity - September 25, 2014) (8)	1,272	1,267	1,267
		13% Current / 5% PIK Secured Debt (Maturity - September 25, 2014)	4,053	4,013	4,053
		Member Units (Fully diluted 50.0%) (7)		1,000	6,090
				6,280	11,410

Uvalco Supply, LLC	Farm and Ranch Supply Store
		Member Units (Fully diluted 42.8%) (7)		1,113	3,110

Van Gilder Insurance Corporation	Insurance Brokerage
		8% Secured Debt (Maturity - January 31, 2013)	1,000	990	990
		8% Secured Debt (Maturity - January 31, 2016)	1,634	1,619	1,619
		13% Secured Debt (Maturity - January 31, 2016)	5,400	4,430	4,430
		Warrants (Fully diluted 10.0%)		1,209	1,209
		Common Stock (Fully diluted 15.5%)		2,500	2,500
				10,748	10,748

Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage
		6.5% Current /6.5% PIK Secured Debt (Maturity - December 23, 2016)	3,051	2,986	2,986
		Series A Preferred Stock (Fully diluted 33.3%)		3,000	3,000
		Common Stock (Fully diluted 36.7%)		3,706	—
				9,692	5,986

Ziegler’s NYPD, LLC	Casual Restaurant Group
		Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity - October 1, 2013) (8)	1,000	996	996
		13% Current / 5% PIK Secured Debt (Maturity - October 1, 2013)	4,353	4,328	4,328
		Warrants (Fully diluted 46.6%)		600	300
				5,924	5,624

Subtotal Control Investments (32.4% of total investments at fair value)				180,625	220,048

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2012

(in thousands)

(Unaudited)

Portfolio Company	Business Description	Type of Investment (1) (2)	Principal (6)	Cost (6)	Fair Value
Affiliate Investments (4)

American Sensor Technologies, Inc.	Manufacturer of Commercial / Industrial Sensors
		Warrants (Fully diluted 19.6%)		50	3,370

Compact Power Equipment Centers LLC	Equipment / Tool Rental
		6% Current / 6% PIK Secured Debt (Maturity - December 31, 2014)	3,523	3,500	3,500
		8% PIK Secured Debt (Maturity - December 31, 2012)	99	99	99
		Series A Member Units (8% cumulative) (7)		870	870
		Member Units (Fully diluted 10.6%)		1	1
				4,470	4,470

Drilling Info, Inc.	Information Services for the Oil and Gas Industry
		Common Stock (Fully diluted 2.4%)		1,335	5,070

East Teak Fine Hardwoods, Inc.	Hardwood Products
		Common Stock (Fully diluted 5.0%)		480	380

Gault Financial, LLC (RMB Capital, LLC)	Purchases and Manages Liquidation of Distressed Assets
		14% Secured Debt (Maturity - November 21, 2016)	10,500	9,918	9,918
		Warrants (Fully diluted 22.5%)		400	400
				10,318	10,318

Houston Plating and Coatings, LLC	Plating and Industrial Coating Services
		Member Units (Fully diluted 11.1%) (7)		635	6,300

Integrated Printing Solutions, LLC	Specialty Card Printing
		13% Secured Debt (Maturity - September 23, 2016)	12,500	11,707	11,707
		Warrants (Fully diluted 9.0%)		600	940
				12,307	12,647

IRTH Holdings, LLC	Damage Prevention Technology Information Services
		12% Secured Debt (Maturity - December 29, 2015)	4,873	4,802	4,873
		Member Units (Fully diluted 22.3%)		850	2,720
				5,652	7,593

KBK Industries, LLC	Specialty Manufacturer of Oilfield and Industrial Products
		10% Secured Debt (Maturity - December 31, 2012)	458	458	458
		14% Secured Debt (Maturity - January 23, 2014)	5,182	5,182	5,182
		Member Units (Fully diluted 18.8%) (7)		341	3,190
				5,981	8,830

Laurus Healthcare, LP	Management of Outpatient Cardiac Cath Labs
		9% Secured Debt (Maturity - May 12, 2016)	5,800	5,800	5,800
		Class A and C Units (Fully diluted 13.1%) (7)		80	5,430
				5,880	11,230

Olympus Building Services, Inc.	Custodial / Facilities Services
		10% Current / 2% PIK Secured Debt (Maturity - March 27, 2014)	2,446	2,330	2,330
		15% PIK Secured Debt (Maturity - March 27, 2014)	1,031	1,031	1,031
		Warrants (Fully diluted 22.5%)		470	70
				3,831	3,431

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2012

(in thousands)

(Unaudited)

Portfolio Company	Business Description	Type of Investment (1) (2)	Principal (6)	Cost (6)	Fair Value
Affiliate Investments (4)

OnAsset Intelligence, Inc.	Transportation Monitoring / Tracking Services
		12% Secured Debt (Maturity - October 18, 2012)	1,500	1,057	1,057
		Preferred Stock (7% cumulative) (Fully diluted 5.75%) (7)		1,604	1,604
		Warrants (Fully diluted 4.0%)		830	640
				3,491	3,301

OPI International Ltd. (12)	Oil and Gas Construction Services
		12% Secured Debt (Maturity - November 30, 2015)	11,750	11,132	11,360
		Common Equity (Fully diluted 9.7%)		1,370	4,970
				12,502	16,330

Radial Drilling Services Inc.	Oil and Gas Technology
		12% Secured Debt (Maturity - November 23, 2016)	4,200	3,394	3,394
		Warrants (Fully diluted 24.0%)		758	758
				4,152	4,152

Samba Holdings, Inc.	Intelligent Driver Record Monitoring Software and Services
		12.5% Secured Debt (Maturity - November 17, 2016)	3,000	2,943	2,943
		Common Stock (Fully diluted 14.7%)		950	950
				3,893	3,893

Schneider Sales Management, LLC	Sales Consulting and Training
		13% Secured Debt (Maturity - October 15, 2013)	3,568	3,489	—
		Warrants (Fully diluted 20.0%)		45	—
				3,534	—

Spectrio LLC	Audio Messaging Services
		8% Secured Debt (Maturity - June 16, 2016)	280	280	280
		12% Secured Debt (Maturity - June 16, 2016)	13,475	13,029	13,343
		Warrants (Fully diluted 9.8%)		887	2,830
				14,196	16,453

SYNEO, LLC	Manufacturer of Specialty Cutting Tools and Punches
		12% Secured Debt (Maturity - July 13, 2016)	5,500	5,379	5,379
		10% Secured Debt (Leadrock Properties, LLC) (Maturity - May 4, 2026)	1,440	1,412	1,412
		Member Units (Fully diluted 11.1%)		1,000	1,000
				7,791	7,791

Walden Smokey Point, Inc.	Specialty Transportation Provider
		Common Stock (Fully diluted 12.6%)		1,427	4,510

WorldCall, Inc.	Telecommunication / Information Services
		13% Secured Debt (Maturity - April 22, 2012)	646	646	646
		Common Stock (Fully diluted 10.0%)		297	—
				943	646

Subtotal Affiliate Investments (19.3% of total investments at fair value)				102,868	130,715

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2012

(in thousands)

(Unaudited)

Portfolio Company	Business Description	Type of Investment (1) (2)	Principal (6)	Cost (6)	Fair Value
Non-Control/Non-Affiliate Investments (5)

Academy, Ltd. (9)	Sporting Goods Stores
		LIBOR Plus 4.50%, Current Coupon 6.00%, Secured Debt (Maturity - August 3, 2018) (8)	2,993	2,981	3,010

Affinity Videonet, Inc.	Video Conferencing and Managed Services
		13% Secured Debt (Maturity - December 31, 2015)	2,000	1,917	2,000
		13% Current / 1% PIK Secured Debt (Maturity - December 31, 2015)	1,012	1,007	1,007
		Warrants (Fully diluted 2.6%)		63	120
				2,987	3,127

Ameritech College Operations, LLC	Education Services
		18% Secured Debt (Maturity - March 9, 2017)	6,800	6,665	6,665

API Technologies Corp. (9)	Manufacturer of Electrical Components and Equipment
		LIBOR Plus 6.25%, Current Coupon 7.75%, Secured Debt (Maturity - June 27, 2016) (8)	2,480	2,403	2,480

Aspen Dental Management, Inc. (9)	Dental Practice Management
		LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity - October 6, 2016) (8)	3,990	3,970	3,960

Associated Asphalt Partners, LLC (9)	Liquid Asphalt Supplier
		LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity - March 13, 2018) (8)	8,950	8,773	8,815

ATI Acquisition I Corp. (9)	Physical Therapy Facilities
		LIBOR Plus 5.50%, Current Coupon 7.50%, Secured Debt (Maturity - March 11, 2016) (8)	2,846	2,810	2,775

Blackboard, Inc. (9)	Education Software Provider
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - October 4, 2018) (8)	2,993	2,890	2,983
		LIBOR Plus 10.00%, Current Coupon 11.50%, Secured Debt (Maturity - October 4, 2019) (8)	2,000	1,842	1,851
				4,732	4,834

Blue Coat Systems, Inc. (9)	Web Security and WAN Optimization
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - February 15, 2018) (8)	2,000	1,961	1,998
		LIBOR Plus 10.00%, Current Coupon 11.50%, Secured Debt (Maturity - February 15, 2019) (8)	2,000	1,941	2,010
				3,902	4,008

Bourland and Leverich Supply Co., LLC (9)	Distributor of Oil and Gas Tubular Goods
		LIBOR Plus 9.00%, Current Coupon 11.00%, Secured Debt (Maturity - August 19, 2015) (8)	3,753	3,613	3,986

Brand Connections, LLC	Venue-Based Marketing and Media
		14% Secured Debt (Maturity - April 30, 2015)	6,668	6,554	6,668

Business Development Corporation of America (10) (12)	Investment Management
		LIBOR plus 3.50%, Current Coupon 3.74%, Secured Debt (Maturity - January 14, 2013)	10,000	10,000	10,000

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2012

(in thousands)

(Unaudited)

Portfolio Company	Business Description	Type of Investment (1) (2)	Principal (6)	Cost (6)	Fair Value
Non-Control/Non-Affiliate Investments (5)

Calloway Laboratories, Inc. (9)	Health Care Testing Facilities
		LIBOR Plus 11.00% / 3.00% PIK, Current Coupon with PIK 15.00%, Secured Debt (Maturity - March 29, 2015) (8)	5,001	4,851	4,851

CCCG, LLC (9)	Manufacturer of Oil and Gas Equipment
		LIBOR Plus 5.00%, Current Coupon 6.75%, Secured Debt (Maturity - March 31, 2014) (8)	3,369	3,289	3,268

CHI Overhead Doors, Inc. (9)	Manufacturer of Overhead Garage Doors
		LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity - August 17, 2017) (8)	2,488	2,442	2,465
		LIBOR Plus 9.50%, Current Coupon 11.00%, Secured Debt (Maturity - February 17, 2018) (8)	2,500	2,453	2,463
				4,895	4,928

Citadel Plastics Holding, Inc. (9)	Supplier of Commodity Chemicals / Plastic Parts
		LIBOR plus 5.25%, Current Coupon 6.75%, Secured Debt (Maturity - February 22, 2018) (8)	3,000	2,970	3,005

Congruent Credit Opportunities Fund II, LP (10) (12)	Investment Partnership
		LP Interests (Fully diluted 18.75%)		6,068	6,068

Diversified Machine, Inc. (9)	Automotive Component Supplier
		LIBOR plus 7.75%, Current Coupon 9.25%, Secured Debt (Maturity - December 1, 2016) (8)	1,995	1,957	2,001

EnCap Energy Capital Fund VIII, L.P. (10) (12)	Investment Partnership
		LP Interests (Fully diluted 0.2%)		1,487	1,487

Fairway Group Acquisition Company (9)	Retail Grocery
		LIBOR plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - March 3, 2017) (8)	7,444	7,390	7,369

Flexera Software LLC (9)	Software Licensing
		LIBOR Plus 9.75%, Current Coupon 11.00%, Secured Debt (Maturity - September 30, 2018) (8)	3,000	2,771	2,970

Fram Group Holdings, Inc. (9)	Manufacturer of Automotive Maintenance Products
		LIBOR plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - July 29, 2017) (8)	995	990	1,003
		LIBOR plus 9.00%, Current Coupon 10.50%, Secured Debt (Maturity - January 29, 2018) (8)	1,000	995	986
				1,985	1,989

Go Daddy Group, Inc. (9)	Domain Name Management
		LIBOR Plus 4.25%, Current Coupon 5.50%, Secured Debt (Maturity - December 17, 2018) (8)	7,481	7,481	7,496

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2012

(in thousands)

(Unaudited)

Portfolio Company	Business Description	Type of Investment (1) (2)	Principal (6)	Cost (6)	Fair Value
Non-Control/Non-Affiliate Investments (5)

Gundle/SLT Environmental, Inc. (9)	Manufacturer of Geosynthetic Lining Products
		LIBOR plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity - May 27, 2016) (8)	2,978	2,952	2,963
		LIBOR Plus 9.50%, Current Coupon 13.00%, Secured Debt (Maturity - November 23, 2016) (8)	2,000	1,964	1,980
				4,916	4,943

Hayden Acquisition, LLC	Manufacturer of Utility Structures
		8% Secured Debt (Maturity - April 1, 2012)	1,800	1,781	—

Helm Financial Corporation (9)	Railcar Leasing
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - June 1, 2017) (8)	1,980	1,962	1,953

HMS Income LLC (10) (12)	Investment Management
		LIBOR plus 3.00%, Current Coupon 3.24%, Secured Debt (Maturity - December 12, 2012)	7,500	7,500	7,500

HOA Restaurant Group, LLC (9)	Casual Restaurant Group
		11.25% Bond (Maturity - April 1, 2017)	2,000	2,000	1,975

Hupah Finance Inc. (9)	Manufacturer of Industrial Machinery
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - January 19, 2019) (8)	3,000	2,941	3,024

Il Fornaio Corporation (9)	Casual Restaurant Group
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - June 10, 2017) (8)	1,980	1,971	1,982

Ipreo Holdings LLC (9)	Application Software for Capital Markets
		LIBOR Plus 6.50%, Current Coupon 8.00%, Secured Debt (Maturity - August 5, 2017) (8)	4,229	4,153	4,165

Ivy Hill Middle Market Credit Fund III, Ltd. (9) (12)	Asset Management
		LIBOR Plus 6.50%, Current Coupon 6.74%, Secured Debt (Maturity - January 15, 2022)	2,000	1,664	1,658

JJ Lease Funding Corp. (9)	Apparel Retail
		LIBOR Plus 8.50%, Current Coupon 10.00%, Secured Debt (Maturity - April 29, 2017) (8)	3,900	3,797	3,013

Kadmon Pharmaceuticals, LLC (9)	Biopharmaceutical Products
		LIBOR Plus 13.00%, Current Coupon 15.00%, Secured Debt (Maturity - October 31, 2012) (8)	5,985	5,913	6,240

Lawson Software, Inc. (9)	Application Software
		LIBOR Plus 5.25%, Current Coupon 6.75%, Secured Debt (Maturity - July 5, 2017) (8)	4,975	4,796	4,995

Liqui-Box, Inc. (9)	Supplier of Specialty Packaging
		LIBOR plus 5.25%, Current Coupon 6.75%, Secured Debt (Maturity - December 29, 2017) (8)	2,993	2,949	2,978

Media Holdings, LLC (9) (12)	Internet Traffic Generator
		LIBOR plus 13.00%, Current Coupon 15.00%, Secured Debt (Maturity - April 28, 2014) (8)	5,000	5,195	5,200

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2012

(in thousands)

(Unaudited)

Portfolio Company	Business Description	Type of Investment (1) (2)	Principal (6)	Cost (6)	Fair Value
Non-Control/Non-Affiliate Investments (5)

Medpace Intermediateco, Inc. (9)	Clinical Trial Development and Execution
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - June 17, 2017) (8)	4,963	4,896	4,814

Metal Services LLC (9)	Steel Mill Services
		LIBOR Plus 7.50%, Current Coupon 9.00%, Secured Debt (Maturity - January 24, 2018) (8)	7,900	7,745	7,959

Metropolitan Health Networks, Inc. (9) (12)	Healthcare Network Provider
		LIBOR plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity - October 4, 2016) (8)	1,980	1,953	1,921
		LIBOR plus 11.75%, Current Coupon 13.50%, Secured Debt (Maturity - October 4, 2017) (8)	3,250	3,188	3,185
				5,141	5,106

Milk Specialties Company (9)	Processor of Nutrition Products
		LIBOR plus 7.00%, Current Coupon 8.50%, Secured Debt (Maturity - December 27, 2017) (8)	3,990	3,874	3,995
		LIBOR plus 13.00%, Current Coupon 14.50%, Secured Debt (Maturity - December 27, 2018) (8)	1,000	961	990
				4,835	4,985

Miramax Film NY, LLC (9)	Motion Picture Producer and Distributor
		Class B Units (Fully diluted 0.2%)		500	500

Mood Media Corporation (9) (12)	Music Provider
		LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity - May 6, 2018) (8)	2,978	2,949	2,917

Morton’s Restaurant Group, Inc. (9)	Restaurants
		LIBOR Plus 7.25%, Current Coupon 8.75%, Secured Debt (Maturity - February 1, 2017) (8)	3,000	2,927	3,000

MultiPlan, Inc. (9)	Managed Healthcare Provider
		LIBOR Plus 3.25%, Current Coupon 4.75%, Secured Debt (Maturity - August 26, 2017) (8)	2,913	2,913	2,893

National Healing Corporation (9)	Wound Care Management
		LIBOR plus 6.75%, Current Coupon 8.25%, Secured Debt (Maturity - November 30, 2017) (8)	2,743	2,611	2,716
		LIBOR plus 10.00%, Current Coupon 11.50%, Secured Debt (Maturity - November 30, 2018) (8)	1,500	1,413	1,500
		Common Equity (Fully diluted 0.02%)		50	50
				4,074	4,266

Northland Cable Television, Inc. (9)	Television Broadcasting
		LIBOR Plus 6.00%, Current Coupon 7.75%, Secured Debt (Maturity - December 30, 2016) (8)	4,919	4,798	4,796

Pacific Architects and Engineers Incorporated (9)	Provider of Contract Support Services
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - April 4, 2017) (8)	3,995	3,920	3,975

Phillips Plastic Corporation (9)	Custom Molder of Plastics and Metals
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - February 12, 2017) (8)	1,741	1,725	1,738

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2012

(in thousands)

(Unaudited)

Portfolio Company	Business Description	Type of Investment (1) (2)	Principal (6)	Cost (6)	Fair Value
Non-Control/Non-Affiliate Investments (5)

Physician Oncology Services, L.P. (9)	Provider of Radiation Therapy and Oncology Services
		LIBOR plus 4.75%, Current Coupon 6.25%, Secured Debt (Maturity - January 31, 2017) (8)	942	934	909

Pierre Foods, Inc. (9)	Foodservice Supplier
		LIBOR plus 5.25%, Current Coupon 7.00%, Secured Debt (Maturity - September 30, 2016) (8)	4,938	4,860	4,947
		LIBOR plus 9.50%, Current Coupon 11.25%, Secured Debt (Maturity - September 29, 2017) (8)	2,000	1,941	2,018
				6,801	6,965

Preferred Proppants, LLC (9)	Producer of Sand Based Proppants
		LIBOR plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - December 15, 2016) (8)	4,988	4,870	4,913

Race Point Power, LLC (9)	Electric Utilities / Power Generation
		LIBOR Plus 6.00%, Current Coupon 7.75%, Secured Debt (Maturity - January 11, 2018) (8)	2,238	2,200	2,235

Radio One, Inc. (9)	Radio Broadcasting
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - March 31, 2016) (8)	2,970	2,921	2,954
Shearer’s Foods, Inc. (9)	Manufacturer of Food/ Snacks
		12.00% Current /3.75% PIK Secured Debt (Maturity - March 31, 2016)	4,303	4,222	4,174

SonicWALL, Inc. (9)	IT Security Provider
		LIBOR Plus 6.25%, Current Coupon 8.25%, Secured Debt (Maturity - January 23, 2016) (8)	878	879	883

Sourcehov LLC (9)	Business Process Services
		LIBOR plus 5.38%, Current Coupon 6.63%, Secured Debt (Maturity - April 28, 2017) (8)	2,985	2,892	2,749
		LIBOR plus 9.25%, Current Coupon 10.50%, Secured Debt (Maturity - April 30, 2018) (8)	5,000	4,496	3,963
				7,388	6,712

Speedy Cash Intermediate Holdings Corp. (9)	Consumer Finance
		10.75% Bond (Maturity - May 15, 2018)	2,000	2,000	2,070

Surgery Center Holdings, Inc. (9)	Ambulatory Surgical Centers
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - February 6, 2017) (8)	4,950	4,928	4,690

The Tennis Channel, Inc.	Television-Based Sports Broadcasting
		LIBOR Plus 6% / 4% PIK, Current Coupon with PIK 14%, Secured Debt (Maturity - January 1, 2013) (8)	10,717	11,776	11,776
		Warrants (Fully diluted 0.1%)		235	235
				12,011	12,011

Totes Isotoner Corporation (9)	Weather Accessory Retail
		LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity - July 7, 2017) (8)	4,964	4,874	4,914

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2012

(in thousands)

(Unaudited)

Portfolio Company	Business Description	Type of Investment (1) (2)	Principal (6)	Cost (6)	Fair Value
Non-Control/Non-Affiliate Investments (5)

Tube City IMS Corporation (9) (12)	Steel Mill Services
		LIBOR Plus 4.50%, Current Coupon 5.75%, Secured Debt (Maturity - March 19, 2019) (8)	1,000	990	1,001

Ulterra Drilling Technologies, L.P. (9)	Manufacturer of Oil and Gas Drilling Products
		LIBOR plus 7.50%, Current Coupon 9.50%, Secured Debt (Maturity - June 9, 2016) (8)	6,488	6,375	6,504
		LIBOR plus 7.50%, Current Coupon 9.50%, Secured Debt (Maturity - June 9, 2016) (8)	2,348	2,305	2,333
				8,680	8,837

UniTek Global Services, Inc. (9)	Provider of Outsourced Infrastructure Services
		LIBOR plus 7.50%, Current Coupon 9.00%, Secured Debt (Maturity - April 15, 2018) (8)	6,418	6,245	6,321

Vantage Specialties, Inc. (9)	Manufacturer of Specialty Chemicals
		LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity - February 10, 2018) (8)	4,000	3,922	3,996

VFH Parent LLC (9)	Electronic Trading and Market Making
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - July 8, 2016) (8)	3,889	3,821	3,909

Visant Corporation (9)	School Affinity Stores
		LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity - December 22, 2016) (8)	3,998	3,998	3,911

Vision Solutions, Inc. (9)	Computer Software
		LIBOR plus 4.50%, Current Coupon 6.00%, Secured Debt (Maturity - July 23, 2016) (8)	2,801	2,566	2,579
		LIBOR plus 8.00%, Current Coupon 9.50%, Secured Debt (Maturity - July 23, 2017) (8)	5,000	4,956	4,850
				7,522	7,429

Walter Investment Management Corp. (9) (12)	Real Estate Services
		LIBOR plus 6.25%, Current Coupon 7.75%, Secured Debt (Maturity - June 30, 2016) (8)	2,775	2,725	2,792
		LIBOR plus 11.00%, Current Coupon 12.50%, Secured Debt (Maturity - December 30, 2016) (8)	3,000	2,946	3,080
				5,671	5,872

Willis Group, LLC	Staffing and Recruitment Services
		12% Current / 3% PIK Secured Debt (Maturity - December 19, 2014)	9,000	8,835	8,835

Wyle Services Corporation (9)	Specialized Engineering and Technical Services
		LIBOR Plus 4.25%, Current Coupon 5.75%, Secured Debt (Maturity - March 26, 2017) (8)	3,713	3,693	3,676

Yankee Cable Acquisition, LLC (9)	Broadband Service Provider
		LIBOR Plus 4.50%, Current Coupon 6.50%, Secured Debt (Maturity - August 26, 2016) (8)	3,790	3,746	3,782

Subtotal Non-Control/Non-Affiliate Investments (46.2% of total investments at fair value)				313,646	313,334

Main Street Capital Partners, LLC (Investment Manager)	Asset Management
		100% of Membership Interests		2,668	202

Total Portfolio Investments, March 31, 2012				599,807	664,299

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2012

(in thousands)

(Unaudited)

Portfolio Company	Business Description	Type of Investment (1) (2)	Principal (6)	Cost (6)	Fair Value
Marketable Securities and Idle Funds Investments

Comstock Resources Inc. Bond (12)	Investments in Marketable Securities and Diversified, Registered Bond Funds
		8.38% Bond (Maturity - October 15, 2017)	2,000	1,907	1,945

Fairfield Redevelopment Bond (12)
		9.50% Bond (Maturity - March 1, 2021)	1,085	1,101	1,180

General Motors Company (12)
		Preferred stock (0.59% cumulative) (7)		255	213

NRG Energy Inc Bond (12)
		8.00% Bond (Maturity - June 15, 2017)	2,000	2,024	2,015

San Diego Redevelopment Bond (12)
		7.38% Bond (Maturity - September 1, 2037)	275	275	285

Stanton Redevelopment Tax Bond (12)
		9.00% Bond (Maturity - December 1, 2021)	980	1,012	1,026

Stora Enso OYJ Bond (12)
		7.25% Bond (Maturity - April 15, 2036)	1,900	1,533	1,663

Toll Road Investors Partnership II, LP Bond (12)
		Zero Coupon Bond (Maturity - February 15, 2033)	7,500	1,649	1,541

United Refining Company Bond (12)
		10.50% Bond (Maturity - February 28, 2017)	3,990	3,967	4,120

Other Marketable Securities and Idle Funds Investments (11) (12)				343	357

Subtotal Marketable Securities and Idle Funds Investments (2.1% of total investments at fair value)				14,066	14,345

Total Investments, March 31, 2012				$613,873	$678,644

(1)	Debt investments are generally income producing. Equity and warrants are non-income producing, unless otherwise noted.
(2)	See Note C for summary geographic location of portfolio companies.
(3)

Controlled investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”) as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.

(4)	Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as Controlled investments.
(5)	Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.
(6)	Principal is net of prepayments. Cost is net of prepayments and accumulated unearned income.
(7)	Income producing through dividends or distributions.
(8)	Index based floating interest rate is subject to contractual minimum interest rates.
(9)	Middle Market portfolio investment.
(10)	Other Portfolio investment.
(11)	Other Marketable Securities and Idle Funds Investments generally consist of investments in secured and rated debt investments and/or diversified bond funds.
(12)

Investment is not a “qualifying asset” as defined under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets.

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(in thousdands)

Portfolio Company	Business Description	Type of Investment (1) (2)	Principal (6)	Cost (6)	Fair Value
Control Investments (3)

Café Brazil, LLC	Casual Restaurant Group
		12% Secured Debt (Maturity - April 20, 2013)	1,400	1,399	1,400
		Member Units (Fully diluted 41.0%) (7)		42	3,430
				1,441	4,830

California Healthcare Medical Billing, Inc.	Healthcare Services
		12% Secured Debt (Maturity - October 17, 2015)	8,623	8,290	8,528
		Warrants (Fully diluted 21.0%)		1,193	3,380
		Common Stock (Fully diluted 9.6%)		1,177	1,560
				10,660	13,468

CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		14% Secured Debt (Maturity - December 31, 2013)	1,750	1,750	1,750
		Member Units (Fully diluted 40.8%) (7)		1,300	5,570
				3,050	7,320

Ceres Management, LLC (Lambs)	Aftermarket Automotive Services Chain
		14% Secured Debt (Maturity - May 31, 2013)	3,770	3,749	3,749
		9.5% Secured Debt (Lamb’s Real Estate Investment I, LLC) (Maturity - October 1, 2025)	1,115	1,115	1,115
		Member Units (Fully diluted 79.0%)		4,773	1,050
		Member Units (Lamb’s Real Estate Investment I, LLC) (Fully diluted 100%)		625	800
				10,262	6,714

Condit Exhibits, LLC	Tradeshow Exhibits / Custom Displays
		9% Current / 9% PIK Secured Debt (Maturity - July 1, 2013)	4,431	4,406	4,406
		Warrants (Fully diluted 47.9%)		320	560
				4,726	4,966

Currie Acquisitions, LLC	Retail Electric Bikes
		12% Secured Debt (Maturity - March 1, 2015)	4,750	4,112	4,750
		Warrants (Fully diluted 47.3%)		2,566	100
				6,678	4,850

Gulf Manufacturing, LLC	Industrial Metal Fabrication
		9% PIK Secured Debt (Maturity - June 30, 2017)	1,185	1,185	1,185
		Member Units (Fully diluted 34.2%) (7)		2,980	9,840
				4,165	11,025

Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
		12% Secured Debt (Maturity - June 4, 2015)	5,507	4,938	5,230
		Preferred stock (8% cumulative) (7)		1,081	1,081
		Warrants (Fully diluted 34.5%)		718	2,240
				6,737	8,551

Hawthorne Customs and Dispatch Services, LLC	Transportation / Logistics
		Member Units (Fully diluted 47.6%) (7)		589	1,410
		Member Units (Wallisville Real Estate, LLC) (Fully diluted 59.1%) (7)		1,215	1,215
				1,804	2,625

Hydratec, Inc.	Designer and Installer of Micro - Irrigation Systems
		Common Stock (Fully diluted 92.5%) (7)		7,092	12,337

Indianapolis Aviation Partners, LLC	Fixed Base Operator
		12% Secured Debt (Maturity - September 15, 2014)	4,270	4,003	4,120
		Warrants (Fully diluted 30.1%)		1,129	1,650
				5,132	5,770

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(in thousdands)

Portfolio Company	Business Description	Type of Investment (1) (2)	Principal (6)	Cost (6)	Fair Value
Control Investments (3)

Jensen Jewelers of Idaho, LLC	Retail Jewelry Store
		Prime Plus 2%, Current Coupon 5.25%, Secured Debt (Maturity - November 14, 2013) (8)	2,260	2,260	2,260
		13% Current / 6% PIK Secured Debt (Maturity - November 14, 2013)	2,345	2,345	2,345
		Member Units (Fully diluted 60.8%) (7)		811	1,750
				5,416	6,355

Lighting Unlimited, LLC	Commercial and Residential Lighting Products and Design Services
		8% Secured Debt (Maturity - August 22, 2012)	2,000	1,984	1,984
		Preferred Stock (non-voting)		510	510
		Warrants (Fully diluted 7.1%)		54	—
		Common Stock (Fully diluted 70.0%)		100	210
				2,648	2,704

Mid-Columbia Lumber Products, LLC	Manufacturer of Finger - Jointed Lumber Products
		10% Secured Debt (Maturity - December 18, 2014)	1,250	1,250	1,250
		12% Secured Debt (Maturity - December 18, 2014)	3,670	3,670	3,670
		9.5% Secured Debt (Mid - Columbia Real Estate, LLC) (Maturity - May 13, 2025)	1,062	1,062	1,062
		Warrants (Fully diluted 9.2%)		250	890
		Member Units (Fully diluted 42.9%)		812	930
		Member Units (Mid - Columbia Real Estate, LLC) (Fully diluted 50.0%) (7)		250	810
				7,294	8,612

NAPCO Precast, LLC	Precast Concrete Manufacturing
		Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity - February 1, 2013) (8)	3,385	3,376	3,376
		18% Secured Debt (Maturity - February 1, 2013)	5,173	5,142	5,142
		Member Units (Fully diluted 46.3%) (7)		2,975	4,195
				11,493	12,713

NRI Clinical Research, LLC	Clinical Research Center
		14% Secured Debt (Maturity - September 8, 2016)	5,500	5,183	5,183
		Warrants (Fully diluted 12.5%)		252	252
		Member Units (Fully diluted 24.8%)		500	500
				5,935	5,935

NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		12% Secured Debt (Maturity - December 22, 2016)	12,100	11,041	11,041
		Warrants (Fully diluted 12.2%)		817	817
		Member Units (Fully diluted 43.2%)		2,900	2,900
				14,758	14,758

NTS Holdings, Inc.	Trench and Traffic Safety Equipment Rental and Sales
		12% Secured Debt (Maturity - April 30, 2015)	5,770	5,742	5,742
		Preferred Stock (12% cumulative, compounded quarterly) (7)		11,918	11,918
		Common Stock (Fully diluted 72.3%)		1,621	2,140
				19,281	19,800

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
		12% Secured Debt (Maturity - April 1, 2013)	7,974	7,950	7,950
		Common Stock (Fully diluted 48.0%)		1,080	2,270
				9,030	10,220

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(in thousdands)

Portfolio Company	Business Description	Type of Investment (1) (2)	Principal (6)	Cost (6)	Fair Value
Control Investments (3)

Pegasus Research Group, LLC (Televerde)	Telemarketing and Data Services
		13% Current / 3% PIK Secured Debt (Maturity - January 6, 2016)	6,160	6,089	6,089
		Member Units (Fully diluted 43.7%)		1,250	1,250
				7,339	7,339

PPL RVs, Inc.	Recreational Vehicle Dealer
		18% Secured Debt (Maturity - June 10, 2015)	4,235	4,186	4,235
		Common Stock (Fully diluted 51.1%)		2,150	3,980
				6,336	8,215

Principle Environmental, LLC	Noise Abatement Services
		12% Secured Debt (Maturity - February 1, 2016)	4,750	3,766	4,080
		12% Current / 2% PIK Secured Debt (Maturity - February 1, 2016)	3,507	3,450	3,507
		Warrants (Fully diluted 14.6%)		1,200	2,110
		Member Units (Fully diluted 25.0%)		2,000	3,600
				10,416	13,297

River Aggregates, LLC	Processor of Construction Aggregates
		12% Secured Debt (Maturity - March 30, 2016)	3,470	3,227	3,227
		Warrants (Fully diluted 20.0%)		202	100
		Member Units (Fully diluted 40.0%)		550	200
				3,979	3,527

The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
		4.5% Current / 4.5% PIK Secured Debt (Maturity - October 2, 2013)	1,045	1,041	1,041
		6% Current / 6% PIK Secured Debt (Maturity - October 2, 2013)	5,406	5,294	5,294
		Warrants (Fully diluted 47.1%)		896	—
		Member Units (Non-voting)		200	—
				7,431	6,335

Thermal and Mechanical Equipment, LLC	Commercial and Industrial Engineering Services
		Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity - September 25, 2014) (8)	1,272	1,266	1,266
		13% Current / 5% PIK Secured Debt (Maturity - September 25, 2014)	4,053	4,010	4,053
		Member Units (Fully diluted 50.0%) (7)		1,000	5,660
				6,276	10,979

Uvalco Supply, LLC	Farm and Ranch Supply Store
		Member Units (Fully diluted 42.8%) (7)		1,113	3,290

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(in thousdands)

Portfolio Company	Business Description	Type of Investment (1) (2)	Principal (6)	Cost (6)	Fair Value
Control Investments (3)

Van Gilder Insurance Corporation	Insurance Brokerage
		8% Secured Debt (Maturity - January 31, 2013)	1,000	987	987
		8% Secured Debt (Maturity - January 31, 2016)	1,721	1,705	1,705
		13% Secured Debt (Maturity - January 31, 2016)	5,400	4,387	4,387
		Warrants (Fully diluted 10.0%)		1,209	1,209
		Common Stock (Fully diluted 15.5%)		2,500	2,500
				10,788	10,788

Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage
		6.5% Current /6.5% PIK Secured Debt (Maturity - December 23, 2016)	3,000	2,935	2,935
		Series A Prefered Stock (Fully diluted 33.3%)	—	3,000	3,000
		Common Stock (Fully diluted 36.7%)		3,706	—
				9,641	5,935

Ziegler’s NYPD, LLC	Casual Restaurant Group
		Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity - October 1, 2013) (8)	1,000	996	996
		13% Current / 5% PIK Secured Debt (Maturity - October 1, 2013)	4,299	4,270	4,270
		Warrants (Fully diluted 46.6%)		600	400
				5,866	5,666

Subtotal Control Investments (34.9% of total investments at fair value)				206,787	238,924

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(in thousdands)

Portfolio Company	Business Description	Type of Investment (1) (2)	Principal (6)	Cost (6)	Fair Value
Affiliate Investments (4)

American Sensor Technologies, Inc.	Manufacturer of Commercial / Industrial Sensors
		9% Secured Debt (Maturity - May 31, 2012)	3,046	3,039	3,039
		Warrants (Fully diluted 19.6%)		50	3,100
				3,089	6,139

Compact Power Equipment Centers LLC	Equipment / Tool Rental
		6% Current / 6% PIK Secured Debt (Maturity - December 31, 2014)	2,855	2,831	2,831
		8% PIK Secured Debt (Maturity - December 31, 2011)	108	108	108
		Series A Member Units (8% cumulative) (7)		853	853
		Member Units (Fully diluted 10.6%)		1	1
				3,793	3,793

Drilling Info, Inc.	Information Services for the Oil and Gas Industry
		12% Secured Debt (Maturity - November 20, 2014)	8,000	7,065	8,000
		8.75% Secured Debt (Maturity - April 18, 2016)	750	750	750
		Warrants (Fully diluted 4.9%)		1,250	10,360
		Common Stock (Fully diluted 2.4%)		1,335	4,890
				10,400	24,000

East Teak Fine Hardwoods, Inc.	Hardwood Products
		Common Stock (Fully diluted 5.0%)		480	380

Gault Financial, LLC (RMB Capital, LLC)	Purchases and Manages Liquidation of Distressed Assets
		14% Secured Debt (Maturity - November 21, 2016)	10,500	9,897	9,897
		Warrants (Fully diluted 22.5%)		400	400
				10,297	10,297

Houston Plating and Coatings, LLC	Plating and Industrial Coating Services
		Member Units (Fully diluted 11.1%) (7)		635	5,990

Integrated Printing Solutions, LLC	Specialty Card Printing
		13% Secured Debt (Maturity - September 23, 2016)	10,000	9,228	9,228
		Warrants (Fully diluted 9.0%)		600	600
				9,828	9,828

IRTH Holdings, LLC	Damage Prevention Technology Information Services
		12% Secured Debt (Maturity - December 29, 2015)	5,084	5,006	5,084
		Member Units (Fully diluted 22.3%)		850	2,480
				5,856	7,564

KBK Industries, LLC	Specialty Manufacturer of Oilfield and Industrial Products
		10% Secured Debt (Maturity - March 31, 2012)	15	15	15
		14% Secured Debt (Maturity - January 23, 2014)	5,250	5,250	5,250
		Member Units (Fully diluted 18.8%) (7)		341	2,800
				5,606	8,065

Laurus Healthcare, LP	Management of Outpatient Cardiac Cath Labs
		9% Secured Debt (Maturity - May 12, 2016)	5,850	5,850	5,850
		Class A and C Units (Fully diluted 13.1%) (7)		80	5,430
				5,930	11,280

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(in thousdands)

Portfolio Company	Business Description	Type of Investment (1) (2)	Principal (6)	Cost (6)	Fair Value
Affiliate Investments (4)

Olympus Building Services, Inc.	Custodial / Facilities Services
		10% Current / 2% PIK Secured Debt (Maturity - March 27, 2014)	2,434	2,306	2,306
		15% PIK Secured Debt (Maturity - March 27, 2014)	994	994	994
		Warrants (Fully diluted 22.5%)		470	70
				3,770	3,370

OnAsset Intelligence, Inc.	Transportation Monitoring / Tracking Services
		12% Secured Debt (Maturity - October 18, 2012)	1,500	916	916
		Preferred Stock (7% cumulative) (Fully diluted 5.75%) (7)		1,577	1,577
		Warrants (Fully diluted 4.0%)		830	830
				3,323	3,323

OPI International Ltd. (11)	Oil and Gas Construction Services
		12% Secured Debt (Maturity - November 30, 2015)	11,520	10,882	11,130
		Warrants (Fully diluted 8.0%)		500	4,100
				11,382	15,230

Radial Drilling Services Inc.	Oil and Gas Technology
		12% Secured Debt (Maturity - November 23, 2016)	4,200	3,367	3,367
		Warrants (Fully diluted 24.0%)		758	758
				4,125	4,125

Samba Holdings, Inc.	Intelligent Driver Record Monitoring Software and Services
		12.5% Secured Debt (Maturity - November 17, 2016)	3,000	2,941	2,941
		Common Stock (Fully diluted 14.7%)		950	950
				3,891	3,891

Schneider Sales Management, LLC	Sales Consulting and Training
		13% Secured Debt (Maturity - October 15, 2013)	3,568	3,488	250
		Warrants (Fully diluted 20.0%)		45	—
				3,533	250

Spectrio LLC	Audio Messaging Services
		8% Secured Debt (Maturity - June 16, 2016)	168	168	168
		12% Secured Debt (Maturity - June 16, 2016)	13,475	13,008	13,340
		Warrants (Fully diluted 9.8%)		887	2,720
				14,063	16,228

SYNEO, LLC	Manufacturer of Specialty Cutting Tools and Punches
		12% Secured Debt (Maturity - July 13, 2016)	5,500	5,374	5,374
		10% Secured Debt (Maturity - May 4, 2026)	1,440	1,412	1,412
		Member Units (Fully diluted 11.1%)		1,000	1,000
				7,786	7,786

Walden Smokey Point, Inc.	Specialty Transportation Provider
		Common Stock (Fully diluted 12.6%)		1,427	4,220

WorldCall, Inc.	Telecommunication / Information Services
		13% Secured Debt (Maturity - April 22, 2012)	646	646	646
		Common Stock (Fully diluted 10.0%)		297	—
				943	646

Subtotal Affiliate Investments (21.4% of total investments at fair value)				110,157	146,405

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(in thousdands)

Portfolio Company	Business Description	Type of Investment (1) (2)	Principal (6)	Cost (6)	Fair Value
Non-Control/Non-Affiliate Investments (5)

Academy, Ltd. (9)	Sporting Goods Stores
		LIBOR Plus 4.50%, Current Coupon 6.00%, Secured Debt (Maturity - August 3, 2018) (8)	3,000	2,989	2,977

Affinity Videonet, Inc.	Video Conferencing and Managed Services
		13% Secured Debt (Maturity - December 31, 2015)	2,000	1,914	2,000
		13% Current / 1% PIK Secured Debt (Maturity - December 31, 2015)	1,132	1,125	1,125
		Warrants (Fully diluted 2.6%)		63	63
				3,102	3,188

API Technologies Corp. (9)	Manufacturer of Electrical Components and Equipment
		LIBOR Plus 6.25%, Current Coupon 7.75%, Secured Debt (Maturity - June 27, 2016) (8)	2,486	2,406	2,374

Arrowhead General Insurance Agency, Inc. (9)	Insurance
		LIBOR plus 5.75%, Current Coupon 7.50%, Secured Debt (Maturity - March 4, 2017) (8)	3,970	3,900	3,932
		LIBOR plus 9.5%, Current Coupon 11.25%, Secured Debt (Maturity - September 30, 2017) (8)	2,000	1,944	2,010
				5,844	5,942

ATI Acquisition I Corp. (9)	Physical Therapy Facilities
		LIBOR Plus 5.50%, Current Coupon 7.50%, Secured Debt (Maturity - March 11, 2016) (8)	2,849	2,812	2,725

Bourland and Leverich Supply Co., LLC (9)	Distributor of Oil and Gas Tubular Goods
		LIBOR Plus 9.00%, Current Coupon 11.00%, Secured Debt (Maturity - August 19, 2015) (8)	4,191	4,028	4,065

Brand Connections, LLC	Venue-Based Marketing and Media
		14% Secured Debt (Maturity - April 30, 2015)	6,761	6,639	6,639

Brickman Group Holdings, Inc. (9)	Commercial Landscape Services
		LIBOR Plus 5.50%, Current Coupon 7.25%, Secured Debt (Maturity - October 14, 2016) (8)	1,990	1,962	1,997

Business Development Corporation of America (10) (11)	Investment Management
		LIBOR plus 3.50%, Current Coupon 3.77%, Secured Debt (Maturity - January 14, 2013)	5,900	5,900	5,900

Carestream Health, Inc. (9)	Medical Imaging Products
		LIBOR Plus 3.50%, Current Coupon 5.00%, Secured Debt (Maturity - February 25, 2017) (8)	2,985	2,704	2,690

Centerplate, Inc. (9)	Food and Catering Services
		LIBOR Plus 8.50%, Current Coupon 10.50%, Secured Debt (Maturity - September 16, 2016) (8)	2,970	2,896	2,966

CHI Overhead Doors, Inc. (9)	Manufacturer of Overhead Garage Doors
		LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity - August 17, 2017) (8)	2,494	2,446	2,462
		LIBOR Plus 9.50%, Current Coupon 11.00%, Secured Debt (Maturity - February 17, 2018) (8)	2,500	2,452	2,463
				4,898	4,925

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(in thousdands)

Portfolio Company	Business Description	Type of Investment (1) (2)	Principal (6)	Cost (6)	Fair Value
Non-Control/Non-Affiliate Investments (5)

Diversified Machine, Inc. (9)	Automotive Component Supplier
		LIBOR plus 7.75%, Current Coupon 9.25%, Secured Debt (Maturity - November 28, 2017) (8)	2,000	1,960	2,001

EnCap Energy Capital Fund VIII, L.P. (10) (11)	Investment Partnership
		LP Interests (Fully diluted 0.2%)		709	709

Fairway Group Acquisition Company (9)	Retail Grocery
		LIBOR plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - March 3, 2017) (8)	7,463	7,403	7,253

Flexera Software LLC (9)	Software Licensing
		LIBOR Plus 9.75%, Current Coupon 11.00%, Secured Debt (Maturity - September 30, 2018) (8)	3,000	2,765	2,790

Fram Group Holdings, Inc. (9)	Manufacturer of Automotive Maintenance Products
		LIBOR plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - July 29, 2017) (8)	998	993	998
		LIBOR plus 9.00%, Current Coupon 10.50%, Secured Debt (Maturity - January 29, 2018) (8)	1,000	995	968
				1,988	1,966

Golden Nugget, LLC (9)	Hotel and Gaming
		LIBOR Plus 8.50%, Current Coupon 10.00%, Secured Debt (Maturity - May 24, 2016) (8)	10,000	9,636	9,450

Gundle/SLT Environmental, Inc. (9)	Manufacturer of Geosynthetic Lining Products
		LIBOR plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity - May 27, 2016) (8)	2,985	2,958	2,940
		LIBOR Plus 9.50%, Current Coupon 13.00%, Secured Debt (Maturity - November 23, 2016) (8)	4,000	3,926	3,980
				6,884	6,920

Hayden Acquisition, LLC	Manufacturer of Utility Structures
		8% Secured Debt (Maturity - January 1, 2012)	1,800	1,781	—

Helm Financial Corporation (9)	Railcar Leasing
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - June 1, 2017) (8)	1,985	1,967	1,940

Henniges Automotive Holdings, Inc. (9)	Auto Parts
		LIBOR Plus 10.00%, Current Coupon 12.00%, Secured Debt (Maturity - October 28, 2016) (8)	2,833	2,785	2,785

HMS Income LLC (10) (11)	Investment Management
		LIBOR plus 3.00%, Current Coupon 3.27%, Secured Debt (Maturity - December 12, 2012)	7,500	7,500	7,500

HOA Restaurant Group, LLC (9)	Casual Restaurant Group
		11.25% Bond (Maturity - April 1, 2017)	2,000	2,000	1,865

Il Fornaio Corporation (9)	Casual Restaurant Group
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - June 10, 2017) (8)	1,985	1,976	1,978

Ipreo Holdings LLC (9)	Application Software for Capital Markets
		LIBOR Plus 6.50%, Current Coupon 8.00%, Secured Debt (Maturity - August 5, 2017) (8)	4,239	4,160	4,144

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(in thousdands)

Portfolio Company	Business Description	Type of Investment (1) (2)	Principal (6)	Cost (6)	Fair Value
Non-Control/Non-Affiliate Investments (5)

Ivy Hill Middle Market Credit Fund III, Ltd. (9) (11)	Asset Management
		LIBOR Plus 6.50%, Current Coupon 6.77%, Secured Debt (Maturity - January 15, 2022)	2,000	1,659	1,658

JJ Lease Funding Corp. (9)	Apparel Retail
		LIBOR Plus 8.50%, Current Coupon 10.00%, Secured Debt (Maturity - April 29, 2017) (8)	3,950	3,842	3,160

Kadmon Pharmaceuticals, LLC (9)	Biopharmaceutical Products
		LIBOR Plus 13.00%, Current Coupon 15.00%, Secured Debt (Maturity - October 31, 2012) (8)	6,000	5,899	6,255

Lawson Software, Inc. (9)	Application Software
		LIBOR Plus 5.25%, Current Coupon 6.75%, Secured Debt (Maturity - July 5, 2017) (8)	4,988	4,801	4,875

Liqui-Box, Inc. (9)	Supplier of Specialty Packaging
		LIBOR plus 5.25%, Current Coupon 6.75%, Secured Debt (Maturity - December 29, 2017) (8)	3,000	2,955	2,985

Media Holdings, LLC (9) (11)	Internet Traffic Generator
		LIBOR plus 13.00%, Current Coupon 15.00%, Secured Debt (Maturity - April 28, 2014) (8)	5,000	5,129	5,000

Medpace Intermediateco, Inc. (9)	Clinical Trial Development and Execution
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - June 17, 2017) (8)	4,975	4,905	4,726

Megapath, Inc. (9)	Communications Technology
		LIBOR plus 10.00%, Current Coupon 12.00%, Secured Debt (Maturity - November 3, 2015) (8)	3,600	3,541	3,546

Metropolitan Health Networks, Inc. (9) (11)	Healthcare Network Provider
		LIBOR plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity - October 4, 2016) (8)	2,000	1,971	1,940
		LIBOR plus 11.75%, Current Coupon 13.50%, Secured Debt (Maturity - October 4, 2017) (8)	3,250	3,187	3,185
				5,158	5,125

Milk Specialties Company (9)	Processor of Nutrition Products
		LIBOR plus 7.00%, Current Coupon 8.50%, Secured Debt (Maturity - December 27, 2017) (8)	4,000	3,880	3,900
		LIBOR plus 13.00%, Current Coupon 14.50%, Secured Debt (Maturity - December 27, 2018) (8)	1,000	960	965
				4,840	4,865

Miramax Film NY, LLC (9)	Motion Picture Producer and Distributor
		Class B Units (Fully diluted 0.2%)		500	500

Mood Media Corporation (9) (11)	Music Provider
		LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity - May 6, 2018) (8)	2,985	2,956	2,779

MultiPlan, Inc. (9)	Managed Healthcare Provider
		LIBOR Plus 3.25%, Current Coupon 4.75%, Secured Debt (Maturity - August 26, 2017) (8)	2,956	2,956	2,821

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(in thousdands)

Portfolio Company	Business Description	Type of Investment (1) (2)	Principal (6)	Cost (6)	Fair Value
Non-Control/Non-Affiliate Investments (5)

National Healing Corporation (9)	Wound Care Management
		LIBOR plus 6.75%, Current Coupon 8.25%, Secured Debt (Maturity - November 30, 2017) (8)	2,750	2,614	2,653
		LIBOR plus 10.00%, Current Coupon 11.50%, Secured Debt (Maturity - November 30, 2018) (8)	1,500	1,411	1,433
		Common Equity (Fully diluted 0.02%)		50	50
				4,075	4,136

Northland Cable Television, Inc. (9)	Television Broadcasting
		LIBOR Plus 6.00%, Current Coupon 7.75%, Secured Debt (Maturity - December 30, 2016) (8)	4,950	4,823	4,802

Ocwen Financial Corporation (9) (11)	Residential and Commercial Loan Services
		LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity - September 1, 2016) (8)	4,750	4,660	4,685

Pacific Architects and Engineers Incorporated (9)	Provider of Contract Support Services
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - April 4, 2017) (8)	3,995	3,917	3,875

Phillips Plastic Corporation (9)	Custom Molder of Plastics and Metals
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - February 12, 2017) (8)	1,750	1,733	1,737

Physician Oncology Services, L.P. (9)	Provider of Radiation Therapy and Oncology Services
		LIBOR plus 4.75%, Current Coupon 6.25%, Secured Debt (Maturity - January 31, 2017) (8)	942	934	904

Pierre Foods, Inc. (9)	Foodservice Supplier
		LIBOR plus 5.25%, Current Coupon 7.00%, Secured Debt (Maturity - September 30, 2016) (8)	4,950	4,868	4,945
		LIBOR plus 9.50%, Current Coupon 11.25%, Secured Debt (Maturity - September 29, 2017) (8)	2,000	1,939	1,995
				6,807	6,940

Preferred Proppants, LLC (9)	Producer of Sand Based Proppants
		LIBOR plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - December 15, 2016) (8)	5,000	4,877	4,889

Race Point Power, LLC (9)	Electric Utilities / Power Generation
		LIBOR Plus 6.00%, Current Coupon 7.75%, Secured Debt (Maturity - January 11, 2018) (8)	4,658	4,576	4,617

Radio One, Inc. (9)	Radio Broadcasting
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - March 31, 2016) (8)	2,978	2,925	2,775

Shearer’s Foods, Inc. (9)	Manufacturer of Food/ Snacks
		12.00% Current /3.75% PIK Secured Debt (Maturity - March 31, 2016)	4,262	4,179	4,092

SonicWALL, Inc. (9)	IT Security Provider
		LIBOR Plus 6.25%, Current Coupon 8.25%, Secured Debt (Maturity - January 23, 2016) (8)	1,072	1,073	1,074

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(in thousdands)

Portfolio Company	Business Description	Type of Investment (1) (2)	Principal (6)	Cost (6)	Fair Value
Non-Control/Non-Affiliate Investments (5)

Sourcehov LLC (9)	Business Process Services
		LIBOR plus 5.38%, Current Coupon 6.63%, Secured Debt (Maturity - April 28, 2017) (8)	2,993	2,896	2,526
		LIBOR plus 9.25%, Current Coupon 10.50%, Secured Debt (Maturity - April 30, 2018) (8)	3,000	2,872	2,505
				5,768	5,031

Speedy Cash Intermediate Holdings Corp. (9)	Consumer Finance
		10.75% Bond (Maturity - May 15, 2018)	2,000	2,000	2,010

Surgery Center Holdings, Inc. (9)	Ambulatory Surgical Centers
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - February 6, 2017) (8)	4,963	4,940	4,628

The Tennis Channel, Inc.	Television-Based Sports Broadcasting
		LIBOR Plus 6% / 4% PIK, Current Coupon with PIK 14%, Secured Debt (Maturity - January 1, 2013) (8)	10,610	11,450	11,450
		Warrants (Fully diluted 0.1%)		235	235
				11,685	11,685

Totes Isotoner Corporation (9)	Weather Accessory Retail
		LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity - July 7, 2017) (8)	4,976	4,883	4,839

Ulterra Drilling Technologies, L.P. (9)	Manufacturer of Oil and Gas Drilling Products
		LIBOR plus 7.50%, Current Coupon 9.50%, Secured Debt (Maturity - June 9, 2016) (8)	6,572	6,452	6,441
		LIBOR plus 7.50%, Current Coupon 9.50%, Secured Debt (Maturity - June 9, 2016) (8)	1,848	1,803	1,754
				8,255	8,195

UniTek Global Services, Inc. (9)	Provider of Outsourced Infrastructure Services
		LIBOR plus 7.50%, Current Coupon 9.00%, Secured Debt (Maturity - April 15, 2018) (8)	6,434	6,256	6,304

VFH Parent LLC (9)	Electronic Trading and Market Making
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - July 8, 2016) (8)	4,180	4,103	4,195

Visant Corporation (9)	School Affinity Stores
		LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity - December 22, 2016) (8)	3,998	3,998	3,760

Vision Solutions, Inc. (9)	Computer Software
		LIBOR plus 4.50%, Current Coupon 6.00%, Secured Debt (Maturity - July 23, 2016) (8)	2,838	2,586	2,585
		LIBOR plus 8.00%, Current Coupon 9.50%, Secured Debt (Maturity - July 23, 2017) (8)	5,000	4,955	4,850
				7,541	7,435

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(in thousdands)

Portfolio Company	Business Description	Type of Investment (1) (2)	Principal (6)	Cost (6)	Fair Value
Non-Control/Non-Affiliate Investments (5)

Walter Investment Management Corp. (9) (11)	Real Estate Services
		LIBOR plus 6.25%, Current Coupon 7.75%, Secured Debt (Maturity - June 30, 2016) (8)	2,888	2,833	2,886
		LIBOR plus 11.00%, Current Coupon 12.50%, Secured Debt (Maturity - December 30, 2016) (8)	3,000	2,944	3,036
				5,777	5,922

Willis Group, LLC	Staffing and Recruitment Services
		12% Current / 3% PIK Secured Debt (Maturity - December 19, 2014)	9,000	8,824	8,824

Wyle Services Corporation (9)	Specialized Engineering and Technical Services
		LIBOR Plus 4.25%, Current Coupon 5.75%, Secured Debt (Maturity - March 26, 2017) (8)	3,735	3,715	3,657

Yankee Cable Acquisition, LLC (9)	Broadband Service Provider
		LIBOR Plus 4.50%, Current Coupon 6.50%, Secured Debt (Maturity - August 26, 2016) (8)	3,950	3,902	3,900

Subtotal Non-Control/Non-Affiliate Investments (39.6% of total investments at fair value)				275,061	270,895

Main Street Capital Partners, LLC (Investment Manager) (0.3% of total investments at fair value)	Asset Management
		100% of Membership Interests		4,284	1,869

Total Portfolio Investments, December 31, 2011				596,289	658,093

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(in thousdands)

Portfolio Company	Business Description	Type of Investment (1) (2)	Principal (6)	Cost (6)	Fair Value
Marketable Securities and Idle Funds Investments

A. M. Castle & Co. Bond (11)	Investments in Marketable Securities and Diversified, Registered Bond Funds
		12.75% Bond (Maturity - December 15, 2016)	3,000	2,896	3,015

Fairfield Redevelopment Bond (11)
		9.50% Bond (Maturity - March 1, 2021)	3,085	3,132	3,254

General Motors Company (11)
		Preferred stock (0.59% cumulative) (7)		255	175

Industry Bond (11)
		8.00% Bond (Maturity - January 1, 2020)	3,500	3,668	3,763

Pretium Packaging Bond (11)
		11.50% Bond (Maturity - April 1, 2016)	4,500	4,515	4,410

San Diego Redevelopment Bond (11)
		7.38% Bond (Maturity - September 1, 2037)	275	275	284

Stanton Redevelopment Tax Bond (11)
		9.00% Bond (Maturity - December 1, 2021)	980	1,012	1,024

Stora Enso OYJ Bond (11)
		7.25% Bond (Maturity - April 15, 2036)	5,700	4,596	4,646

Toll Road Investors Partnership II, LP Bond (11)
		Zero Coupon Bond (Maturity - February 15, 2033)	7,500	1,620	1,940

United Refining Company Bond (11)
		10.50% Bond (Maturity - February 28, 2017)	3,990	3,966	3,731

Subtotal Marketable Securities and Idle Funds Investments (3.8% of total investments at fair value)				25,935	26,242

Total Investments, December 31, 2011				$622,224	$684,335

(1)	Debt investments are generally income producing. Equity and warrants are non-income producing, unless otherwise noted.
(2)	See Note C for summary geographic location of portfolio companies.
(3)

Controlled investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”) as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.

(4)	Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as Controlled investments.
(5)	Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.
(6)	Principal is net of prepayments. Cost is net of prepayments and accumulated unearned income.
(7)	Income producing through dividends or distributions.
(8)	Index based floating interest rate is subject to contractual minimum interest rates.
(9)	Middle Market portfolio investment.
(10)	Other Portfolio investment.
(11)

Investment is not a “qualifying asset” as defined under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets.

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

On January 7, 2010, MSCC consummated transactions (the “Exchange Offer”) to exchange 1,239,695 shares of its common stock for approximately 88% of the total dollar value of the limited partner interests in Main Street Capital II, LP (“MSC II” and, together with MSMF, the “Funds”). Pursuant to the terms of the Exchange Offer, 100% of the membership interests in the general partner of MSC II, Main Street Capital II GP, LLC (“MSC II GP”), were also transferred to MSCC for no consideration. MSC II commenced operations in January 2006, is an investment fund that operates as an SBIC and is also managed by the Investment Manager.  During the first quarter of 2012, MSCC exchanged 229,634 shares of its common stock to acquire all of the remaining minority ownership in the total dollar value of the MSC II limited partnership interests, including approximately 5% owned by affiliates of MSCC (the “Final MSC II Exchange”).  After the acquisition of these remaining MSC II equity interests, MSCC owns 100% of MSC II as of March 31, 2012.  The Exchange Offer and related transactions, including the transfer of the MSC II GP interests and the Final MSC II Exchange, are collectively termed the “Exchange Offer Transactions.”

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

2.                                      Basis of Presentation

Main Street’s financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). For the three months ended March 31, 2012 and 2011, Main Street’s consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries, including the Funds.  Portfolio investments, as used herein, refers to all of Main Street’s investments in LMM portfolio companies, investments in Middle Market portfolio companies, Other Portfolio investments and the investment in the Investment Manager and excludes all “Marketable securities and idle funds investments” (see Note C for additional discussion of Main Street’s portfolio investment composition and definitions for the defined terms LMM, Middle Market and Other Portfolio).   The Investment Manager is accounted for as a portfolio investment (see Note D). “Marketable securities and idle funds investments” are classified as financial instruments and are reported separately on Main Street’s Consolidated Balance Sheets and Consolidated Schedule of Investments due to the nature of such investments (see Note B.9).  Main Street’s results of operations for the three months ended March 31, 2012 and 2011, cash flows for the three months ended March 31, 2012 and 2011, and financial position as of March 31, 2012 and December 31, 2011, are presented on a consolidated basis.  The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation.

Certain reclassifications have been made to prior period balances to conform with the current financial statement presentation, including certain investments previously classified as “Marketable securities and idle funds investments” that are now considered a part of the Middle Market portfolio and are now classified as “Non-Control/Non-Affiliate investments.”

The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2011. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.                                      Valuation of Portfolio Investments

Main Street accounts for its LMM portfolio investments, Middle Market portfolio investments, Other Portfolio investments and the investment in the Investment Manager at fair value. As a result, Main Street follows the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification” or “ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires Main Street to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable, and willing and able to transact. With the adoption of this statement, Main Street incorporated the income approach to estimate the fair value of its LMM portfolio debt investments using a yield-to-maturity model.

Main Street’s portfolio strategy calls for it to invest primarily in illiquid securities issued by private, LMM companies as well as debt securities issued by Middle Market companies that are generally larger in size than the LMM companies.  These portfolio investments may be subject to restrictions on resale.  LMM companies generally have no established trading market while Middle Market securities generally have established markets that are not active.  Main Street determines in good faith the fair value of its portfolio investments pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by its Board of Directors and in accordance with the 1940 Act. For LMM portfolio investments, Main Street reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process.  For Middle Market portfolio investments, Main Street generally uses observable inputs such as quoted prices in the valuation process.  Main Street’s valuation policy and process are intended to provide a consistent basis for determining the fair value of the portfolio.

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

Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each LMM portfolio company once a quarter. In addition to its internal valuation process, in arriving at estimates of fair value for portfolio companies, Main Street, among other things, consults with a nationally recognized independent advisor. The nationally recognized independent advisor is generally consulted relative to each LMM portfolio investment at least once in every calendar year, and for new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent advisor on one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in an LMM portfolio company is determined to be insignificant relative to the total investment portfolio. Main Street consulted with its independent advisor in arriving at Main Street’s determination of fair value on a total of 12 LMM portfolio companies for the three months ended March 31, 2012, representing approximately 22% of the total LMM portfolio and investment in the affiliated Investment Manager at fair value as of March 31, 2012.

For valuation purposes, all of Main Street’s Middle Market portfolio investments are non-control investments and are composed of securities for which Main Street does not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company’s board of directors. Main Street primarily uses observable inputs to determine the fair value of these investments through obtaining third party quotes or other independent pricing.

For valuation purposes, all of Main Street’s Other Portfolio investments are non-control investments and are composed of securities for which Main Street generally does not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company’s board of directors.  Similar to the LMM investment portfolio, market quotations for Other Portfolio investments are generally not readily available. Main Street values its Other Portfolio equity investments based on the fair value of the portfolio company as determined by independent third parties and based on Main Street’s proportional ownership in the portfolio company, as well as the financial position and assessed risk of each of these portfolio investments.  Main Street values its

Other Portfolio debt investments based on the income approach and generally uses a yield approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments.

Due to the inherent uncertainty in the valuation process, Main Street’s determination of fair value may differ materially from the values that would have been used had a ready market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. Main Street determines the fair value of each individual investment and records changes in fair value as unrealized appreciation or depreciation.

Main Street uses a standard internal portfolio investment rating system in connection with its investment oversight, portfolio management/analysis and investment valuation procedures for its LMM portfolio companies. This system takes into account both quantitative and qualitative factors of the LMM portfolio company and the investments held therein.

The Board of Directors of Main Street has the final responsibility for reviewing and approving, in good faith, Main Street’s determination of the fair value for its portfolio investments consistent with the 1940 Act requirements.  Main Street believes its portfolio investments as of March 31, 2012 and December 31, 2011 approximate fair value as of those dates based on the market in which Main Street operates and other conditions in existence at those reporting periods.

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

Main Street holds debt and preferred equity instruments in its investment portfolio that contain payment-in-kind (“PIK”) interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of dividends in arrears may be deferred until such time as the preferred equity is redeemed. To maintain RIC tax treatment (as discussed below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash.  For the three months ended March 31, 2012 and 2011, (i) approximately 3.9% and 4.5%, respectively, of our total investment income was attributable to PIK interest income and (ii) approximately 2.0% and 2.9%, respectively, of our total investment income was attributable to cumulative dividend income.

As of March 31, 2012, Main Street had no investments with positive fair value on non-accrual status and two fully impaired investments which comprised approximately 0.9% of the total portfolio investments at cost, excluding the investment in the affiliated Investment Manager.  As of December 31, 2011, Main Street had one investment with positive fair value on non-accrual status, which comprised less than 0.1% of the total portfolio investments at fair value and, together with another fully impaired investment, comprised approximately 0.9% of the total portfolio investments at cost, in each case excluding the investment in the affiliated Investment Manager.

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

4.                                      Unearned Income — Debt Origination Fees, Original Issue Discount and Discounts / Premiums to Par Value

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

Main Street may also purchase debt securities at a discount or at a premium to the par value of the debt security.  When Main Street purchases a debt security at a discount to the par value of the debt security, Main Street records the par value of the debt security net of the discount, and the discount is accreted into interest income based on the effective interest method over the life of the debt investment.  When Main Street purchases a debt security at a premium to the par value of the debt security, Main Street records the premium as incremental to the par value of the debt security, and the premium is amortized as a reduction to interest income based on the effective interest method over the life of the debt.  To maintain RIC tax treatment (as discussed below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income.

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

9.                                      Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Main Street believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, marketable securities, receivables, accounts payable and accrued liabilities approximate the fair values of such items. Marketable securities and idle funds investments may include investments in certificates of deposit, U.S. government agency securities, independently rated debt investments, and diversified bond funds. The fair value determination for these investments under the provisions of ASC 820 generally consists of Level 2 observable inputs.

The SBIC debentures provide a strategic advantage due to their flexible structure, long-term duration, and low fixed interest rates. As part of the Exchange Offer, Main Street elected the fair value option under ASC 825, Financial Instruments (“ASC 825”) relating to accounting for debt obligations at their fair value, for those SBIC debentures acquired (the “Acquired Debentures”) as part of the acquisition accounting related to the Exchange Offer. In order to provide for a more consistent basis of presentation, Main Street has elected and will continue to elect the fair value option for SBIC debentures issued by MSC II subsequent to the Exchange Offer. Once the fair value option is elected for a given SBIC debenture, the deferred loan costs associated with the debenture are fully expensed in the current period to “Net Change in Unrealized Appreciation (Depreciation) — SBIC debentures” as part of the fair value adjustment. Interest incurred in connection with SBIC debentures which are valued at fair value is expensed.

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

As a result of the Exchange Offer which left a minority portion of MSC II’s equity interests owned by certain non-Main Street entities, the net earnings attributable to the remaining externally owned noncontrolling interest in MSC II are excluded from all per share amounts presented, and the per share amounts only reflect the net earnings attributable to Main Street’s ownership interest in MSC II.  During the first quarter of 2012, MSCC completed the Final MSC II Exchange to acquire all of the minority portion of MSC II’s equity interests not already owned by MSCC.  For the three months ended March 31, 2012 and 2011, the following table provides a reconciliation of Net Investment Income and Net Realized Income excluding amounts related to the noncontrolling interest in MSC II that remained owned by non-Main Street entities for each period.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net Investment Income	$12,849	$7,392
Noncontrolling interest share of Net Investment Income	(62)	(157)
Net Investment Income attributable to common stock	12,787	7,235

Total net realized gain from investments	8,138	—
Noncontrolling interest share of net realized (gain) from investments	(3)	—
Net Realized Income attributable to common stock	$20,922	$7,235

Net Investment Income per share -
Basic and diluted	$0.48	$0.38
Net Realized Income per share -
Basic and diluted	$0.78	$0.38

Weighted average shares outstanding -
Basic and diluted	26,871,084	19,217,690

11.                               Recently Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurements (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a significant impact on Main Street’s financial condition and results of operations.

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

As of March 31, 2012 and December 31, 2011, Main Street’s Middle Market portfolio investments and marketable securities and idle funds investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments primarily consisted of observable inputs in non-active markets. As a result, most of Main Street’s Middle Market portfolio investments and marketable securities and idle funds investments were categorized as Level 2 as of March 31, 2012 and December 31, 2011.

As of March 31, 2012 and December 31, 2011, all of Main Street’s LMM portfolio and Other Portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s LMM portfolio and Other Portfolio investments were categorized as Level 3.

The fair value determination of each LMM portfolio and Other Portfolio investment required one or more of the following unobservable inputs:

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

•                  Contractual rights, obligations or restrictions associated with the investment; and

•                  Other factors deemed relevant.

The significant unobservable inputs used in the fair value measurement of Main Street’s LMM equity securities are (i) EBITDA multiples and (ii) the weighted average cost of capital (“WACC”).  Significant increases (decreases) in EBITDA multiple inputs in isolation would result in a significantly higher (lower) fair value measurement.  On the contrary, significant increases (decreases) in WACC inputs in isolation would result in a significantly lower (higher) fair value measurement.  The significant unobservable inputs used in the fair value measurement of Main Street’s LMM debt securities and Other Portfolio debt securities are (i) risk adjusted discount factors used in the yield valuation technique described above and (ii) loss severity adjustments used to estimate the percentage of expected principal recovery.  Significant increases (decreases) in any of these yield valuation inputs in isolation would result in a significantly lower (higher) fair value measurement.  However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral, and not presented in the table below.

The following table provides a summary of the significant unobservable inputs used to fair value Main Street’s Level 3 portfolio investments as of March 31, 2012:

Type of Investment	Fair Value at March 31, 2012 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average

Equity investments	$148,768	Discounted cash flow	Weighted average cost of capital	12.0%	–	20.0%	15.2%
		Market comparable / Enterprise Value	EBITDA multiple	4.5x	–	6.5x (1)	5.7	x

Debt investments	$267,923	Discounted cash flow	Expected principal recovery	0.0%	–	100.0%	98.1%
			Risk adjusted discount factor	7.1%	–	19.8% (1)	13.9%

(1) Range excludes outliers that are greater than one standard deviation from the mean.

The following table provides a summary of changes in fair value of Main Street’s Level 3 portfolio investments for the three months ended March 31, 2012 (amounts in thousands):

						Net	Net
		Transfers Into	Accretion of	Redemptions/		Changes from	Unrealized
Type of	December 31, 2011	Level 3	Unearned	Repayments/	New	Unrealized	Appreciation	March 31, 2012
Investment	Fair Value	Hierarchy	Income	Exits (1)	Investments (1)	to Realized	(Depreciation)	Fair Value
Debt	$260,190	$11,450	$2,600	$(29,190)	$30,881	$—	$(1,944)	$273,987
Equity	113,920	—	—	(13,877)	1,775	(519)	6,953	108,252
Equity warrants	43,269	235	—	(3,816)	—	(6,644)	1,206	34,250
Investment Manager (2)	1,869	—	—	(1,616)	—	—	(51)	202
	$419,248	$11,685	$2,600	$(48,499)	$32,656	$(7,163)	$6,164	$416,691

(1) Includes the impact of non-cash conversions

(2) Reflects the adjustment to the investment in the Investment Manager in connection with the acquisition of the remaining externally owned MSC II equity interests.

As of March 31, 2012 and December 31, 2011, the fair value determination for the SBIC debentures recorded at fair value primarily consisted of unobservable inputs.  As a result, the SBIC debentures which are recorded at fair value were categorized as Level 3.  Main Street determines the fair value of these instruments primarily using a yield approach that analyzes the discounted cash flows of interest and principal for each SBIC debenture recorded at fair value based on estimated market interest rates for debt instruments of similar structure, terms, and maturity.  Main Street’s estimate of the expected repayment date of principal for each SBIC debenture recorded at fair value is the legal maturity date of the instrument, as Main Street generally does not intend to repay its SBIC debentures prior to maturity.

The significant unobservable inputs used in the fair value measurement of Main Street’s SBIC debentures recorded at fair value are the estimated market interest rates used to fair value each debenture using the yield valuation technique described above.  Significant increases (decreases) in the yield valuation inputs in isolation would result in a significantly lower (higher) fair value measurement.

The following table provides a summary of the significant unobservable inputs used to fair value Main Street’s Level 3 SBIC debentures at fair value as of March 31, 2012:

	Fair Value at March 31, 2012 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average

SBIC Debentures	$76,586	Discounted cash flow	Estimated market interest rates	9.1% - 10.0%	9.5%

The following table provides a summary of changes for the Level 3 SBIC Debentures recorded at fair value for the three months ended March 31, 2012 (amounts in thousands):

				Net
				Unrealized
Type of	December 31, 2011		New SBIC	(Appreciation)	March 31, 2012
Instrument	Fair Value	Repayments	Debentures	Depreciation	Fair Value
SBIC Debentures at fair value	$76,887	$—	$—	$(301)	$76,586

At March 31, 2012 and December 31, 2011, Main Street’s investments and SBIC Debentures at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At March 31, 2012	Fair Value	(Level 1)	(Level 2)	(Level 3)

LMM portfolio investments	$388,070	$—	$—	$388,070
Middle Market portfolio investments	250,972	—	246,121	4,851
Other Portfolio investments	25,055		1,487	23,568
Investment in affiliated Investment Manager	202	—	—	202

Total portfolio investments	664,299	—	247,608	416,691

Marketable securities and idle funds investments	14,345	—	14,345	—

Total investments	$678,644	$—	$261,953	$416,691

SBIC Debentures at fair value	$76,586	$—	$—	$76,586

		Fair Value Measurements
		(in thousands)
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At December 31, 2011	Fair Value	(Level 1)	(Level 2)	(Level 3)

LMM portfolio investments	$415,664	$—	$11,685	$403,979
Middle Market portfolio investments	226,451	—	226,451	—
Other Portfolio investments	14,109		709	13,400
Investment in affiliated Investment Manager	1,869	—	—	1,869

Total portfolio investments	658,093	—	238,845	419,248

Marketable securities and idle funds investments	26,242	—	26,242	—

Total investments	$684,335	$—	$265,087	$419,248

For the three months ended March 31, 2012, there was one portfolio company investment transfer from the Level 2 to the Level 3 fair value hierarchy, totaling $12.0 million at both fair value and cost as of March 31, 2012.

Portfolio Investment Composition

Main Street’s lower middle market (“LMM”) portfolio investments principally consist of secured debt, equity warrants and direct equity investments in privately held, LMM companies based in the United States.  Main Street’s LMM portfolio companies generally have annual revenues between $10 million and $150 million and our LMM investments generally range in size from $5 million to $25 million.  The LMM debt investments are typically secured by either a first or second lien on the assets of the portfolio company, primarily bear interest at fixed rates, and generally mature between five and seven years from the original investment date.  In most LMM portfolio companies, Main Street usually receives nominally priced equity warrants and/or makes direct equity investments in connection with a debt investment.

Main Street’s middle market (“Middle Market”) portfolio investments primarily consist of direct or secondary purchases of interest-bearing debt securities in companies based in the United States that are generally larger in size than the LMM companies included in Main Street’s LMM portfolio.  Main Street’s Middle Market portfolio companies generally have annual revenues between $150 million and $1.5 billion.  Main Street’s Middle Market portfolio debt investments are generally secured by either a first or second priority lien on the assets of the company and have an expected duration of between three and five years.

Main Street’s other portfolio (“Other Portfolio”) investments primarily consist of investments which are not consistent with the typical profiles for LMM and Middle Market portfolio investments, including investments which may be managed by third parties.

Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could be highly concentrated among several portfolio companies. For the three months ended March 31, 2012, Main Street recorded investment income from one LMM portfolio company in excess of 10% of total LMM investment income.  Investment income from that LMM portfolio company represented approximately 10.4% of the total LMM investment income for the period.  For the three months ended March 31, 2012, Main Street did not record investment income from any single Middle Market portfolio company in excess of 10% of total Middle Market investment income.  For the three months ended March 31, 2011, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

As of March 31, 2012, Main Street had debt and equity investments in 53 LMM portfolio companies with an aggregate fair value of $388.1 million, with a total cost basis of approximately $322.3 million, and a weighted average annual effective yield on its LMM debt investments of approximately 14.9%. Approximately 77% of Main Street’s total LMM portfolio investments at cost were in the form of debt investments and 98% of such debt investments at cost were secured by first priority liens on the assets of Main Street’s LMM portfolio companies as of March 31, 2012. At March 31, 2012, Main Street had equity ownership in approximately 92% of its LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 33%.  As of December 31, 2011, Main Street had debt and equity investments in 54 LMM portfolio companies with an aggregate fair value of $415.7 million, with a total cost basis of approximately $349.0 million, and a weighted average annual effective yield on its LMM debt investments of approximately 14.8%.   The weighted average annual yields were computed using the effective interest rates for all debt investments as of March 31, 2012 and December 31, 2011, including amortization of deferred debt origination fees and accretion of original issue discount but excluding liquidation fees payable upon repayment and any debt investments on non-accrual status.

As of March 31, 2012, Main Street had Middle Market portfolio investments in 62 companies collectively totaling approximately $251.0 million in fair value with a total cost basis of approximately $249.8 million. The weighted average revenues for the 62 Middle Market portfolio company investments were approximately $476 million.  Main Street’s Middle Market portfolio investments are primarily in the form of debt investments and 86% of such debt investments at cost were secured by first priority liens on portfolio company assets as of March 31, 2012. The weighted average annual effective yield on Main Street’s Middle Market portfolio debt investments was approximately 9.2% as of March 31, 2012.  As of December 31, 2011, Main Street had Middle Market portfolio investments in 57 companies collectively totaling approximately $226.5 million in fair value with a total cost basis of approximately $228.9 million. The weighted average revenues for the 57 Middle Market portfolio company investments were approximately $473 million.  The weighted average annual effective yield on Main Street’s Middle Market portfolio debt investments was approximately 9.5% as of December 31, 2011.  The weighted average annual yields were computed using the effective interest rates for all debt investments as of March 31, 2012 and December 31, 2011, including amortization of deferred debt origination fees and accretion of original issue discount but excluding liquidation fees payable upon repayment.

As of March 31, 2012, Main Street had Other Portfolio investments in 4 companies collectively totaling approximately $25.1 million in both fair value and cost basis.  As of December 31, 2011, Main Street had Other Portfolio investments in 3 companies collectively totaling approximately $14.1 million in both fair value and cost basis.

Summaries of the composition of Main Street’s LMM investment portfolio, Middle Market investment portfolio, and total combined LMM and Middle Market investment portfolio at cost and fair value by type of investment as a percentage of the total LMM investment portfolio, the total Middle Market investment portfolio, and the total combined LMM and Middle Market investment portfolio are shown in the following table (this information excludes the Other Portfolio investments):

	March 31, 2012			December 31, 2011
Cost:	LMM	Middle Market	Total	LMM	Middle Market	Total
First lien debt	76.0%	85.3%	80.1%	69.5%	81.8%	74.4%
Equity	18.2%	0.3%	10.4%	20.5%	0.2%	12.5%
Second lien debt	1.2%	14.4%	7.0%	5.0%	18.0%	10.1%
Equity warrants	4.6%	0.0%	2.5%	5.0%	0.0%	3.0%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	March 31, 2012			December 31, 2011
Fair Value:	LMM	Middle Market	Total	LMM	Middle Market	Total
First lien debt	62.2%	85.4%	71.4%	57.7%	81.7%	66.2%
Equity	29.3%	0.2%	17.9%	29.0%	0.3%	18.8%
Second lien debt	1.0%	14.4%	6.2%	4.4%	18.0%	9.2%
Equity warrants	7.5%	0.0%	4.5%	8.9%	0.0%	5.8%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The following table shows the LMM investment portfolio, Middle Market investment portfolio, and total combined LMM and Middle Market investment portfolio composition by geographic region of the United States at cost and fair value as a percentage of the total LMM investment portfolio, the total Middle Market investment portfolio, and the total combined LMM and Middle Market investment portfolio (this information excludes the Other Portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	March 31, 2012			December 31, 2011
Cost:	LMM	Middle Market	Total	LMM	Middle Market	Total
Southwest	43.4%	15.4%	31.1%	47.8%	16.4%	35.4%
West	35.2%	9.5%	24.0%	31.9%	13.7%	24.7%
Northeast	3.2%	40.0%	19.3%	3.9%	32.6%	15.2%
Midwest	9.9%	23.8%	16.0%	9.0%	21.6%	14.0%
Southeast	8.3%	11.3%	9.6%	7.4%	15.7%	10.7%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	March 31, 2012			December 31, 2011
Fair Value:	LMM	Middle Market	Total	LMM	Middle Market	Total
Southwest	47.1%	15.2%	34.6%	52.1%	16.2%	39.3%
West	32.6%	9.5%	23.5%	28.9%	13.8%	23.6%
Northeast	3.5%	39.9%	17.8%	3.9%	32.4%	14.0%
Midwest	9.7%	24.1%	15.3%	8.7%	21.9%	13.4%
Southeast	7.1%	11.3%	8.8%	6.4%	15.7%	9.7%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Main Street’s LMM and Middle Market portfolio investments are in companies conducting business in a variety of industries. Set forth below are tables showing the composition of Main Street’s LMM portfolio investments, Middle Market portfolio investments, and total combined LMM and Middle Market portfolio investments by industry at cost and fair value as of March 31, 2012 and December 31, 2011 (this information excludes the Other Portfolio investments):

	March 31, 2012			December 31, 2011
Cost:	LMM	Middle Market	Total	LMM	Middle Market	Total
Energy Equipment and Services	10.5%	8.2%	9.4%	9.2%	7.5%	8.5%
Health Care Providers and Services	7.0%	11.8%	9.1%	6.5%	9.1%	7.5%
Media	9.4%	6.0%	7.9%	8.7%	6.6%	7.9%
Machinery	10.6%	3.1%	7.3%	9.9%	2.1%	6.9%
Commercial Services and Supplies	11.7%	0.0%	6.6%	15.4%	0.9%	9.7%
Software	3.0%	10.3%	6.2%	2.8%	8.4%	5.0%
Specialty Retail	5.9%	5.1%	5.5%	5.3%	5.6%	5.4%
Construction and Engineering	5.8%	3.5%	5.0%	5.3%	0.0%	5.0%
Diversified Consumer Services	4.8%	0.0%	2.7%	2.7%	0.0%	1.6%
Hotels, Restaurants and Leisure	2.2%	2.8%	2.5%	2.1%	7.2%	4.1%
Food and Staples Retailing	0.0%	5.7%	2.5%	0.0%	6.2%	2.5%
Chemicals	0.0%	5.4%	2.4%	0.0%	3.8%	1.5%
Electronic Equipment, Instruments and Components	4.1%	0.0%	2.3%	4.6%	0.0%	2.8%
Construction Materials	1.3%	4.1%	2.3%	1.1%	4.4%	0.7%
Professional Services	3.8%	0.0%	2.2%	3.5%	0.0%	2.1%
Consumer Finance	3.2%	0.8%	2.2%	3.0%	0.9%	2.1%
Insurance	3.3%	0.0%	1.9%	3.1%	2.6%	2.9%
IT Services	0.0%	4.4%	1.9%	0.0%	4.1%	1.6%
Building Products	2.9%	0.0%	1.6%	2.6%	0.0%	1.6%
Food Products	0.0%	3.6%	1.6%	0.0%	3.9%	1.6%
Internet Software and Services	0.4%	3.0%	1.5%	3.0%	0.0%	1.8%
Metals and Mining	0.0%	3.5%	1.5%	0.0%	0.0%	0.0%
Paper and Forest Products	2.6%	0.0%	1.4%	2.2%	0.0%	1.3%
Health Care Equipment and Supplies	2.4%	0.0%	1.4%	2.2%	1.2%	1.8%
Transportation Infrastructure	2.2%	0.0%	1.3%	2.0%	0.0%	1.2%
Pharmaceuticals	0.0%	2.4%	1.0%	0.0%	2.6%	1.0%
Real Estate Management and Development	0.0%	2.3%	1.0%	0.0%	2.5%	1.0%
Internet and Catalog Retail	0.0%	2.1%	0.9%	0.0%	2.2%	0.9%
Biotechnology	0.0%	2.0%	0.9%	0.0%	2.2%	0.8%
Auto Components	0.0%	1.5%	0.7%	0.0%	2.9%	1.2%
Electric Utilities	0.0%	0.9%	0.4%	0.0%	2.0%	0.8%
Thrifts and Mortgage Finance	0.0%	0.0%	0.0%	0.0%	2.0%	0.8%
Other (1)	2.9%	7.5%	4.9%	4.8%	9.1%	6.4%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1) Includes various industries with each industry individually less than 2.0% of the total LMM portfolio, total Middle Market portfolio and combined total LMM and Middle Market portfolio in each period.

	March 31, 2012			December 31, 2011
Fair Value:	LMM	Middle Market	Total	LMM	Middle Market	Total
Energy Equipment and Services	12.9%	8.4%	11.2%	11.2%	7.5%	9.8%
Health Care Providers and Services	8.0%	11.7%	9.5%	7.4%	9.0%	7.9%
Machinery	12.0%	3.2%	8.6%	10.7%	2.2%	7.7%
Media	7.9%	6.0%	7.2%	7.4%	6.5%	7.1%
Commercial Services and Supplies	10.3%	0.0%	6.3%	13.5%	0.9%	9.0%
Software	3.0%	10.5%	5.9%	2.8%	8.4%	4.8%
Construction and Engineering	6.7%	3.5%	5.7%	6.0%	0.0%	5.5%
Specialty Retail	4.1%	4.7%	4.3%	3.8%	5.2%	4.3%
Diversified Consumer Services	5.7%	0.0%	3.5%	3.7%	0.0%	2.4%
Hotels, Restaurants and Leisure	2.6%	2.8%	2.7%	2.5%	7.2%	4.2%
Food and Staples Retailing	0.0%	5.6%	2.2%	0.0%	6.3%	2.2%
Chemicals	0.0%	5.5%	2.1%	0.0%	3.8%	1.3%
Electronic Equipment, Instruments and Components	3.3%	0.0%	2.0%	3.7%	0.0%	2.4%
Internet Software and Services	1.3%	3.0%	2.0%	5.8%	0.0%	3.7%
Construction Materials	1.0%	4.1%	2.0%	0.8%	4.5%	0.5%
Consumer Finance	2.7%	0.8%	1.9%	2.5%	0.9%	1.9%
Trading Companies and Distributors	2.9%	0.0%	1.8%	2.6%	0.0%	1.7%
Insurance	2.8%	0.0%	1.7%	2.6%	2.6%	2.6%
IT Services	0.0%	4.1%	1.6%	0.0%	3.8%	1.4%
Professional Services	2.3%	0.0%	1.4%	2.2%	0.0%	1.4%
Paper and Forest Products	2.4%	0.0%	1.4%	2.2%	0.0%	1.4%
Food Products	0.0%	3.6%	1.4%	0.0%	4.0%	1.4%
Metals and Mining	0.0%	3.6%	1.4%	0.0%	0.0%	0.0%
Transportation Infrastructure	2.2%	0.0%	1.3%	2.0%	0.0%	1.3%
Health Care Equipment and Supplies	2.0%	0.0%	1.2%	1.9%	1.2%	1.6%
Pharmaceuticals	0.0%	2.5%	1.0%	0.0%	2.8%	1.0%
Real Estate Management and Development	0.0%	2.3%	0.9%	0.0%	2.6%	0.9%
Internet and Catalog Retail	0.0%	2.1%	0.8%	0.0%	2.2%	0.8%
Biotechnology	0.0%	1.9%	0.8%	0.0%	2.1%	0.7%
Auto Components	0.0%	1.6%	0.6%	0.0%	3.0%	1.1%
Electric Utilities	0.0%	0.9%	0.3%	0.0%	2.0%	0.7%
Thrifts and Mortgage Finance	0.0%	0.0%	0.0%	0.0%	2.1%	0.7%
Other (1)	3.9%	7.6%	5.3%	4.7%	9.2%	6.6%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1) Includes various industries with each industry individually less than 2.0% of the total LMM portfolio, total Middle Market portfolio and combined total LMM and Middle Market portfolio in each period.

At March 31, 2012 and December 31, 2011, Main Street had no LMM investments that were greater than 10% of its total LMM investment portfolio at fair value, no Middle Market investments that were greater than 10% of its total Middle Market investment portfolio at fair value and no portfolio investments that were greater than 10% of the total investment portfolio at fair value.

NOTE D — WHOLLY OWNED INVESTMENT MANAGER

As part of the Formation Transactions, the Investment Manager became a wholly owned subsidiary of MSCC. However, the Investment Manager is accounted for as a portfolio investment since the Investment Manager is not an investment company and since it conducts a significant portion of its investment management activities for parties outside of MSCC and its consolidated subsidiaries. The Investment Manager receives recurring investment management fees from MSC II pursuant to a separate investment advisory agreement. The payments due under the investment advisory agreement were fixed at $3.3 million per year, paid quarterly, until September 30, 2010. Subsequent to September 30, 2010, under the investment advisory agreement, MSC II is obligated to pay a 2% annualized management fee based upon the MSC II assets under management. Subsequent to the Exchange Offer, the investment in the Investment Manager was reduced to reflect the remaining pro rata portion of the MSC II equity and the related portion of the MSC

II management fees that were not acquired in the Exchange Offer.  Upon completion of the Final MSC II Exchange in the first quarter of 2012, the investment in the Investment Manager was reduced to reflect MSCC’s acquisition of all of the MSC II equity and the related MSC II management fees.  The Investment Manager also receives certain management, consulting and advisory fees for providing these services to third parties (the “External Services”). The portfolio investment in the Investment Manager is accounted for using fair value accounting, with the fair value determined by Main Street and approved, in good faith, by Main Street’s Board of Directors, based on the same valuation methodologies applied to determine the original valuation. The valuation for the Investment Manager is based on the total estimated present value of the net cash flows received for the External Services, over the estimated dollar averaged life of the related investment management, advisory or consulting contract, and is also based on comparable public market transactions. The net cash flows utilized in the valuation of the Investment Manager exclude any revenues and expenses from MSCC and its subsidiaries, but include the revenues attributable to External Services, and are reduced by an estimated allocation of costs related to providing such External Services. Any change in fair value of the investment in the Investment Manager is recognized on Main Street’s statement of operations as “Unrealized appreciation (depreciation) in Investment in affiliated Investment Manager,” with a corresponding increase (in the case of appreciation) or decrease (in the case of depreciation) to “Investment in affiliated Investment Manager” on Main Street’s balance sheet. As part of the Exchange Offer Transactions, the investment in the Investment Manager was reduced by $15.3 million and such reduction was recorded against “Additional paid-in capital” as an adjustment to the original valuation recorded as part of the Formation Transactions. Main Street believes that the valuation for the Investment Manager will generally decrease over the life of the investment management, advisory and consulting contracts attributable to third parties, absent obtaining additional recurring cash flows from performing External Services for other external investment entities or other third parties.

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

Pursuant to the support services agreement with MSCC, the Investment Manager is reimbursed by MSCC for its excess operating expenses associated with providing investment management and other services to MSCC and its subsidiaries, as well as third parties. Each quarter, as part of the support services agreement, MSCC makes payments to cover all cash operating expenses incurred by the Investment Manager, less fees that the Investment Manager receives pursuant to third party long-term investment advisory agreements and consulting agreements. Subsequent to the consolidation of MSC II in connection with the Exchange Offer, the management fees paid by MSC II to the Investment Manager are now included in “Expenses reimbursed to affiliated Investment Manager” on the statements of operations along with any additional net costs reimbursed by MSCC to the Investment Manager pursuant to the support services agreement.  For the three months ended March 31, 2012 and 2011, the expenses reimbursed by MSCC and management fees paid by MSC II to the Investment Manager totaled $2.7 million and $2.1 million, respectively.

In its separate stand-alone financial statements as summarized below, as part of the Formation Transactions the Investment Manager recognized an $18 million intangible asset related to the investment advisory agreement with MSC II consistent with Staff Accounting Bulletin No. 54, Application of “Pushdown” Basis of Accounting in Financial Statements of Subsidiaries Acquired by Purchase (“SAB 54”). Under SAB 54, push-down accounting is required in “purchase transactions that result in an entity becoming substantially wholly owned.” In this case, MSCC acquired 100% of the equity interests in the Investment Manager in the Formation Transactions. Because the $18 million value attributed to MSCC’s investment in the Investment Manager was derived from the long-term, recurring management fees under the investment advisory agreement with MSC II, the same methodology used to determine the $18 million valuation of the Investment Manager in connection with the Formation Transactions was utilized to establish the push-down accounting basis for the intangible asset. The intangible asset is being amortized over the estimated economic life of the investment advisory agreement with MSC II.  For the three months ended March 31, 2012 and 2011, the Investment Manager recognized $0.3 million of amortization expense in each respective period associated with the intangible asset.  Amortization expense is not included in the expenses reimbursed by MSCC to the Investment Manager based upon the support services agreement since it is non-cash and non-operating in nature.

Summarized financial information from the separate financial statements of the Investment Manager is as follows:

	As of March 31,	As of December 31,
	2012	2011
	(in thousands)
	(Unaudited)

Cash	$151	$99
Accounts receivable	42	28
Accounts receivable - MSCC	1,520	4,831
Intangible asset (net of accumulated amortization of $4,704 and $4,392 as of March 31, 2012 and December 31, 2011, respectively)	13,296	13,608
Deposits and other	148	145
Total assets	$15,157	$18,711

Accounts payable and accrued liabilities	$2,006	$5,248
Equity	13,151	13,463
Total liabilities and equity	$15,157	$18,711

	Three Months Ended March 31,
	2012	2011
	(in thousands)
	(Unaudited)

Management fee income from Main Street Capital II	$618	$510
Other management advisory fees	56	45
Total income	674	555

Salaries, benefits and other personnel costs	(2,291)	(1,802)
Occupancy expense	(82)	(81)
Professional expenses	(10)	(66)
Amortization expense - intangible asset	(312)	(286)
Other expenses	(329)	(226)
Expense reimbursement from MSCC	2,038	1,620
Total net expenses	(986)	(841)
Net Loss	$(312)	$(286)

NOTE E — SBIC DEBENTURES

SBIC debentures payable at March 31, 2012 and December 31, 2011 were $220 million.  SBIC debentures provide for interest to be paid semi-annually, with principal due at the applicable 10-year maturity date of each debenture. The weighted average annual interest rate as of March 31, 2012 and December 31, 2011 was 5.1% at both dates. The first principal maturity due under the existing SBIC debentures is in 2013, and the remaining weighted average duration as of March 31, 2012 is approximately 6.4 years.  For the three months ended March 31, 2012, Main Street recognized $2.9 million in interest expense attributable to the SBIC debentures.  In accordance with SBA regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA. The Funds are subject to annual compliance examinations by the SBA. There have been no historical findings resulting from these examinations.

As of March 31, 2012, the recorded value of the SBIC debentures was $201.6 million which consisted of (i) $76.6 million recorded at fair value, or $18.4 million less than the $95.0 million face value of the SBIC debentures held in MSC II, and (ii) $125 million reported at face value and held in MSMF.  As of March 31, 2012, if Main Street had adopted the fair value option under ASC 825 for all of its SBIC debentures, Main Street estimates the fair value of its SBIC debentures would be approximately $178.9 million, or $41.1 million less than the $220 million face value of the SBIC debentures.

NOTE F — CREDIT FACILITY

In December 2011, Main Street expanded its credit facility (the “Credit Facility”) from $210 million to $235 million to provide additional liquidity in support of future investment and operational activities.  The $25 million increase in total commitments included the addition of one new lender relationship which further diversified the lending group to a total of eight participants. The recent increase in total commitments was executed under the accordion feature of the Credit Facility which allows Main Street to increase the total commitments under the facility up to $300 million of total commitments from new or existing lenders on the same terms and conditions as the existing commitments. Borrowings under the Credit Facility bear interest, subject to Main Street’s election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.50% or (ii) the applicable base rate plus 1.50%. Main Street pays unused commitment fees of 0.375% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the assets of the Funds. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining an interest coverage ratio of at least 2.0 to 1.0, (ii) maintaining an asset coverage ratio of at least 2.5 to 1.0, and (iii) maintaining a minimum tangible net worth. The Credit Facility will mature in September 2014. At March 31, 2012, Main Street had $138.0 million in borrowings outstanding under the Credit Facility. For the three months ended March 31, 2012, Main Street recognized $1.0 million in interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs. As of March 31, 2012, the interest rate on the Credit Facility was 2.8%, and Main Street was in compliance with all financial covenants of the Credit Facility.

NOTE G — FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,
Per Share Data:	2012	2011

Net asset value at beginning of period	$15.19	$13.06

Net investment income (1) (3)	0.48	0.38
Net realized gain (loss) from investments (1) (2) (3)	0.30	—
Net change in unrealized appreciation (1) (2) (3)	0.18	0.22
Income tax provision (1) (2) (3)	(0.07)	(0.06)
Net increase in net assets resulting from operations (1)	0.89	0.54
Dividends paid to stockholders	(0.41)	(0.38)
Impact of the net change in monthly dividends declared prior to the end of the period	—	(0.13)
Accretive effect of public stock offerings (issuing shares above NAV per share)	—	0.76
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.03	0.03
Other (4)	0.02	0.02
Net asset value at March 31	$15.72	$13.90

Market value at March 31	$24.63	$18.45
Shares outstanding at March 31	27,061,484	22,947,566

(1)	Based on weighted average number of common shares outstanding for the period.
(2)	Net realized gains or losses, net change in unrealized appreciation or depreciation, and income taxes can fluctuate significantly from period to period.
(3)	Per share amounts are net of the earnings attributable to MSC II noncontrolling interest.
(4)

Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

	Three Months Ended March 31,
	2012	2011
	(in thousands, except percentages)

Net asset value at end of period	$425,536	$319,012
Average net asset value	$415,623	$282,273
Average outstanding debt	$334,750	$241,489
Ratio of total expenses, including income tax expense, to average net asset value (1) (2) (5)	2.31%	2.41%
Ratio of operating expenses to average net asset value (1) (5)	1.85%	2.05%
Ratio of operating expenses, excluding interest expense, to average net asset value (1) (5)	0.93%	1.07%
Ratio of net investment income to average net asset value (1) (5)	3.09%	2.56%
Portfolio turnover ratio (5)	14.73%	4.40%
Total investment return (4) (5)	17.86%	3.42%
Total return based on change in net asset value (3) (5)	5.86%	4.20%

(1)	Ratios are net of amounts attributable to MSC II noncontrolling interest.
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

(4)

Total investment return based on purchase of stock at the current market price on the first day and a sale at the current market price on the last day of each period reported on the table and assumes reinvestment of dividends at prices obtained by the registrant’s dividend reinvestment plan during the period. The return does not reflect sales load.

(5)	Not annualized.

NOTE H — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

Main Street paid monthly dividends of $0.135 per share for each month of January 2012 through March 2012, totaling $10.9 million, or $0.405 per share, for the three month period.  During March 2012, Main Street declared and accrued a $0.140 per share monthly dividend that was paid in April 2012.  For the three months ended March 31, 2011, Main Street paid total monthly dividends of approximately $7.1 million, or $0.375 per share, for the period.

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

The Taxable Subsidiaries hold certain portfolio investments for Main Street. The Taxable Subsidiaries are consolidated with Main Street for financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in Main Street’s consolidated financial statements. The principal purpose of the Taxable Subsidiaries is to permit Main Street to hold equity investments in portfolio companies which are “pass through” entities for tax purposes in order to comply with the “source income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with Main Street for income tax purposes and may generate income tax expense or income tax benefit as a result of their ownership of various portfolio investments. This income tax expense or benefit, if any, is reflected in Main Street’s Consolidated Statement of Operations. For the three months ended March 31, 2012, Main Street recognized an income tax provision of $1.8 million primarily consisting of deferred tax expense related to net unrealized appreciation on certain portfolio investments held by the Taxable Subsidiaries and an accrual for excise taxes on estimated undistributed taxable income as of March 31, 2012.

Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	(amounts in thousands)
	(estimated)
Net increase in net assets resulting from operations	$23,839	$10,323
Share-based compensation expense	581	443
Net realized income allocated to noncontrolling interest	(65)	(157)
Net change in unrealized appreciation on investments	(4,728)	(4,131)
Income tax provision	1,876	1,200
Pre-tax book (income) loss not consolidated for tax purposes	4,035	135
Book income and tax income differences, including debt origination, structuring fees, dividends, and realized gains	1,351	3,932
Estimated taxable income	26,889	11,745
Taxable income earned in prior year and carried forward for distribution in current year	7,934	—
Ordinary taxable income earned in current period and carried forward for distribution	(27,571)	(4,680)
Dividend accrued as of March 31 and paid in April	3,789	2,983
Total distributions accrued or paid to common stockholders	$11,041	$10,048

The net deferred tax liability at March 31, 2012 and December 31, 2011 was $4.8 million and $3.8 million, respectively, and primarily related to timing differences from net unrealized appreciation of portfolio investments held by the Taxable Subsidiaries, partially offset by net loss carryforwards primarily resulting from historical realized losses on portfolio investments held by the Taxable Subsidiaries and basis differences of portfolio investments held by the Taxable Subsidiaries which are “pass through” entities for tax purposes.

NOTE I — COMMON STOCK

In October 2011, Main Street completed a public stock offering of 3,450,000 shares of common stock, including the underwriters’ full exercise of the over-allotment option, at a price to the public of $17.50 per share, resulting in total gross proceeds of approximately $60.4 million, less (i) underwriters’ commissions of approximately $2.7 million and (ii) offering costs of approximately $0.2 million.

In March 2011, Main Street completed a public stock offering of 4,025,000 shares of common stock, including the underwriters’ full exercise of the over-allotment option, at a price to the public of $18.35 per share, resulting in total gross proceeds of approximately $73.8 million, less (i) underwriters’ commissions of approximately $3.3 million and (ii) offering costs of approximately $0.2 million.

NOTE J — DIVIDEND REINVESTMENT PLAN (“DRIP”)

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

For the three months ended March 31, 2012, $2.7 million of the total $10.9 million in dividends paid to stockholders represented DRIP participation. During this period, Main Street satisfied the DRIP participation requirements with the issuance of 117,466 newly issued shares. For the three months ended March 31, 2011, $2.4 million of the total $7.1 million in dividends paid to stockholders represented DRIP participation. During this period, Main Street satisfied the DRIP participation requirements with the issuance of 125,122 newly issued shares. The shares disclosed above relate only to Main Street’s DRIP and exclude any activity related to broker-managed dividend reinvestment plans.

NOTE K — SHARE-BASED COMPENSATION

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

Main Street’s Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2008 Equity Incentive Plan. These shares vest over a four-year period from the grant date. The fair value is expensed over the four-year service period starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street’s Board of Directors and the remaining shares of restricted stock available for issuance as of March 31, 2012.

Restricted stock authorized under the plan	2,000,000
Less restricted stock granted on:
July 1, 2008	(245,645)
July 1, 2009	(99,312)
July 1, 2010	(149,357)
June 20, 2011	(117,728)

Restricted stock available for issuance as of March 31, 2012	1,387,958

The following table summarizes the restricted stock issued to Main Street’s independent directors pursuant to the Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan. These shares vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over a one-year service period starting on the grant date.

Restricted stock authorized under the plan	200,000
Less restricted stock granted on:
July 1, 2008	(20,000)
July 1, 2009	(8,512)
July 1, 2010	(7,920)
June 20, 2011	(6,584)
August 3, 2011	(1,658)

Restricted stock available for issuance as of March 31, 2012	155,326

For the three months ended March 31, 2012 and 2011, Main Street recognized total share-based compensation expense of $0.6 million and $0.4 million, respectively, related to the restricted stock issued to Main Street employees and independent directors.

As of March 31, 2012, there was $3.7 million of total unrecognized compensation expense related to Main Street’s non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 2.5 years as of March 31, 2012.

NOTE L — COMMITMENTS

At March 31, 2012, Main Street had a total of $26.0 million in outstanding commitments comprised of (i) five commitments to fund revolving loans that had not been fully drawn and (ii) two capital commitments that had not been fully called.

NOTE M — SUPPLEMENTAL CASH FLOW DISCLOSURES

Listed below are the supplemental cash flow disclosures for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)

Interest paid	$6,293	$5,089
Taxes paid	$284	$79
Non-cash financing activities:
Shares issued pursuant to the DRIP	$2,701	$2,409

NOTE N — RELATED PARTY TRANSACTIONS

As discussed further in Note D, subsequent to the completion of the Formation Transactions, the Investment Manager is a wholly owned portfolio company of MSCC. At March 31, 2012 and December 31, 2011, the Investment Manager had a receivable of $1.5 million  and $4.8 million respectively due from MSCC related to operating expenses incurred by the Investment Manager required to support Main Street’s business.

NOTE O — SUBSEQUENT EVENTS

During May 2012, Main Street expanded the Credit Facility from $235 million to $277.5 million.  The $42.5 million increase in total commitments included commitment increases by three lenders currently participating in the Credit Facility.  The amended Credit Facility contains an accordion feature that allows for a further increase in total commitments under the facility up to $350 million of total commitments from new and existing lenders on the same terms and conditions as the existing commitments.  The increase in total commitments provides Main Street access to additional financing capacity in support of its future investment and operational activities.

During May 2012, Main Street declared monthly dividends of $0.145 per share for each of July, August and September 2012.  These monthly dividends equal a total of $0.435 per share for the third quarter of 2012.  The third quarter 2012 dividends represent an 11.5% increase from the dividends declared for the third quarter 2011 and a 3.6% increase compared to the second quarter of 2012.  Including the dividends declared for the third quarter of 2012, Main Street will have paid $7.58 per share in cumulative dividends since its October 2007 initial public offering.

During April 2012, Main Street completed a LMM portfolio investment in Bridge Capital Solutions Corporation (“Bridge Capital”).  The investment consists of $5.0 million in first lien, senior secured debt with equity warrant participation.  Headquartered on Long Island in Hauppauge, New York, Bridge Capital is a financial services firm that provides accelerated cash flow solutions to small businesses.  The proceeds of Main Street’s investment were used to refinance certain debt obligations of Bridge Capital and to provide additional liquidity to finance certain growth initiatives and for general working capital purposes.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this section contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Cautionary Statement Concerning Forward Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 9, 2012, for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the consolidated financial statements and related notes and other financial information included in the Annual Report on Form 10-K for the year ended December 31, 2011.

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

On January 7, 2010, MSCC consummated transactions (the “Exchange Offer”) to exchange 1,239,695 shares of its common stock for approximately 88% of the total dollar value of the limited partner interests in Main Street Capital II, LP (“MSC II” and, together with MSMF, the “Funds”). Pursuant to the terms of the Exchange Offer, 100% of the membership interests in the general partner of MSC II, Main Street Capital II GP, LLC (“MSC II GP”), were also transferred to MSCC for no consideration. MSC II commenced operations in January 2006, is an investment fund that operates as an SBIC and is also managed by the Investment Manager.  During the first three months of 2012, MSCC exchanged 229,634 shares of its common stock to acquire all of the remaining minority ownership in the total dollar value of the MSC II limited partnership interests, including approximately 5% owned by affiliates of MSCC (the “Final MSC II Exchange”).  After the acquisition of these remaining MSC II equity interests, MSCC owns 100% of MSC II as of March 31, 2012.  The Exchange Offer and related transactions, including the transfer of the MSC II GP interests and the Final MSC II Exchange, are collectively termed the “Exchange Offer Transactions.”

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

OVERVIEW

We are a principal investment firm primarily focused on providing customized debt and equity financing to lower middle market (“LMM”) companies and debt capital to middle market (“Middle Market”) companies.  Our portfolio investments are typically made to support management buyouts, recapitalizations, growth financings, refinancings and acquisitions of companies that operate in diverse industry sectors.  We seek to partner with entrepreneurs, business owners and management teams and generally provide “one stop” financing alternatives within our LMM portfolio.  We invest primarily in secured debt instruments, equity investments, warrants and other securities of LMM companies based in the United States and in secured debt instruments of Middle Market companies generally headquartered in the United States.  Our principal investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and capital appreciation from our equity and equity related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. Our LMM companies generally have annual revenues between $10 million and $150 million, and our LMM portfolio investments generally range in size from $5 million to $25 million.  Our Middle Market investments are made in businesses that are generally larger in size than our LMM portfolio companies and our Middle Market portfolio companies had weighted average annual revenues of $476 million as of March 31, 2012.  Our other portfolio (“Other Portfolio”) investments primarily consist of investments which are not consistent with the typical profiles for LMM and Middle Market portfolio investments, including investments which may be managed by third parties.

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

As of March 31, 2012, we had debt and equity investments in 53 LMM portfolio companies with an aggregate fair value of $388.1 million, with a total cost basis of approximately $322.3 million, and a weighted average annual effective yield on our LMM debt investments of approximately 14.9%. Approximately 77% of our total LMM portfolio investments at cost were in the form of debt investments and 98% of such debt investments at cost were secured by first priority liens on the assets of our LMM portfolio companies as of March 31, 2012. At March 31, 2012, we had equity ownership in approximately 92% of our LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 33%. As of December 31, 2011, we had debt and equity investments in 54 LMM portfolio companies with an aggregate fair value of $415.7 million with a total cost basis of approximately $349.0 million and a weighted average annual effective yield on our LMM debt investments of approximately 14.8%. The weighted average annual yields were computed using the effective interest rates for all debt investments as of March 31, 2012 and December 31, 2011, including amortization of deferred debt origination fees and accretion of original issue discount but excluding liquidation fees payable upon repayment and any debt investments on non-accrual status.

In addition to our LMM investment strategy, we opportunistically pursue investments in Middle Market companies. Our Middle Market portfolio investments primarily consist of direct or secondary purchases of interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in our LMM portfolio.  Our Middle Market portfolio debt investments are generally secured by either a first or second priority lien on the assets of the company and have an expected duration of between three and five years.

As of March 31, 2012, we had Middle Market portfolio investments in 62 companies collectively totaling approximately $251.0 million in fair value with a total cost basis of approximately $249.8 million. The weighted average revenues for the 62 Middle Market portfolio company investments were approximately $476 million.  Our Middle Market debt investments are primarily in the form of debt investments and 86% of such debt investments at cost were secured by first priority liens on portfolio company assets as of March 31, 2012. The weighted average annual effective yield on our Middle Market portfolio debt investments was approximately 9.2% as of March 31, 2012.  As of December 31, 2011, we had Middle Market portfolio investments in 57 companies collectively totaling approximately $226.5 million in fair value with a total cost basis of approximately $228.9 million. The weighted average revenues for the 57 Middle Market portfolio company investments were approximately $473 million.  The weighted average annual effective yield on our Middle Market portfolio debt investments was approximately 9.5% as of December 31, 2011.  The weighted average annual yields were computed using the effective interest rates for all debt investments as of March 31, 2012 and December 31, 2011, including amortization of deferred debt origination fees and accretion of original issue discount but excluding liquidation fees payable upon repayment.

As of March 31, 2012, we had Other Portfolio investments in 4 companies collectively totaling approximately $25.1 million in both fair value and cost basis.  As of December 31, 2011, we had Other Portfolio investments in 3 companies collectively totaling approximately $14.1 million in both fair value and cost basis.

Our portfolio investments are generally made through MSCC and the Funds.  MSCC and the Funds share the same investment strategies and criteria, although they are subject to different regulatory regimes. An investor’s return in MSCC will depend, in part, on the Funds’ investment returns as MSMF and MSC II are both wholly owned subsidiaries of MSCC.

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

MSCC and its consolidated subsidiaries are internally managed by the Investment Manager, a wholly owned subsidiary, which employs all of the executive officers and other employees of Main Street.  Because the Investment Manager is wholly owned by MSCC, MSCC does not pay any external investment advisory fees, but instead incurs the operating costs associated with employing investment and portfolio management professionals through the Investment Manager.  We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly-traded and privately-held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio.  For the quarter ended March 31, 2012, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 2.0% on an annualized basis, compared to 2.5% on an annualized basis for the quarter ended March 31, 2011 and 2.2% for the year ended December 31, 2011.

For the three months ended March 31, 2012, we paid dividends on a monthly basis totaling $0.405 per share, or $10.9 million.  In March 2012, we declared monthly dividends for the second quarter of 2012 totaling $0.42 per share representing a 7.7% increase compared to the monthly dividends for the second quarter of 2011 and a 3.7% increase compared to the first quarter of 2012.  During 2011, we paid monthly dividends of $1.56 per share for the entire year.  Including the dividends declared for the second quarter of 2012, we will have paid approximately $7.14 per share in cumulative dividends since our October 2007 initial public offering.

At March 31, 2012, we had $89.0 million in cash and cash equivalents and $14.3 million in marketable securities and idle funds investments.  In the second quarter of 2012, we expanded our credit facility (the “Credit Facility”) from $235 million to $277.5 million to provide additional liquidity in support of future investment and operational activities.  The $42.5 million increase in total commitments included commitment increases by three lenders currently participating in the Credit Facility.  The Credit Facility contains an accordion feature that allows for a further increase in total commitments under the facility up to $350 million of total commitments from new and existing lenders on the same terms and conditions as the existing commitments.

In October 2011, we completed a follow-on public stock offering in which we sold 3,450,000 shares of common stock, including the underwriters’ full exercise of the over-allotment option, at a price to the public of $17.50 per share (or approximately 123% of the then latest reported Net Asset Value per share), resulting in total net proceeds of approximately $57.5 million, after deducting underwriters’ commissions and offering costs. In March 2011, we completed a follow-on public stock offering in which we sold 4,025,000 shares of common stock, including the underwriters’ full exercise of the over-allotment option, at a price to the public of $18.35 per share (or approximately 141% of the then latest reported Net Asset Value per share), resulting in total net proceeds of approximately $70.3 million, after deducting underwriters’ commissions and offering costs.

CRITICAL ACCOUNTING POLICIES

Basis of Presentation

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).  For the three months ended March 31, 2012 and 2011, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries, including the Funds.  Portfolio investments, as used herein, refers to all of our portfolio investments in LMM companies, Middle Market portfolio investments, Other Portfolio investments and our investment in the Investment Manager but excludes all of our “Marketable securities and idle funds investments.”  “Marketable securities and idle funds investments” are classified as financial instruments and are reported separately on our Consolidated Balance Sheets and Consolidated Schedule of Investments due to the nature of such investments.  Our results of operations for the three months ended March 31, 2012 and 2011, cash flows for the three months ended March 31, 2012 and 2011 and financial position as of March 31, 2012 and December 31, 2011, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current financial statement presentation, including certain investments previously classified as “Marketable securities and idle funds investments” that are now considered a part of the Middle Market portfolio and are now classified as “Non-Control/Non-Affiliate investments.”

The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2011. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

Portfolio Investment Valuation

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our portfolio investments and the related amounts of unrealized appreciation and depreciation.  As of March 31, 2012 and December 31, 2011, approximately 85% and 89%, respectively, of our total assets represented investments in portfolio companies valued at fair value (including our investment in the Investment Manager). We are required to report our investments at fair value. We follow the provisions of the Accounting Standards Codification (“Codification” or “ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

Our portfolio strategy calls for us to invest primarily in illiquid securities issued by private, LMM companies as well as debt securities issued by middle market companies that are generally larger in size than the LMM companies. Our portfolio also includes Other Portfolio investments which primarily consist of investments which are not consistent with the typical profiles for LMM and Middle Market portfolio investments, including investments which may be managed by third parties. All of our portfolio investments may be subject to restrictions on resale.  LMM companies and Other Portfolio companies generally have no established trading market while Middle Market securities generally have established markets that are not active.  We determine in good faith the fair value of our portfolio investments pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by our Board of Directors and in accordance with the 1940 Act.  For LMM investments, we review external events, including private mergers, sales and acquisitions involving comparable companies, and include these events in the valuation process.  For Other Portfolio investments we generally value such investments based on the fair value of the portfolio company as determined by independent third parties, and based on our proportional ownership in the portfolio company, as well as the financial position and assessed risk of each of these portfolio investments. For Middle Market portfolio debt investments, we generally use observable inputs such as quoted prices in the valuation process.  Our valuation policy and process is intended to provide a consistent basis for determining the fair value of the portfolio.

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

Our Middle Market portfolio investments primarily consist of direct or secondary purchases of interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in our investment portfolio. For valuation purposes, all of our Middle Market portfolio investments are non-control investments and are primarily composed of debt securities for which we do not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company’s board of directors. We primarily use observable inputs to determine the fair value of these investments through obtaining third party quotes or independent pricing.

For valuation purposes, all of our Other Portfolio investments are non-control investments and are composed of securities for which we generally do not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company’s board of directors.  Similar to the LMM investment portfolio, market quotations for Other Portfolio investments are generally not readily available. We value our Other Portfolio equity investments based on the fair value of the portfolio company as determined by independent third parties and based on our proportional ownership in the portfolio company, as well as the financial position and assessed risk of each of these portfolio investments.  We value our Other Portfolio debt investments based on the income approach and generally use a yield approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments.

Due to the inherent uncertainty in the valuation process, our determination of fair value for our LMM and Other Portfolio investments may differ materially from the values that would have been used had a ready market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. We determine the fair value of each individual investment and record changes in fair value as unrealized appreciation or depreciation.

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

PORTFOLIO INVESTMENT COMPOSITION

LMM portfolio investments principally consist of secured debt, equity warrants and direct equity investments in privately held, LMM companies. The LMM debt investments are primarily secured by either a first or second lien on the assets of the portfolio company, generally bear interest at fixed rates, and generally mature between five and seven years from the original investment date.  In most LMM portfolio companies, we also receive nominally priced equity warrants and/or make direct equity investments, usually in connection with a debt investment.

Middle market portfolio investments primarily consist of direct or secondary purchases of interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in our LMM portfolio.  Our Middle Market portfolio debt investments are generally secured by either a first or second priority lien.

Summaries of the composition of our LMM investment portfolio, Middle Market investment portfolio, and total combined LMM and Middle Market investment portfolio at cost and fair value by type of investment as a percentage of the total LMM investment portfolio, the total Middle Market investment portfolio, and the total combined LMM and Middle Market investment portfolio are shown in the following table (this information excludes the Other Portfolio investments):

	March 31, 2012			December 31, 2011
Cost:	LMM	Middle Market	Total	LMM	Middle Market	Total
First lien debt	76.0%	85.3%	80.1%	69.5%	81.8%	74.4%
Equity	18.2%	0.3%	10.4%	20.5%	0.2%	12.5%
Second lien debt	1.2%	14.4%	7.0%	5.0%	18.0%	10.1%
Equity warrants	4.6%	0.0%	2.5%	5.0%	0.0%	3.0%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	March 31, 2012			December 31, 2011
Fair Value:	LMM	Middle Market	Total	LMM	Middle Market	Total
First lien debt	62.2%	85.4%	71.4%	57.7%	81.7%	66.2%
Equity	29.3%	0.2%	17.9%	29.0%	0.3%	18.8%
Second lien debt	1.0%	14.4%	6.2%	4.4%	18.0%	9.2%
Equity warrants	7.5%	0.0%	4.5%	8.9%	0.0%	5.8%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The following table shows the LMM investment portfolio, Middle Market investment portfolio, and total combined LMM and Middle Market investment portfolio composition by geographic region of the United States at cost and fair value as a percentage of total LMM investment portfolio, total Middle Market investment portfolio, and total combined LMM and Middle Market investment portfolio (this information excludes the Other Portfolio investments).  The geographic composition is determined by the location of the corporate headquarters of the portfolio company:

	March 31, 2012			December 31, 2011
Cost:	LMM	Middle Market	Total	LMM	Middle Market	Total
Southwest	43.4%	15.4%	31.1%	47.8%	16.4%	35.4%
West	35.2%	9.5%	24.0%	31.9%	13.7%	24.7%
Northeast	3.2%	40.0%	19.3%	3.9%	32.6%	15.2%
Midwest	9.9%	23.8%	16.0%	9.0%	21.6%	14.0%
Southeast	8.3%	11.3%	9.6%	7.4%	15.7%	10.7%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	March 31, 2012			December 31, 2011
Fair Value:	LMM	Middle Market	Total	LMM	Middle Market	Total
Southwest	47.1%	15.2%	34.6%	52.1%	16.2%	39.3%
West	32.6%	9.5%	23.5%	28.9%	13.8%	23.6%
Northeast	3.5%	39.9%	17.8%	3.9%	32.4%	14.0%
Midwest	9.7%	24.1%	15.3%	8.7%	21.9%	13.4%
Southeast	7.1%	11.3%	8.8%	6.4%	15.7%	9.7%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our LMM and Middle Market portfolio investments are in companies conducting business in a variety of industries. Set forth below are tables showing the composition of our LMM portfolio investments, Middle Market portfolio investments, and total combined LMM and Middle Market portfolio investments by industry at cost and fair value as of March 31, 2012 and December 31, 2011 (this information excludes the Other Portfolio investments):

	March 31, 2012			December 31, 2011
Cost:	LMM	Middle Market	Total	LMM	Middle Market	Total
Energy Equipment and Services	10.5%	8.2%	9.4%	9.2%	7.5%	8.5%
Health Care Providers and Services	7.0%	11.8%	9.1%	6.5%	9.1%	7.5%
Media	9.4%	6.0%	7.9%	8.7%	6.6%	7.9%
Machinery	10.6%	3.1%	7.3%	9.9%	2.1%	6.9%
Commercial Services and Supplies	11.7%	0.0%	6.6%	15.4%	0.9%	9.7%
Software	3.0%	10.3%	6.2%	2.8%	8.4%	5.0%
Specialty Retail	5.9%	5.1%	5.5%	5.3%	5.6%	5.4%
Construction and Engineering	5.8%	3.5%	5.0%	5.3%	0.0%	5.0%
Diversified Consumer Services	4.8%	0.0%	2.7%	2.7%	0.0%	1.6%
Hotels, Restaurants and Leisure	2.2%	2.8%	2.5%	2.1%	7.2%	4.1%
Food and Staples Retailing	0.0%	5.7%	2.5%	0.0%	6.2%	2.5%
Chemicals	0.0%	5.4%	2.4%	0.0%	3.8%	1.5%
Electronic Equipment, Instruments and Components	4.1%	0.0%	2.3%	4.6%	0.0%	2.8%
Construction Materials	1.3%	4.1%	2.3%	1.1%	4.4%	0.7%
Professional Services	3.8%	0.0%	2.2%	3.5%	0.0%	2.1%
Consumer Finance	3.2%	0.8%	2.2%	3.0%	0.9%	2.1%
Insurance	3.3%	0.0%	1.9%	3.1%	2.6%	2.9%
IT Services	0.0%	4.4%	1.9%	0.0%	4.1%	1.6%
Building Products	2.9%	0.0%	1.6%	2.6%	0.0%	1.6%
Food Products	0.0%	3.6%	1.6%	0.0%	3.9%	1.6%
Internet Software and Services	0.4%	3.0%	1.5%	3.0%	0.0%	1.8%
Metals and Mining	0.0%	3.5%	1.5%	0.0%	0.0%	0.0%
Paper and Forest Products	2.6%	0.0%	1.4%	2.2%	0.0%	1.3%
Health Care Equipment and Supplies	2.4%	0.0%	1.4%	2.2%	1.2%	1.8%
Transportation Infrastructure	2.2%	0.0%	1.3%	2.0%	0.0%	1.2%
Pharmaceuticals	0.0%	2.4%	1.0%	0.0%	2.6%	1.0%
Real Estate Management and Development	0.0%	2.3%	1.0%	0.0%	2.5%	1.0%
Internet and Catalog Retail	0.0%	2.1%	0.9%	0.0%	2.2%	0.9%
Biotechnology	0.0%	2.0%	0.9%	0.0%	2.2%	0.8%
Auto Components	0.0%	1.5%	0.7%	0.0%	2.9%	1.2%
Electric Utilities	0.0%	0.9%	0.4%	0.0%	2.0%	0.8%
Thrifts and Mortgage Finance	0.0%	0.0%	0.0%	0.0%	2.0%	0.8%
Other (1)	2.9%	7.5%	4.9%	4.8%	9.1%	6.4%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1)         Includes various industries with each industry individually less than 2.0% of the total LMM portfolio, total Middle Market portfolio and combined total LMM and Middle Market portfolio in each period.

	March 31, 2012			December 31, 2011
Fair Value:	LMM	Middle Market	Total	LMM	Middle Market	Total
Energy Equipment and Services	12.9%	8.4%	11.2%	11.2%	7.5%	9.8%
Health Care Providers and Services	8.0%	11.7%	9.5%	7.4%	9.0%	7.9%
Machinery	12.0%	3.2%	8.6%	10.7%	2.2%	7.7%
Media	7.9%	6.0%	7.2%	7.4%	6.5%	7.1%
Commercial Services and Supplies	10.3%	0.0%	6.3%	13.5%	0.9%	9.0%
Software	3.0%	10.5%	5.9%	2.8%	8.4%	4.8%
Construction and Engineering	6.7%	3.5%	5.7%	6.0%	0.0%	5.5%
Specialty Retail	4.1%	4.7%	4.3%	3.8%	5.2%	4.3%
Diversified Consumer Services	5.7%	0.0%	3.5%	3.7%	0.0%	2.4%
Hotels, Restaurants and Leisure	2.6%	2.8%	2.7%	2.5%	7.2%	4.2%
Food and Staples Retailing	0.0%	5.6%	2.2%	0.0%	6.3%	2.2%
Chemicals	0.0%	5.5%	2.1%	0.0%	3.8%	1.3%
Electronic Equipment, Instruments and Components	3.3%	0.0%	2.0%	3.7%	0.0%	2.4%
Internet Software and Services	1.3%	3.0%	2.0%	5.8%	0.0%	3.7%
Construction Materials	1.0%	4.1%	2.0%	0.8%	4.5%	0.5%
Consumer Finance	2.7%	0.8%	1.9%	2.5%	0.9%	1.9%
Trading Companies and Distributors	2.9%	0.0%	1.8%	2.6%	0.0%	1.7%
Insurance	2.8%	0.0%	1.7%	2.6%	2.6%	2.6%
IT Services	0.0%	4.1%	1.6%	0.0%	3.8%	1.4%
Professional Services	2.3%	0.0%	1.4%	2.2%	0.0%	1.4%
Paper and Forest Products	2.4%	0.0%	1.4%	2.2%	0.0%	1.4%
Food Products	0.0%	3.6%	1.4%	0.0%	4.0%	1.4%
Metals and Mining	0.0%	3.6%	1.4%	0.0%	0.0%	0.0%
Transportation Infrastructure	2.2%	0.0%	1.3%	2.0%	0.0%	1.3%
Health Care Equipment and Supplies	2.0%	0.0%	1.2%	1.9%	1.2%	1.6%
Pharmaceuticals	0.0%	2.5%	1.0%	0.0%	2.8%	1.0%
Real Estate Management and Development	0.0%	2.3%	0.9%	0.0%	2.6%	0.9%
Internet and Catalog Retail	0.0%	2.1%	0.8%	0.0%	2.2%	0.8%
Biotechnology	0.0%	1.9%	0.8%	0.0%	2.1%	0.7%
Auto Components	0.0%	1.6%	0.6%	0.0%	3.0%	1.1%
Electric Utilities	0.0%	0.9%	0.3%	0.0%	2.0%	0.7%
Thrifts and Mortgage Finance	0.0%	0.0%	0.0%	0.0%	2.1%	0.7%
Other (1)	3.9%	7.6%	5.3%	4.7%	9.2%	6.6%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1) Includes various industries with each industry individually less than 2.0% of the total LMM portfolio, total Middle Market portfolio and combined total LMM and Middle Market portfolio in each period.

Our LMM, Middle Market and Other Portfolio investments carry a number of risks including, but not limited to: (1) investing in LMM, Middle Market and Other Portfolio companies which may have limited operating histories and financial resources; (2) holding investments that generally are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment grade debt and equity investments in LMM, Middle Market and Other Portfolio companies.

PORTFOLIO ASSET QUALITY

We utilize an internally developed investment rating system to rate the performance of each LMM portfolio company. Investment Rating 1 represents a LMM portfolio company that is performing in a manner which significantly exceeds expectations.

Investment Rating 2 represents a LMM portfolio company that, in general, is performing above expectations. Investment Rating 3 represents a LMM portfolio company that is generally performing in accordance with expectations. Investment Rating 4 represents a LMM portfolio company that is underperforming expectations. Investments with such a rating require increased monitoring and scrutiny by us. Investment Rating 5 represents a LMM portfolio company that is significantly underperforming. Investments with such a rating require heightened levels of monitoring and scrutiny by us and involve the recognition of significant unrealized depreciation on such investment. All new LMM portfolio investments receive an initial 3 rating.

The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
Investment	Investments at	Percentage of	Investments at	Percentage of
Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
	(Unaudited)
	(dollars in thousands)
1	$133,057	34.4%	$125,505	30.2%
2	93,655	24.1%	119,234	28.7%
3	143,766	37.0%	152,910	36.7%
4	17,591	4.5%	17,765	4.3%
5	—	0.0%	250	0.1%
Totals	$388,069	100.0%	$415,664	100.0%

Based upon our investment rating system, the weighted average rating of our LMM portfolio was approximately 2.1 as of March 31, 2012 and 2.2 as of December 31, 2011.

For the total investment portfolio, as of March 31, 2012, we had no investments with positive fair value on non-accrual status and two fully impaired investments which comprised approximately 0.9% of the total portfolio investments at cost on non-accrual status, excluding the investment in the affiliated Investment Manager.  As of December 31, 2011, we had one investment with positive fair value on non-accrual status, which comprised less than 0.1% of the total portfolio investments at fair value and, together with another fully impaired investment, comprised 0.9% of the total portfolio investments at cost, in each case excluding the investment in the affiliated Investment Manager.

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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2012 and March 31, 2011

	Three Months Ended March 31,		Net Change
	2012	2011	Amount	%
	(dollars in millions)
Total investment income	$20.6	$13.4	$7.2	54%
Total expenses	(7.7)	(6.0)	(1.7)	29%
Net investment income	12.9	7.4	5.5	74%
Net realized gain from investments	8.2	—	8.2	NM
Net realized income	21.1	7.4	13.7	184%
Net change in unrealized appreciation	4.7	4.1	0.6	14%
Income tax provision	(1.9)	(1.2)	(0.7)	56%
Noncontrolling interest	(0.1)	—	(0.1)	NM
Net increase in net assets resulting from operations attributable to common stock	$23.8	$10.3	$13.5	130%

	Three Months Ended March 31,		Net Change
	2012	2011	Amount	%
	(dollars in millions)
Net investment income	$12.9	$7.4	$5.5	74%
Share-based compensation expense	0.5	0.4	0.1	31%
Distributable net investment income (a)	13.4	7.8	5.6	71%
Net realized gain from investments	8.2	—	8.2	NM
Distributable net realized income (a)	$21.6	$7.8	$13.8	175%

Distributable net investment income per share -
Basic and diluted (a) (b)	$0.50	$0.40	$0.10	25%
Distributable net realized income per share -
Basic and diluted (a) (b)	$0.80	$0.40	$0.40	100%

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

(b)         For the three months ended March 31, 2012, per share amounts exclude the earnings attributable to the remaining noncontrolling equity interests in MSC II that remained held by third parties prior to MSCC’s completion of the Final MSC II Exchange.  For the three months ended March 31, 2011, per share amounts exclude the earnings attributable to the remaining noncontrolling equity interests in MSC II not owned by Main Street.

Investment Income

For the three months ended March 31, 2012, total investment income was $20.6 million, a 54% increase over the $13.4 million for the corresponding period of 2011. This comparable period increase was principally attributable to (i) a $6.9 million increase in interest income from higher average levels of both portfolio debt investments and interest-bearing marketable securities investments, (ii) a $0.2 million increase in fee income due to the increased size of the investment portfolio and (iii) a $0.1 million increase in dividend income from portfolio equity investments.  The increase in investment income included (i) $1.8 million of non-recurring investment income associated with repayment and financing activities associated with two LMM portfolio investments and (ii) a $0.3 million increase in investment income associated with higher levels of accelerated prepayment activity for certain Middle Market portfolio debt investments and marketable securities investments.

Expenses

For the three months ended March 31, 2012, total expenses increased by approximately $1.7 million to $7.7 million from $6.0 million in the corresponding period of 2011.  This comparable period increase in expenses was principally attributable to (i) higher interest expense of $1.0 million as a result of the issuance of an additional $30 million in SBIC debentures during the first quarter of 2011 and $10 million in SBIC debentures subsequent to March 31, 2011, and increased borrowing activity under the Credit Facility, (ii) higher share-based compensation expense of $0.1 million related to non-cash amortization for restricted share grants, and (iii) higher compensation and other operating expenses of $0.6 million related to the increase in investment income and portfolio investments compared to the corresponding period of 2011. The ratio of total operating expenses, excluding interest expense, as a percentage of average total assets for the three months ended March 31, 2012 was 2.0% on an annualized basis, compared to 2.5% on an annualized basis for the corresponding period of 2011 and 2.2% for the year ended December 31, 2011.

Distributable Net Investment Income

Distributable net investment income for the three months ended March 31, 2012 increased 71% to $13.4 million, or $0.50 per share, compared with $7.8 million, or $0.40 per share, in the corresponding period of 2011.  The increase in distributable net investment income was primarily due to the higher level of total investment income partially offset by higher interest and other operating expenses, due to the changes discussed above.  Distributable net investment income on a per share basis for the first quarter of 2012 reflects (i) approximately $0.07 per share of investment income attributable to non-recurring investment income associated with two LMM portfolio investments, (ii) approximately $0.01 per share of investment income attributable to higher levels of accelerated prepayment activity for certain Middle Market portfolio debt investments and marketable securities investments and (iii) a greater number of average shares outstanding compared to the corresponding period in 2011 primarily due to the March 2011 and October 2011 follow-on stock offerings.

Net Investment Income

Net investment income for the three months ended March 31, 2012 was $12.9 million, or a 74% increase, compared to net investment income of $7.4 million during the corresponding period of 2011. The increase in net investment income was principally attributable to the increase in total investment income partially offset by the higher interest and other operating expenses discussed above.

Distributable Net Realized Income

Distributable net realized income increased to $21.6 million, or $0.80 per share, in the first quarter of 2012 compared with distributable net realized income of $7.8 million, or $0.40 per share, in the corresponding period of 2011.  This increase was due to (i) the higher level of total distributable net investment income in the first quarter of 2012 and (ii) the higher level of total net realized gain from investments during the first quarter of 2012 compared to the corresponding period of 2011.  The $8.2 million net realized gain from investments during the first quarter of 2012 was primarily attributable to (i) a $9.2 million realized gain recognized on the partial exit of equity investments in one LMM portfolio company, (ii) a realized gain of $1.7 million recognized on the full exit of equity investments in one LMM portfolio company and (iii) $1.0 million of net realized gains related to Middle Market and marketable securities investments, partially offset by (i) a $1.8 million realized loss on the full exit of equity investments in one LMM portfolio company and (ii) a $2.0 million realized loss on a debt investment related to the full exit of an LMM portfolio company.

Net Realized Income

The higher level of net investment income in addition to the change in net realized gain from investments during the three months ended March 31, 2012 resulted in a $13.7 million increase in net realized income compared with the corresponding period of 2011.

Net Increase in Net Assets Resulting from Operations Attributable to Common Stock

For the three months ended March 31, 2012, the $4.7 million net change in unrealized appreciation was principally attributable to (i) unrealized appreciation on 19 LMM portfolio investments totaling $9.6 million, partially offset by unrealized depreciation on 5 LMM portfolio investments totaling $1.7 million, (ii) $3.7 million of net unrealized appreciation on the Middle Market investment portfolio, (iii) accounting reversals of net unrealized appreciation related to the net realized gains recognized during the first quarter of 2012 in the amounts of $7.0 million for portfolio investments and $0.1 million for marketable securities and idle funds investments, (iv) $0.3 million of net unrealized appreciation attributable to SBIC debentures held by MSC II, and (v) $0.1 million in unrealized depreciation attributable to our investment in the affiliated Investment Manager.  The noncontrolling interest of $0.1 million recognized during the first quarter of 2012 reflects the pro rata portion of the net increase in net assets resulting from operations for MSCII attributable to the equity interests in MSCII that were not owned by MSCC prior to MSCC’s completion of the Final MSC II Exchange.  For the first quarter of 2012, we also recognized a net income tax provision of $1.9 million principally related to deferred taxes on net unrealized appreciation of equity investments held in our taxable subsidiaries and an accrual for excise taxes on estimated spillover taxable income as of March 31, 2012.

As a result of these events, our net increase in net assets resulting from operations attributable to common stock during the three months ended March 31, 2012 was $23.8 million, or $0.89 per share, compared with a net increase in net assets resulting from operations attributable to common stock of $10.3 million, or $0.54 per share, in the corresponding period of 2011.

Liquidity and Capital Resources

Cash Flows

For the three months ended March 31, 2012, we experienced a net increase in cash and cash equivalents in the amount of $46.3 million. During that period, we generated $1.9 million of cash from our operating activities, primarily from (i) distributable net investment income,  partially offset by (i) reimbursements to the Investment Manager to cover operating expenses under a support services agreement between MSCC and the Investment Manager, (ii) accretion of unearned income, and (iii) interest payments made on our SBIC debentures and Credit Facility. We generated $20.9 million in net cash from investing activities, principally including (i) $96.1 million in cash proceeds from the repayment of portfolio debt investments and from the exit of portfolio equity investments and (ii) $18.8 million of cash proceeds from the sale of marketable securities and idle funds investments, partially offset by (i) the funding of $88.4 million for new portfolio company investments and the funding of $5.6 million for marketable securities and idle funds investments. During the first three months of 2012, $23.5 million in cash was provided by financing activities, which principally consisted of $31.0 million in net cash proceeds from the Credit Facility, partially offset by $8.2 million in cash dividends paid to stockholders.

For the three months ended March 31, 2011, we experienced a net increase in cash and cash equivalents in the amount of $6.7 million. During that period, we generated $4.1 million of cash from our operating activities, primarily from distributable net investment income partially offset by accretion of unearned income, increases in interest receivable, and semi-annual interest payments made on our SBIC debentures. We used $67.1 million in net cash from investing activities for the three months ended March 31, 2011, principally including the funding of $58.3 million for new portfolio company investments and the funding of $25.0 million for marketable securities and idle funds investments, partially offset by (i) $13.2 million of cash proceeds from the repayment of portfolio debt investments and (ii) $3.0 million from the sale of marketable securities and idle funds investments.  For the first three months of 2011, $69.7 million in cash was provided by financing activities, which principally consisted of (i) $70.3 million in net cash proceeds from a public stock offering in March 2011 and (ii) $30.0 million in cash proceeds from the issuance of SBIC debentures, partially offset by (i) $24.0 million in net repayments under the Credit Facility, (ii) $4.7 million in cash dividends paid to stockholders, and (iii) $1.1 million in deferred loan costs paid in connection with the credit facility and the issuance of additional SBIC debentures.

Capital Resources

As of March 31, 2012, we had $89.0 million in cash and cash equivalents and $14.3 million in marketable securities and idle funds investments, and our net asset value totaled $425.5 million, or $15.72 per share.  In the second quarter of 2012, we expanded our credit facility (the “Credit Facility”) from $235 million to $277.5 million.  The $42.5 million increase in total commitments included commitment increases by three lenders currently participating in the Credit Facility.  The amended Credit Facility contains an accordion feature that allows for a further increase in total commitments under the facility up to $350 million of total commitments from new and existing lenders on the same terms and conditions as the existing commitments.  Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.50% or (ii) the applicable base rate plus 1.50%. We pay unused commitment fees of 0.375% per annum on the average unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the assets of the Funds. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining an interest coverage ratio of at least 2.0 to 1.0, (ii) maintaining an asset coverage ratio of at least 2.5 to 1.0, and (iii) maintaining a minimum tangible net worth. At March 31, 2012, we had $138.0 million in borrowings outstanding under the Credit Facility, bearing interest at an interest rate of 2.8%. As of March 31, 2012, we were in compliance with all financial covenants of the Credit Facility.

In October 2011, we completed a follow-on public stock offering in which we sold 3,450,000 shares of common stock, including the underwriters’ full exercise of the over-allotment option, at a price to the public of $17.50 per share (or approximately 123% of the then latest reported Net Asset Value per share), resulting in total net proceeds of approximately $57.5 million, after deducting underwriters’ commissions and offering costs. In March 2011, we completed a follow-on public stock offering in which we sold 4,025,000 shares of common stock, including the underwriters’ full exercise of the over-allotment option, at a price to the public of $18.35 per share (or approximately 141% of the then latest reported Net Asset Value per share), resulting in total net proceeds of approximately $70.3 million, after deducting underwriters’ commissions and offering costs.

Due to each of the Funds’ status as a licensed SBIC, we have the ability to issue, through the Funds, debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA generally in an amount up to twice its regulatory capital, which effectively approximates the amount of its equity capital. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time. Debentures issued prior to September 2006 were subject to pre-payment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006. On March 31, 2012, we, through the Funds, had $220 million of outstanding indebtedness guaranteed by the SBA, which carried a weighted average annual fixed interest rate of approximately 5.1%. The first maturity related to the SBIC debentures does not occur until 2013, and the remaining weighted average duration is approximately 6.4 years as of March 31, 2012.

We anticipate that we will continue to fund our investment activities through existing cash and cash equivalents, the liquidation of marketable securities and idle funds investments, and a combination of future debt and equity capital. Our primary uses of funds will be investments in portfolio companies, operating expenses and cash distributions to holders of our common stock.

We periodically invest excess cash balances into marketable securities and idle funds investments. The primary investment objective of marketable securities and idle funds investments is to generate incremental cash returns on excess cash balances prior to utilizing those funds for investment in our LMM and Middle Market portfolio investment strategy. Marketable securities and idle funds investments generally consist of debt investments, independently rated debt investments, certificates of deposit with financial institutions, and diversified bond funds. The composition of marketable securities and idle funds investments will vary in a given period based upon, among other things, changes in market conditions, the underlying fundamentals in our marketable securities and idle funds investments, our outlook regarding future LMM and Middle Market portfolio investment needs, and any regulatory requirements applicable to Main Street.

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

Although we have been able to secure access to additional liquidity, including recent public stock offerings, our expanded $277.5 million Credit Facility, and the increase in available leverage through the SBIC program, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

Recently Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurements (Topic 820),  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011.  The adoption of ASU 2011-04 did not have a significant impact on Main Street’s financial condition and results of operations.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At March 31, 2012, we had a total of $26.0 million in outstanding commitments comprised of (i) five commitments to fund revolving loans that had not been fully drawn and (ii) two capital commitments that had not been fully called.

Contractual Obligations

As of March 31, 2012, our future fixed commitments for cash payments in connection with our SBIC debentures for each of the next five years and thereafter are as follows:

							2017 and
	Total	2012	2013 (1)	2014	2015	2016	thereafter
	(dollars in thousands)
SBIC debentures	$220,000	$—	$4,000	$18,000	$23,100	$5,000	$169,900
Interest due on SBIC debentures	67,715	5,617	11,143	10,836	9,480	8,608	22,031
Total	$287,715	$5,617	$15,143	$28,836	$32,580	$13,608	$191,931

(1)          Main Street has received a commitment from the SBA that will allow it to revolve the first $4.0 million debenture due in September 2013.

As of March 31, 2012, we had $138.0 million in borrowings outstanding under our $235 million Credit Facility.  Unless extended, the Credit Facility will mature in September 2014.  The Credit Facility contains two, one year extension options which could extend the maturity to September 2016.

MSCC is obligated to make payments under a support services agreement with the Investment Manager. The Investment Manager is reimbursed for its excess operating expenses associated with providing investment management and other services to MSCC and its subsidiaries, as well as third parties. Each quarter, as part of the support services agreement, MSCC makes payments to cover all cash operating expenses incurred by the Investment Manager, less the recurring management fees that the Investment Manager receives from MSC II pursuant to a long-term investment advisory services agreement and any other fees received from third parties for providing external services.  For the three months ended March 31, 2012 and 2011, the expenses reimbursed by MSCC to the Investment Manager and management fees paid by MSC II were $2.7 million and $2.1 million, respectively.

Related Party Transactions

As discussed further in Note D to the accompanying consolidated financial statements, subsequent to the completion of the Formation Transactions, the Investment Manager is a wholly owned portfolio company of MSCC. At March 31, 2012, the Investment Manager had a receivable of $1.5 million due from MSCC related to operating expenses incurred by the Investment Manager required to support Main Street’s business.

Recent Developments

During May 2012, we expanded the Credit Facility from $235 million to $277.5 million.  The $42.5 million increase in total commitments included commitment increases by three lenders currently participating in the Credit Facility.  The amended Credit Facility contains an accordion feature that allows for a further increase in total commitments under the facility up to $350 million of total commitments from new and existing lenders on the same terms and conditions as the existing commitments.  The increase in total commitments provides us access to additional financing capacity in support of our future investment and operational activities.

During May 2012, we declared monthly dividends of $0.145 per share for each of July, August and September 2012.  These monthly dividends equal a total of $0.435 per share for the third quarter of 2012.  The third quarter 2012 dividends represent an 11.5% increase from the dividends declared for the third quarter 2011 and a 3.6% increase compared to the second quarter of 2012.  Including the dividends declared for the third quarter of 2012, we will have paid $7.58 per share in cumulative dividends since our October 2007 initial public offering.

During April 2012, we completed an LMM portfolio investment in Bridge Capital Solutions Corporation (“Bridge Capital”).  The investment consists of $5.0 million in first lien, senior secured debt with equity warrant participation.  Headquartered on Long Island in Hauppauge, New York, Bridge Capital is a financial services firm that provides accelerated cash flow solutions to small businesses.  The proceeds of our investment were used to refinance certain debt obligations of Bridge Capital and to provide additional liquidity to finance certain growth initiatives and for general working capital purposes.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, marketable securities, and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates.  The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment.  As of March 31, 2012, approximately 52% of our debt investment portfolio (at cost) bore interest at floating rates with 98% of those floating-rate debt investments (at cost) subject to contractual minimum interest rates.  As of March 31, 2012, none of our marketable securities and idle funds investments bore interest at floating rates.  Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the long term interest rates on our outstanding SBIC debentures, which comprise the majority of our outstanding debt, are fixed for the 10-year life of such debt.  As of March 31, 2012, we had not entered into any interest rate hedging arrangements. At March 31, 2012, based on our applicable levels of floating-rate debt investments, a 1% change in interest rates would not have a material effect on our level of interest income from debt investments.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, our President, our Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chairman and Chief Executive Officer, our President, our Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934.  There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, that we filed with the SEC on March 9, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2012, we issued 117,466 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933.  The aggregate value for the shares of common stock issued during the three months ended March 31, 2012, under the dividend reinvestment plan was approximately $2.7 million.

During the three months ended March 31, 2012, we issued a total of 229,634 unregistered shares of our common stock in connection with the Final MSC II Exchange pursuant to the exemption from registration provided by Section 4(2) under the Securities Act of 1933.

Item 6. Exhibits

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit

10.1*

Fourth Amendment to Amended and Restated Credit Agreement dated May 2, 2012 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current Report on Form 8-K filed May 3, 2012 (File No. 1-33723)).

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

Main Street Capital Corporation

Date: May 4, 2012	/s/ Vincent D. Foster
Vincent D. Foster
Chairman and Chief Executive Officer (principal executive officer)

Date: May 4, 2012	/s/ Todd A. Reppert
Todd A. Reppert
President

Date: May 4, 2012	/s/ Dwayne L. Hyzak
Dwayne L. Hyzak
Chief Financial Officer and Senior Managing Director (principal financial officer)

Date: May 4, 2012	/s/ Michael S. Galvan
Michael S. Galvan
Vice President and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).