Form 10-Q
period 2012-06-30
Main Street Capital CORP
filed 2012-08-03
CIK 1396440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the issuer’s common stock as of August 1, 2012 was 31,558,273.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Portfolio investments at fair value:
Control investments (cost: $179,175 and $206,787 as of June 30, 2012 and December 31, 2011, respectively)	$228,903	$238,924
Affiliate investments (cost: $104,677 and $110,157 as of June 30, 2012 and December 31, 2011, respectively)	135,561	146,405
Non-Control/Non-Affiliate investments (cost: $422,174 and $275,061 as of June 30, 2012 and December 31, 2011, respectively)	426,128	270,895
Investment in affiliated Investment Manager (cost: $2,668 and $4,284 as of June 30, 2012 and December 31, 2011, respectively)	202	1,869

Total portfolio investments (cost: $708,694 and $596,289 as of June 30, 2012 and December 31, 2011, respectively)	790,794	658,093
Marketable securities and idle funds investments (cost: $7,925 and $25,935 as of June 30, 2012 and December 31, 2011, respectively)	8,149	26,242

Total investments (cost: $716,619 and $622,224 as of June 30, 2012 and December 31, 2011, respectively)	798,943	684,335

Cash and cash equivalents	31,976	42,650
Interest receivable and other assets	8,099	6,539
Deferred financing costs (net of accumulated amortization of $2,634 and $2,167 as of June 30, 2012 and December 31, 2011, respectively)	3,993	4,168

Total assets	$843,011	$737,692

LIABILITIES

SBIC debentures (par: $220,000 as of June 30, 2012 and December 31,2011; par of $95,000 is recorded at a fair value of $78,396 and $76,887 as of June 30, 2012 and December 31, 2011, respectively)	$203,396	$201,887
Credit facility	88,000	107,000
Interest payable	3,884	3,984
Dividend payable	2,955	2,856
Deferred tax liability, net	5,398	3,776
Payable to affiliated Investment Manager	2,760	4,831
Accounts payable and other liabilities	3,214	2,170

Total liabilities	309,607	326,504
Commitments and contingencies

NET ASSETS

Common stock, $0.01 par value per share (150,000,000 shares authorized; 31,588,654 and 26,714,384 issued and outstanding as of June 30, 2012 and December 31, 2011, respectively)	315	267
Additional paid-in capital	462,462	360,164
Accumulated net investment income, net of cumulative dividends of $88,482 and $79,414 as of June 30, 2012 and December 31, 2011, respectively	29,138	12,531
Accumulated net realized loss from investments, net of cumulative dividends of $27,327 and $13,804 as of June 30, 2012 and December 31, 2011, respectively	(29,159)	(20,445)
Net unrealized appreciation, net of income taxes	70,648	53,194

Total Net Asset Value	533,404	405,711

Noncontrolling interest	—	5,477

Total net assets including noncontrolling interests	533,404	411,188

Total liabilities and net assets	$843,011	$737,692

NET ASSET VALUE PER SHARE	$16.89	$15.19

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$6,083	$6,491	$11,850	$12,216
Affiliate investments	4,141	3,114	9,814	5,283
Non-Control/Non-Affiliate investments	10,101	6,185	18,248	11,614
Total interest, fee and dividend income	20,325	15,790	39,912	29,113
Interest from marketable securities, idle funds and other	517	339	1,489	391
Total investment income	20,842	16,129	41,401	29,504
EXPENSES:
Interest	(4,180)	(3,264)	(8,044)	(6,166)
General and administrative	(554)	(600)	(1,162)	(1,107)
Expenses reimbursed to affiliated Investment Manager	(2,702)	(2,207)	(5,359)	(4,337)
Share-based compensation	(580)	(443)	(1,161)	(886)
Total expenses	(8,016)	(6,514)	(15,726)	(12,496)
NET INVESTMENT INCOME	12,826	9,615	25,675	17,008

NET REALIZED GAIN (LOSS) FROM INVESTMENTS:
Control investments	(96)	—	(2,061)	—
Affiliate investments	(3,732)	—	5,500	—
Non-Control/Non-Affiliate investments	174	—	337	—
Marketable securities and idle funds investments	325	250	1,033	250
Total net realized gain (loss) from investments	(3,329)	250	4,809	250
NET REALIZED INCOME	9,497	9,865	30,484	17,258

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION):
Portfolio investments	17,515	11,472	22,023	15,491
Marketable securities and idle funds investments	(55)	572	(84)	687
SBIC debentures	(1,808)	(2,118)	(1,508)	(2,079)
Investment in affiliated Investment Manager	—	(46)	(51)	(87)
Total net change in unrealized appreciation	15,652	9,880	20,380	14,012

Income tax provision	(996)	(1,963)	(2,872)	(3,163)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	24,153	17,782	47,992	28,107
Noncontrolling interest	—	(158)	(54)	(158)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS ATTRIBUTABLE TO COMMON STOCK	$24,153	$17,624	$47,938	$27,949

NET INVESTMENT INCOME PER SHARE - BASIC AND DILUTED	$0.47	$0.41	$0.94	$0.79
NET REALIZED INCOME PER SHARE - BASIC AND DILUTED	$0.35	$0.42	$1.12	$0.80
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS ATTRIBUTABLE TO COMMON STOCK PER SHARE - BASIC AND DILUTED	$0.88	$0.77	$1.77	$1.32
DIVIDENDS PAID PER SHARE	$0.42	$0.39	$0.83	$0.77
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	27,365,758	23,015,718	27,118,421	21,128,360

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(in thousands, except shares)

(Unaudited)

					Accumulated	Net Unrealized			Total Net
				Accumulated	Net Realized	Appreciation from			Assets
	Common Stock		Additional	Net Investment	Loss From	Investments,			Including
	Number	Par	Paid-In	Income, Net	Investments,	Net of Income	Total Net	Noncontrolling	Noncontrolling
	of Shares	Value	Capital	of Dividends	Net of Dividends	Taxes	Asset Value	Interest	Interest
Balances at December 31, 2010	18,797,444	$188	$224,485	$9,262	$(20,542)	$32,142	$245,535	$4,448	$249,983

Public offering of common stock, net of offering costs	4,025,000	41	70,309	—	—	—	70,350	—	70,350
Share-based compensation	—	—	886	—	—	—	886	—	886
Dividend reinvestment	235,844	2	4,452	—	—	—	4,454	—	4,454
Issuance of restricted stock	124,312	1	(1)	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(110)	(110)
Dividends to stockholders	—	—	—	(18,834)	(208)	—	(19,042)	—	(19,042)
Net increase resulting from operations	—	—	—	17,008	250	10,849	28,107	—	28,107
Noncontrolling interest	—	—	—	—	—	(158)	(158)	158	—

Balances at June 30, 2011	23,182,600	$232	$300,131	$7,436	$(20,500)	$42,833	$330,132	$4,496	334,628

Balances at December 31, 2011	26,714,384	$267	$360,164	$12,531	$(20,445)	$53,194	$405,711	$5,477	$411,188

Public offering of common stock, net of offering costs	4,312,500	43	92,913	—	—	—	92,956	—	92,956
MSC II noncontrolling interest acquisition	229,634	2	5,328	—	—	—	5,330	(5,417)	(87)
Adjustment to investment in Investment Manager related to MSC II noncontrolling interest acquisition	—	—	(1,616)	—	—	—	(1,616)	—	(1,616)
Share-based compensation	—	—	1,161	—	—	—	1,161	—	1,161
Purchase of vested stock for employee payroll tax withholding	(7,858)	—	(199)	—	—	—	(199)	—	(199)
Dividend reinvestment	200,961	2	4,712	—	—	—	4,714	—	4,714
Issuance of restricted stock	139,033	1	(1)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(114)	(114)
Dividends to stockholders	—	—	—	(9,068)	(13,523)	—	(22,591)	—	(22,591)
Net increase resulting from operations	—	—	—	25,675	4,809	17,508	47,992	—	47,992
Noncontrolling interest	—	—	—	—	—	(54)	(54)	54	—

Balances at June 30, 2012	31,588,654	$315	$462,462	$29,138	$(29,159)	$70,648	$533,404	$—	$533,404

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$47,992	$28,107
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized appreciation	(20,380)	(14,012)
Net realized gain from investments	(4,809)	(250)
Accretion of unearned income	(6,405)	(2,699)
Net payment-in-kind interest	(1,529)	(1,160)
Accrued dividends on investments	(133)	(855)
Share-based compensation expense	1,161	886
Amortization of deferred financing costs	467	306
Deferred taxes	1,622	2,912
Changes in other assets and liabilities:
Interest receivable and other assets	(346)	(1,400)
Interest payable	(100)	522
Payable to affiliated Investment Manager	(2,071)	2,222
Accounts payable and other liabilities	553	88
Deferred fees and other	623	738
Net cash provided by operating activities	16,645	15,405

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in portfolio companies	(261,019)	(176,096)
Principal payments received on loans and debt securities in portfolio companies	131,852	47,537
Proceeds from sale of equity investments and related notes in portfolio companies	26,547	376
Investments in marketable securities and idle funds investments	(7,596)	(17,978)
Proceeds from marketable securities and idle funds investments	27,212	1,367
Net cash provided by (used in) investing activities	(83,004)	(144,794)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	92,956	70,350
Distributions to noncontrolling interest	(114)	(110)
Dividends paid to stockholders	(17,528)	(11,574)
Proceeds from issuance of SBIC debentures	—	30,000
Proceeds from credit facility	114,000	99,000
Repayments on credit facility	(133,000)	(65,000)
Payment of deferred loan costs and SBIC debenture fees	(292)	(1,478)
Other	(337)	—
Net cash provided by financing activities	55,685	121,188

Net decrease in cash and cash equivalents	(10,674)	(8,201)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,650	22,334
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,976	$14,133

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2012

(in thousands)

(Unaudited)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Control Investments (5)

Café Brazil, LLC	Casual Restaurant Group
		12% Secured Debt (Maturity - April 20, 2013)	1,000	1,000	1,000
		Member Units (Fully diluted 41.0%) (8)		42	3,530
				1,042	4,530

California Healthcare Medical Billing, Inc.	Outsourced Billing and Revenue Cycle Management
		12% Secured Debt (Maturity - October 17, 2015)	8,103	7,887	8,013
		Warrants (Fully diluted 21.3%)		1,193	3,380
		Common Stock (Fully diluted 9.8%)		1,177	1,560
				10,257	12,953

CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		14% Secured Debt (Maturity - December 31, 2013)	850	850	850
		Member Units (Fully diluted 41.6%) (8)		1,300	6,810
				2,150	7,660

Ceres Management, LLC (Lambs)	Aftermarket Automotive Services Chain
		14% Secured Debt (Maturity - May 31, 2013)	4,000	3,986	3,986
		9.5% Secured Debt (Lamb’s Real Estate Investment I, LLC) (Maturity - October 1, 2025)	1,090	1,090	1,090
		Member Units (Fully diluted 79.0%)		5,273	—
		Member Units (Lamb’s Real Estate Investment I, LLC) (Fully diluted 100%)		625	800
				10,974	5,876

Condit Exhibits, LLC	Tradeshow Exhibits / Custom Displays
		9% Current / 9% PIK Secured Debt (Maturity - July 1, 2013)	4,661	4,643	4,643
		Warrants (Fully diluted 47.9%)		320	320
				4,963	4,963

Gulf Manufacturing, LLC	Manufacturer of Specialty Fabricated Industrial Piping Products
		9% PIK Secured Debt (Maturity - June 30, 2017)	919	919	919
		Member Units (Fully diluted 34.2%) (8)		2,980	12,550
				3,899	13,469

Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
		12% Secured Debt (Maturity - June 4, 2015)	5,024	4,582	4,810
		Preferred Stock (8% cumulative) (8)		1,123	1,123
		Common Equity (Fully diluted 34.5%)		718	2,620
				6,423	8,553

Hawthorne Customs and Dispatch Services, LLC	Facilitator of Import Logistics, Brokerage, and Warehousing
		Member Units (Fully diluted 37.1%) (8)		589	1,610
		Member Units (Wallisville Real Estate, LLC) (Fully diluted 59.1%) (8)		1,215	1,215
				1,804	2,825

Hydratec, Inc.	Designer and Installer of Micro-Irrigation Systems
		Common Stock (Fully diluted 94.2%) (8)		7,094	14,218

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Indianapolis Aviation Partners, LLC	Fixed Base Operator
		12% Secured Debt (Maturity - September 15, 2014)	4,350	4,132	4,200
		Warrants (Fully diluted 30.1%)		1,129	1,650
				5,261	5,850

Jensen Jewelers of Idaho, LLC	Retail Jewelry Store
		Prime Plus 2%, Current Coupon 5.25%, Secured Debt (Maturity - November 14, 2013) (9)	1,843	1,843	1,843
		13% Current / 6% PIK Secured Debt (Maturity - November 14, 2013)	1,912	1,912	1,912
		Member Units (Fully diluted 60.8%) (8)		811	1,750
				4,566	5,505

Lighting Unlimited, LLC	Commercial and Residential Lighting Products and Design Services
		8% Secured Debt (Maturity - August 22, 2012)	2,000	1,996	1,996
		Preferred Stock (non-voting)		510	510
		Warrants (Fully diluted 7.1%)		54	40
		Common Stock (Fully diluted 70.0%) (8)		100	340
				2,660	2,886

Mid-Columbia Lumber Products, LLC	Manufacturer of Finger- Jointed Lumber Products
		10% Secured Debt (Maturity - December 18, 2014)	1,250	1,250	1,250
		12% Secured Debt (Maturity - December 18, 2014)	3,900	3,900	3,900
		9.5% Secured Debt (Mid - Columbia Real Estate, LLC) (Maturity - May 13, 2025)	1,040	1,040	1,040
		Warrants (Fully diluted 9.2%)		250	890
		Member Units (Fully diluted 42.9%)		812	930
		Member Units (Mid - Columbia Real Estate, LLC) (Fully diluted 50.0%) (8)		250	810
				7,502	8,820

NAPCO Precast, LLC	Precast Concrete Manufacturing
		Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity - February 1, 2013) (9)	3,385	3,380	3,380
		18% Secured Debt (Maturity - February 1, 2013)	5,173	5,156	5,156
		Member Units (Fully diluted 44.0%)		2,975	4,195
				11,511	12,731

NRI Clinical Research, LLC	Clinical Research Center
		14% Secured Debt (Maturity - September 8, 2016)	5,001	4,735	4,735
		Warrants (Fully diluted 12.5%)		252	440
		Member Units (Fully diluted 24.8%) (8)		500	870
				5,487	6,045

NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		12% Secured Debt (Maturity - December 22, 2016)	12,100	11,118	11,890
		Warrants (Fully diluted 12.2%)		817	1,170
		Member Units (Fully diluted 43.2%) (8)		2,900	4,153
				14,835	17,213

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
		12% Secured Debt (Maturity - April 1, 2013)	6,667	6,655	6,655
		Common Stock (Fully diluted 48.0%)		1,080	6,000
				7,735	12,655

Pegasus Research Group, LLC (Televerde)	Telemarketing and Data Services
		13% Current / 5% PIK Secured Debt (Maturity - January 6, 2016)	5,491	5,435	5,491
		Member Units (Fully diluted 43.7%) (8)		1,250	1,250
				6,685	6,741

PPL RVs, Inc.	Recreational Vehicle Dealer
		18% Secured Debt (Maturity - June 10, 2015)	4,450	4,407	4,450
		Common Stock (Fully diluted 51.1%)		2,150	5,480
				6,557	9,930

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Principle Environmental, LLC	Noise Abatement Services
		12% Secured Debt (Maturity - February 1, 2016)	4,750	3,851	4,140
		12% Current / 2% PIK Secured Debt (Maturity - February 1, 2016)	3,558	3,496	3,548
		Warrants (Fully diluted 14.6%)		1,200	3,140
		Member Units (Fully diluted 25.0%)		2,000	5,380
				10,547	16,208

River Aggregates, LLC	Processor of Construction Aggregates
		12% Secured Debt (Maturity - March 30, 2016)	3,700	3,479	3,479
		Warrants (Fully diluted 20.0%)		202	—
		Member Units (Fully diluted 40.0%)		550	—
				4,231	3,479

The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
		4.5% Current / 4.5% PIK Secured Debt (Maturity - October 2, 2013)	1,068	1,065	1,065
		6% Current / 6% PIK Secured Debt (Maturity - October 2, 2013)	5,559	5,477	5,477
		Warrants (Fully diluted 74.7%)		896	—
		Member Units (Non-voting)		200	—
				7,638	6,542

Thermal and Mechanical Equipment, LLC	Commercial and Industrial Engineering Services
		Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity - September 25, 2014) (9)	1,272	1,267	1,267
		13% Current / 5% PIK Secured Debt (Maturity - September 25, 2014)	4,053	4,017	4,053
		Member Units (Fully diluted 50.0%) (8)		1,000	6,490
				6,284	11,810

Uvalco Supply, LLC	Farm and Ranch Supply Store
		Member Units (Fully diluted 42.8%) (8)		1,113	3,110

Van Gilder Insurance Corporation	Insurance Brokerage
		8% Secured Debt (Maturity - January 31, 2013)	1,000	993	993
		8% Secured Debt (Maturity - January 31, 2016)	1,545	1,531	1,531
		13% Secured Debt (Maturity - January 31, 2016)	6,150	5,224	5,224
		Warrants (Fully diluted 10.0%)		1,209	1,209
		Common Stock (Fully diluted 15.5%)		2,500	2,500
				11,457	11,457

Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage
		6.5% Current /6.5% PIK Secured Debt (Maturity - December 23, 2016)	3,100	3,038	3,038
		Series A Preferred Stock (Fully diluted 33.3%)		3,000	3,280
		Common Stock (Fully diluted 36.7%)		3,706	100
				9,744	6,418

Ziegler’s NYPD, LLC	Casual Restaurant Group
		Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity - October 1, 2013) (9)	1,000	997	997
		13% Current / 5% PIK Secured Debt (Maturity - October 1, 2013)	5,180	5,159	5,159
		Warrants (Fully diluted 46.6%)		600	300
				6,756	6,456

Subtotal Control Investments (28.7% of total investments at fair value)				179,175	228,903

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2012

(in thousands)

(Unaudited)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Affiliate Investments (6)

American Sensor Technologies, Inc.	Manufacturer of Commercial / Industrial Sensors
		Warrants (Fully diluted 19.6%)		50	3,590

Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions
		13% Secured Debt (Maturity - April 17, 2017)	5,000	4,734	4,734
		Warrants (Fully diluted 7.5%)		200	200
				4,934	4,934

Compact Power Equipment Centers LLC	Equipment / Tool Rental
		6% Current / 6% PIK Secured Debt (Maturity - December 31, 2014)	3,576	3,555	3,555
		8% PIK Secured Debt (Maturity - December 31, 2012)	63	63	63
		Series A Member Units (8% cumulative) (Fully diluted 0.8%) (8)		887	887
		Member Units (Fully diluted 10.6%)		1	1
				4,506	4,506

East Teak Fine Hardwoods, Inc.	Hardwood Products
		Common Stock (Fully diluted 5.0%)		480	380

Gault Financial, LLC (RMB Capital, LLC)	Purchases and Manages Liquidation of Distressed Assets
		14% Secured Debt (Maturity - November 21, 2016)	10,223	9,677	9,677
		Warrants (Fully diluted 22.5%)		400	400
				10,077	10,077

Houston Plating and Coatings, LLC	Plating and Industrial Coating Services
		Member Units (Fully diluted 11.1%) (8)		635	6,980

Integrated Printing Solutions, LLC	Specialty Card Printing
		13% Secured Debt (Maturity - September 23, 2016)	12,500	11,740	11,740
		Preferred Equity (Fully diluted 11.0%)		2,000	2,000
		Warrants (Fully diluted 8.0%)		600	1,340
				14,340	15,080

IRTH Holdings, LLC	Damage Prevention Technology Information Services
		12% Secured Debt (Maturity - December 29, 2015)	3,923	3,868	3,923
		Member Units (Fully diluted 22.3%)		850	2,970
				4,718	6,893

KBK Industries, LLC	Specialty Manufacturer of Oilfield and Industrial Products
		10% Secured Debt (Maturity - December 31, 2012)	833	833	833
		14% Secured Debt (Maturity - January 23, 2014)	5,182	5,182	5,182
		Member Units (Fully diluted 17.9%) (8)		341	4,250
				6,356	10,265

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Laurus Healthcare, LP	Management of Outpatient Cardiac Cath Labs
		9% Secured Debt (Maturity - May 12, 2016)	5,725	5,725	5,725
		Class A and C Units (Fully diluted 13.1%) (8)		80	5,430
				5,805	11,155

Olympus Building Services, Inc.	Custodial / Facilities Services
		10% Current / 2% PIK Secured Debt (Maturity - March 27, 2014)	3,216	3,112	3,112
		15% PIK Secured Debt (Maturity - March 27, 2014)	1,069	1,069	1,069
		Warrants (Fully diluted 22.5%)		470	—
				4,651	4,181

OnAsset Intelligence, Inc.	Transportation Monitoring / Tracking Services
		12% Secured Debt (Maturity - October 18, 2012)	1,500	1,225	1,225
		Preferred Stock (7% cumulative) (Fully diluted 5.75%) (8)		1,633	1,633
		Warrants (Fully diluted 4.0%)		830	640
				3,688	3,498

OPI International Ltd. (12)	Oil and Gas Construction Services
		12% Secured Debt (Maturity - November 30, 2015)	11,750	11,154	11,360
		Common Equity (Fully diluted 9.7%)		1,370	4,970
				12,524	16,330

Radial Drilling Services Inc.	Oil and Gas Technology
		12% Secured Debt (Maturity - November 23, 2016)	4,200	3,423	3,423
		Warrants (Fully diluted 24.0%)		758	758
				4,181	4,181

Samba Holdings, Inc.	Intelligent Driver Record Monitoring Software and Services
		12.5% Secured Debt (Maturity - November 17, 2016)	2,985	2,930	2,930
		Common Stock (Fully diluted 14.7%)		950	1,200
				3,880	4,130

Spectrio LLC	Audio Messaging Services
		8% Secured Debt (Maturity - June 16, 2016)	280	280	280
		12% Secured Debt (Maturity - June 16, 2016)	14,595	14,147	14,440
		Warrants (Fully diluted 9.8%)		887	2,830
				15,314	17,550

SYNEO, LLC	Manufacturer of Specialty Cutting Tools and Punches
		12% Secured Debt (Maturity - July 13, 2016)	4,800	4,699	4,699
		10% Secured Debt (Leadrock Properties, LLC) (Maturity - May 4, 2026)	1,440	1,412	1,412
		Member Units (Fully diluted 11.1%)		1,000	1,000
				7,111	7,111

Walden Smokey Point, Inc.	Specialty Transportation Provider
		Common Stock (Fully diluted 12.6%)		1,427	4,720

Subtotal Affiliate Investments (17.0% of total investments at fair value)				104,677	135,561

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2012

(in thousands)

(Unaudited)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Non-Control/Non-Affiliate Investments (7)

4L Holdings, LLC (10)	Refurbished Office Supplies and Electronics
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - May 7, 2018) (9)	4,938	4,793	4,839

Academy, Ltd. (10)	Sporting Goods Stores
		LIBOR Plus 4.50%, Current Coupon 6.00%, Secured Debt (Maturity - August 3, 2018) (9)	2,985	2,974	3,004

Affinity Videonet, Inc.	Video Conferencing and Managed Services
		13% Secured Debt (Maturity - December 31, 2015)	2,000	1,921	2,000
		13% Current / 1% PIK Secured Debt (Maturity - December 31, 2015)	987	983	983
		Warrants (Fully diluted 2.6%)		63	120
				2,967	3,103

Ameritech College Operations, LLC	For-Profit Nursing and Healthcare College
		18% Secured Debt (Maturity - March 9, 2017)	6,050	5,934	5,934

Aspen Dental Management, Inc. (10)	Dental Practice Management
		LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity - October 6, 2016) (9)	1,985	1,976	1,973

Associated Asphalt Partners, LLC (10)	Liquid Asphalt Supplier
		LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity - March 9, 2018) (9)	9,926	9,756	9,777

ATI Acquisition I Corp. (10)	Physical Therapy Facilities
		LIBOR Plus 5.50%, Current Coupon 7.50%, Secured Debt (Maturity - March 11, 2016) (9)	2,839	2,805	2,799

B. J. Alan Company	Retailer and Distributor of Consumer Fireworks
		12% Current / 2.5% PIK Secured Debt (Maturity - June 22, 2017)	10,006	9,907	9,907

Blackboard, Inc. (10)	Education Software Provider
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - October 4, 2018) (9)	2,985	2,885	2,903
		LIBOR Plus 10.00%, Current Coupon 11.50%, Secured Debt (Maturity - April 4, 2019) (9)	2,000	1,845	1,852
				4,730	4,755

Blue Coat Systems, Inc. (10)	Web Security and WAN Optimization
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - February 15, 2018) (9)	2,000	1,962	1,999
		LIBOR Plus 10.00%, Current Coupon 11.50%, Secured Debt (Maturity - August 15, 2018) (9)	2,000	1,943	2,013
				3,905	4,012

Brand Connections, LLC	Venue-Based Marketing and Media
		14% Secured Debt (Maturity - April 30, 2015)	6,049	5,952	6,049

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Business Development Corporation of America (11) (12)	Investment Management
		LIBOR Plus 3.50%, Current Coupon 3.74%, Secured Debt (Maturity - January 14, 2013)	10,000	10,000	10,000

Calloway Laboratories, Inc. (10)	Health Care Testing Facilities
		LIBOR Plus 11.00% / 3.00% PIK, Current Coupon with PIK 15.00%, Secured Debt (Maturity - September 30, 2013) (9)	5,039	4,899	4,899

CCCG, LLC (10)	Manufacturer of Oil and Gas Equipment
		LIBOR Plus 5.00%, Current Coupon 6.75%, Secured Debt (Maturity - March 31, 2014) (9)	3,369	3,300	3,353

CHI Overhead Doors, Inc. (10)	Manufacturer of Overhead Garage Doors
		LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity - August 17, 2017) (9)	2,422	2,379	2,404
		LIBOR Plus 9.50%, Current Coupon 11.00%, Secured Debt (Maturity - February 19, 2018) (9)	2,500	2,455	2,438
				4,834	4,842

Citadel Plastics Holding, Inc. (10)	Supplier of Commodity Chemicals / Plastic Parts
		LIBOR Plus 5.25%, Current Coupon 6.75%, Secured Debt (Maturity - February 28, 2018) (9)	3,000	2,971	2,989

Congruent Credit Opportunities Fund II, LP (11) (12)	Investment Partnership
		LP Interests (Fully diluted 18.75%)		9,790	9,870

CST Industries (10)	Storage Tank Manufacturer
		LIBOR Plus 6.25%, Current Coupon 7.75%, Secured Debt (Maturity - May 22, 2017) (9)	12,500	12,315	12,375

Diversified Machine, Inc. (10)	Automotive Component Supplier
		LIBOR Plus 7.75%, Current Coupon 9.25%, Secured Debt (Maturity - December 1, 2016) (9)	1,895	1,860	1,800

Drilling Info, Inc.	Information Services for the Oil and Gas Industry
		Common Stock (Fully diluted 2.3%)		1,335	5,070

Emerald Performance Materials, Inc. (10)	Specialty Chemicals Manufacturer
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - May 18, 2018) (9)	4,000	3,961	3,980

EnCap Energy Fund Investments (11) (12)	Investment Partnership
		LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%) (8)		1,474	1,670
		LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.) (Fully diluted 0.3%)		335	335
		LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 1.1%)		113	113
				1,922	2,118

Fairway Group Acquisition Company (10)	Retail Grocery
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - March 3, 2017) (9)	7,425	7,376	7,379

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Flexera Software LLC (10)	Software Licensing
		LIBOR Plus 9.75%, Current Coupon 11.00%, Secured Debt (Maturity - September 30, 2018) (9)	3,000	2,777	3,015

Fram Group Holdings, Inc. (10)	Manufacturer of Automotive Maintenance Products
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - July 29, 2017) (9)	993	988	959
		LIBOR Plus 9.00%, Current Coupon 10.50%, Secured Debt (Maturity - January 29, 2018) (9)	1,000	996	877
				1,984	1,836

GMACM Borrower LLC (10)	Mortgage Originator and Servicer
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - November 13, 2015) (9)	1,000	981	1,006

Go Daddy Group, Inc. (10)	Domain Name Management
		LIBOR Plus 4.25%, Current Coupon 5.50%, Secured Debt (Maturity - December 17, 2018) (9)	7,462	7,462	7,375

Granite Broadcasting Corporation (10)	Regional TV Broadcaster
		LIBOR Plus 7.25%, Current Coupon 8.50%, Secured Debt (Maturity - May 22, 2018) (9)	5,000	4,876	4,950

Grede Holdings, LLC (10)	Operator of Iron Foundries
		LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity - April 3, 2017) (9)	4,700	4,616	4,679

Gundle/SLT Environmental, Inc. (10)	Manufacturer of Geosynthetic Lining Products
		LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity - May 27, 2016) (9)	7,972	7,887	7,872

Hayden Acquisition, LLC	Manufacturer of Utility Structures
		8% Secured Debt (Maturity - July 1, 2012)	1,800	1,781	—

Hearthside Food Solutions, LLC (10)	Contract Food Manufacturer
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - June 5, 2018) (9)	4,000	3,960	3,990

HOA Restaurant Group, LLC (10)	Casual Restaurant Group
		11.25% Bond (Maturity - April 1, 2017)	2,000	2,000	1,853

Hupah Finance Inc. (10)	Manufacturer of Industrial Machinery
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - January 19, 2019) (9)	2,993	2,935	3,001

Il Fornaio Corporation (10)	Casual Restaurant Group
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - June 10, 2017) (9)	1,897	1,889	1,893

Ipreo Holdings LLC (10)	Application Software for Capital Markets
		LIBOR Plus 6.50%, Current Coupon 8.00%, Secured Debt (Maturity - August 5, 2017) (9)	4,218	4,146	4,208

iStar Financial Inc. (10) (12)	Real Estate Investment Trust
		LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity - March 19, 2016) (9)	2,805	2,756	2,791
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - March 19, 2017) (9)	1,500	1,478	1,501
				4,234	4,292

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Ivy Hill Middle Market Credit Fund III, Ltd. (11) (12)	Asset Management
		LIBOR Plus 6.50%, Current Coupon 6.74%, Secured Debt (Maturity - January 15, 2022)	2,000	1,670	1,610

JJ Lease Funding Corp. (10)	Apparel Retail
		LIBOR Plus 8.50%, Current Coupon 10.00%, Secured Debt (Maturity - April 29, 2017) (9)	3,850	3,752	3,147

Kadmon Pharmaceuticals, LLC (10)	Biopharmaceutical Products
		LIBOR Plus 13.00%, Current Coupon 15.00%, Secured Debt (Maturity - October 31, 2012) (9)	5,945	5,903	6,199

Liqui-Box, Inc. (10)	Supplier of Specialty Packaging
		LIBOR Plus 5.25%, Current Coupon 6.75%, Secured Debt (Maturity - December 29, 2017) (9)	2,985	2,943	2,955

Maverick Healthcare Group LLC (10)	Home Healthcare Products and Services
		LIBOR Plus 9.00%, Current Coupon 10.75%, Secured Debt (Maturity - December 30, 2016) (9)	4,925	4,925	4,900

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Media Holdings, LLC (10) (12)	Internet Traffic Generator
		LIBOR Plus 13.00%, Current Coupon 15.00%, Secured Debt (Maturity - April 27, 2014) (9)	5,000	5,261	5,266

Medpace Intermediateco, Inc. (10)	Clinical Trial Development and Execution
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - June 19, 2017) (9)	4,787	4,725	4,596

Metal Services LLC (10)	Steel Mill Services
		LIBOR Plus 7.50%, Current Coupon 9.00%, Secured Debt (Maturity - September 29, 2017) (9)	7,794	7,646	7,745

Metropolitan Health Networks, Inc. (10) (12)	Healthcare Network Provider
		LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity - October 4, 2016) (9)	1,960	1,934	1,901
		LIBOR Plus 11.75%, Current Coupon 13.50%, Secured Debt (Maturity - October 4, 2017) (9)	3,250	3,190	3,169
				5,124	5,070

Milk Specialties Company (10)	Processor of Nutrition Products
		LIBOR Plus 7.00%, Current Coupon 8.50%, Secured Debt (Maturity - December 23, 2017) (9)	3,980	3,868	3,960
		LIBOR Plus 13.00%, Current Coupon 14.50%, Secured Debt (Maturity - December 23, 2018) (9)	1,000	962	1,015
				4,830	4,975
Miramax Film NY, LLC (10)	Motion Picture Producer and Distributor
		Class B Units (Fully diluted 0.2)%		500	500

Mood Media Corporation (10) (12)	Music Provider
		LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity - May 6, 2018) (9)	2,970	2,942	2,942

MultiPlan, Inc. (10)	Managed Healthcare Provider
		LIBOR Plus 3.25%, Current Coupon 4.75%, Secured Debt (Maturity - August 26, 2017) (9)	2,791	2,791	2,762

National Healing Corporation (10)	Wound Care Management
		LIBOR Plus 6.75%, Current Coupon 8.25%, Secured Debt (Maturity - November 30, 2017) (9)	2,736	2,609	2,736
		LIBOR Plus 10.00%, Current Coupon 11.50%, Secured Debt (Maturity - November 30, 2018) (9)	1,500	1,416	1,503
		Common Equity (Fully diluted 0.02%)		50	50
				4,075	4,289

NCI Building Systems, Inc. (10) (12)	Non-Residential Building Products Manufacturer
		LIBOR Plus 6.75%, Current Coupon 8.00%, Secured Debt (Maturity - June 22, 2018) (9)	2,494	2,369	2,463

NGPL PipeCo, LLC (10)	Natural Gas Pipelines and Storage Facilities
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - September 15, 2017) (9)	9,000	8,852	8,843

Northland Cable Television, Inc. (10)	Television Broadcasting
		LIBOR Plus 6.00%, Current Coupon 7.75%, Secured Debt (Maturity - December 30, 2016) (9)	4,838	4,725	4,717

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Oberthur Technologies SA (10) (12)	Smart Card, Printing, Identity, and Cash Protection Security
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - November 30, 2018) (9)	7,000	6,660	6,843

Oneida Ltd. (10)	Household Products Manufacturer
		LIBOR Plus 7.75%, Current Coupon 9.25%, Secured Debt (Maturity - September 25, 2017) (9)	2,000	1,961	1,970

Pacific Architects and Engineers Incorporated (10)	Provider of Contract Support Services
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - April 4, 2017) (9)	3,995	3,923	3,995
Phillips Plastic Corporation (10)	Custom Molder of Plastics and Metals
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - February 12, 2017) (9)	1,737	1,722	1,728

Physician Oncology Services, L.P. (10)	Provider of Radiation Therapy and Oncology Services
		LIBOR Plus 4.75%, Current Coupon 6.25%, Secured Debt (Maturity - January 31, 2017) (9)	942	934	937

Pierre Foods, Inc. (10)	Foodservice Supplier
		LIBOR Plus 5.25%, Current Coupon 7.00%, Secured Debt (Maturity - September 30, 2016) (9)	4,925	4,851	4,955
		LIBOR Plus 9.50%, Current Coupon 11.25%, Secured Debt (Maturity - September 29, 2017) (9)	2,000	1,943	2,014
				6,794	6,969

PL Propylene LLC (10) (12)	Propylene Producer
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - March 27, 2017) (9)	3,990	3,914	4,037

Preferred Proppants, LLC (10)	Producer of Sand Based Proppants
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - December 15, 2016) (9)	5,972	5,840	5,748

ProQuest LLC (10)	Academic Research Portal
		LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity - April 13, 2018) (9)	4,988	4,939	4,967

PRV Aerospace, LLC (10)	Aircraft Equipment Manufacturer
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - May 9, 2018) (9)	6,000	5,941	5,985

Race Point Power, LLC (10)	Electric Utilities / Power Generation
		LIBOR Plus 6.00%, Current Coupon 7.75%, Secured Debt (Maturity - January 11, 2018) (9)	2,206	2,169	2,205

Radio One, Inc. (10)	Radio Broadcasting
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - March 31, 2016) (9)	2,947	2,901	2,910

Relativity Media, LLC (10)	Full-scale Film and Television Production and Distribution
		10.00% Secured Debt (Maturity - May 24, 2015)	5,000	4,905	4,905
		15.00% PIK Secured Debt (Maturity - May 24, 2015)	5,075	5,075	5,075
				9,980	9,980

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Schiff Nutrition Group, Inc. (10) (12)	Vitamin and Nutritional Supplement Manufacturer and Distributor
		LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity - March 30, 2019) (9)	10,000	9,853	9,900

Shearer’s Foods, Inc. (10)	Manufacturer of Food/ Snacks
		12.00% Current /3.75% PIK Secured Debt (Maturity - March 31, 2016)	4,343	4,266	4,218

Sonneborn, LLC (10)	Specialty Chemicals Manufacturer
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - March 30, 2018) (9)	2,993	2,935	2,993

Sourcehov LLC (10)	Business Process Services
		LIBOR Plus 5.38%, Current Coupon 6.63%, Secured Debt (Maturity - April 28, 2017) (9)	2,970	2,881	2,814
		LIBOR Plus 9.25%, Current Coupon 10.50%, Secured Debt (Maturity - April 30, 2018) (9)	5,000	4,509	4,328
				7,390	7,142

Speedy Cash Intermediate Holdings Corp. (10)	Consumer Finance
		10.75% Bond (Maturity - May 15, 2018)	2,000	2,000	2,065

Surgery Center Holdings, Inc. (10)	Ambulatory Surgical Centers
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - February 6, 2017) (9)	4,906	4,886	4,882

The Tennis Channel, Inc.	Television-Based Sports Broadcasting
		LIBOR Plus 6% / 4% PIK, Current Coupon with PIK 14%, Secured Debt (Maturity - January 1, 2013) (9)	10,826	12,104	12,104
		Warrants (Fully diluted 0.1%)		235	235
				12,339	12,339

Totes Isotoner Corporation (10)	Weather Accessory Retail
		LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity - July 7, 2017) (9)	4,951	4,865	4,926

Tube City IMS Corporation (10) (12)	Steel Mill Services
		LIBOR Plus 4.50%, Current Coupon 5.75%, Secured Debt (Maturity - March 20, 2019) (9)	1,000	990	1,000

Ulterra Drilling Technologies, L.P. (10)	Manufacturer of Oil and Gas Drilling Products
		LIBOR Plus 7.50%, Current Coupon 9.50%, Secured Debt (Maturity - June 9, 2016) (9)	6,361	6,256	6,393
		LIBOR Plus 7.50%, Current Coupon 9.50%, Secured Debt (Maturity - June 9, 2016) (9)	1,566	1,538	1,557
				7,794	7,950

UniTek Global Services, Inc. (10)	Provider of Outsourced Infrastructure Services
		LIBOR Plus 7.50%, Current Coupon 9.00%, Secured Debt (Maturity - April 15, 2018) (9)	6,418	6,250	6,321

Vantage Specialties, Inc. (10)	Manufacturer of Specialty Chemicals
		LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity - February 10, 2018) (9)	4,000	3,924	4,010

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
VFH Parent LLC (10) (12)	Electronic Trading and Market Making
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - July 8, 2016) (9)	3,732	3,669	3,738

Visant Corporation (10)	School Affinity Stores
		LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity - December 22, 2016) (9)	3,998	3,998	3,889

Vision Solutions, Inc. (10)	Computer Software
		LIBOR Plus 4.50%, Current Coupon 6.00%, Secured Debt (Maturity - July 23, 2016) (9)	2,764	2,548	2,559
		LIBOR Plus 8.00%, Current Coupon 9.50%, Secured Debt (Maturity - July 23, 2017) (9)	5,000	4,958	4,975
				7,506	7,534

Wabash National Corporation (10) (12)	Truck Trailer Manufacturer
		LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity - May 8, 2019) (9)	5,985	5,936	5,910

Walter Investment Management Corp. (10) (12)	Real Estate Services
		LIBOR Plus 6.25%, Current Coupon 7.75%, Secured Debt (Maturity - June 30, 2016) (9)	2,663	2,617	2,682

Wastequip, Inc. (10)	Manufacturer of Waste Management Equipment
		LIBOR Plus 6.75%, Current Coupon 8.25%, Secured Debt (Maturity - December 15, 2017) (9)	1,000	975	995

Willis Group, LLC	Staffing and Recruitment Services
		12% Current / 3% PIK Secured Debt (Maturity - December 19, 2014)	9,038	8,883	8,883

Wolverine Healthcare Analytics, Inc. (10)	Healthcare Analytics Provider
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - May 25, 2019) (9)	3,500	3,431	3,504

Wyle Services Corporation (10)	Specialized Engineering and Technical Services
		LIBOR Plus 4.25%, Current Coupon 5.75%, Secured Debt (Maturity - March 26, 2017) (9)	3,707	3,689	3,684

Yankee Cable Acquisition, LLC (10)	Broadband Service Provider
		LIBOR Plus 4.50%, Current Coupon 6.50%, Secured Debt (Maturity - August 26, 2016) (9)	3,665	3,624	3,660

Zilliant Incorporated	Price Optimization and Margin Management Solutions
		12% Secured Debt (Maturity - June 15, 2017)	8,000	6,782	6,782
		Warrants (Fully diluted 3.0%)		1,071	1,071
				7,853	7,853

Subtotal Non-Control/Non-Affiliate Investments (53.3% of total investments at fair value)				422,174	426,128

Main Street Capital Partners, LLC (Investment Manager)	Asset Management
		100% of Membership Interests		2,668	202

Total Portfolio Investments, June 30, 2012				708,694	790,794

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2012

(in thousands)

(Unaudited)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Marketable Securities and Idle Funds Investments

General Motors Company (12)	Investments in Marketable Securities and Diversified, Registered Bond Funds
		Preferred stock (0.59% cumulative) (8)		255	169

NRG Energy Inc Bond (12)
		8.00% Bond (Maturity - June 15, 2017)	2,000	2,023	2,090

Toll Road Investors Partnership II, LP Bond (12)
		Zero Coupon Bond (Maturity - February 15, 2033)	7,500	1,679	1,800

United Refining Company Bond
		10.50% Bond (Maturity - February 28, 2017)	3,990	3,968	4,090

Subtotal Marketable Securities and Idle Funds Investments (1.0% of total investments at fair value)				7,925	8,149

Total Investments, June 30, 2012				$716,619	$798,943

(1)	All investments are Lower Middle Market portfolio investments, unless otherwise noted.
(2)	Debt investments are generally income producing. Equity and warrants are non-income producing, unless otherwise noted.
(3)	See Note C for summary geographic location of portfolio companies.
(4)	Principal is net of prepayments. Cost is net of prepayments and accumulated unearned income.
(5)

Control investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”) as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.

(6)	Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as Control investments.
(7)	Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments.
(8)	Income producing through dividends or distributions.
(9)	Index based floating interest rate is subject to contractual minimum interest rate.
(10)	Middle Market portfolio investment.
(11)	Other Portfolio investment.
(12)

Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets.

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(in thousdands)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Control Investments (5)

Café Brazil, LLC	Casual Restaurant Group
		12% Secured Debt (Maturity - April 20, 2013)	1,400	1,399	1,400
		Member Units (Fully diluted 41.0%) (8)		42	3,430
				1,441	4,830

California Healthcare Medical Billing, Inc.	Outsourced Billing and Revenue Cycle Management
		12% Secured Debt (Maturity - October 17, 2015)	8,623	8,290	8,528
		Warrants (Fully diluted 21.0%)		1,193	3,380
		Common Stock (Fully diluted 9.6%)		1,177	1,560
				10,660	13,468

CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		14% Secured Debt (Maturity - December 31, 2013)	1,750	1,750	1,750
		Member Units (Fully diluted 40.8%) (8)		1,300	5,570
				3,050	7,320

Ceres Management, LLC (Lambs)	Aftermarket Automotive Services Chain
		14% Secured Debt (Maturity - May 31, 2013)	3,770	3,749	3,749
		9.5% Secured Debt (Lamb’s Real Estate Investment I, LLC) (Maturity - October 1, 2025)	1,115	1,115	1,115
		Member Units (Fully diluted 79.0%)		4,773	1,050
		Member Units (Lamb’s Real Estate Investment I, LLC) (Fully diluted 100%)		625	800
				10,262	6,714

Condit Exhibits, LLC	Tradeshow Exhibits / Custom Displays
		9% Current / 9% PIK Secured Debt (Maturity - July 1, 2013)	4,431	4,406	4,406
		Warrants (Fully diluted 47.9%)		320	560
				4,726	4,966

Currie Acquisitions, LLC	Retail Electric Bikes
		12% Secured Debt (Maturity - March 1, 2015)	4,750	4,112	4,750
		Warrants (Fully diluted 47.3%)		2,566	100
				6,678	4,850

Gulf Manufacturing, LLC	Manufacturer of Specialty Fabricated Industrial Piping Products
		9% PIK Secured Debt (Maturity - June 30, 2017)	1,185	1,185	1,185
		Member Units (Fully diluted 34.2%) (8)		2,980	9,840
				4,165	11,025

Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
		12% Secured Debt (Maturity - June 4, 2015)	5,507	4,938	5,230
		Preferred Stock (8% cumulative) (8)		1,081	1,081
		Warrants (Fully diluted 34.5%)		718	2,240
				6,737	8,551

Hawthorne Customs and Dispatch Services, LLC	Facilitator of Import Logistics, Brokerage, and Warehousing
		Member Units (Fully diluted 47.6%) (8)		589	1,410
		Member Units (Wallisville Real Estate, LLC) (Fully diluted 59.1%) (8)		1,215	1,215
				1,804	2,625

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Hydratec, Inc.	Designer and Installer of Micro-Irrigation Systems
		Common Stock (Fully diluted 92.5%) (8)		7,092	12,337

Indianapolis Aviation Partners, LLC	Fixed Base Operator
		12% Secured Debt (Maturity - September 15, 2014)	4,270	4,003	4,120
		Warrants (Fully diluted 30.1%)		1,129	1,650
				5,132	5,770

Jensen Jewelers of Idaho, LLC	Retail Jewelry Store
		Prime Plus 2%, Current Coupon 5.25%, Secured Debt (Maturity - November 14, 2013) (9)	2,260	2,260	2,260
		13% Current / 6% PIK Secured Debt (Maturity - November 14, 2013)	2,345	2,345	2,345
		Member Units (Fully diluted 60.8%) (8)		811	1,750
				5,416	6,355

Lighting Unlimited, LLC	Commercial and Residential Lighting Products and Design Services
		8% Secured Debt (Maturity - August 22, 2012)	2,000	1,984	1,984
		Preferred Stock (non-voting)		510	510
		Warrants (Fully diluted 7.1%)		54	—
		Common Stock (Fully diluted 70.0%)		100	210
				2,648	2,704

Mid-Columbia Lumber Products, LLC	Manufacturer of Finger-Jointed Lumber Products
		10% Secured Debt (Maturity - December 18, 2014)	1,250	1,250	1,250
		12% Secured Debt (Maturity - December 18, 2014)	3,670	3,670	3,670
		9.5% Secured Debt (Mid - Columbia Real Estate, LLC) (Maturity - May 13, 2025)	1,062	1,062	1,062
		Warrants (Fully diluted 9.2%)		250	890
		Member Units (Fully diluted 42.9%)		812	930
		Member Units (Mid - Columbia Real Estate, LLC) (Fully diluted 50.0%) (8)		250	810
				7,294	8,612

NAPCO Precast, LLC	Precast Concrete Manufacturing
		Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity - February 1, 2013) (9)	3,385	3,376	3,376
		18% Secured Debt (Maturity - February 1, 2013)	5,173	5,142	5,142
		Member Units (Fully diluted 46.3%) (8)		2,975	4,195
				11,493	12,713

NRI Clinical Research, LLC	Clinical Research Center
		14% Secured Debt (Maturity - September 8, 2016)	5,500	5,183	5,183
		Warrants (Fully diluted 12.5%)		252	252
		Member Units (Fully diluted 24.8%)		500	500
				5,935	5,935

NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		12% Secured Debt (Maturity - December 22, 2016)	12,100	11,041	11,041
		Warrants (Fully diluted 12.2%)		817	817
		Member Units (Fully diluted 43.2%)		2,900	2,900
				14,758	14,758

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
NTS Holdings, Inc.	Trench and Traffic Safety Equipment Rental and Sales
		12% Secured Debt (Maturity - April 30, 2015)	5,770	5,742	5,742
		Preferred Stock (12% cumulative, compounded quarterly) (8)		11,918	11,918
		Common Stock (Fully diluted 72.3%)		1,621	2,140
				19,281	19,800

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
		12% Secured Debt (Maturity - April 1, 2013)	7,974	7,950	7,950
		Common Stock (Fully diluted 48.0%)		1,080	2,270
				9,030	10,220

Pegasus Research Group, LLC (Televerde)	Telemarketing and Data Services
		13% Current / 3% PIK Secured Debt (Maturity - January 6, 2016)	6,160	6,089	6,089
		Member Units (Fully diluted 43.7%)		1,250	1,250
				7,339	7,339

PPL RVs, Inc.	Recreational Vehicle Dealer
		18% Secured Debt (Maturity - June 10, 2015)	4,235	4,186	4,235
		Common Stock (Fully diluted 51.1%)		2,150	3,980
				6,336	8,215

Principle Environmental, LLC	Noise Abatement Services
		12% Secured Debt (Maturity - February 1, 2016)	4,750	3,766	4,080
		12% Current / 2% PIK Secured Debt (Maturity - February 1, 2016)	3,507	3,450	3,507
		Warrants (Fully diluted 14.6%)		1,200	2,110
		Member Units (Fully diluted 25.0%)		2,000	3,600
				10,416	13,297

River Aggregates, LLC	Processor of Construction Aggregates
		12% Secured Debt (Maturity - March 30, 2016)	3,470	3,227	3,227
		Warrants (Fully diluted 20.0%)		202	100
		Member Units (Fully diluted 40.0%)		550	200
				3,979	3,527

The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
		4.5% Current / 4.5% PIK Secured Debt (Maturity - October 2, 2013)	1,045	1,041	1,041
		6% Current / 6% PIK Secured Debt (Maturity - October 2, 2013)	5,406	5,294	5,294
		Warrants (Fully diluted 47.1%)		896	—
		Member Units (Non-voting)		200	—
				7,431	6,335

Thermal and Mechanical Equipment, LLC	Commercial and Industrial Engineering Services
		Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity - September 25, 2014) (9)	1,272	1,266	1,266
		13% Current / 5% PIK Secured Debt (Maturity - September 25, 2014)	4,053	4,010	4,053
		Member Units (Fully diluted 50.0%) (8)		1,000	5,660
				6,276	10,979

Uvalco Supply, LLC	Farm and Ranch Supply Store
		Member Units (Fully diluted 42.8%) (8)		1,113	3,290

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Van Gilder Insurance Corporation	Insurance Brokerage
		8% Secured Debt (Maturity - January 31, 2013)	1,000	987	987
		8% Secured Debt (Maturity - January 31, 2016)	1,721	1,705	1,705
		13% Secured Debt (Maturity - January 31, 2016)	5,400	4,387	4,387
		Warrants (Fully diluted 10.0%)		1,209	1,209
		Common Stock (Fully diluted 15.5%)		2,500	2,500
				10,788	10,788

Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage
		6.5% Current /6.5% PIK Secured Debt (Maturity - December 23, 2016)	3,000	2,935	2,935
		Series A Prefered Stock (Fully diluted 33.3%)	—	3,000	3,000
		Common Stock (Fully diluted 36.7%)		3,706	—
				9,641	5,935

Ziegler’s NYPD, LLC	Casual Restaurant Group
		Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity - October 1, 2013) (9)	1,000	996	996
		13% Current / 5% PIK Secured Debt (Maturity - October 1, 2013)	4,299	4,270	4,270
		Warrants (Fully diluted 46.6%)		600	400
				5,866	5,666

Subtotal Control Investments (34.9% of total investments at fair value)				206,787	238,924

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(in thousdands)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Affiliate Investments (6)

American Sensor Technologies, Inc.	Manufacturer of Commercial / Industrial Sensors
		9% Secured Debt (Maturity - May 31, 2012)	3,046	3,039	3,039
		Warrants (Fully diluted 19.6%)		50	3,100
				3,089	6,139

Compact Power Equipment Centers LLC	Equipment / Tool Rental
		6% Current / 6% PIK Secured Debt (Maturity - December 31, 2014)	2,855	2,831	2,831
		8% PIK Secured Debt (Maturity - December 31, 2011)	108	108	108
		Series A Member Units (8% cumulative) (8)		853	853
		Member Units (Fully diluted 10.6%)		1	1
				3,793	3,793

Drilling Info, Inc.	Information Services for the Oil and Gas Industry
		12% Secured Debt (Maturity - November 20, 2014)	8,000	7,065	8,000
		8.75% Secured Debt (Maturity - April 18, 2016)	750	750	750
		Warrants (Fully diluted 4.9%)		1,250	10,360
		Common Stock (Fully diluted 2.4%)		1,335	4,890
				10,400	24,000

East Teak Fine Hardwoods, Inc.	Hardwood Products
		Common Stock (Fully diluted 5.0%)		480	380

Gault Financial, LLC (RMB Capital, LLC)	Purchases and Manages Liquidation of Distressed Assets
		14% Secured Debt (Maturity - November 21, 2016)	10,500	9,897	9,897
		Warrants (Fully diluted 22.5%)		400	400
				10,297	10,297

Houston Plating and Coatings, LLC	Plating and Industrial Coating Services
		Member Units (Fully diluted 11.1%) (8)		635	5,990

Integrated Printing Solutions, LLC	Specialty Card Printing
		13% Secured Debt (Maturity - September 23, 2016)	10,000	9,228	9,228
		Warrants (Fully diluted 9.0%)		600	600
				9,828	9,828

IRTH Holdings, LLC	Damage Prevention Technology Information Services
		12% Secured Debt (Maturity - December 29, 2015)	5,084	5,006	5,084
		Member Units (Fully diluted 22.3%)		850	2,480
				5,856	7,564

KBK Industries, LLC	Specialty Manufacturer of Oilfield and Industrial Products
		10% Secured Debt (Maturity - March 31, 2012)	15	15	15
		14% Secured Debt (Maturity - January 23, 2014)	5,250	5,250	5,250
		Member Units (Fully diluted 18.8%) (8)		341	2,800
				5,606	8,065

Laurus Healthcare, LP	Management of Outpatient Cardiac Cath Labs
		9% Secured Debt (Maturity - May 12, 2016)	5,850	5,850	5,850
		Class A and C Units (Fully diluted 13.1)% (8)		80	5,430
				5,930	11,280

Olympus Building Services, Inc.	Custodial / Facilities Services
		10% Current / 2% PIK Secured Debt (Maturity - March 27, 2014)	2,434	2,306	2,306
		15% PIK Secured Debt (Maturity - March 27, 2014)	994	994	994
		Warrants (Fully diluted 22.5%)		470	70
				3,770	3,370

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
OnAsset Intelligence, Inc.	Transportation Monitoring / Tracking Services
		12% Secured Debt (Maturity - October 18, 2012)	1,500	916	916
		Preferred Stock (7% cumulative) (Fully diluted 5.75%) (8)		1,577	1,577
		Warrants (Fully diluted 4.0%)		830	830
				3,323	3,323

OPI International Ltd. (11)	Oil and Gas Construction Services
		12% Secured Debt (Maturity - November 30, 2015)	11,520	10,882	11,130
		Warrants (Fully diluted 8.0%)		500	4,100
				11,382	15,230

Radial Drilling Services Inc.	Oil and Gas Technology
		12% Secured Debt (Maturity - November 23, 2016)	4,200	3,367	3,367
		Warrants (Fully diluted 24.0%)		758	758
				4,125	4,125

Samba Holdings, Inc.	Intelligent Driver Record Monitoring Software and Services
		12.5% Secured Debt (Maturity - November 17, 2016)	3,000	2,941	2,941
		Common Stock (Fully diluted 14.7%)		950	950
				3,891	3,891

Schneider Sales Management, LLC	Sales Consulting and Training
		13% Secured Debt (Maturity - October 15, 2013)	3,568	3,488	250
		Warrants (Fully diluted 20.0%)		45	—
				3,533	250

Spectrio LLC	Audio Messaging Services
		8% Secured Debt (Maturity - June 16, 2016)	168	168	168
		12% Secured Debt (Maturity - June 16, 2016)	13,475	13,008	13,340
		Warrants (Fully diluted 9.8%)		887	2,720
				14,063	16,228

SYNEO, LLC	Manufacturer of Specialty Cutting Tools and Punches
		12% Secured Debt (Maturity - July 13, 2016)	5,500	5,374	5,374
		10% Secured Debt (Maturity - May 4, 2026)	1,440	1,412	1,412
		Member Units (Fully diluted 11.1%)		1,000	1,000
				7,786	7,786

Walden Smokey Point, Inc.	Specialty Transportation Provider
		Common Stock (Fully diluted 12.6%)		1,427	4,220

WorldCall, Inc.	Telecommunication / Information Services
		13% Secured Debt (Maturity - April 22, 2012)	646	646	646
		Common Stock (Fully diluted 10.0%)		297	—
				943	646

Subtotal Affiliate Investments (21.4% of total investments at fair value)				110,157	146,405

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(in thousdands)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Non-Control/Non-Affiliate Investments (7)

Academy, Ltd. (10)	Sporting Goods Stores
		LIBOR Plus 4.50%, Current Coupon 6.00%, Secured Debt (Maturity - August 3, 2018) (9)	3,000	2,989	2,977

Affinity Videonet, Inc.	Video Conferencing and Managed Services
		13% Secured Debt (Maturity - December 31, 2015)	2,000	1,914	2,000
		13% Current / 1% PIK Secured Debt (Maturity - December 31, 2015)	1,132	1,125	1,125
		Warrants (Fully diluted 2.6%)		63	63
				3,102	3,188

API Technologies Corp. (10)	Manufacturer of Electrical Components and Equipment
		LIBOR Plus 6.25%, Current Coupon 7.75%, Secured Debt (Maturity - June 27, 2016) (9)	2,486	2,406	2,374

Arrowhead General Insurance Agency, Inc. (10)	Insurance
		LIBOR Plus 5.75%, Current Coupon 7.50%, Secured Debt (Maturity - March 4, 2017) (9)	3,970	3,900	3,932
		LIBOR Plus 9.5%, Current Coupon 11.25%, Secured Debt (Maturity - September 30, 2017) (9)	2,000	1,944	2,010
				5,844	5,942

ATI Acquisition I Corp. (10)	Physical Therapy Facilities
		LIBOR Plus 5.50%, Current Coupon 7.50%, Secured Debt (Maturity - March 11, 2016) (9)	2,849	2,812	2,725

Bourland and Leverich Supply Co., LLC (10)	Distributor of Oil and Gas Tubular Goods
		LIBOR Plus 9.00%, Current Coupon 11.00%, Secured Debt (Maturity - August 19, 2015) (9)	4,191	4,028	4,065

Brand Connections, LLC	Venue-Based Marketing and Media
		14% Secured Debt (Maturity - April 30, 2015)	6,761	6,639	6,639

Brickman Group Holdings, Inc. (10)	Commercial Landscape Services
		LIBOR Plus 5.50%, Current Coupon 7.25%, Secured Debt (Maturity - October 14, 2016) (9)	1,990	1,962	1,997

Business Development Corporation of America (11) (12)	Investment Management
		LIBOR Plus 3.50%, Current Coupon 3.77%, Secured Debt (Maturity - January 14, 2013)	5,900	5,900	5,900

Carestream Health, Inc. (10)	Medical Imaging Products
		LIBOR Plus 3.50%, Current Coupon 5.00%, Secured Debt (Maturity - February 25, 2017) (9)	2,985	2,704	2,690

Centerplate, Inc. (10)	Food and Catering Services
		LIBOR Plus 8.50%, Current Coupon 10.50%, Secured Debt (Maturity - September 16, 2016) (9)	2,970	2,896	2,966

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
CHI Overhead Doors, Inc. (10)	Manufacturer of Overhead Garage Doors
		LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity - August 17, 2017) (9)	2,494	2,446	2,462
		LIBOR Plus 9.50%, Current Coupon 11.00%, Secured Debt (Maturity - February 17, 2018) (9)	2,500	2,452	2,463
				4,898	4,925

Diversified Machine, Inc. (10)	Automotive Component Supplier
		LIBOR Plus 7.75%, Current Coupon 9.25%, Secured Debt (Maturity - November 28, 2017) (9)	2,000	1,960	2,001

EnCap Energy Capital Fund VIII, L.P. (11) (12)	Investment Partnership
		LP Interests (Fully diluted 0.2%)		709	709

Fairway Group Acquisition Company (10)	Retail Grocery
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - March 3, 2017) (9)	7,463	7,403	7,253

Flexera Software LLC (10)	Software Licensing
		LIBOR Plus 9.75%, Current Coupon 11.00%, Secured Debt (Maturity - September 30, 2018) (9)	3,000	2,765	2,790

Fram Group Holdings, Inc. (10)	Manufacturer of Automotive Maintenance Products
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - July 29, 2017) (9)	998	993	998
		LIBOR Plus 9.00%, Current Coupon 10.50%, Secured Debt (Maturity - January 29, 2018) (9)	1,000	995	968
				1,988	1,966

Golden Nugget, LLC (10)	Hotel and Gaming
		LIBOR Plus 8.50%, Current Coupon 10.00%, Secured Debt (Maturity - May 24, 2016) (9)	10,000	9,636	9,450

Gundle/SLT Environmental, Inc. (10)	Manufacturer of Geosynthetic Lining Products
		LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity - May 27, 2016) (9)	2,985	2,958	2,940
		LIBOR Plus 9.50%, Current Coupon 13.00%, Secured Debt (Maturity - November 23, 2016) (9)	4,000	3,926	3,980
				6,884	6,920

Hayden Acquisition, LLC	Manufacturer of Utility Structures
		8% Secured Debt (Maturity - January 1, 2012)	1,800	1,781	—

Helm Financial Corporation (10)	Railcar Leasing
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - June 1, 2017) (9)	1,985	1,967	1,940

Henniges Automotive Holdings, Inc. (10)	Auto Parts
		LIBOR Plus 10.00%, Current Coupon 12.00%, Secured Debt (Maturity - October 28, 2016) (9)	2,833	2,785	2,785

HMS Income LLC (11) (12)	Investment Management
		LIBOR Plus 3.00%, Current Coupon 3.27%, Secured Debt (Maturity - December 12, 2012)	7,500	7,500	7,500

HOA Restaurant Group, LLC (10)	Casual Restaurant Group
		11.25% Bond (Maturity - April 1, 2017)	2,000	2,000	1,865

Il Fornaio Corporation (10)	Casual Restaurant Group
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - June 10, 2017) (9)	1,985	1,976	1,978

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Ipreo Holdings LLC (10)	Application Software for Capital Markets
		LIBOR Plus 6.50%, Current Coupon 8.00%, Secured Debt (Maturity - August 5, 2017) (9)	4,239	4,160	4,144

Ivy Hill Middle Market Credit Fund III, Ltd. (10) (12)	Asset Management
		LIBOR Plus 6.50%, Current Coupon 6.77%, Secured Debt (Maturity - January 15, 2022)	2,000	1,659	1,658

JJ Lease Funding Corp. (10)	Apparel Retail
		LIBOR Plus 8.50%, Current Coupon 10.00%, Secured Debt (Maturity - April 29, 2017) (9)	3,950	3,842	3,160

Kadmon Pharmaceuticals, LLC (10)	Biopharmaceutical Products
		LIBOR Plus 13.00%, Current Coupon 15.00%, Secured Debt (Maturity - October 31, 2012) (9)	6,000	5,899	6,255

Lawson Software, Inc. (10)	Application Software
		LIBOR Plus 5.25%, Current Coupon 6.75%, Secured Debt (Maturity - July 5, 2017) (9)	4,988	4,801	4,875

Liqui-Box, Inc. (10)	Supplier of Specialty Packaging
		LIBOR Plus 5.25%, Current Coupon 6.75%, Secured Debt (Maturity - December 29, 2017) (9)	3,000	2,955	2,985

Media Holdings, LLC (10) (12)	Internet Traffic Generator
		LIBOR Plus 13.00%, Current Coupon 15.00%, Secured Debt (Maturity - April 28, 2014) (9)	5,000	5,129	5,000

Medpace Intermediateco, Inc. (10)	Clinical Trial Development and Execution
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - June 17, 2017) (9)	4,975	4,905	4,726

Megapath, Inc. (10)	Communications Technology
		LIBOR Plus 10.00%, Current Coupon 12.00%, Secured Debt (Maturity - November 3, 2015) (9)	3,600	3,541	3,546

Metropolitan Health Networks, Inc. (10) (12)	Healthcare Network Provider
		LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity - October 4, 2016) (9)	2,000	1,971	1,940
		LIBOR Plus 11.75%, Current Coupon 13.50%, Secured Debt (Maturity - October 4, 2017) (9)	3,250	3,187	3,185
				5,158	5,125

Milk Specialties Company (10)	Processor of Nutrition Products
		LIBOR Plus 7.00%, Current Coupon 8.50%, Secured Debt (Maturity - December 27, 2017) (9)	4,000	3,880	3,900
		LIBOR Plus 13.00%, Current Coupon 14.50%, Secured Debt (Maturity - December 27, 2018) (9)	1,000	960	965
				4,840	4,865

Miramax Film NY, LLC (10)	Motion Picture Producer and Distributor
		Class B Units (Fully diluted 0.2%)		500	500

Mood Media Corporation (10) (12)	Music Provider
		LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity - May 6, 2018) (9)	2,985	2,956	2,779

MultiPlan, Inc. (10)	Managed Healthcare Provider
		LIBOR Plus 3.25%, Current Coupon 4.75%, Secured Debt (Maturity - August 26, 2017) (9)	2,956	2,956	2,821

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
National Healing Corporation (10)	Wound Care Management
		LIBOR Plus 6.75%, Current Coupon 8.25%, Secured Debt (Maturity - November 30, 2017) (9)	2,750	2,614	2,653
		LIBOR Plus 10.00%, Current Coupon 11.50%, Secured Debt (Maturity - November 30, 2018) (9)	1,500	1,411	1,433
		Common Equity (Fully diluted 0.02%)		50	50
				4,075	4,136

Northland Cable Television, Inc. (10)	Television Broadcasting
		LIBOR Plus 6.00%, Current Coupon 7.75%, Secured Debt (Maturity - December 30, 2016) (9)	4,950	4,823	4,802

Ocwen Financial Corporation (10) (12)	Residential and Commercial Loan Services
		LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity - September 1, 2016) (9)	4,750	4,660	4,685

Pacific Architects and Engineers Incorporated (10)	Provider of Contract Support Services
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - April 4, 2017) (9)	3,995	3,917	3,875

Phillips Plastic Corporation (10)	Custom Molder of Plastics and Metals
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - February 12, 2017) (9)	1,750	1,733	1,737

Physician Oncology Services, L.P. (10)	Provider of Radiation Therapy and Oncology Services
		LIBOR Plus 4.75%, Current Coupon 6.25%, Secured Debt (Maturity - January 31, 2017) (9)	942	934	904

Pierre Foods, Inc. (10)	Foodservice Supplier
		LIBOR Plus 5.25%, Current Coupon 7.00%, Secured Debt (Maturity - September 30, 2016) (9)	4,950	4,868	4,945
		LIBOR Plus 9.50%, Current Coupon 11.25%, Secured Debt (Maturity - September 29, 2017) (9)	2,000	1,939	1,995
				6,807	6,940

Preferred Proppants, LLC (10)	Producer of Sand Based Proppants
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - December 15, 2016) (9)	5,000	4,877	4,889

Race Point Power, LLC (10)	Electric Utilities / Power Generation
		LIBOR Plus 6.00%, Current Coupon 7.75%, Secured Debt (Maturity - January 11, 2018) (9)	4,658	4,576	4,617

Radio One, Inc. (10)	Radio Broadcasting
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - March 31, 2016) (9)	2,978	2,925	2,775

Shearer’s Foods, Inc. (10)	Manufacturer of Food/ Snacks
		12.00% Current /3.75% PIK Secured Debt (Maturity - March 31, 2016)	4,262	4,179	4,092

SonicWALL, Inc. (10)	IT Security Provider
		LIBOR Plus 6.25%, Current Coupon 8.25%, Secured Debt (Maturity - January 23, 2016) (9)	1,072	1,073	1,074

Sourcehov LLC (10)	Business Process Services
		LIBOR Plus 5.38%, Current Coupon 6.63%, Secured Debt (Maturity - April 28, 2017) (9)	2,993	2,896	2,526
		LIBOR Plus 9.25%, Current Coupon 10.50%, Secured Debt (Maturity - April 30, 2018) (9)	3,000	2,872	2,505
				5,768	5,031

Speedy Cash Intermediate Holdings Corp. (10)	Consumer Finance
		10.75% Bond (Maturity - May 15, 2018)	2,000	2,000	2,010

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Surgery Center Holdings, Inc. (10)	Ambulatory Surgical Centers
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - February 6, 2017) (9)	4,963	4,940	4,628

The Tennis Channel, Inc.	Television-Based Sports Broadcasting
		LIBOR Plus 6% / 4% PIK, Current Coupon with PIK 14%, Secured Debt (Maturity - January 1, 2013) (9)	10,610	11,450	11,450
		Warrants (Fully diluted 0.1%)		235	235
				11,685	11,685

Totes Isotoner Corporation (10)	Weather Accessory Retail
		LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity - July 7, 2017) (9)	4,976	4,883	4,839

Ulterra Drilling Technologies, L.P. (10)	Manufacturer of Oil and Gas Drilling Products
		LIBOR Plus 7.50%, Current Coupon 9.50%, Secured Debt (Maturity - June 9, 2016) (9)	6,572	6,452	6,441
		LIBOR Plus 7.50%, Current Coupon 9.50%, Secured Debt (Maturity - June 9, 2016) (9)	1,848	1,803	1,754
				8,255	8,195

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
UniTek Global Services, Inc. (10)	Provider of Outsourced Infrastructure Services
		LIBOR Plus 7.50%, Current Coupon 9.00%, Secured Debt (Maturity - April 15, 2018) (9)	6,434	6,256	6,304

VFH Parent LLC (10)	Electronic Trading and Market Making
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - July 8, 2016) (9)	4,180	4,103	4,195

Visant Corporation (10)	School Affinity Stores
		LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity - December 22, 2016) (9)	3,998	3,998	3,760

Vision Solutions, Inc. (10)	Computer Software
		LIBOR Plus 4.50%, Current Coupon 6.00%, Secured Debt (Maturity - July 23, 2016) (9)	2,838	2,586	2,585
		LIBOR Plus 8.00%, Current Coupon 9.50%, Secured Debt (Maturity - July 23, 2017) (9)	5,000	4,955	4,850
				7,541	7,435

Walter Investment Management Corp. (10) (12)	Real Estate Services
		LIBOR Plus 6.25%, Current Coupon 7.75%, Secured Debt (Maturity - June 30, 2016) (9)	2,888	2,833	2,886
		LIBOR Plus 11.00%, Current Coupon 12.50%, Secured Debt (Maturity - December 30, 2016) (9)	3,000	2,944	3,036
				5,777	5,922

Willis Group, LLC	Staffing and Recruitment Services
		12% Current / 3% PIK Secured Debt (Maturity - December 19, 2014)	9,000	8,824	8,824

Wyle Services Corporation (10)	Specialized Engineering and Technical Services
		LIBOR Plus 4.25%, Current Coupon 5.75%, Secured Debt (Maturity - March 26, 2017) (9)	3,735	3,715	3,657

Yankee Cable Acquisition, LLC (10)	Broadband Service Provider
		LIBOR Plus 4.50%, Current Coupon 6.50%, Secured Debt (Maturity - August 26, 2016) (9)	3,950	3,902	3,900

Subtotal Non-Control/Non-Affiliate Investments (39.6% of total investments at fair value)				275,061	270,895

Main Street Capital Partners, LLC (Investment Manager) (0.3% of total investments at fair value)	Asset Management
		100% of Membership Interests		4,284	1,869

Total Portfolio Investments, December 31, 2011				596,289	658,093

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(in thousdands)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Marketable Securities and Idle Funds Investments

A. M. Castle & Co. Bond (12)	Investments in Marketable Securities and Diversified, Registered Bond Funds
		12.75% Bond (Maturity - December 15, 2016)	3,000	2,896	3,015

Fairfield Redevelopment Bond (12)
		9.50% Bond (Maturity - March 1, 2021)	3,085	3,132	3,254

General Motors Company (12)
		Preferred stock (0.59% cumulative) (8)		255	175

Industry Bond (12)
		8.00% Bond (Maturity - January 1, 2020)	3,500	3,668	3,763

Pretium Packaging Bond
		11.50% Bond (Maturity - April 1, 2016)	4,500	4,515	4,410

San Diego Redevelopment Bond (12)
		7.38% Bond (Maturity - September 1, 2037)	275	275	284

Stanton Redevelopment Tax Bond (12)
		9.00% Bond (Maturity - December 1, 2021)	980	1,012	1,024

Stora Enso OYJ Bond (12)
		7.25% Bond (Maturity - April 15, 2036)	5,700	4,596	4,646

Toll Road Investors Partnership II, LP Bond (12)
		Zero Coupon Bond (Maturity - February 15, 2033)	7,500	1,620	1,940

United Refining Company Bond
		10.50% Bond (Maturity - February 28, 2017)	3,990	3,966	3,731

Subtotal Marketable Securities and Idle Funds Investments (3.8% of total investments at fair value)				25,935	26,242

Total Investments, December 31, 2011				$622,224	$684,335

(1)	All investments are Lower Middle Market portfolio investments, unless otherwise noted.
(2)	Debt investments are generally income producing. Equity and warrants are non-income producing, unless otherwise noted.
(3)	See Note C for summary geographic location of portfolio companies.
(4)	Principal is net of prepayments. Cost is net of prepayments and accumulated unearned income.
(5)

Control investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”) as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.

(6)	Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as Control investments.
(7)	Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments.
(8)	Income producing through dividends or distributions.
(9)	Index based floating interest rate is subject to contractual minimum interest rate.
(10)	Middle Market portfolio investment.
(11)	Other Portfolio investment.
(12)

Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any non-qualifying assets.

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

On January 7, 2010, MSCC consummated transactions (the “Exchange Offer”) to exchange 1,239,695 shares of its common stock for approximately 88% of the total dollar value of the limited partner interests in Main Street Capital II, LP (“MSC II” and, together with MSMF, the “Funds”). Pursuant to the terms of the Exchange Offer, 100% of the membership interests in the general partner of MSC II, Main Street Capital II GP, LLC (“MSC II GP”), were also transferred to MSCC for no consideration. MSC II commenced operations in January 2006, is an investment fund that operates as an SBIC and is also managed by the Investment Manager.  During the first quarter of 2012, MSCC exchanged 229,634 shares of its common stock to acquire all of the remaining minority ownership in the total dollar value of the MSC II limited partnership interests, including approximately 5% owned by affiliates of MSCC (the “Final MSC II Exchange”).  After the completion of the Final MSC II Exchange, MSCC owns 100% of MSC II.  The Exchange Offer and related transactions, including the transfer of the MSC II GP interests and the Final MSC II Exchange, are collectively termed the “Exchange Offer Transactions.”

MSCC has elected to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, MSCC generally will not pay corporate-level federal income taxes on any net ordinary income or capital gains that it distributes to its stockholders as dividends.

MSCC has direct and indirect wholly owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The primary purpose of these entities is to hold certain investments that generate “pass through” income for tax purposes. The Taxable Subsidiaries are each taxed at their normal corporate tax rates based on their taxable income.

Unless otherwise noted or the context otherwise indicates, the terms “we,” “us,” “our” and “Main Street” refer to MSCC and its consolidated subsidiaries, which include the Funds and the Taxable Subsidiaries.

2.                                      Basis of Presentation

Main Street’s financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). For the three and six months ended June 30, 2012 and 2011, Main Street’s consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries.  Portfolio investments, as used herein, refers to all of Main Street’s investments in LMM portfolio companies, investments in Middle Market portfolio companies, Other Portfolio investments and investment in the Investment Manager but excludes all “Marketable securities and idle funds investments” (see Note C — Fair Value Hierarchy for Investments and Debentures - Portfolio Investment Composition for additional discussion of Main Street’s portfolio investment composition and definitions for the defined terms LMM, Middle Market and Other Portfolio).   The Investment Manager is accounted for as a portfolio investment (see Note D) and is not consolidated with MSCC and its consolidated subsidiaries. “Marketable securities and idle funds investments” are classified as financial instruments and are reported separately on Main Street’s Consolidated Balance Sheets and Consolidated Schedule of Investments due to the nature of such investments (see Note B.9).  Main Street’s results of operations for the three and six months ended June 30, 2012 and 2011, cash flows for the six months ended June 30, 2012 and 2011, and financial position as of June 30, 2012 and December 31,

2011, are presented on a consolidated basis.  The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current financial statement presentation, including certain investments previously classified as Marketable securities and idle funds investments that are now considered a part of the Middle Market portfolio and are now classified as “Non-Control/Non-Affiliate investments”, as defined below.

The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2011. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

Portfolio Investment Classification

Main Street classifies its portfolio investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, (a) “Control Investments” are defined as investments in which Main Street owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation, (b) “Affiliate Investments” are defined as investments in which Main Street owns between 5% and 25% of the voting securities and does not have rights to maintain greater than 50% of the board representation, and (c) “Non-Control/Non-Affiliate Investments” are defined as investments that are neither Control Investments nor Affiliate Investments. The line item on Main Street’s Consolidated Balance Sheets entitled “Investment in affiliated Investment Manager” represents Main Street’s investment in a wholly owned investment manager subsidiary that is accounted for as a portfolio investment.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.                                      Valuation of Portfolio Investments

Main Street accounts for its LMM portfolio investments, Middle Market portfolio investments, Other Portfolio investments and investment in the Investment Manager at fair value. As a result, Main Street follows the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification” or “ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires Main Street to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable, and willing and able to transact. With the adoption of this statement, Main Street incorporated the income approach to estimate the fair value of its LMM portfolio debt investments using a yield-to-maturity model.

Main Street’s portfolio strategy calls for it to invest primarily in illiquid securities issued by private, LMM companies as well as debt securities issued by Middle Market companies that are generally larger in size than the LMM companies.  These portfolio investments may be subject to restrictions on resale.  LMM companies generally have no established trading market while Middle Market securities generally have established markets that are not active.  Main Street determines in good faith the fair value of its portfolio investments pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by its Board of Directors and in accordance with the 1940 Act. For LMM portfolio investments, Main Street reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process.  For

Middle Market portfolio investments, Main Street primarily uses observable inputs such as quoted prices in the valuation process.  For Middle Market portfolio investments for which sufficient observable inputs are not available to determine fair value, Main Street generally uses an approach similar to the income approach using a yield-to-maturity model used to value its LMM portfolio debt investments.  Main Street’s valuation policy and process are intended to provide a consistent basis for determining the fair value of the portfolio.

For valuation purposes, “control” LMM portfolio investments are composed of equity and debt securities for which Main Street has a controlling interest in the portfolio company or has the ability to nominate a majority of the portfolio company’s board of directors. Market quotations are generally not readily available for Main Street’s control LMM portfolio investments. As a result, Main Street determines the fair value of control LMM portfolio investments using a combination of market and income approaches. Under the market approach, Main Street will typically use the enterprise value methodology to determine the fair value of these investments. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”), cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, Main Street analyzes various factors, including the portfolio company’s historical and projected financial results. Main Street allocates the enterprise value to investments in order of the legal priority of the investments. Main Street will also use the income approach to determine the fair value of these securities, based on projections of the discounted future free cash flows that the portfolio company or the debt security will likely generate. The valuation approaches for Main Street’s control LMM portfolio investments estimate the value of the investment if Main Street were to sell, or exit, the investment. In addition, these valuation approaches consider the value associated with Main Street’s ability to control the capital structure of the portfolio company, as well as the timing of a potential exit.

For valuation purposes, “non-control” LMM portfolio investments are composed of debt and equity securities for which Main Street does not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company’s board of directors. Market quotations are generally not readily available for non-control LMM portfolio investments. For  non-control LMM portfolio investments, Main Street uses a combination of the market and income approaches to value its equity investments and the income approach to value its debt investments. For non-control LMM debt investments, Main Street determines the fair value primarily using a yield approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Main Street’s estimate of the expected repayment date of a LMM debt security is generally the legal maturity date of the instrument, as Main Street generally intends to hold its loans to maturity. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. Main Street will use the value determined by the yield analysis as the fair value for that security; however, because of Main Street’s general intent to hold its loans to maturity, the fair value will not exceed the face amount of the LMM debt security. A change in the assumptions that Main Street uses to estimate the fair value of its LMM debt securities using the yield analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or if a LMM debt security is in workout status, Main Street may consider other factors in determining the fair value of the LMM debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis.

Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on its investments in each LMM portfolio company once a quarter. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent advisor. The nationally recognized independent advisor is generally consulted relative to Main Street’s investments in each LMM portfolio company at least once in every calendar year, and for Main Street’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent advisor on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a LMM portfolio company is determined to be insignificant relative to the total investment portfolio. Main Street consulted with its independent advisor in arriving at Main Street’s determination of fair value on its investments in a total of 22 LMM portfolio companies for the six months ended June 30, 2012, representing approximately 41% of the total LMM portfolio and investment in the affiliated Investment Manager at fair value as of June 30, 2012.

For valuation purposes, all of Main Street’s Middle Market portfolio investments are non-control investments and are composed of securities for which Main Street does not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company’s board of directors. Main Street primarily uses observable inputs to determine the fair value of these investments through obtaining third party quotes or other independent pricing. For Middle Market portfolio investments for which sufficient observable inputs are not available to determine fair value, Main Street generally uses an approach similar to the income approach using a yield-to-maturity model used to value its non-control LMM portfolio debt investments.

For valuation purposes, all of Main Street’s Other Portfolio investments are non-control investments and are composed of securities for which Main Street generally does not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company’s board of directors.  Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. Main Street values its Other Portfolio equity investments based on the fair value of the portfolio company as determined by independent third parties and based on Main Street’s proportional ownership in the portfolio company, as well as the financial position and assessed risk of each of these portfolio investments. For Other Portfolio debt investments with observable inputs, Main Street determines the fair value of these investments through obtaining third party quotes or other independent pricing. To the extent observable inputs are not available for its Other Portfolio debt investments, Main Street values these Other Portfolio debt investments through an approach similar to the income approach using a yield-to-maturity model used to value its non-control LMM portfolio debt investments.

Due to the inherent uncertainty in the valuation process, Main Street’s determination of fair value for certain portfolio investments may differ materially from the values that would have been used had a ready market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. Main Street determines the fair value of each individual investment and records changes in fair value as unrealized appreciation or depreciation.

Main Street uses a standard internal portfolio investment rating system in connection with its investment oversight, portfolio management/analysis and investment valuation procedures for its LMM portfolio companies. This system takes into account both quantitative and qualitative factors of the LMM portfolio company and the investments held therein.

The Board of Directors of Main Street has the final responsibility for reviewing and approving, in good faith, Main Street’s determination of the fair value for its portfolio investments consistent with the 1940 Act requirements.  Main Street believes its portfolio investments as of June 30, 2012 and December 31, 2011 approximate fair value as of those dates based on the market in which Main Street operates and other conditions in existence on those reporting dates.

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

Main Street holds debt and preferred equity instruments in its investment portfolio that contain payment-in-kind (“PIK”) interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any unpaid dividends are added to the balance of the preferred equity investment. The actual collection of these dividends may be deferred until such time as the preferred equity is redeemed. To maintain RIC tax treatment (as discussed below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash.  For the three months ended June 30, 2012 and 2011, (i) approximately 4.4% and 3.6%, respectively, of our total investment income was attributable to PIK interest income and (ii) approximately 0.8% and 2.9%, respectively, of our total investment income was attributable to cumulative dividend income.  For the six months ended June 30, 2012 and 2011, (i) approximately 4.1% and 4.0%, respectively, of our total investment income was attributable to PIK interest income and (ii) approximately 1.4% and 2.9%, respectively, of our total investment income was attributable to cumulative dividend income.

As of June 30, 2012, Main Street had no investments with positive fair value on non-accrual status and one fully impaired investment which comprised approximately 0.2% of the total portfolio investments at cost, in each case, excluding the investment in the affiliated Investment Manager.  As of December 31, 2011, Main Street had one investment with positive fair value on non-accrual status, which comprised less than 0.1% of the total portfolio investments at fair value and, together with another fully impaired investment, comprised approximately 0.9% of the total portfolio investments at cost, in each case excluding the investment in the affiliated Investment Manager.

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

4.                                      Unearned Income — Debt Origination Fees, Original Issue Discount and Discounts / Premiums to Par Value

Main Street capitalizes upfront debt origination fees received in connection with financings and reflects such fees as unearned income netted against the applicable debt investments. The unearned income from the fees is accreted into interest income based on the effective interest method over the life of the financing.

In connection with its portfolio debt investments, Main Street sometimes receives nominal cost warrants (“nominal cost equity”) that are valued as part of the negotiation process with the particular portfolio company. When Main Street receives nominal cost equity, Main Street allocates its cost basis in its investment between its debt security and its nominal cost equity at the time of origination. Any discount recorded on a debt investment resulting from this allocation is reflected as unearned income, which is netted against the applicable debt investment, and accreted into interest income based on the effective interest method over the life of the debt. The actual collection of this interest is deferred until the time of debt principal repayment.

Main Street may also purchase debt securities at a discount or at a premium to the par value of the debt security.  When Main Street purchases a debt security at a discount to the par value of the debt security, Main Street records the par value of the debt security net of the discount, and the discount is accreted into interest income based on the effective interest method over the life of the debt investment.  When Main Street purchases a debt security at a premium to the par value of the debt security, Main Street records the premium as incremental to the par value of the debt security, and the premium is amortized as a reduction to interest income based on the effective interest method over the life of the debt.  To maintain RIC tax treatment (as discussed below in Note B.6.), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income.

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

7.                                      Net Realized Gains or Losses from Investments and Net Change in Unrealized Appreciation or Depreciation from Investments

Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment and the cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period net of recoveries and realized gains or losses from in-kind redemptions. Net change in unrealized appreciation or depreciation from investments reflects the net change in the fair value of the investment portfolio and financial instruments and the reclassification of any prior period unrealized appreciation or depreciation on exited investments to realized gains or losses.

8.                                      Concentration of Credit Risks

Main Street places its cash in financial institutions, and, at times, such balances may be in excess of the federally insured limit.

9.                                      Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Main Street believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate the fair values of such items. Marketable securities and idle funds investments may include investments in certificates of deposit, U.S. government agency securities, independently rated debt investments, and diversified bond funds, and the fair value determination for these investments under the provisions of ASC 820 generally consists of Level 2 observable inputs.

The SBIC debentures provide a strategic advantage due to their flexible structure, long-term duration, and low fixed interest rates. As part of the Exchange Offer, Main Street elected the fair value option under ASC 825, Financial Instruments (“ASC 825”) relating to accounting for debt obligations at their fair value, for those SBIC debentures acquired (the “Acquired Debentures”) as part of the acquisition accounting related to the Exchange Offer. In order to provide for a more consistent basis of presentation, Main Street has elected and will continue to elect the fair value option for SBIC debentures issued by MSC II subsequent to the Exchange Offer. Once the fair value option is elected for a given SBIC debenture, the deferred loan costs associated with the debenture are fully expensed in the current period to “Net Change in Unrealized Appreciation (Depreciation) — SBIC debentures” as part of the fair value adjustment. Interest incurred in connection with SBIC debentures which are valued at fair value is included in interest expense.

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

As a result of the Exchange Offer which left a minority portion of MSC II’s equity interests owned by certain non-Main Street entities, the net earnings of MSC II attributable to the remaining externally owned noncontrolling interest in MSC II are excluded from all per share amounts presented, and the per share amounts only reflect the net earnings attributable to Main Street’s ownership interest in MSC II.  During the first quarter of 2012, MSCC completed the Final MSC II Exchange to acquire all of the minority portion of MSC II’s equity interests not already owned by MSCC.  The following table provides a reconciliation of Net Investment Income and Net Realized Income attributable to common stock by excluding amounts related to the noncontrolling interest in MSC II that remained owned by non-Main Street entities for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Net Investment Income	$12,826	$9,615	$25,675	$17,008
Noncontrolling interest share of Net Investment Income	—	(225)	(62)	(382)
Net Investment Income attributable to common stock	12,826	9,390	25,613	16,626

Total net realized gain (loss) from investments	(3,329)	250	4,809	250
Noncontrolling interest share of net realized (gain) from investments	—	—	(3)	(1)
Net Realized Income attributable to common stock	$9,497	$9,640	$30,419	$16,875

Net Investment Income per share - Basic and diluted	$0.47	$0.41	$0.94	$0.79
Net Realized Income per share - Basic and diluted	$0.35	$0.42	$1.12	$0.80

Weighted average shares outstanding - Basic and diluted	27,365,758	23,015,718	27,118,421	21,128,360

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

Level 3 — Investments whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (for example, investments in illiquid securities issued by private companies). These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the investment.

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

As of June 30, 2012 and December 31, 2011, Main Street’s LMM portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s LMM portfolio investments were categorized as Level 3 as of June 30, 2012 and December 31, 2011.

As of June 30, 2012 and December 31, 2011, Main Street’s Middle Market portfolio investments and Marketable securities and idle funds investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments primarily consisted of observable inputs in non-active markets. As a result, most of Main Street’s Middle Market portfolio investments and all of Main Street’s Marketable securities and idle funds investments were categorized as Level 2 as of June 30, 2012 and December 31, 2011. For those Middle Market portfolio investments for which sufficient observable inputs were not available to determine fair value, Main Street categorized such investments as Level 3 as of June 30, 2012 and December 31, 2011.

As of June 30, 2012 and December 31, 2011, Main Street’s Other Portfolio debt investments consisted of investments in secured and unsecured debt investments. The fair value determination for certain Other Portfolio debt investments consisted of observable inputs in non-active markets and, as such, were categorized as Level 2 as of June 30, 2012 and December 31, 2011. For those Other Portfolio debt investments for which sufficient observable inputs were not available to determine fair value, Main Street categorized such investments as Level 3 as of June 30, 2012 and December 31, 2011.

As of June 30, 2012 and December 31, 2011, Main Street’s Other Portfolio equity investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s Other Portfolio equity investments were categorized as Level 3 as of June 30, 2012 and December 31, 2011.

The fair value determination of each portfolio investment categorized as Level 3 required one or more of the following unobservable inputs:

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

The following table provides a summary of the significant unobservable inputs used to fair value Main Street’s Level 3 portfolio investments as of June 30, 2012:

Type of Investment	Fair Value at June 30, 2012 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average

Equity investments	$170,593	Discounted cash flow	Weighted average cost of capital	11.0%	–	19.0%	15.1%
		Market comparable / Enterprise Value	EBITDA multiple	4.5x	–	6.5x (1)	5.7	x

Debt investments	$303,270	Discounted cash flow	Expected principal recovery	0.0%	–	100.0%	99.4%
			Risk adjusted discount factor	7.1%	–	20.4% (1)	14.1%

(1) Range excludes outliers that are greater than one standard deviation from the mean.

The following table provides a summary of changes in fair value of Main Street’s Level 3 portfolio investments for the six months ended June 30, 2012 (amounts in thousands):

						Net	Net
		Transfers Into	Accretion of	Redemptions/		Changes from	Unrealized
Type of	December 31, 2011	Level 3	Unearned	Repayments/	New	Unrealized	Appreciation	June 30, 2012
Investment	Fair Value	Hierarchy	Income	Exits (1)	Investments (1)	to Realized	(Depreciation)	Fair Value
Debt	$260,190	$26,592	$3,567	$(51,215)	$61,696	$3,489	$(1,049)	$303,270
Equity	113,920	709	—	(15,540)	16,210	(222)	18,690	133,767
Equity warrants	43,269	235	—	(3,861)	1,271	(6,599)	2,309	36,624
Investment Manager (2)	1,869	—	—	(1,616)	—	—	(51)	202
	$419,248	$27,536	$3,567	$(72,232)	$79,177	$(3,332)	$19,899	$473,863

(1) Includes the impact of non-cash conversions

(2) Reflects the adjustment to the investment in the Investment Manager in connection with the acquisition of the remaining externally owned MSC II equity interests.

As of June 30, 2012 and December 31, 2011, the fair value determination for the SBIC debentures recorded at fair value primarily consisted of unobservable inputs.  As a result, the SBIC debentures which are recorded at fair value were categorized as Level 3.  Main Street determines the fair value of these instruments primarily using a yield approach that analyzes the discounted cash flows of interest and principal for each SBIC debenture recorded at fair value based on estimated market interest rates for debt instruments of similar structure, terms, and maturity.  Main Street’s estimate of the expected repayment date of principal for each SBIC debenture recorded at fair value is the legal maturity date of the instrument, as Main Street generally does not intend to repay its SBIC debentures prior to maturity.

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

The following table provides a summary of the significant unobservable inputs used to fair value Main Street’s Level 3 SBIC debentures at fair value as of June 30, 2012:

	Fair Value at June 30, 2012 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average

SBIC Debentures	$78,396	Discounted cash flow	Estimated market interest rates	8.9% - 9.5%	9.1%

The following table provides a summary of changes for the Level 3 SBIC Debentures recorded at fair value for the six months ended June 30, 2012 (amounts in thousands):

				Net
				Unrealized
Type of	December 31, 2011		New SBIC	(Appreciation)	June 30, 2012
Instrument	Fair Value	Repayments	Debentures	Depreciation	Fair Value
SBIC Debentures at fair value	$76,887	$—	$—	$1,509	$78,396

At June 30, 2012 and December 31, 2011, Main Street’s investments and SBIC Debentures at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At June 30, 2012	Fair Value	(Level 1)	(Level 2)	(Level 3)

LMM portfolio investments	$423,603	$—	$—	$423,603
Middle Market portfolio investments	343,391	—	315,321	28,070
Other Portfolio investments	23,598		1,610	21,988
Investment in affiliated Investment Manager	202	—	—	202

Total portfolio investments	790,794	—	316,931	473,863

Marketable securities and idle funds investments	8,149	—	8,149	—

Total investments	$798,943	$—	$325,080	$473,863

SBIC Debentures at fair value	$78,396	$—	$—	$78,396

		Fair Value Measurements
		(in thousands)
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At December 31, 2011	Fair Value	(Level 1)	(Level 2)	(Level 3)

LMM portfolio investments	$415,664	$—	$11,685	$403,979
Middle Market portfolio investments	226,451	—	226,451	—
Other Portfolio investments	14,109		709	13,400
Investment in affiliated Investment Manager	1,869	—	—	1,869

Total portfolio investments	658,093	—	238,845	419,248

Marketable securities and idle funds investments	26,242	—	26,242	—

Total investments	$684,335	$—	$265,087	$419,248

SBIC Debentures at fair value	$76,887	$—	$—	$76,887

For the six months ended June 30, 2012, there were six portfolio company investment transfers from the Level 2 to the Level 3 fair value hierarchy, totaling $27.4 million at both fair value and cost as of June 30, 2012.

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

Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could be highly concentrated among several portfolio companies. For the three and six month periods ended June 30, 2012 and 2011, Main Street did not record (i) investment income from any LMM portfolio company in excess of 10% of total LMM investment income, (ii) investment income from any Middle Market portfolio company in excess of 10% of total Middle Market investment income or (iii) investment income from any single portfolio company in excess of 10% of total investment income.

As of June 30, 2012, Main Street had debt and equity investments in 54 LMM portfolio companies with an aggregate fair value of $423.6 million, with a total cost basis of approximately $340.8 million, and a weighted average annual effective yield on its LMM debt investments of approximately 15.0%. Approximately 78% of Main Street’s total LMM portfolio investments at cost were in the form of debt investments and 95% of such debt investments at cost were secured by first priority liens on the assets of Main Street’s LMM portfolio companies as of June 30, 2012. At June 30, 2012, Main Street had equity ownership in approximately 91% of its LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 33%.  As of December 31, 2011, Main Street had debt and equity investments in 54 LMM portfolio companies with an aggregate fair value of $415.7 million, with a total cost basis of approximately $349.0 million, and a weighted average annual effective yield on its LMM debt investments of approximately 14.8%.   The weighted average annual yields were computed using the effective interest rates for all debt investments as of June 30, 2012 and December 31, 2011, including amortization of deferred debt origination fees and accretion of original issue discount but excluding liquidation fees payable upon repayment and any debt investments on non-accrual status.

As of June 30, 2012, Main Street had Middle Market portfolio investments in 77 companies collectively totaling approximately $343.4 million in fair value with a total cost basis of approximately $341.8 million. The weighted average revenues for the 77 Middle Market portfolio company investments were approximately $519 million.  Main Street’s Middle Market portfolio investments are primarily in the form of debt investments and 91% of such debt investments at cost were secured by first priority liens on portfolio company assets as of June 30, 2012. The weighted average annual effective yield on Main Street’s Middle Market portfolio debt investments was approximately 8.7% as of June 30, 2012.  As of December 31, 2011, Main Street had Middle Market portfolio investments in 57 companies collectively totaling approximately $226.5 million in fair value with a total cost basis of approximately $228.9 million. The weighted average revenues for the 57 Middle Market portfolio company investments were approximately $473 million.  The weighted average annual effective yield on Main Street’s Middle Market portfolio debt investments was approximately 9.5% as of December 31, 2011.  The weighted average annual yields were computed using the effective interest rates for all debt investments as of June 30, 2012 and December 31, 2011, including amortization of deferred debt origination fees and accretion of original issue discount but excluding liquidation fees payable upon repayment.

As of June 30, 2012, Main Street had Other Portfolio investments in 4 companies collectively totaling approximately $23.6 million in fair value and $23.4 million in cost basis.  As of December 31, 2011, Main Street had Other Portfolio investments in 3 companies collectively totaling approximately $14.1 million in both fair value and cost basis.

For the six months ended June 30, 2012, there was 1 portfolio company investment transfer from the Middle Market portfolio investment category to the Other Portfolio investment category totaling $1.6 million at fair value and $1.7 million at cost as of June 30, 2012.

The following table summarizes the composition of Main Street’s LMM investment portfolio, Middle Market investment portfolio, and total combined LMM and Middle Market investment portfolio at cost and fair value by type of investment as a percentage of the total LMM investment portfolio, the total Middle Market investment portfolio, and the total combined LMM and Middle Market investment portfolio as of June 30, 2012 and December 31, 2011 (this information excludes the Other Portfolio investments and the Investment Manager):

	June 30, 2012			December 31, 2011
Cost:	LMM	Middle Market	Total	LMM	Middle Market	Total
First lien debt	73.6%	90.7%	82.1%	69.5%	81.8%	74.4%
Equity	17.7%	0.2%	9.0%	20.5%	0.2%	12.5%
Second lien debt	4.1%	9.1%	6.6%	5.0%	18.0%	10.1%
Equity warrants	4.6%	0.0%	2.3%	5.0%	0.0%	3.0%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	June 30, 2012			December 31, 2011
Fair Value:	LMM	Middle Market	Total	LMM	Middle Market	Total
First lien debt	59.3%	90.7%	73.4%	57.7%	81.7%	66.2%
Equity	30.0%	0.2%	16.6%	29.0%	0.3%	18.8%
Second lien debt	3.3%	9.1%	5.9%	4.4%	18.0%	9.2%
Equity warrants	7.4%	0.0%	4.1%	8.9%	0.0%	5.8%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The following table shows Main Street’s LMM investment portfolio, Middle Market investment portfolio, and total combined LMM and Middle Market investment portfolio composition by geographic region of the United States at cost and fair value as a percentage of the total LMM investment portfolio, the total Middle Market investment portfolio, and the total combined LMM and Middle Market investment portfolio as of June 30, 2012 and December 31, 2011 (this information excludes the Other Portfolio investments and the Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	June 30, 2012			December 31, 2011
Cost:	LMM	Middle Market	Total	LMM	Middle Market	Total
Southwest	42.7%	16.6%	29.6%	47.8%	16.4%	35.4%
West	32.4%	13.6%	23.0%	31.9%	13.7%	24.7%
Midwest	12.1%	28.5%	20.3%	9.0%	21.6%	14.0%
Northeast	4.6%	30.0%	17.3%	3.9%	32.6%	15.2%
Southeast	8.2%	7.0%	7.6%	7.4%	15.7%	10.7%
Other	0.0%	4.3%	2.2%	0.0%	0.0%	0.0%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	June 30, 2012			December 31, 2011
Fair Value:	LMM	Middle Market	Total	LMM	Middle Market	Total
Southwest	46.4%	16.6%	33.0%	52.1%	16.2%	39.3%
West	30.5%	13.6%	22.9%	28.9%	13.8%	23.6%
Midwest	11.9%	28.6%	19.4%	8.7%	21.9%	13.4%
Northeast	4.4%	29.9%	15.8%	3.9%	32.4%	14.0%
Southeast	6.8%	6.9%	6.9%	6.4%	15.7%	9.7%
Other	0.0%	4.4%	2.0%	0.0%	0.0%	0.0%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Main Street’s LMM and Middle Market portfolio investments are in companies conducting business in a variety of industries. The following tables show the composition of Main Street’s LMM portfolio investments, Middle Market portfolio investments, and total combined LMM and Middle Market portfolio investments by industry at cost and fair value as of June 30, 2012 and December 31, 2011 (this information excludes the Other Portfolio investments and the Investment Manager):

	June 30, 2012			December 31, 2011
Cost:	LMM	Middle Market	Total	LMM	Middle Market	Total
Media	8.8%	8.6%	8.7%	8.7%	6.6%	7.9%
Energy Equipment and Services	10.0%	5.0%	7.5%	9.2%	7.5%	8.5%
Health Care Providers and Services	6.3%	8.0%	7.2%	6.5%	9.1%	7.5%
Machinery	9.7%	4.3%	7.0%	9.9%	2.1%	6.9%
Commercial Services and Supplies	12.3%	1.4%	6.8%	15.4%	0.9%	9.7%
Software	4.8%	7.6%	6.2%	2.8%	8.4%	5.0%
Specialty Retail	8.2%	3.7%	6.0%	5.3%	5.6%	5.4%
Construction and Engineering	5.5%	2.9%	4.2%	5.3%	0.0%	5.0%
Chemicals	0.0%	6.8%	3.4%	0.0%	3.8%	1.5%
Food Products	0.0%	6.7%	3.4%	0.0%	3.9%	1.6%
Electronic Equipment, Instruments and Components	4.0%	1.9%	3.0%	4.6%	0.0%	2.8%
Containers and Packaging	0.0%	4.5%	2.2%	0.0%	1.3%	0.5%
Food and Staples Retailing	0.0%	4.1%	2.1%	0.0%	6.2%	2.5%
Diversified Consumer Services	4.3%	0.0%	2.1%	2.7%	0.0%	1.6%
IT Services	0.0%	4.2%	2.1%	0.0%	4.1%	1.6%
Construction Materials	1.2%	3.0%	2.0%	1.1%	4.4%	0.7%
Oil, Gas and Consumable Fuels	0.0%	3.7%	1.9%	0.0%	0.0%	0.0%
Metals and Mining	0.0%	3.9%	1.9%	0.0%	0.0%	0.0%
Consumer Finance	3.0%	0.6%	1.8%	3.0%	0.9%	2.1%
Health Care Equipment and Supplies	2.1%	1.5%	1.8%	2.2%	1.2%	1.8%
Hotels, Restaurants and Leisure	2.3%	1.1%	1.7%	2.1%	7.2%	4.1%
Insurance	3.4%	0.0%	1.7%	3.1%	2.6%	2.9%
Building Products	2.8%	0.7%	1.7%	2.6%	0.0%	1.6%
Professional Services	2.6%	0.0%	1.3%	3.5%	0.0%	2.1%
Internet Software and Services	0.4%	2.2%	1.3%	3.0%	0.0%	1.8%
Paper and Forest Products	2.3%	0.0%	1.2%	2.2%	0.0%	1.3%
Transportation Infrastructure	2.1%	0.0%	1.0%	2.0%	0.0%	1.2%
Pharmaceuticals	0.0%	1.8%	0.9%	0.0%	2.6%	1.0%
Internet and Catalog Retail	0.0%	1.5%	0.8%	0.0%	2.2%	0.9%
Biotechnology	0.0%	1.4%	0.7%	0.0%	2.2%	0.8%
Auto Components	0.0%	1.1%	0.6%	0.0%	2.9%	1.2%
Real Estate Management and Development	0.0%	0.8%	0.4%	0.0%	2.5%	1.0%
Electric Utilities	0.0%	0.6%	0.3%	0.0%	2.0%	0.8%
Thrifts and Mortgage Finance	0.0%	0.3%	0.1%	0.0%	2.0%	0.8%
Other (1)	3.9%	6.1%	5.0%	4.8%	7.8%	5.9%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1) Includes various industries with each industry individually less than 2.0% of the total LMM portfolio, total Middle Market portfolio and combined total LMM and Middle Market portfolio in each period.

	June 30, 2012			December 31, 2011
Fair Value:	LMM	Middle Market	Total	LMM	Middle Market	Total
Energy Equipment and Services	12.7%	5.0%	9.2%	11.2%	7.5%	9.8%
Machinery	12.2%	4.3%	8.6%	10.7%	2.2%	7.7%
Media	7.1%	8.6%	7.7%	7.4%	6.5%	7.1%
Health Care Providers and Services	7.1%	8.0%	7.5%	7.4%	9.0%	7.9%
Commercial Services and Supplies	10.5%	1.4%	6.4%	13.5%	0.9%	9.0%
Software	4.5%	7.7%	5.9%	2.8%	8.4%	4.8%
Construction and Engineering	6.4%	2.8%	4.9%	6.0%	0.0%	5.5%
Specialty Retail	5.7%	3.5%	4.7%	3.8%	5.2%	4.3%
Diversified Consumer Services	5.6%	0.0%	3.1%	3.7%	0.0%	2.4%
Chemicals	0.0%	6.9%	3.1%	0.0%	3.8%	1.3%
Food Products	0.0%	6.7%	3.0%	0.0%	4.0%	1.4%
Electronic Equipment, Instruments and Components	3.2%	2.0%	2.7%	3.7%	0.0%	2.4%
Containers and Packaging	0.0%	4.5%	2.0%	0.0%	1.3%	0.5%
Hotels, Restaurants and Leisure	2.6%	1.1%	1.9%	2.5%	7.2%	4.2%
Food and Staples Retailing	0.0%	4.2%	1.9%	0.0%	6.3%	2.2%
IT Services	0.0%	4.2%	1.9%	0.0%	3.8%	1.4%
Construction Materials	0.8%	3.0%	1.7%	0.8%	4.5%	0.5%
Oil, Gas and Consumable Fuels	0.0%	3.8%	1.7%	0.0%	0.0%	0.0%
Metals and Mining	0.0%	3.9%	1.8%	0.0%	0.0%	0.0%
Internet Software and Services	1.2%	2.2%	1.6%	5.8%	0.0%	3.7%
Consumer Finance	2.4%	0.6%	1.6%	2.5%	0.9%	1.9%
Insurance	2.7%	0.0%	1.5%	2.6%	2.6%	2.6%
Trading Companies and Distributors	2.8%	0.0%	1.5%	2.6%	0.0%	1.7%
Professional Services	2.1%	0.0%	1.2%	2.2%	0.0%	1.4%
Paper and Forest Products	2.2%	0.0%	1.2%	2.2%	0.0%	1.4%
Transportation Infrastructure	2.0%	0.0%	1.1%	2.0%	0.0%	1.3%
Pharmaceuticals	0.0%	1.8%	0.8%	0.0%	2.8%	1.0%
Internet and Catalog Retail	0.0%	1.5%	0.7%	0.0%	2.2%	0.8%
Biotechnology	0.0%	1.3%	0.6%	0.0%	2.1%	0.7%
Auto Components	0.0%	1.1%	0.5%	0.0%	3.0%	1.1%
Real Estate Management and Development	0.0%	0.8%	0.3%	0.0%	2.6%	0.9%
Electric Utilities	0.0%	0.6%	0.3%	0.0%	2.0%	0.7%
Thrifts and Mortgage Finance	0.0%	0.3%	0.1%	0.0%	2.1%	0.7%
Other (1)	6.2%	8.2%	7.3%	6.6%	9.1%	7.7%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1) Includes various industries with each industry individually less than 2.0% of the total LMM portfolio, total Middle Market portfolio and combined total LMM and Middle Market portfolio in each period.

At June 30, 2012 and December 31, 2011, Main Street had no LMM investments that were greater than 10% of its total LMM investment portfolio at fair value, no Middle Market investments that were greater than 10% of its total Middle Market investment portfolio at fair value and no portfolio investments that were greater than 10% of the total investment portfolio at fair value.

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

The Investment Manager receives recurring investment management fees from MSC II pursuant to a separate investment advisory agreement. The payments due under the investment advisory agreement were fixed at $3.3 million per year, paid quarterly, until September 30, 2010. Subsequent to September 30, 2010, under the investment advisory agreement, MSC II is obligated to pay a 2% annualized management fee based upon the MSC II assets under management. Subsequent to the Exchange Offer, the investment in the Investment Manager was reduced to reflect the remaining pro rata portion of the MSC II equity and the related portion of the MSC II management fees that were not acquired in the Exchange Offer.  Upon completion of the Final MSC II Exchange in the first quarter of 2012, the investment in the Investment Manager was reduced to reflect MSCC’s acquisition of all of the MSC II equity and the related MSC II management fees.  The Investment Manager also receives certain management, consulting and advisory fees for providing these services to third parties (the “External Services”). In addition, during May of 2012, the Investment Manager executed an investment sub-advisory agreement with HMS Adviser, LP, which is the investment advisor to HMS Income Fund, Inc. (“HMS Income”). HMS Income is a newly-formed BDC whose registration statement on Form N-2 was declared effective by the Securities and Exchange Commission (the “SEC”) on June 4, 2012, to provide certain investment advisory services to HMS Adviser, LP.

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

Pursuant to the support services agreement with MSCC, the Investment Manager is reimbursed by MSCC for its excess operating expenses associated with providing investment management and other services to MSCC and its subsidiaries, as well as third parties. Each quarter, as part of the support services agreement, MSCC makes payments to cover all cash operating expenses incurred by the Investment Manager, less fees that the Investment Manager receives pursuant to third party long-term investment advisory agreements and consulting agreements. Subsequent to the consolidation of MSC II in connection with the Exchange Offer, the management fees paid by MSC II to the Investment Manager are now included in “Expenses reimbursed to affiliated Investment Manager” on the statements of operations along with any additional net costs reimbursed by MSCC to the Investment Manager pursuant to the support services agreement. The expenses reimbursed by MSCC and management fees paid by MSC II to the Investment Manager totaled $2.7 million and $2.2 million, respectively, for the three months ended June 30, 2012 and 2011 and $5.4 million and $4.3 million, respectively, for the six months ended June 30, 2012 and 2011.

In its separate stand-alone financial statements as summarized below, as part of the Formation Transactions the Investment Manager recognized an $18 million intangible asset related to the investment advisory agreement with MSC II consistent with Staff Accounting Bulletin No. 54, Application of “Pushdown” Basis of Accounting in Financial Statements of Subsidiaries Acquired by Purchase (“SAB 54”). Under SAB 54, push-down accounting is required in “purchase transactions that result in an entity becoming substantially wholly owned.” In this case, MSCC acquired 100% of the equity interests in the Investment Manager in the Formation Transactions. Because the $18 million value attributed to MSCC’s investment in the Investment Manager was derived from the long-

term, recurring management fees under the investment advisory agreement with MSC II, the same methodology used to determine the $18 million valuation of the Investment Manager in connection with the Formation Transactions was utilized to establish the push-down accounting basis for the intangible asset. The intangible asset is being amortized over the estimated economic life of the investment advisory agreement with MSC II. The Investment Manager recognized amortization expense associated with the intangible asset of $0.3 million for each of the three months ended June 30, 2012 and 2011 and $0.6 million for each of the six months ended June  30, 2012 and 2011. Amortization expense is not included in the expenses reimbursed by MSCC to the Investment Manager based upon the support services agreement since it is non-cash and non-operating in nature.

Summarized financial information from the separate financial statements of the Investment Manager is as follows:

	As of June 30,	As of December 31,
	2012	2011
	(in thousands)
	(Unaudited)

Cash	$36	$99
Accounts receivable	111	28
Accounts receivable - MSCC	2,760	4,831
Intangible asset (net of accumulated amortization of $5,023 and $4,392 as of June 30, 2012 and December 31, 2011, respectively)	12,977	13,608
Deposits and other	210	145
Total assets	$16,094	$18,711

Accounts payable and accrued liabilities	$3,262	$5,248
Equity	12,832	13,463
Total liabilities and equity	$16,094	$18,711

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
	(Unaudited)		(Unaudited)

Management fee income from Main Street Capital II	$542	$643	$1,160	$1,153
Other management advisory fees	47	130	102	174
Total income	589	773	1,262	1,327

Salaries, benefits and other personnel costs	(2,357)	(2,075)	(4,647)	(3,877)
Occupancy expense	(83)	(83)	(165)	(163)
Professional expenses	(22)	(23)	(32)	(89)
Amortization expense - intangible asset	(319)	(292)	(631)	(579)
Other expenses	(288)	(156)	(617)	(382)
Expense reimbursement from MSCC	2,161	1,564	4,199	3,184
Total net expenses	(908)	(1,065)	(1,893)	(1,906)
Net Loss	$(319)	$(292)	$(631)	$(579)

NOTE E — SBIC DEBENTURES

SBIC debentures payable at June 30, 2012 and December 31, 2011 were $220 million.  SBIC debentures provide for interest to be paid semi-annually, with principal due at the applicable 10-year maturity date of each debenture. The weighted average annual interest rate on the SBIC debentures as of June 30, 2012 and December 31, 2011 was 5.1% at both dates. The first principal maturity due under the existing SBIC debentures is in 2013, and the remaining weighted average duration as of June 30, 2012 is approximately 6.2 years.  Main Street recognized interest expense attributable to the SBIC debentures of $2.9 million and $2.8 million, respectively, in the three months ended June 30, 2012 and 2011 and $5.7 million and $5.3 million, respectively, in the six months ended June 30, 2012 and 2011.  In accordance with SBA regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA. The Funds are subject to annual compliance examinations by the SBA. There have been no historical findings resulting from these examinations.

As of June 30, 2012, the recorded value of the SBIC debentures was $203.4 million which consisted of (i) $78.4 million recorded at fair value, or $16.6 million less than the $95.0 million face value of the SBIC debentures held in MSC II, and (ii) $125 million reported at face value and held in MSMF.  As of June 30, 2012, if Main Street had adopted the fair value option under ASC 825 for all of its SBIC debentures, Main Street estimates the fair value of its SBIC debentures would be approximately $182.7 million, or $37.3 million less than the $220 million face value of the SBIC debentures.

NOTE F — CREDIT FACILITY

In May 2012, Main Street amended its credit facility (the “Credit Facility”) to expand the commitments from $235.0 million to $277.5 million to provide additional liquidity in support of future investment and operational activities.  The $42.5 million increase in total commitments included commitment increases by three lenders currently participating in the Credit Facility under the accordion feature of the Credit Facility.  The amended Credit Facility contains an upsized accordion feature that allows for a further increase in total commitments under the facility up to $350 million of total commitments from new and existing lenders on the same terms and conditions as the existing commitments.  Borrowings under the Credit Facility bear interest, subject to Main Street’s election, on a per annum basis equal to (i) the applicable LIBOR average rate plus 2.50% or (ii) the applicable base rate plus 1.50%. Main Street pays unused commitment fees of 0.375% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the assets of the Funds. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining an interest coverage ratio of at least 2.0 to 1.0, (ii) maintaining an asset coverage ratio of at least 2.5 to 1.0, and (iii) maintaining a minimum tangible net worth. The Credit Facility will mature in September 2014. The Credit Facility contains two, one year extensions which could extend the maturity to September 2016. At June 30, 2012, Main Street had $88.0 million in borrowings outstanding under the Credit Facility. Main Street recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs, of $1.3 million and $0.5 million, respectively,  for the three months ended June 30, 2012 and 2011 and $2.3 million and $0.9 million, respectively, for the six months ended June 30, 2012 and 2011. As of June 30, 2012, the interest rate on the Credit Facility was 2.7%, and Main Street was in compliance with all financial covenants of the Credit Facility.

NOTE G — FINANCIAL HIGHLIGHTS

	Six Months Ended June 30,
Per Share Data:	2012	2011
Net asset value at beginning of period	$15.19	$13.06

Net investment income (1) (3)	0.94	0.79
Net realized gain (loss) from investments (1) (2) (3)	0.18	0.01
Net change in unrealized appreciation (1) (2) (3)	0.75	0.67
Income tax provision (1) (2) (3)	(0.10)	(0.15)
Net increase in net assets resulting from operations (1)	1.77	1.32
Dividends paid to stockholders	(0.83)	(0.77)
Impact of the net change in monthly dividends declared prior to the end of the period	—	(0.13)
Accretive effect of public stock offerings (issuing shares above NAV per share)	0.74	0.68
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.04	0.05
Other (4)	(0.02)	0.03
Net asset value at June 30, 2012 and 2011	$16.89	$14.24

Market value at June 30 2012 and 2011	$24.20	$18.95
Shares outstanding at June 30 2012 and 2011	31,588,654	23,182,600

(1)	Based on weighted average number of common shares outstanding for the period.
(2)	Net realized gains or losses, net change in unrealized appreciation or depreciation, and income taxes can fluctuate significantly from period to period.
(3)	Per share amounts are net of the earnings attributable to MSC II noncontrolling interest.
(4)

Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

	Six Months Ended June 30,
	2012	2011
	(in thousands, except percentages)

Net asset value at end of period	$533,404	$330,132
Average net asset value	$479,470	$298,226
Average outstanding debt	$354,500	$250,000
Ratio of total expenses, including income tax expense, to average net asset value (1) (2) (5)	3.88%	5.05%
Ratio of operating expenses to average net asset value (1) (5)	3.28%	4.05%
Ratio of operating expenses, excluding interest expense, to average net asset value (1) (5)	1.60%	2.08%
Ratio of net investment income to average net asset value (1) (5)	5.35%	5.57%
Portfolio turnover ratio (5)	22.24%	3.95%
Total investment return (4) (5)	17.97%	8.5%
Total return based on change in net asset value (3) (5)	6.59%	11.38%

(1)	Ratios are net of amounts attributable to MSC II noncontrolling interest.
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

NOTE H — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

Main Street paid monthly dividends of $0.135 per share for each month of January 2012 through March 2012 and monthly dividends of $0.140 per share for each month of April 2012 through June 2012, totaling $11.4 million, or $0.420 per share for the three months ended June 30, 2012, and $22.2 million, or $0.825 per share, for the six months ended June 30, 2012.  During June 2012, Main Street declared and accrued a $0.145 per share monthly dividend that was paid in July 2012.  For the three and six months ended June 30, 2011, Main Street paid total monthly dividends of approximately $9.0 million, or $0.390 per share, and $16.0 million, or $0.765 per share, respectively, for each period.

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

The Taxable Subsidiaries hold certain portfolio investments for Main Street. The Taxable Subsidiaries are consolidated with Main Street for financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in Main Street’s consolidated financial statements. The principal purpose of the Taxable Subsidiaries is to permit Main Street to hold equity investments in portfolio companies which are “pass through” entities for tax purposes in order to comply with the “source income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with Main Street for income tax purposes and may generate income tax expense or income tax benefit as a result of their ownership of various portfolio investments. This income tax expense or benefit, if any, is reflected in Main Street’s Consolidated Statement of Operations. For the three months ended June 30, 2012 and 2011, Main Street recognized an income tax provision of $1.0 million and $2.0 million, respectively, consisting of deferred tax expense of $0.6 million and $1.8 million, respectively, related to net unrealized appreciation on certain portfolio investments held by the Taxable Subsidiaries and $0.4 million and $0.2 million, respectively, for excise, state and other taxes.  For the six months ended June 30, 2012 and 2011, Main Street recognized an income tax provision of $2.9 million and $3.2 million, respectively, consisting of deferred tax expense of $1.6 million and $2.9 million, respectively, related to net unrealized appreciation on certain portfolio investments held by the Taxable Subsidiaries and $1.3 million and $0.3 million, respectively, for excise, state and other taxes.

Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30,
	2012	2011
	(amounts in thousands)
	(estimated)
Net increase in net assets resulting from operations	$47,992	$28,107
Share-based compensation expense	1,161	886
Net realized income allocated to noncontrolling interest	(65)	(382)
Net change in unrealized appreciation on investments	(20,380)	(14,012)
Income tax provision	2,872	3,163
Pre-tax book (income) loss not consolidated for tax purposes	9,471	(175)
Book income and tax income differences, including debt origination, structuring fees, dividends, and realized gains	949	3,286
Estimated taxable income	42,000	20,873
Taxable income earned in prior year and carried forward for distribution in current year	7,934	—
Ordinary taxable income earned in current period and carried forward for distribution	(31,298)	(4,845)
Dividend accrued as of June 30 and paid in July	3,955	3,014
Total distributions accrued or paid to common stockholders	$22,591	$19,042

The net deferred tax liability at June 30, 2012 and December 31, 2011 was $5.4 million and $3.8 million, respectively, and primarily related to timing differences from net unrealized appreciation of portfolio investments held by the Taxable Subsidiaries, partially offset by net loss carryforwards primarily resulting from historical realized losses on portfolio investments held by the Taxable Subsidiaries and basis differences of portfolio investments held by the Taxable Subsidiaries which are “pass through” entities for tax purposes.

NOTE I — COMMON STOCK

In June 2012, Main Street completed a public stock offering of 4,312,500 shares of common stock, including the underwriters’ full exercise of the over-allotment option, at a price to the public of $22.50 per share, resulting in total gross proceeds of approximately $97.0 million, less (i) underwriters’ commissions of approximately $3.8 million and (ii) offering costs of approximately $0.2 million.

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

In March 2011, Main Street completed a public stock offering of 4,025,000 shares of common stock, including the underwriters’ full exercise of the over-allotment option, at a price to the public of $18.35 per share, resulting in total gross proceeds of approximately $73.9 million, less (i) underwriters’ commissions of approximately $3.3 million and (ii) offering costs of approximately $0.2 million.

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

For the six months ended June 30, 2012, $5.2 million of the total $22.2 million in dividends paid to stockholders represented DRIP participation. During this period, Main Street satisfied the DRIP participation requirements with the issuance of 200,961 newly issued shares and with the purchase of 22,650 shares of common stock in the open market. For the six months ended June 30, 2011, $5.2 million of the total $16.0 million in dividends paid to stockholders represented DRIP participation. During this period, Main Street satisfied the DRIP participation requirements with the issuance of 235,844 newly issued shares and with the purchase of 40,726 shares of common stock in the open market. The shares disclosed above relate only to Main Street’s DRIP and exclude any activity related to broker-managed dividend reinvestment plans.

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

Main Street’s Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2008 Equity Incentive Plan. These shares vest over a four-year period from the grant date. The fair value is expensed over the four-year service period starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street’s Board of Directors and the remaining shares of restricted stock available for issuance as of June 30, 2012.

Restricted stock authorized under the plan	2,000,000
Less restricted stock granted on:
July 1, 2008	(245,645)
July 1, 2009	(99,312)
July 1, 2010	(149,357)
June 20, 2011	(117,728)
June 20, 2012	(133,973)

Restricted stock available for issuance as of June 30, 2012	1,253,985

The following table summarizes the restricted stock issued to Main Street’s independent directors pursuant to the Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan. These shares vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over a one-year service period starting on the grant date.

Restricted stock authorized under the plan	200,000
Less restricted stock granted on:
July 1, 2008	(20,000)
July 1, 2009	(8,512)
July 1, 2010	(7,920)
June 20, 2011	(6,584)
August 3, 2011	(1,658)
June 20, 2012	(5,060)

Restricted stock available for issuance as of June 30, 2012	150,266

Main Street recognized total share-based compensation expense of $0.6 million and $0.4 million, respectively, for the three months ended June 30, 2012 and 2011 and $1.2 million and $0.9 million, respectively, for the six months ended June 30, 2012 and 2011 related to the restricted stock issued to Main Street employees and independent directors.

As of June 30, 2012, there was $6.4 million of total unrecognized compensation expense related to Main Street’s non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 3.2 years as of June 30, 2012.

NOTE L — COMMITMENTS

At June 30, 2012, Main Street had a total of $46.3 million in outstanding commitments comprised of (i) five commitments to fund revolving loans that had not been fully drawn and (ii) two capital commitments that had not been fully called.

NOTE M — SUPPLEMENTAL CASH FLOW DISCLOSURES

Listed below are the supplemental cash flow disclosures for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
	(in thousands)

Interest paid	$7,677	$5,337
Taxes paid	$473	$166
Non-cash financing activities:
Shares issued pursuant to the DRIP	$4,714	$4,453

NOTE N — RELATED PARTY TRANSACTIONS

As discussed further in Note D, subsequent to the completion of the Formation Transactions, the Investment Manager is a wholly owned portfolio company of MSCC. At June 30, 2012 and December 31, 2011, the Investment Manager had a receivable of $2.8 million and $4.8 million respectively due from MSCC related to operating expenses incurred by the Investment Manager required to support Main Street’s business.

NOTE O — SUBSEQUENT EVENTS

In July 2012, Main Street expanded its commitments under its three-year credit facility from $277.5 million to $287.5 million. The $10.0 million increase in total commitments was the result of the addition of one new lender relationship which further diversifies the Main Street lending group to a total of nine participants. The recent increase in total commitments was executed under the accordion feature of the Credit Facility which allows Main Street to increase the total commitments under the facility up to $350 million from new and existing lenders on the same terms and conditions as the existing commitments.

During July 2012, Main Street declared monthly dividends of $0.15 per share for each of October, November and December 2012.  These monthly dividends equal a total of $0.45 per share for the fourth quarter of 2012. The fourth quarter 2012 dividends represent an 11.1% increase from the dividends declared for the fourth quarter of 2011 and a 3.4% increase compared to the third quarter of 2012.  Including the dividends declared for the fourth quarter of 2012, Main Street will have paid $8.03 per share in cumulative dividends since its October 2007 initial public offering.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this section contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Cautionary Statement Concerning Forward Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“the SEC”) on March 9, 2012, for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the consolidated financial statements and related notes and other financial information included in the Annual Report on Form 10-K for the year ended December 31, 2011.

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

On January 7, 2010, MSCC consummated transactions (the “Exchange Offer”) to exchange 1,239,695 shares of its common stock for approximately 88% of the total dollar value of the limited partner interests in Main Street Capital II, LP (“MSC II” and, together with MSMF, the “Funds”). Pursuant to the terms of the Exchange Offer, 100% of the membership interests in the general partner of MSC II, Main Street Capital II GP, LLC (“MSC II GP”), were also transferred to MSCC for no consideration. MSC II commenced operations in January 2006, is an investment fund that operates as an SBIC and is also managed by the Investment Manager.  During the first quarter of 2012, MSCC exchanged 229,634 shares of its common stock to acquire all of the remaining minority ownership in the total dollar value of the MSC II limited partnership interests, including approximately 5% owned by affiliates of MSCC (the “Final MSC II Exchange”).  After the completion of the Final MSC II Exchange, MSCC owns 100% of MSC II.  The Exchange Offer and related transactions, including the transfer of the MSC II GP interests and the Final MSC II Exchange, are collectively termed the “Exchange Offer Transactions.”

MSCC has elected to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).  As a result, MSCC generally will not pay corporate-level federal income taxes on any net ordinary income or capital gains that it distributes to its stockholders as dividends.

MSCC has direct and indirect wholly owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The primary purpose of these entities is to hold certain investments that generate “pass through” income for tax purposes. The Taxable Subsidiaries are each taxed at their normal corporate tax rates based on their taxable income.

Unless otherwise noted or the context otherwise indicates, the terms “we,” “us,” “our” and “Main Street” refer to MSCC and its consolidated subsidiaries, which include the Funds and the Taxable Subsidiaries.

OVERVIEW

We are a principal investment firm primarily focused on providing customized debt and equity financing to lower middle market (“LMM”) companies and debt capital to middle market (“Middle Market”) companies.  Our portfolio investments are typically made to support management buyouts, recapitalizations, growth financings, refinancings and acquisitions of companies that operate in diverse industry sectors.  We seek to partner with entrepreneurs, business owners and management teams and generally provide “one stop” financing alternatives within our LMM portfolio.  We invest primarily in secured debt investments, equity investments, warrants and other securities of LMM companies based in the United States and in secured debt investments of Middle Market companies generally headquartered in the United States.  Our principal investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and capital appreciation from our equity and equity related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. Our LMM companies generally have annual revenues between $10 million and $150 million, and our LMM portfolio investments generally range in size from $5 million to $25 million.  Our Middle Market investments are made in businesses that are generally larger in size than our

LMM portfolio companies and our Middle Market portfolio companies had weighted average annual revenues of $519 million as of June 30, 2012.  Our other portfolio (“Other Portfolio”) investments primarily consist of investments which are not consistent with the typical profiles for LMM and Middle Market portfolio investments, including investments which may be managed by third parties.

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

As of June 30, 2012, we had debt and equity investments in 54 LMM portfolio companies with an aggregate fair value of $423.6 million, with a total cost basis of approximately $340.8 million, and a weighted average annual effective yield on our LMM debt investments of approximately 15.0%. Approximately 78% of our total LMM portfolio investments at cost were in the form of debt investments and 95% of such debt investments at cost were secured by first priority liens on the assets of our LMM portfolio companies as of June 30, 2012. At June 30, 2012, we had equity ownership in approximately 91% of our LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 33%. As of December 31, 2011, we had debt and equity investments in 54 LMM portfolio companies with an aggregate fair value of $415.7 million with a total cost basis of approximately $349.0 million and a weighted average annual effective yield on our LMM debt investments of approximately 14.8%. The weighted average annual yields were computed using the effective interest rates for all debt investments as of June 30, 2012 and December 31, 2011, including amortization of deferred debt origination fees and accretion of original issue discount but excluding liquidation fees payable upon repayment and any debt investments on non-accrual status.

In addition to our LMM investment strategy, we pursue investments in Middle Market companies. Our Middle Market portfolio investments primarily consist of direct or secondary purchases of interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in our LMM portfolio.  Our Middle Market portfolio debt investments are generally secured by either a first or second priority lien on the assets of the company and have an expected duration of between three and five years.

As of June 30, 2012, we had Middle Market portfolio investments in 77 companies collectively totaling approximately $343.4 million in fair value with a total cost basis of approximately $341.8 million. The weighted average revenues for the 77 Middle Market portfolio company investments were approximately $519 million.  Our Middle Market debt investments are primarily in the form of debt investments and 91% of such debt investments at cost were secured by first priority liens on portfolio company assets as of June 30, 2012. The weighted average annual effective yield on our Middle Market portfolio debt investments was approximately 8.7% as of June 30, 2012.  As of December 31, 2011, we had Middle Market portfolio investments in 57 companies collectively totaling approximately $226.5 million in fair value with a total cost basis of approximately $228.9 million. The weighted average revenues for the 57 Middle Market portfolio company investments were approximately $473 million.  The weighted average annual effective yield on our Middle Market portfolio debt investments was approximately 9.5% as of December 31, 2011.  The weighted average annual yields were computed using the effective interest rates for all debt investments as of June 30, 2012 and December 31, 2011, including amortization of deferred debt origination fees and accretion of original issue discount but excluding liquidation fees payable upon repayment.

As of June 30, 2012, we had Other Portfolio investments in 4 companies collectively totaling approximately $23.6 million in fair value and $23.4 million in cost basis.  As of December 31, 2011, we had Other Portfolio investments in 3 companies collectively totaling approximately $14.1 million in both fair value and cost basis.

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

MSCC and its consolidated subsidiaries are internally managed by the Investment Manager, a wholly owned subsidiary of MSCC, which employs all of the executive officers and other employees of Main Street.  Because the Investment Manager is wholly owned by MSCC, MSCC does not pay any external investment advisory fees, but instead incurs the operating costs associated with employing investment and portfolio management professionals through the Investment Manager.  We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly-traded and privately-held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio.  For the three and six months ended June 30, 2012, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.9% and 2.0% respectively, on an annualized basis, compared to 2.3% and 2.4% respectively, on an annualized basis for the three and six months ended June 30, 2011 and 2.2% for the year ended December 31, 2011.

In addition, during May of 2012, the Investment Manager executed an investment sub-advisory agreement with HMS Adviser, LP, which is the investment advisor to HMS Income Fund, Inc., a newly-formed BDC whose registration statement on Form N-2 was declared effective by the SEC on June 4, 2012, to provide certain investment advisory services to HMS Adviser, LP.

For the six months ended June 30, 2012, we paid dividends on a monthly basis totaling $0.825 per share, or $22.2 million.  In May 2012, we declared monthly dividends for the third quarter of 2012 totaling $0.435 per share representing an 11.5% increase compared to the monthly dividends for the third quarter of 2011 and a 3.6% increase compared to the second quarter of 2012.  In July 2012, we declared monthly dividends of $0.15 per share for each of October, November and December 2012.  These monthly dividends equal a total of $0.45 per share for the fourth quarter of 2012. The fourth quarter 2012 dividends represent an 11.1% increase from the dividends declared for the fourth quarter of 2011 and a 3.4% increase compared to the third quarter of 2012.  During 2011, we paid monthly dividends of $1.56 per share for the entire year.  Including the dividends declared for the third and fourth quarters, we will pay a total of $1.71 per share during 2012.  Including the dividends declared for the third and fourth quarters of 2012, we will have paid approximately $8.03 per share in cumulative dividends since our October 2007 initial public offering.

At June 30, 2012, we had $32.0 million in cash and cash equivalents and $8.1 million in “Marketable securities and idle funds investments”.  In June 2012, we completed a follow-on public stock offering in which we sold 4,312,500 shares of common stock, including the underwriters’ full exercise of the over-allotment option, at a price to the public of $22.50 per share (or approximately 143% of the then latest reported Net Asset Value per share), resulting in total net proceeds of approximately $93.0 million, after deducting underwriters’ commissions and offering costs.

In May 2012, we expanded the Credit Facility from $235 million to $277.5 million to provide additional liquidity in support of future investment and operational activities.  The $42.5 million increase in total commitments included commitment increases by three lenders currently participating in the Credit Facility.  The Credit Facility contains an upsized accordion feature that allows for a further increase in total commitments under the facility up to $350 million of total commitments from new and existing lenders on the same terms and conditions as the existing commitments.

In July 2012, we expanded the Credit Facility from $277.5 million to $287.5 million.  The $10.0 million increase in total commitments included the addition of one new lender relationship which further diversifies the Main Street lending group to a total of nine participants.

CRITICAL ACCOUNTING POLICIES

Basis of Presentation

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).  For the three and six months ended June 30, 2012 and 2011, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries, which include the Funds and the Taxable Subsidiaries.  Portfolio investments, as used herein, refers to all of our portfolio investments in LMM companies, Middle Market portfolio investments, Other Portfolio investments and our investment in the Investment Manager but excludes all of our “Marketable securities and idle funds investments.”  “Marketable securities and idle funds investments” are classified as financial instruments and are reported separately on our Consolidated Balance Sheets and Consolidated Schedule of Investments due to the nature of such investments.  Our results of operations for the three and six months ended June 30, 2012 and 2011, cash flows for the six months ended June 30, 2012 and 2011 and financial position as of June 30, 2012 and December 31, 2011, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current financial statement presentation, including certain investments previously classified as Marketable securities and idle funds investments that are now considered a part of the Middle Market portfolio and are now classified as “Non-Control/Non-Affiliate investments.”

The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2011. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the Audit and Accounting Guide for Investment Companies issued by the American Institute of Certified Public Accountants (the “AICPA Guide”), we are precluded from consolidating portfolio company investments, including those in which we have a controlling interest, unless the portfolio company is another investment company. An exception to this general principle in the AICPA Guide occurs if we own a controlled operating company that provides all or substantially all of its services directly to us, or to an investment company of ours. None of the investments made by us qualify for this exception. Therefore, our portfolio investments are carried on the balance sheet at fair value, as discussed further in Note B to our consolidated financial statements, with any adjustments to fair value recognized as “Net Change in Unrealized Appreciation (Depreciation)” on our Statement of Operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a “Net Realized Gain (Loss) from Investments.”

Portfolio Investment Valuation

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our portfolio investments and the related amounts of unrealized appreciation and depreciation. As of June 30, 2012 and December 31, 2011, approximately 94% and 89%, respectively, of our total assets represented investments in portfolio companies valued at fair value (including our investment in the Investment Manager). We are required to report our investments at fair value. We follow the provisions of the Accounting Standards Codification (“Codification” or “ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

Our portfolio strategy calls for us to invest primarily in illiquid securities issued by private, LMM companies as well as debt securities issued by Middle Market companies that are generally larger in size than the LMM companies. Our portfolio also includes Other Portfolio investments which primarily consist of investments which are not consistent with the typical profiles for LMM and Middle Market portfolio investments, including investments which may be managed by third parties. All of our portfolio investments may be subject to restrictions on resale.  LMM companies and Other Portfolio companies generally have no established trading market while Middle Market securities generally have established markets that are not active.  We determine in good faith the fair value of our portfolio investments pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by our Board of Directors and in accordance with the 1940 Act.  For LMM investments, we review external events, including private mergers, sales and acquisitions involving comparable companies, and include these events in the valuation process. For Middle Market portfolio debt and Other Portfolio debt investments, we primarily use observable inputs such as quoted prices in the valuation process. For Other Portfolio equity investments we generally value such investments based on the fair value of the portfolio company as determined by independent third parties, and based on our proportional ownership in the portfolio company, as well as the financial position and assessed risk of each of these portfolio investments. Our valuation policy and process is intended to provide a consistent basis for determining the fair value of the portfolio.

For valuation purposes, “control” LMM portfolio investments are composed of equity and debt securities for which we have a controlling interest in the portfolio company or have the ability to nominate a majority of the portfolio company’s board of directors. Market quotations are generally not readily available for our control LMM portfolio investments. As a result, we determine the fair value of control LMM portfolio investments using a combination of market and income approaches. Under the market approach, we will typically use the enterprise value methodology to determine the fair value of these investments. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, we analyze various factors, including the portfolio company’s historical and projected financial results. We allocate the enterprise value to investments in order of the legal priority of the investments. We will also use the income approach to determine the fair value of these securities, based on projections of the discounted future free cash flows that the portfolio company or the debt security will likely generate. The valuation approaches for our control LMM portfolio investments estimate the value of the investment if we were to sell, or exit, the investment. In addition, these valuation approaches consider the value associated with our ability to control the capital structure of the portfolio company, as well as the timing of a potential exit.

For valuation purposes, “non-control” LMM portfolio investments are composed of debt and equity securities for which we do not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company’s board of directors. Market quotations are generally not readily available for non-control LMM portfolio investments. For our non-control LMM investments, we use a combination of the market and income approaches to value our equity investments and the income approach to value our debt investments. For non-control LMM debt investments, we determine the fair value primarily using a yield approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Our estimate of the expected repayment date of a LMM debt security is generally the legal maturity date of the instrument, as we generally intend to hold our loans to maturity. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. We will use the value determined by the yield analysis as the fair value for that security; however, because of our general intent to hold our loans to maturity, the fair value will not exceed the face amount of the LMM debt security. A change in the assumptions that we use to estimate the fair value of our LMM debt securities using the yield analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or if a LMM debt security is in workout status, we may consider other factors in determining the fair value of the LMM debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis.

Our Middle Market portfolio investments primarily consist of direct or secondary purchases of interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in our investment portfolio. For valuation purposes, all of our Middle Market portfolio investments are non-control investments and are primarily composed of debt securities for which we do not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company’s board of directors. We primarily use observable inputs to determine the fair value of these investments through obtaining third party quotes or independent pricing.  For Middle Market portfolio investments for which sufficient observable inputs are not available to determine fair value, we generally use an approach similar to the income approach using a yield-to-maturity model used to value its LMM portfolio debt investments.

For valuation purposes, all of our Other Portfolio investments are non-control investments and are composed of securities for which we generally do not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company’s board of directors.  Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. We value our Other Portfolio equity investments based on the fair value of the portfolio company as determined by independent third parties and based on our proportional ownership in the portfolio company, as well as the financial position and assessed risk of each of these portfolio investments.  For Other Portfolio debt investments with observable inputs, we determine the fair value of these investments through obtaining third party quotes or other independent pricing. To the extent observable inputs are not available for our Other Portfolio debt instruments, we value these Other Portfolio debt investments through an approach similar to the income approach using a yield-to-maturity model used to value our non-control LMM portfolio debt investments.

Due to the inherent uncertainty in the valuation process, our determination of fair value for certain portfolio investments may differ materially from the values that would have been used had a ready market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. We determine the fair value of each individual investment and record changes in fair value as unrealized appreciation or depreciation.

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

Payment-in-Kind (“PIK”) Interest and Cumulative Dividends

We hold debt and preferred equity instruments in our investment portfolio that contain payment-in-kind (“PIK”) interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any unpaid dividends are added to the balance of the preferred equity investment. The actual collection of these dividends may be deferred until such time as the preferred equity is redeemed. To maintain RIC tax treatment (as discussed below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We will stop accruing PIK interest and cumulative dividends and will write off any accrued and uncollected interest and dividends in arrears when it is determined that such PIK interest and dividends in arrears are no longer collectible.

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

The following table summarizes the composition of our LMM investment portfolio, Middle Market investment portfolio, and total combined LMM and Middle Market investment portfolio at cost and fair value by type of investment as a percentage of the total LMM investment portfolio, the total Middle Market investment portfolio, and the total combined LMM and Middle Market investment portfolio as of June 30, 2012 and December 31, 2011 (this information excludes the Other Portfolio investments and the Investment Manager):

	June 30, 2012			December 31, 2011
Cost:	LMM	Middle Market	Total	LMM	Middle Market	Total
First lien debt	73.6%	90.7%	82.1%	69.5%	81.8%	74.4%
Equity	17.7%	0.2%	9.0%	20.5%	0.2%	12.5%
Second lien debt	4.1%	9.1%	6.6%	5.0%	18.0%	10.1%
Equity warrants	4.6%	0.0%	2.3%	5.0%	0.0%	3.0%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	June 30, 2012			December 31, 2011
Fair Value:	LMM	Middle Market	Total	LMM	Middle Market	Total
First lien debt	59.3%	90.7%	73.4%	57.7%	81.7%	66.2%
Equity	30.0%	0.2%	16.6%	29.0%	0.3%	18.8%
Second lien debt	3.3%	9.1%	5.9%	4.4%	18.0%	9.2%
Equity warrants	7.4%	0.0%	4.1%	8.9%	0.0%	5.8%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The following table shows the LMM investment portfolio, Middle Market investment portfolio, and total combined LMM and Middle Market investment portfolio composition by geographic region of the United States at cost and fair value as a percentage of total LMM investment portfolio, total Middle Market investment portfolio, and total combined LMM and Middle Market investment portfolio as of June 30, 2012 and December 31, 2011 (this information excludes the Other Portfolio investments and the Investment Manager).  The geographic composition is determined by the location of the corporate headquarters of the portfolio company:

	June 30, 2012			December 31, 2011
Cost:	LMM	Middle Market	Total	LMM	Middle Market	Total
Southwest	42.7%	16.6%	29.6%	47.8%	16.4%	35.4%
West	32.4%	13.6%	23.0%	31.9%	13.7%	24.7%
Midwest	12.1%	28.5%	20.3%	9.0%	21.6%	14.0%
Northeast	4.6%	30.0%	17.3%	3.9%	32.6%	15.2%
Southeast	8.2%	7.0%	7.6%	7.4%	15.7%	10.7%
Other	0.0%	4.3%	2.2%	0.0%	0.0%	0.0%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	June 30, 2012			December 31, 2011
Fair Value:	LMM	Middle Market	Total	LMM	Middle Market	Total
Southwest	46.4%	16.6%	33.0%	52.1%	16.2%	39.3%
West	30.5%	13.6%	22.9%	28.9%	13.8%	23.6%
Midwest	11.9%	28.6%	19.4%	8.7%	21.9%	13.4%
Northeast	4.4%	29.9%	15.8%	3.9%	32.4%	14.0%
Southeast	6.8%	6.9%	6.9%	6.4%	15.7%	9.7%
Other	0.0%	4.4%	2.0%	0.0%	0.0%	0.0%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our LMM and Middle Market portfolio investments are in companies conducting business in a variety of industries. The following tables show the composition of our LMM portfolio investments, Middle Market portfolio investments, and total combined LMM and Middle Market portfolio investments by industry at cost and fair value as of June 30, 2012 and December 31, 2011 (this information excludes the Other Portfolio investments and the Investment Manager):

	June 30, 2012			December 31, 2011
Cost:	LMM	Middle Market	Total	LMM	Middle Market	Total
Media	8.8%	8.6%	8.7%	8.7%	6.6%	7.9%
Energy Equipment and Services	10.0%	5.0%	7.5%	9.2%	7.5%	8.5%
Health Care Providers and Services	6.3%	8.0%	7.2%	6.5%	9.1%	7.5%
Machinery	9.7%	4.3%	7.0%	9.9%	2.1%	6.9%
Commercial Services and Supplies	12.3%	1.4%	6.8%	15.4%	0.9%	9.7%
Software	4.8%	7.6%	6.2%	2.8%	8.4%	5.0%
Specialty Retail	8.2%	3.7%	6.0%	5.3%	5.6%	5.4%
Construction and Engineering	5.5%	2.9%	4.2%	5.3%	0.0%	5.0%
Chemicals	0.0%	6.8%	3.4%	0.0%	3.8%	1.5%
Food Products	0.0%	6.7%	3.4%	0.0%	3.9%	1.6%
Electronic Equipment, Instruments and Components	4.0%	1.9%	3.0%	4.6%	0.0%	2.8%
Containers and Packaging	0.0%	4.5%	2.2%	0.0%	1.3%	0.5%
Food and Staples Retailing	0.0%	4.1%	2.1%	0.0%	6.2%	2.5%
Diversified Consumer Services	4.3%	0.0%	2.1%	2.7%	0.0%	1.6%
IT Services	0.0%	4.2%	2.1%	0.0%	4.1%	1.6%
Construction Materials	1.2%	3.0%	2.0%	1.1%	4.4%	0.7%
Oil, Gas and Consumable Fuels	0.0%	3.7%	1.9%	0.0%	0.0%	0.0%
Metals and Mining	0.0%	3.9%	1.9%	0.0%	0.0%	0.0%
Consumer Finance	3.0%	0.6%	1.8%	3.0%	0.9%	2.1%
Health Care Equipment and Supplies	2.1%	1.5%	1.8%	2.2%	1.2%	1.8%
Hotels, Restaurants and Leisure	2.3%	1.1%	1.7%	2.1%	7.2%	4.1%
Insurance	3.4%	0.0%	1.7%	3.1%	2.6%	2.9%
Building Products	2.8%	0.7%	1.7%	2.6%	0.0%	1.6%
Professional Services	2.6%	0.0%	1.3%	3.5%	0.0%	2.1%
Internet Software and Services	0.4%	2.2%	1.3%	3.0%	0.0%	1.8%
Paper and Forest Products	2.3%	0.0%	1.2%	2.2%	0.0%	1.3%
Transportation Infrastructure	2.1%	0.0%	1.0%	2.0%	0.0%	1.2%
Pharmaceuticals	0.0%	1.8%	0.9%	0.0%	2.6%	1.0%
Internet and Catalog Retail	0.0%	1.5%	0.8%	0.0%	2.2%	0.9%
Biotechnology	0.0%	1.4%	0.7%	0.0%	2.2%	0.8%
Auto Components	0.0%	1.1%	0.6%	0.0%	2.9%	1.2%
Real Estate Management and Development	0.0%	0.8%	0.4%	0.0%	2.5%	1.0%
Electric Utilities	0.0%	0.6%	0.3%	0.0%	2.0%	0.8%
Thrifts and Mortgage Finance	0.0%	0.3%	0.1%	0.0%	2.0%	0.8%
Other (1)	3.9%	6.1%	5.0%	4.8%	7.8%	5.9%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1)         Includes various industries with each industry individually less than 2.0% of the total LMM portfolio, total Middle Market portfolio and combined total LMM and Middle Market portfolio in each period.

	June 30, 2012			December 31, 2011
Fair Value:	LMM	Middle Market	Total	LMM	Middle Market	Total
Energy Equipment and Services	12.7%	5.0%	9.2%	11.2%	7.5%	9.8%
Machinery	12.2%	4.3%	8.6%	10.7%	2.2%	7.7%
Media	7.1%	8.6%	7.7%	7.4%	6.5%	7.1%
Health Care Providers and Services	7.1%	8.0%	7.5%	7.4%	9.0%	7.9%
Commercial Services and Supplies	10.5%	1.4%	6.4%	13.5%	0.9%	9.0%
Software	4.5%	7.7%	5.9%	2.8%	8.4%	4.8%
Construction and Engineering	6.4%	2.8%	4.9%	6.0%	0.0%	5.5%
Specialty Retail	5.7%	3.5%	4.7%	3.8%	5.2%	4.3%
Diversified Consumer Services	5.6%	0.0%	3.1%	3.7%	0.0%	2.4%
Chemicals	0.0%	6.9%	3.1%	0.0%	3.8%	1.3%
Food Products	0.0%	6.7%	3.0%	0.0%	4.0%	1.4%
Electronic Equipment, Instruments and Components	3.2%	2.0%	2.7%	3.7%	0.0%	2.4%
Containers and Packaging	0.0%	4.5%	2.0%	0.0%	1.3%	0.5%
Hotels, Restaurants and Leisure	2.6%	1.1%	1.9%	2.5%	7.2%	4.2%
Food and Staples Retailing	0.0%	4.2%	1.9%	0.0%	6.3%	2.2%
IT Services	0.0%	4.2%	1.9%	0.0%	3.8%	1.4%
Construction Materials	0.8%	3.0%	1.7%	0.8%	4.5%	0.5%
Oil, Gas and Consumable Fuels	0.0%	3.8%	1.7%	0.0%	0.0%	0.0%
Metals and Mining	0.0%	3.9%	1.8%	0.0%	0.0%	0.0%
Internet Software and Services	1.2%	2.2%	1.6%	5.8%	0.0%	3.7%
Consumer Finance	2.4%	0.6%	1.6%	2.5%	0.9%	1.9%
Insurance	2.7%	0.0%	1.5%	2.6%	2.6%	2.6%
Trading Companies and Distributors	2.8%	0.0%	1.5%	2.6%	0.0%	1.7%
Professional Services	2.1%	0.0%	1.2%	2.2%	0.0%	1.4%
Paper and Forest Products	2.2%	0.0%	1.2%	2.2%	0.0%	1.4%
Transportation Infrastructure	2.0%	0.0%	1.1%	2.0%	0.0%	1.3%
Pharmaceuticals	0.0%	1.8%	0.8%	0.0%	2.8%	1.0%
Internet and Catalog Retail	0.0%	1.5%	0.7%	0.0%	2.2%	0.8%
Biotechnology	0.0%	1.3%	0.6%	0.0%	2.1%	0.7%
Auto Components	0.0%	1.1%	0.5%	0.0%	3.0%	1.1%
Real Estate Management and Development	0.0%	0.8%	0.3%	0.0%	2.6%	0.9%
Electric Utilities	0.0%	0.6%	0.3%	0.0%	2.0%	0.7%
Thrifts and Mortgage Finance	0.0%	0.3%	0.1%	0.0%	2.1%	0.7%
Other (1)	6.2%	8.2%	7.3%	6.6%	9.1%	7.7%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(Unaudited)
	(dollars in thousands)
1	$159,146	37.6%	$125,505	30.2%
2	99,979	23.6%	119,234	28.7%
3	139,835	33.0%	152,910	36.7%
4	24,643	5.8%	17,765	4.3%
5	—	0.0%	250	0.1%
Totals	$423,603	100.0%	$415,664	100.0%

Based upon our investment rating system, the weighted average rating of our LMM portfolio was approximately 2.1 as of June 30, 2012 and 2.2 as of December 31, 2011.

For the total investment portfolio, as of June 30, 2012, we had no investments with positive fair value on non-accrual status and one fully impaired investment which comprised approximately 0.2% of the total portfolio investments at cost on non-accrual status, excluding the investment in the affiliated Investment Manager.  As of December 31, 2011, we had one investment with positive fair value on non-accrual status, which comprised less than 0.1% of the total portfolio investments at fair value and, together with another fully impaired investment, comprised approximately 0.9% of the total portfolio investments at cost, in each case excluding the investment in the affiliated Investment Manager.

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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2012 and June 30, 2011

	Three Months Ended June 30,		Net Change
	2012	2011	Amount	%
	(dollars in millions)
Total investment income	$20.8	$16.1	$4.7	29%
Total expenses	(8.0)	(6.5)	(1.5)	23%
Net investment income	12.8	9.6	3.2	33%
Net realized gain (loss) from investments	(3.3)	0.3	(3.6)	NM
Net realized income	9.5	9.9	(0.4)	-4%
Net change in unrealized appreciation	15.7	9.9	5.8	58%
Income tax provision	(1.0)	(2.0)	1.0	-49%
Noncontrolling interest	—	(0.2)	0.2	NM
Net increase in net assets resulting from operations attributable to common stock	$24.2	$17.6	$6.6	37%

	Three Months Ended June 30,		Net Change
	2012	2011	Amount	%
	(dollars in millions)
Net investment income	$12.8	$9.6	$3.2	33%
Share-based compensation expense	0.6	0.4	0.2	31%
Distributable net investment income (a)	13.4	10.0	3.4	33%
Net realized gain (loss) from investments	(3.3)	0.3	(3.6)	NM
Distributable net realized income (a)	$10.1	$10.3	$(0.2)	-2%

Distributable net investment income per share -
Basic and diluted (a) (b)	$0.49	$0.43	$0.06	14%
Distributable net realized income per share -
Basic and diluted (a) (b)	$0.37	$0.44	$(0.07)	-16%

(a)          Distributable net investment income and distributable net realized income are net investment income and net realized income, respectively, as determined in accordance with U.S. GAAP, excluding the impact of share-based compensation expense which is non-cash in nature. Main Street believes presenting distributable net investment income and distributable net realized income, and related per share amounts, is useful and appropriate supplemental disclosure of information for analyzing its financial performance since share-based compensation does not require settlement in cash. However, distributable net investment income and distributable net realized income are non-U.S. GAAP measures and should not be considered as a replacement to net investment income, net realized income, and other earnings measures presented in accordance with U.S. GAAP. Instead, distributable net investment income and distributable net realized income should be reviewed only in connection with such U.S. GAAP measures in analyzing Main Street’s financial performance. A reconciliation of net investment income and net realized income in accordance with U.S. GAAP to distributable net investment income and distributable net realized income is presented in the table above.

(b)         For the three months ended June 30, 2012, per share amounts reflect MSCC ownership of 100% of the equity interests in MSC II in connection with MSCC’s completion of the Final MSC II Exchange during the first quarter of 2012.  For the three months ended June 30, 2011, per share amounts exclude the earnings attributable to the remaining noncontrolling equity interests in MSC II not owned by Main Street.

Investment Income

For the three months ended June 30, 2012, total investment income was $20.8 million, a 29% increase over the $16.1 million for the corresponding period of 2011. This comparable period increase was principally attributable to a $4.7 million increase in interest income from higher average levels of portfolio debt investments, partially offset by a $0.1 million decrease in dividend income from portfolio equity investments primarily due to a $0.3 million special dividend from one portfolio equity investment received in the second quarter of 2011.  The increase in investment income included a $0.4 million increase in investment income associated with higher levels of accelerated prepayment activity for certain portfolio debt investments and marketable securities investments in comparison to the second quarter of 2011.

Expenses

For the three months ended June 30, 2012, total expenses increased by approximately $1.5 million to $8.0 million from $6.5 million in the corresponding period of 2011.  This comparable period increase in expenses was principally attributable to (i) higher interest expense of $0.9 million as a result of increased borrowing activity under the Credit Facility and the issuance of an additional $10 million in SBIC debentures subsequent to June 30, 2011, (ii) higher share-based compensation expense of $0.1 million related to non-cash amortization for restricted share grants, and (iii) higher compensation and other operating expenses of $0.4 million related to the increases in investment income and the investment portfolio compared to the corresponding period of 2011. The ratio of total operating expenses, excluding interest expense, as a percentage of average total assets for the three months ended June 30, 2012 was 1.9% on an annualized basis, compared to 2.3% on an annualized basis for the corresponding period of 2011.

Distributable Net Investment Income

Distributable net investment income for the three months ended June 30, 2012 increased 33% to $13.4 million, or $0.49 per share, compared with $10.0 million, or $0.43 per share, in the corresponding period of 2011.  The increase in distributable net investment income was primarily due to the higher level of total investment income partially offset by higher interest and other operating expenses, due to the changes discussed above.  Distributable net investment income on a per share basis for the second quarter of 2012 reflects (i) an increase of approximately $0.01 per share from the comparable period in 2011 in investment income attributable to higher levels of accelerated prepayment activity for certain portfolio debt investments and marketable securities investments and (ii) a greater number of average shares outstanding compared to the corresponding period in 2011 primarily due to the October 2011 and June 2012 follow-on stock offerings.

Net Investment Income

Net investment income for the three months ended June 30, 2012 was $12.8 million, or a 33% increase, compared to net investment income of $9.6 million during the corresponding period of 2011. The increase in net investment income was principally attributable to the increase in total investment income partially offset by the higher interest and other operating expenses discussed above.

Distributable Net Realized Income

Distributable net realized income for the three months ended June 30, 2012 decreased 2% to $10.1 million, or $0.37 per share, compared with distributable net realized income of $10.3 million, or $0.44 per share, in the corresponding period of 2011. This decrease was primarily attributable to a $3.4 million realized loss during the second quarter of 2012, on the full exit of a LMM portfolio investment that had been fully impaired in prior periods partially offset by the higher level of total distributable net investment income in the second quarter of 2012 compared to the corresponding period of 2011.

Net Realized Income

The higher level of net realized loss from investments for the three months ended June 30, 2012, partially offset by the increase in net investment income during the same period, resulted in a $0.4 million decrease in net realized income compared with the corresponding period of 2011.

Net Increase in Net Assets Resulting from Operations Attributable to Common Stock

For the three months ended June 30, 2012, the $15.7 million net change in unrealized appreciation was principally attributable to (i) unrealized appreciation on 21 LMM portfolio investments totaling $14.9 million, partially offset by unrealized depreciation on 5 LMM portfolio investments totaling $1.4 million, (ii) $1.1 million of net unrealized appreciation on the Middle Market investment portfolio, (iii) $0.5 million of net unrealized appreciation on the Other Portfolio investments and Marketable securities and idle funds investments, (iv) accounting reversals of net unrealized depreciation related to the net realized loss recognized during the second quarter of 2012 in the amount of $2.4 million related to portfolio investment exits and exits of Marketable securities and idle funds investments, and (v) $1.8 million of net unrealized depreciation attributable to SBIC debentures held by MSC II.  For the second quarter of 2012, we also recognized a net income tax provision of $1.0 million related to deferred taxes of $0.6 million on net unrealized appreciation of equity investments held in our taxable subsidiaries and other taxes of $0.4 million primarily related to accruals for excise tax on our estimated spillover taxable income in 2012 and other taxes.

As a result of these events, our net increase in net assets resulting from operations attributable to common stock during the three months ended June 30, 2012 was $24.2 million, or $0.88 per share, compared with a net increase in net assets resulting from operations attributable to common stock of $17.6 million, or $0.77 per share, in the corresponding period of 2011.

Comparison of the six months ended June 30, 2012 and June 30, 2011

	Six Months Ended June 30,		Net Change
	2012	2011	Amount	%
	(dollars in millions)
Total investment income	$41.4	$29.5	$11.9	40%
Total expenses	(15.7)	(12.5)	(3.2)	26%
Net investment income	25.7	17.0	8.7	51%
Net realized gain from investments	4.8	0.3	4.5	NM
Net realized income	30.5	17.3	13.2	77%
Net change in unrealized appreciation from investments	20.4	14.0	6.4	45%
Income tax provision	(2.9)	(3.2)	0.3	-9%
Noncontrolling interest	(0.1)	(0.2)	0.1	-66%
Net increase in net assets resulting from operations attributable to common stock	$47.9	$27.9	$20.0	72%

	Six Months Ended June 30,		Net Change
	2012	2011	Amount	%
	(dollars in millions)
Net investment income	$25.7	$17.0	$8.7	51%
Share-based compensation expense	1.2	0.9	0.3	31%
Distributable net investment income (a)	26.9	17.9	9.0	50%
Net realized gain from investments	4.8	0.3	4.5	NM
Distributable net realized income (a)	$31.7	$18.2	$13.5	74%

Distributable net investment income per share - Basic and diluted (a) (b)	$0.99	$0.83	$0.16	19%
Distributable net realized income per share - Basic and diluted (a) (b)	$1.17	$0.84	$0.33	39%

(a)          Distributable net investment income and distributable net realized income are net investment income and net realized income, respectively, as determined in accordance with U.S. GAAP, excluding the impact of share-based compensation expense which is non-cash in nature. Main Street believes presenting distributable net investment income and distributable net realized income, and related per share amounts, is useful and appropriate supplemental disclosure of information for analyzing its financial performance since share-based compensation does not require settlement in cash. However, distributable net investment income and distributable net realized income are non-U.S. GAAP measures and should not be considered as a replacement to net investment income, net realized income, and other earnings measures presented in accordance with U.S. GAAP. Instead, distributable net investment income and distributable net realized income should be reviewed only in connection with such U.S. GAAP measures in analyzing Main Street’s financial performance. A reconciliation of net investment income and net realized income in accordance with U.S. GAAP to distributable net investment income and distributable net realized income is presented in the table above.

(b)   For the six months ended June 30, 2012, per share amounts exclude the earnings attributable to the remaining noncontrolling equity interests in MSC II held by third parties prior to MSCC’s completion of the Final MSC II Exchange during the first quarter of 2012.  For the six months ended June 30, 2011, per share amounts exclude the earnings attributable to the remaining noncontrolling equity interests in MSC II not owned by Main Street.

Investment Income

For the six months ended June 30, 2012, total investment income was $41.4 million, a 40% increase over the $29.5 million for the corresponding period of 2011. This comparable period increase was principally attributable to (i) an $11.7 million increase in interest income from higher average levels of both portfolio debt investments and interest-bearing marketable securities investments and (ii) a $0.2 million increase in fee income due to the increased size of the investment portfolio.  The increase in investment income included (i) $1.8 million of non-recurring investment income during the first quarter of 2012 associated with repayment and financing activities for two LMM portfolio investments, and (ii) a $1.2 million increase in investment income associated with higher levels of accelerated prepayment activity for certain Middle Market portfolio debt investments and marketable securities investments.

Expenses

For the six months ended June 30, 2012, total expenses increased by approximately $3.2 million to $15.7 million from $12.5 million in the corresponding period of 2011.  This comparable period increase in expenses was principally attributable to (i) higher interest expense of $1.9 million as a result of the issuance of an additional $30 million in SBIC debentures during the first quarter of 2011 and $10 million in SBIC debentures subsequent to June 30, 2011, and increased borrowing activity under the Credit Facility, (ii) higher share-based compensation expense of $0.3 million related to non-cash amortization for restricted share grants, and (iii) higher compensation and other operating expenses of $1.1 million related to the increase in investment income and the investment portfolio compared to the corresponding period of 2011. The ratio of total operating expenses, excluding interest expense, as a percentage of average total assets for the six months ended June 30, 2012 was 2.0% on an annualized basis, compared to 2.4% on an annualized basis for the corresponding period of 2011 and 2.2% for the year ended December 31, 2011.

Distributable Net Investment Income

Distributable net investment income for the six months ended June 30, 2012 increased 50% to $26.9 million, or $0.99 per share, compared with $17.9 million, or $0.83 per share, in the corresponding period of 2011.  The increase in distributable net investment income was primarily due to the higher level of total investment income partially offset by higher interest and other operating expenses, due to the changes discussed above.  Distributable net investment income on a per share basis for the first six months of 2012 reflects (i) approximately $0.04 per share of investment income attributable to higher levels of accelerated prepayment activity for certain LMM portfolio investments, (ii) approximately $0.04 per share of investment income attributable to higher levels of accelerated prepayment activity for certain Middle Market portfolio debt investments and marketable securities investments and (iii) a greater number of average shares outstanding compared to the corresponding period in 2011 primarily due to the March 2011, October 2011, and June 2012 follow-on stock offerings.

Net Investment Income

Net investment income for the six months ended June 30, 2012 was $25.7 million, or a 51% increase, compared to net investment income of $17.0 million during the corresponding period of 2011. The increase in net investment income was principally attributable to the increase in total investment income partially offset by the higher interest and other operating expenses discussed above.

Distributable Net Realized Income

Distributable net realized income increased to $31.7 million, or $1.17 per share, in the first six months of 2012 compared with distributable net realized income of $18.2 million, or $0.84 per share, in the corresponding period of 2011.  This increase was due to (i) the higher level of total distributable net investment income in the first six months of 2012 and (ii) the higher level of total net realized gain from investments during the first six months of 2012 compared to the corresponding period of 2011.  The $4.8 million net realized gain from investments during the first six months of 2012 was primarily attributable to (i) a $9.2 million realized gain recognized on the partial exit of equity investments in one LMM portfolio company, (ii) a realized gain of $1.7 million recognized on the full exit of equity investments in one LMM portfolio company and (iii) $1.4 million of net realized gains related to Middle Market and marketable securities investments, partially offset by (i) a $3.8 million realized loss on the full exit of debt and equity investments in two LMM portfolio companies, (ii) a $1.8 million realized loss on the full exit of equity investments in one LMM portfolio company and (iii) a $2.0 million realized loss on a debt investment related to the full exit of a LMM portfolio company.

Net Realized Income

The higher level of net investment income in addition to the change in net realized gain from investments during the six months ended June 30, 2012 resulted in a $13.2 million increase in net realized income compared with the corresponding period of 2011.

Net Increase in Net Assets Resulting from Operations Attributable to Common Stock

For the six months ended June 30, 2012, the $20.4 million net change in unrealized appreciation was principally attributable to (i) unrealized appreciation on 26 LMM portfolio investments totaling $24.1 million, partially offset by unrealized depreciation on 8 LMM portfolio investments totaling $2.9 million, (ii) $4.9 million of net unrealized appreciation on the Middle Market investment portfolio, (iii) $0.6 million of net unrealized appreciation on the Other Portfolio investments and Marketable securities and idle funds investments, (iv) accounting reversals of net unrealized appreciation related to the net realized gains recognized during the first six months of 2012 in the amounts of $4.4 million for portfolio investment exits and $0.4 million for Marketable securities and idle funds investment exits, and (iv) $1.5 million of net unrealized depreciation attributable to SBIC debentures held by MSC II.  The noncontrolling interest of $0.1 million recognized during the first quarter of 2012 reflects the pro rata portion of the net increase in net assets resulting from operations for MSCII attributable to the equity interests in MSCII that were not owned by MSCC prior to MSCC’s completion of the Final MSC II Exchange.  For the first six months of 2012, we also recognized a net income tax provision of $2.9 million related to deferred taxes of $1.6 million on net unrealized appreciation of equity investments held in our taxable subsidiaries and other taxes of $1.3 million primarily related to an accrual for excise tax on our estimated spillover taxable income as of June 30, 2012.

As a result of these events, our net increase in net assets resulting from operations attributable to common stock during the six months ended June 30, 2012 was $47.9 million, or $1.77 per share, compared with a net increase in net assets resulting from operations attributable to common stock of $27.9 million, or $1.32 per share, in the corresponding period of 2011.

Liquidity and Capital Resources

Cash Flows

For the six months ended June 30, 2012, we experienced a net decrease in cash and cash equivalents in the amount of $10.7 million. During that period, we generated $16.6 million of cash from our operating activities, primarily from distributable net investment income, partially offset by (i) reimbursements to the Investment Manager to cover operating expenses under a support services agreement between MSCC and the Investment Manager, (ii) accretion of unearned income, and (iii) net payment-in-kind interest income. We used $83.0 million in net cash from investing activities, principally including the funding of $261.0 million for portfolio company investments and the funding of $7.6 million for Marketable securities and idle funds investments, partially offset by (i) $158.4 million in cash proceeds from the repayment of portfolio debt investments and from the exit of portfolio equity investments and (ii)$27.2 million of cash proceeds from the sale of Marketable securities and idle funds investments. During the first six months of 2012, $55.7 million in cash was provided by financing activities, which principally consisted of $93.0 million in net cash proceeds from a public stock offering in June 2012, partially offset by (i) $19.0 million in net repayments under the Credit Facility and (ii) $17.5 million in cash dividends paid to stockholders.

For the six months ended June 30, 2011, we experienced a net decrease in cash and cash equivalents in the amount of $8.2 million.  During that period, we generated $15.4 million of cash from our operating activities, primarily from distributable net investment income partially offset by (i) accretion of unearned income, (ii) net payment-in-kind interest income, and (iii) increases in interest receivable and other assets.  We used $144.8 million in net cash from investing activities for the six months ended June 30, 2011, principally including the funding of $176.1 million for LMM and Middle Market portfolio investments and the funding of $18.0 million for Marketable securities and idle funds investments, partially offset by (i) $1.4 million of cash proceeds from the sale of Marketable securities and idle funds investments and (ii) $47.5 million in cash proceeds from the repayment of LMM and Middle Market portfolio debt investments.  For the first six months of 2011, $121.2 million in cash was provided by financing activities, which principally consisted of (i) $70.4 million in net cash proceeds from a public stock offering in March 2011, (ii) $30.0 million in cash proceeds from the issuance of SBIC debentures, and (iii) $34.0 million in net borrowings under the Credit Facility, partially offset by (i) $11.6 million in cash dividends paid to stockholders and (ii) $1.5 million in deferred loan costs paid in connection with the Credit Facility and the issuance of additional SBIC debentures.

Capital Resources

As of June 30, 2012, we had $32.0 million in cash and cash equivalents and $8.1 million in Marketable securities and idle funds investments, and our net asset value totaled $533.4 million, or $16.89 per share.  In June 2012, we completed a follow-on public stock offering in which we sold 4,312,500 shares of common stock, including the underwriters’ full exercise of the over-allotment option, at a price to the public of $22.50 per share (or approximately 143% of the then latest reported Net Asset Value per share), resulting in total net proceeds of approximately $93.0 million, after deducting underwriters’ commissions and offering costs. As of June 30, 2012, we had $189.5 million of unused capacity under the Credit Facility. In May 2012, we expanded the “Credit Facility” from $235 million to $277.5 million.  The $42.5 million increase in total commitments included a commitment increase by three lenders currently participating in the Credit Facility. The amended Credit Facility contains an upsized accordion feature that allows for a further increase in total commitments under the facility up to $350 million of total commitments from new and existing lenders on the same terms and conditions as the existing commitments.  In July 2012, we further expanded the Credit Facility from $277.5 million to

$287.5 million.  The expansion of the Credit Facility included the addition of one new lender relationship which further diversifies the Main Street lending group to a total of nine participants.  Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable LIBOR average rate plus 2.50% or (ii) the applicable base rate plus 1.50%. We pay unused commitment fees of 0.375% per annum on the average unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the assets of the Funds. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining an interest coverage ratio of at least 2.0 to 1.0, (ii) maintaining an asset coverage ratio of at least 2.5 to 1.0, and (iii) maintaining a minimum tangible net worth. At June 30, 2012, we had $88.0 million in borrowings outstanding under the Credit Facility, bearing interest at an interest rate of 2.7%. As of June 30, 2012, we were in compliance with all financial covenants of the Credit Facility.

Due to each of the Funds’ status as a licensed SBIC, we have the ability to issue, through the Funds, debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA generally in an amount up to twice its regulatory capital, which effectively approximates the amount of its equity capital. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time. Debentures issued prior to September 2006 were subject to pre-payment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006. On June 30, 2012, we, through the Funds, had $220 million of outstanding indebtedness guaranteed by the SBA, which carried a weighted average annual fixed interest rate of approximately 5.1%. The first maturity related to the SBIC debentures does not occur until 2013, and the remaining weighted average duration is approximately 6.2 years as of June 30, 2012.

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

If our common stock trades below our net asset value per share, we will generally not be able to issue additional common stock at the market price unless our stockholders approve such a sale and our Board of Directors makes certain determinations. A proposal, approved by our stockholders at our June 2012 annual meeting of stockholders, authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for the period ending on the earlier of (i) June 14, 2013, the one year anniversary of our 2012 annual meeting of stockholders, or (ii) the date of our 2013 annual meeting of stockholders. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval.

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

Although we have been able to secure access to additional liquidity, including recent public stock offerings, our expanded $287.5 million Credit Facility, and the increase in available leverage through the SBIC program, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At June 30, 2012, we had a total of $46.3 million in outstanding commitments comprised of (i) five commitments to fund revolving loans that had not been fully drawn and (ii) two capital commitments that had not been fully called.

Contractual Obligations

As of June 30, 2012, our future fixed commitments for cash payments in connection with our SBIC debentures for each of the next five years and thereafter are as follows:

							2017 and
	Total	2012	2013 (1)	2014	2015	2016	thereafter
	(dollars in thousands)
SBIC debentures	$220,000	$—	$4,000	$18,000	$23,100	$5,000	$169,900
Interest due on SBIC debentures	67,715	5,617	11,143	10,836	9,480	8,608	22,031
Total	$287,715	$5,617	$15,143	$28,836	$32,580	$13,608	$191,931

(1)              Main Street has received a commitment from the SBA that will allow it to refinance the first $4.0 million debenture due in September 2013.

As of June 30, 2012, we had $88.0 million in borrowings outstanding under our then $277.5 million Credit Facility.  Unless extended, the Credit Facility will mature in September 2014.  The Credit Facility contains two, one year extension options which could extend the maturity to September 2016.

MSCC is obligated to make payments under a support services agreement with the Investment Manager. The Investment Manager is reimbursed for its excess operating expenses associated with providing investment management and other services to MSCC and its subsidiaries, as well as third parties. Each quarter, as part of the support services agreement, MSCC makes payments to cover all cash operating expenses incurred by the Investment Manager, less the recurring management fees that the Investment Manager receives from MSC II pursuant to a long-term investment advisory services agreement and any other fees received from third parties for providing external services.  For the three months ended June 30, 2012 and 2011, the expenses reimbursed by MSCC to the Investment Manager and management fees paid by MSC II were $2.7 million and $2.2 million, respectively.  For the six months ended June 30, 2012 and 2011, the expenses reimbursed by MSCC to the Investment Manager and management fees paid by MSC II were $5.4 million and $4.3 million, respectively.

Related Party Transactions

As discussed further in Note D to the accompanying consolidated financial statements, subsequent to the completion of the Formation Transactions, the Investment Manager is a wholly owned portfolio company of MSCC. At June 30, 2012, the Investment Manager had a receivable of $2.8 million due from MSCC related to operating expenses incurred by the Investment Manager required to support Main Street’s business.

Recent Developments

In July 2012, we expanded the total commitments under our three-year credit facility from $277.5 million to $287.5 million. The $10.0 million increase in total commitments was the result of the addition of one new lender relationship which further diversifies our lending group to a total of nine participants. The recent increase in total commitments was executed under the accordion feature of the Credit Facility which allows us to increase the total commitments under the facility up to $350 million from new and existing lenders on the same terms and conditions as the existing commitments. The recent increase in total commitments under the Credit Facility provides us with access to additional financing capacity in support of our future investment and operational activities.

During July 2012, we declared monthly dividends of $0.15 per share for each of October, November and December 2012.  These monthly dividends equal a total of $0.45 per share for the fourth quarter of 2012. The fourth quarter 2012 dividends represent an 11.1% increase from the dividends declared for the fourth quarter of 2011 and a 3.4% increase compared to the third quarter of 2012.  Including the dividends declared for the fourth quarter of 2012, we will have paid $8.03 per share in cumulative dividends since its October 2007 initial public offering.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, marketable securities, and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates.  The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment.  As of June 30, 2012, approximately 56% of our debt investment portfolio (at cost) bore interest at floating rates with 99% of those floating-rate debt investments (at cost) subject to contractual minimum interest rates.  As of June 30, 2012, none of our Marketable securities and idle funds investments bore interest at floating rates.  Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the long term interest rates on our outstanding SBIC debentures, which comprise the majority of our outstanding debt, are fixed for the 10-year life of such debt.  As of June 30, 2012, we had not entered into any interest rate hedging arrangements. At June 30, 2012, based on our applicable levels of floating-rate debt investments, a 1% change in interest rates would not have a material effect on our level of interest income from debt investments.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, our President, our Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chairman and Chief Executive Officer, our President, our Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934.  There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2012, we issued 83,495 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933.  The aggregate value for the shares of common stock issued during the three months ended June 30, 2012, under the dividend reinvestment plan was approximately $2.0 million.

Item 6. Exhibits

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit

10.1*

Fourth Amendment to Amended and Restated Credit Agreement dated May 2, 2012 (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed May 3, 2012 (File No. 1-33723)).

10.2*	Supplement and Joinder Agreement dated July 17, 2012 (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on July 18, 2012 (File No. 1-33723)).

10.3*

Investment Sub-Advisory Agreement dated May 31, 2012 by and among HMS Adviser, LP, Main Street Capital Partners, LLC, Main Street Capital Corporation and HMS Income Fund, Inc. (previously filed as Exhibit (g)(2) to HMS Income Fund, Inc.’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on May 31, 2012 (Reg. No. 333-178548)).

14.1	Code of Business Conduct and Ethics.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*       Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Main Street Capital Corporation

Date: August 3, 2012	/s/ Vincent D. Foster
Vincent D. Foster
Chairman and Chief Executive Officer (principal executive officer)

Date: August 3, 2012	/s/ Todd A. Reppert
Todd A. Reppert
President

Date: August 3, 2012	/s/ Dwayne L. Hyzak
Dwayne L. Hyzak
Chief Financial Officer and Senior Managing Director (principal financial officer)

Date: August 3, 2012	/s/ Michael S. Galvan
Michael S. Galvan
Vice President and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

14.1	Code of Business Conduct and Ethics.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).