Form 10-Q
period 2012-09-30
Main Street Capital CORP
filed 2012-11-08
CIK 1396440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the issuer’s common stock as of November 7, 2012 was 31,657,264.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Portfolio investments at fair value:
Control investments (cost: $184,526 and $206,787 as of September 30, 2012 and December 31, 2011, respectively)	$239,917	$238,924
Affiliate investments (cost: $111,143 and $110,157 as of September 30, 2012 and December 31, 2011, respectively)	154,972	146,405
Non-Control/Non-Affiliate investments (cost: $431,991 and $275,061 as of September 30, 2012 and December 31, 2011, respectively)	439,501	270,895
Investment in affiliated Investment Manager (cost: $2,668 and $4,284 as of September 30, 2012 and December 31, 2011, respectively)	202	1,869

Total portfolio investments (cost: $730,328 and $596,289 as of September 30, 2012 and December 31, 2011, respectively)	834,592	658,093
Marketable securities and idle funds investments (cost: $1,965 and $25,935 as of September 30, 2012 and December 31, 2011, respectively)	2,038	26,242

Total investments (cost: $732,293 and $622,224 as of September 30, 2012 and December 31, 2011, respectively)	836,630	684,335

Cash and cash equivalents	19,584	42,650
Interest receivable and other assets	11,818	6,539
Deferred financing costs (net of accumulated amortization of $2,968 and $2,167 as of September 30, 2012 and December 31, 2011, respectively)	3,766	4,168

Total assets	$871,798	$737,692

LIABILITIES

SBIC debentures (par: $209,000 and $220,000 as of September 30, 2012 and December 31, 2011, respectively; par of $100,000 and $95,000 is recorded at a fair value of $85,083 and $76,887 as of September 30, 2012 and December 31, 2011, respectively)	$194,083	$201,887
Credit facility	103,000	107,000
Interest payable	1,197	3,984
Dividend payable	4,743	2,856
Deferred tax liability, net	9,426	3,776
Payable to affiliated Investment Manager	3,342	4,831
Accounts payable and other liabilities	2,853	2,170

Total liabilities	318,644	326,504
Commitments and contingencies

NET ASSETS

Common stock, $0.01 par value per share (150,000,000 shares authorized; 31,619,333 and 26,714,384 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively)	316	267
Additional paid-in capital	464,141	360,164
Accumulated net investment income, net of cumulative dividends of $101,853 and $79,414 as of September 30, 2012 and December 31, 2011, respectively	31,289	12,531
Accumulated net realized loss from investments, net of cumulative dividends of $27,852 and $13,804 as of September 30, 2012 and December 31, 2011, respectively	(29,158)	(20,445)
Net unrealized appreciation, net of income taxes	86,566	53,194

Total Net Asset Value	553,154	405,711

Noncontrolling interest	—	5,477

Total net assets including noncontrolling interests	553,154	411,188

Total liabilities and net assets	$871,798	$737,692

NET ASSET VALUE PER SHARE	$17.49	$15.19

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$5,991	$6,286	$17,841	$18,577
Affiliate investments	4,838	3,162	14,652	8,468
Non-Control/Non-Affiliate investments	12,015	7,200	30,263	18,716
Total interest, fee and dividend income	22,844	16,648	62,756	45,761
Interest from marketable securities, idle funds and other	110	438	1,599	829
Total investment income	22,954	17,086	64,355	46,590
EXPENSES:
Interest	(3,923)	(3,716)	(11,967)	(9,882)
General and administrative	(595)	(479)	(1,757)	(1,585)
Expenses reimbursed to affiliated Investment Manager	(2,215)	(1,950)	(7,574)	(6,287)
Share-based compensation	(699)	(580)	(1,860)	(1,466)
Total expenses	(7,432)	(6,725)	(23,158)	(19,220)
NET INVESTMENT INCOME	15,522	10,361	41,197	27,370

NET REALIZED GAIN (LOSS) FROM INVESTMENTS:
Control investments	122	407	(1,940)	407
Affiliate investments	—	—	5,500	—
Non-Control/Non-Affiliate investments	128	794	478	775
Marketable securities and idle funds investments	277	247	1,297	515
Total net realized gain from investments	527	1,448	5,335	1,697
NET REALIZED INCOME	16,049	11,809	46,532	29,067

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION):
Portfolio investments	22,096	8,162	44,120	23,653
Marketable securities and idle funds investments	(151)	(1,712)	(235)	(1,025)
SBIC debentures	(1,858)	(3,636)	(3,367)	(5,715)
Investment in affiliated Investment Manager	—	(48)	(51)	(135)
Total net change in unrealized appreciation	20,087	2,766	40,467	16,778

Income tax provision	(4,169)	(139)	(7,041)	(3,302)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	31,967	14,436	79,958	42,543
Noncontrolling interest	—	—	(54)	(158)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS ATTRIBUTABLE TO COMMON STOCK	$31,967	$14,436	$79,904	$42,385

NET INVESTMENT INCOME PER SHARE - BASIC AND DILUTED	$0.49	$0.44	$1.44	$1.23
NET REALIZED INCOME PER SHARE - BASIC AND DILUTED	$0.51	$0.50	$1.62	$1.30
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS ATTRIBUTABLE TO COMMON STOCK PER SHARE - BASIC AND DILUTED	$1.01	$0.62	$2.79	$1.94
DIVIDENDS PAID PER SHARE	$0.44	$0.39	$1.26	$1.16
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	31,578,742	23,194,896	28,615,877	21,824,775

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(in thousands, except shares)

(Unaudited)

					Accumulated	Net Unrealized			Total Net
				Accumulated	Net Realized	Appreciation from			Assets
	Common Stock		Additional	Net Investment	Loss From	Investments,			Including
	Number	Par	Paid-In	Income, Net	Investments,	Net of Income	Total Net	Noncontrolling	Noncontrolling
	of Shares	Value	Capital	of Dividends	Net of Dividends	Taxes	Asset Value	Interest	Interest
Balances at December 31, 2010	18,797,444	$188	$224,485	$9,262	$(20,542)	$32,142	$245,535	$4,448	$249,983

Public offering of common stock, net of offering costs	4,025,000	40	70,274	—	—	—	70,314	—	70,314
Share-based compensation	—	—	1,466	—	—	—	1,466	—	1,466
Purchase of vested stock for employee payroll tax withholding	(32,725)		(674)				(674)		(674)
Dividend reinvestment	303,659	3	5,719	—	—	—	5,722	—	5,722
Issuance of restricted stock	125,970	1	(1)	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(110)	(110)
Dividends to stockholders	—	—	—	(27,406)	(802)	—	(28,208)	—	(28,208)
Net increase resulting from operations	—	—	—	27,370	1,697	13,476	42,543	—	42,543
Noncontrolling interest	—	—	—	—	—	(158)	(158)	158	—

Balances at September 30, 2011	23,219,348	$232	$301,269	$9,226	$(19,647)	$45,460	$336,540	$4,496	341,036

Balances at December 31, 2011	26,714,384	$267	$360,164	$12,531	$(20,445)	$53,194	$405,711	$5,477	$411,188

Public offering of common stock, net of offering costs	4,312,500	43	92,950	—	—	—	92,993	—	92,993
MSC II noncontrolling interest acquisition	229,634	2	5,328	—	—	—	5,330	(5,417)	(87)
Adjustment to investment in Investment Manager related to MSC II noncontrolling interest acquisition	—	—	(1,616)	—	—	—	(1,616)	—	(1,616)
Share-based compensation	—	—	1,860	—	—	—	1,860	—	1,860
Purchase of vested stock for employee payroll tax withholding	(40,549)	—	(1,012)	—	—	—	(1,012)	—	(1,012)
Dividend reinvestment	264,331	3	6,468	—	—	—	6,471	—	6,471
Issuance of restricted stock	139,033	1	(1)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(114)	(114)
Dividends to stockholders	—	—	—	(22,439)	(14,048)	—	(36,487)	—	(36,487)
Net increase resulting from operations	—	—	—	41,197	5,335	33,426	79,958	—	79,958
Noncontrolling interest	—	—	—	—	—	(54)	(54)	54	—

Balances at September 30, 2012	31,619,333	$316	$464,141	$31,289	$(29,158)	$86,566	$553,154	$—	$553,154

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$79,958	$42,543
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized appreciation	(40,467)	(16,778)
Net realized gain from investments	(5,335)	(1,697)
Accretion of unearned income	(9,263)	(4,041)
Net payment-in-kind interest	(2,405)	(1,752)
Cumulative dividends	1,745	(1,246)
Share-based compensation expense	1,860	1,466
Amortization of deferred financing costs	802	480
Deferred taxes	5,650	3,002
Changes in other assets and liabilities:
Interest receivable and other assets	(1,160)	(1,273)
Interest payable	(2,787)	(2,274)
Payable to affiliated Investment Manager	(1,489)	3,090
Accounts payable and other liabilities	316	269
Deferred fees and other	1,428	1,238
Net cash provided by operating activities	28,853	23,027

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in portfolio companies	(397,912)	(266,247)
Principal payments received on loans and debt securities in portfolio companies	246,138	97,043
Proceeds from sale of equity investments and related notes in portfolio companies	25,869	886
Investments in marketable securities and idle funds investments	(7,596)	(20,021)
Proceeds from marketable securities and idle funds investments	33,502	4,651
Net cash used in investing activities	(99,999)	(183,688)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	92,993	70,314
Distributions to noncontrolling interest	(114)	(110)
Dividends paid to stockholders	(28,879)	(19,350)
Proceeds from issuance of SBIC debentures	5,000	40,000
Repayments of SBIC debentures	(16,000)	—
Proceeds from credit facility	170,000	144,000
Repayments on credit facility	(174,000)	(69,000)
Purchase of vested stock for employee payroll tax withholding	(1,012)	(675)
Payment of deferred loan costs and SBIC debenture fees	(571)	(1,726)
Other	663	—
Net cash provided by financing activities	48,080	163,453

Net increase (decrease) in cash and cash equivalents	(23,066)	2,792
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,650	22,334
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,584	$25,126

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2012

(in thousands)

(Unaudited)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Control Investments (5)

Café Brazil, LLC	Casual Restaurant Group
		12% Secured Debt (Maturity - April 20, 2013)	800	800	800
		Member Units (Fully diluted 41.0%) (8)		42	3,530
				842	4,330

California Healthcare Medical Billing, Inc.	Outsourced Billing and Revenue Cycle Management
		12% Secured Debt (Maturity - October 17, 2015)	8,103	7,900	8,013
		Warrants (Fully diluted 21.3%)		1,193	3,380
		Common Stock (Fully diluted 9.8%)		1,177	1,560
				10,270	12,953

CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		14% Secured Debt (Maturity - December 31, 2013)	850	850	850
		Member Units (Fully diluted 41.6%) (8)		1,300	7,210
				2,150	8,060

Ceres Management, LLC (Lambs)	Aftermarket Automotive Services Chain
		14% Secured Debt (Maturity - May 31, 2013)	4,000	3,990	3,990
		Preferred Stock (12% cumulative)		3,000	3,000
		Member Units (Fully diluted 79.0%)		5,273	—
		9.5% Secured Debt (Lamb’s Real Estate Investment I, LLC) (Maturity - October 1, 2025)	1,078	1,078	1,078
		Member Units (Lamb’s Real Estate Investment I, LLC) (Fully diluted 100%)		625	800
				13,966	8,868

Condit Exhibits, LLC	Tradeshow Exhibits / Custom Displays
		9% Current / 9% PIK Secured Debt (Maturity - July 1, 2013)	4,661	4,647	4,647
		Warrants (Fully diluted 47.9%)		320	320
				4,967	4,967

Gulf Manufacturing, LLC	Manufacturer of Specialty Fabricated Industrial Piping Products
		9% PIK Secured Debt (Ashland Capital IX, LLC) (Maturity - June 30, 2017)	919	919	919
		Member Units (Fully diluted 34.2%) (8)		2,980	12,660
				3,899	13,579

Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
		12% Secured Debt (Maturity - June 4, 2015)	5,024	4,612	5,024
		Preferred Stock (8% cumulative) (8)		1,145	1,145
		Common Equity (Fully diluted 34.5%) (8)		718	2,620
				6,475	8,789

Hawthorne Customs and Dispatch Services, LLC	Facilitator of Import Logistics, Brokerage, and Warehousing
		Member Units (Fully diluted 37.1%) (8)		589	1,610
		Member Units (Wallisville Real Estate, LLC) (Fully diluted 59.1%) (8)		1,215	1,215
				1,804	2,825

Hydratec, Inc.	Designer and Installer of Micro-Irrigation Systems
		Common Stock (Fully diluted 94.2%) (8)		7,095	13,710

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Indianapolis Aviation Partners, LLC	Fixed Base Operator
		12% Secured Debt (Maturity - September 15, 2014)	4,275	4,081	4,124
		Warrants (Fully diluted 30.1%)		1,129	1,650
				5,210	5,774

Jensen Jewelers of Idaho, LLC	Retail Jewelry Store
		Prime Plus 2%, Current Coupon 5.25%, Secured Debt (Maturity - November 14, 2013) (9)	1,769	1,769	1,769
		13% Current / 6% PIK Secured Debt (Maturity - November 14, 2013)	1,836	1,836	1,836
		Member Units (Fully diluted 60.8%) (8)		811	1,750
				4,416	5,355

Lighting Unlimited, LLC	Commercial and Residential Lighting Products and Design Services
		8% Secured Debt (Maturity - August 22, 2014)	1,946	1,946	1,946
		Preferred Stock (non-voting)		502	502
		Warrants (Fully diluted 7.1%)		54	20
		Common Stock (Fully diluted 70.0%) (8)		100	200
				2,602	2,668

Mid-Columbia Lumber Products, LLC	Manufacturer of Finger- Jointed Lumber Products
		10% Secured Debt (Maturity - December 18, 2014)	1,250	1,250	1,250
		12% Secured Debt (Maturity - December 18, 2014)	3,900	3,900	3,900
		9.5% Secured Debt (Mid - Columbia Real Estate, LLC) (Maturity - May 13, 2025)	1,028	1,028	1,028
		Warrants (Fully diluted 9.2%)		250	890
		Member Units (Fully diluted 42.9%)		812	930
		Member Units (Mid - Columbia Real Estate, LLC) (Fully diluted 50.0%) (8)		250	810
				7,490	8,808

NAPCO Precast, LLC	Precast Concrete Manufacturing
		Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity - February 1, 2013) (9)	3,385	3,382	3,382
		18% Secured Debt (Maturity - February 1, 2013)	5,173	5,163	5,163
		Member Units (Fully diluted 44.0%)		2,975	4,195
				11,520	12,740

NRI Clinical Research, LLC	Clinical Research Center
		14% Secured Debt (Maturity - September 8, 2016)	4,736	4,495	4,495
		Warrants (Fully diluted 12.5%)		252	480
		Member Units (Fully diluted 24.8%) (8)		500	960
				5,247	5,935

NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		12% Secured Debt (Maturity - December 22, 2016)	12,100	11,158	11,890
		Warrants (Fully diluted 12.2%)		817	1,420
		Member Units (Fully diluted 43.2%) (8)		2,900	5,030
				14,875	18,340

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
		12% Secured Debt (Maturity - April 1, 2013)	5,778	5,771	5,778
		Common Stock (Fully diluted 48.0%)		1,080	8,470
				6,851	14,248

Pegasus Research Group, LLC (Televerde)	Telemarketing and Data Services
		13% Current / 5% PIK Secured Debt (Maturity - January 6, 2016)	5,191	5,141	5,191
		Member Units (Fully diluted 43.7%) (8)		1,250	1,880
				6,391	7,071

PPL RVs, Inc.	Recreational Vehicle Dealer
		11.1% Secured Debt (Maturity - June 10, 2015)	8,460	8,399	8,460
		Common Stock (Fully diluted 51.1%)		2,150	5,480
				10,549	13,940

Principle Environmental, LLC	Noise Abatement Services
		12% Secured Debt (Maturity - February 1, 2016)	4,750	3,897	4,750

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
		12% Current / 2% PIK Secured Debt (Maturity - February 1, 2016)	3,576	3,518	3,576
		Warrants (Fully diluted 14.6%)		1,200	3,860
		Member Units (Fully diluted 22.6%)		1,863	6,150
				10,478	18,336

River Aggregates, LLC	Processor of Construction Aggregates
		12% Secured Debt (Maturity - March 30, 2016)	3,700	3,490	3,490
		Warrants (Fully diluted 20.0%)		202	—
		Member Units (Fully diluted 40.0%)		550	—
				4,242	3,490

The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
		4.5% Current / 4.5% PIK Secured Debt (Maturity - October 2, 2013)	1,079	1,077	1,077
		6% Current / 6% PIK Secured Debt (Maturity - October 2, 2013)	5,639	5,572	5,572
		Warrants (Fully diluted 52.3%)		896	—
		Member Units (Non-voting)		200	—
				7,745	6,649

Thermal and Mechanical Equipment, LLC	Commercial and Industrial Engineering Services
		Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity - September 25, 2014) (9)	1,272	1,267	1,272
		13% Current / 5% PIK Secured Debt (Maturity - September 25, 2014)	4,053	4,020	4,053
		Member Units (Fully diluted 50.0%) (8)		1,000	6,120
				6,287	11,445

Uvalco Supply, LLC	Farm and Ranch Supply Store
		Member Units (Fully diluted 42.8%) (8)		1,113	2,840

Van Gilder Insurance Corporation	Insurance Brokerage
		8% Secured Debt (Maturity - January 31, 2013)	1,000	996	996
		8% Secured Debt (Maturity - January 31, 2016)	1,454	1,441	1,441
		13% Secured Debt (Maturity - January 31, 2016)	6,150	5,271	5,271
		Warrants (Fully diluted 10.0%)		1,209	1,180
		Common Stock (Fully diluted 15.5%)		2,500	2,430
				11,417	11,318

Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage
		6.5% Current /6.5% PIK Secured Debt (Maturity - December 23, 2016)	3,152	3,092	3,092
		Series A Preferred Stock (Fully diluted 50.9%)		3,000	3,280
		Common Stock (Fully diluted 19.1%)		3,706	100
				9,798	6,472

Ziegler’s NYPD, LLC	Casual Restaurant Group
		Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity - October 1, 2013) (9)	1,000	998	998
		13% Current / 5% PIK Secured Debt (Maturity - October 1, 2013)	5,246	5,229	5,229
		Warrants (Fully diluted 46.6%)		600	180
				6,827	6,407

Subtotal Control Investments (28.7% of total investments at fair value)				184,526	239,917

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2012

(in thousands)

(Unaudited)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Affiliate Investments (6)

American Sensor Technologies, Inc.	Manufacturer of Commercial / Industrial Sensors
		Warrants (Fully diluted 19.6%)		50	3,890

Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions
		13% Secured Debt (Maturity - April 17, 2017)	5,000	4,744	4,744
		Warrants (Fully diluted 7.5%)		200	200
				4,944	4,944

Compact Power Equipment Centers LLC	Equipment / Tool Rental
		6% Current / 6% PIK Secured Debt (Maturity - December 31, 2014)	3,631	3,611	3,611
		8% PIK Secured Debt (Maturity - December 31, 2012)	36	36	36
		Series A Member Units (8% cumulative) (Fully diluted 0.8%) (8)		904	904
		Member Units (Fully diluted 10.6%)		1	1
				4,552	4,552

Daseke, Inc.	Specialty Transportation Provider
		Common Stock (Fully diluted 12.6%)		1,427	6,620

East Teak Fine Hardwoods, Inc.	Hardwood Products
		Common Stock (Fully diluted 5.0%)		480	380

Gault Financial, LLC (RMB Capital, LLC)	Purchases and Manages Liquidation of Distressed Assets
		14% Secured Debt (Maturity - November 21, 2016)	10,000	9,489	9,489
		Warrants (Fully diluted 22.5%)		400	400
				9,889	9,889

Houston Plating and Coatings, LLC	Plating and Industrial Coating Services
		Member Units (Fully diluted 11.1%) (8)		635	7,750

Indianhead Pipeline Services, LLC	Pipeline Support Services
		12% Secured Debt (Maturity - February 6, 2017)	9,950	9,313	9,313
		Preferred Equity (Fully diluted 8.0%) (8)		1,638	1,638
		Warrants (Fully diluted 10.6%)		459	459
		Member Units (Fully diluted 4.1%)		1	1
				11,411	11,411

Integrated Printing Solutions, LLC	Specialty Card Printing
		13% Secured Debt (Maturity - September 23, 2016)	12,500	11,773	11,773
		Preferred Equity (Fully diluted 11.0%)		2,000	2,000
		Warrants (Fully diluted 8.0%)		600	1,340
				14,373	15,113

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
IRTH Holdings, LLC	Damage Prevention Technology Information Services
		12% Secured Debt (Maturity - December 29, 2015)	3,755	3,706	3,755
		Member Units (Fully diluted 22.3%)		850	4,110
				4,556	7,865

KBK Industries, LLC	Specialty Manufacturer of Oilfield and Industrial Products
		12.5% Secured Debt (Maturity - September 28, 2017)	9,000	8,910	9,000
		Member Units (Fully diluted 17.9%) (8)		341	5,500
				9,251	14,500

Laurus Healthcare, LP	Management of Outpatient Cardiac Cath Labs
		Class A and C Units (Fully diluted 13.1%) (8)		80	12,400

Olympus Building Services, Inc.	Custodial / Facilities Services
		10% Current / 2% PIK Secured Debt (Maturity - March 27, 2014)	3,231	3,140	3,140
		15% PIK Secured Debt (Maturity - March 27, 2014)	1,107	1,107	1,107
		Warrants (Fully diluted 22.5%)		470	—
				4,717	4,247

OnAsset Intelligence, Inc.	Transportation Monitoring / Tracking Services
		12% Secured Debt (Maturity - October 18, 2012)	1,500	1,425	1,425
		Preferred Stock (7% cumulative) (Fully diluted 5.75%) (8)		1,662	1,662
		Warrants (Fully diluted 4.0%)		830	640
				3,917	3,727

OPI International Ltd. (12)	Oil and Gas Construction Services
		Common Equity (Fully diluted 11.5%)		1,370	4,970

Radial Drilling Services Inc.	Oil and Gas Technology
		12% Secured Debt (Maturity - November 23, 2016)	4,200	3,454	3,454
		Warrants (Fully diluted 24.0%)		758	758
				4,212	4,212

Samba Holdings, Inc.	Intelligent Driver Record Monitoring Software and Services
		12.5% Secured Debt (Maturity - November 17, 2016)	11,923	11,746	11,923
		Common Stock (Fully diluted 15.5%)		1,375	1,842
				13,121	13,765

Spectrio LLC	Audio Messaging Services
		8% Secured Debt (Maturity - June 16, 2016)	280	280	280
		12% Secured Debt (Maturity - June 16, 2016)	14,595	14,169	14,595
		Warrants (Fully diluted 9.8%)		887	3,040
				15,336	17,915

SYNEO, LLC	Manufacturer of Specialty Cutting Tools and Punches
		12% Secured Debt (Maturity - July 13, 2016)	4,500	4,410	4,410
		10% Secured Debt (Leadrock Properties, LLC) (Maturity - May 4, 2026)	1,440	1,412	1,412
		Member Units (Fully diluted 11.1%)		1,000	1,000
				6,822	6,822

Subtotal Affiliate Investments (18.5% of total investments at fair value)				111,143	154,972

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2012

(in thousands)

(Unaudited)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Non-Control/Non-Affiliate Investments (7)

Affinity Videonet, Inc.	Video Conferencing and Managed Services
		9% Secured Debt (Maturity - December 31, 2015)	700	699	699
		13% Secured Debt (Maturity - December 31, 2015)	2,000	1,926	2,000
		13% Current / 1% PIK Secured Debt (Maturity - December 31, 2015)	487	487	487
		Warrants (Fully diluted 2.6%)		63	300
				3,175	3,486

Ameritech College Operations, LLC	For-Profit Nursing and Healthcare College
		18% Secured Debt (Maturity - March 9, 2017)	6,050	5,938	5,938

American Gaming Systems, LLC	Developer, Manufacturer, and Operator of Gaming Machines
		11.5% Secured Debt (Maturity - August 23, 2016)	8,846	8,653	8,653

Associated Asphalt Partners, LLC (10)	Liquid Asphalt Supplier
		LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity - March 9, 2018) (9)	9,400	9,245	9,258

B. J. Alan Company	Retailer and Distributor of Consumer Fireworks
		12% Current / 2.5% PIK Secured Debt (Maturity - June 22, 2017)	10,070	9,975	9,975

Blackboard, Inc. (10)	Education Software Provider
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - October 4, 2018) (9)	2,978	2,881	3,008
		LIBOR Plus 10.00%, Current Coupon 11.50%, Secured Debt (Maturity - April 4, 2019) (9)	2,000	1,848	1,900
				4,729	4,908

Blue Coat Systems, Inc. (10)	Web Security and WAN Optimization
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - February 15, 2018) (9)	1,988	1,951	2,005
		LIBOR Plus 10.00%, Current Coupon 11.50%, Secured Debt (Maturity - August 15, 2018) (9)	2,000	1,944	2,054
				3,895	4,059

Brand Connections, LLC	Venue-Based Marketing and Media
		14% Secured Debt (Maturity - April 30, 2015)	5,861	5,775	5,861

Brasa Holdings Inc. (10)	Upscale Full Service Restaurants
		LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity - July 18, 2019) (9)	3,500	3,399	3,518
		LIBOR Plus 9.50%, Current Coupon 11.00%, Secured Debt (Maturity - January 19, 2020) (9)	2,000	1,923	1,923
				5,322	5,441

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Calloway Laboratories, Inc. (10)	Health Care Testing Facilities
		10.00% Current / 2.00% PIK Secured Debt (Maturity - September 30, 2014) (9)	5,015	4,886	4,886

CDC Software Corporation (10)	Enterprise Application Software
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - August 6, 2018) (9)	4,250	4,208	4,260

CHI Overhead Doors, Inc. (10)	Manufacturer of Overhead Garage Doors
		LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity - August 17, 2017) (9)	2,416	2,375	2,415
		LIBOR Plus 9.50%, Current Coupon 11.00%, Secured Debt (Maturity - February 17, 2018) (9)	2,500	2,456	2,438
				4,831	4,853

Citadel Plastics Holding, Inc. (10)	Supplier of Commodity Chemicals / Plastic Parts
		LIBOR Plus 5.25%, Current Coupon 6.75%, Secured Debt (Maturity - February 28, 2018) (9)	2,993	2,965	3,015

Congruent Credit Opportunities Fund II, LP (11) (12)	Investment Partnership
		LP Interests (Fully diluted 18.75%)		12,251	12,144

Connolly Holdings Inc. (10)	Audit Recovery Software
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - July 15, 2018) (9)	2,494	2,470	2,505
		LIBOR Plus 9.25%, Current Coupon 10.50%, Secured Debt (Maturity - January 15, 2019) (9)	2,000	1,961	2,025
				4,431	4,530

CST Industries (10)	Storage Tank Manufacturer
		LIBOR Plus 6.25%, Current Coupon 7.75%, Secured Debt (Maturity - May 22, 2017) (9)	12,344	12,168	12,213

Diversified Machine, Inc. (10)	Automotive Component Supplier
		LIBOR Plus 7.75%, Current Coupon 9.25%, Secured Debt (Maturity - December 1, 2016) (9)	1,740	1,709	1,710

Drilling Info, Inc.	Information Services for the Oil and Gas Industry
		Common Stock (Fully diluted 2.3%)		1,335	5,070

Emerald Performance Materials, Inc. (10)	Specialty Chemicals Manufacturer
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - May 18, 2018) (9)	3,990	3,952	4,030

Engility Corporation (10) (12)	Defense Software
		LIBOR Plus 4.50%, Current Coupon 5.75%, Secured Debt (Maturity - July 18, 2017) (9)	5,000	4,952	5,012

eResearch Technology, Inc. (10)	Provider of Technology- Driven Health Research
		LIBOR Plus 6.50%, Current Coupon 8.00%, Secured Debt (Maturity - June 29, 2018) (9)	3,500	3,364	3,472

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
EnCap Energy Fund Investments (11) (12)	Investment Partnership
		LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%) (8)		1,288	1,484
		LP Interests (EnCap Energy Capital Fund VIII Co - Investors, L.P.) (Fully diluted 0.3%)		358	358
		LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 1.1%)		254	254
				1,900	2,096

Fairway Group Acquisition Company (10)	Retail Grocery
		LIBOR Plus 6.75%, Current Coupon 8.25%, Secured Debt (Maturity - August 17, 2018) (9)	4,000	3,941	4,040

Flexera Software LLC (10)	Software Licensing
		LIBOR Plus 9.75%, Current Coupon 11.00%, Secured Debt (Maturity - September 30, 2018) (9)	3,000	2,783	3,060

Fram Group Holdings, Inc. (10)	Manufacturer of Automotive Maintenance Products
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - July 29, 2017) (9)	990	986	986
		LIBOR Plus 9.00%, Current Coupon 10.50%, Secured Debt (Maturity - January 29, 2018) (9)	1,000	996	877
				1,982	1,863

GFA Brands, Inc. (10) (12)	Food Products
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - July 2, 2018) (9)	6,983	6,847	7,078

GMACM Borrower LLC (10)	Mortgage Originator and Servicer
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - November 13, 2015) (9)	1,000	984	1,017

Go Daddy Group, Inc. (10)	Domain Name Management
		LIBOR Plus 4.25%, Current Coupon 5.50%, Secured Debt (Maturity - December 17, 2018) (9)	7,444	7,444	7,432

Gundle/SLT Environmental, Inc. (10)	Manufacturer of Geosynthetic Lining Products
		LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity - May 27, 2016) (9)	7,932	7,852	7,862

Halcon Resources Corporation (10) (12)	Oil and Gas Exploration and Production
		9.75 Bond Secured Debt (Maturity - July 15, 2020)	5,000	5,086	5,113

Hayden Acquisition, LLC	Manufacturer of Utility Structures
		8% Secured Debt (Maturity - October 1, 2012)	1,800	1,781	—

Hearthside Food Solutions, LLC (10)	Contract Food Manufacturer
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - June 5, 2018) (9)	4,000	3,962	4,010

HOA Restaurant Group, LLC (10)	Casual Restaurant Group
		11.25% Bond (Maturity - April 1, 2017)	2,000	2,000	1,825

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Homeward Residential Holdings, Inc. (10)	Mortgage Originator and Servicer
		LIBOR Plus 6.75%, Current Coupon 8.25%, Secured Debt (Maturity - August 8, 2017) (9)	750	732	762

Hupah Finance Inc. (10)	Manufacturer of Industrial Machinery
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - January 19, 2019) (9)	2,985	2,930	3,034

Il Fornaio Corporation (10)	Casual Restaurant Group
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - June 10, 2017) (9)	1,822	1,815	1,826

Ipreo Holdings LLC (10)	Application Software for Capital Markets
		LIBOR Plus 6.50%, Current Coupon 8.00%, Secured Debt (Maturity - August 5, 2017) (9)	5,704	5,621	5,775

iStar Financial Inc. (10) (12)	Real Estate Investment Trust
		LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity - March 19, 2016) (9)	2,239	2,202	2,256

Ivy Hill Middle Market Credit Fund III, Ltd. (11) (12)	Asset Management
		LIBOR Plus 6.50%, Current Coupon 6.73%, Secured Debt (Maturity - January 15, 2022)	2,000	1,675	1,905

JJ Lease Funding Corp. (10)	Apparel Retail
		LIBOR Plus 8.50%, Current Coupon 10.00%, Secured Debt (Maturity - April 29, 2017) (9)	2,883	2,813	2,208

Kadmon Pharmaceuticals, LLC (10)	Biopharmaceutical Products and Services
		LIBOR Plus 13.00%, Current Coupon 15.00%, Secured Debt (Maturity - October 31, 2012) (9)	5,945	5,935	6,230

Maverick Healthcare Group LLC (10)	Home Healthcare Products and Services
		LIBOR Plus 9.00%, Current Coupon 10.75%, Secured Debt (Maturity - December 30, 2016) (9)	4,913	4,913	4,986

Media Holdings, LLC (10) (12)	Internet Traffic Generator
		LIBOR Plus 13.00%, Current Coupon 15.00%, Secured Debt (Maturity - April 27, 2014) (9)	5,000	5,328	5,333

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Medpace Intermediateco, Inc. (10)	Clinical Trial Development and Execution
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - June 19, 2017) (9)	4,612	4,554	4,439

Metal Services LLC (10)	Steel Mill Services
		LIBOR Plus 7.50%, Current Coupon 9.00%, Secured Debt (Maturity - September 29, 2017) (9)	5,697	5,592	5,729

Metropolitan Health Networks, Inc. (10) (12)	Healthcare Network Provider
		LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity - October 4, 2016) (9)	1,930	1,906	1,920
		LIBOR Plus 11.75%, Current Coupon 13.50%, Secured Debt (Maturity - October 4, 2017) (9)	3,250	3,192	3,234
				5,098	5,154

Milk Specialties Company (10)	Processor of Nutrition Products
		LIBOR Plus 7.00%, Current Coupon 8.50%, Secured Debt (Maturity - December 23, 2017) (9)	3,970	3,862	3,950
		LIBOR Plus 13.00%, Current Coupon 14.50%, Secured Debt (Maturity - December 23, 2018) (9)	1,000	963	1,015
				4,825	4,965

Miramax Film NY, LLC (10)	Motion Picture Producer and Distributor
		Class B Units (Fully diluted 0.2%)		500	500

Mood Media Corporation (10) (12)	Music Programming and Broadcasting
		LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity - May 6, 2018) (9)	2,963	2,936	2,961

Mmodal Inc. (10)	Healthcare Equipment and Services
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - August 16, 2019) (9)	4,000	3,948	3,975

National Healing Corporation (10)	Wound Care Management
		LIBOR Plus 10.00%, Current Coupon 11.50%, Secured Debt (Maturity - November 30, 2018) (9)	1,500	1,419	1,505
		Common Equity (Fully diluted 0.02%)		50	50
				1,469	1,555

National Vision, Inc. (10)	Discount Optical Retailer
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - August 2, 2018) (9)	3,242	3,194	3,286

NCI Building Systems, Inc. (10)	Non-Residential Building Products Manufacturer
		LIBOR Plus 6.75%, Current Coupon 8.00%, Secured Debt (Maturity - May 2, 2018) (9)	2,488	2,367	2,481

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
NGPL PipeCo, LLC (10)	Natural Gas Pipelines and Storage Facilities
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - September 15, 2017) (9)	9,000	8,858	9,188

Northland Cable Television, Inc. (10)	Television Broadcasting
		LIBOR Plus 6.00%, Current Coupon 7.75%, Secured Debt (Maturity - December 30, 2016) (9)	4,812	4,705	4,697

Oberthur Technologies SA (10) (12)	Smart Card, Printing, Identity, and Cash Protection Security
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - November 30, 2018) (9)	7,000	6,670	6,952

Oneida Ltd. (10)	Household Products Manufacturer
		LIBOR Plus 7.75%, Current Coupon 9.25%, Secured Debt (Maturity - September 25, 2017) (9)	2,000	1,963	1,970

Panolam Industries International, Inc. (10)	Decorative Laminate Manufacturer
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - August 23, 2017) (9)	4,250	4,208	4,239

Phillips Plastic Corporation (10)	Custom Molder of Plastics and Metals
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - February 12, 2017) (9)	1,733	1,718	1,727

Physician Oncology Services, L.P. (10)	Provider of Radiation Therapy and Oncology Services
		LIBOR Plus 4.75%, Current Coupon 6.25%, Secured Debt (Maturity - January 31, 2017) (9)	942	935	918

Pierre Foods, Inc. (10)	Foodservice Supplier
		LIBOR Plus 5.25%, Current Coupon 7.00%, Secured Debt (Maturity - September 30, 2016) (9)	4,913	4,842	4,936
		LIBOR Plus 9.50%, Current Coupon 11.25%, Secured Debt (Maturity - September 29, 2017) (9)	2,000	1,945	2,018
				6,787	6,954

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
PL Propylene LLC (10) (12)	Propylene Producer
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - March 27, 2017) (9)	3,990	3,917	4,055

Preferred Proppants, LLC (10)	Producer of Sand Based Proppants
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - December 15, 2016) (9)	5,957	5,832	5,674

ProQuest LLC (10)	Academic Research Portal
		LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity - April 13, 2018) (9)	4,975	4,929	5,000

PRV Aerospace, LLC (10)	Aircraft Equipment Manufacturer
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - May 9, 2018) (9)	6,000	5,943	6,015

Race Point Power, LLC (10)	Electric Utilities / Power Generation
		LIBOR Plus 6.00%, Current Coupon 7.75%, Secured Debt (Maturity - January 11, 2018) (9)	2,104	2,070	2,093

Radio One, Inc. (10)	Radio Broadcasting
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - March 31, 2016) (9)	2,940	2,896	2,965

Relativity Media, LLC (10)	Full-scale Film and Television Production and Distribution
		10.00% Secured Debt (Maturity - May 24, 2015)	5,000	4,912	4,912
		15.00% PIK Secured Debt (Maturity - May 24, 2015)	5,272	4,994	4,994
		Class A Units (Fully diluted 0.2%)		292	292
				10,198	10,198

Sabre Industries, Inc. (10)	Manufacturer of Telecom Structures and Equipment
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - August 24, 2018) (9)	6,500	6,404	6,508

Schiff Nutrition Group, Inc. (10) (12)	Vitamin and Nutritional Supplement Manufacturer and Distributor
		LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity - March 30, 2019) (9)	9,923	9,783	9,923

Shearer’s Foods, Inc. (10)	Manufacturer of Food/ Snacks
		12.00% Current /3.75% PIK Secured Debt Maturity - March 31, 2016)	4,385	4,311	4,539

Sonneborn, LLC (10)	Specialty Chemicals Manufacturer
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - March 30, 2018) (9)	2,985	2,929	2,996

Sourcehov LLC (10)	Business Process Services
		LIBOR Plus 5.38%, Current Coupon 6.63%, Secured Debt (Maturity - April 28, 2017) (9)	2,963	2,877	2,944
		LIBOR Plus 9.25%, Current Coupon 10.50%, Secured Debt (Maturity - April 30, 2018) (9)	5,000	4,523	4,575
				7,400	7,519

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Surgery Center Holdings, Inc. (10)	Ambulatory Surgical Centers
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - February 6, 2017) (9)	4,894	4,874	4,894

The Tennis Channel, Inc.	Television-Based Sports Broadcasting
		LIBOR Plus 6% / 4% PIK, Current Coupon with PIK 14%, Secured Debt (Maturity - January 1, 2013) (9)	10,937	12,439	12,439
		Warrants (Fully diluted 0.1%)		235	235
				12,674	12,674

Tank Holding Corp. (10)	Manufacturer of Storage Tanks
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - June 28, 2019) (9)	5,909	5,794	5,924

Totes Isotoner Corporation (10)	Weather Accessory Retail
		LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity - July 7, 2017) (9)	4,939	4,857	4,914

Tube City IMS Corporation (10) (12)	Steel Mill Services
		LIBOR Plus 4.50%, Current Coupon 5.75%, Secured Debt (Maturity - March 20, 2019) (9)	995	986	1,009

UniTek Global Services, Inc. (10)	Provider of Outsourced Infrastructure Services
		LIBOR Plus 7.50%, Current Coupon 9.00%, Secured Debt (Maturity - April 15, 2018) (9)	4,391	4,275	4,331

Universal Fiber Systems, LLC	Manufacturer of Synthetic Fibers
		LIBOR Plus 5.75%, Current Coupon 7.50%, Secured Debt (Maturity - June 26, 2015)	5,387	5,285	5,285

Vantage Specialties, Inc. (10)	Manufacturer of Specialty Chemicals
		LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity - February 10, 2018) (9)	3,990	3,917	4,020

VFH Parent LLC (10)	Electronic Trading and Market Making
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - July 8, 2016) (9)	3,574	3,517	3,583

Visant Corporation (10)	School Affinity Stores
		LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity - December 22, 2016) (9)	3,998	3,998	3,860

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Vision Solutions, Inc. (10)	Computer Software
		LIBOR Plus 4.50%, Current Coupon 6.00%, Secured Debt (Maturity - July 23, 2016) (9)	2,728	2,527	2,542
		LIBOR Plus 8.00%, Current Coupon 9.50%, Secured Debt (Maturity - July 23, 2017) (9)	5,000	4,960	5,013
				7,487	7,555

Wabash National Corporation (10) (12)	Truck Trailer Manufacturer
		LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity - May 8, 2019) (9)	5,985	5,937	6,060

Walter Investment Management Corp. (10) (12)	Real Estate Services
		LIBOR Plus 6.25%, Current Coupon 7.75%, Secured Debt (Maturity - June 30, 2016) (9)	2,550	2,509	2,576

Waupaca Foundry, Inc. (10)	Iron Foundries
		LIBOR Plus 7.25%, Current Coupon 8.50%, Secured Debt (Maturity - June 29, 2017) (9)	4,250	4,168	4,282

Wilton Brands LLC (10)	Specialty Housewares Retailer
		LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity - August 30, 2018) (9)	2,000	1,960	2,023

Wireco Worldgroup Inc. (10)	Synthetic Lifting Products
		LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity - February 15, 2017) (9)	2,500	2,476	2,544

Willis Group, LLC	Staffing and Recruitment Services
		12% Current / 3% PIK Secured Debt (Maturity - December 19, 2014)	7,875	7,750	7,875

Wolverine Healthcare Analytics, Inc. (10)	Healthcare Analytics Provider
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - July 6, 2019) (9)	3,491	3,424	3,527

Wyle Services Corporation (10)	Specialized Engineering and Technical Services
		LIBOR Plus 3.50%, Current Coupon 5.00%, Secured Debt (Maturity - March 26, 2017) (9)	3,000	2,985	3,011

Zilliant Incorporated	Price Optimization and Margin Management Solutions
		12% Secured Debt (Maturity - June 15, 2017)	8,000	6,823	6,823
		Warrants (Fully diluted 3.0%)		1,071	1,071
				7,894	7,894

Subtotal Non-Control/Non-Affiliate Investments (52.5% of total investments at fair value)				431,991	439,501

Main Street Capital Partners, LLC (Investment Manager)	Asset Management
		100% of Membership Interests		2,668	202

Total Portfolio Investments, September 30, 2012				730,328	834,592

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2012

(in thousands)

(Unaudited)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Marketable Securities and Idle Funds Investments

	Investments in Marketable Securities and Diversified, Registered Bond Funds
General Motors Company (12)
		Preferred stock (0.59% cumulative) (8)		255	190

Toll Road Investors Partnership II, LP Bond (12)
		Zero Coupon Bond (Maturity - February 15, 2033)	7,500	1,710	1,848

Subtotal Marketable Securities and Idle Funds Investments (0.3% of total investments at fair value)				1,965	2,038

Total Investments, September 30, 2012				$732,293	$836,630

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

(in thousands)

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

(in thousands)

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

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(in thousands)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Non-Control/Non-Affiliate Investments (7)

Academy, Ltd. (10)	Sporting Goods Stores
		LIBOR Plus 4.50%, Current Coupon 6.00%, Secured Debt (Maturity - August 3, 2018) (9)	3,000	2,989	2,977

Affinity Videonet, Inc.	Video Conferencing and Managed Services
		13% Secured Debt (Maturity - December 31, 2015)	2,000	1,914	2,000
		13% Current / 1% PIK Secured Debt (Maturity - December 31, 2015)	1,132	1,125	1,125
		Warrants (Fully diluted 2.6%)		63	63
				3,102	3,188

API Technologies Corp. (10)	Manufacturer of Electrical Components and Equipment
		LIBOR Plus 6.25%, Current Coupon 7.75%, Secured Debt (Maturity - June 27, 2016) (9)	2,486	2,406	2,374

Arrowhead General Insurance Agency, Inc. (10)	Insurance
		LIBOR Plus 5.75%, Current Coupon 7.50%, Secured Debt (Maturity - March 4, 2017) (9)	3,970	3,900	3,932
		LIBOR Plus 9.5%, Current Coupon 11.25%, Secured Debt (Maturity - September 30, 2017) (9)	2,000	1,944	2,010
				5,844	5,942

ATI Acquisition I Corp. (10)	Physical Therapy Facilities
		LIBOR Plus 5.50%, Current Coupon 7.50%, Secured Debt (Maturity - March 11, 2016) (9)	2,849	2,812	2,725

Bourland and Leverich Supply Co., LLC (10)	Distributor of Oil and Gas Tubular Goods
		LIBOR Plus 9.00%, Current Coupon 11.00%, Secured Debt (Maturity - August 19, 2015) (9)	4,191	4,028	4,065

Brand Connections, LLC	Venue-Based Marketing and Media
		14% Secured Debt (Maturity - April 30, 2015)	6,761	6,639	6,639

Brickman Group Holdings, Inc. (10)	Commercial Landscape Services
		LIBOR Plus 5.50%, Current Coupon 7.25%, Secured Debt (Maturity - October 14, 2016) (9)	1,990	1,962	1,997

Business Development Corporation of America (11) (12)	Investment Management
		LIBOR Plus 3.50%, Current Coupon 3.77%, Secured Debt (Maturity - January 14, 2013)	5,900	5,900	5,900

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Carestream Health, Inc. (10)	Medical Imaging Products
		LIBOR Plus 3.50%, Current Coupon 5.00%, Secured Debt (Maturity - February 25, 2017) (9)	2,985	2,704	2,690

Centerplate, Inc. (10)	Food and Catering Services
		LIBOR Plus 8.50%, Current Coupon 10.50%, Secured Debt (Maturity - September 16, 2016) (9)	2,970	2,896	2,966

CHI Overhead Doors, Inc. (10)	Manufacturer of Overhead Garage Doors
		LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity - August 17, 2017) (9)	2,494	2,446	2,462
		LIBOR Plus 9.50%, Current Coupon 11.00%, Secured Debt (Maturity - February 17, 2018) (9)	2,500	2,452	2,463
				4,898	4,925

Diversified Machine, Inc. (10)	Automotive Component Supplier
		LIBOR Plus 7.75%, Current Coupon 9.25%, Secured Debt (Maturity - November 28, 2017) (9)	2,000	1,960	2,001

EnCap Energy Capital Fund VIII, L.P. (11) (12)	Investment Partnership
		LP Interests (Fully diluted 0.2%)		709	709

Fairway Group Acquisition Company (10)	Retail Grocery
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - March 3, 2017) (9)	7,463	7,403	7,253

Flexera Software LLC (10)	Software Licensing
		LIBOR Plus 9.75%, Current Coupon 11.00%, Secured Debt (Maturity - September 30, 2018) (9)	3,000	2,765	2,790

Fram Group Holdings, Inc. (10)	Manufacturer of Automotive Maintenance Products
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - July 29, 2017) (9)	998	993	998
		LIBOR Plus 9.00%, Current Coupon 10.50%, Secured Debt (Maturity - January 29, 2018) (9)	1,000	995	968
				1,988	1,966

Golden Nugget, LLC (10)	Hotel and Gaming
		LIBOR Plus 8.50%, Current Coupon 10.00%, Secured Debt (Maturity - May 24, 2016) (9)	10,000	9,636	9,450

Gundle/SLT Environmental, Inc. (10)	Manufacturer of Geosynthetic Lining Products
		LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity - May 27, 2016) (9)	2,985	2,958	2,940
		LIBOR Plus 9.50%, Current Coupon 13.00%, Secured Debt (Maturity - November 23, 2016) (9)	4,000	3,926	3,980
				6,884	6,920

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Hayden Acquisition, LLC	Manufacturer of Utility Structures
		8% Secured Debt (Maturity - January 1, 2012)	1,800	1,781	—

Helm Financial Corporation (10)	Railcar Leasing
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - June 1, 2017) (9)	1,985	1,967	1,940

Henniges Automotive Holdings, Inc. (10)	Manufacturer of Auto Parts
		LIBOR Plus 10.00%, Current Coupon 12.00%, Secured Debt (Maturity - October 28, 2016) (9)	2,833	2,785	2,785

HMS Income LLC (11) (12)	Investment Management
		LIBOR Plus 3.00%, Current Coupon 3.27%, Secured Debt (Maturity - December 12, 2012)	7,500	7,500	7,500

HOA Restaurant Group, LLC (10)	Casual Restaurant Group
		11.25% Bond (Maturity - April 1, 2017)	2,000	2,000	1,865

Il Fornaio Corporation (10)	Casual Restaurant Group
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - June 10, 2017) (9)	1,985	1,976	1,978

Ipreo Holdings LLC (10)	Application Software for Capital Markets
		LIBOR Plus 6.50%, Current Coupon 8.00%, Secured Debt (Maturity - August 5, 2017) (9)	4,239	4,160	4,144

Ivy Hill Middle Market Credit Fund III, Ltd. (10) (12)	Asset Management
		LIBOR Plus 6.50%, Current Coupon 6.77%, Secured Debt (Maturity - January 15, 2022)	2,000	1,659	1,658

JJ Lease Funding Corp. (10)	Apparel Retail
		LIBOR Plus 8.50%, Current Coupon 10.00%, Secured Debt (Maturity - April 29, 2017) (9)	3,950	3,842	3,160

Kadmon Pharmaceuticals, LLC (10)	Biopharmaceutical Products and Services
		LIBOR Plus 13.00%, Current Coupon 15.00%, Secured Debt (Maturity - October 31, 2012) (9)	6,000	5,899	6,255

Lawson Software, Inc. (10)	Application Software
		LIBOR Plus 5.25%, Current Coupon 6.75%, Secured Debt (Maturity - July 5, 2017) (9)	4,988	4,801	4,875

Liqui-Box, Inc. (10)	Supplier of Specialty Packaging
		LIBOR Plus 5.25%, Current Coupon 6.75%, Secured Debt (Maturity - December 29, 2017) (9)	3,000	2,955	2,985

Media Holdings, LLC (10) (12)	Internet Traffic Generator
		LIBOR Plus 13.00%, Current Coupon 15.00%, Secured Debt (Maturity - April 28, 2014) (9)	5,000	5,129	5,000

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Medpace Intermediateco, Inc. (10)	Clinical Trial Development and Execution
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - June 17, 2017) (9)	4,975	4,905	4,726

Megapath, Inc. (10)	Communications Technology
		LIBOR Plus 10.00%, Current Coupon 12.00%, Secured Debt (Maturity - November 3, 2015) (9)	3,600	3,541	3,546

Metropolitan Health Networks, Inc. (10) (12)	Healthcare Network Provider
		LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity - October 4, 2016) (9)	2,000	1,971	1,940
		LIBOR Plus 11.75%, Current Coupon 13.50%, Secured Debt (Maturity - October 4, 2017) (9)	3,250	3,187	3,185
				5,158	5,125

Milk Specialties Company (10)	Processor of Nutrition Products
		LIBOR Plus 7.00%, Current Coupon 8.50%, Secured Debt (Maturity - December 27, 2017) (9)	4,000	3,880	3,900
		LIBOR Plus 13.00%, Current Coupon 14.50%, Secured Debt (Maturity - December 27, 2018) (9)	1,000	960	965
				4,840	4,865

Miramax Film NY, LLC (10)	Motion Picture Producer and Distributor
		Class B Units (Fully diluted 0.2%)		500	500

Mood Media Corporation (10) (12)	Music Provider
		LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity - May 6, 2018) (9)	2,985	2,956	2,779

MultiPlan, Inc. (10)	Managed Healthcare Provider
		LIBOR Plus 3.25%, Current Coupon 4.75%, Secured Debt (Maturity - August 26, 2017) (9)	2,956	2,956	2,821

National Healing Corporation (10)	Wound Care Management
		LIBOR Plus 6.75%, Current Coupon 8.25%, Secured Debt (Maturity - November 30, 2017) (9)	2,750	2,614	2,653
		LIBOR Plus 10.00%, Current Coupon 11.50%, Secured Debt (Maturity - November 30, 2018) (9)	1,500	1,411	1,433
		Common Equity (Fully diluted 0.02%)		50	50
				4,075	4,136

Northland Cable Television, Inc. (10)	Television Broadcasting
		LIBOR Plus 6.00%, Current Coupon 7.75%, Secured Debt (Maturity - December 30, 2016) (9)	4,950	4,823	4,802

Ocwen Financial Corporation (10) (12)	Residential and Commercial Loan Services
		LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity - September 1, 2016) (9)	4,750	4,660	4,685

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Pacific Architects and Engineers Incorporated (10)	Provider of Contract Support Services
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - April 4, 2017) (9)	3,995	3,917	3,875

Phillips Plastic Corporation (10)	Custom Molder of Plastics and Metals
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - February 12, 2017) (9)	1,750	1,733	1,737

Physician Oncology Services, L.P. (10)	Provider of Radiation Therapy and Oncology Services
		LIBOR Plus 4.75%, Current Coupon 6.25%, Secured Debt (Maturity - January 31, 2017) (9)	942	934	904

Pierre Foods, Inc. (10)	Foodservice Supplier
		LIBOR Plus 5.25%, Current Coupon 7.00%, Secured Debt (Maturity - September 30, 2016) (9)	4,950	4,868	4,945
		LIBOR Plus 9.50%, Current Coupon 11.25%, Secured Debt (Maturity - September 29, 2017) (9)	2,000	1,939	1,995
				6,807	6,940

Preferred Proppants, LLC (10)	Producer of Sand Based Proppants
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - December 15, 2016) (9)	5,000	4,877	4,889

Race Point Power, LLC (10)	Electric Utilities / Power Generation
		LIBOR Plus 6.00%, Current Coupon 7.75%, Secured Debt (Maturity - January 11, 2018) (9)	4,658	4,576	4,617

Radio One, Inc. (10)	Radio Broadcasting
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - March 31, 2016) (9)	2,978	2,925	2,775

Shearer’s Foods, Inc. (10)	Manufacturer of Food/ Snacks
		12.00% Current /3.75% PIK Secured Debt (Maturity - March 31, 2016)	4,262	4,179	4,092

SonicWALL, Inc. (10)	IT Security Provider
		LIBOR Plus 6.25%, Current Coupon 8.25%, Secured Debt (Maturity - January 23, 2016) (9)	1,072	1,073	1,074

Sourcehov LLC (10)	Business Process Services
		LIBOR Plus 5.38%, Current Coupon 6.63%, Secured Debt (Maturity - April 28, 2017) (9)	2,993	2,896	2,526
		LIBOR Plus 9.25%, Current Coupon 10.50%, Secured Debt (Maturity - April 30, 2018) (9)	3,000	2,872	2,505
				5,768	5,031

Speedy Cash Intermediate Holdings Corp. (10)	Consumer Finance
		10.75% Bond (Maturity - May 15, 2018)	2,000	2,000	2,010

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Surgery Center Holdings, Inc. (10)	Ambulatory Surgical Centers
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - February 6, 2017) (9)	4,963	4,940	4,628

The Tennis Channel, Inc.	Television-Based Sports Broadcasting
		LIBOR Plus 6% / 4% PIK, Current Coupon with PIK 14%, Secured Debt (Maturity - January 1, 2013) (9)	10,610	11,450	11,450
		Warrants (Fully diluted 0.1%)		235	235
				11,685	11,685

Totes Isotoner Corporation (10)	Weather Accessory Retail
		LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity - July 7, 2017) (9)	4,976	4,883	4,839

Ulterra Drilling Technologies, L.P. (10)	Manufacturer of Oil and Gas Drilling Products
		LIBOR Plus 7.50%, Current Coupon 9.50%, Secured Debt (Maturity - June 9, 2016) (9)	6,572	6,452	6,441
		LIBOR Plus 7.50%, Current Coupon 9.50%, Secured Debt (Maturity - June 9, 2016) (9)	1,848	1,803	1,754
				8,255	8,195
UniTek Global Services, Inc. (10)	Provider of Outsourced Infrastructure Services
		LIBOR Plus 7.50%, Current Coupon 9.00%, Secured Debt (Maturity - April 15, 2018) (9)	6,434	6,256	6,304

VFH Parent LLC (10)	Electronic Trading and Market Making
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - July 8, 2016) (9)	4,180	4,103	4,195

Visant Corporation (10)	School Affinity Stores
		LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity - December 22, 2016) (9)	3,998	3,998	3,760

Vision Solutions, Inc. (10)	Computer Software
		LIBOR Plus 4.50%, Current Coupon 6.00%, Secured Debt (Maturity - July 23, 2016) (9)	2,838	2,586	2,585
		LIBOR Plus 8.00%, Current Coupon 9.50%, Secured Debt (Maturity - July 23, 2017) (9)	5,000	4,955	4,850
				7,541	7,435

Walter Investment Management Corp. (10) (12)	Real Estate Services
		LIBOR Plus 6.25%, Current Coupon 7.75%, Secured Debt (Maturity - June 30, 2016) (9)	2,888	2,833	2,886
		LIBOR Plus 11.00%, Current Coupon 12.50%, Secured Debt (Maturity - December 30, 2016) (9)	3,000	2,944	3,036
				5,777	5,922

Willis Group, LLC	Staffing and Recruitment Services
		12% Current / 3% PIK Secured Debt (Maturity - December 19, 2014)	9,000	8,824	8,824

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Wyle Services Corporation (10)	Specialized Engineering and Technical Services
		LIBOR Plus 4.25%, Current Coupon 5.75%, Secured Debt (Maturity - March 26, 2017) (9)	3,735	3,715	3,657

Yankee Cable Acquisition, LLC (10)	Broadband Service Provider
		LIBOR Plus 4.50%, Current Coupon 6.50%, Secured Debt (Maturity - August 26, 2016) (9)	3,950	3,902	3,900

Subtotal Non-Control/Non-Affiliate Investments (39.6% of total investments at fair value)				275,061	270,895

Main Street Capital Partners, LLC (Investment Manager) (0.3% of total investments at fair value)	Asset Management
		100% of Membership Interests		4,284	1,869

Total Portfolio Investments, December 31, 2011				596,289	658,093

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(in thousands)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Marketable Securities and Idle Funds Investments

	Investments in Marketable Securities and Diversified, Registered Bond Funds

A. M. Castle & Co. Bond (12)
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

2.                                      Basis of Presentation

Main Street’s financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). For the three and nine months ended September 30, 2012 and 2011, Main Street’s consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries.  Portfolio investments, as used herein, refers to all of Main Street’s investments in LMM portfolio companies, investments in Middle Market portfolio companies, Other Portfolio investments and investment in the Investment Manager but excludes all “Marketable securities and idle funds investments” (see Note C — Fair Value Hierarchy for Investments and Debentures - Portfolio Investment Composition for additional discussion of Main Street’s portfolio investment composition and definitions for the terms LMM, Middle Market and Other Portfolio).   The Investment Manager is accounted for as a portfolio investment (see Note D) and is not consolidated with MSCC and its consolidated subsidiaries. “Marketable securities and idle funds investments” are classified as financial instruments and are reported separately on Main Street’s Consolidated Balance Sheets and Consolidated Schedule of Investments due to the nature of such investments (see Note B.9.).  Main Street’s results of operations for the three and nine months ended September 30, 2012 and 2011, cash flows for the nine months ended

September 30, 2012 and 2011, and financial position as of September 30, 2012 and December 31, 2011, are presented on a consolidated basis.  The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current financial statement presentation, including certain investments previously classified as Marketable securities and idle funds investments that are now considered a part of the Middle Market portfolio and are now classified as “Non-Control/Non-Affiliate investments”, as defined below.

The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2011. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

For valuation purposes, “control” LMM portfolio investments are composed of debt and equity securities for which Main Street has a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors. Market quotations are generally not readily available for Main Street’s control LMM portfolio investments. For control LMM portfolio investments, Main Street determines the fair value using a combination of market and income approaches. Under the market approach, Main Street will typically use the enterprise value methodology to determine the fair value of these investments. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”), cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, Main Street analyzes various factors including the portfolio company’s historical and projected financial results. Main Street allocates the enterprise value to investments in order of the legal priority of the various components of the portfolio company’s capital structure. Main Street will also use the income approach to determine the fair value of these securities, based on projections of the discounted future free cash flows that the portfolio company or the debt security will likely generate. The valuation approaches for Main Street’s control LMM portfolio investments estimate the value of the investment if Main Street were to sell, or exit, the investment. In addition, these valuation approaches consider the value associated with Main Street’s ability to control the capital structure of the portfolio company, as well as the timing of a potential exit.

For valuation purposes, “non-control” LMM portfolio investments are composed of debt and equity securities for which Main Street does not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors. Market quotations are generally not readily available for non-control LMM portfolio investments. For non-control LMM portfolio investments, Main Street uses a combination of the market and income approaches to value its equity investments and the income approach to value its debt investments. For non-control LMM debt investments, Main Street determines the fair value primarily using a yield approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Main Street’s estimate of the expected repayment date of a LMM debt security is generally the legal maturity date of the instrument, as Main Street generally intends to hold its loans to maturity. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. Main Street will use the value determined by the yield analysis as the fair value for that security; however, because of Main Street’s general intent to hold its loans to maturity, the fair value will not exceed the face amount of the LMM debt security. A change in the assumptions that Main Street uses to estimate the fair value of its LMM debt securities using the yield analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or if a LMM debt security is in workout status, Main Street may consider other factors in determining the fair value of the LMM debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis.

Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on its investments in each LMM portfolio company once a quarter. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent advisor. The nationally recognized independent advisor is generally consulted relative to Main Street’s investments in each LMM portfolio company at least once in every calendar year, and for Main Street’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent advisor on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a LMM portfolio company is determined to be insignificant relative to the total investment portfolio. Main Street consulted with its independent advisor in arriving at Main Street’s determination of fair value on its investments in a total of 36 LMM portfolio companies for the nine months ended September 30, 2012, representing approximately 63% of the total LMM portfolio and investment in the affiliated Investment Manager at fair value as of September 30, 2012.

For valuation purposes, all of Main Street’s Middle Market portfolio investments are non-control investments and are composed of securities for which Main Street does not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors. Main Street primarily uses observable inputs to determine the fair value of these investments through obtaining third party quotes or other independent pricing. For Middle Market portfolio investments for which sufficient observable inputs are not available to determine fair value, Main Street generally uses an approach similar to the income approach using a yield-to-maturity model used to value its non-control LMM portfolio debt investments.

For valuation purposes, all of Main Street’s Other Portfolio investments are non-control investments and are composed of securities for which Main Street generally does not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors.  Main Street’s Other Portfolio investments comprise 1.9% of Main Street’s investment portfolio at fair value.  Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street determines the fair value based on the fair value of the portfolio company as determined by independent third parties and based on Main Street’s proportional ownership in the portfolio company, as well as the financial position and assessed risk of each of these portfolio investments. For Other Portfolio debt investments with observable inputs, Main Street determines the fair value of these investments through obtaining third party quotes or other independent pricing. To the extent observable inputs are not available for its Other Portfolio debt investments, Main Street values these Other Portfolio debt investments through an approach similar to the income approach using a yield-to-maturity model used to value its non-control LMM portfolio debt investments.

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

The Board of Directors of Main Street has the final responsibility for reviewing and approving, in good faith, Main Street’s determination of the fair value for its portfolio investments consistent with the 1940 Act requirements.  Main Street believes its portfolio investments as of September 30, 2012 and December 31, 2011 approximate fair value as of those dates based on the market in which Main Street operates and other conditions in existence on those reporting dates.

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

Main Street holds debt and preferred equity instruments in its investment portfolio that contain payment-in-kind (“PIK”) interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any unpaid dividends are added to the balance of the preferred equity investment. The actual collection of these dividends may be deferred until such time as the preferred equity is redeemed. To maintain RIC tax treatment (as discussed below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash.  For the three months ended September 30, 2012 and 2011, (i) approximately 4.5%, and 3.7%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 0.4%, and 2.3%, respectively, of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash.  For the nine months ended September 30, 2012 and 2011, (i) approximately 3.9%, and 3.9%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 0.3%, and 2.7%, respectively, of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash.

As of September 30, 2012, Main Street had no investments with positive fair value on non-accrual status and one fully impaired investment which comprised approximately 0.2% of the total portfolio investments at cost, in each case, excluding the investment in the affiliated Investment Manager.  As of December 31, 2011, Main Street had one investment with positive fair value on non-accrual status, which comprised less than 0.1% of the total portfolio investments at fair value and, together with another fully impaired investment, comprised approximately 0.9% of the total portfolio investments at cost, in each case excluding the investment in the affiliated Investment Manager.

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

Main Street may also purchase debt securities at a discount or at a premium to the par value of the debt security.  When Main Street purchases a debt security at a discount to the par value of the debt security, Main Street records the par value of the debt security net of the discount, and the discount is accreted into interest income based on the effective interest method over the life of the debt investment.  When Main Street purchases a debt security at a premium to the par value of the debt security, Main Street records the premium as incremental to the par value of the debt security, and the premium is amortized as a reduction to interest income based on the effective interest method over the life of the debt.  To maintain RIC tax treatment (as discussed below in Note B.6.), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the three months ended September 30, 2012 and 2011, (i) approximately 4.0%, and 3.6%, respectively, of Main Street’s total investment income was attributable to interest income not paid currently in cash on the accretion of discounts associated with debt investments.  For the nine months ended September 30, 2012 and 2011, (i) approximately 3.8%, and 3.4%, respectively, of Main Street’s total investment income was attributable to interest income not paid currently in cash on the accretion of discounts associated with debt investments.

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

As a result of the Exchange Offer which left a minority portion of MSC II’s equity interests owned by certain non-Main Street entities, the net earnings of MSC II attributable to the remaining externally owned noncontrolling interest in MSC II are excluded from all per share amounts presented, and the per share amounts only reflect the net earnings attributable to Main Street’s ownership interest in MSC II.  During the first quarter of 2012, MSCC completed the Final MSC II Exchange to acquire all of the minority portion of MSC II’s equity interests not already owned by MSCC.  The following table provides a reconciliation of Net Investment Income and Net Realized Income attributable to common stock by excluding amounts related to the noncontrolling interest in MSC II that remained owned by non-Main Street entities for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Net Investment Income	$15,522	$10,361	$41,197	$27,370
Noncontrolling interest share of Net Investment Income	—	(179)	(62)	(560)
Net Investment Income attributable to common stock	15,522	10,182	41,135	26,810

Total net realized gain from investments	527	1,448	5,335	1,697
Noncontrolling interest share of net realized (gain) from investments	—	(47)	(3)	(48)
Net Realized Income attributable to common stock	$16,049	$11,583	$46,467	$28,459

Net Investment Income per share -
Basic and diluted	$0.49	$0.44	$1.44	$1.23
Net Realized Income per share -
Basic and diluted	$0.51	$0.50	$1.62	$1.30

Weighted average shares outstanding -
Basic and diluted	31,578,742	23,194,896	28,615,877	21,824,775

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

As required by ASC 820, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, unrealized appreciation and depreciation related to such investments categorized within the Level 3 table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Main Street conducts reviews of fair value hierarchy classifications on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain investments.

As of September 30, 2012 and December 31, 2011, Main Street’s LMM portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s LMM portfolio investments were categorized as Level 3 as of September 30, 2012, and all but one LMM portfolio investment was categorized as Level 3 as of December 31, 2011.

As of September 30, 2012 and December 31, 2011, Main Street’s Middle Market portfolio investments and Marketable securities and idle funds investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments primarily consisted of observable inputs in non-active markets. As a result, most of Main Street’s Middle Market portfolio investments and all of Main Street’s Marketable securities and idle funds investments were categorized as Level 2 as of September 30, 2012 and December 31, 2011. For those Middle Market portfolio investments for which sufficient observable inputs were not available to determine fair value, Main Street categorized such investments as Level 3 as of September 30, 2012 and December 31, 2011.

As of September 30, 2012 and December 31, 2011, Main Street’s Other Portfolio debt investments consisted of investments in secured debt investments. The fair value determination for certain Other Portfolio debt investments consisted of observable inputs in non-active markets and, as such, were categorized as Level 2 as of September 30, 2012 and December 31, 2011. For those Other Portfolio debt investments for which sufficient observable inputs were not available to determine fair value, Main Street categorized such investments as Level 3 as of September 30, 2012 and December 31, 2011.

As of September 30, 2012 and December 31, 2011, Main Street’s Other Portfolio equity investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s Other Portfolio equity investments were categorized as Level 3 as of September 30, 2012 and December 31, 2011.

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

•                  Contractual rights, obligations or restrictions associated with the investment; and

•                  Other factors deemed relevant.

The significant unobservable inputs used in the fair value measurement of Main Street’s LMM equity securities are (i) EBITDA multiples and (ii) the weighted average cost of capital (“WACC”).  Significant increases (decreases) in EBITDA multiple inputs in isolation would result in a significantly higher (lower) fair value measurement.  On the contrary, significant increases (decreases) in WACC inputs in isolation would result in a significantly lower (higher) fair value measurement.  The significant unobservable inputs used in the fair value measurement of Main Street’s LMM debt securities and Other Portfolio debt securities are (i) risk adjusted discount factors used in the yield-to-maturity valuation technique (described in Note B.1. - Valuation of Portfolio Investments) and (ii) adjustment factors to estimate the percentage of expected principal recovery.  Significant increases (decreases) in any of these yield valuation inputs in isolation would result in a significantly lower (higher) fair value measurement.  However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral, and not presented in the table below.

The following table is not intended to be all-inclusive, but, rather, provides a summary of the significant unobservable inputs used to fair value Main Street’s Level 3 portfolio investments as of September 30, 2012:

Type of Investment	Fair Value as of September 30, 2012 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range		Weighted Average

Equity investments	$196,482	Discounted cash flow	Weighted average cost of capital	11.0% - 19.0%		14.9%
		Market comparable / Enterprise Value	EBITDA multiple (1)	4.0x - 7.0x	(2)	5.4x

Debt investments	$323,418	Discounted cash flow	Risk adjusted discount factor	7.0% - 20.5%	(2)	13.9%
			Adjustment factors	0.0% - 100.0%		99.5%
Total Level 3 investments	$519,900

(1) EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment and does not include investments for which an EBITDA multiple was not used as a fair value input.

(2) Range excludes outliers that are greater than one standard deviation from the mean.

The following table provides a summary of changes in fair value of Main Street’s Level 3 portfolio investments for the nine months ended September 30, 2012 (amounts in thousands):

					Net	Net
		Transfers Into	Redemptions/		Changes from	Unrealized
Type of	Fair Value as of	Level 3	Repayments/	New	Unrealized	Appreciation		Fair Value as of
Investment	December 31, 2011	Hierarchy	Exits (1)	Investments (1)	to Realized	(Depreciation)	Other	September 30, 2012
Debt	$260,190	$33,067	$(89,810)	$111,363	$938	$2,410	$5,260	$323,418
Equity	113,920	709	(17,758)	26,144	(453)	35,102	12,902	170,566
Equity warrants	43,269	235	(10,581)	8,450	(6,599)	3,840	(12,900)	25,714
Investment Manager (2)	1,869	—	(1,616)	—	—	(51)	—	202
	$419,248	$34,011	$(119,765)	$145,957	$(6,114)	$41,301	$5,262	$519,900

(1) Includes the impact of non-cash conversions.

(2) Reflects the adjustment to the investment in the Investment Manager in connection with the acquisition of the remaining externally owned MSC II equity interests.

As of September 30, 2012 and December 31, 2011, the fair value determination for the SBIC debentures recorded at fair value primarily consisted of unobservable inputs.  As a result, the SBIC debentures which are recorded at fair value were categorized as Level 3.  Main Street determines the fair value of these instruments primarily using a yield approach that analyzes the discounted cash flows of interest and principal for each SBIC debenture recorded at fair value based on estimated market interest rates for debt instruments of similar structure, terms, and maturity.  Main Street’s estimate of the expected repayment date of principal for each SBIC debenture recorded at fair value is the legal maturity date of the instrument, as Main Street generally does not intend to repay its SBIC debentures prior to maturity.

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

The following table is not intended to be all-inclusive but, rather, provides a summary of the significant unobservable inputs used to fair value Main Street’s Level 3 SBIC debentures at fair value as of September 30, 2012 (amounts in thousands):

	Fair Value as of September 30, 2012 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average

SBIC Debentures	$85,083	Discounted cash flow	Estimated market interest rates	7.9% - 9.2%	8.7%

The following table provides a summary of changes for the Level 3 SBIC Debentures recorded at fair value for the nine months ended September 30, 2012 (amounts in thousands):

				Net
				Unrealized
Type of	Fair Value as of		New SBIC	(Appreciation)	Fair Value as of
Instrument	December 31, 2011	Repayments	Debentures	Depreciation	September 30, 2012
SBIC Debentures at fair value	$76,887	$—	$5,000	$3,196	$85,083

At September 30, 2012 and December 31, 2011, Main Street’s investments and SBIC Debentures at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At September 30, 2012	Fair Value	(Level 1)	(Level 2)	(Level 3)

LMM portfolio investments	$467,600	$—	$—	$467,600
Middle Market portfolio investments	350,646	—	312,787	37,859
Other Portfolio investments	16,144		1,905	14,239
Investment in affiliated Investment Manager	202	—	—	202

Total portfolio investments	834,592	—	314,692	519,900

Marketable securities and idle funds investments	2,038	—	2,038	—

Total investments	$836,630	$—	$316,730	$519,900

SBIC Debentures at fair value	$85,083	$—	$—	$85,083

		Fair Value Measurements
		(in thousands)
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At December 31, 2011	Fair Value	(Level 1)	(Level 2)	(Level 3)

LMM portfolio investments	$415,664	$—	$11,685	$403,979
Middle Market portfolio investments	226,451	—	226,451	—
Other Portfolio investments	14,109		709	13,400
Investment in affiliated Investment Manager	1,869	—	—	1,869

Total portfolio investments	658,093	—	238,845	419,248

Marketable securities and idle funds investments	26,242	—	26,242	—

Total investments	$684,335	$—	$265,087	$419,248

SBIC Debentures at fair value	$76,887	$—	$—	$76,887

For the nine months ended September 30, 2012, there were eight portfolio company investment transfers from the Level 2 to the Level 3 fair value hierarchy, totaling $35.6 million at fair value and $35.8 million at cost as of September 30, 2012.

Portfolio Investment Composition

Main Street’s lower middle market (“LMM”) portfolio investments principally consist of secured debt, equity warrants and direct equity investments in privately held, LMM companies based in the United States.  Main Street’s LMM portfolio companies generally have annual revenues between $10 million and $150 million, and its LMM investments generally range in size from $5 million to $25 million.  The LMM debt investments are typically secured by either a first or second lien on the assets of the portfolio company, primarily bear interest at fixed rates, and generally mature between five and seven years from the original investment date. In most LMM portfolio companies, Main Street usually receives nominally priced equity warrants and/or makes direct equity investments in connection with a debt investment.

Main Street’s middle market (“Middle Market”) portfolio investments primarily consist of direct or secondary purchases of interest-bearing debt securities in companies based in the United States that are generally larger in size than the LMM companies included in Main Street’s LMM portfolio.  Main Street’s Middle Market portfolio companies generally have annual revenues between $150 million and $1.5 billion and its Middle Market investments generally range in size from $3 million to $15 million.  Main Street’s Middle Market portfolio debt investments are generally secured by either a first or second priority lien on the assets of the company and have an expected duration of between three and five years.

Main Street’s other portfolio (“Other Portfolio”) investments primarily consist of investments which are not consistent with the typical profiles for LMM and Middle Market portfolio investments, including investments which may be managed by third parties.  In the Other Portfolio, Main Street may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds.

Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could be highly concentrated among several portfolio companies. For the three and nine month periods ended September 30, 2012 and 2011, Main Street did not record (i) investment income from any LMM portfolio company in excess of 10% of total LMM investment income, (ii) investment income from any Middle Market portfolio company in excess of 10% of total Middle Market investment income or (iii) investment income from any single portfolio company in excess of 10% of total investment income.

As of September 30, 2012, Main Street had debt and equity investments in 57 LMM portfolio companies with an aggregate fair value of $467.6  million, with a total cost basis of approximately $365.9 million, and a weighted average annual effective yield on its LMM debt investments of approximately 14.7%. Approximately 78% of Main Street’s total LMM portfolio investments at cost were in the form of debt investments and 95% of such debt investments at cost were secured by first priority liens on the assets of Main Street’s LMM portfolio companies as of September 30, 2012. At September 30, 2012, Main Street had equity ownership in approximately 88% of its LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 32%.  As of December 31, 2011, Main Street had debt and equity investments in 54 LMM portfolio companies with an aggregate fair value of $415.7 million, with a total cost basis of approximately $349.0 million, and a weighted average annual effective yield on its LMM debt investments of approximately 14.8%.   The weighted average annual yields were computed using the effective interest rates for all debt investments as of September 30, 2012 and December 31, 2011, including amortization of deferred debt origination fees and accretion of original issue discount but excluding liquidation fees payable upon repayment and any debt investments on non-accrual status.

As of September 30, 2012, Main Street had Middle Market portfolio investments in 79 companies collectively totaling approximately $350.7 million in fair value with a total cost basis of approximately $345.9 million. The weighted average revenues for the 79 Middle Market portfolio company investments was approximately $518 million.  Main Street’s Middle Market portfolio investments are primarily in the form of debt investments and 88% of such debt investments at cost were secured by first priority liens on portfolio company assets as of September 30, 2012. The weighted average annual effective yield on Main Street’s Middle Market portfolio debt investments was approximately 8.6% as of September 30, 2012.  As of December 31, 2011, Main Street had Middle Market portfolio investments in 57 companies collectively totaling approximately $226.5 million in fair value with a total cost basis of approximately $228.9 million. The weighted average revenues for the 57 Middle Market portfolio company investments were approximately $473 million.  The weighted average annual effective yield on Main Street’s Middle Market portfolio debt investments was approximately 9.5% as of December 31, 2011.  The weighted average annual yields were computed using the effective interest rates for all debt investments as of September 30, 2012 and December 31, 2011, including amortization of deferred debt origination fees and accretion of original issue discount but excluding liquidation fees payable upon repayment.

As of September 30, 2012, Main Street had Other Portfolio investments in 3 companies collectively totaling approximately $16.1 million in fair value and $15.8 million in cost basis.  As of December 31, 2011, Main Street had Other Portfolio investments in 3 companies collectively totaling approximately $14.1 million in both fair value and cost basis.

For the nine months ended September 30, 2012, there was one portfolio company investment transfer from the Middle Market portfolio investment category to the Other Portfolio investment category totaling $1.9 million at fair value and $1.7 million at cost as of September 30, 2012.

The following table summarizes the composition of Main Street’s LMM investment portfolio, Middle Market investment portfolio, and total combined LMM and Middle Market investment portfolio at cost and fair value by type of investment as a percentage of the total LMM investment portfolio, the total Middle Market investment portfolio, and the total combined LMM and Middle Market investment portfolio as of September 30, 2012 and December 31, 2011 (this information excludes the Other Portfolio investments and the Investment Manager):

	September 30, 2012			December 31, 2011
Cost:	LMM	Middle Market	Total	LMM	Middle Market	Total
First lien debt	73.9%	88.2%	80.8%	69.5%	81.8%	74.4%
Equity	18.3%	0.2%	9.5%	20.5%	0.2%	12.5%
Second lien debt	3.7%	10.1%	6.9%	5.0%	18.0%	10.1%
Equity warrants	4.1%	0.0%	2.1%	5.0%	0.0%	3.0%
Other	0.0%	1.5%	0.7%	0.0%	0.0%	0.0%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	September 30, 2012			December 31, 2011
Fair Value:	LMM	Middle Market	Total	LMM	Middle Market	Total
First lien debt	58.1%	88.1%	71.0%	57.7%	81.7%	66.2%
Equity	32.8%	0.2%	18.8%	29.0%	0.3%	18.8%
Second lien debt	3.0%	10.2%	6.1%	4.4%	18.0%	9.2%
Equity warrants	6.1%	0.0%	3.5%	8.9%	0.0%	5.8%
Other	0.0%	1.5%	0.6%	0.0%	0.0%	0.0%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The following table shows Main Street’s LMM investment portfolio, Middle Market investment portfolio, and total combined LMM and Middle Market investment portfolio composition by geographic region of the United States at cost and fair value as a percentage of the total LMM investment portfolio, the total Middle Market investment portfolio, and the total combined LMM and Middle Market investment portfolio as of September 30, 2012 and December 31, 2011 (this information excludes the Other Portfolio investments and the Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	September 30, 2012			December 31, 2011
Cost:	LMM	Middle Market	Total	LMM	Middle Market	Total
Southwest	39.0%	17.5%	28.5%	47.8%	16.4%	35.4%
West	32.5%	13.2%	23.1%	31.9%	13.7%	24.7%
Midwest	15.1%	28.0%	21.4%	9.0%	21.6%	14.0%
Northeast	5.7%	26.7%	15.9%	3.9%	32.6%	15.2%
Southeast	7.7%	10.3%	9.0%	7.4%	15.7%	10.7%
Other	0.0%	4.3%	2.1%	0.0%	0.0%	0.0%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	September 30, 2012			December 31, 2011
Fair Value:	LMM	Middle Market	Total	LMM	Middle Market	Total
Southwest	44.1%	17.5%	32.7%	52.1%	16.2%	39.3%
West	29.9%	13.2%	22.7%	28.9%	13.8%	23.6%
Midwest	14.5%	28.2%	20.4%	8.7%	21.9%	13.4%
Northeast	5.2%	26.6%	14.3%	3.9%	32.4%	14.0%
Southeast	6.3%	10.2%	8.0%	6.4%	15.7%	9.7%
Other	0.0%	4.3%	1.9%	0.0%	0.0%	0.0%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Main Street’s LMM and Middle Market portfolio investments are in companies conducting business in a variety of industries. The following tables show the composition of Main Street’s LMM portfolio investments, Middle Market portfolio investments, and total combined LMM and Middle Market portfolio investments by industry at cost and fair value as of September 30, 2012 and December 31, 2011 (this information excludes the Other Portfolio investments and the Investment Manager):

	September 30, 2012			December 31, 2011
Cost:	LMM	Middle Market	Total	LMM	Middle Market	Total
Software	7.0%	11.9%	9.4%	2.8%	8.4%	5.0%
Media	8.1%	6.1%	7.2%	8.7%	6.6%	7.9%
Machinery	8.8%	4.7%	6.8%	9.9%	2.1%	6.9%
Specialty Retail	8.5%	4.3%	6.4%	5.3%	5.6%	5.4%
Energy Equipment & Services	10.1%	1.7%	6.1%	9.2%	7.5%	8.5%
Commercial Services & Supplies	11.4%	0.0%	5.9%	15.4%	0.9%	9.7%
Health Care Providers & Services	4.3%	6.1%	5.2%	6.5%	9.1%	7.5%
Food Products	0.0%	8.6%	4.2%	0.0%	3.9%	1.6%
Hotels, Restaurants & Leisure	4.5%	2.6%	3.6%	2.1%	7.2%	4.1%
Chemicals	0.0%	6.7%	3.3%	0.0%	3.8%	1.5%
Construction & Engineering	5.1%	2.7%	3.2%	5.3%	0.0%	5.0%
Electronic Equipment, Instruments & Components	3.8%	1.9%	2.9%	4.6%	0.0%	2.8%
Diversified Consumer Services	5.1%	0.0%	2.6%	2.7%	0.0%	1.6%
Containers & Packaging	0.0%	5.2%	2.5%	0.0%	1.3%	0.5%
Oil, Gas & Consumable Fuels	0.0%	5.2%	2.5%	0.0%	0.0%	0.0%
Building Products	2.6%	1.9%	2.3%	2.6%	0.0%	1.6%
IT Services	0.0%	4.0%	1.9%	0.0%	4.1%	1.6%
Construction Materials	1.2%	1.2%	1.9%	1.1%	4.4%	0.7%
Health Care Equipment & Supplies	1.9%	1.4%	1.6%	2.2%	1.2%	1.8%
Insurance	3.1%	0.0%	1.6%	3.1%	2.6%	2.9%
Food & Staples Retailing	0.0%	3.1%	1.5%	0.0%	6.2%	2.5%
Metals & Mining	0.0%	3.1%	1.5%	0.0%	0.0%	0.0%
Consumer Finance	2.7%	0.0%	1.4%	3.0%	0.9%	2.1%
Internet Software & Services	0.4%	2.2%	1.2%	3.0%	0.0%	1.8%
Professional Services	2.1%	0.0%	1.1%	3.5%	0.0%	2.1%
Paper & Forest Products	2.2%	0.0%	1.1%	2.2%	0.0%	1.3%
Transportation Infrastructure	1.9%	0.0%	1.0%	2.0%	0.0%	1.2%
Pharmaceuticals	0.0%	1.8%	0.8%	0.0%	2.6%	1.0%
Internet & Catalog Retail	0.0%	1.5%	0.7%	0.0%	2.2%	0.9%
Biotechnology	0.0%	1.3%	0.6%	0.0%	2.2%	0.8%
Auto Components	0.0%	1.1%	0.5%	0.0%	2.9%	1.2%
Real Estate Management & Development	0.0%	0.7%	0.4%	0.0%	2.5%	1.0%
Electric Utilities	0.0%	0.6%	0.3%	0.0%	2.0%	0.8%
Thrifts & Mortgage Finance	0.0%	0.5%	0.2%	0.0%	2.0%	0.8%
Other (1)	5.2%	7.9%	6.6%	4.8%	7.8%	5.9%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1) Includes various industries with each industry individually less than 2.0% of the total LMM portfolio, total Middle Market portfolio and combined total LMM and Middle Market portfolio in each period.

	September 30, 2012			December 31, 2011
Fair Value:	LMM	Middle Market	Total	LMM	Middle Market	Total
Software	6.3%	12.0%	8.8%	2.8%	8.4%	4.8%
Machinery	11.8%	4.7%	8.7%	10.7%	2.2%	7.7%
Energy Equipment & Services	13.1%	1.7%	8.2%	11.2%	7.5%	9.8%
Health Care Providers & Services	6.7%	6.1%	6.4%	7.4%	9.0%	7.9%
Media	6.5%	6.1%	6.3%	7.4%	6.5%	7.1%
Commercial Services & Supplies	9.7%	0.0%	5.5%	13.5%	0.9%	9.0%
Specialty Retail	5.7%	4.1%	5.0%	3.8%	5.2%	4.3%
Construction & Engineering	5.7%	2.6%	3.8%	6.0%	0.0%	5.5%
Food Products	0.0%	8.7%	3.7%	0.0%	4.0%	1.4%
Hotels, Restaurants & Leisure	4.1%	2.6%	3.5%	2.5%	7.2%	4.2%
Diversified Consumer Services	6.0%	0.0%	3.4%	3.7%	0.0%	2.4%
Chemicals	0.0%	6.7%	2.9%	0.0%	3.8%	1.3%
Electronic Equipment, Instruments & Components	3.0%	2.1%	2.6%	3.7%	0.0%	2.4%
Containers & Packaging	0.0%	5.2%	2.2%	0.0%	1.3%	0.5%
Oil, Gas & Consumable Fuels	0.0%	5.2%	2.2%	0.0%	0.0%	0.0%
IT Services	0.0%	4.0%	1.7%	0.0%	3.8%	1.4%
Construction Materials	0.8%	1.2%	1.7%	0.8%	4.5%	0.5%
Internet Software & Services	1.1%	2.2%	1.6%	5.8%	0.0%	3.7%
Insurance	2.4%	0.0%	1.4%	2.6%	2.6%	2.6%
Trading Companies & Distributors	2.4%	0.0%	1.4%	2.6%	0.0%	1.7%
Food & Staples Retailing	0.0%	3.1%	1.3%	0.0%	6.3%	2.2%
Metals & Mining	0.0%	3.1%	1.3%	0.0%	0.0%	0.0%
Consumer Finance	2.1%	0.0%	1.2%	2.5%	0.9%	1.9%
Paper & Forest Products	2.0%	0.0%	1.1%	2.2%	0.0%	1.4%
Transportation Infrastructure	1.8%	0.0%	1.1%	2.0%	0.0%	1.3%
Professional Services	1.7%	0.0%	1.0%	2.2%	0.0%	1.4%
Pharmaceuticals	0.0%	1.8%	0.9%	0.0%	2.8%	1.0%
Internet & Catalog Retail	0.0%	1.5%	0.7%	0.0%	2.2%	0.8%
Biotechnology	0.0%	1.3%	0.6%	0.0%	2.1%	0.7%
Auto Components	0.0%	1.0%	0.4%	0.0%	3.0%	1.1%
Real Estate Management & Development	0.0%	0.7%	0.3%	0.0%	2.6%	0.9%
Electric Utilities	0.0%	0.6%	0.3%	0.0%	2.0%	0.7%
Thrifts & Mortgage Finance	0.0%	0.5%	0.2%	0.0%	2.1%	0.7%
Other (1)	7.1%	11.2%	8.6%	6.6%	9.1%	7.7%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1) Includes various industries with each industry individually less than 2.0% of the total LMM portfolio, total Middle Market portfolio and combined total LMM and Middle Market portfolio in each period.

At September 30, 2012 and December 31, 2011, Main Street had no LMM investments that were greater than 10% of its total LMM investment portfolio at fair value, no Middle Market investments that were greater than 10% of its total Middle Market investment portfolio at fair value and no portfolio investments that were greater than 10% of the total investment portfolio at fair value.

NOTE D — WHOLLY OWNED INVESTMENT MANAGER

As part of the Formation Transactions, the Investment Manager became a wholly owned subsidiary of MSCC. However, the Investment Manager is accounted for as a portfolio investment since the Investment Manager is not an investment company and since it conducts a significant portion of its investment management activities for parties outside of MSCC and its consolidated subsidiaries. The Investment Manager receives recurring investment management fees from MSC II pursuant to a separate investment advisory agreement. The payments due under the investment advisory agreement were fixed at $3.3 million per year, paid quarterly, until September 30, 2010. Subsequent to September 30, 2010, under the investment advisory agreement, MSC II is obligated to pay a 2% annualized management fee based upon the MSC II assets under management. Subsequent to the Exchange Offer, the investment in the Investment Manager was reduced to reflect the remaining pro rata portion of the MSC II equity and the related portion of the MSC II management fees that were not acquired in the Exchange Offer.  Upon completion of the Final MSC II Exchange in the first quarter of 2012, the investment in the Investment Manager was further reduced to reflect MSCC’s acquisition of all of the MSC II equity and the related MSC II management fees.  The Investment Manager also receives certain management, consulting and advisory fees for providing these services to third parties (the “External Services”). During May of 2012, MSCC and the Investment Manager executed an investment sub-advisory agreement to provide certain investment advisory services to HMS Adviser, LP, which is the investment advisor to HMS Income Fund, Inc. (“HMS Income”). HMS Income is a newly-formed BDC whose registration statement on Form N-2 was declared effective by the Securities and Exchange Commission (the “SEC”) on June 4, 2012.

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

Pursuant to the support services agreement with MSCC, the Investment Manager is reimbursed each quarter by MSCC for its cash operating expenses, less fees that the Investment Manager receives from MSC II and third parties, associated with providing investment management and other services to MSCC, certain of its subsidiaries and third parties. Subsequent to the consolidation of MSC II in connection with the Exchange Offer, the management fees paid by MSC II to the Investment Manager are now included in “Expenses reimbursed to affiliated Investment Manager” on the statements of operations along with any additional net costs reimbursed by MSCC to the Investment Manager pursuant to the support services agreement. The expenses reimbursed by MSCC and management fees paid by MSC II to the Investment Manager totaled $2.2  million and $2.0 million, respectively, for the three months ended September 30, 2012 and 2011 and $7.6 million and $6.3 million, respectively, for the nine months ended September 30, 2012 and 2011.

In its separate stand-alone financial statements as summarized below, as part of the Formation Transactions the Investment Manager recognized an $18 million intangible asset related to the investment advisory agreement with MSC II consistent with Staff Accounting Bulletin No. 54, Application of “Pushdown” Basis of Accounting in Financial Statements of Subsidiaries Acquired by Purchase (“SAB 54”). Under SAB 54, push-down accounting is required in “purchase transactions that result in an entity becoming substantially wholly owned.” In this case, MSCC acquired 100% of the equity interests in the Investment Manager in the Formation Transactions. Because the $18 million value attributed to MSCC’s investment in the Investment Manager was derived from the long-

term, recurring management fees under the investment advisory agreement with MSC II, the same methodology used to determine the $18 million valuation of the Investment Manager in connection with the Formation Transactions was utilized to establish the push-down accounting basis for the intangible asset. The intangible asset is being amortized over the estimated economic life of the investment advisory agreement with MSC II. The Investment Manager recognized amortization expense associated with the intangible asset of $0.3 million for each of the three months ended September 30, 2012 and 2011 and $1.0 million and $0.9 million for the nine months ended September 30, 2012 and 2011, respectively. Amortization expense is not included in the expenses reimbursed by MSCC to the Investment Manager based upon the support services agreement since it is non-cash and non-operating in nature.

Summarized financial information from the separate financial statements of the Investment Manager is as follows:

	As of September 30,	As of December 31,
	2012	2011
	(in thousands)
	(Unaudited)

Cash	$142	$99
Accounts receivable	152	28
Accounts receivable - MSCC	3,342	4,831
Intangible asset (net of accumulated amortization of $5,349 and $4,392 as of September 30, 2012 and December 31, 2011, respectively)	12,652	13,608
Deposits and other	159	145
Total assets	$16,447	$18,711

Accounts payable and accrued liabilities	$3,940	$5,248
Equity	12,507	13,463
Total liabilities and equity	$16,447	$18,711

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
	(Unaudited)		(Unaudited)

Management fee income from Main Street Capital II	$707	$652	$1,867	$1,805
Other management advisory fees	145	298	247	473
Total income	852	950	2,114	2,278

Salaries, benefits and other personnel costs	(1,917)	(1,955)	(6,564)	(5,832)
Occupancy expense	(89)	(85)	(254)	(248)
Professional expenses	(67)	(39)	(99)	(128)
Amortization expense - intangible asset	(325)	(299)	(956)	(877)
Other expenses	(287)	(174)	(904)	(557)
Expense reimbursement from MSCC	1,508	1,303	5,707	4,487
Total net expenses	(1,177)	(1,249)	(3,070)	(3,155)
Net Loss	$(325)	$(299)	$(956)	$(877)

NOTE E — SBIC DEBENTURES

SBIC debentures payable at September 30, 2012 and December 31, 2011 were $209 million and $220 million, respectively.  SBIC debentures provide for interest to be paid semi-annually, with principal due at the applicable 10-year maturity date of each debenture. The weighted average annual interest rate on the SBIC debentures as of September 30, 2012 and December 31, 2011 was 5.0% and 5.1%, respectively. The first principal maturity due under the existing SBIC debentures is in 2014, and the remaining weighted average duration as of September 30, 2012 is approximately 6.3 years.  Main Street recognized interest expense attributable to the SBIC debentures of $2.9 million and $2.8 million, respectively, in the three months ended September 30, 2012 and 2011 and $8.7 million and $8.1 million, respectively, in the nine months ended September 30, 2012 and 2011.  In accordance with SBA regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA. The Funds are subject to annual compliance examinations by the SBA. There have been no historical findings resulting from these examinations.

As of September 30, 2012, the recorded value of the SBIC debentures was $194.1 million which consisted of (i) $85.1 million recorded at fair value, or $14.9 million less than the $100 million face value of the SBIC debentures held in MSC II, and (ii) $109 million reported at face value and held in MSMF.  As of September 30, 2012, if Main Street had adopted the fair value option under ASC 825 for all of its SBIC debentures, Main Street estimates the fair value of its SBIC debentures would be approximately $179.2 million, or $29.8 million less than the $209 million face value of the SBIC debentures.

NOTE F — CREDIT FACILITY

In May 2012, Main Street amended its credit facility (the “Credit Facility”) to expand the commitments from $235.0 million to $277.5 million to provide additional liquidity in support of future investment and operational activities.  The $42.5 million increase in total commitments included commitment increases by three lenders currently participating in the Credit Facility under the accordion feature of the Credit Facility.  In July 2012, Main Street expanded its commitments under its three-year credit facility from $277.5 million to $287.5 million. The $10.0 million increase in total commitments was the result of the addition of one new lender relationship which further diversified the Main Street lending group to a total of nine participants. The amended Credit Facility contained an upsized accordion feature that allows for a further increase in total commitments under the facility up to $350 million of total commitments from new and existing lenders on the same terms and conditions as the existing commitments.  Borrowings under the Credit Facility bear interest, subject to Main Street’s election, on a per annum basis equal to (i) the applicable LIBOR average rate plus 2.50% or (ii) the applicable base rate plus 1.50%. Main Street pays unused commitment fees of 0.375% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the assets of the Funds. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining an interest coverage ratio of at least 2.0 to 1.0, (ii) maintaining an asset coverage ratio of at least 2.5 to 1.0, and (iii) maintaining a minimum tangible net worth. The Credit Facility matured in September 2014. The Credit Facility contained two, one year extensions which could extend the maturity to September 2016. Subsequent to September 30, 2012, Main Street amended the Credit Facility to, among other things, extend its maturity and increase the accordion feature.  See further discussion of this amendment to the Credit Facility at Note O — Subsequent Events.  At September 30, 2012, Main Street had $103 million in borrowings outstanding under the Credit Facility. Main Street recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs, of $1.0 million and $0.9 million, respectively, for the three months ended September 30, 2012 and 2011 and $3.3 million and $1.8 million, respectively, for the nine months ended September 30, 2012 and 2011. As of September 30, 2012, the interest rate on the Credit Facility was 2.7%, and Main Street was in compliance with all financial covenants of the Credit Facility.

NOTE G — FINANCIAL HIGHLIGHTS

	Nine Months Ended September 30,
	2012	2011
Per Share Data:
Net asset value at beginning of period	$15.19	$13.06

Net investment income (1) (3)	1.44	1.23
Net realized gain (loss) from investments (1) (2) (3)	0.19	0.07
Net change in unrealized appreciation (1) (2) (3)	1.41	0.79
Income tax provision (1) (2) (3)	(0.25)	(0.15)
Net increase in net assets resulting from operations (1)	2.79	1.94
Dividends paid to stockholders	(1.26)	(1.16)
Impact of the net change in monthly dividends declared prior to the end of the period	—	(0.14)
Accretive effect of public stock offerings (issuing shares above NAV per share)	0.64	0.62
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.06	0.06
Other (4)	0.07	0.11
Net asset value at September 30, 2012 and 2011	$17.49	$14.49

Market value at September 30 2012 and 2011	$29.51	$17.76
Shares outstanding at September 30 2012 and 2011	31,619,333	23,219,348

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

	Nine Months Ended September 30,
	2012	2011
	(in thousands, except percentages)

Net asset value at end of period	$553,154	$336,540
Average net asset value	$479,451	$307,805
Average outstanding debt	$334,600	$273,000
Ratio of total expenses, including income tax expense, to average net asset value (1) (2) (5)	6.27%	7.07%
Ratio of operating expenses to average net asset value (1) (5)	4.81%	6.03%
Ratio of operating expenses, excluding interest expense, to average net asset value (1) (5)	2.33%	2.96%
Ratio of net investment income to average net asset value (1) (5)	8.58%	8.70%
Portfolio turnover ratio (5)	36.94%	18.93%
Total investment return (4) (5)	46.24%	3.87%
Total return based on change in net asset value (3) (5)	19.70%	17.26%

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

(5)              Not annualized.

NOTE H — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

Main Street paid monthly dividends of $0.135 per share for each month of January 2012 through March 2012,  monthly dividends of $0.140 per share for each month of April 2012 through June 2012 and monthly dividends of $0.145 per share for each month of July 2012 through September 2012, with such dividends totaling $13.1 million, or $0.435 per share for the three months ended September 30, 2012, and $35.4 million, or $1.260 per share, for the nine months ended September 30, 2012.  During September 2012, Main Street declared and accrued a $0.150 per share monthly dividend that was paid in October 2012.  For the three and nine months ended September 30, 2011, Main Street paid total monthly dividends of approximately $9.0 million, or $0.390 per share, and $25.1 million, or $1.155 per share, respectively, for each period.

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

The Taxable Subsidiaries hold certain portfolio investments for Main Street. The Taxable Subsidiaries are consolidated with Main Street for financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in Main Street’s consolidated financial statements. The principal purpose of the Taxable Subsidiaries is to permit Main Street to hold equity investments in portfolio companies which are “pass through” entities for tax purposes in order to comply with the “source income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with Main Street for income tax purposes and may generate income tax expense or income tax benefit as a result of their ownership of various portfolio investments. This income tax expense or benefit, if any, is reflected in Main Street’s Consolidated Statement of Operations. For the three months ended September 30, 2012 and 2011, Main Street recognized an income tax provision of $4.2 million and $0.1 million, respectively, consisting primarily of deferred tax expense related to net unrealized appreciation on certain portfolio investments held by the Taxable Subsidiaries.  For the nine months ended September 30, 2012 and 2011, Main Street recognized an income tax provision of $7.0 million and $3.3 million, respectively, consisting of deferred tax expense of $6.0 million and $3.0 million, respectively, related to net unrealized appreciation on certain portfolio investments held by the Taxable Subsidiaries and $1.0 million and $0.3 million, respectively, for excise, state and other taxes.

Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,
	2012	2011
	(amounts in thousands)
	(estimated)
Net increase in net assets resulting from operations	$79,958	$42,543
Share-based compensation expense	1,860	1,466
Net realized income allocated to noncontrolling interest	(65)	(608)
Net change in unrealized appreciation on investments	(40,467)	(16,778)
Income tax provision	7,041	3,302
Pre-tax book (income) loss not consolidated for tax purposes	9,927	(421)
Book income and tax income differences, including debt origination, structuring fees, dividends, and realized gains	1,983	3,547
Estimated taxable income	60,237	33,051
Taxable income earned in prior year and carried forward for distribution in current year	6,535	586
Ordinary taxable income earned in current period and carried forward for distribution	(35,028)	(8,564)
Dividend accrued as of September 30 and paid in October	4,743	3,135
Total distributions accrued or paid to common stockholders	$36,487	$28,208

The net deferred tax liability at September 30, 2012 and December 31, 2011 was $9.4 million and $3.8 million, respectively, and primarily related to timing differences from net unrealized appreciation of portfolio investments held by the Taxable Subsidiaries, partially offset by net loss carryforwards primarily resulting from historical realized losses on portfolio investments held by the Taxable Subsidiaries and basis differences of portfolio investments held by the Taxable Subsidiaries which are “pass through” entities for tax purposes.

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

For the nine months ended September 30, 2012, $7.7 million of the total $36.5 million in dividends paid to stockholders represented DRIP participation. During this period, Main Street satisfied the DRIP participation requirements with the issuance of 264,331 newly issued shares and with the purchase of 52,404 shares of common stock in the open market. For the nine months ended September 30, 2011, $7.8 million of the total $25.1 million in dividends paid to stockholders represented DRIP participation. During this period, Main Street satisfied the DRIP participation requirements with the issuance of 303,659 newly issued shares and with the purchase of 117,585 shares of common stock in the open market. The shares disclosed above relate only to Main Street’s DRIP and exclude any activity related to broker-managed dividend reinvestment plans.

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

Main Street’s Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2008 Equity Incentive Plan. These shares vest over a four-year period from the grant date. The fair value is expensed over the four-year service period starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street’s Board of Directors and the remaining shares of restricted stock available for issuance as of September 30, 2012.

Restricted stock authorized under the plan	2,000,000
Less restricted stock granted on:
July 1, 2008	(245,645)
July 1, 2009	(99,312)
July 1, 2010	(149,357)
June 20, 2011	(117,728)
June 20, 2012	(133,973)

Restricted stock available for issuance as of September 30, 2012	1,253,985

The following table summarizes the restricted stock issued to Main Street’s independent directors pursuant to the Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan. These shares vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over a one-year service period starting on the grant date.

Restricted stock authorized under the plan	200,000
Less restricted stock granted on:
July 1, 2008	(20,000)
July 1, 2009	(8,512)
July 1, 2010	(7,920)
June 20, 2011	(6,584)
August 3, 2011	(1,658)
June 20, 2012	(5,060)

Restricted stock available for issuance as of September 30, 2012	150,266

Main Street recognized total share-based compensation expense of $0.7 million and $0.6 million, respectively, for the three months ended September 30, 2012 and 2011 and $1.9 million and $1.5 million, respectively, for the nine months ended September 30, 2012 and 2011 related to the restricted stock issued to Main Street employees and independent directors.

As of September 30, 2012, there was $5.7 million of total unrecognized compensation expense related to Main Street’s non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 3.0 years as of September 30, 2012.

NOTE L — COMMITMENTS

At September 30, 2012, Main Street had a total of $44.3 million in outstanding commitments comprised of (i) five commitments to fund revolving loans that had not been fully drawn and (ii) two capital commitments that had not been fully called.

NOTE M — SUPPLEMENTAL CASH FLOW DISCLOSURES

Listed below are the supplemental cash flow disclosures for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)

Interest paid	$13,953	$11,675
Taxes paid	$561	$166
Non-cash financing activities:
Shares issued pursuant to the DRIP	$6,471	$5,722

NOTE N — RELATED PARTY TRANSACTIONS

As discussed further in Note D, subsequent to the completion of the Formation Transactions, the Investment Manager is a wholly owned portfolio company of MSCC. At September 30, 2012 and December 31, 2011, the Investment Manager had a receivable of $3.3 million and $4.8 million respectively due from MSCC related to operating expenses incurred by the Investment Manager required to support Main Street’s business.

NOTE O — SUBSEQUENT EVENTS

During October 2012, Main Street sold the majority of its LMM equity investment in Laurus Healthcare, LP (“Laurus”) to a leading private equity investment firm which has made numerous growth investments within the healthcare sector. Main Street realized a gain of approximately $9.9 million on the sale. Laurus is a leader in developing and managing outpatient healthcare facilities, in partnership with physicians and hospitals, which are focused on the identification and treatment of cardiovascular disease. Main Street’s cumulative secured debt investment in Laurus was fully refinanced during the second quarter of 2012. While Main Street sold the majority of its equity interest in Laurus, Main Street also retained a portion of its equity investment in Laurus through an equity ownership position in a new entity owned by the Laurus management team and the private equity investment firm.

During November 2012, Main Street declared a special dividend of $0.35 per share for January 2013 and regular monthly dividends of $0.15 per share for each of January, February and March 2013.  These regular monthly dividends equal a total of $0.45 per share for the first quarter of 2013. The first quarter 2013 regular monthly dividends represent an 11.1% increase from the dividends declared for the first quarter of 2012.  Including the special dividend and the regular monthly dividends declared for the first quarter of 2013, Main Street will have paid $8.83 per share in cumulative dividends since its October 2007 initial public offering.

During November 2012, Main Street amended the Credit Facility to extend the final maturity to five years, through September 2017.  The amended Credit Facility contains an upsized accordion feature which allows Main Street to increase the total commitments under the facility up to $400 million from new or existing lenders on the same terms and conditions as the existing commitments.  The Credit Facility includes an initial revolving period through September 2015 followed by a two-year term out period with a final maturity in September 2017, and contains two, one-year extension options which could extend both the revolving period and the final maturity by up to two years.

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

OVERVIEW

We are a principal investment firm primarily focused on providing customized debt and equity financing to lower middle market (“LMM”) companies and debt capital to middle market (“Middle Market”) companies.  Our portfolio investments are typically made to support management buyouts, recapitalizations, growth financings, refinancings and acquisitions of companies that operate in diverse industry sectors.  We seek to partner with entrepreneurs, business owners and management teams and generally provide “one stop” financing alternatives within our LMM portfolio.  We invest primarily in secured debt investments, equity investments, warrants and other securities of LMM companies based in the United States and in secured debt investments of Middle Market companies generally headquartered in the United States.  Our principal investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and capital appreciation from our equity and equity related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. Our LMM companies generally have annual revenues between $10 million and $150 million, and our LMM portfolio investments generally range in size from $5 million to $25 million.  Our Middle Market investments are made in businesses that are generally larger in size than our LMM portfolio companies, with annual revenues typically between $150 million and $1.5 billion, and our Middle Market investments generally range in size from $3 million to $15 million.  Our other portfolio (“Other Portfolio”) investments primarily consist of investments which are not consistent with the typical profiles for LMM and Middle Market portfolio investments, including investments which may be managed by third parties.  In our Other Portfolio, we may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds.

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

As of September 30, 2012, we had debt and equity investments in 57 LMM portfolio companies with an aggregate fair value of $467.6  million, with a total cost basis of approximately $365.9 million, and a weighted average annual effective yield on our LMM debt investments of approximately 14.7%. Approximately 78% of our total LMM portfolio investments at cost were in the form of debt investments and 95% of such debt investments at cost were secured by first priority liens on the assets of our LMM portfolio companies as of September 30, 2012. At September 30, 2012, we had equity ownership in approximately 88% of our LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 32%. As of December 31, 2011, we had debt and equity investments in 54 LMM portfolio companies with an aggregate fair value of $415.7 million with a total cost basis of approximately $349.0 million and a weighted average annual effective yield on our LMM debt investments of approximately 14.8%.   The weighted average annual yields were computed using the effective interest rates for all debt investments as of September 30, 2012 and December 31, 2011, including amortization of deferred debt origination fees and accretion of original issue discount but excluding liquidation fees payable upon repayment and any debt investments on non-accrual status.

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

As of September 30, 2012, we had Middle Market portfolio investments in 79 companies collectively totaling approximately $350.7 million in fair value with a total cost basis of approximately $345.9  million. The weighted average revenues for the 79 Middle Market portfolio company investments was approximately $518 million.  Our Middle Market portfolio investments are primarily in the form of debt investments and 88% of such debt investments at cost were secured by first priority liens on portfolio company assets as of September 30, 2012. The weighted average annual effective yield on our Middle Market portfolio debt investments was approximately 8.6% as of September 30, 2012.  As of December 31, 2011, we had Middle Market portfolio investments in 57 companies collectively totaling approximately $226.5 million in fair value with a total cost basis of approximately $228.9 million. The weighted average revenues for the 57 Middle Market portfolio company investments were approximately $473 million.  The weighted average annual effective yield on our Middle Market portfolio debt investments was approximately 9.5% as of December 31, 2011.    The weighted average annual yields were computed using the effective interest rates for all debt investments as of September 30, 2012 and December 31, 2011, including amortization of deferred debt origination fees and accretion of original issue discount but excluding liquidation fees payable upon repayment.

As of September 30, 2012, we had Other Portfolio investments in 3 companies collectively totaling approximately $16.1 million in fair value and $15.8 million in cost basis.  As of December 31, 2011, we had Other Portfolio investments in 3 companies collectively totaling approximately $14.1 million in both fair value and cost basis.

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

MSCC and its consolidated subsidiaries are internally managed by the Investment Manager, a wholly owned subsidiary of MSCC, which employs all of the executive officers and other employees of Main Street.  Because the Investment Manager is wholly owned by MSCC, MSCC does not pay any external investment advisory fees, but instead incurs the operating costs associated with employing investment and portfolio management professionals through the Investment Manager.  We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly-traded and privately-held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio.  For the three and nine months ended September 30, 2012, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.6% and 1.9% respectively, on an annualized basis, compared to 1.9% and 2.2% respectively, on an annualized basis for the three and nine months ended September 30, 2011 and 2.2% for the year ended December 31, 2011.

In addition, during May of 2012, we and the Investment Manager executed an investment sub-advisory agreement with HMS Adviser, LP, which is the investment advisor to HMS Income Fund, Inc., a newly-formed BDC whose registration statement on Form N-2 was declared effective by the SEC on June 4, 2012, to provide certain investment advisory services to HMS Adviser, LP.  We are initially providing such investment advisory services to HMS Adviser, LP, but ultimately intend that the Investment Manager provide such services because the fees we receive from such arrangement have negative consequences on our ability to meet the source-of-income requirement necessary for us to maintain our RIC tax treatment. We will need to obtain certain relief from the SEC before the Investment Manager is permitted to provide these services to HMS Adviser, LP, which we are seeking, but there can be no assurance that we will obtain such relief.

For the nine months ended September 30, 2012, we paid dividends on a monthly basis totaling $1.260 per share, or $35.4  million.  In July 2012, we declared monthly dividends of $0.15 per share for each of October, November and December 2012.  These monthly dividends equal a total of $0.45 per share for the fourth quarter of 2012. The fourth quarter 2012 dividends represent an 11.1% increase from the dividends declared for the fourth quarter of 2011 and a 3.4% increase compared to the third quarter of 2012.  During November 2012, we declared a special dividend of $0.35 per share for January 2013 and regular monthly dividends of $0.15 per share for each of January, February and March 2013.  These regular monthly dividends equal a total of $0.45 per share for the first quarter of 2013. The first quarter 2013 regular monthly dividends represent an 11.1% increase from the dividends declared for the first quarter of 2012.  During 2011, we paid monthly dividends of $1.56 per share for the entire year.  Including the dividends declared for the third and fourth quarters, we will pay a total of $1.71 per share during 2012.  Including the special dividend and the regular monthly dividends declared through the first quarter of 2013, we will have paid $8.83 per share in cumulative dividends since our October 2007 initial public offering.

At September 30, 2012, we had $19.6 million in cash and cash equivalents and $2.0 million in “Marketable securities and idle funds investments”.

In May 2012, we expanded the Credit Facility from $235.0 million to $277.5 million to provide additional liquidity in support of future investment and operational activities.  The $42.5 million increase in total commitments included commitment increases by three lenders currently participating in the Credit Facility.  The Credit Facility contained an upsized accordion feature that allowed for a further increase in total commitments under the facility up to $350.0 million of total commitments from new and existing lenders on the same terms and conditions as the existing commitments.  In July 2012, we expanded the Credit Facility from $277.5 million to $287.5 million.  The $10.0 million increase in total commitments included the addition of one new lender relationship which further diversifies our lending group to a total of nine participants.  At September 30, 2012, Main Street had $103 million in borrowings outstanding under the Credit Facility.  Subsequent to September 30, 2012, Main Street amended the Credit Facility to, among other things, extend its maturity and increase the accordion feature.  See further discussion of this amendment to the Credit Facility below in Management’s Discussion and Analysis - Recent Developments.

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

CRITICAL ACCOUNTING POLICIES

Basis of Presentation

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).  For the three and nine months ended September 30, 2012 and 2011, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries, which include the Funds and the Taxable Subsidiaries.  Portfolio investments, as used herein, refers to all of our portfolio investments in LMM companies, Middle Market portfolio investments, Other Portfolio investments and our investment in the Investment Manager but excludes all of our “Marketable securities and idle funds investments.”  Marketable securities and idle funds investments are classified as financial instruments and are reported separately on our Consolidated Balance Sheets and Consolidated Schedule of Investments due to the nature of such investments.  Our results of operations for the three and nine months ended September 30, 2012 and 2011, cash flows for the nine months ended September 30, 2012 and 2011 and financial position as of September 30, 2012 and December 31, 2011, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current financial statement presentation, including certain investments previously classified as Marketable securities and idle funds investments that are now considered a part of the Middle Market portfolio and are now classified as “Non-Control/Non-Affiliate investments.”

The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2011. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

Portfolio Investment Valuation

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our portfolio investments and the related amounts of unrealized appreciation and depreciation. As of September 30, 2012 and December 31, 2011, approximately 96% and 89%, respectively, of our total assets represented investments in portfolio companies valued at fair value (including our investment in the Investment Manager). We are required to report our investments at fair value. We follow the provisions of the Accounting Standards Codification (“Codification” or “ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

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

For valuation purposes, “control” LMM portfolio investments are composed of debt and equity securities for which we have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors. Market quotations are generally not readily available for our control LMM portfolio investments.  For control LMM portfolio investments, we determine the fair value using a combination of market and income approaches. Under the market approach, we will typically use the enterprise value methodology to determine the fair value of these investments. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, we analyze various factors, including the portfolio company’s historical and projected financial results. We allocate the enterprise value to investments in order of the legal priority of the various components of the portfolio company’s capital structure. We will also use the income approach to determine the fair value of these securities, based on projections of the discounted future free cash flows that the portfolio company or the debt security will likely generate. The valuation approaches for our control LMM portfolio investments estimate the value of the investment if we were to sell, or exit, the investment. In addition, these valuation approaches consider the value associated with our ability to control the capital structure of the portfolio company, as well as the timing of a potential exit.

For valuation purposes, “non-control” LMM portfolio investments are composed of debt and equity securities for which we do not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors. Market quotations are generally not readily available for non-control LMM portfolio investments. For our non-control LMM investments, we use a combination of the market and income approaches to value our equity investments and the income approach to value our debt investments. For non-control LMM debt investments, we determine the fair value primarily using a yield approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Our estimate of the expected repayment date of a LMM debt security is generally the legal maturity date of the instrument, as we generally intend to hold our loans to maturity. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. We will use the value determined by the yield analysis as the fair value for that security; however, because of our general intent to hold our loans to maturity, the fair value will not exceed the face amount of the LMM debt security. A change in the assumptions that we use to estimate the fair value of our LMM debt securities using the yield analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or if a LMM debt security is in workout status, we may consider other factors in determining the fair value of the LMM debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis.

Our Middle Market portfolio investments primarily consist of direct or secondary purchases of interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in our investment portfolio. For valuation purposes, all of our Middle Market portfolio investments are non-control investments and are primarily composed of debt securities for which we do not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors. We primarily use observable inputs to determine the fair value of these investments through obtaining third party quotes or independent pricing.  For Middle Market portfolio investments for which sufficient observable inputs are not available to determine fair value, we generally use an approach similar to the income approach using a yield-to-maturity model used to value our LMM portfolio debt investments.

For valuation purposes, all of our Other Portfolio investments are non-control investments and are composed of securities for which we generally do not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors.  Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. We value our Other Portfolio equity investments based on the fair value of the portfolio company as determined by independent third parties and based on our proportional ownership in the portfolio company, as well as the financial position and assessed risk of each of these portfolio investments.  For Other Portfolio debt investments with observable inputs, we determine the fair value of these investments through obtaining third party quotes or other independent pricing. To the extent observable inputs are not available for our Other Portfolio debt instruments, we value these Other Portfolio debt investments through an approach similar to the income approach using a yield-to-maturity model used to value our non-control LMM portfolio debt investments.

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

The following table summarizes the composition of our LMM investment portfolio, Middle Market investment portfolio, and total combined LMM and Middle Market investment portfolio at cost and fair value by type of investment as a percentage of the total LMM investment portfolio, the total Middle Market investment portfolio, and the total combined LMM and Middle Market investment portfolio as of September 30, 2012 and December 31, 2011 (this information excludes the Other Portfolio investments and the Investment Manager):

	September 30, 2012			December 31, 2011
Cost:	LMM	Middle Market	Total	LMM	Middle Market	Total
First lien debt	73.9%	88.2%	80.8%	69.5%	81.8%	74.4%
Equity	18.3%	0.2%	9.5%	20.5%	0.2%	12.5%
Second lien debt	3.7%	10.1%	6.9%	5.0%	18.0%	10.1%
Equity warrants	4.1%	0.0%	2.1%	5.0%	0.0%	3.0%
Other	0.0%	1.5%	0.7%	0.0%	0.0%	0.0%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	September 30, 2012			December 31, 2011
Fair Value:	LMM	Middle Market	Total	LMM	Middle Market	Total
First lien debt	58.1%	88.1%	71.0%	57.7%	81.7%	66.2%
Equity	32.8%	0.2%	18.8%	29.0%	0.3%	18.8%
Second lien debt	3.0%	10.2%	6.1%	4.4%	18.0%	9.2%
Equity warrants	6.1%	0.0%	3.5%	8.9%	0.0%	5.8%
Other	0.0%	1.5%	0.6%	0.0%	0.0%	0.0%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The following table shows the LMM investment portfolio, Middle Market investment portfolio, and total combined LMM and Middle Market investment portfolio composition by geographic region of the United States at cost and fair value as a percentage of total LMM investment portfolio, total Middle Market investment portfolio, and total combined LMM and Middle Market investment portfolio as of September 30, 2012 and December 31, 2011 (this information excludes the Other Portfolio investments and the Investment Manager).  The geographic composition is determined by the location of the corporate headquarters of the portfolio company:

	September 30, 2012			December 31, 2011
Cost:	LMM	Middle Market	Total	LMM	Middle Market	Total
Southwest	39.0%	17.5%	28.5%	47.8%	16.4%	35.4%
West	32.5%	13.2%	23.1%	31.9%	13.7%	24.7%
Midwest	15.1%	28.0%	21.4%	9.0%	21.6%	14.0%
Northeast	5.7%	26.7%	15.9%	3.9%	32.6%	15.2%
Southeast	7.7%	10.3%	9.0%	7.4%	15.7%	10.7%
Other	0.0%	4.3%	2.1%	0.0%	0.0%	0.0%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	September 30, 2012			December 31, 2011
Fair Value:	LMM	Middle Market	Total	LMM	Middle Market	Total
Southwest	44.1%	17.5%	32.7%	52.1%	16.2%	39.3%
West	29.9%	13.2%	22.7%	28.9%	13.8%	23.6%
Midwest	14.5%	28.2%	20.4%	8.7%	21.9%	13.4%
Northeast	5.2%	26.6%	14.3%	3.9%	32.4%	14.0%
Southeast	6.3%	10.2%	8.0%	6.4%	15.7%	9.7%
Other	0.0%	4.3%	1.9%	0.0%	0.0%	0.0%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our LMM and Middle Market portfolio investments are in companies conducting business in a variety of industries. The following tables show the composition of our LMM portfolio investments, Middle Market portfolio investments, and total combined LMM and Middle Market portfolio investments by industry at cost and fair value as of September 30, 2012 and December 31, 2011 (this information excludes the Other Portfolio investments and the Investment Manager):

	September 30, 2012			December 31, 2011
Cost:	LMM	Middle Market	Total	LMM	Middle Market	Total
Software	7.0%	11.9%	9.4%	2.8%	8.4%	5.0%
Media	8.1%	6.1%	7.2%	8.7%	6.6%	7.9%
Machinery	8.8%	4.7%	6.8%	9.9%	2.1%	6.9%
Specialty Retail	8.5%	4.3%	6.4%	5.3%	5.6%	5.4%
Energy Equipment & Services	10.1%	1.7%	6.1%	9.2%	7.5%	8.5%
Commercial Services & Supplies	11.4%	0.0%	5.9%	15.4%	0.9%	9.7%
Health Care Providers & Services	4.3%	6.1%	5.2%	6.5%	9.1%	7.5%
Food Products	0.0%	8.6%	4.2%	0.0%	3.9%	1.6%
Hotels, Restaurants & Leisure	4.5%	2.6%	3.6%	2.1%	7.2%	4.1%
Chemicals	0.0%	6.7%	3.3%	0.0%	3.8%	1.5%
Construction & Engineering	5.1%	2.7%	3.2%	5.3%	0.0%	5.0%
Electronic Equipment, Instruments & Components	3.8%	1.9%	2.9%	4.6%	0.0%	2.8%
Diversified Consumer Services	5.1%	0.0%	2.6%	2.7%	0.0%	1.6%
Containers & Packaging	0.0%	5.2%	2.5%	0.0%	1.3%	0.5%
Oil, Gas & Consumable Fuels	0.0%	5.2%	2.5%	0.0%	0.0%	0.0%
Building Products	2.6%	1.9%	2.3%	2.6%	0.0%	1.6%
IT Services	0.0%	4.0%	1.9%	0.0%	4.1%	1.6%
Construction Materials	1.2%	1.2%	1.9%	1.1%	4.4%	0.7%
Health Care Equipment & Supplies	1.9%	1.4%	1.6%	2.2%	1.2%	1.8%
Insurance	3.1%	0.0%	1.6%	3.1%	2.6%	2.9%
Food & Staples Retailing	0.0%	3.1%	1.5%	0.0%	6.2%	2.5%
Metals & Mining	0.0%	3.1%	1.5%	0.0%	0.0%	0.0%
Consumer Finance	2.7%	0.0%	1.4%	3.0%	0.9%	2.1%
Internet Software & Services	0.4%	2.2%	1.2%	3.0%	0.0%	1.8%
Professional Services	2.1%	0.0%	1.1%	3.5%	0.0%	2.1%
Paper & Forest Products	2.2%	0.0%	1.1%	2.2%	0.0%	1.3%
Transportation Infrastructure	1.9%	0.0%	1.0%	2.0%	0.0%	1.2%
Pharmaceuticals	0.0%	1.8%	0.8%	0.0%	2.6%	1.0%
Internet & Catalog Retail	0.0%	1.5%	0.7%	0.0%	2.2%	0.9%
Biotechnology	0.0%	1.3%	0.6%	0.0%	2.2%	0.8%
Auto Components	0.0%	1.1%	0.5%	0.0%	2.9%	1.2%
Real Estate Management & Development	0.0%	0.7%	0.4%	0.0%	2.5%	1.0%
Electric Utilities	0.0%	0.6%	0.3%	0.0%	2.0%	0.8%
Thrifts & Mortgage Finance	0.0%	0.5%	0.2%	0.0%	2.0%	0.8%
Other (1)	5.2%	7.9%	6.6%	4.8%	7.8%	5.9%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1)         Includes various industries with each industry individually less than 2.0% of the total LMM portfolio, total Middle Market portfolio and combined total LMM and Middle Market portfolio in each period.

	September 30, 2012			December 31, 2011
Fair Value:	LMM	Middle Market	Total	LMM	Middle Market	Total
Software	6.3%	12.0%	8.8%	2.8%	8.4%	4.8%
Machinery	11.8%	4.7%	8.7%	10.7%	2.2%	7.7%
Energy Equipment & Services	13.1%	1.7%	8.2%	11.2%	7.5%	9.8%
Health Care Providers & Services	6.7%	6.1%	6.4%	7.4%	9.0%	7.9%
Media	6.5%	6.1%	6.3%	7.4%	6.5%	7.1%
Commercial Services & Supplies	9.7%	0.0%	5.5%	13.5%	0.9%	9.0%
Specialty Retail	5.7%	4.1%	5.0%	3.8%	5.2%	4.3%
Construction & Engineering	5.7%	2.6%	3.8%	6.0%	0.0%	5.5%
Food Products	0.0%	8.7%	3.7%	0.0%	4.0%	1.4%
Hotels, Restaurants & Leisure	4.1%	2.6%	3.5%	2.5%	7.2%	4.2%
Diversified Consumer Services	6.0%	0.0%	3.4%	3.7%	0.0%	2.4%
Chemicals	0.0%	6.7%	2.9%	0.0%	3.8%	1.3%
Electronic Equipment, Instruments & Components	3.0%	2.1%	2.6%	3.7%	0.0%	2.4%
Containers & Packaging	0.0%	5.2%	2.2%	0.0%	1.3%	0.5%
Oil, Gas & Consumable Fuels	0.0%	5.2%	2.2%	0.0%	0.0%	0.0%
IT Services	0.0%	4.0%	1.7%	0.0%	3.8%	1.4%
Construction Materials	0.8%	1.2%	1.7%	0.8%	4.5%	0.5%
Internet Software & Services	1.1%	2.2%	1.6%	5.8%	0.0%	3.7%
Insurance	2.4%	0.0%	1.4%	2.6%	2.6%	2.6%
Trading Companies & Distributors	2.4%	0.0%	1.4%	2.6%	0.0%	1.7%
Food & Staples Retailing	0.0%	3.1%	1.3%	0.0%	6.3%	2.2%
Metals & Mining	0.0%	3.1%	1.3%	0.0%	0.0%	0.0%
Consumer Finance	2.1%	0.0%	1.2%	2.5%	0.9%	1.9%
Paper & Forest Products	2.0%	0.0%	1.1%	2.2%	0.0%	1.4%
Transportation Infrastructure	1.8%	0.0%	1.1%	2.0%	0.0%	1.3%
Professional Services	1.7%	0.0%	1.0%	2.2%	0.0%	1.4%
Pharmaceuticals	0.0%	1.8%	0.9%	0.0%	2.8%	1.0%
Internet & Catalog Retail	0.0%	1.5%	0.7%	0.0%	2.2%	0.8%
Biotechnology	0.0%	1.3%	0.6%	0.0%	2.1%	0.7%
Auto Components	0.0%	1.0%	0.4%	0.0%	3.0%	1.1%
Real Estate Management & Development	0.0%	0.7%	0.3%	0.0%	2.6%	0.9%
Electric Utilities	0.0%	0.6%	0.3%	0.0%	2.0%	0.7%
Thrifts & Mortgage Finance	0.0%	0.5%	0.2%	0.0%	2.1%	0.7%
Other (1)	7.1%	11.2%	8.6%	6.6%	9.1%	7.7%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
Investment	Investments at	Percentage of	Investments at	Percentage of
Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
	(dollars in thousands)
1	$179,037	38.3%	$125,505	30.2%
2	109,039	23.3%	119,234	28.7%
3	151,742	32.5%	152,910	36.7%
4	27,782	5.9%	17,765	4.3%
5	—	0.0%	250	0.1%
Totals	$467,600	100.0%	$415,664	100.0%

Based upon our investment rating system, the weighted average rating of our LMM portfolio was approximately 2.1 as of September 30, 2012 and 2.2 as of December 31, 2011.

For the total investment portfolio, as of September 30, 2012, we had no investments with positive fair value on non-accrual status and one fully impaired investment which comprised approximately 0.2% of the total portfolio investments at cost, excluding the investment in the affiliated Investment Manager.  As of December 31, 2011, we had one investment with positive fair value on non-accrual status, which comprised less than 0.1% of the total portfolio investments at fair value and, together with another fully impaired investment, comprised approximately 0.9% of the total portfolio investments at cost, in each case excluding the investment in the affiliated Investment Manager.

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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2012 and September 30, 2011

	Three Months Ended September 30,		Net Change
	2012	2011	Amount	%
	(dollars in millions)
Total investment income	$23.0	$17.1	$5.9	34%
Total expenses	(7.5)	(6.7)	(0.8)	11%
Net investment income	15.5	10.4	5.1	50%
Net realized gain (loss) from investments	0.5	1.4	(0.9)	NM
Net realized income	16.0	11.8	4.2	36%
Net change in unrealized appreciation	20.2	2.8	17.4	626%
Income tax provision	(4.2)	(0.1)	(4.1)	NM
Net increase in net assets resulting from operations attributable to common stock	$32.0	$14.5	$17.5	121%

	Three Months Ended September 30,		Net Change
	2012	2011	Amount	%
	(dollars in millions)
Net investment income	$15.5	$10.4	$5.1	50%
Share-based compensation expense	0.7	0.6	0.1	21%
Distributable net investment income (a)	16.2	11.0	5.2	48%
Net realized gain (loss) from investments	0.5	1.4	(0.9)	NM
Distributable net realized income (a)	$16.7	$12.4	$4.3	35%

Distributable net investment income per share -
Basic and diluted (a) (b)	$0.51	$0.46	$0.05	11%
Distributable net realized income per share -
Basic and diluted (a) (b)	$0.53	$0.52	$0.01	2%

(a)         Distributable net investment income and distributable net realized income are net investment income and net realized income, respectively, as determined in accordance with U.S. GAAP, excluding the impact of share-based compensation expense which is non-cash in nature. We believe presenting distributable net investment income and distributable net realized income, and related per share amounts, is useful and appropriate supplemental disclosure of information for analyzing its financial performance since share-based compensation does not require settlement in cash. However, distributable net investment income and distributable net realized income are non-U.S. GAAP measures and should not be considered as a replacement to net investment income, net realized income, and other earnings measures presented in accordance with U.S. GAAP. Instead, distributable net investment income and distributable net realized income should be reviewed only in connection with such U.S. GAAP measures in analyzing Main Street’s financial performance. A reconciliation of net investment income and net realized income in accordance with U.S. GAAP to distributable net investment income and distributable net realized income is presented in the table above.

(b)         For the three months ended September 30, 2012, per share amounts reflect MSCC ownership of 100% of the equity interests in MSC II in connection with the completion of the Final MSC II Exchange during the first quarter of 2012.  For the three months ended September 30, 2011, per share amounts exclude the earnings attributable to the remaining noncontrolling equity interests in MSC II not owned by Main Street.

Investment Income

For the three months ended September 30, 2012, total investment income was $ 23.0 million, a 34% increase over the $17.1 million for the corresponding period of 2011. This comparable period increase was principally attributable to (i) a $5.0 million increase in interest income from higher average levels of portfolio debt investments and (ii) a $0.7 million increase in dividend income from portfolio equity investments.  The increase in investment income included a $0.8 million increase in investment income associated with higher levels of accelerated prepayment activity for certain portfolio debt investments and marketable securities investments in comparison to the third quarter of 2011.

Expenses

For the three months ended September 30, 2012, total expenses increased by approximately $0.8 million to $7.5 million from $6.7 million in the corresponding period of 2011.  This comparable period increase in expenses was principally attributable to (i) higher interest expense of $0.2 million as a result of increased costs associated with the expansion of the Credit Facility subsequent to September 30, 2011 and (ii) higher compensation and other operating expenses of $0.4 million related to the increases in investment income and the investment portfolio compared to the corresponding period of 2011. The ratio of total operating expenses, excluding interest expense, as a percentage of average total assets for the three months ended September 30, 2012 was 1.6% on an annualized basis, compared to 1.9% on an annualized basis for the corresponding period of 2011.

Distributable Net Investment Income

Distributable net investment income for the three months ended September 30, 2012 increased 48% to $16.2 million, or $0.51 per share, compared with $11.0 million, or $0.46  per share, in the corresponding period of 2011.  The increase in distributable net investment income was primarily due to the higher level of total investment income partially offset by higher interest and other operating expenses, due to the changes discussed above.  Distributable net investment income on a per share basis for the third quarter of 2012 reflects (i) an increase of approximately $0.02 per share from the comparable period in 2011 in investment income attributable to higher levels of accelerated prepayment activity for certain portfolio debt investments and marketable securities investments and (ii) a greater number of average shares outstanding compared to the corresponding period in 2011 primarily due to the October 2011 and June 2012 follow-on stock offerings.

Net Investment Income

Net investment income for the three months ended September 30, 2012 was $15.5 million, or a 50% increase, compared to net investment income of $10.4 million during the corresponding period of 2011. The increase in net investment income was principally attributable to the increase in total investment income partially offset by the higher interest and other operating expenses discussed above.

Distributable Net Realized Income

Distributable net realized income for the three months ended September 30, 2012 increased 35% to $16.7 million, or $0.53 per share, compared with distributable net realized income of $12.4 million, or $0.52  per share, in the corresponding period of 2011. This increase was primarily attributable to the higher level of total distributable net investment income in the third quarter of 2012 compared to the corresponding period of 2011, offset by a $0.9 million decrease in net realized gains during the third quarter of 2012 compared to the corresponding period of 2011.

Net Realized Income

The $5.1 million increase in net investment income for the three months ended September 30, 2012 as discussed above, offset by the $0.9 million decrease in net realized gains from investments during the same period, resulted in a $4.2 million increase in net realized income compared with the corresponding period of 2011.

Net Increase in Net Assets Resulting from Operations Attributable to Common Stock

The net increase in net assets resulting from operations attributable to common stock was $32.0 million, or $1.01 per share, in the third quarter of 2012, representing an increase of 121% compared with $14.5 million, or $0.62 per share, in the corresponding period of 2011.  This $17.5 million increase was the result of the increase in distributable net realized income discussed above, plus differences in the net change in unrealized appreciation and the income tax provision.  The $20.2 million net change in unrealized appreciation during the third quarter of 2012 was principally attributable to (i) unrealized appreciation on 19 LMM portfolio investments totaling $21.1 million, partially offset by unrealized depreciation on 6 LMM portfolio investments totaling $1.5 million, (ii) $3.9 million of net unrealized appreciation on the Middle Market  investment portfolio and (iii) accounting reversals of net unrealized appreciation of $1.6 million related to exits and repayments of portfolio debt and equity investments and Marketable securities and idle funds investments during the third quarter of 2012 and (iv) $1.9 million of net unrealized depreciation attributable to SBIC debentures held by MSC II.  For the third quarter of 2012, we also recognized a net income tax provision of $4.2 million primarily related to deferred taxes on net unrealized appreciation of equity investments held in our taxable subsidiaries.

Comparison of the nine months ended September 30, 2012 and September 30, 2011

	Nine Months Ended September 30,		Net Change
	2012	2011	Amount	%
	(dollars in millions)
Total investment income	$64.4	$46.6	$17.8	38%
Total expenses	(23.2)	(19.2)	(4.0)	20%
Net investment income	41.2	27.4	13.8	51%
Net realized gain from investments	5.3	1.7	3.6	NM
Net realized income	46.5	29.1	17.4	60%
Net change in unrealized appreciation from investments	40.5	16.8	23.7	141%
Income tax provision	(7.0)	(3.3)	(3.7)	113%
Noncontrolling interest	(0.1)	(0.2)	0.1	-66%
Net increase in net assets resulting from operations attributable to common stock	$79.9	$42.4	$37.5	89%

	Nine Months Ended September 30,		Net Change
	2012	2011	Amount	%
	(dollars in millions)
Net investment income	$41.2	$27.4	$13.8	51%
Share-based compensation expense	1.9	1.5	0.4	27%
Distributable net investment income (a)	43.1	28.9	14.2	49%
Net realized gain from investments	5.3	1.7	3.6	NM
Distributable net realized income (a)	$48.4	$30.6	$17.8	58%

Distributable net investment income per share -
Basic and diluted (a) (b)	$1.50	$1.29	$0.21	16%
Distributable net realized income per share -
Basic and diluted (a) (b)	$1.69	$1.37	$0.32	23%

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

(b)         For the nine months ended September 30, 2012, per share amounts exclude the earnings attributable to the remaining noncontrolling equity interests in MSC II held by third parties prior to the completion of the Final MSC II Exchange during the first quarter of 2012.  For the nine months ended September 30, 2011, per share amounts exclude the earnings attributable to the remaining noncontrolling equity interests in MSC II not owned by Main Street.

Investment Income

For the nine months ended September 30, 2012, total investment income was $64.4 million, a 38% increase over the $46.6 million for the corresponding period of 2011. This comparable period increase was principally attributable to (i) a $16.7 million increase in interest income from higher average levels of both portfolio debt investments and interest-bearing marketable securities investments, (ii) a $0.7 million increase in dividend income from portfolio equity investments, and (iii) a $0.4 million increase in fee income due to the increased size of the investment portfolio.  The increase in investment income included (i) $1.8 million of non-recurring investment income during the first quarter of 2012 associated with repayment and financing activities for two LMM portfolio investments, and (ii) a $1.5 million increase in investment income associated with higher levels of accelerated prepayment activity for certain Middle Market portfolio debt investments and marketable securities investments.

Expenses

For the nine months ended September 30, 2012, total expenses increased by approximately $4.0 million to $23.2 million from $19.2 million in the corresponding period of 2011.  This comparable period increase in expenses was principally attributable to (i) higher interest expense of $2.1 million as a result of the issuance of additional SBIC debentures during 2011 totaling $40 million and during the third quarter of 2012 totaling $5 million and increased borrowing activity under the Credit Facility, partially offset by the early repayment of $16 million in SBIC debentures during the third quarter of 2012, (ii) higher share-based compensation expense of $0.4 million related to non-cash amortization for restricted share grants, and (iii) higher compensation and other operating expenses of $1.5 million related to the increase in investment income and the investment portfolio compared to the corresponding period of 2011. The ratio of total operating expenses, excluding interest expense, as a percentage of average total assets for the nine months ended September 30, 2012 was 1.9% on an annualized basis, compared to 2.2% on an annualized basis for the corresponding period of 2011 and 2.2% for the year ended December 31, 2011.

Distributable Net Investment Income

Distributable net investment income for the nine months ended September 30, 2012 increased 49% to $43.1 million, or $1.50 per share, compared with $28.9 million, or $1.29 per share, in the corresponding period of 2011.  The increase in distributable net investment income was primarily due to the higher level of total investment income partially offset by higher interest and other operating expenses, due to the changes discussed above.  Distributable net investment income on a per share basis for the first nine months of 2012 reflects (i) approximately $0.06 per share of investment income attributable to higher levels of accelerated prepayment activity for certain LMM portfolio investments, (ii) approximately $0.04 per share of investment income attributable to higher levels of accelerated prepayment activity for certain Middle Market portfolio debt investments and marketable securities investments and (iii) a greater number of average shares outstanding compared to the corresponding period in 2011 primarily due to the March 2011, October 2011, and June 2012 follow-on stock offerings.

Net Investment Income

Net investment income for the nine months ended September 30, 2012 was $41.2 million, or a 51% increase, compared to net investment income of $27.4 million during the corresponding period of 2011. The increase in net investment income was principally attributable to the increase in total investment income partially offset by the higher interest and other operating expenses discussed above.

Distributable Net Realized Income

Distributable net realized income increased to $48.4 million, or $1.69 per share, in the first nine months of 2012 compared with distributable net realized income of $30.6 million, or $1.37 per share, in the corresponding period of 2011.  This increase was due to (i) the higher level of total distributable net investment income in the first nine months of 2012 and (ii) the $3.6 million increase in total net realized gain from investments during the first nine months of 2012 compared to the corresponding period of 2011.  The $5.3 million net realized gain from investments during the first nine months of 2012 was primarily attributable to (i) a $9.2 million realized gain recognized on the partial exit of equity investments in one LMM portfolio company, (ii) a realized gain of $1.7 million recognized on the full exit of equity investments in one LMM portfolio company and (iii) $1.8 million of net realized gains related to Middle Market and marketable securities investments, partially offset by (i) a $3.8 million realized loss on the full exit of debt and equity investments in two LMM portfolio companies, (ii) a $1.8 million realized loss on the full exit of equity investments in one LMM portfolio company and (iii) a $2.0 million realized loss on a debt investment related to the full exit of a LMM portfolio company.

Net Realized Income

The higher level of net investment income and the increase in net realized gain from investments during the nine months ended September 30, 2012, both as discussed above, resulted in a $17.4 million increase in net realized income compared with the corresponding period of 2011.

Net Increase in Net Assets Resulting from Operations Attributable to Common Stock

The net increase in net assets resulting from operations attributable to common stock during the nine months ended September 30, 2012 was $79.9 million, or $2.79 per share, compared with a net increase in net assets resulting from operations attributable to common stock of $42.4 million, or $1.94 per share, in the corresponding period of 2011. This $37.5 million increase was the result of the increase in distributable net realized income discussed above, plus differences in the net change in unrealized appreciation and the income tax provision.  For the nine months ended September 30, 2012, the $40.5 million net change in unrealized appreciation was principally attributable to (i) unrealized appreciation on 28 LMM portfolio investments totaling $44.5 million, partially offset by unrealized depreciation on 9 LMM portfolio investments totaling $3.4 million, (ii) $8.8 million of net unrealized appreciation on the Middle Market investment portfolio, (iii) $0.7 million of net unrealized appreciation on the Other Portfolio investments and Marketable securities and idle funds investments, (iv) accounting reversals of net unrealized appreciation of $5.8 million  related to portfolio debt and equity investment exits and repayments, and accounting reversals of net unrealized appreciation of $0.6 million related to Marketable securities and idle funds investments exits and repayments, both recognized during the first nine months of 2012, and (v) $3.4 million of net unrealized depreciation attributable to SBIC debentures held by MSC II.  The noncontrolling interest of $0.1 million recognized during the first quarter of 2012 reflects the pro rata portion of the net increase in net assets resulting from operations for MSCII attributable to the equity interests in MSCII that were not owned by MSCC prior to MSCC’s completion of the Final MSC II Exchange.  For the first nine months of 2012, we also recognized a net income tax provision of $7.0 million related to deferred taxes of $6.0 million on net unrealized appreciation of equity investments held in our taxable subsidiaries and other taxes of $1.0 million primarily related to an accrual for excise tax on our estimated spillover taxable income as of September 30, 2012.

Liquidity and Capital Resources

Cash Flows

For the nine months ended September 30, 2012, we experienced a net decrease in cash and cash equivalents in the amount of $23.1 million. During that period, we generated $28.9 million of cash from our operating activities, primarily from distributable net investment income, partially offset by (i) reimbursements to the Investment Manager to cover operating expenses under a support services agreement between MSCC and the Investment Manager, (ii) accretion of unearned income, (iii) net payment-in-kind interest income and (iv) semi-annual interest payments made on our SBIC debentures. We used $100.0 million in net cash from investing activities, principally including the funding of $397.9 million for portfolio company investments and the funding of $7.6 million for Marketable securities and idle funds investments, partially offset by (i) $272.0 million in cash proceeds from the repayment of portfolio debt investments and from the exit of portfolio equity investments and (ii) $33.5 million of cash proceeds from the sale of Marketable securities and idle funds investments. During the first nine months of 2012, $48.1 million in cash was provided by financing activities, which principally consisted of (i) $93.0 million in net cash proceeds from a public stock offering in June 2012 and (ii) $5 million in proceeds from the issuance of SBIC debentures during the third quarter of 2012, partially offset by (i) $16 million in SBIC debenture repayments during the third quarter of 2012, (ii) $28.9 million in cash dividends paid to stockholders, and (iii) $4.0 million in net repayments under the Credit Facility.

For the nine months ended September 30, 2011, we experienced a net increase in cash and cash equivalents in the amount of $2.8 million.  During that period, we generated $23.0 million of cash from our operating activities, primarily from distributable net investment income partially offset by (i) accretion of unearned income, (ii) net payment-in-kind interest income, (iii) increases in interest receivable and other assets and (iv) semi-annual interest payments made on our SBIC debentures.  We used $183.7 million in net cash from investing activities for the nine months ended September 30, 2011, principally including the funding of $266.2 million for portfolio company investments and the funding of $20.0 million for Marketable securities and idle funds investments, partially offset by (i) $97.9 million in cash proceeds from the repayment of portfolio debt investments and from the exit of portfolio equity investments and (ii) $4.7 million of cash proceeds from the sale of Marketable securities and idle funds investments.  For the first nine months of 2011, $163.5 million in cash was provided by financing activities, which principally consisted of (i) $70.3 million in net cash proceeds from a public stock offering in March 2011, (ii) $40.0 million in cash proceeds from the issuance of SBIC debentures, and (iii) $75.0 million in net borrowings under the Credit Facility, partially offset by (i) $19.4 million in cash dividends paid to stockholders and (ii) $1.7 million in deferred loan costs paid in connection with the Credit Facility and the issuance of additional SBIC debentures.

Capital Resources

As of September 30, 2012, we had $19.6 million in cash and cash equivalents and $2.0 million in Marketable securities and idle funds investments, and our net asset value totaled $553.2 million, or $17.49 per share.  In June 2012, we completed a follow-on public stock offering in which we sold 4,312,500 shares of common stock, including the underwriters’ full exercise of the over-allotment option, at a price to the public of $22.50 per share (or approximately 143% of the then latest reported Net Asset Value per share), resulting in total net proceeds of approximately $93.0 million, after deducting underwriters’ commissions and offering costs. As of September 30, 2012, we had $184.5 million of unused capacity under the Credit Facility. In May 2012, we expanded the “Credit Facility” from $235.0 million to $277.5 million.  The $42.5 million increase in total commitments included commitment increases by three lenders currently participating in the Credit Facility. The amended Credit Facility contained an upsized accordion feature that allows for a further increase in total commitments under the facility up to $350.0 million of total commitments from new and existing lenders on the same terms and conditions as the existing commitments.  In July 2012, we further expanded the Credit Facility from $277.5 million to $287.5 million.  The expansion of the Credit Facility included the addition of one new lender relationship which further diversifies the Main Street lending group to a total of nine participants.  Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable LIBOR average rate plus 2.50% or (ii) the applicable base rate plus 1.50%. We pay unused commitment fees of 0.375% per annum on the average unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the assets of the Funds. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining an interest coverage ratio of at least 2.0 to 1.0, (ii) maintaining an asset coverage ratio of at least 2.5 to 1.0, and (iii) maintaining a minimum tangible net worth. Subsequent to September 30, 2012, Main Street amended the Credit Facility to, among other things, extend its maturity and increase the accordion feature.  See further discussion of this amendment to the Credit Facility below in Management’s Discussion and Analysis - Recent Developments.  At September 30, 2012, we had $103.0 million in borrowings outstanding under the Credit Facility, bearing interest at an interest rate of 2.7%. As of September 30, 2012, we were in compliance with all financial covenants of the Credit Facility.

Due to each of the Funds’ status as a licensed SBIC, we have the ability to issue, through the Funds, debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA generally in an amount up to twice its regulatory capital, which effectively approximates the amount of its equity capital. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time with no prepayment penalty. On September 30, 2012, we, through the Funds, had $209 million of outstanding indebtedness guaranteed by the SBA, which carried a weighted average annual fixed interest rate of approximately 5.0%. The first maturity related to the SBIC debentures does not occur until 2014, and the remaining weighted average duration is approximately 6.3 years as of September 30, 2012.  During the third quarter ended September 30, 2012, we voluntarily prepaid $16 million of SBIC debentures and issued $5 million of new SBIC debentures.  We also maintain a commitment from the U.S. Small Business Administration that will allow us to borrow up to $16 million of new SBIC debentures to reach the $225 million SBIC leverage cap for affiliated investment funds.

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

Although we have been able to secure access to additional liquidity, including recent public stock offerings, our expanded $287.5 million Credit Facility and the increase in available leverage through the SBIC program, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At September 30, 2012, we had a total of $44.3 million in outstanding commitments comprised of (i) five commitments to fund revolving loans that had not been fully drawn and (ii) two capital commitments that had not been fully called.

Contractual Obligations

As of September 30, 2012, the future fixed commitments for cash payments in connection with our SBIC debentures for each of the next five years and thereafter are as follows:

							2018 and
	Total	2013	2014	2015	2016	2017	thereafter
	(dollars in thousands)
SBIC debentures	$209,000	$—	$6,000	$23,100	$5,000	$34,800	$140,100
Interest due on SBIC debentures	61,901	10,381	10,388	9,607	8,735	7,848	14,942
Total	$270,901	$10,381	$16,388	$32,707	$13,735	$42,648	$155,042

As of September 30, 2012, we had $103.0 million in borrowings outstanding under our Credit Facility.  The Credit Facility was scheduled to mature in September 2014.  The Credit Facility contained two, one year extension options which could extend the maturity to September 2016.  Subsequent to September 30, 2012, Main Street amended the Credit Facility to, among other things, extend its maturity and increase the accordion feature.  See further discussion of this amendment below in Management’s Discussion and Analysis - Recent Developments.

Pursuant to the support services agreement with MSCC, the Investment Manager is reimbursed each quarter by MSCC for its cash operating expenses, less fees that the Investment Manager receives from MSC II and third parties, associated with providing investment management and other services to MSCC, certain of its subsidiaries and third parties. For the three months ended September 30, 2012 and 2011, the expenses reimbursed by MSCC to the Investment Manager and management fees paid by MSC II were $2.2 million and $2.0 million, respectively.  For the nine months ended September 30, 2012 and 2011, the expenses reimbursed by MSCC to the Investment Manager and management fees paid by MSC II were $7.6 million and $6.3 million, respectively.

Related Party Transactions

As discussed further in Note D to the accompanying consolidated financial statements, subsequent to the completion of the Formation Transactions, the Investment Manager is a wholly owned portfolio company of MSCC. At September 30, 2012, the Investment Manager had a receivable of $3.3 million due from MSCC related to operating expenses incurred by the Investment Manager required to support Main Street’s business.

Recent Developments

During October 2012, we sold the majority of our LMM equity investment in Laurus Healthcare, LP (“Laurus”) to a leading private equity investment firm which has made numerous growth investments within the healthcare sector. We realized a gain of approximately $9.9 million on the sale. Laurus is a leader in developing and managing outpatient healthcare facilities, in partnership with physicians and hospitals, which are focused on the identification and treatment of cardiovascular disease. Our cumulative secured debt investment in Laurus was fully refinanced during the second quarter of 2012. While we sold the majority of our equity interest in Laurus, we also retained a portion of our equity investment in Laurus through an equity ownership position in a new entity owned by the Laurus management team and the private equity investment firm.

During November 2012, we declared a special dividend of $0.35 per share for January 2013 and regular monthly dividends of $0.15 per share for each of January, February and March 2013.  These regular monthly dividends equal a total of $0.45 per share for the first quarter of 2013. The first quarter 2013 regular monthly dividends represent an 11.1%  increase from the dividends declared for the first quarter of 2012.  Including the special dividend and the regular monthly dividends declared for the first quarter of 2013, we will have paid $8.83 per share in cumulative dividends since our October 2007 initial public offering.

During November 2012, we amended the Credit Facility to extend the final maturity to five years, through September 2017.  The amended Credit Facility contains an upsized accordion feature which allows us to increase the total commitments under the facility up to $400 million from new or existing lenders on the same terms and conditions as the existing commitments.  The Credit Facility includes an initial revolving period through September 2015 followed by a two-year term out period with a final maturity in September 2017, and contains two, one-year extension options which could extend both the revolving period and the final maturity by up to two years.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, marketable securities, and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates.  The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment.  As of September 30, 2012, approximately 54% of our debt investment portfolio (at cost) bore interest at floating rates with 99% of those floating-rate debt investments (at cost) subject to contractual minimum interest rates.  As of September 30, 2012, none of our Marketable securities and idle funds investments bore interest at floating rates.  Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the long term interest rates on our outstanding SBIC debentures, which comprise the majority of our outstanding debt, are fixed for the 10-year life of such debt.  As of September 30, 2012, we had not entered into any interest rate hedging arrangements. At September 30, 2012, based on our applicable levels of our Credit Facility and floating-rate debt investments, a 1% change in interest rates would not have a material effect on our level of interest expense or our level of interest income from debt investments.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer and President, our Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chairman, Chief Executive Officer and President, our Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934.  There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, that we filed with the SEC on March 9, 2012, and as updated in our Form N-2 filed on October 19, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2012, we issued 63,370 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933.  The aggregate value for the shares of common stock issued during the three months ended September 30, 2012, under the dividend reinvestment plan was approximately $1.8 million.

Item 5. Other Information

On November 6, 2012, the Board of Directors of Main Street appointed Shannon D. Martin as Vice President, Chief Accounting Officer and Assistant Treasurer of the Company, succeeding Michael Galvan, who resigned from his position as Vice President and Chief Accounting Officer of Main Street to pursue other professional opportunities, effective immediately.

Mr. Martin, age 43, joined Main Street on September 1, 2012 as an Assistant Treasurer.  From 2006 to 2012, Mr. Martin served as an independent consultant, including being the owner/President of Smartin Consulting LLC.  In this role, Mr. Martin performed financial advisory services for several clients, including functioning as acting Chief Accounting Officer from 2008 to 2011 for EquaTerra, Inc.  From 1999 to 2006, Mr. Martin was a director of accounting integration and audit with Quanta Services, Inc. (NYSE: PWR), which provides specialty contracting services to the power, natural gas and telecommunications industries, where he focused on the development of integrated accounting, business and information system processes and the company’s acquisition and integration strategies.  In addition, Mr. Martin also had a significant role in the development of the company’s internal audit function and its mergers and acquisitions and corporate finance activities.  Following his graduation from the University of Texas with a Masters in Professional Accounting, Mr. Martin, a C.P.A., had a seven year career with Arthur Andersen, where he was a manager in the Commercial Services group from 1992 to 1999 and specialized in working with companies involved in consolidating their respective industries.

There are no related party transactions between the Company and Mr. Martin. There were no arrangements or understandings between Mr. Martin and any other person pursuant to which he was appointed as an officer of the Company. Mr. Martin is not related to any director or executive officer of the Company by blood, marriage or adoption.  Mr. Martin has not entered into an employment contract or agreement with the Company.

Mr. Galvan will remain an employee of the Company through November 30, 2012 to assist in the transition of his duties to Mr. Martin, and his separation from the Company is not the result of any disagreement with the Company’s management or Board of Directors.

Item 6. Exhibits

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit

10.1*	Supplement and Joinder Agreement dated July 17, 2012 (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on July 18, 2012 (File No. 1-33723)).

10.2*

Fifth Amendment to Amended and Restated Credit Agreement and First Amendment to Each of the Security Agreement and the Pledge Agreement dated November 1, 2012 (previously files as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on November 2, 2012 (File No. 1-33723)).

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

Main Street Capital Corporation

Date: November 8, 2012	/s/ Vincent D. Foster
Vincent D. Foster
Chairman, President and Chief Executive Officer (principal executive officer)

Date: November 8, 2012	/s/ Todd A. Reppert
Todd A. Reppert
Executive Vice Chairman

Date: November 8, 2012	/s/ Dwayne L. Hyzak
Dwayne L. Hyzak
Chief Financial Officer and Senior Managing Director (principal financial officer)

Date: November 8, 2012	/s/ Shannon D. Martin
Shannon D. Martin
Vice President and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).