Form 10-K
period 2012-12-31
Main Street Capital CORP
filed 2013-03-08
CIK 1396440

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(Do not check if a smaller reporting company)

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

       The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 29, 2012, was approximately $683.5 million based upon the last sale price for the registrant's common stock on that date.

       The number of outstanding common shares of the registrant as of March 7, 2013 was 34,744,667.

DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the registrants' definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in this Annual Report on Form 10-K in response to Part III.

CAUTIONARY STATEMENT CONCERNING FORWARD LOOKING STATEMENTS

       This Annual Report on Form 10-K contains forward-looking statements regarding the plans and objectives of management for future operations. Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward- looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including the factors discussed in Item 1A entitled "Risk Factors" in Part I of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. Other factors that could cause actual results to differ materially include changes in the economy and future changes in laws or regulations and conditions in our operating areas.

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

       On January 7, 2010, MSCC consummated transactions (the "Exchange Offer") to exchange 1,239,695 shares of its common stock for approximately 88% of the total dollar value of the limited partner interests in Main Street Capital II, LP ("MSC II") and, together with MSMF, the "Funds"). Pursuant to the terms of the Exchange Offer, 100% of the membership interests in the general partner of MSC II, Main Street Capital II GP, LLC ("MSC II GP"), were also transferred to MSCC for no consideration. MSC II commenced operations in January 2006, is an investment fund that operates as an SBIC and is also managed by the Investment Manager. During the first quarter of 2012, MSCC exchanged 229,634 shares of its common stock to acquire all of the remaining minority ownership in the total dollar value of the MSC II limited partnership interests, including approximately 5% owned by affiliates of MSCC (the "Final MSC II Exchange"). After the completion of the Final MSC II Exchange, MSCC owns 100% of MSC II. The Exchange Offer and related transactions, including the transfer of the MSC II GP interests and the Final MSC II Exchange, are collectively termed the "Exchange Offer Transactions."

       MSCC has elected to be treated for federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, MSCC generally will not pay corporate-level federal income taxes on any net ordinary income or capital gains that it distributes to its stockholders as dividends.

       MSCC has direct and indirect wholly owned subsidiaries that have elected to be taxable entities (the "Taxable Subsidiaries"). The primary purpose of these entities is to hold certain investments that generate "pass through" income for tax purposes. The Taxable Subsidiaries are each taxed at their normal corporate tax rates based on their taxable income.

       Unless otherwise noted or the context otherwise indicates, the terms "we," "us," "our" and "Main Street" refer to MSCC and its consolidated subsidiaries, which include the Funds and the Taxable Subsidiaries.

       The following diagram depicts Main Street's organizational structure:

*
Each of the Taxable Subsidiaries is directly or indirectly wholly-owned by MSCC.

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

OVERVIEW OF OUR BUSINESS

       We are a principal investment firm primarily focused on providing customized debt and equity financing to lower middle market ("LMM") companies and debt capital to middle market ("Middle Market") companies. Our portfolio investments are typically made to support management buyouts, recapitalizations, growth financings, refinancings and acquisitions of companies that operate in diverse industry sectors. We seek to partner with entrepreneurs, business owners and management teams and generally provide "one stop" financing alternatives within our LMM portfolio. We invest primarily in secured debt investments, equity investments, warrants and other securities of LMM companies based in the United States and in secured debt investments of Middle Market companies generally headquartered in the United States. Our principal investment objective is to maximize our portfolio's total return by generating current income from our debt investments and capital appreciation from our equity and equity related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. Our LMM companies generally have annual revenues between $10 million and $150 million, and our LMM portfolio investments generally range in size from $5 million to $25 million. Our Middle Market investments are made in businesses that are generally larger in size than our LMM portfolio companies, with annual revenues typically between $150 million and $1.5 billion, and our Middle Market investments generally range in size from $3 million to $15 million. Our other portfolio ("Other Portfolio") investments primarily consist of investments which are not consistent with the typical profiles for our LMM and Middle Market portfolio investments, including investments which may be managed by third parties. In our Other Portfolio, we may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds.

       We seek to fill the current financing gap for LMM businesses, which, historically, have had more limited access to financing from commercial banks and other traditional sources. The underserved nature of the LMM creates the opportunity for us to meet the financing needs of LMM companies while also negotiating favorable transaction terms and equity participations. Our ability to invest across a company's capital structure, from senior secured loans to equity securities, allows us to offer portfolio companies a comprehensive suite of financing options, or a "one stop" financing solution. Providing customized, "one stop" financing solutions has become even more relevant to our LMM portfolio companies in the current investing environment. We generally seek to partner directly with entrepreneurs, management teams and business owners in making our investments. Our LMM portfolio debt investments are generally secured by a first lien on the assets of the portfolio company and typically have a term of between five and seven years. We believe that our LMM investment strategy has a lower correlation to the broader debt and equity markets.

       As of December 31, 2012, we had debt and equity investments in 59 LMM portfolio companies with an aggregate fair value of approximately $510.3 million, a total cost basis of approximately $408.0 million and a weighted average annual effective yield on our LMM debt investments of approximately 14.2%. As of December 31, 2012, approximately 76% of our total LMM portfolio investments at cost were in the form of debt investments and approximately 94% of such debt investments at cost were secured by first priority liens on the assets of our LMM portfolio companies. At December 31, 2012, we had equity ownership in approximately 90% of our LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 32%. As of December 31, 2011, we had debt and equity investments in 54 LMM portfolio companies with an aggregate fair value of approximately $415.7 million, a total cost basis of approximately $349.0 million and a weighted average annual effective yield on our LMM debt investments of approximately 14.8%. As of December 31, 2011, approximately 74% of Main Street's total LMM portfolio investments at cost were in the form of debt investments and approximately 93% of such debt investments at cost were secured by first priority liens on the assets of our LMM portfolio companies. At December 31, 2011, we had equity ownership in approximately 94% of its LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 34%. The weighted average annual yields were computed using the effective interest rates for all debt investments as of December 31, 2012 and 2011, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt investments and any debt investments on non-accrual status.

       In addition to our LMM investment strategy, we pursue investments in Middle Market companies. Our Middle Market portfolio investments primarily consist of direct or secondary investments in interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in our LMM portfolio. Our Middle Market portfolio debt investments are generally secured by either a first or second priority lien on the assets of the portfolio company and typically have a term of between three and five years.

       As of December 31, 2012, we had Middle Market portfolio investments in 85 companies collectively totaling approximately $390.0 million in fair value with a total cost basis of approximately $385.5 million. The weighted average annual revenue for the 85 Middle Market portfolio company investments was approximately $513.5 million as of December 31, 2012. As of December 31, 2012, almost all of our Middle

Market portfolio investments were in the form of debt investments and approximately 92% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on our Middle Market portfolio debt investments was approximately 8.8% as of December 31, 2012. As of December 31, 2011, we had Middle Market portfolio investments in 57 companies collectively totaling approximately $226.5 million in fair value with a total cost basis of approximately $228.9 million. The weighted average annual revenue for the 57 Middle Market portfolio company investments was approximately $472.6 million as of December 31, 2011. As of December 31, 2011, almost all of our Middle Market portfolio investments were in the form of debt investments and approximately 82% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on our Middle Market portfolio debt investments was approximately 9.5% as of December 31, 2011. The weighted average annual yields were computed using the effective interest rates for all debt investments as of December 31, 2012 and 2011, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt investments.

       As of December 31, 2012, we had Other Portfolio investments in 3 companies collectively totaling approximately $24.1 million in fair value and approximately $23.6 million in cost basis and which comprised 2.6% of our investment portfolio at fair value as of December 31, 2012. As of December 31, 2011, we had Other Portfolio investments in 3 companies collectively totaling approximately $14.1 million in both fair value and cost basis and which comprised 2.1% of our investment portfolio at fair value as of December 31, 2011.

       Our portfolio investments are generally made through MSCC and the Funds. MSCC and the Funds share the same investment strategies and criteria, although they are subject to different regulatory regimes (see "Regulation"). An investor's return in MSCC will depend, in part, on the Funds' investment returns as MSMF and MSC II are both wholly owned subsidiaries of MSCC.

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

       MSCC and its consolidated subsidiaries are internally managed by the Investment Manager, a wholly owned subsidiary of MSCC, which employs all of the executive officers and other employees of Main Street. Because the Investment Manager is wholly owned by MSCC, Main Street does not pay any external investment advisory fees, but instead incurs the operating costs associated with employing investment and portfolio management professionals through the Investment Manager. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly-traded and privately-held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio. For the year ended December 31, 2012, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.8%, compared to 2.2% for the year ended December 31, 2011.

       In addition, during May 2012, MSCC and the Investment Manager executed an investment sub-advisory agreement with HMS Adviser, LP, which is the investment advisor to HMS Income Fund, Inc., a non publicly-traded BDC whose registration statement on Form N-2 was declared effective by the SEC in June

2012, to provide certain investment advisory services to HMS Adviser, LP. MSCC is initially providing such investment advisory services to HMS Adviser, LP, but we ultimately intend that the Investment Manager will provide such services because the fees we receive from such arrangement could otherwise have negative consequences on MSCC's ability to meet the source-of-income requirement necessary for MSCC to maintain its RIC tax treatment. We will need to obtain certain relief from the SEC before the Investment Manager is permitted to provide these services to HMS Adviser, LP, which we are seeking, but there can be no assurance that we will obtain such relief.

RECENT DEVELOPMENTS

       During January 2013, we invested $40.5 million of capital in Quality Lease and Rental Holdings, LLC, the parent company of Quality Lease Service, LLC and Quality Lease Rental Service, LLC (together, "Quality"). Main Street's investment consists of $38 million in senior, secured term debt in Quality and a $2.5 million direct equity investment in Quality's parent holding company. Founded in 1989, Quality is headquartered in El Campo, Texas and provides drill site services and equipment rentals to the upstream oil and gas industry. Quality provides high quality, custom built mobile housing units to be used at the well site during drilling and completion operations. Quality also provides a variety of other services at the well site, including pad, pit, and road construction, pipeline and flow line equipment installation, equipment rental and heavy hauling.

       During March 2013, we declared regular monthly dividends of $0.155 per share for each of April, May and June 2013. These regular monthly dividends equal a total of $0.465 per share for the second quarter of 2013. The second quarter 2013 regular monthly dividends represent a 10.7% increase from the dividends declared for the second quarter of 2012. Including the dividends declared for the second quarter of 2013, we will have paid $9.29 per share in cumulative dividends since our October 2007 initial public offering.

BUSINESS STRATEGIES

       Our principal investment objective is to maximize our portfolio's total return by generating current income from our debt investments and realizing capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. We have adopted the following business strategies to achieve our investment objective:

  •
  Deliver Customized Financing Solutions in the Lower Middle Market. We believe our ability to provide a broad range of customized financing solutions to LMM companies sets us apart from other capital providers that focus on providing a limited number of financing solutions. We offer to our LMM portfolio companies customized debt financing solutions with equity components that are tailored to the facts and circumstances of each situation. Our ability to invest across a company's capital structure, from senior secured loans to subordinated debt to equity securities, allows us to offer our LMM portfolio companies a comprehensive suite of financing options, or a "one-stop" financing solution.

  •
  Focus on Established Companies. We generally invest in companies with established market positions, experienced management teams and proven revenue streams. Those companies generally possess better risk-adjusted return profiles than newer companies that are building their management teams or are in the early stages of building a revenue base. We also believe that established companies in our targeted size range also generally provide opportunities for capital appreciation.

  •
  Leverage the Skills and Experience of Our Investment Team. Our investment team has significant experience in lending to and investing in LMM and Middle Market companies. The members of our investment team have broad investment backgrounds, with prior experience at private investment funds, investment banks and other financial services companies, and currently include six certified public accountants and three Chartered Financial Analyst® (CFA) charter holders. The expertise of our investment team in analyzing, valuing, structuring, negotiating and closing transactions should provide us with competitive advantages by allowing us to consider customized financing solutions and non-traditional or complex structures for our portfolio companies. Also, the reputation of our investment team has and should continue to enable us to generate additional revenue in the form of management and incentive fees in connection with us providing advisory services to other investment funds.

  •
  Invest Across Multiple Companies, Industries, Regions and End Markets. We seek to maintain a portfolio of investments that is appropriately balanced among various companies, industries, geographic regions and end markets. This portfolio balance is intended to mitigate the potential effects of negative economic events for particular companies, regions, industries and end markets.

  •
  Capitalize on Strong Transaction Sourcing Network. Our investment team seeks to leverage its extensive network of referral sources for portfolio company investments. We have developed a reputation in our marketplace as a responsive, efficient and reliable source of financing, which has created a growing stream of proprietary deal flow for us.

  •
  Benefit from Lower, Fixed, Long-Term Cost of Capital. The SBIC licenses held by the Funds have allowed them to issue SBA-guaranteed debentures. SBA-guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. Because lower cost SBA leverage is, and will continue to be, a significant part of our capital base through the Funds, our relative cost of debt capital should be lower than many of our competitors. In addition, the SBIC leverage that we receive through the Funds represents a stable, long-term component of our capital structure with proper matching of duration and cost compared to our LMM portfolio investments.

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

  •
  Established Companies with Positive Cash Flow. We seek to invest in established companies with sound historical financial performance. We typically focus on LMM companies that have historically generated EBITDA ("Earnings Before Interest, Taxes, Depreciation and Amortization") of $3 million to $20 million and commensurate levels of free cash flow. We also pursue investments in debt securities of Middle Market companies that are generally established companies with sound historical financial performance that are generally larger in size than LMM companies. We generally do not invest in start-up companies or companies with speculative business plans.

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

PORTFOLIO INVESTMENTS

       Main Street's portfolio investments, as used herein, refers to all of Main Street's LMM portfolio investments, Middle Market portfolio investments, Other Portfolio investments and its investment in the Investment Manager but excludes all Marketable securities and idle funds investments. Main Street's LMM portfolio investments principally consist of secured debt, equity warrants and direct equity investments in privately held, LMM companies based in the United States. Main Street's Middle Market portfolio investments primarily consist of direct or secondary investments in interest-bearing debt securities in companies based in the United States that are generally larger in size than the companies included in Main Street's LMM portfolio. Main Street's Other Portfolio investments primarily consist of investments which are not consistent with the typical profiles for our LMM and Middle Market portfolio investments, including investments which may be managed by third parties. In our Other Portfolio, we may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds.

  Debt Investments

       Historically, we have made LMM debt investments principally in the form of single tranche debt. Single tranche debt financing involves issuing one debt security that blends the risk and return profiles of both first lien secured and subordinated debt. We believe that single tranche debt is more appropriate for many LMM companies given their size in order to reduce structural complexity and potential conflicts among creditors.

       Our LMM debt investments generally have terms of three to seven years, with limited required amortization prior to maturity, and provide for monthly or quarterly payment of interest at fixed interest rates generally between 12% and 14% per annum, payable currently in cash. In some instances, we have provided floating interest rates for a portion of a single tranche debt security. In addition, certain LMM debt investments may have a form of interest that is not paid currently but is accrued and added to the loan balance and paid at maturity. We refer to this as payment-in-kind, or PIK, interest. We typically structure our LMM debt investments with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. In most cases, our LMM debt investment will be collateralized by a first priority lien on substantially all the assets of the portfolio company. As of December 31, 2012, 94% of our LMM debt investments at cost were secured by first priority liens on the assets of our LMM portfolio companies.

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

       While we will continue to focus our LMM investments primarily on single tranche debt investments, we also anticipate structuring some of our debt investments as mezzanine loans. We anticipate that these mezzanine loans will be primarily junior secured or unsecured, subordinated loans that provide for relatively high fixed interest rates payable currently in cash that will provide us with significant interest income plus the additional opportunity for income and gains through PIK interest and equity warrants and other similar equity instruments issued in conjunction with these mezzanine loans. These loans typically will have interest-only payments in the early years, with amortization of principal deferred to the later years of the mezzanine loan term. Typically, our mezzanine loans will have maturities of three to five years. We will generally target fixed interest rates of 12% to 14%, payable currently in cash for our mezzanine loan investments with higher targeted total returns from equity warrants or PIK interest.

       In addition to our LMM debt investment strategy, we pursue debt investments in Middle Market companies. Our Middle Market portfolio investments primarily consist of direct or secondary investments in interest-bearing debt securities in companies based in the United States that are generally larger in size than the companies included in our LMM portfolio. Our Middle Market portfolio debt investments are generally secured by either a first or second priority lien on the assets of the company and typically have a term of between three and five years. The debt investments in our Middle Market portfolio have rights and protections that are similar to those in our LMM debt investments that are designed to protect our Middle Market debt investments, and which may include affirmative and negative covenants, default penalties, lien protection, change of control provisions, guarantees, and equity pledges. The Middle Market debt investments generally have floating interest rates at LIBOR plus a premium and subject to LIBOR floors. As of December 31, 2012, almost all of our Middle Market portfolio investments were in the form of debt investments, with approximately 99% of these investments at cost secured by portfolio company assets and approximately 92% of such debt investments at cost secured by first priority liens.

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

  Direct Equity Investments

       We also will seek to make direct equity investments in situations where it is appropriate to align our interests with key management and stockholders of our LMM portfolio companies, and to allow for some participation in the appreciation in the equity values of our LMM portfolio companies. We usually make our direct equity investments in connection with debt investments. In addition, we may have both equity warrants and direct equity positions in some of our LMM portfolio companies. We seek to maintain fully diluted equity positions in our LMM portfolio companies of 5% to 50%, and may have controlling equity interests in some instances. We have a value orientation toward our direct equity investments and have traditionally been able to purchase our equity investments at reasonable valuations.

INVESTMENT PROCESS

       Our investment committee is responsible for all aspects of our LMM investment process. The current members of our investment committee are Vincent D. Foster, our Chairman, President and Chief Executive Officer, Todd A. Reppert, our Executive Vice Chairman, and David Magdol, our Chief Investment Officer and Senior Managing Director.

       Our credit committee is responsible for all aspects of our Middle Market portfolio investment process. The current members of our credit committee are Messrs. Foster, Reppert and Curtis Hartman, our Chief Credit Officer and Senior Managing Director.

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

  Deal Generation/Origination

       Deal generation and origination is maximized through long-standing and extensive relationships with industry contacts, brokers, commercial and investment bankers, entrepreneurs, service providers such as lawyers, financial advisors, accountants and current and former portfolio companies and investors. Our investment team has focused its deal generation and origination efforts on LMM and Middle Market companies. We have developed a reputation as a knowledgeable, reliable and active source of capital and assistance in these markets.

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

  •
  regulatory compliance.

       Upon successful screening of a proposed LMM transaction, the investment team makes a recommendation to our investment committee. If our investment committee concurs with moving forward on the proposed LMM transaction, we typically issue a non-binding term sheet to the company. For Middle Market portfolio investments, the initial term sheet is typically issued by the borrower, and is screened by the investment team which makes a recommendation to our credit committee.

  Term Sheet

       For proposed LMM transactions, the non-binding term sheet will include the key economic terms based upon our analysis performed during the screening process as well as a proposed timeline and our qualitative expectation for the transaction. While the term sheet for LMM investments is non-binding we typically receive an expense deposit in order to move the transaction to the due diligence phase. Upon execution of a term sheet we begin our formal due diligence process.

       For proposed Middle Market transactions, the initial term sheet will include key economic terms and other conditions proposed by the borrower and its representatives and the proposed timeline for the investment, which are reviewed by our investment team to determine if such terms and conditions are in agreement with Main Street's investment objectives.

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

  •
  regulatory compliance analysis; and

  •
  review by legal, environmental or other consultants, if applicable.

       Due diligence on a proposed Middle Market investment is generally performed on materials and information obtained from certain external resources and assessed internally by a minimum of two of our investment professionals, who work to understand the relationships among the prospective portfolio company's business plan, operations and financial performance using the accumulated due diligence information. Our Middle Market due diligence review includes some or all of the following:

  •
  detailed review of historical and projected financial statements;

  •
  in-depth industry, market, operational and strategy analysis;

  •
  regulatory compliance analysis; and

  •
  detailed review of the company's management team and their capabilities.

       During the due diligence process, significant attention is given to sensitivity analyses and how the company might be expected to perform given downside, base-case and upside scenarios. In certain cases, we may decide not to make an investment based on the results of the diligence process.

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

  •
  regulatory compliance analysis findings; and

  •
  detailed reconciliations of historical to pro forma results.

       Upon completion of a satisfactory due diligence review of a proposed Middle Market portfolio investment, the investment team presents the findings and a recommendation to our credit committee. The presentation contains information which can include, but is not limited to, the following:

  •
  company history and overview;

  •
  transaction overview, history and rationale, including an analysis of transaction strengths and risks;

  •
  analysis of key customers and suppliers;

  •
  an analysis of the company's business strategy;

  •
  investment structure and expected returns;

  •
  anticipated sources of repayment and potential exit strategies;

  •
  pro forma capitalization and ownership;

  •
  regulatory compliance analysis findings; and

  •
  an analysis of historical financial results and key financial ratios.

       If any adjustments to the transaction terms or structures are proposed by the investment committee or credit committee, as applicable, such changes are made and applicable analyses are updated prior to approval of the transaction. Approval for the transaction must be made by the affirmative vote from a majority of the members of the investment committee or credit committee, as applicable. Upon receipt of transaction approval, we will re-confirm regulatory compliance, process and finalize all required legal documents, and fund the investment.

  Post-Investment

       We continuously monitor the status and progress of the portfolio companies. We generally offer managerial assistance to our portfolio companies, giving them access to our investment experience, direct industry expertise and contacts. The same investment team that was involved in the investment process will continue its involvement in the portfolio company post-investment. This provides for continuity of knowledge and allows the investment team to maintain a strong business relationship with key management of our portfolio companies for post-investment assistance and monitoring purposes. As part of the monitoring process of LMM portfolio investments, the investment team will analyze monthly and quarterly financial statements versus the previous periods and year, review financial projections, meet and discuss issues or opportunities with management, attend board meetings and review all compliance certificates and covenants. While we maintain limited involvement in the ordinary course operations of our LMM portfolio companies, we maintain a higher level of involvement in non-ordinary course financing or strategic activities and any non-performing scenarios. We also monitor the performance of our Middle Market portfolio investments; however, due to the larger size and higher sophistication level of these Middle Market companies in comparison to our LMM portfolio companies, it is not necessary or practical to have as much direct management interface.

       We utilize an internally developed investment rating system to rate the performance of each LMM portfolio company and to monitor our expected level of returns on each of our LMM investments in relation to our expectations for the portfolio company. The investment rating system takes into consideration various factors, including but not limited to each investment's expected level of returns and the collectability of our debt investments, comparisons to competitors and other industry participants and the portfolio company's future outlook.

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

       The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in thousands)
1	$167,154	32.8%	$125,505	30.2%
2	130,168	25.5%	119,234	28.7%
3	189,188	37.0%	152,910	36.7%
4	23,799	4.7%	17,765	4.3%
5	—	0.0%	250	0.1%

Totals	$510,309	100.0%	$415,664	100.0%

       Based upon our investment rating system, the weighted average rating of our LMM portfolio as of December 31, 2012 and 2011 was approximately 2.1 and 2.2, respectively.

       For the total investment portfolio, as of December 31, 2012, we had no investments with positive fair value on non-accrual status and one fully impaired investment which comprised approximately 0.2% of the total portfolio investments at cost on non-accrual status, in each case excluding the investment in the affiliated Investment Manager. As of December 31, 2011, we had one investment with positive fair value on non-accrual status, which comprised less than 0.1% of the total portfolio investments at fair value and, together with another fully impaired investment, comprised approximately 0.9% of the total portfolio investments at cost, in each case excluding the investment in the affiliated Investment Manager.

  Exit Strategies/Refinancing

       While we generally exit most investments through the refinancing or repayment of our debt and redemption of our equity positions, we typically assist our LMM portfolio companies in developing and planning exit opportunities, including any sale or merger of our portfolio companies. We may also assist in the structure, timing, execution and transition of the exit strategy. The refinancing or repayment of Middle Market debt investments typically does not require our assistance due to the additional resources available to these larger, Middle Market companies.

DETERMINATION OF NET ASSET VALUE AND PORTFOLIO VALUATION PROCESS

       We determine the net asset value per share of our common stock on a quarterly basis. The net asset value per share is equal to our total assets minus liabilities and any noncontrolling interests outstanding divided by the total number of shares of common stock outstanding.

       We account for our LMM portfolio investments, Middle Market portfolio investments, Other Portfolio investments and investment in the Investment Manager at fair value. As a result, we follow the provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("Codification" or "ASC") 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable, and willing and able to transact.

       Our business strategy calls for us to invest primarily in illiquid securities issued by private, LMM companies and debt securities issued by Middle Market companies that are generally larger in size than the LMM companies. Our portfolio also includes Other Portfolio investments which primarily consist of investments which are not consistent with the typical profiles for our LMM and Middle Market portfolio investments, including investments which may be managed by third parties. All of our portfolio investments may be subject to restrictions on resale. LMM investments and Other Portfolio investments generally have no established trading market while Middle Market securities generally have established markets that are not active. We determine in good faith the fair value of our portfolio investments pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by our Board of Directors and in accordance with the 1940 Act. For LMM investments, we review external events, including private mergers, sales and acquisitions involving comparable companies, and include these events in the valuation process. For Middle Market portfolio debt and Other Portfolio debt investments, we primarily use observable inputs such as quoted prices in the valuation process. For Other Portfolio equity investments we generally value such investments based on the fair value of the portfolio company as determined by independent third parties, and based on our proportional ownership in the portfolio company, as well as the financial position and assessed risk of each of these portfolio investments. Our valuation policy and process is intended to provide a consistent basis for determining the fair value of the portfolio.

       For valuation purposes, "control" LMM portfolio investments are composed of debt and equity securities in companies for which we have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company's board of directors. Market quotations are generally not readily available for our control LMM portfolio investments. As a result, for control LMM portfolio investments, we determine the fair value using a combination of market and income approaches. Under the market approach, we will typically use the enterprise value methodology to determine the fair value of these investments. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, we analyze various factors, including the portfolio company's historical and projected financial results. We allocate the enterprise value to investments in order of the legal priority of the various components of the portfolio company's capital structure. We will also use the income approach to determine the fair value of these securities, based on projections of the discounted future free cash flows that the portfolio company or the debt security will likely generate, and which includes using a yield-to-maturity approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. The valuation approaches for our control LMM portfolio investments estimate the value of the investment if we were to sell, or exit, the investment. In addition, these valuation approaches consider the value associated with our ability to control the capital structure of the portfolio company, as well as the timing of a potential exit.

       For valuation purposes, "non-control" LMM portfolio investments are composed of debt and equity securities in companies for which we do not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company's board of directors. Market quotations are generally not readily available for non-control LMM portfolio investments. For our non-control LMM investments, we use a combination of the market and income approaches to value our equity investments and the income approach to value our debt investments similar to the approaches used for our control LMM portfolio investments, and which includes using a yield-to-maturity approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Our estimate of the expected repayment date of a LMM debt security is generally the legal maturity date of the instrument, as we generally intend to hold our LMM loans and debt securities to maturity. The yield-to-maturity analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. We will use the value determined by the yield-to-maturity analysis as the fair value for that security; however, because of our general intent to hold our loans to maturity, the fair value will not exceed the face amount of the LMM debt security. A change in the assumptions that we use to estimate the fair value of our LMM debt securities using the yield-to-maturity analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or if a LMM debt security is in workout status, we may consider other factors in determining the fair value of the LMM debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis.

       Pursuant to our internal valuation process and the requirements under the 1940 Act, we perform valuation procedures on our investments in each LMM portfolio company once a quarter. In addition to our internal valuation process, in arriving at estimates of fair value for our investments in LMM portfolio companies, we, among other things, consult with a nationally recognized independent advisor. The nationally recognized independent advisor is generally consulted relative to our investments in each LMM portfolio company at least once in every calendar year, and for our investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result is not in our stockholders' best interest, to consult with the nationally recognized independent advisor on our investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of our investment in a LMM portfolio company is determined to be insignificant relative to the total investment portfolio. We consulted with our independent advisor in arriving at our determination of fair value on our investments in a total of 47 LMM portfolio companies for the year ended December 31, 2012, representing approximately 80% of the total LMM portfolio and investment in the affiliated Investment Manager at fair value as of December 31, 2012 and on a total of 42 portfolio companies, including 41 LMM portfolio companies and our affiliated Investment Manager, for the year ended December 31, 2011, representing approximately 81% of the total LMM portfolio and investment in the affiliated Investment Manager at fair value as of December 31, 2011.

       For valuation purposes, all of our Middle Market portfolio investments are non-control investments for which we do not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company's board of directors. We primarily use observable inputs to determine the fair value of these investments through obtaining third party quotes or other independent pricing. For Middle Market portfolio investments for which sufficient observable inputs are not available to determine fair value, we use a combination of observable inputs through obtaining third party quotes or other independent pricing and an approach that is similar to the income approach using a yield-to-maturity model used to value our LMM portfolio debt investments.

       For valuation purposes, all of our Other Portfolio investments are non-control investments for which we generally do not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company's board of directors. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. We value our Other Portfolio equity investments based on the fair value of the portfolio company as determined by independent third parties and based on our proportional ownership in the portfolio company, as well as the financial position and assessed risk of each of these portfolio investments. For Other Portfolio debt investments with observable inputs, we determine the fair value of these investments through obtaining third party quotes or other independent pricing. To the extent observable inputs are not available for our Other Portfolio debt investments, we value these Other Portfolio debt investments through an approach similar to the income approach using a yield-to-maturity model used to value our non-control LMM portfolio debt investments.

       Due to the inherent uncertainty in the valuation process, our determination of fair value for our portfolio investments may differ materially from the values that would have been used had a ready market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. We determine the fair value of each individual investment and record changes in fair value as unrealized appreciation or depreciation.

       As described below, we undertake a multi-step valuation process each quarter in connection with determining the fair value of our investments, with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value of each individual investment.

  •
  Our quarterly valuation process begins with each LMM portfolio company or investment being initially valued by the investment team responsible for the portfolio investment;

  •
  The fair value determination for our Middle Market and Other Portfolio debt investments generally consists of observable inputs which are initially reviewed by the investment professionals responsible for the portfolio investment;

  •
  Preliminary valuation conclusions are then reviewed by and discussed with senior management, and the investment team considers and assesses, as appropriate, any changes that may be required to the preliminary valuations to address any comments provided by senior management;

  •
  As described above, a nationally recognized independent advisor engaged by the Board of Directors performs certain mutually agreed limited procedures that we and the Board of Directors have identified and asked them to perform on a selection of management's LMM portfolio company valuation conclusions;

  •
  The Audit Committee of our Board of Directors reviews management's valuations, and the investment team and senior management consider and assess, as appropriate, any changes that may be required to management's valuations to address any comments provided by the Audit Committee; and

  •
  The Board of Directors assesses the valuations and ultimately approves the fair value of each investment in our portfolio in good faith.

       Determination of fair value involves subjective judgments and estimates. The notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

COMPETITION

       We compete for investments with a number of investment funds (including private equity funds, mezzanine funds, BDCs, and SBICs), as well as traditional financial services companies such as commercial banks and other sources of financing. Many of the entities that compete with us have greater financial and managerial resources. We believe we are able to be competitive with these entities primarily on the basis of our focus toward the underserved LMM, the experience and contacts of our management team, our responsive and efficient investment analysis and decision-making processes, our comprehensive suite of customized financing solutions and the investment terms we offer.

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

EMPLOYEES

       As of December 31, 2012, we had 30 employees, each of whom was employed by the Investment Manager. These employees include investment and portfolio management professionals, operations professionals and administrative staff. As necessary, we will hire additional investment professionals and administrative personnel. All of our employees are located in our Houston, Texas office.

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

       In January 2008, we received an exemptive order from the SEC to exclude debt securities issued by MSMF and any other wholly owned subsidiaries of ours which operate as SBICs from the asset coverage requirements of the 1940 Act as applicable to Main Street. The exemptive order provides for the exclusion of all debt securities issued by the Funds, including the $225 million of currently outstanding debt related to their participation in the SBIC program. This exemptive order provides us with expanded capacity and flexibility in obtaining future sources of capital for our investment and operational objectives.

  Common Stock

       We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). A proposal, approved by our stockholders at our June 2012 annual meeting of stockholders, authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for the period ending on the earlier of (i) June 14, 2013, the one year anniversary of our 2012 annual meeting of stockholders, and (ii) the date of our 2013 annual meeting of stockholders. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. We do not currently expect to seek such approval at our 2013 annual meeting of stockholders because our common stock price per share has been trading significantly above the current net asset value per share of our common stock. On June 17, 2008, our stockholders approved another proposal that authorizes us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings. We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. See "Risk Factors — Risks Relating to Our Business and Structure — Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock."

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

  Small Business Investment Company Regulations

       Each of the Funds is licensed by the SBA to operate as a SBIC under Section 301(c) of the Small Business Investment Act of 1958. As a part of the Formation Transactions, MSMF became a wholly owned subsidiary of MSCC, and continues to hold its SBIC license. MSMF initially obtained its SBIC license in September 2002. As a part of the Exchange Offer Transactions, MSC II became a majority owned subsidiary of MSCC, and, as a part of the Final MSC II Exchange, MSC II became a wholly owned subsidiary of MSCC, and continues to hold the license it obtained in 2006.

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

       An SBIC may generally have outstanding debentures guaranteed by the SBA in amounts up to twice the amount of the privately-raised funds of the SBIC(s). Debentures guaranteed by the SBA have a maturity of ten years, require semi-annual payments of interest, do not require any principal payments prior to maturity, and are not subject to prepayment penalties. As of December 31, 2012, we, through the Funds, had $225 million of outstanding SBA-guaranteed debentures, which had an annual weighted average interest rate of approximately 4.7%.

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

  Taxation as a Regulated Investment Company

       MSCC has elected to be treated for federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code") commencing October 2, 2007. As a RIC, we generally do not have to pay corporate level federal income taxes on any income that we distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our "investment company taxable income," which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the "Annual Distribution Requirement").

       For any taxable year in which we qualify as a RIC and satisfy the Annual Distribution Requirement, we will not be subject to federal income tax on the portion of our income or capital gains we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

       We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending December 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years (the "Excise Tax Avoidance Requirement"). Dividends declared and paid by us in a year will generally differ from taxable income for that year as such dividends may include the distribution of current year taxable income, exclude amounts carried over into the following year, and include the distribution of prior year taxable income carried over into and distributed in the current year. For amounts we carry over into the following year, we will be required to pay the 4% excise tax based on 98% of our annual taxable income and 98.2% of our capital gain net income in excess of distributions for the year.

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

  •
  at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

  •
  no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, (i) of one issuer, (ii) of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of certain "qualified publicly traded partnerships" (collectively, the "Diversification Tests").

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

       We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments issued with warrants) and debt securities invested in at a discount to par, we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash such as PIK interest, cumulative dividends or amounts that are received in non-cash compensation such as warrants or stock. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

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

       We may distribute taxable dividends that are payable in part in our stock. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable by us in cash or in shares of stock (at the stockholders election) would satisfy the Annual Distribution Requirement. The Internal Revenue Service has issued private rulings indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. Under these rulings, if too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. Any distributions made consistent with these rulings that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as (i) ordinary income (including any qualified dividend income that, in the case of a noncorporate stockholder, may be eligible for the same reduced maximum tax rate applicable to long-term capital gains to the extent such distribution is properly reported by us as qualified dividend income and such stockholder satisfies certain minimum holding period requirements with respect to our stock) or (ii) long-term capital gain (to the extent such distribution is properly reported as a capital gain dividend), to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

  Failure to Qualify as a RIC

       If we fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions are applicable (which may, among other things, require us to pay certain corporate-level federal taxes or to dispose of certain assets).

       If we were unable to qualify for treatment as a RIC and the foregoing relief provisions are not applicable, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Such distributions would be taxable to our stockholders and, provided certain holding period and other requirements were met, could qualify for treatment as "qualified dividend income" eligible for the 15% (or effective as of January 1, 2013, 20%) rate applicable to qualified dividends to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributions would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder's tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 10 years, unless we made a special election to pay corporate-level tax on such built-in gain at the time of our requalification as a RIC.

Item 1A.    Risk Factors

       Investing in our securities involves a number of significant risks. In addition to the other information contained in this Annual Report on Form 10-K, you should consider carefully the following information before making an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock or the value of our other securities could decline, and you may lose all or part of your investment.

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

       Although we have been able to secure access to additional liquidity, including through the Credit Facility, periodic follow-on equity offerings and the leverage available through the SBIC program, the potential for volatility in the debt and equity capital markets provides no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all. Further, if the price of our common stock falls below our net asset value per share, we will be limited in our ability to sell new shares if we do not have shareholder authorization to sell shares at a price below net asset value per share. We do not intend to seek such shareholder authorization at our 2013 stockholder meeting.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

  Our investment portfolio is and will continue to be recorded at fair value, with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, our determination of fair value and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments.

       Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by us with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, our determination of fair value. Typically, there is not a public market for the securities of the privately held LMM companies in which we have invested and will generally continue to invest. As a result, we value these securities quarterly at fair value based on inputs from management, a nationally recognized independent advisor (on a rotational basis) and our audit committee with the oversight, review and approval of our Board of Directors. In addition, the market for Middle Market portfolio investments is generally not a liquid market, and therefore, we primarily use observable inputs to determine the fair value of these investments quarterly through obtaining third party quotes and other independent pricing, which are reviewed by our audit committee with the oversight, review and approval of our Board of Directors. See "Business — Determination of Net Asset Value and Portfolio Valuation Process" for a more detailed description of our valuation process.

       The determination of fair value and consequently, the amount of unrealized gains and losses in our portfolio, are to a certain degree, subjective and dependent on a valuation process approved by our Board of Directors. Certain factors that may be considered in determining the fair value of our investments include external events, such as private mergers, sales and acquisitions involving comparable companies. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize on one or more of our investments. As a result, investors purchasing our securities based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling our securities during a period in which the net asset value understates the value of our investments may receive a lower price for their securities than the value of our investments might warrant.

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

       We depend on the members of our investment team, particularly Vincent D. Foster, Todd A. Reppert, Dwayne L. Hyzak, Curtis L. Hartman, David L. Magdol, Nicholas T. Meserve, Robert M. Shuford and Rodger A. Stout for the identification, review, final selection, structuring, closing and monitoring of our investments. These employees have significant investment expertise and relationships that we rely on to implement our business plan. Although we have entered into a non-compete agreement with Mr. Foster, we have no guarantee that he or any other employees will remain employed with us. If we lose the services of these individuals, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer.

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

       Our executive officers and employees, in their capacities as personnel of the Investment Manager, may manage other investment funds that operate in the same or a related line of business as we do. Accordingly, they may have obligations to such other entities, the fulfillment of which obligations may not be in the best interests of us or our stockholders. In May 2012, we and the Investment Manager executed an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income Fund, Inc. ("HMS Income"), a non-publicly-traded BDC whose registration statement on Form N-2 was declared effective by the SEC in June 2012, to provide certain investment advisory services to HMS Adviser. Under the investment sub-advisory agreement, the Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS

Income. However, for the one-year period from the effective date of HMS Adviser's registration statement on Form N-2 through June 4, 2013, the Investment Manager has agreed to waive all such fees to the extent that distributions declared and payable by HMS Income would represent a return of capital for purposes of U.S. federal income tax. As a result, as of December 31, 2012, the Investment Manager has not received any base management fee or incentive fees under the investment sub-advisory agreement and the Investment Manager is not due any unpaid compensation for any base management fee or incentive fees under the investment sub-advisory agreement. The sub-advisory relationship requires the Investment Manager to commit resources to achieving HMS Income's investment objective, while such resources were previously solely devoted to achieving our investment objective. Our investment objective and investment strategies are very similar to those of HMS Income and it is likely that an investment appropriate for us or HMS Income would be appropriate for the other entity. As a result, the Investment Manager may face conflicts in allocating investment opportunities between us and HMS Income. Although the Investment Manager will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that, in the future, we may not be given the opportunity to participate in investments made by other investment funds managed by our officers or employees, such as HMS Income. In any such case, when the Investment Manager identifies an investment, it will be forced to choose which investment fund should make the investment. We have implemented an allocation policy to ensure the equitable distribution of such investment opportunities. We have applied to the SEC for exemptive relief to co-invest with HMS Income, and if the relief is granted, we intend to make such co-investments in accordance with the allocation percentage approved by the independent members of each company's board of directors.

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

       Our business will require capital to operate and grow. We may acquire such additional capital from the following sources:

         Senior Securities.    We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities. As a result of issuing senior securities, we will be exposed to additional risks, including the following:

      •
      Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% immediately after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we will be prohibited from issuing debt securities or preferred stock and/or borrowing money from banks or other financial institutions and may not be permitted to declare a dividend or make any distribution to stockholders or repurchase shares until such time as we satisfy this test.

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

       MSMF and MSC II, our wholly owned subsidiaries, are licensed to act as SBICs and are regulated by the SBA. The SBA also places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. Compliance with SBA requirements may cause the Funds to forego attractive investment opportunities that are not permitted under SBA regulations.

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

       Borrowings, also known as leverage, magnify the potential for gain or loss on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. We, through the Funds, issue debt securities guaranteed by the SBA and sold in the capital markets. As a result of its guarantee of the debt securities, the SBA has fixed dollar claims on the assets of the Funds that are superior to the claims of our securities holders. We may also borrow from banks and other lenders, including under our Credit Facility, and may issue debt securities or enter into other types of borrowing arrangements in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources" for a discussion regarding our Credit Facility. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique.

       As of December 31, 2012, we, through the Funds, had $225 million of outstanding indebtedness guaranteed by the SBA, which had a weighted average annualized interest cost of approximately 4.7% (exclusive of deferred financing costs). The debentures guaranteed by the SBA have a maturity of ten years, with a current weighted average remaining maturity of 6.4 years as of December 31, 2012, and require semi-annual payments of interest. We will need to generate sufficient cash flow to make required interest payments on the debentures. If we are unable to meet the financial obligations under the debentures, the SBA, as a creditor, will have a superior claim to the assets of the Funds over our stockholders in the event we liquidate or the SBA exercises its remedies under such debentures as the result of a default by us. In addition, as of December 31, 2012, we had $132 million outstanding under our Credit Facility. Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable LIBOR rate (0.21% as of December 31, 2012) plus 2.50% or (ii) the applicable base rate (Prime Rate, 3.25% as of December 31, 2012) plus 1.50%. Main Street pays unused commitment fees of 0.375% per annum on the average unused lender commitments under the Credit Facility. If we are unable to meet the financial obligations under the Credit Facility, the Credit Facility lending group will have a superior claim to the assets of MSCC and its subsidiaries (excluding the assets of the Funds) over our stockholders in the event we liquidate or the lending group exercises its remedies under the Credit Facility as the result of a default by us.

         Illustration.     The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Our Portfolio(1)
(net of expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder(2)	(18.4)%	(10.4)%	(2.3)%	5.7%	13.8%

(1)
Assumes $1.036 billion in total assets, $357.0 million in debt outstanding, $643.0 million in net assets, and an average cost of funds of 4.0%. Actual interest payments may be different.

(2)
In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2012 total assets of at least 1.4%.

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

       To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements:

  •
  The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income. For more information regarding tax treatment, see "Business Regulation." Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and are (and may in the future become) subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

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

       Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses. Moreover, if we fail to maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

  We may not be able to pay distributions to our stockholders, our distributions may not grow over time, and a portion of distributions paid to our stockholders may be a return of capital.

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

  We may have difficulty paying the distributions required to maintain RIC tax treatment under the Code if we recognize income before or without receiving cash representing such income.

       We will include in income certain amounts that we have not yet received in cash, such as: (i) amortization of original issue discount, which may arise if we receive warrants in connection with the origination of a loan such that ascribing a value to the warrants creates original issue discount in the debt instrument or possibly in other circumstances; (ii) contractual payment-in-kind, or PIK, interest, which represents contractual interest added to the loan balance and due at the end of the loan term; (iii) contractual preferred dividends, which represents contractual dividends added to the preferred stock and due at the end of the preferred stock term; or (iv) amortization of market discount, which is associated with loans purchased in the secondary market at a discount to par value. Such amortization of original issue discounts, increases in loan balances as a result of contractual PIK arrangements, cumulative preferred dividends, or amortization of market discount will be included in income before we receive the corresponding cash payments. We also may be required to include in income certain other amounts before we receive such amounts in cash. Investments structured with these features may represent a higher level of credit risk compared to investments generating income which must be paid in cash on a current basis. For the year ended December 31, 2012, (i) approximately 4.3% of our total investment income was attributable to PIK income not paid currently in cash, (ii) approximately 2.3% of our total investment income was attributable to amortization of original issue discount, (iii) approximately 0.3% of our total investment income was attributable to cumulative dividend income not paid currently in cash, and (iv) approximately 1.4% of our total investment income was attributable to amortization of market discount on loans purchased in the secondary market at a discount.

       Since, in certain cases, we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the annual distribution requirement necessary to maintain RIC tax treatment under the Code. Accordingly, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax. For additional discussion regarding the tax implications of a RIC, please see "Business Regulation."

  We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

       We may distribute taxable dividends that are payable in part in our stock. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable by us in cash or in shares of stock (at the stockholders election) would satisfy the Annual Distribution Requirement. The IRS has issued private letter rulings providing that a dividend payable in stock or in cash at the election of the stockholders will be treated as a taxable dividend eligible for the dividends paid deduction provided that at least 20% of the total dividend is payable in cash and certain other requirements are satisfied. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such dividend is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

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

  Because we intend to distribute substantially all of our income to our stockholders to maintain our status as a RIC, we will continue to need additional capital to finance our growth, and regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital and make distributions.

       In order to satisfy the requirements applicable to a RIC and to minimize corporate-level taxes, we intend to distribute to our stockholders substantially all of our net ordinary income and net capital gain income. We may carry forward excess undistributed taxable income into the next year, net of the 4% excise tax. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income. As a BDC, we generally are required to meet an asset coverage ratio, as defined in the 1940 Act, of at least 200% immediately after each issuance of senior securities. This requirement limits the amount that we may borrow and may prohibit us from making distributions. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so.

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

       The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below net asset value provided that our Board of Directors makes certain determinations. In this regard, on June 14, 2012, our common stockholders voted to allow us to issue common stock at a price below net asset value per share for the period ending on the earlier of (i) June 14, 2013, the one year anniversary of our 2012 annual meeting of stockholders, and (ii) the date of our 2013 annual meeting of stockholders. Continued access to this exception will require approval of similar proposals at future stockholder meetings. We do not currently expect to seek such approval at our 2013 annual meeting of stockholders because our common stock price per share has been trading significantly above the current net asset value per share of our common stock. At our 2008 annual meeting of stockholders, our stockholders approved a proposal to authorize us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock or securities to subscribe to, convert to, or purchase shares of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders' best interests.

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

  Terrorist attacks, acts of war or natural disasters may affect any market for our securities, impact the businesses in which we invest and harm our business, operating results and financial condition.

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

       We may not have the funds or ability to make additional investments in our portfolio companies. After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the extension of additional loans, the exercise of a warrant to purchase equity securities, or the funding of additional equity investments. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected yield on the investment.

  Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

       We invest primarily in the secured term debt of LMM and Middle Market companies and equity issued by LMM companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

       We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our securities.

  Changes in interest rates may affect our cost of capital and net investment income.

       Some of our debt investments will bear interest at variable rates and the interest income from these investments could be negatively affected by decreases in market interest rates. In addition, an increase in interest rates would make it more expensive for us to use debt to finance our investments. As a result, a significant increase in market interest rates could increase our cost of capital, which would reduce our net investment income. Also, an increase in interest rates available to investors could make an investment in our securities less attractive than alternative investments, a situation which could reduce the value of our securities. Conversely, a decrease in interest rates may have an adverse impact on our returns by requiring us to seek lower yields on our debt investments and by increasing the risk that our portfolio companies will prepay our debt investments, resulting in the need to redeploy capital at potentially lower rates. A decrease in market interest rates may also adversely impact our returns on idle funds, which would reduce our net investment income.

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

  Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.

       Our investments in foreign securities may involve significant risks in addition to the risks inherent in investments in U.S. securities. Our investment strategy contemplates potential investments in debt securities of foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in securities of U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

       Although most of our investments will be U.S. dollar-denominated, any investments denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments.

RISKS RELATING TO OUR SECURITIES

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

       We anticipate that, depending on market conditions and the amount of the capital, it may take us a substantial period of time to invest substantially all the capital in securities meeting our investment objective. During this period, we will invest the capital primarily in Marketable securities and idle funds investments, which may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. As a result, any distributions that we pay during such period may be substantially lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective. In addition, until such time as the net proceeds of any offering or from exiting an investment or other capital are invested in new securities meeting our investment objective, the market price for our securities may decline. Thus, the initial return on your investment may be lower than when, if ever, our portfolio is fully invested in securities meeting our investment objective.

  Investing in our securities may involve an above average degree of risk.

       The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies involve higher levels of risk, and therefore, an investment in our securities may not be suitable for someone with lower risk tolerance.

  The market price of our securities may be volatile and fluctuate significantly.

       Fluctuations in the trading prices of our securities may adversely affect the liquidity of the trading market for our securities and, if we seek to raise capital through future securities offerings, our ability to raise such capital. The market price and liquidity of the market for our securities may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

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

       The following table sets forth, for each fiscal quarter during 2012 and 2011, the range of high and low closing prices of our common stock as reported on the NYSE.

	High	Low
Fiscal year 2012
Fourth quarter	$30.84	$27.50
Third quarter	$29.53	$24.25
Second quarter	$26.68	$22.04
First quarter	$25.61	$21.18
Fiscal year 2011
Fourth quarter	$21.24	$17.03
Third quarter	$19.39	$15.98
Second quarter	$19.03	$17.99
First quarter	$19.71	$17.86

       On March 7, 2013 the last sale price of our common stock on the NYSE was $33.03 per share, and there were approximately 202 holders of record of the common stock which did not include shareholders for whom shares are held in "nominee" or "street name."

       Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from net asset value per share or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value per share will decrease. It is not possible to predict whether our common stock will trade at, above, or below net asset value per share. Since our IPO in October 2007, our shares of common stock have traded at prices both less than and exceeding our net asset value per share.

       We currently pay monthly dividends to our stockholders. Our monthly dividends, if any, will be determined by our Board of Directors on a quarterly basis.

       The following table summarizes our dividends declared to date:

Date Declared	Record Date	Payment Date	Amount(1)
Fiscal year 2013
March 5, 2013	May 21, 2013	June 14, 2013	$0.155
March 5, 2013	April 19, 2013	May 15, 2013	$0.155
March 5, 2013	March 21, 2013	April 15, 2013	$0.155
November 6, 2012	February 21, 2013	March 15, 2013	$0.150
November 6, 2012	January 18, 2013	February 15, 2013	$0.150
November 6, 2012	January 4, 2013	January 23, 2013	$0.350
November 6, 2012	December 20, 2012	January 15, 2013	$0.150	(2)

Total			$1.265

Fiscal year 2012
July 31, 2012	November 21, 2012	December 14, 2012	$0.150	(2)
July 31, 2012	October 19, 2012	November 15, 2012	$0.150	(2)
July 31, 2012	September 20, 2012	October 15, 2012	$0.150	(2)
May 1, 2012	August 21, 2012	September 14, 2012	$0.145	(2)
May 1, 2012	July 20, 2012	August 15, 2012	$0.145	(2)
May 1, 2012	June 21, 2012	July 16, 2012	$0.145	(2)
March 6, 2012	May 21, 2012	June 15, 2012	$0.140	(2)
March 6, 2012	April 20, 2012	May 15, 2012	$0.140	(2)
March 6, 2012	March 21, 2012	April 16, 2012	$0.140	(2)
December 8, 2011	February 22, 2012	March 15, 2012	$0.135	(2)
December 8, 2011	January 18, 2012	February 15, 2012	$0.135	(2)
December 8, 2011	December 21, 2011	January 16, 2012	$0.135	(3)

Total			$1.710

Fiscal year 2011
August 4, 2011	November 21, 2011	December 15, 2011	$0.135	(3)
August 4, 2011	October 20, 2011	November 15, 2011	$0.135	(3)
August 4, 2011	September 21, 2011	October 14, 2011	$0.135	(3)
June 7, 2011	June 22, 2011	July 15, 2011	$0.130	(3)
June 7, 2011	July 21, 2011	August 15, 2011	$0.130	(3)
June 7, 2011	August 19, 2011	September 15, 2011	$0.130	(3)
March 9, 2011	March 24, 2011	April 15, 2011	$0.130	(3)
March 9, 2011	April 21, 2011	May 16, 2011	$0.130	(3)
March 9, 2011	May 20, 2011	June 15, 2011	$0.130	(3)
December 9, 2010	February 22, 2011	March 15, 2011	$0.125	(3)
December 9, 2010	January 20, 2011	February 15, 2011	$0.125	(3)
December 9, 2010	January 6, 2011	January 14, 2011	$0.125	(3)

Total			$1.560

Fiscal year 2010
September 8, 2010	November 19, 2010	December 15, 2010	$0.125	(4)
September 8, 2010	October 21, 2010	November 15, 2010	$0.125	(4)
September 8, 2010	September 23, 2010	October 15, 2010	$0.125	(4)
June 3, 2010	August 20, 2010	September 15, 2010	$0.125	(4)
June 3, 2010	July 21, 2010	August 16, 2010	$0.125	(4)
June 3, 2010	June 21, 2010	July 15, 2010	$0.125	(4)
March 9, 2010	May 20, 2010	June 15, 2010	$0.125	(4)
March 9, 2010	April 21, 2010	May 14, 2010	$0.125	(4)
March 9, 2010	March 25, 2010	April 15, 2010	$0.125	(4)
December 8, 2009	February 22, 2010	March 15, 2010	$0.125	(4)
December 8, 2009	January 21, 2010	February 16, 2010	$0.125	(4)
December 8, 2009	January 6, 2010	January 15, 2010	$0.125	(4)

Total			$1.500

	Amount(1)
Fiscal year 2009
Total	$1.500	(5),(6)

Fiscal year 2008
Total	$1.425	(6)

Fiscal year 2007
Total	$0.330	(7)

Cumulative dividends declared or paid	$9.290

(1)
The determination of the tax attributes of Main Street's distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the 15% tax rate (or effective as of January 1, 2013, 20%) applicable to "qualified dividend income" from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations.

(2)
These dividends attributable to fiscal year 2012 were comprised of ordinary income of $0.923 per share, long term capital gain of $0.748 per share, and qualified dividend income of $0.054 per share, and included dividends with a record date during fiscal year 2012, including the dividend declared and accrued as of December 31, 2012 and paid on January 15, 2013, pursuant to the Code.

(3)
These dividends attributable to fiscal year 2011 were comprised of ordinary income of $1.253 per share, long term capital gain of $0.373 per share, and qualified dividend income of $0.069 per share, and included dividends with a record date during fiscal year 2011, including the dividend declared and accrued as of December 31, 2011 and paid on January 16, 2012, pursuant to the Code.

(4)
These dividends attributable to fiscal year 2010 were comprised of ordinary income of $1.220 per share, long term capital gain of $0.268 per share, and qualified dividend income of $0.012 per share.

(5)
These dividends attributable to fiscal year 2009 were comprised of ordinary income of $1.218 per share and long term capital gain of $0.157 per share.

(6)
These dividends attributable to fiscal year 2008 were comprised of ordinary income of $0.953 per share and long term capital gain of $0.597 per share, and included dividends with a record date during fiscal year 2008, including the $0.125 per share dividend declared and accrued as of December 31, 2008 and paid on January 15, 2009, pursuant to the Code.

(7)
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

       We may distribute taxable dividends that are payable in part in our stock. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable by us in cash or in shares of stock (at the stockholders election) would satisfy the Annual Distribution Requirement. The IRS has issued private letter rulings providing that a dividend payable in stock or in cash at the election of the stockholders will be treated as a taxable dividend eligible for the dividends paid deduction provided that at least 20% of the total dividend is payable in cash and certain other requirements are satisfied. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such dividend is properly reported as a capital gain dividend), to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

       We have adopted a dividend reinvestment plan ("DRIP") that provides for the reinvestment of dividends on behalf of our stockholders, unless a stockholder has elected to receive dividends in cash. As a result, if we declare a cash dividend, our stockholders who have not "opted out" of the DRIP by the dividend record date will have their cash dividend automatically reinvested into additional shares of MSCC common stock. We have the option to satisfy the share requirements of the DRIP through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly-issued shares will be valued based upon the final closing price of MSCC's common stock on a valuation date determined for each dividend by our Board of Directors. Shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator, before any associated brokerage or other costs.

SALES OF UNREGISTERED SECURITIES

       During 2012, we issued a total of 229,634 unregistered shares of our common stock in connection with the Final MSC II Exchange pursuant to the exemption from registration provided by Section 4(2) under the Securities Act of 1933. The aggregate value of such shares was approximately $5.3 million.

       During 2012, we issued a total of 349,960 shares of our common stock under the DRIP pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of our common stock issued under the DRIP during 2012 was approximately $8.9 million.

PURCHASES OF EQUITY SECURITIES

       None.

STOCK PERFORMANCE GRAPH

       The following graph compares the stockholder return on our common stock from October 5, 2007 to December 31, 2012 with the Russell 2000 Index and the Main Street Peer Group index (as defined below). This comparison assumes $100.00 was invested on October 5, 2007 (the date our common stock began to trade in connection with our initial public offering) in our common stock and in the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

COMPARISON OF STOCKHOLDER RETURN(1)
Among Main Street Capital Corporation, the Russell 2000 Index and Main Street Peer Group
(For the Period October 5, 2007 to December 31, 2012)

(1)
Total return includes reinvestment of dividends through December 31, 2012.

(2)
The Main Street Peer Group index is composed of American Capital, Ltd., Apollo Investment Corporation, Ares Capital Corporation, BlackRock Kelso Capital Corporation, Fidus Investment Corporation, Fifth Street Finance Corp., Gladstone Investment Corporation, Golub Capital BDC, Inc., Gladstone Capital Corporation, Horizon Technology Finance Corporation, Hercules Technology Growth Capital, Inc., KCAP Financial, Inc., Keating Capital, Inc., Medley Capital Corporation, MCG Capital Corporation, Monroe Capital Corporation, MVC Capital, Inc., NGP Capital Resources Company, New Mountain Finance Corporation, OFS Capital Corporation, PennantPark Floating Rate Capital Ltd., PennantPark Investment Corporation, Prospect Capital Corporation, Saratoga Investment Corp., Solar Capital Ltd., Solar Senior Capital Ltd., Stellus Capital Investment Corporation, Triangle Capital Corporation, TCP Capital Corp., THL Credit, Inc., TICC Capital Corp., Harris & Harris Group, Inc., and WhiteHorse Finance, Inc.

Item 6.    Selected Financial Data

       The selected financial and other data below reflects the consolidated operations of Main Street and its subsidiaries for the years ended December 31, 2012, 2011, 2010, 2009 and 2008. The selected financial data at December 31, 2012, 2011, 2010, 2009 and 2008 and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, have been derived from consolidated financial statements that have been audited by Grant Thornton LLP, an independent registered public accounting firm. You should read this selected financial and other data in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Statement of operations data:
Investment income:
Total interest, fee and dividend income	$88,858	$65,045	$35,645	$14,514	$16,123
Interest from idle funds and other	1,662	1,195	863	1,488	1,172

Total investment income	90,520	66,240	36,508	16,002	17,295

Expenses:
Interest	(15,631)	(13,518)	(9,058)	(3,791)	(3,778)
General and administrative	(2,330)	(2,483)	(1,437)	(1,351)	(1,684)
Expenses reimbursed to Investment Manager	(10,669)	(8,915)	(5,263)	(570)	(1,007)
Share-based compensation	(2,565)	(2,047)	(1,489)	(1,068)	(511)

Total expenses	(31,195)	(26,963)	(17,247)	(6,780)	(6,980)

Net investment income	59,325	39,277	19,261	9,222	10,315
Total net realized gain (loss) from investments	16,479	2,639	(2,880)	(7,798)	1,398

Net realized income	75,804	41,916	16,381	1,424	11,713
Total net change in unrealized appreciation (depreciation) from investments	44,464	34,989	13,046	8,881	(3,012)
Total net change in unrealized appreciation (depreciation) from SBIC debentures and investment in the Investment Manager	(5,004)	(6,511)	6,593	(639)	(949)
Income tax benefit (provision)	(10,820)	(6,288)	(941)	2,290	3,182
Bargain purchase gain	—	—	4,891	—	—

Net increase in net assets resulting from operations	104,444	64,106	39,970	11,956	10,934
Noncontrolling interest	(54)	(1,139)	(1,226)	—	—

Net increase in net assets resulting from operations attributable to common stock	$104,390	$62,967	$38,744	$11,956	$10,934

Net investment income per share — basic and diluted	$2.01	$1.69	$1.16	$0.92	$1.13
Net realized income per share — basic and diluted	$2.56	$1.80	$0.99	$0.14	$1.29
Net increase in net assets resulting from operations attributable to common stock per share — basic and diluted	$3.53	$2.76	$2.38	$1.19	$1.20
Weighted average shares outstanding — basic and diluted	29,540,114	22,850,299	16,292,846	10,042,639	9,095,904

	As of December 31,
	2012		2011		2010		2009	2008
	(dollars in thousands)
Balance sheet data:
Assets:
Total portfolio investments at fair value	$924,431		$658,093		$407,987		$159,154	$127,007
Marketable securities and idle funds investments	28,535		26,242		9,577		839	4,390
Cash and cash equivalents	63,517		42,650		22,334		30,620	35,375
Deferred tax asset, net	—		—		1,958		2,716	1,121
Interest receivable and other assets	14,580		6,539		4,524		1,510	1,101
Deferred financing costs, net of accumulated amortization	5,162		4,168		2,544		1,611	1,635

Total assets	$1,036,225		$737,692		$448,924		$196,450	$170,629

Liabilities and net assets:
SBIC debentures at fair value(1)	$211,467		$201,887		$155,558		$65,000	$55,000
Credit facility	132,000		107,000		39,000		—	—
Payable for securities purchased	20,661		—		—		—	—
Deferred tax liability, net	11,778		3,776		—		—	—
Interest payable	3,562		3,984		3,195		1,069	1,108
Dividend payable	5,188		2,856		—		—	726
Accounts payable and other liabilities	8,593		7,001		1,188		721	1,439

Total liabilities	393,249		326,504		198,941		66,790	58,273
Total net asset value	642,976		405,711		245,535		129,660	112,356
Noncontrolling interest	—		5,477		4,448		—	—

Total liabilities and net assets	$1,036,225		$737,692		$448,924		$196,450	$170,629

Other data:
Weighted average effective yield on LMM debt investments(2)	14.2%		14.8%		14.5%		14.3%	14.0%
Number of LMM portfolio companies	59		54		44		35	31
Weighted average effective yield on Middle Market debt investments(2)	8.8%		9.5%		10.5%		11.8%	N/A
Number of Middle Market portfolio companies	85		57		32		6	N/A
Expense ratios (as percentage of average net assets):
Total expenses, including income tax expense	8.2	%(3)	9.8	%(3)	8.8	%(3)	5.6%	6.1%
Operating expenses	6.1	%(3)	8.0	%(3)	8.3	%(3)	5.6%	6.1%
Operating expenses, excluding interest expense	3.0	%(3)	4.0	%(3)	4.0	%(3)	2.5%	2.8%

(1)
SBIC debentures for December 31, 2012, 2011 and 2010 are $225,000, $220,000 and $180,000 at par, with par of $100,000 for 2012, and $95,000 for 2011 and 2010 recorded at fair value of $86,467, $76,887 and $70,558, as of December 31, 2012, 2011 and 2010, respectively. SBIC debentures for December 31, 2009 and 2008 are recorded at par.

(2)
Weighted average effective yield is calculated based on our debt investments at the end of each period and includes amortization of deferred debt origination fees and accretion of original issue discount, but excludes fees payable upon repayment of the debt investments and any debt investments on non-accrual status.

(3)
Ratios are net of amounts attributable to the noncontrolling equity interests in MSC II for the periods prior to the completion of the Final MSC II Exchange during the first quarter of 2012.

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

       On January 7, 2010, MSCC consummated transactions (the "Exchange Offer") to exchange 1,239,695 shares of its common stock for approximately 88% of the total dollar value of the limited partner interests in Main Street Capital II, LP ("MSC II" and, together with MSMF, the "Funds"). Pursuant to the terms of the Exchange Offer, 100% of the membership interests in the general partner of MSC II, Main Street Capital II GP, LLC ("MSC II GP"), were also transferred to MSCC for no consideration. MSC II commenced operations in January 2006, is an investment fund that operates as an SBIC and is also managed by the Investment Manager. During the first quarter of 2012, MSCC exchanged 229,634 shares of its common stock to acquire all of the remaining minority ownership in the total dollar value of the MSC II limited partnership interests, including approximately 5% owned by affiliates of MSCC (the "Final MSC II Exchange"). After the completion of the Final MSC II Exchange, MSCC owns 100% of MSC II. The Exchange Offer and related transactions, including the transfer of the MSC II GP interests and the Final MSC II Exchange, are collectively termed the "Exchange Offer Transactions."

       MSCC has elected to be treated for federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, MSCC generally will not pay corporate-level federal income taxes on any net ordinary income or capital gains that it distributes to its stockholders as dividends.

       MSCC has direct and indirect wholly owned subsidiaries that have elected to be taxable entities (the "Taxable Subsidiaries"). The primary purpose of these entities is to hold certain investments that generate "pass through" income for tax purposes. The Taxable Subsidiaries are each taxed at their normal corporate tax rates based on their taxable income.

       Unless otherwise noted or the context otherwise indicates, the terms "we," "us," "our" and "Main Street" refer to MSCC and its consolidated subsidiaries, which include the Funds and the Taxable Subsidiaries.

OVERVIEW

       We are a principal investment firm primarily focused on providing customized debt and equity financing to lower middle market ("LMM") companies and debt capital to middle market ("Middle Market") companies. Our portfolio investments are typically made to support management buyouts, recapitalizations, growth financings, refinancings and acquisitions of companies that operate in diverse industry sectors. We seek to partner with entrepreneurs, business owners and management teams and generally provide "one stop" financing alternatives within our LMM portfolio. We invest primarily in secured debt investments, equity investments, warrants and other securities of LMM companies based in the United States and in secured debt investments of Middle Market companies generally headquartered in the United States. Our principal investment objective is to maximize our portfolio's total return by generating current income from our debt investments and capital appreciation from our equity and equity related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. Our LMM companies generally have annual revenues between $10 million and $150 million, and our LMM portfolio investments generally range in size from $5 million to $25 million. Our Middle Market investments are made in businesses that are generally larger in size than our LMM portfolio companies, with annual revenues typically between $150 million and $1.5 billion, and our Middle Market investments generally range in size from $3 million to $15 million. Our other portfolio ("Other Portfolio") investments primarily consist of investments which are not consistent with the typical profiles for our LMM and Middle Market portfolio investments, including investments which may be managed by third parties. In our Other Portfolio, we may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds.

       We seek to fill the current financing gap for LMM businesses, which, historically, have had more limited access to financing from commercial banks and other traditional sources. The underserved nature of the LMM creates the opportunity for us to meet the financing needs of LMM companies while also negotiating favorable transaction terms and equity participations. Our ability to invest across a company's capital structure, from senior secured loans to equity securities, allows us to offer portfolio companies a comprehensive suite of financing options, or a "one stop" financing solution. Providing customized, "one stop" financing solutions has become even more relevant to our LMM portfolio companies in the current investing environment. We generally seek to partner directly with entrepreneurs, management teams and business owners in making our investments. Our LMM portfolio debt investments are generally secured by a first lien on the assets of the portfolio company and typically have a term of between five and seven years. We believe that our LMM investment strategy has a lower correlation to the broader debt and equity markets.

       As of December 31, 2012, we had debt and equity investments in 59 LMM portfolio companies with an aggregate fair value of approximately $510.3 million, a total cost basis of approximately $408.0 million, and a weighted average annual effective yield on our LMM debt investments of approximately 14.2%. As of December 31, 2012, approximately 76% of our total LMM portfolio investments at cost were in the form of debt investments and approximately 94% of such debt investments at cost were secured by first priority liens on the assets of our LMM portfolio companies. At December 31, 2012, we had equity ownership in approximately 90% of our LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 32%. As of December 31, 2011, we had debt and equity investments in 54 LMM portfolio companies with an aggregate fair value of approximately $415.7 million, a total cost basis of approximately $349.0 million and a weighted average annual effective yield on our LMM debt investments of approximately 14.8%. As of December 31, 2011, approximately 74% of our total LMM portfolio investments at cost were in the form of debt investments and approximately 93% of such debt investments at cost were secured by first priority liens on the assets of our LMM portfolio companies. At December 31, 2011, we had equity ownership in approximately 94% of our LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 34%. The weighted average annual yields were computed using the effective interest rates for all debt investments as of December 31, 2012 and 2011, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt investments and any debt investments on non-accrual status.

       In addition to our LMM investment strategy, we pursue investments in Middle Market companies. Our Middle Market portfolio investments primarily consist of direct or secondary investments in interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in our LMM portfolio. Our Middle Market portfolio debt investments are generally secured by either a first or second priority lien on the assets of the portfolio company and typically have a term of between three and five years.

       As of December 31, 2012, we had Middle Market portfolio investments in 85 companies collectively totaling approximately $390.0 million in fair value with a total cost basis of approximately $385.5 million. The weighted average annual revenue for the 85 Middle Market portfolio company investments was approximately $513.5 million as of December 31, 2012. As of December 31, 2012, almost all of our Middle Market portfolio investments were in the form of debt investments and approximately 92% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on our Middle Market portfolio debt investments was approximately 8.8% as of December 31, 2012. As of December 31, 2011, we had Middle Market portfolio investments in 57 companies collectively totaling approximately $226.5 million in fair value with a total cost basis of approximately $228.9 million. The weighted average annual revenue for the 57 Middle Market portfolio company investments was approximately $472.6 million as of December 31, 2011. As of December 31, 2011, almost all of our Middle Market portfolio investments were in the form of debt investments and approximately 82% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on our Middle Market portfolio debt investments was approximately 9.5% as of December 31, 2011. The weighted average annual yields were computed using the effective interest rates for all debt investments as of December 31, 2012 and 2011, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt investments.

       As of December 31, 2012, we had Other Portfolio investments in 3 companies collectively totaling approximately $24.1 million in fair value and approximately $23.6 million in cost basis and which comprised 2.6% of our investment portfolio at fair value as of December 31, 2012. As of December 31, 2011, we had Other Portfolio investments in 3 companies collectively totaling approximately $14.1 million in both fair value and cost basis and which comprised 2.1% of our investment portfolio at fair value as of December 31, 2011.

       Our portfolio investments are generally made through MSCC and the Funds. MSCC and the Funds share the same investment strategies and criteria, although they are subject to different regulatory regimes. An investor's return in MSCC will depend, in part, on the Funds' investment returns as MSMF and MSC II are both wholly owned subsidiaries of MSCC.

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

       MSCC and its consolidated subsidiaries are internally managed by the Investment Manager, a wholly owned subsidiary of MSCC, which employs all of the executive officers and other employees of Main Street. Because the Investment Manager is wholly owned by MSCC, Main Street does not pay any external investment advisory fees, but instead incurs the operating costs associated with employing investment and portfolio management professionals through the Investment Manager. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly-traded and privately-held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio. For the years ended December 31, 2012 and 2011, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.8% and 2.2% respectively.

       In addition, during May 2012, we and the Investment Manager executed an investment sub-advisory agreement with HMS Adviser, LP, which is the investment advisor to HMS Income Fund, Inc., a non publicly-traded BDC whose registration statement on Form N-2 was declared effective by the SEC in June 2012, to provide certain investment advisory services to HMS Adviser, LP. We are initially providing such investment advisory services to HMS Adviser, LP, but ultimately intend that the Investment Manager provide such services because the fees we receive from such arrangement could otherwise have negative consequences on our ability to meet the source-of-income requirement necessary for us to maintain our RIC tax treatment. We will need to obtain certain relief from the SEC before the Investment Manager is permitted to provide these services to HMS Adviser, LP, which we are seeking, but there can be no assurance that we will obtain such relief.

CRITICAL ACCOUNTING POLICIES

  Basis of Presentation

       Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For the three years ended December 31, 2012, 2011 and 2010, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries, which include the Funds and the Taxable Subsidiaries. Portfolio investments, as used herein, refers to all of our portfolio investments in LMM companies, Middle Market portfolio investments, Other Portfolio investments and our investment in the Investment Manager but excludes all of our "Marketable securities and idle funds investments." Marketable securities and idle funds investments are classified as financial instruments and are reported separately on our Consolidated Balance Sheets and Consolidated Schedule of Investments due to the nature of such investments. Our results of operations for the three years ended December 31, 2012, 2011 and 2010, cash flows for the three years ended December 31, 2012, 2011 and 2010 and financial position as of December 31, 2012 and 2011, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current financial statement presentation, including certain investments previously classified as Marketable securities and idle funds investments that are now considered a part of the Middle Market portfolio and are now classified as "Non-Control/Non-Affiliate investments."

       Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the Audit and Accounting Guide for Investment Companies issued by the American Institute of Certified Public Accountants (the "AICPA Guide"), we are precluded from consolidating portfolio company investments, including those in which we have a controlling interest, unless the portfolio company is another investment company. An exception to this general principle in the AICPA Guide occurs if we own a controlled operating company that provides all or substantially all of its services directly to us, or to an investment company of ours. None of the investments made by us qualify for this exception. Therefore, our portfolio investments are carried on the balance sheet at fair value, as discussed further in Note B to our consolidated financial statements, with any adjustments to fair value recognized as "Net Change in Unrealized Appreciation (Depreciation)" on our Statement of Operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a "Net Realized Gain (Loss) from Investments."

  Portfolio Investment Valuation

       The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our portfolio investments and the related amounts of unrealized appreciation and depreciation. As of December 31, 2012 and 2011, approximately 89% of our total assets at each date represented investments in portfolio companies valued at fair value (including our investment in the Investment Manager). We are required to report our investments at fair value. We follow the provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("Codification" or "ASC") 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

       Our business strategy calls for us to invest primarily in illiquid securities issued by private, LMM companies and debt securities issued by Middle Market companies that are generally larger in size than the LMM companies. Our portfolio also includes Other Portfolio investments which primarily consist of investments which are not consistent with the typical profiles for our LMM and Middle Market portfolio investments, including investments which may be managed by third parties. All of our portfolio investments may be subject to restrictions on resale. LMM investments and Other Portfolio investments generally have no established trading market while Middle Market securities generally have established markets that are not active. We determine in good faith the fair value of our portfolio investments pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by our Board of Directors and in accordance with the 1940 Act. For LMM investments, we review external events, including private mergers, sales and acquisitions involving comparable companies, and include these events in the valuation process. For Middle Market portfolio debt and Other Portfolio debt investments, we primarily use observable inputs such as quoted prices in the valuation process. For Other Portfolio equity investments we generally value such investments based on the fair value of the portfolio company as determined by independent third parties, and based on our proportional ownership in the portfolio company, as well as the financial position and assessed risk of each of these portfolio investments. Our valuation policy and process is intended to provide a consistent basis for determining the fair value of our portfolio.

       For valuation purposes, "control" LMM portfolio investments are composed of debt and equity securities in companies for which we have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company's board of directors. Market quotations are generally not readily available for our control LMM portfolio investments. As a result, for control LMM portfolio investments, we determine the fair value using a combination of market and income approaches. Under the market approach, we will typically use the enterprise value methodology to determine the fair value of these investments. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, we analyze various factors, including the portfolio company's historical and projected financial results. We allocate the enterprise value to investments in order of the legal priority of the various components of the portfolio company's capital structure. We will also use the income approach to determine the fair value of these securities, based on projections of the discounted future free cash flows that the portfolio company or the debt security will likely generate, and which includes using a yield-to-maturity approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. The valuation approaches for our control LMM portfolio investments estimate the value of the investment if we were to sell, or exit, the investment. In addition, these valuation approaches consider the value associated with our ability to control the capital structure of the portfolio company, as well as the timing of a potential exit.

       For valuation purposes, "non-control" LMM portfolio investments are composed of debt and equity securities in companies for which we do not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company's board of directors. Market quotations are generally not readily available for non-control LMM portfolio investments. For our non-control LMM investments, we use a combination of the market and income approaches to value our equity investments and the income approach to value our debt investments similar to the approaches used for our control LMM portfolio investments, and which includes using a yield-to-maturity approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Our estimate of the expected repayment date of a LMM debt security is generally the legal maturity date of the instrument, as we generally intend to hold our LMM loans and debt securities to maturity. The yield-to-maturity analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. We will use the value determined by the yield-to-maturity analysis as the fair value for that security; however, because of our general intent to hold our loans to maturity, the fair value will not exceed the face amount of the LMM debt security. A change in the assumptions that we use to estimate the fair value of our LMM debt securities using the yield-to-maturity analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or if a LMM debt security is in workout status, we may consider other factors in determining the fair value of the LMM debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis.

       Our Middle Market portfolio investments primarily consist of direct or secondary investments in interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in our investment portfolio. For valuation purposes, all of our Middle Market portfolio investments are non control investments for which we do not have a controlling interest in the portfolio company, or the ability to nominate a majority of the portfolio company's board of directors. We primarily use observable inputs to determine the fair value of these investments through obtaining third party quotes or other independent pricing. For Middle Market portfolio investments for which sufficient observable inputs are not available to determine fair value, we use a combination of observable inputs through obtaining third party quotes or other independent pricing and an approach that is similar to the income approach using a yield to maturity model used to value our LMM portfolio debt investments.

       For valuation purposes, all of our Other Portfolio investments are non-control investments for which we generally do not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company's board of directors. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. We value our Other Portfolio equity investments based on the fair value of the portfolio company as determined by independent third parties and based on our proportional ownership in the portfolio company, as well as the financial position and assessed risk of each of these portfolio investments. For Other Portfolio debt investments with observable inputs, we determine the fair value of these investments through obtaining third party quotes or other independent pricing. To the extent observable inputs are not available for our Other Portfolio debt investments, we value these Other Portfolio debt investments through an approach similar to the income approach using a yield-to-maturity model used to value our non-control LMM portfolio debt investments.

       Due to the inherent uncertainty in the valuation process, our determination of fair value for our portfolio investments may differ materially from the values that would have been used had a ready market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. We determine the fair value of each individual investment and record changes in fair value as unrealized appreciation or depreciation.

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

  Fee Income

       We may periodically provide services, including structuring and advisory services, to our portfolio companies. For services that are separately identifiable and evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment or other applicable transaction closes. Fees received in connection with debt financing transactions for services that do not meet these criteria are treated as debt origination fees and are deferred and accreted into interest income over the life of the financing.

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

       The Taxable Subsidiaries hold certain portfolio investments for us. The Taxable Subsidiaries are consolidated with us for financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in our consolidated financial statements. The principal purpose of the Taxable Subsidiaries is to permit us to hold equity investments in portfolio companies which are "pass through" entities for tax purposes in order to comply with the "source income" requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for income tax purposes and may generate income tax expense or income tax benefit as a result of their ownership of various portfolio investments. This income tax expense or benefit, if any, is reflected in our Consolidated Statement of Operations.

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

       Middle Market portfolio investments primarily consist of direct or secondary investments in interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in our LMM portfolio. Our Middle Market portfolio debt investments are generally secured by either a first or second priority lien.

       The following table summarizes the composition of our LMM investment portfolio, Middle Market investment portfolio, and total combined LMM and Middle Market investment portfolio at cost and fair value by type of investment as a percentage of the total LMM investment portfolio, the total Middle Market investment portfolio and the total combined LMM and Middle Market investment portfolio as of December 31, 2012 and 2011 (this information excludes the Other Portfolio investments and the Investment Manager).

	December 31, 2012			December 31, 2011
Cost:	LMM	Middle Market	Total	LMM	Middle Market	Total
First lien debt	71.5%	91.4%	81.1%	69.5%	81.8%	74.4%
Equity	20.0%	0.2%	10.4%	20.5%	0.2%	12.5%
Second lien debt	4.9%	7.2%	6.0%	5.0%	18.0%	10.1%
Equity warrants	3.6%	0.0%	1.9%	5.0%	0.0%	3.0%
Other	0.0%	1.2%	0.6%	0.0%	0.0%	0.0%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	December 31, 2012			December 31, 2011
Fair Value:	LMM	Middle Market	Total	LMM	Middle Market	Total
First lien debt	57.4%	91.3%	72.1%	57.7%	81.7%	66.2%
Equity	32.8%	0.2%	18.7%	29.0%	0.3%	18.8%
Second lien debt	3.9%	7.3%	5.4%	4.4%	18.0%	9.2%
Equity warrants	5.9%	0.0%	3.3%	8.9%	0.0%	5.8%
Other	0.0%	1.2%	0.5%	0.0%	0.0%	0.0%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

       The following table shows the LMM investment portfolio, the Middle Market investment portfolio, and the total combined LMM and Middle Market investment portfolio composition by geographic region of the United States or other countries at cost and fair value as a percentage of the total LMM investment portfolio, the total Middle Market investment portfolio, and the total combined LMM and Middle Market investment portfolio, as of December 31, 2012 and 2011 (this information excludes the Other Portfolio investments and the Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	December 31, 2012			December 31, 2011
Cost:	LMM	Middle Market	Total	LMM	Middle Market	Total
Southwest	43.5%	11.1%	27.8%	47.8%	16.4%	35.4%
West	30.0%	21.1%	25.6%	31.9%	13.7%	24.7%
Midwest	13.2%	22.2%	17.6%	9.0%	21.6%	14.0%
Northeast	5.6%	29.5%	17.2%	3.9%	32.6%	15.2%
Southeast	7.7%	12.5%	10.1%	7.4%	15.7%	10.7%
Non-United States	0.0%	3.6%	1.7%	0.0%	0.0%	0.0%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	December 31, 2012			December 31, 2011
Fair Value:	LMM	Middle Market	Total	LMM	Middle Market	Total
Southwest	46.6%	11.3%	31.3%	52.1%	16.2%	39.3%
West	28.5%	21.0%	25.3%	28.9%	13.8%	23.6%
Midwest	13.0%	22.2%	17.0%	8.7%	21.9%	13.4%
Northeast	5.3%	29.6%	15.8%	3.9%	32.4%	14.0%
Southeast	6.6%	12.4%	9.1%	6.4%	15.7%	9.7%
Non-United States	0.0%	3.5%	1.5%	0.0%	0.0%	0.0%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

       Our LMM and Middle Market portfolio investments are in companies conducting business in a variety of industries. The following tables show the composition of our LMM portfolio investments, Middle Market portfolio investments, and total combined LMM and Middle Market portfolio investments, by industry at cost and fair value as of December 31, 2012 and 2011 (this information excludes the Other Portfolio investments and the Investment Manager).

	December 31, 2012			December 31, 2011
Cost:	LMM	Middle Market	Total	LMM	Middle Market	Total
Energy Equipment & Services	14.0%	2.4%	8.4%	9.2%	7.5%	8.5%
Software	6.3%	10.5%	8.3%	2.8%	8.4%	5.0%
Media	7.8%	6.5%	7.2%	8.7%	6.6%	7.9%
Machinery	9.5%	3.7%	6.7%	9.9%	2.1%	6.9%
Commercial Services & Supplies	12.5%	0.0%	6.4%	15.4%	0.9%	9.7%
Specialty Retail	7.6%	4.6%	6.1%	5.3%	5.6%	5.4%
Health Care Providers & Services	3.8%	6.8%	5.3%	6.5%	9.1%	7.5%
Construction & Engineering	7.9%	2.4%	4.7%	5.3%	0.0%	5.0%
Hotels, Restaurants & Leisure	4.1%	2.9%	3.5%	2.1%	7.2%	4.1%
Diversified Consumer Services	4.5%	1.9%	3.2%	2.7%	0.0%	1.6%
IT Services	0.0%	5.7%	2.8%	0.0%	4.1%	1.6%
Electronic Equipment, Instruments & Components	3.4%	1.7%	2.6%	4.6%	0.0%	2.8%
Metals & Mining	0.0%	4.5%	2.2%	0.0%	0.0%	0.0%
Professional Services	0.0%	4.6%	2.2%	3.5%	0.0%	2.1%
Food Products	0.0%	4.0%	2.0%	0.0%	3.9%	1.6%
Chemicals	0.0%	4.1%	2.0%	0.0%	3.8%	1.5%
Building Products	2.3%	1.6%	2.0%	2.6%	0.0%	1.6%
Insurance	2.8%	1.3%	2.0%	3.1%	2.6%	2.9%
Aerospace & Defense	0.0%	3.8%	1.9%	0.0%	0.0%	0.0%
Construction Materials	1.1%	1.4%	1.7%	1.1%	4.4%	0.7%
Oil, Gas & Consumable Fuels	0.0%	3.2%	1.6%	0.0%	0.0%	0.0%
Containers & Packaging	0.0%	3.1%	1.5%	0.0%	1.3%	0.5%
Health Care Equipment & Supplies	1.6%	1.3%	1.5%	2.2%	1.2%	1.8%
Consumer Finance	2.4%	0.0%	1.2%	3.0%	0.9%	2.1%
Communications Equipment	0.0%	2.5%	1.2%	0.0%	0.5%	0.2%
Paper & Forest Products	2.0%	0.0%	1.0%	2.2%	0.0%	1.3%
Transportation Infrastructure	1.7%	0.0%	0.9%	2.0%	0.0%	1.2%
Pharmaceuticals	0.0%	1.6%	0.8%	0.0%	2.6%	1.0%
Internet & Catalog Retail	0.0%	1.4%	0.7%	0.0%	2.2%	0.9%
Biotechnology	0.0%	1.2%	0.6%	0.0%	2.2%	0.8%
Food & Staples Retailing	0.0%	1.0%	0.5%	0.0%	6.2%	2.5%
Auto Components	0.0%	1.0%	0.5%	0.0%	2.9%	1.2%
Real Estate Management & Development	0.0%	0.6%	0.3%	0.0%	2.5%	1.0%
Internet Software & Services	0.3%	0.0%	0.2%	3.0%	0.0%	1.8%
Thrifts & Mortgage Finance	0.0%	0.3%	0.1%	0.0%	2.0%	0.8%
Electric Utilities	0.0%	0.0%	0.0%	0.0%	2.0%	0.8%
Other(1)	4.4%	8.4%	6.2%	4.8%	7.3%	5.7%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 2.0% of the total LMM portfolio, total Middle Market portfolio and combined total LMM and Middle Market portfolio at each date.

	December 31, 2012			December 31, 2011
Fair Value:	LMM	Middle Market	Total	LMM	Middle Market	Total
Energy Equipment & Services	16.2%	2.3%	10.2%	11.2%	7.5%	9.8%
Machinery	11.8%	3.7%	8.3%	10.7%	2.2%	7.7%
Software	5.9%	10.4%	7.9%	2.8%	8.4%	4.8%
Media	6.9%	6.6%	6.7%	7.4%	6.5%	7.1%
Commercial Services & Supplies	10.7%	0.0%	6.1%	13.5%	0.9%	9.0%
Health Care Providers & Services	4.2%	6.8%	5.3%	7.4%	9.0%	7.9%
Construction & Engineering	7.9%	2.4%	5.1%	6.0%	0.0%	5.5%
Specialty Retail	5.3%	4.5%	4.9%	3.8%	5.2%	4.3%
Diversified Consumer Services	5.7%	1.9%	4.0%	3.7%	0.0%	2.4%
Hotels, Restaurants & Leisure	3.9%	2.9%	3.5%	2.5%	7.2%	4.2%
IT Services	0.0%	5.7%	2.5%	0.0%	3.8%	1.4%
Electronic Equipment, Instruments & Components	2.9%	1.8%	2.4%	3.7%	0.0%	2.4%
Professional Services	0.0%	4.6%	2.0%	2.2%	0.0%	1.4%
Metals & Mining	0.0%	4.5%	1.9%	0.0%	0.0%	0.0%
Food Products	0.0%	4.1%	1.8%	0.0%	4.0%	1.4%
Chemicals	0.0%	4.2%	1.8%	0.0%	3.8%	1.3%
Insurance	2.2%	1.3%	1.8%	2.6%	2.6%	2.6%
Trading Companies & Distributors	2.5%	0.8%	1.7%	2.6%	0.0%	1.7%
Aerospace & Defense	0.0%	3.8%	1.7%	0.0%	0.0%	0.0%
Oil, Gas & Consumable Fuels	0.0%	3.3%	1.4%	0.0%	0.0%	0.0%
Construction Materials	0.7%	1.4%	1.4%	0.8%	4.5%	0.5%
Containers & Packaging	0.0%	3.1%	1.3%	0.0%	1.3%	0.5%
Paper & Forest Products	2.0%	0.0%	1.2%	2.2%	0.0%	1.4%
Consumer Finance	1.9%	0.0%	1.1%	2.5%	0.9%	1.9%
Communications Equipment	0.0%	2.5%	1.1%	0.0%	0.5%	0.2%
Transportation Infrastructure	1.7%	0.0%	1.0%	2.0%	0.0%	1.3%
Pharmaceuticals	0.0%	1.6%	0.7%	0.0%	2.8%	1.0%
Internet Software & Services	1.1%	0.0%	0.6%	5.8%	0.0%	3.7%
Internet & Catalog Retail	0.0%	1.3%	0.6%	0.0%	2.2%	0.8%
Biotechnology	0.0%	1.1%	0.5%	0.0%	2.1%	0.7%
Food & Staples Retailing	0.0%	1.0%	0.4%	0.0%	6.3%	2.2%
Auto Components	0.0%	1.0%	0.4%	0.0%	3.0%	1.1%
Real Estate Management & Development	0.0%	0.6%	0.3%	0.0%	2.6%	0.9%
Thrifts & Mortgage Finance	0.0%	0.3%	0.1%	0.0%	2.1%	0.7%
Electric Utilities	0.0%	0.0%	0.0%	0.0%	2.0%	0.7%
Other(1)	6.5%	10.5%	8.3%	6.6%	8.6%	7.5%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 2.0% of the total LMM portfolio, total Middle Market portfolio and combined total LMM and Middle Market portfolio at each date.

       Our LMM, Middle Market and Other Portfolio investments carry a number of risks including, but not limited to: (1) investing in LMM, Middle Market and Other Portfolio companies which may have limited operating histories and financial resources; (2) holding investments that generally are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment grade debt and equity investments. Please see "Risk Factors-Risks Related to Our Investments" for a more complete discussion of the risks involved with investing in our portfolio companies.

PORTFOLIO ASSET QUALITY

       We utilize an internally developed investment rating system to rate the performance of each LMM portfolio company and to monitor our expected level of returns on each of our LMM investments in relation to our expectations for the portfolio company. The investment rating system takes into consideration various factors, including but not limited to each investment's expected level of returns and the collectability of our debt investments, comparisons to competitors and other industry participants and the portfolio company's future outlook.

•
Investment Rating 1 represents a LMM portfolio company that is performing in a manner which significantly exceeds expectations.

•
Investment Rating 2 represents a LMM portfolio company that, in general, is performing above expectations.

•
Investment Rating 3 represents a LMM portfolio company that is generally performing in accordance with expectations.

•
Investment Rating 4 represents a LMM portfolio company that is underperforming expectations. Investments with such a rating require increased monitoring and scrutiny by us.

•
Investment Rating 5 represents a LMM portfolio company that is significantly underperforming. Investments with such a rating require heightened levels of monitoring and scrutiny by us and involve the recognition of significant unrealized depreciation on such investment.

       All new LMM portfolio investments receive an initial Investment Rating of 3.

       The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of December 31, 2012 and 2011.

	December 31, 2012		December 31, 2011
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in thousands)
1	$167,154	32.8%	$125,505	30.2%
2	130,168	25.5%	119,234	28.7%
3	189,188	37.0%	152,910	36.7%
4	23,799	4.7%	17,765	4.3%
5	—	0.0%	250	0.1%

Totals	$510,309	100.0%	$415,664	100.0%

       Based upon our investment rating system, the weighted average rating of our LMM portfolio was approximately 2.1 as of December 31, 2012 and 2.2 as of December 31, 2011.

       For the total investment portfolio, as of December 31, 2012, we had no investments with positive fair value on non-accrual status and one fully impaired investment which comprised approximately 0.2% of the total portfolio investments at cost, excluding the investment in the affiliated Investment Manager. As of December 31, 2011, we had one investment with positive fair value on non-accrual status, which comprised less than 0.1% of the total portfolio investments at fair value and, together with another fully impaired investment, comprised approximately 0.9% of the total portfolio investments at cost, in each case excluding the investment in the affiliated Investment Manager.

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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

  Comparison of years ended December 31, 2012 and December 31, 2011

	2012	2011	Amount	%
	(dollars in millions)
Total investment income	$90.5	$66.2	$24.3	37%
Total expenses	(31.2)	(26.9)	(4.3)	16%

Net investment income	59.3	39.3	20.0	51%
Net realized gain from investments	16.5	2.7	13.8	NM

Net realized income	75.8	42.0	33.8	81%
Net change in unrealized appreciation from investments	44.5	34.9	9.6	27%
Net change in unrealized appreciation from SBIC debentures and investment in the Investment Manager	(5.0)	(6.5)	1.5	-23%
Income tax provision	(10.8)	(6.3)	(4.5)	72%
Noncontrolling interest	(0.1)	(1.1)	1.0	-95%

Net increase in net assets resulting from operations attributable to common stock	$104.4	$63.0	$41.4	66%

	Years Ended December 31,		Net Change
	2012	2011	Amount	%
	(dollars in millions)
Net investment income	$59.3	$39.3	$20.0	51%
Share-based compensation expense	2.6	2.0	0.6	25%

Distributable net investment income(a)	61.9	41.3	20.6	50%
Net realized gain from investments	16.5	2.7	13.8	NM

Distributable net realized income(a)	$78.4	$44.0	$34.4	78%

Distributable net investment income per share — Basic and diluted(a)(b)	$2.09	$1.77	$0.32	18%

Distributable net realized income per share — Basic and diluted(a)(b)	$2.65	$1.89	$0.76	40%

(a)
Distributable net investment income and distributable net realized income are net investment income and net realized income, respectively, as determined in accordance with U.S. GAAP, excluding the impact of share-based compensation expense which is non-cash in nature. We believe presenting distributable net investment income and distributable net realized income, and related per share amounts, is useful and appropriate supplemental disclosure of information for analyzing our financial performance since share-based compensation does not require settlement in cash. However, distributable net investment income and distributable net realized income are non-U.S. GAAP measures and should not be considered as a replacement to net investment income, net realized income, and other earnings measures presented in accordance with U.S. GAAP. Instead, distributable net investment income and distributable net realized income should be reviewed only in connection with such U.S. GAAP measures in analyzing our financial performance. A reconciliation of net investment income and net realized income in accordance with

  U.S. GAAP to distributable net investment income and distributable net realized income is presented in the table above.

(b)
Per share amounts exclude the earnings attributable to the noncontrolling equity interests in MSC II not owned by Main Street for the periods prior to the completion of the Final MSC II Exchange during the first quarter of 2012.

  Investment Income

       For the year ended December 31, 2012, total investment income was $90.5 million, a $24.3 million, or 37%, increase over the $66.2 million for the corresponding period of 2011. This comparable period increase was principally attributable to (i) a $19.1 million increase in interest income from increased activity in the investment portfolio and higher average levels of portfolio debt investments and interest-bearing marketable securities investments, (ii) a $3.2 million increase in dividend income from portfolio equity investments and (iii) a $2.0 million increase in fee income due to the increased activity in and size of the investment portfolio. The increase in investment income included (i) $1.8 million of non-recurring investment income during the first quarter of 2012 associated with repayment and financing activities for two LMM portfolio investments, (ii) a $3.2 million increase in investment income associated with higher levels of accelerated prepayment activity for certain Middle Market portfolio debt investments and marketable securities investments in comparison to 2011 and (iii) special dividend activity of $1.4 million in the fourth quarter of 2012.

  Expenses

       For the year ended December 31, 2012, total expenses increased by approximately $4.3 million, or 16%, to $31.2 million from $26.9 million for the corresponding period of 2011. This comparable period increase in expenses was principally attributable to (i) higher interest expense of $2.1 million as a result of the net issuance of an additional $5 million in SBIC debentures subsequent to December 31, 2011, increased borrowing activity under the Credit Facility and higher unused fees associated with the increased commitments under the Credit Facility, (ii) higher share-based compensation expense of $0.5 million related to non-cash amortization for restricted share grants, and (iii) higher compensation and expenses of $1.7 million related to increases in personnel and incentive compensation compared to the corresponding period of 2011. For the years ended December 31, 2012 and 2011, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.8% and 2.2%, respectively.

  Distributable Net Investment Income

       Distributable net investment income for the year ended December 31, 2012 increased to $61.9 million, or $2.09 per share, compared with distributable net investment income of $41.3 million, or $1.77 per share, for the corresponding period of 2011. The increase in distributable net investment income was primarily due to the higher level of total investment income partially offset by higher interest and other operating expenses, due to the changes discussed above. Distributable net investment income on a per share basis for the year ended 2012 reflects (i) an increase of approximately $0.13 per share from 2011 in investment income attributable to higher levels of accelerated prepayment and repricing activity for certain debt investments and marketable securities investments, (ii) approximately $0.05 per share from the special dividend activity in the fourth quarter of 2012 and (iii) a greater number of average shares outstanding compared to the corresponding period in 2011 primarily due to the net effect of December 2012, June 2012, October 2011 and March 2011 follow-on stock offerings.

  Net Investment Income

       Net investment income for the year ended December 31, 2012 was $59.3 million, or a 51% increase, compared to net investment income of $39.3 million for the corresponding period of 2011. The increase in net investment income was principally attributable to the increase in total investment income partially offset by higher interest and other operating expenses as discussed above.

  Distributable Net Realized Income

       Distributable net realized income increased to $78.4 million, or $2.65 per share, for the year ended 2012 compared with distributable net realized income of $44.0 million, or $1.89 per share, for the corresponding period of 2011. The increase was primarily attributable to the higher level of distributable net investment income and the higher level of total net realized gain from investments in 2012 compared to the corresponding period of 2011. The $16.5 million net realized gain during 2012 was primarily attributable to (i) realized gains recognized on two partial exits of LMM portfolio company equity investments, (ii) a realized gain recognized on the full exit of a LMM portfolio company equity investment and (iii) realized gains related to Middle Market and marketable securities investments, partially offset by (iv) realized losses on the full exits of three LMM portfolio company investments.

  Net Realized Income

       The higher level of net investment income and the higher level of total net realized gain from investments in 2012 compared to the corresponding period of 2011, both as discussed above, resulted in a $33.8 million increase in net realized income compared with the corresponding period of 2011.

  Net Increase in Net Assets Resulting from Operations

       The net increase in net assets resulting from operations attributable to common stock during the year ended December 31, 2012 was $104.4 million, or $3.53 per share, compared with a net increase of $63.0 million, or $2.76 per share, in 2011. This $41.4 million increase was a result of the increase in net realized income discussed above, plus differences in the net change in unrealized appreciation from portfolio investments, marketable securities, SBIC debentures and investment in the Investment Manager and the difference in the income tax provision. For the year ended December 31, 2012, the $44.5 million net change in unrealized appreciation from portfolio investments was principally attributable to (i) unrealized appreciation on 37 LMM portfolio investments totaling $57.8 million, partially offset by unrealized depreciation on 10 LMM portfolio investments totaling $4.6 million, (ii) $9.7 million of net unrealized appreciation on the Middle Market investment portfolio and (iii) $0.8 million of net unrealized appreciation on the Other Portfolio investments and Marketable securities and idle funds investments, partially offset by (iv) accounting reversals of net unrealized appreciation from prior periods of $18.3 million related to portfolio investment exits and repayments, and (v) accounting reversals of net unrealized appreciation from prior periods of $0.5 million related to Marketable securities and idle funds investments exits and repayments. For the year ended December 31, 2012, the $5.0 million net change in unrealized appreciation attributable to SBIC debentures and investment in the Investment Manager was primarily attributable to unrealized depreciation on the SBIC debentures held by MSC II. The noncontrolling interest of $0.1 million recognized during the first quarter of 2012 reflects the pro rata portion of the net increase in net assets resulting from operations for MSC II attributable to the equity interests in MSC II that were not owned by MSCC prior to MSCC's completion of the Final MSC II Exchange. For the year ended December 31, 2012, we also recognized a net income tax provision of $10.8 million related to deferred taxes of $8.0 million and other taxes of $2.8 million. The deferred taxes related primarily to net unrealized appreciation on equity investments held in our taxable subsidiaries. The other taxes include $1.6 million related to an accrual for excise tax on our estimated spillover taxable income as of December 31, 2012 and $1.2 million related to accruals for state and other taxes.

  Comparison of years ended December 31, 2011 and December 31, 2010

	Years Ended December 31,		Net Change
	2011	2010	Amount	%
	(dollars in millions)
Total investment income	$66.2	$36.5	$29.7	81%
Total expenses	(26.9)	(17.2)	(9.7)	56%

Net investment income	39.3	19.3	20.0	104%
Net realized gain from investments	2.7	(2.9)	5.6	192%

Net realized income	42.0	16.4	25.6	156%
Net change in unrealized appreciation from investments	34.9	13.1	21.8	168%
Net change in unrealized appreciation from SBIC debentures and investment in the Investment Manager	(6.5)	6.5	(13.0)	(199)%
Income tax provision	(6.3)	(1.0)	(5.3)	568%
Bargain purchase gain	—	4.9	(4.9)	NM
Noncontrolling interest	(1.1)	(1.2)	0.1	(7)%

Net increase in net assets resulting from operations attributable to common stock	$63.0	$38.7	$24.3	63%

	Years Ended December 31,		Net Change
	2011	2010	Amount	%
	(dollars in millions)
Net investment income	$39.3	$19.3	$20.0	104%
Share-based compensation expense	2.0	1.4	0.6	38%

Distributable net investment income(a)	41.3	20.7	20.6	99%
Net realized gain from investments	2.7	(2.9)	5.6	NM

Distributable net realized income(a)	$44.0	$17.8	$26.2	146%

Distributable net investment income per share — Basic and diluted(a)(b)	$1.77	$1.25	$0.52	42%

Distributable net realized income per share — Basic and diluted(a)(b)	$1.89	$1.08	$0.81	74%

(a)
Distributable net investment income and distributable net realized income are net investment income and net realized income, respectively, as determined in accordance with U.S. generally accepted accounting principles, or GAAP, excluding the impact of share-based compensation expense which is non-cash in nature. We believe presenting distributable net investment income and distributable net realized income, and related per share amounts, is useful and appropriate supplemental disclosure of information for analyzing our financial performance since share-based compensation does not require settlement in cash. However, distributable net investment income and distributable net realized income are non-GAAP measures and should not be considered as a replacement to net investment income, net realized income, and other earnings measures presented in accordance with GAAP. Instead, distributable net investment income and distributable net realized income should be reviewed only in connection with such GAAP measures in analyzing our financial performance. A reconciliation of net investment income and net realized income in accordance with GAAP to distributable net investment income and distributable net realized income is presented in the table above.

(b)
Per share amounts exclude the earnings attributable to the noncontrolling equity interests in MSC II not owned by Main Street.

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

  Distributable Net Realized Income

       Distributable net realized income increased to $44.0 million, or $1.89 per share, for the year ended 2011 compared with distributable net realized income of $17.8 million, or $1.08 per share, for the corresponding period of 2010. The increase was primarily attributable to the higher level of distributable net investment income and the higher level of total net realized gain from investments in 2011 compared to the net realized loss from investments in the corresponding period of 2010. The $2.7 million net realized gain during 2011 was primarily attributable to (i) realized gain recognized on one partial exit of an LMM portfolio company equity investment, (ii) realized gain recognized on one full exit of an LMM portfolio company equity investment, and (iii) realized gains related to Middle Market and marketable securities investments. The $2.9 million net realized loss during the 2010 year was primarily attributable to $5.9 million of realized loss from our debt and equity investments in two portfolio companies, partially offset by (i) $2.3 million of realized gain on two partial exits and one full exit of portfolio company equity investments and (ii) $0.7 million of realized gain related to Middle Market, marketable securities, and idle funds investments.

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

  Liquidity and Capital Resources

  Cash Flows

       For the year ended December 31, 2012, we experienced a net increase in cash and cash equivalents in the amount of $20.9 million. During that period, we generated $48.9 million of cash from our operating activities, primarily from (i) distributable net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income and the amortization of deferred financing costs, (ii) increases in payables, and (iii) realized gains, partially offset by increases in interest receivable. We used $184.5 million in net cash from investing activities, principally including the funding of $639.8 million for new portfolio company investments and the funding of $14.4 million for Marketable securities and idle funds investments, partially offset by (i) $400.0 million in cash proceeds from the repayment of portfolio debt investments, (ii) $35.1 million in cash proceeds from the exit of portfolio equity investments and (iii) $34.5 million of cash proceeds from the sale of Marketable securities and idle funds investments. During 2012, $156.5 million in cash was provided by financing activities, which principally consisted of (i) $169.9 million in net cash proceeds from public stock offerings in June and December 2012, (ii) $25.0 million in net cash proceeds from the Credit Facility and (iii) $5.0 million in net cash proceeds from the issuance of SBIC debentures, partially offset by (i) $39.9 million in cash dividends paid to stockholders and (ii) $2.2 million in loan costs associated with our SBIC debentures and the Credit Facility.

       For the year ended December 31, 2011, we experienced a net increase in cash and cash equivalents in the amount of $20.3 million. During that period, we generated $37.2 million of cash from our operating activities, primarily from (i) distributable net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income and the amortization of deferred financing costs, (ii) increases in payables, and (iii) realized gains, partially offset by (iv) increases in interest receivable. We used $220.5 million in net cash from investing activities, principally including (i) the funding of $358.9 million for new portfolio company investments and (ii) the funding of $33.5 million for Marketable securities and idle funds investments, partially offset by (i) $160.2 million in cash proceeds from the repayment of portfolio debt investments and from the exit of portfolio equity investments and (ii) $11.7 million of cash proceeds from the sale of Marketable securities and idle funds investments. During 2011, $203.6 million in cash was provided by financing activities, which principally consisted of (i) $127.8 million in net cash proceeds from public stock offerings in March 2011 and October 2011, (ii) $40.0 million in cash proceeds from the issuance of SBIC debentures, and (iii) $68.0 million in net cash proceeds from the Credit Facility, partially offset by $28.3 million in cash dividends paid to stockholders and $2.3 million in loan costs associated with our SBIC debentures and credit facility.

       For the year ended December 31, 2010, we experienced a net decrease in cash and cash equivalents in the amount of $8.3 million. During that period, we generated $16.6 million of cash from our operating activities, primarily from distributable net investment income partially offset by increases in interest receivable. We used $176.0 million in net cash from investing activities, principally including the funding of $157.7 million for new portfolio company investments and the funding of $100.6 million for Marketable securities and idle funds investments, partially offset by (i) $36.8 million of cash proceeds from the sale of Marketable securities and idle funds investments, (ii) $43.0 million in cash proceeds from the repayment of portfolio debt investments and from the exit of portfolio equity investments, and (iii) $2.5 million in cash acquired as part of the Exchange Offer. During 2010, $151.1 million in cash was provided by financing activities, which principally consisted of (i) $85.9 million in net cash proceeds from public stock offerings in January 2010 and August 2010, (ii) $45.0 million in cash proceeds from the issuance of SBIC debentures, and (iii) $39 million in net cash proceeds from the Credit Facility, partially offset by $16.3 million in cash dividends paid to stockholders and $2.1 million in loan costs associated with our SBIC debentures and the Credit Facility.

  Capital Resources

       As of December 31, 2012, we had $63.5 million in cash and cash equivalents and $28.5 million in Marketable securities and idle funds investments. As of December 31, 2012, our net asset value totaled $643.0 million, or $18.59 per share.

       In November 2011, we expanded the Credit Facility from $155 million to $210 million to provide additional liquidity in support of future investment and operational activities. The $55 million increase in total commitments included commitment increases by lenders currently participating in the Credit Facility, as well as the addition of one new lender relationship which diversified our lending group to a total of seven participants. In December 2011, we further expanded the Credit Facility from $210 million to $235 million. The $25 million increase in total commitments included the addition of one new lender relationship which further diversifies our lending group to a total of eight participants. In May 2012, we expanded the Credit Facility from $235.0 million to $277.5 million. The $42.5 million increase in total commitments included commitment increases by three lenders currently participating in the Credit Facility. The amended Credit Facility contained an upsized accordion feature that allows for a further increase in total commitments under the facility up to $350.0 million of total commitments from new and existing lenders on the same terms and conditions as the existing commitments. In July 2012, we further expanded the Credit Facility from $277.5 million to $287.5 million. The expansion of the Credit Facility included the addition of one new lender relationship which further diversified the Main Street lending group to a total of nine participants. These increases in total commitments were executed under the accordion feature of the Credit Facility which allowed us to increase the total commitments under the facility up to $300 million of total commitments from new or existing lenders on the same terms and conditions as the existing commitments. During November 2012, we amended the Credit Facility to extend the final maturity to five years, through September 2017. The amended Credit Facility contains an upsized accordion feature which allows us to increase the total commitments under the facility up to $400 million from new or existing lenders on the same terms and conditions as the existing commitments. The Credit Facility currently includes an initial revolving period through September 2015 followed by a two-year term out period with a final maturity in September 2017, and contains two, one-year extension options which could extend both the revolving period and the final maturity by up to two years, subject to certain conditions including lender approval. Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable LIBOR rate (0.21% as of December 31, 2012) plus 2.50% or (ii) the applicable base rate (Prime Rate, 3.25% as of December 31, 2012) plus 1.50%. We pay unused commitment fees of 0.375% per annum on the average unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the assets of the Funds. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining an interest coverage ratio of at least 2.0 to 1.0, (ii) maintaining an asset coverage ratio of at least 2.5 to 1.0, and (iii) maintaining a minimum tangible net worth. At December 31, 2012, we had $132 million in borrowings outstanding under the Credit Facility, bearing interest at an interest rate of 2.71%. As of December 31, 2012, we were in compliance with all financial covenants of the Credit Facility.

       In March 2011, we completed a follow-on public stock offering in which we sold 4,025,000 shares of common stock, including the underwriters' full exercise of the over-allotment option, at a price to the public of $18.35 per share (or approximately 141% of the then latest reported Net Asset Value per share), resulting in total net proceeds of approximately $70.3 million, after deducting underwriters' commissions and offering costs. In October 2011, we completed a follow-on public stock offering in which we sold 3,450,000 shares of common stock, including the underwriters' full exercise of the over-allotment option, at a price to the public of $17.50 per share (or approximately 123% of the then latest reported Net Asset Value per share), resulting in total net proceeds of approximately $57.5 million, after deducting underwriters' commissions and offering costs. In June 2012, we completed a follow-on public stock offering in which we sold 4,312,500 shares of common stock, including the underwriters' full exercise of the over-allotment option, at a price to the public of $22.50 per share (or approximately 143% of the then latest reported Net Asset Value per share), resulting in total net proceeds of approximately $93.0 million, after deducting underwriters' commissions and offering costs. In December 2012, we completed a follow-on public stock offering in which we sold 2,875,000 shares of common stock, including the underwriters' full exercise of the over-allotment option, at a price to the public of $28.00 per share (or approximately 160% of the then latest reported Net Asset Value per share), resulting in total net proceeds of approximately $77.1 million, after deducting underwriters' commissions and offering costs.

       Due to each of the Funds' status as a licensed SBIC, we have the ability to issue, through the Funds, debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA generally in an amount up to twice its regulatory capital, which effectively approximates the amount of its equity capital. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time with no prepayment penalty. On December 31, 2012, we, through the Funds, had $225 million of outstanding indebtedness guaranteed by the SBA, which carried a weighted average annual fixed interest rate of approximately 4.7%. The first maturity related to the SBIC debentures does not occur until 2014, and the remaining weighted average duration is approximately 6.4 years as of December 31, 2012. During the year ended December 31, 2012, we voluntarily prepaid $16 million of SBIC debentures and issued $21 million of new SBIC debentures.

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

       If our common stock trades below our net asset value per share, we will generally not be able to issue additional common stock at the market price unless our stockholders approve such a sale and our Board of Directors makes certain determinations. A proposal, approved by our stockholders at our June 2012 annual meeting of stockholders, authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for the period ending on the earlier of (i) June 14, 2013, the one year anniversary of our 2012 annual meeting of stockholders, or (ii) the date of our 2013 annual meeting of stockholders. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. We do not currently expect to seek such approval at our 2013 annual meeting of stockholders because our common stock price per share has been trading significantly above the current net asset value per share of our common stock.

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

       Although we have been able to secure access to additional liquidity, including recent public stock offerings, our expanded $287.5 million Credit Facility, and the available leverage through the SBIC program, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

  Recently Issued Accounting Standards

       In May 2011, the FASB issued Accounting Standards Update ("ASU") 2011-04, Fair Value Measurements (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a significant impact on Main Street's financial condition and results of operations.

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

  Off-Balance Sheet Arrangements

       We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At December 31, 2012, we had a total of $72.4 million in outstanding commitments comprised of (i) seven commitments to fund revolving loans that had not been fully drawn and (ii) five capital commitments that had not been fully called.

  Contractual Obligations

       As of December 31, 2012, the future fixed commitments for cash payments in connection with our SBIC debentures for each of the next five years and thereafter are as follows:

	Total	2013	2014	2015	2016	2017	2018 and thereafter
	(dollars in thousands)
SBIC debentures	$225,000	$—	$6,000	$23,100	$5,000	$44,700	$146,200
Interest due on SBIC debentures	66,236	10,627	10,793	10,282	9,141	8,253	17,140

Total	$291,236	$10,627	$16,793	$33,382	$14,141	$52,953	$163,340

       As of December 31, 2012, we had $132.0 million in borrowings outstanding under our Credit Facility. The Credit Facility is scheduled to mature in September 2017. The Credit Facility contains two, one year extension options which could extend the maturity to September 2019.

       Pursuant to the support services agreement with MSCC, the Investment Manager is reimbursed each quarter by MSCC for its cash operating expenses, less fees that the Investment Manager receives from MSC II and third parties, associated with providing investment management and other services to MSCC, certain of its subsidiaries and third parties. For the years ended December 31, 2012 and 2011, the expenses reimbursed by MSCC to the Investment Manager and management fees paid by MSC II were $10.7 million and $8.9 million, respectively.

  Related Party Transactions

       As discussed further in Note D to the accompanying consolidated financial statements, subsequent to the completion of the Formation Transactions, the Investment Manager is a wholly owned portfolio company of MSCC. At December 31, 2012, the Investment Manager had a receivable of $4.1 million due from MSCC related to operating expenses incurred by the Investment Manager required to support Main Street's business.

  Recent Developments

       During January 2013, we invested $40.5 million of capital in Quality Lease and Rental Holdings, LLC, the parent company of Quality Lease Service, LLC and Quality Lease Rental Service, LLC (together, "Quality"). Main Street's investment consists of $38 million in senior, secured term debt in Quality and a $2.5 million direct equity investment in Quality's parent holding company. Founded in 1989, Quality is headquartered in El Campo, Texas and provides drill site services and equipment rentals to the upstream oil and gas industry. Quality provides high quality, custom built mobile housing units to be used at the well site during drilling and completion operations. Quality also provides a variety of other services at the well site, including pad, pit, and road construction, pipeline and flow line equipment installation, equipment rental and heavy hauling.

       During March 2013, we declared regular monthly dividends of $0.155 per share for each of April, May and June 2013. These regular monthly dividends equal a total of $0.465 per share for the second quarter of 2013. The second quarter 2013 regular monthly dividends represent a 10.7% increase from the dividends declared for the second quarter of 2012. Including the dividends declared for the second quarter of 2013, we will have paid $9.29 per share in cumulative dividends since our October 2007 initial public offering.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

       We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, marketable securities, and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of December 31, 2012, approximately 57% of our debt investment portfolio (at cost) bore interest at floating rates with 99% of those floating-rate debt investments (at cost) subject to contractual minimum interest rates. As of December 31, 2012, approximately 94% of our Marketable securities and idle funds investments (at cost) bore interest at floating rates. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the long term interest rates on our outstanding SBIC debentures, which comprise the majority of our outstanding debt, are fixed for the 10-year life of such debt. As of December 31, 2012, we had not entered into any interest rate hedging arrangements. At December 31, 2012, based on our applicable levels of our Credit Facility and floating-rate debt investments, a 1% change in interest rates would not have a material effect on our level of interest expense or our level of interest income from debt investments.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders' of
Main Street Capital Corporation

       We have audited the accompanying consolidated balance sheets of Main Street Capital Corporation (a Maryland corporation) ("the Company"), including the consolidated schedule of investments, as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in net assets and cash flows for each of three years in the period ended December 31, 2012 and the financial highlights (see Note H) for each of the five years in the period ended December 31, 2012. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

       We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included verification by confirmation of securities as of December 31, 2012 and 2011, or by other appropriate auditing procedures where replies were not received. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Main Street Capital Corporation as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, and the financial highlights for each of the five years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

       We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2013, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ GRANT THORNTON LLP

Houston, Texas
March 8, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders' of
Main Street Capital Corporation

       We have audited internal control over financial reporting of Main Street Capital Corporation (a Maryland corporation) and subsidiaries ("the Company") as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Main Street Capital Corporation's internal control over financial reporting based on our audit.

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

       In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by COSO.

       We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Main Street Capital Corporation, including the consolidated schedule of investments, as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in net assets and cash flows, for each of the three years in the period ended December 31, 2012 and the financial highlights (see Note H) for each of the five years in the period ended December 31, 2012, and our report dated March 8, 2013, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Houston, Texas
March 8, 2013

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	December 31, 2012	December 31, 2011
ASSETS
Portfolio investments at fair value:
Control investments (cost: $217,483 and $206,787 as of December 31, 2012 and December 31, 2011, respectively)	$278,475	$238,924
Affiliate investments (cost: $142,607 and $110,157 as of December 31, 2012 and December 31, 2011, respectively)	178,413	146,405
Non-Control/Non-Affiliate investments (cost: $456,975 and $275,061 as of December 31, 2012 and December 31, 2011, respectively)	467,543	270,895
Investment in affiliated Investment Manager (cost: $2,668 and $4,284 as of December 31, 2012 and December 31, 2011, respectively)	—	1,869

Total portfolio investments (cost: $819,733 and $596,289 as of December 31, 2012 and December 31, 2011, respectively)	924,431	658,093
Marketable securities and idle funds investments (cost: $28,469 and $25,935 as of December 31, 2012 and December 31, 2011, respectively)	28,535	26,242

Total investments (cost: $848,202 and $622,224 as of December 31, 2012 and December 31, 2011, respectively)	952,966	684,335
Cash and cash equivalents	63,517	42,650
Interest receivable and other assets	14,580	6,539
Deferred financing costs (net of accumulated amortization of $3,203 and $2,167 as of December 31, 2012 and December 31, 2011, respectively)	5,162	4,168

Total assets	$1,036,225	$737,692

LIABILITIES
SBIC debentures (par: $225,000 and $220,000 as of December 31, 2012 and December 31, 2011, respectively; par of $100,000 and $95,000 is recorded at a fair value of $86,467 and $76,887 as of December 31, 2012 and December 31, 2011, respectively)	$211,467	$201,887
Credit facility	132,000	107,000
Payable for securities purchased	20,661	—
Interest payable	3,562	3,984
Dividend payable	5,188	2,856
Deferred tax liability, net	11,778	3,776
Payable to affiliated Investment Manager	4,066	4,831
Accounts payable and other liabilities	4,527	2,170

Total liabilities	393,249	326,504
Commitments and contingencies
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 34,589,484 and 26,714,384 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively)	346	267
Additional paid-in capital	544,136	360,164
Accumulated net investment income, net of cumulative dividends of $115,401 and $79,414 as of December 31, 2012 and December 31, 2011, respectively	35,869	12,531
Accumulated net realized gain/loss from investments (accumulated net realized gain from investments of of $9,838 before cumulative dividends of $28,993 as of December 31, 2012 and accumulated net realized loss from investments of $6,641 before cumulative dividends of $13,804 as of December 31, 2011)	(19,155)	(20,445)
Net unrealized appreciation, net of income taxes	81,780	53,194

Total Net Asset Value	642,976	405,711
Noncontrolling interest	—	5,477

Total net assets including noncontrolling interests	642,976	411,188

Total liabilities and net assets	$1,036,225	$737,692

NET ASSET VALUE PER SHARE	$18.59	$15.19

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$24,752	$25,051	$17,527
Affiliate investments	20,340	12,536	8,251
Non-Control/Non-Affiliate investments	43,766	27,458	9,867

Total interest, fee and dividend income	88,858	65,045	35,645
Interest from marketable securities, idle funds and other	1,662	1,195	863

Total investment income	90,520	66,240	36,508
EXPENSES:
Interest	(15,631)	(13,518)	(9,058)
General and administrative	(2,330)	(2,483)	(1,437)
Expenses reimbursed to affiliated Investment Manager	(10,669)	(8,915)	(5,263)
Share-based compensation	(2,565)	(2,047)	(1,489)

Total expenses	(31,195)	(26,963)	(17,247)

NET INVESTMENT INCOME	59,325	39,277	19,261
NET REALIZED GAIN (LOSS) FROM INVESTMENTS:
Control investments	(1,940)	407	(3,588)
Affiliate investments	16,215	781	—
Non-Control/Non-Affiliate investments	865	831	154
Marketable securities and idle funds investments	1,339	620	554

Total net realized gain from investments	16,479	2,639	(2,880)

NET REALIZED INCOME	75,804	41,916	16,381
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION):
Portfolio investments	44,704	35,464	12,264
Marketable securities and idle funds investments	(240)	(475)	782
SBIC debentures	(4,751)	(6,329)	6,862
Investment in affiliated Investment Manager	(253)	(182)	(269)

Total net change in unrealized appreciation	39,460	28,478	19,639

Income tax provision	(10,820)	(6,288)	(941)
Bargain purchase gain	—	—	4,891

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	104,444	64,106	39,970
Noncontrolling interest	(54)	(1,139)	(1,226)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS ATTRIBUTABLE TO COMMON STOCK	$104,390	$62,967	$38,744

NET INVESTMENT INCOME PER SHARE — BASIC AND DILUTED	$2.01	$1.69	$1.16

NET REALIZED INCOME PER SHARE — BASIC AND DILUTED	$2.56	$1.80	$0.99

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS ATTRIBUTABLE TO COMMON STOCK PER SHARE — BASIC AND DILUTED	$3.53	$2.76	$2.38

DIVIDENDS PAID PER SHARE	$1.71	$1.56	$1.50

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	29,540,114	22,850,299	16,292,846

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(in thousands, except shares)

	Common Stock				Accumulated Net Realized Gain/Loss From Investments, Net of Dividends	Net Unrealized Appreciation from Investments, Net of Income Taxes			Total Net Assets Including Noncontrolling Interest
				Accumulated Net Investment Income, Net of Dividends
	Number of Shares	Par Value	Additional Paid-In Capital				Total Net Asset Value	Noncontrolling Interest
Balances at December 31, 2009	10,842,447	$108	$123,534	$7,270	$(15,922)	$14,670	$129,660	$—	$129,660
MSC II exchange offer and related transactions	1,246,803	12	20,081	4,891	—	—	24,983	3,237	28,220
Public offering of common stock, net of offering costs	6,095,000	61	85,836	—	—	—	85,897	—	85,897
Share-based compensation	—	—	1,489	—	—	—	1,489	—	1,489
Dividend reinvestment	478,731	5	7,632	—	—	—	7,637	—	7,637
Issuance of restricted stock	157,277	2	(2)	—	—	—	—	—	—
Purchase of vested stock for employee payroll tax withholding	(22,814)	(0)	(369)	—	—	—	(370)	—	(370)
Adjustment to investment in Investment Manager related to the MSC II Exchange Offer	—	—	(13,716)	—	—	—	(13,716)	—	(13,716)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(15)	(15)
Dividends to stockholders	—	—	—	(22,160)	(1,740)	—	(23,900)	—	(23,900)
Net increase resulting from operations	—	—	—	19,261	(2,880)	18,699	35,080	—	35,080
Noncontrolling interest	—	—	—	—	—	(1,226)	(1,226)	1,226	—

Balances at December 31, 2010	18,797,444	$188	$224,485	$9,262	$(20,542)	$32,142	$245,535	$4,448	$249,983
Public offering of common stock, net of offering costs	7,475,000	75	127,699	—	—	—	127,774	—	127,774
Share-based compensation	—	—	2,047	—	—	—	2,047	—	2,047
Purchase of vested stock for employee payroll tax withholding	(32,725)		(674)				(674)		(674)
Dividend reinvestment	348,695	3	6,608	—	—	—	6,611	—	6,611
Issuance of restricted stock	125,970	1	(1)	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(110)	(110)
Dividends to stockholders	—	—	—	(36,008)	(2,541)	—	(38,549)	—	(38,549)
Net increase resulting from operations	—	—	—	39,277	2,638	22,191	64,106	—	64,106
Noncontrolling interest	—	—	—	—	—	(1,139)	(1,139)	1,139	—

Balances at December 31, 2011	26,714,384	$267	$360,164	$12,531	$(20,445)	$53,194	$405,711	$5,477	$411,188
Public offering of common stock, net of offering costs	7,187,500	72	169,874	—	—	—	169,946	—	169,946
MSC II noncontrolling interest acquisition	229,634	2	5,328	—	—	—	5,330	(5,417)	(87)
Adjustment to investment in Investment Manager related to MSC II noncontrolling interest acquisition	—	—	(1,616)	—	—	—	(1,616)	—	(1,616)
Share-based compensation	—	—	2,565	—	—	—	2,565	—	2,565
Purchase of vested stock for employee payroll tax withholding	(43,503)	—	(1,096)	—	—	—	(1,096)	—	(1,096)
Dividend reinvestment	349,960	3	8,919	—	—	—	8,922	—	8,922
Issuance of restricted stock	151,509	2	(2)	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(114)	(114)
Dividends to stockholders	—	—	—	(35,987)	(15,189)	—	(51,176)	—	(51,176)
Net increase resulting from operations	—	—	—	59,325	16,479	28,640	104,444	—	104,444
Noncontrolling interest	—	—	—	—	—	(54)	(54)	54	—

Balances at December 31, 2012	34,589,484	$346	$544,136	$35,869	$(19,155)	$81,780	$642,976	$—	$642,976

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$104,444	$64,106	$39,970
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized appreciation	(39,460)	(28,478)	(19,639)
Net realized gain from investments	(16,479)	(2,639)	2,880
Bargain purchase gain	—	—	(4,891)
Accretion of unearned income	(12,409)	(6,842)	(2,790)
Payment-in-kind interest	(4,425)	(2,321)	(1,920)
Cumulative dividends	(315)	(1,651)	(924)
Share-based compensation expense	2,565	2,047	1,489
Amortization of deferred financing costs	1,036	662	470
Deferred taxes	8,002	5,735	675
Changes in other assets and liabilities:
Interest receivable and other assets	2,681	(2,163)	(1,707)
Interest payable	(422)	789	782
Payable to affiliated Investment Manager	(765)	4,816	(202)
Accounts payable and other liabilities	1,941	998	343
Deferred fees and other	2,475	2,098	2,068

Net cash provided by operating activities	48,869	37,157	16,604
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in portfolio companies	(639,776)	(358,889)	(231,261)
Principal payments received on loans and debt securities in portfolio companies	400,017	158,101	52,493
Proceeds from sale of equity investments and related notes in portfolio companies	35,106	2,131	3,175
Cash acquired in MSC II exchange offer	—	—	2,490
Investments in marketable securities and idle funds investments	(14,379)	(33,470)	(26,992)
Proceeds from marketable securities and idle funds investments	34,504	11,665	24,077

Net cash used in investing activities	(184,528)	(220,462)	(176,018)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	169,946	127,773	85,897
Distributions to noncontrolling interest	(114)	(110)	(15)
Dividends paid to stockholders	(39,922)	(28,330)	(16,263)
Net change in DRIP deposit	—	(750)	—
Proceeds from issuance of SBIC debentures	21,000	40,000	45,000
Repayments of SBIC debentures	(16,000)	—	—
Proceeds from credit facility	311,000	220,000	75,650
Repayments on credit facility	(286,000)	(152,000)	(36,650)
Purchase of vested stock for employee payroll tax withholding	(1,096)	(675)	(370)
Payment of deferred loan costs and SBIC debenture fees	(2,201)	(2,287)	(2,121)
Other	(87)	—	—

Net cash provided by financing activities	156,526	203,621	151,128

Net increase (decrease) in cash and cash equivalents	20,867	20,316	(8,286)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,650	22,334	30,620

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$63,517	$42,650	$22,334

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
Control Investments(5)
Bond-Coat, Inc.	Casing and Tubing	12% Secured Debt (Maturity — December 28, 2017)	14,750	14,550	14,550
	Coating Services	Common Stock (Fully diluted 43.4%)		6,350	6,350

				20,900	20,900
Café Brazil, LLC	Casual Restaurant Group	12% Secured Debt (Maturity — April 20, 2013)	500	500	500
		Member Units (Fully diluted 41.0%)(8)		42	3,690

				542	4,190
California Healthcare Medical Billing, Inc.	Outsourced Billing and	12% Secured Debt (Maturity — October 17, 2015)	8,103	7,913	8,016
	Revenue Cycle	Warrants (Fully diluted 21.3%)		1,193	3,380
	Management	Common Stock (Fully diluted 9.8%)		1,177	1,560

				10,283	12,956
CBT Nuggets, LLC	Produces and Sells IT	14% Secured Debt (Maturity — December 31, 2013)	450	450	450
	Training Certification	Member Units (Fully diluted 41.6%)(8)		1,300	7,800

	Videos
				1,750	8,250
Ceres Management, LLC (Lambs)	Aftermarket Automotive	14% Secured Debt (Maturity — May 31, 2013)	4,000	3,993	3,993
	Services Chain	Class B Member Units (12% cumulative)		3,000	3,000
		Member Units (Fully diluted 79.0%)		5,273	—
		9.5% Secured Debt (Lamb's Real Estate Investment I, LLC) (Maturity — October 1, 2025)	1,066	1,066	1,066
		Member Units (Lamb's Real Estate Investment I, LLC) (Fully diluted 100%)		625	860

				13,957	8,919
Condit Exhibits, LLC	Tradeshow Exhibits / Custom Displays	13% Current / 5% PIK Secured Debt (Maturity — July 1, 2013)	4,661	4,652	4,652
		Warrants (Fully diluted 47.9%)		320	600

				4,972	5,252
Gulf Manufacturing, LLC	Manufacturer of Specialty Fabricated Industrial	9% PIK Secured Debt (Ashland Capital IX, LLC) (Maturity — June 30, 2017)	919	919	919
	Piping Products	Member Units (Fully diluted 34.2%)(8)		2,980	12,660

				3,899	13,579
Harrison Hydra-Gen, Ltd.	Manufacturer of	9% Secured Debt (Maturity — June 4, 2015)	5,024	4,644	5,024
	Hydraulic Generators	Preferred Stock (8% cumulative)(8)		1,081	1,081
		Common Stock (Fully diluted 34.5%)(8)		718	1,550

				6,443	7,655
Hawthorne Customs and Dispatch Services, LLC	Facilitator of Import	Member Units (Fully diluted 47.6%)(8)		589	1,140
	Logistics, Brokerage, and	Member Units (Wallisville Real Estate, LLC) (Fully
	Warehousing	diluted 59.1%)(8)		1,215	1,215

				1,804	2,355
Hydratec, Inc.	Designer and Installer of Micro-Irrigation Systems	Common Stock (Fully diluted 94.2%)(8)		7,095	13,710
Indianapolis Aviation Partners, LLC	Fixed Base Operator	15% Secured Debt (Maturity — September 15, 2014)	4,150	3,982	4,070
		Warrants (Fully diluted 30.1%)		1,129	2,130

				5,111	6,200

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2012

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
Jensen Jewelers of Idaho, LLC	Retail Jewelry Store	Prime Plus 2%, Current Coupon 5.25%, Secured Debt (Maturity — November 14, 2013)(9)	1,696	1,696	1,696
		13% Current / 6% PIK Secured Debt (Maturity — November 14, 2013)	1,759	1,759	1,759
		Member Units (Fully diluted 60.8%)(8)		811	2,060

				4,266	5,515
Lighting Unlimited, LLC	Commercial and	8% Secured Debt (Maturity — August 22, 2014)	1,892	1,892	1,892
	Residential Lighting	Preferred Stock (non-voting)		493	493
	Products and Design	Warrants (Fully diluted 7.1%)		54	4
	Services	Common Stock (Fully diluted 70.0%)(8)		100	36

				2,539	2,425
Marine Shelters Holdings, LLC	Fabricator of Marine and	12% Secured Debt (Maturity — December 28, 2017)	10,250	10,045	10,045
	Industrial Shelters	Preferred Stock (Fully diluted 26.7%)		3,750	3,750

				13,795	13,795
Mid-Columbia Lumber Products, LLC	Manufacturer of Finger-	10% Secured Debt (Maturity — December 18, 2014)	1,250	1,250	1,250
	Jointed Lumber Products	12% Secured Debt (Maturity — December 18, 2014)	3,900	3,900	3,900
		9.5% Secured Debt (Mid — Columbia Real Estate, LLC) (Maturity — May 13, 2025)	1,017	1,017	1,017
		Warrants (Fully diluted 9.2%)		250	1,470
		Member Units (Fully diluted 42.9%)		882	1,580
		Member Units (Mid — Columbia Real Estate, LLC) (Fully diluted 50.0%)(8)		250	810

				7,549	10,027
NAPCO Precast, LLC	Precast Concrete Manufacturing	Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity — February 1, 2016)(9)	3,385	3,334	3,334
		18% Secured Debt (Maturity — February 1, 2016)	5,173	5,093	5,093
		Member Units (Fully diluted 44.0%)		2,975	4,360

				11,402	12,787
NRI Clinical Research, LLC	Clinical Research Center	14% Secured Debt (Maturity — September 8, 2016)	4,736	4,506	4,506
		Warrants (Fully diluted 12.5%)		252	480
		Member Units (Fully diluted 24.8%)(8)		500	960

				5,258	5,946
NRP Jones, LLC	Manufacturer of Hoses,	12% Secured Debt (Maturity — December 22, 2016)	12,100	11,200	11,891
	Fittings and Assemblies	Warrants (Fully diluted 12.2%)		817	1,350
		Member Units (Fully diluted 43.2%)(8)		2,900	4,800

				14,917	18,041
OMi Holdings, Inc.	Manufacturer of Overhead	12% Secured Debt (Maturity — April 1, 2013)	6,000	5,997	6,000
	Cranes	Common Stock (Fully diluted 48.0%)		1,080	8,740

				7,077	14,740
Pegasus Research Group, LLC (Televerde)	Telemarketing and Data Services	13% Current / 5% PIK Secured Debt (Maturity — January 6, 2016)	4,991	4,946	4,991
		Member Units (Fully diluted 43.7%)(8)		1,250	3,790

				6,196	8,781
PPL RVs, Inc.	Recreational Vehicle	11.1% Secured Debt (Maturity — June 10, 2015)	8,460	8,404	8,460
	Dealer	Common Stock (Fully diluted 51.1%)		2,150	6,120

				10,554	14,580

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2012

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
Principle Environmental, LLC	Noise Abatement Services	12% Secured Debt (Maturity — February 1, 2016)	4,750	3,945	4,750
		12% Current / 2% PIK Secured Debt (Maturity — February 1, 2016)	3,594	3,539	3,594
		Warrants (Fully diluted 14.2%)		1,200	3,860
		Member Units (Fully diluted 22.6%)		1,863	6,150

				10,547	18,354
River Aggregates, LLC	Processor of Construction	12% Secured Debt (Maturity — March 30, 2016)	3,860	3,662	3,662
	Aggregates	Warrants (Fully diluted 20.0%)		202	—
		Member Units (Fully diluted 40.0%)		550	—

				4,414	3,662
The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors,	4.5% Current / 4.5% PIK Secured Debt (Maturity — October 2, 2013)	1,079	1,077	1,077
	Frames and Accessories	6% Current / 6% PIK Secured Debt (Maturity — October 2, 2013)	5,639	5,588	5,588
		Warrants (Fully diluted 52.3%)		1,096	—

				7,761	6,665
Thermal and Mechanical Equipment, LLC	Commercial and Industrial Engineering Services	Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity — September 25, 2014)(9)	1,033	1,030	1,033
		13% Current / 5% PIK Secured Debt (Maturity — September 25, 2014)	3,292	3,268	3,292
		Member Units (Fully diluted 50.0%)(8)		1,000	8,250

				5,298	12,575
Uvalco Supply, LLC	Farm and Ranch Supply Store	Member Units (Fully diluted 42.8%)(8)		1,113	2,760
Van Gilder Insurance Corporation	Insurance Brokerage	8% Secured Debt (Maturity — January 31, 2014)	915	914	914
		8% Secured Debt (Maturity — January 31, 2016)	1,361	1,349	1,349
		13% Secured Debt (Maturity — January 31, 2016)	6,150	5,319	5,319
		Warrants (Fully diluted 10.0%)		1,209	1,180
		Common Stock (Fully diluted 15.5%)		2,500	2,430

				11,291	11,192
Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage	6.5% Current /6.5% PIK Secured Debt (Maturity — December 23, 2016)	3,204	3,146	3,146
		Series A Preferred Stock (Fully diluted 50.9%)		3,000	2,930
		Common Stock (Fully diluted 19.1%)		3,706	110

				9,852	6,186
Ziegler's NYPD, LLC	Casual Restaurant Group	Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity — October 1, 2013)(9)	1,000	998	998
		13% Current / 5% PIK Secured Debt (Maturity — October 1, 2013)	5,314	5,300	5,300
		Warrants (Fully diluted 46.6%)		600	180

				6,898	6,478

Subtotal Control Investments (29.2% of total investments at fair value)				217,483	278,475

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2012

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
Affiliate Investments(6)
American Sensor Technologies, Inc.	Manufacturer of Commercial / Industrial Sensors	Warrants (Fully diluted 19.6%)		50	4,170
Bridge Capital Solutions Corporation	Financial Services and	13% Secured Debt (Maturity — April 17, 2017)	5,000	4,754	4,754
	Cash Flow Solutions	Warrants (Fully diluted 7.5%)		200	310

				4,954	5,064
Congruent Credit Opportunities Fund II, LP(11)(12)	Investment Partnership	LP Interests (Fully diluted 19.8%)(8)		19,049	19,174
Daseke, Inc.	Specialty Transportation Provider	Common Stock (Fully diluted 12.6%)		1,427	7,310
East Teak Fine Hardwoods, Inc.	Hardwood Products	Common Stock (Fully diluted 5.0%)(8)		480	380
Gault Financial, LLC (RMB Capital, LLC)	Purchases and Manages	14% Secured Debt (Maturity — November 21, 2016)	9,828	9,348	9,348
	Liquidation of Distressed	Warrants (Fully diluted 22.5%)		400	240

	Assets
				9,748	9,588
Houston Plating and Coatings, LLC	Plating and Industrial Coating Services	Member Units (Fully diluted 11.1%)(8)		635	8,280
Indianhead Pipeline Services, LLC	Pipeline Support Services	12% Secured Debt (Maturity — February 6, 2017)	8,725	8,186	8,186
		Preferred Equity (Fully diluted 8.0%)(8)		1,676	1,676
		Warrants (Fully diluted 10.6%)		459	1,490
		Member Units (Fully diluted 4.1%)(8)		1	50

				10,322	11,402
Integrated Printing Solutions, LLC	Specialty Card Printing	13% Secured Debt (Maturity — September 23, 2016)	12,500	11,807	11,807
		Preferred Equity (Fully diluted 11.0%)		2,000	2,000
		Warrants (Fully diluted 8.0%)		600	1,100

				14,407	14,907
irth Solutions, LLC	Damage Prevention	12% Secured Debt (Maturity — December 29, 2015)	3,587	3,543	3,587
	Technology Information	Member Units (Fully diluted 12.8%)(8)		624	2,750

	Services
				4,167	6,337

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2012

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
KBK Industries, LLC	Specialty Manufacturer of	12.5% Secured Debt (Maturity — September 28, 2017)	9,000	8,913	9,000
	Oilfield and Industrial	Member Units (Fully diluted 17.9%)(8)		341	5,550

	Products
				9,254	14,550
Olympus Building Services, Inc.	Custodial / Facilities	12% Secured Debt (Maturity — March 27, 2014)	3,050	2,975	2,975
	Services	12% Current / 3% PIK Secured Debt (Maturity — March 27, 2014)	1,014	1,014	1,014
		Warrants (Fully diluted 22.5%)		470	470

				4,459	4,459
OnAsset Intelligence, Inc.	Transportation Monitoring	12% Secured Debt (Maturity — April 18, 2013)	1,500	1,500	1,500
	/ Tracking Services	Preferred Stock (7% cumulative) (Fully diluted 5.8%)(8)		1,692	2,440
		Warrants (Fully diluted 4.0%)		830	550

				4,022	4,490
OPI International Ltd.(12)	Oil and Gas Construction Services	Common Equity (Fully diluted 11.5%)(8)		1,371	4,971
PCI Holding Company, Inc.	Manufacturer of Industrial Gas Generating Systems	12% Current / 4% PIK Secured Debt (Maturity — December 18, 2017)	5,008	4,909	4,909
		Preferred Stock (20% cumulative) (Fully diluted 19.4%)(8)		1,511	1,511

				6,420	6,420
Radial Drilling Services Inc.	Oil and Gas Technology	12% Secured Debt (Maturity — November 23, 2016)	4,200	3,485	3,485
		Warrants (Fully diluted 24.0%)		758	758

				4,243	4,243
Samba Holdings, Inc.	Intelligent Driver Record	12.5% Secured Debt (Maturity — November 17, 2016)	11,923	11,754	11,923
	Monitoring Software and	Common Stock (Fully diluted 19.4%)		1,707	3,670

	Services			13,461	15,593
Spectrio LLC	Audio Messaging	8% Secured Debt (Maturity — June 16, 2016)	280	280	280
	Services	12% Secured Debt (Maturity — June 16, 2016)	17,990	17,559	17,963
		Warrants (Fully diluted 9.8%)		887	3,420

				18,726	21,663
SYNEO, LLC	Manufacturer of Specialty	12% Secured Debt (Maturity — July 13, 2016)	4,300	4,218	4,218
	Cutting Tools and	10% Secured Debt (Leadrock Properties, LLC)	1,440	1,413	1,413
	Punches	(Maturity — May 4, 2026)
		Member Units (Fully diluted 11.1%)		1,000	1,000

				6,631	6,631
Texas Reexcavation LC	Hydro Excavation Services	12% Current / 3% PIK Secured Debt (Maturity — December 31, 2017)	6,001	5,881	5,881
		Class A Member Units (Fully diluted 16.3%)		2,900	2,900

				8,781	8,781

Subtotal Affiliate Investments (18.7% of total investments at fair value)				142,607	178,413

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2012

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
Non-Control/Non-Affiliate Investments(7)
AGS LLC	Developer, Manufacturer, and Operator of Gaming Machines	LIBOR Plus 10.00%, Current Coupon 11.50%, Secured Debt (Maturity — August 23, 2016)(9)	9,423	9,239	9,239
Ameritech College Operations, LLC	For-Profit Nursing and Healthcare College	18% Secured Debt (Maturity — March 9, 2017)	6,050	5,942	6,050
Ancestry.com Inc.(10)	Genealogy Software Service	LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity — December 27, 2018)(9)	7,000	6,720	6,767
Artel, LLC(10)	Land-Based and Commercial Satellite Provider	LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity — November 27, 2017)(9)	5,000	4,951	4,950
Associated Asphalt Partners, LLC(10)	Liquid Asphalt Supplier	LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity — March 9, 2018)(9)	9,400	9,250	9,259
Audio Visual Services Group, Inc.(10)	Hotel & Venue Audio Visual Operator	LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity — November 9, 2018)(9)	5,000	4,901	4,919
		LIBOR Plus 9.50%, Current Coupon 10.75%, Secured Debt (Maturity — May 9, 2019)(9)	5,000	4,901	4,938

				9,802	9,857
B. J. Alan Company	Retailer and Distributor of Consumer Fireworks	14% Current / 2.5% PIK Secured Debt (Maturity — June 22, 2017)	10,134	10,042	10,042
Blackboard, Inc.(10)	Education Software Provider	LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity — October 4, 2018)(9)	1,361	1,319	1,379
		LIBOR Plus 10.00%, Current Coupon 11.50%, Secured Debt (Maturity — April 4, 2019)(9)	2,000	1,852	1,927

				3,171	3,306
Brand Connections, LLC	Venue-Based Marketing and Media	12% Secured Debt (Maturity — April 30, 2015)	7,974	7,828	7,974
Brasa Holdings Inc.(10)	Upscale Full Service Restaurants	LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity — July 18, 2019)(9)	3,491	3,395	3,525
		LIBOR Plus 9.50%, Current Coupon 11.00%, Secured Debt (Maturity — January 19, 2020)(9)	2,000	1,927	2,030

				5,322	5,555
Calloway Laboratories, Inc.(10)	Health Care Testing Facilities	10.00% Current / 2.00% PIK Secured Debt (Maturity — September 30, 2014)	5,479	5,361	5,479
CDC Software Corporation(10)	Enterprise Application Software	LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity — August 6, 2018)(9)	4,239	4,199	4,260
CHI Overhead Doors, Inc.(10)	Manufacturer of Overhead Garage Doors	LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity — August 17, 2017)(9)	2,410	2,371	2,421
		LIBOR Plus 9.50%, Current Coupon 11.00%, Secured Debt (Maturity — February 17, 2018)(9)	2,500	2,457	2,463

				4,828	4,884
Citadel Plastics Holding, Inc.(10)	Supplier of Commodity Chemicals / Plastic Parts	LIBOR Plus 5.25%, Current Coupon 6.75%, Secured Debt (Maturity — February 28, 2018)(9)	2,985	2,959	2,989
Compact Power Equipment Centers Inc.	Equipment / Tool Rental	6% Current / 6% PIK Secured Debt (Maturity — October 1, 2017)	3,687	3,669	3,669
		Series A Stock (8% cumulative) (Fully diluted 4.2%)(8)		923	1,232

				4,592	4,901

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2012

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
Confie Seguros Holding II Co.(10)	Insurance Brokerage	LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity — November 9, 2018)(9)	5,000	4,927	4,964
Connolly Holdings Inc.(10)	Audit Recovery Software	LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity — July 15, 2018)(9)	2,488	2,464	2,519
		LIBOR Plus 9.25%, Current Coupon 10.50%, Secured Debt (Maturity — January 15, 2019)(9)	2,000	1,962	2,050

				4,426	4,569
Creative Circle, LLC(10)	Professional Staffing Firm	LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity — September 28, 2017)(9)	9,938	9,840	9,840
CST Industries(10)	Storage Tank Manufacturer	LIBOR Plus 6.25%, Current Coupon 7.75%, Secured Debt (Maturity — May 22, 2017)(9)	12,188	12,022	12,110
Diversified Machine, Inc.(10)	Automotive Component Supplier	LIBOR Plus 7.75%, Current Coupon 9.25%, Secured Debt (Maturity — December 21, 2017)(9)	2,000	1,961	1,985
Drilling Info, Inc.	Information Services for the Oil and Gas Industry	Common Stock (Fully diluted 2.3%)		1,335	5,769
Dycom Investments, Inc.(10)(12)	Telecomm Construction & Engineering Providers	7.13% Bond (Maturity — January 15, 2021)	1,000	1,042	1,053
Emerald Performance Materials, Inc.(10)	Specialty Chemicals Manufacturer	LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity — May 18, 2018)(9)	4,490	4,451	4,512
Engility Corporation(10)(12)	Defense Software	LIBOR Plus 4.50%, Current Coupon 5.75%, Secured Debt (Maturity — July 18, 2017)(9)	8,000	7,928	7,930
eResearch Technology, Inc.(10)	Provider of Technology-Driven Health Research	LIBOR Plus 6.50%, Current Coupon 8.00%, Secured Debt (Maturity — June 29, 2018)(9)	3,491	3,361	3,465
EnCap Energy Fund Investments(11)(12)	Investment Partnership	LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%)(8)		1,735	1,852
		LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.) (Fully diluted 0.3%)		442	442
		LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)		664	664

				2,841	2,958
Fairway Group Acquisition Company(10)	Retail Grocery	LIBOR Plus 6.75%, Current Coupon 8.25%, Secured Debt (Maturity — August 17, 2018)(9)	3,990	3,933	4,030
FC Operating, LLC(10)	Christian Specialty Retail Stores	LIBOR Plus 10.75%, Current Coupon 12.00%, Secured Debt (Maturity — November 14, 2017)(9)	6,000	5,883	5,916
FishNet Security, Inc.(10)	Information Technology Value-Added Reseller	LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity — November 30, 2017)(9)	8,000	7,921	7,960
Flexera Software LLC(10)	Software Licensing	LIBOR Plus 9.75%, Current Coupon 11.00%, Secured Debt (Maturity — September 30, 2018)(9)	3,000	2,789	3,053
Fram Group Holdings, Inc.(10)	Manufacturer of Automotive Maintenance Products	LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity — July 29, 2017)(9)	988	984	989
		LIBOR Plus 9.00%, Current Coupon 10.50%, Secured Debt (Maturity — January 29, 2018)(9)	1,000	996	950

				1,980	1,939
GFA Brands, Inc.(10)(12)	Distributor of Health Food Products	LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity — July 2, 2018)(9)	6,790	6,663	6,909
GMACM Borrower LLC(10)	Mortgage Originator and Servicer	LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity — November 13, 2015)(9)	1,000	987	1,011

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2012

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
Grede Holdings, LLC(10)	Operator of Iron Foundries	LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity — April 3, 2017)(9)	5,000	4,975	5,025
Hayden Acquisition, LLC	Manufacturer of Utility Structures	8% Secured Debt (Maturity — January 1, 2013)	1,800	1,781	—
Hearthside Food Solutions, LLC(10)	Contract Food Manufacturer	LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity — June 5, 2018)(9)	3,990	3,953	3,980
Heckmann Corporation(10)(12)	Water Treatment and Disposal Services	9.88% Bond (Maturity — April 15, 2018)	3,500	3,500	3,588
HOA Restaurant Group, LLC(10)	Casual Restaurant Group	11.25% Bond (Maturity — April 1, 2017)	2,000	2,000	1,810
Hudson Products Holdings, Inc.(10)	Manufacturer of Heat Transfer Equipment	LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity — June 7, 2017)(9)	4,000	3,961	4,015
Hupah Finance Inc.(10)	Manufacturer of Industrial Machinery	LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity — January 19, 2019)(9)	2,978	2,924	3,015
Il Fornaio Corporation(10)	Casual Restaurant Group	LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity — June 10, 2017)(9)	1,822	1,815	1,836
Insight Pharmaceuticals, LLC(10)	Pharmaceuticals Merchant Wholesalers	LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity — August 25, 2016)(9)	5,000	4,976	5,025
Ipreo Holdings LLC(10)	Application Software for Capital Markets	LIBOR Plus 6.50%, Current Coupon 8.00%, Secured Debt (Maturity — August 5, 2017)(9)	5,688	5,610	5,723
iStar Financial Inc.(10)(12)	Real Estate Investment Trust	LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity — March 19, 2016)(9)	1,444	1,422	1,461
Ivy Hill Middle Market Credit Fund III, Ltd.(11)(12)	Investment Partnership	LIBOR Plus 6.50%, Current Coupon 6.71%, Secured Debt (Maturity — January 15, 2022)	2,000	1,681	1,970
Jackson Hewitt Tax Service Inc.(10)	Tax Preparation Services	LIBOR Plus 8.50%, Current Coupon 10.00%, Secured Debt (Maturity — October 15, 2017)(9)	7,500	7,211	7,281
Kadmon Pharmaceuticals, LLC(10)	Biopharmaceutical Products and Services	LIBOR Plus 13.00% / 12.00% PIK, Current Coupon with PIK 27.00%, Secured Debt (Maturity — April 30, 2013)(9)	6,056	6,056	6,056
Keypoint Government Solutions, Inc.(10)	Pre-employment Screening Services	LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity — November 13, 2017)(9)	5,000	4,903	4,975
Maverick Healthcare Group LLC(10)	Home Healthcare Products and Services	LIBOR Plus 9.00%, Current Coupon 10.75%, Secured Debt (Maturity — December 30, 2016)(9)	4,900	4,900	4,992
Media Holdings, LLC(10)(12)	Internet Traffic Generator	LIBOR Plus 13.00%, Current Coupon 15.00%, Secured Debt (Maturity — April 27, 2014)(9)	5,000	5,332	5,000
Medpace Intermediateco, Inc.(10)	Clinical Trial Development and Execution	LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity — June 19, 2017)(9)	4,612	4,557	4,427
Metal Services LLC(10)	Steel Mill Services	LIBOR Plus 6.50%, Current Coupon 7.75%, Secured Debt (Maturity — June 30, 2017)(9)	5,000	4,902	5,038
Metals USA, Inc.(10)(12)	Operator of Metal Service Centers	LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity — December 14, 2019)(9)	7,500	7,426	7,463
Milk Specialties Company(10)	Processor of Nutrition Products	LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity — November 9, 2018)(9)	5,000	4,951	4,988

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2012

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
Miramax Film NY, LLC(10)	Motion Picture Producer and Distributor	Class B Units (Fully diluted 0.2%)		500	576
Mmodal, Inc.(10)	Healthcare Equipment and Services	LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity — August 16, 2019)(9)	3,990	3,940	3,850
Modern VideoFilm, Inc.(10)	Post-Production Film Studio	LIBOR Plus 9.00%, Current Coupon 10.50%, Secured Debt (Maturity — December 19, 2017)(9)	5,005	4,780	4,780
		Warrants (Fully diluted 1.5%)		150	150

				4,930	4,930
Mood Media Corporation(10)(12)	Music Programming and Broadcasting	LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity — May 6, 2018)(9)	1,775	1,759	1,780
National Healing Corporation(10)	Wound Care Management	LIBOR Plus 10.00%, Current Coupon 11.50%, Secured Debt (Maturity — November 30, 2018)(9)	1,500	1,422	1,545
		Common Equity (Fully diluted 0.02%)		50	50

				1,472	1,595
National Vision, Inc.(10)	Discount Optical Retailer	LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity — August 2, 2018)(9)	3,226	3,179	3,274
NCI Building Systems, Inc.(10)(12)	Non-Residential Building Products Manufacturer	LIBOR Plus 6.75%, Current Coupon 8.00%, Secured Debt (Maturity — May 2, 2018)(9)	2,450	2,335	2,455
NCP Investment Holdings, Inc.	Management of Outpatient Cardiac Cath Labs	Class A and C Units (Fully diluted 3.3%)(8)		20	2,474
NGPL PipeCo, LLC(10)	Natural Gas Pipelines and Storage Facilities	LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity — September 15, 2017)(9)	8,679	8,548	8,901
North American Breweries Holdings, LLC(10)	Operator of Specialty Breweries	LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity — December 11, 2018)(9)	4,000	3,921	4,020
Northland Cable Television, Inc.(10)	Television Broadcasting	LIBOR Plus 6.00%, Current Coupon 7.75%, Secured Debt (Maturity — December 30, 2016)(9)	4,812	4,710	4,692
Oberthur Technologies SA(10)(12)	Smart Card, Printing, Identity, and Cash Protection Security	LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity — November 30, 2018)(9)	6,965	6,648	6,913
Oneida Ltd.(10)	Household Products Manufacturer	LIBOR Plus 7.75%, Current Coupon 9.25%, Secured Debt (Maturity — September 25, 2017)(9)	1,933	1,899	1,904
Panolam Industries International, Inc.(10)	Decorative Laminate Manufacturer	LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity — August 23, 2017)(9)	4,048	4,010	4,038
Peppermill Casinos, Inc.(10)	Operator of Casinos and Gaming Operations	LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity — November 2, 2018)(9)	2,295	2,204	2,246
Phillips Plastic Corporation(10)	Custom Molder of Plastics and Metals	LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity — February 12, 2017)(9)	1,728	1,714	1,723
Physician Oncology Services, L.P.(10)	Provider of Radiation Therapy and Oncology Services	LIBOR Plus 6.25%, Current Coupon 7.75%, Secured Debt (Maturity — January 31, 2017)(9)	942	935	904
PL Propylene LLC(10)(12)	Propylene Producer	LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity — March 27, 2017)(9)	3,970	3,901	4,035
Preferred Proppants, LLC(10)	Producer of Sand Based Proppants	LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity — December 15, 2016)(9)	5,942	5,823	5,526

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2012

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
ProQuest LLC(10)	Academic Research Portal	LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity — April 13, 2018)(9)	4,963	4,918	4,997
PRV Aerospace, LLC(10)	Aircraft Equipment Manufacturer	LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity — May 9, 2018)(9)	5,972	5,917	5,987
Radio One, Inc.(10)	Radio Broadcasting	LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity — March 31, 2016)(9)	2,932	2,891	2,983
Relativity Media, LLC(10)	Full-scale Film and	10.00% Secured Debt (Maturity — May 24, 2015)	4,904	4,825	5,087
	Television Production and	15.00% PIK Secured Debt (Maturity — May 24, 2015)	5,477	5,214	5,294
	Distribution	Class A Units (Fully diluted 0.2%)		292	292

				10,331	10,673
Sabre Industries, Inc.(10)	Manufacturer of Telecom Structures and Equipment	LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity — August 24, 2018)(9)	6,500	6,407	6,565
Shale-Inland Holdings, LLC(10)	Distributor of Pipe, Valves, and Fittings	8.75% Bond (Maturity — November 15, 2019)	3,000	3,000	3,143
Sonneborn, LLC(10)	Specialty Chemicals Manufacturer	LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity — March 30, 2018)(9)	2,978	2,924	3,030
Sourcehov LLC(10)	Business Process Services	LIBOR Plus 5.38%, Current Coupon 6.63%, Secured Debt (Maturity — April 28, 2017)(9)	2,955	2,874	2,921
		LIBOR Plus 9.25%, Current Coupon 10.50%, Secured Debt (Maturity — April 30, 2018)(9)	5,000	4,537	4,581

				7,411	7,502
Surgery Center Holdings, Inc.(10)	Ambulatory Surgical Centers	LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity — February 6, 2017)(9)	4,881	4,863	4,857
The Tennis Channel, Inc.	Television-Based Sports Broadcasting	LIBOR Plus 6% / 4% PIK, Current Coupon with PIK 14%, Secured Debt (Maturity — June 30, 2013)(9)	11,050	12,776	12,776
		Warrants (Fully diluted 0.1%)		235	235

				13,011	13,011
Totes Isotoner Corporation(10)	Weather Accessory Retail	LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity — July 7, 2017)(9)	4,717	4,642	4,729
TriNet HR Corporation(10)(12)	Outsourced Human Resources Solutions	LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity — October 24, 2018)(9)	3,000	3,000	3,011
UniTek Global Services, Inc.(10)	Provider of Outsourced Infrastructure Services	LIBOR Plus 7.50%, Current Coupon 9.00%, Secured Debt (Maturity — April 15, 2018)(9)	4,379	4,268	4,308
Universal Fiber Systems, LLC	Manufacturer of Synthetic Fibers	LIBOR Plus 5.75%, Current Coupon 7.50%, Secured Debt (Maturity — June 26, 2015)(9)	5,274	5,182	5,195
US Xpress Enterprises, Inc.(10)	Truckload Carrier	LIBOR Plus 7.50%, Current Coupon 9.00%, Secured Debt (Maturity — November 13, 2016)(9)	6,500	6,374	6,484
Vantage Specialties, Inc.(10)	Manufacturer of Specialty Chemicals	LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity — February 10, 2018)(9)	3,970	3,900	4,000
VFH Parent LLC(10)	Electronic Trading and Market Making	LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity — July 8, 2016)(9)	3,394	3,344	3,404
Visant Corporation(10)	School Affinity Stores	LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity — December 22, 2016)(9)	3,923	3,923	3,575
Vision Solutions, Inc.(10)	Provider of Information Availability Software	LIBOR Plus 4.50%, Current Coupon 6.00%, Secured Debt (Maturity — July 23, 2016)(9)	2,506	2,325	2,340
		LIBOR Plus 8.00%, Current Coupon 9.50%, Secured Debt (Maturity — July 23, 2017)(9)	5,000	4,962	4,875

				7,287	7,215

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2012

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
Walter Investment Management Corp.(10)(12)	Real Estate Services	LIBOR Plus 4.50%, Current Coupon 5.75%, Secured Debt (Maturity — November 28, 2017)(9)	2,469	2,444	2,484
Western Dental Services, Inc.(10)	Dental Care Services	LIBOR Plus 7.00%, Current Coupon 8.25%, Secured Debt (Maturity — November 1, 2018)(9)	5,000	4,853	4,894
Wilton Brands LLC(10)	Specialty Housewares Retailer	LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity — August 30, 2018)(9)	1,975	1,937	2,000
Wireco Worldgroup Inc.(10)	Manufacturer of Synthetic Lifting Products	LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity — February 15, 2017)(9)	2,494	2,471	2,550
WP CPP Holdings, LLC(10)	Manufacturer of	LIBOR Plus 4.50%, Current Coupon 5.75%, Secured Debt	4,000	3,960	4,020
	Aerospace and Defense	(Maturity — December 28, 2019)(9)
	Components
Zilliant Incorporated	Price Optimization and	12% Secured Debt (Maturity — June 15, 2017)	8,000	6,866	6,866
	Margin Management	Warrants (Fully diluted 3.0%)		1,071	1,071

	Solutions

				7,937	7,937

Subtotal Non-Control/Non-Affiliate Investments (49.1% of total investments at fair value)				456,975	467,543

Main Street Capital Partners, LLC (Investment Manager)	Asset Management	100% of Membership Interests		2,668	—

Total Portfolio Investments, December 31, 2012				819,733	924,431

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2012

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
Marketable Securities and Idle Funds Investments	Investments in Marketable Securities and Diversified, Registered Bond Funds
Ceridian Corporation (12)		LIBOR Plus 5.75%, Current Coupon 5.96%, Secured Debt (Maturity — May 9, 2017)	10,000	10,025	10,013
Compass Investors Inc.(12)		LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity — December 27, 2019)(9)	7,000	7,005	6,994
First Data Corporation (12)		LIBOR Plus 4.00%, Current Coupon 4.21%, Secured Debt (Maturity — March 23, 2018)	5,000	4,763	4,767
Toll Road Investors Partnership II, LP Bond(12)		Zero Coupon Bond (Maturity — February 15, 2033)	7,500	1,742	1,834
Univision Communications Inc.(12)		LIBOR Plus 4.25%, Current Coupon 4.46%, Secured Debt (Maturity — March 31, 2017)	5,000	4,934	4,927

Subtotal Marketable Securities and Idle Funds Investments (3.0% of total investments at fair value)				28,469	28,535

Total Investments, December 31, 2012				$848,202	$952,966

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

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
Control Investments(5)
Café Brazil, LLC	Casual Restaurant Group	12% Secured Debt (Maturity — April 20, 2013)	1,400	1,399	1,400
		Member Units (Fully diluted 41.0%)(8)		42	3,430

				1,441	4,830
California Healthcare Medical Billing, Inc.	Outsourced Billing &	12% Secured Debt (Maturity —
	Revenue Cycle	October 17, 2015)	8,623	8,290	8,528
	Management	Warrants (Fully diluted 21.0%)		1,193	3,380
		Common Stock (Fully diluted 9.6%)		1,177	1,560

				10,660	13,468
CBT Nuggets, LLC	Produces & Sells IT	14% Secured Debt (Maturity —
	Training Certification	December 31, 2013)	1,750	1,750	1,750
	Videos	Member Units (Fully diluted 40.8%)(8)		1,300	5,570

				3,050	7,320
Ceres Management, LLC (Lambs)	Aftermarket Automotive Services Chain	14% Secured Debt (Maturity — May 31, 2013)	3,770	3,749	3,749
		9.5% Secured Debt (Lamb's Real Estate Investment I, LLC) (Maturity — October 1, 2025)	1,115	1,115	1,115
		Member Units (Fully diluted 79.0%)		4,773	1,050
		Member Units (Lamb's Real Estate Investment I, LLC) (Fully diluted 100%)		625	800

				10,262	6,714
Condit Exhibits, LLC	Tradeshow Exhibits / Custom Displays	9% Current / 9% PIK Secured Debt (Maturity — July 1, 2013)	4,431	4,406	4,406
		Warrants (Fully diluted 47.9%)		320	560

				4,726	4,966
Currie Acquisitions, LLC	Retail Electric Bikes	12% Secured Debt (Maturity — March 1, 2015)	4,750	4,112	4,750
		Warrants (Fully diluted 47.3%)		2,566	100

				6,678	4,850
Gulf Manufacturing, LLC	Manufacturer of Specialty Fabricated Industrial Piping Products	9% PIK Secured Debt (Ashland Capital IX, LLC) (Maturity — June 30, 2017)	1,185	1,185	1,185
		Member Units (Fully diluted 34.2%)(8)		2,980	9,840

				4,165	11,025

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2011

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators	12% Secured Debt (Maturity — June 4, 2015)	5,507	4,938	5,230
		Preferred Stock (8% cumulative)(8)		1,081	1,081
		Warrants (Fully diluted 34.5%)		718	2,240

				6,737	8,551
Hawthorne Customs & Dispatch Services, LLC	Facilitator of Import	Member Units (Fully diluted
	Logistics, Brokerage, &	47.6%)(8)		589	1,410
	Warehousing	Member Units (Wallisville Real Estate, LLC) (Fully diluted 59.1%)(8)		1,215	1,215

				1,804	2,625
Hydratec, Inc.	Designer & Installer of Micro-Irrigation Systems	Common Stock (Fully diluted 92.5%)(8)		7,092	12,337
Indianapolis Aviation Partners, LLC	Fixed Base Operator	12% Secured Debt (Maturity — September 15, 2014)	4,270	4,003	4,120
		Warrants (Fully diluted 30.1%)		1,129	1,650

				5,132	5,770
Jensen Jewelers of Idaho, LLC	Retail Jewelry Store	Prime Plus 2%, Current Coupon 5.25%, Secured Debt (Maturity — November 14, 2013)(9)	2,260	2,260	2,260
		13% Current / 6% PIK Secured Debt (Maturity — November 14, 2013)	2,345	2,345	2,345
		Member Units (Fully diluted 60.8%)(8)		811	1,750

				5,416	6,355
Lighting Unlimited, LLC	Commercial & Residential	8% Secured Debt (Maturity —
	Lighting Products & Design	August 22, 2012)	2,000	1,984	1,984
	Services	Preferred Stock (non-voting)		510	510
		Warrants (Fully diluted 7.1%)		54	—
		Common Stock (Fully diluted 70.0%)		100	210

				2,648	2,704
Mid-Columbia Lumber Products, LLC	Manufacturer of Finger- Jointed Lumber Products	10% Secured Debt (Maturity — December 18, 2014)	1,250	1,250	1,250
		12% Secured Debt (Maturity — December 18, 2014)	3,670	3,670	3,670
		9.5% Secured Debt (Mid — Columbia Real Estate, LLC) (Maturity — May 13, 2025)	1,062	1,062	1,062
		Warrants (Fully diluted 9.2%) Member Units (Fully diluted 42.9%)		250	890

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2011

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
		Member Units (Mid — Columbia Real Estate, LLC) (Fully diluted 50.0%)(8)		812	930
				250	810

				7,294	8,612
NAPCO Precast, LLC	Precast Concrete Manufacturing	Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity — February 1, 2013)(9)	3,385	3,376	3,376
		18% Secured Debt (Maturity — February 1, 2013)	5,173	5,142	5,142
		Member Units (Fully diluted 46.3%)(8)		2,975	4,195

				11,493	12,713
NRI Clinical Research, LLC	Clinical Research Center	14% Secured Debt (Maturity — September 8, 2016)	5,500	5,183	5,183
		Warrants (Fully diluted 12.5%)		252	252
		Member Units (Fully diluted 24.8%)		500	500

				5,935	5,935
NRP Jones, LLC	Manufacturer of Hoses, Fittings & Assemblies	12% Secured Debt (Maturity — December 22, 2016)	12,100	11,041	11,041
		Warrants (Fully diluted 12.2%)		817	817
		Member Units (Fully diluted 43.2%)		2,900	2,900

				14,758	14,758
NTS Holdings, Inc.	Trench & Traffic Safety Equipment Rental & Sales	12% Secured Debt (Maturity — April 30, 2015)	5,770	5,742	5,742
		Preferred Stock (12% cumulative, compounded quarterly)(8)		11,918	11,918
		Common Stock (Fully diluted 72.3%)		1,621	2,140

				19,281	19,800
OMi Holdings, Inc.	Manufacturer of Overhead Cranes	12% Secured Debt (Maturity — April 1, 2013)	7,974	7,950	7,950
		Common Stock (Fully diluted 48.0%)		1,080	2,270

				9,030	10,220
Pegasus Research Group, LLC (Televerde)	Telemarketing & Data Services	13% Current / 3% PIK Secured Debt (Maturity — January 6, 2016)	6,160	6,089	6,089
		Member Units (Fully diluted 43.7%)		1,250	1,250

				7,339	7,339

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2011

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
PPL RVs, Inc.	Recreational Vehicle Dealer	18% Secured Debt (Maturity — June 10, 2015)	4,235	4,186	4,235
		Common Stock (Fully diluted 51.1%)		2,150	3,980

				6,336	8,215
Principle Environmental, LLC	Noise Abatement Services	12% Secured Debt (Maturity — February 1, 2016)	4,750	3,766	4,080
		12% Current / 2% PIK Secured Debt (Maturity - February 1, 2016)	3,507	3,450	3,507
		Warrants (Fully diluted 14.6%)		1,200	2,110
		Member Units (Fully diluted 25.0%)		2,000	3,600

				10,416	13,297
River Aggregates, LLC	Processor of Construction Aggregates	12% Secured Debt (Maturity — March 30, 2016)	3,470	3,227	3,227
		Warrants (Fully diluted 20.0%)		202	100
		Member Units (Fully diluted 40.0%)		550	200

				3,979	3,527
The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames & Accessories	4.5% Current / 4.5% PIK Secured Debt (Maturity - October 2, 2013)	1,045	1,041	1,041
		6% Current / 6% PIK Secured Debt (Maturity — October 2, 2013)	5,406	5,294	5,294
		Warrants (Fully diluted 47.1%)		896	—
		Member Units (Non-voting)		200	—

				7,431	6,335
Thermal & Mechanical Equipment, LLC	Commercial & Industrial Engineering Services	Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity — September 25, 2014)(9)	1,272	1,266	1,266
		13% Current / 5% PIK Secured Debt (Maturity — September 25, 2014)	4,053	4,010	4,053
		Member Units (Fully diluted 50.0%)(8)		1,000	5,660

				6,276	10,979
Uvalco Supply, LLC	Farm & Ranch Supply Store	Member Units (Fully diluted 42.8%)(8)		1,113	3,290
Van Gilder Insurance Corporation	Insurance Brokerage
		8% Secured Debt (Maturity — January 31, 2013)	1,000	987	987
		8% Secured Debt (Maturity — January 31, 2016)	1,721	1,705	1,705

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2011

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
		13% Secured Debt (Maturity — January 31, 2016)	5,400	4,387	4,387
		Warrants (Fully diluted 10.0%)		1,209	1,209
		Common Stock (Fully diluted 15.5%)		2,500	2,500

				10,788	10,788
Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage	6.5% Current /6.5% PIK Secured Debt (Maturity — December 23, 2016)	3,000	2,935	2,935
		Series A Prefered Stock (Fully diluted 33.3%)	—	3,000	3,000
		Common Stock (Fully diluted 36.7%)		3,706	—

				9,641	5,935
Ziegler's NYPD, LLC	Casual Restaurant Group	Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity — October 1, 2013)(9)	1,000	996	996
		13% Current / 5% PIK Secured Debt (Maturity — October 1, 2013)	4,299	4,270	4,270
		Warrants (Fully diluted 46.6%)		600	400

				5,866	5,666
Subtotal Control Investments (34.9% of total investments at fair value)				206,787	238,924

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2011

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
Affiliate Investments(6)
American Sensor Technologies, Inc.	Manufacturer of Commercial / Industrial	9% Secured Debt (Maturity — May 31, 2012)	3,046	3,039	3,039
	Sensors	Warrants (Fully diluted 19.6%)		50	3,100

				3,089	6,139
Compact Power Equipment Centers LLC	Equipment / Tool Rental	6% Current / 6% PIK Secured Debt (Maturity — December 31, 2014)	2,855	2,831	2,831
		8% PIK Secured Debt (Maturity — December 31, 2011)	108	108	108
		Series A Member Units (8% cumulative)(8)		853	853
		Member Units (Fully diluted 10.6%)		1	1

				3,793	3,793
Drilling Info, Inc.	Information Services for the Oil & Gas Industry	12% Secured Debt (Maturity — November 20, 2014)	8,000	7,065	8,000
		8.75% Secured Debt (Maturity — April 18, 2016)	750	750	750
		Warrants (Fully diluted 4.9%)		1,250	10,360
		Common Stock (Fully diluted 2.4%)		1,335	4,890

				10,400	24,000
East Teak Fine Hardwoods, Inc.	Hardwood Products	Common Stock (Fully diluted 5.0%)		480	380
Gault Financial, LLC (RMB Capital, LLC)	Purchases & Manages Liquidation of Distressed	14% Secured Debt (Maturity — November 21, 2016)	10,500	9,897	9,897
	Assets	Warrants (Fully diluted 22.5%)		400	400

				10,297	10,297
Houston Plating & Coatings, LLC	Plating & Industrial Coating Services	Member Units (Fully diluted 11.1%)(8)		635	5,990
Integrated Printing Solutions, LLC	Specialty Card Printing	13% Secured Debt (Maturity — September 23, 2016)	10,000	9,228	9,228
		Warrants (Fully diluted 9.0%)		600	600

				9,828	9,828

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2011

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
IRTH Holdings, LLC	Damage Prevention Technology Information	12% Secured Debt (Maturity — December 29, 2015)	5,084	5,006	5,084
	Services	Member Units (Fully diluted 22.3%)		850	2,480

				5,856	7,564
KBK Industries, LLC	Specialty Manufacturer of Oilfield & Industrial	10% Secured Debt (Maturity — March 31, 2012)	15	15	15
	Products	14% Secured Debt (Maturity — January 23, 2014)	5,250	5,250	5,250
		Member Units (Fully diluted 18.8%)(8)		341	2,800

				5,606	8,065
Laurus Healthcare, LP	Management of Outpatient Cardiac Cath Labs	9% Secured Debt (Maturity — May 12, 2016)	5,850	5,850	5,850
		Class A & C Units (Fully diluted 13.1%)(8)		80	5,430

				5,930	11,280
Olympus Building Services, Inc.	Custodial / Facilities Services	10% Current / 2% PIK Secured Debt (Maturity — March 27, 2014)	2,434	2,306	2,306
		15% PIK Secured Debt (Maturity — March 27, 2014)	994	994	994
		Warrants (Fully diluted 22.5%)		470	70

				3,770	3,370
OnAsset Intelligence, Inc.	Transportation Monitoring / Tracking Services	12% Secured Debt (Maturity — October 18, 2012)	1,500	916	916
		Preferred Stock (7% cumulative) (Fully diluted 5.75%)(8)		1,577	1,577
		Warrants (Fully diluted 4.0%)		830	830

				3,323	3,323
OPI International Ltd.(12)	Oil & Gas Construction Services	12% Secured Debt (Maturity — November 30, 2015)	11,520	10,882	11,130
		Warrants (Fully diluted 8.0%)		500	4,100

				11,382	15,230
Radial Drilling Services Inc.	Oil & Gas Technology	12% Secured Debt (Maturity — November 23, 2016)	4,200	3,367	3,367
		Warrants (Fully diluted 24.0%)		758	758

				4,125	4,125

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2011

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
Samba Holdings, Inc.	Intelligent Driver Record Monitoring Software & Services	12.5% Secured Debt (Maturity — November 17, 2016)	3,000	2,941	2,941
		Common Stock (Fully diluted 14.7%)		950	950

				3,891	3,891
Schneider Sales Management, LLC	Sales Consulting & Training	13% Secured Debt (Maturity — October 15, 2013)	3,568	3,488	250
		Warrants (Fully diluted 20.0%)		45	—

				3,533	250
Spectrio LLC	Audio Messaging Services	8% Secured Debt (Maturity — June 16, 2016)	168	168	168
		12% Secured Debt (Maturity — June 16, 2016)	13,475	13,008	13,340
		Warrants (Fully diluted 9.8%)		887	2,720

				14,063	16,228
SYNEO, LLC	Manufacturer of Specialty Cutting Tools & Punches	12% Secured Debt (Maturity — July 13, 2016)	5,500	5,374	5,374
		10% Secured Debt (Leadrock Properties, LLC) (Maturity — May 4, 2026)	1,440	1,412	1,412
		Member Units (Fully diluted 11.1%)		1,000	1,000

				7,786	7,786
Walden Smokey Point, Inc.	Specialty Transportation Provider	Common Stock (Fully diluted 12.6%)		1,427	4,220
WorldCall, Inc.	Telecommunication / Information Services	13% Secured Debt (Maturity — April 22, 2012)	646	646	646
		Common Stock (Fully diluted 10.0%)		297	—

				943	646

Subtotal Affiliate Investments (21.4% of total investments at fair value)				110,157	146,405

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2011

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
Non-Control/Non-Affiliate Investments(7)
Academy, Ltd.(10)	Sporting Goods Stores	LIBOR Plus 4.50%, Current Coupon 6.00%, Secured Debt (Maturity — August 3, 2018)(9)	3,000	2,989	2,977
Affinity Videonet, Inc.	Video Conferencing & Managed Services	13% Secured Debt (Maturity — December 31, 2015)	2,000	1,914	2,000
		13% Current / 1% PIK Secured Debt (Maturity — December 31, 2015)	1,132	1,125	1,125
		Warrants (Fully diluted 2.6%)		63	63

				3,102	3,188
API Technologies Corp.(10)	Manufacturer of Electrical Components & Equipment	LIBOR Plus 6.25%, Current Coupon 7.75%, Secured Debt (Maturity — June 27, 2016)(9)	2,486	2,406	2,374
Arrowhead General Insurance Agency, Inc.(10)	Insurance	LIBOR Plus 5.75%, Current Coupon 7.50%, Secured Debt (Maturity — March 4, 2017)(9)	3,970	3,900	3,932
		LIBOR Plus 9.5%, Current Coupon 11.25%, Secured Debt (Maturity — September 30, 2017)(9)	2,000	1,944	2,010

				5,844	5,942
ATI Acquisition I Corp.(10)	Physical Therapy Facilities	LIBOR Plus 5.50%, Current Coupon 7.50%, Secured Debt (Maturity — March 11, 2016)(9)	2,849	2,812	2,725
Bourland & Leverich Supply Co., LLC(10)	Distributor of Oil & Gas Tubular Goods	LIBOR Plus 9.00%, Current Coupon 11.00%, Secured Debt (Maturity — August 19, 2015)(9)	4,191	4,028	4,065
Brand Connections, LLC	Venue-Based Marketing & Media	14% Secured Debt (Maturity — April 30, 2015)	6,761	6,639	6,639
Brickman Group Holdings, Inc.(10)	Commercial L&scape Services	LIBOR Plus 5.50%, Current Coupon 7.25%, Secured Debt (Maturity — October 14, 2016)(9)	1,990	1,962	1,997

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2011

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
Business Development Corporation of America(11)(12)	Investment Management	LIBOR Plus 3.50%, Current Coupon 3.77%, Secured Debt (Maturity — January 14, 2013)	5,900	5,900	5,900
Carestream Health, Inc.(10)	Medical Imaging Products	LIBOR Plus 3.50%, Current Coupon 5.00%, Secured Debt (Maturity — February 25, 2017)(9)	2,985	2,704	2,690
Centerplate, Inc.(10)	Food & Catering Services	LIBOR Plus 8.50%, Current Coupon 10.50%, Secured Debt (Maturity — September 16, 2016)(9)	2,970	2,896	2,966
CHI Overhead Doors, Inc.(10)	Manufacturer of Overhead Garage Doors	LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity — August 17, 2017)(9)	2,494	2,446	2,462
		LIBOR Plus 9.50%, Current Coupon 11.00%, Secured Debt (Maturity — February 17, 2018)(9)	2,500	2,452	2,463

				4,898	4,925
Diversified Machine, Inc.(10)	Automotive Component Supplier	LIBOR Plus 7.75%, Current Coupon 9.25%, Secured Debt (Maturity — November 28, 2017)(9)	2,000	1,960	2,001
EnCap Energy Capital Fund VIII, L.P.(11)(12)	Investment Partnership	LP Interests (Fully diluted 0.2%)		709	709
Fairway Group Acquisition Company(10)	Retail Grocery	LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity — March 3, 2017)(9)	7,463	7,403	7,253
Flexera Software LLC(10)	Software Licensing	LIBOR Plus 9.75%, Current Coupon 11.00%, Secured Debt (Maturity — September 30, 2018)(9)	3,000	2,765	2,790
Fram Group Holdings, Inc.(10)	Manufacturer of Automotive Maintenance Products	LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity — July 29, 2017)(9)	998	993	998
		LIBOR Plus 9.00%, Current Coupon 10.50%, Secured Debt (Maturity — January 29, 2018)(9)	1,000	995	968

				1,988	1,966

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2011

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
Golden Nugget, LLC(10)	Hotel & Gaming	LIBOR Plus 8.50%, Current Coupon 10.00%, Secured Debt (Maturity — May 24, 2016)(9)	10,000	9,636	9,450
Gundle/SLT Environmental, Inc. (10)	Manufacturer of Geosynthetic Lining Products	LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity — May 27, 2016)(9)	2,985	2,958	2,940
		LIBOR Plus 9.50%, Current Coupon 13.00%, Secured Debt (Maturity — November 23, 2016)(9)	4,000	3,926	3,980

				6,884	6,920
Hayden Acquisition, LLC	Manufacturer of Utility Structures	8% Secured Debt (Maturity — January 1, 2012)	1,800	1,781	—
Helm Financial Corporation(10)	Railcar Leasing	LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity — June 1, 2017)(9)	1,985	1,967	1,940
Henniges Automotive Holdings, Inc.(10)	Manufacturer of Auto Parts	LIBOR Plus 10.00%, Current Coupon 12.00%, Secured Debt (Maturity — October 28, 2016)(9)	2,833	2,785	2,785
HMS Income LLC(11)(12)	Investment Management	LIBOR Plus 3.00%, Current Coupon 3.27%, Secured Debt (Maturity — December 12, 2012)	7,500	7,500	7,500
HOA Restaurant Group, LLC(10)	Casual Restaurant Group
		11.25% Bond (Maturity — April 1, 2017)	2,000	2,000	1,865
Il Fornaio Corporation(10)	Casual Restaurant Group	LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity — June 10, 2017)(9)	1,985	1,976	1,978
Ipreo Holdings LLC(10)	Application Software for Capital Markets	LIBOR Plus 6.50%, Current Coupon 8.00%, Secured Debt (Maturity — August 5, 2017)(9)	4,239	4,160	4,144
Ivy Hill Middle Market Credit Fund III, Ltd.(10)(12)	Investment Partnership	LIBOR Plus 6.50%, Current Coupon 6.77%, Secured Debt (Maturity — January 15, 2022)	2,000	1,659	1,658

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2011

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
JJ Lease Funding Corp.(10)	Apparel Retail	LIBOR Plus 8.50%, Current Coupon 10.00%, Secured Debt (Maturity — April 29, 2017)(9)	3,950	3,842	3,160
Kadmon Pharmaceuticals, LLC(10)	Biopharmaceutical Products and Services	LIBOR Plus 13.00%, Current Coupon 15.00%, Secured Debt (Maturity — October 31, 2012)(9)	6,000	5,899	6,255
Lawson Software, Inc.(10)	Application Software	LIBOR Plus 5.25%, Current Coupon 6.75%, Secured Debt (Maturity — July 5, 2017)(9)	4,988	4,801	4,875
Liqui-Box, Inc.(10)	Supplier of Specialty Packaging	LIBOR Plus 5.25%, Current Coupon 6.75%, Secured Debt (Maturity — December 29, 2017)(9)	3,000	2,955	2,985
Media Holdings, LLC(10)(12)	Internet Traffic Generator	LIBOR Plus 13.00%, Current Coupon 15.00%, Secured Debt (Maturity — April 28, 2014)(9)	5,000	5,129	5,000
Medpace Intermediateco, Inc.(10)	Clinical Trial Development & Execution	LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity — June 17, 2017)(9)	4,975	4,905	4,726
Megapath, Inc.(10)	Communications Technology	LIBOR Plus 10.00%, Current Coupon 12.00%, Secured Debt (Maturity — November 3, 2015)(9)	3,600	3,541	3,546
Metropolitan Health Networks, Inc.(10)(12)	Healthcare Network Provider	LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity — October 4, 2016)(9)	2,000	1,971	1,940
		LIBOR Plus 11.75%, Current Coupon 13.50%, Secured Debt (Maturity — October 4, 2017)(9)	3,250	3,187	3,185

				5,158	5,125
Milk Specialties Company(10)	Processor of Nutrition Products	LIBOR Plus 7.00%, Current Coupon 8.50%, Secured Debt (Maturity — December 27, 2017)(9)	4,000	3,880	3,900
		LIBOR Plus 13.00%, Current Coupon 14.50%, Secured Debt (Maturity — December 27, 2018)(9)	1,000	960	965

				4,840	4,865
Miramax Film NY, LLC (10)	Motion Picture Producer & Distributor	Class B Units (Fully diluted 0.2%)		500	500

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2011

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
Mood Media Corporation(10)(12)	Music Programming and Broadcasting	LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity — May 6, 2018)(9)	2,985	2,956	2,779
MultiPlan, Inc.(10)	Managed Healthcare Provider	LIBOR Plus 3.25%, Current Coupon 4.75%, Secured Debt (Maturity — August 26, 2017)(9)	2,956	2,956	2,821
National Healing Corporation(10)	Wound Care Management	LIBOR Plus 6.75%, Current Coupon 8.25%, Secured Debt (Maturity — November 30, 2017)(9)	2,750	2,614	2,653
		LIBOR Plus 10.00%, Current Coupon 11.50%, Secured Debt (Maturity — November 30, 2018)(9)	1,500	1,411	1,433
		Common Equity (Fully diluted 0.02%)		50	50

				4,075	4,136
Northland Cable Television, Inc.(10)	Television Broadcasting	LIBOR Plus 6.00%, Current Coupon 7.75%, Secured Debt (Maturity — December 30, 2016)(9)	4,950	4,823	4,802
Ocwen Financial Corporation(10)(12)	Residential & Commercial Loan Services	LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity — September 1, 2016)(9)	4,750	4,660	4,685
Pacific Architects & Engineers Incorporated(10)	Provider of Contract Support Services	LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity — April 4, 2017)(9)	3,995	3,917	3,875
Phillips Plastic Corporation(10)	Custom Molder of Plastics & Metals	LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity — February 12, 2017)(9)	1,750	1,733	1,737
Physician Oncology Services, L.P.(10)	Provider of Radiation Therapy & Oncology Services	LIBOR Plus 4.75%, Current Coupon 6.25%, Secured Debt (Maturity — January 31, 2017)(9)	942	934	904
Pierre Foods, Inc.(10)	Foodservice Supplier	LIBOR Plus 5.25%, Current Coupon 7.00%, Secured Debt (Maturity — September 30, 2016)(9)	4,950	4,868	4,945

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2011

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
		LIBOR Plus 9.50%, Current Coupon 11.25%, Secured Debt (Maturity — September 29, 2017)(9)	2,000	1,939	1,995

				6,807	6,940
Preferred Proppants, LLC(10)	Producer of Sand Based Proppants	LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity — December 15, 2016)(9)	5,000	4,877	4,889
Race Point Power, LLC(10)	Electric Utilities / Power Generation	LIBOR Plus 6.00%, Current Coupon 7.75%, Secured Debt (Maturity — January 11, 2018)(9)	4,658	4,576	4,617
Radio One, Inc.(10)	Radio Broadcasting	LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity — March 31, 2016)(9)	2,978	2,925	2,775
Shearer's Foods, Inc.(10)	Manufacturer of Food/ Snacks	12.00% Current /3.75% PIK Secured Debt (Maturity — March 31, 2016)	4,262	4,179	4,092
SonicWALL, Inc.(10)	IT Security Provider	LIBOR Plus 6.25%, Current Coupon 8.25%, Secured Debt (Maturity — January 23, 2016)(9)	1,072	1,073	1,074
Sourcehov LLC(10)	Business Process Services	LIBOR Plus 5.38%, Current Coupon 6.63%, Secured Debt (Maturity — April 28, 2017)(9)	2,993	2,896	2,526
		LIBOR Plus 9.25%, Current Coupon 10.50%, Secured Debt (Maturity — April 30, 2018)(9)	3,000	2,872	2,505

				5,768	5,031
Speedy Cash Intermediate Holdings Corp.(10)	Consumer Finance	10.75% Bond (Maturity — May 15, 2018)	2,000	2,000	2,010
Surgery Center Holdings, Inc.(10)	Ambulatory Surgical Centers	LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity — February 6, 2017)(9)	4,963	4,940	4,628
The Tennis Channel, Inc.	Television-Based Sports Broadcasting	LIBOR Plus 6% / 4% PIK, Current Coupon with PIK 14%, Secured Debt (Maturity — January 1, 2013)(9)	10,610	11,450	11,450
		Warrants (Fully diluted 0.1%)		235	235

				11,685	11,685
Totes Isotoner Corporation(10)	Weather Accessory Retail	LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity — July 7, 2017)(9)	4,976	4,883	4,839
Ulterra Drilling Technologies, L.P.(10)	Manufacturer of Oil & Gas Drilling Products	LIBOR Plus 7.50%, Current Coupon 9.50%, Secured Debt (Maturity — June 9, 2016)(9)	6,572	6,452	6,441
		LIBOR Plus 7.50%, Current Coupon 9.50%, Secured Debt (Maturity — June 9, 2016)(9)	1,848	1,803	1,754

				8,255	8,195

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2011

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
UniTek Global Services, Inc.(10)	Provider of Outsourced Infrastructure Services	LIBOR Plus 7.50%, Current Coupon 9.00%, Secured Debt (Maturity — April 15, 2018)(9)	6,434	6,256	6,304
VFH Parent LLC (10)	Electronic Trading & Market Making	LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity — July 8, 2016)(9)	4,180	4,103	4,195
Visant Corporation (10)	School Affinity Stores	LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity — December 22, 2016)(9)	3,998	3,998	3,760
Vision Solutions, Inc. (10)	Provider of Information Availability Software	LIBOR Plus 4.50%, Current Coupon 6.00%, Secured Debt (Maturity — July 23, 2016)(9)	2,838	2,586	2,585
		LIBOR Plus 8.00%, Current Coupon 9.50%, Secured Debt (Maturity — July 23, 2017)(9)	5,000	4,955	4,850

				7,541	7,435
Walter Investment Management Corp.(10)(12)	Real Estate Services	LIBOR Plus 6.25%, Current Coupon 7.75%, Secured Debt (Maturity — June 30, 2016)(9)	2,888	2,833	2,886
		LIBOR Plus 11.00%, Current Coupon 12.50%, Secured Debt (Maturity — December 30, 2016)(9)	3,000	2,944	3,036

				5,777	5,922
Willis Group, LLC	Staffing & Recruitment Services	12% Current / 3% PIK Secured Debt (Maturity — December 19, 2014)	9,000	8,824	8,824
Wyle Services Corporation(10)	Specialized Engineering & Technical Services	LIBOR Plus 4.25%, Current Coupon 5.75%, Secured Debt (Maturity — March 26, 2017)(9)	3,735	3,715	3,657
Yankee Cable Acquisition, LLC(10)	Broadband Service Provider	LIBOR Plus 4.50%, Current Coupon 6.50%, Secured Debt (Maturity — August 26, 2016)(9)	3,950	3,902	3,900

Subtotal Non-Control/Non-Affiliate Investments (39.6% of total investments at fair value)				275,061	270,895

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2011

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
Main Street Capital Partners, LLC (Investment Manager) (0.3% of total investments at fair value)	Asset Management	100% of Membership Interests		4,284	1,869

Total Portfolio Investments, December 31, 2011				596,289	658,093

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2011

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
Marketable Securities and Idle Funds Investments	Investments in Marketable Securities and Diversified, Registered Bond Funds
A. M. Castle & Co. Bond(12)		12.75% Bond (Maturity — December 15, 2016)	3,000	2,896	3,015
Fairfield Redevelopment Bond(12)		9.50% Bond (Maturity — March 1, 2021)	3,085	3,132	3,254
General Motors Company(12)		Preferred stock (0.59% cumulative)(8)		255	175
Industry Bond(12)		8.00% Bond (Maturity — January 1, 2020)	3,500	3,668	3,763
Pretium Packaging Bond		11.50% Bond (Maturity — April 1, 2016)	4,500	4,515	4,410
San Diego Redevelopment Bond(12)		7.38% Bond (Maturity — September 1, 2037)	275	275	284
Stanton Redevelopment Tax Bond(12)		9.00% Bond (Maturity — December 1, 2021)	980	1,012	1,024
Stora Enso OYJ Bond(12)		7.25% Bond (Maturity — April 15, 2036)	5,700	4,596	4,646
Toll Road Investors Partnership II, LP Bond(12)		Zero Coupon Bond (Maturity — February 15, 2033)	7,500	1,620	1,940
United Refining Company Bond		10.50% Bond (Maturity — February 28, 2017)	3,990	3,966	3,731

Subtotal Marketable Securities and Idle Funds Investments (3.8% of total investments at fair value)				25,935	26,242

Total Investments, December 31, 2011				$622,224	$684,335

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

(in thousands)

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

       On January 7, 2010, MSCC consummated transactions (the "Exchange Offer") to exchange 1,239,695 shares of its common stock for approximately 88% of the total dollar value of the limited partner interests in Main Street Capital II, LP ("MSC II" and, together with MSMF, the "Funds"). Pursuant to the terms of the Exchange Offer, 100% of the membership interests in the general partner of MSC II, Main Street Capital II GP, LLC ("MSC II GP"), were also transferred to MSCC for no consideration. MSC II commenced operations in January 2006, is an investment fund that operates as an SBIC and is also managed by the Investment Manager. During the first quarter of 2012, MSCC exchanged 229,634 shares of its common stock to acquire all of the remaining minority ownership in the total dollar value of the MSC II limited partnership interests, including approximately 5% owned by affiliates of MSCC (the "Final MSC II Exchange"). After the completion of the Final MSC II Exchange, MSCC owns 100% of MSC II. The Exchange Offer and related transactions, including the transfer of the MSC II GP interests and the Final MSC II Exchange, are collectively termed the "Exchange Offer Transactions." The Exchange Offer was accounted for under the acquisition method of accounting in accordance with ASC 805. Accordingly, the purchase price was preliminarily allocated to the acquired assets and liabilities based on their estimated fair values at the Exchange Offer acquisition date. The fair value of the MSC II net assets acquired exceeded the fair value of the stock consideration issued, resulting in a bargain purchase gain of $4.9 million that was recorded by Main Street in the period that the Exchange Offer was completed.

       MSCC has elected to be treated for federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, MSCC generally will not pay corporate-level federal income taxes on any net ordinary income or capital gains that it distributes to its stockholders as dividends.

       MSCC has direct and indirect wholly owned subsidiaries that have elected to be taxable entities (the "Taxable Subsidiaries"). The primary purpose of these entities is to hold certain investments that generate "pass through" income for tax purposes. The Taxable Subsidiaries are each taxed at their normal corporate tax rates based on their taxable income.

       Unless otherwise noted or the context otherwise indicates, the terms "we," "us," "our" and "Main Street" refer to MSCC and its consolidated subsidiaries, which include the Funds and the Taxable Subsidiaries.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.    Basis of Presentation

       Main Street's financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For the years ended December 31, 2012, 2011 and 2010 and as of December 31, 2012 and 2011, Main Street's consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. Portfolio investments, as used herein, refers to all of Main Street's investments in LMM portfolio companies, investments in Middle Market portfolio companies, Other Portfolio investments and investment in the Investment Manager but excludes all "Marketable securities and idle funds investments" (see Note C — Fair Value Hierarchy for Investments and Debentures — Portfolio Investment Composition for additional discussion of Main Street's portfolio investment composition and definitions for the terms LMM, Middle Market and Other Portfolio). The Investment Manager is accounted for as a portfolio investment (see Note D) and is not consolidated with MSCC and its consolidated subsidiaries. "Marketable securities and idle funds investments" are classified as financial instruments and are reported separately on Main Street's Consolidated Balance Sheets and Consolidated Schedule of Investments due to the nature of such investments (see Note B.13.). Our results of operations for the years ended December 31, 2012, 2011 and 2010, cash flows for the years ended December 31, 2012, 2011 and 2010 and financial position as of December 31, 2012 and 2011, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current financial statement presentation, including certain investments previously classified as Marketable securities and idle funds investments that are now considered a part of the Middle Market portfolio and are now classified as "Non-Control/Non-Affiliate investments", as defined below.

       Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the Audit and Accounting Guide for Investment Companies issued by the American Institute of Certified Public Accountants (the "AICPA Guide"), Main Street is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company. An exception to this general principle in the AICPA Guide occurs if Main Street owns a controlled operating company that provides all or substantially all of its services directly to Main Street or to an investment company of Main Street. None of the investments made by Main Street qualify for this exception. Therefore, Main Street's portfolio investments are carried on the balance sheet at fair value, as discussed further in Note B, with any adjustments to fair value recognized as "Net Change in Unrealized Appreciation (Depreciation)" on the Statement of Operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a "Net Realized Gain (Loss) from Investments."

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

       Main Street's portfolio strategy calls for it to invest primarily in illiquid securities issued by private, LMM companies and debt securities issued by Middle Market companies that are generally larger in size than the LMM companies. These portfolio investments may be subject to restrictions on resale. LMM investments and Other Portfolio investments generally have no established trading market while Middle Market securities generally have established markets that are not active. Main Street determines in good faith the fair value of its portfolio investments pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by its Board of Directors and in accordance with the 1940 Act. For LMM portfolio investments, Main Street reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process. For Middle Market portfolio investments, Main Street primarily uses observable inputs such as quoted prices in the valuation process. For Middle Market portfolio investments for which sufficient observable inputs are not available to determine fair value, Main Street generally uses a combination of observable inputs through obtaining third party quotes or other independent pricing and an approach similar to the income approach using a yield-to-maturity model used to value its LMM portfolio debt investments. Main Street's valuation policy and process are intended to provide a consistent basis for determining the fair value of the portfolio.

       For valuation purposes, "control" LMM portfolio investments are composed of debt and equity securities in companies for which Main Street has a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company's board of directors. Market quotations are generally not readily available for Main Street's control LMM portfolio investments. For control LMM portfolio investments, Main Street determines the fair value using a combination of market and income approaches. Under the market approach, Main Street will typically use the enterprise value methodology to determine the fair value of these investments. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization ("EBITDA"), cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, Main Street analyzes various factors including the portfolio company's historical and projected financial results. Main Street allocates the enterprise value to investments in order of the legal priority of the various components of the portfolio company's capital structure. Main Street will also use the income approach to determine the fair value of these securities, based on projections of the discounted future free cash flows that the portfolio company or the debt security will likely generate and which includes using a yield-to-maturity approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and credit risk of each of these portfolio investments. The valuation approaches for Main Street's control LMM portfolio investments estimate the value of the investment if Main Street were to sell, or exit, the investment. In addition, these valuation approaches consider the value associated with Main Street's ability to control the capital structure of the portfolio company, as well as the timing of a potential exit.

       For valuation purposes, "non-control" LMM portfolio investments are composed of debt and equity securities in companies for which Main Street does not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company's board of directors. Market quotations are generally not readily available for non-control LMM portfolio investments. For non-control LMM portfolio investments, Main Street uses a combination of the market and income approaches to value its equity investments and the income approach to value its debt investments similar to the approaches used for our control LMM portfolio investments and which includes using a yield-to-maturity approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Main Street's estimate of the expected repayment date of a LMM debt security is generally the legal maturity date of the instrument, as Main Street generally intends to hold its loans to maturity. The yield-to-maturity analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. Main Street will use the value determined by the yield-to-maturity analysis as the fair value for that security; however, because of Main Street's general intent to hold its loans to maturity, the fair value will not exceed the face amount of the LMM debt security. A change in the assumptions that Main Street uses to estimate the fair value of its LMM debt securities using the yield-to-maturity analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or if a LMM debt security is in workout status, Main Street may consider other factors in determining the fair value of the LMM debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis.

       Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on its investments in each LMM portfolio company once a quarter. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent advisor. The nationally recognized independent advisor is generally consulted relative to Main Street's investments in each LMM portfolio company at least once in every calendar year, and for Main Street's investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent advisor on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a LMM portfolio company is determined to be insignificant relative to the total investment portfolio. Main Street consulted with its independent advisor in arriving at Main Street's determination of fair value on its investments in a total of 47 LMM portfolio companies for the year ended December 31, 2012, representing approximately 80% of the total LMM portfolio and investment in the affiliated Investment Manager at fair value as of December 31, 2012 and on a total of 42 portfolio companies, including 41 LMM portfolio companies and our affiliated Investment Manager, for the year ended December 31, 2011, representing approximately 81% of the total LMM portfolio and investment in the affiliated Investment Manager at fair value as of December 31, 2011.

       For valuation purposes, all of Main Street's Middle Market portfolio investments are non-control investments for which Main Street does not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company's board of directors. Main Street primarily uses observable inputs to determine the fair value of these investments through obtaining third party quotes or other independent pricing. For Middle Market portfolio investments for which sufficient observable inputs are not

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

available to determine fair value, Main Street generally uses a combination of observable inputs through obtaining third party quotes or other independent pricing and an approach similar to the income approach using a yield-to-maturity model used to value its LMM portfolio debt investments.

       For valuation purposes, all of Main Street's Other Portfolio investments are non-control investments for which Main Street generally does not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company's board of directors. Main Street's Other Portfolio investments comprised 2.6% and 2.1%, respectively, of Main Street's investment portfolio at fair value as of December 31, 2012 and 2011. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street determines the fair value based on the fair value of the portfolio company as determined by independent third parties and based on Main Street's proportional ownership in the portfolio company, as well as the financial position and assessed risk of each of these portfolio investments. For Other Portfolio debt investments with observable inputs, Main Street determines the fair value of these investments through obtaining third party quotes or other independent pricing. To the extent observable inputs are not available for its Other Portfolio debt investments, Main Street values these Other Portfolio debt investments through an approach similar to the income approach using a yield-to-maturity model used to value its non-control LMM portfolio debt investments.

       Due to the inherent uncertainty in the valuation process, Main Street's determination of fair value for its portfolio investments may differ materially from the values that would have been used had a ready market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. Main Street determines the fair value of each individual investment and records changes in fair value as unrealized appreciation or depreciation.

       Main Street uses a standard internal portfolio investment rating system in connection with its investment oversight, portfolio management and analysis and investment valuation procedures for its LMM portfolio companies. This system takes into account both quantitative and qualitative factors of the LMM portfolio company and the investments held therein.

       The Board of Directors of Main Street has the final responsibility for reviewing and approving, in good faith, Main Street's determination of the fair value for its portfolio investments consistent with the 1940 Act requirements. Main Street believes its portfolio investments as of December 31, 2012 and 2011 approximate fair value as of those dates based on the market in which Main Street operates and other conditions in existence on those reporting dates.

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

       At December 31, 2012, cash balances totaling $57.5 million exceeded FDIC insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company's cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

       Main Street holds debt and preferred equity instruments in its investment portfolio that contain payment-in-kind ("PIK") interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of dividends in arrears may be deferred until such time as the preferred equity is redeemed. To maintain RIC tax treatment (as discussed below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. For the years ended December 31, 2012, 2011 and 2010, (i) approximately 4.3%, 3.7% and 5.3%, respectively, of Main Street's total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 0.3%, 2.5% and 2.5%, respectively, of Main Street's total investment income was attributable to cumulative dividend income not paid currently in cash.

       As of December 31, 2012, Main Street had no investments with positive fair value on non-accrual status and one fully impaired investment which comprised approximately 0.2% of the total portfolio investments at cost, in each case, excluding the investment in the affiliated Investment Manager. As of December 31, 2011, Main Street had one investment with positive fair value on non-accrual status, which comprised less than 0.1% of the total portfolio investments at fair value and, together with another fully impaired investment, comprised approximately 0.9% of the total portfolio investments at cost, in each case excluding the investment in the affiliated Investment Manager.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Deferred Financing Costs

       Deferred financing costs include SBIC debenture commitment fees and SBIC debenture leverage fees on the SBIC debentures which are not accounted for under the fair value option under ASC 825. These deferred financing costs have been capitalized and are being amortized into interest expense over the term of the debenture agreement (10 years).

       Deferred financing costs also include costs related to our multi-year investment credit facility (the "Credit Facility", as discussed further in Note G). These costs have been capitalized and are amortized into interest expense over their respective terms.

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

8.    Unearned Income — Debt Origination Fees and Original Issue Discount and Discounts/Premiums to Par Value

       Main Street capitalizes debt origination fees received in connection with financings and reflects such fees as unearned income netted against the applicable debt investments. The unearned income from the fees is accreted into interest income based on the effective interest method over the life of the financing.

       In connection with its portfolio debt investments, Main Street sometimes receives nominal cost warrants ("nominal cost equity") that are valued as part of the negotiation process with the particular portfolio company. When Main Street receives nominal cost equity, Main Street allocates its cost basis in its investment between its debt security and its nominal cost equity at the time of origination. Any discount recorded on a debt investment resulting from this allocation is reflected as unearned income, which is netted against the applicable debt investment and accreted into interest income based on the effective interest method over the life of the debt. The actual collection of this interest is deferred until the time of debt principal repayment.

       Main Street may also purchase debt securities at a discount or at a premium to the par value of the debt security. In the case of a purchase at a discount, Main Street records the investment at the par value of the debt security net of the discount, and the discount is accreted into interest income based on the effective interest method over the life of the debt investment. In the case of a purchase at a premium, Main Street records the investment at the par value of the debt security plus the premium, and the premium is amortized as a reduction to interest income based on the effective interest method over the life of the debt. To maintain RIC tax treatment (as discussed below in Note B.10.), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the years ended December 31, 2012, 2011 and 2010, approximately 3.7%, 3.5% and 4.4%, respectively, of Main Street's total investment income was attributable to interest income for the accretion of discounts associated with debt investments, net of any premium reduction.

9.    Share-Based Compensation

       Main Street accounts for its share-based compensation plans using the fair value method, as prescribed by ASC 718, Compensation — Stock Compensation. Accordingly, for restricted stock awards, Main Street measures the grant date fair value based upon the market price of its common stock on the date of the grant

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  Fair Value of Financial Instruments

       Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Main Street believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate the fair values of such items due to the short term nature of these instruments. Marketable securities and idle funds investments may include investments in certificates of deposit, U.S. government agency securities, independently rated debt investments, and diversified bond funds and the fair value determination for these investments under the provisions of ASC 820 generally consists of Level 2 observable inputs, similar in nature to those described above in "Valuation of Portfolio Investments".

       As part of the Exchange Offer, Main Street elected the fair value option under ASC 825, Financial Instruments ("ASC 825") relating to accounting for debt obligations at their fair value, for the MSC II SBIC debentures acquired (the "Acquired Debentures") as part of the acquisition accounting related to the Exchange Offer and valued those obligations as discussed further in Note C. In order to provide for a more consistent basis of presentation, Main Street has continued to elect the fair value option for SBIC debentures issued by MSC II subsequent to the Exchange Offer. Once the fair value option is elected for a given SBIC debenture, the deferred loan costs associated with the debenture are fully expensed in the current period to "Net Change in Unrealized Appreciation (Depreciation) — SBIC debentures" as part of the fair value adjustment. Interest incurred in connection with SBIC debentures which are valued at fair value is included in interest expense.

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

       As a result of the Exchange Offer, which left a minority portion of MSC II's equity interests owned by certain non-Main Street entities, the net earnings of MSC II attributable to the remaining noncontrolling interest in MSC II are excluded from all per share amounts presented, and the per share amounts only reflect the net earnings attributable to Main Street's ownership interest in MSC II. During the first quarter of 2012, MSCC completed the Final MSC II Exchange to acquire all of the minority portion of MSC II's equity interests not already owned by MSCC. The following table provides a reconciliation of Net Investment Income and Net Realized Income attributable to common stock by excluding amounts related to the

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

noncontrolling interest in MSC II that remained owned by non-Main Street entities for the years ended December 31, 2012, 2011 and 2010.

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Net Investment Income	$59,325	$39,277	$19,261
Noncontrolling interest share of Net Investment Income	(62)	(766)	(292)

Net Investment Income attributable to common stock	59,263	38,511	18,969
Total net realized gain from investments	16,479	2,639	(2,880)
Noncontrolling interest share of net realized (gain) from investments	(3)	(91)	41

Net Realized Income attributable to common stock	$75,739	$41,059	$16,130

Net Investment Income per share —
Basic and diluted	$2.01	$1.69	$1.16

Net Realized Income per share —
Basic and diluted	$2.56	$1.80	$0.99

Weighted average shares outstanding —
Basic and diluted	29,540,114	22,850,299	16,292,846

15.  Recently Issued Accounting Standards

       In May 2011, the FASB issued Accounting Standards Update ("ASU") 2011-04, Fair Value Measurements (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a significant impact on Main Street's financial condition and results of operations.

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

NOTE C — FAIR VALUE HIERARCHY FOR INVESTMENTS AND DEBENTURES — PORTFOLIO COMPOSITION

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

       As of December 31, 2012 and 2011, Main Street's LMM portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street's LMM portfolio investments were categorized as Level 3 as of December 31, 2012, and all but one LMM portfolio investment was categorized as Level 3 as of December 31, 2011.

       As of December 31, 2012 and 2011, Main Street's Middle Market portfolio investments and Marketable securities and idle funds investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted a combination of observable inputs and unobservable inputs in non-active markets. As a result, a significant portion of Main Street's Middle Market portfolio investments and all of Main Street's Marketable

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities and idle funds investments were categorized as Level 2 as of December 31, 2012 and 2011. For those Middle Market portfolio investments for which sufficient observable inputs were not available to determine fair value, Main Street categorized such investments as Level 3 as of December 31, 2012 and 2011.

       As of December 31, 2012 and 2011, Main Street's Other Portfolio debt investments consisted of investments in secured debt investments. The fair value determination for certain Other Portfolio debt investments consisted of observable inputs in non-active markets and, as such, were categorized as Level 2 as of December 31, 2012 and 2011. To the extent that there were Other Portfolio debt investments for which sufficient observable inputs were not available to determine fair value, Main Street categorized such investments as Level 3 as of December 31, 2012 and 2011.

       As of December 31, 2012 and 2011, Main Street's Other Portfolio equity investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street's Other Portfolio equity investments were categorized as Level 3 as of December 31, 2012 and 2011.

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

  •
  Contractual rights, obligations or restrictions associated with the investment; and

  •
  Other factors deemed relevant.

       The significant unobservable inputs used in the fair value measurement of Main Street's LMM equity securities are (i) EBITDA multiples and (ii) the weighted average cost of capital ("WACC"). Significant increases (decreases) in EBITDA multiple inputs in isolation would result in a significantly higher (lower) fair value measurement. On the contrary, significant increases (decreases) in WACC inputs in isolation would

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of Main Street's LMM debt securities and Other Portfolio debt securities are (i) risk adjusted discount factors used in the yield-to-maturity valuation technique (described in Note B.1. — Valuation of Portfolio Investments) and (ii) adjustment factors to estimate the percentage of expected principal recovery. Significant increases (decreases) in any of these yield valuation inputs in isolation would result in a significantly lower (higher) fair value measurement. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral, and not presented in the table below.

       The following table is not intended to be all-inclusive, but, rather, provides a summary of the significant unobservable inputs used to fair value Main Street's Level 3 portfolio investments as of December 31, 2012 and 2011.

Type of Investment	Fair Value as of December 31, 2012 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)
Equity investments	$220,359	Discounted cash flow	Weighted average cost of capital	11.0% - 19.0%	14.9%
		Market comparable / Enterprise Value	EBITDA multiple(1)	4.0x - 7.0x(2)	5.7	x
Debt investments	$477,272	Discounted cash flow	Risk adjusted discount factor	9.2% - 16.0%(2)	13.3%
			Adjustment factors	0.0% - 100.0%	99.5%

Total Level 3 investments	$697,631

(1)
EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

(2)
Range excludes outliers that are greater than one standard deviation from the mean.

(3)
Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

Type of Investment	Fair Value as of December 31, 2011 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)
Equity investments	$159,058	Discounted cash flow	Weighted average cost of capital	12.0% - 21.0%	15.5%
		Market comparable / Enterprise Value	EBITDA multiple(1)	4.5x - 7.0x(2)	6.3	x
Debt investments	$260,190	Discounted cash flow	Risk adjusted discount factor	4.7% - 21.2%(2)	14.2%

			Adjustment factors	0.0% - 100.0%	98.1%
Total Level 3 investments	$419,248

(1)
EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

(2)
Range excludes outliers that are greater than one standard deviation from the mean.

(3)
Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       The following table provides a summary of changes in fair value of Main Street's Level 3 portfolio investments for the years ended December 31, 2012 and 2011 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2011	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments/ Exits(1)	New Investments(1)	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other	Fair Value as of December 31, 2012
Debt	$260,190	33,067	$(114,528)	$287,166	$1,104	$3,845	$6,428	$477,272
Equity	113,920	1,259	(16,571)	47,333	(11,187)	44,105	12,905	191,764
Equity warrants	43,269	235	(3,924)	1,880	(6,836)	6,871	(12,900)	28,595
Investment Manager(2)	1,869	—	(1,616)	—	—	(253)	—	—

	$419,248	34,561	$(136,639)	$336,379	$(16,919)	$54,568	$6,433	$697,631

Type of Investment	Fair Value as of December 31, 2010	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments/ Exits(1)	New Investments(1)	Changes from Unrealized to Realized	Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2011
Debt	$183,894	3,316	$(39,568)	$111,578	$—	$970	$260,190
Equity	61,202	—	(500)	26,252	(397)	27,363	113,920
Equity warrants	25,081	—	(610)	6,686	(430)	12,542	43,269
Investment Manager(2)	2,051	—	—	—	—	(182)	1,869

	$272,228	3,316	$(40,678)	$144,516	$(827)	$40,693	$419,248

(1)
Includes the impact of non-cash conversions.

(2)
Reflects the adjustment to the investment in the Investment Manager in connection with the acquisition of the remaining externally owned MSC II equity interests.

       As of December 31, 2012 and 2011, the fair value determination for the SBIC debentures recorded at fair value primarily consisted of unobservable inputs. As a result, the SBIC debentures which are recorded at fair value were categorized as Level 3. Main Street determines the fair value of these instruments primarily using a yield-to-maturity approach that analyzes the discounted cash flows of interest and principal for each SBIC debenture recorded at fair value based on estimated market interest rates for debt instruments of similar structure, terms and maturity. Main Street's estimate of the expected repayment date of principal for each SBIC debenture recorded at fair value is the legal maturity date of the instrument, as Main Street generally does not intend to repay these SBIC debentures prior to maturity.

       The significant unobservable inputs used in the fair value measurement of Main Street's SBIC debentures recorded at fair value are the estimated market interest rates used to fair value each debenture using the yield valuation technique described above. Significant increases (decreases) in the yield-to-maturity valuation inputs in isolation would result in a significantly lower (higher) fair value measurement.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       The following table is not intended to be all-inclusive but, rather, provides a summary of the significant unobservable inputs used to fair value Main Street's Level 3 SBIC debentures as of December 31, 2012 and 2011(amounts in thousands).

Type of Instrument	Fair Value as of December 31, 2012 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC Debentures	$86,467	Discounted cash flow	Estimated market interest rates	7.1% - 9.0%	8.0%

Type of Instrument	Fair Value as of December 31, 2011 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC Debentures	$76,887	Discounted cash flow	Estimated market interest rates	8.8% - 10.0%	9.3%

       The following table provides a summary of changes for the Level 3 SBIC debentures recorded at fair value for the years ended December 31, 2012 and 2011 (amounts in thousands).

Type of Instrument	Fair Value as of December 31, 2011	Repayments	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of December 31, 2012
SBIC Debentures at fair value	$76,887	$—	$5,000	$4,580	$86,467

Type of Instrument	Fair Value as of December 31, 2010	Repayments	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of December 31, 2011
SBIC Debentures at fair value	$70,558	$—	$—	$6,329	$76,887

       At December 31, 2012 and 2011, Main Street's investments and SBIC debentures at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
At December 31, 2012	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$510,310	$—	$—	$510,310
Middle Market portfolio investments	390,019	—	224,830	165,189
Other Portfolio investments	24,102		1,970	22,132
Investment in affiliated Investment Manager	—	—	—	—

Total portfolio investments	924,431	—	226,800	697,631
Marketable securities and idle funds investments	28,535	—	28,535	—

Total investments	$952,966	$—	$255,335	$697,631

SBIC Debentures at fair value	$86,467	$—	$—	$86,467

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements
		(in thousands)
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

Portfolio Investment Composition

       Main Street's lower middle market ("LMM") portfolio investments principally consist of secured debt, equity warrants and direct equity investments in privately held, LMM companies based in the United States. Main Street's LMM portfolio companies generally have annual revenues between $10 million and $150 million, and its LMM investments generally range in size from $5 million to $25 million. The LMM debt investments are typically secured by either a first or second lien on the assets of the portfolio company, primarily bear interest at fixed rates, and generally mature between five and seven years from the original investment date. In most LMM portfolio companies, Main Street usually receives nominally priced equity warrants and/or makes direct equity investments in connection with a debt investment.

       Main Street's middle market ("Middle Market") portfolio investments primarily consist of direct or secondary investments in interest-bearing debt securities in companies based in the United States that are generally larger in size than the LMM companies included in Main Street's LMM portfolio. Main Street's Middle Market portfolio companies generally have annual revenues between $150 million and $1.5 billion and its Middle Market investments generally range in size from $3 million to $15 million. Main Street's Middle Market portfolio debt investments are generally secured by either a first or second priority lien on the assets of the company and typically have a term of between three and five years.

       Main Street's other portfolio ("Other Portfolio") investments primarily consist of investments which are not consistent with the typical profiles for LMM and Middle Market portfolio investments, including investments which may be managed by third parties. In the Other Portfolio, Main Street may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds.

       Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could be highly concentrated among several portfolio companies. For years ended December 31, 2012, 2011 and 2010, Main Street did not record (i) investment income from any LMM portfolio company in excess of 10% of total LMM investment income, (ii) investment income from any Middle Market portfolio company in excess of 10% of total Middle Market investment

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income or (iii) investment income from any single portfolio company in excess of 10% of total investment income.

       As of December 31, 2012, Main Street had debt and equity investments in 59 LMM portfolio companies with an aggregate fair value of approximately $510.3 million, with a total cost basis of approximately $408.0 million, and a weighted average annual effective yield on its LMM debt investments of approximately 14.2%. As of December 31, 2012, approximately 76% of Main Street's total LMM portfolio investments at cost were in the form of debt investments and approximately 94% of such debt investments at cost were secured by first priority liens on the assets of Main Street's LMM portfolio companies. At December 31, 2012, Main Street had equity ownership in approximately 90% of its LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 32%. As of December 31, 2011, we had debt and equity investments in 54 LMM portfolio companies with an aggregate fair value of approximately $415.7 million, a total cost basis of approximately $349.0 million and a weighted average annual effective yield on our LMM debt investments of approximately 14.8%. As of December 31, 2011, approximately 74% of Main Street's total LMM portfolio investments at cost were in the form of debt investments and approximately 93% of such debt investments at cost were secured by first priority liens on the assets of Main Street's LMM portfolio companies. At December 31, 2011, Main Street had equity ownership in approximately 94% of its LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 34%. The weighted average annual yields were computed using the effective interest rates for all debt investments at December 31, 2012 and 2011, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status.

       As of December 31, 2012, Main Street had Middle Market portfolio investments in 85 companies collectively totaling approximately $390.0 million in fair value with a total cost basis of approximately $385.5 million. The weighted average revenue for the 85 Middle Market portfolio company investments was approximately $513.5 million as of December 31, 2012. As of December 31, 2012, almost all of Main Street's Middle Market portfolio investments were in the form of debt investments and approximately 92% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on Main Street's Middle Market portfolio debt investments was approximately 8.8% as of December 31, 2012. As of December 31, 2011, Main Street had Middle Market portfolio investments in 57 companies collectively totaling approximately $226.5 million in fair value with a total cost basis of approximately $228.9 million. The weighted average revenue for the 57 Middle Market portfolio company investments was approximately $472.6 million as of December 31, 2011. As of December 31, 2011, almost all of our Middle Market portfolio investments were in the form of debt investments and approximately 82% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on Main Street's Middle Market portfolio debt investments was approximately 9.5% as of December 31, 2011. The weighted average annual yields were computed using the effective interest rates for all debt investments at December 31, 2012 and 2011, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments.

       As of December 31, 2012, Main Street had Other Portfolio investments in 3 companies collectively totaling approximately $24.1 million in fair value and approximately $23.6 million in cost basis and which comprised 2.6% of Main Street's investment portfolio at fair value as of December 31, 2012. As of December 31, 2011, Main Street had Other Portfolio investments in 3 companies collectively totaling approximately $14.1 million in both fair value and cost basis and which comprised 2.1% of Main Street's investment portfolio at fair value as of December 31, 2011.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       For the year ended December 31, 2012, there was one portfolio company investment transfer from the Middle Market portfolio investment category to the Other Portfolio investment category totaling $2.0 million at fair value and $1.7 million at cost as of December 31, 2012.

       The following table summarizes the composition of Main Street's LMM investment portfolio, Middle Market investment portfolio and total combined LMM and Middle Market investment portfolio at cost and fair value by type of investment as a percentage of the total LMM investment portfolio, the total Middle Market investment portfolio and the total combined LMM and Middle Market investment portfolio, respectively, as of December 31, 2012 and 2011 (this information excludes the Other Portfolio investments and the Investment Manager).

	December 31, 2012			December 31, 2011
Cost:	LMM	Middle Market	Total	LMM	Middle Market	Total
First lien debt	71.5%	91.4%	81.1%	69.5%	81.8%	74.4%
Equity	20.0%	0.2%	10.4%	20.5%	0.2%	12.5%
Second lien debt	4.9%	7.2%	6.0%	5.0%	18.0%	10.1%
Equity warrants	3.6%	0.0%	1.9%	5.0%	0.0%	3.0%
Other	0.0%	1.2%	0.6%	0.0%	0.0%	0.0%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	December 31, 2012			December 31, 2011
Fair Value:	LMM	Middle Market	Total	LMM	Middle Market	Total
First lien debt	57.4%	91.3%	72.1%	57.7%	81.7%	66.2%
Equity	32.8%	0.2%	18.7%	29.0%	0.3%	18.8%
Second lien debt	3.9%	7.3%	5.4%	4.4%	18.0%	9.2%
Equity warrants	5.9%	0.0%	3.3%	8.9%	0.0%	5.8%
Other	0.0%	1.2%	0.5%	0.0%	0.0%	0.0%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

       The following table shows Main Street's LMM investment portfolio, Middle Market investment portfolio, and total combined LMM and Middle Market investment portfolio composition by geographic region of the United States and other countries at cost and fair value as a percentage of the total LMM investment portfolio, the total Middle Market investment portfolio, and the total combined LMM and Middle Market investment portfolio, respectively, as of December 31, 2012 and 2011 (this information excludes the Other

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Portfolio investments and the Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	December 31, 2012			December 31, 2011
Cost:	LMM	Middle Market	Total	LMM	Middle Market	Total
Southwest	43.5%	11.1%	27.8%	47.8%	16.4%	35.4%
West	30.0%	21.1%	25.6%	31.9%	13.7%	24.7%
Midwest	13.2%	22.2%	17.6%	9.0%	21.6%	14.0%
Northeast	5.6%	29.5%	17.2%	3.9%	32.6%	15.2%
Southeast	7.7%	12.5%	10.1%	7.4%	15.7%	10.7%
Non-United States	0.0%	3.6%	1.7%	0.0%	0.0%	0.0%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	December 31, 2012			December 31, 2011
Fair Value:	LMM	Middle Market	Total	LMM	Middle Market	Total
Southwest	46.6%	11.3%	31.3%	52.1%	16.2%	39.3%
West	28.5%	21.0%	25.3%	28.9%	13.8%	23.6%
Midwest	13.0%	22.2%	17.0%	8.7%	21.9%	13.4%
Northeast	5.3%	29.6%	15.8%	3.9%	32.4%	14.0%
Southeast	6.6%	12.4%	9.1%	6.4%	15.7%	9.7%
Non-United States	0.0%	3.5%	1.5%	0.0%	0.0%	0.0%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       Main Street's LMM and Middle Market portfolio investments are in companies conducting business in a variety of industries. The following tables show the composition of Main Street's LMM portfolio investments, Middle Market portfolio investments and total combined LMM and Middle Market portfolio investments by industry at cost and fair value as of December 31, 2012 and 2011 (this information excludes the Other Portfolio investments and the Investment Manager).

	December 31, 2012			December 31, 2011
Cost:	LMM	Middle Market	Total	LMM	Middle Market	Total
Energy Equipment & Services	14.0%	2.4%	8.4%	9.2%	7.5%	8.5%
Software	6.3%	10.5%	8.3%	2.8%	8.4%	5.0%
Media	7.8%	6.5%	7.2%	8.7%	6.6%	7.9%
Machinery	9.5%	3.7%	6.7%	9.9%	2.1%	6.9%
Commercial Services & Supplies	12.5%	0.0%	6.4%	15.4%	0.9%	9.7%
Specialty Retail	7.6%	4.6%	6.1%	5.3%	5.6%	5.4%
Health Care Providers & Services	3.8%	6.8%	5.3%	6.5%	9.1%	7.5%
Construction & Engineering	7.9%	2.4%	4.7%	5.3%	0.0%	5.0%
Hotels, Restaurants & Leisure	4.1%	2.9%	3.5%	2.1%	7.2%	4.1%
Diversified Consumer Services	4.5%	1.9%	3.2%	2.7%	0.0%	1.6%
IT Services	0.0%	5.7%	2.8%	0.0%	4.1%	1.6%
Electronic Equipment, Instruments & Components	3.4%	1.7%	2.6%	4.6%	0.0%	2.8%
Metals & Mining	0.0%	4.5%	2.2%	0.0%	0.0%	0.0%
Professional Services	0.0%	4.6%	2.2%	3.5%	0.0%	2.1%
Food Products	0.0%	4.0%	2.0%	0.0%	3.9%	1.6%
Chemicals	0.0%	4.1%	2.0%	0.0%	3.8%	1.5%
Building Products	2.3%	1.6%	2.0%	2.6%	0.0%	1.6%
Insurance	2.8%	1.3%	2.0%	3.1%	2.6%	2.9%
Aerospace & Defense	0.0%	3.8%	1.9%	0.0%	0.0%	0.0%
Construction Materials	1.1%	1.4%	1.7%	1.1%	4.4%	0.7%
Oil, Gas & Consumable Fuels	0.0%	3.2%	1.6%	0.0%	0.0%	0.0%
Containers & Packaging	0.0%	3.1%	1.5%	0.0%	1.3%	0.5%
Health Care Equipment & Supplies	1.6%	1.3%	1.5%	2.2%	1.2%	1.8%
Consumer Finance	2.4%	0.0%	1.2%	3.0%	0.9%	2.1%
Communications Equipment	0.0%	2.5%	1.2%	0.0%	0.5%	0.2%
Paper & Forest Products	2.0%	0.0%	1.0%	2.2%	0.0%	1.3%
Transportation Infrastructure	1.7%	0.0%	0.9%	2.0%	0.0%	1.2%
Pharmaceuticals	0.0%	1.6%	0.8%	0.0%	2.6%	1.0%
Internet & Catalog Retail	0.0%	1.4%	0.7%	0.0%	2.2%	0.9%
Biotechnology	0.0%	1.2%	0.6%	0.0%	2.2%	0.8%
Food & Staples Retailing	0.0%	1.0%	0.5%	0.0%	6.2%	2.5%
Auto Components	0.0%	1.0%	0.5%	0.0%	2.9%	1.2%
Real Estate Management & Development	0.0%	0.6%	0.3%	0.0%	2.5%	1.0%
Internet Software & Services	0.3%	0.0%	0.2%	3.0%	0.0%	1.8%
Thrifts & Mortgage Finance	0.0%	0.3%	0.1%	0.0%	2.0%	0.8%
Electric Utilities	0.0%	0.0%	0.0%	0.0%	2.0%	0.8%
Other(1)	4.4%	8.4%	6.2%	4.8%	7.3%	5.7%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 2.0% of the total LMM portfolio, total Middle Market portfolio and combined total LMM and Middle Market portfolio at each date.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2012			December 31, 2011
Fair Value:	LMM	Middle Market	Total	LMM	Middle Market	Total
Energy Equipment & Services	16.2%	2.3%	10.2%	11.2%	7.5%	9.8%
Machinery	11.8%	3.7%	8.3%	10.7%	2.2%	7.7%
Software	5.9%	10.4%	7.9%	2.8%	8.4%	4.8%
Media	6.9%	6.6%	6.7%	7.4%	6.5%	7.1%
Commercial Services & Supplies	10.7%	0.0%	6.1%	13.5%	0.9%	9.0%
Health Care Providers & Services	4.2%	6.8%	5.3%	7.4%	9.0%	7.9%
Construction & Engineering	7.9%	2.4%	5.1%	6.0%	0.0%	5.5%
Specialty Retail	5.3%	4.5%	4.9%	3.8%	5.2%	4.3%
Diversified Consumer Services	5.7%	1.9%	4.0%	3.7%	0.0%	2.4%
Hotels, Restaurants & Leisure	3.9%	2.9%	3.5%	2.5%	7.2%	4.2%
IT Services	0.0%	5.7%	2.5%	0.0%	3.8%	1.4%
Electronic Equipment, Instruments & Components	2.9%	1.8%	2.4%	3.7%	0.0%	2.4%
Professional Services	0.0%	4.6%	2.0%	2.2%	0.0%	1.4%
Metals & Mining	0.0%	4.5%	1.9%	0.0%	0.0%	0.0%
Food Products	0.0%	4.1%	1.8%	0.0%	4.0%	1.4%
Chemicals	0.0%	4.2%	1.8%	0.0%	3.8%	1.3%
Insurance	2.2%	1.3%	1.8%	2.6%	2.6%	2.6%
Trading Companies & Distributors	2.5%	0.8%	1.7%	2.6%	0.0%	1.7%
Aerospace & Defense	0.0%	3.8%	1.7%	0.0%	0.0%	0.0%
Oil, Gas & Consumable Fuels	0.0%	3.3%	1.4%	0.0%	0.0%	0.0%
Construction Materials	0.7%	1.4%	1.4%	0.8%	4.5%	0.5%
Containers & Packaging	0.0%	3.1%	1.3%	0.0%	1.3%	0.5%
Paper & Forest Products	2.0%	0.0%	1.2%	2.2%	0.0%	1.4%
Consumer Finance	1.9%	0.0%	1.1%	2.5%	0.9%	1.9%
Communications Equipment	0.0%	2.5%	1.1%	0.0%	0.5%	0.2%
Transportation Infrastructure	1.7%	0.0%	1.0%	2.0%	0.0%	1.3%
Pharmaceuticals	0.0%	1.6%	0.7%	0.0%	2.8%	1.0%
Internet Software & Services	1.1%	0.0%	0.6%	5.8%	0.0%	3.7%
Internet & Catalog Retail	0.0%	1.3%	0.6%	0.0%	2.2%	0.8%
Biotechnology	0.0%	1.1%	0.5%	0.0%	2.1%	0.7%
Food & Staples Retailing	0.0%	1.0%	0.4%	0.0%	6.3%	2.2%
Auto Components	0.0%	1.0%	0.4%	0.0%	3.0%	1.1%
Real Estate Management & Development	0.0%	0.6%	0.3%	0.0%	2.6%	0.9%
Thrifts & Mortgage Finance	0.0%	0.3%	0.1%	0.0%	2.1%	0.7%
Electric Utilities	0.0%	0.0%	0.0%	0.0%	2.0%	0.7%
Other(1)	6.5%	10.5%	8.3%	6.6%	8.6%	7.5%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 2.0% of the total LMM portfolio, total Middle Market portfolio and combined total LMM and Middle Market portfolio at each date.

       At December 31, 2012 and 2011, Main Street had no LMM investments that were greater than 10% of its total LMM investment portfolio at fair value, no Middle Market investments that were greater than 10% of its total Middle Market investment portfolio at fair value and no portfolio investments that were greater than 10% of the total investment portfolio at fair value.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE D — WHOLLY OWNED INVESTMENT MANAGER

       As part of the Formation Transactions, the Investment Manager became a wholly owned subsidiary of MSCC. However, the Investment Manager is accounted for as a portfolio investment since the Investment Manager is not an investment company and since it has historically conducted a significant portion of its investment management activities for parties outside of MSCC and its consolidated subsidiaries. The Investment Manager receives recurring investment management fees from MSC II pursuant to a separate investment advisory agreement. The payments due under the investment advisory agreement were fixed at $3.3 million per year, paid quarterly, until September 30, 2010. Subsequent to September 30, 2010, under the investment advisory agreement, MSC II is obligated to pay a 2% annualized management fee based upon the MSC II assets under management. Subsequent to the Exchange Offer, the investment in the Investment Manager was reduced to reflect the remaining pro rata portion of the MSC II equity and the related portion of the MSC II management fees that were not acquired in the Exchange Offer. Upon completion of the Final MSC II Exchange in the first quarter of 2012, the investment in the Investment Manager was further reduced to reflect MSCC's ownership of all of the MSC II equity and the related MSC II management fees. The Investment Manager also receives certain management, consulting and advisory fees for providing these services to third parties (the "External Services"). During May of 2012, MSCC and the Investment Manager executed an investment sub-advisory agreement to provide certain investment advisory services to HMS Adviser, LP, which is the investment advisor to HMS Income Fund, Inc. ("HMS Income"). HMS Income is a newly-formed BDC whose registration statement on Form N-2 was declared effective by the Securities and Exchange Commission (the "SEC") in June 2012. Under the investment sub-advisory agreement, the Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. However, for the one-year period from the effective date of HMS Adviser's registration statement on Form N-2 through June 4, 2013, the Investment Manager has agreed to waive all such fees to the extent that distributions declared and payable by HMS Income would represent a return of capital for purposes of U.S. federal income tax. As a result, as of December 31, 2012, the Investment Manager has not received any base management fee or incentive fees under the investment sub-advisory agreement and the Investment Manager is not due any unpaid compensation for any base management fee or incentive fees under the investment sub-advisory agreement. The Investment Manager has elected, for tax purposes, to be treated as a taxable entity and is taxed at normal corporate tax rates based on its taxable income. The taxable income of the Investment Manager may differ from its book income due to temporary book and tax timing differences, as well as permanent differences. The Investment Manager provides for any current taxes payable and deferred tax items in its separate financial statements.

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

       Pursuant to the support services agreement with MSCC, the Investment Manager is reimbursed each quarter by MSCC for its cash operating expenses, less fees that the Investment Manager receives from MSC II and third parties, associated with providing investment management and other services to MSCC, its subsidiaries and third parties. Subsequent to the consolidation of MSC II in connection with the Exchange Offer, the management fees paid by MSC II to the Investment Manager are now included in "Expenses reimbursed to affiliated Investment Manager" on the statements of operations along with any additional net

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs reimbursed by MSCC to the Investment Manager pursuant to the support services agreement. For the years ended December 31, 2012, 2011, and 2010, the expenses reimbursed by MSCC and management fees paid by MSC II to the Investment Manager totaled $10.7 million, $8.9 million, and $5.3 million, respectively.

       In its separate stand-alone financial statements as summarized below, as part of the Formation Transactions, the Investment Manager recognized an $18 million intangible asset related to the investment advisory agreement with MSC II consistent with Staff Accounting Bulletin No. 54, Application of "Pushdown" Basis of Accounting in Financial Statements of Subsidiaries Acquired by Purchase ("SAB 54"). Under SAB 54, push-down accounting is required in "purchase transactions that result in an entity becoming substantially wholly owned." In this case, MSCC acquired 100% of the equity interests in the Investment Manager in the Formation Transactions. Because the $18 million value attributed to MSCC's investment in the Investment Manager was derived from the long-term, recurring management fees under the investment advisory agreement with MSC II, the same methodology used to determine the $18 million valuation of the Investment Manager in connection with the Formation Transactions was utilized to establish the push-down accounting basis for the intangible asset. The intangible asset is being amortized over the estimated economic life of the investment advisory agreement with MSC II. The Investment Manager recognized amortization expense associated with the intangible asset of $1.3 million, $1.2 million and $1.1 million for the three years ended December 31, 2012, 2011, and 2010, respectively. Amortization expense is not included in the expenses reimbursed by MSCC to the Investment Manager based upon the support services agreement since it is non-cash and non-operating in nature.

       Summarized financial information from the separate financial statements of the Investment Manager is as follows:

	As of December 31,	As of December 31,
	2012	2011
	(in thousands)
	(Unaudited)
Cash	$741	$99
Accounts receivable	69	28
Accounts receivable — MSCC	4,066	4,831
Intangible asset (net of accumulated amortization of $5,681 and $4,392 as of December 31, 2012 and December 31, 2011, respectively)	12,319	13,608
Deposits and other	462	145

Total assets	$17,657	$18,711

Accounts payable and accrued liabilities	$5,483	$5,248
Equity	12,174	13,463

Total liabilities and equity	$17,657	$18,711

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Twelve Months Ended December 31,
	2012	2011	2010
		(in thousands)
		(Unaudited)
Management fee income from Main Street Capital II	$2,584	$2,455	$3,054
Other management advisory fees	283	527	370

Total income	2,867	2,982	3,424
Salaries, benefits and other personnel costs	(9,230)	(8,270)	(4,543)
Occupancy expense	(340)	(328)	(309)
Professional expenses	(129)	(77)	(102)
Amortization expense — intangible asset	(1,289)	(1,183)	(1,085)
Other expenses	(1,253)	(767)	(679)
Expense reimbursement from MSCC	8,085	6,460	2,209

Total net expenses	(4,156)	(4,165)	(4,509)

Net Loss	$(1,289)	$(1,183)	$(1,085)

NOTE E — DEFERRED FINANCING COSTS

       Deferred financing costs balances as of December 31, 2012 and 2011 are as follows:

	As of December 31,
	2012	2011
SBIC debenture commitment fees	$1,410	$1,340
SBIC debenture leverage fees	3,453	3,065
Credit Facility Fees	3,502	1,930

Subtotal	8,365	6,335
Accumulated amortization	(3,203)	(2,167)

Net deferred financing costs balance	$5,162	$4,168

       Estimated aggregate amortization expense for each of the five years succeeding December 31, 2012 and thereafter is as follows:

Years Ended December 31,	Estimated Amortization
2013	$979
2014	$897
2015	$845
2016	$807
2017	$659
2018 and thereafter	$975

NOTE F — SBIC DEBENTURES

       SBIC debentures payable at December 31, 2012 and 2011 were $225 million and $220 million, respectively. SBIC debentures provide for interest to be paid semi-annually, with principal due at the applicable 10-year maturity date of each debenture. The weighted average annual interest rate on the SBIC debentures as of December 31, 2012 and 2011 was 4.7% and 5.1%, respectively. The first principal maturity due under the existing SBIC debentures is in 2014, and the remaining weighted average duration as of

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2012 is approximately 6.4 years. Main Street recognized interest expense attributable to the SBIC debentures of $11.4 million, $11.1 million and $8.5 million, respectively, in the three years ended December 31, 2012, 2011 and 2010. In accordance with SBA regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA. The Funds are subject to annual compliance examinations by the SBA. There have been no historical findings resulting from these examinations.

       As of December 31, 2012, the recorded value of the SBIC debentures was $211.5 million which consisted of (i) $86.5 million recorded at fair value, or $13.5 million less than the $100 million face value of the SBIC debentures held in MSC II, and (ii) $125 million reported at face value and held in MSMF. As of December 31, 2012, if Main Street had adopted the fair value option under ASC 825 for all of its SBIC debentures, Main Street estimates the fair value of its SBIC debentures would be approximately $194.8 million, or $30.2 million less than the $225 million face value of the SBIC debentures.

Maturity Date	Fixed Interest Rate	December 31, 2012	December 31, 2011
9/1/2013	5.762%	$—	$4,000,000
3/1/2014	5.007%	—	3,000,000
9/1/2014	5.571%	—	9,000,000
9/1/2014	5.539%	6,000,000	6,000,000
3/1/2015	5.925%	2,000,000	2,000,000
3/1/2015	5.893%	2,000,000	2,000,000
9/1/2015	5.796%	19,100,000	19,100,000
3/1/2017	6.231%	3,900,000	3,900,000
3/1/2017	6.263%	1,000,000	1,000,000
3/1/2017	6.317%	5,000,000	5,000,000
3/1/2020	4.514%	10,000,000	10,000,000
9/1/2016	6.476%	5,000,000	5,000,000
3/1/2017	6.317%	7,100,000	7,100,000
9/1/2017	6.434%	19,800,000	19,800,000
9/1/2017	6.469%	7,900,000	7,900,000
3/1/2018	6.377%	10,200,000	10,200,000
9/1/2019	4.950%	20,000,000	20,000,000
9/1/2020	3.932%	10,000,000	10,000,000
9/1/2020	3.500%	35,000,000	35,000,000
3/1/2021	4.369%	10,000,000	10,000,000
3/1/2021	4.599%	20,000,000	20,000,000
9/1/2021	3.392%	10,000,000	10,000,000
9/1/2022	2.530%	5,000,000	—
3/1/2023(1)	1.446%	16,000,000	—

Ending Balance		$225,000,000	$220,000,000

(1)
The interest rate for this tranche of SBIC debentures represents an initial rate that has not been fixed by the SBA as of December 31, 2012. In March 2013, the rate for this tranche of SBIC debentures will be determined and, thereafter, the rate will be fixed for the ensuing 10 years.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE G — CREDIT FACILITY

       Main Street maintains the Credit Facility to provide additional liquidity in support of future investment and operational activities and since December 31, 2010 has amended the Credit Facility several times. In November 2011, Main Street amended the Credit Facility to increase the total commitments available from $155 million to $210 million. The $55 million increase in total commitments included commitment increases by lenders currently participating in the Credit Facility, as well as the addition of one new lender relationship which diversified the Main Street lending group to a total of seven participants. In December 2011, Main Street further expanded the Credit Facility from $210 million to $235 million. The $25 million increase in total commitments included the addition of one new lender relationship which further diversified the lending group to a total of eight participants. These increases in total commitments were executed under the accordion feature of the Credit Facility which at the time allowed Main Street to increase the total commitments under the facility up to $300 million of total commitments from new or existing lenders on the same terms and conditions as the existing commitments. In May 2012, Main Street amended its Credit Facility to expand the commitments from $235.0 million to $277.5 million. The $42.5 million increase in total commitments included commitment increases by three lenders currently participating in the Credit Facility under the accordion feature of the Credit Facility. In July 2012, Main Street further expanded its commitments under the Credit Facility from $277.5 million to $287.5 million. The $10.0 million increase in total commitments was the result of the addition of one new lender relationship which further diversified the Main Street lending group to a total of nine participants. The amended Credit Facility contained an upsized accordion feature that at the time allowed for a further increase in total commitments under the facility up to $350 million of total commitments from new and existing lenders on the same terms and conditions as the existing commitments. The Credit Facility was scheduled to mature in September 2014, but in November 2012, Main Street further amended the Credit Facility to extend the final maturity to five years, through September 2017. The amended Credit Facility contains an upsized accordion feature which allows Main Street to increase the total commitments under the facility up to $400 million from new or existing lenders on the same terms and conditions as the existing commitments.

       Borrowings under the Credit Facility bear interest, subject to Main Street's election, on a per annum basis equal to (i) the applicable LIBOR rate (0.21% as of December 31, 2012) plus 2.50% or (ii) the applicable base rate (Prime Rate, 3.25% as of December 31, 2012) plus 1.50%. Main Street pays unused commitment fees of 0.375% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the assets of the Funds. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining an interest coverage ratio of at least 2.0 to 1.0, (ii) maintaining an asset coverage ratio of at least 2.5 to 1.0, and (iii) maintaining a minimum tangible net worth. The Credit Facility includes an initial revolving period through September 2015 followed by a two-year term out period with a final maturity in September 2017, and contains two, one-year extension options which could extend both the revolving period and the final maturity by up to two years, subject to certain conditions including lender approval.

       At December 31, 2012, Main Street had $132 million in borrowings outstanding under the Credit Facility. Main Street recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs, of $4.2 million, $2.5 million and $0.7 million, respectively, for the years ended December 31, 2012, 2011 and 2010. As of December 31, 2012, the interest rate on the Credit Facility was 2.71%, and Main Street was in compliance with all financial covenants of the Credit Facility.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE H — FINANCIAL HIGHLIGHTS

	Years Ended December 31,
Per Share Data:	2012	2011	2010	2009	2008
Net asset value at the beginning of the period	$15.19	$13.06	$11.96	$12.20	$12.85
Net investment income(1)(3)	2.01	1.69	1.16	0.92	1.13
Net realized gain (loss) from investments(1)(2)(3)	0.55	0.11	(0.17)	(0.78)	0.16
Net change in unrealized appreciation(1)(2)(3)	1.34	1.23	1.14	0.82	(0.44)
Income tax provision(1)(2)(3)	(0.37)	(0.27)	(0.05)	0.23	0.35
Bargain purchase gain(1)	—	—	0.30	—	—

Net increase in net assets resulting from operations(1)	3.53	2.76	2.38	1.19	1.20
Dividends paid to stockholders from net investment income	(1.17)	(1.46)	(1.39)	(1.32)	(0.63)
Dividends paid to stockholders from realized gains/losses	(0.54)	(0.10)	(0.11)	(0.18)	(0.80)
Impact of the net change in monthly dividends declared prior to the end of the period	(0.02)	(0.14)	—	0.13	(0.13)
Accretive effect of public stock offerings (issuing shares above NAV per share)	1.33	0.74	0.49	—	—
Accretive effect of Exchange Offer	—	—	0.22	—	—
Adjustment to investment in Investment Manager in connection with Exchange Offer Transactions	—	—	(0.73)	—	—
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.07	0.05	0.08	—	—
Other(4)	0.20	0.28	0.16	(0.06)	(0.29)

Net asset value at the end of the period	$18.59	$15.19	$13.06	$11.96	$12.20

Market value at the end of the period	$30.51	$21.24	$18.19	$16.12	$9.77
Shares Outstanding at the end of the period	34,589,484	26,714,384	18,797,444	10,842,447	9,206,483

(1)
Based on weighted average number of common shares outstanding for the period.

(2)
Net realized gains or losses, net change in unrealized appreciation or depreciation, and income taxes can fluctuate significantly from period to period.

(3)
Per share amounts are net of the amounts attributable to the noncontrolling equity interests in MSC II for the periods prior to the completion of the Final MSC II Exchange during the first quarter of 2012.

(4)
Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Twelve Months Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except percentages)
Net asset value at end of period	$642,976	$405,711	$245,535	$129,660	$112,356
Average net asset value	$512,156	$327,386	$195,785	$120,540	$114,977
Average outstanding debt	$332,154	$277,692	$158,563	$57,000	$55,000
Ratio of total expenses, including income tax expense, to average net asset value(1)(2)	8.18%	9.82%	8.81%	5.63%	6.07%
Ratio of operating expenses to average net asset value(1)	6.07%	7.96%	8.34%	5.63%	6.07%
Ratio of operating expenses, excluding interest expense, to average net asset value(1)	3.03%	4.01%	3.98%	2.48%	2.79%
Ratio of net investment income to average net asset value(1)	11.57%	11.76%	9.65%	7.65%	8.97%
Portfolio turnover ratio	56.22%	30.82%	26.71%	18.48%	19.34%
Total investment return(4)	53.60%	26.95%	23.97%	86.23%	(22.23)%
Total return based on change in net asset value(3)	25.73%	25.64%	26.11%	10.64%	9.84%

(1)
Ratios are net of amounts attributable to the noncontrolling equity interests in MSC II for the periods prior to the completion of the Final MSC II Exchange during the first quarter of 2012.

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

(4)
Total investment return based on purchase of stock at the current market price on the first day and a sale at the current market price on the last day of each period reported on the table and assumes reinvestment of dividends at prices obtained by the registrant's dividend reinvestment plan during the period. The return does not reflect sales load.

NOTE I — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

       During November 2012, we declared a special dividend of $0.35 per share for January 2013 and regular monthly dividends of $0.15 per share for each of January, February and March 2013. These regular monthly dividends equal a total of $0.45 per share for the first quarter of 2013. The first quarter 2013 regular monthly dividends represent an 11.1% increase from the dividends declared for the first quarter of 2012. During 2012, Main Street paid monthly dividends of (i) $0.135 per share for each month of January 2012 through March 2012, (ii) $0.140 per share for each month of April 2012 through June 2012, (iii) $0.145 per share for each month of July 2012 through September 2012, and (iv) $0.15 per share for each month of October 2012 thru December 2012, totaling $49.6 million, or $1.71 per share. For tax purposes, the 2012 dividends, which included the effects of accrued dividends, were comprised of (i) ordinary income totaling approximately $0.92 per share, (ii) long term capital gain totaling approximately $0.75 per share, and (iii) qualified dividend income totaling approximately $0.05 per share. As of December 31 2012, Main Street estimates that it has generated undistributed taxable income of approximately $44.4 million, or $1.28 per share, that will be carried forward toward distributions to be paid in 2013. For the year ended December 31, 2011, Main Street paid total monthly dividends of approximately $34.9 million, or $1.56 per share. For the year ended December 31, 2010, Main Street paid total monthly dividends of approximately $23.9 million, or $1.50 per share.

       Ordinary dividend distributions from a RIC do not qualify for the reduced maximum tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for dividends will generally include both ordinary income and capital gains but may also include qualified dividends or return of capital. The tax character of distributions paid for the years ended December 31, 2012, 2011 and 2010 was as follows:

	For the Years Ended December 31,
	2012	2011	2010
	(in thousands)
Ordinary income	$28,440	$29,354	$19,465
Qualified dividends	1,663	1,445	219
Distributions of long term capital gains	21,073	7,750	4,216

Distributions on tax basis	$51,176	$38,549	$23,900

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

       Listed below is a reconciliation of "Net increase in net assets resulting from operations" to taxable income and to total distributions declared to common stockholders for the years ended December 31, 2012, 2011 and 2010.

	Years Ended December 31,
	2012	2011	2010
	(estimated, amounts in thousands)
Net increase in net assets resulting from operations	$104,444	$64,106	$39,970
Share-based compensation expense	2,565	2,047	1,489
Net realized income allocated to noncontrolling interest	(65)	(857)	(250)
Net change in unrealized appreciation on investments	(39,460)	(28,478)	(19,639)
Bargain Purchase Gain	—	—	(4,891)
Income tax provision	10,820	6,288	941
Pre-tax book (income) loss not consolidated for tax purposes	(2,187)	(223)	6,036
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	11,540	3,014	(101)

Estimated taxable income(1)	87,657	45,897	23,555
Taxable income earned in prior year and carried forward for distribution in current year	7,934	586	931
Ordinary taxable income earned in current period and carried forward for distribution	(49,603)	(11,540)	(586)
Dividend accrued as of period end and paid in the following period	5,188	3,606	—

Total distributions accrued or paid to common stockholders	$51,176	$38,549	$23,900

(1)
Main Street's taxable income for each period is an estimate and will not be finally determined until the company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

       Main Street's provision for income taxes, including the Taxable Subsidiaries, was comprised of the following:

	Years Ended December 31,
	2012	2011	2010
Current tax expense (benefit):
Federal	$168	$—	$—
State	1,059	253	200

Total current tax expense (benefit)	1,227	253	200
Deferred tax expense (benefit):
Federal	7,828	5,435	428
State	174	300	247

Total deferred tax expense (benefit)	8,002	5,735	675
Excise tax	1,591	300	66

Total income tax provision (benefit)	$10,820	$6,288	$941

       As of December 31, 2012, the cost of investments for federal income tax purposes was $870.2 million, with such investments having a gross unrealized appreciation of $121.9 million and gross unrealized depreciation of $20.4 million.

       The net deferred tax liability at December 31, 2012 was $11.8 million and primarily related to (i) $18.9 million of deferred tax liability associated with timing differences from net unrealized appreciation of portfolio investments held by the Taxable Subsidiaries and (ii) $0.2 million of deferred tax liability associated with timing differences from recognition of realized gains on portfolio investments held by the Taxable Subsidiaries, partially offset by (i) $4.8 million of deferred tax assets associated with net loss carryforwards primarily resulting from historical realized losses on portfolio investments held by the Taxable Subsidiaries and (ii) $2.6 million of deferred tax assets associated with basis differences of portfolio investments held by the Taxable Subsidiaries which are "pass through" entities for tax purposes. The net deferred tax liability at December 31, 2011 was $3.8 million and primarily related to (i) $11.5 million of deferred tax liability associated with timing differences from net unrealized appreciation of portfolio investments held by the Taxable Subsidiaries and (ii) $0.2 million of deferred tax liability associated with timing differences from recognition of realized gains on portfolio investments held by the Taxable Subsidiaries, partially offset by (i) $6.7 million of deferred tax assets associated with net loss carryforwards primarily resulting from historical realized losses on portfolio investments held by the Taxable Subsidiaries and (ii) $1.2 million of deferred tax assets associated with basis differences of portfolio investments held by the Taxable Subsidiaries which are "pass through" entities for tax purposes. Management believes that the realization of the deferred tax assets is more likely than not based on expectations as to future taxable income and scheduled reversals of temporary differences. Accordingly, Main Street did not record a valuation

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowance related to its deferred tax assets at December 31, 2012 and 2011. The following table sets forth the significant components of net deferred tax assets and liabilities as of December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	4,769	6,687
Basis differences in portfolio investments	2,571	1,227

Total deferred tax assets	7,340	7,914

Deferred tax liabilities:
Net unrealized appreciation of portfolio investments	(18,877)	(11,491)
Other	(241)	(199)

Total deferred tax liabilities	(19,118)	(11,690)

Total net deferred tax assets (liabilities)	(11,778)	(3,776)

       For federal income tax purposes, the net loss carryforwards expire in various years from 2029 through 2032. The timing and manner in which Main Street will utilize any net loss carryforwards in any year, or in total, may be limited in the future under the provisions of the Code.

NOTE J — COMMON STOCK

       In December 2012, Main Street completed a follow-on public stock offering of 2,875,000 shares of common stock, including the underwriters' full exercise of the over-allotment option, at a price to the public of $28.00 per share, resulting in total gross proceeds of approximately $80.5 million, less (i) underwriters' commissions of approximately $3.2 million and (ii) offering costs of approximately $0.2 million.

       In June 2012, Main Street completed a public stock offering of 4,312,500 shares of common stock, including the underwriters' full exercise of the over-allotment option, at a price to the public of $22.50 per share, resulting in total gross proceeds of approximately $97.0 million, less (i) underwriters' commissions of approximately $3.9 million and (ii) offering costs of approximately $0.2 million.

       In October 2011, Main Street completed a public stock offering of 3,450,000 shares of common stock, including the underwriters' full exercise of the over-allotment option, at a price to the public of $17.50 per share, resulting in total gross proceeds of approximately $60.4 million, less (i) underwriters' commissions of approximately $2.7 million and (ii) offering costs of approximately $0.2 million.

       In March 2011, Main Street completed a public stock offering of 4,025,000 shares of common stock, including the underwriters' full exercise of the over-allotment option, at a price to the public of $18.35 per share, resulting in total gross proceeds of approximately $73.9 million, less (i) underwriters' commissions of approximately $3.3 million and (ii) offering costs of approximately $0.2 million.

NOTE K — DIVIDEND REINVESTMENT PLAN ("DRIP")

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

       For the year ended December 31, 2012, $10.4 million of the total $49.6 million in dividends paid to stockholders represented DRIP participation. During this period, Main Street satisfied the DRIP participation requirements with the issuance of 349,960 newly issued shares and with the purchase of 63,416 shares of common stock in the open market. For the year ended December 31, 2011, $10.5 million of the total $34.9 million in dividends paid to stockholders represented DRIP participation. During this period, Main Street satisfied the DRIP participation requirements with the issuance of 348,695 newly issued shares and with the purchase of 217,407 shares of common stock in the open market. The shares disclosed above relate only to Main Street's DRIP and exclude any activity related to broker-managed dividend reinvestment plans. For the year ended December 31, 2010, $8.2 million of the total $23.9 million in dividends paid to stockholders represented DRIP participation. During this period, Main Street satisfied the DRIP participation requirements with the issuance of 478,731 newly issued shares and with the purchase of 35,572 shares of common stock in the open market. The shares disclosed above relate only to Main Street's DRIP and exclude any activity related to broker-managed dividend reinvestment plans.

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

       Main Street's Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2008 Equity Incentive Plan. These shares vest over a four-year period from the grant date and the fair value is expensed over the four-year service period starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street's Board of Directors and the remaining shares of restricted stock available for issuance as of December 31, 2012:

Restricted stock authorized under the plan	2,000,000
Less restricted stock granted on:
July 1, 2008	(245,645)
July 1, 2009	(98,993)
July 1, 2010	(149,357)
June 20, 2011	(117,728)
June 20, 2012	(133,973)
November 6, 2012	(7,476)
December 3, 2012	(5,000)

Restricted stock available for issuance as of December 31, 2012	1,241,828

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       The following table summarizes the restricted stock issued to Main Street's independent directors pursuant to the Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan. These shares vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over a one-year service period starting on the grant date:

Restricted stock authorized under the plan	200,000
Less restricted stock granted on:
July 1, 2008	(20,000)
July 1, 2009	(8,512)
July 1, 2010	(7,920)
June 20, 2011	(6,584)
August 3, 2011	(1,658)
June 20, 2012	(5,060)

Restricted stock available for issuance as of December 31, 2012	150,266

       For the years ended December 31, 2012, 2011, and 2010, Main Street recognized total share-based compensation expense of $2.6 million, $2.0 million, and $1.5 million, respectively, related to the restricted stock issued to Main Street employees and independent directors.

       As of December 31, 2012, there was $5.3 million of total unrecognized compensation expense related to Main Street's non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 2.9 years as of December 31, 2012.

NOTE M — COMMITMENTS AND CONTINGENCIES

       At December 31, 2012, Main Street had a total of $72.4 million in outstanding commitments comprised of (i) seven commitments to fund revolving loans that had not been fully drawn and (ii) five capital commitments that had not been fully called.

       Main Street may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on Main Street in connection with the activities of its portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, Main Street does not expect any current matters will materially affect its financial condition or results of operations; however, there can be no assurance whether any pending legal proceedings will have a material adverse effect on Main Street's financial condition or results of operations in any future reporting period.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE N — SUPPLEMENTAL CASH FLOW DISCLOSURES

       Listed below are the supplemental cash flow disclosures for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Interest paid	$15,017	$12,067	$7,806
Taxes paid	$798	$194	$75
Non-cash financing activities:
Shares issued in connection with the MSC II Exchange Offer	$—	$—	$20,093
Shares issued pursuant to the DRIP	$8,922	$6,611	$7,637

NOTE O — SELECTED QUARTERLY DATA (UNAUDITED)

	2012
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total investment income	$20,559	$20,842	$22,954	$26,165
Net investment income	$12,849	$12,826	$15,522	$18,128
Net increase in net assets resulting from operations attributable to common stock	$23,784	$24,153	$31,967	$24,486
Net investment income per share-basic and diluted	$0.48	$0.47	$0.49	$0.56
Net increase in net assets resulting from operations attributable to common stock per share-basic and diluted	$0.89	$0.88	$1.01	$0.76

	2011
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total investment income	$13,375	$16,107	$17,086	$19,672
Net investment income	$7,392	$9,594	$10,361	$11,930
Net increase in net assets resulting from operations attributable to common stock	$10,323	$17,626	$14,436	$20,582
Net investment income per share-basic and diluted	$0.38	$0.41	$0.44	$0.45
Net increase in net assets resulting from operations attributable to common stock per share-basic and diluted	$0.54	$0.77	$0.62	$0.79

	2010
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total investment income	$7,093	$8,732	$9,006	$11,677
Net investment income	$3,220	$4,742	$4,758	$6,541
Net increase in net assets resulting from operations attributable to common stock	$9,057	$8,873	$10,943	$9,871
Net investment income per share-basic and diluted	$0.22	$0.31	$0.28	$0.34
Net increase in net assets resulting from operations attributable to common stock per share-basic and diluted	$0.63	$0.59	$0.65	$0.53

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE P — RELATED PARTY TRANSACTIONS

       As discussed further in Note D, subsequent to the completion of the Formation Transactions, the Investment Manager is a wholly owned portfolio company of MSCC. At December 31, 2012 and December 31, 2011, the Investment Manager had a receivable of $4.1 million and $4.8 million respectively due from MSCC related to operating expenses incurred by the Investment Manager required to support Main Street's business.

NOTE Q — SUBSEQUENT EVENTS

       During January 2013, Main Street invested $40.5 million of capital in Quality Lease and Rental Holdings, LLC, the parent company of Quality Lease Service, LLC and Quality Lease Rental Service, LLC (together, "Quality"). Main Street's investment consists of $38 million in senior, secured term debt in Quality and a $2.5 million direct equity investment in Quality's parent holding company. Founded in 1989, Quality is headquartered in El Campo, Texas and provides drill site services and equipment rentals to the upstream oil and gas industry. Quality provides high quality, custom built mobile housing units to be used at the well site during drilling and completion operations. Quality also provides a variety of other services at the well site, including pad, pit, and road construction, pipeline and flow line equipment installation, equipment rental and heavy hauling.

       During March 2013, Main Street declared regular monthly dividends of $0.155 per share for each of April, May and June 2013. These regular monthly dividends equal a total of $0.465 per share for the second quarter of 2013. The second quarter 2013 regular monthly dividends represent a 10.7% increase from the dividends declared for the second quarter of 2012. Including the dividends declared for the second quarter of 2013, Main Street will have paid $9.29 per share in cumulative dividends since its October 2007 initial public offering.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders' of
Main Street Capital Corporation

       We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Main Street Capital Corporation (a Maryland corporation) referred to in our report dated March 8, 2013, which is included in the annual report on Form 10-K. Our audits of the basic financial statements include the financial statement schedule listed in the index appearing under Item 15(2) which is the responsibility of the Company's management. In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Houston, Texas
March 8, 2013

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Schedule of Investments in and Advances to Affiliates
Year ended December 31, 2012

Company	Investments(1)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2011 Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2012 Value
CONTROL INVESTMENTS
Bond-Coat, Inc.	12% Secured Debt	$20	—	14,550	—	14,550
	Common Stock	—	—	6,350	—	6,350

Café Brazil, LLC	12% Secured Debt	119	1,400	1	901	500
	Member Units	121	3,430	260	—	3,690

California Healthcare Medical	12% Secured Debt	1,131	8,530	374	888	8,016
Billing, Inc.	Warrants	—	3,380	—	—	3,380
	Common Stock	18	1,560	—	—	1,560

CBT Nuggets, LLC	14% Secured Debt	126	1,750	—	1,300	450
	Member Units	740	5,570	2,230	—	7,800

Ceres Management, LLC	14% Secured Debt	578	3,749	244	—	3,993
(Lambs)	Class B Member Units	—	—	3,000	—	3,000
	Member Units	—	1,050	500	1,550	—

Condit Exhibits, LLC	13% Current/5% PIK Secured Debt	862	4,406	669	423	4,652
	Warrants	—	560	40	—	600

Currie Acquisitions, LLC	12% Secured Debt	6	4,750	—	4,750	—
	Warrants	—	100	—	100	—

Gulf Manufacturing, LLC	9% PIK Secured Debt	88	1,185	—	266	919
	Member Units	746	9,840	2,820	—	12,660

Harrison Hydra-Gen, Ltd.	9% Secured Debt	784	5,230	507	713	5,024
	Preferred Stock	137	1,081	86	86	1,081
	Common Stock	64	2,240	—	690	1,550

Hawthorne Customs &
Dispatch Services, LLC	Member Units	6	1,410	—	270	1,140

Hydratec, Inc.	Common Stock	1,416	12,337	1,373	—	13,710

Indianapolis Aviation	15% Secured Debt	678	4,120	329	379	4,070
Partners, LLC	Warrants	—	1,650	480	—	2,130

Jensen Jewelers of	Prime plus 2% Secured Debt	121	2,260	—	564	1,696
Idaho, LLC	13% Current/6% PIK Secured Debt	364	2,345	121	707	1,759
	Member Units	167	1,750	310	—	2,060

Lighting Unlimited, LLC	8% Secured Debt	176	1,984	16	108	1,892
	Preferred Stock	136	510	—	17	493
	Warrants	—	—	4	—	4
	Common Stock	—	210	—	174	36

Marine Shelters Holdings, LLC	12% Secured Debt	244	—	10,045	—	10,045
	Preferred Stock	—	—	3,750	—	3,750

Mid-Columbia Lumber	10% Secured Debt	145	1,250	—	—	1,250
Products, LLC	12% Secured Debt	527	3,670	230	—	3,900
	Warrants	—	890	580	—	1,470
	Member Units	—	930	650	—	1,580

NAPCO Precast, LLC	Prime plus 2% Secured Debt	560	3,376	9	51	3,334
	18% Secured Debt	733	5,142	29	78	5,093
	Member Units	8	4,195	165	—	4,360

NRI Clinical Research, LLC	14% Secured Debt	803	5,183	87	764	4,506
	Warrants	4	252	228	—	480
	Member Units	7	500	460	—	960

NRP Jones, LLC	12% Secured Debt	1,635	11,041	850	—	11,891
	Warrants	—	817	533	—	1,350
	Member Units	384	2,900	1,900	—	4,800

Company	Investments(1)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2011 Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2012 Value
NTS Holdings, Inc.	12% Secured Debt	232	5,742	258	6,000	—
	Preferred Stock	433	11,918	434	12,352	—
	Common Stock	—	2,140	—	2,140	—

OMi Holdings, Inc.	12% Secured Debt	824	7,950	746	2,696	6,000
	Common Stock	—	2,270	6,470	—	8,740

Pegasus Research Group, LLC	13% Current/5% PIK Secured Debt	1,020	6,089	562	1,660	4,991
(Televerde)	Member Units	200	1,250	2,540	—	3,790

PPL RVs, Inc.	11.1% Secured Debt	914	4,235	4,225	—	8,460
	Common Stock	—	3,980	2,140	—	6,120

Principle Environmental, LLC	12% Secured Debt	763	4,080	670	—	4,750
	12% Current/2% PIK Secured Debt	514	3,507	90	3	3,594
	Warrants	—	2,110	1,750	—	3,860
	Member Units	16	3,600	2,687	137	6,150

River Aggregates, LLC	12% Secured Debt	503	3,227	435	—	3,662
	Warrants	—	100	—	100	—
	Member Units	—	200	—	200	—

The MPI Group, LLC	4.5% Current/4.5% PIK Secured Debt	82	1,041	36	—	1,077
	6% Current/6% PIK Secured Debt	608	5,294	294	—	5,588
	Warrants	—	—	—	—	—

Thermal & Mechanical	Prime plus 2% Secured Debt	115	1,266	7	240	1,033
Equipment, LLC	13% Current/5% PIK Secured Debt	732	4,053	217	978	3,292
	Member Units	1,031	5,660	2,590	—	8,250

Uvalco Supply, LLC	Member Units	116	3,290	—	530	2,760

Van Gilder Insurance	8% Secured Debt	221	2,692	16	445	2,263
Corporation	13% Secured Debt	955	4,387	932	—	5,319
	Warrants	—	1,209	—	29	1,180
	Common Stock	5	2,500	—	70	2,430

Vision Interests, Inc.	6.5% Current/6.5% PIK Secured Debt	416	2,935	211	—	3,146
	Series A Preferred Stock	—	3,000	—	70	2,930
	Common Stock	—	—	110	—	110

Ziegler's NYPD, LLC	Prime plus 2% Secured Debt	94	996	2	—	998
	13% Current/5% PIK Secured Debt	905	4,270	1,030	—	5,300
	Warrants	—	400	—	220	180

Other		384	5,002	60	94	4,968

Income from Control Investments disposed of during the year		—	—	—	—	—

	Total — Control	$24,737	$238,926	$82,292	$42,743	$278,475

Company	Investments(1)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2011 Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2012 Value
AFFILATE INVESTMENTS
American Sensor	9% Secured Debt	$57	$3,039	$7	$3,046	$—
Technologies, Inc.	Warrants	—	3,100	1,070	—	4,170

Bridge Capital Solutions	13% Secured Debt	545	—	4,754	—	4,754
Corporation	Warrants	—	—	310	—	310

Compact Power Equipment	6% Current/6% PIK Secured Debt	334	2,831	838	3,669	—
Centers, LLC	8% PIK Secured Debt	—	108	—	108	—
	Series A Member Units	52	853	379	1,232	—
	Member Units	—	1	—	1	—

Daseke, Inc.	Common Stock	11	4,220	3,090	—	7,310

Drilling Info, Inc.	12% Secured Debt	1,095	8,000	935	8,935	—
	8.75% Secured Debt	11	750	—	750	—
	Warrants	—	10,360	—	10,360	—
	Common Stock	—	4,890	180	5,070	—

East Teak Fine Hardwoods, Inc.	Common Stock	138	380	—	—	380

Gault Financial, LLC	14% Secured Debt	1,573	9,897	123	672	9,348
(RMB Capital, LLC)	Warrants	—	400	—	160	240

Houston Plating & Coatings, LLC	Member Units	694	5,990	2,290	—	8,280

Indianhead Pipeline	12% Secured Debt	755	—	9,461	1,275	8,186
Services, LLC	Preferred Equity	56	—	1,676	—	1,676
	Warrants	—	—	1,490	—	1,490
	Member Units	92	—	50	—	50

Integrated Printing	13% Secured Debt	1,992	9,228	2,579	—	11,807
Solutions, LLC	Preferred Equity	—	—	2,000	—	2,000
	Warrants	—	600	500	—	1,100

irth Solutions, LLC	12% Secured Debt	550	5,084	34	1,531	3,587
	Member Units	483	2,480	496	226	2,750

KBK Industries, LLC	12.5% Secured Debt	557	5,250	9,000	5,250	9,000
	10% Secured Debt	337	15	1,250	1,265	—
	Member Units	392	2,800	2,750	—	5,550

Laurus Healthcare, LP	9% Secured Debt	302	5,850	—	5,850	—
	Class A and C Units	406	5,430	—	5,430	—

Olympus Building	12% Secured Debt	400	2,306	850	181	2,975
Services, Inc.	12% Current/3% PIK Secured Debt	150	994	120	100	1,014
	Warrants	—	70	400	—	470

OnAsset Intelligence, Inc.	12% Secured Debt	767	916	584	—	1,500
	Preferred Stock	117	1,577	863	—	2,440
	Warrants	—	830	—	280	550

OPI International Ltd.	12% Secured Debt	2,568	11,130	3,868	14,998	—
	Common Equity	1,399	4,100	871	—	4,971

PCI Holding Company, Inc.	12% Current/4% PIK Secured Debt	82	—	4,909	—	4,909
	Preferred Stock	11	—	1,511	—	1,511

Radial Drilling Servcies Inc.	12% Secured Debt	631	3,367	118	—	3,485
	Warrants	—	758	—	—	758

Samba Holdings, Inc.	12.5% Secured Debt	921	2,941	9,059	77	11,923
	Common Stock	—	950	2,720	—	3,670

Schneider Sales	13% Secured Debt	—	250	3,239	3,489	—
Management, LLC	Warrants	—	—	45	45	—

Spectrio LLC	8% Secured Debt	21	168	112	—	280
	12% Secured Debt	1,886	13,341	4,622	—	17,963
	Warrants	—	2,720	700	—	3,420

SYNEO, LLC	12% Secured Debt	646	5,374	44	1,200	4,218
	10% Secured Debt	147	1,412	1	—	1,413
	Member Units	—	1,000	—	—	1,000

Company	Investments(1)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2011 Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2012 Value
Texas Reexcavation LC	12% Current/3% PIK Secured Debt	33	—	5,881	—	5,881
	Class A Member Units	—	—	2,900	—	2,900

WorldCall, Inc.	13% Secured Debt	21	646	—	646	—
	Common Stock	—	—	297	297	—

Other		343	—	20,493	1,319	19,174

Income from Affiliate Investments disposed of during the year		—	—	—	—	—

	Total — Affiliate Investments	$20,575	$146,406	$109,469	$77,462	$178,413

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

       (b)  Management's Report on Internal Control Over Financial Reporting.    The management of Main Street Capital Corporation and its subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company's evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2012. Grant Thornton, LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2012, as stated in its report which is included herein.

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

Item 9B.    Other Information

       None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

       The information required by this Item will be contained in the definitive proxy statement relating to our 2013 annual meeting of stockholders (the "Proxy Statement") under the headings "Election of Directors," "Corporate Governance," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance," to be filed with the Securities and Exchange Commission on or prior to April 30, 2013, and is incorporated herein by reference.

       We have adopted a code of business conduct and ethics that applies to directors, officers and employees of Main Street. This code of ethics is published on our Web site at www.mainstcapital.com. We intend to disclose any future amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a Web site posting.

Item 11.    Executive Compensation

       The information required by this Item will be contained in the Proxy Statement under the headings "Compensation of Executive Officers," "Compensation of Directors," "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report," to be filed with the Securities and Exchange Commission on or prior to April 30, 2013, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

       The following table provides information regarding our equity compensation plans as of December 31, 2012:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	$1,392,094	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	—	$—	$1,392,094

(1)
All of our equity compensation plans have been approved by our stockholders. As of December 31, 2012, we had issued 808,225 shares of restricted stock pursuant to our equity compensation plans, of which 537,753 shares had vested and 319 shares were forfeited. Pursuant to each of our equity compensation plans, if any award issued thereunder shall for any reason expire or otherwise terminate or be forfeited, in whole or in part, the shares of stock not acquired under such award shall revert to and again become available for issuance under such plan.

       The other information required by this Item will be contained in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," to be filed with the Securities and Exchange Commission on or prior to April 30, 2013, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

       The information required by this Item will be contained in the Proxy Statement under the headings "Certain Relationships and Related Transactions" and "Corporate Governance," to be filed with the Securities and Exchange Commission on or prior to April 30, 2013, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

       The information required by this Item will be contained in the Proxy Statement under the heading "Independent Registered Public Accounting Firm," to be filed with the Securities and Exchange Commission on or prior to April 30, 2013, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

       The following documents are filed or incorporated by reference as part of this Annual Report:

1.    Consolidated Financial Statements

2.    Consolidated Financial Statement Schedule

Report of Independent Registered Public Accounting Firm
Schedule of Investments in and Advances to Affiliates for the Year Ended December 31, 2012

3.    Exhibits

       The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1*	Articles of Amendment and Restatement of Main Street Capital Corporation (previously filed as Exhibit (a) to Main Street Capital Corporation's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on August 15, 2007 (Reg. No. 333-142879))
3.2*	Amended and Restated Bylaws of Main Street Capital Corporation (previously filed as Exhibit 3.1 to Main Street Capital Corporation's Current Report on Form 8-K filed on March 6, 2013 (File No. 1-33723))
4.1*	Form of Common Stock Certificate (previously filed as Exhibit (d) to Main Street Capital Corporation's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on August 15, 2007 (Reg. No. 333-142879))
4.2*	Dividend Reinvestment Plan (previously filed as Exhibit 4.2 to Main Street Capital Corporation's Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 21, 2008 (File. No. 1-33723))
4.3*	Main Street Mezzanine Fund, LP SBIC debentures guaranteed by the SBA (previously filed as Exhibit (f)(1) to Main Street Capital Corporation's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on June 22, 2007 (Reg. No. 333-142879))
4.4*	Main Street Capital II, LP SBIC debentures guaranteed by the SBA (see Exhibit (f)(1) to Pre-Effective Amendment No. 1 to Form N-2 of Main Street Capital Corporation filed with the SEC on June 22, 2007 for a substantially identical copy of the form of debentures)
10.1*	Amended and Restated Credit Agreement dated September 20, 2010 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current Report on Form 8-K filed September 21, 2010 (File No. 1-33723))
10.2*	Amended and Restated General Security Agreement dated September 20, 2010 (previously filed as Exhibit 10.2 to Main Street Capital Corporation's Current Report on Form 8-K filed September 21, 2010 (File No. 1-33723))

Exhibit Number	Description
10.3*	Amended and Restated Custodial Agreement dated September 20, 2010 (previously filed as Exhibit 10.3 to Main Street Capital Corporation's Current Report on Form 8-K filed September 21, 2010 (File No. 1-33723))
10.4*	Amended and Restated Equity Pledge Agreement dated September 20, 2010 (previously filed as Exhibit 10.4 to Main Street Capital Corporation's Current Report on Form 8-K filed September 21, 2010 (File No. 1-33723))
10.5*	Supplement and Joinder Agreement to Amended and Restated Credit Agreement dated January 7, 2011 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current Report on Form 8-K filed January 10, 2011 (File No. 1-33723))
10.6*	First Amendment to Amended and Restated Credit Agreement dated June 28, 2011 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current Report on Form 8-K filed June 29, 2011 (File No. 1-33723))
10.7*	Second Amendment and Waiver to Amended and Restated Credit Agreement dated July 29, 2011 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Quarterly Report on Form 10-Q filed November 4, 2011 (File No. 1-33723))
10.8*	Third Amendment to Amended and Restated Credit Agreement and First Amendment to Amended and Restated Custodial Agreement dated November 21, 2011 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current Report on Form 8-K filed November 22, 2011 (File No. 1-33723))
10.9*	Supplement and Joinder Agreement to Amended and Restated Credit Agreement dated December 30, 2011 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current Report on Form 8-K filed December 30, 2011 (File No. 1-33723))
10.10*	Fourth Amendment to Amended and Restated Credit Agreement dated May 2, 2012 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current Report on Form 8-K filed May 3, 2012 (File No. 1-33723))
10.11*	Supplement and Joinder Agreement to Amended and Restated Credit Agreement dated July 17, 2012 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current Report on Form 8-K filed on July 18, 2012 (File No. 1-33723))
10.12*	Fifth Amendment to Amended and Restated Credit Agreement and First Amendment to each of the Security Agreement and the Pledge Agreement dated November 1, 2012 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current Report on Form 8-K filed November 2, 2012 (File No. 1-33723))
10.13*	Investment Management/Advisory Agreement by and between Main Street Capital Partners, LLC, Main Street Capital II, LP and Main Street Capital II GP, LLC (previously filed as Exhibit (g)(2) to Main Street Capital Corporation's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on June 22, 2007 (Reg. No. 333-142879))
10.14*†	Main Street Capital Corporation 2008 Equity Incentive Plan (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on August 7, 2009 (File No. 1-33723))
10.15*†	Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan (previously filed as Exhibit 4.5 to Main Street Capital Corporation's Registration Statement on Form S-8 filed on June 20, 2008 (Reg. No. 333-151799))
10.16*	Custodian Agreement (previously filed as Exhibit (j) to Main Street Capital Corporation's Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (Reg. No. 333-142879))
10.17*†	Form of Confidentiality and Non-Compete Agreement by and between Main Street Capital Corporation and Vincent D. Foster (previously filed as Exhibit (k)(12) to Main Street Capital Corporation's Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (Reg. No. 333-142879))

Exhibit Number	Description
10.18*†	Form of Indemnification Agreement by and between Main Street Capital Corporation and each executive officer and director (previously filed as Exhibit (k)(13) to Main Street Capital Corporation's Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (Reg. No. 333-142879))
10.19*	Support Services Agreement effective as of October 2, 2007 by and between Main Street Capital Corporation and Main Street Capital Partners, LLC (previously filed as Exhibit (k)(16) to Main Street Capital Corporation's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on January 30, 2009 (Reg. No. 333-155806))
10.20*	Investment Sub-Advisory Agreement dated May 31, 2012 by and among HMS Adviser, LP, Main Street Capital Partners, LLC, Main Street Capital Corporation and HMS Income Fund, Inc. (previously filed as Exhibit (g)(2) to HMS Income Fund, Inc.'s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on May 31, 2012 (Reg. No. 333-178548))
14.1*	Code of Business Conduct and Ethics (previously filed as Exhibit 14.1 to Main Street Capital Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on August 3, 2012 (File No. 1-33723))
21.1	List of Subsidiaries
23	Consent of Grant Thornton, LLP, independent registered public accounting firm
31.1	Rule 13a - 14(a)/15d - 14(a) certification of Chief Executive Officer
31.2	Rule 13a - 14(a)/15d - 14(a) certification of Chief Financial Officer
32.1	Section 1350 certification of Chief Executive Officer
32.2	Section 1350 certification of Chief Financial Officer

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

Date: March 8, 2013

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VINCENT D. FOSTER Vincent D. Foster	Chairman, President and Chief Executive Officer (principal executive officer)	March 8, 2013
/s/ TODD A. REPPERT Todd A. Reppert	Executive Vice Chairman	March 8, 2013
/s/ DWAYNE L. HYZAK Dwayne L. Hyzak	Chief Financial Officer, Senior Managing Director (principal financial officer)	March 8, 2013
/s/ SHANNON D. MARTIN Shannon D. Martin	Vice President, Chief Accounting Officer (principal accounting officer)	March 8, 2013
/s/ JOSEPH E. CANON Joseph E. Canon	Director	March 8, 2013
/s/ MICHAEL APPLING JR. Michael Appling Jr.	Director	March 8, 2013
/s/ ARTHUR L. FRENCH Arthur L. French	Director	March 8, 2013
/s/ J. KEVIN GRIFFIN J. Kevin Griffin	Director	March 8, 2013

EXHIBIT INDEX

Exhibit Number	Description
21.1	List of Subsidiaries
23	Consent of Grant Thornton LLP, independent registered public accounting firm
31.1	Rule 13a - 14(a)/15d - 14(a) certification of Chief Executive Officer
31.2	Rule 13a - 14(a)/15d - 14(a) certification of Chief Financial Officer
32.1	Section 1350 certification of Chief Executive Officer
32.2	Section 1350 certification of Chief Financial Officer