Form 10-Q
period 2013-03-31
Main Street Capital CORP
filed 2013-05-10
CIK 1396440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the issuer’s common stock as of May 9, 2013 was 34,773,469.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS

Portfolio investments at fair value:
Control investments (cost: $210,213 and $217,483 as of March 31, 2013 and December 31, 2012, respectively)	$272,698	$278,475
Affiliate investments (cost: $183,251 and $142,607 as of March 31, 2013 and December 31, 2012, respectively)	223,173	178,413
Non-Control/Non-Affiliate investments (cost: $474,917 and $456,975 as of March 31, 2013 and December 31, 2012, respectively)	489,620	467,543
Investment in affiliated Investment Manager (cost: $2,668 as of March 31, 2013 and December 31, 2012)	—	—

Total portfolio investments (cost: $871,049 and $819,733 as of March 31, 2013 and December 31, 2012, respectively)	985,491	924,431
Marketable securities and idle funds investments (cost: $0 and $28,469 as of March 31, 2013 and December 31, 2012, respectively)	—	28,535

Total investments (cost: $871,049 and $848,202 as of March 31, 2013 and December 31, 2012, respectively)	985,491	952,966

Cash and cash equivalents	26,221	63,517
Interest receivable and other assets	11,409	14,580
Deferred financing costs (net of accumulated amortization of $3,430 and $3,203 as of March 31, 2013 and December 31, 2012, respectively)	5,135	5,162

Total assets	$1,028,256	$1,036,225

LIABILITIES

SBIC debentures (par: $225,000 as of March 31, 2013 and December 31, 2012, par of $100,000 is recorded at a fair value of $87,679 and $86,467 as of March 31, 2013 and December 31, 2012, respectively)	$212,679	$211,467
Credit facility	141,000	132,000
Payable for securities purchased	6,990	20,661
Interest payable	1,128	3,562
Dividend payable	5,390	5,188
Deferred tax liability, net	13,158	11,778
Payable to affiliated Investment Manager	106	4,066
Accounts payable and other liabilities	2,595	4,527

Total liabilities	383,046	393,249
Commitments and contingencies

NET ASSETS

Common stock, $0.01 par value per share (150,000,000 shares authorized; 34,773,469 and 34,589,484 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively)	348	346
Additional paid-in capital	550,637	544,136
Accumulated net investment income, net of cumulative dividends of $143,116 and $115,401 as of March 31, 2013 and December 31, 2012, respectively	25,437	35,869
Accumulated net realized gain/loss from investments (accumulated net realized gain from investments of of $9,436 before cumulative dividends of 29,176 as of March 31, 2013 and accumulated net realized gain from investments of $9,838 before cumulative dividends of $28,993 as of December 31, 2012)	(19,740)	(19,155)

Net unrealized appreciation, net of income taxes	88,528	81,780

Total Net Asset Value	645,210	642,976

Total liabilities and net assets	$1,028,256	$1,036,225

NET ASSET VALUE PER SHARE	$18.55	$18.59

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$6,534	$5,767
Affiliate investments	5,661	5,673
Non-Control/Non-Affiliate investments	13,138	8,147
Total interest, fee and dividend income	25,333	19,587
Interest from marketable securities, idle funds and other	311	972
Total investment income	25,644	20,559
EXPENSES:
Interest	(3,882)	(3,864)
General and administrative	(687)	(608)
Expenses reimbursed to affiliated Investment Manager	(3,189)	(2,657)
Share-based compensation	(603)	(581)
Total expenses	(8,361)	(7,710)
NET INVESTMENT INCOME	17,283	12,849

NET REALIZED GAIN (LOSS) FROM INVESTMENTS:
Control investments	—	(1,965)
Affiliate investments	—	9,232
Non-Control/Non-Affiliate investments	(343)	163
Marketable securities and idle funds investments	(59)	708
Total net realized gain (loss) from investments	(402)	8,138
NET REALIZED INCOME	16,881	20,987

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION):
Portfolio investments	10,078	4,507
Marketable securities and idle funds investments	(67)	(29)
SBIC debentures	(1,212)	301
Investment in affiliated Investment Manager	—	(51)
Total net change in unrealized appreciation	8,799	4,728

Income tax provision	(2,051)	(1,876)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	23,629	23,839
Noncontrolling interest	—	(54)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS ATTRIBUTABLE TO COMMON STOCK	$23,629	$23,785

NET INVESTMENT INCOME PER SHARE - BASIC AND DILUTED	$0.50	$0.48
NET REALIZED INCOME PER SHARE - BASIC AND DILUTED	$0.49	$0.78
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS ATTRIBUTABLE TO COMMON STOCK PER SHARE - BASIC AND DILUTED	$0.68	$0.89
DIVIDENDS PAID PER SHARE:
Regular monthly dividends	$0.45	$0.41
Special dividends	0.35	—
Total	$0.80	$0.41
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	34,699,505	26,871,084

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(in thousands, except shares)

(Unaudited)

					Accumulated	Net Unrealized			Total Net
				Accumulated	Net Realized	Appreciation from			Assets
	Common Stock		Additional	Net Investment	Gain/Loss From	Investments,			Including
	Number	Par	Paid-In	Income, Net	Investments,	Net of Income	Total Net	Noncontrolling	Noncontrolling
	of Shares	Value	Capital	of Dividends	Net of Dividends	Taxes	Asset Value	Interest	Interest

Balances at December 31, 2011	26,714,384	$267	$360,164	$12,531	$(20,445)	$53,194	$405,711	$5,477	$411,188

MSC II noncontrolling interest acquisition	229,634	2	5,413	—	—	—	5,415	(5,417)	(2)
Adjustment to investment in Investment Manager related to MSC II noncontrolling interest acquisition	—	—	(1,616)	—	—	—	(1,616)	—	(1,616)
Share-based compensation	—	—	581	—	—	—	581	—	581
Dividend reinvestment	117,466	1	2,700	—	—	—	2,701	—	2,701
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(114)	(114)
Dividends to stockholders	—	—	—	(7,934)	(3,107)	—	(11,041)	—	(11,041)
Net increase resulting from operations	—	—	—	12,849	8,138	2,852	23,839	—	23,839
Noncontrolling interest	—	—	—	—	—	(54)	(54)	54	—

Balances at March 31, 2012	27,061,484	$270	$367,242	$17,446	$(15,414)	$55,992	$425,536	$—	$425,536

Balances at December 31, 2012	34,589,484	$346	$544,136	$35,869	$(19,155)	$81,780	$642,976	$—	$642,976

Share-based compensation	—	—	603	—	—	—	603	—	603
Dividend reinvestment	164,760	2	5,320	—	—	—	5,322	—	5,322
Issuance of restricted stock	1,100	—	—	—	—	—	—	—	—
Issuances of common stock	18,125	—	578	—	—	—	578	—	578
Dividends to stockholders	—	—	—	(27,715)	(183)	—	(27,898)	—	(27,898)
Net increase resulting from operations	—	—	—	17,283	(402)	6,748	23,629	—	23,629

Balances at March 31, 2013	34,773,469	$348	$550,637	$25,437	$(19,740)	$88,528	$645,210	$—	$645,210

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$23,629	$23,839
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(125,982)	(88,439)
Proceeds from sales and repayments of debt investments	81,363	70,939
Proceeds from sale of equity investments in portfolio companies	8	25,182
Investments in marketable securities and idle funds investments	(16,701)	(5,592)
Proceeds from marketable securities and idle funds investments	28,819	18,827
Net change in unrealized appreciation	(8,799)	(4,728)
Net realized (gain) loss from investments	402	(8,138)
Accretion of unearned income	(2,530)	(4,715)
Payment-in-kind interest	(1,326)	(692)
Cumulative dividends	(180)	(67)
Share-based compensation expense	603	581
Amortization of deferred financing costs	227	228
Deferred taxes	1,380	1,049
Changes in other assets and liabilities:
Interest receivable and other assets	2,666	(246)
Interest payable	(2,434)	(2,658)
Payable to affiliated Investment Manager	(3,960)	(3,311)
Accounts payable and other liabilities	(2,105)	554
Deferred fees and other	620	220
Net cash provided by (used in) operating activities	(24,300)	22,833

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to stockholders	(22,374)	(8,157)
Net change in DRIP deposit	—	750
Proceeds from credit facility	77,000	63,000
Repayments on credit facility	(68,000)	(32,000)
Other	378	(121)
Net cash provided by (used in) financing activities	(12,996)	23,472

Net increase (decrease) in cash and cash equivalents	(37,296)	46,305
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63,517	42,650
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,221	$88,955

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2013

(in thousands)

(Unaudited)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Control Investments (5)

Bond-Coat, Inc.	Casing and Tubing Coating Services
		12% Secured Debt (Maturity - December 28, 2017)	14,750	14,557	14,557
		Common Stock (Fully diluted 43.4%)		6,350	6,350
				20,907	20,907

Café Brazil, LLC	Casual Restaurant Group
		12% Secured Debt (Maturity - April 20, 2013)	300	300	300
		Member Units (Fully diluted 41.0%) (8)		42	3,740
				342	4,040

California Healthcare Medical Billing, Inc.	Outsourced Billing and Revenue Cycle Management
		12% Secured Debt (Maturity - October 17, 2015)	8,103	7,928	8,093
		Warrants (Fully diluted 21.3%)		1,193	3,380
		Common Stock (Fully diluted 9.8%)		1,177	1,560
				10,298	13,033

CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units (Fully diluted 41.6%) (8)		1,300	8,370

Ceres Management, LLC (Lambs Tire & Automotive)	Aftermarket Automotive Services Chain
		14% Secured Debt (Maturity - May 31, 2013)	4,000	3,997	3,997
		Class B Member Units (12% cumulative)		3,000	3,000
		Member Units (Fully diluted 100.0%)		5,273	—
		9.5% Secured Debt (Lamb’s Real Estate Investment I, LLC) (Maturity - October 1, 2025)	1,053	1,053	1,053
		Member Units (Lamb’s Real Estate Investment I, LLC) (Fully diluted 100%)		625	860
				13,948	8,910

Condit Exhibits, LLC	Tradeshow Exhibits / Custom Displays
		13% Current / 5% PIK Secured Debt (Maturity - July 1, 2013)	4,661	4,656	4,656
		Warrants (Fully diluted 47.9%)		320	600
				4,976	5,256

Gulf Manufacturing, LLC	Manufacturer of Specialty Fabricated Industrial Piping Products
		9% PIK Secured Debt (Ashland Capital IX, LLC) (Maturity - June 30, 2017)	919	919	919
		Member Units (Fully diluted 34.2%) (8)		2,980	12,660
				3,899	13,579

Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
		9% Secured Debt (Maturity - June 4, 2015)	4,896	4,557	4,896
		Preferred Stock (8% cumulative) (8)		1,102	1,102
		Common Stock (Fully diluted 34.5%) (8)		718	1,550
				6,377	7,548

Hawthorne Customs and Dispatch Services, LLC	Facilitator of Import Logistics, Brokerage, and Warehousing
		Member Units (Fully diluted 47.6%) (8)		589	860
		Member Units (Wallisville Real Estate, LLC) (Fully diluted 59.1%) (8)		1,215	1,215
				1,804	2,075

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Hydratec, Inc.	Designer and Installer of Micro-Irrigation Systems
		Prime Plus 1%, Current Coupon 9%, Secured Debt (Maturity - October 31, 2013) (9)	750	750	750
		Common Stock (Fully diluted 94.2%) (8)		7,095	13,350
				7,845	14,100

Indianapolis Aviation Partners, LLC	Fixed Base Operator
		15% Secured Debt (Maturity - September 15, 2014)	4,000	3,858	4,000
		Warrants (Fully diluted 30.1%)		1,129	1,940
				4,987	5,940

Jensen Jewelers of Idaho, LLC	Retail Jewelry Store
		Prime Plus 2%, Current Coupon 5.25%, Secured Debt (Maturity - November 14, 2013) (9)	1,622	1,622	1,622
		13% Current / 6% PIK Secured Debt (Maturity - November 14, 2013)	1,683	1,683	1,683
		Member Units (Fully diluted 60.8%) (8)		811	2,770
				4,116	6,075

Lighting Unlimited, LLC	Commercial and Residential Lighting Products and Design Services
		8% Secured Debt (Maturity - August 22, 2014)	1,838	1,838	1,838
		Preferred Stock (non-voting)		485	170
		Warrants (Fully diluted 7.1%)		54	—
		Common Stock (Fully diluted 70.0%) (8)		100	—
				2,477	2,008

Marine Shelters Holdings, LLC (LoneStar Marine Shelters)	Fabricator of Marine and Industrial Shelters
		12% Secured Debt (Maturity - December 28, 2017)	10,250	10,053	10,053
		Preferred Stock (Fully diluted 26.7%)		3,750	3,750
				13,803	13,803

Mid-Columbia Lumber Products, LLC	Manufacturer of Finger-Jointed Lumber Products
		10% Secured Debt (Maturity - December 18, 2017)	1,250	1,250	1,250
		12% Secured Debt (Maturity - December 18, 2017)	3,900	3,900	3,900
		9.5% Secured Debt (Mid - Columbia Real Estate, LLC) (Maturity - May 13, 2025)	1,006	1,006	1,006
		Warrants (Fully diluted 9.2%)		90	620
		Member Units (Fully diluted 42.9%)		1,042	3,060
		Member Units (Mid - Columbia Real Estate, LLC) (Fully diluted 50.0%)		250	810
				7,538	10,646

NAPCO Precast, LLC	Precast Concrete Manufacturing
		Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity - February 1, 2016) (9)	2,923	2,883	2,883
		18% Secured Debt (Maturity - February 1, 2016)	4,468	4,404	4,404
		Member Units (Fully diluted 44.0%)		2,975	4,360
				10,262	11,647

NRI Clinical Research, LLC	Clinical Research Center
		14% Secured Debt (Maturity - September 8, 2016)	4,636	4,423	4,423
		Warrants (Fully diluted 12.5%) (8)		252	480
		Member Units (Fully diluted 24.8%) (8)		500	960
				5,175	5,863

NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		12% Secured Debt (Maturity - December 22, 2016)	12,100	11,243	12,100
		Warrants (Fully diluted 12.2%)		817	1,350
		Member Units (Fully diluted 43.2%) (8)		2,900	4,800
				14,960	18,250

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
		Common Stock (Fully diluted 48.0%)		1,080	8,740

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Pegasus Research Group, LLC (Televerde)	Telemarketing and Data Services
		13% Current / 5% PIK Secured Debt (Maturity - January 6, 2016)	4,991	4,949	4,991
		Member Units (Fully diluted 43.7%) (8)		1,250	4,800
				6,199	9,791

PPL RVs, Inc.	Recreational Vehicle Dealer
		11.1% Secured Debt (Maturity - June 10, 2015)	8,460	8,409	8,460
		Common Stock (Fully diluted 51.1%)		2,150	5,950
				10,559	14,410

Principle Environmental, LLC	Noise Abatement Services
		12% Secured Debt (Maturity - February 1, 2016)	4,750	3,994	4,750
		12% Current / 2% PIK Secured Debt (Maturity - February 1, 2016)	3,611	3,561	3,611
		Warrants (Fully diluted 14.2%)		1,200	3,860
		Member Units (Fully diluted 22.6%)		1,863	6,150
				10,618	18,371

River Aggregates, LLC	Processor of Construction Aggregates
		12% Secured Debt (Maturity - March 30, 2016)	3,860	3,662	2,250
		Warrants (Fully diluted 20.0%)		202	—
		Member Units (Fully diluted 40.0%)		550	—
				4,414	2,250

The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
		4.5% Current / 4.5% PIK Secured Debt (Maturity - October 2, 2013)	1,079	1,078	1,078
		6% Current / 6% PIK Secured Debt (Maturity - October 2, 2013)	5,639	5,604	5,451
		Warrants (Fully diluted 52.3%)		1,096	—
				7,778	6,529

Thermal and Mechanical Equipment, LLC	Commercial and Industrial Engineering Services
		Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity - September 25, 2014) (9)	1,033	1,030	1,033
		13% Current / 5% PIK Secured Debt (Maturity - September 25, 2014)	3,292	3,271	3,292
		Member Units (Fully diluted 52.6%) (8)		1,000	10,080
				5,301	14,405

Uvalco Supply, LLC	Farm and Ranch Supply Store
		Member Units (Fully diluted 42.8%) (8)		1,113	3,180

Van Gilder Insurance Corporation	Insurance Brokerage
		8% Current / 3% PIK Secured Debt (Maturity - January 31, 2014)	922	922	922
		8% Current / 3% PIK Secured Debt (Maturity - January 31, 2016)	1,275	1,264	1,264
		13% Current / 3% PIK Secured Debt (Maturity - January 31, 2016)	6,196	5,417	5,417
		Warrants (Fully diluted 10.0%)		1,209	1,180
		Common Stock (Fully diluted 15.5%)		2,500	2,430
				11,312	11,213

Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage
		13% Secured Debt (Maturity - December 23, 2016)	3,204	3,149	3,149
		Series A Preferred Stock (Fully diluted 50.9%)		3,000	2,000
		Common Stock (Fully diluted 19.1%)		3,706	60
				9,855	5,209

Ziegler’s NYPD, LLC	Casual Restaurant Group
		Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity - October 1, 2013) (9)	1,000	999	999
		13% Current / 5% PIK Secured Debt (Maturity - October 1, 2013)	5,380	5,371	5,371
		Warrants (Fully diluted 46.6%)		600	180
				6,970	6,550

Subtotal Control Investments (27.7% of total investments at fair value)				210,213	272,698

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2013

(in thousands)

(Unaudited)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Affiliate Investments (6)

American Sensor Technologies, Inc.	Manufacturer of Commercial / Industrial Sensors
		Warrants (Fully diluted 19.6%)		50	5,020

Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions
		13% Secured Debt (Maturity - April 17, 2017)	5,000	4,765	4,765
		Warrants (Fully diluted 7.5%)		200	390
				4,965	5,155

Congruent Credit Opportunities Fund II, LP (12) (13)	Investment Partnership
		LP Interests (Fully diluted 19.8%) (8)		21,546	21,927

Daseke, Inc.	Specialty Transportation Provider
		Common Stock (Fully diluted 12.6%)		1,427	7,310

East Teak Fine Hardwoods, Inc.	Hardwood Products
		Common Stock (Fully diluted 5.0%) (8)		480	380

Gault Financial, LLC (RMB Capital, LLC)	Purchases and Manages Liquidation of Distressed Assets
		14% Secured Debt (Maturity - November 21, 2016)	12,238	11,736	11,736
		Warrants (Fully diluted 22.5%)		400	240
				12,136	11,976

Houston Plating and Coatings, LLC	Plating and Industrial Coating Services
		Member Units (Fully diluted 11.1%) (8)		635	8,560

Indianhead Pipeline Services, LLC	Pipeline Support Services
		12% Secured Debt (Maturity - February 6, 2017)	8,500	7,997	8,500
		Preferred Equity (8% cumulative) (8)		1,710	1,710
		Warrants (Fully diluted 10.6%)		459	1,760
		Member Units (Fully diluted 12.1%) (8)		1	2,010
				10,167	13,980

Integrated Printing Solutions, LLC	Specialty Card Printing
		13% Secured Debt (Maturity - September 23, 2016)	12,500	11,843	11,843
		Preferred Equity (Fully diluted 11.0%)		2,000	2,000
		Warrants (Fully diluted 8.0%)		600	860
				14,443	14,703

irth Solutions, LLC	Damage Prevention Technology Information Services
		Member Units (Fully diluted 12.8%) (8)		624	2,750

KBK Industries, LLC	Specialty Manufacturer of Oilfield and Industrial Products
		12.5% Secured Debt (Maturity - September 28, 2017)	9,000	8,917	9,000
		Member Units (Fully diluted 17.9%) (8)		341	5,430
				9,258	14,430

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Olympus Building Services, Inc.	Custodial / Facilities Services
		12% Secured Debt (Maturity - March 27, 2014)	3,050	2,989	2,989
		12% Current / 3% PIK Secured Debt (Maturity - March 27, 2014)	1,022	1,022	1,022
		Warrants (Fully diluted 22.5%)		470	550
				4,481	4,561

OnAsset Intelligence, Inc.	Transportation Monitoring / Tracking Services
		12% Secured Debt (Maturity - April 18, 2013)	1,500	1,500	1,500
		Preferred Stock (7% cumulative) (Fully diluted 5.8%) (8)		1,721	2,469
		Warrants (Fully diluted 4.0%)		830	550
				4,051	4,519

OPI International Ltd. (13)	Oil and Gas Construction Services
		Common Equity (Fully diluted 11.5%) (8)		1,371	4,971

PCI Holding Company, Inc.	Manufacturer of Industrial Gas Generating Systems
		12% Current / 4% PIK Secured Debt (Maturity - December 18, 2017)	5,058	4,962	4,962
		Preferred Stock (20% cumulative) (Fully diluted 19.4%) (8)		1,588	1,588
				6,550	6,550

Quality Lease and Rental Holdings, LLC	Rigsite Accommodation Unit Rental and Related Services
		12% Secured Debt (Maturity - January 8, 2018)	37,350	36,800	36,800
		Preferred Member Units (Rocaciea, LLC) (Fully diluted 20.0%)		2,500	2,500
				39,300	39,300

Radial Drilling Services Inc.	Oil and Gas Technology
		12% Secured Debt (Maturity - November 23, 2016)	4,200	3,518	3,518
		Warrants (Fully diluted 24.0%)		758	758
				4,276	4,276

Samba Holdings, Inc.	Intelligent Driver Record Monitoring Software and Services
		12.5% Secured Debt (Maturity - November 17, 2016)	11,725	11,567	11,725
		Common Stock (Fully diluted 19.4%)		1,707	3,671
				13,274	15,396

Spectrio LLC	Audio Messaging Services
		8% Secured Debt (Maturity - June 16, 2016)	280	280	280
		12% Secured Debt (Maturity - June 16, 2016)	17,990	17,584	17,963
		Warrants (Fully diluted 9.8%)		887	3,700
				18,751	21,943

SYNEO, LLC	Manufacturer of Specialty Cutting Tools and Punches
		12% Secured Debt (Maturity - July 13, 2016)	4,300	4,223	4,223
		10% Secured Debt (Leadrock Properties, LLC) (Maturity - May 4, 2026)	1,440	1,413	1,413
		Member Units (Fully diluted 11.1%)		1,000	1,000
				6,636	6,636

Texas Reexcavation LC	Hydro Excavation Services
		12% Current / 3% PIK Secured Debt (Maturity - December 31, 2017)	6,046	5,930	5,930
		Class A Member Units (Fully diluted 16.3%)		2,900	2,900
				8,830	8,830

Subtotal Affiliate Investments (22.6% of total investments at fair value)				183,251	223,173

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2013

(in thousands)

(Unaudited)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Non-Control/Non-Affiliate Investments (7)

AGS LLC (10)	Developer, Manufacturer, and Operator of Gaming Machines
		LIBOR Plus 10.00%, Current Coupon 11.50%, Secured Debt (Maturity - August 23, 2016) (9)	10,000	9,826	9,826

Ameritech College Operations, LLC	For-Profit Nursing and Healthcare College
		18% Secured Debt (Maturity - March 9, 2017)	6,050	5,946	6,050

AM General LLC (11)	Specialty Vehicle Manufacturer
		LIBOR Plus 9.00%, Current Coupon 10.25%, Secured Debt (Maturity - March 22, 2018) (9)	3,000	2,910	2,910

American Media, Inc. (11)	Magazine Operator
		11.50% Bond (Maturity - December 15, 2017)	2,000	1,857	1,954

Ancestry.com Inc. (11)	Genealogy Software Service
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - December 27, 2018) (9)	4,988	4,795	5,015

Artel, LLC (11)	Land-Based and Commercial Satellite Provider
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - November 27, 2017) (9)	4,938	4,891	4,950

Audio Visual Services Group, Inc. (11)	Hotel & Venue Audio Visual Operator
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - November 9, 2018) (9)	4,975	4,880	4,975
		LIBOR Plus 9.50%, Current Coupon 10.75%, Secured Debt (Maturity - May 9, 2019) (9)	5,000	4,904	4,979
				9,784	9,954

B. J. Alan Company	Retailer and Distributor of Consumer Fireworks
		14% Current / 2.5% PIK Secured Debt (Maturity - June 22, 2017)	11,023	10,934	10,934

Blackboard, Inc. (11)	Education Software Provider
		LIBOR Plus 4.75%, Current Coupon 6.25%, Secured Debt (Maturity - October 4, 2018) (9)	1,358	1,358	1,380
		LIBOR Plus 10.00%, Current Coupon 11.50%, Secured Debt (Maturity - April 4, 2019) (9)	2,000	1,855	1,993
				3,213	3,373

Brand Connections, LLC	Venue-Based Marketing and Media
		12% Secured Debt (Maturity - April 30, 2015)	7,774	7,645	7,774

Brasa Holdings Inc. (11)	Upscale Full Service Restaurants
		LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity - July 18, 2019) (9)	3,483	3,391	3,509
		LIBOR Plus 9.50%, Current Coupon 11.00%, Secured Debt (Maturity - January 19, 2020) (9)	6,000	5,930	6,090
				9,321	9,599

Calloway Laboratories, Inc. (10)	Health Care Testing Facilities
		10.00% Current / 2.00% PIK Secured Debt (Maturity - September 30, 2014)	5,712	5,606	5,712

CDC Software Corporation (11)	Enterprise Application Software
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - August 6, 2018) (9)	4,229	4,190	4,260

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
CHI Overhead Doors, Inc. (11)	Manufacturer of Overhead Garage Doors
		LIBOR Plus 4.25%, Current Coupon 5.75%, Secured Debt (Maturity - March 18, 2019) (9)	2,410	2,373	2,428
		LIBOR Plus 9.50%, Current Coupon 11.00%, Secured Debt (Maturity - September 18, 2019) (9)	2,500	2,459	2,506
				4,832	4,934

Collective Brands Finance, Inc. (11)	Specialty Footwear Retailer
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - September 20, 2019) (9)	2,500	2,500	2,539

Compact Power Equipment Centers Inc.	Equipment / Tool Rental
		6% Current / 6% PIK Secured Debt (Maturity - October 1, 2017)	3,743	3,725	3,725
		Series A Stock (8% cumulative) (Fully diluted 4.2%) (8)		941	1,340
				4,666	5,065

Confie Seguros Holding II Co. (11)	Insurance Brokerage
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - November 9, 2018) (9)	4,988	4,917	5,029

Connolly Holdings Inc. (11)	Audit Recovery Software
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - July 15, 2018) (9)	2,481	2,459	2,515
		LIBOR Plus 9.25%, Current Coupon 10.50%, Secured Debt (Maturity - January 15, 2019) (9)	2,000	1,963	2,053
				4,422	4,568

Creative Circle, LLC (11)	Professional Staffing Firm
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - September 28, 2017) (9)	9,607	9,516	9,619

CST Industries (11)	Storage Tank Manufacturer
		LIBOR Plus 6.25%, Current Coupon 7.75%, Secured Debt (Maturity - May 22, 2017) (9)	12,031	11,876	12,054

Diversified Machine, Inc. (11)	Automotive Component Supplier
		LIBOR Plus 7.75%, Current Coupon 9.25%, Secured Debt (Maturity - December 21, 2017) (9)	2,000	1,962	2,020

Drilling Info, Inc.	Information Services for the Oil and Gas Industry
		Common Stock (Fully diluted 2.3%)		1,335	6,090

Emerald Performance Materials, Inc. (11)	Specialty Chemicals Manufacturer
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - May 18, 2018) (9)	4,467	4,430	4,490

EnCap Energy Fund Investments (12) (13)	Investment Partnership
		LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%) (8)		2,137	2,254
		LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.) (Fully diluted 0.3%)		442	493
		LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)		55	55
		LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)		1,114	1,114
				3,748	3,916

Engility Corporation (11) (13)	Defense Software
		LIBOR Plus 4.50%, Current Coupon 5.75%, Secured Debt (Maturity - July 18, 2017) (9)	5,000	4,957	5,013

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
eResearch Technology, Inc. (11)	Provider of Technology- Driven Health Research
		LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity - May 2, 2018) (9)	4,040	3,911	4,065

Fairway Group Acquisition Company (11)	Retail Grocery
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - August 17, 2018) (9)	3,980	3,980	4,055

FC Operating, LLC (10)	Christian Specialty Retail Stores
		LIBOR Plus 10.75%, Current Coupon 12.00%, Secured Debt (Maturity - November 14, 2017) (9)	6,000	5,887	6,000

FishNet Security, Inc. (11)	Information Technology Value-Added Reseller
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - November 30, 2017) (9)	7,980	7,905	7,980

Fram Group Holdings, Inc. (11)	Manufacturer of Automotive Maintenance Products
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - July 29, 2017) (9)	964	961	979
		LIBOR Plus 9.00%, Current Coupon 10.50%, Secured Debt (Maturity - January 29, 2018) (9)	1,000	996	1,020
				1,957	1,999

GFA Brands, Inc. (11) (13)	Distributor of Health Food Products
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - July 2, 2018) (9)	6,790	6,668	6,909

Grede Holdings, LLC (11)	Operator of Iron Foundries
		LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity - April 3, 2017) (9)	5,000	4,976	5,050

Grupo Hima San Pablo, Inc. (11)	Tertiary Care Hospitals
		LIBOR Plus 7.00%, Current Coupon 8.50%, Secured Debt (Maturity - January 31, 2018) (9)	5,000	4,901	4,895
		13.75 Secured Debt (Maturity - July 31, 2018) (9)	2,000	1,901	1,945
				6,802	6,840

Hayden Acquisition, LLC	Manufacturer of Utility Structures
		8% Secured Debt (Maturity - April 1, 2013)	1,800	1,781	—

Healogics, Inc. (11)	Wound Care Management
		LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity - February 5, 2019) (9)	1,000	1,000	1,014
		Common Equity (Fully diluted 0.02%) (8)		50	50
				1,050	1,064

Hearthside Food Solutions, LLC (11)	Contract Food Manufacturer
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - June 5, 2018) (9)	3,980	3,945	4,020

Heckmann Corporation (11) (13)	Water Treatment and Disposal Services
		9.88% Bond (Maturity - April 15, 2018)	3,500	3,500	3,715

HOA Restaurant Group, LLC (11)	Casual Restaurant Group
		11.25% Bond (Maturity - April 1, 2017)	2,000	2,000	1,880

Hudson Products Holdings, Inc. (11)	Manufacturer of Heat Transfer Equipment
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - June 7, 2017) (9)	4,000	3,962	4,040

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Il Fornaio Corporation (11)	Casual Restaurant Group
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - June 10, 2017) (9)	1,822	1,815	1,840

Insight Pharmaceuticals, LLC (11)	Pharmaceuticals Merchant Wholesalers
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - August 25, 2016) (9)	4,988	4,965	5,044

Ipreo Holdings LLC (11)	Application Software for Capital Markets
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - August 5, 2017) (9)	5,637	5,564	5,707

iStar Financial Inc. (11) (13)	Real Estate Investment Trust
		LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity - March 19, 2016) (9)	515	507	522

Ivy Hill Middle Market Credit Fund III, Ltd. (12) (13)	Investment Partnership
		LIBOR Plus 6.50%, Current Coupon 6.70%, Secured Debt (Maturity - January 15, 2022)	2,000	1,686	1,975

Jackson Hewitt Tax Service Inc. (11)	Tax Preparation Services
		LIBOR Plus 8.50%, Current Coupon 10.00%, Secured Debt (Maturity - October 15, 2017) (9)	5,000	4,815	4,950

Kadmon Pharmaceuticals, LLC (10)	Biopharmaceutical Products and Services
		LIBOR Plus 13.00% / 12.00% PIK, Current Coupon with PIK 27.00%, Secured Debt (Maturity - April 30, 2013) (9)	3,945	4,137	4,137
		LIBOR Plus 13.00% / 12.00% PIK, Current Coupon with PIK 27.00%, Secured Debt (Maturity - April 30, 2013) (9)	2,000	2,097	2,174
				6,234	6,311

Keypoint Government Solutions, Inc. (11)	Pre-employment Screening Services
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - November 13, 2017) (9)	4,938	4,845	4,938

LKCM Headwater Investments I, L.P. (12) (13)	Investment Partnership
		LP Interests (Fully diluted 2.27%) (8)		925	925

Maverick Healthcare Group LLC (10)	Home Healthcare Products and Services
		LIBOR Plus 9.00%, Current Coupon 10.75%, Secured Debt (Maturity - December 30, 2016) (9)	4,888	4,888	4,900

Media Holdings, LLC (11) (13)	Internet Traffic Generator
		LIBOR Plus 13.00%, Current Coupon 15.00%, Secured Debt (Maturity - April 27, 2014) (9)	5,000	5,337	5,357

Medpace Intermediateco, Inc. (11)	Clinical Trial Development and Execution
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - June 19, 2017) (9)	4,612	4,560	4,623

Metal Services LLC (11)	Steel Mill Services
		LIBOR Plus 6.50%, Current Coupon 7.75%, Secured Debt (Maturity - June 30, 2017) (9)	4,988	4,894	5,054

Metals USA, Inc. (11) (13)	Operator of Metal Service Centers
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - December 14, 2019) (9)	7,481	7,409	7,534

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Milk Specialties Company (11)	Processor of Nutrition Products
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - November 9, 2018) (9)	5,000	4,952	5,034

Miramax Film NY, LLC (11)	Motion Picture Producer and Distributor
		Class B Units (Fully diluted 0.2%)		500	667

Mitel US Holdings, Inc. (11)	Enterprise IP Telephone Provider
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - February 27, 2019) (9)	4,000	3,960	4,013

Mmodal, Inc. (11)	Healthcare Equipment and Services
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - August 16, 2019) (9)	3,980	3,931	3,860

Modern VideoFilm, Inc. (10)	Post-Production Film Studio
		LIBOR Plus 9.00%, Current Coupon 10.50%, Secured Debt (Maturity - December 19, 2017) (9)	5,054	4,837	5,054
		Warrants (Fully diluted 1.5%)		150	150
				4,987	5,204

Mood Media Corporation (11) (13)	Music Programming and Broadcasting
		LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity - May 6, 2018) (9)	1,770	1,756	1,783

National Vision, Inc. (11)	Discount Optical Retailer
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - August 2, 2018) (9)	3,209	3,165	3,249

NCI Building Systems, Inc. (11) (13)	Non-Residential Building Products Manufacturer
		LIBOR Plus 6.75%, Current Coupon 8.00%, Secured Debt (Maturity - May 2, 2018) (9)	2,384	2,276	2,427

NCP Investment Holdings, Inc.	Management of Outpatient Cardiac Cath Labs
		Class A and C Units (Fully diluted 3.3%) (8)		20	2,474

NGPL PipeCo, LLC (11)	Natural Gas Pipelines and Storage Facilities
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - September 15, 2017) (9)	8,679	8,554	8,820

North American Breweries Holdings, LLC (11)	Operator of Specialty Breweries
		LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity - December 11, 2018) (9)	3,990	3,914	4,095

Northland Cable Television, Inc. (11)	Television Broadcasting
		LIBOR Plus 6.00%, Current Coupon 7.75%, Secured Debt (Maturity - December 30, 2016) (9)	4,799	4,703	4,751

Oberthur Technologies SA (11) (13)	Smart Card, Printing, Identity, and Cash Protection Security
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - November 30, 2018) (9)	6,965	6,658	6,965

Oneida Ltd. (11)	Household Products Manufacturer
		LIBOR Plus 7.75%, Current Coupon 9.25%, Secured Debt (Maturity - September 25, 2017) (9)	1,795	1,764	1,768

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Orbitz Worldwide, Inc. (11) (13)	Online Travel Agent
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - September 20, 2017) (9)	2,000	2,000	2,021
		LIBOR Plus 6.75%, Current Coupon 8.00%, Secured Debt (Maturity - March 20, 2019) (9)	500	500	506
				2,500	2,527

Panolam Industries International, Inc. (11)	Decorative Laminate Manufacturer
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - August 23, 2017) (9)	3,997	3,961	3,997

Permian Holdings, Inc.(11)	Storage Tank Manufacturer
		10.50% Bond (Maturity - January 15, 2018)	1,500	1,500	1,545

Physician Oncology Services, L.P. (11)	Provider of Radiation Therapy and Oncology Services
		LIBOR Plus 6.25%, Current Coupon 7.75%, Secured Debt (Maturity - January 31, 2017) (9)	942	935	942

Preferred Proppants, LLC (11)	Producer of Sand Based Proppants
		LIBOR Plus 7.50%, Current Coupon 9.00%, Secured Debt (Maturity - December 15, 2016) (9)	5,927	5,815	5,578

Primesight Limited (10) (13)	Outdoor Advertising Operator
		11.25% Secured Debt (Maturity - October 17, 2015)	7,671	7,671	7,500

PRV Aerospace, LLC (11)	Aircraft Equipment Manufacturer
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - May 9, 2018) (9)	5,972	5,920	6,024

Radio One, Inc. (11)	Radio Broadcasting
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - March 31, 2016) (9)	2,925	2,887	3,005

Relativity Media, LLC (10)	Full-scale Film and Television Production and Distribution
		10.00% Secured Debt (Maturity - May 24, 2015)	4,904	4,832	4,904
		15.00% PIK Secured Debt (Maturity - May 24, 2015)	5,685	5,440	5,685
		Class A Units (Fully diluted 0.2%)		292	292
				10,564	10,881

Sabre Industries, Inc. (11)	Manufacturer of Telecom Structures and Equipment
		LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity - August 24, 2018) (9)	6,484	6,394	6,524

SAExploration, Inc. (11) (13)	Geophysical Services Provider
		11% Current / 2.50% PIK Secured Debt (Maturity - November 28, 2016) (9)	4,000	4,027	4,027
		Warrants (Fully diluted 0.05%)		53	53
				4,080	4,080

Shale-Inland Holdings, LLC (11)	Distributor of Pipe, Valves, and Fittings
		8.75% Bond (Maturity - November 15, 2019)	3,000	3,000	3,150

Sonneborn, LLC (11)	Specialty Chemicals Manufacturer
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - March 30, 2018) (9)	2,970	2,919	3,029

Sotera Defense Solutions, Inc. (11)	Defense Industry Intelligence Services
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - April 22, 2017) (9)	9,171	8,839	9,080

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Sourcehov LLC (11)	Business Process Services
		LIBOR Plus 5.38%, Current Coupon 6.63%, Secured Debt (Maturity - April 28, 2017) (9)	2,955	2,878	2,944
		LIBOR Plus 9.25%, Current Coupon 10.50%, Secured Debt (Maturity - April 30, 2018) (9)	5,000	4,552	5,050
				7,430	7,994

Surgery Center Holdings, Inc. (11)	Ambulatory Surgical Centers
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - February 6, 2017) (9)	4,869	4,851	4,881

Sutherland Global Services, Inc. (11)	Business Process Outsourcing Provider
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - March 6, 2019) (9)	7,000	6,862	6,948

Tervita Corporation (11) (13)	Oil and Gas Environmental Services
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - May 15, 2018) (9)	3,500	3,466	3,549

The Tennis Channel, Inc. (10)	Television-Based Sports Broadcasting
		LIBOR Plus 6% / 4% PIK, Current Coupon with PIK 14%, Secured Debt (Maturity - June 30, 2013) (9)	11,160	12,887	12,887
		Warrants (Fully diluted 0.1%)		235	235
				13,122	13,122

Therakos, Inc. (11)	Immune System Disease Treatment
		LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity - December 27, 2017) (9)	4,988	4,842	5,000

Totes Isotoner Corporation (11)	Weather Accessory Retail
		LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity - July 7, 2017) (9)	4,686	4,615	4,701

TriNet HR Corporation (11) (13)	Outsourced Human Resources Solutions
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - October 24, 2018) (9)	2,993	2,993	3,022

UniTek Global Services, Inc. (11)	Provider of Outsourced Infrastructure Services
		LIBOR Plus 7.50%, Current Coupon 9.00%, Secured Debt (Maturity - April 15, 2018) (9)	4,377	4,270	4,366

Universal Fiber Systems, LLC (10)	Manufacturer of Synthetic Fibers
		LIBOR Plus 5.75%, Current Coupon 7.50%, Secured Debt (Maturity - June 26, 2015) (9)	5,123	5,042	5,046

US Xpress Enterprises, Inc. (11)	Truckload Carrier
		LIBOR Plus 7.50%, Current Coupon 9.00%, Secured Debt (Maturity - November 13, 2016) (9)	6,313	6,197	6,329

VFH Parent LLC (11)	Electronic Trading and Market Making
		LIBOR Plus 4.50%, Current Coupon 5.75%, Secured Debt (Maturity - July 8, 2016) (9)	3,386	3,386	3,432

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Visant Corporation (11)	School Affinity Stores
		LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity - December 22, 2016) (9)	3,882	3,882	3,779

Vision Solutions, Inc. (11)	Provider of Information Availability Software
		LIBOR Plus 4.50%, Current Coupon 6.00%, Secured Debt (Maturity - July 23, 2016) (9)	2,450	2,286	2,442
		LIBOR Plus 8.00%, Current Coupon 9.50%, Secured Debt (Maturity - July 23, 2017) (9)	5,000	4,963	4,950
				7,249	7,392

Walter Investment Management Corp. (11) (13)	Real Estate Services
		LIBOR Plus 4.50%, Current Coupon 5.75%, Secured Debt (Maturity - November 28, 2017) (9)	2,438	2,415	2,485

Wenner Media LLC (11)	Magazine Operator
		LIBOR Plus 9.50%, Current Coupon 10.75%, Secured Debt (Maturity - February 17, 2018) (9)	2,191	2,115	2,183

Western Dental Services, Inc. (11)	Dental Care Services
		LIBOR Plus 7.00%, Current Coupon 8.25%, Secured Debt (Maturity - November 1, 2018) (9)	4,988	4,846	4,992

Wilton Brands LLC (11)	Specialty Housewares Retailer
		LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity - August 30, 2018) (9)	1,950	1,914	1,978

Wireco Worldgroup Inc. (11)	Manufacturer of Synthetic Lifting Products
		LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity - February 15, 2017) (9)	2,488	2,466	2,522

Zilliant Incorporated	Price Optimization and Margin Management Solutions
		12% Secured Debt (Maturity - June 15, 2017)	8,000	6,911	6,911
		Warrants (Fully diluted 3.0%)		1,071	1,071
				7,982	7,982

Subtotal Non-Control/Non-Affiliate Investments (49.7% of total investments at fair value)				474,917	489,620

Main Street Capital Partners, LLC (Investment Manager)	Asset Management
		100% of Membership Interests		2,668	—

Total Portfolio Investments, March 31, 2013				871,049	985,491

(1)	All investments are Lower Middle Market portfolio investments, unless otherwise noted.
(2)	Debt investments are generally income producing. Equity and warrants are non-income producing, unless otherwise noted.
(3)	See Note C for summary geographic location of portfolio companies.
(4)	Principal is net of prepayments. Cost is net of prepayments and accumulated unearned income.
(5)

Control investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”) as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.

(6)	Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as Control investments.
(7)	Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments.
(8)	Income producing through dividends or distributions.
(9)	Index based floating interest rate is subject to contractual minimum interest rate.
(10)	Private Loans portfolio investment.
(11)	Middle Market portfolio investment.
(12)	Other Portfolio investment.
(13)

Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets.

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2013

(in thousands)

(Unaudited)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Marketable Securities and Idle Funds Investments

	Investments in Marketable Securities and Diversified, Registered Bond Funds			—	—

Subtotal Marketable Securities and Idle Funds Investments (0.0% of total investments at fair value)				—	—

Total Investments, March 31, 2013				$871,049	$985,491

(1)	All investments are Lower Middle Market portfolio investments, unless otherwise noted.
(2)	Debt investments are generally income producing. Equity and warrants are non-income producing, unless otherwise noted.
(3)	See Note C for summary geographic location of portfolio companies.
(4)	Principal is net of prepayments. Cost is net of prepayments and accumulated unearned income.
(5)

Control investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”) as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.

(6)	Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as Control investments.
(7)	Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments.
(8)	Income producing through dividends or distributions.
(9)	Index based floating interest rate is subject to contractual minimum interest rate.
(10)	Private Loans portfolio investment.
(11)	Middle Market portfolio investment.
(12)	Other Portfolio investment.
(13)

Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets.

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(in thousands)

(Unaudited)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Control Investments (5)

Bond-Coat, Inc.	Casing and Tubing Coating Services
		12% Secured Debt (Maturity - December 28, 2017)	14,750	14,550	14,550
		Common Stock (Fully diluted 43.4%)		6,350	6,350
				20,900	20,900

Café Brazil, LLC	Casual Restaurant Group
		12% Secured Debt (Maturity - April 20, 2013)	500	500	500
		Member Units (Fully diluted 41.0%) (8)		42	3,690
				542	4,190

California Healthcare Medical Billing, Inc.	Outsourced Billing and Revenue Cycle Management
		12% Secured Debt (Maturity - October 17, 2015)	8,103	7,913	8,016
		Warrants (Fully diluted 21.3%)		1,193	3,380
		Common Stock (Fully diluted 9.8%)		1,177	1,560
				10,283	12,956

CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		14% Secured Debt (Maturity - December 31, 2013)	450	450	450
		Member Units (Fully diluted 41.6%) (8)		1,300	7,800
				1,750	8,250

Ceres Management, LLC (Lambs Tire & Automotive)	Aftermarket Automotive Services Chain
		14% Secured Debt (Maturity - May 31, 2013)	4,000	3,993	3,993
		Class B Member Units (12% cumulative)		3,000	3,000
		Member Units (Fully diluted 79.0%)		5,273	—
		9.5% Secured Debt (Lamb’s Real Estate Investment I, LLC) (Maturity - October 1, 2025)	1,066	1,066	1,066
		Member Units (Lamb’s Real Estate Investment I, LLC) (Fully diluted 100%)		625	860
				13,957	8,919

Condit Exhibits, LLC	Tradeshow Exhibits / Custom Displays
		13% Current / 5% PIK Secured Debt (Maturity - July 1, 2013)	4,661	4,652	4,652
		Warrants (Fully diluted 47.9%)		320	600
				4,972	5,252

Gulf Manufacturing, LLC	Manufacturer of Specialty Fabricated Industrial Piping Products
		9% PIK Secured Debt (Ashland Capital IX, LLC) (Maturity - June 30, 2017)	919	919	919
		Member Units (Fully diluted 34.2%) (8)		2,980	12,660
				3,899	13,579

Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
		9% Secured Debt (Maturity - June 4, 2015)	5,024	4,644	5,024
		Preferred Stock (8% cumulative) (8)		1,081	1,081
		Common Stock (Fully diluted 34.5%) (8)		718	1,550
				6,443	7,655

Hawthorne Customs and Dispatch Services, LLC	Facilitator of Import Logistics, Brokerage, and Warehousing
		Member Units (Fully diluted 47.6%) (8)		589	1,140
		Member Units (Wallisville Real Estate, LLC) (Fully diluted 59.1%) (8)		1,215	1,215
				1,804	2,355

Hydratec, Inc.	Designer and Installer of Micro-Irrigation Systems
		Common Stock (Fully diluted 94.2%) (8)		7,095	13,710

Indianapolis Aviation Partners, LLC	Fixed Base Operator
		15% Secured Debt (Maturity - September 15, 2014)	4,150	3,982	4,070
		Warrants (Fully diluted 30.1%)		1,129	2,130
				5,111	6,200

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Jensen Jewelers of Idaho, LLC	Retail Jewelry Store
		Prime Plus 2%, Current Coupon 5.25%, Secured Debt (Maturity - November 14, 2013) (9)	1,696	1,696	1,696
		13% Current / 6% PIK Secured Debt (Maturity - November 14, 2013)	1,759	1,759	1,759
		Member Units (Fully diluted 60.8%) (8)		811	2,060
				4,266	5,515

Lighting Unlimited, LLC	Commercial and Residential Lighting Products and Design Services
		8% Secured Debt (Maturity - August 22, 2014)	1,892	1,892	1,892
		Preferred Stock (non-voting)		493	493
		Warrants (Fully diluted 7.1%)		54	4
		Common Stock (Fully diluted 70.0%) (8)		100	36
				2,539	2,425

Marine Shelters Holdings, LLC (LoneStar Marine Shelters)	Fabricator of Marine and Industrial Shelters
		12% Secured Debt (Maturity - December 28, 2017)	10,250	10,045	10,045
		Preferred Stock (Fully diluted 26.7%)		3,750	3,750
				13,795	13,795

Mid-Columbia Lumber Products, LLC	Manufacturer of Finger-Jointed Lumber Products
		10% Secured Debt (Maturity - December 18, 2014)	1,250	1,250	1,250
		12% Secured Debt (Maturity - December 18, 2014)	3,900	3,900	3,900
		9.5% Secured Debt (Mid - Columbia Real Estate, LLC) (Maturity - May 13, 2025)	1,017	1,017	1,017
		Warrants (Fully diluted 9.2%)		250	1,470
		Member Units (Fully diluted 42.9%)		882	1,580
		Member Units (Mid - Columbia Real Estate, LLC) (Fully diluted 50.0%) (8)		250	810
				7,549	10,027

NAPCO Precast, LLC	Precast Concrete Manufacturing
		Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity - February 1, 2016) (9)	3,385	3,334	3,334
		18% Secured Debt (Maturity - February 1, 2016)	5,173	5,093	5,093
		Member Units (Fully diluted 44.0%)		2,975	4,360
				11,402	12,787

NRI Clinical Research, LLC	Clinical Research Center
		14% Secured Debt (Maturity - September 8, 2016)	4,736	4,506	4,506
		Warrants (Fully diluted 12.5%)		252	480
		Member Units (Fully diluted 24.8%) (8)		500	960
				5,258	5,946

NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		12% Secured Debt (Maturity - December 22, 2016)	12,100	11,200	11,891
		Warrants (Fully diluted 12.2%)		817	1,350
		Member Units (Fully diluted 43.2%) (8)		2,900	4,800
				14,917	18,041

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
		12% Secured Debt (Maturity - April 1, 2013)	6,000	5,997	6,000
		Common Stock (Fully diluted 48.0%)		1,080	8,740
				7,077	14,740

Pegasus Research Group, LLC (Televerde)	Telemarketing and Data Services
		13% Current / 5% PIK Secured Debt (Maturity - January 6, 2016)	4,991	4,946	4,991
		Member Units (Fully diluted 43.7%) (8)		1,250	3,790
				6,196	8,781

PPL RVs, Inc.	Recreational Vehicle Dealer
		11.1% Secured Debt (Maturity - June 10, 2015)	8,460	8,404	8,460
		Common Stock (Fully diluted 51.1%)		2,150	6,120
				10,554	14,580

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Principle Environmental, LLC	Noise Abatement Services
		12% Secured Debt (Maturity - February 1, 2016)	4,750	3,945	4,750
		12% Current / 2% PIK Secured Debt (Maturity - February 1, 2016)	3,594	3,539	3,594
		Warrants (Fully diluted 14.2%)		1,200	3,860
		Member Units (Fully diluted 22.6%)		1,863	6,150
				10,547	18,354

River Aggregates, LLC	Processor of Construction Aggregates
		12% Secured Debt (Maturity - March 30, 2016)	3,860	3,662	3,662
		Warrants (Fully diluted 20.0%)		202	—
		Member Units (Fully diluted 40.0%)		550	—
				4,414	3,662

The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
		4.5% Current / 4.5% PIK Secured Debt (Maturity - October 2, 2013)	1,079	1,077	1,077
		6% Current / 6% PIK Secured Debt (Maturity - October 2, 2013)	5,639	5,588	5,588
		Warrants (Fully diluted 52.3%)		1,096	—
				7,761	6,665

Thermal and Mechanical Equipment, LLC	Commercial and Industrial Engineering Services
		Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity - September 25, 2014) (9)	1,033	1,030	1,033
		13% Current / 5% PIK Secured Debt (Maturity - September 25, 2014)	3,292	3,268	3,292
		Member Units (Fully diluted 50.0%) (8)		1,000	8,250
				5,298	12,575

Uvalco Supply, LLC	Farm and Ranch Supply Store
		Member Units (Fully diluted 42.8%) (8)		1,113	2,760

Van Gilder Insurance Corporation	Insurance Brokerage
		8% Secured Debt (Maturity - January 31, 2014)	915	914	914
		8% Secured Debt (Maturity - January 31, 2016)	1,361	1,349	1,349
		13% Secured Debt (Maturity - January 31, 2016)	6,150	5,319	5,319
		Warrants (Fully diluted 10.0%)		1,209	1,180
		Common Stock (Fully diluted 15.5%)		2,500	2,430
				11,291	11,192

Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage
		6.5% Current /6.5% PIK Secured Debt (Maturity - December 23, 2016)	3,204	3,146	3,146
		Series A Preferred Stock (Fully diluted 50.9%)		3,000	2,930
		Common Stock (Fully diluted 19.1%)		3,706	110
				9,852	6,186

Ziegler’s NYPD, LLC	Casual Restaurant Group
		Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity - October 1, 2013) (9)	1,000	998	998
		13% Current / 5% PIK Secured Debt (Maturity - October 1, 2013)	5,314	5,300	5,300
		Warrants (Fully diluted 46.6%)		600	180
				6,898	6,478

Subtotal Control Investments (29.2% of total investments at fair value)				217,483	278,475

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(in thousands)

(Unaudited)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Affiliate Investments (6)

American Sensor Technologies, Inc.	Manufacturer of Commercial / Industrial Sensors
		Warrants (Fully diluted 19.6%)		50	4,170

Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions
		13% Secured Debt (Maturity - April 17, 2017)	5,000	4,754	4,754
		Warrants (Fully diluted 7.5%)		200	310
				4,954	5,064

Congruent Credit Opportunities Fund II, LP (12) (13)	Investment Partnership
		LP Interests (Fully diluted 19.8%) (8)		19,049	19,174

Daseke, Inc.	Specialty Transportation Provider
		Common Stock (Fully diluted 12.6%)		1,427	7,310

East Teak Fine Hardwoods, Inc.	Hardwood Products
		Common Stock (Fully diluted 5.0%)		480	380

Gault Financial, LLC (RMB Capital, LLC)	Purchases and Manages Liquidation of Distressed Assets
		14% Secured Debt (Maturity - November 21, 2016)	9,828	9,348	9,348
		Warrants (Fully diluted 22.5%)		400	240
				9,748	9,588

Houston Plating and Coatings, LLC	Plating and Industrial Coating Services
		Member Units (Fully diluted 11.1%) (8)		635	8,280

Indianhead Pipeline Services, LLC	Pipeline Support Services
		12% Secured Debt (Maturity - February 6, 2017)	8,725	8,186	8,186
		Preferred Equity (Fully diluted 8.0%) (8)		1,676	1,676
		Warrants (Fully diluted 10.6%)		459	1,490
		Member Units (Fully diluted 4.1%) (8)		1	50
				10,322	11,402

Integrated Printing Solutions, LLC	Specialty Card Printing
		13% Secured Debt (Maturity - September 23, 2016)	12,500	11,807	11,807
		Preferred Equity (Fully diluted 11.0%)		2,000	2,000
		Warrants (Fully diluted 8.0%)		600	1,100
				14,407	14,907

irth Solutions, LLC	Damage Prevention Technology Information Services
		12% Secured Debt (Maturity - December 29, 2015)	3,587	3,543	3,587
		Member Units (Fully diluted 12.8%) (8)		624	2,750
				4,167	6,337

KBK Industries, LLC	Specialty Manufacturer of Oilfield and Industrial Products
		12.5% Secured Debt (Maturity - September 28, 2017)	9,000	8,913	9,000
		Member Units (Fully diluted 17.9%) (8)		341	5,550
				9,254	14,550

Olympus Building Services, Inc.	Custodial / Facilities Services
		12% Secured Debt (Maturity - March 27, 2014)	3,050	2,975	2,975
		12% Current / 3% PIK Secured Debt (Maturity - March 27, 2014)	1,014	1,014	1,014
		Warrants (Fully diluted 22.5%)		470	470
				4,459	4,459

OnAsset Intelligence, Inc.	Transportation Monitoring / Tracking Services
		12% Secured Debt (Maturity - April 18, 2013)	1,500	1,500	1,500
		Preferred Stock (7% cumulative) (Fully diluted 5.8%) (8)		1,692	2,440
		Warrants (Fully diluted 4.0%)		830	550
				4,022	4,490

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
OPI International Ltd. (13)	Oil and Gas Construction Services
		Common Equity (Fully diluted 11.5%) (8)		1,371	4,971

PCI Holding Company, Inc.	Manufacturer of Industrial Gas Generating Systems
		12% Current / 4% PIK Secured Debt (Maturity - December 18, 2017)	5,008	4,909	4,909
		Preferred Stock (20% cumulative) (Fully diluted 19.4%) (8)		1,511	1,511
				6,420	6,420

Radial Drilling Services Inc.	Oil and Gas Technology
		12% Secured Debt (Maturity - November 23, 2016)	4,200	3,485	3,485
		Warrants (Fully diluted 24.0%)		758	758
				4,243	4,243

Samba Holdings, Inc.	Intelligent Driver Record Monitoring Software and Services
		12.5% Secured Debt (Maturity - November 17, 2016)	11,923	11,754	11,923
		Common Stock (Fully diluted 19.4%)		1,707	3,670
				13,461	15,593

Spectrio LLC	Audio Messaging Services
		8% Secured Debt (Maturity - June 16, 2016)	280	280	280
		12% Secured Debt (Maturity - June 16, 2016)	17,990	17,559	17,963
		Warrants (Fully diluted 9.8%)		887	3,420
				18,726	21,663

SYNEO, LLC	Manufacturer of Specialty Cutting Tools and Punches
		12% Secured Debt (Maturity - July 13, 2016)	4,300	4,218	4,218
		10% Secured Debt (Leadrock Properties, LLC) (Maturity - May 4, 2026)	1,440	1,413	1,413
		Member Units (Fully diluted 11.1%)		1,000	1,000
				6,631	6,631

Texas Reexcavation LC	Hydro Excavation Services
		12% Current / 3% PIK Secured Debt (Maturity - December 31, 2017)	6,001	5,881	5,881
		Class A Member Units (Fully diluted 16.3%)		2,900	2,900
				8,781	8,781

Subtotal Affiliate Investments (18.7% of total investments at fair value)				142,607	178,413

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(in thousands)

(Unaudited)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Non-Control/Non-Affiliate Investments (7)

AGS LLC (10)	Developer, Manufacturer, and Operator of Gaming Machines
		LIBOR Plus 10.00%, Current Coupon 11.50%, Secured Debt (Maturity - August 23, 2016) (9)	9,423	9,239	9,239

Ameritech College Operations, LLC	For-Profit Nursing and Healthcare College
		18% Secured Debt (Maturity - March 9, 2017)	6,050	5,942	6,050

Ancestry.com Inc. (11)	Genealogy Software Service
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - December 27, 2018) (9)	7,000	6,720	6,767

Artel, LLC (11)	Land-Based and Commercial Satellite Provider
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - November 27, 2017) (9)	5,000	4,951	4,950

Associated Asphalt Partners, LLC (11)	Liquid Asphalt Supplier
		LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity - March 9, 2018) (9)	9,400	9,250	9,259

Audio Visual Services Group, Inc. (11)	Hotel & Venue Audio Visual Operator
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - November 9, 2018) (9)	5,000	4,901	4,919
		LIBOR Plus 9.50%, Current Coupon 10.75%, Secured Debt (Maturity - May 9, 2019) (9)	5,000	4,901	4,938
				9,802	9,857

B. J. Alan Company	Retailer and Distributor of Consumer Fireworks
		14% Current / 2.5% PIK Secured Debt (Maturity - June 22, 2017)	10,134	10,042	10,042

Blackboard, Inc. (11)	Education Software Provider
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - October 4, 2018) (9)	1,361	1,319	1,379
		LIBOR Plus 10.00%, Current Coupon 11.50%, Secured Debt (Maturity - April 4, 2019) (9)	2,000	1,852	1,927
				3,171	3,306

Brand Connections, LLC	Venue-Based Marketing and Media
		12% Secured Debt (Maturity - April 30, 2015)	7,974	7,828	7,974

Brasa Holdings Inc. (11)	Upscale Full Service Restaurants
		LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity - July 18, 2019) (9)	3,491	3,395	3,525
		LIBOR Plus 9.50%, Current Coupon 11.00%, Secured Debt (Maturity - January 19, 2020) (9)	2,000	1,927	2,030
				5,322	5,555

Calloway Laboratories, Inc. (10)	Health Care Testing Facilities
		10.00% Current / 2.00% PIK Secured Debt (Maturity - September 30, 2014)	5,479	5,361	5,479

CDC Software Corporation (11)	Enterprise Application Software
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - August 6, 2018) (9)	4,239	4,199	4,260

CHI Overhead Doors, Inc. (11)	Manufacturer of Overhead Garage Doors
		LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity - August 17, 2017) (9)	2,410	2,371	2,421
		LIBOR Plus 9.50%, Current Coupon 11.00%, Secured Debt (Maturity - February 17, 2018) (9)	2,500	2,457	2,463
				4,828	4,884

Citadel Plastics Holding, Inc. (11)	Supplier of Commodity Chemicals / Plastic Parts
		LIBOR Plus 5.25%, Current Coupon 6.75%, Secured Debt (Maturity - February 28, 2018) (9)	2,985	2,959	2,989

Compact Power Equipment Centers Inc.	Equipment / Tool Rental
		6% Current / 6% PIK Secured Debt (Maturity - October 1, 2017)	3,687	3,669	3,669
		Series A Stock (8% cumulative) (Fully diluted 4.2%) (8)		923	1,232
				4,592	4,901

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Confie Seguros Holding II Co. (11)	Insurance Brokerage
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - November 9, 2018) (9)	5,000	4,927	4,964

Connolly Holdings Inc. (11)	Audit Recovery Software
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - July 15, 2018) (9)	2,488	2,464	2,519
		LIBOR Plus 9.25%, Current Coupon 10.50%, Secured Debt (Maturity - January 15, 2019) (9)	2,000	1,962	2,050
				4,426	4,569

Creative Circle, LLC (11)	Professional Staffing Firm
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - September 28, 2017) (9)	9,938	9,840	9,840

CST Industries (11)	Storage Tank Manufacturer
		LIBOR Plus 6.25%, Current Coupon 7.75%, Secured Debt (Maturity - May 22, 2017) (9)	12,188	12,022	12,110

Diversified Machine, Inc. (11)	Automotive Component Supplier
		LIBOR Plus 7.75%, Current Coupon 9.25%, Secured Debt (Maturity - December 21, 2017) (9)	2,000	1,961	1,985

Drilling Info, Inc.	Information Services for the Oil and Gas Industry
		Common Stock (Fully diluted 2.3%)		1,335	5,769

Dycom Investments, Inc. (11) (13)	Telecomm Construction & Engineering Providers
		7.13% Bond (Maturity - January 15, 2021)	1,000	1,042	1,053

Emerald Performance Materials, Inc. (11)	Specialty Chemicals Manufacturer
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - May 18, 2018) (9)	4,490	4,451	4,512

Engility Corporation (11) (13)	Defense Software
		LIBOR Plus 4.50%, Current Coupon 5.75%, Secured Debt (Maturity - July 18, 2017) (9)	8,000	7,928	7,930

eResearch Technology, Inc. (11)	Provider of Technology- Driven Health Research
		LIBOR Plus 6.50%, Current Coupon 8.00%, Secured Debt (Maturity - June 29, 2018) (9)	3,491	3,361	3,465

EnCap Energy Fund Investments (12) (13)	Investment Partnership
		LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%) (8)		1,735	1,852
		LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.) (Fully diluted 0.3%)		442	442
		LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)		664	664
				2,841	2,958

Fairway Group Acquisition Company (11)	Retail Grocery
		LIBOR Plus 6.75%, Current Coupon 8.25%, Secured Debt (Maturity - August 17, 2018) (9)	3,990	3,933	4,030

FC Operating, LLC (10)	Christian Specialty Retail Stores
		LIBOR Plus 10.75%, Current Coupon 12.00%, Secured Debt (Maturity - November 14, 2017) (9)	6,000	5,883	5,916

FishNet Security, Inc. (11)	Information Technology Value-Added Reseller
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - November 30, 2017) (9)	8,000	7,921	7,960

Flexera Software LLC (11)	Software Licensing
		LIBOR Plus 9.75%, Current Coupon 11.00%, Secured Debt (Maturity - September 30, 2018) (9)	3,000	2,789	3,053

Fram Group Holdings, Inc. (11)	Manufacturer of Automotive Maintenance Products
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - July 29, 2017) (9)	988	984	989
		LIBOR Plus 9.00%, Current Coupon 10.50%, Secured Debt (Maturity - January 29, 2018) (9)	1,000	996	950
				1,980	1,939

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
GFA Brands, Inc. (11) (13)	Distributor of Health Food Products
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - July 2, 2018) (9)	6,790	6,663	6,909

GMACM Borrower LLC (11)	Mortgage Originator and Servicer
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - November 13, 2015) (9)	1,000	987	1,011

Grede Holdings, LLC (11)	Operator of Iron Foundries
		LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity - April 3, 2017) (9)	5,000	4,975	5,025

Hayden Acquisition, LLC	Manufacturer of Utility Structures
		8% Secured Debt (Maturity - January 1, 2013)	1,800	1,781	—

Hearthside Food Solutions, LLC (11)	Contract Food Manufacturer
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - June 5, 2018) (9)	3,990	3,953	3,980

Heckmann Corporation (11) (13)	Water Treatment and Disposal Services
		9.88% Bond (Maturity - April 15, 2018)	3,500	3,500	3,588

HOA Restaurant Group, LLC (11)	Casual Restaurant Group
		11.25% Bond (Maturity - April 1, 2017)	2,000	2,000	1,810

Hudson Products Holdings, Inc. (11)	Manufacturer of Heat Transfer Equipment
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - June 7, 2017) (9)	4,000	3,961	4,015

Hupah Finance Inc. (11)	Manufacturer of Industrial Machinery
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - January 19, 2019) (9)	2,978	2,924	3,015

Il Fornaio Corporation (11)	Casual Restaurant Group
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - June 10, 2017) (9)	1,822	1,815	1,836

Insight Pharmaceuticals, LLC (11)	Pharmaceuticals Merchant Wholesalers
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - August 25, 2016) (9)	5,000	4,976	5,025

Ipreo Holdings LLC (11)	Application Software for Capital Markets
		LIBOR Plus 6.50%, Current Coupon 8.00%, Secured Debt (Maturity - August 5, 2017) (9)	5,688	5,610	5,723

iStar Financial Inc. (11) (13)	Real Estate Investment Trust
		LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity - March 19, 2016) (9)	1,444	1,422	1,461

Ivy Hill Middle Market Credit Fund III, Ltd. (12) (13)	Investment Partnership
		LIBOR Plus 6.50%, Current Coupon 6.71%, Secured Debt (Maturity - January 15, 2022)	2,000	1,681	1,970

Jackson Hewitt Tax Service Inc. (11)	Tax Preparation Services
		LIBOR Plus 8.50%, Current Coupon 10.00%, Secured Debt (Maturity - October 15, 2017) (9)	7,500	7,211	7,281

Kadmon Pharmaceuticals, LLC (10)	Biopharmaceutical Products and Services
		LIBOR Plus 13.00% / 12.00% PIK, Current Coupon with PIK 27.00%, Secured Debt (Maturity - April 30, 2013) (9)	6,056	6,056	6,056

Keypoint Government Solutions, Inc. (11)	Pre-employment Screening Services
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - November 13, 2017) (9)	5,000	4,903	4,975

Maverick Healthcare Group LLC (10)	Home Healthcare Products and Services
		LIBOR Plus 9.00%, Current Coupon 10.75%, Secured Debt (Maturity - December 30, 2016) (9)	4,900	4,900	4,992

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Media Holdings, LLC (11) (13)	Internet Traffic Generator
		LIBOR Plus 13.00%, Current Coupon 15.00%, Secured Debt (Maturity - April 27, 2014) (9)	5,000	5,332	5,000

Medpace Intermediateco, Inc. (11)	Clinical Trial Development and Execution
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - June 19, 2017) (9)	4,612	4,557	4,427

Metal Services LLC (11)	Steel Mill Services
		LIBOR Plus 6.50%, Current Coupon 7.75%, Secured Debt (Maturity - June 30, 2017) (9)	5,000	4,902	5,038

Metals USA, Inc. (11) (13)	Operator of Metal Service Centers
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - December 14, 2019) (9)	7,500	7,426	7,463

Milk Specialties Company (11)	Processor of Nutrition Products
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - November 9, 2018) (9)	5,000	4,951	4,988

Miramax Film NY, LLC (11)	Motion Picture Producer and Distributor
		Class B Units (Fully diluted 0.2%)		500	576

Mmodal, Inc. (11)	Healthcare Equipment and Services
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - August 16, 2019) (9)	3,990	3,940	3,850

Modern VideoFilm, Inc. (10)	Post-Production Film Studio
		LIBOR Plus 9.00%, Current Coupon 10.50%, Secured Debt (Maturity - December 19, 2017) (9)	5,005	4,780	4,780
		Warrants (Fully diluted 1.5%)		150	150
				4,930	4,930

Mood Media Corporation (11) (13)	Music Programming and Broadcasting
		LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity - May 6, 2018) (9)	1,775	1,759	1,780

National Healing Corporation (11)	Wound Care Management
		LIBOR Plus 10.00%, Current Coupon 11.50%, Secured Debt (Maturity - November 30, 2018) (9)	1,500	1,422	1,545
		Common Equity (Fully diluted 0.02%)		50	50
				1,472	1,595

National Vision, Inc. (11)	Discount Optical Retailer
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - August 2, 2018) (9)	3,226	3,179	3,274

NCI Building Systems, Inc. (11)	Non-Residential Building Products Manufacturer
		LIBOR Plus 6.75%, Current Coupon 8.00%, Secured Debt (Maturity - May 2, 2018) (9)	2,450	2,335	2,455

NCP Investment Holdings, Inc.	Management of Outpatient Cardiac Cath Labs
		Class A and C Units (Fully diluted 3.3%) (8)		20	2,474

NGPL PipeCo, LLC (11)	Natural Gas Pipelines and Storage Facilities
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - September 15, 2017) (9)	8,679	8,548	8,901

North American Breweries Holdings, LLC (11)	Operator of Specialty Breweries
		LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity - December 11, 2018) (9)	4,000	3,921	4,020

Northland Cable Television, Inc. (11)	Television Broadcasting
		LIBOR Plus 6.00%, Current Coupon 7.75%, Secured Debt (Maturity - December 30, 2016) (9)	4,812	4,710	4,692

Oberthur Technologies SA (11) (13)	Smart Card, Printing, Identity, and Cash Protection Security
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - November 30, 2018) (9)	6,965	6,648	6,913

Oneida Ltd. (11)	Household Products Manufacturer
		LIBOR Plus 7.75%, Current Coupon 9.25%, Secured Debt (Maturity - September 25, 2017) (9)	1,933	1,899	1,904

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Panolam Industries International, Inc. (11)	Decorative Laminate Manufacturer
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - August 23, 2017) (9)	4,048	4,010	4,038

Peppermill Casinos, Inc. (11)	Operator of Casinos and Gaming Operations
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - November 2, 2018) (9)	2,295	2,204	2,246

Phillips Plastic Corporation (11)	Custom Molder of Plastics and Metals
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - February 12, 2017) (9)	1,728	1,714	1,723

Physician Oncology Services, L.P. (11)	Provider of Radiation Therapy and Oncology Services
		LIBOR Plus 6.25%, Current Coupon 7.75%, Secured Debt (Maturity - January 31, 2017) (9)	942	935	904

PL Propylene LLC (11) (13)	Propylene Producer
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - March 27, 2017) (9)	3,970	3,901	4,035

Preferred Proppants, LLC (11)	Producer of Sand Based Proppants
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - December 15, 2016) (9)	5,942	5,823	5,526

ProQuest LLC (11)	Academic Research Portal
		LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity - April 13, 2018) (9)	4,963	4,918	4,997

PRV Aerospace, LLC (11)	Aircraft Equipment Manufacturer
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - May 9, 2018) (9)	5,972	5,917	5,987

Radio One, Inc. (11)	Radio Broadcasting
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - March 31, 2016) (9)	2,932	2,891	2,983

Relativity Media, LLC (10)	Full-scale Film and Television Production and Distribution
		10.00% Secured Debt (Maturity - May 24, 2015)	4,904	4,825	5,087
		15.00% PIK Secured Debt (Maturity - May 24, 2015)	5,477	5,214	5,294
		Class A Units (Fully diluted 0.2%)		292	292
				10,331	10,673

Sabre Industries, Inc. (11)	Manufacturer of Telecom Structures and Equipment
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - August 24, 2018) (9)	6,500	6,407	6,565

Shale-Inland Holdings, LLC (11)	Distributor of Pipe, Valves, and Fittings
		8.75% Bond (Maturity - November 15, 2019)	3,000	3,000	3,143

Sonneborn, LLC (11)	Specialty Chemicals Manufacturer
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - March 30, 2018) (9)	2,978	2,924	3,030

Sourcehov LLC (11)	Business Process Services
		LIBOR Plus 5.38%, Current Coupon 6.63%, Secured Debt (Maturity - April 28, 2017) (9)	2,955	2,874	2,921
		LIBOR Plus 9.25%, Current Coupon 10.50%, Secured Debt (Maturity - April 30, 2018) (9)	5,000	4,537	4,581
				7,411	7,502

Surgery Center Holdings, Inc. (11)	Ambulatory Surgical Centers
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - February 6, 2017) (9)	4,881	4,863	4,857

The Tennis Channel, Inc. (10)	Television-Based Sports Broadcasting
		LIBOR Plus 6% / 4% PIK, Current Coupon with PIK 14%, Secured Debt (Maturity - June 30, 2013) (9)	11,050	12,776	12,776
		Warrants (Fully diluted 0.1%)		235	235
				13,011	13,011

Totes Isotoner Corporation (11)	Weather Accessory Retail
		LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity - July 7, 2017) (9)	4,717	4,642	4,729

TriNet HR Corporation (11) (13)	Outsourced Human Resources Solutions
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - October 24, 2018) (9)	3,000	3,000	3,011

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
UniTek Global Services, Inc. (11)	Provider of Outsourced Infrastructure Services
		LIBOR Plus 7.50%, Current Coupon 9.00%, Secured Debt (Maturity - April 15, 2018) (9)	4,379	4,268	4,308

Universal Fiber Systems, LLC (10)	Manufacturer of Synthetic Fibers
		LIBOR Plus 5.75%, Current Coupon 7.50%, Secured Debt (Maturity - June 26, 2015) (9)	5,274	5,182	5,195

US Xpress Enterprises, Inc. (11)	Truckload Carrier
		LIBOR Plus 7.50%, Current Coupon 9.00%, Secured Debt (Maturity - November 13, 2016) (9)	6,500	6,374	6,484

Vantage Specialties, Inc. (11)	Manufacturer of Specialty Chemicals
		LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity - February 10, 2018) (9)	3,970	3,900	4,000

VFH Parent LLC (11)	Electronic Trading and Market Making
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - July 8, 2016) (9)	3,394	3,344	3,404

Visant Corporation (11)	School Affinity Stores
		LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity - December 22, 2016) (9)	3,923	3,923	3,575

Vision Solutions, Inc. (11)	Provider of Information Availability Software
		LIBOR Plus 4.50%, Current Coupon 6.00%, Secured Debt (Maturity - July 23, 2016) (9)	2,506	2,325	2,340
		LIBOR Plus 8.00%, Current Coupon 9.50%, Secured Debt (Maturity - July 23, 2017) (9)	5,000	4,962	4,875
				7,287	7,215

Walter Investment Management Corp. (11) (13)	Real Estate Services
		LIBOR Plus 4.50%, Current Coupon 5.75%, Secured Debt (Maturity - November 28, 2017) (9)	2,469	2,444	2,484

Western Dental Services, Inc. (11)	Dental Care Services
		LIBOR Plus 7.00%, Current Coupon 8.25%, Secured Debt (Maturity - November 1, 2018) (9)	5,000	4,853	4,894

Wilton Brands LLC (11)	Specialty Housewares Retailer
		LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity - August 30, 2018) (9)	1,975	1,937	2,000

Wireco Worldgroup Inc. (11)	Manufacturer of Synthetic Lifting Products
		LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity - February 15, 2017) (9)	2,494	2,471	2,550

WP CPP Holdings, LLC (11)	Manufacturer of Aerospace and Defense Components
		LIBOR Plus 4.50%, Current Coupon 5.75%, Secured Debt (Maturity - December 28, 2019) (9)	4,000	3,960	4,020

Zilliant Incorporated	Price Optimization and Margin Management Solutions
		12% Secured Debt (Maturity - June 15, 2017)	8,000	6,866	6,866
		Warrants (Fully diluted 3.0%)		1,071	1,071
				7,937	7,937

Subtotal Non-Control/Non-Affiliate Investments (49.1% of total investments at fair value)				456,975	467,543

Main Street Capital Partners, LLC (Investment Manager)	Asset Management
		100% of Membership Interests		2,668	—

Total Portfolio Investments, December 31, 2012				819,733	924,431

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(in thousands)

(Unaudited)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Marketable Securities and Idle Funds Investments

	Investments in Marketable Securities and Diversified, Registered Bond Funds
Ceridian Corporation (13)
		LIBOR Plus 5.75%, Current Coupon 5.96%, Secured Debt (Maturity - May 9, 2017)	10,000	10,025	10,013

Compass Investors Inc. (13)
		LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity - December 27, 2019) (9)	7,000	7,005	6,994

First Data Corporation (13)
		LIBOR Plus 4.00%, Current Coupon 4.21%, Secured Debt (Maturity - March 23, 2018)	5,000	4,763	4,767

Toll Road Investors Partnership II, LP Bond (13)
		Zero Coupon Bond (Maturity - February 15, 2033)	7,500	1,742	1,834

Univision Communications Inc. (13)
		LIBOR Plus 4.25%, Current Coupon 4.46%, Secured Debt (Maturity - March 31, 2017)	5,000	4,934	4,927

Subtotal Marketable Securities and Idle Funds Investments (3.0% of total investments at fair value)				28,469	28,535

Total Investments, December 31, 2012				$848,202	$952,966

(1)	All investments are Lower Middle Market portfolio investments, unless otherwise noted.
(2)	Debt investments are generally income producing. Equity and warrants are non-income producing, unless otherwise noted.
(3)	See Note C for summary geographic location of portfolio companies.
(4)	Principal is net of prepayments. Cost is net of prepayments and accumulated unearned income.
(5)

Control investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”) as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.

(6)	Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as Control investments.
(7)	Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments.
(8)	Income producing through dividends or distributions.
(9)	Index based floating interest rate is subject to contractual minimum interest rate.
(10)	Private Loans portfolio investment.
(11)	Middle Market portfolio investment.
(12)	Other Portfolio investment.
(13)

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

2.             Basis of Presentation

Main Street’s financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). For the three months ended March 31, 2013 and 2012, Main Street’s consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries, which include the Funds and the Taxable Subsidiaries.  The Investment Portfolio, as used herein, refers to all of Main Street’s LMM portfolio investments, Middle Market portfolio investments, Private Loan portfolio investments, Other Portfolio investments and the investment in the Investment Manager but excludes all “Marketable securities and idle funds investments” (see Note C — Fair Value Hierarchy for Investments and Debentures - Portfolio Investment Composition for additional discussion of Main Street’s Investment Portfolio composition and definitions for the terms LMM, Middle Market, Private Loan and Other Portfolio).   The Investment Manager is accounted for as a portfolio investment (see Note D) and is not consolidated with MSCC and its consolidated subsidiaries. “Marketable securities and idle funds investments” are classified as financial instruments and are reported separately on Main Street’s Consolidated Balance Sheets and Consolidated Schedule of Investments due to the nature of such investments (see Note B.12.).  Main Street’s results of operations and cash flows for the three months ended March 31, 2013 and 2012 and financial position as of March 31, 2013 and December 31, 2012, are presented on a consolidated basis.  The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current presentation, including the reclassification of certain investments previously included as part of the LMM portfolio or Middle Market portfolio that are now classified as part of the Private Loan portfolio and the reclassification of Investment Portfolio and Marketable securities and idle funds investment related activity from cash flows from investing activities to cash flows from operating activities.

The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2012. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the Audit and Accounting Guide for Investment Companies issued by the American Institute of Certified Public Accountants (the “AICPA Guide”), Main Street is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company. An exception to this general principle in the AICPA Guide occurs if Main Street holds a controlling interest in an operating company that provides services directly to Main Street or to an investment company of Main Street. None of the investments made by Main Street qualify for this exception. Therefore, Main Street’s Investment Portfolio is carried on the balance sheet at fair value, as discussed further in Note B, with any adjustments to fair value recognized as “Net Change in Unrealized Appreciation (Depreciation)” on the Statement of Operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a “Net Realized Gain (Loss) from Investments.”

Portfolio Investment Classification

Main Street classifies its Investment Portfolio in accordance with the requirements of the 1940 Act. Under the 1940 Act, (a) “Control Investments” are defined as investments in which Main Street owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation, (b) “Affiliate Investments” are defined as investments in which Main Street owns between 5% and 25% of the voting securities and does not have rights to maintain greater than 50% of the board representation, and (c) “Non-Control/Non-Affiliate Investments” are defined as investments that are neither Control Investments nor Affiliate Investments. The line item on Main Street’s Consolidated Balance Sheets entitled “Investment in affiliated Investment Manager” represents Main Street’s investment in the Investment Manager that is accounted for as a portfolio investment.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.             Valuation of the Investment Portfolio

Main Street accounts for its Investment Portfolio at fair value. As a result, Main Street follows the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification” or “ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires Main Street to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable, and willing and able to transact.

Main Street’s portfolio strategy calls for it to invest primarily in illiquid debt and equity securities issued by private, LMM companies and debt securities issued by Middle Market companies that are generally larger in size than the LMM companies.  Main Street categorizes some of its investments in LMM companies and Middle Market companies as Private Loan portfolio investments, which are typically debt securities issued by companies that are consistent in size with either the LMM companies or Middle Market companies, but are investments which have been originated through strategic relationships with other investment funds on a collaborative basis. Main Street’s portfolio also includes Other Portfolio investments which primarily consist of investments which are not consistent with the typical profiles for our LMM portfolio investments, Middle Market portfolio investments or Private Loan portfolio investments, including investments which may be managed by third parties. All of these portfolio investments may be subject to restrictions on resale.

LMM investments and Other Portfolio investments generally have no established trading market while Middle Market securities generally have established markets that are not active. Private Loan investments may include investments which have no established trading market or have established markets that are not active. Main Street determines in good faith the fair value of its Investment Portfolio pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by its Board of

Directors and in accordance with the 1940 Act. Main Street’s valuation policy and process are intended to provide a consistent basis for determining the fair value of the portfolio.

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

For valuation purposes, “control” LMM portfolio investments are composed of debt and equity securities in companies for which Main Street has a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors. Market quotations are generally not readily available for Main Street’s control LMM portfolio investments. As a result, for control LMM portfolio investments, Main Street determines the fair value using a combination of market and income approaches. Under the market approach, Main Street will typically use the enterprise value methodology to determine the fair value of these investments. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”), cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, Main Street analyzes various factors including the portfolio company’s historical and projected financial results. Main Street allocates the enterprise value to investments in order of the legal priority of the various components of the portfolio company’s capital structure. Main Street will also use the income approach to determine the fair value of these securities, based on projections of the discounted future free cash flows that the portfolio company or the debt security will likely generate and which includes using a yield-to-maturity approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. The valuation approaches for Main Street’s control LMM portfolio investments estimate the value of the investment if Main Street were to sell, or exit, the investment. In addition, these valuation approaches consider the value associated with Main Street’s ability to control the capital structure of the portfolio company, as well as the timing of a potential exit.

For valuation purposes, “non-control” LMM portfolio investments are composed of debt and equity securities in companies for which Main Street does not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors. Market quotations are generally not readily available for non-control LMM portfolio investments. For non-control LMM portfolio investments, Main Street uses a combination of the market and income approaches to value its equity investments and the income approach to value its debt investments similar to the approaches used for our control LMM portfolio investments and which includes using a yield-to-maturity approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Main Street’s estimate of the expected repayment date of a LMM debt security is generally the legal maturity date of the instrument, as Main Street generally intends to hold its loans to maturity. The yield-to-maturity analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. Main Street will use the value determined by the yield-to-maturity analysis as the fair value for that security; however, because of Main Street’s general intent to hold its loans to maturity, the fair value will not exceed the face amount of the LMM debt security. A change in the assumptions that Main Street uses to estimate the fair value of its LMM debt securities using the yield-to-maturity analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or if a LMM debt security is in workout status, Main Street may consider other factors in determining the fair value of the LMM debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis.

Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on its investments in each LMM portfolio company once a quarter. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent advisor. The nationally recognized independent advisor is generally consulted relative to Main Street’s investments in each LMM portfolio company at least once in every calendar year, and for Main Street’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent advisor on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with its independent advisor in arriving at Main Street’s determination of fair value on its investments in a total of 15 LMM portfolio companies for the three months ended March 31, 2013, representing approximately 23% of the total LMM portfolio and investment in the affiliated Investment Manager at fair value as of  March 31, 2013 and on a total of 12 LMM portfolio companies for the three months ended March 31, 2012, representing approximately 21% of the total LMM portfolio and investment in the affiliated Investment Manager at fair value as of March 31, 2012.

For valuation purposes, all of Main Street’s Middle Market portfolio investments are non-control investments for which Main Street does not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors. Main Street primarily uses observable inputs to determine the fair value of these investments through obtaining third party quotes or other independent pricing, to the extent such sufficient observable inputs are available to determine fair value. For Middle Market portfolio investments for which sufficient observable inputs are not available to determine fair value, Main Street generally uses a combination of observable inputs through obtaining third party quotes or other independent pricing and an approach similar to the income approach using a yield-to-maturity model used to value its LMM portfolio debt investments.

For valuation purposes, all of Main Street’s Private Loan portfolio investments are non-control investments for which Main Street does not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors. As sufficient observable inputs to determine the fair value of these Private Loan portfolio investments through obtaining third party pricing or other independent pricing are not generally available, Main Street generally uses a combination of observable inputs through obtaining third party quotes or other independent pricing and an approach similar to the income approach using a yield-to-maturity model used to value its LMM portfolio debt investments.

For valuation purposes, all of Main Street’s Other Portfolio investments are non-control investments for which Main Street generally does not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors.  Main Street’s Other Portfolio investments comprised 2.9% and 2.6%, respectively, of Main Street’s Investment Portfolio at fair value as of March 31, 2013 and December 31, 2012.  Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street determines the fair value based on the fair value of the portfolio company as determined by independent third parties and based on Main Street’s proportional ownership in the portfolio company, as well as the financial position and assessed risk of each of these portfolio investments. For Other Portfolio debt investments with observable inputs, Main Street determines the fair value of these investments through obtaining third party quotes or other independent pricing, to the extent sufficient observable inputs are available to determine fair value. To the extent such observable inputs are not available, Main Street values these Other Portfolio debt investments through an approach similar to the income approach using a yield-to-maturity model used to value its LMM portfolio debt investments.

Due to the inherent uncertainty in the valuation process, Main Street’s determination of fair value for its Investment Portfolio may differ materially from the values that would have been used had a ready market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. Main Street determines the fair value of each individual investment and records changes in fair value as unrealized appreciation or depreciation.

Main Street uses a standard internal portfolio investment rating system in connection with its investment oversight, portfolio management and analysis and investment valuation procedures for its LMM portfolio companies. This system takes into account both quantitative and qualitative factors of the LMM portfolio company and the investments held therein.

The Board of Directors of Main Street has the final responsibility for reviewing and approving, in good faith, Main Street’s determination of the fair value for its Investment Portfolio consistent with the 1940 Act requirements.  Main Street believes its Investment Portfolio as of March 31, 2013 and December 31, 2012 approximates fair value as of those dates based on the markets in which Main Street operates and other conditions in existence on those reporting dates.

2.             Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results may differ from these estimates under different conditions or assumptions. Additionally, as explained above, the financial statements include investments in the Investment Portfolio whose values have been estimated by Main Street with the oversight, review and approval by Main Street’s Board of Directors in the absence of readily ascertainable market values. Because of the inherent uncertainty of the portfolio investment valuations, those estimated values may differ significantly from the values that would have been used had a readily available market for the investments existed, and it is reasonably possible that the differences could be material.

3.             Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value.

At March 31, 2013, cash balances totaling $22.3 million exceeded FDIC insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

4.             Marketable Securities and Idle Funds Investments

Marketable securities and idle funds investments include investments in intermediate-term secured debt and independently rated debt investments. See the “Consolidated Schedule of Investments” for more information on Marketable securities and idle funds investments.

5.             Interest and Dividend Income

Main Street records interest and dividend income on the accrual basis to the extent amounts are expected to be collected. Dividend income is recorded as dividends are declared or at the point an obligation exists for the portfolio company to make a distribution. In accordance with Main Street’s valuation policy, Main Street evaluates accrued interest and dividend income periodically for collectability. When a loan or debt security becomes 90 days or more past due, and if Main Street otherwise does not expect the debtor to be able to service all of its debt or other obligations, Main Street will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a loan or debt security is fully impaired, sold or written off, we remove it from non-accrual status.

Main Street holds debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind (“PIK”) interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed. To maintain RIC tax treatment (as discussed below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash.  For the three months ended March 31 2013 and 2012, (i) approximately 5.2%, and 3.4%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 0.7%, and 0.3%, respectively, of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash.

As of March 31, 2013, Main Street had one investment with positive fair value on non-accrual status, which comprised approximately 0.2% of the total Investment Portfolio at fair value and, together with another fully impaired investment, comprised approximately 0.7% of the total Investment Portfolio at cost, in each case excluding the investment in the affiliated Investment Manager.  As of December 31, 2012, Main Street had no investments with positive fair value on non-accrual status and one fully impaired investment which comprised approximately 0.2% of the total Investment Portfolio at cost, excluding the investment in the affiliated Investment Manager.

6.             Deferred Financing Costs

Deferred financing costs include SBIC debenture commitment fees and SBIC debenture leverage fees on the SBIC debentures which are not accounted for under the fair value option under ASC 825 (as discussed further in Note B. 12.). These deferred financing costs have been capitalized and are being amortized into interest expense over the term of the debenture agreement (10 years).

Deferred financing costs also include commitment fees and other costs related to our multi-year investment credit facility (the “Credit Facility”, as discussed further in Note F). These costs have been capitalized and are amortized into interest expense over their respective terms.

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

8.             Unearned Income — Debt Origination Fees and Original Issue Discount and Discounts / Premiums to Par Value

Main Street capitalizes debt origination fees received in connection with financings and reflects such fees as unearned income netted against the applicable debt investments. The unearned income from the fees is accreted into interest income based on the effective interest method over the life of the financing.

In connection with its portfolio debt investments, Main Street sometimes receives nominal cost warrants (“nominal cost equity”) that are valued as part of the negotiation process with the particular portfolio company. When Main Street receives nominal cost equity, Main Street allocates its cost basis in its investment between its debt security and its nominal cost equity at the time of origination based on the amounts negotiated with the particular portfolio company. Any discount recorded on a debt investment resulting from this allocation is reflected as unearned income, which is netted against the applicable debt investment, and accreted into interest income based on the effective interest method over the life of the debt investment. The actual collection of this interest is deferred until the time of debt principal repayment.

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

To maintain RIC tax treatment (as discussed below in Note B.10.), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the three months ended March 31, 2013 and 2012, approximately 2.8% and 3.5%, respectively, of Main Street’s total investment income was attributable to interest income for the accretion of discounts, net of any premium reduction, associated with debt investments.

9.             Share-Based Compensation

Main Street accounts for its share-based compensation plans using the fair value method, as prescribed by ASC 718, Compensation — Stock Compensation. Accordingly, for restricted stock awards, Main Street measures the grant date fair value based upon the market price of its common stock on the date of the grant and amortizes the fair value of the awards as share-based compensation expense over the requisite service period or vesting term.

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

12.          Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Main Street believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate the fair values of such items due to the short term nature of these instruments. Marketable securities and idle funds investments may include investments in certificates of deposit, U.S. government agency securities, independently rated debt investments, and diversified bond funds, and the fair value determination for these investments under the provisions of ASC 820 generally consists of Level 2 observable inputs, similar in nature to those discussed further in Note C.

As part of the Exchange Offer, Main Street elected the fair value option under ASC 825, Financial Instruments (“ASC 825”) relating to accounting for debt obligations at their fair value, for the MSC II SBIC debentures acquired (the “Acquired Debentures”) as part of the acquisition accounting related to the Exchange Offer and valued those obligations as discussed further in Note C. In order to provide for a more consistent basis of presentation, Main Street has continued to elect the fair value option for SBIC debentures issued by MSC II subsequent to the Exchange Offer. When the fair value option is elected for a given SBIC debenture, the deferred loan costs associated with the debenture are fully expensed in the current period to “Net Change in Unrealized Appreciation (Depreciation) — SBIC debentures” as part of the fair value adjustment. Interest incurred in connection with SBIC debentures which are valued at fair value is included in interest expense.

13.          Earnings per Share

Basic and diluted per share calculations are computed utilizing the weighted average number of shares of common stock outstanding for the period.  Main Street adopted the amended guidance in ASC 260, Earnings Per Share, and based on the guidance, the unvested shares of restricted stock are participating securities and are included in the basic earnings per share calculation. As a result, for all periods presented, there is no difference between diluted earnings per share and basic earnings per share amounts.

As a result of the Exchange Offer which left a minority portion of MSC II’s equity interests owned by certain non-Main Street entities for the periods prior to March 31, 2012, the net earnings of MSC II attributable to the remaining noncontrolling interest in MSC II are excluded from all per share amounts presented, and the per share amounts only reflect the net earnings attributable to Main Street’s ownership interest in MSC II for the periods prior to March 31, 2012.  During the first quarter of 2012, MSCC completed the Final MSC II Exchange to acquire all of the minority portion of MSC II’s equity interests not already owned by MSCC.  The impact of the noncontrolling interests in MSC II for the three months ended March 31, 2012 is insignificant and has no impact on the reported per share results for the three months ended 2012. As a result of the Final MSC II Exchange, subsequent to March 31, 2012, the non-controlling interest in MSC II no longer exists.

14.          Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by Main Street as of the specified effective date. Main Street believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial statements upon adoption.

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

As of March 31, 2013 and December 31, 2012, Main Street’s LMM portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s LMM portfolio investments were categorized as Level 3 as of March 31, 2013 and December 31, 2012.

As of March 31, 2013 and December 31, 2012, Main Street’s Middle Market portfolio investments and Marketable securities and idle funds investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value of these investments, observable inputs in the non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, a majority of Main Street’s Middle Market portfolio investments and all of Main Street’s Marketable securities and idle funds investments were categorized as Level 2 as of March 31, 2013 and December 31, 2012. For those Middle Market portfolio investments for which sufficient observable inputs were not available to determine fair value of the investments, Main Street categorized such investments as Level 3 as of March 31, 2013 and December 31, 2012.

As of March 31, 2013 and December 31, 2012, Main Street’s Private Loan portfolio investments primarily consisted of investments in interest-bearing debt securities in companies that are consistent with the size of companies in our LMM portfolio or our Middle Market portfolio, but are investments which have been originated through strategic relationships with other investment funds on a collaborative basis. Our Private Loan portfolio debt investments are generally secured by either a first or second priority lien. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Private Loan portfolio investments were categorized investments as Level 3 as of March 31, 2013 and December 31, 2012.

As of March 31, 2013 and December 31, 2012, Main Street’s Other Portfolio debt investments consisted of investments in secured debt investments. The fair value determination for Other Portfolio debt investments consisted of observable inputs in non-active markets and, as such, were categorized as Level 2 as of March 31, 2013 and December 31, 2012.

As of March 31, 2013 and December 31, 2012, Main Street’s Other Portfolio equity investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s Other Portfolio equity investments were categorized as Level 3 as of March 31, 2013 and December 31, 2012.

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

•      Contractual rights, obligations or restrictions associated with the investment; and

•      Other factors deemed relevant.

The significant unobservable inputs used in the fair value measurement of Main Street’s LMM equity securities are (i) EBITDA multiples and (ii) the weighted average cost of capital (“WACC”).  Significant increases (decreases) in EBITDA multiple inputs in isolation would result in a significantly higher (lower) fair value measurement.  On the contrary, significant increases (decreases) in WACC inputs in isolation would result in a significantly lower (higher) fair value measurement.  The significant unobservable inputs used in the fair value measurement of Main Street’s LMM, Middle Market, Private Loan and Other Portfolio debt securities are (i) risk adjusted discount factors used in the yield-to-maturity valuation technique (described in Note B.1. - Valuation of the Investment Portfolio) and (ii) adjustment factors to estimate the percentage of expected principal recovery.  Significant increases (decreases) in any of these yield valuation inputs in isolation would result in a significantly lower (higher) fair value measurement.  However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral and fair values as determined by independent third parties, which are not presented in the table below.

The following table is not intended to be all-inclusive, but, rather, provides a summary of the significant unobservable inputs used to fair value Main Street’s Level 3 portfolio investments as of March 31, 2013:

Type of Investment	Fair Value as of March 31, 2013 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range (3)		Weighted Average (3)

Equity investments	$234,546	Discounted cash flow	Weighted average cost of capital	11.0% - 19.0%		14.6%
		Market comparable / Enterprise Value	EBITDA multiple (1)	4.5x - 7.0x	(2)	5.8x

Debt investments	$564,335	Discounted cash flow	Risk adjusted discount factor	9.2% - 16.0%	(2)	13.2%
			Adjustment factors	0.0% - 100.0%		99.2%
Total Level 3 investments	$798,881

(1) EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

(2) Range excludes outliers that are greater than one standard deviation from the mean.

(3) Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

The following table is not intended to be all-inclusive, but, rather, provides a summary of the significant unobservable inputs used to fair value Main Street’s Level 3 portfolio investments as of December 31, 2012:

Type of Investment	Fair Value as of December 31, 2012 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range (3)		Weighted Average (3)

Equity investments	$220,359	Discounted cash flow	Weighted average cost of capital	11.0% - 19.0%		14.9%
		Market comparable / Enterprise Value	EBITDA multiple (1)	4.0x - 7.0x	(2)	5.7x

Debt investments	$477,272	Discounted cash flow	Risk adjusted discount factor	9.2% - 16.0%	(2)	13.3%
			Adjustment factors	0.0% - 100.0%		99.5%
Total Level 3 investments	$697,631

(1) EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

(2) Range excludes outliers that are greater than one standard deviation from the mean.

(3) Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

The following table provides a summary of changes in fair value of Main Street’s Level 3 portfolio investments for the three months ended March 31, 2013 (amounts in thousands):

					Net	Net
		Transfers Into	Redemptions/		Changes from	Unrealized
Type of	Fair Value as of	Level 3	Repayments/	New	Unrealized	Appreciation		Fair Value as of
Investment	December 31, 2012	Hierarchy	Exits	Investments	to Realized	(Depreciation)	Other	March 31, 2013
Debt	$477,272	4,992	$(25,841)	$105,291	$(522)	$1,948	$1,195	$564,335
Equity	191,764	—	152	7,009	—	5,913	780	205,618
Equity warrants	28,595	—	(160)	53	—	1,220	(780)	28,928
	$697,631	4,992	$(25,849)	$112,353	$(522)	$9,081	$1,195	$798,881

As of March 31, 2013 and December 31, 2012, the fair value determination for the SBIC debentures recorded at fair value primarily consisted of unobservable inputs.  As a result, the SBIC debentures which are recorded at fair value were categorized as Level 3.  Main Street determines the fair value of these instruments primarily using a yield-to-maturity approach that analyzes the discounted cash flows of interest and principal for each SBIC debenture recorded at fair value based on estimated market interest rates for debt instruments of similar structure, terms, and maturity.  Main Street’s estimate of the expected repayment date of principal for each SBIC debenture recorded at fair value is the legal maturity date of the instrument, as Main Street generally does not intend to repay these SBIC debentures prior to maturity.

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

The following table is not intended to be all-inclusive but, rather, provides a summary of the significant unobservable inputs used to fair value Main Street’s Level 3 SBIC debentures as of March 31, 2013 (amounts in thousands):

Type of Instrument	Fair Value as of March 31, 2013 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average

SBIC Debentures	$87,679	Discounted cash flow	Estimated market interest rates	7.0% - 8.9%	7.8%

The following table is not intended to be all-inclusive but, rather, provides a summary of the significant unobservable inputs used to fair value Main Street’s Level 3 SBIC debentures as of December 31, 2012 (amounts in thousands):

Type of Instrument	Fair Value as of December 31, 2012 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average

SBIC Debentures	$86,467	Discounted cash flow	Estimated market interest rates	7.1% - 9.0%	8.0%

The following table provides a summary of changes for the Level 3 SBIC debentures recorded at fair value for the three months ended March 31, 2013 (amounts in thousands):

				Net
				Unrealized
Type of	Fair Value as of		New SBIC	(Appreciation)	Fair Value as of
Instrument	December 31, 2012	Repayments	Debentures	Depreciation	March 31, 2013
SBIC Debentures at fair value	$86,467	$—	$—	$1,212	$87,679

At March 31, 2013 and December 31, 2012, Main Street’s investments and SBIC debentures at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At March 31, 2013	Fair Value	(Level 1)	(Level 2)	(Level 3)

LMM portfolio investments	$520,313	$—	$—	$520,313
Middle Market portfolio investments	361,932	—	184,636	177,296
Private Loan portfolio investments	74,503	—	—	74,503
Other Portfolio investments	28,743	—	1,974	26,769
Investment in affiliated Investment Manager	—	—	—	—

Total portfolio investments	985,491	—	186,610	798,881

Marketable securities and idle funds investments	—	—	—	—

Total investments	$985,491	$—	$186,610	$798,881

SBIC Debentures at fair value	$87,679	$—	$—	$87,679

		Fair Value Measurements
		(in thousands)
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At December 31, 2012	Fair Value	(Level 1)	(Level 2)	(Level 3)

LMM portfolio investments	$482,864	$—	$—	$482,864
Middle Market portfolio investments	351,972	—	219,838	132,134
Private Loan portfolio investments	65,493		4,992	60,501
Other Portfolio investments	24,102		1,970	22,132
Investment in affiliated Investment Manager	—	—	—	—

Total portfolio investments	924,431	—	226,800	697,631

Marketable securities and idle funds investments	28,535	—	28,535	—

Total investments	$952,966	$—	$255,335	$697,631

SBIC Debentures at fair value	$86,467	$—	$—	$86,467

Portfolio Investment Composition

Main Street’s lower middle market (“LMM”) portfolio investments primarily consist of secured debt, equity warrants and direct equity investments in privately held, LMM companies based in the United States.  Main Street’s LMM portfolio companies generally have annual revenues between $10 million and $150 million, and its LMM investments generally range in size from $5 million to $25 million.  The LMM debt investments are typically secured by either a first or second lien on the assets of the portfolio company, primarily bear interest at fixed rates, and generally have a term of between five and seven years from the original investment date. In most LMM portfolio companies, Main Street usually receives nominally priced equity warrants and/or makes direct equity investments in connection with a debt investment.

Main Street’s middle market (“Middle Market”) portfolio investments primarily consist of direct or secondary investments in interest-bearing debt securities in privately held companies based in the United States that are generally larger in size than the LMM companies included in Main Street’s LMM portfolio.  Main Street’s Middle Market portfolio companies generally have annual revenues between $150 million and $1.5 billion and its Middle Market investments generally range in size from $3 million to $15 million.  Main Street’s Middle Market portfolio debt investments are generally secured by either a first or second priority lien on the assets of the company and typically have a term of between three and five years.

Main Street’s Private Loan (“Private Loan”) portfolio investments primarily consist of investments in interest-bearing debt securities in companies that are consistent with the size of companies in our LMM portfolio or our Middle Market portfolio, but are investments which have been originated through strategic relationships with other investment funds on a collaborative basis. Our Private Loan portfolio debt investments are generally secured by either a first or second priority lien and typically have a term of between three and seven years.

Main Street’s other portfolio (“Other Portfolio”) investments primarily consist of investments which are not consistent with the typical profiles for LMM, Middle Market and Private Loan portfolio investments, including investments which may be managed by third parties.  In the Other Portfolio, Main Street may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds.

Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could be highly concentrated among several portfolio companies. For the three month periods ended March 31, 2013 and 2012, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

As of March 31, 2013, Main Street had debt and equity investments in 57 LMM portfolio companies with an aggregate fair value of approximately $520.3 million, with a total cost basis of approximately $412.2 million, and a weighted average annual effective yield on its LMM debt investments of approximately 14.2%. As of March 31, 2013, approximately 76% of Main Street’s total LMM portfolio investments at cost were in the form of debt investments and approximately 93% of such debt investments at cost were secured by first priority liens on the assets of Main Street’s LMM portfolio companies. At March 31, 2013, Main Street had equity ownership in approximately 93% of its LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 33%. As of December 31, 2012, Main Street had debt and equity investments in 56 LMM portfolio companies with an aggregate fair value of approximately $482.9 million, with a total cost basis of approximately $380.5 million, and a weighted average annual effective yield on its LMM debt investments of approximately 14.3%. As of December 31, 2012, approximately 75% of Main Street’s total LMM portfolio investments at cost were in the form of debt investments and approximately 93% of such debt investments at cost were secured by first priority liens on the assets of Main Street’s LMM portfolio companies. At December 31, 2012, Main Street had equity ownership in approximately 93% of its LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 33%. The weighted average annual yields were computed using the effective interest rates for all debt investments at March 31, 2013 and December 31, 2012, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status.

As of March 31, 2013, Main Street had Middle Market portfolio investments in 80 companies, collectively totaling approximately $361.9  million in fair value with a total cost basis of approximately $354.4 million. The weighted average revenue for the 80 Middle Market portfolio company investments was approximately $557.0 million as of March 31, 2013. As of March 31, 2013, substantially all of Main Street’s Middle Market portfolio investments were in the form of debt investments and approximately 91% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on Main Street’s Middle Market portfolio debt investments was approximately 8.2% as of March 31, 2013. As of December 31, 2012, Main Street had Middle Market portfolio investments in 79 companies, collectively totaling approximately $352.0 million in fair value with a total cost basis of approximately $348.1 million. The weighted average revenue for the 79 Middle Market portfolio company investments was approximately $533.6 million as of December 31, 2012. As of December 31, 2012, substantially all of its Middle Market portfolio investments were in the form of debt investments and approximately 91% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on Main Street’s Middle Market portfolio debt investments was approximately 8.0% as of December 31, 2012. The weighted average annual yields were computed using the effective interest rates for all debt investments at March 31, 2013 and December 31, 2012, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments.

As of March 31, 2013, Main Street had Private Loan portfolio investments in 10 companies, collectively totaling approximately $74.5 million in fair value with a total cost basis of approximately $73.8 million. The weighted average revenue for the 10 Middle Market portfolio company investments was approximately $193.8 million as of March 31, 2013. As of March 31, 2013, 99% of Main Street’s Private Loan portfolio investments were in the form of debt investments and all such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on Main Street’s Private Loan portfolio debt investments was approximately 14.0% as of March 31, 2013. As of December 31, 2012, Main Street had Private Loan portfolio investments in 9 companies, collectively totaling approximately $65.5 million in fair value with a total cost basis of approximately $64.9 million.  The weighted average revenue for the 9 Middle Market portfolio company investments was approximately $230.5 million as of December 31, 2012. As of December 31, 2012, 99% of its Private Loan portfolio investments were in the form of debt investments and all such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on Main Street’s Private Loan portfolio debt investments was approximately14.8% as of December 31, 2012. The weighted average annual yields were computed using the effective interest rates for all debt investments at March 31, 2013 and December 31, 2012, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments.

As of March 31, 2013, Main Street had Other Portfolio investments in 4 companies, collectively totaling approximately $28.7 million in fair value and approximately $27.9 million in cost basis and which comprised 2.9% of Main Street’s Investment Portfolio at fair value as of March 31, 2013. As of December 31, 2012, Main Street had Other Portfolio investments in 3 companies, collectively totaling approximately $24.1 million in fair value and approximately $23.6 million in cost basis and which comprised 2.6% of Main Street’s Investment Portfolio at fair value as of December 31, 2012.

During the three months ended March 31, 2013, there were nine portfolio company investment transfers from the LMM and Middle Market portfolio investment categories to the Private Loan portfolio investment category totaling $65.5 million at fair value and $64.9 million at cost as of December 31, 2012.

The following tables summarize the composition of Main Street’s total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of March 31, 2013 and December 31, 2012 (this information excludes the Other Portfolio investments and the Investment Manager).

Cost:	March 31, 2013	December 31, 2012
First lien debt	81.6%	81.1%
Equity	10.1%	10.4%
Second lien debt	6.1%	6.0%
Equity warrants	1.8%	1.9%
Other	0.4%	0.6%
	100.0%	100.0%

Fair Value:	March 31, 2013	December 31, 2012
First lien debt	72.5%	72.1%
Equity	18.5%	18.7%
Second lien debt	5.4%	5.4%
Equity warrants	3.2%	3.3%
Other	0.4%	0.5%
	100.0%	100.0%

The following tables summarize the composition of Main Street’s total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of March 31, 2013 and December 31, 2012 (this information excludes the Other Portfolio investments and the Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	March 31, 2013	December 31, 2012
Southwest	25.5%	27.7%
West	23.7%	25.7%
Northeast	17.0%	17.2%
Southeast	15.0%	10.1%
Midwest	14.9%	17.6%
Non-United States	3.9%	1.7%
	100.0%	100.0%

Fair Value:	March 31, 2013	December 31, 2012
Southwest	29.0%	31.3%
West	23.4%	25.3%
Northeast	15.8%	15.8%
Midwest	14.8%	17.0%
Southeast	13.5%	9.1%
Non-United States	3.5%	1.5%
	100.0%	100.0%

Main Street’s LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of Main Street’s total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by industry at cost and fair value as of March 31, 2013 and December 31, 2012 (this information excludes the Other Portfolio investments and the Investment Manager).

Cost:	March 31, 2013	December 31, 2012
Energy Equipment & Services	13.5%	8.4%
Media	8.2%	7.2%
Software	6.1%	8.3%
Commercial Services & Supplies	6.1%	6.4%
Specialty Retail	6.1%	6.1%
Health Care Providers & Services	5.8%	5.3%
Machinery	5.3%	6.7%
Construction & Engineering	4.3%	4.7%
Hotels, Restaurants & Leisure	3.6%	3.5%
IT Services	3.2%	2.8%
Professional Services	3.1%	2.2%
Diversified Consumer Services	2.7%	3.2%
Electronic Equipment, Instruments & Components	2.5%	2.6%
Metals & Mining	2.2%	2.2%
Building Products	1.9%	2.0%
Insurance	1.9%	2.0%
Food Products	1.9%	2.0%
Communications Equipment	1.6%	1.2%
Aerospace & Defense	1.6%	1.9%
Containers & Packaging	1.4%	1.5%
Consumer Finance	1.4%	1.2%
Health Care Equipment & Supplies	1.4%	1.5%
Oil, Gas & Consumable Fuels	1.0%	1.6%
Trading Companies & Distributors	1.0%	1.0%
Paper & Forest Products	1.0%	1.0%
Chemicals	0.9%	2.0%
Road & Rail	0.9%	1.0%
Construction Materials	0.5%	1.7%
Other (1)	8.9%	8.8%
	100.0%	100.0%

(1)   Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

Fair Value:	March 31, 2013	December 31, 2012
Energy Equipment & Services	14.8%	10.2%
Media	7.7%	6.7%
Machinery	6.9%	8.3%
Software	5.9%	7.9%
Commercial Services & Supplies	5.8%	6.1%
Health Care Providers & Services	5.7%	5.3%
Specialty Retail	5.0%	4.9%
Construction & Engineering	4.6%	5.1%
Diversified Consumer Services	3.5%	4.0%
Hotels, Restaurants & Leisure	3.5%	3.5%
IT Services	2.9%	2.5%
Professional Services	2.8%	2.0%
Electronic Equipment, Instruments & Components	2.3%	2.4%
Metals & Mining	2.0%	1.9%
Trading Companies & Distributors	1.8%	1.7%
Food Products	1.7%	1.8%
Insurance	1.7%	1.8%
Communications Equipment	1.5%	1.1%
Aerospace & Defense	1.5%	1.7%
Building Products	1.4%	1.5%
Road & Rail	1.4%	1.5%
Containers & Packaging	1.3%	1.3%
Consumer Finance	1.3%	1.1%
Paper & Forest Products	1.2%	1.2%
Health Care Equipment & Supplies	1.2%	1.3%
Oil, Gas & Consumable Fuels	0.9%	1.4%
Chemicals	0.8%	1.8%
Transportation Infrastructure	0.8%	1.0%
Construction Materials	0.2%	1.4%
Other (1)	7.9%	7.6%
	100.0%	100.0%

(1) Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

At March 31, 2013 and December 31, 2012, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

NOTE D — WHOLLY OWNED INVESTMENT MANAGER

As part of the Formation Transactions, the Investment Manager became a wholly owned subsidiary of MSCC. However, the Investment Manager is accounted for as a portfolio investment since the Investment Manager is not an investment company and since it has historically conducted a significant portion of its investment management activities for parties outside of MSCC and its consolidated subsidiaries. The Investment Manager receives recurring investment management fees from MSC II pursuant to a separate investment advisory agreement. Under the investment advisory agreement, MSC II is obligated to pay a 2% annualized management fee based upon the MSC II assets under management. Subsequent to the Exchange Offer, the investment in the Investment Manager was reduced to reflect the remaining pro rata portion of the MSC II equity and the related portion of the MSC II management fees that were not acquired in the Exchange Offer.  Upon completion of the Final MSC II Exchange in the first quarter of 2012, the investment in the Investment Manager was further reduced to reflect MSCC’s ownership of all of the MSC II equity and the related MSC II management fees.  The Investment Manager also receives certain management, consulting and advisory fees for providing these services to third parties (the “External Services”). During May 2012, MSCC and the Investment Manager executed an investment sub-advisory agreement with HMS Adviser, LP (“HMS Adviser”), which is the investment advisor to HMS Income Fund, Inc. (“HMS Income”), a non publicly-traded BDC whose registration statement on Form N-2 was declared effective by the SEC in June 2012, to provide certain investment advisory services to HMS Adviser. MSCC is initially providing such investment advisory services to HMS Adviser, but it is ultimately intended that the Investment Manager provide such services because the fees MSCC receives from such arrangement could otherwise have negative consequences on its ability to meet the source-of-income requirement necessary for it to maintain its RIC tax treatment (MSCC or the Investment Adviser, whichever is providing such investment advisory services, the “Sub-Adviser”). Certain relief must be obtained from the SEC before the Investment Manager is permitted to provide these services to HMS Adviser, which relief is being sought, but there can be no assurance that it will be obtained. Under the investment sub-advisory agreement, the Sub-Adviser is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. However, the Sub-Adviser has agreed to waive all such fees from the effective date of HMS Adviser’s registration statement on Form N-2 through September 30, 2013 to the extent that distributions declared and payable by HMS Income would represent a return of capital for purposes of U.S. federal income tax. As a result, as of March 31, 2013, the Sub-Adviser has not received any base management fee or incentive fees under the investment sub-advisory agreement and the Sub-Adviser is not due any unpaid compensation for any base management fee or incentive fees under the investment sub-advisory agreement.

The portfolio investment in the Investment Manager is accounted for using fair value accounting, with the fair value determined by Main Street and approved, in good faith, by Main Street’s Board of Directors, based on the total estimated present value of the net cash flows received for the External Services, over the estimated dollar averaged life of the related investment management, advisory or consulting contract, and is also based on comparable public market transactions. The net cash flows utilized in the valuation of the Investment Manager exclude any revenues and expenses from MSCC and its subsidiaries, but include the revenues attributable to External Services, and are reduced by an estimated allocation of costs related to providing such External Services. Any change in fair value of the investment in the Investment Manager is recognized on Main Street’s statement of operations as “Unrealized appreciation (depreciation) in Investment in affiliated Investment Manager,” with a corresponding increase (in the case of appreciation) or decrease (in the case of depreciation) to “Investment in affiliated Investment Manager” on Main Street’s balance sheet. As of March 31, 2103 and December 31, 2012, the fair value of the investment in the investment manager was zero.

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

Pursuant to the support services agreement with MSCC, the Investment Manager is reimbursed each quarter by MSCC for its cash operating expenses, less fees that the Investment Manager receives from MSC II and third parties, associated with providing investment management and other services to MSCC, its subsidiaries and third parties. The management fees paid by MSC II to the Investment Manager are included in “Expenses reimbursed to affiliated Investment Manager” on the statements of operations along with any additional net costs reimbursed by MSCC to the Investment Manager pursuant to the support services agreement. For the three months ended March 31, 2013 and 2012, the expenses reimbursed by MSCC and management fees paid by MSC II to the Investment Manager totaled $3.2 million and $2.7 million, respectively.

In the separate stand-alone financial statements of the Investment Manager as summarized below, as part of the Formation Transactions the Investment Manager recognized an $18 million intangible asset related to the investment advisory agreement with MSC II consistent with Staff Accounting Bulletin No. 54, Application of “Pushdown” Basis of Accounting in Financial Statements of Subsidiaries Acquired by Purchase (“SAB 54”). Under SAB 54, push-down accounting is required in “purchase transactions that result in an entity becoming substantially wholly owned.” In this case, MSCC acquired 100% of the equity interests in the Investment Manager in the Formation Transactions. Because the $18 million value attributed to MSCC’s investment in the Investment Manager was derived from the long-term, recurring management fees under the investment advisory agreement with MSC II, the same methodology used to determine the $18 million valuation of the Investment Manager in connection with the Formation Transactions was utilized to establish the push-down accounting basis for the intangible asset. The intangible asset is being amortized over the estimated economic life of the investment advisory agreement with MSC II. The Investment Manager recognized amortization expense associated with the intangible asset of $0.3 million for each of the three months ended March 31, 2013 and 2012, respectively. Amortization expense is not included in the expenses reimbursed by MSCC to the Investment Manager based upon the support services agreement since it is non-cash and non-operating in nature.

Summarized financial information from the separate financial statements of the Investment Manager is as follows:

	As of March 31,	As of December 31,
	2013	2012
	(in thousands)
	(Unaudited)

Cash	$524	$741
Accounts receivable	79	69
Accounts receivable - MSCC	106	4,066
Intangible asset (net of accumulated amortization of $6,021 and $5,681 as of March 31, 2013 and December 31, 2012, respectively)	11,979	12,319
Deposits and other	556	462
Total assets	$13,244	$17,657

Accounts payable and accrued liabilities	$1,410	$5,483
Equity	11,834	12,174
Total liabilities and equity	$13,244	$17,657

	Three Months Ended March 31,
	2013	2012
	(in thousands)
	(Unaudited)

Management fee income from Main Street Capital II	$776	$618
Other management advisory fees	—	56
Total income	776	674

Salaries, benefits and other personnel costs	(2,731)	(2,291)
Occupancy expense	(108)	(82)
Professional expenses	(77)	(10)
Amortization expense - intangible asset	(340)	(312)
Other expenses	(273)	(329)
Expense reimbursement from MSCC	2,413	2,038
Total net expenses	(1,116)	(986)
Net Loss	$(340)	$(312)

NOTE E — SBIC DEBENTURES

SBIC debentures payable at March 31, 2013 and December 31, 2012 were $225 million at each date.  SBIC debentures provide for interest to be paid semi-annually, with principal due at the applicable 10-year maturity date of each debenture. The weighted average annual interest rate on the SBIC debentures as of March 31, 2013 and December 31, 2012 was 4.8% and 4.7%, respectively. The first principal maturity due under the existing SBIC debentures is in 2014, and the remaining weighted average duration as of March 31, 2013 is approximately 6.1 years.  For the three months ended March 31, 2013 and 2012, Main Street recognized interest expense attributable to the SBIC debentures of $2.7 million and $2.9 million, respectively.  In accordance with SBA regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA. The Funds are subject to annual compliance examinations by the SBA. There have been no historical findings resulting from these examinations.

As of March 31, 2013, the recorded value of the SBIC debentures was $212.7 million which consisted of (i) $87.7 million recorded at fair value, or $12.3 million less than the $100 million face value of the SBIC debentures held in MSC II, and (ii) $125 million reported at face value and held in MSMF.  As of March 31, 2013, if Main Street had adopted the fair value option under ASC 825 for all of its SBIC debentures, Main Street estimates the fair value of its SBIC debentures would be approximately $197.4 million, or $27.6 million less than the $225 million face value of the SBIC debentures.

NOTE F — CREDIT FACILITY

Main Street maintains the Credit Facility to provide additional liquidity in support of future investment and operational activities. The Credit Facility, as amended, currently provides for $287.5 million in total commitments from a diversified group of nine lenders.  The Credit Facility contains an accordion feature which allows Main Street to increase the total commitments under the facility up to $400 million from new or existing lenders on the same terms and conditions as the existing commitments.

Borrowings under the Credit Facility bear interest, subject to Main Street’s election, on a per annum basis equal to (i) the applicable LIBOR rate (0.20%, as of March 31, 2013) plus 2.50% or (ii) the applicable base rate (Prime Rate, 3.25% as of March 31, 2013) plus 1.50%. Main Street pays unused commitment fees of 0.375% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the assets of the Funds. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining an interest coverage ratio of at least 2.0 to 1.0, (ii) maintaining an asset coverage ratio of at least 2.5 to 1.0, and (iii) maintaining a minimum tangible net worth. The Credit Facility includes an initial revolving period through September 2015 followed by a two-year term out period with a final maturity in September 2017, and contains two, one-year extension options which could extend both the revolving period and the final maturity by up to two years, subject to certain conditions including lender approval.

At March 31, 2013, Main Street had $141 million in borrowings outstanding under the Credit Facility. Main Street recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs, of $1.2 million and $1.0 million, respectively, for the three months ended March 31, 2013 and 2012. As of March 31, 2013, the interest rate on the Credit Facility was 2.70%, and Main Street was in compliance with all financial covenants of the Credit Facility.

NOTE G — FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,
	2013	2012
Per Share Data:
Net asset value at the beginning of the period	$18.59	$15.19

Net investment income (1) (3)	0.50	0.48
Net realized gain (loss) from investments (1) (2) (3)	(0.01)	0.30
Net change in unrealized appreciation (1) (2) (3)	0.25	0.18
Income tax provision (1) (2) (3)	(0.06)	(0.07)
Net increase in net assets resulting from operations (1) (3)	0.68	0.89
Dividends paid to stockholders from net investment income	(0.79)	(0.29)
Dividends paid to stockholders from realized gains/losses	(0.01)	(0.11)
Impact of the net change in monthly dividends declared prior to the end of the period	(0.01)	(0.01)
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.07	0.03
Other (4)	0.02	0.02
Net asset value at the end of the period	$18.55	$15.72

Market value at the end of the period	$32.09	$24.63
Shares outstanding at the end of the period	34,773,469	27,061,484

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

	Three Months Ended March 31,
	2013	2012
	(in thousands, except percentages)

Net asset value at end of period	$645,210	$425,536
Average net asset value	$644,093	$415,623
Average outstanding debt	$362,000	$334,750
Ratio of total expenses, including income tax expense, to average net asset value (1) (2) (3)	1.62%	2.31%
Ratio of operating expenses to average net asset value (1) (3)	1.30%	1.85%
Ratio of operating expenses, excluding interest expense, to average net asset value (1) (3)	0.70%	0.93%
Ratio of net investment income to average net asset value (1) (3)	2.68%	3.09%
Portfolio turnover ratio (3)	9.69%	14.73%
Total investment return (3) (4)	7.81%	17.86%
Total return based on change in net asset value (3) (5)	3.67%	5.86%

(1)     Ratios are net of the amounts attributable to the noncontrolling equity interests in MSC II for the periods prior to the completion of the Final MSC II Exchange during the first quarter of 2012.

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

(3)     Not annualized.

(4)     Total investment return based on purchase of stock at the current market price on the first day and a sale at the current market price on the last day of each period reported on the table and assumes reinvestment of dividends at prices obtained by Main Street’s dividend reinvestment plan during the period. The return does not reflect sales load.

(5)     Total return based on change in net asset value was calculated using the sum of ending net asset value plus dividends to stockholders and other non-operating changes during the period, as divided by the beginning net asset value.

NOTE H — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

Main Street paid a special dividend of $0.35 per share in January 2013 and regular monthly dividends of $0.15 per share for each month of January, February and March 2013, with such dividends totaling $27.7 million. The regular monthly dividends equal a total of approximately $15.6 million, or $0.45 per share, for the first quarter of 2013. The first quarter 2013 regular monthly dividends represent an 11.1% increase from the monthly dividends paid for the first quarter of 2012. During March 2013, Main Street declared and accrued a $0.155 per share monthly dividend that was paid in April 2013.  For the three months ended March 31, 2012, Main Street paid total monthly dividends of approximately $10.9 million, or $0.405 per share.

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

The determination of the tax attributes for Main Street’s distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year.  Ordinary dividend distributions from a RIC do not qualify for the 20% maximum tax rate on dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations.  The tax attributes for dividends will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital.

Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the three  months ended March 31,  2013 and 2012.

	Three Months Ended March 31,
	2013	2012
	(amounts in thousands)
	(estimated)
Net increase in net assets resulting from operations	$23,629	$23,839
Share-based compensation expense	603	581
Net realized income allocated to noncontrolling interest	—	(65)
Net change in unrealized appreciation on investments	(8,799)	(4,728)
Income tax provision	2,051	1,876
Pre-tax book (income) loss not consolidated for tax purposes	4,723	4,035
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	(338)	1,351
Estimated taxable income (1)	21,869	26,889
Taxable income earned in prior year and carried forward for distribution in current year	44,415	7,934
Taxable income prior to period end and carried forward for distribution	(43,776)	(27,571)
Dividend accrued as of period end and paid in the following period	5,390	3,789
Total distributions accrued or paid to common stockholders	$27,898	$11,041

(1) Main Street’s taxable income for each period is an estimate and will not be finally determined until the company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

The Taxable Subsidiaries hold certain portfolio investments for Main Street. The Taxable Subsidiaries are consolidated with Main Street for financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in Main Street’s consolidated financial statements at fair value. The principal purpose of the Taxable Subsidiaries is to permit Main Street to hold equity investments in portfolio companies which are “pass through” entities for tax purposes in order to comply with the “source income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with Main Street for income tax purposes and may generate income tax expense or income tax benefit as a result of their ownership of various portfolio investments. This income tax expense or benefit, if any, is reflected in Main Street’s Consolidated Statement of Operations. For the three months ended March 31, 2013 and 2012, we recognized a net income tax provision of $2.1 million and $1.9 million, respectively, related to deferred taxes of $1.4 million and $1.0 million, respectively, and other taxes of $0.7 million and $0.8 million. The deferred taxes related primarily to net unrealized appreciation on equity investments held in our taxable subsidiaries. The other taxes include $0.4 million and $0.7 million, respectively, related to an accrual for excise tax on our estimated spillover taxable income and $0.3 million and $0.1 million, respectively related to accruals for state and other taxes.

The net deferred tax liability at March 31, 2013 and December 31, 2012 was $13.2 million and $11.8 million, respectively, and primarily related to timing differences from net unrealized appreciation of portfolio investments held by the Taxable Subsidiaries, partially offset by net loss carryforwards primarily resulting from historical realized losses on portfolio investments held by the Taxable Subsidiaries and basis differences of portfolio investments held by the Taxable Subsidiaries which are “pass through” entities for tax purposes.

NOTE I — COMMON STOCK

In December 2012, Main Street completed a follow-on public stock offering of 2,875,000 shares of common stock, including the underwriters’ full exercise of the over-allotment option, at a price to the public of $28.00 per share, resulting in total gross proceeds of approximately $80.5 million, less (i) underwriters’ commissions of approximately $3.2 million and (ii) offering costs of approximately $0.2 million.

In June 2012, Main Street completed a public stock offering of 4,312,500 shares of common stock, including the underwriters’ full exercise of the over-allotment option, at a price to the public of $22.50 per share, resulting in total gross proceeds of approximately $97.0 million, less (i) underwriters’ commissions of approximately $3.9 million and (ii) offering costs of approximately $0.2 million.

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

For the three months ended March 31, 2013, $5.3 million of the total $27.7 million in dividends paid to stockholders represented DRIP participation. During this period, Main Street satisfied the DRIP participation requirements with the issuance of  164,760 newly issued shares. For the three months ended March 31, 2012, $2.7 million of the total $10.9 million in dividends paid to stockholders represented DRIP participation. During this period, Main Street satisfied the DRIP participation requirements with the issuance of 117,466 newly issued shares. The shares disclosed above relate only to Main Street’s DRIP and exclude any activity related to broker-managed dividend reinvestment plans.

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

Main Street’s Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2008 Equity Incentive Plan. These shares vest over a four-year period from the grant date. The fair value is expensed over the four-year service period starting on the grant date and the following table summarizes the restricted stock issuances approved by Main Street’s Board of Directors and the remaining shares of restricted stock available for issuance as of March 31, 2013.

Restricted stock authorized under the plan	2,000,000
Less restricted stock granted on/during:
July 1, 2008	(245,645)
July 1, 2009	(98,993)
July 1, 2010	(149,357)
June 20, 2011	(117,728)
June 20, 2012	(133,973)
Quarter ended December 31, 2012	(12,476)
Quarter ended March 31, 2013	(1,100)

Restricted stock available for issuance as of March 31, 2013	1,240,728

The following table summarizes the restricted stock issued to Main Street’s independent directors pursuant to the Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan. These shares vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over a one-year service period starting on the grant date.

Restricted stock authorized under the plan	200,000
Less restricted stock granted on:
July 1, 2008	(20,000)
July 1, 2009	(8,512)
July 1, 2010	(7,920)
June 20, 2011	(6,584)
August 3, 2011	(1,658)
June 20, 2012	(5,060)

Restricted stock available for issuance as of March 31, 2013	150,266

For each of the three months ended March 31, 2013 and 2012, Main Street recognized total share-based compensation expense of $0.6 million related to the restricted stock issued to Main Street employees and independent directors.

As of March 31, 2013, there was $4.8 million of total unrecognized compensation expense related to Main Street’s non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 2.7 years as of March 31, 2013.

NOTE L — COMMITMENTS AND CONTINGENCIES

At March 31, 2013, Main Street had a total of $100.5 million in outstanding commitments comprised of (i) eight commitments to fund revolving loans that had not been fully drawn and (ii) six capital commitments that had not been fully called.

Main Street may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on Main Street in connection with the activities of its portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, Main Street does not expect any current matters will materially affect its financial condition or results of operations; however, there can be no assurance whether any pending legal proceedings will have a material adverse effect on Main Street’s financial condition or results of operations in any future reporting period.

NOTE M — SUPPLEMENTAL CASH FLOW DISCLOSURES

Listed below are the supplemental cash flow disclosures for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)

Interest paid	$6,089	$6,293
Taxes paid	$2,059	$284
Non-cash financing activities:
Shares issued pursuant to the DRIP	$5,322	$2,701

NOTE N — RELATED PARTY TRANSACTIONS

As discussed further in Note D, subsequent to the completion of the Formation Transactions, the Investment Manager is a wholly owned portfolio company of MSCC. At March 31, 2013 and December 31, 2012, the Investment Manager had a receivable of $0.1 million and $4.1 million respectively due from MSCC related to operating expenses incurred by the Investment Manager required to support Main Street’s business.

NOTE O — SUBSEQUENT EVENTS

On April 2, 2013, Main Street issued $80.0 million in aggregate principal amount of 6.125% senior notes due 2023 (the “Notes”). On April 15, 2013, the underwriters fully exercised their option to purchase an additional $12.0 million in aggregate principal amount of Notes to cover over-allotments, bringing the total size of the offering to $92.0 million.  The Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at Main Street’s option on or after April 1, 2018. The Notes bear interest from April 2, 2013 at a rate of 6.125% per year payable quarterly on January 1, April 1, July 1 and October 1 of each year, beginning July 1, 2013. The total net proceeds to Main Street from the Notes, after underwriting discounts and estimated offering expenses payable by Main Street, were approximately $89.0 million. Main Street has listed the Notes on the New York Stock Exchange under the trading symbol “MSCA”.

During May 2013, Main Street declared regular monthly dividends of $0.155 per share for each month of July, August and September of 2013.  These regular monthly dividends equal a total of $0.465 per share for the third quarter of 2013. The third quarter 2013 regular monthly dividends represent a 7% increase from the dividends declared for the third quarter of 2012.  Including the regular monthly dividends declared for the third quarter of 2013, Main Street will have paid $9.76 per share in cumulative dividends since its October 2007 initial public offering.

In May 2013, Main Street increased the size of our Credit Facility from $287.5 million to $352.5 million to support Main Street’s continued growth.  The $65.0 million increase in total commitments was the result of commitment increases by four lenders currently participating in the Credit Facility. The accordion feature of the Credit Facility was amended to allow Main Street to increase the total commitments under the facility up to $425 million from new or existing lenders on the same terms and conditions as the existing commitments.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this section contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Cautionary Statement Concerning Forward Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“the SEC”) on March 8, 2013, for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the consolidated financial statements and related notes and other financial information included in the Annual Report on Form 10-K for the year ended December 31, 2012.

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

OVERVIEW

We are a principal investment firm primarily focused on providing customized debt and equity financing to lower middle market (“LMM”) companies and debt capital to middle market (“Middle Market”) companies. Our portfolio investments are typically made to support management buyouts, recapitalizations, growth financings, refinancings and acquisitions of companies that operate in diverse industry sectors.  We seek to partner with entrepreneurs, business owners and management teams and generally provide “one stop” financing alternatives within our LMM portfolio.  We invest primarily in secured debt investments, equity investments, warrants and other securities of LMM companies based in the United States and in secured debt investments of Middle Market companies generally headquartered in the United States.  Our principal investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and capital appreciation from our equity and equity related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. Our LMM companies generally have annual revenues between $10 million and $150 million, and our LMM portfolio investments generally range in size from $5 million to $25 million.  Our Middle Market investments are made in businesses that are generally larger in size than our

LMM portfolio companies, with annual revenues typically between $150 million and $1.5 billion, and our Middle Market investments generally range in size from $3 million to $15 million.  Our private loan (“Private Loan”) investments are made in businesses that are consistent with the size of companies in our LMM portfolio or our Middle Market portfolio, but are investments which have been originated through strategic relationships with other investment funds on a collaborative basis.  The structure, terms and conditions for these Private Loan investments are typically consistent with the structure, terms and conditions for the loans made in our LMM portfolio or Middle Market portfolio.

Our other portfolio (“Other Portfolio”) investments primarily consist of investments which are not consistent with the typical profiles for our LMM, Middle Market or Private Loan portfolio investments, including investments which may be managed by third parties.  In our Other Portfolio, we may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds.

We seek to fill the current financing gap for LMM businesses, which, historically, have had more limited access to financing from commercial banks and other traditional sources. The underserved nature of the LMM creates the opportunity for us to meet the financing needs of LMM companies while also negotiating favorable transaction terms and equity participations. Our ability to invest across a company’s capital structure, from senior secured loans to equity securities, allows us to offer portfolio companies a comprehensive suite of financing options, or a “one stop” financing solution. Providing customized, “one stop” financing solutions has become even more relevant to our LMM portfolio companies in the current investing environment. We generally seek to partner directly with entrepreneurs, management teams and business owners in making our investments. Our LMM portfolio debt investments are generally secured by a first lien on the assets of the portfolio company and typically have a term of between five and seven years. We believe that our LMM investment strategy has a lower correlation to the broader debt and equity markets.

As of March 31, 2013, we had debt and equity investments in 57 LMM portfolio companies with an aggregate fair value of approximately $520.3 million, with a total cost basis of approximately $412.2 million, and a weighted average annual effective yield on our LMM debt investments of approximately 14.2%. As of March 31, 2013 approximately 76% of our total LMM portfolio investments at cost were in the form of debt investments and approximately 93% of such debt investments at cost were secured by first priority liens on the assets of our LMM portfolio companies. At March 31, 2013, we had equity ownership in approximately 93% of our LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 33%. As of December 31, 2012, Main Street had debt and equity investments in 56 LMM portfolio companies with an aggregate fair value of approximately $482.9 million, with a total cost basis of approximately $380.5 million, and a weighted average annual effective yield on our LMM debt investments of approximately 14.3%.  As of December 31, 2012, approximately 75% of our total LMM portfolio investments at cost were in the form of debt investments and approximately 93.0% of such debt investments at cost were secured by first priority liens on the assets of our LMM portfolio companies. At December 31, 2012, we had equity ownership in approximately 93% of our LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 33%. The weighted average annual yields were computed using the effective interest rates for all debt investments at March 31, 2013 and December 31, 2012, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status.

Additionally, we pursue investments in Middle Market companies. Our Middle Market portfolio investments primarily consist of direct or secondary purchases of interest-bearing debt securities in privately held companies that are generally larger in size than the LMM companies included in our LMM portfolio.  Our Middle Market portfolio debt investments are generally secured by either a first or second priority lien on the assets of the company and have an expected duration of between three and five years.

As of March 31, 2013, we had Middle Market portfolio investments in 80 companies, collectively totaling approximately $361.9 million in fair value with a total cost basis of approximately $354.4 million. The weighted average revenue for the 80 Middle Market portfolio company investments was approximately $557.0 million as of March 31, 2013. As of March 31, 2013, substantially all of our Middle Market portfolio investments were in the form of debt investments and approximately 91% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on our Middle Market portfolio debt investments was approximately 8.2% as of March 31, 2013. As of December 31, 2012, we had Middle Market portfolio investments in 79 companies, collectively totaling approximately $352.0 million in fair value with a total cost basis of approximately $348.1 million. The weighted average revenue for the 79 Middle Market portfolio company investments was approximately $533.6 million as of December 31, 2012. As of December 31, 2012, substantially all of our Middle Market portfolio investments were in the form of debt investments and approximately 91% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on our Middle Market portfolio debt investments was approximately 8.0% as of December 31, 2012. The weighted average annual yields were computed using the effective interest rates for all debt investments at March 31, 2013 and December 31, 2012, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments.

Our Private Loan portfolio investments primarily consist of investments in interest-bearing debt securities in companies that are consistent with the size of the companies included in our LMM portfolio or our Middle Market portfolio.  Our Private Loan portfolio debt investments are generally secured by either a first or second priority lien on the assets of the portfolio company and typically have a term of between three and seven years.

As of March 31, 2013, we had Private Loan portfolio investments in 10 companies, collectively totaling approximately $74.5 million in fair value with a total cost basis of approximately $73.8 million. The weighted average revenue for the 10 Private Loan portfolio company investments was approximately $193.8 million as of March 31, 2013.  As of March 31, 2013, 99% of our Private Loan portfolio investments were in the form of debt investments and all such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on our Private Loan portfolio debt investments was approximately 14.0% as of March 31, 2013. As of December 31, 2012, we had Private Loan portfolio investments in 9 companies, collectively totaling approximately $65.5 million in fair value with a total cost basis of approximately $64.9 million. The weighted average revenue for the 9 Private Loan portfolio company investments was approximately $230.5 million as of March 31, 2013. As of December 31, 2012, 99% of our Private Loan portfolio investments were in the form of debt investments and all such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on our Private Loan portfolio debt investments was approximately 14.8% as of December 31, 2012. The weighted average annual yields were computed using the effective interest rates for all debt investments at March 31, 2013 and 2012, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments.

As of March 31, 2013, we had Other Portfolio investments in 4 companies, collectively totaling approximately $28.7 million in fair value and approximately $27.9 million in cost basis and which comprised 2.9% of our Investment Portfolio at fair value as of March 31, 2013. As of December 31, 2012, we had Other Portfolio investments in 3 companies, collectively totaling approximately $24.1 million in both fair value and approximately $23.6 million in cost basis and which comprised 2.6% of our Investment Portfolio at fair value as of December 31, 2012.

During the three months ended March 31, 2013, there were nine portfolio company investment transfers from the LMM and Middle Market portfolio investment categories to the Private Loan portfolio investment category totaling $65.5 million at fair value and $64.9 million at cost as of December 31, 2012.

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

MSCC and its consolidated subsidiaries are internally managed by the Investment Manager, a wholly owned subsidiary of MSCC, which employs all of the executive officers and other employees of Main Street.  Because the Investment Manager is wholly owned by MSCC, Main Street does not pay any external investment advisory fees, but instead incurs the operating costs associated with employing investment and portfolio management professionals through the Investment Manager.  We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly-traded and privately-held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio.  For the three months ended March 31, 2013 and 2012, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.7% and 2.0%, respectively, on an annualized basis, and 1.8% for the year ended December 31, 2012.

During May 2012, MSCC and the Investment Manager executed an investment sub-advisory agreement with HMS Adviser, LP (“HMS Adviser”), which is the investment advisor to HMS Income Fund, Inc. (“HMS Income”), a non publicly-traded BDC whose registration statement on Form N-2 was declared effective by the SEC in June 2012, to provide certain investment advisory services to HMS Adviser. MSCC is initially providing such investment advisory services to HMS Adviser, but it is ultimately intended that the Investment Manager provide such services because the fees MSCC receives from such arrangement could otherwise have negative consequences on its ability to meet the source-of-income requirement necessary for it to maintain its RIC tax treatment (MSCC or the Investment Adviser, whichever is providing such investment advisory services, the “Sub-Adviser”). Certain relief must be obtained from the SEC before the Investment Manager is permitted to provide these services to HMS Adviser, which relief is being sought, but there can be no assurance that it will be obtained. Under the investment sub-advisory agreement, the Sub-Adviser is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. However, the Sub-Adviser has agreed to waive all such fees from the effective date of HMS Adviser’s registration statement on Form N-2 through September 30, 2013 to the extent that distributions declared and payable by HMS Income would represent a return of capital for purposes of U.S. federal income tax. As a result, as of March 31, 2013, the Sub-Adviser has not received any base management fee or incentive fees under the investment sub-advisory agreement and the Sub-Adviser is not due any unpaid compensation for any base management fee or incentive fees under the investment sub-advisory agreement.

CRITICAL ACCOUNTING POLICIES

Basis of Presentation

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).  For the three months ended March 31, 2013 and 2012, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries, which include the Funds and the Taxable Subsidiaries.  The Investment Portfolio, as used herein, refers to all of our LMM portfolio investments, Middle Market portfolio investments, Private Loan portfolio investments, Other Portfolio investments and the investment in the “Investment Manager.”  Marketable securities and idle funds investments are classified as financial instruments and are reported separately on our Consolidated Balance Sheets and Consolidated Schedule of Investments due to the nature of such investments.  Our results of operations and cash flows for the three months ended March 31, 2013 and 2012 and financial position as of March 31, 2013 and December 31, 2012, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current presentation, including certain investments previously included as part of the LMM portfolio or Middle Market portfolio that are now classified as part of the Private Loan portfolio and the reclassification of Investment Portfolio and Marketable securities and idle funds investment related activity from cash flows from investing activities to cash flows from operating activities.

The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2012. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the Audit and Accounting Guide for Investment Companies issued by the American Institute of Certified Public Accountants (the “AICPA Guide”), we are precluded from consolidating portfolio company investments, including those in which we have a controlling interest, unless the portfolio company is another investment company. An exception to this general principle in the AICPA Guide occurs if we own a controlled operating company that provides all or substantially all of its services directly to us, or to an investment company of ours. None of the investments made by us qualify for this exception. Therefore, the Investment Portfolio is carried on the balance sheet at fair value, as discussed further in Note B to our consolidated financial statements, with any adjustments to fair value recognized as “Net Change in Unrealized Appreciation (Depreciation)” on our Statement of Operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a “Net Realized Gain (Loss) from Investments.”

Portfolio Investment Valuation

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. As of March 31, 2013 and December 31, 2012, approximately 96% and 89%, respectively, of our total assets at each date represented investments in portfolio companies valued at fair value (including our investment in the Investment Manager). We are required to report our investments at fair value. We follow the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification” or “ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

Our business strategy calls for us to invest primarily in illiquid debt and equity securities issued by private, LMM companies and debt securities issued by Middle Market companies that are generally larger in size than the LMM companies. We also categorize some of our investments in LMM companies and Middle Market companies  as Private Loan portfolio investments, which are typically debt securities issued by companies that are consistent in size with either the LMM companies or Middle Market companies, but are investments which have been originated through strategic relationships with other investment funds on a collaborative basis.  Our portfolio also includes Other Portfolio investments which primarily consist of investments which are not consistent with the typical profiles for our LMM portfolio investments, Middle Market portfolio investments or Private Loan portfolio investments, including investments which may be managed by third parties. All of these portfolio investments may be subject to restrictions on resale.

LMM investments and Other Portfolio investments generally have no established trading market while Middle Market securities generally have established markets that are not active.  Private Loan investments may include investments which have no established trading market or have established markets that are not active. We determine in good faith the fair value of our Investment Portfolio pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by our Board of Directors and in accordance with the 1940 Act.  Our valuation policy and process is intended to provide a consistent basis for determining the fair value of our portfolio.

For LMM investments, we review external events, including private mergers, sales and acquisitions involving comparable companies, and include these events in the valuation process. For Middle Market portfolio investments, we primarily use observable inputs such as quoted prices in the valuation process.  For Middle Market portfolio investments for which sufficient observable inputs are not available to determine fair value, we generally use a combination of observable inputs through obtaining third party quotes or other independent pricing and an approach similar to the income approach using a yield-to-maturity model used to value our LMM portfolio debt investments.

For valuation purposes, “control” LMM portfolio investments are composed of debt and equity securities in companies for which we have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors. Market quotations are generally not readily available for our control LMM portfolio investments.  As a result, for control LMM portfolio investments, we determine the fair value using a combination of market and income approaches. Under the market approach, we will typically use the enterprise value methodology to determine the fair value of these investments. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, we analyze various factors, including the portfolio company’s historical and projected financial results. We allocate the enterprise value to investments in order of the legal priority of the various components of the portfolio company’s capital structure. We will also use the income approach to determine the fair value of these securities, based on projections of the discounted future free cash flows that the portfolio company or the debt security will likely generate, and which includes using a yield-to-maturity approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments.. The valuation approaches for our control LMM portfolio investments estimate the value of the investment if we were to sell, or exit, the investment. In addition, these valuation approaches consider the value associated with our ability to control the capital structure of the portfolio company, as well as the timing of a potential exit.

For valuation purposes, “non-control” LMM portfolio investments are composed of debt and equity securities in companies for which we do not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors. Market quotations are generally not readily available for non-control LMM portfolio investments. For our non-control LMM investments, we use a combination of the market and income approaches to value our equity investments and the income approach to value our debt investments similar to the approaches used for our control LMM portfolio investments, and which includes using a yield-to-maturity approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Our estimate of the expected repayment date of a LMM debt security is generally the legal maturity date of the instrument, as we generally intend to hold our LMM loans and debt securities to maturity. The yield-to-maturity analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. We will use the value determined by the yield-to-maturity analysis as the fair value for that security; however, because of our general intent to hold our loans to maturity, the fair value will not exceed the face amount of the LMM debt security. A change in the assumptions that we use to estimate the fair value of our LMM debt securities using the yield-to-maturity analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or if a LMM debt security is in workout status, we may consider other factors in determining the fair value of the LMM debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis.

Our Middle Market portfolio investments primarily consist of direct or secondary investments in interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in our Investment Portfolio. For valuation purposes, all of our Middle Market portfolio investments are non-control investments for which we do not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors. We primarily use observable inputs to determine the fair value of these investments through obtaining third party quotes or independent pricing, to the extent such sufficient observable inputs are available to determine fair value.  For Middle Market portfolio investments for which sufficient observable inputs are not available to determine fair value, we use a combination of observable inputs through obtaining third party quotes or other independent pricing and an approach similar to the income approach using a yield-to-maturity model used to value our LMM portfolio debt investments.

Our Private Loan portfolio investments primarily consist of direct or secondary investments in interest-bearing debt securities in companies that are consistent with the size of companies included in our LMM portfolio or our Middle Market portfolio.  For valuation purposes, all of Main Street’s Private Loan portfolio investments are non-control investments for which Main Street does not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors. As sufficient observable inputs to determine the fair value of these Private Loan portfolio investments through obtaining third party pricing or other independent pricing are not generally available, Main Street generally uses a combination of observable inputs through obtaining third party quotes or other independent pricing and an approach similar to the income approach using a yield-to-maturity model used to value its LMM portfolio debt investments.

For valuation purposes, all of our Other Portfolio investments are non-control investments for which we generally do not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors.  Main Street’s Other Portfolio investments comprised 2.9% and 2.6%, respectively, of Main Street’s Investment Portfolio at fair value as of March 31, 2013 and December 31, 2012.  Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For our Other Portfolio equity investments, we determine the fair value based on the fair value of the portfolio company as determined by independent third parties and based on our proportional ownership in the portfolio company, as well as the financial position and assessed risk of each of these portfolio investments.  For Other Portfolio debt investments with observable inputs, we determine the fair value of these investments through obtaining third party quotes or other independent pricing, to the extent such sufficient observable inputs are available to determine fair value. To the extent observable inputs are not available, we value these Other Portfolio debt investments through an approach similar to the income approach using a yield-to-maturity model used to value our LMM portfolio debt investments.

Due to the inherent uncertainty in the valuation process, our determination of fair value for our Investment Portfolio may differ materially from the values that would have been used had a ready market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. We determine the fair value of each individual investment and record changes in fair value as unrealized appreciation or depreciation.

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

Payment-in-Kind (“PIK”) Interest and Cumulative Dividends

We hold debt and preferred equity instruments in our Investment Portfolio that contain payment-in-kind (“PIK”) interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any unpaid dividends are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed. To maintain RIC tax treatment (as discussed below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We will stop accruing PIK interest and cumulative dividends and will write off any accrued and uncollected interest and dividends in arrears when it is determined that such PIK interest and dividends in arrears are no longer collectible.

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

INVESTMENT PORTFOLIO COMPOSITION

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

Middle Market portfolio investments primarily consist of direct or secondary investments in interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in our LMM portfolio.  Our Middle Market portfolio debt investments are generally secured by either a first or second priority lien and typically have a term of between three and five years.

Our Private Loan portfolio investments primarily consist of investments in interest-bearing debt securities in companies that are consistent with the size of companies included in our LMM portfolio or our Middle Market portfolio.  Our Private Loan portfolio debt investments are generally secured by either a first or second priority lien on the assets of the portfolio company and typically have a term of between three and seven years.

The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments as of March 31, 2013 and December 31, 2012 (this information excludes the Other Portfolio investments and the Investment Manager).

Cost:	March 31, 2013	December 31, 2012
First lien debt	81.6%	81.1%
Equity	10.1%	10.4%
Second lien debt	6.1%	6.0%
Equity warrants	1.8%	1.9%
Other	0.4%	0.6%
	100.0%	100.0%

Fair Value:	March 31, 2013	December 31, 2012
First lien debt	72.5%	72.1%
Equity	18.5%	18.7%
Second lien debt	5.4%	5.4%
Equity warrants	3.2%	3.3%
Other	0.4%	0.5%
	100.0%	100.0%

The following tables summarize the composition of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States or other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of March 31, 2013 and December 31, 2012 (this information excludes the Other Portfolio investments and the Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	March 31, 2013	December 31, 2012
Southwest	25.5%	27.7%
West	23.7%	25.7%
Northeast	17.0%	17.2%
Southeast	15.0%	10.1%
Midwest	14.9%	17.6%
Non-United States	3.9%	1.7%
	100.0%	100.0%

Fair Value:	March 31, 2013	December 31, 2012
Southwest	29.0%	31.3%
West	23.4%	25.3%
Northeast	15.8%	15.8%
Midwest	14.8%	17.0%
Southeast	13.5%	9.1%
Non-United States	3.5%	1.5%
	100.0%	100.0%

Our LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, by industry at cost and fair value as of March 31, 2013 and December 31, 2012 (this information excludes the Other Portfolio investments and the Investment Manager).

Cost:	March 31, 2013	December 31, 2012
Energy Equipment & Services	13.5%	8.4%
Media	8.2%	7.2%
Software	6.1%	8.3%
Commercial Services & Supplies	6.1%	6.4%
Specialty Retail	6.1%	6.1%
Health Care Providers & Services	5.8%	5.3%
Machinery	5.3%	6.7%
Construction & Engineering	4.3%	4.7%
Hotels, Restaurants & Leisure	3.6%	3.5%
IT Services	3.2%	2.8%
Professional Services	3.1%	2.2%
Diversified Consumer Services	2.7%	3.2%
Electronic Equipment, Instruments & Components	2.5%	2.6%
Metals & Mining	2.2%	2.2%
Building Products	1.9%	2.0%
Insurance	1.9%	2.0%
Food Products	1.9%	2.0%
Communications Equipment	1.6%	1.2%
Aerospace & Defense	1.6%	1.9%
Containers & Packaging	1.4%	1.5%
Consumer Finance	1.4%	1.2%
Health Care Equipment & Supplies	1.4%	1.5%
Oil, Gas & Consumable Fuels	1.0%	1.6%
Trading Companies & Distributors	1.0%	1.0%
Paper & Forest Products	1.0%	1.0%
Chemicals	0.9%	2.0%
Road & Rail	0.9%	1.0%
Construction Materials	0.5%	1.7%
Other (1)	8.9%	8.8%
	100.0%	100.0%

(1)         Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

Fair Value:	March 31, 2013	December 31, 2012
Energy Equipment & Services	14.8%	10.2%
Media	7.7%	6.7%
Machinery	6.9%	8.3%
Software	5.9%	7.9%
Commercial Services & Supplies	5.8%	6.1%
Health Care Providers & Services	5.7%	5.3%
Specialty Retail	5.0%	4.9%
Construction & Engineering	4.6%	5.1%
Diversified Consumer Services	3.5%	4.0%
Hotels, Restaurants & Leisure	3.5%	3.5%
IT Services	2.9%	2.5%
Professional Services	2.8%	2.0%
Electronic Equipment, Instruments & Components	2.3%	2.4%
Metals & Mining	2.0%	1.9%
Trading Companies & Distributors	1.8%	1.7%
Food Products	1.7%	1.8%
Insurance	1.7%	1.8%
Communications Equipment	1.5%	1.1%
Aerospace & Defense	1.5%	1.7%
Building Products	1.4%	1.5%
Road & Rail	1.4%	1.5%
Containers & Packaging	1.3%	1.3%
Consumer Finance	1.3%	1.1%
Paper & Forest Products	1.2%	1.2%
Health Care Equipment & Supplies	1.2%	1.3%
Oil, Gas & Consumable Fuels	0.9%	1.4%
Chemicals	0.8%	1.8%
Transportation Infrastructure	0.8%	1.0%
Construction Materials	0.2%	1.4%
Other (1)	7.9%	7.6%
	100.0%	100.0%

(1)         Includes various industries with each industry individually less than 1.0% of the total LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

Our LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments carry a number of risks including, but not limited to: (1) investing in LMM, Middle Market, Private Loan and Other Portfolio companies which may have limited operating histories and financial resources; (2) holding investments that generally are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment grade debt and equity investments in our Investment Portfolio.

PORTFOLIO ASSET QUALITY

We utilize an internally developed investment rating system to rate the performance of each LMM portfolio company and to monitor our expected level of returns on each of our LMM investments in relation to our expectations for the portfolio company. The investment rating system takes into consideration various factors, including but not limited to each investment’s expected level of returns and the collectability of our debt investments, comparisons to competitors and other industry participants and the portfolio company’s future outlook. Investment Rating 1 represents a LMM portfolio company that is performing in a manner which significantly exceeds expectations. Investment Rating 2 represents a LMM portfolio company that, in general, is performing above expectations. Investment Rating 3 represents a LMM portfolio company that is generally performing in accordance with expectations. Investment Rating 4 represents a LMM portfolio company that is underperforming expectations. Investments with such a rating require increased monitoring and scrutiny by us. Investment Rating 5 represents a LMM portfolio company that is significantly underperforming. Investments with such a rating require heightened levels of monitoring and scrutiny by us and involve the recognition of significant unrealized depreciation on such investment. All new LMM portfolio investments receive an initial Investment Rating of 3.

The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
Investment	Investments at	Percentage of	Investments at	Percentage of
Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
	(dollars in thousands)
1	$176,924	34.0%	$167,154	34.6%
2	117,442	22.6%	117,157	24.3%
3	196,635	37.8%	174,754	36.2%
4	29,312	5.6%	23,799	4.9%
5	—	0.0%	—	0.0%
Totals	$520,313	100.0%	$482,864	100.0%

Based upon our investment rating system, the weighted average rating of our LMM portfolio was approximately 2.2 as of March 31, 2013 and 2.1 as of December 31, 2012.

For the total Investment Portfolio, as of March 31, 2013, we had one investment with positive fair value on non-accrual status which comprised 0.2% of the total Investment Portfolio at fair value and, together with another fully impaired investment, comprised approximately 0.7% of the total Investment Portfolio at cost, excluding the investment in the affiliated Investment Manager.  As of December 31, 2012, we had no investments with positive fair value on non-accrual status and one fully impaired investment which comprised approximately 0.2% of the total Investment Portfolio at cost, excluding the investment in the affiliated Investment Manager.

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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2013 and March 31, 2012

	For Three Months Ended March 31,		Net Change
	2013	2012	Amount	%
	(dollars in millions)
Total investment income	$25.6	$20.6	$5.0	25%
Total expenses	(8.3)	(7.7)	(0.6)	8%
Net investment income	17.3	12.9	4.4	35%
Net realized gain (loss) from investments	(0.4)	8.2	(8.6)
Net realized income	16.9	21.1	(4.2)
Net change in unrealized appreciation from investments	10.0	4.4	5.6
Net change in unrealized appreciation (depreciation) from SBIC debentures and investment in the Investment Manager	(1.2)	0.3	(1.5)
Income tax provision	(2.1)	(1.9)	(0.2)
Noncontrolling interest	—	(0.1)	0.1
Net increase in net assets resulting from operations attributable to common stock	$23.6	$23.8	$(0.2)	-1%

	For Three Months Ended March 31,		Net Change
	2013	2012	Amount	%
	(dollars in millions)
Net investment income	$17.3	$12.9	$4.4	35%
Share-based compensation expense	0.6	0.5	0.1	4%
Distributable net investment income (a)	17.9	13.4	4.5	33%
Net realized gain from investments	(0.4)	8.2	(8.6)
Distributable net realized income (a)	$17.5	$21.6	$(4.1)

Distributable net investment income per share -
Basic and diluted (a) (b)	$0.52	$0.50	$0.02	4%
Distributable net realized income per share -
Basic and diluted (a) (b)	$0.50	$0.80	$(0.30)

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

Investment Income

For the three months ended March 31, 2013, total investment income was $25.6 million, a 25% increase over the $20.6 million of total investment income for the corresponding period of 2012. This comparable period increase was principally attributable to (i) a $3.6 million increase in interest income from higher average levels of portfolio debt investments and increased activity in the Investment Portfolio, (ii) a $1.0 million increase in dividend income from portfolio equity investments and (iii) a $0.4 million increase in fee income due to the increased activity in and size of the Investment Portfolio.  The $5.0 million increase in investment income in the first quarter of 2013 includes a $1.2 million net decrease in investment income related to accelerated prepayment and repricing activity for certain portfolio debt investments and marketable securities investments when compared to the same period in 2012. This $1.2 million net decrease is due to the inclusion of $1.8 million of non-recurring investment income associated with debt repayment and financing activities in two LMM portfolio investments in investment income in the first three months of 2012 partially offset by an increase in investment income related to higher accelerated prepayment and repricing activity of certain Middle Market portfolio debt investments of $0.6 million in the first quarter of 2013.

Expenses

For the three months ended March 31, 2013, total expenses increased to $8.3 million from $7.7 million for the corresponding period of 2012.  This comparable period increase in operating expenses was principally attributable to higher compensation and related expenses of $0.4 million primarily as a result of additional personnel and a $0.2 million increase in other general and administrative expenses compared to the corresponding period of 2012.   The ratio of our total operating expenses, excluding interest expense, as a percentage of our average total assets was 1.7% on an annualized basis for the three months ended March 31, 2013, compared to 2.0% for the comparable period in the prior year.

Distributable Net Investment Income

Distributable net investment income increased 33% to $17.9 million, or $0.52 per share, compared with $13.4 million, or $0.50 per share, in the corresponding period of 2012. The increase in distributable net investment income was primarily due to the higher level of total investment income partially offset by higher operating expenses, due to the changes discussed above. Distributable net investment income on a per share basis for the three months ended March 2013 reflects (i) a decrease of approximately $0.06 per share from the comparable period in 2012 attributable to certain non-recurring items in such prior period and the comparable levels of accelerated prepayment and repricing activity for certain debt investments and marketable securities investments as discussed above and (ii) a greater number of average shares outstanding compared to the corresponding period in 2012 primarily due to the June 2012 and December 2012 follow-on stock offerings.

Net Investment Income

Net investment income for the three months ended March 31, 2013 was $17.3 million, or a 35% increase, compared to net investment income of $12.9 million for the corresponding period of 2012. The increase in net investment income was principally attributable to the increase in total investment income partially offset by higher operating expenses as discussed above.

Distributable Net Realized Income

Distributable net realized income was $17.5 million, or $0.50 per share, for the three months ended 2013 compared with distributable net realized income of $21.6 million, or $0.80 per share, in the corresponding period of 2012. The $4.1 million decrease was primarily attributable to the decrease in net realized gain from investments of $8.6 million, partially offset by higher distributable net investment income in the three months ended March 31, 2013 compared to the corresponding period of 2012 as discussed above. The $8.2 million net realized gain from investments during the first quarter of 2012 was primarily attributable to (i) realized gains totaling $11.9 million recognized on the full or partial exits of equity investments in two LMM portfolio companies and net realized gains related to Middle Market debt and marketable securities investments, partially offset by (ii) realized losses totaling $3.8 million on the full exits of investments in two LMM portfolio companies.

Net Realized Income

The lower level of net realized gain from investments, partially offset by higher net investment income in the three months ended March 31, 2013 compared to the corresponding period of 2012, both as discussed above, resulted in a $4.2 million decrease in net realized income compared with the corresponding period of 2012.

Net Increase in Net Assets Resulting from Operations Attributable to Common Stock

The net increase in net assets resulting from operations attributable to common stock during the three months ended March 31, 2013 was $23.6 million, or $0.68 per share, compared with a net increase of $23.8 million, or $0.89 per share, in the first quarter of 2012. This $0.2 million decrease from the comparable period in the prior year was primarily the result of the decrease in net realized income as discussed above, partially offset by $4.1 million increase in the net change in unrealized appreciation to $8.8 million in the first quarter of 2013, compared to $4.7 million for the comparable period in the prior year.  The total net change in unrealized appreciation for the first quarter of 2013 of $8.8 million included a $10.0 million net change in unrealized appreciation from portfolio investments, partially offset by the net change in unrealized depreciation of $1.2 million on the SBIC debentures held by MSC II. The $10.0 million net change in unrealized appreciation from portfolio investments for the three months ended March 31, 2013 was principally attributable to (i) unrealized appreciation on 17 LMM portfolio investments totaling $10.3 million, partially offset by unrealized depreciation on 10 LMM portfolio investments totaling $4.3  million and (ii) $4.7 million of net unrealized appreciation on the Middle Market investment portfolio, partially offset by (iii) accounting reversals of net unrealized appreciation from prior periods of $1.4 million related to portfolio investment exits and repayments. For the three months ended March 31, 2013, we also recognized a net income tax provision of $2.1 million related to deferred taxes of $1.4 million and other taxes of $0.7 million. The deferred taxes related primarily to net unrealized appreciation on equity investments held in our taxable subsidiaries. The other taxes include $0.4 million related to an accrual for excise tax on our estimated spillover taxable income and $0.3 million related to accruals for state and other taxes.

Liquidity and Capital Resources

Cash Flows

For the three months ended March 31, 2013, we experienced a net decrease in cash and cash equivalents in the amount of $37.3 million. During the period, we used $24.3 million of cash for our operating activities, primarily from (i) the funding of new portfolio company investments and settlement of accruals for portfolio investments at December 31, 2012, which together total $126.0 million, (ii) the settlement of $16.7 million of accruals for Marketable securities and idle funds investments at December 31, 2012, and (iii) $8.5 million related to decreases in payables and accruals, which such cash uses offset by (i) $81.4 million in cash proceeds from the sales and repayments of debt investments, (ii) $28.8 million of cash proceeds from the sale of Marketable securities and idle funds investments, (iii) distributable net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income and the amortization of deferred financing costs, and (iv) decreases in other assets of $3.3 million. During the three months ended March 31, 2013, $13.0 million in cash was used in financing activities, which principally consisted of $22.4 million in cash dividends paid to stockholders, partially offset by $9.0 million in net cash proceeds from our credit facility (the “Credit Facility”).

Capital Resources

As of March 31, 2013, we had $26.2 million in cash and cash equivalents and $146.5 million of unused capacity under the Credit Facility, which we maintain to support our future investment and operating activities. As of March 31, 2013, our net asset value totaled $645.2 million, or $18.55 per share.

. The Credit Facility, as amended, currently provides for $287.5 million in total commitments from a diversified group of nine lenders.  The Credit Facility contains an accordion feature which allows Main Street to increase the total commitments under the facility up to $400 million from new or existing lenders on the same terms and conditions as the existing commitments.

Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable LIBOR rate (0.20%, as of March 31, 2013) plus 2.50% or (ii) the applicable base rate (Prime Rate, 3.25% as of March 31, 2013) plus 1.50%. We pay unused commitment fees of 0.375% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the assets of the Funds. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining an interest coverage ratio of at least 2.0 to 1.0, (ii) maintaining an asset coverage ratio of at least 2.5 to 1.0, and (iii) maintaining a minimum tangible net worth. The Credit Facility includes an initial revolving period through September 2015 followed by a two-year term out period with a final maturity in September 2017, and contains two, one-year extension options which could extend both the revolving period and the final maturity by up to two years, subject to certain conditions including lender approval. At March 31, 2013, we had $141 million in borrowings outstanding under the Credit Facility. As of March 31, 2013, the interest rate on the Credit Facility was 2.70%, and Main Street was in compliance with all financial covenants of the Credit Facility.

In June 2012, we completed a follow-on public stock offering in which we sold 4,312,500 shares of common stock, including the underwriters’ full exercise of the over-allotment option, at a price to the public of $22.50 per share (or approximately 143% of the then latest reported Net Asset Value per share), resulting in total net proceeds of approximately $93.0 million, after deducting underwriters’ commissions and offering costs. In December 2012, we completed a follow-on public stock offering in which we sold 2,875,000 shares of common stock, including the underwriters’ full exercise of the over-allotment option, at a price to the public of $28.00 per share (or approximately 160% of the then latest reported Net Asset Value per share), resulting in total net proceeds of approximately $77.1 million, after deducting underwriters’ commissions and offering costs.

Due to each of the Funds’ status as a licensed SBIC, we have the ability to issue, through the Funds, debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA generally in an amount up to twice its regulatory capital, which effectively approximates the amount of its equity capital. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time with no prepayment penalty. On March 31, 2013, we, through the Funds, had $225 million of outstanding indebtedness guaranteed by the SBA, which carried a weighted average annual fixed interest rate of approximately 4.8%. The first maturity related to the SBIC debentures does not occur until 2014, and the remaining weighted average duration is approximately 6.1 years as of March 31, 2013.

We anticipate that we will continue to fund our investment activities through existing cash and cash equivalents and a combination of future debt and equity capital. Our primary uses of funds will be investments in portfolio companies, operating expenses and cash distributions to holders of our common stock.

We periodically invest excess cash balances into Marketable securities and idle funds investments. The primary investment objective of Marketable securities and idle funds investments is to generate incremental cash returns on excess cash balances prior to utilizing those funds for investment in our LMM, Middle Market and Private Loan portfolio investment strategy. Marketable securities and idle funds investments generally consist of debt investments, independently rated debt investments, certificates of deposit with financial institutions, and diversified bond funds. The composition of Marketable securities and idle funds investments will vary in a given period based upon, among other things, changes in market conditions, the underlying fundamentals in our Marketable securities and idle funds investments, our outlook regarding future LMM, Middle Market and Private Loan portfolio investment needs, and any regulatory requirements applicable to Main Street.

If our common stock trades below our net asset value per share, we will generally not be able to issue additional common stock at the market price unless our stockholders approve such a sale and our Board of Directors makes certain determinations. A proposal, approved by our stockholders at our June 2012 annual meeting of stockholders, authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for the period ending on June 13, 2013, the date of our 2013 annual meeting of stockholders. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. We are not currently seeking such approval at our 2013 annual meeting of stockholders because our common stock price per share has been trading significantly above the current net asset value per share of our common stock.

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

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial statements upon adoption.

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented herein. However, our portfolio companies have experienced, and may in the future experience, the impacts of inflation on their operating results, including periodic escalations in their costs for raw materials and required energy consumption.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At March 31, 2013, we had a total of $100.5 million in outstanding commitments comprised of (i) eight commitments to fund revolving loans that had not been fully drawn and (ii) six capital commitments that had not been fully called.

Contractual Obligations

As of March 31, 2013, the future fixed commitments for cash payments in connection with our SBIC debentures for each of the next five years and thereafter are as follows:

						2018 and
	2013	2014	2015	2016	2017	thereafter	Total
	(dollars in thousands)
SBIC debentures	$—	$6,000	$23,100	$5,000	$44,700	$146,200	$225,000
Interest due on SBIC debentures	5,412	10,793	10,282	9,141	8,253	17,140	61,021
Total	$5,412	$16,793	$33,382	$14,141	$52,953	$163,340	$286,021

As of March 31, 2013, we had $141.0 million in borrowings outstanding under our Credit Facility and the Credit Facility is currently scheduled to mature in September 2017. The Credit Facility contains two, one year extension options which could extend the maturity to September 2019.  See further discussion of the Credit Facility terms in Liquidity and Capital Resources — Capital Resources.

Pursuant to the support services agreement with MSCC, the Investment Manager is reimbursed each quarter by MSCC for its cash operating expenses, less fees that the Investment Manager receives from MSC II and third parties, associated with providing investment management and other services to MSCC, certain of its subsidiaries and third parties. For the three months ended March 31, 2013 and 2012, the expenses reimbursed by MSCC to the Investment Manager and management fees paid by MSC II were $3.2 million and $2.7 million, respectively.

Related Party Transactions

As discussed further in Note D to the accompanying consolidated financial statements, subsequent to the completion of the Formation Transactions, the Investment Manager is a wholly owned portfolio company of MSCC. At March 31, 2013, the Investment Manager had a receivable of $0.1 million due from MSCC related to operating expenses incurred by the Investment Manager required to support Main Street’s business.

Recent Developments

On April 2, 2013, we issued $80.0 million in aggregate principal amount of 6.125% senior notes due 2023 (the “Notes”). On April 15, 2013, the underwriters fully exercised their option to purchase an additional $12.0 million in aggregate principal amount of Notes to cover over-allotments, bringing the total size of the offering to $92.0 million.  The Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at our option on or after April 1, 2018. The Notes bear interest from April 2, 2013 at a rate of 6.125% per year payable quarterly on January 1, April 1, July 1 and October 1 of each year, beginning July 1, 2013. The total net proceeds to us from the Notes, after underwriting discounts and estimated offering expenses payable by us, were approximately $89.0 million.  We have listed the Notes on the New York Stock Exchange under the trading symbol “MSCA”.

During May 2013, we declared regular monthly dividends of $0.155 per share for each month of July, August and September of 2013.  These regular monthly dividends equal a total of $0.465 per share for the third quarter of 2013. The third quarter 2013 regular monthly dividends represent a 7% increase from the dividends declared for the third quarter of 2012.  Including the regular monthly dividends declared for the third quarter of 2013, we will have paid $9.76 per share in cumulative dividends since its October 2007 initial public offering.

In May 2013, we increased the size of our Credit Facility from $287.5 million to $352.5 million to support our continued growth.  The $65.0 million increase in total commitments was the result of commitment increases by four lenders currently participating in the Credit Facility. The accordion feature of the Credit Facility was amended to allow us to increase the total commitments under the facility up to $425 million from new or existing lenders on the same terms and conditions as the existing commitments.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from the Investment Portfolio, marketable securities, and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates.  The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment.  As of March 31, 2013, approximately 53% of our debt investment portfolio (at cost) bore interest at floating rates with 99% of those floating-rate debt investments (at cost) subject to contractual minimum interest rates.  As of March 31, 2013, we had no Marketable securities and idle funds investments.  Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the long term interest rates on our outstanding SBIC debentures, which comprise the majority of our outstanding debt, are fixed for the 10-year life of such debt.  As of March 31, 2013, we had not entered into any interest rate hedging arrangements. At March 31, 2013, based on our applicable levels of our Credit Facility and floating-rate debt investments, a 1% change in interest rates would not have a material effect on our level of interest expense or our level of interest income from debt investments.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer and President, our Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chairman, Chief Executive Officer and President, our Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934.  There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, that we filed with the SEC on March 8, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2013, we issued 164,760 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933.  The aggregate value for the shares of common stock issued during the three months ended March 31, 2013, under the dividend reinvestment plan was approximately $5.3 million.

During the three months ended March 31, 2013, we issued 18,125 shares to our common stock to an unaffiliated entity in exchange for an obligation, pursuant to the exemption from registration provided by Section 4(2) under the Securities Act of 1933.  The value of these shares was $0.6 million.

Item 6. Exhibits

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit

3.1*	Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on March 6, 2013 (File No. 1-33723)).

4.1*

Form of Indenture between Main Street Capital Corporation and The Bank of New York Mellon Trust Company, N.A. (previously filed as Exhibit (d)(6) to Main Street Capital Corporation’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on March 28, 2013 (Reg. No. 333-183555)).

4.2*

Form of First Supplemental Indenture relating to the 6.125% Senior Unsecured Notes due 2023, between Main Street Capital Corporation and The Bank of New York Mellon Trust Company, N.A. (previously filed as Exhibit (d)(8) to Main Street Capital Corporation’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on March 28, 2013 (Reg. No. 333-183555)).

4.3*

Form of 6.125% Senior Unsecured Notes due 2023 (previously filed as Exhibit (d)(9) to Main Street Capital Corporation’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on March 28, 2013 (Reg. No. 333-183555)).

10.1*

Sixth Amendment to Amended and Restated Credit Agreement dated March 25, 2013 (previously filed as Exhibit (k)(15) to Main Street Capital Corporation’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on March 28, 2013 (Reg. No. 333-183555)).

10.2*

Seventh Amendment to Amended and Restated Credit Agreement dated May 8, 2013 (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on May 8, 2013 (File No. 1-33723)).

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

Main Street Capital Corporation

Date: May 10, 2013	/s/ Vincent D. Foster
Vincent D. Foster
Chairman, President and Chief Executive Officer (principal executive officer)

Date: May 10, 2013	/s/ Todd A. Reppert
Todd A. Reppert
Executive Vice Chairman

Date: May 10, 2013	/s/ Dwayne L. Hyzak
Dwayne L. Hyzak
Chief Financial Officer and Senior Managing Director (principal financial officer)

Date: May 10, 2013	/s/ Shannon D. Martin
Shannon D. Martin
Vice President and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).