Form 10-Q
period 2013-06-30
Main Street Capital CORP
filed 2013-08-09
CIK 1396440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the issuer’s common stock as of August 8, 2013 was 35,040,016.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Portfolio investments at fair value:
Control investments (cost: $235,029 and $217,483 as of June 30, 2013 and December 31, 2012, respectively)	$302,558	$278,475
Affiliate investments (cost: $187,622 and $142,607 as of June 30, 2013 and December 31, 2012, respectively)	230,293	178,413
Non-Control/Non-Affiliate investments (cost: $567,997 and $456,975 as of June 30, 2013 and December 31, 2012, respectively)	581,244	467,543
Investment in affiliated Investment Manager (cost: $2,668 as of December 31, 2012)	—	—

Total portfolio investments (cost: $990,648 and $819,733 as of June 30, 2013 and December 31, 2012, respectively)	1,114,095	924,431
Marketable securities and idle funds investments (cost: $22,502 and $28,469 as of June 30, 2013 and December 31, 2012, respectively)	21,759	28,535

Total investments (cost: $1,013,150 and $848,202 as of June 30, 2013 and December 31, 2012, respectively)	1,135,854	952,966

Cash and cash equivalents	41,220	63,517
Interest receivable and other assets	12,168	14,580
Receivable for securities sold	31,213	—
Deferred financing costs (net of accumulated amortization of $3,430 and $3,203 as of June 30, 2013 and December 31, 2012, respectively)	7,994	5,162

Total assets	$1,228,449	$1,036,225

LIABILITIES

SBIC debentures (par: $225,000 as of June 30, 2013 and December 31, 2012, par of $100,000 is recorded at a fair value of $87,123 and $86,467 as of June 30, 2013 and December 31, 2012, respectively)	$212,123	$211,467
Credit facility	215,000	132,000
Notes payable	92,000	—
Payable for securities purchased	26,605	20,661
Deferred tax liability, net	11,006	11,778
Accounts payable and other liabilities	5,782	4,527
Interest payable	5,626	3,562
Dividend payable	4,924	5,188
Payable to affiliated Investment Manager	—	4,066

Total liabilities	573,066	393,249

Commitments and contingencies (Note M)

NET ASSETS

Common stock, $0.01 par value per share (150,000,000 shares authorized; 35,014,302 and 34,589,484 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively)	350	346
Additional paid-in capital	553,011	544,136
Accumulated net investment income, net of cumulative dividends of $159,506 and $115,401 as of June 30, 2013 and December 31, 2012, respectively	26,879	35,869
Accumulated net realized gain from investments (accumulated net realized gain from investments of of $10,241 before cumulative dividends of $28,993 as of June 30, 2013 and accumulated net realized gain from investments of $9,838 before cumulative dividends of $28,993 as of December 31, 2012)	(18,752)	(19,155)
Net unrealized appreciation, net of income taxes	93,895	81,780

Total net assets	655,383	642,976

Total liabilities and net assets	$1,228,449	$1,036,225

NET ASSET VALUE PER SHARE	$18.72	$18.59

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$8,169	$6,083	$14,703	$11,850
Affiliate investments	5,399	4,141	11,060	9,814
Non-Control/Non-Affiliate investments	13,862	10,101	27,000	18,248
Interest, fee and dividend income	27,430	20,325	52,763	39,912
Interest and dividends from marketable securities, idle funds and other	370	517	681	1,489
Total investment income	27,800	20,842	53,444	41,401
EXPENSES:
Interest	(5,542)	(4,180)	(9,424)	(8,044)
Compensation	(2,574)	—	(2,574)	—
General and administrative	(1,249)	(554)	(1,937)	(1,162)
Expenses reimbursed to affiliated Investment Manager	—	(2,702)	(3,189)	(5,359)
Share-based compensation	(602)	(580)	(1,205)	(1,161)
Total expenses	(9,967)	(8,016)	(18,329)	(15,726)
NET INVESTMENT INCOME	17,833	12,826	35,115	25,675

NET REALIZED GAIN (LOSS) FROM INVESTMENTS:
Control investments	—	(96)	—	(2,061)
Affiliate investments	—	(3,732)	—	5,500
Non-Control/Non-Affiliate investments	483	174	140	337
Marketable securities and idle funds investments	322	325	263	1,033
Total net realized gain (loss) from investments	805	(3,329)	403	4,809
NET REALIZED INCOME	18,638	9,497	35,518	30,484

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION):
Portfolio investments	6,337	17,515	16,415	22,023
Marketable securities and idle funds investments	(743)	(55)	(810)	(84)
SBIC debentures	555	(1,808)	(657)	(1,508)
Investment in affiliated Investment Manager	—	—	—	(51)
Total net change in unrealized appreciation	6,149	15,652	14,948	20,380

INCOME TAXES:
Federal and state income, excise, and other taxes	(752)	(601)	(1,422)	(1,270)
Deferred taxes	(31)	(395)	(1,411)	(1,602)
Income tax provision	(783)	(996)	(2,833)	(2,872)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	24,004	24,153	47,633	47,992
Noncontrolling interest	—	—	—	(54)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS ATTRIBUTABLE TO COMMON STOCK	$24,004	$24,153	$47,633	$47,938

NET INVESTMENT INCOME PER SHARE - BASIC AND DILUTED	$0.51	$0.47	$1.01	$0.94
NET REALIZED INCOME PER SHARE - BASIC AND DILUTED	$0.54	$0.35	$1.02	$1.12
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS ATTRIBUTABLE TO COMMON STOCK PER SHARE - BASIC AND DILUTED	$0.69	$0.88	$1.37	$1.77

DIVIDENDS PAID PER SHARE:
Regular monthly dividends	$0.47	$0.42	$0.92	$0.83
Supplemental dividends	—	—	0.35	—
Total	$0.47	$0.42	$1.27	$0.83

WEIGHTED AVERAGE SHARES OUTSTANDING -
BASIC AND DILUTED	34,803,729	27,365,758	34,751,905	27,118,421

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(in thousands, except shares)

(Unaudited)

					Accumulated	Net Unrealized			Total Net
				Accumulated	Net Realized	Appreciation from			Assets
	Common Stock		Additional	Net Investment	Gain From	Investments,			Including
	Number	Par	Paid-In	Income, Net	Investments,	Net of Income	Total Net	Noncontrolling	Noncontrolling
	of Shares	Value	Capital	of Dividends	Net of Dividends	Taxes	Asset Value	Interest	Interest

Balances at December 31, 2011	26,714,384	$267	$360,164	$12,531	$(20,445)	$53,194	$405,711	$5,477	$411,188

Public offering of common stock, net of offering costs	4,312,500	43	92,913				92,956		92,956
MSC II noncontrolling interest acquisition	229,634	2	5,328	—	—	—	5,330	(5,417)	(87)
Adjustment to investment in Investment Manager related to MSC II noncontrolling interest acquisition	—	—	(1,616)	—	—	—	(1,616)	—	(1,616)
Share-based compensation	—	—	1,161	—	—	—	1,161	—	1,161
Purchase of vested stock for employee payroll tax withholding	(7,858)		(199)				(199)		(199)
Dividend reinvestment	200,961	2	4,712	—	—	—	4,714	—	4,714
Issuance of restricted stock	139,033	1	(1)	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(114)	(114)
Dividends to stockholders	—	—	—	(9,068)	(13,523)	—	(22,591)	—	(22,591)
Net increase resulting from operations	—	—	—	25,675	4,809	17,508	47,992	—	47,992
Noncontrolling interest	—	—	—	—	—	(54)	(54)	54	—

Balances at June 30, 2012	31,588,654	$315	$462,462	$29,138	$(29,159)	$70,648	$533,404	$—	$533,404

Balances at December 31, 2012	34,589,484	$346	$544,136	$35,869	$(19,155)	$81,780	$642,976	$—	$642,976

Share-based compensation	—	—	1,205	—	—	—	1,205	—	1,205
Purchase of vested stock for employee payroll tax withholding	(19,460)	—	(523)	—	—	—	(523)	—	(523)
Dividend reinvestment	173,926	2	5,580	—	—	—	5,582	—	5,582
Issuance of restricted stock	252,227	2	(2)	—	—	—	—	—	—
Consolidation of Investment Manager	—	—	2,037	—	—	—	2,037	—	2,037
Issuances of common stock	18,125	—	578	—	—	—	578	—	578
Dividends to stockholders	—	—	—	(44,105)	—	—	(44,105)	—	(44,105)
Net increase resulting from operations	—	—	—	35,115	403	12,115	47,633	—	47,633

Balances at June 30, 2013	35,014,302	$350	$553,011	$26,879	$(18,752)	$93,895	$655,383	$—	$655,383

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$47,633	$47,992
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(353,620)	(261,019)
Proceeds from sales and repayments of debt investments	178,750	131,852
Proceeds from sale of equity investments in portfolio companies	—	26,547
Investments in marketable securities and idle funds investments	(52,503)	(7,596)
Proceeds from marketable securities and idle funds investments	42,469	27,212
Net change in unrealized appreciation	(14,948)	(20,380)
Net realized (gain) loss from investments	(403)	(4,809)
Accretion of unearned income	(5,079)	(6,405)
Payment-in-kind interest	(2,368)	(1,529)
Cumulative dividends	(467)	(133)
Share-based compensation expense	1,205	1,161
Amortization of deferred financing costs	538	467
Deferred taxes	1,411	1,622
Changes in other assets and liabilities:
Interest receivable and other assets	2,913	(346)
Interest payable	2,064	(100)
Payable to affiliated Investment Manager	(3,960)	(2,071)
Accounts payable and other liabilities	(330)	553
Deferred fees and other	1,500	623
Net cash provided by (used in) operating activities	(155,195)	(66,359)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	—	92,956
Proceeds from public offering of 6.125% Notes	92,000	—
Dividends paid to stockholders	(38,787)	(17,528)
Proceeds from credit facility	250,000	114,000
Repayments on credit facility	(167,000)	(133,000)
Payment of deferred loan costs and SBIC debenture fees	(3,370)	(292)
Other	55	(451)
Net cash provided by (used in) financing activities	132,898	55,685

Net increase (decrease) in cash and cash equivalents	(22,297)	(10,674)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63,517	42,650
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$41,220	$31,976

Supplemental cash flow disclosures:
Interest Paid	$6,827	$7,677
Taxes paid	$4,466	$473
Non-cash financing activities:
Shares issued pursuant to the DRIP	$5,580	$4,714

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2013

(in thousands)

(Unaudited)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Control Investments (5)

Bond-Coat, Inc.	Casing and Tubing Coating Services
		12% Secured Debt (Maturity - December 28, 2017)	14,750	14,565	14,565
		Common Stock (Fully diluted 43.4%)		6,350	7,150
				20,915	21,715

Café Brazil, LLC	Casual Restaurant Group
		Member Units (Fully diluted 69.0%) (8)		1,742	6,770

California Healthcare Medical Billing, Inc.	Outsourced Billing and Revenue Cycle Management
		12% Secured Debt (Maturity - October 17, 2015)	8,103	7,942	8,094
		Warrants (Fully diluted 21.3%)		1,193	3,380
		Common Stock (Fully diluted 9.8%)		1,177	1,560
				10,312	13,034

CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units (Fully diluted 41.6%) (8)		1,300	9,650

Ceres Management, LLC (Lambs Tire & Automotive)	Aftermarket Automotive Services Chain
		14% Secured Debt (Maturity - May 31, 2018)	4,000	4,000	4,000
		Class B Member Units (12% cumulative) (8)		3,100	3,100
		Member Units (Fully diluted 100.0%)		5,273	510
		9.5% Secured Debt (Lamb’s Real Estate Investment I, LLC) (Maturity - October 1, 2025)	1,041	1,041	1,041
		Member Units (Lamb’s Real Estate Investment I, LLC) (Fully diluted 100%)		625	730
				14,039	9,381

Condit Exhibits, LLC	Tradeshow Exhibits / Custom Displays
		13% Current / 5% PIK Secured Debt (Maturity - July 1, 2013)	4,661	4,661	4,661
		Warrants (Fully diluted 47.9%)		320	1,400
				4,981	6,061

Gulf Manufacturing, LLC	Manufacturer of Specialty Fabricated Industrial Piping Products
		9% PIK Secured Debt (Ashland Capital IX, LLC) (Maturity - June 30, 2017)	919	919	919
		Member Units (Fully diluted 34.2%) (8)		2,980	12,660
				3,899	13,579

Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
		9% Secured Debt (Maturity - June 4, 2015)	4,896	4,591	4,896
		Preferred Stock (8% cumulative) (8)		1,124	1,124
		Common Stock (Fully diluted 34.5%) (8)		718	1,340
				6,433	7,360

Hawthorne Customs and Dispatch Services, LLC	Facilitator of Import Logistics, Brokerage, and Warehousing
		Member Units (Fully diluted 47.6%) (8)		589	440
		Member Units (Wallisville Real Estate, LLC) (Fully diluted 59.1%) (8)		1,215	1,890
				1,804	2,330

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Hydratec, Inc.	Designer and Installer of Micro-Irrigation Systems
		Prime Plus 1%, Current Coupon 9%, Secured Debt (Maturity - October 31, 2013) (9)	375	375	375
		Common Stock (Fully diluted 94.2%) (8)		7,095	13,350
				7,470	13,725

Impact Telecom, Inc.	Telecommunications Services
		LIBOR Plus 4.50%, Current Coupon 6.50%, Secured Debt (Maturity - May 31, 2018)	2,500	2,493	2,493
		13% Secured Debt (Maturity - May 31, 2018)	22,500	14,233	14,233
		Warrants (Fully diluted 40.0%)		8,000	8,000
				24,726	24,726

Indianapolis Aviation Partners, LLC	Fixed Base Operator
		15% Secured Debt (Maturity - September 15, 2014)	3,850	3,734	3,850
		Warrants (Fully diluted 30.1%)		1,129	1,940
				4,863	5,790

Jensen Jewelers of Idaho, LLC	Retail Jewelry Store
		Prime Plus 2%, Current Coupon 5.25%, Secured Debt (Maturity - November 14, 2013) (9)	1,597	1,597	1,597
		13% Current / 6% PIK Secured Debt (Maturity - November 14, 2013)	1,657	1,657	1,657
		Member Units (Fully diluted 60.8%) (8)		811	2,770
				4,065	6,024

Lighting Unlimited, LLC	Commercial and Residential Lighting Products and Design Services
		8% Secured Debt (Maturity - August 22, 2014)	1,784	1,784	1,784
		Preferred Stock (non-voting)		476	162
		Warrants (Fully diluted 7.1%)		54	—
		Common Stock (Fully diluted 70.0%) (8)		100	—
				2,414	1,946

Marine Shelters Holdings, LLC (LoneStar Marine Shelters)	Fabricator of Marine and Industrial Shelters
		12% Secured Debt (Maturity - December 28, 2017)	10,250	10,060	10,060
		Preferred Stock (Fully diluted 26.7%)		3,750	3,750
				13,810	13,810

Mid-Columbia Lumber Products, LLC	Manufacturer of Finger- Jointed Lumber Products
		10% Secured Debt (Maturity - December 18, 2017)	1,750	1,750	1,750
		12% Secured Debt (Maturity - December 18, 2017)	3,900	3,900	3,900
		9.5% Secured Debt (Mid - Columbia Real Estate, LLC) (Maturity - May 13, 2025)	994	994	994
		Warrants (Fully diluted 9.2%)		90	800
		Member Units (Fully diluted 42.9%)		1,042	3,850
		Member Units (Mid - Columbia Real Estate, LLC) (Fully diluted 50.0%) (8)		250	270
				8,026	11,564

NAPCO Precast, LLC	Precast Concrete Manufacturing
		Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity - February 1, 2016) (9)	2,923	2,886	2,886
		18% Secured Debt (Maturity - February 1, 2016)	4,468	4,408	4,408
		Member Units (Fully diluted 44.0%)		2,975	4,790
				10,269	12,084

NRI Clinical Research, LLC	Clinical Research Center
		14% Secured Debt (Maturity - September 8, 2016)	4,595	4,395	4,395
		Warrants (Fully diluted 12.5%) (8)		252	480
		Member Units (Fully diluted 24.8%) (8)		500	960
				5,147	5,835

NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		12% Secured Debt (Maturity - December 22, 2016)	12,100	11,288	12,100
		Warrants (Fully diluted 12.2%)		817	1,250
		Member Units (Fully diluted 43.2%) (8)		2,900	4,410
				15,005	17,760

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
OMi Holdings, Inc.	Manufacturer of Overhead Cranes
		Common Stock (Fully diluted 48.0%)		1,080	8,740

Pegasus Research Group, LLC (Televerde)	Telemarketing and Data Services
		15% Secured Debt (Maturity - January 6, 2016)	4,991	4,952	4,991
		Member Units (Fully diluted 43.7%) (8)		1,250	4,800
				6,202	9,791

PPL RVs, Inc.	Recreational Vehicle Dealer
		11.1% Secured Debt (Maturity - June 10, 2015)	8,310	8,265	8,310
		Common Stock (Fully diluted 51.1%)		2,150	6,080
				10,415	14,390

Principle Environmental, LLC	Noise Abatement Services
		12% Secured Debt (Maturity - February 1, 2016)	3,506	2,987	3,506
		12% Current / 2% PIK Secured Debt (Maturity - February 1, 2016)	3,931	3,878	3,925
		Warrants (Fully diluted 14.2%)		1,200	3,860
		Member Units (Fully diluted 22.6%)		1,863	6,150
				9,928	17,441

River Aggregates, LLC	Processor of Construction Aggregates
		12% Secured Debt (Maturity - March 30, 2016) (14)	3,860	3,662	2,250
		Warrants (Fully diluted 20.0%)		202	—
		Member Units (Fully diluted 40.0%)		550	—
		Member Units (RA Properties, LLC) (Fully diluted 50.0%)		269	269
				4,683	2,519

The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
		4.5% Current / 4.5% PIK Secured Debt (Maturity - October 2, 2013)	1,079	1,079	1,079
		6% Current / 6% PIK Secured Debt (Maturity - October 2, 2013)	5,639	5,621	5,451
		Warrants (Fully diluted 52.3%)		1,096	—
				7,796	6,530

Thermal and Mechanical Equipment, LLC	Commercial and Industrial Engineering Services
		Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity - September 25, 2014) (9)	818	816	818
		13% Current / 5% PIK Secured Debt (Maturity - September 25, 2014)	2,607	2,593	2,607
		Member Units (Fully diluted 52.6%) (8)		1,000	10,080
				4,409	13,505

Uvalco Supply, LLC	Farm and Ranch Supply Store
		Member Units (Fully diluted 42.8%) (8)		1,113	3,230

Van Gilder Insurance Corporation	Insurance Brokerage
		8% Current / 3% PIK Secured Debt (Maturity - January 31, 2014)	878	878	878
		8% Current / 3% PIK Secured Debt (Maturity - January 31, 2016)	1,187	1,177	1,177
		13% Current / 3% PIK Secured Debt (Maturity - January 31, 2016)	6,243	5,518	5,518
		Warrants (Fully diluted 10.0%)		1,209	1,510
		Common Stock (Fully diluted 15.5%)		2,500	2,350
				11,282	11,433

Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage
		13% Secured Debt (Maturity - December 23, 2016)	3,204	3,152	3,152
		Series A Preferred Stock (Fully diluted 50.9%)		3,000	2,000
		Common Stock (Fully diluted 19.1%)		3,706	60
				9,858	5,212

Ziegler’s NYPD, LLC	Casual Restaurant Group
		Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity - October 1, 2013) (9)	1,000	999	999
		13% Current / 5% PIK Secured Debt (Maturity - October 1, 2013)	5,449	5,444	5,444
		Warrants (Fully diluted 46.6%)		600	180
				7,043	6,623

Subtotal Control Investments (26.6% of total investments at fair value)				235,029	302,558

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2013

(in thousands)

(Unaudited)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Affiliate Investments (6)

American Sensor Technologies, Inc.	Manufacturer of Commercial / Industrial Sensors
		Warrants (Fully diluted 19.6%)		50	5,600

Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions
		13% Secured Debt (Maturity - April 17, 2017)	5,000	4,776	4,776
		Warrants (Fully diluted 7.5%)		200	390
				4,976	5,166

Congruent Credit Opportunities Fund II, LP (12) (13)	Investment Partnership
		LP Interests (Fully diluted 19.8%) (8)		22,536	22,996

Daseke, Inc.	Specialty Transportation Provider
		Common Stock (Fully diluted 12.6%)		3,213	10,260

Dos Rios Partners (12) (13)	Investment Partnership
		LP Interests (Dos Rios Partners, LP) (Fully diluted 27.69%)		1,105	1,105
		LP Interests (Dos Rios Partners - A, LP) (Fully diluted 9.14%)		220	220
				1,325	1,325

East Teak Fine Hardwoods, Inc.	Hardwood Products
		Common Stock (Fully diluted 5.0%) (8)		480	380

Freeport Financial SBIC Fund LP (12) (13)	Investment Partnership
		LP Interests (Fully diluted 9.9%)		297	297

Gault Financial, LLC (RMB Capital, LLC)	Purchases and Manages Liquidation of Distressed Assets
		14% Secured Debt (Maturity - November 21, 2016)	12,165	11,692	11,692
		Warrants (Fully diluted 22.5%)		400	240
				12,092	11,932

Houston Plating and Coatings, LLC	Plating and Industrial Coating Services
		Member Units (Fully diluted 11.1%) (8)		635	8,660

Indianhead Pipeline Services, LLC	Pipeline Support Services
		12% Secured Debt (Maturity - February 6, 2017)	8,275	7,802	8,271
		Preferred Equity (8% cumulative) (8)		1,750	1,750
		Warrants (Fully diluted 10.6%)		459	1,990
		Member Units (Fully diluted 12.1%) (8)		1	2,280
				10,012	14,291

Integrated Printing Solutions, LLC	Specialty Card Printing
		13% Secured Debt (Maturity - September 23, 2016)	12,500	11,880	11,880
		Preferred Equity (Fully diluted 11.0%)		2,000	2,000
		Warrants (Fully diluted 8.0%)		600	860
				14,480	14,740

irth Solutions, LLC	Damage Prevention Technology Information Services
		Member Units (Fully diluted 12.8%) (8)		624	2,990

KBK Industries, LLC	Specialty Manufacturer of Oilfield and Industrial Products
		12.5% Secured Debt (Maturity - September 28, 2017)	9,000	8,920	9,000
		Member Units (Fully diluted 17.9%) (8)		341	5,680
				9,261	14,680

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Olympus Building Services, Inc.	Custodial / Facilities Services
		12% Secured Debt (Maturity - March 27, 2014)	2,915	2,871	2,871
		12% Current / 3% PIK Secured Debt (Maturity - March 27, 2014)	1,029	1,029	1,029
		Warrants (Fully diluted 22.5%)		470	400
				4,370	4,300

OnAsset Intelligence, Inc.	Transportation Monitoring / Tracking Services
		12% PIK Secured Debt (Maturity - June 30, 2014)	1,800	1,128	1,128
		Preferred Stock (7% cumulative) (Fully diluted 3.9%) (8)		1,752	2,500
		Warrants (Fully diluted 11.9%)		1,573	1,293
				4,453	4,921

OPI International Ltd. (13)	Oil and Gas Construction Services
		Common Equity (Fully diluted 11.5%) (8)		1,371	4,971

PCI Holding Company, Inc.	Manufacturer of Industrial Gas Generating Systems
		12% Current / 4% PIK Secured Debt (Maturity - December 18, 2017)	4,857	4,769	4,769
		Preferred Stock (20% cumulative) (Fully diluted 19.4%) (8)		1,669	1,669
				6,438	6,438

Quality Lease and Rental Holdings, LLC	Rigsite Accommodation Unit Rental and Related Services
		12% Secured Debt (Maturity - January 8, 2018)	37,350	36,822	36,822
		Preferred Member Units (Rocaciea, LLC) (Fully diluted 20.0%)		2,500	2,500
				39,322	39,322

Radial Drilling Services Inc.	Oil and Gas Technology
		12% Secured Debt (Maturity - November 23, 2016)	4,200	3,553	3,553
		Warrants (Fully diluted 24.0%)		758	560
				4,311	4,113

Samba Holdings, Inc.	Intelligent Driver Record Monitoring Software and Services
		12.5% Secured Debt (Maturity - November 17, 2016)	11,481	11,335	11,481
		Common Stock (Fully diluted 19.4%)		1,707	3,930
				13,042	15,411

Spectrio LLC	Audio Messaging Services
		8% Secured Debt (Maturity - June 16, 2016)	280	280	280
		12% Secured Debt (Maturity - June 16, 2016)	17,990	17,610	17,963
		Warrants (Fully diluted 9.8%)		887	3,700
				18,777	21,943

SYNEO, LLC	Manufacturer of Specialty Cutting Tools and Punches
		12% Secured Debt (Maturity - July 13, 2016)	4,300	4,228	4,228
		10% Secured Debt (Leadrock Properties, LLC) (Maturity - May 4, 2026)	1,440	1,413	1,413
		Member Units (Fully diluted 11.1%)		1,036	1,036
				6,677	6,677

Texas Reexcavation LC	Hydro Excavation Services
		12% Current / 3% PIK Secured Debt (Maturity - December 31, 2017)	6,091	5,980	5,980
		Class A Member Units (Fully diluted 16.3)%		2,900	2,900
				8,880	8,880

Subtotal Affiliate Investments (20.3% of total investments at fair value)				187,622	230,293

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2013

(in thousands)

(Unaudited)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Non-Control/Non-Affiliate Investments (7)

AGS LLC (10)	Developer, Manufacturer, and Operator of Gaming Machines
		LIBOR Plus 10.00%, Current Coupon 11.50%, Secured Debt (Maturity - August 23, 2016) (9)	10,000	9,837	9,837

Ameritech College Operations, LLC	For-Profit Nursing and Healthcare College
		18% Secured Debt (Maturity - March 9, 2017)	6,050	5,951	6,050

AM General LLC (11)	Specialty Vehicle Manufacturer
		LIBOR Plus 9.00%, Current Coupon 10.25%, Secured Debt (Maturity - March 22, 2018) (9)	3,000	2,913	3,008

American Media, Inc. (11)	Magazine Operator
		11.50% Secured Bond (Maturity - December 15, 2017)	2,000	1,862	1,939

Ancestry.com Inc. (11)	Genealogy Software Service
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - December 27, 2018) (9)	3,644	3,508	3,651

Anchor Hocking, LLC (11)	Household Products Manufacturer
		LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity - May 21, 2020) (9)	7,000	6,931	7,064

Apria Healthcare Group, Inc. (11)	Home Healthcare Equipment
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - April 5, 2020) (9)	5,500	5,446	5,515

Artel, LLC (11)	Land-Based and Commercial Satellite Provider
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - November 27, 2017) (9)	4,875	4,831	4,851

Atkins Nutritionals Holdings II, Inc. (11)	Weight Management Food Products
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - January 2, 2019) (9)	1,995	1,995	2,001

Audio Visual Services Group, Inc. (11)	Hotel & Venue Audio Visual Operator
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - November 9, 2018) (9)	4,963	4,871	5,012
		LIBOR Plus 9.50%, Current Coupon 10.75%, Secured Debt (Maturity - May 9, 2019) (9)	5,000	4,906	5,000
				9,777	10,012

B. J. Alan Company	Retailer and Distributor of Consumer Fireworks
		14% Current / 2.5% PIK Secured Debt (Maturity - June 22, 2017)	11,093	11,008	11,008

BBTS Borrower LP (11)	Oil & Gas Exploration and Midstream Services
		LIBOR Plus 6.50%, Current Coupon 7.75%, Secured Debt (Maturity - June 4, 2019) (9)	7,000	6,931	6,974

Blackboard, Inc. (11)	Education Software Provider
		LIBOR Plus 4.75%, Current Coupon 6.25%, Secured Debt (Maturity - October 4, 2018) (9)	1,355	1,355	1,371
		LIBOR Plus 10.00%, Current Coupon 11.50%, Secured Debt (Maturity - April 4, 2019) (9)	2,000	1,859	2,040
				3,214	3,411

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Brand Connections, LLC	Venue-Based Marketing and Media
		12% Secured Debt (Maturity - April 30, 2015)	7,463	7,351	7,463

Brasa Holdings Inc. (11)	Upscale Full Service Restaurants
		LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity - July 18, 2019) (9)	3,483	3,395	3,526
		LIBOR Plus 9.50%, Current Coupon 11.00%, Secured Debt (Maturity - January 19, 2020) (9)	6,000	5,934	6,120
				9,329	9,646

Calloway Laboratories, Inc. (10)	Health Care Testing Facilities
		10.00% Current / 2.00% PIK Secured Debt (Maturity - September 30, 2014)	6,020	5,939	5,575
		Warrants (Fully diluted 1.5%)	—	17	17
				5,956	5,592

CDC Software Corporation (11)	Enterprise Application Software
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - August 6, 2018) (9)	4,218	4,181	4,223

Cedar Bay Generation Company LP (11)	Coal-Fired Cogeneration Plant
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - April 23, 2020) (9)	8,523	8,440	8,544

Charlotte Russe, Inc (11)	Fast-Fashion Retailer to Young Women
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - May 22, 2019) (9)	5,000	4,951	4,975

CHI Overhead Doors, Inc. (11)	Manufacturer of Overhead Garage Doors
		LIBOR Plus 4.25%, Current Coupon 5.75%, Secured Debt (Maturity - March 18, 2019) (9)	2,404	2,368	2,410
		LIBOR Plus 9.50%, Current Coupon 11.00%, Secured Debt (Maturity - September 18, 2019) (9)	2,500	2,460	2,525
				4,828	4,935

Collective Brands Finance, Inc. (11)	Specialty Footwear Retailer
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - September 20, 2019) (9)	2,494	2,494	2,531

Compact Power Equipment Centers Inc.	Equipment / Tool Rental
		6% Current / 6% PIK Secured Debt (Maturity - October 1, 2017)	3,800	3,782	3,782
		Series A Stock (8% cumulative) (Fully diluted 4.2%) (8)		960	1,749
				4,742	5,531

Confie Seguros Holding II Co. (11)	Insurance Brokerage Firm
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - November 9, 2018) (9)	4,923	4,856	4,923

CGSC of Delaware Holdings Corp. (11)	Insurance Brokerage Firm
		LIBOR Plus 7.00%, Current Coupon 8.25%, Secured Debt (Maturity - October 16, 2020) (9)	2,000	1,970	2,010

Connolly Holdings Inc. (11)	Audit Recovery Software
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - July 15, 2018) (9)	2,395	2,375	2,422
		LIBOR Plus 9.25%, Current Coupon 10.50%, Secured Debt (Maturity - January 15, 2019) (9)	2,000	1,964	2,020
				4,339	4,442

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Creative Circle, LLC (11)	Professional Staffing Firm
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - September 28, 2017) (9)	8,933	8,852	8,955

CST Industries Inc. (11)	Storage Tank Manufacturer
		LIBOR Plus 6.25%, Current Coupon 7.75%, Secured Debt (Maturity - May 22, 2017) (9)	11,875	11,729	11,890

Diversified Machine, Inc. (11)	Automotive Component Supplier
		LIBOR Plus 7.75%, Current Coupon 9.25%, Secured Debt (Maturity - December 21, 2017) (9)	1,989	1,953	2,029

Drilling Info, Inc.	Information Services for the Oil and Gas Industry
		Common Stock (Fully diluted 2.3%)		1,335	6,420

EB Sports Corp. (10)	Sporting Goods Manufacturer
		11.50% Secured Debt (Maturity - December 31, 2015)	10,000	10,000	9,950

Emerald Performance Materials, Inc. (11)	Specialty Chemicals Manufacturer
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - May 18, 2018) (9)	4,456	4,421	4,467

EnCap Energy Fund Investments (12) (13)	Investment Partnership
		LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%) (8)		2,374	2,491
		LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.) (Fully diluted 0.3%)		1,134	1,185
		LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)		366	366
		LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)		1,611	1,611
				5,485	5,653

Engility Corporation (11) (13)	Defense Software
		LIBOR Plus 4.50%, Current Coupon 5.75%, Secured Debt (Maturity - July 18, 2017) (9)	4,813	4,773	4,813

eResearch Technology, Inc. (11)	Provider of Technology-Driven Health Research
		LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity - May 2, 2018) (9)	4,030	3,907	4,055

Fairway Group Acquisition Company (11) (13)	Specialty Food Retail Stores
		LIBOR Plus 4.00%, Current Coupon 5.00%, Secured Debt (Maturity - August 17, 2018) (9)	3,980	3,980	3,988

Fender Musical Instruments Corporation (11)	Manufacturer of Musical Instruments
		LIBOR Plus 4.50%, Current Coupon 5.75%, Secured Debt (Maturity - April 3, 2019) (9)	500	495	502

Fishchbein Intermediary Corp. (11)	Packaging and Material Handling Equipment
		LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity - May 1, 2019) (9)	5,000	4,976	5,025

FC Operating, LLC (10)	Christian Specialty Retail Stores
		LIBOR Plus 10.75%, Current Coupon 12.00%, Secured Debt (Maturity - November 14, 2017) (9)	5,850	5,744	5,850

FishNet Security, Inc. (11)	Information Technology Value-Added Reseller
		LIBOR Plus 6.50%, Current Coupon 7.75%, Secured Debt (Maturity - November 30, 2017) (9)	7,960	7,888	7,960

Fram Group Holdings, Inc. (11)	Manufacturer of Automotive Maintenance Products
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - July 29, 2017) (9)	964	961	958
		LIBOR Plus 9.00%, Current Coupon 10.50%, Secured Debt (Maturity - January 29, 2018) (9)	1,000	996	976
				1,957	1,934

Gastar Exploration USA, Inc. (11)	Oil & Gas Exploration & Production
		8.63% Secured Bond (Maturity - May 15, 2018)	1,000	1,000	960

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
GFA Brands, Inc. (11) (13)	Distributor of Health Food Products
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - July 2, 2018) (9)	6,773	6,655	6,798

Grupo Hima San Pablo, Inc. (11)	Tertiary Care Hospitals
		LIBOR Plus 7.00%, Current Coupon 8.50%, Secured Debt (Maturity - January 31, 2018) (9)	4,988	4,893	4,888
		13.75 Secured Debt (Maturity - July 31, 2018) (9)	2,000	1,904	1,950
				6,797	6,838

Hayden Acquisition, LLC	Manufacturer of Utility Structures
		8% Secured Debt (Maturity - July 1, 2013) (15)	1,800	1,781	—

Healogics, Inc. (11)	Wound Care Management
		Common Equity (Fully diluted 0.02%) (8)		50	50

Hearthside Food Solutions, LLC (11)	Contract Food Manufacturer
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - June 5, 2018) (9)	3,970	3,936	3,990

Heckmann Corporation (11) (13)	Water Treatment and Disposal Services
		9.88% Unsecured Bond (Maturity - April 15, 2018)	3,500	3,500	3,649

Hudson Products Holdings, Inc. (11)	Manufacturer of Heat Transfer Equipment
		LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity - June 7, 2017) (9)	4,255	4,222	4,289

iEnergizer Limited (11) (13)	Provider of Business Outsourcing Solutions
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - May 1, 2019) (9)	7,000	6,874	6,913

Ipreo Holdings LLC (11)	Application Software for Capital Markets
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - August 5, 2017) (9)	5,637	5,569	5,700

iStar Financial Inc. (11) (13)	Real Estate Investment Trust
		LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity - March 19, 2016) (9)	69	68	69

Ivy Hill Middle Market Credit Fund III, Ltd. (12) (13)	Investment Partnership
		LIBOR Plus 6.50%, Current Coupon 6.70%, Secured Debt (Maturity - January 15, 2022)	2,000	1,692	2,000

Jackson Hewitt Tax Service Inc. (11)	Tax Preparation Services
		LIBOR Plus 8.50%, Current Coupon 10.00%, Secured Debt (Maturity - October 15, 2017) (9)	4,844	4,672	4,717

Joernes Healthcare, LLC (11)	Health Care Equipment & Supplies
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - March 28, 2018) (9)	6,500	6,438	6,468

Keypoint Government Solutions, Inc. (11)	Pre-Employment Screening Services
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - November 13, 2017) (9)	4,875	4,788	4,887

Learning Care Group (US) No. 2 Inc. (11)	Provider of Early Childhood Education
		LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity - May 8, 2019) (9)	5,500	5,446	5,490

LKCM Headwater Investments I, L.P. (12) (13)	Investment Partnership
		LP Interests (Fully diluted 2.27%) (8)		925	2,330

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Maverick Healthcare Group LLC (10)	Home Healthcare Products and Services
		LIBOR Plus 9.00%, Current Coupon 10.75%, Secured Debt (Maturity - December 30, 2016) (9)	4,888	4,888	4,906

Media Holdings, LLC (11) (13)	Internet Traffic Generator
		LIBOR Plus 13.00%, Current Coupon 15.00%, Secured Debt (Maturity - April 27, 2014) (9)	5,000	5,341	5,358

MediMedia USA, Inc. (11)	Provider of Healthcare Media and Marketing
		LIBOR Plus 6.75%, Current Coupon 8.00%, Secured Debt (Maturity - November 20, 2018) (9)	5,500	5,337	5,466

Medpace Intermediateco, Inc. (11)	Clinical Trial Development and Execution
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - June 19, 2017) (9)	3,626	3,587	3,644

Metal Services LLC (11)	Steel Mill Services
		LIBOR Plus 6.50%, Current Coupon 7.75%, Secured Debt (Maturity - June 30, 2017) (9)	4,988	4,898	5,020

Milk Specialties Company (11)	Processor of Nutrition Products
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - November 9, 2018) (9)	4,988	4,942	5,037

Miramax Film NY, LLC (11)	Motion Picture Producer and Distributor
		Class B Units (Fully diluted 0.2)%		500	719

Mitel US Holdings, Inc. (11)	Enterprise IP Telephone Provider
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - February 27, 2019) (9)	3,990	3,952	4,000

Modern VideoFilm, Inc. (10)	Post-Production Film Studio
		LIBOR Plus 9.00%, Current Coupon 10.50%, Secured Debt (Maturity - December 19, 2017) (9)	5,139	4,928	4,785
		Warrants (Fully diluted 2.5%)		151	1
				5,079	4,786

National Vision, Inc. (11)	Discount Optical Retailer
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - August 2, 2018) (9)	3,209	3,167	3,225

Neenah Foundry Company (11)	Operator of Iron Foundries
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - April 26, 2017) (9)	7,500	7,355	7,505

NGPL PipeCo, LLC (11)	Natural Gas Pipelines and Storage Facilities
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - September 15, 2017) (9)	8,582	8,466	8,547

Nice-Pak Products, Inc. (11)	Pre-Moistened Wipes Manufacturer
		LIBOR Plus 6.50%, Current Coupon 8.00%, Secured Debt (Maturity - June 18, 2014) (9)	4,972	4,888	4,798

NCP Investment Holdings, Inc.	Management of Outpatient Cardiac Cath Labs
		Class A and C Units (Fully diluted 3.3)% (8)		20	2,580

North American Breweries Holdings, LLC (11)	Operator of Specialty Breweries
		LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity - December 11, 2018) (9)	3,990	3,916	4,005

Northland Cable Television, Inc. (11)	Television Broadcasting
		LIBOR Plus 6.00%, Current Coupon 7.75%, Secured Debt (Maturity - December 30, 2016) (9)	4,738	4,647	4,690

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Oberthur Technologies SA (11) (13)	Smart Card, Printing, Identity, and Cash Protection Security
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - November 30, 2018) (9)	6,930	6,636	6,901

Orbitz Worldwide, Inc. (11) (13)	Online Travel Agent
		LIBOR Plus 3.50%, Current Coupon 4.50%, Secured Debt (Maturity - September 20, 2017) (9)	1,333	1,333	1,343
		LIBOR Plus 4.75%, Current Coupon 5.75%, Secured Debt (Maturity - March 20, 2019) (9)	1,167	1,167	1,173
				2,500	2,516

Otter Products, LLC (11)	Protective Cases for Mobile Devices
		LIBOR Plus 4.25%, Current Coupon 5.25%, Secured Debt (Maturity - April 29, 2019) (9)	1,000	1,001	1,004

Panolam Industries International, Inc. (11)	Decorative LaminateManufacturer
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - August 23, 2017) (9)	3,946	3,912	3,933

Permian Holdings, Inc. (11)	Storage Tank Manufacturer
		10.50% Secured Bond (Maturity - January 15, 2018)	1,500	1,500	1,455

Philadelphia Energy Solutions Refining and Marketing LLC (11)	Oil & Gas Refiner
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - April 4, 2018) (9)	2,993	2,950	2,985

Polyconcept Financial B.V. (11)	Promotional Products to Corporations and Consumers
		LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity - June 30, 2019) (9)	3,500	3,465	3,465

Preferred Proppants, LLC (11)	Producer of Sand Based Proppants
		LIBOR Plus 7.50%, Current Coupon 9.00%, Secured Debt (Maturity - December 15, 2016) (9)	5,912	5,806	5,623

Primesight Limited (10) (13)	Outdoor Advertising Operator
		11.25% Secured Debt (Maturity - October 17, 2015)	7,575	7,575	7,412

PRV Aerospace, LLC (11)	Aircraft Equipment Manufacturer
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - May 9, 2018) (9)	5,957	5,907	5,983

Radio One, Inc. (11)	Radio Broadcasting
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - March 31, 2016) (9)	2,917	2,882	2,986

Relativity Media, LLC (10)	Full-scale Film and Television Production and Distribution
		10.00% Secured Debt (Maturity - May 24, 2015)	4,904	4,839	4,904
		15.00% PIK Secured Debt (Maturity - May 24, 2015)	5,903	5,677	5,903
		Class A Units (Fully diluted 0.2)%		292	292
				10,808	11,099

Sabre Industries, Inc. (11)	Manufacturer of Telecom Structures and Equipment
		LIBOR Plus 4.75%, Current Coupon 5.75%, Secured Debt (Maturity - August 24, 2018) (9)	6,468	6,398	6,532

SAExploration, Inc. (10) (13)	Geophysical Services Provider
		11.00% Current / 2.50% PIK Secured Debt (Maturity - November 28, 2016)	8,000	8,107	8,107
		Common Stock (Fully diluted 0.01%)	—	65	65
				8,172	8,172

Shale-Inland Holdings, LLC (11)	Distributor of Pipe, Valves, and Fittings
		8.75% Secured Bond (Maturity - November 15, 2019)	3,000	3,000	3,060

Sonneborn, LLC (11)	Specialty Chemicals Manufacturer
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - March 30, 2018) (9)	2,863	2,816	2,892

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Sotera Defense Solutions, Inc. (11)	Defense Industry Intelligence Services
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - April 22, 2017) (9)	9,146	8,832	8,232

Sourcehov LLC (11)	Business Process Services
		LIBOR Plus 7.50%, Current Coupon 8.75%, Secured Debt (Maturity - April 30, 2018) (9)	1,500	1,485	1,512

Surgery Center 2 Holdings, Inc. (11)	Ambulatory Surgical Centers
		LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity - April 11, 2019) (9)	3,483	3,449	3,502

Sutherland Global Services, Inc. (11)	Business Process Outsourcing Provider
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - March 6, 2019) (9)	6,913	6,782	6,930

Targus Group International (11)	Protective Cases for Mobile Devices
		LIBOR Plus 9.50%, Current Coupon 11.00%, Secured Debt (Maturity - May 24, 2016) (9)	4,649	4,672	4,440

Technimark LLC (11)	Injection Molding
		LIBOR Plus 4.25%, Current Coupon 5.50%, Secured Debt (Maturity - April 17, 2019) (9)	4,000	3,961	4,040

TeleGuam Holdings, LLC (11)	Telecommunications Equipment
		LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity - December 1, 2018) (9)	7,000	6,965	6,965
		LIBOR Plus 7.50%, Current Coupon 8.75%, Secured Debt (Maturity - June 1, 2019) (9)	2,500	2,475	2,525
				9,440	9,490

Tervita Corporation (11) (13)	Oil and Gas Environmental Services
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - May 15, 2018) (9)	3,491	3,459	3,487

ThermaSys Corporation (11)	Manufacturer of Industrial Heat Exchanges
		LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity - May 3, 2019) (9)	8,000	7,922	8,004

The Tennis Channel, Inc. (10)	Television-Based Sports Broadcasting
		Warrants (Fully diluted 0.1%)		235	235

Therakos, Inc. (11)	Immune System Disease Treatment
		LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity - December 27, 2017) (9)	4,975	4,836	4,987

Totes Isotoner Corporation (11)	Weather Accessory Retail
		LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity - July 7, 2017) (9)	4,532	4,466	4,546

TriNet HR Corporation (11) (13)	Outsourced Human Resources Solutions
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - October 24, 2018) (9)	3,993	3,993	3,997

UniTek Global Services, Inc. (11)	Provider of Outsourced Infrastructure Services
		LIBOR Plus 7.50%, Current Coupon 9.00%, Secured Debt (Maturity - April 15, 2018) (9)	9,344	9,050	8,643

Universal Fiber Systems, LLC (10)	Manufacturer of Synthetic Fibers
		LIBOR Plus 5.75%, Current Coupon 7.50%, Secured Debt (Maturity - June 26, 2015) (9)	11,027	10,957	11,096

US Xpress Enterprises, Inc. (11)	Truckload Carrier
		LIBOR Plus 7.88%, Current Coupon 9.38%, Secured Debt (Maturity - November 13, 2016) (9)	6,313	6,202	6,314

Vantage Oncology, LLC (11)	Outpatient Radiation Oncology Treatment Centers
		9.50% Secured Bond (Maturity - June 15, 2017)	9,000	9,000	8,910

VFH Parent LLC (11)	Electronic Trading and Market Making
		LIBOR Plus 4.50%, Current Coupon 5.75%, Secured Debt (Maturity - July 8, 2016) (9)	4,782	4,778	4,827

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Visant Corporation (11)	School Affinity Stores
		LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity - December 22, 2016) (9)	3,882	3,882	3,711

Vision Solutions, Inc. (11)	Provider of Information Availability Software
		LIBOR Plus 4.50%, Current Coupon 6.00%, Secured Debt (Maturity - July 23, 2016) (9)	2,416	2,269	2,375
		LIBOR Plus 8.00%, Current Coupon 9.50%, Secured Debt (Maturity - July 23, 2017) (9)	5,000	4,965	4,950
				7,234	7,325

Walter Investment Management Corp. (11) (13)	Real Estate Services
		LIBOR Plus 4.50%, Current Coupon 5.75%, Secured Debt (Maturity - November 28, 2017) (9)	2,406	2,385	2,418

Wenner Media LLC (11)	Magazine Operator
		LIBOR Plus 9.50%, Current Coupon 10.75%, Secured Debt (Maturity - February 17, 2018) (9)	2,085	2,016	2,134

Western Dental Services, Inc. (11)	Dental Care Services
		LIBOR Plus 7.00%, Current Coupon 8.25%, Secured Debt (Maturity - November 1, 2018) (9)	4,975	4,839	4,978

Wilton Brands LLC (11)	Specialty Housewares Retailer
		LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity - August 30, 2018) (9)	1,925	1,891	1,934

Wireco Worldgroup Inc. (11)	Manufacturer of Synthetic Lifting Products
		LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity - February 15, 2017) (9)	2,481	2,461	2,484

Xerium Technologies, Inc. (11)	Paper Production Equipment
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - May 17, 2019) (9)	2,000	1,990	2,014

YP Holdings LLC (11)	Online and Offline Advertising Operator
		LIBOR Plus 6.75%, Current Coupon 8.00%, Secured Debt (Maturity - June 30, 2018) (9)	3,990	3,892	3,947

Zilliant Incorporated	Price Optimization and Margin Management Solutions
		12% Secured Debt (Maturity - June 15, 2017)	8,000	6,957	6,957
		Warrants (Fully diluted 2.7%)		1,071	1,071
				8,028	8,028

Subtotal Non-Control/Non-Affiliate Investments (51.2% of total investments at fair value)				567,997	581,244

Total Portfolio Investments, June 30, 2013				990,648	1,114,095

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2013

(in thousands)

(Unaudited)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Marketable Securities and Idle Funds Investments

	Investments in Marketable Securities and Diversified, Registered Bond Funds

Other Marketable Securities and Idle Funds Investments (13)				22,502	21,759

Subtotal Marketable Securities and Idle Funds Investments (1.9% of total investments at fair value)				22,502	21,759

Total Investments, June 30, 2013				$1,013,150	$1,135,854

(1)         All investments are Lower Middle Market portfolio investments, unless otherwise noted.

(2)         Debt investments are generally income producing, unless otherwise noted. Equity and warrants are non-income producing, unless otherwise noted.

(3)         See Note C – Fair Value Hierarchy for Investments and Debentures – Portfolio Investment Composition for summary geographic location of portfolio companies.

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

(10)  Private Loan portfolio investment. See Note C – Fair Value Hierarchy for Investments and Debentures – Portfolio Investment Composition for the definition of the term Private Loan.

(11)  Middle Market portfolio investment. See Note C – Fair Value Hierarchy for Investments and Debentures – Portfolio Investment Composition for the definition of the term Middle Market.

(12)  Other Portfolio investment. See Note C – Fair Value Hierarchy for Investments and Debentures – Portfolio Investment Composition for the definition of the term Other Portfolio.

(13)  Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets.

(14)  Non-accrual and non-income producing investment.

(15)  Fully impaired and non-income producing investment.

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

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(in thousands)

(Unaudited)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Affiliate Investments (6)

American Sensor Technologies, Inc.	Manufacturer of Commercial / Industrial Sensors
		Warrants (Fully diluted 19.6%)		50	4,170

Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions
		13% Secured Debt (Maturity - April 17, 2017)	5,000	4,754	4,754
		Warrants (Fully diluted 7.5%)		200	310
				4,954	5,064

Congruent Credit Opportunities Fund II, LP (12) (13)	Investment Partnership
		LP Interests (Fully diluted 19.8%) (8)		19,049	19,174

Daseke, Inc.	Specialty Transportation Provider
		Common Stock (Fully diluted 12.6%)		1,427	7,310

East Teak Fine Hardwoods, Inc.	Hardwood Products
		Common Stock (Fully diluted 5.0%)		480	380

Gault Financial, LLC (RMB Capital, LLC)	Purchases and Manages Liquidation of Distressed Assets
		14% Secured Debt (Maturity - November 21, 2016)	9,828	9,348	9,348
		Warrants (Fully diluted 22.5%)		400	240
				9,748	9,588

Houston Plating and Coatings, LLC	Plating and Industrial Coating Services
		Member Units (Fully diluted 11.1%) (8)		635	8,280

Indianhead Pipeline Services, LLC	Pipeline Support Services
		12% Secured Debt (Maturity - February 6, 2017)	8,725	8,186	8,186
		Preferred Equity (Fully diluted 8.0%) (8)		1,676	1,676
		Warrants (Fully diluted 10.6%)		459	1,490
		Member Units (Fully diluted 4.1%) (8)		1	50
				10,322	11,402

Integrated Printing Solutions, LLC	Specialty Card Printing
		13% Secured Debt (Maturity - September 23, 2016)	12,500	11,807	11,807
		Preferred Equity (Fully diluted 11.0%)		2,000	2,000
		Warrants (Fully diluted 8.0%)		600	1,100
				14,407	14,907

irth Solutions, LLC	Damage Prevention Technology Information Services
		12% Secured Debt (Maturity - December 29, 2015)	3,587	3,543	3,587
		Member Units (Fully diluted 12.8%) (8)		624	2,750
				4,167	6,337

KBK Industries, LLC	Specialty Manufacturer of Oilfield and Industrial Products
		12.5% Secured Debt (Maturity - September 28, 2017)	9,000	8,913	9,000
		Member Units (Fully diluted 17.9%) (8)		341	5,550
				9,254	14,550

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Olympus Building Services, Inc.	Custodial / Facilities Services
		12% Secured Debt (Maturity - March 27, 2014)	3,050	2,975	2,975
		12% Current / 3% PIK Secured Debt (Maturity - March 27, 2014)	1,014	1,014	1,014
		Warrants (Fully diluted 22.5%)		470	470
				4,459	4,459

OnAsset Intelligence, Inc.	Transportation Monitoring / Tracking Services
		12% Secured Debt (Maturity - April 18, 2013)	1,500	1,500	1,500
		Preferred Stock (7% cumulative) (Fully diluted 5.8%) (8)		1,692	2,440
		Warrants (Fully diluted 4.0%)		830	550
				4,022	4,490

OPI International Ltd. (13)	Oil and Gas Construction Services
		Common Equity (Fully diluted 11.5%) (8)		1,371	4,971

PCI Holding Company, Inc.	Manufacturer of Industrial Gas Generating Systems
		12% Current / 4% PIK Secured Debt (Maturity - December 18, 2017)	5,008	4,909	4,909
		Preferred Stock (20% cumulative) (Fully diluted 19.4%) (8)		1,511	1,511
				6,420	6,420

Radial Drilling Services Inc.	Oil and Gas Technology
		12% Secured Debt (Maturity - November 23, 2016)	4,200	3,485	3,485
		Warrants (Fully diluted 24.0%)		758	758
				4,243	4,243

Samba Holdings, Inc.	Intelligent Driver Record Monitoring Software and Services
		12.5% Secured Debt (Maturity - November 17, 2016)	11,923	11,754	11,923
		Common Stock (Fully diluted 19.4%)		1,707	3,670
				13,461	15,593

Spectrio LLC	Audio Messaging Services
		8% Secured Debt (Maturity - June 16, 2016)	280	280	280
		12% Secured Debt (Maturity - June 16, 2016)	17,990	17,559	17,963
		Warrants (Fully diluted 9.8%)		887	3,420
				18,726	21,663

SYNEO, LLC	Manufacturer of Specialty Cutting Tools and Punches
		12% Secured Debt (Maturity - July 13, 2016)	4,300	4,218	4,218
		10% Secured Debt (Leadrock Properties, LLC) (Maturity - May 4, 2026)	1,440	1,413	1,413
		Member Units (Fully diluted 11.1%)		1,000	1,000
				6,631	6,631

Texas Reexcavation LC	Hydro Excavation Services
		12% Current / 3% PIK Secured Debt (Maturity - December 31, 2017)	6,001	5,881	5,881
		Class A Member Units (Fully diluted 16.3)%		2,900	2,900
				8,781	8,781

Subtotal Affiliate Investments (18.7% of total investments at fair value)				142,607	178,413

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(in thousands)

(Unaudited)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Non-Control/Non-Affiliate Investments (7)

AGS LLC (10)	Developer, Manufacturer, and Operator of Gaming Machines
		LIBOR Plus 10.00%, Current Coupon 11.50%, Secured Debt (Maturity - August 23, 2016) (9)	9,423	9,239	9,239

Ameritech College Operations, LLC	For-Profit Nursing and Healthcare College
		18% Secured Debt (Maturity - March 9, 2017)	6,050	5,942	6,050

Ancestry.com Inc. (11)	Genealogy Software Service
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - December 27, 2018) (9)	7,000	6,720	6,767

Artel, LLC (11)	Land-Based and Commercial Satellite Provider
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - November 27, 2017) (9)	5,000	4,951	4,950

Associated Asphalt Partners, LLC (11)	Liquid Asphalt Supplier
		LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity - March 9, 2018) (9)	9,400	9,250	9,259

Audio Visual Services Group, Inc. (11)	Hotel & Venue Audio Visual Operator
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - November 9, 2018) (9)	5,000	4,901	4,919
		LIBOR Plus 9.50%, Current Coupon 10.75%, Secured Debt (Maturity - May 9, 2019) (9)	5,000	4,901	4,938
				9,802	9,857

B. J. Alan Company	Retailer and Distributor of Consumer Fireworks
		14% Current / 2.5% PIK Secured Debt (Maturity - June 22, 2017)	10,134	10,042	10,042

Blackboard, Inc. (11)	Education Software Provider
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - October 4, 2018) (9)	1,361	1,319	1,379
		LIBOR Plus 10.00%, Current Coupon 11.50%, Secured Debt (Maturity - April 4, 2019) (9)	2,000	1,852	1,927
				3,171	3,306

Brand Connections, LLC	Venue-Based Marketing and Media
		12% Secured Debt (Maturity - April 30, 2015)	7,974	7,828	7,974

Brasa Holdings Inc. (11)	Upscale Full Service Restaurants
		LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity - July 18, 2019) (9)	3,491	3,395	3,525
		LIBOR Plus 9.50%, Current Coupon 11.00%, Secured Debt (Maturity - January 19, 2020) (9)	2,000	1,927	2,030
				5,322	5,555

Calloway Laboratories, Inc. (10)	Health Care Testing Facilities
		10.00% Current / 2.00% PIK Secured Debt (Maturity - September 30, 2014)	5,479	5,361	5,479

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
CDC Software Corporation (11)	Enterprise Application Software
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - August 6, 2018) (9)	4,239	4,199	4,260

CHI Overhead Doors, Inc. (11)	Manufacturer of Overhead Garage Doors
		LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity - August 17, 2017) (9)	2,410	2,371	2,421
		LIBOR Plus 9.50%, Current Coupon 11.00%, Secured Debt (Maturity - February 17, 2018) (9)	2,500	2,457	2,463
				4,828	4,884

Citadel Plastics Holding, Inc. (11)	Supplier of Commodity Chemicals / Plastic Parts
		LIBOR Plus 5.25%, Current Coupon 6.75%, Secured Debt (Maturity - February 28, 2018) (9)	2,985	2,959	2,989

Compact Power Equipment Centers Inc.	Equipment / Tool Rental
		6% Current / 6% PIK Secured Debt (Maturity - October 1, 2017)	3,687	3,669	3,669
		Series A Stock (8% cumulative) (Fully diluted 4.2%) (8)		923	1,232
				4,592	4,901

Confie Seguros Holding II Co. (11)	Insurance Brokerage
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - November 9, 2018) (9)	5,000	4,927	4,964

Connolly Holdings Inc. (11)	Audit Recovery Software
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - July 15, 2018) (9)	2,488	2,464	2,519
		LIBOR Plus 9.25%, Current Coupon 10.50%, Secured Debt (Maturity - January 15, 2019) (9)	2,000	1,962	2,050
				4,426	4,569

Creative Circle, LLC (11)	Professional Staffing Firm
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - September 28, 2017) (9)	9,938	9,840	9,840

CST Industries (11)	Storage Tank Manufacturer
		LIBOR Plus 6.25%, Current Coupon 7.75%, Secured Debt (Maturity - May 22, 2017) (9)	12,188	12,022	12,110

Diversified Machine, Inc. (11)	Automotive Component Supplier
		LIBOR Plus 7.75%, Current Coupon 9.25%, Secured Debt (Maturity - December 21, 2017) (9)	2,000	1,961	1,985

Drilling Info, Inc.	Information Services for the Oil and Gas Industry
		Common Stock (Fully diluted 2.3%)		1,335	5,769

Dycom Investments, Inc. (11) (13)	Telecomm Construction & Engineering Providers
		7.13% Bond (Maturity - January 15, 2021)	1,000	1,042	1,053

Emerald Performance Materials, Inc. (11)	Specialty Chemicals Manufacturer
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - May 18, 2018) (9)	4,490	4,451	4,512

Engility Corporation (11) (13)	Defense Software
		LIBOR Plus 4.50%, Current Coupon 5.75%, Secured Debt (Maturity - July 18, 2017) (9)	8,000	7,928	7,930

eResearch Technology, Inc. (11)	Provider of Technology- Driven Health Research
		LIBOR Plus 6.50%, Current Coupon 8.00%, Secured Debt (Maturity - June 29, 2018) (9)	3,491	3,361	3,465

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
EnCap Energy Fund Investments (12) (13)	Investment Partnership
		LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%) (8)		1,735	1,852
		LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.) (Fully diluted 0.3%)		442	442
		LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)		664	664
				2,841	2,958

Fairway Group Acquisition Company (11)	Retail Grocery
		LIBOR Plus 6.75%, Current Coupon 8.25%, Secured Debt (Maturity - August 17, 2018) (9)	3,990	3,933	4,030

FC Operating, LLC (10)	Christian Specialty Retail Stores
		LIBOR Plus 10.75%, Current Coupon 12.00%, Secured Debt (Maturity - November 14, 2017) (9)	6,000	5,883	5,916

FishNet Security, Inc. (11)	Information Technology Value-Added Reseller
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - November 30, 2017) (9)	8,000	7,921	7,960

Flexera Software LLC (11)	Software Licensing
		LIBOR Plus 9.75%, Current Coupon 11.00%, Secured Debt (Maturity - September 30, 2018) (9)	3,000	2,789	3,053

Fram Group Holdings, Inc. (11)	Manufacturer of Automotive Maintenance Products
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - July 29, 2017) (9)	988	984	989
		LIBOR Plus 9.00%, Current Coupon 10.50%, Secured Debt (Maturity - January 29, 2018) (9)	1,000	996	950
				1,980	1,939

GFA Brands, Inc. (11) (13)	Distributor of Health Food Products
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - July 2, 2018) (9)	6,790	6,663	6,909

GMACM Borrower LLC (11)	Mortgage Originator and Servicer
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - November 13, 2015) (9)	1,000	987	1,011

Grede Holdings, LLC (11)	Operator of Iron Foundries
		LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity - April 3, 2017) (9)	5,000	4,975	5,025

Hayden Acquisition, LLC	Manufacturer of Utility Structures
		8% Secured Debt (Maturity - January 1, 2013) (14)	1,800	1,781	—

Hearthside Food Solutions, LLC (11)	Contract Food Manufacturer
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - June 5, 2018) (9)	3,990	3,953	3,980

Heckmann Corporation (11) (13)	Water Treatment and Disposal Services
		9.88% Bond (Maturity - April 15, 2018)	3,500	3,500	3,588

HOA Restaurant Group, LLC (11)	Casual Restaurant Group
		11.25% Bond (Maturity - April 1, 2017)	2,000	2,000	1,810

Hudson Products Holdings, Inc. (11)	Manufacturer of Heat Transfer Equipment
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - June 7, 2017) (9)	4,000	3,961	4,015

Hupah Finance Inc. (11)	Manufacturer of Industrial Machinery
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - January 19, 2019) (9)	2,978	2,924	3,015

Il Fornaio Corporation (11)	Casual Restaurant Group
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - June 10, 2017) (9)	1,822	1,815	1,836

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Insight Pharmaceuticals, LLC (11)	Pharmaceuticals Merchant Wholesalers
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - August 25, 2016) (9)	5,000	4,976	5,025

Ipreo Holdings LLC (11)	Application Software for Capital Markets
		LIBOR Plus 6.50%, Current Coupon 8.00%, Secured Debt (Maturity - August 5, 2017) (9)	5,688	5,610	5,723

iStar Financial Inc. (11) (13)	Real Estate Investment Trust
		LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity - March 19, 2016) (9)	1,444	1,422	1,461

Ivy Hill Middle Market Credit Fund III, Ltd. (12) (13)	Investment Partnership
		LIBOR Plus 6.50%, Current Coupon 6.71%, Secured Debt (Maturity - January 15, 2022)	2,000	1,681	1,970

Jackson Hewitt Tax Service Inc. (11)	Tax Preparation Services
		LIBOR Plus 8.50%, Current Coupon 10.00%, Secured Debt (Maturity - October 15, 2017) (9)	7,500	7,211	7,281

Kadmon Pharmaceuticals, LLC (10)	Biopharmaceutical Products and Services
		LIBOR Plus 13.00% / 12.00% PIK, Current Coupon with PIK 27.00%, Secured Debt (Maturity - April 30, 2013) (9)	6,056	6,056	6,056

Keypoint Government Solutions, Inc. (11)	Pre-employment Screening Services
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - November 13, 2017) (9)	5,000	4,903	4,975

Maverick Healthcare Group LLC (10)	Home Healthcare Products and Services
		LIBOR Plus 9.00%, Current Coupon 10.75%, Secured Debt (Maturity - December 30, 2016) (9)	4,900	4,900	4,992

Media Holdings, LLC (11) (13)	Internet Traffic Generator
		LIBOR Plus 13.00%, Current Coupon 15.00%, Secured Debt (Maturity - April 27, 2014) (9)	5,000	5,332	5,000

Medpace Intermediateco, Inc. (11)	Clinical Trial Development and Execution
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - June 19, 2017) (9)	4,612	4,557	4,427

Metal Services LLC (11)	Steel Mill Services
		LIBOR Plus 6.50%, Current Coupon 7.75%, Secured Debt (Maturity - June 30, 2017) (9)	5,000	4,902	5,038

Metals USA, Inc. (11) (13)	Operator of Metal Service Centers
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - December 14, 2019) (9)	7,500	7,426	7,463

Milk Specialties Company (11)	Processor of Nutrition Products
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - November 9, 2018) (9)	5,000	4,951	4,988

Miramax Film NY, LLC (11)	Motion Picture Producer and Distributor
		Class B Units (Fully diluted 0.2%)		500	576

Mmodal, Inc. (11)	Healthcare Equipment and Services
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - August 16, 2019) (9)	3,990	3,940	3,850

Modern VideoFilm, Inc. (10)	Post-Production Film Studio
		LIBOR Plus 9.00%, Current Coupon 10.50%, Secured Debt (Maturity - December 19, 2017) (9)	5,005	4,780	4,780
		Warrants (Fully diluted 1.5%)		150	150
				4,930	4,930

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Mood Media Corporation (11) (13)	Music Programming and Broadcasting
		LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity - May 6, 2018) (9)	1,775	1,759	1,780

National Healing Corporation (11)	Wound Care Management
		LIBOR Plus 10.00%, Current Coupon 11.50%, Secured Debt (Maturity - November 30, 2018) (9)	1,500	1,422	1,545
		Common Equity (Fully diluted 0.02%)		50	50
				1,472	1,595

National Vision, Inc. (11)	Discount Optical Retailer
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - August 2, 2018) (9)	3,226	3,179	3,274

NCI Building Systems, Inc. (11)	Non-Residential Building Products Manufacturer
		LIBOR Plus 6.75%, Current Coupon 8.00%, Secured Debt (Maturity - May 2, 2018) (9)	2,450	2,335	2,455

NCP Investment Holdings, Inc.	Management of Outpatient Cardiac Cath Labs
		Class A and C Units (Fully diluted 3.3%) (8)		20	2,474

NGPL PipeCo, LLC (11)	Natural Gas Pipelines and Storage Facilities
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - September 15, 2017) (9)	8,679	8,548	8,901

North American Breweries Holdings, LLC (11)	Operator of Specialty Breweries
		LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity - December 11, 2018) (9)	4,000	3,921	4,020

Northland Cable Television, Inc. (11)	Television Broadcasting
		LIBOR Plus 6.00%, Current Coupon 7.75%, Secured Debt (Maturity - December 30, 2016) (9)	4,812	4,710	4,692

Oberthur Technologies SA (11) (13)	Smart Card, Printing, Identity, and Cash Protection Security
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - November 30, 2018) (9)	6,965	6,648	6,913

Oneida Ltd. (11)	Household Products Manufacturer
		LIBOR Plus 7.75%, Current Coupon 9.25%, Secured Debt (Maturity - September 25, 2017) (9)	1,933	1,899	1,904

Panolam Industries International, Inc. (11)	Decorative Laminate Manufacturer
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - August 23, 2017) (9)	4,048	4,010	4,038

Peppermill Casinos, Inc. (11)	Operator of Casinos and Gaming Operations
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - November 2, 2018) (9)	2,295	2,204	2,246

Phillips Plastic Corporation (11)	Custom Molder of Plastics and Metals
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - February 12, 2017) (9)	1,728	1,714	1,723

Physician Oncology Services, L.P. (11)	Provider of Radiation Therapy and Oncology Services
		LIBOR Plus 6.25%, Current Coupon 7.75%, Secured Debt (Maturity - January 31, 2017) (9)	942	935	904

PL Propylene LLC (11) (13)	Propylene Producer
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - March 27, 2017) (9)	3,970	3,901	4,035

Preferred Proppants, LLC (11)	Producer of Sand Based Proppants
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - December 15, 2016) (9)	5,942	5,823	5,526

ProQuest LLC (11)	Academic Research Portal
		LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity - April 13, 2018) (9)	4,963	4,918	4,997

PRV Aerospace, LLC (11)	Aircraft Equipment Manufacturer
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - May 9, 2018) (9)	5,972	5,917	5,987

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Radio One, Inc. (11)	Radio Broadcasting
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - March 31, 2016) (9)	2,932	2,891	2,983

Relativity Media, LLC (10)	Full-scale Film and Television Production and Distribution
		10.00% Secured Debt (Maturity - May 24, 2015)	4,904	4,825	5,087
		15.00% PIK Secured Debt (Maturity - May 24, 2015)	5,477	5,214	5,294
		Class A Units (Fully diluted 0.2%)		292	292
				10,331	10,673

Sabre Industries, Inc. (11)	Manufacturer of Telecom Structures and Equipment
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - August 24, 2018) (9)	6,500	6,407	6,565

Shale-Inland Holdings, LLC (11)	Distributor of Pipe, Valves, and Fittings
		8.75% Bond (Maturity - November 15, 2019)	3,000	3,000	3,143

Sonneborn, LLC (11)	Specialty Chemicals Manufacturer
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - March 30, 2018) (9)	2,978	2,924	3,030

Sourcehov LLC (11)	Business Process Services
		LIBOR Plus 5.38%, Current Coupon 6.63%, Secured Debt (Maturity - April 28, 2017) (9)	2,955	2,874	2,921
		LIBOR Plus 9.25%, Current Coupon 10.50%, Secured Debt (Maturity - April 30, 2018) (9)	5,000	4,537	4,581
				7,411	7,502

Surgery Center Holdings, Inc. (11)	Ambulatory Surgical Centers
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - February 6, 2017) (9)	4,881	4,863	4,857

The Tennis Channel, Inc. (10)	Television-Based Sports Broadcasting
		LIBOR Plus 6% / 4% PIK, Current Coupon with PIK 14%, Secured Debt (Maturity - June 30, 2013) (9)	11,050	12,776	12,776
		Warrants (Fully diluted 0.1%)		235	235
				13,011	13,011

Totes Isotoner Corporation (11)	Weather Accessory Retail
		LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity - July 7, 2017) (9)	4,717	4,642	4,729

TriNet HR Corporation (11) (13)	Outsourced Human Resources Solutions
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - October 24, 2018) (9)	3,000	3,000	3,011

UniTek Global Services, Inc. (11)	Provider of Outsourced Infrastructure Services
		LIBOR Plus 7.50%, Current Coupon 9.00%, Secured Debt (Maturity - April 15, 2018) (9)	4,379	4,268	4,308

Universal Fiber Systems, LLC (10)	Manufacturer of Synthetic Fibers
		LIBOR Plus 5.75%, Current Coupon 7.50%, Secured Debt (Maturity - June 26, 2015) (9)	5,274	5,182	5,195

US Xpress Enterprises, Inc. (11)	Truckload Carrier
		LIBOR Plus 7.50%, Current Coupon 9.00%, Secured Debt (Maturity - November 13, 2016) (9)	6,500	6,374	6,484

Vantage Specialties, Inc. (11)	Manufacturer of Specialty Chemicals
		LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity - February 10, 2018) (9)	3,970	3,900	4,000

VFH Parent LLC (11)	Electronic Trading and Market Making
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - July 8, 2016) (9)	3,394	3,344	3,404

Visant Corporation (11)	School Affinity Stores
		LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity - December 22, 2016) (9)	3,923	3,923	3,575

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Vision Solutions, Inc. (11)	Provider of Information Availability Software
		LIBOR Plus 4.50%, Current Coupon 6.00%, Secured Debt (Maturity - July 23, 2016) (9)	2,506	2,325	2,340
		LIBOR Plus 8.00%, Current Coupon 9.50%, Secured Debt (Maturity - July 23, 2017) (9)	5,000	4,962	4,875
				7,287	7,215

Walter Investment Management Corp. (11) (13)	Real Estate Services
		LIBOR Plus 4.50%, Current Coupon 5.75%, Secured Debt (Maturity - November 28, 2017) (9)	2,469	2,444	2,484

Western Dental Services, Inc. (11)	Dental Care Services
		LIBOR Plus 7.00%, Current Coupon 8.25%, Secured Debt (Maturity - November 1, 2018) (9)	5,000	4,853	4,894

Wilton Brands LLC (11)	Specialty Housewares Retailer
		LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity - August 30, 2018) (9)	1,975	1,937	2,000

Wireco Worldgroup Inc. (11)	Manufacturer of Synthetic Lifting Products
		LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity - February 15, 2017) (9)	2,494	2,471	2,550

WP CPP Holdings, LLC (11)	Manufacturer of Aerospace and Defense Components
		LIBOR Plus 4.50%, Current Coupon 5.75%, Secured Debt (Maturity - December 28, 2019) (9)	4,000	3,960	4,020

Zilliant Incorporated	Price Optimization and Margin Management Solutions
		12% Secured Debt (Maturity - June 15, 2017)	8,000	6,866	6,866
		Warrants (Fully diluted 3.0%)		1,071	1,071
				7,937	7,937

Subtotal Non-Control/Non-Affiliate Investments (49.1% of total investments at fair value)				456,975	467,543

Main Street Capital Partners, LLC (Investment Manager)	Asset Management
		100% of Membership Interests		2,668	—

Total Portfolio Investments, December 31, 2012				819,733	924,431

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

(2)          Debt investments are generally income producing, unless otherwise noted. Equity and warrants are non-income producing, unless otherwise noted.

(3)          See Note C – Fair Value Hierarchy for Investments and Debentures – Portfolio Investment Composition for summary geographic location of portfolio companies.

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

(10)    Private Loan portfolio investment. See Note C – Fair Value Hierarchy for Investments and Debentures – Portfolio Investment Composition for the definition of the term Private Loan.

(11)    Middle Market portfolio investment. See Note C – Fair Value Hierarchy for Investments and Debentures – Portfolio Investment Composition for the definition of the term Middle Market.

(12)    Other Portfolio investment. See Note C – Fair Value Hierarchy for Investments and Debentures – Portfolio Investment Composition for the definition of the term Other Portfolio.

(13)    Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets.

(14)    Fully impaired and non-income producing investment.

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

MSCC has direct and indirect wholly owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The primary purpose of these entities is to hold certain investments that generate “pass through” income for tax purposes. The Investment Manager is also a direct wholly owned subsidiary that has elected to be a taxable entity. The Taxable Subsidiaries and the Investment Manager are each taxed at their normal corporate tax rates based on their taxable income.

Unless otherwise noted or the context otherwise indicates, the terms “we,” “us,” “our” and “Main Street” refer to MSCC and its consolidated subsidiaries, which include the Funds, the Taxable Subsidiaries and, beginning April, 1 2013, the Investment Manager (see Note A.2. for further discussion).

2.                                      Basis of Presentation

Main Street’s financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). For the three months ended March 31, 2013 and the three and six months ended June 30, 2012, Main Street’s consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries, which include the Funds and the Taxable Subsidiaries. Beginning April 1, 2013, and for all periods thereafter, Main Street’s consolidated financial statements also include the balance sheet and income statement accounts and other information of the Investment Manager reflected as a consolidated subsidiary (see further discussion below).  The Investment Portfolio, as used herein, refers to all of Main Street’s LMM portfolio investments, Middle Market portfolio investments,

Private Loan portfolio investments, Other Portfolio investments and, for all periods up to and including March 31, 2013, the investment in the Investment Manager, but excludes all “Marketable securities and idle funds investments”, and for all periods after March 31, 2013, the Investment Portfolio also excludes the Investment Manager (see Note C — Fair Value Hierarchy for Investments and Debentures - Portfolio Investment Composition for additional discussion of Main Street’s Investment Portfolio composition and definitions for the terms LMM, Middle Market, Private Loan and Other Portfolio).  For all periods up to and including the period ending March 31, 2013, the Investment Manager was accounted for as a portfolio investment (see Note D) and was not consolidated with MSCC and its consolidated subsidiaries. For all periods after March 31, 2013, the Investment Manager is consolidated with MSCC and its other consolidated subsidiaries. “Marketable securities and idle funds investments” are classified as financial instruments and are reported separately on Main Street’s Consolidated Balance Sheets and Consolidated Schedule of Investments due to the nature of such investments (see Note B.11.).  Main Street’s results of operations for the three and six months ended June 30, 2013 and 2012, cash flows for the six months ended June 30, 2013 and 2012, and financial position as of June 30, 2013 and December 31, 2012, are presented on a consolidated basis.  The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current presentation, including certain investments previously included as part of the LMM portfolio or Middle Market portfolio that are now classified as part of the Private Loan portfolio and the reclassification of Investment Portfolio and Marketable securities and idle funds investment related activity from cash flows from investing activities to cash flows from operating activities.

The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2013 and June 30, 2012 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2012. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the Audit and Accounting Guide for Investment Companies issued by the American Institute of Certified Public Accountants (the “AICPA Guide”), Main Street is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company. An exception to this general principle in the AICPA Guide occurs if Main Street holds a controlling interest in an operating company that provides all or substantially all of its services directly to Main Street or to an investment company of Main Street. None of the portfolio investments made by Main Street qualify for this exception, except as discussed below with respect to the Investment Manager. Therefore, Main Street’s Investment Portfolio is carried on the balance sheet at fair value, as discussed further in Note B, with any adjustments to fair value recognized as “Net Change in Unrealized Appreciation (Depreciation)” on the Statement of Operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a “Net Realized Gain (Loss) from Investments.”  For all periods prior to and including March 31, 2013, the Investment Manager was accounted for as a portfolio investment and included as part of the Investment Portfolio in the consolidated financial statements of Main Street (see Note D for further discussion of the Investment Manager).  The Investment Manager was consolidated with MSCC and its other consolidated subsidiaries prospectively beginning April 1, 2013 as the controlled operating subsidiary was providing substantially all of its services directly or indirectly to Main Street or its portfolio companies.

Portfolio Investment Classification

Main Street classifies its Investment Portfolio in accordance with the requirements of the 1940 Act. Under the 1940 Act, (a) “Control Investments” are defined as investments in which Main Street owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation, (b) “Affiliate Investments” are defined as investments in which Main Street owns between 5% and 25% of the voting securities and does not have rights to maintain greater than 50% of the board representation, and (c) “Non-Control/Non-Affiliate Investments” are defined as investments that are neither Control Investments nor Affiliate Investments. The line item on Main Street’s Consolidated Balance Sheets entitled “Investment in affiliated Investment Manager” represents Main Street’s investment in the Investment Manager that was accounted for as a part of the Investment Portfolio through the period ended March 31, 2013.  As discussed further above, the Investment Manager was consolidated beginning April 1, 2013 and is no longer accounted for as a part of the Investment Portfolio.

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

Main Street’s portfolio strategy calls for it to invest primarily in illiquid debt and equity securities issued by private, LMM companies and debt securities issued by Middle Market companies that are generally larger in size than the LMM companies.  Main Street categorizes some of its investments in LMM companies and Middle Market companies as Private Loan portfolio investments, which are typically debt securities issued by companies that are consistent in size with either the LMM companies or Middle Market companies, but are investments which have been originated through strategic relationships with other investment funds on a collaborative basis. Main Street’s portfolio also includes Other Portfolio investments which primarily consist of investments that are not consistent with the typical profiles for our LMM portfolio investments, Middle Market portfolio investments or Private Loan portfolio investments, including investments which may be managed by third parties. All of Main Street’s portfolio investments may be subject to restrictions on resale.

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

For valuation purposes, “non-control” LMM portfolio investments are composed of debt and equity securities in companies for which Main Street does not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors. Market quotations are generally not readily available for non-control LMM portfolio investments. For non-control LMM portfolio investments, Main Street uses a combination of the market and income approaches to value its equity investments and the income approach to value its debt investments similar to the approaches used for our control LMM portfolio investments and which includes using a yield-to-maturity approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Main Street’s estimate of the expected repayment date of a LMM debt security is generally the legal maturity date of the instrument, as Main Street generally intends to hold its LMM loans and debt securities to maturity. The yield-to-maturity analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. Main Street will use the value determined by the yield-to-maturity analysis as the fair value for that security; however, because of Main Street’s general intent to hold its loans to maturity, the fair value will not exceed the face amount of the LMM debt security. A change in the assumptions that Main Street uses to estimate the fair value of its LMM debt securities using the yield-to-maturity analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or if a LMM debt security is in workout status, Main Street may consider other factors in determining the fair value of the LMM debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis.

Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on its investments in each LMM portfolio company once a quarter. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent advisor. The nationally recognized independent advisor is generally consulted relative to Main Street’s investments in each LMM portfolio company at least once in every calendar year, and for Main Street’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent advisor on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with its independent advisor in arriving at Main Street’s determination of fair value on its investments in a total of 26 LMM portfolio companies for the six months ended June 30, 2013, representing approximately 40.2% of the total LMM portfolio at fair value as of June 30, 2013 and on a total of 22 LMM portfolio companies for the six months ended June 30, 2012, representing approximately 39.7% of the total LMM portfolio and investment in the affiliated Investment Manager at fair value as of June 30, 2012.

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

For valuation purposes, all of Main Street’s Other Portfolio investments are non-control investments for which Main Street generally does not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors.  Main Street’s Other Portfolio investments comprised 3.1% and 2.6%, respectively, of Main Street’s Investment Portfolio at fair value as of June 30, 2013 and December 31, 2012.  Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its

Other Portfolio equity investments, Main Street determines the fair value based on the fair value of the portfolio company as determined by independent third parties and based on Main Street’s proportional ownership in the portfolio company, as well as the financial position and assessed risk of each of these portfolio investments. For Other Portfolio debt investments with observable inputs, Main Street determines the fair value of these investments through obtaining third party quotes or other independent pricing, to the extent sufficient observable inputs are available to determine fair value. To the extent such observable inputs are not available, Main Street values these Other Portfolio debt investments through an approach similar to the income approach using a yield-to-maturity model used to value its LMM portfolio debt investments.

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

The Board of Directors of Main Street has the final responsibility for reviewing and approving, in good faith, Main Street’s determination of the fair value for its Investment Portfolio consistent with the 1940 Act requirements.  Main Street believes its Investment Portfolio as of June 30, 2013 and December 31, 2012 approximates fair value as of those dates based on the markets in which Main Street operates and other conditions in existence on those reporting dates.

2.                                      Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results may differ from these estimates under different conditions or assumptions. Additionally, as explained in Note B.1., the financial statements include investments in the Investment Portfolio whose values have been estimated by Main Street with the oversight, review and approval by Main Street’s Board of Directors in the absence of readily ascertainable market values. Because of the inherent uncertainty of the portfolio investment valuations, those estimated values may differ significantly from the values that would have been used had a readily available market for the investments existed, and it is reasonably possible that the differences could be material.

3.                                      Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value.

At June 30, 2013, cash balances totaling $36.8 million exceeded FDIC insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

4.                                      Marketable Securities and Idle Funds Investments

Marketable securities and idle funds investments include investments in intermediate-term secured debt and independently rated debt investments. See the “Consolidated Schedule of Investments” for more information on Marketable securities and idle funds investments.

5.                                      Interest, Dividend and Fee Income (Structuring and Advisory Services)

Main Street records interest and dividend income on the accrual basis to the extent amounts are expected to be collected. Dividend income is recorded as dividends are declared or at the point an obligation exists for the portfolio company to make a distribution. In accordance with Main Street’s valuation policy, Main Street evaluates accrued interest and dividend income periodically for collectability. When a loan or debt security becomes 90 days or more past due, and if Main Street otherwise does not expect the debtor to be able to service all of its debt or other obligations, Main Street will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a loan or debt security is fully impaired, sold or written off, Main Street removes it from non-accrual status.

Main Street holds debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind (“PIK”) interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed. To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash.  For the three months ended June 30, 2013 and 2012, (i) approximately 3.7%, and 3.9%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.0%, and 0.3%, respectively, of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash.  For the six months ended June 30, 2013 and 2012, (i) approximately 4.4%, and 3.7%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 0.9%, and 0.3%, respectively, of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash.

As of June 30, 2013, Main Street had one investment with positive fair value on non-accrual status, which comprised approximately 0.2% of the total Investment Portfolio at fair value and, together with another fully impaired investment, comprised approximately 0.7% of the total Investment Portfolio at cost.  As of December 31, 2012, Main Street had no investments with positive fair value on non-accrual status and one fully impaired investment which comprised approximately 0.2% of the total Investment Portfolio at cost, excluding the investment in the affiliated Investment Manager.

Main Street may periodically provide services, including structuring and advisory services, to its portfolio companies or other third parties. For services that are separately identifiable and evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment or other applicable transaction closes. Fees received in connection with debt financing transactions for services that do not meet these criteria are treated as debt origination fees and are deferred and accreted into interest income over the life of the financing.

Main Street has received the following types of income from its Investment Portfolio:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)		(dollars in thousands)
Interest, fee and dividend income:
Interest income	$22,858	$16,477	$44,343	$33,666
Fee income	1,379	1,680	2,805	2,757
Dividend income	3,193	2,168	5,615	3,489
Total interest, fee and dividend income	$27,430	$20,325	$52,763	$39,912

6.                                      Deferred Financing Costs

Deferred financing costs include SBIC debenture commitment fees and SBIC debenture leverage fees on the SBIC debentures which are not accounted for under the fair value option under ASC 825 (as discussed further in Note B.11.). These fees range between 3.4% and 3.5% of the total commitment and draw amounts, as applicable. These deferred financing costs have been capitalized and are being amortized into interest expense over the term of the debenture agreement (ten years).

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

In connection with its portfolio debt investments, Main Street sometimes receives nominal cost warrants (“nominal cost equity”) that are valued as part of the negotiation process with the particular portfolio company. When Main Street receives nominal cost equity, Main Street allocates its cost basis in its investment between its debt security and its nominal cost equity at the time of origination based on amounts negotiated with the particular portfolio company. The allocated amounts are based upon the fair value of the nominal cost equity, which is then used to determine the allocation of cost to the debt security.  Any discount recorded on a debt investment resulting from this allocation is reflected as unearned income, which is netted against the applicable debt investment, and accreted into interest income based on the effective interest method over the life of the debt investment. The actual collection of this interest is deferred until the time of debt principal repayment.

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

To maintain RIC tax treatment (as discussed below in Note B.9.), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the three months ended June 30, 2013 and 2012, approximately 3.3% and 3.8%, respectively, of Main Street’s total investment income was attributable to interest income from the accretion of discounts, net of any premium reduction, associated with debt investments.  For the six months ended June 30, 2013 and 2012, approximately 3.1% and 3.7%, respectively, of Main Street’s total investment income was attributable to interest income for the accretion of discounts, net of any premium reduction, associated with debt investments.

8.                                      Share-Based Compensation

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

9.                                      Income Taxes

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

The Taxable Subsidiaries hold certain portfolio investments of Main Street. The Taxable Subsidiaries are consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by them are included in the consolidated financial statements. The Taxable Subsidiaries permit Main Street to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in the RIC tax provisions. The Taxable Subsidiaries are not consolidated with Main Street for income tax purposes and may generate income tax expense, or benefit, as a result of their ownership of certain portfolio investments. This income tax expense, or benefit, and the related tax assets and liabilities are reflected in Main Street’s consolidated financial statements.

The Investment Manager has elected, for tax purposes, to be treated as a taxable entity, is not consolidated with Main Street for income tax purposes and is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. The Investment Manager permits Main Street to receive third party fees and continue to comply with the “source income” requirements contained in the RIC tax provisions.  The taxable income, or loss, of the Investment Manager may differ from its book income due to temporary book and tax timing differences, as well as permanent differences. Through March 31, 2013, the Investment Manager provided for any income tax expense, or benefit, and any tax assets and liabilities in its separate financial statements.  Beginning April 1, 2013, the Investment Manager is included in Main Street’s consolidated financial statements and reflected as a consolidated subsidiary and any income tax expense, or benefit, and any tax assets and liabilities are reflected in Main Street’s consolidated financial statements.

The Taxable Subsidiaries and the Investment Manager use the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

11.                               Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Main Street believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate the fair values of such items due to the short term nature of these instruments. Marketable securities and idle funds investments may include investments in certificates of deposit, U.S. government agency securities, independently rated debt investments, diversified bond funds, and publicly traded debt and equity investments and the fair value determination for these investments under the provisions of ASC 820 generally consists of Level 1 and 2 observable inputs, similar in nature to those discussed further in Note C.

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

12.                              Earnings per Share

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

As a result of the Exchange Offer which left a minority portion of MSC II’s equity interests owned by certain non-Main Street entities for the periods prior to March 31, 2012, the net earnings of MSC II attributable to the remaining noncontrolling interest in MSC II are excluded from all per share amounts presented, and the per share amounts only reflect the net earnings attributable to Main Street’s ownership interest in MSC II for the periods prior to March 31, 2012.  During the first quarter of 2012, MSCC completed the Final MSC II Exchange to acquire all of the minority portion of MSC II’s equity interests not already owned by MSCC.  The impact of the noncontrolling interests in MSC II for the three months ended March 31, 2012 is insignificant and has no impact on the reported per share results for the three months ended March 31, 2012 or any other period presented. As a result of the Final MSC II Exchange, subsequent to March 31, 2012, the non-controlling interest in MSC II no longer exists.

13.                               Recently Issued Accounting Standards

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

As of June 30, 2013 and December 31, 2012, Main Street’s LMM portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s LMM portfolio investments were categorized as Level 3 as of June 30, 2013 and December 31, 2012.

As of June 30, 2013 and December 31, 2012, Main Street’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value of these investments, observable inputs in the non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, many of Main Street’s Middle Market portfolio investments were categorized as Level 2 as of June 30, 2013 and December 31, 2012. For those Middle Market portfolio investments for which sufficient observable inputs were not available to determine fair value of the investments, Main Street categorized such investments as Level 3 as of June 30, 2013 and December 31, 2012.

As of June 30, 2013 and December 31, 2012, Main Street’s Private Loan portfolio investments primarily consisted of investments in interest-bearing debt securities in companies that are consistent with the size of companies in our LMM portfolio or our Middle Market portfolio, but are investments which have been originated through strategic relationships with other investment funds on a collaborative basis. Our Private Loan portfolio debt investments are generally secured by either a first or second priority lien. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Private Loan portfolio investments were categorized investments as Level 3 as of June 30, 2013 and December 31, 2012.

As of June 30, 2013 and December 31, 2012, Main Street’s Other Portfolio debt investments consisted of investments in secured debt investments. The fair value determination for Other Portfolio debt investments consisted of observable inputs in non-active markets and, as such, were categorized as Level 2 as of June 30, 2013 and December 31, 2012.

As of June 30, 2013 and December 31, 2012, Main Street’s Other Portfolio equity investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s Other Portfolio equity investments were categorized as Level 3 as of June 30, 2013 and December 31, 2012.

As of June 30, 2013, Main Street’s Marketable securities and idle funds investments consisted primarily of investments in publicly traded debt and equity investments. The fair value determination for these investments consisted of a combination of observable inputs in active markets for which sufficient observable inputs were available to determine the fair value of these investments. As a result, all of Main Street’s Marketable securities and idle funds investments were categorized as Level 1 as of June 30, 2013. As of December 31, 2012, Main Street’s Marketable securities and idle funds investments consisted primarily of investments in secured and unsecured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value of these investments. As a result, all of Main Street’s Marketable securities and idle funds investments were categorized as Level 2 as of December 31, 2012.

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

•                  Contractual rights, obligations or restrictions associated with the investment; and

•                  Other factors deemed relevant.

The significant unobservable inputs used in the fair value measurement of Main Street’s LMM equity securities, which are generally valued through an average of the discounted cash flow technique and the market comparable/enterprise value technique (unless one of these approaches is not applicable), are (i) EBITDA multiples and (ii) the weighted average cost of capital (“WACC”).  Significant increases (decreases) in EBITDA multiple inputs in isolation would result in a significantly higher (lower) fair value measurement.  On the contrary, significant increases (decreases) in WACC inputs in isolation would result in a significantly lower (higher) fair value measurement.  The significant unobservable inputs used in the fair value measurement of Main Street’s LMM, Middle Market, Private Loan and Other Portfolio debt securities are (i) risk adjusted discount rates used in the yield-to-maturity valuation technique (described in Note B.1. - Valuation of the Investment Portfolio) and (ii) the percentage of expected principal recovery.  Significant increases (decreases) in any of these discount rates in isolation would result in a significantly lower (higher) fair value measurement.  Significant increases (decreases) in any of these expected principal recovery percentages in isolation would result in a significantly higher (lower) fair value measurement.  However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral and fair values as determined by independent third parties, which are not presented in the table below.

The following table provides a summary of the significant unobservable inputs used to fair value Main Street’s Level 3 portfolio investments as of June 30, 2013:

Type of Investment	Fair Value as of June 30, 2013 (in thousands)	Valuation Technique	Significant Unobservable Inputs (4)	Range (3)		Weighted Average (3)

Equity investments	$262,134	Discounted cash flow	Weighted average cost of capital	10.4% - 18.6%		14.6%
		Market comparable / Enterprise Value	EBITDA multiple (1)	4.0x - 7.0x	(2)	5.8	x

Debt investments	$690,312	Discounted cash flow	Risk adjusted discount rate	4.3% - 21.3%	(2)	12.8%
			Expected principal recovery	0.0% - 100.0%		99.3%
Total Level 3 investments	$952,446

(1) EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances applicable to each investment.

(2) Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 4.0x - 13.5x and the range for risk adjusted discount factor is 4.3% - 70.0%.

(3) Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

(4) Other unobservable inputs, which are not significant, may also be used to fair value Main Street’s Level 3 portfolio investments.

The following table provides a summary of the significant unobservable inputs used to fair value Main Street’s Level 3 portfolio investments as of December 31, 2012:

Type of Investment	Fair Value as of December 31, 2012 (in thousands)	Valuation Technique	Significant Unobservable Inputs (4)	Range (3)		Weighted Average (3)

Equity investments	$220,359	Discounted cash flow	Weighted average cost of capital	11.0% - 19.0%		14.9%
		Market comparable / Enterprise Value	EBITDA multiple (1)	4.0x - 7.0x	(2)	5.7	x

Debt investments	$477,272	Discounted cash flow	Risk adjusted discount rate	9.2% - 16.0%	(2)	13.3%
			Expected principal recovery	0.0% - 100.0%		99.5%
Total Level 3 investments	$697,631

(1) EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances applicable to each investment.

(2) Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 4.0x - 14.0x and the range for risk adjusted discount factor is 4.3% - 20.5% .

(3) Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

(4) Other unobservable inputs, which are not significant, may also be used to fair value Main Street’s Level 3 portfolio investments.

The following table provides a summary of changes in fair value of Main Street’s Level 3 portfolio investments for the six months ended June 30, 2013 (amounts in thousands):

					Net	Net
		Transfers Into	Redemptions/		Changes from	Unrealized
Type of	Fair Value as of	Level 3	Repayments/	New	Unrealized	Appreciation		Fair Value as of
Investment	December 31, 2012	Hierarchy	Exits	Investments	to Realized	(Depreciation)	Other	June 30, 2013
Debt	$477,272	4,992	$(84,294)	$290,261	$(1,375)	$793	$2,663	$690,312
Equity	191,764	—	154	15,436	—	14,782	839	222,975
Equity warrants	28,595	—	(159)	8,813	—	2,743	(833)	39,159
	$697,631	4,992	$(84,299)	$314,510	$(1,375)	$18,318	$2,669	$952,446

As of June 30, 2013 and December 31, 2012, the fair value determination for the SBIC debentures recorded at fair value primarily consisted of unobservable inputs.  As a result, the SBIC debentures which are recorded at fair value were categorized as Level 3.  Main Street determines the fair value of these instruments primarily using a yield-to-maturity approach that analyzes the discounted cash flows of interest and principal for each SBIC debenture recorded at fair value based on estimated market interest rates for debt instruments of similar structure, terms, and maturity.  Main Street’s estimate of the expected repayment date of principal for each SBIC debenture recorded at fair value is the legal maturity date of the instrument, as Main Street generally does not intend to repay these SBIC debentures prior to maturity.

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

The following table provides a summary of the significant unobservable inputs used to fair value Main Street’s Level 3 SBIC debentures as of June 30, 2013 (amounts in thousands):

Type of Instrument	Fair Value as of June 30, 2013 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average

SBIC Debentures	$87,123	Discounted cash flow	Estimated market interest rates	7.1% - 9.2%	8.1%

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

The following table provides a summary of changes for the Level 3 SBIC debentures recorded at fair value for the six months ended June 30, 2013 (amounts in thousands):

				Net
				Unrealized
Type of	Fair Value as of		New SBIC	(Appreciation)	Fair Value as of
Instrument	December 31, 2012	Repayments	Debentures	Depreciation	June 30, 2013
SBIC Debentures at fair value	$86,467	$—	$—	$657	$87,123

At June 30, 2013 and December 31, 2012, Main Street’s investments and SBIC debentures at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At June 30, 2013	Fair Value	(Level 1)	(Level 2)	(Level 3)

LMM portfolio investments	$555,314	$—	$—	$555,314
Middle Market portfolio investments	445,244	—	$159,649	$285,595
Private Loan portfolio investments	78,937	—	—	$78,937
Other Portfolio investments	34,600	—	$2,000	$32,600

Total portfolio investments	1,114,095	—	161,649	952,446

Marketable securities and idle funds investments	21,759	$21,759	—	—

Total investments	$1,135,854	$21,759	$161,649	$952,446

SBIC Debentures at fair value	$87,123	$—	$—	$87,123

		Fair Value Measurements
		(in thousands)
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At December 31, 2012	Fair Value	(Level 1)	(Level 2)	(Level 3)

LMM portfolio investments	$482,864	$—	$—	$482,864
Middle Market portfolio investments	351,972	—	219,838	132,134
Private Loan portfolio investments	65,493	—	4,992	60,501
Other Portfolio investments	24,102	—	1,970	22,132
Investment in affiliated Investment Manager	—	—	—	—

Total portfolio investments	924,431	—	226,800	697,631

Marketable securities and idle funds investments	28,535	—	28,535	—

Total investments	$952,966	$—	$255,335	$697,631

SBIC Debentures at fair value	$86,467	$—	$—	$86,467

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

Main Street’s Private Loan (“Private Loan”) portfolio investments primarily consist of investments in interest-bearing debt securities in companies that are consistent with the size of companies in its LMM portfolio or its Middle Market portfolio, but are investments which have been originated through strategic relationships with other investment funds on a collaborative basis. Our Private Loan portfolio debt investments are generally secured by either a first or second priority lien and typically have a term of between three and seven years.

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

Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could be highly concentrated among several portfolio companies. For the three and six month periods ended June 30, 2013 and 2012, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

As of June 30, 2013, Main Street had debt and equity investments in 58 LMM portfolio companies with an aggregate fair value of approximately $555.3 million, with a total cost basis of approximately $438.7 million, and a weighted average annual effective yield on its LMM debt investments of approximately 15.1%. As of June 30, 2013, approximately 75% of Main Street’s total LMM portfolio investments at cost were in the form of debt investments and approximately 94% of such debt investments at cost were secured by first priority liens on the assets of Main Street’s LMM portfolio companies. At June 30, 2013, Main Street had equity ownership in approximately 93% of its LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 33%. As of December 31, 2012, Main Street had debt and equity investments in 56 LMM portfolio companies with an aggregate fair value of approximately $482.9 million, with a total cost basis of approximately $380.5 million, and a weighted average annual effective yield on its LMM debt investments of approximately 14.3%. As of December 31, 2012, approximately 75% of Main Street’s total LMM portfolio investments at cost were in the form of debt investments and approximately 93% of such debt investments at cost were secured by first priority liens on the assets of Main Street’s LMM portfolio companies. At December 31, 2012, Main Street had equity ownership in approximately 93% of its LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 33%. The weighted average annual yields were computed using the effective interest rates for all debt investments at June 30, 2013 and December 31, 2012, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status.

As of June 30, 2013, Main Street had Middle Market portfolio investments in 95 companies, collectively totaling approximately $445.2  million in fair value with a total cost basis of approximately $440.4 million. The weighted average revenue for the 95 Middle Market portfolio company investments was approximately $576.8 million as of June 30, 2013. As of June 30, 2013, substantially all of Main Street’s Middle Market portfolio investments were in the form of debt investments and approximately 92% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on Main Street’s Middle Market portfolio debt investments was approximately 7.9% as of June 30, 2013. As of December 31, 2012, Main Street had Middle Market portfolio investments in 79 companies, collectively totaling approximately $352.0 million in fair value with a total cost basis of approximately $348.1 million. The weighted average revenue for the 79 Middle Market portfolio company investments was approximately $533.6 million as of

December 31, 2012. As of December 31, 2012, substantially all of its Middle Market portfolio investments were in the form of debt investments and approximately 91% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on Main Street’s Middle Market portfolio debt investments was approximately 8.0% as of December 31, 2012. The weighted average annual yields were computed using the effective interest rates for all debt investments at June 30, 2013 and December 31, 2012, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments.

As of June 30, 2013, Main Street had Private Loan portfolio investments in 11 companies, collectively totaling approximately $78.9 million in fair value with a total cost basis of approximately $79.3 million. The weighted average revenue for the 11 Private Loan portfolio company investments was approximately $309.4 million as of June 30, 2013. As of June 30, 2013, 99% of Main Street’s Private Loan portfolio investments were in the form of debt investments and all such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on Main Street’s Private Loan portfolio debt investments was approximately 12.2% as of June 30, 2013. As of December 31, 2012, Main Street had Private Loan portfolio investments in 9 companies, collectively totaling approximately $65.5 million in fair value with a total cost basis of approximately $64.9 million.  The weighted average revenue for the 9 Private Loan portfolio company investments was approximately $230.5 million as of December 31, 2012. As of December 31, 2012, 99% of its Private Loan portfolio investments were in the form of debt investments and all such debt investments at cost were secured by first priority liens on portfolio company assets.  The weighted average annual effective yield on Main Street’s Private Loan portfolio debt investments was approximately14.8% as of December 31, 2012. The weighted average annual yields were computed using the effective interest rates for all debt investments at June 30, 2013 and December 31, 2012, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments.

As of June 30, 2013, Main Street had Other Portfolio investments in 6 companies, collectively totaling approximately $34.6 million in fair value and approximately $32.3 million in cost basis and which comprised 3.1% of Main Street’s Investment Portfolio at fair value as of June 30, 2013. As of December 31, 2012, Main Street had Other Portfolio investments in 3 companies, collectively totaling approximately $24.1 million in fair value and approximately $23.6 million in cost basis and which comprised 2.6% of Main Street’s Investment Portfolio at fair value as of December 31, 2012.

During the six months ended June 30, 2013, there were ten portfolio company investment transfers from the LMM and Middle Market portfolio investment categories to the Private Loan portfolio investment category totaling $69.6 million in fair value and $69.0 million in cost as of the date of transfer.

The following tables summarize the composition of Main Street’s total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of June 30, 2013 and December 31, 2012 (this information excludes the Other Portfolio investments and the Investment Manager).

Cost:	June 30, 2013	December 31, 2012
First lien debt	82.3%	81.1%
Equity	9.4%	10.4%
Second lien debt	5.5%	6.0%
Equity warrants	2.4%	1.9%
Other	0.4%	0.6%
	100.0%	100.0%

Fair Value:	June 30, 2013	December 31, 2012
First lien debt	73.4%	72.1%
Equity	17.7%	18.7%
Second lien debt	5.0%	5.4%
Equity warrants	3.6%	3.3%
Other	0.3%	0.5%
	100.0%	100.0%

The following tables summarize the composition of Main Street’s total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of June 30, 2013 and December 31, 2012 (this information excludes the Other Portfolio investments and the Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	June 30, 2013	December 31, 2012
West	24.4%	25.7%
Southwest	22.5%	27.7%
Northeast	17.4%	17.2%
Southeast	15.9%	10.1%
Midwest	14.2%	17.6%
Non-United States	5.6%	1.7%
	100.0%	100.0%

Fair Value:	June 30, 2013	December 31, 2012
Southwest	26.0%	31.3%
West	24.3%	25.3%
Northeast	16.1%	15.8%
Southeast	14.4%	9.1%
Midwest	14.2%	17.0%
Non-United States	5.0%	1.5%
	100.0%	100.0%

Main Street’s LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of Main Street’s total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by industry at cost and fair value as of June 30, 2013 and December 31, 2012 (this information excludes the Other Portfolio investments and the Investment Manager).

Cost:	June 30, 2013	December 31, 2012
Energy Equipment & Services	12.2%	8.4%
Media	7.6%	7.2%
Specialty Retail	5.9%	6.1%
Software	5.3%	8.3%
Commercial Services & Supplies	5.3%	6.4%
Health Care Providers & Services	5.3%	5.3%
Machinery	5.2%	6.7%
Construction & Engineering	4.2%	4.7%
Hotels, Restaurants & Leisure	2.9%	3.5%
Diversified Consumer Services	2.9%	3.2%
IT Services	2.8%	2.8%
Professional Services	2.8%	2.2%
Diversified Telecommunication Services	2.6%	0.0%
Electronic Equipment, Instruments & Components	2.2%	2.6%
Textiles, Apparel & Luxury Goods	2.1%	0.7%
Oil, Gas & Consumable Fuels	2.0%	1.6%
Insurance	1.9%	2.0%
Health Care Equipment & Supplies	1.9%	1.5%
Food Products	1.6%	2.0%
Electrical Equipment	1.5%	0.8%
Metals & Mining	1.5%	2.2%
Building Products	1.4%	2.0%
Aerospace & Defense	1.4%	1.9%
Communications Equipment	1.4%	1.2%
Consumer Finance	1.3%	1.2%
Chemicals	1.2%	2.0%
Containers & Packaging	1.2%	1.5%
Paper & Forest Products	1.1%	1.0%
Leisure Equipment & Products	1.1%	0.0%
Road & Rail	1.0%	1.0%
Trading Companies & Distributors	0.8%	1.0%
Construction Materials	0.5%	1.7%
Other (1)	7.9%	7.3%
	100.0%	100.0%

(1)         Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

Fair Value:	June 30, 2013	December 31, 2012
Energy Equipment & Services	13.5%	10.2%
Media	7.2%	6.7%
Machinery	6.5%	8.3%
Health Care Providers & Services	5.3%	5.3%
Software	5.2%	7.9%
Commercial Services & Supplies	5.1%	6.1%
Specialty Retail	4.9%	4.9%
Construction & Engineering	4.5%	5.1%
Diversified Consumer Services	3.7%	4.0%
Hotels, Restaurants & Leisure	3.0%	3.5%
IT Services	2.5%	2.5%
Professional Services	2.4%	2.0%
Diversified Telecommunication Services	2.3%	0.0%
Electronic Equipment, Instruments & Components	2.1%	2.4%
Textiles, Apparel & Luxury Goods	1.9%	0.6%
Oil, Gas & Consumable Fuels	1.8%	1.4%
Insurance	1.7%	1.8%
Health Care Equipment & Supplies	1.7%	1.3%
Food Products	1.5%	1.8%
Trading Companies & Distributors	1.5%	1.7%
Road & Rail	1.5%	1.5%
Electrical Equipment	1.4%	0.7%
Metals & Mining	1.3%	1.9%
Aerospace & Defense	1.3%	1.7%
Paper & Forest Products	1.3%	1.2%
Communications Equipment	1.3%	1.1%
Chemicals	1.1%	1.8%
Containers & Packaging	1.1%	1.3%
Consumer Finance	1.1%	1.1%
Building Products	1.0%	1.5%
Leisure Equipment & Products	1.0%	0.0%
Transportation Infrastructure	0.8%	1.0%
Construction Materials	0.2%	1.4%
Other (1)	7.3%	6.3%
	100.0%	100.0%

(1) Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

At June 30, 2013 and December 31, 2012, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

NOTE D — WHOLLY OWNED INVESTMENT MANAGER

As part of the Formation Transactions, the Investment Manager became a wholly owned subsidiary of MSCC. However, through March 31, 2013, the Investment Manager was accounted for as a portfolio investment since the Investment Manager is not an investment company and since it had historically conducted a significant portion of its investment management activities for parties outside of MSCC and its consolidated subsidiaries. Effective April 1, 2013, the Investment Manager was consolidated prospectively as the controlled operating subsidiary was considered to be providing substantially all of its services directly or indirectly to Main Street or its portfolio companies.

The Investment Manager receives recurring investment management fees from MSC II pursuant to a separate investment advisory agreement. Under the investment advisory agreement, MSC II is obligated to pay a 2% annualized management fee based upon the MSC II assets under management. Subsequent to the Exchange Offer, the investment in the

Investment Manager was reduced to reflect the remaining pro rata portion of the MSC II equity and the related portion of the MSC II management fees that were not acquired in the Exchange Offer.  Upon completion of the Final MSC II Exchange in the first quarter of 2012, the investment in the Investment Manager was further reduced to reflect MSCC’s ownership of all of the MSC II equity and the related MSC II management fees.  The Investment Manager may also receive certain management, consulting and advisory fees for providing these services to third parties (the “External Services”). During May 2012, MSCC and the Investment Manager executed an investment sub-advisory agreement with HMS Adviser, LP (“HMS Adviser”), which is the investment advisor to HMS Income Fund, Inc. (“HMS Income”), a non publicly-traded BDC whose registration statement on Form N-2 was declared effective by the SEC in June 2012, to provide certain investment advisory services to HMS Adviser. MSCC is initially providing such investment advisory services to HMS Adviser, but it is ultimately intended that the Investment Manager provide such services because the fees MSCC receives from such arrangement could otherwise have negative consequences on its ability to meet the source-of-income requirement necessary for it to maintain its RIC tax treatment (MSCC or the Investment Adviser, whichever is providing such investment advisory services, the “Sub-Adviser”). Certain relief must be obtained from the SEC before the Investment Manager is permitted to provide these services to HMS Adviser, which relief is being sought, but there can be no assurance that it will be obtained. Under the investment sub-advisory agreement, the Sub-Adviser is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. However, the Sub-Adviser has agreed to waive all such fees from the effective date of HMS Adviser’s registration statement on Form N-2 through December 31, 2013. As a result, as of June 30, 2013, the Sub-Adviser has not received any base management fee or incentive fees under the investment sub-advisory agreement, and the Sub-Adviser is not due any unpaid compensation for any base management fee or incentive fees under the investment sub-advisory agreement.

Through March 31, 2013, the investment in the Investment Manager was accounted for using fair value accounting, with the fair value determined by Main Street and approved, in good faith, by Main Street’s Board of Directors, based on the total estimated present value of the net cash flows received for the External Services, over the estimated dollar averaged life of the related investment management, advisory or consulting contract, and was also based on comparable public market transactions. The net cash flows utilized in the valuation of the Investment Manager excluded any revenues and expenses from MSCC and its subsidiaries, but included the revenues attributable to External Services, and were reduced by an estimated allocation of costs related to providing such External Services. Any change in fair value of the investment in the Investment Manager was recognized on Main Street’s statement of operations as “Unrealized appreciation (depreciation) in Investment in affiliated Investment Manager,” with a corresponding increase (in the case of appreciation) or decrease (in the case of depreciation) to “Investment in affiliated Investment Manager” on Main Street’s balance sheet. As of March 31, 2013 (the last period the Investment Manager was considered to be a portfolio investment for accounting purposes) and December 31, 2012, the fair value of the investment in the Investment Manager was zero.  Beginning April 1, 2013, the Investment Manager was fully consolidated with MSCC and its other consolidated subsidiaries in Main Street’s consolidated financial statements and, as of April 1, 2013, all assets and liabilities were included in the consolidated balance sheet at fair value.

The Investment Manager has elected, for tax purposes, to be treated as a taxable entity, is not consolidated with Main Street for income tax purposes and is taxed at normal corporate tax rates based on its taxable income, or loss, and, as a result of its activities, may generate income tax expense or benefit. The Investment Manager permits Main Street to receive third party fees and continue to comply with the “source income” requirements contained in the RIC tax provisions.  The taxable income, or loss, of the Investment Manager may differ from its book income, or loss, due to temporary book and tax timing differences, as well as permanent differences. Through March 31, 2013, the Investment Manager provided for any income tax expense, or benefit, and any tax assets or liabilities in its separate financial statements.  Beginning April 1, 2013, the Investment Manager is included in Main Street’s consolidated financial statements and reflected as a consolidated subsidiary and any income tax expense, or benefit, and any tax assets or liabilities are reflected in Main Street’s consolidated financial statements.

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

Pursuant to the support services agreement with MSCC, the Investment Manager is reimbursed each quarter by MSCC for its cash operating expenses, less fees that the Investment Manager receives from MSC II and third parties, associated with providing investment management and other services to MSCC, its subsidiaries and third parties. Through March 31, 2013, the management fees paid by MSC II to the Investment Manager were reflected as “Expenses reimbursed to affiliated Investment Manager” on the statements of operations along with any additional net costs reimbursed by MSCC to the Investment Manager pursuant to the support services agreement. Beginning April 1, 2013, these costs reimbursed by MSCC are included in Main Street’s consolidated financials statements, after elimination of any intercompany activity, in the statement of operations as either compensation and related expenses or as a part of general and administrative expenses.

In the separate stand-alone financial statements of the Investment Manager as summarized below, as part of the Formation Transactions the Investment Manager recognized an $18 million intangible asset related to the investment advisory agreement with MSC II consistent with Staff Accounting Bulletin No. 54, Application of “Pushdown” Basis of Accounting in Financial Statements of Subsidiaries Acquired by Purchase (“SAB 54”). Under SAB 54, push-down accounting is required in “purchase transactions that result in an entity becoming substantially wholly owned.” In this case, MSCC acquired 100% of the equity interests in the Investment Manager in the Formation Transactions. Because the $18 million value attributed to MSCC’s investment in the Investment Manager was derived from the long-term, recurring management fees under the investment advisory agreement with MSC II, the same methodology used to determine the $18 million valuation of the Investment Manager in connection with the Formation Transactions was utilized to establish the push-down accounting basis for the intangible asset. The intangible asset is being amortized over the estimated economic life of the investment advisory agreement with MSC II. Through March 31, 2013, amortization expense was recorded by the Investment Manager in its separate financial statements, but this amortization expense was not included in the expenses reimbursed by MSCC to the Investment Manager based upon the support services agreement since it is non-cash and non-operating in nature.  Upon consolidation of the Investment Manager effective April 1, 2013, and for all periods thereafter, the effects of the intangible asset and related amortization expense have been fully eliminated in Main Street’s consolidated financial statements.

Summarized financial information from the separate financial statements of the Investment Manager through March 31, 2013 is as follows:

	As of March 31	As of December 31,
	2013	2012
	(in thousands)
	(Unaudited)

Cash	$524	$741
Accounts receivable	79	69
Accounts receivable - MSCC	106	4,066
Intangible asset (net of accumulated amortization of $6,021 and $5,681 as of March 31, 2013 and December 31, 2012, respectively)	11,979	12,319
Deposits and other	556	462
Total assets	$13,244	$17,657

Accounts payable and accrued liabilities	$1,410	$5,483
Equity	11,834	12,174
Total liabilities and equity	$13,244	$17,657

	Three Months Ended June 30,	Three Months Ended March 31,	Six Months Ended June 30,
	2012	2013	2012
	(in thousands)	(in thousands)
	(Unaudited)	(Unaudited)

Management fee income from Main Street Capital II	$542	$776	$1,160
Other management advisory fees	47	—	102
Total income	589	776	1,262

Salaries, benefits and other personnel costs	(2,357)	(2,731)	(4,647)
Occupancy expense	(83)	(108)	(165)
Professional expenses	(22)	(77)	(32)
Amortization expense - intangible asset	(319)	(340)	(631)
Other expenses	(288)	(273)	(617)
Expense reimbursement from MSCC	2,161	2,413	4,199
Total net expenses	(908)	(1,116)	(1,893)
Net Loss	$(319)	$(340)	$(631)

As a result of the consolidation of the Investment Manager beginning in the second quarter of 2013, the balance sheet and income statement accounts of the Investment Manager are included in Main Street’s consolidated financial statements and the “Investment in affiliated Investment Manager” and “Expenses reimbursed to affiliated Investment Manager” accounts included in Main Street’s historical consolidated financial statements have zero balances.  In addition, as a result of the consolidation of the accounts of the Investment Manager beginning with the second quarter of 2013, the expenses on Main Street’s income statement that were included in “Expenses reimbursed to affiliated Investment Manager” in prior periods are now included in “Compensation and related” or “General and administrative” expenses. The consolidation of the Investment Manager has no net effect on net investment income or total expenses reported in any of the comparable periods presented.

The following unaudited supplemental pro forma information has been provided for illustrative purposes only to show the effects on the individual line items in Main Street’s consolidated statements of operations affected for these periods prior to consolidation of the Investment Manager. Future results may vary significantly from the results reflected in the following pro forma financial information because of future events and transactions, as well as other factors. No per share amounts are shown as the consolidation of the Investment Manager would not have changed any per share results. The following pro forma information has been provided for the three and six months ended June 2013 and 2012 as though the Investment Manager had been consolidated as of the beginning of each period presented.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Actual)	(Pro-forma)	(Pro-forma)	(Pro-forma)
	(in thousands)
	(Unaudited)

EXPENSES:
Compensation	(2,574)	(2,357)	(5,305)	(4,647)
General and administrative	(1,249)	(899)	(2,395)	(1,874)
Expenses reimbursed to affiliated Investment Manager	—	—	—	—

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION):
Investment in affiliated Investment Manager	—	—	—	—

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS ATTRIBUTABLE TO COMMON STOCK	24,004	24,153	47,633	48,043

NOTE E — SBIC DEBENTURES

SBIC debentures payable at June 30, 2013 and December 31, 2012 were $225 million at each date.  SBIC debentures provide for interest to be paid semi-annually, with principal due at the applicable 10-year maturity date of each debenture. The weighted average annual interest rate on the SBIC debentures as of June 30, 2013 and December 31, 2012 was 4.8% and 4.7%, respectively. The first principal maturity due under the existing SBIC debentures is in 2014, and the remaining weighted average duration as of June 30, 2013 is approximately 5.9 years.  For the three months ended June 30, 2013 and 2012, Main Street recognized interest expense attributable to the SBIC debentures of $2.8 million and $2.9 million, respectively.  For the six months ended June 30, 2013 and 2012, Main Street recognized interest expense attributable to the SBIC debentures of $5.5 million and $5.7 million, respectively. Main Street has incurred leverage and other miscellaneous fees ranging from 3.4% to 3.5% of the debenture principal amount.  In accordance with SBA regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA. The Funds are subject to annual compliance examinations by the SBA. There have been no historical findings resulting from these examinations.

As of June 30, 2013, the recorded value of the SBIC debentures was $212.1 million which consisted of (i) $87.1 million recorded at fair value, or $12.9 million less than the $100 million face value of the SBIC debentures held in MSC II, and (ii) $125.0 million reported at face value and held in MSMF.  As of June 30, 2013, if Main Street had adopted the fair value option under ASC 825 for all of its SBIC debentures, Main Street estimates the fair value of its SBIC debentures would be approximately $207.7 million, or $17.3 million less than the $225 million face value of the SBIC debentures.

NOTE F — CREDIT FACILITY

Main Street maintains the Credit Facility to provide additional liquidity in support of future investment and operational activities. The Credit Facility, as amended, currently provides for $372.5 million in total commitments from a diversified group of ten lenders.  The Credit Facility contains an accordion feature which allows Main Street to increase the total commitments under the facility up to $425 million from new or existing lenders on the same terms and conditions as the existing commitments.

Borrowings under the Credit Facility bear interest, subject to Main Street’s election, on a per annum basis equal to (i) the applicable LIBOR rate (0.19%, as of June 30, 2013) plus 2.50% or (ii) the applicable base rate (Prime Rate, 3.25% as of June 30, 2013) plus 1.50%. Main Street pays unused commitment fees of 0.375% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the assets of the Funds. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining an interest coverage ratio of at least 2.0 to 1.0, (ii) maintaining an asset coverage ratio of at least 2.5 to 1.0, and (iii) maintaining a minimum tangible net worth. The Credit Facility includes an initial revolving period through September 2015 followed by a two-year term out period with a final maturity in September 2017, and contains two, one-year extension options which could extend both the revolving period and the final maturity by up to two years, subject to certain conditions including lender approval.

At June 30, 2013, Main Street had $215.0 million in borrowings outstanding under the Credit Facility. Main Street recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs, of $1.2 million and $1.3 million, respectively, for the three months ended June 30, 2013 and 2012 and $2.4 million and $2.3 million, respectively, for the six months ended June 30, 2013 and 2012. As of June 30, 2013, the interest rate on the Credit Facility was 2.69%, and Main Street was in compliance with all financial covenants of the Credit Facility.

NOTE G — NOTES

On April 2, 2013, Main Street issued $80.0 million in aggregate principal amount of 6.125% Notes due 2023 (the “Notes”). On April 15, 2013, the underwriters fully exercised their option to purchase an additional $12.0 million in aggregate principal amount of Notes to cover over-allotments, bringing the total size of the offering to $92.0 million. The Notes are unsecured obligations and rank pari passu with our current and future senior unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at Main Street’s option on or after April 1, 2018. The Notes bear interest at a rate of 6.125% per year payable quarterly on January 1, April 1, July 1 and October 1 of each year, beginning July 1, 2013.  Main Street recognized interest expense related to the Notes, including amortization of deferred loan costs, of $1.5 million for the three and six months ended June 30, 2013. The total net proceeds to Main Street from the Notes, after underwriting discounts and estimated offering expenses payable by Main Street, were approximately $89.0 million. Main Street has listed the Notes on the New York Stock Exchange under the trading symbol “MSCA”.  Main Street may from time to time repurchase Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2013, the outstanding balance of the Notes was $92.0 million.

The Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Notes Indenture.

NOTE H — FINANCIAL HIGHLIGHTS

	Six Months Ended June 30,
	2013	2012
Per Share Data:
Net asset value at the beginning of the period	$18.59	$15.19

Net investment income (1) (3)	1.01	0.94
Net realized gain (loss) from investments (1) (2) (3)	0.01	0.18
Net change in unrealized appreciation (1) (2) (3)	0.43	0.75
Income tax provision (1) (2) (3)	(0.08)	(0.10)
Net increase in net assets resulting from operations (1) (3)	1.37	1.77

Dividends paid to stockholders from net investment income	(1.27)	(0.82)
Dividends paid to stockholders from realized gains/losses	—	—
Total dividends paid	(1.27)	(0.82)
Impact of the net change in monthly dividends declared prior to the end of the period	(0.01)	(0.01)
Accretive effect of public stock offerings (issuing shares above NAV per share)	—	0.74
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.07	0.04
Other (4)	(0.03)	(0.02)
Net asset value at the end of the period	$18.72	$16.89

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

	Six Months Ended June 30,
	2013	2012
	(in thousands, except percentages)

Net asset value at end of period	$655,383	$533,404
Average net asset value	$647,856	$454,883
Average outstanding debt	$411,857	$342,714
Ratio of total expenses, including income tax expense, to average net asset value (1) (2) (3)	3.27%	4.06%
Ratio of operating expenses to average net asset value (1) (3)	2.83%	3.44%
Ratio of operating expenses, excluding interest expense, to average net asset value (1) (3)	1.37%	1.68%
Ratio of net investment income to average net asset value (1) (3)	5.42%	5.63%
Portfolio turnover ratio (3)	18.51%	22.86%
Total investment return (3) (4)	-5.52%	17.97%
Total return based on change in net asset value (3) (5)	7.41%	11.82%

(1)              Ratios are net of the amounts attributable to the noncontrolling equity interests in MSC II for the periods prior to the completion of the Final MSC II Exchange during the first quarter of 2012.

(2)              Total expenses are the sum of operating expenses and income tax expense. Income tax expense includes the accrual of deferred taxes on the net unrealized appreciation from portfolio investments held in Taxable Subsidiaries, which is non-cash in nature and may vary significantly from period to period.  Main Street is required to include deferred taxes in calculating its total expenses even though these deferred taxes are not currently payable.

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

NOTE I — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

Main Street paid a supplemental dividend of $0.35 per share in January 2013, regular monthly dividends of $0.15 per share for each month of January, February and March 2013 and regular monthly dividends of $0.155 per share for each month of April, May and June 2013, with such dividends totaling $43.9 million, or $1.265 per share. The regular monthly dividends equal a total of approximately $16.2 million, or $.465 per share, for the three months ended June 30, 2013, and $31.8 million, or $0.915 per share, for the six months ended June 30, 2013.  The second quarter 2013 regular monthly dividends represent a 10.7% increase from the monthly dividends paid for the second quarter of 2012. During May 2013, Main Street declared a $0.20 per share supplemental semi-annual dividend that was paid in July 2013.  For the three and six months ended June 30, 2012, Main Street paid total monthly dividends of approximately $11.4 million, or $0.420 per share, and $22.2 million, or $0.825 per share, respectively, for each period.

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

Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
	2013	2012
	(amounts in thousands)
	(estimated)
Net increase in net assets resulting from operations	$47,633	$23,839
Share-based compensation expense	1,205	581
Net realized income allocated to noncontrolling interest	—	(65)
Net change in unrealized appreciation on investments	(14,948)	(4,728)
Income tax provision	2,833	1,876
Pre-tax book (income) loss not consolidated for tax purposes	4,959	4,035
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	(1,017)	1,351
Estimated taxable income (1)	40,665	26,889
Taxable income earned in prior year and carried forward for distribution in current year	44,415	7,934
Taxable income prior to period end and carried forward for distribution	(46,402)	(27,571)
Dividend accrued as of period end and paid in the following period	5,427	3,789
Total distributions accrued or paid to common stockholders	$44,105	$11,041

(1)                                 Main Street’s taxable income for each period is an estimate and will not be finally determined until the company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

The Taxable Subsidiaries hold certain portfolio investments for Main Street. The Taxable Subsidiaries are consolidated with Main Street for financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in Main Street’s consolidated financial statements as investments and recorded at fair value. The principal purpose of the Taxable Subsidiaries is to permit Main Street to hold equity investments in portfolio companies which are “pass through” entities for tax purposes in order to continue to comply with the “source income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with Main Street for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities as a result of their ownership of portfolio investments.

The Investment Manager provides investment management advisory services and other services and receives fee income for such services (see further discussion of the Investment Manager in Note D). Beginning April 1, 2013, the Investment Manager is included in Main Street’s consolidated financial statements and reflected as a consolidated subsidiary, but the Investment Manager has elected, for tax purposes, to be treated as a taxable entity and is not consolidated with Main Street for income tax purposes and as a result may generate income tax expense, or benefit, and tax assets and liabilities as a result of its activities. The Investment Manager permits Main Street to receive third party fees and continue to comply with the “source income” requirements contained in the RIC tax provisions.

The income tax expense, or benefit, generated by the Taxable Subsidiaries and the Investment Manager, if any, is reflected in Main Street’s Consolidated Statement of Operations. For the three months ended June 30, 2013 and 2012, we recognized a net income tax provision of $0.8 million and $1.0 million, respectively, related to deferred taxes of $0.1 million and $0.6 million, respectively, and other taxes of $0.7 million and $0.4 million, respectively. For the six months ended June 30, 2013 and 2012, we recognized a net income tax provision of $2.8 million and $2.9 million, respectively, related to deferred taxes of $1.4 million and $1.6 million, respectively, and other taxes of $1.4 million and $1.3 million, respectively. The deferred taxes related primarily to net unrealized appreciation on equity investments held in our Taxable Subsidiaries. For the three and six months ended June 30, 2013, the other taxes include $0.5 million and $0.9 million, respectively, related to an accrual for excise tax on our estimated spillover taxable income and $0.2 million and $0.5 million, respectively, related to accruals for state and other taxes. For the three and six months ended June 30, 2012, the other taxes include $0.2 million and $0.9  million, respectively, related to an accrual for excise tax on our estimated spillover taxable income and $0.2  million and $0.4  million, respectively, related to accruals for state and other taxes.

The net deferred tax liability at June 30, 2013 and December 31, 2012 was $11.0 million and $11.8 million, respectively, primarily related to timing differences from net unrealized appreciation of portfolio investments held by the Taxable Subsidiaries, partially offset by net loss carryforwards (primarily resulting from historical realized losses on portfolio investments held by the Taxable Subsidiaries and the operating activities of the Investment Manager), basis differences of portfolio investments held by the Taxable Subsidiaries which are “pass through” entities for tax purposes and excess deductions resulting from the restricted stock plans (see further discussion in Note L).  Due to the consolidation of the Investment Manager (see further discussion in Note D) on April 1, 2013, the Company recorded a deferred tax asset of $2.4 million through additional paid-in capital relating to the periods through March 31, 2013.

As a result of certain realization requirements of ASC 718, Compensation — Stock Compensation, Main Street has not recorded any deferred tax assets for tax deductions related to equity compensation greater than equity compensation recognized for financial reporting.  Equity will be increased by $1.1 million if and when such deferred tax assets are ultimately realized by reducing taxes payable.  Main Street uses tax law ordering when determining when excess tax benefits have been realized.

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

For the six months ended June 30, 2013, $8.3 million of the total $43.9 million in dividends paid to stockholders represented DRIP participation. During this period, Main Street satisfied the DRIP participation requirements with the issuance of 173,926 newly issued shares and with the purchase of 92,679 shares of common stock in the open market. For the six months ended June 30, 2012, $5.2 million of the total $22.2 million in dividends paid to stockholders represented DRIP participation. During this period, Main Street satisfied the DRIP participation requirements with the issuance of 200,961 newly issued shares and with the purchase of 22,650 shares of common stock in the open market. The shares disclosed above relate only to Main Street’s DRIP and exclude any activity related to broker-managed dividend reinvestment plans.

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

Main Street’s Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2008 Equity Incentive Plan. These shares generally vest over a four-year period from the grant date. The fair value is expensed over the four-year service period starting on the grant date and the following table summarizes the restricted stock issuances approved by Main Street’s Board of Directors and the remaining shares of restricted stock available for issuance as of June 30, 2013.

Restricted stock authorized under the plan	2,000,000
Less restricted stock granted on:
July 1, 2008	(245,645)
July 1, 2009	(98,993)
July 1, 2010	(149,357)
June 20, 2011	(117,728)
June 20, 2012	(133,973)
Quarter ended December 31, 2012	(12,476)
Quarter ended March 31, 2013	(1,100)
June 20, 2013	(246,823)

Restricted stock available for issuance as of June 30, 2013	993,905

The following table summarizes the restricted stock issued to Main Street’s independent directors pursuant to the Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan. These shares vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over a one-year service period starting on the grant date.

Restricted stock authorized under the plan	200,000
Less restricted stock granted on:
July 1, 2008	(20,000)
July 1, 2009	(8,512)
July 1, 2010	(7,920)
June 20, 2011	(6,584)
August 3, 2011	(1,658)
June 20, 2012	(5,060)
June 13, 2013	(4,304)

Restricted stock available for issuance as of June 30, 2013	145,962

For each of the three months ended June 30, 2013 and 2012, Main Street recognized total share-based compensation expense of $0.6 million and $0.6 million, respectively, and for each of the six months ended June 30, 2013 and 2012, Main Street recognized total share-based expense of $1.2 million and $1.2 million, respectively, related to the restricted stock issued to Main Street employees and independent directors.

As of June 30, 2013, there was $10.9 million of total unrecognized compensation expense related to Main Street’s non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 3.4 years as of June 30, 2013.

NOTE M — COMMITMENTS AND CONTINGENCIES

At June 30, 2013, Main Street had a total of $101.3 million in outstanding commitments comprised of (i) eight commitments to fund revolving loans that had not been fully drawn and (ii) five capital commitments that had not been fully called.

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

NOTE N — RELATED PARTY TRANSACTIONS

As discussed further in Note D, subsequent to the completion of the Formation Transactions, the Investment Manager was treated as a wholly owned portfolio company of MSCC and was included as part of our Investment Portfolio through March 31, 2013. At December 31, 2012, the Investment Manager had a receivable of $4.1 million due from MSCC related to operating expenses incurred by the Investment Manager required to support Main Street’s business.  Beginning April 1, 2013, the accounts of the Investment Manager are included in Main Street’s consolidated financial statements and reflected as a consolidated subsidiary and any balances between the Investment Manager and MSCC or any of its other consolidated subsidiaries have been eliminated in consolidation.

In June 2013, Main Street adopted a deferred compensation plan for the non-employee members of its board of directors, which allows the directors at their option to defer all or a portion of the fees paid for their services as directors and have such deferred fees paid in shares of Main Street common stock within 90 days after the participant’s end of service as a director.  As of June 30, 2013, $225,000 of directors’ fees had been deferred under this plan.  These deferred fees represented 8,239 shares of Main Street common shares.  These shares will not be issued or included as outstanding on the consolidated statement of changes in net assets until each applicable participant’s end of service as a director, but will be included in operating expenses and weighted average shares outstanding on Main Street’s consolidated statement of operations as earned.

NOTE O — SUBSEQUENT EVENTS

In July 2013, Main Street closed a LMM portfolio investment in Garreco, LLC (‘‘Garreco’’) to facilitate a recapitalization of the company. The investment consists of $5.8 million in senior secured term debt and a $1.2 million direct equity investment. Garreco is headquartered in Heber Springs, Arkansas, and is a manufacturer and supplier of consumable products used to create dentures, crowns, and bridges in dental laboratories and clinics.

In July 2013, Main Street completed a new portfolio investment totaling $5.0 million of invested capital in ASC Interests, LLC (“ASC”).  The investment in ASC consists of $3.5 million in first lien, senior secured debt and a $1.5 million direct equity investment, and the proceeds of Main Street’s investment were used by ASC to complete a management-led buyout of ASC Owners Group, LLC, dba American Shooting Centers. ASC, operating under the name American Shooting Centers since 1989, operates a 563 acre shooting complex located in George Bush Park, Harris County, Texas.  ASC is among the premier outdoor shooting facilities in the United States.  ASC’s complex consists of rifle and pistol shooting lanes, a trap and skeet facility and sporting clays fields.

In August 2013, Main Street also completed a follow on investment totaling $20.0 million in second lien senior subordinated secured debt in Daseke, Inc. (“Daseke”), to support Daseke’s acquisition of Central Oregon Truck Company, Inc. (“COTC”).  Founded in 1992 and based in Redmond, Oregon, COTC provides dedicated flatbed transportation and logistical services to the contiguous United States as well as parts of Canada.

In August 2013, Main Street closed a new portfolio investment totaling $16.8 million of invested capital in Southern RV, LLC and Southern RV Real Estate, LLC (collectively, “Southern RV”). Main Street’s investment in Southern RV consists of $14.6 million in first lien, senior secured term debt, of which $3.3 million is a first lien mortgage loan, and a $2.2 million direct equity investment. Southern RV is one of the largest dealers of new and used recreational vehicles (“RV”) and related services in the Gulf Coast region.

In August 2013, Main Street announced the appointment of John E. Jackson as a new independent member of its Board of Directors.  Simultaneous with Mr. Jackson’s appointment to the Board, Todd A. Reppert retired as Executive Vice Chairman of Main Street and from the Investment Committee and Credit Committee and from the Board of Directors of MSCC in conjunction with a new investment initiative led by him which will focus on making debt and equity investments in private U.S. companies that are generally smaller than those currently being pursued by Main Street for investment.  Mr. Reppert will remain involved in managing Main Street’s wholly owned SBIC funds while certain regulatory approvals are sought. As a part of his retirement, the Board accelerated the vesting of all of the unvested shares of restricted stock previously granted to him under the 2008 Equity Incentive Plan.  The vesting of these 55,597 shares will result in share-based compensation expense of $1.3 million during the three months ended September 30, 2013.

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

MSCC has direct and indirect wholly owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The primary purpose of these entities is to hold certain investments that generate “pass through” income for tax purposes. The Investment Manager is also a direct wholly owned subsidiary that has elected to be a taxable entity. The Taxable Subsidiaries and the Investment Manager are each taxed at their normal corporate tax rates based on their taxable income.

Unless otherwise noted or the context otherwise indicates, the terms “we,” “us,” “our” and “Main Street” refer to MSCC and its consolidated subsidiaries, which include the Funds, the Taxable Subsidiaries and, beginning April 1, 2013, the Investment Manager.

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

As of June 30, 2013, we had debt and equity investments in 58 LMM portfolio companies with an aggregate fair value of approximately $555.3 million, with a total cost basis of approximately $438.7 million, and a weighted average annual effective yield on our LMM debt investments of approximately 15.1%. As of June 30, 2013 approximately 75% of our total LMM portfolio investments at cost were in the form of debt investments and approximately 94% of such debt investments at cost were secured by first priority liens on the assets of our LMM portfolio companies. At June 30, 2013, we had equity ownership in approximately 93% of our LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 33%. As of December 31, 2012, we had debt and equity investments in 56 LMM portfolio companies with an aggregate fair value of approximately $482.9 million, with a total cost basis of approximately $380.5 million, and a weighted average annual effective yield on our LMM debt investments of approximately 14.3%.  As of December 31, 2012, approximately 75% of our total LMM portfolio investments at cost were in the form of debt investments and approximately 93.0% of such debt investments at cost were secured by first priority liens on the assets of our LMM portfolio companies. At December 31, 2012, we had equity ownership in approximately 93% of our LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 33%. The weighted average annual yields were computed using the effective interest rates for all debt investments at June 30, 2013 and December 31, 2012, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status.

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

As of June 30, 2013, we had Middle Market portfolio investments in 95 companies, collectively totaling approximately $445.2 million in fair value with a total cost basis of approximately $440.4 million. The weighted average revenue for the 95 Middle Market portfolio company investments was approximately $576.8 million as of June 30, 2013. As of June 30, 2013, substantially all of our Middle Market portfolio investments were in the form of debt investments and approximately 92% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on our Middle Market portfolio debt investments was approximately 7.9% as of June 30, 2013. As of December 31, 2012, we had Middle Market portfolio investments in 79 companies, collectively totaling approximately $352.0 million in fair value with a total cost basis of approximately $348.1 million. The weighted average revenue for the 79 Middle Market portfolio company investments was approximately $533.6 million as of December 31, 2012. As of December 31, 2012, substantially all of our Middle Market portfolio investments were in the form of debt investments and approximately 91% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on our Middle Market portfolio debt investments was approximately 8.0% as of December 31, 2012. The weighted average annual yields were computed using the effective interest rates for all debt investments at June 30, 2013 and December 31, 2012, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments.

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

As of June 30, 2013, we had Private Loan portfolio investments in 11 companies, collectively totaling approximately $78.9 million in fair value with a total cost basis of approximately $79.3 million. The weighted average revenue for the 11 Private Loan portfolio company investments was approximately $309.4 million as of June 30, 2013.  As of June 30, 2013, 99% of our Private Loan portfolio investments were in the form of debt investments and all such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on our Private Loan portfolio debt investments was approximately 12.2% as of June 30, 2013. As of December 31, 2012, we had Private Loan portfolio investments in 9 companies, collectively totaling approximately $65.5 million in fair value with a total cost basis of approximately $64.9 million. The weighted average revenue for the 9 Private Loan portfolio company investments was approximately $230.5 million as of December 31, 2012. As of December 31, 2012, 99% of our Private Loan portfolio investments were in the form of debt investments and all such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on our Private Loan portfolio debt investments was approximately 14.8% as of December 31, 2012. The weighted average annual yields were computed using the effective interest rates for all debt investments at June 30, 2013 and 2012, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments.

As of June 30, 2013, we had Other Portfolio investments in 6 companies, collectively totaling approximately $34.6 million in fair value and approximately $32.3 million in cost basis and which comprised 3.1% of our Investment Portfolio at fair value as of June 30, 2013. As of December 31, 2012, we had Other Portfolio investments in 3 companies, collectively totaling approximately $24.1 million in both fair value and approximately $23.6 million in cost basis and which comprised 2.6% of our Investment Portfolio at fair value as of December 31, 2012.

During the six months ended June 30, 2013, there were ten portfolio company investment transfers from the LMM and Middle Market portfolio investment categories to the Private Loan portfolio investment category totaling $69.6 million in fair value and $69.0 million in cost as of the date of transfer.

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

MSCC and its consolidated subsidiaries are internally managed by the Investment Manager, a wholly owned subsidiary of MSCC, which employs all of the executive officers and other employees of Main Street.  Because the Investment Manager is wholly owned by MSCC, Main Street does not pay any external investment advisory fees, but instead incurs the operating costs associated with employing investment and portfolio management professionals through the Investment Manager.  We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly-traded and privately-held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio.  For the three and six months ended June 30, 2013, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.6% and 1.6%, respectively, on an annualized basis, compared to 1.9% and 2.0%, respectively, on an annualized basis for the three and six months ended June 30, 2012 and 1.8% for the year ended December 31, 2012.

During May 2012, MSCC and the Investment Manager executed an investment sub-advisory agreement with HMS Adviser, LP (“HMS Adviser”), which is the investment advisor to HMS Income Fund, Inc. (“HMS Income”), a non publicly-traded BDC whose registration statement on Form N-2 was declared effective by the SEC in June 2012, to provide certain investment advisory services to HMS Adviser. MSCC is initially providing such investment advisory services to HMS Adviser, but it is ultimately intended that the Investment Manager provide such services because the fees MSCC receives from such arrangement could otherwise have negative consequences on its ability to meet the source-of-income requirement necessary for it to maintain its RIC tax treatment (MSCC or the Investment Adviser, whichever is providing such investment advisory services, the “Sub-Adviser”). Certain relief must be obtained from the SEC before the Investment Manager is permitted to provide these services to HMS Adviser, which relief is being sought, but there can be no assurance that it will be obtained. Under the investment sub-advisory agreement, the Sub-Adviser is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. However, the Sub-Adviser has agreed to waive all such fees from the effective date of HMS Adviser’s registration statement on Form N-2 through December 31, 2013. As a result, as of June 30, 2013, the Sub-Adviser has not received any base management fee or incentive fees under the investment sub-advisory agreement and the Sub-Adviser is not due any unpaid compensation for any base management fee or incentive fees under the investment sub-advisory agreement.

CRITICAL ACCOUNTING POLICIES

Basis of Presentation

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).  For the three months ended March 31, 2013 and the three and six months ended June 30, 2012, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries, which include the Funds and the Taxable Subsidiaries. Beginning April 1, 2013, and for all periods thereafter, our consolidated financial statements also include the balance sheet and income statement accounts and other information for the Investment Manager reflected as a consolidated subsidiary (see further discussion below).  The Investment Portfolio, as used herein, refers to all of our LMM portfolio investments, Middle Market portfolio investments, Private Loan portfolio investments, Other Portfolio investments and, for all periods up to and including March 31, 2013, the investment in the Investment Manager, but excludes all “Marketable securities and idle funds investments,” and for all periods after March 31, 2013, the Investment Portfolio also excludes the Investment Manager. For all periods up to and including the period ending March 31, 2013, the Investment Manager was accounted for as a portfolio investment and was not consolidated with MSCC and its consolidated subsidiaries. For all periods after March 31, 2013, the Investment Manager is consolidated with MSCC and its other consolidated subsidiaries. Marketable securities and idle funds investments are classified as financial instruments and are reported separately on our Consolidated Balance Sheets and Consolidated Schedule of Investments due to the nature of such investments.  Our results of operations for the three and six months ended June 30, 2013 and 2012, cash flows for the six months ended June 30, 2013 and 2012, and financial position as of June 30, 2013 and December 31, 2012, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current presentation, including certain investments previously included as part of the LMM portfolio or Middle Market portfolio that are now classified as part of the Private Loan portfolio and the reclassification of Investment Portfolio and Marketable securities and idle funds investment related activity from cash flows from investing activities to cash flows from operating activities.

The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2013 and June 30, 2012 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2012. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the Audit and Accounting Guide for Investment Companies issued by the American Institute of Certified Public Accountants (the “AICPA Guide”), we are precluded from consolidating portfolio company investments, including those in which we have a controlling interest, unless the portfolio company is another investment company. An exception to this general principle in the AICPA Guide occurs if we hold a controlling interest in an operating company that provides all or substantially all of its services directly to us, or to an investment company of ours. None of the portfolio investments made by us qualify for this exception, except as discussed below with respect to the Investment Manager. Therefore, the Investment Portfolio is carried on the balance sheet at fair value, with any adjustments to fair value recognized as “Net Change in Unrealized Appreciation (Depreciation)” on our Statement of Operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a “Net Realized Gain (Loss) from Investments.” For all periods prior to and including March 31, 2013, the Investment Manager was accounted for as a portfolio investment and included as part of the Investment Portfolio in our consolidated financial statements. The Investment Manager was consolidated with MSCC and its other consolidated subsidiaries prospectively beginning April 1, 2013 as the controlled operating subsidiary was providing substantially all of its services directly or indirectly to Main Street or its portfolio companies.

Portfolio Investment Valuation

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. As of June 30, 2013 and December 31, 2012, approximately 91% and 89%, respectively, of our total assets at each date represented our Investment Portfolio valued at fair value. We are required to report our investments at fair value. We follow the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification” or “ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

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

Our Private Loan portfolio investments primarily consist of direct or secondary investments in interest-bearing debt securities in companies that are consistent with the size of companies included in our LMM portfolio or our Middle Market portfolio.  For valuation purposes, all of our Private Loan portfolio investments are non-control investments for which we do not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors. As sufficient observable inputs to determine the fair value of these Private Loan portfolio investments through obtaining third party pricing or other independent pricing are not generally available, we generally use a combination of observable inputs through obtaining third party quotes or other independent pricing and an approach similar to the income approach using a yield-to-maturity model used to value our LMM portfolio debt investments.

For valuation purposes, all of our Other Portfolio investments are non-control investments for which we generally do not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors.  Our Other Portfolio investments comprised 3.1% and 2.6%, respectively, of our Investment Portfolio at fair value as of June 30, 2013 and December 31, 2012.  Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For our Other Portfolio equity investments, we determine the fair value based on the fair value of the portfolio company as determined by independent third parties and based on our proportional ownership in the portfolio company, as well as the financial position and assessed risk of each of these portfolio investments.  For Other Portfolio debt investments with observable inputs, we determine the fair value of these investments through obtaining third party quotes or other independent pricing, to the extent such sufficient observable inputs are available to determine fair value. To the extent observable inputs are not available, we value these Other Portfolio debt investments through an approach similar to the income approach using a yield-to-maturity model used to value our LMM portfolio debt investments.

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

Fee Income

We may periodically provide services, including structuring and advisory services, to our portfolio companies or other third parties. For services that are separately identifiable and evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment or other applicable transaction closes.  Fees received in connection with debt financing transactions for services that do not meet these criteria are treated as debt origination fees and are deferred and accreted into interest income over the life of the financing.

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

The Taxable Subsidiaries hold certain portfolio investments for us. The Taxable Subsidiaries are consolidated with us for financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in our consolidated financial statements. The principal purpose of the Taxable Subsidiaries is to permit us to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for income tax purposes and may generate income tax expense, or benefit, and the related tax assets and liabilities, as a result of their ownership of various portfolio investments. This income tax expense, or benefit, if any, and related tax assets and liabilities, are reflected in our consolidated financial statements.

The Investment Manager has elected, for tax purposes, to be treated as a taxable entity, is not consolidated with us for income tax purposes and is taxed at normal corporate tax rates based on its taxable income, or loss, and, as a result of its activities, may generate income tax expense or benefit. The Investment Manager permits us to receive third party fees and continue to comply with the “source income” requirements contained in the RIC tax provisions.  The taxable income, or loss, of the Investment Manager may differ from its book income, or loss, due to temporary book and tax timing differences, as well as permanent differences. Through March 31, 2013, the Investment Manager provided for any tax expense, or benefit, and related tax assets or liabilities, in its separate financial statements. Beginning April 1, 2013, the Investment Manager is included in our consolidated financial statements reflected as a consolidated subsidiary and any income tax expense, or benefit, and related tax assets and liabilities are reflected in our consolidated financial statements.

The Taxable Subsidiaries and the Investment Manager use the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments as of June 30, 2013 and December 31, 2012 (this information excludes the Other Portfolio investments and the Investment Manager).

Cost:	June 30, 2013	December 31, 2012
First lien debt	82.3%	81.1%
Equity	9.4%	10.4%
Second lien debt	5.5%	6.0%
Equity warrants	2.4%	1.9%
Other	0.4%	0.6%
	100.0%	100.0%

Fair Value:	June 30, 2013	December 31, 2012
First lien debt	73.4%	72.1%
Equity	17.7%	18.7%
Second lien debt	5.0%	5.4%
Equity warrants	3.6%	3.3%
Other	0.3%	0.5%
	100.0%	100.0%

The following tables summarize the composition of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States or other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of June 30, 2013 and December 31, 2012 (this information excludes the Other Portfolio investments and the Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	June 30, 2013	December 31, 2012
West	24.4%	25.7%
Southwest	22.5%	27.7%
Northeast	17.4%	17.2%
Southeast	15.9%	10.1%
Midwest	14.2%	17.6%
Non-United States	5.6%	1.7%
	100.0%	100.0%

Fair Value:	June 30, 2013	December 31, 2012
Southwest	26.0%	31.3%
West	24.3%	25.3%
Northeast	16.1%	15.8%
Southeast	14.4%	9.1%
Midwest	14.2%	17.0%
Non-United States	5.0%	1.5%
	100.0%	100.0%

Our LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, by industry at cost and fair value as of June 30, 2013 and December 31, 2012 (this information excludes the Other Portfolio investments and the Investment Manager).

Cost:	June 30, 2013	December 31, 2012
Energy Equipment & Services	12.2%	8.4%
Media	7.6%	7.2%
Specialty Retail	5.9%	6.1%
Software	5.3%	8.3%
Commercial Services & Supplies	5.3%	6.4%
Health Care Providers & Services	5.3%	5.3%
Machinery	5.2%	6.7%
Construction & Engineering	4.2%	4.7%
Hotels, Restaurants & Leisure	2.9%	3.5%
Diversified Consumer Services	2.9%	3.2%
IT Services	2.8%	2.8%
Professional Services	2.8%	2.2%
Diversified Telecommunication Services	2.6%	0.0%
Electronic Equipment, Instruments & Components	2.2%	2.6%
Textiles, Apparel & Luxury Goods	2.1%	0.7%
Oil, Gas & Consumable Fuels	2.0%	1.6%
Insurance	1.9%	2.0%
Health Care Equipment & Supplies	1.9%	1.5%
Food Products	1.6%	2.0%
Electrical Equipment	1.5%	0.8%
Metals & Mining	1.5%	2.2%
Building Products	1.4%	2.0%
Aerospace & Defense	1.4%	1.9%
Communications Equipment	1.4%	1.2%
Consumer Finance	1.3%	1.2%
Chemicals	1.2%	2.0%
Containers & Packaging	1.2%	1.5%
Paper & Forest Products	1.1%	1.0%
Leisure Equipment & Products	1.1%	0.0%
Road & Rail	1.0%	1.0%
Trading Companies & Distributors	0.8%	1.0%
Construction Materials	0.5%	1.7%
Other (1)	7.9%	7.3%
	100.0%	100.0%

(1)         Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

Fair Value:	June 30, 2013	December 31, 2012
Energy Equipment & Services	13.5%	10.2%
Media	7.2%	6.7%
Machinery	6.5%	8.3%
Health Care Providers & Services	5.3%	5.3%
Software	5.2%	7.9%
Commercial Services & Supplies	5.1%	6.1%
Specialty Retail	4.9%	4.9%
Construction & Engineering	4.5%	5.1%
Diversified Consumer Services	3.7%	4.0%
Hotels, Restaurants & Leisure	3.0%	3.5%
IT Services	2.5%	2.5%
Professional Services	2.4%	2.0%
Diversified Telecommunication Services	2.3%	0.0%
Electronic Equipment, Instruments & Components	2.1%	2.4%
Textiles, Apparel & Luxury Goods	1.9%	0.6%
Oil, Gas & Consumable Fuels	1.8%	1.4%
Insurance	1.7%	1.8%
Health Care Equipment & Supplies	1.7%	1.3%
Food Products	1.5%	1.8%
Trading Companies & Distributors	1.5%	1.7%
Road & Rail	1.5%	1.5%
Electrical Equipment	1.4%	0.7%
Metals & Mining	1.3%	1.9%
Aerospace & Defense	1.3%	1.7%
Paper & Forest Products	1.3%	1.2%
Communications Equipment	1.3%	1.1%
Chemicals	1.1%	1.8%
Containers & Packaging	1.1%	1.3%
Consumer Finance	1.1%	1.1%
Building Products	1.0%	1.5%
Leisure Equipment & Products	1.0%	0.0%
Transportation Infrastructure	0.8%	1.0%
Construction Materials	0.2%	1.4%
Other (1)	7.3%	6.3%
	100.0%	100.0%

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

The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
Investment	Investments at	Percentage of	Investments at	Percentage of
Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
	(dollars in thousands)
1	$182,907	32.9%	$167,154	34.6%
2	118,630	21.4%	117,157	24.3%
3	219,309	39.5%	174,754	36.2%
4	34,468	6.2%	23,799	4.9%
5	—	0.0%	—	0.0%
Totals	$555,314	100.0%	$482,864	100.0%

Based upon our investment rating system, the weighted average rating of our LMM portfolio was approximately 2.2 as of June 30, 2013 and 2.1 as of December 31, 2012.

For the total Investment Portfolio, as of June 30, 2013, we had one investment with positive fair value on non-accrual status which comprised 0.2% of the total Investment Portfolio at fair value and, together with another fully impaired investment, comprised approximately 0.7% of the total Investment Portfolio at cost.  As of December 31, 2012, we had no investments with positive fair value on non-accrual status and one fully impaired investment which comprised approximately 0.2% of the total Investment Portfolio at cost, excluding the investment in the affiliated Investment Manager.

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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

	Three Months Ended June 30,		Net Change
	2013	2012	Amount	%
	(dollars in millions)
Total investment income	$27.8	$20.8	$7.0	33%
Total expenses	(10.0)	(8.0)	(2.0)	24%
Net investment income	17.8	12.8	5.0	39%
Net realized gain (loss) from investments	0.8	(3.3)	4.1
Net realized income	18.6	9.5	9.1	96%
Net change in unrealized appreciation (depreciation) from:
Portfolio investments	6.3	17.5	(11.2)
SBIC debentures, marketable securities and idle funds and investment in the Investment Manager	(0.1)	(1.8)	1.7
Total net change in unrealized appreciation	6.2	15.7	(9.5)
Income tax provision	(0.8)	(1.0)	0.2
Net increase in net assets resulting from operations attributable to common stock	$24.0	$24.2	$(0.2)	(1)%

	Three Months Ended June 30,		Net Change
	2013	2012	Amount	%
	(dollars in millions)
Net investment income	$17.8	$12.8	$5.0	39%
Share-based compensation expense	0.6	0.6	(0.0)	4%
Distributable net investment income (a)	18.4	13.4	5.0	38%
Net realized gain (loss) from investments	0.8	(3.3)	4.1
Distributable net realized income (a)	$19.2	$10.1	$9.1	91%

Distributable net investment income per share -
Basic and diluted (a)	$0.53	$0.49	$0.04	8%
Distributable net realized income per share -
Basic and diluted (a)	$0.55	$0.37	$0.18	49%

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

Investment Income

For the three months ended June 30, 2013, total investment income was $27.8 million, a 33% increase over the $20.8 million of total investment income for the corresponding period of 2012. This comparable period increase was principally attributable to (i) a 6.4 million increase in interest income from higher average levels of portfolio debt investments and increased activity in the Investment Portfolio and (ii) a $1.0 million increase in dividend income from Investment Portfolio equity investments, partially offset by (i) a $0.3 million decrease in fee income due to lower LMM new deal activity and (ii) a $0.2 million decrease in Marketable securities and idle funds investments income.  The $7.0 million increase in investment income in the second quarter of 2013 includes a $1.2 million net increase in investment income related to accelerated prepayment and repricing activity for certain portfolio debt investments and Marketable securities and idle funds investments when compared to the same period in 2012.

Expenses

For the three months ended June 30, 2013, total expenses increased to $10.0 million from $8.0 million for the corresponding period of 2012.  This comparable period increase in operating expenses was principally attributable to (i) higher interest expenses of $1.4 million primarily as a result of the $92.0 million Notes offering in April 2013 and (ii) an increase in general and administrative expenses of $0.6 million, which is composed of $0.2 million in higher compensation and related expenses primarily as a result of additional personnel and a $0.4 million increase related to other general and administrative expenses compared to the corresponding period of 2012.  The ratio of our total operating expenses, excluding interest expense, as a percentage of our average total assets was 1.6% on an annualized basis for the three months ended June 30, 2013, compared to 1.9% for the comparable period in the prior year.

Distributable Net Investment Income

Distributable net investment income increased 38% to $18.4 million, or $0.53 per share, compared with $13.4 million, or $0.49 per share, in the corresponding period of 2012. The increase in distributable net investment income was primarily due to the higher level of total investment income partially offset by higher operating expenses, due to the changes discussed above. Distributable net investment income on a per share basis for the three months ended June 30, 2013 reflects (i) an increase of approximately $0.03 per share from the comparable period in 2012 attributable to the increase in the comparable levels of accelerated prepayment and repricing activity for certain portfolio debt investments and Marketable securities and idle funds investments as discussed above and (ii) a greater number of average shares outstanding compared to the corresponding period in 2012 primarily due to the June 2012 and December 2012 follow-on stock offerings.

Net Investment Income

Net investment income for the three months ended June 30, 2013 was $17.8 million, or a 39% increase, compared to net investment income of $12.8 million for the corresponding period of 2012. The increase in net investment income was principally attributable to the increase in total investment income partially offset by higher operating expenses as discussed above.

Distributable Net Realized Income

Distributable net realized income was $19.2 million, or $0.55 per share, for the three months ended June 30, 2013 compared with distributable net realized income of $10.1 million, or $0.37 per share, in the corresponding period of 2012. The $9.1 million increase was primarily attributable to (i) the increase in net realized gain from investments of $4.1 million due primarily to the realized losses of $3.3 million incurred in the second quarter of 2012, and (ii) higher distributable net investment income in the three months ended June 30, 2013 compared to the corresponding period of 2012 as discussed above. The $0.8 million net realized gain from investments during the second quarter of 2013 was primarily attributable to net realized gains related to Middle Market debt and Marketable securities and idle funds investments.

Net Realized Income

The higher levels of net investment income and net realized gain from investments in the three months ended June 30, 2013 compared to the corresponding period of 2012, both as discussed above, resulted in a $9.1 million increase in net realized income compared with the corresponding period of 2012.

Net Increase in Net Assets Resulting from Operations Attributable to Common Stock

The net increase in net assets resulting from operations attributable to common stock during the three months ended June 30, 2013 was $24.0 million, or $0.69 per share, compared with a net increase of $24.2 million, or $0.88 per share, in the second quarter of 2012. This $0.2 million decrease from the comparable period in the prior year was the result of the $9.1 million increase in net realized income as discussed above, offset by a $9.5 million decrease in the net change in unrealized appreciation to $6.2 million in the second quarter of 2013, compared to $15.7 million for the comparable period in the prior year. The total net change in unrealized appreciation for the second quarter of 2013 of $6.2 million included a $6.3 million net change in unrealized appreciation from portfolio investments and a net change in unrealized appreciation of $0.6 million from the SBIC debentures held by MSC II, partially offset by a net unrealized depreciation from Marketable securities and idle funds investments of $0.7 million. The $6.3 million net change in unrealized appreciation from portfolio investments for the three months ended June 30, 2013 was principally attributable to (i) unrealized appreciation on 21 LMM portfolio investments totaling $10.0 million, partially offset by unrealized depreciation on 4 LMM portfolio investments totaling $1.0  million and (ii) net unrealized appreciation on Other Portfolio investments of $1.5 million, partially offset by (iii) $1.8 million of net unrealized depreciation on the Middle Market portfolio investments, (iv) $0.9 million of net unrealized depreciation on Private Loan portfolio investments, and (v) accounting reversals of net unrealized appreciation from prior periods of $1.5 million related to portfolio investment exits and repayments. For the three months ended June 30, 2013, we also recognized a net income tax provision of $0.8 million primarily related to other taxes of $0.7 million which include a $0.5 million accrual for excise tax on our estimated spillover taxable income and $0.2 million related to accruals for state and other taxes.

Comparison of the six months ended June 30, 2013 and June 30, 2012

	Six Months Ended June 30,		Net Change
	2013	2012	Amount	%
	(dollars in millions)
Total investment income	$53.4	$41.4	$12.0	29%
Total expenses	(18.3)	(15.7)	(2.6)	17%
Net investment income	35.1	25.7	9.4	37%
Net realized gain (loss) from investments	0.4	4.8	(4.4)
Net realized income	35.5	30.5	5.0
Net change in unrealized appreciation (depreciation) from:
Portfolio investments	16.4	22.0	(5.6)
SBIC debentures, marketable securities and idle funds and investment in the Investment Manager	(1.5)	(1.6)	0.1
Total net change in unrealized appreciation	14.9	20.4	(5.5)
Income tax provision	(2.8)	(2.9)	0.1
Noncontrolling interest	—	(0.1)	0.1
Net increase in net assets resulting from operations attributable to common stock	$47.6	$47.9	$(0.3)	(1)%

	Six Months Ended June 30,		Net Change
	2013	2012	Amount	%
	(dollars in millions)
Net investment income	$35.1	$25.7	$9.4	37%
Share-based compensation expense	1.2	1.2	(0.0)	4%
Distributable net investment income (a)	36.3	26.9	9.4	35%
Net realized gain from investments	0.4	4.8	(4.4)
Distributable net realized income (a)	$36.7	$31.7	$5.0

Distributable net investment income per share -
Basic and diluted (a) (b)	$1.05	$0.99	$0.06	6%
Distributable net realized income per share -
Basic and diluted (a) (b)	$1.06	$1.17	$(0.11)	(9)%

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

Investment Income

For the six months ended June 30, 2013, total investment income was $53.4 million, a 29% increase over the $41.4 million of total investment income for the corresponding period of 2012. This comparable period increase was principally attributable to (i) a 10.6 million increase in interest income from higher average levels of portfolio debt investments and increased activity in the Investment Portfolio, and (ii) a $2.1 million increase in dividend income from portfolio equity investments, offset by (i) a $0.8 million decrease in interest and dividend income from Marketable securities and idle funds investments.  The $12.0 million increase in investment income in the second quarter of 2013 includes a $1.5 million decrease in the amount of non-recurring investment income associated with debt repayment and financing activities in LMM portfolio investments included in investment income in the first six months of 2013 offset by a $1.5 million increase in the amount of investment income related to higher accelerated prepayment and repricing activity of certain Middle Market and Private Loan portfolio debt investments and Marketable securities and idle funds investments in the first six months of 2013, both when compared to the comparable period.

Expenses

For the six months ended June 30, 2013, total expenses increased to $18.3 million from $15.7 million for the corresponding period of 2012.  This comparable period increase in operating expenses was principally attributable to (i) higher interest expenses of $1.4 million primarily as a result of the $92.0 million Notes offering in April 2013 and (ii) an increase in general and administrative expenses of $1.2 million, which is composed an increase of $0.7 million related to compensation and related expenses primarily as a result of additional personnel and an increase of $0.5 million related to other general and administrative expenses compared to the corresponding period of 2012. The ratio of our total operating expenses, excluding interest expense, as a percentage of our average total assets was 1.6% on an annualized basis for the six months ended June 30, 2013, compared to 2.0% for the comparable period in the prior year.

Distributable Net Investment Income

Distributable net investment income increased 35% to $36.3 million, or $1.05 per share, compared with $26.9 million, or $0.99 per share, in the corresponding period of 2012. The increase in distributable net investment income was primarily due to the higher level of total investment income partially offset by higher operating expenses, due to the changes discussed above. The distributable net investment income on a per share basis for the six months ended June 30, 2013 reflects the impact of a greater number of average shares outstanding compared to the corresponding period in 2012 primarily due to the June 2012 and December 2012 follow-on stock offerings.

Net Investment Income

Net investment income for the six months ended June 30, 2013 was $35.1 million, or a 37% increase, compared to net investment income of $25.7 million for the corresponding period of 2012. The increase in net investment income was principally attributable to the increase in total investment income partially offset by higher operating expenses as discussed above.

Distributable Net Realized Income

Distributable net realized income was $36.7 million, or $1.06 per share, for the six months ended June 30, 2013 compared with distributable net realized income of $31.7 million, or $1.17 per share, in the corresponding period of 2012. The $5.0 million increase was primarily attributable to higher distributable net investment income in the six months ended June 30, 2013 compared to the corresponding period of 2012 as discussed above, partially offset by a decrease in net realized gain from investments of $4.4 million. The $0.4 million net realized gain from investments during the six months ended June 30, 2013 was primarily attributable to related to Middle Market debt and Marketable securities investments and idle funds investments.

Net Realized Income

The higher net investment income, partially offset by lower level of net realized gain from investments, in the six months ended June 30, 2013 compared to the corresponding period of 2012, both as discussed above, resulted in a $5.0 million increase in net realized income compared with the corresponding period of 2012.

Net Increase in Net Assets Resulting from Operations Attributable to Common Stock

The net increase in net assets resulting from operations attributable to common stock during the six months ended June 30, 2013 was $47.6 million, or $1.37 per share, compared with a net increase of $47.9 million, or $1.77 per share, in the corresponding period of 2012. This $0.3 million decrease from the comparable period in the prior year was primarily the result of a $5.5 million decrease in the net change in unrealized appreciation to $14.9 million in the second quarter of 2013, compared to $20.4 million for the comparable period in the prior year, partially offset by the increase in net realized income as discussed above.  The total net change in unrealized appreciation for the six months ended June 30, 2013 of $14.9 million included $16.4 million of net unrealized appreciation from portfolio investments, partially offset by net unrealized depreciation of $0.7 million on the SBIC debentures held by MSC II and by the net unrealized depreciation from Marketable securities and idle funds investments of $0.8 million. The $16.4 million net change in unrealized appreciation from portfolio investments for the six months ended June 30, 2013 was principally attributable to (i) unrealized appreciation on 25 LMM portfolio investments totaling $19.6 million, partially offset by unrealized depreciation on 13 LMM portfolio investments totaling $4.4  million, (ii) $2.9 million of net unrealized appreciation on the Middle Market investments and (iii) $1.8 million of net unrealized appreciation on the Other portfolio, partially offset by (i) accounting reversals of net unrealized appreciation from prior periods of $2.8 million related to portfolio investment exits and repayments and (ii) $0.7 million of net unrealized depreciation on the Private Loan investments. For the six months ended June 30, 2013, we also recognized a net income tax provision of $2.8 million related to deferred taxes of $1.4 million and other taxes of $1.4 million. The deferred taxes related primarily to net unrealized appreciation on equity investments held in our taxable subsidiaries. The other taxes include $0.9 million related to an accrual for excise tax on our estimated spillover taxable income and $0.5 million related to accruals for state and other taxes.

Liquidity and Capital Resources

Cash Flows

For the six months ended June 30, 2013, we experienced a net decrease in cash and cash equivalents in the amount of $22.3 million. During the period, we used $155.2 million of cash for our operating activities, which resulted primarily from (i) cash flows we generated from the ordinary operating profits earned through our operating activities totaling $28.8 milllion, which is our $36.3 million of distributable net investment income, excluding the non-cash effects of the accretion of unearned income of $5.1 million, payment-in-kind interest income of $2.4 million, cumulative dividends of $0.5 million and the amortization expense for deferred financing costs of $0.5 million, (ii) cash uses totaling $409.7 million from (a) the funding of new portfolio company investments and settlement of accruals for portfolio investments existing as of December 31, 2012, which together total $353.6 million, (b) the funding of new Marketable securities and idle funds investments and settlement of accruals for Marketable securities and idle funds investments existing as of December 31, 2012, which together total $52.5 million, and (c) $3.6 million related to decreases in payables and accruals, and (iii) cash proceeds totaling $225.7 million from (a) $178.8 million in cash proceeds from the sales and repayments of debt and equity investments, (b) $42.5 million of cash proceeds from the sale of Marketable securities and idle funds investments, and (c) decreases in other assets of $4.4 million.

During the six months ended June 30, 2013, $132.9 million in cash was provided by financing activities, which principally consisted of $89.0 million of net proceeds from the issuance of Notes and $83.0 million in net cash proceeds from our credit facility (the “Credit Facility”), partially offset by $38.8 million in cash dividends paid to stockholders.

Capital Resources

As of June 30, 2013, we had $41.2 million in cash and cash equivalents, $21.8 million in Marketable Securities and and idle funds investments and $157.5 million of unused capacity under the Credit Facility, which we maintain to support our future investment and operating activities. As of June 30, 2013, our net asset value totaled $655.4 million, or $18.72 per share.

The Credit Facility was amended during the three months ended June 30, 2013 to provide for an increase from $287.5 million to $372.5 million in total commitments and to a diversified group of ten lenders.  The Credit Facility contains an accordion feature which allows us to increase the total commitments under the facility up to $425.0 million from new or existing lenders on the same terms and conditions as the existing commitments.

Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable LIBOR rate (0.19%, as of June 30, 2013) plus 2.50% or (ii) the applicable base rate (Prime Rate, 3.25% as of June 30, 2013) plus 1.50%. We pay unused commitment fees of 0.375% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the assets of the Funds. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining an interest coverage ratio of at least 2.0 to 1.0, (ii) maintaining an asset coverage ratio of at least 2.5 to 1.0, and (iii) maintaining a minimum tangible net worth. The Credit Facility includes an initial revolving period through September 2015 followed by a two-year term out period with a final maturity in September 2017, and contains two, one-year extension options which could extend both the revolving period and the final maturity by up to two years, subject to certain conditions including lender approval. At June 30, 2013, we had $215.0 million in borrowings outstanding under the Credit

Facility. As of June 30, 2013, the interest rate on the Credit Facility was 2.69%, and we were in compliance with all financial covenants of the Credit Facility.

Due to each of the Funds’ status as a licensed SBIC, we have the ability to issue, through the Funds, debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA generally in an amount up to twice its regulatory capital, which effectively approximates the amount of its equity capital. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time with no prepayment penalty. On June 30, 2013, we, through the Funds, had $225 million of outstanding indebtedness guaranteed by the SBA, which carried a weighted average annual fixed interest rate of approximately 4.8%. The first maturity related to the SBIC debentures does not occur until 2014, and the remaining weighted average duration is approximately 5.9 years as of June 30, 2013.

In April, 2013, we issued $92.0 million, including the underwriter’s full exercise of the over-allotment option, in aggregate principal amount of 6.125% Notes due 2023 (the “Notes”). The Notes are unsecured obligations and rank pari passu with our current and future senior unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at our option on or after April 1, 2018. As of June 30, 2013, the outstanding balance of the Notes was $92.0 million. Main Street may from time to time repurchase Notes in accordance with the 1940 Act and the rules promulgated thereunder.

The Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Notes Indenture.

We anticipate that we will continue to fund our investment activities through existing cash and cash equivalents and a combination of future debt and equity capital. Our primary uses of funds will be investments in portfolio companies, operating expenses and cash distributions to holders of our common stock.

We periodically invest excess cash balances into Marketable securities and idle funds investments. The primary investment objective of Marketable securities and idle funds investments is to generate incremental cash returns on excess cash balances prior to utilizing those funds for investment in our LMM, Middle Market and Private Loan portfolio investments. Marketable securities and idle funds investments generally consist of debt investments, independently rated debt investments, certificates of deposit with financial institutions, diversified bond funds and public traded debt and equity investments. The composition of Marketable securities and idle funds investments will vary in a given period based upon, among other things, changes in market conditions, the underlying fundamentals in our Marketable securities and idle funds investments, our outlook regarding future LMM, Middle Market and Private Loan portfolio investment needs, and any regulatory requirements applicable to us.

If our common stock trades below our net asset value per share, we will generally not be able to issue additional common stock at the market price unless our stockholders approve such a sale and our Board of Directors makes certain determinations. We did not seek approval to sell shares of our common stock below the then current net asset value per share of our common stock from our stockholders at our 2013 annual meeting of stockholders because our common stock price per share has been trading significantly above the current net asset value per share of our common stock. We would therefore need future approval from our stockholders to issue shares below the then current net asset value per share if we desire to issue shares of our common stock at a price below the then current net asset value per share.

In order to satisfy the Code requirements applicable to a RIC, we intend to distribute to our stockholders substantially all of our taxable income, but we may also elect to periodically spillover certain excess undistributed taxable income from one tax year into the next tax year. In addition, as a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. In January 2008, we received an exemptive order from the SEC to exclude SBA-guaranteed debt securities issued by MSMF and any other wholly owned subsidiaries of ours which operate as SBICs from the asset coverage requirements of the 1940 Act as applicable to us, which, in turn, enables us to fund more investments with debt capital.

Although we have been able to secure access to additional liquidity, including recent public stock offerings, our expanded $372.5 million Credit Facility, and the available leverage through the SBIC program, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At June 30, 2013, we had a total of $101.3 million in outstanding commitments comprised of (i) eight commitments to fund revolving loans that had not been fully drawn and (ii) five capital commitments that had not been fully called.

Contractual Obligations

As of June 30, 2013, the future fixed commitments for cash payments in connection with our SBIC debentures and the Notes for each of the next five years and thereafter are as follows:

						2018 and
	2013	2014	2015	2016	2017	thereafter	Total
	(dollars in thousands)
SBIC debentures	$—	$6,000	$23,100	$5,000	$44,700	$146,200	$225,000
Interest due on SBIC debentures	5,455	10,893	10,382	9,241	8,353	17,690	62,014
Notes	—	—	—	—	—	92,000	92,000
Interest due on Notes	2,833	5,713	5,713	5,729	5,713	31,431	57,132
Total	$8,288	$22,606	$39,195	$19,970	$58,766	$287,321	$436,146

As of June 30, 2013, we had $215.0 million in borrowings outstanding under our Credit Facility and the Credit Facility is currently scheduled to mature in September 2017. The Credit Facility contains two, one year extension options which could extend the maturity to September 2019.  See further discussion of the Credit Facility terms in Liquidity and Capital Resources — Capital Resources.

Related Party Transactions

Subsequent to the completion of the Formation Transactions, the Investment Manager was treated as a wholly owned portfolio company of MSCC and was included as part of our Investment Portfolio through March 31, 2013. At December 31, 2012, the Investment Manager had a receivable of $4.1 million due from MSCC related to operating expenses incurred by the Investment Manager required to support our business.  Beginning April 1, 2013, the accounts of the Investment Manager are included as a part of our consolidated financial statements and the Investment Manager is reflected as a consolidated subsidiary, as opposed to being a part of our Investment Portfolio, and any intercompany balances between the Investment Manager and MSCC or any of its other consolidated subsidiaries have been eliminated in consolidation.

In June 2013, we adopted a deferred compensation plan for the non-employee members of our board of directors, which allows the directors at their option to defer all or a portion of the fees paid for their services as directors and have such deferred fees paid in shares of our common stock within 90 days after the participant’s end of service as a director.  As of June 30, 2013, $225,000 of directors’ fees had been deferred under this plan.  These deferred fees represented 8,239 shares of our common shares.  These shares will not be issued or included as outstanding on the consolidated statement of changes in net assets until each applicable participant’s end of service as a director, but will be included in operating expenses and weighted average shares outstanding on our consolidated statement of operations as earned.

Recent Developments

In July 2013, we closed a LMM portfolio investment in Garreco, LLC (‘‘Garreco’’) to facilitate a recapitalization of the company. The investment consists of $5.8 million in senior secured term debt and a $1.2 million direct equity investment.

Garreco is headquartered in Heber Springs, Arkansas, and is a manufacturer and supplier of consumable products used to create dentures, crowns, and bridges in dental laboratories and clinics.

In July 2013, we completed a new portfolio investment totaling $5.0 million of invested capital in ASC Interests, LLC (“ASC”).  Our investment in ASC consists of $3.5 million in first lien, senior secured debt and a $1.5 million direct equity investment, and the proceeds of our investment were used by ASC to complete a management-led buyout of ASC Owners Group, LLC, dba American Shooting Centers. ASC, operating under the name American Shooting Centers since 1989, operates a 563 acre shooting complex located in George Bush Park, Harris County, Texas.  ASC is among the premier outdoor shooting facilities in the United States.  ASC’s complex consists of rifle and pistol shooting lanes, a trap and skeet facility and sporting clays fields.

In August 2013, we completed a follow on investment totaling $20.0 million in second lien senior subordinated secured debt in Daseke, Inc. (“Daseke”), to support Daseke’s addition of Central Oregon Truck Company, Inc. (“COTC”).  Founded in 1992 and based in Redmond, Oregon, COTC provides dedicated flatbed transportation and logistical services to the contiguous United States as well as parts of Canada.

In August 2013, we closed a new portfolio investment totaling $16.8 million of invested capital in Southern RV, LLC and Southern RV Real Estate, LLC (collectively, “Southern RV”). Our investment in Southern RV consists of $14.6 million in first lien, senior secured term debt, of which $3.3 million is a first lien mortgage loan, and a $2.2 million direct equity investment. Southern RV is one of the largest dealers of new and used recreational vehicles (“RV”) and related services in the Gulf Coast region.

In August 2013, we announced the appointment of John E. Jackson as a new independent member of our Board of Directors.  Simultaneous with Mr. Jackson’s appointment to the Board, Todd A. Reppert retired as Executive Vice Chairman of Main Street and from the Investment Committee and Credit Committee and from the Board of Directors of MSCC in conjunction with a new investment initiative led by him which will focus on making debt and equity investments in private U.S. companies that are generally smaller than those currently being pursued by us for investment.  Mr. Reppert will remain involved in managing our wholly owned SBIC funds while certain regulatory approvals are sought. As a part of his retirement, the Board accelerated the vesting of all of the unvested shares of restricted stock previously granted to him under our 2008 Equity Incentive Plan.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from the Investment Portfolio and Marketable securities and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates.  The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment.  As of June 30, 2013, approximately 55% of our debt investment portfolio (at cost) bore interest at floating rates with 99% of those floating-rate debt investments (at cost) subject to contractual minimum interest rates.  As of June 30, 2013, none of our Marketable securities and idle funds investments bore interest at floating rates. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the long term interest rates on our outstanding SBIC debentures and our 6.125% Notes, which comprise the majority of our outstanding debt, are fixed for the 10-year life of such debt.  As of June 30, 2013, we had not entered into any interest rate hedging arrangements. At June 30, 2013, based on the applicable levels of our Credit Facility and floating-rate debt investments, a 1% change in interest rates would not have a material effect on our level of net investment income.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer and President, our Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chairman, Chief Executive Officer and President, our Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934.  There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, that we filed with the SEC on March 8, 2013, except as described below.

It is unclear how increased regulatory oversight and changes in the method for determining LIBOR may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR, or how such changes could affect our results of operations or financial condition.

As a result of concerns about the accuracy of the calculation of LIBOR, a number of British Bankers’ Association, or BBA, member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR, and there are ongoing investigations by regulators and governmental authorities in various jurisdictions. Following a review of LIBOR conducted at the request of the U.K. government, on September 28, 2012, recommendations for reforming the setting and governing of LIBOR were released, which are referred to as the Wheatley Review. The Wheatley Review made a number of recommendations for changes with respect to LIBOR, including the introduction of S-5 statutory regulation of LIBOR, the transfer of responsibility for LIBOR from the BBA to an independent administrator, changes to the method of the compilation of lending rates and new regulatory oversight and enforcement mechanisms for rate-setting and a reduction in the number of currencies and tenors for which LIBOR is published. Based on the Wheatley Review and on a subsequent public and governmental consultation process, on March 25, 2013, the U.K. Financial Services Authority published final rules for the U.K. Financial Conduct Authority’s regulation and supervision of LIBOR, which are referred to as the FCA Rules. In particular, the FCA Rules include requirements that (1) an independent LIBOR administrator monitor and survey LIBOR submissions to identify breaches of practice standards and/or potentially manipulative behavior, and (2) firms submitting data to LIBOR establish and maintain a clear conflicts of interest policy and appropriate systems and controls. The FCA Rules took effect on April 2, 2013, and on July 9, 2013, NYSE Euronext was chosen to serve as the independent LIBOR administrator commencing in 2014. It is uncertain what additional regulatory changes or what changes, if any, in the method of determining LIBOR may be required or made by the U.K. government or other governmental or regulatory authorities. Accordingly, uncertainty as to the nature of such changes may adversely affect the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

Pending legislation may allow us to incur additional leverage.

As a BDC, under the 1940 Act we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Recent legislation introduced in the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. In addition, recent legislation introduced in the U.S. Senate would modify SBA regulations in a manner that may permit us to incur additional SBA leverage. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in our securities may increase.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2013, we issued 9,166 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933.  The aggregate value for the shares of common stock issued during the three months ended June 30, 2013, under the dividend reinvestment plan was approximately $0.3 million.

Item 5.   Other Information

On August 6, 2013, our Board of Directors appointed John E. Jackson as a member of the Board to serve until our 2014 Annual Meeting of Stockholders.  Mr. Jackson was also appointed to serve on the Audit Committee of the Board.

Mr. Jackson, age 55, is currently President and Chief Executive Officer of Spartan Energy Partners, LP, a gas gathering, treating and processing company. Mr. Jackson was Chairman, Chief Executive Officer and President of Price Gregory Services, Inc., a pipeline-related infrastructure service provider in North America, from February 2008 until its sale in October of 2009.  He served as a director of Hanover Compressor Company (“Hanover”), now known as Exterran Holdings, Inc. (NYSE: EXH), from July 2004 until May 2010.  Mr. Jackson served as Hanover’s President and Chief Executive Officer from October 2004 to August 2007 and as Chief Financial Officer from January 2002 to October 2004.  Mr. Jackson has been a director of Seitel, Inc., a privately owned provider of onshore seismic data to the oil and gas industry in North America, since August 2007, and Select Energy Services, a privately owned total water management company for oil and gas companies, since January 2012.  He also serves on the board of several non-profit organizations. Mr. Jackson’s qualifications to serve on our Board include his extensive background in executive and director roles of public and private companies.

Mr. Jackson will be entitled to receive compensation for his service on the Board consistent with our director compensation program for non-employee directors.  In connection with his appointment to the Board, we entered into our standard form of indemnification agreement with Mr. Jackson, the form of which was previously filed as Exhibit (k)(13) to our Pre-Effective Amendment No. 3 to Registration Statement on Form N-2 (Reg. No. 333-142879) filed on September 21, 2007.

The Board has determined that Mr. Jackson qualifies as an “audit committee financial expert” under the SEC’s rules and as an independent director under the 1940 Act and the listing standards of the New York Stock Exchange.  There are no arrangements or understandings between Mr. Jackson and any other persons pursuant to which he was selected as a director.  There are no current or proposed transactions between us and Mr. Jackson or his immediate family members that would require disclosure under Item 404(a) of Regulation S-K promulgated by the SEC.

Simultaneous with Mr. Jackson’s appointment to the Board, Todd A. Reppert announced his retirement as Executive Vice Chairman of Main Street and from the Investment Committee and Credit Committee and the Board of Directors of MSCC.  Mr. Reppert’s retirement is in conjunction with a new investment initiative led by him which will focus on making debt and equity investments in private U.S. companies that are generally smaller than those currently being pursued by us for investment.  Mr. Reppert’s retirement was not the result of any disagreement with management or the Board related to our operations, policies or practices.  In recognition of his valuable service to Main Street as an officer and director since its inception and in exchange for certain non-compete obligations, the Board accelerated the vesting of all of the unvested shares of restricted stock previously granted to him under our 2008 Equity Incentive Plan.  Mr. Reppert will remain involved in managing our wholly owned SBIC funds under a Management Agreement approved by the Board, which is filed herewith and incorporated herein by reference, while certain regulatory approvals are sought.  Mr. Reppert will be paid $41,666 per month under the Management Agreement for providing the non-employee management services for the SBIC funds.

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

10.2*

Supplement and Joinder Agreement to Amended and Restated Credit Agreement dated May 30, 2013 (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed May 31, 2013 (File No. 1-33723)).

10.3†	Main Street Capital Corporation Deferred Compensation Plan for Non-Employee Directors, dated June 3, 2013.

10.4†	Management Agreement between Main Street Capital Corporation, Main Street Capital Partners, LLC and Todd A. Reppert dated August 6, 2013.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*       Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.

†       Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Main Street Capital Corporation

Date: August 9, 2013	/s/ Vincent D. Foster
Vincent D. Foster
Chairman, President and Chief Executive Officer (principal executive officer)

Date: August 9, 2013	/s/ Dwayne L. Hyzak
Dwayne L. Hyzak
Chief Financial Officer and Senior Managing Director (principal financial officer)

Date: August 9, 2013	/s/ Shannon D. Martin
Shannon D. Martin
Vice President and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.3†	Main Street Capital Corporation Deferred Compensation Plan for Non-Employee Directors, dated June 3, 2013.

10.4†	Management Agreement between Main Street Capital Corporation, Main Street Capital Partners, LLC and Todd A. Reppert dated August 6, 2013.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

†                                         Management contract or compensatory plan or arrangement.