Form 10-Q
period 2013-09-30
Main Street Capital CORP
filed 2013-11-08
CIK 1396440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the issuer’s common stock as of November 7, 2013 was 39,734,794.

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Portfolio investments at fair value:
Control investments (cost: $275,407 and $217,483 as of September 30, 2013 and December 31, 2012, respectively)	$349,581	$278,475
Affiliate investments (cost: $212,953 and $142,607 as of September 30, 2013 and December 31, 2012, respectively)	261,229	178,413
Non-Control/Non-Affiliate investments (cost: $526,197 and $456,975 as of September 30, 2013 and December 31, 2012, respectively)	541,597	467,543
Investment in affiliated Investment Manager (cost: $2,668 as of December 31, 2012)	—	—

Total portfolio investments (cost: $1,014,557 and $819,733 as of September 30, 2013 and December 31, 2012, respectively)	1,152,407	924,431
Marketable securities and idle funds investments (cost: $21,195 and $28,469 as of September 30, 2013 and December 31, 2012, respectively)	19,963	28,535

Total investments (cost: $1,035,752 and $848,202 as of September 30, 2013 and December 31, 2012, respectively)	1,172,370	952,966

Cash and cash equivalents	17,574	63,517
Interest receivable and other assets	14,429	14,580
Receivable for securities sold	25,639	—
Deferred financing costs (net of accumulated amortization of $4,370 and $3,203 as of September 30, 2013 and December 31, 2012, respectively)	9,312	5,162

Total assets	$1,239,324	$1,036,225

LIABILITIES

SBIC debentures (par: $161,200 as of September 30, 2013 and $225,000 as of December 31, 2012, par of $75,200 and $100,000 is recorded at a fair value of $62,259 and $86,467 as of September 30, 2013 and December 31, 2012, respectively)	$148,259	$211,467
Credit facility	166,000	132,000
Notes payable	90,882	—
Payable for securities purchased	12,913	20,661
Deferred tax liability, net	11,110	11,778
Accounts payable and other liabilities	7,414	4,527
Dividend payable	6,353	5,188
Interest payable	2,217	3,562
Payable to affiliated Investment Manager	—	4,066

Total liabilities	445,148	393,249

Commitments and contingencies (Note M)

NET ASSETS

Common stock, $0.01 par value per share (150,000,000 shares authorized; 39,698,645 and 34,589,484 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively)	397	346
Additional paid-in capital	688,544	544,136
Accumulated net investment income, net of cumulative dividends of $181,149 and $115,401 as of September 30, 2013 and December 31, 2012, respectively	17,939	35,869
Accumulated net realized gain from investments (accumulated net realized gain from investments of $7,244 before cumulative dividends of $32,192 as of September 30, 2013 and accumulated net realized gain from investments of $9,838 before cumulative dividends of $28,993 as of December 31, 2012)	(24,948)	(19,155)
Net unrealized appreciation, net of income taxes	112,244	81,780

Total net assets	794,176	642,976

Total liabilities and net assets	$1,239,324	$1,036,225

NET ASSET VALUE PER SHARE	$20.01	$18.59

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$8,840	$5,991	$23,543	$17,841
Affiliate investments	6,453	4,838	17,514	14,652
Non-Control/Non-Affiliate investments	13,974	12,015	40,974	30,263
Interest, fee and dividend income	29,267	22,844	82,031	62,756
Interest, fee and dividend income from marketable securities and idle funds	392	110	1,073	1,599
Total investment income	29,659	22,954	83,104	64,355
EXPENSES:
Interest	(5,922)	(3,923)	(15,346)	(11,967)
Compensation	(2,575)	—	(5,148)	—
General and administrative	(1,533)	(595)	(3,471)	(1,757)
Expenses reimbursed to affiliated Investment Manager	—	(2,215)	(3,189)	(7,574)
Share-based compensation	(2,152)	(699)	(3,357)	(1,860)
Total expenses	(12,182)	(7,432)	(30,511)	(23,158)
NET INVESTMENT INCOME	17,477	15,522	52,593	41,197

NET REALIZED GAIN (LOSS):
Control investments	(2,635)	122	(2,635)	(1,940)
Affiliate investments	780	—	780	5,500
Non-Control/Non-Affiliate investments	(1,164)	128	(1,024)	478
Marketable securities and idle funds investments	22	277	285	1,297
SBIC debentures	(4,775)	—	(4,775)	—
Total net realized gain (loss)	(7,772)	527	(7,369)	5,335
NET REALIZED INCOME	9,705	16,049	45,224	46,532

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION):
Portfolio investments	14,475	22,096	30,889	44,120
Marketable securities and idle funds investments	(490)	(151)	(1,300)	(235)
SBIC debentures	4,839	(1,858)	4,183	(3,367)
Investment in affiliated Investment Manager	—	—	—	(51)
Total net change in unrealized appreciation	18,824	20,087	33,772	40,467

INCOME TAXES:
Federal and state income, excise, and other taxes	(371)	—	(1,793)	(1,006)
Deferred taxes	(104)	(4,169)	(1,515)	(6,035)
Income tax provision	(475)	(4,169)	(3,308)	(7,041)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	28,054	31,967	75,688	79,958
Noncontrolling interest	—	—	—	(54)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS ATTRIBUTABLE TO COMMON STOCK	$28,054	$31,967	$75,688	$79,904

NET INVESTMENT INCOME PER SHARE - BASIC AND DILUTED	$0.47	$0.49	$1.48	$1.44
NET REALIZED INCOME PER SHARE - BASIC AND DILUTED	$0.26	$0.51	$1.27	$1.62
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS ATTRIBUTABLE TO COMMON STOCK PER SHARE - BASIC AND DILUTED	$0.76	$1.01	$2.13	$2.79

DIVIDENDS PAID PER SHARE:
Regular monthly dividends	$0.47	$0.44	$1.38	$1.26
Supplemental dividends	0.20	—	0.55	—
Total	$0.67	$0.44	$1.93	$1.26

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	37,144,693	31,578,742	35,558,266	28,615,877

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(in thousands, except shares)

(Unaudited)

					Accumulated	Net Unrealized			Total Net
				Accumulated	Net Realized	Appreciation from			Assets
	Common Stock		Additional	Net Investment	Gain From	Investments,			Including
	Number	Par	Paid-In	Income, Net	Investments,	Net of Income	Total Net	Noncontrolling	Noncontrolling
	of Shares	Value	Capital	of Dividends	Net of Dividends	Taxes	Asset Value	Interest	Interest

Balances at December 31, 2011	26,714,384	$267	$360,164	$12,531	$(20,445)	$53,194	$405,711	$5,477	$411,188

Public offering of common stock, net of offering costs	4,312,500	43	92,950				92,993		92,993
MSC II noncontrolling interest acquisition	229,634	2	5,328	—	—	—	5,330	(5,417)	(87)
Adjustment to investment in Investment Manager related to MSC II noncontrolling interest acquisition	—	—	(1,616)	—	—	—	(1,616)	—	(1,616)
Share-based compensation	—	—	1,860	—	—	—	1,860	—	1,860
Purchase of vested stock for employee payroll tax withholding	(40,549)		(1,012)				(1,012)		(1,012)
Dividend reinvestment	264,331	2	6,468	—	—	—	6,471	—	6,471
Issuance of restricted stock	139,033	1	(1)	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(114)	(114)
Dividends to stockholders	—	—	—	(22,439)	(14,048)	—	(36,487)	—	(36,487)
Net increase resulting from operations	—	—	—	41,197	5,335	33,426	79,958	—	79,958
Noncontrolling interest	—	—	—	—	—	(54)	(54)	54	—

Balances at September 30, 2012	31,619,333	$315	$464,141	$31,289	$(29,158)	$86,566	$553,154	$—	$553,154

Balances at December 31, 2012	34,589,484	$346	$544,136	$35,869	$(19,155)	$81,780	$642,976	$—	$642,976

Public offering of common stock, net of offering costs	4,600,000	46	131,407	—	—	—	131,453	—	131,453
Share-based compensation	—	—	3,357	—	—	—	3,357	—	3,357
Purchase of vested stock for employee payroll tax withholding	(62,025)	(1)	(1,764)	—	—	—	(1,765)	—	(1,765)
Dividend reinvestment	278,166	3	8,727	—	—	—	8,730	—	8,730
Other	—	—	69	—	—	—	69	—	69
Issuance of restricted stock	274,895	3	(3)	—	—	—	—	—	—
Consolidation of Investment Manager	—	—	2,037	—	—	—	2,037	—	2,037
Issuances of common stock	18,125	—	578	—	—	—	578	—	578
Dividends to stockholders	—	—	—	(65,748)	(3,199)	—	(68,947)	—	(68,947)
Net increase resulting from operations	—	—	—	47,818	(2,594)	30,464	75,688	—	75,688

Balances at September 30, 2013	39,698,645	$397	$688,544	$17,939	$(24,948)	$112,244	$794,176	$—	$794,176

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$75,688	$79,958
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(533,435)	(397,912)
Proceeds from sales and repayments of debt investments	325,150	246,138
Proceeds from sale of equity investments in portfolio companies	1,336	25,869
Investments in marketable securities and idle funds investments	(53,102)	(7,596)
Proceeds from marketable securities and idle funds investments	44,395	33,502
Net change in unrealized appreciation	(33,772)	(40,467)
Net realized (gain) loss	7,369	(5,335)
Accretion of unearned income	(7,721)	(9,263)
Payment-in-kind interest	(3,517)	(2,405)
Cumulative dividends	(1,000)	1,745
Share-based compensation expense	3,357	1,860
Amortization of deferred financing costs	1,167	802
Deferred taxes	1,515	5,650
Changes in other assets and liabilities:
Interest receivable and other assets	1,009	(1,160)
Interest payable	(1,345)	(2,787)
Payable to affiliated Investment Manager	(3,960)	(1,489)
Accounts payable and other liabilities	1,376	316
Deferred fees and other	2,558	1,428
Net cash used in operating activities	(172,932)	(71,146)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from credit facility	360,000	170,000
Repayments on credit facility	(326,000)	(174,000)
Proceeds from issuance of SBIC debentures	—	5,000
Repayments of SBIC debentures	(63,800)	(16,000)
Proceeds from public offering of 6.125% Notes	92,000	—
Repurchases of 6.125% Notes	(1,108)	—
Proceeds from public offering of common stock, net of offering costs	131,453	92,993
Dividends paid to stockholders	(59,052)	(28,879)
Payment of deferred loan costs and SBIC debenture fees	(5,317)	(571)
Other	(1,187)	(463)
Net cash provided by financing activities	126,989	48,080

Net increase (decrease) in cash and cash equivalents	(45,943)	(23,066)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63,517	42,650
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,574	$19,584

Supplemental cash flow disclosures:
Interest Paid	$15,558	$13,953
Taxes paid	$4,803	$561
Non-cash financing activities:
Shares issued pursuant to the DRIP	$8,730	$6,471

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2013

(in thousands)

(Unaudited)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Control Investments (5)

ASC Interests, LLC	Recreational and Educational Shooting Facility
		11% Secured Debt (Maturity - July 31, 2018)	3,500	3,432	3,432
		Member Units (Fully diluted 48.4%)		1,500	1,500
				4,932	4,932

Bond-Coat, Inc.	Casing and Tubing Coating Services
		12% Secured Debt (Maturity - December 28, 2017)	14,750	14,573	14,750
		Common Stock (Fully diluted 42.9%)		6,220	7,750
				20,793	22,500

Café Brazil, LLC	Casual Restaurant Group
		Member Units (Fully diluted 69.0%) (8)		1,742	6,770

California Healthcare Medical Billing, Inc.	Outsourced Billing and Revenue Cycle Management
		12% Secured Debt (Maturity - October 17, 2015)	8,103	7,958	8,094
		Warrants (Fully diluted 21.3%)		1,193	3,380
		Common Stock (Fully diluted 9.8%)		1,177	1,560
				10,328	13,034

CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units (Fully diluted 41.6%) (8)		1,300	10,950

Ceres Management, LLC (Lambs Tire & Automotive)	Aftermarket Automotive Services Chain
		14% Secured Debt (Maturity - May 31, 2018)	4,000	4,000	4,000
		Class B Member Units (12% cumulative) (8)		3,437	3,437
		Member Units (Fully diluted 100.0%)		5,273	1,000
		9.5% Secured Debt (Lamb’s Real Estate Investment I, LLC) (Maturity - October 1, 2025)	1,029	1,029	1,029
		Member Units (Lamb’s Real Estate Investment I, LLC) (Fully diluted 100%)		625	1,130
				14,364	10,596

Garreco, LLC	Manufacturer and Supplier of Dental Products
		14% Secured Debt (Maturity - January 12, 2018)	5,800	5,689	5,689
		Member Units (Fully diluted 32.0%)		1,200	1,200
				6,889	6,889

Gulf Manufacturing, LLC	Manufacturer of Specialty Fabricated Industrial Piping Products
		9% PIK Secured Debt (Ashland Capital IX, LLC) (Maturity - June 30, 2017)	919	919	919
		Member Units (Fully diluted 34.2%) (8)		2,980	12,660
				3,899	13,579

Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
		12% Secured Debt (Maturity - June 4, 2015)	4,896	4,624	4,896
		Preferred Stock (8% cumulative) (8)		1,145	1,145
		Common Stock (Fully diluted 34.4%) (8)		718	1,340
				6,487	7,381

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Hawthorne Customs and Dispatch Services, LLC	Facilitator of Import Logistics, Brokerage, and Warehousing
		Member Units (Fully diluted 47.6%) (8)		589	440
		Member Units (Wallisville Real Estate, LLC) (Fully diluted 59.1%) (8)		1,215	1,890
				1,804	2,330

Hydratec, Inc.	Designer and Installer of Micro-Irrigation Systems
		Common Stock (Fully diluted 95.9%) (8)		7,095	13,050

Impact Telecom, Inc.	Telecommunications Services
		LIBOR Plus 4.50%, Current Coupon 6.50%, Secured Debt (Maturity - May 31, 2018) (9)	2,500	2,493	2,493
		13% Secured Debt (Maturity - May 31, 2018)	22,500	14,454	14,454
		Warrants (Fully diluted 40.0%)		8,000	8,000
				24,947	24,947

Indianapolis Aviation Partners, LLC	Fixed Base Operator
		15% Secured Debt (Maturity - September 15, 2014)	3,700	3,609	3,700
		Warrants (Fully diluted 30.1%)		1,129	1,940
				4,738	5,640

Jensen Jewelers of Idaho, LLC	Retail Jewelry Store
		Prime Plus 2%, Current Coupon 5.25%, Secured Debt (Maturity - November 14, 2013) (9)	1,548	1,548	1,548
		13% Current / 6% PIK Secured Debt (Maturity - November 14, 2013)	1,607	1,607	1,607
		Member Units (Fully diluted 60.8%) (8)		811	3,720
				3,966	6,875

Lighting Unlimited, LLC	Commercial and Residential Lighting Products and Design Services
		8% Secured Debt (Maturity - August 22, 2014)	1,730	1,730	1,730
		Preferred Stock (non-voting)		468	280
		Warrants (Fully diluted 7.1%)		54	—
		Common Stock (Fully diluted 70.0%) (8)		100	—
				2,352	2,010

Marine Shelters Holdings, LLC (LoneStar Marine Shelters)	Fabricator of Marine and Industrial Shelters
		12% Secured Debt (Maturity - December 28, 2017)	10,250	10,068	10,068
		Preferred Stock (Fully diluted 26.7%)		3,750	3,750
				13,818	13,818

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Mid-Columbia Lumber Products, LLC	Manufacturer of Finger-Jointed Lumber Products
		10% Secured Debt (Maturity - December 18, 2017)	1,750	1,750	1,750
		12% Secured Debt (Maturity - December 18, 2017)	3,900	3,900	3,900
		9.5% Secured Debt (Mid - Columbia Real Estate, LLC) (Maturity - May 13, 2025)	983	983	983
		Member Units (Fully diluted 54.0%)		1,132	5,290
		Member Units (Mid - Columbia Real Estate, LLC) (Fully diluted 50.0%) (8)		250	440
				8,015	12,363

NAPCO Precast, LLC	Precast Concrete Manufacturing
		Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity - September 1, 2015) (9)	2,750	2,697	2,697
		Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity - February 1, 2016) (9)	2,923	2,890	2,890
		18% Secured Debt (Maturity - February 1, 2016)	4,468	4,413	4,413
		Member Units (Fully diluted 44.0%)		2,975	5,100
				12,975	15,100

NRI Clinical Research, LLC	Clinical Research Center
		14% Secured Debt (Maturity - September 8, 2016)	4,520	4,335	4,335
		Warrants (Fully diluted 12.5%) (8)		252	480
		Member Units (Fully diluted 24.8%) (8)		500	960
				5,087	5,775

NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		12% Secured Debt (Maturity - December 22, 2016)	12,100	11,334	12,100
		Warrants (Fully diluted 12.2%)		817	1,420
		Member Units (Fully diluted 43.2%) (8)		2,900	5,050
				15,051	18,570

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
		Common Stock (Fully diluted 48.0%)		1,080	11,270

Pegasus Research Group, LLC (Televerde)	Telemarketing and Data Services
		15% Secured Debt (Maturity - January 6, 2016)	4,991	4,955	4,991
		Member Units (Fully diluted 43.7%) (8)		1,250	4,860
				6,205	9,851

PPL RVs, Inc.	Recreational Vehicle Dealer
		11.1% Secured Debt (Maturity - June 10, 2015)	8,010	7,971	8,010
		Common Stock (Fully diluted 51.1%)		2,150	6,810
				10,121	14,820

Principle Environmental, LLC	Noise Abatement Services
		12% Secured Debt (Maturity - February 1, 2016)	3,506	3,027	3,506
		12% Current / 2% PIK Secured Debt (Maturity - February 1, 2016)	4,351	4,294	4,338
		Warrants (Fully diluted 14.6%)		1,200	3,860
		Member Units (Fully diluted 22.6%) (8)		1,863	6,150
				10,384	17,854

River Aggregates, LLC	Processor of Construction Aggregates
		12% Secured Debt (Maturity - June 30, 2018) (14)	500	500	500
		Zero Coupon Secured Debt (Maturity - June 30, 2018) (14)	750	413	413
		Member Units (Fully diluted 38.3%)		1,150	—
		Member Units (RA Properties, LLC) (Fully diluted 50.0%)		269	269
				2,332	1,182

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Southern RV, LLC	Recreational Vehicle Dealer
		13% Secured Debt (Maturity - August 8, 2018)	11,400	11,233	11,233
		Member Units (Fully diluted 50.2%)		1,680	1,680
		13% Secured Debt (Southern RV Real Estate, LLC) (Maturity - August 8, 2018)	3,250	3,202	3,202
		Member Units (Southern RV Real Estate, LLC) (Fully diluted 55.69%)		480	480
				16,595	16,595

The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
		4.5% Current / 4.5% PIK Secured Debt (Maturity - October 2, 2013)	1,079	1,079	880
		6% Current / 6% PIK Secured Debt (Maturity - October 2, 2013)	5,639	5,639	4,600
		Warrants (Fully diluted 52.3%)		1,096	—
				7,814	5,480

Thermal and Mechanical Equipment, LLC	Commercial and Industrial Engineering Services
		Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity - September 25, 2014) (9)	818	817	818
		13% Current / 5% PIK Secured Debt (Maturity - September 25, 2014)	2,607	2,595	2,607
		Member Units (Fully diluted 52.6%) (8)		1,000	10,080
				4,412	13,505

Travis Acquisition LLC	Manufacturer of Aluminum Trailers
		12% Secured Debt (Maturity - August 30, 2018)	9,200	9,018	9,018
		Member Units (Fully diluted 65.5%)		7,100	7,100
				16,118	16,118

Uvalco Supply, LLC	Farm and Ranch Supply Store
		Member Units (Fully diluted 42.8%) (8)		1,113	3,230

Van Gilder Insurance Corporation	Insurance Brokerage
		8% Secured Debt (Maturity - January 31, 2014)	1,378	1,378	1,378
		8% Secured Debt (Maturity - January 31, 2016)	1,088	1,080	1,080
		13% Secured Debt (Maturity - January 31, 2016)	6,243	5,574	5,574
		Warrants (Fully diluted 10.0%)		1,209	1,620
		Common Stock (Fully diluted 15.5%)		2,500	2,430
				11,741	12,082

Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage
		13% Secured Debt (Maturity - December 23, 2016)	3,204	3,155	3,155
		Series A Preferred Stock (Fully diluted 50.9%)		3,000	1,510
		Common Stock (Fully diluted 19.1%)		3,706	—
				9,861	4,665

Ziegler’s NYPD, LLC	Casual Restaurant Group
		Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity - October 1, 2013) (9)	1,000	1,000	1,000
		13% Current / 5% PIK Secured Debt (Maturity - October 1, 2013)	5,449	5,449	4,820
		Warrants (Fully diluted 46.6%)		600	—
				7,049	5,820

Subtotal Control Investments (29.8% of total investments at fair value)				275,407	349,581

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2013

(in thousands)

(Unaudited)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Affiliate Investments (6)

American Sensor Technologies, Inc.	Manufacturer of Commercial / Industrial Sensors
		Warrants (Fully diluted 19.6%)		50	10,100

Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions
		13% Secured Debt (Maturity - April 17, 2017)	5,000	4,787	4,787
		Warrants (Fully diluted 7.5%)		200	530
				4,987	5,317

Condit Exhibits, LLC	Tradeshow Exhibits / Custom Displays
		12% Secured Debt (Maturity - July 31, 2018)	3,750	3,750	3,750
		Warrants (Fully diluted 15.0%) (8)		100	438
				3,850	4,188

Congruent Credit Opportunities Fund II, LP (12) (13)	Investment Partnership
		LP Interests (Fully diluted 19.8%) (8)		24,675	25,309

Daseke, Inc.	Specialty Transportation Provider
		12% Current / 2.5% PIK Secured Debt (Maturity - July 31, 2018)	20,078	19,687	19,687
		Common Stock (Fully diluted 12.6%)		3,213	10,260
				22,900	29,947

Dos Rios Partners (12) (13)	Investment Partnership
		LP Interests (Dos Rios Partners, LP) (Fully diluted 27.69%)		1,105	1,105
		LP Interests (Dos Rios Partners - A, LP) (Fully diluted 9.14%)		220	220
				1,325	1,325

East Teak Fine Hardwoods, Inc.	Hardwood Products
		Common Stock (Fully diluted 5.0%)		480	380

Freeport Financial SBIC Fund LP (12) (13)	Investment Partnership
		LP Interests (Fully diluted 9.9%)		297	297

Gault Financial, LLC (RMB Capital, LLC)	Purchases and Manages Liquidation of Distressed Assets
		14% Secured Debt (Maturity - November 21, 2016)	12,165	11,719	10,890
		Warrants (Fully diluted 22.5%)		400	—
				12,119	10,890

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
GP Investment Holdings, LLC	Cloud Managed Video Collaboration Services
		Common Stock (Fully diluted 21.5%)		3,800	10,235

Houston Plating and Coatings, LLC	Plating and Industrial Coating Services
		Member Units (Fully diluted 11.1%) (8)		635	8,830

Indianhead Pipeline Services, LLC	Pipeline Support Services
		12% Secured Debt (Maturity - February 6, 2017)	8,025	7,586	8,055
		Preferred Equity (8% cumulative) (8)		1,791	1,791
		Warrants (Fully diluted 10.6%)		459	890
		Member Units (Fully diluted 12.1%) (8)		1	1,000
				9,837	11,736

Integrated Printing Solutions, LLC	Specialty Card Printing
		13% Secured Debt (Maturity - September 23, 2016)	12,500	11,918	11,918
		Preferred Equity (Fully diluted 11.0%)		2,000	2,000
		Warrants (Fully diluted 8.0%)		600	—
				14,518	13,918

irth Solutions, LLC	Damage Prevention Technology Information Services
		Member Units (Fully diluted 12.8%) (8)		624	2,550

KBK Industries, LLC	Specialty Manufacturer of Oilfield and Industrial Products
		12.5% Secured Debt (Maturity - September 28, 2017)	9,000	8,924	9,000
		Member Units (Fully diluted 17.9%) (8)		341	5,600
				9,265	14,600

OnAsset Intelligence, Inc.	Transportation Monitoring / Tracking Services
		12% PIK Secured Debt (Maturity - June 30, 2014)	2,113	1,465	1,465
		Preferred Stock (7% cumulative) (Fully diluted 3.9%) (8)		1,783	1,780
		Warrants (Fully diluted 11.9%)		1,707	1,080
				4,955	4,325

OPI International Ltd. (13)	Oil and Gas Construction Services
		Common Equity (Fully diluted 11.5%) (8)		1,371	4,971

PCI Holding Company, Inc.	Manufacturer of Industrial Gas Generating Systems
		12% Current / 4% PIK Secured Debt (Maturity - December 18, 2017)	4,654	4,574	4,574
		Preferred Stock (20% cumulative) (Fully diluted 19.4%) (8)		1,756	3,220
				6,330	7,794

Quality Lease and Rental Holdings, LLC	Rigsite Accommodation Unit Rental and Related Services
		12% Secured Debt (Maturity - January 8, 2018)	37,350	36,843	36,843
		Preferred Member Units (Rocaciea, LLC) (Fully diluted 20.0%)		2,500	500
				39,343	37,343

Radial Drilling Services Inc.	Oil and Gas Technology
		12% Secured Debt (Maturity - November 23, 2016)	4,200	3,588	3,588
		Warrants (Fully diluted 24.0%)		758	290
				4,346	3,878

Samba Holdings, Inc.	Intelligent Driver Record Monitoring Software and Services
		12.5% Secured Debt (Maturity - November 17, 2016)	11,453	11,316	11,453
		Common Stock (Fully diluted 19.4%)		1,707	4,410
				13,023	15,863

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Spectrio LLC	Audio Messaging Services
		8% Secured Debt (Maturity - June 16, 2016)	280	280	280
		12% Secured Debt (Maturity - June 16, 2016)	17,794	17,444	17,767
		Warrants (Fully diluted 9.8%)		887	3,700
				18,611	21,747

SYNEO, LLC	Manufacturer of Specialty Cutting Tools and Punches
		12% Secured Debt (Maturity - July 13, 2016)	4,300	4,232	4,232
		10% Secured Debt (Leadrock Properties, LLC) (Maturity - May 4, 2026)	1,440	1,413	1,413
		Member Units (Fully diluted 11.1%)		1,036	740
				6,681	6,385

Texas Reexcavation LC	Hydro Excavation Services
		12% Current / 3% PIK Secured Debt (Maturity - December 31, 2017)	6,138	6,031	6,031
		Class A Member Units (Fully diluted 16.3%)		2,900	3,270
				8,931	9,301

Subtotal Affiliate Investments (22.3% of total investments at fair value)				212,953	261,229

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2013

(in thousands)

(Unaudited)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Non-Control/Non-Affiliate Investments (7)

AGS LLC (10)	Developer, Manufacturer, and Operator of Gaming Machines
		LIBOR Plus 10.00%, Current Coupon 11.50%, Secured Debt (Maturity - August 23, 2016) (9)	10,000	9,847	10,000

Allflex Holdings III Inc. (11)	Manufacturer of Livestock Identification Products
		LIBOR Plus 7.00%, Current Coupon 8.00%, Secured Debt (Maturity - July 18, 2021) (9)	5,000	4,951	5,079

AM General LLC (11)	Specialty Vehicle Manufacturer
		LIBOR Plus 9.00%, Current Coupon 10.25%, Secured Debt (Maturity - March 22, 2018) (9)	2,925	2,844	2,709

AM3 Pinnacle Corporation (10)	Provider of Comprehensive Internet, TV and Voice Services for Multi-Dwelling Unit Properties
		Common Stock (Fully diluted 3.2%)		2,000	2,000

AMF Bowling Centers, Inc. (11)	Bowling Alley Operator
		LIBOR Plus 7.50%, Current Coupon 8.75%, Secured Debt (Maturity - July 1, 2018) (9)	4,969	4,824	4,950

Ameritech College Operations, LLC	For-Profit Nursing and Healthcare College
		18% Secured Debt (Maturity - March 9, 2017)	6,050	5,955	6,050

Anchor Hocking, LLC (11)	Household Products Manufacturer
		LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity - May 21, 2020) (9)	6,983	6,916	7,061

Ancile Solutions, Inc. (11)	Provider of eLearning Solutions
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - July 15, 2018) (9)	5,000	4,952	4,988

Apria Healthcare Group, Inc. (11)	Home Healthcare Equipment
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - April 5, 2020) (9)	5,486	5,453	5,536

Artel, LLC (11)	Land-Based and Commercial Satellite Provider
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - November 27, 2017) (9)	4,813	4,771	4,788

Atkins Nutritionals Holdings II, Inc. (11)	Weight Management Food Products
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - January 2, 2019) (9)	1,990	1,990	1,995

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
B. J. Alan Company	Retailer and Distributor of Consumer Fireworks
		12.5% Current / 2.5% PIK Secured Debt (Maturity - June 22, 2017)	11,164	11,083	11,083

BBTS Borrower LP (11)	Oil & Gas Exploration and Midstream Services
		LIBOR Plus 6.50%, Current Coupon 7.75%, Secured Debt (Maturity - June 4, 2019) (9)	6,965	6,898	7,068

Blackboard, Inc. (11)	Education Software Provider
		LIBOR Plus 10.00%, Current Coupon 11.50%, Secured Debt (Maturity - April 4, 2019) (9)	2,000	1,863	2,060

Blackhawk Specialty Tools LLC (11)	Oilfield Equipment & Services
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - August 9, 2019) (9)	4,000	3,961	4,000

Brand Connections, LLC	Venue-Based Marketing and Media
		12% Secured Debt (Maturity - April 30, 2015)	7,263	7,167	7,263

Brasa Holdings Inc. (11)	Upscale Full Service Restaurants
		LIBOR Plus 4.75%, Current Coupon 5.75%, Secured Debt (Maturity - July 18, 2019) (9)	3,465	3,383	3,487
		LIBOR Plus 9.50%, Current Coupon 11.00%, Secured Debt (Maturity - January 19, 2020) (9)	3,857	3,817	3,915
				7,200	7,402

Calloway Laboratories, Inc. (10)	Health Care Testing Facilities
		12.00% PIK Secured Debt (Maturity - September 30, 2014)	6,207	6,136	5,236
		Warrants (Fully diluted 1.5%)		17	—
				6,153	5,236

CDC Software Corporation (11)	Enterprise Application Software
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - August 6, 2018) (9)	4,208	4,172	4,218

Cedar Bay Generation Company LP (11)	Coal-Fired Cogeneration Plant
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - April 23, 2020) (9)	8,351	8,272	8,435

Charlotte Russe, Inc (11)	Fast-Fashion Retailer to Young Women
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - May 22, 2019) (9)	5,000	4,953	4,900

CHI Overhead Doors, Inc. (11)	Manufacturer of Overhead Garage Doors
		LIBOR Plus 9.50%, Current Coupon 11.00%, Secured Debt (Maturity - September 18, 2019) (9)	2,500	2,461	2,513

Collective Brands Finance, Inc. (11)	Specialty Footwear Retailer
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - September 20, 2019) (9)	2,488	2,488	2,488

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Compact Power Equipment Centers Inc.	Equipment / Tool Rental
		6% Current / 6% PIK Secured Debt (Maturity - October 1, 2017)	3,858	3,841	3,841
		Series A Stock (8% cumulative) (Fully diluted 4.2%) (8)		979	1,767
				4,820	5,608

Confie Seguros Holding II Co. (11)	Insurance Brokerage Firm
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - November 9, 2018) (9)	5,911	5,841	5,930

CGSC of Delaware Holdings Corp. (11)	Insurance Brokerage Firm
		LIBOR Plus 7.00%, Current Coupon 8.25%, Secured Debt (Maturity - October 16, 2020) (9)	2,000	1,971	1,980

Connolly Holdings Inc. (11)	Audit Recovery Software
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - July 15, 2018) (9)	2,395	2,375	2,407
		LIBOR Plus 9.25%, Current Coupon 10.50%, Secured Debt (Maturity - January 15, 2019) (9)	2,000	1,966	2,025
				4,341	4,432

CST Industries Inc. (11)	Storage Tank Manufacturer
		LIBOR Plus 6.25%, Current Coupon 7.75%, Secured Debt (Maturity - May 22, 2017) (9)	11,875	11,737	11,845

Drilling Info, Inc.	Information Services for the Oil and Gas Industry
		Common Stock (Fully diluted 2.3%)		1,335	8,900

EB Sports Corp. (10)	Sporting Goods Manufacturer
		11.50% Secured Debt (Maturity - December 31, 2015)	10,000	10,000	9,975

Emerald Performance Materials, Inc. (11)	Specialty Chemicals Manufacturer
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - May 18, 2018) (9)	4,456	4,422	4,490

EnCap Energy Fund Investments (12) (13)	Investment Partnership
		LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%) (8)		2,570	2,687
		LP Interests (EnCap Energy Capital Fund VIII Co-Investors, L.P.) (Fully diluted 0.3%)		1,192	1,301
		LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)		460	460
		LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)		2,508	2,508
				6,730	6,956

Fairmount Minerals LTD (11)	Industrial Sand Producer
		LIBOR Plus 4.00%, Current Coupon 5.00%, Secured Debt (Maturity - July 10, 2019) (9)	250	249	251

Fender Musical Instruments Corporation (11)	Manufacturer of Musical Instruments
		LIBOR Plus 4.50%, Current Coupon 5.75%, Secured Debt (Maturity - April 3, 2019) (9)	481	477	484

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
FC Operating, LLC (10)	Christian Specialty Retail Stores
		LIBOR Plus 10.75%, Current Coupon 12.00%, Secured Debt (Maturity - November 14, 2017) (9)	5,700	5,602	5,700

FishNet Security, Inc. (11)	Information Technology Value-Added Reseller
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - November 30, 2017) (9)	7,940	7,872	7,947

Fram Group Holdings, Inc. (11)	Manufacturer of Automotive Maintenance Products
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - July 29, 2017) (9)	964	961	949
		LIBOR Plus 9.00%, Current Coupon 10.50%, Secured Debt (Maturity - January 29, 2018) (9)	1,000	996	972
				1,957	1,921

Gastar Exploration USA, Inc. (11)	Oil & Gas Exploration & Production
		8.63% Secured Bond (Maturity - May 15, 2018)	1,000	1,000	945

Grupo Hima San Pablo, Inc. (11)	Tertiary Care Hospitals
		LIBOR Plus 7.00%, Current Coupon 8.50%, Secured Debt (Maturity - January 31, 2018) (9)	4,975	4,885	4,726
		13.75 Secured Debt (Maturity - July 31, 2018) (9)	2,000	1,907	1,900
				6,792	6,626

Hayden Acquisition, LLC	Manufacturer of Utility Structures
		8% Secured Debt (Maturity - October 1, 2013) (15)	1,800	1,781	—

Healogics, Inc. (11)	Wound Care Management
		Common Equity (Fully diluted 0.02%) (8)		50	50

Hudson Products Holdings, Inc. (11)	Manufacturer of Heat Transfer Equipment
		LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity - June 7, 2017) (9)	4,125	4,094	4,159

iEnergizer Limited (11) (13)	Provider of Business Outsourcing Solutions
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - May 1, 2019) (9)	6,825	6,707	6,790

Ipreo Holdings LLC (11)	Application Software for Capital Markets
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - August 5, 2017) (9)	5,637	5,574	5,693

Ivy Hill Middle Market Credit Fund III, Ltd. (12) (13)	Investment Partnership
		LIBOR Plus 6.50%, Current Coupon 6.78%, Secured Debt (Maturity - January 15, 2022)	2,000	1,698	2,000

Jackson Hewitt Tax Service Inc. (11)	Tax Preparation Services
		LIBOR Plus 8.50%, Current Coupon 10.00%, Secured Debt (Maturity - October 15, 2017) (9)	4,844	4,680	4,820

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Joernes Healthcare, LLC (11)	Health Care Equipment & Supplies
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - March 28, 2018) (9)	6,468	6,408	6,306

Keypoint Government Solutions, Inc. (11)	Pre-Employment Screening Services
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - November 13, 2017) (9)	4,875	4,792	4,826

Larchmont Resources, LLC (11)	Oil & Gas Exploration & Production
		LIBOR Plus 7.25%, Current Coupon 8.50%, Secured Debt (Maturity - August 7, 2019) (9)	6,983	6,914	6,990

Learning Care Group (US) No. 2 Inc. (11)	Provider of Early Childhood Education
		LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity - May 8, 2019) (9)	5,500	5,448	5,497

LKCM Headwater Investments I, L.P. (12) (13)	Investment Partnership
		LP Interests (Fully diluted 2.27%) (8)		925	2,330

MAH Merger Corporation (11)	Sports-Themed Casual Dining Chain
		LIBOR Plus 4.50%, Current Coupon 5.75%, Secured Debt (Maturity - July 18, 2019) (9)	6,000	5,942	5,970

Media Holdings, LLC (11) (13)	Internet Traffic Generator
		LIBOR Plus 13.00%, Current Coupon 15.00%, Secured Debt (Maturity - April 27, 2014) (9)	5,000	5,564	5,576

MediMedia USA, Inc. (11)	Provider of Healthcare Media and Marketing
		LIBOR Plus 6.75%, Current Coupon 8.00%, Secured Debt (Maturity - November 20, 2018) (9)	5,486	5,331	5,349

Medpace Intermediateco, Inc. (11)	Clinical Trial Development and Execution
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - June 19, 2017) (9)	3,626	3,589	3,640

MedSolutions Holdings, Inc. (11)	Specialty Benefit Management
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - July 8, 2019) (9)	3,950	3,912	3,955

Metal Services LLC (11)	Steel Mill Services
		LIBOR Plus 6.50%, Current Coupon 7.75%, Secured Debt (Maturity - June 30, 2017) (9)	4,963	4,879	5,006

Milk Specialties Company (11)	Processor of Nutrition Products
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - November 9, 2018) (9)	4,975	4,931	4,981

Miramax Film NY, LLC (11)	Motion Picture Producer and Distributor
		Class B Units (Fully diluted 0.2%)		500	801

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Modern VideoFilm, Inc. (10)	Post-Production Film Studio
		LIBOR Plus 3.50% Current / 8.50% PIK, Current Coupon Plus PIK 13.50%, Secured Debt (Maturity - December 19, 2017) (9)	5,281	5,076	4,712
		Warrants (Fully diluted 2.5%)		151	1
				5,227	4,713

National Vision, Inc. (11)	Discount Optical Retailer
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - August 2, 2018) (9)	3,209	3,168	3,225

NCP Investment Holdings, Inc.	Management of Outpatient Cardiac Cath Labs
		Class A and C Units (Fully diluted 3.3%)		20	2,960

Neenah Foundry Company (11)	Operator of Iron Foundries
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - April 26, 2017) (9)	7,406	7,272	7,422

NGPL PipeCo, LLC (11)	Natural Gas Pipelines and Storage Facilities
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - September 15, 2017) (9)	9,918	9,762	8,893

Nice-Pak Products, Inc. (11)	Pre-Moistened Wipes Manufacturer
		LIBOR Plus 6.50%, Current Coupon 8.00%, Secured Debt (Maturity - June 18, 2014) (9)	5,701	5,625	5,559

North American Breweries Holdings, LLC (11)	Operator of Specialty Breweries
		LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity - December 11, 2018) (9)	3,980	3,909	4,010

NRC US Holding Company LLC (11)	Environmental Services Provider
		LIBOR Plus 4.50%, Current Coupon 5.50%, Secured Debt (Maturity - August 5, 2019) (9)	3,456	3,439	3,465

Nuverra Environmental Solutions, Inc. (11) (13)	Water Treatment and Disposal Services
		9.88% Unsecured Bond (Maturity - April 15, 2018)	3,500	3,500	3,553

Oberthur Technologies SA (11) (13)	Smart Card, Printing, Identity, and Cash Protection Security
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - November 30, 2018) (9)	6,930	6,647	6,959

Ospemifene Royalty Sub LLC (QuatRx) (10)	Estrogen-Deficiency Drug Manufacturer and Distributor
		11.50% Secured Debt (Maturity - November 15, 2026)	5,000	5,000	5,000

Panolam Industries International, Inc. (11)	Decorative Laminate Manufacturer
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - August 23, 2017) (9)	4,746	4,713	4,726

Permian Holdings, Inc. (11)	Storage Tank Manufacturer
		10.50% Secured Bond (Maturity - January 15, 2018)	3,500	3,461	3,413

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Philadelphia Energy Solutions Refining and Marketing LLC (11)	Oil & Gas Refiner
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - April 4, 2018) (9)	2,993	2,951	2,663

Polyconcept Financial B.V. (11)	Promotional Products to Corporations and Consumers
		LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity - June 30, 2019) (9)	3,427	3,394	3,414

Primesight Limited (10) (13)	Outdoor Advertising Operator
		11.25% Secured Debt (Maturity - October 17, 2015)	7,479	7,479	7,771

Radio One, Inc. (11)	Radio Broadcasting
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - March 31, 2016) (9)	2,910	2,878	2,982

Relativity Media, LLC (10)	Full-scale Film and Television Production and Distribution
		10.00% Secured Debt (Maturity - May 24, 2015)	4,787	4,731	4,787
		15.00% PIK Secured Debt (Maturity - May 24, 2015)	6,132	5,928	6,132
		Class A Units (Fully diluted 0.2%)		292	1,521
				10,951	12,440

Sabre Industries, Inc. (11)	Manufacturer of Telecom Structures and Equipment
		LIBOR Plus 4.75%, Current Coupon 5.75%, Secured Debt (Maturity - August 24, 2018) (9)	4,987	4,940	5,037

SAExploration, Inc. (10) (13)	Geophysical Services Provider
		11.00% Current / 2.50% PIK Secured Debt (Maturity - November 28, 2016)	8,063	8,168	8,063
		Common Stock (Fully diluted 0.01%) (8)	—	65	59
				8,233	8,122

SCE Partners, LLC (10)	Hotel & Casino Operator
		LIBOR Plus 7.25%, Current Coupon 8.25%, Secured Debt (Maturity - August 8, 2019) (9)	7,500	7,427	7,463

Sotera Defense Solutions, Inc. (11)	Defense Industry Intelligence Services
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - April 22, 2017) (9)	8,753	8,469	8,096

Sourcehov LLC (11)	Business Process Services
		LIBOR Plus 7.50%, Current Coupon 8.75%, Secured Debt (Maturity - April 30, 2018) (9)	1,500	1,486	1,521

Sutherland Global Services, Inc. (11)	Business Process Outsourcing Provider
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - March 6, 2019) (9)	6,825	6,701	6,816

Synagro Infrastructure Company, Inc (11)	Waste Management Services
		LIBOR Plus 5.25%, Current Coupon 6.25%, Secured Debt (Maturity - August 29, 2020) (9)	7,000	6,863	6,919

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Targus Group International (11)	Protective Cases for Mobile Devices
		LIBOR Plus 9.50% Current / 1% PIK, Current Coupon Plus PIK 12.00%, Secured Debt (Maturity - May 24, 2016) (9)	4,472	4,492	4,024

Technimark LLC (11)	Injection Molding
		LIBOR Plus 4.25%, Current Coupon 5.50%, Secured Debt (Maturity - April 17, 2019) (9)	3,990	3,953	4,010

TeleGuam Holdings, LLC (11)	Cable and Telecommunications Services Provider
		LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity - December 1, 2018) (9)	6,983	6,949	6,983
		LIBOR Plus 7.50%, Current Coupon 8.75%, Secured Debt (Maturity - June 1, 2019) (9)	2,500	2,476	2,513
				9,425	9,496

Tervita Corporation (11) (13)	Oil and Gas Environmental Services
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - May 15, 2018) (9)	3,483	3,451	3,415

The Tennis Channel, Inc. (10)	Television-Based Sports Broadcasting
		Warrants (Fully diluted 0.1%)		235	280

The Topps Company, Inc. (11)	Trading Cards & Confectionary
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - September 27, 2018) (9)	2,000	1,980	2,010

ThermaSys Corporation (11)	Manufacturer of Industrial Heat Exchanges
		LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity - May 3, 2019) (9)	6,000	5,944	5,993

Therakos, Inc. (11)	Immune System Disease Treatment
		LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity - December 27, 2017) (9)	4,963	4,830	4,972

Totes Isotoner Corporation (11)	Weather Accessory Retail
		LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity - July 7, 2017) (9)	4,532	4,479	4,553

UniTek Global Services, Inc. (11)	Provider of Outsourced Infrastructure Services
		LIBOR Plus 9.50% Current / 4.00% PIK, Current Coupon Plus PIK 15.00%, Secured Debt (Maturity - April 15, 2018) (9)	9,320	8,603	9,344
		Warrants (Fully diluted 1.4%)		449	313
				9,052	9,657

Universal Fiber Systems, LLC (10)	Manufacturer of Synthetic Fibers
		LIBOR Plus 5.75%, Current Coupon 7.50%, Secured Debt (Maturity - June 26, 2015) (9)	10,521	10,460	10,573

US Xpress Enterprises, Inc. (11)	Truckload Carrier
		LIBOR Plus 7.88%, Current Coupon 9.38%, Secured Debt (Maturity - November 13, 2016) (9)	6,155	6,054	6,124

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Vantage Oncology, LLC (11)	Outpatient Radiation Oncology Treatment Centers
		9.50% Secured Bond (Maturity - June 15, 2017)	7,000	7,000	7,053

VFH Parent LLC (11)	Electronic Trading and Market Making
		LIBOR Plus 4.50%, Current Coupon 5.75%, Secured Debt (Maturity - July 8, 2016) (9)	4,765	4,762	4,813

Visant Corporation (11)	School Affinity Stores
		LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity - December 22, 2016) (9)	3,882	3,882	3,775

Vision Solutions, Inc. (11)	Provider of Information Availability Software
		LIBOR Plus 4.50%, Current Coupon 6.00%, Secured Debt (Maturity - July 23, 2016) (9)	2,382	2,252	2,363
		LIBOR Plus 8.00%, Current Coupon 9.50%, Secured Debt (Maturity - July 23, 2017) (9)	5,000	4,967	4,950
				7,219	7,313

Western Dental Services, Inc. (11)	Dental Care Services
		LIBOR Plus 7.00%, Current Coupon 8.25%, Secured Debt (Maturity - November 1, 2018) (9)	4,963	4,832	4,994

Willbros Group, Inc. (11) (13)	Engineering and Construction Contractor
		LIBOR Plus 9.75%, Current Coupon 11.00%, Secured Debt (Maturity - August 19, 2019) (9)	3,000	2,897	3,020

Wilton Brands LLC (11)	Specialty Housewares Retailer
		LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity - August 30, 2018) (9)	1,900	1,868	1,867

Wireco Worldgroup Inc. (11)	Manufacturer of Synthetic Lifting Products
		LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity - February 15, 2017) (9)	2,475	2,456	2,487

Xerium Technologies, Inc. (11)	Paper Production Equipment
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - May 17, 2019) (9)	1,995	1,986	2,017

YP Holdings LLC (11)	Online and Offline Advertising Operator
		LIBOR Plus 6.75%, Current Coupon 8.00%, Secured Debt (Maturity - June 30, 2018) (9)	3,390	3,310	3,382

Zilliant Incorporated	Price Optimization and Margin Management Solutions
		12% Secured Debt (Maturity - June 15, 2017)	8,000	7,005	7,005
		Warrants (Fully diluted 2.7%)		1,071	1,071
				8,076	8,076

Subtotal Non-Control/Non-Affiliate Investments (46.2% of total investments at fair value)				526,197	541,597

Total Portfolio Investments, September 30, 2013				1,014,557	1,152,407

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2013

(in thousands)

(Unaudited)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Marketable Securities and Idle Funds Investments

	Investments in Marketable Securities and Diversified, Registered Bond Funds

Other Marketable Securities and Idle Funds Investments (13)				21,195	19,963

Subtotal Marketable Securities and Idle Funds Investments (1.7% of total investments at fair value)				21,195	19,963

Total Investments, September 30, 2013				$1,035,752	$1,172,370

(1)	All investments are Lower Middle Market portfolio investments, unless otherwise noted.
(2)	Debt investments are generally income producing, unless otherwise noted. Equity and warrants are non-income producing, unless otherwise noted.
(3)	See Note C for summary geographic location of portfolio companies.
(4)	Principal is net of prepayments. Cost is net of prepayments and accumulated unearned income.
(5)

Control investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”) as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.

(6)	Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as Control investments.
(7)	Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments.
(8)	Income producing through dividends or distributions.
(9)	Index based floating interest rate is subject to contractual minimum interest rate.
(10)	Private Loans portfolio investment. See Note B for summary of Private Loan.
(11)	Middle Market portfolio investment. See Note B for summary of Middle Market.
(12)	Other Portfolio investment. See Note B for summary of Other Portfolio.
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

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(in thousands)

(Unaudited)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Non-Control/Non-Affiliate Investments (7)

AGS LLC (10)	Developer, Manufacturer, and Operator of Gaming Machines
		LIBOR Plus 10.00%, Current Coupon 11.50%, Secured Debt (Maturity - August 23, 2016) (9)	9,423	9,239	9,239

Ameritech College Operations, LLC	For-Profit Nursing and Healthcare College
		18% Secured Debt (Maturity - March 9, 2017)	6,050	5,942	6,050

Ancestry.com Inc. (11)	Genealogy Software Service
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - December 27, 2018) (9)	7,000	6,720	6,767

Artel, LLC (11)	Land-Based and Commercial Satellite Provider
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - November 27, 2017) (9)	5,000	4,951	4,950

Associated Asphalt Partners, LLC (11)	Liquid Asphalt Supplier
		LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity - March 9, 2018) (9)	9,400	9,250	9,259

Audio Visual Services Group, Inc. (11)	Hotel & Venue Audio Visual Operator
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - November 9, 2018) (9)	5,000	4,901	4,919
		LIBOR Plus 9.50%, Current Coupon 10.75%, Secured Debt (Maturity - May 9, 2019) (9)	5,000	4,901	4,938
				9,802	9,857

B. J. Alan Company	Retailer and Distributor of Consumer Fireworks
		14% Current / 2.5% PIK Secured Debt (Maturity - June 22, 2017)	10,134	10,042	10,042

Blackboard, Inc. (11)	Education Software Provider
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - October 4, 2018) (9)	1,361	1,319	1,379
		LIBOR Plus 10.00%, Current Coupon 11.50%, Secured Debt (Maturity - April 4, 2019) (9)	2,000	1,852	1,927
				3,171	3,306

Brand Connections, LLC	Venue-Based Marketing and Media
		12% Secured Debt (Maturity - April 30, 2015)	7,974	7,828	7,974

Brasa Holdings Inc. (11)	Upscale Full Service Restaurants
		LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity - July 18, 2019) (9)	3,491	3,395	3,525
		LIBOR Plus 9.50%, Current Coupon 11.00%, Secured Debt (Maturity - January 19, 2020) (9)	2,000	1,927	2,030
				5,322	5,555

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Calloway Laboratories, Inc. (10)	Health Care Testing Facilities
		10.00% Current / 2.00% PIK Secured Debt (Maturity - September 30, 2014)	5,479	5,361	5,479

CDC Software Corporation (11)	Enterprise Application Software
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - August 6, 2018) (9)	4,239	4,199	4,260

CHI Overhead Doors, Inc. (11)	Manufacturer of Overhead Garage Doors
		LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity - August 17, 2017) (9)	2,410	2,371	2,421
		LIBOR Plus 9.50%, Current Coupon 11.00%, Secured Debt (Maturity - February 17, 2018) (9)	2,500	2,457	2,463
				4,828	4,884

Citadel Plastics Holding, Inc. (11)	Supplier of Commodity Chemicals / Plastic Parts
		LIBOR Plus 5.25%, Current Coupon 6.75%, Secured Debt (Maturity - February 28, 2018) (9)	2,985	2,959	2,989

Compact Power Equipment Centers Inc.	Equipment / Tool Rental
		6% Current / 6% PIK Secured Debt (Maturity - October 1, 2017)	3,687	3,669	3,669
		Series A Stock (8% cumulative) (Fully diluted 4.2%) (8)		923	1,232
				4,592	4,901

Confie Seguros Holding II Co. (11)	Insurance Brokerage
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - November 9, 2018) (9)	5,000	4,927	4,964

Connolly Holdings Inc. (11)	Audit Recovery Software
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - July 15, 2018) (9)	2,488	2,464	2,519
		LIBOR Plus 9.25%, Current Coupon 10.50%, Secured Debt (Maturity - January 15, 2019) (9)	2,000	1,962	2,050
				4,426	4,569

Creative Circle, LLC (11)	Professional Staffing Firm
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - September 28, 2017) (9)	9,938	9,840	9,840

CST Industries (11)	Storage Tank Manufacturer
		LIBOR Plus 6.25%, Current Coupon 7.75%, Secured Debt (Maturity - May 22, 2017) (9)	12,188	12,022	12,110

Diversified Machine, Inc. (11)	Automotive Component Supplier
		LIBOR Plus 7.75%, Current Coupon 9.25%, Secured Debt (Maturity - December 21, 2017) (9)	2,000	1,961	1,985

Drilling Info, Inc.	Information Services for the Oil and Gas Industry
		Common Stock (Fully diluted 2.3%)		1,335	5,769

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Dycom Investments, Inc. (11) (13)	Telecomm Construction & Engineering Providers
		7.13% Bond (Maturity - January 15, 2021)	1,000	1,042	1,053

Emerald Performance Materials, Inc. (11)	Specialty Chemicals Manufacturer
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - May 18, 2018) (9)	4,490	4,451	4,512

Engility Corporation (11) (13)	Defense Software
		LIBOR Plus 4.50%, Current Coupon 5.75%, Secured Debt (Maturity - July 18, 2017) (9)	8,000	7,928	7,930

eResearch Technology, Inc. (11)	Provider of Technology-Driven Health Research
		LIBOR Plus 6.50%, Current Coupon 8.00%, Secured Debt (Maturity - June 29, 2018) (9)	3,491	3,361	3,465

EnCap Energy Fund Investments (12) (13)	Investment Partnership
		LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%) (8)		1,735	1,852
		LP Interests (EnCap Energy Capital Fund VIII Co-Investors, L.P.) (Fully diluted 0.3%)		442	442
		LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)		664	664
				2,841	2,958

Fairway Group Acquisition Company (11)	Retail Grocery
		LIBOR Plus 6.75%, Current Coupon 8.25%, Secured Debt (Maturity - August 17, 2018) (9)	3,990	3,933	4,030

FC Operating, LLC (10)	Christian Specialty Retail Stores
		LIBOR Plus 10.75%, Current Coupon 12.00%, Secured Debt (Maturity - November 14, 2017) (9)	6,000	5,883	5,916

FishNet Security, Inc. (11)	Information Technology Value-Added Reseller
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - November 30, 2017) (9)	8,000	7,921	7,960

Flexera Software LLC (11)	Software Licensing
		LIBOR Plus 9.75%, Current Coupon 11.00%, Secured Debt (Maturity - September 30, 2018) (9)	3,000	2,789	3,053

Fram Group Holdings, Inc. (11)	Manufacturer of Automotive Maintenance Products
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - July 29, 2017) (9)	988	984	989
		LIBOR Plus 9.00%, Current Coupon 10.50%, Secured Debt (Maturity - January 29, 2018) (9)	1,000	996	950
				1,980	1,939

GFA Brands, Inc. (11) (13)	Distributor of Health Food Products
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - July 2, 2018) (9)	6,790	6,663	6,909

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
GMACM Borrower LLC (11)	Mortgage Originator and Servicer
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - November 13, 2015) (9)	1,000	987	1,011

Grede Holdings, LLC (11)	Operator of Iron Foundries
		LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity - April 3, 2017) (9)	5,000	4,975	5,025

Hayden Acquisition, LLC	Manufacturer of Utility Structures
		8% Secured Debt (Maturity - January 1, 2013) (14)	1,800	1,781	—

Hearthside Food Solutions, LLC (11)	Contract Food Manufacturer
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - June 5, 2018) (9)	3,990	3,953	3,980

Heckmann Corporation (11) (13)	Water Treatment and Disposal Services
		9.88% Bond (Maturity - April 15, 2018)	3,500	3,500	3,588

HOA Restaurant Group, LLC (11)	Casual Restaurant Group
		11.25% Bond (Maturity - April 1, 2017)	2,000	2,000	1,810

Hudson Products Holdings, Inc. (11)	Manufacturer of Heat Transfer Equipment
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - June 7, 2017) (9)	4,000	3,961	4,015

Hupah Finance Inc. (11)	Manufacturer of Industrial Machinery
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - January 19, 2019) (9)	2,978	2,924	3,015

Il Fornaio Corporation (11)	Casual Restaurant Group
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - June 10, 2017) (9)	1,822	1,815	1,836

Insight Pharmaceuticals, LLC (11)	Pharmaceuticals Merchant Wholesalers
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - August 25, 2016) (9)	5,000	4,976	5,025

Ipreo Holdings LLC (11)	Application Software for Capital Markets
		LIBOR Plus 6.50%, Current Coupon 8.00%, Secured Debt (Maturity - August 5, 2017) (9)	5,688	5,610	5,723

iStar Financial Inc. (11) (13)	Real Estate Investment Trust
		LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity - March 19, 2016) (9)	1,444	1,422	1,461

Ivy Hill Middle Market Credit Fund III, Ltd. (12) (13)	Investment Partnership
		LIBOR Plus 6.50%, Current Coupon 6.71%, Secured Debt (Maturity - January 15, 2022)	2,000	1,681	1,970

Jackson Hewitt Tax Service Inc. (11)	Tax Preparation Services
		LIBOR Plus 8.50%, Current Coupon 10.00%, Secured Debt (Maturity - October 15, 2017) (9)	7,500	7,211	7,281

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Kadmon Pharmaceuticals, LLC (10)	Biopharmaceutical Products and Services
		LIBOR Plus 13.00% / 12.00% PIK, Current Coupon with PIK 27.00%, Secured Debt (Maturity - April 30, 2013) (9)	6,056	6,056	6,056

Keypoint Government Solutions, Inc. (11)	Pre-employment Screening Services
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - November 13, 2017) (9)	5,000	4,903	4,975

Maverick Healthcare Group LLC (10)	Home Healthcare Products and Services
		LIBOR Plus 9.00%, Current Coupon 10.75%, Secured Debt (Maturity - December 30, 2016) (9)	4,900	4,900	4,992

Media Holdings, LLC (11) (13)	Internet Traffic Generator
		LIBOR Plus 13.00%, Current Coupon 15.00%, Secured Debt (Maturity - April 27, 2014) (9)	5,000	5,332	5,000

Medpace Intermediateco, Inc. (11)	Clinical Trial Development and Execution
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - June 19, 2017) (9)	4,612	4,557	4,427

Metal Services LLC (11)	Steel Mill Services
		LIBOR Plus 6.50%, Current Coupon 7.75%, Secured Debt (Maturity - June 30, 2017) (9)	5,000	4,902	5,038

Metals USA, Inc. (11) (13)	Operator of Metal Service Centers
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - December 14, 2019) (9)	7,500	7,426	7,463

Milk Specialties Company (11)	Processor of Nutrition Products
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - November 9, 2018) (9)	5,000	4,951	4,988

Miramax Film NY, LLC (11)	Motion Picture Producer and Distributor
		Class B Units (Fully diluted 0.2%)		500	576

Mmodal, Inc. (11)	Healthcare Equipment and Services
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - August 16, 2019) (9)	3,990	3,940	3,850

Modern VideoFilm, Inc. (10)	Post-Production Film Studio
		LIBOR Plus 9.00%, Current Coupon 10.50%, Secured Debt (Maturity - December 19, 2017) (9)	5,005	4,780	4,780
		Warrants (Fully diluted 1.5%)		150	150
				4,930	4,930

Mood Media Corporation (11) (13)	Music Programming and Broadcasting
		LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity - May 6, 2018) (9)	1,775	1,759	1,780

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
National Healing Corporation (11)	Wound Care Management
		LIBOR Plus 10.00%, Current Coupon 11.50%, Secured Debt (Maturity - November 30, 2018) (9)	1,500	1,422	1,545
		Common Equity (Fully diluted 0.02%)		50	50
				1,472	1,595

National Vision, Inc. (11)	Discount Optical Retailer
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - August 2, 2018) (9)	3,226	3,179	3,274

NCI Building Systems, Inc. (11)	Non-Residential Building Products Manufacturer
		LIBOR Plus 6.75%, Current Coupon 8.00%, Secured Debt (Maturity - May 2, 2018) (9)	2,450	2,335	2,455

NCP Investment Holdings, Inc.	Management of Outpatient Cardiac Cath Labs
		Class A and C Units (Fully diluted 3.3%) (8)		20	2,474

NGPL PipeCo, LLC (11)	Natural Gas Pipelines and Storage Facilities
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - September 15, 2017) (9)	8,679	8,548	8,901

North American Breweries Holdings, LLC (11)	Operator of Specialty Breweries
		LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity - December 11, 2018) (9)	4,000	3,921	4,020

Northland Cable Television, Inc. (11)	Television Broadcasting
		LIBOR Plus 6.00%, Current Coupon 7.75%, Secured Debt (Maturity - December 30, 2016) (9)	4,812	4,710	4,692

Oberthur Technologies SA (11) (13)	Smart Card, Printing, Identity, and Cash Protection Security
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - November 30, 2018) (9)	6,965	6,648	6,913

Oneida Ltd. (11)	Household Products Manufacturer
		LIBOR Plus 7.75%, Current Coupon 9.25%, Secured Debt (Maturity - September 25, 2017) (9)	1,933	1,899	1,904

Panolam Industries International, Inc. (11)	Decorative Laminate Manufacturer
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - August 23, 2017) (9)	4,048	4,010	4,038

Peppermill Casinos, Inc. (11)	Operator of Casinos and Gaming Operations
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - November 2, 2018) (9)	2,295	2,204	2,246

Phillips Plastic Corporation (11)	Custom Molder of Plastics and Metals
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - February 12, 2017) (9)	1,728	1,714	1,723

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Physician Oncology Services, L.P. (11)	Provider of Radiation Therapy and Oncology Services
		LIBOR Plus 6.25%, Current Coupon 7.75%, Secured Debt (Maturity - January 31, 2017) (9)	942	935	904

PL Propylene LLC (11) (13)	Propylene Producer
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - March 27, 2017) (9)	3,970	3,901	4,035

Preferred Proppants, LLC (11)	Producer of Sand Based Proppants
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - December 15, 2016) (9)	5,942	5,823	5,526

ProQuest LLC (11)	Academic Research Portal
		LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity - April 13, 2018) (9)	4,963	4,918	4,997

PRV Aerospace, LLC (11)	Aircraft Equipment Manufacturer
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - May 9, 2018) (9)	5,972	5,917	5,987

Radio One, Inc. (11)	Radio Broadcasting
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - March 31, 2016) (9)	2,932	2,891	2,983

Relativity Media, LLC (10)	Full-scale Film and Television Production and Distribution
		10.00% Secured Debt (Maturity - May 24, 2015)	4,904	4,825	5,087
		15.00% PIK Secured Debt (Maturity - May 24, 2015)	5,477	5,214	5,294
		Class A Units (Fully diluted 0.2%)		292	292
				10,331	10,673

Sabre Industries, Inc. (11)	Manufacturer of Telecom Structures and Equipment
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - August 24, 2018) (9)	6,500	6,407	6,565

Shale-Inland Holdings, LLC (11)	Distributor of Pipe, Valves, and Fittings
		8.75% Bond (Maturity - November 15, 2019)	3,000	3,000	3,143

Sonneborn, LLC (11)	Specialty Chemicals Manufacturer
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - March 30, 2018) (9)	2,978	2,924	3,030

Sourcehov LLC (11)	Business Process Services
		LIBOR Plus 5.38%, Current Coupon 6.63%, Secured Debt (Maturity - April 28, 2017) (9)	2,955	2,874	2,921
		LIBOR Plus 9.25%, Current Coupon 10.50%, Secured Debt (Maturity - April 30, 2018) (9)	5,000	4,537	4,581
				7,411	7,502

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Surgery Center Holdings, Inc. (11)	Ambulatory Surgical Centers
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - February 6, 2017) (9)	4,881	4,863	4,857

The Tennis Channel, Inc. (10)	Television-Based Sports Broadcasting
		LIBOR Plus 6% / 4% PIK, Current Coupon with PIK 14%, Secured Debt (Maturity - June 30, 2013) (9)	11,050	12,776	12,776
		Warrants (Fully diluted 0.1%)		235	235
				13,011	13,011

Totes Isotoner Corporation (11)	Weather Accessory Retail
		LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity - July 7, 2017) (9)	4,717	4,642	4,729

TriNet HR Corporation (11) (13)	Outsourced Human Resources Solutions
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - October 24, 2018) (9)	3,000	3,000	3,011

UniTek Global Services, Inc. (11)	Provider of Outsourced Infrastructure Services
		LIBOR Plus 7.50%, Current Coupon 9.00%, Secured Debt (Maturity - April 15, 2018) (9)	4,379	4,268	4,308

Universal Fiber Systems, LLC (10)	Manufacturer of Synthetic Fibers
		LIBOR Plus 5.75%, Current Coupon 7.50%, Secured Debt (Maturity - June 26, 2015) (9)	5,274	5,182	5,195

US Xpress Enterprises, Inc. (11)	Truckload Carrier
		LIBOR Plus 7.50%, Current Coupon 9.00%, Secured Debt (Maturity - November 13, 2016) (9)	6,500	6,374	6,484

Vantage Specialties, Inc. (11)	Manufacturer of Specialty Chemicals
		LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity - February 10, 2018) (9)	3,970	3,900	4,000

VFH Parent LLC (11)	Electronic Trading and Market Making
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - July 8, 2016) (9)	3,394	3,344	3,404

Visant Corporation (11)	School Affinity Stores
		LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity - December 22, 2016) (9)	3,923	3,923	3,575

Vision Solutions, Inc. (11)	Provider of Information Availability Software
		LIBOR Plus 4.50%, Current Coupon 6.00%, Secured Debt (Maturity - July 23, 2016) (9)	2,506	2,325	2,340
		LIBOR Plus 8.00%, Current Coupon 9.50%, Secured Debt (Maturity - July 23, 2017) (9)	5,000	4,962	4,875
				7,287	7,215

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Walter Investment Management Corp. (11) (13)	Real Estate Services
		LIBOR Plus 4.50%, Current Coupon 5.75%, Secured Debt (Maturity - November 28, 2017) (9)	2,469	2,444	2,484

Western Dental Services, Inc. (11)	Dental Care Services
		LIBOR Plus 7.00%, Current Coupon 8.25%, Secured Debt (Maturity - November 1, 2018) (9)	5,000	4,853	4,894

Wilton Brands LLC (11)	Specialty Housewares Retailer
		LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity - August 30, 2018) (9)	1,975	1,937	2,000

Wireco Worldgroup Inc. (11)	Manufacturer of Synthetic Lifting Products
		LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity - February 15, 2017) (9)	2,494	2,471	2,550

WP CPP Holdings, LLC (11)	Manufacturer of Aerospace and Defense Components
		LIBOR Plus 4.50%, Current Coupon 5.75%, Secured Debt (Maturity - December 28, 2019) (9)	4,000	3,960	4,020

Zilliant Incorporated	Price Optimization and Margin Management Solutions
		12% Secured Debt (Maturity - June 15, 2017)	8,000	6,866	6,866
		Warrants (Fully diluted 3.0%)		1,071	1,071
				7,937	7,937

Subtotal Non-Control/Non-Affiliate Investments (49.1% of total investments at fair value)				456,975	467,543

Main Street Capital Partners, LLC (Investment Manager)	Asset Management
		100% of Membership Interests		2,668	—

Total Portfolio Investments, December 31, 2012				819,733	924,431

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

(6)	Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as Control investments.
(7)	Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments.
(8)	Income producing through dividends or distributions.
(9)	Index based floating interest rate is subject to contractual minimum interest rate.
(10)	Private Loan portfolio investment. See Note B for summary of Private Loan.
(11)	Middle Market portfolio investment. See Note B for summary of Middle Market.
(12)	Other Portfolio investment. See Note B for summary of Other Portfolio.
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

Unless otherwise noted or the context otherwise indicates, the terms “we,” “us,” “our” and “Main Street” refer to MSCC and its consolidated subsidiaries, which include the Funds, the Taxable Subsidiaries and, beginning April 1, 2013, the Investment Manager (see Note A.2. for further discussion).

2.                                      Basis of Presentation

Main Street’s financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). For the three months ended March 31, 2013 and the three and nine months ended September 30, 2012, Main Street’s consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries, which include the Funds and the Taxable Subsidiaries. Beginning April 1, 2013, and for all periods thereafter, Main Street’s consolidated financial statements also include the balance sheet and income statement accounts and other information of the Investment Manager reflected as a consolidated subsidiary (see further discussion below).  The Investment Portfolio, as used herein, refers to all of Main Street’s LMM portfolio investments, Middle Market portfolio investments, Private Loan portfolio investments, Other Portfolio investments and, for all periods up to and including March 31, 2013, the investment in the Investment Manager, but excludes all “Marketable securities and idle funds investments”, and for all periods after March 31, 2013, the Investment Portfolio also excludes the Investment Manager (see Note C — Fair Value Hierarchy for Investments and Debentures - Portfolio Investment Composition for additional discussion of Main

Street’s Investment Portfolio composition and definitions for the terms LMM, Middle Market, Private Loan and Other Portfolio).  For all periods up to and including the period ending March 31, 2013, the Investment Manager was accounted for as a portfolio investment (see Note D) and was not consolidated with MSCC and its consolidated subsidiaries. For all periods after March 31, 2013, the Investment Manager is consolidated with MSCC and its other consolidated subsidiaries. “Marketable securities and idle funds investments” are classified as financial instruments and are reported separately on Main Street’s Consolidated Balance Sheets and Consolidated Schedule of Investments due to the nature of such investments (see Note B.11.).  Main Street’s results of operations for the three and nine months ended September 30, 2013 and 2012, cash flows for the nine months ended September 30, 2013 and 2012, and financial position as of September 30, 2013 and December 31, 2012, are presented on a consolidated basis.  The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current presentation, including certain investments previously included as part of the LMM portfolio or Middle Market portfolio that are now classified as part of the Private Loan portfolio and the reclassification of Investment Portfolio and Marketable securities and idle funds investment related activity from cash flows from investing activities to cash flows from operating activities.

The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2013 and 2012 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2012. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

For LMM portfolio investments, Main Street generally reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process.  For Middle Market portfolio investments, Main Street primarily uses observable inputs such as quoted prices in the valuation process.  For Middle Market portfolio investments for which sufficient observable inputs are not available to determine fair value, Main Street generally uses a combination of observable inputs through obtaining third party quotes or other independent pricing and an approach similar to the income approach using a yield-to-maturity model used to value its LMM portfolio debt investments.

For valuation purposes, “control” LMM portfolio investments are composed of debt and equity securities in companies for which Main Street has a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors. Market quotations are generally not readily available for Main Street’s control LMM portfolio investments. As a result, for control LMM portfolio investments, Main Street generally determines the fair value using a combination of market and income approaches. Under the market approach, Main Street will typically use the enterprise value methodology to determine the fair value of these investments. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”), cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, Main Street analyzes various factors including the portfolio company’s historical and projected financial results. Main Street allocates the enterprise value to investments in order of the legal priority of the various components of the portfolio company’s capital structure. Main Street will also use the income approach to determine the fair value of these securities, based on projections of the discounted future free cash flows that the portfolio company or the debt security will likely generate and which includes using a yield-to-maturity approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. The valuation approaches for Main Street’s control LMM portfolio investments estimate the value of the investment if Main Street were to sell, or exit, the investment. In addition, these valuation approaches consider the value associated with Main Street’s ability to control the capital structure of the portfolio company, as well as the timing of a potential exit.

For valuation purposes, “non-control” LMM portfolio investments are generally composed of debt and equity securities in companies for which Main Street does not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors. Market quotations are generally not readily available for non-control LMM portfolio investments. For non-control LMM portfolio investments, Main Street typically uses a combination of the market and income approaches to value its equity investments and the income approach to value its debt investments similar to the approaches used for our control LMM portfolio investments and which includes using a yield-to-maturity approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Main Street’s estimate of the expected repayment date of a LMM debt security is generally the legal maturity date of the instrument, as Main Street generally intends to hold its LMM loans and debt securities to maturity. The yield-to-maturity analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. Main Street will use the value determined by the yield-to-maturity analysis as the fair value for that security; however, because of Main Street’s general intent to hold its loans to maturity, the fair value will not exceed the face amount of the LMM debt security. A change in the assumptions that Main Street uses to estimate the fair value of its LMM debt securities using the yield-to-maturity analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or if a LMM debt security is in workout status, Main Street may consider other factors in determining the fair value of the LMM debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis.

Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on its investments in each LMM portfolio company once a quarter. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent advisor. The nationally recognized independent advisor is generally consulted relative to Main Street’s investments in each LMM portfolio company at least once in every calendar year, and for Main Street’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent advisor on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with its independent advisor in arriving at Main Street’s determination of fair value on its investments in a total of 44 portfolio companies for the nine months ended September 30, 2013, representing approximately 66% of the total LMM portfolio at fair value as of September 30, 2013 and on a total of 36 portfolio companies for the nine months ended September 30, 2012, representing approximately 63% of the total LMM portfolio and investment in the affiliated Investment Manager at fair value as of September 30, 2012.

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

For valuation purposes, all of Main Street’s Other Portfolio investments are non-control investments for which Main Street generally does not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors.  Main Street’s Other Portfolio investments comprised 3.3% and 2.6%, respectively, of Main Street’s Investment Portfolio at fair value as of September 30, 2013 and December 31, 2012.  Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street determines the fair value based on the fair value of the portfolio company as determined by independent third parties and based on Main Street’s proportional ownership in the portfolio company, as well as the financial position and assessed risk of each of these portfolio investments. For Other Portfolio debt investments with observable inputs, Main Street determines the fair value of these investments through obtaining third party quotes or other independent pricing, to the extent sufficient observable inputs are available to determine fair value. To the extent such observable inputs are not available, Main Street values these Other Portfolio debt investments through an approach similar to the income approach using a yield-to-maturity model used to value its LMM portfolio debt investments.

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

The Board of Directors of Main Street has the final responsibility for reviewing and approving, in good faith, Main Street’s determination of the fair value for its Investment Portfolio consistent with the 1940 Act requirements.  Main Street believes its Investment Portfolio as of September 30, 2013 and December 31, 2012 approximates fair value as of those dates based on the markets in which Main Street operates and other conditions in existence on those reporting dates.

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

At September 30, 2013, cash balances totaling $15.4 million exceeded FDIC insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

Main Street holds debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind (“PIK”) interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed. To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash.  For the three months ended September 30, 2013 and 2012, (i) approximately 3.9% and 4.5%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.8% and 0.4%, respectively, of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash.  For the nine months ended September 30, 2013 and 2012, (i) approximately 4.2% and 3.9%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.2% and 0.3%, respectively, of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash.

As of September 30, 2013, Main Street had one investment with positive fair value on non-accrual status, which comprised approximately 0.1% of the total Investment Portfolio at fair value and, together with another fully impaired investment, comprised approximately 0.4% of the total Investment Portfolio at cost.  As of December 31, 2012, Main Street had no investments with positive fair value on non-accrual status and one fully impaired investment which comprised approximately 0.2% of the total Investment Portfolio at cost, excluding the investment in the affiliated Investment Manager.

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

A presentation of the investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)		(dollars in thousands)
Interest, fee and dividend income:
Interest income	$24,736	$18,982	$69,081	$52,648
Fee income	1,198	1,438	4,002	4,195
Dividend income	3,333	2,424	8,948	5,913
Total interest, fee and dividend income	$29,267	$22,844	$82,031	$62,756

6.                                      Deferred Financing Costs

Deferred financing costs include SBIC debenture commitment fees and SBIC debenture leverage fees on the SBIC debentures which are not accounted for under the fair value option under ASC 825 (as discussed further in Note B.11.). These fees are approximately 3.4%  of the total commitment and draw amounts, as applicable. These deferred financing costs have been capitalized and are being amortized into interest expense over the term of the debenture agreement (ten years).

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

To maintain RIC tax treatment (as discussed below in Note B.9.), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the three months ended September 30, 2013 and 2012, approximately 3.7% and 4.0%, respectively, of Main Street’s total investment income was attributable to interest income from the accretion of discounts, net of any premium reduction, associated with debt investments.  For the nine months ended September 30, 2013 and 2012, approximately 3.3% and 3.8%, respectively, of Main Street’s total investment income was attributable to interest income for the accretion of discounts, net of any premium reduction, associated with debt investments.

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

The Taxable Subsidiaries hold certain portfolio investments of Main Street. The Taxable Subsidiaries are consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by them are included in the consolidated financial statements. The Taxable Subsidiaries permit Main Street to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with Main Street for income tax purposes and may generate income tax expense, or benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. This income tax expense, or benefit, if any, and the related tax assets and liabilities are reflected in Main Street’s consolidated financial statements.

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

10.                               Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period net of recoveries and realized gains or losses from in-kind redemptions. Net change in unrealized appreciation or depreciation reflects the net change in the fair value of the Investment Portfolio and financial instruments and the reclassification of any prior period unrealized appreciation or depreciation on exited investments and financial instruments to realized gains or losses.

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

13.                               Recently Issued Accounting Standards

In January 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”).  ASU 2013-01 limits the scope of the new balance sheet offsetting disclosure requirements to derivatives (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements, and certain securities borrowing and lending arrangements. Public companies are required to apply ASU 2013-01 prospectively for interim and annual reporting periods beginning after January 1, 2013.

In June 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-08, Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”).  ASU 2013-08 amends the criteria that define an investment company, clarifies the measurement guidance and requires certain additional disclosures. Public companies are required to apply ASU 2013-08 prospectively for interim and annual reporting periods beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”).  ASU 2013-04 provides additional guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. Public companies are required to apply ASU 2013-04 prospectively for interim and annual reporting periods beginning after December 15, 2013.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by Main Street as of the specified effective date. Main Street believes that the impact of recently issued standards that have been issued and any that are not yet effective will not have a material impact on its financial statements upon adoption.

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

As of September 30, 2013, all except for one of Main Street’s LMM portfolio investments consisted of illiquid securities issued by private companies. The remaining investment was a publicly traded equity security.  As a result, the fair value determination for the LMM portfolio investments primarily consisted of unobservable inputs. The fair value determination for the publicly traded equity security consisted of observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value. As a result, all of Main Street’s LMM portfolio investments were categorized as Level 3 as of September 30, 2013, except for the one publicly traded equity security which was categorized as Level 2.  As of December 31, 2012, all of Main Street’s LMM portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s LMM portfolio investments were categorized as Level 3 as of December 31, 2012.

As of September 30, 2013 and December 31, 2012, Main Street’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value of these investments, observable inputs in the non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, a portion of Main Street’s Middle Market portfolio investments were categorized as Level 2 as of September 30, 2013 and December 31, 2012. For those Middle Market portfolio investments for which sufficient observable inputs were not available to determine fair value of the investments, Main Street categorized such investments as Level 3 as of September 30, 2013 and December 31, 2012.

As of September 30, 2013 and December 31, 2012, Main Street’s Private Loan portfolio investments primarily consisted of investments in interest-bearing debt securities in companies that are consistent with the size of companies in our LMM portfolio or our Middle Market portfolio, but are investments which have been originated through strategic relationships with other investment funds on a collaborative basis. Our Private Loan portfolio debt investments are generally secured by either a first or second priority lien. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Private Loan portfolio investments were categorized as Level 3 as of September 30, 2013 and December 31, 2012.

As of September 30, 2013 and December 31, 2012, Main Street’s Other Portfolio debt investments consisted of investments in secured debt investments. The fair value determination for Other Portfolio debt investments consisted of observable inputs in non-active markets and, as such, were categorized as Level 2 as of September 30, 2013 and December 31, 2012.

As of September 30, 2013 and December 31, 2012, Main Street’s Other Portfolio equity investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s Other Portfolio equity investments were categorized as Level 3 as of September 30, 2013 and December 31, 2012.

As of September 30, 2013, Main Street’s Marketable securities and idle funds investments consisted primarily of investments in publicly traded debt and equity investments. The fair value determination for these investments consisted of a combination of observable inputs in active markets for which sufficient observable inputs were available to determine the fair value of these investments. As a result, all of Main Street’s Marketable securities and idle funds investments were categorized as Level 1 as of September 30, 2013. As of December 31, 2012, Main Street’s Marketable securities and idle funds investments consisted primarily of investments in secured and unsecured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value of these investments. As a result, all of Main Street’s Marketable securities and idle funds investments were categorized as Level 2 as of December 31, 2012.

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

The following table provides a summary of the significant unobservable inputs used to fair value Main Street’s Level 3 portfolio investments as of September 30, 2013:

Type of Investment	Fair Value as of September 30, 2013 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range (3)		Weighted Average (3)

Equity investments	$290,938	Discounted cash flow	Weighted average cost of capital	11.0% - 18.3%		14.6%
		Market comparable / Enterprise Value	EBITDA multiple (1)	4.1x - 6.9x	(2)	5.6x

Debt investments	$736,069	Discounted cash flow	Risk adjusted discount factor	4.3% - 24.1%	(2)	14.4%
			Adjustment factors	0.0% - 100.0%		99.2%
Total Level 3 investments	$1,027,007

(1) EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

(2) Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 4.0x - 9.0x and the range for risk adjusted discount factor is 4.3% - 90.3%.

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

(2) Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 4.0x - 14.0x and the range for risk adjusted discount factor is 4.3% - 20.5%.

(3) Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

The following table provides a summary of changes in fair value of Main Street’s Level 3 portfolio investments for the nine months ended September 30, 2013 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2012	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other	Fair Value as of September 30, 2013
Debt	$477,272	$4,992	$(162,560)	$415,068	$841	$(2,007)	$2,463	$736,069
Equity	191,764	—	16	33,713	4	24,521	1,839	251,857
Equity Warrant	28,595	—	(1,051)	8,946	(470)	4,694	(1,633)	39,081
	$697,631	$4,992	$(163,595)	$457,727	$375	$27,208	$2,669	$1,027,007

As of September 30, 2013 and December 31, 2012, the fair value determination for the SBIC debentures recorded at fair value primarily consisted of unobservable inputs.  As a result, the SBIC debentures which are recorded at fair value were categorized as Level 3.  Main Street determines the fair value of these instruments primarily using a yield-to-maturity approach that analyzes the discounted cash flows of interest and principal for each SBIC debenture recorded at fair value based on estimated market interest rates for debt instruments of similar structure, terms, and maturity.  Main Street’s estimate of the expected repayment date of principal for each SBIC debenture recorded at fair value is the legal maturity date of the instrument.

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

The following table provides a summary of the significant unobservable inputs used to fair value Main Street’s Level 3 SBIC debentures as of September 30, 2013 (amounts in thousands):

Type of Instrument	Fair Value as of September 30, 2013 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average

SBIC Debentures	$62,259	Discounted cash flow	Estimated market interest rates	7.9% - 9.8%	8.6%

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

The following table provides a summary of changes for the Level 3 SBIC debentures recorded at fair value for the nine months ended September 30, 2013 (amounts in thousands):

					Unrealized
Type of	Fair Value as of		Net Realized	New SBIC	(Appreciation)	Fair Value as of
Instrument	December 31, 2012	Repayments	Loss	Debentures	Depreciation	September 30, 2013
SBIC Debentures at fair value	$86,467	$(24,800)	$4,775	$—	$(4,183)	$62,259

At September 30, 2013 and December 31, 2012, Main Street’s investments and SBIC debentures at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At September 30, 2013	Fair Value	(Level 1)	(Level 2)	(Level 3)

LMM portfolio investments	$635,821	$—	$10,235	$625,586
Middle Market portfolio investments	391,097	—	113,165	277,932
Private Loan portfolio investments	87,274	—	—	87,274
Other Portfolio investments	38,215	—	2,000	36,215
Investment in affiliated Investment Manager	—	—	—	—

Total portfolio investments	1,152,407	—	125,400	1,027,007

Marketable securities and idle funds investments	19,963	19,963	—	—

Total investments	$1,172,370	$19,963	$125,400	$1,027,007

SBIC Debentures at fair value	$62,259	$—	$—	$62,259

		Fair Value Measurements
		(in thousands)
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At December 31, 2012	Fair Value	(Level 1)	(Level 2)	(Level 3)

LMM portfolio investments	$482,864	$—	$—	$482,864
Middle Market portfolio investments	351,972	—	219,838	132,134
Private Loan portfolio investments	65,493		4,992	60,501
Other Portfolio investments	24,102		1,970	22,132
Investment in affiliated Investment Manager	—	—	—	—

Total portfolio investments	924,431	—	226,800	697,631

Marketable securities and idle funds investments	28,535	—	28,535	—

Total investments	$952,966	$—	$255,335	$697,631

SBIC Debentures at fair value	$86,467	$—	$—	$86,467

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

Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three and nine month periods ended September 30, 2013 and 2012, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

As of September 30, 2013, Main Street had debt and equity investments in 62 LMM portfolio companies with an aggregate fair value of approximately $635.8 million, with a total cost basis of approximately $504.3 million, and a weighted average annual effective yield on its LMM debt investments of approximately 14.9%. As of September 30, 2013, approximately 74% of Main Street’s total LMM portfolio investments at cost were in the form of debt investments and approximately 89% of such debt investments at cost were secured by first priority liens on the assets of Main Street’s LMM portfolio companies. At September 30, 2013, Main Street had equity ownership in approximately 94% of its LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 33%. As of December 31, 2012, Main Street had debt and equity investments in 56 LMM portfolio companies with an aggregate fair value of approximately $482.9 million, with a total cost basis of approximately $380.5 million, and a weighted average annual effective yield on its LMM debt investments of approximately 14.3%. As of December 31, 2012, approximately 75% of Main Street’s total LMM portfolio investments at cost were in the form of debt investments and approximately 93% of such debt investments at cost were secured by first priority liens on the assets of Main Street’s LMM portfolio companies. At December 31, 2012, Main Street had equity ownership in approximately 93% of its LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 33%. The weighted average annual yields were computed using the effective interest rates for all debt investments at September 30, 2013 and December 31, 2012, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status.

As of September 30, 2013, Main Street had Middle Market portfolio investments in 83 companies, collectively totaling approximately $391.1 million in fair value with a total cost basis of approximately $388.0 million. The weighted average EBITDA for the 83 Middle Market portfolio company investments was approximately $85.6 million as of September 30, 2013. As of September 30, 2013, substantially all of Main Street’s Middle Market portfolio investments were in the form of debt investments and approximately 92% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on Main Street’s Middle Market portfolio debt investments was approximately 7.9% as of September 30, 2013. As of December 31, 2012, Main Street had Middle Market portfolio investments in 79 companies, collectively totaling approximately $352.0 million in fair value with a total cost basis of approximately $348.1 million. The weighted average EBITDA for the 79 Middle Market portfolio company investments was approximately $93.5 million as of December 31, 2012. As of December 31, 2012, substantially all of its Middle Market portfolio investments were in the form of debt investments and approximately 91% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on Main Street’s Middle Market portfolio debt investments was approximately 8.0% as of December 31, 2012. The weighted average annual yields were computed using the effective interest rates for all debt investments at September 30, 2013 and December 31, 2012, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments.

As of September 30, 2013, Main Street had Private Loan portfolio investments in 13 companies, collectively totaling approximately $87.3 million in fair value with a total cost basis of approximately $86.6 million. The weighted average EBITDA for the 13 Private Loan portfolio company investments was approximately $51.9 million as of September 30, 2013. As of September 30, 2013, 99% of Main Street’s Private Loan portfolio investments were in the form of debt investments and all such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on Main Street’s Private Loan portfolio debt investments was approximately 12.0% as of September 30, 2013. As of December 31, 2012, Main Street had Private Loan portfolio investments in 9 companies, collectively totaling approximately $65.5 million in fair value with a total cost basis of approximately $64.9 million.  The weighted average EBITDA for the 9 Private Loan portfolio company investments was approximately $45.6 million as of December 31, 2012. As of December 31, 2012, 99% of its Private Loan portfolio investments were in the form of debt investments and all such debt investments at cost were secured by first priority liens on portfolio company assets.  The weighted average annual effective yield on Main Street’s Private Loan portfolio debt investments was approximately 14.8% as of December 31, 2012. The weighted average annual yields were computed using the effective interest rates for all debt investments at September 30, 2013 and December 31, 2012, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments.

As of September 30, 2013, Main Street had Other Portfolio investments in 6 companies, collectively totaling approximately $38.2 million in fair value and approximately $35.6 million in cost basis and which comprised 3.3% of Main Street’s Investment Portfolio at fair value as of September 30, 2013. As of December 31, 2012, Main Street had Other Portfolio investments in 3 companies, collectively totaling approximately $24.1 million in fair value and approximately $23.6 million in cost basis and which comprised 2.6% of Main Street’s Investment Portfolio at fair value as of December 31, 2012.

During the nine months ended September 30, 2013, there were ten portfolio company investment transfers from the LMM and Middle Market portfolio investment categories to the Private Loan portfolio investment category totaling $69.6 million in fair value and $69.0 million in cost as of the date of transfer.

The following tables summarize the composition of Main Street’s total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of September 30, 2013 and December 31, 2012 (this information excludes the Other Portfolio investments and the Investment Manager).

Cost:	September 30, 2013	December 31, 2012
First lien debt	79.1%	81.1%
Equity	11.1%	10.4%
Second lien debt	7.1%	6.0%
Equity warrants	2.3%	1.9%
Other	0.4%	0.6%
	100.0%	100.0%

Fair Value:	September 30, 2013	December 31, 2012
First lien debt	69.6%	72.1%
Equity	20.3%	18.7%
Second lien debt	6.3%	5.4%
Equity warrants	3.5%	3.3%
Other	0.3%	0.5%
	100.0%	100.0%

The following tables summarize the composition of Main Street’s total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of September 30, 2013 and December 31, 2012 (this information excludes the Other Portfolio investments and the Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	September 30, 2013	December 31, 2012
Southwest	28.0%	27.7%
West	22.6%	25.7%
Northeast	15.9%	17.2%
Southeast	14.9%	10.1%
Midwest	13.5%	17.6%
Canada	1.2%	0.0%
Other Non-United States	3.9%	1.7%
	100.0%	100.0%

Fair Value:	September 30, 2013	December 31, 2012
Southwest	31.2%	31.3%
West	22.6%	25.3%
Northeast	15.6%	15.8%
Southeast	12.9%	9.1%
Midwest	13.2%	17.0%
Canada	1.0%	0.0%
Other Non-United States	3.5%	1.5%
	100.0%	100.0%

Main Street’s LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of Main Street’s total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by industry at cost and fair value as of September 30, 2013 and December 31, 2012 (this information excludes the Other Portfolio investments and the Investment Manager).

Cost:	September 30, 2013	December 31, 2012
Energy Equipment & Services	11.8%	8.4%
Specialty Retail	7.4%	6.1%
Media	6.6%	7.2%
Commercial Services & Supplies	5.8%	6.4%
Health Care Providers & Services	5.8%	5.3%
Hotels, Restaurants & Leisure	5.0%	3.5%
Construction & Engineering	4.7%	4.7%
Software	4.6%	8.3%
Machinery	4.3%	6.7%
Road & Rail	3.0%	1.0%
Diversified Telecommunication Services	2.9%	0.0%
Diversified Consumer Services	2.8%	3.2%
IT Services	2.8%	2.8%
Oil, Gas & Consumable Fuels	2.8%	1.6%
Electronic Equipment, Instruments & Components	2.2%	2.6%
Insurance	2.0%	2.0%
Textiles, Apparel & Luxury Goods	1.9%	0.7%
Auto Components	1.8%	0.5%
Metals & Mining	1.6%	2.2%
Building Products	1.5%	2.0%
Professional Services	1.4%	2.2%
Health Care Equipment & Supplies	1.3%	1.5%
Leisure Equipment & Products	1.3%	0.0%
Containers & Packaging	1.2%	1.5%
Consumer Finance	1.2%	1.2%
Paper & Forest Products	1.1%	1.0%
Electrical Equipment	1.1%	0.8%
Food Products	1.0%	2.0%
Chemicals	0.9%	2.0%
Aerospace & Defense	0.8%	1.9%
Trading Companies & Distributors	0.5%	1.0%
Construction Materials	0.2%	1.7%
Communications Equipment	0.0%	1.2%
Other (1)	6.7%	6.8%
	100.0%	100.0%

(1)         Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

Fair Value:	September 30, 2013	December 31, 2012
Energy Equipment & Services	12.7%	10.2%
Specialty Retail	6.4%	4.9%
Media	6.3%	6.7%
Machinery	6.1%	8.3%
Health Care Providers & Services	5.6%	5.3%
Commercial Services & Supplies	5.5%	6.1%
Construction & Engineering	4.9%	5.1%
Hotels, Restaurants & Leisure	4.8%	3.5%
Software	4.5%	7.9%
Diversified Consumer Services	3.8%	4.0%
Road & Rail	3.2%	1.5%
Diversified Telecommunication Services	3.2%	0.0%
IT Services	2.5%	2.5%
Oil, Gas & Consumable Fuels	2.4%	1.4%
Electronic Equipment, Instruments & Components	2.3%	2.4%
Insurance	1.8%	1.8%
Textiles, Apparel & Luxury Goods	1.6%	0.6%
Auto Components	1.6%	0.4%
Metals & Mining	1.4%	1.9%
Paper & Forest Products	1.3%	1.2%
Professional Services	1.2%	2.0%
Trading Companies & Distributors	1.2%	1.7%
Health Care Equipment & Supplies	1.1%	1.3%
Containers & Packaging	1.1%	1.3%
Leisure Equipment & Products	1.1%	0.0%
Consumer Finance	1.0%	1.1%
Electrical Equipment	1.0%	0.7%
Food Products	0.9%	1.8%
Building Products	0.9%	1.5%
Chemicals	0.8%	1.8%
Aerospace & Defense	0.7%	1.7%
Transportation Infrastructure	0.7%	1.0%
Construction Materials	0.1%	1.4%
Communications Equipment	0.0%	1.1%
Other (1)	6.3%	5.9%
	100.0%	100.0%

(1) Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

At September 30, 2013 and December 31, 2012, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

NOTE D — WHOLLY OWNED INVESTMENT MANAGER

As part of the Formation Transactions, the Investment Manager became a wholly owned subsidiary of MSCC. However, through March 31, 2013, the Investment Manager was accounted for as a portfolio investment since the Investment Manager is not an investment company and since it had historically conducted a significant portion of its investment management activities for parties outside of MSCC and its consolidated subsidiaries. Effective April 1, 2013, the Investment Manager was consolidated prospectively as the controlled operating subsidiary was considered to be providing substantially all of its services directly or indirectly to Main Street or portfolio companies.

The Investment Manager receives recurring investment management fees from certain direct and indirect wholly owned subsidiaries of MSCC. The Investment Manager may also receive certain management, consulting and advisory fees for providing these services to third parties (the “External Services”).

During May 2012, MSCC and the Investment Manager executed an investment sub-advisory agreement with HMS Adviser, LP (“HMS Adviser”), which is the investment advisor to HMS Income Fund, Inc. (“HMS Income”), a non publicly-traded BDC whose registration statement on Form N-2 was declared effective by the SEC in June 2012, to provide certain investment advisory services to HMS Adviser. MSCC is initially providing such investment advisory services to HMS Adviser, but it is ultimately intended that the Investment Manager provide such services because the fees MSCC receives from such arrangement could otherwise have negative consequences on its ability to meet the source-of-income requirement necessary for it to maintain its RIC tax treatment (MSCC or the Investment Adviser, whichever is providing such investment advisory services, the “Sub-Adviser”). Certain relief must be obtained from the SEC before the Investment Manager is permitted to provide these services to HMS Adviser, which relief is being sought, but there can be no assurance that it will be obtained. Under the investment sub-advisory agreement, the Sub-Adviser is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. However, the Sub-Adviser has agreed to waive all such fees from the effective date of HMS Adviser’s registration statement on Form N-2 through December 31, 2013. As a result, as of September 30, 2013, the Sub-Adviser has not received any base management fee or incentive fees under the investment sub-advisory agreement, and the Sub-Adviser is not due any unpaid compensation for any base management fee or incentive fees under the investment sub-advisory agreement.

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

Pursuant to a historical support services agreement with MSCC, the Investment Manager was reimbursed each quarter by MSCC for its cash operating expenses, less fees that the Investment Manager received from MSC II and third parties, associated with providing investment management and other services to MSCC, its subsidiaries and third parties. Through March 31, 2013, these fees paid by MSC II to the Investment Manager were reflected as “Expenses reimbursed to affiliated Investment Manager” on the statements of operations along with any additional net costs reimbursed by MSCC to the Investment Manager pursuant to the support services agreement. Beginning April 1, 2013, the expenses of the Investment Manager are included in Main Street’s consolidated financials statements, after elimination of any intercompany activity, in the statement of operations as either compensation expenses or as a part of general and administrative expenses.

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

Summarized financial information from the separate financial statements of the Investment Manager through March 31, 2013 is as follows:

	As of March 31	As of December 31,
	2013	2012
	(in thousands)
	(Unaudited)

Cash	$524	$741
Accounts receivable	79	69
Accounts receivable - MSCC	106	4,066
Intangible asset (net of accumulated amortization of $6,021 and $5,681 as of March 31, 2013 and December 31, 2012, respectively)	11,979	12,319
Deposits and other	556	462
Total assets	$13,244	$17,657

Accounts payable and accrued liabilities	$1,410	$5,483
Equity	11,834	12,174
Total liabilities and equity	$13,244	$17,657

	Three Months Ended September 30,	Three Months Ended March 31,	Nine Months Ended September 30,
	2012	2013	2012
	(in thousands)	(in thousands)
	(Unaudited)	(Unaudited)

Management fee income from MSC II	$707	$776	$1,867
Other management advisory fees	145	—	247
Total income	852	776	2,114

Salaries, benefits and other personnel costs	(1,917)	(2,731)	(6,564)
Occupancy expense	(89)	(108)	(254)
Professional expenses	(67)	(77)	(99)
Amortization expense - intangible asset	(325)	(340)	(956)
Other expenses	(287)	(273)	(904)
Expense reimbursement from MSCC	1,508	2,413	5,707
Total net expenses	(1,177)	(1,116)	(3,070)
Net Loss	$(325)	$(340)	$(956)

As a result of the consolidation of the Investment Manager beginning in the second quarter of 2013, the balance sheet and income statement accounts of the Investment Manager are included in Main Street’s consolidated financial statements and the “Investment in affiliated Investment Manager” and “Expenses reimbursed to affiliated Investment Manager” accounts included in Main Street’s historical consolidated financial statements have zero balances.  In addition, as a result of the consolidation of the accounts of the Investment Manager beginning with the second quarter of 2013, the expenses on Main Street’s income statement that were included in “Expenses reimbursed to affiliated Investment Manager” in prior periods are now included in “Compensation” or “General and administrative” expenses. The consolidation of the Investment Manager has no net effect on net investment income or total expenses reported in any of the comparable periods presented.

The following unaudited supplemental pro forma information has been provided for illustrative purposes only to show the effects on the individual line items in Main Street’s consolidated statements of operations affected for these periods prior to consolidation of the Investment Manager. Future results may vary significantly from the results reflected in the following pro forma financial information because of future events and transactions, as well as other factors. No per share amounts are shown as the consolidation of the Investment Manager would not have changed any per share results. The following pro forma information has been provided for the three and nine months ended September 2013 and 2012 as though the Investment Manager had been consolidated as of the beginning of each period presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Actual)	(Pro-forma)	(Pro-forma (1))	(Pro-forma)
	(in thousands)
	(Unaudited)

Compensation	$(2,575)	$(1,917)	$(7,879)	$(6,564)
General and administrative	(1,533)	(893)	(3,929)	(2,767)
Expenses reimbursed to affiliated Investment Manager	—	—	—	—

NET CHANGE IN UNREALIZED
APPRECIATION (DEPRECIATION):
Investment in affiliated Investment Manager	—	—	—	—

NET INCREASE IN NET ASSETS RESULTING FROM
OPERATIONS ATTRIBUTABLE TO COMMON STOCK	$28,054	$31,967	$75,688	$79,955

(1)   Represents pro-forma information for the three months ended March 31, 2013 and actual information for the period from April 1, 2013 through September 30, 2013.

NOTE E — SBIC DEBENTURES

SBIC debentures payable at September 30, 2013 and December 31, 2012 were $161.2 million and $225.0 million, respectively.  SBIC debentures provide for interest to be paid semi-annually, with principal due at the applicable 10-year maturity date of each debenture. The weighted average annual interest rate on the SBIC debentures as of September 30, 2013 and December 31, 2012 was 4.3% and 4.7%, respectively. During the three months ended September 30, 2013, we opportunistically prepaid $63.8 million of our SBIC debentures as part of an effort to manage the maturity dates of our oldest SBIC debentures.  As a result of this prepayment, Main Street recognized a realized loss of $4.8 million, which was primarily a result of reversing previously recognized realized gains recorded on the date of the Exchange Offer and unrealized losses due to fair value adjustments since the date of the Exchange Offer.  Main Street expects to issue new SBIC debentures under the SBIC program in the future in an amount up to the regulatory maximum amount of $225.0 million. The first principal maturity due under the existing SBIC debentures is in 2017, and the remaining weighted average duration as of September 30, 2013 is approximately 6.8 years.  For the three months ended September 30, 2013 and 2012, Main Street recognized interest expense attributable to the SBIC debentures of $2.8 million and $2.9 million, respectively.  For the nine months ended September 30, 2013 and 2012, Main Street recognized interest expense attributable to the SBIC debentures of $8.4 million and $8.7 million, respectively. Main Street has incurred leverage and other miscellaneous fees of approximately 3.4% of the debenture principal amount.  In accordance with SBA regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA. The Funds are subject to annual compliance examinations by the SBA. There have been no historical findings resulting from these examinations.

As of September 30, 2013, the recorded value of the SBIC debentures was $148.3 million which consisted of (i) $62.3 million recorded at fair value, or $12.9 million less than the $75.2 million face value of the SBIC debentures held in MSC II, and (ii) $86.0 million reported at face value and held in MSMF.   As of September 30, 2013, if Main Street had adopted the fair value option under ASC 825 for all of its SBIC debentures, Main Street estimates the fair value of its SBIC debentures would be approximately $138.5 million, or $22.7 million less than the $161.2 million face value of the SBIC debentures.

NOTE F — CREDIT FACILITY

Main Street maintains the Credit Facility to provide additional liquidity in support of future investment and operational activities. The Credit Facility was amended and restated during September 2013 to provide for an increase in total commitments from $382.5 million to $445.0 million and to increase the diversified group of lenders to thirteen lenders.  The Credit Facility contains an accordion feature which allows Main Street to increase the total commitments under the facility up to $500 million from new or existing lenders on the same terms and conditions as the existing commitments.

Subsequent to this amendment and restatement, borrowings under the Credit Facility bear interest, subject to Main Street’s election, on a per annum basis equal to (i) the applicable LIBOR rate (0.18%, as of September 30, 2013) plus 2.25% or (ii) the applicable base rate (Prime Rate, 3.25% as of September 30, 2013) plus 1.25%. Main Street pays unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the assets of the Funds. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio of at least 1.5 to 1.0, and (iv) maintaining a minimum tangible net worth. The Credit Facility is now provided on a revolving basis through its final maturity date in September 2018, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval.

At September 30, 2013, Main Street had $166.0 million in borrowings outstanding under the Credit Facility. Main Street recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs, of $1.6 million and $1.0 million, respectively, for the three months ended September 30, 2013 and 2012 and $4.1 million and $3.3 million, respectively, for the nine months ended September 30, 2013 and 2012. As of September 30, 2013, the interest rate on the Credit Facility was 2.4%, and Main Street was in compliance with all financial covenants of the Credit Facility.

NOTE G — NOTES

On April 2, 2013, Main Street issued $80.0 million in aggregate principal amount of 6.125% Notes due 2023 (the “Notes”). On April 15, 2013, the underwriters fully exercised their option to purchase an additional $12.0 million in aggregate principal amount of Notes to cover over-allotments, bringing the total size of the offering to $92.0 million. The Notes are unsecured obligations and rank pari passu with our current and future senior unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at Main Street’s option on or after April 1, 2018. The Notes bear interest at a rate of 6.125% per year payable quarterly on January 1, April 1, July 1 and October 1 of each year, beginning July 1, 2013.  Main Street recognized interest expense related to the Notes, including amortization of deferred loan costs, of $1.5 million and $2.9 million for the three and nine months ended September 30, 2013.  The total net proceeds to Main Street from the Notes, after underwriting discounts and estimated offering expenses payable by Main Street, were approximately $89.0 million. Main Street has listed the Notes on the New York Stock Exchange under the trading symbol “MSCA”.  Main Street may from time to time repurchase Notes in accordance with the 1940 Act and the rules promulgated thereunder. During the three months ended September 30, 2013, the Company repurchased $1.1 million principal of the Notes in the open market for an aggregate purchase price of $1.1 million and surrendered them to the Trustee for cancellation. As of September 30, 2013, the outstanding balance of the Notes was $90.9 million.

The indenture governing the Notes (“the Notes Indenture”) contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Notes Indenture.

NOTE H — FINANCIAL HIGHLIGHTS

	Nine Months Ended September 30,
	2013	2012
Per Share Data:
Net asset value at the beginning of the period	$18.59	$15.19

Net investment income (1) (3)	1.48	1.44
Net realized gain (loss) (1) (2) (3)	(0.21)	0.19
Net change in unrealized appreciation (1) (2) (3)	0.95	1.41
Income tax provision (1) (2) (3)	(0.09)	(0.25)
Net increase in net assets resulting from operations (1) (3)	2.13	2.79

Dividends paid to stockholders from net investment income	(1.84)	(0.75)
Dividends paid to stockholders from realized gains/losses	(0.09)	(0.51)
Total dividends paid	(1.93)	(1.26)
Impact of the net change in monthly dividends declared prior to the end of the period	(0.01)	—
Accretive effect of public stock offerings (issuing shares above NAV per share)	1.12	0.64
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.08	0.06
Other (4)	0.03	0.07
Net asset value at the end of the period	$20.01	$17.49

Market value at the end of the period	$29.93	$29.51
Shares outstanding at the end of the period	39,698,645	31,619,333

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

	Nine Months Ended September 30,
	2013	2012
	(in thousands, except percentages)

Net asset value at end of period	$794,176	$553,154
Average net asset value	$684,436	$479,451
Average outstanding debt	$433,606	$334,600
Ratio of total expenses, including income tax expense, to average net asset value (1) (2) (3)	4.94%	6.27%
Ratio of operating expenses to average net asset value (1) (3)	4.46%	4.81%
Ratio of operating expenses, excluding interest expense, to average net asset value (1) (3)	2.22%	2.33%
Ratio of net investment income to average net asset value (1) (3)	7.68%	8.58%
Portfolio turnover ratio (3)	25.27%	36.94%
Total investment return (3) (4)	4.40%	46.24%
Total return based on change in net asset value (3) (5)	11.77%	19.70%

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

NOTE I — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

Main Street paid supplemental dividends of $0.35 per share in January 2013 and $0.20 per share in July 2013, regular monthly dividends of $0.15 per share for each month of January through March 2013 and regular monthly dividends of $0.155 per share for each month of April through September 2013, with such dividends totaling $67.8 million, or $1.93 per share. The regular monthly dividends for the three months and nine months ended September 30, 2013 equal a total of approximately $16.9 million, or $0.465 per share, and $48.7 million, or $1.38 per share, respectively, for each period.  The third quarter 2013 regular monthly dividends represent a 7% increase from the monthly dividends paid for the third quarter of 2012.  For the three and nine months ended September 30, 2012, Main Street paid total monthly dividends of approximately $13.1 million, or $0.435 per share, and $35.4 million, or $1.26 per share, respectively, for each period.

MSCC has elected to be treated for federal income tax purposes as a RIC and intends to continue to qualify for such treatment. As a RIC, MSCC generally will not pay corporate-level federal income taxes on any net ordinary income or capital gains that MSCC distributes to its stockholders as dividends. MSCC must generally distribute at least 90% of its investment company taxable income to qualify for pass-through tax treatment and maintain its RIC status. As part of maintaining RIC status, undistributed taxable income (subject to a 4% excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared prior to the filing of the federal income tax return for the prior year.

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

Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013	2012
	(amounts in thousands)
	(estimated)
Net increase in net assets resulting from operations	$75,688	$79,958
Share-based compensation expense	3,357	1,860
Net realized income allocated to noncontrolling interest	—	(65)
Net change in unrealized appreciation on investments	(33,772)	(40,467)
Income tax provision	3,308	7,041
Pre-tax book (income) loss not consolidated for tax purposes	11,586	9,927
Book income and tax income differences, including debt origination, structuring fees dividends, realized gains and changes in estimates	2,974	1,983
Estimated taxable income (1)	63,141	60,237
Taxable income earned in prior year and carried forward for distribution in current year	44,415	6,535
Taxable income prior to period end and carried forward for distribution	(44,961)	(35,028)
Dividend accrued as of period end and paid in the following period	6,352	4,743

Total distributions accrued or paid to common stockholders	$68,947	$36,487

(1)           Main Street’s taxable income for each period is an estimate and will not be finally determined until the company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

The Taxable Subsidiaries hold certain portfolio investments for Main Street. The Taxable Subsidiaries are consolidated with Main Street for financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in Main Street’s consolidated financial statements as investments and recorded at fair value. The principal purpose of the Taxable Subsidiaries is to permit Main Street to hold equity investments in portfolio companies which are “pass through” entities for tax purposes in order to continue to comply with the “source income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with Main Street for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities as a result of their ownership of certain portfolio investments.  This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in Main Street’s consolidated financial statements.

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

The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries and the Investment Manager, if any, is reflected in Main Street’s Consolidated Statement of Operations. For the three months ended September 30, 2013 and 2012, we recognized a net income tax provision of $0.5 million and $4.2 million, respectively, related to deferred taxes of $0.1 million and $4.2 million, respectively, and other taxes of $0.4 million for the three months ended September 30, 2013. For the nine months ended September 30, 2013 and 2012, we recognized a net income tax provision of $3.3 million and $7.0 million, respectively, related to deferred taxes of $1.5 million and $6.0 million, respectively, and other taxes of $1.8 million and $1.0 million, respectively. The deferred taxes related primarily to net unrealized appreciation on equity investments held in our Taxable Subsidiaries. For the three and nine months ended September 30, 2013, the other taxes include $0.3 million and $1.3 million, respectively, related to an accrual for excise tax on our estimated spillover taxable income and $0.1 million and $0.5 million, respectively, related to accruals for state and other taxes. For the nine months ended September 30, 2012, the other taxes include $0.8  million, respectively, related to an accrual for excise tax on our estimated spillover taxable income and $0.2 million, respectively, related to accruals for state and other taxes.

The net deferred tax liability at September 30, 2013 and December 31, 2012 was $11.1 million and $11.8 million, respectively, primarily related to timing differences from net unrealized appreciation of portfolio investments held by the Taxable Subsidiaries, partially offset by net loss carryforwards (primarily resulting from historical realized losses on portfolio investments held by the Taxable Subsidiaries and the operating activities of the Investment Manager), basis differences of portfolio investments held by the Taxable Subsidiaries which are “pass through” entities for tax purposes, capital loss carryforwards and excess deductions resulting from the restricted stock plans (see further discussion in Note L).  As of September 30, 2013, these capital loss carryforwards totaled approximately $2.8 million and Main Street expects to fully utilize the capital loss carryfowards prior to their expiration.  Due to the consolidation of the Investment Manager (see further discussion in Note D) on April 1, 2013, the Company recorded a deferred tax asset of $2.2 million through additional paid-in capital relating to the prior periods through March 31, 2013.

As a result of certain realization requirements of ASC 718, Compensation — Stock Compensation, Main Street has not recorded any deferred tax assets for tax deductions related to equity compensation greater than equity compensation recognized for financial reporting.  Additional paid-in-capital will be increased by $1.2 million if and when such deferred tax assets are ultimately realized by reducing taxes payable.  Main Street uses tax law ordering when determining when excess tax benefits should be realized.

NOTE J — COMMON STOCK

During the three months ended September 30, 2013, Main Street completed a follow-on public equity offering of 4,600,000 shares of common stock, including the underwriters’ full exercise of their option to purchase 600,000 additional shares, at a price to the public of $29.75 per share, resulting in total gross proceeds of approximately $136.9 million, less (i) underwriters’ commissions of approximately $5.1 million and (ii) offering costs of approximately $0.3 million.

During the three months ended December 31, 2012, Main Street completed a follow-on public equity offering of 2,875,000 shares of common stock, including the underwriters’ full exercise of the over-allotment option, at a price to the public of $28.00 per share, resulting in total gross proceeds of approximately $80.5 million, less (i) underwriters’ commissions of approximately $3.2 million and (ii) offering costs of approximately $0.2 million.

During the three months ended June 30, 2012, Main Street completed a follow-on public equity offering of 4,312,500 shares of common stock, including the underwriters’ full exercise of the over-allotment option, at a price to the public of $22.50 per share, resulting in total gross proceeds of approximately $97.0 million, less (i) underwriters’ commissions of approximately $3.9 million and (ii) offering costs of approximately $0.2 million.

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

For the nine months ended September 30, 2013, $12.7 million of the total $67.8 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisified with the issuance of 278,166 newly issued shares and with the purchase of 134,659 shares of common stock in the open market. For the nine months ended September 30, 2012, $7.7 million of the total $36.5 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 264,331 newly issued shares and with the purchase of 52,404 shares of common stock in the open market. The shares disclosed above relate only to Main Street’s DRIP and exclude any activity related to broker-managed dividend reinvestment plans.

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

Main Street’s Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2008 Equity Incentive Plan. These shares generally vest over a four-year period from the grant date. The fair value is expensed over the four-year service period starting on the grant date and the following table summarizes the restricted stock issuances approved by Main Street’s Board of Directors, net of shares forfeited, and the remaining shares of restricted stock available for issuance as of September 30, 2013.

Restricted stock authorized under the plan	2,000,000
Less restricted stock granted on:
July 1, 2008	(245,645)
July 1, 2009	(98,993)
July 1, 2010	(149,357)
June 20, 2011	(117,728)
June 20, 2012	(133,973)
Quarter ended December 31, 2012	(12,476)
Quarter ended March 31, 2013	(1,100)
June 20, 2013	(246,823)
Quarter ended September 30, 2013	(21,688)

Restricted stock available for issuance as of September 30, 2013	972,217

The following table summarizes the restricted stock issued to Main Street’s independent directors pursuant to the Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan. These shares vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over a one-year service period starting on the grant date.

Restricted stock authorized under the plan	200,000
Less restricted stock granted on:
July 1, 2008	(20,000)
July 1, 2009	(8,512)
July 1, 2010	(7,920)
June 20, 2011	(6,584)
August 3, 2011	(1,658)
June 20, 2012	(5,060)
June 13, 2013	(4,304)
August 6, 2013	(980)

Restricted stock available for issuance as of September 30, 2013	144,982

For the three months ended September 30, 2013 and 2012, Main Street recognized total share-based compensation expense of $2.1 million and $0.7 million, respectively, and for each of the nine months ended September 30, 2013 and 2012, Main Street recognized total share-based expense of $3.4 million and $1.9 million, respectively, related to the restricted stock issued to Main Street employees and independent directors. In August 2013, the Board accelerated the vesting of all of the unvested shares of restricted stock previously granted to and held by Main Street’s retiring Executive Vice-Chairman under the 2008 Equity Incentive Plan.  The accelerated vesting of these 55,597 shares resulted in share-based compensation expense of $1.3 million during the three months and nine months ended September 30, 2013.  Excluding the expense associated with the accelerated vesting of these shares, the total share-based compensation expense for the three months and nine months ended September 30, 2013 was $0.9 million and $2.1 million respectively.

As of September 30, 2013, there was $9.4 million of total unrecognized compensation expense related to Main Street’s non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 3.3 years as of September 30, 2013.

NOTE M — COMMITMENTS AND CONTINGENCIES

At September 30, 2013, Main Street had a total of $99.2 million in outstanding commitments comprised of (i) nine commitments to fund revolving loans that had not been fully drawn and (ii) five capital commitments that had not been fully called.

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

NOTE N — RELATED PARTY TRANSACTIONS

As discussed further in Note D, subsequent to the completion of the Formation Transactions, the Investment Manager was treated as a wholly owned portfolio company of MSCC and was included as part of our Investment Portfolio through March 31, 2013. At December 31, 2012, the Investment Manager had a receivable of $4.1 million due from MSCC related to operating expenses incurred by the Investment Manager required to support Main Street’s business.  Beginning April 1, 2013, the accounts of the Investment Manager are included in Main Street’s consolidated financial statements and the Investment Manager is reflected as a consolidated subsidiary, as opposed to being a part of our Investment Portfolio, and any intercompany balances between the Investment Manager and MSCC or any of its other consolidated subsidiaries have been eliminated in consolidation.

In June 2013, Main Street adopted a deferred compensation plan for the non-employee members of its board of directors, which allows the directors at their option to defer all or a portion of the fees paid for their services as directors and have such deferred fees paid in shares of Main Street common stock within 90 days after the participant’s end of service as a director.  As of September 30, 2013, $275,000 of directors’ fees had been deferred under this plan.  These deferred fees represented 9,858 shares of Main Street common shares.  These shares will not be issued or included as outstanding on the consolidated statement of changes in net assets until each applicable participant’s end of service as a director, but will be included in operating expenses and weighted average shares outstanding on Main Street’s consolidated statement of operations as earned.

NOTE O — SUBSEQUENT EVENTS

In October 2013, Main Street closed a new portfolio investment totaling $9.2 million of invested capital in Glowpoint, Inc. (NYSE MKT: GLOW) (“Glowpoint”). Main Street’s investment in Glowpoint consists of $9.0 million in first lien senior, secured term debt and $0.2 million funded on a $2.0 million revolving credit facility.  Main Street previously completed a $3.75 million indirect investment in Glowpoint’s common equity.  The proceeds of Main Street’s debt investment enabled Glowpoint to refinance its current senior debt obligations and provided additional working capital to the company.  Glowpoint is a leading provider of cloud managed video collaboration, network, and support services to large enterprises and mid-sized companies to support their unified communications strategies and business goals.  Glowpoint was founded in 1991 and is headquartered in Murray Hill, New Jersey.

In October 2013, Main Street led the syndication of a $50.0 million first lien, senior secured credit facility (the “Facility”) for AM3 Pinnacle Corporation (“AM3 Pinnacle”).  Main Street’s participation in the Facility was $22.5 million.  In conjunction with its investment in the Facility, Main Street previously completed a $2.0 million equity investment in AM3 Pinnacle.  The proceeds of the Facility and Main Street’s equity investment supported AM3 Pinnacle’s acquisition of certain assets from MDU Communications International, Inc. and provided additional working capital to the company. AM3 Pinnacle is the parent company of Access Media 3, Inc. (“AM3”), one of the leading providers of comprehensive Internet, TV and voice services for multi-dwelling unit properties, including design, installation, maintenance and service management.  AM3 was founded in 2006 and is based in Oak Brook, Illinois.

During November 2013, Main Street declared regular monthly dividends of $0.165 per share for each month of January, February and March of 2014. These regular monthly dividends equal a total of $0.495 per share for the first quarter of 2014. The first quarter 2014 regular monthly dividends represent a 10% increase from the regular monthly dividends declared for the first quarter of 2013. Including the regular monthly dividends declared for the first quarter of 2014, Main Street will have paid $10.93 per share in cumulative dividends since its October 2007 initial public offering.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this section contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Cautionary Statement Concerning Forward Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“the SEC”) on March 8, 2013 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 9, 2013, for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the consolidated financial statements and related notes and other financial information included in the Annual Report on Form 10-K for the year ended December 31, 2012.

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

As of September 30, 2013, we had debt and equity investments in 62 LMM portfolio companies with an aggregate fair value of approximately $635.8 million, with a total cost basis of approximately $504.3 million, and a weighted average annual effective yield on our LMM debt investments of approximately 14.9%. As of September 30, 2013 approximately 74% of our total LMM portfolio investments at cost were in the form of debt investments and approximately 89% of such debt investments at cost were secured by first priority liens on the assets of our LMM portfolio companies. At September 30, 2013, we had equity ownership in approximately 94% of our LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 33%. As of December 31, 2012, we had debt and equity investments in 56 LMM portfolio companies with an aggregate fair value of approximately $482.9 million, with a total cost basis of approximately $380.5 million, and a weighted average annual effective yield on our LMM debt investments of approximately 14.3%.  As of December 31, 2012, approximately 75% of our total LMM portfolio investments at cost were in the form of debt investments and approximately 93% of such debt investments at cost were secured by first priority liens on the assets of our LMM portfolio companies. At December 31, 2012, we had equity ownership in approximately 93% of our LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 33%. The weighted average annual yields were computed using the effective interest rates for all debt investments at September 30, 2013 and December 31, 2012, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status.

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

As of September 30, 2013, we had Middle Market portfolio investments in 83 companies, collectively totaling approximately $391.1 million in fair value with a total cost basis of approximately $388.0 million. The weighted average EBITDA for the 83 Middle Market portfolio company investments was approximately $85.6 million as of September 30, 2013. As of September 30, 2013, substantially all of our Middle Market portfolio investments were in the form of debt investments and approximately 92% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on our Middle Market portfolio debt investments was approximately 7.9% as of September 30, 2013. As of December 31, 2012, we had Middle Market portfolio investments in 79 companies, collectively totaling approximately $352.0 million in fair value with a total cost basis of approximately $348.1 million. The weighted average EBITDA for the 79 Middle Market portfolio company investments was approximately $93.5 million as of December 31, 2012. As of December 31, 2012, substantially all of our Middle Market portfolio investments were in the form of debt investments and approximately 91% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on our Middle Market portfolio debt investments was approximately 8.0% as of December 31, 2012. The weighted average annual yields were computed using the effective interest rates for all debt investments at September 30, 2013 and December 31, 2012, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments.

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

As of September 30, 2013, we had Private Loan portfolio investments in 13 companies, collectively totaling approximately $87.3 million in fair value with a total cost basis of approximately $86.6 million. The weighted average EBITDA for the 13 Private Loan portfolio company investments was approximately $51.9 million as of September 30, 2013.  As of September 30, 2013, 99% of our Private Loan portfolio investments were in the form of debt investments and all such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on our Private Loan portfolio debt investments was approximately 12.0% as of September 30, 2013. As of December 31, 2012, we had Private Loan portfolio investments in 9 companies, collectively totaling approximately $65.5 million in fair value with a total cost basis of approximately $64.9 million. The weighted average EBITDA for the 9 Private Loan portfolio company investments was approximately $45.6 million as of December 31, 2012. As of December 31, 2012, 99% of our Private Loan portfolio investments were in the form of debt investments and all such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on our Private Loan portfolio debt investments was approximately 14.8% as of December 31, 2012. The weighted average annual yields were computed using the effective interest rates for all debt investments at September 30, 2013 and 2012, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments.

As of September 30, 2013, we had Other Portfolio investments in 6 companies, collectively totaling approximately $38.2 million in fair value and approximately $35.6 million in cost basis and which comprised 3.3% of our Investment Portfolio at fair value as of September 30, 2013. As of December 31, 2012, we had Other Portfolio investments in 3 companies, collectively totaling approximately $24.1 million in both fair value and approximately $23.6 million in cost basis and which comprised 2.6% of our Investment Portfolio at fair value as of December 31, 2012.

During the nine months ended September 30, 2013, there were ten portfolio company investment transfers from the LMM and Middle Market portfolio investment categories to the Private Loan portfolio investment category totaling $69.6 million in fair value and $69.0 million in cost as of the date of transfer.

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

MSCC and its consolidated subsidiaries are internally managed by the Investment Manager, a wholly owned subsidiary of MSCC, which employs all of the executive officers and other employees of Main Street.  Because the Investment Manager is wholly owned by MSCC, Main Street does not pay any external investment advisory fees, but instead incurs the operating costs associated with employing investment and portfolio management professionals through the Investment Manager.  We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly-traded and privately-held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio.  For the three and nine months ended September 30, 2013, the ratio of our total operating expenses, excluding interest expense and excluding the effect of the accelerated vesting of restricted stock (as discussed further below in “Discussion and analysis of results of operations - Comparison of the three months ended September 30, 2013 and September 30, 2012”), as a percentage of our quarterly average total assets was 1.6% and 1.6%, respectively, on an annualized basis, compared to 1.6% and 1.9%, respectively, on an annualized basis for the three and nine months ended September 30, 2012 and 1.8% for the year ended December 31, 2012. Including the effect of the accelerated vesting, the ratio for the three and month months ended September 30, 2013 would have been 2.0% and 1.8%, respectively, on an annualized basis.

During May 2012, MSCC and the Investment Manager executed an investment sub-advisory agreement with HMS Adviser, LP (“HMS Adviser”), which is the investment advisor to HMS Income Fund, Inc. (“HMS Income”), a non publicly-traded BDC whose registration statement on Form N-2 was declared effective by the SEC in June 2012, to provide certain investment advisory services to HMS Adviser. MSCC is initially providing such investment advisory services to HMS Adviser, but it is ultimately intended that the Investment Manager provide such services because the fees MSCC receives from such arrangement could otherwise have negative consequences on its ability to meet the source-of-income requirement necessary for it to maintain its RIC tax treatment (MSCC or the Investment Adviser, whichever is providing such investment advisory services, the “Sub-Adviser”). Certain relief must be obtained from the SEC before the Investment Manager is permitted to provide these services to HMS Adviser, which relief is being sought, but there can be no assurance that it will be obtained. Under the investment sub-advisory agreement, the Sub-Adviser is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. However, the Sub-Adviser has agreed to waive all such fees from the effective date of HMS Adviser’s registration statement on Form N-2 through December 31, 2013. As a result, as of September 30, 2013, the Sub-Adviser has not received any base management fee or incentive fees under the investment sub-advisory agreement and the Sub-Adviser is not due any unpaid compensation for any base management fee or incentive fees under the investment sub-advisory agreement.

CRITICAL ACCOUNTING POLICIES

Basis of Presentation

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).  For the three months ended March 31, 2013 and the three and nine months ended September 30, 2012, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries, which include the Funds and the Taxable Subsidiaries. Beginning April 1, 2013, and for all periods thereafter, our consolidated financial statements also include the balance sheet and income statement accounts and other information for the Investment Manager reflected as a consolidated subsidiary (see further discussion below).  The Investment Portfolio, as used herein, refers to all of our LMM portfolio investments, Middle Market portfolio investments, Private Loan portfolio investments, Other Portfolio investments and, for all periods up to and including March 31, 2013, the investment in the Investment Manager, but excludes all “Marketable securities and idle funds investments,” and for all periods after March 31, 2013, the Investment Portfolio also excludes the Investment Manager. For all periods up to and including the period ending March 31, 2013, the Investment Manager was accounted for as a portfolio investment and was not consolidated with MSCC and its consolidated subsidiaries. For all periods after March 31, 2013, the Investment Manager is consolidated with MSCC and its other consolidated subsidiaries. Marketable securities and idle funds investments are classified as financial instruments and are reported separately on our Consolidated Balance Sheets and Consolidated Schedule of Investments due to the nature of such investments.  Our results of operations for the three and nine months ended September 30, 2013 and 2012, cash flows for the nine months ended September 30, 2013 and 2012, and financial position as of September 30, 2013 and December 31, 2012, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current presentation, including certain investments previously included as part of the LMM portfolio or Middle Market portfolio that are now classified as part of the Private Loan portfolio and the reclassification of Investment Portfolio and Marketable securities and idle funds investment related activity from cash flows from investing activities to cash flows from operating activities.

The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2013 and 2012 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2012. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the Audit and Accounting Guide for Investment Companies issued by the American Institute of Certified Public Accountants (the “AICPA Guide”), we are precluded from consolidating portfolio company investments, including those in which we have a controlling interest, unless the portfolio company is another investment company. An exception to this general principle in the AICPA Guide occurs if we hold a controlling interest in an operating company that provides all or substantially all of its services directly to us, or to an investment company of ours. None of the portfolio investments made by us qualify for this exception, except as discussed below with respect to the Investment Manager. Therefore, the Investment Portfolio is carried on the balance sheet at fair value, with any adjustments to fair value recognized as “Net Change in Unrealized Appreciation (Depreciation)” on our Statement of Operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a “Net Realized Gain (Loss) from Investments.” For all periods prior to and including March 31, 2013, the Investment Manager was accounted for as a portfolio investment and included as part of the Investment Portfolio in our consolidated financial statements. The Investment Manager was consolidated with MSCC and its other consolidated subsidiaries prospectively beginning April 1, 2013 as the controlled operating subsidiary was providing substantially all of its services directly or indirectly to Main Street or portfolio companies.

Portfolio Investment Valuation

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. As of September 30, 2013 and December 31, 2012, approximately 93% and 89%, respectively, of our total assets at each date represented our Investment Portfolio valued at fair value. We are required to report our investments at fair value. We follow the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification” or “ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

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

For LMM portfolio investments, we generally review external events, including private mergers, sales and acquisitions involving comparable companies, and include these events in the valuation process. For Middle Market portfolio investments, we primarily use observable inputs such as quoted prices in the valuation process.  For Middle Market portfolio investments for which sufficient observable inputs are not available to determine fair value, we generally use a combination of observable inputs through obtaining third party quotes or other independent pricing and an approach similar to the income approach using a yield-to-maturity model used to value our LMM portfolio debt investments.

For valuation purposes, “control” LMM portfolio investments are composed of debt and equity securities in companies for which we have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors. Market quotations are generally not readily available for our control LMM portfolio investments.  As a result, for control LMM portfolio investments, we generally determine the fair value using a combination of market and income approaches. Under the market approach, we will typically use the enterprise value methodology to determine the fair value of these investments. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, we analyze various factors, including the portfolio company’s historical and projected financial results. We allocate the enterprise value to investments in order of the legal priority of the various components of the portfolio company’s capital structure. We will also use the income approach to determine the fair value of these securities, based on projections of the discounted future free cash flows that the portfolio company or the debt security will likely generate, and which includes using a yield-to-maturity approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. The valuation approaches for our control LMM portfolio investments estimate the value of the investment if we were to sell, or exit, the investment. In addition, these valuation approaches consider the value associated with our ability to control the capital structure of the portfolio company, as well as the timing of a potential exit.

For valuation purposes, “non-control” LMM portfolio investments are generally composed of debt and equity securities in companies for which we do not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors. Market quotations are generally not readily available for non-control LMM portfolio investments. For our non-control LMM portfolio investments, we typically use a combination of the market and income approaches to value our equity investments and the income approach to value our debt investments similar to the approaches used for our control LMM portfolio investments, and which includes using a yield-to-maturity approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Our estimate of the expected repayment date of a LMM debt security is generally the legal maturity date of the instrument, as we generally intend to hold our LMM loans and debt securities to maturity. The yield-to-maturity analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. We will use the value determined by the yield-to-maturity analysis as the fair value for that security; however, because of our general intent to hold our loans to maturity, the fair value will not exceed the face amount of the LMM debt security. A change in the assumptions that we use to estimate the fair value of our LMM debt securities using the yield-to-maturity analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or if a LMM debt security is in workout status, we may consider other factors in determining the fair value of the LMM debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis.

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

For valuation purposes, all of our Other Portfolio investments are non-control investments for which we generally do not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors.  Our Other Portfolio investments comprised 3.3% and 2.6%, respectively, of our Investment Portfolio at fair value as of September 30, 2013 and December 31, 2012.  Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For our Other Portfolio equity investments, we determine the fair value based on the fair value of the portfolio company as determined by independent third parties and based on our proportional ownership in the portfolio company, as well as the financial position and assessed risk of each of these portfolio investments.  For Other Portfolio debt investments with observable inputs, we determine the fair value of these investments through obtaining third party quotes or other independent pricing, to the extent such sufficient observable inputs are available to determine fair value. To the extent observable inputs are not available, we value these Other Portfolio debt investments through an approach similar to the income approach using a yield-to-maturity model used to value our LMM portfolio debt investments.

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

The Taxable Subsidiaries hold certain portfolio investments for us. The Taxable Subsidiaries are consolidated with us for financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in our consolidated financial statements. The principal purpose of the Taxable Subsidiaries is to permit us to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for income tax purposes and may generate income tax expense, or benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. This income tax expense, or benefit, if any, and related tax assets and liabilities, are reflected in our consolidated financial statements.

The Investment Manager has elected, for tax purposes, to be treated as a taxable entity, is not consolidated with us for income tax purposes and is taxed at normal corporate tax rates based on its taxable income, or loss, and, as a result of its activities, may generate income tax expense or benefit. The Investment Manager permits us to receive third party fees and continue to comply with the “source income” requirements contained in the RIC tax provisions of the Code.  The taxable income, or loss, of the Investment Manager may differ from its book income, or loss, due to temporary book and tax timing differences, as well as permanent differences. Through March 31, 2013, the Investment Manager provided for any income tax expense, or benefit, and any related tax assets or liabilities, in its separate financial statements. Beginning April 1, 2013, the Investment Manager is included in our consolidated financial statements and reflected as a consolidated subsidiary and any income tax expense, or benefit, and any related tax assets and liabilities, are reflected in our consolidated financial statements.

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

The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments as of September 30, 2013 and December 31, 2012 (this information excludes the Other Portfolio investments and the Investment Manager).

Cost:	September 30, 2013	December 31, 2012
First lien debt	79.1%	81.1%
Equity	11.1%	10.4%
Second lien debt	7.1%	6.0%
Equity warrants	2.3%	1.9%
Other	0.4%	0.6%
	100.0%	100.0%

Fair Value:	September 30, 2013	December 31, 2012
First lien debt	69.6%	72.1%
Equity	20.3%	18.7%
Second lien debt	6.3%	5.4%
Equity warrants	3.5%	3.3%
Other	0.3%	0.5%
	100.0%	100.0%

The following tables summarize the composition of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States or other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of September 30, 2013 and December 31, 2012 (this information excludes the Other Portfolio investments and the Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	September 30, 2013	December 31, 2012
Southwest	28.0%	27.7%
West	22.6%	25.7%
Northeast	15.9%	17.2%
Southeast	14.9%	10.1%
Midwest	13.5%	17.6%
Canada	1.2%	0.0%
Other Non-United States	3.9%	1.7%
	100.0%	100.0%

Fair Value:	September 30, 2013	December 31, 2012
Southwest	31.2%	31.3%
West	22.6%	25.3%
Northeast	15.6%	15.8%
Southeast	12.9%	9.1%
Midwest	13.2%	17.0%
Canada	1.0%	0.0%
Other Non-United States	3.5%	1.5%
	100.0%	100.0%

Our LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, by industry at cost and fair value as of September 30, 2013 and December 31, 2012 (this information excludes the Other Portfolio investments and the Investment Manager).

Cost:	September 30, 2013	December 31, 2012
Energy Equipment & Services	11.8%	8.4%
Specialty Retail	7.4%	6.1%
Media	6.6%	7.2%
Commercial Services & Supplies	5.8%	6.4%
Health Care Providers & Services	5.8%	5.3%
Hotels, Restaurants & Leisure	5.0%	3.5%
Construction & Engineering	4.7%	4.7%
Software	4.6%	8.3%
Machinery	4.3%	6.7%
Road & Rail	3.0%	1.0%
Diversified Telecommunication Services	2.9%	0.0%
Diversified Consumer Services	2.8%	3.2%
IT Services	2.8%	2.8%
Oil, Gas & Consumable Fuels	2.8%	1.6%
Electronic Equipment, Instruments & Components	2.2%	2.6%
Insurance	2.0%	2.0%
Textiles, Apparel & Luxury Goods	1.9%	0.7%
Auto Components	1.8%	0.5%
Metals & Mining	1.6%	2.2%
Building Products	1.5%	2.0%
Professional Services	1.4%	2.2%
Health Care Equipment & Supplies	1.3%	1.5%
Leisure Equipment & Products	1.3%	0.0%
Containers & Packaging	1.2%	1.5%
Consumer Finance	1.2%	1.2%
Paper & Forest Products	1.1%	1.0%
Electrical Equipment	1.1%	0.8%
Food Products	1.0%	2.0%
Chemicals	0.9%	2.0%
Aerospace & Defense	0.8%	1.9%
Trading Companies & Distributors	0.5%	1.0%
Construction Materials	0.2%	1.7%
Communications Equipment	0.0%	1.2%
Other (1)	6.7%	6.8%
	100.0%	100.0%

(1)         Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

Fair Value:	September 30, 2013	December 31, 2012
Energy Equipment & Services	12.7%	10.2%
Specialty Retail	6.4%	4.9%
Media	6.3%	6.7%
Machinery	6.1%	8.3%
Health Care Providers & Services	5.6%	5.3%
Commercial Services & Supplies	5.5%	6.1%
Construction & Engineering	4.9%	5.1%
Hotels, Restaurants & Leisure	4.8%	3.5%
Software	4.5%	7.9%
Diversified Consumer Services	3.8%	4.0%
Road & Rail	3.2%	1.5%
Diversified Telecommunication Services	3.2%	0.0%
IT Services	2.5%	2.5%
Oil, Gas & Consumable Fuels	2.4%	1.4%
Electronic Equipment, Instruments & Components	2.3%	2.4%
Insurance	1.8%	1.8%
Textiles, Apparel & Luxury Goods	1.6%	0.6%
Auto Components	1.6%	0.4%
Metals & Mining	1.4%	1.9%
Paper & Forest Products	1.3%	1.2%
Professional Services	1.2%	2.0%
Trading Companies & Distributors	1.2%	1.7%
Health Care Equipment & Supplies	1.1%	1.3%
Containers & Packaging	1.1%	1.3%
Leisure Equipment & Products	1.1%	0.0%
Consumer Finance	1.0%	1.1%
Electrical Equipment	1.0%	0.7%
Food Products	0.9%	1.8%
Building Products	0.9%	1.5%
Chemicals	0.8%	1.8%
Aerospace & Defense	0.7%	1.7%
Transportation Infrastructure	0.7%	1.0%
Construction Materials	0.1%	1.4%
Communications Equipment	0.0%	1.1%
Other (1)	6.3%	5.9%
	100.0%	100.0%

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

The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013		As of December 31, 2012
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in thousands)
1	$195,181	30.7%	$167,154	34.6%
2	145,452	22.9%	117,157	24.3%
3	261,604	41.1%	174,754	36.2%
4	33,584	5.3%	23,799	4.9%
5	—	0.0%	—	0.0%
Total	$635,821	100.0%	$482,864	100.0%

Based upon our investment rating system, the weighted average rating of our LMM portfolio was approximately 2.2 as of September 30, 2013 and 2.1 as of December 31, 2012.

For the total Investment Portfolio, as of September 30, 2013, we had one investment with positive fair value on non-accrual status which comprised 0.1% of the total Investment Portfolio at fair value and, together with another fully impaired investment, comprised approximately 0.4% of the total Investment Portfolio at cost.  As of December 31, 2012, we had no investments with positive fair value on non-accrual status and one fully impaired investment which comprised approximately 0.2% of the total Investment Portfolio at cost, excluding the investment in the affiliated Investment Manager.

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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2013 and September 30, 2012

	Three Months Ended September 30,		Net Change
	2013	2012	Amount	%
	(dollars in millions)
Total investment income	$29.7	$23.0	$6.7	29%
Total expenses	(12.2)	(7.5)	(4.7)	64%
Net investment income	17.5	15.5	2.0	13%
Net realized gain (loss) from investments	(3.0)	0.5	(3.5)
Net realized loss from SBIC debentures	(4.8)	—	(4.8)
Net realized income	9.7	16.0	(6.3)	(40)%
Net change in unrealized appreciation (depreciation) from:
Portfolio investments	14.5	22.1	(7.6)
SBIC debentures, marketable securities and idle funds and investment in the Investment Manager	4.4	(1.9)	6.3
Total net change in unrealized appreciation	18.9	20.2	(1.3)
Income tax provision	(0.5)	(4.2)	3.7
Net increase in net assets resulting from operations attributable to common stock	$28.1	$32.0	$(3.9)	(12)%

	Three Months Ended September 30,		Net Change
	2013	2012	Amount	%
	(dollars in millions)
Net investment income	$17.5	$15.5	$2.0	13%
Share-based compensation expense	2.1	0.7	1.4	208%
Distributable net investment income (a)	19.6	16.2	3.4	21%
Net realized gain (loss) from investments	(3.0)	0.5	(3.5)
Net realized loss from SBIC debentures	(4.8)	—	(4.8)
Distributable net realized income (a)	11.8	16.7	(4.9)	(29)%

Distributable net investment income per share -
Basic and diluted (a)	$0.53	$0.51	$0.02	4%
Distributable net realized income per share -
Basic and diluted (a)	$0.32	$0.53	$(0.21)	(40)%

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

Investment Income

For the three months ended September 30, 2013, total investment income was $29.7 million, a 29% increase over the $23.0 million of total investment income for the corresponding period of 2012. This comparable period increase was principally attributable to (i) a $5.8 million increase in interest income from higher average levels of portfolio debt investments and increased activity in the Investment Portfolio, (ii) a $0.9 million increase in dividend income from Investment Portfolio equity investments and (iii) a $0.3 million increase in Marketable securities and idle funds investments income, partially offset by a $0.2 million decrease in fee income.  The $6.7 million increase in investment income in the three months ended September 2013 includes a $0.8 million increase in the amount of investment income related to higher accelerated prepayment and repricing activity of certain Middle Market portfolio debt investments and Marketable securities and idle funds investments in the three months ended September 30, 2013, partially offset by a $0.3 million decrease in the amount of non-recurring investment income associated with debt repayments and financing activities in LMM portfolio investments included in investment income in the three months ended September 30, 2013, in each case when compared to the same period in 2012.

Expenses

For the three months ended September 30, 2013, total expenses increased to $12.2 million from $7.5 million for the corresponding period of 2012.  This comparable period increase in operating expenses was principally attributable to (i) a $2.0 million increase in interest expense, primarily as a result of the issuance of our 6.125% Notes due 2023 (the “Notes”) in April 2013 and a higher average outstanding balance on our credit facility (“Credit Facility”), (ii) higher compensation and related expenses of $0.7 million, primarily as a result of additional personnel when compared to the corresponding period of 2012, (iii) a $0.6 million increase in other general and administrative expenses and (iv) an increase of $1.4 million in share-based compensation, primarily due to the accelerated vesting of the unvested shares of restricted stock in connection with the retirement of our former Executive Vice Chairman during the three months ended September 30, 2013.  The ratio of our total operating expenses, excluding interest expense and excluding the effect of the accelerated vesting of restricted stock discussed above, as a percentage of our average total assets was 1.6% on an annualized basis for the three months ended September 30, 2013, compared to 1.6% for the comparable period in the prior year.  Including the effect of the accelerated vesting discussed above, the ratio would have been 2.0% on annualized basis for the three months ended September 30, 2013.

Distributable Net Investment Income

Distributable net investment income increased 21% to $19.6 million, or $0.53 per share, compared with $16.2 million, or $0.51 per share, in the corresponding period of 2012. The increase in distributable net investment income was primarily due to the higher level of total investment income partially offset by higher operating expenses, due to the changes discussed above. Distributable net investment income on a per share basis for the three months ended September 30, 2013 reflects (i) an increase of approximately $0.01 per share from the comparable period in 2012 attributable to the net increase in the comparable levels of accelerated prepayment and repricing activity for certain Middle Market portfolio debt investments and Marketable securities and idle funds investments and the non-recurring investment income associated with debt repayments and financing activities in LMM portfolio investments as discussed above and (ii) a greater number of average shares outstanding compared to the corresponding period in 2012 primarily due to the December 2012 and August 2013 follow-on equity offerings.

Net Investment Income

Net investment income for the three months ended September 30, 2013 was $17.5 million, or a 13% increase, compared to net investment income of $15.5 million for the corresponding period of 2012. The increase in net investment income was principally attributable to the increase in total investment income partially offset by higher operating expenses as discussed above.

Distributable Net Realized Income

Distributable net realized income was $11.8 million, or $0.32 per share, for the three months ended September 30, 2013 compared with $16.7 million, or $0.53 per share, in the corresponding period of 2012. The $4.9 million decrease was primarily attributable to (i) a net realized loss of $4.8 million on the repayment of SBIC debentures issued to MSC II which have been accounted for on the fair value method of accounting under ASC 825, and (ii) the decrease in net realized gain (loss) from  investments of $3.5 million, primarily due to the net realized losses of $3.0 million incurred in the third quarter of 2013, partially offset by the $3.4 million of higher distributable net investment income in the three months ended September 30, 2013 when compared to the corresponding period of 2012 as discussed above. The $3.0 million net realized loss from investments during the third quarter of 2013 was primarily attributable to (i) a realized loss of $2.6 million on the restructuring of a LMM investment and (ii) a realized loss of $1.8 million on the exit of a Middle Market investment, partially offset by a realized gain of $0.8 million on the partial sale of a LMM investment and net realized gains on several Middle Market investments totaling $0.6 million.

Net Realized Income

The net realized loss on the repayment of SBIC debentures and the net realized loss from investments in the three months ended September 30, 2013 compared to slight gains in the corresponding period of 2012 both as discussed above, partially offset by the higher levels of net investment income, as discussed above, resulted in a $6.3 million decrease in net realized income compared with the corresponding period of 2012.

Net Increase in Net Assets Resulting from Operations Attributable to Common Stock

The net increase in net assets resulting from operations attributable to common stock during the three months ended September 30, 2013 was $28.1 million, or $0.76 per share, compared with $32.0 million, or $1.01 per share, in the third quarter of 2012. This $3.9 million decrease from the comparable period in the prior year was primarily the result of (i) the $6.3 million decrease in net realized income due to the factors discussed above and (ii) a $1.3 million decrease in the net change in unrealized appreciation to $18.9 million in the third quarter of 2013, compared to $20.2 million for the comparable period in the prior year, partially offset by a $3.7 million decrease in the net income tax provision from the comparable period in the prior year for the three months ended September 30, 2013. The total net change in unrealized appreciation for the third quarter of 2013 of $18.9 million included a $14.5 million net change in unrealized appreciation from portfolio investments and the impact of the accounting reversal of net unrealized depreciation of $4.8 million on the SBIC debentures in conjunction with the realized loss discussed above, partially offset by the net unrealized depreciation from Marketable securities and idle funds investments of $0.5 million. The $14.5 million net change in unrealized appreciation from portfolio investments for the three months ended September 30, 2013 was principally attributable to (i) unrealized appreciation on 21 LMM portfolio investments totaling $26.0 million, partially offset by unrealized depreciation on 14 LMM portfolio investments totaling $11.8 million, (ii) 1.0 million of net unrealized appreciation on the Private Loan portfolio investments, partially offset by accounting reversals of net unrealized appreciation from prior periods of $0.8 million related to portfolio investment exits and repayments. The net income tax provision for the three months ended September 30, 2013 of $0.5 million primarily related to other taxes of $0.4 million, which include a $0.3 million accrual for excise tax on our estimated spillover taxable income and $0.1 million related to accruals for state and other taxes.

Comparison of the nine months ended September 30, 2013 and September 30, 2012

	Nine Months Ended September 30,		Net Change
	2013	2012	Amount	%
	(dollars in millions)
Total investment income	$83.1	$64.4	$18.7	29%
Total expenses	(30.5)	(23.2)	(7.3)	32%
Net investment income	52.6	41.2	11.4	28%
Net realized gain (loss) from investments	(2.6)	5.3	(7.9)
Net realized loss from SBIC debentures	(4.8)	—	(4.8)
Net realized income	45.2	46.5	(1.3)	(3)%
Net change in unrealized appreciation (depreciation) from:
Portfolio investments	30.9	44.1	(13.2)
SBIC debentures, marketable securities and idle funds and investment in the Investment Manager	2.9	(3.6)	6.5
Total net change in unrealized appreciation	33.8	40.5	(6.7)
Income tax provision	(3.3)	(7.0)	3.7
Noncontrolling interest	—	(0.1)	0.1
Net increase in net assets resulting from operations attributable to common stock	$75.7	$79.9	$(4.2)	(5)%

	Nine Months Ended September 30,		Net Change
	2013	2012	Amount	%
	(dollars in millions)
Net investment income	$52.6	$41.2	$11.4	28%
Share-based compensation expense	3.3	1.9	1.4	80%
Distributable net investment income (a)	55.9	43.1	12.8	30%
Net realized gain (loss) from investments	(2.6)	5.3	(7.9)
Net realized loss from SBIC debentures	(4.8)	—	(4.8)
Distributable net realized income (a)	48.5	48.4	0.1	10%

Distributable net investment income per share -
Basic and diluted (a) (b)	$1.57	$1.50	$0.07	5%
Distributable net realized income per share -
Basic and diluted (a) (b)	$1.37	$1.69	$(0.32)	(19)%

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

Investment Income

For the nine months ended September 30, 2013, total investment income was $83.1 million, a 29% increase over the $64.4 million of total investment income for the corresponding period of 2012. This comparable period increase was principally attributable to (i) a $16.4 million increase in interest income from higher average levels of portfolio debt investments and increased activity in the Investment Portfolio and (ii) a $3.0 million increase in dividend income from portfolio equity investments, partially offset by a $0.5 million decrease in interest and dividend income from Marketable securities and idle funds investments.  The $18.7 million increase in investment income in the nine months ended September 2013 includes a $2.3 million increase in the amount of investment income related to higher accelerated prepayment and repricing activity of certain Middle Market and Private Loan portfolio debt investments and Marketable securities and idle funds investments in the nine months ended September 30, 2013, partially offset by a $1.8 million  decrease in the amount of non-recurring investment income associated with debt repayment and financing activities in LMM portfolio investments included in investment income in the nine months ended September 30, 2013, in each case when compared to the same period in 2012.

Expenses

For the nine months ended September 30, 2013, total expenses increased to $30.5 million from $23.2 million for the corresponding period of 2012.  This comparable period increase in operating expenses was principally attributable to (i) a $3.4 million increase in interest expense primarily as a result of the issuance of the Notes and a higher average outstanding balance on the Credit Facility, (ii) higher compensation and related expenses of $1.3 million, primarily as a result of additional personnel compared to the same period in the prior year, (iii) a $1.2 million increase in other general and administrative expenses and (iv) an increase of $1.4 million in share-based compensation, primarily due to the accelerated vesting of all the unvested shares of restricted stock in connection with the retirement of our former Executive Vice Chairman during the three months ended September 30, 2013.  The ratio of our total operating expenses, excluding interest expense and excluding the effect of the accelerated vesting of restricted stock discussed above, as a percentage of our average total assets was 1.6% on an annualized basis for the nine months ended September 30, 2013, compared to 1.9% for the comparable period in the prior year.  Including the effect of the accelerated vesting discussed above, the ratio would have been 1.8% for the nine months ended September 30, 2013.

Distributable Net Investment Income

Distributable net investment income increased $12.8 million to $55.9 million, or $1.57 per share, compared with $43.1 million, or $1.50 per share, in the corresponding period of 2012. The increase in distributable net investment income was primarily due to the higher level of total investment income partially offset by higher operating expenses, due to the changes discussed above. The distributable net investment income on a per share basis for the nine months ended September 30, 2013 reflects the impact of a greater number of average shares outstanding compared to the corresponding period in 2012 primarily due to the June 2012, December 2012 and August 2013 follow-on equity offerings.

Net Investment Income

Net investment income for the nine months ended September 30, 2013 was $52.6 million, or a 28% increase, compared to net investment income of $41.2 million for the corresponding period of 2012. The increase in net investment income was principally attributable to the increase in total investment income partially offset by higher operating expenses as discussed above.

Distributable Net Realized Income

Distributable net realized income was $48.5 million, or $1.37 per share, for the nine months ended September 30, 2013 compared with $48.4 million, or $1.69 per share, in the corresponding period of 2012. The $0.1 million increase was primarily attributable to higher distributable net investment income in the nine months ended September 30, 2013 compared to the corresponding period of 2012 as discussed above, partially offset by (i) a decrease in net realized gain (loss) from investments of $7.9 million and (ii) a net realized loss of $4.8 million in the net realized loss on the repayment of SBIC debentures issued to MSC II which have been accounted for on the fair value method of accounting under ASC 825. The $2.6 million net realized loss from investments during the nine months ended September 30, 2013 was primarily attributable to (i) a realized loss of $2.6 million on the restructuring of a LMM investment and (ii) a realized loss of $1.8 million on the exit of a Middle Market investment, partially offset by (i) net realized gains on several Middle Market and Marketable securities and idle funds investments totaling $1.0 million and (ii) a realized gain of $0.8 million on the partial sale of a LMM investment.

Net Realized Income

The net realized loss from investments and the net realized loss from the SBIC debentures, partially offset by the higher net investment income, in the nine months ended September 30, 2013 compared to the corresponding period of 2012, in each case as discussed above, resulted in a $1.3 million decrease in net realized income compared with the corresponding period of 2012.

Net Increase in Net Assets Resulting from Operations Attributable to Common Stock

The net increase in net assets resulting from operations attributable to common stock during the nine months ended September 30, 2013 was $75.7 million, or $2.13 per share, compared with $79.9 million, or $2.79 per share, in the corresponding period of 2012. This $4.2 million decrease from the comparable period in the prior year was primarily the result of (i) the $6.7 million decrease in the net change in unrealized appreciation to $33.8 million for the nine months ended September 30, 2013, compared to $40.5 million for the comparable period in the prior year and (ii) the decrease in net realized income due to the factors discussed above, partially offset by a $3.7 million decrease in the net income tax provision for the nine months ended September 30, 2013 from the comparable period in the prior year.  The total net change in unrealized appreciation for the nine months ended September 30, 2013 of $33.8 million included (i) $30.9 million of net unrealized appreciation from portfolio investments and (ii) the net unrealized appreciation of $4.2 million on the SBIC debentures, which resulted from the $4.8 million of accounting reversals of prior unrealized depreciation on the SBIC debentures in conjunction with the realized loss on the repayment of the SBIC debentures as discussed above, partially offset by net unrealized depreciation of $0.6 million on the remaining SBIC debentures held by MSC II, partially offset by the net unrealized depreciation from Marketable securities and idle funds investments of $1.3 million. The $30.9 million net change in unrealized appreciation from portfolio investments for the nine months ended September 30, 2013 was principally attributable to (i) unrealized appreciation on 30 LMM portfolio investments totaling $42.4 million, partially offset by unrealized depreciation on 17 LMM portfolio investments totaling $13.0 million, (ii) $2.7 million of net unrealized appreciation on the Middle Market investments and (iii) $2.0 million of net unrealized appreciation on the Other portfolio, partially offset by accounting reversals of net unrealized appreciation from prior periods of $3.6 million related to portfolio investment exits and repayments. The net income tax provision for the nine months ended September 30, 2013 of $3.3 million related to deferred taxes of $1.5 million and other taxes of $1.8 million. The deferred taxes related primarily to net unrealized appreciation on equity investments held in our Taxable Subsidiaries. The other taxes include $1.3 million related to an accrual for excise tax on our estimated spillover taxable income and $0.5 million related to accruals for state and other taxes.

Liquidity and Capital Resources

Cash Flows

For the nine months ended September 30, 2013, we experienced a net decrease in cash and cash equivalents in the amount of $45.9 million. During the period, we used $172.9 million of cash for our operating activities, which resulted primarily from (i) cash flows we generated from the ordinary operating profits earned through our operating activities totaling $44.9 million, which is our $55.9 million of distributable net investment income, excluding the non-cash effects of the accretion of unearned income of $7.7 million, payment-in-kind interest income of $3.5 million, cumulative dividends of $1.0 million and the amortization expense for deferred financing costs of $1.2 million, (ii) cash uses totaling $592.4 million from (a) the funding of new portfolio company investments and settlement of accruals for portfolio investments existing as of December 31, 2012, which together total $533.4 million, (b) the funding of new Marketable securities and idle funds investments and settlement of accruals for Marketable securities and idle funds investments existing as of December 31, 2012, which together total $53.1 million, and (c) $5.8 million related to decreases in payables and accruals, and (iii) cash proceeds totaling $374.5 million from (a) $326.5 million in cash proceeds from the sales and repayments of debt and equity investments, (b) $44.4 million of cash proceeds from the sale of Marketable securities and idle funds investments, and (c) decreases in other assets of $3.6 million.

During the nine months ended September 30, 2013, $127.0 million in cash was provided by financing activities, which principally consisted of $131.5 million of net proceeds from the follow-on public equity offering in August 2013, $92.0 million of proceeds from the issuance of the Notes, and $34.0 million in net cash proceeds from our Credit Facility, partially offset by $63.8 million in repaid SBIC debentures, $59.0 million in cash dividends paid to stockholders and $5.3 million paid for deferred loan costs and SBIC debenture fees.

Capital Resources

As of September 30, 2013, we had $17.6 million in cash and cash equivalents, $20.0 million in Marketable securities and idle funds investments and $279.0 million of unused capacity under the Credit Facility, which we maintain to support our future investment and operating activities. As of September 30, 2013, our net asset value totaled $794.2 million, or $20.01 per share.

The Credit Facility was amended and restated during the three months ended September 30, 2013 to provide for an increase in total commitments from $382.5 million to $445.0 million and to increase the diversified group of lenders to thirteen lenders.  The Credit Facility contains an accordion feature which allows us to increase the total commitments under the facility up to $500 million from new or existing lenders on the same terms and conditions as the existing commitments.

Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable LIBOR rate (0.18%, as of September 30, 2013) plus 2.25% or (ii) the applicable base rate (Prime Rate, 3.25% as of September 30, 2013) plus 1.25%.  We pay unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the assets of the Funds. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0 , (iii) maintaining an asset coverage ratio of at least 1.5 to 1.0, and (iv) maintaining a minimum tangible net worth. The Credit Facility is now provided on a revolving basis through the maturity date in September 2018, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval. At September 30, 2013, we had $166.0 million in borrowings outstanding under the Credit Facility. As of September 30, 2013, the interest rate on the Credit Facility was 2.4%, and we were in compliance with all financial covenants of the Credit Facility.

Due to each of the Funds’ status as a licensed SBIC, we have the ability to issue, through the Funds, debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA generally in an amount up to twice its regulatory capital, which effectively approximates the amount of its equity capital. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time with no prepayment penalty. During the three months ended September 30, 2013, we voluntarily prepaid $63.8 million of our SBIC debentures as part of an effort to manage the maturity dates of our oldest SBIC debentures.  Main Street expects to issue new SBIC debentures under the SBIC program in the future in an amount up to the regulatory maximum amount of $225.0 million. On September 30, 2013, we, through the Funds, had $161.2 million of outstanding indebtedness guaranteed by the SBA, which carried a weighted average annual fixed interest rate of approximately 4.3%. The first maturity related to the SBIC debentures does not occur until 2017, and the remaining weighted average duration is approximately 6.8 years as of September 30, 2013.

In April, 2013, we issued $92.0 million, including the underwriter’s full exercise of the over-allotment option, in aggregate principal amount of the Notes. The Notes are unsecured obligations and rank pari passu with our current and future senior unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at our option on or after April 1, 2018. We may from time to time repurchase Notes in accordance with the 1940 Act and the rules promulgated thereunder. During the three months ended September 30, 2013, we repurchased $1.1 million principal of the Notes in the open market for an aggregate purchase price of $1.1 million and surrendered them to the Trustee for cancellation. As of September 30, 2013, the outstanding balance of the Notes was $90.9 million.

The indenture governing the Notes (“the Notes Indenture”) contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Notes Indenture.

We anticipate that we will continue to fund our investment activities through existing cash and cash equivalents and a combination of future debt and equity capital. Our primary uses of funds will be investments in portfolio companies, operating expenses and cash distributions to holders of our common stock.

We periodically invest excess cash balances into Marketable securities and idle funds investments. The primary investment objective of Marketable securities and idle funds investments is to generate incremental cash returns on excess cash balances prior to utilizing those funds for investment in our LMM, Middle Market and Private Loan portfolio investments. Marketable securities and idle funds investments generally consist of debt investments, independently rated debt investments, certificates of deposit with financial institutions, diversified bond funds and publicly traded debt and equity investments. The composition of Marketable securities and idle funds investments will vary in a given period based upon, among other things, changes in market conditions, the underlying fundamentals in our Marketable securities and idle funds investments, our outlook regarding future LMM, Middle Market and Private Loan portfolio investment needs, and any regulatory requirements applicable to us.

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

In order to satisfy the Code requirements applicable to a RIC, we intend to distribute to our stockholders, after consideration and application of our ability under the Code to spillover certain excess undistributed taxable income from one tax year into the next tax year, substantially all of our taxable income. In addition, as a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. In January 2008, we received an exemptive order from the SEC to exclude SBA-guaranteed debt securities issued by MSMF and any other wholly owned subsidiaries of ours which operate as SBICs from the asset coverage requirements of the 1940 Act as applicable to us, which, in turn, enables us to fund more investments with debt capital.

Although we have been able to secure access to additional liquidity, including recent public equity and note offerings, our expanded $445 million Credit Facility, and the available leverage through the SBIC program, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

Recently Issued Accounting Standards

In January 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”).  ASU 2013-01 limits the scope of the new balance sheet offsetting disclosure requirements to derivatives (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements, and certain securities borrowing and lending arrangements. Public companies are required to apply ASU 2013-01 prospectively for interim and annual reporting periods beginning after January 1, 2013.

In June 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-08, Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”).  ASU 2013-08 amends the criteria that define an investment company, clarifies the measurement guidance and requires certain additional disclosures. Public companies are required to apply ASU 2013-08 prospectively for interim and annual reporting periods beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”).  ASU 2013-04 provides additional guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. Public companies are required to apply ASU 2013-04 prospectively for interim and annual reporting periods beginning after December 15, 2013.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date.  We believe that the impact of recently issued standards that have been issued and any that are not yet effective will not have a material impact on our financial statements upon adoption.

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented herein. However, our portfolio companies have experienced, and may in the future experience, the impacts of inflation on their operating results, including periodic escalations in their costs for raw materials and required energy consumption.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At September 30, 2013, we had a total of $99.2 million in outstanding commitments comprised of (i) nine commitments to fund revolving loans that had not been fully drawn and (ii) five capital commitments that had not been fully called.

Contractual Obligations

As of September 30, 2013, the future fixed commitments for cash payments in connection with our SBIC debentures and the Notes for each of the next five years and thereafter are as follows:

						2018 and
	2013	2014	2015	2016	2017	thereafter	Total
	(dollars in thousands)
SBIC debentures	$—	$—	$—	$—	$15,000	$146,200	$161,200
Interest due on SBIC debentures	—	7,002	7,002	7,022	7,002	17,690	45,718
Notes	—	—	—	—	—	90,882	90,882
Interest due on Notes	1,393	5,566	5,566	5,566	5,566	30,616	54,273
Total	$1,393	$12,568	$12,568	$12,588	$27,568	$285,388	$352,073

As of September 30, 2013, we had $166 million in borrowings outstanding under our Credit Facility and the Credit Facility is currently scheduled to mature in September 2018. The Credit Facility contains two, one year extension options which could extend the maturity to September 2020.  See further discussion of the Credit Facility terms in “Liquidity and Capital Resources — Capital Resources”.

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

In June 2013, we adopted a deferred compensation plan for the non-employee members of our board of directors, which allows the directors at their option to defer all or a portion of the fees paid for their services as directors and have such deferred fees paid in shares of our common stock within 90 days after the participant’s end of service as a director.  As of September 30, 2013, $275,000 of directors’ fees had been deferred under this plan.  These deferred fees represented 9,858 shares of our common shares.  These shares will not be issued or included as outstanding on the consolidated statement of changes in net assets until each applicable participant’s end of service as a director, but will be included in operating expenses and weighted average shares outstanding on our consolidated statement of operations as earned.

Recent Developments

In October 2013, we closed a new portfolio investment totaling $9.2 million of invested capital in Glowpoint, Inc. (NYSE MKT: GLOW) (“Glowpoint”). Our investment in Glowpoint consists of $9.0 million in first lien senior, secured term debt and $0.2 million funded on a $2.0 million revolving credit facility.  We previously completed a $3.75 million indirect investment in Glowpoint’s common equity.  The proceeds of our debt investment enabled Glowpoint to refinance its current senior debt obligations and provided additional working capital to the company.  Glowpoint is a leading provider of cloud managed video collaboration, network, and support services to large enterprises and mid-sized companies to support their unified communications strategies and business goals.  Glowpoint was founded in 1991 and is headquartered in Murray Hill, New Jersey.

In October 2013, we led the syndication of a $50.0 million first lien, senior secured credit facility (the “Facility”) for AM3 Pinnacle Corporation (“AM3 Pinnacle”).  Our participation in the Facility was $22.5 million.  In conjunction with our investment in the Facility, we previously completed a $2.0 million equity investment in AM3 Pinnacle.  The proceeds of the Facility and our equity investment supported AM3 Pinnacle’s acquisition of certain assets from MDU Communications International, Inc. and provided additional working capital to the company. AM3 Pinnacle is the parent company of Access Media 3, Inc. (“AM3”), one of the leading providers of comprehensive Internet, TV and voice services for multi-dwelling unit properties, including design, installation, maintenance and service management.  AM3 was founded in 2006 and is based in Oak Brook, Illinois.

During November 2013, we declared regular monthly dividends of $0.165 per share for each month of January, February and March of 2014. These regular monthly dividends equal a total of $0.495 per share for the first quarter of 2014. The first quarter 2014 regular monthly dividends represent a 10% increase from the regular monthly dividends declared for the first quarter of 2013. Including the regular monthly dividends declared for the first quarter of 2014, we will have paid $10.93 per share in cumulative dividends since our October 2007 initial public offering.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from the Investment Portfolio and Marketable securities and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates.  The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment.  As of September 30, 2013, approximately 50% of our debt investment portfolio (at cost) bore interest at floating rates with 99% of those floating-rate debt investments (at cost) subject to contractual minimum interest rates.  As of September 30, 2013, none of our Marketable securities and idle funds investments bore interest at floating rates. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the long term interest rates on our outstanding SBIC debentures and our 6.125% Notes, which comprise the majority of our outstanding debt, are fixed for the 10-year life of such debt.  As of September 30, 2013, we had not entered into any interest rate hedging arrangements. At September 30, 2013, based on the applicable levels of our Credit Facility and floating-rate debt investments, a 1% change in interest rates would not have a material effect on our level of net investment income.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer and President, our Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chairman, Chief Executive Officer and President, our Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934.  There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 that we filed with the SEC on March 8, 2013, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 that we filed with the SEC on August 9, 2013, except as described below.

A failure or the perceived risk of a failure to raise the statutory debt limit of the United States could have a material adverse effect on our business, financial condition and results of operations.

As has been widely reported, the United States Treasury Secretary has stated that the federal government may not be able to meet its debt payments in the relatively near future (currently February 2014) unless the federal debt ceiling is raised. If legislation increasing the debt ceiling is not enacted and the debt ceiling is reached, the federal government may stop or delay making payments on its obligations. A failure by Congress to raise the debt limit would increase the risk of default by the United States on its obligations, as well as the risk of other economic dislocations. If the U.S. Government fails to complete its budget process or to provide for a continuing resolution before the expiration of the current continuing resolution (currently January 2014), another federal government shutdown may result. Such a failure or the perceived risk of such a failure consequently could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world. It could also limit our ability and the ability of our portfolio companies to obtain financing, including our ability to issue debentures pursuant to the SBIC program, and it could have a material adverse effect on the valuation of our portfolio companies. Consequently, the continued uncertainty in the general economic environment, including the recent government shutdown and potential debt ceiling implications, as well in specific economies of several individual geographic markets in which our portfolio companies operate, could adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2013, we issued 104,240 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933.  The aggregate value for the shares of common stock issued during the three months ended September 30, 2013 under the dividend reinvestment plan was approximately $3.2 million.

Item 6. Exhibits

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit

10.1*

Second Amended and Restated Credit Agreement dated September 27, 2013 (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on October 1, 2013 (File No. 1-33723)).

10.2*

Second Amended and Restated General Security Agreement dated September 27, 2013 (previously filed as Exhibit 10.2 to Main Street Capital Corporation’s Current Report on Form 8-K filed on October 1, 2013 (File No. 1-33723)).

10.3*

Second Amended and Restated Equity Pledge Agreement dated September 27, 2013 (previously filed as Exhibit 10.3 to Main Street Capital Corporation’s Current Report on Form 8-K filed on October 1, 2013 (File No. 1-33723)).

10.4*

Supplement and Joinder Agreement to Amended and Restated Credit Agreement dated August 31, 2013 (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed September 3, 2013 (File No. 1-33723)).

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

Main Street Capital Corporation

Date: November 8, 2013	/s/ Vincent D. Foster
Vincent D. Foster
Chairman, President and Chief Executive Officer (principal executive officer)

Date: November 8, 2013	/s/ Dwayne L. Hyzak
Dwayne L. Hyzak
Chief Financial Officer and Senior Managing Director (principal financial officer)

Date: November 8, 2013	/s/ Shannon D. Martin
Shannon D. Martin
Vice President and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

14.1	Code of Business Conduct and Ethics.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).