Form 10-K
period 2013-12-31
Main Street Capital CORP
filed 2014-02-28
CIK 1396440

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data
PART IV

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-33723

Main Street Capital Corporation
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	41-2230745 (I.R.S. Employer Identification No.)
1300 Post Oak Boulevard, Suite 800 Houston, TX (Address of principal executive offices)	77056 (Zip Code)

(713) 350-6000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange
6.125% Notes due 2023	New York Stock Exchange

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

       The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 28, 2013, was approximately $969.5 million based upon the last sale price for the registrant's common stock on that date.

       The number of outstanding common shares of the registrant as of February 27, 2014 was 39,913,794.

DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the registrants' definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in this Annual Report on Form 10-K in response to Part III.

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

 PART I

Item 1.    Business

ORGANIZATION

       Main Street Capital Corporation ("MSCC") was formed in March 2007 for the purpose of (i) acquiring 100% of the equity interests of Main Street Mezzanine Fund, LP ("MSMF") and its general partner, Main Street Mezzanine Management, LLC ("MSMF GP"), (ii) acquiring 100% of the equity interests of Main Street Capital Partners, LLC (the "Internal Investment Manager"), (iii) raising capital in an initial public offering, which was completed in October 2007 (the "IPO"), and (iv) thereafter operating as an internally managed business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). MSMF is licensed as a Small Business Investment Company ("SBIC") by the United States Small Business Administration ("SBA") and the Internal Investment Manager acts as MSMF's manager and investment adviser. Because the Internal Investment Manager, which employs all of the executive officers and other employees of MSCC, is wholly owned by us, we do not pay any external investment advisory fees, but instead we incur the operating costs associated with employing investment and portfolio management professionals through the Internal Investment Manager. The IPO and related transactions discussed above were consummated in October 2007 and are collectively termed the "Formation Transactions."

       During January 2010, MSCC acquired (the "Exchange Offer") approximately 88% of the total dollar value of the limited partner interests in Main Street Capital II, LP ("MSC II" and, together with MSMF, the "Funds") and 100% of the membership interests in the general partner of MSC II, Main Street Capital II GP, LLC ("MSC II GP"). MSC II is an investment fund that operates as an SBIC and commenced operations in January 2006. During the first quarter of 2012, MSCC acquired all of the remaining minority ownership in the total dollar value of the MSC II limited partnership interests (the "Final MSC II Exchange"). The Exchange Offer and related transactions, including the acquisition of MSC II GP interests and the Final MSC II Exchange, are collectively termed the "Exchange Offer Transactions."

       MSC Adviser I, LLC (the "External Investment Manager" and, together with the Internal Investment Manager, the "Investment Managers") was formed in November 2013 as a wholly owned subsidiary of

MSCC to provide investment management advisory and other services to parties other than MSCC and its subsidiaries ("External Parties") and receive fee income for such services. MSCC has been granted no-action relief by the Securities and Exchange Commission to allow the External Investment Manager to register as a registered investment adviser ("RIA") under Investment Advisers Act of 1940, as amended (the "Advisers Act"), to provide investment management services to External Parties. The External Investment Manager is accounted for as a portfolio investment of MSCC, since the External Investment Manager conducts all of its investment management activities for parties outside of MSCC and its consolidated subsidiaries.

       MSCC has elected to be treated for federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, MSCC generally will not pay corporate-level federal income taxes on any net ordinary income or capital gains that it distributes to its stockholders as dividends.

       MSCC has direct and indirect wholly owned subsidiaries that have elected to be taxable entities (the "Taxable Subsidiaries"). The primary purpose of these entities is to hold certain investments that generate "pass through" income for tax purposes. The Investment Managers are both also direct wholly owned subsidiaries that have elected to be taxable entities. The Taxable Subsidiaries and the Investment Managers are each taxed at their normal corporate tax rates based on their taxable income.

       Unless otherwise noted or the context otherwise indicates, the terms "we," "us," "our" and "Main Street" refer to MSCC and its consolidated subsidiaries, which include the Funds, the Taxable Subsidiaries and, beginning April 1, 2013, the Internal Investment Manager.

       The following diagram depicts Main Street's organizational structure:

*
Each of the Taxable Subsidiaries is directly or indirectly wholly owned by MSCC.

**
Accounted for as a portfolio investment at fair value, as opposed to a consolidated subsidiary.

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

       Our principal investment objective is to maximize our portfolio's total return by generating current income from our debt investments and capital appreciation from our equity and equity related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. Our LMM companies generally have annual revenues between $10 million and $150 million, and our LMM portfolio investments generally range in size from $5 million to $25 million. Our Middle Market investments are made in businesses that are generally larger in size than our LMM portfolio companies, with annual revenues typically between $150 million and $1.5 billion, and our Middle Market investments generally range in size from $3 million to $15 million. Our private loan ("Private Loan") investments are made in businesses that are consistent with the size of companies in our LMM portfolio or our Middle Market portfolio, but are investments which have been originated through strategic relationships with other investment funds on a collaborative basis. The structure, terms and conditions for these Private Loan investments are typically consistent with the structure, terms and conditions for the loans made in our LMM portfolio or Middle Market portfolio.

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

       Our external asset management business is conducted through our External Investment Manager. We have entered into an agreement through the Internal Investment Manager to provide the External Investment Manager with asset management service support for HMS Income Fund, Inc. ("HMS Income"). Through this agreement, we provide management and other services to the External Investment Manager, as well as access to our employees, infrastructure, business relationships, management expertise and capital raising capabilities. Beginning in the first quarter of 2014, we charge the External Investment Manager a fee for the use of these services. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed.

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

       As of December 31, 2013, we had debt and equity investments in 62 LMM portfolio companies with an aggregate fair value of approximately $659.4 million, with a total cost basis of approximately $543.3 million and a weighted average annual effective yield on our LMM debt investments of approximately 14.7%. As of December 31, 2013, approximately 76% of our total LMM portfolio investments at cost were in the form of debt investments and approximately 86% of such debt investments at cost were secured by first priority liens on the assets of our LMM portfolio companies. At December 31, 2013, we had equity ownership in approximately 94% of our LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 33%. As of December 31, 2012, we had debt and equity investments in 56 LMM portfolio companies with an aggregate fair value of approximately $482.9 million, with a total cost basis of approximately $380.5 million, and a weighted average annual effective yield on our LMM debt investments of approximately 14.3%. As of December 31, 2012, approximately 75% of our total LMM portfolio investments at cost were in the form of debt investments and approximately 93% of such debt investments at cost were secured by first priority liens on the assets of our LMM portfolio companies. At December 31, 2012, we had equity ownership in approximately 93% of our LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 33%. The weighted average annual yields were computed using the effective interest rates for all debt investments at December 31, 2013 and 2012, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt investments and any debt investments on non-accrual status.

       In addition to our LMM investment strategy, we pursue investments in Middle Market companies. Our Middle Market portfolio investments primarily consist of direct investments in or secondary purchases of interest-bearing debt securities in privately held companies that are generally larger in size than the LMM companies included in our LMM portfolio. Our Middle Market portfolio debt investments are generally secured by either a first or second priority lien on the assets of the portfolio company and typically have an expected duration of between three and five years.

       As of December 31, 2013, we had Middle Market portfolio investments in 92 companies collectively totaling approximately $471.5 million in fair value with a total cost basis of approximately $468.3 million. The weighted average EBITDA for the 92 Middle Market portfolio company investments was approximately $79.0 million as of December 31, 2013. As of December 31, 2013, substantially all of our Middle Market portfolio investments were in the form of debt investments and approximately 92% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on our Middle Market portfolio debt investments was approximately 7.8% as of December 31, 2013. As of December 31, 2012, we had Middle Market portfolio investments in 79 companies, collectively totaling approximately $352.0 million in fair value with a total cost basis of approximately $348.1 million. The weighted average EBITDA for the 79 Middle Market portfolio company investments was approximately $93.5 million as of December 31, 2012. As of December 31, 2012, substantially all of our Middle Market portfolio investments were in the form of debt investments and approximately 91% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on our Middle Market portfolio debt investments was approximately 8.0% as of December 31, 2012. The weighted average annual yields were computed using the effective interest rates for all debt investments at December 31, 2013 and 2012, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt investments.

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

       As of December 31, 2013, we had Private Loan portfolio investments in 15 companies, collectively totaling approximately $111.5 million in fair value with a total cost basis of approximately $111.3 million. The weighted average EBITDA for the 15 Private Loan portfolio company investments was approximately $18.4 million as of December 31, 2013. As of December 31, 2013, 95% of our Private Loan portfolio investments were in the form of debt investments and 98% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on our Private Loan portfolio debt investments was approximately 11.3% as of December 31, 2013. As of December 31, 2012, we had Private Loan portfolio investments in 9 companies, collectively totaling approximately $65.5 million in fair value with a total cost basis of approximately $64.9 million. The weighted average EBITDA for the 9 Private Loan portfolio company investments was approximately $45.6 million as of December 31, 2012. As of December 31, 2012, approximately 99% of our Private Loan portfolio investments were in the form of debt investments and all such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on our Private Loan portfolio debt investments was approximately 14.8% as of December 31, 2012. The weighted average annual yields were computed using the effective interest rates for all debt investments at December 31, 2013 and 2012, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt investments.

       As of December 31, 2013, we had Other Portfolio investments in six companies, collectively totaling approximately $42.8 million in fair value and approximately $40.1 million in cost basis and which comprised 3.3% of our Investment Portfolio at fair value as of December 31, 2013. As of December 31, 2012, we had Other Portfolio investments in three companies, collectively totaling approximately $24.1 million in fair value and approximately $23.6 million in cost basis and which comprised 2.6% of our Investment Portfolio at fair value as of December 31, 2012.

       As discussed above, we hold an investment in the External Investment Manager, a wholly owned subsidiary that is treated as a portfolio investment. As of December 31, 2013, we had no cost basis in this investment and the investment had a fair value of $1.1 million, which comprised 0.1% of our Investment Portfolio.

       During 2013, we began categorizing certain of our portfolio investments that were previously categorized as LMM portfolio investments or Middle Market portfolio investments as Private Loan portfolio investments to provide a separate classification based upon the nature in which such investments are originated. During the year ended December 31, 2013, there were ten portfolio company investment transfers from the LMM and Middle Market portfolio investment categories to the Private Loan portfolio investment category totaling $69.6 million in fair value and $69.0 million in cost as of the date of transfer.

       Our portfolio investments are generally made through MSCC and the Funds. MSCC and the Funds share the same investment strategies and criteria, although they are subject to different regulatory regimes (see "Regulation"). An investor's return in MSCC will depend, in part, on the Funds' investment returns as MSMF and MSC II are both wholly owned subsidiaries of MSCC.

       The level of new portfolio investment activity will fluctuate from period to period based upon our view of the current economic fundamentals, our ability to identify new investment opportunities that meet our investment criteria, and our ability to consummate the identified opportunities. The level of new investment activity, and associated interest and fee income, will directly impact future investment income. In addition, the level of dividends paid by portfolio companies and the portion of our portfolio debt investments on non-accrual status will directly impact future investment income. While we intend to grow our portfolio and our investment income over the long-term, our growth and our operating results may be more limited during depressed economic periods. However, we intend to appropriately manage our cost structure and liquidity position based on applicable economic conditions and our investment outlook. The level of realized gains or losses and unrealized appreciation or depreciation will also fluctuate depending upon portfolio activity, economic conditions and the performance of our individual portfolio companies. The changes in realized gains and losses and unrealized appreciation or depreciation could have a material impact on our operating results.

       MSCC and its consolidated subsidiaries are internally managed by the Internal Investment Manager, a wholly owned subsidiary of MSCC, which employs all of the executive officers and other employees of Main Street. Because the Internal Investment Manager is wholly owned by MSCC, Main Street does not pay any external investment advisory fees, but instead incurs the operating costs associated with employing investment and portfolio management professionals through the Internal Investment Manager. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly-traded and privately-held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio. For the year ended December 31, 2013, the ratio of our total operating expenses, excluding interest expense and excluding the effect of the accelerated vesting of restricted stock (as discussed further below in "Management's Discussion and Analysis of Financial Condition and Results of Operations — Discussion and Analysis of Results of Operations — Comparison of the years ended December 31, 2013 and 2012"), as a percentage of our quarterly average total assets was 1.7% compared to 1.8% for the year ended December 31, 2012. Including the effect of the accelerated vesting of restricted stock, the ratio for the year ended 2013 would have been 1.8%.

       During May 2012, MSCC entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income, a non publicly-traded BDC whose registration statement on Form N-2 was declared effective by the SEC in June 2012, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required relief from the SEC, MSCC assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on MSCC's ability to meet the source-of-income requirement necessary for it to maintain its RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. However, MSCC and the External Investment Manager agreed to waive all such fees from the effective date of HMS Adviser's registration statement on Form N-2 through December 31, 2013. As a result, as of December 31, 2013, MSCC and the External Investment Manager had not received any base management fee or incentive fees under the investment sub-advisory agreement and neither is due any unpaid compensation for any base management fee or incentive fees under the investment sub-advisory agreement. Neither MSCC nor the External Investment Manager has waived the External Investment Manager's management or incentive fees after December 31, 2013 and, as a result, the External Investment Manager began accruing such fees on January 1, 2014.

RECENT DEVELOPMENTS

       During February 2014, we declared regular monthly dividends of $0.165 per share for each of April, May and June 2014. These regular monthly dividends equal a total of $0.495 per share for the second quarter of 2014. The second quarter 2014 regular monthly dividends represent a 6.5% increase from the dividends declared for the second quarter of 2013. Including the dividends declared for the second quarter of 2014, we will have paid $11.68 per share in cumulative dividends since our October 2007 initial public offering.

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

  •
  Focus on Established Companies. We generally invest in companies with established market positions, experienced management teams and proven revenue streams. We believe that those companies generally possess better risk-adjusted return profiles than newer companies that are building their management teams or are in the early stages of building a revenue base. We also believe that established companies in our targeted size range also generally provide opportunities for capital appreciation.

  •
  Leverage the Skills and Experience of Our Investment Team. Our investment team has significant experience in lending to and investing in LMM and Middle Market companies. The members of our investment team have broad investment backgrounds, with prior experience at private investment funds, investment banks and other financial services companies, and currently include five certified public accountants and five Chartered Financial Analyst® (CFA) charter holders. The expertise of our investment team in analyzing, valuing, structuring, negotiating and closing transactions should provide us with competitive advantages by allowing us to consider customized financing solutions and non-traditional or complex structures for our portfolio companies. Also, the reputation of our investment team has and should continue to enable us to generate additional revenue in the form of management and incentive fees in connection with us providing advisory services to other investment funds.

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

  •
  Benefit from Lower, Fixed, Long-Term Cost of Capital. The SBIC licenses held by the Funds have allowed them to issue SBA-guaranteed debentures. SBA-guaranteed debentures carry long-term fixed interest rates that are generally lower than interest rates on comparable bank loans and other debt. Because lower cost SBA leverage is, and will continue to be, a significant part of our capital base through the Funds, our relative cost of debt capital should be lower than many of our competitors. In addition, the SBIC leverage that we receive through the Funds represents a stable, long-term component of our capital structure with proper matching of duration and cost compared to our LMM portfolio investments.

INVESTMENT CRITERIA

       Our investment team has identified the following investment criteria that it believes are important in evaluating prospective portfolio companies. Our investment team uses these criteria in evaluating investment opportunities. However, not all of these criteria have been, or will be, met in connection with each of our investments:

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

INVESTMENT PORTFOLIO

       The Investment Portfolio, as used herein, refers to all of Main Street's LMM portfolio investments, Middle Market portfolio investments, Private Loan portfolio investments, Other Portfolio investments, the investment in the External Investment Manager and, for all periods up to and including March 31, 2013, the investment in the Internal Investment Manager, but excludes all "Marketable securities and idle funds investments", and for all periods after March 31, 2013, the Investment Portfolio also excludes the Internal Investment Manager. For all periods up to and including the period ending March 31, 2013, the Internal Investment Manager was accounted for as a portfolio investment and was not consolidated with MSCC and its consolidated subsidiaries. For all periods after March 31, 2013, the Internal Investment Manager is consolidated with MSCC and its other consolidated subsidiaries. Main Street's LMM portfolio investments principally consist of secured debt, equity warrants and direct equity investments in privately held, LMM companies based in the United States. Main Street's Middle Market portfolio investments primarily consist of direct investments in or secondary purchases of interest-bearing debt securities in companies based in the United States that are generally larger in size than the companies included in Main Street's LMM portfolio. Main Street's Private Loan portfolio investments primarily consist of investments in interest-bearing debt securities in companies that are consistent with the size of companies in our LMM portfolio or our Middle Market portfolio, but are investments which have been originated through strategic relationships with other investment funds on a collaborative basis. Main Street's Other Portfolio investments primarily consist of investments which are not consistent with the typical profiles for our LMM, Middle Market and Private Loan portfolio investments, including investments which may be managed by third parties. In our Other Portfolio, we may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds.

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

       Our LMM debt investments generally have terms of three to seven years, with limited required amortization prior to maturity, and provide for monthly or quarterly payment of interest at fixed interest rates generally between 12% and 14% per annum, payable currently in cash. In some instances, we have provided floating interest rates for a portion of a single tranche debt security. In addition, certain LMM debt investments may have a form of interest that is not paid currently but is accrued and added to the loan balance and paid at maturity. We refer to this as payment-in-kind, or PIK, interest. We typically structure our LMM debt investments with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. In most cases, our LMM debt investment will be collateralized by a first priority lien on substantially all the assets of the portfolio company. As of December 31, 2013, approximately 86% of our LMM debt investments at cost were secured by first priority liens on the assets of our LMM portfolio companies.

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

       We also pursue debt investments in Middle Market companies. Our Middle Market portfolio investments primarily consist of direct investments or secondary purchases of interest-bearing debt securities in companies based in the United States that are generally larger in size than the companies included in our LMM portfolio. Our Middle Market portfolio debt investments are generally secured by either a first or second priority lien on the assets of the company and typically have a term of between three and five years. The debt investments in our Middle Market portfolio have rights and protections that are similar to those in our LMM debt investments, which may include affirmative and negative covenants, default penalties, lien protection, change of control provisions, guarantees, and equity pledges. The Middle Market debt investments generally have floating interest rates at LIBOR plus a margin, and are typically subject to LIBOR floors. As of December 31, 2013, substantially all of our Middle Market portfolio investments were in the form of debt investments, with approximately 99% of these investments at cost secured by portfolio company assets and approximately 92% of such debt investments at cost secured by first priority liens.

       Our Private Loan portfolio investments primarily consist of investments in interest-bearing debt securities in companies that are consistent with the size of companies in our LMM portfolio or our Middle Market portfolio, but are investments which have been originated through strategic relationships with other investment funds on a collaborative basis. Our Private Loan portfolio debt investments are generally secured by either a first or second priority lien and typically have a term of between three and seven years. As of December 31, 2013, approximately 95% of Main Street's Private Loan portfolio investments were in the form of debt investments and approximately 98% of such debt investments at cost were secured by first priority liens on portfolio company assets.

  Warrants

       In connection with a portion of our LMM debt investments, we have historically received equity warrants to establish or increase our equity interest in the LMM portfolio company. Warrants we receive in connection with a LMM debt investment typically require only a nominal cost to exercise, and thus, as a LMM portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We typically structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as secured or unsecured put rights, or rights to sell such securities back to the LMM portfolio company, upon the occurrence of specified events. In certain cases, we also may obtain registration rights in connection with these equity interests, which may include demand and "piggyback" registration rights.

  Direct Equity Investments

       We also will seek to make direct equity investments in situations where it is appropriate to align our interests with key management and stockholders of our LMM portfolio companies, and to allow for participation in the appreciation in the equity values of our LMM portfolio companies. We usually make our direct equity investments in connection with debt investments. In addition, we may have both equity warrants and direct equity positions in some of our LMM portfolio companies. We seek to maintain fully diluted equity positions in our LMM portfolio companies of 5% to 50%, and may have controlling equity interests in some instances. We have a value orientation toward our direct equity investments and have traditionally been able to purchase our equity investments at reasonable valuations.

INVESTMENT PROCESS

       Our investment committee is responsible for all aspects of our LMM investment process. The current members of our investment committee are Vincent D. Foster, our Chairman, President and Chief Executive Officer, Dwayne L. Hyzak, our Chief Financial Officer and Senior Managing Director, Curtis L. Hartman, our Chief Credit Officer and Senior Managing Director and David Magdol, our Chief Investment Officer and Senior Managing Director.

       Our credit committee is responsible for all aspects of our Middle Market portfolio investment process. The current members of our credit committee are Messrs. Foster, Hartman, and Rodger A. Stout, our Executive Vice President.

       Investment process responsibility for each Private Loan portfolio investment is delegated to either the investment committee or the credit committee based upon the nature of the investment and the manner in which it was originated. Similarly, the investment processes for each Private Loan portfolio investment, from origination to close and to eventual exit, will follow the processes for our LMM portfolio investments or our Middle Market portfolio investments as outlined below, or a combination thereof.

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

  Deal Generation/Origination

       Deal generation and origination is maximized through long-standing and extensive relationships with industry contacts, brokers, commercial and investment bankers, entrepreneurs, service providers such as lawyers, financial advisors, accountants and current and former portfolio companies and investors. Our investment team has focused its deal generation and origination efforts on LMM and Middle Market companies, and we have developed a reputation as a knowledgeable, reliable and active source of capital and assistance in these markets.

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

  •
  regulatory compliance.

       Upon successful screening of a proposed LMM transaction, the investment team makes a recommendation to our investment committee. If our investment committee concurs with moving forward on the proposed LMM transaction, we typically issue a non-binding term sheet to the company. For Middle Market portfolio investments, the initial term sheet is typically issued by the borrower, through the syndicating bank, and is screened by the investment team which makes a recommendation to our credit committee.

  Term Sheet

       For proposed LMM transactions, the non-binding term sheet will include the key economic terms based upon our analysis performed during the screening process as well as a proposed timeline and our qualitative expectation for the transaction. While the term sheet for LMM investments is non-binding, we typically receive an expense deposit in order to move the transaction to the due diligence phase. Upon execution of a term sheet, we begin our formal due diligence process.

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

       If any adjustments to the transaction terms or structures are proposed by the investment committee or credit committee, as applicable, such changes are made and applicable analyses are updated prior to approval of the transaction. Approval for the transaction must be made by the affirmative vote from a majority of the members of the investment committee or credit committee, as applicable, with the committee member managing the transaction, if any, abstaining from the vote. Upon receipt of transaction approval, we will re-confirm regulatory compliance, process and finalize all required legal documents, and fund the investment.

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

       We utilize an internally developed investment rating system to rate the performance of each LMM portfolio company and to monitor our expected level of returns on each of our LMM investments in relation to our expectations for the portfolio company. The investment rating system takes into consideration various factors, including, but not limited to, each investment's expected level of returns and the collectability of our debt investments, comparisons to competitors and other industry participants and the portfolio company's future outlook.

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

       The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of December 31, 2013 and 2012:

	As of December 31, 2013		As of December 31, 2012
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in thousands)
1	$242,013	36.7%	$167,154	34.6%
2	116,908	17.7%	117,157	24.3%
3	239,843	36.4%	174,754	36.2%
4	60,641	9.2%	23,799	4.9%
5	—	0.0%	—	0.0%

Total	$659,405	100.0%	$482,864	100.0%

       Based upon our investment rating system, the weighted average rating of our LMM portfolio as of December 31, 2013 and 2012 was approximately 2.2 and 2.1, respectively.

       For the total Investment Portfolio, as of December 31, 2013, we had two investments with positive fair value on non-accrual status which comprised approximately 2.3% of the total Investment Portfolio at fair value and 4.7% of the total Investment Portfolio at cost and no fully impaired investments. For the total Investment Portfolio, as of December 31, 2012, we had no investments with positive fair value on non-accrual status and one fully impaired investment which comprised approximately 0.2% of the total Investment Portfolio at cost on non-accrual status, excluding the investment in the affiliated Internal Investment Manager.

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

       We are required to report our investments at fair value. As a result, the most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. As of December 31, 2013 and 2012, approximately 95% and 89%, respectively, of our total assets at each date represented investments in our Investment Portfolio valued at fair value. We follow the provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("Codification" or "ASC") 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

       Our business strategy calls for us to invest primarily in illiquid debt and equity securities issued by private, LMM companies and debt securities issued by Middle Market companies that are generally larger in size than the LMM companies. We also categorize some of our investments in LMM and Middle Market companies as Private Loan portfolio investments, which are typically debt securities issued by companies that are consistent in size with either our LMM or Middle Market companies, but are investments which have been originated through strategic relationships with other investment funds on a collaborative basis. Our portfolio also includes Other Portfolio investments which primarily consist of investments which are not consistent with the typical profiles for our LMM portfolio investments, Middle Market portfolio investments or Private Loan portfolio investments, including investments which may be managed by third parties. All of these portfolio investments may be subject to restrictions on resale.

       LMM investments and Other Portfolio investments generally have no established trading market while Middle Market securities generally have established markets that are not active. Private Loan investments may include investments which have no established trading market or have established markets that are not active. We determine in good faith the fair value of our Investment Portfolio pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by our Board of Directors and in accordance with the 1940 Act. Our valuation policy and process is intended to provide a consistent basis for determining the fair value of our Investment Portfolio.

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

       For valuation purposes, "non-control" LMM portfolio investments are composed of debt and equity securities in companies for which we do not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company's board of directors. Market quotations are generally not readily available for non-control LMM portfolio investments. For our non-control LMM investments, we use a combination of the market and income approaches to value our equity investments and the income approach to value our debt investments similar to the approaches used for our control LMM portfolio investments, and which includes using a yield-to-maturity approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Our estimate of the expected repayment date of a LMM debt security is generally the legal maturity date of the instrument, as we generally intend to hold our LMM loans and debt securities to maturity. The yield-to-maturity analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. We will use the value determined by the yield-to-maturity analysis as the fair value for that security; however, because of our general intent to hold our loans to maturity, the fair value will not exceed the principal of the LMM debt security. A change in the assumptions that we use to estimate the fair value of our LMM debt securities using the yield-to-maturity analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or if a LMM debt security is in workout status, we may consider other factors in determining the fair value of the LMM debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis.

       Pursuant to our internal valuation process and the requirements under the 1940 Act, we perform valuation procedures on our investments in each LMM portfolio company once a quarter. In addition to our internal valuation process, in arriving at estimates of fair value for our investments in LMM portfolio companies, we, among other things, consult with a nationally recognized independent advisor. The nationally recognized independent advisor is generally consulted relative to our investments in each LMM portfolio company at least once in every calendar year, and for our investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result is not in our stockholders' best interest, to consult with the nationally recognized independent advisor on our investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of our investment in a LMM portfolio company is determined to be insignificant relative to the total investment portfolio. We consulted with our independent advisor in arriving at our determination of fair value on our investments in a total of 50 LMM portfolio companies for the year ended December 31, 2013, representing approximately 76% of the total LMM portfolio at fair value as of December 31, 2013 and on a total of 47 LMM portfolio companies for the year ended December 31, 2012, representing approximately 80% of the total LMM portfolio and investment in the affiliated Investment Manager at fair value as of December 31, 2012. Excluding our investments in new LMM portfolio companies which have not been in our Investment Portfolio for at least twelve months subsequent to the initial investment as of December 31, 2013 and 2012, as applicable, the percentage of the LMM portfolio reviewed was over 99% of total LMM portfolio at fair value as of December 31, 2013 and 99% of total LMM portfolio and investment in the affiliated Investment Manager at fair value as of December 31, 2012.

       Our Middle Market portfolio investments primarily consist of direct investments in or secondary purchases of interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in our Investment Portfolio. For valuation purposes, all of our Middle Market portfolio investments are non-control investments for which we do not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company's board of directors. We primarily use observable inputs to determine the fair value of these investments through obtaining third party quotes or independent pricing, to the extent such sufficient observable inputs are available, to determine fair value. For Middle Market portfolio investments for which sufficient observable inputs are not available to determine fair value, we use a combination of observable inputs through obtaining third party quotes or other independent pricing and an approach similar to the income approach using a yield-to-maturity model used to value our LMM portfolio debt investments.

       Our Private Loan portfolio investments primarily consist of direct investments in or secondary purchases of interest-bearing debt securities in companies that are consistent with the size of companies included in our LMM portfolio or our Middle Market portfolio. For valuation purposes, all of our Private Loan portfolio investments are non-control investments for which we do not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company's board of directors. As sufficient observable inputs to determine the fair value of these Private Loan portfolio investments through obtaining third party pricing or other independent pricing are not generally available, we generally use a combination of observable inputs through obtaining third party quotes or other independent pricing and an approach similar to the income approach using a yield-to-maturity model used to value our LMM portfolio debt investments.

       For valuation purposes, all of our Other Portfolio investments are non-control investments for which we do not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company's board of directors. Our Other Portfolio investments comprised 3.3% and 2.6%, respectively, of our Investment Portfolio at fair value as of December 31, 2013 and 2012. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For our Other Portfolio equity investments, we determine the fair value based on the fair value of the portfolio company as determined by independent third parties and based on our proportional ownership in the portfolio company, as well as the financial position and assessed risk of each of these portfolio investments. For Other Portfolio debt investments with observable inputs, we determine the fair value of these investments through obtaining third party quotes or other independent pricing, to the extent such sufficient observable inputs are available, to determine fair value. To the extent observable inputs are not available, we value these Other Portfolio debt investments through an approach similar to the income approach using a yield-to-maturity model used to value our LMM portfolio debt investments.

       For valuation purposes, our investment in the External Investment Manager is a control investment for which we have a controlling interest in the portfolio company and the ability to nominate a majority of the portfolio company's board of directors. Market quotations are not readily available for this investment, and as a result, we determine the fair value of the External Investment Manager using the enterprise value methodology under the market approach. In estimating the enterprise value, we analyze various factors, including the entity's historical and projected financial results, as well as its size, marketability and performance relative to the population of market multiples. This valuation approach estimates the value of the investment if we were to sell, or exit, the investment. In addition, we consider the value associated with our ability to control the capital structure of the company, as well as the timing of a potential exit.

       Due to the inherent uncertainty in the valuation process, our determination of fair value for our Investment Portfolio may differ materially from the values that would have been determined had a ready market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. We determine the fair value of each individual investment and record changes in fair value as unrealized appreciation or depreciation.

       As described below, we undertake a multi-step valuation process each quarter in connection with determining the fair value of our investments, with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value of each individual investment.

  •
  Our quarterly valuation process begins with each LMM and Private Loan portfolio company investment being initially valued by the investment team responsible for monitoring the portfolio investment;

  •
  The fair value determination for our Middle Market and Other Portfolio debt and equity investments and our investment in the External Investment Manager consists of unobservable and observable inputs which are initially reviewed by the investment professionals responsible for monitoring the portfolio investment;

  •
  Preliminary valuation conclusions are then reviewed by and discussed with senior management, and the investment team considers and assesses, as appropriate, any changes that may be required to the preliminary valuations to address any comments provided by senior management;

  •
  As described above, a nationally recognized independent advisor performs certain mutually agreed limited procedures that we and the Board of Directors have identified and asked them to perform on a selection of management's LMM portfolio company valuation conclusions;

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

EMPLOYEES

       As of December 31, 2013, we had 37 employees, each of whom was employed by the Internal Investment Manager. These employees include investment and portfolio management professionals, operations professionals and administrative staff. As necessary, we will hire additional investment professionals and administrative personnel. All of our employees are located in our Houston, Texas office.

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

       In January 2008, we received an exemptive order from the SEC to exclude debt securities issued by MSMF and any other wholly owned subsidiaries of ours which operate as SBICs from the asset coverage requirements of the 1940 Act as applicable to Main Street. The exemptive order provides for the exclusion of all debt securities issued by the Funds, including the $200.2 million of currently outstanding debt related to their participation in the SBIC program. This exemptive order provides us with expanded capacity and flexibility in obtaining future sources of capital for our investment and operational objectives.

  Common Stock

       We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). We did not seek approval from our stockholders to authorize us to sell shares of our common stock below the then current net asset value per share of our common stock at our 2013 annual meeting of stockholders because our common stock price per share had been trading significantly above the current net asset value per share of our common stock, and we do not currently expect to seek such approval at our 2014 annual meeting of stockholders for the same reason. On June 17, 2008, our stockholders approved a proposal that authorizes us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings. We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. See "Risk Factors — Risks Relating to Our Business and Structure — Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock."

  Code of Ethics

       We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code's requirements. You may read and copy the code of ethics at the SEC's Public Reference Room located at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the code of ethics is available on the EDGAR Database on the SEC's Web site at http://www.sec.gov.

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

       An SBIC may generally have outstanding debentures guaranteed by the SBA in amounts up to twice the amount of the privately-raised funds of the SBIC(s). Debentures guaranteed by the SBA have a maturity of ten years, require semi-annual payments of interest, do not require any principal payments prior to maturity, and are not subject to prepayment penalties. As of December 31, 2013, we, through the Funds, had $200.2 million of outstanding SBA-guaranteed debentures, which had an annual weighted average interest rate of approximately 3.8%.

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

  Investment Adviser Regulations

       The External Investment Manager, which is wholly owned by us, is subject to regulation under the Advisers Act. The Advisers Act establishes, among other things, recordkeeping and reporting requirements, disclosure requirements, limitations on transactions between the adviser's account and an advisory client's account, limitations on transactions between the accounts of advisory clients, and general anti-fraud prohibitions. The External Investment Manager will be examined by the SEC from time to time for compliance with the Advisers Act.

  Taxation as a Regulated Investment Company

       MSCC has elected to be treated for federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code") commencing October 2, 2007. As a RIC, we generally do not have to pay corporate level federal income taxes on any income that we distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our "investment company taxable income," which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, and 90% of our tax exempt income (the "Annual Distribution Requirement").

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

       In order to comply with the 90% Income Test, we formed the Taxable Subsidiaries as wholly owned taxable subsidiaries, for the primary purpose of permitting us to own equity interests in portfolio companies which are "pass through" entities for tax purposes. Absent the taxable status of the Taxable Subsidiaries, a portion of the gross income from such portfolio companies would flow directly to us for purposes of the 90% Income Test. To the extent such income did not consist of income derived from securities, such as dividends and interest, it could jeopardize our ability to qualify as a RIC and, therefore cause us to incur significant federal income taxes. The Taxable Subsidiaries are consolidated with Main Street for generally accepted accounting principles in the United States of America ("U.S. GAAP") purposes and are included in our Consolidated Financial Statements, and the portfolio investments held by the Taxable Subsidiaries are included in our consolidated financial statements. The Taxable Subsidiaries are not consolidated with Main Street for income tax purposes and may generate income tax expense as a result of their ownership of the portfolio investments. The income tax expense, or benefit, if any, and any related tax assets and liabilities, are reflected in our consolidated financial statements.

       In order to comply with the 90% Income Test, we also elected that each of the Investment Managers is a taxable entity. Absent the taxable status of the Investment Managers, the gross income from the Investment Managers would flow directly to us for purposes of the 90% Income Test. Since such income would likely not consist of income derived from securities, such as dividends and interest, it could jeopardize our ability to qualify as a RIC and, therefore cause us to incur significant federal income taxes. The Internal Investment Manager is consolidated with Main Street for GAAP purposes and included in our Consolidated Financial

Statements, while the External Investment Manager is accounted for as a portfolio investment for GAAP purposes. The Investment Managers are not consolidated with MSCC for income tax purposes and may generate income tax expense as a result of their operating activities. Beginning April 1, 2013, the Internal Investment Manager is included in our consolidated financial statements and reflected as a consolidated subsidiary and any income tax expense, or benefit, and any related tax assets and liabilities, are reflected in our consolidated financial statements.

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

       Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders in certain circumstances while our debt obligations and other senior securities are outstanding unless certain "asset coverage" tests are met. See "Regulation — Regulation as a Business Development Company — Senior Securities." Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

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

       If we were unable to qualify for treatment as a RIC and the foregoing relief provisions are not applicable, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. If we were subject to tax on all of our taxable income at regular corporate rates, then distributions we make after being subject to such tax would be taxable to our stockholders and, provided certain holding period and other requirements were met, could qualify for treatment as "qualified dividend income" eligible for the maximum 20% rate (plus a 3.8% Medicare surtax, if applicable) applicable to qualified dividends to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributions would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder's tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 10 years, unless we made a special election to pay corporate-level tax on such built-in gain at the time of our requalification as a RIC.

Item 1A.    Risk Factors

       Investing in our securities involves a number of significant risks. In addition to the other information contained in this Annual Report on Form 10-K, you should consider carefully the following information before making an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value, the trading price of our common stock and the value of our other securities could decline, and you may lose all or part of your investment.

RISKS RELATING TO ECONOMIC CONDITIONS

  Deterioration in the economy and financial markets increases the likelihood of adverse effects on our financial position and results of operations. Such economic adversity could impair our portfolio companies' financial positions and operating results and affect the industries in which we invest, which could, in turn, harm our operating results.

       As a result of the recent recession, the broader fundamentals of the United States economy remain mixed, and unemployment remains elevated. In the event that the United States economy contracts, it is likely that the financial results of small to mid-sized companies, like those in which we invest, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in defaults. Consequently, we can provide no assurance that the performance of certain portfolio companies will not be negatively impacted by economic cycles or other conditions, which could also have a negative impact on our future results.

       Although we have been able to secure access to additional liquidity, including through the Credit Facility, periodic follow-on equity offerings, public debt issuances and the leverage available through the SBIC program, the potential for volatility in the debt and equity capital markets provides no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all. Further, if the price of our common stock falls below our net asset value per share, we will be limited in our ability to sell new shares if we do not have stockholder authorization to sell shares at a price below net asset value per share. We do not currently have such stockholder authorization, and we do not intend to seek such stockholder authorization at our 2014 stockholder meeting.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

  Our Investment Portfolio is and will continue to be recorded at fair value, with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, our determination of fair value and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments.

       Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by us with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, our determination of fair value. Typically, there is not a public market for the securities of the privately held LMM companies in which we have invested and will generally continue to invest. As a result, we value these securities quarterly at fair value based on inputs from management, a nationally recognized independent advisor (on a rotational basis) and our audit committee with the oversight, review and approval of our Board of Directors. In addition, the market for investments in Middle Market companies is generally not a liquid market, and therefore, we primarily use observable inputs to determine the fair value of these investments quarterly through obtaining third party quotes and other independent pricing, which are reviewed by our audit committee with the oversight, review and approval of our Board of Directors. See "Business — Determination of Net Asset Value and Portfolio Valuation Process" for a more detailed description of our valuation process.

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

       We depend on the members of our investment team, particularly Vincent D. Foster, Dwayne L. Hyzak, Curtis L. Hartman, David L. Magdol, Travis L. Haley, Nicholas T. Meserve, Robert M. Shuford, and Rodger A. Stout for the identification, review, final selection, structuring, closing and monitoring of our investments. These employees have significant investment expertise and relationships that we rely on to implement our business plan. Although we have entered into a non-compete agreement with Mr. Foster, we have no guarantee that he or any other employees will remain employed with us. If we lose the services of these individuals, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer.

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

       Our executive officers and employees, through the External Investment Manager, may manage other investment funds that operate in the same or a related line of business as we do. Accordingly, they may have obligations to such other entities, the fulfillment of which obligations may not be in the best interests of us or our stockholders. During May 2012, MSCC entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income Fund, Inc. ("HMS Income"), a non publicly-traded BDC whose registration statement on Form N-2 was declared effective by the SEC in June 2012, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required relief from the SEC, MSCC assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on MSCC's ability to meet the source-of-income requirement necessary for it to maintain its RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. However, MSCC and the External Investment Manager agreed to waive all such fees from the effective date of HMS Adviser's registration statement on Form N-2 through December 31, 2013. As a result, as of December 31, 2013, MSCC and the External Investment Manager had not received any base management fee or incentive fees under the investment sub-advisory agreement and neither is due any unpaid compensation for any base management fee or incentive fees under the investment sub-advisory agreement. Neither MSCC nor the External Investment Manager has waived the External Investment Manager's management or incentive fees after December 31, 2013 and, as a result, the External Investment Manager began accruing such fees on January 1, 2014. The sub-advisory relationship requires us to commit resources to achieving HMS Income's investment objective, while such resources were previously solely devoted to achieving our investment objective. Our investment objective and investment strategies are very similar to those of HMS Income and it is likely that an investment appropriate for us or HMS Income would be appropriate for the other entity. As a result, we may face conflicts in allocating investment opportunities between us and HMS Income. Although we will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that, in the future, we may not be given the opportunity to participate in investments made by other investment funds which may be managed or advised by our officers or employees, such as HMS Income. In any such case, when we identify an investment, we may be forced to choose which investment fund should make the investment. We have implemented an allocation policy to ensure the equitable distribution of such investment opportunities. Under the exemptive relief to co-invest with HMS Income, which we and HMS Income have requested from the SEC, we intend to make such co-investments in accordance with the allocation percentage approved by the independent members of each company's board of directors.

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

         Additional Common Stock.     We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. See "— Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock" for a discussion of the risks related to us issuing shares of our common stock below net asset value. Our stockholders have authorized us to make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

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

       Further, the SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a "change of control" of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of a licensed SBIC. If the Funds fail to comply with applicable SBIC regulations, the SBA could, depending on the severity of the violation, limit or prohibit their use of SBIC debentures, declare outstanding SBIC debentures immediately due and payable, and/or limit them from making new investments. In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the Small Business Investment Act of 1958 or any rule or regulation promulgated thereunder. Such actions by the SBA would, in turn, negatively affect us.

  Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.

       Borrowings, also known as leverage, magnify the potential for loss on investments in our indebtedness and gain or loss on investments in our equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. We, through the Funds, issue debt securities guaranteed by the SBA and sold in the capital markets. As a result of its guarantee of the debt securities, the SBA has fixed dollar claims on the assets of the Funds that are superior to the claims of our securities holders. We may also borrow from banks and other lenders, including under our Credit Facility, and may issue debt securities or enter into other types of borrowing arrangements in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources" for a discussion regarding our outstanding indebtedness. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique.

       As of December 31, 2013, we, through the Funds, had $200.2 million of outstanding indebtedness guaranteed by the SBA, which had a weighted average annualized interest cost of approximately 3.8% (exclusive of deferred financing costs). The debentures guaranteed by the SBA have a maturity of ten years, with a current weighted average remaining maturity of 7.3 years as of December 31, 2013, and require semi-annual payments of interest. We will need to generate sufficient cash flow to make required interest payments on the debentures. If we are unable to meet the financial obligations under the debentures, the SBA, as a creditor, will have a superior claim to the assets of the Funds over our stockholders in the event we liquidate or the SBA exercises its remedies under such debentures as the result of a default by us.

       In addition, as of December 31, 2013, we had $237.0 million outstanding under our Credit Facility. Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable LIBOR rate (0.17% as of December 31, 2013) plus 2.25% or (ii) the applicable base rate (Prime Rate, 3.25% as of December 31, 2013) plus 1.25%. Main Street pays unused commitment fees of 0.25% per annum on the average unused lender commitments under the Credit Facility. If we are unable to meet the financial obligations under the Credit Facility, the Credit Facility lending group will have a superior claim to the assets of MSCC and its subsidiaries (excluding the assets of the Funds) over our stockholders in the event we liquidate or the lending group exercises its remedies under the Credit Facility as the result of a default by us.

       In April 2013, we issued $92.0 million in aggregate principal amount of 6.125% Notes due 2023 (the "Notes"). As of December 31, 2013, the outstanding balance of the Notes was $90.9 million. The Notes are unsecured obligations and rank pari passu with our current and future senior unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at Main Street's option on or after April 1, 2018. The Notes bear interest at a rate of 6.125%.

         Illustration.     The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Our Portfolio(1)
(net of expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder(2)	(19.5)%	(11.0)%	(2.4)%	6.2%	14.8%
(1)
Assumes $1.36 billion in total assets, $528.1 million in debt outstanding, $792.5 million in net assets, and a weighted average interest rate of 3.6%. Actual interest payments may be different.

(2)
In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2013 total assets of at least 1.4%.

       Our ability to achieve our investment objective may depend in part on our ability to access additional leverage on favorable terms by issuing debentures guaranteed by the SBA through the Funds, by borrowing from banks or insurance companies or by issuing other debt securities and there can be no assurance that such additional leverage can in fact be achieved.

  Pending legislation may allow us to incur additional leverage.

       As a BDC, under the 1940 Act we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Recent legislation introduced in the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. In addition, recent legislation introduced in the U.S. Senate would modify SBA regulations in a manner that may permit us to issue additional SBIC debentures above the current regulatory maximum amount of $225.0 million. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in our securities may increase.

  Further downgrades of the U.S. credit rating, automatic spending cuts or another government shutdown could negatively impact our liquidity, financial condition and earnings.

       Recent U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The impact of this or any further downgrades to the U.S. government's sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

  It is unclear how increased regulatory oversight and changes in the method for determining LIBOR may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR, or how such changes could affect our results of operations or financial condition.

       As a result of concerns about the accuracy of the calculation of LIBOR, a number of British Bankers' Association, or BBA, member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR, and there are ongoing investigations by regulators and governmental authorities in various jurisdictions. Following a review of LIBOR conducted at the request of the U.K. government, on September 28, 2012, recommendations for reforming the setting and governing of LIBOR were released, which are referred to as the Wheatley Review. The Wheatley Review made a number of recommendations for changes with respect to LIBOR, including the introduction of S-5 statutory regulation of LIBOR, the transfer of responsibility for LIBOR from the BBA to an independent administrator, changes to the method of the compilation of lending rates and new regulatory oversight and enforcement mechanisms for rate-setting and a reduction in the number of currencies and tenors for which LIBOR is published. Based on the Wheatley Review and on a subsequent public and governmental consultation process, on March 25, 2013, the U.K. Financial Services Authority published final rules for the U.K. Financial Conduct Authority's regulation and supervision of LIBOR, which are referred to as the FCA Rules. In particular, the FCA Rules include requirements that (1) an independent LIBOR administrator monitor and survey LIBOR submissions to identify breaches of practice standards and/or potentially manipulative behavior, and (2) firms submitting data to LIBOR establish and maintain a clear conflicts of interest policy and appropriate systems and controls. The FCA Rules took effect on April 2, 2013, and on July 9, 2013, NYSE Euronext was chosen to serve as the independent LIBOR administrator commencing in 2014. It is uncertain what additional regulatory changes or what changes, if any, in the method of determining

LIBOR may be required or made by the U.K. government or other governmental or regulatory authorities. Accordingly, uncertainty as to the nature of such changes may adversely affect the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

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

       Our Board of Directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay interest and principal payments to holders of our debt instruments and dividends to our stockholders and cause our investors to lose all or part of their investment in us.

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

  •
  The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, (i) of one issuer, (ii) of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of certain "qualified publicly traded partnerships."

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

       When we make monthly distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings, recognized capital gains or capital. To the extent there is a return of capital, investors will be required to reduce their basis in our stock for federal tax purposes, which may result in higher tax liability when the shares are sold, even if they have not increased in value or have lost value. In addition, any return of capital will be net of any sales load and offering expenses associated with sales of shares of our common stock. In the future, our distributions may include a return of capital.

  We may have difficulty paying the distributions required to maintain RIC tax treatment under the Code if we recognize income before or without receiving cash representing such income.

       We will include in income certain amounts that we have not yet received in cash, such as: (i) amortization of original issue discount, which may arise if we receive warrants in connection with the origination of a loan such that ascribing a value to the warrants creates original issue discount in the debt instrument, if we invest in a debt investment at a discount to the par value of the debt security or possibly in other circumstances; (ii) contractual payment-in-kind, or PIK, interest, which represents contractual interest added to the loan balance and due at the end of the loan term; (iii) contractual preferred dividends, which represents contractual dividends added to the preferred stock and due at the end of the preferred stock term, subject to adequate profitability at the portfolio company; or (iv) amortization of market discount, which is associated with loans purchased in the secondary market at a discount to par value. Such amortization of original issue discounts, increases in loan balances as a result of contractual PIK arrangements, cumulative preferred dividends, or amortization of market discount will be included in income before we receive the corresponding cash payments. We also may be required to include in income certain other amounts before we receive such amounts in cash. Investments structured with these features may represent a higher level of credit risk compared to investments generating income which must be paid in cash on a current basis. For the year ended December 31, 2013, (i) approximately 4.3% of our total investment income was attributable to PIK income not paid currently in cash, (ii) approximately 3.3% of our total investment income was attributable to amortization of original issue discount, (iii) approximately 1.2% of our total investment income was attributable to cumulative dividend income not paid currently in cash, and (iv) approximately 1.3% of our total investment income was attributable to amortization of market discount on loans purchased in the secondary market at a discount.

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

       We may distribute taxable dividends that are payable in part in our stock. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable by us in cash or in shares of stock (at the stockholders election) would satisfy the Annual Distribution Requirement. The IRS has issued private letter rulings providing that a dividend payable in stock or in cash at the election of the stockholders will be treated as a taxable dividend eligible for the dividends paid deduction provided that at least 20% of the total dividend is payable in cash and certain other requirements are satisfied. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such dividend is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

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

       The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below net asset value provided that our Board of Directors makes certain determinations. We did not seek stockholder authorization to issue our common stock at a price below net asset value per share at our 2013 annual meeting of stockholders. As such, we do not currently have such stockholder authorization, and we do not intend to seek the stockholder authorization to issue our common stock at a price below net asset value per share at our 2014 annual meeting of stockholders because our common stock price per share has been trading significantly above the current net asset value per share of our common stock. We may, however, seek such authorization at future annual meetings or special meetings of stockholders. At our 2008 annual meeting of stockholders, our stockholders approved a proposal to authorize us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock or securities to subscribe to, convert to, or purchase shares of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders' best interests.

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

	Prior to Sale Below NAV	Following Sale Below NAV	Percentage Change
Reduction to NAV
Total Shares Outstanding	1,000,000	1,040,000	4.0%
NAV per share	$10.00	$9.98	(0.2)%
Dilution to Existing Stockholder
Shares Held by Stockholder A	10,000	10,000(1)	0.0%
Percentage Held by Stockholder A	1.00%	0.96%	(3.8)%
Total Interest of Stockholder A in NAV	$100,000	$99,808	(0.2)%
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

  Any unrealized depreciation we experience in our portfolio may be an indication of future realized losses, which could reduce our income and gains available for distribution.

       As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Board of Directors. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized depreciation in our portfolio could be an indication of a portfolio company's inability to meet its repayment obligations to us with respect to affected loans or a potential impairment of the value of affected equity investments. This could result in realized losses in the future and ultimately in reductions of our income and gains available for distribution in future periods.

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

       Marketable securities and idle funds investments can include, among other things, secured and unsecured debt investments, independently rated debt investments, diversified bond funds and publicly traded debt and equity securities. Many of these investments in debt obligations are, or would be if rated, below investment grade quality. Indebtedness of below investment grade quality is regarded as having predominantly speculative characteristics with respect to the issuer's capacity to pay interest and repay principal, similar to our portfolio investments in our portfolio companies. See "— Our investments in portfolio companies involve higher levels of risk, and we could lose all or part of our investment." Many of these Marketable securities and idle funds investments are purchased through over the counter or other markets and are therefore liquid at the time of purchase but may subsequently become illiquid due to events relating to the issuer of the securities, market events, economic conditions or investor perceptions. See "— The lack of liquidity in our investments may adversely affect our business" for a description of risks related to holding illiquid investments. In addition, domestic and foreign markets are complex and interrelated, so that events in one sector of the world markets or economy, or in one geographical region, can reverberate and have materially negative consequences for other market, economic or regional sectors in a manner that may not be foreseen and which may materially affect the market price of our Marketable securities and idle funds investments. Other risks that our portfolio investments are subject to are also applicable to these Marketable securities and idle funds investments.

  Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.

       Our investments in foreign securities may involve significant risks in addition to the risks inherent in investments in U.S. securities. Our investment strategy contemplates potential investments in debt securities of foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in securities of U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

       Although most of our investments will be U.S. dollar denominated, any investments denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments.

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

Item 3.    Legal Proceedings

       We may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise. Furthermore, third parties may seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, we do not expect any current matters will materially affect our financial condition or results of operations; however, there can be no assurance whether any pending legal proceedings will have a material adverse effect on our financial condition or results of operations in any future reporting period.

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

       The following table sets forth, for each fiscal quarter during 2013 and 2012, the range of high and low closing prices of our common stock as reported on the NYSE.

	High	Low
Fiscal year 2013
Fourth quarter	$33.13	$29.70
Third quarter	$31.08	$27.41
Second quarter	$32.13	$26.43
First quarter	$34.38	$30.44
Fiscal year 2012
Fourth quarter	$30.84	$27.50
Third quarter	$29.53	$24.25
Second quarter	$26.68	$22.04
First quarter	$25.61	$21.18

       On February 27, 2014 the last sale price of our common stock on the NYSE was $34.81 per share, and there were approximately 189 holders of record of the common stock which did not include stockholders for whom shares are held in "nominee" or "street name."

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

       The following table summarizes our dividends declared to date:

Date Declared	Record Date	Payment Date	Amount(1)
Fiscal year 2014
February 26, 2014	May 20, 2014	June 16, 2014	$0.165
February 26, 2014	April 21, 2014	May 15, 2014	$0.165
February 26, 2014	March 20, 2014	April 15, 2014	$0.165
November 6, 2013	February 20, 2014	March 14, 2014	$0.165
November 6, 2013	January 21, 2014	February 14, 2014	$0.165
November 6, 2013	December 30, 2013	January 15, 2014	$0.165	(2)

Total			$0.990

Fiscal year 2013
November 20, 2013	December 19, 2013	December 24, 2013	$0.250	(2)
August 6, 2013	November 21, 2013	December 16, 2013	$0.160	(2)
August 6, 2013	October 21, 2013	November 15, 2013	$0.160	(2)
August 6, 2013	September 20, 2013	October 15, 2013	$0.160	(2)
May 13, 2013	July 22, 2013	July 26, 2013	$0.200	(2)
May 8, 2013	May 21, 2013	September 16, 2013	$0.155	(2)
May 8, 2013	July 17, 2013	August 15, 2013	$0.155	(2)
May 8, 2013	June 18, 2013	July 15, 2013	$0.155	(2)
March 5, 2013	May 21, 2013	June 14, 2013	$0.155	(2)
March 5, 2013	April 19, 2013	May 15, 2013	$0.155	(2)
March 5, 2013	March 21, 2013	April 15, 2013	$0.155	(2)
November 6, 2012	February 21, 2013	March 15, 2013	$0.150	(2)
November 6, 2012	January 18, 2013	February 15, 2013	$0.150	(2)
November 6, 2012	January 4, 2013	January 23, 2013	$0.350	(2)
November 6, 2012	December 20, 2012	January 15, 2013	$0.150	(3)

Total			$2.660

Fiscal year 2012
July 31, 2012	November 21, 2012	December 14, 2012	$0.150	(3)
July 31, 2012	October 19, 2012	November 15, 2012	$0.150	(3)
July 31, 2012	September 20, 2012	October 15, 2012	$0.150	(3)
May 1, 2012	August 21, 2012	September 14, 2012	$0.145	(3)
May 1, 2012	July 20, 2012	August 15, 2012	$0.145	(3)
May 1, 2012	June 21, 2012	July 16, 2012	$0.145	(3)
March 6, 2012	May 21, 2012	June 15, 2012	$0.140	(3)
March 6, 2012	April 20, 2012	May 15, 2012	$0.140	(3)
March 6, 2012	March 21, 2012	April 16, 2012	$0.140	(3)
December 8, 2011	February 22, 2012	March 15, 2012	$0.135	(3)
December 8, 2011	January 18, 2012	February 15, 2012	$0.135	(3)
December 8, 2011	December 21, 2011	January 16, 2012	$0.135	(4)

Total			$1.710

Fiscal year 2011
August 4, 2011	November 21, 2011	December 15, 2011	$0.135	(4)
August 4, 2011	October 20, 2011	November 15, 2011	$0.135	(4)
August 4, 2011	September 21, 2011	October 14, 2011	$0.135	(4)
June 7, 2011	June 22, 2011	July 15, 2011	$0.130	(4)
June 7, 2011	July 21, 2011	August 15, 2011	$0.130	(4)
June 7, 2011	August 19, 2011	September 15, 2011	$0.130	(4)
March 9, 2011	March 24, 2011	April 15, 2011	$0.130	(4)

Date Declared	Record Date	Payment Date	Amount(1)
March 9, 2011	April 21, 2011	May 16, 2011	$0.130	(4)
March 9, 2011	May 20, 2011	June 15, 2011	$0.130	(4)
December 9, 2010	February 22, 2011	March 15, 2011	$0.125	(4)
December 9, 2010	January 20, 2011	February 15, 2011	$0.125	(4)
December 9, 2010	January 6, 2011	January 14, 2011	$0.125	(4)

Total			$1.560

Fiscal year 2010
Total			$1.500	(5)

Fiscal year 2009
Total			$1.500	(6),(7)

Fiscal year 2008
Total			$1.425	(7)

Fiscal year 2007
Total			$0.330	(8)

Cumulative dividends declared or paid			$11.675

(1)
The determination of the tax attributes of Main Street's distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the tax rate applicable to "qualified dividend income" from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations.

(2)
These dividends attributable to fiscal year 2013 were comprised of ordinary income of $1.872 per share, long term capital gain of $0.346 per share, and qualified dividend income of $0.457 per share, and included dividends with a record date during fiscal year 2013, including the dividend declared and accrued as of December 31, 2013 and paid on January 15, 2014, pursuant to the Code.

(3)
These dividends attributable to fiscal year 2012 were comprised of ordinary income of $0.923 per share, long term capital gain of $0.748 per share, and qualified dividend income of $0.054 per share, and included dividends with a record date during fiscal year 2012, including the dividend declared and accrued as of December 31, 2012 and paid on January 15, 2013, pursuant to the Code.

(4)
These dividends attributable to fiscal year 2011 were comprised of ordinary income of $1.253 per share, long term capital gain of $0.373 per share, and qualified dividend income of $0.069 per share, and included dividends with a record date during fiscal year 2011, including the dividend declared and accrued as of December 31, 2011 and paid on January 16, 2012, pursuant to the Code.

(5)
These dividends attributable to fiscal year 2010 were comprised of ordinary income of $1.220 per share, long term capital gain of $0.268 per share, and qualified dividend income of $0.012 per share.

(6)
These dividends attributable to fiscal year 2009 were comprised of ordinary income of $1.218 per share and long term capital gain of $0.157 per share.

(7)
These dividends attributable to fiscal year 2008 were comprised of ordinary income of $0.953 per share and long term capital gain of $0.597 per share, and included dividends with a record date during fiscal year 2008, including the $0.125 per share dividend declared and accrued as of December 31, 2008 and paid on January 15, 2009, pursuant to the Code.

(8)
This quarterly dividend attributable to fiscal year 2007 was comprised of ordinary income of $0.105 per share and long term capital gain of $0.225 per share.

       To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. We will be subject to a 4% nondeductible federal excise tax on certain undistributed taxable income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending December 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years (the "Excise Tax Avoidance Requirement"). Dividends declared and paid by us in a year will generally differ from taxable income for that year, as such dividends may include the distribution of current year taxable income, less amounts carried over into the following year, and the distribution of prior year taxable income carried over into and distributed in the current year. For amounts we carry over into the following year, we will be required to pay a 4% excise tax on the amount by which 98% of our annual ordinary taxable income and 98.2% of capital gains exceeds our distributions for the year. We may retain for investment some or all of our net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they had received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. In general, our stockholders also would be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable shares of the tax we paid on the capital gains deemed distributed to them. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

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

       We have adopted a dividend reinvestment plan ("DRIP") that provides for the reinvestment of dividends on behalf of our stockholders, unless a stockholder has elected to receive dividends in cash. As a result, if we declare a cash dividend, our stockholders who have not "opted out" of the DRIP by the dividend record date will have their cash dividend automatically reinvested into additional shares of MSCC common stock. The share requirements of the DRIP may be satisfied through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly-issued shares will be valued based upon the final closing price of MSCC's common stock on a valuation date determined for each dividend by our Board of Directors. Shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator, before any associated brokerage or other costs.

SALES OF UNREGISTERED SECURITIES

       During the year ended December 31, 2013, we issued a total of 433,218 shares of our common stock under the DRIP. These issuances were not subject to the registration requirements of the Securities Act of

1933, as amended (the "Securities Act"). The aggregate offering price for the shares of our common stock issued under the DRIP during 2013 was approximately $13.6 million.

       In February 2013, we issued 18,125 shares of our common stock to an unaffiliated entity in exchange for an obligation, pursuant to the exemption from registration provided by Section 4(2) under the Securities Act. The value of these shares was $0.6 million.

PURCHASES OF EQUITY SECURITIES

       None.

STOCK PERFORMANCE GRAPH

       The following graph compares the stockholder return on our common stock from October 5, 2007 to December 31, 2013 with the Russell 2000 Index and the Main Street Peer Group index (as defined below). This comparison assumes $100.00 was invested on October 5, 2007 (the date our common stock began to trade in connection with our initial public offering) in our common stock and in the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

COMPARISON OF STOCKHOLDER RETURN(1)
Among Main Street Capital Corporation, the Russell 2000 Index and Main Street Peer Group
(For the Period October 5, 2007 to December 31, 2013)

(1)
Total return includes reinvestment of dividends through December 31, 2013.

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

Item 6.    Selected Financial Data

       The selected financial and other data as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 have been derived from consolidated financial statements that have been audited by Grant Thornton LLP, an independent registered public accounting firm. You should read this selected financial and other data in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Statement of operations data:
Investment income:
Total interest, fee and dividend income	$115,158	$88,858	$65,045	$35,645	$14,514
Interest from idle funds and other	1,339	1,662	1,195	863	1,488

Total investment income	116,497	90,520	66,240	36,508	16,002

Expenses:
Interest	(20,238)	(15,631)	(13,518)	(9,058)	(3,791)
Compensation	(8,560)	—	—	—	—
General and administrative	(4,877)	(2,330)	(2,483)	(1,437)	(1,351)
Expenses reimbursed to Investment Manager	(4,210)	(10,669)	(8,915)	(5,263)	(570)
Share-based compensation	(3,189)	(2,565)	(2,047)	(1,489)	(1,068)

Total expenses	(41,074)	(31,195)	(26,963)	(17,247)	(6,780)

Net investment income	75,423	59,325	39,277	19,261	9,222
Total net realized gain (loss) from investments	7,277	16,479	2,639	(2,880)	(7,798)
Total net realized loss from SBIC debentures	(4,775)	—	—	—	—

Net realized income	77,925	75,804	41,916	16,381	1,424
Total net change in unrealized appreciation from investments	14,503	44,464	34,989	13,046	8,881
Total net change in unrealized appreciation (depreciation) from SBIC debentures and investment in the Internal Investment Manager	4,392	(5,004)	(6,511)	6,593	(639)
Income tax benefit (provision)	35	(10,820)	(6,288)	(941)	2,290
Bargain purchase gain	—	—	—	4,891	—

Net increase in net assets resulting from operations	96,855	104,444	64,106	39,970	11,956
Noncontrolling interest	—	(54)	(1,139)	(1,226)	—

Net increase in net assets resulting from operations attributable to common stock	$96,855	$104,390	$62,967	$38,744	$11,956

Net investment income per share — basic and diluted	$2.06	$2.01	$1.69	$1.16	$0.92
Net realized income per share — basic and diluted	$2.13	$2.56	$1.80	$0.99	$0.14
Net increase in net assets resulting from operations attributable to common stock per share — basic and diluted	$2.65	$3.53	$2.76	$2.38	$1.19
Weighted average shares outstanding — basic and diluted	36,617,850	29,540,114	22,850,299	16,292,846	10,042,639

	As of December 31,
	2013	2012		2011		2010		2009
	(dollars in thousands)
Balance sheet data:
Assets:
Total portfolio investments at fair value	$1,286,188	$924,431		$658,093		$407,987		$159,154
Marketable securities and idle funds investments	13,301	28,535		26,242		9,577		839
Cash and cash equivalents	34,701	63,517		42,650		22,334		30,620
Deferred tax asset, net	—	—		—		1,958		2,716
Interest receivable and other assets	16,054	14,580		6,539		4,524		1,510
Deferred financing costs, net of accumulated amortization	9,931	5,162		4,168		2,544		1,611

Total assets	$1,360,175	$1,036,225		$737,692		$448,924		$196,450

Liabilities and net assets:
SBIC debentures at fair value(1)	$187,050	$211,467		$201,887		$155,558		$65,000
Credit facility	237,000	132,000		107,000		39,000		—
Notes payable	90,882	—		—		—		—
Payable for securities purchased	27,088	20,661		—		—		—
Deferred tax liability, net	5,940	11,778		3,776		—		—
Interest payable	2,556	3,562		3,984		3,195		1,069
Dividend payable	6,577	5,188		2,856		—		—
Accounts payable and other liabilities	10,549	8,593		7,001		1,188		721

Total liabilities	567,642	393,249		326,504		198,941		66,790
Total net asset value	792,533	642,976		405,711		245,535		129,660
Noncontrolling interest	—	—		5,477		4,448		—

Total liabilities and net assets	$1,360,175	$1,036,225		$737,692		$448,924		$196,450

Other data:
Weighted average effective yield on LMM debt investments(2)	14.7%	14.3%		14.8%		14.5%		14.3%
Number of LMM portfolio companies	62	56		54		44		35
Weighted average effective yield on Middle Market debt investments(2)	7.8%	8.0%		9.5%		10.5%		11.8%
Number of Middle Market portfolio companies	92	79		57		32		6
Weighted average effective yield on Private Loan debt investments(2)	11.3%	14.8%		—		—		—
Number of Private Loan portfolio companies	15	9		—		—		—
Expense ratios (as percentage of average net assets):
Total expenses, including income tax expense	5.8%	8.2%	(3)	9.8%	(3)	8.8%	(3)	5.6%
Operating expenses	5.8%	6.1%	(3)	8.0%	(3)	8.3%	(3)	5.6%
Operating expenses, excluding interest expense	3.0%	3.0%	(3)	4.0%	(3)	4.0%	(3)	2.5%
(1)
SBIC debentures for December 31, 2013, 2012 and 2011 are $200,200, 225,000 and $220,000 at par, respectively, with par of $75,200, $100,000 and $95,000 recorded at fair value of $62,050, $86,467 and $76,887, as of December 31, 2012, 2011 and 2010, respectively. SBIC debentures for December 31, 2009 are recorded at par.

(2)
Weighted-average effective yield is calculated based on our debt investments at the end of each period and includes amortization of deferred debt origination fees and accretion of original issue discount, but excludes liquidation fees payable upon repayment and any debt investments on non-accrual status.

(3)
Ratios are net of amounts attributable to MSC II non-controlling interest.

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

ORGANIZATION

       Main Street Capital Corporation ("MSCC") was formed in March 2007 for the purpose of (i) acquiring 100% of the equity interests of Main Street Mezzanine Fund, LP ("MSMF") and its general partner, Main Street Mezzanine Management, LLC ("MSMF GP"), (ii) acquiring 100% of the equity interests of Main Street Capital Partners, LLC (the "Internal Investment Manager"), (iii) raising capital in an initial public offering, which was completed in October 2007 (the "IPO"), and (iv) thereafter operating as an internally managed business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). MSMF is licensed as a Small Business Investment Company ("SBIC") by the United States Small Business Administration ("SBA") and the Internal Investment Manager acts as MSMF's manager and investment adviser. Because the Internal Investment Manager, which employs all of the executive officers and other employees of MSCC, is wholly owned by us, we do not pay any external investment advisory fees, but instead we incur the operating costs associated with employing investment and portfolio management professionals through the Internal Investment Manager. The IPO and related transactions discussed above were consummated in October 2007 and are collectively termed the "Formation Transactions."

       During January 2010, MSCC acquired (the "Exchange Offer") approximately 88% of the total dollar value of the limited partner interests in Main Street Capital II, LP ("MSC II" and, together with MSMF, the "Funds") and 100% of the membership interests in the general partner of MSC II, Main Street Capital II GP, LLC ("MSC II GP"). MSC II is an investment fund that operates as an SBIC and commenced operations in January 2006. During the first quarter of 2012, MSCC acquired all of the remaining minority ownership in the total dollar value of the MSC II limited partnership interests (the "Final MSC II Exchange"). The Exchange Offer and related transactions, including the acquisition of MSC II GP interests and the Final MSC II Exchange, are collectively termed the "Exchange Offer Transactions."

       MSC Adviser I, LLC (the "External Investment Manager" and, together with the Internal Investment Manager, the "Investment Managers") was formed in November 2013 as a wholly owned subsidiary of MSCC to provide investment management advisory and other services to parties other than MSCC and its subsidiaries ("External Parties") and to receive fee income for such services. MSCC has been granted no-action relief by the Securities and Exchange Commission to allow the External Investment Manager to register as a registered investment adviser ("RIA") under Investment Advisers Act of 1940, as amended (the "Advisers Act"), to provide investment management services to External Parties. The External Investment Manager is accounted for as a portfolio investment of MSCC, since the External Investment Manager conducts all of its investment management activities for parties outside of MSCC and its consolidated subsidiaries.

       MSCC has elected to be treated for federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, MSCC generally will not pay corporate-level federal income taxes on any net ordinary income or capital gains that it distributes to its stockholders as dividends.

       MSCC has direct and indirect wholly owned subsidiaries that have elected to be taxable entities (the "Taxable Subsidiaries"). The primary purpose of these entities is to hold certain investments that generate

"pass through" income for tax purposes. The Investment Managers are both also direct wholly owned subsidiaries that have elected to be taxable entities. The Taxable Subsidiaries and the Investment Managers are each taxed at their normal corporate tax rates based on their taxable income.

       Unless otherwise noted or the context otherwise indicates, the terms "we," "us," "our" and "Main Street" refer to MSCC and its consolidated subsidiaries, which include the Funds, the Taxable Subsidiaries and, beginning April 1, 2013, the Internal Investment Manager.

OVERVIEW

       We are a principal investment firm primarily focused on providing customized debt and equity financing to lower middle market ("LMM") companies and debt capital to middle market ("Middle Market") companies. Our portfolio investments are typically made to support management buyouts, recapitalizations, growth financings, refinancings and acquisitions of companies that operate in diverse industry sectors. We seek to partner with entrepreneurs, business owners and management teams and generally provide "one stop" financing alternatives within our LMM portfolio. We invest primarily in secured debt investments, equity investments, warrants and other securities of LMM companies based in the United States and in secured debt investments of Middle Market companies generally headquartered in the United States. Our principal investment objective is to maximize our portfolio's total return by generating current income from our debt investments and capital appreciation from our equity and equity related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. Our LMM companies generally have annual revenues between $10 million and $150 million, and our LMM portfolio investments generally range in size from $5 million to $25 million. Our Middle Market investments are made in businesses that are generally larger in size than our LMM portfolio companies, with annual revenues typically between $150 million and $1.5 billion, and our Middle Market investments generally range in size from $3 million to $15 million. Our private loan ("Private Loan") investments are made in businesses that are consistent with the size of companies in our LMM portfolio or our Middle Market portfolio, but are investments which have been originated through strategic relationships with other investment funds on a collaborative basis. The structure, terms and conditions for these Private Loan investments are typically consistent with the structure, terms and conditions for the loans made in our LMM portfolio or Middle Market portfolio.

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

       Our external asset management business is conducted through our External Investment Manager. We have entered into an agreement through the Internal Investment Manager to provide the External Investment Manager with asset management service support for HMS Income Fund, Inc. ("HMS Income"). Through this agreement, we provide management and other services to the External Investment Manager, as well as access to our employees, infrastructure, business relationships, management expertise and capital raising capabilities. Beginning in the first quarter of 2014, we charge the External Investment Manager a fee for the use of these services. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed.

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

       As of December 31, 2013, we had debt and equity investments in 62 LMM portfolio companies with an aggregate fair value of approximately $659.4 million, with a total cost basis of approximately $543.3 million and a weighted average annual effective yield on our LMM debt investments of approximately 14.7%. As of December 31, 2013, approximately 76% of our total LMM portfolio investments at cost were in the form of debt investments and approximately 86% of such debt investments at cost were secured by first priority liens on the assets of our LMM portfolio companies. At December 31, 2013, we had equity ownership in approximately 94% of our LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 33%. As of December 31, 2012, we had debt and equity investments in 56 LMM portfolio companies with an aggregate fair value of approximately $482.9 million, with a total cost basis of approximately $380.5 million, and a weighted average annual effective yield on our LMM debt investments of approximately 14.3%. As of December 31, 2012, approximately 75% of our total LMM portfolio investments at cost were in the form of debt investments and approximately 93% of such debt investments at cost were secured by first priority liens on the assets of our LMM portfolio companies. At December 31, 2012, we had equity ownership in approximately 93% of our LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 33%. The weighted average annual yields were computed using the effective interest rates for all debt investments at December 31, 2013 and 2012, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt investments and any debt investments on non-accrual status.

       In addition to our LMM investment strategy, we pursue investments in Middle Market companies. Our Middle Market portfolio investments primarily consist of direct investments in or secondary purchases of interest-bearing debt securities in privately held companies that are generally larger in size than the LMM companies included in our LMM portfolio. Our Middle Market portfolio debt investments are generally secured by either a first or second priority lien on the assets of the company and typically have an expected duration of between three and five years.

       As of December 31, 2013, we had Middle Market portfolio investments in 92 companies collectively totaling approximately $471.5 million in fair value with a total cost basis of approximately $468.3 million. The weighted average EBITDA for the 92 Middle Market portfolio company investments was approximately $79.0 million as of December 31, 2013. As of December 31, 2013, substantially all of our Middle Market portfolio investments were in the form of debt investments and approximately 92% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on our Middle Market portfolio debt investments was approximately 7.8% as of December 31, 2013. As of December 31, 2012, we had Middle Market portfolio investments in 79 companies, collectively totaling approximately $352.0 million in fair value with a total cost basis of approximately $348.1 million. The weighted average EBITDA for the 79 Middle Market portfolio company investments was approximately $93.5 million as of December 31, 2012. As of December 31, 2012, substantially all of our Middle Market portfolio investments were in the form of debt investments and approximately 91% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on our Middle Market portfolio debt investments was approximately 8.0% as of December 31, 2012. The weighted average annual yields were computed using the effective interest rates for all debt investments at December 31, 2013 and 2012, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt investments.

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

       As of December 31, 2013, we had Private Loan portfolio investments in 15 companies, collectively totaling approximately $111.5 million in fair value with a total cost basis of approximately $111.3 million. The weighted average EBITDA for the 15 Private Loan portfolio company investments was approximately $18.4 million as of December 31, 2013. As of December 31, 2013, 95% of our Private Loan portfolio investments were in the form of debt investments and 98% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on our Private Loan portfolio debt investments was approximately 11.3% as of December 31, 2013. As of December 31, 2012, we had Private Loan portfolio investments in 9 companies, collectively totaling approximately $65.5 million in fair value with a total cost basis of approximately $64.9 million. The weighted average EBITDA for the 9 Private Loan portfolio company investments was approximately $45.6 million as of December 31, 2012. As of December 31, 2012, approximately 99% of our Private Loan portfolio investments were in the form of debt investments and all such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on our Private Loan portfolio debt investments was approximately 14.8% as of December 31, 2012. The weighted average annual yields were computed using the effective interest rates for all debt investments at December 31, 2013 and 2012, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt investments.

       As of December 31, 2013, we had Other Portfolio investments in six companies collectively totaling approximately $42.8 million in fair value and approximately $40.1 million in cost basis and which comprised 3.3% of our Investment Portfolio at fair value as of December 31, 2013. As of December 31, 2012, we had Other Portfolio investments in three companies, collectively totaling approximately $24.1 million in fair value and approximately $23.6 million in cost basis and which comprised 2.6% of our Investment Portfolio at fair value as of December 31, 2012.

       As discussed further above, we hold an investment in the External Investment Manager, a wholly owned subsidiary that is treated as a portfolio investment. As of December 31, 2013, we had no cost basis in this investment and the investment had a fair value of $1.1 million, which comprised 0.1% of our Investment Portfolio.

       During 2013, we began categorizing certain of our portfolio investments that were previously categorized as LMM portfolio investments or Middle Market portfolio investments as Private Loan portfolio investments to provide a separate classification based upon the nature in which such investments are originated. During the year ended December 31, 2013, there were ten portfolio company investment transfers from the LMM and Middle Market portfolio investment categories to the Private Loan portfolio investment category totaling $69.6 million in fair value and $69.0 million in cost as of the date of transfer.

       Our portfolio investments are generally made through MSCC and the Funds. MSCC and the Funds share the same investment strategies and criteria, although they are subject to different regulatory regimes. An investor's return in MSCC will depend, in part, on the Funds' investment returns as MSMF and MSC II are both wholly owned subsidiaries of MSCC.

       The level of new portfolio investment activity will fluctuate from period to period based upon our view of the current economic fundamentals, our ability to identify new investment opportunities that meet our investment criteria, and our ability to consummate the identified opportunities. The level of new investment activity, and associated interest and fee income, will directly impact future investment income. In addition, the level of dividends paid by portfolio companies and the portion of our portfolio debt investments on non-accrual status will directly impact future investment income. While we intend to grow our portfolio and our investment income over the long-term, our growth and our operating results may be more limited during depressed economic periods. However, we intend to appropriately manage our cost structure and liquidity position based on applicable economic conditions and our investment outlook. The level of realized gains or losses and unrealized appreciation or depreciation will also fluctuate depending upon portfolio activity, economic conditions and the performance of our individual portfolio companies. The changes in realized gains and losses and unrealized appreciation or depreciation could have a material impact on our operating results.

       MSCC and its consolidated subsidiaries are internally managed by the Internal Investment Manager, a wholly owned subsidiary of MSCC, which employs all of the executive officers and other employees of Main Street. Because the Internal Investment Manager is wholly owned by MSCC, Main Street does not pay any external investment advisory fees, but instead incurs the operating costs associated with employing investment and portfolio management professionals through the Internal Investment Manager. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly-traded and privately-held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio. For the year ended December 31, 2013, the ratio of our total operating expenses, excluding interest expense and excluding the effect of the accelerated vesting of restricted stock (as discussed further below in "Discussion and Analysis of Results of Operations — Comparison of the years ended December 31, 2013 and 2012"), as a percentage of our quarterly average total assets was 1.7% compared to 1.8% for the year ended December 31, 2012. Including the effect of the accelerated vesting of restricted stock, the ratio for the year ended 2013 would have been 1.8%.

       During May 2012, MSCC entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income Fund, Inc. ("HMS Income"), a non publicly-traded BDC whose registration statement on Form N-2 was declared effective by the SEC in June 2012, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required relief from the SEC, MSCC assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on MSCC's ability to meet the source-of-income requirement necessary for it to maintain its RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. However, MSCC and the External Investment Manager agreed to waive all such fees from the effective date of HMS Adviser's registration statement on Form N-2 through December 31, 2013. As a result, as of December 31, 2013, MSCC and the External Investment Manager had not received any base management fee or incentive fees under the investment sub-advisory agreement and neither is due any unpaid compensation for any base management fee or incentive fees under the investment sub-advisory agreement. Neither MSCC nor the External Investment Manager has waived the External Investment Manager's management or incentive fees after December 31, 2013 and, as a result, the External Investment Manager began accruing such fees on January 1, 2014.

CRITICAL ACCOUNTING POLICIES

  Basis of Presentation

       Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For the years ended December 31, 2013, 2012 and 2011 and as of December 31, 2013 and 2012, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries (as noted above and as discussed in detail below, beginning April 1, 2013, the consolidated subsidiaries include the Internal Investment Manager which was previously treated as a portfolio investment). The Investment Portfolio, as used herein, refers to all of our investments in LMM portfolio companies, investments in Middle Market portfolio companies, Other Portfolio investments, investment in the External Investment Manager and investment in the Internal Investment Manager (for all periods up to and including March 31, 2013) but excludes all "Marketable securities and idle funds investments", and, for all periods after March 31, 2013, the Investment Portfolio also excludes the Internal Investment Manager (see Note C — Fair Value Hierarchy for Investments and Debentures — Portfolio Investment Composition for additional discussion of our Investment Portfolio and definitions for the terms LMM, Middle Market, Private Loan and Other Portfolio). For all periods up to and including the period ending March 31, 2013, the Internal

Investment Manager composition was accounted for as a portfolio investment (see Note D) and was not consolidated with MSCC and its consolidated subsidiaries. For all periods after March 31, 2013, the Internal Investment Manager is consolidated with MSCC and its other consolidated subsidiaries. "Marketable securities and idle funds investments" are classified as financial instruments and are reported separately on our Consolidated Balance Sheets and Consolidated Schedule of Investments due to the nature of such investments (see Note B.11.). Our results of operations and cash flows for the years ended December 31, 2013, 2012 and 2011 and financial position as of December 31, 2013 and 2012, are presented on a consolidated basis. The effects of all intercompany transactions between us and our consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current presentation, including certain investments previously included as part of the LMM portfolio or Middle Market portfolio that are now classified as part of the Private Loan portfolio, the reclassification of Investment Portfolio and Marketable securities and idle funds investment related activity from cash flows from investing activities to cash flows from operating activities and the reclassification of certain amounts between accumulated net realized gain from investments and accumulated net investment income.

       Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the Audit and Accounting Guide for Investment Companies issued by the American Institute of Certified Public Accountants (the "AICPA Guide"), we are precluded from consolidating portfolio company investments, including those in which we have a controlling interest, unless the portfolio company is another investment company. An exception to this general principle in the AICPA Guide occurs if we hold a controlling interest in an operating company that provides all or substantially all of its services directly to us, or to an investment company of ours. None of the portfolio investments made by us qualify for this exception, including the investment in the External Investment Manager, except as discussed below with respect to the Internal Investment Manager. Therefore, the Investment Portfolio is carried on the balance sheet at fair value, with any adjustments to fair value recognized as "Net Change in Unrealized Appreciation (Depreciation)" on our Statement of Operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a "Net Realized Gain (Loss) from Investments." For all periods prior to and including March 31, 2013, the Internal Investment Manager was accounted for as a portfolio investment and included as part of the Investment Portfolio in our consolidated financial statements. The Internal Investment Manager was consolidated with MSCC and its other consolidated subsidiaries prospectively beginning April 1, 2013 as the controlled operating subsidiary is providing substantially all of its services directly or indirectly to Main Street or its portfolio companies.

  Portfolio Investment Valuation

       The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. As of December 31, 2013 and 2012, approximately 95% and 89% of our total assets at each date represented our Investment Portfolio valued at fair value. We are required to report our investments at fair value. We follow the provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("Codification" or "ASC") 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

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

       For LMM portfolio investments, we generally review external events, including private mergers, sales and acquisitions involving comparable companies, and include these events in the valuation process. For Middle Market portfolio investments, we primarily use observable inputs such as quoted prices in the valuation process. For Middle Market portfolio investments for which sufficient observable inputs are not available to determine fair value, we generally use either unobservable inputs through obtaining third party quotes or other independent pricing or an approach similar to the income approach using a yield-to-maturity model used to value our LMM portfolio debt investments.

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

       For valuation purposes, "non-control" LMM portfolio investments are generally composed of debt and equity securities in companies for which we do not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company's board of directors. Market quotations are generally not readily available for non-control LMM portfolio investments. For our non-control LMM portfolio investments, we typically use a combination of the market and income approaches to value our equity investments and the income approach to value our debt investments similar to the approaches used for our control LMM portfolio investments, and which includes using a yield-to-maturity approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Our estimate of the expected repayment date of a LMM debt security is generally the legal maturity date of the instrument, as we generally intend to hold our LMM loans and debt securities to maturity. The yield-to-maturity analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. We will use the value determined by the yield-to-maturity analysis as the fair value for that security; however, because of our general intent to hold our loans to maturity, the fair value will not exceed the principal of the LMM debt security. A change in the assumptions that we use to estimate the fair value of our LMM debt securities using the yield-to-maturity analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or if a LMM debt security is in workout status, we may consider other factors in determining the fair value of the LMM debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis.

       Our Middle Market portfolio investments primarily consist of direct investments in or secondary purchases of interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in our Investment Portfolio. For valuation purposes, all of our Middle Market portfolio investments are non-control investments for which we do not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company's board of directors. We primarily use observable inputs to determine the fair value of these investments through obtaining third party quotes or other independent pricing, to the extent such sufficient observable inputs are available to determine fair value. For Middle Market portfolio investments for which sufficient observable inputs are not available to determine fair value, we generally use either unobservable inputs through obtaining third party quotes or other independent pricing or an approach similar to the income approach using a yield-to-maturity model used to value our LMM portfolio debt investments.

       Our Private Loan portfolio investments primarily consist of direct investments in or secondary purchases of interest-bearing debt securities in companies that are consistent with the size of companies included in our LMM portfolio or our Middle Market portfolio. For valuation purposes, all of our Private Loan portfolio investments are non-control investments for which we do not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company's board of directors. As sufficient observable inputs to determine the fair value of these Private Loan portfolio investments through obtaining third party pricing or other independent pricing are not generally available, we generally use a either unobservable inputs through obtaining third party quotes or other independent pricing or an approach similar to the income approach using a yield-to-maturity model used to value our LMM portfolio debt investments.

       For valuation purposes, all of our Other Portfolio investments are non-control investments for which we generally do not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company's board of directors. Our Other Portfolio investments comprised 3.3% and 2.6%, respectively, of our Investment Portfolio at fair value as of December 31, 2013 and 2012. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For our Other Portfolio equity investments, we determine the fair value based on the fair value of the portfolio company as determined by independent third parties and based on our proportional ownership in the portfolio company, as well as the financial position and assessed risk of each of these portfolio investments. For Other Portfolio debt investments with observable inputs, we determine the fair value of these investments through obtaining third party quotes or other independent pricing, to the extent such sufficient observable inputs are available to determine fair value. To the extent observable inputs are not available, we value these Other Portfolio debt investments through an approach similar to the income approach using a yield-to-maturity model used to value our LMM portfolio debt investments.

       For valuation purposes, our investment in the External Investment Manager is a control investment for which we have a controlling interest in the portfolio company and the ability to nominate a majority of the portfolio company's board of directors. Market quotations are not readily available for this investment, and as a result, we determine the fair value of the External Investment Manager using the enterprise value methodology under the market approach. In estimating the enterprise value, we analyze various factors, including the entity's historical and projected financial results, as well as its size, marketability and performance relative to the population of market multiples. This valuation approach estimates the value of the investment if we were to sell, or exit, the investment. In addition, we consider the value associated with our ability to control the capital structure of the company, as well as the timing of a potential exit.

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

  Revenue Recognition

  Interest and Dividend Income

       We record interest and dividend income on the accrual basis to the extent amounts are expected to be collected. Dividend income is recorded as dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. In accordance with our valuation policy, we evaluate accrued interest and dividend income periodically for collectability. When a loan or debt security becomes 90 days or more past due, and if we otherwise do not expect the debtor to be able to service all of its debt or other obligations, we will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security's status significantly improves regarding the debtor's ability to service the debt or other obligations, or if a loan or debt security is fully impaired, sold or written off, we will remove it from non-accrual status.

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

  Income Taxes

       MSCC has elected to be treated for federal income tax purposes as a RIC. As a RIC, MSCC generally will not pay corporate-level federal income taxes on any net ordinary income or capital gains that MSCC distributes to its stockholders as dividends. MSCC must generally distribute at least 90% of its investment company taxable income to qualify for pass-through tax treatment and maintain its RIC status. As part of maintaining RIC status, undistributed taxable income (subject to a 4% excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared prior to the filing of the federal income tax return for the applicable fiscal year.

       The Taxable Subsidiaries hold certain portfolio investments for us. The Taxable Subsidiaries are consolidated with us for financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in our consolidated financial statements. The principal purpose of the Taxable Subsidiaries is to permit us to hold equity investments in portfolio companies which are "pass through" entities for tax purposes and continue to comply with the "source income" requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for income tax purposes and may generate income tax expense, or benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. This income tax expense, or benefit, if any, and related tax assets and liabilities, are reflected in our consolidated financial statements.

       The Internal Investment Manager has elected, for tax purposes, to be treated as a taxable entity, is not consolidated with us for income tax purposes and is taxed at normal corporate tax rates based on its taxable income, or loss, and, as a result of its activities, may generate income tax expense or benefit. The Internal Investment Manager elected to be treated as a taxable entity to enable it to receive fee income and to allow MSCC to continue to comply with the "source income" requirements contained in the RIC tax provisions of the Code. The taxable income, or loss, of the Internal Investment Manager may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. Through March 31, 2013, the Internal Investment Manager provided for any income tax expense, or benefit, and any related tax assets or liabilities, in its separate financial statements. Beginning April 1, 2013, the Internal Investment Manager is included in our consolidated financial statements and reflected as a consolidated subsidiary and any income tax expense, or benefit, and any related tax assets and liabilities, are reflected in our consolidated financial statements.

       The Taxable Subsidiaries and the Internal Investment Manager use the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

       Middle Market portfolio investments primarily consist of direct investments in or secondary purchases of interest-bearing debt securities in privately held companies based in the United States that are generally larger in size than the LMM companies included in our LMM portfolio. Our Middle Market portfolio debt investments are generally secured by either a first or second priority lien and typically have a term of between three and five years.

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

       Our external asset management business is conducted through our External Investment Manager. We have entered into an agreement through the Internal Investment Manager to provide the External Investment Manager with asset management service support for HMS Income Fund, Inc. ("HMS Income"). Through this agreement, we provide management and other services to the External Investment Manager, as well as access to our employees, infrastructure, business relationships, management expertise and capital raising capabilities. Beginning in the first quarter of 2014, we charge the External Investment Manager a fee for the use of these services. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed.

       The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments as of December 31, 2013 and 2012 (this information excludes the Other Portfolio investments, the External Investment Manager and the Internal Investment Manager).

Cost:	December 31, 2013	December 31, 2012
First lien debt	79.0%	81.1%
Equity	10.4%	10.4%
Second lien debt	8.4%	6.0%
Equity warrants	1.9%	1.9%
Other	0.3%	0.6%

	100.0%	100.0%

Fair Value:	December 31, 2013	December 31, 2012
First lien debt	69.9%	72.1%
Equity	19.3%	18.7%
Second lien debt	7.6%	5.4%
Equity warrants	2.9%	3.3%
Other	0.3%	0.5%

	100.0%	100.0%

       The following tables summarize the composition of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States or other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of December 31, 2013 and 2012 (this information excludes the Other Portfolio investments, the External Investment Manager and the Internal Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	December 31, 2013	December 31, 2012
Southwest	27.8%	27.7%
West	19.1%	25.7%
Northeast	18.0%	17.2%
Southeast	15.6%	10.1%
Midwest	15.4%	17.6%
Canada	1.2%	0.0%
Other Non-United States	2.9%	1.7%

	100.0%	100.0%

Fair Value:	December 31, 2013	December 31, 2012
Southwest	30.9%	31.3%
West	20.1%	25.3%
Northeast	17.6%	15.8%
Southeast	12.6%	9.1%
Midwest	15.0%	17.0%
Canada	1.1%	0.0%
Other Non-United States	2.7%	1.5%

	100.0%	100.0%

       Our LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, by industry at cost and fair value as of December 31, 2013 and 2012 (this information excludes the Other Portfolio investments, the External Investment Manager and the Internal Investment Manager).

Cost:	December 31, 2013	December 31, 2012
Energy Equipment & Services	10.7%	8.4%
Media	7.8%	7.2%
Specialty Retail	7.2%	6.1%
IT Services	6.1%	2.8%
Health Care Providers & Services	5.8%	5.3%
Hotels, Restaurants & Leisure	5.8%	3.5%
Commercial Services & Supplies	5.1%	6.4%
Construction & Engineering	4.1%	4.7%
Software	3.8%	8.3%
Machinery	3.3%	6.7%
Diversified Telecommunication Services	3.3%	0.0%
Oil, Gas & Consumable Fuels	3.2%	1.6%
Road & Rail	2.7%	1.0%
Internet Software & Services	2.5%	0.2%
Diversified Consumer Services	2.4%	3.2%
Electronic Equipment, Instruments & Components	2.3%	2.6%
Textiles, Apparel & Luxury Goods	1.6%	0.7%
Auto Components	1.6%	0.5%
Trading Companies & Distributors	1.5%	1.0%
Professional Services	1.4%	2.2%
Building Products	1.4%	2.0%
Chemicals	1.3%	2.0%
Health Care Equipment & Supplies	1.2%	1.5%
Consumer Finance	1.1%	1.2%
Containers & Packaging	1.0%	1.5%
Food Products	0.9%	2.0%
Metals & Mining	0.7%	2.2%
Aerospace & Defense	0.8%	1.9%
Paper & Forest Products	0.8%	1.0%
Insurance	0.2%	2.0%
Construction Materials	0.2%	1.7%
Communications Equipment	0.0%	1.2%
Other(1)	8.2%	7.4%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

Fair Value:	December 31, 2013	December 31, 2012
Energy Equipment & Services	10.2%	10.2%
Media	7.6%	6.7%
Specialty Retail	6.5%	4.9%
Health Care Providers & Services	5.6%	5.3%
Hotels, Restaurants & Leisure	5.6%	3.5%
IT Services	5.6%	2.5%
Machinery	5.3%	8.3%
Commercial Services & Supplies	4.6%	6.1%
Construction & Engineering	4.6%	5.1%
Software	4.0%	7.9%
Diversified Consumer Services	3.9%	4.0%
Diversified Telecommunication Services	3.6%	0.0%
Road & Rail	3.0%	1.5%
Oil, Gas & Consumable Fuels	2.9%	1.4%
Internet Software & Services	2.9%	0.6%
Electronic Equipment, Instruments & Components	2.4%	2.4%
Auto Components	1.5%	0.4%
Textiles, Apparel & Luxury Goods	1.4%	0.6%
Trading Companies & Distributors	1.3%	1.7%
Paper & Forest Products	1.3%	1.2%
Professional Services	1.2%	2.0%
Chemicals	1.2%	1.8%
Building Products	1.0%	1.5%
Health Care Equipment & Supplies	1.0%	1.3%
Containers & Packaging	0.9%	1.3%
Food Products	0.8%	1.8%
Consumer Finance	0.8%	1.1%
Metals & Mining	0.7%	1.9%
Aerospace & Defense	0.7%	1.7%
Transportation Infrastructure	0.7%	1.0%
Insurance	0.2%	1.8%
Construction Materials	0.1%	1.4%
Communications Equipment	0.0%	1.1%
Other(1)	6.9%	6.0%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

       Our LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments carry a number of risks including, but not limited to: (1) investing in companies which may have limited operating histories and financial resources; (2) holding investments that generally are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment grade debt and equity investments in our Investment Portfolio. Please see "Risk Factors — Risks Related to Our Investments" for a more complete discussion of the risks involved with investing in our Investment Portfolio.

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

       The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of December 31, 2013 and 2012.

	As of December 31, 2013		As of December 31, 2012
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in thousands)
1	$242,013	36.7%	$167,154	34.6%
2	116,908	17.7%	117,157	24.3%
3	239,843	36.4%	174,754	36.2%
4	60,641	9.2%	23,799	4.9%
5	—	0.0%	—	0.0%

Total	$659,405	100.0%	$482,864	100.0%

       Based upon our investment rating system, the weighted average rating of our LMM portfolio was approximately 2.2 as of December 31, 2013 and 2.1 as of December 31, 2012.

       For the total Investment Portfolio, as of December 31, 2013, we had two investments with positive fair value on non-accrual status which comprised approximately 2.3% of the total Investment Portfolio at fair value and 4.7% of the total Investment Portfolio at cost and no fully impaired investments. For the total investment portfolio, as of December 31, 2012, we had no investments with positive fair value on non-accrual status and one fully impaired investment which comprised approximately 0.2% of the total portfolio investments at cost, excluding the investment in the affiliated Internal Investment Manager.

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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

  Comparison of years ended December 31, 2013 and 2012

	Twelve Months Ended December 31,		Net Change
	2013	2012	Amount	%
	(dollars in millions)
Total investment income	$116.5	$90.5	$26.0	29%
Total expenses	(41.1)	(31.2)	(9.9)	32%

Net investment income	75.4	59.3	16.1	27%
Net realized gain from investments	7.3	16.5	(9.2)	(56)%
Net realized loss from SBIC debentures	(4.8)	—	(4.8)

Net realized income	77.9	75.8	2.1	3%
Net change in unrealized appreciation (depreciation) from:
Portfolio investments	16.2	44.7	(28.5)	(64)%
SBIC debentures, marketable securities and idle funds and investment in the Internal Investment Manager	2.8	(5.2)	8.0

Total net change in unrealized appreciation	19.0	39.5	(20.5)	(52)%
Income tax provision	—	(10.8)	10.8
Noncontrolling interest	—	(0.1)	0.1

Net increase in net assets resulting from operations attributable to common stock	$96.9	$104.4	$(7.5)	(7)%

	Twelve Months Ended December 31,		Net Change
	2013	2012	Amount	%
	(dollars in millions)
Net investment income	$75.4	$59.3	$16.1	27%
Share-based compensation expense	4.2	2.6	1.6	64%

Distributable net investment income(a)	79.6	61.9	17.7	29%
Net realized gain from investments	7.3	16.5	(9.2)	(56)%
Net realized loss from SBIC debentures	(4.8)	—	(4.8)

Distributable net realized income(a)	82.1	78.4	3.7	5%
Distributable net investment income per share — Basic and diluted(a)(b)	$2.17	$2.09	$0.08	4%

Distributable net realized income per share — Basic and diluted(a)(b)	$2.24	$2.65	$(0.41)	(15)%

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

  Investment Income

       For the year ended December 31, 2013, total investment income was $116.5 million, a 29% increase over the $90.5 million of total investment income for the corresponding period of 2012. This comparable period increase was principally attributable to (i) a $22.4 million increase in interest income from higher average levels of portfolio debt investments and increased activity in the Investment Portfolio and (ii) a $3.9 million increase in dividend income from Investment Portfolio equity investments, partially offset by a $0.3 million decrease in interest and dividend income from Marketable securities and idle funds investments. The $26.0 million increase in investment income in the year ended December 31, 2013 includes a $1.7 million decrease in the amount of non-recurring investment income associated with debt repayment and financing activities of LMM portfolio investments included in investment income, partially offset by a $1.1 million increase in the amount of investment income related to higher accelerated prepayment and repricing activity of certain Middle Market and Private Loan portfolio debt investments and Marketable securities and idle funds investments in each case for the year ended December 31, 2013, when compared to the same period in 2012.

  Expenses

       For the year ended December 31, 2013, total expenses increased to $41.1 million from $31.2 million for the corresponding period of 2012. This comparable period increase in expenses was principally attributable to (i) a $4.6 million increase in interest expense, (ii) higher compensation and related expenses of $2.1 million, primarily as a result of additional personnel compared to the same period in the prior year, (iii) a $1.6 million increase in other general and administrative expenses and (iv) an increase of $1.6 million in share-based compensation, primarily due to $1.3 million of expense associated with the accelerated vesting of all the unvested shares of restricted stock in connection with the retirement of our former Executive Vice Chairman during the year ended December 31, 2013. The $4.6 million increase in interest expense was primarily a result of (i) a $4.4 million increase primarily related to the issuance of the 6.125% Notes ("the Notes") in April 2013 and (ii) a $1.3 million increase related to a higher average outstanding balance on the Credit Facility, partially offset by a $1.1 million decrease related to prepayments on our Small Business Investment Company ("SBIC") debentures and lower average interest rates on the SBIC debentures. The ratio of our total operating expenses, excluding interest expense and excluding the effect of the accelerated vesting of restricted stock of our former Executive Vice Chairman discussed above, as a percentage of our average total assets was 1.7% for the year ended December 31, 2013, compared to 1.8% for the prior year. Including the effect of the accelerated vesting of restricted stock of our former Executive Vice Chairman, the ratio would have been 1.8% for the year ended December 31, 2013.

  Distributable Net Investment Income

       Distributable net investment income increased $17.7 million to $79.6 million, or $2.17 per share, compared with $61.9 million, or $2.09 per share, in the corresponding period of 2012. The increase in distributable net investment income was primarily due to the higher level of total investment income partially offset by higher interest and other operating expenses, due to the changes discussed above. The distributable net investment income on a per share basis for the year ended December 31, 2013 reflects the impact of a greater number of average shares outstanding compared to the corresponding period in 2012 primarily due to the June 2012, December 2012 and August 2013 follow-on equity offerings.

  Net Investment Income

       Net investment income for the year ended December 31, 2013 was $75.4 million, or a 27% increase, compared to net investment income of $59.3 million for the corresponding period of 2012. The increase in net investment income was principally attributable to the increase in total investment income partially offset by higher interest and other operating expenses as discussed above.

  Distributable Net Realized Income

       Distributable net realized income was $82.1 million, or $2.24 per share, for the year ended December 31, 2013 compared with $78.4 million, or $2.65 per share, in the corresponding period of 2012. The $3.7 million increase was primarily attributable to higher distributable net investment income in the year ended December 31, 2013 compared to the corresponding period of 2012 as discussed above, partially offset by (i) a decrease in net realized gain from investments of $9.2 million, to $7.3 million in 2013 from $16.5 million in prior year, and (ii) a realized loss of $4.8 million on the repayment of certain SBIC debentures issued to MSC II which had been accounted for on the fair value method of accounting under ASC 825. The $7.3 million net realized gain on investments during the year ended December 31, 2013 was primarily attributable to (i) a realized gain of $11.3 million on the full exit of two LMM equity investments, (ii) realized gains of $1.0 million on the partial exits of several LMM investments, (iii) net realized gains on several Middle Market and Marketable securities and idle funds investments totaling $1.9 million, partially offset by (i) realized losses of $2.6 million on the restructuring of a LMM equity investment and 1.8 million on the full exit of one LMM investment, respectively, and (ii) the realized loss of $1.8 million on the full exit of one Middle Market investment.

  Net Realized Income

       The lower net realized gain from investments and the realized loss from the SBIC debentures, partially offset by the higher net investment income, in the year ended December 31, 2013 compared to the corresponding period of 2012, in each case as discussed above, resulted in a $2.1 million increase in net realized income compared with the corresponding period of 2012.

  Net Increase in Net Assets Resulting from Operations Attributable to Common Stock

       The net increase in net assets resulting from operations attributable to common stock during the year ended December 31, 2013 was $96.9 million, or $2.65 per share, compared with $104.4 million, or $3.53 per share, in the corresponding period of 2012. This $7.5 million decrease from the comparable period in the prior year was primarily the result of the $20.5 million difference in the net change in unrealized appreciation to $19.0 million for the year ended December 31, 2013, compared to $39.5 million for the comparable period in the prior year, partially offset by (i) a $10.8 million decrease in the net income tax provision and (ii) the $2.1 million increase in net realized income due to the factors discussed above, both for the year ended December 31, 2013 in comparison to the comparable period in the prior year. The total net change in unrealized appreciation for the year ended December 31, 2013 of $19.0 million included (i) $16.2 million of net unrealized appreciation from portfolio investments and (ii) the net unrealized appreciation of $4.4 million on the SBIC debentures, which resulted from the $4.8 million of accounting reversals of prior unrealized depreciation on the SBIC debentures in conjunction with the realized loss on the repayment of the SBIC debentures as discussed above, partially offset by net unrealized depreciation of $0.4 million on the remaining SBIC debentures held by MSC II, partially offset by the net unrealized depreciation from Marketable securities and idle funds investments of $1.7 million. The $16.2 million net change in unrealized appreciation from portfolio investments for the year ended December 31, 2013 was principally attributable to (i) unrealized appreciation on 37 LMM portfolio investments totaling $60.6 million, partially offset by unrealized depreciation on 15 LMM portfolio investments totaling $38.8 million, (ii) $3.7 million of net unrealized appreciation on Middle Market investments, (iii) $1.1 million of net unrealized appreciation on the External Investment Manager and (iv) $2.2 million of net unrealized appreciation on the Other Portfolio investments, partially offset by accounting reversals of net unrealized appreciation from prior periods of $12.8 million related to portfolio investment exits and repayments. The net income tax benefit for the year ended December 31, 2013 related to a deferred tax benefit of $3.6 million, partially offset by an income tax provision on other taxes of $3.6 million. The deferred taxes related primarily to net unrealized depreciation on equity investments held in our Taxable Subsidiaries. The other taxes include $1.8 million related to an accrual for excise tax on our estimated spillover taxable income and $1.8 million related to accruals for state and other taxes.

  Comparison of years ended December 31, 2012 and December 31, 2011

	Years Ended December 31,		Net Change
	2012	2011	Amount	%
	(dollars in millions)
Total investment income	$90.5	$66.2	$24.3	37%
Total expenses	(31.2)	(26.9)	(4.3)	16%

Net investment income	59.3	39.3	20.0	51%
Net realized gain from investments	16.5	2.7	13.8

Net realized income	75.8	42.0	33.8	81%
Net change in unrealized appreciation from investments	44.5	34.9	9.6	27%
Net change in unrealized appreciation from SBIC debentures and investment in the Investment Manager	(5.0)	(6.5)	1.5	(23)%
Income tax provision	(10.8)	(6.3)	(4.5)	72%
Noncontrolling interest	(0.1)	(1.1)	1.0

Net increase in net assets resulting from operations attributable to common stock	$104.4	$63.0	$41.4	66%

	Years Ended December 31,		Net Change
	2012	2011	Amount	%
	(dollars in millions)
Net investment income	$59.3	$39.3	$20.0	51%
Share-based compensation expense	2.6	2.0	0.6	25%

Distributable net investment income(a)	61.9	41.3	20.6	50%
Net realized gain from investments	16.5	2.7	13.8

Distributable net realized income(a)	$78.4	$44.0	$34.4	78%

Distributable net investment income per share — Basic and diluted(a)(b)	$2.09	$1.77	$0.32	18%

Distributable net realized income per share — Basic and diluted(a)(b)	$2.65	$1.89	$0.76	40%

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

  Distributable Net Investment Income

       Distributable net investment income for the year ended December 31, 2012 increased to $61.9 million, or $2.09 per share, compared with distributable net investment income of $41.3 million, or $1.77 per share, for the corresponding period of 2011. The increase in distributable net investment income was primarily due to the higher level of total investment income partially offset by higher interest and other operating expenses, due to the changes discussed above. Distributable net investment income on a per share basis for the year ended 2012 reflects (i) an increase of approximately $0.13 per share from 2011 in investment income attributable to higher levels of accelerated prepayment and repricing activity for certain debt investments and marketable securities investments, (ii) approximately $0.05 per share from the special dividend activity in the fourth quarter of 2012 and (iii) a greater number of average shares outstanding compared to the corresponding period in 2011 primarily due to the net effect of December 2012, June 2012, October 2011 and March 2011 follow-on equity offerings.

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

  Net Increase in Net Assets Resulting from Operations

       The net increase in net assets resulting from operations attributable to common stock during the year ended December 31, 2012 was $104.4 million, or $3.53 per share, compared with a net increase of $63.0 million, or $2.76 per share, in 2011. This $41.4 million increase was a result of the increase in net realized income discussed above, plus differences in the net change in unrealized appreciation from portfolio investments, marketable securities, SBIC debentures and investment in the Internal Investment Manager and the difference in the income tax provision. For the year ended December 31, 2012, the $44.5 million net change in unrealized appreciation from portfolio investments was principally attributable to (i) unrealized appreciation on 37 LMM portfolio investments totaling $57.8 million, partially offset by unrealized depreciation on 10 LMM portfolio investments totaling $4.6 million, (ii) $9.7 million of net unrealized appreciation on the Middle Market investment portfolio and (iii) $0.8 million of net unrealized appreciation on the Other Portfolio investments and Marketable securities and idle funds investments, partially offset by (iv) accounting reversals of net unrealized appreciation from prior periods of $18.3 million related to portfolio investment exits and repayments, and (v) accounting reversals of net unrealized appreciation from prior periods of $0.5 million related to Marketable securities and idle funds investments exits and repayments. For the year ended December 31, 2012, the $5.0 million net change in unrealized appreciation attributable to SBIC debentures and investment in the Internal Investment Manager was primarily attributable to unrealized depreciation on the SBIC debentures held by MSC II. The noncontrolling interest of $0.1 million recognized during the first quarter of 2012 reflects the pro rata portion of the net increase in net assets resulting from operations for MSC II attributable to the equity interests in MSC II that were not owned by MSCC prior to MSCC's completion of the Final MSC II Exchange. For the year ended December 31, 2012, we also recognized a net income tax provision of $10.8 million related to deferred taxes of $8.0 million and other taxes of $2.8 million. The deferred taxes related primarily to net unrealized appreciation on equity investments held in our taxable subsidiaries. The other taxes include $1.6 million related to an accrual for excise tax on our estimated spillover taxable income as of December 31, 2012 and $1.2 million related to accruals for state and other taxes.

  Liquidity and Capital Resources

  Cash Flows

       For the year ended December 31, 2013, we experienced a net decrease in cash and cash equivalents in the amount of $28.8 million. During the period, we used $240.7 million of cash for our operating activities, which resulted primarily from (i) cash flows we generated from the ordinary operating profits earned through our operating activities totaling $63.8 million, which is our $79.6 million of distributable net investment income, excluding the non-cash effects of the accretion of unearned income of $10.9 million, payment-in-kind interest income of $5.0 million, cumulative dividends of $1.4 million and the amortization expense for deferred financing costs of $1.5 million, (ii) cash uses totaling $824.8 million from (a) the funding of new portfolio company investments and settlement of accruals for portfolio investments existing as of December 31, 2013, which together total $767.5 million, (b) the funding of new Marketable securities and idle funds investments and settlement of accruals for Marketable securities and idle funds investments existing as of December 31, 2012, which together total $54.0 million, and (c) $3.3 million related to decreases in payables and accruals, and (iii) cash proceeds totaling $520.3 million from (a) $465.0 million in cash proceeds from the repayments or sales of debt investments and sales of equity investments, (b) $51.7 million of cash proceeds from the sale of Marketable securities and idle funds investments and (c) decreases in other assets of $3.6 million. During 2013, $211.9 million in cash was provided by financing activities, which principally consisted of (i) $131.5 million in net cash proceeds from public stock offering in August 2013, (ii) $105.0 million in net cash proceeds from the Credit Facility and (iii) $92.0 million in cash proceeds from the issuance of the Notes, partially offset by (i) a $24.8 million net decrease in outstanding SBIC debentures resulting from $63.8 million in repayments of SBIC debentures, net of $39.0 million in proceeds from the issuance of SBIC debentures, (ii) $83.2 million in cash dividends paid to stockholders and (iii) $6.3 million in loan costs associated with our SBIC debentures, our Notes and the Credit Facility.

       For the year ended December 31, 2012, we experienced a net increase in cash and cash equivalents in the amount of $20.9 million. During that period, we generated $48.9 million of cash from our operating activities, primarily from (i) distributable net investment income, excluding the non-cash effects of the accretion of unearned income, payment in kind interest income and the amortization of deferred financing costs, (ii) increases in payables, and (iii) realized gains, partially offset by increases in interest receivable. We used $184.5 million in net cash from investing activities, principally including the funding of $639.8 million for new portfolio company investments and the funding of $14.4 million for Marketable securities and idle funds investments, partially offset by (i) $400.0 million in cash proceeds from the repayment of portfolio debt investments, (ii) $35.1 million in cash proceeds from the exit of portfolio equity investments and (iii) $34.5 million of cash proceeds from the sale of Marketable securities and idle funds investments. During 2012, $156.5 million in cash was provided by financing activities, which principally consisted of (i) $169.9 million in net cash proceeds from public stock offerings in June and December 2012, (ii) $25.0 million in net cash proceeds from the Credit Facility and (iii) $5.0 million in net cash proceeds from the issuance of SBIC debentures, partially offset by (i) $39.9 million in cash dividends paid to stockholders and (ii) $2.2 million in loan costs associated with our SBIC debentures and the Credit Facility.

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

  Capital Resources

       As of December 31, 2013, we had $34.7 million in cash and cash equivalents, $13.3 million in Marketable securities and idle funds investments and $208.0 million of unused capacity under the Credit Facility, which we maintain to support our future investment and operating activities. As of December 31, 2013, our net asset value totaled $792.5 million, or $19.89 per share.

       The Credit Facility was amended and restated during the year ended December 31, 2013 to provide for an increase in total commitments from $287.5 million to $445.0 million and to increase the diversified group of lenders to thirteen lenders. The Credit Facility contains an accordion feature which allows us to increase the total commitments under the facility up to $500 million from new or existing lenders on the same terms and conditions as the existing commitments.

       Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable LIBOR rate (0.17%, as of December 31, 2013) plus 2.25% or (ii) the applicable base rate (Prime Rate, 3.25% as of December 31, 2013) plus 1.25%. We pay unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the assets of the Funds. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio of at least 1.5 to 1.0, and (iv) maintaining a minimum tangible net worth. The Credit Facility is now provided on a revolving basis through the maturity date in September 2018, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval. At December 31, 2013, we had $237.0 million in borrowings outstanding under the Credit Facility. As of December 31, 2013, the interest rate on the Credit Facility was 2.4%, and we were in compliance with all financial covenants of the Credit Facility.

       Due to each of the Funds' status as a licensed SBIC, we have the ability to issue, through the Funds, debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA generally in an amount up to twice its regulatory capital, which effectively approximates the amount of its equity capital. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time with no prepayment penalty. During the year ended December 31, 2013, we voluntarily prepaid $63.8 million of our SBIC debentures as part of an effort to manage the maturity dates of our oldest SBIC debentures. Main Street expects to issue new SBIC debentures under the SBIC program in the future in an amount up to the regulatory maximum amount of $225.0 million. On December 31, 2013, we, through the Funds, had $200.2 million of outstanding indebtedness guaranteed by the SBA, which carried a weighted average annual fixed interest rate of approximately 3.8%. The first maturity related to the SBIC debentures does not occur until 2017, and the remaining weighted average duration is approximately 7.3 years as of December 31, 2013.

       In April, 2013, we issued $92.0 million, including the underwriter's full exercise of the over-allotment option, in aggregate principal amount of the Notes. The Notes are unsecured obligations and rank pari passu with our current and future senior unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at our option on or after April 1, 2018. We may from time to time repurchase Notes in accordance with the 1940 Act and the rules promulgated thereunder. During the year ended December 31, 2013, we repurchased $1.1 million principal of the Notes in the open market for an aggregate purchase price of $1.1 million and surrendered them to the Trustee for cancellation. As of December 31, 2013, the outstanding balance of the Notes was $90.9 million. The indenture governing the Notes ("the Notes Indenture") contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Notes Indenture.

       In June 2012, we completed a follow-on public stock offering in which we sold 4,312,500 shares of common stock, including the underwriters' full exercise of the over-allotment option, at a price to the public of $22.50 per share (or approximately 143% of the then latest reported Net Asset Value per share), resulting in total net proceeds of approximately $93.0 million, after deducting underwriters' commissions and offering costs. In December 2012, we completed a follow-on public stock offering in which we sold 2,875,000 shares of common stock, including the underwriters' full exercise of the over-allotment option, at a price to the public of $28.00 per share (or approximately 160% of the then latest reported Net Asset Value per share), resulting in total net proceeds of approximately $77.1 million, after deducting underwriters' commissions and offering costs. In August 2013, we completed a follow-on public equity offering of 4,600,000 shares of common stock, including the underwriters' full exercise of their option to purchase additional shares, at a price to the public of $29.75 per share (or approximately 159% of the then latest reported Net Asset Value per share), resulting in total net proceeds of approximately $131.5 million, after deducting underwriters' commissions and offering costs.

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

       If our common stock trades below our net asset value per share, we will generally not be able to issue additional common stock at the market price unless our stockholders approve such a sale and our Board of Directors makes certain determinations. We did not seek approval to sell shares of our common stock below the then current net asset value per share of our common stock from our stockholders at our 2013 annual meeting of stockholders because our common stock price per share had been trading significantly above the current net asset value per share of our common stock, and we do not currently expect to seek such approval at our 2014 annual meeting of stockholders for the same reason. We would therefore need future approval from our stockholders to issue shares below the then current net asset value per share if we desire to issue shares of our common stock at a price below the then current net asset value per share.

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

       Although we have been able to secure access to additional liquidity, including recent public equity and debt offerings, our expanded $445 million Credit Facility, and the available leverage through the SBIC program, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

  Recently Issued Accounting Standards

       In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date ("ASU 2013-04"). ASU 2013-04 provides additional guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. Public companies are required to apply ASU 2013-04 prospectively for interim and annual reporting periods beginning after December 15, 2013.

       In June 2013, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2013-08, Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements ("ASU 2013-08"). ASU 2013-08 amends the criteria that define an investment company, clarifies the measurement guidance and requires certain additional disclosures. Public companies are required to apply ASU 2013-08 prospectively for interim and annual reporting periods beginning after December 15, 2013.

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

  Off-Balance Sheet Arrangements

       We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At December 31, 2013, we had a total of $95.4 million in outstanding commitments comprised of (i) 12 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) five capital commitments that had not been fully called.

  Contractual Obligations

       As of December 31, 2013, the future fixed commitments for cash payments in connection with our SBIC debentures and Notes for each of the next five years and thereafter are as follows:

	2014	2015	2016	2017	2018	2019 and thereafter	Total
	(dollars in thousands)
SBIC debentures	$—	$—	$—	$15,000	$10,200	$175,000	$200,200
Interest due on SBIC debentures	7,712	8,233	8,255	8,233	6,940	18,750	58,123
Notes	—	—	—	—	—	90,882	90,882
Interest due on Notes	5,566	5,566	5,566	5,567	5,567	25,050	52,882

Total	$13,278	$13,799	$13,821	$28,800	$22,707	$309,682	$402,087

       As of December 31, 2013, we had $237.0 million in borrowings outstanding under our Credit Facility, and the Credit Facility is currently scheduled to mature in September 2018. The Credit Facility contains two, one year extension options which could extend the maturity to September 2020. See further discussion of the Credit Facility terms in "— Liquidity and Capital Resources — Capital Resources".

  Related Party Transactions

       Subsequent to the completion of the Formation Transactions through March 31, 2013, the Internal Investment Manager was treated as a wholly owned portfolio company of MSCC and was included as part of our Investment Portfolio. At December 31, 2012, the Internal Investment Manager had a receivable of $4.1 million due from MSCC related to operating expenses incurred by the Internal Investment Manager required to support our business. Beginning April 1, 2013, the accounts of the Internal Investment Manager are included as a part of our consolidated financial statements and the Internal Investment Manager is reflected as a consolidated subsidiary, as opposed to being a part of our Investment Portfolio, and any intercompany balances between the Internal Investment Manager and MSCC or any of its other consolidated subsidiaries have been eliminated in consolidation.

       In June 2013, we adopted a deferred compensation plan for the non-employee members of our board of directors, which allows the directors at their option to defer all or a portion of the fees paid for their services as directors and have such deferred fees paid in shares of our common stock within 90 days after the participant's end of service as a director. As of December 31, 2013, $275,000 of directors' fees had been deferred under this plan. These deferred fees represented 9,858 shares of our common shares. These shares will not be issued or included as outstanding on the consolidated statement of changes in net assets until each applicable participant's end of service as a director, but are included in operating expenses and weighted average shares outstanding on our consolidated statement of operations as earned.

  Recent Developments

       During February 2014, we declared regular monthly dividends of $0.165 per share for each of April, May and June 2014. These regular monthly dividends equal a total of $0.495 per share for the second quarter of 2014. The second quarter 2014 regular monthly dividends represent a 6.5% increase from the dividends declared for the second quarter of 2013. Including the dividends declared for the second quarter of 2014, we will have paid $11.68 per share in cumulative dividends since our October 2007 initial public offering.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

       We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, marketable securities, and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of December 31, 2013, approximately 52% of our debt investment portfolio (at cost) bore interest at floating rates with approximately 99% of those floating-rate debt investments (at cost) subject to contractual minimum interest rates. As of December 31, 2013, none of our Marketable securities and idle funds investments (at cost) bore interest at floating rates. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the long term interest rates on our outstanding SBIC debentures, which comprise the majority of our outstanding debt, are fixed for the 10-year life of such debt. As of December 31, 2013, we had not entered into any interest rate hedging arrangements. At December 31, 2013, based on our applicable levels of our Credit Facility and floating-rate debt investments, a 1% change in interest rates would not have a material effect on our level of net investment income.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders' of
Main Street Capital Corporation

       We have audited the accompanying consolidated balance sheets of Main Street Capital Corporation (a Maryland corporation) and subsidiaries ("the Company"), including the consolidated schedule of investments, as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in net assets and cash flows for each of three years in the period ended December 31, 2013 and the financial highlights (see Note I) for each of the five years in the period ended December 31, 2013. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

       We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included verification by confirmation of securities as of December 31, 2013 and 2012, by correspondence with the portfolio companies and custodians, or by other appropriate auditing procedures where replies where not received. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Main Street Capital Corporation and subsidiaries as of December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, and the financial highlights for each of the five years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

       We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ GRANT THORNTON LLP

Houston, Texas
February 28, 2014

 Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders' of
Main Street Capital Corporation

       We have audited internal control over financial reporting of Main Street Capital Corporation (a Maryland corporation) and subsidiaries ("the Company") as of December 31, 2013, based on criteria established in the 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

       We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

       In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control — Integrated Framework issued by COSO.

       We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company, including the consolidated schedule of investments, as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in net assets and cash flows, for each of the three years in the period ended December 31, 2013 and the financial highlights (see Note I) for each of the five years in the period ended December 31, 2013, and our report dated February 28, 2014, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Houston, Texas
February 28, 2014

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	December 31, 2013	December 31, 2012
ASSETS
Portfolio investments at fair value:
Control investments (cost: $277,411 and $217,483 as of December 31, 2013 and 2012, respectively)	$356,973	$278,475
Affiliate investments (cost: $242,592 and $142,607 as of December 31, 2013 and 2012, respectively)	268,113	178,413
Non-Control/Non-Affiliate investments (cost: $643,068 and $456,975 as of December 31, 2013 and 2012, respectively)	661,102	467,543
Investment in affiliated Internal Investment Manager (cost: $2,668 as of December 31, 2012)	—	—

Total portfolio investments (cost: $1,163,071 and $819,733 as of December 31, 2013 and 2012, respectively)	1,286,188	924,431
Marketable securities and idle funds investments (cost: $14,885 and $28,469 as of December 31, 2013 and 2012, respectively)	13,301	28,535

Total investments (cost: $1,177,956 and $848,202 as of December 31, 2013 and 2012, respectively)	1,299,489	952,966
Cash and cash equivalents	34,701	63,517
Interest receivable and other assets	16,054	14,580
Deferred financing costs (net of accumulated amortization of $4,722 and $3,203 as of December 31, 2013 and 2012, respectively)	9,931	5,162

Total assets	$1,360,175	$1,036,225

LIABILITIES
SBIC debentures (par: $200,200 as of December 31, 2013 and $225,000 as of December 31, 2012, par of $75,200 and $100,000 is recorded at a fair value of $62,050 and $86,467 as of December 31, 2013 and 2012, respectively)	$187,050	$211,467
Credit facility	237,000	132,000
Notes payable	90,882	—
Payable for securities purchased	27,088	20,661
Accounts payable and other liabilities	10,549	4,527
Dividend payable	6,577	5,188
Deferred tax liability, net	5,940	11,778
Interest payable	2,556	3,562
Payable to affiliated Internal Investment Manager	—	4,066

Total liabilities	567,642	393,249
Commitments and contingencies (Note M)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 39,852,604 and 34,589,484 shares issued and outstanding as of December 31, 2013 and 2012, respectively)	398	346
Additional paid-in capital	694,981	544,136
Accumulated net investment income, net of cumulative dividends of $199,140 and $115,401 as of December 31, 2013 and 2012, respectively	22,778	35,869
Accumulated net realized gain from investments (accumulated net realized gain from investments of $17,115 before cumulative dividends of $43,449 as of December 31, 2013 and accumulated net realized gain from investments of $9,838 before cumulative dividends of $28,993 as of December 31, 2012)	(26,334)	(19,155)
Net unrealized appreciation, net of income taxes	100,710	81,780

Total net assets	792,533	642,976

Total liabilities and net assets	$1,360,175	$1,036,225

NET ASSET VALUE PER SHARE	$19.89	$18.59

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Twelve Months Ended December 31,
	2013	2012	2011
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$34,502	$24,752	$25,051
Affiliate investments	23,573	20,340	12,536
Non-Control/Non-Affiliate investments	57,083	43,766	27,458

Interest, fee and dividend income	115,158	88,858	65,045
Interest, fee and dividend income from marketable securities and idle funds	1,339	1,662	1,195

Total investment income	116,497	90,520	66,240
EXPENSES:
Interest	(20,238)	(15,631)	(13,518)
Compensation	(8,560)	—	—
General and administrative	(4,877)	(2,330)	(2,483)
Share-based compensation	(4,210)	(2,565)	(2,047)
Expenses reimbursed to affiliated Investment Manager	(3,189)	(10,669)	(8,915)

Total expenses	(41,074)	(31,195)	(26,963)

NET INVESTMENT INCOME	75,423	59,325	39,277
NET REALIZED GAIN (LOSS):
Control investments	8,669	(1,940)	407
Affiliate investments	981	16,215	781
Non-Control/Non-Affiliate investments	(2,705)	865	831
Marketable securities and idle funds investments	332	1,339	620
SBIC debentures	(4,775)	—

Total net realized gain (loss)	2,502	16,479	2,639

NET REALIZED INCOME	77,925	75,804	41,916
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION):
Portfolio investments	16,155	44,704	35,464
Marketable securities and idle funds investments	(1,652)	(240)	(475)
SBIC debentures	4,392	(4,751)	(6,329)
Investment in affiliated Investment Manager	—	(253)	(182)

Total net change in unrealized appreciation	18,895	39,460	28,478

INCOME TAXES:
Federal and state income, excise, and other taxes	(3,556)	(2,818)	(553)
Deferred taxes	3,591	(8,002)	(5,735)

Income tax benefit (provision)	35	(10,820)	(6,288)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	96,855	104,444	64,106
Noncontrolling interest	—	(54)	(1,139)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS ATTRIBUTABLE TO COMMON STOCK	$96,855	$104,390	$62,967

NET INVESTMENT INCOME PER SHARE — BASIC AND DILUTED	$2.06	$2.01	$1.69

NET REALIZED INCOME PER SHARE — BASIC AND DILUTED	$2.13	$2.56	$1.80

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS ATTRIBUTABLE TO COMMON STOCK PER SHARE — BASIC AND DILUTED	$2.65	$3.53	$2.76

DIVIDENDS PAID PER SHARE:
Regular monthly dividends	$1.86	$1.71	$1.56
Supplemental dividends	0.80	—	—

Total	$2.66	$1.71	$1.56

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	36,617,850	29,540,114	22,850,299
			.

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(in thousands, except shares)

	Common Stock				Accumulated Net Realized Gain From Investments, Net of Dividends	Net Unrealized Appreciation from Investments, Net of Income Taxes			Total Net Assets Including Noncontrolling Interest
				Accumulated Net Investment Income, Net of Dividends
	Number of Shares	Par Value	Additional Paid-In Capital				Total Net Asset Value	Noncontrolling Interest
Balances at December 31, 2010	18,797,444	$188	$224,485	$9,262	$(20,542)	$32,142	$245,535	$4,448	$249,983
Public offering of common stock, net of offering costs	7,475,000	75	127,699	—	—	—	127,774	—	127,774
Share-based compensation	—	—	2,047	—	—	—	2,047	—	2,047
Purchase of vested stock for employee payroll tax withholding	(32,725)		(674)				(674)		(674)
Dividend reinvestment	348,695	3	6,608	—	—	—	6,611	—	6,611
Issuance of restricted stock	125,970	1	(1)	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(110)	(110)
Dividends to stockholders	—	—	—	(36,008)	(2,541)	—	(38,549)	—	(38,549)
Net increase resulting from operations	—	—	—	39,277	2,638	22,191	64,106	—	64,106
Noncontrolling interest	—	—	—	—	—	(1,139)	(1,139)	1,139	—

Balances at December 31, 2011	26,714,384	$267	$360,164	$12,531	$(20,445)	$53,194	$405,711	$5,477	$411,188

Balances at December 31, 2011	26,714,384	$267	$360,164	$12,531	$(20,445)	$53,194	$405,711	$5,477	$411,188
Public offering of common stock, net of offering costs	7,187,500	72	169,874	—	—	—	169,946	—	169,946
MSC II noncontrolling interest acquisition	229,634	2	5,328	—	—	—	5,330	(5,417)	(87)
Adjustment to investment in Internal Investment Manager related to MSC II noncontrolling interest acquisition	—	—	(1,616)	—	—	—	(1,616)	—	(1,616)
Share-based compensation	—	—	2,565	—	—	—	2,565	—	2,565
Purchase of vested stock for employee payroll tax withholding	(43,503)	—	(1,096)	—	—	—	(1,096)	—	(1,096)
Dividend reinvestment	349,960	3	8,919	—	—	—	8,922	—	8,922
Issuance of restricted stock	151,509	2	(2)	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(114)	(114)
Dividends to stockholders	—	—	—	(35,987)	(15,189)	—	(51,176)	—	(51,176)
Net increase resulting from operations	—	—	—	59,325	16,479	28,640	104,444	—	104,444
Noncontrolling interest	—	—	—	—	—	(54)	(54)	54	—

Balances at December 31, 2012	34,589,484	$346	$544,136	$35,869	$(19,155)	$81,780	$642,976	$—	$642,976

Balances at December 31, 2012	34,589,484	$346	$544,136	$35,869	$(19,155)	$81,780	$642,976	$—	$642,976
Public offering of common stock, net of offering costs	4,600,000	46	$131,407	—	—	—	131,453	—	131,453
Share-based compensation	—	—	4,210	—	—	—	4,210	—	4,210
Purchase of vested stock for employee payroll tax withholding	(62,025)	(1)	(1,764)	—	—	—	(1,765)	—	(1,765)
Dividend reinvestment	433,218	4	13,622	—	—	—	13,626	—	13,626
Amortization of directors' deferred compensation	—	—	138	—	—	—	138	—	138
Issuance of restricted stock	275,145	3	(3)	—	—	—	—	—	—
Tax benefit related to vesting of restricted shares	—	—	620	—	—	—	620	—	620
Forfeited shares of terminated employees	(1,343)	—	—	—	—	—	—	—	—
Consolidation of Internal Investment Manager	—	—	2,037	—	—	—	2,037	—	2,037
Issuances of common stock	18,125	—	578	—	—	—	578	—	578
Dividends to stockholders	—	—	—	(83,739)	(14,456)	—	(98,195)	—	(98,195)
Net increase resulting from operations	—	—	—	70,648	7,277	18,930	96,855	—	96,855

Balances at December 31, 2013	39,852,604	398	$694,981	22,778	(26,334)	100,710	792,533	—	792,533

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Twelve Months Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$96,855	$104,444	$64,106
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Investments in portfolio companies	(767,457)	(639,776)	(358,889)
Proceeds from sales and repayments of debt investments in portfolio companies	446,042	400,017	158,101
Proceeds from sale of equity investments in portfolio companies	18,991	35,106	2,131
Investments in marketable securities and idle funds investments	(54,011)	(14,379)	(33,470)
Proceeds from marketable securities and idle funds investments	51,662	34,504	11,665
Net change in unrealized appreciation	(18,895)	(39,460)	(28,478)
Net realized (gain) loss	(2,502)	(16,479)	(2,639)
Accretion of unearned income	(10,881)	(12,409)	(6,842)
Payment-in-kind interest	(5,041)	(4,425)	(2,321)
Cumulative dividends	(1,377)	(315)	(1,651)
Share-based compensation expense	4,210	2,565	2,047
Amortization of deferred financing costs	1,519	1,036	662
Deferred taxes	(3,591)	8,002	5,735
Changes in other assets and liabilities:
Interest receivable and other assets	87	2,681	(2,163)
Interest payable	(1,006)	(422)	789
Payable to affiliated Internal Investment Manager	(3,960)	(765)	4,816
Accounts payable and other liabilities	5,137	1,941	998
Deferred fees and other	3,512	2,475	2,098

Net cash used in operating activities	(240,706)	(135,659)	(183,305)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	131,453	169,946	127,773
Proceeds from public offering of 6.125% Notes	92,000	—	—
Repurchases of 6.125% Notes	(1,108)	—	—
Dividends paid to stockholders	(83,180)	(39,922)	(28,330)
Proceeds from issuance of SBIC debentures	39,000	21,000	40,000
Repayments of SBIC debentures	(63,800)	(16,000)	—
Proceeds from credit facility	460,000	311,000	220,000
Repayments on credit facility	(355,000)	(286,000)	(152,000)
Payment of deferred loan costs and SBIC debenture fees	(6,288)	(2,201)	(2,287)
Other	(1,187)	(1,297)	(1,535)

Net cash provided by financing activities	211,890	156,526	203,621

Net increase (decrease) in cash and cash equivalents	(28,816)	20,867	20,316
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63,517	42,650	22,334

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,701	$63,517	$42,650

Supplemental cash flow disclosures:
Interest Paid	$19,760	$15,017	$12,067
Taxes paid	$2,431	$798	$194
Non-cash financing activities:
Shares issued pursuant to the DRIP	$13,627	$8,922	$6,611

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Control Investments(5)

ASC Interests, LLC	Recreational and Educational Shooting Facility
		11% Secured Debt (Maturity — July 31, 2018)	3,500	3,434	3,434
		Member Units (Fully diluted 48.4%)		1,500	1,500

				4,934	4,934

Bond-Coat, Inc.	Casing and Tubing Coating Services
		12% Secured Debt (Maturity — December 28, 2017)	14,750	14,581	14,750
		Common Stock (Fully diluted 42.9%)		6,220	8,850

				20,801	23,600

Café Brazil, LLC	Casual Restaurant Group
		Member Units (Fully diluted 69.0%)(8)		1,742	6,770

California Healthcare Medical Billing, Inc.	Outsourced Billing and Revenue Cycle Management
		12% Secured Debt (Maturity — October 17, 2015)	8,103	7,973	8,103
		Warrants (Fully diluted 21.3%)		1,193	3,380
		Common Stock (Fully diluted 9.8%)		1,177	1,560

				10,343	13,043

CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units (Fully diluted 41.6%)(8)		1,300	16,700

Ceres Management, LLC (Lambs Tire & Automotive)	Aftermarket Automotive Services Chain
		14% Secured Debt (Maturity — May 31, 2018)	4,000	4,000	4,000
		Class B Member Units (12% cumulative)(8)		3,586	3,586
		Member Units (Fully diluted 65.0%)		5,273	1,190
		9.5% Secured Debt (Lamb's Real Estate Investment I, LLC) (Maturity — October 1, 2025)	1,017	1,017	1,017
		Member Units (Lamb's Real Estate Investment I, LLC) (Fully diluted 100.0%)(8)		625	1,060

				14,501	10,853

Garreco, LLC	Manufacturer and Supplier of Dental Products
		14% Secured Debt (Maturity — January 12, 2018)	5,800	5,693	5,693
		Member Units (Fully diluted 32.0%)		1,200	1,200

				6,893	6,893

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2013
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Gulf Manufacturing, LLC	Manufacturer of Specialty Fabricated Industrial Piping Products
		9% PIK Secured Debt (Ashland Capital IX, LLC) (Maturity — June 30, 2017)	919	919	919
		Member Units (Fully diluted 34.2%)(8)		2,980	13,220

				3,899	14,139

Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
		12% Secured Debt (Maturity — June 4, 2015)	4,896	4,659	4,896
		Preferred Stock (8% cumulative)(8)		1,167	1,167
		Common Stock (Fully diluted 34.4%)		718	1,340

				6,544	7,403

Hawthorne Customs and Dispatch Services, LLC	Facilitator of Import Logistics, Brokerage, and Warehousing
		Member Units (Fully diluted 47.6%)(8)		589	440
		Member Units (Wallisville Real Estate, LLC) (Fully diluted 59.1%)(8)		1,215	2,050

				1,804	2,490

Hydratec, Inc.	Designer and Installer of Micro-Irrigation Systems
		Common Stock (Fully diluted 95.9%)(8)		7,095	13,720

IDX Broker, LLC	Provider of Marketing and CRM Tools for Real Estate
		12.5% Secured Debt (Maturity — November 18, 2018)	10,571	10,467	10,467
		Member Units (Fully diluted 63.9%)		5,029	5,029

				15,496	15,496

Impact Telecom, Inc.	Telecommunications Services
		LIBOR Plus 4.50%, Current Coupon 6.50%, Secured Debt (Maturity — May 31, 2018)(9)	1,575	1,568	1,568
		13% Secured Debt (Maturity — May 31, 2018)	22,500	14,690	14,690
		Warrants (Fully diluted 40.0%)		8,000	8,760

				24,258	25,018

Indianapolis Aviation Partners, LLC	Fixed Base Operator
		15% Secured Debt (Maturity — September 15, 2014)	3,550	3,483	3,550
		Warrants (Fully diluted 30.1%)		1,129	2,200

				4,612	5,750

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2013
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Jensen Jewelers of Idaho, LLC	Retail Jewelry Store
		Prime Plus 6.75%, Current Coupon 10.00%, Secured Debt (Maturity — November 14, 2016)(9)	4,255	4,193	4,255
		Member Units (Fully diluted 60.8%)(8)		811	3,310

				5,004	7,565

Lighting Unlimited, LLC	Commercial and Residential Lighting Products and Design Services
		8% Secured Debt (Maturity — August 22, 2014)	1,676	1,676	1,676
		Preferred Stock (non-voting)		459	470
		Warrants (Fully diluted 7.1%)		54	30
		Common Stock (Fully diluted 70.0%)		100	250

				2,289	2,426

Marine Shelters Holdings, LLC (LoneStar Marine Shelters)	Fabricator of Marine and Industrial Shelters
		12% Secured Debt (Maturity — December 28, 2017)	10,250	10,076	10,076
		Preferred Stock (Fully diluted 26.7%)		3,750	3,750

				13,826	13,826

Mid-Columbia Lumber Products, LLC	Manufacturer of Finger-Jointed Lumber Products
		10% Secured Debt (Maturity — December 18, 2017)	1,750	1,750	1,750
		12% Secured Debt (Maturity — December 18, 2017)	3,900	3,900	3,900
		9.5% Secured Debt (Mid-Columbia Real Estate, LLC) (Maturity — May 13, 2025)	972	972	972
		Member Units (Fully diluted 54.0%)(8)		1,132	8,280
		Member Units (Mid-Columbia Real Estate, LLC)		250	440
		(Fully diluted 50.0%)(8)

				8,004	15,342

MSC Adviser I, LLC	Investment Adviser
		Member Units (Fully diluted 100.0%)		—	1,064

NAPCO Precast, LLC	Precast Concrete Manufacturing
		Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity — September 1, 2015)(9)	2,750	2,703	2,750
		Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity — February 1, 2016)(9)	2,923	2,893	2,923
		18% Secured Debt (Maturity — February 1, 2016)	4,468	4,418	4,468
		Member Units (Fully diluted 44.0%)(8)		2,975	5,920

				12,989	16,061

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2013
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

NRI Clinical Research, LLC	Clinical Research Center
		14% Secured Debt (Maturity — September 8, 2016)	4,394	4,226	4,226
		Warrants (Fully diluted 12.5%)		252	440
		Member Units (Fully diluted 24.8%)		500	870

				4,978	5,536

NRP Jones, LLC	Manufacturer of
	Hoses, Fittings and Assemblies
		12% Secured Debt (Maturity — December 22, 2016)	12,100	11,382	12,100
		Warrants (Fully diluted 12.2%)		817	1,420
		Member Units (Fully diluted 43.2%)(8)		2,900	5,050

				15,099	18,570

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
		Common Stock (Fully diluted 48.0%)(8)		1,080	13,420

Pegasus Research Group, LLC (Televerde)	Telemarketing and Data Services
		15% Secured Debt (Maturity — January 6, 2016)	4,791	4,760	4,791
		Member Units (Fully diluted 43.7%)(8)		1,250	4,860

				6,010	9,651

PPL RVs, Inc.	Recreational Vehicle Dealer
		11.1% Secured Debt (Maturity — June 10, 2015)	7,860	7,827	7,860
		Common Stock (Fully diluted 51.1%)		2,150	7,990

				9,977	15,850

Principle Environmental, LLC	Noise Abatement Services
		12% Secured Debt (Maturity — February 1, 2016)	3,506	3,070	3,506
		12% Current / 2% PIK Secured Debt (Maturity — February 1, 2016)	4,674	4,617	4,656
		Warrants (Fully diluted 14.6%)		1,200	2,620
		Member Units (Fully diluted 22.6%)(8)		1,863	4,180

				10,750	14,962

River Aggregates, LLC	Processor of Construction Aggregates
		12% Secured Debt (Maturity — June 30, 2018)	500	500	500
		Zero Coupon Secured Debt (Maturity — June 30, 2018)	750	421	421
		Member Units (Fully diluted 38.3%)		1,150	—
		Member Units (RA Properties, LLC) (Fully diluted 50.0%)		369	369

				2,440	1,290

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2013
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Southern RV, LLC	Recreational Vehicle Dealer
		13% Secured Debt (Maturity — August 8, 2018)	11,400	11,239	11,239
		Member Units (Fully diluted 50.2%)		1,680	1,680
		13% Secured Debt (Southern RV Real Estate, LLC) (Maturity — August 8, 2018)	3,250	3,204	3,204
		Member Units (Southern RV Real Estate, LLC) (Fully diluted 55.69%)		480	480

				16,603	16,603

The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
		4.5% Current / 4.5% PIK Secured Debt (Maturity — July 1, 2014)	1,079	1,079	880
		6% Current / 6% PIK Secured Debt (Maturity — July 1, 2014)	5,639	5,639	4,600
		Warrants (Fully diluted 52.3%)		1,096	—

				7,814	5,480

Travis Acquisition LLC	Manufacturer of Aluminum Trailers
		12% Secured Debt (Maturity — August 30, 2018)	9,200	9,025	9,025
		Member Units (Fully diluted 65.5%)		7,100	7,100

				16,125	16,125

Uvalco Supply, LLC	Farm and Ranch Supply Store
		9% Secured Debt (Maturity — January 1, 2019)	2,175	2,175	2,175
		Member Units (Fully diluted 42.8%)(8)		1,113	3,730

				3,288	5,905

Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage
		13% Secured Debt (Maturity — December 23, 2016)	3,204	3,158	3,158
		Series A Preferred Stock (Fully diluted 50.9%)		3,000	1,510
		Common Stock (Fully diluted 19.1%)		3,706	—

				9,864	4,668

Ziegler's NYPD, LLC	Casual Restaurant Group
		Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity — October 1, 2018)(9)	1,000	1,000	1,000
		9% Current / 9% PIK Secured Debt (Maturity — October 1, 2018)	5,449	5,449	4,820
		Warrants (Fully diluted 46.6%)		600	—

				7,049	5,820

Subtotal Control Investments (27.5% of total investments at fair value)				277,411	356,973

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2013
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Affiliate Investments(6)

American Sensor Technologies, Inc.	Manufacturer of Commercial / Industrial Sensors
		Warrants (Fully diluted 19.6%)		50	10,100

Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions
		13% Secured Debt (Maturity — April 17, 2017)	5,000	4,799	4,799
		Warrants (Fully diluted 7.5%)		200	530

				4,999	5,329

Buffalo Composite Materials Holdings, LLC(10)	Manufacturer of Fiberglass Products
		Member Units (Fully diluted 23.1%)		2,035	2,035

Condit Exhibits, LLC	Tradeshow Exhibits / Custom Displays
		12% Secured Debt (Maturity — July 31, 2018)	3,750	3,750	3,750
		Warrants (Fully diluted 15.0%)(8)		100	540

				3,850	4,290

Congruent Credit Opportunities Funds(12)(13)	Investment Partnership
		LP Interests (Congruent Credit Opportunities Fund II, LP) (Fully diluted 19.8%)(8)		22,060	22,692
		LP Interests (Congruent Credit Opportunities Fund III, LP) (Fully diluted 17.4%)		4,128	4,128

				26,188	26,820

Daseke, Inc.	Specialty Transportation Provider
		12% Current / 2.5% PIK Secured Debt (Maturity — July 31, 2018)	20,206	19,828	19,828
		Common Stock (Fully diluted 12.6%)		4,642	11,689

				24,470	31,517

Dos Rios Partners(12)(13)	Investment Partnership
		LP Interests (Dos Rios Partners, LP) (Fully diluted 27.69%)		1,269	1,269
		LP Interests (Dos Rios Partners — A, LP) (Fully diluted 9.14%)		403	403

				1,672	1,672

East Teak Fine Hardwoods, Inc.	Hardwood Products
		Common Stock (Fully diluted 5.0%)		480	450

Freeport Financial SBIC Fund LP(12)(13)	Investment Partnership
		LP Interests (Fully diluted 9.9%)		1,618	1,618

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2013
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Gault Financial, LLC (RMB Capital, LLC)	Purchases and Manages Liquidation of Distressed Assets
		14% Secured Debt (Maturity — November 21, 2016)	12,165	11,747	10,550
		Warrants (Fully diluted 22.5%)		400	—

				12,147	10,550

Glowpoint, Inc.	Cloud Managed Video Collaboration Services
		8% Secured Debt (Maturity — October 18, 2018)	300	294	294
		12% Secured Debt (Maturity — October 18, 2018)	9,000	8,892	8,892
		Common Stock (Fully diluted 21.8%) (GP Investment Holdings, LLC)		3,800	10,235

				12,986	19,421

Houston Plating and Coatings, LLC	Plating and Industrial Coating Services
		Member Units (Fully diluted 11.1%)(8)		635	9,160

Indianhead Pipeline Services, LLC	Pipeline Support Services
		12% Secured Debt (Maturity — February 6, 2017)	7,800	7,394	7,800
		Preferred Equity (8% cumulative)(8)		1,832	1,832
		Warrants (Fully diluted 10.6%)		459	470
		Member Units (Fully diluted 12.1%)(8)		1	530

				9,686	10,632

Integrated Printing Solutions, LLC	Specialty Card Printing
		8% PIK Secured Debt (Maturity — January 31, 2014)(14)	750	750	750
		13% PIK Secured Debt (Maturity — September 23, 2016)(14)	12,500	11,918	8,365
		Preferred Equity (Fully diluted 11.0%)		2,000	—
		Warrants (Fully diluted 8.0%)		600	—

				15,268	9,115

irth Solutions, LLC	Damage Prevention Technology Information Services
		Member Units (Fully diluted 12.8%)(8)		624	3,300

KBK Industries, LLC	Specialty Manufacturer of Oilfield and Industrial Products
		12.5% Secured Debt (Maturity — September 28, 2017)	9,000	8,927	9,000
		Member Units (Fully diluted 17.5%)(8)		341	5,740

				9,268	14,740

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2013
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

OnAsset Intelligence, Inc.	Transportation Monitoring / Tracking Services
		12% PIK Secured Debt (Maturity — June 30, 2014)	2,330	1,788	1,788
		Preferred Stock (7% cumulative) (Fully diluted 3.6%)(8)		1,815	2,602
		Warrants (Fully diluted 14.2%)		1,787	370

				5,390	4,760

OPI International Ltd.(13)	Oil and Gas Construction Services
		Common Equity (Fully diluted 11.5%)		1,371	4,971

PCI Holding Company, Inc.	Manufacturer of Industrial Gas Generating Systems
		12% Current / 4% PIK Secured Debt (Maturity — December 18, 2017)	4,449	4,376	4,449
		Preferred Stock (20% cumulative) (Fully diluted 19.4%)(8)		1,847	3,311

				6,223	7,760

Quality Lease and Rental Holdings, LLC	Rigsite Accommodation Unit Rental and Related Services
		12% Secured Debt (Maturity — January 8, 2018)(14)	37,350	36,843	20,000
		Preferred Member Units (Rocaciea, LLC) (Fully diluted 20.0%)		2,500	—

				39,343	20,000

Radial Drilling Services Inc.	Oil and Gas Technology
		12% Secured Debt (Maturity — November 22, 2016)	4,200	3,626	3,626
		Warrants (Fully diluted 24.0%)		758	—

				4,384	3,626

Samba Holdings, Inc.	Intelligent Driver Record Monitoring Software and Services
		12.5% Secured Debt (Maturity — November 17, 2016)	11,453	11,325	11,453
		Common Stock (Fully diluted 19.4%)		1,707	4,510

				13,032	15,963

Spectrio LLC	Audio Messaging Services
		LIBOR Plus 7.50%, Current Coupon 8.50%, Secured	17,878	17,504	17,878
		Debt (Maturity — November 19, 2018)
		Warrants (Fully diluted 9.8%)		887	3,850

				18,391	21,728

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2013
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

SYNEO, LLC	Manufacturer of Specialty Cutting Tools and Punches
		12% Secured Debt (Maturity — July 13, 2016)	4,300	4,238	4,238
		10% Secured Debt (Leadrock Properties, LLC) (Maturity — May 4, 2026)	1,440	1,414	1,414
		Member Units (Fully diluted 10.8%)		1,036	740

				6,688	6,392

Texas Reexcavation LC	Hydro Excavation Services
		12% Current / 3% PIK Secured Debt (Maturity — December 31, 2017)	6,185	6,082	6,082
		Class A Member Units (Fully diluted 16.3%)		2,900	3,270

				8,982	9,352

Tin Roof Acquisition Company	Casual Restaurant Group
		12% Secured Debt (Maturity — November 30, 2018)	11,000	10,785	10,785
		Class C Preferred Member Units (10% cumulative) (Fully diluted 10.0%)(8)		2,027	2,027

				12,812	12,812

Subtotal Affiliate Investments (20.6% of total investments at fair value)				242,592	268,113

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2013
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Non-Control/Non-Affiliate Investments(7)

ABG Intermediate Holdings 2, LLC(11)	Trademark Licensing of Clothing
		LIBOR Plus 5.00%, Current Coupon 6.00%, Secured Debt (Maturity — June 28, 2019)(9)	7,500	7,463	7,463

Allflex Holdings III Inc.(11)	Manufacturer of Livestock Identification Products
		LIBOR Plus 7.00%, Current Coupon 8.00%, Secured Debt (Maturity — July 19, 2021)(9)	5,000	4,952	5,076

Alvogen Pharma US, Inc.(11)	Pharmaceutical Company Focused on Generics
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity — May 23, 2018)(9)	1,966	1,938	1,996

AM General LLC(11)	Specialty Vehicle Manufacturer
		LIBOR Plus 9.00%, Current Coupon 10.25%, Secured Debt (Maturity — March 22, 2018)(9)	2,850	2,775	2,501

AM3 Pinnacle Corporation(10)	Provider of Comprehensive Internet, TV and Voice Services for Multi-Dwelling Unit Properties
		10% Secured Debt (Maturity — October 22, 2018)	22,500	22,320	22,320
		Common Stock (Fully diluted 3.2%)		2,000	2,000

				24,320	24,320

American Beacon Advisors Inc.(11)	Provider of Sub-Advised Investment Products
		LIBOR Plus 3.75%, Current Coupon 4.75%, Secured Debt (Maturity — November 22, 2019)(9)	6,500	6,436	6,534

AmeriTech College, LLC	For-Profit Nursing and Healthcare College
		18% Secured Debt (Maturity — March 9, 2017)	6,050	5,960	6,050

AMF Bowling Centers, Inc.(11)	Bowling Alley Operator
		LIBOR Plus 7.50%, Current Coupon 8.75%, Secured Debt (Maturity — June 29, 2018)(9)	4,938	4,799	4,975

Anchor Hocking, LLC(11)	Household Products Manufacturer
		LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity — May 21, 2020)(9)	6,965	6,900	7,078

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2013
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Ancile Solutions, Inc.(11)	Provider of eLearning Solutions
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity — July 15, 2018)(9)	9,628	9,571	9,652

Answers Corporation(11)	Consumer Internet Search Services Provider
		LIBOR Plus 5.50%, Current Coupon 6.50%, Secured Debt (Maturity — December 20, 2018)(9)	8,500	8,415	8,436

AP Gaming I, LLC(10)	Developer, Manufacturer, and Operator of Gaming Machines
		LIBOR Plus 8.25%, Current Coupon 9.25%, Secured Debt (Maturity — December 20, 2020)(9)	7,000	6,790	6,913

Apria Healthcare Group, Inc.(11)	Provider of Home Healthcare Equipment
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity — April 6, 2020)(9)	5,473	5,441	5,500

Artel, LLC(11)	Land-Based and Commercial Satellite Provider
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity — November 27, 2017)(9)	5,953	5,878	5,864

Atkins Nutritionals Holdings II, Inc.(11)	Weight Management Food Products
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity — January 2, 2019)(9)	1,985	1,985	2,010

B.J. Alan Company	Retailer and Distributor of Consumer Fireworks
		12.5% Current / 2.5% PIK Secured Debt (Maturity — June 22, 2017)	11,235	11,158	11,158

BBTS Borrower LP(11)	Oil & Gas Exploration and Midstream Services
		LIBOR Plus 6.50%, Current Coupon 7.75%, Secured Debt (Maturity — June 4, 2019)(9)	6,948	6,883	7,013

Blackhawk Specialty Tools LLC(11)	Oilfield Equipment & Services
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity — August 1, 2019)(9)	5,413	5,375	5,399

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2013
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Bluestem Brands, Inc.(11)	Multi-Channel Retailer of General Merchandise
		LIBOR Plus 6.50%, Current Coupon 7.50%, Secured Debt (Maturity — December 6, 2018)(9)	4,000	3,921	3,960

Brand Connections, LLC	Venue-Based Marketing and Media
		12% Secured Debt (Maturity — April 30, 2015)	7,063	6,983	7,063

Brasa Holdings Inc.(11)	Upscale Full Service Restaurants
		LIBOR Plus 4.75%, Current Coupon 5.75%, Secured Debt (Maturity — July 19, 2019)(9)	3,456	3,379	3,498
		LIBOR Plus 9.50%, Current Coupon 11.00%, Secured Debt (Maturity — January 20, 2020)(9)	3,857	3,820	3,896

				7,199	7,394

Calloway Laboratories, Inc.(10)	Health Care Testing Facilities
		12.00% PIK Secured Debt (Maturity — September 30, 2014)	6,336	6,276	4,738
		Warrants (Fully diluted 1.5%)		17	—

				6,293	4,738

CDC Software Corporation(11)	Enterprise Application Software
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity — August 6, 2018)(9)	4,197	4,163	4,244

Cedar Bay Generation Company LP(11)	Coal-Fired Cogeneration Plant
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity — April 23, 2020)(9)	7,964	7,891	8,028

Charlotte Russe, Inc(11)	Fast-Fashion Retailer to Young Women
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity — May 22, 2019)(9)	4,988	4,942	4,919

CHI Overhead Doors, Inc.(11)	Manufacturer of Overhead Garage Doors
		LIBOR Plus 9.50%, Current Coupon 11.00%, Secured Debt (Maturity — September 18, 2019)(9)	2,500	2,462	2,513

Collective Brands Finance, Inc.(11)	Specialty Footwear Retailer
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity — October 9, 2019)(9)	2,481	2,481	2,494

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2013
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Compact Power Equipment, Inc.	Equipment / Tool Rental
		6% Current / 6% PIK Secured Debt (Maturity — October 1, 2017)	3,918	3,901	3,918
		Series A Stock (8% cumulative) (Fully diluted 4.2%)(8)		998	2,230

				4,899	6,148

CGSC of Delaware Holdings Corp.(11)(13)	Insurance Brokerage Firm
		LIBOR Plus 7.00%, Current Coupon 8.25%, Secured Debt (Maturity — October 16, 2020)(9)	2,000	1,972	1,940

Connolly Holdings Inc.(11)	Audit Recovery Software
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity — July 13, 2018)(9)	2,395	2,376	2,405
		LIBOR Plus 9.25%, Current Coupon 10.50%, Secured Debt (Maturity — January 15, 2019)(9)	2,000	1,967	2,045

				4,343	4,450

CST Industries Inc.(11)	Storage Tank Manufacturer
		LIBOR Plus 6.25%, Current Coupon 7.75%, Secured Debt (Maturity — May 22, 2017)(9)	11,563	11,436	11,389

Drilling Info, Inc.	Information Services for the Oil and Gas Industry
		Common Stock (Fully diluted 2.1%)		1,335	9,470

Emerald Performance Materials, Inc.(11)	Specialty Chemicals Manufacturer
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity — May 18, 2018)(9)	4,434	4,401	4,467

EnCap Energy Fund Investments(12)(13)	Investment Partnership
		LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%)(8)		2,868	2,985
		LP Interests (EnCap Energy Capital Fund VIII Co-Investors, L.P.) (Fully diluted 0.3%)		1,192	1,301
		LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)		646	646
		LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)		2,723	2,723

				7,429	7,655

e-Rewards, Inc.(11)	Provider of Digital Data Collection
		LIBOR Plus 5.00%, Current Coupon 6.00%, Secured Debt (Maturity — October 29, 2018)(9)	11,000	10,786	10,931

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2013
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Excelitas Technologies Corp.(11)	Lighting and Sensor Components
		LIBOR Plus 5.00%, Current Coupon 6.00%, Secured Debt (Maturity — November 2, 2020)(9)	3,958	3,919	3,987

Fender Musical Instruments Corporation(11)	Manufacturer of Musical Instruments
		LIBOR Plus 4.50%, Current Coupon 5.75%, Secured Debt (Maturity — April 3, 2019)(9)	448	443	455

FC Operating, LLC(10)	Christian Specialty Retail Stores
		LIBOR Plus 10.75%, Current Coupon 12.00%, Secured Debt (Maturity — November 14, 2017)(9)	5,550	5,459	5,437

FishNet Security, Inc.(11)	Information Technology Value-Added Reseller
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity — November 30, 2017)(9)	7,920	7,856	7,965

Fram Group Holdings, Inc.(11)	Manufacturer of Automotive Maintenance Products
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity — July 31, 2017)(9)	964	961	958
		LIBOR Plus 9.00%, Current Coupon 10.50%, Secured Debt (Maturity — January 29, 2018)(9)	1,000	996	953

				1,957	1,911

Gastar Exploration USA, Inc.(11)	Oil & Gas Exploration & Production
		8.63% Secured Bond (Maturity — May 15, 2018)	1,000	1,000	983

Getty Images, Inc.(11)	Digital Photography and Video Content Marketplace
		LIBOR Plus 3.50%, Current Coupon 4.75%, Secured Debt (Maturity — October 18, 2019)(9)	4,987	4,501	4,665

Golden Nugget, Inc.(11)	Owner & Operator of Hotels & Casinos
		LIBOR Plus 4.50%, Current Coupon 5.50%, Secured Debt (Maturity — November 21, 2019)(9)	1,400	1,380	1,424

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2013
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Grupo Hima San Pablo, Inc.(11)	Tertiary Care Hospitals
		LIBOR Plus 7.00%, Current Coupon 8.50%, Secured Debt (Maturity — January 31, 2018)(9)	4,963	4,877	4,714
		13.75 Secured Debt (Maturity — July 31, 2018)	2,000	1,911	1,900

				6,788	6,614

Healogics, Inc.(11)	Wound Care Management
		Common Equity (Fully diluted 0.02%)(8)		50	50

iEnergizer Limited(11)(13)	Provider of Business Outsourcing Solutions
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity — May 1, 2019)(9)	8,150	8,020	8,028

Inn of the Mountain Gods Resort and Casino(11)	Hotel & Casino
		9.25% Secured Debt (Maturity — November 30, 2020)	4,096	3,901	3,953

Ipreo Holdings LLC(11)	Application Software for Capital Markets
		LIBOR Plus 4.00%, Current Coupon 5.00%, Secured Debt (Maturity — August 5, 2017)(9)	5,637	5,630	5,721

Ivy Hill Middle Market Credit Fund III, Ltd.(12)(13)	Investment Partnership
		LIBOR Plus 6.50%, Current Coupon 6.78%, Secured Debt (Maturity — January 15, 2022)	2,000	1,704	2,000

Jackson Hewitt Tax Service Inc.(11)	Tax Preparation Services
		LIBOR Plus 8.50%, Current Coupon 10.00%, Secured Debt (Maturity — October 16, 2017)(9)	4,844	4,688	4,820

Joerns Healthcare, LLC(11)	Health Care Equipment & Supplies
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity — March 28, 2018)(9)	6,451	6,395	6,322

Keypoint Government Solutions, Inc.(11)	Pre-Employment Screening Services
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity — November 13, 2017)(9)	4,483	4,411	4,439

Larchmont Resources, LLC(11)	Oil & Gas Exploration & Production
		LIBOR Plus 7.25%, Current Coupon 8.50%, Secured Debt (Maturity — August 7, 2019)(9)	6,965	6,899	7,096

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2013
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Learning Care Group (US) No. 2 Inc.(11)	Provider of Early Childhood Education
		LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity — May 8, 2019)(9)	5,486	5,436	5,521

LJ Host Merger Sub, Inc.(11)	Managed Services and Hosting Provider
		LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity — December 23, 2019)(9)	10,000	9,901	9,950
		LIBOR Plus 8.75%, Current Coupon 10.00%, Secured Debt (Maturity — December 23, 2020)(9)	5,000	4,901	4,975

				14,802	14,925

LKCM Distribution Holdings, L.P.	Distributor of Industrial Process Equipment
		12% Current / 2.5% PIK Secured Debt (Maturity — December 23, 2018)	16,506	16,342	16,342

LKCM Headwater Investments I, L.P.(12)(13)	Investment Partnership
		LP Interests (Fully diluted 2.27%)(8)		1,500	3,033

MAH Merger Corporation(11)	Sports-Themed Casual Dining Chain
		LIBOR Plus 4.50%, Current Coupon 5.75%, Secured Debt (Maturity — July 19, 2019)(9)	7,350	7,277	7,313

Media Holdings, LLC(11)(13)	Internet Traffic Generator
		14% Secured Debt (Maturity — October 18, 2018)	5,894	5,781	5,952

MediMedia USA, Inc.(11)	Provider of Healthcare Media and Marketing
		LIBOR Plus 6.75%, Current Coupon 8.00%, Secured Debt (Maturity — November 20, 2018)(9)	5,473	5,339	5,351

Medpace Intermediateco, Inc.(11)	Clinical Trial Development and Execution
		LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity — June 19, 2017)(9)	2,924	2,896	2,924

MedSolutions Holdings, Inc.(11)	Specialty Benefit Management
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity — July 8, 2019)(9)	3,900	3,864	3,912

Metal Services LLC(11)	Steel Mill Services
		LIBOR Plus 5.00%, Current Coupon 6.00%, Secured Debt (Maturity — June 30, 2017)(9)	5,313	5,313	5,365

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2013
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Milk Specialties Company(11)	Processor of Nutrition Products
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity — November 9, 2018)(9)	4,905	4,863	4,911

Miramax Film NY, LLC(11)	Motion Picture Producer and Distributor
		Class B Units (Fully diluted 0.2%)		500	871

Modern VideoFilm, Inc.(10)	Post-Production Film Studio
		LIBOR Plus 3.50%, Current Coupon 5.00% / 8.50% PIK, Current Coupon Plus PIK 13.50%, Secured Debt (Maturity — December 19, 2017)(9)	5,397	5,198	4,749
		Warrants (Fully diluted 2.5%)		151	1

				5,349	4,750

MP Assets Corporation(11)	Manufacturer of Battery Components
		LIBOR Plus 4.50%, Current Coupon 5.50%, Secured Debt (Maturity — December 19, 2019)(9)	4,600	4,554	4,589

National Vision, Inc.(11)	Discount Optical Retailer
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity — August 2, 2018)(9)	3,163	3,125	3,173

NCP Investment Holdings, Inc.	Management of Outpatient Cardiac Cath Labs
		Class A and C Units (Fully diluted 3.3%)		20	3,170

NGPL PipeCo, LLC(11)	Natural Gas Pipelines and Storage Facilities
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity — September 15, 2017)(9)	9,805	9,660	9,163

Nice-Pak Products, Inc.(11)	Pre-Moistened Wipes Manufacturer
		LIBOR Plus 6.50%, Current Coupon 8.00%, Secured Debt (Maturity — June 18, 2014)(9)	5,701	5,650	5,530

North American Breweries Holdings, LLC(11)	Operator of Specialty Breweries
		LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity — December 11, 2018)(9)	3,960	3,892	3,881

NRC US Holding Company LLC(11)	Environmental Services Provider
		LIBOR Plus 4.50%, Current Coupon 5.50%, Secured Debt (Maturity — July 30, 2019)(9)	3,413	3,396	3,421

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2013
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Nuverra Environmental Solutions, Inc.(11)(13)	Water Treatment and Disposal Services
		9.88% Unsecured Bond (Maturity — April 15, 2018)	3,500	3,500	3,413

Ospemifene Royalty Sub LLC (QuatRx)(10)	Estrogen-Deficiency Drug Manufacturer and Distributor
		11.50% Secured Debt (Maturity — November 15, 2026)	5,000	5,000	5,000

Panolam Industries International, Inc.(11)	Decorative Laminate Manufacturer
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity — August 23, 2017)(9)	7,499	7,435	7,255

Permian Holdings, Inc.(11)	Storage Tank Manufacturer
		10.50% Secured Bond (Maturity — January 15, 2018)	3,150	3,116	3,103

Philadelphia Energy Solutions Refining and Marketing LLC(11)	Oil & Gas Refiner
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity — April 4, 2018)(9)	2,978	2,939	2,625

Pitney Bowes Management Services Inc.(11)	Provider of Document Management Services
		LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity — October 1, 2019)(9)	5,985	5,927	6,030

Polyconcept Financial B.V.(11)	Promotional Products to Corporations and Consumers
		LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity — June 28, 2019)(9)	3,413	3,381	3,425

Primesight Limited(10)(13)	Outdoor Advertising Operator
		11.25% Secured Debt (Maturity — October 17, 2015)	7,378	7,378	8,163

PT Network, LLC(10)	Provider of Outpatient Physical Therapy and Sports Medicine Services
		LIBOR Plus 7.00%, Current Coupon 8.50%, Secured Debt (Maturity — November 1, 2018)(9)	8,597	8,499	8,499

Radio One, Inc.(11)	Radio Broadcasting
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity — March 31, 2016)(9)	2,902	2,873	2,977

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2013
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Ravago Holdings America, Inc.(11)	Polymers Distributor
		LIBOR Plus 4.50%, Current Coupon 5.50%, Secured Debt (Maturity — December 20, 2020)(9)	6,250	6,188	6,266

Relativity Media, LLC(10)	Full-scale Film and Television Production and Distribution
		10.00% Secured Debt (Maturity — May 24, 2015)	5,787	5,739	6,026
		15.00% PIK Secured Debt (Maturity — May 24, 2015)	6,370	6,189	6,449
		Class A Units (Fully diluted 0.2%)		292	1,521

				12,220	13,996

Sabre Industries, Inc.(11)	Manufacturer of Telecom Structures and Equipment
		LIBOR Plus 4.75%, Current Coupon 5.75%, Secured Debt (Maturity — August 24, 2018)(9)	2,975	2,948	2,975

SAExploration, Inc.(10)(13)	Geophysical Services Provider
		11.00% Current / 2.50% PIK Secured Debt (Maturity — November 28, 2016)	8,075	8,173	8,075
		Common Stock (Fully diluted 0.01%)(8)	—	65	55

				8,238	8,130

SCE Partners, LLC(10)	Hotel & Casino Operator
		LIBOR Plus 7.25%, Current Coupon 8.25%, Secured Debt (Maturity — August 8, 2019)(9)	7,500	7,429	6,975

Sotera Defense Solutions, Inc.(11)	Defense Industry Intelligence Services
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity — April 21, 2017)(9)	11,651	11,086	10,486

Sourcehov LLC(11)	Business Process Services
		LIBOR Plus 7.50%, Current Coupon 8.75%, Secured Debt (Maturity — April 30, 2019)(9)	1,500	1,486	1,523

Sutherland Global Services, Inc.(11)	Business Process Outsourcing Provider
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity — March 6, 2019)(9)	6,738	6,619	6,754

Synagro Infrastructure Company, Inc(11)	Waste Management Services
		LIBOR Plus 5.25%, Current Coupon 6.25%, Secured Debt (Maturity — August 22, 2020)(9)	6,983	6,849	6,924

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2013
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Targus Group International(11)	Protective Cases for Mobile Devices
		LIBOR Plus 9.50%, Current Coupon 11.00% / 1.00% PIK, Current Coupon Plus PIK 12.00%, Secured Debt (Maturity — May 24, 2016)(9)	4,426	4,445	3,696

Technimark LLC(11)	Injection Molding
		LIBOR Plus 4.25%, Current Coupon 5.50%, Secured Debt (Maturity — April 17, 2019)(9)	3,734	3,701	3,753

TeleGuam Holdings, LLC(11)	Cable and Telecom Services Provider
		LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity — December 10, 2018)(9)	6,965	6,933	6,948
		LIBOR Plus 7.50%, Current Coupon 8.75%, Secured Debt (Maturity — June 10, 2019)(9)	2,500	2,477	2,513

				9,410	9,461

Templar Energy LLC(11)	Oil & Gas Exploration & Production
		LIBOR Plus 7.00%, Current Coupon 8.00%, Secured Debt (Maturity — November 25, 2020)(9)	3,000	2,941	3,017

Tervita Corporation(11)(13)	Oil and Gas Environmental Services
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity — May 15, 2018)(9)	5,474	5,427	5,507

The Tennis Channel, Inc.(10)	Television-Based Sports Broadcasting
		Warrants (Fully diluted 0.1%)		235	301

The Topps Company, Inc.(11)	Trading Cards & Confectionary
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity — October 2, 2018)(9)	2,000	1,981	2,005

ThermaSys Corporation(11)	Manufacturer of Industrial Heat Exchanges
		LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity — May 3, 2019)(9)	6,395	6,336	6,326

Therakos, Inc.(11)	Immune System Disease Treatment
		LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity — December 27, 2017)(9)	6,446	6,314	6,470

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2013
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Totes Isotoner Corporation(11)	Weather Accessory Retail
		LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity — July 7, 2017)(9)	4,275	4,228	4,299

Travel Leaders Group, LLC(11)	Travel Agency Network Provider
		LIBOR Plus 6.00%, Current Coupon 7.00%, Secured Debt (Maturity — December 5, 2018)(9)	7,500	7,352	7,406

UniTek Global Services, Inc.(11)	Provider of Outsourced Infrastructure Services
		LIBOR Plus 9.50%, Current Coupon 11.00% / 4.00% PIK, Current Coupon Plus PIK 15.00%, Secured Debt (Maturity — April 15, 2018)(9)	10,034	9,328	10,016
		Warrants (Fully diluted 1.4%)		466	450

				9,794	10,466

Universal Fiber Systems, LLC(10)	Manufacturer of Synthetic Fibers
		LIBOR Plus 5.75%, Current Coupon 7.50%, Secured Debt (Maturity — June 26, 2015)(9)	10,192	10,141	10,243

US Xpress Enterprises, Inc.(11)	Truckload Carrier
		LIBOR Plus 7.88%, Current Coupon 9.38%, Secured Debt (Maturity — November 13, 2016)(9)	6,078	5,985	6,048

Vantage Oncology, LLC(11)	Outpatient Radiation Oncology Treatment Centers
		9.50% Secured Bond (Maturity — August 7, 2017)	7,000	7,000	7,175

Virtex Enterprises, LP(10)	Specialty, Full-Service Provider of Complex Electronic Manufacturing Services
		12.00% Secured Debt (Maturity — December 27, 2018)	1,667	1,612	1,612
		Preferred Class A Units (5% cumulative) (Fully diluted 1.4%)(8)		327	327
		Warrants (Fully diluted 1.1%)		22	22

				1,961	1,961

Visant Corporation(11)	School Affinity Stores
		LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity — December 22, 2016)(9)	3,882	3,882	3,837

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2013
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Vision Solutions, Inc.(11)	Provider of Information Availability Software
		LIBOR Plus 4.50%, Current Coupon 6.00%, Secured Debt (Maturity — July 23, 2016)(9)	2,348	2,235	2,347
		LIBOR Plus 8.00%, Current Coupon 9.50%, Secured Debt (Maturity — July 23, 2017)(9)	5,000	4,969	5,050

				7,204	7,397

Walker & Dunlop Inc.(11)(13)	Real Estate Financial Services
		LIBOR Plus 4.50%, Current Coupon 5.50%, Secured Debt (Maturity — December 20, 2020)(9)	4,250	4,208	4,229

Western Dental Services, Inc.(11)	Dental Care Services
		LIBOR Plus 7.00%, Current Coupon 8.25%, Secured Debt (Maturity — November 1, 2018)(9)	4,950	4,825	4,996

Willbros Group, Inc.(11)(13)	Engineering and Construction Contractor
		LIBOR Plus 9.75%, Current Coupon 11.00%, Secured Debt (Maturity — August 5, 2019)(9)	2,993	2,893	3,037

Wilton Brands LLC(11)	Specialty Housewares Retailer
		LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity — August 30, 2018)(9)	1,875	1,844	1,792

Wireco Worldgroup Inc.(11)	Manufacturer of Synthetic Lifting Products
		LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity — February 15, 2017)(9)	2,469	2,451	2,492

YP Holdings LLC(11)	Online and Offline Advertising Operator
		LIBOR Plus 6.75%, Current Coupon 8.00%, Secured Debt (Maturity — June 4, 2018)(9)	2,800	2,737	2,834

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2013
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Zilliant Incorporated	Price Optimization and Margin Management Solutions
		12% Secured Debt (Maturity — June 15, 2017)	8,000	7,056	7,056
		Warrants (Fully diluted 2.7%)		1,071	1,071

				8,127	8,127

Subtotal Non-Control/Non-Affiliate Investments (50.9% of total investments at fair value)				643,068	661,102

Total Portfolio Investments, December 31, 2013				1,163,071	1,286,188

Marketable Securities and Idle Funds Investments
	Investments in Marketable Securities and Diversified, Registered Bond Funds

Other Marketable Securities and Idle Funds Investments(13)				14,885	13,301

Subtotal Marketable Securities and Idle Funds Investments (1.0% of total investments at fair value)				14,885	13,301

Total Investments, December 31, 2013				$1,177,956	$1,299,489

(1)
All investments are Lower Middle Market portfolio investments, unless otherwise noted.

(2)
Debt investments are income producing, unless otherwise noted. Equity and warrants are non-income producing, unless otherwise noted.

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

(10)
Private Loans portfolio investment. See Note B for a summary of Private Loan investments.

(11)
Middle Market portfolio investment. See Note B for a summary of Middle Market investments.

(12)
Other Portfolio investment. See Note B for a summary of Other Portfolio investments.

(13)
Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets.

(14)
Non-accrual and non-income producing investment.

(15)
Fully impaired and non-income producing investment.

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2012
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Control Investments(5)

Bond-Coat, Inc.	Casing and Tubing Coating Services
		12% Secured Debt (Maturity — December 28, 2017)	14,750	14,550	14,550
		Common Stock (Fully diluted 43.4%)		6,350	6,350

				20,900	20,900

Café Brazil, LLC	Casual Restaurant Group
		12% Secured Debt (Maturity — April 20, 2013)	500	500	500
		Member Units (Fully diluted 41.0%)(8)		42	3,690

				542	4,190

California Healthcare Medical Billing, Inc.	Outsourced Billing and Revenue Cycle Management
		12% Secured Debt (Maturity — October 17, 2015)	8,103	7,913	8,016
		Warrants (Fully diluted 21.3%)		1,193	3,380
		Common Stock (Fully diluted 9.8%)		1,177	1,560

				10,283	12,956

CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		14% Secured Debt (Maturity — December 31, 2013)	450	450	450
		Member Units (Fully diluted 41.6%)(8)		1,300	7,800

				1,750	8,250

Ceres Management, LLC (Lambs Tire & Automotive)	Aftermarket Automotive Services Chain
		14% Secured Debt (Maturity — May 31, 2013)	4,000	3,993	3,993
		Class B Member Units (12% cumulative)		3,000	3,000
		Member Units (Fully diluted 79.0%)		5,273	—
		9.5% Secured Debt (Lamb's Real Estate Investment I, LLC) (Maturity — October 1, 2025)	1,066	1,066	1,066
		Member Units (Lamb's Real Estate Investment I, LLC) (Fully diluted 100%)		625	860

				13,957	8,919

Condit Exhibits, LLC	Tradeshow Exhibits / Custom Displays
		13% Current / 5% PIK Secured Debt (Maturity — July 1, 2013)	4,661	4,652	4,652
		Warrants (Fully diluted 47.9%)		320	600

				4,972	5,252

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2012
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Gulf Manufacturing, LLC	Manufacturer of Specialty Fabricated Industrial Piping Products
		9% PIK Secured Debt (Ashland Capital IX, LLC) (Maturity — June 30, 2017)	919	919	919
		Member Units (Fully diluted 34.2%)(8)		2,980	12,660

				3,899	13,579

Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
		9% Secured Debt (Maturity — June 4, 2015)	5,024	4,644	5,024
		Preferred Stock (8% cumulative)(8)		1,081	1,081
		Common Stock (Fully diluted 34.5%)(8)		718	1,550

				6,443	7,655

Hawthorne Customs and Dispatch Services, LLC	Facilitator of Import Logistics, Brokerage, and Warehousing
		Member Units (Fully diluted 47.6%)(8)		589	1,140
		Member Units (Wallisville Real Estate, LLC) (Fully diluted 59.1%)(8)		1,215	1,215

				1,804	2,355

Hydratec, Inc.	Designer and Installer of Micro-Irrigation Systems
		Common Stock (Fully diluted 94.2%)(8)		7,095	13,710

Indianapolis Aviation Partners, LLC	Fixed Base Operator
		15% Secured Debt (Maturity — September 15, 2014)	4,150	3,982	4,070
		Warrants (Fully diluted 30.1%)		1,129	2,130

				5,111	6,200

Jensen Jewelers of Idaho, LLC	Retail Jewelry Store
		Prime Plus 2%, Current Coupon 5.25%, Secured Debt (Maturity — November 14, 2013)(9)	1,696	1,696	1,696
		13% Current / 6% PIK Secured Debt (Maturity — November 14, 2013)	1,759	1,759	1,759
		Member Units (Fully diluted 60.8%)(8)		811	2,060

				4,266	5,515

Lighting Unlimited, LLC	Commercial and Residential Lighting Products and Design Services
		8% Secured Debt (Maturity — August 22, 2014)	1,892	1,892	1,892
		Preferred Stock (non-voting)		493	493
		Warrants (Fully diluted 7.1%)		54	4
		Common Stock (Fully diluted 70.0%)(8)		100	36

				2,539	2,425

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2012
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Marine Shelters Holdings, LLC (LoneStar Marine Shelters)	Fabricator of Marine and Industrial Shelters
		12% Secured Debt (Maturity — December 28, 2017)	10,250	10,045	10,045
		Preferred Stock (Fully diluted 26.7%)		3,750	3,750

				13,795	13,795

Mid-Columbia Lumber Products, LLC	Manufacturer of Finger-Jointed Lumber Products
		10% Secured Debt (Maturity — December 18, 2014)	1,250	1,250	1,250
		12% Secured Debt (Maturity — December 18, 2014)	3,900	3,900	3,900
		9.5% Secured Debt (Mid-Columbia Real Estate, LLC) (Maturity — May 13, 2025)	1,017	1,017	1,017
		Warrants (Fully diluted 9.2%)		250	1,470
		Member Units (Fully diluted 42.9%)		882	1,580
		Member Units (Mid-Columbia Real Estate, LLC) (Fully diluted 50.0%)(8)		250	810

				7,549	10,027

NAPCO Precast, LLC	Precast Concrete Manufacturing
		Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity — February 1, 2016)(9)	3,385	3,334	3,334
		18% Secured Debt (Maturity — February 1, 2016)	5,173	5,093	5,093
		Member Units (Fully diluted 44.0%)		2,975	4,360

				11,402	12,787

NRI Clinical Research, LLC	Clinical Research Center
		14% Secured Debt (Maturity — September 8, 2016)	4,736	4,506	4,506
		Warrants (Fully diluted 12.5%)		252	480
		Member Units (Fully diluted 24.8%)(8)		500	960

				5,258	5,946

NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		12% Secured Debt (Maturity — December 22, 2016)	12,100	11,200	11,891
		Warrants (Fully diluted 12.2%)		817	1,350
		Member Units (Fully diluted 43.2%)(8)		2,900	4,800

				14,917	18,041

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
		12% Secured Debt (Maturity — April 1, 2013)	6,000	5,997	6,000
		Common Stock (Fully diluted 48.0%)		1,080	8,740

				7,077	14,740

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2012
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Pegasus Research Group, LLC (Televerde)	Telemarketing and Data Services
		13% Current / 5% PIK Secured Debt (Maturity — January 6, 2016)	4,991	4,946	4,991
		Member Units (Fully diluted 43.7%)(8)		1,250	3,790

				6,196	8,781

PPL RVs, Inc.	Recreational Vehicle Dealer
		11.1% Secured Debt (Maturity — June 10, 2015)	8,460	8,404	8,460
		Common Stock (Fully diluted 51.1%)		2,150	6,120

				10,554	14,580

Principle Environmental, LLC	Noise Abatement Services
		12% Secured Debt (Maturity — February 1, 2016)	4,750	3,945	4,750
		12% Current / 2% PIK Secured Debt (Maturity — February 1, 2016)	3,594	3,539	3,594
		Warrants (Fully diluted 14.2%)		1,200	3,860
		Member Units (Fully diluted 22.6%)		1,863	6,150

				10,547	18,354

River Aggregates, LLC	Processor of Construction Aggregates
		12% Secured Debt (Maturity — March 30, 2016)	3,860	3,662	3,662
		Warrants (Fully diluted 20.0%)		202	—
		Member Units (Fully diluted 40.0%)		550	—

				4,414	3,662

The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
		4.5% Current / 4.5% PIK Secured Debt (Maturity — October 2, 2013)	1,079	1,077	1,077
		6% Current / 6% PIK Secured Debt (Maturity — October 2, 2013)	5,639	5,588	5,588
		Warrants (Fully diluted 52.3%)		1,096	—

				7,761	6,665

Thermal and Mechanical Equipment, LLC	Commercial and Industrial Engineering Services
		Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity — September 25, 2014)(9)	1,033	1,030	1,033
		13% Current / 5% PIK Secured Debt (Maturity — September 25, 2014)	3,292	3,268	3,292
		Member Units (Fully diluted 50.0%)(8)		1,000	8,250

				5,298	12,575

Uvalco Supply, LLC	Farm and Ranch Supply Store
		Member Units (Fully diluted 42.8%)(8)		1,113	2,760

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2012
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Van Gilder Insurance Corporation	Insurance Brokerage
		8% Secured Debt (Maturity — January 31, 2014)	915	914	914
		8% Secured Debt (Maturity — January 31, 2016)	1,361	1,349	1,349
		13% Secured Debt (Maturity — January 31, 2016)	6,150	5,319	5,319
		Warrants (Fully diluted 10.0%)		1,209	1,180
		Common Stock (Fully diluted 15.5%)		2,500	2,430

				11,291	11,192

Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage
		6.5% Current / 6.5% PIK Secured Debt (Maturity — December 23, 2016)	3,204	3,146	3,146
		Series A Preferred Stock (Fully diluted 50.9%)		3,000	2,930
		Common Stock (Fully diluted 19.1%)		3,706	110

				9,852	6,186

Ziegler's NYPD, LLC	Casual Restaurant Group
		Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity — October 1, 2013)(9)	1,000	998	998
		13% Current / 5% PIK Secured Debt (Maturity — October 1, 2013)	5,314	5,300	5,300
		Warrants (Fully diluted 46.6%)		600	180

				6,898	6,478

Subtotal Control Investments (29.2% of total investments at fair value)				217,483	278,475

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2012
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Affiliate Investments(6)
American Sensor Technologies, Inc.	Manufacturer of Commercial / Industrial Sensors
		Warrants (Fully diluted 19.6%)		50	4,170

Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions
		13% Secured Debt (Maturity — April 17, 2017)	5,000	4,754	4,754
		Warrants (Fully diluted 7.5%)		200	310

				4,954	5,064

Congruent Credit Opportunities Fund II, LP(12)(13)	Investment Partnership
		LP Interests (Fully diluted 19.8%)(8)		19,049	19,174

Daseke, Inc.	Specialty Transportation Provider
		Common Stock (Fully diluted 12.6%)		1,427	7,310

East Teak Fine Hardwoods, Inc.	Hardwood Products
		Common Stock (Fully diluted 5.0%)		480	380

Gault Financial, LLC (RMB Capital, LLC)	Purchases and Manages Liquidation of Distressed Assets
		14% Secured Debt (Maturity — November 21, 2016)	9,828	9,348	9,348
		Warrants (Fully diluted 22.5%)		400	240

				9,748	9,588

Houston Plating and Coatings, LLC	Plating and Industrial Coating Services
		Member Units (Fully diluted 11.1%)(8)		635	8,280

Indianhead Pipeline Services, LLC	Pipeline Support Services
		12% Secured Debt (Maturity — February 6, 2017)	8,725	8,186	8,186
		Preferred Equity (Fully diluted 8.0%)(8)		1,676	1,676
		Warrants (Fully diluted 10.6%)		459	1,490
		Member Units (Fully diluted 4.1%)(8)		1	50

				10,322	11,402

Integrated Printing Solutions, LLC	Specialty Card Printing
		13% Secured Debt (Maturity — September 23, 2016)	12,500	11,807	11,807
		Preferred Equity (Fully diluted 11.0%)		2,000	2,000
		Warrants (Fully diluted 8.0%)		600	1,100

				14,407	14,907

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2012
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

irth Solutions, LLC	Damage Prevention Technology Information Services
		12% Secured Debt (Maturity — December 29, 2015)	3,587	3,543	3,587
		Member Units (Fully diluted 12.8%)(8)		624	2,750

				4,167	6,337

KBK Industries, LLC	Specialty Manufacturer of Oilfield and Industrial Products
		12.5% Secured Debt (Maturity — September 28, 2017)	9,000	8,913	9,000
		Member Units (Fully diluted 17.9%)(8)		341	5,550

				9,254	14,550

Olympus Building Services, Inc.	Custodial / Facilities Services
		12% Secured Debt (Maturity — March 27, 2014)	3,050	2,975	2,975
		12% Current / 3% PIK Secured Debt (Maturity — March 27, 2014)	1,014	1,014	1,014
		Warrants (Fully diluted 22.5%)		470	470

				4,459	4,459

OnAsset Intelligence, Inc.	Transportation Monitoring / Tracking Services
		12% Secured Debt (Maturity — April 18, 2013)	1,500	1,500	1,500
		Preferred Stock (7% cumulative) (Fully diluted 5.8%)(8)		1,692	2,440
		Warrants (Fully diluted 4.0%)		830	550

				4,022	4,490

OPI International Ltd.(13)	Oil and Gas Construction Services
		Common Equity (Fully diluted 11.5%)(8)		1,371	4,971

PCI Holding Company, Inc.	Manufacturer of Industrial Gas Generating Systems
		12% Current / 4% PIK Secured Debt (Maturity — December 18, 2017)	5,008	4,909	4,909
		Preferred Stock (20% cumulative) (Fully diluted 19.4%)(8)		1,511	1,511

				6,420	6,420

Radial Drilling Services Inc.	Oil and Gas Technology
		12% Secured Debt (Maturity — November 23, 2016)	4,200	3,485	3,485
		Warrants (Fully diluted 24.0%)		758	758

				4,243	4,243

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2012
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Samba Holdings, Inc.	Intelligent Driver Record Monitoring Software and Services
		12.5% Secured Debt (Maturity — November 17, 2016)	11,923	11,754	11,923
		Common Stock (Fully diluted 19.4%)		1,707	3,670

				13,461	15,593

Spectrio LLC	Audio Messaging Services
		8% Secured Debt (Maturity — June 16, 2016)	280	280	280
		12% Secured Debt (Maturity — June 16, 2016)	17,990	17,559	17,963
		Warrants (Fully diluted 9.8%)		887	3,420

				18,726	21,663

SYNEO, LLC	Manufacturer of Specialty Cutting Tools and Punches
		12% Secured Debt (Maturity — July 13, 2016)	4,300	4,218	4,218
		10% Secured Debt (Leadrock Properties, LLC) (Maturity — May 4, 2026)	1,440	1,413	1,413
		Member Units (Fully diluted 11.1%)		1,000	1,000

				6,631	6,631

Texas Reexcavation LC	Hydro Excavation Services
		12% Current / 3% PIK Secured Debt (Maturity — December 31, 2017)	6,001	5,881	5,881
		Class A Member Units (Fully diluted 16.3%)		2,900	2,900

				8,781	8,781

Subtotal Affiliate Investments (18.7% of total investments at fair value)				142,607	178,413

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2012
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Non-Control/Non-Affiliate Investments(7)

AGS LLC(10)	Developer, Manufacturer, and Operator of Gaming Machines
		LIBOR Plus 10.00%, Current Coupon 11.50%, Secured Debt (Maturity — August 23, 2016)(9)	9,423	9,239	9,239

Ameritech College Operations, LLC	For-Profit Nursing and Healthcare College
		18% Secured Debt (Maturity — March 9, 2017)	6,050	5,942	6,050

Ancestry.com Inc.(11)	Genealogy Software Service
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity — December 27, 2018)(9)	7,000	6,720	6,767

Artel, LLC(11)	Land-Based and Commercial Satellite Provider
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity — November 27, 2017)(9)	5,000	4,951	4,950

Associated Asphalt Partners, LLC(11)	Liquid Asphalt Supplier
		LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity — March 9, 2018)(9)	9,400	9,250	9,259

Audio Visual Services Group, Inc.(11)	Hotel & Venue Audio Visual Operator
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity — November 9, 2018)(9)	5,000	4,901	4,919
		LIBOR Plus 9.50%, Current Coupon 10.75%, Secured Debt (Maturity — May 9, 2019)(9)	5,000	4,901	4,938

				9,802	9,857

B.J. Alan Company	Retailer and Distributor of Consumer Fireworks
		14% Current / 2.5% PIK Secured Debt (Maturity — June 22, 2017)	10,134	10,042	10,042

Blackboard, Inc.(11)	Education Software Provider
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity — October 4, 2018)(9)	1,361	1,319	1,379
		LIBOR Plus 10.00%, Current Coupon 11.50%, Secured Debt (Maturity — April 4, 2019)(9)	2,000	1,852	1,927

				3,171	3,306

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2012
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Brand Connections, LLC	Venue-Based Marketing and Media
		12% Secured Debt (Maturity — April 30, 2015)	7,974	7,828	7,974

Brasa Holdings Inc.(11)	Upscale Full Service Restaurants
		LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity — July 18, 2019)(9)	3,491	3,395	3,525
		LIBOR Plus 9.50%, Current Coupon 11.00%, Secured Debt (Maturity — January 19, 2020)(9)	2,000	1,927	2,030

				5,322	5,555

Calloway Laboratories, Inc.(10)	Health Care Testing Facilities
		10.00% Current / 2.00% PIK Secured Debt (Maturity — September 30, 2014)	5,479	5,361	5,479

CDC Software Corporation(11)	Enterprise Application Software
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity — August 6, 2018)(9)	4,239	4,199	4,260

CHI Overhead Doors, Inc.(11)	Manufacturer of Overhead Garage Doors
		LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity — August 17, 2017)(9)	2,410	2,371	2,421
		LIBOR Plus 9.50%, Current Coupon 11.00%, Secured Debt (Maturity — February 17, 2018)(9)	2,500	2,457	2,463

				4,828	4,884

Citadel Plastics Holding, Inc.(11)	Supplier of Commodity Chemicals / Plastic Parts
		LIBOR Plus 5.25%, Current Coupon 6.75%, Secured Debt (Maturity — February 28, 2018)(9)	2,985	2,959	2,989

Compact Power Equipment Centers Inc.	Equipment / Tool Rental
		6% Current / 6% PIK Secured Debt (Maturity — October 1, 2017)	3,687	3,669	3,669
		Series A Stock (8% cumulative) (Fully diluted 4.2%)(8)		923	1,232

				4,592	4,901

Confie Seguros Holding II Co.(11)	Insurance Brokerage
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity — November 9, 2018)(9)	5,000	4,927	4,964

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2012
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Connolly Holdings Inc.(11)	Audit Recovery Software
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity — July 15, 2018)(9)	2,488	2,464	2,519
		LIBOR Plus 9.25%, Current Coupon 10.50%, Secured Debt (Maturity — January 15, 2019)(9)	2,000	1,962	2,050

				4,426	4,569

Creative Circle, LLC(11)	Professional Staffing Firm
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity — September 28, 2017)(9)	9,938	9,840	9,840

CST Industries(11)	Storage Tank Manufacturer
		LIBOR Plus 6.25%, Current Coupon 7.75%, Secured Debt (Maturity — May 22, 2017)(9)	12,188	12,022	12,110

Diversified Machine, Inc.(11)	Automotive Component Supplier
		LIBOR Plus 7.75%, Current Coupon 9.25%, Secured Debt (Maturity — December 21, 2017)(9)	2,000	1,961	1,985

Drilling Info, Inc.	Information Services for the Oil and Gas Industry
		Common Stock (Fully diluted 2.3%)		1,335	5,769

Dycom Investments, Inc.(11)(13)	Telecomm Construction & Engineering Providers
		7.13% Bond (Maturity — January 15, 2021)	1,000	1,042	1,053

Emerald Performance Materials, Inc.(11)	Specialty Chemicals Manufacturer
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity — May 18, 2018)(9)	4,490	4,451	4,512

Engility Corporation(11)(13)	Defense Software
		LIBOR Plus 4.50%, Current Coupon 5.75%, Secured Debt (Maturity — July 18, 2017)(9)	8,000	7,928	7,930

eResearch Technology, Inc.(11)	Provider of Technology-Driven Health Research
		LIBOR Plus 6.50%, Current Coupon 8.00%, Secured Debt (Maturity — June 29, 2018)(9)	3,491	3,361	3,465

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2012
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

EnCap Energy Fund Investments(12)(13)	Investment Partnership
		LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%)(8)		1,735	1,852
		LP Interests (EnCap Energy Capital Fund VIII Co-Investors, L.P.) (Fully diluted 0.3%)		442	442
		LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)		664	664

				2,841	2,958

Fairway Group Acquisition Company(11)	Retail Grocery
		LIBOR Plus 6.75%, Current Coupon 8.25%, Secured Debt (Maturity — August 17, 2018)(9)	3,990	3,933	4,030

FC Operating, LLC(10)	Christian Specialty Retail Stores
		LIBOR Plus 10.75%, Current Coupon 12.00%, Secured Debt (Maturity — November 14, 2017)(9)	6,000	5,883	5,916

FishNet Security, Inc.(11)	Information Technology Value-Added Reseller
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity — November 30, 2017)(9)	8,000	7,921	7,960

Flexera Software LLC(11)	Software Licensing
		LIBOR Plus 9.75%, Current Coupon 11.00%, Secured Debt (Maturity — September 30, 2018)(9)	3,000	2,789	3,053

Fram Group Holdings, Inc.(11)	Manufacturer of Automotive Maintenance Products
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity — July 29, 2017)(9)	988	984	989
		LIBOR Plus 9.00%, Current Coupon 10.50%, Secured Debt (Maturity — January 29, 2018)(9)	1,000	996	950

				1,980	1,939

GFA Brands, Inc.(11)(13)	Distributor of Health Food Products
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity — July 2, 2018)(9)	6,790	6,663	6,909

GMACM Borrower LLC(11)	Mortgage Originator and Servicer
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity — November 13, 2015)(9)	1,000	987	1,011

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2012
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Grede Holdings, LLC(11)	Operator of Iron Foundries
		LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity — April 3, 2017)(9)	5,000	4,975	5,025

Hayden Acquisition, LLC	Manufacturer of Utility Structures
		8% Secured Debt (Maturity — January 1, 2013)(14)	1,800	1,781	—

Hearthside Food Solutions, LLC(11)	Contract Food Manufacturer
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity — June 5, 2018)(9)	3,990	3,953	3,980

Heckmann Corporation(11)(13)	Water Treatment and Disposal Services
		9.88% Bond (Maturity — April 15, 2018)	3,500	3,500	3,588

HOA Restaurant Group, LLC(11)	Casual Restaurant Group
		11.25% Bond (Maturity — April 1, 2017)	2,000	2,000	1,810

Hudson Products Holdings, Inc.(11)	Manufacturer of Heat Transfer Equipment
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity — June 7, 2017)(9)	4,000	3,961	4,015

Hupah Finance Inc.(11)	Manufacturer of Industrial Machinery
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity — January 19, 2019)(9)	2,978	2,924	3,015

Il Fornaio Corporation(11)	Casual Restaurant Group
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity — June 10, 2017)(9)	1,822	1,815	1,836

Insight Pharmaceuticals, LLC(11)	Pharmaceuticals Merchant Wholesalers
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity — August 25, 2016)(9)	5,000	4,976	5,025

Ipreo Holdings LLC(11)	Application Software for Capital Markets
		LIBOR Plus 6.50%, Current Coupon 8.00%, Secured Debt (Maturity — August 5, 2017)(9)	5,688	5,610	5,723

iStar Financial Inc.(11)(13)	Real Estate Investment Trust
		LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity — March 19, 2016)(9)	1,444	1,422	1,461

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2012
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Ivy Hill Middle Market Credit Fund III, Ltd.(12)(13)	Investment Partnership
		LIBOR Plus 6.50%, Current Coupon 6.71%, Secured Debt (Maturity — January 15, 2022)	2,000	1,681	1,970

Jackson Hewitt Tax Service Inc.(11)	Tax Preparation Services
		LIBOR Plus 8.50%, Current Coupon 10.00%, Secured Debt (Maturity — October 15, 2017)(9)	7,500	7,211	7,281

Kadmon Pharmaceuticals, LLC(10)	Biopharmaceutical Products and Services
		LIBOR Plus 13.00% / 12.00% PIK, Current Coupon with PIK 27.00%, Secured Debt (Maturity — April 30, 2013)(9)	6,056	6,056	6,056

Keypoint Government Solutions, Inc.(11)	Pre-employment Screening Services
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity — November 13, 2017)(9)	5,000	4,903	4,975

Maverick Healthcare Group LLC(10)	Home Healthcare Products and Services
		LIBOR Plus 9.00%, Current Coupon 10.75%, Secured Debt (Maturity — December 30, 2016)(9)	4,900	4,900	4,992

Media Holdings, LLC(11)(13)	Internet Traffic Generator
		LIBOR Plus 13.00%, Current Coupon 15.00%, Secured Debt (Maturity — April 27, 2014)(9)	5,000	5,332	5,000

Medpace Intermediateco, Inc.(11)	Clinical Trial Development and Execution
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity — June 19, 2017)(9)	4,612	4,557	4,427

Metal Services LLC(11)	Steel Mill Services
		LIBOR Plus 6.50%, Current Coupon 7.75%, Secured Debt (Maturity — June 30, 2017)(9)	5,000	4,902	5,038

Metals USA, Inc.(11)(13)	Operator of Metal Service Centers
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity — December 14, 2019)(9)	7,500	7,426	7,463

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2012
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Milk Specialties Company(11)	Processor of Nutrition Products
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity — November 9, 2018)(9)	5,000	4,951	4,988

Miramax Film NY, LLC(11)	Motion Picture Producer and Distributor
		Class B Units (Fully diluted 0.2%)		500	576

Mmodal, Inc.(11)	Healthcare Equipment and Services
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity — August 16, 2019)(9)	3,990	3,940	3,850

Modern VideoFilm, Inc.(10)	Post-Production Film Studio
		LIBOR Plus 9.00%, Current Coupon 10.50%, Secured Debt (Maturity — December 19, 2017)(9)	5,005	4,780	4,780
		Warrants (Fully diluted 1.5%)		150	150

				4,930	4,930

Mood Media Corporation(11)(13)	Music Programming and Broadcasting
		LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity — May 6, 2018)(9)	1,775	1,759	1,780
National Healing Corporation(11)	Wound Care Management
		LIBOR Plus 10.00%, Current Coupon 11.50%, Secured Debt (Maturity — November 30, 2018)(9)	1,500	1,422	1,545
		Common Equity (Fully diluted 0.02%)		50	50

				1,472	1,595
National Vision, Inc.(11)	Discount Optical Retailer
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity — August 2, 2018)(9)	3,226	3,179	3,274
NCI Building Systems, Inc.(11)	Non-Residential Building Products Manufacturer
		LIBOR Plus 6.75%, Current Coupon 8.00%, Secured Debt (Maturity — May 2, 2018)(9)	2,450	2,335	2,455
NCP Investment Holdings, Inc.	Management of Outpatient Cardiac Cath Labs
		Class A and C Units (Fully diluted 3.3%)(8)		20	2,474
NGPL PipeCo, LLC(11)	Natural Gas Pipelines and Storage Facilities
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity — September 15, 2017)(9)	8,679	8,548	8,901

North American Breweries Holdings, LLC(11)	Operator of Specialty Breweries
		LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity — December 11, 2018)(9)	4,000	3,921	4,020

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2012
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Northland Cable Television, Inc.(11)	Television Broadcasting
		LIBOR Plus 6.00%, Current Coupon 7.75%, Secured Debt (Maturity — December 30, 2016)(9)	4,812	4,710	4,692

Oberthur Technologies SA(11)(13)	Smart Card, Printing, Identity, and Cash Protection Security
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity — November 30, 2018)(9)	6,965	6,648	6,913

Oneida Ltd.(11)	Household Products Manufacturer
		LIBOR Plus 7.75%, Current Coupon 9.25%, Secured Debt (Maturity — September 25, 2017)(9)	1,933	1,899	1,904

Panolam Industries International, Inc.(11)	Decorative Laminate Manufacturer
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity — August 23, 2017)(9)	4,048	4,010	4,038

Peppermill Casinos, Inc.(11)	Operator of Casinos and Gaming Operations
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity — November 2, 2018)(9)	2,295	2,204	2,246

Phillips Plastic Corporation(11)	Custom Molder of Plastics and Metals
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity — February 12, 2017)(9)	1,728	1,714	1,723

Physician Oncology Services, L.P.(11)	Provider of Radiation Therapy and Oncology Services
		LIBOR Plus 6.25%, Current Coupon 7.75%, Secured Debt (Maturity — January 31, 2017)(9)	942	935	904

PL Propylene LLC(11)(13)	Propylene Producer
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity — March 27, 2017)(9)	3,970	3,901	4,035

Preferred Proppants, LLC(11)	Producer of Sand Based Proppants
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity — December 15, 2016)(9)	5,942	5,823	5,526

ProQuest LLC(11)	Academic Research Portal
		LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity — April 13, 2018)(9)	4,963	4,918	4,997

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2012
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

PRV Aerospace, LLC(11)	Aircraft Equipment Manufacturer
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity — May 9, 2018)(9)	5,972	5,917	5,987

Radio One, Inc.(11)	Radio Broadcasting
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity — March 31, 2016)(9)	2,932	2,891	2,983

Relativity Media, LLC(10)	Full-scale Film and Television Production and Distribution
		10.00% Secured Debt (Maturity — May 24, 2015)	4,904	4,825	5,087
		15.00% PIK Secured Debt (Maturity — May 24, 2015)	5,477	5,214	5,294
		Class A Units (Fully diluted 0.2%)		292	292

				10,331	10,673

Sabre Industries, Inc.(11)	Manufacturer of Telecom Structures and Equipment
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity — August 24, 2018)(9)	6,500	6,407	6,565

Shale-Inland Holdings, LLC(11)	Distributor of Pipe, Valves, and Fittings
		8.75% Bond (Maturity — November 15, 2019)	3,000	3,000	3,143

Sonneborn, LLC(11)	Specialty Chemicals Manufacturer
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity — March 30, 2018)(9)	2,978	2,924	3,030

Sourcehov LLC(11)	Business Process Services
		LIBOR Plus 5.38%, Current Coupon 6.63%, Secured Debt (Maturity — April 28, 2017)(9)	2,955	2,874	2,921
		LIBOR Plus 9.25%, Current Coupon 10.50%, Secured Debt (Maturity — April 30, 2018)(9)	5,000	4,537	4,581

				7,411	7,502

Surgery Center Holdings, Inc.(11)	Ambulatory Surgical Centers
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity — February 6, 2017)(9)	4,881	4,863	4,857

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2012
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

The Tennis Channel, Inc.(10)	Television-Based Sports Broadcasting
		LIBOR Plus 6% / 4% PIK, Current Coupon with PIK 14%, Secured Debt (Maturity — June 30, 2013)(9)	11,050	12,776	12,776
		Warrants (Fully diluted 0.1%)		235	235

				13,011	13,011

Totes Isotoner Corporation(11)	Weather Accessory Retail
		LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity — July 7, 2017)(9)	4,717	4,642	4,729

TriNet HR Corporation(11)(13)	Outsourced Human Resources Solutions
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity — October 24, 2018)(9)	3,000	3,000	3,011

UniTek Global Services, Inc.(11)	Provider of Outsourced Infrastructure Services
		LIBOR Plus 7.50%, Current Coupon 9.00%, Secured Debt (Maturity — April 15, 2018)(9)	4,379	4,268	4,308

Universal Fiber Systems, LLC(10)	Manufacturer of Synthetic Fibers
		LIBOR Plus 5.75%, Current Coupon 7.50%, Secured Debt (Maturity — June 26, 2015)(9)	5,274	5,182	5,195

US Xpress Enterprises, Inc.(11)	Truckload Carrier
		LIBOR Plus 7.50%, Current Coupon 9.00%, Secured Debt (Maturity — November 13, 2016)(9)	6,500	6,374	6,484

Vantage Specialties, Inc.(11)	Manufacturer of Specialty Chemicals
		LIBOR Plus 5.50%, Current Coupon 7.00%, Secured Debt (Maturity — February 10, 2018)(9)	3,970	3,900	4,000

VFH Parent LLC(11)	Electronic Trading and Market Making
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity — July 8, 2016)(9)	3,394	3,344	3,404

Visant Corporation(11)	School Affinity Stores
		LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity — December 22, 2016)(9)	3,923	3,923	3,575

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2012
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Vision Solutions, Inc.(11)	Provider of Information Availability Software
		LIBOR Plus 4.50%, Current Coupon 6.00%, Secured Debt (Maturity — July 23, 2016)(9)	2,506	2,325	2,340
		LIBOR Plus 8.00%, Current Coupon 9.50%, Secured Debt (Maturity — July 23, 2017)(9)	5,000	4,962	4,875

				7,287	7,215

Walter Investment Management Corp.(11)(13)	Real Estate Services
		LIBOR Plus 4.50%, Current Coupon 5.75%, Secured Debt (Maturity — November 28, 2017)(9)	2,469	2,444	2,484

Western Dental Services, Inc.(11)	Dental Care Services
		LIBOR Plus 7.00%, Current Coupon 8.25%, Secured Debt (Maturity — November 1, 2018)(9)	5,000	4,853	4,894

Wilton Brands LLC(11)	Specialty Housewares Retailer
		LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity — August 30, 2018)(9)	1,975	1,937	2,000

Wireco Worldgroup Inc. (11)	Manufacturer of Synthetic Lifting Products
		LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity — February 15, 2017)(9)	2,494	2,471	2,550

WP CPP Holdings, LLC(11)	Manufacturer of Aerospace and Defense Components
		LIBOR Plus 4.50%, Current Coupon 5.75%, Secured Debt (Maturity — December 28, 2019)(9)	4,000	3,960	4,020
Zilliant Incorporated	Price Optimization and Margin Management Solutions
		12% Secured Debt (Maturity — June 15, 2017)	8,000	6,866	6,866
		Warrants (Fully diluted 3.0%)		1,071	1,071

				7,937	7,937

Subtotal Non-Control/Non-Affiliate Investments (49.1% of total investments at fair value)				456,975	467,543

Main Street Capital Partners, LLC (Investment Manager)	Asset Management
		100% of Membership Interests		2,668	—

Total Portfolio Investments, December 31, 2012				819,733	924,431

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2012
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Marketable Securities and Idle Funds Investments	Investments in Marketable Securities and Diversified, Registered Bond Funds

Ceridian Corporation(13)
		LIBOR Plus 5.75%, Current Coupon 5.96%, Secured Debt (Maturity — May 9, 2017)	10,000	10,025	10,013

Compass Investors Inc.(13)
		LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity — December 27, 2019)(9)	7,000	7,005	6,994

First Data Corporation(13)
		LIBOR Plus 4.00%, Current Coupon 4.21%, Secured Debt (Maturity — March 23, 2018)	5,000	4,763	4,767

Toll Road Investors Partnership II, LP Bond(13)
		Zero Coupon Bond (Maturity — February 15, 2033)	7,500	1,742	1,834

Univision Communications Inc.(13)
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
(10)
Private Loan portfolio investment. See Note B for a summary of Private Loan investments.
(11)
Middle Market portfolio investment. See Note B for a summary of Middle Market investments.
(12)
Other Portfolio investment. See Note B for a summary of Other Portfolio investments.
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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — ORGANIZATION AND BASIS OF PRESENTATION

1.    Organization

       Main Street Capital Corporation ("MSCC") was formed in March 2007 for the purpose of (i) acquiring 100% of the equity interests of Main Street Mezzanine Fund, LP ("MSMF") and its general partner, Main Street Mezzanine Management, LLC ("MSMF GP"), (ii) acquiring 100% of the equity interests of Main Street Capital Partners, LLC (the "Internal Investment Manager"), (iii) raising capital in an initial public offering, which was completed in October 2007 (the "IPO"), and (iv) thereafter operating as an internally managed business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). MSMF is licensed as a Small Business Investment Company ("SBIC") by the United States Small Business Administration ("SBA") and the Internal Investment Manager acts as MSMF's manager and investment adviser. Because the Internal Investment Manager, which employs all of the executive officers and other employees of MSCC, is wholly owned by MSCC, MSCC does not pay any external investment advisory fees but instead incurs the operating costs associated with employing investment and portfolio management professionals through the Internal Investment Manager. The IPO and related transactions discussed above were consummated in October 2007 and are collectively termed the "Formation Transactions."

       On January 7, 2010, MSCC acquired (the "Exchange Offer") approximately 88% of the total dollar value of the limited partner interests in Main Street Capital II, LP ("MSC II" and, together with MSMF, the "Funds"). Pursuant to the terms of the Exchange Offer, 100% of the membership interests in the general partner of MSC II, Main Street Capital II GP, LLC ("MSC II GP"), were also transferred to MSCC for no consideration. MSC II commenced operations in January 2006, is an investment fund that operates as an SBIC and is also managed by the Internal Investment Manager. During the first quarter of 2012, MSCC acquired all of the remaining minority ownership in the total dollar value of the MSC II limited partnership interests (the "Final MSC II Exchange"). The Exchange Offer and related transactions, including the transfer of the MSC II GP interests and the Final MSC II Exchange, are collectively termed the "Exchange Offer Transactions."

       MSC Adviser I, LLC (the "External Investment Manager" and, together with the Internal Investment Manager, the "Investment Managers") was formed in November 2013 as a wholly owned subsidiary of MSCC to provide investment management advisory and other services to parties other than MSCC and its subsidiaries ("External Parties") and receive fee income for such services. MSCC has been granted no-action relief by the Securities and Exchange Commission to allow the External Investment Manager to register as a registered investment adviser ("RIA") under Investment Advisers Act of 1940, as amended (the "Advisers Act"), to provide investment management services to External Parties. The External Investment Manager is accounted for as a portfolio investment of MSCC, since the External Investment Manager conducts all of its investment management activities for parties outside of MSCC and its consolidated subsidiaries.

       MSCC has elected to be treated for federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, MSCC generally will not pay corporate-level federal income taxes on any net ordinary income or capital gains that it distributes to its stockholders as dividends.

       MSCC has direct and indirect wholly owned subsidiaries that have elected to be taxable entities (the "Taxable Subsidiaries"). The primary purpose of these entities is to hold certain investments that generate "pass through" income for tax purposes. The Investment Managers are both also direct wholly owned subsidiaries that have elected to be taxable entities. The Taxable Subsidiaries and the Investment Managers are each taxed at their normal corporate tax rates based on their taxable income.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       Unless otherwise noted or the context otherwise indicates, the terms "we," "us," "our" and "Main Street" refer to MSCC and its consolidated subsidiaries, which include the Funds, the Taxable Subsidiaries and, beginning April 1, 2013, the Internal Investment Manager (see Note A.2. for further discussion).

2.    Basis of Presentation

       Main Street's financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For the years ended December 31, 2013, 2012 and 2011 and as of December 31, 2013 and 2012, Main Street's consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries (as noted above and discussed in detail below, beginning April 1, 2013, the consolidated subsidiaries include the Internal Investment Manager which was previously treated as a portfolio investment). The Investment Portfolio, as used herein, refers to all of Main Street's investments in LMM portfolio companies, investments in Middle Market portfolio companies, Other Portfolio investments, investment in the External Investment Manager and investment in the Internal Investment Manager (for all periods up to and including March 31, 2013) but excludes all "Marketable securities and idle funds investments", and, for all periods after March 31, 2013, the Investment Portfolio also excludes the Internal Investment Manager (see Note C — Fair Value Hierarchy for Investments and Debentures — Portfolio Investment Composition for additional discussion of Main Street's Investment Portfolio and definitions for the terms LMM, Middle Market, Private Loan and Other Portfolio). For all periods up to and including the period ending March 31, 2013, the Internal Investment Manager was accounted for as a portfolio investment (see Note D) and was not consolidated with MSCC and its consolidated subsidiaries. For all periods after March 31, 2013, the Internal Investment Manager is consolidated with MSCC and its other consolidated subsidiaries. "Marketable securities and idle funds investments" are classified as financial instruments and are reported separately on Main Street's Consolidated Balance Sheets and Consolidated Schedule of Investments due to the nature of such investments (see Note B.11.). Main Street's results of operations and statements of cash flows for the years ended December 31, 2013, 2012 and 2011 and financial position as of December 31, 2013 and 2012, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current presentation, including certain investments previously included as part of the LMM portfolio or Middle Market portfolio that are now classified as part of the Private Loan portfolio, the reclassification of Investment Portfolio and Marketable securities and idle funds investment related activity from cash flows from investing activities to cash flows from operating activities and the reclassification of certain amounts between accumulated net realized gain from investments and accumulated net investment income.

       Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the Audit and Accounting Guide for Investment Companies issued by the American Institute of Certified Public Accountants (the "AICPA Guide"), Main Street is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company. An exception to this general principle in the AICPA Guide occurs if Main Street holds a controlling interest in an operating company that provides all or substantially all of its services directly to Main Street or to an investment company of Main Street. None of the portfolio investments made by Main Street qualify for this exception, including the External Investment Manager, except as discussed below with respect to the Internal Investment Manager. Therefore, Main Street's Investment Portfolio is carried on the balance sheet at fair value, as discussed further in Note B, with any adjustments to fair value recognized as "Net Change in Unrealized Appreciation (Depreciation)" on the Statement of Operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a "Net Realized Gain (Loss) from Investments." For all periods prior to and including March 31, 2013, the Internal Investment Manager was accounted for as a portfolio investment and included as part of the Investment Portfolio in the

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated financial statements of Main Street (see Note D for further discussion of the Internal Investment Manager). The Internal Investment Manager was consolidated with MSCC and its other consolidated subsidiaries prospectively beginning April 1, 2013 as the controlled operating subsidiary is providing substantially all of its services directly or indirectly to Main Street or its portfolio companies.

  Portfolio Investment Classification

       Main Street classifies its Investment Portfolio in accordance with the requirements of the 1940 Act. Under the 1940 Act, (a) "Control Investments" are defined as investments in which Main Street owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation, (b) "Affiliate Investments" are defined as investments in which Main Street owns between 5% and 25% of the voting securities and does not have rights to maintain greater than 50% of the board representation, and (c) "Non-Control/Non-Affiliate Investments" are defined as investments that are neither Control Investments nor Affiliate Investments. The line item on Main Street's Consolidated Balance Sheets entitled "Investment in affiliated Internal Investment Manager" represents Main Street's investment in the Internal Investment Manager that was accounted for as a part of the Investment Portfolio through the period ended March 31, 2013. As discussed further above, the Internal Investment Manager was consolidated beginning April 1, 2013 and is no longer accounted for as a part of the Investment Portfolio.

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

       Main Street's portfolio strategy calls for it to invest primarily in illiquid debt and equity securities issued by private, LMM companies and debt securities issued by Middle Market companies that are generally larger in size than the LMM companies. Main Street categorizes some of its investments in LMM companies and Middle Market companies as Private Loan portfolio investments, which are typically debt securities issued by companies that are consistent in size with either the LMM companies or Middle Market companies, but are investments which have been originated through strategic relationships with other investment funds on a collaborative basis. Main Street's portfolio also includes Other Portfolio investments which primarily consist of investments that are not consistent with the typical profiles for our LMM portfolio investments, Middle Market portfolio investments or Private Loan portfolio investments, including investments which may be managed by third parties. All of Main Street's portfolio investments may be subject to restrictions on resale.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       For LMM portfolio investments, Main Street generally reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process. For Middle Market portfolio investments, Main Street primarily uses observable inputs such as quoted prices in the valuation process. For Middle Market portfolio investments for which sufficient observable inputs are not available to determine fair value, Main Street generally uses either unobservable inputs through obtaining third party quotes or other independent pricing or an approach similar to the income approach using a yield-to-maturity model used to value its LMM portfolio debt investments.

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

       For valuation purposes, "non-control" LMM portfolio investments are generally composed of debt and equity securities in companies for which Main Street does not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company's board of directors. Market quotations are generally not readily available for non-control LMM portfolio investments. For non-control LMM portfolio investments, Main Street typically uses a combination of the market and income approaches to value its equity investments and the income approach to value its debt investments similar to the approaches used for our control LMM portfolio investments and which includes using a yield-to-maturity approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Main Street's estimate of the expected repayment date of a LMM debt security is generally the legal maturity date of the instrument, as Main Street generally intends to hold its LMM loans and debt securities to maturity. The yield-to-maturity analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. Main Street will use the value determined by the yield-to-maturity analysis as the fair value for that security; however, because of Main Street's general intent to hold its loans to maturity, the fair value will not exceed the principal of the LMM debt security. A change in the assumptions that Main Street uses to estimate the fair value of its LMM debt securities using the

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

yield-to-maturity analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or if a LMM debt security is in workout status, Main Street may consider other factors in determining the fair value of the LMM debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis.

       Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on its investments in each LMM portfolio company once a quarter. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent advisor. The nationally recognized independent advisor is generally consulted relative to Main Street's investments in each LMM portfolio company at least once in every calendar year, and for Main Street's investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent advisor on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with its independent advisor in arriving at Main Street's determination of fair value on its investments in a total of 50 LMM portfolio companies for the year ended December 31, 2013, representing approximately 76% of the total LMM portfolio at fair value as of December 31, 2013 and on a total of 47 LMM portfolio companies for the year ended December 31, 2012, representing approximately 80% of the total LMM portfolio and investment in the affiliated Internal Investment Manager at fair value as of December 31, 2012.

       For valuation purposes, all of Main Street's Middle Market portfolio investments are non-control investments for which Main Street does not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company's board of directors. Main Street primarily uses observable inputs to determine the fair value of these investments through obtaining third party quotes or other independent pricing, to the extent such sufficient observable inputs are available to determine fair value. For Middle Market portfolio investments for which sufficient observable inputs are not available to determine fair value, Main Street generally uses either unobservable inputs through obtaining third party quotes or other independent pricing or an approach similar to the income approach using a yield-to-maturity model used to value its LMM portfolio debt investments.

       For valuation purposes, all of Main Street's Private Loan portfolio investments are non-control investments for which Main Street does not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company's board of directors. As sufficient observable inputs to determine the fair value of these Private Loan portfolio investments through obtaining third party pricing or other independent pricing are not generally available, Main Street generally uses either unobservable inputs through obtaining third party quotes or other independent pricing or an approach similar to the income approach using a yield-to-maturity model used to value its LMM portfolio debt investments.

       For valuation purposes, all of Main Street's Other Portfolio investments are non-control investments for which Main Street generally does not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company's board of directors. Main Street's Other Portfolio investments comprised 3.3% and 2.6%, respectively, of Main Street's Investment Portfolio at fair value as of December 31, 2013 and 2012. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street determines the fair value based on the fair value of the portfolio company as determined by independent third parties and based on Main Street's proportional ownership in the portfolio company, as well as the financial

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

position and assessed risk of each of these portfolio investments. For Other Portfolio debt investments with observable inputs, Main Street determines the fair value of these investments through obtaining third party quotes or other independent pricing, to the extent sufficient observable inputs are available to determine fair value. To the extent such observable inputs are not available, Main Street values these Other Portfolio debt investments through an approach similar to the income approach using a yield-to-maturity model used to value its LMM portfolio debt investments.

       For valuation purposes, Main Street's investment in the External Investment Manager is a control investment for which Main Street has a controlling interest in the portfolio company and the ability to nominate a majority of the portfolio company's board of directors. Market quotations are not readily available for this investment, and as a result, Main Street determines the fair value of the External Investment Manager using the enterprise value methodology under the market approach. In estimating the enterprise value, Main Street analyzes various factors, including the entity's historical and projected financial results, as well as its size, marketability and performance relative to the population of market multiples. This valuation approach estimates the value of the investment if Main Street were to sell, or exit, the investment. In addition, we consider the value associated with Main Street's ability to control the capital structure of the company, as well as the timing of a potential exit.

       Due to the inherent uncertainty in the valuation process, Main Street's determination of fair value for its Investment Portfolio may differ materially from the values that would have been used had a ready market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. Main Street determines the fair value of each individual investment and records changes in fair value as unrealized appreciation or depreciation.

       Main Street uses a standard internal portfolio investment rating system in connection with its investment oversight, portfolio management and analysis and investment valuation procedures for its LMM portfolio companies. This system takes into account both quantitative and qualitative factors of the LMM portfolio company and the investments held therein.

       The Board of Directors of Main Street has the final responsibility for reviewing and approving, in good faith, Main Street's determination of the fair value for its Investment Portfolio consistent with the 1940 Act requirements. Main Street believes its Investment Portfolio as of December 31, 2013 and 2012 approximates fair value as of those dates based on the markets in which Main Street operates and other conditions in existence on those reporting dates.

2.    Use of Estimates

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results may differ from these estimates under different conditions or assumptions. Additionally, as explained in Note B.1., the financial statements include investments in the Investment Portfolio whose values have been estimated by Main Street with the oversight, review and approval by Main Street's Board of Directors in the absence of readily ascertainable market values. Because of the inherent uncertainty of the Investment Portfolio valuations, those estimated values may differ significantly from the values that would have been used had a readily available market for the investments existed, and it is reasonably possible that the differences could be material.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Cash and Cash Equivalents

       Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value.

       At December 31, 2013, cash balances totaling $31.8 million exceeded FDIC insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company's cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

4.    Marketable Securities and Idle Funds Investments

       Marketable securities and idle funds investments include investments in intermediate-term secured debt investments, independently rated debt investments and publicly traded debt and equity investments. See the "Consolidated Schedule of Investments" for more information on Marketable securities and idle funds investments.

5.    Interest, Dividend and Fee Income (Structuring and Advisory Services)

       Main Street records interest and dividend income on the accrual basis to the extent amounts are expected to be collected. Dividend income is recorded as dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. In accordance with Main Street's valuation policy, Main Street evaluates accrued interest and dividend income periodically for collectability. When a loan or debt security becomes 90 days or more past due, and if Main Street otherwise does not expect the debtor to be able to service all of its debt or other obligations, Main Street will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security's status significantly improves regarding the debtor's ability to service the debt or other obligations, or if a loan or debt security is fully impaired, sold or written off, Main Street removes it from non-accrual status.

       Main Street holds debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind ("PIK") interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed. To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. For the years ended December 31, 2013, 2012 and 2011, (i) approximately 4.3%, 4.3% and 3.7%, respectively, of Main Street's total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.2%, 0.3% and 2.5%, respectively, of Main Street's total investment income was attributable to cumulative dividend income not paid currently in cash.

       As of December 31, 2013, Main Street had two investments with positive fair value on non-accrual status which comprised approximately 2.3% of the total Investment Portfolio at fair value and 4.7% of the total Investment Portfolio at cost and no fully impaired investments. As of December 31, 2012, Main Street had no investments with positive fair value on non-accrual status and one fully impaired investment which comprised approximately 0.2% of the total Investment Portfolio at cost, in each case, excluding the investment in the affiliated Internal Investment Manager.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       Main Street may periodically provide services, including structuring and advisory services, to its portfolio companies or other third parties. For services that are separately identifiable and evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment or other applicable transaction closes. Fees received in connection with debt financing transactions for services that do not meet these criteria are treated as debt origination fees and are deferred and accreted into interest income over the life of the financing (see Note B.7. for further discussion).

       A presentation of the investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Years Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$94,546	$72,074	$53,485
Fee income	6,488	6,573	4,558
Dividend income	14,124	10,211	7,002

Total interest, fee and dividend income	$115,158	$88,858	$65,045

6.    Deferred Financing Costs

       Deferred financing costs include SBIC debenture commitment fees and SBIC debenture leverage fees on the SBIC debentures which are not accounted for under the fair value option under ASC 825 (as discussed further in Note B.11.). These fees are approximately 3.4% of the total commitment and draw amounts, as applicable. These deferred financing costs have been capitalized and are being amortized into interest expense over the term of the debenture agreement (the term of which is ten years).

       Deferred financing costs also include commitment fees and other costs related to our multi-year investment credit facility (the "Credit Facility", as discussed further in Note G). These costs have been capitalized and are amortized into interest expense over their respective terms.

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

       To maintain RIC tax treatment (as discussed below in Note B.9.), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the years ended December 31, 2013, 2012 and 2011, approximately 3.3%, 3.7% and 3.5%, respectively, of Main Street's total investment income was attributable to interest income for the accretion of discounts associated with debt investments, net of any premium reduction.

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

9.    Income Taxes

       MSCC has elected and intends to continue to qualify for the tax treatment applicable to a RIC under the Code, and, among other things, intends to make the required distributions to its stockholders as specified therein. In order to qualify as a RIC, MSCC is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, each year. Depending on the level of taxable income earned in a tax year, MSCC may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. As part of maintaining RIC status, undistributed taxable income (subject to a 4% excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared prior to the filing of the federal income tax return for the applicable fiscal year.

       The Taxable Subsidiaries hold certain portfolio investments of Main Street. The Taxable Subsidiaries are consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by them are included in the consolidated financial statements. The Taxable Subsidiaries permit Main Street to hold equity investments in portfolio companies which are "pass through" entities for tax purposes and continue to comply with the "source income" requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with Main Street for income tax purposes and may generate income tax expense, or benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. This income tax expense, or benefit, if any, and the related tax assets and liabilities are reflected in Main Street's consolidated financial statements.

       The Internal Investment Manager has elected, for tax purposes, to be treated as a taxable entity, is not consolidated with Main Street for income tax purposes and is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. The Internal Investment Manager elected to be treated as a taxable entity to enable it to receive fee income and to allow MSCC to continue to comply with the "source income" requirements contained in the RIC tax provisions of the Code. The taxable income, or loss, of the Internal Investment Manager may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. Through March 31, 2013, the Internal Investment Manager provided for any income tax expense, or benefit, and any tax assets and liabilities in its separate financial statements. Beginning April 1, 2013, the Internal Investment Manager is included in Main Street's consolidated financial statements and reflected as a consolidated subsidiary and

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any income tax expense, or benefit, and any tax assets and liabilities are reflected in Main Street's consolidated financial statements.

       The Taxable Subsidiaries and the Internal Investment Manager use the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

11.  Fair Value of Financial Instruments

       Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Main Street believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate the fair values of such items due to the short term nature of these instruments. Marketable securities and idle funds investments may include investments in certificates of deposit, U.S. government agency securities, independently rated debt investments, diversified bond funds and publicly traded debt and equity investments and the fair value determination for these investments under the provisions of ASC 820 generally consists of Level 1 and 2 observable inputs, similar in nature to those discussed further in Note C.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

       As a result of the Exchange Offer, which left a minority portion of MSC II's equity interests owned by certain non-Main Street entities for the periods prior to March 31, 2012, the net earnings of MSC II attributable to the remaining noncontrolling interest in MSC II are excluded from all per share amounts presented, and the per share amounts only reflect the net earnings attributable to Main Street's ownership interest in MSC II for the periods prior to March 31, 2012. During the first quarter of 2012, MSCC completed the Final MSC II Exchange to acquire all of the minority portion of MSC II's equity interests not already owned by MSCC. The following table provides a reconciliation of Net Investment Income and Net Realized Income attributable to common stock by excluding amounts related to the noncontrolling interest in MSC II that remained owned by non-Main Street entities for the years ended December 31, 2012 and 2011.

	Years Ended December 31,
	2012	2011
	(in thousands)
Net Investment Income	$59,325	$39,277
Noncontrolling interest share of Net Investment Income	(62)	(766)

Net Investment Income attributable to common stock	59,263	38,511
Total net realized gain from investments	16,479	2,639
Noncontrolling interest share of net realized (gain) from investments	(3)	(91)

Net Realized Income attributable to common stock	$75,739	$41,059

Net Investment Income per share —
Basic and diluted	$2.01	$1.69

Net Realized Income per share —
Basic and diluted	$2.56	$1.80

Weighted average shares outstanding —
Basic and diluted	29,540,114	22,850,299

13. Recently Issued Accounting Standards

       In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date ("ASU 2013-04"). ASU 2013-04 provides additional guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. Public companies are required to apply ASU 2013-04 prospectively for interim and annual reporting periods beginning after December 15, 2013.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       In June 2013, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2013-08, Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements ("ASU 2013-08"). ASU 2013-08 amends the criteria that define an investment company, clarifies the measurement guidance and requires certain additional disclosures. Public companies are required to apply ASU 2013-08 prospectively for interim and annual reporting periods beginning after December 15, 2013.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

       As of December 31, 2013, all except for one of Main Street's LMM portfolio investments consisted of illiquid securities issued by private companies. The remaining investment was a publicly traded equity security. As a result, the fair value determination for the LMM portfolio investments primarily consisted of unobservable inputs. The fair value determination for the publicly traded equity security consisted of observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value. As a result, all of Main Street's LMM portfolio investments were categorized as Level 3 as of December 31, 2013, except for the one publicly traded equity security which was categorized as Level 2. As of December 31, 2012, all of Main Street's LMM portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street's LMM portfolio investments were categorized as Level 3 as of December 31, 2012.

       As of December 31, 2013 and 2012, Main Street's Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value of these investments, observable inputs in the non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, a portion of Main Street's Middle Market portfolio investments were categorized as Level 2 as of December 31, 2013 and 2012. For those Middle Market portfolio investments for which sufficient observable inputs were not available to determine fair value of the investments, Main Street categorized such investments as Level 3 as of December 31, 2013 and 2012.

       As of December 31, 2013 and 2012, Main Street's Private Loan portfolio investments primarily consisted of investments in interest-bearing debt and equity securities in companies that are consistent with the size of companies in our LMM portfolio or our Middle Market portfolio, but are investments which have been originated through strategic relationships with other investment funds on a collaborative basis. Our Private Loan portfolio debt investments are generally secured by either a first or second priority lien. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Private Loan portfolio investments were categorized as Level 3 as of December 31, 2013 and 2012.

       As of December 31, 2013 and 2012, Main Street's Other Portfolio debt investments consisted of investments in secured debt investments. The fair value determination for Other Portfolio debt investments consisted of observable inputs in non-active markets and, as such, were categorized as Level 2 as of December 31, 2013 and 2012.

       As of December 31, 2013 and 2012, Main Street's Other Portfolio equity investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street's Other Portfolio equity investments were categorized as Level 3 as of December 31, 2013 and 2012.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       As of December 31, 2013, Main Street's Marketable securities and idle funds investments consisted primarily of investments in publicly traded debt and equity investments. The fair value determination for these investments consisted of a combination of observable inputs in active markets for which sufficient observable inputs were available to determine the fair value of these investments. As a result, all of Main Street's Marketable securities and idle funds investments were categorized as Level 1 as of December 31, 2013. As of December 31, 2012, Main Street's Marketable securities and idle funds investments consisted primarily of investments in secured and unsecured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value of these investments. As a result, all of Main Street's Marketable securities and idle funds investments were categorized as Level 2 as of December 31, 2012.

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

  •
  Contractual rights, obligations or restrictions associated with the investment; and

  •
  Other factors deemed relevant.

       The significant unobservable inputs used in the fair value measurement of Main Street's LMM equity securities, which are generally valued through an average of the discounted cash flow technique and the market comparable/enterprise value technique (unless one of these approaches is determined to not be appropriate), are (i) EBITDA multiples and (ii) the weighted average cost of capital ("WACC"). Significant increases (decreases) in EBITDA multiple inputs in isolation would result in a significantly higher (lower) fair value measurement. On the contrary, significant increases (decreases) in WACC inputs in isolation would result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of Main Street's LMM, Middle Market, Private Loan and Other Portfolio debt securities are (i) risk adjusted discount rates used in the yield-to-maturity valuation technique (described in

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note B.1. — Valuation of the Investment Portfolio) and (ii) the percentage of expected principal recovery. Significant increases (decreases) in any of these discount rates in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in any of these expected principal recovery percentages in isolation would result in a significantly higher (lower) fair value measurement. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral and fair values as determined by independent third parties, which are not presented in the table below.

       The following tables are not intended to be all-inclusive, but, rather, provide a summary of the significant unobservable inputs used to fair value Main Street's Level 3 portfolio investments as of December 31, 2013 and 2012.

Type of Investment	Fair Value as of December 31, 2013 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)
Equity investments	$307,322	Discounted cash flow	Weighted average cost of capital	11.1% - 19.0%	14.3%
		Market comparable / Enterprise Value	EBITDA multiple(1)	4.0x - 7.2x(2)	6.0x
Debt investments	$467,396	Discounted cash flow	Risk adjusted discount factor	6.5% - 26.4%(2)	14.3%
			Adjustment factors	66.9% - 100.0%	97.8%
	$430,172	Market Approach	Third Party Quote	82.3 - 102.9

Total Level 3 investments	$1,204,890
(1)
EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

(2)
Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 4.0x - 11.5x and the range for risk adjusted discount factor is 6.5% - 96.0%.

(3)
Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

Type of Investment	Fair Value as of December 31, 2012 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)
Equity investments	$220,359	Discounted cash flow	Weighted average cost of capital	11.0% - 19.0%	14.9%
		Market comparable / Enterprise Value	EBITDA multiple(1)	4.0x - 7.0x(2)	5.7x
Debt investments	$360,604	Discounted cash flow	Risk adjusted discount factor	9.2% - 16.0%(2)	13.3%
			Adjustment factors	0.0% - 100.0%	99.5%
	$116,668	Market Approach	Third Party Quote	94.3 - 104.0

Total Level 3 investments	$697,631
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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       The following table provides a summary of changes in fair value of Main Street's Level 3 portfolio investments for the years ended December 31, 2013 and 2012 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2012	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments(1)	New Investments(1)	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of December 31, 2013
Debt	$477,272	$47,903	$(247,820)	$635,392	$4,128	$(21,770)	$2,463	$897,568
Equity	191,764	—	(6,113)	52,086	(9,003)	40,191	1,839	270,764
Equity Warrant	28,595	314	(2,259)	9,048	(864)	3,357	(1,633)	36,558

	$697,631	$48,217	$(256,192)	$696,526	$(5,739)	$21,778	$2,669	$1,204,890

Type of Investment	Fair Value as of December 31, 2011	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments(1)	New Investments(1)	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of December 31, 2012
Debt	$260,190	$33,067	$(114,528)	$287,166	$1,104	$3,845	$6,428	$477,272
Equity	113,920	1,259	(16,571)	47,333	(11,187)	44,105	12,905	191,764
Equity Warrant	43,269	235	(3,924)	1,880	(6,836)	6,871	(12,900)	28,595
Internal Investment Manager(2)	1,869	—	(1,616)	—	—	(253)	—	—

	$419,248	$34,561	$(136,639)	$336,379	$(16,919)	$54,568	$6,433	$697,631

(1)
Includes the impact of non-cash conversions.

(2)
Reflects the adjustment to the investment in the Internal Investment Manager in connection with the acquisition of the remaining externally owned MSC II equity interests.

       As of December 31, 2013 and 2012, the fair value determination for the SBIC debentures recorded at fair value primarily consisted of unobservable inputs. As a result, the SBIC debentures which are recorded at fair value were categorized as Level 3. Main Street determines the fair value of these instruments primarily using a yield-to-maturity approach that analyzes the discounted cash flows of interest and principal for each SBIC debenture recorded at fair value based on estimated market interest rates for debt instruments of similar structure, terms, and maturity. Main Street's estimate of the expected repayment date of principal for each SBIC debenture recorded at fair value is the legal maturity date of the instrument.

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

       The following table is not intended to be all-inclusive but, rather, provides a summary of the significant unobservable inputs used to fair value Main Street's Level 3 SBIC debentures as of December 31, 2013 and 2012(amounts in thousands).

Type of Instrument	Fair Value as of December 31, 2013 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC Debentures	$62,050	Discounted cash flow	Estimated market interest rates	8.5% - 9.1%	8.9%

Type of Instrument	Fair Value as of December 31, 2012 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC Debentures	$86,467	Discounted cash flow	Estimated market interest rates	7.1% - 9.0%	8.0%

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       The following table provides a summary of changes for the Level 3 SBIC debentures recorded at fair value for the years ended December 31, 2013 and 2012 (amounts in thousands).

Type of Instrument	Fair Value as of December 31, 2012	Repayments	Net Realized Loss	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of September 30, 2013
SBIC Debentures at fair value	$86,467	$(24,800)	$4,775	$—	$(4,392)	$62,050

Type of Instrument	Fair Value as of December 31, 2011	Repayments	Net Realized Loss	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of December 31, 2012
SBIC Debentures at fair value	$76,887	$—	$—	$5,000	$4,580	$86,467

       At December 31, 2013 and 2012, Main Street's investments and SBIC debentures at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
At December 31, 2013	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$659,405	$—	$10,235	$649,170
Middle Market portfolio investments	471,458	—	69,063	402,395
Private Loan portfolio investments	111,463	—	—	111,463
Other Portfolio investments	42,798	—	2,000	40,798
External Investment Manager	1,064	—	—	1,064

Total portfolio investments	1,286,188	—	81,298	1,204,890
Marketable securities and idle funds investments	13,301	$13,301	—	—

Total investments	$1,299,489	$13,301	$81,298	$1,204,890

SBIC Debentures at fair value	$62,050	$—	$—	$62,050

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements
		(in thousands)
At December 31, 2012	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$482,864	$—	$—	$482,864
Middle Market portfolio investments	351,972	—	219,838	132,134
Private Loan portfolio investments	65,493		4,992	60,501
Other Portfolio investments	24,102		1,970	22,132
Investment in affiliated Internal Investment Manager	—	—	—	—

Total portfolio investments	924,431	—	226,800	697,631
Marketable securities and idle funds investments	28,535	—	28,535	—

Total investments	$952,966	$—	$255,335	$697,631

SBIC Debentures at fair value	$86,467	$—	$—	$86,467

  Investment Portfolio Composition

       Main Street's lower middle market ("LMM") portfolio investments primarily consist of secured debt, equity warrants and direct equity investments in privately held, LMM companies based in the United States. Main Street's LMM portfolio companies generally have annual revenues between $10 million and $150 million, and its LMM investments generally range in size from $5 million to $25 million. The LMM debt investments are typically secured by either a first or second lien on the assets of the portfolio company, primarily bear interest at fixed rates, and generally have a term of between five and seven years from the original investment date. In most LMM portfolio companies, Main Street usually receives nominally priced equity warrants and/or makes direct equity investments in connection with a debt investment.

       Main Street's middle market ("Middle Market") portfolio investments primarily consist of direct investments in or secondary purchases of interest-bearing debt securities in privately held companies based in the United States that are generally larger in size than the LMM companies included in Main Street's LMM portfolio. Main Street's Middle Market portfolio companies generally have annual revenues between $150 million and $1.5 billion and its Middle Market investments generally range in size from $3 million to $15 million. Main Street's Middle Market portfolio debt investments are generally secured by either a first or second priority lien on the assets of the company and typically have a term of between three and five years.

       Main Street's Private Loan ("Private Loan") portfolio investments primarily consist of investments in interest-bearing debt securities in companies that are consistent with the size of companies in its LMM portfolio or its Middle Market portfolio, but are investments which have been originated through strategic relationships with other investment funds on a collaborative basis. Our Private Loan portfolio debt investments are generally secured by either a first or second priority lien and typically have a term of between three and seven years.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       Main Street's external asset management business is conducted through its External Investment Manager. Main Street has entered into an agreement through the Internal Investment Manager to provide the External Investment Manager with asset management service support for HMS Income Fund, Inc. ("HMS Income"). Through this agreement, Main Street provides management and other services to the External Investment Manager, as well as access to Main Street's employees, infrastructure, business relationships, management expertise and capital raising capabilities. Beginning in the first quarter of 2014, Main Street charges the External Investment Manager a fee for the use of these services. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed.

       Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the years ended December 31, 2013, 2012 and 2011, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

       As of December 31, 2013, Main Street had debt and equity investments in 62 LMM portfolio companies with an aggregate fair value of approximately $659.4 million, with a total cost basis of approximately $543.3 million, and a weighted average annual effective yield on its LMM debt investments of approximately 14.7%. As of December 31, 2013, approximately 76% of Main Street's total LMM portfolio investments at cost were in the form of debt investments and approximately 86% of such debt investments at cost were secured by first priority liens on the assets of Main Street's LMM portfolio companies. At December 31, 2013, Main Street had equity ownership in approximately 94% of its LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 33%. As of December 31, 2012, Main Street had debt and equity investments in 56 LMM portfolio companies with an aggregate fair value of approximately $482.9 million, with a total cost basis of approximately $380.5 million, and a weighted average annual effective yield on its LMM debt investments of approximately 14.3%. As of December 31, 2012, approximately 75% of Main Street's total LMM portfolio investments at cost were in the form of debt investments and approximately 93% of such debt investments at cost were secured by first priority liens on the assets of Main Street's LMM portfolio companies. At December 31, 2012, Main Street had equity ownership in approximately 93% of its LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 33%. The weighted average annual yields were computed using the effective interest rates for all debt investments at December 31, 2013 and 2012, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt investments and any debt investments on non-accrual status.

       As of December 31, 2013, Main Street had Middle Market portfolio investments in 92 companies, collectively totaling approximately $471.5 million in fair value with a total cost basis of approximately $468.3 million. The weighted average EBITDA for the 92 Middle Market portfolio company investments was approximately $79.0 million as of December 31, 2013. As of December 31, 2013, substantially all of its Middle Market portfolio investments were in the form of debt investments and approximately 92% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on Main Street's Middle Market portfolio debt investments was approximately 7.8% as of December 31, 2013. As of December 31, 2012, Main Street had Middle Market portfolio investments in 79 companies, collectively totaling approximately $352.0 million in fair value with a total cost basis of approximately $348.1 million. The weighted average EBITDA for the 79 Middle Market portfolio company investments was approximately $93.5 million as of December 31, 2012. As of December 31, 2012, substantially all of its Middle Market portfolio investments were in the form of debt investments and approximately 91% of such debt investments at cost were secured by first priority liens on portfolio company

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets. The weighted average annual effective yield on Main Street's Middle Market portfolio debt investments was approximately 8.0% as of December 31, 2012. The weighted average annual yields were computed using the effective interest rates for all debt investments at December 31, 2013 and 2012, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt investments.

       As of December 31, 2013, Main Street had Private Loan portfolio investments in 15 companies, collectively totaling approximately $111.5 million in fair value with a total cost basis of approximately $111.3 million. The weighted average EBITDA for the 15 Private Loan portfolio company investments was approximately $18.4 million as of December 31, 2013. As of December 31, 2012, 95% of its Private Loan portfolio investments were in the form of debt investments and 98% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on Main Street's Private Loan portfolio debt investments was approximately 11.3% as of December 31, 2013. As of December 31, 2012, Main Street had Private Loan portfolio investments in 9 companies, collectively totaling approximately $65.5 million in fair value with a total cost basis of approximately $64.9 million. The weighted average EBITDA for the 9 Private Loan portfolio company investments was approximately $45.6 million as of December 31, 2012. As of December 31, 2012, approximately 99% of its Private Loan portfolio investments were in the form of debt investments and all such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on Main Street's Private Loan portfolio debt investments was approximately 14.8% as of December 31, 2012. The weighted average annual yields were computed using the effective interest rates for all debt investments at December 31, 2013 and 2012, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt investments.

       As of December 31, 2013, Main Street had Other Portfolio investments in 6 companies, collectively totaling approximately $42.8 million in fair value and approximately $40.1 million in cost basis and which comprised 3.3% of Main Street's Investment Portfolio at fair value as of December 31, 2013. As of December 31, 2012, Main Street had Other Portfolio investments in 3 companies, collectively totaling approximately $24.1 million in fair value and approximately $23.6 million in cost basis and which comprised 2.6% of Main Street's Investment Portfolio at fair value as of December 31, 2012.

       As discussed further above, Main Street holds an investment in the External Investment Manager, a wholly owned subsidiary that is treated as a portfolio investment. As of December 31, 2013, there was no cost basis in this investment and the investment had a fair value of $1.1 million, which comprised 0.1% of our Investment Portfolio.

       During 2013, Main Street began categorizing certain of its portfolio investments that were previously categorized as LMM portfolio investments or Middle Market portfolio investments as Private Loan portfolio investments to provide a separate classification based upon the nature in which such investments are originated. During the year ended December 31, 2013, there were ten portfolio company investment transfers from the LMM and Middle Market portfolio investment categories to the Private Loan portfolio investment category totaling $69.6 million in fair value and $69.0 million in cost as of the date of transfer.

       The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of December 31, 2013 and 2012 (this

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

information excludes the Other Portfolio investments, the External Investment Manager and the Internal Investment Manager).

Cost:	December 31, 2013	December 31, 2012
First lien debt	79.0%	81.1%
Equity	10.4%	10.4%
Second lien debt	8.4%	6.0%
Equity warrants	1.9%	1.9%
Other	0.3%	0.6%

	100.0%	100.0%

Fair Value:	December 31, 2013	December 31, 2012
First lien debt	69.9%	72.1%
Equity	19.3%	18.7%
Second lien debt	7.6%	5.4%
Equity warrants	2.9%	3.3%
Other	0.3%	0.5%

	100.0%	100.0%

       The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of December 31, 2013 and 2012 (this information excludes the Other Portfolio investments, the External Investment Manager and the Internal Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	December 31, 2013	December 31, 2012
Southwest	27.8%	27.7%
West	19.1%	25.7%
Northeast	18.0%	17.2%
Southeast	15.6%	10.1%
Midwest	15.4%	17.6%
Canada	1.2%	0.0%
Other Non-United States	2.9%	1.7%

	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value:	December 31, 2013	December 31, 2012
Southwest	30.9%	31.3%
West	20.1%	25.3%
Northeast	17.6%	15.8%
Southeast	12.6%	9.1%
Midwest	15.0%	17.0%
Canada	1.1%	0.0%
Other Non-United States	2.7%	1.5%

	100.0%	100.0%

       Main Street's LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by industry at cost and fair value as of

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2013 and 2012 (this information excludes the Other Portfolio investments, the External Investment Manager and the Internal Investment Manager).

Cost:	December 31, 2013	December 31, 2012
Energy Equipment & Services	10.7%	8.4%
Media	7.8%	7.2%
Specialty Retail	7.2%	6.1%
IT Services	6.1%	2.8%
Health Care Providers & Services	5.8%	5.3%
Hotels, Restaurants & Leisure	5.8%	3.5%
Commercial Services & Supplies	5.1%	6.4%
Construction & Engineering	4.1%	4.7%
Software	3.8%	8.3%
Machinery	3.3%	6.7%
Diversified Telecommunication Services	3.3%	0.0%
Oil, Gas & Consumable Fuels	3.2%	1.6%
Road & Rail	2.7%	1.0%
Internet Software & Services	2.5%	0.2%
Diversified Consumer Services	2.4%	3.2%
Electronic Equipment, Instruments & Components	2.3%	2.6%
Textiles, Apparel & Luxury Goods	1.6%	0.7%
Auto Components	1.6%	0.5%
Trading Companies & Distributors	1.5%	1.0%
Professional Services	1.4%	2.2%
Building Products	1.4%	2.0%
Chemicals	1.3%	2.0%
Health Care Equipment & Supplies	1.2%	1.5%
Consumer Finance	1.1%	1.2%
Containers & Packaging	1.0%	1.5%
Food Products	0.9%	2.0%
Aerospace & Defense	0.8%	1.9%
Metals & Mining	0.7%	2.2%
Paper & Forest Products	0.8%	1.0%
Insurance	0.2%	2.0%
Construction Materials	0.2%	1.7%
Communications Equipment	0.0%	1.2%
Other(1)	8.2%	7.4%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value:	December 31, 2013	December 31, 2012
Energy Equipment & Services	10.2%	10.2%
Media	7.6%	6.7%
Specialty Retail	6.5%	4.9%
Health Care Providers & Services	5.6%	5.3%
Hotels, Restaurants & Leisure	5.6%	3.5%
IT Services	5.6%	2.5%
Machinery	5.3%	8.3%
Commercial Services & Supplies	4.6%	6.1%
Construction & Engineering	4.6%	5.1%
Software	4.0%	7.9%
Diversified Consumer Services	3.9%	4.0%
Diversified Telecommunication Services	3.6%	0.0%
Road & Rail	3.0%	1.5%
Oil, Gas & Consumable Fuels	2.9%	1.4%
Internet Software & Services	2.9%	0.6%
Electronic Equipment, Instruments & Components	2.4%	2.4%
Auto Components	1.5%	0.4%
Textiles, Apparel & Luxury Goods	1.4%	0.6%
Trading Companies & Distributors	1.3%	1.7%
Paper & Forest Products	1.3%	1.2%
Professional Services	1.2%	2.0%
Chemicals	1.2%	1.8%
Building Products	1.0%	1.5%
Health Care Equipment & Supplies	1.0%	1.3%
Containers & Packaging	0.9%	1.3%
Food Products	0.8%	1.8%
Consumer Finance	0.8%	1.1%
Metals & Mining	0.7%	1.9%
Aerospace & Defense	0.7%	1.7%
Transportation Infrastructure	0.7%	1.0%
Insurance	0.2%	1.8%
Construction Materials	0.1%	1.4%
Communications Equipment	0.0%	1.1%
Other(1)	6.9%	6.0%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

       At December 31, 2013 and 2012, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE D — WHOLLY OWNED INVESTMENT MANAGERS

  External Investment Manager

       As discussed further above in Note A.1., the External Investment Manager provides investment management advisory and other services to External Parties. The External Investment Manager is accounted for as a portfolio investment of MSCC since the External Investment Manager conducts all of its investment management activities for parties outside of MSCC and its consolidated subsidiaries.

       During May 2012, MSCC entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income Fund, Inc. ("HMS Income"), a non publicly-traded BDC whose registration statement on Form N-2 was declared effective by the SEC in June 2012, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required relief from the SEC, MSCC assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on MSCC's ability to meet the source-of-income requirement necessary for it to maintain its RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. However, MSCC and the External Investment Adviser agreed to waive all such fees from the effective date of HMS Adviser's registration statement on Form N-2 through December 31, 2013. As a result, as of December 31, 2013, MSCC and the External Investment Adviser had not received any base management fee or incentive fees under the investment sub-advisory agreement and neither is due any unpaid compensation for any base management fee or incentive fees under the investment sub-advisory agreement. Neither MSCC nor the External Investment Manager has waived the External Investment Manager's management or incentive fees after December 31, 2013 and, as a result, the External Investment Manager began accruing such fees on January 1, 2014.

  Internal Investment Manager

       As a result of the Formation Transactions, the Internal Investment Manager is a wholly owned subsidiary of MSCC. However, through March 31, 2013, the Internal Investment Manager was accounted for as a portfolio investment since the Internal Investment Manager is not an investment company and since it had historically conducted a significant portion of its investment management activities for parties outside of MSCC and its consolidated subsidiaries. Effective April 1, 2013, the Internal Investment Manager was consolidated prospectively as the controlled operating subsidiary is considered to be providing substantially all of its services directly or indirectly to Main Street or its portfolio companies.

       The Internal Investment Manager receives recurring investment management fees from MSCC and certain direct and indirect wholly owned subsidiaries of MSCC. Through March 31, 2013, the Internal Investment Manager also received certain management, consulting and advisory fees for providing these services to third parties (the "External Services").

       Through March 31, 2013, the investment in the Internal Investment Manager was accounted for using fair value accounting, with the fair value determined by Main Street and approved, in good faith, by Main Street's Board of Directors, based on the total estimated present value of the net cash flows received for the External Services, over the estimated dollar averaged life of the related investment management, advisory or consulting contract, and was also based on comparable public market transactions. The net cash flows utilized in the valuation of the Internal Investment Manager excluded any revenues and expenses from MSCC and its subsidiaries, but included the revenues attributable to External Services, and were reduced by an estimated allocation of costs related to providing such External Services. Any change in fair value of the investment in the Internal Investment Manager was recognized on Main Street's statement of operations as "Unrealized

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

appreciation (depreciation) in Investment in affiliated Internal Investment Manager," with a corresponding increase (in the case of appreciation) or decrease (in the case of depreciation) to "Investment in affiliated Internal Investment Manager" on Main Street's balance sheet. As of March 31, 2013 (the last period the Internal Investment Manager was considered to be a portfolio investment for accounting purposes) and December 31, 2012, the fair value of the investment in the Internal Investment Manager was zero. Beginning April 1, 2013, the Internal Investment Manager was fully consolidated with MSCC and its other consolidated subsidiaries in Main Street's consolidated financial statements and, as of April 1, 2013, all assets and liabilities were included in the consolidated balance sheet at fair value.

       The Internal Investment Manager has elected, for tax purposes, to be treated as a taxable entity, is not consolidated with Main Street for income tax purposes and is taxed at normal corporate tax rates based on its taxable income, or loss, and, as a result of its activities, may generate income tax expense or benefit. The Internal Investment Manager initially elected to be treated as a taxable entity to enable it to receive fee income and to allow MSCC to continue to comply with the "source income" requirements contained in the RIC tax provisions of the Code. The taxable income, or loss, of the Internal Investment Manager may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. Through March 31, 2013, the Internal Investment Manager provided for any income tax expense, or benefit, and any tax assets or liabilities in its separate financial statements. Beginning April 1, 2013, the Internal Investment Manager is included in Main Street's consolidated financial statements and reflected as a consolidated subsidiary and any income tax expense, or benefit, and any tax assets or liabilities are reflected in Main Street's consolidated financial statements.

       Pursuant to a historical support services agreement with MSCC, the Internal Investment Manager was reimbursed each quarter by MSCC for its cash operating expenses, less fees that the Internal Investment Manager received from MSC II and third parties, associated with providing investment management and other services to MSCC, its subsidiaries and third parties. Through March 31, 2013, these fees paid by MSC II to the Internal Investment Manager were reflected as "Expenses reimbursed to affiliated Internal Investment Manager" on the statements of operations along with any additional net costs reimbursed by MSCC and its consolidated subsidiaries to the Internal Investment Manager pursuant to the support services agreement. Beginning April 1, 2013, the expenses of the Internal Investment Manager are included in Main Street's consolidated financial statements, after elimination of any intercompany activity, in the statement of operations as either compensation expenses or as a part of general and administrative expenses.

       In the separate stand-alone financial statements of the Internal Investment Manager as summarized below, as part of the Formation Transactions the Internal Investment Manager recognized an $18 million intangible asset related to the investment advisory agreement with MSC II consistent with Staff Accounting Bulletin No. 54, Application of "Pushdown" Basis of Accounting in Financial Statements of Subsidiaries Acquired by Purchase ("SAB 54"). Under SAB 54, push-down accounting is required in "purchase transactions that result in an entity becoming substantially wholly owned." In this case, MSCC acquired 100% of the equity interests in the Internal Investment Manager in the Formation Transactions. Because the $18 million value attributed to MSCC's investment in the Internal Investment Manager was derived from the long-term, recurring management fees under the investment advisory agreement with MSC II, the same methodology used to determine the $18 million valuation of the Internal Investment Manager in connection with the Formation Transactions was utilized to establish the push-down accounting basis for the intangible asset. The intangible asset is being amortized over the estimated economic life of the investment advisory agreement with MSC II. Through March 31, 2013, amortization expense was recorded by the Internal Investment Manager in its separate financial statements, but this amortization expense was not included in the expenses reimbursed by MSCC to the Internal Investment Manager based upon the support services agreement since it is non-cash and non-operating in nature. Upon consolidation of the Internal Investment Manager effective April 1, 2013,

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and for all periods thereafter, the effects of the intangible asset and related amortization expense have been fully eliminated in Main Street's consolidated financial statements.

       Summarized financial information from the separate financial statements of the Internal Investment Manager through March 31, 2013 is as follows:

	As of March 31	As of December 31,
	2013	2012
	(in thousands)
	(Unaudited)
Cash	$524	$741
Accounts receivable	79	69
Accounts receivable — MSCC	106	4,066
Intangible asset (net of accumulated amortization of $6,021 and $5,681 as of March 31, 2013 and December 31, 2012, respectively)	11,979	12,319
Deposits and other	556	462

Total assets	$13,244	$17,657

Accounts payable and accrued liabilities	$1,410	$5,483
Equity	11,834	12,174

Total liabilities and equity	$13,244	$17,657

	Three Months Ended March 31,	Years Ended December 31,
	2013	2012	2011
	(in thousands)
	(Unaudited)
Management fee income from MSC II	$776	$2,584	$2,455
Other management advisory fees	—	283	527

Total income	776	2,867	2,982
Salaries, benefits and other personnel costs	(2,731)	(9,230)	(8,270)
Occupancy expense	(108)	(340)	(328)
Professional expenses	(77)	(129)	(77)
Amortization expense — intangible asset	(340)	(1,289)	(1,183)
Other expenses	(273)	(1,253)	(767)
Expense reimbursement from MSCC	2,413	8,085	6,460

Total net expenses	(1,116)	(4,156)	(4,165)

Net Loss	$(340)	$(1,289)	$(1,183)

       As a result of the consolidation of the Internal Investment Manager, effective April 1, 2013, beginning in the second quarter of 2013 the balance sheet and income statement accounts of the Internal Investment Manager are included in Main Street's consolidated financial statements and the "Investment in affiliated Internal Investment Manager" and "Expenses reimbursed to affiliated Internal Investment Manager" accounts included in Main Street's historical consolidated financial statements have zero balances. In addition, as a result of the consolidation of the accounts of the Internal Investment Manager beginning with the second quarter of 2013, the expenses on Main Street's income statement that were included in "Expenses reimbursed to affiliated Internal Investment Manager" in prior periods are now included in "Compensation" or "General

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and administrative" expenses. The consolidation of the Internal Investment Manager has no net effect on net investment income or total expenses reported in any of the comparable periods presented.

       The following unaudited supplemental pro forma information has been provided for illustrative purposes only to show the effects on the individual line items in Main Street's consolidated statements of operations affected for these periods prior to consolidation of the Internal Investment Manager. Future results may vary significantly from the results reflected in the following pro forma financial information because of future events and transactions, as well as other factors. No per share amounts are shown as the consolidation of the Internal Investment Manager would not have changed any per share results. The following pro-forma information has been provided for years ended December 31, 2013, 2012 and 2011 as if the Internal Investment Manager had been consolidated as of the beginning of each period presented.

	Year Ended December 31,
	2013(1)	2012	2011
	(in thousands)
Compensation	(11,291)	(9,230)	(8,270)
General and administrative	(5,335)	(3,769)	(3,128)
Expenses reimbursed to affiliated Internal Investment Manager	—	—	—
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION):
Investment in affiliated Investment Manager	—	—	—
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS ATTRIBUTABLE TO COMMON STOCK	$96,855	$104,643	$63,149
(1)
Represents pro-forma information for the three months ended March 31, 2013 and actual information for the period from April 1, 2013 through December 31, 2013.

NOTE E — DEFERRED FINANCING COSTS

       Deferred financing costs balances as of December 31, 2013 and 2012 are as follows:

	As of December 31,
	2013	2012
Credit Facility Fees	$5,366	$3,502
SBIC debenture leverage fees	4,399	3,453
6.125% Notes	3,088	—
SBIC debenture commitment fees	1,800	1,410

Subtotal	14,653	8,365
Accumulated amortization	(4,722)	(3,203)

Net deferred financing costs balance	$9,931	$5,162

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       Estimated aggregate amortization expense for each of the five years succeeding December 31, 2013 and thereafter is as follows:

Years Ended December 31,	Estimated Amortization
2014	$1,494
2015	$1,494
2016	$1,494
2017	$1,494
2018	$1,303
2019 and thereafter	$2,652

NOTE F — SBIC DEBENTURES

       SBIC debentures payable at December 31, 2013 and 2012 were $200.2 million and $225.0 million, respectively. SBIC debentures provide for interest to be paid semi-annually, with principal due at the applicable 10-year maturity date of each debenture. The weighted average annual interest rate on the SBIC debentures as of December 31, 2013 and 2012 was 3.8% and 4.7%, respectively. During the three months ended September 30, 2013, we opportunistically prepaid $63.8 million of our SBIC debentures as part of an effort to manage the maturity dates of our oldest SBIC debentures. As a result of this prepayment, Main Street recognized a realized loss of $4.8 million, which was primarily a result of reversing previously recognized realized gains recorded on the date of the Exchange Offer and unrealized losses due to fair value adjustments since the date of the Exchange Offer. Main Street expects to issue new SBIC debentures under the SBIC program in the future in an amount up to the regulatory maximum amount of $225.0 million. The first principal maturity due under the existing SBIC debentures is in 2017, and the remaining weighted average duration as of December 31, 2013 is approximately 7.3 years. For the years ended December 31, 2013, 2012 and 2011, Main Street recognized interest expense attributable to the SBIC debentures of $10.3, $11.4 million and $11.1 million, respectively. Main Street has incurred upfront leverage and other miscellaneous fees of approximately 3.4% of the debenture principal amount. In accordance with SBA regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA. The Funds are subject to annual compliance examinations by the SBA. There have been no historical findings resulting from these examinations.

       As of December 31, 2013, the recorded value of the SBIC debentures was $187.1 million which consisted of (i) $62.1 million recorded at fair value, or $13.1 million less than the $75.2 million face value of the SBIC debentures held in MSC II, and (ii) $125.0 million reported at face value and held in MSMF. As of December 31, 2013, if Main Street had adopted the fair value option under ASC 825 for all of its SBIC debentures, Main Street estimates the fair value of its SBIC debentures would be approximately $149.5 million, or $50.7 million less than the $200.2 million face value of the SBIC debentures.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       The maturity dates and fixed interest rates for Main Street's SBIC Debentures as of December 31, 2013 and 2012 are summarized in the following table:

Maturity Date	Fixed Interest Rate	December 31, 2013	December 31, 2012
9/1/2014	5.539%	—	3,500,000
9/1/2014	5.571%	—	2,500,000
3/1/2015	5.925%	—	2,000,000
3/1/2015	5.893%	—	2,000,000
9/1/2015	5.796%	—	19,100,000
9/1/2016	6.476%	—	5,000,000
3/1/2017	6.231%	—	3,900,000
3/1/2017	6.263%	—	1,000,000
3/1/2017	6.317%	—	12,100,000
9/1/2017	6.469%	—	7,900,000
9/1/2017	6.434%	15,000,000	19,800,000
3/1/2018	6.377%	10,200,000	10,200,000
9/1/2019	4.950%	20,000,000	20,000,000
3/1/2020	4.514%	10,000,000	10,000,000
9/1/2020	3.500%	35,000,000	35,000,000
9/1/2020	3.932%	10,000,000	10,000,000
3/1/2021	4.369%	10,000,000	10,000,000
3/1/2021	4.599%	20,000,000	20,000,000
9/1/2021	3.392%	10,000,000	10,000,000
9/1/2022	2.530%	5,000,000	5,000,000
3/1/2023	3.155%	16,000,000	16,000,000
3/1/2024(1)	1.374%	8,000,000	—
3/1/2024(1)	1.371%	12,000,000	—
3/1/2024(1)	1.315%	11,400,000	—
3/1/2024(1)	1.301%	7,600,000	—

Ending Balance		200,200,000	225,000,000

(1)
The interest rate for this tranche of SBIC debentures represents an initial rate that has not been fixed by the SBA as of December 31, 2013. In March 2014, the rate for this tranche of SBIC debentures will be determined and, thereafter, the rate will be fixed for the ensuing 10 years.

NOTE G — CREDIT FACILITY

       Main Street maintains the Credit Facility to provide additional liquidity in support of future investment and operational activities. The Credit Facility was amended and restated during 2013 to provide for an increase in total commitments from $287.5 million to $445.0 million and to increase the diversified group of lenders to thirteen lenders. The Credit Facility contains an accordion feature which allows Main Street to increase the total commitments under the facility up to $500 million from new or existing lenders on the same terms and conditions as the existing commitments.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       Borrowings under the Credit Facility bear interest, subject to Main Street's election, on a per annum basis equal to (i) the applicable LIBOR rate (0.17%, as of December 31, 2013) plus 2.25% or (ii) the applicable base rate (Prime Rate, 3.25% as of December 31, 2013) plus 1.25%. Main Street pays unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the assets of the Funds. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio of at least 1.5 to 1.0 and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2018, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval.

       At December 31, 2013, Main Street had $237.0 million in borrowings outstanding under the Credit Facility. Main Street recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs, of $5.6, $4.2 million and $2.5 million, respectively, for the years ended December 31, 2013, 2012 and 2011. As of December 31, 2013, the interest rate on the Credit Facility was 2.42%, and Main Street was in compliance with all financial covenants of the Credit Facility.

NOTE H — NOTES

       In April 2013, Main Street issued $92.0 million, including the underwriters full exercise of their option to purchase additional principal amounts to cover over-allotments, in aggregate principal amount of 6.125% Notes due 2023 (the "Notes"). The Notes are unsecured obligations and rank pari passu with our current and future senior unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at Main Street's option on or after April 1, 2018. The Notes bear interest at a rate of 6.125% per year payable quarterly on January 1, April 1, July 1 and October 1 of each year. Main Street recognized interest expense related to the Notes, including amortization of deferred loan costs, of $4.4 million for the year ended December 31, 2013. The total net proceeds to Main Street from the Notes, after underwriting discounts and estimated offering expenses payable by Main Street, were approximately $89.0 million. Main Street has listed the Notes on the New York Stock Exchange under the trading symbol "MSCA". Main Street may from time to time repurchase Notes in accordance with the 1940 Act and the rules promulgated thereunder. During the year ended December 31, 2013, the Company repurchased $1.1 million principal of the Notes in the open market for an aggregate purchase price of $1.1 million and surrendered them to the Trustee for cancellation. As of December 31, 2013, the outstanding balance of the Notes was $90.9 million.

       The indenture governing the Notes ("the Notes Indenture") contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Notes Indenture.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE I — FINANCIAL HIGHLIGHTS

	Twelve Months Ended December 31,
Per Share Data:	2013	2012	2011	2010	2009
Net asset value at the beginning of the period	$18.59	$15.19	$13.06	$11.96	$12.20
Net investment income(1)(3)	2.06	2.01	1.69	1.16	0.92
Net realized gain (loss)(1)(2)(3)	0.07	0.55	0.11	(0.17)	(0.78)
Net change in unrealized appreciation(1)(2)(3)	0.52	1.34	1.23	1.14	0.82
Income tax provision(1)(2)(3)	—	(0.37)	(0.27)	(0.05)	0.23
Bargain purchase gain(1)	—	—		0.30	—

Net increase in net assets resulting from operations(1)(3)	2.65	3.53	2.76	2.38	1.19
Dividends paid to stockholders from net investment income	(2.29)	(1.17)	(1.46)	(1.39)	(1.32)
Dividends paid to stockholders from realized gains/losses	(0.37)	(0.54)	(0.10)	(0.11)	(0.18)

Total dividends paid	(2.66)	(1.71)	(1.56)	(1.50)	(1.50)
Impact of the net change in monthly dividends declared prior to the end of the period, and paid in the subsequent period	(0.02)	(0.02)	(0.14)	—	0.13
Accretive effect of public stock offerings (issuing shares above NAV per share)	1.13	1.33	0.74	0.49	—
Accretive effect of Exchange Offer	—	—	—	0.22	—
Adjustment to investment in Internal Investment Manager in connection with Exchange Offer Transactions	—	—	—	(0.73)	—
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.13	0.07	0.05	0.08	—
Other(4)	0.07	0.20	0.28	0.16	(0.06)

Net asset value at the end of the period	$19.89	$18.59	$15.19	$13.06	$11.96

Market value at the end of the period	$32.69	$30.51	$21.24	$18.19	$16.12
Shares outstanding at the end of the period	39,852,604	34,589,484	26,714,384	18,797,444	10,842,447
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

	Twelve Months Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except percentages)
Net asset value at end of period	$792,533	$642,976	$405,711	$245,535	$129,660
Average net asset value	$706,056	$512,156	$327,386	$195,785	$120,540
Average outstanding debt	$444,331	$322,154	$277,692	$158,563	$57,000
Ratio of total expenses, including income tax expense, to average net asset value(1)(2)	5.82%	8.18%	9.82%	8.81%	5.63%
Ratio of operating expenses to average net asset value(1)	5.82%	6.07%	7.96%	8.34%	5.63%
Ratio of operating expenses, excluding interest expense, to average net asset value(1)	2.95%	3.03%	4.01%	3.98%	2.48%
Ratio of net investment income to average net asset value(1)	10.68%	11.57%	11.76%	9.65%	7.65%
Portfolio turnover ratio	36.10%	56.22%	30.82%	26.71%	18.48%
Total investment return(3)	16.68%	53.60%	26.95%	23.97%	86.23%
Total return based on change in net asset value(4)	15.06%	25.73%	25.64%	26.11%	10.64%
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

(3)
Total investment return based on purchase of stock at the current market price on the first day and a sale at the current market price on the last day of each period reported on the table and assumes reinvestment of dividends at prices obtained by Main Street's dividend reinvestment plan during the period. The return does not reflect sales load.

(4)
Total return based on change in net asset value was calculated using the sum of ending net asset value plus dividends to stockholders and other non-operating changes during the period, divided by the beginning net asset value.

NOTE J — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

       During 2013, Main Street paid supplemental dividends of $0.35 per share in January 2013, $0.20 per share in July 2013 and $0.25 in December 2013, regular monthly dividends of $0.15 per share for each month of January through March 2013, regular monthly dividends of $0.155 per share for each month of April through September 2013 and regular monthly dividends of $0.160 per share for each month of October through December 2013, with such dividends totaling $96.8 million, or $2.66 per share. The 2013 regular monthly dividends, which total $67.7 million, or $1.86 per share, represent an 8.8% increase from the monthly dividends paid per share for the year ended 2012. For tax purposes, the 2013 dividends, which included the effects of accrued dividends, total $2.675 per share and were comprised of (i) ordinary income totaling approximately $1.872 per share, (ii) long term capital gain totaling approximately $0.346 per share, and (iii) qualified dividend income totaling approximately $0.457 per share. As of December 31 2013, Main Street estimates that it has generated undistributed taxable income of approximately $43.6 million, or $1.09 per share, that will be carried forward toward distributions to be paid in 2014. For the years ended December 31, 2012 and 2011, Main Street paid total monthly dividends of approximately $49.6 million, or $1.71 per share, and approximately $34.9 million, or $1.56 per share, respectively.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       Ordinary dividend distributions from a RIC do not qualify for the reduced maximum tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for dividends will generally include both ordinary income and capital gains but may also include qualified dividends or return of capital. The tax character of distributions paid for the years ended December 31, 2013, 2012 and 2011 was as follows:

	For the Years Ended December 31,
	2013	2012	2011
	(in thousands)
Ordinary income	$68,630	$28,440	$29,354
Qualified dividends	$17,058	1,663	$1,445
Distributions of long term capital gains	$12,507	21,073	$7,750

Distributions on tax basis	$98,195	$51,176	$38,549

       MSCC has elected to be treated for federal income tax purposes as a RIC. As a RIC, MSCC generally will not pay corporate-level federal income taxes on any net ordinary income or capital gains that MSCC distributes to its stockholders as dividends. MSCC must generally distribute at least 90% of its investment company taxable income to qualify for pass-through tax treatment and maintain its RIC status. As part of maintaining RIC status, undistributed taxable income (subject to a 4% excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared prior to the filing of the federal income tax return for the applicable fiscal year.

       Listed below is a reconciliation of "Net increase in net assets resulting from operations" to taxable income and to total distributions declared to common stockholders for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
	(estimated, amounts in thousands)
Net increase in net assets resulting from operations	$96,855	$104,444	$64,106
Share-based compensation expense	4,210	2,565	2,047
Net realized income allocated to noncontrolling interest	—	(65)	(857)
Net change in unrealized appreciation	(18,895)	(39,460)	(28,478)
Income tax provision (benefit)	(35)	10,820	6,288
Pre-tax book income not consolidated for tax purposes	(437)	(2,187)	(223)
Book income and tax income differences, including debt origination, structuring fees dividends, realized gains and changes in estimates	9,128	11,540	3,014

Estimated taxable income(1)	90,826	87,657	45,897
Taxable income earned in prior year and carried forward for distribution in current year	44,415	7,934	586
Taxable income earned prior to period end and carried forward for distribution next year	(43,622)	(49,603)	(11,540)
Dividend accrued as of period end and paid in the following period	6,576	5,188	3,606

Total distributions accrued or paid to common stockholders	$98,195	$51,176	$38,549

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       The Taxable Subsidiaries hold certain portfolio investments for Main Street. The Taxable Subsidiaries are consolidated with Main Street for financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in Main Street's consolidated financial statements as investments and recorded at fair value. The principal purpose of the Taxable Subsidiaries is to permit Main Street to hold equity investments in portfolio companies which are "pass through" entities for tax purposes in order to continue to comply with the "source income" requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with Main Street for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities as a result of their ownership of certain portfolio investments. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in Main Street's consolidated financial statements.

       The Internal Investment Manager currently provides investment management advisory services and other services to MSCC and its subsidiaries and receives fee income for such services (see further discussion of the Internal Investment Manager in Note D). Beginning April 1, 2013, the Internal Investment Manager is included in Main Street's consolidated financial statements and reflected as a consolidated subsidiary, but the Internal Investment Manager has elected, for tax purposes, to be treated as a taxable entity and is not consolidated with Main Street for income tax purposes and as a result may generate income tax expense, or benefit, and tax assets and liabilities as a result of its activities. The Internal Investment Manager elected to be treated as a taxable entity to enable it to receive fee income and to allow MSCC to continue to comply with the "source income" requirements contained in the RIC tax provisions of the Code.

       The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries and the Internal Investment Manager, if any, is reflected in Main Street's Consolidated Statement of Operations. For the years ended December 31, 2013, 2012 and 2011, we recognized a net income tax provision (benefit) of ($35,000), $10.8 million and $6.3 million, respectively, related to deferred tax expense (benefit) of $(3.6 million), $8.0 million and $5.7 million, respectively, and other taxes of $3.6 million, $2.8 million and $0.6 million, respectively. The deferred taxes related primarily to net unrealized appreciation on equity investments held in our Taxable Subsidiaries. For the years ended December 31, 2013, 2012 and 2011, the other taxes include $1.8 million, $1.6 million and $0.3 million, respectively, related to an accrual for excise tax on our estimated spillover taxable income and $1.8 million, $1.2 million and $0.3 million, respectively, related to accruals for state and other taxes. Main Street's provision for income taxes was comprised of the following:

	Years Ended December 31,
	2013	2012	2011
Current tax expense (benefit):
Federal	$1,153	$168	$—
State	591	1,059	253

Total current tax expense (benefit)	1,744	1,227	253
Deferred tax expense (benefit):
Federal	(2,822)	7,828	5,435
State	(769)	174	300

Total deferred tax expense (benefit)	(3,591)	8,002	5,735
Excise tax	1,812	1,591	300

Total income tax provision (benefit)	$(35)	$10,820	$6,288

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       As of December 31, 2013, the cost of investments for federal income tax purposes was $1.2 billion, with such investments having a gross unrealized appreciation of $163.8 million and gross unrealized depreciation of $55.6 million.

       The net deferred tax liability at December 31, 2013 and 2012 was $5.9 million and $11.8 million, respectively, primarily related to timing differences from net unrealized appreciation of portfolio investments held by the Taxable Subsidiaries, partially offset by net loss carryforwards (primarily resulting from historical realized losses on portfolio investments held by the Taxable Subsidiaries and the operating activities of the Internal Investment Manager), basis differences of portfolio investments held by the Taxable Subsidiaries which are "pass through" entities for tax purposes, capital loss carryforwards and excess deductions resulting from the restricted stock plans (see further discussion in Note M). During the year ended December 31, 2013, capital loss carryforwards totaling approximately $2.8 million were fully utilized. Due to the consolidation of the Internal Investment Manager (see further discussion in Note D) on April 1, 2013, the Company recorded a deferred tax asset of $2.2 million through additional paid-in capital relating to the prior periods through March 31, 2013.

       In accordance with the realization requirements of ASC 718, Compensation — Stock Compensation, Main Street uses tax law ordering when determining when tax benefits related to equity compensation greater than equity compensation recognized for financial reporting should be realized. Main Street has realized a $0.6 million increase to paid-in-capital due to tax deductions related to equity compensation greater than equity compensation recognized for financial reporting. Additional paid-in capital increases of $2.1 million will be recognized in future periods when such deferred tax assets are ultimately realized by reducing taxes payable. Main Street uses tax law ordering when determining when excess tax benefits should be realized.

       Management believes that the realization of the deferred tax assets is more likely than not based on expectations as to future taxable income and scheduled reversals of temporary differences. Accordingly, Main Street did not record a valuation allowance related to its deferred tax assets at December 31, 2013 and 2012. The following table sets forth the significant components of net deferred tax assets and liabilities as of December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	13,417	4,769
Net basis differences in portfolio investments	115	2,571

Total deferred tax assets	13,532	7,340

Deferred tax liabilities:
Net unrealized appreciation of portfolio investments	(19,465)	(18,877)
Other	(7)	(241)

Total deferred tax liabilities	(19,472)	(19,118)

Total net deferred tax assets (liabilities)	(5,940)	(11,778)

       For federal income tax purposes, the net loss carryforwards expire in various years from 2029 through 2032. The timing and manner in which Main Street will utilize any net loss carryforwards in any year, or in total, may be limited in the future under the provisions of the Code.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE K — COMMON STOCK

       In August 2013, Main Street completed a follow-on public equity offering of 4,600,000 shares of common stock, including the underwriters' full exercise of their option to purchase 600,000 additional shares, at a price to the public of $29.75 per share, resulting in total gross proceeds of approximately $136.9 million, less (i) underwriters' commissions of approximately $5.1 million and (ii) offering costs of approximately $0.3 million.

       In December 2012, Main Street completed a follow-on public equity offering of 2,875,000 shares of common stock, including the underwriters' full exercise of the over-allotment option, at a price to the public of $28.00 per share, resulting in total gross proceeds of approximately $80.5 million, less (i) underwriters' commissions of approximately $3.2 million and (ii) offering costs of approximately $0.2 million.

       In June 2012, Main Street completed a follow-on public equity offering of 4,312,500 shares of common stock, including the underwriters' full exercise of the over-allotment option, at a price to the public of $22.50 per share, resulting in total gross proceeds of approximately $97.0 million, less (i) underwriters' commissions of approximately $3.9 million and (ii) offering costs of approximately $0.2 million.

       In October 2011, Main Street completed a follow-on public equity offering of 3,450,000 shares of common stock, including the underwriters' full exercise of the over-allotment option, at a price to the public of $17.50 per share, resulting in total gross proceeds of approximately $60.4 million, less (i) underwriters' commissions of approximately $2.7 million and (ii) offering costs of approximately $0.2 million.

       In March 2011, Main Street completed a follow-on public equity offering of 4,025,000 shares of common stock, including the underwriters' full exercise of the over-allotment option, at a price to the public of $18.35 per share, resulting in total gross proceeds of approximately $73.9 million, less (i) underwriters' commissions of approximately $3.3 million and (ii) offering costs of approximately $0.2 million.

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

       For the year ended December 31, 2013, $17.5 million of the total $96.8 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 433,218 newly issued shares and with the purchase of 134,659 shares of common stock in the open market. For the year ended December 31, 2012, $10.4 million of the total $49.6 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 349,960 newly issued shares and with the purchase of 63,416 shares of common stock in the open market. For the year ended December 31, 2011,

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$10.5 million of the total $34.9 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 348,695 newly issued shares and with the purchase of 217,407 shares of common stock in the open market. The shares disclosed above relate only to Main Street's DRIP and exclude any activity related to broker-managed dividend reinvestment plans.

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

       Main Street's Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2008 Equity Incentive Plan. These shares generally vest over a four-year period from the grant date. The fair value is expensed over the four-year service period starting on the grant date and the following table summarizes the restricted stock issuances approved by Main Street's Board of Directors, net of shares forfeited, and the remaining shares of restricted stock available for issuance as of December 31, 2013:

Restricted stock authorized under the plan	2,000,000
Less net restricted stock (granted)/forfeited on:
July 1, 2008	(245,645)
July 1, 2009	(98,993) (1)
July 1, 2010	(149,357)
June 20, 2011	(117,728)
June 20, 2012	(133,973)
Quarter ended December 31, 2012	(12,476)
Quarter ended March 31, 2013	(1,100)
June 20, 2013	(246,823)
Quarter ended September 30, 2013	(21,688)
Quarter ended December 31, 2013	1,093

Restricted stock available for issuance as of December 31, 2013	973,310

(1)
Shares indicated are net of forfeited shares

       The following table summarizes the restricted stock issued to Main Street's independent directors pursuant to the Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan. These

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over a one-year service period starting on the grant date:

Restricted stock authorized under the plan	200,000
Less restricted stock granted on:
July 1, 2008	(20,000)
July 1, 2009	(8,512)
July 1, 2010	(7,920)
June 20, 2011	(6,584)
August 3, 2011	(1,658)
June 20, 2012	(5,060)
June 13, 2013	(4,304)
August 6, 2013	(980)

Restricted stock available for issuance as of December 31, 2013	144,982

       For the years ended December 31, 2013, 2012 and 2011, Main Street recognized total share-based compensation expense of $4.2 million, $2.6 million and $2.0 million, respectively, related to the restricted stock issued to Main Street employees and independent directors. In August 2013, the Board accelerated the vesting of all of the unvested shares of restricted stock previously granted to and held by Main Street's retiring Executive Vice-Chairman under the 2008 Equity Incentive Plan. The accelerated vesting of these 55,597 shares resulted in share-based compensation expense of $1.3 million during the year ended December 31, 2013. Excluding the expense associated with the accelerated vesting of these shares, the total share-based compensation expense for the year ended December 31, 2013 was $2.9 million. As of December 31, 2013, there was $8.6 million of total unrecognized compensation expense related to Main Street's non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 3.4 years as of December 31, 2013.

NOTE N — COMMITMENTS AND CONTINGENCIES

       At December 31, 2013, Main Street had a total of $95.4 million in outstanding commitments comprised of (i) twelve commitments to fund revolving or term loans that had not been fully drawn and (ii) five capital commitments that had not been fully called.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE O — SELECTED QUARTERLY DATA (UNAUDITED)

	2013
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total investment income	$25,644	$27,800	$29,659	$33,394
Net investment income	$17,283	$17,833	$17,477	$22,830
Net increase in net assets resulting from operations attributable to common stock	$23,629	$24,004	$28,054	$21,168
Net investment income per share-basic and diluted	$0.50	$0.51	$0.47	$0.57
Net increase in net assets resulting from operations attributable to common stock per share-basic and diluted	$0.68	$0.69	$0.76	$0.53

	2012
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total investment income	$20,559	$20,842	$22,954	$26,165
Net investment income	$12,849	$12,826	$15,522	$18,128
Net increase in net assets resulting from operations attributable to common stock	$23,784	$24,153	$31,967	$24,486
Net investment income per share-basic and diluted	$0.48	$0.47	$0.49	$0.56
Net increase in net assets resulting from operations attributable to common stock per share-basic and diluted	$0.89	$0.88	$1.01	$0.76

	2011
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total investment income	$13,375	$16,107	$17,086	$19,672
Net investment income	$7,392	$9,594	$10,361	$11,930
Net increase in net assets resulting from operations attributable to common stock	$10,323	$17,626	$14,436	$20,582
Net investment income per share-basic and diluted	$0.38	$0.41	$0.44	$0.45
Net increase in net assets resulting from operations attributable to common stock per share-basic and diluted	$0.54	$0.77	$0.62	$0.79

NOTE P — RELATED PARTY TRANSACTIONS

       As discussed further in Note D, subsequent to the completion of the Formation Transactions, the Internal Investment Manager was treated as a wholly owned portfolio company of MSCC and was included as part of our Investment Portfolio through March 31, 2013. At December 31, 2012, the Internal Investment Manager had a receivable of $4.1 million due from MSCC related to operating expenses incurred by the Internal Investment Manager required to support Main Street's business. Beginning April 1, 2013, the Internal Investment Manager was consolidated with MSCC and the accounts of the Internal Investment Manager are included in Main Street's consolidated financial statements and the Internal Investment Manager is reflected as a consolidated subsidiary, as opposed to being a part of our Investment Portfolio, and any intercompany balances between the Internal Investment Manager and MSCC or any of its other consolidated subsidiaries have been eliminated in consolidation.

       In June 2013, Main Street adopted a deferred compensation plan for the non-employee members of its board of directors, which allows the directors at their option to defer all or a portion of the fees paid for their services as directors and have such deferred fees paid in shares of Main Street common stock within 90 days after the participant's end of service as a director. As of December 31, 2013, $275,000 of directors' fees had

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been deferred under this plan. These deferred fees represented 9,858 shares of Main Street common shares. These shares will not be issued or included as outstanding on the consolidated statement of changes in net assets until each applicable participant's end of service as a director, but are included in operating expenses and weighted average shares outstanding on Main Street's consolidated statement of operations as earned.

NOTE Q — SUBSEQUENT EVENTS

       During February 2014, Main Street declared regular monthly dividends of $0.165 per share for each of April, May and June 2014. These regular monthly dividends equal a total of $0.495 per share for the second quarter of 2014. The second quarter 2014 regular monthly dividends represent a 6.5% increase from the dividends declared for the second quarter of 2013. Including the dividends declared for the second quarter of 2014, Main Street will have paid $11.68 per share in cumulative dividends since its October 2007 initial public offering.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders'
Main Street Capital Corporation

       We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Main Street Capital Corporation (a Maryland corporation) and subsidiaries (the "Company") referred to in our report dated February 28, 2014, which is included in the annual report on Form 10-K. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(2), which is the responsibility of the Company's management. In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Houston, Texas
February 28, 2014

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Schedule of Investments in and Advances to Affiliates
Year ended December 31, 2013

Company	Investments(1)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2012 Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2013 Value
Control Investments
ASC Interests, LLC	11% Secured Debt	203	—	3,434	—	3,434
	Member Units	—	—	1,500	—	1,500

Bond-Coat, Inc.	12% Secured Debt	1,825	14,550	200	—	14,750
	Common Stock	—	6,350	2,630	130	8,850

Café Brazil, LLC	12% Secured Debt	13	500	1	501	—
	Member Units	487	3,690	3,080	—	6,770

California Healthcare Medical	12% Secured Debt	1,031	8,016	87	—	8,103
Billing, Inc.	Warrants	—	3,380	—	—	3,380
	Common Stock	—	1,560	—	—	1,560

CBT Nuggets, LLC	14% Secured Debt	8	450	—	450	—
	Member Units	2,744	7,800	8,900	—	16,700

Ceres Management, LLC	14% Secured Debt	7	3,993	7	—	4,000
(Lambs Tire & Automotive)	Class B Member Units	586	3,000	586	—	3,586
	Member Units	—	—	1,190	—	1,190
	9.5% Secured Debt	668	1,066	—	49	1,017
	Member Units	100	860	200	—	1,060

Garreco, LLC	14% Secured Debt	393	—	5,693	—	5,693
	Member Units	—	—	1,200	—	1,200

Gulf Manufacturing, LLC	9% PIK Secured Debt	84	919	—	—	919
	Member Units	1,727	12,660	560	—	13,220

Harrison Hydra-Gen, Ltd.	12% Secured Debt	682	5,024	143	271	4,896
	Preferred Stock	41	1,081	86	—	1,167
	Common Stock	16	1,550	—	210	1,340

Hawthorne Customs and	Member Units	122	1,140	—	700	440
Dispatch Services, LLC	Member Units	45	1,215	835	—	2,050

Hydratec, Inc.	9% Secured Debt	21	—	750	750	—
	Common Stock	960	13,710	10	—	13,720

IDX Broker, LLC	12.5% Secured Debt	386	—	10,467	—	10,467
	Member Units	—	—	5,029	—	5,029

Impact Telecom, Inc.	LIBOR Plus 4.50%, Current Coupon 6.50%, Secured	97	—	2,493	925	1,568
	13% Secured Debt	2,274	—	14,690	—	14,690
	Warrants	380	—	8,760	—	8,760

Indianapolis Aviation	15% Secured Debt	683	4,070	101	621	3,550
Partners, LLC	Warrants	—	2,130	70	—	2,200

Jensen Jewelers of Idaho, LLC	Prime Plus 6.75%, Current Coupon 10.00%, Secured	399	1,696	2,817	258	4,255
	13% Current / 6% PIK Secured Debt	—	1,759	—	1,759	—
	Member Units	373	2,060	1,250	—	3,310

Lighting Unlimited, LLC	8% Secured Debt	144	1,892	—	216	1,676
	Preferred Stock	—	493	10	33	470
	Warrants	—	—	30	—	30
	Common Stock	—	40	210	—	250

Marine Shelters Holdings, LLC	12% Secured Debt	1,279	10,045	31	—	10,076
(LoneStar Marine Shelters)	Preferred Stock	—	3,750	—	—	3,750

Company	Investments(1)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2012 Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2013 Value
Mid-Columbia Lumber	10% Secured Debt	163	1,250	500	—	1,750
Products, LLC	12% Secured Debt	475	3,900	—	—	3,900
	9.5% Secured Debt	96	1,017	—	45	972
	Warrants		1,470	270	1,740	—
	Member Units	252	1,580	6,700	—	8,280
	Member Units	25	810	—	370	440

MSC Adviser I, LLC(13)	Member Units	—	—	—	—	1,064

NAPCO Precast, LLC	Prime Plus 2%, Current Coupon
	9%, Secured Debt	—	—	2,750	—	2,750
	Prime Plus 2%, Current Coupon 9%, Secured Debt	—	3,334	—	411	2,923
	18% Secured Debt	1,222	5,093	80	705	4,468
	Member Units	649	4,360	1,560	—	5,920

NRI Clinical Research, LLC	14% Secured Debt	711	4,506	62	342	4,226
	Warrants	—	480	—	40	440
	Member Units	5	960	—	90	870

NRP Jones, LLC	12% Secured Debt	1,654	11,890	210	—	12,100
	Warrants	353	1,350	70	—	1,420
	Member Units	—	4,800	250	—	5,050

Olympus Building Services,	12% Secure Debt	—	2,975	75	3,050	—
Inc.	12% Current/3% PIK Secured Debt	—	1,014	16	1,030	—
	Warrants	—	470	—	470	—

OMi Holdings, Inc.	12% Secured Debt	229	6,000	3	6,003	—
	Common Stock	480	8,740	4,680	—	13,420

Pegasus Research Group, LLC	15% Secured Debt	809	4,991	76	276	4,791
(Televerde)	Member Units	109	3,790	1,070	—	4,860

PPL RVs, Inc.	11.1% Secured Debt	947	8,460	23	623	7,860
	Common Stock	—	6,120	1,870	—	7,990

Principle Environmental, LLC	12% Secured Debt	843	4,750	369	1,613	3,506
	12% Current / 2% PIK Secured Debt	578	3,594	1,078	16	4,656
	Warrants	—	3,860	—	1,240	2,620
	Member Units	41	6,150	—	1,970	4,180

River Aggregates, LLC	12% Secured Debt	19	3,662	—	3,162	500
	Zero Coupon Secured Debt	—	—	421		421
	Warrants	—	—	202,125	202,125	—
	Member Units	—	—	1,037	668	369

Southern RV, LLC	13% Secured Debt	782	—	11,239	—	11,239
	Member Units	—	—	1,680	—	1,680
	13% Secured Debt	223	—	3,204	—	3,204
	Member Units	—	—	480	—	480

The MPI Group, LLC	4.5% Current / 4.5% PIK Secured Debt	48	1,077	2	199	880
	6% Current / 6% PIK Secured Debt	383	5,588	51	1,039	4,600

Thermal & Mechanical	13% Current/5% PIK Secured Debt	519	3,292	161	3,453	—
Equipment, LLC	Prime plus 2% Secured Debt	81	1,033	3	1,036	—
	Member Units	549	8,250	—	8,250	—

Travis Acquisition LLC	12% Secured Debt	387	—	9,025	—	9,025
	Member Units	33	—	7,100	—	7,100

Uvalco Supply, LLC	9% Secured Debt	251	—	2,175	—	2,175
	Member Units	—	2,760	970	—	3,730

Company	Investments(1)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2012 Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2013 Value
Van Gilder Insurance	8% Secured debt	—	2,263	545	2,808	—
Corporation	13% Secured Debt	1,695	5,319	924	6,243	—
	Warrants	221	1,180	—	1,180	—
	Common Stock	—	2,430	—	2,430	—

Vision Interests, Inc.	13% Secured Debt	434	3,146	12		3,158
	Series A Preferred Stock	—	2,930	—	1,420	1,510
	Common Stock	—	110	—	110	—

Ziegler's NYPD, LLC	Prime Plus 2%, Current Coupon
	9%, Secured Debt	93	998	2	—	1,000
	9% Current / 9% PIK Secured Debt	809	5,300	148	628	4,820
	Warrants	—	180	—	180	—

Other
Income from investments transferred from Control during the year		556	—	—	—	—

	Total Control	34,502	277,681	340,066	261,838	356,973

Affiliate Investments
American Sensor Technologies,
Inc.	Warrants	—	4,170	5,930	—	10,100

Bridge Capital Solutions	13% Secured Debt	703	4,754	45	—	4,799
Corporation	Warrants	—	310	220	—	530

Buffalo Composite Materials
Holdings, LLC	Member Units	—	—	2,035	—	2,035
Condit Exhibits, LLC	12% Secured Debt	471	4,652	146	1,048	3,750
	Warrants	—	600	160	220	540

Congruent Credit Opportunities	LP Interests	1,585	19,174	6,133	2,615	22,692
Funds	LP Interests	—	—	4,128	—	4,128
Daseke, Inc.	12% Current / 2.5% PIK Secured Debt	1,217	—	19,828	—	19,828
	Common Stock	4	7,310	4,379	—	11,689

Dos Rios Partners	LP Interests	—	1,269	—	—	1,269
	LP Interests	—	403	—	—	403
East Teak Fine Hardwoods, Inc.	Common Stock	15	380	70	—	450

Freeport Financial SBIC Fund LP	LP Interests	—	—	1,618	—	1,618

Gault Financial, LLC (RMB	14% Secured Debt	1,813	9,348	2,562	1,360	10,550
Capital, LLC)	Warrants	—	240	—	240	—

Glowpoint, Inc.	8% Secured Debt	4	—	294	—	294
	12% Secured Debt	239	—	8,892	—	8,892
	Common Stock	119	—	10,235	—	10,235

Houston Plating and Coatings, LLC	Member Units	485	8,280	880	—	9,160

Indianhead Pipeline
Services, LLC	12% Secured Debt	1,147	8,186	539	925	7,800
	Preferred Equity	68	1,676	156	—	1,832
	Warrants		1,490	—	1,020	470
	Member Units	180	50	480	—	530

Integrated Printing
Solutions, LLC	8% PIK Secured Debt	—	—	750	—	750
	13% PIK Secured Debt	1,343	11,807	111	3,553	8,365
	Preferred Equity	—	2,000	—	2,000	—
	Warrants	—	1,100	—	1,100	—

Company	Investments(1)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2012 Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2013 Value
irth Solutions, LLC	12% Secure Debt	126	3,587	—	3,587	—
	Member Units	260	2,750	550	—	3,300

KBK Industries, LLC	12.5% Secured Debt	1,155	9,000	14	14	9,000
	Member Units	350	5,550	190	—	5,740

OnAsset Intelligence, Inc.	12% PIK Secured Debt	660	1,500	288	—	1,788
	Preferred Stock	123	2,440	162	—	2,602
	Warrants	—	550	957	1,137	370

OPI International Ltd.(13)	Common Equity	—	4,971	—	—	4,971

PCI Holding Company, Inc.	12% Current / 4% PIK Secured Debt	787	4,909	290	750	4,449
	Preferred Stock	337	1,511	1,800	—	3,311

Quality Lease and Rental
Holdings, LLC	12% Secured Debt	3,604	—	36,843	16,843	20,000
	Preferred Member Units	—	—	2,500	2,500	—

Radial Drilling Services Inc.	12% Secured Debt	651	3,485	141	—	3,626
	Warrants	—	758	—	758	—

Samba Holdings, Inc.	12.5% Secured Debt	1,512	11,923	40	510	11,453
	Common Stock	—	3,670	840	—	4,510

Spectrio LLC	LIBOR Plus 7.50%, Current Coupon 8.50%, Secured	2,230	18,243	57	422	17,878
	Warrants	—	3,420	430	—	3,850

SYNEO, LLC	12% Secured Debt	542	4,218	20	—	4,238
	10% Secured Debt	147	1,413	1	—	1,414
	Member Units	—	1,000	36	296	740

Texas Reexcavation LC	12% Current / 3% PIK Secured
	Debt	940	5,881	201	—	6,082
	Class A Member Units	—	2,900	370	—	3,270

Tin Roof Acquisition Company	12% Secured Debt	240	—	10,785	—	10,785
	Class C Preferred Member Units	27	—	2,027	—	2,027

Other
Income from investments transferred from Affiliate during the year		489	—	—	—	—

	Total Affiliate	23,573	180,878	128,133	40,898	268,113

  This schedule should be read in conjunction with Main Street's Consolidated Financial Statements, including the Consolidated Schedule of Investments and Notes to the Consolidated Financial Statements.

(1)
The principal amount, the ownership detail for equity investments and if the investment is income producing is shown in the Consolidated Schedule of Investments.

(2)
Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the year, any income related to the time period it was in the category other than the one shown at year end is included in "Income from investments transferred from Control during the year" or "Income from investments transferred from Affiliate during the year".

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

       (b)  Management's Report on Internal Control Over Financial Reporting.    The management of Main Street Capital Corporation and its subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company's evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2013. Grant Thornton, LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2013, as stated in its report which is included herein.

       (c)  Attestation Report of the Registered Public Accounting Firm.    Our independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting, which is set forth above under the heading "Reports of Independent Registered Public Accounting Firm" in Item 8.

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

Item 9B.    Other Information

       None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

       The information required by this Item will be contained in the definitive proxy statement relating to our 2014 annual meeting of stockholders (the "Proxy Statement") under the headings "Election of Directors," "Corporate Governance," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance," to be filed with the Securities and Exchange Commission on or prior to April 30, 2014, and is incorporated herein by reference.

       We have adopted a code of business conduct and ethics that applies to directors, officers and employees of Main Street. This code of ethics is published on our Web site at www.mainstcapital.com. We intend to disclose any future amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a Web site posting.

Item 11.    Executive Compensation

       The information required by this Item will be contained in the Proxy Statement under the headings "Compensation of Executive Officers," "Compensation of Directors," "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report," to be filed with the Securities and Exchange Commission on or prior to April 30, 2014, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

       The following table provides information regarding our equity compensation plans as of December 31, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Equity compensation plans approved by security holders	—	$—	$1,118,292
Equity compensation plans not approved by security holders	—	—	—

Total	—	$—	$1,118,292

(1)
All of our equity compensation plans have been approved by our stockholders. As of December 31, 2013, we had issued 1,083,370 shares of restricted stock pursuant to our equity compensation plans, of which 670,082 shares had vested and 1,662 shares were forfeited. Pursuant to each of our equity compensation plans, if any award issued thereunder shall for any reason expire or otherwise terminate or be forfeited, in whole or in part, the shares of stock not acquired under such award shall revert to and again become available for issuance under such plan.

       The other information required by this Item will be contained in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," to be filed with the Securities and Exchange Commission on or prior to April 30, 2014, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

       The information required by this Item will be contained in the Proxy Statement under the headings "Certain Relationships and Related Transactions" and "Corporate Governance," to be filed with the Securities and Exchange Commission on or prior to April 30, 2014, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

       The information required by this Item will be contained in the Proxy Statement under the heading "Independent Registered Public Accounting Firm," to be filed with the Securities and Exchange Commission on or prior to April 30, 2014, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

       The following documents are filed or incorporated by reference as part of this Annual Report:

1.    Consolidated Financial Statements

2.    Consolidated Financial Statement Schedule

Report of Independent Registered Public Accounting Firm
Schedule of Investments in and Advances to Affiliates for the Year Ended December 31, 2013

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
3.2*
Amended and Restated Bylaws of Main Street Capital Corporation (previously filed as Exhibit 3.1 to Main Street Capital Corporation's Current Report on Form 8-K filed on March 6, 2013 (File No. 1-33723))
4.1*
Form of Common Stock Certificate (previously filed as Exhibit (d) to Main Street Capital Corporation's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on August 15, 2007 (Reg. No. 333-142879))
4.2*
Dividend Reinvestment Plan (previously filed as Exhibit 4.2 to Main Street Capital Corporation's Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 21, 2008 (File. No. 1-33723))
4.3*
Main Street Mezzanine Fund, LP SBIC debentures guaranteed by the SBA (previously filed as Exhibit (f)(1) to Main Street Capital Corporation's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on June 22, 2007 (Reg. No. 333-142879))
4.4*
Main Street Capital II, LP SBIC debentures guaranteed by the SBA (see Exhibit (f)(1) to Pre-Effective Amendment No. 1 to Form N-2 of Main Street Capital Corporation filed with the SEC on June 22, 2007 for a substantially identical copy of the form of debentures)
4.5*
Form of Indenture between Main Street Capital Corporation and The Bank of New York Mellon Trust Company, N.A. (previously filed as Exhibit (d)(6) to Main Street Capital Corporation's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on March 28, 2013 (Reg. No. 333-183555))

Exhibit Number	Description
4.6*	Form of First Supplemental Indenture relating to the 6.125% Notes due 2023, between Main Street Capital Corporation and The Bank of New York Mellon Trust Company, N.A. (previously filed as Exhibit (d)(8) to Main Street Capital Corporation's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on March 28, 2013 (Reg. No. 333-183555))
4.7*	Form of 6.125% Notes due 2023 (incorporated by reference to Exhibit 4.6)
10.1*
Second Amended and Restated Credit Agreement dated September 27, 2013 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current Report on Form 8-K filed on October 1, 2013 (File No. 1-33723))
10.2*
Second Amended and Restated General Security Agreement dated September 27, 2013 (previously filed as Exhibit 10.2 to Main Street Capital Corporation's Current Report on Form 8-K filed on October 1, 2013 (File No. 1-33723))
10.3*
Second Amended and Restated Equity Pledge Agreement dated September 27, 2013 (previously filed as Exhibit 10.3 to Main Street Capital Corporation's Current Report on Form 8-K filed on October 1, 2013 (File No. 1-33723))
10.4*
Amended and Restated Custodial Agreement dated September 20, 2010 (previously filed as Exhibit 10.3 to Main Street Capital Corporation's Current Report on Form 8-K filed September 21, 2010 (File No. 1-33723))
10.5*
Third Amendment to Amended and Restated Credit Agreement and First Amendment to Amended and Restated Custodial Agreement dated November 21, 2011 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current Report on Form 8-K filed November 22, 2011 (File No. 1-33723))
10.6*
Investment Management/Advisory Agreement by and between Main Street Capital Partners, LLC, Main Street Capital II, LP and Main Street Capital II GP, LLC (previously filed as Exhibit (g)(2) to Main Street Capital Corporation's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on June 22, 2007 (Reg. No. 333-142879))
10.7*†
Main Street Capital Corporation 2008 Equity Incentive Plan (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on August 7, 2009 (File No. 1-33723))
10.8*†
Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan (previously filed as Exhibit 4.5 to Main Street Capital Corporation's Registration Statement on Form S-8 filed on June 20, 2008 (Reg. No. 333-151799))
10.9*
Custodian Agreement (previously filed as Exhibit (j) to Main Street Capital Corporation's Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (Reg. No. 333-142879))
10.10*†
Form of Confidentiality and Non-Compete Agreement by and between Main Street Capital Corporation and Vincent D. Foster (previously filed as Exhibit (k)(12) to Main Street Capital Corporation's Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (Reg. No. 333-142879))
10.11*†
Form of Indemnification Agreement by and between Main Street Capital Corporation and each executive officer and director (previously filed as Exhibit (k)(13) to Main Street Capital Corporation's Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (Reg. No. 333-142879))
10.12*
Support Services Agreement effective as of October 2, 2007 by and between Main Street Capital Corporation and Main Street Capital Partners, LLC (previously filed as Exhibit (k)(16) to Main Street Capital Corporation's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on January 30, 2009 (Reg. No. 333-155806))

Exhibit Number	Description
10.13*	Investment Sub-Advisory Agreement dated May 31, 2012 by and among HMS Adviser, LP, Main Street Capital Partners, LLC, Main Street Capital Corporation and HMS Income Fund, Inc. (previously filed as Exhibit (g)(2) to HMS Income Fund, Inc.'s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on May 31, 2012 (Reg. No. 333-178548))
10.14
Assignment and Assumption of Investment Sub-Advisory Agreement dated December 31, 2013 by and among MSC Adviser I, LLC, HMS Adviser, LP, Main Street Capital Partners, LLC, Main Street Capital Corporation and HMS Income Fund, Inc.
10.15*†
Main Street Capital Corporation Deferred Compensation Plan for Non-Employee Directors, dated June 3, 2013 (previously filed as Exhibit 10.3 to Main Street Capital Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 9, 2013 (File No. 1-33723))
14.1*
Code of Business Conduct and Ethics (previously filed as Exhibit 14.1 to Main Street Capital Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on August 3, 2012 (File No. 1-33723))
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

Date: February 28, 2014

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VINCENT D. FOSTER Vincent D. Foster	Chairman, President and Chief Executive Officer (principal executive officer)	February 28, 2014
/s/ DWAYNE L. HYZAK Dwayne L. Hyzak	Chief Financial Officer, Senior Managing Director (principal financial officer)	February 28, 2014
/s/ SHANNON D. MARTIN Shannon D. Martin	Vice President, Chief Accounting Officer (principal accounting officer)	February 28, 2014
/s/ JOSEPH E. CANON Joseph E. Canon	Director	February 28, 2014
/s/ MICHAEL APPLING JR. Michael Appling Jr.	Director	February 28, 2014
/s/ ARTHUR L. FRENCH Arthur L. French	Director	February 28, 2014
/s/ J. KEVIN GRIFFIN J. Kevin Griffin	Director	February 28, 2014
/s/ JOHN E. JACKSON John E. Jackson	Director	February 28, 2014

EXHIBIT INDEX

Exhibit Number	Description
10.14	Assignment and Assumption of Investment Sub-Advisory Agreement dated December 31, 2013 by and among MSC Adviser I, LLC, HMS Adviser, LP, Main Street Capital Partners, LLC, Main Street Capital Corporation and HMS Income Fund, Inc.
21.1	List of Subsidiaries
23	Consent of Grant Thornton LLP, independent registered public accounting firm
31.1	Rule 13a - 14(a)/15d - 14(a) certification of Chief Executive Officer
31.2	Rule 13a - 14(a)/15d - 14(a) certification of Chief Financial Officer
32.1	Section 1350 certification of Chief Executive Officer
32.2	Section 1350 certification of Chief Financial Officer