Form 10-Q
period 2014-03-31
Main Street Capital CORP
filed 2014-05-09
CIK 1396440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock as of May 8, 2014 was 44,546,660.

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS

Portfolio investments at fair value:
Control investments (cost: $275,694 and $277,411 as of March 31, 2014 and December 31, 2013, respectively)	$364,559	$356,973
Affiliate investments (cost: $241,145 and $242,592 as of March 31, 2014 and December 31, 2013, respectively)	265,240	268,113
Non-Control/Non-Affiliate investments (cost: $661,936 and $643,068 as of March 31, 2014 and December 31, 2013, respectively)	679,080	661,102

Total portfolio investments (cost: $1,178,775 and $1,163,071 as of March 31, 2014 and December 31, 2013, respectively)	1,308,879	1,286,188
Marketable securities and idle funds investments (cost: $11,792 and $14,885 as of March 31, 2014 and December 31, 2013, respectively)	11,258	13,301

Total investments (cost: $1,190,567 and $1,177,956 as of March 31, 2014 and December 31, 2013, respectively)	1,320,137	1,299,489

Cash and cash equivalents	24,362	34,701
Interest receivable and other assets	18,457	16,054
Receivable for securities sold	3,216	—
Deferred financing costs (net of accumulated amortization of $5,102 and $4,722 as of March 31, 2014 and December 31, 2013, respectively)	10,400	9,931

Total assets	$1,376,572	$1,360,175

LIABILITIES

Credit facility	$236,000	$237,000
SBIC debentures (par: $225,000 as of March 31, 2014 and $200,200 as of December 31, 2013, par of $75,200 is recorded at a fair value of $63,239 and $62,050 as of March 31, 2014 and December 31, 2013, respectively)	213,039	187,050
Notes payable	90,882	90,882
Payable for securities purchased	12,488	27,088
Deferred tax liability, net	6,938	5,940
Dividend payable	6,592	6,577
Accounts payable and other liabilities	4,060	10,549
Interest payable	2,166	2,556

Total liabilities	572,165	567,642

Commitments and contingencies (Note M)

NET ASSETS

Common stock, $0.01 par value per share (150,000,000 shares authorized; 39,945,148 and 39,852,604 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively)	399	398
Additional paid-in capital	699,377	694,981
Accumulated net investment income, net of cumulative dividends of $218,897 and $199,140 as of March 31, 2014 and December 31, 2013, respectively	23,760	22,778
Accumulated net realized gain from investments (accumulated net realized gain from investments of $18,558 before cumulative dividends of $43,449 as of March 31, 2014 and accumulated net realized gain from investments of $17,115 before cumulative dividends of $43,449 as of December 31, 2013)	(24,891)	(26,334)
Net unrealized appreciation, net of income taxes	105,762	100,710

Total net assets	804,407	792,533

Total liabilities and net assets	$1,376,572	$1,360,175

NET ASSET VALUE PER SHARE	$20.14	$19.89

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$9,296	$6,534
Affiliate investments	5,640	5,661
Non-Control/Non-Affiliate investments	15,633	13,138
Interest, fee and dividend income	30,569	25,333
Interest, fee and dividend income from marketable securities and idle funds	207	311
Total investment income	30,776	25,644
EXPENSES:
Interest	(5,286)	(3,882)
Compensation	(2,351)	—
General and administrative	(1,547)	(687)
Share-based compensation	(853)	(603)
Expenses reimbursed to Internal Investment Manager	—	(3,189)
Total expenses	(10,037)	(8,361)
NET INVESTMENT INCOME	20,739	17,283

NET REALIZED GAIN (LOSS):
Non-Control/Non-Affiliate investments	1,433	(343)
Marketable securities and idle funds investments	10	(59)
Total net realized gain (loss)	1,443	(402)
NET REALIZED INCOME	22,182	16,881

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION):
Portfolio investments	6,857	10,078
Marketable securities and idle funds investments	1,049	(67)
SBIC debentures	(1,189)	(1,212)
Total net change in unrealized appreciation	6,717	8,799

INCOME TAXES:
Federal and state income, excise, and other taxes	(667)	(671)
Deferred taxes	(998)	(1,380)
Income tax provision	(1,665)	(2,051)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS ATTRIBUTABLE TO COMMON STOCK	$27,234	$23,629

NET INVESTMENT INCOME PER SHARE - BASIC AND DILUTED	$0.52	$0.50
NET REALIZED INCOME PER SHARE - BASIC AND DILUTED	$0.56	$0.49
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS ATTRIBUTABLE TO COMMON STOCK PER SHARE - BASIC AND DILUTED	$0.68	$0.68

DIVIDENDS PAID PER SHARE:
Regular monthly dividends	$0.50	$0.45
Supplemental dividends	—	0.35
Total dividends	$0.50	$0.80

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	39,898,573	34,699,505

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(in thousands, except shares)

(Unaudited)

					Accumulated	Net Unrealized
				Accumulated	Net Realized	Appreciation from
	Common Stock		Additional	Net Investment	Gain From	Investments,
	Number	Par	Paid-In	Income, Net	Investments,	Net of Income	Total Net
	of Shares	Value	Capital	of Dividends	Net of Dividends	Taxes	Asset Value
Balances at December 31, 2012	34,589,484	$346	$544,136	$35,869	$(19,155)	$81,780	$642,976

Share-based compensation	—	—	603	—	—	—	603
Dividend reinvestment	164,760	2	5,320	—	—	—	5,322
Issuance of restricted stock	1,100	—	—	—	—	—	—
Issuances of common stock	18,125	—	578	—	—	—	578
Dividends to stockholders	—	—	—	(27,715)	(183)	—	(27,898)
Net increase resulting from operations	—	—	—	17,283	(402)	6,748	23,629

Balances at March 31, 2013	34,773,469	$348	$550,637	$25,437	$(19,740)	$88,528	$645,210

Balances at December 31, 2013	39,852,604	$398	$694,981	$22,778	$(26,334)	$100,710	$792,533

Share-based compensation	—	—	853	—	—	—	853
Purchase of vested stock for employee payroll tax withholding	(1,181)	—	(40)	—	—	—	(40)
Dividend reinvestment	93,328	1	3,225	—	—	—	3,226
Amortization of directors’ deferred compensation	—	—	68	—	—	—	68
Issuance of restricted stock	397	—	—	—	—	—	—
Tax benefit related to vesting of restricted shares	—	—	290	—	—	—	290
Dividends to stockholders	—	—	—	(19,757)	—	—	(19,757)
Net increase resulting from operations	—	—	—	20,739	1,443	5,052	27,234

Balances at March 31, 2014	39,945,148	$399	$699,377	$23,760	$(24,891)	$105,762	$804,407

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$27,234	$23,629
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Investments in portfolio companies	(146,896)	(125,982)
Proceeds from sales and repayments of investments in portfolio companies	119,462	81,371
Investments in marketable securities and idle funds investments	(2,105)	(16,701)
Proceeds from sales and repayments of marketable securities and idle funds investments	5,207	28,819
Net change in unrealized appreciation	(6,717)	(8,799)
Net realized (gain) loss	(1,443)	402
Accretion of unearned income	(2,611)	(2,530)
Payment-in-kind interest	(1,655)	(1,326)
Cumulative dividends	(369)	(180)
Share-based compensation expense	853	603
Amortization of deferred financing costs	380	227
Deferred taxes	998	1,380
Changes in other assets and liabilities:
Interest receivable and other assets	(2,557)	2,666
Interest payable	(390)	(2,434)
Payable to affiliated Internal Investment Manager	—	(3,960)
Accounts payable and other liabilities	(6,258)	(2,105)
Deferred fees and other	133	620
Net cash used in operating activities	(16,734)	(24,300)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to stockholders	(16,516)	(22,374)
Proceeds from issuance of SBIC debentures	24,800	—
Proceeds from credit facility	46,000	77,000
Repayments on credit facility	(47,000)	(68,000)
Payment of deferred loan costs and SBIC debenture fees	(849)	—
Other	(40)	378
Net cash provided by financing activities	6,395	(12,996)

Net increase (decrease) in cash and cash equivalents	(10,339)	(37,296)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,701	63,517
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,362	$26,221

Supplemental cash flow disclosures:
Interest paid	$5,296	$6,089
Taxes paid	$2,657	$2,059
Non-cash financing activities:
Shares issued pursuant to the DRIP	$3,226	$5,322

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2014

(in thousands)

(Unaudited)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Control Investments (5)

ASC Interests, LLC	Recreational and Educational Shooting Facility
		11% Secured Debt (Maturity - July 31, 2018)	3,425	3,364	3,364
		Member Units (Fully diluted 48.4%) (8)		1,500	1,590
				4,864	4,954

Bond-Coat, Inc.	Casing and Tubing Coating Services
		12% Secured Debt (Maturity - December 28, 2017)	14,750	14,589	14,750
		Common Stock (Fully diluted 42.9%)		6,220	9,250
				20,809	24,000

Café Brazil, LLC	Casual Restaurant Group
		Member Units (Fully diluted 69.0%) (8)		1,742	6,930

California Healthcare Medical Billing, Inc.	Outsourced Billing and Revenue Cycle Management
		12% Secured Debt (Maturity - October 17, 2015)	8,103	7,988	8,103
		Warrants (Fully diluted 21.5%)		1,193	3,380
		Common Stock (Fully diluted 9.6%)		1,176	1,560
				10,357	13,043

CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units (Fully diluted 41.6%) (8)		1,300	18,500

Ceres Management, LLC (Lambs Tire & Automotive)	Aftermarket Automotive Services Chain
		14% Secured Debt (Maturity - May 31, 2018)	4,000	4,000	4,000
		Class B Member Units (12% cumulative) (8)		3,695	3,695
		Member Units (Fully diluted 65.0%)		5,273	1,190
		9.5% Secured Debt (Lamb’s Real Estate Investment I, LLC) (Maturity - October 1, 2025)	1,004	1,004	1,004
		Member Units (Lamb’s Real Estate Investment I, LLC) (Fully diluted 100.0%) (8)		625	1,060
				14,597	10,949

Garreco, LLC	Manufacturer and Supplier of Dental Products
		14% Secured Debt (Maturity - January 12, 2018)	5,800	5,698	5,698
		Member Units (Fully diluted 32.0%) (8)		1,200	1,200
				6,898	6,898

Gulf Manufacturing, LLC	Manufacturer of Specialty Fabricated Industrial Piping Products
		9% PIK Secured Debt (Ashland Capital IX, LLC) (Maturity - June 30, 2017)	744	744	744
		Member Units (Fully diluted 32.1%) (8)		2,980	13,220
				3,724	13,964

Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
		10.5% Secured Debt (Maturity - June 4, 2015)	4,487	4,302	4,487
		Preferred Stock (8% cumulative) (8)		1,190	1,190
		Common Stock (Fully diluted 34.4%) (8)		718	1,560
				6,210	7,237

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Hawthorne Customs and Dispatch Services, LLC	Facilitator of Import Logistics, Brokerage, and Warehousing
		Member Units (Fully diluted 47.6%) (8)		589	220
		Member Units (Wallisville Real Estate, LLC) (Fully diluted 59.1%) (8)		1,215	2,050
				1,804	2,270

Hydratec, Inc.	Designer and Installer of Micro-Irrigation Systems
		Common Stock (Fully diluted 95.9%) (8)		7,095	13,720

IDX Broker, LLC	Provider of Marketing and CRM Tools for Real Estate
		12.5% Secured Debt (Maturity - November 18, 2018)	10,571	10,471	10,471
		Member Units (Fully diluted 63.9%)		5,029	5,029
				15,500	15,500
Impact Telecom, Inc.	Telecommunications Services Provider
		LIBOR Plus 4.50%, Current Coupon 6.50%, Secured Debt (Maturity - May 31, 2018) (9)	1,575	1,568	1,568
		13% Secured Debt (Maturity - May 31, 2018)	22,500	14,940	14,940
		Warrants (Fully diluted 40.0%)		8,000	8,760
				24,508	25,268

Indianapolis Aviation Partners, LLC	Fixed Base Operator
		15% Secured Debt (Maturity - September 15, 2014)	3,400	3,356	3,400
		Warrants (Fully diluted 30.1%)		1,129	2,270
				4,485	5,670

Jensen Jewelers of Idaho, LLC	Retail Jewelry Store
		Prime Plus 6.75%, Current Coupon 10.00%, Secured Debt (Maturity - November 14, 2016) (9)	4,105	4,049	4,105
		Member Units (Fully diluted 60.8%) (8)		811	3,310
				4,860	7,415

Lighting Unlimited, LLC	Commercial and Residential Lighting Products and Design Services
		8% Secured Debt (Maturity - August 22, 2014)	1,622	1,622	1,622
		Preferred Stock (non-voting)		451	451
		Warrants (Fully diluted 7.1%)		54	40
		Common Stock (Fully diluted 70.0%) (8)		100	360
				2,227	2,473

Marine Shelters Holdings, LLC (LoneStar Marine Shelters)	Fabricator of Marine and Industrial Shelters
		12% Secured Debt (Maturity - December 28, 2017)	10,250	10,085	10,085
		Preferred Stock (Fully diluted 26.7%)		3,750	3,750
				13,835	13,835

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Mid-Columbia Lumber Products, LLC	Manufacturer of Finger- Jointed Lumber Products
		10% Secured Debt (Maturity - December 18, 2017)	1,750	1,750	1,750
		12% Secured Debt (Maturity - December 18, 2017)	3,900	3,900	3,900
		9.5% Secured Debt (Mid - Columbia Real Estate, LLC) (Maturity - May 13, 2025)	960	961	961
		Member Units (Fully diluted 55.1%) (8)		1,244	9,310
		Member Units (Mid - Columbia Real Estate, LLC) (Fully diluted 50.0%) (8)		250	440
				8,105	16,361

MSC Adviser I, LLC	Third Party Investment Advisory Services
		Member Units (Fully diluted 100.0%)		—	2,325

NAPCO Precast, LLC	Precast Concrete Manufacturing
		Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity - September 1, 2015) (9)	2,750	2,710	2,750
		Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity - February 1, 2016) (9)	1,438	1,425	1,438
		18% Secured Debt (Maturity - February 1, 2016)	4,468	4,423	4,468
		Member Units (Fully diluted 44.0%) (8)		2,975	6,090
				11,533	14,746

NRI Clinical Research, LLC	Clinical Research Service Provider
		14% Secured Debt (Maturity - September 8, 2016)	4,392	4,237	4,237
		Warrants (Fully diluted 12.5%)		252	230
		Member Units (Fully diluted 24.8%)		671	711
				5,160	5,178

NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		12% Secured Debt (Maturity - December 22, 2016)	12,100	11,431	12,100
		Warrants (Fully diluted 12.2%)		817	1,500
		Member Units (Fully diluted 43.2%) (8)		2,900	5,080
				15,148	18,680

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
		Common Stock (Fully diluted 48.0%) (8)		1,080	13,420

Pegasus Research Group, LLC (Televerde)	Provider of Telemarketing and Data Services
		15% Secured Debt (Maturity - January 6, 2016)	4,591	4,564	4,591
		Member Units (Fully diluted 43.7%) (8)		1,250	4,860
				5,814	9,451

PPL RVs, Inc.	Recreational Vehicle Dealer
		11.1% Secured Debt (Maturity - June 10, 2015)	7,860	7,832	7,860
		Common Stock (Fully diluted 51.1%)		2,150	8,110
				9,982	15,970

Principle Environmental, LLC	Noise Abatement Service Provider
		12% Secured Debt (Maturity - February 1, 2016)	3,506	3,114	3,506
		12% Current / 2% PIK Secured Debt (Maturity - February 1, 2016)	4,697	4,646	4,678
		Warrants (Fully diluted 14.6%)		1,200	1,810
		Member Units (Fully diluted 22.6%) (8)		1,863	4,560
				10,823	14,554

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
River Aggregates, LLC	Processor of Construction Aggregates
		12% Secured Debt (Maturity - June 30, 2018)	500	500	500
		Zero Coupon Secured Debt (Maturity - June 30, 2018)	750	430	430
		Member Units (Fully diluted 38.3%)		1,150	—
		Member Units (RA Properties, LLC) (Fully diluted 50.0%)		369	369
				2,449	1,299

Southern RV, LLC	Recreational Vehicle Dealer
		13% Secured Debt (Maturity - August 8, 2018)	11,400	11,245	11,245
		Member Units (Fully diluted 50.2%)		1,680	3,460
		13% Secured Debt (Southern RV Real Estate, LLC) (Maturity - August 8, 2018) (8)	3,250	3,206	3,206
		Member Units (Southern RV Real Estate, LLC) (Fully diluted 55.7%)		480	470
				16,611	18,381

The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
		4.5% Current / 4.5% PIK Secured Debt (Maturity - July 1, 2014)	1,079	1,079	880
		6% Current / 6% PIK Secured Debt (Maturity - July 1, 2014)	5,845	5,845	4,806
		Warrants (Fully diluted 52.3%)		1,096	—
				8,020	5,686

Travis Acquisition LLC	Manufacturer of Aluminum Trailers
		12% Secured Debt (Maturity - August 30, 2018)	9,085	8,919	9,085
		Member Units (Fully diluted 65.5%)		7,100	10,420
				16,019	19,505

Uvalco Supply, LLC	Farm and Ranch Supply Store
		9% Secured Debt (Maturity - January 1, 2019)	2,106	2,106	2,106
		Member Units (Fully diluted 42.8%) (8)		1,113	3,780
				3,219	5,886

Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage
		13% Secured Debt (Maturity - December 23, 2016)	3,204	3,161	3,161
		Series A Preferred Stock (Fully diluted 50.9%)		3,000	1,510
		Common Stock (Fully diluted 19.1%)		3,706	—
				9,867	4,671

Ziegler’s NYPD, LLC	Casual Restaurant Group
		Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity - October 1, 2018) (9)	1,000	1,000	1,000
		9% Current / 9% PIK Secured Debt (Maturity - October 1, 2018)	5,449	5,449	4,820
		Warrants (Fully diluted 46.6%)		600	—
				7,049	5,820

Subtotal Control Investments (27.6% of total investments at fair value)				275,694	364,559

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2014

(in thousands)

(Unaudited)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Affiliate Investments (6)

American Sensor Technologies, Inc.	Manufacturer of Commercial / Industrial Sensors
		Warrants (Fully diluted 19.6%)		50	9,600

Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions Provider
		13% Secured Debt (Maturity - April 17, 2017)	5,000	4,811	4,811
		Warrants (Fully diluted 7.5%)		200	630
				5,011	5,441

Buffalo Composite Materials Holdings, LLC (10)	Manufacturer of Fiberglass Products
		Member Units (Fully diluted 23.1%)		2,035	2,035

Condit Exhibits, LLC	Tradeshow Exhibits / Custom Displays Provider
		Warrants (Fully diluted 15.0%) (8)		100	610

Congruent Credit Opportunities Funds (12) (13)	Investment Partnerships
		LP Interests (Congruent Credit Opportunities Fund II, LP) (Fully diluted 19.8%) (8)		22,654	22,758
		LP Interests (Congruent Credit Opportunities Fund III, LP) (Fully diluted 17.4%)		3,743	3,743
				26,397	26,501

Daseke, Inc.	Specialty Transportation Provider
		12% Current / 2.5% PIK Secured Debt (Maturity - July 31, 2018)	20,332	19,968	19,968
		Common Stock (Fully diluted 12.6%)		4,642	11,690
				24,610	31,658

Dos Rios Partners (12) (13)	Investment Partnerships
		LP Interests (Dos Rios Partners, LP) (Fully diluted 25.75%)		1,269	1,269
		LP Interests (Dos Rios Partners - A, LP) (Fully diluted 8.18%)		403	403
				1,672	1,672

East Teak Fine Hardwoods, Inc.	Distributor of Hardwood Products
		Common Stock (Fully diluted 5.0%)		480	810

Freeport Financial SBIC Fund LP (12) (13)	Investment Partnership
		LP Interests (Fully diluted 9.9%) (8)		3,333	3,333

Gault Financial, LLC (RMB Capital, LLC)	Purchases and Manages Liquidation of Distressed Assets
		6% Current / 11% PIK Secured Debt (Maturity - November 21, 2016)	12,690	12,300	11,075
		Warrants (Fully diluted 22.5%)		400	—
				12,700	11,075

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Glowpoint, Inc.	Provider of Cloud Managed Video Collaboration Services
		8% Secured Debt (Maturity - October 18, 2018)	251	246	246
		12% Secured Debt (Maturity - October 18, 2018)	9,000	8,896	8,896
		Common Stock (Fully diluted 21.8%) (GP Investment Holdings, LLC)		3,958	12,955
				13,100	22,097

Houston Plating and Coatings, LLC	Provider of Plating and Industrial Coating Services
		Member Units (Fully diluted 10.9%) (8)		635	9,220

Indianhead Pipeline Services, LLC	Provider of Pipeline Support Services
		12% Secured Debt (Maturity - February 6, 2017)	7,575	7,202	7,575
		Preferred Equity (8% cumulative) (8)		1,871	1,871
		Warrants (Fully diluted 10.6%)		459	—
		Member Units (Fully diluted 12.1%) (8)		1	—
				9,533	9,446

Integrated Printing Solutions, LLC	Specialty Card Printing
		8% PIK Secured Debt (Maturity - January 31, 2014) (14)	750	750	750
		13% PIK Secured Debt (Maturity - September 23, 2016) (14)	12,500	11,918	8,144
		Preferred Equity (Fully diluted 11.0%)		2,000	—
		Warrants (Fully diluted 8.0%)		600	—
				15,268	8,894

irth Solutions, LLC	Provider of Damage Prevention Information Technology Services
		Member Units (Fully diluted 12.8%) (8)		624	3,570

KBK Industries, LLC	Specialty Manufacturer of Oilfield and Industrial Products
		12.5% Secured Debt (Maturity - September 28, 2017)	8,500	8,435	8,500
		Member Units (Fully diluted 17.5%) (8)		341	5,740
				8,776	14,240

OnAsset Intelligence, Inc.	Provider of Transportation Monitoring / Tracking Products and Services
		12% PIK Secured Debt (Maturity - June 30, 2014)	2,878	2,483	2,483
		Preferred Stock (7% cumulative) (Fully diluted 3.3%) (8)		1,847	2,635
		Warrants (Fully diluted 16.6%)		1,919	502
				6,249	5,620

OPI International Ltd. (13)	Provider of Man Camp and Industrial Storage Services
		Common Equity (Fully diluted 11.5%)		1,371	4,971

PCI Holding Company, Inc.	Manufacturer of Industrial Gas Generating Systems
		12% Current / 4% PIK Secured Debt (Maturity - December 18, 2017)	4,241	4,176	4,241
		Preferred Stock (20% cumulative) (Fully diluted 19.4%) (8)		1,941	3,405
				6,117	7,646

Quality Lease and Rental Holdings, LLC	Provider of Rigsite Accommodation Unit Rentals and Related Services
		12% Secured Debt (Maturity - January 8, 2018) (14)	37,350	36,843	17,500
		Preferred Member Units (Rocaciea, LLC) (Fully diluted 20.0%)		2,500	—
				39,343	17,500

Radial Drilling Services Inc.	Oil and Gas Technology Provider
		12% Secured Debt (Maturity - November 22, 2016)	4,200	3,665	3,665
		Warrants (Fully diluted 24.0%)		758	—
				4,423	3,665

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Samba Holdings, Inc.	Provider of Intelligent Driver Record Monitoring Software and Services
		12.5% Secured Debt (Maturity - November 17, 2016)	11,418	11,299	11,418
		Common Stock (Fully diluted 19.4%)		1,707	4,510
				13,006	15,928

Spectrio LLC	Provider of Audio and Digital Messaging Services
		LIBOR Plus 7.50%, Current Coupon 8.50%, Secured Debt (Maturity - November 19, 2018)	17,878	17,519	17,878
		Warrants (Fully diluted 9.8%)		887	3,850
				18,406	21,728

SYNEO, LLC	Manufacturer of Automation Machines, Specialty Cutting Tools and Punches
		12% Secured Debt (Maturity - July 13, 2016)	3,600	3,552	3,552
		10% Secured Debt (Leadrock Properties, LLC) (Maturity - May 4, 2026)	1,440	1,414	1,414
		Member Units (Fully diluted 10.8%)		1,036	740
				6,002	5,706

Texas Reexcavation LC	Provider of Hydro Excavation Services
		12% Current / 3% PIK Secured Debt (Maturity - December 31, 2017)	6,231	6,133	6,133
		Class A Member Units (Fully diluted 17.4%)		2,900	3,270
				9,033	9,403

Tin Roof Acquisition Company	Casual Restaurant Group
		12% Secured Debt (Maturity - November 30, 2018)	11,000	10,793	10,793
		Class C Preferred Member Units (10% cumulative) (Fully diluted 10.0%) (8)		2,078	2,078
				12,871	12,871

Subtotal Affiliate Investments (20.1% of total investments at fair value)				241,145	265,240

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2014

(in thousands)

(Unaudited)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Non-Control/Non-Affiliate Investments (7)

ABG Intermediate Holdings 2, LLC (11)	Trademark Licensing of Clothing
		LIBOR Plus 5.00%, Current Coupon 6.00%, Secured Debt (Maturity - June 28, 2019) (9)	7,481	7,445	7,612

Allflex Holdings III Inc. (11)	Manufacturer of Livestock Identification Products
		LIBOR Plus 7.00%, Current Coupon 8.00%, Secured Debt (Maturity - July 19, 2021) (9)	5,000	4,953	5,081

Alvogen Pharma US, Inc. (11)	Pharmaceutical Company Focused on Generics
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - May 23, 2018) (9)	1,961	1,934	1,981

AM General LLC (11)	Specialty Vehicle Manufacturer
		LIBOR Plus 9.00%, Current Coupon 10.25%, Secured Debt (Maturity - March 22, 2018) (9)	2,775	2,705	2,481

AM3 Pinnacle Corporation (10)	Provider of Comprehensive Internet, TV and Voice Services for Multi-Dwelling Unit Properties
		10% Secured Debt (Maturity - October 22, 2018)	22,420	22,248	22,248
		Common Stock (Fully diluted 3.2%)		2,000	2,000
				24,248	24,248

American Beacon Advisors Inc. (11)	Provider of Sub-Advised Investment Products
		LIBOR Plus 3.75%, Current Coupon 4.75%, Secured Debt (Maturity - November 22, 2019) (9)	6,500	6,438	6,565

AmeriTech College, LLC	For-Profit Nursing and Healthcare College
		18% Secured Debt (Maturity - March 9, 2017)	6,050	5,965	6,050

AMF Bowling Centers, Inc. (11)	Bowling Alley Operator
		LIBOR Plus 7.50%, Current Coupon 8.75%, Secured Debt (Maturity - June 29, 2018) (9)	4,906	4,773	5,011

Anchor Hocking, LLC (11)	Household Products Manufacturer
		LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity - May 21, 2020) (9)	6,948	6,885	7,008

Ancile Solutions, Inc. (11)	Provider of eLearning Solutions
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - July 15, 2018) (9)	9,506	9,453	9,578

Answers Corporation (11)	Consumer Internet Search Services Provider
		LIBOR Plus 5.50%, Current Coupon 6.50%, Secured Debt (Maturity - December 20, 2018) (9)	6,419	6,357	6,411

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
AP Gaming I, LLC (10)	Developer, Manufacturer, and Operator of Gaming Machines
		LIBOR Plus 8.25%, Current Coupon 9.25%, Secured Debt (Maturity - December 20, 2020) (9)	6,983	6,778	6,973

Aptean, Inc. (11)	Enterprise Application Software Provider
		LIBOR Plus 4.25%, Current Coupon 5.25%, Secured Debt (Maturity - February 26, 2020) (9)	4,750	4,703	4,780

Artel, LLC (11)	Land-Based and Commercial Satellite Provider
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - November 27, 2017) (9)	5,820	5,751	5,733

Ascend Learning, LLC (11)	Technology-based Healthcare Learning Solutions
		LIBOR Plus 5.00%, Current Coupon 6.00%, Secured Debt (Maturity - July 31, 2019) (9)	4,250	4,229	4,314

Atkins Nutritionals Holdings II, Inc. (11)	Weight Management Food Products
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - January 2, 2019) (9)	1,985	1,985	2,010

ATS Workholding, Inc. (10)	Manufacturer of Machine Cutting Tools and Accessories
		LIBOR Plus 7.00%, Current Coupon 8.00%, Secured Debt (Maturity - March 10, 2019) (9)	6,028	5,966	5,966

B. J. Alan Company	Retailer and Distributor of Consumer Fireworks
		12.75% Current / 2.75% PIK Secured Debt (Maturity - June 22, 2017)	10,487	10,420	10,420

BBTS Borrower LP (11)	Oil & Gas Exploration and Midstream Services
		LIBOR Plus 6.50%, Current Coupon 7.75%, Secured Debt (Maturity - June 4, 2019) (9)	6,948	6,886	7,028

Beers Enterprises, Inc. (10)	Provider of Broadcast Video Transport Services
		Prime Plus 6.50%, Current Coupon 9.75%, Secured Debt (Maturity - March 19, 2019) (9)	4,421	4,360	4,360

Blackhawk Specialty Tools LLC (11)	Oilfield Equipment & Services
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - August 1, 2019) (9)	5,344	5,309	5,357

Bluestem Brands, Inc. (11)	Multi-Channel Retailer of General Merchandise
		LIBOR Plus 6.50%, Current Coupon 7.50%, Secured Debt (Maturity - December 6, 2018) (9)	3,556	3,488	3,596

Brasa Holdings Inc. (11)	Upscale Full Service Restaurants
		LIBOR Plus 4.75%, Current Coupon 5.75%, Secured Debt (Maturity - July 19, 2019) (9)	3,456	3,383	3,476
		LIBOR Plus 9.50%, Current Coupon 11.00%, Secured Debt (Maturity - January 20, 2020) (9)	3,857	3,822	3,905
				7,205	7,381

California Pizza Kitchen, Inc. (11)	Casual Dining Restaurant Chain
		LIBOR Plus 4.25%, Current Coupon 5.25%, Secured Debt (Maturity - July 7, 2017) (9)	6,500	6,298	6,305

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Calloway Laboratories, Inc. (10)	Health Care Testing Facilities
		12.00% PIK Secured Debt (Maturity - September 30, 2014)	6,580	6,531	3,471
		Warrants (Fully diluted 1.5%)		17	—
				6,548	3,471

Cedar Bay Generation Company LP (11)	Coal-Fired Cogeneration Plant
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - April 23, 2020) (9)	7,668	7,601	7,745

Charlotte Russe, Inc (11)	Fast-Fashion Retailer to Young Women
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - May 22, 2019) (9)	4,975	4,931	4,931

CHI Overhead Doors, Inc. (11)	Manufacturer of Overhead Garage Doors
		LIBOR Plus 9.50%, Current Coupon 11.00%, Secured Debt (Maturity - September 18, 2019) (9)	2,500	2,464	2,513

Consolidated Aerospace Manufacturing LLC (11)	Aerospace Components Manufacturer
		LIBOR Plus 4.00%, Current Coupon 5.00%, Secured Debt (Maturity - February 28, 2020) (9)	1,500	1,493	1,493

Compact Power Equipment, Inc.	Equipment / Tool Rental
		6% Current / 6% PIK Secured Debt (Maturity - October 1, 2017)	3,977	3,960	3,977
		Series A Stock (8% cumulative) (Fully diluted 4.2%) (8)		1,018	2,340
				4,978	6,317

CGSC of Delaware Holdings Corp. (11) (13)	Insurance Brokerage Firm
		LIBOR Plus 7.00%, Current Coupon 8.25%, Secured Debt (Maturity - October 16, 2020) (9)	2,000	1,973	1,955

CST Industries Inc. (11)	Storage Tank Manufacturer
		LIBOR Plus 6.25%, Current Coupon 7.75%, Secured Debt (Maturity - May 22, 2017) (9)	12,590	12,459	12,401

Drilling Info, Inc.	Information Services for the Oil and Gas Industry
		Common Stock (Fully diluted 2.1%)		1,335	9,920

Emerald Performance Materials, Inc. (11)	Specialty Chemicals Manufacturer
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - May 18, 2018) (9)	4,422	4,392	4,456

EnCap Energy Fund Investments (12) (13)	Investment Partnerships
		LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%) (8)		3,171	3,388
		LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.) (Fully diluted 0.3%)		1,371	1,607
		LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)		775	775
		LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)		3,123	3,281
				8,440	9,051

e-Rewards, Inc. (11)	Provider of Digital Data Collection
		LIBOR Plus 5.00%, Current Coupon 6.00%, Secured Debt (Maturity - October 29, 2018) (9)	10,931	10,729	10,931

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Excelitas Technologies Corp. (11)	Lighting and Sensor Components
		LIBOR Plus 5.00%, Current Coupon 6.00%, Secured Debt (Maturity - November 2, 2020) (9)	3,938	3,900	3,962

Fender Musical Instruments Corporation (11)	Manufacturer of Musical Instruments
		LIBOR Plus 4.50%, Current Coupon 5.75%, Secured Debt (Maturity - April 3, 2019) (9)	446	442	450

FC Operating, LLC (10)	Christian Specialty Retail Stores
		LIBOR Plus 10.75%, Current Coupon 12.00%, Secured Debt (Maturity - November 14, 2017) (9)	5,400	5,316	5,001

FishNet Security, Inc. (11)	Information Technology Value-Added Reseller
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - November 30, 2017) (9)	7,900	7,839	7,944

Fram Group Holdings, Inc. (11)	Manufacturer of Automotive Maintenance Products
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - July 31, 2017) (9)	963	960	966
		LIBOR Plus 9.00%, Current Coupon 10.50%, Secured Debt (Maturity - January 29, 2018) (9)	1,000	997	945
				1,957	1,911

Golden Nugget, Inc. (11)	Owner & Operator of Hotels & Casinos
		LIBOR Plus 4.50%, Current Coupon 5.50%, Secured Debt (Maturity - November 21, 2019) (9)	599	593	613
		LIBOR Plus 4.50%, Current Coupon 5.50%, Secured Debt (Maturity - November 21, 2019) (9)	1,397	1,383	1,431
				1,976	2,044

Grupo Hima San Pablo, Inc. (11)	Tertiary Care Hospitals
		LIBOR Plus 7.00%, Current Coupon 8.50%, Secured Debt (Maturity - January 31, 2018) (9)	4,950	4,869	4,703
		13.75% Secured Debt (Maturity - July 31, 2018)	2,000	1,914	1,900
				6,783	6,603

Healogics, Inc. (11)	Wound Care Management
		Common Equity (Fully diluted 0.02%)		50	50

iEnergizer Limited (11) (13)	Provider of Business Outsourcing Solutions
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - May 1, 2019) (9)	9,150	9,013	9,013

Inn of the Mountain Gods Resort and Casino (11)	Hotel & Casino Owner & Operator
		9.25% Secured Debt (Maturity - November 30, 2020)	3,851	3,673	3,774

Ipreo Holdings LLC (11)	Application Software for Capital Markets
		LIBOR Plus 4.00%, Current Coupon 5.00%, Secured Debt (Maturity - August 7, 2017) (9)	2,622	2,622	2,649

Jackson Hewitt Tax Service Inc. (11)	Tax Preparation Service Provider
		LIBOR Plus 8.50%, Current Coupon 10.00%, Secured Debt (Maturity - October 16, 2017) (9)	4,509	4,372	4,498

Joerns Healthcare, LLC (11)	Health Care Equipment & Supplies
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - March 28, 2018) (9)	6,314	6,262	6,188

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Keypoint Government Solutions, Inc. (11)	Pre-Employment Screening Services
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - November 13, 2017) (9)	4,421	4,354	4,377

Larchmont Resources, LLC (11)	Oil & Gas Exploration & Production
		LIBOR Plus 7.25%, Current Coupon 8.50%, Secured Debt (Maturity - August 7, 2019) (9)	6,965	6,901	7,104

Lansing Trade Group LLC (11)	Commodity Merchandiser
		9.25% Unsecured Debt (Maturity - February 15, 2019)	6,000	6,000	6,000

Learning Care Group (US) No. 2 Inc. (11)	Provider of Early Childhood Education
		LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity - May 8, 2019) (9)	5,473	5,425	5,503

LJ Host Merger Sub, Inc. (11)	Managed Services and Hosting Provider
		LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity - December 23, 2019) (9)	9,938	9,844	9,888
		LIBOR Plus 8.75%, Current Coupon 10.00%, Secured Debt (Maturity - December 23, 2020) (9)	5,000	4,905	4,975
				14,749	14,863

LKCM Distribution Holdings, L.P.	Distributor of Industrial Process Equipment
		12% Current / 2.5% PIK Secured Debt (Maturity - December 23, 2018)	16,500	16,342	16,342

LKCM Headwater Investments I, L.P. (12) (13)	Investment Partnership
		LP Interests (Fully diluted 2.27%) (8)		1,500	3,315

MAH Merger Corporation (11)	Sports-Themed Casual Dining Chain
		LIBOR Plus 4.50%, Current Coupon 5.75%, Secured Debt (Maturity - July 19, 2019) (9)	7,313	7,244	7,332

MediMedia USA, Inc. (11)	Provider of Healthcare Media and Marketing
		LIBOR Plus 6.75%, Current Coupon 8.00%, Secured Debt (Maturity - November 20, 2018) (9)	5,459	5,318	5,322

MedSolutions Holdings, Inc. (11)	Specialty Benefit Management
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - July 8, 2019) (9)	3,850	3,815	3,879

Metal Services LLC (11)	Steel Mill Services
		LIBOR Plus 5.00%, Current Coupon 6.00%, Secured Debt (Maturity - June 30, 2017) (9)	5,300	5,300	5,344

Milk Specialties Company (11)	Processor of Nutrition Products
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - November 9, 2018) (9)	4,892	4,852	4,892

Miramax Film NY, LLC (11)	Motion Picture Producer and Distributor
		Class B Units (Fully diluted 0.2%)		500	721

Modern VideoFilm, Inc. (10)	Post-Production Film Studio
		LIBOR Plus 3.50%, Current Coupon 5.00% / 8.50% PIK, Current Coupon Plus PIK 13.50%, Secured Debt (Maturity - September 25, 2017) (9)	5,581	5,388	4,975
		Warrants (Fully diluted 2.5%)		151	1
				5,539	4,976

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
MP Assets Corporation (11)	Manufacturer of Battery Components
		LIBOR Plus 4.50%, Current Coupon 5.50%, Secured Debt (Maturity - December 19, 2019) (9)	4,554	4,510	4,554

NCP Investment Holdings, Inc.	Management of Outpatient Cardiac Cath Labs
		Class A and C Units (Fully diluted 2.9%)		20	3,270

NGPL PipeCo, LLC (11)	Natural Gas Pipelines and Storage Facilities
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - September 15, 2017) (9)	9,805	9,669	9,592

Nice-Pak Products, Inc. (11)	Pre-Moistened Wipes Manufacturer
		LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity - June 18, 2014) (9)	11,965	11,921	11,725

North Atlantic Trading Company, Inc. (11)	Marketer/Distributor of Tobacco Products
		LIBOR Plus 6.50%, Current Coupon 7.75%, Secured Debt (Maturity - January 13, 2020) (9)	7,981	7,903	8,060

NRC US Holding Company LLC (11)	Environmental Services Provider
		LIBOR Plus 4.50%, Current Coupon 5.50%, Secured Debt (Maturity - July 30, 2019) (9)	1,000	998	995

Ospemifene Royalty Sub LLC (QuatRx) (10)	Estrogen-Deficiency Drug Manufacturer and Distributor
		11.50% Secured Debt (Maturity - November 15, 2026)	5,205	5,205	5,205

Panolam Industries International, Inc. (11)	Decorative Laminate Manufacturer
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - August 23, 2017) (9)	7,395	7,335	7,247

Permian Holdings, Inc. (11)	Storage Tank Manufacturer
		10.50% Secured Bond (Maturity - January 15, 2018)	3,150	3,118	3,205

PeroxyChem LLC (11)	Chemical Manufacturer
		LIBOR Plus 6.50%, Current Coupon 7.50%, Secured Debt (Maturity - February 28, 2020) (9)	9,000	8,822	9,045

Philadelphia Energy Solutions Refining and Marketing LLC (11)	Oil & Gas Refiner
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - April 4, 2018) (9)	2,978	2,941	2,650

Pitney Bowes Management Services Inc. (11)	Provider of Document Management Services
		LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity - October 1, 2019) (9)	5,970	5,914	6,022

Polyconcept Financial B.V. (11)	Promotional Products to Corporations and Consumers
		LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity - June 28, 2019) (9)	3,404	3,373	3,404

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Primesight Limited (10) (13)	Outdoor Advertising Operator
		10.00% Secured Debt (Maturity - October 22, 2016)	9,182	9,090	9,189

Prowler Acquisition Corp. (11)	Specialty Distributor to the Energy Sector
		LIBOR Plus 4.50%, Current Coupon 5.50%, Secured Debt (Maturity - January 28, 2020) (9)	1,250	1,238	1,259

PT Network, LLC (10)	Provider of Outpatient Physical Therapy and Sports Medicine Services
		LIBOR Plus 7.00%, Current Coupon 8.50%, Secured Debt (Maturity - November 1, 2018) (9)	8,788	8,695	8,695

Radio One, Inc. (11)	Radio Broadcasting
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - March 31, 2016) (9)	2,895	2,869	2,973

Ravago Holdings America, Inc. (11)	Polymers Distributor
		LIBOR Plus 4.50%, Current Coupon 5.50%, Secured Debt (Maturity - December 20, 2020) (9)	6,250	6,189	6,316

Recorded Books Inc. (11)	Audiobook and Digital Content Publisher
		LIBOR Plus 4.25%, Current Coupon 5.25%, Secured Debt (Maturity - January 31, 2020) (9)	12,500	12,376	12,469

Rentpath, Inc. (11)	Online Apartment Aggregator
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - May 29, 2020) (9)	6,874	6,707	6,754

Relativity Media, LLC (10)	Full-scale Film and Television Production and Distribution
		10.00% Secured Debt (Maturity - May 30, 2015)	5,787	5,747	5,801
		15.00% PIK Secured Debt (Maturity - May 30, 2015)	6,612	6,457	6,745
		Class A Units (Fully diluted 0.2%)		292	1,588
				12,496	14,134

Sabre Industries, Inc. (11)	Manufacturer of Telecom Structures and Equipment
		LIBOR Plus 4.75%, Current Coupon 5.75%, Secured Debt (Maturity - August 24, 2018) (9)	2,956	2,931	2,967

SAExploration, Inc. (10) (13)	Geophysical Services Provider
		11.00% Current / 2.50% PIK Secured Debt (Maturity - November 28, 2016)	8,125	8,216	8,125
		Common Stock (Fully diluted 0.01%) (8)		65	58
				8,281	8,183

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
SCE Partners, LLC (10)	Hotel & Casino Operator
		LIBOR Plus 7.25%, Current Coupon 8.25%, Secured Debt (Maturity - August 14, 2019) (9)	7,500	7,431	6,863

Sotera Defense Solutions, Inc. (11)	Defense Industry Intelligence Services
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - April 21, 2017) (9)	11,586	11,062	10,341

Sutherland Global Services, Inc. (11)	Business Process Outsourcing Provider
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - March 6, 2019) (9)	6,650	6,538	6,700

Synagro Infrastructure Company, Inc (11)	Waste Management Services
		LIBOR Plus 5.25%, Current Coupon 6.25%, Secured Debt (Maturity - August 22, 2020) (9)	6,965	6,836	7,026

Targus Group International (11)	Protective Cases for Mobile Devices
		LIBOR Plus 9.50%, Current Coupon 11.00% / 1.00% PIK, Current Coupon Plus PIK 12.00%, Secured Debt (Maturity - May 24, 2016) (9)	4,380	4,397	3,680

Technimark LLC (11)	Injection Molding
		LIBOR Plus 4.25%, Current Coupon 5.50%, Secured Debt (Maturity - April 17, 2019) (9)	3,734	3,702	3,790

TeleGuam Holdings, LLC (11)	Cable and Telecom Services Provider
		LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity - December 10, 2018) (9)	8,869	8,839	8,846
		LIBOR Plus 7.50%, Current Coupon 8.75%, Secured Debt (Maturity - June 10, 2019) (9)	2,500	2,478	2,513
				11,317	11,359

Templar Energy LLC (11)	Oil & Gas Exploration & Production
		LIBOR Plus 7.00%, Current Coupon 8.00%, Secured Debt (Maturity - November 25, 2020) (9)	3,000	2,942	3,036

Tervita Corporation (11) (13)	Oil and Gas Environmental Services
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - May 15, 2018) (9)	5,460	5,416	5,424

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
The Tennis Channel, Inc. (10)	Television-Based Sports Broadcasting
		Warrants (Fully diluted 0.1%)		235	301

The Topps Company, Inc. (11)	Trading Cards & Confectionary
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - October 2, 2018) (9)	1,995	1,977	2,002

ThermaSys Corporation (11)	Manufacturer of Industrial Heat Exchanges
		LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity - May 3, 2019) (9)	6,315	6,259	6,315

Therakos, Inc. (11)	Immune System Disease Treatment
		LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity - December 27, 2017) (9)	6,446	6,321	6,505

Totes Isotoner Corporation (11)	Weather Accessory Retail
		LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity - July 7, 2017) (9)	4,257	4,213	4,282

Travel Leaders Group, LLC (11)	Travel Agency Network Provider
		LIBOR Plus 6.00%, Current Coupon 7.00%, Secured Debt (Maturity - December 5, 2018) (9)	10,381	10,217	10,303

UniTek Global Services, Inc. (11)	Provider of Outsourced Infrastructure Services
		LIBOR Plus 9.50%, Current Coupon 11.00% / 4.00% PIK, Current Coupon Plus PIK 15.00%, Secured Debt (Maturity - April 15, 2018) (9)	10,110	9,452	10,212
		Warrants (Fully diluted 1.4%)		449	481
				9,901	10,693

Universal Fiber Systems, LLC (10)	Manufacturer of Synthetic Fibers
		LIBOR Plus 4.25%, Current Coupon 5.25%, Secured Debt (Maturity - January 31, 2019) (9)	5,192	5,179	5,231

US Xpress Enterprises, Inc. (11)	Truckload Carrier
		LIBOR Plus 7.88%, Current Coupon 9.38%, Secured Debt (Maturity - November 13, 2016) (9)	6,001	5,916	5,971

Vantage Oncology, LLC (11)	Outpatient Radiation Oncology Treatment Centers
		9.50% Secured Bond (Maturity - June 5, 2017)	7,000	7,000	7,123

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Virtex Enterprises, LP (10)	Specialty, Full-Service Provider of Complex Electronic Manufacturing Services
		12.00% Secured Debt (Maturity - December 27, 2018)	1,667	1,455	1,455
		Preferred Class A Units (5% cumulative) (Fully diluted 1.4%) (8)		331	331
		Warrants (Fully diluted 1.1%)		186	22
				1,972	1,808

Visant Corporation (11)	School Affinity Stores
		LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity - December 22, 2016) (9)	3,882	3,882	3,858

Vision Solutions, Inc. (11)	Provider of Information Availability Software
		LIBOR Plus 4.50%, Current Coupon 6.00%, Secured Debt (Maturity - July 23, 2016) (9)	2,147	2,052	2,169
		LIBOR Plus 8.00%, Current Coupon 9.50%, Secured Debt (Maturity - July 23, 2017) (9)	5,000	4,971	5,050
				7,023	7,219

Walker & Dunlop Inc. (11) (13)	Real Estate Financial Services
		LIBOR Plus 4.50%, Current Coupon 5.50%, Secured Debt (Maturity - December 20, 2020) (9)	4,239	4,198	4,295

Western Dental Services, Inc. (11)	Dental Care Services
		LIBOR Plus 5.00%, Current Coupon 6.00%, Secured Debt (Maturity - November 1, 2018) (9)	5,486	5,481	5,473

Wilton Brands LLC (11)	Specialty Housewares Retailer
		LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity - August 30, 2018) (9)	1,850	1,821	1,774

Wireco Worldgroup Inc. (11)	Manufacturer of Synthetic Lifting Products
		LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity - February 15, 2017) (9)	2,463	2,446	2,481

YP Holdings LLC (11)	Online and Offline Advertising Operator
		LIBOR Plus 6.75%, Current Coupon 8.00%, Secured Debt (Maturity - June 4, 2018) (9)	3,607	3,554	3,646

Zilliant Incorporated	Price Optimization and Margin Management Solutions
		12% Secured Debt (Maturity - June 15, 2017)	8,000	7,107	7,107
		Warrants (Fully diluted 2.7%)		1,071	1,071
				8,178	8,178

Subtotal Non-Control/Non-Affiliate Investments (51.4% of total investments at fair value)				661,936	679,080

Total Portfolio Investments, March 31, 2014				1,178,775	1,308,879

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2014

(in thousands)

(Unaudited)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Marketable Securities and Idle Funds Investments

	Investments in Marketable Securities and Diversified, Registered Bond Funds

Other Marketable Securities and Idle Funds Investments (13)				11,792	11,258

Subtotal Marketable Securities and Idle Funds Investments (0.9% of total investments at fair value)				11,792	11,258

Total Investments, March 31, 2014				$1,190,567	$1,320,137

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

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(in thousands)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Control Investments (5)

ASC Interests, LLC	Recreational and Educational Shooting Facility
		11% Secured Debt (Maturity - July 31, 2018)	3,500	3,434	3,434
		Member Units (Fully diluted 48.4%)		1,500	1,500
				4,934	4,934

Bond-Coat, Inc.	Casing and Tubing Coating Services
		12% Secured Debt (Maturity - December 28, 2017)	14,750	14,581	14,750
		Common Stock (Fully diluted 42.9%)		6,220	8,850
				20,801	23,600

Café Brazil, LLC	Casual Restaurant Group
		Member Units (Fully diluted 69.0%) (8)		1,742	6,770

California Healthcare Medical Billing, Inc.	Outsourced Billing and Revenue Cycle Management
		12% Secured Debt (Maturity - October 17, 2015)	8,103	7,973	8,103
		Warrants (Fully diluted 21.3%)		1,193	3,380
		Common Stock (Fully diluted 9.8%)		1,177	1,560
				10,343	13,043

CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units (Fully diluted 41.6%) (8)		1,300	16,700

Ceres Management, LLC (Lambs)	Aftermarket Automotive Services Chain
		14% Secured Debt (Maturity - May 31, 2018)	4,000	4,000	4,000
		Class B Member Units (12% cumulative) (8)		3,586	3,586
		Member Units (Fully diluted 65.0%)		5,273	1,190
		9.5% Secured Debt (Lamb’s Real Estate Investment I, LLC) (Maturity - October 1, 2025)	1,017	1,017	1,017
		Member Units (Lamb’s Real Estate Investment I, LLC) (Fully diluted 100.0%) (8)		625	1,060
				14,501	10,853

Garreco, LLC	Manufacturer and Supplier of Dental Products
		14% Secured Debt (Maturity - January 12, 2018)	5,800	5,693	5,693
		Member Units (Fully diluted 32.0%)		1,200	1,200
				6,893	6,893

Gulf Manufacturing, LLC	Manufacturer of Specialty Fabricated Industrial Piping Products
		9% PIK Secured Debt (Ashland Capital IX, LLC) (Maturity - June 30, 2017)	919	919	919
		Member Units (Fully diluted 34.2%) (8)		2,980	13,220
				3,899	14,139

Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
		12% Secured Debt (Maturity - June 4, 2015)	4,896	4,659	4,896
		Preferred Stock (8% cumulative) (8)		1,167	1,167
		Common Stock (Fully diluted 34.4%)		718	1,340
				6,544	7,403

Hawthorne Customs and Dispatch	Facilitator of Import Logistics, Brokerage, and Warehousing
		Member Units (Fully diluted 47.6%) (8)		589	440
		Member Units (Wallisville Real Estate, LLC) (Fully diluted 59.1%) (8)		1,215	2,050
				1,804	2,490

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Hydratec, Inc.	Designer and Installer of Micro-Irrigation Systems
		Common Stock (Fully diluted 95.9%) (8)		7,095	13,720

IDX Broker, LLC	Provider of Marketing and CRM Tools for Real Estate
		12.5% Secured Debt (Maturity - November 18, 2018)	10,571	10,467	10,467
		Member Units (Fully diluted 63.9%)		5,029	5,029
				15,496	15,496

Impact Telecom, Inc.	Telecommunications Services
		LIBOR Plus 4.50%, Current Coupon 6.50%, Secured Debt (Maturity - May 31, 2018) (9)	1,575	1,568	1,568
		13% Secured Debt (Maturity - May 31, 2018)	22,500	14,690	14,690
		Warrants (Fully diluted 40.0%)		8,000	8,760
				24,258	25,018

Indianapolis Aviation Partners, LLC	Fixed Base Operator
		15% Secured Debt (Maturity - September 15, 2014)	3,550	3,483	3,550
		Warrants (Fully diluted 30.1%)		1,129	2,200
				4,612	5,750

Jensen Jewelers of Idaho, LLC	Retail Jewelry Store
		Prime Plus 6.75%, Current Coupon 10.00%, Secured Debt (Maturity - November 14, 2016) (9)	4,255	4,193	4,255
		Member Units (Fully diluted 60.8%) (8)		811	3,310
				5,004	7,565

Lighting Unlimited, LLC	Commercial and Residential Lighting Products and Design Services
		8% Secured Debt (Maturity - August 22, 2014)	1,676	1,676	1,676
		Preferred Stock (non-voting)		459	470
		Warrants (Fully diluted 7.1%)		54	30
		Common Stock (Fully diluted 70.0%)		100	250
				2,289	2,426

Marine Shelters Holdings, LLC	Fabricator of Marine and Industrial Shelters
		12% Secured Debt (Maturity - December 28, 2017)	10,250	10,076	10,076
		Preferred Stock (Fully diluted 26.7%)		3,750	3,750
				13,826	13,826

Mid-Columbia Lumber Products, LLC	Manufacturer of Finger- Jointed Lumber Products
		10% Secured Debt (Maturity - December 18, 2017)	1,750	1,750	1,750
		12% Secured Debt (Maturity - December 18, 2017)	3,900	3,900	3,900
		9.5% Secured Debt (Mid - Columbia Real Estate, LLC) (Maturity - May 13, 2025)	972	972	972
		Member Units (Fully diluted 54.0%) (8)		1,132	8,280
		Member Units (Mid - Columbia Real Estate, LLC) (Fully diluted 50.0%) (8)		250	440
				8,004	15,342

MSC Adviser I, LLC	Investment Partnership
		Member Units (Fully diluted 100.0%)		—	1,064

NAPCO Precast, LLC	Precast Concrete Manufacturing
		Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity - September 1, 2015) (9)	2,750	2,703	2,750
		Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity - February 1, 2016) (9)	2,923	2,893	2,923
		18% Secured Debt (Maturity - February 1, 2016)	4,468	4,418	4,468
		Member Units (Fully diluted 44.0%) (8)		2,975	5,920
				12,989	16,061

NRI Clinical Research, LLC	Clinical Research Center
		14% Secured Debt (Maturity - September 8, 2016)	4,394	4,226	4,226
		Warrants (Fully diluted 12.5%)		252	440
		Member Units (Fully diluted 24.8%)		500	870
				4,978	5,536

NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		12% Secured Debt (Maturity - December 22, 2016)	12,100	11,382	12,100
		Warrants (Fully diluted 12.2%)		817	1,420
		Member Units (Fully diluted 43.2%) (8)		2,900	5,050
				15,099	18,570

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
		Common Stock (Fully diluted 48.0%) (8)		1,080	13,420

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Pegasus Research Group, LLC (Televerde)	Telemarketing and Data Services
		15% Secured Debt (Maturity - January 6, 2016)	4,791	4,760	4,791
		Member Units (Fully diluted 43.7%) (8)		1,250	4,860
				6,010	9,651

PPL RVs, Inc.	Recreational Vehicle Dealer
		11.1% Secured Debt (Maturity - June 10, 2015)	7,860	7,827	7,860
		Common Stock (Fully diluted 51.1%)		2,150	7,990
				9,977	15,850

Principle Environmental, LLC	Noise Abatement Services
		12% Secured Debt (Maturity - February 1, 2016)	3,506	3,070	3,506
		12% Current / 2% PIK Secured Debt (Maturity - February 1, 2016)	4,674	4,617	4,656
		Warrants (Fully diluted 14.6%)		1,200	2,620
		Member Units (Fully diluted 22.6%) (8)		1,863	4,180
				10,750	14,962

River Aggregates, LLC	Processor of Construction Aggregates
		12% Secured Debt (Maturity - June 30, 2018)	500	500	500
		Zero Coupon Secured Debt (Maturity - June 30, 2018)	750	421	421
		Member Units (Fully diluted 38.3%)		1,150	—
		Member Units (RA Properties, LLC) (Fully diluted 50.0%)		369	369
				2,440	1,290

Southern RV, LLC	Recreational Vehicle Dealer
		13% Secured Debt (Maturity - August 8, 2018)	11,400	11,239	11,239
		Member Units (Fully diluted 50.2%)		1,680	1,680
		13% Secured Debt (Southern RV Real Estate, LLC) (Maturity - August 8, 2018)	3,250	3,204	3,204
		Member Units (Southern RV Real Estate, LLC) (Fully diluted 55.69%)		480	480
				16,603	16,603

The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
		4.5% Current / 4.5% PIK Secured Debt (Maturity - July 1, 2014)	1,079	1,079	880
		6% Current / 6% PIK Secured Debt (Maturity - July 1, 2014)	5,639	5,639	4,600
		Warrants (Fully diluted 52.3%)		1,096	—
				7,814	5,480

Travis Acquisition LLC	Manufacturer of Aluminum Trailers
		12% Secured Debt (Maturity - August 30, 2018)	9,200	9,025	9,025
		Member Units (Fully diluted 65.5%)		7,100	7,100
				16,125	16,125

Uvalco Supply, LLC	Farm and Ranch Supply Store
		9% Secured Debt (Maturity - January 1, 2019)	2,175	2,175	2,175
		Member Units (Fully diluted 42.8%) (8)		1,113	3,730
				3,288	5,905

Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage
		13% Secured Debt (Maturity - December 23, 2016)	3,204	3,158	3,158
		Series A Preferred Stock (Fully diluted 50.9%)		3,000	1,510
		Common Stock (Fully diluted 19.1%)		3,706	—
				9,864	4,668

Ziegler’s NYPD, LLC	Casual Restaurant Group
		Prime Plus 2%, Current Coupon 9%, Secured Debt (Maturity - October 1, 2018) (9)	1,000	1,000	1,000
		9% Current / 9% PIK Secured Debt (Maturity - October 1, 2018)	5,449	5,449	4,820
		Warrants (Fully diluted 46.6%)		600	—
				7,049	5,820

Subtotal Control Investments (27.5% of total investments at fair value)				277,411	356,973

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(in thousands)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Affiliate Investments (6)

American Sensor Technologies, Inc.	Manufacturer of Commercial / Industrial Sensors
		Warrants (Fully diluted 19.6%)		50	10,100

Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions
		13% Secured Debt (Maturity - April 17, 2017)	5,000	4,799	4,799
		Warrants (Fully diluted 7.5%)		200	530
				4,999	5,329

Buffalo Composite Materials Holdings, LLC	Manufacturer of Fiberglass Products
		Member Units (Fully diluted 23.1%)		2,035	2,035

Condit Exhibits, LLC	Tradeshow Exhibits / Custom Displays
		12% Secured Debt (Maturity - July 31, 2018)	3,750	3,750	3,750
		Warrants (Fully diluted 15.0%) (8)		100	540
				3,850	4,290

Congruent Credit Opportunities Funds (12) (13)	Investment Partnership
		LP Interests (Congruent Credit Opportunities Fund II, LP) (Fully diluted 19.8%) (8)		22,060	22,692
		LP Interests (Congruent Credit Opportunities Fund III, LP) (Fully diluted 17.4%)		4,128	4,128
				26,188	26,820

Daseke, Inc.	Specialty Transportation Provider
		12% Current / 2.5% PIK Secured Debt (Maturity - July 31, 2018)	20,206	19,828	19,828
		Common Stock (Fully diluted 12.6%)		4,642	11,689
				24,470	31,517

Dos Rios Partners (12) (13)	Investment Partnership
		LP Interests (Dos Rios Partners, LP) (Fully diluted 27.69%)		1,269	1,269
		LP Interests (Dos Rios Partners - A, LP) (Fully diluted 9.14%)		403	403
				1,672	1,672

East Teak Fine Hardwoods, Inc.	Hardwood Products
		Common Stock (Fully diluted 5.0%)		480	450

Freeport Financial SBIC Fund LP (12) (13)	Investment Partnership
		LP Interests (Fully diluted 9.9%)		1,618	1,618

Gault Financial, LLC (RMB Capital, LLC)	Purchases and Manages Liquidation of Distressed Assets
		14% Secured Debt (Maturity - November 21, 2016)	12,165	11,747	10,550
		Warrants (Fully diluted 22.5%)		400	—
				12,147	10,550

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Glowpoint, Inc.	Cloud Managed Video Collaboration Services
		8% Secured Debt (Maturity - October 18, 2018)	300	294	294
		12% Secured Debt (Maturity - October 18, 2018)	9,000	8,892	8,892
		Common Stock (Fully diluted 21.8%) (GP Investment Holdings, LLC)		3,800	10,235
				12,986	19,421

Houston Plating and Coatings, LLC	Plating and Industrial Coating Services
		Member Units (Fully diluted 11.1%) (8)		635	9,160

Indianhead Pipeline Services, LLC	Pipeline Support Services
		12% Secured Debt (Maturity - February 6, 2017)	7,800	7,394	7,800
		Preferred Equity (8% cumulative) (8)		1,832	1,832
		Warrants (Fully diluted 10.6%)		459	470
		Member Units (Fully diluted 12.1%) (8)		1	530
				9,686	10,632

Integrated Printing Solutions, LLC	Specialty Card Printing
		8% PIK Secured Debt (Maturity - January 31, 2014) (14)	750	750	750
		13% PIK Secured Debt (Maturity - September 23, 2016) (14)	12,500	11,918	8,365
		Preferred Equity (Fully diluted 11.0%)		2,000	—
		Warrants (Fully diluted 8.0%)		600	—
				15,268	9,115

irth Solutions, LLC	Damage Prevention Technology Information Services
		Member Units (Fully diluted 12.8%) (8)		624	3,300

KBK Industries, LLC	Specialty Manufacturer of Oilfield and Industrial Products
		12.5% Secured Debt (Maturity - September 28, 2017)	9,000	8,927	9,000
		Member Units (Fully diluted 17.5%) (8)		341	5,740
				9,268	14,740

OnAsset Intelligence, Inc.	Transportation Monitoring / Tracking Services
		12% PIK Secured Debt (Maturity - June 30, 2014)	2,330	1,788	1,788
		Preferred Stock (7% cumulative) (Fully diluted 3.6%) (8)		1,815	2,602
		Warrants (Fully diluted 14.2%)		1,787	370
				5,390	4,760

OPI International Ltd. (13)	Oil and Gas Construction Services
		Common Equity (Fully diluted 11.5%)		1,371	4,971

PCI Holding Company, Inc.	Manufacturer of Industrial Gas Generating Systems
		12% Current / 4% PIK Secured Debt (Maturity - December 18, 2017)	4,449	4,376	4,449
		Preferred Stock (20% cumulative) (Fully diluted 19.4%) (8)		1,847	3,311
				6,223	7,760

Quality Lease and Rental Holdings, LLC	Rigsite Accommodation Unit Rental and Related Services
		12% Secured Debt (Maturity - January 8, 2018) (14)	37,350	36,843	20,000
		Preferred Member Units (Rocaciea, LLC) (Fully diluted 20.0%)		2,500	—
				39,343	20,000

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Radial Drilling Services Inc.	Oil and Gas Technology
		12% Secured Debt (Maturity - November 22, 2016)	4,200	3,626	3,626
		Warrants (Fully diluted 24.0%)		758	—
				4,384	3,626

Samba Holdings, Inc.	Intelligent Driver Record Monitoring Software and Services
		12.5% Secured Debt (Maturity - November 17, 2016)	11,453	11,325	11,453
		Common Stock (Fully diluted 19.4%)		1,707	4,510
				13,032	15,963

Spectrio LLC	Audio Messaging Services
		LIBOR Plus 7.50%, Current Coupon 8.50%, Secured Debt (Maturity - November 19, 2018)	17,878	17,504	17,878
		Warrants (Fully diluted 9.8%)		887	3,850
				18,391	21,728

SYNEO, LLC	Manufacturer of Specialty Cutting Tools and Punches
		12% Secured Debt (Maturity - July 13, 2016)	4,300	4,238	4,238
		10% Secured Debt (Leadrock Properties, LLC) (Maturity - May 4, 2026)	1,440	1,414	1,414
		Member Units (Fully diluted 10.8%)		1,036	740
				6,688	6,392

Texas Reexcavation LC	Hydro Excavation Services
		12% Current / 3% PIK Secured Debt (Maturity - December 31, 2017)	6,185	6,082	6,082
		Class A Member Units (Fully diluted 16.3%)		2,900	3,270
				8,982	9,352

Tin Roof Acquisition Company	Casual Restaurant Group
		12% Secured Debt (Maturity - November 30, 2018)	11,000	10,785	10,785
		Class C Preferred Member Units (10% cumulative) (Fully diluted 10.0%) (8)		2,027	2,027
				12,812	12,812

Subtotal Affiliate Investments (20.6% of total investments at fair value)				242,592	268,113

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(in thousands)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Non-Control/Non-Affiliate Investments (7)

ABG Intermediate Holdings 2, LLC (11)	Trademark Licensing of Clothing
		LIBOR Plus 5.00%, Current Coupon 6.00%, Secured Debt (Maturity - June 28, 2019) (9)	7,500	7,463	7,463

Allflex Holdings III Inc. (11)	Manufacturer of Livestock Identification Products
		LIBOR Plus 7.00%, Current Coupon 8.00%, Secured Debt (Maturity - July 19, 2021) (9)	5,000	4,952	5,076

Alvogen Pharma US, Inc. (11)	Pharmaceutical Company Focused on Generics
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - May 23, 2018) (9)	1,966	1,938	1,996

AM General LLC (11)	Specialty Vehicle Manufacturer
		LIBOR Plus 9.00%, Current Coupon 10.25%, Secured Debt (Maturity - March 22, 2018) (9)	2,850	2,775	2,501

AM3 Pinnacle Corporation	Provider of Comprehensive Internet, TV and Voice Services for Multi-Dwelling Unit Properties
		10% Secured Debt (Maturity - October 22, 2018)	22,500	22,320	22,320
		Common Stock (Fully diluted 3.2%)		2,000	2,000
				24,320	24,320

American Beacon Advisors Inc. (11)	Provider of Sub-Advised Investment Products
		LIBOR Plus 3.75%, Current Coupon 4.75%, Secured Debt (Maturity - November 22, 2019) (9)	6,500	6,436	6,534

AmeriTech College, LLC	For-Profit Nursing and Healthcare College
		18% Secured Debt (Maturity - March 9, 2017)	6,050	5,960	6,050

AMF Bowling Centers, Inc. (11)	Bowling Alley Operator
		LIBOR Plus 7.50%, Current Coupon 8.75%, Secured Debt (Maturity - June 29, 2018) (9)	4,938	4,799	4,975

Anchor Hocking, LLC (11)	Household Products Manufacturer
		LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity - May 21, 2020) (9)	6,965	6,900	7,078

Ancile Solutions, Inc. (11)	Provider of eLearning Solutions
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - July 15, 2018) (9)	9,628	9,571	9,652

Answers Corporation (11)	Consumer Internet Search Services Provider
		LIBOR Plus 5.50%, Current Coupon 6.50%, Secured Debt (Maturity - December 20, 2018) (9)	8,500	8,415	8,436

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
AP Gaming I, LLC	Developer, Manufacturer, and Operator of Gaming Machines
		LIBOR Plus 8.25%, Current Coupon 9.25%, Secured Debt (Maturity - December 20, 2020) (9)	7,000	6,790	6,913

Apria Healthcare Group, Inc. (11)	Provider of Home Healthcare Equipment
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - April 6, 2020) (9)	5,473	5,441	5,500

Artel, LLC (11)	Land-Based and Commercial Satellite Provider
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - November 27, 2017) (9)	5,953	5,878	5,864

Atkins Nutritionals Holdings II, Inc. (11)	Weight Management Food Products
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - January 2, 2019) (9)	1,985	1,985	2,010

B. J. Alan Company	Retailer and Distributor of Consumer Fireworks
		12.5% Current / 2.5% PIK Secured Debt (Maturity - June 22, 2017)	11,235	11,158	11,158

BBTS Borrower LP (11)	Oil & Gas Exploration and Midstream Services
		LIBOR Plus 6.50%, Current Coupon 7.75%, Secured Debt (Maturity - June 4, 2019) (9)	6,948	6,883	7,013

Blackhawk Specialty Tools LLC (11)	Oilfield Equipment & Services
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - August 1, 2019) (9)	5,413	5,375	5,399

Bluestem Brands, Inc. (11)	Multi-Channel Retailer of General Merchandise
		LIBOR Plus 6.50%, Current Coupon 7.50%, Secured Debt (Maturity - December 6, 2018) (9)	4,000	3,921	3,960

Brand Connections, LLC	Venue-Based Marketing and Media
		12% Secured Debt (Maturity - April 30, 2015)	7,063	6,983	7,063

Brasa Holdings, Inc. (11)	Upscale Full Service Restaurants
		LIBOR Plus 4.75%, Current Coupon 5.75%, Secured Debt (Maturity - July 19, 2019) (9)	3,456	3,379	3,498
		LIBOR Plus 9.50%, Current Coupon 11.00%, Secured Debt (Maturity - January 20, 2020) (9)	3,857	3,820	3,896
				7,199	7,394

Calloway Laboratories, Inc. (10)	Health Care Testing Facilities
		12.00% PIK Secured Debt (Maturity - September 30, 2014)	6,336	6,276	4,738
		Warrants (Fully diluted 1.5%)		17	—
				6,293	4,738

CDC Software Corporation (11)	Enterprise Application Software
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - August 6, 2018) (9)	4,197	4,163	4,244

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Cedar Bay Generation Company LP (11)	Coal-Fired Cogeneration Plant
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - April 23, 2020) (9)	7,964	7,891	8,028

Charlotte Russe, Inc. (11)	Fast-Fashion Retailer to Young Women
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - May 22, 2019) (9)	4,988	4,942	4,919

CHI Overhead Doors, Inc. (11)	Manufacturer of Overhead Garage Doors
		LIBOR Plus 9.50%, Current Coupon 11.00%, Secured Debt (Maturity - September 18, 2019) (9)	2,500	2,462	2,513

Collective Brands Finance, Inc. (11)	Specialty Footwear Retailer
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - October 9, 2019) (9)	2,481	2,481	2,494

Compact Power Equipment, Inc.	Equipment / Tool Rental
		6% Current / 6% PIK Secured Debt (Maturity - October 1, 2017)	3,918	3,901	3,918
		Series A Stock (8% cumulative) (Fully diluted 4.2%) (8)		998	2,230
				4,899	6,148

CGSC of Delaware Holdings Corp. (11) (13)	Insurance Brokerage Firm
		LIBOR Plus 7.00%, Current Coupon 8.25%, Secured Debt (Maturity - October 16, 2020) (9)	2,000	1,972	1,940

Connolly Holdings, Inc. (11)	Audit Recovery Software
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - July 13, 2018) (9)	2,395	2,376	2,405
		LIBOR Plus 9.25%, Current Coupon 10.50%, Secured Debt (Maturity - January 15, 2019) (9)	2,000	1,967	2,045
				4,343	4,450

CST Industries (11)	Storage Tank Manufacturer
		LIBOR Plus 6.25%, Current Coupon 7.75%, Secured Debt (Maturity - May 22, 2017) (9)	11,563	11,436	11,389

Drilling Info, Inc.	Information Services for the Oil and Gas Industry
		Common Stock (Fully diluted 2.1%)		1,335	9,470

Emerald Performance Materials, Inc. (11)	Specialty Chemicals Manufacturer
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - May 18, 2018) (9)	4,434	4,401	4,467

EnCap Energy Fund Investments (12) (13)	Investment Partnership
		LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%) (8)		2,868	2,985
		LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.) (Fully diluted 0.3%)		1,192	1,301
		LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)		646	646
		LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)		2,723	2,723
				7,429	7,655

e-Rewards, Inc. (11)	Provider of Digital Data Collection
		LIBOR Plus 5.00%, Current Coupon 6.00%, Secured Debt (Maturity - October 29, 2018) (9)	11,000	10,786	10,931

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Excelitas Technologies Corp. (11)	Lighting and Sensor Components
		LIBOR Plus 5.00%, Current Coupon 6.00%, Secured Debt (Maturity - November 2, 2020) (9)	3,958	3,919	3,987

Fender Musical Instruments Corporation (11)	Manufacturer of Musical Instruments
		LIBOR Plus 4.50%, Current Coupon 5.75%, Secured Debt (Maturity - April 3, 2019) (9)	448	443	455

FC Operating, LLC (10)	Christian Specialty Retail Stores
		LIBOR Plus 10.75%, Current Coupon 12.00%, Secured Debt (Maturity - November 14, 2017) (9)	5,550	5,459	5,437

FishNet Security, Inc. (11)	Information Technology Value-Added Reseller
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - November 30, 2017) (9)	7,920	7,856	7,965

Fram Group Holdings, Inc. (11)	Manufacturer of Automotive Maintenance Products
		LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - July 31, 2017) (9)	964	961	958
		LIBOR Plus 9.00%, Current Coupon 10.50%, Secured Debt (Maturity - January 29, 2018) (9)	1,000	996	953
				1,957	1,911

Gastar Exploration USA, Inc. (11)	Oil & Gas Exploration & Production
		8.63% Secured Bond (Maturity - May 15, 2018)	1,000	1,000	983

Getty Images, Inc. (11)	Digital Photography and Video Content Marketplace
		LIBOR Plus 3.50%, Current Coupon 4.75%, Secured Debt (Maturity - October 18, 2019) (9)	4,987	4,501	4,665

Golden Nugget, Inc. (11)	Owner & Operator of Hotels & Casinos
		LIBOR Plus 4.50%, Current Coupon 5.50%, Secured Debt (Maturity - November 21, 2019) (9)	1,400	1,380	1,424

Grupo Hima San Pablo, Inc. (11)	Tertiary Care Hospitals
		LIBOR Plus 7.00%, Current Coupon 8.50%, Secured Debt (Maturity - January 31, 2018) (9)	4,963	4,877	4,714
		13.75% Secured Debt (Maturity - July 31, 2018)	2,000	1,911	1,900
				6,788	6,614

Healogics, Inc. (11)	Wound Care Management
		Common Equity (Fully diluted 0.02%) (8)		50	50

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
iEnergizer Limited (11)	Provider of Business Outsourcing Solutions
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - May 1, 2019) (9)	8,150	8,020	8,028

Inn of the Mountain Gods Resort and Casino (11)	Hotel & Casino
		9.25% Secured Debt (Maturity - November 30, 2020)	4,096	3,901	3,953

Ipreo Holdings LLC (11)	Application Software for Capital Markets
		LIBOR Plus 4.00%, Current Coupon 5.00%, Secured Debt (Maturity - August 5, 2017) (9)	5,637	5,630	5,721

Ivy Hill Middle Market Credit Fund III, Ltd. (12) (13)	Investment Partnership
		LIBOR Plus 6.50%, Current Coupon 6.78%, Secured Debt (Maturity - January 15, 2022)	2,000	1,704	2,000

Jackson Hewitt Tax Services, Inc. (11)	Tax Preparation Services
		LIBOR Plus 8.50%, Current Coupon 10.00%, Secured Debt (Maturity - October 16, 2017) (9)	4,844	4,688	4,820

Joerns Healthcare, LLC (11)	Health Care Equipment & Supplies
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - March 28, 2018) (9)	6,451	6,395	6,322

Keypoint Government Solutions, Inc. (11)	Pre-Employment Screening Services
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - November 13, 2017) (9)	4,483	4,411	4,439

Larchmont Resources, LLC (11)	Oil & Gas Exploration & Production
		LIBOR Plus 7.25%, Current Coupon 8.50%, Secured Debt (Maturity - August 7, 2019) (9)	6,965	6,899	7,096

Learning Care Group (US) No. 2 Inc. (11)	Provider of Early Childhood Education
		LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity - May 8, 2019) (9)	5,486	5,436	5,521

LJ Host Merger Sub, Inc. (11)	Managed Services and Hosting Provider
		LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity - December 23, 2019) (9)	10,000	9,901	9,950
		LIBOR Plus 8.75%, Current Coupon 10.00%, Secured Debt (Maturity - December 23, 2020) (9)	5,000	4,901	4,975
				14,802	14,925

LKCM Distribution Holdings, L.P.	Distributor of Industrial Process Equipment
		12% Current / 2.5% PIK Secured Debt (Maturity - December 23, 2018)	16,506	16,342	16,342

LKCM Headwater Investments I, L.P. (12) (13)	Investment Partnership
		LP Interests (Fully diluted 2.27%) (8)		1,500	3,033

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
MAH Merger Corporation (11)	Sports-Themed Casual Dining Chain
		LIBOR Plus 4.50%, Current Coupon 5.75%, Secured Debt (Maturity - July 19, 2019) (9)	7,350	7,277	7,313

Media Holdings, LLC (11)	Internet Traffic Generator
		14% Secured Debt (Maturity - October 18, 2018)	5,894	5,781	5,952

MediMedia USA, Inc. (11)	Provider of Healthcare Media and Marketing
		LIBOR Plus 6.75%, Current Coupon 8.00%, Secured Debt (Maturity - November 20, 2018) (9)	5,473	5,339	5,351

Medpace Intermediateco, Inc. (11)	Clinical Trial Development and Execution
		LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity - June 19, 2017) (9)	2,924	2,896	2,924

MedSolutions Holdings, Inc. (11)	Specialty Benefit Management
		LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - July 8, 2019) (9)	3,900	3,864	3,912

Metal Services LLC (11)	Steel Mill Services
		LIBOR Plus 5.00%, Current Coupon 6.00%, Secured Debt (Maturity - June 30, 2017) (9)	5,313	5,313	5,365

Milk Specialties Company (11)	Processor of Nutrition Products
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - November 9, 2018) (9)	4,905	4,863	4,911

Miramax Film NY, LLC (11)	Motion Picture Producer and Distributor
		Class B Units (Fully diluted 0.2%)		500	871

Modern VideoFilm, Inc. (10)	Post-Production Film Studio
		LIBOR Plus 3.50%, Current Coupon 5.00% / 8.50% PIK, Current Coupon Plus PIK 13.50%, Secured Debt (Maturity - December 19, 2017) (9)	5,397	5,198	4,749
		Warrants (Fully diluted 2.5%)		151	1
				5,349	4,750

MP Assets Corporation (11)	Manufacturer of Battery Components
		LIBOR Plus 4.50%, Current Coupon 5.50%, Secured Debt (Maturity - December 19, 2019) (9)	4,600	4,554	4,589

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
National Vision, Inc. (11)	Discount Optical Retailer
		LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - August 2, 2018) (9)	3,163	3,125	3,173

NCP Investment Holdings, Inc.	Management of Outpatient Cardiac Cath Labs
		Class A and C Units (Fully diluted 3.3%)		20	3,170

NGPL PipeCo, LLC (11)	Natural Gas Pipelines and Storage Facilities
		LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - September 15, 2017) (9)	9,805	9,660	9,163

Nice-Pak Products, Inc. (11)	Pre-Moistened Wipes Manufacturer
		LIBOR Plus 6.50%, Current Coupon 8.00%, Secured Debt (Maturity - June 18, 2014) (9)	5,701	5,650	5,530

North American Breweries Holdings, LLC (11)	Operator of Specialty Breweries
		LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity - December 11, 2018) (9)	3,960	3,892	3,881

NRC US Holding Company LLC (11)	Environmental Services Provider
		LIBOR Plus 4.50%, Current Coupon 5.50%, Secured Debt (Maturity - July 30, 2019) (9)	3,413	3,396	3,421

Nuverra Environmental Solutions, Inc. (11)	Water Treatment and Disposal Services
		9.88% Unsecured Bond (Maturity - April 15, 2018)	3,500	3,500	3,413

Ospemifene Royalty Sub LLC (QuatRx) (10)	Estrogen-Deficiency Drug Manufacturer and Distributor
		11.50% Secured Debt (Maturity - November 15, 2026)	5,000	5,000	5,000

Panolam Industries International, Inc. (11)	Decorative Laminate Manufacturer
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - August 23, 2017) (9)	7,499	7,435	7,255

Permian Holdings, Inc. (11)	Storage Tank Manufacturer
		10.50% Secured Bond (Maturity - January 15, 2018)	3,150	3,116	3,103

Philadelphia Energy Solutions Refining and Marketing LLC (11)	Oil & Gas Refiner
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - April 4, 2018) (9)	2,978	2,939	2,625

Pitney Bowes Management Services Inc. (11)	Provider of Document Management Services
		LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity - October 1, 2019) (9)	5,985	5,927	6,030

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Polyconcept Financial B.V. (11)	Promotional Products to Corporations and Consumers
		LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity - June 28, 2019) (9)	3,413	3,381	3,425

Primesight Limited (10)	Outdoor Advertising Operator
		11.25% Secured Debt (Maturity - October 17, 2015)	7,378	7,378	8,163

PT Network, LLC (10)	Provider of Outpatient Physical Therapy and Sports Medicine Services
		LIBOR Plus 7.00%, Current Coupon 8.50%, Secured Debt (Maturity - November 1, 2018) (9)	8,597	8,499	8,499

Radio One, Inc. (11)	Radio Broadcasting
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - March 31, 2016) (9)	2,902	2,873	2,977

Ravago Holdings America Inc (11)	Polymers Distributor
		LIBOR Plus 4.50%, Current Coupon 5.50%, Secured Debt (Maturity - December 20, 2020) (9)	6,250	6,188	6,266

Relativity Media, LLC (10)	Full-scale Film and Television Production and Distribution
		10.00% Secured Debt (Maturity - May 24, 2015)	5,787	5,739	6,026
		15.00% PIK Secured Debt (Maturity - May 24, 2015)	6,370	6,189	6,449
		Class A Units (Fully diluted 0.2%)		292	1,521
				12,220	13,996

Sabre Industries, Inc. (11)	Manufacturer of Telecom Structures and Equipment
		LIBOR Plus 4.75%, Current Coupon 5.75%, Secured Debt (Maturity - August 24, 2018) (9)	2,975	2,948	2,975

SAExploration, Inc.	Geophysical Services Provider
		11.00% Current / 2.50% PIK Secured Debt (Maturity - November 28, 2016)	8,075	8,173	8,075
		Common Stock (Fully diluted 0.01%) (8)		65	55
				8,238	8,130

SCE Partners, LLC (10)	Hotel & Casino Operator
		LIBOR Plus 7.25%, Current Coupon 8.25%, Secured Debt (Maturity - August 8, 2019) (9)	7,500	7,429	6,975

Sotera Defense Solutions, Inc. (11)	Defense Industry Intelligence Services
		LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - April 21, 2017) (9)	11,651	11,086	10,486

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Sourcehov LLC (11)	Business Process Services
		LIBOR Plus 7.50%, Current Coupon 8.75%, Secured Debt (Maturity - April 30, 2019) (9)	1,500	1,486	1,523

Sutherland Global Services (11)	Business Process Outsourcing Provider
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - March 6, 2019) (9)	6,738	6,619	6,754

Synagro Infrastructure Company, Inc (11)	Waste Management Services
		LIBOR Plus 5.25%, Current Coupon 6.25%, Secured Debt (Maturity - August 22, 2020) (9)	6,983	6,849	6,924

Targus Group International (11)	Protective Cases for Mobile Devices
		LIBOR Plus 9.50%, Current Coupon 11.00% / 1.00% PIK, Current Coupon Plus PIK 12.00%, Secured Debt (Maturity - May 24, 2016) (9)	4,426	4,445	3,696

Technimark LLC (11)	Injection Molding
		LIBOR Plus 4.25%, Current Coupon 5.50%, Secured Debt (Maturity - April 17, 2019) (9)	3,734	3,701	3,753

TeleGuam Holdings, LLC (11)	Cable and Telecom Services Provider
		LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity - December 10, 2018) (9)	6,965	6,933	6,948
		LIBOR Plus 7.50%, Current Coupon 8.75%, Secured Debt (Maturity - June 10, 2019) (9)	2,500	2,477	2,513
				9,410	9,461

Templar Energy LLC (11)	Oil & Gas Exploration & Production
		LIBOR Plus 7.00%, Current Coupon 8.00%, Secured Debt (Maturity - November 25, 2020) (9)	3,000	2,941	3,017

Tervita Corporation (11)	Oil and Gas Environmental Services
		LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - May 15, 2018) (9)	5,474	5,427	5,507

The Tennis Channel, Inc.	Television-Based Sports Broadcasting
		Warrants (Fully diluted 0.1%)		235	301

The Topps Company, Inc. (11)	Trading Cards & Confectionary
		LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - October 2, 2018) (9)	2,000	1,981	2,005

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
ThermaSys Corporation (11)	Manufacturer of Industrial Heat Exchanges
		LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity - May 3, 2019) (9)	6,395	6,336	6,326

Therakos, Inc. (11)	Immune System Disease Treatment
		LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity - December 27, 2017) (9)	6,446	6,314	6,470

Totes Isotoner Corporation (11)	Weather Accessory Retail
		LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity - July 7, 2017) (9)	4,275	4,228	4,299

Travel Leaders Group, LLC (11)	Travel Agency Network Provider
		LIBOR Plus 6.00%, Current Coupon 7.00%, Secured Debt (Maturity - December 5, 2018) (9)	7,500	7,352	7,406

UniTek Global Services, Inc. (11)	Provider of Outsourced Infrastructure Services
		LIBOR Plus 9.50%, Current Coupon 11.00% / 4.00% PIK, Current Coupon Plus PIK 15.00%, Secured Debt (Maturity - April 15, 2018) (9)	10,034	9,328	10,016
		Warrants (Fully diluted 1.4%)		466	450
				9,794	10,466

Univeral Fiber Systems, LLC	Manufacturer of Synthetic Fibers
		LIBOR Plus 5.75%, Current Coupon 7.50%, Secured Debt (Maturity - June 26, 2015) (9)	10,192	10,141	10,243

US Xpress Enterprises, Inc. (11)	Truckload Carrier
		LIBOR Plus 7.88%, Current Coupon 9.38%, Secured Debt (Maturity - November 13, 2016) (9)	6,078	5,985	6,048

Vantage Oncology, LLC (11)	Outpatient Radiation Oncology Treatment Centers
		9.50% Secured Bond (Maturity - August 7, 2017)	7,000	7,000	7,175

Virtex Enterprises, LP (10)	Specialty, Full-Service Provider of Complex Electronic Manufacturing Services
		12.00% Secured Debt (Maturity - December 27, 2018)	1,667	1,612	1,612
		Preferred Class A Units (5% cumulative) (Fully diluted 1.4%) (8)		327	327
		Warrants (Fully diluted 1.1%)		22	22
				1,961	1,961

Visant Corporation (11)	School Affinity Stores
		LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity - December 22, 2016) (9)	3,882	3,882	3,837

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Vision Solutions, Inc. (11)	Provider of Information Availability Software
		LIBOR Plus 4.50%, Current Coupon 6.00%, Secured Debt (Maturity - July 23, 2016) (9)	2,348	2,235	2,347
		LIBOR Plus 8.00%, Current Coupon 9.50%, Secured Debt (Maturity - July 23, 2017) (9)	5,000	4,969	5,050
				7,204	7,397

Walker & Dunlop Inc. (11) (13)	Real Estate Financial Services
		LIBOR Plus 4.50%, Current Coupon 5.50%, Secured Debt (Maturity - December 20, 2020) (9)	4,250	4,208	4,229

Western Dental Services, Inc. (11)	Dental Care Services
		LIBOR Plus 7.00%, Current Coupon 8.25%, Secured Debt (Maturity - November 1, 2018) (9)	4,950	4,825	4,996

Willbros Group, Inc. (11) (13)	Engineering and Construction Contractor
		LIBOR Plus 9.75%, Current Coupon 11.00%, Secured Debt (Maturity - August 5, 2019) (9)	2,993	2,893	3,037

Wilton Brands, LLC (11)	Specialty Housewares Retailer
		LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity - August 30, 2018) (9)	1,875	1,844	1,792

Wireco Worldgroup, Inc. (11)	Manufacturer of Synthetic Lifting Products
		LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity - February 15, 2017) (9)	2,469	2,451	2,492

YP Holdings LLC (11)	Online and Offline Advertising Operator
		LIBOR Plus 6.75%, Current Coupon 8.00%, Secured Debt (Maturity - June 4, 2018) (9)	2,800	2,737	2,834

Zilliant Incorporated	Price Optimization and Margin Management Solutions
		12% Secured Debt (Maturity - June 15, 2017)	8,000	7,056	7,056
		Warrants (Fully diluted 2.7%)		1,071	1,071
				8,127	8,127

Subtotal Non-Control/Non-Affiliate Investments (50.9% of total investments at fair value)				643,068	661,102

Total Portfolio Investments, December 31, 2013				1,163,071	1,286,188

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(in thousands)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Marketable Securities and Idle Funds Investments

	Investments in Marketable Securities and Diversified, Registered Bond Funds

Other Marketable Securities and Idle Funds Investments (13)				14,885	13,301

Subtotal Marketable Securities and Idle Funds Investments (1.0% of total investments at fair value)				14,885	13,301

Total Investments, December 31, 2013				$1,177,956	$1,299,489

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A — ORGANIZATION AND BASIS OF PRESENTATION

1.                                      Organization

Main Street Capital Corporation (“MSCC”) was formed in March 2007 for the purpose of (i) acquiring 100% of the equity interests of Main Street Mezzanine Fund, LP (“MSMF”) and its general partner, Main Street Mezzanine Management, LLC, (ii) acquiring 100% of the equity interests of Main Street Capital Partners, LLC (the “Internal Investment Manager”), (iii) raising capital in an initial public offering, which was completed in October 2007 (the “IPO”), and (iv) thereafter operating as an internally managed business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). MSMF is licensed as a Small Business Investment Company (“SBIC”) by the United States Small Business Administration (“SBA”) and the Internal Investment Manager acts as MSMF’s manager and investment adviser. Because the Internal Investment Manager, which employs all of the executive officers and other employees of MSCC, is wholly owned by MSCC, MSCC does not pay any external investment advisory fees but instead incurs the operating costs associated with employing investment and portfolio management professionals through the Internal Investment Manager. The IPO and related transactions discussed above were consummated in October 2007 and are collectively termed the “Formation Transactions.”

During January 2010, MSCC acquired (the “Exchange Offer”) approximately 88% of the total dollar value of the limited partner interests in Main Street Capital II, LP (“MSC II” and, together with MSMF, the “Funds”) and 100% of the membership interests in the general partner of MSC II, Main Street Capital II GP, LLC (“MSC II GP”). MSC II is an investment fund that operates as an SBIC and commenced operations in January 2006. During the first quarter of 2012, MSCC acquired all of the remaining minority ownership in the total dollar value of the MSC II limited partnership interests (the “Final MSC II Exchange”). The Exchange Offer and related transactions, including the acquisition of MSC II GP interests and the Final MSC II Exchange, are collectively termed the “Exchange Offer Transactions.”

MSC Adviser I, LLC (the “External Investment Manager” and, together with the Internal Investment Manager, the “Investment Managers”) was formed in November 2013 as a wholly owned subsidiary of MSCC to provide investment management advisory and other services to parties other than MSCC and its subsidiaries (“External Parties”) and receive fee income for such services. MSCC has been granted no-action relief by the Securities and Exchange Commission (“SEC”) to allow the External Investment Manager to register as a registered investment adviser (“RIA”) under Investment Advisers Act of 1940, as amended (the “Advisers Act”), to provide investment management services to External Parties. The External Investment Manager is accounted for as a portfolio investment of MSCC, since the External Investment Manager conducts all of its investment management activities for parties outside of MSCC and its consolidated subsidiaries.

MSCC has elected to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, MSCC generally will not pay corporate-level federal income taxes on any net ordinary income or capital gains that it distributes to its stockholders as dividends.

MSCC has direct and indirect wholly owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The primary purpose of these entities is to hold certain investments that generate “pass through” income for tax purposes. Each of the Investment Managers is also a direct wholly owned subsidiary that has elected to be a taxable entity. The Taxable Subsidiaries and the Investment Managers are each taxed at their normal corporate tax rates based on their taxable income.

Unless otherwise noted or the context otherwise indicates, the terms “we,” “us,” “our” and “Main Street” refer to MSCC and its consolidated subsidiaries, which include the Funds, the Taxable Subsidiaries and, beginning April 1, 2013, the Internal Investment Manager (see Note A.2. for further discussion).

2.                                      Basis of Presentation

Main Street’s financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). For each of the periods presented herein, Main Street’s consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries (which, as noted above and discussed in detail below, include the Funds and the Taxable Subsidiaries and, beginning April 1, 2013, include the Internal Investment Manager which was previously treated as a portfolio investment). The Investment Portfolio, as used herein, refers to all of Main Street’s investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments, the investment in the External Investment Manager and, for all periods up to and including March 31, 2013, the investment in the Internal Investment Manager, but excludes all “Marketable securities and idle funds investments”, and, for all periods after March 31, 2013, the Investment Portfolio also excludes the investment in the Internal Investment Manager (see Note C — Fair Value Hierarchy for Investments and Debentures — Portfolio Investment Composition for additional discussion of Main Street’s Investment Portfolio and definitions for the terms LMM, Middle Market, Private Loan and Other Portfolio). For all periods up to and including the period ending March 31, 2013, the Internal Investment Manager was accounted for as a portfolio investment (see Note D) and was not consolidated with MSCC and its consolidated subsidiaries. For all periods after March 31, 2013, the Internal Investment Manager is consolidated with MSCC and its other consolidated subsidiaries. “Marketable securities and idle funds investments” are classified as financial instruments and are reported separately on Main Street’s Consolidated Balance Sheets and Consolidated Schedule of Investments due to the nature of such investments (see Note B.11.). Main Street’s results of operations and cash flows for the three months ended March 31, 2014 and 2013 and financial position as of March 31, 2014 and December 31, 2013, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2013. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the Audit and Accounting Guide for Investment Companies issued by the American Institute of Certified Public Accountants (the “AICPA Guide”), Main Street is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company. An exception to this general principle in the AICPA Guide occurs if Main Street holds a controlling interest in an operating company that provides all or substantially all of its services directly to Main Street or to its portfolio companies. None of the portfolio investments made by Main Street qualify for this exception, including the investment in the External Investment Manager, except as discussed below with respect to the Internal Investment Manager. Therefore, Main Street’s Investment Portfolio is carried on the balance sheet at fair value, as discussed further in Note B, with any adjustments to fair value recognized as “Net Change in Unrealized Appreciation (Depreciation)” on the Statement of Operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a “Net Realized Gain (Loss) from Investments.” For all periods prior to and including March 31, 2013, the Internal Investment Manager was accounted for as a portfolio investment and included as part of the Investment Portfolio in the consolidated financial statements of Main Street (see Note D for further discussion of the Internal Investment Manager). The Internal Investment Manager was consolidated with MSCC and its other consolidated subsidiaries prospectively beginning April 1, 2013 as the controlled operating subsidiary is providing substantially all of its services directly or indirectly to Main Street or its portfolio companies.

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

Main Street’s portfolio strategy calls for it to invest primarily in illiquid debt and equity securities issued by private, LMM companies and debt securities issued by Middle Market companies that are generally larger in size than the LMM companies. Main Street categorizes some of its investments in LMM companies and Middle Market companies as Private Loan portfolio investments, which are primarily debt securities issued by companies that are consistent in size with either the LMM companies or Middle Market companies, but are investments which have been originated through strategic relationships with other investment funds on a collaborative basis. The structure, terms and conditions for these Private Loan investments are typically consistent with the structure, terms and conditions for the loans made in its LMM portfolio or Middle Market portfolio.  Main Street’s portfolio also includes Other Portfolio investments which primarily consist of investments that are not consistent with the typical profiles for its LMM portfolio investments, Middle Market portfolio investments or Private Loan portfolio investments, including investments which may be managed by third parties. Main Street’s portfolio investments may be subject to restrictions on resale.

LMM investments and Other Portfolio investments generally have no established trading market while Middle Market securities generally have established markets that are not active. Private Loan investments may include investments which have no established trading market or have established markets that are not active. Main Street determines in good faith the fair value of its Investment Portfolio pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by its Board of Directors and in accordance with the 1940 Act. Main Street’s valuation policies and processes are intended to provide a consistent basis for determining the fair value of the portfolio.

For LMM portfolio investments, Main Street generally reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process by using an enterprise value waterfall (“Waterfall”) for its LMM equity investments and an income approach using a yield-to-maturity model (“Yield-to-Maturity”) for its LMM debt investments.  For Middle Market portfolio investments, Main Street primarily uses observable inputs such as quoted prices in the valuation process. Main Street determines the appropriateness of the use of third-party broker quotes, if any, in determining fair value based on its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company and other market indices. For Middle Market and Private Loan portfolio investments in debt securities for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value the investment in a current hypothetical sale using the Yield-to-Maturity valuation method.  For its Other Portfolio equity investments, Main Street generally calculates the fair value of the investment primarily based on the net asset value (“NAV”) of the fund.  All of the valuation approaches for Main Street’s portfolio investments estimate the value of the investment as if Main Street were to sell, or exit, the investment as of the measurement date.

Under the Waterfall valuation method, Main Street estimates the enterprise value of a portfolio company using a combination of market and income approaches or other appropriate valuation methods, such as considering recent transactions in the equity securities of the portfolio company or third-party valuations of the portfolio company, and then performs a waterfall calculation by using the enterprise value over the portfolio company’s securities in order of their preference relative to one another. The Waterfall method assumes the loans and equity securities are sold to the same market participant, which Main Street believes is consistent with its past transaction history and standard industry practices. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”), cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, Main Street analyzes various factors including the portfolio company’s historical and projected financial results. The operating results of a portfolio company may include unaudited, projected, budgeted or pro forma financial information and may require adjustments for non-recurring items or to normalize the operating results that may require significant judgment in its determination. In addition, projecting future financial results requires significant judgment regarding future growth assumptions. In evaluating the operating results, Main Street also analyzes the impact of exposure to litigation, loss of customers or other contingencies. After determining the appropriate enterprise value, Main Street allocates the enterprise value to investments in order of the legal priority of the various components of the portfolio company’s capital structure.  In applying the Waterfall valuation method, Main Street assumes the loans are paid off at the principal amount in a change in control transaction and are not assumed by the buyer.

These valuation approaches consider the value associated with Main Street’s ability to control the capital structure of the portfolio company, as well as the timing of a potential exit. For valuation purposes, “control” portfolio investments are composed of debt and equity securities in companies for which Main Street has a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors.  For valuation purposes, “non-control” portfolio investments are generally composed of debt and equity securities in companies for which Main Street does not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors.

Under the Yield-to-Maturity valuation method, Main Street will also use the income approach to determine the fair value of these securities based on projections of the discounted future free cash flows that the debt security will likely generate and which includes using a Yield-to-Maturity approach that analyzes the discounted cash flows of interest and principal amounts for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Main Street’s estimate of the expected repayment date of its debt securities is generally the legal maturity date of the instrument, as Main Street generally intends to hold its loans and debt securities to maturity. The Yield-to-Maturity analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. Main Street will use the value determined by the Yield-to-Maturity analysis as the fair value for that security; however, because of Main Street’s general intent to hold its loans to maturity, the fair value will not exceed the principal amount of the debt security valued using the Yield-to-Maturity valuation method. A change in the assumptions that Main Street uses to estimate the fair value of its debt securities using the Yield-to-Maturity valuation method could have a material impact on the determination of fair value. If there is deterioration in credit quality or if a debt security is in workout status, Main Street may consider other factors in determining the fair value of the debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis.

Under the NAV valuation method, for an investment in an investment fund that does not have a readily determinable fair value, Main Street will measure the fair value of the investment predominately based on the NAV of the investment fund as of the measurement date. However, in determining the fair value of the investment, Main Street may consider whether adjustments to the NAV are necessary in certain circumstances, based on the analysis of any restrictions on redemption of Main Street’s investment as of the measurement date, recent actual sales or redemptions of interests in the investment fund, and expected future cash flows available to equity holders, including the rate of return on those cash flows compared to an implied market return on equity required by market participants, or other uncertainties surrounding its ability to realize the full NAV of its interests in the investment fund.

Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on its investments in each LMM portfolio company quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent advisor is generally consulted relative to Main Street’s investments in each LMM portfolio company at least once in every calendar year, and for Main Street’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent advisor on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with its independent advisor in arriving at Main Street’s determination of fair value on its investments in a total of 17 LMM portfolio companies for the three months ended March 31, 2014, representing approximately 29% of the total LMM portfolio at fair value as of March 31, 2014 and on a total of 15 LMM portfolio companies for the three months ended March 31, 2013, representing approximately 23% of the total LMM portfolio at fair value as of March 31, 2013. Excluding Main Street’s investments in new LMM portfolio companies which have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment as of March 31, 2014 and 2013, as applicable, the percentage of the LMM portfolio reviewed for the three months ended March 31, 2014 and 2013 was 32% and 29% of total LMM portfolio at fair value as of March 31, 2014 and 2013, respectively.

For valuation purposes, all of Main Street’s Middle Market portfolio investments are non-control investments. Main Street primarily uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing, to the extent such sufficient observable inputs are available to determine fair value. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value its Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and its Middle Market equity investments in a current hypothetical sale using the Waterfall Valuation method.

For valuation purposes, all of Main Street’s Private Loan portfolio investments are non-control investments.  For Private Loan portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value its Private Loan debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and its Private Loan equity investments in a current hypothetical sale using the Waterfall Valuation method.

For valuation purposes, all of Main Street’s Other Portfolio investments are non-control investments. Main Street’s Other Portfolio investments comprised 3.4% and 3.3%, respectively, of Main Street’s Investment Portfolio at fair value as of March 31, 2014 and December 31, 2013. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of its investments using the NAV valuation method. For Other Portfolio debt investments, Main Street determines the fair value of these investments through obtaining third-party quotes or other independent pricing to the extent the use of these inputs are available and appropriate to determine fair value. For Other Portfolio debt investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value its Other Portfolio debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method.

For valuation purposes, Main Street’s investment in the External Investment Manager is a control investment. Market quotations are not readily available for this investment, and as a result, Main Street determines the fair value of the External Investment Manager using the Waterfall methodology under the market approach. In estimating the enterprise value, Main Street analyzes various factors, including the entity’s historical and projected financial results, as well as its size, marketability and performance relative to the population of market multiples. This valuation approach estimates the value of the investment as if Main Street were to sell, or exit, the investment. In addition, Main Street considers the value associated with Main Street’s ability to control the capital structure of the company, as well as the timing of a potential exit.

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

The Board of Directors of Main Street has the final responsibility for reviewing and approving, in good faith, Main Street’s determination of the fair value for its Investment Portfolio, as well as its valuation procedures, consistent with the 1940 Act requirements. Main Street believes its Investment Portfolio as of March 31, 2014 and December 31, 2013 approximates fair value as of those dates based on the markets in which Main Street operates and other conditions in existence on those reporting dates.

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

At March 31, 2014, cash balances totaling $21.4 million exceeded FDIC insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

4.                                      Marketable Securities and Idle Funds Investments

Marketable securities and idle funds investments include intermediate-term secured debt investments, independently rated debt investments and publicly traded debt and equity investments.

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

Main Street holds debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind (“PIK”) interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed. To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash.  For the three months ended March 31, 2014 and 2013, (i) approximately 5.4% and 5.2%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.2% and 0.7%, respectively, of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash.

As of March 31, 2014, Main Street had two investments with positive fair value on non-accrual status, which comprised approximately 2.0% of the total Investment Portfolio at fair value and 4.6% of the total Investment Portfolio at cost, and no fully impaired investments.  As of December 31, 2013, Main Street had two investments with positive fair value on non-accrual status, which comprised approximately 2.3% of the total Investment Portfolio at fair value and 4.7% of the total Investment Portfolio at cost, and no fully impaired investments.

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

A presentation of the investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
	(Unaudited)
Interest, fee and dividend income:
Interest income	$25,734	$21,485
Fee income	791	1,426
Dividend income	4,044	2,422
Total interest, fee and dividend income	$30,569	$25,333

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

Deferred financing costs also include commitment fees and other costs related to Main Street’s multi-year investment credit facility (the “Credit Facility”, as discussed further in Note F). These costs have been capitalized and are amortized into interest expense over their respective terms.

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

To maintain RIC tax treatment (as discussed below in Note B.9.), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected them. For the three months ended March 31, 2014 and 2013, approximately 4.0% and 2.8%, respectively, of Main Street’s total investment income was attributable to interest income from the accretion of discounts, net of any premium reduction, associated with debt investments.

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

The Taxable Subsidiaries hold certain portfolio investments of Main Street. The Taxable Subsidiaries are consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by them are included in the consolidated financial statements as portfolio investments and recorded at fair value. The Taxable Subsidiaries permit Main Street to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with Main Street for income tax purposes and may generate income tax expense, or benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. This income tax expense, or benefit, if any, and the related tax assets and liabilities are reflected in Main Street’s consolidated financial statements.

The Internal Investment Manager has elected, for tax purposes, to be treated as a taxable entity, is not consolidated with Main Street for income tax purposes and is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. The Internal Investment Manager elected to be treated as a taxable entity to enable it to receive fee income and to allow MSCC to continue to comply with the “source income” requirements contained in the RIC tax provisions of the Code. The taxable income, or loss, of the Internal Investment Manager may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. Through March 31, 2013, the Internal Investment Manager provided for any income tax expense, or benefit, and any related tax assets or liabilities, in its separate financial statements. Beginning April 1, 2013, the Internal Investment Manager is included in Main Street’s consolidated financial statements and reflected as a consolidated subsidiary and any income tax expense, or benefit, and any related tax assets and liabilities, are reflected in Main Street’s consolidated financial statements.

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

As part of the Exchange Offer, Main Street elected the fair value option under ASC 825, Financial Instruments (“ASC 825”) relating to accounting for debt obligations at their fair value, for the MSC II SBIC debentures acquired (the “Acquired Debentures”) as part of the acquisition accounting related to the Exchange Offer and values those obligations as discussed further in Note C. In order to provide for a more consistent basis of presentation, Main Street has continued to elect the fair value option for SBIC debentures issued by MSC II subsequent to the Exchange Offer. When the fair value option is elected for a given SBIC debenture, the deferred loan costs associated with the debenture are fully expensed in the current period to “Net Change in Unrealized Appreciation (Depreciation) — SBIC debentures” as part of the fair value adjustment. Interest incurred in connection with SBIC debentures which are valued at fair value is included in interest expense.

12.                              Earnings per Share

Basic and diluted per share calculations are computed utilizing the weighted average number of shares of common stock outstanding for the period.  Main Street adopted the amended guidance in ASC 260, Earnings Per Share, and based on the guidance, the unvested shares of restricted stock awarded pursuant to Main Street’s equity compensation plans are participating securities and are included in the basic earnings per share calculation. As a result, for all periods presented, there is no difference between diluted earnings per share and basic earnings per share amounts.

13.                               Recently Issued Accounting Standards

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date

(“ASU 2013-04”).  ASU 2013-04 provides additional guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. Public companies are required to apply ASU 2013-04 prospectively for interim and annual reporting periods beginning after December 15, 2013. The adoption of this standard did not have a material effect on Main Street’s consolidated financial statements.

In June 2013, the FASB issued ASU 2013-08, Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”).  ASU 2013-08 amends the criteria that define an investment company, clarifies the measurement guidance and requires certain additional disclosures. Public companies are required to apply ASU 2013-08 prospectively for interim and annual reporting periods beginning after December 15, 2013. The adoption of this standard did not have a material effect on Main Street’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”).  ASU 2013-11 provides guidance on the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists as of the reporting date. The update is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted.  The adoption of this standard did not have a material effect on Main Street’s consolidated financial statements.

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

As required by ASC 820, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, unrealized appreciation and depreciation related to such investments categorized within the Level 3 tables below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Main Street conducts reviews of fair value hierarchy classifications on a quarterly basis. During the classification process, Main Street may determine that it is appropriate to transfer investments between fair value hierarchy Levels. These transfers occur when the company has concluded that it is appropriate for the classification of an individual asset to be changed due to a change in the factors used to determine the selection of the Level. Any such changes are deemed to be effective during the quarter in which the transfer occurs.

As of March 31, 2014 and December 31, 2013, all except for one of Main Street’s LMM portfolio investments consisted of illiquid securities issued by private companies. The remaining investment was a publicly traded equity security. As a result, the fair value determination for the LMM portfolio investments primarily consisted of unobservable inputs. The fair value determination for the publicly traded equity security consisted of observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value. As a result, all of Main Street’s LMM portfolio investments were categorized as Level 3 as of March 31, 2014 and December 31, 2013, except for the one publicly traded equity security which was categorized as Level 2.

As of March 31, 2014, Main Street’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, Main Street’s Middle Market portfolio investments were categorized as Level 3 as of March 31, 2014. As of December 31, 2013, Main Street’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value of these investments, observable inputs in the non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, a portion of Main Street’s Middle Market portfolio investments were categorized as Level 2 as of December 31, 2013. For those Middle Market portfolio investments for which sufficient observable inputs were not available to determine fair value of the investments, Main Street categorized such investments as Level 3 as of December 31, 2013.

As of March 31, 2014 and December 31, 2013, Main Street’s Private Loan portfolio investments primarily consisted of investments in interest-bearing debt securities in companies that are consistent with the size of companies in its LMM portfolio or its Middle Market portfolio, but are investments which have been originated through strategic relationships with other investment funds on a collaborative basis. Main Street’s Private Loan portfolio debt investments are generally secured by either a first or second priority lien. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Private Loan portfolio investments were categorized as Level 3 as of March 31, 2014 and December 31, 2013.

As of December 31, 2013, Main Street’s Other Portfolio debt investments consisted of investments in secured debt investments. The fair value determination for Other Portfolio debt investments consisted of observable inputs in non-active markets and, as such, were categorized as Level 2 as of December 31, 2013.  There were no Other Portfolio debt investments as of March 31, 2014.

As of March 31, 2014 and December 31, 2013, Main Street’s Other Portfolio equity investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s Other Portfolio equity investments were categorized as Level 3 as of March 31, 2014 and December 31, 2013.

As of March 31, 2014 and December 31, 2013, Main Street’s Marketable securities and idle funds investments consisted primarily of investments in publicly traded debt and equity investments. The fair value determination for these investments consisted of a combination of observable inputs in active markets for which sufficient observable inputs were available to determine the fair value of these investments. As a result, all of Main Street’s Marketable securities and idle funds investments were categorized as Level 1 as of March 31, 2014 and December 31, 2013.

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

Type of Investment	Fair Value as of March 31, 2014 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range (3)			Weighted Average (3)

Equity investments	$320,507	Discounted cash flow	Weighted average cost of capital	10.2%	-	21.4%	13.8%
		Market comparable / Enterprise Value	EBITDA multiple (1)	4.0x	-	7.3x (2)	6.0x

Debt investments	$460,785	Discounted cash flow	Risk adjusted discount factor	6.5%	-	26.4% (2)	14.5%
			Adjustment factors	66.9%	-	100.0%	98.3%

	$514,631	Market Approach	Third Party Quote	82.8	-	103.0

Total Level 3 investments	$1,295,923

(1) EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

(2) Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 3.5x - 11.5x and the range for risk adjusted discount factor is 6.5% - 157.7%.

(3) Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

The following table provides a summary of the significant unobservable inputs used to fair value Main Street’s Level 3 portfolio investments as of December 31, 2013:

Type of Investment	Fair Value as of December 31, 2013 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range (3)			Weighted Average (3)

Equity investments	$307,322	Discounted cash flow	Weighted average cost of capital	11.1%	-	19.0%	14.3%
		Market comparable / Enterprise Value	EBITDA multiple (1)	4.0x	-	7.2x (2)	6.0x

Debt investments	$467,396	Discounted cash flow	Risk adjusted discount factor	6.5%	-	26.4% (2)	14.3%
			Adjustment factors	66.9%	-	100.0%	97.8%

	$430,172	Market Approach	Third Party Quote	82.3	-	102.9

Total Level 3 investments	$1,204,890

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

The following table provides a summary of changes in fair value of Main Street’s Level 3 portfolio investments for the three months ended March 31, 2014 (amounts in thousands).  All transfers that occurred between fair value hierarchy levels during the three months ended March 31, 2014 were transfers out of Level 2 into Level 3.

Type of Investment	Fair Value as of December 31, 2013	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments (1)	New Investments (1)	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other (1)	Fair Value as of March 31, 2014
Debt	$897,568	$55,102	$(103,179)	$128,183	$184	$(2,459)	$17	$975,416
Equity	270,764	—	(393)	3,972	4	11,098	—	285,445
Equity Warrant	36,558	—	—	297	—	(1,776)	(17)	35,062
	$1,204,890	$55,102	$(103,572)	$132,452	$188	$6,863	$0	$1,295,923

(1) Includes the impact of non-cash conversions.

The following table provides a summary of changes in fair value of Main Street’s Level 3 portfolio investments for the three months ended March 31, 2013 (amounts in thousands). All transfers that occurred between fair value hierarchy levels during the three months ended March 31, 2013 were transfers out of Level 2 into Level 3.

			Redemptions/	New	Net Changes from	Net Unrealized
	Fair Value as of	Transfers Into	Repayments/	Investments	Unrealized to	Appreciation	Other	Fair Value as of
Type of Investment	December 31, 2012	Level 3 Hierarchy	(1)	(1)	Realized	(Depreciation)	(1)	March 31, 2013
Debt	$477,272	$4,992	$(25,841)	$105,291	$(522)	$1,948	$1,195	$564,335
Equity	191,764	—	152	7,009	—	5,913	780	205,618
Equity warrants	28,595	—	(160)	53	—	1,220	(780)	28,928
	$697,631	$4,992	$(25,849)	$112,353	$(522)	$9,081	$1,195	$798,881

(1) Includes the impact of non-cash conversions.

As of March 31, 2014 and December 31, 2013, the fair value determination for the SBIC debentures recorded at fair value primarily consisted of unobservable inputs.  As a result, the SBIC debentures which are recorded at fair value were categorized as Level 3.  Main Street determines the fair value of these instruments primarily using a Yield-to-Maturity approach that analyzes the discounted cash flows of interest and principal for each SBIC debenture recorded at fair value based on estimated market interest rates for debt instruments of similar structure, terms, and maturity.  Main Street’s estimate of the expected repayment date of principal for each SBIC debenture recorded at fair value is the legal maturity date of the instrument.

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

The following table provides a summary of the significant unobservable inputs used to fair value Main Street’s Level 3 SBIC debentures as of March 31, 2014 (amounts in thousands):

Type of Instrument	Fair Value as of March 31, 2014 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average

SBIC Debentures	$63,239	Discounted cash flow	Estimated market interest rates	7.7%	-	9.2%	8.5%

The following table provides a summary of the significant unobservable inputs used to fair value Main Street’s Level 3 SBIC debentures as of December 31, 2013 (amounts in thousands):

Type of Instrument	Fair Value as of December 31, 2013 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average

SBIC Debentures	$62,050	Discounted cash flow	Estimated market interest rates	8.5%	-	9.1%	8.9%

The following table provides a summary of changes for the Level 3 SBIC debentures recorded at fair value for the three months ended March 31, 2014 (amounts in thousands):

				Net
				Unrealized
Type of	Fair Value as of		New SBIC	(Appreciation)	Fair Value as of
Instrument	December 31, 2013	Repayments	Debentures	Depreciation	March 31, 2014
SBIC Debentures at fair value	$62,050	$—	$—	$1,189	$63,239

The following table provides a summary of changes for the Level 3 SBIC debentures recorded at fair value for the three months ended March 31, 2013 (amounts in thousands):

				Net Unrealized
Type of	Fair Value as of		New SBIC	(Appreciation)	Fair Value as of
Instrument	December 31, 2012	Repayments	Debentures	Depreciation	March 31, 2013
SBIC Debentures at fair value	$86,467	$—	$—	$1,212	$87,679

At March 31, 2014 and December 31, 2013, Main Street’s investments and SBIC debentures at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At March 31, 2014	Fair Value	(Level 1)	(Level 2)	(Level 3)

LMM portfolio investments	$654,431	$—	$12,956	$641,475
Middle Market portfolio investments	491,611	—	—	491,611
Private Loan portfolio investments	116,640	—	—	116,640
Other Portfolio investments	43,872	—	—	43,872
External Investment Manager	2,325	—	—	2,325

Total portfolio investments	1,308,879	—	12,956	1,295,923

Marketable securities and idle funds investments	11,258	11,258	—	—

Total investments	$1,320,137	$11,258	$12,956	$1,295,923

SBIC Debentures at fair value	$63,239	$—	$—	$63,239

		Fair Value Measurements
		(in thousands)
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At December 31, 2013	Fair Value	(Level 1)	(Level 2)	(Level 3)

LMM portfolio investments	$659,405	$—	$10,235	$649,170
Middle Market portfolio investments	471,458	—	69,063	402,395
Private Loan portfolio investments	111,463	—	—	111,463
Other Portfolio investments	42,798	—	2,000	40,798
External Investment Manager	1,064	—	—	1,064

Total portfolio investments	1,286,188	—	81,298	1,204,890

Marketable securities and idle funds investments	13,301	13,301	—	—

Total investments	$1,299,489	$13,301	$81,298	$1,204,890

SBIC Debentures at fair value	$62,050	$—	$—	$62,050

Portfolio Investment Composition

Main Street’s lower middle market (“LMM”) portfolio investments primarily consist of secured debt, equity warrants and direct equity investments in privately held, LMM companies based in the United States. Main Street’s LMM portfolio companies generally have annual revenues between $10 million and $150 million, and its LMM investments generally range in size from $5 million to $50 million. The LMM debt investments are typically secured by either a first or second lien on the assets of the portfolio company, primarily bear interest at fixed rates, and generally have a term of between five and seven years from the original investment date. In most LMM portfolio companies, Main Street usually receives nominally priced equity warrants and/or makes direct equity investments in connection with a debt investment.

Main Street’s middle market (“Middle Market”) portfolio investments primarily consist of direct investments in or secondary purchases of interest-bearing debt securities in privately held companies based in the United States that are generally larger in size than the LMM companies included in Main Street’s LMM portfolio. Main Street’s Middle Market portfolio companies generally have annual revenues between $150 million and $1.5 billion and its Middle Market investments generally range in size from $3 million to $15 million. Main Street’s Middle Market portfolio debt investments are generally secured by either a first or second priority lien on the assets of the company and typically have a term of between three and five years.

Main Street’s Private Loan (“Private Loan”) portfolio investments primarily consist of investments in interest-bearing debt securities in companies that are consistent with the size of companies in its LMM portfolio or its Middle Market portfolio, but are investments which have been originated through strategic relationships with other investment funds on a collaborative basis. Main Street’s Private Loan portfolio debt investments are generally secured by either a first or second priority lien and typically have a term of between three and seven years.

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

Main Street’s external asset management business is conducted through its External Investment Manager. Main Street has entered into an agreement through the Internal Investment Manager to provide the External Investment Manager with asset management service support for HMS Income Fund, Inc. (“HMS Income”). Through this agreement, Main Street provides management and other services to the External Investment Manager, as well as access to Main Street’s employees, infrastructure, business relationships, management expertise and capital raising capabilities. Beginning in the first quarter of 2014, Main Street charges the External Investment Manager an allocation of expenses for the use of these services, and Main Street’s total expenses for the first quarter of 2014 include an offset of $0.3 million for the allocation of these expenses (see Note D for additional information). The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed.

Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three months ended March 31, 2014 and 2013, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

As of March 31, 2014, Main Street had debt and equity investments in 61 LMM portfolio companies with an aggregate fair value of approximately $654.4 million, with a total cost basis of approximately $530.6 million, and a weighted average annual effective yield on its LMM debt investments of approximately 15.1%. As of March 31, 2014, approximately 75% of Main Street’s total LMM portfolio investments at cost were in the form of debt investments and approximately 86% of such debt investments at cost were secured by first priority liens on the assets of Main Street’s LMM portfolio companies. At March 31, 2014, Main Street had equity ownership in approximately 95% of its LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 33%. As of December 31, 2013, Main Street had debt and equity investments in 62 LMM portfolio companies with an aggregate fair value of approximately $659.4 million, with a total cost basis of approximately $543.3 million, and a weighted average annual effective yield on its LMM debt investments of approximately 14.7%. As of December 31, 2013, approximately 76% of Main Street’s total LMM portfolio investments at cost were in the form of debt investments and approximately 86% of such debt investments at cost were secured by first priority liens on the assets of Main Street’s LMM portfolio companies. At December 31, 2013, Main Street had equity ownership in approximately 94% of its LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 33%. The weighted average annual yields were computed using the effective interest rates for all debt investments at cost as of March 31, 2014 and December 31, 2013, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status.

As of March 31, 2014, Main Street had Middle Market portfolio investments in 89 companies, collectively totaling approximately $491.6 million in fair value with a total cost basis of approximately $487.4 million. The weighted average EBITDA for the 89 Middle Market portfolio companies was approximately $71.3 million as of March 31, 2014. As of March 31, 2014, substantially all of Main Street’s Middle Market portfolio investments were in the form of debt investments and approximately 92% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on Main Street’s Middle Market portfolio debt investments was approximately 7.6% as of March 31, 2014. As of December 31, 2013, Main Street had Middle Market portfolio investments in 92 companies, collectively totaling approximately $471.5 million in fair value with a total cost basis of approximately $468.3 million. The weighted average EBITDA for the 92 Middle Market portfolio companies was approximately $79.0 million as of December 31, 2013. As of December 31, 2013, substantially all of its Middle Market portfolio investments were in the form of debt investments and approximately 92% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on Main Street’s Middle Market portfolio debt investments was approximately 7.8% as of December 31, 2013. The weighted average annual yields were computed using the effective interest rates for all debt investments at cost as of March 31, 2014 and December 31, 2013, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments.

As of March 31, 2014, Main Street had Private Loan portfolio investments in 17 companies, collectively totaling approximately $116.6 million in fair value with a total cost basis of approximately $119.4 million. The weighted average EBITDA for the 17 Private Loan portfolio companies was approximately $7.1 million as of March 31, 2014. As of March 31, 2014, approximately 96% of Main Street’s Private Loan portfolio investments were in the form of debt investments and approximately 99% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on Main Street’s Private Loan portfolio debt investments was approximately 11.1% as of March 31, 2014. As of December 31, 2013, Main Street had Private Loan portfolio investments in 15 companies, collectively totaling approximately $111.5 million in fair value with a total cost basis of approximately $111.3 million. The weighted average EBITDA for the 15 Private Loan portfolio companies was approximately $18.4 million as of December 31, 2013. As of December 31, 2013, approximately 95% of its Private Loan portfolio investments were in the form of debt investments and approximately 98% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on Main Street’s Private Loan portfolio debt investments was approximately 11.3% as of December 31, 2013.  The weighted average annual yields were computed using the effective interest rates for all debt investments at cost as of March 31, 2014 and December 31, 2013, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments.

As of March 31, 2014, Main Street had Other Portfolio investments in 5 companies, collectively totaling approximately $43.9 million in fair value and approximately $41.3 million in cost basis and which comprised 3.4% of Main Street’s Investment Portfolio at fair value as of March 31, 2014. As of December 31, 2013, Main Street had Other Portfolio investments in 6 companies, collectively totaling approximately $42.8 million in fair value and approximately $40.1 million in cost basis and which comprised 3.3% of Main Street’s Investment Portfolio at fair value as of December 31, 2013.

As discussed further above, Main Street holds an investment in the External Investment Manager, a wholly owned subsidiary that is treated as a portfolio investment. As of March 31, 2014, there was no cost basis in this investment and the investment had a fair value of $2.3 million, which comprised 0.2%  of its Investment Portfolio at fair value. As of December 31, 2013, there was no cost basis in this investment and the investment had a fair value of $1.1 million, which comprised 0.1% of Main Street’s Investment Portfolio at fair value.

The following tables summarize the composition of Main Street’s total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of March 31, 2014 and December 31, 2013 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	March 31, 2014	December 31, 2013
First lien debt	79.4%	79.0%
Equity	10.3%	10.4%
Second lien debt	7.9%	8.4%
Equity warrants	1.9%	1.9%
Other	0.5%	0.3%
	100.0%	100.0%

Fair Value:	March 31, 2014	December 31, 2013
First lien debt	69.6%	69.9%
Equity	20.0%	19.3%
Second lien debt	7.1%	7.6%
Equity warrants	2.8%	2.9%
Other	0.5%	0.3%
	100.0%	100.0%

The following tables summarize the composition of Main Street’s total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of March 31, 2014 and December 31, 2013 (this information excludes the Other Portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	March 31, 2014	December 31, 2013
Southwest	26.9%	27.8%
West	19.0%	19.1%
Northeast	19.0%	18.0%
Midwest	15.6%	15.4%
Southeast	15.5%	15.6%
Canada	1.2%	1.2%
Other Non-United States	2.8%	2.9%
	100.0%	100.0%

Fair Value:	March 31, 2014	December 31, 2013
Southwest	30.4%	30.9%
West	20.0%	20.1%
Northeast	18.5%	17.6%
Midwest	15.1%	15.0%
Southeast	12.4%	12.6%
Canada	1.1%	1.1%
Other Non-United States	2.5%	2.7%
	100.0%	100.0%

Main Street’s LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of Main Street’s total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by industry at cost and fair value as of March 31, 2014 and December 31, 2013 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	March 31, 2014	December 31, 2013
Energy Equipment & Services	10.4%	10.7%
Media	8.6%	7.8%
Specialty Retail	6.6%	7.2%
Hotels, Restaurants & Leisure	6.3%	5.8%
IT Services	5.5%	6.1%
Health Care Providers & Services	5.3%	5.8%
Commercial Services & Supplies	4.9%	5.1%
Machinery	3.8%	3.3%
Construction & Engineering	3.7%	4.1%
Diversified Telecommunication Services	3.3%	3.3%
Software	3.2%	3.8%
Oil, Gas & Consumable Fuels	3.1%	3.2%
Internet Software & Services	3.1%	2.5%
Road & Rail	2.7%	2.7%
Diversified Consumer Services	2.7%	2.4%
Electronic Equipment, Instruments & Components	2.3%	2.3%
Chemicals	2.0%	1.3%
Auto Components	1.6%	1.6%
Trading Companies & Distributors	1.4%	1.5%
Professional Services	1.4%	1.4%
Food Products	1.4%	0.9%
Building Products	1.3%	1.4%
Textiles, Apparel & Luxury Goods	1.1%	1.6%
Health Care Equipment & Supplies	1.1%	1.2%
Consumer Finance	1.1%	1.1%
Containers & Packaging	1.1%	1.0%
Household Products	1.0%	0.5%
Other (1)	10.0%	10.4%
	100.0%	100.0%

(1)         Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

Fair Value:	March 31, 2014	December 31, 2013
Energy Equipment & Services	9.5%	10.2%
Media	8.2%	7.6%
Specialty Retail	6.0%	6.5%
Hotels, Restaurants & Leisure	6.0%	5.6%
Machinery	5.7%	5.3%
Health Care Providers & Services	5.0%	5.6%
IT Services	5.0%	5.6%
Commercial Services & Supplies	4.3%	4.6%
Diversified Consumer Services	4.3%	3.9%
Construction & Engineering	4.2%	4.6%
Diversified Telecommunication Services	3.7%	3.6%
Internet Software & Services	3.5%	2.9%
Software	3.4%	4.0%
Road & Rail	3.0%	3.0%
Oil, Gas & Consumable Fuels	2.8%	2.9%
Electronic Equipment, Instruments & Components	2.4%	2.4%
Chemicals	1.9%	1.2%
Auto Components	1.7%	1.5%
Paper & Forest Products	1.4%	1.3%
Trading Companies & Distributors	1.3%	1.3%
Food Products	1.3%	0.8%
Professional Services	1.2%	1.2%
Textiles, Apparel & Luxury Goods	1.0%	1.4%
Building Products	1.0%	1.0%
Containers & Packaging	1.0%	0.9%
Health Care Equipment & Supplies	0.9%	1.0%
Other (1)	10.3%	10.1%
	100.0%	100.0%

(1)         Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

At March 31, 2014 and December 31, 2013, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

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

During May 2012, MSCC entered into an investment sub-advisory agreement with HMS Adviser, LP (“HMS Adviser”), which is the investment advisor to HMS Income Fund, Inc. (“HMS Income”), a non publicly-traded BDC whose registration statement on Form N-2 was declared effective by the SEC in June 2012, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining no-action relief from the SEC to allow us to own a registered investment adviser, MSCC assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on MSCC’s ability to meet the source-of-income requirement necessary for it to maintain its RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. However, MSCC and the External Investment Adviser agreed to waive all such fees from the effective date of HMS Adviser’s registration statement on Form N-2 through December 31, 2013. As a result, as of December 31, 2013, neither MSCC nor the External Investment Adviser had received any base management fee or incentive fees under the investment sub-advisory agreement and neither was due any unpaid compensation for any base management fee or incentive fees under the investment sub-advisory agreement through December 31, 2013. Neither MSCC nor the External Investment Manager has waived the External Investment Manager’s management or incentive fees after December 31, 2013 and, as a result, the External Investment Manager began accruing such fees on January 1, 2014.  During the first quarter of 2014, the External Investment Manager earned $0.3 million of management fees under the sub-advisory agreement with HMS Adviser.

The investment in the External Investment Manager is accounted for using fair value accounting, with the fair value determined by Main Street and approved, in good faith, by Main Street’s Board of Directors. Main Street determines the fair value of the External Investment Manager using the Waterfall methodology under the market approach (see further discussion in Note B.1.). Any change in fair value of the investment in the External Investment Manager is recognized on Main Street’s statement of operations in “Unrealized appreciation (depreciation) in Portfolio investments”.

The External Investment Manager has elected, for tax purposes, to be treated as a taxable entity, is not consolidated with Main Street for income tax purposes and is taxed at normal corporate tax rates based on its taxable income, or loss, and, as a result of its activities, may generate income tax expense or benefit. The External Investment Manager has elected to be treated as a taxable entity to enable it to receive fee income and to allow MSCC to continue to comply with the “source income” requirements contained in the RIC tax provisions of the Code. The taxable income, or loss, of the External Investment Manager may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. The External Investment Manager provides for any income tax expense, or benefit, and any tax assets or liabilities in its separate financial statements.

The Internal Investment Manager provides services to the External Investment Manager and allocates the expenses necessary to perform these services to the External Investment generally based on a combination of the direct time spent, new investment origination activity and assets under management, depending on the nature of the expense.  The Internal Investment Manager has agreed to waive reimbursement of a portion of these expenses to the extent an allocation of such expenses would cause the External Investment Manager to incur an operating loss.  For the three months ended March 31, 2014, the waiver of expenses by the Internal Investment Manager totaled $23,000 and the Internal Investment Manager allocated $0.3 million of total expenses to the External Investment Manager.

Summarized financial information from the separate financial statements of the External Investment Manager as of and for the three months ended March 31, 2014 is as follows:

As of March 31,
2014
(in thousands)
(Unaudited)

Accounts receivable - HMS Income	$291
Total assets	$291

Payable to Internal Investment Manager	$291
Equity	—
Total liabilities and equity	$291

Three Months
Ended March 31,
2014
(in thousands)
(Unaudited)

Management fee income	$291

Expenses allocated from Internal Investment Advisor:
Salaries, benefits and other personnel costs	(248)
Other expenses	(66)
Waived expenses	23
Total allocated expenses	(291)

Pre-tax income	—

Tax expense	—

Net income	$—

Internal Investment Manager

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

The Internal Investment Manager receives recurring investment management and other fees, in addition to a reimbursement of certain expenses, from MSCC and certain direct and indirect wholly owned subsidiaries of MSCC. Through March 31, 2013, the Internal Investment Manager also received certain management, consulting and advisory fees for providing these services to third parties (the “External Services”).

As of March 31, 2013 (the last period the Internal Investment Manager was considered to be a portfolio investment for accounting purposes), the fair value of the investment in the Internal Investment Manager was zero. Beginning April 1, 2013, the Internal Investment Manager was fully consolidated with MSCC and its other consolidated subsidiaries in Main Street’s consolidated financial statements and, as of April 1, 2013, all assets and liabilities were included in the consolidated balance sheet at fair value.

The Internal Investment Manager has elected, for tax purposes, to be treated as a taxable entity, is not consolidated with Main Street for income tax purposes and is taxed at normal corporate tax rates based on its taxable income, or loss, and, as a result of its activities, may generate income tax expense or benefit. The Internal Investment Manager initially elected to be treated as a taxable entity to enable it to receive fee income and to allow MSCC to continue to comply with the “source income” requirements contained in the RIC tax provisions of the Code. The taxable income, or loss, of the Internal Investment Manager may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. Through March 31, 2013, the Internal Investment Manager provided for any income tax expense, or benefit, and any tax assets or liabilities in its separate financial statements. Beginning April 1, 2013, the Internal Investment Manager is included in Main Street’s consolidated financial statements and reflected as a consolidated subsidiary and any income tax expense, or benefit, and any tax assets or liabilities are reflected in Main Street’s consolidated financial statements.

Pursuant to a historical support services agreement with MSCC, the Internal Investment Manager was reimbursed each quarter by MSCC for its cash operating expenses, less fees that the Internal Investment Manager received from MSC II and third parties, associated with providing investment management and other services to MSCC, its subsidiaries and third parties. Through March 31, 2013, these fees paid by MSC II to the Internal Investment Manager were reflected as “Expenses reimbursed to affiliated Internal Investment Manager” on the statements of operations along with any additional net costs reimbursed by MSCC and its consolidated subsidiaries to the Internal Investment Manager pursuant to the support services agreement. Beginning April 1, 2013, the expenses of the Internal Investment Manager are included in Main Street’s consolidated financial statements, after elimination of any intercompany activity, in the statement of operations as either compensation expenses or as a part of general and administrative expenses.

In the separate stand-alone financial statements of the Internal Investment Manager as summarized below, as part of the Formation Transactions the Internal Investment Manager recognized an $18 million intangible asset related to the investment advisory agreement with MSC II consistent with Staff Accounting Bulletin No. 54, Application of “Pushdown” Basis of Accounting in Financial Statements of Subsidiaries Acquired by Purchase (“SAB 54”). Under SAB 54, push-down accounting is required in “purchase transactions that result in an entity becoming substantially wholly owned.” In this case, MSCC acquired 100% of the equity interests in the Internal Investment Manager in the Formation Transactions. Because the $18 million value attributed to MSCC’s investment in the Internal Investment Manager was derived from the long-term, recurring management fees under the investment advisory agreement with MSC II, the same methodology used to determine the $18 million valuation of the Internal Investment Manager in connection with the Formation Transactions was utilized to establish the push-down accounting basis for the intangible asset. The intangible asset is being amortized over the estimated economic life of the investment advisory agreement with MSC II. Through March 31, 2013, amortization expense was recorded by the Internal Investment Manager in its separate financial statements, but this amortization expense was not included in the expenses reimbursed by MSCC to the Internal Investment Manager based upon the support services agreement since it is non-cash and non-operating in nature. Upon consolidation of the Internal Investment Manager effective April 1, 2013, and for all periods thereafter, the effects of the intangible asset and related amortization expense have been fully eliminated in Main Street’s consolidated financial statements.

Summarized financial information from the separate financial statements of the Investment Manager through March 31, 2013 is as follows:

As of March 31,
2013
(in thousands)
(Unaudited)

Cash	$524
Accounts receivable	79
Accounts receivable - MSCC	106
Intangible asset (net of accumulated amortization of $6,021)	11,979
Deposits and other	556
Total assets	$13,244

Accounts payable and accrued liabilities	$1,410
Equity	11,834
Total liabilities and equity	$13,244

Three Months
Ended March 31,
2013
(in thousands)
(Unaudited)

Management fee income from MSC II	$776
Other management advisory fees	—
Total income	776

Salaries, benefits and other personnel costs	(2,731)
Occupancy expense	(108)
Professional expenses	(77)
Amortization expense - intangible asset	(340)
Other expenses	(273)
Expense reimbursement from MSCC	2,413
Total net expenses	(1,116)
Net Loss	$(340)

As a result of the consolidation of the Internal Investment Manager effective April 1, 2013, beginning in the second quarter of 2013 the balance sheet and income statement accounts of the Internal Investment Manager are included in Main Street’s consolidated financial statements and the “Investment in affiliated Internal Investment Manager” and “Expenses reimbursed to affiliated Internal Investment Manager” accounts included in Main Street’s historical consolidated financial statements have zero balances. In addition, as a result of the consolidation of the accounts of the Internal Investment Manager effective April 1, 2013, beginning with the second quarter of 2013, the expenses on Main Street’s income statement that were included in “Expenses reimbursed to affiliated Internal Investment Manager” in prior periods are now included in “Compensation” or “General and administrative” expenses. The consolidation of the Internal Investment Manager has no net effect on net investment income or total expenses reported in any of the comparable periods presented.

The following unaudited supplemental pro forma information has been provided for illustrative purposes only to show the effects on the individual line items in Main Street’s consolidated statements of operations affected for these periods prior to consolidation of the Internal Investment Manager. Future results may vary significantly from the results reflected in the following pro forma financial information because of future events and transactions, as well as other factors. No per share amounts are shown as the consolidation of the Internal Investment Manager would not have changed any per share results. The following pro forma information has been provided for the three months ended March 31, 2014 and 2013 as though the Internal Investment Manager had been consolidated as of the beginning of each period presented.

	Three Months Ended March 31,
	2014	2013
	(Actual)	(Pro-forma)
	(in thousands)
	(Unaudited)

Compensation	$(2,351)	$(2,731)
General and administrative	(1,547)	(1,145)
Expenses reimbursed to affiliated Internal Investment Manager	—	—

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS ATTRIBUTABLE TO COMMON STOCK	$27,234	$23,629

NOTE E — SBIC DEBENTURES

SBIC debentures payable at March 31, 2014 and December 31, 2013 were $225.0 million and $200.2 million, respectively.  The SBIC debentures provide for interest to be paid semi-annually, with principal due at the applicable 10-year maturity date of each debenture. The weighted average annual interest rate on the SBIC debentures as of March 31, 2014 and December 31, 2013 was 4.2% and 3.8%, respectively. Main Street issued $24.8 million of new SBIC debentures under the SBIC program in the first quarter of 2014 to reach the regulatory maximum amount of $225.0 million. The first principal maturity due under the existing SBIC debentures is in 2017, and the remaining weighted average duration as of March 31, 2014 is approximately 7.3 years.  For the three months ended March 31, 2014 and 2013, Main Street recognized interest expense attributable to the SBIC debentures of $2.0 million and $2.7 million, respectively.  Main Street has incurred leverage and other miscellaneous fees of approximately 3.4% of the debenture principal amount.  In accordance with SBA regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA. The Funds are subject to annual compliance examinations by the SBA. There have been no historical findings resulting from these examinations.

As of March 31, 2014, the recorded value of the SBIC debentures was $213.0 million which consisted of (i) $63.2 million recorded at fair value, or $12.0 million less than the $75.2 million face value of the SBIC debentures held in MSC II, and (ii) $149.8 million reported at face value and held in MSMF.  As of March 31, 2014, if Main Street had adopted the fair value option under ASC 825 for all of its SBIC debentures, Main Street estimates the fair value of its SBIC debentures would be approximately $169.1 million, or $55.9 million less than the $225.0 million face value of the SBIC debentures.

NOTE F — CREDIT FACILITY

Main Street maintains the Credit Facility to provide additional liquidity to support its investment and operational activities. The Credit Facility provides for total commitments of $445.0 million from a diversified group of thirteen lenders.  The Credit Facility contains an accordion feature which allows Main Street to increase the total commitments under the facility up to $500 million from new or existing lenders on the same terms and conditions as the existing commitments.

Borrowings under the Credit Facility bear interest, subject to Main Street’s election, on a per annum basis equal to (i) the applicable LIBOR rate (0.15%, as of March 31, 2014) plus 2.25% or (ii) the applicable base rate (Prime Rate, 3.25% as of March 31, 2014) plus 1.25%. Main Street pays unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the assets of the Funds. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio of at least 1.5 to 1.0, and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2018, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval.

At March 31, 2014, Main Street had $236.0 million in borrowings outstanding under the Credit Facility. Main Street recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs, of $1.8 million and $1.2 million, respectively, for the three months ended March 31, 2014 and 2013. As of March 31, 2014, the interest rate on the Credit Facility was 2.4% and Main Street was in compliance with all financial covenants of the Credit Facility.

NOTE G — NOTES

In April 2013, Main Street issued $92.0 million, including the underwriters full exercise of their option to purchase additional principal amounts to cover over-allotments, in aggregate principal amount of 6.125% Notes due 2023 (the “Notes”). The Notes are unsecured obligations and rank pari passu with its current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the Notes; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at Main Street’s option on or after April 1, 2018. The Notes bear interest at a rate of 6.125% per year payable quarterly on January 1, April 1, July 1 and October 1 of each year, beginning July 1, 2013.  Main Street recognized interest expense related to the Notes, including amortization of deferred loan costs, of $1.5 million for the three months ended March 31, 2014.  The total net proceeds to Main Street from the Notes, after underwriting discounts and estimated offering expenses payable by Main Street, were approximately $89.0 million. Main Street has listed the Notes on the New York Stock Exchange under the trading symbol “MSCA”.  Main Street may from time to time repurchase Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of March 31, 2014, the outstanding balance of the Notes was $90.9 million.

The indenture governing the Notes (“the Notes Indenture”) contains certain covenants, including covenants requiring Main Street’s compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the Notes and the Trustee if Main Street ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Notes Indenture.

NOTE H — FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,
Per Share Data:	2014	2013
Net asset value at the beginning of the period	$19.89	$18.59

Net investment income (1)	0.52	0.50
Net realized gain (loss) (1) (2)	0.04	(0.01)
Net change in unrealized appreciation (1) (2)	0.17	0.25
Income tax provision (1) (2)	(0.05)	(0.06)
Net increase in net assets resulting from operations (1)	0.68	0.68

Dividends paid to stockholders from net investment income	(0.50)	(0.79)
Dividends paid to stockholders from realized gains/losses	—	(0.01)
Total dividends paid	(0.50)	(0.80)
Impact of the net change in monthly dividends declared prior to the end of the period and paid in the subsequent period	—	(0.01)
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.03	0.07
Other (3)	0.04	0.02
Net asset value at the end of the period	$20.14	$18.55

Market value at the end of the period	$32.86	$32.09
Shares outstanding at the end of the period	39,945,148	34,773,469

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

	Three Months Ended March 31,
	2014	2013
	(in thousands, except percentages)

Net asset value at end of period	$804,407	$645,210
Average net asset value	$798,470	$644,093
Average outstanding debt	$543,482	$362,000
Ratio of total expenses, including income tax expense, to average net asset value (1) (2)	1.47%	1.62%
Ratio of operating expenses to average net asset value (2)	1.26%	1.30%
Ratio of operating expenses, excluding interest expense, to average net asset value (2)	0.60%	0.70%
Ratio of net investment income to average net asset value (2)	2.60%	2.68%
Portfolio turnover ratio (2)	8.21%	9.69%
Total investment return (2) (3)	1.97%	7.81%
Total return based on change in net asset value (2) (4)	3.44%	3.67%

(1)              Total expenses are the sum of operating expenses and income tax expense. Income tax expense includes deferred taxes and certain other tax items which are non-cash in nature and may vary significantly from period to period.  Main Street is required to include deferred taxes in calculating its total expenses even though these deferred taxes are not currently payable.

(2)              Not annualized.

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

NOTE I — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

Main Street paid regular monthly dividends of $0.165 per share for each month of January through March 2014, with such dividends totaling $19.7 million, or $0.495 per share.  The first quarter 2014 regular monthly dividends represent a 10% increase from the monthly dividends paid for the first quarter of 2013.  During February 2014, Main Street declared and accrued a $0.165 per share monthly dividend that was paid in April 2014. For the three months ended March 31, 2013, Main Street paid total monthly dividends of approximately $15.6 million, or $0.45 per share, and a supplemental dividend of approximately $12.1 million, or $0.35 per share.

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

The determination of the tax attributes for Main Street’s distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year.  Ordinary dividend distributions from a RIC do not qualify for the 20% maximum tax rate (plus a 3.8% Medicare surtax, if applicable) on dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations.  The tax attributes for dividends will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital.

Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
	(estimated, amounts in thousands)

Net increase in net assets resulting from operations	$27,234	$23,629
Share-based compensation expense	853	603
Net change in unrealized appreciation	(6,717)	(8,799)
Income tax provision	1,665	2,051
Pre-tax book (income) loss not consolidated for tax purposes (1)	(470)	4,723
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	(186)	(338)
Estimated taxable income (2)	22,379	21,869
Taxable income earned in prior year and carried forward for distribution in current year	37,046	44,415
Taxable income earned prior to period end and carried forward for distribution next period	(46,259)	(43,776)
Dividend accrued as of period end and paid in the following period	6,591	5,390

Total distributions accrued or paid to common stockholders	$19,757	$27,898

(1)                                 As discussed further in Note D, the Internal Investment Manager was consolidated effective April 1, 2013.  Thus, all periods prior to this date do not include a reconciling item for the income (loss) of the Internal Investment Manager as these periods did not include the results from operations of the Internal Investment Manager in the Net increase in net assets resulting from operations.

(2)                                 Main Street’s taxable income for each period is an estimate and will not be finally determined until the company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

The Taxable Subsidiaries hold certain portfolio investments for Main Street. The Taxable Subsidiaries are consolidated with Main Street for financial reporting purposes, and the investments held by the Taxable Subsidiaries are included in Main Street’s consolidated financial statements as portfolio investments and recorded at fair value. The principal purpose of the Taxable Subsidiaries is to permit Main Street to hold equity investments in portfolio companies which are “pass through” entities for tax purposes in order to continue to comply with the “source income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with Main Street for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities as a result of their ownership of certain portfolio investments. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in Main Street’s consolidated financial statements.

The Internal Investment Manager currently provides investment management advisory services and other services to MSCC and its subsidiaries and receives fee income for such services, in addition to a reimbursement for an allocation of expenses from the External Investment Manager (see further discussion of the Investment Managers in Note D). Beginning April 1, 2013, the Internal Investment Manager is included in Main Street’s consolidated financial statements and reflected as a consolidated subsidiary, but the Internal Investment Manager has elected, for tax purposes, to be treated as a taxable entity and is not consolidated with Main Street for income tax purposes and as a result may generate income tax expense, or benefit, and tax assets and liabilities as a result of its activities. The Internal Investment Manager elected to be treated as a taxable entity to enable it to receive fee income and to allow MSCC to continue to comply with the “source income” requirements contained in the RIC tax provisions of the Code.

The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries and the Investment Manager, if any, are reflected in Main Street’s Consolidated Statement of Operations. For the three months ended March 31, 2014 and 2013, Main Street recognized a net income tax provision of $1.7 million and $2.1 million, respectively, related to deferred taxes of $1.0 million and $1.4 million, respectively, and other taxes of $0.7 million for the three months ended March 31, 2014 and 2013. For the three months ended March 31, 2014 and 2013, the other taxes include $0.2 million and $0.4 million, respectively, related to an accrual for excise tax on Main Street’s estimated spillover taxable income and $0.5 million and $0.3 million, respectively, related to accruals for state and other taxes.

The net deferred tax liability at March 31, 2014 and December 31, 2013 was $6.9 million and $5.9 million, respectively, primarily related to timing differences from net unrealized appreciation of portfolio investments held by the Taxable Subsidiaries, partially offset by net loss carryforwards (primarily resulting from historical realized losses on portfolio investments held by the Taxable Subsidiaries and the operating activities of the Internal Investment Manager), basis differences of portfolio investments held by the Taxable Subsidiaries which are “pass through” entities for tax purposes and excess deductions resulting from the restricted stock plans (see further discussion in Note L).  Due to the consolidation of the Internal Investment Manager (see further discussion in

Note D) on April 1, 2013, the Company recorded a deferred tax asset of $2.2 million through additional paid-in capital relating to the prior periods through March 31, 2013.

In accordance with the  realization requirements of ASC 718, Compensation — Stock Compensation, Main Street uses tax law ordering when determining when tax benefits related to equity compensation greater than equity compensation recognized for financial reporting  should be realized.  For the three months ended March 31, 2014, Main Street has realized a $0.3  million increase to paid-in-capital due to tax deductions related to equity compensation greater than equity compensation recognized for financial reporting.  Additional paid-in capital increases of $1.9  million will be recognized in future periods when such tax benefits are ultimately realized by reducing taxes payable.  Main Street uses tax law ordering when determining when excess tax benefits should be realized.

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

NOTE K — DIVIDEND REINVESTMENT PLAN (“DRIP”)

Main Street’s DRIP provides for the reinvestment of dividends on behalf of its stockholders, unless a stockholder has elected to receive dividends in cash. As a result, if Main Street declares a cash dividend, the company’s stockholders who have not “opted out” of the DRIP by the dividend record date will have their cash dividend automatically reinvested into additional shares of MSCC common stock. The share requirements of the DRIP may be satisfied through the issuance of shares of common stock or through open market purchases of common stock. Newly issued shares will be valued based upon the final closing price of MSCC’s common stock on the valuation date determined for each dividend by Main Street’s Board of Directors. Shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased, before any associated brokerage or other costs. Main Street’s DRIP is administered by its transfer agent on behalf of Main Street’s record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in Main Street’s DRIP but may provide a similar dividend reinvestment plan for their clients.

For the three months ended March 31, 2014, $3.2 million of the total $19.7 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 93,328 newly issued shares. For the three months ended March 31, 2013, $5.3 million of the total $27.7 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 164,760 newly issued shares. The shares disclosed above relate only to Main Street’s DRIP and exclude any activity related to broker-managed dividend reinvestment plans.

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

Main Street’s Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2008 Equity Incentive Plan. These shares generally vest over a four-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street’s Board of Directors, net of shares forfeited, and the remaining shares of restricted stock available for issuance as of March 31, 2014.

Restricted stock authorized under the plan	2,000,000
Less net restricted stock (granted)/forfeited on:
July 1, 2008	(245,645)
July 1, 2009	(98,993	)(1)
July 1, 2010	(149,357)
June 20, 2011	(117,728)
June 20, 2012	(133,973)
Quarter ended December 31, 2012	(12,476)
Quarter ended March 31, 2013	(1,100)
June 20, 2013	(246,823)
Quarter ended September 30, 2013	(21,688)
Quarter ended December 31, 2013	1,093	(1)
Quarter ended March 31, 2014	(397)

Restricted stock available for issuance as of March 31, 2014	972,913

(1)                                 Shares indicated are net of forfeited shares

The following table summarizes the restricted stock issued to Main Street’s independent directors pursuant to the Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election to the board and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period.

Restricted stock authorized under the plan	200,000
Less restricted stock granted on:
July 1, 2008	(20,000)
July 1, 2009	(8,512)
July 1, 2010	(7,920)
June 20, 2011	(6,584)
August 3, 2011	(1,658)
June 20, 2012	(5,060)
June 13, 2013	(4,304)
August 6, 2013	(980)

Restricted stock available for issuance as of March 31, 2014	144,982

For the three months ended March 31, 2014 and 2013, Main Street recognized total share-based compensation expense of $0.9 million and $0.6  million, respectively, related to the restricted stock issued to Main Street employees and independent directors.

As of March 31, 2014, there was $7.7  million of total unrecognized compensation expense related to Main Street’s non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 2.8  years as of March 31, 2014.

NOTE M — COMMITMENTS AND CONTINGENCIES

At March 31, 2014, Main Street had a total of $107.6 million in outstanding commitments comprised of (i) 15 commitments to fund revolving loans that had not been fully drawn and (ii) five capital commitments that had not been fully called.

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

NOTE N — RELATED PARTY TRANSACTIONS

As discussed further in Note D, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of Main Street’s Investment Portfolio. At March 31, 2014, MSCC had a receivable of $0.3 million due from the External Investment Manager related to operating expenses incurred by the Internal Investment Manager required to support the External Investment Manager’s business, net of any waived expenses.

In June 2013, Main Street adopted a deferred compensation plan for the non-employee members of its board of directors, which allows the directors at their option to defer all or a portion of the fees paid for their services as directors and have such deferred fees paid in shares of Main Street common stock within 90 days after the participant’s end of service as a director.  As of March 31, 2014, $0.3 million of directors’ fees had been deferred under this plan.  These deferred fees represented 9,858 shares of Main Street common shares.  These shares will not be issued or included as outstanding on the consolidated statement of changes in net assets until each applicable participant’s end of service as a director, but will be included in operating expenses and weighted average shares outstanding on Main Street’s consolidated statement of operations as earned.

NOTE O — SUBSEQUENT EVENTS

During April 2014, Main Street completed a follow-on public equity offering of 4,600,000 shares of common stock, including the underwriters’ full exercise of their option to purchase 600,000 additional shares, at a price to the public of $31.50 per share, resulting in total gross proceeds of approximately $144.9 million, less underwriters’ commissions of approximately $5.1 million and other expenses of approximately $0.2 million.

During April 2014, Main Street received an exemptive order from the SEC permitting co-investments by Main Street and HMS Income in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. Main Street intends to make such co-investments with HMS Income in accordance with the conditions of the order. The order requires, among other things, that Main Street and the External Investment Manager consider whether each such investment opportunity is appropriate for HMS Income and, if it is appropriate, to propose an allocation of the investment opportunity between Main Street and HMS Income.

During April 2014, Main Street declared a semi-annual supplemental cash dividend of $0.275 per share payable in June 2014.  This supplemental cash dividend is in addition to the previously announced regular monthly cash dividends that Main Street declared for the second quarter of 2014 of $0.165 per share for each of April, May and June 2014, and represents a 38% increase from the semi-annual supplemental cash dividend paid in mid-year 2013.

During May 2014, Main Street declared regular monthly dividends of $0.165 per share for each month of July, August and September of 2014. These regular monthly dividends equal a total of $0.495 per share for the third quarter of 2014. The third quarter 2014 regular monthly dividends represent a 6% increase from the regular monthly dividends declared for the third quarter of 2013. Including the semi-annual supplemental dividend payable in June 2014 and the regular monthly dividends declared for the third quarter of 2014, Main Street will have paid $12.45 per share in cumulative dividends since its October 2007 initial public offering.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this section contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Cautionary Statement Concerning Forward Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (“the SEC”) on February 28, 2014, and contained herein, for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the consolidated financial statements and related notes and other financial information included in the Annual Report on Form 10-K for the year ended December 31, 2013.

ORGANIZATION

Main Street Capital Corporation (“MSCC”) was formed in March 2007 for the purpose of (i) acquiring 100% of the equity interests of Main Street Mezzanine Fund, LP (“MSMF”) and its general partner, Main Street Mezzanine Management, LLC, (ii) acquiring 100% of the equity interests of Main Street Capital Partners, LLC (the “Internal Investment Manager”), (iii) raising capital in an initial public offering, which was completed in October 2007 (the “IPO”), and (iv) thereafter operating as an internally managed business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). MSMF is licensed as a Small Business Investment Company (“SBIC”) by the United States Small Business Administration (“SBA”) and the Internal Investment Manager acts as MSMF’s manager and investment adviser. Because we wholly own the Internal Investment Manager, which employs all of the executive officers and other employees of MSCC, we do not pay any external investment advisory fees, but instead we incur the operating costs associated with employing investment and portfolio management professionals through the Internal Investment Manager. The IPO and related transactions discussed above were consummated in October 2007 and are collectively termed the “Formation Transactions.”

During January 2010, MSCC acquired (the “Exchange Offer”) approximately 88% of the total dollar value of the limited partner interests in Main Street Capital II, LP (“MSC II” and, together with MSMF, the “Funds”) and 100% of the membership interests in the general partner of MSC II, Main Street Capital II GP, LLC (“MSC II GP”). MSC II is an investment fund that operates as an SBIC and commenced operations in January 2006. During the first quarter of 2012, MSCC acquired all of the remaining minority ownership in the total dollar value of the MSC II limited partnership interests (the “Final MSC II Exchange”). The Exchange Offer and related transactions, including the acquisition of MSC II GP interests and the Final MSC II Exchange, are collectively termed the “Exchange Offer Transactions.”

MSC Adviser I, LLC (the “External Investment Manager” and, together with the Internal Investment Manager, the “Investment Managers”) was formed in November 2013 as a wholly owned subsidiary of MSCC to provide investment management advisory and other services to parties other than MSCC and its subsidiaries (“External Parties”) and receive fee income for such services. MSCC has been granted no action relief by the Securities and Exchange Commission (“SEC”) to allow the External Investment Manager to register as a registered investment adviser (“RIA”) under Investment Advisers Act of 1940, as amended (the “Advisers Act”), to provide investment management services to External Parties. The External Investment Manager is accounted for as a portfolio investment of MSCC, since the External Investment Manager conducts all of its investment management activities for parties outside of MSCC and its consolidated subsidiaries.

MSCC has elected to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, MSCC generally will not pay corporate-level federal income taxes on any net ordinary income or capital gains that it distributes to its stockholders as dividends.

MSCC has direct and indirect wholly owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The primary purpose of these entities is to hold certain investments that generate “pass through” income for tax purposes. Each of the Investment Managers is also a direct wholly owned subsidiary that has elected to be a taxable entity.  The Taxable Subsidiaries and the Investment Managers are each taxed at their normal corporate tax rates based on their taxable income.

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

Our principal investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and capital appreciation from our equity and equity related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. Our LMM companies generally have annual revenues between $10 million and $150 million, and our LMM portfolio investments generally range in size from $5 million to $50 million. Our Middle Market investments are made in businesses that are generally larger in size than our LMM portfolio companies, with annual revenues typically between $150 million and $1.5 billion, and our Middle Market investments generally range in size from $3 million to $15 million. Our private loan (“Private Loan”) investments are made in businesses that are consistent with the size of companies in our LMM portfolio or our Middle Market portfolio, but are investments which have been originated through strategic relationships with other investment funds on a collaborative basis. The structure, terms and conditions for these Private Loan investments are typically consistent with the structure, terms and conditions for the loans made in our LMM portfolio or Middle Market portfolio.

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

Our external asset management business is conducted through our External Investment Manager. We have entered into an agreement through the Internal Investment Manager to provide the External Investment Manager with asset management service support for HMS Income Fund, Inc. (“HMS Income”). Through this agreement, we provide management and other services to the External Investment Manager, as well as access to our employees, infrastructure, business relationships, management expertise and capital raising capabilities. Beginning in the first quarter of 2014, we charge the External Investment Manager an allocation of expenses for the use of these services and, our total expenses for the first quarter of 2014 include an offset of $0.3 million for the allocation of these expenses. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed.

We seek to fill the current financing gap for LMM businesses, which, historically, have had more limited access to financing from commercial banks and other traditional sources. The underserved nature of the LMM creates the opportunity for us to meet the financing needs of LMM companies while also negotiating favorable transaction terms and equity participations. Our ability to invest across a company’s capital structure, from secured loans to equity securities, allows us to offer portfolio companies a comprehensive suite of financing options, or a “one stop” financing solution. Providing customized, “one stop” financing solutions has become even more relevant to our LMM portfolio companies in the current investing environment. We generally seek to partner directly with entrepreneurs, management teams and business owners in making our investments. Our LMM portfolio debt investments are generally secured by a first lien on the assets of the portfolio company and typically have a term of between five and seven years. We believe that our LMM investment strategy has a lower correlation to the broader debt and equity markets.

As of March 31, 2014, we had debt and equity investments in 61 LMM portfolio companies with an aggregate fair value of approximately $654.4 million, with a total cost basis of approximately $530.6 million, and a weighted average annual effective yield on our LMM debt investments of approximately 15.1%. As of March 31, 2014, approximately 75% of our total LMM portfolio investments at cost were in the form of debt investments and approximately 86% of such debt investments at cost were secured by first priority liens on the assets of our LMM portfolio companies. At March 31, 2014, we had equity ownership in approximately 95% of our LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 33%. As of December 31, 2013, we had debt and equity investments in 62 LMM portfolio companies with an aggregate fair value of approximately $659.4 million, with a total cost basis of approximately $543.3 million and a weighted average annual effective yield on our LMM debt investments of approximately 14.7%. As of December 31, 2013, approximately 76% of our total LMM portfolio investments at cost were in the form of debt investments and approximately 86% of such debt investments at cost were secured by first priority liens on the assets of our LMM portfolio companies. At December 31, 2013, we had equity ownership in approximately 94% of our LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 33%.The weighted average annual yields were computed using the effective interest rates for all debt investments at cost as of March 31, 2014 and December 31, 2013, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status.

In addition to our LMM investment strategy, we pursue investments in Middle Market companies. Our Middle Market portfolio investments primarily consist of direct investments in or secondary purchases of interest bearing debt securities in privately held companies that are generally larger in size than the LMM companies included in our LMM portfolio. Our Middle Market portfolio debt investments are generally secured by either a first or second priority lien on the assets of the portfolio company and typically have an expected duration of between three and five years.

As of March 31, 2014, we had Middle Market portfolio investments in 89 companies, collectively totaling approximately $491.6 million in fair value with a total cost basis of approximately $487.4 million. The weighted average EBITDA for the 89 Middle Market portfolio companies was approximately $71.3 million as of March 31, 2014. As of March 31, 2014, substantially all of our Middle Market portfolio investments were in the form of debt investments and approximately 92% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on our Middle Market portfolio debt investments was approximately 7.6% as of March 31, 2014.  As of December 31, 2013, we had Middle Market portfolio investments in 92 companies collectively totaling approximately $471.5 million in fair value with a total cost basis of approximately $468.3 million. The weighted average EBITDA for the 92 Middle Market portfolio companies was approximately $79.0 million as of December 31, 2013. As of December 31, 2013, substantially all of our Middle Market portfolio investments were in the form of debt investments and approximately 92% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on our Middle Market portfolio debt investments was approximately 7.8% as of December 31, 2013.  The weighted average annual yields were computed using the effective interest rates for all debt investments at cost as of March 31, 2014 and December 31, 2013, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments.

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

As of March 31, 2014, we had Private Loan portfolio investments in 17 companies, collectively totaling approximately $116.6 million in fair value with a total cost basis of approximately $119.4 million. The weighted average EBITDA for the 17 Private Loan portfolio companies was approximately $7.1 million as of March 31, 2014.  As of March 31, 2014, approximately 96% of our Private Loan portfolio investments were in the form of debt investments and approximately 99% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on our Private Loan portfolio debt investments was approximately 11.1% as of March 31, 2014. As of December 31, 2013, we had Private Loan portfolio investments in 15 companies, collectively totaling approximately $111.5 million in fair value with a total cost basis of approximately $111.3 million. The weighted average EBITDA for the 15 Private Loan portfolio companies was approximately $18.4 million as of December 31, 2013. As of December 31, 2013, approximately 95% of our Private Loan portfolio investments were in the form of debt investments and approximately 98% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on our Private Loan portfolio debt investments was approximately 11.3% as of December 31, 2013. The weighted average annual yields were computed using the effective interest rates for all debt investments at cost as of March 31, 2014 and December 31, 2013, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments.

As of March 31, 2014, we had Other Portfolio investments in five companies, collectively totaling approximately $43.9 million in fair value and approximately $41.3 million in cost basis and which comprised 3.4% of our Investment Portfolio at fair value as of March 31, 2014. As of December 31, 2013, we had Other Portfolio investments in six companies, collectively totaling approximately $42.8 million in fair value and approximately $40.1 million in cost basis and which comprised 3.3% of our Investment Portfolio at fair value as of December 31, 2013.

As discussed further above, we hold an investment in the External Investment Manager, a wholly owned subsidiary that is treated as a portfolio investment. As of March 31, 2014, there was no cost basis in this investment and the investment had a fair value of $2.3 million, which comprised 0.2%  of our Investment Portfolio at fair value. As of December 31, 2013, there was no cost basis in this investment and the investment had a fair value of $1.1 million, which comprised 0.1% of our Investment Portfolio at fair value.

Our portfolio investments are generally made through MSCC and the Funds.  MSCC and the Funds share the same investment strategies and criteria, although they are subject to different regulatory regimes. An investor’s return in MSCC will depend, in part, on the Funds’ investment returns as MSMF and MSC II are both wholly owned subsidiaries of MSCC.

The level of new portfolio investment activity will fluctuate from period to period based upon our view of the current economic fundamentals, our ability to identify new investment opportunities that meet our investment criteria, and our ability to consummate the identified opportunities. The level of new investment activity, and associated interest and fee income, will directly impact future investment income. In addition, the level of dividends paid by portfolio companies and the portion of our portfolio debt investments on non-accrual status will directly impact future investment income. While we intend to grow our portfolio and our investment income over the long term, our growth and our operating results may be more limited during depressed economic periods.

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

MSCC and its consolidated subsidiaries are internally managed by the Internal Investment Manager, a wholly owned subsidiary of MSCC, which employs all of the executive officers and other employees of Main Street. Because the Internal Investment Manager is wholly owned by MSCC, Main Street does not pay any external investment advisory fees, but instead incurs the operating costs associated with employing investment and portfolio management professionals through the Internal Investment Manager. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio.  For the three months ended March 31, 2014, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.4% on an annualized basis, compared to 1.7% on an annualized basis for the three months ended March 31, 2013 and 1.7% for the year ended December 31, 2013 (excluding interest expense and excluding the effect of the accelerated vesting of restricted stock of our retired Executive Vice-Chairman, which resulted in additional share-compensation expense of $1.3 million during the year ended December 31, 2013).  Including the effect of the accelerated vesting of restricted stock, the ratio for the year ended December 31, 2013 would have been 1.8%.

During May 2012, MSCC entered into an investment sub advisory agreement with HMS Adviser, LP (“HMS Adviser”), which is the investment advisor to HMS Income, a non-publicly traded BDC whose registration statement on Form N-2 was declared effective by the SEC in June 2012, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining no-action relief from the SEC to allow us to own a registered investment adviser, MSCC assigned the sub advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on MSCC’s ability to meet the source of income requirement necessary for it to maintain its RIC tax treatment. Under the investment sub advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. However, MSCC and the External Investment Manager agreed to waive all such fees from the effective date of HMS Adviser’s registration statement on Form N 2 through December 31, 2013. As a result, as of December 31, 2013, neither MSCC nor the External Investment Manager had received any base management fee or incentive fees under the investment sub advisory agreement and neither is due any unpaid compensation for any base management fee or incentive fees under the investment sub-advisory agreement through December 31, 2013. Neither MSCC nor the External Investment Manager has waived the External Investment Manager’s management or incentive fees after December 31, 2013 and, as a result, the External Investment Manager began accruing such fees on January 1, 2014.

CRITICAL ACCOUNTING POLICIES

Basis of Presentation

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). For each of the periods presented herein, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries (which as noted above and discussed in detail below, include the Funds and the Taxable Subsidiaries and, beginning April 1, 2013, include the Internal Investment Manager which was previously treated as a portfolio investment). The Investment Portfolio, as used herein, refers to all of our investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments, the investment in the External Investment Manager and, for all periods up to and including March 31, 2013, the investment in the Internal Investment Manager, but excludes all “Marketable securities and idle funds investments”, and, for all periods after March 31, 2013, the Investment Portfolio also excludes the investment in the Internal Investment Manager. For all periods up to and including the period ending March 31, 2013, the Internal Investment Manager was accounted for as a portfolio investment (see further discussion above) and was not consolidated with MSCC and its consolidated subsidiaries. For all periods after March 31, 2013, the Internal Investment Manager is consolidated with MSCC and its other consolidated subsidiaries. “Marketable securities and idle funds investments” are classified as financial instruments and are reported separately on our Consolidated Balance Sheets and Consolidated Schedule of Investments due to the nature of such investments. Our results of operations and cash flows for the three months ended March 31, 2014 and March 31, 2013 and our financial position as of March 31, 2014 and December 31, 2013, are presented on a consolidated basis. The effects of all intercompany transactions between us and our consolidated subsidiaries have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2013. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the Audit and Accounting Guide for Investment Companies issued by the American Institute of Certified Public Accountants (the “AICPA Guide”), we are precluded from consolidating portfolio company investments, including those in which we have a controlling interest, unless the portfolio company is another investment company. An exception to this general principle in the AICPA Guide occurs if we hold a controlling interest in an operating company that provides all or substantially all of its services directly to us, or to its portfolio companies. None of the portfolio investments made by us qualify for this exception, including the investment in the External Investment Manager, except as discussed below with respect to the Internal Investment Manager. Therefore, the Investment Portfolio is carried on the balance sheet at fair value, with any adjustments to fair value recognized as “Net Change in Unrealized Appreciation (Depreciation)” on our Statement of Operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a “Net Realized Gain (Loss) from Investments.” For all periods prior to and including March 31, 2013, the Internal Investment Manager was accounted for as a portfolio investment and included as part of the Investment Portfolio in our consolidated financial statements. The Internal Investment Manager was consolidated with MSCC and its other consolidated subsidiaries prospectively beginning April 1, 2013 as the controlled operating subsidiary is providing substantially all of its services directly or indirectly to Main Street or its portfolio companies.

Investment Portfolio Valuation

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. As of March 31, 2014 and December 31, 2013, approximately 95% of our total assets at each date represented our Investment Portfolio valued at fair value.  We are required to report our investments at fair value. We follow the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification” or “ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.  ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable, and willing and able to transact.

Our portfolio strategy calls for us to invest primarily in illiquid debt and equity securities issued by private, LMM companies and debt securities issued by Middle Market companies that are generally larger in size than the LMM companies. We categorize some of our investments in LMM companies and Middle Market companies as Private Loan portfolio investments, which are primarily debt securities issued by companies that are consistent in size with either the LMM companies or Middle Market companies, but are investments which have been originated through strategic relationships with other investment funds on a collaborative basis. The structure, terms and conditions for these Private Loan investments are typically consistent with the structure, terms and conditions for the loans made in our LMM portfolio or Middle Market portfolio.  Our portfolio also includes Other Portfolio investments which primarily consist of investments that are not consistent with the typical profiles for our LMM portfolio investments, Middle Market portfolio investments or Private Loan portfolio investments, including investments which may be managed by third parties. Our portfolio investments may be subject to restrictions on resale.

LMM investments and Other Portfolio investments generally have no established trading market while Middle Market securities generally have established markets that are not active. Private Loan investments may include investments which have no established trading market or have established markets that are not active. We determine in good faith the fair value of our Investment Portfolio pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by our Board of Directors and in accordance with the 1940 Act. Our valuation policies and processes are intended to provide a consistent basis for determining the fair value of the portfolio.

For LMM portfolio investments, we generally review external events, including private mergers, sales and acquisitions involving comparable companies, and include these events in the valuation process by using an enterprise value waterfall (“Waterfall”) for our LMM equity investments and an income approach using a yield-to-maturity model (“Yield-to-Maturity”) for our LMM debt investments. For Middle Market portfolio investments, we primarily use observable inputs such as quoted prices in the valuation process. We determine the appropriateness of the use of third-party broker quotes, if any, in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company and other market indices. For Middle Market and Private Loan portfolio investments in debt securities for which we have determined that third-party quotes or other independent pricing are not available or appropriate, we generally estimate the fair value based on the assumptions that we believe hypothetical market participants would use to value the investment in a current hypothetical sale using the Yield-to-Maturity valuation method.  For our Other Portfolio equity investments, we generally calculate the fair value of the investment primarily based on the net asset value (“NAV”) of the fund.  All of the valuation approaches for our portfolio investments estimate the value of the investment as if we were to sell, or exit, the investment as of the measurement date.

Under the Waterfall valuation method, we estimate the enterprise value of a portfolio company using a combination of market and income approaches or other appropriate valuation methods, such as considering recent transactions in the equity securities of the portfolio company or third-party valuations of the portfolio company, and then perform a waterfall calculation by using the enterprise value over the portfolio company’s securities in order of their preference relative to one another. The Waterfall method assumes the loans and equity securities are sold to the same market participant, which we believe is consistent with our past transaction history and standard industry practices. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”), cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, we analyze various factors including the portfolio company’s historical and projected financial results. The operating results of a portfolio company may include unaudited, projected, budgeted or pro forma financial information and may require adjustments for non-recurring items or to normalize the operating results that may require significant judgment in our determination. In addition, projecting future financial results requires significant judgment regarding future growth assumptions. In evaluating the operating results, we also analyze the impact of exposure to litigation, loss of customers or other contingencies. After determining the appropriate enterprise value, we allocate the enterprise value to investments in order of the legal priority of the various components of the portfolio company’s capital structure.  In applying the Waterfall valuation method, we assume the loans are paid off at the principal amount in a change in control transaction and are not assumed by the buyer.

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

Under the Yield-to-Maturity valuation method, we will also use the income approach to determine the fair value of these securities, based on projections of the discounted future free cash flows that the debt security will likely generate and which includes using a Yield-to-Maturity approach that analyzes the discounted cash flows of interest and principal amounts for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Our estimate of the expected repayment date of our debt securities is generally the legal maturity date of the instrument, as we generally intend to hold our loans and debt securities to maturity. The Yield-to-Maturity analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. We will use the value determined by the Yield-to-Maturity analysis as the fair value for that security; however, because of our general intent to hold our loans to maturity, the fair value will not exceed the principal amount of the debt security valued using the Yield-to-Maturity valuation method. A change in the assumptions that we use to estimate the fair value of our debt securities using the Yield-to-Maturity valuation method could have a material impact on the determination of fair value. If there is deterioration in credit quality or if a debt security is in workout status, we may consider other factors in determining the fair value of the debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis.

Under the NAV valuation method, for an investment in an investment fund that does not have a readily determinable fair value, we will measure the fair value of the investment predominately based on the NAV of the investment fund as of the measurement date. However, in determining the fair value of the investment, we may consider whether adjustments to the NAV are necessary in certain circumstances, based on the analysis of any restrictions on redemption of our investment as of the measurement date, recent actual sales or redemptions of interests in the investment fund, and expected future cash flows available to equity holders, including the rate of return on those cash flows compared to an implied market return on equity required by market participants, or other uncertainties surrounding our ability to realize the full NAV of our interests in the investment fund.

Pursuant to our internal valuation process and the requirements under the 1940 Act, we perform valuation procedures on our investments in each LMM portfolio company quarterly. In addition to our internal valuation process, in arriving at estimates of fair value for our investments in our LMM portfolio companies, we, among other things, consult with a nationally recognized independent financial advisory services firm. The nationally recognized independent advisor is generally consulted relative to our investments in each LMM portfolio company at least once in every calendar year, and for our investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result is not in our stockholders’ best interest, to consult with the nationally recognized independent advisor on our investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of our investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. We consulted with our independent advisor in arriving at our determination of fair value on our investments in a total of 17 LMM portfolio companies for the three months ended March 31, 2014, representing approximately 29% of the total LMM portfolio at fair value as of March 31, 2014 and on a total of 15 LMM portfolio companies for the three months ended March 31, 2013, representing approximately 23% of the total LMM portfolio at fair value as of March 31, 2013. Excluding our investments in new LMM portfolio companies which have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment as of March 31, 2014 and 2013, as applicable, the percentage of the LMM portfolio reviewed for the three months ended March 31, 2014 and 2013 was 32% and 29% of total LMM portfolio at fair value as of March 31, 2014 and 2013, respectively.

For valuation purposes, all of our Middle Market portfolio investments are non-control investments for which we do not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors. We primarily use observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing, to the extent such sufficient observable inputs are available to determine fair value. For Middle Market portfolio investments for which we have determined that third-party quotes or other independent pricing are not available or appropriate, we generally estimate the fair value based on the assumptions that we believe hypothetical market participants would use to value the our Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and our Middle Market equity investments in a current hypothetical sale using the Waterfall Valuation method.

For valuation purposes, all of our Private Loan portfolio investments are non-control investments for which we do not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors.  For Private Loan portfolio investments for which we have determined that third-party quotes or other independent pricing are not available or appropriate, we generally estimate the fair value based on the assumptions that we believe hypothetical market participants would use to value the our Private Loan debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and our Private Loan equity investments in a current hypothetical sale using the Waterfall Valuation method.

For valuation purposes, all of our Other Portfolio investments are non-control investments for which we generally do not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors. Our Other Portfolio investments comprised 3.4 % and 3.3%, respectively, of our Investment Portfolio at fair value as of March 31, 2014 and December 31, 2013. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For our Other Portfolio equity investments, we generally determine the fair value of our investments using the NAV valuation method. For Other Portfolio debt investments, we determine the fair value of these investments through obtaining third-party quotes or other independent pricing to the extent the use of these inputs are available and appropriate to determine fair value. To the extent such observable inputs are not available or appropriate, we value these Other Portfolio debt investments using the Yield-to-Maturity valuation method. For Other Portfolio investments for which we have determined that third-party quotes or other independent pricing are not available or appropriate, we generally estimate the fair value based on the assumptions that we believe hypothetical market participants would use to value the our Other Portfolio debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method.

For valuation purposes, our investment in the External Investment Manager is a control investment for which we have a controlling interest in the portfolio company and the ability to nominate a majority of the portfolio company’s board of directors. Market quotations are not readily available for this investment, and as a result, we determine the fair value of the External Investment Manager using the Waterfall methodology under the market approach. In estimating the enterprise value, we analyze various factors, including the entity’s historical and projected financial results, as well as its size, marketability and performance relative to the population of market multiples. This valuation approach estimates the value of the investment as if we were to sell, or exit, the investment. In addition, we consider the value associated with our ability to control the capital structure of the company, as well as the timing of a potential exit.

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

Our Board of Directors has the final responsibility for reviewing and approving, in good faith, our determination of the fair value for our Investment Portfolio, as well as our valuation procedures, consistent with the 1940 Act requirements. We believe our Investment Portfolio as of March 31, 2014 and December 31, 2013 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

Payment-in-Kind (“PIK”) Interest and Cumulative Dividends

We hold debt and preferred equity instruments in our Investment Portfolio that contain payment in kind (“PIK”) interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed. To maintain RIC tax treatment (as discussed below), these non cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We will stop accruing PIK interest and cumulative dividends and will write off any accrued and uncollected interest and dividends in arrears when it is determined that such PIK interest and dividends in arrears are no longer collectible. For the three months ended March 31, 2014 and 2013, (i) approximately 5.4% and 5.2%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.2% and 0.7%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.

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

Income Taxes

MSCC has elected to be treated for federal income tax purposes as a RIC. As a RIC, MSCC generally will not pay corporate level federal income taxes on any net ordinary income or capital gains that MSCC distributes to its stockholders as dividends. MSCC must generally distribute at least 90% of its investment company taxable income to qualify for pass through tax treatment and maintain its RIC status. As part of maintaining RIC status, undistributed taxable income (subject to a 4% excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared prior to the filing of the federal income tax return for the applicable fiscal year.

The Taxable Subsidiaries hold certain portfolio investments for us. The Taxable Subsidiaries are consolidated with us for financial reporting purposes, and the portfolio investments held by them are included in our consolidated financial statements. The Taxable Subsidiaries permit us to hold equity investments in portfolio companies which are “pass-through” entities for tax purposes and continue to comply with the “source-income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for income tax purposes and may generate income tax expense, or benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements.

The Internal Investment Manager has elected, for tax purposes, to be treated as a taxable entity, is not consolidated with us for income tax purposes and is taxed at normal corporate tax rates based on its taxable income, or loss, and, as a result of its activities, may generate income tax expense or benefit. The Internal Investment Manager elected to be treated as a taxable entity to enable it to receive fee income and to allow MSCC to continue to comply with the “source income” requirements contained in the RIC tax provisions of the Code. The taxable income, or loss, of the Internal Investment Manager may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. Through March 31, 2013, the Internal Investment Manager provided for any income tax expense, or benefit, and any related tax assets or liabilities, in its separate financial statements. Beginning April 1, 2013, the Internal Investment Manager is included in our consolidated financial statements and reflected as a consolidated subsidiary and any income tax expense, or benefit, and any related tax assets and liabilities, are reflected in our consolidated financial statements.

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

INVESTMENT PORTFOLIO COMPOSITION

LMM portfolio investments primarily consist of secured debt, equity warrants and direct equity investments in privately held, LMM companies based in the United States. Our LMM portfolio companies generally have annual revenues between $10 million and $150 million, and our LMM investments generally range in size from $5 million to $50 million. The LMM debt investments are typically secured by either a first or second lien on the assets of the portfolio company, primarily bear interest at fixed rates, and generally have a term of between five and seven years from the original investment date. In most LMM portfolio companies, we usually receive nominally priced equity warrants and/or make direct equity investments in connection with a debt investment.

Middle Market portfolio investments primarily consist of direct investments in or secondary purchases of interest-bearing debt securities in privately held companies based in the United States that are generally larger in size than the LMM companies included in our LMM portfolio. Our Middle Market portfolio companies generally have annual revenues between $150 million and $1.5 billion, and our Middle Market investments generally range in size from $3 million to $15 million. Our Middle Market portfolio debt investments are generally secured by either a first or second priority lien on the assets of the company and typically have a term of between three and five years.

Our Private Loan portfolio investments primarily consist of investments in interest-bearing debt securities in companies that are consistent with the size of companies in our LMM portfolio or our Middle Market portfolio, but are investments which have been originated through strategic relationships with other investment funds on a collaborative basis. Our Private Loan portfolio debt investments are generally secured by either a first or second priority lien on the assets of the company and typically have a term of between three and seven years.

Our Other Portfolio investments primarily consist of investments which are not consistent with the typical profiles for LMM, Middle Market and Private Loan portfolio investments, including investments which may be managed by third parties. In the Other Portfolio, we may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds.

Our external asset management business is conducted through our External Investment Manager. We have entered into an agreement through the Internal Investment Manager to provide the External Investment Manager with asset management service support for HMS Income Fund, Inc. (“HMS Income”). Through this agreement, we provide management and other services to the External Investment Manager, as well as access to our employees, infrastructure, business relationships, management expertise and capital raising capabilities. Beginning in the first quarter of 2014, we charge the External Investment Manager an allocation of expenses for the use of these services, and our total expenses for the first quarter of 2014 include an offset of $0.3 million for the allocation of these expenses. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed.

The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments as of March 31, 2014 and December 31, 2013 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	March 31, 2014	December 31, 2013
First lien debt	79.4%	79.0%
Equity	10.3%	10.4%
Second lien debt	7.9%	8.4%
Equity warrants	1.9%	1.9%
Other	0.5%	0.3%
	100.0%	100.0%

Fair Value:	March 31, 2014	December 31, 2013
First lien debt	69.6%	69.9%
Equity	20.0%	19.3%
Second lien debt	7.1%	7.6%
Equity warrants	2.8%	2.9%
Other	0.5%	0.3%
	100.0%	100.0%

The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments as of March 31, 2014 and December 31, 2013 (this information excludes the Other Portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	March 31, 2014	December 31, 2013
Southwest	26.9%	27.8%
West	19.0%	19.1%
Northeast	19.0%	18.0%
Midwest	15.6%	15.4%
Southeast	15.5%	15.6%
Canada	1.2%	1.2%
Other Non-United States	2.8%	2.9%
	100.0%	100.0%

Fair Value:	March 31, 2014	December 31, 2013
Southwest	30.4%	30.9%
West	20.0%	20.1%
Northeast	18.5%	17.6%
Midwest	15.1%	15.0%
Southeast	12.4%	12.6%
Canada	1.1%	1.1%
Other Non-United States	2.5%	2.7%
	100.0%	100.0%

Our LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by industry at cost and fair value as of March 31, 2014 and December 31, 2013 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	March 31, 2014	December 31, 2013
Energy Equipment & Services	10.4%	10.7%
Media	8.6%	7.8%
Specialty Retail	6.6%	7.2%
Hotels, Restaurants & Leisure	6.3%	5.8%
IT Services	5.5%	6.1%
Health Care Providers & Services	5.3%	5.8%
Commercial Services & Supplies	4.9%	5.1%
Machinery	3.8%	3.3%
Construction & Engineering	3.7%	4.1%
Diversified Telecommunication Services	3.3%	3.3%
Software	3.2%	3.8%
Oil, Gas & Consumable Fuels	3.1%	3.2%
Internet Software & Services	3.1%	2.5%
Road & Rail	2.7%	2.7%
Diversified Consumer Services	2.7%	2.4%
Electronic Equipment, Instruments & Components	2.3%	2.3%
Chemicals	2.0%	1.3%
Auto Components	1.6%	1.6%
Trading Companies & Distributors	1.4%	1.5%
Professional Services	1.4%	1.4%
Food Products	1.4%	0.9%
Building Products	1.3%	1.4%
Textiles, Apparel & Luxury Goods	1.1%	1.6%
Health Care Equipment & Supplies	1.1%	1.2%
Consumer Finance	1.1%	1.1%
Containers & Packaging	1.1%	1.0%
Household Products	1.0%	0.5%
Other (1)	10.0%	10.4%
	100.0%	100.0%

(1)         Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

Fair Value:	March 31, 2014	December 31, 2013
Energy Equipment & Services	9.5%	10.2%
Media	8.2%	7.6%
Specialty Retail	6.0%	6.5%
Hotels, Restaurants & Leisure	6.0%	5.6%
Machinery	5.7%	5.3%
Health Care Providers & Services	5.0%	5.6%
IT Services	5.0%	5.6%
Commercial Services & Supplies	4.3%	4.6%
Diversified Consumer Services	4.3%	3.9%
Construction & Engineering	4.2%	4.6%
Diversified Telecommunication Services	3.7%	3.6%
Internet Software & Services	3.5%	2.9%
Software	3.4%	4.0%
Road & Rail	3.0%	3.0%
Oil, Gas & Consumable Fuels	2.8%	2.9%
Electronic Equipment, Instruments & Components	2.4%	2.4%
Chemicals	1.9%	1.2%
Auto Components	1.7%	1.5%
Paper & Forest Products	1.4%	1.3%
Trading Companies & Distributors	1.3%	1.3%
Food Products	1.3%	0.8%
Professional Services	1.2%	1.2%
Textiles, Apparel & Luxury Goods	1.0%	1.4%
Building Products	1.0%	1.0%
Containers & Packaging	1.0%	0.9%
Health Care Equipment & Supplies	0.9%	1.0%
Other (1)	10.3%	10.1%
	100.0%	100.0%

(1) Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

Our LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments carry a number of risks including, but not limited to: (1) investing in companies which may have limited operating histories and financial resources; (2) holding investments that generally are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment grade debt and equity investments in our Investment Portfolio.  Please see “Risk Factors — Risks Related to Our Investments” contained in our Form 10-K for the fiscal year ended December 31, 2013 and contained herein for a more complete discussion of the risks involved with investing in our Investment Portfolio.

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

The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014		As of December 31, 2013
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(in thousands, except percentages)
1	$244,586	37.4%	$242,013	36.7%
2	124,640	19.0%	116,908	17.7%
3	225,647	34.5%	239,843	36.4%
4	59,558	9.1%	60,641	9.2%
5	—	0.0%	—	0.0%
Total	$654,431	100.0%	$659,405	100.0%

Based upon our investment rating system, the weighted average rating of our LMM portfolio was approximately 2.2 as of March 31, 2014 and December 31, 2013.

For the total Investment Portfolio, as of March 31, 2014, we had two investments with positive fair value on non-accrual status, which comprised 2.0% of the total Investment Portfolio at fair value and 4.6% of the total Investment Portfolio at cost, and no fully impaired investments.  As of December 31, 2013, we had two investments with positive fair value on non-accrual status, which comprised approximately 2.3% of the total Investment Portfolio at fair value and 4.7% of the total Investment Portfolio at cost, and no fully impaired investments.

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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2014 and March 31, 2013

	Three Months Ended March 31,		Net Change
	2014	2013	Amount	%
	(dollars in millions)
Total investment income	$30.8	$25.6	$5.2	20%
Total expenses	(10.1)	(8.3)	(1.8)	20%
Net investment income	20.7	17.3	3.4	20%
Net realized gain (loss) from investments	1.5	(0.4)	1.9
Net realized income	22.2	16.9	5.3	31%
Net change in unrealized appreciation (depreciation) from:
Portfolio investments	6.9	10.0	(3.1)	(32)%
SBIC debentures and marketable securities and idle funds	(0.2)	(1.2)	1.0	(89)%
Total net change in unrealized appreciation	6.7	8.8	(2.1)	(24)%
Income tax provision	(1.7)	(2.1)	0.4	(19)%
Net increase in net assets resulting from operations attributable to common stock	$27.2	$23.6	$3.6	15%

	Three Months Ended March 31,		Net Change
	2014	2013	Amount	%
	(dollars in millions)
Net investment income	$20.7	$17.3	$3.4	20%
Share-based compensation expense	0.9	0.6	0.3	41%
Distributable net investment income (a)	21.6	17.9	3.7	21%
Net realized gain (loss) from investments	1.5	(0.4)	1.9
Distributable net realized income (a)	23.1	17.5	5.6	32%

Distributable net investment income per share - Basic and diluted (a)	$0.54	$0.52	$0.02	4%
Distributable net realized income per share - Basic and diluted (a)	$0.58	$0.50	$0.08	16%

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

Investment Income

For the three months ended March 31, 2014, total investment income was $30.8 million, a 20% increase over the $25.6 million of total investment income for the corresponding period of 2013. This comparable period increase was principally attributable to (i) a $4.3 million increase in interest income from higher average levels of portfolio debt investments and (ii) a $1.6 million increase in dividend income from Investment Portfolio equity investments, partially offset by a $0.6 million decrease in fee income due to decreased activity in our Investment Portfolio.  The $5.2 million increase in total investment income in the three months ended March 31, 2014 is net of a $0.4 million decrease in the amount of total investment income related to accelerated prepayment and repricing activity of certain Investment Portfolio debt investments and Marketable securities and idle funds investments in the three months ended March 31, 2014 when compared to the same period in 2013.

Expenses

For the three months ended March 31, 2014, total expenses increased to $10.1 million from $8.3 million for the corresponding period of 2013.  This comparable period increase in operating expenses was principally attributable to (i) a $1.4 million increase in interest expense, primarily as a result of the issuance of our 6.125% Notes due 2023 (the “Notes”) in April 2013 and a higher average outstanding balance on our credit facility (“Credit Facility”) when compared to prior year, partially offset by a decrease in interest expense from our SBIC debentures due to a lower average outstanding balance and a lower average interest rate, in both cases when compared to the prior year and (ii) a $0.3 million increase in share-based compensation expense.  For the three months ended March 31, 2014, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.4% on an annualized basis, compared to 1.7% on an annualized basis for the three months ended March 31, 2013 and 1.7% for the year ended December 31, 2013 (excluding interest expense and excluding the effect of the accelerated vesting of restricted stock of our retired Executive Vice-Chairman, which resulted in additional share-compensation expense of $1.3 million during the year ended December 31, 2013).  Including the effect of the accelerated vesting of restricted stock, the ratio for the year ended 2013 would have been 1.8%.

Distributable Net Investment Income

Distributable net investment income increased 21% to $21.6 million, or $0.54 per share, compared with $17.9 million, or $0.52 per share, in the corresponding period of 2013. The increase in distributable net investment income was primarily due to the higher level of total investment income partially offset by higher operating expenses, due to the changes discussed above. Distributable net investment income on a per share basis for the three months ended March 31, 2014 is after the impact of (i) a decrease of approximately $0.02 per share from the comparable period in 2013 attributable to the net decrease in the comparable levels of accelerated prepayment and repricing activity for certain Investment Portfolio debt investments and Marketable securities and idle funds investments as discussed above and (ii) a greater number of average shares outstanding compared to the corresponding period in 2013 primarily due to the August 2013 follow-on equity offering.

Net Investment Income

Net investment income for the three months ended March 31, 2014 was $20.7 million, or a 20% increase, compared to net investment income of $17.3 million for the corresponding period of 2013. The increase in net investment income was principally attributable to the increase in total investment income partially offset by higher operating expenses as discussed above.

Distributable Net Realized Income

Distributable net realized income was $23.1 million, or $0.58 per share, for the three months ended March 31, 2014 compared with $17.5 million, or $0.50 per share, in the corresponding period of 2013. The $5.6 million increase was primarily attributable to (i) the $3.7 million increase in total distributable net investment income in the three months ended March 31, 2014 when compared to the corresponding period of 2013 as discussed above and (ii) an increase in net realized gain (loss) from investments of $1.9 million, primarily due to the net realized gain of $1.5 million recognized in the first quarter of 2014. The $1.5 million net realized gain from investments during the first quarter of 2014 was primarily attributable to (i) a realized gain of $0.5 million due to the gain realized on the exit of a Private Loan investment and (ii) net realized gains on several Middle Market investments totaling $0.9 million.

Net Realized Income

The $1.5 million net realized gain from investments in the three months ended March 31, 2014 compared to a net realized loss in the corresponding period of 2013 combined with the higher levels of net investment income, in each case as discussed above, resulted in a $5.3 million increase in net realized income compared with the corresponding period of 2013.

Net Increase in Net Assets Resulting from Operations Attributable to Common Stock

The net increase in net assets resulting from operations attributable to common stock during the three months ended March 31, 2014 was $27.2 million, or $0.68 per share, compared with $23.6 million, or $0.68 per share, in the first quarter of 2013. This $3.6 million increase from the comparable period in the prior year was primarily the result of (i) a $5.3 million increase in net realized income due to the factors discussed above and (ii) a $0.4 million decrease in the income tax provision from the comparable period in the prior year, partially offset by a $2.1 million decrease in the net change in unrealized appreciation to $6.7 million in the first quarter of 2014, compared to $8.8 million for the comparable period in the prior year. The total net change in unrealized appreciation for the first quarter of 2014 of $6.7 million included (i) $6.9 million of net unrealized appreciation from portfolio investments and (ii) $1.0 million of net unrealized appreciation on Marketable securities and idle funds investments, partially offset by $1.2 million of unrealized depreciation on the SBIC debentures held by MSC II.  The $6.9 million net change in unrealized appreciation from portfolio investments for the three months ended March 31, 2014 was principally attributable to (i) unrealized appreciation on 23 LMM portfolio investments totaling $13.5 million, partially offset by unrealized depreciation on 7 LMM portfolio investments totaling $5.4 million, (ii) $1.8 million of net unrealized appreciation on Middle Market portfolio investments and (iii) $1.3 million of net unrealized appreciation on the External Investment Manager, partially offset by (i) $2.0 million of net unrealized depreciation on Private Loan portfolio investments and (ii) accounting reversals of net unrealized appreciation from prior periods of $2.4 million related to portfolio investment exits and repayments. The income tax provision for the three months ended March 31, 2014 of $1.7 million principally consisted of deferred taxes of $1.0 million, which is primarily the result of deferred taxes on net unrealized appreciation on several of our portfolio investments held in our Taxable Subsidiaries, and other taxes of $0.7 million, which includes a $0.2 million accrual for excise tax on our estimated spillover taxable income and $0.5 million related to accruals for state and other taxes.

Liquidity and Capital Resources

Cash Flows

For the three months ended March 31, 2014, we experienced a net decrease in cash and cash equivalents in the amount of $10.3 million. During the period, we used $16.7 million of cash for our operating activities, which resulted primarily from (i) cash flows we generated from the ordinary operating profits earned through our operating activities totaling $17.3 million, which is our $21.6 million of distributable net investment income, excluding the non-cash effects of the accretion of unearned income of $2.6 million, payment-in-kind interest income of $1.7 million, cumulative dividends of $0.4 million and the amortization expense for deferred financing costs of $0.4 million, (ii) cash uses totaling $156.3 million from (a) the funding of new portfolio company investments and settlement of accruals for portfolio investments existing as of December 31, 2013, which together total $146.9 million, (b) the funding of new Marketable securities and idle funds investments and settlement of accruals for Marketable securities and idle funds investments existing as of December 31, 2013, which together total $2.1 million, and (c) $7.3 million related to decreases in payables and accruals, and (iii) cash proceeds totaling $122.3 million from (a) $119.5 million in cash proceeds from the repayments of debt investments and sales of equity investments and (b) $5.2 million of cash proceeds from the sale of Marketable securities and idle funds investments, partially offset by increases in other assets of $2.4 million.

During the three months ended March 31, 2014, $6.4 million in cash was provided by financing activities, which principally consisted of $24.8 million of proceeds from the issuance of SBIC debentures, partially offset by $16.5 million in cash dividends paid to stockholders, $1.0 million in net cash repayments on our Credit Facility and $0.8 million paid for deferred loan costs and SBIC debenture fees.

Capital Resources

As of March 31, 2014, we had $24.4 million in cash and cash equivalents, $11.3 million in Marketable securities and idle funds investments and $209.0 million of unused capacity under the Credit Facility, which we maintain to support our investment and operating activities. As of March 31, 2014, our net asset value totaled $804.4 million, or $20.14 per share.

The Credit Facility provides for total commitments of $445.0 million from a diversified group of thirteen lenders.  The Credit Facility contains an accordion feature which allows us to increase the total commitments under the facility up to $500 million from new or existing lenders on the same terms and conditions as the existing commitments.

Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable LIBOR rate (0.15%, as of March 31, 2014) plus 2.25% or (ii) the applicable base rate (Prime Rate, 3.25% as of March 31, 2014) plus 1.25%.  We pay unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the assets of the Funds. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio of at least 1.5 to 1.0, and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through the maturity date in September 2018, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval. As of March 31, 2014, we had $236.0 million in borrowings outstanding under the Credit Facility, the interest rate on the Credit Facility was 2.4% and we were in compliance with all financial covenants of the Credit Facility.

Due to each of the Funds’ status as a licensed SBIC, we have the ability to issue, through the Funds, debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA generally in an amount up to twice its regulatory capital, which effectively approximates the amount of its equity capital. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. During the three months ended March 31, 2014, we issued $24.8 million of SBIC debentures under the SBIC program to reach the current regulatory maximum amount of $225.0 million. On March 31, 2014, through our two wholly owned SBIC’s, we had $225.0 million of outstanding SBIC debentures guaranteed by the SBA, which bear a weighted average annual fixed interest rate of approximately 4.2%, paid semi-annually, and mature ten years from issuance. The first maturity related to our SBIC debentures does not occur until 2017, and the remaining weighted average duration is approximately 7.3 years as of March 31, 2014.

In April 2013, we issued $92.0 million, including the underwriter’s full exercise of the over-allotment option, in aggregate principal amount of the Notes. The Notes are unsecured obligations and rank pari passu with our current and future senior unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at our option on or after April 1, 2018. We may from time to time repurchase Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of March 31, 2014, the outstanding balance of the Notes was $90.9 million.

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

If our common stock trades below our net asset value per share, we will generally not be able to issue additional common stock at the market price unless our stockholders approve such a sale and our Board of Directors makes certain determinations. We did not seek authorization to sell shares of our common stock below the then current net asset value per share of our common stock from our stockholders at our 2013 annual meeting of stockholders because our common stock price per share had been trading significantly above the current net asset value per share of our common stock and we are not seeking such authorization at our 2014 annual meeting of stockholders for the same reason. We would therefore need future approval from our stockholders to issue shares below the then current net asset value per share.

In order to satisfy the Code requirements applicable to a RIC, we intend to distribute to our stockholders, after consideration and application of our ability under the Code to spillover certain excess undistributed taxable income from one tax year into the next tax year, substantially all of our taxable income. In addition, as a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. In January 2008, we received an exemptive order from the SEC to exclude SBA guaranteed debt securities issued by MSMF and any other wholly owned subsidiaries of ours which operate as SBICs from the asset coverage requirements of the 1940 Act as applicable to us, which, in turn, enables us to fund more investments with debt capital.

Although we have been able to secure access to additional liquidity, including recent public equity and debt offerings, our $445 million Credit Facility, and the available leverage through the SBIC program, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

Recently Issued Accounting Standards

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”).  ASU 2013-04 provides additional guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. Public companies are required to apply ASU 2013-04 prospectively for interim and annual reporting periods beginning after December 15, 2013.  The adoption of this standard did not have a material effect on our consolidated financial statements.

In June 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-08, Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”).  ASU 2013-08 amends the criteria that define an investment company, clarifies the measurement guidance and requires certain additional disclosures. Public companies are required to apply ASU 2013-08 prospectively for interim and annual reporting periods beginning after December 15, 2013.  The adoption of this standard did not have a material effect on our consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”).  ASU 2013-11 provides guidance on the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists as of the reporting date. The update is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted.  The adoption of this standard did not have a material effect on our consolidated financial statements.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At March 31, 2014, we had a total of $107.6 million in outstanding commitments comprised of (i) 15 commitments to fund revolving loans that had not been fully drawn and (ii) five capital commitments that had not been fully called.

Contractual Obligations

As of March 31, 2014, the future fixed commitments for cash payments in connection with our SBIC debentures and the Notes for each of the next five years and thereafter are as follows:

						2019 and
	2014	2015	2016	2017	2018	thereafter	Total
	(dollars in thousands)
SBIC debentures	$—	$—	$—	$15,000	$10,200	$199,800	$225,000
Interest due on SBIC debentures	4,582	9,423	9,448	9,423	8,130	25,295	66,301
Notes	—	—	—	—	—	90,882	90,882
Interest due on Notes	5,566	5,566	5,566	5,567	5,567	25,050	52,882
Total	$10,148	$14,989	$15,014	$29,990	$23,897	$341,027	$435,065

As of March 31, 2014, we had $236.0 million in borrowings outstanding under our Credit Facility and the Credit Facility is currently scheduled to mature in September 2018. The Credit Facility contains two, one year extension options which could extend the maturity to September 2020.  See further discussion of the Credit Facility terms in “Liquidity and Capital Resources — Capital Resources”.

Related Party Transactions

As discussed further in Note D, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of our Investment Portfolio. At March 31, 2014, MSCC had a receivable of $0.3 million due from the External Investment Adviser related to operating expenses incurred by the Internal Investment Manager required to support the External Investment Adviser’s business, net of any waived expenses.

In June 2013, we adopted a deferred compensation plan for the non-employee members of our board of directors, which allows the directors at their option to defer all or a portion of the fees paid for their services as directors and have such deferred fees paid in shares of our common stock within 90 days after the participant’s end of service as a director.  As of March 31, 2014, $275,000 of directors’ fees had been deferred under this plan.  These deferred fees represented 9,858 shares of our common shares.  These shares will not be issued or included as outstanding on the consolidated statement of changes in net assets until each applicable participant’s end of service as a director, but will be included in operating expenses and weighted average shares outstanding on our consolidated statement of operations as earned.

Recent Developments

During April 2014, we completed a follow-on public equity offering of 4,600,000 shares of common stock, including the underwriters’ full exercise of their option to purchase 600,000 additional shares, at a price to the public of $31.50 per share, resulting in total gross proceeds of approximately $144.9 million, less underwriters’ commissions of approximately $5.1 million and other expenses of approximately $0.2 million.

During April 2014, we received an exemptive order from the SEC permitting co-investments by us and HMS Income in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act.  We intend to make such co-investments with HMS Income in accordance with the conditions of the order. The order requires, among other things, that we and the External Investment Manager consider whether each such investment opportunity is appropriate for HMS Income and, if it is appropriate, to propose an allocation of the investment opportunity between us and HMS Income.

During April 2014, we declared a semi-annual supplemental cash dividend of $0.275 per share payable in June 2014.  This supplemental cash dividend is in addition to the previously announced regular monthly cash dividends that we declared for the second quarter of 2014 of $0.165 per share for each of April, May and June 2014, and represents a 38% increase from the semi-annual supplemental cash dividend paid in mid-year 2013.

During May 2014, we declared regular monthly dividends of $0.165 per share for each month of July, August and September of 2014. These regular monthly dividends equal a total of $0.495 per share for the third quarter of 2014. The third quarter 2014 regular monthly dividends represent a 6% increase from the regular monthly dividends declared for the third quarter of 2013. Including the semi-annual supplemental dividend payable in June 2014 and the regular monthly dividends declared for the third quarter of 2014, we will have paid $12.45 per share in cumulative dividends since our October 2007 initial public offering.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from the Investment Portfolio and Marketable securities and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates.  The majority of our debt investments are made with either fixed interest rates or floating interest rates that are subject to contractual minimum interest rates for the term of the investment.  As of March 31, 2014, approximately 54 % of our debt investment portfolio (at cost) bore interest at floating interest rates with 99%  of those floating-rate debt investments (at cost) subject to contractual minimum interest rates.  As of March 31, 2014, none  of our Marketable securities and idle funds investments bore interest at floating rates. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the long term interest rates on our outstanding SBIC debentures and our 6.125% Notes, which comprise the majority of our outstanding debt, are fixed for the 10-year life of such debt investments.  As of March 31, 2014, we had not entered into any interest rate hedging arrangements. At March 31, 2014, based on the applicable levels of our Credit Facility and floating-rate debt investments, a 1% change in interest rates would not have a material effect on our level of net investment income.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer and President, our Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chairman, Chief Executive Officer and President, our Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934.  There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 that we filed with the SEC on February 28, 2014, except as described as below:

Risks Relating to Our Business and Structure

Our Investment Portfolio is and will continue to be recorded at fair value, with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, our determination of fair value and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by us with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, our determination of fair value as well as our valuation procedures. Typically, there is not a public market for the securities of the privately held LMM companies in which we have invested and will generally continue to invest. As a result, we value these securities quarterly at fair value based on inputs from management, a nationally recognized independent financial advisory services firm (on a rotational basis) and our audit committee with the oversight, review and approval of our Board of Directors. In addition, the market for investments in Middle Market companies is generally not a liquid market, and therefore, we primarily use observable inputs to determine the fair value of these investments quarterly through obtaining third party quotes and other independent pricing, which are reviewed by our audit committee with the oversight, review and approval of our Board of Directors. See “Business—Determination of Net Asset Value and Portfolio Valuation Process” for a more detailed description of our valuation process.

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

Our executive officers and employees, through the External Investment Manager, may manage other investment funds that operate in the same or a related line of business as we do. Accordingly, they may have obligations to such other entities, the fulfillment of which obligations may not be in the best interests of us or our stockholders. During May 2012, MSCC entered into an investment sub-advisory agreement with HMS Adviser, LP (“HMS Adviser”), which is the investment advisor to HMS Income Fund,

Inc. (“HMS Income”), a non publicly-traded BDC whose registration statement on Form N-2 was declared effective by the SEC in June 2012, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining no-action relief from the SEC to allow us to own a registered investment adviser, MSCC assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on MSCC’s ability to meet the source-of-income requirement necessary for it to maintain its RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. However, MSCC and the External Investment Manager agreed to waive all such fees from the effective date of HMS Adviser’s registration statement on Form N-2 through December 31, 2013. As a result, as of December 31, 2013, neither MSCC nor the External Investment Manager had received any base management fee or incentive fees under the investment sub-advisory agreement and neither is due any unpaid compensation for any base management fee or incentive fees under the investment sub-advisory agreement through December 31, 2013. Neither MSCC nor the External Investment Manager has waived the External Investment Manager’s management or incentive fees after December 31, 2013 and, as a result, the External Investment Manager began accruing such fees on January 1, 2014. The sub-advisory relationship requires us to commit resources to achieving HMS Income’s investment objective, while such resources were previously solely devoted to achieving our investment objective. Our investment objective and investment strategies are very similar to those of HMS Income and it is likely that an investment appropriate for us or HMS Income would be appropriate for the other entity. As a result, we and HMS Income requested an exemptive order from the SEC permitting co-investments by us and HMS Income in certain negotiated transactions where our co-investing would otherwise be prohibited under the 1940 Act. The SEC granted the exemptive order in April 2014, and we intend to make such co-investments with HMS Income in accordance with the conditions of the order. The order requires, among other things, that we and the External Investment Manager consider whether each such investment opportunity is appropriate for HMS Income and, if it is appropriate, to propose an allocation of the investment opportunity between us and HMS Income. As a consequence, it may be more difficult for us to maintain or increase the size of our Investment Portfolio in the future. Although we will endeavor to allocate investment opportunities in a fair and equitable manner, including in accordance with the conditions set forth in any exemptive order issued by the SEC when relying on such order, we may face conflicts in allocating investment opportunities between us and HMS Income. We have implemented an allocation policy to ensure the equitable distribution of investment opportunities and, as a result, may be unable to participate in certain investments prior to receiving such relief.

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

Additional Common Stock. We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. See “—Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock” for a discussion of the risks related to us issuing shares of our common stock below net asset value. Our stockholders have authorized us to issue warrants, options or rights to subscribe for, convert to, or purchase shares of our common stock at a price per share below the net asset value per share, subject to the applicable requirements of the 1940 Act. There is no expiration date on our ability to issue such warrants, options, rights or convertible securities based on this stockholder approval. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for loss on investments in our indebtedness and gain or loss on investments in our equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. We, through the Funds, issue debt securities guaranteed by the SBA and sold in the capital markets. As a result of its guarantee of the debt securities, the SBA has fixed dollar claims on the assets of the Funds that are superior to the claims of our securities holders. We may also borrow from banks and other lenders, including under our Credit Facility, and may issue debt securities or enter into other types of borrowing arrangements in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources” for a discussion regarding our outstanding indebtedness. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique.

As of March 31, 2014, we, through the Funds, had $225.0 million of outstanding indebtedness guaranteed by the SBA, which had a weighted average annualized interest cost of approximately 4.2% (exclusive of deferred financing costs). The debentures guaranteed by the SBA have a maturity of ten years, with a current weighted average remaining maturity of 7.3 years as of March 31, 2014, and require semi-annual payments of interest. We will need to generate sufficient cash flow to make required interest payments on the debentures. If we are unable to meet the financial obligations under the debentures, the SBA, as a creditor, will have a superior claim to the assets of the Funds over our stockholders in the event we liquidate or the SBA exercises its remedies under such debentures as the result of a default by us.

In addition, as of March 31, 2014, we had $236.0 million outstanding under our Credit Facility. Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable LIBOR rate (0.15% as of March 31, 2014) plus 2.25% or (ii) the applicable base rate (Prime Rate, 3.25% as of March 31, 2014) plus 1.25%. Main Street pays unused commitment fees of 0.25% per annum on the average unused lender commitments under the Credit Facility. If we are unable to meet the financial obligations under the Credit Facility, the Credit Facility lending group will have a superior claim to the assets of MSCC and its subsidiaries (excluding the assets of the Funds) over our stockholders in the event we liquidate or the lending group exercises its remedies under the Credit Facility as the result of a default by us.

In April 2013, we issued $92.0 million in aggregate principal amount of 6.125% Notes due 2023 (the “Notes”). As of March 31, 2014, the outstanding balance of the Notes was $90.9 million. The Notes are unsecured obligations and rank pari passu with our current and future senior unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at Main Street’s option on or after April 1, 2018. The Notes bear interest at a rate of 6.125%.

Illustration.  The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Our Portfolio(1)

(net of expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder(2)	(19.7)%	(11.1)%	(2.6)%	6.0%	14.5%

(1)                                 Assumes $1.38 billion in total assets, $551.9 million in debt outstanding, $804.4 million in net assets, and a weighted average interest rate of 3.74%. Actual interest payments may be different.

(2)                                 In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our March 31, 2014 total assets of at least 1.5%.

Our ability to achieve our investment objective may depend in part on our ability to access additional leverage on favorable terms by issuing debentures guaranteed by the SBA through the Funds, by borrowing from banks or insurance companies or by issuing other debt securities and there can be no assurance that such additional leverage can in fact be achieved.

All of our assets are subject to security interests under our secured Credit Facility or subject to a superior claim over our stockholders by the SBA and if we default on our obligations under the Credit Facility or with respect to our SBA-guaranteed debentures, we may suffer adverse consequences, including foreclosure on our assets.

All of our assets are currently pledged as collateral under our Credit Facility or subject to a superior claim over our stockholders by the SBA. If we default on our obligations under the Credit Facility or our SBA-guaranteed debentures, the lenders and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our stockholders. In addition, if the lenders exercise their right to sell the assets pledged under our Credit Facility, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the Credit Facility.

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code.

To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements:

•                  The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on  the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income. For more information regarding tax treatment, see ‘‘Material U.S. Federal Income Tax Considerations—Taxation as a Regulated Investment Company.’’ Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and are (and may in the future become) subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. In addition, because we receive non-cash sources of income such as PIK interest which involves us recognizing income without receiving the cash representing such income, we may have difficulty meeting the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

•                  The source income requirement will be satisfied if we obtain at least 90% of our income for each year from distributions, interest, gains from the sale of stock or securities or similar sources.

•                  The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, (i) of one issuer, (ii) of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of certain ‘‘qualified publicly traded partnerships.’’

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

We may not be able to pay distributions to our stockholders, our distributions may not grow over time, and a portion of distributions paid to our stockholders may be a return of capital, which is a distribution of the stockholders’ invested capital.

We intend to pay monthly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to pay a specified level of cash distributions, previously projected distributions for future periods, or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, each of the Funds’ compliance with applicable SBIC regulations and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

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

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

Our business is highly dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•                                          sudden electrical or telecommunications outages;

•                                          natural disasters such as earthquakes, tornadoes and hurricanes;

•                                          disease pandemics;

•                                          events arising from local or larger scale political or social matters, including terrorist acts; and

•                                          cyber attacks.

Risks Relating to Our Securities

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

•                                          the exclusion of our common stock from certain market indices, such as the Russell 2000 Financial Services Index, could reduce the ability of certain investment funds to own our common stock and put short term selling pressure on our common stock;

•                                          inability to obtain any exemptive relief that may be required by us in the future from the SEC;

•                                          loss of our BDC or RIC status or either of the Funds’ status as an SBIC;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2014, we issued 93,328  shares of our common stock under our dividend reinvestment plan.  These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value for the shares of common stock issued during the three months ended March 31, 2014 under the dividend reinvestment plan was approximately $3.2  million.

Item 6. Exhibits

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit

10.1*

Dividend Reinvestment Plan (previously filed as Exhibit (e) to Main Street Capital Corporation’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2 filed on May 7, 2014 (Reg. No. 333-183555)).

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

Main Street Capital Corporation

Date: May 9, 2014	/s/ Vincent D. Foster
Vincent D. Foster
Chairman, President and Chief Executive Officer (principal executive officer)

Date: May 9, 2014	/s/ Dwayne L. Hyzak
Dwayne L. Hyzak
Chief Financial Officer and Senior Managing Director (principal financial officer)

Date: May 9, 2014	/s/ Shannon D. Martin
Shannon D. Martin
Vice President and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).