Form 10-Q
period 2014-06-30
Main Street Capital CORP
filed 2014-08-08
CIK 1396440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the issuer’s common stock as of August 7, 2014 was 44,860,874.

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

Portfolio investments at fair value:
Control investments (cost: $294,687 and $277,411 as of June 30, 2014 and December 31, 2013, respectively)	$395,985	$356,973
Affiliate investments (cost: $229,132 and $242,592 as of June 30, 2014 and December 31, 2013, respectively)	257,950	268,113
Non-Control/Non-Affiliate investments (cost: $763,484 and $643,068 as of June 30, 2014 and December 31, 2013, respectively)	780,464	661,102

Total portfolio investments (cost: $1,287,303 and $1,163,071 as of June 30, 2014 and December 31, 2013, respectively)	1,434,399	1,286,188
Marketable securities and idle funds investments (cost: $9,212 and $14,885 as of June 30, 2014 and December 31, 2013, respectively)	8,974	13,301

Total investments (cost: $1,296,515 and $1,177,956 as of June 30, 2014 and December 31, 2013, respectively)	1,443,373	1,299,489

Cash and cash equivalents	30,495	34,701
Interest receivable and other assets	20,665	16,054
Receivable for securities sold	43,983	—
Deferred financing costs (net of accumulated amortization of $5,497 and $4,722 as of June 30, 2014 and December 31, 2013, respectively)	10,235	9,931

Total assets	$1,548,751	$1,360,175

LIABILITIES

SBIC debentures (par: $225,000 as of June 30, 2014 and $200,200 as of December 31, 2013, par of $75,200 is recorded at a fair value of $64,079 and $62,050 as of June 30, 2014 and December 31, 2013, respectively)	$213,879	$187,050
Credit facility	253,000	237,000
6.125% Notes	90,882	90,882
Payable for securities purchased	18,711	27,088
Deferred tax liability, net	10,581	5,940
Dividend payable	7,403	6,577
Accounts payable and other liabilities	5,889	10,549
Interest payable	4,996	2,556

Total liabilities	605,341	567,642

Commitments and contingencies (Note M)

NET ASSETS

Common stock, $0.01 par value per share (150,000,000 shares authorized; 44,869,800 and 39,852,604 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively)	449	398
Additional paid-in capital	842,813	694,981
Accumulated net investment income, net of cumulative dividends of $251,759 and $199,140 as of June 30, 2014 and December 31, 2013, respectively	14,478	22,778
Accumulated net realized gain from investments (accumulated net realized gain from investments of $12,194 before cumulative dividends of $45,021 as of June 30, 2014 and accumulated net realized gain from investments of $17,115 before cumulative dividends of $43,449 as of December 31, 2013)	(32,827)	(26,334)
Net unrealized appreciation, net of income taxes	118,497	100,710

Total net assets	943,410	792,533

Total liabilities and net assets	$1,548,751	$1,360,175

NET ASSET VALUE PER SHARE	$21.03	$19.89

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$10,546	$8,169	$19,842	$14,703
Affiliate investments	6,085	5,399	11,725	11,060
Non-Control/Non-Affiliate investments	18,016	13,862	33,649	27,000
Interest, fee and dividend income	34,647	27,430	65,216	52,763
Interest, fee and dividend income from marketable securities and idle funds	230	370	437	681
Total investment income	34,877	27,800	65,653	53,444
EXPENSES:
Interest	(5,473)	(5,542)	(10,759)	(9,424)
Compensation	(3,717)	(2,574)	(6,068)	(2,574)
General and administrative	(1,571)	(1,249)	(3,408)	(1,937)
Share-based compensation	(974)	(602)	(1,826)	(1,205)
Expenses charged to the External Investment Manager	436	—	727	—
Expenses reimbursed to Internal Investment Manager	—	—	—	(3,189)
Total expenses	(11,299)	(9,967)	(21,334)	(18,329)
NET INVESTMENT INCOME	23,578	17,833	44,319	35,115

NET REALIZED GAIN (LOSS):
Affiliate investments	(6,578)	—	(6,578)	—
Non-Control/Non-Affiliate investments	239	483	1,672	140
Marketable securities and idle funds investments	(25)	322	(15)	263
Total net realized gain (loss)	(6,364)	805	(4,921)	403
NET REALIZED INCOME	17,214	18,638	39,398	35,518

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION):
Portfolio investments	17,053	6,337	23,910	16,415
Marketable securities and idle funds investments	298	(743)	1,346	(810)
SBIC debentures	(840)	555	(2,029)	(657)
Total net change in unrealized appreciation	16,511	6,149	23,227	14,948

INCOME TAXES:
Federal and state income, excise, and other taxes	(132)	(752)	(799)	(1,422)
Deferred taxes	(3,643)	(31)	(4,641)	(1,411)
Income tax provision	(3,775)	(783)	(5,440)	(2,833)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$29,950	$24,004	$57,185	$47,633

NET INVESTMENT INCOME PER SHARE - BASIC AND DILUTED	$0.53	$0.51	$1.05	$1.01
NET REALIZED INCOME PER SHARE - BASIC AND DILUTED	$0.39	$0.54	$0.94	$1.02
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - BASIC AND DILUTED	$0.68	$0.69	$1.36	$1.37

DIVIDENDS PAID PER SHARE:
Regular monthly dividends	$0.495	$0.465	$0.990	$0.920
Supplemental dividends	0.275	—	0.275	0.350
Total dividends	$0.770	$0.465	$1.265	$1.270

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	44,216,906	34,803,729	42,069,669	34,751,905

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(in thousands, except shares)

(Unaudited)

					Accumulated	Net Unrealized
				Accumulated	Net Realized	Appreciation from
	Common Stock		Additional	Net Investment	Gain From	Investments,
	Number	Par	Paid-In	Income, Net	Investments,	Net of Income	Total Net
	of Shares	Value	Capital	of Dividends	Net of Dividends	Taxes	Asset Value

Balances at December 31, 2012	34,589,484	$346	$544,136	$35,869	$(19,155)	$81,780	$642,976

Share-based compensation	—	—	1,205	—	—	—	1,205
Purchase of vested stock for employee payroll tax withholding	(19,460)	—	(523)	—	—	—	(523)
Dividend reinvestment	173,926	2	5,580	—	—	—	5,582
Issuance of restricted stock	252,227	2	(2)	—	—	—	—
Consolidation of Internal Investment Manager	—	—	2,037	—	—	—	2,037
Issuances of common stock	18,125	—	578	—	—	—	578
Dividends to stockholders	—	—	—	(44,105)	—	—	(44,105)
Net increase resulting from operations	—	—	—	35,115	403	12,115	47,633

Balances at June 30, 2013	35,014,302	$350	$553,011	$26,879	$(18,752)	$93,895	$655,383

Balances at December 31, 2013	39,852,604	$398	$694,981	$22,778	$(26,334)	$100,710	$792,533

Public offering of common stock, net of offering costs	4,600,000	46	139,651	—	—	—	139,697
Share-based compensation	—	—	1,826	—	—	—	1,826
Purchase of vested stock for employee payroll tax withholding	(36,425)	—	(1,149)	—	—	—	(1,149)
Dividend reinvestment	225,613	2	7,347	—	—	—	7,349
Amortization of directors’ deferred compensation	—	—	160	—	—	—	160
Issuance of restricted stock	228,008	3	(3)	—	—	—	—
Dividends to stockholders	—	—	—	(52,619)	(1,572)	—	(54,191)
Net increase (loss) resulting from operations	—	—	—	44,319	(4,921)	17,787	57,185

Balances at June 30, 2014	44,869,800	$449	$842,813	$14,478	$(32,827)	$118,497	$943,410

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$57,185	$47,633
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Investments in portfolio companies	(396,660)	(353,620)
Proceeds from sales and repayments of debt investments in portfolio companies	226,804	178,750
Proceeds from sales of equity investments in portfolio companies	1,208	—
Investments in marketable securities and idle funds investments	(11,901)	(52,503)
Proceeds from sales and repayments of marketable securities and idle funds investments	14,461	42,469
Net change in unrealized appreciation	(23,227)	(14,948)
Net realized (gain) loss	4,921	(403)
Accretion of unearned income	(6,020)	(5,079)
Payment-in-kind interest	(3,051)	(2,368)
Cumulative dividends	(752)	(467)
Share-based compensation expense	1,826	1,205
Amortization of deferred financing costs	776	538
Deferred taxes	4,641	1,411
Changes in other assets and liabilities:
Interest receivable and other assets	(5,122)	2,913
Interest payable	2,440	2,064
Payable to affiliated Internal Investment Manager	—	(3,960)
Accounts payable and other liabilities	(4,573)	(330)
Deferred fees and other	586	1,500
Net cash used in operating activities	(136,458)	(155,195)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	139,697	—
Proceeds from public offering of 6.125% Notes	—	92,000
Dividends paid to stockholders	(46,016)	(38,787)
Proceeds from issuance of SBIC debentures	24,800	—
Proceeds from credit facility	213,000	250,000
Repayments on credit facility	(197,000)	(167,000)
Payment of deferred loan costs and SBIC debenture fees	(1,080)	(3,370)
Purchase of vested stock for employee payroll tax withholding	(1,149)	(523)
Other	—	578
Net cash provided by financing activities	132,252	132,898

Net increase (decrease) in cash and cash equivalents	(4,206)	(22,297)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,701	63,517
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,495	$41,220

Supplemental cash flow disclosures:
Interest paid	$7,545	$6,827
Taxes paid	$3,089	$4,466
Non-cash financing activities:
Shares issued pursuant to the DRIP	$7,349	$5,580

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2014

(in thousands)

(Unaudited)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Control Investments (5)

ASC Interests, LLC	Recreational and Educational Shooting Facility
		11% Secured Debt (Maturity - July 31, 2018)	3,275	3,219	3,219
		Member Units (Fully diluted 48.4%) (8)		1,500	1,660
				4,719	4,879

Bond-Coat, Inc.	Casing and Tubing Coating Services
		12% Secured Debt (Maturity - December 28, 2017)	13,570	13,430	13,570
		Common Stock (Fully diluted 43.8%)		6,350	10,500
				19,780	24,070

Café Brazil, LLC	Casual Restaurant Group
		Member Units (Fully diluted 69.0%) (8)		1,742	6,980

California Healthcare Medical Billing, Inc.	Outsourced Billing and Revenue Cycle Management
		9% Secured Debt (Maturity - October 17, 2016)	8,703	8,535	8,703
		Warrants (Fully diluted 21.5%)		1,193	3,480
		Common Stock (Fully diluted 9.6%)		1,177	1,460
				10,905	13,643

CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units (Fully diluted 41.6%) (8)		1,300	20,450

Ceres Management, LLC (Lambs Tire & Automotive)	Aftermarket Automotive Services Chain
		14% Secured Debt (Maturity - May 31, 2018)	4,000	4,000	4,000
		Class B Member Units (12% cumulative) (8)		3,808	3,808
		Member Units (Fully diluted 65.0%)		5,273	1,190
		9.5% Secured Debt (Lamb’s Real Estate Investment I, LLC) (Maturity - October 1, 2025)	992	992	992
		Member Units (Lamb’s Real Estate Investment I, LLC) (Fully diluted 100.0%) (8)		625	1,110
				14,698	11,100

Datacom, LLC	Technology and Telecommunications Provider
		8% Secured Debt (Maturity - May 31, 2015)	360	356	356
		10.5% Secured Debt (Maturity - May 31, 2019)	11,205	11,094	11,094
		Member Units (Fully diluted 37.6%)		6,030	6,030
				17,480	17,480

Garreco, LLC	Manufacturer and Supplier of Dental Products
		14% Secured Debt (Maturity - January 12, 2018)	5,700	5,605	5,605
		Member Units (Fully diluted 32.0%) (8)		1,200	1,200
				6,805	6,805

Gulf Manufacturing, LLC	Manufacturer of Specialty Fabricated Industrial Piping Products
		9% PIK Secured Debt (Ashland Capital IX, LLC) (Maturity - June 30, 2017)	744	744	744
		Member Units (Fully diluted 32.1%) (8)		2,980	14,800
				3,724	15,544

Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
		9% Secured Debt (Maturity - June 4, 2015)	5,487	5,337	5,487
		Preferred Stock (8% cumulative) (8)		1,214	1,214
		Common Stock (Fully diluted 34.4%) (8)		718	1,760
				7,269	8,461

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Hawthorne Customs and Dispatch Services, LLC	Facilitator of Import Logistics, Brokerage, and Warehousing
		Member Units (Fully diluted 47.6%) (8)		589	220
		Member Units (Wallisville Real Estate, LLC) (Fully diluted 59.2%) (8)		1,215	2,050
				1,804	2,270

Hydratec, Inc.	Designer and Installer of Micro-Irrigation Systems
		Common Stock (Fully diluted 95.9%) (8)		7,095	13,720

IDX Broker, LLC	Provider of Marketing and CRM Tools for the Real Estate Industry
		12.5% Secured Debt (Maturity - November 18, 2018)	10,571	10,475	10,475
		Member Units (Fully diluted 60.1%)		5,029	5,029
				15,504	15,504

Impact Telecom, Inc.	Telecommunications Services Provider
		LIBOR Plus 6.50% (Floor 2.00%), Current Coupon 8.50%, Secured Debt (Maturity - May 31, 2018) (9)	1,575	1,569	1,569
		13% Secured Debt (Maturity - May 31, 2018)	22,500	15,207	15,207
		Warrants (Fully diluted 40.0%)		8,000	7,440
				24,776	24,216

Indianapolis Aviation Partners, LLC	Fixed Base Operator
		15% Secured Debt (Maturity - September 15, 2014)	3,250	3,228	3,250
		Warrants (Fully diluted 30.1%)		1,129	2,541
				4,357	5,791

Jensen Jewelers of Idaho, LLC	Retail Jewelry Store
		Prime Plus 6.75% (Floor 3.25%), Current Coupon 10.00%, Secured Debt (Maturity - November 14, 2016) (9)	3,955	3,906	3,955
		Member Units (Fully diluted 60.8%) (8)		811	3,440
				4,717	7,395

Lighting Unlimited, LLC	Commercial and Residential Lighting Products and Design Services
		8% Secured Debt (Maturity - August 22, 2014)	1,568	1,568	1,568
		Preferred Stock (non-voting)		442	442
		Warrants (Fully diluted 7.1%)		54	40
		Common Stock (Fully diluted 70.0%) (8)		100	360
				2,164	2,410

Marine Shelters Holdings, LLC (LoneStar Marine Shelters)	Fabricator of Marine and Industrial Shelters
		12% Secured Debt (Maturity - December 28, 2017)	10,250	10,094	10,094
		Preferred Stock (Fully diluted 26.7%)		3,750	3,750
				13,844	13,844

Mid-Columbia Lumber Products, LLC	Manufacturer of Finger- Jointed Lumber Products
		10% Secured Debt (Maturity - December 18, 2017)	1,750	1,750	1,750
		12% Secured Debt (Maturity - December 18, 2017)	3,900	3,900	3,900
		9.5% Secured Debt (Mid - Columbia Real Estate, LLC) (Maturity - May 13, 2025)	949	949	949
		Member Units (Fully diluted 56.6%) (8)		1,244	10,650
		Member Units (Mid - Columbia Real Estate, LLC) (Fully diluted 50.0%) (8)		250	440
				8,093	17,689

MSC Adviser I, LLC	Third Party Investment Advisory Services
		Member Units (Fully diluted 100.0%) (8)		—	4,760

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
NAPCO Precast, LLC	Precast Concrete Manufacturing
		Prime Plus 2% (Floor 7.00%), Current Coupon 9%, Secured Debt (Maturity - September 1, 2015) (9)	2,750	2,717	2,750
		Prime Plus 2% (Floor 7.00%), Current Coupon 9%, Secured Debt (Maturity - February 1, 2016) (9)	1,438	1,427	1,433
		18% Secured Debt (Maturity - February 1, 2016)	4,468	4,429	4,468
		Member Units (Fully diluted 44.0%) (8)		2,975	6,240
				11,548	14,891

NRI Clinical Research, LLC	Clinical Research Service Provider
		14% Secured Debt (Maturity - September 8, 2016)	4,991	4,849	4,849
		Warrants (Fully diluted 10.0%)		252	160
		Member Units (Fully diluted 26.7%)		671	722
				5,772	5,731

NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		12% Secured Debt (Maturity - December 22, 2016)	12,151	11,482	12,151
		Warrants (Fully diluted 12.2%)		817	1,070
		Member Units (Fully diluted 43.2%) (8)		2,900	3,590
				15,199	16,811

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
		Common Stock (Fully diluted 48.0%) (8)		1,080	13,420

Pegasus Research Group, LLC (Televerde)	Provider of Telemarketing and Data Services
		9% Secured Debt (Maturity - January 6, 2016)	3,791	3,772	3,791
		Member Units (Fully diluted 42.7%) (8)		1,250	5,020
				5,022	8,811

PPL RVs, Inc.	Recreational Vehicle Dealer
		11.1% Secured Debt (Maturity - June 10, 2015)	7,860	7,836	7,860
		Common Stock (Fully diluted 51.1%)		2,150	8,160
				9,986	16,020

Principle Environmental, LLC	Noise Abatement Service Provider
		12% Secured Debt (Maturity - April 30, 2017)	4,105	3,714	4,105
		12% Current / 2% PIK Secured Debt (Maturity - April 30, 2017)	2,721	2,689	2,721
		Warrants (Fully diluted 5.0%)		1,200	720
		Preferred Equity (Fully diluted 65.6%) (8)		4,663	11,830
				12,266	19,376

River Aggregates, LLC	Processor of Construction Aggregates
		12% Secured Debt (Maturity - June 30, 2018)	500	500	500
		Zero Coupon Secured Debt (Maturity - June 30, 2018)	750	448	448
		Member Units (Fully diluted 38.3%)		1,150	1,390
		Member Units (RA Properties, LLC) (Fully diluted 50.0%)		369	369
				2,467	2,707

Southern RV, LLC	Recreational Vehicle Dealer
		13% Secured Debt (Maturity - August 8, 2018)	11,400	11,252	11,252
		Member Units (Fully diluted 50.2%) (8)		1,680	3,460
		13% Secured Debt (Southern RV Real Estate, LLC) (Maturity - August 8, 2018)	3,250	3,208	3,208
		Member Units (Southern RV Real Estate, LLC) (Fully diluted 55.7%)		480	470
				16,620	18,390

The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
		4.5% Current / 4.5% PIK Secured Debt (Maturity - July 1, 2014)	1,079	1,079	880
		6% Current / 6% PIK Secured Debt (Maturity - July 1, 2014)	5,845	5,845	4,806
		Warrants (Fully diluted 52.3%)		1,096	—
				8,020	5,686

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Travis Acquisition LLC	Manufacturer of Aluminum Trailers
		12% Secured Debt (Maturity - August 30, 2018)	8,970	8,812	8,970
		Member Units (Fully diluted 65.5%)		7,100	11,410
				15,912	20,380

Uvalco Supply, LLC	Farm and Ranch Supply Store
		9% Secured Debt (Maturity - January 1, 2019)	1,987	1,987	1,987
		Member Units (Fully diluted 42.8%) (8)		1,113	3,680
				3,100	5,667

Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage
		13% Secured Debt (Maturity - December 23, 2016)	3,204	3,164	3,164
		Series A Preferred Stock (Fully diluted 50.9%)		3,000	2,100
		Common Stock (Fully diluted 19.1%)		3,706	—
				9,870	5,264

Ziegler’s NYPD, LLC	Casual Restaurant Group
		Prime Plus 2% (Floor 7.00%), Current Coupon 9%, Secured Debt (Maturity - October 1, 2018) (9)	1,000	1,000	1,000
		9% Current / 9% PIK Secured Debt (Maturity - October 1, 2018)	5,449	5,449	4,820
		Warrants (Fully diluted 46.6%)		600	—
				7,049	5,820

Subtotal Control Investments (27.4% of total investments at fair value)				294,687	395,985

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2014

(in thousands)

(Unaudited)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Affiliate Investments (6)

American Sensor Technologies, Inc.	Manufacturer of Commercial / Industrial Sensors
		Warrants (Fully diluted 20.9%)		50	10,450

Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions Provider
		13% Secured Debt (Maturity - April 17, 2017)	6,000	5,809	5,809
		Warrants (Fully diluted 8.8%)		200	630
				6,009	6,439

Condit Exhibits, LLC	Tradeshow Exhibits / Custom Displays Provider
		Member Units (Fully diluted 15%) (8)		100	610

Congruent Credit Opportunities Funds (12) (13)	Investment Partnerships
		LP Interests (Congruent Credit Opportunities Fund II, LP) (Fully diluted 19.8%) (8)		22,230	22,407
		LP Interests (Congruent Credit Opportunities Fund III, LP) (Fully diluted 17.4%) (8)		5,382	5,382
				27,612	27,789

Daseke, Inc.	Specialty Transportation Provider
		12% Current / 2.5% PIK Secured Debt (Maturity - July 31, 2018)	20,461	20,110	20,350
		Common Stock (Fully diluted 12.6%)		5,213	12,261
				25,323	32,611

Dos Rios Partners (12) (13)	Investment Partnerships
		LP Interests (Dos Rios Partners, LP) (Fully diluted 25.75%)		1,269	1,373
		LP Interests (Dos Rios Partners - A, LP) (Fully diluted 8.18%)		403	435
				1,672	1,808

East Teak Fine Hardwoods, Inc.	Distributor of Hardwood Products
		Common Stock (Fully diluted 5.0%)		480	810

Freeport Financial SBIC Fund LP (12) (13)	Investment Partnership
		LP Interests (Fully diluted 9.9%) (8)		3,333	3,333

Gault Financial, LLC (RMB Capital, LLC)	Purchases and Manages Liquidation of Distressed Assets
		6% Current / 11% PIK Secured Debt (Maturity - November 21, 2016)	13,046	12,686	11,461
		Warrants (Fully diluted 22.5%)		400	—
				13,086	11,461

Glowpoint, Inc. (13)	Provider of Cloud Managed Video Collaboration Services
		8% Secured Debt (Maturity - October 18, 2018)	197	193	193
		12% Secured Debt (Maturity - October 18, 2018)	9,000	8,900	8,900
		Common Stock (Fully diluted 21.7%) (GP Investment Holdings, LLC)		3,958	11,259
				13,051	20,352

Houston Plating and Coatings, LLC	Provider of Plating and Industrial Coating Services
		Member Units (Fully diluted 11.9%) (8)		635	9,450

Indianhead Pipeline Services, LLC	Provider of Pipeline Support Services
		12% Secured Debt (Maturity - February 6, 2017)	7,382	7,009	7,382
		Preferred Equity (8% cumulative) (8)		1,912	1,912
		Warrants (Fully diluted 10.6%)		459	—
		Member Units (Fully diluted 12.1%) (8)		1	—
				9,381	9,294

Integrated Printing Solutions, LLC	Specialty Card Printing
		Member Units (Fully diluted 10.0%)		1,130	1,130

irth Solutions, LLC	Provider of Damage Prevention Information Technology Services
		Member Units (Fully diluted 12.8%) (8)		624	3,720

KBK Industries, LLC	Specialty Manufacturer of Oilfield and Industrial Products
		12.5% Secured Debt (Maturity - September 28, 2017)	8,250	8,191	8,250
		Member Units (Fully diluted 18.3%) (8)		341	5,820
				8,532	14,070

L.F. Manufacturing Holdings, LLC (10)	Manufacturer of Fiberglass Products
		Member Units (Fully diluted 12.9%) (8)		2,019	2,374

OnAsset Intelligence, Inc.	Provider of Transportation Monitoring / Tracking Products and Services
		12% PIK Secured Debt (Maturity - September 30, 2014)	3,343	3,343	3,343
		Preferred Stock (7% cumulative) (Fully diluted 3.3%) (8)		1,879	2,666
		Warrants (Fully diluted 16.6%)		1,919	502
				7,141	6,511

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
OPI International Ltd. (13)	Provider of Man Camp and Industrial Storage Services
		Common Equity (Fully diluted 11.5%)		1,371	4,971

PCI Holding Company, Inc.	Manufacturer of Industrial Gas Generating Systems
		12% Current / 4% PIK Secured Debt (Maturity - December 18, 2017)	4,031	3,973	4,031
		Preferred Stock (20% cumulative) (Fully diluted 19.4%) (8)		2,041	3,505
				6,014	7,536

Quality Lease and Rental Holdings, LLC	Provider of Rigsite Accommodation Unit Rentals and Related Services
		12% Secured Debt (Maturity - January 8, 2018) (14)	36,577	36,073	14,230
		Preferred Member Units (Rocaciea, LLC) (Fully diluted 22.2%)		2,500	—
				38,573	14,230

Radial Drilling Services Inc.	Oil and Gas Technology Provider
		12% Secured Debt (Maturity - November 22, 2016)	4,200	3,705	3,705
		Warrants (Fully diluted 24.0%)		758	—
				4,463	3,705

Samba Holdings, Inc.	Provider of Intelligent Driver Record Monitoring Software and Services
		12.5% Secured Debt (Maturity - November 17, 2016)	10,418	10,318	10,418
		Common Stock (Fully diluted 19.4%)		1,707	4,660
				12,025	15,078

Spectrio LLC	Provider of Audio and Digital Messaging Services
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - November 19, 2018)	17,878	17,535	17,878
		Warrants (Fully diluted 9.8%)		887	3,850
				18,422	21,728

SYNEO, LLC	Manufacturer of Automation Machines, Specialty Cutting Tools and Punches
		12% Secured Debt (Maturity - July 13, 2016)	3,600	3,557	3,557
		10% Secured Debt (Leadrock Properties, LLC) (Maturity - May 4, 2026)	1,440	1,414	1,414
		Member Units (Fully diluted 10.7%)		1,097	801
				6,068	5,772

Texas Reexcavation LC	Provider of Hydro Excavation Services
		12% Current / 3% PIK Secured Debt (Maturity - December 31, 2017)	6,279	6,186	6,186
		Class A Member Units (Fully diluted 16.3%)		2,900	3,600
				9,086	9,786

Tin Roof Acquisition Company	Casual Restaurant Group
		12% Secured Debt (Maturity - November 30, 2018)	11,000	10,802	10,802
		Class C Preferred Member Units (10% cumulative) (Fully diluted 10.0%) (8)		2,130	2,130
				12,932	12,932

Subtotal Affiliate Investments (17.9% of total investments at fair value)				229,132	257,950

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2014

(in thousands)

(Unaudited)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Non-Control/Non-Affiliate Investments (7)

Ability Network, Inc. (11)	Health Care Information Technology
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - May 14, 2021) (9)	5,250	5,147	5,243

Accuvant Finance, LLC (11)	Cyber Security Value Added Reseller
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - October 22, 2020) (9)	8,625	8,541	8,582

Allflex Holdings III Inc. (11)	Manufacturer of Livestock Identification Products
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - July 19, 2021) (9)	5,000	4,955	5,056

Alvogen Pharma US, Inc. (11)	Pharmaceutical Company Focused on Generics
		LIBOR Plus 5.75% (Floor 1.25%), Current Coupon 7.00%, Secured Debt (Maturity - May 23, 2018) (9)	1,846	1,822	1,885

AM General LLC (11)	Specialty Vehicle Manufacturer
		LIBOR Plus 9.00% (Floor 1.25%), Current Coupon 10.25%, Secured Debt (Maturity - March 22, 2018) (9)	2,775	2,708	2,591

AM3 Pinnacle Corporation (10)	Provider of Comprehensive Internet, TV and Voice Services for Multi-Dwelling Unit Properties
		10% Secured Debt (Maturity - October 22, 2018)	22,420	22,256	22,256
		Common Stock (Fully diluted 3.2%)		2,000	2,000
				24,256	24,256

AmeriTech College, LLC	For-Profit Nursing and Healthcare College
		18% Secured Debt (Maturity - March 9, 2017)	6,050	5,971	6,050

AMF Bowling Centers, Inc. (11)	Bowling Alley Operator
		LIBOR Plus 7.50% (Floor 1.25%), Current Coupon 8.75%, Secured Debt (Maturity - June 29, 2018) (9)	4,875	4,748	4,982

Anchor Hocking, LLC (11)	Household Products Manufacturer
		LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity - May 21, 2020) (9)	6,948	6,887	5,112

Ancile Solutions, Inc. (11)	Provider of eLearning Solutions
		LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity - July 15, 2018) (9)	9,384	9,335	9,443

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Answers Corporation (11)	Consumer Internet Search Services Provider
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - December 20, 2018) (9)	6,419	6,360	6,435

AP Gaming I, LLC (10)	Developer, Manufacturer, and Operator of Gaming Machines
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity - December 20, 2020) (9)	6,983	6,784	7,105

Aptean, Inc. (11)	Enterprise Application Software Provider
		LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25%, Secured Debt (Maturity - February 26, 2020) (9)	12,718	12,673	12,798

Artel, LLC (11)	Land-Based and Commercial Satellite Provider
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - November 27, 2017) (9)	4,828	4,774	4,659

Ascend Learning, LLC (11)	Technology-based Healthcare Learning Solutions
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - July 31, 2019) (9)	4,239	4,220	4,298

ATS Workholding, Inc. (10)	Manufacturer of Machine Cutting Tools and Accessories
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - March 10, 2019) (9)	5,870	6,125	6,125

B. J. Alan Company	Retailer and Distributor of Consumer Fireworks
		12.75% Current / 2.75% PIK Secured Debt (Maturity - June 22, 2017)	10,560	10,497	10,497

BBTS Borrower LP (11)	Oil & Gas Exploration and Midstream Services
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity - June 4, 2019) (9)	7,930	7,871	8,016

Beers Enterprises, Inc. (10)	Provider of Broadcast Video Transport Services
		Prime Plus 6.50% (Floor 3.25%), Current Coupon 9.75%, Secured Debt (Maturity - March 19, 2019) (9)	5,526	5,468	5,468

Blackhawk Specialty Tools LLC (11)	Oilfield Equipment & Services
		LIBOR Plus 5.25% (Floor 1.25%), Current Coupon 6.50%, Secured Debt (Maturity - August 1, 2019) (9)	6,390	6,351	6,406

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Blue Bird Body Company (11)	School Bus Manufacturer
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - June 26, 2020) (9)	11,500	11,329	11,356

Bluestem Brands, Inc. (11)	Multi-Channel Retailer of General Merchandise
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - December 6, 2018) (9)	3,289	3,229	3,314

Brasa Holdings Inc. (11)	Upscale Full Service Restaurants
		LIBOR Plus 9.50% (Floor 1.50%), Current Coupon 11.00%, Secured Debt (Maturity - January 20, 2020) (9)	2,143	2,125	2,176

California Pizza Kitchen, Inc. (11)	Casual Dining Restaurant Chain
		LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25%, Secured Debt (Maturity - March 29, 2018) (9)	9,062	8,740	8,677

Calloway Laboratories, Inc. (10)	Health Care Testing Facilities
		12.00% PIK Secured Debt (Maturity - September 30, 2014) (14)	7,011	6,962	3,376
		Warrants (Fully diluted 1.5%)		17	—
				6,979	3,376

Cedar Bay Generation Company LP (11)	Coal-Fired Cogeneration Plant
		LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity - April 23, 2020) (9)	7,576	7,511	7,670

CGSC of Delaware Holdings Corp. (11) (13)	Insurance Brokerage Firm
		LIBOR Plus 7.00% (Floor 1.25%), Current Coupon 8.25%, Secured Debt (Maturity - October 16, 2020) (9)	2,000	1,974	1,933

Charlotte Russe, Inc (11)	Fast-Fashion Retailer to Young Women
		LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.75%, Secured Debt (Maturity - May 22, 2019) (9)	4,963	4,921	4,944

CHI Overhead Doors, Inc. (11)	Manufacturer of Overhead Garage Doors
		LIBOR Plus 9.50%, (Floor 1.50%), Current Coupon 11.00%, Secured Debt (Maturity - September 18, 2019) (9)	2,500	2,465	2,513

Clarius ASIG, LLC (10)	Prints & Advertising Film Financing
		12% Secured Debt (Maturity - September 14, 2014)	3,667	3,544	3,538

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Compact Power Equipment, Inc.	Equipment / Tool Rental
		6% Current / 6% PIK Secured Debt (Maturity - October 1, 2017)	4,038	4,021	4,038
		Series A Stock (8% cumulative) (Fully diluted 4.2%) (8)		1,038	2,360
				5,059	6,398

CST Industries Inc. (11)	Storage Tank Manufacturer
		LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 7.75%, Secured Debt (Maturity - May 22, 2017) (9)	12,418	12,297	12,107

Darr Equipment LP (10)	Heavy Equipment Dealer
		11.75% Current / 2.00% PIK Secured Debt (Maturity - April 15, 2020)	20,086	19,431	19,431
		Warrants (Fully diluted 1.5%)		474	474
				19,905	19,905

Digity Media LLC (11)	Radio Station Operator
		LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity - February 10, 2019) (9)	7,500	7,425	7,463

Drilling Info, Inc.	Information Services for the Oil and Gas Industry
		Common Stock (Fully diluted 2.1%)		1,335	9,920

Emerald Performance Materials, Inc. (11)	Specialty Chemicals Manufacturer
		LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.75%, Secured Debt (Maturity - May 18, 2018) (9)	4,411	4,382	4,433

EnCap Energy Fund Investments (12) (13)	Investment Partnerships
		LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%) (8)		3,354	3,571
		LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.) (Fully diluted 0.3%)		1,572	1,863
		LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%) (8)		997	997
		LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)		3,950	4,270
				9,873	10,701

e-Rewards, Inc. (11)	Provider of Digital Data Collection
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - October 29, 2018) (9)	12,850	12,658	12,850

Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft) (11)	Technology-based Performance Support Solutions
		LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity - August 2, 2022) (9)	3,000	2,978	2,983

Excelitas Technologies Corp. (11)	Lighting and Sensor Components
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - November 2, 2020) (9)	3,938	3,901	3,976

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
FC Operating, LLC (10)	Christian Specialty Retail Stores
		LIBOR Plus 10.75%, (Floor 1.25%) Current Coupon 12.00%, Secured Debt (Maturity - November 14, 2017) (9)	5,400	5,320	4,692

Fender Musical Instruments Corporation (11)	Manufacturer of Musical Instruments
		LIBOR Plus 4.50% (Floor 1.25%), Current Coupon 5.75%, Secured Debt (Maturity - April 3, 2019) (9)	445	441	449

FishNet Security, Inc. (11)	Information Technology Value-Added Reseller
		LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity - November 30, 2017) (9)	7,880	7,823	7,860

Fram Group Holdings, Inc. (11)	Manufacturer of Automotive Maintenance Products
		LIBOR Plus 5.00% (Floor 1.50%), Current Coupon 6.50%, Secured Debt (Maturity - July 31, 2017) (9)	5,954	5,946	5,980
		LIBOR Plus 9.00% (Floor 1.50%), Current Coupon 10.50%, Secured Debt (Maturity - January 29, 2018) (9)	1,000	997	955
				6,943	6,935

Grupo Hima San Pablo, Inc. (11)	Tertiary Care Hospitals
		LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 8.50%, Secured Debt (Maturity - January 31, 2018) (9)	4,938	4,861	4,715
		13.75% Secured Debt (Maturity - July 31, 2018)	2,000	1,918	1,910
				6,779	6,625

Guitar Center, Inc. (11)	Musical Instruments Retailer
		6.50% Secured Debt (Maturity - April 15, 2019)	5,000	4,904	4,950

Healogics, Inc. (11)	Wound Care Management
		Common Equity (Fully diluted 0.02%)		50	50

ICON Health & Fitness, Inc. (11)	Producer of Fitness Products
		11.875% Secured Debt (Maturity - October 15, 2016)	2,500	2,459	2,462

iEnergizer Limited (11) (13)	Provider of Business Outsourcing Solutions
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - May 1, 2019) (9)	10,616	10,473	10,404

Inn of the Mountain Gods Resort and Casino (11)	Hotel & Casino Owner & Operator
		9.25% Secured Debt (Maturity - November 30, 2020)	3,851	3,677	3,822

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Ipreo Holdings LLC (11)	Application Software for Capital Markets
		LIBOR Plus 4.00% (Floor 1.00%), Current Coupon 5.00%, Secured Debt (Maturity - August 7, 2017) (9)	2,609	2,609	2,610

iQor US Inc. (11)	Business Process Outsourcing Services Provider
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - April 1, 2021) (9)	10,012	9,801	9,636

Jackson Hewitt Tax Service Inc. (11)	Tax Preparation Service Provider
		LIBOR Plus 8.50% (Floor 1.50%), Current Coupon 10.00%, Secured Debt (Maturity - October 16, 2017) (9)	4,509	4,380	4,498

Joerns Healthcare, LLC (11)	Health Care Equipment & Supplies
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - May 9, 2020) (9)	10,000	9,901	9,963

Keypoint Government Solutions, Inc. (11)	Pre-Employment Screening Services
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - November 13, 2017) (9)	4,358	4,296	4,361

Lansing Trade Group LLC (11)	Commodity Merchandiser
		9.25% Unsecured Debt (Maturity - February 15, 2019)	6,000	6,000	5,880

Larchmont Resources, LLC (11)	Oil & Gas Exploration and Production
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - August 7, 2019) (9)	6,930	6,872	7,086

Learning Care Group (US) No. 2 Inc. (11)	Provider of Early Childhood Education
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity - May 5, 2021) (9)	5,250	5,198	5,342

LJ Host Merger Sub, Inc. (11)	Managed Services and Hosting Provider
		LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity - December 13, 2019) (9)	9,875	9,786	9,838
		LIBOR Plus 8.75% (Floor 1.25%), Current Coupon 10.00%, Secured Debt (Maturity - December 13, 2020) (9)	5,000	4,909	4,975
				14,695	14,813

LTI Flexible Products Inc. (11)	Manufacturer of Environmental & Energy Management Components
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity - May 1, 2021) (9)	1,500	1,493	1,502

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
LKCM Distribution Holdings, L.P.	Distributor of Industrial Process Equipment
		12% Current / 2.5% PIK Secured Debt (Maturity - December 23, 2018)	16,417	16,266	16,266

LKCM Headwater Investments I, L.P. (12) (13)	Investment Partnership
		LP Interests (Fully diluted 2.27%) (8)		2,250	4,766

MAH Merger Corporation (11)	Sports-Themed Casual Dining Chain
		LIBOR Plus 4.50% (Floor 1.25%), Current Coupon 5.75%, Secured Debt (Maturity - July 19, 2019) (9)	7,295	7,228	7,313

MediMedia USA, Inc. (11)	Provider of Healthcare Media and Marketing
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity - November 20, 2018) (9)	5,411	5,278	5,303

MedSolutions Holdings, Inc. (11)	Specialty Benefit Management
		LIBOR Plus 5.25% (Floor 1.25%), Current Coupon 6.50%, Secured Debt (Maturity - July 8, 2019) (9)	3,800	3,767	3,817

Metal Services LLC (11)	Steel Mill Services
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - June 30, 2017) (9)	5,287	5,287	5,338

Milk Specialties Company (11)	Processor of Nutrition Products
		LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity - November 9, 2018) (9)	4,880	4,842	4,855

Miramax Film NY, LLC (11)	Motion Picture Producer and Distributor
		Class B Units (Fully diluted 0.2%)		500	721

Modern VideoFilm, Inc. (10)	Post-Production Film Studio
		LIBOR Plus 3.50% (Floor 1.50%), Current Coupon 5.00% / 8.50% PIK, Current Coupon Plus PIK 13.50%, Secured Debt (Maturity - September 25, 2017) (9)	5,952	5,766	3,617
		Warrants (Fully diluted 2.5%)		151	1
				5,917	3,618

Mood Media Corporation (11) (13)	Electronic Equipment & Instruments
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - May 1, 2019) (9)	4,239	4,198	4,253

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
MP Assets Corporation (11)	Manufacturer of Battery Components
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity - December 19, 2019) (9)	4,508	4,466	4,508

New Media Holdings II LLC (11) (13)	Local Newspaper Operator
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - June 30, 2020) (9)	15,000	14,703	14,775

NCP Investment Holdings, Inc.	Management of Outpatient Cardiac Cath Labs
		Class A and C Units (Fully diluted 2.9%)		20	6,290

Nice-Pak Products, Inc. (11)	Pre-Moistened Wipes Manufacturer
		LIBOR Plus 5.25% (Floor 1.50%), Current Coupon 6.75%, Secured Debt (Maturity - June 18, 2015) (9)	12,862	12,818	12,862

North Atlantic Trading Company, Inc. (11)	Marketer/Distributor of Tobacco Products
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity - January 13, 2020) (9)	7,462	7,392	7,528

Ospemifene Royalty Sub LLC (QuatRx) (10)	Estrogen-Deficiency Drug Manufacturer and Distributor
		11.50% Secured Debt (Maturity - November 15, 2026)	5,205	5,205	5,205

Panolam Industries International, Inc. (11)	Decorative Laminate Manufacturer
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - August 23, 2017) (9)	7,191	7,137	7,196

Permian Holdings, Inc. (11)	Storage Tank Manufacturer
		10.50% Secured Debt (Maturity - January 15, 2018)	3,150	3,120	3,237

PeroxyChem LLC (11)	Chemical Manufacturer
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - February 28, 2020) (9)	8,978	8,806	9,067

Philadelphia Energy Solutions Refining and Marketing LLC (11)	Oil & Gas Refiner
		LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity - April 4, 2018) (9)	2,963	2,928	2,758

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Pitney Bowes Management Services Inc. (11)	Provider of Document Management Services
		LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity - October 1, 2019) (9)	5,955	5,901	6,022

Polyconcept Financial B.V. (11)	Promotional Products to Corporations and Consumers
		LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity - June 28, 2019) (9)	8,391	8,362	8,370

Printpack Holdings, Inc. (11)	Manufacturer of Flexible and Rigid Packaging
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - May 29, 2020) (9)	7,500	7,426	7,538

Primesight Limited (10) (13)	Outdoor Advertising Operator
		10.00% Secured Debt (Maturity - October 22, 2016)	8,973	8,893	9,197

Prowler Acquisition Corp. (11)	Specialty Distributor to the Energy Sector
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity - January 28, 2020) (9)	1,247	1,235	1,259

PT Network, LLC (10)	Provider of Outpatient Physical Therapy and Sports Medicine Services
		LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 8.50%, Secured Debt (Maturity - November 1, 2018) (9)	13,054	12,913	12,913

Radio One, Inc. (11) (13)	Radio Broadcasting
		LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.50%, Secured Debt (Maturity - March 31, 2016) (9)	2,872	2,849	2,940

Ravago Holdings America, Inc. (11)	Polymers Distributor
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity - December 20, 2020) (9)	6,234	6,176	6,297

RCHP, Inc. (11)	Regional Non-Urban Hospital Owner/Operator
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - April 23, 2019) (9)	6,500	6,436	6,504
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity - October 23, 2019) (9)	4,000	3,941	3,983
				10,377	10,487

Recorded Books Inc. (11)	Audiobook and Digital Content Publisher
		LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25%, Secured Debt (Maturity - March 3, 2020) (9)	12,344	12,226	12,344

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Renaissance Learning, Inc. (11)	Technology-based K-12 Learning Solutions
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - April 11, 2022) (9)	3,000	2,971	2,998

Rentpath, Inc. (11)	Online Apartment Aggregator
		LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity - May 29, 2020) (9)	120	120	121

Relativity Media, LLC (10)	Full-scale Film and Television Production and Distribution
		10.00% Secured Debt (Maturity - May 30, 2015)	5,787	5,755	5,801
		15.00% PIK Secured Debt (Maturity - May 30, 2015)	6,866	6,739	7,004
		Class A Units (Fully diluted 0.2%)		292	1,588
				12,786	14,393

The SI Organization, Inc. (11)	Manufacturer of Telecom Structures and Equipment
		LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 5.75%, Secured Debt (Maturity - November 23, 2019) (9)	1,865	1,847	1,874

SAExploration, Inc. (10) (13)	Geophysical Services Provider
		11.00% Current / 2.50% PIK Secured Debt (Maturity - November 28, 2016)	8,137	8,220	8,137
		Common Stock (Fully diluted 0.01%) (8)		65	52
				8,285	8,189

Sagittarius Restaurants LLC (d/b/a Del Taco) (11)	Mexican/American QSR Restaurant Chain
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity - October 1, 2018) (9)	4,909	4,885	4,921

SCE Partners, LLC (10)	Hotel & Casino Operator
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - August 14, 2019) (9)	7,500	7,434	6,862

Sotera Defense Solutions, Inc. (11)	Defense Industry Intelligence Services
		LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.50%, Secured Debt (Maturity - April 21, 2017) (9)	11,554	11,068	10,630

Sutherland Global Services, Inc. (11)	Business Process Outsourcing Provider
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - March 6, 2019) (9)	6,563	6,456	6,604

Synagro Infrastructure Company, Inc (11)	Waste Management Services
		LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity - August 22, 2020) (9)	6,948	6,823	6,913

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Targus Group International (11)	Protective Cases for Mobile Devices
		LIBOR Plus 9.50% (Floor 1.50%), Current Coupon 11.00% / 1.00% PIK, Current Coupon Plus PIK 12.00%, Secured Debt (Maturity - May 24, 2016) (9)	4,335	4,349	3,717

TeleGuam Holdings, LLC (11)	Cable and Telecom Services Provider
		LIBOR Plus 4.00% (Floor 1.25%), Current Coupon 5.25%, Secured Debt (Maturity - December 10, 2018) (9)	6,925	6,906	6,930
		LIBOR Plus 7.50% (Floor 1.25%), Current Coupon 8.75%, Secured Debt (Maturity - June 10, 2019) (9)	2,500	2,479	2,519
				9,385	9,449

Templar Energy LLC (11)	Oil & Gas Exploration and Production
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - November 25, 2020) (9)	5,000	4,941	4,975

The Tennis Channel, Inc. (10)	Television-Based Sports Broadcasting
		Warrants (Fully diluted 0.1%)		235	301

The Topps Company, Inc. (11)	Trading Cards & Confectionary
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - October 2, 2018) (9)	1,990	1,973	1,970

ThermaSys Corporation (11)	Manufacturer of Industrial Heat Exchanges
		LIBOR Plus 4.00% (Floor 1.25%), Current Coupon 5.25%, Secured Debt (Maturity - May 3, 2019) (9)	11,184	11,118	11,177

Therakos, Inc. (11)	Immune System Disease Treatment
		LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity - December 27, 2017) (9)	6,278	6,163	6,325

Travel Leaders Group, LLC (11)	Travel Agency Network Provider
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - December 5, 2018) (9)	12,798	12,638	12,821

UniTek Global Services, Inc. (11) (13)	Provider of Outsourced Infrastructure Services
		LIBOR Plus 9.50% (Floor 1.50%), Current Coupon 11.00% / 4.00% PIK, Current Coupon Plus PIK 15.00%, Secured Debt (Maturity - April 15, 2018) (9)	10,189	9,561	10,342
		Warrants (Fully diluted 1.4%)		449	110
				10,010	10,452

Universal Fiber Systems, LLC (10)	Manufacturer of Synthetic Fibers
		LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25%, Secured Debt (Maturity - January 31, 2019) (9)	5,159	5,147	5,172

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
US Joiner Holding Company (11)	Marine Interior Design and Installation
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - April 16, 2020) (9)	7,481	7,445	7,463

Vantage Oncology, LLC (11)	Outpatient Radiation Oncology Treatment Centers
		9.50% Secured Bond (Maturity - June 5, 2017)	7,000	7,000	6,930

Virtex Enterprises, LP (10)	Specialty, Full-Service Provider of Complex Electronic Manufacturing Services
		12.00% Secured Debt (Maturity - December 27, 2018)	1,667	1,463	1,463
		Preferred Class A Units (5% cumulative) (Fully diluted 1.4%) (8)		336	336
		Warrants (Fully diluted 1.1%)		186	186
				1,985	1,985

Visant Corporation (11)	School Affinity Stores
		LIBOR Plus 4.00% (Floor 1.25%), Current Coupon 5.25%, Secured Debt (Maturity - December 22, 2016) (9)	3,882	3,882	3,871

Vision Solutions, Inc. (11)	Provider of Information Availability Software
		LIBOR Plus 4.50% (Floor 1.50%), Current Coupon 6.00%, Secured Debt (Maturity - July 23, 2016) (9)	4,087	4,008	4,109
		LIBOR Plus 8.00% (Floor 1.50%), Current Coupon 9.50%, Secured Debt (Maturity - July 23, 2017) (9)	5,000	4,973	5,025
				8,981	9,134

Walker & Dunlop Inc. (11) (13)	Real Estate Financial Services
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity - December 20, 2020) (9)	3,231	3,201	3,288

Western Dental Services, Inc. (11)	Dental Care Services
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - November 1, 2018) (9)	5,423	5,418	5,451

Wilton Brands LLC (11)	Specialty Housewares Retailer
		LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity - August 30, 2018) (9)	1,800	1,773	1,741

YP Holdings LLC (11)	Online and Offline Advertising Operator
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity - June 4, 2018) (9)	3,418	3,371	3,443

Zilliant Incorporated	Price Optimization and Margin Management Solutions
		Warrants (Fully diluted 2.7%)		1,071	1,071

Subtotal Non-Control/Non-Affiliate Investments (54.1% of total investments at fair value)				763,484	780,464

Total Portfolio Investments, June 30, 2014				1,287,303	1,434,399

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2014

(in thousands)

(Unaudited)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Marketable Securities and Idle Funds Investments

	Investments in Marketable Securities and Diversified, Registered Bond Funds
Other Marketable Securities and Idle Funds Investments (13)				9,212	8,974

Subtotal Marketable Securities and Idle Funds Investments (0.6% of total investments at fair value)				9,212	8,974

Total Investments, June 30, 2014				$1,296,515	$1,443,373

(1)     All investments are Lower Middle Market portfolio investments, unless otherwise noted.  All of the Company’s assets are encumbered either as security for the Company’s credit agreement or in support of the SBA-guaranteed debentures issued by the Funds.

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

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(in thousands)

(Unaudited)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Control Investments (5)

ASC Interests, LLC	Recreational and Educational Shooting Facility
		11% Secured Debt (Maturity - July 31, 2018)	3,500	3,434	3,434
		Member Units (Fully diluted 48.4%)		1,500	1,500
				4,934	4,934

Bond-Coat, Inc.	Casing and Tubing Coating Services
		12% Secured Debt (Maturity - December 28, 2017)	14,750	14,581	14,750
		Common Stock (Fully diluted 42.9%)		6,220	8,850
				20,801	23,600

Café Brazil, LLC	Casual Restaurant Group
		Member Units (Fully diluted 69.0%) (8)		1,742	6,770

California Healthcare Medical Billing, Inc.	Outsourced Billing and Revenue Cycle Management
		12% Secured Debt (Maturity - October 17, 2015)	8,103	7,973	8,103
		Warrants (Fully diluted 21.3%)		1,193	3,380
		Common Stock (Fully diluted 9.8%)		1,177	1,560
				10,343	13,043

CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units (Fully diluted 41.6%) (8)		1,300	16,700

Ceres Management, LLC (Lambs)	Aftermarket Automotive Services Chain
		14% Secured Debt (Maturity - May 31, 2018)	4,000	4,000	4,000
		Class B Member Units (12% cumulative) (8)		3,586	3,586
		Member Units (Fully diluted 65.0%)		5,273	1,190
		9.5% Secured Debt (Lamb’s Real Estate Investment I, LLC) (Maturity - October 1, 2025)	1,017	1,017	1,017
		Member Units (Lamb’s Real Estate Investment I, LLC) (Fully diluted 100.0%) (8)		625	1,060
				14,501	10,853

Garreco, LLC	Manufacturer and Supplier of Dental Products
		14% Secured Debt (Maturity - January 12, 2018)	5,800	5,693	5,693
		Member Units (Fully diluted 32.0%)		1,200	1,200
				6,893	6,893

Gulf Manufacturing, LLC	Manufacturer of Specialty Fabricated Industrial Piping Products
		9% PIK Secured Debt (Ashland Capital IX, LLC) (Maturity - June 30, 2017)	919	919	919
		Member Units (Fully diluted 34.2%) (8)		2,980	13,220
				3,899	14,139

Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
		12% Secured Debt (Maturity - June 4, 2015)	4,896	4,659	4,896
		Preferred Stock (8% cumulative) (8)		1,167	1,167
		Common Stock (Fully diluted 34.4%)		718	1,340
				6,544	7,403

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Hawthorne Customs and Dispatch Services, LLC	Facilitator of Import Logistics, Brokerage, and Warehousing
		Member Units (Fully diluted 47.6%) (8)		589	440
		Member Units (Wallisville Real Estate, LLC) (Fully diluted 59.1%) (8)		1,215	2,050
				1,804	2,490

Hydratec, Inc.	Designer and Installer of Micro-Irrigation Systems
		Common Stock (Fully diluted 95.9%) (8)		7,095	13,720

IDX Broker, LLC	Provider of Marketing and CRM Tools for Real Estate
		12.5% Secured Debt (Maturity - November 18, 2018)	10,571	10,467	10,467
		Member Units (Fully diluted 63.9%)		5,029	5,029
				15,496	15,496
Impact Telecom, Inc.	Telecommunications Services
		LIBOR Plus 4.50%, (Floor 2.00%) Current Coupon 6.50%, Secured Debt (Maturity - May 31, 2018) (9)	1,575	1,568	1,568
		13% Secured Debt (Maturity - May 31, 2018)	22,500	14,690	14,690
		Warrants (Fully diluted 40.0%)		8,000	8,760
				24,258	25,018

Indianapolis Aviation Partners, LLC	Fixed Base Operator
		15% Secured Debt (Maturity - September 15, 2014)	3,550	3,483	3,550
		Warrants (Fully diluted 30.1%)		1,129	2,200
				4,612	5,750

Jensen Jewelers of Idaho, LLC	Retail Jewelry Store
		Prime Plus 6.75%, (Floor 3.25%) Current Coupon 10.00%, Secured Debt (Maturity - November 14, 2016) (9)	4,255	4,193	4,255
		Member Units (Fully diluted 60.8%) (8)		811	3,310
				5,004	7,565

Lighting Unlimited, LLC	Commercial and Residential Lighting Products and Design Services
		8% Secured Debt (Maturity - August 22, 2014)	1,676	1,676	1,676
		Preferred Stock (non-voting)		459	470
		Warrants (Fully diluted 7.1%)		54	30
		Common Stock (Fully diluted 70.0%)		100	250
				2,289	2,426

Marine Shelters Holdings, LLC	Fabricator of Marine and Industrial Shelters
		12% Secured Debt (Maturity - December 28, 2017)	10,250	10,076	10,076
		Preferred Stock (Fully diluted 26.7%)		3,750	3,750
				13,826	13,826

Mid-Columbia Lumber Products, LLC	Manufacturer of Finger- Jointed Lumber Products
		10% Secured Debt (Maturity - December 18, 2017)	1,750	1,750	1,750
		12% Secured Debt (Maturity - December 18, 2017)	3,900	3,900	3,900
		9.5% Secured Debt (Mid - Columbia Real Estate, LLC) (Maturity - May 13, 2025)	972	972	972
		Member Units (Fully diluted 54.0%) (8)		1,132	8,280
		Member Units (Mid - Columbia Real Estate, LLC) (Fully diluted 50.0%) (8)		250	440
				8,004	15,342

MSC Adviser I, LLC	Investment Partnership
		Member Units (Fully diluted 100.0%)		—	1,064

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
NAPCO Precast, LLC	Precast Concrete Manufacturing
		Prime Plus 2%, (Floor 7.00%) Current Coupon 9%, Secured Debt (Maturity - September 1, 2015) (9)	2,750	2,703	2,750
		Prime Plus 2%, (Floor 7.00%) Current Coupon 9%, Secured Debt (Maturity - February 1, 2016) (9)	2,923	2,893	2,923
		18% Secured Debt (Maturity - February 1, 2016)	4,468	4,418	4,468
		Member Units (Fully diluted 44.0%) (8)		2,975	5,920
				12,989	16,061

NRI Clinical Research, LLC	Clinical Research Center
		14% Secured Debt (Maturity - September 8, 2016)	4,394	4,226	4,226
		Warrants (Fully diluted 12.5%)		252	440
		Member Units (Fully diluted 24.8%)		500	870
				4,978	5,536

NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		12% Secured Debt (Maturity - December 22, 2016)	12,100	11,382	12,100
		Warrants (Fully diluted 12.2%)		817	1,420
		Member Units (Fully diluted 43.2%) (8)		2,900	5,050
				15,099	18,570

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
		Common Stock (Fully diluted 48.0%) (8)		1,080	13,420

Pegasus Research Group, LLC (Televerde)	Telemarketing and Data Services
		15% Secured Debt (Maturity - January 6, 2016)	4,791	4,760	4,791
		Member Units (Fully diluted 43.7%) (8)		1,250	4,860
				6,010	9,651

PPL RVs, Inc.	Recreational Vehicle Dealer
		11.1% Secured Debt (Maturity - June 10, 2015)	7,860	7,827	7,860
		Common Stock (Fully diluted 51.1%)		2,150	7,990
				9,977	15,850

Principle Environmental, LLC	Noise Abatement Services
		12% Secured Debt (Maturity - February 1, 2016)	3,506	3,070	3,506
		12% Current / 2% PIK Secured Debt (Maturity - February 1, 2016)	4,674	4,617	4,656
		Warrants (Fully diluted 14.6%)		1,200	2,620
		Member Units (Fully diluted 22.6%) (8)		1,863	4,180
				10,750	14,962

River Aggregates, LLC	Processor of Construction Aggregates
		12% Secured Debt (Maturity - June 30, 2018)	500	500	500
		Zero Coupon Secured Debt (Maturity - June 30, 2018)	750	421	421
		Member Units (Fully diluted 38.3%)		1,150	—
		Member Units (RA Properties, LLC) (Fully diluted 50.0%)		369	369
				2,440	1,290

Southern RV, LLC	Recreational Vehicle Dealer
		13% Secured Debt (Maturity - August 8, 2018)	11,400	11,239	11,239
		Member Units (Fully diluted 50.2%)		1,680	1,680
		13% Secured Debt (Southern RV Real Estate, LLC) (Maturity - August 8, 2018)	3,250	3,204	3,204
		Member Units (Southern RV Real Estate, LLC) (Fully diluted 55.69%)		480	480
				16,603	16,603

The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
		4.5% Current / 4.5% PIK Secured Debt (Maturity - July 1, 2014)	1,079	1,079	880
		6% Current / 6% PIK Secured Debt (Maturity - July 1, 2014)	5,639	5,639	4,600
		Warrants (Fully diluted 52.3%)		1,096	—
				7,814	5,480

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Travis Acquisition LLC	Manufacturer of Aluminum Trailers
		12% Secured Debt (Maturity - August 30, 2018)	9,200	9,025	9,025
		Member Units (Fully diluted 65.5%)		7,100	7,100
				16,125	16,125

Uvalco Supply, LLC	Farm and Ranch Supply Store
		9% Secured Debt (Maturity - January 1, 2019)	2,175	2,175	2,175
		Member Units (Fully diluted 42.8%) (8)		1,113	3,730
				3,288	5,905

Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage
		13% Secured Debt (Maturity - December 23, 2016)	3,204	3,158	3,158
		Series A Preferred Stock (Fully diluted 50.9%)		3,000	1,510
		Common Stock (Fully diluted 19.1%)		3,706	—
				9,864	4,668

Ziegler’s NYPD, LLC	Casual Restaurant Group
		Prime Plus 2%, (Floor 7.00%) Current Coupon 9%, Secured Debt (Maturity - October 1, 2018) (9)	1,000	1,000	1,000
		9% Current / 9% PIK Secured Debt (Maturity - October 1, 2018)	5,449	5,449	4,820
		Warrants (Fully diluted 46.6%)		600	—
				7,049	5,820

Subtotal Control Investments (27.5% of total investments at fair value)				277,411	356,973

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

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(in thousands)

(Unaudited)

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Non-Control/Non-Affiliate Investments (7)

ABG Intermediate Holdings 2, LLC (11)	Trademark Licensing of Clothing
		LIBOR Plus 5.00%, (Floor 1.00%) Current Coupon 6.00%, Secured Debt (Maturity - June 28, 2019) (9)	7,500	7,463	7,463

Allflex Holdings III Inc. (11)	Manufacturer of Livestock Identification Products
		LIBOR Plus 7.00%, (Floor 1.00%) Current Coupon 8.00%, Secured Debt (Maturity - July 19, 2021) (9)	5,000	4,952	5,076

Alvogen Pharma US, Inc. (11)	Pharmaceutical Company Focused on Generics
		LIBOR Plus 5.75%, (Floor 1.25%) Current Coupon 7.00%, Secured Debt (Maturity - May 23, 2018) (9)	1,966	1,938	1,996

AM General LLC (11)	Specialty Vehicle Manufacturer
		LIBOR Plus 9.00%, (Floor 1.25%) Current Coupon 10.25%, Secured Debt (Maturity - March 22, 2018) (9)	2,850	2,775	2,501

AM3 Pinnacle Corporation	Provider of Comprehensive Internet, TV and Voice Services for Multi-Dwelling Unit Properties
		10% Secured Debt (Maturity - October 22, 2018)	22,500	22,320	22,320
		Common Stock (Fully diluted 3.2%)		2,000	2,000
				24,320	24,320

American Beacon Advisors Inc. (11)	Provider of Sub-Advised Investment Products
		LIBOR Plus 3.75%, (Floor 1.00%) Current Coupon 4.75%, Secured Debt (Maturity - November 22, 2019) (9)	6,500	6,436	6,534

AmeriTech College, LLC	For-Profit Nursing and Healthcare College
		18% Secured Debt (Maturity - March 9, 2017)	6,050	5,960	6,050

AMF Bowling Centers, Inc. (11)	Bowling Alley Operator
		LIBOR Plus 7.50%, (Floor 1.25%) Current Coupon 8.75%, Secured Debt (Maturity - June 29, 2018) (9)	4,938	4,799	4,975

Anchor Hocking, LLC (11)	Household Products Manufacturer
		LIBOR Plus 6.25%, (Floor 1.25%) Current Coupon 7.50%, Secured Debt (Maturity - May 21, 2020) (9)	6,965	6,900	7,078

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Ancile Solutions, Inc. (11)	Provider of eLearning Solutions
		LIBOR Plus 5.00%, (Floor 1.25%) Current Coupon 6.25%, Secured Debt (Maturity - July 15, 2018) (9)	9,628	9,571	9,652

Answers Corporation (11)	Consumer Internet Search Services Provider
		LIBOR Plus 5.50%, (Floor 1.00%) Current Coupon 6.50%, Secured Debt (Maturity - December 20, 2018) (9)	8,500	8,415	8,436

AP Gaming I, LLC	Developer, Manufacturer, and Operator of Gaming Machines
		LIBOR Plus 8.25%, (Floor 1.00%) Current Coupon 9.25%, Secured Debt (Maturity - December 20, 2020) (9)	7,000	6,790	6,913

Apria Healthcare Group, Inc. (11)	Provider of Home Healthcare Equipment
		LIBOR Plus 5.50%, (Floor 1.25%) Current Coupon 6.75%, Secured Debt (Maturity - April 6, 2020) (9)	5,473	5,441	5,500

Artel, LLC (11)	Land-Based and Commercial Satellite Provider
		LIBOR Plus 6.00%, (Floor 1.25%) Current Coupon 7.25%, Secured Debt (Maturity - November 27, 2017) (9)	5,953	5,878	5,864

Atkins Nutritionals Holdings II, Inc. (11)	Weight Management Food Products
		LIBOR Plus 5.00%, (Floor 1.25%) Current Coupon 6.25%, Secured Debt (Maturity - January 2, 2019) (9)	1,985	1,985	2,010

B. J. Alan Company	Retailer and Distributor of Consumer Fireworks
		12.5% Current / 2.5% PIK Secured Debt (Maturity - June 22, 2017)	11,235	11,158	11,158

BBTS Borrower LP (11)	Oil & Gas Exploration and Midstream Services
		LIBOR Plus 6.50%, (Floor 1.25%) Current Coupon 7.75%, Secured Debt (Maturity - June 4, 2019) (9)	6,948	6,883	7,013

Blackhawk Specialty Tools LLC (11)	Oilfield Equipment & Services
		LIBOR Plus 5.25%, (Floor 1.25%) Current Coupon 6.50%, Secured Debt (Maturity - August 1, 2019) (9)	5,413	5,375	5,399

Bluestem Brands, Inc. (11)	Multi-Channel Retailer of General Merchandise
		LIBOR Plus 6.50%, (Floor 1.00%) Current Coupon 7.50%, Secured Debt (Maturity - December 6, 2018) (9)	4,000	3,921	3,960

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Brand Connections, LLC	Venue-Based Marketing and Media
		12% Secured Debt (Maturity - April 30, 2015)	7,063	6,983	7,063

Brasa Holdings, Inc. (11)	Upscale Full Service Restaurants
		LIBOR Plus 4.75%, (Floor 1.00%) Current Coupon 5.75%, Secured Debt (Maturity - July 19, 2019) (9)	3,456	3,379	3,498
		LIBOR Plus 9.50%, (Floor 1.50%) Current Coupon 11.00%, Secured Debt (Maturity - January 20, 2020) (9)	3,857	3,820	3,896
				7,199	7,394

Calloway Laboratories, Inc. (10)	Health Care Testing Facilities
		12.00% PIK Secured Debt (Maturity - September 30, 2014)	6,336	6,276	4,738
		Warrants (Fully diluted 1.5%)		17	—
				6,293	4,738

CDC Software Corporation (11)	Enterprise Application Software
		LIBOR Plus 6.00%, (Floor 1.50%) Current Coupon 7.50%, Secured Debt (Maturity - August 6, 2018) (9)	4,197	4,163	4,244

Cedar Bay Generation Company LP (11)	Coal-Fired Cogeneration Plant
		LIBOR Plus 5.00%, (Floor 1.25%) Current Coupon 6.25%, Secured Debt (Maturity - April 23, 2020) (9)	7,964	7,891	8,028

Charlotte Russe, Inc. (11)	Fast-Fashion Retailer to Young Women
		LIBOR Plus 5.50%, (Floor 1.25%) Current Coupon 6.75%, Secured Debt (Maturity - May 22, 2019) (9)	4,988	4,942	4,919

CHI Overhead Doors, Inc. (11)	Manufacturer of Overhead Garage Doors
		LIBOR Plus 9.50%, (Floor 1.50%) Current Coupon 11.00%, Secured Debt (Maturity - September 18, 2019) (9)	2,500	2,462	2,513

Collective Brands Finance, Inc. (11)	Specialty Footwear Retailer
		LIBOR Plus 6.00%, (Floor 1.25%) Current Coupon 7.25%, Secured Debt (Maturity - October 9, 2019) (9)	2,481	2,481	2,494

Compact Power Equipment, Inc.	Equipment / Tool Rental
		6% Current / 6% PIK Secured Debt (Maturity - October 1, 2017)	3,918	3,901	3,918
		Series A Stock (8% cumulative) (Fully diluted 4.2%) (8)		998	2,230
				4,899	6,148

CGSC of Delaware Holdings Corp. (11) (13)	Insurance Brokerage Firm
		LIBOR Plus 7.00%, (Floor 1.25%) Current Coupon 8.25%, Secured Debt (Maturity - October 16, 2020) (9)	2,000	1,972	1,940

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Connolly Holdings, Inc. (11)	Audit Recovery Software
		LIBOR Plus 5.25%, (Floor 1.25%) Current Coupon 6.50%, Secured Debt (Maturity - July 13, 2018) (9)	2,395	2,376	2,405
		LIBOR Plus 9.25%, (Floor 1.25%) Current Coupon 10.50%, Secured Debt (Maturity - January 15, 2019) (9)	2,000	1,967	2,045
				4,343	4,450

CST Industries (11)	Storage Tank Manufacturer
		LIBOR Plus 6.25%, (Floor 1.50%) Current Coupon 7.75%, Secured Debt (Maturity - May 22, 2017) (9)	11,563	11,436	11,389

Drilling Info, Inc.	Information Services for the Oil and Gas Industry
		Common Stock (Fully diluted 2.1%)		1,335	9,470

Emerald Performance Materials, Inc. (11)	Specialty Chemicals Manufacturer
		LIBOR Plus 5.50%, (Floor 1.25%) Current Coupon 6.75%, Secured Debt (Maturity - May 18, 2018) (9)	4,434	4,401	4,467

EnCap Energy Fund Investments (12) (13)	Investment Partnership
		LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%) (8)		2,868	2,985
		LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.) (Fully diluted 0.3%)		1,192	1,301
		LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)		646	646
		LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)		2,723	2,723
				7,429	7,655

e-Rewards, Inc. (11)	Provider of Digital Data Collection
		LIBOR Plus 5.00%, (Floor 1.00%) Current Coupon 6.00%, Secured Debt (Maturity - October 29, 2018) (9)	11,000	10,786	10,931

Excelitas Technologies Corp. (11)	Lighting and Sensor Components
		LIBOR Plus 5.00%, (Floor 1.00%) Current Coupon 6.00%, Secured Debt (Maturity - November 2, 2020) (9)	3,958	3,919	3,987

Fender Musical Instruments Corporation (11)	Manufacturer of Musical Instruments
		LIBOR Plus 4.50%, (Floor 1.25%) Current Coupon 5.75%, Secured Debt (Maturity - April 3, 2019) (9)	448	443	455

FC Operating, LLC (10)	Christian Specialty Retail Stores
		LIBOR Plus 10.75%, (Floor 1.25%) Current Coupon 12.00%, Secured Debt (Maturity - November 14, 2017) (9)	5,550	5,459	5,437

FishNet Security, Inc. (11)	Information Technology Value-Added Reseller
		LIBOR Plus 5.00%, (Floor 1.25%) Current Coupon 6.25%, Secured Debt (Maturity - November 30, 2017) (9)	7,920	7,856	7,965

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Fram Group Holdings, Inc. (11)	Manufacturer of Automotive Maintenance Products
		LIBOR Plus 5.00%, (Floor 1.50%) Current Coupon 6.50%, Secured Debt (Maturity - July 31, 2017) (9)	964	961	958
		LIBOR Plus 9.00%, (Floor 1.50%) Current Coupon 10.50%, Secured Debt (Maturity - January 29, 2018) (9)	1,000	996	953
				1,957	1,911

Gastar Exploration USA, Inc. (11)	Oil & Gas Exploration & Production
		8.63% Secured Bond (Maturity - May 15, 2018)	1,000	1,000	983

Getty Images, Inc. (11)	Digital Photography and Video Content Marketplace
		LIBOR Plus 3.50%, (Floor 1.25%) Current Coupon 4.75%, Secured Debt (Maturity - October 18, 2019) (9)	4,987	4,501	4,665

Golden Nugget, Inc. (11)	Owner & Operator of Hotels & Casinos
		LIBOR Plus 4.50%, (Floor 1.00%) Current Coupon 5.50%, Secured Debt (Maturity - November 21, 2019) (9)	1,400	1,380	1,424

Grupo Hima San Pablo, Inc. (11)	Tertiary Care Hospitals
		LIBOR Plus 7.00%, (Floor 1.50%) Current Coupon 8.50%, Secured Debt (Maturity - January 31, 2018) (9)	4,963	4,877	4,714
		13.75 Secured Debt (Maturity - July 31, 2018)	2,000	1,911	1,900
				6,788	6,614

Healogics, Inc. (11)	Wound Care Management
		Common Equity (Fully diluted 0.02%) (8)		50	50

iEnergizer Limited (11)	Provider of Business Outsourcing Solutions
		LIBOR Plus 6.00%, (Floor 1.25%) Current Coupon 7.25%, Secured Debt (Maturity - May 1, 2019) (9)	8,150	8,020	8,028

Inn of the Mountain Gods Resort and Casino (11)	Hotel & Casino
		9.25% Secured Debt (Maturity - November 30, 2020)	4,096	3,901	3,953

Ipreo Holdings LLC (11)	Application Software for Capital Markets
		LIBOR Plus 4.00%, (Floor 1.00%) Current Coupon 5.00%, Secured Debt (Maturity - August 5, 2017) (9)	5,637	5,630	5,721

Ivy Hill Middle Market Credit Fund III, Ltd. (12) (13)	Investment Partnership
		LIBOR Plus 6.50%, (Floor 0.28%) Current Coupon 6.78%, Secured Debt (Maturity - January 15, 2022)	2,000	1,704	2,000

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Jackson Hewitt Tax Services, Inc. (11)	Tax Preparation Services
		LIBOR Plus 8.50%, (Floor 1.50%) Current Coupon 10.00%, Secured Debt (Maturity - October 16, 2017) (9)	4,844	4,688	4,820

Joerns Healthcare, LLC (11)	Health Care Equipment & Supplies
		LIBOR Plus 5.00%, (Floor 1.25%) Current Coupon 6.25%, Secured Debt (Maturity - March 28, 2018) (9)	6,451	6,395	6,322

Keypoint Government Solutions, Inc. (11)	Pre-Employment Screening Services
		LIBOR Plus 6.00%, (Floor 1.25%) Current Coupon 7.25%, Secured Debt (Maturity - November 13, 2017) (9)	4,483	4,411	4,439

Larchmont Resources, LLC (11)	Oil & Gas Exploration & Production
		LIBOR Plus 7.25%, (Floor 1.25%) Current Coupon 8.50%, Secured Debt (Maturity - August 7, 2019) (9)	6,965	6,899	7,096

Learning Care Group (US) No. 2 Inc. (11)	Provider of Early Childhood Education
		LIBOR Plus 4.75%, (Floor 1.25%) Current Coupon 6.00%, Secured Debt (Maturity - May 8, 2019) (9)	5,486	5,436	5,521

LJ Host Merger Sub, Inc. (11)	Managed Services and Hosting Provider
		LIBOR Plus 4.75%, (Floor 1.25%) Current Coupon 6.00%, Secured Debt (Maturity - December 23, 2019) (9)	10,000	9,901	9,950
		LIBOR Plus 8.75%, (Floor 1.25%) Current Coupon 10.00%, Secured Debt (Maturity - December 23, 2020) (9)	5,000	4,901	4,975
				14,802	14,925

LKCM Distribution Holdings, L.P.	Distributor of Industrial Process Equipment
		12% Current / 2.5% PIK Secured Debt (Maturity - December 23, 2018)	16,506	16,342	16,342

LKCM Headwater Investments I, L.P. (12) (13)	Investment Partnership
		LP Interests (Fully diluted 2.27%) (8)		1,500	3,033

MAH Merger Corporation (11)	Sports-Themed Casual Dining Chain
		LIBOR Plus 4.50%, (Floor 1.25%) Current Coupon 5.75%, Secured Debt (Maturity - July 19, 2019) (9)	7,350	7,277	7,313

Media Holdings, LLC (11)	Internet Traffic Generator
		14% Secured Debt (Maturity - October 18, 2018)	5,894	5,781	5,952

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
MediMedia USA, Inc. (11)	Provider of Healthcare Media and Marketing
		LIBOR Plus 6.75%, (Floor 1.25%) Current Coupon 8.00%, Secured Debt (Maturity - November 20, 2018) (9)	5,473	5,339	5,351

Medpace Intermediateco, Inc. (11)	Clinical Trial Development and Execution
		LIBOR Plus 4.00%, (Floor 1.25%) Current Coupon 5.25%, Secured Debt (Maturity - June 19, 2017) (9)	2,924	2,896	2,924

MedSolutions Holdings, Inc. (11)	Specialty Benefit Management
		LIBOR Plus 5.25%, (Floor 1.25%) Current Coupon 6.50%, Secured Debt (Maturity - July 8, 2019) (9)	3,900	3,864	3,912

Metal Services LLC (11)	Steel Mill Services
		LIBOR Plus 5.00%, (Floor 1.00%) Current Coupon 6.00%, Secured Debt (Maturity - June 30, 2017) (9)	5,313	5,313	5,365

Milk Specialties Company (11)	Processor of Nutrition Products
		LIBOR Plus 5.75%, (Floor 1.25%) Current Coupon 7.00%, Secured Debt (Maturity - November 9, 2018) (9)	4,905	4,863	4,911

Miramax Film NY, LLC (11)	Motion Picture Producer and Distributor
		Class B Units (Fully diluted 0.2%)		500	871

Modern VideoFilm, Inc. (10)	Post-Production Film Studio
		LIBOR Plus 3.50%, (Floor 1.50%) Current Coupon 5.00% / 8.50% PIK, Current Coupon Plus PIK 13.50%, Secured Debt (Maturity - December 19, 2017) (9)	5,397	5,198	4,749
		Warrants (Fully diluted 2.5%)		151	1
				5,349	4,750

MP Assets Corporation (11)	Manufacturer of Battery Components
		LIBOR Plus 4.50%, (Floor 1.25%) Current Coupon 5.50%, Secured Debt (Maturity - December 19, 2019) (9)	4,600	4,554	4,589

National Vision, Inc. (11)	Discount Optical Retailer
		LIBOR Plus 5.75%, (Floor 1.25%) Current Coupon 7.00%, Secured Debt (Maturity - August 2, 2018) (9)	3,163	3,125	3,173

NCP Investment Holdings, Inc.	Management of Outpatient Cardiac Cath Labs
		Class A and C Units (Fully diluted 3.3%)		20	3,170

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
NGPL PipeCo, LLC (11)	Natural Gas Pipelines and Storage Facilities
		LIBOR Plus 5.50%, (Floor 1.25%) Current Coupon 6.75%, Secured Debt (Maturity - September 15, 2017) (9)	9,805	9,660	9,163

Nice-Pak Products, Inc. (11)	Pre-Moistened Wipes Manufacturer
		LIBOR Plus 6.50%, (Floor 1.50%) Current Coupon 8.00%, Secured Debt (Maturity - June 18, 2014) (9)	5,701	5,650	5,530

North American Breweries Holdings, LLC (11)	Operator of Specialty Breweries
		LIBOR Plus 6.25%, (Floor 1.25%) Current Coupon 7.50%, Secured Debt (Maturity - December 11, 2018) (9)	3,960	3,892	3,881

NRC US Holding Company LLC (11)	Environmental Services Provider
		LIBOR Plus 4.50%, (Floor 1.00%) Current Coupon 5.50%, Secured Debt (Maturity - July 30, 2019) (9)	3,413	3,396	3,421

Nuverra Environmental Solutions, Inc. (11)	Water Treatment and Disposal Services
		9.88% Unsecured Bond (Maturity - April 15, 2018)	3,500	3,500	3,413

Ospemifene Royalty Sub LLC (QuatRx) (10)	Estrogen-Deficiency Drug Manufacturer and Distributor
		11.50% Secured Debt (Maturity - November 15, 2026)	5,000	5,000	5,000

Panolam Industries International, Inc. (11)	Decorative Laminate Manufacturer
		LIBOR Plus 6.00%, (Floor 1.25%) Current Coupon 7.25%, Secured Debt (Maturity - August 23, 2017) (9)	7,499	7,435	7,255

Permian Holdings, Inc. (11)	Storage Tank Manufacturer
		10.50% Secured Bond (Maturity - January 15, 2018)	3,150	3,116	3,103

Philadelphia Energy Solutions Refining and Marketing LLC (11)	Oil & Gas Refiner
		LIBOR Plus 5.00%, (Floor 1.25%) Current Coupon 6.25%, Secured Debt (Maturity - April 4, 2018) (9)	2,978	2,939	2,625

Pitney Bowes Management Services Inc. (11)	Provider of Document Management Services
		LIBOR Plus 6.25%, (Floor 1.25%) Current Coupon 7.50%, Secured Debt (Maturity - October 1, 2019) (9)	5,985	5,927	6,030

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Polyconcept Financial B.V. (11)	Promotional Products to Corporations and Consumers
		LIBOR Plus 4.75%, (Floor 1.25%) Current Coupon 6.00%, Secured Debt (Maturity - June 28, 2019) (9)	3,413	3,381	3,425

Primesight Limited (10)	Outdoor Advertising Operator
		11.25% Secured Debt (Maturity - October 17, 2015)	7,378	7,378	8,163

PT Network, LLC (10)	Provider of Outpatient Physical Therapy and Sports Medicine Services
		LIBOR Plus 7.00%, (Floor 1.50%) Current Coupon 8.50%, Secured Debt (Maturity - November 1, 2018) (9)	8,597	8,499	8,499

Radio One, Inc. (11)	Radio Broadcasting
		LIBOR Plus 6.00%, (Floor 1.50%) Current Coupon 7.50%, Secured Debt (Maturity - March 31, 2016) (9)	2,902	2,873	2,977

Ravago Holdings America Inc (11)	Polymers Distributor
		LIBOR Plus 4.50%, (Floor 1.00%) Current Coupon 5.50%, Secured Debt (Maturity - December 20, 2020) (9)	6,250	6,188	6,266

Relativity Media, LLC (10)	Full-scale Film and Television Production and Distribution
		10.00% Secured Debt (Maturity - May 24, 2015)	5,787	5,739	6,026
		15.00% PIK Secured Debt (Maturity - May 24, 2015)	6,370	6,189	6,449
		Class A Units (Fully diluted 0.2%)		292	1,521
				12,220	13,996

Sabre Industries, Inc. (11)	Manufacturer of Telecom Structures and Equipment
		LIBOR Plus 4.75%, (Floor 1.00%) Current Coupon 5.75%, Secured Debt (Maturity - August 24, 2018) (9)	2,975	2,948	2,975

SAExploration, Inc.	Geophysical Services Provider
		11.00% Current / 2.50% PIK Secured Debt (Maturity - November 28, 2016)	8,075	8,173	8,075
		Common Stock (Fully diluted 0.01%) (8)		65	55
				8,238	8,130

SCE Partners, LLC (10)	Hotel & Casino Operator
		LIBOR Plus 7.25%, (Floor 1.00%) Current Coupon 8.25%, Secured Debt (Maturity - August 8, 2019) (9)	7,500	7,429	6,975

Sotera Defense Solutions, Inc. (11)	Defense Industry Intelligence Services
		LIBOR Plus 6.00%, (Floor 1.50%) Current Coupon 7.50%, Secured Debt (Maturity - April 21, 2017) (9)	11,651	11,086	10,486

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Sourcehov LLC (11)	Business Process Services
		LIBOR Plus 7.50%, (Floor 1.25%) Current Coupon 8.75%, Secured Debt (Maturity - April 30, 2019) (9)	1,500	1,486	1,523

Sutherland Global Services (11)	Business Process Outsourcing Provider
		LIBOR Plus 6.00%, (Floor 1.25%) Current Coupon 7.25%, Secured Debt (Maturity - March 6, 2019) (9)	6,738	6,619	6,754

Synagro Infrastructure Company, Inc (11)	Waste Management Services
		LIBOR Plus 5.25%, (Floor 1.00%) Current Coupon 6.25%, Secured Debt (Maturity - August 22, 2020) (9)	6,983	6,849	6,924

Targus Group International (11)	Protective Cases for Mobile Devices
		LIBOR Plus 9.50%, (Floor 1.50%) Current Coupon 11.00% / 1.00% PIK, Current Coupon Plus PIK 12.00%, Secured Debt (Maturity - May 24, 2016) (9)	4,426	4,445	3,696

Technimark LLC (11)	Injection Molding
		LIBOR Plus 4.25%, (Floor 1.25%) Current Coupon 5.50%, Secured Debt (Maturity - April 17, 2019) (9)	3,734	3,701	3,753

TeleGuam Holdings, LLC (11)	Cable and Telecom Services Provider
		LIBOR Plus 4.00%, (Floor 1.25%) Current Coupon 5.25%, Secured Debt (Maturity - December 10, 2018) (9)	6,965	6,933	6,948
		LIBOR Plus 7.50%, (Floor 1.25%) Current Coupon 8.75%, Secured Debt (Maturity - June 10, 2019) (9)	2,500	2,477	2,513
				9,410	9,461

Templar Energy LLC (11)	Oil & Gas Exploration & Production
		LIBOR Plus 7.00%, (Floor 1.00%) Current Coupon 8.00%, Secured Debt (Maturity - November 25, 2020) (9)	3,000	2,941	3,017

Tervita Corporation (11)	Oil and Gas Environmental Services
		LIBOR Plus 5.00%, (Floor 1.25%) Current Coupon 6.25%, Secured Debt (Maturity - May 15, 2018) (9)	5,474	5,427	5,507

The Tennis Channel, Inc.	Television-Based Sports Broadcasting
		Warrants (Fully diluted 0.1%)		235	301

The Topps Company, Inc. (11)	Trading Cards & Confectionary
		LIBOR Plus 6.00%, (Floor 1.25%) Current Coupon 7.25%, Secured Debt (Maturity - October 2, 2018) (9)	2,000	1,981	2,005

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
ThermaSys Corporation (11)	Manufacturer of Industrial Heat Exchanges
		LIBOR Plus 4.00%, (Floor 1.25%) Current Coupon 5.25%, Secured Debt (Maturity - May 3, 2019) (9)	6,395	6,336	6,326

Therakos, Inc. (11)	Immune System Disease Treatment
		LIBOR Plus 6.25%, (Floor 1.25%) Current Coupon 7.50%, Secured Debt (Maturity - December 27, 2017) (9)	6,446	6,314	6,470

Totes Isotoner Corporation (11)	Weather Accessory Retail
		LIBOR Plus 5.75%, (Floor 1.50%) Current Coupon 7.25%, Secured Debt (Maturity - July 7, 2017) (9)	4,275	4,228	4,299

Travel Leaders Group, LLC (11)	Travel Agency Network Provider
		LIBOR Plus 6.00%, (Floor 1.00%) Current Coupon 7.00%, Secured Debt (Maturity - December 5, 2018) (9)	7,500	7,352	7,406

UniTek Global Services, Inc. (11)	Provider of Outsourced Infrastructure Services
		LIBOR Plus 9.50%, (Floor 1.50%) Current Coupon 11.00% / 4.00% PIK, Current Coupon Plus PIK 15.00%, Secured Debt (Maturity - April 15, 2018) (9)	10,034	9,328	10,016
		Warrants (Fully diluted 1.4%)		466	450
				9,794	10,466

Univeral Fiber Systems, LLC	Manufacturer of Synthetic Fibers
		LIBOR Plus 5.75%, (Floor 1.75%) Current Coupon 7.50%, Secured Debt (Maturity - June 26, 2015) (9)	10,192	10,141	10,243

US Xpress Enterprises, Inc. (11)	Truckload Carrier
		LIBOR Plus 7.88%, (Floor 1.50%) Current Coupon 9.38%, Secured Debt (Maturity - November 13, 2016) (9)	6,078	5,985	6,048

Vantage Oncology, LLC (11)	Outpatient Radiation Oncology Treatment Centers
		9.50% Secured Bond (Maturity - August 7, 2017)	7,000	7,000	7,175

Virtex Enterprises, LP (10)	Specialty, Full-Service Provider of Complex Electronic Manufacturing Services
		12.00% Secured Debt (Maturity - December 27, 2018)	1,667	1,612	1,612
		Preferred Class A Units (5% cumulative) (Fully diluted 1.4%) (8)		327	327
		Warrants (Fully diluted 1.1%)		22	22
				1,961	1,961

Visant Corporation (11)	School Affinity Stores
		LIBOR Plus 4.00%, (Floor 1.25%) Current Coupon 5.25%, Secured Debt (Maturity - December 22, 2016) (9)	3,882	3,882	3,837

Portfolio Company (1)	Business Description	Type of Investment (2) (3)	Principal (4)	Cost (4)	Fair Value
Vision Solutions, Inc. (11)	Provider of Information Availability Software
		LIBOR Plus 4.50%, (Floor 1.50%) Current Coupon 6.00%, Secured Debt (Maturity - July 23, 2016) (9)	2,348	2,235	2,347
		LIBOR Plus 8.00%, (Floor 1.50%) Current Coupon 9.50%, Secured Debt (Maturity - July 23, 2017) (9)	5,000	4,969	5,050
				7,204	7,397

Walker & Dunlop Inc. (11) (13)	Real Estate Financial Services
		LIBOR Plus 4.50%, (Floor 1.00%) Current Coupon 5.50%, Secured Debt (Maturity - December 20, 2020) (9)	4,250	4,208	4,229

Western Dental Services, Inc. (11)	Dental Care Services
		LIBOR Plus 7.00%, (Floor 1.25%) Current Coupon 8.25%, Secured Debt (Maturity - November 1, 2018) (9)	4,950	4,825	4,996

Willbros Group, Inc. (11) (13)	Engineering and Construction Contractor
		LIBOR Plus 9.75%, (Floor 1.25%) Current Coupon 11.00%, Secured Debt (Maturity - August 5, 2019) (9)	2,993	2,893	3,037

Wilton Brands, LLC (11)	Specialty Housewares Retailer
		LIBOR Plus 6.25%, (Floor 1.25%) Current Coupon 7.50%, Secured Debt (Maturity - August 30, 2018) (9)	1,875	1,844	1,792

Wireco Worldgroup, Inc. (11)	Manufacturer of Synthetic Lifting Products
		LIBOR Plus 4.75%, (Floor 1.25%) Current Coupon 6.00%, Secured Debt (Maturity - February 15, 2017) (9)	2,469	2,451	2,492

YP Holdings LLC (11)	Online and Offline Advertising Operator
		LIBOR Plus 6.75%, (Floor 1.25%) Current Coupon 8.00%, Secured Debt (Maturity - June 4, 2018) (9)	2,800	2,737	2,834

Zilliant Incorporated	Price Optimization and Margin Management Solutions
		12% Secured Debt (Maturity - June 15, 2017)	8,000	7,056	7,056
		Warrants (Fully diluted 2.7%)		1,071	1,071
				8,127	8,127

Subtotal Non-Control/Non-Affiliate Investments (50.9% of total investments at fair value)				643,068	661,102

Total Portfolio Investments, December 31, 2013				1,163,071	1,286,188

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

(1)

All investments are Lower Middle Market portfolio investments, unless otherwise noted.  All of the Company’s assets are encumbered either as security for the Company’s credit agreement or in support of the SBA-guaranteed debentures issued by the Funds.

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

MSC Adviser I, LLC (the “External Investment Manager” and, together with the Internal Investment Manager, the “Investment Managers”) was formed in November 2013 as a wholly owned subsidiary of MSCC to provide investment management and other services to parties other than MSCC and its subsidiaries (“External Parties”) and receive fee income for such services. MSCC has been granted no-action relief by the Securities and Exchange Commission (“SEC”) to allow the External Investment Manager to register as a registered investment adviser (“RIA”) under Investment Advisers Act of 1940, as amended (the “Advisers Act”). The External Investment Manager is accounted for as a portfolio investment of MSCC, since the External Investment Manager conducts all of its investment management activities for parties outside of MSCC and its consolidated subsidiaries.

MSCC has elected to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, MSCC generally will not pay corporate-level federal income taxes on any net ordinary income or capital gains that it distributes to its stockholders.

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

2.                                      Basis of Presentation

Main Street’s financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). For each of the periods presented herein, Main Street’s consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries (which, as noted above and discussed in detail below, include the Funds and the Taxable Subsidiaries and, beginning April 1, 2013, include the Internal Investment Manager which was previously treated as a portfolio investment). The Investment Portfolio, as used herein, refers to all of Main Street’s investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments, the investment in the External Investment Manager and, for all periods up to and including March 31, 2013, the investment in the Internal Investment Manager, but excludes all “Marketable securities and idle funds investments”, and, for all periods after March 31, 2013, the Investment Portfolio also excludes the investment in the Internal Investment Manager (see Note C — Fair Value Hierarchy for Investments and Debentures — Portfolio Composition — Portfolio Investment Composition for additional discussion of Main Street’s Investment Portfolio and definitions for the terms LMM, Middle Market, Private Loan and Other Portfolio). For all periods up to and including the period ending March 31, 2013, the Internal Investment Manager was accounted for as a portfolio investment (see Note D) and was not consolidated with MSCC and its consolidated subsidiaries. For all periods after March 31, 2013, the Internal Investment Manager is consolidated with MSCC and its other consolidated subsidiaries. “Marketable securities and idle funds investments” are classified as financial instruments and are reported separately on Main Street’s Consolidated Balance Sheets and Consolidated Schedules of Investments due to the nature of such investments (see Note B.11.). Main Street’s results of operations for the three and six months ended June 30, 2014 and 2013, cash flows for the six months ended June 30, 2014 and 2013, and financial position as of June 30, 2014 and December 31, 2013, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation.  Certain reclassifications have been made to prior period balances to conform with the current presentation, including reclassifying the expenses charged to the External Investment Manager.

The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2013. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Under the 1940 Act, the regulations pursuant to Article 6 of Regulation S-X and Accounting Standards Codification (“Codification” or “ASC”)  946, Financial Services—Investment Companies (“ASC 946”), Main Street is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company. An exception to this general principle in ASC 946 occurs if Main Street holds a controlling interest in an operating company that provides all or substantially all of its services directly to Main Street or to its portfolio companies. None of the portfolio investments made by Main Street qualify for this exception, including the investment in the External Investment Manager, except as discussed below with respect to the Internal Investment Manager. Therefore, Main Street’s Investment Portfolio is carried on the balance sheet at fair value, as discussed further in Note B, with any adjustments to fair value recognized as “Net Change in Unrealized Appreciation (Depreciation)” on the Consolidated Statements of Operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a “Net Realized Gain (Loss).” For all periods prior to and including March 31, 2013, the Internal Investment Manager was accounted for as a portfolio investment and included as part of the Investment Portfolio in the consolidated financial statements of Main Street (see Note D for further discussion of the Internal Investment Manager). The Internal Investment Manager was consolidated with MSCC and its other consolidated subsidiaries prospectively beginning April 1, 2013 as the controlled operating subsidiary is providing substantially all of its services directly or indirectly to Main Street or its portfolio companies.

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.                                      Valuation of the Investment Portfolio

Main Street accounts for its Investment Portfolio at fair value. As a result, Main Street follows the provisions of the Financial Accounting Standards Board (“FASB”) ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires Main Street to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact.

Main Street’s portfolio strategy calls for it to invest primarily in illiquid debt and equity securities issued by private, LMM companies and debt securities issued by Middle Market companies that are generally larger in size than the LMM companies. Main Street categorizes some of its investments in LMM companies and Middle Market companies as Private Loan portfolio investments, which are primarily debt securities issued by companies that are consistent in size with either the LMM companies or Middle Market companies, but are investments which have been originated through strategic relationships with other investment funds on a collaborative basis. The structure, terms and conditions for these Private Loan investments are typically consistent with the structure, terms and conditions for the investments made in its LMM portfolio or Middle Market portfolio.  Main Street’s portfolio also includes Other Portfolio investments which primarily consist of investments that are not consistent with the typical profiles for its LMM portfolio investments, Middle Market portfolio investments or Private Loan portfolio investments, including investments which may be managed by third parties. Main Street’s portfolio investments may be subject to restrictions on resale.

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

Under the Yield-to-Maturity valuation method, Main Street also uses the income approach to determine the fair value of debt securities based on projections of the discounted future free cash flows that the debt security will likely generate, including analyzing the discounted cash flows of interest and principal amounts for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of the portfolio investments. Main Street’s estimate of the expected repayment date of its debt securities is generally the legal maturity date of the instrument, as Main Street generally intends to hold its loans and debt securities to maturity. The Yield-to-Maturity analysis also considers changes in leverage levels, credit quality, portfolio company performance and other factors. Main Street will generally use the value determined by the Yield-to-Maturity analysis as the fair value for that security; however, because of Main Street’s general intent to hold its loans to maturity, the fair value will not exceed the principal amount of the debt security valued using the Yield-to-Maturity valuation method. A change in the assumptions that Main Street uses to estimate the fair value of its debt securities using the Yield-to-Maturity valuation method could have a material impact on the determination of fair value. If there is deterioration in credit quality or if a debt security is in workout status, Main Street may consider other factors in determining the fair value of the debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis.

Under the NAV valuation method, for an investment in an investment fund that does not have a readily determinable fair value, Main Street measures the fair value of the investment predominately based on the NAV of the investment fund as of the measurement date. However, in determining the fair value of the investment, Main Street may consider whether adjustments to the NAV are necessary in certain circumstances, based on the analysis of any restrictions on redemption of Main Street’s investment as of the measurement date, recent actual sales or redemptions of interests in the investment fund, and expected future cash flows available to equity holders, including the rate of return on those cash flows compared to an implied market return on equity required by market participants, or other uncertainties surrounding Main Street’s ability to realize the full NAV of its interests in the investment fund.

Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on its investments in each LMM portfolio company quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent advisor is generally consulted relative to Main Street’s investments in each LMM portfolio company at least once every calendar year, and for Main Street’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent advisor on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with its independent advisor in arriving at Main Street’s determination of fair value on its investments in a total of 31  LMM portfolio companies for the six months ended June 30, 2014, representing approximately 50%  of the total LMM portfolio at fair value as of June 30, 2014, and on a total of 26  LMM portfolio companies for the six months ended June 30, 2013, representing approximately 40%  of the total LMM portfolio at fair value as of June 30, 2013. Excluding Main Street’s investments in new LMM portfolio companies that were not reviewed because their equity is publicly traded or they had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment as of June 30, 2014 and 2013, as applicable, the percentage of the LMM portfolio reviewed for the six months ended June 30, 2014 and 2013 was 53% and 44% of total LMM portfolio at fair value as of June 30, 2014 and 2013, respectively.

For valuation purposes, all of Main Street’s Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value its Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and its Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method.

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

For valuation purposes, all of Main Street’s Other Portfolio investments are non-control investments. Main Street’s Other Portfolio investments comprised 3.4% and 3.3%, respectively, of Main Street’s Investment Portfolio at fair value as of June 30, 2014 and December 31, 2013. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of its investments using the NAV valuation method. For Other Portfolio debt investments, Main Street determines the fair value of these investments through obtaining third-party quotes or other independent pricing to the extent the use of these inputs are available and appropriate to determine fair value. For Other Portfolio debt investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value its Other Portfolio debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method.

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

The Board of Directors of Main Street has the final responsibility for reviewing and approving, in good faith, Main Street’s determination of the fair value for its Investment Portfolio, as well as its valuation procedures, consistent with the 1940 Act requirements. Main Street believes its Investment Portfolio as of June 30, 2014 and December 31, 2013 approximates fair value as of those dates based on the markets in which Main Street operates and other conditions in existence on those reporting dates.

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

3.                                      Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value.

At June 30, 2014, cash balances totaling $27.2 million exceeded FDIC insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held at large, established, high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

Main Street holds debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind (“PIK”) interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed. To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash.  For the three months ended June 30, 2014 and 2013, (i) approximately 4.0% and 3.7%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.1% and 1.0%, respectively, of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash.  For the six months ended June 30, 2014 and 2013, (i) approximately 4.6% and 4.4%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.1% and 0.9%, respectively, of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash.

As of June 30, 2014, Main Street had two investments on non-accrual status, which comprised approximately 1.2% of the total Investment Portfolio at fair value and 3.5% of the total Investment Portfolio at cost, and no fully impaired investments.  As of December 31, 2013, Main Street had two investments on non-accrual status, which comprised approximately 2.3% of the total Investment Portfolio at fair value and 4.7% of the total Investment Portfolio at cost, and no fully impaired investments.

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

A presentation of the investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Interest, fee and dividend income:
Interest income	$27,929	$22,858	$53,663	$44,343
Dividend income	5,432	3,193	9,476	5,615
Fee income	1,286	1,379	2,077	2,805
Total interest, fee and dividend income	$34,647	$27,430	$65,216	$52,763

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

Deferred financing costs also include commitment fees and other costs related to Main Street’s multi-year investment credit facility (the “Credit Facility”, as discussed further in Note F). These costs have been capitalized and are amortized into interest expense over the term of the Credit Facility.

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

To maintain RIC tax treatment (as discussed below in Note B.9.), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected them. For the three months ended June 30, 2014 and 2013, approximately 4.1% and 3.3%, respectively, of Main Street’s total investment income was attributable to interest income from the accretion of discounts, net of any premium reduction, associated with debt investments.  For the six months ended June 30, 2014 and 2013, approximately 4.1% and 3.1%, respectively, of Main Street’s total investment income was attributable to interest income from the accretion of discounts, net of any premium reduction, associated with debt investments.

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

The Internal Investment Manager has elected, for tax purposes, to be treated as a taxable entity, is not consolidated with Main Street for income tax purposes and is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. The Internal Investment Manager elected to be treated as a taxable entity to enable it to receive fee income and to allow MSCC to continue to comply with the “source income” requirements contained in the RIC tax provisions of the Code. The taxable income, or loss, of the Internal Investment Manager may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. Through June 30, 2013, the Internal Investment Manager provided for any income tax expense, or benefit, and any related tax assets or liabilities, in its separate financial statements. Beginning April 1, 2013, the Internal Investment Manager is included in Main Street’s consolidated financial statements and reflected as a consolidated subsidiary and any income tax expense, or benefit, and any related tax assets and liabilities, are reflected in Main Street’s consolidated financial statements.

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

13.                               Recently Issued or Adopted Accounting Standards

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”).  ASU 2013-04 provides additional guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. Public companies are required to apply ASU 2013-04 prospectively for interim and annual reporting periods beginning after December 15, 2013. The adoption of this standard did not have a material effect on Main Street’s consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-9 supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. The new Guidance is effective for the annual reporting period beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently evaluating the impact the adoption of this new accounting standard will have on our Consolidated Financial Statements.

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

As of June 30, 2014 and December 31, 2013, all except for one of Main Street’s LMM portfolio investments consisted of illiquid securities issued by private companies. The remaining investment was a publicly traded equity security. As a result, the fair value determination for the LMM portfolio investments primarily consisted of unobservable inputs. The fair value determination for the publicly traded equity security consisted of observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value. As a result, all of Main Street’s LMM portfolio investments were categorized as Level 3 as of June 30, 2014 and December 31, 2013, except for the one publicly traded equity security which was categorized as Level 2.

As of June 30, 2014, Main Street’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, Main Street’s Middle Market portfolio investments were categorized as Level 3 as of June 30, 2014. As of December 31, 2013, Main Street’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value of these investments, observable inputs in the non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, a portion of Main Street’s Middle Market portfolio investments were categorized as Level 2 as of December 31, 2013. For those Middle Market portfolio investments for which sufficient observable inputs were not available to determine fair value of the investments, Main Street categorized such investments as Level 3 as of December 31, 2013.

As of June 30, 2014 and December 31, 2013, Main Street’s Private Loan portfolio investments primarily consisted of investments in interest-bearing secured debt investments.  The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Private Loan portfolio investments were categorized as Level 3 as of June 30, 2014 and December 31, 2013.

As of December 31, 2013, Main Street’s Other Portfolio debt investments consisted of investments in secured debt investments. The fair value determination for Other Portfolio debt investments consisted of observable inputs in non-active markets and, as such, were categorized as Level 2 as of December 31, 2013.  There were no Other Portfolio debt investments as of June 30, 2014.

As of June 30, 2014 and December 31, 2013, Main Street’s Other Portfolio equity investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s Other Portfolio equity investments were categorized as Level 3 as of June 30, 2014 and December 31, 2013.

As of June 30, 2014 and December 31, 2013, Main Street’s Marketable securities and idle funds investments consisted primarily of investments in publicly traded debt and equity investments. The fair value determination for these investments consisted of a combination of observable inputs in active markets for which sufficient observable inputs were available to determine the fair value of these investments. As a result, all of Main Street’s Marketable securities and idle funds investments were categorized as Level 1 as of June 30, 2014 and December 31, 2013.

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

•                  Current financial ratios (e.g., fixed charge coverage ratio, interest coverage ratio and net debt/EBITDA ratio) applicable to the investment;

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

•                  Contractual rights, obligations or restrictions associated with the investment; and

•                  Other factors deemed relevant.

The significant unobservable inputs used in the fair value measurement of Main Street’s LMM equity securities, which are generally valued through an average of the discounted cash flow technique and the market comparable/enterprise value technique (unless one of these approaches is determined to not be appropriate), are (i) EBITDA multiples and (ii) the weighted average cost of capital (“WACC”). Significant increases (decreases) in EBITDA multiple inputs in isolation would result in a significantly higher (lower) fair value measurement. On the contrary, significant increases (decreases) in WACC inputs in isolation would result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of Main Street’s LMM, Middle Market, Private Loan and Other Portfolio debt securities are (i) risk adjusted discount rates used in the Yield-to-Maturity valuation technique (described in Note B.1. — Valuation of the Investment Portfolio) and (ii) the percentage of expected principal recovery. Significant increases (decreases) in any of these discount rates in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in any of these expected principal recovery percentages in isolation would result in a significantly higher (lower) fair value measurement. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral and fair values as determined by independent third parties, which are not presented in the tables below.

The following table provides a summary of the significant unobservable inputs used to fair value Main Street’s Level 3 portfolio investments as of June 30, 2014:

Type of Investment	Fair Value as of June 30, 2014 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range (3)		Weighted Average (3)

Equity investments	$354,051	Discounted cash flow	Weighted average cost of capital	10.5% - 21.5%		13.9%
		Market comparable / Enterprise Value	EBITDA multiple (1)	4.0x - 7.8x	(2)	6.2x

Debt investments	$464,634	Discounted cash flow	Risk adjusted discount factor	8.5% - 16.6%	(2)	13.6%
			Expected principal recovery percentage	90.0% - 100.0%	(2)	97.9%

Debt investments	$604,455	Market approach	Third party quote	71.8 - 102.8

Total Level 3 investments	$1,423,140

(1) EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

(2) Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 3.5x - 17.5x, the range for risk adjusted discount factor is 7.0% - 26.4% and the range for the expected principal recovery percentage is 48.2 - 100.0.

(3) Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

The following table provides a summary of the significant unobservable inputs used to fair value Main Street’s Level 3 portfolio investments as of December 31, 2013:

Type of Investment	Fair Value as of December 31, 2013 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range (3)		Weighted Average (3)

Equity investments	$307,322	Discounted cash flow	Weighted average cost of capital	11.1% - 19.0%		14.3%
		Market comparable / Enterprise Value	EBITDA multiple (1)	4.0x - 7.2x	(2)	6.0x

Debt investments	$467,396	Discounted cash flow	Risk adjusted discount factor	6.5% - 26.4%	(2)	14.3%
			Expected principal recovery percentage	66.9% - 100.0%		97.8%

Debt investments	$430,172	Market approach	Third party quote	82.3 - 102.9

Total Level 3 investments	$1,204,890

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

The following table provides a summary of changes in fair value of Main Street’s Level 3 portfolio investments for the six months ended June 30, 2014 (amounts in thousands).  All transfers that occurred between fair value hierarchy levels during the six months ended June 30, 2014 were transfers out of Level 2 into Level 3.  Net unrealized appreciation (depreciation) is included in the Net change in unrealized appreciation (depreciation) — portfolio investments on the Consolidated Statements of Operations.

Type of Investment	Fair Value as of December 31, 2013	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments (1)	New Investments (1)	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other (1)	Fair Value as of June 30, 2014
Debt	897,568	55,102	(256,107)	376,656	6,434	(7,794)	(2,770)	1,069,089
Equity	270,764	—	(3,252)	16,120	2,008	31,780	3,092	320,512
Equity Warrant	36,558	—	(600)	771	600	(3,873)	83	33,539

	1,204,890	55,102	(259,959)	393,547	9,042	20,113	405	1,423,140

(1) Includes the impact of non-cash conversions.

The following table provides a summary of changes in fair value of Main Street’s Level 3 portfolio investments for the six months ended June 30, 2013 (amounts in thousands). All transfers that occurred between fair value hierarchy levels during the six months ended June 30, 2013 were transfers out of Level 2 into Level 3.  Net unrealized appreciation (depreciation) is included in the Net change in unrealized appreciation (depreciation) — portfolio investments on the Consolidated Statements of Operations.

Type of Investment	Fair Value as of December 31, 2012	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments (1)	New Investments (1)	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other (1)	Fair Value as of June 30, 2013
Debt	477,272	4,992	(84,294)	290,261	(1,375)	793	2,663	690,312
Equity	191,764	—	154	15,436	—	14,782	839	222,975
Equity Warrant	28,595	—	(159)	8,813	—	2,743	(833)	39,159
	$697,631	$4,992	$(84,299)	$314,510	$(1,375)	$18,318	$2,669	$952,446

(1) Includes the impact of non-cash conversions.

As of June 30, 2014 and December 31, 2013, the fair value determination for the SBIC debentures recorded at fair value primarily consisted of unobservable inputs.  As a result, the SBIC debentures which are recorded at fair value were categorized as Level 3.  Main Street determines the fair value of these instruments primarily using a Yield-to-Maturity approach that analyzes the discounted cash flows of interest and principal for each SBIC debenture recorded at fair value based on estimated market interest rates for debt instruments of similar structure, terms, and maturity.  Main Street’s estimate of the expected repayment date of principal for each SBIC debenture recorded at fair value is the legal maturity date of the instrument.

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

The following table provides a summary of the significant unobservable inputs used to fair value Main Street’s Level 3 SBIC debentures as of June 30, 2014 (amounts in thousands):

Type of Instrument	Fair Value as of June 30, 2014 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average

SBIC debentures	$64,079	Discounted cash flow	Estimated market interest rates	7.3% - 9.1%	8.3%

Type of Instrument	Fair Value as of December 31, 2013 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average

SBIC debentures	$62,050	Discounted cash flow	Estimated market interest rates	8.5% - 9.1%	8.9%

The following table provides a summary of the significant unobservable inputs used to fair value Main Street’s Level 3 SBIC debentures as of December 31, 2013 (amounts in thousands):

				Net
				Unrealized
Type of	Fair Value as of		New SBIC	(Appreciation)	Fair Value as of
Instrument	December 31, 2013	Repayments	Debentures	Depreciation	June 30, 2014
SBIC debentures at fair value	$62,050	$—	$—	$2,029	$64,079

The following table provides a summary of changes for the Level 3 SBIC debentures recorded at fair value for the six months ended June 30, 2014 (amounts in thousands):

The following table provides a summary of changes for the Level 3 SBIC debentures recorded at fair value for the six months ended June 30, 2013 (amounts in thousands):

				Net
				Unrealized
Type of	Fair Value as of		New SBIC	(Appreciation)	Fair Value as of
Instrument	December 31, 2012	Repayments	Debentures	Depreciation	June 30, 2013
SBIC debentures at fair value	$86,467	$—	$—	$657	$87,124

At June 30, 2014 and December 31, 2013, Main Street’s investments and SBIC debentures at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At June 30, 2014	Fair Value	(Level 1)	(Level 2)	(Level 3)

LMM portfolio investments	$670,363	$—	$11,259	$659,104
Middle Market portfolio investments	566,205	—	—	566,205
Private Loan portfolio investments	144,673	—	—	144,673
Other Portfolio investments	48,398	—	—	48,398
External Investment Manager	4,760	—	—	4,760

Total portfolio investments	1,434,399	—	11,259	1,423,140

Marketable securities and idle funds investments	8,974	8,974	—	—

Total investments	$1,443,373	$8,974	$11,259	$1,423,140

SBIC debentures at fair value	$64,079	$—	$—	$64,079

		Fair Value Measurements
		(in thousands)
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At December 31, 2013	Fair Value	(Level 1)	(Level 2)	(Level 3)

LMM portfolio investments	$659,405	$—	$10,235	$649,170
Middle Market portfolio investments	471,458	—	69,063	402,395
Private Loan portfolio investments	111,463	—	—	111,463
Other Portfolio investments	42,798	—	2,000	40,798
External Investment Manager	1,064	—	—	1,064

Total portfolio investments	1,286,188	—	81,298	1,204,890

Marketable securities and idle funds investments	13,301	13,301	—	—

Total investments	$1,299,489	$13,301	$81,298	$1,204,890

SBIC debentures at fair value	$62,050	$—	$—	$62,050

Portfolio Investment Composition

Main Street’s lower middle market (“LMM”) portfolio investments primarily consist of secured debt, equity warrants and direct equity investments in privately held, LMM companies based in the United States. Main Street’s LMM portfolio companies generally have annual revenues between $10 million and $150 million, and its LMM investments generally range in size from $5 million to $50 million. The LMM debt investments are typically secured by either a first or second priority lien on the assets of the portfolio company, primarily bear interest at fixed rates, and generally have a term of between five and seven years from the original investment date. In most LMM portfolio companies, Main Street usually receives nominally priced equity warrants and/or makes direct equity investments in connection with a debt investment.

Main Street’s middle market (“Middle Market”) portfolio investments primarily consist of direct investments in or secondary purchases of interest-bearing debt securities in privately held companies based in the United States that are generally larger in size than the LMM companies included in Main Street’s LMM portfolio. Main Street’s Middle Market portfolio companies generally have annual revenues between $150 million and $1.5 billion, and its Middle Market investments generally range in size from $3 million to $15 million. Main Street’s Middle Market portfolio debt investments are generally secured by either a first or second priority lien on the assets of the company and typically have a term of between three and seven years from the original investment date.

Main Street’s Private Loan (“Private Loan”) portfolio investments primarily consist of investments in interest-bearing debt securities in companies that are consistent with the size of companies in its LMM portfolio or its Middle Market portfolio, but are investments which have been originated through strategic relationships with other investment funds on a collaborative basis. Main Street’s Private Loan portfolio debt investments are generally secured by either a first or second priority lien and typically have a term of between three and seven years from the original investment date.

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

Main Street’s external asset management business is conducted through its External Investment Manager. Main Street has entered into an agreement through the Internal Investment Manager to provide the External Investment Manager with asset management service support for HMS Income Fund, Inc. (“HMS Income”). Through this agreement, Main Street provides management and other services to the External Investment Manager, as well as access to Main Street’s employees, infrastructure, business relationships, management expertise and capital raising capabilities. Beginning in the first quarter of 2014, Main Street charges the External Investment Manager for the use of these services, and Main Street’s total expenses for the three and six months ended 2014 include an offset of $0.4 million and $0.7 million, respectively, for the expenses charged to the External Investment Manager (see Note D for additional information). The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed.

Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three and six months ended June 30, 2014 and 2013, Main Street did not record investment income from any single portfolio company in excess of 10%  of total investment income.

As of June 30, 2014, Main Street had debt and equity investments in 62 LMM portfolio companies with an aggregate fair value of approximately $670.4 million, with a total cost basis of approximately $529.4 million, and a weighted average annual effective yield on its LMM debt investments of approximately 14.9%.  As of June 30, 2014, approximately 73% of Main Street’s total LMM portfolio investments at cost were in the form of debt investments and approximately 85% of such debt investments at cost were secured by first priority liens on the assets of Main Street’s LMM portfolio companies. At June 30, 2014, Main Street had equity ownership in approximately 95% of its LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 34%.  As of December 31, 2013, Main Street had debt and equity investments in 62 LMM portfolio companies with an aggregate fair value of approximately $659.4 million, with a total cost basis of approximately $543.3 million, and a weighted average annual effective yield on its LMM debt investments of approximately 14.7%. As of December 31, 2013, approximately 76% of Main Street’s total LMM portfolio investments at cost were in the form of debt investments and approximately 86% of such debt investments at cost were secured by first priority liens on the assets of Main Street’s LMM portfolio companies. At December 31, 2013, Main Street had equity ownership in approximately 94% of its LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 33%. The weighted average annual yields were computed using the effective interest rates for all debt investments at cost as of June 30, 2014 and December 31, 2013, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status.

As of June 30, 2014, Main Street had Middle Market portfolio investments in 93 companies, collectively totaling approximately $566.2 million in fair value with a total cost basis of approximately $564.0 million. The weighted average EBITDA for the 93 Middle Market portfolio companies was approximately $68.8 million as of June 30, 2014. As of June 30, 2014, substantially all of Main Street’s Middle Market portfolio investments were in the form of debt investments and approximately 92% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on Main Street’s Middle Market portfolio debt investments was approximately 7.5% as of June 30, 2014.  As of December 31, 2013, Main Street had Middle Market portfolio investments in 92 companies, collectively totaling approximately $471.5 million in fair value with a total cost basis of approximately $468.3 million. The weighted average EBITDA for the 92 Middle Market portfolio companies was approximately $79.0 million as of December 31, 2013. As of December 31, 2013, substantially all of its Middle Market portfolio investments were in the form of debt investments and approximately 92% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on Main Street’s Middle Market portfolio debt investments was approximately 7.8% as of December 31, 2013. The weighted average annual yields were computed using the effective interest rates for all debt investments at cost as of June 30, 2014 and December 31, 2013, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments.

As of June 30, 2014, Main Street had Private Loan portfolio investments in 19 companies, collectively totaling approximately $144.7 million in fair value with a total cost basis of approximately $149.2 million. The weighted average EBITDA for the 19 Private Loan portfolio companies was approximately $12.1 million as of June 30, 2014. As of June 30, 2014, approximately 96% of Main Street’s Private Loan portfolio investments were in the form of debt investments and approximately 82% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on Main Street’s Private Loan portfolio debt investments was approximately 11.3% as of June 30, 2014.  As of December 31, 2013, Main Street had Private Loan portfolio investments in 15 companies, collectively totaling approximately $111.5 million in fair value with a total cost basis of approximately $111.3 million. The weighted average EBITDA for the 15 Private Loan portfolio companies was approximately $18.4 million as of December 31, 2013. As of December 31, 2013, approximately 95% of its Private Loan portfolio investments were in the form of debt investments and approximately 98% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on Main Street’s Private Loan portfolio debt investments was approximately 11.3% as of December 31, 2013.  The weighted average annual yields were computed using the effective interest rates for all debt investments at cost as of June 30, 2014 and December 31, 2013, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments.

As of June 30, 2014, Main Street had Other Portfolio investments in 5 companies, collectively totaling approximately $48.4 million in fair value and approximately $44.7 million in cost basis and which comprised 3.4% of Main Street’s Investment Portfolio at fair value as of June 30, 2014.  As of December 31, 2013, Main Street had Other Portfolio investments in 6 companies, collectively totaling approximately $42.8 million in fair value and approximately $40.1 million in cost basis and which comprised 3.3% of Main Street’s Investment Portfolio at fair value as of December 31, 2013.

As discussed further above, Main Street holds an investment in the External Investment Manager, a wholly owned subsidiary that is treated as a portfolio investment. As of June 30, 2014, there was no cost basis in this investment and the investment had a fair value of $4.8 million, which comprised 0.3% of Main Street’s Investment Portfolio at fair value.  As of December 31, 2013, there was no cost basis in this investment and the investment had a fair value of $1.1 million, which comprised 0.1% of Main Street’s Investment Portfolio at fair value.

The following tables summarize the composition of Main Street’s total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of June 30, 2014 and December 31, 2013 (this information excludes Other Portfolio investments and the External Investment Manager).

Cost:	June 30, 2014	December 31, 2013
First lien debt	77.6%	79.0%
Equity	10.2%	10.4%
Second lien debt	10.0%	8.4%
Equity warrants	1.7%	1.9%
Other	0.5%	0.3%
	100.0%	100.0%

Fair Value:	June 30, 2014	December 31, 2013
First lien debt	67.9%	69.9%
Equity	20.2%	19.3%
Second lien debt	9.1%	7.6%
Equity warrants	2.4%	2.9%
Other	0.4%	0.3%
	100.0%	100.0%

The following tables summarize the composition of Main Street’s total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of June 30, 2014 and December 31, 2013 (this information excludes Other Portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	June 30, 2014	December 31, 2013
Southwest	25.8%	27.8%
Northeast	20.9%	18.0%
West	18.7%	19.1%
Southeast	17.1%	15.6%
Midwest	14.3%	15.4%
Canada	0.7%	1.2%
Other Non-United States	2.5%	2.9%
	100.0%	100.0%

Fair Value:	June 30, 2014	December 31, 2013
Southwest	29.8%	30.9%
Northeast	20.2%	17.6%
West	20.0%	20.1%
Southeast	13.7%	12.6%
Midwest	13.5%	15.0%
Canada	0.6%	1.1%
Other Non-United States	2.2%	2.7%
	100.0%	100.0%

Main Street’s LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of Main Street’s total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by industry at cost and fair value as of June 30, 2014 and December 31, 2013 (this information excludes Other Portfolio investments and the External Investment Manager).

Cost:	June 30, 2014	December 31, 2013
Media	9.9%	7.8%
Energy Equipment & Services	9.1%	10.7%
Health Care Providers & Services	6.2%	5.8%
IT Services	6.0%	6.1%
Hotels, Restaurants & Leisure	5.8%	5.8%
Specialty Retail	5.5%	7.2%
Machinery	4.9%	3.3%
Diversified Telecommunication Services	4.5%	3.3%
Construction & Engineering	3.4%	4.1%
Commercial Services & Supplies	3.3%	5.1%
Electronic Equipment, Instruments & Components	3.3%	2.3%
Software	3.1%	3.8%
Diversified Consumer Services	3.0%	2.4%
Internet Software & Services	2.7%	2.5%
Oil, Gas & Consumable Fuels	2.3%	3.2%
Road & Rail	2.0%	2.7%
Auto Components	1.8%	1.6%
Chemicals	1.6%	1.3%
Containers & Packaging	1.6%	1.0%
Textiles, Apparel & Luxury Goods	1.4%	1.6%
Trading Companies & Distributors	1.3%	1.5%
Professional Services	1.2%	1.4%
Food Products	1.3%	0.9%
Building Products	1.2%	1.4%
Health Care Equipment & Supplies	1.3%	1.2%
Consumer Finance	1.1%	1.1%
Household Products	1.0%	0.5%
Other (1)	10.2%	10.4%
	100.0%	100.0%

(1)         Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

Fair Value:	June 30, 2014	December 31, 2013
Media	9.2%	7.6%
Energy Equipment & Services	8.6%	10.2%
Machinery	6.5%	5.3%
Health Care Providers & Services	5.9%	5.6%
Hotels, Restaurants & Leisure	5.5%	5.6%
IT Services	5.4%	5.6%
Specialty Retail	4.9%	6.5%
Diversified Telecommunication Services	4.6%	3.6%
Diversified Consumer Services	4.5%	3.9%
Construction & Engineering	3.8%	4.6%
Electronic Equipment, Instruments & Components	3.5%	2.4%
Commercial Services & Supplies	3.3%	4.6%
Software	3.2%	4.0%
Internet Software & Services	3.1%	2.9%
Road & Rail	2.4%	3.0%
Oil, Gas & Consumable Fuels	2.1%	2.9%
Auto Components	2.0%	1.5%
Chemicals	1.4%	1.2%
Containers & Packaging	1.4%	0.9%
Paper & Forest Products	1.3%	1.3%
Textiles, Apparel & Luxury Goods	1.2%	1.4%
Trading Companies & Distributors	1.2%	1.3%
Food Products	1.1%	0.8%
Health Care Equipment & Supplies	1.1%	1.0%
Professional Services	1.1%	1.2%
Building Products	0.9%	1.0%
Other (1)	10.8%	10.1%
	100.0%	100.0%

(1)         Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

At June 30, 2014 and December 31, 2013, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

NOTE D — WHOLLY OWNED INVESTMENT MANAGERS

External Investment Manager

As discussed further above in Note A.1., the External Investment Manager provides investment management and other services to External Parties. The External Investment Manager is accounted for as a portfolio investment of MSCC since the External Investment Manager conducts all of its investment management activities for parties outside of MSCC and its consolidated subsidiaries.

During May 2012, MSCC entered into an investment sub-advisory agreement with HMS Adviser, LP (“HMS Adviser”), which is the investment advisor to HMS Income Fund, Inc. (“HMS Income”), a non publicly-traded BDC whose registration statement on Form N-2 was declared effective by the SEC in June 2012, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining no-action relief from the SEC to allow it to own a registered investment adviser, MSCC assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on MSCC’s ability to meet the source-of-income requirement necessary for it to maintain its RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. However, MSCC and the External Investment Manager agreed to waive all such fees from the effective date of HMS Adviser’s registration statement on Form N-2 through December 31, 2013. As a result, as of December 31, 2013, neither MSCC nor the External Investment Manager had received any base management fee or incentive fees under the investment sub-advisory agreement and neither was due any unpaid compensation for any base management fee or incentive fees under the investment sub-advisory agreement through December 31, 2013. Neither MSCC nor the External Investment Manager has waived the External Investment Manager’s base management fees or incentive fees after December 31, 2013 and, as a result, the External Investment Manager began accruing such fees on January 1, 2014.  During the three and six months ended June 30, 2014, the External Investment Manager earned $0.5 million and $0.8 million, respectively,  of management fees under the sub-advisory agreement with HMS Adviser.

The investment in the External Investment Manager is accounted for using fair value accounting, with the fair value determined by Main Street and approved, in good faith, by Main Street’s Board of Directors. Main Street determines the fair value of the External Investment Manager using the Waterfall methodology under the market approach (see further discussion in Note B.1.). Any change in fair value of the investment in the External Investment Manager is recognized on Main Street’s statement of operations in “Net Change in Unrealized appreciation (depreciation) - Portfolio investments”.

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

The Internal Investment Manager provides services to the External Investment Manager and charges the expenses necessary to perform these services to the External Investment Manager generally based on a combination of the direct time spent, new investment origination activity and assets under management, depending on the nature of the expense.  For the three and six months ended June 30, 2014, the Internal Investment Manager charged $0.4 and $0.7 million of total expenses, respectively, to the External Investment Manager.

Summarized financial information from the separate financial statements of the External Investment Manager as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 is as follows:

	As of June 30,	As of December 31,
	2014	2013
	(in thousands)	(in thousands)

Accounts receivable - HMS Income	$543	$—
Total assets	$543	$—

Accounts Payable to Internal Investment Manager	$438	$—
Dividend payable to MSCC	63	—
Taxes Payable	42	—
Equity	—	—
Total liabilities and equity	$543	$—

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2014	2014
	(in thousands)	(in thousands)

Management fee income	$543	$834

Expenses allocated from Internal Investment Manager:
Salaries, share-based compensation and other personnel costs	(307)	(555)
Other G&A expenses	(129)	(172)
Total allocated expenses	(436)	(727)
Other direct G&A expenses	(2)	(2)
Total expenses	(438)	(729)

Pre-tax income	105	105

Tax expense	42	42

Net income	$63	$63

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

As of March 31, 2013 (the last date the Internal Investment Manager was considered to be a portfolio investment for accounting purposes), the fair value of the investment in the Internal Investment Manager was zero. Beginning April 1, 2013, the Internal Investment Manager was fully consolidated with MSCC and its other consolidated subsidiaries in Main Street’s consolidated financial statements and, as of April 1, 2013, all assets and liabilities were included in the consolidated balance sheet at fair value.

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

Pursuant to a historical support services agreement with MSCC, the Internal Investment Manager was reimbursed each quarter by MSCC for its cash operating expenses, less fees that the Internal Investment Manager received from MSC II and third parties, associated with providing investment management and other services to MSCC, its subsidiaries and third parties. Through March 31, 2013, these fees paid by MSC II to the Internal Investment Manager were reflected as “Expenses reimbursed to affiliated Internal Investment Manager” on the Consolidated Statements of Operations along with any additional net costs reimbursed by MSCC and its consolidated subsidiaries to the Internal Investment Manager pursuant to the support services agreement. Beginning April 1, 2013, the expenses of the Internal Investment Manager are included in Main Street’s consolidated financial statements, after elimination of any intercompany activity, in the Consolidated Statements of Operations as either compensation expenses or as a part of general and administrative expenses.

In the separate stand-alone financial statements of the Internal Investment Manager as summarized below, as part of the Formation Transactions the Internal Investment Manager recognized an $18 million intangible asset related to the investment advisory agreement with MSC II consistent with Staff Accounting Bulletin No. 54, Application of “Pushdown” Basis of Accounting in Financial Statements of Subsidiaries Acquired by Purchase (“SAB 54”). Under SAB 54, push-down accounting is required in “purchase transactions that result in an entity becoming substantially wholly owned.” In this case, MSCC acquired 100% of the equity interests in the Internal Investment Manager in the Formation Transactions. Because the $18 million value attributed to MSCC’s investment in the Internal Investment Manager was derived from the long-term, recurring management fees under the investment advisory agreement with MSC II, the same methodology used to determine the $18 million valuation of the Internal Investment Manager in connection with the Formation Transactions was utilized to establish the push-down accounting basis for the intangible asset. The intangible asset is being amortized over the estimated economic life of the investment advisory agreement with MSC II. Through March 31, 2013, amortization expense was recorded by the Internal Investment Manager in its separate financial statements, but this amortization expense was not included in the expenses reimbursed by MSCC to the Internal Investment Manager based upon the support services agreement since it is non-cash and non-operating in nature. Upon consolidation of the Internal Investment Manager, effective April 1, 2013, and for all periods thereafter, the effects of the intangible asset and related amortization expense have been fully eliminated in Main Street’s consolidated financial statements.

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

As a result of the consolidation of the Internal Investment Manager effective April 1, 2013, beginning in the second quarter of 2013, the balance sheet and income statement accounts of the Internal Investment Manager are included in Main Street’s consolidated financial statements and the “Expenses reimbursed to affiliated Internal Investment Manager” accounts included in Main Street’s historical consolidated financial statements has a zero balance. In addition, as a result of the consolidation of the accounts of the Internal Investment Manager effective April 1, 2013, beginning with the second quarter of 2013, the expenses on Main Street’s income statement that were included in “Expenses reimbursed to affiliated Internal Investment Manager” in prior periods are now included in “Compensation” or “General and administrative” expenses. The consolidation of the Internal Investment Manager has no net effect on net investment income or total expenses reported in any of the comparable periods presented.

The following unaudited supplemental pro forma information has been provided for illustrative purposes only to show the effects on the individual line items in Main Street’s consolidated statements of operations affected for these periods prior to consolidation of the Internal Investment Manager. Future results may vary significantly from the results reflected in the following pro forma financial information because of future events and transactions, as well as other factors. No per share amounts are shown as the consolidation of the Internal Investment Manager would not have changed any per share results. The following pro forma information has been provided for the six months ended June 30, 2014 and 2013 as though the Internal Investment Manager had been consolidated as of the beginning of each period presented.

	Six Months Ended June 30,
	2014	2013
	(Actual)	(Pro-forma) (1)
	(in thousands)
	(Unaudited)
Compensation	(6,068)	(5,305)
General and administrative	(3,408)	(2,395)
Expenses reimbursed to affiliated Internal Investment Manager	—	—

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$57,185	$47,633

(1)         Represents pro-forma information for the three months ended March 31, 2013 and actual information for the period from April 1, 2013 through June 30, 2013.

NOTE E — SBIC DEBENTURES

SBIC debentures payable at June 30, 2014 and December 31, 2013 were $225.0 million and $200.2 million, respectively.  The SBIC debentures provide for interest to be paid semi-annually, with principal due at the applicable 10-year maturity date of each debenture. The weighted average annual interest rate on the SBIC debentures as of June 30, 2014 and December 31, 2013 was 4.2% and 3.8%, respectively. Main Street issued $24.8 million of new SBIC debentures under the SBIC program in the first quarter of 2014 to reach the regulatory maximum amount of $225.0 million. The first principal maturity due under the existing SBIC debentures is in 2017, and the remaining weighted average duration as of June 30, 2014 is approximately 7.1 years.  For the three months ended June 30, 2014 and 2013, Main Street recognized interest expense attributable to the SBIC debentures of $2.5 million and $2.8 million, respectively.  For the six months ended June 30, 2014 and 2013, Main Street recognized interest expense attributable to the SBIC debentures of $4.5 million and $5.5 million, respectively.  Main Street has incurred leverage and other miscellaneous fees of approximately 3.4% of the debenture principal amount.  In accordance with SBA regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA. The Funds are subject to annual compliance examinations by the SBA. There have been no historical findings resulting from these examinations.

As of June 30, 2014, the recorded value of the SBIC debentures was $213.9 million which consisted of (i) $64.1 million recorded at fair value, or $11.1 million less than the $75.2 million face value of the SBIC debentures held in MSC II, and (ii) $149.8 million reported at face value and held in MSMF.  As of June 30, 2014, if Main Street had adopted the fair value option under ASC 825 for all of its SBIC debentures, Main Street estimates the fair value of its SBIC debentures would be approximately $173.6 million, or $51.4 million less than the $225.0 million face value of the SBIC debentures.

NOTE F — CREDIT FACILITY

Main Street maintains the Credit Facility to provide additional liquidity to support its investment and operational activities. The Credit Facility provides for total commitments of $502.5 million from a diversified group of fourteen lenders.  The Credit Facility contains an accordion feature which allows Main Street to increase the total commitments under the facility up to $600.0 million from new or existing lenders on the same terms and conditions as the existing commitments.

Borrowings under the Credit Facility bear interest, subject to Main Street’s election, on a per annum basis equal to (i) the applicable LIBOR rate (0.15%, as of June 30, 2014) plus 2.25% or (ii) the applicable base rate (Prime Rate, 3.25% as of June 30, 2014) plus 1.25%. Main Street pays unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the assets of the Funds. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio of at least 1.5 to 1.0, and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2018, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval.

At June 30, 2014, Main Street had $253.0 million in borrowings outstanding under the Credit Facility. Main Street recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs, of $1.5 million and $1.2 million, respectively, for the three months ended June 30, 2014 and 2013 and of $3.3 million and $2.4 million, respectively, for the six months ended June 30, 2014 and 2013.  As of June 30, 2014, the interest rate on the Credit Facility was 2.4%, and Main Street was in compliance with all financial covenants of the Credit Facility.

NOTE G — NOTES

In April 2013, Main Street issued $92.0 million, including the underwriters full exercise of their option to purchase additional principal amounts to cover over-allotments, in aggregate principal amount of 6.125% Notes due 2023 (the “6.125% Notes”). The 6.125% Notes are unsecured obligations and rank pari passu with its current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 6.125% Notes; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 6.125% Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at Main Street’s option on or after April 1, 2018. The 6.125% Notes bear interest at a rate of 6.125% per year payable quarterly on January 1, April 1, July 1 and October 1 of each year, beginning July 1, 2013.   The total net proceeds to Main Street from the 6.125% Notes, after underwriting discounts and estimated offering expenses payable by Main Street, were approximately $89.0 million. Main Street has listed the 6.125% Notes on the New York Stock Exchange under the trading symbol “MSCA”.  Main Street may from time to time repurchase the 6.125% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2014, the outstanding balance of the 6.125% Notes was $90.9 million.  Main Street recognized interest expense related to the 6.125% Notes, including amortization of deferred loan costs, of $1.5 million for the each of three months ended June 30, 2014 and 2013 and $2.9 million and $1.5 million for the six months ended June 30, 2014 and 2013, respectively.

The indenture governing the 6.125% Notes (the “Notes Indenture”) contains certain covenants, including covenants requiring Main Street’s compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 6.125% Notes and the Trustee if Main Street ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Notes Indenture.

NOTE H — FINANCIAL HIGHLIGHTS

	Six Months Ended June 30,
	2014	2013
Per Share Data:
NAV at the beginning of the period	$19.89	$18.59

Net investment income (1)	1.05	1.01
Net realized gain (loss) (1) (2)	(0.11)	0.01
Net change in unrealized appreciation (1) (2)	0.55	0.43
Income tax provision (1) (2)	(0.13)	(0.08)
Net increase in net assets resulting from operations (1)	1.36	1.37

Dividends paid to stockholders from net investment income	(1.23)	(1.27)
Dividends paid to stockholders from realized gains/losses	(0.04)	—
Total dividends paid	(1.27)	(1.27)
Impact of the net change in monthly dividends declared prior to the end of the period and paid in the subsequent period	—	(0.01)
Accretive effect of public stock offerings (issuing shares above NAV per share)	1.07	—
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.06	0.07
Other (3)	(0.08)	(0.03)
NAV at the end of the period	$21.03	$18.72

Market value at the end of the period	$32.93	$27.69
Shares outstanding at the end of the period	44,869,800	35,014,302

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

	Six Months Ended June 30,
	2014	2013
	(in thousands, except percentages)
NAV at end of period	$943,410	$655,383
Average net asset value	$846,783	$647,856
Average outstanding debt	$533,225	$411,857
Ratio of total expenses, including income tax expense, to average net asset value (1) (2)	3.16%	3.27%
Ratio of operating expenses to average net asset value (2)	2.52%	2.83%
Ratio of operating expenses, excluding interest expense, to average net asset value (2)	1.25%	1.37%
Ratio of net investment income to average net asset value (2)	5.23%	5.42%
Portfolio turnover ratio (2)	14.68%	18.51%
Total investment return (2) (3)	4.72%	-5.52%
Total return based on change in net asset value (2) (4)	7.22%	7.41%

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

NOTE I — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

Main Street paid regular monthly dividends of $0.165 per share for each month of January through June 2014, totaling approximately $21.3 million, or $0.495 per share, for the three months ended June 30, 2014, and $41.0 million, or $0.99 per share, for the six months ended June 30, 2014.  The second quarter 2014 regular monthly dividends represent a 6% increase from the monthly dividends paid for the second quarter of 2013.  Additionally, Main Street paid a $0.275 per share supplemental semi-annual dividend, totaling $12.3 million, in June 2014.  The regular monthly dividends equal a total of approximately $16.2 million, or $0.465 per share, for the three months ended June 30, 2013, and $31.8 million, or $0.915 per share, for the six months ended June 30, 2013.

MSCC has elected to be treated for federal income tax purposes as a RIC. As a RIC, MSCC generally will not pay corporate-level federal income taxes on any net ordinary income or capital gains that MSCC distributes to its stockholders. MSCC must generally distribute at least 90% of its investment company taxable income to qualify for pass-through tax treatment and maintain its RIC status. As part of maintaining RIC status, undistributed taxable income (subject to a 4% excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared prior to the filing of the federal income tax return for the applicable fiscal year.

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

Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014	2013
	(estimated, amounts in thousands)
Net increase in net assets resulting from operations	$57,185	$47,633
Share-based compensation expense	1,826	1,205
Net change in unrealized appreciation	(23,227)	(14,948)
Income tax provision	5,440	2,833
Pre-tax book (income) loss not consolidated for tax purposes (1)	2,635	4,959
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	596	(1,017)
Estimated taxable income (2)	44,455	40,665
Taxable income earned in prior year and carried forward for distribution in current year	37,046	44,415
Taxable income earned prior to period end and carried forward for distribution next period	(34,714)	(46,402)
Dividend accrued as of period end and paid in the following period	7,404	5,427
Total distributions accrued or paid to common stockholders	$54,191	$44,105

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

The Taxable Subsidiaries hold certain portfolio investments for Main Street. The Taxable Subsidiaries are consolidated with Main Street for financial reporting purposes, and the investments held by the Taxable Subsidiaries are included in Main Street’s consolidated financial statements as portfolio investments and recorded at fair value. The principal purpose of the Taxable Subsidiaries is to permit Main Street to hold equity investments in portfolio companies which are “pass through” entities for tax purposes in order to continue to comply with the “source income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with Main Street for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities, as a result of their ownership of certain portfolio investments. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in Main Street’s consolidated financial statements.

The Internal Investment Manager currently provides investment management and other services to MSCC and its subsidiaries and receives fee income for such services.  In addition, it gets reimbursed for the expenses it charges to the External Investment Manager (see further discussion of the Investment Managers in Note D). Beginning April 1, 2013, the Internal Investment Manager is included in Main Street’s consolidated financial statements and reflected as a consolidated subsidiary, but the Internal Investment Manager has elected, for tax purposes, to be treated as a taxable entity and is not consolidated with Main Street for income tax purposes and as a result may generate income tax expense, or benefit, and tax assets and liabilities, as a result of its activities. The Internal Investment Manager elected to be treated as a taxable entity to enable it to receive fee income and to allow MSCC to continue to comply with the “source income” requirements contained in the RIC tax provisions of the Code.

The income tax expense, or benefit, and the related tax assets and liabilities, generated by the Taxable Subsidiaries and the Investment Manager, if any, are reflected in Main Street’s Consolidated Statement of Operations. For the three months ended June 30, 2014 and 2013, Main Street recognized a net income tax provision of $3.8 million and $0.8 million, respectively, related to deferred taxes of $3.6 million and $0.1 million, respectively, and other taxes of $0.2 million and $0.7 million, respectively, for the three months ended June 30, 2014 and 2013. For the six months ended June 30, 2014 and 2013, Main Street recognized a net income tax provision of $5.4 million and $2.8 million, respectively, related to deferred taxes of $4.6 million and $1.4 million, respectively, and other taxes of $0.8 and $1.4 million, respectively, for the six months ended June 30, 2014 and 2013.  For the three months ended June 30, 2014 and 2013, the other taxes include $0.1 million and $0.5 million, respectively, related to an accrual for excise tax on Main Street’s estimated spillover taxable income and $0.1 million and $0.2 million, respectively, related to accruals for state and other taxes.  For the six months ended June 30, 2014 and 2013, the other taxes include $0.3 million and $0.9 million, respectively, related to an accrual for excise tax on Main Street’s estimated spillover taxable income and $0.5 million and $0.5 million, respectively, related to accruals for state and other taxes.

The net deferred tax liability at June 30, 2014 and December 31, 2013 was $10.6 million and $5.9 million, respectively, primarily related to timing differences from net unrealized appreciation of portfolio investments held by the Taxable Subsidiaries, partially offset by net loss carryforwards (primarily resulting from historical realized losses on portfolio investments held by the Taxable Subsidiaries and the operating activities of the Internal Investment Manager), basis differences of portfolio investments held by the Taxable Subsidiaries which are “pass through” entities for tax purposes and excess deductions resulting from the restricted stock plans (see further discussion in Note L).  Due to the consolidation of the Internal Investment Manager (see further discussion in Note D) on April 1, 2013, the Company recorded a deferred tax asset of $2.2 million through additional paid-in capital relating to the prior periods through March 31, 2013.

In accordance with the realization requirements of ASC 718, Compensation — Stock Compensation, Main Street uses tax law ordering when determining when tax benefits related to equity compensation greater than equity compensation recognized for financial reporting should be realized.  For the three months ended June 30, 2014, Main Street realized a $0.3 million decrease to paid-in-capital due to tax deductions related to equity compensation greater than equity compensation recognized for financial reporting.  Additional paid-in capital increases of $2.7 million will be recognized in future periods when such tax benefits are ultimately realized by reducing taxes payable.

NOTE J — COMMON STOCK

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

During the three months ended September 30, 2013, Main Street completed a follow-on public equity offering of 4,600,000 shares of common stock, including the underwriters’ full exercise of their option to purchase 600,000 additional shares, at a price to the public of $29.75 per share, resulting in total gross proceeds of approximately $136.9 million, less underwriters’ commissions of approximately $5.1 million and offering costs of approximately $0.3 million.

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

For the six months ended June 30, 2014, $8.3 million of the total $53.4 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 225,613 newly issued shares and with the purchase of 31,825 shares of common stock in the open market.  For the six months ended June 30,  2013, $8.3 million of the total $43.9 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 173,926 newly issued shares and with the purchase of 92,679 shares of common stock in the open market. The shares disclosed above relate only to Main Street’s DRIP and exclude any activity related to broker-managed dividend reinvestment plans.

NOTE L — SHARE-BASED COMPENSATION

Main Street accounts for its share-based compensation plans using the fair value method, as prescribed by ASC 718, Compensation — Stock Compensation. Accordingly, for restricted stock awards, Main Street measured the grant date fair value based upon the market price of its common stock on the date of the grant and amortizes the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term.

Main Street’s Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2008 Equity Incentive Plan. These shares generally vest over a four-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street’s Board of Directors, net of shares forfeited, and the remaining shares of restricted stock available for issuance as of June 30, 2014.

Restricted stock authorized under the plan	2,000,000
Less net restricted stock (granted)/forfeited:
July 1, 2008	(245,645)
July 1, 2009	(98,993	)(1)
July 1, 2010	(149,357)
June 20, 2011	(117,728)
June 20, 2012	(133,973)
Quarter ended December 31, 2012	(12,476)
Quarter ended March 31, 2013	(1,100)
June 20, 2013	(246,823)
Quarter ended September 30, 2013	(21,688)
Quarter ended December 31, 2013	1,093	(1)
Quarter ended March 31, 2014	(397)
Quarter ended June 30, 2014	(222,836)

Restricted stock available for issuance as of June 30, 2014	750,077

(1)                                 Shares indicated are net of forfeited shares.

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

Restricted stock authorized under the plan	200,000
Less restricted stock granted on:
July 1, 2008	(20,000)
July 1, 2009	(8,512)
July 1, 2010	(7,920)
June 20, 2011	(6,584)
August 3, 2011	(1,658)
June 20, 2012	(5,060)
June 13, 2013	(4,304)
August 6, 2013	(980)
May 29, 2014	(4,775)

Restricted stock available for issuance as of June 30, 2014	140,207

For the three months ended June 30, 2014 and 2013, Main Street recognized total share-based compensation expense of $1.0 million and $0.6 million, respectively, related to the restricted stock issued to Main Street employees and independent directors, and for the six months ended June 30, 2014 and 2013, Main Street recognized total share-based compensation expense of $1.8 million and $1.2 million, respectively, related to the restricted stock issued to Main Street employees and independent directors.

As of June 30, 2014, there was $13.9 million of total unrecognized compensation expense related to Main Street’s non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 3.3 years as of June 30, 2014.

NOTE M — COMMITMENTS AND CONTINGENCIES

At June 30, 2014, Main Street had a total of $134.3 million in outstanding commitments comprised of (i) 17 commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) six capital commitments that had not been fully called.

Main Street may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to impose liability on Main Street in connection with the activities of its portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, Main Street does not expect any current matters will materially affect its financial condition or results of operations; however, there can be no assurance whether any pending legal proceedings will have a material adverse effect on Main Street’s financial condition or results of operations in any future reporting period.

NOTE N — RELATED PARTY TRANSACTIONS

As discussed further in Note D, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of Main Street’s Investment Portfolio. At June 30, 2014, Main Street had a receivable of $0.5 million due from the External Investment Manager related to operating expenses incurred by the Internal Investment Manager required to support the External Investment Manager’s business and for dividends declared but not paid by the External Investment Manager.

In June 2013, Main Street adopted a deferred compensation plan for the non-employee members of its board of directors, which allows the directors at their option to defer all or a portion of the fees paid for their services as directors and have such deferred fees paid in shares of Main Street common stock within 90 days after the participant’s end of service as a director.  As of June 30, 2014, $0.6 million of directors’ fees had been deferred under this plan.  These deferred fees represented 18,672 shares of Main Street common shares.  These shares will not be issued or included as outstanding on the consolidated statement of changes in net assets until each applicable participant’s end of service as a director, but will be included in operating expenses and weighted average shares outstanding on Main Street’s consolidated statement of operations as earned.

NOTE O — SUBSEQUENT EVENTS

During August 2014, Main Street declared regular monthly dividends of $0.17 per share for each month of October, November and December of 2014. These regular monthly dividends equal a total of $0.51 per share for the fourth quarter of 2014 and represent a 6% increase from the regular monthly dividends declared for the fourth quarter of 2013. Including the regular monthly dividends declared for the fourth quarter of 2014, Main Street will have paid $12.96 per share in cumulative dividends since its October 2007 initial public offering.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this section contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Cautionary Statement Concerning Forward Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2014, and “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed with the SEC on May 9, 2014, for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the consolidated financial statements and related notes and other financial information included in the Annual Report on Form 10-K for the year ended December 31, 2013.

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

MSC Adviser I, LLC (the “External Investment Manager” and, together with the Internal Investment Manager, the “Investment Managers”) was formed in November 2013 as a wholly owned subsidiary of MSCC to provide investment management and other services to parties other than MSCC and its subsidiaries (“External Parties”) and receive fee income for such services. MSCC has been granted no action relief by the Securities and Exchange Commission (“SEC”) to allow the External Investment Manager to register as a registered investment adviser (“RIA”) under Investment Advisers Act of 1940, as amended (the “Advisers Act”). The External Investment Manager is accounted for as a portfolio investment of MSCC, since the External Investment Manager conducts all of its investment management activities for parties outside of MSCC and its consolidated subsidiaries.

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

Our principal investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and capital appreciation from our equity and equity related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. Our LMM companies generally have annual revenues between $10 million and $150 million, and our LMM portfolio investments generally range in size from $5 million to $50 million. Our Middle Market investments are made in businesses that are generally larger in size than our LMM portfolio companies, with annual revenues typically between $150 million and $1.5 billion, and our Middle Market investments generally range in size from $3 million to $15 million. Our private loan (“Private Loan”) investments are made in businesses that are consistent with the size of companies in our LMM portfolio or our Middle Market portfolio, but are investments which have been originated through strategic relationships with other investment funds on a collaborative basis. The structure, terms and conditions for these Private Loan investments are typically consistent with the structure, terms and conditions for the investments made in our LMM portfolio or Middle Market portfolio.

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

Our external asset management business is conducted through our External Investment Manager. We have entered into an agreement through the Internal Investment Manager to provide the External Investment Manager with asset management service support for HMS Income Fund, Inc. (“HMS Income”). Through this agreement, we provide management and other services to the External Investment Manager, as well as access to our employees, infrastructure, business relationships, management expertise and capital raising capabilities. Beginning in the first quarter of 2014, we charge the External Investment Manager for the use of these services, and our total expenses for the three and six months ended June 30, 2014 include an offset to expenses of $0.4 and $0.7 million, respectively, related to these charged expenses. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed.

We seek to fill the current financing gap for LMM businesses, which, historically, have had more limited access to financing from commercial banks and other traditional sources. The underserved nature of the LMM creates the opportunity for us to meet the financing needs of LMM companies while also negotiating favorable transaction terms and equity participations. Our ability to invest across a company’s capital structure, from secured loans to equity securities, allows us to offer portfolio companies a comprehensive suite of financing options, or a “one stop” financing solution. Providing customized, “one stop” financing solutions has become even more relevant to our LMM portfolio companies in the current investing environment. We generally seek to partner directly with entrepreneurs, management teams and business owners in making our investments. Our LMM portfolio debt investments are generally secured by a first lien on the assets of the portfolio company and typically have a term of between five and seven years from the original investment date. We believe that our LMM investment strategy has a lower correlation to the broader debt and equity markets.

As of June 30, 2014, we had debt and equity investments in 62 LMM portfolio companies with an aggregate fair value of approximately $670.4  million, with a total cost basis of approximately $529.4 million, and a weighted average annual effective yield on our LMM debt investments of approximately 14.9%.  As of June 30, 2014, approximately 73% of our total LMM portfolio investments at cost were in the form of debt investments and approximately 85% of such debt investments at cost were secured by first priority liens on the assets of our LMM portfolio companies. At June 30, 2014, we had equity ownership in approximately 95% of our LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 34%. As of December 31, 2013, we had debt and equity investments in 62 LMM portfolio companies with an aggregate fair value of approximately $659.4 million, with a total cost basis of approximately $543.3 million and a weighted average annual effective yield on our LMM debt investments of approximately 14.7%. As of December 31, 2013, approximately 76% of our total LMM portfolio investments at cost were in the form of debt investments and approximately 86% of such debt investments at cost were secured by first priority liens on the assets of our LMM portfolio companies. At December 31, 2013, we had equity ownership in approximately 94% of our LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 33%. The weighted average annual yields were computed using the effective interest rates for all debt investments at cost as of June 30, 2014 and December 31, 2013, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status.

In addition to our LMM investment strategy, we pursue investments in Middle Market companies. Our Middle Market portfolio investments primarily consist of direct investments in or secondary purchases of interest bearing debt securities in privately held companies that are generally larger in size than the LMM companies included in our LMM portfolio. Our Middle Market portfolio debt investments are generally secured by either a first or second priority lien on the assets of the portfolio company and typically have an expected duration of between three and five years from the original investment date.

As of June 30, 2014, we had Middle Market portfolio investments in 93 companies, collectively totaling approximately $566.2 million in fair value with a total cost basis of approximately $564.0 million. The weighted average EBITDA for the 93 Middle Market portfolio companies was approximately $68.8 million as of June 30, 2014. As of June 30, 2014, substantially all of our Middle Market portfolio investments were in the form of debt investments and approximately 92% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on our Middle Market portfolio debt investments was approximately 7.5% as of June 30, 2014.  As of December 31, 2013, we had Middle Market portfolio investments in 92 companies collectively totaling approximately $471.5 million in fair value with a total cost basis of approximately $468.3 million. The weighted average EBITDA for the 92 Middle Market portfolio companies was approximately $79.0 million as of December 31, 2013. As of December 31, 2013, substantially all of our Middle Market portfolio investments were in the form of debt investments and approximately 92% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on our Middle Market portfolio debt investments was approximately 7.8% as of December 31, 2013.  The weighted average annual yields were computed using the effective interest rates for all debt investments at cost as of June 30, 2014 and December 31, 2013, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments.

Our Private Loan portfolio investments primarily consist of investments in interest-bearing debt securities in companies that are consistent with the size of the companies included in our LMM portfolio or our Middle Market portfolio. Our Private Loan portfolio debt investments are generally secured by either a first or second priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date.

As of June 30, 2014, we had Private Loan portfolio investments in 19 companies, collectively totaling approximately $144.7  million in fair value with a total cost basis of approximately $149.2 million. The weighted average EBITDA for the 19 Private Loan portfolio companies was approximately $12.1 million as of June 30, 2014.  As of June 30, 2014, approximately 96% of our Private Loan portfolio investments were in the form of debt investments and approximately 82% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on our Private Loan portfolio debt investments was approximately 11.3% as of June 30, 2014.  As of December 31, 2013, we had Private Loan portfolio investments in 15 companies, collectively totaling approximately $111.5 million in fair value with a total cost basis of approximately $111.3 million. The weighted average EBITDA for the 15 Private Loan portfolio companies was approximately $18.4 million as of December 31, 2013. As of December 31, 2013, approximately 95% of our Private Loan portfolio investments were in the form of debt investments and approximately 98% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on our Private Loan portfolio debt investments was approximately 11.3% as of December 31, 2013. The weighted average annual yields were computed using the effective interest rates for all debt investments at cost as of June 30, 2014 and December 31, 2013, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments.

As of June 30, 2014, we had Other Portfolio investments in five companies, collectively totaling approximately $48.4 million in fair value and approximately $44.7 million in cost basis and which comprised 3.4% of our Investment Portfolio at fair value as of June 30, 2014. As of December 31, 2013, we had Other Portfolio investments in six companies, collectively totaling approximately $42.8 million in fair value and approximately $40.1 million in cost basis and which comprised 3.3% of our Investment Portfolio at fair value as of December 31, 2013.

As discussed further above, we hold an investment in the External Investment Manager, a wholly owned subsidiary that is treated as a portfolio investment. As of June 30, 2014, there was no cost basis in this investment and the investment had a fair value of $4.8 million, which comprised 0.3% of our Investment Portfolio at fair value.  As of December 31, 2013, there was no cost basis in this investment and the investment had a fair value of $1.1 million, which comprised 0.1% of our Investment Portfolio at fair value.

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

MSCC and its consolidated subsidiaries are internally managed by the Internal Investment Manager, a wholly owned subsidiary of MSCC, which employs all of the executive officers and other employees of Main Street. Because the Internal Investment Manager is wholly owned by MSCC, Main Street does not pay any external investment advisory fees, but instead incurs the operating costs associated with employing investment and portfolio management professionals through the Internal Investment Manager. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio.  For the three and six months ended June 30, 2014, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.6% and 1.5%, respectively, on an annualized basis, compared to 1.6% and 1.6%, respectively, on an annualized basis for the three and six months ended June 30, 2013 and 1.7% for the year ended December 31, 2013 (excluding interest expense and excluding the effect of the accelerated vesting of restricted stock of our retired Executive Vice-Chairman, which resulted in additional share-based compensation expense of $1.3 million during the year ended December 31, 2013).  Including the effect of the accelerated vesting of restricted stock, the ratio for the year ended December 31, 2013 would have been 1.8%.

During May 2012, MSCC entered into an investment sub advisory agreement with HMS Adviser, LP (“HMS Adviser”), which is the investment advisor to HMS Income, a non-publicly traded BDC whose registration statement on Form N-2 was declared effective by the SEC in June 2012, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining no-action relief from the SEC to allow us to own a registered investment adviser, MSCC assigned the sub advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on MSCC’s ability to meet the source of income requirement necessary for it to maintain its RIC tax treatment. Under the investment sub advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. However, MSCC and the External Investment Manager agreed to waive all such fees from the effective date of HMS Adviser’s registration statement on Form N-2 through December 31, 2013. As a result, as of December 31, 2013, neither MSCC nor the External Investment Manager had received any base management fee or incentive fees under the investment sub advisory agreement and neither is due any unpaid compensation for any base management fee or incentive fees under the investment sub-advisory agreement through December 31, 2013. Neither MSCC nor the External Investment Manager has waived the External Investment Manager’s management fees or incentive fees after December 31, 2013 and, as a result, the External Investment Manager began accruing such fees on January 1, 2014.

CRITICAL ACCOUNTING POLICIES

Basis of Presentation

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). For each of the periods presented herein, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries (which as noted above and discussed in detail below, include the Funds and the Taxable Subsidiaries and, beginning April 1, 2013, include the Internal Investment Manager which was previously treated as a portfolio investment). The Investment Portfolio, as used herein, refers to all of our investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments, the investment in the External Investment Manager and, for all periods up to and including March 31, 2013, the investment in the Internal Investment Manager, but excludes all “Marketable securities and idle funds investments”, and, for all periods after March 31, 2013, the Investment Portfolio also excludes the investment in the Internal Investment Manager. For all periods up to and including the period ending March 31, 2013, the Internal Investment Manager was accounted for as a portfolio investment (see further discussion above) and was not consolidated with MSCC and its consolidated subsidiaries. For all periods after March 31, 2013, the Internal Investment Manager is consolidated with MSCC and its other consolidated subsidiaries. “Marketable securities and idle funds investments” are classified as financial instruments and are reported separately on our Consolidated Balance Sheets and Consolidated Schedules of Investments due to the nature of such investments. Our results of operations for the three and six months ended June 30, 2014 and 2013, cash flows for the six months ended June 30, 2014 and 2013, and financial position as of June 30, 2014 and December 31, 2013, are presented on a consolidated basis. The effects of all intercompany transactions between us and our consolidated subsidiaries have been eliminated in consolidation.  Certain reclassifications have been made to prior period balances to conform with the current presentation, including reclassifying the expenses charged to the External Investment Manager.

The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2013. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Under the 1940 Act, the regulations pursuant to Article 6 of Regulation S-X and Accounting Standards Codification (“Codification” or “ASC”) ASC 946, Financial Services—Investment Companies (“ASC 946”), we are precluded from consolidating portfolio company investments, including those in which we have a controlling interest, unless the portfolio company is another investment company. An exception to this general principle in ASC 946 occurs if we hold a controlling interest in an operating company that provides all or substantially all of its services directly to us, or to its portfolio companies. None of the portfolio investments made by us qualify for this exception, including the investment in the External Investment Manager, except as discussed below with respect to the Internal Investment Manager. Therefore, the Investment Portfolio is carried on the balance sheet at fair value, with any adjustments to fair value recognized as “Net Change in Unrealized Appreciation (Depreciation)” on our Statement of Operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a “Net Realized Gain (Loss).” For all periods prior to and including March 31, 2013, the Internal Investment Manager was accounted for as a portfolio investment and included as part of the Investment Portfolio in our consolidated financial statements. The Internal Investment Manager was consolidated with MSCC and its other consolidated subsidiaries prospectively beginning April 1, 2013 as the controlled operating subsidiary is providing substantially all of its services directly or indirectly to Main Street or our portfolio companies.

Investment Portfolio Valuation

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. As of June 30, 2014 and December 31, 2013, approximately 93% and 95% of our total assets, respectively, represented our Investment Portfolio valued at fair value.  We are required to report our investments at fair value. We follow the provisions of the Financial Accounting Standards Board (“FASB”) ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.  ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable, and willing and able to transact.

Our portfolio strategy calls for us to invest primarily in illiquid debt and equity securities issued by private, LMM companies and debt securities issued by Middle Market companies that are generally larger in size than the LMM companies. We categorize some of our investments in LMM companies and Middle Market companies as Private Loan portfolio investments, which are primarily debt securities issued by companies that are consistent in size with either the LMM companies or Middle Market companies, but are investments which have been originated through strategic relationships with other investment funds on a collaborative basis. The structure, terms and conditions for these Private Loan investments are typically consistent with the structure, terms and conditions for the investments made in our LMM portfolio or Middle Market portfolio.  Our portfolio also includes Other Portfolio investments which primarily consist of investments that are not consistent with the typical profiles for our LMM portfolio investments, Middle Market portfolio investments or Private Loan portfolio investments, including investments which may be managed by third parties. Our portfolio investments may be subject to restrictions on resale.

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

Under the Yield-to-Maturity valuation method, we use the income approach to determine the fair value of debt securities, based on projections of the discounted future free cash flows that the debt security will likely generate, including analyzing the discounted cash flows of interest and principal amounts for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Our estimate of the expected repayment date of our debt securities is generally the legal maturity date of the instrument, as we generally intend to hold our loans and debt securities to maturity. The Yield-to-Maturity analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. We will use the value determined by the Yield-to-Maturity analysis as the fair value for that security; however, because of our general intent to hold our loans to maturity, the fair value will not exceed the principal amount of the debt security valued using the Yield-to-Maturity valuation method. A change in the assumptions that we use to estimate the fair value of our debt securities using the Yield-to-Maturity valuation method could have a material impact on the determination of fair value. If there is deterioration in credit quality or if a debt security is in workout status, we may consider other factors in determining the fair value of the debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis.

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

Pursuant to our internal valuation process and the requirements under the 1940 Act, we perform valuation procedures on our investments in each LMM portfolio company quarterly. In addition to our internal valuation process, in arriving at estimates of fair value for our investments in our LMM portfolio companies, we, among other things, consult with a nationally recognized independent financial advisory services firm. The nationally recognized independent advisor is generally consulted relative to our investments in each LMM portfolio company at least once in every calendar year, and for our investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result is not in our stockholders’ best interest, to consult with the nationally recognized independent advisor on our investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of our investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. We consulted with our independent advisor in arriving at our determination of fair value on our investments in a total of 31  LMM portfolio companies for the six months ended June 30, 2014, representing approximately 50%  of the total LMM portfolio at fair value as of June 30, 2014 and on a total of 26 LMM portfolio companies for the six months ended June 30, 2013, representing approximately 40% of the total LMM portfolio at fair value as of June 30, 2013.  Excluding our investments in new LMM portfolio companies that were not reviewed because their equity is publicly traded or they have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment as of June 30, 2014 and 2013, as applicable, the percentage of the LMM portfolio reviewed for the six months ended June 30, 2014 and 2013 was 53% and 44% of total LMM portfolio at fair value as of June 30, 2014 and 2013, respectively.

For valuation purposes, all of our Middle Market portfolio investments are non-control investments for which we do not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors. To the extent sufficient observable inputs are available to determine fair value, we use observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which we have determined that third-party quotes or other independent pricing are not available or appropriate, we generally estimate the fair value based on the assumptions that we believe hypothetical market participants would use to value the our Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and our Middle Market equity investments in a current hypothetical sale using the Waterfall Valuation method.

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

For valuation purposes, all of our Other Portfolio investments are non-control investments for which we generally do not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors. Our Other Portfolio investments comprised 3.4% and 3.3%, respectively, of our Investment Portfolio at fair value as of June 30, 2014 and December 31, 2013. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For our Other Portfolio equity investments, we generally determine the fair value of our investments using the NAV valuation method. For Other Portfolio debt investments, we determine the fair value of these investments through obtaining third-party quotes or other independent pricing to the extent the use of these inputs are available and appropriate to determine fair value. To the extent such observable inputs are not available or appropriate, we value these Other Portfolio debt investments using the Yield-to-Maturity valuation method. For Other Portfolio investments for which we have determined that third-party quotes or other independent pricing are not available or appropriate, we generally estimate the fair value based on the assumptions that we believe hypothetical market participants would use to value the our Other Portfolio debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method.

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

Our Board of Directors has the final responsibility for reviewing and approving, in good faith, our determination of the fair value for our Investment Portfolio, as well as our valuation procedures, consistent with the 1940 Act requirements. We believe our Investment Portfolio as of June 30, 2014 and December 31, 2013 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

Payment-in-Kind (“PIK”) Interest and Cumulative Dividends

We hold debt and preferred equity instruments in our Investment Portfolio that contain payment in kind (“PIK”) interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed. To maintain RIC tax treatment (as discussed below), these non cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We will stop accruing PIK interest and cumulative dividends and will write off any accrued and uncollected interest and dividends in arrears when it is determined that such PIK interest and dividends in arrears are no longer collectible. For the three months ended June 30, 2014 and 2013, (i) approximately 4.0% and 3.7%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.1% and 1.0%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.  For the six months ended June 30, 2014 and 2013, (i) approximately 4.6% and 4.4%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.1% and 0.9%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.

Share-Based Compensation

We account for our share-based compensation plans using the fair value method, as prescribed by ASC 718, Compensation—Stock Compensation. Accordingly, for restricted stock awards, we measured the grant date fair value based upon the market price of our common stock on the date of the grant and amortize this fair value to share-based compensation expense over the requisite service period, which is generally the vesting term.

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

INVESTMENT PORTFOLIO COMPOSITION

LMM portfolio investments primarily consist of secured debt, equity warrants and direct equity investments in privately held, LMM companies based in the United States. Our LMM portfolio companies generally have annual revenues between $10 million and $150 million, and our LMM investments generally range in size from $5 million to $50 million. The LMM debt investments are typically secured by either a first or second priority lien on the assets of the portfolio company, primarily bear interest at fixed rates, and generally have a term of between five and seven years from the original investment date. In most LMM portfolio companies, we usually receive nominally priced equity warrants and/or make direct equity investments in connection with a debt investment.

Middle Market portfolio investments primarily consist of direct investments in or secondary purchases of interest-bearing debt securities in privately held companies based in the United States that are generally larger in size than the LMM companies included in our LMM portfolio. Our Middle Market portfolio companies generally have annual revenues between $150 million and $1.5 billion, and our Middle Market investments generally range in size from $3 million to $15 million. Our Middle Market portfolio debt investments are generally secured by either a first or second priority lien on the assets of the company and typically have a term of between three and seven years from the original investment date.

Our Private Loan portfolio investments primarily consist of investments in interest-bearing debt securities in companies that are consistent with the size of companies in our LMM portfolio or our Middle Market portfolio, but are investments which have been originated through strategic relationships with other investment funds on a collaborative basis. Our Private Loan portfolio debt investments are generally secured by either a first or second priority lien on the assets of the company and typically have a term of between three and seven years from the original investment date.

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

Our external asset management business is conducted through the External Investment Manager. We have entered into an agreement through the Internal Investment Manager to provide the External Investment Manager with asset management service support for HMS Income. Through this agreement, we provide management and other services to the External Investment Manager, as well as access to our employees, infrastructure, business relationships, management expertise and capital raising capabilities. Beginning in the first quarter of 2014, we charge the External Investment Manager for the use of these services, and our total expenses for the three and six months ended June 30, 2014 include an offset to expenses of $0.4 million and $0.7 million, respectively, for these charged expenses. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed.

The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments as of June 30, 2014 and December 31, 2013 (this information excludes Other Portfolio investments and the External Investment Manager).

Cost:	June 30, 2014	December 31, 2013
First lien debt	77.6%	79.0%
Equity	10.2%	10.4%
Second lien debt	10.0%	8.4%
Equity warrants	1.7%	1.9%
Other	0.5%	0.3%
	100.0%	100.0%

Fair Value:	June 30, 2014	December 31, 2013
First lien debt	67.9%	69.9%
Equity	20.2%	19.3%
Second lien debt	9.1%	7.6%
Equity warrants	2.4%	2.9%
Other	0.4%	0.3%
	100.0%	100.0%

The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments as of June 30, 2014 and December 31, 2013 (this information excludes Other Portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	June 30, 2014	December 31, 2013
Southwest	25.8%	27.8%
Northeast	20.9%	18.0%
West	18.7%	19.1%
Southeast	17.1%	15.6%
Midwest	14.3%	15.4%
Canada	0.7%	1.2%
Other Non-United States	2.5%	2.9%
	100.0%	100.0%

Fair Value:	June 30, 2014	December 31, 2013
Southwest	29.8%	30.9%
Northeast	20.2%	17.6%
West	20.0%	20.1%
Southeast	13.7%	12.6%
Midwest	13.5%	15.0%
Canada	0.6%	1.1%
Other Non-United States	2.2%	2.7%
	100.0%	100.0%

Our LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by industry at cost and fair value as of June 30, 2014 and December 31, 2013 (this information excludes Other Portfolio investments and the External Investment Manager).

Cost:	June 30, 2014	December 31, 2013
Media	9.9%	7.8%
Energy Equipment & Services	9.1%	10.7%
Health Care Providers & Services	6.2%	5.8%
IT Services	6.0%	6.1%
Hotels, Restaurants & Leisure	5.8%	5.8%
Specialty Retail	5.5%	7.2%
Machinery	4.9%	3.3%
Diversified Telecommunication Services	4.5%	3.3%
Construction & Engineering	3.4%	4.1%
Commercial Services & Supplies	3.3%	5.1%
Electronic Equipment, Instruments & Components	3.3%	2.3%
Software	3.1%	3.8%
Diversified Consumer Services	3.0%	2.4%
Internet Software & Services	2.7%	2.5%
Oil, Gas & Consumable Fuels	2.3%	3.2%
Road & Rail	2.0%	2.7%
Auto Components	1.8%	1.6%
Chemicals	1.6%	1.3%
Containers & Packaging	1.6%	1.0%
Textiles, Apparel & Luxury Goods	1.4%	1.6%
Trading Companies & Distributors	1.3%	1.5%
Professional Services	1.2%	1.4%
Food Products	1.3%	0.9%
Building Products	1.2%	1.4%
Health Care Equipment & Supplies	1.3%	1.2%
Consumer Finance	1.1%	1.1%
Household Products	1.0%	0.5%
Other (1)	10.2%	10.4%
	100.0%	100.0%

(1)         Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

Fair Value:	June 30, 2014	December 31, 2013
Media	9.2%	7.6%
Energy Equipment & Services	8.6%	10.2%
Machinery	6.5%	5.3%
Health Care Providers & Services	5.9%	5.6%
Hotels, Restaurants & Leisure	5.5%	5.6%
IT Services	5.4%	5.6%
Specialty Retail	4.9%	6.5%
Diversified Telecommunication Services	4.6%	3.6%
Diversified Consumer Services	4.5%	3.9%
Construction & Engineering	3.8%	4.6%
Electronic Equipment, Instruments & Components	3.5%	2.4%
Commercial Services & Supplies	3.3%	4.6%
Software	3.2%	4.0%
Internet Software & Services	3.1%	2.9%
Road & Rail	2.4%	3.0%
Oil, Gas & Consumable Fuels	2.1%	2.9%
Auto Components	2.0%	1.5%
Chemicals	1.4%	1.2%
Containers & Packaging	1.4%	0.9%
Paper & Forest Products	1.3%	1.3%
Textiles, Apparel & Luxury Goods	1.2%	1.4%
Trading Companies & Distributors	1.2%	1.3%
Food Products	1.1%	0.8%
Health Care Equipment & Supplies	1.1%	1.0%
Professional Services	1.1%	1.2%
Building Products	0.9%	1.0%
Other (1)	10.8%	10.1%
	100.0%	100.0%

(1) Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

Our LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments carry a number of risks including, but not limited to: (1) investing in companies which may have limited operating histories and financial resources; (2) holding investments that generally are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment grade debt and equity investments in our Investment Portfolio.  Please see “Risk Factors — Risks Related to Our Investments” contained in our Form 10-K for the fiscal year ended December 31, 2013 for a more complete discussion of the risks involved with investing in our Investment Portfolio.

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

The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of June 30, 2014 and December 31, 2013:

	As of June 30, 2014		As of December 31, 2013
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(in thousands, except percentages)
1	$248,663	37.0%	$242,013	36.7%
2	119,100	17.8%	116,908	17.7%
3	255,187	38.1%	239,843	36.4%
4	33,183	5.0%	60,641	9.2%
5	14,230	2.1%	—	0.0%
Total	$670,363	100.0%	$659,405	100.0%

Based upon our investment rating system, the weighted average rating of our LMM portfolio was approximately 2.2 as of June 30, 2014 and December 31, 2013.

For the total Investment Portfolio, as of June 30, 2014, we had two investments on non-accrual status, which comprised 1.2% of the total Investment Portfolio at fair value and 3.5% of the total Investment Portfolio at cost, and no fully impaired investments.  As of December 31, 2013, we had two investments on non-accrual status, which comprised approximately 2.3% of the total Investment Portfolio at fair value and 4.7% of the total Investment Portfolio at cost, and no fully impaired investments.

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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2014 and June 30, 2013

	Three Months Ended June 30,		Net Change
	2014	2013	Amount	%
	(in thousands)
Total investment income	$34,877	$27,800	$7,077	25%
Total expenses	$(11,299)	$(9,967)	$(1,332)	13%
Net investment income	$23,578	$17,833	$5,745	32%
Net realized gain (loss) from investments	$(6,364)	$805	$(7,169)
Net realized income	$17,214	$18,638	$(1,424)	(8)%
Net change in unrealized appreciation (depreciation) from:
Portfolio investments	$17,053	$6,337	$10,716	169%
SBIC debentures and marketable securities and idle funds	$(542)	$(188)	$(354)	188%
Total net change in unrealized appreciation	$16,511	$6,149	$10,362	169%
Income tax provision	$(3,775)	$(783)	$(2,992)	382%
Net increase in net assets resulting from operations	$29,950	$24,004	$5,946	25%

	Three Months Ended June 30,		Net Change
	2014	2013	Amount	%
	(in thousands, except per share amounts)
Net investment income	$23,578	$17,833	$5,745	32%
Share-based compensation expense	$974	$602	$372	62%
Distributable net investment income (a)	$24,552	$18,435	$6,117	33%
Net realized gain (loss) from investments	$(6,364)	$805	$(7,169)
Distributable net realized income (a)	$18,188	$19,240	$(1,052)	(5)%

Distributable net investment income per share -
Basic and diluted (a)	$0.56	$0.53	$0.03	6%
Distributable net realized income per share -
Basic and diluted (a)	$0.41	$0.55	$(0.14)	(25)%

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

Investment Income

For the three months ended June 30, 2014, total investment income was $34.9 million, a 25% increase over the $27.8 million of total investment income for the corresponding period of 2013. This comparable period increase was principally attributable to (i) a $5.1 million increase in interest income primarily from higher average levels of portfolio debt investments and (ii) a $2.2 million increase in dividend income from Investment Portfolio equity investments.  The $7.1 million increase in total investment income in the three months ended June 30, 2014 includes (i) a $0.4 million net decrease in the amount of total investment income related to accelerated prepayment and repricing activity for certain Investment Portfolio debt investments when compared to the same period in 2013 and (ii) $0.5 million of special dividend activity in the three months ended June 30, 2014.

Expenses

For the three months ended June 30, 2014, total expenses increased to $11.3 million from $10.0 million for the corresponding period of 2013.  This comparable period increase in operating expenses was principally attributable to (i) a $1.1 million increase in compensation expense related to increases in the number of personnel, base compensation and incentive compensation accruals, (ii) a $0.4 million increase in share-based compensation expense and (iii) a $0.3 million increase related to other general and administrative expenses, in each case when compared to the prior year. These operating expense increases were partially offset by $0.4 million of operating expenses charged to the External Investment Manager (see further discussion in “Overview”).  For the three months ended

June 30, 2014, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.6% on an annualized basis, compared to 1.6% on an annualized basis for the three months ended June 30, 2013 and 1.7% for the year ended December 31, 2013 (excluding interest expense and excluding the effect of the accelerated vesting of restricted stock of our retired Executive Vice-Chairman, which resulted in additional share-compensation expense of $1.3 million during the year ended December 31, 2013).  Including the effect of the accelerated vesting of restricted stock, the ratio for the year ended 2013 would have been 1.8%.

Distributable Net Investment Income

Distributable net investment income increased 33% to $24.6 million, or $0.56 per share, compared with $18.4 million, or $0.53 per share, in the corresponding period of 2013. The increase in distributable net investment income was primarily due to the higher level of total investment income partially offset by higher operating expenses, due to the changes discussed above. Distributable net investment income on a per share basis for the three months ended June 30, 2014 is after the impact of (i) a decrease of approximately $0.02 per share from the comparable period in 2013 attributable to the net decrease in the comparable levels of accelerated prepayment and repricing activity for certain Investment Portfolio debt investments as discussed above and (ii) a greater number of average shares outstanding compared to the corresponding period in 2013 primarily due to the August 2013 and April 2014 follow-on equity offerings, partially offset by special dividend activity of $0.01 per share in the second quarter of 2014 as discussed above.

Net Investment Income

Net investment income for the three months ended June 30, 2014 was $23.6 million, or a 32% increase, compared to net investment income of $17.8 million for the corresponding period of 2013. The increase in net investment income was principally attributable to the increase in total investment income partially offset by higher operating expenses as discussed above.

Distributable Net Realized Income

Distributable net realized income was $18.2 million, or $0.41 per share, for the three months ended June 30, 2014 compared with $19.2 million, or $0.55 per share, in the corresponding period of 2013. The $1.1 million decrease was primarily attributable to a decrease in the net realized gain (loss) by $7.2 million, primarily due to a net realized loss of $6.4 million in the second quarter of 2014, partially offset by a $6.1 million increase in total distributable net investment income in the three months ended June 30, 2014 when compared to the corresponding period of 2013 as discussed above. The $6.4 million net realized loss from investments during the second quarter of 2014 was primarily attributable to a $6.5 million loss realized in conjunction with a change in control transaction involving a LMM portfolio company.

Net Realized Income

The $6.4 million net realized loss from investments in the three months ended June 30, 2014 compared to a $0.8 million net realized gain in the corresponding period of 2013 combined with the higher levels of net investment income, in each case as discussed above, resulted in a $1.4 million decrease in net realized income compared with the corresponding period of 2013.

Net Increase in Net Assets Resulting from Operations

The net increase in net assets resulting from operations during the three months ended June 30, 2014 was $30.0 million, or $0.68 per share, compared with $24.0 million, or $0.69 per share, in the second quarter of 2013. This $6.0 million increase from the comparable period in the prior year was primarily the result of a $10.4 million increase in the net change in unrealized appreciation to $16.5 million in the second quarter of 2014, compared to $6.1 million for the comparable period in the prior year, partially offset by (i) a $1.4 million decrease in net realized income due to the factors discussed above and (ii) a $3.0 million increase in the income tax provision from the comparable period in the prior year. The total net change in unrealized appreciation for the second quarter of 2014 of $16.5 million primarily included (i) $17.1 million of net unrealized appreciation from portfolio investments and (ii) $0.3 million of net unrealized appreciation on Marketable securities and idle funds investments, partially offset by $0.8 million of unrealized depreciation on the SBIC debentures held by MSC II.  The $17.1 million net change in unrealized appreciation from portfolio investments for the three months ended June 30, 2014 was principally attributable to (i) unrealized appreciation on 26 LMM portfolio investments totaling $18.8 million, partially offset by unrealized depreciation on six LMM portfolio investments totaling $7.8 million, (ii) $1.1 million of net unrealized appreciation on Other Portfolio investments, (iii) $2.4 million of net unrealized appreciation on the External Investment Manager and (iv) accounting reversals of net unrealized depreciation from prior periods of $5.4 million related to portfolio investment exits and repayments, partially offset by  (i) $1.8 million of net unrealized depreciation on Private Loan portfolio investments and (ii) $1.2 million of net unrealized depreciation on Middle Market portfolio investments. The income tax provision for the three months ended June 30, 2014 of $3.8 million principally consisted of deferred taxes of $3.6 million, which is primarily the result of deferred taxes on net unrealized appreciation on several of our portfolio investments held in our Taxable Subsidiaries, and other taxes of $0.2 million, which includes a $0.1 million accrual for excise tax on our estimated spillover taxable income and $0.1 million related to accruals for state and other taxes.

Comparison of the six months ended June 30, 2014 and June 30, 2013

	Six Months Ended June 30,		Net Change
	2014	2013	Amount	%
	(in thousands)
Total investment income	$65,653	$53,444	$12,209	23%
Total expenses	$(21,334)	$(18,329)	$(3,005)	16%
Net investment income	$44,319	$35,115	$9,204	26%
Net realized gain from investments	$(4,921)	$403	$(5,324)
Net realized income	$39,398	$35,518	$3,880	11%
Net change in unrealized appreciation (depreciation) from:
Portfolio investments	$23,910	$16,415	$7,495	46%
SBIC debentures and marketable securities and idle funds	$(683)	$(1,467)	$784
Total net change in unrealized appreciation	$23,227	$14,948	$8,279	55%
Income tax provision	$(5,440)	$(2,833)	$(2,607)
Net increase in net assets resulting from operations	$57,185	$47,633	$9,552	20%

	Six Months Ended June 30,		Net Change
	2014	2013	Amount	%
	(in thousands, except per share amounts)
Net investment income	$44,319	$35,115	$9,204	26%
Share-based compensation expense	$1,826	$1,205	$621	52%
Distributable net investment income (a)	$46,145	$36,320	$9,825	27%
Net realized gain (loss) from investments	$(4,921)	$403	$(5,324)
Distributable net realized income (a)	$41,224	$36,723	$4,501	12%

Distributable net investment income per share -
Basic and diluted (a) (b)	$1.10	$1.05	$0.05	5%
Distributable net realized income per share -
Basic and diluted (a) (b)	$0.98	$1.06	$(0.08)	(8)%

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

Investment Income

For the six months ended June 30, 2014, total investment income was $65.7 million, a 23% increase over the $53.4 million of total investment income for the corresponding period of 2013. This comparable period increase was principally attributable to (i) a $9.4 million increase in interest income from higher average levels of portfolio debt investments and (ii) a $3.8 million increase in dividend income from Investment Portfolio equity investments, partially offset by (i) a $0.8 million decrease in fee income due to decreases in investment, refinancing and prepayment activity and (ii) a $0.3 million decrease in interest and dividend income due to a lower level of Marketable securities and idle funds investments.  The $12.2 million increase in total investment income in the six months ended June 30, 2014 includes a $0.7 million net decrease in investment income related to accelerated prepayment and repricing activity for certain Investment Portfolio debt investments and Marketable securities and idle funds investments and $0.5 million of special dividend activity.

Expenses

For the six months ended June 30, 2014, total expenses increased to $21.3 million from $18.3 million for the corresponding period of 2013.  This comparable period increase in operating expenses was principally attributable to (i) a $1.3 million increase in interest expense, primarily as a result of the issuance of our 6.125% Notes due 2023 (the “6.125% Notes”) in April 2013 and a higher average outstanding balance on our credit facility (“Credit Facility”) when compared to prior year, partially offset by a decrease in interest expense from our SBIC debentures due to a lower average outstanding balance and a lower average interest rate, in both cases when compared to the prior year and (ii) a $0.8 million increase in compensation expense related to increases in the number of personnel, base compensation and other incentive compensation accruals, (ii) a $0.6 million increase in share-based compensation expense and (iii) a $1.0 million increase related to other general and administrative expenses, partially offset by a $0.7 million decrease in expenses related to the expenses charged to the External Investment Manager (see further discussion in “Overview”), in both cases when compared to the prior year.  For the six months ended June 30, 2014, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.5% on an annualized basis, compared to 1.6% on an annualized basis for the six months ended June 30, 2013 and 1.7% for the year ended December 31, 2013 (excluding interest expense and excluding the effect of the accelerated vesting of restricted stock of our retired Executive Vice-Chairman, which resulted in additional share-compensation expense of $1.3 million during the year ended December 31, 2013).  Including the effect of the accelerated vesting of restricted stock, the ratio for the year ended 2013 would have been 1.8%.

Distributable Net Investment Income

Distributable net investment income increased 27% to $46.1 million, or $1.10 per share, compared with $36.3 million, or $1.05 per share, in the corresponding period of 2013. The increase in distributable net investment income was primarily due to the higher level of total investment income partially offset by higher operating expenses, due to the changes discussed above. Distributable net investment income on a per share basis for the six months ended June 30, 2014 is after the impact of (i) a decrease of approximately $0.04 per share from the comparable period in 2013 attributable to the net decrease in the comparable levels of accelerated prepayment and repricing activity for certain Investment Portfolio debt investments as discussed above and (ii) a greater number of average shares outstanding compared to the corresponding period in 2013 primarily due to the August 2013 and April 2014 follow-on equity offerings, partially offset by special dividend activity of $0.01 in the six months ended June 30, 2014.

Net Investment Income

Net investment income for the six months ended June 30, 2014 was $44.3 million, or a 26% increase, compared to net investment income of $35.1 million for the corresponding period of 2013. The increase in net investment income was principally attributable to the increase in total investment income partially offset by higher operating expenses as discussed above.

Distributable Net Realized Income

Distributable net realized income was $41.2 million, or $0.98 per share, for the six months ended June 30, 2014 compared with $36.7 million, or $1.06 per share, in the corresponding period of 2013. The $4.5 million increase was primarily attributable to (i) the $9.8 million increase in total distributable net investment income in the six months ended June 30, 2014 when compared to the corresponding period of 2013 as discussed above and (ii) a decrease in net realized gain from investments of $5.3 million, due primarily to a net realized loss from investments during the six months ended June 30, 2014 of $4.9 million. The net realized loss from investments of $4.9 million during the six months ended June 30, 2014 was primarily attributable to a realized loss of $6.5 million in conjunction with a change in control transaction involving a LMM portfolio company, partially offset by net realized gains on several Middle Market investments totaling $1.4 million.

Net Realized Income

The higher level of net investment income for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, combined with the $4.9 million net realized loss from investments in the six months ended June 30, 2014 compared to a $0.4 million net realized gain in the corresponding period of 2013, in each case as discussed above, resulted in a $3.9 million increase in net realized income compared with the corresponding period of 2013.

Net Increase in Net Assets Resulting from Operations

The net increase in net assets resulting from operations during the six months ended June 30, 2014 was $57.2 million, or $1.36 per share, compared with $47.6 million, or $1.37 per share, during the six months ended 2013. This $9.6 million increase from the comparable period in the prior year was primarily the result of (i) a $9.2 million increase in net investment income due to the factors discussed above and a $8.3 million increase in the net change in unrealized appreciation to $23.2 million in the six months ended 2014, compared to $14.9 million for the comparable period in the prior year, partially offset by (i) the $5.3 decrease in the net realized gain (loss) from investments and (ii) a $2.6 million increase in the income tax provision from the comparable period in the prior year. The total net change in unrealized appreciation for the six months ended 2014 of $23.2 million included (i) $23.9 million of net unrealized appreciation from portfolio investments and (ii) $1.2 million of net unrealized appreciation on Marketable securities and idle funds investments, partially offset by $2.0 million of unrealized depreciation on the SBIC debentures held by MSC II.  The $23.9 million net change in unrealized appreciation from portfolio investments for the six months ended June 30, 2014 was principally attributable to (i) unrealized appreciation on 34 LMM portfolio investments totaling $29.5 million, partially offset by unrealized depreciation on eight LMM portfolio investments totaling $10.4 million, (ii) $1.3 million of net unrealized appreciation on Other Portfolio investments, (iii) $3.7 million of net unrealized appreciation on the External Investment Manager, (iv) $0.6 million of net unrealized appreciation on Middle Market portfolio investments and (v) accounting reversals of net unrealized depreciation from prior periods of $3.0 million related to portfolio investment exits and repayments, partially offset by (i) $3.8 million of net unrealized depreciation on Private Loan portfolio investments.  The income tax provision for the six months ended June 30, 2014 of $5.4 million principally consisted of deferred taxes of $4.6 million, which is primarily the result of deferred taxes on net unrealized appreciation on several of our portfolio investments held in our Taxable Subsidiaries, and other taxes of $0.8 million, which includes a $0.3 million accrual for excise tax on our estimated spillover taxable income and $0.5 million related to accruals for state and other taxes.

Liquidity and Capital Resources

Cash Flows

For the six months ended June 30, 2014, we experienced a net decrease in cash and cash equivalents in the amount of $4.2 million. During the period, we used $136.5 million of cash for our operating activities, which resulted primarily from (i) cash flows we generated from the ordinary operating profits earned through our operating activities totaling $37.0 million, which is our $46.1 million of distributable net investment income, excluding the non-cash effects of the accretion of unearned income of $6.0 million, payment-in-kind interest income of $3.1 million, cumulative dividends of $0.8 million and the amortization expense for deferred financing costs of $0.8 million, (ii) cash uses totaling $416.0 million from (a) the funding of new portfolio company investments and settlement of accruals for portfolio investments existing as of December 31, 2013, which together total $396.7 million, (b) the funding of new Marketable securities and idle funds investments and settlement of accruals for Marketable securities and idle funds investments existing as of December 31, 2013, which together total $11.9 million, (c) $2.9 million related to decreases in payables and accruals, and (d)  increases in other assets of $4.5 million, (iii) cash proceeds totaling $242.5 million from (a) $228.0 million in cash proceeds from the repayments of debt investments and sales of equity investments and (b) $14.5 million of cash proceeds from the sale of Marketable securities and idle funds investments.

During the six months ended June 30, 2014, $132.3 million in cash was provided by financing activities, which was attributable to (i) $139.7 million of net proceeds from the public offering of common stock, net of offering costs, (ii) $24.8 million of proceeds from the issuance of SBIC debentures and (iii) $16.0 million in net cash proceeds on our Credit Facility, partially offset by (i) $46.0 million in cash dividends paid to stockholders, (ii) $1.1 million paid for deferred loan costs and SBIC debenture fees and (iii) $1.1 million for the purchase of vested stock for employee payroll tax withholding.

Capital Resources

As of June 30, 2014, we had $30.5 million in cash and cash equivalents, $9.0 million in Marketable securities and idle funds investments and $249.5 million of unused capacity under the Credit Facility, which we maintain to support our investment and operating activities. As of June 30, 2014, our net asset value totaled $943.4 million, or $21.03 per share.

The Credit Facility was amended during June 2014 to provide for an increase in total commitments from $445.0 million  to $502.5 million and to expand the number of lenders currently participating in the Credit Facility to a total diversified group of fourteen lenders.  The Credit Facility contains an accordion feature which allows us to increase the total commitments under the facility up to $600.0 million from new or existing lenders on the same terms and conditions as the existing commitments.

Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable LIBOR rate (0.15%, as of June 30, 2014) plus 2.25% or (ii) the applicable base rate (Prime Rate, 3.25% as of June 30, 2014) plus 1.25%.  We pay unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the assets of the Funds. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio of at least 1.5 to 1.0, and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through the maturity date in September 2018, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval. As of June 30, 2014, we had $253.0 million in borrowings outstanding under the Credit Facility, the interest rate on the Credit Facility was 2.4% and we were in compliance with all financial covenants of the Credit Facility.

Due to each of the Funds’ status as a licensed SBIC, we have the ability to issue, through the Funds, debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA generally in an amount up to twice its regulatory capital, which effectively approximates the amount of its equity capital, up to a regulatory maximum amount of debentures of $225.0 million. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. During the three months ended March 31, 2014, we issued $24.8 million of SBIC debentures under the SBIC program to reach the current regulatory maximum amount of $225.0 million. On June 30, 2014, through our two wholly owned SBIC’s, we had $225.0 million of outstanding SBIC debentures guaranteed by the SBA, which bear a weighted average annual fixed interest rate of approximately 4.2%, paid semi-annually, and mature ten years from issuance. The first maturity related to our SBIC debentures does not occur until 2017, and the remaining weighted average duration is approximately 7.1 years as of June 30, 2014.

In April 2013, we issued $92.0 million, including the underwriter’s full exercise of the over-allotment option, in aggregate principal amount of the 6.125% Notes. The 6.125% Notes are unsecured obligations and rank pari passu with our current and future senior unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 6.125% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 6.125% Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at our option on or after April 1, 2018. We may from time to time repurchase 6.125% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2014, the outstanding balance of the 6.125% Notes was $90.9 million.

The indenture governing the 6.125% Notes (the “Notes Indenture”) contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 6.125% Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Notes Indenture.

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

If our common stock trades below our net asset value per share, we will generally not be able to issue additional common stock at the market price unless our stockholders approve such a sale and our Board of Directors makes certain determinations. We did not seek authorization to sell shares of our common stock below the then current net asset value per share of our common stock from our stockholders at our 2014 annual meeting of stockholders because our common stock price per share had been trading significantly above the current net asset value per share of our common stock. We would therefore need future approval from our stockholders to issue shares below the then current net asset value per share.

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

Although we have been able to secure access to additional liquidity, including recent public equity and debt offerings, our $502.5 million Credit Facility, and the available leverage through the SBIC program, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

Recently Issued or Adopted Accounting Standards

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-9 supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. The new Guidance is effective for the annual reporting period beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently evaluating the impact the adoption of this new accounting standard will have on our Consolidated Financial Statements.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet.  At June 30, 2014, we had a total of $134.3 million in outstanding commitments comprised of (i) 17 commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) 6 capital commitments that had not been fully called.

Contractual Obligations

As of June 30, 2014, the future fixed commitments for cash payments in connection with our SBIC debentures and the 6.125% Notes for each of the next five years and thereafter are as follows:

						2019 and
	2014	2015	2016	2017	2018	thereafter	Total
	(dollars in thousands)
SBIC debentures	$—	$—	$—	$15,000	$10,200	$199,800	$225,000
Interest due on SBIC debentures	4,582	9,423	9,448	9,423	8,130	25,295	66,301
Notes	—	—	—	—	—	90,882	90,882
Interest due on Notes	4,175	5,566	5,566	5,567	5,567	25,050	51,491
Total	$8,757	$14,989	$15,014	$29,990	$23,897	$341,027	$433,674

As of June 30, 2014, we had $253.0 million in borrowings outstanding under our Credit Facility, which is currently scheduled to mature in September 2018. The Credit Facility contains two, one year extension options which could extend the maturity to September 2020.  See further discussion of the Credit Facility terms in “Liquidity and Capital Resources — Capital Resources”.

Related Party Transactions

As discussed further in Note D, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of our Investment Portfolio. At June 30, 2014, Main Street had a receivable of $0.5 million due from the External Investment Manager which included approximately $0.4 million related to operating expenses incurred by the Internal Investment Manager to support the External Investment Manager’s business, along with a dividend declared but not paid for approximately $60,000.

In June 2013, we adopted a deferred compensation plan for the non-employee members of our board of directors, which allows the directors at their option to defer all or a portion of the fees paid for their services as directors and have such deferred fees paid in shares of our common stock within 90 days after the participant’s end of service as a director.  As of June 30, 2014, $0.6 million of directors’ fees had been deferred under this plan.  These deferred fees represented 18,672 shares of our common shares.  These shares will not be issued or included as outstanding on the consolidated statement of changes in net assets until each applicable participant’s end of service as a director, but will be included in operating expenses and weighted average shares outstanding on our consolidated statement of operations as earned.

Recent Developments

During August 2014, we declared regular monthly dividends of $0.17 per share for each month of October, November and December of 2014. These regular monthly dividends equal a total of $0.51 per share for the fourth quarter of 2014 and represent a 6% increase from the regular monthly dividends declared for the fourth quarter of 2013. Including the regular monthly dividends declared for the fourth quarter of 2014, we will have paid $12.96 per share in cumulative dividends since our October 2007 initial public offering.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from the Investment Portfolio and Marketable securities and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates.  The majority of our debt investments are made with either fixed interest rates or floating interest rates that are subject to contractual minimum interest rates for the term of the investment.  As of June 30, 2014, approximately 58% of our debt investment portfolio (at cost) bore interest at floating interest rates with 99% of those floating-rate debt investments (at cost) subject to contractual minimum interest rates.  As of June 30, 2014, none of our Marketable securities and idle funds investments bore interest at floating rates. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the long term interest rates on our outstanding SBIC debentures and the 6.125% Notes, which comprise the majority of our outstanding debt, are fixed for the life of such debt investments.  As of June 30, 2014, we had not entered into any interest rate hedging arrangements. At June 30, 2014, based on the applicable levels of our Credit Facility and floating-rate debt investments, a 1% change in interest rates would not have a material effect on our level of net investment income.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer and President, our Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chairman, Chief Executive Officer and President, our Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934.  There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 that we filed with the SEC on February 28, 2014 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 that we filed with the SEC on May 9, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2014, we issued 225,613 shares of our common stock under our dividend reinvestment plan.  These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value for the shares of common stock issued during the six months ended June 30, 2014 under the dividend reinvestment plan was approximately $7.3 million.

Item 6. Exhibits

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit

10.1*

First Amendment to Second Amended and Restated Credit Agreement dated June 27, 2014 (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on July 1, 2014 (File No. 1-33723)).

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

Main Street Capital Corporation

Date: August 8, 2014	/s/ Vincent D. Foster
Vincent D. Foster
Chairman, President and Chief Executive Officer (principal executive officer)

Date: August 8, 2014	/s/ Dwayne L. Hyzak
Dwayne L. Hyzak
Chief Financial Officer and Senior Managing Director (principal financial officer)

Date: August 8, 2014	/s/ Shannon D. Martin
Shannon D. Martin
Vice President and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).