Form 10-Q
period 2014-09-30
Main Street Capital CORP
filed 2014-11-07
CIK 1396440

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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

(713) 350-6000
(Registrant's telephone number including area code)

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

        The number of shares outstanding of the issuer's common stock as of November 6, 2014 was 44,944,926.

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Portfolio investments at fair value:
Control investments (cost: $299,621 and $277,411 as of September 30, 2014 and December 31, 2013, respectively)	$413,587	$356,973
Affiliate investments (cost: $244,223 and $242,592 as of September 30, 2014 and December 31, 2013, respectively)	259,795	268,113
Non-Control/Non-Affiliate investments (cost: $804,031 and $643,068 as of September 30, 2014 and December 31, 2013, respectively)	814,652	661,102

Total portfolio investments (cost: $1,347,875 and $1,163,071 as of September 30, 2014 and December 31, 2013, respectively)	1,488,034	1,286,188
Marketable securities and idle funds investments (cost: $9,871 and $14,885 as of September 30, 2014 and December 31, 2013, respectively)	9,207	13,301

Total investments (cost: $1,357,746 and $1,177,956 as of September 30, 2014 and December 31, 2013, respectively)	1,497,241	1,299,489
Cash and cash equivalents	24,324	34,701
Interest receivable and other assets	21,076	16,054
Receivable for securities sold	26,075	—
Deferred financing costs (net of accumulated amortization of $5,906 and $4,722 as of September 30, 2014 and December 31, 2013, respectively)	10,627	9,931

Total assets	$1,579,343	$1,360,175

LIABILITIES
Credit facility	$287,000	$237,000
SBIC debentures (par: $225,000 as of September 30, 2014 and $200,200 as of December 31, 2013, par of $75,200 is recorded at a fair value of $72,829 and $62,050 as of September 30, 2014 and December 31, 2013, respectively)	222,629	187,050
6.125% Notes	90,882	90,882
Payable for securities purchased	498	27,088
Deferred tax liability, net	12,583	5,940
Dividend payable	7,640	6,577
Accounts payable and other liabilities	8,220	10,549
Interest payable	2,385	2,556

Total liabilities	631,837	567,642
Commitments and contingencies (Note M)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 44,945,194 and 39,852,604 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively)	449	398
Additional paid-in capital	847,796	694,981
Accumulated net investment income, net of cumulative dividends of $262,238 and $199,140 as of September 30, 2014 and December 31, 2013, respectively	28,886	22,778
Accumulated net realized gain from investments (accumulated net realized gain from investments of $27,904 before cumulative dividends of $56,998 as of September 30, 2014 and accumulated net realized gain from investments of $17,115 before cumulative dividends of $43,449 as of December 31, 2013)	(29,094)	(26,334)
Net unrealized appreciation, net of income taxes	99,469	100,710

Total net assets	947,506	792,533

Total liabilities and net assets	$1,579,343	$1,360,175

NET ASSET VALUE PER SHARE	$21.08	$19.89

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$9,705	$8,840	$29,547	$23,543
Affiliate investments	6,687	6,453	18,412	17,514
Non-Control/Non-Affiliate investments	19,839	13,974	53,488	40,974

Interest, fee and dividend income	36,231	29,267	101,447	82,031
Interest, fee and dividend income from marketable securities and idle funds	120	392	557	1,073

Total investment income	36,351	29,659	102,004	83,104
EXPENSES:
Interest	(5,954)	(5,922)	(16,713)	(15,346)
Compensation	(3,047)	(2,575)	(9,115)	(5,148)
General and administrative	(1,871)	(1,533)	(5,279)	(3,471)
Share-based compensation	(1,208)	(2,152)	(3,034)	(3,357)
Expenses charged to the External Investment Manager	616	—	1,343	—
Expenses reimbursed to affiliated Internal Investment Manager	—	—	—	(3,189)

Total expenses	(11,464)	(12,182)	(32,798)	(30,511)

NET INVESTMENT INCOME	24,887	17,477	69,206	52,593
NET REALIZED GAIN (LOSS):
Control investments	—	(2,635)	—	(2,635)
Affiliate investments	14,737	780	8,159	780
Non-Control/Non-Affiliate investments	962	(1,164)	2,634	(1,024)
Marketable securities and idle funds investments	11	22	(4)	285
SBIC debentures	—	(4,775)	—	(4,775)

Total net realized gain (loss)	15,710	(7,772)	10,789	(7,369)

NET REALIZED INCOME	40,597	9,705	79,995	45,224
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION):
Portfolio investments	(6,891)	14,475	17,018	30,889
Marketable securities and idle funds investments	(426)	(490)	920	(1,300)
SBIC debentures	(8,749)	4,839	(10,778)	4,183

Total net change in unrealized appreciation (depreciation)	(16,066)	18,824	7,160	33,772

INCOME TAXES:
Federal and state income, excise, and other taxes	(960)	(371)	(1,758)	(1,793)
Deferred taxes	(2,002)	(104)	(6,643)	(1,515)

Income tax provision	(2,962)	(475)	(8,401)	(3,308)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$21,569	$28,054	$78,754	$75,688

NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$0.55	$0.47	$1.61	$1.48

NET REALIZED INCOME PER SHARE—BASIC AND DILUTED	$0.90	$0.26	$1.86	$1.27

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$0.48	$0.76	$1.83	$2.13

DIVIDENDS PAID PER SHARE:
Regular monthly dividends	$0.495	$0.465	$1.485	$1.380
Supplemental dividends	—	0.200	0.275	0.550

Total dividends	$0.495	$0.665	$1.760	$1.930

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	44,910,756	37,144,693	43,027,105	35,558,266

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(in thousands, except shares)

(Unaudited)

	Common Stock				Accumulated Net Realized Gain From Investments, Net of Dividends	Net Unrealized Appreciation from Investments, Net of Income Taxes
				Accumulated Net Investment Income, Net of Dividends
	Number of Shares	Par Value	Additional Paid-In Capital				Total Net Asset Value
Balances at December 31, 2012	34,589,484	$346	$544,136	$35,869	$(19,155)	$81,780	$642,976
Public offering of common stock, net of offering costs	4,600,000	46	131,407	—	—	—	131,453
Share-based compensation	—	—	3,357	—	—	—	3,357
Purchase of vested stock for employee payroll tax withholding	(62,025)	(1)	(1,764)	—	—	—	(1,765)
Dividend reinvestment	278,166	3	8,727	—	—	—	8,730
Issuance of restricted stock	274,895	3	(3)	—	—	—	—
Consolidation of Internal Investment Manager	—	—	2,037	—	—	—	2,037
Issuances of common stock	18,125	—	578	—	—	—	578
Other	—	—	69	—	—	—	69
Dividends to stockholders	—	—	—	(65,748)	(3,199)	—	(68,947)
Net increase resulting from operations	—	—	—	43,043	2,181	30,464	75,688

Balances at September 30, 2013	39,698,645	$397	$688,544	$13,164	$(20,173)	$112,244	$794,176

Balances at December 31, 2013	39,852,604	$398	$694,981	$22,778	$(26,334)	$100,710	$792,533
Public offering of common stock, net of offering costs	4,600,000	46	139,651	—	—	—	139,697
Share-based compensation	—	—	3,034	—	—	—	3,034
Purchase of vested stock for employee payroll tax withholding	(46,507)	—	(1,481)	—	—	—	(1,481)
Dividend reinvestment	333,657	3	10,842	—	—	—	10,845
Amortization of directors' deferred compensation	—	—	229	—	—	—	229
Issuance of restricted stock	241,578	2	(2)	—	—	—	—
Tax benefit related to vesting of restricted shares		—	542	—	—	—	542
Forfeited shares of terminated employees	(36,138)	—	—	—	—	—	—
Dividends to stockholders	—	—	—	(63,098)	(13,549)	—	(76,647)
Net increase (loss) resulting from operations	—	—	—	69,206	10,789	(1,241)	78,754

Balances at September 30, 2014	44,945,194	$449	$847,796	$28,886	$(29,094)	$99,469	$947,506

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$78,754	$75,688
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Investments in portfolio companies	(637,843)	(533,435)
Proceeds from sales and repayments of debt investments in portfolio companies	396,557	325,150
Proceeds from sales of equity investments in portfolio companies	26,117	1,336
Investments in marketable securities and idle funds investments	(17,704)	(53,102)
Proceeds from sales and repayments of marketable securities and idle funds investments	22,747	44,395
Net change in unrealized appreciation	(7,160)	(33,772)
Net realized (gain) loss	(10,789)	7,369
Accretion of unearned income	(8,167)	(7,721)
Payment-in-kind interest	(3,947)	(3,517)
Cumulative dividends	(1,422)	(1,000)
Share-based compensation expense	3,034	3,357
Amortization of deferred financing costs	1,184	1,167
Deferred taxes	6,643	1,515
Changes in other assets and liabilities:
Interest receivable and other assets	(4,480)	1,009
Interest payable	(171)	(1,345)
Payable to affiliated Internal Investment Manager	—	(3,960)
Accounts payable and other liabilities	(1,584)	1,376
Deferred fees and other	1,457	2,558

Net cash used in operating activities	(156,774)	(172,932)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	139,697	131,453
Proceeds from public offering of 6.125% Notes	—	92,000
Repurchases of 6.125% Notes	—	(1,108)
Dividends paid to stockholders	(64,739)	(59,052)
Proceeds from issuance of SBIC debentures	24,800	—
Repayments of SBIC debentures	—	(63,800)
Proceeds from credit facility	353,000	360,000
Repayments on credit facility	(303,000)	(326,000)
Payment of deferred loan costs and SBIC debenture fees	(1,880)	(5,317)
Purchase of vested stock for employee payroll tax withholding	(1,481)	(1,765)
Other	—	578

Net cash provided by financing activities	146,397	126,989

Net decrease in cash and cash equivalents	(10,377)	(45,943)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,701	63,517

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,324	$17,574

Supplemental cash flow disclosures:
Interest paid	$15,701	$15,558
Taxes paid	$3,656	$4,803
Non-cash financing activities:
Shares issued pursuant to the DRIP	$10,845	$8,730

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2014

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Control Investments(5)
ASC Interests, LLC	Recreational and Educational Shooting Facility
		11% Secured Debt (Maturity—July 31, 2018)	3,225	3,172	3,225
		Member Units (1,500 units)		1,500	1,660

				4,672	4,885
Bond-Coat, Inc.	Casing and Tubing Coating Services
		12% Secured Debt (Maturity—December 28, 2017)	13,570	13,438	13,570
		Common Stock (57,508 shares)		6,350	11,210

				19,788	24,780
Café Brazil, LLC	Casual Restaurant Group
		Member Units (1,233 units)(8)		1,742	6,980
California Healthcare Medical Billing, Inc.	Outsourced Billing and Revenue Cycle Management
		9% Secured Debt (Maturity—October 17, 2016)	8,703	8,551	8,703
		Warrants (466,947 equivalent shares)		1,193	3,480
		Common Stock (207,789 shares)		1,177	1,460

				10,921	13,643
CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units (416 units)(8)		1,300	25,150
Ceres Management, LLC (Lambs Tire & Automotive)	Aftermarket Automotive Services Chain
		14% Secured Debt (Maturity—May 31, 2018)	4,000	4,000	4,000
		Class B Member Units (12% cumulative)(8)		3,926	3,926
		Member Units (5,460 units)		5,273	1,520
		9.5% Secured Debt (Lamb's Real Estate Investment I, LLC) (Maturity—October 1, 2025)	980	980	980
		Member Units (Lamb's Real Estate Investment I, LLC) (1,000 units)(8)		625	1,240

				14,804	11,666
Datacom, LLC	Technology and Telecommunications Provider
		8% Secured Debt (Maturity—May 31, 2015)	450	447	447
		10.5% Secured Debt (Maturity—May 31, 2019)	11,205	11,099	11,099
		Member Units (6,453 units)		6,030	6,030

				17,576	17,576

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

September 30, 2014

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Garreco, LLC	Manufacturer and Supplier of Dental Products
		14% Secured Debt (Maturity—January 12, 2018)	5,400	5,315	5,315
		Member Units (1,200 units)		1,200	1,200

				6,515	6,515
Gulf Manufacturing, LLC	Manufacturer of Specialty Fabricated Industrial Piping Products
		9% PIK Secured Debt (Ashland Capital IX, LLC) (Maturity—June 30, 2017)	744	744	744
		Member Units (438 units)(8)		2,980	16,540

				3,724	17,284
Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
		12% Secured Debt (Maturity—June 4, 2015)	5,487	5,372	5,487
		Preferred Stock (8% cumulative)(8)		1,237	1,237
		Common Stock (107,456 shares)(8)		718	1,620

				7,327	8,344
Hawthorne Customs and Dispatch Services, LLC	Facilitator of Import Logistics, Brokerage, and Warehousing
		Member Units (500 units)(8)		589	290
		Member Units (Wallisville Real Estate, LLC) (Fully diluted 59.2%)(8)		1,215	2,050

				1,804	2,340
Hydratec, Inc.	Designer and Installer of Micro-Irrigation Systems
		Common Stock (7,095 shares)(8)		7,095	13,720
IDX Broker, LLC	Provider of Marketing and CRM Tools for the Real Estate Industry
		12.5% Secured Debt (Maturity—November 18, 2018)	10,571	10,479	10,479
		Member Units (5,029 units)		5,029	5,450

				15,508	15,929
Impact Telecom, Inc.	Telecommunications Services Provider
		LIBOR Plus 6.50% (Floor 2.00%), Current Coupon 8.50%, Secured Debt (Maturity—May 31, 2018)(9)	1,575	1,569	1,569
		13% Secured Debt (Maturity—May 31, 2018)	22,500	15,342	15,342
		Warrants (5,516,667 equivalent shares)		8,000	4,160

				24,911	21,071

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

September 30, 2014

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Indianapolis Aviation Partners, LLC	Fixed Base Operator
		15% Secured Debt (Maturity—January 15, 2015)	3,100	3,100	3,100
		Warrants (1,046 equivalent units)		1,129	2,541

				4,229	5,641
Jensen Jewelers of Idaho, LLC	Retail Jewelry Store
		Prime Plus 6.75% (Floor 3.25%), Current Coupon 10.00%, Secured Debt (Maturity—November 14, 2016)(9)	3,805	3,762	3,805
		Member Units (627 units)(8)		811	3,300

				4,573	7,105
Lighting Unlimited, LLC	Commercial and Residential Lighting Products and Design Services
		8% Secured Debt (Maturity—August 22, 2015)	1,568	1,568	1,568
		Preferred Equity (non-voting)		442	442
		Warrants (71 equivalent units)		54	40
		Member Units (700 units)(8)		100	360

				2,164	2,410
Marine Shelters Holdings, LLC (LoneStar Marine Shelters)	Fabricator of Marine and Industrial Shelters
		12% Secured Debt (Maturity—December 28, 2017)	10,250	10,103	10,103
		Preferred Member Units (2,669 units)		3,750	3,750

				13,853	13,853
Mid-Columbia Lumber Products, LLC	Manufacturer of Finger-Jointed Lumber Products
		10% Secured Debt (Maturity—December 18, 2017)	1,750	1,750	1,750
		12% Secured Debt (Maturity—December 18, 2017)	3,900	3,900	3,900
		Member Units (2,829 units)(8)		1,244	11,750
		9.5% Secured Debt (Mid-Columbia Real Estate, LLC) (Maturity—May 13, 2025)	938	938	938
		Member Units (Mid-Columbia Real Estate, LLC) (250 units)(8)		250	550

				8,082	18,888
MSC Adviser I, LLC	Third Party Investment Advisory Services
		Member Units (Fully diluted 100.0%)(8)		—	8,549
Mystic Logistics, Inc	Logistics and Distribution Services Provider for Large Volume Mailers
		12% First Lien Secured Term Loan (Maturity—August 15, 2019)	10,000	9,782	9,782
		Common Stock (5,873 shares)		2,720	2,720

				12,502	12,502

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

September 30, 2014

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

NAPCO Precast, LLC	Precast Concrete Manufacturing
		Prime Plus 2% (Floor 7.00%), Current Coupon 9%, Secured Debt (Maturity—September 1, 2015)(9)	625	612	625
		Prime Plus 2% (Floor 7.00%), Current Coupon 9%, Secured Debt (Maturity—February 1, 2016)(9)	2,923	2,913	2,923
		18% Secured Debt (Maturity—February 1, 2016)	4,468	4,434	4,468
		Member Units (2,955 units)(8)		2,975	6,740

				10,934	14,756
NRI Clinical Research, LLC	Clinical Research Service Provider
		14% Secured Debt (Maturity—September 8, 2016)	4,991	4,862	4,862
		Warrants (251,723 equivalent units)		252	160
		Member Units (671,233 units)		671	722

				5,785	5,744
NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		12% Secured Debt (Maturity—December 22, 2016)	12,100	11,535	11,535
		Warrants (14,331 equivalent units)		817	1,020
		Member Units (50,877 units)(8)		2,900	3,390

				15,252	15,945
OMi Holdings, Inc.	Manufacturer of Overhead Cranes
		Common Stock (1,500 shares)(8)		1,080	13,420
Pegasus Research Group, LLC (Televerde)	Provider of Telemarketing and Data Services
		Member Units (460 units)(8)		1,290	5,650
PPL RVs, Inc.	Recreational Vehicle Dealer
		11.1% Secured Debt (Maturity—June 10, 2015)	7,860	7,843	7,860
		Common Stock (1,961 shares)		2,150	8,160

				9,993	16,020
Principle Environmental, LLC	Noise Abatement Service Provider
		12% Secured Debt (Maturity—April 30, 2017)	4,060	3,762	4,060
		12% Current / 2% PIK Secured Debt (Maturity - April 30, 2017)	3,228	3,207	3,228
		Preferred Member Units (19,631 units)		4,663	11,830
		Warrants (1,036 equivalent units)		1,200	720

				12,832	19,838

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

September 30, 2014

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

River Aggregates, LLC	Processor of Construction Aggregates
		Zero Coupon Secured Debt (Maturity—June 30, 2018)	750	448	448
		12% Secured Debt (Maturity—June 30, 2018)	500	500	500
		Member Units (1,150 units)		1,150	1,690
		Member Units (RA Properties, LLC) (1,500 units)		369	369

				2,467	3,007
Southern RV, LLC	Recreational Vehicle Dealer
		13% Secured Debt (Maturity—August 8, 2018)	11,400	11,259	11,259
		Member Units (1,680 units)(8)		1,680	4,450
		13% Secured Debt (Southern RV Real Estate, LLC) (Maturity—August 8, 2018)	3,250	3,210	3,210
		Member Units (Southern RV Real Estate, LLC) (480 units)		480	470

				16,629	19,389
The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
		4.5% Current / 4.5% PIK Secured Debt (Maturity - July 1, 2019)	1,079	1,079	880
		6% Current / 6% PIK Secured Debt (Maturity—July 1, 2019)	5,845	5,845	4,806
		Warrants (1,068 equivalent units)		1,096	—

				8,020	5,686
Travis Acquisition LLC	Manufacturer of Aluminum Trailers
		12% Secured Debt (Maturity—August 30, 2018)	4,808	4,728	4,808
		Member Units (7,282 units)		7,100	12,350

				11,828	17,158
Uvalco Supply, LLC	Farm and Ranch Supply Store
		9% Secured Debt (Maturity—January 1, 2019)	1,896	1,896	1,896
		Member Units (1,006 units)(8)		1,113	3,420

				3,009	5,316
Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage
		13% Secured Debt (Maturity—December 23, 2016)	3,204	3,167	3,167
		Series A Preferred Stock (3,000,000 shares)		3,000	3,250
		Common Stock (1,126,242 shares)		3,706	100

				9,873	6,517

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

September 30, 2014

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Ziegler's NYPD, LLC	Casual Restaurant Group
		Prime Plus 2% (Floor 7.00%), Current Coupon 9%, Secured Debt (Maturity—October 1, 2018)(9)	1,500	1,490	1,490
		9% Current / 9% PIK Secured Debt (Maturity—October 1, 2018)	5,449	5,449	4,820
		Warrants (587 equivalent units)		600	—

				7,539	6,310

Subtotal Control Investments (27.6% of total investments at fair value)				299,621	413,587

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

September 30, 2014

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Affiliate Investments(6)
Boss Industries, LLC	Manufacturer and distributor of air compressors, auxiliary power units, gas booster systems and vapor recovery systems
		Preferred Member Units (2,242 units)		2,000	2,000
Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions Provider
		13% Secured Debt (Maturity—April 17, 2017)	6,000	5,823	5,823
		Warrants (19 equivalent shares)		200	630

				6,023	6,453
Brightwood Capital Fund III, LP(12)(13)	Investment Partnerships
		LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 9.14%)(8)		8,718	8,718
Condit Exhibits, LLC	Tradeshow Exhibits / Custom Displays Provider
		Member Units (3,936 units)(8)		100	500
Congruent Credit Opportunities Funds(12)(13)	Investment Partnerships
		LP Interests (Congruent Credit Opportunities Fund II, LP) (Fully diluted 19.8%)(8)		22,106	22,048
		LP Interests (Congruent Credit Opportunities Fund III, LP) (Fully diluted 17.4%)(8)		5,382	5,382

				27,488	27,430
Daseke, Inc.	Specialty Transportation Provider
		12% Current / 2.5% PIK Secured Debt (Maturity—July 31, 2018)	20,592	20,256	20,592
		Common Stock (19,467 shares)		5,213	12,610

				25,469	33,202
Dos Rios Partners(12)(13)	Investment Partnerships
		LP Interests (Dos Rios Partners, LP) (Fully diluted 20.24%)		1,269	1,247
		LP Interests (Dos Rios Partners—A, LP) (Fully diluted 6.43%)		403	424

				1,672	1,671
East Teak Fine Hardwoods, Inc.	Distributor of Hardwood Products
		Common Stock (5,000 shares)(8)		480	860
Freeport Financial SBIC Fund LP(12)(13)	Investment Partnership
		LP Interests (Fully diluted 9.9%)(8)		4,213	4,213

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

September 30, 2014

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Gault Financial, LLC (RMB Capital, LLC)	Purchases and Manages Liquidation of Distressed Assets
		8% Current / 9% PIK Secured Debt (Maturity—November 21, 2016)	13,046	12,717	10,750
		Warrants (29,025 equivalent units)		400	—

				13,117	10,750
Glowpoint, Inc.	Provider of Cloud Managed Video Collaboration Services
		8% Secured Debt (Maturity—October 18, 2018)	400	397	397
		12% Secured Debt (Maturity—October 18, 2018)	9,000	8,904	8,904
		Common Stock (GP Investment Holdings, LLC) (7,711,517 shares)		3,958	10,020

				13,259	19,321
Guerdon Modular Holdings, Inc.	Multi-Family and Commercial Modular Construction Company
		11% Senior Secured Term Loan (Maturity—August 13, 2019)	11,200	11,038	11,038
		Common Stock (213,221 shares)		2,400	2,400

				13,438	13,438
Houston Plating and Coatings, LLC	Provider of Plating and Industrial Coating Services
		Member Units (248,082 units)(8)		996	10,570
Indianhead Pipeline Services, LLC	Provider of Pipeline Support Services
		12% Secured Debt (Maturity—February 6, 2017)	7,125	6,817	6,817
		Preferred Member Units (28,905 units; 8% cumulative)(8)		1,952	1,952
		Warrants (38,193 equivalent units)		459	—
		Member Units (14,732 units)		1	—

				9,229	8,769
irth Solutions, LLC	Provider of Damage Prevention Information Technology Services
		Member Units (128 units)(8)		624	3,870
KBK Industries, LLC	Specialty Manufacturer of Oilfield and Industrial Products
		12.5% Secured Debt (Maturity—September 28, 2017)	8,250	8,194	8,250
		Member Units (250 units)(8)		341	5,920

				8,535	14,170
L.F. Manufacturing Holdings, LLC(10)	Manufacturer of Fiberglass Products
		Member Units (2,000,000 units)(8)		2,019	2,374
MPS Denver, LLC	Specialty Card Printing
		Member Units (13,800 units)		1,130	1,130

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

September 30, 2014

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

OnAsset Intelligence, Inc.	Provider of Transportation Monitoring / Tracking Products and Services
		12% PIK Secured Debt (Maturity—November 30, 2014)	1,795	1,795	1,795
		12% PIK Secured Debt (Maturity—November 30, 2014)	1,652	1,652	1,652
		Preferred Stock (912 shares; 7% cumulative)(8)		1,913	2,663
		Warrants (5,333 equivalent shares)		1,919	502

				7,279	6,612
OPI International Ltd.(13)	Provider of Man Camp and Industrial Storage Services
		Common Stock (20,766,317 shares)		1,371	4,971
PCI Holding Company, Inc.	Manufacturer of Industrial Gas Generating Systems
		Preferred Stock (1,500,000 shares; 20% cumulative)(8)		2,147	3,970
Quality Lease and Rental Holdings, LLC	Provider of Rigsite Accommodation Unit Rentals and Related Services
		8% Secured Revolver (Maturity—October 1, 2014)(14)	330	330	330
		12% Secured Debt (Maturity—January 8, 2018)(14)	36,577	36,073	12,500
		Preferred Member Units (Rocaciea, LLC) (250 units)		2,500	—

				38,903	12,830
Radial Drilling Services Inc.	Oil and Gas Technology Provider
		12% Secured Debt (Maturity—November 22, 2016)	4,200	3,748	3,748
		Warrants (316 equivalent shares)		758	—

				4,506	3,748
Samba Holdings, Inc.	Provider of Intelligent Driver Record Monitoring Software and Services
		12.5% Secured Debt (Maturity—November 17, 2016)	10,418	10,327	10,418
		Common Stock (158,066 shares)		1,707	4,990

				12,034	15,408

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

September 30, 2014

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Spectrio LLC	Provider of Audio and Digital Messaging Services
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—November 19, 2018)(9)	15,302	14,975	15,302
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—November 19, 2018)(9)	2,296	2,296	2,296
		Warrants (191 equivalent units)		887	4,200

				18,158	21,798
SYNEO, LLC	Manufacturer of Automation Machines, Specialty Cutting Tools and Punches
		12% Secured Debt (Maturity—July 13, 2016)	2,800	2,770	2,770
		Member Units (1,177 units)(8)		1,097	801
		10% Secured Debt (Leadrock Properties, LLC) (Maturity—May 4, 2026)	1,440	1,414	1,414

				5,281	4,985
Tin Roof Acquisition Company	Casual Restaurant Group
		12% Secured Debt (Maturity—November 30, 2018)	14,100	13,849	13,849
		Class C Preferred Equity (Fully diluted 10%; 10% cumulative)(8)		2,185	2,185

				16,034	16,034

Subtotal Affiliate Investments (17.4% of total investments at fair value)				244,223	259,795

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

September 30, 2014

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Non-Control/Non-Affiliate Investments(7)
Academi Holdings, LLC(11)	Provider of Training, Security, and Support Services
		LIBOR Plus 5.25% (Floor 1%), Current Coupon 6.25%, Secured Debt (Maturity—July 25, 2019)(9)	6,000	5,943	5,970
Accuvant Finance, LLC(11)	Cyber Security Value Added Reseller
		LIBOR Plus 4.75% (Floor 1%), Current Coupon 5.75%, Secured Debt (Maturity—October 22, 2020)(9)	5,603	5,551	5,575
Allflex Holdings III Inc.(11)	Manufacturer of Livestock Identification Products
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—July 19, 2021)(9)	8,000	7,956	7,972
AM3 Pinnacle Corporation(10)	Provider of Comprehensive Internet, TV and Voice Services for Multi-Dwelling Unit Properties
		10% Secured Debt (Maturity—October 22, 2018)	22,036	21,882	21,882
		Common Stock (60,240 shares)		2,000	2,000

				23,882	23,882
AM General LLC(11)	Specialty Vehicle Manufacturer
		LIBOR Plus 9.00% (Floor 1.25%), Current Coupon 10.25%, Secured Debt (Maturity—March 22, 2018)(9)	2,625	2,566	2,441
AmeriTech College, LLC	For-Profit Nursing and Healthcare College
		18% Secured Debt (Maturity—March 9, 2017)	6,050	5,977	5,977
AMF Bowling Centers, Inc.(11)	Bowling Alley Operator
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—September 18, 2021)(9)	5,000	4,926	4,997
Anchor Hocking, LLC(11)	Household Products Manufacturer
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75% / 1.75% PIK, Current Coupon Plus PIK 9.50%, Secured Debt (Maturity—May 21, 2020)(9)	10,890	10,813	8,481
Ancile Solutions, Inc.(11)	Provider of eLearning Solutions
		LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity—July 15, 2018)(9)	8,450	8,408	8,450

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

September 30, 2014

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Answers Corporation(11)	Consumer Internet Search Services Provider
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—December 20, 2018)(9)	6,256	6,202	6,334
AP Gaming I, LLC(10)	Developer, Manufacturer, and Operator of Gaming Machines
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity—December 20, 2020)(9)	6,948	6,755	7,017
Applied Products, Inc.(10)	Adhesives Distributor
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—September 30, 2019)(9)	236	225	225
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—September 30, 2019)(9)	6,000	5,948	5,948

				6,173	6,173
Aptean, Inc.(11)	Enterprise Application Software Provider
		LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25%, Secured Debt (Maturity—February 26, 2020)(9)	12,686	12,643	12,623
Artel, LLC(11)	Land-Based and Commercial Satellite Provider
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity—November 27, 2017)(9)	4,711	4,662	4,641
Ascend Learning, LLC(11)	Technology-based Healthcare Learning Solutions
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—July 31, 2019)(9)	4,479	4,460	4,503
ATS Workholding, Inc.(10)	Manufacturer of Machine Cutting Tools and Accessories
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—March 10, 2019)(9)	838	821	821
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—March 10, 2019)(9)	5,796	5,750	5,750

				6,571	6,571

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

September 30, 2014

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Beers Enterprises, Inc.(10)	Provider of Broadcast Video Transport Services
		Prime Plus 7.50% (Floor 1.00%), Current Coupon 8.5%, Secured Debt (Maturity—March 19, 2019)(9)	1,842	1,822	1,822
		Prime Plus 7.50% (Floor 1.00%), Current Coupon 8.5%, Secured Debt (Maturity—March 19, 2019)(9)	4,421	4,385	4,385

				6,207	6,207
B. J. Alan Company	Retailer and Distributor of Consumer Fireworks
		12.75% Current / 2.75% PIK Secured Debt (Maturity—June 22, 2017)	10,634	10,576	10,576
Blackbrush Oil and Gas LP(11)	Oil & Gas Exploration
		LIBOR Plus 6.50%, Secured Debt (Maturity—July 30, 2021)	4,000	3,970	3,950
Blackhawk Specialty Tools LLC(11)	Oilfield Equipment & Services
		LIBOR Plus 5.25% (Floor 1.25%), Current Coupon 6.50%, Secured Debt (Maturity—August 1, 2019)(9)	6,307	6,270	6,307
Blue Bird Body Company(11)	School Bus Manufacturer
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—June 26, 2020)(9)	11,500	11,335	11,356
Bluestem Brands, Inc.(11)	Multi-Channel Retailer of General Merchandise
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—December 6, 2018)(9)	3,289	3,232	3,299
Brainworks Software, LLC(10)	Advertising Sales and Production and Newspaper Circulation Software
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity—July 22, 2019)(9)	6,263	6,178	6,178
Brasa Holdings Inc.(11)	Upscale Full Service Restaurants
		LIBOR Plus 9.50% (Floor 1.50%), Current Coupon 11.00%, Secured Debt (Maturity—January 20, 2020)(9)	2,143	2,126	2,166
Brundage-Bone Concrete Pumping, Inc.(11)	Construction Services Provider
		10.375% Secured Debt (Maturity—September 1, 2021)	2,500	2,500	2,575
Calloway Laboratories, Inc.(10)	Health Care Testing Facilities
		12% PIK Secured Debt (Maturity—September 30, 2015)(14)	7,131	7,082	2,968
		Warrants (125,000 equivalent shares)		17	—

				7,099	2,968

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

September 30, 2014

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Cedar Bay Generation Company LP(11)	Coal-Fired Cogeneration Plant
		LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity—April 23, 2020)(9)	7,087	7,029	7,118
Charlotte Russe, Inc(11)	Fast-Fashion Retailer to Young Women
		LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.75%, Secured Debt (Maturity—May 22, 2019)(9)	4,950	4,910	4,876
CHI Overhead Doors, Inc.(11)	Manufacturer of Overhead Garage Doors
		LIBOR Plus 9.50%, (Floor 1.50%), Current Coupon 11.00%, Secured Debt (Maturity—September 18, 2019)(9)	2,500	2,466	2,494
Clarius ASIG, LLC(10)	Prints & Advertising Film Financing
		12% PIK Secured Debt (Maturity—September 14, 2014)	3,813	3,707	3,680
Clarius BIGS, LLC(10)	Prints & Advertising Film Financing
		12% PIK Secured Debt (Maturity—January 5, 2015)	3,307	3,200	3,200
CGSC of Delaware Holdings Corp.(11)(13)	Insurance Brokerage Firm
		LIBOR Plus 7.00% (Floor 1.25%), Current Coupon 8.25%, Secured Debt (Maturity—October 16, 2020)(9)	2,000	1,974	1,760
Compact Power Equipment, Inc.	Equipment / Tool Rental
		6% Current / 6% PIK Secured Debt (Maturity—October 1, 2017)	4,100	4,084	4,100
		Series A Preferred Stock (4,298,435 shares; 8% cumulative)(8)		1,058	2,381

				5,142	6,481
Covenant Surgical Partners, Inc.(11)	Ambulatory Surgical Centers
		8.75% Secured Debt (Maturity—August 1, 2019)	2,000	2,000	1,990
CST Industries Inc.(11)	Storage Tank Manufacturer
		LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 7.75%, Secured Debt (Maturity—May 22, 2017)(9)	7,418	7,351	7,418
Darr Equipment LP(10)	Heavy Equipment Dealer
		11.75% Current / 2% PIK Secured Debt (Maturity—April 15, 2020)	20,188	19,553	19,553
		Warrants (915,734 equivalent units)		474	474

				20,027	20,027

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

September 30, 2014

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Digity Media LLC(11)	Radio Station Operator
		LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity—February 10, 2019)(9)	7,500	7,424	7,481
Drilling Info, Inc.	Information Services for the Oil and Gas Industry
		Common Stock (3,788,865 shares)		1,335	9,920
Energy and Exploration Partners, LLC(11)	Oil & Gas Exploration & Production
		LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity—January 22, 2019)(9)	5,985	5,899	5,877
e-Rewards, Inc.(11)	Provider of Digital Data Collection
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—October 29, 2018)(9)	12,769	12,588	12,641
EnCap Energy Fund Investments(12)(13)	Investment Partnerships
		LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%)(8)		3,314	4,180
		LP Interests (EnCap Energy Capital Fund VIII Co-Investors, L.P.) (Fully diluted 0.3%)(8)		1,541	3,063
		LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)(8)		1,272	1,513
		LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)		4,055	4,439
		LP Interests (EnCap Flatrock Midstream Fund III, L.P.) (Fully diluted 0.2%)		128	128

				10,310	13,323
Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft)(11)	Technology-based Performance Support Solutions
		LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity—August 2, 2022)(9)	3,000	2,978	2,899
Excelitas Technologies Corp.(11)	Lighting and Sensor Components
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—November 2, 2020)(9)	3,928	3,893	3,931

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

September 30, 2014

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

FC Operating, LLC(10)	Christian Specialty Retail Stores
		LIBOR Plus 10.75%, (Floor 1.25%) Current Coupon 12.00%, Secured Debt (Maturity—November 14, 2017)(9)	5,400	5,325	4,366
FishNet Security, Inc.(11)	Information Technology Value-Added Reseller
		LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity—November 30, 2017)(9)	7,860	7,807	7,844
Fram Group Holdings, Inc.(11)	Manufacturer of Automotive Maintenance Products
		LIBOR Plus 5.00% (Floor 1.50%), Current Coupon 6.50%, Secured Debt (Maturity—July 31, 2017)(9)	5,945	5,937	5,957
		LIBOR Plus 9.00% (Floor 1.50%), Current Coupon 10.50%, Secured Debt (Maturity—January 29, 2018)(9)	833	830	808

				6,767	6,765
Grace Hill, LLC(10)	Online Training for Multi-Family Housing Industry
		LIBOR Plus 6.25%, (Floor 1.00%) Current Coupon 7.25%, Secured Debt (Maturity—August 15, 2019)(9)	6,137	6,061	6,061
Grupo Hima San Pablo, Inc.(11)	Tertiary Care Hospitals
		LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 8.50%, Secured Debt (Maturity—January 31, 2018)(9)	4,925	4,854	4,787
		13.75% Secured Debt (Maturity—July 31, 2018)	2,000	1,921	1,920

				6,775	6,707
GST Autoleather, Inc.(11)	Automotive Leather Manufacturer
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—July 10, 2020)(9)	10,000	9,903	9,925
Guitar Center, Inc.(11)	Musical Instruments Retailer
		6.50% Secured Debt (Maturity—April 15, 2019)	7,000	6,808	6,300
Hostway Corporation(11)	Managed Services and Hosting Provider
		LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity—December 13, 2019)(9)	9,813	9,728	9,776
		LIBOR Plus 8.75% (Floor 1.25%), Current Coupon 10.00%, Secured Debt (Maturity—December 11, 2020)(9)	5,000	4,913	4,975

				14,641	14,751

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

September 30, 2014

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Hunter Defense Technologies, Inc.(11)	Provider of Military and Commercial Shelters and Systems
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—August 5, 2019)(9)	10,000	9,903	9,913
ICON Health & Fitness, Inc.(11)	Producer of Fitness Products
		11.875% Secured Debt (Maturity—October 15, 2016)	2,500	2,463	2,469
iEnergizer Limited(11)(13)	Provider of Business Outsourcing Solutions
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity—May 1, 2019)(9)	10,323	10,189	9,910
Infinity Acquisition Finance Corp.(11)	Application Software for Capital Markets
		7.25% Unsecured Debt (Maturity—August 1, 2022)	4,000	4,000	3,860
Inn of the Mountain Gods Resort and Casino(11)	Hotel & Casino Owner & Operator
		9.25% Secured Debt (Maturity—November 30, 2020)	3,851	3,682	3,736
iQor US Inc.(11)	Business Process Outsourcing Services Provider
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—April 1, 2021)(9)	10,012	9,807	9,161
Jackson Hewitt Tax Service Inc.(11)	Tax Preparation Service Provider
		LIBOR Plus 8.50% (Floor 1.50%), Current Coupon 10.00%, Secured Debt (Maturity—October 16, 2017)(9)	4,509	4,388	4,509
Joerns Healthcare, LLC(11)	Health Care Equipment & Supplies
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—May 9, 2020)(9)	9,975	9,877	9,963
John Deere Landscapes LLC(10)	Distributor of Landscaping Supplies
		LIBOR Plus 4.00%, (Floor 1.00%) Current Coupon 5.00%, Secured Debt (Maturity—December 23, 2019)(9)	8,595	8,197	8,197
Keypoint Government Solutions, Inc.(11)	Pre-Employment Screening Services
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity—November 13, 2017)(9)	4,358	4,300	4,380

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

September 30, 2014

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Larchmont Resources, LLC(11)	Oil & Gas Exploration and Production
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—August 7, 2019)(9)	6,913	6,857	7,033
Lansing Trade Group LLC(11)	Commodity Merchandiser
		9.25% Unsecured Debt (Maturity—February 15, 2019)	6,000	6,000	5,955
LKCM Distribution Holdings, L.P.	Distributor of Industrial Process Equipment
		12% Current / 2.5% PIK Secured Debt (Maturity—December 23, 2018)	16,417	16,272	16,272
LKCM Headwater Investments I, L.P.(12)(13)	Investment Partnership
		LP Interests (Fully diluted 2.27%)(8)		2,251	5,869
MAH Merger Corporation(11)	Sports-Themed Casual Dining Chain
		LIBOR Plus 4.50% (Floor 1.25%), Current Coupon 5.75%, Secured Debt (Maturity—July 19, 2019)(9)	7,277	7,213	7,295
MediMedia USA, Inc.(11)	Provider of Healthcare Media and Marketing
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity—November 20, 2018)(9)	5,411	5,285	5,289
MedSolutions Holdings, Inc.(11)	Specialty Benefit Management
		LIBOR Plus 5.25% (Floor 1.25%), Current Coupon 6.50%, Secured Debt (Maturity—July 8, 2019)(9)	3,750	3,719	3,769
Metal Services LLC(11)	Steel Mill Services
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—June 30, 2017)(9)	5,273	5,273	5,289
Milk Specialties Company(11)	Processor of Nutrition Products
		LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity—November 9, 2018)(9)	7,867	7,824	7,837
Minute Key, Inc.	Automated Key Duplication Kiosks
		10% Current / 2% PIK Senior Secured Term Loan	4,000	3,961	3,961
Miramax Film NY, LLC(11)	Motion Picture Producer and Distributor
		Class B Units (12% cumulative)(8)		770	770

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

September 30, 2014

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Modern VideoFilm, Inc.(10)	Post-Production Film Studio
		LIBOR Plus 3.50% (Floor 1.50%), Current Coupon 5.00% / 8.50% PIK, Current Coupon Plus PIK 13.50%, Secured Debt (Maturity—September 25, 2017)(9)(14)	6,302	6,119	1,702
		Warrants (1,375 equivalent shares)		151	1

				6,270	1,703
Mood Media Corporation(11)(13)	Electronic Equipment & Instruments
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—May 1, 2019)(9)	7,221	7,174	7,113
MP Assets Corporation(11)	Manufacturer of Battery Components
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity—December 19, 2019)(9)	4,462	4,422	4,462
NCP Investment Holdings, Inc.	Management of Outpatient Cardiac Cath Labs
		Class A and C Units (2,474,075 units)		20	6,290
New Media Holdings II LLC(11)(13)	Local Newspaper Operator
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—June 30, 2020)(9)	14,963	14,676	14,775
Nice-Pak Products, Inc.(11)	Pre-Moistened Wipes Manufacturer
		LIBOR Plus 5.25% (Floor 1.50%), Current Coupon 6.75%, Secured Debt (Maturity—June 18, 2015)(9)	12,701	12,668	12,574
North Atlantic Trading Company, Inc.(11)	Marketer/Distributor of Tobacco Products
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity—January 13, 2020)(9)	7,444	7,376	7,491
Ospemifene Royalty Sub LLC (QuatRx)(10)	Estrogen-Deficiency Drug Manufacturer and Distributor
		11.50% Secured Debt (Maturity—November 15, 2026)	5,205	5,205	5,205
Panolam Industries International, Inc.(11)	Decorative Laminate Manufacturer
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity—August 23, 2017)(9)	7,093	7,043	7,093

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

September 30, 2014

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Permian Holdings, Inc.(11)	Storage Tank Manufacturer
		10.50% Secured Debt (Maturity—January 15, 2018)	3,150	3,121	3,213
Pernix Therapeutics Holdings, Inc.(10)(13)	Pharmaceutical Royalty—Anti-Migraine
		12.00% Secured Debt (Maturity—August 1, 2020)	4,000	4,000	4,000
PeroxyChem LLC(11)	Chemical Manufacturer
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—February 28, 2020)(9)	8,955	8,790	9,089
Philadelphia Energy Solutions Refining and Marketing LLC(11)	Oil & Gas Refiner
		LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity—April 4, 2018)(9)	2,963	2,930	2,809
Pitney Bowes Management Services Inc.(11)	Provider of Document Management Services
		LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity—July 7, 2020)(9)	6,000	5,942	5,910
Polyconcept Financial B.V.(11)	Promotional Products to Corporations and Consumers
		LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity—June 28, 2019)(9)	8,336	8,309	8,326
Primesight Limited(10)(13)	Outdoor Advertising Operator
		10.00% Secured Debt (Maturity—October 22, 2016)	8,869	8,798	8,661
Printpack Holdings, Inc.(11)	Manufacturer of Flexible and Rigid Packaging
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—May 29, 2020)(9)	7,481	7,410	7,509
PT Network, LLC(10)	Provider of Outpatient Physical Therapy and Sports Medicine Services
		LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 8.50%, Secured Debt (Maturity—November 1, 2018)(9)	327	327	327
		LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 8.50%, Secured Debt (Maturity—November 1, 2018)(9)	12,919	12,784	12,784

				13,111	13,111

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

September 30, 2014

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

QBS Parent, Inc.(11)	Provider of Software and Services to Oil and Gas Industry
		LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 5.75%, Secured Debt (Maturity—August 7, 2021)(9)	10,000	9,902	10,025
RCHP, Inc.(11)	Regional Non-Urban Hospital Owner/Operator
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity—October 23, 2019)(9)	4,000	3,943	4,040
Recorded Books Inc.(11)	Audiobook and Digital Content Publisher
		LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25%, Secured Debt (Maturity—March 3, 2020)(9)	12,188	12,076	12,096
Relativity Media, LLC(10)	Full-Scale Film and Television Production and Distribution
		10.00% Secured Debt (Maturity—May 30, 2015)	5,787	5,763	5,801
		15.00% PIK Secured Debt (Maturity—May 30, 2015)	7,133	7,037	7,275
		Class A Units (260,194 units)		292	1,588

				13,092	14,664
Renaissance Learning, Inc.(11)	Technology-based K-12 Learning Solutions
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—April 11, 2022)(9)	3,000	2,971	2,944
RGL Reservoir Operations Inc.(11)(13)	Oil and Gas Equipment and Services
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—August 13, 2021)(9)	4,000	3,882	3,968
RLJ Entertainment, Inc.(10)	Movie and TV Programming Licensee and Distributor
		LIBOR Plus 8.75% (Floor 0.25%), Current Coupon 9.00%, Secured Debt (Maturity—September 11, 2019)(9)	11,500	11,385	11,385
SAExploration, Inc.(10)(13)	Geophysical Services Provider
		Common Stock (6,472 shares)(8)		65	54
Sagittarius Restaurants LLC (d/b/a Del Taco)(11)	Mexican/American QSR Restaurant Chain
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity—October 1, 2018)(9)	4,773	4,751	4,761

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

September 30, 2014

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

SCE Partners, LLC(10)	Hotel & Casino Operator
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—August 14, 2019)(9)	7,500	7,437	7,537
Sotera Defense Solutions, Inc.(11)	Defense Industry Intelligence Services
		LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.50%, Secured Debt (Maturity—April 21, 2017)(9)	11,058	10,596	10,229
Sutherland Global Services, Inc.(11)	Business Process Outsourcing Provider
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity—March 6, 2019)(9)	6,475	6,375	6,491
Symphony Teleca Services, Inc.(11)	Outsourced Product Development
		LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 5.75%, Secured Debt (Maturity—August 7, 2019)(9)	14,000	13,864	13,930
Synagro Infrastructure Company, Inc(11)	Waste Management Services
		LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity—August 22, 2020)(9)	6,930	6,811	6,817
Targus Group International(11)	Protective Cases for Mobile Devices
		LIBOR Plus 9.50% (Floor 1.50%), Current Coupon 11.00% / 1.00% PIK, Current Coupon Plus PIK 12.00%, Secured Debt (Maturity—May 24, 2016)(9)	4,289	4,302	3,570
TeleGuam Holdings, LLC(11)	Cable and Telecom Services Provider
		LIBOR Plus 4.00% (Floor 1.25%), Current Coupon 5.25%, Secured Debt (Maturity—December 10, 2018)(9)	6,848	6,829	6,822
		LIBOR Plus 7.50% (Floor 1.25%), Current Coupon 8.75%, Secured Debt (Maturity—June 10, 2019)(9)	2,500	2,479	2,516

				9,308	9,338
Templar Energy LLC(11)	Oil & Gas Exploration and Production
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—November 25, 2020)(9)	5,000	4,943	4,856
The Tennis Channel, Inc.(10)	Television-Based Sports Broadcasting
		Warrants (144,316 equivalent shares)		235	301

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

September 30, 2014

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Therakos, Inc.(11)	Immune System Disease Treatment
		LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity—December 27, 2017)(9)	6,278	6,170	6,333
The Topps Company, Inc.(11)	Trading Cards & Confectionary
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity—October 2, 2018)(9)	1,985	1,969	1,960
Travel Leaders Group, LLC(11)	Travel Agency Network Provider
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—December 5, 2018)(9)	12,773	12,621	12,717
UniTek Global Services, Inc.(11)	Provider of Outsourced Infrastructure Services
		LIBOR Plus 9.50% (Floor 1.50%), Current Coupon 11.00% / 4.00% PIK, Current Coupon Plus PIK 15.00%, Secured Debt (Maturity—April 15, 2018)(9)	10,189	9,591	8,457
		5.00% Secured Debt Plus PIK 2.25% (Maturity—August 13, 2019)	640	640	640
		Warrants (267,302 equivalent shares)		449	32

				10,680	9,129
Universal Fiber Systems, LLC(10)	Manufacturer of Synthetic Fibers
		LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25%, Secured Debt (Maturity—January 31, 2019)(9)	5,159	5,148	5,169
US Joiner Holding Company(11)	Marine Interior Design and Installation
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—April 16, 2020)(9)	7,463	7,428	7,444
Vantage Oncology, LLC(11)	Outpatient Radiation Oncology Treatment Centers
		9.50% Secured Bond (Maturity—June 5, 2017)	7,000	7,000	6,790
Virtex Enterprises, LP(10)	Specialty, Full-Service Provider of Complex Electronic Manufacturing Services
		12.00% Secured Debt (Maturity—December 27, 2018)	1,667	1,471	1,471
		Preferred Class A Units (14 units; 5% cumulative)(8)		340	340
		Warrants (11 equivalent units)		186	186

				1,997	1,997

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

September 30, 2014

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Vision Solutions, Inc.(11)	Provider of Information Availability Software
		LIBOR Plus 8.00% (Floor 1.50%), Current Coupon 9.50%, Secured Debt (Maturity—July 23, 2017)(9)	5,000	4,923	4,985
Western Dental Services, Inc.(11)	Dental Care Services
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—November 1, 2018)(9)	5,409	5,405	5,382
Wilton Brands LLC(11)	Specialty Housewares Retailer
		LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity—August 30, 2018)(9)	1,775	1,750	1,682
YP Holdings LLC(11)	Online and Offline Advertising Operator
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity—June 4, 2018)(9)	3,176	3,134	3,192
Zilliant Incorporated	Price Optimization and Margin Management Solutions
		Warrants (952,500 equivalent shares)		1,071	1,071

Subtotal Non-Control/Non-Affiliate Investments (54.4% of total investments at fair value)				804,031	814,652

Total Portfolio Investments, September 30, 2014				1,347,875	1,488,034

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

September 30, 2014

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Marketable Securities and Idle Funds Investments
	Investments in Marketable Securities and Diversified, Registered Bond Funds
Other Marketable Securities and Idle Funds Investments(13)				9,871	9,207

Subtotal Marketable Securities and Idle Funds Investments (0.6% of total investments at fair value)				9,871	9,207

Total Investments, September 30, 2014				$1,357,746	$1,497,241

(1)
All investments are Lower Middle Market portfolio investments, unless otherwise noted. All of the Company's assets are encumbered either as security for the Company's credit agreement or in support of the SBA-guaranteed debentures issued by the Funds.

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

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Control Investments(5)

ASC Interests, LLC	Recreational and Educational Shooting Facility
		11% Secured Debt (Maturity—July 31, 2018)	3,500	3,434	3,434
		Member Units (1,500 units)		1,500	1,500

				4,934	4,934

Bond-Coat, Inc.	Casing and Tubing Coating Services
		12% Secured Debt (Maturity—December 28, 2017)	14,750	14,581	14,750
		Common Stock (56,330 shares)		6,220	8,850

				20,801	23,600

Café Brazil, LLC	Casual Restaurant Group
		Member Units (1,233 units)(8)		1,742	6,770

California Healthcare Medical Billing, Inc.	Outsourced Billing and Revenue Cycle Management
		12% Secured Debt (Maturity—October 17, 2015)	8,103	7,973	8,103
		Warrants (466,947 equivalent shares)		1,193	3,380
		Common Stock (207,789 shares)		1,177	1,560

				10,343	13,043

CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units (416 units)(8)		1,300	16,700

Ceres Management, LLC (Lambs Tire & Automotive)	Aftermarket Automotive Services Chain
		14% Secured Debt (Maturity—May 31, 2018)	4,000	4,000	4,000
		Class B Member Units (12% cumulative)(8)		3,586	3,586
		Member Units (5,460 units)		5,273	1,190
		9.5% Secured Debt (Lamb's Real Estate Investment I, LLC) (Maturity—October 1, 2025)	1,017	1,017	1,017
		Member Units (Lamb's Real Estate Investment I, LLC) (1,000 units)(8)		625	1,060

				14,501	10,853

Garreco, LLC	Manufacturer and Supplier of Dental Products
		14% Secured Debt (Maturity—January 12, 2018)	5,800	5,693	5,693
		Member Units (1,200 units)		1,200	1,200

				6,893	6,893

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2013

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Gulf Manufacturing, LLC	Manufacturer of Specialty Fabricated Industrial Piping Products
		9% PIK Secured Debt (Ashland Capital IX, LLC) (Maturity—June 30, 2017)	919	919	919
		Member Units (438 units)(8)		2,980	13,220

				3,899	14,139

Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
		12% Secured Debt (Maturity—June 4, 2015)	4,896	4,659	4,896
		Preferred Stock (8% cumulative)(8)		1,167	1,167
		Common Stock (107,456 shares)		718	1,340

				6,544	7,403

Hawthorne Customs and Dispatch Services, LLC	Facilitator of Import Logistics, Brokerage, and Warehousing
		Member Units (500 units)(8)		589	440
		Member Units (Wallisville Real Estate, LLC) (Fully diluted 59.1%)(8)		1,215	2,050

				1,804	2,490

Hydratec, Inc.	Designer and Installer of Micro-Irrigation Systems
		Common Stock (7,095 shares)(8)		7,095	13,720

IDX Broker, LLC	Provider of Marketing and CRM Tools for Real Estate
		12.5% Secured Debt (Maturity—November 18, 2018)	10,571	10,467	10,467
		Member Units (5,029 units)		5,029	5,029

				15,496	15,496

Impact Telecom, Inc.	Telecommunications Services
		LIBOR Plus 4.50% (Floor 2.00%), Current Coupon 6.50%, Secured Debt (Maturity—May 31, 2018)(9)	1,575	1,568	1,568
		13% Secured Debt (Maturity—May 31, 2018)	22,500	14,690	14,690
		Warrants (5,516,667 equivalent shares)		8,000	8,760

				24,258	25,018

Indianapolis Aviation Partners, LLC	Fixed Base Operator
		15% Secured Debt (Maturity—September 15, 2014)	3,550	3,483	3,550
		Warrants (1,046 equivalent units)		1,129	2,200

				4,612	5,750

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2013

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Jensen Jewelers of Idaho, LLC	Retail Jewelry Store
		Prime Plus 6.75% (Floor 3.25%), Current Coupon 10.00%, Secured Debt (Maturity—November 14, 2016)(9)	4,255	4,193	4,255
		Member Units (627 units)(8)		811	3,310

				5,004	7,565

Lighting Unlimited, LLC	Commercial and Residential Lighting Products and Design Services
		8% Secured Debt (Maturity—August 22, 2014)	1,676	1,676	1,676
		Preferred Stock (non-voting)		459	470
		Warrants (71 equivalent units)		54	30
		Member Units (700 units)		100	250

				2,289	2,426

Marine Shelters Holdings, LLC (LoneStar Marine Shelters)	Fabricator of Marine and Industrial Shelters
		12% Secured Debt (Maturity—December 28, 2017)	10,250	10,076	10,076
		Preferred Member Units (2,669 units)		3,750	3,750

				13,826	13,826

Mid-Columbia Lumber Products, LLC	Manufacturer of Finger- Jointed Lumber Products
		10% Secured Debt (Maturity—December 18, 2017)	1,750	1,750	1,750
		12% Secured Debt (Maturity—December 18, 2017)	3,900	3,900	3,900
		Member Units (2,774 units)(8)		1,132	8,280
		9.5% Secured Debt (Mid-Columbia Real Estate, LLC) (Maturity—May 13, 2025)	972	972	972
		Member Units (Mid-Columbia Real Estate, LLC) (250 units)(8)		250	440

				8,004	15,342

MSC Adviser I, LLC	Investment Partnership
		Member Units (Fully diluted 100.0%)		—	1,064

NAPCO Precast, LLC	Precast Concrete Manufacturing
		Prime Plus 2% (Floor 7.00%), Current Coupon 9%, Secured Debt (Maturity—September 1, 2015)(9)	2,750	2,703	2,750
		Prime Plus 2% (Floor 7.00%), Current Coupon 9%, Secured Debt (Maturity—February 1, 2016)(9)	2,923	2,893	2,923
		18% Secured Debt (Maturity—February 1, 2016)	4,468	4,418	4,468
		Member Units (2,955 units)(8)		2,975	5,920

				12,989	16,061

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2013

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

NRI Clinical Research, LLC	Clinical Research Center
		14% Secured Debt (Maturity—September 8, 2016)	4,394	4,226	4,226
		Warrants (251,723 equivalent units)		252	440
		Member Units (500,000 units)		500	870

				4,978	5,536

NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		12% Secured Debt (Maturity—December 22, 2016)	12,100	11,382	12,100
		Warrants (14,331 equivalent units)		817	1,420
		Member Units (50,877 units)(8)		2,900	5,050

				15,099	18,570

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
		Common Stock (1,500 shares)(8)		1,080	13,420

Pegasus Research Group, LLC (Televerde)	Telemarketing and Data Services
		15% Secured Debt (Maturity—January 6, 2016)	4,791	4,760	4,791
		Member Units (450 units)(8)		1,250	4,860

				6,010	9,651

PPL RVs, Inc.	Recreational Vehicle Dealer
		11.1% Secured Debt (Maturity—June 10, 2015)	7,860	7,827	7,860
		Common Stock (2,000 shares)		2,150	7,990

				9,977	15,850

Principle Environmental, LLC	Noise Abatement Services
		12% Secured Debt (Maturity—February 1, 2016)	3,506	3,070	3,506
		12% Current / 2% PIK Secured Debt (Maturity—February 1, 2016)	4,674	4,617	4,656
		Warrants (1,036 equivalent units)		1,200	2,620
		Member Units (1,553 units)(8)		1,863	4,180

				10,750	14,962

River Aggregates, LLC	Processor of Construction Aggregates
		Zero Coupon Secured Debt (Maturity—June 30, 2018)	750	421	421
		12% Secured Debt (Maturity—June 30, 2018)	500	500	500
		Member Units (1,150 units)		1,150	—
		Member Units (RA Properties, LLC) (1,500 units)		369	369

				2,440	1,290

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2013

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Southern RV, LLC	Recreational Vehicle Dealer
		13% Secured Debt (Maturity—August 8, 2018)	11,400	11,239	11,239
		Member Units (1,680 units)(8)		1,680	1,680
		13% Secured Debt (Southern RV Real Estate, LLC) (Maturity—August 8, 2018)	3,250	3,204	3,204
		Member Units (Southern RV Real Estate, LLC) (480 units)		480	480

				16,603	16,603

The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
		4.5% Current / 4.5% PIK Secured Debt (Maturity—July 1, 2014)	1,079	1,079	880
		6% Current / 6% PIK Secured Debt (Maturity—July 1, 2014)	5,639	5,639	4,600
		Warrants (1,068 equivalent units)		1,096	—

				7,814	5,480

Travis Acquisition LLC	Manufacturer of Aluminum Trailers
		12% Secured Debt (Maturity—August 30, 2018)	9,200	9,025	9,025
		Member Units (7,282 units)		7,100	7,100

				16,125	16,125

Uvalco Supply, LLC	Farm and Ranch Supply Store
		9% Secured Debt (Maturity—January 1, 2019)	2,175	2,175	2,175
		Member Units (1,006 units)(8)		1,113	3,730

				3,288	5,905

Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage
		13% Secured Debt (Maturity—December 23, 2016)	3,204	3,158	3,158
		Series A Preferred Stock (3,000,000 shares)		3,000	1,510
		Common Stock (1,126,242 shares)		3,706	—

				9,864	4,668

Ziegler's NYPD, LLC	Casual Restaurant Group
		Prime Plus 2% (Floor 7.00%), Current Coupon 9%, Secured Debt (Maturity—October 1, 2018)(9)	1,000	1,000	1,000
		9% Current / 9% PIK Secured Debt (Maturity—October 1, 2018)	5,449	5,449	4,820
		Warrants (587 equivalent units)		600	—

				7,049	5,820

Subtotal Control Investments (27.5% of total investments at fair value)				277,411	356,973

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2013

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Affiliate Investments(6)

American Sensor Technologies, Inc.	Manufacturer of Commercial / Industrial Sensors
		Warrants (674,677 equivalent shares)		50	10,100

Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions
		13% Secured Debt (Maturity—April 17, 2017)	5,000	4,799	4,799
		Warrants (19 equivalent shares)		200	530

				4,999	5,329

Buffalo Composite Materials Holdings, LLC(10)	Manufacturer of Fiberglass Products
		Member Units (2,000,000 units)		2,035	2,035

Condit Exhibits, LLC	Tradeshow Exhibits / Custom Displays
		12% Secured Debt (Maturity—July 31, 2018)	3,750	3,750	3,750
		Warrants (2,755 equivalent units)		100	540

				3,850	4,290

Congruent Credit Opportunities Funds(12)(13)	Investment Partnership
		LP Interests (Congruent Credit Opportunities Fund II, LP) (Fully diluted 19.8%)(8)		22,060	22,692
		LP Interests (Congruent Credit Opportunities Fund III, LP) (Fully diluted 17.4%)		4,128	4,128

				26,188	26,820

Daseke, Inc.	Specialty Transportation Provider
		12% Current / 2.5% PIK Secured Debt (Maturity—July 31, 2018)	20,206	19,828	19,828
		Common Stock (18,038 shares)		4,642	11,689

				24,470	31,517

Dos Rios Partners(12)(13)	Investment Partnership
		LP Interests (Dos Rios Partners, LP) (Fully diluted 27.69%)		1,269	1,269
		LP Interests (Dos Rios Partners—A, LP) (Fully diluted 9.14%)		403	403

				1,672	1,672

East Teak Fine Hardwoods, Inc.	Hardwood Products
		Common Stock (5,000 shares)		480	450

Freeport Financial SBIC Fund LP(12)(13)	Investment Partnership
		LP Interests (Fully diluted 9.9%)		1,618	1,618

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2013

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Gault Financial, LLC (RMB Capital, LLC)	Purchases and Manages Liquidation of Distressed Assets
		14% Secured Debt (Maturity—November 21, 2016)	12,165	11,747	10,550
		Warrants (29,025 equivalent units)		400	—

				12,147	10,550
Glowpoint, Inc.	Cloud Managed Video Collaboration Services
		8% Secured Debt (Maturity—October 18, 2018)	300	294	294
		12% Secured Debt (Maturity—October 18, 2018)	9,000	8,892	8,892
		Common Stock (GP Investment Holdings, LLC) (7,711,517 shares)		3,800	10,235

				12,986	19,421

Houston Plating and Coatings, LLC	Plating and Industrial Coating Services
		Member Units (238,333 units)(8)		635	9,160

Indianhead Pipeline Services, LLC	Pipeline Support Services
		12% Secured Debt (Maturity—February 6, 2017)	7,800	7,394	7,800
		Preferred Member Units (28,905 units; 8% cumulative)(8)		1,832	1,832
		Warrants (38,193 equivalent units)		459	470
		Member Units (14,732 units)(8)		1	530

				9,686	10,632

Integrated Printing Solutions, LLC	Specialty Card Printing
		8% PIK Secured Debt (Maturity—January 31, 2014)(14)	750	750	750
		13% PIK Secured Debt (Maturity—September 23, 2016)(14)	12,500	11,918	8,365
		Preferred Member Units (13.6 units)		2,000	—
		Warrants (9.9 equivalent units)		600	—

				15,268	9,115

irth Solutions, LLC	Damage Prevention Technology Information Services
		Member Units (128 units)(8)		624	3,300

KBK Industries, LLC	Specialty Manufacturer of Oilfield and Industrial Products
		12.5% Secured Debt (Maturity—September 28, 2017)	9,000	8,927	9,000
		Member Units (250 units)(8)		341	5,740

				9,268	14,740

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2013

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

OnAsset Intelligence, Inc.	Transportation Monitoring / Tracking Services
		12% PIK Secured Debt (Maturity—June 30, 2014)	2,330	1,788	1,788
		Preferred Stock (908 shares; 7% cumulative)(8)		1,815	2,602
		Warrants (3,629 shares)		1,787	370

				5,390	4,760

OPI International Ltd.(13)	Oil and Gas Construction Services
		Common Stock (20,766,317 shares)		1,371	4,971

PCI Holding Company, Inc.	Manufacturer of Industrial Gas Generating Systems
		12% Current / 4% PIK Secured Debt (Maturity—December 18, 2017)	4,449	4,376	4,449
		Preferred Stock (1,500,000 shares; 20% cumulative)(8)		1,847	3,311

				6,223	7,760

Quality Lease and Rental Holdings, LLC	Rigsite Accommodation Unit Rental and Related Services
		12% Secured Debt (Maturity—January 8, 2018)(14)	37,350	36,843	20,000
		Preferred Member Units (Rocaciea, LLC) (250 units)		2,500	—

				39,343	20,000

Radial Drilling Services Inc.	Oil and Gas Technology
		12% Secured Debt (Maturity—November 22, 2016)	4,200	3,626	3,626
		Warrants (316 equivalent shares)		758	—

				4,384	3,626

Samba Holdings, Inc.	Intelligent Driver Record Monitoring Software and Services
		12.5% Secured Debt (Maturity—November 17, 2016)	11,453	11,325	11,453
		Common Stock (158,066 shares)		1,707	4,510

				13,032	15,963

Spectrio LLC	Audio Messaging Services
		LIBOR Plus 7.50%, (Floor 1.00%) Current Coupon 8.50%, Secured Debt (Maturity—November 19, 2018)(9)	17,878	17,504	17,878
		Warrants (191 equivalent units)		887	3,850

				18,391	21,728

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2013

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

SYNEO, LLC	Manufacturer of Specialty Cutting Tools and Punches
		12% Secured Debt (Maturity—July 13, 2016)	4,300	4,238	4,238
		Member Units (1,111 units)		1,036	740
		10% Secured Debt (Leadrock Properties, LLC) (Maturity—May 4, 2026)	1,440	1,414	1,414

				6,688	6,392

Texas Reexcavation LC	Hydro Excavation Services
		12% Current / 3% PIK Secured Debt (Maturity—December 31, 2017)	6,185	6,082	6,082
		Class A Member Units (290 units)		2,900	3,270

				8,982	9,352

Tin Roof Acquisition Company	Casual Restaurant Group
		12% Secured Debt (Maturity—November 30, 2018)	11,000	10,785	10,785
		Class C Preferred Member Units (Fully diluted 10%; 10% cumulative)(8)		2,027	2,027

				12,812	12,812

Subtotal Affiliate Investments (20.6% of total investments at fair value)				242,592	268,113

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2013

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Non-Control/Non-Affiliate Investments(7)

ABG Intermediate Holdings 2, LLC(11)	Trademark Licensing of Clothing
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—June 28, 2019)(9)	7,500	7,463	7,463

Allflex Holdings III Inc.(11)	Manufacturer of Livestock Identification Products
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—July 19, 2021)(9)	5,000	4,952	5,076

Alvogen Pharma US, Inc.(11)	Pharmaceutical Company Focused on Generics
		LIBOR Plus 5.75% (Floor 1.25%), Current Coupon 7.00%, Secured Debt (Maturity—May 23, 2018)(9)	1,966	1,938	1,996

AM General LLC(11)	Specialty Vehicle Manufacturer
		LIBOR Plus 9.00% (Floor 1.25%), Current Coupon 10.25%, Secured Debt (Maturity—March 22, 2018)(9)	2,850	2,775	2,501

AM3 Pinnacle Corporation(10)	Provider of Comprehensive Internet, TV and Voice Services for Multi-Dwelling Unit Properties
		10% Secured Debt (Maturity—October 22, 2018)	22,500	22,320	22,320
		Common Stock (60,240 shares)		2,000	2,000

				24,320	24,320

American Beacon Advisors Inc.(11)	Provider of Sub-Advised Investment Products
		LIBOR Plus 3.75% (Floor 1.00%), Current Coupon 4.75%, Secured Debt (Maturity—November 22, 2019)(9)	6,500	6,436	6,534

AmeriTech College, LLC	For-Profit Nursing and Healthcare College
		18% Secured Debt (Maturity—March 9, 2017)	6,050	5,960	6,050

AMF Bowling Centers, Inc.(11)	Bowling Alley Operator
		LIBOR Plus 7.50% (Floor 1.25%), Current Coupon 8.75%, Secured Debt (Maturity—June 29, 2018)(9)	4,938	4,799	4,975

Anchor Hocking, LLC(11)	Household Products Manufacturer
		LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity—May 21, 2020)(9)	6,965	6,900	7,078

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2013

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Ancile Solutions, Inc.(11)	Provider of eLearning Solutions
		LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity—July 15, 2018)(9)	9,628	9,571	9,652

Answers Corporation(11)	Consumer Internet Search Services Provider
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—December 20, 2018)(9)	8,500	8,415	8,436

AP Gaming I, LLC(10)	Developer, Manufacturer, and Operator of Gaming Machines
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity—December 20, 2020)(9)	7,000	6,790	6,913

Apria Healthcare Group, Inc.(11)	Provider of Home Healthcare Equipment
		LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.75%, Secured Debt (Maturity—April 6, 2020)(9)	5,473	5,441	5,500

Artel, LLC(11)	Land-Based and Commercial Satellite Provider
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity—November 27, 2017)(9)	5,953	5,878	5,864

Atkins Nutritionals Holdings II, Inc.(11)	Weight Management Food Products
		LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity—January 2, 2019)(9)	1,985	1,985	2,010

B. J. Alan Company	Retailer and Distributor of Consumer Fireworks
		12.5% Current / 2.5% PIK Secured Debt (Maturity—June 22, 2017)	11,235	11,158	11,158

BBTS Borrower LP(11)	Oil & Gas Exploration and Midstream Services
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity—June 4, 2019)(9)	6,948	6,883	7,013

Blackhawk Specialty Tools LLC(11)	Oilfield Equipment & Services
		LIBOR Plus 5.25% (Floor 1.25%), Current Coupon 6.50%, Secured Debt (Maturity—August 1, 2019)(9)	5,413	5,375	5,399

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2013

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Bluestem Brands, Inc.(11)	Multi-Channel Retailer of General Merchandise
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—December 6, 2018)(9)	4,000	3,921	3,960

Brand Connections, LLC	Venue-Based Marketing and Media
		12% Secured Debt (Maturity—April 30, 2015)	7,063	6,983	7,063

Brasa Holdings Inc.(11)	Upscale Full Service Restaurants
		LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 5.75%, Secured Debt (Maturity—July 19, 2019)(9)	3,456	3,379	3,498
		LIBOR Plus 9.50% (Floor 1.50%), Current Coupon 11.00%, Secured Debt (Maturity—January 20, 2020)(9)	3,857	3,820	3,896

				7,199	7,394

Calloway Laboratories, Inc.(10)	Health Care Testing Facilities
		12.00% PIK Secured Debt (Maturity—September 30, 2014)	6,336	6,276	4,738
		Warrants (125,000 equivalent shares)		17	—

				6,293	4,738

CDC Software Corporation(11)	Enterprise Application Software
		LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.50%, Secured Debt (Maturity—August 6, 2018)(9)	4,197	4,163	4,244

Cedar Bay Generation Company LP(11)	Coal-Fired Cogeneration Plant
		LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity—April 23, 2020)(9)	7,964	7,891	8,028

Charlotte Russe, Inc(11)	Fast-Fashion Retailer to Young Women
		LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.75%, Secured Debt (Maturity—May 22, 2019)(9)	4,988	4,942	4,919

CHI Overhead Doors, Inc.(11)	Manufacturer of Overhead Garage Doors
		LIBOR Plus 9.50% (Floor 1.50%), Current Coupon 11.00%, Secured Debt (Maturity—September 18, 2019)(9)	2,500	2,462	2,513

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2013

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Collective Brands Finance, Inc.(11)	Specialty Footwear Retailer
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity—October 9, 2019)(9)	2,481	2,481	2,494

Compact Power Equipment, Inc.	Equipment / Tool Rental
		6% Current / 6% PIK Secured Debt (Maturity—October 1, 2017)	3,918	3,901	3,918
		Series A Preferred Stock (4,298,435 shares; 8% cumulative)(8)		998	2,230

				4,899	6,148

CGSC of Delaware Holdings Corp.(11)(13)	Insurance Brokerage Firm
		LIBOR Plus 7.00% (Floor 1.25%), Current Coupon 8.25%, Secured Debt (Maturity—October 16, 2020)(9)	2,000	1,972	1,940

Connolly Holdings Inc.(11)	Audit Recovery Software
		LIBOR Plus 5.25% (Floor 1.25%), Current Coupon 6.50%, Secured Debt (Maturity—July 13, 2018)(9)	2,395	2,376	2,405
		LIBOR Plus 9.25% (Floor 1.25%), Current Coupon 10.50%, Secured Debt (Maturity—January 15, 2019)(9)	2,000	1,967	2,045

				4,343	4,450

CST Industries Inc.(11)	Storage Tank Manufacturer
		LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 7.75%, Secured Debt (Maturity—May 22, 2017)(9)	11,563	11,436	11,389

Drilling Info, Inc.	Information Services for the Oil and Gas Industry
		Common Stock (3,788,865 shares)		1,335	9,470

Emerald Performance Materials, Inc.(11)	Specialty Chemicals Manufacturer
		LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.75%, Secured Debt (Maturity—May 18, 2018)(9)	4,434	4,401	4,467

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2013

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

EnCap Energy Fund Investments(12)(13)	Investment Partnership
		LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%)(8)		2,868	2,985
		LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.) (Fully diluted 0.3%)		1,192	1,301
		LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)		646	646
		LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)		2,723	2,723

				7,429	7,655

e-Rewards, Inc.(11)	Provider of Digital Data Collection
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—October 29, 2018)(9)	11,000	10,786	10,931

Excelitas Technologies Corp.(11)	Lighting and Sensor Components
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—November 2, 2020)(9)	3,958	3,919	3,987

Fender Musical Instruments Corporation(11)	Manufacturer of Musical Instruments
		LIBOR Plus 4.50% (Floor 1.25%), Current Coupon 5.75%, Secured Debt (Maturity—April 3, 2019)(9)	448	443	455

FC Operating, LLC(10)	Christian Specialty Retail Stores
		LIBOR Plus 10.75% (Floor 1.25%), Current Coupon 12.00%, Secured Debt (Maturity—November 14, 2017)(9)	5,550	5,459	5,437

FishNet Security, Inc.(11)	Information Technology Value-Added Reseller
		LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity—November 30, 2017)(9)	7,920	7,856	7,965

Fram Group Holdings, Inc.(11)	Manufacturer of Automotive Maintenance Products
		LIBOR Plus 5.00% (Floor 1.50%), Current Coupon 6.50%, Secured Debt (Maturity—July 31, 2017)(9)	964	961	958
		LIBOR Plus 9.00% (Floor 1.50%), Current Coupon 10.50%, Secured Debt (Maturity—January 29, 2018)(9)	1,000	996	953

				1,957	1,911

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2013

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Gastar Exploration USA, Inc.(11)	Oil & Gas Exploration & Production
		8.63% Secured Bond (Maturity—May 15, 2018)	1,000	1,000	983

Getty Images, Inc.(11)	Digital Photography and Video Content Marketplace
		LIBOR Plus 3.50% (Floor 1.25%), Current Coupon 4.75%, Secured Debt (Maturity—October 18, 2019)(9)	4,987	4,501	4,665

Golden Nugget, Inc.(11)	Owner & Operator of Hotels & Casinos
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity—November 21, 2019)(9)	1,400	1,380	1,424

Grupo Hima San Pablo, Inc.(11)	Tertiary Care Hospitals
		LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 8.50%, Secured Debt (Maturity—January 31, 2018)(9)	4,963	4,877	4,714
		13.75% Secured Debt (Maturity—July 31, 2018)	2,000	1,911	1,900

				6,788	6,614

Healogics, Inc.(11)	Wound Care Management
		Common Stock (43,478 shares)(8)		50	50

iEnergizer Limited(11)(13)	Provider of Business Outsourcing Solutions
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity—May 1, 2019)(9)	8,150	8,020	8,028

Inn of the Mountain Gods Resort and Casino(11)	Hotel & Casino
		9.25% Secured Debt (Maturity—November 30, 2020)	4,096	3,901	3,953

Ipreo Holdings LLC(11)	Application Software for Capital Markets
		LIBOR Plus 4.00% (Floor 1.00%), Current Coupon 5.00%, Secured Debt (Maturity—August 5, 2017)(9)	5,637	5,630	5,721

Ivy Hill Middle Market Credit Fund III, Ltd.(12)(13)	Investment Partnership
		LIBOR Plus 6.50% (Floor 0.28%), Current Coupon 6.78%, Secured Debt (Maturity—January 15, 2022)(9)	2,000	1,704	2,000

Jackson Hewitt Tax Service Inc.(11)	Tax Preparation Services
		LIBOR Plus 8.50% (Floor 1.50%), Current Coupon 10.00%, Secured Debt (Maturity—October 16, 2017)(9)	4,844	4,688	4,820

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2013

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Joerns Healthcare, LLC(11)	Health Care Equipment & Supplies
		LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity—March 28, 2018)(9)	6,451	6,395	6,322

Keypoint Government Solutions, Inc.(11)	Pre-Employment Screening Services
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity—November 13, 2017)(9)	4,483	4,411	4,439

Larchmont Resources, LLC(11)	Oil & Gas Exploration & Production
		LIBOR Plus 7.25% (Floor 1.25%), Current Coupon 8.50%, Secured Debt (Maturity—August 7, 2019)(9)	6,965	6,899	7,096

Learning Care Group (US) No. 2 Inc.(11)	Provider of Early Childhood Education
		LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity—May 8, 2019)(9)	5,486	5,436	5,521

LJ Host Merger Sub, Inc.(11)	Managed Services and Hosting Provider
		LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity—December 23, 2019)(9)	10,000	9,901	9,950
		LIBOR Plus 8.75% (Floor 1.25%), Current Coupon 10.00%, Secured Debt (Maturity—December 23, 2020)(9)	5,000	4,901	4,975

				14,802	14,925

LKCM Distribution Holdings, L.P.	Distributor of Industrial Process Equipment
		12% Current / 2.5% PIK Secured Debt (Maturity—December 23, 2018)	16,506	16,342	16,342

LKCM Headwater Investments I, L.P.(12)(13)	Investment Partnership
		LP Interests (Fully diluted 2.27%)(8)		1,500	3,033

MAH Merger Corporation(11)	Sports-Themed Casual Dining Chain
		LIBOR Plus 4.50% (Floor 1.25%), Current Coupon 5.75%, Secured Debt (Maturity—July 19, 2019)(9)	7,350	7,277	7,313

Media Holdings, LLC(11)(13)	Internet Traffic Generator
		14% Secured Debt (Maturity—October 18, 2018)	5,894	5,781	5,952

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2013

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

MediMedia USA, Inc.(11)	Provider of Healthcare Media and Marketing
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity—November 20, 2018)(9)	5,473	5,339	5,351

Medpace Intermediateco, Inc.(11)	Clinical Trial Development and Execution
		LIBOR Plus 4.00% (Floor 1.25%), Current Coupon 5.25%, Secured Debt (Maturity—June 19, 2017)(9)	2,924	2,896	2,924

MedSolutions Holdings, Inc.(11)	Specialty Benefit Management
		LIBOR Plus 5.25% (Floor 1.25%), Current Coupon 6.50%, Secured Debt (Maturity—July 8, 2019)(9)	3,900	3,864	3,912

Metal Services LLC(11)	Steel Mill Services
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—June 30, 2017)(9)	5,313	5,313	5,365

Milk Specialties Company(11)	Processor of Nutrition Products
		LIBOR Plus 5.75% (Floor 1.25%), Current Coupon 7.00%, Secured Debt (Maturity—November 9, 2018)(9)	4,905	4,863	4,911

Miramax Film NY, LLC(11)	Motion Picture Producer and Distributor
		Class B Units (Fully diluted 0.2%)		500	871

Modern VideoFilm, Inc.(10)	Post-Production Film Studio
		LIBOR Plus 3.50% (Floor 1.50%), Current Coupon 5.00% / 8.50% PIK, Current Coupon Plus PIK 13.50%, Secured Debt (Maturity—December 19, 2017)(9)	5,397	5,198	4,749
		Warrants (1,375 equivalent shares)		151	1

				5,349	4,750

MP Assets Corporation(11)	Manufacturer of Battery Components
		LIBOR Plus 4.50% (Floor 1.25%), Current Coupon 5.75%, Secured Debt (Maturity—December 19, 2019)(9)	4,600	4,554	4,589

National Vision, Inc.(11)	Discount Optical Retailer
		LIBOR Plus 5.75% (Floor 1.25%), Current Coupon 7.00%, Secured Debt (Maturity—August 2, 2018)(9)	3,163	3,125	3,173

NCP Investment Holdings, Inc.	Management of Outpatient Cardiac Cath Labs
		Class A and C Units (2,474,075 units)		20	3,170

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2013

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

NGPL PipeCo, LLC(11)	Natural Gas Pipelines and Storage Facilities
		LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.75%, Secured Debt (Maturity—September 15, 2017)(9)	9,805	9,660	9,163

Nice-Pak Products, Inc.(11)	Pre-Moistened Wipes Manufacturer
		LIBOR Plus 6.50% (Floor 1.50%), Current Coupon 8.00%, Secured Debt (Maturity—June 18, 2014)(9)	5,701	5,650	5,530

North American Breweries Holdings, LLC(11)	Operator of Specialty Breweries
		LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity—December 11, 2018)(9)	3,960	3,892	3,881

NRC US Holding Company LLC(11)	Environmental Services Provider
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity—July 30, 2019)(9)	3,413	3,396	3,421

Nuverra Environmental Solutions, Inc.(11)(13)	Water Treatment and Disposal Services
		9.88% Unsecured Bond (Maturity—April 15, 2018)	3,500	3,500	3,413

Ospemifene Royalty Sub LLC (QuatRx)(10)	Estrogen-Deficiency Drug Manufacturer and Distributor
		11.50% Secured Debt (Maturity—November 15, 2026)	5,000	5,000	5,000

Panolam Industries International, Inc.(11)	Decorative Laminate Manufacturer
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity—August 23, 2017)(9)	7,499	7,435	7,255

Permian Holdings, Inc.(11)	Storage Tank Manufacturer
		10.50% Secured Bond (Maturity—January 15, 2018)	3,150	3,116	3,103

Philadelphia Energy Solutions Refining and Marketing LLC(11)	Oil & Gas Refiner
		LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity—April 4, 2018)(9)	2,978	2,939	2,625

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2013

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Pitney Bowes Management Services Inc.(11)	Provider of Document Management Services
		LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity—October 1, 2019)(9)	5,985	5,927	6,030

Polyconcept Financial B.V.(11)	Promotional Products to Corporations and Consumers
		LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity—June 28, 2019)(9)	3,413	3,381	3,425

Primesight Limited(10)(13)	Outdoor Advertising Operator
		11.25% Secured Debt (Maturity—October 17, 2015)	7,378	7,378	8,163

PT Network, LLC(10)	Provider of Outpatient Physical Therapy and Sports Medicine Services
		LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 8.50%, Secured Debt (Maturity—November 1, 2018)(9)	8,597	8,499	8,499

Radio One, Inc.(11)	Radio Broadcasting
		LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.50%, Secured Debt (Maturity—March 31, 2016)(9)	2,902	2,873	2,977

Ravago Holdings America, Inc.(11)	Polymers Distributor
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity—December 20, 2020)(9)	6,250	6,188	6,266

Relativity Media, LLC(10)	Full-scale Film and Television Production and Distribution
		10.00% Secured Debt (Maturity—May 24, 2015)	5,787	5,739	6,026
		15.00% PIK Secured Debt (Maturity—May 24, 2015)	6,370	6,189	6,449
		Class A Units (260,194 units)		292	1,521

				12,220	13,996

Sabre Industries, Inc.(11)	Manufacturer of Telecom Structures and Equipment
		LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 5.75%, Secured Debt (Maturity—August 24, 2018)(9)	2,975	2,948	2,975

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2013

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

SAExploration, Inc.(10)(13)	Geophysical Services Provider
		11.00% Current / 2.50% PIK Secured Debt (Maturity—November 28, 2016)	8,075	8,173	8,075
		Common Stock (6,186 shares)(8)		65	55

				8,238	8,130

SCE Partners, LLC(10)	Hotel & Casino Operator
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—August 8, 2019)(9)	7,500	7,429	6,975

Sotera Defense Solutions, Inc.(11)	Defense Industry Intelligence Services
		LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.50%, Secured Debt (Maturity—April 21, 2017)(9)	11,651	11,086	10,486

Sourcehov LLC(11)	Business Process Services
		LIBOR Plus 7.50% (Floor 1.25%), Current Coupon 8.75%, Secured Debt (Maturity—April 30, 2019)(9)	1,500	1,486	1,523

Sutherland Global Services, Inc.(11)	Business Process Outsourcing Provider
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity—March 6, 2019)(9)	6,738	6,619	6,754

Synagro Infrastructure Company, Inc(11)	Waste Management Services
		LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity—August 22, 2020)(9)	6,983	6,849	6,924

Targus Group International(11)	Protective Cases for Mobile Devices
		LIBOR Plus 9.50% (Floor 1.50%), Current Coupon 11.00% / 1.00% PIK, Current Coupon Plus PIK 12.00%, Secured Debt (Maturity—May 24, 2016)(9)	4,426	4,445	3,696

Technimark LLC(11)	Injection Molding
		LIBOR Plus 4.25% (Floor 1.25%), Current Coupon 5.50%, Secured Debt (Maturity—April 17, 2019)(9)	3,734	3,701	3,753

TeleGuam Holdings, LLC(11)	Cable and Telecom Services Provider
		LIBOR Plus 4.00% (Floor 1.25%), Current Coupon 5.25%, Secured Debt (Maturity—December 10, 2018)(9)	6,965	6,933	6,948
		LIBOR Plus 7.50% (Floor 1.25%), Current Coupon 8.75%, Secured Debt (Maturity—June 10, 2019)(9)	2,500	2,477	2,513

				9,410	9,461

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2013

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Templar Energy LLC(11)	Oil & Gas Exploration & Production
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—November 25, 2020)(9)	3,000	2,941	3,017

Tervita Corporation(11)(13)	Oil and Gas Environmental Services
		LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity—May 15, 2018)(9)	5,474	5,427	5,507

The Tennis Channel, Inc.(10)	Television-Based Sports Broadcasting
		Warrants (144,316 equivalent shares)		235	301

The Topps Company, Inc.(11)	Trading Cards & Confectionary
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity—October 2, 2018)(9)	2,000	1,981	2,005

ThermaSys Corporation(11)	Manufacturer of Industrial Heat Exchanges
		LIBOR Plus 4.00% (Floor 1.25%), Current Coupon 5.25%, Secured Debt (Maturity—May 3, 2019)(9)	6,395	6,336	6,326

Therakos, Inc.(11)	Immune System Disease Treatment
		LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity—December 27, 2017)(9)	6,446	6,314	6,470

Totes Isotoner Corporation(11)	Weather Accessory Retail
		LIBOR Plus 5.75% (Floor 1.50%), Current Coupon 7.25%, Secured Debt (Maturity—July 7, 2017)(9)	4,275	4,228	4,299

Travel Leaders Group, LLC(11)	Travel Agency Network Provider
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—December 5, 2018)(9)	7,500	7,352	7,406

UniTek Global Services, Inc.(11)	Provider of Outsourced Infrastructure Services
		LIBOR Plus 9.50% (Floor 1.50%), Current Coupon 11.00% / 4.00% PIK, Current Coupon Plus PIK 15.00%, Secured Debt (Maturity—April 15, 2018)(9)	10,034	9,328	10,016
		Warrants (267,302 equivalent shares)		466	450

				9,794	10,466

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2013

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Universal Fiber Systems, LLC(10)	Manufacturer of Synthetic Fibers
		LIBOR Plus 5.75% (Floor 1.75%), Current Coupon 7.50%, Secured Debt (Maturity—June 26, 2015)(9)	10,192	10,141	10,243

US Xpress Enterprises, Inc.(11)	Truckload Carrier
		LIBOR Plus 7.88% (Floor 1.50%), Current Coupon 9.38%, Secured Debt (Maturity—November 13, 2016)(9)	6,078	5,985	6,048

Vantage Oncology, LLC(11)	Outpatient Radiation Oncology Treatment Centers
		9.50% Secured Bond (Maturity—August 7, 2017)	7,000	7,000	7,175

Virtex Enterprises, LP(10)	Specialty, Full-Service Provider of Complex Electronic Manufacturing Services
		12.00% Secured Debt (Maturity—December 27, 2018)	1,667	1,612	1,612
		Preferred Class A Units (14 shares; 5% cumulative)(8)		327	327
		Warrants (11 equivalent units)		22	22

				1,961	1,961

Visant Corporation(11)	School Affinity Stores
		LIBOR Plus 4.00% (Floor 1.25%), Current Coupon 5.25%, Secured Debt (Maturity—December 22, 2016)(9)	3,882	3,882	3,837

Vision Solutions, Inc.(11)	Provider of Information Availability Software
		LIBOR Plus 4.50% (Floor 1.50%), Current Coupon 6.00%, Secured Debt (Maturity—July 23, 2016)(9)	2,348	2,235	2,347
		LIBOR Plus 8.00% (Floor 1.50%), Current Coupon 9.50%, Secured Debt (Maturity—July 23, 2017)(9)	5,000	4,969	5,050

				7,204	7,397

Walker & Dunlop Inc.(11)(13)	Real Estate Financial Services
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity—December 20, 2020)(9)	4,250	4,208	4,229

Western Dental Services, Inc.(11)	Dental Care Services
		LIBOR Plus 7.00% (Floor 1.25%), Current Coupon 8.25%, Secured Debt (Maturity—November 1, 2018)(9)	4,950	4,825	4,996

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2013

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Willbros Group, Inc.(11)(13)	Engineering and Construction Contractor
		LIBOR Plus 9.75% (Floor 1.25%), Current Coupon 11.00%, Secured Debt (Maturity—August 5, 2019)(9)	2,993	2,893	3,037

Wilton Brands LLC(11)	Specialty Housewares Retailer
		LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity—August 30, 2018)(9)	1,875	1,844	1,792

Wireco Worldgroup Inc.(11)	Manufacturer of Synthetic Lifting Products
		LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity—February 15, 2017)(9)	2,469	2,451	2,492

YP Holdings LLC(11)	Online and Offline Advertising Operator
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity—June 4, 2018)(9)	2,800	2,737	2,834

Zilliant Incorporated	Price Optimization and Margin Management Solutions
		12% Secured Debt (Maturity—June 15, 2017)	8,000	7,056	7,056
		Warrants (952,500 equivalent shares)		1,071	1,071

				8,127	8,127

Subtotal Non-Control/Non-Affiliate Investments (50.9% of total investments at fair value)				643,068	661,102

Total Portfolio Investments, December 31, 2013				1,163,071	1,286,188

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

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

(1)
All investments are Lower Middle Market portfolio investments, unless otherwise noted. All of the Company's assets are encumbered either as security for the Company's credit agreement or in support of the SBA-guaranteed debentures issued by the Funds.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

NOTE A—ORGANIZATION AND BASIS OF PRESENTATION

1.     Organization

        Main Street Capital Corporation ("MSCC") was formed in March 2007 for the purpose of (i) acquiring 100% of the equity interests of Main Street Mezzanine Fund, LP ("MSMF") and its general partner, Main Street Mezzanine Management, LLC, (ii) acquiring 100% of the equity interests of Main Street Capital Partners, LLC (the "Internal Investment Manager"), (iii) raising capital in an initial public offering, which was completed in October 2007 (the "IPO"), and (iv) thereafter operating as an internally managed business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). MSMF is licensed as a Small Business Investment Company ("SBIC") by the United States Small Business Administration ("SBA") and the Internal Investment Manager acts as MSMF's manager and investment adviser. Because the Internal Investment Manager, which employs all of the executive officers and other employees of MSCC, is wholly owned by MSCC, MSCC does not pay any external investment advisory fees but instead incurs the operating costs associated with employing investment and portfolio management professionals through the Internal Investment Manager. The IPO and related transactions discussed above were consummated in October 2007 and are collectively termed the "Formation Transactions."

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

        MSC Adviser I, LLC (the "External Investment Manager" and, together with the Internal Investment Manager, the "Investment Managers") was formed in November 2013 as a wholly owned subsidiary of MSCC to provide investment management and other services to parties other than MSCC and its subsidiaries ("External Parties") and receive fee income for such services. MSCC has been granted no-action relief by the Securities and Exchange Commission ("SEC") to allow the External Investment Manager to register as a registered investment adviser ("RIA") under Investment Advisers Act of 1940, as amended (the "Advisers Act"). The External Investment Manager is accounted for as a portfolio investment of MSCC, since the External Investment Manager conducts all of its investment management activities for parties outside of MSCC and its consolidated subsidiaries.

        MSCC has elected to be treated for federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, MSCC generally will not pay corporate-level federal income taxes on any net ordinary income or capital gains that it distributes to its stockholders.

        MSCC has direct and indirect wholly owned subsidiaries that have elected to be taxable entities (the "Taxable Subsidiaries"). The primary purpose of these entities is to hold certain investments that generate "pass through" income for tax purposes. Each of the Investment Managers is also a direct

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE A—ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

2.     Basis of Presentation

        Main Street's financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For each of the periods presented herein, Main Street's consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries (which, as noted above and discussed in detail below, include the Funds and the Taxable Subsidiaries and, beginning April 1, 2013, include the Internal Investment Manager which was previously treated as a portfolio investment). The Investment Portfolio, as used herein, refers to all of Main Street's investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments, the investment in the External Investment Manager and, for all periods up to and including March 31, 2013, the investment in the Internal Investment Manager, but excludes all "Marketable securities and idle funds investments", and, for all periods after March 31, 2013, the Investment Portfolio also excludes the investment in the Internal Investment Manager (see Note C—Fair Value Hierarchy for Investments and Debentures—Portfolio Composition—Portfolio Investment Composition for additional discussion of Main Street's Investment Portfolio and definitions for the terms LMM, Middle Market, Private Loan and Other Portfolio). For all periods up to and including the period ending March 31, 2013, the Internal Investment Manager was accounted for as a portfolio investment (see Note D) and was not consolidated with MSCC and its consolidated subsidiaries. For all periods after March 31, 2013, the Internal Investment Manager is consolidated with MSCC and its other consolidated subsidiaries. "Marketable securities and idle funds investments" are classified as financial instruments and are reported separately on Main Street's Consolidated Balance Sheets and Consolidated Schedules of Investments due to the nature of such investments (see Note B.11.). Main Street's results of operations for the three and nine months ended September 30, 2014 and 2013, cash flows for the nine months ended September 30, 2014 and 2013, and financial position as of September 30, 2014 and December 31, 2013, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current presentation, including reclassifying the expenses charged to the External Investment Manager.

        The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE A—ORGANIZATION AND BASIS OF PRESENTATION (Continued)

for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2013. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

        Under the 1940 Act, the regulations pursuant to Article 6 of Regulation S-X and Accounting Standards Codification ("Codification" or "ASC") 946, Financial Services—Investment Companies ("ASC 946"), Main Street is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company. An exception to this general principle in ASC 946 occurs if Main Street holds a controlling interest in an operating company that provides all or substantially all of its services directly to Main Street or to its portfolio companies. None of the portfolio investments made by Main Street qualify for this exception, including the investment in the External Investment Manager, except as discussed below with respect to the Internal Investment Manager. Therefore, Main Street's Investment Portfolio is carried on the balance sheet at fair value, as discussed further in Note B, with any adjustments to fair value recognized as "Net Change in Unrealized Appreciation (Depreciation)" on the Consolidated Statements of Operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a "Net Realized Gain (Loss)." For all periods prior to and including March 31, 2013, the Internal Investment Manager was accounted for as a portfolio investment and included as part of the Investment Portfolio in the consolidated financial statements of Main Street (see Note D for further discussion of the Internal Investment Manager). The Internal Investment Manager was consolidated with MSCC and its other consolidated subsidiaries prospectively beginning April 1, 2013 as the controlled operating subsidiary is providing substantially all of its services directly or indirectly to Main Street or its portfolio companies.

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

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.     Valuation of the Investment Portfolio

        Main Street accounts for its Investment Portfolio at fair value. As a result, Main Street follows the provisions of the Financial Accounting Standards Board ("FASB") ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

enhances disclosure requirements for fair value measurements. ASC 820 requires Main Street to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact.

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

        LMM investments and Other Portfolio investments generally have no established trading market while Middle Market securities generally have established markets that are not active. Private Loan investments may include investments which have no established trading market or have established markets that are not active. Main Street determines in good faith the fair value of its Investment Portfolio pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by its Board of Directors and in accordance with the 1940 Act. Main Street's valuation policies and processes are intended to provide a consistent basis for determining the fair value of the portfolio.

        For LMM portfolio investments, Main Street generally reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process by using an enterprise value waterfall ("Waterfall") for its LMM equity investments and an income approach using a yield-to-maturity model ("Yield-to-Maturity") for its LMM debt investments. For Middle Market portfolio investments, Main Street primarily uses observable inputs such as quoted prices in the valuation process. Main Street determines the appropriateness of the use of third-party broker quotes, if any, in determining fair value based on its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company and other market indices. For Middle Market and Private Loan portfolio investments in debt securities for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value the investment in a current hypothetical sale using the Yield-to-Maturity valuation method. For its Other Portfolio equity investments, Main Street generally calculates the fair value of the investment primarily based on the net asset value ("NAV") of the fund. All of the valuation approaches for Main Street's portfolio investments estimate the value of the investment as if Main Street were to sell, or exit, the investment as of the measurement date.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Under the Waterfall valuation method, Main Street estimates the enterprise value of a portfolio company using a combination of market and income approaches or other appropriate valuation methods, such as considering recent transactions in the equity securities of the portfolio company or third-party valuations of the portfolio company, and then performs a waterfall calculation by using the enterprise value over the portfolio company's securities in order of their preference relative to one another. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization ("EBITDA"), cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, Main Street analyzes various factors including the portfolio company's historical and projected financial results. The operating results of a portfolio company may include unaudited, projected, budgeted or pro forma financial information and may require adjustments for non-recurring items or to normalize the operating results that may require significant judgment in its determination. In addition, projecting future financial results requires significant judgment regarding future growth assumptions. In evaluating the operating results, Main Street also analyzes the impact of exposure to litigation, loss of customers or other contingencies. After determining the appropriate enterprise value, Main Street allocates the enterprise value to investments in order of the legal priority of the various components of the portfolio company's capital structure. In applying the Waterfall valuation method, Main Street assumes the loans are paid off at the principal amount in a change in control transaction and are not assumed by the buyer, which Main Street believes is consistent with its past transaction history and standard industry practices.

        These valuation approaches consider the value associated with Main Street's ability to control the capital structure of the portfolio company, as well as the timing of a potential exit. For valuation purposes, "control" portfolio investments are composed of debt and equity securities in companies for which Main Street has a controlling interest in the equity ownership of the portfolio company or the ability to nominate a majority of the portfolio company's board of directors. For valuation purposes, "non-control" portfolio investments are generally composed of debt and equity securities in companies for which Main Street does not have a controlling interest in the equity ownership of the portfolio company or the ability to nominate a majority of the portfolio company's board of directors.

        Under the Yield-to-Maturity valuation method, Main Street also uses the income approach to determine the fair value of debt securities based on projections of the discounted future free cash flows that the debt security will likely generate, including analyzing the discounted cash flows of interest and principal amounts for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of the portfolio investments. Main Street's estimate of the expected repayment date of its debt securities is generally the legal maturity date of the instrument, as Main Street generally intends to hold its loans and debt securities to maturity. The Yield-to-Maturity analysis also considers changes in leverage levels, credit quality, portfolio company performance and other factors. Main Street will generally use the value determined by the Yield-to-Maturity analysis as the fair value for that security; however, because of Main Street's general intent to hold its loans to maturity, the fair value will not exceed the principal amount of the debt security valued using the Yield-to-Maturity valuation method. A change in the assumptions that Main Street uses to estimate the

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

fair value of its debt securities using the Yield-to-Maturity valuation method could have a material impact on the determination of fair value. If there is deterioration in credit quality or if a debt security is in workout status, Main Street may consider other factors in determining the fair value of the debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis.

        Under the NAV valuation method, for an investment in an investment fund that does not have a readily determinable fair value, Main Street measures the fair value of the investment predominately based on the NAV of the investment fund as of the measurement date. However, in determining the fair value of the investment, Main Street may consider whether adjustments to the NAV are necessary in certain circumstances, based on the analysis of any restrictions on redemption of Main Street's investment as of the measurement date, recent actual sales or redemptions of interests in the investment fund, and expected future cash flows available to equity holders, including the rate of return on those cash flows compared to an implied market return on equity required by market participants, or other uncertainties surrounding Main Street's ability to realize the full NAV of its interests in the investment fund.

        Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on its investments in each LMM portfolio company quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent advisor is generally consulted relative to Main Street's investments in each LMM portfolio company at least once every calendar year, and for Main Street's investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent advisor on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with its independent advisor in arriving at Main Street's determination of fair value on its investments in a total of 42 LMM portfolio companies for the nine months ended September 30, 2014, representing approximately 74% of the total LMM portfolio at fair value as of September 30, 2014, and on a total of 44 LMM portfolio companies for the nine months ended September 30, 2013, representing approximately 66% of the total LMM portfolio at fair value as of September 30, 2013. Excluding Main Street's investments in LMM portfolio companies that were not reviewed because their equity is publicly traded or they had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment as of September 30, 2014 and 2013, as applicable, the percentage of the LMM portfolio reviewed for the nine months ended September 30, 2014 and 2013 was 83% and 82% of total LMM portfolio at fair value as of September 30, 2014 and 2013, respectively.

        For valuation purposes, all of Main Street's Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value its Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and its Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method.

        For valuation purposes, all of Main Street's Private Loan portfolio investments are non-control investments. For Private Loan portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value its Private Loan debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and its Private Loan equity investments in a current hypothetical sale using the Waterfall valuation method.

        For valuation purposes, all of Main Street's Other Portfolio investments are non-control investments. Main Street's Other Portfolio investments comprised 4.1% and 3.3%, respectively, of Main Street's Investment Portfolio at fair value as of September 30, 2014 and December 31, 2013. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of its investments using the NAV valuation method. For Other Portfolio debt investments, Main Street determines the fair value of these investments through obtaining third-party quotes or other independent pricing to the extent the use of these inputs are available and appropriate to determine fair value. For Other Portfolio debt investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value its Other Portfolio debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method.

        For valuation purposes, Main Street's investment in the External Investment Manager is a control investment. Market quotations are not readily available for this investment, and as a result, Main Street determines the fair value of the External Investment Manager using the Waterfall methodology under the market approach. In estimating the enterprise value, Main Street analyzes various factors, including the entity's historical and projected financial results, as well as its size, marketability and performance relative to the population of market multiples. This valuation approach estimates the value of the investment as if Main Street were to sell, or exit, the investment. In addition, Main Street considers the value associated with Main Street's ability to control the capital structure of the company, as well as the timing of a potential exit.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Main Street uses a standard internal portfolio investment rating system in connection with its investment oversight, portfolio management and analysis and investment valuation procedures for its LMM portfolio companies. This system takes into account both quantitative and qualitative factors of the LMM portfolio company and the investments held therein.

        The Board of Directors of Main Street has the final responsibility for reviewing and approving, in good faith, Main Street's determination of the fair value for its Investment Portfolio, as well as its valuation procedures, consistent with the 1940 Act requirements. Main Street believes its Investment Portfolio as of September 30, 2014 and December 31, 2013 approximates fair value as of those dates based on the markets in which Main Street operates and other conditions in existence on those reporting dates.

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

        At September 30, 2014, cash balances totaling $20.8 million exceeded FDIC insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company's cash deposits are held at large, established, high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

4.     Marketable Securities and Idle Funds Investments

        Marketable securities and idle funds investments include intermediate-term secured debt investments, independently rated debt investments and publicly traded debt and equity investments.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Main Street holds debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind ("PIK") interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed. To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when it is determined that such PIK interest and dividends in arrears are no longer collectible. For the three months ended September 30, 2014 and 2013, (i) approximately 2.5% and 3.9%, respectively, of Main Street's total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.8% and 1.8%, respectively, of Main Street's total investment income was attributable to cumulative dividend income not paid currently in cash. For the nine months ended September 30, 2014 and 2013, (i) approximately 3.9% and 4.2%, respectively, of Main Street's total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.4% and 1.2%, respectively, of Main Street's total investment income was attributable to cumulative dividend income not paid currently in cash.

        As of September 30, 2014, Main Street had three investments on non-accrual status, which comprised approximately 1.2% of the total Investment Portfolio at fair value and 3.9% of the total Investment Portfolio at cost, and no fully impaired investments. As of December 31, 2013, Main Street had two investments on non-accrual status, which comprised approximately 2.3% of the total Investment Portfolio at fair value and 4.7% of the total Investment Portfolio at cost, and no fully impaired investments.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

services that do not meet these criteria are treated as debt origination fees and are deferred and accreted into interest income over the life of the financing.

        A presentation of the investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Interest, fee and dividend income:
Interest income	$27,669	$24,736	$81,332	$69,081
Dividend income	5,935	3,333	15,411	8,948
Fee income	2,627	1,198	4,704	4,002

Total interest, fee and dividend income	$36,231	$29,267	$101,447	$82,031

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

        Deferred financing costs also include commitment fees and other costs related to Main Street's multi-year investment credit facility (the "Credit Facility", as discussed further in Note F). These costs have been capitalized and are amortized into interest expense over the term of the Credit Facility.

7.     Unearned Income—Debt Origination Fees and Original Issue Discount and Discounts / Premiums to Par Value

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        To maintain RIC tax treatment (as discussed below in Note B.9.), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected them. For the three months ended September 30, 2014 and 2013, approximately 2.3% and 3.7%, respectively, of Main Street's total investment income was attributable to interest income from the accretion of discounts, net of any premium reduction, associated with debt investments. For the nine months ended September 30, 2014 and 2013, approximately 3.4% and 3.3%, respectively, of Main Street's total investment income was attributable to interest income from the accretion of discounts, net of any premium reduction, associated with debt investments.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

investments. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in Main Street's consolidated financial statements.

        The Internal Investment Manager has elected, for tax purposes, to be treated as a taxable entity, is not consolidated with Main Street for income tax purposes and is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. The Internal Investment Manager elected to be treated as a taxable entity to enable it to receive fee income and to allow MSCC to continue to comply with the "source income" requirements contained in the RIC tax provisions of the Code. The taxable income, or loss, of the Internal Investment Manager may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. Through March 31, 2013, the Internal Investment Manager provided for any income tax expense, or benefit, and any related tax assets or liabilities, in its separate financial statements. Beginning April 1, 2013, the Internal Investment Manager is included in Main Street's consolidated financial statements and reflected as a consolidated subsidiary and any income tax expense, or benefit, and any related tax assets and liabilities, are reflected in Main Street's consolidated financial statements.

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

11.   Fair Value of Financial Instruments

        Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Main Street believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables, payables and other liabilities

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

approximate the fair values of such items due to the short term nature of these instruments. Marketable securities and idle funds investments may include investments in certificates of deposit, U.S. government agency securities, independently rated debt investments, diversified bond funds and publicly traded debt and equity investments and the fair value determination for these investments under the provisions of ASC 820 generally consists of Level 1 and 2 observable inputs, similar in nature to those discussed further in Note C.

        As part of the Exchange Offer, Main Street elected the fair value option under ASC 825, Financial Instruments ("ASC 825") relating to accounting for debt obligations at their fair value, for the MSC II SBIC debentures acquired (the "Acquired Debentures") as part of the acquisition accounting related to the Exchange Offer and values those obligations as discussed further in Note C. In order to provide for a more consistent basis of presentation, Main Street has continued to elect the fair value option for SBIC debentures issued by MSC II subsequent to the Exchange Offer. When the fair value option is elected for a given SBIC debenture, the deferred loan costs associated with the debenture are fully expensed in the current period to "Net Change in Unrealized Appreciation (Depreciation)—SBIC debentures" as part of the fair value adjustment. Interest incurred in connection with SBIC debentures which are valued at fair value is included in interest expense.

12.   Earnings per Share

        Basic and diluted per share calculations are computed utilizing the weighted average number of shares of common stock outstanding for the period. Main Street adopted the amended guidance in ASC 260, Earnings Per Share, and based on the guidance, the unvested shares of restricted stock awarded pursuant to Main Street's equity compensation plans are participating securities and are included in the basic earnings per share calculation. As a result, for all periods presented, there is no difference between diluted earnings per share and basic earnings per share amounts.

13.   Recently Issued or Adopted Accounting Standards

        In February 2013, the FASB issued Accounting Standards Update ("ASU") 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date ("ASU 2013-04"). ASU 2013-04 provides additional guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. Public companies are required to apply ASU 2013-04 prospectively for interim and annual reporting periods beginning after December 15, 2013. The adoption of this standard did not have a material effect on Main Street's consolidated financial statements.

        In June 2013, the FASB issued ASU 2013-08, Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements ("ASU 2013-08"). ASU 2013-08 amends the criteria that define an investment company, clarifies the measurement guidance and requires certain additional disclosures. Public companies are required to apply ASU 2013-08 prospectively for interim and annual reporting periods beginning after December 15, 2013. The adoption of this standard did not have a material effect on Main Street's consolidated financial statements.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 provides guidance on the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists as of the reporting date. The update is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The adoption of this standard did not have a material effect on Main Street's consolidated financial statements.

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

NOTE C—FAIR VALUE HIERARCHY FOR INVESTMENTS AND DEBENTURES—PORTFOLIO COMPOSITION

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE C—FAIR VALUE HIERARCHY FOR INVESTMENTS AND DEBENTURES—PORTFOLIO COMPOSITION (Continued)

        Investments recorded on Main Street's balance sheet are categorized based on the inputs to the valuation techniques as follows:

          Level 1—Investments whose values are based on unadjusted quoted prices for identical assets in an active market that Main Street has the ability to access (examples include investments in active exchange-traded equity securities and investments in most U.S. government and agency securities).

          Level 2—Investments whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the investment. Level 2 inputs include the following:

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

          Level 3—Investments whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (for example, investments in illiquid securities issued by private companies). These inputs reflect management's own assumptions about the assumptions a market participant would use in pricing the investment.

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

        As of September 30, 2014 and December 31, 2013, all except for one of Main Street's LMM portfolio investments consisted of illiquid securities issued by private companies. The remaining investment was a publicly traded equity security. As a result, the fair value determination for the LMM

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE C—FAIR VALUE HIERARCHY FOR INVESTMENTS AND DEBENTURES—PORTFOLIO COMPOSITION (Continued)

portfolio investments primarily consisted of unobservable inputs. The fair value determination for the publicly traded equity security consisted of observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value. As a result, all of Main Street's LMM portfolio investments were categorized as Level 3 as of September 30, 2014 and December 31, 2013, except for the one publicly traded equity security which was categorized as Level 2.

        As of September 30, 2014, Main Street's Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Middle Market portfolio investments were categorized as Level 3 as of September 30, 2014. As of December 31, 2013, Main Street's Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value of these investments, observable inputs in the non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, a portion of Main Street's Middle Market portfolio investments were categorized as Level 2 as of December 31, 2013. For those Middle Market portfolio investments for which sufficient observable inputs were not available to determine fair value of the investments, Main Street categorized such investments as Level 3 as of December 31, 2013.

        As of September 30, 2014 and December 31, 2013, Main Street's Private Loan portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Private Loan portfolio investments were categorized as Level 3 as of September 30, 2014 and December 31, 2013.

        As of December 31, 2013, Main Street's Other Portfolio debt investments consisted of investments in secured debt investments. The fair value determination for Other Portfolio debt investments consisted of observable inputs in non-active markets and, as such, were categorized as Level 2 as of December 31, 2013. There were no Other Portfolio debt investments as of September 30, 2014.

        As of September 30, 2014 and December 31, 2013, Main Street's Other Portfolio equity investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street's Other Portfolio equity investments were categorized as Level 3 as of September 30, 2014 and December 31, 2013.

        As of September 30, 2014 and December 31, 2013, Main Street's Marketable securities and idle funds investments consisted primarily of investments in publicly traded debt and equity investments. The fair value determination for these investments consisted of a combination of observable inputs in active markets for which sufficient observable inputs were available to determine the fair value of these

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE C—FAIR VALUE HIERARCHY FOR INVESTMENTS AND DEBENTURES—PORTFOLIO COMPOSITION (Continued)

investments. As a result, all of Main Street's Marketable securities and idle funds investments were categorized as Level 1 as of September 30, 2014 and December 31, 2013.

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

  •
  Contractual rights, obligations or restrictions associated with the investment; and

  •
  Other factors deemed relevant.

        The significant unobservable inputs used in the fair value measurement of Main Street's LMM equity securities, which are generally valued through an average of the discounted cash flow technique and the market comparable/enterprise value technique (unless one of these approaches is determined to not be appropriate), are (i) EBITDA multiples and (ii) the weighted average cost of capital ("WACC"). Significant increases (decreases) in EBITDA multiple inputs in isolation would result in a significantly higher (lower) fair value measurement. On the contrary, significant increases (decreases) in WACC inputs in isolation would result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of Main Street's LMM, Middle Market, Private Loan and Other Portfolio debt securities are (i) risk adjusted discount rates used in the

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE C—FAIR VALUE HIERARCHY FOR INVESTMENTS AND DEBENTURES—PORTFOLIO COMPOSITION (Continued)

Yield-to-Maturity valuation technique (described in Note B.1.—Valuation of the Investment Portfolio) and (ii) the percentage of expected principal recovery. Significant increases (decreases) in any of these discount rates in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in any of these expected principal recovery percentages in isolation would result in a significantly higher (lower) fair value measurement. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral and fair values as determined by independent third parties, which are not presented in the tables below.

        The following table provides a summary of the significant unobservable inputs used to fair value Main Street's Level 3 portfolio investments as of September 30, 2014:

Type of Investment	Fair Value as of September 30, 2014 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)
Equity investments	$376,569	Discounted cash flow	Weighted average cost of capital	10.4% - 22.3%	13.8%
		Market comparable / Enterprise Value	EBITDA multiple(1)	4.0x - 7.8x(2)	6.2x
Debt investments	504,309	Discounted cash flow	Risk adjusted discount factor	7.7% - 15.9%(2)	12.9%
			Expected principal recovery percentage	62.1% - 100.0%	99.5%
Debt investments	597,136	Market approach	Third party quote	76.4 - 103.0

Total Level 3 investments	$1,478,014

(1)
EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

(2)
Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 4.0x - 17.5x and the range for risk adjusted discount factor is 6.0% - 28.3%.

(3)
Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE C—FAIR VALUE HIERARCHY FOR INVESTMENTS AND DEBENTURES—PORTFOLIO COMPOSITION (Continued)

        The following table provides a summary of the significant unobservable inputs used to fair value Main Street's Level 3 portfolio investments as of December 31, 2013:

Type of Investment	Fair Value as of December 31, 2013 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)
Equity investments	$307,322	Discounted cash flow	Weighted average cost of capital	11.1% - 19.0%	14.3%
		Market comparable / Enterprise Value	EBITDA multiple(1)	4.0x - 7.2x(2)	6.0x
Debt investments	467,396	Discounted cash flow	Risk adjusted discount factor	6.5% - 26.4%(2)	14.3%
			Expected principal recovery percentage	66.9% - 100.0%	97.8%
Debt investments	430,172	Market approach	Third party quote	82.3 - 102.9

Total Level 3 investments	$1,204,890

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

        The following table provides a summary of changes in fair value of Main Street's Level 3 portfolio investments for the nine months ended September 30, 2014 (amounts in thousands). All transfers that occurred between fair value hierarchy levels during the nine months ended September 30, 2014 were transfers out of Level 2 into Level 3. Net unrealized appreciation (depreciation) is included in the Net change in unrealized appreciation (depreciation)—portfolio investments on the Consolidated Statements of Operations.

Type of Investment	Fair Value as of December 31, 2013	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other	Fair Value as of September 30, 2014
Debt	$897,568	$55,102	$(411,801)	$575,644	$6,811	$(19,144)	$(2,738)	$1,101,442
Equity	270,764	—	(12,305)	41,338	1,050	53,616	2,078	356,541
Equity Warrant	36,558	—	(650)	771	(9,800)	(6,931)	83	20,031

	$1,204,890	$55,102	$(424,756)	$617,753	$(1,939)	$27,541	$(577)	$1,478,014

(1)
Includes the impact of non-cash conversions.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE C—FAIR VALUE HIERARCHY FOR INVESTMENTS AND DEBENTURES—PORTFOLIO COMPOSITION (Continued)

        The following table provides a summary of changes in fair value of Main Street's Level 3 portfolio investments for the nine months ended September 30, 2013 (amounts in thousands). All transfers that occurred between fair value hierarchy levels during the nine months ended September 30, 2013 were transfers out of Level 2 into Level 3. Net unrealized appreciation (depreciation) is included in the Net change in unrealized appreciation (depreciation)—portfolio investments on the Consolidated Statements of Operations.

Type of Investment	Fair Value as of December 31, 2012	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments(1)	New Investments(1)	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of September 30, 2013
Debt	$477,272	$4,992	$(162,560)	$415,068	$841	$(2,007)	$2,463	$736,069
Equity	191,764	—	16	33,713	4	24,521	1,839	251,857
Equity Warrant	28,595	—	(1,051)	8,946	(470)	4,694	(1,633)	39,081

	$697,631	$4,992	$(163,595)	$457,727	$375	$27,208	$2,669	$1,027,007

(1)
Includes the impact of non-cash conversions.

        As of September 30, 2014 and December 31, 2013, the fair value determination for the SBIC debentures recorded at fair value primarily consisted of unobservable inputs. As a result, the SBIC debentures which are recorded at fair value were categorized as Level 3. Main Street determines the fair value of these instruments primarily using a Yield-to-Maturity approach that analyzes the discounted cash flows of interest and principal for each SBIC debenture recorded at fair value based on estimated market interest rates for debt instruments of similar structure, terms, and maturity. Main Street's estimate of the expected repayment date of principal for each SBIC debenture recorded at fair value is the legal maturity date of the instrument.

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

        During September 2014, Main Street received an investment grade credit rating of BBB with a stable outlook. This rating was included in our analysis of the estimated market rates which are used as inputs in the valuation of the SBIC debentures and affected the range of these inputs in comparison to previous periods. The following table provides a summary of the significant unobservable inputs used to fair value Main Street's Level 3 SBIC debentures as of September 30, 2014 (amounts in thousands):

Type of Instrument	Fair Value as of September 30, 2014 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC debentures	$72,829	Discounted cash flow	Estimated market interest rates	4.5% - 6.1%	5.3%

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE C—FAIR VALUE HIERARCHY FOR INVESTMENTS AND DEBENTURES—PORTFOLIO COMPOSITION (Continued)

        The following table provides a summary of the significant unobservable inputs used to fair value Main Street's Level 3 SBIC debentures as of December 31, 2013 (amounts in thousands):

Type of Instrument	Fair Value as of December 31, 2013 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC debentures	$62,050	Discounted cash flow	Estimated market interest rates	8.5% - 9.1%	8.9%

        The following table provides a summary of changes for the Level 3 SBIC debentures recorded at fair value for the nine months ended September 30, 2014 (amounts in thousands):

Type of Instrument	Fair Value as of December 31, 2013	Repayments	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of September 30, 2014
SBIC debentures at fair value	$62,050	$—	$—	$10,779	$72,829

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE C—FAIR VALUE HIERARCHY FOR INVESTMENTS AND DEBENTURES—PORTFOLIO COMPOSITION (Continued)

        At September 30, 2014 and December 31, 2013, Main Street's investments and SBIC debentures at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
At September 30, 2014	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$680,974	$—	$10,020	$670,954
Middle Market portfolio investments	556,596	—	—	556,596
Private Loan portfolio investments	180,689	—	—	180,689
Other Portfolio investments	61,225	—	—	61,225
External Investment Manager	8,550	—	—	8,550

Total portfolio investments	1,488,034	—	10,020	1,478,014
Marketable securities and idle funds investments	9,207	9,207	—	—

Total investments	$1,497,241	$9,207	$10,020	$1,478,014

SBIC debentures at fair value	$72,829	$—	$—	$72,829

		Fair Value Measurements
		(in thousands)
At December 31, 2013	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$659,405	$—	$10,235	$649,170
Middle Market portfolio investments	471,458	—	69,063	402,395
Private Loan portfolio investments	111,463	—	—	111,463
Other Portfolio investments	42,798	—	2,000	40,798
External Investment Manager	1,064	—	—	1,064

Total portfolio investments	1,286,188	—	81,298	1,204,890
Marketable securities and idle funds investments	13,301	13,301	—	—

Total investments	$1,299,489	$13,301	$81,298	$1,204,890

SBIC debentures at fair value	$62,050	$—	$—	$62,050

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE C—FAIR VALUE HIERARCHY FOR INVESTMENTS AND DEBENTURES—PORTFOLIO COMPOSITION (Continued)

Portfolio Investment Composition

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

        Main Street's Private Loan ("Private Loan") portfolio investments primarily consist of investments in interest-bearing debt securities in companies that are consistent with the size of companies in its LMM portfolio or its Middle Market portfolio, but are investments which have been originated through strategic relationships with other investment funds on a collaborative basis. Main Street's Private Loan portfolio debt investments are generally secured by either a first or second priority lien on the assets of the company and typically have a term of between three and seven years from the original investment date.

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

        Main Street's external asset management business is conducted through its External Investment Manager. Main Street has entered into an agreement through the Internal Investment Manager to provide the External Investment Manager with asset management service support for HMS Income Fund, Inc. ("HMS Income"). Through this agreement, Main Street provides management and other services to the External Investment Manager, as well as access to Main Street's employees, infrastructure, business relationships, management expertise and capital raising capabilities. Beginning in the first quarter of 2014, Main Street charges the External Investment Manager for the use of these services, and Main Street's total expenses for the three and nine months ended September 30, 2014 include an offset to expenses of $0.6 million and $1.3 million, respectively, for the expenses charged to the External Investment Manager (see Note D for additional information). The External Investment

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE C—FAIR VALUE HIERARCHY FOR INVESTMENTS AND DEBENTURES—PORTFOLIO COMPOSITION (Continued)

Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed.

        Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three and nine months ended September 30, 2014 and 2013, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

        As of September 30, 2014, Main Street had debt and equity investments in 64 LMM portfolio companies with an aggregate fair value of approximately $681.0 million, with a total cost basis of approximately $544.1 million, and a weighted average annual effective yield on its LMM debt investments of approximately 13.5%. As of September 30, 2014, approximately 73% of Main Street's total LMM portfolio investments at cost were in the form of debt investments and approximately 86% of such debt investments at cost were secured by first priority liens on the assets of Main Street's LMM portfolio companies. At September 30, 2014, Main Street had equity ownership in approximately 94% of its LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 35%. As of December 31, 2013, Main Street had debt and equity investments in 62 LMM portfolio companies with an aggregate fair value of approximately $659.4 million, with a total cost basis of approximately $543.3 million, and a weighted average annual effective yield on its LMM debt investments of approximately 14.7%. As of December 31, 2013, approximately 76% of Main Street's total LMM portfolio investments at cost were in the form of debt investments and approximately 86% of such debt investments at cost were secured by first priority liens on the assets of Main Street's LMM portfolio companies. At December 31, 2013, Main Street had equity ownership in approximately 94% of its LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 33%. The weighted average annual yields were computed using the effective interest rates for all debt investments at cost as of September 30, 2014 and December 31, 2013, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status.

        As of September 30, 2014, Main Street had Middle Market portfolio investments in 86 companies, collectively totaling approximately $556.6 million in fair value with a total cost basis of approximately $561.0 million. The weighted average EBITDA for the 86 Middle Market portfolio companies was approximately $67.9 million as of September 30, 2014. As of September 30, 2014, substantially all of Main Street's Middle Market portfolio investments were in the form of debt investments and approximately 90% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on Main Street's Middle Market portfolio debt investments was approximately 7.5% as of September 30, 2014. As of December 31, 2013, Main Street had Middle Market portfolio investments in 92 companies, collectively totaling approximately $471.5 million in fair value with a total cost basis of approximately $468.3 million. The weighted average EBITDA for the 92 Middle Market portfolio companies was approximately $79.0 million as of December 31, 2013. As of December 31, 2013, substantially all of its Middle Market portfolio

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE C—FAIR VALUE HIERARCHY FOR INVESTMENTS AND DEBENTURES—PORTFOLIO COMPOSITION (Continued)

investments were in the form of debt investments and approximately 92% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on Main Street's Middle Market portfolio debt investments was approximately 7.8% as of December 31, 2013. The weighted average annual yields were computed using the effective interest rates for all debt investments at cost as of September 30, 2014 and December 31, 2013, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status.

        As of September 30, 2014, Main Street had Private Loan portfolio investments in 26 companies, collectively totaling approximately $180.7 million in fair value with a total cost basis of approximately $188.1 million. The weighted average EBITDA for the 26 Private Loan portfolio companies was approximately $13.6 million as of September 30, 2014. As of September 30, 2014, approximately 97% of Main Street's Private Loan portfolio investments were in the form of debt investments and approximately 86% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on Main Street's Private Loan portfolio debt investments was approximately 10.4% as of September 30, 2014. As of December 31, 2013, Main Street had Private Loan portfolio investments in 15 companies, collectively totaling approximately $111.5 million in fair value with a total cost basis of approximately $111.3 million. The weighted average EBITDA for the 15 Private Loan portfolio companies was approximately $18.4 million as of December 31, 2013. As of December 31, 2013, approximately 95% of its Private Loan portfolio investments were in the form of debt investments and approximately 98% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on Main Street's Private Loan portfolio debt investments was approximately 11.3% as of December 31, 2013. The weighted average annual yields were computed using the effective interest rates for all debt investments at cost as of September 30, 2014 and December 31, 2013, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status.

        As of September 30, 2014, Main Street had Other Portfolio investments in six companies, collectively totaling approximately $61.2 million in fair value and approximately $54.7 million in cost basis and which comprised 4.1% of Main Street's Investment Portfolio at fair value as of September 30, 2014. As of December 31, 2013, Main Street had Other Portfolio investments in six companies, collectively totaling approximately $42.8 million in fair value and approximately $40.1 million in cost basis and which comprised 3.3% of Main Street's Investment Portfolio at fair value as of December 31, 2013.

        As discussed further above, Main Street holds an investment in the External Investment Manager, a wholly owned subsidiary that is treated as a portfolio investment. As of September 30, 2014, there was no cost basis in this investment and the investment had a fair value of $8.6 million, which comprised 0.6% of Main Street's Investment Portfolio at fair value. As of December 31, 2013, there was no cost basis in this investment and the investment had a fair value of $1.1 million, which comprised 0.1% of Main Street's Investment Portfolio at fair value.

        The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE C—FAIR VALUE HIERARCHY FOR INVESTMENTS AND DEBENTURES—PORTFOLIO COMPOSITION (Continued)

fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of September 30, 2014 and December 31, 2013 (this information excludes Other Portfolio investments and the External Investment Manager).

Cost:	September 30, 2014	December 31, 2013
First lien debt	77.3%	79.0%
Equity	10.2%	10.4%
Second lien debt	10.0%	8.4%
Equity warrants	1.7%	1.9%
Other	0.8%	0.3%

	100.0%	100.0%

Fair Value:	September 30, 2014	December 31, 2013
First lien debt	67.7%	69.9%
Equity	21.0%	19.3%
Second lien debt	9.2%	7.6%
Equity warrants	1.4%	2.9%
Other	0.7%	0.3%

	100.0%	100.0%

        The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of September 30, 2014 and December 31, 2013 (this information excludes Other Portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	September 30, 2014	December 31, 2013
Southwest	25.1%	27.8%
Northeast	22.0%	18.0%
West	19.4%	19.1%
Southeast	16.4%	15.6%
Midwest	14.5%	15.4%
Canada	0.3%	1.2%
Other Non-United States	2.3%	2.9%

	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE C—FAIR VALUE HIERARCHY FOR INVESTMENTS AND DEBENTURES—PORTFOLIO COMPOSITION (Continued)

Fair Value:	September 30, 2014	December 31, 2013
Southwest	29.7%	30.9%
West	20.9%	20.1%
Northeast	20.1%	17.6%
Southeast	13.2%	12.6%
Midwest	13.7%	15.0%
Canada	0.3%	1.1%
Other Non-United States	2.1%	2.7%

	100.0%	100.0%

        Main Street's LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by industry at cost and fair value

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE C—FAIR VALUE HIERARCHY FOR INVESTMENTS AND DEBENTURES—PORTFOLIO COMPOSITION (Continued)

as of September 30, 2014 and December 31, 2013 (this information excludes Other Portfolio investments and the External Investment Manager).

Cost:	September 30, 2014	December 31, 2013
Media	9.3%	7.8%
Energy Equipment & Services	8.4%	10.7%
IT Services	7.5%	6.1%
Health Care Providers & Services	5.6%	5.8%
Hotels, Restaurants & Leisure	5.2%	5.8%
Specialty Retail	5.1%	7.2%
Machinery	4.6%	3.3%
Construction & Engineering	4.5%	4.1%
Diversified Telecommunication Services	4.3%	3.3%
Software	3.7%	3.8%
Electronic Equipment, Instruments & Components	3.1%	2.3%
Diversified Consumer Services	2.8%	2.4%
Internet Software & Services	2.5%	2.5%
Commercial Services & Supplies	2.4%	5.1%
Auto Components	2.2%	1.6%
Road & Rail	2.0%	2.7%
Oil, Gas & Consumable Fuels	1.9%	3.2%
Aerospace & Defense	1.8%	0.8%
Food Products	1.7%	0.9%
Pharmaceuticals	1.6%	0.6%
Textiles, Apparel & Luxury Goods	1.4%	1.6%
Trading Companies & Distributors	1.3%	1.5%
Health Care Equipment & Supplies	1.2%	1.2%
Professional Services	1.2%	1.4%
Building Products	1.2%	1.4%
Containers & Packaging	1.1%	1.0%
Distributors	1.1%	0.0%
Air Freight & Logistics	1.0%	0.0%
Household Products	1.0%	0.5%
Consumer Finance	1.0%	1.1%
Household Durables	1.0%	0.8%
Chemicals	0.7%	1.3%
Other(1)	6.6%	8.2%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE C—FAIR VALUE HIERARCHY FOR INVESTMENTS AND DEBENTURES—PORTFOLIO COMPOSITION (Continued)

Fair Value:	September 30, 2014	December 31, 2013
Media	8.6%	7.6%
Energy Equipment & Services	7.9%	10.2%
IT Services	6.8%	5.6%
Machinery	6.3%	5.3%
Health Care Providers & Services	5.4%	5.6%
Hotels, Restaurants & Leisure	5.1%	5.6%
Construction & Engineering	4.8%	4.6%
Specialty Retail	4.7%	6.5%
Diversified Consumer Services	4.7%	3.9%
Diversified Telecommunication Services	4.1%	3.6%
Software	3.8%	4.0%
Internet Software & Services	2.9%	2.9%
Commercial Services & Supplies	2.6%	4.6%
Electronic Equipment, Instruments & Components	2.6%	2.4%
Auto Components	2.4%	1.5%
Road & Rail	2.3%	3.0%
Oil, Gas & Consumable Fuels	1.7%	2.9%
Aerospace & Defense	1.6%	0.7%
Food Products	1.5%	0.8%
Pharmaceuticals	1.5%	0.6%
Paper & Forest Products	1.4%	1.3%
Textiles, Apparel & Luxury Goods	1.2%	1.4%
Trading Companies & Distributors	1.1%	1.3%
Health Care Equipment & Supplies	1.1%	1.0%
Containers & Packaging	1.1%	0.9%
Professional Services	1.0%	1.2%
Distributors	1.0%	0.0%
Building Products	0.9%	1.0%
Chemicals	0.6%	1.2%
Other(1)	9.3%	8.8%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

        At September 30, 2014 and December 31, 2013, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE D—WHOLLY OWNED INVESTMENT MANAGERS

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

        During May 2012, MSCC entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income Fund, Inc. ("HMS Income"), a non publicly-traded BDC whose registration statement on Form N-2 was declared effective by the SEC in June 2012, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining no-action relief from the SEC to allow it to own a registered investment adviser, MSCC assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on MSCC's ability to meet the source-of-income requirement necessary for it to maintain its RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. However, MSCC and the External Investment Manager agreed to waive all such fees from the effective date of HMS Income's registration statement on Form N-2 through December 31, 2013. As a result, as of December 31, 2013, neither MSCC nor the External Investment Manager had received any base management fee or incentive fees under the investment sub-advisory agreement and neither was due any unpaid compensation for any base management fee or incentive fees under the investment sub-advisory agreement through December 31, 2013. Neither MSCC nor the External Investment Manager has waived the External Investment Manager's base management fees or incentive fees after December 31, 2013 and, as a result, the External Investment Manager began accruing such fees on January 1, 2014. During the three and nine months ended September 30, 2014, the External Investment Manager earned $0.8 million and $1.7 million, respectively, of management fees under the sub-advisory agreement with HMS Adviser.

        The investment in the External Investment Manager is accounted for using fair value accounting, with the fair value determined by Main Street and approved, in good faith, by Main Street's Board of Directors. Main Street determines the fair value of the External Investment Manager using the Waterfall methodology under the market approach (see further discussion in Note B.1.). Any change in fair value of the investment in the External Investment Manager is recognized on Main Street's statement of operations in "Net Change in Unrealized appreciation (depreciation)—Portfolio investments".

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE D—WHOLLY OWNED INVESTMENT MANAGERS (Continued)

        The Internal Investment Manager provides services to the External Investment Manager and charges the expenses necessary to perform these services to the External Investment Manager generally based on a combination of the direct time spent, new investment origination activity and assets under management, depending on the nature of the expense. For the three and nine months ended September 30, 2014, the Internal Investment Manager charged $0.6 and $1.3 million of total expenses, respectively, to the External Investment Manager.

        Summarized financial information from the separate financial statements of the External Investment Manager as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 is as follows:

	As of September 30,	As of December 31,
	2014	2013
	(in thousands)
Cash	$548	$—
Accounts receivable—HMS Income	814	—

Total assets	$1,362	$—

Accounts Payable to Internal Investment Manager	$1,039	$—
Dividend payable to MSCC	194	—
Taxes Payable	129	—
Equity	—	—

Total liabilities and equity	$1,362	$—

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014
	(in thousands)
Management fee income	$834	$1,668
Expenses allocated from Internal Investment Manager:
Salaries, share-based compensation and other personnel costs	(439)	(994)
Other G&A expenses	(177)	(349)

Total allocated expenses	(616)	(1,343)
Other direct G&A expenses	—	(2)

Total expenses	(616)	(1,345)

Pre-tax income	218	323
Tax expense	87	129

Net income	$131	$194

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE D—WHOLLY OWNED INVESTMENT MANAGERS (Continued)

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

        Pursuant to a historical support services agreement with MSCC, the Internal Investment Manager was reimbursed each quarter by MSCC for its cash operating expenses, less fees that the Internal Investment Manager received from MSC II and third parties, associated with providing investment management and other services to MSCC, its subsidiaries and third parties. Through March 31, 2013, these fees paid by MSC II to the Internal Investment Manager were reflected as "Expenses reimbursed to affiliated Internal Investment Manager" on the Consolidated Statements of Operations along with any additional net costs reimbursed by MSCC and its consolidated subsidiaries to the Internal Investment Manager pursuant to the support services agreement. Beginning April 1, 2013, the expenses of the Internal Investment Manager are included in Main Street's consolidated financial statements, after elimination of any intercompany activity, in the Consolidated Statements of Operations as either compensation expenses or as a part of general and administrative expenses.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE D—WHOLLY OWNED INVESTMENT MANAGERS (Continued)

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

        Summarized financial information from the separate financial statements of the Internal Investment Manager through March 31, 2013 is as follows:

As of March 31,
2013
(in thousands) (Unaudited)
Cash	$524
Accounts receivable	79
Accounts receivable—MSCC	106
Intangible asset (net of accumulated amortization of $6,021)	11,979
Deposits and other	556

Total assets	$13,244

Accounts payable and accrued liabilities	$1,410
Equity	11,834

Total liabilities and equity	$13,244

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE D—WHOLLY OWNED INVESTMENT MANAGERS (Continued)

Three Months Ended March 31,
2013
(in thousands) (Unaudited)
Management fee income from MSC II	$776
Other management advisory fees	—

Total income	776
Salaries, benefits and other personnel costs	(2,731)
Occupancy expense	(108)
Professional expenses	(77)
Amortization expense—intangible asset	(340)
Other expenses	(273)
Expense reimbursement from MSCC	2,413

Total net expenses	(1,116)

Net Loss	$(340)

        As a result of the consolidation of the Internal Investment Manager effective April 1, 2013, beginning in the second quarter of 2013, the balance sheet and income statement accounts of the Internal Investment Manager are included in Main Street's consolidated financial statements and the "Expenses reimbursed to affiliated Internal Investment Manager" accounts included in Main Street's historical consolidated financial statements has a zero balance. In addition, as a result of the consolidation of the accounts of the Internal Investment Manager effective April 1, 2013, beginning with the second quarter of 2013, the expenses on Main Street's income statement that were included in "Expenses reimbursed to affiliated Internal Investment Manager" in prior periods are now included in "Compensation" or "General and administrative" expenses. The consolidation of the Internal Investment Manager has no net effect on net investment income or total expenses reported in any of the comparable periods presented.

        The following unaudited supplemental pro forma information has been provided for illustrative purposes only to show the effects on the individual line items in Main Street's consolidated statements of operations affected for these periods prior to consolidation of the Internal Investment Manager. Future results may vary significantly from the results reflected in the following pro forma financial information because of future events and transactions, as well as other factors. No per share amounts are shown as the consolidation of the Internal Investment Manager would not have changed any per share results. The following pro forma information has been provided for the nine months ended

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE D—WHOLLY OWNED INVESTMENT MANAGERS (Continued)

September 30, 2014 and 2013 as though the Internal Investment Manager had been consolidated as of the beginning of each period presented.

	Nine Months Ended September 30,
	2014 (Actual)	2013 (Pro-forma)(1)
	(in thousands)
	(Unaudited)
Compensation	$(9,115)	$(7,879)
General and administrative	(5,279)	(3,929)
Expenses reimbursed to affiliated Internal Investment Manager	—	—
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$78,754	$75,688

(1)
Represents pro-forma information for the three months ended March 31, 2013 and actual information for the period from April 1, 2013 through September 30, 2013.

NOTE E—SBIC DEBENTURES

        SBIC debentures payable at September 30, 2014 and December 31, 2013 were $225.0 million and $200.2 million, respectively. The SBIC debentures provide for interest to be paid semi-annually, with principal due at the applicable 10-year maturity date of each debenture. The weighted average annual interest rate on the SBIC debentures as of September 30, 2014 and December 31, 2013 was 4.2% and 3.8%, respectively. Main Street issued $24.8 million of new SBIC debentures under the SBIC program in the first quarter of 2014 to reach the regulatory maximum amount of $225.0 million. The first principal maturity due under the existing SBIC debentures is in 2017, and the remaining weighted average duration as of September 30, 2014 is approximately 6.8 years. For the three months ended September 30, 2014 and 2013, Main Street recognized interest expense attributable to the SBIC debentures of $2.5 million and $2.8 million, respectively. For the nine months ended September 30, 2014 and 2013, Main Street recognized interest expense attributable to the SBIC debentures of $7.0 million and $8.4 million, respectively. Main Street has incurred leverage and other miscellaneous fees of approximately 3.4% of the debenture principal amount. In accordance with SBA regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA. The Funds are subject to annual compliance examinations by the SBA. There have been no historical findings resulting from these examinations.

        As of September 30, 2014, the recorded value of the SBIC debentures was $222.6 million which consisted of (i) $72.8 million recorded at fair value, or $2.4 million less than the $75.2 million face value of the SBIC debentures held in MSC II, and (ii) $149.8 million reported at face value and held in MSMF. As of September 30, 2014, if Main Street had adopted the fair value option under ASC 825 for all of its SBIC debentures, Main Street estimates the fair value of its SBIC debentures would be approximately $202.8 million, or $22.2 million less than the $225.0 million face value of the SBIC debentures.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE F—CREDIT FACILITY

        Main Street maintains the Credit Facility to provide additional liquidity to support its investment and operational activities. The Credit Facility provides for total commitments from a diversified group of fourteen lenders and was amended during September 2014 to increase the total commitments from $502.5 million to $522.5 million, decrease the interest rate subject to Main Street maintaining an investment grade rating and extend the final maturity by one year to September 2019. The amended Credit Facility also contains an upsized accordion feature which allows Main Street to increase the total commitments under the facility up to $650.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

        Borrowings under the Credit Facility bear interest, subject to Main Street's election, on a per annum basis equal to (i) the applicable LIBOR rate (0.15% as of September 30, 2014) plus 2.00%, as long as Main Street maintains an investment grade rating (or 2.25% if Main Street does not maintain an investment grade rating) or (ii) the applicable base rate (Prime Rate of 3.25% as of September 30, 2014) plus 1.00%, as long as Main Street maintains an investment grade rating (or 1.25% if Main Street does not maintain an investment grade rating). Main Street pays unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership and assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio of at least 1.5 to 1.0, and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2019, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval.

        At September 30, 2014, Main Street had $287.0 million in borrowings outstanding under the Credit Facility. Main Street recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs, of $2.0 million and $1.6 million, respectively, for the three months ended September 30, 2014 and 2013 and of $5.3 million and $4.1 million, respectively, for the nine months ended September 30, 2014 and 2013. As of September 30, 2014, the interest rate on the Credit Facility was 2.4%, and Main Street was in compliance with all financial covenants of the Credit Facility.

NOTE G—NOTES

        In April 2013, Main Street issued $92.0 million, including the underwriters full exercise of their option to purchase additional principal amounts to cover over-allotments, in aggregate principal amount of 6.125% Notes due 2023 (the "6.125% Notes"). The 6.125% Notes are unsecured obligations and rank pari passu with its current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 6.125% Notes; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 6.125% Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at Main Street's option on or after April 1, 2018. The 6.125% Notes bear interest at a rate of 6.125% per year payable quarterly on January 1, April 1, July 1 and October 1 of each year, beginning July 1, 2013. The total net proceeds to Main Street from

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE G—NOTES (Continued)

the 6.125% Notes, after underwriting discounts and estimated offering expenses payable by Main Street, were approximately $89.0 million. Main Street has listed the 6.125% Notes on the New York Stock Exchange under the trading symbol "MSCA". Main Street may from time to time repurchase the 6.125% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of September 30, 2014, the outstanding balance of the 6.125% Notes was $90.9 million. Main Street recognized interest expense related to the 6.125% Notes, including amortization of deferred loan costs, of $1.5 million for the each of three months ended September 30, 2014 and 2013 and $4.4 million and $2.9 million for the nine months ended September 30, 2014 and 2013, respectively.

        The indenture governing the 6.125% Notes (the "Notes Indenture") contains certain covenants, including covenants requiring Main Street's compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 6.125% Notes and the Trustee if Main Street ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Notes Indenture.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE H—FINANCIAL HIGHLIGHTS

	Nine Months Ended September 30,
	2014	2013
Per Share Data:
NAV at the beginning of the period	$19.89	$18.59
Net investment income(1)	1.61	1.48
Net realized gain (loss)(1)(2)	0.25	(0.21)
Net change in unrealized appreciation(1)(2)	0.17	0.95
Income tax provision(1)(2)	(0.20)	(0.09)

Net increase in net assets resulting from operations(1)	1.83	2.13
Dividends paid to stockholders from net investment income	(1.46)	(1.84)
Dividends paid to stockholders from realized gains/losses	(0.30)	(0.09)

Total dividends paid	(1.76)	(1.93)
Impact of the net change in monthly dividends declared prior to the end of the period and paid in the subsequent period	(0.01)	(0.01)
Accretive effect of public stock offerings (issuing shares above NAV per share)	1.07	1.12
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.09	0.08
Other(3)	(0.03)	0.03

NAV at the end of the period	$21.08	$20.01

Market value at the end of the period	$30.64	$29.93
Shares outstanding at the end of the period	44,945,194	39,698,645

(1)
Based on weighted average number of common shares outstanding for the period.

(2)
Net realized gains or losses, net change in unrealized appreciation or depreciation, and income taxes can fluctuate significantly from period to period.

(3)
Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted average basic shares outstanding during the period and

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE H—FINANCIAL HIGHLIGHTS (Continued)

  certain per share data based on the shares outstanding as of a period end or transaction date.

	Nine Months Ended September 30,
	2014		2013
	(in thousands, except percentages)
NAV at end of period	$947,506		$794,176
Average net asset value	$871,964		$684,436
Average outstanding debt	$553,622		$433,606
Ratio of total expenses, including income tax expense, to average net asset value(1)(2)	4.72%		4.94%
Ratio of operating expenses to average net asset value(2)	3.76%		4.46%
Ratio of operating expenses, excluding interest expense, to average net asset value(2)	1.84%		2.22%
Ratio of net investment income to average net asset value(2)	7.94%		7.68%
Portfolio turnover ratio(2)	27.24%		25.27%
Total investment return(2)(3)	(1.06%	)	4.40%
Total return based on change in net asset value(2)(4)	9.94%		11.77%

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

NOTE I—DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

        Main Street paid regular monthly dividends of $0.165 per share for each month of January through September 2014, totaling approximately $22.2 million, or $0.495 per share, for the three months ended September 30, 2014, and $63.3 million, or $1.485 per share, for the nine months ended September 30, 2014. The third quarter 2014 regular monthly dividends represent a 6% increase from the monthly dividends paid for the third quarter of 2013. Additionally, Main Street paid a $0.275 per share supplemental semi-annual dividend, totaling $12.3 million, in June 2014. The regular monthly dividends equal a total of approximately $16.9 million, or $0.465 per share, for the three months ended September 30, 2013, and $48.7 million, or $1.38 per share, for the nine months ended September 30, 2013. Main Street paid supplemental dividends of $0.35 per share in January 2013 and $0.20 per share

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE I—DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME (Continued)

in July 2013, totaling approximately $7.0 million and $19.1 million for the three and nine months ended September 30, 2013, respectively.

        MSCC has elected to be treated for federal income tax purposes as a RIC. MSCC's taxable income includes the taxable income generated by MSCC and certain of its subsidiaries, including the Funds, which are treated as disregarded entities for tax purposes. As a RIC, MSCC generally will not pay corporate-level federal income taxes on any net ordinary income or capital gains that MSCC distributes to its stockholders. MSCC must generally distribute at least 90% of its investment company taxable income to qualify for pass-through tax treatment and maintain its RIC status. As part of maintaining RIC status, undistributed taxable income (subject to a 4% excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared prior to the filing of the federal income tax return for the applicable fiscal year.

        The determination of the tax attributes for Main Street's distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year. Ordinary dividend distributions from a RIC do not qualify for the 20% maximum tax rate (plus a 3.8% Medicare surtax, if applicable) on dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for dividends will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE I—DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME (Continued)

        Listed below is a reconciliation of "Net increase in net assets resulting from operations" to taxable income and to total distributions declared to common stockholders for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014	2013
	(estimated, amounts in thousands)
Net increase in net assets resulting from operations	$78,754	$75,688
Share-based compensation expense	3,034	3,357
Net change in unrealized appreciation	(7,160)	(33,772)
Income tax provision	8,401	3,308
Pre-tax book (income) loss not consolidated for tax purposes(1)	(2,217)	11,586
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	332	2,974

Estimated taxable income(2)	81,144	63,141
Taxable income earned in prior year and carried forward for distribution in current year	37,046	44,415
Taxable income earned prior to period end and carried forward for distribution next period	(49,184)	(44,961)
Dividend accrued as of period end and paid in the following period	7,641	6,352

Total distributions accrued or paid to common stockholders	$76,647	$68,947

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

        The Taxable Subsidiaries hold certain portfolio investments for Main Street. The Taxable Subsidiaries are consolidated with Main Street for financial reporting purposes, and the investments held by the Taxable Subsidiaries are included in Main Street's consolidated financial statements as portfolio investments and recorded at fair value. The principal purpose of the Taxable Subsidiaries is to permit Main Street to hold equity investments in portfolio companies which are "pass through" entities for tax purposes in order to continue to comply with the "source income" requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with Main Street for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities, as a result of their ownership of certain portfolio investments. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in Main Street's consolidated financial statements.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE I—DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME (Continued)

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

        The income tax expense, or benefit, and the related tax assets and liabilities, generated by the Taxable Subsidiaries and the Investment Manager, if any, are reflected in Main Street's Consolidated Statement of Operations. For the three months ended September 30, 2014 and 2013, Main Street recognized a net income tax provision of $3.0 million and $0.5 million, respectively, related to deferred taxes of $2.0 million and $0.1 million, respectively, and other taxes of $1.0 million and $0.4 million, respectively, for the three months ended September 30, 2014 and 2013. For the nine months ended September 30, 2014 and 2013, Main Street recognized a net income tax provision of $8.4 million and $3.3 million, respectively, related to deferred taxes of $6.6 million and $1.5 million, respectively, and other taxes of $1.8 million and $1.8 million, respectively, for the nine months ended September 30, 2014 and 2013. For the three months ended September 30, 2014 and 2013, the other taxes include $0.7 million and $0.3 million, respectively, related to an accrual for excise tax on Main Street's estimated spillover taxable income and $0.3 million and $0.1 million, respectively, related to accruals for state and other taxes. For the nine months ended September 30, 2014 and 2013, the other taxes include $1.0 million and $1.3 million, respectively, related to an accrual for excise tax on Main Street's estimated spillover taxable income and $0.8 million and $0.5 million, respectively, related to accruals for state and other taxes.

        The net deferred tax liability at September 30, 2014 and December 31, 2013 was $12.6 million and $5.9 million, respectively, primarily related to timing differences from net unrealized appreciation of portfolio investments held by the Taxable Subsidiaries, partially offset by net loss carryforwards (primarily resulting from historical realized losses on portfolio investments held by the Taxable Subsidiaries and the operating activities of the Internal Investment Manager), basis differences of portfolio investments held by the Taxable Subsidiaries which are "pass through" entities for tax purposes and excess deductions resulting from the restricted stock plans (see further discussion in Note L). Due to the consolidation of the Internal Investment Manager (see further discussion in Note D) on April 1, 2013, the Company recorded a deferred tax asset of $2.2 million through additional paid-in capital relating to the prior periods through March 31, 2013.

        In accordance with the realization requirements of ASC 718, Compensation—Stock Compensation, Main Street uses tax law ordering when determining when tax benefits related to equity compensation greater than equity compensation recognized for financial reporting should be realized. For the three months ended September 30, 2014, Main Street realized a $0.5 million increase to paid-in-capital due to tax deductions related to equity compensation greater than equity compensation recognized for financial reporting. Additional paid-in capital increases of $2.1 million will be recognized in future periods when such tax benefits are ultimately realized by reducing taxes payable.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE J—COMMON STOCK

        During April 2014, Main Street completed a follow-on public equity offering of 4,600,000 shares of common stock, including the underwriters' full exercise of their option to purchase 600,000 additional shares, at a price to the public of $31.50 per share, resulting in total gross proceeds of approximately $144.9 million, less underwriters' commissions of approximately $5.1 million and other expenses of approximately $0.2 million.

        During the three months ended September 30, 2013, Main Street completed a follow-on public equity offering of 4,600,000 shares of common stock, including the underwriters' full exercise of their option to purchase 600,000 additional shares, at a price to the public of $29.75 per share, resulting in total gross proceeds of approximately $136.9 million, less underwriters' commissions of approximately $5.1 million and offering costs of approximately $0.3 million.

NOTE K—DIVIDEND REINVESTMENT PLAN ("DRIP")

        Main Street's DRIP provides for the reinvestment of dividends on behalf of its stockholders, unless a stockholder has elected to receive dividends in cash. As a result, if Main Street declares a cash dividend, the company's stockholders who have not "opted out" of the DRIP by the dividend record date will have their cash dividend automatically reinvested into additional shares of MSCC common stock. The share requirements of the DRIP may be satisfied through the issuance of shares of common stock or through open market purchases of common stock. Newly issued shares will be valued based upon the final closing price of MSCC's common stock on the valuation date determined for each dividend by Main Street's Board of Directors. Shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased, before any associated brokerage or other costs. Main Street's DRIP is administered by its transfer agent on behalf of Main Street's record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in Main Street's DRIP but may provide a similar dividend reinvestment plan for their clients.

        For the nine months ended September 30, 2014, $11.8 million of the total $75.6 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 333,657 newly issued shares and with the purchase of 31,825 shares of common stock in the open market. For the nine months ended September 30, 2013, $12.7 million of the total $67.8 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 278,166 newly issued shares and with the purchase of 134,659 shares of common stock in the open market. The shares disclosed above relate only to Main Street's DRIP and exclude any activity related to broker-managed dividend reinvestment plans.

NOTE L—SHARE-BASED COMPENSATION

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE L—SHARE-BASED COMPENSATION (Continued)

        Main Street's Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2008 Equity Incentive Plan. These shares generally vest over a four-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street's Board of Directors, net of shares forfeited, and the remaining shares of restricted stock available for issuance as of September 30, 2014.

Restricted stock authorized under the plan	2,000,000
Less net restricted stock (granted)/forfeited on:
July 1, 2008	(245,645)
July 1, 2009	(98,993)	(1)
July 1, 2010	(149,357)
June 20, 2011	(116,909)	(1)
June 20, 2012	(130,196)	(1)
Quarter ended December 31, 2012	(12,476)
Quarter ended March 31, 2013	(724)	(1)
Quarter ended June 30, 2013	(236,852)	(1)
Quarter ended September 30, 2013	(12,688)	(1)
Quarter ended December 31, 2013	(250)
Quarter ended March 31, 2014	(397)
Quarter ended June 30, 2014	(209,298)	(1)
Quarter ended September 30, 2014	(13,570)

Restricted stock available for issuance as of September 30, 2014	772,645

(1)
Shares indicated are net of forfeited shares.

        The following table summarizes the restricted stock issued to Main Street's independent directors pursuant to the Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election to the board and vest on the day immediately

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE L—SHARE-BASED COMPENSATION (Continued)

preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period.

Restricted stock authorized under the plan	200,000
Less restricted stock granted on:
July 1, 2008	(20,000)
July 1, 2009	(8,512)
July 1, 2010	(7,920)
June 20, 2011	(6,584)
August 3, 2011	(1,658)
June 20, 2012	(5,060)
June 13, 2013	(4,304)
August 6, 2013	(980)
May 29, 2014	(4,775)

Restricted stock available for issuance as of September 30, 2014	140,207

        For the three months ended September 30, 2014 and 2013, Main Street recognized total share-based compensation expense of $1.2 million and $2.1 million, respectively, related to the restricted stock issued to Main Street employees and independent directors, and for the nine months ended September 30, 2014 and 2013, Main Street recognized total share-based compensation expense of $3.0 million and $3.4 million, respectively, related to the restricted stock issued to Main Street employees and independent directors. In August 2013, the Board accelerated the vesting of all of the unvested shares of restricted stock previously granted to and held by Main Street's retiring Executive Vice-Chairman under the 2008 Equity Incentive Plan. The accelerated vesting of these 55,597 shares resulted in non-recurring share-based compensation expense of $1.3 million during the three months and nine months ended September 30, 2013. Excluding the expense associated with the accelerated vesting of these shares, the total share-based compensation expense for the three months and nine months ended September 30, 2013 was $0.9 million and $2.1 million respectively.

        As of September 30, 2014, there was $12.1 million of total unrecognized compensation expense related to Main Street's non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 3.1 years as of September 30, 2014.

NOTE M—COMMITMENTS AND CONTINGENCIES

        At September 30, 2014, Main Street had a total of $130.7 million in outstanding commitments comprised of (i) 21 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) six investments with capital commitments that had not been fully called.

        Main Street may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to impose liability on Main Street in connection with the activities of its portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, Main Street does not expect any

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE M—COMMITMENTS AND CONTINGENCIES (Continued)

current matters will materially affect its financial condition or results of operations; however, there can be no assurance whether any pending legal proceedings will have a material adverse effect on Main Street's financial condition or results of operations in any future reporting period.

NOTE N—RELATED PARTY TRANSACTIONS

        As discussed further in Note D, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of Main Street's Investment Portfolio. At September 30, 2014, Main Street had a receivable of $1.2 million due from the External Investment Manager related to operating expenses incurred by the Internal Investment Manager required to support the External Investment Manager's business and for dividends declared but not paid by the External Investment Manager.

        In June 2013, Main Street adopted a deferred compensation plan for the non-employee members of its board of directors, which allows the directors at their option to defer all or a portion of the fees paid for their services as directors and have such deferred fees paid in shares of Main Street common stock within 90 days after the participant's end of service as a director. As of September 30, 2014, $0.6 million of directors' fees had been deferred under this plan. These deferred fees represented 18,672 shares of Main Street common shares. These shares will not be issued or included as outstanding on the consolidated statement of changes in net assets until each applicable participant's end of service as a director, but will be included in operating expenses and weighted average shares outstanding on Main Street's consolidated statement of operations as earned.

NOTE O—SUBSEQUENT EVENTS

        In October 2014, Main Street completed a follow-on investment in an existing portfolio company totaling $16.4 million. The follow-on investment in SambaSafety Holdings, L.L.C. ("SambaSafety") supported SambaSafety's acquisition of a complementary business in the driver risk management software and technology-enabled services industry, an acquisition which significantly expands SambaSafety's customer base and service offering. The follow-on investment consisted of an additional $16.0 million of first lien, senior secured term debt and a $0.4 million equity investment. Headquartered in Albuquerque, New Mexico, SambaSafety is an industry leading provider of driver risk management software and services to car and truck fleet owners, insurance carriers and agents, employment background screeners, and automotive retailers.

        In October 2014, Main Street fully exited its investment in Texas ReExcavation, LC ("T-Rex"), a provider of hydro excavation and vacuum excavation services for a variety of industry sectors, including the petrochemical, pipeline, municipal, utilities, construction, oil & gas, engineering, transportation, telecommunication, and environmental industries. Main Street made its original investment in T-Rex in December 2012 and it realized a gain of approximately $3.7 million on the sale of T-Rex.

        In October 2014, Main Street led a financing totaling $7.6 million of invested capital in Computer Associates, Inc. ("CAI"), to support the majority recapitalization of CAI, with Main Street funding $6.1 million of the financing in this new portfolio investment. Main Street's portion of the financing included a $5.4 million first lien, senior secured term loan and a $0.7 million equity investment. Headquartered in Smithfield, Rhode Island, and founded in 1977, CAI is a leading provider of

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE O—SUBSEQUENT EVENTS (Continued)

specialized enterprise resource planning (ERP) software with industry expertise in several industry sectors, including seafood and other food processing and distribution, lumber and building materials, precious metal refining, and jewelry manufacturing.

        In October 2014, Main Street led a financing totaling $12.0 million of invested capital in East West Copolymer & Rubber, LLC ("East West") to support East West's working capital and expansion needs. The financing consisted of a $12.0 million first lien, senior secured term loan with equity warrant participation, with Main Street funding $9.6 million of the invested capital. East West is a synthetic rubbers manufacturer with its production facility located in Baton Rouge, Louisiana. East West's Styrene-Butadiene-Rubber ("SBR") & Nitrile-Butadiene-Rubber ("NBR") products are primarily used in the production of tires for automobile, industrial, and agriculture applications.

        During October 2014, Main Street declared a semi-annual supplemental cash dividend of $0.275 per share payable in December 2014. This supplemental cash dividend is in addition to the previously announced regular monthly cash dividends that Main Street declared for the fourth quarter of 2014 of $0.170 per share for each of October, November and December 2014, and represents a 10% increase from the semi-annual supplemental cash dividend paid in December 2013.

        In October 2014, Main Street fully exited its investment in NCP Investment Holdings, Inc. ("NCP"), a healthcare services company operating free-standing outpatient cardiac and vascular procedure labs. Main Street originally invested in NCP in 2004, and we realized a gain of approximately $8.6 million on the sale of our remaining equity interest in NCP in conjunction with a change of control of NCP.

        In October 2014, Main Street fully exited its investment in Spectrio LLC ("Spectrio"), a leading national provider of on-hold messaging and digital signage managed services. Main Street made its initial investment in Spectrio in May 2009, and realized a gain of approximately $3.9 million on the redemption of its warrant by Spectrio.

        In November 2014, Main Street issued $175.0 million in aggregate principal amount of 4.50% unsecured notes due 2019 (the "4.50% Notes") at an issue price of 99.53%. The 4.50% Notes mature on December 1, 2019, and may be redeemed in whole or in part at any time at Main Street's option subject to certain make whole provisions. The 4.50% Notes bear interest from November 5, 2014 at a rate of 4.50% per year payable semi-annually on June 1 and December 1 of each year, beginning June 1, 2015. The total net proceeds to Main Street from the 4.50% Notes, resulting from the issue price and after underwriting discounts and estimated offering expenses payable by Main Street, were approximately $171.2 million.

        During November 2014, Main Street declared regular monthly dividends of $0.17 per share for each month of January, February and March of 2015. These regular monthly dividends equal a total of $0.51 per share for the first quarter of 2015 and represent a 3% increase from the regular monthly dividends declared for the first quarter of 2014. Including the semi-annual supplemental dividend payable in December 2014 and regular monthly dividends declared for the first quarter of 2015, Main Street will have paid $13.74 per share in cumulative dividends since its October 2007 initial public offering.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information in this section contains forward-looking statements that involve risks and uncertainties. Please see "Risk Factors" and "Cautionary Statement Concerning Forward Looking Statements" in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (the "SEC") on February 28, 2014, and "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed with the SEC on May 9, 2014, for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the consolidated financial statements and related notes and other financial information included in the Annual Report on Form 10-K for the year ended December 31, 2013.

ORGANIZATION

        Main Street Capital Corporation ("MSCC") was formed in March 2007 for the purpose of (i) acquiring 100% of the equity interests of Main Street Mezzanine Fund, LP ("MSMF") and its general partner, Main Street Mezzanine Management, LLC, (ii) acquiring 100% of the equity interests of Main Street Capital Partners, LLC (the "Internal Investment Manager"), (iii) raising capital in an initial public offering, which was completed in October 2007 (the "IPO"), and (iv) thereafter operating as an internally managed business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). MSMF is licensed as a Small Business Investment Company ("SBIC") by the United States Small Business Administration ("SBA") and the Internal Investment Manager acts as MSMF's manager and investment adviser. Because we wholly own the Internal Investment Manager, which employs all of the executive officers and other employees of MSCC, we do not pay any external investment advisory fees, but instead we incur the operating costs associated with employing investment and portfolio management professionals through the Internal Investment Manager. The IPO and related transactions discussed above were consummated in October 2007 and are collectively termed the "Formation Transactions."

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

        MSC Adviser I, LLC (the "External Investment Manager" and, together with the Internal Investment Manager, the "Investment Managers") was formed in November 2013 as a wholly owned subsidiary of MSCC to provide investment management and other services to parties other than MSCC and its subsidiaries ("External Parties") and receive fee income for such services. MSCC has been granted no action relief by the Securities and Exchange Commission ("SEC") to allow the External Investment Manager to register as a registered investment adviser ("RIA") under Investment Advisers Act of 1940, as amended (the "Advisers Act"). The External Investment Manager is accounted for as a portfolio investment of MSCC, since the External Investment Manager conducts all of its investment management activities for parties outside of MSCC and its consolidated subsidiaries.

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

        Our external asset management business is conducted through our External Investment Manager. We have entered into an agreement through the Internal Investment Manager to provide the External Investment Manager with asset management service support for HMS Income Fund, Inc. ("HMS Income"). Through this agreement, we provide management and other services to the External Investment Manager, as well as access to our employees, infrastructure, business relationships, management expertise and capital raising capabilities. Beginning in the first quarter of 2014, we charge the External Investment Manager for the use of these services, and our total expenses for the three and nine months ended September 30, 2014 include an offset to expenses of $0.6 and $1.3 million, respectively, related to these charged expenses. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed.

        We seek to fill the current financing gap for LMM businesses, which, historically, have had more limited access to financing from commercial banks and other traditional sources. The underserved nature of the LMM creates the opportunity for us to meet the financing needs of LMM companies while also negotiating favorable transaction terms and equity participations. Our ability to invest across a company's capital structure, from secured loans to equity securities, allows us to offer portfolio companies a comprehensive suite of financing options, or a "one stop" financing solution. Providing customized, "one stop" financing solutions has become even more relevant to our LMM portfolio companies in the current investing environment. We generally seek to partner directly with entrepreneurs, management teams and business owners in making our investments. Our LMM portfolio debt investments are generally secured by a first lien on the assets of the portfolio company and typically have a term of between five and seven years from the original investment date. We believe that our LMM investment strategy has a lower correlation to the broader debt and equity markets.

        As of September 30, 2014, we had debt and equity investments in 64 LMM portfolio companies with an aggregate fair value of approximately $681.0 million, with a total cost basis of approximately $544.1 million, and a weighted average annual effective yield on our LMM debt investments of approximately 13.5%. As of September 30, 2014, approximately 73% of our total LMM portfolio investments at cost were in the form of debt investments and approximately 86% of such debt investments at cost were secured by first priority liens on the assets of our LMM portfolio companies. At September 30, 2014, we had equity ownership in approximately 94% of our LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 35%. As of December 31, 2013, we had debt and equity investments in 62 LMM portfolio companies with an aggregate fair value of approximately $659.4 million, with a total cost basis of approximately $543.3 million and a weighted average annual effective yield on our LMM debt investments of approximately 14.7%. As of December 31, 2013, approximately 76% of our total LMM portfolio investments at cost were in the form of debt investments and approximately 86% of such debt investments at cost were secured by first priority liens on the assets of our LMM portfolio companies. At December 31, 2013, we had equity ownership in approximately 94% of our LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 33%. The weighted average annual yields were computed using the effective interest rates for all debt investments at cost as of September 30, 2014 and December 31, 2013, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status.

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

        As of September 30, 2014, we had Middle Market portfolio investments in 86 companies, collectively totaling approximately $556.6 million in fair value with a total cost basis of approximately $561.0 million. The weighted average EBITDA for the 86 Middle Market portfolio companies was approximately $67.9 million as of September 30, 2014. As of September 30, 2014, substantially all of our Middle Market portfolio investments were in the form of debt investments and approximately 90% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on our Middle Market portfolio debt investments was approximately 7.5% as of September 30, 2014. As of December 31, 2013, we had Middle Market

portfolio investments in 92 companies collectively totaling approximately $471.5 million in fair value with a total cost basis of approximately $468.3 million. The weighted average EBITDA for the 92 Middle Market portfolio companies was approximately $79.0 million as of December 31, 2013. As of December 31, 2013, substantially all of our Middle Market portfolio investments were in the form of debt investments and approximately 92% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on our Middle Market portfolio debt investments was approximately 7.8% as of December 31, 2013. The weighted average annual yields were computed using the effective interest rates for all debt investments at cost as of September 30, 2014 and December 31, 2013, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status.

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

        As of September 30, 2014, we had Private Loan portfolio investments in 26 companies, collectively totaling approximately $180.7 million in fair value with a total cost basis of approximately $188.1 million. The weighted average EBITDA for the 26 Private Loan portfolio companies was approximately $13.6 million as of September 30, 2014. As of September 30, 2014, approximately 97% of our Private Loan portfolio investments were in the form of debt investments and approximately 86% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on our Private Loan portfolio debt investments was approximately 10.4% as of September 30, 2014. As of December 31, 2013, we had Private Loan portfolio investments in 15 companies, collectively totaling approximately $111.5 million in fair value with a total cost basis of approximately $111.3 million. The weighted average EBITDA for the 15 Private Loan portfolio companies was approximately $18.4 million as of December 31, 2013. As of December 31, 2013, approximately 95% of our Private Loan portfolio investments were in the form of debt investments and approximately 98% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on our Private Loan portfolio debt investments was approximately 11.3% as of December 31, 2013. The weighted average annual yields were computed using the effective interest rates for all debt investments at cost as of September 30, 2014 and December 31, 2013, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status.

        As of September 30, 2014, we had Other Portfolio investments in six companies, collectively totaling approximately $61.2 million in fair value and approximately $54.7 million in cost basis and which comprised 4.1% of our Investment Portfolio at fair value as of September 30, 2014. As of December 31, 2013, we had Other Portfolio investments in six companies, collectively totaling approximately $42.8 million in fair value and approximately $40.1 million in cost basis and which comprised 3.3% of our Investment Portfolio at fair value as of December 31, 2013.

        As discussed further above, we hold an investment in the External Investment Manager, a wholly owned subsidiary that is treated as a portfolio investment. As of September 30, 2014, there was no cost basis in this investment and the investment had a fair value of $8.6 million, which comprised 0.6% of our Investment Portfolio at fair value. As of December 31, 2013, there was no cost basis in this investment and the investment had a fair value of $1.1 million, which comprised 0.1% of our Investment Portfolio at fair value.

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

        MSCC and its consolidated subsidiaries are internally managed by the Internal Investment Manager, a wholly owned subsidiary of MSCC, which employs all of the executive officers and other employees of Main Street. Because the Internal Investment Manager is wholly owned by MSCC, Main Street does not pay any external investment advisory fees, but instead incurs the operating costs associated with employing investment and portfolio management professionals through the Internal Investment Manager. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio. For the three and nine months ended September 30, 2014, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.4% and 1.5%, respectively, on an annualized basis, compared to 1.6% and 1.6%, respectively, on an annualized basis for the three and nine months ended September 30, 2013 and 1.7% for the year ended December 31, 2013 (excluding interest expense and excluding the effect of the non-recurring accelerated vesting of restricted stock of our retired Executive Vice-Chairman, which resulted in additional share-based compensation expense of $1.3 million during the each of the periods in 2013). Including the effect of the accelerated vesting of restricted stock, the ratio for the three and nine months ended September 30, 2013, both on an annualized basis, and for the year ended December 31, 2013 would have been 2.0%, 1.8% and 1.8%, respectively.

        During May 2012, MSCC entered into an investment sub advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income, a non-publicly traded BDC whose registration statement on Form N-2 was declared effective by the SEC in June 2012, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining no-action relief from the SEC to allow us to own a registered investment adviser, MSCC assigned the sub advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on MSCC's ability to meet the source of income requirement necessary for it to maintain its RIC tax treatment. Under the investment sub advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. However, MSCC and the External Investment Manager agreed to waive all such fees from the effective date of HMS Income's registration statement on Form N-2 through December 31, 2013. As a result, as of December 31, 2013, neither MSCC nor the External Investment Manager had received any base management fee or incentive fees under the investment sub advisory agreement and neither was due any unpaid compensation for any base management fee or incentive fees under the investment sub-advisory agreement through December 31, 2013. Neither MSCC nor the External Investment Manager has waived the External Investment Manager's management base fees or incentive fees after December 31, 2013 and, as a result, the External Investment Manager began accruing such fees on January 1, 2014. During the three and nine months ended September 30, 2014, the External Investment Manager earned $0.8 million and $1.7 million, respectively, of base management fees under the sub-advisory agreement with HMS Adviser.

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

CRITICAL ACCOUNTING POLICIES

  Basis of Presentation

        Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For each of the periods presented herein, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries (which as noted above and discussed in detail below, include the Funds and the Taxable Subsidiaries and, beginning April 1, 2013, include the Internal Investment Manager which was previously treated as a portfolio investment). The Investment Portfolio, as used herein, refers to all of our investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments, the investment in the External Investment Manager and, for all periods up to and including March 31, 2013, the investment in the Internal Investment Manager, but excludes all "Marketable securities and idle funds investments", and, for all periods after March 31, 2013, the Investment Portfolio also excludes the investment in the Internal Investment Manager. For all periods up to and including the period ending March 31, 2013, the Internal Investment Manager was accounted for as a portfolio investment (see further discussion above) and was not consolidated with MSCC and its consolidated subsidiaries. For all periods after March 31, 2013, the Internal Investment Manager is consolidated with MSCC and its other consolidated subsidiaries. "Marketable securities and idle funds investments" are classified as financial instruments and are reported separately on our Consolidated Balance Sheets and Consolidated Schedules of Investments due to the nature of such investments. Our results of operations for the three and nine months ended September 30, 2014 and 2013, cash flows for the nine months ended September 30, 2014 and 2013, and financial position as of September 30, 2014 and December 31, 2013, are presented on a consolidated basis. The effects of all intercompany transactions between us and our consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current presentation, including reclassifying the expenses charged to the External Investment Manager.

        The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2013. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

        Under the 1940 Act, the regulations pursuant to Article 6 of Regulation S-X and Accounting Standards Codification ("Codification" or "ASC") 946, Financial Services—Investment Companies ("ASC 946"), we are precluded from consolidating portfolio company investments, including those in which we have a controlling interest, unless the portfolio company is another investment company. An exception to this general principle in ASC 946 occurs if we hold a controlling interest in an operating company that provides all or substantially all of its services directly to us, or to its portfolio companies. None of the portfolio investments made by us qualify for this exception, including the investment in the External Investment Manager, except as discussed below with respect to the Internal Investment Manager. Therefore, the Investment Portfolio is carried on the balance sheet at fair value, with any adjustments to fair value recognized as "Net Change in Unrealized Appreciation (Depreciation)" on our Statement of Operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a "Net Realized Gain (Loss)." For all periods prior to and including March 31, 2013, the Internal Investment Manager was accounted for as a portfolio investment and included as part of the Investment Portfolio in our consolidated financial statements. The Internal Investment Manager was consolidated with MSCC and its other consolidated subsidiaries prospectively beginning April 1, 2013 as the controlled operating subsidiary is providing substantially all of its services directly or indirectly to Main Street or our portfolio companies.

  Investment Portfolio Valuation

        The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. As of September 30, 2014 and December 31, 2013, approximately 94% and 95% of our total assets, respectively, represented our Investment Portfolio valued at fair value. We are required to report our investments at fair value. We follow the provisions of the Financial Accounting Standards Board ("FASB") ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable, and willing and able to transact.

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

        For LMM portfolio investments, we generally review external events, including private mergers, sales and acquisitions involving comparable companies, and include these events in the valuation process by using an enterprise value waterfall ("Waterfall") for our LMM equity investments and an income approach using a yield-to-maturity model ("Yield-to-Maturity") for our LMM debt investments. For Middle Market portfolio investments, we primarily use observable inputs such as quoted prices in the valuation process. We determine the appropriateness of the use of third-party broker quotes, if any, in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company and other market indices. For Middle Market and Private Loan portfolio investments in debt securities for which we have determined that third-party quotes or other independent pricing are not available or appropriate, we generally estimate the fair value based on the assumptions that we believe hypothetical market participants would use to value the investment in a current hypothetical sale using the Yield-to-Maturity valuation method. For our Other Portfolio equity investments, we generally calculate the fair value of the investment primarily based on the net asset value ("NAV") of the fund. All of the valuation approaches for our portfolio investments estimate the value of the investment as if we were to sell, or exit, the investment as of the measurement date.

        Under the Waterfall valuation method, we estimate the enterprise value of a portfolio company using a combination of market and income approaches or other appropriate valuation methods, such as considering recent transactions in the equity securities of the portfolio company or third-party valuations of the portfolio company, and then perform a waterfall calculation by using the enterprise value over the portfolio company's securities in order of their preference relative to one another. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization ("EBITDA"), cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, we analyze various factors including the portfolio company's historical and projected financial results. The operating results of a portfolio company may include unaudited, projected, budgeted or pro forma financial information and may require adjustments for non-recurring items or to normalize the operating results that may require significant judgment in our determination. In addition, projecting future financial results requires significant judgment regarding future growth assumptions. In evaluating the operating results, we also analyze the impact of exposure to litigation, loss of customers or other contingencies. After determining the appropriate enterprise value, we allocate the enterprise value to investments in order of the legal priority of the various components of the portfolio company's capital structure. In applying the Waterfall valuation method, we assume the loans are paid off at the principal amount in a change in control transaction and are not assumed by the buyer, which we believe is consistent with its past transaction history and standard industry practices.

        These valuation approaches consider the value associated with our ability to control the capital structure of the portfolio company, as well as the timing of a potential exit. For valuation purposes,

"control" portfolio investments are composed of debt and equity securities in companies for which we have a controlling interest in the equity ownership of the portfolio company or the ability to nominate a majority of the portfolio company's board of directors. For valuation purposes, "non-control" portfolio investments are generally composed of debt and equity securities in companies for which we do not have a controlling interest in the equity ownership of the portfolio company or the ability to nominate a majority of the portfolio company's board of directors.

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

        Pursuant to our internal valuation process and the requirements under the 1940 Act, we perform valuation procedures on our investments in each LMM portfolio company quarterly. In addition to our internal valuation process, in arriving at estimates of fair value for our investments in our LMM portfolio companies, we, among other things, consult with a nationally recognized independent financial advisory services firm. The nationally recognized independent advisor is generally consulted relative to our investments in each LMM portfolio company at least once in every calendar year, and for our investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result is not in our stockholders' best interest, to consult with the nationally recognized independent advisor on our investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of our investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. We consulted with our independent advisor in arriving at our determination of fair value on our investments in a total of 42 LMM portfolio companies for the nine months ended September 30, 2014, representing approximately 74% of the total LMM portfolio at fair value as of September 30, 2014, and on a total of 44 LMM portfolio companies for the nine months ended September 30, 2013, representing approximately 66% of the total LMM portfolio at fair value as of September 30, 2013. Excluding our investments in new LMM portfolio companies that were not reviewed because their equity is publicly traded or they had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment as of September 30, 2014 and 2013, as applicable, the percentage of the LMM portfolio reviewed for the nine months ended September 30, 2014 and 2013 was 83% and 82% of total LMM portfolio at fair value as of September 30, 2014 and 2013, respectively.

        For valuation purposes, all of our Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, we use observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which we have determined that third-party quotes or other independent pricing are not available or appropriate, we generally estimate the fair value based on the assumptions that we believe hypothetical market participants would use to value our Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and our Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method.

        For valuation purposes, all of our Private Loan portfolio investments are non-control investments. For Private Loan portfolio investments for which we have determined that third-party quotes or other independent pricing are not available or appropriate, we generally estimate the fair value based on the assumptions that we believe hypothetical market participants would use to value our Private Loan debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and our Private Loan equity investments in a current hypothetical sale using the Waterfall valuation method.

        For valuation purposes, all of our Other Portfolio investments are non-control investments. Our Other Portfolio investments comprised 4.1% and 3.3%, respectively, of our Investment Portfolio at fair value as of September 30, 2014 and December 31, 2013. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For our Other Portfolio equity investments, we generally determine the fair value of our investments using the NAV valuation method. For Other Portfolio debt investments, we determine the fair value of these investments through obtaining third-party quotes or other independent pricing to the extent the use of these inputs are available and appropriate to determine fair value. For Other Portfolio debt investments for which we have determined that third-party quotes or other independent pricing are not available or appropriate, we generally estimate the fair value based on the assumptions that we believe hypothetical market participants would use to value our Other Portfolio debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method.

        For valuation purposes, our investment in the External Investment Manager is a control investment. Market quotations are not readily available for this investment, and as a result, we determine the fair value of the External Investment Manager using the Waterfall methodology under the market approach. In estimating the enterprise value, we analyze various factors, including the entity's historical and projected financial results, as well as its size, marketability and performance relative to the population of market multiples. This valuation approach estimates the value of the investment as if we were to sell, or exit, the investment. In addition, we consider the value associated with our ability to control the capital structure of the company, as well as the timing of a potential exit.

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

        Our Board of Directors has the final responsibility for reviewing and approving, in good faith, our determination of the fair value for our Investment Portfolio, as well as our valuation procedures, consistent with the 1940 Act requirements. We believe our Investment Portfolio as of September 30, 2014 and December 31, 2013 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

  Payment-in-Kind ("PIK") Interest and Cumulative Dividends

        We hold debt and preferred equity instruments in our Investment Portfolio that contain payment-in-kind ("PIK") interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed. To maintain RIC tax treatment (as discussed below), these non cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when it is determined that such PIK interest and dividends in arrears are no longer collectible. For the three months ended September 30, 2014 and 2013, (i) approximately 2.5% and 3.9%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.8% and 1.8%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash. For the nine months ended September 30, 2014 and 2013, (i) approximately 3.9% and 4.2%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.4% and 1.2%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.

  Share-Based Compensation

        We account for our share-based compensation plans using the fair value method, as prescribed by ASC 718, Compensation—Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term.

  Income Taxes

        MSCC has elected to be treated for federal income tax purposes as a RIC. MSCC's taxable income includes the taxable income generated by MSCC and certain of its subsidiaries, including the Funds, which are treated as disregarded entities for tax purposes. As a RIC, MSCC generally will not pay corporate level federal income taxes on any net ordinary income or capital gains that MSCC distributes to its stockholders as dividends. MSCC must generally distribute at least 90% of its investment company taxable income to qualify for pass through tax treatment and maintain its RIC status. As part of maintaining RIC status, undistributed taxable income (subject to a 4% excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared prior to the filing of the federal income tax return for the applicable fiscal year.

        The Taxable Subsidiaries hold certain portfolio investments for us. The Taxable Subsidiaries are consolidated with us for U.S. GAAP reporting purposes, and the portfolio investments held by them are included in our consolidated financial statement as portfolio investments and recorded at fair value. The Taxable Subsidiaries permit us to hold equity investments in portfolio companies which are "pass-through" entities for tax purposes and continue to comply with the "source-income" requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for income tax purposes and may generate income tax expense, or benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements.

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

        Our external asset management business is conducted through the External Investment Manager. We have entered into an agreement through the Internal Investment Manager to provide the External Investment Manager with asset management service support for HMS Income. Through this agreement, we provide management and other services to the External Investment Manager, as well as access to our employees, infrastructure, business relationships, management expertise and capital raising capabilities. Beginning in the first quarter of 2014, we charge the External Investment Manager for the use of these services, and our total expenses for the three and nine months ended September 30, 2014 include an offset to expenses of $0.6 million and $1.3 million, respectively, for these expenses charged to the External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed.

        The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments as of September 30, 2014 and December 31, 2013 (this information excludes Other Portfolio investments and the External Investment Manager).

Cost:	September 30, 2014	December 31, 2013
First lien debt	77.3%	79.0%
Equity	10.2%	10.4%
Second lien debt	10.0%	8.4%
Equity warrants	1.7%	1.9%
Other	0.8%	0.3%

	100.0%	100.0%

Fair Value:	September 30, 2014	December 31, 2013
First lien debt	67.7%	69.9%
Equity	21.0%	19.3%
Second lien debt	9.2%	7.6%
Equity warrants	1.4%	2.9%
Other	0.7%	0.3%

	100.0%	100.0%

        The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments as of September 30, 2014 and December 31, 2013 (this information excludes Other Portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	September 30, 2014	December 31, 2013
Southwest	25.1%	27.8%
Northeast	22.0%	18.0%
West	19.4%	19.1%
Southeast	16.4%	15.6%
Midwest	14.5%	15.4%
Canada	0.3%	1.2%
Other Non-United States	2.3%	2.9%

	100.0%	100.0%

Fair Value:	September 30, 2014	December 31, 2013
Southwest	29.7%	30.9%
West	20.9%	20.1%
Northeast	20.1%	17.6%
Southeast	13.2%	12.6%
Midwest	13.7%	15.0%
Canada	0.3%	1.1%
Other Non-United States	2.1%	2.7%

	100.0%	100.0%

        Our LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by industry at cost and fair value as of September 30, 2014 and December 31, 2013 (this information excludes Other Portfolio investments and the External Investment Manager).

Cost:	September 30, 2014	December 31, 2013
Media	9.3%	7.8%
Energy Equipment & Services	8.4%	10.7%
IT Services	7.5%	6.1%
Health Care Providers & Services	5.6%	5.8%
Hotels, Restaurants & Leisure	5.2%	5.8%
Specialty Retail	5.1%	7.2%
Machinery	4.6%	3.3%
Construction & Engineering	4.5%	4.1%
Diversified Telecommunication Services	4.3%	3.3%
Software	3.7%	3.8%
Electronic Equipment, Instruments & Components	3.1%	2.3%
Diversified Consumer Services	2.8%	2.4%
Internet Software & Services	2.5%	2.5%
Commercial Services & Supplies	2.4%	5.1%
Auto Components	2.2%	1.6%
Road & Rail	2.0%	2.7%
Oil, Gas & Consumable Fuels	1.9%	3.2%
Aerospace & Defense	1.8%	0.8%
Food Products	1.7%	0.9%
Pharmaceuticals	1.6%	0.6%
Textiles, Apparel & Luxury Goods	1.4%	1.6%
Trading Companies & Distributors	1.3%	1.5%
Health Care Equipment & Supplies	1.2%	1.2%
Professional Services	1.2%	1.4%
Building Products	1.2%	1.4%
Containers & Packaging	1.1%	1.0%
Distributors	1.1%	0.0%
Air Freight & Logistics	1.0%	0.0%
Household Products	1.0%	0.5%
Consumer Finance	1.0%	1.1%
Household Durables	1.0%	0.8%
Chemicals	0.7%	1.3%
Other(1)	6.6%	8.2%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

Fair Value:	September 30, 2014	December 31, 2013
Media	8.6%	7.6%
Energy Equipment & Services	7.9%	10.2%
IT Services	6.8%	5.6%
Machinery	6.3%	5.3%
Health Care Providers & Services	5.4%	5.6%
Hotels, Restaurants & Leisure	5.1%	5.6%
Construction & Engineering	4.8%	4.6%
Specialty Retail	4.7%	6.5%
Diversified Consumer Services	4.7%	3.9%
Diversified Telecommunication Services	4.1%	3.6%
Software	3.8%	4.0%
Internet Software & Services	2.9%	2.9%
Commercial Services & Supplies	2.6%	4.6%
Electronic Equipment, Instruments & Components	2.6%	2.4%
Auto Components	2.4%	1.5%
Road & Rail	2.3%	3.0%
Oil, Gas & Consumable Fuels	1.7%	2.9%
Aerospace & Defense	1.6%	0.7%
Food Products	1.5%	0.8%
Pharmaceuticals	1.5%	0.6%
Paper & Forest Products	1.4%	1.3%
Textiles, Apparel & Luxury Goods	1.2%	1.4%
Trading Companies & Distributors	1.1%	1.3%
Health Care Equipment & Supplies	1.1%	1.0%
Containers & Packaging	1.1%	0.9%
Professional Services	1.0%	1.2%
Distributors	1.0%	0.0%
Building Products	0.9%	1.0%
Chemicals	0.6%	1.2%
Other(1)	9.3%	8.8%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

        Our LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments carry a number of risks including, but not limited to: (1) investing in companies which may have limited operating histories and financial resources; (2) holding investments that generally are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment grade debt and equity investments in our Investment Portfolio. Please see "Risk Factors—Risks Related to Our Investments" contained in our Form 10-K for the fiscal year ended December 31, 2013 for a more complete discussion of the risks involved with investing in our Investment Portfolio.

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

        The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of September 30, 2014 and December 31, 2013:

	As of September 30, 2014		As of December 31, 2013
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(in thousands, except percentages)
1	$253,105	37.1%	$242,013	36.7%
2	137,082	20.1%	116,908	17.7%
3	223,779	32.9%	239,843	36.4%
4	54,178	8.0%	60,641	9.2%
5	12,830	1.9%	—	0.0%

Total	$680,974	100.0%	$659,405	100.0%

        Based upon our investment rating system, the weighted average rating of our LMM portfolio was approximately 2.2 as of September 30, 2014 and December 31, 2013.

        For the total Investment Portfolio, as of September 30, 2014, we had three investments on non-accrual status, which comprised approximately 1.2% of the total Investment Portfolio at fair value and 3.9% of the total Investment Portfolio at cost, and no fully impaired investments. As of December 31, 2013, we had two investments on non-accrual status, which comprised approximately 2.3% of the total Investment Portfolio at fair value and 4.7% of the total Investment Portfolio at cost, and no fully impaired investments.

        The operating results of our portfolio companies are impacted by changes in the broader fundamentals of the United States economy. In the event that the United States economy contracts, it is likely that the financial results of small- to mid-sized companies, like those in which we invest, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in defaults. Consequently, we can provide no assurance that the performance of certain portfolio companies will not be negatively impacted by economic cycles or other conditions, which could also have a negative impact on our future results.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

  Comparison of the three months ended September 30, 2014 and September 30, 2013

	Three Months Ended September 30,		Net Change
	2014	2013	Amount	%
	(in thousands)
Total investment income	$36,351	$29,659	$6,692	23%
Total expenses	(11,464)	(12,182)	718	(6%)

Net investment income	24,887	17,477	7,410	42%
Net realized gain (loss) from investments	15,710	(2,997)	18,707
Net realized loss from SBIC debentures	—	(4,775)	4,775

Net realized income	40,597	9,705	30,892	318%
Net change in unrealized appreciation (depreciation) from:
Portfolio investments	(6,891)	14,475	(21,366)
SBIC debentures and marketable securities and idle funds	(9,175)	4,349	(13,524)

Total net change in unrealized appreciation	(16,066)	18,824	(34,890)
Income tax provision	(2,962)	(475)	(2,487)	524%

Net increase in net assets resulting from operations	$21,569	$28,054	$(6,485)	(23%)

	Three Months Ended September 30,		Net Change
	2014	2013	Amount	%
	(in thousands, except per share amounts)
Net investment income	$24,887	$17,477	$7,410	42%
Share-based compensation expense	1,208	2,152	(944)	(44%)

Distributable net investment income(a)	26,095	19,629	6,466	33%
Net realized gain (loss) from investments	15,710	(2,997)	18,707
Net realized loss from SBIC debentures	—	(4,775)	4,775

Distributable net realized income(a)	$41,805	$11,857	$29,948	253%

Distributable net investment income per share—Basic and diluted(a)	$0.58	$0.53	$0.05	9%

Distributable net realized income per share—Basic and diluted(a)	$0.93	$0.32	$0.61	191%

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

  Investment Income

        For the three months ended September 30, 2014, total investment income was $36.4 million, a 23% increase over the $29.7 million of total investment income for the corresponding period of 2013. This comparable period increase was principally attributable to (i) a $2.9 million increase in interest income primarily from higher average levels of portfolio debt investments, (ii) a $2.6 million increase in dividend income from Investment Portfolio equity investments and (iii) a $1.4 million increase in fee income due to increases in investment, refinancing and prepayment activity from the Investment Portfolio debt investments. The $6.7 million increase in total investment income in the three months ended September 30, 2014 includes (i) $0.4 million of special dividend income activity during the period and (ii) a $0.2 million net increase in the amount of total investment income related to accelerated prepayment and repricing activity for certain Investment Portfolio debt investments when compared to the same period in 2013.

  Expenses

        For the three months ended September 30, 2014, total expenses decreased to $11.5 million from $12.2 million for the corresponding period of 2013. This comparable period decrease in operating expenses was principally attributable to (i) a $0.9 million decrease in share-based compensation expense from the corresponding period of 2013 primarily due to the effect of the non-recurring accelerated vesting of restricted stock of our retired Executive Vice-Chairman, which resulted in additional share-compensation expense of $1.3 million during the three months ended September 30, 2013 and (ii) the $0.6 million of operating expenses charged to the External Investment Manager in the three months ended September 30, 2013 (see further discussion in "Overview"), with these decreases partially offset by (i) a $0.5 million increase in compensation expense related to increases in the number of personnel, base compensation and incentive compensation accruals and (ii) a $0.3 million increase in other general and administrative expenses, in each case when compared to the prior year. For the three months ended September 30, 2014, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.4% on an annualized basis, compared to 1.6% on an annualized basis for the three months ended September 30, 2013 and 1.7% for the year ended December 31, 2013 (in both cases for the prior year comparisons, excluding the effect of the accelerated vesting of restricted stock discussed above). Including the effect of the accelerated vesting of restricted stock, the ratio would have been 2.0% on an annualized basis for the three months ended September 30, 2013 and 1.8% for the year ended December 31, 2013.

  Distributable Net Investment Income

        Distributable net investment income increased 33% to $26.1 million, or $0.58 per share, compared with $19.6 million, or $0.53 per share, in the corresponding period of 2013. The increase in distributable net investment income was primarily due to the higher level of total investment income and lower operating expenses, due to the changes discussed above. Distributable net investment income on a per share basis for the three months ended September 30, 2014 reflects (i) an increase of approximately $0.01 per share from the comparable period in 2013 attributable to the special dividend income activity as discussed above and (ii) a greater number of average shares outstanding compared to the corresponding period in 2013 primarily due to the August 2013 and April 2014 follow-on equity offerings.

  Net Investment Income

        Net investment income for the three months ended September 30, 2014 was $24.9 million, or a 42% increase, compared to net investment income of $17.5 million for the corresponding period of 2013. The increase in net investment income was principally attributable to the increase in total investment income and the lower operating expenses as discussed above.

  Distributable Net Realized Income

        Distributable net realized income was $41.8 million, or $0.93 per share, for the three months ended September 30, 2014 compared with $11.9 million, or $0.32 per share, in the corresponding period of 2013. The $29.9 million increase was due to (i) the increase in the net realized gain (loss) from investments of $18.7 million to a net realized gain of $15.7 million for the three months ended September 30, 2014 when compared to the net realized loss from investments of $3.0 million for the three months ended September 30, 2013, (ii) the $6.5 million increase in total distributable net investment income in the three months ended September 30, 2014 when compared to the corresponding period of 2013 as discussed above and (iii) the decrease in the net realized loss from SBIC debentures from $4.8 million for the three months ended September 30, 2013 to zero from the three months ended September 30, 2014. The $15.7 million net realized gain from investments during the third quarter of 2014 was primarily attributable to $14.7 million in gains realized in conjunction with the full exit of two LMM portfolio companies.

  Net Realized Income

        The $30.9 million increase in net realized income compared with the corresponding period of 2013 was due to (i) the $18.7 million increase in the net realized gain (loss) from investments in the three months ended September 30, 2014 when compared to the corresponding period of 2013, (ii) the net realized loss from SBIC debentures of $4.8 million in the corresponding period of 2013 and (iii) the higher level of net investment income in the three months ended September 30, 2014, in each case as discussed above.

  Net Increase in Net Assets Resulting from Operations

        The net increase in net assets resulting from operations during the three months ended September 30, 2014 was $21.6 million, or $0.48 per share, compared with $28.1 million, or $0.76 per share, in the prior year. This $6.5 million decrease from the comparable period in the prior year was primarily the result of (i) a $34.9 million decrease in the net change in unrealized appreciation (depreciation) to $16.1 million of unrealized depreciation in the third quarter of 2014, compared to $18.8 million in unrealized appreciation for the comparable period in the prior year and (ii) a $2.5 million increase in the income tax provision from the comparable period in the prior year, with these changes partially offset by (i) a $30.9 million increase in net realized income due to the factors discussed above. The total net change in unrealized depreciation for the third quarter of 2014 of $16.1 million primarily included (i) $8.7 million of unrealized depreciation on the SBIC debentures held by MSC II which are accounted for on a fair value basis, (ii) $6.9 million of net unrealized depreciation from portfolio investments and (iii) $0.4 million of net unrealized depreciation on Marketable securities and idle funds investments. The $6.9 million net change in unrealized appreciation (depreciation) from portfolio investments for the three months ended September 30, 2014 was principally attributable to the net impact of (i) unrealized appreciation on 22 LMM portfolio investments totaling $16.5 million, partially offset by unrealized depreciation on 11 LMM portfolio investments totaling $8.9 million, (ii) $2.9 million of net unrealized appreciation on Other Portfolio investments and (iii) $3.8 million of net unrealized appreciation on the External Investment Manager, offset by (i) accounting reversals of net unrealized appreciation from prior periods of $13.1 million related to portfolio investment exits and repayments, (ii) $2.9 million of net unrealized depreciation on Private Loan portfolio investments and (iii) $5.2 million of net unrealized depreciation on Middle Market portfolio investments. The income tax provision for the three months ended September 30, 2014 of $3.0 million principally consisted of (i) deferred taxes of $2.0 million, which is primarily the result of deferred taxes on net unrealized appreciation on our portfolio investments held in our Taxable Subsidiaries, and (ii) other taxes of $1.0 million, which includes a $0.7 million accrual for excise tax on our estimated spillover taxable income and $0.3 million related to accruals for state and other taxes.

  Comparison of the nine months ended September 30, 2014 and September 30, 2013

	Nine Months Ended September 30,		Net Change
	2014	2013	Amount	%
	(in thousands)
Total investment income	$102,004	$83,104	$18,900	23%
Total expenses	(32,798)	(30,511)	(2,287)	7%

Net investment income	69,206	52,593	16,613	32%
Net realized gain from investments	10,789	(2,594)	13,383
Net realized loss from SBIC debentures	—	(4,775)	4,775

Net realized income	79,995	45,224	34,771	77%
Net change in unrealized appreciation (depreciation) from: Portfolio investments	17,018	30,889	(13,871)	(45%)
SBIC debentures and marketable securities and idle funds	(9,858)	2,883	(12,741)

Total net change in unrealized appreciation	7,160	33,772	(26,612)	(79%)
Income tax provision	(8,401)	(3,308)	(5,093)	154%

Net increase in net assets resulting from operations	$78,754	$75,688	$3,066	4%

	Nine Months Ended September 30,		Net Change
	2014	2013	Amount	%
	(in thousands, except per share amounts)
Net investment income	$69,206	$52,593	$16,613	32%
Share-based compensation expense	3,034	3,357	(323)	(10%)

Distributable net investment income(a)	72,240	55,950	16,290	29%
Net realized gain (loss) from investments	10,789	(2,594)	13,383
Net realized loss from SBIC debentures	—	(4,775)	4,775

Distributable net realized income(a)	$83,029	$48,581	$34,448	71%

Distributable net investment income per share—Basic and diluted(a)	$1.68	$1.57	$0.11	7%

Distributable net realized income per share—Basic and diluted(a)	$1.93	$1.37	$0.56	41%

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

  Investment Income

        For the nine months ended September 30, 2014, total investment income was $102.0 million, a 23% increase over the $83.1 million of total investment income for the corresponding period of 2013. This comparable period increase was principally attributable to (i) a $12.3 million increase in interest income from higher average levels of portfolio debt investments, (ii) a $6.5 million increase in dividend income from Investment Portfolio equity investments and (iii) a $0.7 million increase in fee income from higher origination activity and refinancing and prepayment activity, partially offset by a $0.6 million decrease in interest and dividend income due to a lower level of Marketable securities and idle funds investments. The $18.9 million increase in total investment income in the nine months ended September 30, 2014 includes a $0.6 million net decrease in investment income related to accelerated prepayment and repricing activity for certain Investment Portfolio debt investments and Marketable securities and idle funds investments and $0.9 million of special dividend income activity.

  Expenses

        For the nine months ended September 30, 2014, total expenses increased to $32.8 million from $30.5 million for the corresponding period of 2013. This comparable period increase in operating expenses was principally attributable to (i) a $1.4 million increase in interest expense, primarily as a result of the issuance of our 6.125% Notes due 2023 (the "6.125% Notes") in April 2013 and a higher average outstanding balance on our credit facility ("Credit Facility") when compared to prior year, partially offset by a decrease in interest expense from our SBIC debentures due to a lower average outstanding balance and a lower average interest rate, in both cases when compared to the prior year, (ii) a $1.2 million increase in compensation expense related to increases in the number of personnel, base compensation and other incentive compensation accruals and (iii) a $1.4 million increase related to other general and administrative expenses, partially offset by (i) a $1.3 million decrease in expenses related to the expenses charged to the External Investment Manager (see further discussion in "Overview"), in both cases when compared to the prior year and (ii) a $0.3 million decrease in share-based compensation expense due to the net effect of the non-recurring accelerated vesting of restricted stock of our retired Executive Vice Chairman, which resulted in additional share-based compensation expense of $1.3 million in the prior year, partially offset by an increase of $1.0 million related to non-cash amortization for restricted share grants. For the nine months ended September 30, 2014, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.5% on an annualized basis, compared to 1.6% on an annualized basis for the nine months ended September 30, 2013 and 1.7% for the year ended December 31, 2013 (in both cases for the prior year comparisons excluding the effect of the accelerated vesting as discussed above). Including the effect of the accelerated vesting of restricted stock, the ratio would have been 1.8% on an annualized basis for the nine months ended September 30, 2013 and 1.8% for the year ended December 31, 2013.

  Distributable Net Investment Income

        Distributable net investment income increased 29% to $72.2 million, or $1.68 per share, compared with $56.0 million, or $1.57 per share, in the corresponding period of 2013. The increase in distributable net investment income was primarily due to the higher level of total investment income partially offset by higher operating expenses, due to the changes discussed above. Distributable net investment income on a per share basis for the nine months ended September 30, 2014 reflects (i) an increase of approximately $0.02 per share from the comparable period in 2013 attributable to the special dividend income activity as discussed above and (ii) a greater number of average shares outstanding compared to the corresponding period in 2013 primarily due to the August 2013 and April 2014 follow-on equity offerings.

  Net Investment Income

        Net investment income for the nine months ended September 30, 2014 was $69.2 million, or a 32% increase, compared to net investment income of $52.6 million for the corresponding period of 2013. The increase in net investment income was principally attributable to the increase in total investment income partially offset by higher operating expenses as discussed above.

  Distributable Net Realized Income

        Distributable net realized income was $83.0 million, or $1.93 per share, for the nine months ended September 30, 2014 compared with $48.6 million, or $1.37 per share, in the corresponding period of 2013. The $34.4 million increase was primarily attributable to (i) the $16.3 million increase in total distributable net investment income in the nine months ended September 30, 2014 when compared to the corresponding period of 2013 as discussed above, (ii) an increase in the net realized gain (loss) from investments of $13.4 million to $10.8 million for the nine months ended September 30, 2014, when compared to a net realized loss of $2.6 million in the prior year and (iii) the $4.8 million decrease in the net realized loss from SBIC debentures to zero for the nine months ended September 30, 2014. The net realized gain from investments of $10.8 million during the nine months ended September 30, 2014 was primarily attributable to (i) $14.7 million of realized gains recognized on the exit of two LMM portfolio investments in the third quarter of 2014 and (ii) net realized gains on several Middle Market investments totaling $1.9 million, partially offset by a net realized loss of $6.5 million in conjunction with a change in control transaction involving a LMM portfolio company in the second quarter of 2014.

  Net Realized Income

        The higher level of net investment income for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, the $13.4 million increase in the net realized gain resulting from a $10.8 million net realized gain (loss) from investments in the nine months ended September 30, 2014 compared to a $2.6 million net realized loss in the corresponding period of 2013 and the $4.8 million decrease in the net realized loss from SBIC debentures in each case as discussed above, resulted in a $34.8 million increase in net realized income compared with the corresponding period of 2013.

  Net Increase in Net Assets Resulting from Operations

        The net increase in net assets resulting from operations during the nine months ended September 30, 2014 was $78.8 million, or $1.83 per share, compared with $75.7 million, or $2.13 per share, during the nine months ended September 30, 2013. This $3.1 million increase from the comparable period in the prior year was primarily the result of (i) a $16.6 million increase in net investment income and (ii) a $13.4 increase in the net realized gain (loss) from investments and (iii) the $4.8 million decrease in the net realized loss from SBIC debentures, in each case due to the factors discussed above, partially offset by (i) a $26.6 million decrease in net change in unrealized appreciation to $7.2 million for the nine months ended September 30, 2014 compared to $33.8 million for the comparable period in the prior year and (ii) a $5.1 million increase in the income tax provision from the comparable period in the prior year. The total net change in unrealized appreciation for the nine months ended 2014 of $7.2 million included (i) $17.0 million of net unrealized appreciation from portfolio investments and (ii) $0.9 million of net unrealized appreciation on Marketable securities and idle funds investments, partially offset by (i) $10.8 million of unrealized depreciation on the SBIC debentures held by MSC II which are accounted for on a fair value basis. The $17.0 million net change in unrealized appreciation from portfolio investments for the nine months ended September 30, 2014 was principally attributable to (i) unrealized appreciation on 34 LMM portfolio investments totaling $44.8 million, partially offset by unrealized depreciation on 13 LMM portfolio investments totaling

$18.0 million, (ii) $7.5 million of unrealized appreciation on the External Investment Manager and (iii) $4.2 million of net unrealized appreciation on Other Portfolio investments, partially offset by (i) accounting reversals of net unrealized appreciation from prior periods of $10.1 million related to portfolio investment exits and repayments, (ii) $6.7 million of net unrealized depreciation on Private Loan portfolio investments, and (iii) $4.6 million of net unrealized depreciation on Middle Market portfolio investments. The income tax provision for the nine months ended September 30, 2014 of $8.4 million principally consisted of deferred taxes of $6.6 million, which is primarily the result of deferred taxes on net unrealized appreciation on our portfolio investments held in our Taxable Subsidiaries, and other taxes of $1.8 million, which includes a $1.0 million accrual for excise tax on our estimated spillover taxable income and $0.8 million related to accruals for state and other taxes.

  Liquidity and Capital Resources

  Cash Flows

        For the nine months ended September 30, 2014, we experienced a net decrease in cash and cash equivalents in the amount of $10.4 million. During the period, we used $156.8 million of cash for our operating activities, which resulted primarily from (i) cash flows we generated from the ordinary operating profits earned through our operating activities totaling $59.9 million, which is our $72.2 million of distributable net investment income, excluding the non-cash effects of the accretion of unearned income of $8.2 million, payment-in-kind interest income of $3.9 million, cumulative dividends of $1.4 million and the amortization expense for deferred financing costs of $1.2 million, (ii) cash uses totaling $662.1 million from (a) the funding of new portfolio company investments and settlement of accruals for portfolio investments existing as of December 31, 2013, which together total $637.8 million, (b) the funding of new Marketable securities and idle funds investments and settlement of accruals for Marketable securities and idle funds investments existing as of December 31, 2013, which together total $17.7 million, (c) $3.6 million related to decreases in payables and accruals, and (d) increases in other assets of $3.0 million, (iii) cash proceeds totaling $445.4 million from (a) $422.7 million in cash proceeds from the repayments of debt investments and sales of equity investments and (b) $22.7 million of cash proceeds from the sale of Marketable securities and idle funds investments.

        During the nine months ended September 30, 2014, $146.4 million in cash was provided by financing activities, which was attributable to (i) $139.7 million of net proceeds from the public offering of common stock, net of offering costs, (ii) $24.8 million of proceeds from the issuance of SBIC debentures and (iii) $50.0 million in net cash proceeds on our Credit Facility, partially offset by (i) $64.7 million in cash dividends paid to stockholders, (ii) $1.9 million paid for deferred loan costs and SBIC debenture fees and (iii) $1.5 million for the purchase of vested stock for employee payroll tax withholding.

  Capital Resources

        As of September 30, 2014, we had $24.3 million in cash and cash equivalents, $9.2 million in Marketable securities and idle funds investments and $235.5 million of unused capacity under the Credit Facility, which we maintain to support our investment and operating activities. As of September 30, 2014, our net asset value totaled $947.5 million, or $21.08 per share.

        The Credit Facility was amended during September 2014 to increase the total commitments from $502.5 million to $522.5 million, decrease the interest rate subject to Main Street maintaining an investment grade rating and extend the final maturity by one year to September 2019. The amended Credit Facility also contains an upsized accordion feature which allows us to increase the total commitments under the facility up to $650.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

        Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable LIBOR rate (0.15% as of September 30, 2014) plus 2.00%, as long as we maintain an investment grade rating (or 2.25% if we do not maintain an investment grade rating) or (ii) the applicable base rate (Prime Rate of 3.25% as of September 30, 2014) plus 1.00%, as long as we maintain an investment grade rating (or 1.25% if we do not maintain an investment grade rating). We pay unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio of at least 1.5 to 1.0, and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2019, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval. As of September 30, 2014, we had $287.0 million in borrowings outstanding under the Credit Facility, the interest rate on the Credit Facility was 2.4% and we were in compliance with all financial covenants of the Credit Facility.

        Due to each of the Funds' status as a licensed SBIC, we have the ability to issue, through the Funds, debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA generally in an amount up to twice its regulatory capital, which effectively approximates the amount of its equity capital, up to a regulatory maximum amount of debentures of $225.0 million. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. During the three months ended March 31, 2014, we issued $24.8 million of SBIC debentures under the SBIC program to reach the current regulatory maximum amount of $225.0 million. On September 30, 2014, through our two wholly owned SBIC's, we had $225.0 million of outstanding SBIC debentures guaranteed by the SBA, which bear a weighted average annual fixed interest rate of approximately 4.2%, paid semi-annually, and mature ten years from issuance. The first maturity related to our SBIC debentures does not occur until 2017, and the remaining weighted average duration is approximately 6.8 years as of September 30, 2014.

        In April 2013, we issued $92.0 million, including the underwriter's full exercise of the over-allotment option, in aggregate principal amount of the 6.125% Notes. The 6.125% Notes are unsecured obligations and rank pari passu with our current and future senior unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 6.125% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 6.125% Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at our option on or after April 1, 2018. We may from time to time repurchase all or a portion of the 6.125% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of September 30, 2014, the outstanding balance of the 6.125% Notes was $90.9 million.

        The indenture governing the 6.125% Notes (the "Notes Indenture") contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 6.125% Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Notes Indenture.

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

        Although we have been able to secure access to additional liquidity, including recent public equity and debt offerings, our $522.5 million Credit Facility, and the available leverage through the SBIC program, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

  Recently Issued or Adopted Accounting Standards

        In February 2013, the FASB issued Accounting Standards Update ("ASU") 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date ("ASU 2013-04"). ASU 2013-04 provides additional guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. Public companies are required to apply ASU 2013-04 prospectively for interim and annual reporting periods beginning after December 15, 2013. The adoption of this standard did not have a material effect on our consolidated financial statements.

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

        In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 provides guidance on the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists as of the reporting date. The update is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The adoption of this standard did not have a material effect on our consolidated financial statements.

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-9 supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. The new Guidance is effective for the annual reporting period beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently evaluating the impact the adoption of this new accounting standard will have on our Consolidated Financial Statements.

        From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. We believe that the impact of recently issued standards that have been issued and any that are not yet effective will not have a material impact on our financial statements upon adoption.

  Inflation

        Inflation has not had a significant effect on our results of operations in any of the reporting periods presented herein. However, our portfolio companies have experienced, and may in the future experience, the impacts of inflation on their operating results, including periodic escalations in their costs for labor, raw materials and third party services and required energy consumption.

  Off-Balance Sheet Arrangements

        We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At September 30, 2014, we had a total of $130.7 million in outstanding commitments comprised of (i) 21 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) six investments with capital commitments that had not been fully called.

  Contractual Obligations

        As of September 30, 2014, the future fixed commitments for cash payments in connection with our SBIC debentures and the 6.125% Notes for each of the next five years and thereafter are as follows:

	2014	2015	2016	2017	2018	2019 and thereafter	Total
	(dollars in thousands)
SBIC debentures	$—	$—	$—	$15,000	$10,200	$199,800	$225,000
Interest due on SBIC debentures	—	9,421	9,448	9,423	8,130	25,295	61,717
6.125% Notes	—	—	—	—	—	90,882	90,882
Interest due on 6.125% Notes	4,175	5,566	5,566	5,567	5,567	25,050	51,491

Total	$4,175	$14,987	$15,014	$29,990	$23,897	$341,027	$429,090

        As of September 30, 2014, we had $287.0 million in borrowings outstanding under our Credit Facility, which is currently scheduled to mature in September 2019. The Credit Facility contains two, one year extension options which could extend the maturity to September 2021. See further discussion of the Credit Facility terms in "Liquidity and Capital Resources—Capital Resources".

  Related Party Transactions

        As discussed further above, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of our Investment Portfolio. At September 30, 2014, Main Street had a receivable of $1.2 million due from the External Investment Manager which included approximately $1.0 million related to operating expenses incurred by the Internal Investment Manager required to support the External Investment Manager's business, along with dividends declared but not paid by the External Investment Manager of approximately $0.2 million.

        In June 2013, we adopted a deferred compensation plan for the non-employee members of our board of directors, which allows the directors at their option to defer all or a portion of the fees paid for their services as directors and have such deferred fees paid in shares of our common stock within 90 days after the participant's end of service as a director. As of September 30, 2014, $0.6 million of directors' fees had been deferred under this plan. These deferred fees represented 18,672 shares of our common shares. These shares will not be issued or included as outstanding on the consolidated statement of changes in net assets until each applicable participant's end of service as a director, but will be included in operating expenses and weighted average shares outstanding on our consolidated statement of operations as earned.

  Recent Developments

        In October 2014, we completed a follow-on investment in an existing portfolio company totaling $16.4 million. Our follow-on investment in SambaSafety Holdings, L.L.C. ("SambaSafety") supported SambaSafety's acquisition of a complementary business in the driver risk management software and technology-enabled services industry, an acquisition which significantly expands SambaSafety's customer base and service offering. The follow-on investment consisted of an additional $16.0 million of first lien, senior secured term debt and a $0.4 million equity investment. Headquartered in Albuquerque, New Mexico, SambaSafety is an industry leading provider of driver risk management software and services to car and truck fleet owners, insurance carriers and agents, employment background screeners, and automotive retailers.

        In October 2014, we fully exited our investment in Texas ReExcavation, LC ("T-Rex"), a provider of hydro excavation and vacuum excavation services for a variety of industry sectors, including the petrochemical, pipeline, municipal, utilities, construction, oil & gas, engineering, transportation, telecommunication, and environmental industries. We made our original investment in T-Rex in December 2012 and we realized a gain of approximately $3.7 million on the sale of T-Rex.

        In October 2014, we led a financing totaling $7.6 million of invested capital in Computer Associates, Inc. ("CAI"), to support the majority recapitalization of CAI, with Main Street funding $6.1 million of the financing in this new portfolio investment. Main Street's portion of the financing included a $5.4 million first lien, senior secured term loan and a $0.7 million equity investment. Headquartered in Smithfield, Rhode Island, and founded in 1977, CAI is a leading provider of specialized enterprise resource planning (ERP) software with industry expertise in several industry sectors, including seafood and other food processing and distribution, lumber and building materials, precious metal refining, and jewelry manufacturing.

        In October 2014, we fully exited our investment in Spectrio LLC ("Spectrio"), a leading national provider of on-hold messaging and digital signage managed services. We made our initial investment in Spectrio in May 2009, and we realized a gain of approximately $3.9 million on the redemption of our warrant by Spectrio.

        In October 2014, we led a financing totaling $12.0 million of invested capital in East West Copolymer & Rubber, LLC ("East West") to support East West's working capital and expansion needs. The financing consisted of a $12.0 million first lien, senior secured term loan with equity warrant participation, with our funding totaling $9.6 million of the invested capital. East West is a synthetic rubbers manufacturer with its production facility located in Baton Rouge, Louisiana. East West's Styrene-Butadiene-Rubber ("SBR") & Nitrile-Butadiene-Rubber ("NBR") products are primarily used in the production of tires for automobile, industrial, and agriculture applications.

        In October 2014, we declared a semi-annual supplemental cash dividend of $0.275 per share payable in December 2014. This supplemental cash dividend is in addition to the previously announced regular monthly cash dividends that we declared for the fourth quarter of 2014 of $0.170 per share for each of October, November and December 2014, and represents a 10% increase from the semi-annual supplemental cash dividend paid in December 2013.

        In October 2014, we fully exited our investment in NCP Investment Holdings, Inc. ("NCP"), a healthcare services company operating free-standing outpatient cardiac and vascular procedure labs. We originally invested in NCP in 2004, and we realized a gain of approximately $8.6 million on the sale of our remaining equity interest in NCP in conjunction with a change of control of NCP.

        In November 2014, we issued $175.0 million in aggregate principal amount of 4.50% unsecured notes due 2019 (the "4.50% Notes") at an issue price of 99.53%. The 4.50% Notes mature on December 1, 2019, and may be redeemed in whole or in part at any time at our option subject to certain make whole provisions. The 4.50% Notes bear interest from November 5, 2014 at a rate of 4.50% per year payable semi-annually on June 1 and December 1 of each year, beginning June 1, 2015. Our total net proceeds from the 4.50% Notes, resulting from the issue price and after underwriting discounts and estimated offering expenses payable by us, were approximately $171.2 million.

        During November 2014, we declared regular monthly dividends of $0.17 per share for each month of January, February and March of 2015. These regular monthly dividends equal a total of $0.51 per share for the first quarter of 2015 and represent a 3% increase from the regular monthly dividends declared for the first quarter of 2014. Including the semi-annual supplemental dividend payable in December 2014 and regular monthly dividends declared for the first quarter of 2015, we will have paid $13.74 per share in cumulative dividends since our October 2007 initial public offering.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from the Investment Portfolio and Marketable securities and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. The majority of our debt investments are made with either fixed interest rates or floating interest rates that are subject to contractual minimum interest rates for the term of the investment. As of September 30, 2014, approximately 56% of our debt investment portfolio (at cost) bore interest at floating interest rates with 99% of those floating-rate debt investments (at cost) subject to contractual minimum interest rates. As of September 30, 2014, none of our Marketable securities and idle funds investments bore interest at floating rates. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the long term interest rates on our outstanding SBIC debentures and the 6.125% Notes, which comprise the majority of our outstanding debt, are fixed for the life of such debt investments. As of September 30, 2014, we had not entered into any interest rate hedging arrangements. At September 30, 2014, based on the applicable levels of our Credit Facility and floating-rate debt investments, a 1% change in interest rates would not have a material effect on our level of net investment income.

Item 4.    Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer and President, our Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chairman, Chief Executive Officer and President, our Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        During the nine months ended September 30, 2014, we issued 333,657 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value for the shares of common stock issued during the nine months ended September 30, 2014 under the dividend reinvestment plan was approximately $10.8 million.

Item 6.    Exhibits

        Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number		Description of Exhibit
10.1	*	Second Amendment to Second Amended and Restated Credit Agreement dated September 25, 2014 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current Report on Form 8-K filed on September 30, 2014 (File No. 1-33723)).
10.2	*
Third Amendment to Second Amended and Restated Credit Agreement dated October 22, 2014 (previously filed as Exhibit (k)(6) to Main Street Capital Corporation's Post-Effective Amendment No. 9 to the Registration Statement on Form N-2 filed on November 4, 2014 (Reg. No. 333-183555)).
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

Main Street Capital Corporation
Date: November 7, 2014	/s/ VINCENT D. FOSTER Vincent D. Foster Chairman, President and Chief Executive Officer (principal executive officer)
Date: November 7, 2014	/s/ DWAYNE L. HYZAK Dwayne L. Hyzak Chief Financial Officer and Senior Managing Director (principal financial officer)
Date: November 7, 2014	/s/ SHANNON D. MARTIN Shannon D. Martin Vice President and Chief Accounting Officer (principal accounting officer)

 EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).