Form 10-K
period 2014-12-31
Main Street Capital CORP
filed 2015-02-27
CIK 1396440

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data
PART IV

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-33723

Main Street Capital Corporation
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	41-2230745 (I.R.S. Employer Identification No.)
1300 Post Oak Boulevard, 8th floor Houston, TX (Address of principal executive offices)	77056 (Zip Code)

(713) 350-6000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange
6.125% Notes due 2023	New York Stock Exchange

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
(Do not check if a smaller reporting company)

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

       The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2014, was approximately $1,392.5 million based upon the last sale price for the registrant's common stock on that date.

       The number of outstanding common shares of the registrant as of February 26, 2015 was 45,160,465.

DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the registrants' definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in this Annual Report on Form 10-K in response to Part III.

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

 PART I

Item 1.    Business

ORGANIZATION

       Main Street Capital Corporation ("MSCC") was formed in March 2007 for the purpose of (i) acquiring 100% of the equity interests of Main Street Mezzanine Fund, LP ("MSMF") and its general partner, Main Street Mezzanine Management, LLC, (ii) acquiring 100% of the equity interests of Main Street Capital Partners, LLC (the "Internal Investment Manager"), (iii) raising capital in an initial public offering, which was completed in October 2007 (the "IPO"), and (iv) thereafter operating as an internally managed business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). MSMF is licensed as a Small Business Investment Company ("SBIC") by the United States Small Business Administration ("SBA") and the Internal Investment Manager acts as MSMF's manager and investment adviser. Because we wholly own the Internal Investment Manager, which employs all of the executive officers and other employees of MSCC, we do not pay any external investment advisory fees but instead we incur the operating costs associated with employing investment and portfolio management professionals through the Internal Investment Manager. The IPO and related transactions discussed above were consummated in October 2007 and are collectively termed the "Formation Transactions."

       During January 2010, MSCC acquired (the "Exchange Offer") approximately 88% of the total dollar value of the limited partner interests in Main Street Capital II, LP ("MSC II" and, together with MSMF, the "Funds") and 100% of the membership interests in the general partner of MSC II, Main Street Capital II GP, LLC ("MSC II GP"). MSC II is an investment fund that operates as an SBIC and commenced operations in January 2006. During the first quarter of 2012, MSCC acquired all of the remaining minority ownership of the MSC II limited partnership interests (the "Final MSC II Exchange"). The Exchange Offer and related transactions, including the acquisition of MSC II GP interests and the Final MSC II Exchange, are collectively termed the "Exchange Offer Transactions."

       MSC Adviser I, LLC (the "External Investment Manager" and, together with the Internal Investment Manager, the "Investment Managers") was formed in November 2013 as a wholly owned subsidiary of

MSCC to provide investment management and other services to parties other than MSCC and its subsidiaries ("External Parties") and receive fee income for such services. MSCC has been granted no-action relief by the Securities and Exchange Commission ("SEC") to allow the External Investment Manager to register as a registered investment adviser ("RIA") under Investment Advisers Act of 1940, as amended (the "Advisers Act"). The External Investment Manager is accounted for as a portfolio investment of MSCC, since the External Investment Manager conducts all of its investment management activities for parties outside of MSCC and its consolidated subsidiaries or their portfolio companies.

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

CORPORATE INFORMATION

       Our principal executive offices are located at 1300 Post Oak Boulevard, 8th floor, Houston, Texas 77056. We maintain a Web site on the Internet at www.mainstcapital.com. We make available free of charge on our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. Information contained on our Web site is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider that information to be part of this Annual Report on Form 10-K.

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

       Our external asset management business is conducted through our External Investment Manager. We have entered into an agreement to provide the External Investment Manager with asset management service support in connection with its asset management business generally, and specifically for its relationship with HMS Income Fund, Inc. ("HMS Income"). Through this agreement, we provide management and other services to the External Investment Manager, as well as access to our employees, infrastructure, business relationships, management expertise and capital raising capabilities. In the first quarter of 2014, we began charging the External Investment Manager for these services. Our total expenses for the year ended December 31, 2014 are net of expenses of $2.0 million charged to the External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed.

       We seek to fill the financing gap for LMM businesses, which, historically, have had more limited access to financing from commercial banks and other traditional sources. The underserved nature of the LMM creates the opportunity for us to meet the financing needs of LMM companies while also negotiating favorable transaction terms and equity participations. Our ability to invest across a company's capital structure, from secured loans to equity securities, allows us to offer portfolio companies a comprehensive suite of financing options, or a "one stop" financing solution. Providing customized, "one stop" financing solutions is important to LMM portfolio companies. We generally seek to partner directly with entrepreneurs, management teams and business owners in making our investments. Our LMM portfolio debt investments are generally secured by a first lien on the assets of the portfolio company and typically have a term of between five and seven years from the original investment date. We believe that our LMM investment strategy has limited correlation to the broader debt and equity markets.

       As of December 31, 2014, we had debt and equity investments in 66 LMM portfolio companies with an aggregate fair value of approximately $733.2 million, with a total cost basis of approximately $599.4 million, and a weighted average annual effective yield on our LMM debt investments of approximately 13.2%. As of December 31, 2014, approximately 72% of our total LMM portfolio investments at cost were in the form of debt investments and approximately 90% of such debt investments at cost were secured by first priority liens on the assets of our LMM portfolio companies. At December 31, 2014, we had equity ownership in approximately 95% of our LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 35%. As of December 31, 2013, we had debt and equity investments in 62 LMM portfolio companies with an aggregate fair value of approximately $659.4 million, with a total cost basis of approximately $543.3 million and a weighted average annual effective yield on our LMM debt investments of approximately 14.7%. As of December 31, 2013, approximately 76% of our total LMM portfolio investments at cost were in the form of debt investments and approximately 86% of such debt investments at cost were secured by first priority liens on the assets of our LMM portfolio companies. At December 31, 2013, we had equity ownership in approximately 94% of our LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 33%. The weighted average annual yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2014 and 2013, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status.

       In addition to our LMM investment strategy, we pursue investments in Middle Market companies. Our Middle Market portfolio investments primarily consist of direct investments in or secondary purchases of interest bearing debt securities in privately held companies that are generally larger in size than the companies included in our LMM portfolio. Our Middle Market portfolio debt investments are generally secured by either a first or second priority lien on the assets of the portfolio company and typically have an expected duration of between three and seven years from the original investment date.

       As of December 31, 2014, we had Middle Market portfolio investments in 86 companies, collectively totaling approximately $542.7 million in fair value with a total cost basis of approximately $561.8 million. The weighted average earnings before interest, taxes, depreciation and amortization ("EBITDA") for the 86 Middle Market portfolio companies was approximately $77.2 million as of December 31, 2014. As of December 31, 2014, substantially all of our Middle Market portfolio investments were in the form of debt investments and approximately 85% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on our Middle Market portfolio debt investments was approximately 7.8% as of December 31, 2014. As of December 31, 2013, we had Middle Market portfolio investments in 92 companies collectively totaling approximately $471.5 million in fair value with a total cost basis of approximately $468.3 million. The weighted average EBITDA for the 92 Middle Market portfolio companies was approximately $79.0 million as of December 31, 2013. As of December 31, 2013, substantially all of our Middle Market portfolio investments were in the form of debt investments and approximately 92% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on our Middle Market portfolio debt investments was approximately 7.8% as of December 31, 2013. The weighted average annual yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2014 and 2013, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status.

       Our Private Loan portfolio investments primarily consist of investments in interest-bearing debt securities in companies that are consistent with the size of the companies included in our LMM portfolio or our Middle Market portfolio, but are investments that have been originated through strategic relationships with other investment funds on a collaborative basis. Our Private Loan portfolio debt investments are generally secured by either a first or second priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date.

       As of December 31, 2014, we had Private Loan portfolio investments in 31 companies, collectively totaling approximately $213.0 million in fair value with a total cost basis of approximately $224.0 million. The weighted average EBITDA for the 31 Private Loan portfolio companies was approximately $18.1 million as of December 31, 2014. As of December 31, 2014, approximately 96% of our Private Loan portfolio investments were in the form of debt investments and approximately 88% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on our Private Loan portfolio debt investments was approximately 10.1% as of December 31, 2014. As of December 31, 2013, we had Private Loan portfolio investments in 15 companies, collectively totaling approximately $111.5 million in fair value with a total cost basis of approximately $111.3 million. The weighted average EBITDA for the 15 Private Loan portfolio companies was approximately $18.4 million as of December 31, 2013. As of December 31, 2013, approximately 95% of our Private Loan portfolio investments were in the form of debt investments and approximately 98% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on our Private Loan portfolio debt investments was approximately 11.3% as of December 31, 2013. The weighted average annual yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2014 and 2013, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status.

       As of December 31, 2014, we had Other Portfolio investments in six companies, collectively totaling approximately $58.9 million in fair value and approximately $56.2 million in cost basis and which comprised approximately 3.8% of our Investment Portfolio (as defined in "— Investment Portfolio" below) at fair value as of December 31, 2014. As of December 31, 2013, we had Other Portfolio investments in six companies, collectively totaling approximately $42.8 million in fair value and approximately $40.1 million in cost basis and which comprised approximately 3.3% of our Investment Portfolio at fair value as of December 31, 2013.

       As previously discussed, the External Investment Manager is a wholly owned subsidiary that is treated as a portfolio investment. As of December 31, 2014, there was no cost basis in this investment and the investment had a fair value of $15.6 million, which comprised 1.0% of our Investment Portfolio at fair value. As of December 31, 2013, there was no cost basis in this investment and the investment had a fair value of $1.1 million, which comprised 0.1% of our Investment Portfolio at fair value.

       Our portfolio investments are generally made through MSCC and the Funds. MSCC and the Funds share the same investment strategies and criteria, although they are subject to different regulatory regimes (see "Regulation"). An investor's return in MSCC will depend, in part, on the Funds' investment returns as they are wholly owned subsidiaries of MSCC.

       The level of new portfolio investment activity will fluctuate from period to period based upon our view of the current economic fundamentals, our ability to identify new investment opportunities that meet our investment criteria, and our ability to consummate the identified opportunities. The level of new investment activity, and associated interest and fee income, will directly impact future investment income. In addition, the level of dividends paid by portfolio companies and the portion of our portfolio debt investments on non-accrual status will directly impact future investment income. While we intend to grow our portfolio and our investment income over the long-term, our growth and our operating results may be more limited during depressed economic periods. However, we intend to appropriately manage our cost structure and liquidity position based on applicable economic conditions and our investment outlook. The level of realized gains or losses and unrealized appreciation or depreciation on our investments will also fluctuate depending upon portfolio activity, economic conditions and the performance of our individual portfolio companies. The changes in realized gains and losses and unrealized appreciation or depreciation could have a material impact on our operating results.

       Because we are internally managed, Main Street does not pay any external investment advisory fees, but instead incurs the operating costs associated with employing investment and portfolio management professionals through the Internal Investment Manager. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio. For the year ended December 31, 2014, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.4% compared to 1.7% for the year ended December 31, 2013 (with the 2013 ratio excluding interest expense and excluding the effect of the non-recurring accelerated vesting of restricted stock of our retired Executive Vice-Chairman, which resulted in additional share-based compensation expense of $1.3 million during 2013). Including the effect of the accelerated vesting of restricted stock, the ratio for the year ended December 31, 2013 was 1.8%.

       During May 2012, we entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income, a non-publicly traded BDC whose registration statement on Form N-2 was declared effective by the SEC in June 2012, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow us to own a registered investment adviser, we assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on our ability to meet the source of income requirement necessary for us to maintain our RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. We and the External Investment Manager agreed to waive all such fees from the effective date of HMS Income's registration statement on Form N-2 through December 31, 2013. As a result, as of December 31, 2013, neither we nor the External Investment Manager had received any base management fee or incentive fees under the investment sub-advisory agreement and neither was due any unpaid compensation for any base management fee or incentive fees under the investment sub-advisory agreement through December 31, 2013. The External Investment Manager has not waived the base management fees or incentive fees after December 31, 2013 and, as a result, the External Investment Manager began accruing such fees on January 1, 2014. During the year ended December 31, 2014, the External Investment Manager earned $2.8 million of base management fees under the sub-advisory agreement with HMS Adviser.

       During April 2014, we received an exemptive order from the SEC permitting co-investments by us and HMS Income in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. We have made, and in the future intend to continue to make, such co-investments with HMS Income in accordance with the conditions of the order. The order requires, among other things, that we and the External Investment Manager consider whether each such investment opportunity is appropriate for HMS Income and, if it is appropriate, to propose an allocation of the investment opportunity between us and HMS Income.

RECENT DEVELOPMENTS

       In January 2015, we led a new portfolio investment totaling $45.0 million of invested capital in Volusion, LLC ("Volusion"), with Main Street funding $31.5 million of the investment. The proceeds of the investment were used to provide capital to fund Volusion's near-term growth opportunities. Our investment in Volusion included a combination of first-lien, senior secured term debt with equity warrant participation and a direct equity investment. In addition, we and our co-investor are providing Volusion a commitment for up to $10.0 million of additional capital to support its future growth opportunities. Headquartered in Austin, Texas, and founded in 1999, Volusion provides an online software-as-a-service solution for its customers' e-Commerce stores and activities.

       In January 2015, we participated in a new portfolio investment totaling $24.0 million of invested capital in Berry Aviation, Inc. ("Berry"), with our portion of the funding being $6.4 million, and including $6.0 million of secured subordinated term debt and a $0.4 million equity investment for a minority equity ownership position in Berry. We partnered with our co-investors to facilitate a minority recapitalization of Berry and to support its growth initiatives. Headquartered in San Marcos, Texas, Berry is a full service aviation business that provides air carrier and concierge services to both private sector and public clients, including the United States Department of Defense ("U.S. DOD") and other governmental agencies.

       During February 2015, we declared regular monthly dividends of $0.175 per share for each of April, May and June 2015. These regular monthly dividends equal a total of $0.525 per share for the second quarter of 2015. The second quarter 2015 regular monthly dividends represent a 6.1% increase from the dividends declared for the second quarter of 2014. Including the dividends declared for the second quarter of 2015, we will have paid $14.27 per share in cumulative dividends since our October 2007 initial public offering.

BUSINESS STRATEGIES

       Our principal investment objective is to maximize our portfolio's total return by generating current income from our debt investments and realizing capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. We have adopted the following business strategies to achieve our investment objective:

  •
  Deliver Customized Financing Solutions in the Lower Middle Market. We offer LMM portfolio companies customized debt and equity financing solutions that are tailored to the facts and circumstances of each situation. We believe our ability to provide a broad range of customized financing solutions to LMM companies sets us apart from other capital providers that focus on providing a limited number of financing solutions. Our ability to invest across a company's capital structure, from senior secured loans to subordinated debt to equity securities, allows us to offer LMM portfolio companies a comprehensive suite of financing options, or a "one-stop" financing solution.

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

  •
  Benefit from Lower, Fixed, Long-Term Cost of Capital. The SBIC licenses held by the Funds have allowed them to issue SBA-guaranteed debentures. SBA-guaranteed debentures carry long-term fixed interest rates that are generally lower than interest rates on comparable bank loans and other debt. Because lower cost SBA leverage is, and will continue to be, a significant part of our capital base through the Funds, our relative cost of debt capital should be lower than many of our competitors. In addition, the SBIC leverage that we receive through the Funds represents a stable, long-term component of our capital structure with proper matching of duration and cost compared to our LMM portfolio investments. We also maintain an investment grade rating from Standard & Poor's Ratings Services which provides us the opportunity and flexibility to obtain additional, attractive long-term financing options to supplement our capital structure.

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

  •
  Established Companies with Positive Cash Flow. We seek to invest in established companies with sound historical financial performance. We typically focus on LMM companies that have historically generated EBITDA of $3 million to $20 million and commensurate levels of free cash flow. We also pursue investments in debt securities of Middle Market companies that are generally established companies with sound historical financial performance that are generally larger in size than LMM companies. We generally do not invest in start-up companies or companies with speculative business plans.

  •
  Defensible Competitive Advantages/Favorable Industry Position. We primarily focus on companies having competitive advantages in their respective markets and/or operating in industries with barriers to entry, which may help to protect their market position and profitability.

  •
  Exit Alternatives. We exit our debt investments primarily through the repayment of our investment from internally generated cash flow of the portfolio company and/or a refinancing. In addition, we seek to invest in companies whose business models and expected future cash flows may provide alternate methods of repaying our investment, such as through a strategic acquisition by other industry participants or a recapitalization.

INVESTMENT PORTFOLIO

       The Investment Portfolio, as used herein, refers to all of our investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments, the investment in the External Investment Manager and, for all periods up to and including March 31, 2013, the investment in the Internal Investment Manager, but excludes all "Marketable securities and idle funds investments", and, for all periods after March 31, 2013, the Investment Portfolio also excludes the investment in the Internal Investment Manager. For all periods up to and including the period ending March 31, 2013, the Internal Investment Manager was accounted for as a portfolio investment (see further discussion above) and was not consolidated with MSCC and its consolidated subsidiaries. For all periods after March 31, 2013, the Internal Investment Manager is consolidated with MSCC and its other consolidated subsidiaries. Our LMM portfolio investments primarily consist of secured debt, equity warrants and direct equity investments in privately held, LMM companies based in the United States. Our Middle Market portfolio investments primarily consist of direct investments in or secondary purchases of interest-bearing debt securities in privately held companies based in the United States that are generally larger in size than the companies included in our LMM portfolio. Our Private Loan portfolio investments primarily consist of investments in interest-bearing debt securities in companies that are consistent with the size of companies in our LMM portfolio or our Middle Market portfolio, but are investments which have been originated through strategic relationships with other investment funds on a collaborative basis. Our Other Portfolio investments primarily consist of investments which are not consistent with the typical profiles for our LMM, Middle Market and Private Loan portfolio investments, including investments which may be managed by third parties. In our Other Portfolio, we may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds.

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

       Our LMM debt investments generally have a term of five to seven years from the original investment date, with limited required amortization prior to maturity, and provide for monthly or quarterly payment of interest at fixed interest rates generally between 10% and 14% per annum, payable currently in cash. In some instances, we have provided floating interest rates for our single tranche debt securities. In addition, certain LMM debt investments may have a form of interest that is not paid currently but is accrued and added to the loan balance and paid at maturity. We refer to this form of interest as payment-in-kind, or PIK, interest. We typically structure our LMM debt investments with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. In most cases, our LMM debt investment will be collateralized by a first priority lien on substantially all the assets of the portfolio company. As of December 31, 2014, approximately 90% of our LMM debt investments at cost were secured by first priority liens on the assets of our LMM portfolio companies.

       In addition to seeking a senior lien position in the capital structure of our LMM portfolio companies, we seek to limit the downside potential of our LMM debt investments by negotiating covenants that are designed to protect our LMM debt investments while affording our portfolio companies as much flexibility in managing their businesses as is reasonable. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control or change of management provisions, key-man life insurance, guarantees, equity pledges, personal guaranties, where appropriate, and put rights. In addition, we typically seek board representation or observation rights in all of our LMM portfolio companies.

       While we will continue to focus our LMM debt investments primarily on single tranche debt investments, we also anticipate structuring some of our debt investments as mezzanine loans. We anticipate that these mezzanine loans will be primarily junior secured or unsecured, subordinated loans that provide for relatively high fixed interest rates payable currently in cash that will provide us with significant interest income plus the additional opportunity for income and gains through PIK interest and equity warrants and other similar equity instruments issued in conjunction with these mezzanine loans. These loans typically will have interest-only payments in the early years, with amortization of principal deferred to the later years of the mezzanine loan term. Typically, our mezzanine loans will have maturities of three to five years. We will generally target fixed interest rates of 12% to 14%, payable currently in cash for our mezzanine loan investments with higher targeted total returns from equity warrants or PIK interest.

       We also pursue debt investments in Middle Market companies. Our Middle Market portfolio investments primarily consist of direct investments or secondary purchases of interest-bearing debt securities in privately held companies based in the United States that are generally larger in size than the companies included in our LMM portfolio. Our Middle Market portfolio debt investments are generally secured by either a first or second priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. The debt investments in our Middle Market portfolio have rights and protections that are similar to those in our LMM debt investments, which may include affirmative and negative covenants, default penalties, lien protection, change of control provisions, guarantees and equity pledges. The Middle Market debt investments generally have floating interest rates at LIBOR plus a margin, and are typically subject to LIBOR floors. As of December 31, 2014, substantially all of our Middle Market portfolio investments were in the form of debt investments, with approximately 97% of these debt investments at cost secured by portfolio company assets and approximately 85% of such debt investments at cost secured by first priority liens.

       Our Private Loan portfolio investments primarily consist of investments in interest-bearing debt securities in companies that are consistent with the size of companies in our LMM portfolio or our Middle Market portfolio, but are investments which have been originated through strategic relationships with other investment funds on a collaborative basis. Our Private Loan portfolio debt investments are generally secured by either a first or second priority lien and typically have a term of between three and seven years from the original investment date. As of December 31, 2014, approximately 96% of our Private Loan portfolio investments were in the form of debt investments and approximately 88% of such debt investments at cost were secured by first priority liens on portfolio company assets.

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

INVESTMENT PROCESS

       Our investment committee is responsible for all aspects of our LMM investment process. The current members of our investment committee are Vincent D. Foster, our Chairman, President and Chief Executive Officer, Dwayne L. Hyzak, our Chief Operating Officer and Senior Managing Director, Curtis L. Hartman, our Chief Credit Officer and Senior Managing Director, and David Magdol, our Chief Investment Officer and Senior Managing Director.

       Our credit committee is responsible for all aspects of our Middle Market portfolio investment process. The current members of our credit committee are Messrs. Foster, Hartman and Rodger A. Stout, our Executive Vice President.

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

       For proposed Middle Market transactions, the initial term sheet will include key economic terms and other conditions proposed by the borrower and its representatives and the proposed timeline for the investment, which are reviewed by our investment team to determine if such terms and conditions are in agreement with our investment objectives.

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

  •
  Investment Rating 1 represents a LMM portfolio company that is performing in a manner which significantly exceeds expectations;

  •
  Investment Rating 2 represents a LMM portfolio company that, in general, is performing above expectations;

  •
  Investment Rating 3 represents a LMM portfolio company that is generally performing in accordance with expectations;

  •
  Investment Rating 4 represents a LMM portfolio company that is underperforming expectations. Investments with such a rating require increased monitoring and scrutiny by us; and

  •
  Investment Rating 5 represents a LMM portfolio company that is significantly underperforming. Investments with such a rating require heightened levels of monitoring and scrutiny by us and involve the recognition of significant unrealized depreciation on such investment.

       All new LMM portfolio investments receive an initial 3 rating.

       The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of December 31, 2014 and 2013:

	As of December 31, 2014		As of December 31, 2013
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(in thousands, except percentages)
1	$287,693	39.2%	$242,013	36.7%
2	133,266	18.2%	116,908	17.7%
3	239,100	32.6%	239,843	36.4%
4	61,475	8.4%	60,641	9.2%
5	11,657	1.6%	—	0.0%

Total	$733,191	100.0%	$659,405	100.0%

       Based upon our investment rating system, the weighted average rating of our LMM portfolio as of December 31, 2014 and 2013 was approximately 2.2 and 2.2, respectively.

       As of December 31, 2014, our total Investment Portfolio had five investments with positive fair value on non-accrual status, which comprised approximately 1.7% of its fair value and 4.7% of its cost, and no fully impaired investments. As of December 31, 2013, our total Investment Portfolio had two investments with positive fair value on non-accrual status, which comprised approximately 2.3% of its fair value and 4.7% of its cost, and no fully impaired investments.

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

DETERMINATION OF NET ASSET VALUE AND INVESTMENT PORTFOLIO VALUATION PROCESS

       We determine the net asset value per share of our common stock on a quarterly basis. The net asset value per share is equal to our total assets minus liabilities and any noncontrolling interests outstanding divided by the total number of shares of common stock outstanding.

       We are required to report our investments at fair value. As a result, the most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. As of December 31, 2014 and 2013, our Investment Portfolio valued at fair value represented approximately 92% and 95% of our total assets, respectively. We follow the provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("Codification" or "ASC") 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact.

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

       For LMM portfolio investments, we generally review external events, including private mergers, sales and acquisitions involving comparable companies, and include these events in the valuation process by using an enterprise value waterfall methodology ("Waterfall") for our LMM equity investments and an income approach using a yield-to-maturity model ("Yield-to-Maturity") for our LMM debt investments. For Middle Market portfolio investments, we primarily use quoted prices in the valuation process. We determine the appropriateness of the use of third-party broker quotes, if any, in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company and other market indices. For Middle Market and Private Loan portfolio investments in debt securities for which we have determined that third-party quotes or other independent pricing are not available or appropriate, we generally estimate the fair value based on the assumptions that we believe hypothetical market participants would use to value the investment in a current hypothetical sale using the Yield-to-Maturity valuation method. For our Other

Portfolio equity investments, we generally calculate the fair value of the investment primarily based on the net asset value ("NAV") of the fund. All of the valuation approaches for our portfolio investments estimate the value of the investment as if we were to sell, or exit, the investment as of the measurement date.

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

       Under the Waterfall valuation method, we estimate the enterprise value of a portfolio company using a combination of market and income approaches or other appropriate valuation methods, such as considering recent transactions in the equity securities of the portfolio company or third-party valuations of the portfolio company, and then perform a waterfall calculation by using the enterprise value over the portfolio company's securities in order of their preference relative to one another. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, we analyze various factors including the portfolio company's historical and projected financial results. The operating results of a portfolio company may include unaudited, projected, budgeted or pro forma financial information and may require adjustments for non-recurring items or to normalize the operating results that may require significant judgment in our determination. In addition, projecting future financial results requires significant judgment regarding future growth assumptions. In evaluating the operating results, we also analyze the impact of exposure to litigation, loss of customers or other contingencies. After determining the appropriate enterprise value, we allocate the enterprise value to investments in order of the legal priority of the various components of the portfolio company's capital structure. In applying the Waterfall valuation method, we assume the loans are paid off at the principal amount in a change in control transaction and are not assumed by the buyer, which we believe is consistent with our past transaction history and standard industry practices.

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

       Under the NAV valuation method, for an investment in an investment fund that does not have a readily determinable fair value, we measure the fair value of the investment predominately based on the NAV of the investment fund as of the measurement date. However, in determining the fair value of the investment, we may consider whether adjustments to the NAV are necessary in certain circumstances, based on the analysis of any restrictions on redemption of our investment as of the measurement date, recent actual sales or redemptions of interests in the investment fund, and expected future cash flows available to equity holders, including the rate of return on those cash flows compared to an implied market return on equity required by market participants, or other uncertainties surrounding our ability to realize the full NAV of our interests in the investment fund.

       Pursuant to our internal valuation process and the requirements under the 1940 Act, we perform valuation procedures on our investments in each LMM portfolio company quarterly. In addition to our internal valuation process, in determining the estimates of fair value for our investments in LMM portfolio companies, we, among other things, consult with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm is generally consulted relative to our investments in each LMM portfolio company at least once in every calendar year, and for our investments in new LMM portfolio companies, at least once in the twelve month period subsequent to the initial investment. In certain instances, we may determine that it is not cost effective, and as a result is not in our stockholders' best interest, to consult with the nationally recognized independent financial advisory services firm on our investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of our investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. We consulted with our independent financial advisory services firm in arriving at our determination of fair value on our investments in a total of 52 LMM portfolio companies for the year ended December 31, 2014, representing approximately 83% of the total LMM portfolio at fair value as of December 31, 2014, and on a total of 50 LMM portfolio companies for the year ended December 31, 2013, representing approximately 76% of the total LMM portfolio at fair value as of December 31, 2013. Excluding our investments in new LMM portfolio companies which have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment as of December 31, 2014 and 2013, as applicable, and our investments in the LMM portfolio companies that were not reviewed because their equity is publicly traded, the percentage of the LMM portfolio reviewed by our independent financial advisory services firm for the year ended December 31, 2014 and 2013 was 99% and 100% of the total LMM portfolio at fair value as of December 31, 2014 and 2013, respectively.

       For valuation purposes, all of our Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, we use observable inputs to determine the fair value of these investments through obtaining third party quotes or other independent pricing. For Middle Market portfolio investments for which we have determined that third party quotes or other independent pricing are not available or appropriate, we generally estimate the fair value based on the assumptions that we believe hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method.

       For valuation purposes, all of our Private Loan portfolio investments are non-control investments. For Private Loan portfolio investments for which we have determined that third party quotes or other independent pricing are not available or appropriate, we generally estimate the fair value based on the assumptions that we believe hypothetical market participants would use to value such Private Loan debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Private Loan equity investments in a current hypothetical sale using the Waterfall valuation method.

       For valuation purposes, all of our Other Portfolio investments are non-control investments. Our Other Portfolio investments comprised approximately 3.8% and 3.3%, respectively, of our Investment Portfolio at fair value as of December 31, 2014 and 2013. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For our Other Portfolio equity investments, we generally determine the fair value of our investments using the NAV valuation method. For Other Portfolio debt investments, we generally determine the fair value of these investments through obtaining third party quotes or other independent pricing to the extent that these inputs are available and appropriate to determine fair value. For Other Portfolio debt investments for which we have determined that third party quotes or other independent pricing are not available or appropriate, we generally estimate the fair value based on the assumptions that we believe hypothetical market participants would use to value such Other Portfolio debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method.

       For valuation purposes, our investment in the External Investment Manager is a control investment. Market quotations are not readily available for this investment, and as a result, we determine the fair value of the External Investment Manager using the Waterfall valuation method under the market approach. In estimating the enterprise value, we analyze various factors, including the entity's historical and projected financial results, as well as its size, marketability and performance relative to the population of market multiples. This valuation approach estimates the value of the investment as if we were to sell, or exit, the investment. In addition, we consider the value associated with our ability to control the capital structure of the company, as well as the timing of a potential exit.

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

       As described below, we undertake a multi-step valuation process each quarter in connection with determining the fair value of our investments, with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our Investment Portfolio and our valuation procedures, consistent with 1940 Act requirements.

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

  •
  As described above, a nationally recognized independent financial advisory services firm performs certain mutually agreed upon limited procedures on a selection of management's LMM portfolio company valuation conclusions;

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

       Determination of fair value involves subjective judgments and estimates. The notes to our financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial results and financial condition.

COMPETITION

       We compete for investments with a number of investment funds (including private equity funds, mezzanine funds, BDCs, and SBICs), as well as traditional financial services companies such as commercial banks and other sources of financing. Many of the entities that compete with us are larger and have more resources available to them. We believe we are able to be competitive with these entities primarily on the basis of our focus toward the underserved LMM, the experience and contacts of our management team, our responsive and efficient investment analysis and decision-making processes, our comprehensive suite of customized financing solutions and the investment terms we offer.

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

EMPLOYEES

       As of December 31, 2014, we had 38 employees. These employees include investment and portfolio management professionals, operations professionals and administrative staff. As necessary, we will hire additional investment professionals and administrative personnel. All of our employees are located in our Houston, Texas office.

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

  Managerial Assistance to Portfolio Companies

       As noted above, a BDC must be operated for the purpose of making investments in the type of securities described in (1), (2) or (3) above under the heading entitled "— Qualifying Assets." In addition, BDCs must generally offer to make available to such issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

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

       We have previously received an exemptive order from the SEC to exclude debt securities issued by MSMF and any other wholly owned subsidiaries of ours which operate as SBICs from the asset coverage requirements of the 1940 Act as applicable to Main Street. The exemptive order provides for the exclusion of all debt securities issued by the Funds, including the $225.0 million of currently outstanding debt, related to their participation in the SBIC program. This exemptive order provides us with expanded capacity and flexibility in obtaining future sources of capital for our investment and operational objectives.

  Common Stock

       We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). We did not seek stockholder authorization to sell shares of our common stock below the then current net asset value per share of our common stock at our 2014 annual meeting of stockholders because our common stock price per share had been trading significantly above the current net asset value per share of our common stock, and we do not currently expect to seek such approval at our 2015 annual meeting of stockholders for the same reason. Our stockholders have previously approved a proposal that authorizes us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings. We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. See "Risk Factors — Risks Relating to Our Business and Structure — Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock."

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

       Stockholders may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, 1300 Post Oak Boulevard, 8th floor, Houston, Texas 77056.

  Other 1940 Act Regulations

       We are also prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Board of Directors who are not interested persons and, in some cases, prior approval by the SEC.

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

  Small Business Investment Company Regulations

       Each of the Funds is licensed by the SBA to operate as a SBIC under Section 301(c) of the Small Business Investment Act of 1958. As a part of the Formation Transactions, MSMF became a wholly owned subsidiary of MSCC, and continues to hold its SBIC license. MSMF obtained its SBIC license in 2002. As a part of the Exchange Offer Transactions, MSC II became a majority owned subsidiary of MSCC, and, as a part of the Final MSC II Exchange, MSC II became a wholly owned subsidiary of MSCC, and continues to hold the license it obtained in 2006.

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

       An SBIC may generally have outstanding debentures guaranteed by the SBA in amounts up to twice the amount of the privately-raised funds of the SBIC(s). Debentures guaranteed by the SBA have a maturity of ten years, require semi-annual payments of interest, do not require any principal payments prior to maturity, and are not subject to prepayment penalties. As of December 31, 2014, we, through the Funds, had $225.0 million of outstanding SBA-guaranteed debentures, which had an annual weighted average interest rate of approximately 4.2%.

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

  Taxation as a Regulated Investment Company

       MSCC has elected to be treated for federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code"). MSCC's taxable income includes the taxable income generated by MSCC and certain of its subsidiaries, including the Funds, which are treated as disregarded entities for tax purposes. As a RIC, MSCC generally will not pay corporate level federal income taxes on any income that we distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our "investment company taxable income," which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, and 90% of our tax exempt income (the "Annual Distribution Requirement").

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

       In order to comply with the 90% Income Test, we formed the Taxable Subsidiaries as wholly owned taxable subsidiaries, for the primary purpose of permitting us to own equity interests in portfolio companies which are "pass through" entities for tax purposes. Absent the taxable status of the Taxable Subsidiaries, a portion of the gross income from such portfolio companies would flow directly to us for purposes of the 90% Income Test. To the extent such income did not consist of income derived from securities, such as dividends and interest, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant federal income taxes. The Taxable Subsidiaries are consolidated with Main Street for generally accepted accounting principles in the United States of America ("U.S. GAAP") purposes and are included in our Consolidated Financial Statements, and the portfolio investments held by the Taxable Subsidiaries are included in our consolidated financial statements. The Taxable Subsidiaries are not consolidated with Main Street for income tax purposes and may generate income tax expense, or benefit, as a result of their ownership of the portfolio investments. The income tax expense, or benefit, if any, and any related tax assets and liabilities, are reflected in our consolidated financial statements.

       In order to comply with the 90% Income Test, we also elected that each of the Investment Managers is a taxable entity. Absent the taxable status of the Investment Managers, the gross income from the Investment Managers would flow directly to us for purposes of the 90% Income Test. Since such income would likely not consist of income derived from securities, such as dividends and interest, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant federal income taxes. Beginning April 1, 2013, the Internal Investment Manager is consolidated with Main Street for U.S. GAAP purposes and included in our Consolidated Financial Statements and any income tax expense, or benefit, and any related tax assets and liabilities of the Internal Investment Manager are reflected in our consolidated financial statements, while the External Investment Manager is accounted for as a portfolio investment for U.S. GAAP purposes. The Investment Managers are not consolidated with MSCC for income tax purposes and may generate income tax expense, or benefit, as a result of their operating activities.

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

       The broader fundamentals of the United States economy remain mixed, and unemployment remains uncertain. In the event that the United States economy contracts, it is likely that the financial results of small to mid-sized companies, like those in which we invest, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in defaults. Consequently, we can provide no assurance that the performance of certain portfolio companies will not be negatively impacted by economic cycles or other conditions, which could also have a negative impact on our future results.

       Although we have been able to secure access to additional liquidity, including through the Credit Facility, periodic follow-on equity offerings, public debt issuances and the leverage available through the SBIC program, the potential for volatility in the debt and equity capital markets provides no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all. Further, if the price of our common stock falls below our net asset value per share, we will be limited in our ability to sell new shares if we do not have stockholder authorization to sell shares at a price below net asset value per share. We do not currently have such stockholder authorization, and we do not intend to seek such stockholder authorization at our 2015 stockholder meeting.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

  Our Investment Portfolio is and will continue to be recorded at fair value, with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, our determination of fair value and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments.

       Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by us with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, our determination of fair value and our valuation procedures. Typically, there is not a public market for the securities of the privately held LMM companies in which we have invested and will generally continue to invest. As a result, we value these securities quarterly at fair value based on inputs from management, a nationally recognized independent financial advisory services firm (on a rotational basis) and our audit committee with the oversight, review and approval of our Board of Directors. In addition, the market for investments in Middle Market companies is generally not a liquid market, and therefore, we primarily use observable inputs to determine the fair value of these investments quarterly through obtaining third party quotes and other independent pricing, which are reviewed by our audit committee with the oversight, review and approval of our Board of Directors. See "Business — Determination of Net Asset Value and Investment Portfolio Valuation Process" for a more detailed description of our valuation process.

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

       We compete for investments with other investment funds (including private equity funds, mezzanine funds, BDCs, and SBICs), as well as traditional financial services companies such as commercial banks and other sources of funding. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors' pricing, terms and structure. If we are forced to match our competitors' pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in LMM companies is underserved by traditional commercial banks and other financing sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC.

  We are dependent upon our key investment personnel for our future success.

       We depend on the members of our investment team, particularly Vincent D. Foster, Dwayne L. Hyzak, Curtis L. Hartman, David L. Magdol, Travis L. Haley, Nicholas T. Meserve, and Rodger A. Stout for the identification, review, final selection, structuring, closing and monitoring of our investments. These employees have significant investment expertise and relationships that we rely on to implement our business plan. Although we have entered into a non-compete agreement with Mr. Foster, we have no guarantee that he or any other employees will remain employed with us. If we lose the services of these individuals, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer.

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

       Our executive officers and employees, through the External Investment Manager, may manage other investment funds that operate in the same or a related line of business as we do. Accordingly, they may have obligations to such other entities, the fulfillment of which obligations may not be in the best interests of us or our stockholders. During May 2012, we entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income Fund, Inc. ("HMS Income"), a non publicly-traded BDC whose registration statement on Form N-2 was declared effective by the SEC in June 2012, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow us to own a registered investment adviser, we assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on our ability to meet the source-of-income requirement necessary for us to maintain our RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. We and the External Investment Manager agreed to waive all such fees from the effective date of HMS Adviser's registration statement on Form N-2 through December 31, 2013. As a result, as of December 31, 2013, neither we nor the External Investment Manager had received any base management fee or incentive fees under the investment sub-advisory agreement and neither was due any unpaid compensation for any base management fee or incentive fees under the investment sub-advisory agreement through December 31, 2013. The External Investment Manager has waived the base management or incentive fees after December 31, 2013 and, as a result, began accruing such fees on January 1, 2014. The sub-advisory relationship requires us to commit resources to achieving HMS Income's investment objective, while such resources were previously solely devoted to achieving our investment objective. Our investment objective and investment strategies are very similar to those of HMS Income and it is likely that an investment appropriate for us or HMS Income would be appropriate for the other entity. As a result, we and HMS Income requested an exemptive order from the SEC permitting co-investments by us and HMS Income in certain negotiated transactions where our co-investing would otherwise be prohibited under the 1940 Act. The SEC granted the exemptive order in April 2014, and we have made, and in the future intend to continue to make, such co-investments with HMS Income in accordance with the conditions of the order. The order requires, among other things, that we and the External Investment Manager consider whether each such investment opportunity is appropriate for HMS Income and, if it is appropriate, to propose an allocation of the investment opportunity between us and HMS Income. As a consequence, it may be more difficult for us to maintain or increase the size of our Investment Portfolio in the future. Although we will endeavor to allocate investment opportunities in a fair and equitable manner, including in accordance with the conditions set forth in the exemptive order issued by the SEC when relying on such order, we may face conflicts in allocating investment opportunities between us and HMS Income. We have implemented an allocation policy to ensure the equitable distribution of investment opportunities and, as a result, may be unable to participate in certain investments based upon such allocation policy.

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

       The Funds, our wholly owned subsidiaries, are licensed to act as SBICs and are regulated by the SBA. The SBA also places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. Compliance with SBA requirements may cause the Funds to forego attractive investment opportunities that are not permitted under SBA regulations.

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

       Borrowings, also known as leverage, magnify the potential for loss on investments in our indebtedness and gain or loss on investments in our equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. We, through the Funds, issue debt securities guaranteed by the SBA and sold in the capital markets. As a result of its guarantee of the debt securities, the SBA has fixed dollar claims on the assets of the Funds that are superior to the claims of our securities holders. We may also borrow from banks and other lenders, including under our Credit Facility, and may issue debt securities or enter into other types of borrowing arrangements in the future. See "Management's

Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources" for a discussion regarding our outstanding indebtedness. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any decrease in our income would cause net investment income to decline more sharply than it would have had we not leveraged our business. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Use of leverage is generally considered a speculative investment technique.

       As of December 31, 2014, we, through the Funds, had $225.0 million of outstanding indebtedness guaranteed by the SBA, which had a weighted average annualized interest cost of approximately 4.2% (exclusive of deferred financing costs). The debentures guaranteed by the SBA have a maturity of ten years, with a current weighted average remaining maturity of 6.6 years as of December 31, 2014, and require semi-annual payments of interest. We will need to generate sufficient cash flow to make required interest payments on the debentures. If we are unable to meet the financial obligations under the debentures, the SBA, as a creditor, will have a superior claim to the assets of the Funds over our stockholders in the event we liquidate or the SBA exercises its remedies under such debentures as the result of a default by us.

       In addition, as of December 31, 2014, we had $218.0 million outstanding under our Credit Facility. Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable LIBOR rate (0.16%) as of December 31, 2014) plus 2.00%, as long as we maintain an investment grade rating (or 2.25% if we do not maintain an investment grade rating) or (ii) the applicable base rate (Prime Rate of 3.25% as of December 31, 2014) plus 1.00%, as long as we maintain an investment grade rating (or 1.25% if we do not maintain an investment grade rating). We pay unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. If we are unable to meet the financial obligations under the Credit Facility, the Credit Facility lending group will have a superior claim to the assets of MSCC and its subsidiaries (excluding the assets of the Funds) over our stockholders in the event we liquidate or the lending group exercises its remedies under the Credit Facility as the result of a default by us.

       In April 2013, we issued $92.0 million in aggregate principal amount of 6.125% Notes due 2023 (the "6.125% Notes"). As of December 31, 2014, the outstanding balance of the 6.125% Notes was $90.8 million. The 6.125% Notes are unsecured obligations and rank pari passu with our current and future senior unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 6.125% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 6.125% Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at our option on or after April 1, 2018. The 6.125% Notes bear interest at a rate of 6.125% per year.

       In November 2014, we issued $175.0 million in aggregate principal amount of 4.50% unsecured notes due 2019 (the "4.50% Notes" and, together with the 6.125% Notes, the "Notes") at an issue price of 99.53%. As of December 31, 2014, the outstanding balance of the 4.50% Notes was $175.0 million. The 4.50% Notes are unsecured obligations and rank pari passu with our current and future senior unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes mature on December 1, 2019, and may be redeemed in whole or in part at any time at our option subject to certain make whole provisions.

         Illustration.     The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Our Portfolio(1)
(net of expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder(2)	(21.0)%	(12.0)%	(3.0)%	6.0%	15.0%

(1)
Assumes $1.7 billion in total assets, $708.8 million in debt outstanding, $940.0 million in net assets, and a weighted average interest rate of 4.0%. Actual interest payments may be different.

(2)
In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2014 total assets of at least 1.7%.

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

       Substantially all of our assets are currently pledged as collateral under our Credit Facility or are subject to a superior claim over our stockholders by the SBA. If we default on our obligations under the Credit Facility or our SBA-guaranteed debentures, the lenders and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our stockholders. In addition, if the lenders exercise their right to sell the assets pledged under our Credit Facility, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the Credit Facility.

  Previously proposed legislation may allow us to incur additional leverage.

       As a BDC, under the 1940 Act we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Legislation introduced in the U.S. House of Representatives during the 113th Congress proposed to modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. In addition, legislation introduced in the U.S. Senate during the 113th Congress proposed to modify SBA regulations in a manner that may permit us to issue additional SBIC debentures above the current regulatory maximum amount of $225.0 million. If such legislation is reintroduced and passed, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in our securities may increase.

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

  We may not be able to pay distributions to our stockholders, our distributions may not grow over time, and a portion of distributions paid to our stockholders may be a return of capital, which is a distribution of the stockholders' invested capital.

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

       We will include in income certain amounts that we have not yet received in cash, such as: (i) amortization of original issue discount, which may arise if we receive warrants in connection with the origination of a loan such that ascribing a value to the warrants creates original issue discount in the debt instrument, if we invest in a debt investment at a discount to the par value of the debt security or possibly in other circumstances; (ii) contractual payment-in-kind, or PIK, interest, which represents contractual interest added to the loan balance and due at the end of the loan term; (iii) contractual preferred dividends, which represents contractual dividends added to the preferred stock and due at the end of the preferred stock term, subject to adequate profitability at the portfolio company; or (iv) amortization of market discount, which is associated with loans purchased in the secondary market at a discount to par value. Such amortization of original issue discounts, increases in loan balances as a result of contractual PIK arrangements, cumulative preferred dividends, or amortization of market discount will be included in income before we receive the corresponding cash payments. We also may be required to include in income certain other amounts before we receive such amounts in cash. Investments structured with these features may represent a higher level of credit risk compared to investments generating income which must be paid in cash on a current basis. For the year ended December 31, 2014, (i) approximately 3.3% of our total investment income was attributable to PIK income not paid currently in cash, (ii) approximately 1.8% of our total investment income was attributable to amortization of original issue discount, (iii) approximately 1.3% of our total investment income was attributable to cumulative dividend income not paid currently in cash, and (iv) approximately 1.3% of our total investment income was attributable to amortization of market discount on loans purchased in the secondary market at a discount.

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

       The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below net asset value provided that our Board of Directors makes certain determinations. We did not seek stockholder authorization to sell shares of our common stock at a price below the then current net asset value per share at our 2014 annual meeting of stockholders. As such, we do not currently have such stockholder authorization, and we do not currently intend to seek the stockholder authorization to issue our common stock at a price below net asset value per share at our 2015 annual meeting of stockholders because our common stock price per share has been trading significantly above the current net asset value per share of our common stock. We may, however, seek such authorization at future annual or special meetings of stockholders. Our stockholders have previously approved a proposal to authorize us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock or securities to subscribe to, convert to, or purchase shares of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders' best interests.

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

       Our business is highly dependent on our and third parties' communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

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

  •
  are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation, termination or significant under-performance of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

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

  Continuation of the current decline in oil and natural gas prices for a prolonged period of time could have a material adverse effect on us.

       A prolonged continuation of the current decline in oil and natural gas prices would adversely affect the credit quality of our debt investments and the underlying operating performance of our equity investments in energy-related businesses. A decrease in credit quality and the operating performance would, in turn, negatively affect the fair value of these investments, which would consequently negatively affect our net asset value. Should the current decline in oil and natural gas prices persist, it is likely that our energy-related portfolio companies' abilities to satisfy financial or operating covenants imposed by us or other lenders will be adversely affected, thereby negatively impacting their financial condition and their ability to satisfy their debt service and other obligations to us. Likewise, should the current decline in oil and natural gas prices persist, it is likely that our energy-related portfolio companies' cash flow and profit generating capacities would also be adversely affected thereby negatively impacting their ability to pay us dividends or distributions on our equity investments.

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

       Certain investments that we have made in the past and may make in the future include warrants or other equity securities. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. Investments in preferred securities involve special risks, such as the risk of deferred distributions, credit risk, illiquidity and limited voting rights. In addition, we may from time to time make non-control, equity investments in portfolio companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We often seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer; however, we may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.

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

       Shares of closed-end investment companies, including BDCs, may trade at a discount to net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value. In addition, if our common stock trades below our net asset value per share, we will generally not be able to issue additional common stock at the market price unless our stockholders approve such a sale and our Board of Directors makes certain determinations. See "— Risks Relating to Our Business and Structure — Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock" for a discussion related to us issuing shares of our common stock below net asset value.

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

  •
  the exclusion of our common stock from certain market indices, such as what happened with respect to the Russell indices and the Standard and Poor's indices, could reduce the ability of certain investment funds to own our common stock and limit the number of owners of our common stock and otherwise negatively impact the market price of our common stock;

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

  The Notes are unsecured and therefore effectively subordinated to any current or future secured indebtedness, including indebtedness under the Credit Facility.

       The Notes are not secured by any of our assets or any of the assets of our subsidiaries and rank equally in right of payment with all of our existing and future unsubordinated, unsecured indebtedness. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of December 31, 2014, we had $218.0 million outstanding under the Credit Facility out of $572.5 million in commitments. The indebtedness under the Credit Facility is senior to the Notes to the extent of the value of the assets securing such indebtedness.

  The Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

       The Notes are obligations exclusively of Main Street Capital Corporation and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the Notes, and the Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. In addition, several of our subsidiaries, specifically the Funds, maintain significant indebtedness and as a result the Notes are structurally subordinated to the indebtedness of these subsidiaries. For example, as of December 31, 2014, the Funds had collectively issued the current statutory maximum of $225.0 million of SBA-guaranteed debentures, which are included in our consolidated financial statements. The assets of such subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the Notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" for more detail on the SBA-guaranteed debentures.

       Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of other creditors of our subsidiaries have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Notes are structurally subordinated to all indebtedness, including the SBA-guaranteed debentures, and other liabilities of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the Notes.

  The Notes may or may not have an established trading market. If a trading market in the Notes is developed, it may not be maintained.

       The Notes may or may not have an established trading market. If a trading market in the Notes is developed, it may not be maintained. If the Notes are traded after their initial issuance, they may trade at a discount to their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, our financial condition or other relevant factors. Accordingly, we cannot assure you that a liquid trading market has been or will develop for the Notes, that you will be able to sell your Notes at a particular time or that the price you receive when you sell will be favorable. To the extent an active trading market does not develop or is not maintained, the liquidity and trading price for the Notes may be harmed. Accordingly, you may be required to bear the financial risk of an investment in the Notes for an indefinite period of time.

  A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or the Notes, if any, or change in the debt markets could cause the liquidity or market value of the Notes to decline significantly.

       Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the Notes. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the Notes. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion. We undertake no obligation to maintain our credit ratings or to advise holders of Notes of any changes in our credit ratings. The 4.50% Notes are currently rated by Standard & Poor's Ratings Services. There can be no assurance that our credit ratings will remain for any given period of time or that such credit ratings will not be lowered or withdrawn entirely by the rating agency if in their judgment future circumstances relating to the basis of the credit ratings, such as adverse changes in our company, so warrant. The conditions of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, which could have an adverse effect on the market prices of the Notes.

  The indentures under which the Notes were issued contain limited protection for holders of the Notes.

       The indentures under which the Notes were issued offer limited protection to holders of the Notes. The terms of the indentures and the Notes do not restrict our or any of our subsidiaries' ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on investments in the Notes. In particular, the terms of the indentures and the Notes do not place any restrictions on our or our subsidiaries' ability to:

•
issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, but giving effect, in each case, to any exemptive relief granted to us by the SEC (currently, this provision generally prohibits us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings);

•
pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes, including subordinated indebtedness;

•
sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

•
enter into transactions with affiliates;

•
create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

•
make investments; or

•
create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

       Furthermore, the terms of the indentures and the Notes do not protect holders of the Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, if any, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity.

       Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the Notes may have important consequences for you as a holder of the Notes, including making it more difficult for us to satisfy our obligations with respect to the Notes or negatively affecting the trading value of the Notes.

       Other debt we issue or incur in the future could contain more protections for its holders than the indentures and the Notes, including additional covenants and events of default. For example, the indentures under which the Notes are issued do not contain cross-default provisions that are contained in the Credit Facility. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the Notes.

  The optional redemption provision may materially adversely affect your return on the Notes.

       The 4.50% Notes are redeemable in whole or in part upon certain conditions at any time or from time to time at our option. The 6.125% Notes are redeemable in whole or in part upon certain conditions at any time or from time to time at our option, on or after April 1, 2018. We may choose to redeem the Notes at times when prevailing interest rates are lower than the interest rate paid on the Notes. In this circumstance, you may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the Notes being redeemed.

  We may not be able to repurchase the 4.50% Notes upon a Change of Control Repurchase Event.

       We may not be able to repurchase the 4.50% Notes upon certain change in control events described in the indenture under which the 4.50% Notes were issued (each, a "Change of Control Repurchase Event") because we may not have sufficient funds. Upon a Change of Control Repurchase Event, holders of the 4.50% Notes may require us to repurchase for cash some or all of the 4.50% Notes at a repurchase price equal to 100% of the aggregate principal amount of the 4.50% Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date. The terms of our Credit Facility provide that certain change of control events will constitute an event of default thereunder entitling the lenders to accelerate any indebtedness outstanding under our Credit Facility at that time and to terminate the Credit Facility. In addition, the occurrence of a Change of Control Repurchase Event enabling the holders of the 4.50% Notes to require the mandatory purchase of the 4.50% Notes would constitute an event of default under our Credit Facility entitling the lenders to accelerate any indebtedness outstanding under our Credit Facility at that time and to terminate the Credit Facility. Our and our subsidiaries' future financing facilities may contain similar restrictions and provisions. Our failure to purchase such tendered 4.50% Notes upon the occurrence of such Change of Control Repurchase Event would cause an event of default under the indenture governing the 4.50% Notes and a cross-default under the agreements governing certain of our other indebtedness, which may result in the acceleration of such indebtedness requiring us to repay that indebtedness immediately. If a Change of Control Repurchase Event were to occur, we may not have sufficient funds to repay any such accelerated indebtedness.

  If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Notes.

       As of December 31, 2014, we had approximately $708.8 million of indebtedness, including $218.0 million outstanding under the Credit Facility, $225.0 million outstanding from SBA-guaranteed debentures, approximately $90.8 million of the 6.125% Notes and $175.0 million of the 4.50% Notes outstanding. Any default under the agreements governing our indebtedness, including a default under the Credit Facility, under the Notes or under other indebtedness to which we may be a party that is not waived by the required lenders or debt holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. Our ability to generate sufficient cash flow in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under the Credit Facility or otherwise, in an amount sufficient to enable us to meet our payment obligations under the Notes and our other debt and to fund other liquidity needs.

       If our operating performance declines and we are not able to generate sufficient cash flow to service our debt obligations, we may in the future need to refinance or restructure our debt, including the Notes, sell assets, reduce or delay capital investments, seek to raise additional capital or seek to obtain waivers from the required lenders under the Credit Facility or the required holders of the Notes or other debt that we may incur in the future to avoid being in default. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the Notes and our other debt. If we breach our covenants under the Credit Facility, the Notes or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or debt holders. If this occurs, we would be in default under the Credit Facility, the Notes or other debt, the lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt. Because the Credit Facility has, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the Notes, the Credit Facility or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

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

       The following table sets forth, for each fiscal quarter during 2014 and 2013, the range of high and low closing prices of our common stock as reported on the NYSE.

	High	Low
Fiscal year 2014
Fourth quarter	$32.68	$27.48
Third quarter	$32.87	$30.38
Second quarter	$33.54	$29.55
First quarter	$35.69	$32.23
Fiscal year 2013
Fourth quarter	$33.13	$29.70
Third quarter	$31.08	$27.41
Second quarter	$32.13	$26.43
First quarter	$34.38	$30.44

       On February 26, 2015 the last sale price of our common stock on the NYSE was $30.69 per share, and there were approximately 200 holders of record of the common stock which did not include stockholders for whom shares are held in "nominee" or "street name."

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

       We currently pay regular monthly dividends and semi-annual supplemental dividends to our stockholders. Our monthly dividends, if any, will be determined by our Board of Directors on a quarterly basis. Our semi-annual supplemental dividends, if any, will be determined by our Board of Directors based upon our undistributed taxable income. The following table summarizes our dividends declared to date:

Date Declared	Record Date	Payment Date	Amount(1)
Fiscal year 2015
February 24, 2015	May 20, 2015	June 15, 2015	$0.175
February 24, 2015	April 21, 2015	May 15, 2015	$0.175
February 24, 2015	March 31, 2015	April 15, 2015	$0.175
November 6, 2014	February 20, 2015	March 16, 2015	$0.170
November 6, 2014	January 21, 2015	February 13, 2015	$0.170
November 6, 2014	December 31, 2014	January 15, 2015	$0.170	(2)

Total			$1.035

Fiscal year 2014
October 23, 2014	December 18, 2014	December 24, 2014	$0.275	(2)
August 4, 2014	November 20, 2014	December 15, 2014	$0.170	(2)
August 4, 2014	October 20, 2014	November 14, 2014	$0.170	(2)
August 4, 2014	September 19, 2014	October 15, 2014	$0.170	(2)
May 6, 2014	August 20, 2014	September 15, 2014	$0.165	(2)
May 6, 2014	July 21, 2014	August 15, 2014	$0.165	(2)
May 6, 2014	June 30, 2014	July 15, 2014	$0.165	(2)
April 21, 2014	June 20, 2014	June 25, 2014	$0.275	(2)
February 26, 2014	May 21, 2014	June 16, 2014	$0.165	(2)
February 26, 2014	April 20, 2014	May 15, 2014	$0.165	(2)
February 26, 2014	March 21, 2014	April 15, 2014	$0.165	(2)
November 6, 2013	February 20, 2014	March 14, 2014	$0.165	(2)
November 6, 2013	January 21, 2014	February 14, 2014	$0.165	(2)
November 6, 2013	December 30, 2013	January 15, 2014	$0.165	(3)

Total			$2.545

Fiscal year 2013
November 20, 2013	December 19, 2013	December 24, 2013	$0.250	(3)
August 6, 2013	November 21, 2013	December 16, 2013	$0.160	(3)
August 6, 2013	October 21, 2013	November 15, 2013	$0.160	(3)
August 6, 2013	September 20, 2013	October 15, 2013	$0.160	(3)
May 13, 2013	July 22, 2013	July 26, 2013	$0.200	(3)
May 8, 2013	May 21, 2013	September 16, 2013	$0.155	(3)
May 8, 2013	July 17, 2013	August 15, 2013	$0.155	(3)
May 8, 2013	June 18, 2013	July 15, 2013	$0.155	(3)
March 5, 2013	May 21, 2013	June 14, 2013	$0.155	(3)
March 5, 2013	April 19, 2013	May 15, 2013	$0.155	(3)
March 5, 2013	March 21, 2013	April 15, 2013	$0.155	(3)
November 6, 2012	February 21, 2013	March 15, 2013	$0.150	(3)
November 6, 2012	January 18, 2013	February 15, 2013	$0.150	(3)
November 6, 2012	January 4, 2013	January 23, 2013	$0.350	(3)
November 6, 2012	December 20, 2012	January 15, 2013	$0.150	(4)

Total			$2.660

Fiscal year 2012
July 31, 2012	November 21, 2012	December 14, 2012	$0.150	(4)
July 31, 2012	October 19, 2012	November 15, 2012	$0.150	(4)
July 31, 2012	September 20, 2012	October 15, 2012	$0.150	(4)
May 1, 2012	August 21, 2012	September 14, 2012	$0.145	(4)
May 1, 2012	July 20, 2012	August 15, 2012	$0.145	(4)
May 1, 2012	June 21, 2012	July 16, 2012	$0.145	(4)
March 6, 2012	May 21, 2012	June 15, 2012	$0.140	(4)
March 6, 2012	April 20, 2012	May 15, 2012	$0.140	(4)
March 6, 2012	March 21, 2012	April 16, 2012	$0.140	(4)
December 8, 2011	February 22, 2012	March 15, 2012	$0.135	(4)
December 8, 2011	January 18, 2012	February 15, 2012	$0.135	(4)
December 8, 2011	December 21, 2011	January 16, 2012	$0.135	(5)

Total			$1.710

	Amount(1)
Fiscal year 2011
Total	$1.560	(5)

Fiscal year 2010
Total	$1.500	(6)

Fiscal year 2009
Total	$1.500	(7),(8)

Fiscal year 2008
Total	$1.425	(8)

Fiscal year 2007
Total	$0.330	(9)

Cumulative dividends declared or paid	$14.265

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

(2)
These dividends attributable to fiscal year 2014 were comprised of ordinary income of $2.083 per share, long term capital gain of $0.419 per share, and qualified dividend income of $0.048 per share, and included dividends with a record date during fiscal year 2014, including the dividend declared and accrued as of December 31, 2014 and paid on January 15, 2015, pursuant to the Code.

(3)
These dividends attributable to fiscal year 2013 were comprised of ordinary income of $1.872 per share, long term capital gain of $0.346 per share, and qualified dividend income of $0.457 per share, and included dividends with a record date during fiscal year 2013, including the dividend declared and accrued as of December 31, 2013 and paid on January 15, 2014, pursuant to the Code.

(4)
These dividends attributable to fiscal year 2012 were comprised of ordinary income of $0.923 per share, long term capital gain of $0.748 per share, and qualified dividend income of $0.054 per share, and included dividends with a record date during fiscal year 2012, including the dividend declared and accrued as of December 31, 2012 and paid on January 15, 2013, pursuant to the Code.

(5)
These dividends attributable to fiscal year 2011 were comprised of ordinary income of $1.253 per share, long term capital gain of $0.373 per share, and qualified dividend income of $0.069 per share, and included dividends with a record date during fiscal year 2011, including the dividend declared and accrued as of December 31, 2011 and paid on January 16, 2012, pursuant to the Code.

(6)
These dividends attributable to fiscal year 2010 were comprised of ordinary income of $1.220 per share, long term capital gain of $0.268 per share, and qualified dividend income of $0.012 per share.

(7)
These dividends attributable to fiscal year 2009 were comprised of ordinary income of $1.218 per share and long term capital gain of $0.157 per share and excluded the $0.125 paid on January 15, 2009 which had been declared and accrued as of December 31, 2008.

(8)
These dividends attributable to fiscal year 2008 were comprised of ordinary income of $0.953 per share and long term capital gain of $0.597 per share, and included dividends with a record date during fiscal year 2008, including the $0.125 per share dividend declared and accrued as of December 31, 2008 and paid on January 15, 2009, pursuant to the Code.

(9)
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

SALES OF UNREGISTERED SECURITIES

       During the year ended December 31, 2014, we issued a total of 468,417 shares of our common stock under the DRIP. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). The aggregate value of the shares of our common stock issued under the DRIP during 2014 was approximately $15.0 million.

PURCHASES OF EQUITY SECURITIES

       None.

STOCK PERFORMANCE GRAPH

       The following graph compares the stockholder return on our common stock from October 5, 2007 to December 31, 2014 with the Russell 2000 Index and the Main Street Peer Group index (as defined below). This comparison assumes $100.00 was invested on October 5, 2007 (the date our common stock began to trade in connection with our initial public offering) in our common stock and in the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

COMPARISON OF STOCKHOLDER RETURN(1)
Among Main Street Capital Corporation, the Russell 2000 Index and Main Street Peer Group
(For the Period October 5, 2007 to December 31, 2014)

(1)
Total return includes reinvestment of dividends through December 31, 2014.

(2)
The Main Street Peer Group index is composed of American Capital, Ltd., Apollo Investment Corporation, Ares Capital Corporation, BlackRock Kelso Capital Corporation, Fidus Investment Corporation, Fifth Street Finance Corp., Gladstone Capital Corporation, Gladstone Investment Corporation, Golub Capital BDC, Inc., Harris & Harris Group, Inc., Hercules Technology Growth Capital, Inc., Horizon Technology Finance Corporation, KCAP Financial, Inc., Keating Capital, Inc., MCG Capital Corporation, Medley Capital Corporation, Monroe Capital Corporation, MVC Capital, Inc., New Mountain Finance Corporation, OFS Capital Corporation, OHA Investment Corp. (formerly known as NGP Capital Resources Company), PennantPark Floating Rate Capital Ltd., PennantPark Investment Corporation, Prospect Capital Corporation, Saratoga Investment Corp., Solar Capital Ltd., Solar Senior Capital Ltd., Stellus Capital Investment Corporation, TCP Capital Corp., THL Credit, Inc., TICC Capital Corp., Triangle Capital Corporation and WhiteHorse Finance, Inc.

Item 6.    Selected Financial Data

       The selected financial and other data as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 have been derived from consolidated financial statements that have been audited by Grant Thornton LLP, an independent registered public accounting firm. You should read this selected financial and other data in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Statement of operations data:
Investment income:
Total interest, fee and dividend income	$139,939	$115,158	$88,858	$65,045	$35,645
Interest from idle funds and other	824	1,339	1,662	1,195	863

Total investment income	140,763	116,497	90,520	66,240	36,508

Expenses:
Interest	(23,589)	(20,238)	(15,631)	(13,518)	(9,058)
Compensation	(12,337)	(8,560)	—	—	—
General and administrative	(7,134)	(4,877)	(2,330)	(2,483)	(1,437)
Expenses charged to the External Investment Manager	2,048	—	—	—	—
Expenses reimbursed to Internal Investment Manager	—	(3,189)	(10,669)	(8,915)	(5,263)
Share-based compensation	(4,215)	(4,210)	(2,565)	(2,047)	(1,489)

Total expenses	(45,227)	(41,074)	(31,195)	(26,963)	(17,247)

Net investment income	95,536	75,423	59,325	39,277	19,261
Total net realized gain (loss) from investments	23,206	7,277	16,479	2,639	(2,880)
Total net realized loss from SBIC debentures	—	(4,775)	—	—	—

Net realized income	118,742	77,925	75,804	41,916	16,381
Total net change in unrealized appreciation (depreciation) from investments	(776)	14,503	44,464	34,989	13,046
Total net change in unrealized appreciation (depreciation) from SBIC debentures and investment in the Internal Investment Manager	(10,931)	4,392	(5,004)	(6,511)	6,593
Income tax benefit (provision)	(6,287)	35	(10,820)	(6,288)	(941)
Bargain purchase gain	—	—	—	—	4,891

Net increase in net assets resulting from operations	100,748	96,855	104,444	64,106	39,970
Noncontrolling interest	—	—	(54)	(1,139)	(1,226)

Net increase in net assets resulting from operations attributable to common stock	$100,748	$96,855	$104,390	$62,967	$38,744

Net investment income per share — basic and diluted	$2.20	$2.06	$2.01	$1.69	$1.16
Net realized income per share — basic and diluted	$2.73	$2.13	$2.56	$1.80	$0.99
Net increase in net assets resulting from operations attributable to common stock per share — basic and diluted	$2.31	$2.65	$3.53	$2.76	$2.38
Weighted average shares outstanding — basic and diluted	43,522,397	36,617,850	29,540,114	22,850,299	16,292,846

	As of December 31,
	2014	2013	2012		2011		2010
	(dollars in thousands)
Balance sheet data:
Assets:
Total portfolio investments at fair value	$1,563,330	$1,286,188	$924,431		$658,093		$407,987
Marketable securities and idle funds investments	9,067	13,301	28,535		26,242		9,577
Cash and cash equivalents	60,432	34,701	63,517		42,650		22,334
Deferred tax asset, net	—	—	—		—		1,958
Interest receivable and other assets	46,406	16,054	14,580		6,539		4,524
Deferred financing costs, net of accumulated amortization	14,550	9,931	5,162		4,168		2,544

Total assets	$1,693,785	$1,360,175	$1,036,225		$737,692		$448,924

Liabilities and net assets:
Credit facility	$218,000	$237,000	$132,000		$107,000		$39,000
4.50% Notes	175,000	—	—		—		—
6.125% Notes	90,823	90,882	—		—		—
SBIC debentures at fair value(1)	222,781	187,050	211,467		201,887		155,558
Payable for securities purchased	14,773	27,088	20,661		—		—
Deferred tax liability, net	9,214	5,940	11,778		3,776		—
Dividend payable	7,663	6,577	5,188		2,856		—
Interest payable	4,848	2,556	3,562		3,984		3,195
Accounts payable and other liabilities	10,701	10,549	8,593		7,001		1,188

Total liabilities	753,803	567,642	393,249		326,504		198,941
Total net asset value	939,982	792,533	642,976		405,711		245,535
Noncontrolling interest	—	—	—		5,477		4,448

Total liabilities and net assets	$1,693,785	$1,360,175	$1,036,225		$737,692		$448,924

Other data:
Weighted average effective yield on LMM debt investments(2)	13.2%	14.7%	14.3%		14.8%		14.5%
Number of LMM portfolio companies	66	62	56		54		44
Weighted average effective yield on Middle Market debt investments(2)	7.8%	7.8%	8.0%		9.5%		10.5%
Number of Middle Market portfolio companies	86	92	79		57		32
Weighted average effective yield on Private Loan debt investments(2)	10.1%	11.3%	14.8%		—		—
Number of Private Loan portfolio companies	31	15	9		—		—
Expense ratios (as percentage of average net assets):
Total expenses, including income tax expense	5.8%	5.8%	8.2%	(3)	9.8%	(3)	8.8%	(3)
Operating expenses	5.1%	5.8%	6.1%	(3)	8.0%	(3)	8.3%	(3)
Operating expenses, excluding interest expense	2.4%	3.0%	3.0%	(3)	4.0%	(3)	4.0%	(3)

(1)
SBIC debentures for December 31, 2014, 2013, 2012, 2011 and 2010 are $225,000, $200,200, $225,000, $220,000 and $180,000 at par, respectively, with par of $75,200 for December 31, 2014 and 2013, $100,000 for December 31, 2012, and $95,000 for December 31, 2011 and 2010 recorded at fair value of $72,981, $62,050, $86,467, 76,887 and $70,558, as of December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

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

       During January 2010, MSCC acquired (the "Exchange Offer") approximately 88% of the total dollar value of the limited partner interests in Main Street Capital II, LP ("MSC II" and, together with MSMF, the "Funds") and 100% of the membership interests in the general partner of MSC II, Main Street Capital II GP, LLC ("MSC II GP"). MSC II is an investment fund that operates as an SBIC and commenced operations in January 2006. During the first quarter of 2012, MSCC acquired all of the remaining minority ownership of the MSC II limited partnership interests (the "Final MSC II Exchange"). The Exchange Offer and related transactions, including the acquisition of MSC II GP interests and the Final MSC II Exchange, are collectively termed the "Exchange Offer Transactions."

       MSC Adviser I, LLC (the "External Investment Manager" and, together with the Internal Investment Manager, the "Investment Managers") was formed in November 2013 as a wholly owned subsidiary of MSCC to provide investment management and other services to parties other than MSCC and its subsidiaries ("External Parties") and receive fee income for such services. MSCC has been granted no action relief by the Securities and Exchange Commission ("SEC") to allow the External Investment Manager to register as a registered investment adviser ("RIA") under Investment Advisers Act of 1940, as amended (the "Advisers Act"). The External Investment Manager is accounted for as a portfolio investment of MSCC, since the External Investment Manager conducts all of its investment management activities for parties outside of MSCC and its consolidated subsidiaries or their portfolio companies.

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

       Our external asset management business is conducted through our External Investment Manager. We have entered into an agreement to provide the External Investment Manager with asset management service support in connection with its asset management business generally, and specifically for its relationship with HMS Income Fund, Inc. ("HMS Income"). Through this agreement, we provide management and other services to the External Investment Manager, as well as access to our employees, infrastructure, business relationships, management expertise and capital raising capabilities. In the first quarter of 2014, we began charging the External Investment Manager for these services. Our total expenses for the year ended December 31, 2014 are net of expenses of $2.0 million charged to the External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed.

       We seek to fill the financing gap for LMM businesses, which, historically, have had more limited access to financing from commercial banks and other traditional sources. The underserved nature of the LMM creates the opportunity for us to meet the financing needs of LMM companies while also negotiating favorable transaction terms and equity participations. Our ability to invest across a company's capital structure, from secured loans to equity securities, allows us to offer portfolio companies a comprehensive suite of financing options, or a "one stop" financing solution. Providing customized, "one stop" financing solutions is important to LMM portfolio companies. We generally seek to partner directly with entrepreneurs, management teams and business owners in making our investments. Our LMM portfolio debt investments are generally secured by a first lien on the assets of the portfolio company and typically have a term of between five and seven years from the original investment date. We believe that our LMM investment strategy has limited correlation to the broader debt and equity markets.

       As of December 31, 2014, we had debt and equity investments in 66 LMM portfolio companies with an aggregate fair value of approximately $733.2 million, with a total cost basis of approximately $599.4 million, and a weighted average annual effective yield on our LMM debt investments of approximately 13.2%. As of December 31, 2014, approximately 72% of our total LMM portfolio investments at cost were in the form of debt investments and approximately 90% of such debt investments at cost were secured by first priority liens on the assets of our LMM portfolio companies. At December 31, 2014, we had equity ownership in approximately 95% of our LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 35%. As of December 31, 2013, we had debt and equity investments in 62 LMM portfolio companies with an aggregate fair value of approximately $659.4 million, with a total cost basis of approximately $543.3 million and a weighted average annual effective yield on our LMM debt investments of approximately 14.7%. As of December 31, 2013, approximately 76% of our total LMM portfolio investments at cost were in the form of debt investments and approximately 86% of such debt investments at cost were secured by first priority liens on the assets of our LMM portfolio companies. At December 31, 2013, we had equity ownership in approximately 94% of our LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 33%. The weighted average annual yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2014 and 2013, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status.

       In addition to our LMM investment strategy, we pursue investments in Middle Market companies. Our Middle Market portfolio investments primarily consist of direct investments in or secondary purchases of interest bearing debt securities in privately held companies that are generally larger in size than the companies included in our LMM portfolio. Our Middle Market portfolio debt investments are generally secured by either a first or second priority lien on the assets of the portfolio company and typically have an expected duration of between three and seven years from the original investment date.

       As of December 31, 2014, we had Middle Market portfolio investments in 86 companies, collectively totaling approximately $542.7 million in fair value with a total cost basis of approximately $561.8 million. The weighted average earnings before interest, taxes, depreciation and amortization ("EBITDA") for the 86 Middle Market portfolio companies was approximately $77.2 million as of December 31, 2014. As of December 31, 2014, substantially all of our Middle Market portfolio investments were in the form of debt investments and approximately 85% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on our Middle Market portfolio debt investments was approximately 7.8% as of December 31, 2014. As of December 31, 2013, we had Middle Market portfolio investments in 92 companies collectively totaling approximately $471.5 million in fair value with a total cost basis of approximately $468.3 million. The weighted average EBITDA for the 92 Middle Market portfolio companies was approximately $79.0 million as of December 31, 2013. As of December 31, 2013, substantially all of our Middle Market portfolio investments were in the form of debt investments and approximately 92% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on our Middle Market portfolio debt investments was approximately 7.8% as of December 31, 2013. The weighted average annual yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2014 and 2013, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status.

       Our Private Loan portfolio investments primarily consist of investments in interest-bearing debt securities in companies that are consistent with the size of the companies included in our LMM portfolio or our Middle

Market portfolio, but are investments that have been originated through strategic relationships with other investment funds on a collaborative basis. Our Private Loan portfolio debt investments are generally secured by either a first or second priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date.

       As of December 31, 2014, we had Private Loan portfolio investments in 31 companies, collectively totaling approximately $213.0 million in fair value with a total cost basis of approximately $224.0 million. The weighted average EBITDA for the 31 Private Loan portfolio companies was approximately $18.1 million as of December 31, 2014. As of December 31, 2014, approximately 96% of our Private Loan portfolio investments were in the form of debt investments and approximately 88% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on our Private Loan portfolio debt investments was approximately 10.1% as of December 31, 2014. As of December 31, 2013, we had Private Loan portfolio investments in 15 companies, collectively totaling approximately $111.5 million in fair value with a total cost basis of approximately $111.3 million. The weighted average EBITDA for the 15 Private Loan portfolio companies was approximately $18.4 million as of December 31, 2013. As of December 31, 2013, approximately 95% of our Private Loan portfolio investments were in the form of debt investments and approximately 98% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on our Private Loan portfolio debt investments was approximately 11.3% as of December 31, 2013. The weighted average annual yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2014 and 2013, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status.

       As of December 31, 2014, we had Other Portfolio investments in six companies, collectively totaling approximately $58.9 million in fair value and approximately $56.2 million in cost basis and which comprised approximately 3.8% of our Investment Portfolio (as defined in "— Critical Accounting Policies — Basis of Presentation" below) at fair value as of December 31, 2014. As of December 31, 2013, we had Other Portfolio investments in six companies, collectively totaling approximately $42.8 million in fair value and approximately $40.1 million in cost basis and which comprised approximately 3.3% of our Investment Portfolio at fair value as of December 31, 2013.

       As previously discussed, the External Investment Manager is a wholly owned subsidiary that is treated as a portfolio investment. As of December 31, 2014, there was no cost basis in this investment and the investment had a fair value of $15.6 million, which comprised 1.0% of our Investment Portfolio at fair value. As of December 31, 2013, there was no cost basis in this investment and the investment had a fair value of $1.1 million, which comprised 0.1% of our Investment Portfolio at fair value.

       Our portfolio investments are generally made through MSCC and the Funds. MSCC and the Funds share the same investment strategies and criteria, although they are subject to different regulatory regimes. An investor's return in MSCC will depend, in part, on the Funds' investment returns as they are wholly owned subsidiaries of MSCC.

       The level of new portfolio investment activity will fluctuate from period to period based upon our view of the current economic fundamentals, our ability to identify new investment opportunities that meet our investment criteria, and our ability to consummate the identified opportunities. The level of new investment activity, and associated interest and fee income, will directly impact future investment income. In addition, the level of dividends paid by portfolio companies and the portion of our portfolio debt investments on non-accrual status will directly impact future investment income. While we intend to grow our portfolio and our investment income over the long term, our growth and our operating results may be more limited during depressed economic periods. However, we intend to appropriately manage our cost structure and liquidity position based on applicable economic conditions and our investment outlook. The level of realized gains or losses and unrealized appreciation or depreciation on our investments will also fluctuate depending upon portfolio activity, economic conditions and the performance of our individual portfolio companies. The changes in realized gains and losses and unrealized appreciation or depreciation could have a material impact on our operating results.

       Because we are internally managed, Main Street does not pay any external investment advisory fees, but instead incurs the operating costs associated with employing investment and portfolio management professionals through the Internal Investment Manager. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio. For the year ended December 31, 2014, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.4%, compared to 1.7% for the year ended December 31, 2013 (with the 2013 ratio excluding interest expense and excluding the effect of the non-recurring accelerated vesting of restricted stock of our retired Executive Vice Chairman, which resulted in additional share based compensation expense of $1.3 million during 2013). Including the effect of the accelerated vesting of restricted stock, the ratio for the year ended December 31, 2013 was 1.8%.

       During May 2012, we entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income, a non-publicly traded BDC whose registration statement on Form N-2 was declared effective by the SEC in June 2012, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow us to own a registered investment adviser, we assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on MSCC's ability to meet the source of income requirement necessary for us to maintain our RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. We and the External Investment Manager agreed to waive all such fees from the effective date of HMS Income's registration statement on Form N-2 through December 31, 2013. As a result, as of December 31, 2013, neither we nor the External Investment Manager had received any base management fee or incentive fees under the investment sub-advisory agreement and neither was due any unpaid compensation for any base management fee or incentive fees under the investment sub-advisory agreement through December 31, 2013. The External Investment Manager has not waived the base management fees or incentive fees after December 31, 2013 and, as a result, began accruing such fees on January 1, 2014. During the year ended December 31, 2014, the External Investment Manager earned $2.8 million of base management fees under the sub-advisory agreement with HMS Adviser.

       During April 2014, we received an exemptive order from the SEC permitting co-investments by us and HMS Income in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. We have made, and in the future intend to continue to make, such co-investments with HMS Income in accordance with the conditions of the order. The order requires, among other things, that we and the External Investment Manager consider whether each such investment opportunity is appropriate for HMS Income and, if it is appropriate, to propose an allocation of the investment opportunity between us and HMS Income.

CRITICAL ACCOUNTING POLICIES

  Basis of Presentation

       Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For each of the periods presented herein, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries (which as noted above and discussed in detail below, include the Funds and the Taxable Subsidiaries and, beginning April 1, 2013, include the Internal Investment Manager which was previously treated as a portfolio investment). The Investment Portfolio, as used herein, refers to all of our investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments, the investment in the External Investment Manager and, for all periods up to and including March 31, 2013, the investment in the Internal Investment Manager, but excludes all "Marketable securities and idle funds investments", and, for all periods after March 31, 2013, the Investment Portfolio also excludes the investment in the Internal Investment Manager. For all periods up to and including the period ending March 31, 2013, the Internal Investment Manager was accounted for as a portfolio investment (see further discussion below) and was not consolidated with MSCC and its consolidated subsidiaries. For all periods after March 31, 2013, the Internal Investment Manager is consolidated with MSCC and its other consolidated subsidiaries. "Marketable securities and idle funds investments" are classified as financial instruments and are reported separately on our Consolidated Balance Sheets and Consolidated Schedules of Investments due to the nature of such investments. Our results of operations and cash flows for the years ended December 31, 2014, 2013 and 2012 and our financial position as of December 31, 2014 and 2013 are presented on a consolidated basis. The effects of all intercompany transactions between us and our consolidated subsidiaries have been eliminated in consolidation.

       Under the regulations pursuant to Article 6 of Regulation S-X applicable to BDCs and the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("Codification" or "ASC") 946, Financial Services — Investment Companies ("ASC 946"), we are precluded from consolidating portfolio company investments, including those in which we have a controlling interest, unless the portfolio company is another investment company. An exception to this general principle in ASC 946 occurs if we hold a controlling interest in an operating company that provides all or substantially all of its services directly to us, or to our portfolio companies. None of the portfolio investments made by us qualify for this exception, including the investment in the External Investment Manager, except as discussed below with respect to the Internal Investment Manager. Therefore, the Investment Portfolio is carried on the balance sheet at fair value, with any adjustments to fair value recognized as "Net Change in Unrealized Appreciation (Depreciation)" on our Statement of Operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a "Net Realized Gain (Loss)." For all periods prior to and including March 31, 2013, the Internal Investment Manager was accounted for as a portfolio investment and included as part of the Investment Portfolio in our consolidated financial statements. The Internal Investment Manager was consolidated with MSCC and its other consolidated subsidiaries prospectively beginning April 1, 2013 as the controlled operating subsidiary is providing substantially all of its services directly or indirectly to Main Street or our portfolio companies.

  Portfolio Investment Valuation

       The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. As of December 31, 2014 and 2013, our Investment Portfolio valued at fair value represented approximately 92% and 95% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact.

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

       For LMM portfolio investments, we generally review external events, including private mergers, sales and acquisitions involving comparable companies, and include these events in the valuation process by using an enterprise value waterfall methodology ("Waterfall") for our LMM equity investments and an income approach using a yield-to-maturity model ("Yield-to-Maturity") for our LMM debt investments. For Middle Market portfolio investments, we primarily use quoted prices in the valuation process. We determine the appropriateness of the use of third-party broker quotes, if any, in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company and other market indices. For Middle Market and Private Loan portfolio investments in debt securities for which we have determined that third-party quotes or other independent pricing are not available or appropriate, we generally estimate the fair value based on the assumptions that we believe hypothetical market participants would use to value the investment in a current hypothetical sale using the Yield-to-Maturity valuation method. For our Other Portfolio equity investments, we generally calculate the fair value of the investment primarily based on the net asset value ("NAV") of the fund. All of the valuation approaches for our portfolio investments estimate the value of the investment as if we were to sell, or exit, the investment as of the measurement date.

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

       Under the Waterfall valuation method, we estimate the enterprise value of a portfolio company using a combination of market and income approaches or other appropriate valuation methods, such as considering recent transactions in the equity securities of the portfolio company or third-party valuations of the portfolio company, and then perform a waterfall calculation by using the enterprise value over the portfolio company's securities in order of their preference relative to one another. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, we analyze various factors including the portfolio company's historical and projected financial results. The operating results of a portfolio company may include unaudited, projected, budgeted or pro forma financial information and may require adjustments for non-recurring items or to normalize the operating results that may require significant judgment in our determination. In addition, projecting future financial results requires significant judgment regarding future growth assumptions. In evaluating the operating results, we also analyze the impact of exposure to litigation, loss of customers or other contingencies. After determining the appropriate enterprise value, we allocate the enterprise value to investments in order of the legal priority of the various components of the portfolio company's capital structure. In applying the Waterfall valuation method, we assume the loans are paid off at the principal amount in a change in control transaction and are not assumed by the buyer, which we believe is consistent with our past transaction history and standard industry practices.

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

       Under the NAV valuation method, for an investment in an investment fund that does not have a readily determinable fair value, we measure the fair value of the investment predominately based on the NAV of the investment fund as of the measurement date. However, in determining the fair value of the investment, we may consider whether adjustments to the NAV are necessary in certain circumstances, based on the analysis of any restrictions on redemption of our investment as of the measurement date, recent actual sales or redemptions of interests in the investment fund, and expected future cash flows available to equity holders, including the rate of return on those cash flows compared to an implied market return on equity required by market participants, or other uncertainties surrounding our ability to realize the full NAV of our interests in the investment fund.

       Pursuant to our internal valuation process and the requirements under the 1940 Act, we perform valuation procedures on our investments in each LMM portfolio company quarterly. In addition to our internal valuation process, in determining the estimates of fair value for our investments in LMM portfolio companies, we, among other things, consult with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm is generally consulted relative to our investments in each LMM portfolio company at least once in every calendar year, and for our investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result is not in our stockholders' best interest, to consult with the nationally recognized independent financial advisory services firm on our investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of our investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. We consulted with our independent financial advisory services firm in arriving at our determination of fair value on our investments in a total of 52 LMM portfolio companies for the year ended December 31, 2014, representing approximately 83% of the total LMM portfolio at fair value as of December 31, 2014, and on a total of 50 LMM portfolio companies for the year ended December 31, 2013, representing approximately 76% of the total LMM portfolio at fair value as of December 31, 2013. Excluding our investments in new LMM portfolio companies which have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment as of December 31, 2014 and 2013, as applicable, and our investments in the LMM portfolio companies that were not reviewed because their equity is publicly traded, the percentage of the LMM portfolio reviewed by our independent financial advisory services firm for the year ended December 31, 2014 and 2013 was 99% and 100% of the total LMM portfolio at fair value as of December 31, 2014 and 2013, respectively.

       For valuation purposes, all of our Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, we use observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which we have determined that third-party quotes or other independent pricing are not available or appropriate, we generally estimate the fair value based on the assumptions that we believe hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method.

       For valuation purposes, all of our Private Loan portfolio investments are non-control investments. For Private Loan portfolio investments for which we have determined that third-party quotes or other independent pricing are not available or appropriate, we generally estimate the fair value based on the assumptions that we believe hypothetical market participants would use to value such Private Loan debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Private Loan equity investments in a current hypothetical sale using the Waterfall valuation method.

       For valuation purposes, all of our Other Portfolio investments are non-control investments. Our Other Portfolio investments comprised approximately 3.8% and 3.3%, respectively, of our Investment Portfolio at fair value as of December 31, 2014 and 2013. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For our Other Portfolio equity investments, we generally determine the fair value of our investments using the NAV valuation method. For Other Portfolio debt investments, we generally determine the fair value of these investments through obtaining third-party quotes or other independent pricing to the extent that these inputs are available and appropriate to determine fair value. For Other Portfolio debt investments for which we have determined that third-party quotes or other independent pricing are not available or appropriate, we generally estimate the fair value based on the assumptions that we believe hypothetical market participants would use to value such Other Portfolio debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method.

       For valuation purposes, our investment in the External Investment Manager is a control investment. Market quotations are not readily available for this investment, and as a result, we determine the fair value of the External Investment Manager using the Waterfall valuation method under the market approach. In estimating the enterprise value, we analyze various factors, including the entity's historical and projected financial results, as well as its size, marketability and performance relative to the population of market multiples. This valuation approach estimates the value of the investment as if we were to sell, or exit, the investment. In addition, we consider the value associated with our ability to control the capital structure of the company, as well as the timing of a potential exit.

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

       Our Board of Directors has the final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our Investment Portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our Investment Portfolio as of December 31, 2014 and 2013 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

  Revenue Recognition

  Interest and Dividend Income

       We record interest and dividend income on the accrual basis to the extent amounts are expected to be collected. Dividend income is recorded as dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. In accordance with our valuation policies, we evaluate accrued interest and dividend income periodically for collectability. When a loan or debt security becomes 90 days or more past due, and if we otherwise do not expect the debtor to be able to service all of its debt or other obligations, we will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security's status significantly improves regarding the debtor's ability to service the debt or other obligations, or if a loan or debt security is fully impaired, sold or written off, we remove it from non-accrual status.

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

  Payment-in-Kind ("PIK") Interest and Cumulative Dividends

       We hold debt and preferred equity instruments in our Investment Portfolio that contain payment-in-kind ("PIK") interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when it is determined that such PIK interest and dividends in arrears are no longer collectible. For the years ended December 31, 2014, 2013 and 2012 (i) approximately 3.3%, 4.3% and 4.3%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.3%, 1.2% and 0.3%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.

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

       The Taxable Subsidiaries hold certain portfolio investments for us. The Taxable Subsidiaries are consolidated with us for U.S. GAAP reporting purposes, and the portfolio investments held by them are included in our consolidated financial statements as portfolio investments and recorded at fair value. The Taxable Subsidiaries permit us to hold equity investments in portfolio companies which are "pass-through" entities for tax purposes and continue to comply with the "source-income" requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for income tax purposes and may generate income tax expense, or benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements.

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

INVESTMENT PORTFOLIO COMPOSITION

       LMM portfolio investments primarily consist of secured debt, equity warrants and direct equity investments in privately held, LMM companies based in the United States. Our LMM portfolio companies generally have annual revenues between $10 million and $150 million, and our LMM investments generally range in size from $5 million to $50 million. The LMM debt investments are typically secured by either a first or second priority lien on the assets of the portfolio company, generally bear interest at fixed rates, and generally have a term of between five and seven years from the original investment date. In most LMM portfolio investments, we receive nominally priced equity warrants and/or make direct equity investments in connection with a debt investment.

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

       Our external asset management business is conducted through our External Investment Manager. We have entered into an agreement to provide the External Investment Manager with asset management service support in connection with its asset management business generally, and specifically for its relationship with HMS Income Fund, Inc. ("HMS Income"). Through this agreement, we provide management and other services to the External Investment Manager, as well as access to our employees, infrastructure, business relationships, management expertise and capital raising capabilities. In the first quarter of 2014, we began charging the External Investment Manager for these services. Our total expenses for the year ended December 31, 2014 are net of expenses of $2.0 million charged to the External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed.

       The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments as of December 31, 2014 and 2013 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	December 31, 2014	December 31, 2013
First lien debt	75.7%	79.0%
Equity	11.6%	10.4%
Second lien debt	10.0%	8.4%
Equity warrants	1.5%	1.9%
Other	1.2%	0.3%

	100.0%	100.0%

Fair Value:	December 31, 2014	December 31, 2013
First lien debt	66.9%	69.9%
Equity	21.9%	19.3%
Second lien debt	9.2%	7.6%
Equity warrants	1.0%	2.9%
Other	1.0%	0.3%

	100.0%	100.0%

       The following tables summarize the composition of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the

United States or other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of December 31, 2014 and 2013 (this information excludes the Other Portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	December 31, 2014	December 31, 2013
Southwest	29.6%	27.8%
Northeast	19.9%	18.0%
West	18.7%	19.1%
Southeast	15.4%	15.6%
Midwest	13.5%	15.4%
Canada	0.7%	1.2%
Other Non-United States	2.2%	2.9%

	100.0%	100.0%

Fair Value:	December 31, 2014	December 31, 2013
Southwest	33.7%	30.9%
West	20.4%	20.1%
Northeast	18.3%	17.6%
Midwest	12.7%	15.0%
Southeast	12.4%	12.6%
Canada	0.6%	1.1%
Other Non-United States	1.9%	2.7%

	100.0%	100.0%

       Our LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, by industry at cost and fair value as of December 31, 2014 and 2013 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	December 31, 2014	December 31, 2013
Media	8.3%	7.8%
Energy Equipment & Services	8.3%	10.7%
Machinery	6.5%	3.3%
IT Services	5.9%	6.1%
Hotels, Restaurants & Leisure	5.6%	5.8%
Software	5.4%	3.8%
Construction & Engineering	5.3%	4.1%
Health Care Providers & Services	4.9%	5.8%
Specialty Retail	4.7%	7.2%
Diversified Telecommunication Services	4.0%	3.3%
Electronic Equipment, Instruments & Components	3.0%	2.3%
Diversified Consumer Services	2.9%	2.4%
Oil, Gas & Consumable Fuels	2.5%	3.2%
Auto Components	2.3%	1.6%
Health Care Equipment & Supplies	2.1%	1.2%
Internet Software & Services	1.9%	2.5%
Road & Rail	1.8%	2.7%
Food Products	1.8%	0.9%
Pharmaceuticals	1.8%	0.6%
Textiles, Apparel & Luxury Goods	1.3%	1.6%
Chemicals	1.3%	1.3%
Aerospace & Defense	1.2%	0.8%
Trading Companies & Distributors	1.2%	1.5%
Professional Services	1.1%	1.4%
Building Products	1.1%	1.4%
Commercial Services & Supplies	1.0%	5.1%
Distributors	1.0%	0.0%
Diversified Financial Services	1.0%	0.4%
Containers & Packaging	0.9%	1.0%
Consumer Finance	0.9%	1.1%
Other(1)	9.0%	9.1%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

Fair Value:	December 31, 2014	December 31, 2013
Machinery	8.1%	5.3%
Energy Equipment & Services	7.9%	10.2%
Media	7.7%	7.6%
Hotels, Restaurants & Leisure	5.6%	5.6%
Construction & Engineering	5.5%	4.6%
Software	5.5%	4.0%
IT Services	5.4%	5.6%
Specialty Retail	4.9%	6.5%
Diversified Consumer Services	4.4%	3.9%
Health Care Providers & Services	4.4%	5.6%
Diversified Telecommunication Services	3.8%	3.6%
Electronic Equipment, Instruments & Components	2.5%	2.4%
Auto Components	2.5%	1.5%
Internet Software & Services	2.3%	2.9%
Road & Rail	2.3%	3.0%
Oil, Gas & Consumable Fuels	1.9%	2.9%
Health Care Equipment & Supplies	1.9%	1.0%
Pharmaceuticals	1.7%	0.6%
Food Products	1.6%	0.8%
Paper & Forest Products	1.2%	1.3%
Textiles, Apparel & Luxury Goods	1.2%	1.4%
Chemicals	1.2%	1.2%
Aerospace & Defense	1.1%	0.7%
Trading Companies & Distributors	1.1%	1.3%
Commercial Services & Supplies	1.0%	4.6%
Professional Services	1.0%	1.2%
Distributors	1.0%	0.0%
Diversified Financial Services	1.0%	0.4%
Building Products	0.9%	1.0%
Other(1)	9.4%	9.3%

	100.0%	100.0%

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

PORTFOLIO ASSET QUALITY

       We utilize an internally developed investment rating system to rate the performance of each LMM portfolio company and to monitor our expected level of returns on each of our LMM investments in relation to our expectations for the portfolio company. The investment rating system takes into consideration various factors, including but not limited to, each investment's expected level of returns and the collectability of our debt investments, comparisons to competitors and other industry participants and the portfolio company's future outlook.

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

       The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of December 31, 2014 and 2013.

	As of December 31, 2014		As of December 31, 2013
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(in thousands, except percentages)
1	$287,693	39.2%	$242,013	36.7%
2	133,266	18.2%	116,908	17.7%
3	239,100	32.6%	239,843	36.4%
4	61,475	8.4%	60,641	9.2%
5	11,657	1.6%	—	0.0%

Total	$733,191	100.0%	$659,405	100.0%

       Based upon our investment rating system, the weighted average rating of our LMM portfolio as of December 31, 2014 and 2013 was approximately 2.2 and 2.2, respectively.

       As of December 31, 2014, our total Investment Portfolio had five investments with positive fair value on non-accrual status, which comprised approximately 1.7% of its fair value and 4.7% of its cost, and no fully impaired investments. As of December 31, 2013, our total Investment Portfolio had two investments with positive fair value on non-accrual status, which comprised approximately 2.3% of the its fair value and 4.7% of its cost, and no fully impaired investments.

       The operating results of our portfolio companies are impacted by changes in the broader fundamentals of the United States economy. In the event that the United States economy contracts, it is likely that the financial results of small-to mid-sized companies, like those in which we invest, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in defaults. Consequently, we can provide no assurance that the performance of certain portfolio companies will not be negatively impacted by economic cycles or other conditions, which could also have a negative impact on our future results.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

  Comparison of years ended December 31, 2014 and 2013

	Twelve Months Ended December 31,		Net Change
	2014	2013	Amount	%
	(in thousands)
Total investment income	$140,763	$116,497	$24,266	21%
Total expenses	(45,227)	(41,074)	(4,153)	10%

Net investment income	95,536	75,423	20,113	27%
Net realized gain from investments	23,206	7,277	15,929	219%
Net realized loss from SBIC debentures	—	(4,775)	4,775

Net realized income	118,742	77,925	40,817	52%
Net change in unrealized appreciation (depreciation) from:
Portfolio investments	(824)	16,155	(16,979)
SBIC debentures and marketable securities and idle funds	(10,883)	2,740	(13,623)

Total net change in unrealized appreciation (depreciation)	(11,707)	18,895	(30,602)
Income tax benefit (provision)	(6,287)	35	(6,322)

Net increase in net assets resulting from operations	$100,748	$96,855	$3,893	4%

	Twelve Months Ended December 31,		Net Change
	2014	2013	Amount	%
	(in thousands, except per share amounts)
Net investment income	$95,536	$75,423	$20,113	27%
Share-based compensation expense	4,215	4,210	5	0%

Distributable net investment income(a)	99,751	79,633	20,118	25%
Net realized gain from investments	23,206	7,277	15,929	219%
Net realized loss from SBIC debentures	—	(4,775)	4,775

Distributable net realized income(a)	$122,957	$82,135	$40,822	50%

Distributable net investment income per share — Basic and diluted(a)	$2.29	$2.17	$0.12	6%

Distributable net realized income per share — Basic and diluted(a)	$2.83	$2.24	$0.59	26%

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

  Investment Income

       For the year ended December 31, 2014, total investment income was $140.8 million, a 21% increase over the $116.5 million of total investment income for the corresponding period of 2013. This comparable period increase was principally attributable to (i) a $15.9 million increase in interest income from higher average levels of portfolio debt investments, (ii) an $8.1 million increase in dividend income from Investment Portfolio equity investments and (iii) a $0.8 million increase in fee income from higher origination activity and refinancing and prepayment activity, partially offset by a $0.6 million decrease in interest and dividend income due to a lower level of Marketable securities and idle funds investments. The $24.3 million increase in total investment income in the year ended December 31, 2014 includes a $1.3 million net decrease in investment income related to accelerated prepayment and repricing activity for certain Investment Portfolio debt investments and Marketable securities and idle funds investments and $1.6 million of unusual dividend income.

  Expenses

       For the year ended December 31, 2014, total expenses increased to $45.2 million from $41.1 million for the corresponding period of 2013. This comparable period increase in operating expenses was principally attributable to (i) a $3.4 million increase in interest expense, primarily as a result of (a) the issuance of our 6.125% Notes due 2023 (the "6.125% Notes") in April 2013, (b) the issuance of our 4.50% Notes due 2019 (the "4.50% Notes") in November 2014 and (c) a higher average outstanding balance on our credit facility ("Credit Facility") when compared to prior year, partially offset by a decrease in interest expense from our SBIC debentures due to a lower average interest rate, in both cases when compared to the prior year, (ii) a $1.0 million increase in compensation expense related to increases in the number of personnel, base compensation and other incentive compensation accruals and (iii) a $1.8 million increase related to other general and administrative expenses, partially offset by (i) a $2.0 million decrease in expenses related to the expenses charged to the External Investment Manager (see further discussion in "Overview"), in each case when compared to the prior year. Share-based compensation expense was $4.2 million for 2014, which is unchanged from 2013, due to the net effect of the non-recurring accelerated vesting of restricted stock of our retired Executive Vice Chairman in 2013, which resulted in additional share-based compensation expense of $1.3 million in the prior year, which was offset by an increase of $1.3 million related to non-cash amortization for the vesting of restricted share grants in 2014. For the year ended December 31, 2014, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.4% compared to 1.7% for the year ended December 31, 2013 (the prior year comparison excluding the effect of the accelerated vesting as discussed above). Including the effect of the accelerated vesting of restricted stock, the ratio would have been 1.8% for the year ended December 31, 2013.

  Distributable Net Investment Income

       Distributable net investment income increased 25% to $99.8 million, or $2.29 per share, compared with $79.6 million, or $2.17 per share, in the corresponding period of 2013. The increase in distributable net investment income was primarily due to the higher level of total investment income partially offset by higher operating expenses, due to the changes discussed above. Distributable net investment income on a per share basis for the year ended December 31, 2014 reflects (i) a decrease of approximately $0.06 per share from the comparable period in 2013 attributable to the net decrease in the comparable levels of accelerated prepayment and repricing activity for certain investment portfolio debt investments, (ii) approximately $0.04 per share attributable to the unusual dividend income as discussed above and (iii) a greater number of average shares outstanding compared to the corresponding period in 2013 primarily due to the August 2013 and April 2014 follow-on equity offerings.

  Net Investment Income

       Net investment income for the year ended December 31, 2014 was $95.5 million, or a 27% increase, compared to net investment income of $75.4 million for the corresponding period of 2013. The increase in net investment income was principally attributable to the increase in total investment income partially offset by higher operating expenses as discussed above.

  Distributable Net Realized Income

       Distributable net realized income was $123.0 million, or $2.83 per share, for the year ended December 31, 2014 compared with $82.1 million, or $2.24 per share, in the corresponding period of 2013. The $40.8 million increase was primarily attributable to (i) the $20.1 million increase in total distributable net investment income in the year ended December 31, 2014 when compared to the corresponding period of 2013 as discussed above, (ii) the $15.9 million increase in the net realized gain from investments for the year ended December 31, 2014 and (iii) the $4.8 million decrease in the net realized loss from SBIC debentures to zero for the year ended December 31, 2014. The net realized gain from investments of $23.2 million during the year ended December 31, 2014 was primarily attributable to (i) $27.1 million of realized gains recognized on the exit of four LMM portfolio investments in 2014 and (ii) net realized gains on several Middle Market investments totaling $2.0 million, partially offset by a net realized loss of $6.5 million in conjunction with a change in control transaction involving a LMM portfolio company in the second quarter of 2014.

  Net Realized Income

       The higher level of net investment income for the year ended December 31, 2014 as compared to the year ended December 31, 2013, the $15.9 million increase in the net realized gain from investments in the year ended December 31, 2014 as compared to December 31, 2013 and the $4.8 million decrease in the net realized loss from SBIC debentures recognized in year ended December 31, 2013, in each case as discussed above, resulted in a $40.8 million increase in net realized income compared with the corresponding period of 2013.

  Net Increase in Net Assets Resulting from Operations

       The net increase in net assets resulting from operations during the year ended December 31, 2014 was $100.7 million, or $2.31 per share, compared with $96.9 million, or $2.65 per share, during the year ended December 31, 2013. This increase from the prior year was primarily the result of (i) a $20.1 million increase in net investment income and (ii) a $15.9 million increase in the net realized gain (loss) from investments and (iii) the $4.8 million decrease in the net realized loss from SBIC debentures, in each case due to the factors discussed above, partially offset by (i) a $30.6 million decrease in net change in unrealized appreciation (depreciation) to $11.7 million of net unrealized depreciation for the year ended December 31, 2014 compared to $18.9 million of net unrealized appreciation in the prior year and (ii) a $6.3 million increase in the income tax provision from the prior year. The total net unrealized depreciation for the year ended December 31, 2014 of $11.7 million included (i) net unrealized appreciation totaling $33.7 million on LMM portfolio investments, including unrealized appreciation on 39 LMM portfolio investments and unrealized depreciation on 12 LMM portfolio investments, (ii) $14.5 million of unrealized appreciation on the External Investment Manager, and (iii) $0.3 million of net unrealized appreciation on Other Portfolio investments, offset by (i) accounting reversals of net unrealized appreciation from prior periods of $20.7 million related to portfolio investment exits and repayments, (ii) $18.7 million of net unrealized depreciation on Middle Market portfolio investments, (iii) $10.9 million of unrealized depreciation on the SBIC debentures held by MSC II which are accounted for on a fair value basis, and (iv) $9.9 million of net unrealized depreciation on Private Loan portfolio investments. The income tax provision for the year ended December 31, 2014 of $6.3 million principally consisted of deferred taxes of $3.3 million, which is primarily the result of the impact on deferred taxes related to the utilization of net operating losses and net unrealized appreciation on our portfolio investments held in our Taxable Subsidiaries, and other taxes of $3.0 million, which includes a $1.4 million accrual for excise tax on our estimated spillover taxable income and $1.6 million related to accruals for state and other taxes.

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

  Expenses

       For the year ended December 31, 2013, total expenses increased to $41.1 million from $31.2 million for the corresponding period of 2012. This comparable period increase in expenses was principally attributable to (i) a $4.6 million increase in interest expense, (ii) higher compensation and related expenses of $2.1 million, primarily as a result of additional personnel compared to the same period in the prior year, (iii) a $1.6 million increase in other general and administrative expenses and (iv) an increase of $1.6 million in share-based compensation, primarily due to $1.3 million of expense associated with the accelerated vesting of all the unvested shares of restricted stock in connection with the retirement of our former Executive Vice Chairman during the year ended December 31, 2013. The $4.6 million increase in interest expense was primarily a result of (i) a $4.4 million increase primarily related to the issuance of the 6.125% Notes in April 2013 and (ii) a $1.3 million increase related to a higher average outstanding balance on the Credit Facility, partially offset by a $1.1 million decrease related to prepayments on our Small Business Investment Company ("SBIC") debentures and lower average interest rates on the SBIC debentures. The ratio of our total operating expenses, excluding interest expense and excluding the effect of the accelerated vesting of restricted stock of our former Executive Vice Chairman discussed above, as a percentage of our average total assets was 1.7% for the year ended December 31, 2013, compared to 1.8% for the prior year. Including the effect of the accelerated vesting of restricted stock of our former Executive Vice Chairman, the ratio would have been 1.8% for the year ended December 31, 2013.

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

  Distributable Net Realized Income

       Distributable net realized income was $82.1 million, or $2.24 per share, for the year ended December 31, 2013 compared with $78.4 million, or $2.65 per share, in the corresponding period of 2012. The $3.7 million increase was primarily attributable to higher distributable net investment income in the year ended December 31, 2013 compared to the corresponding period of 2012 as discussed above, partially offset by (i) a decrease in net realized gain from investments of $9.2 million, to $7.3 million in 2013 from $16.5 million in prior year, and (ii) a realized loss of $4.8 million on the repayment of certain SBIC debentures issued to MSC II which had been accounted for on the fair value method of accounting under ASC 825. The $7.3 million net realized gain on investments during the year ended December 31, 2013 was primarily attributable to (i) a realized gain of $11.3 million on the full exit of two LMM equity investments, (ii) realized gains of $1.0 million on the partial exits of several LMM investments, (iii) net realized gains on several Middle Market and Marketable securities and idle funds investments totaling $1.9 million, partially offset by (i) realized losses of $2.6 million on the restructuring of a LMM equity investment and $1.8 million on the full exit of one LMM investment, respectively, and (ii) the realized loss of $1.8 million on the full exit of one Middle Market investment.

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

  Liquidity and Capital Resources

  Cash Flows

       For the year ended December 31, 2014, we experienced a net increase in cash and cash equivalents in the amount of $25.7 million, which is the net result of $190.9 million of cash used for our operating activities and $216.6 million provided by financing activities.

       During the period, we used $190.9 million of cash for our operating activities, which resulted primarily from (i) cash flows we generated from the ordinary operating profits earned through our operating activities totaling $84.5 million, which is our $99.8 million of distributable net investment income, excluding the non-cash effects of the accretion of unearned income of $10.5 million, payment-in-kind interest income of $4.7 million, cumulative dividends of $1.8 million and the amortization expense for deferred financing costs of $1.7 million, (ii) cash uses totaling $858.2 million from (a) the funding of new portfolio company investments and settlement of accruals for portfolio investments existing as of December 31, 2013, which together total $831.2 million, (b) the funding of new Marketable securities and idle funds investments and settlement of accruals for Marketable securities and idle funds investments existing as of December 31, 2013, which together total $22.7 million and (c) increases in other assets of $4.3 million, and (iii) cash proceeds totaling $582.8 million from (a) $554.7 million in cash proceeds from the repayments of debt investments and sales of equity investments, (b) $27.0 million of cash proceeds from the sale of Marketable securities and idle funds investments and (c) $1.1 million related to increases in payables and accruals.

       During 2014, $216.6 million in cash was provided by financing activities, which principally consisted of (i) $175.0 million in proceeds from the issuance of the 4.50% Notes in November 2014, (ii) $139.7 million in net cash proceeds from a follow-on public equity offering in April 2014 and (iii) $24.8 million in cash proceeds from the issuance of SBIC debentures, partially offset by (i) $95.9 million in cash dividends paid to stockholders, (ii) $19.0 million in net cash repayments of the Credit Facility, (iii) $6.4 million in loan costs associated with our SBIC debentures, the 4.50% Notes and the Credit Facility and (iv) $1.5 million in other costs.

       For the year ended December 31, 2013, we experienced a net decrease in cash and cash equivalents in the amount of $28.8 million, which is the net result of $240.7 million of cash used for our operating activities and $211.9 million provided by financing activities.

       During the period, we used $240.7 million of cash for our operating activities, which resulted primarily from (i) cash flows we generated from the ordinary operating profits earned through our operating activities totaling $63.8 million, which is our $79.6 million of distributable net investment income, excluding the non-cash effects of the accretion of unearned income of $10.9 million, payment-in-kind interest income of $5.0 million, cumulative dividends of $1.4 million and the amortization expense for deferred financing costs of $1.5 million, (ii) cash uses totaling $824.8 million from (a) the funding of new portfolio company investments and settlement of accruals for portfolio investments existing as of December 31, 2012, which together total $767.5 million, (b) the funding of new Marketable securities and idle funds investments and settlement of accruals for Marketable securities and idle funds investments existing as of December 31, 2012, which together total $54.0 million, and (c) $3.3 million related to decreases in payables and accruals, and

(iii) cash proceeds totaling $520.3 million from (a) $465.0 million in cash proceeds from the repayments or sales of debt investments and sales of equity investments, (b) $51.7 million of cash proceeds from the sale of Marketable securities and idle funds investments and (c) decreases in other assets of $3.6 million.

       During 2013, $211.9 million in cash was provided by financing activities, which principally consisted of (i) $131.5 million in net cash proceeds from a follow-on public equity offering in August 2013, (ii) $105.0 million in net cash proceeds from the Credit Facility and (iii) $92.0 million in cash proceeds from the issuance of the Notes, partially offset by (i) a $24.8 million net decrease in outstanding SBIC debentures resulting from $63.8 million in repayments of SBIC debentures, net of $39.0 million in proceeds from the issuance of SBIC debentures, (ii) $83.2 million in cash dividends paid to stockholders and (iii) $6.3 million in loan costs associated with our SBIC debentures, our Notes and the Credit Facility.

  Capital Resources

       As of December 31, 2014, we had $60.4 million in cash and cash equivalents, $9.1 million in Marketable securities and idle funds investments and $354.5 million of unused capacity under the Credit Facility, which we maintain to support our future investment and operating activities. As of December 31, 2014, our net asset value totaled $940.0 million, or $20.85 per share.

       The Credit Facility was amended during 2014 to increase the total commitments from $445.0 million to $572.5 million, decrease the interest rate subject to Main Street maintaining an investment grade rating and extend the final maturity by one year to September 2019. The amended Credit Facility also contains an upsized accordion feature which allows us to increase the total commitments under the facility up to $650.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

       Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable LIBOR rate (0.16% as of December 31, 2014) plus 2.00%, as long as we maintain an investment grade rating (or 2.25% if we do not maintain an investment grade rating) or (ii) the applicable base rate (Prime Rate of 3.25% as of December 31, 2014) plus 1.00%, as long as we maintain an investment grade rating (or 1.25% if we do not maintain an investment grade rating). We pay unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio of at least 1.5 to 1.0, and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2019, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval. As of December 31, 2014, we had $218.0 million in borrowings outstanding under the Credit Facility, the interest rate on the Credit Facility was 2.16% and we were in compliance with all financial covenants of the Credit Facility.

       Due to each of the Funds' status as a licensed SBIC, we have the ability to issue, through the Funds, debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA generally in an amount up to twice its regulatory capital, which effectively approximates the amount of its equity capital, up to a regulatory maximum amount of debentures of $225.0 million. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. During the year ended December 31, 2014, we issued $24.8 million of SBIC debentures under the SBIC program to reach the current regulatory maximum amount of $225.0 million. On December 31, 2014, through our two wholly owned SBICs, we had $225.0 million of outstanding SBIC debentures guaranteed by the SBA, which bear a weighted average annual fixed interest rate of approximately 4.2%, paid semi-annually, and mature ten years from issuance. The first maturity related to our SBIC debentures does not occur until 2017, and the remaining weighted average duration is approximately 6.6 years as of December 31, 2014.

       In April 2013, we issued $92.0 million, including the underwriters' full exercise of their over-allotment option, in aggregate principal amount of the 6.125% Notes. The 6.125% Notes are unsecured obligations and rank pari passu with our current and future senior unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 6.125% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 6.125% Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at our option on or after April 1, 2018. We may from time to time repurchase 6.125% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of December 31, 2014, the outstanding balance of the 6.125% Notes was $90.8 million.

       The indenture governing the 6.125% Notes (the "6.125% Notes Indenture") contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 6.125% Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 6.125% Notes Indenture.

       In November 2014, we issued $175.0 million in aggregate principal amount of the 4.50% Notes at an issue price of 99.53%. The 4.50% Notes are unsecured obligations and rank pari passu with our current and future senior unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes mature on December 1, 2019, and may be redeemed in whole or in part at any time at our option subject to certain make whole provisions. The 4.50% Notes bear interest at a rate of 4.50% per year payable semi-annually on June 1 and December 1 of each year, beginning June 1, 2015. Our total net proceeds from the 4.50% Notes, resulting from the issue price and after underwriting discounts and estimated offering expenses payable by us, were approximately $171.2 million. We may from time to time repurchase 4.50% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of December 31, 2014, the outstanding balance of the 4.50% Notes was $175.0 million.

       The indenture governing the 4.50% Notes (the "4.50% Notes Indenture") contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 4.50% Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 4.50% Notes Indenture.

       In August 2013, we completed a follow-on public equity offering of 4,600,000 shares of common stock, including the underwriters' full exercise of their option to purchase additional shares, at a price to the public of $29.75 per share, resulting in total net proceeds of approximately $131.5 million, after deducting underwriters' commissions and offering costs.

       In April 2014, we completed a follow-on public equity offering of 4,600,000 shares of common stock, including the underwriters' full exercise of their option to purchase additional shares, at a price to the public of $31.50 per share, resulting in total net proceeds of approximately $139.6 million, after deducting underwriters' commissions and offering costs.

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

       If our common stock trades below our net asset value per share, we will generally not be able to issue additional common stock at the market price unless our stockholders approve such a sale and our Board of Directors makes certain determinations. We did not seek stockholder authorization to sell shares of our common stock below the then current net asset value per share of our common stock at our 2014 annual meeting of stockholders because our common stock price per share had been trading significantly above the current net asset value per share of our common stock, and we do not currently expect to seek such approval at our 2015 annual meeting of stockholders for the same reason. We would therefore need future approval from our stockholders to issue shares below the then current net asset value per share.

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

       Although we have been able to secure access to additional liquidity, including recent public equity and debt offerings, our $572.5 million Credit Facility, and the available leverage through the SBIC program, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

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

       In June 2013, the FASB issued Accounting Standards Update ("ASU") 2013-08, Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements ("ASU 2013-08"). ASU 2013-08 amends the criteria that define an investment company, clarifies the measurement guidance and requires certain additional disclosures. Public companies are required to apply ASU 2013-08 prospectively for interim and annual reporting periods beginning after December 15, 2013. The adoption of this standard did not have a material effect on our consolidated financial statements.

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

       From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. We believe that the impact of recently issued standards and any that are not yet effective will not have a material impact on our financial statements upon adoption.

  Inflation

       Inflation has not had a significant effect on our results of operations in any of the reporting periods presented herein. However, our portfolio companies have experienced, and may in the future experience, the impacts of inflation on their operating results, including periodic escalations in their costs for raw materials and required energy consumption.

  Off-Balance Sheet Arrangements

       We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At December 31, 2014, we had a total of $131.4 million in outstanding commitments comprised of (i) 26 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) six capital commitments that had not been fully called.

  Contractual Obligations

       As of December 31, 2014, the future fixed commitments for cash payments in connection with our SBIC debentures and the 4.50% Notes and the 6.125% Notes for each of the next five years and thereafter are as follows:

	2015	2016	2017	2018	2019	2020 and thereafter	Total
	(dollars in thousands)
SBIC debentures	$—	$—	$15,000	$10,200	$20,000	$179,800	225,000
Interest due on SBIC debentures	9,421	9,448	9,423	8,130	7,807	17,601	61,830
Notes 6.125%	—	—	—	—	—	90,823	90,823
Interest due on 6.125% Notes	5,566	5,566	5,566	5,567	5,567	19,483	47,315
4.50% Notes	—	—	—	—	175,000	—	175,000
Interest due on 4.50% Notes	8,444	7,875	7,875	7,875	7,875	—	39,944

Total	$23,431	$22,889	$37,864	$31,772	$216,249	$307,707	$639,912

       As of December 31, 2014, we had $218.0 million in borrowings outstanding under our Credit Facility, and the Credit Facility is currently scheduled to mature in September 2019. The Credit Facility contains two, one year extension options which could extend the maturity to September 2021. See further discussion of the Credit Facility terms in "— Liquidity and Capital Resources — Capital Resources".

  Related Party Transactions

       As discussed further above, the External Investment Manager is treated as a wholly owned portfolio company of ours and is included as part of our Investment Portfolio. At December 31, 2014, we had a receivable of $1.0 million due from the External Investment Manager which included approximately $0.7 million related to operating expenses incurred by the Internal Investment Manager required to support the External Investment Manager's business, along with dividends declared but not paid by the External Investment Manager of approximately $0.3 million.

       In June 2013, we adopted a deferred compensation plan for the non-employee members of our board of directors, which allows the directors at their option to defer all or a portion of the fees paid for their services as directors and have such deferred fees paid in shares of our common stock within 90 days following the termination of a participant's service as a director. As of December 31, 2014, $0.6 million of directors' fees had been deferred under this plan. These deferred fees represented 18,672 shares of our common shares. These shares will not be issued or included as outstanding on the consolidated statement of changes in net assets until each applicable participant's end of service as a director, but are included in operating expenses and weighted average shares outstanding on our consolidated statement of operations as earned.

  Recent Developments

       In January 2015, we led a new portfolio investment totaling $45.0 million of invested capital in Volusion, LLC ("Volusion"), with Main Street funding $31.5 million of the investment. The proceeds of the investment were used to provide capital to fund Volusion's near-term growth opportunities. Our investment in Volusion included a combination of first-lien, senior secured term debt with equity warrant participation and a direct equity investment. In addition, we and our co-investor are providing Volusion a commitment for up to $10.0 million of additional capital to support its future growth opportunities. Headquartered in Austin, Texas, and founded in 1999, Volusion provides an online software-as-a-service solution for its customers' e-Commerce stores and activities.

       In January 2015, we participated in a new portfolio investment totaling $24.0 million of invested capital in Berry Aviation, Inc. ("Berry"), with our portion of the funding being $6.4 million, and including $6.0 million of secured subordinated term debt and a $0.4 million equity investment for a minority equity ownership position in Berry. We partnered with our co-investors to facilitate a minority recapitalization of

Berry and to support its growth initiatives. Headquartered in San Marcos, Texas, Berry is a full service aviation business that provides air carrier and concierge services to both private sector and public clients, including the United States Department of Defense ("U.S. DOD") and other governmental agencies.

       During February 2015, we declared regular monthly dividends of $0.175 per share for each of April, May and June 2015. These regular monthly dividends equal a total of $0.525 per share for the second quarter of 2015. The second quarter 2015 regular monthly dividends represent a 6.1% increase from the dividends declared for the second quarter of 2014. Including the dividends declared for the second quarter of 2015, we will have paid $14.27 per share in cumulative dividends since our October 2007 initial public offering.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

       We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and Marketable securities and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of December 31, 2014, approximately 56% of our debt investment portfolio (at cost) bore interest at floating rates, all of which were subject to contractual minimum interest rates. As of December 31, 2014, none of our Marketable securities and idle funds investments (at cost) bore interest at floating rates. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the interest rates on our outstanding SBIC debentures and our 4.50% Notes and 6.125% Notes, which comprise the majority of our outstanding debt, are fixed for the life of such debt. As of December 31, 2014, we had not entered into any interest rate hedging arrangements. At December 31, 2014, based on our applicable levels of our Credit Facility and floating-rate debt investments, a 1% change in interest rates would not have a material effect on our level of net investment income.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders' of
Main Street Capital Corporation

       We have audited the accompanying consolidated balance sheets of Main Street Capital Corporation (a Maryland corporation) and subsidiaries ("the Company"), including the consolidated schedule of investments, as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in net assets and cash flows for each of three years in the period ended December 31, 2014 and the financial highlights (see Note I) for each of the five years in the period ended December 31, 2014. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

       We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included verification by confirmation of securities as of December 31, 2014 and 2013, by correspondence with the portfolio companies and custodians, or by other appropriate auditing procedures where replies where not received. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Main Street Capital Corporation and subsidiaries as of December 31, 2014 and 2013 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, and the financial highlights for each of the five years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

       We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ GRANT THORNTON LLP

Dallas, Texas
February 27, 2015

 Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders' of
Main Street Capital Corporation

       We have audited internal control over financial reporting of Main Street Capital Corporation (a Maryland corporation) and subsidiaries ("the Company") as of December 31, 2014, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

       In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO.

       We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company, including the consolidated schedule of investments, as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in net assets and cash flows, for each of the three years in the period ended December 31, 2014 and the financial highlights (see Note I) for each of the five years in the period ended December 31, 2014, and our report dated February 27, 2015, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Dallas, Texas
February 27, 2015

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	December 31, 2014	December 31, 2013
ASSETS
Portfolio investments at fair value:
Control investments (cost: $342,847 and $277,411 as of December 31, 2014 and December 31, 2013, respectively)	$469,846	$356,973
Affiliate investments (cost: $266,243 and $242,592 as of December 31, 2014 and December 31, 2013, respectively)	278,675	268,113
Non-Control/Non-Affiliate investments (cost: $832,312 and $643,068 as of December 31, 2014 and December 31, 2013, respectively)	814,809	661,102

Total portfolio investments (cost: $1,441,402 and $1,163,071 as of December 31, 2014 and December 31, 2013, respectively)	1,563,330	1,286,188
Marketable securities and idle funds investments (cost: $10,604 and $14,885 as of December 31, 2014 and December 31, 2013, respectively)	9,067	13,301

Total investments (cost: $1,452,006 and $1,177,956 as of December 31, 2014 and December 31, 2013, respectively)	1,572,397	1,299,489
Cash and cash equivalents	60,432	34,701
Interest receivable and other assets	23,273	16,054
Receivable for securities sold	23,133	—
Deferred financing costs (net of accumulated amortization of $6,462 and $4,722 as of December 31, 2014 and December 31, 2013, respectively)	14,550	9,931

Total assets	$1,693,785	$1,360,175

LIABILITIES
Credit facility	$218,000	$237,000
SBIC debentures (par: $225,000 as of December 31, 2014 and $200,200 as of December 31, 2013, par of $75,200 is recorded at a fair value of $72,981 and $62,050 as of December 31, 2014 and December 31, 2013, respectively)	222,781	187,050
4.50% Notes	175,000	—
6.125% Notes	90,823	90,882
Payable for securities purchased	14,773	27,088
Deferred tax liability, net	9,214	5,940
Dividend payable	7,663	6,577
Accounts payable and other liabilities	10,701	10,549
Interest payable	4,848	2,556

Total liabilities	753,803	567,642
Commitments and contingencies (Note N)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 45,079,150 and 39,852,604 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively)	451	398
Additional paid-in capital	853,606	694,981
Accumulated net investment income, net of cumulative dividends of $293,789 and $199,140 as of December 31, 2014 and December 31, 2013, respectively	23,665	22,778
Accumulated net realized gain from investments (accumulated net realized gain from investments of $40,321 before cumulative dividends of $60,777 as of December 31, 2014 and accumulated net realized gain from investments of $17,115 before cumulative dividends of $43,449 as of December 31, 2013)	(20,456)	(26,334)
Net unrealized appreciation, net of income taxes	82,716	100,710

Total net assets	939,982	792,533

Total liabilities and net assets	$1,693,785	$1,360,175

NET ASSET VALUE PER SHARE	$20.85	$19.89

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Twelve Months Ended December 31,
	2014	2013	2012
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$40,122	$34,502	$24,752
Affiliate investments	26,151	23,573	20,340
Non-Control/Non-Affiliate investments	73,666	57,083	43,766

Interest, fee and dividend income	139,939	115,158	88,858
Interest, fee and dividend income from marketable securities and idle funds	824	1,339	1,662

Total investment income	140,763	116,497	90,520
EXPENSES:
Interest	(23,589)	(20,238)	(15,631)
Compensation	(12,337)	(8,560)	—
General and administrative	(7,134)	(4,877)	(2,330)
Share-based compensation	(4,215)	(4,210)	(2,565)
Expenses charged to the External Investment Manager	2,048	—	—
Expenses reimbursed to Internal Investment Manager	—	(3,189)	(10,669)

Total expenses	(45,227)	(41,074)	(31,195)

NET INVESTMENT INCOME	95,536	75,423	59,325
NET REALIZED GAIN (LOSS):
Control investments	(10)	8,669	(1,940)
Affiliate investments	12,019	981	16,215
Non-Control/Non-Affiliate investments	11,257	(2,705)	865
Marketable securities and idle funds investments	(60)	332	1,339
SBIC debentures	—	(4,775)	—

Total net realized gain (loss)	23,206	2,502	16,479

NET REALIZED INCOME	118,742	77,925	75,804
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION):
Portfolio investments	(824)	16,155	44,704
Marketable securities and idle funds investments	48	(1,652)	(240)
SBIC debentures	(10,931)	4,392	(4,751)
Investment in affiliated Investment Manager	—	—	(253)

Total net change in unrealized appreciation (depreciation)	(11,707)	18,895	39,460

INCOME TAXES:
Federal and state income, excise and other taxes	(3,013)	(3,556)	(2,818)
Deferred taxes	(3,274)	3,591	(8,002)

Income tax benefit (provision)	(6,287)	35	(10,820)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	100,748	96,855	104,444
Noncontrolling interest	—	—	(54)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS ATTRIBUTABLE TO COMMON STOCK	$100,748	$96,855	$104,390

NET INVESTMENT INCOME PER SHARE — BASIC AND DILUTED	$2.20	$2.06	$2.01

NET REALIZED INCOME PER SHARE — BASIC AND DILUTED	$2.73	$2.13	$2.56

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS ATTRIBUTABLE TO COMMON STOCK PER SHARE — BASIC AND DILUTED	$2.31	$2.65	$3.53

DIVIDENDS PAID PER SHARE:
Regular monthly dividends	$1.995	$1.860	$1.71
Supplemental dividends	0.550	0.800	—

Total dividends	$2.545	$2.660	$1.71

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	43,522,397	36,617,850	29,540,114

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(in thousands, except shares)

	Common Stock				Accumulated Net Realized Gain From Investments, Net of Dividends	Net Unrealized Appreciation from Investments, Net of Income Taxes
				Accumulated Net Investment Income, Net of Dividends
	Number of Shares	Par Value	Additional Paid-In Capital				Total Net Asset Value
Balances at December 31, 2011	26,714,384	$267	$360,164	$12,531	$(20,445)	$53,194	$405,711
Public offering of common stock, net of offering costs	7,187,500	72	169,874	—	—	—	169,946
MSC II noncontrolling interest acquisition	229,634	2	5,328	—	—	—	5,330
Adjustment to investment in Investment Manager related to MSC II noncontrolling interest acquisition	—	—	(1,616)	—	—	—	(1,616)
Share-based compensation	—	—	2,565	—	—	—	2,565
Purchase of vested stock for employee payroll tax withholding	(43,503)	—	(1,096)	—	—	—	(1,096)
Dividend reinvestment	349,960	3	8,919	—	—	—	8,922
Issuance of restricted stock	151,509	2	(2)	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—
Dividends to stockholders	—	—	—	(35,987)	(15,189)	—	(51,176)
Net increase resulting from operations	—	—	—	59,325	16,479	28,640	104,444
Noncontrolling interest	—	—	—	—	—	(54)	(54)

Balances at December 31, 2012	34,589,484	$346	$544,136	$35,869	$(19,155)	$81,780	$642,976

Balances at December 31, 2012	34,589,484	$346	$544,136	$35,869	$(19,155)	$81,780	$642,976
Public offering of common stock, net of offering costs	4,600,000	46	131,407	—	—	—	131,453
Share-based compensation	—	—	4,210	—	—	—	4,210
Purchase of vested stock for employee payroll tax withholding	(62,025)	(1)	(1,764)	—	—	—	(1,765)
Dividend reinvestment	433,218	4	13,622	—	—	—	13,626
Issuance of restricted stock	275,145	3	(3)	—	—	—	—
Consolidation of Internal Investment Manager	—	—	2,037	—	—	—	2,037
Issuances of common stock	18,125	—	578	—	—	—	578
Other	(1,343)	—	758	—	—	—	758
Dividends to stockholders	—	—	—	(83,739)	(14,456)	—	(98,195)
Net increase resulting from operations	—	—	—	70,648	7,277	18,930	96,855

Balances at December 31, 2013	39,852,604	$398	$694,981	$22,778	$(26,334)	$100,710	$792,533

Balances at December 31, 2013	39,852,604	$398	$694,981	$22,778	$(26,334)	$100,710	$792,533
Public offering of common stock, net of offering costs	4,600,000	46	139,651	—	—	—	139,697
Share-based compensation	—	—	4,215	—	—	—	4,215
Purchase of vested stock for employee payroll tax withholding	(46,955)	—	(1,495)	—	—	—	(1,495)
Dividend reinvestment	468,417	5	14,951	—	—	—	14,956
Amortization of directors' deferred compensation	—	—	297	—	—	—	297
Issuance of restricted stock	241,578	2	(2)	—	—	—	—
Tax benefit related to vesting of restricted shares	—	—	1,008	—	—	—	1,008
Forfeited shares of terminated employees	(36,494)	—	—	—	—	—	—
Dividends to stockholders	—	—	—	(94,649)	(17,328)	—	(111,977)
Net increase (loss) resulting from operations	—	—	—	95,536	23,206	(17,994)	100,748

Balances at December 31, 2014	45,079,150	$451	$853,606	$23,665	$(20,456)	$82,716	$939,982

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Twelve Months Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$100,748	$96,855	$104,444
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Investments in portfolio companies	(831,192)	(767,457)	(639,776)
Proceeds from sales and repayments of debt investments in portfolio companies	512,084	446,042	400,017
Proceeds from sales of equity investments in portfolio companies	42,585	18,991	35,106
Investments in marketable securities and idle funds investments	(22,691)	(54,011)	(14,379)
Proceeds from sales and repayments of marketable securities and idle funds investments	26,958	51,662	34,504
Net change in unrealized appreciation (depreciation)	11,707	(18,895)	(39,460)
Net realized (gain) loss	(23,206)	(2,502)	(16,479)
Accretion of unearned income	(10,491)	(10,881)	(12,409)
Payment-in-kind interest	(4,685)	(5,041)	(4,425)
Cumulative dividends	(1,815)	(1,377)	(315)
Share-based compensation expense	4,215	4,210	2,565
Amortization of deferred financing costs	1,740	1,519	1,036
Deferred taxes	3,274	(3,591)	8,002
Changes in other assets and liabilities:
Interest receivable and other assets	(6,686)	87	2,681
Interest payable	2,292	(1,006)	(422)
Payable to Internal Investment Manager	—	(3,960)	(765)
Accounts payable and other liabilities	1,817	5,137	1,941
Deferred fees and other	2,428	3,512	2,475

Net cash used in operating activities	(190,918)	(240,706)	(135,659)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	139,697	131,453	169,946
Proceeds from public offering of 6.125% Notes	—	92,000	—
Repurchases of 6.125% Notes	(59)	(1,108)	—
Proceeds from public offering of 4.50% Notes	175,000	—	—
Dividends paid to stockholders	(95,935)	(83,180)	(39,922)
Proceeds from issuance of SBIC debentures	24,800	39,000	21,000
Repayments of SBIC debentures	—	(63,800)	(16,000)
Proceeds from credit facility	491,000	460,000	311,000
Repayments on credit facility	(510,000)	(355,000)	(286,000)
Payment of deferred loan costs and SBIC debenture fees	(6,359)	(6,288)	(2,201)
Other	(1,495)	(1,187)	(1,297)

Net cash provided by financing activities	216,649	211,890	156,526

Net increase (decrease) in cash and cash equivalents	25,731	(28,816)	20,867
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,701	63,517	42,650

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$60,432	$34,701	$63,517

Supplemental cash flow disclosures:
Interest paid	$19,559	$19,760	$15,017
Taxes paid	$4,152	$2,431	$798
Non-cash financing activities:
Shares issued pursuant to the DRIP	$14,956	$13,627	$8,922

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2014
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Control Investments(5)
ASC Interests, LLC	Recreational and Educational Shooting Facility
		11% Secured Debt (Maturity — July 31, 2018)	3,000	2,954	3,000
		Member Units (1,500 units)(8)		1,500	1,970

				4,454	4,970
Bond-Coat, Inc.	Casing and Tubing Coating Services
		12% Secured Debt (Maturity — December 28, 2017)	13,570	13,446	13,570
		Common Stock (57,508 shares)		6,350	11,210

				19,796	24,780
Café Brazil, LLC	Casual Restaurant Group
		Member Units (1,233 units)(8)		1,742	6,980
California Healthcare Medical Billing, Inc.	Outsourced Billing and Revenue Cycle Management
		9% Secured Debt (Maturity — October 17, 2016)	8,703	8,568	8,703
		Warrants (466,947 equivalent shares)		1,193	3,480
		Common Stock (207,789 shares)		1,177	1,460

				10,938	13,643
CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units (416 units)(8)		1,300	27,200
Ceres Management, LLC (Lambs Tire & Automotive)	Aftermarket Automotive Services Chain
		14% Secured Debt (Maturity — May 31, 2018)	3,916	3,916	3,916
		Class B Member Units (12% cumulative)(8)		4,048	4,048
		Member Units (5,460 units)		5,273	2,510
		9.5% Secured Debt (Lamb's Real Estate Investment I, LLC) (Maturity — October 1, 2025)	968	968	968
		Member Units (Lamb's Real Estate Investment I, LLC) (1,000 units)(8)		625	1,240

				14,830	12,682
Datacom, LLC	Technology and Telecommunications Provider
		10.5% Secured Debt (Maturity — May 31, 2019)	11,205	11,103	11,103
		Member Units (6,453 units)		6,030	6,030

				17,133	17,133
Garreco, LLC	Manufacturer and Supplier of Dental Products
		14% Secured Debt (Maturity — January 12, 2018)	5,400	5,320	5,320
		Member Units (1,200 units)(8)		1,200	1,360

				6,520	6,680

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2014
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

GRT Rubber Technologies LLC	Engineered Rubber Product Manufacturer
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity — December 19, 2019)(9)	16,750	16,585	16,585
		Member Units (5,879 units)		13,065	13,065

				29,650	29,650
Gulf Manufacturing, LLC	Manufacturer of Specialty Fabricated Industrial Piping Products
		9% PIK Secured Debt (Ashland Capital IX, LLC) (Maturity — June 30, 2017)	744	744	744
		Member Units (438 units)(8)		2,980	16,540

				3,724	17,284
Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
		12% Secured Debt (Maturity — June 4, 2015)	5,487	5,409	5,487
		Preferred Stock (8% cumulative)(8)		1,260	1,260
		Common Stock (105,880 shares)		718	1,830

				7,387	8,577
Hawthorne Customs and Dispatch Services, LLC	Facilitator of Import Logistics, Brokerage, and Warehousing
		Member Units (500 units)(8)		589	370
		Member Units (Wallisville Real Estate, LLC) (588,210 units)(8)		1,215	2,220

				1,804	2,590
Hydratec, Inc.	Designer and Installer of Micro-Irrigation Systems
		Common Stock (7,095 shares)(8)		7,095	13,720
IDX Broker, LLC	Provider of Marketing and CRM Tools for the Real Estate Industry
		LIBOR Plus 6.50% (Floor 1.50%), Current Coupon 8.00%, Secured Debt (Maturity — November 18, 2018)(9)	125	125	125
		12.5% Secured Debt (Maturity — November 18, 2018)	10,571	10,483	10,571
		Member Units (5,029 units)		5,029	5,450

				15,637	16,146
Impact Telecom, Inc.	Telecommunications Services Provider
		LIBOR Plus 6.50% (Floor 2.00%), Current Coupon 8.50%, Secured Debt (Maturity — May 31, 2018)(9)	1,575	1,569	1,569
		13% Secured Debt (Maturity — May 31, 2018)	22,500	15,515	15,515
		Warrants (5,516,667 equivalent shares)		8,000	4,160

				25,084	21,244
Indianapolis Aviation Partners, LLC	Fixed Base Operator
		15% Secured Debt (Maturity — January 15, 2015)	3,100	3,100	3,100
		Warrants (1,046 equivalent units)		1,129	2,540

				4,229	5,640

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2014
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Jensen Jewelers of Idaho, LLC	Retail Jewelry Store
		Prime Plus 6.75% (Floor 3.25%), Current Coupon 10.00%, Secured Debt (Maturity — November 14, 2016)(9)	3,655	3,618	3,655
		Member Units (627 units)(8)		811	3,580

				4,429	7,235
Lighting Unlimited, LLC	Commercial and Residential Lighting Products and Design Services
		8% Secured Debt (Maturity — August 22, 2015)	1,550	1,550	1,550
		Preferred Equity (non-voting)		439	439
		Warrants (71 equivalent units)		54	40
		Member Units (700 units)(8)		100	360

				2,143	2,389
Marine Shelters Holdings, LLC (LoneStar Marine Shelters)	Fabricator of Marine and Industrial Shelters
		12% Secured Debt (Maturity — December 28, 2017)	10,250	10,112	10,112
		Preferred Member Units (2,669 units)		3,750	3,750

				13,862	13,862
Mid-Columbia Lumber Products, LLC	Manufacturer of Finger-Jointed Lumber Products
		10% Secured Debt (Maturity — December 18, 2017)	1,750	1,750	1,750
		12% Secured Debt (Maturity — December 18, 2017)	3,900	3,900	3,900
		Member Units (2,829 units)(8)		1,244	10,180
		9.5% Secured Debt (Mid — Columbia Real Estate, LLC) (Maturity — May 13, 2025)	927	927	927
		Member Units (Mid — Columbia Real Estate, LLC) (250 units)(8)		250	550

				8,071	17,307
MSC Adviser I, LLC(16)	Third Party Investment Advisory Services
		Member Units (Fully diluted 100.0%)(8)		—	15,580
Mystic Logistics, Inc	Logistics and Distribution Services Provider for Large Volume Mailers
		12% Secured Debt (Maturity — August 15, 2019)	10,000	9,790	9,790
		Common Stock (5,873 shares)		2,720	2,720

				12,510	12,510
NAPCO Precast, LLC	Precast Concrete Manufacturing	Prime Plus 2.00% (Floor 7.00%), Current Coupon 9.00%, Secured Debt (Maturity — September 1, 2015)(9)	625	615	625
		Prime Plus 2.00% (Floor 7.00%), Current Coupon 9.00%, Secured Debt (Maturity — February 1, 2016)(9)	2,923	2,915	2,923
		18% Secured Debt (Maturity — February 1, 2016)	4,468	4,440	4,468
		Member Units (2,955 units)(8)		2,975	7,560

				10,945	15,576

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2014
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

NRI Clinical Research, LLC	Clinical Research Service Provider
		14% Secured Debt (Maturity — September 8, 2016)	4,889	4,779	4,779
		Warrants (251,723 equivalent units)		252	160
		Member Units (671,233 units)		671	722

				5,702	5,661
NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		12% Secured Debt (Maturity — December 22, 2016)	12,100	11,590	11,590
		Warrants (14,331 equivalent units)		817	970
		Member Units (50,877 units)(8)		2,900	3,190

				15,307	15,750
OMi Holdings, Inc.	Manufacturer of Overhead Cranes
		Common Stock (1,500 shares)(8)		1,080	13,420
Pegasus Research Group, LLC (Televerde)	Provider of Telemarketing and Data Services
		Member Units (460 units)(8)		1,290	5,860
PPL RVs, Inc.	Recreational Vehicle Dealer
		11.1% Secured Debt (Maturity — June 10, 2015)	7,860	7,848	7,860
		Common Stock (1,961 shares)		2,150	8,160

				9,998	16,020
Principle Environmental, LLC	Noise Abatement Service Provider
		12% Secured Debt (Maturity — April 30, 2017)	4,060	3,813	4,060
		12% Current / 2% PIK Secured Debt (Maturity — April 30, 2017)	3,244	3,227	3,244
		Preferred Member Units (19,631 units)		4,663	11,830
		Warrants (1,036 equivalent units)		1,200	720

				12,903	19,854
River Aggregates, LLC	Processor of Construction Aggregates
		Zero Coupon Secured Debt (Maturity — June 30, 2018)	750	468	468
		12% Secured Debt (Maturity — June 30, 2018)	500	500	500
		Member Units (1,150 units)(8)		1,150	2,570
		Member Units (RA Properties, LLC) (1,500 units)		369	369

				2,487	3,907
SoftTouch Medical Holdings LLC	Home Provider of Pediatric Durable Medical Equipment
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity — October 31, 2019)(9)	8,500	8,417	8,417
		Member Units (4,526 units)		5,015	5,015

				13,432	13,432

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2014
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Southern RV, LLC	Recreational Vehicle Dealer
		13% Secured Debt (Maturity — August 8, 2018)	11,400	11,266	11,400
		Member Units (1,680 units)(8)		1,680	4,920
		13% Secured Debt (Southern RV Real Estate, LLC) (Maturity — August 8, 2018)	3,250	3,212	3,250
		Member Units (Southern RV Real Estate, LLC) (480 units)		480	470

				16,638	20,040
The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
		9% Secured Debt (Maturity — October 8, 2018)	2,724	2,724	2,724
		Series A Preferred Units (2,500 units; 10% Cumulative)		2,500	980
		Warrants (1,424 equivalent units)		1,096	—
		Member Units (MPI Real Estate Holdings, LLC) (100% Fully diluted)(8)		2,300	2,300

				8,620	6,004
Travis Acquisition LLC	Manufacturer of Aluminum Trailers
		12% Secured Debt (Maturity — August 30, 2018)	4,693	4,617	4,693
		Member Units (7,282 units)		7,100	13,650

				11,717	18,343
Uvalco Supply, LLC	Farm and Ranch Supply Store
		9% Secured Debt (Maturity — January 1, 2019)	1,802	1,802	1,802
		Member Units (1,006 units)(8)		1,113	3,500

				2,915	5,302
Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage
		13% Secured Debt (Maturity — December 23, 2016)	3,204	3,169	3,154
		Series A Preferred Stock (3,000,000 shares)		3,000	3,250
		Common Stock (1,126,242 shares)		3,706	100

				9,875	6,504
Ziegler's NYPD, LLC	Casual Restaurant Group
		Prime Plus 2.00% (Floor 7.00%), Current Coupon 9.00%, Secured Debt (Maturity — October 1, 2018)(9)	1,500	1,491	1,491
		9% Current / 9% PIK Secured Debt (Maturity — October 1, 2018)	5,509	5,509	4,880
		Warrants (587 equivalent units)		600	—

				7,600	6,371

Subtotal Control Investments (29.9% of total investments at fair value)				342,847	469,846

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2014
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Affiliate Investments(6)
AFG Capital Group, LLC	Provider of Rent-to-Own Financing Solutions and Services
		11% Secured Debt (Maturity — November 7, 2019)	6,800	6,465	6,465
		Warrants (42 equivalent units)		259	259
		Member Units (186 units)		1,200	1,200

				7,924	7,924
Boss Industries, LLC	Manufacturer and Distributor of Air Compressors, Auxiliary Power Units, Gas Booster Systems and Vapor Recovery Systems
		Preferred Member Units (2,242 units)		2,000	2,000
Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions Provider
		13% Secured Debt (Maturity — April 18, 2017)	6,000	5,837	5,837
		Warrants (19 equivalent shares)		200	710

				6,037	6,547
Brightwood Capital Fund III, LP(12)(13)	Investment Partnership
		LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 9.1%)(8)		8,448	8,448
CAI Software LLC	Provider of Specialized Enterprise Resource Planning Software
		12% Secured Debt (Maturity — October 10, 2019)	5,400	5,348	5,348
		Member Units (65,356 units)		654	654

				6,002	6,002
Condit Exhibits, LLC	Tradeshow Exhibits / Custom Displays Provider
		Member Units (3,936 units)(8)		100	610
Congruent Credit Opportunities Funds(12)(13)	Investment Partnership
		LP Interests (Congruent Credit Opportunities Fund II, LP) (Fully diluted 19.8%)(8)		18,575	18,378
		LP Interests (Congruent Credit Opportunities Fund III, LP) (Fully diluted 17.4%)(8)		7,734	7,734

				26,309	26,112
Daseke, Inc.	Specialty Transportation Provider
		12% Current / 2.5% PIK Secured Debt (Maturity — July 31, 2018)	20,723	20,403	20,723
		Common Stock (19,467 shares)		5,213	13,780

				25,616	34,503

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2014
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Dos Rios Partners(12)(13)	Investment Partnership
		LP Interests (Dos Rios Partners, LP) (Fully diluted 20.2%)(8)		2,325	2,325
		LP Interests (Dos Rios Partners — A, LP) (Fully diluted 6.4%)(8)		738	738

				3,063	3,063
East Teak Fine Hardwoods, Inc.	Distributor of Hardwood Products
		Common Stock (5,000 shares)(8)		480	860
East West Copolymer & Rubber, LLC	Manufacturer of Synthetic Rubbers
		12% Secured Debt (Maturity — October 17, 2019)	9,600	9,436	9,436
		Warrants (1,823,278 equivalent units)		50	50

				9,486	9,486
Freeport Financial SBIC Fund LP(12)(13)	Investment Partnership
		LP Interests (Fully diluted 9.9%)(8)		4,677	4,677
Gault Financial, LLC (RMB Capital, LLC)	Purchases and Manages Liquidation of Distressed Assets
		10% Secured Debt (Maturity — November 21, 2016)	13,046	12,749	10,782
		Warrants (29,025 equivalent units)		400	—

				13,149	10,782
Glowpoint, Inc.	Provider of Cloud Managed Video Collaboration Services
		8% Secured Debt (Maturity — October 18, 2018)	400	396	396
		12% Secured Debt (Maturity — October 18, 2018)	9,000	8,909	8,909
		Common Stock (7,711,517 shares)		3,958	8,480

				13,263	17,785
Guerdon Modular Holdings, Inc.	Multi-Family and Commercial Modular Construction Company
		11% Secured Debt (Maturity — August 13, 2019)	11,200	11,044	11,044
		Common Stock (213,221 shares)		2,400	2,400

				13,444	13,444
Houston Plating and Coatings, LLC	Provider of Plating and Industrial Coating Services
		Member Units (248,082 units)(8)		996	11,470
Indianhead Pipeline Services, LLC	Provider of Pipeline Support Services
		12% Secured Debt (Maturity — February 6, 2017)	6,900	6,625	6,625
		Preferred Member Units (28,905 units; 8% cumulative)(8)		1,960	1,960
		Warrants (38,193 equivalent units)		459	—
		Member Units (14,732 units)		1	—

				9,045	8,585

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2014
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

irth Solutions, LLC	Provider of Damage Prevention Information Technology Services
		Member Units (128 units)(8)		624	3,960
KBK Industries, LLC	Specialty Manufacturer of Oilfield and Industrial Products
		12.5% Secured Debt (Maturity — September 28, 2017)	8,250	8,198	8,250
		Member Units (250 units)(8)		341	6,120

				8,539	14,370
L.F. Manufacturing Holdings, LLC(10)	Manufacturer of Fiberglass Products
		Member Units (2,000,000 units)(8)		2,019	2,374
MPS Denver, LLC	Specialty Card Printing
		Member Units (13,800 units)		1,130	1,130
OnAsset Intelligence, Inc.	Provider of Transportation Monitoring / Tracking Products and Services
		12% PIK Secured Debt (Maturity — March 31, 2015)	3,553	3,553	3,553
		Preferred Stock (912 shares; 7% cumulative)(8)		1,947	2,700
		Warrants (5,333 equivalent shares)		1,919	—

				7,419	6,253
OPI International Ltd.(13)	Provider of Man Camp and Industrial Storage Services
		Common Stock (20,766,317 shares)		1,371	4,971
PCI Holding Company, Inc.	Manufacturer of Industrial Gas Generating Systems
		Preferred Stock (1,500,000 shares; 20% cumulative)(8)		2,259	4,430
Quality Lease and Rental Holdings, LLC	Provider of Rigsite Accommodation Unit Rentals and Related Services
		8% Secured Debt (Maturity — October 1, 2014)(14)(17)	157	157	157
		12% Secured Debt (Maturity — January 8, 2018)(14)	36,577	36,073	11,500
		Preferred Member Units (Rocaciea, LLC) (250 units)		2,500	—

				38,730	11,657
Radial Drilling Services Inc.	Oil and Gas Technology Provider
		12% Secured Debt (Maturity — November 22, 2016)	4,200	3,792	3,792
		Warrants (316 equivalent shares)		758	—

				4,550	3,792

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2014
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Samba Holdings, Inc.	Provider of Intelligent Driver Record Monitoring Software and Services
		12.5% Secured Debt (Maturity — November 17, 2016)	26,418	26,188	26,418
		Common Stock (170,963 shares)		2,087	6,030

				28,275	32,448
SYNEO, LLC	Manufacturer of Automation Machines, Specialty Cutting Tools and Punches
		12% Secured Debt (Maturity — July 13, 2016)	2,700	2,674	2,674
		Member Units (1,177 units)(8)		1,097	801
		10% Secured Debt (Leadrock Properties, LLC) (Maturity — May 4, 2026)	1,440	1,415	1,415

				5,186	4,890
Tin Roof Acquisition Company	Casual Restaurant Group
		12% Secured Debt (Maturity — November 30, 2018)	14,100	13,861	13,861
		Class C Preferred Stock (Fully diluted 10.0%; 10% cumulative)(8)		2,241	2,241

				16,102	16,102

Subtotal Affiliate Investments (17.7% of total investments at fair value)				266,243	278,675

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2014
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Non-Control/Non-Affiliate Investments(7)
Accuvant Finance, LLC(11)	Cyber Security Value Added Reseller
		LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 5.75%, Secured Debt (Maturity — October 22, 2020)(9)	5,597	5,546	5,583
Allflex Holdings III Inc.(11)	Manufacturer of Livestock Identification Products
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity — July 19, 2021)(9)	6,000	5,937	5,888
AM General LLC(11)	Specialty Vehicle Manufacturer
		LIBOR Plus 9.00% (Floor 1.25%), Current Coupon 10.25%, Secured Debt (Maturity — March 22, 2018)(9)	2,550	2,496	2,282
AM3 Pinnacle Corporation(10)	Provider of Comprehensive Internet, TV and Voice Services for Multi- Dwelling Unit Properties
		10% Secured Debt (Maturity — October 22, 2018)	21,002	20,863	20,863
		Common Stock (60,240 shares)		2,000	1,840

				22,863	22,703
AmeriTech College, LLC	For-Profit Nursing and Healthcare College
		10% Secured Debt (Maturity — November 30, 2019)	979	979	979
		10% Secured Debt (Maturity — January 31, 2020)	6,050	6,050	6,050

				7,029	7,029
AMF Bowling Centers, Inc.(11)	Bowling Alley Operator
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity — September 18, 2021)(9)	4,988	4,915	4,913
Anchor Hocking, LLC(11)	Household Products Manufacturer
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75% / 1.75% PIK, Current Coupon Plus PIK 9.50%, Secured Debt (Maturity — May 21, 2020)(9)	10,916	10,842	6,559
AP Gaming I, LLC(10)	Developer, Manufacturer, and Operator of Gaming Machines
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity — December 20, 2020)(9)	6,930	6,744	6,930
Applied Products, Inc.(10)	Adhesives Distributor
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity — September 30, 2019)(9)	6,236	6,170	6,170

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2014
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Aptean, Inc.(11)	Enterprise Application Software Provider
		LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25%, Secured Debt (Maturity — February 26, 2020)(9)	7,667	7,642	7,450
Artel, LLC(11)	Land-Based and Commercial Satellite Provider
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity — November 27, 2017)(9)	4,594	4,549	4,548
ATS Workholding, Inc.(10)	Manufacturer of Machine Cutting Tools and Accessories
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity — March 10, 2019)(9)	6,558	6,506	6,506
Beers Enterprises, Inc.(10)	Provider of Broadcast Video Transport Services
		Prime Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity — March 19, 2019)(9)	6,263	6,210	6,210
Bioventus LLC(10)	Production of Orthopedic Healing Products
		LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.00%, Secured Debt (Maturity — April 10, 2020)(9)	5,000	4,903	4,987
Blackbrush Oil and Gas LP(11)	Oil & Gas Exploration
		LIBOR Plus 6.50%, (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity — July 30, 2021)(9)	4,000	3,971	3,320
Blackhawk Specialty Tools LLC(11)	Oilfield Equipment & Services
		LIBOR Plus 5.25% (Floor 1.25%), Current Coupon 6.50%, Secured Debt (Maturity — August 1, 2019)(9)	6,224	6,189	6,131
Blue Bird Body Company(11)	School Bus Manufacturer
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity — June 26, 2020)(9)	11,500	11,339	11,443
Bluestem Brands, Inc.(11)	Multi-Channel Retailer of General Merchandise
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity — November 6, 2020)(9)	7,500	7,213	7,237
Brainworks Software, LLC(10)	Advertising Sales and Production and Newspaper Circulation Software
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity — July 22, 2019)(9)	6,263	6,182	6,182
Brasa Holdings Inc.(11)	Upscale Full Service Restaurants
		LIBOR Plus 9.50% (Floor 1.50%), Current Coupon 11.00%, Secured Debt (Maturity — January 20, 2020)(9)	2,143	2,128	2,121

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2014
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Brundage-Bone Concrete Pumping, Inc.(11)	Construction Services Provider
		10.375% Secured Debt (Maturity — September 1, 2021)	2,500	2,500	2,556
Calloway Laboratories, Inc.(10)	Health Care Testing Facilities
		12% PIK Secured Debt (Maturity — September 30, 2015)(14)	7,225	7,176	2,878
		Warrants (125,000 equivalent shares)		17	—

				7,193	2,878
Cedar Bay Generation Company LP(11)	Coal-Fired Cogeneration Plant
		LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity — April 23, 2020)(9)	2,476	2,457	2,458
Cengage Learning Acquisitions, Inc.(11)	Provider of Educational Print and Digital Services
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity — March 31, 2020)(9)	4,000	3,990	3,975
CGSC of Delaware Holdings Corp.(11)(13)	Insurance Brokerage Firm
		LIBOR Plus 7.00% (Floor 1.25%), Current Coupon 8.25%, Secured Debt (Maturity — October 16, 2020)(9)	2,000	1,975	1,780
Charlotte Russe, Inc(11)	Fast-Fashion Retailer to Young Women
		LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.75%, Secured Debt (Maturity — May 22, 2019)(9)	4,938	4,900	4,822
CHI Overhead Doors, Inc.(11)	Manufacturer of Overhead Garage Doors
		LIBOR Plus 9.50%, (Floor 1.50%), Current Coupon 11.00%, Secured Debt (Maturity — September 18, 2019)(9)	2,500	2,467	2,475
Clarius ASIG, LLC(10)	Prints & Advertising Film Financing
		12% PIK Secured Debt (Maturity — September 14, 2014)(17)	2,723	2,663	2,723
Clarius BIGS, LLC(10)	Prints & Advertising Film Financing
		12% PIK Secured Debt (Maturity — January 5, 2015)(14)	4,400	4,285	1,848
Compact Power Equipment, Inc.	Equipment / Tool Rental
		12% Secured Debt (Maturity — October 1, 2017)	4,100	4,085	4,100
		Series A Preferred Stock (4,298,435 shares; 8% cumulative)(8)		1,079	2,401

				5,164	6,501
Covenant Surgical Partners, Inc.(11)	Ambulatory Surgical Centers
		8.75% Secured Debt (Maturity — August 1, 2019)	2,000	2,000	2,020

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2014
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

CRGT Inc.(11)	Provider of Custom Software Development
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity — December 19, 2020)(9)	10,000	9,800	9,850
CST Industries Inc.(11)	Storage Tank Manufacturer
		LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 7.75%, Secured Debt (Maturity — May 22, 2017)(9)	7,109	7,050	7,037
Darr Equipment LP(10)	Heavy Equipment Dealer
		11.75% Current / 2% PIK Secured Debt (Maturity — April 15, 2020)	20,291	19,676	19,676
		Warrants (915,734 equivalent units)		474	474

				20,150	20,150
Digity Media LLC(11)	Radio Station Operator
		LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity — February 10, 2019)(9)	7,406	7,335	7,387
Drilling Info, Inc.	Information Services for the Oil and Gas Industry
		Common Stock (3,788,865 shares)		1,335	9,920
ECP-PF Holdings Group, Inc.(10)	Fitness Club Operator
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity — November 26, 2019)(9)	5,625	5,570	5,570
EnCap Energy Fund Investments(12)(13)	Investment Partnership
		LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%)(8)		3,430	3,240
		LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.) (Fully diluted 0.4%)(8)		1,561	1,325
		LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)(8)		1,654	1,477
		LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 1.0%)(8)		4,586	4,567
		LP Interests (EnCap Flatrock Midstream Fund III, L.P.) (Fully diluted 0.8%)		184	184

				11,415	10,793
Energy and Exploration Partners, LLC(11)	Oil & Gas Exploration & Production
		LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity — January 22, 2019)(9)	9,461	9,054	6,788
e-Rewards, Inc.(11)	Provider of Digital Data Collection
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity — October 29, 2018)(9)	12,687	12,518	12,560
Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft)(11)	Technology-based Performance Support Solutions
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity — April 28, 2022)(9)	3,000	2,979	2,845

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2014
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

FC Operating, LLC(10)	Christian Specialty Retail Stores
		LIBOR Plus 10.75% (Floor 1.25%), Current Coupon 12.00%, Secured Debt (Maturity — November 14, 2017)(9)	5,400	5,330	4,132
FishNet Security, Inc.(11)	Information Technology Value-Added Reseller
		LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity — November 30, 2017)(9)	7,840	7,791	7,840
Flavors Holdings Inc.(11)	Global Provider of Flavoring and Sweetening Products and Solutions
		LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity — April 30, 2020)(9)	4,938	4,746	4,728
Fram Group Holdings, Inc.(11)	Manufacturer of Automotive Maintenance Products
		LIBOR Plus 5.00% (Floor 1.50%), Current Coupon 6.50%, Secured Debt (Maturity — July 29, 2017)(9)	5,935	5,928	5,907
		LIBOR Plus 9.00% (Floor 1.50%), Current Coupon 10.50%, Secured Debt (Maturity — January 29, 2018)(9)	700	698	684

				6,626	6,591
GI KBS Merger Sub LLC(11)	Outsourced Janitorial Services to Retail/Grocery Customers
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity — April 29, 2022)(9)	800	784	796
Grace Hill, LLC(10)	Online Training Tools for the Multi-Family Housing Industry
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity — August 15, 2019)(9)	9,546	9,436	9,436
Grupo Hima San Pablo, Inc.(11)	Tertiary Care Hospitals
		LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 8.50%, Secured Debt (Maturity — January 31, 2018)(9)	4,913	4,846	4,775
		13.75% Secured Debt (Maturity — July 31, 2018)	2,000	1,925	1,920

				6,771	6,695
GST Autoleather, Inc.(11)	Automotive Leather Manufacturer
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity — July 10, 2020)(9)	9,975	9,882	9,825
Guitar Center, Inc.(11)	Musical Instruments Retailer
		6.5% Secured Debt (Maturity — April 15, 2019)	7,000	6,817	6,020
Halcon Resources Corporation(11)(13)	Oil & Gas Exploration & Production
		9.75% Unsecured Debt (Maturity — July 15, 2020)	6,925	6,335	5,194

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2014
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Hostway Corporation(11)	Managed Services and Hosting Provider
		LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity — December 13, 2019)(9)	9,750	9,671	9,652
		LIBOR Plus 8.75% (Floor 1.25%), Current Coupon 10.00%, Secured Debt (Maturity — December 11, 2020)(9)	5,000	4,917	4,950

				14,588	14,602
Hunter Defense Technologies, Inc.(11)	Provider of Military and Commercial Shelters and Systems
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity — August 5, 2019)(9)	9,875	9,783	9,752
ICON Health & Fitness, Inc.(11)	Producer of Fitness Products
		11.875% Secured Debt (Maturity — October 15, 2016)	4,385	4,323	4,122
iEnergizer Limited(11)(13)	Provider of Business Outsourcing Solutions
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity — May 1, 2019)(9)	10,029	9,905	9,277
Infinity Acquisition Finance Corp.(11)	Application Software for Capital Markets
		7.25% Unsecured Debt (Maturity — August 1, 2022)	4,000	4,000	3,620
Inn of the Mountain Gods Resort and Casino(11)	Hotel & Casino Owner & Operator
		9.25% Secured Debt (Maturity — November 30, 2020)	3,851	3,687	3,697
iQor US Inc.(11)	Business Process Outsourcing Services Provider
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity — April 1, 2021)(9)	9,987	9,789	9,288
Jackson Hewitt Tax Service Inc.(11)	Tax Preparation Service Provider
		LIBOR Plus 8.50% (Floor 1.50%), Current Coupon 10.00%, Secured Debt (Maturity — October 16, 2017)(9)	4,509	4,396	4,509
Joerns Healthcare, LLC(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity — May 9, 2020)(9)	9,950	9,853	9,838
John Deere Landscapes LLC(10)	Distributor of Landscaping Supplies
		LIBOR Plus 4.00% (Floor 1.00%), Current Coupon 5.00%, Secured Debt (Maturity — December 23, 2019)(9)	8,573	8,193	8,193

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2014
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Keypoint Government Solutions, Inc.(11)	Provider of Pre-Employment Screening Services
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity — November 13, 2017)(9)	4,726	4,668	4,702
Lansing Trade Group LLC(11)	Commodity Merchandiser
		9.25% Unsecured Debt (Maturity — February 15, 2019)	6,000	6,000	5,610
Larchmont Resources, LLC(11)	Oil & Gas Exploration & Production
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity — August 7, 2019)(9)	6,895	6,842	6,636
LKCM Distribution Holdings, L.P.	Distributor of Industrial Process Equipment
		12% Current / 2.5% PIK Secured Debt (Maturity — December 23, 2018)	16,417	16,278	16,417
LKCM Headwater Investments I, L.P.(12)(13)	Investment Partnership
		LP Interests (Fully diluted 2.3%)(8)		2,250	5,764
MAH Merger Corporation(11)	Sports-Themed Casual Dining Chain
		LIBOR Plus 4.50% (Floor 1.25%), Current Coupon 5.75%, Secured Debt (Maturity — July 19, 2019)(9)	7,258	7,198	7,276
MediMedia USA, Inc.(11)	Provider of Healthcare Media and Marketing
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity — November 20, 2018)(9)	5,411	5,292	5,289
Messenger, LLC(10)	Supplier of Specialty Stationary and Related Products to the Funeral Industry
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity — December 5, 2019)(9)	13,639	13,518	13,518
Milk Specialties Company(11)	Processor of Nutrition Products
		LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity — November 9, 2018)(9)	7,847	7,806	7,670
Minute Key, Inc.	Operator of Automated Key Duplication Kiosks
		10% Current / 2% PIK Secured Debt (Maturity — September 19, 2019)	4,023	3,985	3,985
Miramax Film NY, LLC(11)	Motion Picture Producer and Distributor
		Class B Units (12% cumulative)(8)		792	792
Modern VideoFilm, Inc.(10)	Post-Production Film Studio
		LIBOR Plus 3.50% (Floor 1.50%), Current Coupon 5.00% / 8.50% PIK, Current Coupon Plus PIK 13.50%, Secured Debt (Maturity — September 25, 2017)(9)(14)	6,302	6,119	1,954
		Warrants (1,375 equivalent shares)		151	1

				6,270	1,955

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2014
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Mood Media Corporation(11)(13)	Provider of Electronic Equipment
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity — May 1, 2019)(9)	12,193	12,053	11,964
MP Assets Corporation(11)	Manufacturer of Battery Components
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity — December 19, 2019)(9)	4,416	4,378	4,394
New Media Holdings II LLC(11)(13)	Local Newspaper Operator
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity — June 4, 2020)(9)	14,925	14,649	14,776
Nice-Pak Products, Inc.(11)	Pre-Moistened Wipes Manufacturer
		LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.50%, Secured Debt (Maturity — June 18, 2015)(9)	12,541	12,518	12,478
North Atlantic Trading Company, Inc.(11)	Marketer/Distributor of Tobacco Products
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity — January 13, 2020)(9)	7,426	7,361	7,305
Novitex Intermediate, LLC(11)	Provider of Document Management Services
		LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity — July 7, 2020)(9)	5,985	5,929	5,746
Ospemifene Royalty Sub LLC (QuatRx)(10)	Estrogen-Deficiency Drug Manufacturer and Distributor
		11.5% Secured Debt (Maturity — November 15, 2026)	5,205	5,205	5,205
Panolam Industries International, Inc.(11)	Decorative Laminate Manufacturer
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity — August 23, 2017)(9)	6,994	6,949	6,889
Parq Holdings Limited Partnership(11)(13)	Hotel & Casino Operator
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity — December 17, 2020)(9)	6,226	6,078	6,108
Permian Holdings, Inc.(11)	Storage Tank Manufacturer
		10.5% Secured Debt (Maturity — January 15, 2018)	2,755	2,728	2,066
Pernix Therapeutics Holdings, Inc.(10)(13)	Pharmaceutical Royalty — Anti-Migraine
		12% Secured Debt (Maturity — August 1, 2020)	4,000	4,000	4,000

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2014
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

PeroxyChem LLC(11)	Chemical Manufacturer
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity — February 28, 2020)(9)	8,933	8,774	8,843
Philadelphia Energy Solutions Refining and Marketing LLC(11)	Oil & Gas Refiner
		LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity — April 4, 2018)(9)	2,948	2,917	2,785
Pike Corporation(11)	Construction and Maintenance Services for Electric Transmission and Distribution Infrastructure
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity — June 22, 2022)(9)	15,000	14,628	14,825
Polyconcept Financial B.V.(11)	Promotional Products to Corporations and Consumers
		LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity — June 28, 2019)(9)	4,325	4,311	4,309
Primesight Limited(10)(13)	Outdoor Advertising Operator
		10% Secured Debt (Maturity — October 22, 2016)	8,869	8,806	8,284
Printpack Holdings, Inc.(11)	Manufacturer of Flexible and Rigid Packaging
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity — May 29, 2020)(9)	5,468	5,417	5,450
PT Network, LLC(10)	Provider of Outpatient Physical Therapy and Sports Medicine Services
		LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 8.50%, Secured Debt (Maturity — November 1, 2018)(9)	11,946	11,828	11,828
QBS Parent, Inc.(11)	Provider of Software and Services to the Oil & Gas Industry
		LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 5.75%, Secured Debt (Maturity — August 7, 2021)(9)	10,000	9,905	9,825
RCHP, Inc.(11)	Regional Non-Urban Hospital Owner/Operator
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity — October 23, 2019)(9)	4,000	3,945	3,990
Recorded Books Inc.(11)	Audiobook and Digital Content Publisher
		LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25%, Secured Debt (Maturity — January 31, 2020)(9)	12,031	11,925	11,941

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2014
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Relativity Media, LLC(10)	Full-Scale Film and Television Production and Distribution
		10% Secured Debt (Maturity — May 30, 2015)	5,787	5,772	5,801
		15% PIK Secured Debt (Maturity — May 30, 2015)	7,410	7,347	7,558
		Class A Units (260,194 units)		292	1,086

				13,411	14,445
Renaissance Learning, Inc.(11)	Technology-based K-12 Learning Solutions
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity — April 11, 2022)(9)	3,000	2,972	2,880
RGL Reservoir Operations Inc.(11)(13)	Oil & Gas Equipment and Services
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity — August 13, 2021)(9)	3,990	3,876	3,219
RLJ Entertainment, Inc.(10)	Movie and TV Programming Licensee and Distributor
		LIBOR Plus 8.75% (Floor 0.25%), Current Coupon 9.00%, Secured Debt (Maturity — September 11, 2019)(9)	11,399	11,318	11,318
SAExploration, Inc.(10)(13)	Geophysical Services Provider
		Common Stock (6,472 shares)(8)		65	27
Sage Automotive Interiors, Inc(11)	Automotive Textiles Manufacturer
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity — October 8, 2021)(9)	3,000	2,971	2,985
Sagittarius Restaurants LLC (d/b/a Del Taco)(11)	Mexican/American QSR Restaurant Chain
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity — October 1, 2018)(9)	4,591	4,572	4,562
SCE Partners, LLC(10)	Hotel & Casino Operator
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity — August 14, 2019)(9)	7,481	7,421	7,519
Sotera Defense Solutions, Inc.(11)	Defense Industry Intelligence Services
		LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.00%, Secured Debt (Maturity — April 21, 2017)(9)	10,984	10,564	10,160
Symphony Teleca Services, Inc.(11)	Outsourced Product Development
		LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 5.75%, Secured Debt (Maturity — August 7, 2019)(9)	14,000	13,870	13,930
Synagro Infrastructure Company, Inc(11)	Waste Management Services
		LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity — August 22, 2020)(9)	6,913	6,798	6,822

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2014
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Targus Group International(11)	Distributor of Protective Cases for Mobile Devices
		LIBOR Plus 9.50% (Floor 1.50%), Current Coupon 11.00% / 1.00% PIK, Current Coupon Plus PIK 12.00%, Secured Debt (Maturity — May 24, 2016)(9)	4,288	4,299	3,495
TeleGuam Holdings, LLC(11)	Cable and Telecom Services Provider
		LIBOR Plus 4.00% (Floor 1.25%), Current Coupon 5.25%, Secured Debt (Maturity — December 10, 2018)(9)	6,830	6,813	6,796
		LIBOR Plus 7.50% (Floor 1.25%), Current Coupon 8.75%, Secured Debt (Maturity — June 10, 2019)(9)	2,500	2,480	2,512

				9,293	9,308
Templar Energy LLC(11)	Oil & Gas Exploration & Production
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity — November 25, 2020)(9)	5,000	4,945	3,615
The Tennis Channel, Inc.(10)	Television-Based Sports Broadcasting
		Warrants (114,316 equivalent shares)		235	301
The Topps Company, Inc.(11)	Trading Cards & Confectionary
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity — October 2, 2018)(9)	1,980	1,964	1,930
Therakos, Inc.(11)	Immune System Disease Treatment
		LIBOR Plus 5.75% (Floor 1.25%), Current Coupon 7.00%, Secured Debt (Maturity — December 27, 2017)(9)	6,278	6,178	6,255
TOMS Shoes, LLC(11)	Global Designer, Distributor, and Retailer of Casual Footwear
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity — October 30, 2020)(9)	5,000	4,511	4,625
Travel Leaders Group, LLC(11)	Travel Agency Network Provider
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity — December 5, 2018)(9)	12,445	12,305	12,445
UniTek Global Services, Inc.(11)	Provider of Outsourced Infrastructure Services
		LIBOR Plus 9.50% (Floor 1.50%), Current Coupon 11.00% / 4.00% PIK, Current Coupon Plus PIK 15.00%, Secured Debt (Maturity — April 15, 2018)(9)(14)	10,776	10,173	7,942
		5% Current / 2.25% PIK Secured Debt (Maturity — August 13, 2019)(14)	640	640	640
		Warrants (267,302 equivalent shares)		449	—

				11,262	8,582

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2014
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Universal Fiber Systems, LLC(10)	Manufacturer of Synthetic Fibers
		LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25%, Secured Debt (Maturity — January 31, 2019)(9)	5,094	5,084	5,082
Universal Wellhead Services Holdings, LLC(10)	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
		Class A Units(4,000,000 units)		4,000	4,000
US Joiner Holding Company(11)	Marine Interior Design and Installation
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity — April 16, 2020)(9)	7,444	7,410	7,332
Vantage Oncology, LLC(11)	Outpatient Radiation Oncology Treatment Centers
		9.5% Secured Debt (Maturity — June 5, 2017)	7,000	7,000	6,790
Virtex Enterprises, LP(10)	Specialty, Full-Service Provider of Complex Electronic Manufacturing Services
		12% Secured Debt (Maturity — December 27, 2018)	1,667	1,479	1,479
		Preferred Class A Units (14 units; 5% cumulative)(8)		344	344
		Warrants (11 equivalent units)		186	186

				2,009	2,009
Vision Solutions, Inc.(11)	Provider of Information Availability Software
		LIBOR Plus 8.00% (Floor 1.50%), Current Coupon 9.50%, Secured Debt (Maturity — July 23, 2017)(9)	5,000	4,941	4,872
Western Dental Services, Inc.(11)	Dental Care Services
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity — November 1, 2018)(9)	5,395	5,391	5,153
Wilton Brands LLC(11)	Specialty Housewares Retailer
		LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity — August 30, 2018)(9)	1,750	1,727	1,636
Worley Claims Services, LLC(10)	Insurance Adjustment Management and Services Provider
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity — October 31, 2020)(9)	6,500	6,437	6,533
Zilliant Incorporated	Price Optimization and Margin Management Solutions
		Warrants (952,500 equivalent shares)		1,071	1,071

Subtotal Non-Control/Non-Affiliate Investments (51.8% of total investments at fair value)				832,312	814,809

Total Portfolio Investments, December 31, 2014				1,441,402	1,563,330

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2014
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Marketable Securities and Idle Funds Investments
Solar Senior Capital Ltd.(13)(15)	Business Development Company
		Common Stock (39,000 shares)(8)		742	584
Other Marketable Securities and Idle Funds Investments(13)(15)	Investments in Marketable Securities and Diversified, Registered Bond Funds		518	9,862	8,483

Subtotal Marketable Securities and Idle Funds Investments (0.6% of total investments at fair value)				10,604	9,067

Total Investments, December 31, 2014				$1,452,006	$1,572,397

(1)
All investments are Lower Middle Market portfolio investments, unless otherwise noted. Substantially all of the Company's assets are encumbered either as security for the Company's credit agreement or in support of the SBA-guaranteed debentures issued by the Funds.

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

(10)
Private Loan portfolio investment. See Note B for a summary of Private Loan portfolio investments.

(11)
Middle Market portfolio investment. See Note B for a summary of Middle Market portfolio investments.

(12)
Other Portfolio investment. See Note B for a summary of Other Portfolio investments.

(13)
Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets.

(14)
Non-accrual and non-income producing investment.

(15)
Marketable securities and idle fund investments.

(16)
External Investment Manager.

(17)
Maturity date is under on-going negotiations with the portfolio company and other lenders, if applicable.

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

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2013
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
		12% Secured Debt (Maturity — June 4, 2015)	4,896	4,659	4,896
		Preferred Stock (8% cumulative)(8)		1,167	1,167
		Common Stock (107,456 shares)		718	1,340

				6,544	7,403
Hawthorne Customs and Dispatch Services, LLC	Facilitator of Import Logistics, Brokerage, and Warehousing
		Member Units (500 units)(8)		589	440
		Member Units (Wallisville Real Estate, LLC) (Fully diluted 59.1%)(8)		1,215	2,050

				1,804	2,490
Hydratec, Inc.	Designer and Installer of Micro-Irrigation Systems
		Common Stock (7,095 shares)(8)		7,095	13,720
IDX Broker, LLC	Provider of Marketing and CRM Tools for Real Estate
		12.5% Secured Debt (Maturity — November 18, 2018)	10,571	10,467	10,467
		Member Units (5,029 units)		5,029	5,029

				15,496	15,496
Impact Telecom, Inc.	Telecommunications Services
		LIBOR Plus 4.50% (Floor 2.00%), Current Coupon 6.50%, Secured Debt (Maturity — May 31, 2018)(9)	1,575	1,568	1,568
		13% Secured Debt (Maturity — May 31, 2018)	22,500	14,690	14,690
		Warrants (5,516,667 equivalent shares)		8,000	8,760

				24,258	25,018
Indianapolis Aviation Partners, LLC	Fixed Base Operator
		15% Secured Debt (Maturity — September 15, 2014)	3,550	3,483	3,550
		Warrants (1,046 equivalent units)		1,129	2,200

				4,612	5,750
Jensen Jewelers of Idaho, LLC	Retail Jewelry Store
		Prime Plus 6.75% (Floor 3.25%), Current Coupon 10.00%, Secured Debt (Maturity — November 14, 2016)(9)	4,255	4,193	4,255
		Member Units (627 units)(8)		811	3,310

				5,004	7,565
Lighting Unlimited, LLC	Commercial and Residential Lighting Products and Design Services
		8% Secured Debt (Maturity — August 22, 2014)	1,676	1,676	1,676
		Preferred Stock (non-voting)		459	470
		Warrants (71 equivalent units)		54	30
		Member Units (700 units)		100	250

				2,289	2,426

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2013
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Marine Shelters Holdings, LLC (LoneStar Marine Shelters)	Fabricator of Marine and Industrial Shelters
		12% Secured Debt (Maturity — December 28, 2017)	10,250	10,076	10,076
		Preferred Member Units (2,669 units)		3,750	3,750

				13,826	13,826
Mid-Columbia Lumber Products, LLC	Manufacturer of Finger- Jointed Lumber Products
		10% Secured Debt (Maturity — December 18, 2017)	1,750	1,750	1,750
		12% Secured Debt (Maturity — December 18, 2017)	3,900	3,900	3,900
		Member Units (2,774 units)(8)		1,132	8,280
		9.5% Secured Debt (Mid — Columbia Real Estate, LLC) (Maturity — May 13, 2025)	972	972	972
		Member Units (Mid — Columbia Real Estate, LLC) (250 units)(8)		250	440

				8,004	15,342
MSC Adviser I, LLC(15)	Investment Partnership
		Member Units (Fully diluted 100.0%)		—	1,064
NAPCO Precast, LLC	Precast Concrete Manufacturing
		Prime Plus 2.00% (Floor 7.00%), Current Coupon 9.00%, Secured Debt (Maturity — September 1, 2015)(9)	2,750	2,703	2,750
		Prime Plus 2.00% (Floor 7.00%), Current Coupon 9.00%, Secured Debt (Maturity — February 1, 2016)(9)	2,923	2,893	2,923
		18% Secured Debt (Maturity — February 1, 2016)	4,468	4,418	4,468
		Member Units (2,955 units)(8)		2,975	5,920

				12,989	16,061
NRI Clinical Research, LLC	Clinical Research Center
		14% Secured Debt (Maturity — September 8, 2016)	4,394	4,226	4,226
		Warrants (251,723 equivalent units)		252	440
		Member Units (500,000 units)		500	870

				4,978	5,536
NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		12% Secured Debt (Maturity — December 22, 2016)	12,100	11,382	12,100
		Warrants (14,331 equivalent units)		817	1,420
		Member Units (50,877 units)(8)		2,900	5,050

				15,099	18,570
OMi Holdings, Inc.	Manufacturer of Overhead Cranes
		Common Stock (1,500 shares)(8)		1,080	13,420
Pegasus Research Group, LLC (Televerde)	Telemarketing and Data Services
		15% Secured Debt (Maturity — January 6, 2016)	4,791	4,760	4,791
		Member Units (450 units)(8)		1,250	4,860

				6,010	9,651

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2013
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

PPL RVs, Inc.	Recreational Vehicle Dealer
		11.1% Secured Debt (Maturity — June 10, 2015)	7,860	7,827	7,860
		Common Stock (2,000 shares)		2,150	7,990

				9,977	15,850
Principle Environmental, LLC	Noise Abatement Services
		12% Secured Debt (Maturity — February 1, 2016)	3,506	3,070	3,506
		12% Current / 2% PIK Secured Debt (Maturity — February 1, 2016)	4,674	4,617	4,656
		Warrants (1,036 equivalent units)		1,200	2,620
		Member Units (1,553 units)(8)		1,863	4,180

				10,750	14,962
River Aggregates, LLC	Processor of Construction Aggregates
		Zero Coupon Secured Debt (Maturity — June 30, 2018)	750	421	421
		12% Secured Debt (Maturity — June 30, 2018)	500	500	500
		Member Units (1,150 units)		1,150	—
		Member Units (RA Properties, LLC) (1,500 units)		369	369

				2,440	1,290
Southern RV, LLC	Recreational Vehicle Dealer
		13% Secured Debt (Maturity — August 8, 2018)	11,400	11,239	11,239
		Member Units (1,680 units)(8)		1,680	1,680
		13% Secured Debt (Southern RV Real Estate, LLC) (Maturity — August 8, 2018)	3,250	3,204	3,204
		Member Units (Southern RV Real Estate, LLC) (480 units)		480	480

				16,603	16,603
The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
		4.5% Current / 4.5% PIK Secured Debt (Maturity — July 1, 2014)	1,079	1,079	880
		6% Current / 6% PIK Secured Debt (Maturity — July 1, 2014)	5,639	5,639	4,600
		Warrants (1,068 equivalent units)		1,096	—

				7,814	5,480
Travis Acquisition LLC	Manufacturer of Aluminum Trailers
		12% Secured Debt (Maturity — August 30, 2018)	9,200	9,025	9,025
		Member Units (7,282 units)		7,100	7,100

				16,125	16,125
Uvalco Supply, LLC	Farm and Ranch Supply Store
		9% Secured Debt (Maturity — January 1, 2019)	2,175	2,175	2,175
		Member Units (1,006 units)(8)		1,113	3,730

				3,288	5,905

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2013
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage
		13% Secured Debt (Maturity — December 23, 2016)	3,204	3,158	3,158
		Series A Preferred Stock (3,000,000 shares)		3,000	1,510
		Common Stock (1,126,242 shares)		3,706	—

				9,864	4,668
Ziegler's NYPD, LLC	Casual Restaurant Group
		Prime Plus 2.00% (Floor 7.00%), Current Coupon 9.00%, Secured Debt (Maturity — October 1, 2018)(9)	1,000	1,000	1,000
		9% Current / 9% PIK Secured Debt (Maturity — October 1, 2018)	5,449	5,449	4,820
		Warrants (587 equivalent units)		600	—

				7,049	5,820

Subtotal Control Investments (27.5% of total investments at fair value)				277,411	356,973

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2013
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Affiliate Investments(6)
American Sensor Technologies, Inc.	Manufacturer of Commercial / Industrial Sensors
		Warrants (674,677 equivalent shares)		50	10,100
Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions
		13% Secured Debt (Maturity — April 17, 2017)	5,000	4,799	4,799
		Warrants (19 equivalent shares)		200	530

				4,999	5,329
Buffalo Composite Materials Holdings, LLC(10)	Manufacturer of Fiberglass Products
		Member Units (2,000,000 units)		2,035	2,035
Condit Exhibits, LLC	Tradeshow Exhibits / Custom Displays
		12% Secured Debt (Maturity — July 31, 2018)	3,750	3,750	3,750
		Warrants (2,755 equivalent units)		100	540

				3,850	4,290
Congruent Credit Opportunities Funds(12)(13)	Investment Partnership
		LP Interests (Congruent Credit Opportunities Fund II, LP) (Fully diluted 19.8%)(8)		22,060	22,692
		LP Interests (Congruent Credit Opportunities Fund III, LP) (Fully diluted 17.4%)		4,128	4,128

				26,188	26,820
Daseke, Inc.	Specialty Transportation Provider
		12% Current / 2.5% PIK Secured Debt (Maturity — July 31, 2018)	20,206	19,828	19,828
		Common Stock (18,038 shares)		4,642	11,689

				24,470	31,517
Dos Rios Partners(12)(13)	Investment Partnership
		LP Interests (Dos Rios Partners, LP) (Fully diluted 27.7%)		1,269	1,269
		LP Interests (Dos Rios Partners — A, LP) (Fully diluted 9.1%)		403	403

				1,672	1,672
East Teak Fine Hardwoods, Inc.	Hardwood Products
		Common Stock (5,000 shares)		480	450
Freeport Financial SBIC Fund LP(12)(13)	Investment Partnership
		LP Interests (Fully diluted 9.9%)		1,618	1,618
Gault Financial, LLC (RMB Capital, LLC)	Purchases and Manages Liquidation of Distressed Assets
		14% Secured Debt (Maturity — November 21, 2016)	12,165	11,747	10,550
		Warrants (29,025 equivalent units)		400	—

				12,147	10,550

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

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2013
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Quality Lease and Rental Holdings, LLC	Rigsite Accommodation Unit Rental and Related Services
		12% Secured Debt (Maturity — January 8, 2018)(14)	37,350	36,843	20,000
		Preferred Member Units (Rocaciea, LLC) (250 units)		2,500	—

				39,343	20,000
Radial Drilling Services Inc.	Oil and Gas Technology
		12% Secured Debt (Maturity — November 22, 2016)	4,200	3,626	3,626
		Warrants (316 equivalent shares)		758	—

				4,384	3,626
Samba Holdings, Inc.	Intelligent Driver Record Monitoring Software and Services
		12.5% Secured Debt (Maturity — November 17, 2016)	11,453	11,325	11,453
		Common Stock (158,066 shares)		1,707	4,510

				13,032	15,963
Spectrio LLC	Audio Messaging Services
		LIBOR Plus 7.50%, (Floor 1.00%) Current Coupon 8.50%, Secured Debt (Maturity — November 19, 2018)(9)	17,878	17,504	17,878
		Warrants (191 equivalent units)		887	3,850

				18,391	21,728
SYNEO, LLC	Manufacturer of Specialty Cutting Tools and Punches
		12% Secured Debt (Maturity — July 13, 2016)	4,300	4,238	4,238
		Member Units (1,111 units)		1,036	740
		10% Secured Debt (Leadrock Properties, LLC) (Maturity — May 4, 2026)	1,440	1,414	1,414

				6,688	6,392
Texas Reexcavation LC	Hydro Excavation Services
		12% Current / 3% PIK Secured Debt (Maturity — December 31, 2017)	6,185	6,082	6,082
		Class A Member Units (290 units)		2,900	3,270

				8,982	9,352
Tin Roof Acquisition Company	Casual Restaurant Group
		12% Secured Debt (Maturity — November 30, 2018)	11,000	10,785	10,785
		Class C Preferred Member Units (Fully diluted 10%; 10% cumulative)(8)		2,027	2,027

				12,812	12,812

Subtotal Affiliate Investments (20.6% of total investments at fair value)				242,592	268,113

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2013
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Non-Control/Non-Affiliate Investments(7)
ABG Intermediate Holdings 2, LLC(11)	Trademark Licensing of Clothing
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity — June 28, 2019)(9)	7,500	7,463	7,463
Allflex Holdings III Inc.(11)	Manufacturer of Livestock Identification Products
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity — July 19, 2021)(9)	5,000	4,952	5,076
Alvogen Pharma US, Inc.(11)	Pharmaceutical Company Focused on Generics
		LIBOR Plus 5.75% (Floor 1.25%), Current Coupon 7.00%, Secured Debt (Maturity — May 23, 2018)(9)	1,966	1,938	1,996
AM General LLC(11)	Specialty Vehicle Manufacturer
		LIBOR Plus 9.00% (Floor 1.25%), Current Coupon 10.25%, Secured Debt (Maturity — March 22, 2018)(9)	2,850	2,775	2,501
AM3 Pinnacle Corporation(10)	Provider of Comprehensive Internet, TV and Voice Services for Multi-Dwelling Unit Properties
		10% Secured Debt (Maturity — October 22, 2018)	22,500	22,320	22,320
		Common Stock (60,240 shares)		2,000	2,000

				24,320	24,320
American Beacon Advisors Inc.(11)	Provider of Sub-Advised Investment Products
		LIBOR Plus 3.75% (Floor 1.00%), Current Coupon 4.75%, Secured Debt (Maturity — November 22, 2019)(9)	6,500	6,436	6,534
AmeriTech College, LLC	For-Profit Nursing and Healthcare College
		18% Secured Debt (Maturity — March 9, 2017)	6,050	5,960	6,050
AMF Bowling Centers, Inc.(11)	Bowling Alley Operator
		LIBOR Plus 7.50% (Floor 1.25%), Current Coupon 8.75%, Secured Debt (Maturity — June 29, 2018)(9)	4,938	4,799	4,975
Anchor Hocking, LLC(11)	Household Products Manufacturer
		LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity — May 21, 2020)(9)	6,965	6,900	7,078
Ancile Solutions, Inc.(11)	Provider of eLearning Solutions
		LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity — July 15, 2018)(9)	9,628	9,571	9,652

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2013
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Answers Corporation(11)	Consumer Internet Search Services Provider
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity — December 20, 2018)(9)	8,500	8,415	8,436
AP Gaming I, LLC(10)	Developer, Manufacturer, and Operator of Gaming Machines
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity — December 20, 2020)(9)	7,000	6,790	6,913
Apria Healthcare Group, Inc.(11)	Provider of Home Healthcare Equipment
		LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.75%, Secured Debt (Maturity — April 6, 2020)(9)	5,473	5,441	5,500
Artel, LLC(11)	Land-Based and Commercial Satellite Provider
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity — November 27, 2017)(9)	5,953	5,878	5,864
Atkins Nutritionals Holdings II, Inc.(11)	Weight Management Food Products
		LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity — January 2, 2019)(9)	1,985	1,985	2,010
B. J. Alan Company	Retailer and Distributor of Consumer Fireworks
		12.5% Current / 2.5% PIK Secured Debt (Maturity — June 22, 2017)	11,235	11,158	11,158
BBTS Borrower LP(11)	Oil & Gas Exploration and Midstream Services
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity — June 4, 2019)(9)	6,948	6,883	7,013
Blackhawk Specialty Tools LLC(11)	Oilfield Equipment & Services
		LIBOR Plus 5.25% (Floor 1.25%), Current Coupon 6.50%, Secured Debt (Maturity — August 1, 2019)(9)	5,413	5,375	5,399
Bluestem Brands, Inc.(11)	Multi-Channel Retailer of General Merchandise
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity — December 6, 2018)(9)	4,000	3,921	3,960
Brand Connections, LLC	Venue-Based Marketing and Media
		12% Secured Debt (Maturity — April 30, 2015)	7,063	6,983	7,063

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2013
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Brasa Holdings Inc.(11)	Upscale Full Service Restaurants
		LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 5.75%, Secured Debt (Maturity — July 19, 2019)(9)	3,456	3,379	3,498
		LIBOR Plus 9.50% (Floor 1.50%), Current Coupon 11.00%, Secured Debt (Maturity — January 20, 2020)(9)	3,857	3,820	3,896

				7,199	7,394
Calloway Laboratories, Inc.(10)	Health Care Testing Facilities
		12% PIK Secured Debt (Maturity — September 30, 2014)	6,336	6,276	4,738
		Warrants (125,000 equivalent shares)		17	—

				6,293	4,738
CDC Software Corporation(11)	Enterprise Application Software
		LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.50%, Secured Debt (Maturity — August 6, 2018)(9)	4,197	4,163	4,244
Cedar Bay Generation Company LP(11)	Coal-Fired Cogeneration Plant
		LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity — April 23, 2020)(9)	7,964	7,891	8,028
Charlotte Russe, Inc(11)	Fast-Fashion Retailer to Young Women
		LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.75%, Secured Debt (Maturity — May 22, 2019)(9)	4,988	4,942	4,919
CHI Overhead Doors, Inc.(11)	Manufacturer of Overhead Garage Doors
		LIBOR Plus 9.50% (Floor 1.50%), Current Coupon 11.00%, Secured Debt (Maturity — September 18, 2019)(9)	2,500	2,462	2,513
Collective Brands Finance, Inc.(11)	Specialty Footwear Retailer
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity — October 9, 2019)(9)	2,481	2,481	2,494
Compact Power Equipment, Inc.	Equipment / Tool Rental
		6% Current / 6% PIK Secured Debt (Maturity — October 1, 2017)	3,918	3,901	3,918
		Series A Preferred Stock (4,298,435 shares; 8% cumulative)(8)		998	2,230

				4,899	6,148
CGSC of Delaware Holdings Corp.(11)(13)	Insurance Brokerage Firm
		LIBOR Plus 7.00% (Floor 1.25%), Current Coupon 8.25%, Secured Debt (Maturity — October 16, 2020)(9)	2,000	1,972	1,940

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2013
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Connolly Holdings Inc.(11)	Audit Recovery Software
		LIBOR Plus 5.25% (Floor 1.25%), Current Coupon 6.50%, Secured Debt (Maturity — July 13, 2018)(9)	2,395	2,376	2,405
		LIBOR Plus 9.25% (Floor 1.25%), Current Coupon 10.50%, Secured Debt (Maturity — January 15, 2019)(9)	2,000	1,967	2,045

				4,343	4,450
CST Industries Inc.(11)	Storage Tank Manufacturer
		LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 7.75%, Secured Debt (Maturity — May 22, 2017)(9)	11,563	11,436	11,389
Drilling Info, Inc.	Information Services for the Oil and Gas Industry
		Common Stock (3,788,865 shares)		1,335	9,470
Emerald Performance Materials, Inc.(11)	Specialty Chemicals Manufacturer
		LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.75%, Secured Debt (Maturity — May 18, 2018)(9)	4,434	4,401	4,467
EnCap Energy Fund Investments(12)(13)	Investment Partnership
		LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%)(8)		2,868	2,985
		LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.) (Fully diluted 0.3%)		1,192	1,301
		LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)		646	646
		LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)		2,723	2,723

				7,429	7,655
e-Rewards, Inc.(11)	Provider of Digital Data Collection
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity — October 29, 2018)(9)	11,000	10,786	10,931
Excelitas Technologies Corp.(11)	Lighting and Sensor Components
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity — November 2, 2020)(9)	3,958	3,919	3,987
Fender Musical Instruments Corporation(11)	Manufacturer of Musical Instruments
		LIBOR Plus 4.50% (Floor 1.25%), Current Coupon 5.75%, Secured Debt (Maturity — April 3, 2019)(9)	448	443	455
FC Operating, LLC(10)	Christian Specialty Retail Stores
		LIBOR Plus 10.75% (Floor 1.25%), Current Coupon 12.00%, Secured Debt (Maturity — November 14, 2017)(9)	5,550	5,459	5,437

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2013
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

FishNet Security, Inc.(11)	Information Technology Value-Added Reseller
		LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity — November 30, 2017)(9)	7,920	7,856	7,965
Fram Group Holdings, Inc.(11)	Manufacturer of Automotive Maintenance Products
		LIBOR Plus 5.00% (Floor 1.50%), Current Coupon 6.50%, Secured Debt (Maturity — July 31, 2017)(9)	964	961	958
		LIBOR Plus 9.00% (Floor 1.50%), Current Coupon 10.50%, Secured Debt (Maturity — January 29, 2018)(9)	1,000	996	953

				1,957	1,911
Gastar Exploration USA, Inc.(11)	Oil & Gas Exploration & Production
		8.63% Secured Bond (Maturity — May 15, 2018)	1,000	1,000	983
Getty Images, Inc.(11)	Digital Photography and Video Content Marketplace
		LIBOR Plus 3.50% (Floor 1.25%), Current Coupon 4.75%, Secured Debt (Maturity — October 18, 2019)(9)	4,987	4,501	4,665
Golden Nugget, Inc.(11)	Owner & Operator of Hotels & Casinos
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity — November 21, 2019)(9)	1,400	1,380	1,424
Grupo Hima San Pablo, Inc.(11)	Tertiary Care Hospitals
		LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 8.50%, Secured Debt (Maturity — January 31, 2018)(9)	4,963	4,877	4,714
		13.75% Secured Debt (Maturity — July 31, 2018)	2,000	1,911	1,900

				6,788	6,614
Healogics, Inc.(11)	Wound Care Management
		Common Stock (43,478 shares)(8)		50	50
iEnergizer Limited(11)(13)	Provider of Business Outsourcing Solutions
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity — May 1, 2019)(9)	8,150	8,020	8,028
Inn of the Mountain Gods Resort and Casino(11)	Hotel & Casino
		9.25% Secured Debt (Maturity — November 30, 2020)	4,096	3,901	3,953
Ipreo Holdings LLC(11)	Application Software for Capital Markets
		LIBOR Plus 4.00% (Floor 1.00%), Current Coupon 5.00%, Secured Debt (Maturity — August 5, 2017)(9)	5,637	5,630	5,721

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2013
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Ivy Hill Middle Market Credit Fund III, Ltd.(12)(13)	Investment Partnership
		LIBOR Plus 6.50% (Floor 0.28%), Current Coupon 6.78%, Secured Debt (Maturity — January 15, 2022)(9)	2,000	1,704	2,000
Jackson Hewitt Tax Service Inc.(11)	Tax Preparation Services
		LIBOR Plus 8.50% (Floor 1.50%), Current Coupon 10.00%, Secured Debt (Maturity — October 16, 2017)(9)	4,844	4,688	4,820
Joerns Healthcare, LLC(11)	Health Care Equipment & Supplies
		LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity — March 28, 2018)(9)	6,451	6,395	6,322
Keypoint Government Solutions, Inc.(11)	Pre-Employment Screening Services
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity — November 13, 2017)(9)	4,483	4,411	4,439
Larchmont Resources, LLC(11)	Oil & Gas Exploration & Production
		LIBOR Plus 7.25% (Floor 1.25%), Current Coupon 8.50%, Secured Debt (Maturity — August 7, 2019)(9)	6,965	6,899	7,096
Learning Care Group (US) No. 2 Inc.(11)	Provider of Early Childhood Education
		LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity — May 8, 2019)(9)	5,486	5,436	5,521
LJ Host Merger Sub, Inc.(11)	Managed Services and Hosting Provider
		LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity — December 23, 2019)(9)	10,000	9,901	9,950
		LIBOR Plus 8.75% (Floor 1.25%), Current Coupon 10.00%, Secured Debt (Maturity — December 23, 2020)(9)	5,000	4,901	4,975

				14,802	14,925
LKCM Distribution Holdings, L.P.	Distributor of Industrial Process Equipment
		12% Current / 2.5% PIK Secured Debt (Maturity — December 23, 2018)	16,506	16,342	16,342
LKCM Headwater Investments I, L.P.(12)(13)	Investment Partnership
		LP Interests (Fully diluted 2.3%)(8)		1,500	3,033
MAH Merger Corporation(11)	Sports-Themed Casual Dining Chain
		LIBOR Plus 4.50% (Floor 1.25%), Current Coupon 5.75%, Secured Debt (Maturity — July 19, 2019)(9)	7,350	7,277	7,313

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2013
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Media Holdings, LLC(11)(13)	Internet Traffic Generator
		14% Secured Debt (Maturity — October 18, 2018)	5,894	5,781	5,952
MediMedia USA, Inc.(11)	Provider of Healthcare Media and Marketing
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity — November 20, 2018)(9)	5,473	5,339	5,351
Medpace Intermediateco, Inc.(11)	Clinical Trial Development and Execution
		LIBOR Plus 4.00% (Floor 1.25%), Current Coupon 5.25%, Secured Debt (Maturity — June 19, 2017)(9)	2,924	2,896	2,924
MedSolutions Holdings, Inc.(11)	Specialty Benefit Management
		LIBOR Plus 5.25% (Floor 1.25%), Current Coupon 6.50%, Secured Debt (Maturity — July 8, 2019)(9)	3,900	3,864	3,912
Metal Services LLC(11)	Steel Mill Services
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity — June 30, 2017)(9)	5,313	5,313	5,365
Milk Specialties Company(11)	Processor of Nutrition Products
		LIBOR Plus 5.75% (Floor 1.25%), Current Coupon 7.00%, Secured Debt (Maturity — November 9, 2018)(9)	4,905	4,863	4,911
Miramax Film NY, LLC(11)	Motion Picture Producer and Distributor
		Class B Units (Fully diluted 0.2%)		500	871
Modern VideoFilm, Inc.(10)	Post-Production Film Studio
		LIBOR Plus 3.50% (Floor 1.50%), Current Coupon 5.00% / 8.50% PIK, Current Coupon Plus PIK 13.50%, Secured Debt (Maturity — December 19, 2017)(9)	5,397	5,198	4,749
		Warrants (1,375 equivalent shares)		151	1

				5,349	4,750
MP Assets Corporation(11)	Manufacturer of Battery Components
		LIBOR Plus 4.50% (Floor 1.25%), Current Coupon 5.75%, Secured Debt (Maturity — December 19, 2019)(9)	4,600	4,554	4,589
National Vision, Inc.(11)	Discount Optical Retailer
		LIBOR Plus 5.75% (Floor 1.25%), Current Coupon 7.00%, Secured Debt (Maturity — August 2, 2018)(9)	3,163	3,125	3,173
NCP Investment Holdings, Inc.	Management of Outpatient Cardiac Cath Labs
		Class A and C Units (2,474,075 units)		20	3,170

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2013
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

NGPL PipeCo, LLC(11)	Natural Gas Pipelines and Storage Facilities
		LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.75%, Secured Debt (Maturity — September 15, 2017)(9)	9,805	9,660	9,163
Nice-Pak Products, Inc.(11)	Pre-Moistened Wipes Manufacturer
		LIBOR Plus 6.50% (Floor 1.50%), Current Coupon 8.00%, Secured Debt (Maturity — June 18, 2014)(9)	5,701	5,650	5,530
North American Breweries Holdings, LLC(11)	Operator of Specialty Breweries
		LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity — December 11, 2018)(9)	3,960	3,892	3,881
NRC US Holding Company LLC(11)	Environmental Services Provider
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity — July 30, 2019)(9)	3,413	3,396	3,421
Nuverra Environmental Solutions, Inc.(11)(13)	Water Treatment and Disposal Services
		9.88% Unsecured Bond (Maturity — April 15, 2018)	3,500	3,500	3,413
Ospemifene Royalty Sub LLC (QuatRx)(10)	Estrogen-Deficiency Drug Manufacturer and Distributor
		11.5% Secured Debt (Maturity — November 15, 2026)	5,000	5,000	5,000
Panolam Industries International, Inc.(11)	Decorative Laminate Manufacturer
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity — August 23, 2017)(9)	7,499	7,435	7,255
Permian Holdings, Inc.(11)	Storage Tank Manufacturer
		10.5% Secured Bond (Maturity — January 15, 2018)	3,150	3,116	3,103
Philadelphia Energy Solutions Refining and Marketing LLC(11)	Oil & Gas Refiner
		LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity — April 4, 2018)(9)	2,978	2,939	2,625
Pitney Bowes Management Services Inc.(11)	Provider of Document Management Services
		LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity — October 1, 2019)(9)	5,985	5,927	6,030

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2013
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Polyconcept Financial B.V.(11)	Promotional Products to Corporations and Consumers
		LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity — June 28, 2019)(9)	3,413	3,381	3,425
Primesight Limited(10)(13)	Outdoor Advertising Operator
		11.25% Secured Debt (Maturity — October 17, 2015)	7,378	7,378	8,163
PT Network, LLC(10)	Provider of Outpatient Physical Therapy and Sports Medicine Services
		LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 8.50%, Secured Debt (Maturity — November 1, 2018)(9)	8,597	8,499	8,499
Radio One, Inc.(11)	Radio Broadcasting
		LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.50%, Secured Debt (Maturity — March 31, 2016)(9)	2,902	2,873	2,977
Ravago Holdings America, Inc.(11)	Polymers Distributor
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity — December 20, 2020)(9)	6,250	6,188	6,266
Relativity Media, LLC(10)	Full-scale Film and Television Production and Distribution
		10% Secured Debt (Maturity — May 24, 2015)	5,787	5,739	6,026
		15% PIK Secured Debt (Maturity — May 24, 2015)	6,370	6,189	6,449
		Class A Units (260,194 units)		292	1,521

				12,220	13,996
Sabre Industries, Inc.(11)	Manufacturer of Telecom Structures and Equipment
		LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 5.75%, Secured Debt (Maturity — August 24, 2018)(9)	2,975	2,948	2,975
SAExploration, Inc.(10)(13)	Geophysical Services Provider
		11% Current / 2.5% PIK Secured Debt (Maturity — November 28, 2016)	8,075	8,173	8,075
		Common Stock (6,186 shares)(8)		65	55

				8,238	8,130
SCE Partners, LLC(10)	Hotel & Casino Operator
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity — August 8, 2019)(9)	7,500	7,429	6,975
Sotera Defense Solutions, Inc.(11)	Defense Industry Intelligence Services
		LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.50%, Secured Debt (Maturity — April 21, 2017)(9)	11,651	11,086	10,486

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2013
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Sourcehov LLC(11)	Business Process Services
		LIBOR Plus 7.50% (Floor 1.25%), Current Coupon 8.75%, Secured Debt (Maturity — April 30, 2019)(9)	1,500	1,486	1,523
Sutherland Global Services, Inc.(11)	Business Process Outsourcing Provider
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity — March 6, 2019)(9)	6,738	6,619	6,754
Synagro Infrastructure Company, Inc(11)	Waste Management Services
		LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity — August 22, 2020)(9)	6,983	6,849	6,924
Targus Group International(11)	Protective Cases for Mobile Devices
		LIBOR Plus 9.50% (Floor 1.50%), Current Coupon 11.00% / 1.00% PIK, Current Coupon Plus PIK 12.00%, Secured Debt (Maturity — May 24, 2016)(9)	4,426	4,445	3,696
Technimark LLC(11)	Injection Molding
		LIBOR Plus 4.25% (Floor 1.25%), Current Coupon 5.50%, Secured Debt (Maturity — April 17, 2019)(9)	3,734	3,701	3,753
TeleGuam Holdings, LLC(11)	Cable and Telecom Services Provider
		LIBOR Plus 4.00% (Floor 1.25%), Current Coupon 5.25%, Secured Debt (Maturity — December 10, 2018)(9)	6,965	6,933	6,948
		LIBOR Plus 7.50% (Floor 1.25%), Current Coupon 8.75%, Secured Debt (Maturity — June 10, 2019)(9)	2,500	2,477	2,513

				9,410	9,461
Templar Energy LLC(11)	Oil & Gas Exploration & Production
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity — November 25, 2020)(9)	3,000	2,941	3,017
Tervita Corporation(11)(13)	Oil and Gas Environmental Services
		LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity — May 15, 2018)(9)	5,474	5,427	5,507
The Tennis Channel, Inc.(10)	Television-Based Sports Broadcasting
		Warrants (114,316 equivalent shares)		235	301
The Topps Company, Inc.(11)	Trading Cards & Confectionary
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity — October 2, 2018)(9)	2,000	1,981	2,005

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2013
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

ThermaSys Corporation(11)	Manufacturer of Industrial Heat Exchanges
		LIBOR Plus 4.00% (Floor 1.25%), Current Coupon 5.25%, Secured Debt (Maturity — May 3, 2019)(9)	6,395	6,336	6,326
Therakos, Inc.(11)	Immune System Disease Treatment
		LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity — December 27, 2017)(9)	6,446	6,314	6,470
Totes Isotoner Corporation(11)	Weather Accessory Retail
		LIBOR Plus 5.75% (Floor 1.50%), Current Coupon 7.25%, Secured Debt (Maturity — July 7, 2017)(9)	4,275	4,228	4,299
Travel Leaders Group, LLC(11)	Travel Agency Network Provider
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity — December 5, 2018)(9)	7,500	7,352	7,406
UniTek Global Services, Inc.(11)	Provider of Outsourced Infrastructure Services
		LIBOR Plus 9.50% (Floor 1.50%), Current Coupon 11.00% / 4.00% PIK, Current Coupon Plus PIK 15.00%, Secured Debt (Maturity — April 15, 2018)(9)	10,034	9,328	10,016
		Warrants (267,302 equivalent shares)		466	450

				9,794	10,466
Universal Fiber Systems, LLC(10)	Manufacturer of Synthetic Fibers
		LIBOR Plus 5.75% (Floor 1.75%), Current Coupon 7.50%, Secured Debt (Maturity — June 26, 2015)(9)	10,192	10,141	10,243
US Xpress Enterprises, Inc.(11)	Truckload Carrier
		LIBOR Plus 7.88% (Floor 1.50%), Current Coupon 9.38%, Secured Debt (Maturity — November 13, 2016)(9)	6,078	5,985	6,048
Vantage Oncology, LLC(11)	Outpatient Radiation Oncology Treatment Centers
		9.5% Secured Bond (Maturity — August 7, 2017)	7,000	7,000	7,175
Virtex Enterprises, LP(10)	Specialty, Full-Service Provider of Complex Electronic Manufacturing Services
		12% Secured Debt (Maturity — December 27, 2018)	1,667	1,612	1,612
		Preferred Class A Units (14 shares; 5% cumulative)(8)		327	327
		Warrants (11 equivalent units)		22	22

				1,961	1,961

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

December 31, 2013
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Visant Corporation(11)	School Affinity Stores
		LIBOR Plus 4.00% (Floor 1.25%), Current Coupon 5.25%, Secured Debt (Maturity — December 22, 2016)(9)	3,882	3,882	3,837
Vision Solutions, Inc.(11)	Provider of Information Availability Software
		LIBOR Plus 4.50% (Floor 1.50%), Current Coupon 6.00%, Secured Debt (Maturity — July 23, 2016)(9)	2,348	2,235	2,347
		LIBOR Plus 8.00% (Floor 1.50%), Current Coupon 9.50%, Secured Debt (Maturity — July 23, 2017)(9)	5,000	4,969	5,050

				7,204	7,397
Walker & Dunlop Inc.(11)(13)	Real Estate Financial Services
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity — December 20, 2020)(9)	4,250	4,208	4,229
Western Dental Services, Inc.(11)	Dental Care Services
		LIBOR Plus 7.00% (Floor 1.25%), Current Coupon 8.25%, Secured Debt (Maturity — November 1, 2018)(9)	4,950	4,825	4,996
Willbros Group, Inc.(11)(13)	Engineering and Construction Contractor
		LIBOR Plus 9.75% (Floor 1.25%), Current Coupon 11.00%, Secured Debt (Maturity — August 5, 2019)(9)	2,993	2,893	3,037
Wilton Brands LLC(11)	Specialty Housewares Retailer
		LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity — August 30, 2018)(9)	1,875	1,844	1,792
Wireco Worldgroup Inc.(11)	Manufacturer of Synthetic Lifting Products
		LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity — February 15, 2017)(9)	2,469	2,451	2,492
YP Holdings LLC(11)	Online and Offline Advertising Operator
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity — June 4, 2018)(9)	2,800	2,737	2,834
Zilliant Incorporated	Price Optimization and Margin Management Solutions
		12% Secured Debt (Maturity — June 15, 2017)	8,000	7,056	7,056
		Warrants (952,500 equivalent shares)		1,071	1,071

				8,127	8,127

Subtotal Non-Control/Non-Affiliate Investments (50.9% of total investments at fair value)				643,068	661,102

Total Portfolio Investments, December 31, 2013				1,163,071	1,286,188

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

(1)
All investments are Lower Middle Market portfolio investments, unless otherwise noted. Substantially all of the Company's assets are encumbered either as security for the Company's credit agreement or in support of the SBA-guaranteed debentures issued by the Funds.

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

(10)
Private Loan portfolio investment. See Note B for a summary of Private Loan portfolio investments.

(11)
Middle Market portfolio investment. See Note B for a summary of Middle Market portfolio investments.

(12)
Other Portfolio investment. See Note B for a summary of Other Portfolio investments.

(13)
Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets.

(14)
Non-accrual and non-income producing investment.

(15)
External Investment Manager.

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

       During January 2010, MSCC acquired (the "Exchange Offer") approximately 88% of the total dollar value of the limited partner interests in Main Street Capital II, LP ("MSC II" and, together with MSMF, the "Funds") and 100% of the membership interests in the general partner of MSC II, Main Street Capital II GP, LLC ("MSC II GP"). MSC II is an investment fund that operates as an SBIC and commenced operations in January 2006. During the first quarter of 2012, MSCC acquired all of the remaining minority ownership of the MSC II limited partnership interests (the "Final MSC II Exchange"). The Exchange Offer and related transactions, including the acquisition of MSC II GP interests and the Final MSC II Exchange, are collectively termed the "Exchange Offer Transactions."

       MSC Adviser I, LLC (the "External Investment Manager" and, together with the Internal Investment Manager, the "Investment Managers") was formed in November 2013 as a wholly owned subsidiary of MSCC to provide investment management and other services to parties other than MSCC and its subsidiaries ("External Parties") and receive fee income for such services. MSCC has been granted no-action relief by the Securities and Exchange Commission ("SEC") to allow the External Investment Manager to register as a registered investment adviser ("RIA") under Investment Advisers Act of 1940, as amended (the "Advisers Act"). The External Investment Manager is accounted for as a portfolio investment of MSCC, since the External Investment Manager conducts all of its investment management activities for parties outside of MSCC and its consolidated subsidiaries or its portfolio companies.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.    Basis of Presentation

       Main Street's financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For each of the periods presented herein, Main Street's consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries (which, as noted above and discussed in detail below, include the Funds and the Taxable Subsidiaries and, beginning April 1, 2013, include the Internal Investment Manager which was previously treated as a portfolio investment). The Investment Portfolio, as used herein, refers to all of Main Street's investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments, the investment in the External Investment Manager and, for all periods up to and including March 31, 2013, the investment in the Internal Investment Manager, but excludes all "Marketable securities and idle funds investments", and, for all periods after March 31, 2013, the Investment Portfolio also excludes the investment in the Internal Investment Manager (see Note C — Fair Value Hierarchy for Investments and Debentures — Portfolio Composition — Portfolio Investment Composition for additional discussion of Main Street's Investment Portfolio and definitions for the terms LMM, Middle Market, Private Loan and Other Portfolio). For all periods up to and including the period ending March 31, 2013, the Internal Investment Manager was accounted for as a portfolio investment (see Note D) and was not consolidated with MSCC and its consolidated subsidiaries. For all periods after March 31, 2013, the Internal Investment Manager is consolidated with MSCC and its other consolidated subsidiaries. "Marketable securities and idle funds investments" are classified as financial instruments and are reported separately on Main Street's Consolidated Balance Sheets and Consolidated Schedules of Investments due to the nature of such investments (see Note B.11.). Main Street's results of operations and cash flows for the years ended December 31, 2014, 2013 and 2012 and financial position as of December 31, 2014 and 2013 are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation.

       Under the regulations pursuant to Article 6 of Regulation S-X applicable to BDCs and Accounting Standards Codification ("Codification" or "ASC") 946, Financial Services — Investment Companies ("ASC 946"), Main Street is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company. An exception to this general principle in ASC 946 occurs if Main Street holds a controlling interest in an operating company that provides all or substantially all of its services directly to Main Street or to its portfolio companies. None of the portfolio investments made by Main Street qualify for this exception, including the investment in the External Investment Manager, except as discussed below with respect to the Internal Investment Manager. Therefore, Main Street's Investment Portfolio is carried on the balance sheet at fair value, as discussed further in Note B, with any adjustments to fair value recognized as "Net Change in Unrealized Appreciation (Depreciation)" on the consolidated statements of operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a "Net Realized Gain (Loss)." For all periods prior to and including March 31, 2013, the Internal Investment Manager was accounted for as a portfolio investment and included as part of the Investment Portfolio in the consolidated financial statements of Main Street (see Note D for further discussion of the Internal Investment Manager). The Internal Investment Manager was consolidated with MSCC and its other consolidated subsidiaries prospectively beginning April 1, 2013 as the controlled operating subsidiary is providing substantially all of its services directly or indirectly to Main Street or its portfolio companies.

  Portfolio Investment Classification

       Main Street classifies its Investment Portfolio in accordance with the requirements of the 1940 Act. Under the 1940 Act, (a) "Control Investments" are defined as investments in which Main Street owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation,

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

       LMM investments and Other Portfolio investments generally have no established trading market while Middle Market securities generally have established markets that are not active. Private Loan investments may include investments which have no established trading market or have established markets that are not active. Main Street determines in good faith the fair value of its Investment Portfolio pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by its Board of Directors and in accordance with the 1940 Act. Main Street's valuation policies and processes are intended to provide a consistent basis for determining the fair value of Main Street's Investment Portfolio.

       For LMM portfolio investments, Main Street generally reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process by using an enterprise value waterfall methodology ("Waterfall") for its LMM equity investments and an income approach using a yield-to-maturity model ("Yield-to-Maturity") for its LMM debt investments. For Middle Market portfolio investments, Main Street primarily uses quoted prices in the valuation process. Main Street determines the appropriateness of the use of third-party broker quotes, if any, in determining fair value based on its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company and other market indices. For Middle Market and Private Loan portfolio investments in debt securities for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

would use to value the investment in a current hypothetical sale using the Yield-to-Maturity valuation method. For its Other Portfolio equity investments, Main Street generally calculates the fair value of the investment primarily based on the net asset value ("NAV") of the fund. All of the valuation approaches for Main Street's portfolio investments estimate the value of the investment as if Main Street were to sell, or exit, the investment as of the measurement date.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

       Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on its investments in each LMM portfolio company quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street's investments in each LMM portfolio company at least once every calendar year, and for Main Street's investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with its independent financial advisory services firm in arriving at Main Street's determination of fair value on its investments in a total of 52 LMM portfolio companies for the year ended December 31, 2014, representing approximately 83% of the total LMM portfolio at fair value as of December 31, 2014, and on a total of 50 LMM portfolio companies for the year ended December 31, 2013, representing approximately 76% of the total LMM portfolio at fair value as of December 31, 2014. Excluding investments in new LMM portfolio companies which have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment as of December 31, 2014 and 2013, as applicable, and investments in the LMM portfolio companies that were not reviewed because their equity is publicly traded, the percentage of the LMM portfolio reviewed by our independent financial advisory services firm for the year ended December 31, 2014 and 2013 was 99% and 100% of the total LMM portfolio at fair value as of December 31, 2014 and 2013, respectively.

       For valuation purposes, all of Main Street's Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       For valuation purposes, all of Main Street's Private Loan portfolio investments are non-control investments. For Private Loan portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Private Loan debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Private Loan equity investments in a current hypothetical sale using the Waterfall valuation method.

       For valuation purposes, all of Main Street's Other Portfolio investments are non-control investments. Main Street's Other Portfolio investments comprised approximately 3.8% and 3.3%, respectively, of Main Street's Investment Portfolio at fair value as of December 31, 2014 and 2013. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of its investments using the NAV valuation method. For Other Portfolio debt investments, Main Street generally determines the fair value of these investments through obtaining third-party quotes or other independent pricing to the extent that these inputs are available and appropriate to determine fair value. For Other Portfolio debt investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Other Portfolio debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method.

       For valuation purposes, Main Street's investment in the External Investment Manager is a control investment. Market quotations are not readily available for this investment, and as a result, Main Street determines the fair value of the External Investment Manager using the Waterfall valuation method under the market approach. In estimating the enterprise value, Main Street analyzes various factors, including the entity's historical and projected financial results, as well as its size, marketability and performance relative to the population of market multiples. This valuation approach estimates the value of the investment as if Main Street were to sell, or exit, the investment. In addition, Main Street considers the value associated with Main Street's ability to control the capital structure of the company, as well as the timing of a potential exit.

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

       The Board of Directors of Main Street has the final responsibility for overseeing, reviewing and approving, in good faith, Main Street's determination of the fair value for its Investment Portfolio, as well as its valuation procedures, consistent with 1940 Act requirements. Main Street believes its Investment Portfolio as of December 31, 2014 and 2013 approximates fair value as of those dates based on the markets in which Main Street operates and other conditions in existence on those reporting dates.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.    Use of Estimates

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results may differ from these estimates under different conditions or assumptions. Additionally, as explained in Note B.1., the financial statements include investments in the Investment Portfolio whose values have been estimated by Main Street with the oversight, review and approval by Main Street's Board of Directors in the absence of readily ascertainable market values. Because of the inherent uncertainty of the Investment Portfolio valuations, those estimated values may differ significantly from the values that would have been determined had a readily available market for the investments existed, and it is reasonably possible that the differences could be material.

3.    Cash and Cash Equivalents

       Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value.

       At December 31, 2014, cash balances totaling $57.5 million exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company's cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

       Main Street holds debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind ("PIK") interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. Main Street stops accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when it is determined that such PIK interest and dividends in arrears are no longer collectible. For the years ended December 31, 2014, 2013 and 2012, (i) approximately 3.3%, 4.3% and 4.3%, respectively, of Main Street's total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.3%, 1.2% and 0.3%, respectively, of Main Street's total investment income was attributable to cumulative dividend income not paid currently in cash.

       As of December 31, 2014, Main Street's total Investment Portfolio had five investments with positive fair value on non-accrual status, which comprised approximately 1.7% of its fair value and 4.7% of its cost, and no fully impaired investments. As of December 31, 2013, Main Street's total Investment Portfolio had two investments with positive fair value on non-accrual status, which comprised approximately 2.3% of its fair value and 4.7% of its cost, and no fully impaired investments.

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

       A presentation of the investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Years Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$110,362	$94,546	$72,074
Dividend income	22,235	14,124	10,211
Fee income	7,342	6,488	6,573

Total interest, fee and dividend income	$139,939	$115,158	$88,858

6.    Deferred Financing Costs

       Deferred financing costs include SBIC debenture commitment fees and SBIC debenture leverage fees on the SBIC debentures which are not accounted for under the fair value option under ASC 825 (as discussed further in Note B.11.). These fees are approximately 3.4% of the total commitment and draw amounts, as applicable. These deferred financing costs have been capitalized and are being amortized into interest expense over the ten year term of each debenture agreement.

       Deferred financing costs also include commitment fees and other costs related to Main Street's multi-year investment credit facility (the "Credit Facility", as discussed further in Note G) and its notes (as discussed further in Note H). These costs have been capitalized and are amortized into interest expense over the term of the individual instrument.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

       To maintain RIC tax treatment (as discussed below in Note B.9.), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the years ended December 31, 2014, 2013 and 2012, approximately 3.1%, 3.3% and 3.7%, respectively, of Main Street's total investment income was attributable to interest income for the accretion of discounts associated with debt investments, net of any premium reduction.

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

11.  Fair Value of Financial Instruments

       Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Main Street believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables, payables and other liabilities approximate the fair values of such items due to the short term nature of these instruments. Marketable securities and idle funds investments may include investments in certificates of deposit, U.S. government agency securities,

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

independently rated debt investments, diversified bond funds and publicly traded debt and equity investments and the fair value determination for these investments under the provisions of ASC 820 generally consists of Level 1 and 2 observable inputs, similar in nature to those discussed further in Note C.

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

12.  Earnings per Share

       Basic and diluted per share calculations are computed utilizing the weighted average number of shares of common stock outstanding for the period. In accordance with ASC 260, Earnings Per Share, the unvested shares of restricted stock awarded pursuant to Main Street's equity compensation plans are participating securities and are included in the basic earnings per share calculation. As a result, for all periods presented, there is no difference between diluted earnings per share and basic earnings per share amounts.

       As a result of the Exchange Offer, which left a minority portion of MSC II's equity interests owned by certain non-Main Street entities for the periods prior to March 31, 2012, the net earnings of MSC II attributable to the remaining noncontrolling interest in MSC II are excluded from all per share amounts presented, and the per share amounts only reflect the net earnings attributable to Main Street's ownership interest in MSC II for the periods prior to March 31, 2012. During the first quarter of 2012, MSCC completed the Final MSC II Exchange to acquire the entire minority portion of MSC II's equity interests not already owned by MSCC. The following table provides a reconciliation of Net Investment Income and

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Realized Income attributable to common stock by excluding amounts related to the noncontrolling interest in MSC II that remained owned by non-Main Street entities for the year ended December 31, 2012.

Year Ended December 31, 2012
(in thousands)
Net Investment Income	$59,325
Noncontrolling interest share of Net Investment Income	(62)

Net Investment Income attributable to common stock	59,263
Total net realized gain from investments	16,479
Noncontrolling interest share of net realized (gain) from investments	(3)

Net Realized Income attributable to common stock	$75,739

Net Investment Income per share —
Basic and diluted	$2.01

Net Realized Income per share —
Basic and diluted	$2.56

Weighted average shares outstanding —
Basic and diluted	29,540,114

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

       In June 2013, the FASB issued ASU 2013-08, Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements ("ASU 2013-08"). ASU 2013-08 amends the criteria that define an investment company, clarifies the measurement guidance and requires certain additional disclosures. Public companies are required to apply ASU 2013-08 prospectively for interim and annual reporting periods beginning after December 15, 2013. The adoption of this standard did not have a material effect on Main Street's consolidated financial statements.

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

       In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-9 supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. The new Guidance is effective for the annual reporting period beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The impact of the adoption of this new accounting standard on Main Street's consolidated financial statements is currently being evaluated.

       From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by Main Street as of the specified effective date. Main Street believes that the impact of recently issued standards and any that are not yet effective will not have a material impact on its financial statements upon adoption.

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

       As required by ASC 820, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, unrealized appreciation and depreciation related to such investments categorized within the Level 3 tables below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Main Street conducts reviews of fair value hierarchy classifications on a quarterly basis. During the classification process, Main Street may determine that it is appropriate to transfer investments between fair value hierarchy Levels. These transfers occur when Main Street has concluded that it is appropriate for the classification of an individual asset to be changed due to a change in the factors used to determine the selection of the Level. Any such changes are deemed to be effective during the quarter in which the transfer occurs.

       As of December 31, 2014 and 2013, all except for one of Main Street's LMM portfolio investments consisted of illiquid securities issued by private companies. The remaining investment was a publicly traded equity security. As a result, the fair value determination for the LMM portfolio investments primarily consisted of unobservable inputs. The fair value determination for the publicly traded equity security consisted of observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value. As a result, all of Main Street's LMM portfolio investments were categorized as Level 3 as of December 31, 2014 and 2013, except for the one publicly traded equity security which was categorized as Level 2.

       As of December 31, 2014, Main Street's Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Middle Market portfolio investments were categorized as Level 3 as of December 31, 2014. As of December 31, 2013, Main Street's Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value of these investments, observable inputs in the non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, a portion of Main Street's Middle Market portfolio investments were categorized as Level 2 as of December 31, 2013. For those Middle Market portfolio investments for which sufficient observable inputs were not available to determine fair value of the investments, Main Street categorized such investments as Level 3 as of December 31, 2013.

       As of December 31, 2014 and 2013, Main Street's Private Loan portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Private Loan portfolio investments were categorized as Level 3 as of December 31, 2014 and 2013.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       As of December 31, 2013, Main Street's Other Portfolio debt investments consisted of investments in secured debt investments. The fair value determination for Other Portfolio debt investments consisted of observable inputs in non-active markets and, as such, were categorized as Level 2 as of December 31, 2013. There were no Other Portfolio debt investments as of December 31, 2014.

       As of December 31, 2014 and 2013, Main Street's Other Portfolio equity investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street's Other Portfolio equity investments were categorized as Level 3 as of December 31, 2014 and 2013.

       As of December 31, 2014 and 2013, Main Street's Marketable securities and idle funds investments consisted primarily of investments in publicly traded debt and equity investments. The fair value determination for these investments consisted of a combination of observable inputs in active markets for which sufficient observable inputs were available to determine the fair value of these investments. As a result, all of Main Street's Marketable securities and idle funds investments were categorized as Level 1 as of December 31, 2014 and 2013.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

       The following tables provide a summary of the significant unobservable inputs used to fair value Main Street's Level 3 portfolio investments as of December 31, 2014 and 2013:

Type of Investment	Fair Value as of December 31, 2014 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)
Equity investments	$407,569	Discounted cash flow	Weighted average cost of capital	11.4% - 23.4%	13.9%
		Market comparable / Enterprise Value	EBITDA multiple(1)	4.0x - 7.8x(2)	6.4	x
Debt investments	$557,604	Discounted cash flow	Risk adjusted discount factor	7.5% - 15.8%(2)	12.1%
			Expected principal recovery percentage	42.0% - 100.0%	99.3%
Debt investments	$589,677	Market approach	Third party quote	60.1 - 102.3

Total Level 3 investments	$1,554,850

(1)
EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

(2)
Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 4.0x - 17.5x and the range for risk adjusted discount factor is 6.0% - 32.0%.

(3)
Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Type of Investment	Fair Value as of December 31, 2013 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)
Equity investments	$307,322	Discounted cash flow	Weighted average cost of capital	11.1% - 19.0%	14.3%
		Market comparable / Enterprise Value	EBITDA multiple(1)	4.0x - 7.2x(2)	6.0	x
Debt investments	$467,396	Discounted cash flow	Risk adjusted discount factor	6.5% - 26.4%(2)	14.3%
			Expected principal recovery percentage	66.9% - 100.0%	97.8%
Debt investments	$430,172	Market approach	Third party quote	82.3 - 102.9

Total Level 3 investments	$1,204,890

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

       The following tables provide a summary of changes in fair value of Main Street's Level 3 portfolio investments for the years ended December 31, 2014 and 2013 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2013	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments(1)	New Investments(1)	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of December 31, 2014
Debt	$897,568	$55,102	$(525,138)	$753,965	$8,071	$(36,590)	$(5,697)	$1,147,281
Equity	270,764	—	(16,460)	72,289	(5,212)	65,515	5,037	391,933
Equity Warrant	36,558	—	(1,537)	1,080	(13,113)	(7,435)	83	15,636

	$1,204,890	$55,102	$(543,135)	$827,334	$(10,254)	$21,490	$(577)	$1,554,850

(1)
Includes the impact of non-cash conversions.

Type of Investment	Fair Value as of December 31, 2012	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments(1)	New Investments(1)	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of December 31, 2013
Debt	477,272	47,903	(247,820)	635,392	4,128	(21,770)	2,463	897,568
Equity	191,764	—	(6,113)	52,086	(9,003)	40,191	1,839	270,764
Equity Warrant	28,595	314	(2,259)	9,048	(864)	3,357	(1,633)	36,558

	$697,631	$48,217	($256,192)	$696,526	($5,739)	$21,778	$2,669	$1,204,890

(1)
Includes the impact of non-cash conversions.

       As of December 31, 2014 and 2013, the fair value determination for the SBIC debentures recorded at fair value primarily consisted of unobservable inputs. As a result, the SBIC debentures which are recorded at fair value were categorized as Level 3. Main Street determines the fair value of these instruments primarily using a Yield-to-Maturity approach that analyzes the discounted cash flows of interest and principal for each SBIC debenture recorded at fair value based on estimated market interest rates for debt instruments of similar

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

structure, terms, and maturity. Main Street's estimate of the expected repayment date of principal for each SBIC debenture recorded at fair value is the legal maturity date of the instrument.

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

       During 2014, Main Street received an investment grade credit rating of BBB with a stable outlook. This rating was included in our analysis of the estimated market rates which are used as inputs in the valuation of the SBIC debentures and affected the range of these inputs in comparison to previous periods. The following tables provide a summary of the significant unobservable inputs used to fair value Main Street's Level 3 SBIC debentures as of December 31, 2014 and 2013 (amounts in thousands):

Type of Instrument	Fair Value as of December 31, 2014	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC debentures	$72,981	Discounted cash flow	Estimated market interest rates	4.6% - 6.0%	5.3%

Type of Instrument	Fair Value as of December 31, 2013	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC debentures	$62,050	Discounted cash flow	Estimated market interest rates	8.5% - 9.1%	8.9%

       The following tables provide a summary of changes for the Level 3 SBIC debentures recorded at fair value for the years ended December 31, 2014 and 2013 (amounts in thousands):

Type of Instrument	Fair Value as of December 31, 2013	Repayments	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of December 31, 2014
SBIC debentures at fair value	$62,050	$—	$—	$10,931	$72,981

Type of Instrument	Fair Value as of December 31, 2012	Repayments	Net Realized Loss	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of December 31, 2013
SBIC debentures at fair value	$86,467	$(24,800)	$4,775	$—	$(4,392)	$62,050

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       At December 31, 2014 and 2013, Main Street's investments and SBIC debentures at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
At December 31, 2014	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$733,191	$—	$8,480	$724,711
Middle Market portfolio investments	542,688	—	—	542,688
Private Loan portfolio investments	213,015	—	—	213,015
Other Portfolio investments	58,856	—	—	58,856
External Investment Manager	15,580	—	—	15,580

Total portfolio investments	1,563,330	—	8,480	1,554,850
Marketable securities and idle funds investments	9,067	9,067	—	—

Total investments	$1,572,397	$9,067	$8,480	$1,554,850

SBIC debentures at fair value	$72,981	$—	$—	$72,981

		Fair Value Measurements
		(in thousands)
At December 31, 2013	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$659,405	$—	$10,235	$649,170
Middle Market portfolio investments	471,458	—	69,063	402,395
Private Loan portfolio investments	111,463	—	—	111,463
Other Portfolio investments	42,798	—	2,000	40,798
External Investment Manager	1,064	—	—	1,064

Total portfolio investments	1,286,188	—	81,298	1,204,890
Marketable securities and idle funds investments	13,301	13,301	—	—

Total investments	$1,299,489	$13,301	$81,298	$1,204,890

SBIC debentures at fair value	$62,050	$—	$—	$62,050

Investment Portfolio Composition

       Main Street's lower middle market ("LMM") portfolio investments primarily consist of secured debt, equity warrants and direct equity investments in privately held, LMM companies based in the United States. Main Street's LMM portfolio companies generally have annual revenues between $10 million and $150 million, and its LMM investments generally range in size from $5 million to $50 million. The LMM debt investments are typically secured by either a first or second priority lien on the assets of the portfolio company, primarily bear interest at fixed rates, and generally have a term of between five and seven years from the original investment date. In most LMM portfolio investments, Main Street receives nominally priced equity warrants and/or makes direct equity investments in connection with a debt investment.

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

       Main Street's external asset management business is conducted through its External Investment Manager. Main Street has entered into an agreement to provide the External Investment Manager with asset management service support in connection with its asset management business generally, and specifically for its relationship with HMS Income Fund, Inc. ("HMS Income"). Through this agreement, Main Street provides management and other services to the External Investment Manager, as well as access to Main Street's employees, infrastructure, business relationships, management expertise and capital raising capabilities. In the first quarter of 2014, Main Street began charging the External Investment Manager for these services. Main Street's total expenses for the year ended December 31, 2014 are net of expenses of $2.0 million charged to the External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed.

       Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the years ended December 31, 2014, 2013 and 2012, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

       As of December 31, 2014, Main Street had debt and equity investments in 66 LMM portfolio companies with an aggregate fair value of approximately $733.2 million, with a total cost basis of approximately $599.4 million, and a weighted average annual effective yield on Main Street's LMM debt investments of approximately 13.2%. As of December 31, 2014, approximately 72% of Main Street's total LMM portfolio investments at cost were in the form of debt investments and approximately 90% of such debt investments at cost were secured by first priority liens on the assets of Main Street's LMM portfolio companies. At December 31, 2014, Main Street had equity ownership in approximately 95% of its LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 35%. As of December 31, 2013, Main Street had debt and equity investments in 62 LMM portfolio companies with an aggregate fair value of approximately $659.4 million, with a total cost basis of approximately $543.3 million and a weighted average annual effective yield on its LMM debt investments of

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately 14.7%. As of December 31, 2013, approximately 76% of Main Street's total LMM portfolio investments at cost were in the form of debt investments and approximately 86% of such debt investments at cost were secured by first priority liens on the assets of Main Street's LMM portfolio companies. At December 31, 2013, Main Street had equity ownership in approximately 94% of its LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 33%. The weighted average annual yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2014 and 2013, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status.

       As of December 31, 2014, Main Street had Middle Market portfolio investments in 86 companies, collectively totaling approximately $542.7 million in fair value with a total cost basis of approximately $561.8 million. The weighted average EBITDA for the 86 Middle Market portfolio companies was approximately $77.2 million as of December 31, 2014. As of December 31, 2014, substantially all of Main Street's Middle Market portfolio investments were in the form of debt investments and approximately 85% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on Main Street's Middle Market portfolio debt investments was approximately 7.8% as of December 31, 2014. As of December 31, 2013, Main Street had Middle Market portfolio investments in 92 companies collectively totaling approximately $471.5 million in fair value with a total cost basis of approximately $468.3 million. The weighted average EBITDA for the 92 Middle Market portfolio companies was approximately $79.0 million as of December 31, 2013. As of December 31, 2013, substantially all of its Middle Market portfolio investments were in the form of debt investments and approximately 92% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on Main Street's Middle Market portfolio debt investments was approximately 7.8% as of December 31, 2013. The weighted average annual yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2014 and 2013, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status.

       As of December 31, 2014, Main Street had Private Loan portfolio investments in 31 companies, collectively totaling approximately $213.0 million in fair value with a total cost basis of approximately $224.0 million. The weighted average EBITDA for the 31 Private Loan portfolio companies was approximately $18.1 million as of December 31, 2014. As of December 31, 2014, approximately 96% of Main Street's Private Loan portfolio investments were in the form of debt investments and approximately 88% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on Main Street's Private Loan portfolio debt investments was approximately 10.1% as of December 31, 2014. As of December 31, 2013, Main Street had Private Loan portfolio investments in 15 companies, collectively totaling approximately $111.5 million in fair value with a total cost basis of approximately $111.3 million. The weighted average EBITDA for the 15 Private Loan portfolio companies was approximately $18.4 million as of December 31, 2013. As of December 31, 2013, approximately 95% of its Private Loan portfolio investments were in the form of debt investments and approximately 98% of such debt investments at cost were secured by first priority liens on portfolio company assets. The weighted average annual effective yield on Main Street's Private Loan portfolio debt investments was approximately 11.3% as of December 31, 2013. The weighted average annual yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2014 and 2013, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       As of December 31, 2014, Main Street had Other Portfolio investments in six companies, collectively totaling approximately $58.9 million in fair value and approximately $56.2 million in cost basis and which comprised approximately 3.8% of Main Street's Investment Portfolio at fair value as of December 31, 2014. As of December 31, 2013, Main Street had Other Portfolio investments in six companies, collectively totaling approximately $42.8 million in fair value and approximately $40.1 million in cost basis and which comprised approximately 3.3% of Main Street's Investment Portfolio at fair value as of December 31, 2013.

       As discussed further in Note A.1., Main Street holds an investment in the External Investment Manager, a wholly owned subsidiary that is treated as a portfolio investment. As of December 31, 2014, there was no cost basis in this investment and the investment had a fair value of $15.6 million, which comprised 1.0% of Main Street's Investment Portfolio at fair value. As of December 31, 2013, there was no cost basis in this investment and the investment had a fair value of $1.1 million, which comprised 0.1% of Main Street's Investment Portfolio at fair value.

       The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of December 31, 2014 and 2013 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	December 31, 2014	December 31, 2013
First lien debt	75.7%	79.0%
Equity	11.6%	10.4%
Second lien debt	10.0%	8.4%
Equity warrants	1.5%	1.9%
Other	1.2%	0.3%

	100.0%	100.0%

Fair Value:	December 31, 2014	December 31, 2013
First lien debt	66.9%	69.9%
Equity	21.9%	19.3%
Second lien debt	9.2%	7.6%
Equity warrants	1.0%	2.9%
Other	1.0%	0.3%

	100.0%	100.0%

       The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of December 31, 2014 and 2013 (this information excludes the Other Portfolio investments and the External

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	December 31, 2014	December 31, 2013
Southwest	29.6%	27.8%
Northeast	19.9%	18.0%
West	18.7%	19.1%
Southeast	15.4%	15.6%
Midwest	13.5%	15.4%
Canada	0.7%	1.2%
Other Non-United States	2.2%	2.9%

	100.0%	100.0%

Fair Value:	December 31, 2014	December 31, 2013
Southwest	33.7%	30.9%
West	20.4%	20.1%
Northeast	18.3%	17.6%
Midwest	12.7%	15.0%
Southeast	12.4%	12.6%
Canada	0.6%	1.1%
Other Non-United States	1.9%	2.7%

	100.0%	100.0%

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2014 and 2013 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	December 31, 2014	December 31, 2013
Media	8.3%	7.8%
Energy Equipment & Services	8.3%	10.7%
Machinery	6.5%	3.3%
IT Services	5.9%	6.1%
Hotels, Restaurants & Leisure	5.6%	5.8%
Software	5.4%	3.8%
Construction & Engineering	5.3%	4.1%
Health Care Providers & Services	4.9%	5.8%
Specialty Retail	4.7%	7.2%
Diversified Telecommunication Services	4.0%	3.3%
Electronic Equipment, Instruments & Components	3.0%	2.3%
Diversified Consumer Services	2.9%	2.4%
Oil, Gas & Consumable Fuels	2.5%	3.2%
Auto Components	2.3%	1.6%
Health Care Equipment & Supplies	2.1%	1.2%
Internet Software & Services	1.9%	2.5%
Road & Rail	1.8%	2.7%
Food Products	1.8%	0.9%
Pharmaceuticals	1.8%	0.6%
Textiles, Apparel & Luxury Goods	1.3%	1.6%
Chemicals	1.3%	1.3%
Aerospace & Defense	1.2%	0.8%
Trading Companies & Distributors	1.2%	1.5%
Professional Services	1.1%	1.4%
Building Products	1.1%	1.4%
Commercial Services & Supplies	1.0%	5.1%
Distributors	1.0%	0.0%
Diversified Financial Services	1.0%	0.4%
Containers & Packaging	0.9%	1.0%
Consumer Finance	0.9%	1.1%
Other(1)	9.0%	9.1%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value:	December 31, 2014	December 31, 2013
Machinery	8.1%	5.3%
Energy Equipment & Services	7.9%	10.2%
Media	7.7%	7.6%
Hotels, Restaurants & Leisure	5.6%	5.6%
Construction & Engineering	5.5%	4.6%
Software	5.5%	4.0%
IT Services	5.4%	5.6%
Specialty Retail	4.9%	6.5%
Diversified Consumer Services	4.4%	3.9%
Health Care Providers & Services	4.4%	5.6%
Diversified Telecommunication Services	3.8%	3.6%
Electronic Equipment, Instruments & Components	2.5%	2.4%
Auto Components	2.5%	1.5%
Internet Software & Services	2.3%	2.9%
Road & Rail	2.3%	3.0%
Oil, Gas & Consumable Fuels	1.9%	2.9%
Health Care Equipment & Supplies	1.9%	1.0%
Pharmaceuticals	1.7%	0.6%
Food Products	1.6%	0.8%
Paper & Forest Products	1.2%	1.3%
Textiles, Apparel & Luxury Goods	1.2%	1.4%
Chemicals	1.2%	1.2%
Aerospace & Defense	1.1%	0.7%
Trading Companies & Distributors	1.1%	1.3%
Commercial Services & Supplies	1.0%	4.6%
Professional Services	1.0%	1.2%
Distributors	1.0%	0.0%
Diversified Financial Services	1.0%	0.4%
Building Products	0.9%	1.0%
Other(1)	9.4%	9.3%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

       At December 31, 2014 and 2013, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

NOTE D — WHOLLY OWNED INVESTMENT MANAGERS

  External Investment Manager

       As discussed further above in Note A.1., the External Investment Manager provides investment management and other services to External Parties. The External Investment Manager is accounted for as a portfolio investment of MSCC since the External Investment Manager conducts all of its investment

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management activities for parties outside of MSCC and its consolidated subsidiaries or their portfolio companies.

       During May 2012, Main Street entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income Fund, Inc. ("HMS Income"), a non publicly-traded BDC whose registration statement on Form N-2 was declared effective by the SEC in June 2012, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow it to own a registered investment adviser, Main Street assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on MSCC's ability to meet the source-of-income requirement necessary for it to maintain its RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. However, Main Street and the External Investment Manager agreed to waive all such fees from the effective date of HMS Income's registration statement on Form N-2 through December 31, 2013. As a result, as of December 31, 2013, neither Main Street nor the External Investment Manager had received any base management fee or incentive fees under the investment sub-advisory agreement and neither was due any unpaid compensation for any base management fee or incentive fees under the investment sub-advisory agreement through December 31, 2013. The External Investment Manager has not waived the base management fees or incentive fees after December 31, 2013 and, as a result, began accruing such fees on January 1, 2014. During the year ended December 31, 2014, the External Investment Manager earned $2.8 million of management fees under the sub-advisory agreement with HMS Adviser.

       The investment in the External Investment Manager is accounted for using fair value accounting, with the fair value determined by Main Street and approved, in good faith, by Main Street's Board of Directors. Main Street determines the fair value of the External Investment Manager using the Waterfall valuation method under the market approach (see further discussion in Note B.1.). Any change in fair value of the investment in the External Investment Manager is recognized on Main Street's statement of operations in "Net Change in Unrealized Appreciation (Depreciation) — Portfolio investments".

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

       The Internal Investment Manager provides services to the External Investment Manager and charges the expenses necessary to perform these services to the External Investment Manager generally based on a combination of the direct time spent, new investment origination activity and assets under management, depending on the nature of the expense. For the year ended December 31, 2014, the Internal Investment Manager charged $2.0 million of total expenses to the External Investment Manager.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       Summarized financial information from the separate financial statements of the External Investment Manager as of December 31, 2014 and 2013 and for the year ended December 31, 2014 is as follows:

	As of December 31,	As of December 31,
	2014	2013
	(in thousands)	(in thousands)
Cash	$130	$—
Accounts receivable — HMS Income	1,120	—

Total assets	$1,250	$—

Accounts Payable to Internal Investment Manager	$699	$—
Dividend payable to MSCC	253	—
Taxes Payable	298	—
Equity	—	—

Total liabilities and equity	$1,250	$—

Year Ended Ended December 31,
2014
(in thousands)
Management fee income	$2,795
Expenses allocated from Internal Investment Manager:
Salaries, share-based compensation and other personnel costs	(1,479)
Other G&A expenses	(569)

Total allocated expenses	(2,048)
Other direct G&A expenses	(2)

Total expenses	(2,050)

Pre-tax income	745
Tax expense	(298)

Net income	$447

  Internal Investment Manager

       The Internal Investment Manager is a wholly owned subsidiary of MSCC. However, through March 31, 2013, the Internal Investment Manager was accounted for as a portfolio investment since the Internal Investment Manager is not an investment company and since it had historically conducted a significant portion of its investment management activities for parties outside of MSCC and its consolidated subsidiaries or its portfolio companies. Effective April 1, 2013, the Internal Investment Manager was consolidated prospectively as the controlled operating subsidiary is considered to be providing substantially all of its services directly or indirectly to Main Street and its consolidated subsidiaries or their portfolio companies.

       The Internal Investment Manager receives recurring investment management and other fees, in addition to a reimbursement of certain expenses, from MSCC and certain direct and indirect wholly owned subsidiaries of MSCC. Through March 31, 2013, the Internal Investment Manager also received certain management, consulting and advisory fees for providing these services to third parties.

       As of March 31, 2013 (the last date the Internal Investment Manager was considered to be a portfolio investment for accounting purposes), the fair value of the investment in the Internal Investment Manager was zero. Beginning April 1, 2013, the Internal Investment Manager was fully consolidated with MSCC and its

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       Summarized financial information from the separate income statement of the Internal Investment Manager through March 31, 2013 is as follows:

	Three Months Ended March 31,	Year Ended December 31,
	2013	2012
	(in thousands)
	(Unaudited)
Management fee income from MSC II	$776	$2,584
Other management advisory fees	—	283

Total income	776	2,867
Salaries, benefits and other personnel costs	(2,731)	(9,230)
Occupancy expense	(108)	(340)
Professional expenses	(77)	(129)
Amortization expense — intangible asset	(340)	(1,289)
Other expenses	(273)	(1,253)
Expense reimbursement from MSCC	2,413	8,085

Total net expenses	(1,116)	(4,156)

Net Loss	$(340)	$(1,289)

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

       The following unaudited supplemental pro forma information has been provided for illustrative purposes only to show the effects on the individual line items in Main Street's consolidated statements of operations affected for these periods prior to consolidation of the Internal Investment Manager. Future results may vary significantly from the results reflected in the following pro forma financial information because of future events and transactions, as well as other factors. No per share amounts are shown as the consolidation of the Internal Investment Manager would not have changed any per share results. The following pro-forma

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

information has been provided for years ended December 31, 2013 and 2012 as if the Internal Investment Manager had been consolidated as of the beginning of each period presented.

	Year Ended December 31,
	2013	2012
	(Pro-forma(1), in thousands)
Compensation	(11,291)	(9,230)
General and administrative	(5,335)	(3,769)
Expenses reimbursed to affiliated Internal Investment Manager	—	—
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS ATTRIBUTABLE TO COMMON STOCK	$96,855	$104,643

(1)
Represents pro-forma information for the three months ended March 31, 2013 and actual information for the period from April 1, 2013 through December 31, 2013.

NOTE E — DEFERRED FINANCING COSTS

       Deferred financing costs balances as of December 31, 2014 and 2013 are as follows (amounts in thousands):

	As of December 31,
	2014	2013
Credit Facility Fees	$7,208	$5,366
SBIC debenture leverage fees	5,000	4,399
4.50% Notes	3,668	—
6.125% Notes	3,088	3,088
SBIC debenture commitment fees	2,048	1,800

Subtotal	21,012	14,653
Accumulated amortization	(6,462)	(4,722)

Net deferred financing costs balance	$14,550	$9,931

       Estimated aggregate amortization expense for each of the five years succeeding December 31, 2014 and thereafter is as follows (amounts in thousands):

Years Ended December 31,	Estimated Amortization
2015	$2,516
2016	$2,516
2017	$2,516
2018	$2,516
2019	$2,208
2020 and thereafter	$2,278

NOTE F — SBIC DEBENTURES

       SBIC debentures payable at December 31, 2014 and 2013 were $225.0 million and $200.2 million, respectively. SBIC debentures provide for interest to be paid semi-annually, with principal due at the applicable 10-year maturity date of each debenture. The weighted average annual interest rate on the SBIC debentures as of December 31, 2014 and 2013 was 4.2% and 3.8%, respectively. Main Street issued

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$24.8 million of new SBIC debentures under the SBIC program in 2014 to reach the regulatory maximum amount of $225.0 million. The first principal maturity due under the existing SBIC debentures is in 2017, and the remaining weighted average duration as of December 31, 2014 was approximately 6.6 years. For the years ended December 31, 2014, 2013 and 2012, Main Street recognized interest expense attributable to the SBIC debentures of $9.5 million, $10.3 million and $11.4 million, respectively. Main Street has incurred upfront leverage and other miscellaneous fees of approximately 3.4% of the debenture principal amount. In accordance with SBA regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA. The Funds are subject to annual compliance examinations by the SBA. There have been no historical findings resulting from these examinations.

       As of December 31, 2014, the recorded value of the SBIC debentures was $222.8 million which consisted of (i) $73.0 million recorded at fair value, or $2.2 million less than the $75.2 million face value of the SBIC debentures held in MSC II, and (ii) $149.8 million reported at face value and held in MSMF. As of December 31, 2014, if Main Street had adopted the fair value option under ASC 825 for all of its SBIC debentures, Main Street estimates the fair value of its SBIC debentures would be approximately $192.4 million or $32.6 million less than the $225.0 million face value of the SBIC debentures.

       The maturity dates and fixed interest rates for Main Street's SBIC Debentures as of December 31, 2014 and 2013 are summarized in the following table:

Maturity Date	Fixed Interest Rate	December 31, 2014	December 31, 2013
9/1/2017	6.43%	15,000,000	15,000,000
3/1/2018	6.38%	10,200,000	10,200,000
9/1/2019	4.95%	20,000,000	20,000,000
3/1/2020	4.51%	10,000,000	10,000,000
9/1/2020	3.50%	35,000,000	35,000,000
9/1/2020	3.93%	10,000,000	10,000,000
3/1/2021	4.37%	10,000,000	10,000,000
3/1/2021	4.60%	20,000,000	20,000,000
9/1/2021	3.39%	10,000,000	10,000,000
9/1/2022	2.53%	5,000,000	5,000,000
3/1/2023	3.16%	16,000,000	16,000,000
3/1/2024	3.95%	8,000,000	8,000,000
3/1/2024	3.95%	12,000,000	12,000,000
3/1/2024	3.95%	11,400,000	11,400,000
3/1/2024	3.95%	7,600,000	7,600,000
3/1/2024	3.55%	24,800,000	—

Ending Balance		225,000,000	200,200,000

NOTE G — CREDIT FACILITY

       Main Street maintains the Credit Facility to provide additional liquidity to support its investment and operational activities. The Credit Facility was amended during 2014 to increase the total commitments from $445.0 million to $572.5 million, decrease the interest rate subject to Main Street maintaining an investment grade rating, increase the diversified group of lenders to fifteen lenders and extend the final maturity by one year to September 2019. The amended Credit Facility also contains an upsized accordion feature which allows Main Street to increase the total commitments under the facility up to $650.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       Borrowings under the Credit Facility bear interest, subject to Main Street's election, on a per annum basis equal to (i) the applicable LIBOR rate (0.16% as of December 31, 2014) plus 2.00%, as long as Main Street maintains an investment grade rating (or 2.25% if Main Street does not maintain an investment grade rating) or (ii) the applicable base rate (Prime Rate of 3.25% as of December 31, 2014) plus 1.00%, as long as Main Street maintains an investment grade rating (or 1.25% if Main Street does not maintain an investment grade rating). Main Street pays unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership and assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio of at least 1.5 to 1.0, and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2019, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval.

       At December 31, 2014, Main Street had $218.0 million in borrowings outstanding under the Credit Facility. Main Street recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs, of $6.9 million, $5.6 million and $4.2 million, respectively, for the years ended December 31, 2014, 2013 and 2012. As of December 31, 2014, the interest rate on the Credit Facility was 2.16%, and Main Street was in compliance with all financial covenants of the Credit Facility.

NOTE H — NOTES

  6.125% Notes

       In April 2013, Main Street issued $92.0 million, including the underwriters full exercise of their option to purchase additional principal amounts to cover over-allotments, in aggregate principal amount of 6.125% Notes due 2023 (the "6.125% Notes"). The 6.125% Notes are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 6.125% Notes; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 6.125% Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at Main Street's option on or after April 1, 2018. The 6.125% Notes bear interest at a rate of 6.125% per year payable quarterly on January 1, April 1, July 1 and October 1 of each year. The total net proceeds to Main Street from the 6.125% Notes, after underwriting discounts and estimated offering expenses payable by Main Street, were approximately $89.0 million. Main Street has listed the 6.125% Notes on the New York Stock Exchange under the trading symbol "MSCA". Main Street may from time to time repurchase the 6.125% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of December 31, 2014, the outstanding balance of the 6.125% Notes was $90.8 million. Main Street recognized interest expense related to the 6.125% Notes, including amortization of deferred loan costs, of $5.9 million and $4.4 million for each of the years ended December 31, 2014 and 2013, respectively.

       The indenture governing the 6.125% Notes (the "6.125% Notes Indenture") contains certain covenants, including covenants requiring Main Street's compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 6.125% Notes and the Trustee if Main Street ceases to be subject to the reporting requirements of the Securities

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 6.125% Notes Indenture.

  4.50% Notes

       In November 2014, Main Street issued $175.0 million in aggregate principal amount of 4.50% unsecured notes due 2019 (the "4.50% Notes") at an issue price of 99.53%. The 4.50% Notes are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 4.50% Notes; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes mature on December 1, 2019, and may be redeemed in whole or in part at any time at our option subject to certain make whole provisions. The 4.50% Notes bear interest at a rate of 4.50% per year payable semi-annually on June 1 and December 1 of each year. The total net proceeds from the 4.50% Notes, resulting from the issue price and after underwriting discounts and estimated offering expenses payable by us, were approximately $171.2 million. Main Street may from time to time repurchase the 4.50% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of December 31, 2014, the outstanding balance of the 4.50% Notes was $175.0 million. Main Street recognized interest expense related to the 4.50% Notes, including amortization of deferred loan costs, of $1.3 million for the year ended December 31, 2014.

       The indenture governing the 4.50% Notes (the "4.50% Notes Indenture") contains certain covenants, including covenants requiring Main Street's compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 4.50% Notes and the Trustee if Main Street ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 4.50% Notes Indenture.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE I — FINANCIAL HIGHLIGHTS

	Twelve Months Ended December 31,
Per Share Data:	2014	2013	2012	2011	2010
NAV at the beginning of the period	$19.89	$18.59	$15.19	$13.06	$11.96
Net investment income(1)(3)	2.20	2.06	2.01	1.69	1.16
Net realized gain (loss)(1)(2)(3)	0.53	0.07	0.55	0.11	(0.17)
Net change in unrealized appreciation (depreciation)(1)(2)(3)	(0.27)	0.52	1.34	1.23	1.14
Income tax provision(1)(2)(3)	(0.15)	—	(0.37)	(0.27)	(0.05)
Bargain purchase gain(1)	—	—	—	—	0.30

Net increase in net assets resulting from operations(1)(3)	2.31	2.65	3.53	2.76	2.38
Dividends paid to stockholders from net investment income	(2.17)	(2.29)	(1.17)	(1.46)	(1.39)
Dividends paid to stockholders from realized gains/losses	(0.38)	(0.37)	(0.54)	(0.10)	(0.11)

Total dividends paid	(2.55)	(2.66)	(1.71)	(1.56)	(1.50)
Impact of the net change in monthly dividends declared prior to the end of the period and paid in the subsequent period	(0.01)	(0.02)	(0.02)	(0.14)	—
Accretive effect of public stock offerings (issuing shares above NAV per share)	1.07	1.13	1.33	0.74	0.49
Accretive effect of Exchange Offer	—	—	—	—	0.22
Adjustment to investment in Internal Investment Manager in connection with Exchange Offer Transactions	—	—	—	—	(0.73)
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.12	0.13	0.07	0.05	0.08
Other(4)	0.02	0.07	0.20	0.28	0.16

NAV at the end of the period	$20.85	$19.89	$18.59	$15.19	$13.06

Market value at the end of the period	$29.24	$32.69	$30.51	$21.24	$18.19
Shares outstanding at the end of the period	45,079,150	39,852,604	34,589,484	26,714,384	18,797,444

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Twelve Months Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except percentages)
NAV at end of period	$939,982	$792,533	$642,976	$405,711	$245,535
Average net asset value	$885,568	$706,056	$512,156	$327,386	$195,785
Average outstanding debt	$575,524	$444,331	$322,154	$277,692	$158,563
Ratio of total expenses, including income tax expense, to average net asset value(1)(2)	5.82%	5.82%	8.18%	9.82%	8.81%
Ratio of operating expenses to average net asset value(1)	5.11%	5.82%	6.07%	7.96%	8.34%
Ratio of operating expenses, excluding interest expense, to average net asset value(1)	2.44%	2.95%	3.03%	4.01%	3.98%
Ratio of net investment income to average net asset value(1)	10.79%	10.68%	11.57%	11.76%	9.65%
Portfolio turnover ratio	35.71%	36.10%	56.22%	30.82%	26.71%
Total investment return(3)	–3.09%	16.68%	53.60%	26.95%	23.97%
Total return based on change in net asset value(4)	12.71%	15.06%	25.73%	25.64%	26.11%

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

NOTE J — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

       During 2014, Main Street paid supplemental dividends of $0.275 per share in each of June and December 2014, regular monthly dividends of $0.165 per share for each month of January through September 2014 and regular monthly dividends of $0.170 per share for each month of October through December 2014, with such dividends totaling $110.9 million, or $2.545 per share. The 2014 regular monthly dividends, which total $86.2 million, or $2.00 per share, represent a 7.3% increase from the monthly dividends paid per share for the year ended 2013. For tax purposes, the 2014 dividends, which included the effects of accrued dividends, total $2.55 per share and were comprised of (i) ordinary income totaling approximately $2.083 per share, (ii) long term capital gain totaling approximately $0.419 per share, and (iii) qualified dividend income totaling approximately $0.048 per share. As of December 31 2014, Main Street estimates that it has generated undistributed taxable income of approximately $46.3 million, or $1.03 per share, that will be carried forward toward distributions to be paid in 2015. For the years ended December 31, 2013 and 2012, Main Street paid total monthly dividends of approximately $96.8 million, or $2.66 per share, and $49.6 million, or $1.71 per share, respectively.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       Ordinary dividend distributions from a RIC do not qualify for the reduced maximum tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for dividends will generally include both ordinary income and capital gains but may also include qualified dividends or return of capital. The tax character of distributions paid for the years ended December 31, 2014, 2013 and 2012 was as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Ordinary income(1)	$91,369	$68,630	$28,440
Qualified dividends	2,106	17,058	1,663
Distributions of long term capital gains	18,502	12,507	21,073

Distributions	$111,977	$98,195	$51,176

(1)
The year ended December 31, 2014 includes $1.2 million that was reported as compensation for services for tax purposes in accordance with Section 83 of the Code.

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

       Listed below is a reconciliation of "Net increase in net assets resulting from operations" to taxable income and to total distributions declared to common stockholders for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013	2012
	(estimated, amounts in thousands)
Net increase in net assets resulting from operations	$100,748	$96,855	$104,444
Share-based compensation expense	4,215	4,210	2,565
Net realized income allocated to noncontrolling interest	—	—	(65)
Net change in unrealized appreciation (depreciation)	11,707	(18,895)	(39,460)
Income tax provision (benefit)	6,287	(35)	10,820
Pre-tax book (income) loss not consolidated for tax purposes(1)	(7,721)	(437)	(2,187)
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	(1,667)	9,128	11,540

Estimated taxable income(2)	113,569	90,826	87,657
Taxable income earned in prior year and carried forward for distribution in current year	37,046	44,415	7,934
Taxable income earned prior to period end and carried forward for distribution next period	(46,301)	(43,622)	(49,603)
Dividend payable as of period end and paid in the following period	7,663	6,576	5,188

Total distributions accrued or paid to common stockholders	$111,977	$98,195	$51,176

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

       The Internal Investment Manager currently provides investment management and other services to MSCC and its subsidiaries and receives fee income for such services. In addition, it gets reimbursed for the expenses it charges to the External Investment Manager (see further discussion of the Investment Managers in Note D). Beginning April 1, 2013, the Internal Investment Manager is included in Main Street's consolidated financial statements and reflected as a consolidated subsidiary. The Internal Investment Manager has elected, for tax purposes, to be treated as a taxable entity and is not consolidated with Main Street for income tax purposes and as a result may generate income tax expense, or benefit, and tax assets and liabilities, as a result of its activities.

       The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries and the Internal Investment Manager, if any, are reflected in Main Street's Consolidated Statement of Operations. Main Street's provision for income taxes was comprised of the following for the years ended December 31, 2014, 2013 and 2012 (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
Current tax expense:
Federal	$734	$1,153	$168
State	847	591	1,059

Total current tax expense	1,581	1,744	1,227
Deferred tax expense (benefit):
Federal	2,515	(2,822)	7,828
State	759	(769)	174

Total deferred tax expense (benefit)	3,274	(3,591)	8,002
Excise tax	1,432	1,812	1,591

Total income tax provision (benefit)	$6,287	$(35)	$10,820

       As of December 31, 2014, the cost of investments for federal income tax purposes was $1.5 billion, with such investments having a gross unrealized appreciation of $201.5 million and gross unrealized depreciation of $92.2 million.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       The net deferred tax liability at December 31, 2014 and 2013 was $9.2 million and $5.9 million, respectively, primarily related to timing differences from net unrealized appreciation of portfolio investments held by the Taxable Subsidiaries, partially offset by net loss carryforwards (primarily resulting from historical realized losses on portfolio investments held by the Taxable Subsidiaries and the operating activities of the Internal Investment Manager), basis differences of portfolio investments held by the Taxable Subsidiaries which are "pass through" entities for tax purposes and excess deductions resulting from the restricted stock plans (see further discussion in Note M). During the year ended December 31, 2013, capital loss carryforwards totaling approximately $2.8 million were fully utilized. Due to the consolidation of the Internal Investment Manager (see further discussion in Note D) on April 1, 2013, the Company recorded a deferred tax asset of $2.2 million through additional paid-in capital relating to the prior periods through March 31, 2013.

       In accordance with the realization requirements of ASC 718, Compensation — Stock Compensation, Main Street uses tax law ordering when determining when tax benefits related to equity compensation greater than equity compensation recognized for financial reporting should be realized. For the years ended December 31, 2014 and 2013, Main Street realized a $1.0 million and $0.6 million, respectively, increase to paid-in-capital due to tax deductions related to equity compensation greater than equity compensation recognized for financial reporting. Additional paid-in capital increases of $1.8 million will be recognized in future periods when such tax benefits are ultimately realized by reducing taxes payable.

       Management believes that the realization of the deferred tax assets is more likely than not based on expectations as to future taxable income and scheduled reversals of temporary differences. Accordingly, Main Street did not record a valuation allowance related to its deferred tax assets at December 31, 2014 and 2013. The following table sets forth the significant components of net deferred tax assets and liabilities as of December 31, 2014 and 2013 (amounts in thousands):

	Year Ended December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$11,066	$13,417
Net basis differences in portfolio investments	657	115

Total deferred tax assets	11,723	13,532

Deferred tax liabilities:
Net unrealized appreciation of portfolio investments	(20,820)	(19,465)
Other	(117)	(7)

Total deferred tax liabilities	(20,937)	(19,472)

Total net deferred tax assets (liabilities)	$(9,214)	$(5,940)

       For federal income tax purposes, the net loss carryforwards expire in various years from 2029 through 2034. The timing and manner in which Main Street will utilize any net loss carryforwards in any year, or in total, may be limited in the future under the provisions of the Code.

NOTE K — COMMON STOCK

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

       For the year ended December 31, 2014, $17.4 million of the total $110.9 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 468,417 newly issued shares and with the purchase of 85,754 shares of common stock in the open market. For the year ended December 31, 2013, $17.5 million of the total $96.8 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 433,218 newly issued shares and with the purchase of 134,659 shares of common stock in the open market. For the year ended December 31, 2012, $10.4 million of the total $49.6 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 349,960 newly issued shares and with the purchase of 63,416 shares of common stock in the open market. The shares disclosed above relate only to Main Street's DRIP and exclude any activity related to broker-managed dividend reinvestment plans.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       Main Street's Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2008 Equity Incentive Plan. These shares generally vest over a four-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street's Board of Directors, net of shares forfeited, and the remaining shares of restricted stock available for issuance as of December 31, 2014.

Restricted stock authorized under the plan	2,000,000
Less net restricted stock (granted)/forfeited on:
July 1, 2008	(245,645)
July 1, 2009	(98,993	)(1)
July 1, 2010	(149,357)
June 20, 2011	(116,909	)(1)
June 20, 2012	(130,196	)(1)
Quarter ended December 31, 2012	(12,476)
Quarter ended March 31, 2013	(725	)(1)
Quarter ended June 30, 2013	(236,852	)(1)
Quarter ended September 30, 2013	(12,688	)(1)
Quarter ended December 31, 2013	(61	)(1)
Quarter ended March 31, 2014	(397)
Quarter ended June 30, 2014	(209,130	)(1)
Quarter ended September 30, 2014	(13,570)

Restricted stock available for issuance as of December 31, 2014	773,001

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

Restricted stock authorized under the plan	200,000
Less restricted stock granted on:
July 1, 2008	(20,000)
July 1, 2009	(8,512)
July 1, 2010	(7,920)
June 20, 2011	(6,584)
August 3, 2011	(1,658)
June 20, 2012	(5,060)
June 13, 2013	(4,304)
August 6, 2013	(980)
May 29, 2014	(4,775)

Restricted stock available for issuance as of December 31, 2014	140,207

       For the years ended December 31, 2014, 2013 and 2012, Main Street recognized total share-based compensation expense of $4.2 million, $4.2 million and $2.6 million, respectively, related to the restricted stock issued to Main Street employees and independent directors. In August 2013, the Board accelerated the vesting of all of the unvested shares of restricted stock previously granted to and held by Main Street's retiring Executive Vice-Chairman under the 2008 Equity Incentive Plan. The accelerated vesting of these

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

55,597 shares resulted in share-based compensation expense of $1.3 million during the year ended December 31, 2013. Excluding the expense associated with the accelerated vesting of these shares, the total share-based compensation expense for the year ended December 31, 2013 was $2.9 million. As of December 31, 2014, there was $10.9 million of total unrecognized compensation expense related to Main Street's non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 2.8 years as of December 31, 2014.

NOTE N — COMMITMENTS AND CONTINGENCIES

       At December 31, 2014, Main Street had a total of $131.4 million in outstanding commitments comprised of (i) 26 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) six investments with capital commitments that had not been fully called.

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

NOTE O — SELECTED QUARTERLY DATA (UNAUDITED)

	2014
	(amounts in thousands)
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total investment income	$30,776	$34,877	$36,351	$38,759
Net investment income	$20,739	$23,578	$24,887	$26,332
Net increase in net assets resulting from operations	$27,234	$29,950	$21,569	$21,995
Net investment income per share-basic and diluted	$0.52	$0.53	$0.55	$0.59
Net increase in net assets resulting from operations per share-basic and diluted	$0.68	$0.68	$0.48	$0.49

	2013
	(amounts in thousands)
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total investment income	$25,644	$27,800	$29,659	$33,394
Net investment income	$17,283	$17,833	$17,477	$22,830
Net increase in net assets resulting from operations	$23,629	$24,004	$28,054	$21,168
Net investment income per share-basic and diluted	$0.50	$0.51	$0.47	$0.57
Net increase in net assets resulting from operations share-basic and diluted	$0.68	$0.69	$0.76	$0.53

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2012
	(amounts in thousands)
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

NOTE P — RELATED PARTY TRANSACTIONS

       As discussed further above, the External Investment Manager is treated as a wholly owned portfolio company of Main Street and is included as part of our Investment Portfolio. At December 31, 2014, Main Street had a receivable of $1.0 million due from the External Investment Manager which included approximately $0.7 million related to operating expenses incurred by the Internal Investment Manager required to support the External Investment Manager's business, along with dividends declared but not paid by the External Investment Manager of approximately $0.3 million.

       In June 2013, Main Street adopted a deferred compensation plan for the non-employee members of its board of directors, which allows the directors at their option to defer all or a portion of the fees paid for their services as directors and have such deferred fees paid in shares of Main Street common stock within 90 days following the termination of a participant's service as a director. As of December 31, 2014, $0.6 million of directors' fees had been deferred under this plan. These deferred fees represented 18,672 shares of Main Street common shares. These shares will not be issued or included as outstanding on the consolidated statement of changes in net assets until each applicable participant's end of service as a director, but are included in operating expenses and weighted average shares outstanding on Main Street's consolidated statement of operations as earned.

NOTE Q — SUBSEQUENT EVENTS

       In January 2015, Main Street led a new portfolio investment totaling $45.0 million of invested capital in Volusion, LLC ("Volusion"), with Main Street funding $31.5 million of the investment. The proceeds of the investment were used to provide capital to fund Volusion's near-term growth opportunities. Main Street's investment in Volusion included a combination of first-lien, senior secured term debt with equity warrant participation and a direct equity investment. In addition, Main Street and its co-investor are providing Volusion a commitment for up to $10.0 million of additional capital to support its future growth opportunities. Headquartered in Austin, Texas, and founded in 1999, Volusion provides an online software-as-a-service solution for its customers' e-Commerce stores and activities.

       In January 2015, Main Street participated in a new portfolio investment totaling $24.0 million of invested capital in Berry Aviation, Inc. ("Berry"), with its portion of the funding being $6.4 million, and including $6.0 million of secured subordinated term debt and a $0.4 million equity investment for a minority equity ownership position in Berry. Main Street and its co-investors partnered to facilitate a minority recapitalization of Berry and to support its growth initiatives. Headquartered in San Marcos, Texas, Berry is a full service aviation business that provides air carrier and concierge services to both private sector and public clients, including the United States Department of Defense ("U.S. DOD") and other governmental agencies.

       During February 2015, Main Street declared regular monthly dividends of $0.175 per share for each of April, May and June 2015. These regular monthly dividends equal a total of $0.525 per share for the second quarter of 2015. The second quarter 2015 regular monthly dividends represent a 6.1% increase from the dividends declared for the second quarter of 2014. Including the dividends declared for the second quarter of 2015, Main Street will have paid $14.27 per share in cumulative dividends since its October 2007 initial public offering.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders'
Main Street Capital Corporation

       We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Main Street Capital Corporation (a Maryland corporation) and subsidiaries (the "Company") referred to in our report dated February 27, 2015, which is included in the annual report on Form 10-K. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(2), which is the responsibility of the Company's management. In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Dallas, Texas
February 27, 2015

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Schedule of Investments in and Advances to Affiliates
Year ended December 31, 2014

Company	Investments(1)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2013 Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2014 Value
Control Investments
ASC Interests, LLC	11% Secured Debt	386	3,434	66	500	3,000
	Member Units	105	1,500	470	—	1,970

Bond-Coat, Inc.	12% Secured Debt	1,766	14,750	46	1,226	13,570
	Common Stock	—	8,850	2,360	—	11,210

Café Brazil, LLC	Member Units	942	6,770	210	—	6,980

California Healthcare Medical	9% Secured Debt	933	8,103	635	35	8,703
Billing, Inc.	Warrants	—	3,380	100	—	3,480
	Common Stock	—	1,560	—	100	1,460

CBT Nuggets, LLC	Member Units	3,763	16,700	10,500	—	27,200

Ceres Management, LLC	14% Secured Debt	606	4,000	—	84	3,916
(Lambs Tire & Automotive)	Class B Member Units	461	3,586	462	—	4,048
	Member Units	—	1,190	1,320	—	2,510
	9.5% Secured Debt	95	1,017	—	49	968
	Member Units	52	1,060	180	—	1,240

Datacom, LLC	10.5% Secured Debt	891	—	11,103	—	11,103
	Member Units	—	—	6,030	—	6,030

Garreco, LLC	14% Secured Debt	819	5,693	27	400	5,320
	Member Units	45	1,200	160	—	1,360

GRT Rubber Technologies LLC	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt	230	—	16,585	—	16,585
	Member Units	—	—	13,065	—	13,065

Gulf Manufacturing, LLC	9% PIK Secured Debt	69	919	—	175	744
	Member Units	1,744	13,220	3,320	—	16,540

Harrison Hydra-Gen, Ltd.	12% Secured Debt	744	4,896	1,160	569	5,487
	Preferred Stock	93	1,167	93	—	1,260
	Common Stock	—	1,340	490	—	1,830

Hawthorne Customs and	Member Units	—	440	—	70	370
Dispatch Services, LLC	Member Units	173	2,050	170	—	2,220

Hydratec, Inc.	Common Stock	768	13,720	—	—	13,720

IDX Broker, LLC	LIBOR Plus 6.50% (Floor 1.50%), Current Coupon 8.00%, Secured Debt	1	—	125	—	125
	12.5% Secured Debt	1,361	10,467	104	—	10,571
	Member Units	—	5,029	421	—	5,450

Impact Telecom, Inc.	LIBOR Plus 6.50% (Floor 2.00%), Current Coupon 8.50%, Secured Debt	182	1,568	1	—	1,569
	13% Secured Debt	3,792	14,690	825	—	15,515
	Warrants	—	8,760	—	4,600	4,160

Indianapolis Aviation	15% Secured Debt	612	3,550	67	517	3,100
Partners, LLC	Warrants	—	2,200	340	—	2,540

Jensen Jewelers of	Prime Plus 6.75% (Floor 3.25%),	423	4,255	25	625	3,655
Idaho, LLC	Current Coupon 10.00%, Secured Debt Member Units	271	3,310	270	—	3,580

Lighting Unlimited, LLC	8% Secured Debt	129	1,676	—	126	1,550
	Preferred Equity	—	470	—	31	439
	Warrants	—	30	10	—	40
	Member Units	80	250	110	—	360

Marine Shelters Holdings, LLC	12% Secured Debt	1,283	10,076	36	—	10,112
(LoneStar Marine Shelters)	Preferred Member Units	—	3,750	—	—	3,750

Company	Investments(1)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2013 Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2014 Value
Mid-Columbia Lumber	10% Secured Debt	177	1,750	—	—	1,750
Products, LLC	12% Secured Debt	495	3,900	—	—	3,900
	Member Units	1,225	8,280	1,900	—	10,180
	9.5% Secured Debt	91	972	—	45	927
	Member Units	12	440	110	—	550

MSC Adviser I, LLC(16)	Member Units	447	1,064	14,516	—	15,580

Mystic Logistics, Inc	12% Secured Debt	569	—	9,790	—	9,790
	Common Stock	—	—	2,720	—	2,720

NAPCO Precast, LLC	Prime Plus 2.00% (Floor 7.00%), Current Coupon 9.00%, Secured Debt	184	—	1,265	640	625
	Prime Plus 2.00% (Floor 7.00%), Current Coupon 9.00%, Secured Debt	273	5,673	—	2,750	2,923
	18% Secured Debt	825	4,468	22	22	4,468
	Member Units	958	5,920	1,640	—	7,560

NRI Clinical Research, LLC	14% Secured Debt	736	4,226	657	104	4,779
	Warrants	—	440	—	280	160
	Member Units	—	870	342	490	722

NRP Jones, LLC	12% Secured Debt	1,675	12,100	208	718	11,590
	Warrants	—	1,420	—	450	970
	Member Units	—	5,050	—	1,860	3,190

OMi Holdings, Inc.	Common Stock	480	13,420	—	—	13,420

Pegasus Research Group, LLC	15% Secured Debt	324	4,791	31	4,822	—
(Televerde)	Member Units	373	4,860	1,000	—	5,860

PPL RVs, Inc.	11.1% Secured Debt	906	7,860	21	21	7,860
	Common Stock	—	7,990	170	—	8,160

Principle Environmental, LLC	12% Secured Debt	661	3,506	743	189	4,060
	12% Current / 2% PIK Secured Debt	537	4,656	—	1,412	3,244
	Preferred Member Units	—	4,180	7,650	—	11,830
	Warrants	—	2,620	—	1,900	720

River Aggregates, LLC	Zero Coupon Secured Debt	—	421	47	—	468
	12% Secured Debt	109	500	—	—	500
	Member Units	192	—	2,570	—	2,570
	Member Units	—	369	—	—	369

SoftTouch Medical Holdings LLC	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt	233	—	8,417	—	8,417
	Member Units	—	—	5,015	—	5,015

Southern RV, LLC	13% Secured Debt	1,530	11,239	161	—	11,400
	Member Units	662	1,680	3,240	—	4,920
	13% Secured Debt	436	3,204	46	—	3,250
	Member Units	—	480	—	10	470

The MPI Group, LLC	9% Secured Debt	329	5,480	1,444	4,200	2,724
	Series A Preferred Units	—	—	2,300	1,320	980
	Warrants	—	—	2,192	2,192	—
	Member Units	26	—	2,300	—	2,300

Travis Acquisition LLC	12% Secured Debt	1,023	9,025	175	4,507	4,693
	Member Units	—	7,100	6,550	—	13,650

Uvalco Supply, LLC	9% Secured Debt	178	2,175	—	373	1,802
	Member Units	248	3,730	—	230	3,500

Vision Interests, Inc.	13% Secured Debt	435	3,158	13	17	3,154
	Series A Preferred Stock	—	1,510	1,740	—	3,250
	Common Stock	—	—	100	—	100

Ziegler's NYPD, LLC	Prime Plus 2.00% (Floor 7.00%), Current Coupon 9.00%, Secured Debt	81	1,000	491	—	1,491
	9% Current / 9% PIK Secured Debt	510	4,820	60	—	4,880
	Warrants	—	—	—	—	—

Other
Income from investments transferred from other 1940 Act classification during the year		363	—	—	—	—

		40,122	356,973	150,532	37,659	469,846

Company	Investments(1)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2013 Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2014 Value
Affiliate Investments
AFG Capital Group, LLC	11% Secured Debt	214	—	6,465	—	6,465
	Warrants	—	—	259	—	259
	Member Units	—	—	1,200	—	1,200

American Sensor Technologies, Inc.	Warrants	—	10,100	—	10,100	—

Boss Industries, LLC	Preferred Member Units	—	—	2,000	—	2,000

Bridge Capital Solutions	13% Secured Debt	806	4,799	1,038	—	5,837
Corporation	Warrants	—	530	180	—	710

Brightwood Capital Fund III, LP(12)(13)	LP Interests	570	—	15,469	7,021	8,448

CAI Software LLC	12% Secured Debt	259	—	5,348	—	5,348
	Member Units	—	—	654	—	654

Condit Exhibits, LLC	12% Secured Debt	73	3,750	—	3,750	—
	Warrants	—	540	—	540	—
	Member Unit	20	—	610	—	610

Congruent Credit Opportunities	LP Interests	1,500	22,692	594	4,908	18,378
Funds(12)(13)	LP Interests	20	4,128	4,314	708	7,734

Daseke, Inc.	12% Current / 2.5% PIK Secured Debt	3,159	19,828	895	—	20,723
	Common Stock	—	11,689	2,091	—	13,780

Dos Rios Partners(12)(13)	LP Interests	23	1,269	1,056	—	2,325
	LP Interests	8	403	335	—	738

East Teak Fine Hardwoods, Inc.	Common Stock	116	450	410	—	860

East West Copolymer &	12% Secured Debt	369	—	9,436	—	9,436
Rubber, LLC	Warrants	—	—	50	—	50

Freeport Financial SBIC Fund LP(12)(13)	LP Interests	536	1,618	3,059	—	4,677

Gault Financial, LLC	10% Secured Debt	1,994	10,550	1,001	769	10,782
(RMB Capital, LLC)	Warrants	—	—	—	—	—

Glowpoint, Inc.	8% Secured Debt	5	294	251	149	396
	12% Secured Debt	1,144	8,892	17	—	8,909
	Common Stock	—	10,235	158	1,913	8,480

Guerdon Modular Holdings, Inc.	11% Secured Debt	558	—	11,044	—	11,044
	Common Stock	—	—	2,400	—	2,400

Houston Plating and Coatings, LLC	Member Units	528	9,160	2,310	—	11,470

Indianhead Pipeline Services, LLC	12% Secured Debt	1,035	7,800	131	1,306	6,625
	Preferred Member Units	114	1,832	128	—	1,960
	Warrants	—	470	—	470	—
	Member Units	—	530	—	530	—

irth Solutions, LLC	Member Units	343	3,300	660	—	3,960

KBK Industries, LLC	12.5% Secured Debt	1,083	9,000	21	771	8,250
	Member Units	267	5,740	380	—	6,120

L.F. Manufacturing Holdings, LLC(10)	Member Units	929	2,035	356	17	2,374

MPS Denver, LLC	8% PIK Secured Debt	—	750	—	750	—
	13% PIK Secured Debt	—	8,365	2,423	10,788	—
	Member Units	—	—	1,130	—	1,130

OnAsset Intelligence, Inc.	12% PIK Secured Debt	1,071	1,788	1,765	—	3,553
	Preferred Stock	132	2,602	132	34	2,700
	Warrants	—	370	132	502	—

OPI International Ltd.(13)	Common Stock	—	4,971	—	—	4,971

PCI Holding Company, Inc.	12% Current / 4% PIK Secured Debt	730	4,449	1,191	5,640	—
	Preferred Stock	411	3,311	1,119	—	4,430

Quality Lease and Rental	8% Secured Debt	—	—	330	173	157
Holdings, LLC	12% Secured Debt	3	20,000	3	8,503	11,500
	Preferred Member Units	—	—	—	—	—

Company	Investments(1)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2013 Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2014 Value
Radial Drilling Services Inc.	12% Secured Debt	677	3,626	166	—	3,792
	Warrants	—	—	—	—	—

Samba Holdings, Inc.	12.5% Secured Debt	2,239	11,453	16,000	1,035	26,418
	Common Stock	—	4,510	1,520	—	6,030

Spectrio LLC	LIBOR Plus 7.50%, Current Coupon 8.50%, Secured	1,737	17,878	374	18,252	—
	Warrants	—	3,850	—	3,850	—

SYNEO, LLC	12% Secured Debt	547	4,238	37	1,601	2,674
	Member Units	88	740	61	—	801
	10% Secured Debt	147	1,414	1	—	1,415

Texas Reexcavation LC	12% Current / 3% PIK Secured Debt	917	6,082	240	6,322	—
	Class A Member Units	—	3,270	—	3,270	—

Tin Roof Acquisition Company	12% Secured Debt	1,538	10,785	3,076	—	13,861
	Class C Preferred Stock	213	2,027	214	—	2,241

Other
Income from investments transferred from other 1940 Act classification during the year		28

		26,151	268,113	104,234	93,672	278,675

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

       (b)  Management's Report on Internal Control Over Financial Reporting.    The management of Main Street Capital Corporation and its subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company's evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2014. Grant Thornton, LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, as stated in its report which is included herein.

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

Item 9B.    Other Information

       None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

       The information required by this Item will be contained in the definitive proxy statement relating to our 2015 annual meeting of stockholders (the "Proxy Statement") under the headings "Election of Directors," "Corporate Governance," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance," to be filed with the Securities and Exchange Commission on or prior to April 30, 2015, and is incorporated herein by reference.

       We have adopted a code of business conduct and ethics that applies to directors, officers and employees of Main Street. This code of ethics is published on our Web site at www.mainstcapital.com. We intend to disclose any future amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a Web site posting.

Item 11.    Executive Compensation

       The information required by this Item will be contained in the Proxy Statement under the headings "Compensation of Executive Officers," "Compensation of Directors," "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report," to be filed with the Securities and Exchange Commission on or prior to April 30, 2015, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

       The following table provides information regarding our equity compensation plans as of December 31, 2014:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)(1)
Equity compensation plans approved by security holders	—	$—	913,208
Equity compensation plans not approved by security holders	—	—	—

Total	—	$—	913,208

(1)
All of our equity compensation plans have been approved by our stockholders. As of December 31, 2014, we had issued 1,324,948 shares of restricted stock pursuant to our equity compensation plans, of which 818,611 shares had vested and 38,156 shares were forfeited. Pursuant to each of our equity compensation plans, if any award issued thereunder shall for any reason expire or otherwise terminate or be forfeited, in whole or in part, the shares of stock not acquired under such award shall revert to and again become available for issuance under such plan.

       The other information required by this Item will be contained in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," to be filed with the Securities and Exchange Commission on or prior to April 30, 2015, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

       The information required by this Item will be contained in the Proxy Statement under the headings "Certain Relationships and Related Party Transactions" and "Corporate Governance," to be filed with the Securities and Exchange Commission on or prior to April 30, 2015, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

       The information required by this Item will be contained in the Proxy Statement under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2015," to be filed with the Securities and Exchange Commission on or prior to April 30, 2015, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

       The following documents are filed or incorporated by reference as part of this Annual Report:

1.    Consolidated Financial Statements

2.    Consolidated Financial Statement Schedule

Report of Independent Registered Public Accounting Firm	181
Schedule of Investments in and Advances to Affiliates for the Year Ended December 31, 2014	182

3.    Exhibits

       The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1*	Articles of Amendment and Restatement of Main Street Capital Corporation (previously filed as Exhibit (a) to Main Street Capital Corporation's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on August 15, 2007 (Reg. No. 333-142879))
3.2*	Amended and Restated Bylaws of Main Street Capital Corporation (previously filed as Exhibit 3.1 to Main Street Capital Corporation's Current Report on Form 8-K filed on March 6, 2013 (File No. 1-33723))
4.1*	Form of Common Stock Certificate (previously filed as Exhibit (d) to Main Street Capital Corporation's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on August 15, 2007 (Reg. No. 333-142879))
4.2*	Dividend Reinvestment Plan (previously filed as Exhibit (e) to Main Street Capital Corporation's Post-Effective Amendment No. 8 to the Registration Statement on Form N-2 filed on May 7, 2014 (Reg. No. 333-183555))
4.3*	Main Street Mezzanine Fund, LP SBIC debentures guaranteed by the SBA (previously filed as Exhibit (f)(1) to Main Street Capital Corporation's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on June 22, 2007 (Reg. No. 333-142879))
4.4*	Main Street Capital II, LP SBIC debentures guaranteed by the SBA (see Exhibit (f)(1) to Pre-Effective Amendment No. 1 to Form N-2 of Main Street Capital Corporation filed with the SEC on June 22, 2007 for a substantially identical copy of the form of debentures)
4.5*	Form of Indenture between Main Street Capital Corporation and The Bank of New York Mellon Trust Company, N.A. (previously filed as Exhibit (d)(6) to Main Street Capital Corporation's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on March 28, 2013 (Reg. No. 333-183555))

Exhibit Number	Description
4.6*	Form of First Supplemental Indenture relating to the 6.125% Notes due 2023, between Main Street Capital Corporation and The Bank of New York Mellon Trust Company, N.A. (previously filed as Exhibit (d)(8) to Main Street Capital Corporation's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on March 28, 2013 (Reg. No. 333-183555))
4.7*	Form of 6.125% Notes due 2023 (incorporated by reference to Exhibit 4.6)
4.8*	Form of Second Supplemental Indenture relating to the 4.50% Notes due 2019, between Main Street Capital Corporation and The Bank of New York Mellon Trust Company, N.A. (previously filed as Exhibit (d)(10) to Main Street Capital Corporation's Post-Effective Amendment No. 9 to the Registration Statement on Form N-2 filed on March 28, 2013 (Reg. No. 333-183555))
4.9*	Form of 4.50% Notes due 2019 (incorporated by reference to Exhibit 4.8)
10.1*	Second Amended and Restated Credit Agreement dated September 27, 2013 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current Report on Form 8-K filed on October 1, 2013 (File No. 1-33723))
10.2*	Second Amended and Restated General Security Agreement dated September 27, 2013 (previously filed as Exhibit 10.2 to Main Street Capital Corporation's Current Report on Form 8-K filed on October 1, 2013 (File No. 1-33723))
10.3*	Second Amended and Restated Equity Pledge Agreement dated September 27, 2013 (previously filed as Exhibit 10.3 to Main Street Capital Corporation's Current Report on Form 8-K filed on October 1, 2013 (File No. 1-33723))
10.4*	Amended and Restated Custodial Agreement dated September 20, 2010 (previously filed as Exhibit 10.3 to Main Street Capital Corporation's Current Report on Form 8-K filed September 21, 2010 (File No. 1-33723))
10.5*	Third Amendment to Amended and Restated Credit Agreement and First Amendment to Amended and Restated Custodial Agreement dated November 21, 2011 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current Report on Form 8-K filed November 22, 2011 (File No. 1-33723))
10.6*	First Amendment to Second Amended and Restated Credit Agreement dated June 27, 2014 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current Report on Form 8-K filed on July 1, 2014 (File No. 1-33723))
10.7*	Second Amendment to Second Amended and Restated Credit Agreement dated September 25, 2014 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current Report on Form 8-K filed on September 30, 2014 (File No. 1-33723))
10.8*	Third Amendment to Second Amended and Restated Credit Agreement dated October 22, 2014 (previously filed as Exhibit (k)(6) to Main Street Capital Corporation's Post-Effective Amendment No. 9 to the Registration Statement on Form N-2 filed on November 4, 2014 (Reg. No. 333-183555))
10.9*	Supplement and Joinder Agreement dated December 11, 2014 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current Report on Form 8-K filed on December 12, 2014 (File No. 1-33723))
10.10*†	Main Street Capital Corporation 2008 Equity Incentive Plan (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on August 7, 2009 (File No. 1-33723))
10.11*†	Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan (previously filed as Exhibit 4.5 to Main Street Capital Corporation's Registration Statement on Form S-8 filed on June 20, 2008 (Reg. No. 333-151799))
10.12*	Custodian Agreement (previously filed as Exhibit (j) to Main Street Capital Corporation's Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (Reg. No. 333-142879))

Exhibit Number	Description
10.13*†	Form of Confidentiality and Non-Compete Agreement by and between Main Street Capital Corporation and Vincent D. Foster (previously filed as Exhibit (k)(12) to Main Street Capital Corporation's Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (Reg. No. 333-142879))
10.14*†	Form of Indemnification Agreement by and between Main Street Capital Corporation and each executive officer and director (previously filed as Exhibit (k)(13) to Main Street Capital Corporation's Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (Reg. No. 333-142879))
10.15*	Investment Sub-Advisory Agreement dated May 31, 2012 by and among HMS Adviser, LP, Main Street Capital Partners, LLC, Main Street Capital Corporation and HMS Income Fund, Inc. (previously filed as Exhibit (g)(2) to HMS Income Fund, Inc.'s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on May 31, 2012 (Reg. No. 333-178548))
10.16*	Assignment and Assumption of Investment Sub-Advisory Agreement dated December 31, 2013 by and among MSC Adviser I, LLC, HMS Adviser, LP, Main Street Capital Partners, LLC, Main Street Capital Corporation and HMS Income Fund, Inc. (previously filed as Exhibit 10.14 to Main Street Capital Corporation's Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 28, 2014 (File No. 1-33723))
10.17*†	Main Street Capital Corporation Deferred Compensation Plan for Non-Employee Directors, dated June 3, 2013 (previously filed as Exhibit 10.3 to Main Street Capital Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 9, 2013 (File No. 1-33723))
12.1	Computation of Ratio of Earnings to Fixed Charges
14.1*	Code of Business Conduct and Ethics (previously filed as Exhibit 14.1 to Main Street Capital Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on August 3, 2012 (File No. 1-33723))
21.1	List of Subsidiaries
23	Consent of Grant Thornton, LLP, independent registered public accounting firm
31.1	Rule 13a - 14(a)/15d - 14(a) certification of Chief Executive Officer
31.2	Rule 13a - 14(a)/15d - 14(a) certification of Chief Financial Officer
32.1	Section 1350 certification of Chief Executive Officer
32.2	Section 1350 certification of Chief Financial Officer

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

Date: February 27, 2015

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VINCENT D. FOSTER Vincent D. Foster	Chairman, President and Chief Executive Officer (principal executive officer)	February 27, 2015
/s/ BRENT D. SMITH Brent D. Smith	Chief Financial Officer (principal financial officer)	February 27, 2015
/s/ SHANNON D. MARTIN Shannon D. Martin	Vice President, Chief Accounting Officer (principal accounting officer)	February 27, 2015
/s/ JOSEPH E. CANON Joseph E. Canon	Director	February 27, 2015
/s/ MICHAEL APPLING JR. Michael Appling Jr.	Director	February 27, 2015
/s/ ARTHUR L. FRENCH Arthur L. French	Director	February 27, 2015
/s/ J. KEVIN GRIFFIN J. Kevin Griffin	Director	February 27, 2015
/s/ JOHN E. JACKSON John E. Jackson	Director	February 27, 2015

EXHIBIT INDEX

Exhibit Number	Description
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries
23	Consent of Grant Thornton LLP, independent registered public accounting firm
31.1	Rule 13a - 14(a)/15d - 14(a) certification of Chief Executive Officer
31.2	Rule 13a - 14(a)/15d - 14(a) certification of Chief Financial Officer
32.1	Section 1350 certification of Chief Executive Officer
32.2	Section 1350 certification of Chief Financial Officer