Form 10-Q
period 2015-03-31
Main Street Capital CORP
filed 2015-05-08
CIK 1396440

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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

        The number of shares outstanding of the issuer's common stock as of May 7, 2015 was 49,845,284.

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Portfolio investments at fair value:
Control investments (cost: $349,766 and $342,847 as of March 31, 2015 and December 31, 2014, respectively)	$489,328	$469,846
Affiliate investments (cost: $267,123 and $266,243 as of March 31, 2015 and December 31, 2014, respectively)	279,986	278,675
Non-Control/Non-Affiliate investments (cost: $983,942 and $832,312 as of March 31, 2015 and December 31, 2014, respectively)	968,009	814,809

Total portfolio investments (cost: $1,600,831 and $1,441,402 as of March 31, 2015 and December 31, 2014, respectively)	1,737,323	1,563,330
Marketable securities and idle funds investments (cost: $11,235 and $10,604 as of March 31, 2015 and December 31, 2014, respectively)	9,948	9,067

Total investments (cost: $1,612,066 and $1,452,006 as of March 31, 2015 and December 31, 2014, respectively)	1,747,271	1,572,397
Cash and cash equivalents	22,015	60,432
Interest receivable and other assets	25,009	23,273
Receivable for securities sold	22,749	23,133
Deferred financing costs (net of accumulated amortization of $8,449 and $6,462 as of March 31, 2015 and December 31, 2014, respectively)	13,925	14,550

Total assets	$1,830,969	$1,693,785

LIABILITIES
Credit facility	$164,000	$218,000
SBIC debentures (par: $225,000 as of March 31, 2015 and December 31, 2014, par of $75,200 is recorded at a fair value of $73,674 and $72,981 as of March 31, 2015 and December 31, 2014, respectively)	223,474	222,781
4.50% Notes	175,000	175,000
6.125% Notes	90,810	90,823
Payable for securities purchased	67,270	14,773
Deferred tax liability, net	8,546	9,214
Dividend payable	8,674	7,663
Accounts payable and other liabilities	3,693	10,701
Interest payable	5,609	4,848

Total liabilities	747,076	753,803
Commitments and contingencies (Note M)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 49,564,361 and 45,079,150 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively)	496	451
Additional paid-in capital	986,069	853,606
Accumulated net investment income, net of cumulative dividends of $317,810 and $293,789 as of March 31, 2015 and December 31, 2014, respectively	23,135	23,665
Accumulated net realized gain from investments (accumulated net realized gain from investments of $38,201 before cumulative dividends of $62,897 as of March 31, 2015 and accumulated net realized gain from investments of $40,321 before cumulative dividends of $60,777 as of December 31, 2014)	(22,576)	(20,456)
Net unrealized appreciation, net of income taxes	96,769	82,716

Total net assets	1,083,893	939,982

Total liabilities and net assets	$1,830,969	$1,693,785

NET ASSET VALUE PER SHARE	$21.87	$20.85

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$11,335	$9,296
Affiliate investments	6,049	5,640
Non-Control/Non-Affiliate investments	19,421	15,633

Interest, fee and dividend income	36,805	30,569
Interest, fee and dividend income from marketable securities and idle funds	374	207

Total investment income	37,179	30,776
EXPENSES:
Interest	(7,796)	(5,286)
Compensation	(3,494)	(2,351)
General and administrative	(1,962)	(1,838)
Share-based compensation	(1,263)	(853)
Expenses charged to the External Investment Manager	827	291

Total expenses	(13,688)	(10,037)

NET INVESTMENT INCOME	23,491	20,739
NET REALIZED GAIN (LOSS):
Non-Control/Non-Affiliate investments	(2,008)	1,433
Marketable securities and idle funds investments	(112)	10

Total net realized gain (loss)	(2,120)	1,443

NET REALIZED INCOME	21,371	22,182
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION):
Portfolio investments	14,204	6,857
Marketable securities and idle funds investments	251	1,049
SBIC debentures	(693)	(1,189)

Total net change in unrealized appreciation	13,762	6,717

INCOME TAXES:
Federal and state income, excise and other taxes	(376)	(667)
Deferred taxes	667	(998)

Income tax benefit (provision)	291	(1,665)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$35,424	$27,234

NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$0.51	$0.52

NET REALIZED INCOME PER SHARE—BASIC AND DILUTED	$0.46	$0.56

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$0.77	$0.68

DIVIDENDS PAID PER SHARE:
Regular monthly dividends	$0.510	$0.500
Supplemental dividends	—	—

Total dividends	$0.510	$0.500

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	46,080,204	39,898,573

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(in thousands, except shares)

(Unaudited)

	Common Stock				Accumulated Net Realized Gain From Investments, Net of Dividends	Net Unrealized Appreciation from Investments, Net of Income Taxes
				Accumulated Net Investment Income, Net of Dividends
	Number of Shares	Par Value	Additional Paid-In Capital				Total Net Asset Value
Balances at December 31, 2013	39,852,604	$398	$694,981	$22,778	$(26,334)	$100,710	$792,533
Share-based compensation	—	—	853	—	—	—	853
Purchase of vested stock for employee payroll tax withholding	(1,181)	—	(40)	—	—	—	(40)
Dividend reinvestment	93,328	1	3,225	—	—	—	3,226
Amortization of directors' deferred compensation	—	—	68	—	—	—	68
Issuance of restricted stock	397	—	—	—	—	—	—
Tax benefit related to vesting of restricted shares	—	—	290	—	—	—	290
Dividends to stockholders	—	—	—	(19,757)	—	—	(19,757)
Net increase resulting from operations	—	—	—	20,739	1,443	5,052	27,234

Balances at March 31, 2014	39,945,148	$399	$699,377	$23,760	$(24,891)	$105,762	$804,407

Balances at December 31, 2014	45,079,150	$451	$853,606	$23,665	$(20,456)	$82,716	$939,982
Public offering of common stock, net of offering costs	4,370,000	44	127,720	—	—	—	127,764
Share-based compensation	—	—	1,263	—	—	—	1,263
Purchase of vested stock for employee payroll tax withholding	(1,802)	—	(53)	—	—	—	(53)
Dividend reinvestment	116,330	1	3,464	—	—	—	3,465
Amortization of directors' deferred compensation	—	—	69	—	—	—	69
Issuance of restricted stock	683	—	—	—	—	—	—
Dividends to stockholders	—	—	—	(24,021)	—	—	(24,021)
Net increase (loss) resulting from operations	—	—	—	23,491	(2,120)	14,053	35,424

Balances at March 31, 2015	49,564,361	$496	$986,069	$23,135	$(22,576)	$96,769	$1,083,893

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$35,424	$27,234
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Investments in portfolio companies	(256,046)	(146,896)
Proceeds from sales and repayments of debt investments in portfolio companies	143,122	119,069
Proceeds from sales and return of capital of equity investments in portfolio companies	5,952	393
Investments in marketable securities and idle funds investments	(2,047)	(2,105)
Proceeds from sales and repayments of marketable securities and idle funds investments	1,304	5,207
Net change in unrealized appreciation	(13,762)	(6,717)
Net realized (gain) loss	2,120	(1,443)
Accretion of unearned income	(2,018)	(2,611)
Payment-in-kind interest	(806)	(1,655)
Cumulative dividends	(376)	(369)
Share-based compensation expense	1,263	853
Amortization of deferred financing costs	629	380
Deferred taxes	(291)	998
Changes in other assets and liabilities:
Interest receivable and other assets	(746)	(2,557)
Interest payable	761	(390)
Accounts payable and other liabilities	(7,729)	(6,258)
Deferred fees and other	627	133

Net cash used in operating activities	(92,619)	(16,734)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	127,764	—
Dividends paid	(19,545)	(16,516)
Proceeds from issuance of SBIC debentures	—	24,800
Proceeds from credit facility	156,000	46,000
Repayments on credit facility	(210,000)	(47,000)
Payment of deferred loan costs and SBIC debenture fees	(4)	(849)
Other	(13)	(40)

Net cash provided by financing activities	54,202	6,395

Net decrease in cash and cash equivalents	(38,417)	(10,339)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	60,432	34,701

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,015	$24,362

Supplemental cash flow disclosures:
Interest paid	$6,406	$5,296
Taxes paid	$1,934	$2,657
Non-cash financing activities:
Shares issued pursuant to the DRIP	$3,465	$3,226

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Control Investments(5)

ASC Interests, LLC	Recreational and Educational Shooting Facility
		11% Secured Debt (Maturity—July 31, 2018)	2,925	2,882	2,925
		Member Units (1,500 units)(8)		1,500	2,140

				4,382	5,065

Bond-Coat, Inc.	Casing and Tubing Coating Services
		12% Secured Debt (Maturity—December 28, 2017)	11,596	11,498	11,596
		Common Stock (57,508 shares)		6,350	10,210

				17,848	21,806

Café Brazil, LLC	Casual Restaurant Group
		Member Units (1,233 units)(8)		1,742	6,980

California Healthcare Medical Billing, Inc.	Outsourced Billing and Revenue Cycle Management
		9% Secured Debt (Maturity—October 17, 2016)	8,612	8,495	8,612
		Warrants (466,947 equivalent shares)		1,193	3,480
		Common Stock (207,789 shares)		1,177	1,460

				10,865	13,552

CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units (416 units)(8)		1,300	29,950

Ceres Management, LLC (Lambs Tire & Automotive)	Aftermarket Automotive Services Chain
		14% Secured Debt (Maturity—May 31, 2018)	3,827	3,827	3,827
		Class B Member Units (12% cumulative)(8)		4,170	4,170
		Member Units (5,460 units)		5,273	2,630
		9.5% Secured Debt (Lamb's Real Estate Investment I, LLC) (Maturity—October 1, 2025)	955	955	955
		Member Units (Lamb's Real Estate Investment I, LLC) (1,000 units)(8)		625	1,240

				14,850	12,822

CMS Minerals LLC	Oil & Gas Exploration & Production
		Preferred Member Units (458,461 units)(8)		3,725	3,725

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

March 31, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Datacom, LLC	Technology and Telecommunications Provider
		10.5% Secured Debt (Maturity—May 31, 2019)	11,205	11,108	11,108
		Preferred Member Units (6,453 units)		6,030	6,030

				17,138	17,138

Garreco, LLC	Manufacturer and Supplier of Dental Products
		14% Secured Debt (Maturity—January 12, 2018)	5,400	5,325	5,325
		Member Units (1,200 units)(8)		1,200	1,470

				6,525	6,795

GRT Rubber Technologies LLC	Engineered Rubber Product Manufacturer
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—December 19, 2019)(9)	16,750	16,591	16,591
		Member Units (5,879 units)(8)		13,065	13,065

				29,656	29,656

Gulf Manufacturing, LLC	Manufacturer of Specialty Fabricated Industrial Piping Products
		9% PIK Secured Debt (Ashland Capital IX, LLC) (Maturity—June 30, 2017)	744	744	744
		Member Units (438 units)(8)		2,980	16,540

				3,724	17,284

Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
		12% Secured Debt (Maturity—June 4, 2015)	5,010	4,974	5,010
		Preferred Stock (8% cumulative)(8)		1,286	1,286
		Common Stock (107,456 shares)		718	2,020

				6,978	8,316

Hawthorne Customs and Dispatch Services, LLC	Facilitator of Import Logistics, Brokerage, and Warehousing
		Member Units (500 units)(8)		589	580
		Member Units (Wallisville Real Estate, LLC) (588,210 units)(8)		1,215	2,220

				1,804	2,800

Hydratec, Inc.	Designer and Installer of Micro-Irrigation Systems
		Common Stock (7,095 shares)(8)		7,095	13,720

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

March 31, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

IDX Broker, LLC	Provider of Marketing and CRM Tools for the Real Estate Industry
		LIBOR Plus 6.50% (Floor 1.50%), Current Coupon 8.00%, Secured Debt (Maturity—November 18, 2018)(9)	125	125	125
		12.5% Secured Debt (Maturity—November 18, 2018)	11,350	11,267	11,350
		Member Units (5,400 units)		5,606	6,027

				16,998	17,502

Impact Telecom, Inc.	Telecommunications Services Provider
		LIBOR Plus 6.50% (Floor 2.00%), Current Coupon 8.50%, Secured Debt (Maturity—May 31, 2018)(9)	1,575	1,570	1,570
		13% Secured Debt (Maturity—May 31, 2018)	22,500	15,698	15,698
		Warrants (5,516,667 equivalent shares)		8,000	4,160

				25,268	21,428

Indianapolis Aviation Partners, LLC	Fixed Base Operator
		15% Secured Debt (Maturity—January 15, 2016)	3,100	3,100	3,100
		Warrants (1,046 equivalent units)		1,129	2,540

				4,229	5,640

Jensen Jewelers of Idaho, LLC	Retail Jewelry Store
		Prime Plus 6.75% (Floor 2.00%), Current Coupon 10.00%, Secured Debt (Maturity—November 14, 2016)(9)	4,505	4,452	4,505
		Member Units (627 units)(8)		811	3,580

				5,263	8,085

Lighting Unlimited, LLC	Commercial and Residential Lighting Products and Design Services
		8% Secured Debt (Maturity—August 22, 2015)	1,514	1,514	1,514
		Preferred Equity (non-voting)		434	434
		Warrants (71 equivalent units)		54	40
		Member Units (700 units)(8)		100	420

				2,102	2,408

Marine Shelters Holdings, LLC (LoneStar Marine Shelters)	Fabricator of Marine and Industrial Shelters
		12% Secured Debt (Maturity—December 28, 2017)	10,250	10,122	10,122
		Preferred Member Units (2,669 units)		3,750	3,750

				13,872	13,872

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

March 31, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Mid-Columbia Lumber Products, LLC	Manufacturer of Finger-Jointed Lumber Products
		10% Secured Debt (Maturity—December 18, 2017)	1,750	1,750	1,750
		12% Secured Debt (Maturity—December 18, 2017)	3,900	3,900	3,900
		Member Units (2,829 units)(8)		1,244	7,550
		9.5% Secured Debt (Mid—Columbia Real Estate, LLC) (Maturity—May 13, 2025)	915	915	915
		Member Units (Mid—Columbia Real Estate, LLC) (250 units)(8)		250	550

				8,059	14,665

MSC Adviser I, LLC(16)	Third Party Investment Advisory Services
		Member Units (Fully diluted 100.0%)(8)		—	24,840

Mystic Logistics, Inc	Logistics and Distribution Services Provider for Large Volume Mailers
		12% Secured Debt (Maturity—August 15, 2019)	10,000	9,799	10,000
		Common Stock (5,873 shares)		2,720	6,160

				12,519	16,160

NAPCO Precast, LLC	Precast Concrete Manufacturing
		Prime Plus 2.00% (Floor 7.00%), Current Coupon 9.00%, Secured Debt (Maturity—September 1, 2015)(9)	625	619	625
		Prime Plus 2.00% (Floor 7.00%), Current Coupon 9.00%, Secured Debt (Maturity—February 1, 2016)(9)	2,923	2,917	2,923
		18% Secured Debt (Maturity—February 1, 2016)	4,468	4,446	4,468
		Member Units (2,955 units)(8)		2,975	7,820

				10,957	15,836

NRI Clinical Research, LLC	Clinical Research Service Provider
		14% Secured Debt (Maturity—September 8, 2017)	4,771	4,676	4,676
		Warrants (251,723 equivalent units)		252	160
		Member Units (671,233 units)		671	722

				5,599	5,558

NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		12% Secured Debt (Maturity—December 22, 2016)	13,400	12,933	12,933
		Warrants (14,331 equivalent units)		817	810
		Member Units (50,877 units)(8)		2,900	2,730

				16,650	16,473

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

March 31, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
		Common Stock (1,500 shares)(8)		1,080	13,420

Pegasus Research Group, LLC (Televerde)	Provider of Telemarketing and Data Services
		Member Units (460 units)(8)		1,290	6,490

PPL RVs, Inc.	Recreational Vehicle Dealer
		11.1% Secured Debt (Maturity—June 10, 2015)	9,960	9,954	9,960
		Common Stock (1,962 shares)		2,150	8,430

				12,104	18,390

Principle Environmental, LLC	Noise Abatement Service Provider
		12% Secured Debt (Maturity—April 30, 2017)	4,060	3,866	4,060
		12% Current / 2% PIK Secured Debt (Maturity—April 30, 2017)	3,261	3,247	3,261
		Preferred Member Units (19,631 units)		4,663	9,560
		Warrants (1,036 equivalent units)		1,200	530

				12,976	17,411

River Aggregates, LLC	Processor of Construction Aggregates
		Zero Coupon Secured Debt (Maturity—June 30, 2018)	750	509	509
		12% Secured Debt (Maturity—June 30, 2018)	500	500	500
		Member Units (1,150 units)(8)		1,150	3,190
		Member Units (RA Properties, LLC) (1,500 units)		369	430

				2,528	4,629

SoftTouch Medical Holdings LLC	Home Provider of Pediatric Durable Medical Equipment
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—October 31, 2019)(9)	8,500	8,421	8,421
		Member Units (4,526 units)		5,015	5,015

				13,436	13,436

Southern RV, LLC	Recreational Vehicle Dealer
		13% Secured Debt (Maturity—August 8, 2018)	11,400	11,273	11,400
		Member Units (1,680 units)(8)		1,680	5,810
		13% Secured Debt (Southern RV Real Estate, LLC) (Maturity—August 8, 2018)	3,250	3,214	3,250
		Member Units (Southern RV Real Estate, LLC) (480 units)		480	540

				16,647	21,000

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

March 31, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
		9% Secured Debt (Maturity—October 2, 2018)	2,724	2,724	2,724
		Series A Preferred Units (2,500 units; 10% Cumulative)		2,500	980
		Warrants (1,424 equivalent units)		1,096	—
		Member Units (MPI Real Estate Holdings, LLC) (100% Fully diluted)(8)		2,300	2,230

				8,620	5,934

Travis Acquisition LLC	Manufacturer of Aluminum Trailers
		12% Secured Debt (Maturity—August 30, 2018)	4,578	4,510	4,578
		Member Units (7,282 units)		7,100	13,650

				11,610	18,228

Uvalco Supply, LLC	Farm and Ranch Supply Store
		9% Secured Debt (Maturity—January 1, 2019)	1,659	1,659	1,659
		Member Units (1,006 units)(8)		1,113	3,350

				2,772	5,009

Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage
		13% Secured Debt (Maturity—December 23, 2016)	3,204	3,174	3,174
		Series A Preferred Stock (3,000,000 shares)		3,000	3,550
		Common Stock (1,126,242 shares)		3,706	210

				9,880	6,934

Ziegler's NYPD, LLC	Casual Restaurant Group
		Prime Plus 2.00% (Floor 7.00%), Current Coupon 9.00%, Secured Debt (Maturity—October 1, 2018)(9)	1,500	1,491	1,491
		9% Current / 9% PIK Secured Debt (Maturity—October 1, 2018)	5,509	5,509	4,880
		Warrants (587 equivalent units)		600	—
		Member units (480 units)		75	—

				7,675	6,371

Subtotal Control Investments (28.0% of total investments at fair value)				349,766	489,328

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

March 31, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Affiliate Investments(6)

AFG Capital Group, LLC	Provider of Rent-to-Own Financing Solutions and Services
		11% Secured Debt (Maturity—November 7, 2019)	11,760	11,376	11,376
		Warrants (42 equivalent units)		259	259
		Member Units (186 units)		1,200	1,200

				12,835	12,835

Boss Industries, LLC	Manufacturer and Distributor of Air Compressors, Auxiliary Power Units, Gas Booster Systems and Vapor Recovery Systems
		Preferred Member Units (2,242 units)(8)		2,000	2,000

Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions Provider
		13% Secured Debt (Maturity—April 18, 2017)	6,000	5,852	5,852
		Warrants (19 equivalent shares)		200	860

				6,052	6,712

Brightwood Capital Fund III, LP(12)(13)	Investment Partnership
		LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 2.3%)(8)		4,524	4,524

CAI Software LLC	Provider of Specialized Enterprise Resource Planning Software
		12% Secured Debt (Maturity—October 10, 2019)	5,400	5,350	5,350
		Member Units (65,356 units)		654	654

				6,004	6,004

Condit Exhibits, LLC	Tradeshow Exhibits / Custom Displays Provider
		Member Units (3,936 units)(8)		100	610

Congruent Credit Opportunities Funds(12)(13)	Investment Partnership
		LP Interests (Congruent Credit Opportunities Fund II, LP) (Fully diluted 19.8%)(8)		17,169	16,879
		LP Interests (Congruent Credit Opportunities Fund III, LP) (Fully diluted 17.4%)(8)		9,450	9,450

				26,619	26,329

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

March 31, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Daseke, Inc.	Specialty Transportation Provider
		12% Current / 2.5% PIK Secured Debt (Maturity—July 31, 2018)	20,853	20,548	20,853
		Common Stock (19,467 shares)		5,213	17,460

				25,761	38,313

Dos Rios Partners(12)(13)	Investment Partnership
		LP Interests (Dos Rios Partners, LP) (Fully diluted 20.2%)(8)		2,325	2,325
		LP Interests (Dos Rios Partners—A, LP) (Fully diluted 6.4%)(8)		738	738

				3,063	3,063

East Teak Fine Hardwoods, Inc.	Distributor of Hardwood Products
		Common Stock (5,000 shares)(8)		480	860

East West Copolymer & Rubber, LLC	Manufacturer of Synthetic Rubbers
		12% Secured Debt (Maturity—October 17, 2019)	9,600	9,442	9,442
		Warrants (1,823,278 equivalent units)		50	50

				9,492	9,492

Freeport Financial SBIC Fund LP(12)(13)	Investment Partnership
		LP Interests (Fully diluted 9.9%)(8)		5,140	5,140

Gault Financial, LLC (RMB Capital, LLC)	Purchases and Manages Liquidation of Distressed Assets
		10% Secured Debt (Maturity—November 21, 2016)	13,046	12,784	10,818
		Warrants (29,025 equivalent units)		400	—

				13,184	10,818

Glowpoint, Inc.	Provider of Cloud Managed Video Collaboration Services
		8% Secured Debt (Maturity—October 18, 2018)	400	396	396
		12% Secured Debt (Maturity—October 18, 2018)	9,000	8,914	8,914
		Common Stock (7,711,517 shares)		3,958	6,830

				13,268	16,140

Guerdon Modular Holdings, Inc.	Multi-Family and Commercial Modular Construction Company
		11% Secured Debt (Maturity—August 13, 2019)	11,200	11,051	11,051
		Common Stock (170,577 shares)		2,400	2,400

				13,451	13,451

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

March 31, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Houston Plating and Coatings, LLC	Provider of Plating and Industrial Coating Services
		Member Units (248,082 units)(8)		996	11,470

Indianhead Pipeline Services, LLC	Provider of Pipeline Support Services
		12% Secured Debt (Maturity—February 6, 2017)	6,675	6,432	6,432
		Preferred Member Units (28,905 units; 8% cumulative)(8)		2,013	2,013
		Warrants (38,193 equivalent units)		459	—
		Member Units (14,732 units)		1	—

				8,905	8,445

irth Solutions, LLC	Provider of Damage Prevention Information Technology Services
		Member Units (128 units)(8)		624	4,010

KBK Industries, LLC	Specialty Manufacturer of Oilfield and Industrial Products
		12.5% Secured Debt (Maturity—September 28, 2017)	7,950	7,904	7,950
		Member Units (250 units)(8)		341	4,880

				8,245	12,830

L.F. Manufacturing Holdings, LLC(10)	Manufacturer of Fiberglass Products
		Member Units (2,000,000 units)(8)		2,019	2,374

MPS Denver, LLC	Specialty Card Printing
		Member Units (13,800 units)		1,130	1,130

OnAsset Intelligence, Inc.	Provider of Transportation Monitoring / Tracking Products and Services
		12% PIK Secured Debt (Maturity—May 31, 2015)	3,658	3,658	3,658
		Preferred Stock (912 shares; 7% cumulative)(8)		1,981	2,734
		Warrants (5,333 equivalent shares)		1,919	—

				7,558	6,392

OPI International Ltd.(13)	Provider of Man Camp and Industrial Storage Services
		Common Stock (20,766,317 shares)		1,371	3,200

PCI Holding Company, Inc.	Manufacturer of Industrial Gas Generating Systems
		Preferred Stock (1,500,000 shares; 20% cumulative)(8)		2,374	4,970

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

March 31, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Quality Lease and Rental Holdings, LLC	Provider of Rigsite Accommodation Unit Rentals and Related Services
		8% Secured Debt (Maturity—October 1, 2014)(14)(18)	157	157	157
		8% Secured Debt (Maturity—June 15, 2015)(14)(18)	150	150	150
		12% Secured Debt (Maturity—January 8, 2018)(14)(18)	36,577	36,073	11,000
		Preferred Member Units (Rocaciea, LLC) (250 units)		2,500	—

				38,880	11,307

Radial Drilling Services Inc.	Oil and Gas Technology Provider
		12% Secured Debt (Maturity—November 22, 2016)	4,200	3,838	2,870
		Warrants (316 equivalent shares)		758	—

				4,596	2,870

Samba Holdings, Inc.	Provider of Intelligent Driver Record Monitoring Software and Services
		12.5% Secured Debt (Maturity—November 17, 2016)	26,304	26,102	26,304
		Common Stock (170,963 shares)		2,087	8,130

				28,189	34,434

SYNEO, LLC	Manufacturer of Automation Machines, Specialty Cutting Tools and Punches
		12% Secured Debt (Maturity—July 13, 2016)	2,700	2,678	2,678
		10% Secured Debt (Leadrock Properties, LLC) (Maturity—May 4, 2026)	1,440	1,415	1,415

				4,093	4,093

Tin Roof Acquisition Company	Casual Restaurant Group
		12% Secured Debt (Maturity—November 30, 2018)	14,100	13,873	13,873
		Class C Preferred Stock (Fully diluted 10.0%; 10% cumulative)(8)		2,297	2,297

				16,170	16,170

Subtotal Affiliate Investments (16.0% of total investments at fair value)				267,123	279,986

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

March 31, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Non-Control/Non-Affiliate Investments(7)

Allflex Holdings III Inc.(11)	Manufacturer of Livestock Identification Products
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—July 19, 2021)(9)	10,150	10,079	10,188

AM General LLC(11)	Specialty Vehicle Manufacturer
		LIBOR Plus 9.00% (Floor 1.25%), Current Coupon 10.25%, Secured Debt (Maturity—March 22, 2018)(9)	2,256	2,211	2,087

AM3 Pinnacle Corporation(10)	Provider of Comprehensive Internet, TV and Voice Services for Multi-Dwelling Unit Properties
		10% Secured Debt (Maturity—October 22, 2018)	21,002	20,870	20,870
		Common Stock (60,240 shares)		2,000	—

				22,870	20,870

AmeriTech College, LLC	For-Profit Nursing and Healthcare College
		10% Secured Debt (Maturity—November 30, 2019)	685	685	685
		10% Secured Debt (Maturity—January 31, 2020)	4,235	4,235	3,700

				4,920	4,385

AMF Bowling Centers, Inc.(11)	Bowling Alley Operator
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—September 18, 2021)(9)	7,971	7,855	7,938

Anchor Hocking, LLC(11)	Household Products Manufacturer
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75% / 1.75% PIK, Current Coupon Plus PIK 9.50%, Secured Debt (Maturity—May 21, 2020)(9)	10,964	10,892	5,852

AP Gaming I, LLC(10)	Developer, Manufacturer, and Operator of Gaming Machines
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity—December 20, 2020)(9)	6,913	6,733	6,910

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

March 31, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Applied Products, Inc.(10)	Adhesives Distributor
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—September 30, 2019)(9)	6,161	6,098	6,098

Aptean, Inc.(11)	Enterprise Application Software Provider
		LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25%, Secured Debt (Maturity—February 26, 2020)(9)	7,688	7,619	7,553

Arcus Hunting LLC(10)	Deer Lures, Attractants and Scent Elimination Products
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—November 13, 2019)(9)	9,094	8,964	8,964

Artel, LLC(11)	Land-Based and Commercial Satellite Provider
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity—November 27, 2017)(9)	7,988	7,844	7,668

ATS Workholding, Inc.(10)	Manufacturer of Machine Cutting Tools and Accessories
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—March 10, 2019)(9)	6,563	6,513	6,513

Beers Enterprises, Inc.(10)	Provider of Broadcast Video Transport Services
		Prime Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—March 19, 2019)(9)	6,484	6,434	6,484

Berry Aviation, Inc.(10)	Charter Airline Services
		12.00% Current / 1.75% PIK Secured Debt (Maturity—January 20, 2020)	6,000	5,942	5,942
		Common Stock (553 shares)		400	400

				6,342	6,342

Bioventus LLC(10)	Production of Orthopedic Healing Products
		LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.00%, Secured Debt (Maturity—April 10, 2020)(9)	5,000	4,907	5,000

Blackbrush Oil and Gas LP(11)	Oil & Gas Exploration
		LIBOR Plus 6.50%, (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—July 30, 2021)(9)	4,000	3,972	3,250

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

March 31, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Blackhawk Specialty Tools LLC(11)	Oilfield Equipment & Services
		LIBOR Plus 5.25% (Floor 1.25%), Current Coupon 6.50%, Secured Debt (Maturity—August 1, 2019)(9)	6,141	6,109	5,972

Blue Bird Body Company(11)	School Bus Manufacturer
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—June 26, 2020)(9)	11,356	11,204	11,370

Bluestem Brands, Inc.(11)	Multi-Channel Retailer of General Merchandise
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—November 6, 2020)(9)	7,500	7,229	7,523

Brainworks Software, LLC(10)	Advertising Sales and Production and Newspaper Circulation Software
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity—July 22, 2019)(9)	6,447	6,370	6,370

Brasa Holdings Inc.(11)	Upscale Full Service Restaurants
		LIBOR Plus 9.50% (Floor 1.50%), Current Coupon 11.00%, Secured Debt (Maturity—January 20, 2020)(9)	2,143	2,130	2,148

Brundage-Bone Concrete Pumping, Inc.(11)	Construction Services Provider
		10.375% Secured Debt (Maturity—September 1, 2021)	2,500	2,500	2,588

Calloway Laboratories, Inc.(10)	Health Care Testing Facilities
		12% PIK Secured Debt (Maturity—September 30, 2015)(14)	7,287	7,238	2,948
		Warrants (125,000 equivalent shares)		17	—

				7,255	2,948

Cengage Learning Acquisitions, Inc.(11)	Provider of Educational Print and Digital Services
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—March 31, 2020)(9)	9,965	9,878	10,019

CGSC of Delaware Holdings Corp.(11)(13)	Insurance Brokerage Firm
		LIBOR Plus 7.00% (Floor 1.25%), Current Coupon 8.25%, Secured Debt (Maturity—October 16, 2020)(9)	2,000	1,976	1,740

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

March 31, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Charlotte Russe, Inc(11)	Fast-Fashion Retailer to Young Women
		LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.75%, Secured Debt (Maturity—May 22, 2019)(9)	8,925	8,803	8,742

CHI Overhead Doors, Inc.(11)	Manufacturer of Overhead Garage Doors
		LIBOR Plus 9.50% (Floor 1.50%), Current Coupon 11.00%, Secured Debt (Maturity—September 18, 2019)(9)	2,500	2,469	2,503

CJ Holding Co.(11)	Oil & Gas Equipment & Services
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—March 24, 2020)(9)	2,000	1,720	1,793

Clarius ASIG, LLC(10)	Prints & Advertising Film Financing
		12% PIK Secured Debt (Maturity—September 14, 2014)(17)	2,805	2,758	2,805

Clarius BIGS, LLC(10)	Prints & Advertising Film Financing
		12% PIK Secured Debt (Maturity—January 5, 2015)(14)(17)	4,400	4,321	1,848

Compact Power Equipment, Inc.	Equipment / Tool Rental
		12% Secured Debt (Maturity—October 1, 2017)	4,100	4,086	4,100
		Series A Preferred Stock (4,298,435 shares)(8)		1,079	2,930

				5,165	7,030

Compuware Corporation(11)	Provider of Software and Supporting Services
		LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity—December 15, 2019)(9)	15,000	14,593	14,681

Covenant Surgical Partners, Inc.(11)	Ambulatory Surgical Centers
		8.75% Secured Debt (Maturity—August 1, 2019)	2,000	2,000	2,010

CRGT Inc.(11)	Provider of Custom Software Development
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—December 19, 2020)(9)	11,925	11,678	11,716

CST Industries Inc.(11)	Storage Tank Manufacturer
		LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 7.75%, Secured Debt (Maturity—May 22, 2017)(9)	6,954	6,902	6,884

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

March 31, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Darr Equipment LP(10)	Heavy Equipment Dealer
		11.75% Current / 2% PIK Secured Debt (Maturity—April 15, 2020)	20,393	19,799	19,799
		Warrants (915,734 equivalent units)		474	474

				20,273	20,273

Digital River, Inc.(11)	Provider of Outsourced e-Commerce
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—February 12, 2021)(9)	12,000	11,813	11,910

Digity Media LLC(11)	Radio Station Operator
		LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity—February 8, 2019)(9)	7,359	7,292	7,304

Drilling Info, Inc.	Information Services for the Oil and Gas Industry
		Common Stock (3,788,865 shares)		1,335	9,920

ECP-PF Holdings Group, Inc.(10)	Fitness Club Operator
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—November 26, 2019)(9)	5,625	5,572	5,572

EnCap Energy Fund Investments(12)(13)	Investment Partnership
		LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%)(8)		3,595	3,256
		LP Interests (EnCap Energy Capital Fund VIII Co-Investors, L.P.) (Fully diluted 0.1%)(8)		2,110	1,874
		LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)(8)		2,323	2,146
		LP Interests (EnCap Flatrock Midstream Fund X, L.P.) (Fully diluted 0.3%)		478	478
		LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)(8)		5,193	5,491
		LP Interests (EnCap Flatrock Midstream Fund III, L.P.) (Fully diluted 0.2%)		258	258

				13,957	13,503

Energy and Exploration Partners, LLC(11)	Oil & Gas Exploration & Production
		LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity—January 22, 2019)(9)	9,461	9,075	7,872

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

March 31, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft)(11)	Technology-based Performance Support Solutions
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity—April 28, 2022)(9)	7,000	6,824	6,619

Extreme Reach, Inc.(11)	Integrated TV and Video Advertising Platform
		LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity—February 7, 2020)(9)	12,511	12,497	12,636

FC Operating, LLC(10)	Christian Specialty Retail Stores
		LIBOR Plus 10.75% (Floor 1.25%), Current Coupon 12.00%, Secured Debt (Maturity—November 14, 2017)(9)(14)(18)	5,400	5,335	3,223

Flavors Holdings Inc.(11)	Global Provider of Flavoring and Sweetening Products and Solutions
		LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity—April 3, 2020)(9)	11,786	11,395	11,448

Fram Group Holdings, Inc.(11)	Manufacturer of Automotive Maintenance Products
		LIBOR Plus 5.00% (Floor 1.50%), Current Coupon 6.50%, Secured Debt (Maturity—July 29, 2017)(9)	5,745	5,739	5,743
		LIBOR Plus 9.00% (Floor 1.50%), Current Coupon 10.50%, Secured Debt (Maturity—January 29, 2018)(9)	700	698	685

				6,437	6,428

GI KBS Merger Sub LLC(11)	Outsourced Janitorial Services to Retail/Grocery Customers
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—October 29, 2021)(9)	2,993	2,985	2,985
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—April 29, 2022)(9)	800	785	800

				3,770	3,785

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

March 31, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Grace Hill, LLC(10)	Online Training Tools for the Multi-Family Housing Industry
		Prime Plus 5.25% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—August 15, 2019)(9)	9,522	9,417	9,522

Great Circle Family Foods, LLC(10)	Quick Service Restaurant Franchise
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—October 28, 2019)(9)	8,000	7,921	7,921

Grupo Hima San Pablo, Inc.(11)	Tertiary Care Hospitals
		LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 8.50%, Secured Debt (Maturity—January 31, 2018)(9)	4,900	4,838	4,758
		13.75% Secured Debt (Maturity—July 31, 2018)	2,000	1,929	1,926

				6,767	6,684

GST Autoleather, Inc.(11)	Automotive Leather Manufacturer
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—July 10, 2020)(9)	9,950	9,861	9,850

Guitar Center, Inc.(11)	Musical Instruments Retailer
		6.5% Secured Debt (Maturity—April 15, 2019)	9,000	8,541	7,852

Halcon Resources Corporation(11)(13)	Oil & Gas Exploration & Production
		9.75% Unsecured Debt (Maturity—July 15, 2020)	6,925	6,349	4,882

Hostway Corporation(11)	Managed Services and Hosting Provider
		LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity—December 13, 2019)(9)	11,750	11,656	11,632
		LIBOR Plus 8.75% (Floor 1.25%), Current Coupon 10.00%, Secured Debt (Maturity—December 11, 2020)(9)	5,000	4,921	4,950

				16,577	16,582

Hunter Defense Technologies, Inc.(11)	Provider of Military and Commercial Shelters and Systems
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—August 5, 2019)(9)	9,875	9,787	9,900

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

March 31, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

ICON Health & Fitness, Inc.(11)	Producer of Fitness Products
		11.875% Secured Debt (Maturity—October 15, 2016)	6,956	6,866	6,869

iEnergizer Limited(11)(13)	Provider of Business Outsourcing Solutions
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity—May 1, 2019)(9)	9,735	9,621	9,005

Infinity Acquisition Finance Corp.(11)	Application Software for Capital Markets
		7.25% Unsecured Debt (Maturity—August 1, 2022)	4,000	4,000	3,740

Indivior Finance LLC(11)	Specialty Pharmaceutical Company Treating Opioid Dependence
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—December 19, 2019)(9)	7,406	6,968	7,036

Inn of the Mountain Gods Resort and Casino(11)	Hotel & Casino Owner & Operator
		9.25% Secured Debt (Maturity—November 30, 2020)	3,851	3,692	3,591

Insurance Technologies, LLC(10)	Illustration and Sales-automation platforms
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—December 1, 2019)(9)	5,000	4,946	4,946

iQor US Inc.(11)	Business Process Outsourcing Services Provider
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—April 1, 2021)(9)	9,962	9,771	9,489

Jackson Hewitt Tax Service Inc.(11)	Tax Preparation Service Provider
		LIBOR Plus 8.50% (Floor 1.50%), Current Coupon 10.00%, Secured Debt (Maturity—October 16, 2017)(9)	4,107	4,012	4,107

Joerns Healthcare, LLC(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—May 9, 2020)(9)	11,915	11,799	11,821

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

March 31, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

John Deere Landscapes LLC(10)	Distributor of Landscaping Supplies
		LIBOR Plus 4.00% (Floor 1.00%), Current Coupon 5.00%, Secured Debt (Maturity—December 23, 2019)(9)	8,552	8,189	8,189

Kadmon Pharmaceuticals, LLC(10)	Biopharmaceutical Company with a Hepatology Focus
		9.75% Secured Debt (Maturity—December 17, 2016)	5,000	5,000	5,000

Keypoint Government Solutions, Inc.(11)	Provider of Pre-Employment Screening Services
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity—November 13, 2017)(9)	7,007	6,955	6,972

Lansing Trade Group LLC(11)	Commodity Merchandiser
		9.25% Unsecured Debt (Maturity—February 15, 2019)	6,000	6,000	5,955

Larchmont Resources, LLC(11)	Oil & Gas Exploration & Production
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—August 7, 2019)(9)	6,878	6,827	6,281

LKCM Distribution Holdings, L.P.	Distributor of Industrial Process Equipment
		12% Current / 2.5% PIK Secured Debt (Maturity—December 23, 2018)	16,417	16,285	16,417

LKCM Headwater Investments I, L.P.(12)(13)	Investment Partnership
		LP Interests (Fully diluted 2.3%)(8)		2,250	6,117

MAH Merger Corporation(11)	Sports-Themed Casual Dining Chain
		LIBOR Plus 4.50% (Floor 1.25%), Current Coupon 5.75%, Secured Debt (Maturity—July 19, 2019)(9)	4,802	4,763	4,814

MediMedia USA, Inc.(11)	Provider of Healthcare Media and Marketing
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity—November 20, 2018)(9)	5,272	5,201	5,233

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

March 31, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Messenger, LLC(10)	Supplier of Specialty Stationery and Related Products to the Funeral Industry
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—December 5, 2019)(9)	13,097	12,982	12,982

Milk Specialties Company(11)	Processor of Nutrition Products
		LIBOR Plus 7.00% (Floor 1.25%), Current Coupon 8.25%, Secured Debt (Maturity—November 9, 2018)(9)	7,180	7,145	7,234

Minute Key, Inc.	Operator of Automated Key Duplication Kiosks
		10% Current / 2% PIK Secured Debt (Maturity—September 19, 2019)	4,844	4,800	4,800

Miramax Film NY, LLC(11)	Motion Picture Producer and Distributor
		Class B Units (12% cumulative)(8)		815	815

Modern VideoFilm, Inc.(10)	Post-Production Film Studio
		LIBOR Plus 3.50% (Floor 1.50%), Current Coupon 5.00% / 8.50% PIK, Current Coupon Plus PIK 13.50%, Secured Debt (Maturity—September 25, 2017)(9)(14)	6,302	6,125	2,035
		Warrants (1,833 equivalent shares)		151	—

				6,276	2,035

Mood Media Corporation(11)(13)	Provider of Electronic Equipment
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—May 1, 2019)(9)	13,410	13,268	13,326

MP Assets Corporation(11)	Manufacturer of Battery Components
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity—December 19, 2019)(9)	4,350	4,314	4,344

New Media Holdings II LLC(11)(13)	Local Newspaper Operator
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—June 4, 2020)(9)	14,888	14,623	14,757

Nice-Pak Products, Inc.(11)	Pre-Moistened Wipes Manufacturer
		LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.50%, Secured Debt (Maturity—June 18, 2015)(9)	12,541	12,529	12,352

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

March 31, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

North American Lifting Holdings, Inc.(11)	Construction & Farm Machinery & Heavy Trucks
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity—November 27, 2020)(9)	997	917	968

North Atlantic Trading Company, Inc.(11)	Marketer/Distributor of Tobacco Products
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity—January 13, 2020)(9)	10,719	10,632	10,605

Novitex Intermediate, LLC(11)	Provider of Document Management Services
		LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity—July 7, 2020)(9)	5,970	5,916	5,686

Ospemifene Royalty Sub LLC (QuatRx)(10)	Estrogen-Deficiency Drug Manufacturer and Distributor
		11.5% Secured Debt (Maturity—November 15, 2026)	5,205	5,205	5,205

Panolam Industries International, Inc.(11)	Decorative Laminate Manufacturer
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity—August 23, 2017)(9)	9,896	9,833	9,846

Paris Presents Incorporated(11)(13)	Branded Cosmetic and Bath Accessories
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity—December 31, 2021)(9)	2,000	1,961	2,000

Parq Holdings Limited Partnership(11)(13)	Hotel & Casino Operator
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—December 17, 2020)(9)	6,226	6,082	6,263

Permian Holdings, Inc.(11)	Storage Tank Manufacturer
		10.5% Secured Debt (Maturity—January 15, 2018)	2,755	2,733	1,515

Pernix Therapeutics Holdings, Inc.(10)(13)	Pharmaceutical Royalty—Anti-Migraine
		12% Secured Debt (Maturity—August 1, 2020)	4,000	4,000	4,000

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

March 31, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

PeroxyChem LLC(11)	Chemical Manufacturer
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—February 28, 2020)(9)	8,910	8,758	8,943

Philadelphia Energy Solutions Refining and Marketing LLC(11)	Oil & Gas Refiner
		LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity—April 4, 2018)(9)	2,940	2,912	2,820

Pike Corporation(11)	Construction and Maintenance Services for Electric Transmission and Distribution Infrastructure
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—June 22, 2022)(9)	15,000	14,636	14,925

Polyconcept Financial B.V.(11)	Promotional Products to Corporations and Consumers
		LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity—June 28, 2019)(9)	4,314	4,301	4,303

Primesight Limited(10)(13)	Outdoor Advertising Operator
		10% Secured Debt (Maturity—October 22, 2016)	8,663	8,608	7,724

PT Network, LLC(10)	Provider of Outpatient Physical Therapy and Sports Medicine Services
		LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 8.50%, Secured Debt (Maturity—November 1, 2018)(9)	11,916	11,806	11,806

QBS Parent, Inc.(11)	Provider of Software and Services to the Oil & Gas Industry
		LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 5.75%, Secured Debt (Maturity—August 7, 2021)(9)	9,975	9,883	9,800

RCHP, Inc.(11)	Regional Non-Urban Hospital Owner/Operator
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity—October 23, 2019)(9)	4,000	3,947	4,055

Recorded Books Inc.(11)	Audiobook and Digital Content Publisher
		LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25%, Secured Debt (Maturity—January 31, 2020)(9)	11,875	11,775	11,786

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

March 31, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Relativity Media, LLC(10)	Full-Scale Film and Television Production and Distribution
		10% Secured Debt (Maturity—May 30, 2015)	5,787	5,781	5,801
		15% PIK Secured Debt (Maturity—May 30, 2015)	7,691	7,665	7,730
		Class A Units (260,194 units)		292	1,149

				13,738	14,680

Renaissance Learning, Inc.(11)	Technology-based K-12 Learning Solutions
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—April 11, 2022)(9)	3,000	2,973	2,925

RGL Reservoir Operations Inc.(11)(13)	Oil & Gas Equipment and Services
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—August 13, 2021)(9)	3,980	3,870	3,017

RLJ Entertainment, Inc.(10)	Movie and TV Programming Licensee and Distributor
		LIBOR Plus 8.75% (Floor 0.25%), Current Coupon 9.00%, Secured Debt (Maturity—September 11, 2019)(9)	11,299	11,245	11,245

SAExploration, Inc.(10)(13)	Geophysical Services Provider
		Common Stock (6,472 shares)(8)		65	27

Sage Automotive Interiors, Inc(11)	Automotive Textiles Manufacturer
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity—October 8, 2021)(9)	3,000	2,972	3,000

Sagittarius Restaurants LLC (d/b/a Del Taco)(11)	Mexican/American QSR Restaurant Chain
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity—October 1, 2018)(9)	4,591	4,573	4,576

SCE Partners, LLC(10)	Hotel & Casino Operator
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—August 14, 2019)(9)	7,481	7,423	7,519

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

March 31, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Sotera Defense Solutions, Inc.(11)	Defense Industry Intelligence Services
		LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.00%, Secured Debt (Maturity—April 21, 2017)(9)	10,946	10,568	9,742

Stardust Finance Holdings, Inc.(11)	Manufacturer of Diversified Building Products
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—March 13, 2022)(9)	12,500	12,315	12,500

Subsea Global Solutions, LLC(10)	Underwater Maintenance and Repair Services
		LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.50%, Secured Debt (Maturity—March 17, 2020)(9)	4,571	4,512	4,512

Symphony Teleca Services, Inc.(11)	Outsourced Product Development
		LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 5.75%, Secured Debt (Maturity—August 7, 2019)(9)	14,000	13,876	13,930

Synagro Infrastructure Company, Inc(11)	Waste Management Services
		LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity—August 22, 2020)(9)	4,714	4,638	4,572

Targus Group International(11)	Distributor of Protective Cases for Mobile Devices
		LIBOR Plus 9.50% (Floor 1.50%), Current Coupon 11.00% / 1.00% PIK, Current Coupon Plus PIK 12.00%, Secured Debt (Maturity—May 24, 2016)(9)	4,236	4,245	3,431

TeleGuam Holdings, LLC(11)	Cable and Telecom Services Provider
		LIBOR Plus 4.00% (Floor 1.25%), Current Coupon 5.25%, Secured Debt (Maturity—December 10, 2018)(9)	6,813	6,796	6,796
		LIBOR Plus 7.50% (Floor 1.25%), Current Coupon 8.75%, Secured Debt (Maturity—June 10, 2019)(9)	2,500	2,481	2,500

				9,277	9,296

Templar Energy LLC(11)	Oil & Gas Exploration & Production
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—November 25, 2020)(9)	5,000	4,947	3,424

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

March 31, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

The Tennis Channel, Inc.(10)	Television-Based Sports Broadcasting
		Warrants (114,316 equivalent shares)		235	301

The Topps Company, Inc.(11)	Trading Cards & Confectionary
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity—October 2, 2018)(9)	1,975	1,961	1,953

Therakos, Inc.(11)	Immune System Disease Treatment
		LIBOR Plus 5.75% (Floor 1.25%), Current Coupon 7.00%, Secured Debt (Maturity—December 27, 2017)(9)	6,278	6,193	6,247

TOMS Shoes, LLC(11)	Global Designer, Distributor, and Retailer of Casual Footwear
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—October 30, 2020)(9)	5,000	4,527	4,644

Travel Leaders Group, LLC(11)	Travel Agency Network Provider
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—December 5, 2018)(9)	12,281	12,151	12,312

UniTek Global Services, Inc.(11)	Provider of Outsourced Infrastructure Services
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—January 13, 2019)(9)	1,513	1,513	1,513
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—January 13, 2019)(9)	2,826	2,826	2,826
		15% PIK Unsecured Debt (Maturity—July 13, 2019)	574	574	574
		Common Stock (705,054 shares)		4,935	4,935

				9,848	9,848

Universal Fiber Systems, LLC(10)	Manufacturer of Synthetic Fibers
		LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25%, Secured Debt (Maturity—January 31, 2019)(9)	5,062	5,052	5,011

Universal Wellhead Services Holdings, LLC(10)	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
		Class A Units (4,000,000 units)(8)		4,000	4,000

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

March 31, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

US Joiner Holding Company(11)	Marine Interior Design and Installation
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—April 16, 2020)(9)	7,425	7,393	7,407

Vantage Oncology, LLC(11)	Outpatient Radiation Oncology Treatment Centers
		9.5% Secured Debt (Maturity—June 5, 2017)	11,050	10,898	10,664

Virtex Enterprises, LP(10)	Specialty, Full-Service Provider of Complex Electronic Manufacturing Services
		12% Secured Debt (Maturity—December 27, 2018)	1,667	1,488	1,489
		Preferred Class A Units (14 units; 5% cumulative)(8)		333	333
		Warrants (11 equivalent units)		186	186

				2,007	2,008

Vision Solutions, Inc.(11)	Provider of Information Availability Software
		LIBOR Plus 4.50% (Floor 1.50%), Current Coupon 6.00%, Secured Debt (Maturity—July 23, 2016)(9)	3,413	3,405	3,405
		LIBOR Plus 8.00% (Floor 1.50%), Current Coupon 9.50%, Secured Debt (Maturity—July 23, 2017)(9)	5,000	4,959	5,012

				8,364	8,417

Volusion, LLC	Provider of Online Software-as-a-Service eCommerce Solutions
		10.5% Secured Debt (Maturity—January 26, 2020)	17,500	16,024	16,025
		Warrants (950,618 equivalent units)		1,400	1,400
		Preferred Member Units (4,876,670 units)		14,000	14,000

				31,424	31,425

Western Dental Services, Inc.(11)	Dental Care Services
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—November 1, 2018)(9)	5,395	5,391	4,965

Wilton Brands LLC(11)	Specialty Housewares Retailer
		LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity—August 30, 2018)(9)	1,725	1,703	1,657

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

March 31, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Worley Claims Services, LLC(10)	Insurance Adjustment Management and Services Provider
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity—October 31, 2020)(9)	6,484	6,423	6,517

Zilliant Incorporated	Price Optimization and Margin Management Solutions
		Preferred Stock (186,777 shares)		154	211
		Warrants (952,500 equivalent shares)		1,071	1,071

				1,225	1,282

Subtotal Non-Control/Non-Affiliate Investments (55.4% of total investments at fair value)				983,942	968,009

Total Portfolio Investments, March 31, 2015				1,600,831	1,737,323

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

March 31, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Marketable Securities and Idle Funds Investments

Other Marketable Securities and Idle Funds Investments(13)(15)	Investments in Marketable Securities and Diversified, Registered Bond Funds
				11,235	9,948

Subtotal Marketable Securities and Idle Funds Investments (0.6% of total investments at fair value)				11,235	9,948

Total Investments, March 31, 2015				$1,612,066	$1,747,271

(1)
All investments are Lower Middle Market portfolio investments, unless otherwise noted. All of the Company's investments, unless otherwise noted, are encumbered either as security for the Company's Credit Agreement or in support of the SBA-guaranteed debentures issued by the Funds.

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

(16)
External Investment Manager. Investment is not encumbered as security for the Company's Credit Agreement or in support of the SBA-guaranteed debentures issued by the Funds.

(17)
Maturity date is under on-going negotiations with the portfolio company and other lenders, if applicable.

(18)
Portfolio company is in a bankruptcy process and, as such, the maturity date of our debt investments in this portfolio company will not be finally determined until such process is complete. As noted in footnote (14), our debt investments in this portfolio company are on non-accrual status.

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2014

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Control Investments(5)

ASC Interests, LLC	Recreational and Educational Shooting Facility
		11% Secured Debt (Maturity—July 31, 2018)	3,000	2,954	3,000
		Member Units (1,500 units)(8)		1,500	1,970

				4,454	4,970

Bond-Coat, Inc.	Casing and Tubing Coating Services
		12% Secured Debt (Maturity—December 28, 2017)	13,570	13,446	13,570
		Common Stock (57,508 shares)		6,350	11,210

				19,796	24,780

Café Brazil, LLC	Casual Restaurant Group
		Member Units (1,233 units)(8)		1,742	6,980

California Healthcare Medical Billing, Inc.	Outsourced Billing and Revenue Cycle Management
		9% Secured Debt (Maturity—October 17, 2016)	8,703	8,568	8,703
		Warrants (466,947 equivalent shares)		1,193	3,480
		Common Stock (207,789 shares)		1,177	1,460

				10,938	13,643

CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units (416 units)(8)		1,300	27,200

Ceres Management, LLC (Lambs Tire & Automotive)	Aftermarket Automotive Services Chain
		14% Secured Debt (Maturity—May 31, 2018)	3,916	3,916	3,916
		Class B Member Units (12% cumulative)(8)		4,048	4,048
		Member Units (5,460 units)		5,273	2,510
		9.5% Secured Debt (Lamb's Real Estate Investment I, LLC) (Maturity—October 1, 2025)	968	968	968
		Member Units (Lamb's Real Estate Investment I, LLC) (1,000 units)(8)		625	1,240

				14,830	12,682

Datacom, LLC	Technology and Telecommunications Provider
		10.5% Secured Debt (Maturity—May 31, 2019)	11,205	11,103	11,103
		Preferred Member Units (6,453 units)		6,030	6,030

				17,133	17,133

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2014

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Garreco, LLC	Manufacturer and Supplier of Dental Products
		14% Secured Debt (Maturity—January 12, 2018)	5,400	5,320	5,320
		Member Units (1,200 units)(8)		1,200	1,360

				6,520	6,680

GRT Rubber Technologies LLC	Engineered Rubber Product Manufacturer
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—December 19, 2019)(9)	16,750	16,585	16,585
		Member Units (5,879 units)		13,065	13,065

				29,650	29,650

Gulf Manufacturing, LLC	Manufacturer of Specialty Fabricated Industrial Piping Products
		9% PIK Secured Debt (Ashland Capital IX, LLC) (Maturity—June 30, 2017)	744	744	744
		Member Units (438 units)(8)		2,980	16,540

				3,724	17,284

Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
		12% Secured Debt (Maturity—June 4, 2015)	5,487	5,409	5,487
		Preferred Stock (8% cumulative)(8)		1,260	1,260
		Common Stock (105,880 shares)		718	1,830

				7,387	8,577

Hawthorne Customs and Dispatch Services, LLC	Facilitator of Import Logistics, Brokerage, and Warehousing
		Member Units (500 units)(8)		589	370
		Member Units (Wallisville Real Estate, LLC) (588,210 units)(8)		1,215	2,220

				1,804	2,590

Hydratec, Inc.	Designer and Installer of Micro-Irrigation Systems
		Common Stock (7,095 shares)(8)		7,095	13,720

IDX Broker, LLC	Provider of Marketing and CRM Tools for the Real Estate Industry
		LIBOR Plus 6.50% (Floor 1.50%), Current Coupon 8.00%, Secured Debt (Maturity—November 18, 2018)(9)	125	125	125
		12.5% Secured Debt (Maturity—November 18, 2018)	10,571	10,483	10,571
		Member Units (5,029 units)		5,029	5,450

				15,637	16,146

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2014

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Impact Telecom, Inc.	Telecommunications Services Provider
		LIBOR Plus 6.50% (Floor 2.00%), Current Coupon 8.50%, Secured Debt (Maturity—May 31, 2018)(9)	1,575	1,569	1,569
		13% Secured Debt (Maturity—May 31, 2018)	22,500	15,515	15,515
		Warrants (5,516,667 equivalent shares)		8,000	4,160

				25,084	21,244

Indianapolis Aviation Partners, LLC	Fixed Base Operator
		15% Secured Debt (Maturity—January 15, 2015)	3,100	3,100	3,100
		Warrants (1,046 equivalent units)		1,129	2,540

				4,229	5,640

Jensen Jewelers of Idaho, LLC	Retail Jewelry Store
		Prime Plus 6.75% (Floor 3.25%), Current Coupon 10.00%, Secured Debt (Maturity—November 14, 2016)(9)	3,655	3,618	3,655
		Member Units (627 units)(8)		811	3,580

				4,429	7,235

Lighting Unlimited, LLC	Commercial and Residential Lighting Products and Design Services
		8% Secured Debt (Maturity—August 22, 2015)	1,550	1,550	1,550
		Preferred Equity (non-voting)		439	439
		Warrants (71 equivalent units)		54	40
		Member Units (700 units)(8)		100	360

				2,143	2,389

Marine Shelters Holdings, LLC (LoneStar Marine Shelters)	Fabricator of Marine and Industrial Shelters
		12% Secured Debt (Maturity—December 28, 2017)	10,250	10,112	10,112
		Preferred Member Units (2,669 units)		3,750	3,750

				13,862	13,862

Mid-Columbia Lumber Products, LLC	Manufacturer of Finger-Jointed Lumber Products
		10% Secured Debt (Maturity—December 18, 2017)	1,750	1,750	1,750
		12% Secured Debt (Maturity—December 18, 2017)	3,900	3,900	3,900
		Member Units (2,829 units)(8)		1,244	10,180
		9.5% Secured Debt (Mid—Columbia Real Estate, LLC) (Maturity—May 13, 2025)	927	927	927
		Member Units (Mid—Columbia Real Estate, LLC) (250 units)(8)		250	550

				8,071	17,307

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2014

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

MSC Adviser I, LLC(16)	Third Party Investment Advisory Services
		Member Units (Fully diluted 100.0%)(8)		—	15,580

Mystic Logistics, Inc	Logistics and Distribution Services Provider for Large Volume Mailers
		12% Secured Debt (Maturity—August 15, 2019)	10,000	9,790	9,790
		Common Stock (5,873 shares)		2,720	2,720

				12,510	12,510

NAPCO Precast, LLC	Precast Concrete Manufacturing
		Prime Plus 2.00% (Floor 7.00%), Current Coupon 9.00%, Secured Debt (Maturity—September 1, 2015)(9)	625	615	625
		Prime Plus 2.00% (Floor 7.00%), Current Coupon 9.00%, Secured Debt (Maturity—February 1, 2016)(9)	2,923	2,915	2,923
		18% Secured Debt (Maturity—February 1, 2016)	4,468	4,440	4,468
		Member Units (2,955 units)(8)		2,975	7,560

				10,945	15,576

NRI Clinical Research, LLC	Clinical Research Service Provider
		14% Secured Debt (Maturity—September 8, 2016)	4,889	4,779	4,779
		Warrants (251,723 equivalent units)		252	160
		Member Units (671,233 units)		671	722

				5,702	5,661

NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		12% Secured Debt (Maturity—December 22, 2016)	12,100	11,590	11,590
		Warrants (14,331 equivalent units)		817	970
		Member Units (50,877 units)(8)		2,900	3,190

				15,307	15,750

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
		Common Stock (1,500 shares)(8)		1,080	13,420
Pegasus Research Group, LLC (Televerde)	Provider of Telemarketing and Data Services
		Member Units (460 units)(8)		1,290	5,860

PPL RVs, Inc.	Recreational Vehicle Dealer
		11.1% Secured Debt (Maturity—June 10, 2015)	7,860	7,848	7,860
		Common Stock (1,961 shares)		2,150	8,160

				9,998	16,020

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2014

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Principle Environmental, LLC	Noise Abatement Service Provider
		12% Secured Debt (Maturity—April 30, 2017)	4,060	3,813	4,060
		12% Current / 2% PIK Secured Debt (Maturity—April 30, 2017)	3,244	3,227	3,244
		Preferred Member Units (19,631 units)		4,663	11,830
		Warrants (1,036 equivalent units)		1,200	720

				12,903	19,854

River Aggregates, LLC	Processor of Construction Aggregates
		Zero Coupon Secured Debt (Maturity—June 30, 2018)	750	468	468
		12% Secured Debt (Maturity—June 30, 2018)	500	500	500
		Member Units (1,150 units)(8)		1,150	2,570
		Member Units (RA Properties, LLC) (1,500 units)		369	369

				2,487	3,907

SoftTouch Medical Holdings LLC	Home Provider of Pediatric Durable Medical Equipment
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—October 31, 2019)(9)	8,500	8,417	8,417
		Member Units (4,526 units)		5,015	5,015

				13,432	13,432

Southern RV, LLC	Recreational Vehicle Dealer
		13% Secured Debt (Maturity—August 8, 2018)	11,400	11,266	11,400
		Member Units (1,680 units)(8)		1,680	4,920
		13% Secured Debt (Southern RV Real Estate, LLC) (Maturity—August 8, 2018)	3,250	3,212	3,250
		Member Units (Southern RV Real Estate, LLC) (480 units)		480	470

				16,638	20,040

The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
		9% Secured Debt (Maturity—October 8, 2018)	2,724	2,724	2,724
		Series A Preferred Units (2,500 units; 10% Cumulative)		2,500	980
		Warrants (1,424 equivalent units)		1,096	—
		Member Units (MPI Real Estate Holdings, LLC) (100% Fully diluted)(8)		2,300	2,300

				8,620	6,004

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2014

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Travis Acquisition LLC	Manufacturer of Aluminum Trailers
		12% Secured Debt (Maturity—August 30, 2018)	4,693	4,617	4,693
		Member Units (7,282 units)		7,100	13,650

				11,717	18,343

Uvalco Supply, LLC	Farm and Ranch Supply Store
		9% Secured Debt (Maturity—January 1, 2019)	1,802	1,802	1,802
		Member Units (1,006 units)(8)		1,113	3,500

				2,915	5,302

Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage
		13% Secured Debt (Maturity—December 23, 2016)	3,204	3,169	3,154
		Series A Preferred Stock (3,000,000 shares)		3,000	3,250
		Common Stock (1,126,242 shares)		3,706	100

				9,875	6,504

Ziegler's NYPD, LLC	Casual Restaurant Group
		Prime Plus 2.00% (Floor 7.00%), Current Coupon 9.00%, Secured Debt (Maturity—October 1, 2018)(9)	1,500	1,491	1,491
		9% Current / 9% PIK Secured Debt (Maturity—October 1, 2018)	5,509	5,509	4,880
		Warrants (587 equivalent units)		600	—

				7,600	6,371

Subtotal Control Investments (29.9% of total investments at fair value)				342,847	469,846

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2014

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Affiliate Investments(6)

AFG Capital Group, LLC	Provider of Rent-to-Own Financing Solutions and Services
		11% Secured Debt (Maturity—November 7, 2019)	6,800	6,465	6,465
		Warrants (42 equivalent units)		259	259
		Member Units (186 units)		1,200	1,200

				7,924	7,924

Boss Industries, LLC	Manufacturer and Distributor of Air Compressors, Auxiliary Power Units, Gas Booster Systems and Vapor Recovery Systems
		Preferred Member Units (2,242 units)		2,000	2,000

Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions Provider
		13% Secured Debt (Maturity—April 18, 2017)	6,000	5,837	5,837
		Warrants (19 equivalent shares)		200	710

				6,037	6,547

Brightwood Capital Fund III, LP(12)(13)	Investment Partnership
		LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 9.1%)(8)		8,448	8,448

CAI Software LLC	Provider of Specialized Enterprise Resource Planning Software
		12% Secured Debt (Maturity—October 10, 2019)	5,400	5,348	5,348
		Member Units (65,356 units)		654	654

				6,002	6,002

Condit Exhibits, LLC	Tradeshow Exhibits / Custom Displays Provider
		Member Units (3,936 units)(8)		100	610

Congruent Credit Opportunities Funds(12)(13)	Investment Partnership
		LP Interests (Congruent Credit Opportunities Fund II, LP) (Fully diluted 19.8%)(8)		18,575	18,378
		LP Interests (Congruent Credit Opportunities Fund III, LP) (Fully diluted 17.4%)(8)		7,734	7,734

				26,309	26,112

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2014

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Daseke, Inc.	Specialty Transportation Provider
		12% Current / 2.5% PIK Secured Debt (Maturity—July 31, 2018)	20,723	20,403	20,723
		Common Stock (19,467 shares)		5,213	13,780

				25,616	34,503

Dos Rios Partners(12)(13)	Investment Partnership
		LP Interests (Dos Rios Partners, LP) (Fully diluted 20.2%)(8)		2,325	2,325
		LP Interests (Dos Rios Partners—A, LP) (Fully diluted 6.4%)(8)		738	738

				3,063	3,063

East Teak Fine Hardwoods, Inc.	Distributor of Hardwood Products
		Common Stock (5,000 shares)(8)		480	860

East West Copolymer & Rubber, LLC	Manufacturer of Synthetic Rubbers
		12% Secured Debt (Maturity—October 17, 2019)	9,600	9,436	9,436
		Warrants (1,823,278 equivalent units)		50	50

				9,486	9,486

Freeport Financial SBIC Fund LP(12)(13)	Investment Partnership
		LP Interests (Fully diluted 9.9%)(8)		4,677	4,677

Gault Financial, LLC (RMB Capital, LLC)	Purchases and Manages Liquidation of Distressed Assets
		10% Secured Debt (Maturity—November 21, 2016)	13,046	12,749	10,782
		Warrants (29,025 equivalent units)		400	—

				13,149	10,782

Glowpoint, Inc.	Provider of Cloud Managed Video Collaboration Services
		8% Secured Debt (Maturity—October 18, 2018)	400	396	396
		12% Secured Debt (Maturity—October 18, 2018)	9,000	8,909	8,909
		Common Stock (7,711,517 shares)		3,958	8,480

				13,263	17,785

Guerdon Modular Holdings, Inc.	Multi-Family and Commercial Modular Construction Company
		11% Secured Debt (Maturity—August 13, 2019)	11,200	11,044	11,044
		Common Stock (213,221 shares)		2,400	2,400

				13,444	13,444

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2014

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Houston Plating and Coatings, LLC	Provider of Plating and Industrial Coating Services
		Member Units (248,082 units)(8)		996	11,470

Indianhead Pipeline Services, LLC	Provider of Pipeline Support Services
		12% Secured Debt (Maturity—February 6, 2017)	6,900	6,625	6,625
		Preferred Member Units (28,905 units; 8% cumulative)(8)		1,960	1,960
		Warrants (38,193 equivalent units)		459	—
		Member Units (14,732 units)		1	—

				9,045	8,585

irth Solutions, LLC	Provider of Damage Prevention Information Technology Services
		Member Units (128 units)(8)		624	3,960

KBK Industries, LLC	Specialty Manufacturer of Oilfield and Industrial Products
		12.5% Secured Debt (Maturity—September 28, 2017)	8,250	8,198	8,250
		Member Units (250 units)(8)		341	6,120

				8,539	14,370

L.F. Manufacturing Holdings, LLC(10)	Manufacturer of Fiberglass Products
		Member Units (2,000,000 units)(8)		2,019	2,374

MPS Denver, LLC	Specialty Card Printing
		Member Units (13,800 units)		1,130	1,130

OnAsset Intelligence, Inc.	Provider of Transportation Monitoring / Tracking Products and Services
		12% PIK Secured Debt (Maturity—March 31, 2015)	3,553	3,553	3,553
		Preferred Stock (912 shares; 7% cumulative)(8)		1,947	2,700
		Warrants (5,333 equivalent shares)		1,919	—

				7,419	6,253

OPI International Ltd.(13)	Provider of Man Camp and Industrial Storage Services
		Common Stock (20,766,317 shares)		1,371	4,971

PCI Holding Company, Inc.	Manufacturer of Industrial Gas Generating Systems
		Preferred Stock (1,500,000 shares; 20% cumulative)(8)		2,259	4,430

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2014

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Quality Lease and Rental Holdings, LLC	Provider of Rigsite Accommodation Unit Rentals and Related Services
		8% Secured Debt (Maturity—October 1, 2014)(14)(18)	157	157	157
		12% Secured Debt (Maturity—January 8, 2018)(14)(18)	36,577	36,073	11,500
		Preferred Member Units (Rocaciea, LLC) (250 units)		2,500	—

				38,730	11,657

Radial Drilling Services Inc.	Oil and Gas Technology Provider
		12% Secured Debt (Maturity—November 22, 2016)	4,200	3,792	3,792
		Warrants (316 equivalent shares)		758	—

				4,550	3,792

Samba Holdings, Inc.	Provider of Intelligent Driver Record Monitoring Software and Services
		12.5% Secured Debt (Maturity—November 17, 2016)	26,418	26,188	26,418
		Common Stock (170,963 shares)		2,087	6,030

				28,275	32,448

SYNEO, LLC	Manufacturer of Automation Machines, Specialty Cutting Tools and Punches
		12% Secured Debt (Maturity—July 13, 2016)	2,700	2,674	2,674
		Member Units (1,177 units)(8)		1,097	801
		10% Secured Debt (Leadrock Properties, LLC) (Maturity—May 4, 2026)	1,440	1,415	1,415

				5,186	4,890

Tin Roof Acquisition Company	Casual Restaurant Group
		12% Secured Debt (Maturity—November 30, 2018)	14,100	13,861	13,861
		Class C Preferred Stock (Fully diluted 10.0%; 10% cumulative)(8)		2,241	2,241

				16,102	16,102

Subtotal Affiliate Investments (17.7% of total investments at fair value)				266,243	278,675

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2014

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Non-Control/Non-Affiliate Investments(7)

Accuvant Finance, LLC(11)	Cyber Security Value Added Reseller
		LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 5.75%, Secured Debt (Maturity—October 22, 2020)(9)	5,597	5,546	5,583

Allflex Holdings III Inc.(11)	Manufacturer of Livestock Identification Products
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—July 19, 2021)(9)	6,000	5,937	5,888

AM General LLC(11)	Specialty Vehicle Manufacturer
		LIBOR Plus 9.00% (Floor 1.25%), Current Coupon 10.25%, Secured Debt (Maturity—March 22, 2018)(9)	2,550	2,496	2,282

AM3 Pinnacle Corporation(10)	Provider of Comprehensive Internet, TV and Voice Services for Multi-Dwelling Unit Properties
		10% Secured Debt (Maturity—October 22, 2018)	21,002	20,863	20,863
		Common Stock (60,240 shares)		2,000	1,840

				22,863	22,703

AmeriTech College, LLC	For-Profit Nursing and Healthcare College
		10% Secured Debt (Maturity—November 30, 2019)	979	979	979
		10% Secured Debt (Maturity—January 31, 2020)	6,050	6,050	6,050

				7,029	7,029

AMF Bowling Centers, Inc.(11)	Bowling Alley Operator
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—September 18, 2021)(9)	4,988	4,915	4,913

Anchor Hocking, LLC(11)	Household Products Manufacturer
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75% / 1.75% PIK, Current Coupon Plus PIK 9.50%, Secured Debt (Maturity—May 21, 2020)(9)	10,916	10,842	6,559

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2014

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

AP Gaming I, LLC(10)	Developer, Manufacturer, and Operator of Gaming Machines
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity—December 20, 2020)(9)	6,930	6,744	6,930

Applied Products, Inc.(10)	Adhesives Distributor
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—September 30, 2019)(9)	6,236	6,170	6,170

Aptean, Inc.(11)	Enterprise Application Software Provider
		LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25%, Secured Debt (Maturity—February 26, 2020)(9)	7,667	7,642	7,450

Artel, LLC(11)	Land-Based and Commercial Satellite Provider
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity—November 27, 2017)(9)	4,594	4,549	4,548

ATS Workholding, Inc.(10)	Manufacturer of Machine Cutting Tools and Accessories
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—March 10, 2019)(9)	6,558	6,506	6,506

Beers Enterprises, Inc.(10)	Provider of Broadcast Video Transport Services
		Prime Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—March 19, 2019)(9)	6,263	6,210	6,210

Bioventus LLC(10)	Production of Orthopedic Healing Products
		LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.00%, Secured Debt (Maturity—April 10, 2020)(9)	5,000	4,903	4,987

Blackbrush Oil and Gas LP(11)	Oil & Gas Exploration
		LIBOR Plus 6.50%, (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—July 30, 2021)(9)	4,000	3,971	3,320

Blackhawk Specialty Tools LLC(11)	Oilfield Equipment & Services
		LIBOR Plus 5.25% (Floor 1.25%), Current Coupon 6.50%, Secured Debt (Maturity—August 1, 2019)(9)	6,224	6,189	6,131

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2014

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Blue Bird Body Company(11)	School Bus Manufacturer
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—June 26, 2020)(9)	11,500	11,339	11,443

Bluestem Brands, Inc.(11)	Multi-Channel Retailer of General Merchandise
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—November 6, 2020)(9)	7,500	7,213	7,237

Brainworks Software, LLC(10)	Advertising Sales and Production and Newspaper Circulation Software
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity—July 22, 2019)(9)	6,263	6,182	6,182

Brasa Holdings Inc.(11)	Upscale Full Service Restaurants
		LIBOR Plus 9.50% (Floor 1.50%), Current Coupon 11.00%, Secured Debt (Maturity—January 20, 2020)(9)	2,143	2,128	2,121

Brundage-Bone Concrete Pumping, Inc.(11)	Construction Services Provider
		10.375% Secured Debt (Maturity—September 1, 2021)	2,500	2,500	2,556

Calloway Laboratories, Inc.(10)	Health Care Testing Facilities
		12% PIK Secured Debt (Maturity—September 30, 2015)(14)	7,225	7,176	2,878
		Warrants (125,000 equivalent shares)		17	—

				7,193	2,878

Cedar Bay Generation Company LP(11)	Coal-Fired Cogeneration Plant
		LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity—April 23, 2020)(9)	2,476	2,457	2,458

Cengage Learning Acquisitions, Inc.(11)	Provider of Educational Print and Digital Services
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—March 31, 2020)(9)	4,000	3,990	3,975

CGSC of Delaware Holdings Corp.(11)(13)	Insurance Brokerage Firm
		LIBOR Plus 7.00% (Floor 1.25%), Current Coupon 8.25%, Secured Debt (Maturity—October 16, 2020)(9)	2,000	1,975	1,780

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2014

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Charlotte Russe, Inc(11)	Fast-Fashion Retailer to Young Women
		LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.75%, Secured Debt (Maturity—May 22, 2019)(9)	4,938	4,900	4,822

CHI Overhead Doors, Inc.(11)	Manufacturer of Overhead Garage Doors
		LIBOR Plus 9.50% (Floor 1.50%), Current Coupon 11.00%, Secured Debt (Maturity—September 18, 2019)(9)	2,500	2,467	2,475

Clarius ASIG, LLC(10)	Prints & Advertising Film Financing
		12% PIK Secured Debt (Maturity—September 14, 2014)(17)	2,723	2,663	2,723

Clarius BIGS, LLC(10)	Prints & Advertising Film Financing
		12% PIK Secured Debt (Maturity—January 5, 2015)(14)	4,400	4,285	1,848

Compact Power Equipment, Inc.	Equipment / Tool Rental
		12% Secured Debt (Maturity—October 1, 2017)	4,100	4,085	4,100
		Series A Preferred Stock (4,298,435 shares; 8% cumulative)(8)		1,079	2,401

				5,164	6,501

Covenant Surgical Partners, Inc.(11)	Ambulatory Surgical Centers
		8.75% Secured Debt (Maturity—August 1, 2019)	2,000	2,000	2,020

CRGT Inc.(11)	Provider of Custom Software Development
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—December 19, 2020)(9)	10,000	9,800	9,850

CST Industries Inc.(11)	Storage Tank Manufacturer
		LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 7.75%, Secured Debt (Maturity—May 22, 2017)(9)	7,109	7,050	7,037

Darr Equipment LP(10)	Heavy Equipment Dealer
		11.75% Current / 2% PIK Secured Debt (Maturity—April 15, 2020)	20,291	19,676	19,676
		Warrants (915,734 equivalent units)		474	474

				20,150	20,150

Digity Media LLC(11)	Radio Station Operator
		LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity—February 10, 2019)(9)	7,406	7,335	7,387

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2014

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Drilling Info, Inc.	Information Services for the Oil and Gas Industry
		Common Stock (3,788,865 shares)		1,335	9,920

ECP-PF Holdings Group, Inc.(10)	Fitness Club Operator
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—November 26, 2019)(9)	5,625	5,570	5,570

EnCap Energy Fund Investments(12)(13)	Investment Partnership
		LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%)(8)		3,430	3,240
		LP Interests (EnCap Energy Capital Fund VIII Co-Investors, L.P.) (Fully diluted 0.4%)(8)		1,561	1,325
		LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)(8)		1,654	1,477
		LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 1.0%)(8)		4,586	4,567
		LP Interests (EnCap Flatrock Midstream Fund III, L.P.) (Fully diluted 0.8%)		184	184

				11,415	10,793

Energy and Exploration Partners, LLC(11)	Oil & Gas Exploration & Production
		LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity—January 22, 2019)(9)	9,461	9,054	6,788

e-Rewards, Inc.(11)	Provider of Digital Data Collection
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—October 29, 2018)(9)	12,687	12,518	12,560

Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft)(11)	Technology-based Performance Support Solutions
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity—April 28, 2022)(9)	3,000	2,979	2,845

FC Operating, LLC(10)	Christian Specialty Retail Stores
		LIBOR Plus 10.75% (Floor 1.25%), Current Coupon 12.00%, Secured Debt (Maturity—November 14, 2017)(9)	5,400	5,330	4,132

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2014

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

FishNet Security, Inc.(11)	Information Technology Value-Added Reseller
		LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity—November 30, 2017)(9)	7,840	7,791	7,840

Flavors Holdings Inc.(11)	Global Provider of Flavoring and Sweetening Products and Solutions
		LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity—April 30, 2020)(9)	4,938	4,746	4,728

Fram Group Holdings, Inc.(11)	Manufacturer of Automotive Maintenance Products
		LIBOR Plus 5.00% (Floor 1.50%), Current Coupon 6.50%, Secured Debt (Maturity—July 29, 2017)(9)	5,935	5,928	5,907
		LIBOR Plus 9.00% (Floor 1.50%), Current Coupon 10.50%, Secured Debt (Maturity—January 29, 2018)(9)	700	698	684

				6,626	6,591

GI KBS Merger Sub LLC(11)	Outsourced Janitorial Services to Retail/Grocery Customers
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—April 29, 2022)(9)	800	784	796

Grace Hill, LLC(10)	Online Training Tools for the Multi-Family Housing Industry
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—August 15, 2019)(9)	9,546	9,436	9,436

Grupo Hima San Pablo, Inc.(11)	Tertiary Care Hospitals
		LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 8.50%, Secured Debt (Maturity—January 31, 2018)(9)	4,913	4,846	4,775
		13.75% Secured Debt (Maturity—July 31, 2018)	2,000	1,925	1,920

				6,771	6,695

GST Autoleather, Inc.(11)	Automotive Leather Manufacturer
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—July 10, 2020)(9)	9,975	9,882	9,825

Guitar Center, Inc.(11)	Musical Instruments Retailer
		6.5% Secured Debt (Maturity—April 15, 2019)	7,000	6,817	6,020

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2014

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Halcon Resources Corporation(11)(13)	Oil & Gas Exploration & Production
		9.75% Unsecured Debt (Maturity—July 15, 2020)	6,925	6,335	5,194

Hostway Corporation(11)	Managed Services and Hosting Provider
		LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity—December 13, 2019)(9)	9,750	9,671	9,652
		LIBOR Plus 8.75% (Floor 1.25%), Current Coupon 10.00%, Secured Debt (Maturity—December 11, 2020)(9)	5,000	4,917	4,950

				14,588	14,602

Hunter Defense Technologies, Inc.(11)	Provider of Military and Commercial Shelters and Systems
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—August 5, 2019)(9)	9,875	9,783	9,752

ICON Health & Fitness, Inc.(11)	Producer of Fitness Products
		11.875% Secured Debt (Maturity—October 15, 2016)	4,385	4,323	4,122

iEnergizer Limited(11)(13)	Provider of Business Outsourcing Solutions
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity—May 1, 2019)(9)	10,029	9,905	9,277

Infinity Acquisition Finance Corp.(11)	Application Software for Capital Markets
		7.25% Unsecured Debt (Maturity—August 1, 2022)	4,000	4,000	3,620

Inn of the Mountain Gods Resort and Casino(11)	Hotel & Casino Owner & Operator
		9.25% Secured Debt (Maturity—November 30, 2020)	3,851	3,687	3,697

iQor US Inc.(11)	Business Process Outsourcing Services Provider
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—April 1, 2021)(9)	9,987	9,789	9,288

Jackson Hewitt Tax Service Inc.(11)	Tax Preparation Service Provider
		LIBOR Plus 8.50% (Floor 1.50%), Current Coupon 10.00%, Secured Debt (Maturity—October 16, 2017)(9)	4,509	4,396	4,509

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2014

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Joerns Healthcare, LLC(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—May 9, 2020)(9)	9,950	9,853	9,838

John Deere Landscapes LLC(10)	Distributor of Landscaping Supplies
		LIBOR Plus 4.00% (Floor 1.00%), Current Coupon 5.00%, Secured Debt (Maturity—December 23, 2019)(9)	8,573	8,193	8,193

Keypoint Government Solutions, Inc.(11)	Provider of Pre-Employment Screening Services
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity—November 13, 2017)(9)	4,726	4,668	4,702

Lansing Trade Group LLC(11)	Commodity Merchandiser
		9.25% Unsecured Debt (Maturity—February 15, 2019)	6,000	6,000	5,610

Larchmont Resources, LLC(11)	Oil & Gas Exploration & Production
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—August 7, 2019)(9)	6,895	6,842	6,636

LKCM Distribution Holdings, L.P.	Distributor of Industrial Process Equipment
		12% Current / 2.5% PIK Secured Debt (Maturity—December 23, 2018)	16,417	16,278	16,417

LKCM Headwater Investments I, L.P.(12)(13)	Investment Partnership
		LP Interests (Fully diluted 2.3%)(8)		2,250	5,764

MAH Merger Corporation(11)	Sports-Themed Casual Dining Chain
		LIBOR Plus 4.50% (Floor 1.25%), Current Coupon 5.75%, Secured Debt (Maturity—July 19, 2019)(9)	7,258	7,198	7,276

MediMedia USA, Inc.(11)	Provider of Healthcare Media and Marketing
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity—November 20, 2018)(9)	5,411	5,292	5,289

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2014

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Messenger, LLC(10)	Supplier of Specialty Stationary and Related Products to the Funeral Industry
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—December 5, 2019)(9)	13,639	13,518	13,518

Milk Specialties Company(11)	Processor of Nutrition Products
		LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity—November 9, 2018)(9)	7,847	7,806	7,670

Minute Key, Inc.	Operator of Automated Key Duplication Kiosks
		10% Current / 2% PIK Secured Debt (Maturity—September 19, 2019)	4,023	3,985	3,985

Miramax Film NY, LLC(11)	Motion Picture Producer and Distributor
		Class B Units (12% cumulative)(8)		792	792

Modern VideoFilm, Inc.(10)	Post-Production Film Studio
		LIBOR Plus 3.50% (Floor 1.50%), Current Coupon 5.00% / 8.50% PIK, Current Coupon Plus PIK 13.50%, Secured Debt (Maturity—September 25, 2017)(9)(14)	6,302	6,119	1,954
		Warrants (1,375 equivalent shares)		151	1

				6,270	1,955

Mood Media Corporation(11)(13)	Provider of Electronic Equipment
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—May 1, 2019)(9)	12,193	12,053	11,964

MP Assets Corporation(11)	Manufacturer of Battery Components
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity—December 19, 2019)(9)	4,416	4,378	4,394

New Media Holdings II LLC(11)(13)	Local Newspaper Operator
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—June 4, 2020)(9)	14,925	14,649	14,776

Nice-Pak Products, Inc.(11)	Pre-Moistened Wipes Manufacturer
		LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.50%, Secured Debt (Maturity—June 18, 2015)(9)	12,541	12,518	12,478

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2014

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

North Atlantic Trading Company, Inc.(11)	Marketer/Distributor of Tobacco Products
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity—January 13, 2020)(9)	7,426	7,361	7,305

Novitex Intermediate, LLC(11)	Provider of Document Management Services
		LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity—July 7, 2020)(9)	5,985	5,929	5,746

Ospemifene Royalty Sub LLC (QuatRx)(10)	Estrogen-Deficiency Drug Manufacturer and Distributor
		11.5% Secured Debt (Maturity—November 15, 2026)	5,205	5,205	5,205

Panolam Industries International, Inc.(11)	Decorative Laminate Manufacturer
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity—August 23, 2017)(9)	6,994	6,949	6,889

Parq Holdings Limited Partnership(11)(13)	Hotel & Casino Operator
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—December 17, 2020)(9)	6,226	6,078	6,108

Permian Holdings, Inc.(11)	Storage Tank Manufacturer
		10.5% Secured Debt (Maturity—January 15, 2018)	2,755	2,728	2,066

Pernix Therapeutics Holdings, Inc.(10)(13)	Pharmaceutical Royalty—Anti-Migraine
		12% Secured Debt (Maturity—August 1, 2020)	4,000	4,000	4,000

PeroxyChem LLC(11)	Chemical Manufacturer
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—February 28, 2020)(9)	8,933	8,774	8,843

Philadelphia Energy Solutions Refining and Marketing LLC(11)	Oil & Gas Refiner
		LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity—April 4, 2018)(9)	2,948	2,917	2,785

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2014

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Pike Corporation(11)	Construction and Maintenance Services for Electric Transmission and Distribution Infrastructure
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—June 22, 2022)(9)	15,000	14,628	14,825

Polyconcept Financial B.V.(11)	Promotional Products to Corporations and Consumers
		LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity—June 28, 2019)(9)	4,325	4,311	4,309

Primesight Limited(10)(13)	Outdoor Advertising Operator
		10% Secured Debt (Maturity—October 22, 2016)	8,869	8,806	8,284

Printpack Holdings, Inc.(11)	Manufacturer of Flexible and Rigid Packaging
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—May 29, 2020)(9)	5,468	5,417	5,450

PT Network, LLC(10)	Provider of Outpatient Physical Therapy and Sports Medicine Services
		LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 8.50%, Secured Debt (Maturity—November 1, 2018)(9)	11,946	11,828	11,828

QBS Parent, Inc.(11)	Provider of Software and Services to the Oil & Gas Industry
		LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 5.75%, Secured Debt (Maturity—August 7, 2021)(9)	10,000	9,905	9,825

RCHP, Inc.(11)	Regional Non-Urban Hospital Owner/Operator
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity—October 23, 2019)(9)	4,000	3,945	3,990

Recorded Books Inc.(11)	Audiobook and Digital Content Publisher
		LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25%, Secured Debt (Maturity—January 31, 2020)(9)	12,031	11,925	11,941

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2014

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Relativity Media, LLC(10)	Full-Scale Film and Television Production and Distribution
		10% Secured Debt (Maturity—May 30, 2015)	5,787	5,772	5,801
		15% PIK Secured Debt (Maturity—May 30, 2015)	7,410	7,347	7,558
		Class A Units (260,194 units)		292	1,086

				13,411	14,445

Renaissance Learning, Inc.(11)	Technology-based K-12 Learning Solutions
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—April 11, 2022)(9)	3,000	2,972	2,880

RGL Reservoir Operations Inc.(11)(13)	Oil & Gas Equipment and Services
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—August 13, 2021)(9)	3,990	3,876	3,219

RLJ Entertainment, Inc.(10)	Movie and TV Programming Licensee and Distributor
		LIBOR Plus 8.75% (Floor 0.25%), Current Coupon 9.00%, Secured Debt (Maturity—September 11, 2019)(9)	11,399	11,318	11,318

SAExploration, Inc.(10)(13)	Geophysical Services Provider
		Common Stock (6,472 shares)(8)		65	27

Sage Automotive Interiors, Inc(11)	Automotive Textiles Manufacturer
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity—October 8, 2021)(9)	3,000	2,971	2,985

Sagittarius Restaurants LLC (d/b/a Del Taco)(11)	Mexican/American QSR Restaurant Chain
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity—October 1, 2018)(9)	4,591	4,572	4,562

SCE Partners, LLC(10)	Hotel & Casino Operator
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—August 14, 2019)(9)	7,481	7,421	7,519

Sotera Defense Solutions, Inc.(11)	Defense Industry Intelligence Services
		LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.00%, Secured Debt (Maturity—April 21, 2017)(9)	10,984	10,564	10,160

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2014

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Symphony Teleca Services, Inc.(11)	Outsourced Product Development
		LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 5.75%, Secured Debt (Maturity—August 7, 2019)(9)	14,000	13,870	13,930

Synagro Infrastructure Company, Inc(11)	Waste Management Services
		LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity—August 22, 2020)(9)	6,913	6,798	6,822

Targus Group International(11)	Distributor of Protective Cases for Mobile Devices
		LIBOR Plus 9.50% (Floor 1.50%), Current Coupon 11.00% / 1.00% PIK, Current Coupon Plus PIK 12.00%, Secured Debt (Maturity—May 24, 2016)(9)	4,288	4,299	3,495

TeleGuam Holdings, LLC(11)	Cable and Telecom Services Provider
		LIBOR Plus 4.00% (Floor 1.25%), Current Coupon 5.25%, Secured Debt (Maturity—December 10, 2018)(9)	6,830	6,813	6,796
		LIBOR Plus 7.50% (Floor 1.25%), Current Coupon 8.75%, Secured Debt (Maturity—June 10, 2019)(9)	2,500	2,480	2,512

				9,293	9,308

Templar Energy LLC(11)	Oil & Gas Exploration & Production
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—November 25, 2020)(9)	5,000	4,945	3,615

The Tennis Channel, Inc.(10)	Television-Based Sports Broadcasting
		Warrants (114,316 equivalent shares)		235	301

The Topps Company, Inc.(11)	Trading Cards & Confectionary
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity—October 2, 2018)(9)	1,980	1,964	1,930

Therakos, Inc.(11)	Immune System Disease Treatment
		LIBOR Plus 5.75% (Floor 1.25%), Current Coupon 7.00%, Secured Debt (Maturity—December 27, 2017)(9)	6,278	6,178	6,255

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2014

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

TOMS Shoes, LLC(11)	Global Designer, Distributor, and Retailer of Casual Footwear
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—October 30, 2020)(9)	5,000	4,511	4,625

Travel Leaders Group, LLC(11)	Travel Agency Network Provider
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—December 5, 2018)(9)	12,445	12,305	12,445

UniTek Global Services, Inc.(11)	Provider of Outsourced Infrastructure Services
		LIBOR Plus 9.50% (Floor 1.50%), Current Coupon 11.00% / 4.00% PIK, Current Coupon Plus PIK 15.00%, Secured Debt (Maturity—April 15, 2018)(9)(14)	10,776	10,173	7,942
		5% Current / 2.25% PIK Secured Debt (Maturity—August 13, 2019)(14)	640	640	640
		Warrants (267,302 equivalent shares)		449	—

				11,262	8,582

Universal Fiber Systems, LLC(10)	Manufacturer of Synthetic Fibers
		LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25%, Secured Debt (Maturity—January 31, 2019)(9)	5,094	5,084	5,082

Universal Wellhead Services Holdings, LLC(10)	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
		Class A Units (4,000,000 units)		4,000	4,000

US Joiner Holding Company(11)	Marine Interior Design and Installation
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—April 16, 2020)(9)	7,444	7,410	7,332

Vantage Oncology, LLC(11)	Outpatient Radiation Oncology Treatment Centers
		9.5% Secured Debt (Maturity—June 5, 2017)	7,000	7,000	6,790

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2014

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Virtex Enterprises, LP(10)	Specialty, Full-Service Provider of Complex Electronic Manufacturing Services
		12% Secured Debt (Maturity—December 27, 2018)	1,667	1,479	1,479
		Preferred Class A Units (14 units; 5% cumulative)(8)		344	344
		Warrants (11 equivalent units)		186	186

				2,009	2,009

Vision Solutions, Inc.(11)	Provider of Information Availability Software
		LIBOR Plus 8.00% (Floor 1.50%), Current Coupon 9.50%, Secured Debt (Maturity—July 23, 2017)(9)	5,000	4,941	4,872

Western Dental Services, Inc.(11)	Dental Care Services
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—November 1, 2018)(9)	5,395	5,391	5,153

Wilton Brands LLC(11)	Specialty Housewares Retailer
		LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity—August 30, 2018)(9)	1,750	1,727	1,636

Worley Claims Services, LLC(10)	Insurance Adjustment Management and Services Provider
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity—October 31, 2020)(9)	6,500	6,437	6,533

Zilliant Incorporated	Price Optimization and Margin Management Solutions
		Warrants (952,500 equivalent shares)		1,071	1,071

Subtotal Non-Control/Non-Affiliate Investments (51.8% of total investments at fair value)				832,312	814,809

Total Portfolio Investments, December 31, 2014				1,441,402	1,563,330

MAIN STREET CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

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

(1)
All investments are Lower Middle Market portfolio investments, unless otherwise noted. All of the Company's investments, unless otherwise noted, are encumbered either as security for the Company's Credit Agreement or in support of the SBA-guaranteed debentures issued by the Funds.

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

(16)
External Investment Manager. Investment is not encumbered as security for the Company's Credit Agreement or in support of the SBA-guaranteed debentures issued by the Funds.

(17)
Maturity date is under on-going negotiations with the portfolio company and other lenders, if applicable.

(18)
Portfolio company is in a bankruptcy process and, as such, the maturity date of our debt investments in this portfolio company will not be finally determined until such process is complete. As noted in footnote (14), our debt investments in this portfolio company are on non-accrual status.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

NOTE A—ORGANIZATION AND BASIS OF PRESENTATION

1.     Organization

        Main Street Capital Corporation ("MSCC") is a principal investment firm primarily focused on providing customized debt and equity financing to lower middle market ("LMM") companies and debt capital to middle market ("Middle Market") companies. The portfolio investments of MSCC and its consolidated subsidiaries are typically made to support management buyouts, recapitalizations, growth financings, refinancings and acquisitions of companies that operate in diverse industry sectors. MSCC seeks to partner with entrepreneurs, business owners and management teams and generally provide "one stop" financing alternatives within its LMM portfolio. MSCC and its consolidated subsidiaries invest primarily in secured debt investments, equity investments, warrants and other securities of LMM companies based in the United States and in secured debt investments of Middle Market companies generally headquartered in the United States.

        MSCC was formed in March 2007 to operate as an internally managed business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). MSCC wholly owns several investment funds, including, but not limited to, Main Street Mezzanine Fund, LP ("MSMF") and Main Street Capital II, LP ("MSC II" and, together with MSMF, the "Funds"), and each of their general partners. The Funds are each licensed as a Small Business Investment Company ("SBIC") by the United States Small Business Administration ("SBA"). Because MSCC is internally managed, all of the executive officers and other employees are employed by MSCC. Therefore, MSCC does not pay any external investment advisory fees but instead incurs the operating costs associated with employing investment and portfolio management professionals.

        MSC Adviser I, LLC (the "External Investment Manager") was formed in November 2013 as a wholly owned subsidiary of MSCC to provide investment management and other services to parties other than MSCC and its subsidiaries ("External Parties") and receive fee income for such services. MSCC has been granted no-action relief by the Securities and Exchange Commission ("SEC") to allow the External Investment Manager to register as a registered investment adviser ("RIA") under Investment Advisers Act of 1940, as amended (the "Advisers Act"). Since the External Investment Manager conducts all of its investment management activities for parties outside of MSCC and its consolidated subsidiaries or their portfolio companies, it is accounted for as a portfolio investment of MSCC and is not included as a consolidated subsidiary of MSCC in MSCC's consolidated financial statements.

        MSCC has elected to be treated for U.S. federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, MSCC generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that it distributes to its stockholders.

        MSCC has certain direct and indirect wholly owned subsidiaries that have elected to be taxable entities (the "Taxable Subsidiaries"). The primary purpose of the Taxable Subsidiaries is to permit MSCC to hold equity investments in portfolio companies which are "pass-through" entities for tax purposes. The External Investment Manager is also a direct wholly owned subsidiary that has elected to be a taxable entity. The Taxable Subsidiaries and the External Investment Manager are each taxed at their normal corporate tax rates based on their taxable income.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        Unless otherwise noted or the context otherwise indicates, the terms "we," "us," "our" and "Main Street" refer to MSCC and its consolidated subsidiaries, which include the Funds and the Taxable Subsidiaries.

2.     Basis of Presentation

        Main Street's financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For each of the periods presented herein, Main Street's consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of Main Street's investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments, and the investment in the External Investment Manager, but excludes all "Marketable securities and idle funds investments" (see Note C—Fair Value Hierarchy for Investments and Debentures—Portfolio Composition—Portfolio Investment Composition for additional discussion of Main Street's Investment Portfolio and definitions for the terms LMM, Middle Market, Private Loan and Other Portfolio). "Marketable securities and idle funds investments" are classified as financial instruments and are reported separately on Main Street's consolidated balance sheets and consolidated schedules of investments due to the nature of such investments (see Note B.11.). Main Street's results of operations for the three months ended March 31, 2015 and 2014, cash flows for the three months ended March 31, 2015 and 2014, and financial position as of March 31, 2015 and December 31, 2014, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform to the current presentation, including reclassifying the expenses charged to the External Investment Manager.

        The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

        Under regulations pursuant to Article 6 of Regulation S-X applicable to BDCs and Accounting Standards Codification ("Codification" or "ASC") 946, Financial Services—Investment Companies ("ASC 946"), Main Street is precluded from consolidating other entities in which Main Street has equity investments, including those in which it has a controlling interest, unless the other entity is another investment company. An exception to this general principle in ASC 946 occurs if Main Street holds a controlling interest in an operating company that provides all or substantially all of its services directly to Main Street or to its portfolio companies. According, as noted above, MSCC's consolidated financial statements include the financial position and operating results for the Funds and the Taxable

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Subsidiaries. MSCC's consolidated financial statements also include the financial position and operating results for MSCC's wholly owned operating subsidiary, Main Street Capital Partners, LLC, ("MSCP"), as the wholly owned subsidiary provides all of its services directly or indirectly to Main Street or its portfolio companies. Main Street has determined that all of its portfolio investments do not qualify for this exception, including the investment in the External Investment Manager. Therefore, Main Street's Investment Portfolio is carried on the consolidated balance sheet at fair value, as discussed further in Note B, with any adjustments to fair value recognized as "Net Change in Unrealized Appreciation (Depreciation)" on the consolidated statements of operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a "Net Realized Gain (Loss)."

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

        Main Street's portfolio strategy calls for it to invest primarily in illiquid debt and equity securities issued by private, LMM companies and more liquid debt securities issued by Middle Market companies that are generally larger in size than the LMM companies. Main Street categorizes some of its investments in LMM companies and Middle Market companies as Private Loan portfolio investments, which are primarily debt securities issued by companies that are consistent in size with either the LMM companies or Middle Market companies, but are investments which have been originated through strategic relationships with other investment funds on a collaborative basis. The structure, terms and conditions for these Private Loan investments are typically consistent with the structure, terms and conditions for the investments made in its LMM portfolio or Middle Market portfolio. Main Street's portfolio also includes Other Portfolio investments which primarily consist of investments that are not consistent with the typical profiles for its LMM portfolio investments, Middle Market portfolio investments or Private Loan portfolio investments, including investments which may be managed by third parties. Main Street's portfolio investments may be subject to restrictions on resale.

        LMM investments and Other Portfolio investments generally have no established trading market while Middle Market securities generally have established markets that are not active. Private Loan

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street's investments in each LMM portfolio company at least once every calendar year, and for Main Street's investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with its independent financial advisory services firm in arriving at Main Street's determination of fair value on its investments in a total of 15 LMM portfolio companies for the three months ended March 31, 2015, representing approximately 23% of the total LMM portfolio at fair value as of March 31, 2015, and on a total of 17 LMM portfolio companies for the three months ended March 31, 2014, representing approximately 29% of the total LMM portfolio at fair value as of March 31, 2014. Excluding investments in new LMM portfolio companies which have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment as of March 31, 2015 and 2014, as applicable, and investments in the LMM portfolio companies that were not reviewed because their equity is publicly traded, the percentage of the LMM portfolio reviewed by the independent financial advisory services firm for the three months ended March 31, 2015 and 2014 was 27% and 32% of the total LMM portfolio at fair value as of March 31, 2015 and 2014, respectively.

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

        For valuation purposes, all of Main Street's Other Portfolio investments are non-control investments. Main Street's Other Portfolio investments comprised approximately 3.4% and 3.8%, respectively, of Main Street's Investment Portfolio at fair value as of March 31, 2015 and December 31, 2014. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of its investments using the NAV valuation method. For Other Portfolio debt investments, Main Street generally determines the fair value of these investments through obtaining third-party quotes or other independent pricing to the extent that these inputs are available and appropriate to determine fair value. For Other Portfolio debt investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Other Portfolio debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        The Board of Directors of Main Street has the final responsibility for overseeing, reviewing and approving, in good faith, Main Street's determination of the fair value for its Investment Portfolio, as well as its valuation procedures, consistent with 1940 Act requirements. Main Street believes its Investment Portfolio as of March 31, 2015 and December 31, 2014 approximates fair value as of those dates based on the markets in which Main Street operates and other conditions in existence on those reporting dates.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        At March 31, 2015, cash balances totaling $19.7 million exceeded FDIC insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company's cash deposits are held at large, established, high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

4.     Marketable Securities and Idle Funds Investments

        Marketable securities and idle funds investments include intermediate-term secured debt investments, independently rated debt investments and publicly traded debt and equity investments. See the consolidated schedule of investments for more information on Marketable securities and idle funds investments.

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

        Main Street holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind ("PIK") interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. Main Street stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended March 31, 2015 and 2014, (i) approximately 2.2% and 5.4%, respectively, of Main Street's total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.0% and 1.2%, respectively, of Main Street's total investment income was attributable to cumulative dividend income not paid currently in cash.

        As of March 31, 2015, Main Street's total Investment Portfolio had five investments with positive fair value on non-accrual status, which comprised approximately 1.2% of its fair value and 3.9% of its cost, and no fully impaired investments. As of December 31, 2014, Main Street's total Investment

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Portfolio had five investments with positive fair value on non-accrual status, which comprised approximately 1.7% of its fair value and 4.7% of its cost, and no fully impaired investments.

        Main Street may periodically provide services, including structuring and advisory services, to its portfolio companies or other third parties. For services that are separately identifiable and evidence exists to substantiate fair value, fee income is recognized as earned, which is generally when the investment or other applicable transaction closes. Fees received in connection with debt financing transactions for services that do not meet these criteria are treated as debt origination fees and are deferred and accreted into interest income over the life of the financing.

        A presentation of the investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$30,067	$25,734
Dividend income	5,136	4,044
Fee income	1,602	791

Total interest, fee and dividend income	$36,805	$30,569

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

        Deferred financing costs also include commitment fees and other costs related to Main Street's multi-year investment credit facility (the "Credit Facility", as discussed further in Note F) and its notes (as discussed further in Note G). These costs have been capitalized and are amortized into interest expense over the term of the individual instrument.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        To maintain RIC tax treatment (as discussed below in Note B.9.), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the three months ended March 31, 2015 and 2014, approximately 2.8% and 4.0%, respectively, of Main Street's total investment income was attributable to interest income for the accretion of discounts associated with debt investments, net of any premium reduction.

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

9.     Income Taxes

        MSCC has elected to be treated for U.S. federal income tax purposes as a RIC. MSCC's taxable income includes the taxable income generated by MSCC and certain of its subsidiaries, including the Funds, which are treated as disregarded entities for tax purposes. As a RIC, MSCC generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that MSCC distributes to its stockholders. MSCC must generally distribute at least 90% of its investment company taxable income to qualify for pass-through tax treatment and maintain its RIC status. As part of maintaining RIC status, undistributed taxable income (subject to a 4% U.S Federal excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared prior to the filing of the U.S federal income tax return for the applicable fiscal year.

        The Taxable Subsidiaries hold certain portfolio investments for Main Street. The Taxable Subsidiaries permit Main Street to hold equity investments in portfolio companies which are "pass-through" entities for tax purposes and to continue to comply with the "source-income" requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are consolidated with Main Street for U.S. GAAP financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in Main Street's consolidated financial statements as portfolio investments and recorded at fair value. The Taxable Subsidiaries are not consolidated with MSCC for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities, as a result of

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

their ownership of certain portfolio investments. The taxable income, or loss, of the Taxable Subsidiaries may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in Main Street's consolidated financial statements.

        As previously discussed (see above in Note A.2.), MSCC's wholly owned subsidiary MSCP is included in Main Street's consolidated financial statements for financing reporting purposes. For tax purposes, MSCP has elected to be treated as a taxable entity, and therefore is not consolidated with MSCC for income tax purposes and is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. The taxable income, or loss, of MSCP may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in Main Street's consolidated financial statements.

        The Taxable Subsidiaries and MSCP use the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        As part of Main Street's acquisition of the majority of the equity interests of MSC II in January 2010 (the "MSC II Acquisition"), Main Street elected the fair value option under ASC 825, Financial Instruments ("ASC 825") relating to accounting for debt obligations at their fair value, for the MSC II SBIC debentures acquired (the "Acquired Debentures") as part of the acquisition accounting related to the MSC II Acquisition and values those obligations as discussed further in Note C. In order to provide for a more consistent basis of presentation, Main Street has continued to elect the fair value option for SBIC debentures issued by MSC II subsequent to the MSC II Acquisition. When the fair value option is elected for a given SBIC debenture, the deferred loan costs associated with the debenture are fully expensed in the current period to "Net Change in Unrealized Appreciation (Depreciation)—SBIC debentures" as part of the fair value adjustment. Interest incurred in connection with SBIC debentures which are valued at fair value is included in interest expense.

12.   Earnings per Share

        Basic and diluted per share calculations are computed utilizing the weighted-average number of shares of common stock outstanding for the period. In accordance with ASC 260, Earnings Per Share, the unvested shares of restricted stock awarded pursuant to Main Street's equity compensation plans are participating securities and are included in the basic earnings per share calculation. As a result, for all periods presented, there is no difference between diluted earnings per share and basic earnings per share amounts.

13.   Recently Issued or Adopted Accounting Standards

        In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-9 supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. The FASB tentatively decided to defer the effective date of the new revenue standard for public entities under U.S. GAAP for one year. If finalized, the new guidance will be effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Early adoption would be permitted for annual reporting periods beginning after December 15, 2016. Main Street is currently evaluating the impact the adoption of this new accounting standard will have on its financial statements.

        In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The new guidance will be applied retrospectively to each prior period presented. The impact of the adoption of this new accounting standard on Main Street's consolidated financial statements is currently being evaluated.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        As of March 31, 2015 and December 31, 2014, all except for one of Main Street's LMM portfolio investments consisted of illiquid securities issued by private companies. The remaining investment was a publicly traded equity security. As a result, the fair value determination for the LMM portfolio investments primarily consisted of unobservable inputs. The fair value determination for the publicly traded equity security consisted of observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value. As a result, all of Main Street's LMM portfolio investments were categorized as Level 3 as of March 31, 2015 and December 31, 2014, except for the one publicly traded equity security which was categorized as Level 2.

        As of March 31, 2015 and December 31, 2014, Main Street's Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Middle Market portfolio investments were categorized as Level 3 as of March 31, 2015 and December 31, 2014.

        As of March 31, 2015 and December 31, 2014, Main Street's Private Loan portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Private Loan portfolio investments were categorized as Level 3 as of March 31, 2015 and December 31, 2014.

        As of March 31, 2015 and December 31, 2014, Main Street's Other Portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street's Other Portfolio investments were categorized as Level 3 as of March 31, 2015 and December 31, 2014.

        As of March 31, 2015 and December 31, 2014, Main Street's Marketable securities and idle funds investments consisted primarily of investments in publicly traded debt and equity investments. The fair value determination for these investments consisted of a combination of observable inputs in active markets for which sufficient observable inputs were available to determine the fair value of these

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

investments. As a result, all of Main Street's Marketable securities and idle funds investments were categorized as Level 1 as of March 31, 2015 and December 31, 2014.

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

  •
  Contractual rights, obligations or restrictions associated with the investment; and

  •
  Other factors deemed relevant.

        The significant unobservable inputs used in the fair value measurement of Main Street's LMM equity securities, which are generally valued through an average of the discounted cash flow technique and the market comparable/enterprise value technique (unless one of these approaches is determined to not be appropriate), are (i) EBITDA multiples and (ii) the weighted-average cost of capital ("WACC"). Significant increases (decreases) in EBITDA multiple inputs in isolation would result in a significantly higher (lower) fair value measurement. On the contrary, significant increases (decreases) in WACC inputs in isolation would result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of Main Street's LMM, Middle Market, Private Loan and Other Portfolio debt securities are (i) risk adjusted discount rates used in the Yield-to-Maturity valuation technique (described in Note B.1.—Valuation of the Investment Portfolio) and (ii) the percentage of expected principal recovery. Significant increases (decreases) in any of these discount rates in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in any of these expected principal recovery percentages in isolation

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

would result in a significantly higher (lower) fair value measurement. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral and fair values as determined by independent third parties, which are not presented in the tables below.

        The following table provides a summary of the significant unobservable inputs used to fair value Main Street's Level 3 portfolio investments as of March 31, 2015:

Type of Investment	Fair Value as of March 31, 2015 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)
Equity investments	$446,984	Discounted cash flow	Weighted average cost of capital	11.5% - 23.7%	14.2%
		Market comparable / Enterprise Value	EBITDA multiple(1)	4.0x - 7.3x(2)	6.3x
Debt investments	$607,731	Discounted cash flow	Risk adjusted discount factor	8.0% - 15.5%(2)	11.9%
			Expected principal recovery percentage	42.0% - 100.0%	99.5%
Debt investments	$675,778	Market approach	Third party quote	53.4 - 103.5

Total Level 3 investments	$1,730,493

(1)
EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

(2)
Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 4.0x - 17.5x and the range for risk adjusted discount factor is 6.0% - 25.3%.

(3)
Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

        The following table provides a summary of the significant unobservable inputs used to fair value Main Street's Level 3 portfolio investments as of December 31, 2014:

Type of Investment	Fair Value as of December 31, 2014 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)
Equity investments	$407,569	Discounted cash flow	Weighted average cost of capital	11.4% - 23.4%	13.9%
		Market comparable / Enterprise Value	EBITDA multiple(1)	4.0x - 7.8x(2)	6.4x
Debt investments	$557,604	Discounted cash flow	Risk adjusted discount factor	7.5% - 15.8%(2)	12.1%
			Expected principal recovery percentage	42.0% - 100.0%	99.3%
Debt investments	$589,677	Market approach	Third party quote	60.1 - 102.3

Total Level 3 investments	$1,554,850

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        The following table provides a summary of changes in fair value of Main Street's Level 3 portfolio investments for the three months ended March 31, 2015 (amounts in thousands). Net unrealized appreciation (depreciation) is included in the Net change in unrealized appreciation (depreciation)—portfolio investments on the consolidated statements of operations.

Type of Investment	Fair Value as of December 31, 2014	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of March 31, 2015
Debt	1,147,281	—	(145,175)	283,801	3,796	(1,512)	(4,682)	1,283,509
Equity	391,933	—	(5,950)	24,030	354	15,347	4,435	430,149
Equity Warrant	15,636	—	(449)	1,400	449	(201)	—	16,835

	1,554,850	—	(151,574)	309,231	4,599	13,634	(247)	1,730,493

(1)
Includes the impact of non-cash conversions.

        The following table provides a summary of changes in fair value of Main Street's Level 3 portfolio investments for the three months ended March 31, 2014 (amounts in thousands). All transfers that occurred between fair value hierarchy levels during the three months ended March 31, 2014 were transfers out of Level 2 into Level 3. Net unrealized appreciation (depreciation) is included in the Net change in unrealized appreciation (depreciation)—portfolio investments on the consolidated statements of operations.

Type of Investment	Fair Value as of December 31, 2013	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments(1)	New Investments(1)	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of March 31, 2014
Debt	897,568	55,102	(103,179)	128,183	184	(2,459)	17	975,416
Equity	270,764	—	(393)	3,972	4	11,098	—	285,445
Equity Warrant	36,558	—	—	297	—	(1,776)	(17)	35,062

	1,204,890	55,102	(103,572)	132,452	188	6,863	—	1,295,923

(1)
Includes the impact of non-cash conversions.

        As of March 31, 2015 and December 31, 2014, the fair value determination for the SBIC debentures recorded at fair value primarily consisted of unobservable inputs. As a result, the SBIC debentures which are recorded at fair value were categorized as Level 3. Main Street determines the fair value of these instruments primarily using a Yield-to-Maturity approach that analyzes the discounted cash flows of interest and principal for each SBIC debenture recorded at fair value based on estimated market interest rates for debt instruments of similar structure, terms, and maturity. Main Street's estimate of the expected repayment date of principal for each SBIC debenture recorded at fair value is the legal maturity date of the instrument.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        The following table provides a summary of the significant unobservable inputs used to fair value Main Street's Level 3 SBIC debentures as of March 31, 2015 (amounts in thousands):

Type of Instrument	Fair Value as of March 31, 2015	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC debentures	$73,674	Discounted cash flow	Estimated market interest rates	4.6% - 5.7%	5.1%

        The following table provides a summary of the significant unobservable inputs used to fair value Main Street's Level 3 SBIC debentures as of December 31, 2014 (amounts in thousands):

Type of Instrument	Fair Value as of December 31, 2014	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC debentures	$72,981	Discounted cash flow	Estimated market interest rates	4.6% - 6.0%	5.3%

        The following table provides a summary of changes for the Level 3 SBIC debentures recorded at fair value for the three months ended March 31, 2015 (amounts in thousands):

Type of Instrument	Fair Value as of December 31, 2014	Repayments	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of March 31, 2015
SBIC debentures at fair value	$72,981	$—	$—	$693	$73,674

        The following table provides a summary of changes for the Level 3 SBIC debentures recorded at fair value for the three months ended March 31, 2014 (amounts in thousands):

Type of Instrument	Fair Value as of December 31, 2013	Repayments	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of March 31, 2014
SBIC Debentures at fair value	$62,050	$—	$—	$1,189	$63,239

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        At March 31, 2015 and December 31, 2014, Main Street's investments and SBIC debentures at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
At March 31, 2015	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$778,300	$—	$6,830	$771,470
Middle Market portfolio investments	627,762	—	—	627,762
Private Loan portfolio investments	247,742	—	—	247,742
Other Portfolio investments	58,679	—	—	58,679
External Investment Manager	24,840	—	—	24,840

Total portfolio investments	1,737,323	—	6,830	1,730,493
Marketable securities and idle funds investments	9,948	9,948	—	—

Total investments	$1,747,271	$9,948	$6,830	$1,730,493

SBIC debentures at fair value	$73,674	$—	$—	$73,674

		Fair Value Measurements
		(in thousands)
At December 31, 2014	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$733,191	$—	$8,480	$724,711
Middle Market portfolio investments	542,688	—	—	542,688
Private Loan portfolio investments	213,015	—	—	213,015
Other Portfolio investments	58,856	—	—	58,856
External Investment Manager	15,580	—	—	15,580

Total portfolio investments	1,563,330	—	8,480	1,554,850
Marketable securities and idle funds investments	9,067	9,067	—	—

Total investments	$1,572,397	$9,067	$8,480	$1,554,850

SBIC debentures at fair value	$72,981	$—	$—	$72,981

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        Main Street's external asset management business is conducted through its External Investment Manager. Main Street has entered into an agreement to provide the External Investment Manager with asset management service support in connection with its asset management business generally, and specifically for its relationship with HMS Income Fund, Inc. ("HMS Income"). Through this agreement, Main Street provides management and other services to the External Investment Manager, as well as access to Main Street's employees, infrastructure, business relationships, management expertise and capital raising capabilities. In the first quarter of 2014, Main Street began charging the External Investment Manager the cost for these services. Main Street's total expenses for the three months ended March 31, 2015 and 2014 are net of expenses of $0.8 million and $0.3 million, respectively, charged to the External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed.

        Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three months ended March 31, 2015 and 2014, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        The following tables provide a summary of Main Street's investments in the LMM, Middle Market and Private Loan portfolios as of March 31, 2015 and December 31, 2014 (this information excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of March 31, 2015
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	68	89	37
Fair value	$778.3	$627.8	$247.7
Cost	$640.7	$642.8	$261.8
% of total investments at cost—debt	70.3%	99.1%	96.1%
% of total investments at cost—equity	29.7%	0.9%	3.9%
% of debt investments at cost secured by first priority lien	89.8%	85.2%	87.2%
Weighted-average annual effective yield(b)	13.1%	7.9%	9.9%
Average EBITDA(c)	$5.4	$95.8	$12.1

(a)
At March 31, 2015, Main Street had equity ownership in approximately 94% of its LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 36%.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of March 31, 2015, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status.

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted average for the Middle Market and Private Loan portfolios. These calculations exclude three LMM portfolio companies, one Middle Market portfolio company and five Private Loan portfolio companies as EBITDA is not a meaningful valuation metric for Main Street's investments in these portfolio companies.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

	As of December 31, 2014
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	66	86	31
Fair value	$733.2	$542.7	$213.0
Cost	$599.4	$561.8	$224.0
% of total investments at cost—debt	71.5%	99.8%	95.6%
% of total investments at cost—equity	28.5%	0.2%	4.4%
% of debt investments at cost secured by first priority lien	89.6%	85.1%	87.8%
Weighted-average annual effective yield(b)	13.2%	7.8%	10.1%
Average EBITDA(c)	$5.0	$77.2	$18.1

(a)
At December 31, 2014, Main Street had equity ownership in approximately 95% of its LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 35%.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2014, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status.

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted average for the Middle Market and Private Loan portfolios. These calculations exclude two LMM portfolio companies, one Middle Market portfolio company and five Private Loan portfolio companies as EBITDA is not a meaningful valuation metric for Main Street's investments in these portfolio companies.

        As of March 31, 2015, Main Street had Other Portfolio investments in six companies, collectively totaling approximately $58.7 million in fair value and approximately $55.6 million in cost basis and which comprised approximately 3.4% of Main Street's Investment Portfolio at fair value. As of December 31, 2014, Main Street had Other Portfolio investments in six companies, collectively totaling approximately $58.9 million in fair value and approximately $56.2 million in cost basis and which comprised approximately 3.8% of Main Street's Investment Portfolio at fair value.

        As discussed further in Note A.1., Main Street holds an investment in the External Investment Manager, a wholly owned subsidiary that is treated as a portfolio investment. As of March 31, 2015, there was no cost basis in this investment and the investment had a fair value of $24.8 million, which comprised 1.4% of Main Street's Investment Portfolio at fair value. As of December 31, 2014, there was no cost basis in this investment and the investment had a fair value of $15.6 million, which comprised 1.0% of Main Street's Investment Portfolio at fair value.

        The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of March 31, 2015 and

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

December 31, 2014 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	March 31, 2015	December 31, 2014
First lien debt	75.6%	75.7%
Equity	11.9%	11.6%
Second lien debt	10.0%	10.0%
Equity warrants	1.4%	1.5%
Other	1.1%	1.2%

	100.0%	100.0%

Fair Value:	March 31, 2015	December 31, 2014
First lien debt	67.4%	66.9%
Equity	21.4%	21.9%
Second lien debt	9.3%	9.2%
Equity warrants	1.0%	1.0%
Other	0.9%	1.0%

	100.0%	100.0%

        The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of March 31, 2015 and December 31, 2014 (this information excludes the Other Portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	March 31, 2015	December 31, 2014
Southwest	31.6%	29.6%
Northeast	21.1%	19.9%
West	16.9%	18.7%
Southeast	14.2%	15.4%
Midwest	13.7%	13.5%
Canada	0.6%	0.7%
Other Non-United States	1.9%	2.2%

	100.0%	100.0%

Fair Value:	March 31, 2015	December 31, 2014
Southwest	35.7%	33.7%
Northeast	19.8%	18.3%
West	18.0%	20.4%
Midwest	12.7%	12.7%
Southeast	11.5%	12.4%
Canada	0.6%	0.6%
Other Non-United States	1.7%	1.9%

	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        Main Street's LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by industry at cost and fair value as of March 31, 2015 and December 31, 2014 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	March 31, 2015	December 31, 2014
Media	7.5%	8.3%
Energy Equipment & Services	7.4%	8.3%
IT Services	6.7%	5.9%
Machinery	6.0%	6.5%
Hotels, Restaurants & Leisure	5.6%	5.6%
Software	5.5%	5.4%
Specialty Retail	4.8%	4.7%
Construction & Engineering	4.7%	5.3%
Health Care Providers & Services	4.6%	4.9%
Internet Software & Services	3.7%	1.9%
Diversified Telecommunication Services	3.6%	4.0%
Diversified Consumer Services	3.2%	2.9%
Electronic Equipment, Instruments & Components	2.4%	3.0%
Oil, Gas & Consumable Fuels	2.4%	2.5%
Pharmaceuticals	2.4%	1.8%
Food Products	2.2%	1.8%
Auto Components	2.0%	2.3%
Building Products	2.0%	1.1%
Health Care Equipment & Supplies	1.9%	2.1%
Road & Rail	1.7%	1.8%
Aerospace & Defense	1.3%	1.2%
Textiles, Apparel & Luxury Goods	1.2%	1.3%
Chemicals	1.2%	1.3%
Diversified Financial Services	1.2%	1.0%
Air Freight & Logistics	1.2%	0.9%
Leisure Equipment & Products	1.2%	0.5%
Trading Companies & Distributors	1.1%	1.2%
Professional Services	1.1%	1.1%
Commercial Services & Supplies	1.0%	1.0%
Distributors	0.9%	1.0%
Other(1)	8.3%	9.4%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Fair Value:	March 31, 2015	December 31, 2014
Machinery	7.4%	8.1%
Media	6.8%	7.7%
Energy Equipment & Services	6.5%	7.9%
IT Services	6.2%	5.4%
Software	5.7%	5.5%
Hotels, Restaurants & Leisure	5.6%	5.6%
Construction & Engineering	5.1%	5.5%
Specialty Retail	5.0%	4.9%
Diversified Consumer Services	4.7%	4.4%
Health Care Providers & Services	4.2%	4.4%
Internet Software & Services	4.0%	2.3%
Diversified Telecommunication Services	3.3%	3.8%
Auto Components	2.3%	2.5%
Road & Rail	2.3%	2.3%
Pharmaceuticals	2.3%	1.7%
Food Products	2.1%	1.6%
Electronic Equipment, Instruments & Components	2.0%	2.5%
Oil, Gas & Consumable Fuels	2.0%	1.9%
Health Care Equipment & Supplies	1.8%	1.9%
Building Products	1.7%	0.9%
Air Freight & Logistics	1.4%	0.8%
Aerospace & Defense	1.2%	1.1%
Diversified Financial Services	1.2%	1.0%
Textiles, Apparel & Luxury Goods	1.1%	1.2%
Chemicals	1.1%	1.2%
Leisure Equipment & Products	1.1%	0.4%
Trading Companies & Distributors	1.0%	1.1%
Commercial Services & Supplies	1.0%	1.0%
Professional Services	1.0%	1.0%
Paper & Forest Products	0.9%	1.2%
Distributors	0.9%	1.0%
Other(1)	7.1%	8.2%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

        At March 31, 2015 and December 31, 2014, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE D—EXTERNAL INVESTMENT MANAGER

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

        During May 2012, Main Street entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income Fund, Inc. ("HMS Income"), a non-publicly traded BDC whose registration statement on Form N-2 was declared effective by the SEC in June 2012, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow it to own a registered investment adviser, Main Street assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on MSCC's ability to meet the source-of-income requirement necessary for it to maintain its RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. Based upon several fee waiver agreements with HMS Income and HMS Adviser, the External Investment Manager did not begin accruing the base management fee and incentive fees, if any, until January 1, 2014. Beginning January 1, 2015, the External Investment Manager conditionally agreed to waive a limited amount of the base management fee and incentive fees otherwise earned during the year ended December 31, 2015. During the three months ended March 31, 2015 and 2014, the External Investment Manager earned $1.4 million and $0.3 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser.

        The investment in the External Investment Manager is accounted for using fair value accounting, with the fair value determined by Main Street and approved, in good faith, by Main Street's Board of Directors. Main Street determines the fair value of the External Investment Manager using the Waterfall valuation method under the market approach (see further discussion in Note B.1.). Any change in fair value of the investment in the External Investment Manager is recognized on Main Street's consolidated statement of operations in "Net Change in Unrealized Appreciation (Depreciation)—Portfolio investments".

        The External Investment Manager has elected, for tax purposes, to be treated as a taxable entity, is not consolidated with Main Street for income tax purposes and is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. The External Investment Manager has elected to be treated as a taxable entity to enable it to receive fee income and to allow MSCC to continue to comply with the "source-income" requirements contained in the RIC tax provisions of the Code. The taxable income, or loss, of the External Investment Manager may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. The External Investment Manager provides for any income tax expense, or benefit, and any tax assets or liabilities in its separate financial statements.

        Main Street provides services to the External Investment Manager and charges the expenses necessary to perform these services to the External Investment Manager generally based on a combination of the direct time spent, new investment origination activity and assets under management, depending on the nature of the expense. For the three months ended March 31, 2015 and 2014, Main

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Street charged $0.8 million and $0.3 million of total expenses, respectively, to the External Investment Manager.

        Summarized financial information from the separate financial statements of the External Investment Manager as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014 is as follows:

	As of March 31,	As of December 31,
	2015	2014
	(in thousands)
Cash	$293	$130
Accounts receivable—HMS Income	1,433	1,120

Total assets	$1,726	$1,250

Accounts Payable to MSCC and subsidiaries	$827	$699
Dividend Payable to MSCC	399	253
Taxes Payable	500	298
Equity	—	—

Total liabilities and equity	$1,726	$1,250

	Three Months Ended March 31,	Three Months Ended March 31,
	2015	2014
	(in thousands)	(in thousands)
Management fee income	$1,428	$291
Expenses allocated from MSCC or its subsidiaries:
Salaries, share-based compensation and other personnel costs	(567)	(248)
Other G&A expenses	(260)	(43)

Total allocated expenses	(827)	(291)

Pre-tax income	601	—
Tax expense	(202)	—

Net income	$399	$—

NOTE E—SBIC DEBENTURES

        SBIC debentures payable were $225.0 million at both March 31, 2015 and December 31, 2014, respectively. SBIC debentures provide for interest to be paid semi-annually, with principal due at the applicable 10-year maturity date of each debenture. The weighted-average annual interest rate on the SBIC debentures was 4.2%. as of both March 31, 2015 and December 31, 2014, respectively. The first principal maturity due under the existing SBIC debentures is in 2017, and the remaining weighted-average duration as of March 31, 2015 was approximately 6.3 years. For the three months ended March 31, 2015 and 2014, Main Street recognized interest expense attributable to the SBIC debentures of $2.5 million and $2.0 million, respectively. Main Street has incurred upfront leverage and other miscellaneous fees of approximately 3.4% of the debenture principal amount. In accordance with SBA regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA. The Funds are subject to annual compliance examinations by the SBA. There have been no historical findings resulting from these examinations.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        As of March 31, 2015, the recorded value of the SBIC debentures was $223.5 million which consisted of (i) $73.7 million recorded at fair value, or $1.5 million less than the $75.2 million face value of the SBIC debentures held in MSC II, and (ii) $149.8 million reported at face value and held in MSMF. As of March 31, 2015, if Main Street had adopted the fair value option under ASC 825 for all of its SBIC debentures, Main Street estimates the fair value of its SBIC debentures would be approximately $209.4 million, or $15.6 million less than the $225.0 million face value of the SBIC debentures.

NOTE F—CREDIT FACILITY

        Main Street maintains the Credit Facility to provide additional liquidity to support its investment and operational activities. The Credit Facility includes total commitments of $572.5 million from a diversified group of fifteen lenders and matures in September 2019. The Credit Facility also contains an accordion feature which allows Main Street to increase the total commitments under the facility up to $650.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

        Borrowings under the Credit Facility bear interest, subject to Main Street's election, on a per annum basis equal to (i) the applicable LIBOR rate (0.17% as of March 31, 2015) plus 2.00%, as long as Main Street maintains an investment grade rating (or 2.25% if Main Street does not maintain an investment grade rating) or (ii) the applicable base rate (Prime Rate of 3.25% as of March 31, 2015) plus 1.00%, as long as Main Street maintains an investment grade rating (or 1.25% if Main Street does not maintain an investment grade rating). Main Street pays unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership and assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio of at least 1.5 to 1.0, and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2019, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval.

        At March 31, 2015, Main Street had $164.0 million in borrowings outstanding under the Credit Facility. Main Street recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs, of $1.7 million and $1.8 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, the interest rate on the Credit Facility was 2.2%, and Main Street was in compliance with all financial covenants of the Credit Facility.

NOTE G—NOTES

  6.125% Notes

        In April 2013, Main Street issued $92.0 million, including the underwriters full exercise of their option to purchase additional principal amounts to cover over-allotments, in aggregate principal amount of 6.125% Notes due 2023 (the "6.125% Notes"). The 6.125% Notes are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 6.125% Notes; effectively

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 6.125% Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at Main Street's option on or after April 1, 2018. The 6.125% Notes bear interest at a rate of 6.125% per year payable quarterly on January 1, April 1, July 1 and October 1 of each year. The total net proceeds to Main Street from the 6.125% Notes, after underwriting discounts and estimated offering expenses payable by Main Street, were approximately $89.0 million. Main Street has listed the 6.125% Notes on the New York Stock Exchange under the trading symbol "MSCA". Main Street may from time to time repurchase the 6.125% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of March 31, 2015, the outstanding balance of the 6.125% Notes was $90.8 million. Main Street recognized interest expense related to the 6.125% Notes, including amortization of deferred loan costs, of $1.5 million for each of the three months ended March 31, 2015 and 2014, respectively.

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

  4.50% Notes

        In November 2014, Main Street issued $175.0 million in aggregate principal amount of 4.50% unsecured notes due 2019 (the "4.50% Notes") at an issue price of 99.53%. The 4.50% Notes are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 4.50% Notes; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes mature on December 1, 2019, and may be redeemed in whole or in part at any time at Main Street's option subject to certain make whole provisions. The 4.50% Notes bear interest at a rate of 4.50% per year payable semi-annually on June 1 and December 1 of each year. The total net proceeds from the 4.50% Notes, resulting from the issue price and after underwriting discounts and estimated offering expenses payable by us, were approximately $171.2 million. Main Street may from time to time repurchase the 4.50% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of March 31, 2015, the outstanding balance of the 4.50% Notes was $175.0 million. Main Street recognized interest expense related to the 4.50% Notes, including amortization of deferred loan costs, of $2.1 million for the three months ended March 31, 2015.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 4.50% Notes Indenture.

NOTE H—FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,
	2015	2014
Per Share Data:
NAV at the beginning of the period	$20.85	$19.89
Net investment income(1)	0.51	0.52
Net realized gain (loss)(1)(2)	(0.05)	0.04
Net change in unrealized appreciation (depreciation)(1)(2)	0.30	0.17
Income tax provision(1)(2)	0.01	(0.05)

Net increase in net assets resulting from operations(1)	0.77	0.68
Dividends paid to stockholders from net investment income	(0.51)	(0.50)
Dividends paid to stockholders from realized gains/losses	—	—

Total dividends paid	(0.51)	(0.50)
Accretive effect of public stock offerings (issuing shares above NAV per share)	0.71	—
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.02	0.03
Other(3)	0.03	0.04

NAV at the end of the period	$21.87	$20.14

Market value at the end of the period	$30.90	$32.86
Shares outstanding at the end of the period	49,564,361	39,945,148

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands, except percentages)
NAV at end of period	$1,083,893	$804,407
Average NAV	$1,011,938	$798,470
Average outstanding debt	$722,820	$543,482
Ratio of total expenses, including income tax expense, to average NAV(1)(2)	1.32%	1.47%
Ratio of operating expenses to average NAV(1)	1.35%	1.26%
Ratio of operating expenses, excluding interest expense, to average NAV(1)	0.58%	0.60%
Ratio of net investment income to average NAV(1)	2.32%	2.60%
Portfolio turnover ratio	4.30%	8.21%
Total investment return(3)	7.49%	1.97%
Total return based on change in NAV(4)	3.77%	3.44%

(1)
Total expenses are the sum of operating expenses and net income tax expense provision/benefit. Net income tax expense provision/benefit includes the accrual of net deferred tax expense provision/benefit on the net unrealized appreciation/depreciation on portfolio investments held in Taxable Subsidiaries and due to the change in net operating loss carryforwards, which are non-cash in nature and may vary significantly from period to period. Main Street is required to include net deferred tax expense provision/benefit in calculating its total expenses even though these net deferred taxes are not currently payable/receivable.

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

NOTE I—DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

        Main Street paid regular monthly dividends of $0.170 per share for each month of January through March 2015, totaling $23.0 million, or $0.510 per share for the three months ended March 31, 2015. The first quarter 2015 regular monthly dividends represent a 3% increase from the regular monthly dividends paid for the first quarter of 2014. During the first quarter 2015, Main Street declared and accrued a $0.175 per share regular monthly dividend that was paid in April 2015. For the three months ended March 31, 2014, Main Street paid total regular monthly dividends of $19.7 million, or $0.495 per share.

        MSCC has elected to be treated for U.S. federal income tax purposes as a RIC. MSCC's taxable income includes the taxable income generated by MSCC and certain of its subsidiaries, including the

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Funds, which are treated as disregarded entities for tax purposes. As a RIC, MSCC generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that MSCC distributes to its stockholders. MSCC must generally distribute at least 90% of its investment company taxable income to qualify for pass-through tax treatment and maintain its RIC status. As part of maintaining RIC status, undistributed taxable income (subject to a 4% U.S Federal excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared prior to the filing of the U.S federal income tax return for the applicable fiscal year.

        The determination of the tax attributes for Main Street's distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year. Ordinary dividend distributions from a RIC do not qualify for the 20% maximum tax rate (plus a 3.8% Medicare surtax, if applicable) on dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital.

        Listed below is a reconciliation of "Net increase in net assets resulting from operations" to taxable income and to total distributions declared to common stockholders for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
	(estimated, amounts in thousands)
Net increase in net assets resulting from operations	$35,424	$27,234
Book tax difference share-based compensation expense	1,090	853
Net change in unrealized appreciation	(13,762)	(6,717)
Income tax provision (benefit)	(291)	1,665
Pre-tax book (income) loss not consolidated for tax purposes	1,376	(470)
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	(601)	(186)

Estimated taxable income(1)	23,236	22,379
Taxable income earned in prior year and carried forward for distribution in current year	38,638	37,046
Taxable income earned prior to period end and carried forward for distribution next period	(46,527)	(46,259)
Dividend payable as of period end and paid in the following period	8,674	6,591

Total distributions accrued or paid to common stockholders	$24,021	$19,757

(1)
Main Street's taxable income for each period is an estimate and will not be finally determined until the company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        The Taxable Subsidiaries hold certain portfolio investments for Main Street. The Taxable Subsidiaries permit Main Street to hold equity investments in portfolio companies which are "pass-through" entities for tax purposes and to continue to comply with the "source-income" requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are consolidated with Main Street for U.S. GAAP financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in Main Street's consolidated financial statements as portfolio investments and recorded at fair value. The Taxable Subsidiaries are not consolidated with MSCC for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities, as a result of their ownership of certain portfolio investments. The taxable income, or loss, of the Taxable Subsidiaries may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in Main Street's consolidated financial statements.

        As previously discussed (see above in Note A.2.), MSCC's wholly owned subsidiary MSCP is included in Main Street's consolidated financial statements for financing reporting purposes. For tax purposes, MSCP has elected to be treated as a taxable entity, and therefore is not consolidated with MSCC for income tax purposes and is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. The taxable income, or loss, of MSCP may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in Main Street's consolidated financial statements.

        The income tax expense, or benefit, and the related tax assets and liabilities, generated by the Taxable Subsidiaries and MSCP, if any, are reflected in Main Street's consolidated financial statements. For the three months ended March 31, 2015, Main Street recognized a net income tax benefit of $0.3 million which principally consisted of a deferred tax benefit of $0.7 million, partially offset by $0.4 million of accruals for current U.S. federal income and excise taxes, state and other taxes. The deferred tax benefit is primarily the result of net unrealized depreciation on the portfolio investments held in the Taxable Subsidiaries. For the three months ended March 31, 2014, Main Street recognized a net income tax provision of $1.7 million which principally consisted of deferred taxes of $1.0 million, primarily as a result of net unrealized appreciation on the portfolio investments held in the Taxable Subsidiaries and other taxes of $0.7 million, which includes a $0.2 million accrual for excise tax on MSCC's estimated spillover taxable income and $0.5 million related to accruals for state and other taxes.

        The net deferred tax liability at March 31, 2015 and December 31, 2014 was $8.6 million and $9.2 million, respectively, primarily related to timing differences from net unrealized appreciation of portfolio investments held by the Taxable Subsidiaries, partially offset by net loss carryforwards (primarily resulting from historical realized losses on portfolio investments held by the Taxable Subsidiaries), basis differences of portfolio investments held by the Taxable Subsidiaries which are "pass-through" entities for tax purposes and excess deductions resulting from the restricted stock plans (see further discussion in Note L).

        In accordance with the realization requirements of ASC 718, Compensation—Stock Compensation, Main Street uses tax law ordering when determining when tax benefits related to equity compensation greater than equity compensation recognized for financial reporting should be realized. For the three months ended March 31, 2015, Main Street realized no increase to paid-in capital due to tax deductions related to equity compensation greater than equity compensation recognized for financial

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

reporting compared to $0.3 million for the corresponding period in 2014. Additional paid-in capital increases of $1.8 million will be recognized in future periods when such tax benefits are ultimately realized by reducing taxes payable.

NOTE J—COMMON STOCK

        During March 2015, Main Street completed a public equity offering of 4,370,000 shares of common stock, including the underwriters' full exercise of their option to purchase 570,000 additional shares, resulting in total net proceeds, including exercise of the underwriters' option to purchase additional shares and after deducting underwriting discounts and estimated offering expenses payable by Main Street, of approximately $127.8 million.

        During April 2014, Main Street completed a follow-on public equity offering of 4,600,000 shares of common stock, including the underwriters' full exercise of their option to purchase 600,000 additional shares, at a price to the public of $31.50 per share, resulting in total net proceeds, including exercise of the underwriters' option to purchase additional shares and after deducting underwriting discounts and estimated offering expenses payable by Main Street, of approximately $139.7 million.

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

        For the three months ended March 31, 2015, $3.5 million of the total $23.0 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 116,330 newly issued shares and with the purchase of 3,131 shares of common stock in the open market. For the three months ended March 31, 2014, $3.2 million of the total $19.7 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 93,328 newly issued shares. The shares disclosed above relate only to Main Street's DRIP and exclude any activity related to broker-managed dividend reinvestment plans.

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

        Main Street's Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2008 Equity Incentive Plan. These shares generally vest over a four-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street's Board of Directors, net of shares forfeited, and the remaining shares of restricted stock available for issuance as of March 31, 2015.

Restricted stock authorized under the plan	2,000,000
Less net restricted stock (granted)/forfeited on:
July 1, 2008	(245,645)
July 1, 2009	(98,993	)(1)
July 1, 2010	(149,357)
June 20, 2011	(116,909	)(1)
June 20, 2012	(130,196	)(1)
Quarter ended December 31, 2012	(12,476)
Quarter ended March 31, 2013	(725	)(1)
Quarter ended June 30, 2013	(236,852	)(1)
Quarter ended September 30, 2013	(12,688	)(1)
Quarter ended December 31, 2013	(61	)(1)
Quarter ended March 31, 2014	(397)
Quarter ended June 30, 2014	(209,130	)(1)
Quarter ended September 30, 2014	(13,570)
Quarter ended March 31, 2015	(683)

Restricted stock available for issuance as of March 31, 2015	772,318

(1)
Shares indicated are net of forfeited shares.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        As of March 31, 2015, the following table summarizes the restricted stock issued to Main Street's independent directors and the remaining shares of restricted stock available for issuance pursuant to the Main Street Capital Corporation 2008 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election to the board and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period.

Restricted stock authorized under the plan	200,000
Less restricted stock granted on:
July 1, 2008	(20,000)
July 1, 2009	(8,512)
July 1, 2010	(7,920)
June 20, 2011	(6,584)
August 3, 2011	(1,658)
June 20, 2012	(5,060)
June 13, 2013	(4,304)
August 6, 2013	(980)
May 29, 2014	(4,775)

Restricted stock available for issuance as of March 31, 2015	140,207

        For the three months ended March 31, 2015 and 2014, Main Street recognized total share-based compensation expense of $1.3 million and $0.9 million, respectively, related to the restricted stock issued to Main Street employees and independent directors.

        As of March 31, 2015, there was $9.7 million of total unrecognized compensation expense related to Main Street's non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 2.7 years as of March 31, 2015.

NOTE M—COMMITMENTS AND CONTINGENCIES

        At March 31, 2015, Main Street had a total of $153.1 million in outstanding commitments comprised of (i) 30 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) six investments with capital commitments that had not been fully called.

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

NOTE N—RELATED PARTY TRANSACTIONS

        As discussed further in Note D, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of Main Street's Investment Portfolio. At March 31, 2015, Main Street had a receivable of $1.2 million due from the External Investment

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Manager which included approximately $0.8 million related to operating expenses incurred by the MSCC or its subsidiaries required to support the External Investment Manager's business, along with dividends declared but not paid by the External Investment Manager of approximately $0.4 million.

        In June 2013, Main Street adopted a deferred compensation plan for the non-employee members of its board of directors, which allows the directors at their option to defer all or a portion of the fees paid for their services as directors and have such deferred fees paid in shares of Main Street common stock within 90 days following the termination of a participant's service as a director. As of March 31, 2015, $0.6 million of directors' fees had been deferred under this plan. These deferred fees represented 18,672 shares of Main Street common shares. These shares will not be issued or included as outstanding on the consolidated statement of changes in net assets until each applicable participant's end of service as a director, but are included in operating expenses and weighted-average shares outstanding on Main Street's consolidated statement of operations as earned.

NOTE O—SUBSEQUENT EVENTS

        In April 2015, Main Street declared a semi-annual supplemental cash dividend of $0.275 per share payable in June 2015. The semi-annual supplemental dividend is unchanged from the semi-annual supplemental dividend paid in June 2014. This supplemental cash dividend is in addition to the previously announced regular monthly cash dividends that Main Street declared for the second quarter of 2015 of $0.175 per share for each of April, May and June 2015.

        In April 2015, Main Street fully exited its investment in California Healthcare Medical Billing, Inc. ("CHMB"), a provider of outsourced medical billing, revenue cycle management, practice management and electronic health record (EHR) solutions to physicians, clinics, hospitals and health systems throughout the United States. Main Street made its initial investment in CHMB in October 2008, and realized a gain of approximately $3.3 million on the redemption of its equity and warrant positions by CHMB.

        In April 2015, Main Street amended the Credit Facility to increase total commitments from $572.5 million to $597.5 million and increase the accordion feature of the Credit Facility from $650.0 million to $750.0 million. The $25.0 million increase in total commitments was the result of a commitment increase by one of the existing lenders in the facility. The recent increase in total commitments was executed under the accordion feature of the Credit Facility which allows for an increase in total commitments under the facility up to $750.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

        In May 2015, Main Street declared regular monthly dividends of $0.175 per share for each month of July, August and September of 2015. These regular monthly dividends equal a total of $0.525 per share for the third quarter of 2015 and represent a 6.1% increase from the regular monthly dividends declared for the third quarter of 2014. Including the regular monthly dividends declared for the third quarter of 2015 and the semi-annual supplemental dividend payable in June 2015, Main Street will have paid $15.065 per share in cumulative dividends since its October 2007 initial public offering.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information in this section contains forward-looking statements that involve risks and uncertainties. Please see "Risk Factors" and "Cautionary Statement Concerning Forward-Looking Statements" in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the "SEC") on February 27, 2015 for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the consolidated financial statements and related notes and other financial information included in the Annual Report on Form 10-K for the year ended December 31, 2014.

ORGANIZATION

        Main Street Capital Corporation ("MSCC") is a principal investment firm primarily focused on providing customized debt and equity financing to lower middle market ("LMM") companies and debt capital to middle market ("Middle Market") companies. The portfolio investments of MSCC and its consolidated subsidiaries are typically made to support management buyouts, recapitalizations, growth financings, refinancings and acquisitions of companies that operate in diverse industry sectors. MSCC seeks to partner with entrepreneurs, business owners and management teams and generally provide "one stop" financing alternatives within its LMM portfolio. MSCC and its consolidated subsidiaries invest primarily in secured debt investments, equity investments, warrants and other securities of LMM companies based in the United States and in secured debt investments of Middle Market companies generally headquartered in the United States.

        MSCC was formed in March 2007 to operate as an internally managed business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). MSCC wholly owns several investment funds, including, but not limited to, Main Street Mezzanine Fund, LP ("MSMF") and Main Street Capital II, LP ("MSC II" and, together with MSMF, the "Funds"), and each of their general partners. The Funds are each licensed as a Small Business Investment Company ("SBIC") by the United States Small Business Administration ("SBA"). Because MSCC is internally managed, all of the executive officers and other employees are employed by MSCC. Therefore, MSCC does not pay any external investment advisory fees but instead incurs the operating costs associated with employing investment and portfolio management professionals.

        MSC Adviser I, LLC (the "External Investment Manager") was formed in November 2013 as a wholly owned subsidiary of MSCC to provide investment management and other services to parties other than MSCC and its subsidiaries ("External Parties") and receive fee income for such services. MSCC has been granted no-action relief by the Securities and Exchange Commission ("SEC") to allow the External Investment Manager to register as a registered investment adviser ("RIA") under Investment Advisers Act of 1940, as amended (the "Advisers Act"). Since the External Investment Manager conducts all of its investment management activities for parties outside of MSCC and its consolidated subsidiaries or their portfolio companies, it is accounted for as a portfolio investment of MSCC and is not included as a consolidated subsidiary of MSCC in MSCC's consolidated financial statements.

        MSCC has elected to be treated for U.S. federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, MSCC generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that it distributes to its stockholders.

        MSCC has certain direct and indirect wholly owned subsidiaries that have elected to be taxable entities (the "Taxable Subsidiaries"). The primary purpose of the Taxable Subsidiaries is to permit MSCC to hold equity investments in portfolio companies which are "pass-through" entities for tax purposes. The External Investment Manager is also a direct wholly owned subsidiary that has elected to be a taxable entity. The Taxable Subsidiaries and the External Investment Manager are each taxed at their normal corporate tax rates based on their taxable income.

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

        Our external asset management business is conducted through our External Investment Manager. We have entered into an agreement to provide the External Investment Manager with asset management service support in connection with its asset management business generally, and specifically for its relationship with HMS Income Fund, Inc. ("HMS Income"). Through this agreement, we provide management and other services to the External Investment Manager, as well as access to our employees, infrastructure, business relationships, management expertise and capital raising capabilities. In the first quarter of 2014, we began charging the External Investment Manager for these services. Our total expenses for the three months ended March 31, 2015 and 2014 are net of expenses of $0.8 million and $0.3 million, respectively, charged to the External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed.

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

        Our Private Loan portfolio investments primarily consist of investments in interest bearing debt securities in companies that are consistent with the size of the companies included in our LMM portfolio or our Middle Market portfolio, but are investments that have been originated through strategic relationships with other investment funds on a collaborative basis. Our Private Loan portfolio debt investments are generally secured by either a first or second priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date.

        The following tables provide a summary of our investments in the LMM, Middle Market and Private Loan portfolios as of March 31, 2015 and December 31, 2014 (this information excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of March 31, 2015
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	68	89	37
Fair value	$778.3	$627.8	$247.7
Cost	$640.7	$642.8	$261.8
% of total investments at cost—debt	70.3%	99.1%	96.1%
% of total investments at cost—equity	29.7%	0.9%	3.9%
% of debt investments at cost secured by first priority lien	89.8%	85.2%	87.2%
Weighted-average annual effective yield(b)	13.1%	7.9%	9.9%
Average EBITDA(c)	$5.4	$95.8	$12.1

(a)
At March 31, 2015, we had equity ownership in approximately 94% of our LMM portfolio companies and the average fully diluted equity ownership in those portfolio companies was approximately 36%.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of March 31, 2015, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status.

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude three LMM portfolio companies, one Middle Market portfolio company and five Private Loan portfolio companies as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies.

	As of December 31, 2014
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	66	86	31
Fair value	$733.2	$542.7	$213.0
Cost	$599.4	$561.8	$224.0
% of total investments at cost—debt	71.5%	99.8%	95.6%
% of total investments at cost—equity	28.5%	0.2%	4.4%
% of debt investments at cost secured by first priority lien	89.6%	85.1%	87.8%
Weighted-average annual effective yield(b)	13.2%	7.8%	10.1%
Average EBITDA(c)	$5.0	$77.2	$18.1

(a)
At December 31, 2014, we had equity ownership in approximately 95% of our LMM portfolio companies and our average fully diluted equity ownership in those portfolio companies was approximately 35%.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2014, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status.

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted average for the Middle Market and Private Loan portfolios. These calculations exclude two LMM portfolio companies, one Middle Market portfolio company and five Private Loan portfolio companies as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies.

        As of March 31, 2015, we had Other Portfolio investments in six companies, collectively totaling approximately $58.7 million in fair value and approximately $55.6 million in cost basis and which comprised approximately 3.4% of our Investment Portfolio (as defined in "—Critical Accounting Policies—Basis of Presentation" below). As of December 31, 2014, we had Other Portfolio investments in six companies, collectively totaling approximately $58.9 million in fair value and approximately $56.2 million in cost basis and which comprised approximately 3.8% of our Investment Portfolio at fair value.

        As previously discussed, the External Investment Manager is a wholly owned subsidiary that is treated as a portfolio investment. As of March 31, 2015, there was no cost basis in this investment and the investment had a fair value of $24.8 million, which comprised 1.4% of our Investment Portfolio at fair value. As of December 31, 2014, there was no cost basis in this investment and the investment had a fair value of $15.6 million, which comprised 1.0% of our Investment Portfolio at fair value.

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

        Because we are internally managed, we do not pay any external investment advisory fees, but instead incurs the operating costs associated with employing investment and portfolio management professionals itself. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio. For the three months ended March 31, 2015, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.4% on an annualized basis which is consistent with the ratio on an annualized basis for the three months ended March 31, 2014 and for the year ended December 31, 2014.

        During May 2012, we entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income Fund, Inc. ("HMS Income"), a non-publicly traded BDC whose registration statement on Form N-2 was declared effective by the SEC in June 2012, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow us to own a registered investment adviser, we assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on MSCC's ability to meet the source-of-income requirement necessary for us to maintain our RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. Based upon several fee waiver agreements with HMS Income and HMS Adviser, the External Investment Manager did not begin accruing the base management fee and incentive fees, if any, until January 1, 2014. Beginning January 1, 2015, the External Investment Manager conditionally agreed to waive a limited amount of the base management fee and incentive fees otherwise earned during the year ended December 31, 2015. During the three months ended March 31, 2015 and 2014, the External Investment Manager earned $1.4 million and $0.3 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser.

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

CRITICAL ACCOUNTING POLICIES

  Basis of Presentation

        Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For each of the periods presented herein, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of our investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments, and the investment in the External Investment Manager, but excludes all "Marketable securities and idle funds investments". "Marketable securities and idle funds investments" are classified as financial instruments and are reported separately on our consolidated balance sheets and consolidated schedules of investments due to the nature of such investments. Our results of operations for the three months ended March 31, 2015 and 2014, cash flows for the three months ended March 31, 2015 and 2014, and financial position as of March 31, 2015 and December 31, 2014, are presented on a consolidated basis. The effects of all intercompany transactions between us and our consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform to the current presentation, including reclassifying the expenses charged to the External Investment Manager.

        Our accompanying unaudited consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

        Under regulations pursuant to Article 6 of Regulation S-X applicable to BDCs and Accounting Standards Codification ("Codification" or "ASC") 946, Financial Services—Investment Companies ("ASC 946"), we are precluded from consolidating other entities in which we have equity investments, including those in which we have a controlling interest, unless the other entity is another investment company. An exception to this general principle in ASC 946 occurs if we hold a controlling interest in an operating company that provides all or substantially all of its services directly to us or to one of our portfolio companies. Accordingly, as noted above, our consolidated financial statements include the financial position and operating results for the Funds and the Taxable Subsidiaries. Our consolidated financial statements also include the financial position and operating results for our wholly owned operating subsidiary, Main Street Capital Partners, LLC, ("MSCP"), as the wholly owned subsidiary provides all of its services directly or indirectly to Main Street or our portfolio companies. We have determined that all of our portfolio investments do not qualify for this exception, including the investment in the External Investment Manager. Therefore, our Investment Portfolio is carried on the consolidated balance sheet at fair value with any adjustments to fair value recognized as "Net Change in Unrealized Appreciation (Depreciation)" on the consolidated statements of operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a "Net Realized Gain (Loss)."

  Investment Portfolio Valuation

        The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. As of March 31, 2015 and December 31, 2014, our Investment Portfolio valued at fair value represented approximately 95% and 92% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact.

        Our portfolio strategy calls for us to invest primarily in illiquid debt and equity securities issued by private, LMM companies and more liquid debt securities issued by Middle Market companies that are generally larger in size than the LMM companies. We categorize some of our investments in LMM companies and Middle Market companies as Private Loan portfolio investments, which are primarily debt securities issued by companies that are consistent in size with either the LMM companies or Middle Market companies, but are investments which have been originated through strategic relationships with other investment funds on a collaborative basis. The structure, terms and conditions for these Private Loan investments are typically consistent with the structure, terms and conditions for the investments made in our LMM portfolio or Middle Market portfolio. Our portfolio also includes Other Portfolio investments which primarily consist of investments that are not consistent with the typical profiles for our LMM portfolio investments, Middle Market portfolio investments or Private Loan portfolio investments, including investments which may be managed by third parties. Our portfolio investments may be subject to restrictions on resale.

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

        Pursuant to our internal valuation process and the requirements under the 1940 Act, we perform valuation procedures on our portfolio investments quarterly. In addition to our internal valuation process, in determining the estimates of fair value for our investments in LMM portfolio companies, we, among other things, consult with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm is generally consulted relative to our investments in each LMM portfolio company at least once in every calendar year, and for our investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result is not in our stockholders' best interest, to consult with the nationally recognized independent financial advisory services firm on our investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of our investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. We consulted with our independent financial advisory services firm in arriving at our determination of fair value on our investments in a total of 15 LMM portfolio companies for the three months ended March 31, 2015, representing approximately 23% of the total LMM portfolio at fair value as of March 31, 2015, and on a total of 17 LMM portfolio companies for the three months ended March 31, 2014, representing approximately 29% of the total LMM portfolio at fair value as of March 31, 2014. Excluding our investments in new LMM portfolio companies which have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment as of March 31, 2015 and 2104, as applicable, and our investments in the LMM portfolio companies that were not reviewed because their equity is publicly traded, the percentage of the LMM portfolio reviewed by our independent financial advisory services firm for the three months ended March 31, 2015 and 2014 was 27% and 32% of the total LMM portfolio at fair value as of March 31, 2015 and 2014, respectively.

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

        For valuation purposes, all of our Other Portfolio investments are non-control investments. Our Other Portfolio investments comprised approximately 3.4% and 3.8%, respectively, of our Investment Portfolio at fair value as of March 31, 2015 and December 31, 2014. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For our Other Portfolio equity investments, we generally determine the fair value of our investments using the NAV valuation method. For Other Portfolio debt investments, we generally determine the fair value of these investments through obtaining third-party quotes or other independent pricing to the extent that these inputs are available and appropriate to determine fair value. For Other Portfolio debt investments for which we have determined that third-party quotes or other independent pricing are not available or appropriate, we generally estimate the fair value based on the assumptions that we believe hypothetical market participants would use to value such Other Portfolio debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method.

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

        Our Board of Directors has the final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our Investment Portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our Investment Portfolio as of March 31, 2015 and 2014 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

  Fee Income

        We may periodically provide services, including structuring and advisory services, to our portfolio companies or other third parties. For services that are separately identifiable and evidence exists to substantiate fair value, fee income is recognized as earned, which is generally when the investment or other applicable transaction closes. Fees received in connection with debt financing transactions for services that do not meet these criteria are treated as debt origination fees and are deferred and accreted into interest income over the life of the financing.

  Payment-in-Kind ("PIK") Interest and Cumulative Dividends

        We hold certain debt and preferred equity instruments in our Investment Portfolio that contain payment-in-kind ("PIK") interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended March 31, 2015 and 2014, (i) approximately 2.2% and 5.4%, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.0% and 1.2%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.

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

  Income Taxes

        MSCC has elected to be treated for U.S. federal income tax purposes as a RIC. MSCC's taxable income includes the taxable income generated by MSCC and certain of its subsidiaries, including the Funds, which are treated as disregarded entities for tax purposes. As a RIC, MSCC generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that MSCC distributes to its stockholders. MSCC must generally distribute at least 90% of its investment company taxable income to qualify for pass-through tax treatment and maintain its RIC status. As part of maintaining RIC status, undistributed taxable income (subject to a 4% U.S Federal excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared prior to the filing of the U.S federal income tax return for the applicable fiscal year.

        The Taxable Subsidiaries hold certain portfolio investments for us. The Taxable Subsidiaries permit us to hold equity investments in portfolio companies which are "pass-through" entities for tax purposes and to continue to comply with the "source-income" requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are consolidated with us for U.S. GAAP financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in our consolidated financial statements as portfolio investments and recorded at fair value. The Taxable Subsidiaries are not consolidated with MSCC for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities, as a result of their ownership of certain portfolio investments. The taxable income, or loss, of the Taxable Subsidiaries may differ from their book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements.

        As previously discussed, MSCC's wholly owned subsidiary MSCP is included in our consolidated financial statements for financing reporting purposes. For tax purposes, MSCP has elected to be treated as a taxable entity, and therefore is not consolidated with MSCC for income tax purposes and is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. The taxable income, or loss, of MSCP may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements.

        The Taxable Subsidiaries and MSCP use the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

        Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. Taxable income generally excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized.

INVESTMENT PORTFOLIO COMPOSITION

        LMM portfolio investments primarily consist of secured debt, equity warrants and direct equity investments in privately held, LMM companies based in the United States. Our LMM portfolio companies generally have annual revenues between $10 million and $150 million, and our LMM investments generally range in size from $5 million to $50 million. The LMM debt investments are typically secured by either a first or second priority lien on the assets of the portfolio company, generally bear interest at fixed rates, and generally have a term of between five and seven years from the original investment date. In most LMM portfolio companies, we receive nominally priced equity warrants and/or make direct equity investments in connection with a debt investment.

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

        Our external asset management business is conducted through our External Investment Manager. We have entered into an agreement to provide the External Investment Manager with asset management service support in connection with its asset management business generally, and specifically for its relationship with HMS Income Fund, Inc. ("HMS Income"). Through this agreement, we provide management and other services to the External Investment Manager, as well as access to our employees, infrastructure, business relationships, management expertise and capital raising capabilities. In the first quarter of 2014, we began charging the External Investment Manager for these services. Our total expenses for the three months ended March 31, 2015 and 2014 are net of expenses of $0.8 million and $0.3 million The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed.

        The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments as of March 31, 2015 and December 31, 2014 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	March 31, 2015	December 31, 2014
First lien debt	75.6%	75.7%
Equity	11.9%	11.6%
Second lien debt	10.0%	10.0%
Equity warrants	1.4%	1.5%
Other	1.1%	1.2%

	100.0%	100.0%

Fair Value:	March 31, 2015	December 31, 2014
First lien debt	67.4%	66.9%
Equity	21.4%	21.9%
Second lien debt	9.3%	9.2%
Equity warrants	1.0%	1.0%
Other	0.9%	1.0%

	100.0%	100.0%

        The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States or other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments as of March 31, 2015 and December 31, 2014 (this information excludes the Other

Portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	March 31, 2015	December 31, 2014
Southwest	31.6%	29.6%
Northeast	21.1%	19.9%
West	16.9%	18.7%
Southeast	14.2%	15.4%
Midwest	13.7%	13.5%
Canada	0.6%	0.7%
Other Non-United States	1.9%	2.2%

	100.0%	100.0%

Fair Value:	March 31, 2015	December 31, 2014
Southwest	35.7%	33.7%
Northeast	19.8%	18.3%
West	18.0%	20.4%
Midwest	12.7%	12.7%
Southeast	11.5%	12.4%
Canada	0.6%	0.6%
Other Non-United States	1.7%	1.9%

	100.0%	100.0%

        Our LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by industry at cost and fair value as of March 31, 2015 and December 31, 2014 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	March 31, 2015	December 31, 2014
Media	7.5%	8.3%
Energy Equipment & Services	7.4%	8.3%
IT Services	6.7%	5.9%
Machinery	6.0%	6.5%
Hotels, Restaurants & Leisure	5.6%	5.6%
Software	5.5%	5.4%
Specialty Retail	4.8%	4.7%
Construction & Engineering	4.7%	5.3%
Health Care Providers & Services	4.6%	4.9%
Internet Software & Services	3.7%	1.9%
Diversified Telecommunication Services	3.6%	4.0%
Diversified Consumer Services	3.2%	2.9%
Electronic Equipment, Instruments & Components	2.4%	3.0%
Oil, Gas & Consumable Fuels	2.4%	2.5%
Pharmaceuticals	2.4%	1.8%
Food Products	2.2%	1.8%
Auto Components	2.0%	2.3%
Building Products	2.0%	1.1%
Health Care Equipment & Supplies	1.9%	2.1%
Road & Rail	1.7%	1.8%
Aerospace & Defense	1.3%	1.2%
Textiles, Apparel & Luxury Goods	1.2%	1.3%
Chemicals	1.2%	1.3%
Diversified Financial Services	1.2%	1.0%
Air Freight & Logistics	1.2%	0.9%
Leisure Equipment & Products	1.2%	0.5%
Trading Companies & Distributors	1.1%	1.2%
Professional Services	1.1%	1.1%
Commercial Services & Supplies	1.0%	1.0%
Distributors	0.9%	1.0%
Other(1)	8.3%	9.4%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

Fair Value:	March 31, 2015	December 31, 2014
Machinery	7.4%	8.1%
Media	6.8%	7.7%
Energy Equipment & Services	6.5%	7.9%
IT Services	6.2%	5.4%
Software	5.7%	5.5%
Hotels, Restaurants & Leisure	5.6%	5.6%
Construction & Engineering	5.1%	5.5%
Specialty Retail	5.0%	4.9%
Diversified Consumer Services	4.7%	4.4%
Health Care Providers & Services	4.2%	4.4%
Internet Software & Services	4.0%	2.3%
Diversified Telecommunication Services	3.3%	3.8%
Auto Components	2.3%	2.5%
Road & Rail	2.3%	2.3%
Pharmaceuticals	2.3%	1.7%
Food Products	2.1%	1.6%
Electronic Equipment, Instruments & Components	2.0%	2.5%
Oil, Gas & Consumable Fuels	2.0%	1.9%
Health Care Equipment & Supplies	1.8%	1.9%
Building Products	1.7%	0.9%
Air Freight & Logistics	1.4%	0.8%
Aerospace & Defense	1.2%	1.1%
Diversified Financial Services	1.2%	1.0%
Textiles, Apparel & Luxury Goods	1.1%	1.2%
Chemicals	1.1%	1.2%
Leisure Equipment & Products	1.1%	0.4%
Trading Companies & Distributors	1.0%	1.1%
Commercial Services & Supplies	1.0%	1.0%
Professional Services	1.0%	1.0%
Paper & Forest Products	0.9%	1.2%
Distributors	0.9%	1.0%
Other(1)	7.1%	8.2%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

        Our LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments carry a number of risks including, but not limited to: (1) investing in companies which may have limited operating histories and financial resources; (2) holding investments that generally are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment grade debt and equity investments in our Investment Portfolio. Please see "Risk Factors—Risks Related to Our Investments" contained in our Form 10-K for the fiscal year ended December 31, 2014 for a more complete discussion of the risks involved with investing in our Investment Portfolio.

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

        The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of March 31, 2015 and December 31, 2014:

	As of March 31, 2015		As of December 31, 2014
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(in thousands, except percentages)
1	$282,487	36.2%	$287,693	39.2%
2	168,539	21.7%	133,266	18.2%
3	232,851	29.9%	239,100	32.6%
4	83,116	10.7%	61,475	8.4%
5	11,307	1.5%	11,657	1.6%

Total	$778,300	100.0%	$733,191	100.0%

        Based upon our investment rating system, the weighted-average rating of our LMM portfolio was approximately 2.2 as of both March 31, 2015 and December 31, 2014.

        As of March 31, 2015, our total Investment Portfolio had five investments with positive fair value on non-accrual status, which comprised approximately 1.2% of its fair value and 3.9% of its cost, and no fully impaired investments. As of December 31, 2014, our total Investment Portfolio had five investments with positive fair value on non-accrual status, which comprised approximately 1.7% of its fair value and 4.7% of its cost, and no fully impaired investments.

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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

  Comparison of the three months ended March 31, 2015 and March 31, 2014

	Three Months Ended March 31,		Net Change
	2015	2014	Amount	%
	(in thousands)
Total investment income	$37,179	$30,776	$6,403	21%
Total expenses	(13,688)	(10,037)	(3,651)	36%

Net investment income	23,491	20,739	2,752	13%
Net realized gain (loss) from investments	(2,120)	1,443	(3,563)

Net realized income	21,371	22,182	(811)	(4)%
Net change in unrealized appreciation (depreciation) from:
Portfolio investments	14,204	6,857	7,347
SBIC debentures and marketable securities and idle funds	(442)	(140)	(302)

Total net change in unrealized appreciation	13,762	6,717	7,045
Income tax benefit (provision)	291	(1,665)	1,956	(117)%

Net increase in net assets resulting from operations	$35,424	$27,234	$8,190	30%

	Three Months Ended March 31,		Net Change
	2015	2014	Amount	%
	(in thousands, except per share amounts)
Net investment income	$23,491	$20,739	$2,752	13%
Share-based compensation expense	1,263	853	410	48%

Distributable net investment income(a)	24,754	21,592	3,162	15%
Net realized gain (loss) from investments	(2,120)	1,443	(3,563)

Distributable net realized income(a)	$22,634	$23,035	$(401)	(2)%

Distributable net investment income per share—Basic and diluted(a)	$0.54	$0.54	$—	0%

Distributable net realized income per share—Basic and diluted(a)	$0.49	$0.58	$(0.09)	(16)%

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

  Investment Income

        For the three months ended March 31, 2015, total investment income was $37.2 million, a 21% increase over the $30.8 million of total investment income for the corresponding period of 2014. This comparable period increase was principally attributable to (i) a $4.3 million increase in interest income primarily from higher average levels of portfolio debt investments, (ii) a $1.1 million increase in dividend income from Investment Portfolio equity investments and (iii) a $0.8 million increase in fee income. The $6.4 million increase in total investment income in the three months ended March 31, 2015 included a $0.6 million net decrease in the amount of total investment income related to accelerated prepayment and repricing activity for certain Investment Portfolio debt investments when compared to the same period in 2014.

  Expenses

        For the three months ended March 31, 2015, total expenses increased to $13.7 million from $10.0 million for the corresponding period of 2014. This comparable period increase in operating expenses was principally attributable to (i) a $2.5 million increase in interest expense, primarily as a result of (a) the issuance of our 4.50% Notes due 2019 (the "4.50% Notes") in November 2014 and (b) an increase in interest expense from our SBIC debentures due to a higher average interest rate, when compared to the prior year, (ii) a $1.1 million increase in compensation expense related to increases in the number of personnel, base compensation and incentive compensation accruals and (iii) a $0.4 million increase in share-based compensation expense, with these increases partially offset by (i) a $0.5 million increase in the expenses charged to the External Investment Manager (see further discussion in "Overview"), in each case when compared to the prior year. For the three months ended March 31, 2015, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.4% on an annualized basis which is consistent with the ratio on an annualized basis for the three months ended March 31, 2014 and for the year ended December 31, 2014.

  Distributable Net Investment Income

        Distributable net investment income increased 15% to $24.8 million, or $0.54 per share, compared with $21.6 million, or $0.54 per share, in the corresponding period of 2014. The increase in distributable net investment income was primarily due to the higher level of total investment income, partially offset by higher operating expenses as discussed above. Distributable net investment income on a per share basis for the three months ended March 31, 2015 reflects (i) a decrease of approximately $0.02 per share from the comparable period in 2014 attributable to the net decrease in the comparable levels of accelerated prepayment and repricing activity for certain Investment Portfolio debt investments, and (ii) a greater number of average shares outstanding compared to the corresponding period in 2014 primarily due to the April 2014 and March 2015 equity offerings.

  Net Investment Income

        Net investment income for the three months ended March 31, 2015 was $23.5 million, or a 13% increase, compared to net investment income of $20.7 million for the corresponding period of 2014. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses as discussed above.

  Distributable Net Realized Income

        Distributable net realized income was $22.6 million, or $0.49 per share, for the three months ended March 31, 2015 compared with $23.0 million, or $0.58 per share, in the corresponding period of 2014. The $0.4 million decrease was attributable to the $3.2 million increase in total distributable net investment income in the three months ended March 31, 2015 when compared to the corresponding period of 2014 as discussed above, offset by to the $3.6 million decrease in the net realized gain (loss) from investments from the comparable period in the prior year due to a net realized loss from investments of $2.1 million in the three months ended March 31, 2015. The net realized loss from investments of $2.1 million during the three months ended March 31, 2015 was primarily attributable to the net realized loss of $2.6 million on the restructuring of a Middle Market investment, partially offset by net realized gains on several Investment Portfolio investments.

  Net Realized Income

        The $0.8 million decrease in net realized income compared with the corresponding period of 2014 was due to the higher level of net investment income in the three months ended March 31, 2015, offset by the $3.6 million decrease in the net realized gain (loss) from investments in the three months ended March 31, 2015 when compared to the corresponding period of 2014, in each case as discussed above.

  Net Increase in Net Assets Resulting from Operations

        The net increase in net assets resulting from operations during the three months ended March 31, 2015 was $35.4 million, or $0.77 per share, compared with $27.2 million, or $0.68 per share, during the three months ended March 31, 2014. This increase from the prior year was primarily the result of (i) a $2.8 million increase in net investment income and (ii) a $7.0 million increase in the net change in unrealized appreciation to a net change in unrealized appreciation of $13.8 million for the three months ended March 31, 2015 and (iii) a $2.0 million decrease in the income tax provision from the prior year to an income tax benefit of $0.3 million for the three months ended March 31, 2015, with these changes partially offset by a $3.6 million decrease in the net realized gain (loss) from investments to a net realized loss of $2.1 million for the three months ended March 31, 2015.

        The following table provides a summary of the total net change in unrealized appreciation of $13.8 million for the first quarter of 2015:

	Three Months Ended March 31, 2015
	LMM(a)	Middle Market	Private Loan	Other(b)	Total
	(dollars in millions)
Accounting reversals of net unrealized (appreciation)/depreciation recognized in prior periods due to net realized (gains)/losses recognized during period	$0.1	$2.5	$(0.4)	$—	$2.2
Net unrealized appreciation (depreciation) relating to portfolio investments	3.8	1.6	(3.1)	9.7	12.0

Total net unrealized appreciation/(depreciation) relating to portfolio investments	$3.9	$4.1	$(3.5)	$9.7	14.2

Net unrealized appreciation relating to marketable securities					0.3
Unrealized depreciation relating to SBIC debentures(c)					(0.7)

Total net unrealized appreciation/(depreciation)					$13.8

(a)
LMM includes unrealized appreciation on 22 LMM portfolio investments and unrealized depreciation on 13 LMM portfolio investments.

(b)
Other includes $9.3 million of unrealized appreciation relating to the External Investment Manager and $0.4 million of net unrealized appreciation relating to the Other Portfolio.

(c)
Relates to unrealized depreciation on the SBIC debentures held by MSC II which are accounted for on a fair value basis.

        The income tax benefit for the three months ended March 31, 2015 of $0.3 million principally consisted of (i) a deferred tax benefit of $0.7 million, which is primarily the result of deferred taxes on net unrealized depreciation on our portfolio investments held in our Taxable Subsidiaries and the change in net operating loss carryforwards, both of which are non-cash in nature, and (ii) other current taxes of $0.4 million, which is primarily related to accruals for U.S. federal income and excise taxes, state and other taxes.

  Liquidity and Capital Resources

  Cash Flows

        For the three months ended March 31, 2015, we experienced a net decrease in cash and cash equivalents in the amount of $38.4 million, which is the net result of $92.6 million of cash used for our operating activities and $54.2 million provided by financing activities.

        During the period, we used $92.6 million of cash for our operating activities, which resulted primarily from (i) cash flows we generated from the operating profits earned through our operating activities totaling $22.2 million, which is our $24.8 million of distributable net investment income, excluding the non-cash effects of the accretion of unearned income of $2.0 million, payment-in-kind interest income of $0.8 million, cumulative dividends of $0.4 million and the amortization expense for deferred financing costs of $0.6 million, (ii) cash uses totaling $265.2 million which primarily resulted from (a) the funding of new portfolio company investments and settlement of accruals for portfolio investments existing as of December 31, 2014, which together total $256.0 million, (b) the funding of new Marketable securities and idle funds investments and settlement of accruals for Marketable securities and idle funds investments existing as of December 31, 2014, which together total $2.0 million, (c) $7.1 million related to decreases in payables and accruals and (d) increases in other assets of $0.1 million, and (iii) cash proceeds totaling $150.4 million from (a) $149.1 million in cash proceeds from the repayments of debt investments and sales of equity investments and (b) $1.3 million of cash proceeds from the sale of Marketable securities and idle funds investments.

        During the three months ended March 31, 2015, $54.2 million in cash was provided by financing activities, which principally consisted of $127.8 million in net cash proceeds from a public equity offering in March 2015, partially offset by (i) $54.0 million in net cash repayments of the Credit Facility and (ii) $19.5 million in cash dividends paid to stockholders.

  Capital Resources

        As of March 31, 2015, we had $22.0 million in cash and cash equivalents, $9.9 million in Marketable securities and idle funds investments and $408.5 million of unused capacity under the Credit Facility, which we maintain to support our investment and operating activities. As of March 31, 2015, our net asset value totaled $1,083.9 million, or $21.87 per share.

        The Credit Facility includes total commitments of $572.5 million from a diversified group of fifteen lenders and matures in September 2019. The Credit Facility also contains an accordion feature which allows us to increase the total commitments under the facility up to $650.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

        Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable LIBOR rate (0.17% as of March 31, 2015) plus 2.00%, as long as we maintain an investment grade rating (or 2.25% if we do not maintain an investment grade rating) or (ii) the applicable base rate (Prime Rate of 3.25% as of March 31, 2015) plus 1.00%, as long as we maintain an investment grade rating (or 1.25% if we do not maintain an investment grade rating). We pay unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio of at least 1.5 to 1.0, and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2019, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval. As of March 31, 2015, we had $164.0 million in borrowings outstanding under the Credit Facility, the interest rate on the Credit Facility was 2.2% and we were in compliance with all financial covenants of the Credit Facility.

        Due to each of the Funds' status as a licensed SBIC, we have the ability to issue, through the Funds, debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA generally in an amount up to twice its regulatory capital, which effectively approximates the amount of its equity capital, up to a regulatory maximum amount of debentures of $225.0 million. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. On March 31, 2015, through our two wholly owned SBICs, we had $225.0 million of outstanding SBIC debentures guaranteed by the SBA, which bear a weighted average annual fixed interest rate of approximately 4.2%, paid semi-annually, and mature ten years from issuance. The first maturity related to our SBIC debentures does not occur until 2017, and the remaining weighted average duration is approximately 6.3 years as of March 31, 2015.

        In April 2013, we issued $92.0 million, including the underwriters' full exercise of their over-allotment option, in aggregate principal amount of the 6.125% Notes. The 6.125% Notes are unsecured obligations and rank pari passu with our current and future senior unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 6.125% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 6.125% Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at our option on or after April 1, 2018. We may from time to time repurchase 6.125% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of March 31, 2015, the outstanding balance of the 6.125% Notes was $90.8 million.

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

        In November 2014, we issued $175.0 million in aggregate principal amount of the 4.50% Notes at an issue price of 99.53%. The 4.50% Notes are unsecured obligations and rank pari passu with our current and future senior unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes mature on December 1, 2019, and may be redeemed in whole or in part at any time at our option subject to certain make whole provisions. The 4.50% Notes bear interest at a rate of 4.50% per year payable semi-annually on June 1 and December 1 of each year, beginning June 1, 2015. We may from time to time repurchase 4.50% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of March 31, 2015, the outstanding balance of the 4.50% Notes was $175.0 million.

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

        During April 2014, we completed a follow-on public equity offering of 4,600,000 shares of common stock, including the underwriters' full exercise of their option to purchase 600,000 additional shares, at a price to the public of $31.50 per share, resulting in total net proceeds, including exercise of the underwriters' option to purchase additional shares and after deducting underwriting discounts and estimated offering expenses payable by us, of approximately $139.7 million.

        During March 2015, we completed a public equity offering of 4,370,000 shares of common stock, including the underwriters' full exercise of their option to purchase 570,000 additional shares, resulting in total net proceeds, including exercise of the underwriters' option to purchase additional shares and after deducting underwriting discounts and estimated offering expenses payable by us, of approximately $127.8 million.

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

        If our common stock trades below our net asset value per share, we will generally not be able to issue additional common stock at the market price unless our stockholders approve such a sale and our Board of Directors makes certain determinations. We did not seek stockholder authorization to sell shares of our common stock below the then current net asset value per share of our common stock at our 2014 or 2015 annual meetings of stockholders because our common stock price per share had been trading significantly above the current net asset value per share of our common stock. We would therefore need future approval from our stockholders to issue shares below the then current net asset value per share.

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

  Recently Issued or Adopted Accounting Standards

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-9 supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. The FASB tentatively decided to defer the effective date of the new revenue standard for public entities under U.S. GAAP for one year. If finalized, the new guidance will be effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Early adoption would be permitted for annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact the adoption of this new accounting standard will have on our financial statements.

        In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The impact of the adoption of this new accounting standard on our consolidated financial statements is currently being evaluated.

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

  Off-Balance Sheet Arrangements

        We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At March 31, 2015, we had a total of $153.1 million in outstanding commitments comprised of (i) 30 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) six investments with capital commitments that had not been fully called.

  Contractual Obligations

        As of March 31, 2015, the future fixed commitments for cash payments in connection with our SBIC debentures and the 4.50% Notes and the 6.125% Notes for each of the next five years and thereafter are as follows:

	2015	2016	2017	2018	2019	2020 and thereafter	Total
	(dollars in thousands)
SBIC debentures	$—	$—	$15,000	$10,200	$20,000	$179,800	225,000
Interest due on SBIC debentures	4,748	9,448	9,423	8,130	7,807	17,601	57,157
Notes 6.125%	—	—	—	—	—	90,810	90,810
Interest due on 6.125% Notes	4,171	5,562	5,562	5,562	5,562	19,467	45,886
4.50% Notes	—	—	—	—	175,000	—	175,000
Interest due on 4.50% Notes	8,444	7,875	7,875	7,875	7,875	—	39,944

Total	$17,363	$22,885	$37,860	$31,767	$216,244	$307,678	$633,797

        As of March 31, 2015, we had $164.0 million in borrowings outstanding under our Credit Facility, and the Credit Facility is currently scheduled to mature in September 2019. The Credit Facility contains two, one-year extension options which could extend the maturity to September 2021. See further discussion of the Credit Facility terms in "—Liquidity and Capital Resources—Capital Resources".

  Related Party Transactions

        As discussed further above, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of our Investment Portfolio. At March 31, 2015, we had a receivable of $1.2 million due from the External Investment Manager which included approximately $0.8 million related to operating expenses incurred by us required to support the External Investment Manager's business, along with dividends declared but not paid by the External Investment Manager of approximately $0.4 million.

        In June 2013, we adopted a deferred compensation plan for the non-employee members of our board of directors, which allows the directors at their option to defer all or a portion of the fees paid for their services as directors and have such deferred fees paid in shares of our common stock within 90 days after the participant's end of service as a director. As of March 31, 2015, $0.6 million of directors' fees had been deferred under this plan. These deferred fees represented 18,672 shares of our common shares. These shares will not be issued or included as outstanding on the consolidated statement of changes in net assets until each applicable participant's end of service as a director, but are included in operating expenses and weighted-average shares outstanding on our consolidated statement of operations as earned.

  Recent Developments

        In April 2015, we declared a semi-annual supplemental cash dividend of $0.275 per share payable in June 2015. The semi-annual supplemental dividend is unchanged from the semi-annual supplemental dividend paid in June 2014. This supplemental cash dividend is in addition to the previously announced regular monthly cash dividends that we declared for the second quarter of 2015 of $0.175 per share for each of April, May and June 2015.

        In April 2015, we fully exited our investment in California Healthcare Medical Billing, Inc. ("CHMB"), a provider of outsourced medical billing, revenue cycle management, practice management and electronic health record (EHR) solutions to physicians, clinics, hospitals and health systems throughout the United States. We made our initial investment in CHMB in October 2008, and realized a gain of approximately $3.3 million on the redemption of our equity and warrant positions by CHMB.

        In April 2015, we amended the Credit Facility to increase total commitments from $572.5 million to $597.5 million and increase the accordion feature of the Credit Facility from $650.0 million to $750.0 million. The $25.0 million increase in total commitments was the result of a commitment increase by one of the existing lenders in the facility. The recent increase in total commitments was executed under the accordion feature of the Credit Facility which allows for an increase in total commitments under the facility up to $750.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

        During May 2015, we declared regular monthly dividends of $0.175 per share for each month of July, August and September of 2015. These regular monthly dividends equal a total of $0.525 per share for the third quarter of 2015 and represent a 6.1% increase from the regular monthly dividends declared for the third quarter of 2014. Including the regular monthly dividends declared for the third quarter of 2015 and the semi-annual supplemental dividend payable in June 2015, we will have paid $15.065 per share in cumulative dividends since our October 2007 initial public offering.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and Marketable securities and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of March 31, 2015, approximately 57% of our debt investment portfolio (at cost) bore interest at floating rates, all of which were subject to contractual minimum interest rates. As of March 31, 2015, none of our Marketable securities and idle funds investments (at cost) bore interest at floating rates. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the interest rates on our outstanding SBIC debentures and our 4.50% Notes and 6.125% Notes, which comprise the majority of our outstanding debt, are fixed for the life of such debt. As of March 31, 2015, we had not entered into any interest rate hedging arrangements. The following table shows the approximate annualized increase (decrease) in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of March 31, 2015. The hypothetical results would also be impacted by the changes in the amount of debt outstanding under our Credit Facility (with an increase (decrease) in the debt outstanding under the Credit Facility resulting in an increase (decrease) in the hypothetical interest expense).

Basis Point Change in Interest Rate	Interest Income	Interest Expense	Net Investment Income
	(dollars in thousands)
100	$1,740	$(1,640)	$100
200	9,247	(3,280)	5,967
300	16,945	(4,920)	12,025
400	24,651	(6,560)	18,091
500	32,385	(8,200)	24,185

Item 4.    Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer and President, our Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chairman, Chief Executive Officer and President, our Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 that we filed with the SEC on February 27, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        During the three months ended March 31, 2015, we issued 116,330 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued during the three months ended March 31, 2015 under the dividend reinvestment plan was approximately $3.5 million.

Item 6.    Exhibits

        Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number		Description of Exhibit
10.1	*	Fourth Amendment to Second Amended and Restated Credit Agreement dated April 29, 2015 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current Report on Form 8-K filed on April 30, 2015 (File No. 1-33723)).
10.2	*†
Main Street Capital Corporation 2015 Equity and Incentive Plan (incorporated by reference to Exhibit 4.4 to Main Street Capital Corporation's Registration Statement on Form S-8 filed on May 5, 2015 (Reg. No. 333-203893))
10.3	*†
Main Street Capital Corporation 2015 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 4.5 to Main Street Capital Corporation's Registration Statement on Form S-8 filed on May 5, 2015 (Reg. No. 333-203893))
10.4	*†
Form of Restricted Stock Agreement—Main Street Capital Corporation 2015 Equity and Incentive Plan (incorporated by reference to Exhibit 4.6 to Main Street Capital Corporation's Registration Statement on Form S-8 filed on May 5, 2015 (Reg. No. 333-203893))
10.5	*†
Form of Restricted Stock Agreement—Main Street Capital Corporation 2015 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 4.7 to Main Street Capital Corporation's Registration Statement on Form S-8 filed on May 5, 2015 (Reg. No. 333-203893))
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit Number	Description of Exhibit
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*
Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.

†
Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Main Street Capital Corporation
Date: May 8, 2015	/s/ VINCENT D. FOSTER Vincent D. Foster Chairman, President and Chief Executive Officer (principal executive officer)
Date: May 8, 2015	/s/ BRENT D. SMITH Brent D. Smith Chief Financial Officer and Treasurer (principal financial officer)
Date: May 8, 2015	/s/ SHANNON D. MARTIN Shannon D. Martin Vice President and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).