Form 10-Q
period 2015-06-30
Main Street Capital CORP
filed 2015-08-07
CIK 1396440

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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

        The number of shares outstanding of the issuer's common stock as of August 7, 2015 was 49,989,475.

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Portfolio investments at fair value:
Control investments (cost: $344,675 and $342,847 as of June 30, 2015 and December 31, 2014, respectively)	$500,035	$469,846
Affiliate investments (cost: $315,018 and $266,243 as of June 30, 2015 and December 31, 2014, respectively)	327,470	278,675
Non-Control/Non-Affiliate investments (cost: $977,915 and $832,312 as of June 30, 2015 and December 31, 2014, respectively)	962,847	814,809

Total portfolio investments (cost: $1,637,608 and $1,441,402 as of June 30, 2015 and December 31, 2014, respectively)	1,790,352	1,563,330
Marketable securities and idle funds investments (cost: $10,260 and $10,604 as of June 30, 2015 and December 31, 2014, respectively)	8,850	9,067

Total investments (cost: $1,647,868 and $1,452,006 as of June 30, 2015 and December 31, 2014, respectively)	1,799,202	1,572,397
Cash and cash equivalents	41,592	60,432
Interest receivable and other assets	24,668	23,273
Receivable for securities sold	10,827	23,133
Deferred financing costs (net of accumulated amortization of $7,725 and $6,462 as of June 30, 2015 and December 31, 2014, respectively)	13,417	14,550

Total assets	$1,889,706	$1,693,785

LIABILITIES
Credit facility	$226,000	$218,000
SBIC debentures (par: $225,000 as of June 30, 2015 and December 31, 2014, par of $75,200 is recorded at a fair value of $73,753 and $72,981 as of June 30, 2015 and December 31, 2014, respectively)	223,553	222,781
4.50% Notes	175,000	175,000
6.125% Notes	90,810	90,823
Payable for securities purchased	58,256	14,773
Deferred tax liability, net	3,404	9,214
Dividend payable	8,739	7,663
Accounts payable and other liabilities	7,665	10,701
Interest payable	5,463	4,848

Total liabilities	798,890	753,803
Commitments and contingencies (Note M)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 49,938,534 and 45,079,150 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively)	499	451
Additional paid-in capital	992,108	853,606
Accumulated net investment income, net of cumulative dividends of $356,413 and $293,789 as of June 30, 2015 and December 31, 2014, respectively	11,733	23,665
Accumulated net realized gain from investments (accumulated net realized gain from investments of $32,628 before cumulative dividends of $62,096 as of June 30, 2015 and accumulated net realized gain from investments of $40,321 before cumulative dividends of $60,777 as of December 31, 2014)	(29,468)	(20,456)
Net unrealized appreciation, net of income taxes	115,944	82,716

Total net assets	1,090,816	939,982

Total liabilities and net assets	$1,889,706	$1,693,785

NET ASSET VALUE PER SHARE	$21.84	$20.85

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$11,492	$10,546	$22,827	$19,842
Affiliate investments	6,961	6,085	13,010	11,725
Non-Control/Non-Affiliate investments	22,613	18,016	42,034	33,649

Interest, fee and dividend income	41,066	34,647	77,871	65,216
Interest, fee and dividend income from marketable securities and idle funds	242	230	616	437

Total investment income	41,308	34,877	78,487	65,653
EXPENSES:
Interest	(7,657)	(5,473)	(15,453)	(10,759)
Compensation	(3,835)	(3,717)	(7,328)	(6,068)
General and administrative	(2,098)	(1,571)	(4,060)	(3,408)
Share-based compensation	(1,679)	(974)	(2,942)	(1,826)
Expenses charged to the External Investment Manager	1,162	436	1,988	727

Total expenses	(14,107)	(11,299)	(27,795)	(21,334)

NET INVESTMENT INCOME	27,201	23,578	50,692	44,319
NET REALIZED GAIN (LOSS):
Control investments	3,324	—	3,324	—
Affiliate investments	(136)	(6,578)	(137)	(6,578)
Non-Control/Non-Affiliate investments	(8,633)	239	(10,640)	1,672
Marketable securities and idle funds investments	(128)	(25)	(240)	(15)

Total net realized loss	(5,573)	(6,364)	(7,693)	(4,921)

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION):
Portfolio investments	15,901	17,053	30,105	23,910
Marketable securities and idle funds investments	(123)	298	127	1,346
SBIC debentures	(80)	(840)	(772)	(2,029)

Total net change in unrealized appreciation	15,698	16,511	29,460	23,227

INCOME TAXES:
Federal and state income, excise and other taxes	(1,665)	(132)	(2,042)	(799)
Deferred taxes	5,141	(3,643)	5,810	(4,641)

Income tax benefit (provision)	3,476	(3,775)	3,768	(5,440)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$40,802	$29,950	$76,227	$57,185

NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$0.55	$0.53	$1.06	$1.05

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$0.82	$0.68	$1.59	$1.36

DIVIDENDS PAID PER SHARE:
Regular monthly dividends	$0.525	$0.495	$1.035	$0.990
Supplemental dividends	0.275	0.275	0.275	0.275

Total dividends	$0.800	$0.770	$1.310	$1.265

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	49,883,321	44,216,906	47,992,268	42,069,669

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(in thousands, except shares)

(Unaudited)

	Common Stock				Accumulated Net Realized Gain From Investments, Net of Dividends	Net Unrealized Appreciation from Investments, Net of Income Taxes
				Accumulated Net Investment Income, Net of Dividends
	Number of Shares	Par Value	Additional Paid-In Capital				Total Net Asset Value
Balances at December 31, 2013	39,852,604	$398	$694,981	$22,778	$(26,334)	$100,710	$792,533
Public offering of common stock, net of offering costs	4,600,000	46	139,651	—	—	—	139,697
Share-based compensation	—	—	1,826	—	—	—	1,826
Purchase of vested stock for employee payroll tax withholding	(36,425)	—	(1,149)	—	—	—	(1,149)
Dividend reinvestment	225,613	2	7,347	—	—	—	7,349
Amortization of directors' deferred compensation	—	—	160	—	—	—	160
Issuance of restricted stock	228,008	3	(3)	—	—	—	—
Dividends to stockholders	—	—	—	(52,619)	(1,572)	—	(54,191)
Net increase (loss) resulting from operations	—	—	—	44,319	(4,921)	17,787	57,185

Balances at June 30, 2014	44,869,800	$449	$842,813	$14,478	$(32,827)	$118,497	$943,410

Balances at December 31, 2014	45,079,150	$451	$853,606	$23,665	$(20,456)	$82,716	$939,982
Public offering of common stock, net of offering costs	4,370,000	44	127,720	—	—	—	127,764
Share-based compensation	—	—	2,942	—	—	—	2,942
Purchase of vested stock for employee payroll tax withholding	(54,790)	(1)	(1,737)	—	—	—	(1,738)
Dividend reinvestment	304,100	3	9,394	—	—	—	9,397
Amortization of directors' deferred compensation	—	—	185	—	—	—	185
Issuance of restricted stock	240,074	2	(2)	—	—	—	—
Dividends to stockholders	—	—	—	(62,624)	(1,319)	—	(63,943)
Net increase (loss) resulting from operations	—	—	—	50,692	(7,693)	33,228	76,227

Balances at June 30, 2015	49,938,534	$499	$992,108	$11,733	$(29,468)	$115,944	$1,090,816

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$76,227	$57,185
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Investments in portfolio companies	(483,365)	(396,660)
Proceeds from sales and repayments of debt investments in portfolio companies	324,309	226,804
Proceeds from sales and return of capital of equity investments in portfolio companies	16,174	1,208
Investments in marketable securities and idle funds investments	(3,463)	(11,901)
Proceeds from sales and repayments of marketable securities and idle funds investments	3,566	14,461
Net change in unrealized appreciation	(29,460)	(23,227)
Net realized loss	7,693	4,921
Accretion of unearned income	(4,397)	(6,020)
Payment-in-kind interest	(1,534)	(3,051)
Cumulative dividends	(734)	(752)
Share-based compensation expense	2,942	1,826
Amortization of deferred financing costs	1,263	776
Deferred taxes	(5,810)	4,641
Changes in other assets and liabilities:
Interest receivable and other assets	(1,092)	(5,122)
Interest payable	615	2,440
Accounts payable and other liabilities	(3,211)	(4,573)
Deferred fees and other	1,024	586

Net cash used in operating activities	(99,253)	(136,458)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	127,764	139,697
Dividends paid	(53,470)	(46,016)
Proceeds from issuance of SBIC debentures	—	24,800
Proceeds from credit facility	301,000	213,000
Repayments on credit facility	(293,000)	(197,000)
Payment of deferred loan costs and SBIC debenture fees	(130)	(1,080)
Purchase of vested stock for employee payroll tax withholding	(1,738)	(1,149)
Other	(13)	—

Net cash provided by financing activities	80,413	132,252

Net decrease in cash and cash equivalents	(18,840)	(4,206)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	60,432	34,701

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$41,592	$30,495

Supplemental cash flow disclosures:
Interest paid	$13,575	$7,545
Taxes paid	$2,219	$3,089
Non-cash financing activities:
Shares issued pursuant to the DRIP	$9,397	$7,349

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments

June 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Control Investments(5)

ASC Interests, LLC	Recreational and Educational Shooting Facility
		11% Secured Debt (Maturity—July 31, 2018)	2,750	2,712	2,750
		Member Units (1,500 units)(8)		1,500	2,230

				4,212	4,980

Bond-Coat, Inc.	Casing and Tubing Coating Services
		12% Secured Debt (Maturity—December 28, 2017)	11,596	11,505	11,596
		Common Stock (57,508 shares)		6,350	10,210

				17,855	21,806

Café Brazil, LLC	Casual Restaurant Group
		Member Units (1,233 units)(8)		1,742	6,980

CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units (416 units)(8)		1,300	34,800

Ceres Management, LLC (Lambs Tire & Automotive)	Aftermarket Automotive Services Chain
		14% Secured Debt (Maturity—May 31, 2018)	3,738	3,738	3,738
		Class B Member Units (12% cumulative)(8)		4,298	4,298
		Member Units (5,460 units)		5,273	3,160
		9.5% Secured Debt (Lamb's Real Estate Investment I, LLC) (Maturity—October 1, 2025)	943	943	943
		Member Units (Lamb's Real Estate Investment I, LLC) (1,000 units)(8)		625	1,240

				14,877	13,379

CMS Minerals LLC	Oil & Gas Exploration & Production
		Preferred Member Units (458 units)(8)		3,441	3,441

Datacom, LLC	Technology and Telecommunications Provider
		8% Secured Debt (Maturity—May 30, 2016)	675	675	675
		10.5% Secured Debt (Maturity—May 31, 2019)	11,205	11,112	11,112
		Preferred Member Units (6,453 units)		6,030	5,570

				17,817	17,357

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Garreco, LLC	Manufacturer and Supplier of Dental Products
		14% Secured Debt (Maturity—January 12, 2018)	5,800	5,727	5,727
		Member Units (1,200 units)(8)		1,200	1,470

				6,927	7,197

GRT Rubber Technologies LLC	Manufacturer of Engineered Rubber Products
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—December 19, 2019)(9)	16,541	16,390	16,390
		Member Units (5,879 units)(8)		13,065	13,065

				29,455	29,455

Gulf Manufacturing, LLC	Manufacturer of Specialty Fabricated Industrial Piping Products
		9% PIK Secured Debt (Ashland Capital IX, LLC) (Maturity—June 30, 2017)	783	783	783
		Member Units (438 units)(8)		2,980	16,540

				3,763	17,323

Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
		12% Secured Debt (Maturity—September 4, 2015)	5,010	5,010	5,010
		Preferred Stock (8% cumulative)(8)		1,311	1,311
		Common Stock (107,456 shares)		718	2,130

				7,039	8,451

Hawthorne Customs and Dispatch Services, LLC	Facilitator of Import Logistics, Brokerage, and Warehousing
		Member Units (500 units)(8)		589	580
		Member Units (Wallisville Real Estate, LLC) (588,210 units)(8)		1,215	2,220

				1,804	2,800

Hydratec, Inc.	Designer and Installer of Micro-Irrigation Systems
		Common Stock (7,095 shares)(8)		7,095	14,310

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

IDX Broker, LLC	Provider of Marketing and CRM Tools for the Real Estate Industry
		LIBOR Plus 6.50% (Floor 1.50%), Current Coupon 8.00%, Secured Debt (Maturity—November 18, 2018)(9)	100	100	100
		12.5% Secured Debt (Maturity—November 18, 2018)	11,350	11,272	11,350
		Member Units (5,400 units)		5,606	6,440

				16,978	17,890

Impact Telecom, Inc.	Telecommunications Services Provider
		LIBOR Plus 6.50% (Floor 2.00%), Current Coupon 8.50%, Secured Debt (Maturity—May 31, 2018)(9)	1,575	1,570	1,570
		13% Secured Debt (Maturity—May 31, 2018)	22,500	15,893	15,893
		Warrants (5,516,667 equivalent shares)		8,000	4,160

				25,463	21,623

Indianapolis Aviation Partners, LLC	Fixed Base Operator
		15% Secured Debt (Maturity—January 15, 2016)	3,100	3,065	3,100
		Warrants (1,046 equivalent units)		1,129	2,540

				4,194	5,640

Jensen Jewelers of Idaho, LLC	Retail Jewelry Store
		Prime Plus 6.75% (Floor 2.00%), Current Coupon 10.00%, Secured Debt (Maturity—November 14, 2016)(9)	4,355	4,311	4,355
		Member Units (627 units)(8)		811	4,600

				5,122	8,955

Lighting Unlimited, LLC	Commercial and Residential Lighting Products and Design Services
		8% Secured Debt (Maturity—August 22, 2015)	1,514	1,514	1,514
		Preferred Equity (non-voting)		434	434
		Warrants (71 equivalent units)		54	40
		Member Units (700 units)(8)		100	420

				2,102	2,408

Marine Shelters Holdings, LLC (LoneStar Marine Shelters)	Fabricator of Marine and Industrial Shelters
		6% Current / 6% PIK Secured Debt (Maturity—December 28, 2017)	8,648	8,548	8,548
		Preferred Member Units (3,810 units)		5,352	5,352

				13,900	13,900

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Mid-Columbia Lumber Products, LLC	Manufacturer of Finger-Jointed Lumber Products
		10% Secured Debt (Maturity—December 18, 2017)	1,750	1,750	1,750
		12% Secured Debt (Maturity—December 18, 2017)	3,900	3,900	3,900
		Member Units (2,829 units)(8)		1,244	7,390
		9.5% Secured Debt (Mid—Columbia Real Estate, LLC) (Maturity—May 13, 2025)	904	904	904
		Member Units (Mid—Columbia Real Estate, LLC) (250 units)(8)		250	550

				8,048	14,494

MSC Adviser I, LLC(16)	Third Party Investment Advisory Services
		Member Units (Fully diluted 100.0%)(8)		—	29,930

Mystic Logistics, Inc	Logistics and Distribution Services Provider for Large Volume Mailers
		12% Secured Debt (Maturity—August 15, 2019)	10,000	9,808	10,000
		Common Stock (5,873 shares)(8)		2,720	6,580

				12,528	16,580

NAPCO Precast, LLC	Precast Concrete Manufacturing
		Prime Plus 2.00% (Floor 7.00%), Current Coupon 9.00%, Secured Debt (Maturity—September 1, 2015)(9)	625	623	625
		Prime Plus 2.00% (Floor 7.00%), Current Coupon 9.00%, Secured Debt (Maturity—February 1, 2016)(9)	2,923	2,919	2,923
		18% Secured Debt (Maturity—February 1, 2016)	4,468	4,453	4,468
		Member Units (2,955 units)(8)		2,975	8,440

				10,970	16,456

NRI Clinical Research, LLC	Clinical Research Service Provider
		14% Secured Debt (Maturity—September 8, 2017)	4,740	4,640	4,640
		Warrants (251,723 equivalent units)		252	160
		Member Units (1,454,167 units)		765	816

				5,657	5,616

NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		12% Secured Debt (Maturity—December 22, 2016)	13,224	12,823	12,823
		Warrants (14,331 equivalent units)		817	740
		Member Units (50,877 units)(8)		2,900	2,480

				16,540	16,043

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
		Common Stock (1,500 shares)(8)		1,080	13,420

Pegasus Research Group, LLC (Televerde)	Provider of Telemarketing and Data Services
		Member Units (460 units)(8)		1,290	6,490

PPL RVs, Inc.	Recreational Vehicle Dealer
		11.1% Secured Debt (Maturity—January 1, 2016)	9,960	9,960	9,960
		Common Stock (1,962 shares)		2,150	8,430

				12,110	18,390

Principle Environmental, LLC	Noise Abatement Service Provider
		12% Secured Debt (Maturity—April 30, 2017)	4,060	3,921	4,060
		12% Current / 2% PIK Secured Debt (Maturity—April 30, 2017)	3,277	3,267	3,277
		Preferred Member Units (19,631 units)(8)		4,663	9,560
		Warrants (1,036 equivalent units)		1,200	530

				13,051	17,427

Quality Lease Service, LLC	Provider of Rigsite Accommodation Unit Rentals and Related Services
		8% PIK Secured Debt (Maturity—June 8, 2020)	6,250	6,250	6,250
		Member Units (1,000 units)		430	2,500

				6,680	8,750

River Aggregates, LLC	Processor of Construction Aggregates
		Zero Coupon Secured Debt (Maturity—June 30, 2018)	750	524	524
		Member Units (1,150 units)(8)		1,150	3,760
		Member Units (RA Properties, LLC) (1,500 units)		369	2,300

				2,043	6,584

SoftTouch Medical Holdings LLC	Home Provider of Pediatric Durable Medical Equipment
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—October 31, 2019)(9)	8,330	8,256	8,256
		Member Units (4,450 units)(8)		4,930	4,930

				13,186	13,186

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Southern RV, LLC	Recreational Vehicle Dealer
		13% Secured Debt (Maturity—August 8, 2018)	11,400	11,280	11,400
		Member Units (1,680 units)(8)		1,680	6,670
		13% Secured Debt (Southern RV Real Estate, LLC) (Maturity—August 8, 2018)	3,250	3,216	3,250
		Member Units (Southern RV Real Estate, LLC) (480 units)		480	540

				16,656	21,860

The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
		9% Secured Debt (Maturity—October 2, 2018)	2,924	2,920	2,920
		Series A Preferred Units (2,500 units; 10% Cumulative)		2,500	980
		Warrants (1,424 equivalent units)		1,096	—
		Member Units (MPI Real Estate Holdings, LLC) (100% Fully diluted)(8)		2,300	2,230

				8,816	6,130

Travis Acquisition LLC	Manufacturer of Aluminum Trailers
		12% Secured Debt (Maturity—August 30, 2018)	3,743	3,691	3,744
		Member Units (7,282 units)		7,100	14,110

				10,791	17,854

Uvalco Supply, LLC	Farm and Ranch Supply Store
		9% Secured Debt (Maturity—January 1, 2019)	1,520	1,520	1,520
		Member Units (1,006 units)(8)		1,113	3,350

				2,633	4,870

Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage
		13% Secured Debt (Maturity—December 23, 2016)	3,154	3,128	3,128
		Series A Preferred Stock (3,000,000 shares)		3,000	3,550
		Common Stock (1,126,242 shares)		3,706	210

				9,834	6,888

Ziegler's NYPD, LLC	Casual Restaurant Group
		6.5% Secured Debt (Maturity—October 1, 2019)	1,000	992	992
		12% Secured Debt (Maturity—October 1, 2019)	500	500	500
		14% Secured Debt (Maturity—October 1, 2019)	2,750	2,750	2,750
		Warrants (587 equivalent units)		600	—
		Member units (10,072 units)		2,834	2,130

				7,676	6,372

Subtotal Control Investments (27.8% of total investments at fair value)				344,675	500,035

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Affiliate Investments(6)

AFG Capital Group, LLC	Provider of Rent-to-Own Financing Solutions and Services
		11% Secured Debt (Maturity—November 7, 2019)	12,160	11,787	11,787
		Warrants (42 equivalent units)		259	259
		Member Units (186 units)		1,200	1,200

				13,246	13,246

Boss Industries, LLC	Manufacturer and Distributor of Air Compressors, Auxiliary Power Units, Gas Booster Systems and Vapor Recovery Systems
		Preferred Member Units (2,242 units)(8)		2,000	2,340

Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions Provider
		13% Secured Debt (Maturity—April 18, 2017)	7,000	6,854	6,854
		Warrants (22 equivalent shares)		200	1,020

				7,054	7,874

Buca C, LLC	Restaurants
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—June 30, 2020)(9)	25,200	24,951	24,951
		Preferred Member Units (6 units)(8)		3,600	3,600

				28,551	28,551

CAI Software LLC	Provider of Specialized Enterprise Resource Planning Software
		12% Secured Debt (Maturity—October 10, 2019)	5,400	5,352	5,352
		Member Units (65,356 units)(8)		654	840

				6,006	6,192

Condit Exhibits, LLC	Tradeshow Exhibits / Custom Displays Provider
		Member Units (3,936 units)(8)		100	770

Congruent Credit Opportunities Funds(12)(13)	Investment Partnership
		LP Interests (Congruent Credit Opportunities Fund II, LP) (Fully diluted 19.8%)(8)		15,743	14,559
		LP Interests (Congruent Credit Opportunities Fund III, LP) (Fully diluted 17.4%)		9,450	9,450

				25,193	24,009

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Daseke, Inc.	Specialty Transportation Provider
		12% Current / 2.5% PIK Secured Debt (Maturity—July 31, 2018)	20,984	20,697	20,984
		Common Stock (19,467 shares)		5,213	22,660

				25,910	43,644

Dos Rios Partners(12)(13)	Investment Partnership
		LP Interests (Dos Rios Partners, LP) (Fully diluted 20.2%)(8)		2,325	1,312
		LP Interests (Dos Rios Partners—A, LP) (Fully diluted 6.4%)(8)		738	417

				3,063	1,729

East Teak Fine Hardwoods, Inc.	Distributor of Hardwood Products
		Common Stock (5,000 shares)(8)		480	860

East West Copolymer & Rubber, LLC	Manufacturer of Synthetic Rubbers
		12% Secured Debt (Maturity—October 17, 2019)	9,600	9,449	9,449
		Warrants (1,823,278 equivalent units)		50	50

				9,499	9,499

Freeport Financial SBIC Fund LP(12)(13)	Investment Partnership
		LP Interests (Fully diluted 9.9%)(8)		5,140	5,140

Gault Financial, LLC (RMB Capital, LLC)	Purchases and Manages Liquidation of Distressed Assets
		10% Secured Debt (Maturity—November 21, 2016)	13,046	12,820	10,854
		Warrants (29,025 equivalent units)		400	—

				13,220	10,854

Glowpoint, Inc.	Provider of Cloud Managed Video Collaboration Services
		8% Secured Debt (Maturity—October 18, 2018)	100	102	102
		12% Secured Debt (Maturity—October 18, 2018)	9,000	8,919	8,919
		Common Stock (7,711,517 shares)		3,958	6,120

				12,979	15,141

Guerdon Modular Holdings, Inc.	Multi-Family and Commercial Modular Construction Company
		11% Secured Debt (Maturity—August 13, 2019)	10,400	10,267	10,267
		Common Stock (170,577 shares)		2,983	2,983

				13,250	13,250

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Houston Plating and Coatings, LLC	Provider of Plating and Industrial Coating Services
		Member Units (248,082 units)(8)		996	11,470

Indianhead Pipeline Services, LLC	Provider of Pipeline Support Services
		12% Secured Debt (Maturity—February 6, 2017)	6,450	6,239	6,239
		Preferred Member Units (33,819 units; 8% cumulative)(8)		2,157	2,157
		Warrants (31,928 equivalent units)		459	—
		Member Units (14,732 units)		1	—

				8,856	8,396

irth Solutions, LLC	Provider of Damage Prevention Information Technology Services
		Member Units (128 units)(8)		624	6,300

KBK Industries, LLC	Manufacturer of Specialty Oilfield and Industrial Products
		12.5% Secured Debt (Maturity—September 28, 2017)	6,250	6,217	6,250
		Member Units (250 units)(8)		341	4,570

				6,558	10,820

L.F. Manufacturing Holdings, LLC(10)	Manufacturer of Fiberglass Products
		Member Units (2,000,000 units)(8)		2,019	1,855

MPS Denver, LLC	Specialty Card Printing
		Member Units (13,800 units)		1,130	1,130

OnAsset Intelligence, Inc.	Provider of Transportation Monitoring / Tracking Products and Services
		12% PIK Secured Debt (Maturity—December 31, 2015)	3,772	3,772	3,772
		Preferred Stock (912 shares; 7% cumulative)(8)		1,981	1,380
		Warrants (5,333 equivalent shares)		1,919	—

				7,672	5,152

OPI International Ltd.(13)	Provider of Man Camp and Industrial Storage Services
		10% Unsecured Debt (Maturity—April 8, 2018)	244	244	244
		Common Stock (20,766,317 shares)		1,371	3,200

				1,615	3,444

PCI Holding Company, Inc.	Manufacturer of Industrial Gas Generating Systems
		Preferred Stock (1,500,000 shares; 20% cumulative)(8)		2,496	5,092

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Radial Drilling Services Inc.	Oil and Gas Lateral Drilling Technology Provider
		12% Secured Debt (Maturity—November 22, 2016)	4,200	3,886	2,918
		Warrants (316 equivalent shares)		758	—

				4,644	2,918

Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	Provider of Rigsite Accommodation Unit Rentals and Related Services
		12% Secured Debt (Maturity—January 8, 2018)(14)(18)	30,785	30,281	250
		Preferred Member Units (250 units)		2,500	—

				32,781	250

Samba Holdings, Inc.	Provider of Intelligent Driver Record Monitoring Software and Services
		12.5% Secured Debt (Maturity—November 17, 2016)	26,304	26,129	26,304
		Common Stock (170,963 shares)		2,087	10,270

				28,216	36,574

Tin Roof Acquisition Company	Casual Restaurant Group
		12% Secured Debt (Maturity—November 30, 2018)	14,100	13,885	13,885
		Class C Preferred Stock (Fully diluted 10.0%; 10% cumulative)(8)		2,355	2,355

				16,240	16,240

Universal Wellhead Services Holdings, LLC(10)	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
		Class A Units (4,000,000 units)(8)		4,000	3,250

Volusion, LLC	Provider of Online Software-as-a-Service eCommerce Solutions
		10.5% Secured Debt (Maturity—January 26, 2020)	17,500	16,080	16,080
		Warrants (950,618 equivalent units)		1,400	1,400
		Preferred Member Units (4,876,670 units)		14,000	14,000

				31,480	31,480

Subtotal Affiliate Investments (18.2% of total investments at fair value)				315,018	327,470

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Non-Control/Non-Affiliate Investments(7)

Allflex Holdings III Inc.(11)	Manufacturer of Livestock Identification Products
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—July 19, 2021)(9)	10,150	10,075	10,229

AM General LLC(11)	Specialty Vehicle Manufacturer
		LIBOR Plus 9.00% (Floor 1.25%), Current Coupon 10.25%, Secured Debt (Maturity—March 22, 2018)(9)	2,256	2,214	2,109

AM3 Pinnacle Corporation(10)	Provider of Comprehensive Internet, TV and Voice Services for Multi-Dwelling Unit Properties
		10% Secured Debt (Maturity—October 22, 2018)	22,172	22,048	19,548
		Common Stock (60,240 shares)		2,000	—

				24,048	19,548

AmeriTech College, LLC	For-Profit Nursing and Healthcare College
		10% Secured Debt (Maturity—November 30, 2019)	685	685	685
		10% Secured Debt (Maturity—January 31, 2020)	4,235	4,235	3,700

				4,920	4,385

AMF Bowling Centers, Inc.(11)	Bowling Alley Operator
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—September 18, 2021)(9)	7,947	7,834	7,977

Anchor Hocking, LLC(11)	Household Products Manufacturer
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—June 4, 2018)(9)	2,312	2,312	2,306
		Member Units (440,620 units)		4,928	3,892

				7,240	6,198

AP Gaming I, LLC(10)	Developer, Manufacturer, and Operator of Gaming Machines
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity—December 20, 2020)(9)	9,913	9,708	9,899

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Applied Products, Inc.(10)	Adhesives Distributor
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—September 30, 2019)(9)	5,888	5,828	5,828

Arcus Hunting LLC.(10)	Manufacturer of Bowhunting and Archery Products and Accessories
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—November 13, 2019)(9)	9,866	9,743	9,743

Artel, LLC(11)	Provider of Secure Satellite Network and IT Solutions
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity—November 27, 2017)(9)	8,515	8,364	8,323

ATS Workholding, Inc.(10)	Manufacturer of Machine Cutting Tools and Accessories
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—March 10, 2019)(9)	6,651	6,605	6,605

ATX Networks Corp.(11)(13)	Provider of Radio Frequency Management Equipment
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—June 14, 2021)(9)	15,000	14,700	14,963

Berry Aviation, Inc.(10)	Airline Charter Service Operator
		12.00% Current / 1.75% PIK Secured Debt (Maturity—January 20, 2020)	5,627	5,574	5,574
		Common Stock (553 shares)		400	400

				5,974	5,974

Bioventus LLC(10)	Production of Orthopedic Healing Products
		LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.00%, Secured Debt (Maturity—April 10, 2020)(9)	5,000	4,910	5,000

Blackbrush Oil and Gas LP(11)	Oil & Gas Exploration
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—July 30, 2021)(9)	4,000	3,973	3,715

Blackhawk Specialty Tools LLC(11)	Oilfield Equipment & Services
		LIBOR Plus 5.25% (Floor 1.25%), Current Coupon 6.50%, Secured Debt (Maturity—August 1, 2019)(9)	6,058	6,028	5,877

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Blue Bird Body Company(11)	School Bus Manufacturer
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—June 26, 2020)(9)	11,213	11,068	11,241

Bluestem Brands, Inc.(11)(13)	Multi-Channel Retailer of General Merchandise
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—November 6, 2020)(9)	6,981	6,743	6,968

Brainworks Software, LLC(10)	Advertising Sales and Newspaper Circulation Software
		Prime Plus 7.25% (Floor 3.25%), Current Coupon 10.50%, Secured Debt (Maturity—July 22, 2019)(9)	405	398	398
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity—July 22, 2019)(9)	6,263	6,197	6,197

				6,595	6,595

Brightwood Capital Fund III, LP(12)(13)	Investment Partnership
		LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 1.7%)(8)		8,250	8,250

Brundage-Bone Concrete Pumping, Inc.(11)	Construction Services Provider
		10.375% Secured Debt (Maturity—September 1, 2021)	2,500	2,500	2,600

Calloway Laboratories, Inc.(10)	Health Care Testing Facilities
		12% PIK Secured Debt (Maturity—September 30, 2015)(14)	7,381	7,332	2,767
		Warrants (125,000 equivalent shares)		17	—

				7,349	2,767

Cengage Learning Acquisitions, Inc.(11)	Provider of Educational Print and Digital Services
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—March 31, 2020)(9)	9,744	9,703	9,772

CGSC of Delaware Holdings Corp.(11)(13)	Insurance Brokerage Firm
		LIBOR Plus 7.00% (Floor 1.25%), Current Coupon 8.25%, Secured Debt (Maturity—October 16, 2020)(9)	2,000	1,977	1,725

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Charlotte Russe, Inc(11)	Fast-Fashion Retailer to Young Women
		LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.75%, Secured Debt (Maturity—May 22, 2019)(9)	11,481	11,300	10,993

CHI Overhead Doors, Inc.(11)	Manufacturer of Overhead Garage Doors
		LIBOR Plus 9.50% (Floor 1.50%), Current Coupon 11.00%, Secured Debt (Maturity—September 18, 2019)(9)	2,500	2,470	2,503

Clarius ASIG, LLC(10)	Prints & Advertising Film Financing
		14% PIK Secured Debt (Maturity—September 14, 2014)(17)	2,374	2,348	2,374

Clarius BIGS, LLC(10)	Prints & Advertising Film Financing
		14% PIK Secured Debt (Maturity—January 5, 2015)(14)(17)	4,400	4,359	1,747

Compact Power Equipment, Inc.	Equipment / Tool Rental
		12% Secured Debt (Maturity—October 1, 2017)	4,100	4,087	4,100
		Series A Preferred Stock (4,298,435 shares)(8)		1,079	2,930

				5,166	7,030

Compuware Corporation(11)	Provider of Software and Supporting Services
		LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity—December 15, 2019)(9)	14,625	14,240	14,314

Covenant Surgical Partners, Inc.(11)	Ambulatory Surgical Centers
		8.75% Secured Debt (Maturity—August 1, 2019)	1,000	1,000	1,013

CRGT Inc.(11)	Provider of Custom Software Development
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—December 19, 2020)(9)	11,850	11,613	11,643

CST Industries Inc.(11)	Storage Tank Manufacturer
		LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 7.75%, Secured Debt (Maturity—May 22, 2017)(9)	9,113	9,068	9,090

Darr Equipment LP(10)	Heavy Equipment Dealer
		11.75% Current / 2% PIK Secured Debt (Maturity—April 15, 2020)	20,496	19,923	19,923
		Warrants (915,734 equivalent units)		474	474

				20,397	20,397

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Digital River, Inc.(11)	Provider of Outsourced e-Commerce Solutions and Services
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—February 12, 2021)(9)	12,000	11,823	12,120

Digity Media LLC(11)	Radio Station Operator
		LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity—February 8, 2019)(9)	7,098	7,038	7,045

Drilling Info, Inc.	Information Services for the Oil and Gas Industry
		Common Stock (3,788,865 shares)		1,335	9,920

ECP-PF Holdings Group, Inc.(10)	Fitness Club Operator
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—November 26, 2019)(9)	5,625	5,575	5,575

EnCap Energy Fund Investments(12)(13)	Investment Partnership
		LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%)(8)		3,690	3,242
		LP Interests (EnCap Energy Capital Fund VIII Co-Investors, L.P.) (Fully diluted 0.4%)(8)		2,110	1,693
		LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)		2,564	2,291
		LP Interests (EnCap Flatrock Midstream Fund X, L.P.) (Fully diluted 0.1%)		372	372
		LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)(8)		6,569	6,942
		LP Interests (EnCap Flatrock Midstream Fund III, L.P.) (Fully diluted 0.2%)		336	336

				15,641	14,876

Energy and Exploration Partners, LLC(11)	Oil & Gas Exploration & Production
		LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity—January 22, 2019)(9)	9,414	9,050	7,966

Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft)(11)	Technology-based Performance Support Solutions
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity—April 28, 2022)(9)	7,000	6,829	6,568

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Extreme Reach, Inc.(11)	Integrated TV and Video Advertising Platform
		LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity—February 7, 2020)(9)	14,885	14,868	14,858

Flavors Holdings Inc.(11)	Global Provider of Flavoring and Sweetening Products and Solutions
		LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity—April 3, 2020)(9)	11,635	11,265	11,221

Fram Group Holdings, Inc.(11)	Manufacturer of Automotive Maintenance Products
		LIBOR Plus 5.50% (Floor 1.50%), Current Coupon 7.00%, Secured Debt (Maturity—July 29, 2017)(9)	9,652	9,516	9,281
		LIBOR Plus 9.50% (Floor 1.50%), Current Coupon 11.00%, Secured Debt (Maturity—January 29, 2018)(9)	700	698	644

				10,214	9,925

GI KBS Merger Sub LLC(11)	Outsourced Janitorial Services to Retail/Grocery Customers
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—October 29, 2021)(9)	2,985	2,978	2,985
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—April 29, 2022)(9)	800	785	800

				3,763	3,785

Grace Hill, LLC(10)	Online Training Tools for the Multi-Family Housing Industry
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—August 15, 2019)(9)	9,498	9,398	9,498

Great Circle Family Foods, LLC(10)	Quick Service Restaurant Franchise
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—October 28, 2019)(9)	7,950	7,876	7,876

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Grupo Hima San Pablo, Inc.(11)	Tertiary Care Hospitals
		LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 8.50%, Secured Debt (Maturity—January 31, 2018)(9)	4,888	4,831	4,741
		13.75% Secured Debt (Maturity—July 31, 2018)	2,000	1,933	1,940

				6,764	6,681

GST Autoleather, Inc.(11)	Automotive Leather Manufacturer
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—July 10, 2020)(9)	9,950	9,864	9,826

Guitar Center, Inc.(11)	Musical Instruments Retailer
		6.5% Secured Debt (Maturity—April 15, 2019)	9,000	8,565	8,235

Halcon Resources Corporation(11)(13)	Oil & Gas Exploration & Production
		9.75% Unsecured Debt (Maturity—July 15, 2020)	6,925	6,360	4,657

Horizon Global Corporation(11)	Auto Parts Manufacturer
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—June 30, 2021)(9)	10,000	9,800	9,913

Hostway Corporation(11)	Managed Services and Hosting Provider
		LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity—December 13, 2019)(9)	11,230	11,145	11,174
		LIBOR Plus 8.75% (Floor 1.25%), Current Coupon 10.00%, Secured Debt (Maturity—December 11, 2020)(9)	5,000	4,926	4,975

				16,071	16,149

Hunter Defense Technologies, Inc.(11)	Provider of Military and Commercial Shelters and Systems
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—August 5, 2019)(9)	9,625	9,544	9,661

ICON Health & Fitness, Inc.(11)	Producer of Fitness Products
		11.875% Secured Debt (Maturity—October 15, 2016)	6,956	6,880	6,956

iEnergizer Limited(11)(13)	Provider of Business Outsourcing Solutions
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity—May 1, 2019)(9)	9,735	9,627	9,005

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Indivior Finance LLC(11)(13)	Specialty Pharmaceutical Company Treating Opioid Dependence
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—December 19, 2019)(9)	7,313	6,899	7,148

Infinity Acquisition Finance Corp.(11)	Application Software for Capital Markets
		7.25% Unsecured Debt (Maturity—August 1, 2022)	4,000	4,000	3,760

Inn of the Mountain Gods Resort and Casino(11)	Hotel & Casino Owner & Operator
		9.25% Secured Debt (Maturity—November 30, 2020)	3,851	3,698	3,591

Insurance Technologies, LLC(10)	Illustration and Sales-automation platforms
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—December 1, 2019)(9)	4,935	4,883	4,883

Intertain Group Limited(11)(13)	Business-to-Consumer Online Gaming Operator
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—April 8, 2022)(9)	12,000	11,800	12,000

iPayment, Inc.(11)	Provider of Merchant Acquisition
		LIBOR Plus 5.25% (Floor 1.50%), Current Coupon 6.75%, Secured Debt (Maturity—May 8, 2017)(9)	15,026	14,976	14,969

iQor US Inc.(11)	Business Process Outsourcing Services Provider
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—April 1, 2021)(9)	9,937	9,753	9,266

Jackmont Hospitality, Inc.(10)	Family-owned TGIF Franchisee
		LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity—May 26, 2021)(9)	8,410	8,370	8,370

Jackson Hewitt Tax Service Inc.(11)	Tax Preparation Service Provider
		LIBOR Plus 8.50% (Floor 1.50%), Current Coupon 10.00%, Secured Debt (Maturity—October 16, 2017)(9)	4,107	4,020	4,107

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Joerns Healthcare, LLC(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—May 9, 2020)(9)	11,880	11,781	11,860

John Deere Landscapes LLC(10)	Distributor of Landscaping Supplies
		LIBOR Plus 4.00% (Floor 1.00%), Current Coupon 5.00%, Secured Debt (Maturity—December 23, 2019)(9)	8,530	8,184	8,184

Kadmon Pharmaceuticals, LLC(10)	Biopharmaceutical Company with a Hepatology Focus
		9.75% Secured Debt (Maturity—December 17, 2016)	4,860	4,860	4,860

Keypoint Government Solutions, Inc.(11)	Provider of Pre-Employment Screening Services
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity—November 13, 2017)(9)	6,725	6,679	6,691

Lansing Trade Group LLC(11)	Commodity Merchandiser
		9.25% Unsecured Debt (Maturity—February 15, 2019)	6,000	6,000	5,865

Larchmont Resources, LLC(11)	Oil & Gas Exploration & Production
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—August 7, 2019)(9)	8,878	8,499	7,368

Leadrock Properties, LLC	Manufacturer of Automation Machines, Specialty Cutting Tools and Punches
		10% Secured Debt (Leadrock Properties, LLC) (Maturity—May 4, 2026)	1,440	1,415	1,415

Legendary Pictures Funding, LLC(10)	Producer of TV, Film, and Comic Content
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity— April 22, 2020)(9)	7,500	7,360	7,500

LKCM Headwater Investments I, L.P.(12)(13)	Investment Partnership
		LP Interests (Fully diluted 2.3%)(8)		2,250	4,438

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

MediMedia USA, Inc.(11)	Provider of Healthcare Media and Marketing
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity—November 20, 2018)(9)	7,772	7,703	7,588

Messenger, LLC(10)	Supplier of Specialty Stationery and Related Products to the Funeral Industry
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity— December 5, 2019)(9)	12,781	12,673	12,781

Milk Specialties Company(11)	Processor of Nutrition Products
		LIBOR Plus 7.00% (Floor 1.25%), Current Coupon 8.25%, Secured Debt (Maturity—November 9, 2018)(9)	5,964	5,936	6,008

Minute Key, Inc.	Operator of Automated Key Duplication Kiosks
		10% Current / 2% PIK Secured Debt (Maturity—September 19, 2019)	7,276	6,935	6,935
		Warrants (1,437,409 equivalent units)		280	280

				7,215	7,215

Miramax Film NY, LLC(11)	Motion Picture Producer and Distributor
		Class B Units (12% cumulative)(8)		839	839

Modern VideoFilm, Inc.(10)	Post-Production Film Studio
		LIBOR Plus 3.50% (Floor 1.50%), Current Coupon 5.00% / 8.50% PIK, Current Coupon Plus PIK 13.50%, Secured Debt (Maturity—September 25, 2017)(9)(14)	6,302	6,125	750
		Warrants (1,833 equivalent shares)		151	—

				6,276	750

Mood Media Corporation(11)(13)	Provider of Electronic Equipment
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—May 1, 2019)(9)	14,550	14,414	14,214

New Media Holdings II LLC(11)(13)	Local Newspaper Operator
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—June 4, 2020)(9)	14,850	14,597	14,757

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

North Atlantic Trading Company, Inc.(11)	Marketer/Distributor of Tobacco Products
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity—January 13, 2020)(9)	10,711	10,628	10,638

Novitex Intermediate, LLC(11)	Provider of Document Management Services
		LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity—July 7, 2020)(9)	8,825	8,648	8,384

Ospemifene Royalty Sub LLC (QuatRx)(10)	Estrogen-Deficiency Drug Manufacturer and Distributor
		11.5% Secured Debt (Maturity—November 15, 2026)	5,071	5,071	5,071

Panolam Industries International, Inc.(11)	Decorative Laminate Manufacturer
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity—August 23, 2017)(9)	9,754	9,698	9,681

Paris Presents Incorporated(11)	Branded Cosmetic and Bath Accessories
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity—December 31, 2021)(9)	2,000	1,962	2,000

Parq Holdings Limited Partnership(11)(13)	Hotel & Casino Operator
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—December 17, 2020)(9)	6,226	6,086	6,263

Permian Holdings, Inc.(11)	Storage Tank Manufacturer
		10.5% Secured Debt (Maturity—January 15, 2018)	2,755	2,735	1,763

Pernix Therapeutics Holdings, Inc.(10)(13)	Pharmaceutical Royalty—Anti-Migraine
		12% Secured Debt (Maturity—August 1, 2020)	4,000	4,000	4,000

PeroxyChem LLC(11)	Chemical Manufacturer
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—February 28, 2020)(9)	8,855	8,710	8,888

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Pike Corporation(11)	Construction and Maintenance Services for Electric Transmission and Distribution Infrastructure
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—June 22, 2022)(9)	15,000	14,645	14,900

Primesight Limited(10)(13)	Outdoor Advertising Operator
		10% Secured Debt (Maturity—October 22, 2016)	8,559	8,513	8,089

Prowler Acquisition Corp.(11)	Specialty Distributor to the Energy Sector
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity—January 28, 2020)(9)	456	363	376

PT Network, LLC(10)	Provider of Outpatient Physical Therapy and Sports Medicine Services
		LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 8.50%, Secured Debt (Maturity—November 1, 2018)(9)	14,189	14,064	14,064

QBS Parent, Inc.(11)	Provider of Software and Services to the Oil & Gas Industry
		LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 5.75%, Secured Debt (Maturity—August 7, 2021)(9)	11,450	11,357	11,407

Raley's(11)	Family-owned supermarket chain in California
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—May 18, 2022)(9)	7,250	7,106	7,236

RCHP, Inc.(11)	Regional Non-Urban Hospital Owner/Operator
		LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25%, Secured Debt (Maturity—April 23, 2019)(9)	7,481	7,446	7,462
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity—October 23, 2019)(9)	4,000	3,949	4,045

				11,395	11,507

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Recorded Books Inc.(11)	Audiobook and Digital Content Publisher
		LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25%, Secured Debt (Maturity—January 31, 2020)(9)	11,719	11,624	11,660

Relativity Media, LLC(10)	Full-Scale Film and Television Production and Distribution
		17% PIK Secured Debt (Maturity—July 27, 2015)	7,980	7,980	7,980
		Class A Units (260,194 units)		292	247

				8,272	8,227

Relevant Solutions, LLC (f/k/a LKCM Distribution Holdings, L.P.)	Distributor of Industrial Process Equipment
		12% Current / 2.0% PIK Secured Debt (Maturity—December 23, 2018)	16,417	16,292	16,417

Renaissance Learning, Inc.(11)	Technology-based K-12 Learning Solutions
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—April 11, 2022)(9)	3,000	2,973	2,946

RGL Reservoir Operations Inc.(11)(13)	Oil & Gas Equipment and Services
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—August 13, 2021)(9)	3,970	3,863	2,590

RLJ Entertainment, Inc.(10)	Movie and TV Programming Licensee and Distributor
		LIBOR Plus 8.75% (Floor 0.25%), Current Coupon 9.00%, Secured Debt (Maturity—September 11, 2019)(9)	9,656	9,633	9,633

SAExploration, Inc.(10)(13)	Geophysical Services Provider
		Common Stock (6,472 shares)(8)		65	27

Sage Automotive Interiors, Inc(11)	Automotive Textiles Manufacturer
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity—October 8, 2021)(9)	3,000	2,972	3,030

Salient Partners L.P.(11)	Provider of Asset Management Services
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—June 9, 2021)(9)	7,500	7,352	7,388

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Sotera Defense Solutions, Inc.(11)	Defense Industry Intelligence Services
		LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.00%, Secured Debt (Maturity—April 21, 2017)(9)	10,194	9,879	9,480

Stardust Finance Holdings, Inc.(11)	Manufacturer of Diversified Building Products
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—March 13, 2022)(9)	12,469	12,290	12,504

Subsea Global Solutions, LLC(10)	Underwater Maintenance and Repair Services
		LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.50%, Secured Debt (Maturity—March 17, 2020)(9)	4,560	4,503	4,503

Synagro Infrastructure Company, Inc(11)	Waste Management Services
		LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity—August 22, 2020)(9)	4,714	4,641	4,525

Targus Group International(11)	Distributor of Protective Cases for Mobile Devices
		LIBOR Plus 9.50% (Floor 1.50%), Current Coupon 11.00% / 1.00% PIK, Current Coupon Plus PIK 12.00%, Secured Debt (Maturity—May 24, 2016)(9)	4,247	4,254	3,504

TeleGuam Holdings, LLC(11)	Cable and Telecom Services Provider
		LIBOR Plus 4.00% (Floor 1.25%), Current Coupon 5.25%, Secured Debt (Maturity—December 10, 2018)(9)	4,801	4,790	4,807
		LIBOR Plus 7.50% (Floor 1.25%), Current Coupon 8.75%, Secured Debt (Maturity—June 10, 2019)(9)	2,500	2,482	2,506

				7,272	7,313

Templar Energy LLC(11)	Oil & Gas Exploration & Production
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—November 25, 2020)(9)	4,000	3,959	2,958

The Tennis Channel, Inc.(10)	Television-Based Sports Broadcasting
		Warrants (114,316 equivalent shares)		235	301

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

The Topps Company, Inc.(11)	Trading Cards & Confectionary
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity—October 2, 2018)(9)	1,970	1,956	1,940

Therakos, Inc.(11)	Immune System Disease Treatment
		LIBOR Plus 5.75% (Floor 1.25%), Current Coupon 7.00%, Secured Debt (Maturity—December 27, 2017)(9)	6,119	6,035	6,088

TOMS Shoes, LLC(11)	Global Designer, Distributor, and Retailer of Casual Footwear
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—October 30, 2020)(9)	4,988	4,533	4,624

Travel Leaders Group, LLC(11)	Travel Agency Network Provider
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—December 7, 2020)(9)	13,104	12,996	13,284

UniTek Global Services, Inc.(11)	Provider of Outsourced Infrastructure Services
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—January 13, 2019)(9)	2,826	2,826	2,826
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—January 13, 2019)(9)	1,373	1,373	1,373
		15% PIK Unsecured Debt (Maturity—July 13, 2019)	595	595	592
		Common Stock (705,054 shares)		4,935	4,935

				9,729	9,726

Universal Fiber Systems, LLC(10)	Manufacturer of Synthetic Fibers
		LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25%, Secured Debt (Maturity—January 31, 2019)(9)	1,835	1,832	1,831

US Joiner Holding Company(11)	Marine Interior Design and Installation
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—April 16, 2020)(9)	7,406	7,376	7,369

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Vantage Oncology, LLC(11)	Outpatient Radiation Oncology Treatment Centers
		9.5% Secured Debt (Maturity—June 15, 2017)	12,050	11,904	11,749

Virtex Enterprises, LP(10)	Specialty, Full-Service Provider of Complex Electronic Manufacturing Services
		12% Secured Debt (Maturity—December 27, 2018)	1,667	1,497	1,497
		Preferred Class A Units (14 units; 5% cumulative)(8)		333	512
		Warrants (11 equivalent units)		186	135

				2,016	2,144

Vision Solutions, Inc.(11)	Provider of Information Availability Software
		LIBOR Plus 4.50% (Floor 1.50%), Current Coupon 6.00%, Secured Debt (Maturity—July 23, 2016)(9)	3,360	3,354	3,360
		LIBOR Plus 8.00% (Floor 1.50%), Current Coupon 9.50%, Secured Debt (Maturity—July 23, 2017)(9)	5,000	4,977	5,053

				8,331	8,413

Western Dental Services, Inc.(11)	Dental Care Services
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—November 1, 2018)(9)	5,382	5,377	4,914

Wilton Brands LLC(11)	Specialty Housewares Retailer
		LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity—August 30, 2018)(9)	1,615	1,596	1,573

Worley Claims Services, LLC(10)	Insurance Adjustment Management and Services Provider
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity—October 31, 2020)(9)	6,468	6,409	6,500

Zilliant Incorporated	Price Optimization and Margin Management Solutions
		Preferred Stock (186,777 shares)		154	210
		Warrants (952,500 equivalent shares)		1,071	1,071

				1,225	1,281

Subtotal Non-Control/Non-Affiliate Investments (53.5% of total investments at fair value)				977,915	962,847

Total Portfolio Investments, June 30, 2015				1,637,608	1,790,352

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Marketable Securities and Idle Funds Investments

Medallion Financial Corp.(13)(15)	Business Development Company
		Common Stock (41,501 shares)(8)		584	347

Other Marketable Securities and Idle Funds Investments(13)(15)	Investments in Marketable Securities and Diversified, Registered Bond Funds
				9,676	8,503

Subtotal Marketable Securities and Idle Funds Investments (0.5% of total investments at fair value)				10,260	8,850

Total Investments, June 30, 2015				$1,647,868	$1,799,202

(1)
All investments are Lower Middle Market portfolio investments, unless otherwise noted. See Note B for a description of Lower Middle Market portfolio investments. All of the Company's investments, unless otherwise noted, are encumbered either as security for the Company's Credit Agreement or in support of the SBA-guaranteed debentures issued by the Funds.

(2)
Debt investments are income producing, unless otherwise noted. Equity and warrants are non-income producing, unless otherwise noted.

(3)
See Note C for a summary of geographic location of portfolio companies.

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

(9)
Index based floating interest rate is subject to contractual minimum interest rate. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (which can include one-, two-, three- or six-month LIBOR) or Prime, at the borrower's option, which rates reset periodically based on the terms of the loan agreement.

(10)
Private Loan portfolio investment. See Note B for a description of Private Loan portfolio investments.

(11)
Middle Market portfolio investment. See Note B for a description of Middle Market portfolio investments.

(12)
Other Portfolio investment. See Note B for a description of Other Portfolio investments.

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

December 31, 2014

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Impact Telecom, Inc.	Telecommunications Services Provider
		LIBOR Plus 6.50% (Floor 2.00%), Current Coupon 8.50%, Secured Debt (Maturity—May 31, 2018)(9)	1,575	1,569	1,569
		13% Secured Debt (Maturity—May 31, 2018)	22,500	15,515	15,515
		Warrants (5,516,667 equivalent shares)		8,000	4,160

				25,084	21,244

Indianapolis Aviation Partners, LLC	Fixed Base Operator
		15% Secured Debt (Maturity—January 15, 2015)	3,100	3,100	3,100
		Warrants (1,046 equivalent units)		1,129	2,540

				4,229	5,640

Jensen Jewelers of Idaho, LLC	Retail Jewelry Store
		Prime Plus 6.75% (Floor 3.25%), Current Coupon 10.00%, Secured Debt (Maturity—November 14, 2016)(9)	3,655	3,618	3,655
		Member Units (627 units)(8)		811	3,580

				4,429	7,235

Lighting Unlimited, LLC	Commercial and Residential Lighting Products and Design Services
		8% Secured Debt (Maturity—August 22, 2015)	1,550	1,550	1,550
		Preferred Equity (non-voting)		439	439
		Warrants (71 equivalent units)		54	40
		Member Units (700 units)(8)		100	360

				2,143	2,389

Marine Shelters Holdings, LLC (LoneStar Marine Shelters)	Fabricator of Marine and Industrial Shelters
		12% Secured Debt (Maturity—December 28, 2017)	10,250	10,112	10,112
		Preferred Member Units (2,669 units)		3,750	3,750

				13,862	13,862

Mid-Columbia Lumber Products, LLC	Manufacturer of Finger-Jointed Lumber Products
		10% Secured Debt (Maturity—December 18, 2017)	1,750	1,750	1,750
		12% Secured Debt (Maturity—December 18, 2017)	3,900	3,900	3,900
		Member Units (2,829 units)(8)		1,244	10,180
		9.5% Secured Debt (Mid-Columbia Real Estate, LLC) (Maturity—May 13, 2025)	927	927	927
		Member Units (Mid-Columbia Real Estate, LLC) (250 units)(8)		250	550

				8,071	17,307

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

December 31, 2014

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Brainworks Software, LLC(10)	Advertising Sales and Production and Newspaper Circulation Software
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity—July 22, 2019)(9)	6,263	6,182	6,182

Brasa Holdings Inc.(11)	Upscale Full Service Restaurants
		LIBOR Plus 9.50% (Floor 1.50%), Current Coupon 11.00%, Secured Debt (Maturity—January 20, 2020)(9)	2,143	2,128	2,121

Brundage-Bone Concrete Pumping, Inc.(11)	Construction Services Provider
		10.375% Secured Debt (Maturity—September 1, 2021)	2,500	2,500	2,556

Calloway Laboratories, Inc.(10)	Health Care Testing Facilities
		12% PIK Secured Debt (Maturity—September 30, 2015)(14)	7,225	7,176	2,878
		Warrants (125,000 equivalent shares)		17	—

				7,193	2,878

Cedar Bay Generation Company LP(11)	Coal-Fired Cogeneration Plant
		LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity—April 23, 2020)(9)	2,476	2,457	2,458

Cengage Learning Acquisitions, Inc.(11)	Provider of Educational Print and Digital Services
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—March 31, 2020)(9)	4,000	3,990	3,975

CGSC of Delaware Holdings Corp.(11)(13)	Insurance Brokerage Firm
		LIBOR Plus 7.00% (Floor 1.25%), Current Coupon 8.25%, Secured Debt (Maturity—October 16, 2020)(9)	2,000	1,975	1,780

Charlotte Russe, Inc(11)	Fast-Fashion Retailer to Young Women
		LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.75%, Secured Debt (Maturity—May 22, 2019)(9)	4,938	4,900	4,822

CHI Overhead Doors, Inc.(11)	Manufacturer of Overhead Garage Doors
		LIBOR Plus 9.50%, (Floor 1.50%), Current Coupon 11.00%, Secured Debt (Maturity—September 18, 2019)(9)	2,500	2,467	2,475

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

December 31, 2014

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

John Deere Landscapes LLC(10)	Distributor of Landscaping Supplies
		LIBOR Plus 4.00% (Floor 1.00%), Current Coupon 5.00%, Secured Debt (Maturity—December 23, 2019)(9)	8,573	8,193	8,193

Keypoint Government Solutions, Inc.(11)	Provider of Pre-Employment Screening Services
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity—November 13, 2017)(9)	4,726	4,668	4,702

Lansing Trade Group LLC(11)	Commodity Merchandiser
		9.25% Unsecured Debt (Maturity—February 15, 2019)	6,000	6,000	5,610

Larchmont Resources, LLC(11)	Oil & Gas Exploration & Production
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—August 7, 2019)(9)	6,895	6,842	6,636

LKCM Distribution Holdings, L.P.	Distributor of Industrial Process Equipment
		12% Current / 2.5% PIK Secured Debt (Maturity— December 23, 2018)	16,417	16,278	16,417

LKCM Headwater Investments I, L.P.(12)(13)	Investment Partnership
		LP Interests (Fully diluted 2.3%)(8)		2,250	5,764

MAH Merger Corporation(11)	Sports-Themed Casual Dining Chain
		LIBOR Plus 4.50% (Floor 1.25%), Current Coupon 5.75%, Secured Debt (Maturity—July 19, 2019)(9)	7,258	7,198	7,276

MediMedia USA, Inc.(11)	Provider of Healthcare Media and Marketing
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity—November 20, 2018)(9)	5,411	5,292	5,289

Messenger, LLC(10)	Supplier of Specialty Stationary and Related Products to the Funeral Industry
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity— December 5, 2019)(9)	13,639	13,518	13,518

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

December 31, 2014

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Milk Specialties Company(11)	Processor of Nutrition Products
		LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity—November 9, 2018)(9)	7,847	7,806	7,670

Minute Key, Inc.	Operator of Automated Key Duplication Kiosks
		10% Current / 2% PIK Secured Debt (Maturity—September 19, 2019)	4,023	3,985	3,985

Miramax Film NY, LLC(11)	Motion Picture Producer and Distributor
		Class B Units (12% cumulative)(8)		792	792

Modern VideoFilm, Inc.(10)	Post-Production Film Studio
		LIBOR Plus 3.50% (Floor 1.50%), Current Coupon 5.00% / 8.50% PIK, Current Coupon Plus PIK 13.50%, Secured Debt (Maturity— September 25, 2017)(9)(14)	6,302	6,119	1,954
		Warrants (1,375 equivalent shares)		151	1

				6,270	1,955

Mood Media Corporation(11)(13)	Provider of Electronic Equipment
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—May 1, 2019)(9)	12,193	12,053	11,964

MP Assets Corporation(11)	Manufacturer of Battery Components
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity—December 19, 2019)(9)	4,416	4,378	4,394

New Media Holdings II LLC(11)(13)	Local Newspaper Operator
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—June 4, 2020)(9)	14,925	14,649	14,776

Nice-Pak Products, Inc.(11)	Pre-Moistened Wipes Manufacturer
		LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.50%, Secured Debt (Maturity—June 18, 2015)(9)	12,541	12,518	12,478

North Atlantic Trading Company, Inc.(11)	Marketer/Distributor of Tobacco Products
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity—January 13, 2020)(9)	7,426	7,361	7,305

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

December 31, 2014

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Novitex Intermediate, LLC(11)	Provider of Document Management Services
		LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity—July 7, 2020)(9)	5,985	5,929	5,746

Ospemifene Royalty Sub LLC (QuatRx)(10)	Estrogen-Deficiency Drug Manufacturer and Distributor
		11.5% Secured Debt (Maturity—November 15, 2026)	5,205	5,205	5,205

Panolam Industries International, Inc.(11)	Decorative Laminate Manufacturer
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity—August 23, 2017)(9)	6,994	6,949	6,889

Parq Holdings Limited Partnership(11)(13)	Hotel & Casino Operator
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—December 17, 2020)(9)	6,226	6,078	6,108

Permian Holdings, Inc.(11)	Storage Tank Manufacturer
		10.5% Secured Debt (Maturity—January 15, 2018)	2,755	2,728	2,066

Pernix Therapeutics Holdings, Inc.(10)(13)	Pharmaceutical Royalty— Anti-Migraine
		12% Secured Debt (Maturity—August 1, 2020)	4,000	4,000	4,000

PeroxyChem LLC(11)	Chemical Manufacturer
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—February 28, 2020)(9)	8,933	8,774	8,843

Philadelphia Energy Solutions Refining and Marketing LLC(11)	Oil & Gas Refiner
		LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity—April 4, 2018)(9)	2,948	2,917	2,785

Pike Corporation(11)	Construction and Maintenance Services for Electric Transmission and Distribution Infrastructure
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—June 22, 2022)(9)	15,000	14,628	14,825

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

December 31, 2014

(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Renaissance Learning, Inc.(11)	Technology-based K-12 Learning Solutions
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—April 11, 2022)(9)	3,000	2,972	2,880

RGL Reservoir Operations Inc.(11)(13)	Oil & Gas Equipment and Services
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—August 13, 2021)(9)	3,990	3,876	3,219

RLJ Entertainment, Inc.(10)	Movie and TV Programming Licensee and Distributor
		LIBOR Plus 8.75% (Floor 0.25%), Current Coupon 9.00%, Secured Debt (Maturity—September 11, 2019)(9)	11,399	11,318	11,318

SAExploration, Inc.(10)(13)	Geophysical Services Provider
		Common Stock (6,472 shares)(8)		65	27

Sage Automotive Interiors, Inc(11)	Automotive Textiles Manufacturer
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity—October 8, 2021)(9)	3,000	2,971	2,985

Sagittarius Restaurants LLC (d/b/a Del Taco)(11)	Mexican / American QSR Restaurant Chain
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity—October 1, 2018)(9)	4,591	4,572	4,562

SCE Partners, LLC(10)	Hotel & Casino Operator
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—August 14, 2019)(9)	7,481	7,421	7,519

Sotera Defense Solutions, Inc.(11)	Defense Industry Intelligence Services
		LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.00%, Secured Debt (Maturity—April 21, 2017)(9)	10,984	10,564	10,160

Symphony Teleca Services, Inc.(11)	Outsourced Product Development
		LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 5.75%, Secured Debt (Maturity—August 7, 2019)(9)	14,000	13,870	13,930

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

(1)
All investments are Lower Middle Market portfolio investments, unless otherwise noted. See Note B for a description of Lower Middle Market portfolio investments. All of the Company's investments, unless otherwise noted, are encumbered either as security for the Company's Credit Agreement or in support of the SBA-guaranteed debentures issued by the Funds.

(2)
Debt investments are income producing, unless otherwise noted. Equity and warrants are non-income producing, unless otherwise noted.

(3)
See Note C for a summary of geographic location of portfolio companies.

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

(9)
Index based floating interest rate is subject to contractual minimum interest rate. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (which can include one-, two-, three- or six-month LIBOR) or Prime, at the borrower's option, which rates reset periodically based on the terms of the loan agreement.

(10)
Private Loan portfolio investment. See Note B for a description of Private Loan portfolio investments.

(11)
Middle Market portfolio investment. See Note B for a description of Middle Market portfolio investments.

(12)
Other Portfolio investment. See Note B for a description of Other Portfolio investments.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

NOTE A—ORGANIZATION AND BASIS OF PRESENTATION

1.     Organization

        Main Street Capital Corporation ("MSCC") is a principal investment firm primarily focused on providing customized debt and equity financing to lower middle market ("LMM") companies and debt capital to middle market ("Middle Market") companies. The portfolio investments of MSCC and its consolidated subsidiaries are typically made to support management buyouts, recapitalizations, growth financings, refinancings and acquisitions of companies that operate in diverse industry sectors. MSCC seeks to partner with entrepreneurs, business owners and management teams and generally provides "one stop" financing alternatives within its LMM portfolio. MSCC and its consolidated subsidiaries invest primarily in secured debt investments, equity investments, warrants and other securities of LMM companies based in the United States and in secured debt investments of Middle Market companies generally headquartered in the United States.

        MSCC was formed in March 2007 to operate as an internally managed business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). MSCC wholly owns several investment funds, including Main Street Mezzanine Fund, LP ("MSMF") and Main Street Capital II, LP ("MSC II" and, together with MSMF, the "Funds"), and each of their general partners. The Funds are each licensed as a Small Business Investment Company ("SBIC") by the United States Small Business Administration ("SBA"). Because MSCC is internally managed, all of the executive officers and other employees are employed by MSCC. Therefore, MSCC does not pay any external investment advisory fees but instead incurs the operating costs associated with employing investment and portfolio management professionals.

        MSC Adviser I, LLC (the "External Investment Manager") was formed in November 2013 as a wholly owned subsidiary of MSCC to provide investment management and other services to parties other than MSCC and its subsidiaries ("External Parties") and receive fee income for such services. MSCC has been granted no-action relief by the Securities and Exchange Commission ("SEC") to allow the External Investment Manager to register as a registered investment adviser ("RIA") under Investment Advisers Act of 1940, as amended (the "Advisers Act"). Since the External Investment Manager conducts all of its investment management activities for External Parties, it is accounted for as a portfolio investment of MSCC and is not included as a consolidated subsidiary of MSCC in MSCC's consolidated financial statements.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

2.     Basis of Presentation

        Main Street's financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For each of the periods presented herein, Main Street's consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of Main Street's investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments, and the investment in the External Investment Manager, but excludes all "Marketable securities and idle funds investments" (see Note C—Fair Value Hierarchy for Investments and Debentures—Portfolio Composition—Portfolio Investment Composition for additional discussion of Main Street's Investment Portfolio and definitions for the terms LMM, Middle Market, Private Loan and Other Portfolio). "Marketable securities and idle funds investments" are classified as financial instruments and are reported separately on Main Street's consolidated balance sheets and consolidated schedules of investments due to the nature of such investments (see Note B.11.). Main Street's results of operations for the three and six months ended June 30, 2015 and 2014, cash flows for the six months ended June 30, 2015 and 2014, and financial position as of June 30, 2015 and December 31, 2014, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform to the current presentation, including reclassifying the expenses charged to the External Investment Manager.

        The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2015 and 2014 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

        Under regulations pursuant to Article 6 of Regulation S-X applicable to BDCs and Accounting Standards Codification ("Codification" or "ASC") 946, Financial Services—Investment Companies ("ASC 946"), Main Street is precluded from consolidating other entities in which Main Street has equity investments, including those in which it has a controlling interest, unless the other entity is another investment company. An exception to this general principle in ASC 946 occurs if Main Street holds a controlling interest in an operating company that provides all or substantially all of its services directly to Main Street or to its portfolio companies. Accordingly, as noted above, MSCC's consolidated financial statements include the financial position and operating results for the Funds and the Taxable Subsidiaries. MSCC's consolidated financial statements also include the financial position and operating results for MSCC's wholly owned operating subsidiary, Main Street Capital Partners, LLC, ("MSCP"), as the wholly owned subsidiary provides all of its services directly or indirectly to Main Street or its portfolio companies. Main Street has determined that all of its portfolio investments do not qualify for

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

this exception, including the investment in the External Investment Manager. Therefore, Main Street's Investment Portfolio is carried on the consolidated balance sheet at fair value, as discussed further in Note B, with any adjustments to fair value recognized as "Net Change in Unrealized Appreciation (Depreciation)" on the consolidated statements of operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a "Net Realized Gain (Loss)."

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

        Main Street's portfolio strategy calls for it to invest primarily in illiquid debt and equity securities issued by private, LMM companies and more liquid debt securities issued by Middle Market companies that are generally larger in size than the LMM companies. Main Street categorizes some of its investments in LMM companies and Middle Market companies as Private Loan portfolio investments, often referred to in the debt markets as "club deals," which are primarily debt securities which have been originated through strategic relationships with other investment funds on a collaborative basis. Private Loan investments are typically similar in size, structure, terms and conditions to investments Main Street holds in its LMM portfolio and Middle Market portfolio. Main Street's portfolio also includes Other Portfolio investments which primarily consist of investments that are not consistent with the typical profiles for its LMM portfolio investments, Middle Market portfolio investments or Private Loan portfolio investments, including investments which may be managed by third parties. Main Street's portfolio investments may be subject to restrictions on resale.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations and recommendations regarding the Company's determinations of the fair value of its LMM portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street's investments in each LMM portfolio company at least once every calendar year, and for Main Street's investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent financial

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

advisory services firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with its independent financial advisory services firm in arriving at Main Street's determination of fair value on its investments in a total of 29 LMM portfolio companies for the six months ended June 30, 2015, representing approximately 43% of the total LMM portfolio at fair value as of June 30, 2015, and on a total of 31 LMM portfolio companies for the six months ended June 30, 2014, representing approximately 50% of the total LMM portfolio at fair value as of June 30, 2014. Excluding investments in new LMM portfolio companies which have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment as of June 30, 2015 and 2014, as applicable, and investments in the LMM portfolio companies that were not reviewed because their equity is publicly traded, the percentage of the LMM portfolio reviewed by the independent financial advisory services firm for the six months ended June 30, 2015 and 2014 was 48% and 53% of the total LMM portfolio at fair value as of June 30, 2015 and 2014, respectively.

        For valuation purposes, all of Main Street's Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. The Company does not generally consult with any financial advisory services firms in connection with determining the fair value of its Middle Market debt investments.

        For valuation purposes, all of Main Street's Private Loan portfolio investments are non-control investments. For Private Loan portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Private Loan debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Private Loan equity investments in a current hypothetical sale using the Waterfall valuation method. The nationally recognized independent financial advisory services firm analyzes and provides observations and recommendations regarding the Company's determinations of the fair value of its Private Loan portfolio company investments.

        For valuation purposes, all of Main Street's Other Portfolio investments are non-control investments. Main Street's Other Portfolio investments comprised approximately 3.3% and 3.8%, respectively, of Main Street's Investment Portfolio at fair value as of June 30, 2015 and December 31, 2014. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of its investments using the NAV valuation method. For Other Portfolio debt investments, Main Street generally determines the fair value of these investments through obtaining third-party quotes or other independent pricing to the extent that these inputs are available and appropriate to determine fair value. For Other Portfolio debt investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

participants would use to value such Other Portfolio debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method.

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

        The Board of Directors of Main Street has the final responsibility for overseeing, reviewing and approving, in good faith, Main Street's determination of the fair value for its Investment Portfolio, as well as its valuation procedures, consistent with 1940 Act requirements. Main Street believes its Investment Portfolio as of June 30, 2015 and December 31, 2014 approximates fair value as of those dates based on the markets in which Main Street operates and other conditions in existence on those reporting dates.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.     Cash and Cash Equivalents

        Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value.

        At June 30, 2015, cash balances totaling $38.1 million exceeded FDIC insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company's cash deposits are held at large, established, high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

        Main Street holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind ("PIK") interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. Main Street stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended June 30, 2015 and 2014, (i) approximately 1.8% and 4.0%, respectively, of Main Street's total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 0.9% and 1.1%, respectively, of Main Street's total investment income was attributable to cumulative dividend income not paid currently in cash. For the six months ended June 30, 2015 and 2014, (i) approximately 2.0% and 4.6%, respectively, of Main

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Street's total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 0.9% and 1.1%, respectively, of Main Street's total investment income was attributable to cumulative dividend income not paid currently in cash.

        As of June 30, 2015, Main Street's total Investment Portfolio had four investments with positive fair value on non-accrual status, which comprised approximately 0.3% of its fair value and 3.1% of its cost, and no fully impaired investments. As of December 31, 2014, Main Street's total Investment Portfolio had five investments with positive fair value on non-accrual status, which comprised approximately 1.7% of its fair value and 4.7% of its cost, and no fully impaired investments.

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

        A presentation of the investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Interest, fee and dividend income:
Interest income	$32,777	$27,929	$62,844	$53,663
Dividend income	5,278	5,432	10,414	9,476
Fee income	3,011	1,286	4,613	2,077

Total interest, fee and dividend income	$41,066	$34,647	$77,871	$65,216

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        To maintain RIC tax treatment (as discussed below in Note B.9.), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the three months ended June 30, 2015 and 2014, approximately 2.9% and 4.1%, respectively, of Main Street's total investment income was attributable to interest income for the accretion of discounts associated with debt investments, net of any premium reduction. For the six months ended June 30, 2015 and 2014, approximately 2.9% and 4.1%, respectively, of Main Street's total investment income was attributable to interest income for the accretion of discounts associated with debt investments, net of any premium reduction.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        In May 2015, the FASB issued ASU 2015-07, Fair Value Measurements—Disclosures for Certain Entities that Calculate Net Asset Value per Share. This amendment updates guidance intended to eliminate the diversity in practice surrounding how investments measured at net asset value under the practical expedient with future redemption dates have been categorized in the fair value hierarchy. Under the updated guidance, investments for which fair value is measured at net asset value per share using the practical expedient should no longer be categorized in the fair value hierarchy, while investments for which fair value is measured at net asset value per share but the practical expedient is not applied should continue to be categorized in the fair value hierarchy. The updated guidance requires retrospective adoption for all periods presented and is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The impact of the adoption of this new accounting standard on Main Street's consolidated financial statements is currently being evaluated.

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

        As of June 30, 2015 and December 31, 2014, all except for one of Main Street's LMM portfolio investments consisted of illiquid securities issued by private companies. The remaining investment was a publicly traded equity security. As a result, the fair value determination for the LMM portfolio investments primarily consisted of unobservable inputs. The fair value determination for the publicly traded equity security consisted of observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value. As a result, all of Main Street's LMM

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

portfolio investments were categorized as Level 3 as of June 30, 2015 and December 31, 2014, except for the one publicly traded equity security which was categorized as Level 2.

        As of June 30, 2015 and December 31, 2014, Main Street's Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Middle Market portfolio investments were categorized as Level 3 as of June 30, 2015 and December 31, 2014.

        As of June 30, 2015 and December 31, 2014, Main Street's Private Loan portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Private Loan portfolio investments were categorized as Level 3 as of June 30, 2015 and December 31, 2014.

        As of June 30, 2015 and December 31, 2014, Main Street's Other Portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street's Other Portfolio investments were categorized as Level 3 as of June 30, 2015 and December 31, 2014.

        As of June 30, 2015 and December 31, 2014, Main Street's Marketable securities and idle funds investments consisted primarily of investments in publicly traded debt and equity investments. The fair value determination for these investments consisted of a combination of observable inputs in active markets for which sufficient observable inputs were available to determine the fair value of these investments. As a result, all of Main Street's Marketable securities and idle funds investments were categorized as Level 1 as of June 30, 2015 and December 31, 2014.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        The following table provides a summary of the significant unobservable inputs used to fair value Main Street's Level 3 portfolio investments as of June 30, 2015:

Type of Investment	Fair Value as of June 30, 2015 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)
Equity investments	$479,944	Discounted cash flow	Weighted average cost of capital	11.5% - 23.7%	14.0%
		Market comparable / Enterprise Value	EBITDA multiple(1)	4.0x - 8.5x(2)	6.7x
Debt investments	$609,655	Discounted cash flow	Risk adjusted discount factor	8.0% - 15.8%(2)	12.0%
			Expected principal recovery percentage	39.7% - 100.0%	99.7%
Debt investments	$694,633	Market approach	Third party quote	64.0 - 104.0

Total Level 3 investments	$1,784,232

(1)
EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(2)
Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 3.4x - 17.5x and the range for risk adjusted discount factor is 6.0% - 27.5%.

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

        The following table provides a summary of changes in fair value of Main Street's Level 3 portfolio investments for the six months ended June 30, 2015 (amounts in thousands). Net unrealized appreciation (depreciation) is included in the Net change in unrealized appreciation (depreciation)—portfolio investments on the consolidated statements of operations.

Type of Investment	Fair Value as of December 31, 2014	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of June 30, 2015
Debt	1,147,281	—	(338,168)	503,852	12,857	(8,170)	(13,364)	1,304,288
Equity	391,933	—	(9,124)	35,403	(2,460)	37,349	13,170	466,271
Equity Warrant	15,636	—	(1,643)	1,680	(1,838)	(162)	—	13,673

	1,554,850	—	(348,935)	540,935	8,559	29,017	(194)	1,784,232

(1)
Includes the impact of non-cash conversions.

        The following table provides a summary of changes in fair value of Main Street's Level 3 portfolio investments for the six months ended June 30, 2014 (amounts in thousands). All transfers that occurred between fair value hierarchy levels during the six months ended June 30, 2014 were transfers out of Level 2 into Level 3 as certain investments were deemed to trade infrequently. Net unrealized

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

appreciation (depreciation) is included in the Net change in unrealized appreciation (depreciation)—portfolio investments on the consolidated statements of operations.

Type of Investment	Fair Value as of December 31, 2013	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments(1)	New Investments(1)	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of June 30, 2014
Debt	897,568	55,102	(256,107)	376,656	6,434	(7,794)	(2,770)	1,069,089
Equity	270,764	—	(3,252)	16,120	2,008	31,780	3,092	320,512
Equity Warrant	36,558	—	(600)	771	600	(3,873)	83	33,539

	1,204,890	55,102	(259,959)	393,547	9,042	20,113	405	1,423,140

(1)
Includes the impact of non-cash conversions.

        As of June 30, 2015 and December 31, 2014, the fair value determination for the SBIC debentures recorded at fair value primarily consisted of unobservable inputs. As a result, the SBIC debentures which are recorded at fair value were categorized as Level 3. Main Street determines the fair value of these instruments primarily using a Yield-to-Maturity approach that analyzes the discounted cash flows of interest and principal for each SBIC debenture recorded at fair value based on estimated market interest rates for debt instruments of similar structure, terms, and maturity. Main Street's estimate of the expected repayment date of principal for each SBIC debenture recorded at fair value is the legal maturity date of the instrument.

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

        The following table provides a summary of the significant unobservable inputs used to fair value Main Street's Level 3 SBIC debentures as of June 30, 2015 (amounts in thousands):

Type of Instrument	Fair Value as of June 30, 2015	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC debentures	$73,753	Discounted cash flow	Estimated market interest rates	3.9% - 5.9%	4.9%

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

        The following table provides a summary of changes for the Level 3 SBIC debentures recorded at fair value for the six months ended June 30, 2015 (amounts in thousands):

Type of Instrument	Fair Value as of December 31, 2014	Repayments	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of June 30, 2015
SBIC debentures at fair value	$72,981	$—	$—	$772	$73,753

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        The following table provides a summary of changes for the Level 3 SBIC debentures recorded at fair value for the six months ended June 30, 2014 (amounts in thousands):

Type of Instrument	Fair Value as of December 31, 2013	Repayments	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of June 30, 2014
SBIC debentures at fair value	$62,050	$—	$—	$2,029	$64,079

        At June 30, 2015 and December 31, 2014, Main Street's investments and SBIC debentures at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
At June 30, 2015	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$809,256	$—	$6,120	$803,136
Middle Market portfolio investments	656,477	—	—	656,477
Private Loan portfolio investments	236,247	—	—	236,247
Other Portfolio investments	58,442	—	—	58,442
External Investment Manager	29,930	—	—	29,930

Total portfolio investments	1,790,352	—	6,120	1,784,232
Marketable securities and idle funds investments	8,850	8,850	—	—

Total investments	$1,799,202	$8,850	$6,120	$1,784,232

SBIC debentures at fair value	$73,753	$—	$—	$73,753

		Fair Value Measurements
		(in thousands)
At December 31, 2014	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$733,191	$—	$8,480	$724,711
Middle Market portfolio investments	542,688	—	—	542,688
Private Loan portfolio investments	213,015	—	—	213,015
Other Portfolio investments	58,856	—	—	58,856
External Investment Manager	15,580	—	—	15,580

Total portfolio investments	1,563,330	—	8,480	1,554,850
Marketable securities and idle funds investments	9,067	9,067	—	—

Total investments	$1,572,397	$9,067	$8,480	$1,554,850

SBIC debentures at fair value	$72,981	$—	$—	$72,981

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        Main Street's private loan ("Private Loan") portfolio investments, often referred to in the debt markets as "club deals," which are primarily debt securities which have been originated through strategic relationships with other investment funds on a collaborative basis. Private Loan investments are typically similar in size, structure, terms and conditions to investments Main Street holds in its LMM portfolio and Middle Market portfolio. Main Street's Private Loan portfolio debt investments are generally secured by either a first or second priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date.

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

        Main Street's external asset management business is conducted through its External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. Main Street has entered into an agreement to provide the External Investment Manager with asset management service support in connection with its asset management business generally, and specifically for its relationship with HMS Income Fund, Inc. ("HMS Income"). Through this agreement, Main Street provides management and other services to the External Investment Manager, as well as access to Main Street's employees, infrastructure, business relationships, management expertise and capital raising capabilities. In the first quarter of 2014, Main Street began charging the External Investment Manager the cost for these services. Main Street's total expenses for the three months ended June 30, 2015 and 2014 are net of expenses charged to the External Investment Manager of $1.2 million and $0.4 million, respectively. Main Street's total expenses for the six months ended June 30, 2015 and 2014 are net of expenses charged to the External Investment Manager of $2.0 million and $0.7 million, respectively.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three and six months ended June 30, 2015 and 2014, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

        The following tables provide a summary of Main Street's investments in the LMM, Middle Market and Private Loan portfolios as of June 30, 2015 and December 31, 2014 (this information excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of June 30, 2015
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	69	85	36
Fair value	$809.3	$656.5	$236.2
Cost	$657.8	$666.3	$254.0
% of portfolio at cost—debt	70.0%	98.4%	96.0%
% of portfolio at cost—equity	30.0%	1.6%	4.0%
% of debt investments at cost secured by first priority lien	89.5%	86.1%	86.9%
Weighted-average annual effective yield(b)	12.8%	7.9%	9.8%
Average EBITDA(c)	$6.1	$94.1	$12.9

(a)
At June 30, 2015, Main Street had equity ownership in approximately 96% of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 36% .

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of June 30, 2015, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares of Main Street's common stock will realize on its investment because it does not reflect Main Street's expenses or any sales load paid by an investor.

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted average for the Middle Market and Private Loan portfolios. These calculations exclude five LMM portfolio companies, one Middle Market portfolio company and six Private Loan portfolio companies as EBITDA is not a meaningful valuation metric for Main Street's investments in these portfolio companies.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

	As of December 31, 2014
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	66	86	31
Fair value	$733.2	$542.7	$213.0
Cost	$599.4	$561.8	$224.0
% of portfolio at cost—debt	71.5%	99.8%	95.6%
% of portfolio at cost—equity	28.5%	0.2%	4.4%
% of debt investments at cost secured by first priority lien	89.6%	85.1%	87.8%
Weighted-average annual effective yield(b)	13.2%	7.8%	10.1%
Average EBITDA(c)	$5.0	$77.2	$18.1

(a)
At December 31, 2014, Main Street had equity ownership in approximately 95% of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 35%.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2014, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares of Main Street's common stock will realize on its investment because it does not reflect Main Street's expenses or any sales load paid by an investor.

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted average for the Middle Market and Private Loan portfolios. These calculations exclude two LMM portfolio companies, one Middle Market portfolio company and five Private Loan portfolio companies as EBITDA is not a meaningful valuation metric for Main Street's investments in these portfolio companies.

        As of June 30, 2015, Main Street had Other Portfolio investments in six companies, collectively totaling approximately $58.4 million in fair value and approximately $59.5 million in cost basis and which comprised approximately 3.3% of Main Street's Investment Portfolio at fair value. As of December 31, 2014, Main Street had Other Portfolio investments in six companies, collectively totaling approximately $58.9 million in fair value and approximately $56.2 million in cost basis and which comprised approximately 3.8% of Main Street's Investment Portfolio at fair value.

        As discussed further in Note A.1., Main Street holds an investment in the External Investment Manager, a wholly owned subsidiary that is treated as a portfolio investment. As of June 30, 2015, there was no cost basis in this investment and the investment had a fair value of $29.9 million, which comprised 1.7% of Main Street's Investment Portfolio at fair value. As of December 31, 2014, there was no cost basis in this investment and the investment had a fair value of $15.6 million, which comprised 1.0% of Main Street's Investment Portfolio at fair value.

        The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of June 30, 2015 and

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

December 31, 2014 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	June 30, 2015	December 31, 2014
First lien debt	75.3%	75.7%
Equity	12.5%	11.6%
Second lien debt	9.8%	10.0%
Equity warrants	1.3%	1.5%
Other	1.1%	1.2%

	100.0%	100.0%

Fair Value:	June 30, 2015	December 31, 2014
First lien debt	66.7%	66.9%
Equity	22.6%	21.9%
Second lien debt	9.0%	9.2%
Equity warrants	0.8%	1.0%
Other	0.9%	1.0%

	100.0%	100.0%

        The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of June 30, 2015 and December 31, 2014 (this information excludes the Other Portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	June 30, 2015	December 31, 2014
Southwest	31.3%	29.6%
Northeast	20.7%	19.9%
Southeast	15.8%	15.4%
West	14.9%	18.7%
Midwest	13.3%	13.5%
Canada	2.3%	0.7%
Other Non-United States	1.7%	2.2%

	100.0%	100.0%

Fair Value:	June 30, 2015	December 31, 2014
Southwest	35.6%	33.7%
Northeast	19.3%	18.3%
West	16.1%	20.4%
Southeast	12.8%	12.4%
Midwest	12.6%	12.7%
Canada	2.1%	0.6%
Other Non-United States	1.5%	1.9%

	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        Main Street's LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by industry at cost and fair value as of June 30, 2015 and December 31, 2014 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	June 30, 2015	December 31, 2014
Hotels, Restaurants & Leisure	7.6%	5.6%
Media	7.1%	8.3%
Energy Equipment & Services	7.1%	8.3%
IT Services	6.0%	5.9%
Machinery	5.8%	6.5%
Software	5.0%	5.4%
Construction & Engineering	4.6%	5.3%
Specialty Retail	4.5%	4.7%
Health Care Providers & Services	4.5%	4.9%
Diversified Telecommunication Services	4.5%	4.0%
Internet Software & Services	3.7%	1.9%
Diversified Consumer Services	3.3%	2.9%
Auto Components	2.8%	2.3%
Electronic Equipment, Instruments & Components	2.2%	3.0%
Oil, Gas & Consumable Fuels	2.2%	2.5%
Pharmaceuticals	2.2%	1.8%
Diversified Financial Services	2.2%	1.0%
Food Products	2.1%	1.8%
Building Products	2.0%	1.1%
Health Care Equipment & Supplies	1.7%	2.1%
Road & Rail	1.6%	1.8%
Aerospace & Defense	1.3%	1.2%
Chemicals	1.2%	1.3%
Air Freight & Logistics	1.2%	0.9%
Leisure Equipment & Products	1.2%	0.5%
Trading Companies & Distributors	1.0%	1.2%
Professional Services	1.0%	1.1%
Commercial Services & Supplies	0.9%	1.0%
Distributors	0.9%	1.0%
Textiles, Apparel & Luxury Goods	0.7%	1.3%
Other(1)	7.9%	9.4%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Fair Value:	June 30, 2015	December 31, 2014
Hotels, Restaurants & Leisure	7.3%	5.6%
Machinery	7.1%	8.1%
Media	6.2%	7.7%
Energy Equipment & Services	5.9%	7.9%
IT Services	5.5%	5.4%
Software	5.5%	5.5%
Construction & Engineering	5.0%	5.5%
Diversified Consumer Services	5.0%	4.4%
Specialty Retail	4.9%	4.9%
Diversified Telecommunication Services	4.1%	3.8%
Internet Software & Services	3.9%	2.3%
Health Care Providers & Services	3.8%	4.4%
Auto Components	3.0%	2.5%
Road & Rail	2.6%	2.3%
Pharmaceuticals	2.1%	1.7%
Diversified Financial Services	2.1%	1.0%
Food Products	2.0%	1.6%
Oil, Gas & Consumable Fuels	1.8%	1.9%
Electronic Equipment, Instruments & Components	1.7%	2.5%
Building Products	1.7%	0.9%
Health Care Equipment & Supplies	1.6%	1.9%
Air Freight & Logistics	1.3%	0.8%
Aerospace & Defense	1.2%	1.1%
Chemicals	1.1%	1.2%
Leisure Equipment & Products	1.1%	0.4%
Trading Companies & Distributors	1.0%	1.1%
Commercial Services & Supplies	1.0%	1.0%
Professional Services	1.0%	1.0%
Paper & Forest Products	0.9%	1.2%
Distributors	0.8%	1.0%
Textiles, Apparel & Luxury Goods	0.6%	1.2%
Other(1)	7.2%	8.2%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

        At June 30, 2015 and December 31, 2014, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        During May 2012, Main Street entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income Fund, Inc. ("HMS Income"), a non-publicly traded BDC whose registration statement on Form N-2 was declared effective by the SEC in June 2012, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow it to own a registered investment adviser, Main Street assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on MSCC's ability to meet the source-of-income requirement necessary for it to maintain its RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. Based upon several fee waiver agreements with HMS Income and HMS Adviser, the External Investment Manager did not begin accruing the base management fee and incentive fees, if any, until January 1, 2014. Beginning January 1, 2015, the External Investment Manager conditionally agreed to waive a limited amount of the base management fee and incentive fees otherwise earned during the year ended December 31, 2015. During the three months ended June 30, 2015 and 2014, the External Investment Manager earned $2.0 million and $0.5 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser. During the six months ended June 30, 2015 and 2014, the External Investment Manager earned $3.4 million and $0.8 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser.

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

        Main Street provides services to the External Investment Manager and charges the expenses necessary to perform these services to the External Investment Manager generally based on a combination of the direct time spent, new investment origination activity and assets under management, depending on the nature of the expense. For the three months ended June 30, 2015 and 2014, Main Street charged $1.2 million and $0.4 million of total expenses, respectively, to the External Investment Manager. For the six months ended June 30, 2015 and 2014, Main Street charged $2.0 million and $0.7 million of total expenses, respectively, to the External Investment Manager. The total contribution of the External Investment Manager to Main Street's net investment income consists of the combination of the expenses charged to the External Investment Manager and dividend income from

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

the External Investment Manager. For the three months ended June 30, 2015 and 2014, the total contribution to net investment income was $1.7 million and $0.5 million, respectively. For the six months ended June 30, 2015 and 2014, the total contribution to net investment income was $2.9 million and $0.8 million, respectively.

        Summarized financial information from the separate financial statements of the External Investment Manager as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014 is as follows:

	As of June 30,	As of December 31,
	2015	2014
	(in thousands)
Cash	$31	$130
Accounts receivable—HMS Income	1,896	1,120

Total assets	$1,927	$1,250

Accounts payable to MSCC and its subsidiaries	$1,372	$699
Dividend payable to MSCC	510	253
Taxes payable	45	298
Equity	—	—

Total liabilities and equity	$1,927	$1,250

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(in thousands)
Management fee income	$1,967	$543	$3,395	$834
Expenses allocated from MSCC or its subsidiaries:
Salaries, share-based compensation and other personnel costs	(816)	(307)	(1,382)	(555)
Other G&A expenses	(346)	(129)	(606)	(172)

Total allocated expenses	(1,162)	(436)	(1,988)	(727)
Other direct G&A expenses	—	(2)	—	(2)

Total expenses	(1,162)	(438)	(1,988)	(729)

Pre-tax income	805	107	1,407	105
Tax expense	(295)	(42)	(497)	(42)

Net income	$510	$65	$910	$63

NOTE E—SBIC DEBENTURES

        SBIC debentures payable were $225.0 million at both June 30, 2015 and December 31, 2014, respectively. SBIC debentures provide for interest to be paid semi-annually, with principal due at the applicable 10-year maturity date of each debenture. The weighted-average annual interest rate on the SBIC debentures was 4.2% as of both June 30, 2015 and December 31, 2014. The first principal

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

maturity due under the existing SBIC debentures is in 2017, and the remaining weighted-average duration as of June 30, 2015 was approximately 6.1 years. For the three months ended June 30, 2015 and 2014, Main Street recognized interest expense attributable to the SBIC debentures of $2.5 million in each period, respectively. For the six months ended June 30, 2015 and 2014, Main Street recognized interest expense attributable to the SBIC debentures of $4.9 million and $4.5 million, respectively. Main Street has incurred upfront leverage and other miscellaneous fees of approximately 3.4% of the debenture principal amount. In accordance with SBA regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA. The Funds are subject to annual compliance examinations by the SBA. There have been no historical findings resulting from these examinations.

        As of June 30, 2015, the recorded value of the SBIC debentures was $223.6 million which consisted of (i) $73.8 million recorded at fair value, or $1.4 million less than the $75.2 million face value of the SBIC debentures held in MSC II, and (ii) $149.8 million reported at face value and held in MSMF. As of June 30, 2015, if Main Street had adopted the fair value option under ASC 825 for all of its SBIC debentures, Main Street estimates the fair value of its SBIC debentures would be approximately $210.2 million, or $14.8 million less than the $225.0 million face value of the SBIC debentures.

NOTE F—CREDIT FACILITY

        Main Street maintains the Credit Facility to provide additional liquidity to support its investment and operational activities. The Credit Facility provides for commitments from a diversified group of fifteen lenders, matures in September 2019 and was amended during April 2015 to increase the total commitments from $572.5 million to $597.5 million and increase the accordion feature of the Credit Facility from $650.0 million to $750.0 million. The accordion feature allows Main Street to increase the total commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments.

        Borrowings under the Credit Facility bear interest, subject to Main Street's election, on a per annum basis equal to (i) the applicable LIBOR rate (0.18% as of June 30, 2015) plus 2.00%, as long as Main Street maintains an investment grade rating (or 2.25% if Main Street does not maintain an investment grade rating) or (ii) the applicable base rate (Prime Rate of 3.25% as of June 30, 2015) plus 1.00%, as long as Main Street maintains an investment grade rating (or 1.25% if Main Street does not maintain an investment grade rating). Main Street pays unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership and assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio of at least 1.5 to 1.0, and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2019, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval.

        At June 30, 2015, Main Street had $226.0 million in borrowings outstanding under the Credit Facility. As of June 30, 2015, if Main Street had adopted the fair value option under ASC 825 for its Credit Facility, Main Street estimates its fair value would approximate its recorded value. Main Street

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs, of $1.6 million and $1.5 million for the three months ended June 30, 2015 and 2014, respectively, and $3.3 million for each of the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, the interest rate on the Credit Facility was 2.2%, which is consistent with the average rate for the three months ended June 30, 2015. Main Street was in compliance with all financial covenants of the Credit Facility.

NOTE G—NOTES

  6.125% Notes

        In April 2013, Main Street issued $92.0 million, including the underwriters full exercise of their option to purchase additional principal amounts to cover over-allotments, in aggregate principal amount of 6.125% Notes due 2023 (the "6.125% Notes"). The 6.125% Notes are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 6.125% Notes; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 6.125% Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at Main Street's option on or after April 1, 2018. The 6.125% Notes bear interest at a rate of 6.125% per year payable quarterly on January 1, April 1, July 1 and October 1 of each year. The total net proceeds to Main Street from the 6.125% Notes, after underwriting discounts and estimated offering expenses payable by Main Street, were approximately $89.0 million. Main Street has listed the 6.125% Notes on the New York Stock Exchange under the trading symbol "MSCA". Main Street may from time to time repurchase the 6.125% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2015, the outstanding balance of the 6.125% Notes was $90.8 million. As of June 30, 2015, if Main Street had adopted the fair value option under ASC 825 for the 6.125% Notes, Main Street estimates the fair value would be approximately $91.2 million. Main Street recognized interest expense related to the 6.125% Notes, including amortization of deferred loan costs, of $1.5 million for each of the three months ended June 30, 2015 and 2014. Main Street recognized interest expense related to the 6.125% Notes, including amortization of deferred loan costs, of $2.9 million for each of the six months ended June 30, 2015 and 2014.

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

  4.50% Notes

        In November 2014, Main Street issued $175.0 million in aggregate principal amount of 4.50% unsecured notes due 2019 (the "4.50% Notes") at an issue price of 99.53%. The 4.50% Notes are unsecured obligations and rank pari passu with Main Street's current and future unsecured

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 4.50% Notes; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes mature on December 1, 2019, and may be redeemed in whole or in part at any time at Main Street's option subject to certain make whole provisions. The 4.50% Notes bear interest at a rate of 4.50% per year payable semi-annually on June 1 and December 1 of each year. The total net proceeds from the 4.50% Notes, resulting from the issue price and after underwriting discounts and estimated offering expenses payable by us, were approximately $171.2 million. Main Street may from time to time repurchase the 4.50% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2015, the outstanding balance of the 4.50% Notes was $175.0 million. As of June 30, 2015, if Main Street had adopted the fair value option under ASC 825 for the 4.50% Notes, Main Street estimates its fair value would be approximately $178.2 million. Main Street recognized interest expense related to the 4.50% Notes, including amortization of deferred loan costs, of $2.1 million and $4.3 million for the three months and six months ended June 30, 2015, respectively.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE H—FINANCIAL HIGHLIGHTS

	Six Months Ended June 30,
	2015	2014
Per Share Data:
NAV at the beginning of the period	$20.85	$19.89
Net investment income(1)	1.06	1.05
Net realized gain (loss)(1)(2)	(0.16)	(0.11)
Net change in unrealized appreciation (depreciation)(1)(2)	0.61	0.55
Income tax provision(1)(2)	0.08	(0.13)

Net increase in net assets resulting from operations(1)	1.59	1.36
Dividends paid to stockholders from net investment income	(1.28)	(1.23)
Distributions from capital gains	(0.03)	(0.04)

Total dividends paid	(1.31)	(1.27)
Accretive effect of public stock offerings (issuing shares above NAV per share)	0.71	1.07
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.06	0.06
Other(3)	(0.06)	(0.08)

NAV at the end of the period	$21.84	$21.03

Market value at the end of the period	$31.91	$32.93
Shares outstanding at the end of the period	49,938,534	44,869,800

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

	Six Months Ended June 30,
	2015	2014
	(in thousands, except percentages)
NAV at end of period	$1,090,816	$943,410
Average NAV	$1,038,230	$846,783
Average outstanding debt	$711,816	$533,225
Ratio of total expenses, including income tax expense, to average NAV(1)(2)	2.31%	3.16%
Ratio of operating expenses to average NAV(2)(3)	2.68%	2.52%
Ratio of operating expenses, excluding interest expense, to average NAV(2)(3)	1.19%	1.25%
Ratio of net investment income to average NAV(2)	4.88%	5.23%
Portfolio turnover ratio(2)	12.63%	14.68%
Total investment return(2)(4)	11.63%	4.72%
Total return based on change in NAV(2)(5)	8.11%	7.22%

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

(2)
Not annualized.

(3)
Operating expenses include compensation, general and administrative and share-based compensation expenses, net of expenses charged to the External Investment Manager.

(4)
Total investment return based on purchase of stock at the current market price on the first day and a sale at the current market price on the last day of each period reported on the table and assumes reinvestment of dividends at prices obtained by Main Street's dividend reinvestment plan during the period. The return does not reflect any sales load that may be paid by an investor.

(5)
Total return based on change in net asset value was calculated using the sum of ending net asset value plus dividends to stockholders and other non-operating changes during the period, as divided by the beginning net asset value.

NOTE I—DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

        Main Street paid regular monthly dividends of $0.170 per share for each month of January through March 2015 and $0.175 for each month of April through June 2015, totaling approximately $26.1 million, or $0.525 per share, for the three months ended June 30, 2015, and $49.1 million, or

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

$1.035 per share, for the six months ended June 30, 2015. The second quarter 2015 regular monthly dividends represent a 6.1% increase from the regular monthly dividends paid for the second quarter of 2014. Additionally, Main Street paid a $0.275 per share supplemental semi-annual dividend, totaling $13.7 million, in June 2015 compared to a $12.3 million, or $0.275 per share, paid in June 2014. The regular monthly dividends equaled a total of approximately $21.3 million, or $0.495 per share, for the three months ended June 30, 2014, and $41.0 million, or $0.990 per share, for the six months ended June 30, 2014.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        Listed below is a reconciliation of "Net increase in net assets resulting from operations" to taxable income and to total distributions declared to common stockholders for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30,
	2015	2014
	(estimated, amounts in thousands)
Net increase in net assets resulting from operations	$76,227	$57,185
Book tax difference share-based compensation expense	(2,310)	1,826
Net change in unrealized appreciation	(29,460)	(23,227)
Income tax provision (benefit)	(3,768)	5,440
Pre-tax book (income) loss not consolidated for tax purposes	12,161	2,635
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	2,323	596

Estimated taxable income(1)	55,173	44,455
Taxable income earned in prior year and carried forward for distribution in current year	38,638	37,046
Taxable income earned prior to period end and carried forward for distribution next period	(38,607)	(34,714)
Dividend payable as of period end and paid in the following period	8,739	7,404

Total distributions accrued or paid to common stockholders	$63,943	$54,191

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        The income tax expense, or benefit, and the related tax assets and liabilities, generated by the Taxable Subsidiaries and MSCP, if any, are reflected in Main Street's consolidated financial statements. For the three months ended June 30, 2015, Main Street recognized a net income tax benefit of $3.5 million, which principally consisted of deferred tax benefit of $5.1 million which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries including changes in net operating loss carryforwards, changes in net unrealized appreciation or deprecation and other temporary book tax differences, partially offset by $1.2 million of accruals for current U.S. federal income and state taxes, and a $0.4 million accrual for excise tax on our estimated spillover taxable income. For the six months ended June 30, 2015, Main Street recognized a net income tax benefit of $3.8 million, which principally consisted of deferred tax benefit of $5.8 million primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries including changes in net operating loss carryforwards, changes in net unrealized appreciation or deprecation and temporary book tax differences, partially offset by $1.6 million of accruals for current U.S. federal income and state taxes, and a $0.4 million accrual for excise tax. For the three months ended June 30, 2014, Main Street recognized a net income tax provision of $3.8 million, which principally consisted of deferred taxes of $3.6 million, and $0.2 million of accruals for current U.S. federal income and excise taxes, state and other taxes. For the six months ended June 30, 2014, Main Street recognized a net income tax provision of $5.4 million, related to deferred taxes of $4.6 million, which is primarily the result of deferred taxes on net unrealized appreciation on several of the portfolio investments held in our Taxable Subsidiaries and other taxes of $0.8 million. As of June 30, 2015, Main Street had a capital loss carryforward of $2.2 million.

        The net deferred tax liability at June 30, 2015 and December 31, 2014 was $3.4 million and $9.2 million, respectively, primarily related to timing differences from net unrealized appreciation of portfolio investments held by the Taxable Subsidiaries, partially offset by net loss carryforwards (primarily resulting from historical realized losses on portfolio investments held by the Taxable Subsidiaries), basis differences of portfolio investments held by the Taxable Subsidiaries which are "pass-through" entities for tax purposes and excess deductions resulting from the restricted stock plans (see further discussion in Note L).

        In accordance with the realization requirements of ASC 718, Compensation—Stock Compensation, Main Street uses tax law ordering when determining when tax benefits related to equity compensation greater than equity compensation recognized for financial reporting should be realized. For the three months ended June 30, 2015, Main Street realized no increase to paid-in capital due to tax deductions related to equity compensation greater than equity compensation recognized for financial reporting compared to a $0.3 million decrease for the corresponding period in 2014. Paid-in capital increases of $1.8 million will be recognized in future periods when such tax benefits are ultimately realized by reducing taxes payable.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE J—COMMON STOCK

        During March 2015, Main Street completed a follow-on public equity offering of 4,370,000 shares of common stock, including the underwriters' full exercise of their option to purchase 570,000 additional shares, resulting in total net proceeds, including exercise of the underwriters' option to purchase additional shares and after deducting underwriting discounts and estimated offering expenses payable by Main Street, of approximately $127.8 million.

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

        For the six months ended June 30, 2015, $9.4 million of the total $62.9 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 304,100 newly issued shares and with the purchase of 3,131 shares of common stock in the open market. For the six months ended June 30, 2014, $8.3 million of the total $53.4 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 225,613 newly issued shares and with the purchase of 31,825 shares of common stock in the open market. The shares disclosed above relate only to Main Street's DRIP and exclude any activity related to broker-managed dividend reinvestment plans.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        Main Street's Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2015 Equity and Incentive Plan. These shares generally vest over a three-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street's Board of Directors, net of shares forfeited, and the remaining shares of restricted stock available for issuance as of June 30, 2015.

Restricted stock authorized under the plan	3,000,000
Less net restricted stock granted during:
Six months ended June 30, 2015	—

Restricted stock available for issuance as of June 30, 2015	3,000,000

        As of June 30, 2015, the following table summarizes the restricted stock issued to Main Street's independent directors and the remaining shares of restricted stock available for issuance pursuant to the Main Street Capital Corporation 2015 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election to the board and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period.

Restricted stock authorized under the plan	300,000
Less net restricted stock granted during:
Six months ended June 30, 2015	(4,830)

Restricted stock available for issuance as of June 30, 2015	295,170

        For the three months ended June 30, 2015 and 2014, Main Street recognized total share-based compensation expense of $1.7 million and $1.0 million, respectively, related to the restricted stock issued to Main Street employees and independent directors, and for the six months ended June 30, 2015 and 2014, Main Street recognized total share-based compensation expense of $2.9 million and $1.8 million, respectively, related to the restricted stock issued to Main Street employees and independent directors.

        As of June 30, 2015, there was $15.3 million of total unrecognized compensation expense related to Main Street's non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 2.6 years as of June 30, 2015.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE M—COMMITMENTS AND CONTINGENCIES

        At June 30, 2015, Main Street had the following outstanding commitments (in thousands):

Amount
Investments with capital commitments that have not yet funded:
Congruent Credit Opportunities Funds
Congruent Credit Opportunities Fund II, LP	$8,488
Congruent Credit Opportunities Fund III, LP	20,550

$29,038
Encap Energy Fund Investments
EnCap Energy Capital Fund VIII, L.P.	$1,140
EnCap Energy Capital Fund VIII Co-Investors, L.P.	243
EnCap Energy Capital Fund IX, L.P.	2,487
EnCap Energy Capital Fund X, L.P.	9,628
EnCap Flatrock Midstream Fund II, L.P.	8,223
EnCap Flatrock Midstream Fund III, L.P.	7,164

$28,885
Freeport Fund Investments
Freeport Financial SBIC Fund LP	$2,209
Freeport First Lien Loan Fund III LP	12,500

$14,709
Dos Rios Partners
Dos Rios Partners, LP	$5,265
Dos Rios Partners—A, LP	1,672

$6,937
Brightwood Capital Fund III, LP	$6,750
LKCM Headwater Investments I, L.P.	$2,750
Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:
Minute Key, Inc.	$8,800
Volusion, LLC	7,000
Vision Solutions, Inc.	5,000
Buca C, LLC	3,000
Hydratec, Inc.	3,000
Arcus Hunting LLC	2,111
Applied Products, Inc.	2,000
Mid-Columbia Lumber Products, LLC	2,000
Glowpoint, Inc.	1,900
Guerdon Modular Holdings, Inc.	1,600
Jackmont Hospitality, Inc.	1,600
Subsea Global Solutions, LLC	1,428

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Amount
IDX Broker, LLC	1,400
Parq Holdings Limited Partnership	1,274
Datacom, LLC	1,125
Ceres Management, LLC (Lambs Tire & Automotive)	1,000
NRI Clinical Research, LLC	1,000
PT Network, LLC	921
Messenger, LLC	813
Mystic Logistics, Inc.	800
Vision Interests, Inc.	750
Jensen Jewelers of Idaho, LLC	500
UniTek Global Services, Inc.	483
Brainworks Software, LLC	332
ATS Workholding, Inc.	177
Indianhead Pipeline Services, LLC	145

Total commitments	$139,228

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

NOTE N—RELATED PARTY TRANSACTIONS

        As discussed further in Note D, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of Main Street's Investment Portfolio. At June 30, 2015, Main Street had a receivable of $1.9 million due from the External Investment Manager which included approximately $1.4 million related primarily to operating expenses incurred by the MSCC or its subsidiaries required to support the External Investment Manager's business, along with dividends declared but not paid by the External Investment Manager of approximately $0.5 million.

        In June 2013, Main Street adopted a deferred compensation plan for the non-employee members of its board of directors, which allows the directors at their option to defer all or a portion of the fees paid for their services as directors and have such deferred fees paid in shares of Main Street common stock within 90 days following the termination of a participant's service as a director. As of June 30, 2015, $1.0 million of directors' fees had been deferred under this plan. These deferred fees represented 32,190 shares of Main Street common shares. These shares will not be issued or included as outstanding on the consolidated statement of changes in net assets until each applicable participant's end of service as a director, but are included in operating expenses and weighted-average shares outstanding on Main Street's consolidated statement of operations as earned.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE O—SUBSEQUENT EVENTS

        In July 2015, Main Street led a new portfolio investment totaling $17.4 million of invested capital in HW Temps LLC ("HW"), with Main Street funding $13.9 million of the investment. Main Street's investment in HW included a first-lien, senior secured term debt investment and a preferred equity investment. Main Street and its co-investor partnered to facilitate a recapitalization of HW and to support HW's growth initiatives. In addition, Main Street and its co-investor are providing HW an undrawn credit facility to support its future growth initiatives and working capital needs. Headquartered in South Easton, Massachusetts and founded in 1980, HW provides temporary staffing and related services primarily to employers in the light industrial, manufacturing, and distribution industries.

        In July 2015, Main Street completed the exit of its remaining equity investment in irth Solutions, LLC, a leading provider of field service and asset management solutions to the utility and energy industries ("irth Solutions"), as a part of a majority recapitalization of the irth Solutions by its management team and a private equity investment firm. Main Street made its initial investment in irth Solutions in December 2010. As part of this transaction, Main Street realized a gain of approximately $6.0 million on the sale of its equity investment.

        In August 2015, Main Street declared regular monthly dividends of $0.180 per share for each month of October, November and December of 2015. These regular monthly dividends equal a total of $0.540 per share for the fourth quarter of 2015 and represent a 5.9% increase from the regular monthly dividends declared for the fourth quarter of 2014. Including the regular monthly dividends declared for the fourth quarter of 2015, Main Street will have paid $15.605 per share in cumulative dividends since its October 2007 initial public offering.

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments in and Advances to Affiliates
Six Months Ended June 30, 2015

Company	Investments(1)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2014 Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2015 Fair Value
Control Investments
ASC Interests, LLC	11% Secured Debt	167	3,000	9	259	2,750
	Member Units	65	1,970	260	—	2,230

Bond-Coat, Inc.	12% Secured Debt	753	13,570	33	2,007	11,596
	Common Stock		11,210	—	1,000	10,210

Café Brazil, LLC	Member Units	543	6,980	—	—	6,980
California Healthcare Medical	9% Secured Debt	360	8,703	135	8,838	—
Billing, Inc.	Warrants		3,480	—	3,480	—
	Common Stock		1,460	—	1,460	—

CBT Nuggets, LLC	Member Units	1,408	27,200	7,600	—	34,800

Ceres Management, LLC	14% Secured Debt	274	3,916	—	178	3,738
(Lambs Tire & Automotive)	Class B Member Units	250	4,048	250	—	4,298
	Member Units		2,510	650	—	3,160
	9.5% Secured Debt	46	968	—	25	943
	Member Units	40	1,240	—	—	1,240

CMS Minerals LLC	Preferred Member Units	207	—	3,725	284	3,441

Datacom, LLC	10.5% Secured Debt	630	11,103	9	—	11,112
	8% Secured Debt	8	—	675	—	675
	Preferred Member Units		6,030	—	460	5,570

Garreco, LLC	14% Secured Debt	405	5,320	407	—	5,727
	Member Units	(45)	1,360	110	—	1,470

GRT Rubber Technologies LLC	LIBOR Plus 9.00% (Floor 1.00%)	937	16,585	15	210	16,390
	Member Units	210	13,065	—	—	13,065

Gulf Manufacturing, LLC	9% PIK Secured Debt	39	744	39	—	783
	Member Units	379	16,540	—	—	16,540

Harrison Hydra-Gen, Ltd.	12% Secured Debt	392	5,487	78	555	5,010
	Preferred Stock	50	1,260	51	—	1,311
	Common Stock		1,830	300	—	2,130

Hawthorne Customs and	Member Units	35	370	210	—	580
Dispatch Services, LLC	Member Units	96	2,220	—	—	2,220

Hydratec, Inc.	Common Stock	768	13,720	590		14,310
	9% Secured Debt	4	—	500	500	—

IDX Broker, LLC	LIBOR Plus 6.50% (Floor 1.50%)	7	125	—	25	100
	12.5% Secured Debt	721	10,571	788	9	11,350
	Member Units		5,450	990	—	6,440

Impact Telecom, Inc.	LIBOR Plus 6.50% (Floor 2.00%)	78	1,569	1	—	1,570
	13% Secured Debt	1,849	15,515	378	—	15,893
	Warrants		4,160	—	—	4,160

Indianapolis Aviation	15% Secured Debt	299	3,100	—	—	3,100
Partners, LLC	Warrants		2,540	—	—	2,540

Jensen Jewelers of Idaho, LLC	Prime Plus 6.75% (Floor 2.00%)	227	3,655	1,000	300	4,355
	Member Units	846	3,580	1,020	—	4,600

Lighting Unlimited, LLC	8% Secured Debt	61	1,550	—	36	1,514
	Preferred Equity		439	—	5	434
	Warrants		40	—	—	40
	Member Units	80	360	60	—	420

Marine Shelters Holdings, LLC	12% Secured Debt	656	10,112	38	1,602	8,548
(LoneStar Marine Shelters)	Preferred Member Units		3,750	1,602	—	5,352

Company	Investments(1)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2014 Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2015 Fair Value
Mid-Columbia Lumber	10% Secured Debt	88	1,750	—	—	1,750
Products, LLC	12% Secured Debt	235	3,900	—	—	3,900
	Member Units	(56)	10,180	—	2,790	7,390
	9.5% Secured Debt	44	927	—	23	904
	Member Units	13	550	—	—	550

MSC Adviser I, LLC	Member Units	909	15,580	14,350	—	29,930

Mystic Logistics, Inc	12% Secured Debt	623	9,790	210	—	10,000
	Common Stock	55	2,720	3,860	—	6,580

NAPCO Precast, LLC	Prime Plus 2.00% (Floor 7.00%)	171	625	7	7	625
	Prime Plus 2.00% (Floor 7.00%)	417	2,923	4	4	2,923
	18% Secured Debt		4,468	13	13	4,468
	Member Units	450	7,560	880	—	8,440

NRI Clinical Research, LLC	14% Secured Debt	411	4,779	9	148	4,640
	Warrants		160	—	—	160
	Member Units		722	94	—	816

NRP Jones, LLC	12% Secured Debt	903	11,590	1,409	176	12,823
	Warrants		970	—	230	740
	Member Units		3,190	—	710	2,480

OMi Holdings, Inc.	Common Stock		13,420	—	—	13,420

Pegasus Research Group, LLC (Televerde)	Member Units	229	5,860	630	—	6,490

PPL RVs, Inc.	11.1% Secured Debt	583	7,860	2,112	12	9,960
	Common Stock		8,160	270	—	8,430

Principle Environmental, LLC	12% Secured Debt	353	4,060	108	108	4,060
	12% Current / 2% PIK Secured Debt	236	3,244	40	7	3,277
	Preferred Member Units	262	11,830	—	2,270	9,560
	Warrants		720	—	190	530

QLS Holdings, LLC	8% Secured Debt	32	—	6,250	—	6,250
	Member Units		—	2,500	—	2,500

River Aggregates, LLC	Zero Coupon Secured Debt	56	468	56	—	524
	12% Secure Debt	16	500	—	500	—
	Member Units	39	2,570	1,190	—	3,760
	Member Units		369	1,931	—	2,300

SoftTouch Medical	LIBOR Plus 9.00% (Floor 1.00%)	533	8,417	8	169	8,256
Holdings LLC	Member Units	211	5,015	—	85	4,930

Southern RV, LLC	13% Secured Debt	760	11,400	15	15	11,400
	Member Units	681	4,920	1,750	—	6,670
	13% Secured Debt	217	3,250	4	4	3,250
	Member Units		470	70	—	540

The MPI Group, LLC	9% Secured Debt	183	2,724	196	—	2,920
	Series A Preferred Units		980	—	—	980
	Warrants		—	—	—	—
	Member Units		2,300	—	70	2,230

Travis Acquisition LLC	12% Secured Debt	357	4,693	24	973	3,744
	Member Units		13,650	460	—	14,110

Uvalco Supply, LLC	9% Secured Debt	74	1,802	—	282	1,520
	Member Units	76	3,500	—	150	3,350

Vision Interests, Inc.	13% Secured Debt	216	3,154	23	49	3,128
	Series A Preferred Stock		3,250	300	—	3,550
	Common Stock		100	110	—	210

Ziegler's NYPD, LLC	6.5% Secured Debt	58	1,491	1	500	992
	14% Secured Debt	197	4,880	629	2,759	2,750
	12% Secured Debt	10	—	500	—	500
	Warrants		—	—	—	—
	Member units		—	2,834	704	2,130

Other
Amounts from investments transferred from other 1940 Act classification during the period		340

		22,827	469,846	64,370	34,181	500,035

Company	Investments(1)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2014 Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2015 Fair Value
Affiliate Investments
AFG Capital Group, LLC	11% Secured Debt	691	6,465	5,322	—	11,787
	Warrants		259	—		259
	Member Units		1,200	—		1,200

Boss Industries, LLC	Preferred Member Units	278	2,000	340	—	2,340

Bridge Capital Solutions	13% Secured Debt	456	5,837	1,017	—	6,854
Corporation	Warrants		710	310	—	1,020

Buca C, LLC	LIBOR Plus 7.25% (Floor 1.00%)	261	—	24,951	—	24,951
	Preferred Member Units		—	3,600	—	3,600

CAI Software LLC	12% Secured Debt	330	5,348	4	—	5,352
	Member Units	10	654	186	—	840

Condit Exhibits, LLC	Member Units	13	610	160	—	770

Congruent Credit	LP Interests (Fund II, LP)	735	18,378	—	3,819	14,559
Opportunities Funds	LP Interests (Fund III, LP)	(35)	7,734	1,716	—	9,450

Daseke, Inc.	12% Current / 2.5% PIK Secured Debt	1,549	20,723	294	33	20,984
	Common Stock		13,780	8,880	—	22,660

Dos Rios Partners	LP Interests (Fund)		2,325	—	1,334	991
	LP Interests (Fund A)		738	—	—	738

East Teak Fine Hardwoods, Inc.	Common Stock	8	860	—	—	860

East West Copolymer &	12% Secured Debt	592	9,436	13	—	9,449
Rubber, LLC	Warrants		50	—	—	50

Freeport Financial SBIC Fund LP	LP Interests	324	4,677	463	—	5,140

Gault Financial, LLC (RMB	10% Secured Debt	755	10,782	72	—	10,854
Capital, LLC)	Warrants		—	—	—	—

Glowpoint, Inc.	8% Secured Debt	19	396	92	386	102
	12% Secured Debt	555	8,909	10	—	8,919
	Common Stock		8,480	158	2,518	6,120

Guerdon Modular	11% Secured Debt	693	11,044	22	799	10,267
Holdings, Inc.	Common Stock		2,400	583	—	2,983

Houston Plating and Coatings, LLC	Member Units	229	11,470	—	—	11,470

Indianhead Pipeline	12% Secured Debt	465	6,625	65	451	6,239
Services, LLC	Preferred Member Units	52	1,960	197	—	2,157
	Warrants		—	—	—	—
	Member Units		—	—	—	—

irth Solutions, LLC	Member Units	53	3,960	2,340		6,300

KBK Industries, LLC	12.5% Secured Debt	518	8,250	19	2,019	6,250
	Member Units	130	6,120	—	1,550	4,570

L.F. Manufacturing Holdings, LLC	Member Units	45	2,374	—	519	1,855

MPS Denver, LLC	Member Units		1,130	—	—	1,130

OnAsset Intelligence, Inc.	12% PIK Secured Debt	219	3,553	219		3,772
	Preferred Stock	34	2,700	34	1,354	1,380
	Warrants		—	—	—	—

OPI International Ltd.	10% Unsecured Debt	6	—	244	—	244
	Common Stock		4,971	—	1,771	3,200

PCI Holding Company, Inc.	Preferred Stock	237	4,430	662	—	5,092

Rocaceia, LLC (Quality	12% Secured Debt		11,500	300	11,550	250
Lease and Rental	8% Secured Debt		157	—	157	—
Holdings, LLC)	Preferred Member Units		—	—	—	—

Radial Drilling Services Inc.	12% Secured Debt	348	3,792	94	968	2,918
	Warrants		—	—	—	—

Samba Holdings, Inc.	12.5% Secured Debt	1,711	26,418	55	169	26,304
	Common Stock		6,030	4,240	—	10,270

Company	Investments(1)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2014 Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2015 Fair Value
SYNEO, LLC	12% Secured Debt	182	2,674	26	2,700	—
	Member Units	(27)	801		801	—

Tin Roof Acquisition	12% Secured Debt	975	13,861	24	—	13,885
Company	Class C Preferred Stock	114	2,241	114	—	2,355

Universal Wellhead Services Holdings, LLC	Class A Units	74	—	4,000	750	3,250

Volusion, LLC	10.5% Secured Debt	521	—	16,080	—	16,080
	Warrants		—	1,400	—	1,400
	Preferred Member Units		—	14,000	—	14,000

Other
Amounts from investments transferred from other 1940 Act classification during the period		(110)	9,863

		13,010	278,675	92,306	33,648	327,470

  This schedule should be read in conjunction with Main Street's consolidated financial statements, including the consolidated schedule of investments and notes to the consolidated financial statements.

(1)
The principal amount, the ownership detail for equity investments and if the investment is income producing is shown in the consolidated schedule of investments.

(2)
Represents the total amount of interest, fees or dividends credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income related to the time period it was in the category other than the one shown at period-end is included in "Amounts from investments transferred from other 1940 Act classifications during the period".

(3)
Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation as well as the movement of an existing portfolio company into this category and out of a different category.

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

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information in this section contains forward-looking statements that involve risks and uncertainties. Please see "Risk Factors" and "Cautionary Statement Concerning Forward-Looking Statements" in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the "SEC") on February 27, 2015 and "Risk Factors" herein for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the consolidated financial statements and related notes and other financial information included in the Annual Report on Form 10-K for the year ended December 31, 2014.

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

        MSCC was formed in March 2007 to operate as an internally managed business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). MSCC wholly owns several investment funds, including Main Street Mezzanine Fund, LP ("MSMF") and Main Street Capital II, LP ("MSC II" and, together with MSMF, the "Funds"), and each of their general partners. The Funds are each licensed as a Small Business Investment Company ("SBIC") by the United States Small Business Administration ("SBA"). Because MSCC is internally managed, all of the executive officers and other employees are employed by MSCC. Therefore, MSCC does not pay any external investment advisory fees but instead incurs the operating costs associated with employing investment and portfolio management professionals.

        MSC Adviser I, LLC (the "External Investment Manager") was formed in November 2013 as a wholly owned subsidiary of MSCC to provide investment management and other services to parties other than MSCC and its subsidiaries ("External Parties") and receive fee income for such services. MSCC has been granted no-action relief by the Securities and Exchange Commission ("SEC") to allow the External Investment Manager to register as a registered investment adviser ("RIA") under Investment Advisers Act of 1940, as amended (the "Advisers Act"). Since the External Investment Manager conducts all of its investment management activities for parties outside of MSCC and its consolidated subsidiaries, it is accounted for as a portfolio investment of MSCC and is not included as a consolidated subsidiary of MSCC in MSCC's consolidated financial statements.

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

OVERVIEW

        Our principal investment objective is to maximize our portfolio's total return by generating current income from our debt investments and capital appreciation from our equity and equity related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. Our LMM companies generally have annual revenues between $10 million and $150 million, and our LMM portfolio investments generally range in size from $5 million to $50 million. Our Middle Market investments are made in businesses that are generally larger in size than our LMM portfolio companies, with annual revenues typically between $150 million and $1.5 billion, and our Middle Market investments generally range in size from $3 million to $15 million. Our private loan ("Private Loan") portfoloio investments are primarily debt securities which have been originated through strategic relationships with other investment funds on a collaborative basis. Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio.

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

        Our external asset management business is conducted through our External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. We have entered into an agreement to provide the External Investment Manager with asset management service support in connection with its asset management business generally, and specifically for its relationship with HMS Income Fund, Inc. ("HMS Income"). Through this agreement, we provide management and other services to the External Investment Manager, as well as access to our employees, infrastructure, business relationships, management expertise and capital raising capabilities. In the first quarter of 2014, we began charging the External Investment Manager for these services. Our total expenses for the three months ended June 30, 2015 and 2014 are net of expenses charged to the External Investment Manager of $1.2 million and $0.4 million, respectively. Our total expenses for the six months ended June 30, 2015 and 2014 are net of expenses charged to the External Investment Manager of $2.0 million and $0.7 million, respectively. The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses charged to the External Investment Manager and dividend income from the External Investment Manager. For the three months ended June 30, 2015 and 2014, the total contribution to net investment income was $1.7 million and $0.5 million, respectively. For the six months ended June 30, 2015 and 2014, the total contribution to net investment income was $2.9 million and $0.8 million, respectively.

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

        Private Loan portfolio investments, often referred to in the debt markets as "club deals," which are primarily debt securities which have been originated through strategic relationships with other investment funds on a collaborative basis. Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio. Our Private Loan portfolio debt investments are generally secured by either a first or second priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date.

        The following tables provide a summary of our investments in the LMM, Middle Market and Private Loan portfolios as of June 30, 2015 and December 31, 2014 (this information excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of June 30, 2015
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	69	85	36
Fair value	$809.3	$656.5	$236.2
Cost	$657.8	$666.3	$254.0
% of portfolio at cost—debt	70.0%	98.4%	96.0%
% of portfolio at cost—equity	30.0%	1.6%	4.0%
% of debt investments at cost secured by first priority lien	89.5%	86.1%	86.9%
Weighted-average annual effective yield(b)	12.8%	7.9%	9.8%
Average EBITDA(c)	$6.1	$94.1	$12.9

(a)
At June 30, 2015, we had equity ownership in approximately 96% of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 36%.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of June 30, 2015, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares of our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude five LMM portfolio companies, one Middle Market portfolio company and six Private Loan portfolio companies as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies.

	As of December 31, 2014
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	66	86	31
Fair value	$733.2	$542.7	$213.0
Cost	$599.4	$561.8	$224.0
% of portfolio at cost—debt	71.5%	99.8%	95.6%
% of portfolio at cost—equity	28.5%	0.2%	4.4%
% of debt investments at cost secured by first priority lien	89.6%	85.1%	87.8%
Weighted-average annual effective yield(b)	13.2%	7.8%	10.1%
Average EBITDA(c)	$5.0	$77.2	$18.1

(a)
At December 31, 2014, we had equity ownership in approximately 95% of our LMM portfolio companies, and our average fully diluted equity ownership in those portfolio companies was approximately 35%.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2014, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares of our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted average for the Middle Market and Private Loan portfolios. These calculations exclude two LMM portfolio companies, one Middle Market portfolio company and five Private Loan portfolio companies as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies.

        As of June 30, 2015, we had Other Portfolio investments in six companies, collectively totaling approximately $58.4 million in fair value and approximately $59.5million in cost basis and which comprised approximately 3.3% of our Investment Portfolio (as defined in "—Critical Accounting Policies—Basis of Presentation" below). As of December 31, 2014, we had Other Portfolio investments in six companies, collectively totaling approximately $58.9 million in fair value and approximately $56.2 million in cost basis and which comprised approximately 3.8% of our Investment Portfolio at fair value.

        As previously discussed, the External Investment Manager is a wholly owned subsidiary that is treated as a portfolio investment. As of June 30, 2015, there was no cost basis in this investment and the investment had a fair value of $29.9 million, which comprised 1.7% of our Investment Portfolio at fair value. As of December 31, 2014, there was no cost basis in this investment and the investment had a fair value of $15.6 million, which comprised 1.0% of our Investment Portfolio at fair value.

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

        Because we are internally managed, we do not pay any external investment advisory fees, but instead incur the operating costs associated with employing investment and portfolio management professionals ourselves. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio. For the three months ended June 30, 2015 and 2014, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.4% and 1.6%, respectively, on an annualized basis. For the six months ended June 30, 2015 and 2014, the ratio of our total operating expenses, excluding interest expense as a percentage of our quarterly average total assets was 1.4% and 1.5%, respectively, on an annualized basis and 1.4% for the year ended December 31, 2014.

        The total investment return on our shares of common stock for the six months ended June 30, 2015 and 2014 was 11.63% and 4.72%, respectively. Total investment return is based on the purchase of our stock at the current market price on the first day and a sale at the current market price on the last day of each period reported and assumes reinvestment of dividends at prices obtained by our dividend reinvestment plan during the period. The return does not reflect any sales load that may be paid by an investor.

        During May 2012, we entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income Fund, Inc. ("HMS Income"), a non-publicly traded BDC whose registration statement on Form N-2 was declared effective by the SEC in June 2012, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow us to own a registered investment adviser, we assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on MSCC's ability to meet the source-of-income requirement necessary for us to maintain our RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. Based upon several fee waiver agreements with HMS Income and HMS Adviser, the External Investment Manager did not begin accruing the base management fee and incentive fees, if any, until January 1, 2014. Beginning January 1, 2015, the External Investment Manager conditionally agreed to waive a limited amount of the base management fee and incentive fees otherwise earned during the year ended December 31, 2015. During the three months ended June 30, 2015 and 2014, the External Investment Manager earned $2.0 million and $0.5 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser. During the six months ended June 30, 2015 and 2014, the External Investment Manager earned $3.4 million and

$0.8 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser.

        During April 2014, we received an exemptive order from the SEC permitting co-investments by us and HMS Income in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. We have made, and in the future intend to continue to make, such co-investments with HMS Income in accordance with the conditions of the order. The order requires, among other things, that we and the External Investment Manager consider whether each such investment opportunity is appropriate for HMS Income and, if it is appropriate, to propose an allocation of the investment opportunity between us and HMS Income. Because the External Investment Manager may receive performance-based fee compensation from HMS Income, this may provide it an incentive to allocate opportunities to HMS Income instead of us.

CRITICAL ACCOUNTING POLICIES

  Basis of Presentation

        Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For each of the periods presented herein, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of our investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments, and the investment in the External Investment Manager, but excludes all "Marketable securities and idle funds investments". "Marketable securities and idle funds investments" are classified as financial instruments and are reported separately on our consolidated balance sheets and consolidated schedules of investments due to the nature of such investments. Our results of operations for the three and six months ended June 30, 2015 and 2014, cash flows for the six months ended June 30, 2015 and 2014, and financial position as of June 30, 2015 and December 31, 2014, are presented on a consolidated basis. The effects of all intercompany transactions between us and our consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform to the current presentation, including reclassifying the expenses charged to the External Investment Manager.

        Our accompanying unaudited consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2015 and 2014 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

  Investment Portfolio Valuation

        The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. As of June 30, 2015 and December 31, 2014, our Investment Portfolio valued at fair value represented approximately 95% and 92% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact.

        Our portfolio strategy calls for us to invest primarily in illiquid debt and equity securities issued by private, LMM companies and more liquid debt securities issued by Middle Market companies that are generally larger in size than the LMM companies. We categorize some of our investments in LMM companies and Middle Market companies as Private Loan investments, often referred to in the debt markets as "club deals," which are investments, generally in debt instruments, that we originate on a collaborative basis with other investment funds. Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio. Our portfolio also includes Other Portfolio investments which primarily consist of investments that are not consistent with the typical profiles for our LMM portfolio investments, Middle Market portfolio investments or Private Loan portfolio investments, including investments which may be managed by third parties. Our portfolio investments may be subject to restrictions on resale.

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

        Pursuant to our internal valuation process and the requirements under the 1940 Act, we perform valuation procedures on our portfolio investments quarterly. In addition to our internal valuation process, in determining the estimates of fair value for our investments in LMM portfolio companies, we, among other things, consult with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations and recommendations regarding our determinations of the fair value of our LMM portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to our investments in each LMM portfolio company at least once in every calendar year, and for our investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result is not in our stockholders' best interest, to consult with the nationally recognized independent financial advisory services firm on our investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of our investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. We consulted with our independent financial advisory services firm in arriving at our determination of fair value on our investments in a total of 29 LMM portfolio companies for the six months ended June 30, 2015, representing approximately 43% of the total LMM portfolio at fair value as of June 30, 2015, and on a total of 31 LMM portfolio companies for the six months ended June 30, 2014, representing approximately 50% of the total LMM portfolio at fair value as of June 30, 2014. Excluding our investments in new LMM portfolio companies which have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment as of June 30, 2015 and 2104, as applicable, and our investments in the LMM portfolio companies that were not reviewed because their equity is publicly traded, the percentage of the LMM portfolio reviewed by our independent financial advisory services firm for the six months ended June 30, 2015 and 2014 was 48% and 53% of the total LMM portfolio at fair value as of June 30, 2015 and 2014, respectively.

        For valuation purposes, all of our Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, we use observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which we have determined that third-party quotes or other independent pricing are not available or appropriate, we generally estimate the fair value based on the assumptions that we believe hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the

Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. We do not generally consult with any financial advisory services firms in connection with determining the fair value of our Middle Market debt investments.

        For valuation purposes, all of our Private Loan portfolio investments are non-control investments. For Private Loan portfolio investments for which we have determined that third-party quotes or other independent pricing are not available or appropriate, we generally estimate the fair value based on the assumptions that we believe hypothetical market participants would use to value such Private Loan debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Private Loan equity investments in a current hypothetical sale using the Waterfall valuation method. The nationally recognized independent financial advisory services firm analyzes and provides observations and recommendations regarding the our determinations of the fair value of our Private Loan portfolio company investments.

        For valuation purposes, all of our Other Portfolio investments are non-control investments. Our Other Portfolio investments comprised approximately 3.3% and 3.8%, respectively, of our Investment Portfolio at fair value as of June 30, 2015 and December 31, 2014. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For our Other Portfolio equity investments, we generally determine the fair value of our investments using the NAV valuation method. For Other Portfolio debt investments, we generally determine the fair value of these investments through obtaining third-party quotes or other independent pricing to the extent that these inputs are available and appropriate to determine fair value. For Other Portfolio debt investments for which we have determined that third-party quotes or other independent pricing are not available or appropriate, we generally estimate the fair value based on the assumptions that we believe hypothetical market participants would use to value such Other Portfolio debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method.

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

        Our Board of Directors has the final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our Investment Portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our Investment Portfolio as of June 30, 2015 and 2014 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

  Payment-in-Kind ("PIK") Interest and Cumulative Dividends

        We hold certain debt and preferred equity instruments in our Investment Portfolio that contain payment-in-kind ("PIK") interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended June 30, 2015 and 2014, (i) approximately 1.8% and 4.0%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 0.9% and 1.1%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash. For the six months ended June 30, 2015 and 2014, (i) approximately 2.0% and 4.6%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 0.9% and 1.1%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.

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

        Private Loan portfolio investments, often referred to in the debt markets as "club deals," which are primarily debt securities which have been originated through strategic relationships with other investment funds on a collaborative basis. Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio. Our Private Loan portfolio debt investments are generally secured by either a first or second priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date.

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

        Our external asset management business is conducted through our External Investment Manager. We have entered into an agreement to provide the External Investment Manager with asset management service support in connection with its asset management business generally, and specifically for its relationship with HMS Income Fund, Inc. ("HMS Income"). Through this agreement, we provide management and other services to the External Investment Manager, as well as access to our employees, infrastructure, business relationships, management expertise and capital raising capabilities. In the first quarter of 2014, we began charging the External Investment Manager for these services. Our total expenses for the three months ended June 30, 2015 and 2014 are net of expenses charged to the External Investment Manager of $1.2 million and $0.4 million, respectively. Our total expenses for the six months ended June 30, 2015 and 2014 are net of expenses charged to the External Investment Manager of $2.0 million and $0.7 million, respectively. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed.

        The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments as of June 30, 2015 and

December 31, 2014 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	June 30, 2015	December 31, 2014
First lien debt	75.3%	75.7%
Equity	12.5%	11.6%
Second lien debt	9.8%	10.0%
Equity warrants	1.3%	1.5%
Other	1.1%	1.2%

	100.0%	100.0%

Fair Value:	June 30, 2015	December 31, 2014
First lien debt	66.7%	66.9%
Equity	22.6%	21.9%
Second lien debt	9.0%	9.2%
Equity warrants	0.8%	1.0%
Other	0.9%	1.0%

	100.0%	100.0%

        Our LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments carry a number of risks including: (1) investing in companies which may have limited operating histories and financial resources; (2) holding investments that generally are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment grade debt and equity investments in our Investment Portfolio. Please see "Risk Factors—Risks Related to Our Investments" contained in our Form 10-K for the fiscal year ended December 31, 2014 and "Risk Factors" below for a more complete discussion of the risks involved with investing in our Investment Portfolio.

PORTFOLIO ASSET QUALITY

        We utilize an internally developed investment rating system to rate the performance of each LMM portfolio company and to monitor our expected level of returns on each of our LMM investments in relation to our expectations for the portfolio company. The investment rating system takes into consideration various factors, including each investment's expected level of returns and the collectability of our debt investments, comparisons to competitors and other industry participants and the portfolio company's future outlook.

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

        The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of June 30, 2015 and December 31, 2014:

	As of June 30, 2015		As of December 31, 2014
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
		(in thousands, except percentages)
1	$298,063	36.8%	$287,693	39.2%
2	141,524	17.5%	133,266	18.2%
3	247,538	30.6%	239,100	32.6%
4	113,131	14.0%	61,475	8.4%
5	9,000	1.1%	11,657	1.6%

Total	$809,256	100.0%	$733,191	100.0%

        Based upon our investment rating system, the weighted-average rating of our LMM portfolio was approximately 2.3 as of June 30, 2015 and 2.2 as of December 31, 2014.

        As of June 30, 2015, our total Investment Portfolio had four investments with positive fair value on non-accrual status, which comprised approximately 0.3% of its fair value and 3.1% of its cost, and no fully impaired investments. As of December 31, 2014, our total Investment Portfolio had five investments with positive fair value on non-accrual status, which comprised approximately 1.7% of its fair value and 4.7% of its cost, and no fully impaired investments.

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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

  Comparison of the three months ended June 30, 2015 and June 30, 2014

	Three Months Ended June 30,		Net Change
	2015	2014	Amount	%
	(in thousands)
Total investment income	$41,308	$34,877	$6,431	18%
Total expenses	(14,107)	(11,299)	(2,808)	25%

Net investment income	27,201	23,578	3,623	15%
Net realized loss from investments	(5,573)	(6,364)	791

Net change in unrealized appreciation (depreciation) from:
Portfolio investments	15,901	17,053	(1,152)
SBIC debentures and marketable securities and idle funds	(203)	(542)	339

Total net change in unrealized appreciation	15,698	16,511	(813)
Income tax benefit (provision)	3,476	(3,775)	7,251	(192%)

Net increase in net assets resulting from operations	$40,802	$29,950	$10,852	36%

	Three Months Ended June 30,		Net Change
	2015	2014	Amount	%
	(in thousands, except per share amounts)
Net investment income	$27,201	$23,578	$3,623	15%
Share-based compensation expense	1,679	974	705	72%

Distributable net investment income(a)	$28,880	$24,552	$4,328	18%

Distributable net investment income per share—Basic and diluted(a)	$0.58	$0.56	$0.02	4%

(a)
Distributable net investment income is net investment income as determined in accordance with U.S. GAAP, excluding the impact of share-based compensation expense which is non-cash in nature. We believe presenting distributable net investment income and related per share amounts is useful and appropriate supplemental disclosure of information for analyzing our financial performance since share-based compensation does not require settlement in cash. However, distributable net investment income is a non-U.S. GAAP measure and should not be considered as a replacement to net investment income and other earnings measures presented in accordance with U.S. GAAP. Instead, distributable net investment income should be reviewed only in connection with such U.S. GAAP measures in analyzing our financial performance. A reconciliation of net investment income in accordance with U.S. GAAP to distributable net investment income is presented in the table above.

  Investment Income

        For the three months ended June 30, 2015, total investment income was $41.3 million, an 18% increase over the $34.9 million of total investment income for the corresponding period of 2014. This comparable period increase was principally attributable to (i) a $4.8 million increase in interest income primarily from higher average levels of portfolio debt investments and (ii) a $1.7 million increase in fee income, with these increases partially offset by a $0.2 million decrease in dividend income from Investment Portfolio equity investments. The $6.4 million increase in total investment income in the three months ended June 30, 2015 includes a consistent amount of total investment income related to accelerated prepayment and repricing activity and other one-time fees for certain Investment Portfolio debt investments when compared to the same period in 2014, with a decrease in interest income of

$1.1 million relating to accelerated prepayments or repricing activity offset by an increase in fee income of $1.2 million relating to such activity and other one-time transactions.

  Expenses

        For the three months ended June 30, 2015, total expenses increased to $14.1 million from $11.3 million for the corresponding period of 2014. This comparable period increase in operating expenses was principally attributable to (i) a $2.2 million increase in interest expense, primarily as a result of the issuance of our 4.50% Notes due 2019 (the "4.50% Notes") in November 2014, (ii) a $0.7 million increase in share-based compensation expense and (iii) a $0.5 million increase in general and other administrative expenses, with these increases partially offset by (i) a $0.7 million increase in the expenses charged to the External Investment Manager (see further discussion in "Overview"), in each case when compared to the prior year. For the three months ended June 30, 2015, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.4% on an annualized basis, compared to 1.6% on an annualized basis for the three months ended June 30, 2014 and 1.4% for the year ended December 31, 2014.

  Distributable Net Investment Income

        For the three months ended June 30, 2015, distributable net investment income increased 18% to $28.9 million, or $0.58 per share, compared with $24.6 million, or $0.56 per share, in the corresponding period of 2014. The increase in distributable net investment income was primarily due to the higher level of total investment income, partially offset by higher operating expenses as discussed above. Distributable net investment income on a per share basis for the three months ended June 30, 2015 reflects a greater number of average shares outstanding compared to the corresponding period in 2014 primarily due to the April 2014 and March 2015 equity offerings.

  Net Investment Income

        Net investment income for the three months ended June 30, 2015 was $27.2 million, or a 15% increase, compared to net investment income of $23.6 million for the corresponding period of 2014. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses as discussed above.

  Net Increase in Net Assets Resulting from Operations

        The net increase in net assets resulting from operations during the three months ended June 30, 2015 was $40.8 million, or $0.82 per share, compared with $30.0 million, or $0.68 per share, during the three months ended June 30, 2014. This increase from the prior year period was primarily the result of (i) a $3.6 million increase in net investment income, (ii) a $0.8 million change in the net realized loss from investments from a net realized loss of $6.4 million during the three months ended June 30, 2014 to a net realized loss of $5.6 million for the three months ended June 30, 2015 and (iii) a $7.3 million change in the income tax provision from the prior year period to an income tax benefit of $3.5 million for the three months ended June 30, 2015, with these changes partially offset by a $0.8 million decrease in the net change in unrealized appreciation to a net change in unrealized appreciation of $15.7 million for the three months ended June 30, 2015. The net realized loss of $5.6 million for the three months ended June 30, 2015 was primarily the result of the net realized losses on the restructure of a Middle Market investment of $6.5 million and on the exit of a Private Loan investment of $4.7 million, partially offset by the net realized gains on the exit of a LMM investment of $3.3 million and from an Other Portfolio investment of $2.5 million.

        The following table provides a summary of the total net change in unrealized appreciation of $15.7 million for the three months ended June 30, 2015:

	Three Months Ended June 30, 2015
	LMM(a)	Middle Market	Private Loan	Other(b)	Total
	(dollars in millions)
Net unrealized appreciation (depreciation) relating to portfolio investments	$16.7	$0.1	$(5.9)	$3.4	$14.3
Accounting reversals of net unrealized (appreciation)/depreciation recognized in prior periods due to net realized (gains)/losses recognized during period	(2.9)	5.1	1.9	(2.5)	1.6

Total net unrealized appreciation/(depreciation) relating to portfolio investments	$13.8	$5.2	$(4.0)	$0.9	$15.9

Net unrealized depreciation relating to marketable securities					(0.1)
Unrealized depreciation relating to SBIC debentures(c)					(0.1)

Total net unrealized appreciation					$15.7

(a)
LMM includes unrealized appreciation on 22 LMM portfolio investments and unrealized depreciation on 7 LMM portfolio investments.

(b)
Other includes $5.1 million of unrealized appreciation relating to the External Investment Manager, partially offset by $1.7 million of net unrealized depreciation relating to the Other Portfolio.

(c)
Relates to unrealized depreciation on the SBIC debentures held by MSC II which are accounted for on a fair value basis.

        The income tax benefit for the three months ended June 30, 2015 of $3.5 million principally consisted of (i) a deferred tax benefit of $5.1 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries including changes in net operating loss carryforwards, changes in net unrealized appreciation or deprecation and other temporary book tax differences, partially offset by other current taxes of $1.6 million, which is primarily related to $1.2 million of accruals for U.S. federal income, state and other taxes and $0.4 million in excise taxes.

  Comparison of the six months ended June 30, 2015 and June 30, 2014

	Six Months Ended June 30,		Net Change
	2015	2014	Amount	%
	(in thousands)
Total investment income	$78,487	$65,653	$12,834	20%
Total expenses	(27,795)	(21,334)	(6,461)	30%

Net investment income	50,692	44,319	6,373	14%
Net realized loss from investments	(7,693)	(4,921)	(2,772)	56%

Net change in unrealized appreciation (depreciation) from:
Portfolio investments	30,105	23,910	6,195
SBIC debentures and marketable securities and idle funds	(645)	(683)	38

Total net change in unrealized appreciation (depreciation)	29,460	23,227	6,233
Income tax benefit (provision)	3,768	(5,440)	9,208

Net increase in net assets resulting from operations	$76,227	$57,185	$19,042	33%

	Six Months Ended June 30,		Net Change
	2015	2014	Amount	%
	(in thousands, except per share amounts)
Net investment income	$50,692	$44,319	$6,373	14%
Share-based compensation expense	2,942	1,826	1,116	61%

Distributable net investment income(a)	53,634	46,145	7,489	16%
Distributable net investment income per share—Basic and diluted(a)	$1.12	$1.10	$0.02	2%

(a)
Distributable net investment income is net investment income as determined in accordance with U.S. GAAP, excluding the impact of share based compensation expense which is non cash in nature. We believe presenting distributable net investment income and related per share amounts is useful and appropriate supplemental disclosure of information for analyzing our financial performance since share based compensation does not require settlement in cash. However, distributable net investment income is a non U.S. GAAP measure and should not be considered as a replacement to net investment income and other earnings measures presented in accordance with U.S. GAAP. Instead, distributable net investment income should be reviewed only in connection with such U.S. GAAP measures in analyzing our financial performance. A reconciliation of net investment income in accordance with U.S. GAAP to distributable net investment income is presented in the table above.

  Investment Income

        For the six months ended June 30, 2015, total investment income was $78.5 million, a 20% increase over the $65.7 million of total investment income for the corresponding period of 2014. This comparable period increase was principally attributable to (i) a $9.2 million increase in interest income primarily related to $10.8 million of interest income from higher average levels of portfolio debt investments, (ii) a $2.5 million increase in fee income and (iii) a $0.9 million increase in dividend income from Investment Portfolio equity investments. The $12.8 million increase in total investment income in the six months ended June 30, 2015 includes a decrease of $0.4 million of total investment income related to higher accelerated prepayment and repricing activity and other one-time fees for certain Investment Portfolio debt investments when compared to the same period in 2014, with a decrease in interest income of $1.6 million relating to accelerated prepayments or repricing activity offset by an increase in fee income of $1.1 million relating to such activity and other one-time transactions.

  Expenses

        For the six months ended June 30, 2015, total expenses increased to $27.8 million from $21.3 million for the corresponding period of 2014. This comparable period increase in operating expenses was principally attributable to (i) a $4.7 million increase in interest expense, primarily as a result of (a) the issuance of our 4.50% Notes in November 2014 and (b) an increase in interest expense from our SBIC debentures due to a higher average interest rate, when compared to the prior year period, (ii) a $1.3 million increase in compensation expense related to increases in the number of personnel, base compensation and incentive compensation accruals and (iii) a $1.1 million increase in share-based compensation expense, with these increases partially offset by (i) a $1.3 million increase in the expenses charged to the External Investment Manager (see further discussion in "Overview"), in each case when compared to the prior year. For the six months ended June 30, 2015, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.4% on an annualized basis, compared to 1.5% on an annualized basis for the six months ended June 30, 2014 and 1.4% for the year ended December 31, 2014.

  Distributable Net Investment Income

        For the six months ended June 30, 2015, distributable net investment income increased 16% to $53.6 million, or $1.12 per share, compared with $46.1 million, or $1.10 per share, in the corresponding period of 2014. The increase in distributable net investment income was primarily due to the higher level of total investment income, partially offset by higher operating expenses as discussed above. Distributable net investment income on a per share basis for the six months ended June 30, 2015 reflects (i) a decrease of approximately $0.02 per share from the comparable period in 2014 attributable to the net decrease in the comparable levels of accelerated prepayment and repricing activity for certain Investment Portfolio debt investments, and (ii) a greater number of average shares outstanding compared to the corresponding period in 2014 primarily due to the April 2014 and March 2015 equity offerings.

  Net Investment Income

        Net investment income for the six months ended June 30, 2015 was $50.7 million, or a 14% increase, compared to net investment income of $44.3 million for the corresponding period of 2014. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses as discussed above.

  Net Increase in Net Assets Resulting from Operations

        The net increase in net assets resulting from operations during the six months ended June 30, 2015 was $76.2 million, or $1.59 per share, compared with $57.2 million, or $1.36 per share, during the six months ended June 30, 2014. This increase from the prior year period was primarily the result of (i) a $6.4 million increase in net investment income and (ii) a $6.2 million increase in the net change in unrealized appreciation to a net change in unrealized appreciation of $29.5 million for the six months ended June 30, 2015 and (iii) a $9.2 million decrease in the income tax provision from the prior year period to an income tax benefit of $3.8 million for the six months ended June 30, 2015, with these changes partially offset by a $2.8 million change in the net realized loss from investments from a net realized loss of $4.9 million during the six months ended June 30, 2014 to a net realized loss of $7.7 million for the six months ended June 30, 2015. The net realized loss of $7.7 million for the six months ended June 30, 2015 was primarily the result of the net realized losses on the restructure of two Middle Market investments of $9.1 million and on the exit of a Private Loan investment of

$4.7 million, partially offset by the net realized gains on the exit of a LMM investment of $3.3 million and from an Other Portfolio investment of $2.5 million.

        The following table provides a summary of the total net change in unrealized appreciation of $29.4 million for the six months ended June 30, 2015:

	Six Months Ended June 30, 2015
	LMM(a)	MM	PL	Other(b)	Total
	(dollars in millions)
Net unrealized appreciation (depreciation) relating to portfolio investments	$20.5	$1.7	$(9.4)	$13.2	$26.0
Accounting reversals of unrealized appreciation recognized in prior periods due to realized (gains)/losses recognized during period	(2.9)	7.6	1.9	(2.5)	4.1

Total net unrealized appreciation (depreciation) relating to portfolio investments	$17.6	$9.3	$(7.5)	$10.7	$30.1

Net unrealized appreciation relating to marketable securities					0.1
Unrealized depreciation relating to SBIC debentures(c)					(0.8)

Total net unrealized appreciation					$29.4

(a)
LMM includes unrealized appreciation on 31 LMM portfolio investments and unrealized depreciation on 15 LMM portfolio investments.

(b)
Other includes $14.4 million of unrealized appreciation relating to the External Investment Manager, partially offset by $1.2 million of net unrealized depreciation relating to the Other Portfolio.

(c)
Relates to unrealized depreciation on the SBIC debentures held by MSC II which are accounted for on a fair value basis.

        The income tax benefit for the six months ended June 30, 2015 of $3.8 million principally consisted of (i) a deferred tax benefit of $5.8 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries including changes in net operating loss carryforwards, changes in net unrealized appreciation or depreciation and temporary book tax differences, and (ii) other current taxes of $2.0 million, which includes $1.6 million related to accruals for U.S. federal income, state and other taxes and $0.4 million for excise taxes.

  Liquidity and Capital Resources

  Cash Flows

        For the six months ended June 30, 2015, we experienced a net decrease in cash and cash equivalents in the amount of $18.8 million, which is the net result of $99.2 million of cash used for our operating activities and $80.4 million provided by financing activities.

        During the period, we used $ 99.2 million of cash for our operating activities, which resulted primarily from (i) cash flows we generated from the operating profits earned through our operating activities totaling $48.3 million, which is our $53.6 million of distributable net investment income, excluding the non-cash effects of the accretion of unearned income of $4.4 million, payment-in-kind interest income of $1.5 million, cumulative dividends of $0.7 million and the amortization expense for deferred financing costs of $1.3 million, (ii) cash uses totaling $491.6 million which primarily resulted from (a) the funding of new portfolio company investments and settlement of accruals for portfolio investments existing as of December 31, 2014, which together total $483.4 million, (b) the funding of new Marketable securities and idle funds investments and settlement of accruals for Marketable securities and idle funds investments existing as of December 31, 2014, which together total $3.5 million, (c) $ 4.6 million related to decreases in payables and accruals and (d) increases in other assets of $0.1 million, and (iii) cash proceeds totaling $344.1 million from (a) $340.5 million in cash proceeds from the repayments of debt investments and sales of equity investments and (b) $3.6 million of cash proceeds from the sale of Marketable securities and idle funds investments.

        During the six months ended June 30, 2015, $80.4 million in cash was provided by financing activities, which principally consisted of (i) $127.8 million in net cash proceeds from a public equity offering in March 2015 and (ii) $8.0 million in net cash proceeds from the Credit Facility, partially offset by (iii) $53.5 million in cash dividends paid to stockholders and (iv) $1.7 million for the purchase of vested restricted stock from employees to satisfy their tax withholding requirements and (v) $0.2 million for payment of deferred loan costs, SBIC debenture fees and other costs.

  Capital Resources

        As of June 30, 2015, we had $41.6 million in cash and cash equivalents, $8.9 million in Marketable securities and idle funds investments and $371.5 million of unused capacity under the Credit Facility, which we maintain to support our investment and operating activities. As of June 30, 2015, our net asset value totaled $1,091 million, or $21.84 per share.

        The Credit Facility provides for commitments from a diversified group of fifteen lenders, matures in September 2019 and was amended during April 2015 to increase the total commitments from $572.5 million to $597.5 million and increase the accordion feature of the Credit Facility from $650.0 million to $750.0 million. The accordion feature allows us to increase the total commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments.

        Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable LIBOR rate (0.18% as of June 30, 2015) plus 2.00%, as long as we maintain an investment grade rating (or 2.25% if we do not maintain an investment grade rating) or (ii) the applicable base rate (Prime Rate of 3.25% as of June 30, 2015) plus 1.00%, as long as we maintain an investment grade rating (or 1.25% if we do not maintain an investment grade rating). We pay unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio of at least 1.5 to 1.0, and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2019, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval. As of June 30, 2015, we had $226.0 million in borrowings outstanding under the Credit Facility, the interest rate on the Credit Facility was 2.2% and we were in compliance with all financial covenants of the Credit Facility. During the three months ended June 30, 2015, the average interest rate on the Credit Facility was 2.2%.

        Due to each of the Funds' status as a licensed SBIC, we have the ability to issue, through the Funds, debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to a regulatory maximum amount of debentures of $225.0 million. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. On June 30, 2015, through our two wholly owned

SBICs, we had $225.0 million of outstanding SBIC debentures guaranteed by the SBA, which bear a weighted average annual fixed interest rate of approximately 4.2%, paid semi-annually, and mature ten years from issuance. The first maturity related to our SBIC debentures does not occur until 2017, and the remaining weighted average duration is approximately 6.1 years as of June 30, 2015.

        In April 2013, we issued $92.0 million, including the underwriters' full exercise of their over-allotment option, in aggregate principal amount of the 6.125% Notes. The 6.125% Notes are unsecured obligations and rank pari passu with our current and future senior unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 6.125% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 6.125% Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at our option on or after April 1, 2018. We may from time to time repurchase 6.125% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2015, the outstanding balance of the 6.125% Notes was $90.8 million.

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

        In November 2014, we issued $175.0 million in aggregate principal amount of the 4.50% Notes at an issue price of 99.53%. The 4.50% Notes are unsecured obligations and rank pari passu with our current and future senior unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes mature on December 1, 2019, and may be redeemed in whole or in part at any time at our option subject to certain make whole provisions. The 4.50% Notes bear interest at a rate of 4.50% per year payable semi-annually on June 1 and December 1 of each year, beginning June 1, 2015. We may from time to time repurchase 4.50% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2015, the outstanding balance of the 4.50% Notes was $175.0 million.

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

        During March 2015, we completed a follow-on public equity offering of 4,370,000 shares of common stock, including the underwriters' full exercise of their option to purchase 570,000 additional shares, resulting in total net proceeds, including exercise of the underwriters' option to purchase additional shares and after deducting underwriting discounts and estimated offering expenses payable by us, of approximately $127.8 million.

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

        If our common stock trades below our net asset value per share, we will generally not be able to issue additional common stock at the market price unless our stockholders approve such a sale and our Board of Directors makes certain determinations. We did not seek stockholder authorization to sell shares of our common stock below the then current net asset value per share of our common stock at our 2015 annual meetings of stockholders because our common stock price per share had been trading significantly above the current net asset value per share of our common stock. We would therefore need future approval from our stockholders to issue shares below the then current net asset value per share.

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

        Although we have been able to secure access to additional liquidity, including recent public equity and debt offerings, our $597.5 million Credit Facility, and the available leverage through the SBIC program, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

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

        In May 2015, the FASB issued ASU 2015-07, Fair Value Measurements—Disclosures for Certain Entities that Calculate Net Asset Value per Share. This amendment updates guidance intended to eliminate the diversity in practice surrounding how investments measured at net asset value under the practical expedient with future redemption dates have been categorized in the fair value hierarchy. Under the updated guidance, investments for which fair value is measured at net asset value per share using the practical expedient should no longer be categorized in the fair value hierarchy, while investments for which fair value is measured at net asset value per share but the practical expedient is not applied should continue to be categorized in the fair value hierarchy. The updated guidance requires retrospective adoption for all periods presented and is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The impact of the adoption of this new accounting standard on our consolidated financial statements is currently being evaluated.

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

  Off-Balance Sheet Arrangements

        We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At June 30, 2015, we had a total of $139.2 million in outstanding commitments comprised of (i) 25 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) seven investments with capital commitments that had not been fully called.

  Contractual Obligations

        As of June 30, 2015, the future fixed commitments for cash payments in connection with our SBIC debentures and the 4.50% Notes and the 6.125% Notes for each of the next five years and thereafter are as follows:

	2015	2016	2017	2018	2019	2020 and thereafter	Total
	(dollars in thousands)
SBIC debentures	$—	$—	$15,000	$10,200	$20,000	$179,800	225,000
Interest due on SBIC debentures	4,748	9,448	9,423	8,130	7,807	17,601	57,157
Notes 6.125%	—	—	—	—	—	90,810	90,810
Interest due on 6.125% Notes	2,780	5,562	5,562	5,562	5,562	19,467	44,495
4.50% Notes	—	—	—	—	175,000	—	175,000
Interest due on 4.50% Notes	3,938	7,875	7,875	7,875	7,875	—	35,438

Total	$11,466	$22,885	$37,860	$31,767	$216,244	$307,678	$627,900

        As of June 30, 2015, we had $226.0 million in borrowings outstanding under our Credit Facility, and the Credit Facility is currently scheduled to mature in September 2019. The Credit Facility contains two, one-year extension options which could extend the maturity to September 2021. See further discussion of the Credit Facility terms in "—Liquidity and Capital Resources—Capital Resources".

  Related Party Transactions

        As discussed further above, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of our Investment Portfolio. At June 30, 2015, we had a receivable of $1.9 million due from the External Investment Manager which included approximately $1.4 million primarily related to operating expenses incurred by us required to support the External Investment Manager's business, along with dividends declared but not paid by the External Investment Manager of approximately $0.5 million.

        In June 2013, we adopted a deferred compensation plan for the non-employee members of our board of directors, which allows the directors at their option to defer all or a portion of the fees paid for their services as directors and have such deferred fees paid in shares of our common stock within 90 days after the participant's end of service as a director. As of June 30, 2015, $1.0 million of directors' fees had been deferred under this plan. These deferred fees represented 32,190 shares of our common shares. These shares will not be issued or included as outstanding on the consolidated statement of changes in net assets until each applicable participant's end of service as a director, but are included in operating expenses and weighted-average shares outstanding on our consolidated statement of operations as earned.

  Recent Developments

        In July 2015, we led a new portfolio investment totaling $17.4 million of invested capital in HW Temps LLC ("HW"), with us funding $13.9 million of the investment. Our investment in HW included a first-lien, senior secured term debt investment and a preferred equity investment. We and our co-investor partnered to facilitate a recapitalization of HW and to support HW's growth initiatives. In addition, we and our co-investor are providing HW an undrawn credit facility to support its future growth initiatives and working capital needs. Headquartered in South Easton, Massachusetts and founded in 1980, HW provides temporary staffing and related services primarily to employers in the light industrial, manufacturing, and distribution industries.

        In July 2015, we completed the exit of our remaining equity investment in irth Solutions, LLC, a leading provider of field service and asset management solutions to the utility and energy industries ("irth Solutions"), as a part of a majority recapitalization of the irth Solutions by its management team and a private equity investment firm. We made its initial investment in irth Solutions in December 2010. As part of this transaction, we realized a gain of approximately $6.0 million on the sale of our equity investment.

        During August 2015, we declared regular monthly dividends of $0.180 per share for each month of October, November and December of 2015. These regular monthly dividends equal a total of $0.540 per share for the fourth quarter of 2015 and represent a 5.9% increase from the regular monthly dividends declared for the fourth quarter of 2014. Including the regular monthly dividends declared for the fourth quarter of 2015, we will have paid $15.605 per share in cumulative dividends since our October 2007 initial public offering.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and Marketable securities and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of June 30, 2015, approximately 60% of our debt investment portfolio (at cost) bore interest at floating rates, all of which were subject to contractual minimum interest rates. As of June 30, 2015, none of our Marketable securities and idle funds investments (at cost) bore interest at floating rates. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the interest rates on our outstanding SBIC debentures and our 4.50% Notes and 6.125% Notes, which comprise the majority of our outstanding debt, are fixed for the life of such debt. As of June 30, 2015, we had not entered into any interest rate hedging arrangements. The following table shows the approximate annualized increase (decrease) in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of June 30, 2015.

Basis Point Change	Increase in Interest Income	Increase in Interest Expense	Increase (Decrease) in Net Investment Income
	(dollars in thousands)
50	$72	$(1,130)	$(1,058)
100	1,848	(2,260)	(412)
200	9,806	(4,520)	5,286
300	17,975	(6,780)	11,195
400	26,153	(9,040)	17,113
500	34,358	(11,300)	23,058

        The hypothetical results would also be impacted by the changes in the amount of debt outstanding under our Credit Facility (with an increase (decrease) in the debt outstanding under the Credit Facility resulting in an (increase) decrease in the hypothetical interest expense).

Item 4.    Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer and President, our Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chairman, Chief Executive Officer and President, our Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 that we filed with the SEC on February 27, 2015, except as described below:

We may be exposed to higher risks with respect to our investments that include original issue discount or PIK interest.

        Our investments may include original issue discount and contractual PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan's term. To the extent original issue discount or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

  •
  original issue discount and PIK instruments may have higher yields, which reflect the payment deferral and credit risk associated with these instruments;

  •
  original issue discount and PIK accruals may create uncertainty about the source of our distributions to stockholders;

  •
  original issue discount and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of the collateral; and

  •
  original issue discount and PIK instruments may represent a higher credit risk than coupon loans.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        During the three months ended June 30, 2015, we issued 304,100 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued during the three months ended June 30, 2015 under the dividend reinvestment plan was approximately $9.4 million.

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

Main Street Capital Corporation
Date: August 7, 2015	/s/ VINCENT D. FOSTER Vincent D. Foster Chairman, President and Chief Executive Officer (principal executive officer)
Date: August 7, 2015	/s/ BRENT D. SMITH Brent D. Smith Chief Financial Officer and Treasurer (principal financial officer)
Date: August 7, 2015	/s/ SHANNON D. MARTIN Shannon D. Martin Vice President and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).