Form 10-Q
period 2015-09-30
Main Street Capital CORP
filed 2015-11-06
CIK 1396440

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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

        The number of shares outstanding of the issuer's common stock as of November 6, 2015 was 50,130,534.

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Portfolio investments at fair value:
Control investments (cost: $402,302 and $342,847 as of September 30, 2015 and December 31, 2014, respectively)	$568,025	$469,846
Affiliate investments (cost: $312,016 and $266,243 as of September 30, 2015 and December 31, 2014, respectively)	322,497	278,675
Non-Control/Non-Affiliate investments (cost: $1,008,980 and $832,312 as of September 30, 2015 and December 31, 2014, respectively)	976,912	814,809

Total portfolio investments (cost: $1,723,298 and $1,441,402 as of September 30, 2015 and December 31, 2014, respectively)	1,867,434	1,563,330
Marketable securities and idle funds investments (cost: $6,641 and $10,604 as of September 30, 2015 and December 31, 2014, respectively)	4,583	9,067

Total investments (cost: $1,729,939 and $1,452,006 as of September 30, 2015 and December 31, 2014, respectively)	1,872,017	1,572,397
Cash and cash equivalents	35,295	60,432
Interest receivable and other assets	27,031	23,273
Receivable for securities sold	8,245	23,133
Deferred financing costs (net of accumulated amortization of $8,324 and $6,462 as of September 30, 2015 and December 31, 2014, respectively)	12,779	14,550

Total assets	$1,955,367	$1,693,785

LIABILITIES
Credit facility	$346,000	$218,000
SBIC debentures (par: $225,000 as of September 30, 2015 and December 31, 2014, par of $75,200 is recorded at a fair value of $73,804 and $72,981 as of September 30, 2015 and December 31, 2014, respectively)	223,604	222,781
4.50% Notes	175,000	175,000
6.125% Notes	90,740	90,823
Payable for securities purchased	5,453	14,773
Deferred tax liability, net	663	9,214
Dividend payable	9,014	7,663
Accounts payable and other liabilities	8,917	10,701
Interest payable	4,995	4,848

Total liabilities	864,386	753,803
Commitments and contingencies (Note M)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 50,079,178 and 45,079,150 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively)	500	451
Additional paid-in capital	998,123	853,606
Accumulated net investment income, net of cumulative dividends of $382,083 and $293,789 as of September 30, 2015 and December 31, 2014, respectively	13,927	23,665
Accumulated net realized gain from investments (accumulated net realized gain from investments of $31,284 before cumulative dividends of $62,945 as of September 30, 2015 and accumulated net realized gain from investments of $40,321 before cumulative dividends of $60,777 as of December 31, 2014)	(31,661)	(20,456)
Net unrealized appreciation, net of income taxes	110,092	82,716

Total net assets	1,090,981	939,982

Total liabilities and net assets	$1,955,367	$1,693,785

NET ASSET VALUE PER SHARE	$21.79	$20.85

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(in thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$13,437	$9,705	$36,264	$29,547
Affiliate investments	6,852	6,687	19,862	18,412
Non-Control/Non-Affiliate investments	22,090	19,839	64,124	53,488

Interest, fee and dividend income	42,379	36,231	120,250	101,447
Interest, fee and dividend income from marketable securities and idle funds investments	229	120	846	557

Total investment income	42,608	36,351	121,096	102,004
EXPENSES:
Interest	(8,302)	(5,954)	(23,755)	(16,713)
Compensation	(3,727)	(3,047)	(11,055)	(9,115)
General and administrative	(2,212)	(1,871)	(6,271)	(5,279)
Share-based compensation	(1,651)	(1,208)	(4,592)	(3,034)
Expenses charged to the External Investment Manager	1,145	616	3,133	1,343

Total expenses	(14,747)	(11,464)	(42,540)	(32,798)

NET INVESTMENT INCOME	27,861	24,887	78,556	69,206
NET REALIZED GAIN (LOSS):
Control investments	—	—	3,324	—
Affiliate investments	5,964	14,737	5,827	8,159
Non-Control/Non-Affiliate investments	(6,195)	962	(16,836)	2,634
Marketable securities and idle funds investments	(1,112)	11	(1,352)	(4)

Total net realized gain (loss)	(1,343)	15,710	(9,037)	10,789

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION):
Portfolio investments	(8,389)	(6,891)	21,716	17,018
Marketable securities and idle funds investments	(648)	(426)	(521)	920
SBIC debentures	(50)	(8,749)	(823)	(10,778)

Total net change in unrealized appreciation (depreciation)	(9,087)	(16,066)	20,372	7,160

INCOME TAXES:
Federal and state income, excise and other taxes	495	(960)	(1,547)	(1,758)
Deferred taxes	2,742	(2,002)	8,551	(6,643)

Income tax benefit (provision)	3,237	(2,962)	7,004	(8,401)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$20,668	$21,569	$96,895	$78,754

NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$0.56	$0.55	$1.61	$1.61

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$0.41	$0.48	$1.99	$1.83

DIVIDENDS PAID PER SHARE:
Regular monthly dividends	$0.525	$0.495	$1.560	$1.485
Supplemental dividends	—	—	0.275	0.275

Total dividends	$0.525	$0.495	$1.835	$1.760

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	50,036,776	44,910,756	48,681,260	43,027,105

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(in thousands, except shares)

(Unaudited)

	Common Stock				Accumulated Net Realized Gain From Investments, Net of Dividends	Net Unrealized Appreciation from Investments, Net of Income Taxes
				Accumulated Net Investment Income, Net of Dividends
	Number of Shares	Par Value	Additional Paid-In Capital				Total Net Asset Value
Balances at December 31, 2013	39,852,604	$398	$694,981	$22,778	$(26,334)	$100,710	$792,533
Public offering of common stock, net of offering costs	4,600,000	46	139,651	—	—	—	139,697
Share-based compensation	—	—	3,034	—	—	—	3,034
Purchase of vested stock for employee payroll tax withholding	(46,507)	—	(1,481)	—	—	—	(1,481)
Dividend reinvestment	333,657	3	10,842	—	—	—	10,845
Amortization of directors' deferred compensation	—	—	229	—	—	—	229
Issuance of restricted stock	241,578	2	(2)	—	—	—	—
Tax benefit related to vesting of restricted shares	—	—	542	—	—	—	542
Forfeited shares of terminated employees	(36,138)	—	—	—	—	—	—
Dividends to stockholders	—	—	—	(63,098)	(13,549)	—	(76,647)
Net increase (loss) resulting from operations	—	—	—	69,206	10,789	(1,241)	78,754

Balances at September 30, 2014	44,945,194	$449	$847,796	$28,886	$(29,094)	$99,469	$947,506

Balances at December 31, 2014	45,079,150	$451	$853,606	$23,665	$(20,456)	$82,716	$939,982
Public offering of common stock, net of offering costs	4,370,000	44	127,720	—	—	—	127,764
Share-based compensation	—	—	4,592	—	—	—	4,592
Purchase of vested stock for employee payroll tax withholding	(54,840)	(1)	(1,739)	—	—	—	(1,740)
Dividend reinvestment	444,957	4	13,654	—	—	—	13,658
Amortization of directors' deferred compensation	—	—	292	—	—	—	292
Issuance of restricted stock	240,074	2	(2)	—	—	—	—
Forfeited shares of terminated employees	(163)	—	—	—	—	—	—
Dividends to stockholders	—	—	—	(88,294)	(2,168)	—	(90,462)
Net increase (loss) resulting from operations	—	—	—	78,556	(9,037)	27,376	96,895

Balances at September 30, 2015	50,079,178	$500	$998,123	$13,927	$(31,661)	$110,092	$1,090,981

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$96,895	$78,754
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Investments in portfolio companies	(727,099)	(637,843)
Proceeds from sales and repayments of debt investments in portfolio companies	421,933	396,557
Proceeds from sales and return of capital of equity investments in portfolio companies	29,289	26,117
Investments in marketable securities and idle funds investments	(4,483)	(17,704)
Proceeds from sales and repayments of marketable securities and idle funds investments	7,094	22,747
Net change in net unrealized appreciation	(20,372)	(7,160)
Net realized (gain) loss	9,037	(10,789)
Accretion of unearned income	(6,474)	(8,167)
Payment-in-kind interest	(2,485)	(3,947)
Cumulative dividends	(1,242)	(1,422)
Share-based compensation expense	4,592	3,034
Amortization of deferred financing costs	1,899	1,184
Deferred taxes	(8,551)	6,643
Changes in other assets and liabilities:
Interest receivable and other assets	(3,493)	(4,480)
Interest payable	147	(171)
Accounts payable and other liabilities	(1,618)	(1,584)
Deferred fees and other	1,438	1,457

Net cash used in operating activities	(203,493)	(156,774)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	127,764	139,697
Dividends paid	(75,453)	(64,739)
Proceeds from issuance of SBIC debentures	—	24,800
Proceeds from credit facility	473,000	353,000
Repayments on credit facility	(345,000)	(303,000)
Payment of deferred loan costs and SBIC debenture fees	(132)	(1,880)
Purchase of vested stock for employee payroll tax withholding	(1,740)	(1,481)
Other	(83)	—

Net cash provided by financing activities	178,356	146,397

Net decrease in cash and cash equivalents	(25,137)	(10,377)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	60,432	34,701

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,295	$24,324

Supplemental cash flow disclosures:
Interest paid	$21,708	$15,701
Taxes paid	$2,504	$3,656
Non-cash financing activities:
Shares issued pursuant to the DRIP	$13,658	$10,845

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments

September 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Control Investments(5)

Access Media Holdings, LLC(10)	Private Cable Operator
		5.00% Current / 5.00% PIK Secured Debt (Maturity—October 22, 2018)	21,284	21,284	18,784
		Preferred Member Units (12% cumulative)		3,201	3,201
		Member Units (3,307,545 units)		1	—

				24,486	21,985

ASC Interests, LLC	Recreational and Educational Shooting Facility
		11% Secured Debt (Maturity—July 31, 2018)	2,750	2,715	2,750
		Member Units (1,500 units)(8)		1,500	2,230

				4,215	4,980

Bond-Coat, Inc.	Casing and Tubing Coating Services
		12% Secured Debt (Maturity—December 28, 2017)	11,596	11,513	11,596
		Common Stock (57,508 shares)		6,350	10,210

				17,863	21,806

Café Brazil, LLC	Casual Restaurant Group
		Member Units (1,233 units)(8)		1,742	7,330

CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units (416 units)(8)		1,300	38,890

Ceres Management, LLC (Lambs Tire & Automotive)	Aftermarket Automotive Services Chain
		14% Secured Debt (Maturity—May 31, 2018)	8,070	8,070	8,070
		Member Units (5,460 units)		5,273	4,420
		9.5% Secured Debt (Lamb's Real Estate Investment I, LLC) (Maturity—October 1, 2025)	931	931	931
		Member Units (Lamb's Real Estate Investment I, LLC) (1,000 units)(8)		625	1,240

				14,899	14,661

CMS Minerals LLC	Oil & Gas Exploration & Production
		Preferred Member Units (458 units)(8)		3,246	7,193

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Datacom, LLC	Technology and Telecommunications Provider
		10.5% Secured Debt (Maturity—May 31, 2019)	11,205	11,117	11,117
		Class A Preferred Member Units (13,154 units)(8)		1,137	1,137
		Class B Preferred Member Units (6,453 units)		6,030	5,570

				18,284	17,824

Garreco, LLC	Manufacturer and Supplier of Dental Products
		14% Secured Debt (Maturity—January 12, 2018)	5,800	5,733	5,733
		Member Units (1,200 units)(8)		1,200	1,470

				6,933	7,203

GRT Rubber Technologies LLC	Manufacturer of Engineered Rubber Products
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—December 19, 2019)(9)	16,331	16,189	16,189
		Member Units (5,879 units)(8)		13,065	13,065

				29,254	29,254

Gulf Manufacturing, LLC	Manufacturer of Specialty Fabricated Industrial Piping Products
		9% PIK Secured Debt (Ashland Capital IX, LLC) (Maturity—June 30, 2017)	777	777	777
		Member Units (438 units)(8)		2,980	15,130

				3,757	15,907

Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
		12% Secured Debt (Maturity—December 4, 2015)	5,010	5,010	5,010
		Preferred Stock (8% cumulative)(8)		1,336	1,336
		Common Stock (107,456 shares)		718	2,300

				7,064	8,646

Hawthorne Customs and Dispatch Services, LLC	Facilitator of Import Logistics, Brokerage, and Warehousing
		Member Units (500 units)(8)		589	580
		Member Units (Wallisville Real Estate, LLC) (588,210 units)(8)		1,215	2,220

				1,804	2,800

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

HW Temps LLC	Temporary Staffing Solutions
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity July 2, 2020)(9)	9,976	9,880	9,880
		Preferred Member Units (3,200 units)(8)		3,942	3,942

				13,822	13,822

Hydratec, Inc.	Designer and Installer of Micro-Irrigation Systems
		Common Stock (7,095 shares)(8)		7,095	14,950

IDX Broker, LLC	Provider of Marketing and CRM Tools for the Real Estate Industry
		LIBOR Plus 6.50% (Floor 1.50%), Current Coupon 8.00%, Secured Debt (Maturity—November 15, 2018)(9)	25	25	25
		12.5% Secured Debt (Maturity—November 15, 2018)	11,350	11,276	11,350
		Member Units (5,400 units)		5,606	6,440

				16,907	17,815

Impact Telecom, Inc.	Telecommunications Services Provider
		LIBOR Plus 6.50% (Floor 2.00%), Current Coupon 8.50%, Secured Debt (Maturity—May 31, 2018)(9)	1,575	1,570	1,570
		13% Secured Debt (Maturity—May 31, 2018)	22,500	15,893	15,893
		Warrants (5,516,667 equivalent shares)		8,000	4,160

				25,463	21,623

Indianapolis Aviation Partners, LLC	Fixed Base Operator
		15% Secured Debt (Maturity—January 15, 2016)	3,100	3,079	3,100
		Warrants (1,046 equivalent units)		1,129	2,540

				4,208	5,640

Jensen Jewelers of Idaho, LLC	Retail Jewelry Store
		Prime Plus 6.75% (Floor 2.00%), Current Coupon 10.00%, Secured Debt (Maturity—November 14, 2016)(9)	4,205	4,169	4,205
		Member Units (627 units)(8)		811	4,750

				4,980	8,955

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Lighting Unlimited, LLC	Commercial and Residential Lighting Products and Design Services
		8% Secured Debt (Maturity—August 22, 2016)	1,514	1,514	1,514
		Preferred Equity (non-voting)		434	434
		Warrants (71 equivalent units)		54	40
		Member Units (700 units)(8)		100	420

				2,102	2,408

Marine Shelters Holdings, LLC (LoneStar Marine Shelters)	Fabricator of Marine and Industrial Shelters
		6% Current / 6% PIK Secured Debt (Maturity—December 28, 2017)	8,781	8,688	8,688
		Preferred Member Units (3,810 units)		5,352	5,352

				14,040	14,040

Mid-Columbia Lumber Products, LLC	Manufacturer of Finger-Jointed Lumber Products
		10% Secured Debt (Maturity—December 18, 2017)	1,750	1,750	1,750
		12% Secured Debt (Maturity—December 18, 2017)	3,900	3,900	3,900
		Member Units (2,829 units)(8)		1,244	3,980
		9.5% Secured Debt (Mid-Columbia Real Estate, LLC) (Maturity—May 13, 2025)	893	893	893
		Member Units (Mid—Columbia Real Estate, LLC) (250 units)(8)		250	550

				8,037	11,073

MH Corbin Holding LLC	Manufacturer and distributor of traffic safety products
		10% Secured Debt (Maturity—August 31, 2020)	14,000	13,864	13,864
		Preferred Member Units (4,000 shares)		6,000	6,000

				19,864	19,864

MSC Adviser I, LLC(16)	Third Party Investment Advisory Services
		Member Units (Fully diluted 100.0%)(8)		—	32,305

Mystic Logistics, Inc	Logistics and Distribution Services Provider for Large Volume Mailers
		12% Secured Debt (Maturity—August 15, 2019)	9,448	9,273	9,448
		Common Stock (5,873 shares)(8)		2,720	6,580

				11,993	16,028

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

NAPCO Precast, LLC	Precast Concrete Manufacturing
		Prime Plus 2.00% (Floor 7.00%), Current Coupon 9.00%, Secured Debt (Maturity—January 31, 2016)(9)	625	625	625
		Prime Plus 2.00% (Floor 7.00%), Current Coupon 9.00%, Secured Debt (Maturity—February 1, 2016)(9)	2,923	2,921	2,923
		18% Secured Debt (Maturity—February 1, 2016)	4,468	4,460	4,468
		Member Units (2,955 units)(8)		2,975	8,590

				10,981	16,606

NRI Clinical Research, LLC	Clinical Research Service Provider
		14% Secured Debt (Maturity—September 8, 2017)	4,740	4,650	4,650
		Warrants (251,723 equivalent units)		252	190
		Member Units (1,454,167 units)		765	1,052

				5,667	5,892

NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		12% Secured Debt (Maturity—December 22, 2016)	13,224	12,885	12,885
		Warrants (14,331 equivalent units)		817	450
		Member Units (50,877 units)(8)		2,900	1,480

				16,602	14,815

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
		Common Stock (1,500 shares)(8)		1,080	13,420

Pegasus Research Group, LLC (Televerde)	Provider of Telemarketing and Data Services
		Member Units (460 units)(8)		1,290	6,490

PPL RVs, Inc.	Recreational Vehicle Dealer
		11.1% Secured Debt (Maturity—January 1, 2016)	9,710	9,710	9,710
		Common Stock (1,962 shares)		2,150	8,710

				11,860	18,420

Principle Environmental, LLC	Noise Abatement Service Provider
		12% Secured Debt (Maturity—April 30, 2017)	4,060	3,979	4,060
		12% Current / 2% PIK Secured Debt (Maturity—April 30, 2017)	3,294	3,288	3,294
		Preferred Member Units (19,631 units)(8)		4,663	9,560
		Warrants (1,036 equivalent units)		1,200	530

				13,130	17,444

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Quality Lease Service, LLC	Provider of Rigsite Accommodation Unit Rentals and Related Services
		8% PIK Secured Debt (Maturity—June 8, 2020)	6,410	6,410	6,410
		Member Units (1,000 units)		568	2,638

				6,978	9,048

River Aggregates, LLC	Processor of Construction Aggregates
		Zero Coupon Secured Debt (Maturity—June 30, 2018)	750	540	540
		Member Units (1,150 units)(8)		1,150	3,830
		Member Units (RA Properties, LLC) (1,500 units)		369	2,360

				2,059	6,730

SoftTouch Medical Holdings LLC	Home Provider of Pediatric Durable Medical Equipment
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—October 31, 2019)(9)	8,245	8,175	8,175
		Member Units (4,450 units)(8)		4,930	5,340

				13,105	13,515

Southern RV, LLC	Recreational Vehicle Dealer
		13% Secured Debt (Maturity—August 8, 2018)	11,400	11,288	11,400
		Member Units (1,680 units)(8)		1,680	11,600
		13% Secured Debt (Southern RV Real Estate, LLC) (Maturity—August 8, 2018)	3,250	3,218	3,250
		Member Units (Southern RV Real Estate, LLC) (480 units)		480	540

				16,666	26,790

The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
		9% Secured Debt (Maturity—October 2, 2018)	2,924	2,921	2,920
		Series A Preferred Units (2,500 units; 10% Cumulative)		2,500	980
		Warrants (1,424 equivalent units)		1,096	—
		Member Units (MPI Real Estate Holdings, LLC) (100% Fully diluted)(8)		2,300	2,230

				8,817	6,130

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Travis Acquisition LLC	Manufacturer of Aluminum Trailers
		12% Secured Debt (Maturity—August 30, 2018)	3,628	3,581	3,628
		Member Units (7,282 units)		7,100	14,110

				10,681	17,738

Uvalco Supply, LLC	Farm and Ranch Supply Store
		9% Secured Debt (Maturity—January 1, 2019)	1,418	1,418	1,418
		Member Units (1,006 units)(8)		1,113	3,210

				2,531	4,628

Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage
		13% Secured Debt (Maturity—December 23, 2016)	3,138	3,115	3,115
		Series A Preferred Stock (3,000,000 shares)		3,000	3,550
		Common Stock (1,126,242 shares)		3,706	210

				9,821	6,875

Ziegler's NYPD, LLC	Casual Restaurant Group
		6.5% Secured Debt (Maturity—October 1, 2019)	1,000	992	992
		12% Secured Debt (Maturity—October 1, 2019)	500	500	500
		14% Secured Debt (Maturity—October 1, 2019)	2,750	2,750	2,750
		Warrants (587 equivalent units)		600	—
		Preferred Member Units (10,072 units)		2,834	2,240

				7,676	6,482

Subtotal Control Investments (30.3% of total investments at fair value)				402,302	568,025

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Affiliate Investments(6)

AFG Capital Group, LLC	Provider of Rent-to-Own Financing Solutions and Services
		11% Secured Debt (Maturity—November 7, 2019)	12,560	12,199	12,199
		Warrants (42 equivalent units)		259	410
		Member Units (186 units)		1,200	1,700

				13,658	14,309

Boss Industries, LLC	Manufacturer and Distributor of Air, Power and Other Industrial Equipment
		Preferred Member Units (2,242 units)(8)		2,203	2,543

Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions Provider
		13% Secured Debt (Maturity—April 18, 2017)	7,000	6,872	6,872
		Warrants (22 equivalent shares)		200	1,020

				7,072	7,892

Buca C, LLC	Restaurants
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—June 30, 2020)(9)	25,530	25,288	25,288
		Preferred Member Units (6 units)(8)		3,656	3,656

				28,944	28,944

CAI Software LLC	Provider of Specialized Enterprise Resource Planning Software
		12% Secured Debt (Maturity—October 10, 2019)	4,973	4,930	4,930
		Member Units (65,356 units)		654	840

				5,584	5,770

Condit Exhibits, LLC	Tradeshow Exhibits / Custom Displays Provider
		Member Units (3,936 units)(8)		100	770

Congruent Credit Opportunities Funds(12)(13)	Investment Partnership
		LP Interests (Congruent Credit Opportunities Fund II, LP) (Fully diluted 19.8%)(8)		7,644	4,228
		LP Interests (Congruent Credit Opportunities Fund III, LP) (Fully diluted 17.4%)		12,099	12,222

				19,743	16,450

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Daseke, Inc.	Specialty Transportation Provider
		12% Current / 2.5% PIK Secured Debt (Maturity—July 31, 2018)	21,118	20,849	21,118
		Common Stock (19,467 shares)		5,213	22,660

				26,062	43,778

Dos Rios Partners(12)(13)	Investment Partnership
		LP Interests (Dos Rios Partners, LP) (Fully diluted 20.2%)(8)		3,104	2,031
		LP Interests (Dos Rios Partners—A, LP) (Fully diluted 6.4%)(8)		986	648

				4,090	2,679

East Teak Fine Hardwoods, Inc.	Distributor of Hardwood Products
		Common Stock (5,000 shares)		480	860

East West Copolymer & Rubber, LLC	Manufacturer of Synthetic Rubbers
		12% Secured Debt (Maturity—October 17, 2019)	9,600	9,456	9,456
		Warrants (2,014,799 equivalent units)		50	50

				9,506	9,506

Freeport Financial Funds(12)(13)	Investment Partnership
		LP Interests (Freeport Financial SBIC Fund LP) (Fully diluted 9.9%)(8)		5,974	5,974
		LP Interests (Freeport First Lien Loan Fund III LP) (Fully diluted 6.4%)		759	759

				6,733	6,733

Gault Financial, LLC (RMB Capital, LLC)	Purchases and Manages Liquidation of Distressed Assets
		10% Secured Debt (Maturity—November 21, 2016)	13,046	12,858	10,891
		Warrants (29,025 equivalent units)		400	—

				13,258	10,891

Glowpoint, Inc.	Provider of Cloud Managed Video Collaboration Services
		8% Secured Debt (Maturity—October 18, 2018)	21	18	18
		12% Secured Debt (Maturity—October 18, 2018)	9,000	8,924	8,924
		Common Stock (7,711,517 shares)		3,958	4,460

				12,900	13,402

Guerdon Modular Holdings, Inc.	Multi-Family and Commercial Modular Construction Company
		11% Secured Debt (Maturity—August 13, 2019)	10,400	10,273	10,273
		Common Stock (170,577 shares)		2,983	2,590

				13,256	12,863

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Houston Plating and Coatings, LLC	Provider of Plating and Industrial Coating Services
		Member Units (248,082 units)(8)		996	10,820

Indianhead Pipeline Services, LLC	Provider of Pipeline Support Services
		12% Secured Debt (Maturity—February 6, 2017)	6,225	6,046	6,046
		Preferred Member Units (33,819 units; 8% cumulative)		2,302	2,302
		Warrants (31,928 equivalent units)		459	—
		Member Units (14,732 units)		1	—

				8,808	8,348

KBK Industries, LLC	Manufacturer of Specialty Oilfield and Industrial Products
		12.5% Secured Debt (Maturity—September 28, 2017)	6,200	6,170	6,200
		Member Units (250 units)(8)		341	4,090

				6,511	10,290

L.F. Manufacturing Holdings, LLC(10)	Manufacturer of Fiberglass Products
		Member Units (2,000,000 units)(8)		2,019	1,790

MPS Denver, LLC	Specialty Card Printing
		Member Units (13,800 units)		1,130	1,130

OnAsset Intelligence, Inc.	Provider of Transportation Monitoring / Tracking Products and Services
		12% PIK Secured Debt (Maturity—December 31, 2015)	3,887	3,887	3,887
		Preferred Stock (912 shares; 7% cumulative)(8)		1,981	1,380
		Warrants (5,333 equivalent shares)		1,919	—

				7,787	5,267

OPI International Ltd.(13)	Provider of Man Camp and Industrial Storage Services
		10% Unsecured Debt (Maturity—April 8, 2018)	244	244	244
		Common Stock (20,766,317 shares)		1,371	3,200

				1,615	3,444

PCI Holding Company, Inc.	Manufacturer of Industrial Gas Generating Systems
		Preferred Stock (1,500,000 shares; 20% cumulative)(8)		2,625	4,750

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Radial Drilling Services Inc.	Oil and Gas Lateral Drilling Technology Provider
		12% Secured Debt (Maturity—November 22, 2016)	4,200	3,936	2,000
		Warrants (316 equivalent shares)		758	—

				4,694	2,000

Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	Provider of Rigsite Accommodation Unit Rentals and Related Services
		12% Secured Debt (Maturity—January 8, 2018)(14)(18)	30,785	30,281	250
		Preferred Member Units (250 units)		2,500	—

				32,781	250

Samba Holdings, Inc.	Provider of Intelligent Driver Record Monitoring Software and Services
		12.5% Secured Debt (Maturity—November 17, 2016)	25,665	25,522	25,665
		Common Stock (170,963 shares)		2,087	20,410

				27,609	46,075

Tin Roof Acquisition Company	Casual Restaurant Group
		12% Secured Debt (Maturity—November 13, 2018)	14,100	13,898	13,898
		Class C Preferred Stock (Fully diluted 10.0%; 10% cumulative)(8)		2,415	2,415

				16,313	16,313

Universal Wellhead Services Holdings, LLC(10)	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
		Class A Units (4,000,000 units; 4.5% cumulative)(8)		4,000	3,091

Volusion, LLC	Provider of Online Software-as-a-Service eCommerce Solutions
		10.5% Secured Debt (Maturity—January 26, 2020)	17,500	16,139	16,139
		Warrants (950,618 equivalent units)		1,400	1,400
		Preferred Member Units (4,876,670 units)		14,000	14,000

				31,539	31,539

Subtotal Affiliate Investments (17.2% of total investments at fair value)				312,016	322,497

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Non-Control/Non-Affiliate Investments(7)

Allflex Holdings III Inc.(11)	Manufacturer of Livestock Identification Products
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—July 19, 2021)(9)	10,150	10,077	10,029

AM General LLC(11)	Specialty Vehicle Manufacturer
		LIBOR Plus 9.00% (Floor 1.25%), Current Coupon 10.25%, Secured Debt (Maturity—March 22, 2018)(9)	2,256	2,218	1,914

AM3 Pinnacle Corporation(10)	Provider of Comprehensive Internet, TV and Voice Services for Multi- Dwelling Unit Properties
		Common Stock (60,240 shares)		2,000	—

American Seafoods Group, LLC(11)	Catcher-Processor of Alaskan Pollock
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—August 19, 2021)(9)	10,000	9,988	9,950

AmeriTech College, LLC	For-Profit Nursing and Healthcare College
		10% Secured Debt (Maturity—November 30, 2019)	489	489	489
		10% Secured Debt (Maturity—January 31, 2020)	3,025	3,025	2,668

				3,514	3,157

AMF Bowling Centers, Inc.(11)	Bowling Alley Operator
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—September 18, 2021)(9)	7,927	7,818	7,908

Anchor Hocking, LLC(11)	Household Products Manufacturer
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—June 4, 2018)(9)	2,312	2,312	2,323
		Member Units (440,620 units)		4,928	3,415

				7,240	5,738

AP Gaming I, LLC(10)	Developer, Manufacturer, and Operator of Gaming Machines
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity—December 20, 2020)(9)	11,343	11,128	11,210

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Applied Products, Inc.(10)	Adhesives Distributor
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—September 30, 2019)(9)	5,850	5,794	5,794

Arcus Hunting LLC.(10)	Manufacturer of Bowhunting and Archery Products and Accessories
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—November 13, 2019)(9)	10,875	10,758	10,758

Artel, LLC(11)	Provider of Secure Satellite Network and IT Solutions
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity—November 27, 2017)(9)	8,204	8,073	7,589

ATS Workholding, Inc.(10)	Manufacturer of Machine Cutting Tools and Accessories
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—March 10, 2019)(9)	6,571	6,528	6,528

ATX Networks Corp.(11)(13)	Provider of Radio Frequency Management Equipment
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—June 14, 2021)(9)	14,963	14,673	14,888

Barfly Ventures, LLC(10)	Casual Restaurant Group
		12% Secured Debt (Maturity—August 31, 2020)	4,121	4,039	4,039
		Warrants (1 equivalent share)		473	473

				4,512	4,512

Berry Aviation, Inc.(10)	Airline Charter Service Operator
		12.00% Current / 1.75% PIK Secured Debt (Maturity—January 30, 2020)	5,627	5,576	5,576
		Common Stock (553 shares)		400	400

				5,976	5,976

Bioventus LLC(10)	Production of Orthopedic Healing Products
		LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.00%, Secured Debt (Maturity—April 10, 2020)(9)	5,000	4,914	4,950

Blackbrush Oil and Gas LP(11)	Oil & Gas Exploration
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—July 30, 2021)(9)	4,000	3,974	3,403

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Blackhawk Specialty Tools LLC(11)	Oilfield Equipment & Services
		LIBOR Plus 5.25% (Floor 1.25%), Current Coupon 6.50%, Secured Debt (Maturity—August 1, 2019)(9)	5,975	5,947	5,587

Blue Bird Body Company(11)	School Bus Manufacturer
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—June 26, 2020)(9)	9,845	9,724	9,827

Bluestem Brands, Inc.(11)(13)	Multi-Channel Retailer of General Merchandise
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—November 6, 2020)(9)	13,820	13,522	13,637

Brainworks Software, LLC(10)	Advertising Sales and Newspaper Circulation Software
		Prime Plus 7.25% (Floor 3.25%), Current Coupon 10.50%, Secured Debt (Maturity—July 22, 2019)(9)	626	619	619
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity—July 22, 2019)(9)	6,224	6,161	6,161

				6,780	6,780

Brightwood Capital Fund III, LP(12)(13)	Investment Partnership
		LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 1.6%)(8)		11,250	11,250

Brundage-Bone Concrete Pumping, Inc.(11)	Construction Services Provider
		10.375% Secured Debt (Maturity—September 1, 2021)	2,500	2,500	2,513

Calloway Laboratories, Inc.(10)	Health Care Testing Facilities
		17% PIK Secured Debt (Maturity—September 30, 2016)(14)	7,381	7,332	—
		Warrants (125,000 equivalent shares)		17	—

				7,349	—

Cengage Learning Acquisitions, Inc.(11)	Provider of Educational Print and Digital Services
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—March 31, 2020)(9)	9,744	9,705	9,683

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Cenveo Corporation(11)	Provider of Commercial Printing, Envelopes, Labels, Printed Office Products
		6% Secured Debt (Maturity—August 1, 2019)	10,000	8,639	8,400

CGSC of Delaware Holdings Corp.(11)(13)	Insurance Brokerage Firm
		LIBOR Plus 7.00% (Floor 1.25%), Current Coupon 8.25%, Secured Debt (Maturity—October 16, 2020)(9)	2,000	1,978	1,700

Charlotte Russe, Inc(11)	Fast-Fashion Retailer to Young Women
		LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.75%, Secured Debt (Maturity—May 22, 2019)(9)	14,346	14,047	11,958

Clarius ASIG, LLC(10)	Prints & Advertising Film Financing
		15% PIK Secured Debt (Maturity—September 14, 2014)(17)	615	612	615

Clarius BIGS, LLC(10)	Prints & Advertising Film Financing
		15% PIK Secured Debt (Maturity—January 5, 2015)(14)(17)	3,500	3,500	888

Compact Power Equipment, Inc.	Equipment / Tool Rental
		12% Secured Debt (Maturity—October 1, 2017)	4,100	4,089	4,100
		Series A Preferred Stock (4,298,435 shares)(8)		1,079	2,930

				5,168	7,030

Compuware Corporation(11)	Provider of Software and Supporting Services
		LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity—December 15, 2019)(9)	14,438	14,076	13,983

Covenant Surgical Partners, Inc.(11)	Ambulatory Surgical Centers
		8.75% Secured Debt (Maturity—August 1, 2019)	1,000	1,000	1,002

CRGT Inc.(11)	Provider of Custom Software Development
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—December 19, 2020)(9)	14,259	14,026	14,224

CST Industries Inc.(11)	Storage Tank Manufacturer
		LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 7.75%, Secured Debt (Maturity—May 22, 2017)(9)	8,670	8,633	8,626

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Darr Equipment LP(10)	Heavy Equipment Dealer
		11.75% Current / 2% PIK Secured Debt (Maturity—April 15, 2020)	20,601	20,050	20,050
		Warrants (915,734 equivalent units)		474	410

				20,524	20,460

Digital River, Inc.(11)	Provider of Outsourced e-Commerce Solutions and Services
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—February 12, 2021)(9)	15,000	14,831	15,000

Digity Media LLC(11)	Radio Station Operator
		LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity—February 8, 2019)(9)	6,588	6,535	6,539

Drilling Info, Inc.	Information Services for the Oil and Gas Industry
		Common Stock (3,788,865 shares)		1,335	9,920

ECP-PF Holdings Group, Inc.(10)	Fitness Club Operator
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—November 26, 2019)(9)	5,625	5,577	5,577

EnCap Energy Fund Investments(12)(13)	Investment Partnership
		LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%)(8)		3,629	2,722
		LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.) (Fully diluted 0.4%)		2,140	1,002
		LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)(8)		2,850	2,420
		LP Interests (EnCap Flatrock Midstream Fund X, L.P.) (Fully diluted 0.1%)		433	433
		LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)(8)		7,205	7,635
		LP Interests (EnCap Flatrock Midstream Fund III, L.P.) (Fully diluted 0.2%)		423	423

				16,680	14,635

Energy and Exploration Partners, LLC(11)	Oil & Gas Exploration & Production
		LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity—January 22, 2019)(9)	9,390	9,048	7,168

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft)(11)(13)	Technology-based Performance Support Solutions
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity—April 28, 2022)(9)	7,000	6,833	6,020

Extreme Reach, Inc.(11)	Integrated TV and Video Advertising Platform
		LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity—February 7, 2020)(9)	14,353	14,338	14,299

Flavors Holdings Inc.(11)	Global Provider of Flavoring and Sweetening Products and Solutions
		LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity—April 3, 2020)(9)	11,484	11,134	10,896

Fram Group Holdings, Inc.(11)	Manufacturer of Automotive Maintenance Products
		LIBOR Plus 5.50% (Floor 1.50%), Current Coupon 7.00%, Secured Debt (Maturity—July 29, 2017)(9)	9,652	9,531	8,445
		LIBOR Plus 9.50% (Floor 1.50%), Current Coupon 11.00%, Secured Debt (Maturity—January 29, 2018)(9)	700	698	376

				10,229	8,821

GI KBS Merger Sub LLC(11)	Outsourced Janitorial Services to Retail/Grocery Customers
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—October 29, 2021)(9)	2,978	2,971	2,940
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—April 29, 2022)(9)	800	785	804

				3,756	3,744

Grace Hill, LLC(10)	Online Training Tools for the Multi-Family Housing Industry
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—August 15, 2019)(9)	9,498	9,403	9,503

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Great Circle Family Foods, LLC(10)	Quick Service Restaurant Franchise
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—October 28, 2019)(9)	7,899	7,829	7,829

Grupo Hima San Pablo, Inc.(11)	Tertiary Care Hospitals
		LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 8.50%, Secured Debt (Maturity—January 31, 2018)(9)	4,875	4,823	4,534
		13.75% Secured Debt (Maturity—July 31, 2018)	2,000	1,938	1,840

				6,761	6,374

GST Autoleather, Inc.(11)	Automotive Leather Manufacturer
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—July 10, 2020)(9)	9,900	9,818	9,752

Guitar Center, Inc.(11)	Musical Instruments Retailer
		6.5% Secured Debt (Maturity—April 15, 2019)	9,000	8,590	8,280

Halcon Resources Corporation(11)(13)	Oil & Gas Exploration & Production
		9.75% Unsecured Debt (Maturity—July 15, 2020)	6,925	6,371	2,355

Hojeij Branded Foods, LLC(10)	Multi-Airport, Multi- Concept Restaurant Operator
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—July 27, 2021)(9)	5,357	5,305	5,305

Horizon Global Corporation(11)	Auto Parts Manufacturer
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—June 30, 2021)(9)	9,875	9,684	9,801

Hostway Corporation(11)	Managed Services and Hosting Provider
		LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity—December 13, 2019)(9)	11,254	11,175	11,198

Hunter Defense Technologies, Inc.(11)	Provider of Military and Commercial Shelters and Systems
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—August 5, 2019)(9)	9,500	9,424	9,512

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

ICON Health & Fitness, Inc.(11)	Producer of Fitness Products
		11.875% Secured Debt (Maturity—October 15, 2016)	6,956	6,893	6,782

iEnergizer Limited(11)(13)	Provider of Business Outsourcing Solutions
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity—May 1, 2019)(9)	8,404	8,316	7,774

Indivior Finance LLC(11)(13)	Specialty Pharmaceutical Company Treating Opioid Dependence
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—December 19, 2019)(9)	7,219	6,829	6,840

Infinity Acquisition Finance Corp.(11)	Application Software for Capital Markets
		7.25% Unsecured Debt (Maturity—August 1, 2022)	4,000	4,000	3,580

Inn of the Mountain Gods Resort and Casino(11)	Hotel & Casino Owner & Operator
		9.25% Secured Debt (Maturity—November 30, 2020)	3,851	3,703	3,581

Insurance Technologies, LLC(10)	Illustration and Sales-automation platforms
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—December 1, 2019)(9)	4,870	4,821	4,821

Intertain Group Limited(11)(13)	Business-to-Consumer Online Gaming Operator
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—April 8, 2022)(9)	11,700	11,510	11,759

iPayment, Inc.(11)	Provider of Merchant Acquisition
		LIBOR Plus 5.25% (Floor 1.50%), Current Coupon 6.75%, Secured Debt (Maturity—May 8, 2017)(9)	15,026	14,980	14,789

iQor US Inc.(11)	Business Process Outsourcing Services Provider
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—April 1, 2021)(9)	9,912	9,736	8,128

irth Solutions, LLC	Provider of Damage Prevention Information Technology Services
		Member Units (27,893 units)		1,441	1,441

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Jackmont Hospitality, Inc.(10)	Family-owned TGIF Franchisee
		LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity—May 26, 2021)(9)	4,237	4,216	4,216

Joerns Healthcare, LLC(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—May 9, 2020)(9)	14,880	14,781	14,806

John Deere Landscapes LLC(10)	Distributor of Landscaping Supplies
		LIBOR Plus 4.00% (Floor 1.00%), Current Coupon 5.00%, Secured Debt (Maturity—December 23, 2019)(9)	8,508	8,180	8,508

JSS Holdings, Inc.(11)	Aircraft Maintenance Program Provider
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—August 31, 2021)(9)	13,500	13,233	13,298

Kendra Scott, LLC(11)	Jewelry Retail Stores
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—July 17, 2020)(9)	10,000	9,904	9,975

Keypoint Government Solutions, Inc.(11)	Provider of Pre-Employment Screening Services
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity—November 13, 2017)(9)	6,514	6,473	6,514

LaMi Products, LLC(10)	General Merchandise Distribution
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—September 16, 2020)(9)	4,563	4,532	4,532

Lansing Trade Group LLC(11)	Commodity Merchandiser
		9.25% Unsecured Debt (Maturity—February 15, 2019)	6,000	6,000	5,775

Larchmont Resources, LLC(11)	Oil & Gas Exploration & Production
		LIBOR Plus 8.75% (Floor 1.00%), Current Coupon 9.75%, Secured Debt (Maturity—August 7, 2019)(9)	7,852	7,535	6,674

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Leadrock Properties, LLC	Real Estate Investment
		10% Secured Debt (Maturity—May 4, 2026)	1,440	1,416	1,416

Legendary Pictures Funding, LLC(10)	Producer of TV, Film, and Comic Content
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—April 22, 2020)(9)	7,500	7,366	7,462

LKCM Headwater Investments I, L.P.(12)(13)	Investment Partnership
		LP Interests (Fully diluted 2.3%)(8)		2,250	4,625

Looking Glass Investments, LLC(12)(13)	Specialty Consumer Finance
		9% Unsecured Debt (Maturity—June 30, 2020)	188	188	188
		Member Units (3 units)		125	125
		Member Units (LGI Predictive Analytics LLC) (190,712 units)		188	188

				501	501

MediMedia USA, Inc.(11)	Provider of Healthcare Media and Marketing
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity—November 20, 2018)(9)	7,772	7,708	7,500

Messenger, LLC(10)	Supplier of Specialty Stationery and Related Products to the Funeral Industry
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—December 5, 2019)(9)	15,772	15,666	15,772

Milk Specialties Company(11)	Processor of Nutrition Products
		LIBOR Plus 7.00% (Floor 1.25%), Current Coupon 8.25%, Secured Debt (Maturity—November 9, 2018)(9)	5,200	5,177	5,202

Minute Key, Inc.	Operator of Automated Key Duplication Kiosks
		10% Current / 2% PIK Secured Debt (Maturity—September 19, 2019)	10,122	9,770	9,770
		Warrants (1,437,409 equivalent units)		280	280

				10,050	10,050

Miramax Film NY, LLC(11)	Motion Picture Producer and Distributor
		Class B Units (12% cumulative)(8)		864	864

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Mood Media Corporation(11)(13)	Provider of Electronic Equipment
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—May 1, 2019)(9)	14,996	14,860	14,665

Motor Coach Industries International, Inc.(10)	Motor Coach Manufacturer
		LIBOR Plus 6.50% (Floor 0.50%), Current Coupon 7.00%, Secured Debt (Maturity—July 1, 2020)(9)	10,000	9,964	9,964

New Media Holdings II LLC(11)(13)	Local Newspaper Operator
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—June 4, 2020)(9)	14,813	14,570	14,761

North Atlantic Trading Company, Inc.(11)	Marketer/Distributor of Tobacco Products
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity—January 13, 2020)(9)	10,366	10,289	10,288

Novitex Intermediate, LLC(11)	Provider of Document Management Services
		LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity—July 7, 2020)(9)	8,747	8,579	8,310

Ospemifene Royalty Sub LLC (QuatRx)(10)	Estrogen-Deficiency Drug Manufacturer and Distributor
		11.5% Secured Debt (Maturity—November 15, 2026)	5,071	5,071	5,071

Panolam Industries International, Inc.(11)	Decorative Laminate Manufacturer
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity—August 23, 2017)(9)	9,613	9,564	9,517

Paris Presents Incorporated(11)	Branded Cosmetic and Bath Accessories
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity—December 31, 2021)(9)	2,000	1,963	2,000

Parq Holdings Limited Partnership(11)(13)	Hotel & Casino Operator
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—December 17, 2020)(9)	7,500	7,364	7,444

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Permian Holdings, Inc.(11)	Storage Tank Manufacturer
		10.5% Secured Debt (Maturity—January 15, 2018)	2,755	2,737	1,529

Pernix Therapeutics Holdings, Inc.(10)	Pharmaceutical Royalty— Anti-Migraine
		12% Secured Debt (Maturity—August 1, 2020)	3,818	3,818	4,062

PeroxyChem LLC(11)	Chemical Manufacturer
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—February 28, 2020)(9)	8,855	8,716	8,855

Pike Corporation(11)	Construction and Maintenance Services for Electric Transmission and Distribution Infrastructure
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—June 22, 2022)(9)	15,000	14,654	14,813

Point.360(10)	Fully Integrated Provider of Digital Media Services
		Common Stock (163,658 shares)		273	156
		Warrants (65,463 equivalent shares)		69	13

				342	169

Primesight Limited(10)(13)	Outdoor Advertising Operator
		10% Secured Debt (Maturity—October 22, 2016)	8,456	8,419	7,711

Prowler Acquisition Corp.(11)	Specialty Distributor to the Energy Sector
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity—January 28, 2020)(9)	2,696	2,293	2,345

PT Network, LLC(10)	Provider of Outpatient Physical Therapy and Sports Medicine Services
		LIBOR Plus 7.75% (Floor 1.50%), Current Coupon 9.25%, Secured Debt (Maturity—November 1, 2018)(9)	14,159	14,042	14,042

QBS Parent, Inc.(11)	Provider of Software and Services to the Oil & Gas Industry
		LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 5.75%, Secured Debt (Maturity—August 7, 2021)(9)	11,417	11,328	11,375

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Raley's(11)	Family-owned Supermarket Chain in California
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—May 18, 2022)(9)	7,159	7,021	7,159

RCHP, Inc.(11)	Regional Non-Urban Hospital Owner/Operator
		LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25%, Secured Debt (Maturity—April 23, 2019)(9)	7,462	7,429	7,403
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity—October 23, 2019)(9)	4,000	3,951	4,035

				11,380	11,438

Relativity Media, LLC(10)	Full-Scale Film and Television Production and Distribution
		17% PIK Secured Debt (Maturity—May 30, 2015)(14)(18)	7,980	7,980	2,882
		Class A Units (260,194 units)		292	—

				8,272	2,882

Relevant Solutions, LLC (f/k/a LKCM Distribution Holdings, L.P.)	Distributor of Industrial Process Equipment
		12% Current / 2.5% PIK Secured Debt (Maturity— December 23, 2018)	16,417	16,299	16,417

Renaissance Learning, Inc.(11)	Technology-based K-12 Learning Solutions
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—April 11, 2022)(9)	3,000	2,974	2,920

RGL Reservoir Operations Inc.(11)(13)	Oil & Gas Equipment and Services
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—August 13, 2021)(9)	3,960	3,857	1,584

RLJ Entertainment, Inc.(10)	Movie and TV Programming Licensee and Distributor
		LIBOR Plus 8.75% (Floor 0.25%), Current Coupon 9.00%, Secured Debt (Maturity—September 11, 2019)(9)	9,455	9,449	9,449

SAExploration, Inc.(10)(13)	Geophysical Services Provider
		Common Stock (6,472 shares)		65	27

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Sage Automotive Interiors, Inc(11)	Automotive Textiles Manufacturer
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity—October 8, 2021)(9)	3,000	2,973	2,978

Salient Partners L.P.(11)	Provider of Asset Management Services
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—June 9, 2021)(9)	7,500	7,356	7,387

Sotera Defense Solutions, Inc.(11)	Defense Industry Intelligence Services
		LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.00%, Secured Debt (Maturity—April 21, 2017)(9)	10,156	9,882	9,395

Stardust Finance Holdings, Inc.(11)	Manufacturer of Diversified Building Products
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—March 13, 2022)(9)	12,438	12,264	12,352

Subsea Global Solutions, LLC(10)	Underwater Maintenance and Repair Services
		LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.50%, Secured Debt (Maturity—March 17, 2020)(9)	4,560	4,506	4,506

SUNE Utility Bridge Capital LLC(10)(13)	Renewable Power Developer
		LIBOR Plus 7.00%, Current Coupon 7.29%, Secured Debt (Maturity—March 30, 2016)	5,000	4,924	4,924

Synagro Infrastructure Company, Inc(11)	Waste Management Services
		LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity—August 22, 2020)(9)	4,714	4,644	4,337

Targus Group International(11)	Distributor of Protective Cases for Mobile Devices
		LIBOR Plus 9.50% (Floor 1.50%), Current Coupon 11.00% / 1.00% PIK, Current Coupon Plus PIK 12.00%, Secured Debt (Maturity—May 24, 2016)(9)	4,258	4,263	3,193

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

TeleGuam Holdings, LLC(11)	Cable and Telecom Services Provider
		LIBOR Plus 4.00% (Floor 1.25%), Current Coupon 5.25%, Secured Debt (Maturity—December 10, 2018)(9)	7,995	7,981	7,985
		LIBOR Plus 7.50% (Floor 1.25%), Current Coupon 8.75%, Secured Debt (Maturity—June 10, 2019)(9)	2,500	2,483	2,494

				10,464	10,479

Templar Energy LLC(11)	Oil & Gas Exploration & Production
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—November 25, 2020)(9)	4,000	3,960	1,817

The Tennis Channel, Inc.(10)	Television-Based Sports Broadcasting
		Warrants (114,316 equivalent shares)		235	301

The Topps Company, Inc.(11)	Trading Cards & Confectionary
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity—October 2, 2018)(9)	1,965	1,952	1,936

TOMS Shoes, LLC(11)	Global Designer, Distributor, and Retailer of Casual Footwear
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—October 30, 2020)(9)	4,975	4,539	4,652

Travel Leaders Group, LLC(11)	Travel Agency Network Provider
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—December 7, 2020)(9)	12,927	12,824	12,959

UniTek Global Services, Inc.(11)	Provider of Outsourced Infrastructure Services
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—January 13, 2019)(9)	2,826	2,826	2,812
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—January 13, 2019)(9)	1,376	1,376	1,370
		15% PIK Unsecured Debt (Maturity—July 13, 2019)	618	618	615
		Common Stock (705,054 shares)		—	290
		Preferred Stock (4,935,377 shares)		4,935	5,430

				9,755	10,517

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Universal Fiber Systems, LLC(10)	Manufacturer of Synthetic Fibers
		LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25%, Secured Debt (Maturity—January 31, 2019)(9)	1,821	1,817	1,821

US Joiner Holding Company(11)	Marine Interior Design and Installation
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—April 16, 2020)(9)	7,388	7,358	7,314

Vantage Oncology, LLC(11)	Outpatient Radiation Oncology Treatment Centers
		9.5% Secured Debt (Maturity—June 15, 2017)	12,050	11,920	10,785

Virtex Enterprises, LP(10)	Specialty, Full-Service Provider of Complex Electronic Manufacturing Services
		12% Secured Debt (Maturity—December 27, 2018)	1,667	1,507	1,507
		Preferred Class A Units (14 units; 5% cumulative)(8)		333	512
		Warrants (11 equivalent units)		186	135

				2,026	2,154

Vision Solutions, Inc.(11)	Provider of Information Availability Software
		LIBOR Plus 8.00% (Floor 1.50%), Current Coupon 9.50%, Secured Debt (Maturity—July 23, 2017)(9)	5,000	4,984	5,000

Western Dental Services, Inc.(11)	Dental Care Services
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—November 1, 2018)(9)	5,355	5,351	4,699

Wilton Brands LLC(11)	Specialty Housewares Retailer
		LIBOR Plus 7.25% (Floor 1.25%), Current Coupon 8.50%, Secured Debt (Maturity—August 30, 2018)(9)	1,615	1,597	1,581

Worley Claims Services, LLC(10)	Insurance Adjustment Management and Services Provider
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity—October 31, 2020)(9)	6,451	6,395	6,418

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

YP Holdings LLC(11)	Online and Offline Advertising Operator
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity—June 4, 2018)(9)	3,000	2,974	2,980

Zilliant Incorporated	Price Optimization and Margin Management Solutions
		Preferred Stock (186,777 shares)		154	260
		Warrants (952,500 equivalent shares)		1,071	1,190

				1,225	1,450

Subtotal Non-Control/Non-Affiliate Investments (52.2% of total investments at fair value)				1,008,980	976,912

Total Portfolio Investments, September 30, 2015				1,723,298	1,867,434

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2015

(in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Marketable Securities and Idle Funds Investments

PennantPark Investment Corporation(13)(15)	Business Development Company
		Common Stock (343,149 shares)(8)		3,629	2,220

Triangle Capital Corporation(13)(15)	Business Development Company
		Common Stock (71,481 shares)(8)		1,606	1,178

Other Marketable Securities and Idle Funds Investments(13)(15)	Investments in Marketable Securities and Diversified, Registered Bond Funds
				1,406	1,185

Subtotal Marketable Securities and Idle Funds Investments (0.2% of total investments at fair value)				6,641	4,583

Total Investments, September 30, 2015				$1,729,939	$1,872,017

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

(4)
Principal is net of repayments. Cost is net of repayments and accumulated unearned income.

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

December 31, 2014
(in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Affiliate Investments(6)

AFG Capital Group, LLC	Provider of Rent-to-Own Financing Solutions and Services
		11% Secured Debt (Maturity—November 7, 2019)	6,800	6,465	6,465
		Warrants (42 equivalent units)		259	259
		Member Units (186 units)		1,200	1,200

				7,924	7,924

Boss Industries, LLC	Manufacturer and Distributor of Air, Power and Other Industrial Equipment
		Preferred Member Units (2,242 units)		2,000	2,000

Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions Provider
		13% Secured Debt (Maturity—April 18, 2017)	6,000	5,837	5,837
		Warrants (19 equivalent shares)		200	710

				6,037	6,547

Brightwood Capital Fund III, LP(12)(13)	Investment Partnership
		LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 9.1%)(8)		8,448	8,448

CAI Software LLC	Provider of Specialized Enterprise Resource Planning Software
		12% Secured Debt (Maturity—October 10, 2019)	5,400	5,348	5,348
		Member Units (65,356 units)		654	654

				6,002	6,002

Condit Exhibits, LLC	Tradeshow Exhibits / Custom Displays Provider
		Member Units (3,936 units)(8)		100	610

Congruent Credit Opportunities Funds(12)(13)	Investment Partnership
		LP Interests (Congruent Credit Opportunities Fund II, LP) (Fully diluted 19.8%)(8)		18,575	18,378
		LP Interests (Congruent Credit Opportunities Fund III, LP) (Fully diluted 17.4%)(8)		7,734	7,734

				26,309	26,112

Daseke, Inc.	Specialty Transportation Provider
		12% Current / 2.5% PIK Secured Debt (Maturity—July 31, 2018)	20,723	20,403	20,723
		Common Stock (19,467 shares)		5,213	13,780

				25,616	34,503

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

(4)
Principal is net of repayments. Cost is net of repayments and accumulated unearned income.

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

2.     Basis of Presentation

        Main Street's financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For each of the periods presented herein, Main Street's consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of Main Street's investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments, and the investment in the External Investment Manager, but excludes all "Marketable securities and idle funds investments" (see Note C—Fair Value Hierarchy for Investments and Debentures—Portfolio Composition—Portfolio Investment Composition for additional discussion of Main Street's Investment Portfolio and definitions for the terms LMM, Middle Market, Private Loan and Other Portfolio). "Marketable securities and idle funds investments" are classified as financial instruments and are reported separately on Main Street's consolidated balance sheets and consolidated schedules of investments due to the nature of such investments (see Note B.11.). Main Street's results of operations for the three and nine months ended September 30, 2015 and 2014, cash flows for the nine months ended September 30, 2015 and 2014, and financial position as of September 30, 2015 and December 31, 2014, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform to the current presentation, including reclassifying the expenses charged to the External Investment Manager.

        The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

        Main Street's portfolio strategy calls for it to invest primarily in illiquid debt and equity securities issued by private, LMM companies and more liquid debt securities issued by Middle Market companies that are generally larger in size than the LMM companies. Main Street categorizes some of its investments in LMM companies and Middle Market companies as Private Loan portfolio investments, which are primarily debt securities which have been originated through strategic relationships with other investment funds on a collaborative basis, and are often referred to in the debt markets as "club deals." Private Loan investments are typically similar in size, structure, terms and conditions to investments Main Street holds in its LMM portfolio and Middle Market portfolio. Main Street's portfolio also includes Other Portfolio investments which primarily consist of investments that are not consistent with the typical profiles for its LMM portfolio investments, Middle Market portfolio investments or Private Loan portfolio investments, including investments which may be managed by third parties. Main Street's portfolio investments may be subject to restrictions on resale.

        LMM investments and Other Portfolio investments generally have no established trading market while Middle Market securities generally have established markets that are not active. Private Loan investments may include investments which have no established trading market or have established

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations and recommendations regarding the Company's determinations of the fair value of its LMM portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street's investments in each LMM portfolio company at least once every calendar year, and for Main Street's investments in new

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with its independent financial advisory services firm in arriving at Main Street's determination of fair value on its investments in a total of 44 LMM portfolio companies for the nine months ended September 30, 2015, representing approximately 75% of the total LMM portfolio at fair value as of September 30, 2015, and on a total of 42 LMM portfolio companies for the nine months ended September 30, 2014, representing approximately 74% of the total LMM portfolio at fair value as of September 30, 2014. Excluding investments in new LMM portfolio companies which have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment as of September 30, 2015 and 2014, as applicable, and investments in the LMM portfolio companies that were not reviewed because their equity is publicly traded, the percentage of the LMM portfolio reviewed by the independent financial advisory services firm for the nine months ended September 30, 2015 and 2014 was 82% and 83% of the total LMM portfolio at fair value as of September 30, 2015 and 2014, respectively.

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

        For valuation purposes, all of Main Street's Other Portfolio investments are non-control investments. Main Street's Other Portfolio investments comprised approximately 3.0% and 3.8%, respectively, of Main Street's Investment Portfolio at fair value as of September 30, 2015 and December 31, 2014. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of its investments using the NAV valuation method. For Other Portfolio debt investments for which it has determined that third-party quotes or other

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Other Portfolio debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method. For Other Portfolio debt investments for which third-party quotes or other independent pricing are available and appropriate, Main Street determines the fair value of these investments through obtaining third party quotes or other independent pricing to the extent that these inputs are available and appropriate to determine fair value.

        For valuation purposes, Main Street's investment in the External Investment Manager is a control investment. Market quotations are not readily available for this investment, and as a result, Main Street determines the fair value of the External Investment Manager using the Waterfall valuation method under the market approach. In estimating the enterprise value, Main Street analyzes various factors, including the entity's historical and projected financial results, as well as its size, marketability and performance relative to the population of market comparables. This valuation approach estimates the value of the investment as if Main Street were to sell, or exit, the investment. In addition, Main Street considers the value associated with Main Street's ability to control the capital structure of the company, as well as the timing of a potential exit.

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

        The Board of Directors of Main Street has the final responsibility for overseeing, reviewing and approving, in good faith, Main Street's determination of the fair value for its Investment Portfolio, as well as its valuation procedures, consistent with 1940 Act requirements. Main Street believes its Investment Portfolio as of September 30, 2015 and December 31, 2014 approximates fair value as of those dates based on the markets in which Main Street operates and other conditions in existence on those reporting dates.

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

        At September 30, 2015, cash balances totaling $31.4 million exceeded FDIC insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company's cash deposits are held at large, established, high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

        Main Street holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind ("PIK") interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. Main Street stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended September 30, 2015 and 2014, (i) approximately 2.2% and 2.5%, respectively, of Main Street's total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.2% and 1.8%, respectively, of Main Street's total investment income was attributable to cumulative dividend income

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

not paid currently in cash. For the nine months ended September 30, 2015 and 2014, (i) approximately 2.1% and 3.9%, respectively, of Main Street's total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.0% and 1.4%, respectively, of Main Street's total investment income was attributable to cumulative dividend income not paid currently in cash.

        As of September 30, 2015, Main Street's total Investment Portfolio had four investments on non-accrual status, which included one fully-impaired debt investment and comprised approximately 0.2% of its fair value and 3.0% of its cost. As of December 31, 2014, Main Street's total Investment Portfolio had five investments with positive fair value on non-accrual status, which comprised approximately 1.7% of its fair value and 4.7% of its cost.

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

        A presentation of the investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Interest, fee and dividend income:
Interest income	$34,167	$27,669	$97,010	$81,332
Dividend income	6,939	5,935	17,353	15,411
Fee income	1,273	2,627	5,887	4,704

Total interest, fee and dividend income	$42,379	$36,231	$120,250	$101,447

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        To maintain RIC tax treatment (as discussed in Note B.9.), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the three months ended September 30, 2015 and 2014, approximately 2.3% and 2.3%, respectively, of Main Street's total investment income was attributable to interest income for the accretion of discounts associated with debt investments, net of any premium reduction. For the nine months ended September 30, 2015 and 2014, approximately 2.7% and 3.4%, respectively, of Main Street's total investment income was attributable to interest income for the accretion of discounts associated with debt investments, net of any premium reduction.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

12.   Earnings per Share

        Basic and diluted per share calculations are computed utilizing the weighted- average number of shares of common stock outstanding for the period. In accordance with ASC 260, Earnings Per Share, the unvested shares of restricted stock awarded pursuant to Main Street's equity compensation plans are participating securities and are included in the basic earnings per share calculation. As a result, for all periods presented, there is no difference between diluted earnings per share and basic earnings per share amounts.

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

        As of September 30, 2015 and December 31, 2014, all except for one of Main Street's LMM portfolio investments consisted of illiquid securities issued by private companies. The remaining investment was a publicly traded equity security. As a result, the fair value determination for the LMM portfolio investments primarily consisted of unobservable inputs. The fair value determination for the publicly traded equity security consisted of observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value. As a result, all of Main Street's LMM

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

portfolio investments were categorized as Level 3 as of September 30, 2015 and December 31, 2014, except for the one publicly traded equity security which was categorized as Level 2.

        As of September 30, 2015 and December 31, 2014, Main Street's Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Middle Market portfolio investments were categorized as Level 3 as of September 30, 2015 and December 31, 2014.

        As of September 30, 2015 and December 31, 2014, Main Street's Private Loan portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Private Loan portfolio investments were categorized as Level 3 as of September 30, 2015 and December 31, 2014.

        As of September 30, 2015 and December 31, 2014, Main Street's Other Portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street's Other Portfolio investments were categorized as Level 3 as of September 30, 2015 and December 31, 2014.

        As of September 30, 2015 and December 31, 2014, Main Street's Marketable securities and idle funds investments consisted primarily of investments in publicly traded debt and equity investments. The fair value determination for these investments consisted of a combination of observable inputs in active markets for which sufficient observable inputs were available to determine the fair value of these investments. As a result, all of Main Street's Marketable securities and idle funds investments were categorized as Level 1 as of September 30, 2015 and December 31, 2014.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        The following table provides a summary of the significant unobservable inputs used to fair value Main Street's Level 3 portfolio investments as of September 30, 2015:

Type of Investment	Fair Value as of September 30, 2015 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)
Equity investments	$506,285	Discounted cash flow	Weighted average cost of capital	10.9% - 19.4%	13.0%
		Market comparable / Enterprise Value	EBITDA multiple(1)	4.0x - 8.5x(2)	6.8x
Debt investments	$656,173	Discounted cash flow	Risk adjusted discount factor	7.6% - 15.3%(2)	11.5%
			Expected principal recovery percentage	25.4% - 100.0%	99.7%
Debt investments	$700,516	Market approach	Third party quote	34.0 - 106.4

Total Level 3 investments	$1,862,974

(1)
EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

(2)
Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 4.0x - 18.8x and the range for risk adjusted discount factor is 6.0% - 30.8%.

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

        The following table provides a summary of changes in fair value of Main Street's Level 3 portfolio investments for the nine months ended September 30, 2015 (amounts in thousands). Net unrealized

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

appreciation (depreciation) is included in the Net change in unrealized appreciation (depreciation)—portfolio investments on the consolidated statements of operations.

Type of Investment	Fair Value as of December 31, 2014	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of September 30, 2015
Debt	$1,147,281	$—	$(439,158)	$672,305	$19,844	$(32,804)	$(10,779)	$1,356,689
Equity	391,933	—	(16,475)	58,728	(8,250)	55,865	10,376	492,177
Equity Warrant	15,636	—	(1,723)	2,153	(1,687)	(271)	—	14,108

	$1,554,850	$—	$(457,356)	$733,186	$9,907	$22,790	$(403)	$1,862,974

(1)
Includes the impact of non-cash conversions.

        The following table provides a summary of changes in fair value of Main Street's Level 3 portfolio investments for the nine months ended September 30, 2014 (amounts in thousands). All transfers that occurred between fair value hierarchy levels during the nine months ended September 30, 2014 were transfers out of Level 2 into Level 3 as certain investments were deemed to trade infrequently. Net unrealized appreciation (depreciation) is included in the Net change in unrealized appreciation (depreciation)—portfolio investments on the consolidated statements of operations.

Type of Investment	Fair Value as of December 31, 2013	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of September 30, 2014
Debt	$897,568	$55,102	$(411,801)	$575,644	$6,811	$(19,144)	$(2,738)	$1,101,442
Equity	270,764	—	(12,305)	41,338	1,050	53,616	2,078	356,541
Equity Warrant	36,558	—	(650)	771	(9,800)	(6,931)	83	20,031

	$1,204,890	$55,102	$(424,756)	$617,753	$(1,939)	$27,541	$(577)	$1,478,014

(1)
Includes the impact of non-cash conversions.

        As of September 30, 2015 and December 31, 2014, the fair value determination for the SBIC debentures recorded at fair value primarily consisted of unobservable inputs. As a result, the SBIC debentures which are recorded at fair value were categorized as Level 3. Main Street determines the fair value of these instruments primarily using a Yield-to-Maturity approach that analyzes the discounted cash flows of interest and principal for each SBIC debenture recorded at fair value based on estimated market interest rates for debt instruments of similar structure, terms, and maturity. Main Street's estimate of the expected repayment date of principal for each SBIC debenture recorded at fair value is the legal maturity date of the instrument. The significant unobservable inputs used in the fair value measurement of Main Street's SBIC debentures recorded at fair value are the estimated market interest rates used to fair value each debenture using the yield valuation technique described above. Significant increases (decreases) in the Yield- to-Maturity valuation inputs in isolation would result in a significantly lower (higher) fair value measurement.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        The following table provides a summary of the significant unobservable inputs used to fair value Main Street's Level 3 SBIC debentures as of September 30, 2015 (amounts in thousands):

Type of Instrument	Fair Value as of September 30, 2015	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC debentures	$73,804	Discounted cash flow	Estimated market interest rates	4.1% - 5.9%	4.9%

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

        The following table provides a summary of changes for the Level 3 SBIC debentures recorded at fair value for the nine months ended September 30, 2015 (amounts in thousands):

Fair Value as of December 31, 2014	Repayments	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of September 30, 2015
$72,981	$—	$—	$823	$73,804

        The following table provides a summary of changes for the Level 3 SBIC debentures recorded at fair value for the nine months ended September 30, 2014 (amounts in thousands):

Fair Value as of December 31, 2013	Repayments	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of September 30, 2014
$62,050	$—	$—	$10,779	$72,829

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        At September 30, 2015 and December 31, 2014, Main Street's investments and SBIC debentures at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
At September 30, 2015	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$856,371	$—	$4,460	$851,911
Middle Market portfolio investments	669,519	—	—	669,519
Private Loan portfolio investments	252,366	—	—	252,366
Other Portfolio investments	56,873	—	—	56,873
External Investment Manager	32,305	—	—	32,305

Total portfolio investments	1,867,434	—	4,460	1,862,974
Marketable securities and idle funds investments	4,583	4,583	—	—

Total investments	$1,872,017	$4,583	$4,460	$1,862,974

SBIC debentures at fair value	$73,804	$—	$—	$73,804

		Fair Value Measurements
		(in thousands)
At December 31, 2014	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$733,191	$—	$8,480	$724,711
Middle Market portfolio investments	542,688	—	—	542,688
Private Loan portfolio investments	213,015	—	—	213,015
Other Portfolio investments	58,856	—	—	58,856
External Investment Manager	15,580	—	—	15,580

Total portfolio investments	1,563,330	—	8,480	1,554,850
Marketable securities and idle funds investments	9,067	9,067	—	—

Total investments	$1,572,397	$9,067	$8,480	$1,554,850

SBIC debentures at fair value	$72,981	$—	$—	$72,981

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

        Main Street's middle market ("Middle Market") portfolio investments primarily consist of direct investments in or secondary purchases of interest- bearing debt securities in privately held companies based in the United States that are generally larger in size than the companies included in Main Street's LMM portfolio. Main Street's Middle Market portfolio companies generally have annual revenues between $150 million and $1.5 billion, and its Middle Market investments generally range in size from $3 million to $15 million. Main Street's Middle Market portfolio debt investments are generally secured by either a first or second priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date.

        Main Street's private loan ("Private Loan") portfolio investments are primarily debt securities which have been originated through strategic relationships with other investment funds on a collaborative basis, and are often referred to in the debt markets as "club deals." Private Loan investments are typically similar in size, structure, terms and conditions to investments Main Street holds in its LMM portfolio and Middle Market portfolio. Main Street's Private Loan portfolio debt investments are generally secured by either a first or second priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date.

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

        Main Street's external asset management business is conducted through its External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. Main Street has entered into an agreement to provide the External Investment Manager with asset management service support in connection with its asset management business generally, and specifically for its relationship with HMS Income Fund, Inc. ("HMS Income"). Through this agreement, Main Street provides management and other services to the External Investment Manager, as well as access to Main Street's employees, infrastructure, business relationships, management expertise and capital raising capabilities. In the first quarter of 2014, Main Street began charging the External Investment Manager the cost for these services. Main Street's total expenses for the three months ended September 30, 2015 and 2014 are net of expenses charged to the External Investment Manager of $1.1 million and $0.6 million, respectively. Main Street's total expenses for the nine months ended September 30, 2015 and 2014 are net of expenses charged to the External Investment Manager of $3.1 million and $1.3 million, respectively.

        Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three and nine months ended September 30, 2015 and 2014, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        The following tables provide a summary of Main Street's investments in the LMM, Middle Market and Private Loan portfolios as of September 30, 2015 and December 31, 2014 (this information excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of September 30, 2015
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	71	86	41
Fair value	$856.4	$669.5	$252.4
Cost	$693.7	$695.2	$273.1
% of portfolio at cost—debt	70.4%	98.5%	94.9%
% of portfolio at cost—equity	29.6%	1.5%	5.1%
% of debt investments at cost secured by first priority lien	89.6%	87.8%	87.6%
Weighted-average annual effective yield(b)	12.3%	8.0%	9.5%
Average EBITDA(c)	$6.1	$97.9	$17.1

(a)
At September 30, 2015, Main Street had equity ownership in approximately 96% of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 36%.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of September 30, 2015, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares of Main Street's common stock will realize on its investment because it does not reflect Main Street's expenses or any sales load paid by an investor.

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including four LMM portfolio companies, one Middle Market portfolio company and eight Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for Main Street's investments in these

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

  portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

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

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including two LMM portfolio companies, one Middle Market portfolio company and five Private Loan portfolio companies as EBITDA is not a meaningful valuation metric for Main Street's investments in these portfolio companies companies, and those portfolio companies whose primary purpose is to own real estate.

        As of September 30, 2015, Main Street had Other Portfolio investments in seven companies, collectively totaling approximately $56.9 million in fair value and approximately $61.2 million in cost basis and which comprised approximately 3.0% of Main Street's Investment Portfolio at fair value. As of December 31, 2014, Main Street had Other Portfolio investments in six companies, collectively totaling approximately $58.9 million in fair value and approximately $56.2 million in cost basis and which comprised approximately 3.8% of Main Street's Investment Portfolio at fair value.

        As discussed further in Note A.1., Main Street holds an investment in the External Investment Manager, a wholly owned subsidiary that is treated as a portfolio investment. As of September 30, 2015, there was no cost basis in this investment and the investment had a fair value of $32.3 million, which comprised 1.7% of Main Street's Investment Portfolio at fair value. As of December 31, 2014, there was no cost basis in this investment and the investment had a fair value of $15.6 million, which comprised 1.0% of Main Street's Investment Portfolio at fair value.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of September 30, 2015 and December 31, 2014 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	September 30, 2015	December 31, 2014
First lien debt	76.1%	75.7%
Equity	12.6%	11.6%
Second lien debt	9.0%	10.0%
Equity warrants	1.3%	1.5%
Other	1.0%	1.2%

	100.0%	100.0%

Fair Value:	September 30, 2015	December 31, 2014
First lien debt	67.3%	66.9%
Equity	23.0%	21.9%
Second lien debt	8.2%	9.2%
Equity warrants	0.8%	1.0%
Other	0.7%	1.0%

	100.0%	100.0%

        The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of September 30, 2015 and December 31, 2014 (this information excludes the Other Portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	September 30, 2015	December 31, 2014
Southwest	32.2%	29.6%
Northeast	19.7%	19.9%
Midwest	16.1%	13.5%
West	14.3%	18.7%
Southeast	13.5%	15.4%
Canada	2.4%	0.7%
Other Non-United States	1.8%	2.2%

	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Fair Value:	September 30, 2015	December 31, 2014
Southwest	35.5%	33.7%
Northeast	18.0%	18.3%
West	15.4%	20.4%
Midwest	14.8%	12.7%
Southeast	12.6%	12.4%
Canada	2.1%	0.6%
Other Non-United States	1.6%	1.9%

	100.0%	100.0%

        Main Street's LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by industry at cost and fair value

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

as of September 30, 2015 and December 31, 2014 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	September 30, 2015	December 31, 2014
Hotels, Restaurants & Leisure	7.7%	5.6%
Energy Equipment & Services	7.0%	8.3%
Media	6.0%	8.3%
Machinery	5.4%	6.5%
IT Services	5.2%	5.9%
Specialty Retail	5.0%	4.7%
Software	4.7%	5.4%
Construction & Engineering	4.3%	5.3%
Diversified Telecommunication Services	4.3%	4.0%
Health Care Providers & Services	4.2%	4.9%
Internet Software & Services	3.6%	1.9%
Electronic Equipment, Instruments & Components	3.3%	3.0%
Diversified Consumer Services	3.1%	2.9%
Auto Components	2.6%	2.3%
Food Products	2.5%	1.8%
Commercial Services & Supplies	2.2%	1.0%
Oil, Gas & Consumable Fuels	2.1%	2.5%
Diversified Financial Services	2.1%	1.0%
Pharmaceuticals	1.8%	1.8%
Building Products	1.8%	1.1%
Health Care Equipment & Supplies	1.8%	2.1%
Professional Services	1.8%	1.1%
Road & Rail	1.6%	1.8%
Aerospace & Defense	1.2%	1.2%
Leisure Equipment & Products	1.2%	0.5%
Automobile	1.2%	0.8%
Chemicals	1.1%	1.3%
Air Freight & Logistics	1.1%	0.9%
Distributors	1.1%	1.0%
Trading Companies & Distributors	1.0%	1.2%
Textiles, Apparel & Luxury Goods	0.6%	1.3%
Other(1)	7.4%	8.6%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Fair Value:	September 30, 2015	December 31, 2014
Hotels, Restaurants & Leisure	7.5%	5.6%
Machinery	6.5%	8.1%
Energy Equipment & Services	6.1%	7.9%
Specialty Retail	5.7%	4.9%
Software	5.5%	5.5%
Media	5.2%	7.7%
Diversified Consumer Services	5.0%	4.4%
Construction & Engineering	4.9%	5.5%
IT Services	4.8%	5.4%
Diversified Telecommunication Services	3.8%	3.8%
Health Care Providers & Services	3.5%	4.4%
Internet Software & Services	3.3%	2.3%
Auto Components	2.8%	2.5%
Electronic Equipment, Instruments & Components	2.7%	2.5%
Road & Rail	2.5%	2.3%
Food Products	2.4%	1.6%
Diversified Financial Services	2.1%	1.0%
Commercial Services & Supplies	2.1%	1.0%
Pharmaceuticals	1.7%	1.7%
Health Care Equipment & Supplies	1.7%	1.9%
Professional Services	1.7%	1.0%
Oil, Gas & Consumable Fuels	1.6%	1.9%
Building Products	1.6%	0.9%
Air Freight & Logistics	1.2%	0.8%
Aerospace & Defense	1.1%	1.1%
Leisure Equipment & Products	1.1%	0.4%
Distributors	1.1%	1.0%
Automobile	1.1%	0.8%
Chemicals	1.0%	1.2%
Trading Companies & Distributors	0.9%	1.1%
Paper & Forest Products	0.7%	1.2%
Textiles, Apparel & Luxury Goods	0.5%	1.2%
Other(1)	6.6%	7.4%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

        At September 30, 2015 and December 31, 2014, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE D—EXTERNAL INVESTMENT MANAGER

        As discussed further in Note A.1., the External Investment Manager provides investment management and other services to External Parties. The External Investment Manager is accounted for as a portfolio investment of MSCC since the External Investment Manager conducts all of its investment management activities for parties outside of MSCC and its consolidated subsidiaries.

        During May 2012, Main Street entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income Fund, Inc. ("HMS Income"), a non-publicly traded BDC whose registration statement on Form N-2 was declared effective by the SEC in June 2012, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow it to own a registered investment adviser, Main Street assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on MSCC's ability to meet the source-of-income requirement necessary for it to maintain its RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. Based upon several fee waiver agreements with HMS Income and HMS Adviser, the External Investment Manager did not begin accruing the base management fee and incentive fees, if any, until January 1, 2014. Beginning January 1, 2015, the External Investment Manager conditionally agreed to waive a limited amount of the base management fee and incentive fees otherwise earned during the year ended December 31, 2015. During the three months ended September 30, 2015 and 2014, the External Investment Manager earned $2.1 million and $0.8 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser. During the nine months ended September 30, 2015 and 2014, the External Investment Manager earned $5.5 million and $1.7 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser.

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

        Main Street provides services to the External Investment Manager and charges the expenses necessary to perform these services to the External Investment Manager generally based on a

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

combination of the direct time spent, new investment origination activity and assets under management, depending on the nature of the expense. For the three months ended September 30, 2015 and 2014, Main Street charged $1.1 million and $0.6 million of total expenses, respectively, to the External Investment Manager. For the nine months ended September 30, 2015 and 2014, Main Street charged $3.1 million and $1.3 million of total expenses, respectively, to the External Investment Manager. The total contribution of the External Investment Manager to Main Street's net investment income consists of the combination of the expenses charged to the External Investment Manager and dividend income from the External Investment Manager. For the three months ended September 30, 2015 and 2014, the total contribution to net investment income was $1.8 million and $0.7 million, respectively. For the nine months ended September 30, 2015 and 2014, the total contribution to net investment income was $4.7 million and $1.5 million, respectively.

        Summarized financial information from the separate financial statements of the External Investment Manager as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014 is as follows:

	As of September 30,	As of December 31,
	2015	2014
	(in thousands)
Cash	$31	$130
Taxes receivable	105	—
Accounts receivable—HMS Income	2,134	1,120

Total assets	$2,270	$1,250

Accounts payable to MSCC and its subsidiaries	$1,660	$699
Dividend payable to MSCC	610	253
Taxes payable	—	298
Equity	—	—

Total liabilities and equity	$2,270	$1,250

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Management fee income	$2,105	$834	$5,500	$1,668
Expenses allocated from MSCC or its subsidiaries:
Salaries, share-based compensation and other personnel costs	(764)	(439)	(2,146)	(994)
Other G&A expenses	(381)	(177)	(987)	(349)

Total allocated expenses	(1,145)	(616)	(3,133)	(1,343)
Other direct G&A expenses	—	—	—	(2)

Total expenses	(1,145)	(616)	(3,133)	(1,345)

Pre-tax income	960	218	2,367	323
Tax expense	(350)	(87)	(847)	(129)

Net income	$610	$131	$1,520	$194

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE E—SBIC DEBENTURES

        SBIC debentures payable were $225.0 million at both September 30, 2015 and December 31, 2014, respectively. SBIC debentures provide for interest to be paid semi-annually, with principal due at the applicable 10-year maturity date of each debenture. The weighted-average annual interest rate on the SBIC debentures was 4.2% as of both September 30, 2015 and December 31, 2014. The first principal maturity due under the existing SBIC debentures is in 2017, and the remaining weighted-average duration as of September 30, 2015 was approximately 5.8 years. For the three months ended September 30, 2015 and 2014, Main Street recognized interest expense attributable to the SBIC debentures of $2.5 million in each period, respectively. For the nine months ended September 30, 2015 and 2014, Main Street recognized interest expense attributable to the SBIC debentures of $7.4 million and $7.0 million, respectively. Main Street has incurred upfront leverage and other miscellaneous fees of approximately 3.4% of the debenture principal amount. In accordance with SBA regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA. The Funds are subject to annual compliance examinations by the SBA. There have been no historical findings resulting from these examinations.

        As of September 30, 2015, the recorded value of the SBIC debentures was $223.6 million which consisted of (i) $73.8 million recorded at fair value, or $1.4 million less than the $75.2 million face value of the SBIC debentures held in MSC II, and (ii) $149.8 million reported at face value and held in MSMF. As of September 30, 2015, if Main Street had adopted the fair value option under ASC 825 for all of its SBIC debentures, Main Street estimates the fair value of its SBIC debentures would be approximately $211.1 million, or $13.9 million less than the $225.0 million face value of the SBIC debentures.

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

        Borrowings under the Credit Facility bear interest, subject to Main Street's election, on a per annum basis equal to (i) the applicable LIBOR rate (0.20% as of September 30, 2015) plus 2.00%, as long as Main Street maintains an investment grade rating (or 2.25% if Main Street does not maintain an investment grade rating) or (ii) the applicable base rate (Prime Rate of 3.25% as of September 30, 2015) plus 1.00%, as long as Main Street maintains an investment grade rating (or 1.25% if Main Street does not maintain an investment grade rating). Main Street pays unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership and assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio of at least 1.5 to 1.0, and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2019, and

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval.

        At September 30, 2015, Main Street had $346.0 million in borrowings outstanding under the Credit Facility. As of September 30, 2015, if Main Street had adopted the fair value option under ASC 825 for its Credit Facility, Main Street estimates its fair value would approximate its recorded value. Main Street recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs, of $2.2 million and $2.0 million for the three months ended September 30, 2015 and 2014, respectively and of $5.5 million and $5.3 million, respectively, for the nine months ended September 30, 2015 and 2014. As of September 30, 2015, the interest rate on the Credit Facility was 2.2%, which is consistent with the average rate for the three months ended September 30, 2015. Main Street was in compliance with all financial covenants of the Credit Facility.

NOTE G—NOTES

  6.125% Notes

        In April 2013, Main Street issued $92.0 million, including the underwriters full exercise of their option to purchase additional principal amounts to cover over-allotments, in aggregate principal amount of 6.125% Notes due 2023 (the "6.125% Notes"). The 6.125% Notes are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 6.125% Notes; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 6.125% Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at Main Street's option on or after April 1, 2018. The 6.125% Notes bear interest at a rate of 6.125% per year payable quarterly on January 1, April 1, July 1 and October 1 of each year. The total net proceeds to Main Street from the 6.125% Notes, after underwriting discounts and estimated offering expenses payable by Main Street, were approximately $89.0 million. Main Street has listed the 6.125% Notes on the New York Stock Exchange under the trading symbol "MSCA". Main Street may from time to time repurchase the 6.125% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of September 30, 2015, the outstanding balance of the 6.125% Notes was $90.7 million. As of September 30, 2015, if Main Street had adopted the fair value option under ASC 825 for the 6.125% Notes, Main Street estimates the fair value would be approximately $92.0 million. Main Street recognized interest expense related to the 6.125% Notes, including amortization of deferred loan costs, of $1.5 million for each of the three months ended September 30, 2015 and 2014. Main Street recognized interest expense related to the 6.125% Notes, including amortization of deferred loan costs, of $4.4 million for each of the nine months ended September 30, 2015 and 2014.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

  4.50% Notes

        In November 2014, Main Street issued $175.0 million in aggregate principal amount of 4.50% unsecured notes due 2019 (the "4.50% Notes") at an issue price of 99.53%. The 4.50% Notes are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 4.50% Notes; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes mature on December 1, 2019, and may be redeemed in whole or in part at any time at Main Street's option subject to certain make whole provisions. The 4.50% Notes bear interest at a rate of 4.50% per year payable semi-annually on June 1 and December 1 of each year. The total net proceeds from the 4.50% Notes, resulting from the issue price and after underwriting discounts and estimated offering expenses payable by us, were approximately $171.2 million. Main Street may from time to time repurchase the 4.50% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of September 30, 2015, the outstanding balance of the 4.50% Notes was $175.0 million. As of September 30, 2015, if Main Street had adopted the fair value option under ASC 825 for the 4.50% Notes, Main Street estimates its fair value would be approximately $179.4 million. Main Street recognized interest expense related to the 4.50% Notes, including amortization of deferred loan costs, of $2.1 million and $6.4 million for the three months and nine months ended September 30, 2015, respectively.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE H—FINANCIAL HIGHLIGHTS

	Nine Months Ended September 30,
	2015	2014
Per Share Data:
NAV at the beginning of the period	$20.85	$19.89
Net investment income(1)	1.61	1.61
Net realized gain (loss)(1)(2)	(0.19)	0.25
Net change in net unrealized appreciation(1)(2)	0.42	0.17
Income tax benefit (provision)(1)(2)	0.15	(0.20)

Net increase in net assets resulting from operations(1)	1.99	1.83
Dividends paid to stockholders from net investment income	(1.79)	(1.46)
Distributions from capital gains	(0.05)	(0.30)

Total dividends paid	(1.84)	(1.76)
Impact of the net change in monthly dividends declared prior to the end of the period and paid in the subsequent period	(0.01)	(0.01)
Accretive effect of public stock offerings (issuing shares above NAV per share)	0.71	1.07
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.08	0.09
Other(3)	0.01	(0.03)

NAV at the end of the period	$21.79	$21.08

Market value at the end of the period	$26.66	$30.64
Shares outstanding at the end of the period	50,079,178	44,945,194

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

	Nine Months Ended September 30,
	2015	2014
	(in thousands, except percentages)
NAV at end of period	$1,090,981	$947,506
Average NAV	$1,051,418	$871,964
Average outstanding debt	$742,993	$553,622
Ratio of total expenses, including income tax expense, to average NAV(1)(2)	3.38%	4.72%
Ratio of operating expenses to average NAV(2)(3)	4.05%	3.76%
Ratio of operating expenses, excluding interest expense, to average NAV(2)(3)	1.79%	1.84%
Ratio of net investment income to average NAV(2)	7.47%	7.94%
Portfolio turnover ratio(2)	16.68%	27.24%
Total investment return(2)(4)	–6.74%	–1.06%
Total return based on change in NAV(2)(5)	10.31%	9.94%

(1)
Total expenses are the sum of operating expenses and net income tax provision/benefit. Net income tax provision/benefit includes the accrual of net deferred tax provision/benefit on the net unrealized appreciation/depreciation on portfolio investments held in Taxable Subsidiaries and due to the change in net operating loss carryforwards, which are non-cash in nature and may vary significantly from period to period. Main Street is required to include net deferred tax provision/benefit in calculating its total expenses even though these net deferred taxes are not currently payable/receivable.

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

NOTE I—DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

        Main Street paid regular monthly dividends of $0.170 per share for each month of January through March 2015 and $0.175 for each month of April through September 2015, totaling approximately $26.2 million, or $0.525 per share, for the three months ended September 30, 2015, and $75.4 million, or $1.560 per share, for the nine months ended September 30, 2015. The third quarter 2015 regular

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

monthly dividends represent a 6.1% increase from the regular monthly dividends paid for the third quarter of 2014. Additionally, Main Street paid a $0.275 per share supplemental semi-annual dividend, totaling $13.7 million, in June 2015 compared to $12.3 million, or $0.275 per share, paid in June 2014. The regular monthly dividends equaled a total of approximately $22.2 million, or $0.495 per share, for the three months ended September 30, 2014, and $63.3 million, or $1.485 per share, for the nine months ended September 30, 2014.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        Listed below is a reconciliation of "Net increase in net assets resulting from operations" to taxable income and to total distributions declared to common stockholders for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,
	2015	2014
	(estimated, amounts in thousands)
Net increase in net assets resulting from operations	$96,895	$78,754
Book tax difference share-based compensation expense	(662)	3,034
Net change in net unrealized appreciation	(20,372)	(7,160)
Income tax provision (benefit)	(7,004)	8,401
Pre-tax book (income) loss not consolidated for tax purposes	15,240	(2,217)
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	992	332

Estimated taxable income(1)	85,089	81,144
Taxable income earned in prior year and carried forward for distribution in current year	38,638	37,046
Taxable income earned prior to period end and carried forward for distribution next period	(42,279)	(49,184)
Dividend payable as of period end and paid in the following period	9,014	7,641

Total distributions accrued or paid to common stockholders	$90,462	$76,647

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

        The income tax expense, or benefit, and the related tax assets and liabilities, generated by the Taxable Subsidiaries and MSCP, if any, are reflected in Main Street's consolidated financial statements. For the three months ended September 30, 2015, Main Street recognized a net income tax benefit of $3.2 million, principally consisting of deferred tax benefit of $2.7 million which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries including changes in net operating loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences and a $0.5 million benefit in other current taxes which is primarily related to a $0.7 million benefit for current U.S. federal income and state taxes, partially offset by $0.2 million accrual for excise tax on our estimated spillover taxable income. For the nine months ended September 30, 2015, Main Street recognized a net income tax benefit of $7.0 million, which principally consisted of deferred tax benefit of $8.5 million primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries including changes in net operating loss carryforwards, changes in net unrealized appreciation or depreciation and temporary book tax differences, offset by $1.5 million in other current taxes, which principally consists of $0.8 million of accruals for current U.S. federal income and state taxes, and a $0.7 million accrual for excise tax. For the three months ended September 30, 2014, Main Street recognized a net income tax provision of $3.0 million, which principally consisted of deferred taxes of $2.0 million, and $1.0 million of accruals for current U.S. federal income and excise taxes, state and other taxes. For the nine months ended September 30, 2014, Main Street recognized a net income tax provision of $8.4 million, related to deferred taxes of $6.6 million, which is primarily the result of deferred taxes on net unrealized appreciation on several of the portfolio investments held in our Taxable Subsidiaries and other taxes of $1.8 million. As of September 30, 2015, Main Street had a capital loss carryforward of $5.5 million. For federal income tax purposes, the capital loss carryforward will expire in 2020. The timing and manner in which Main Street will utilize any net loss carryforwards in any year, or in total, may be limited in the future under the provisions of the Code.

        The net deferred tax liability at September 30, 2015 and December 31, 2014 was $0.7 million and $9.2 million, respectively, primarily related to timing differences from net unrealized appreciation of portfolio investments held by the Taxable Subsidiaries, partially offset by net loss carryforwards (primarily resulting from historical realized losses on portfolio investments held by the Taxable Subsidiaries), basis differences of portfolio investments held by the Taxable Subsidiaries which are "pass-through" entities for tax purposes and excess deductions resulting from the restricted stock plans (see further discussion in Note L).

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        In accordance with the realization requirements of ASC 718, Compensation—Stock Compensation, Main Street uses tax law ordering when determining when tax benefits related to equity compensation greater than equity compensation recognized for financial reporting should be realized. For the nine months ended September 30, 2015, Main Street realized no increase to paid-in capital due to tax deductions related to equity compensation greater than equity compensation recognized for financial reporting compared to a $0.5 million increase for the corresponding period in 2014. Paid-in capital increases of $1.8 million will be recognized in future periods when such tax benefits are ultimately realized by reducing taxes payable.

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

        For the nine months ended September 30, 2015, $13.7 million of the total $89.1 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 444,957 newly issued shares and with the purchase of 3,131 shares of common stock in the open market. For the nine months ended September 30, 2014, $11.8 million of the total $75.6 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 333,657 newly issued shares and with the purchase of 31,825 shares of common stock in the open market. The shares disclosed above relate only to Main Street's DRIP and exclude any activity related to broker-managed dividend reinvestment plans.

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

        Main Street's Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2015 Equity and Incentive Plan. These shares generally vest over a three-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street's Board of Directors, net of shares forfeited, and the remaining shares of restricted stock available for issuance as of September 30, 2015.

Restricted stock authorized under the plan	3,000,000
Less net restricted stock granted during:
Nine months ended September 30, 2015	—

Restricted stock available for issuance as of September 30, 2015	3,000,000

        As of September 30, 2015, the following table summarizes the restricted stock issued to Main Street's independent directors and the remaining shares of restricted stock available for issuance pursuant to the Main Street Capital Corporation 2015 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election to the board and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period.

Restricted stock authorized under the plan	300,000
Less net restricted stock granted during:
Nine months ended September 30, 2015	(4,830)

Restricted stock available for issuance as of September 30, 2015	295,170

        For the three months ended September 30, 2015 and 2014, Main Street recognized total share-based compensation expense of $1.7 million and $1.2 million, respectively, related to the restricted stock issued to Main Street employees and independent directors, and for the nine months ended September 30, 2015 and 2014, Main Street recognized total share-based compensation expense of $4.6 million and $3.0 million, respectively, related to the restricted stock issued to Main Street employees and independent directors.

        As of September 30, 2015, there was $13.7 million of total unrecognized compensation expense related to Main Street's non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 2.3 years as of September 30, 2015.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE M—COMMITMENTS AND CONTINGENCIES

        At September 30, 2015, Main Street had the following outstanding commitments (in thousands):

Amount
Investments with equity capital commitments that have not yet funded:
Encap Energy Fund Investments
EnCap Energy Capital Fund VIII, L.P.	$1,100
EnCap Energy Capital Fund VIII Co-Investors, L.P.	243
EnCap Energy Capital Fund IX, L.P.	2,150
EnCap Energy Capital Fund X, L.P.	9,587
EnCap Flatrock Midstream Fund II, L.P.	7,587
EnCap Flatrock Midstream Fund III, L.P.	7,077

$27,744
Congruent Credit Opportunities Funds
Congruent Credit Opportunities Fund II, LP	$8,488
Congruent Credit Opportunities Fund III, LP	17,901

$26,389
I-45 SLF LLC	$17,000
Freeport Fund Investments
Freeport First Lien Loan Fund III LP	$11,741
Freeport Financial SBIC Fund LP	1,375

$13,116
Dos Rios Partners
Dos Rios Partners, LP	$4,486
Dos Rios Partners—A, LP	1,424

$5,910
Brightwood Capital Fund III, LP	$3,750
LKCM Headwater Investments I, L.P.	$2,750
Access Media Holdings, LLC	$1,299

Total equity commitments	$97,958
Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:
Volusion, LLC	$7,000
Minute Key, Inc.	6,000
Barfly Ventures, LLC	4,594
Buca C, LLC	2,670
Applied Products, Inc.	2,000

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Amount
Mid-Columbia Lumber Products, LLC	2,000
Glowpoint, Inc.	1,979
Datacom, LLC	1,800
LaMi Products, LLC	1,688
Guerdon Modular Holdings, Inc.	1,600
IDX Broker, LLC	1,475
Subsea Global Solutions, LLC	1,428
Messenger, LLC	1,228
Arcus Hunting LLC	1,080
Ceres Management, LLC (Lambs Tire & Automotive)	1,000
HW Temps LLC	800
Mystic Logistics, Inc.	800
PT Network, LLC	769
Jackmont Hospitality, Inc.	666
Vision Interests, Inc.	524
Insurance Technologies, LLC	522
Jensen Jewelers of Idaho, LLC	500
UniTek Global Services, Inc.	483
ATS Workholding, Inc.	168
Brainworks Software, LLC	111

Total loan commitments	$42,885

Total commitments	$140,843

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

NOTE N—RELATED PARTY TRANSACTIONS

        As discussed further in Note D, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of Main Street's Investment Portfolio. At September 30, 2015, Main Street had a receivable of $2.3 million due from the External Investment Manager which included approximately $1.7 million related primarily to operating expenses incurred by MSCC or its subsidiaries required to support the External Investment Manager's business, along with dividends declared but not paid by the External Investment Manager of approximately $0.6 million.

        In June 2013, Main Street adopted a deferred compensation plan for the non-employee members of its board of directors, which allows the directors at their option to defer all or a portion of the fees paid for their services as directors and have such deferred fees paid in shares of Main Street common stock within 90 days following the termination of a participant's service as a director. As of September 30, 2015, $1.0 million of directors' fees had been deferred under this plan. These deferred

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

fees represented 32,190 shares of Main Street common shares. These shares will not be issued or included as outstanding on the consolidated statement of changes in net assets until each applicable participant's end of service as a director, but are included in operating expenses and weighted-average shares outstanding on Main Street's consolidated statement of operations as earned.

NOTE O—SUBSEQUENT EVENTS

        During October 2015, Main Street declared a semi-annual supplemental cash dividend of $0.275 per share payable in December 2015. This supplemental cash dividend is in addition to the previously announced regular monthly cash dividends that Main Street declared for the fourth quarter of 2015 of $0.180 per share for each of October, November and December 2015.

        In October 2015, Main Street led a new portfolio investment totaling $15.5 million of invested capital in Apex Linen Service, Inc. ("Apex Linen") to fund Apex Linen's near-term growth opportunities, with Main Street funding $12.4 million of the investment. Main Street's investment in Apex Linen included a first-lien, senior secured term debt investment and a revolving line of credit. Main Street and its co-investor also provided a commitment for $2.5 million of additional first-lien, senior secured term debt in the near-term future upon the completion of certain conditions. In addition, Main Street and its co-investor are providing Apex Linen a conditional commitment beyond the $2.5 million of additional first-lien, senior secured term debt for additional capital to support its future growth opportunities. Headquartered in Las Vegas, Nevada, and founded in 2010 by long-established industry experts, Apex Linen provides commercial laundry and linen services to the hotel and gaming industry in the Las Vegas metropolitan area.

        In November 2015, Main Street declared regular monthly dividends of $0.180 per share for each month of January, February and March of 2016. These regular monthly dividends equal a total of $0.540 per share for the first quarter of 2016 and represent a 5.9% increase from the regular monthly dividends declared for the first quarter of 2015. Including the regular monthly dividends declared for the first quarter of 2016, Main Street will have paid $16.420 per share in cumulative dividends since its October 2007 initial public offering.

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments in and Advances to Affiliates
Nine Months Ended September 30, 2015

Company	Investments(1)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2014 Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2015 Fair Value
Control Investments
Access Media	5.00% Current / 5.00% PIK Secured Debt		—	21,284	2,500	18,784
Holdings, LLC	Preferred Member Units		—	3,201	—	3,201
	Member Units		—	1	1	—

ASC Interests, LLC	11% Secured Debt	247	3,000	11	261	2,750
	Member Units	90	1,970	260	—	2,230

Bond-Coat, Inc.	12% Secured Debt	1,116	13,570	41	2,015	11,596
	Common Stock		11,210	—	1,000	10,210

Café Brazil, LLC	Member Units	814	6,980	350	—	7,330
California Healthcare	9% Secured Debt	361	8,703	135	8,838	—
Medical Billing, Inc.	Warrants		3,480	—	3,480	—
	Common Stock		1,460	—	1,460	—

CBT Nuggets, LLC	Member Units	3,517	27,200	11,690	—	38,890

Ceres Management, LLC	14% Secured Debt	415	3,916	4,424	270	8,070
(Lambs Tire &	Class B Member Units	376	4,048	376	4,424	—
Automotive)	Member Units		2,510	1,910	—	4,420
	9.5% Secured Debt	68	968	—	37	931
	Member Units	56	1,240	—	—	1,240

CMS Minerals LLC	Preferred Member Units	896	—	7,672	479	7,193

Datacom, LLC	10.5% Secured Debt	950	11,103	14	—	11,117
	8% Secured Debt	21	—	900	900	—
	Preferred Member Units	10	6,030	1,137	460	6,707

Garreco, LLC	14% Secured Debt	618	5,320	413	—	5,733
	Member Units	(45)	1,360	110	—	1,470

GRT Rubber	LIBOR Plus 9.00% (Floor 1.00%)	1,363	16,585	23	419	16,189
Technologies LLC	Member Units	42	13,065	—	—	13,065

Gulf Manufacturing, LLC	9% PIK Secured Debt	51	744	33	—	777
	Member Units	543	16,540	—	1,410	15,130

Harrison Hydra-Gen, Ltd.	12% Secured Debt	546	5,487	78	555	5,010
	Preferred Stock	76	1,260	76	—	1,336
	Common Stock		1,830	470	—	2,300

Hawthorne Customs and	Member Units	54	370	210	—	580
Dispatch Services, LLC	Member Units	132	2,220	—	—	2,220

HW Temps LLC	LIBOR Plus 9.50% (Floor 1.00%)	369	—	9,880	—	9,880
	Preferred Member Units	184	—	3,942	—	3,942

Hydratec, Inc.	Common Stock	1,535	13,720	1,230	—	14,950
	9% Secured Debt	4	—	500	500	—

IDX Broker, LLC	LIBOR Plus 6.50% (Floor 1.50%)	10	125	—	100	25
	12.5% Secured Debt	1,088	10,571	793	14	11,350
	Member Units		5,450	990	—	6,440

Impact Telecom, Inc.	LIBOR Plus 6.50% (Floor 2.00%)	118	1,569	1	—	1,570
	13% Secured Debt	2,596	15,515	378	—	15,893
	Warrants		4,160	—	—	4,160

Indianapolis Aviation	15% Secured Debt	432	3,100	—	—	3,100
Partners, LLC	Warrants		2,540	—	—	2,540

Jensen Jewelers of	Prime Plus 6.75% (Floor 2.00%)	345	3,655	1,002	452	4,205
Idaho, LLC	Member Units	916	3,580	1,170	—	4,750

Lighting Unlimited, LLC	8% Secured Debt	92	1,550	—	36	1,514
	Preferred Equity		439	—	5	434
	Warrants		40	—	—	40
	Member Units	100	360	60	—	420

Marine Shelters	12% Secured Debt	930	10,112	178	1,602	8,688
Holdings, LLC (LoneStar	Preferred Member Units		3,750	1,602	—	5,352
Marine Shelters)

Company	Investments(1)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2014 Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2015 Fair Value
MH Corbin Holding LLC	10% Secured Debt	124	—	13,864	—	13,864
	Preferred Member Units	12	—	6,000	—	6,000

Mid-Columbia Lumber	10% Secured Debt	133	1,750	—	—	1,750
Products, LLC	12% Secured Debt	355	3,900	—	—	3,900
	Member Units	(56)	10,180	—	6,200	3,980
	9.5% Secured Debt	65	927	—	34	893
	Member Units	18	550	—	—	550

MSC Adviser I, LLC	Member Units	1,519	15,580	16,725	—	32,305

Mystic Logistics, Inc	12% Secured Debt	940	9,790	210	552	9,448
	Common Stock	112	2,720	3,860	—	6,580

NAPCO Precast, LLC	Prime Plus 2.00% (Floor 7.00%)	257	625	10	10	625
	Prime Plus 2.00% (Floor 7.00%)	629	2,923	5	5	2,923
	18% Secured Debt		4,468	13	13	4,468
	Member Units	658	7,560	1,030	—	8,590

NRI Clinical	14% Secured Debt	590	4,779	19	148	4,650
Research, LLC	Warrants		160	30	—	190
	Member Units		722	380	50	1,052

NRP Jones, LLC	12% Secured Debt	1,370	11,590	1,471	176	12,885
	Warrants		970	—	520	450
	Member Units		3,190	—	1,710	1,480

OMi Holdings, Inc.	Common Stock		13,420	—	—	13,420

Pegasus Research	Member Units	336	5,860	630	—	6,490
Group, LLC (Televerde)

PPL RVs, Inc.	11.1% Secured Debt	865	7,860	2,112	262	9,710
	Common Stock		8,160	550	—	8,710

Principle	12% Secured Debt	536	4,060	166	166	4,060
Environmental, LLC	12% Current / 2% PIK Secured Debt	356	3,244	61	11	3,294
	Preferred Member Units	262	11,830	—	2,270	9,560
	Warrants		720	—	190	530

QLS Holdings, LLC	8% Secured Debt	160	—	6,410	—	6,410
	Member Units		—	2,638	—	2,638

River Aggregates, LLC	Zero Coupon Secured Debt	72	468	72	—	540
	12% Secure Debt	16	500	—	500	—
	Member Units	154	2,570	1,260	—	3,830
	Member Units		369	1,991	—	2,360

SoftTouch Medical	LIBOR Plus 9.00% (Floor 1.00%)	748	8,417	13	255	8,175
Holdings LLC	Member Units	525	5,015	410	85	5,340

Southern RV, LLC	13% Secured Debt	1,146	11,400	22	22	11,400
	Member Units	933	4,920	6,680	—	11,600
	13% Secured Debt	327	3,250	6	6	3,250
	Member Units		470	70	—	540

The MPI Group, LLC	9% Secured Debt	279	2,724	196	—	2,920
	Series A Preferred Units		980	—	—	980
	Warrants		—	—	—	—
	Member Units		2,300	—	70	2,230

Travis Acquisition LLC	12% Secured Debt	498	4,693	28	1,093	3,628
	Member Units		13,650	460	—	14,110

Uvalco Supply, LLC	9% Secured Debt	107	1,802	—	384	1,418
	Member Units	106	3,500	—	290	3,210

Vision Interests, Inc.	13% Secured Debt	325	3,154	27	66	3,115
	Series A Preferred Stock		3,250	300	—	3,550
	Common Stock		100	110	—	210

Ziegler's NYPD, LLC	6.5% Secured Debt	75	1,491	1	500	992
	14% Secured Debt	296	4,880	629	2,759	2,750
	12% Secured Debt	41	—	500	—	500
	Warrants		—	—	—	—
	Member Units		—	2,909	669	2,240

Other
Amounts from investments transferred from other 1940 Act classification during the period		339	—	—	—	—

		36,264	469,846	148,413	50,234	568,025

Company	Investments(1)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2014 Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2015 Fair Value
Affiliate Investments
AFG Capital Group, LLC	11% Secured Debt	1,069	6,465	5,734	—	12,199
	Warrants		259	151	—	410
	Member Units		1,200	500	—	1,700

Boss Industries, LLC	Preferred Member Units	280	2,000	543	—	2,543

Bridge Capital Solutions	13% Secured Debt	706	5,837	1,035	—	6,872
Corporation	Warrants		710	310	—	1,020

Buca C, LLC	LIBOR Plus 7.25% (Floor 1.00%)	815	—	25,288	—	25,288
	Preferred Member Units	56	—	3,656	—	3,656

CAI Software LLC	12% Secured Debt	493	5,348	10	428	4,930
	Member Units	—	654	186	—	840

Condit Exhibits, LLC	Member Units	18	610	160	—	770

Congruent Credit	LP Interests (Fund II, LP)	1,081	18,378	—	14,150	4,228
Opportunities Funds	LP Interests (Fund III, LP)	—	7,734	4,488	—	12,222

Daseke, Inc.	12% Current / 2.5% PIK Secured Debt	2,364	20,723	446	51	21,118
	Common Stock		13,780	8,880	—	22,660

Dos Rios Partners	LP Interests (Fund)	—	2,325	779	1,073	2,031
	LP Interests (Fund A)	—	738	247	337	648

East Teak Fine	Common Stock	12	860	—	—	860
Hardwoods, Inc.

East West Copolymer &	12% Secured Debt	893	9,436	20	—	9,456
Rubber, LLC	Warrants		50	—	—	50

Freeport Financial SBIC	LP Interests	150	—	759	—	759
Fund LP	LP Interests	313	4,677	1,297	—	5,974

Gault Financial, LLC	10% Secured Debt	1,140	10,782	109	—	10,891
(RMB Capital, LLC)	Warrants		—	—	—	—

Glowpoint, Inc.	8% Secured Debt	17	396	87	465	18
	12% Secured Debt	838	8,909	15	—	8,924
	Common Stock		8,480	158	4,178	4,460

Guerdon Modular	11% Secured Debt	992	11,044	29	800	10,273
Holdings, Inc.	Common Stock		2,400	583	393	2,590

Houston Plating and	Member Units	230	11,470	—	650	10,820
Coatings, LLC

Indianhead Pipeline	12% Secured Debt	690	6,625	96	675	6,046
Services, LLC	Preferred Member Units	52	1,960	342	—	2,302
	Warrants		—	—	—	—
	Member Units		—	—	—	—

KBK Industries, LLC	12.5% Secured Debt	720	8,250	22	2,072	6,200
	Member Units	159	6,120	—	2,030	4,090

L.F. Manufacturing	Member Units	68	2,374	—	584	1,790
Holdings, LLC

MPS Denver, LLC	Member Units		1,130	—	—	1,130

OnAsset Intelligence, Inc.	12% PIK Secured Debt	335	3,553	334		3,887
	Preferred Stock	34	2,700	34	1,354	1,380
	Warrants		—	—	—	—

OPI International Ltd.	10% Unsecured Debt	12	—	244	—	244
	Common Stock		4,971	—	1,771	3,200

PCI Holding Company, Inc.	Preferred Stock	367	4,430	366	46	4,750

Rocaceia, LLC (Quality	12% Secured Debt		11,500	300	11,550	250
Lease and Rental	8% Secured Debt		157	—	157	—
Holdings, LLC)	Preferred Member Units		—	—	—	—

Radial Drilling	12% Secured Debt	526	3,792	144	1,936	2,000
Services Inc.	Warrants		—	—	—	—

Samba Holdings, Inc.	12.5% Secured Debt	2,570	26,418	88	841	25,665
	Common Stock		6,030	14,380	—	20,410

SYNEO, LLC	12% Secured Debt	182	2,674	26	2,700	—
	Member Units	(27)	801	—	801	—

Company	Investments(1)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2014 Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2015 Fair Value
Tin Roof Acquisition	12% Secured Debt	1,420	13,861	37	—	13,898
Company	Class C Preferred Stock	174	2,241	174	—	2,415

Universal Wellhead Services	Class A Units	119	—	4,000	909	3,091
Holdings, LLC

Volusion, LLC	10.5% Secured Debt	1,049	—	16,139	—	16,139
	Warrants		—	1,400	—	1,400
	Preferred Member Units		—	14,000	—	14,000

Other
Amounts from investments transferred from other 1940 Act classification during the period		(55)	13,823	—	—	—
		19,862	278,675	107,596	49,951	322,497

  This schedule should be read in conjunction with Main Street's consolidated financial statements, including the consolidated schedule of investments and notes to the consolidated financial statements.

(1)
The principal amount, the ownership detail for equity investments and if the investment is income producing is included in the consolidated schedule of investments.

(2)
Represents the total amount of interest, fees and dividends credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income related to the time period it was in the category other than the one shown at period-end is included in "Amounts from investments transferred from other 1940 Act classifications during the period".

(3)
Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in net unrealized depreciation as well as the movement of an existing portfolio company into this category and out of a different category.

(4)
Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in net unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information in this section contains forward-looking statements that involve risks and uncertainties. Please see "Risk Factors" and "Cautionary Statement Concerning Forward-Looking Statements" in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the "SEC") on February 27, 2015, and "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed with the SEC on August 7, 2015, for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the consolidated financial statements and related notes and other financial information included in the Annual Report on Form 10-K for the year ended December 31, 2014.

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

OVERVIEW

        Our principal investment objective is to maximize our portfolio's total return by generating current income from our debt investments and capital appreciation from our equity and equity related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. Our LMM companies generally have annual revenues between $10 million and $150 million, and our LMM portfolio investments generally range in size from $5 million to $50 million. Our Middle Market investments are made in businesses that are generally larger in size than our LMM portfolio companies, with annual revenues typically between $150 million and $1.5 billion, and our Middle Market investments generally range in size from $3 million to $15 million. Our private loan ("Private Loan") portfolio investments are primarily debt securities which have been originated through strategic relationships with other investment funds on a collaborative basis. Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio.

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

        Our external asset management business is conducted through our External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. We have entered into an agreement to provide the External Investment Manager with asset management service support in connection with its asset management business generally, and specifically for its relationship with HMS Income Fund, Inc. ("HMS Income"). Through this agreement, we provide management and other services to the External Investment Manager, as well as access to our employees, infrastructure, business relationships, management expertise and capital raising capabilities. In the first quarter of 2014, we began charging the External Investment Manager for these services. Our total expenses for the three months ended September 30, 2015 and 2014 are net of expenses charged to the External Investment Manager of $1.1 million and $0.6 million, respectively. Our total expenses for the nine months ended September 30, 2015 and 2014 are net of expenses charged to the External Investment Manager of $3.1 million and $1.3 million, respectively. The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses charged to the External Investment Manager and dividend income from the External Investment Manager. For the three months ended September 30, 2015 and 2014, the total contribution to net investment income was $1.8 million and $0.7 million, respectively. For the nine months ended September 30, 2015 and 2014, the total contribution to net investment income was $4.7 million and $1.5 million, respectively.

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

        Private Loan portfolio investments are primarily debt securities which have been originated through strategic relationships with other investment funds on a collaborative basis, and are often referred to in the debt markets as "club deals." Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio. Our Private Loan portfolio debt investments are generally secured by either a first or second priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date.

        The following tables provide a summary of our investments in the LMM, Middle Market and Private Loan portfolios as of September 30, 2015 and December 31, 2014 (this information excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of September 30, 2015
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	71	86	41
Fair value	$856.4	$669.5	$252.4
Cost	$693.7	$695.2	$273.1
% of portfolio at cost—debt	70.4%	98.5%	94.9%
% of portfolio at cost—equity	29.6%	1.5%	5.1%
% of debt investments at cost secured by first priority lien	89.6%	87.8%	87.6%
Weighted-average annual effective yield(b)	12.3%	8.0%	9.5%
Average EBITDA(c)	$6.1	$97.9	$17.1

(a)
At September 30, 2015, we had equity ownership in approximately 96% of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 36%.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of September 30, 2015, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares of our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including four LMM portfolio companies, one Middle Market portfolio company and eight Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

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

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including two LMM portfolio companies, one Middle Market portfolio company and five Private Loan portfolio companies as EBITDA is not a meaningful valuation metric for Main Street's investments in these portfolio companies companies, and those portfolio companies whose primary purpose is to own real estate.

        As of September 30, 2015, we had Other Portfolio investments in seven companies, collectively totaling approximately $56.9 million in fair value and approximately $61.2 million in cost basis and which comprised approximately 3.0% of our Investment Portfolio (as defined in "—Critical Accounting Policies—Basis of Presentation" below) at fair value. As of December 31, 2014, we had Other Portfolio investments in six companies, collectively totaling approximately $58.9 million in fair value and approximately $56.2 million in cost basis and which comprised approximately 3.8% of our Investment Portfolio at fair value.

        As previously discussed, the External Investment Manager is a wholly owned subsidiary that is treated as a portfolio investment. As of September 30, 2015, there was no cost basis in this investment and the investment had a fair value of $32.3 million, which comprised 1.7% of our Investment Portfolio at fair value. As of December 31, 2014, there was no cost basis in this investment and the investment had a fair value of $15.6 million, which comprised 1.0% of our Investment Portfolio at fair value.

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

        Because we are internally managed, we do not pay any external investment advisory fees, but instead incur the operating costs associated with employing investment and portfolio management professionals ourselves. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio. For the three months ended September 30, 2015 and 2014, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.3% and 1.4%, respectively, on an annualized basis. For the nine months ended September 30, 2015 and 2014, the ratio of our total operating expenses, excluding interest expense as a percentage of our quarterly average total assets was 1.4% and 1.5%, respectively, on an annualized basis and 1.4% for the year ended December 31, 2014.

        The total investment return on our shares of common stock for the nine months ended September 30, 2015 and 2014 was (6.74%) and (1.06%), respectively. Total investment return is based on the purchase of our stock at the current market price on the first day and a sale at the current market price on the last day of each period reported and assumes reinvestment of dividends at prices obtained by our dividend reinvestment plan during the period. The return does not reflect any sales load that may be paid by an investor.

        During May 2012, we entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income Fund, Inc. ("HMS Income"), a non-publicly traded BDC whose registration statement on Form N-2 was declared effective by the SEC in June 2012, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow us to own a registered investment adviser, we assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on MSCC's ability to meet the source-of-income requirement necessary for us to maintain our RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. Based upon several fee waiver agreements with HMS Income and HMS Adviser, the External Investment Manager did not begin accruing the base management fee and incentive fees, if any, until January 1, 2014. Beginning January 1, 2015, the External Investment Manager conditionally agreed to waive a limited amount of the base management fee and incentive fees otherwise earned during the year ended December 31, 2015. During the three months ended September 30, 2015 and

2014, the External Investment Manager earned $2.1 million and $0.8 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser. During the nine months ended September 30, 2015 and 2014, the External Investment Manager earned $5.5 million and $1.7 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser.

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

CRITICAL ACCOUNTING POLICIES

  Basis of Presentation

        Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For each of the periods presented herein, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of our investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments, and the investment in the External Investment Manager, but excludes all "Marketable securities and idle funds investments". "Marketable securities and idle funds investments" are classified as financial instruments and are reported separately on our consolidated balance sheets and consolidated schedules of investments due to the nature of such investments. Our results of operations for the three and nine months ended September 30, 2015 and 2014, cash flows for the nine months ended September 30, 2015 and 2014, and financial position as of September 30, 2015 and December 31, 2014, are presented on a consolidated basis. The effects of all intercompany transactions between us and our consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform to the current presentation, including reclassifying the expenses charged to the External Investment Manager.

        Our accompanying unaudited consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

  Investment Portfolio Valuation

        The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. As of September 30, 2015 and December 31, 2014, our Investment Portfolio valued at fair value represented approximately 96% and 92% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact.

        Our portfolio strategy calls for us to invest primarily in illiquid debt and equity securities issued by private, LMM companies and more liquid debt securities issued by Middle Market companies that are generally larger in size than the LMM companies. We categorize some of our investments in LMM companies and Middle Market companies as Private Loan investments which are investments, generally in debt instruments, that we originate on a collaborative basis with other investment funds, and are often referred to in the debt markets as "club deals." Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio. Our portfolio also includes Other Portfolio investments which primarily consist of investments that are not consistent with the typical profiles for our LMM portfolio investments, Middle Market portfolio investments or Private Loan portfolio investments, including investments which may be managed by third parties. Our portfolio investments may be subject to restrictions on resale.

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

        Pursuant to our internal valuation process and the requirements under the 1940 Act, we perform valuation procedures on our portfolio investments quarterly. In addition to our internal valuation process, in determining the estimates of fair value for our investments in LMM portfolio companies, we, among other things, consult with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations and recommendations regarding our determinations of the fair value of our LMM portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to our investments in each LMM portfolio company at least once in every calendar year, and for our investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result is not in our stockholders' best interest, to consult with the nationally recognized independent financial advisory services firm on our investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of our investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. We consulted with our independent financial advisory services firm in arriving at our determination of fair value on our investments in a total of 44 LMM portfolio companies for the nine months ended September 30, 2015, representing approximately 75% of the total LMM portfolio at fair value as of September 30, 2015, and on a total of 42 LMM portfolio companies for the nine months ended September 30, 2014, representing approximately 74% of the total LMM portfolio at fair value as of September 30, 2014. Excluding our investments in new LMM portfolio companies which have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment as of September 30, 2015 and 2014, as applicable, and our investments in the LMM portfolio companies that were not reviewed because their equity is publicly traded, the percentage of the LMM portfolio reviewed by our independent financial advisory services firm for the nine months ended September 30, 2015 and 2014 was 82% and 83% of the total LMM portfolio at fair value as of September 30, 2015 and 2014, respectively.

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

        For valuation purposes, all of our Private Loan portfolio investments are non-control investments. For Private Loan portfolio investments for which we have determined that third-party quotes or other independent pricing are not available or appropriate, we generally estimate the fair value based on the assumptions that we believe hypothetical market participants would use to value such Private Loan debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Private Loan equity investments in a current hypothetical sale using the Waterfall valuation method. The nationally recognized independent financial advisory services firm analyzes and provides observations and recommendations regarding our determinations of the fair value of our Private Loan portfolio company investments.

        For valuation purposes, all of our Other Portfolio investments are non-control investments. Our Other Portfolio investments comprised approximately 3.0% and 3.8%, respectively, of our Investment Portfolio at fair value as of September 30, 2015 and December 31, 2014. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For our Other Portfolio equity investments, we generally determine the fair value of our investments using the NAV valuation method. For Other Portfolio debt investments, we generally determine the fair value of these investments through obtaining third-party quotes or other independent pricing to the extent that these inputs are available and appropriate to determine fair value. For Other Portfolio debt investments for which we have determined that third-party quotes or other independent pricing are not available or appropriate, we generally estimate the fair value based on the assumptions that we believe hypothetical market participants would use to value such Other Portfolio debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method.

        For valuation purposes, our investment in the External Investment Manager is a control investment. Market quotations are not readily available for this investment, and as a result, we determine the fair value of the External Investment Manager using the Waterfall valuation method under the market approach. In estimating the enterprise value, we analyze various factors, including the entity's historical and projected financial results, as well as its size, marketability and performance relative to the population of market comparables. This valuation approach estimates the value of the investment as if we were to sell, or exit, the investment. In addition, we consider the value associated with our ability to control the capital structure of the company, as well as the timing of a potential exit.

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

        Our Board of Directors has the final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our Investment Portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our Investment Portfolio as of September 30, 2015 and December 31, 2014 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

  Payment-in-Kind ("PIK") Interest and Cumulative Dividends

        We hold certain debt and preferred equity instruments in our Investment Portfolio that contain payment-in-kind ("PIK") interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended September 30, 2015 and 2014, (i) approximately 2.2% and 2.5%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.2% and 1.8%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash. For the nine months ended September 30, 2015 and 2014, (i) approximately 2.1% and 3.9%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.0% and 1.4%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.

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

        Our Private Loan portfolio investments are primarily debt securities which have been originated through strategic relationships with other investment funds on a collaborative basis, and are often referred to in the debt markets as "club deals." Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio. Our Private Loan portfolio debt investments are generally secured by either a first or second priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date.

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

        Our external asset management business is conducted through our External Investment Manager. We have entered into an agreement to provide the External Investment Manager with asset management service support in connection with its asset management business generally, and specifically for its relationship with HMS Income Fund, Inc. ("HMS Income"). Through this agreement, we provide management and other services to the External Investment Manager, as well as access to our employees, infrastructure, business relationships, management expertise and capital raising capabilities. In the first quarter of 2014, we began charging the External Investment Manager for these services. Our total expenses for the three months ended September 30, 2015 and 2014 are net of expenses charged to the External Investment Manager of $1.1 million and $0.6 million, respectively. Our total expenses for the nine months ended September 30, 2015 and 2014 are net of expenses charged to the External Investment Manager of $3.1 million and $1.3 million, respectively. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed.

        The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments as of September 30, 2015 and December 31, 2014 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	September 30, 2015	December 31, 2014
First lien debt	76.1%	75.7%
Equity	12.6%	11.6%
Second lien debt	9.0%	10.0%
Equity warrants	1.3%	1.5%
Other	1.0%	1.2%

	100.0%	100.0%

Fair Value:	September 30, 2015	December 31, 2014
First lien debt	67.3%	66.9%
Equity	23.0%	21.9%
Second lien debt	8.2%	9.2%
Equity warrants	0.8%	1.0%
Other	0.7%	1.0%

	100.0%	100.0%

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

        The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of September 30, 2015 and December 31, 2014:

	As of September 30, 2015		As of December 31, 2014
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
		(in thousands, except percentages)
1	$308,947	36.1%	$287,693	39.2%
2	149,100	17.4%	133,266	18.2%
3	280,574	32.8%	239,100	32.6%
4	117,500	13.7%	61,475	8.4%
5	250	0.0%	11,657	1.6%

Total	$856,371	100.0%	$733,191	100.0%

        Based upon our investment rating system, the weighted-average rating of our LMM portfolio was approximately 2.2 as of both September 30, 2015 and December 31, 2014.

        As of September 30, 2015, our total Investment Portfolio had four investments on non-accrual status, which included one fully-impaired debt investment and comprised approximately 0.2% of its fair value and 3.0% of our cost. As of December 31, 2014, our total Investment Portfolio had five investments with positive fair value on non-accrual status, which comprised approximately 1.7% of its fair value and 4.7% of its cost.

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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

  Comparison of the three months ended September 30, 2015 and September 30, 2014

	Three Months Ended September 30,		Net Change
	2015	2014	Amount	%
	(in thousands)
Total investment income	$42,608	$36,351	$6,257	17%
Total expenses	(14,747)	(11,464)	(3,283)	29%

Net investment income	27,861	24,887	2,974	12%
Net realized gain (loss) from investments	(1,343)	15,710	(17,053)
Net change in net unrealized appreciation (depreciation) from:
Portfolio investments	(8,389)	(6,891)	(1,498)
SBIC debentures and marketable securities and idle funds	(698)	(9,175)	8,477

Total net change in net unrealized appreciation (depreciation)	(9,087)	(16,066)	6,979
Income tax benefit (provision)	3,237	(2,962)	6,199

Net increase in net assets resulting from operations	$20,668	$21,569	$(901)	(4%	)

	Three Months Ended September 30,		Net Change
	2015	2014	Amount	%
	(in thousands, except per share amounts)
Net investment income	$27,861	$24,887	$2,974	12%
Share-based compensation expense	1,651	1,208	443	37%

Distributable net investment income(a)	$29,512	$26,095	$3,417	13%

Distributable net investment income per share—Basic and diluted(a)	$0.59	$0.58	$0.01	2%

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

  Investment Income

        For the three months ended September 30, 2015, total investment income was $42.6 million, a 17% increase over the $36.4 million of total investment income for the corresponding period of 2014. This comparable period increase was principally attributable to (i) a $6.5 million increase in interest income primarily from higher average levels of portfolio debt investments and (ii) a $1.0 million increase in dividend income from Investment Portfolio equity investments, with these increases partially offset by a $1.4 million decrease in fee income. The $6.3 million increase in total investment income in the three months ended September 30, 2015 includes a $1.1 million net decrease in investment income related to accelerated prepayment and repricing activity and other one-time fees for certain Investment Portfolio debt investments and a decrease of $0.4 million related to unusual dividend income activity during the period when compared to the same period in 2014.

  Expenses

        For the three months ended September 30, 2015, total expenses increased to $14.7 million from $11.5 million for the corresponding period of 2014. This comparable period increase in operating expenses was principally attributable to (i) a $2.3 million increase in interest expense, primarily as a result of the issuance of our 4.50% Notes due 2019 (the "4.50% Notes") in November 2014, (ii) a $0.7 million increase in compensation expense related to increases in the number of personnel, base compensation levels and incentive compensation accruals, (iii) a $0.4 million increase in share-based compensation expense, and (iv) a $0.3 million increase in general and other administrative expenses, with these increases partially offset by a $0.5 million increase in the expenses charged to the External Investment Manager (see further discussion in "Overview"), in each case when compared to the prior year. For the three months ended September 30, 2015, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.3% on an annualized basis, compared to 1.4% on an annualized basis for the three months ended September 30, 2014 and 1.4% for the year ended December 31, 2014.

  Distributable Net Investment Income

        For the three months ended September 30, 2015, distributable net investment income increased 13% to $29.5 million, or $0.59 per share, compared with $26.1 million, or $0.58 per share, in the corresponding period of 2014. The increase in distributable net investment income was primarily due to the higher level of total investment income, partially offset by higher operating expenses as discussed above. Distributable net investment income on a per share basis for the three months ended September 30, 2015 reflects (i) a decrease of approximately $0.03 per share from the comparable period in 2014 attributable to the net decrease in the comparable levels of accelerated prepayment and repricing activity for certain Investment Portfolio debt investments, (ii) a decrease of approximately $0.01 per share attributable to the change in the unusual dividend income as discussed above and (iii) a greater number of average shares outstanding compared to the corresponding period in 2014 primarily due to the March 2015 equity offering.

  Net Investment Income

        Net investment income for the three months ended September 30, 2015 was $27.9 million, or a 12% increase, compared to net investment income of $24.9 million for the corresponding period of 2014. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses as discussed above.

  Net Increase in Net Assets Resulting from Operations

        The net increase in net assets resulting from operations during the three months ended September 30, 2015 was $20.7 million, or $0.41 per share, compared with $21.6 million, or $0.48 per share, during the three months ended September 30, 2014. This decrease from the prior year period was primarily the result of a $17.1 million change in the net realized gain/loss from investments from a net realized gain of $15.7 million during the three months ended September 30, 2014 to a net realized loss of $1.3 million for the three months ended September 30, 2015, partially offset by (i) a $3.0 million increase in net investment income as discussed above, (ii) a $7.0 million improvement in the net change in unrealized depreciation to net unrealized depreciation of $9.1 million for the three months ended September 30, 2015, and (iii) a $6.2 million change in the income tax benefit/provision from the prior year period to an income tax benefit of $3.2 million for the three months ended September 30, 2015. The net realized loss of $1.3 million for the three months ended September 30, 2015 was primarily the result of the net realized losses on the restructure of a Private Loan investment of $6.0 million and on the exits of Marketable securities and idle funds investments of $1.1 million, partially offset by the net realized gain on the exit of a LMM investment of $6.0 million.

        The following table provides a summary of the total net change in unrealized depreciation of $9.1 million for the three months ended September 30, 2015:

	Three Months Ended September 30, 2015
	LMM(a)	Middle Market	Private Loan	Other(b)	Total
	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized gains/(losses) recognized during period	$(5.7)	$(0.3)	$5.4	$(0.1)	$(0.7)
Net unrealized appreciation (depreciation) relating to portfolio investments	17.0	(15.6)	(8.3)	(0.7)	(7.6)

Total net unrealized appreciation (depreciation) relating to portfolio investments	$11.3	$(15.9)	$(2.9)	$(0.8)	$(8.3)

Net unrealized depreciation relating to marketable securities					(0.7)
Unrealized depreciation relating to SBIC debentures(c)					(0.1)

Total net unrealized depreciation					$(9.1)

(a)
LMM includes unrealized appreciation on 18 LMM portfolio investments and unrealized depreciation on 10 LMM portfolio investments.

(b)
Other includes $2.4 million of unrealized appreciation relating to the External Investment Manager, offset by $3.1 million of net unrealized depreciation relating to the Other Portfolio.

(c)
Relates to unrealized depreciation on the SBIC debentures held by MSC II which are accounted for on a fair value basis.

        The income tax benefit for the three months ended September 30, 2015 of $3.2 million principally consisted of (i) a deferred tax benefit of $2.7 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in net operating loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book tax differences, and an other current tax benefit of $0.5 million, which is primarily related to a $0.7 million benefit for U.S. federal income, state and other taxes, partially offset by $0.2 million in excise taxes.

  Comparison of the nine months ended September 30, 2015 and September 30, 2014

	Nine Months Ended September 30,		Net Change
	2015	2014	Amount	%
	(in thousands)
Total investment income	$121,096	$102,004	$19,092	19%
Total expenses	(42,540)	(32,798)	(9,742)	30%

Net investment income	78,556	69,206	9,350	14%
Net realized gain (loss) from investments	(9,037)	10,789	(19,826)	(184%	)
Net change in net unrealized appreciation (depreciation) from:
Portfolio investments	21,716	17,018	4,698
SBIC debentures and marketable securities and idle funds	(1,344)	(9,858)	8,514

Total net change in net unrealized appreciation (depreciation)	20,372	7,160	13,212
Income tax benefit (provision)	7,004	(8,401)	15,405

Net increase in net assets resulting from operations	$96,895	$78,754	$18,141	23%

	Nine Months Ended September 30,		Net Change
	2015	2014	Amount	%
	(in thousands, except per share amounts)
Net investment income	$78,556	$69,206	$9,350	14%
Share-based compensation expense	4,592	3,034	1,558	51%

Distributable net investment income(a)	83,148	72,240	10,908	15%
Distributable net investment income per share—Basic and diluted(a)	$1.71	$1.68	$0.03	2%

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

  Investment Income

        For the nine months ended September 30, 2015, total investment income was $121.1 million, a 19% increase over the $102.0 million of total investment income for the corresponding period of 2014. This comparable period increase was principally attributable to (i) a $15.7 million increase in interest income primarily related to $17.6 million of interest income from higher average levels of portfolio debt investments, (ii) a $1.2 million increase in fee income and (iii) a $1.9 million increase in dividend income from Investment Portfolio equity investments. The $19.1 million increase in total investment income in the nine months ended September 30, 2015 includes a decrease of $1.5 million of total investment income related to higher accelerated prepayment and repricing activity and other one-time fees for certain Investment Portfolio debt investments when compared to the same period in 2014, which such decrease consisting of a decrease in interest income of $1.8 million relating to accelerated prepayments or repricing activity, partially offset by an increase in fee income of $0.3 million relating to such activity and other one-time transactions, and a decrease of $0.9 million related to unusual dividend income activity during the period when compared to the same period in 2014.

  Expenses

        For the nine months ended September 30, 2015, total expenses increased to $42.5 million from $32.8 million for the corresponding period of 2014. This comparable period increase in operating expenses was principally attributable to (i) a $7.0 million increase in interest expense, primarily as a result of the issuance of our 4.50% Notes in November 2014 when compared to the prior year period, (ii) a $1.9 million increase in compensation expense related to increases in the number of personnel, base compensation levels and incentive compensation accruals, (iii) a $1.6 million increase in share-based compensation expense and (iv) a $1.0 million increase in general and other administrative expenses, with these increases partially offset by a $1.8 million increase in the expenses charged to the External Investment Manager (see further discussion in "Overview"), in each case when compared to the prior year. For the nine months ended September 30, 2015, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.4% on an annualized basis, compared to 1.5% on an annualized basis for the nine months ended September 30, 2014 and 1.4% for the year ended December 31, 2014.

  Distributable Net Investment Income

        For the nine months ended September 30, 2015, distributable net investment income increased 15% to $83.1 million, or $1.71 per share, compared with $72.2 million, or $1.68 per share, in the corresponding period of 2014. The increase in distributable net investment income was primarily due to the higher level of total investment income, partially offset by higher operating expenses as discussed above. Distributable net investment income on a per share basis for the nine months ended September 30, 2015 reflects (i) a decrease of approximately $0.04 per share from the comparable period in 2014 attributable to the net decrease in the comparable levels of accelerated prepayment and repricing activity for certain Investment Portfolio debt investments as discussed above, (ii) a decrease of approximately $0.02 per share attributable to the change in the unusual dividend income as discussed above and (iii) a greater number of average shares outstanding compared to the corresponding period in 2014 primarily due to the April 2014 and March 2015 equity offerings.

  Net Investment Income

        Net investment income for the nine months ended September 30, 2015 was $78.6 million, or a 14% increase, compared to net investment income of $69.2 million for the corresponding period of 2014. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses as discussed above.

  Net Increase in Net Assets Resulting from Operations

        The net increase in net assets resulting from operations during the nine months ended September 30, 2015 was $96.9 million, or $1.99 per share, compared with $78.8 million, or $1.83 per share, during the nine months ended September 30, 2014. This increase from the prior year period was primarily the result of (i) a $9.4 million increase in net investment income as discussed above and (ii) a $13.2 million increase in net change in unrealized appreciation to net unrealized appreciation of $20.4 million for the nine months ended September 30, 2015 and (iii) a $15.4 million change in the income tax benefit/provision from the prior year period to an income tax benefit of $7.0 million for the nine months ended September 30, 2015, with these changes partially offset by a $19.8 million change in the net realized gain/loss from investments from a net realized gain of $10.8 million during the nine months ended September 30, 2014 to a net realized loss of $9.0 million for the nine months ended September 30, 2015. The net realized loss of $9.0 million for the nine months ended September 30, 2015 was primarily the result of the net realized losses on the restructure of two Middle Market investments of $9.1 million and of a Private Loan investment of $6.0 million, the exit of Private Loan investment of $4.7 million and exits of several Marketable securities and idle funds investments of $1.1 million, partially offset by the net realized gains on two exits of LMM investments totaling $9.3 million and from an Other Portfolio investment of $2.5 million.

        The following table provides a summary of the total net change in unrealized appreciation of $20.4 million for the nine months ended September 30, 2015:

	Nine Months Ended September 30, 2015
	LMM(a)	MM	PL	Other(b)	Total
	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains)/losses recognized during period	$(8.6)	$7.3	$7.4	$(2.6)	$3.5
Net unrealized appreciation (depreciation) relating to portfolio investments	37.5	(13.9)	(17.6)	12.2	18.2

Total net unrealized appreciation (depreciation) relating to portfolio investments	$28.9	$(6.6)	$(10.2)	$9.6	$21.7

Net unrealized depreciation relating to marketable securities					(0.5)
Unrealized depreciation relating to SBIC debentures(c)					(0.8)

Total net unrealized appreciation					$20.4

(a)
LMM includes unrealized appreciation on 36 LMM portfolio investments and unrealized depreciation on 18 LMM portfolio investments.

(b)
Other includes $16.7 million of unrealized appreciation relating to the External Investment Manager, offset by $4.5 million of net unrealized depreciation relating to the Other Portfolio.

(c)
Relates to unrealized depreciation on the SBIC debentures held by MSC II which are accounted for on a fair value basis.

        The income tax benefit for the nine months ended September 30, 2015 of $7.0 million principally consisted of a deferred tax benefit of $8.5 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries including changes in net operating loss carryforwards, changes in net unrealized appreciation/depreciation and temporary book tax differences, partially offset by other current taxes of $1.5 million, which includes $0.8 million related to accruals for U.S. federal income, state and other taxes and $0.7 million for excise taxes.

  Liquidity and Capital Resources

  Cash Flows

        For the nine months ended September 30, 2015, we experienced a net decrease in cash and cash equivalents in the amount of $25.1 million, which is the net result of $203.5 million of cash used for our operating activities and $178.4 million of cash provided by financing activities.

        During the period, we used $203.5 million of cash for our operating activities, which resulted primarily from (i) cash flows we generated from the operating profits earned through our operating activities totaling $74.8 million, which is our $83.1 million of distributable net investment income, excluding the non-cash effects of the accretion of unearned income of $6.5 million, payment-in-kind interest income of $2.5 million, cumulative dividends of $1.2 million and the amortization expense for deferred financing costs of $1.9 million, (ii) cash uses totaling $736.6 million which primarily resulted from (a) the funding of new portfolio company investments and settlement of accruals for portfolio investments existing as of December 31, 2014, which together total $727.1 million, (b) the funding of new Marketable securities and idle funds investments and settlement of accruals for Marketable securities and idle funds investments existing as of December 31, 2014, which together total $4.5 million, (c) $2.9 million related to decreases in payables and accruals and (d) increases in other assets of $2.1 million, and (iii) cash proceeds totaling $458.3 million from (a) $451.2 million in cash proceeds from the repayments of debt investments and sales of equity investments and (b) $7.1 million of cash proceeds from the sale of Marketable securities and idle funds investments.

        During the nine months ended September 30, 2015, $178.4 million in cash was provided by financing activities, which principally consisted of (i) $127.8 million in net cash proceeds from a public equity offering in March 2015 and (ii) $128.0 million in net cash proceeds from the Credit Facility, partially offset by (iii) $75.5 million in cash dividends paid to stockholders and (iv) $1.7 million for the purchase of vested restricted stock from employees to satisfy their tax withholding requirements and (v) $0.2 million for payment of deferred loan costs, SBIC debenture fees and other costs.

  Capital Resources

        As of September 30, 2015, we had $35.3 million in cash and cash equivalents, $4.6 million in Marketable securities and idle funds investments and $251.5 million of unused capacity under the Credit Facility, which we maintain to support our investment and operating activities. As of September 30, 2015, our net asset value totaled $1,091.0 million, or $21.79 per share.

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

        Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable LIBOR rate (0.20% as of September 30, 2015) plus 2.00%, as long as we maintain an investment grade rating (or 2.25% if we do not maintain an investment grade rating) or (ii) the applicable base rate (Prime Rate of 3.25% as of September 30, 2015) plus 1.00%, as long as we maintain an investment grade rating (or 1.25% if we do not maintain an investment grade rating). We pay unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio of at least 1.5 to 1.0, and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2019, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval. As of September 30, 2015, we had $346.0 million in borrowings outstanding under the Credit Facility, the interest rate on the Credit Facility was 2.2% and we were in compliance with all financial covenants of the Credit Facility. During the three months ended September 30, 2015, the average interest rate on the Credit Facility was 2.2%.

        Due to each of the Funds' status as a licensed SBIC, we have the ability to issue, through the Funds, debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to a regulatory maximum amount of debentures of $225.0 million. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. On September 30, 2015, through our two wholly owned SBICs, we had $225.0 million of outstanding SBIC debentures guaranteed by the SBA, which bear a weighted average annual fixed interest rate of approximately 4.2%, paid semi-annually, and mature ten years from issuance. The first maturity related to our SBIC debentures does not occur until 2017, and the remaining weighted average duration is approximately 5.8 years as of September 30, 2015.

        In April 2013, we issued $92.0 million, including the underwriters' full exercise of their over-allotment option, in aggregate principal amount of the 6.125% Notes. The 6.125% Notes are unsecured obligations and rank pari passu with our current and future senior unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 6.125% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 6.125% Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at our option on or after April 1, 2018. We may from time to time repurchase 6.125% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of September 30, 2015, the outstanding balance of the 6.125% Notes was $90.7 million.

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

        In November 2014, we issued $175.0 million in aggregate principal amount of the 4.50% Notes at an issue price of 99.53%. The 4.50% Notes are unsecured obligations and rank pari passu with our current and future senior unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes mature on December 1, 2019, and may be redeemed in whole or in part at any time at our option subject to certain make whole provisions. The 4.50% Notes bear interest at a rate of 4.50% per year payable semi-annually on June 1 and December 1 of each year, beginning June 1, 2015. We may from time to time repurchase 4.50% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of September 30, 2015, the outstanding balance of the 4.50% Notes was $175.0 million.

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

  Off-Balance Sheet Arrangements

        We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At September 30, 2015, we had a total of $140.8 million in outstanding commitments comprised of (i) 25 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) eight investments with capital commitments that had not been fully called.

  Contractual Obligations

        As of September 30, 2015, the future fixed commitments for cash payments in connection with our SBIC debentures and the 4.50% Notes and the 6.125% Notes for each of the next five years and thereafter are as follows:

	2015	2016	2017	2018	2019	2020 and thereafter	Total
	(dollars in thousands)
SBIC debentures	$—	$—	$15,000	$10,200	$20,000	$179,800	225,000
Interest due on SBIC debentures	—	9,446	9,423	8,130	7,807	17,601	52,407
Notes 6.125%	—	—	—	—	—	90,740	90,740
Interest due on 6.125% Notes	1,388	5,558	5,558	5,558	5,558	19,453	43,073
4.50% Notes	—	—	—	—	175,000	—	175,000
Interest due on 4.50% Notes	3,938	7,875	7,875	7,875	7,875	—	35,438

Total	$5,326	$22,879	$37,856	$31,763	$216,240	$307,594	621,658

        As of September 30, 2015, we had $346.0 million in borrowings outstanding under our Credit Facility, and the Credit Facility is currently scheduled to mature in September 2019. The Credit Facility contains two, one-year extension options which could extend the maturity to September 2021. See further discussion of the Credit Facility terms in "—Liquidity and Capital Resources—Capital Resources".

  Related Party Transactions

        As discussed further above, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of our Investment Portfolio. At September 30, 2015, we had a receivable of $2.3 million due from the External Investment Manager which included approximately $1.7 million primarily related to operating expenses incurred by us required to support the External Investment Manager's business, along with dividends declared but not paid by the External Investment Manager of approximately $0.6 million.

        In June 2013, we adopted a deferred compensation plan for the non-employee members of our board of directors, which allows the directors at their option to defer all or a portion of the fees paid for their services as directors and have such deferred fees paid in shares of our common stock within 90 days after the participant's end of service as a director. As of September 30, 2015, $1.0 million of directors' fees had been deferred under this plan. These deferred fees represented 32,190 shares of our common shares. These shares will not be issued or included as outstanding on the consolidated statement of changes in net assets until each applicable participant's end of service as a director, but are included in operating expenses and weighted-average shares outstanding on our consolidated statement of operations as earned.

  Recent Developments

        During October 2015, we declared a semi-annual supplemental cash dividend of $0.275 per share payable in December 2015. This supplemental cash dividend is in addition to the previously announced regular monthly cash dividends that we declared for the fourth quarter of 2015 of $0.180 per share for each of October, November and December 2015.

        In October 2015, we led a new portfolio investment totaling $15.5 million of invested capital in Apex Linen Service, Inc. ("Apex Linen") to fund Apex Linen's near-term growth opportunities, with us funding $12.4 million of the investment. Our investment in Apex Linen included a first-lien, senior secured term debt investment and a revolving line of credit. We and our co-investor also provided a commitment for $2.5 million of additional first-lien, senior secured term debt in the near-term future upon the completion of certain conditions. In addition, we and our co-investor are providing Apex Linen a conditional commitment beyond the $2.5 million of additional first-lien, senior secured term debt for additional capital to support its future growth opportunities. Headquartered in Las Vegas, Nevada, and founded in 2010 by long-established industry experts, Apex Linen provides commercial laundry and linen services to the hotel and gaming industry in the Las Vegas metropolitan area.

        In November 2015, we declared regular monthly dividends of $0.180 per share for each month of January, February and March of 2016. These regular monthly dividends equal a total of $0.540 per share for the first quarter of 2016 and represent a 5.9% increase from the regular monthly dividends declared for the first quarter of 2015. Including the regular monthly dividends declared for the first quarter of 2016, we will have paid $16.420 per share in cumulative dividends since our October 2007 initial public offering.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and Marketable securities and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of September 30, 2015, approximately 60% of our debt investment portfolio (at cost) bore interest at floating rates, 99% of which were subject to contractual minimum interest rates. As of September 30, 2015, none of our Marketable securities and idle funds investments (at cost) bore interest at floating rates. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the interest rates on our outstanding SBIC debentures and our 4.50% Notes and 6.125% Notes, which comprise the majority of our outstanding debt, are fixed for the life of such debt. As of September 30, 2015, we had not entered into any interest rate hedging arrangements. The following table shows the approximate annualized increase (decrease) in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of September 30, 2015.

Basis Point Change	Increase in Interest Income	Increase in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
		(dollars in thousands)
50	$129	$(1,730)	$(1,601)	$(0.03)
100	2,430	(3,460)	(1,030)	(0.02)
150	6,619	(5,190)	1,429	0.03
200	10,949	(6,920)	4,029	0.08
300	19,613	(10,380)	9,233	0.18
400	28,287	(13,840)	14,447	0.29
500	36,987	(17,300)	19,687	0.39

        The hypothetical results would also be impacted by the changes in the amount of debt outstanding under our Credit Facility (with an increase (decrease) in the debt outstanding under the Credit Facility resulting in an (increase) decrease in the hypothetical interest expense).

Item 4.    Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer and President, our Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chairman, Chief Executive Officer and President, our Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 that we filed with the SEC on February 27, 2015 and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed with the SEC on August 7, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        During the three months ended September 30, 2015, we issued 140,857 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued during the three months ended September 30, 2015 under the dividend reinvestment plan was approximately $4.3 million.

Item 5.    Other Information

Expansion of Board of Directors and Appointment of Directors

        On November 3, 2015, our Board of Directors increased the size of the Board from six to eight directors and appointed Brian E. Lane and Stephen B. Solcher as directors to fill the vacancies created by the increase to serve until our 2016 Annual Meeting of Stockholders. Mr. Lane was also appointed to serve on the Nominating and Corporate Governance Committee of the Board, and Mr. Solcher was also appointed to serve on the Audit Committee of the Board.

        Mr. Lane, age 58, has served as Chief Executive Officer and President of Comfort Systems USA, Inc. (NYSE: FIX) since December 2011 and as a director of Comfort Systems since November 2010. Mr. Lane served as Comfort Systems' President and Chief Operating Officer from March 2010 until December 2011. Mr. Lane joined Comfort Systems in October 2003 and served as Vice President and then Senior Vice President for Region One until he was named Executive Vice President and Chief Operating Officer in January 2009. Prior to joining Comfort Systems, Mr. Lane spent fifteen years at Halliburton Company (NYSE: HAL), a global service and equipment company devoted to energy, industrial, and government customers. During his tenure at Halliburton, he held various positions in business development, strategy and project initiatives, and he departed as the Regional Director of Europe and Africa. Mr. Lane's additional experience included serving as a Regional Director of Capstone Turbine Corporation (NASDAQ: CPST), a distributed power manufacturer. He also was a Vice President of Kvaerner, an international engineering and construction company, where he focused on the chemical industry. Mr. Lane is also a member of the Board of Directors of Griffen Dewatering Corporation, a privately held company. Mr. Lane earned a Bachelor of Science in Chemistry from the University of Notre Dame and his MBA from Boston College.

        Mr. Solcher, age 55, has served as the Senior Vice President of Finance and Business Operations and Chief Financial Officer of BMC Software, Inc., a privately held company, since 2005. Previously,

Mr. Solcher served as BMC's Treasurer and Vice President of Finance. He joined BMC in 1991 as Assistant Treasurer and became Treasurer the following year. During Mr. Solcher's tenure, BMC grew from nearly $130 million in annual revenue to $2.2 billion in annual revenue in 2013, its last year operating as a public company. In addition to leading many M&A transactions as Chief Financial Officer, Mr. Solcher was instrumental in BMC's transition from being a publicly traded company to becoming a private held company in 2013. Prior to joining BMC, he was employed by Arthur Andersen as a certified public accountant. Mr. Solcher also serves on the development board of the Mays Business School at Texas A&M University and has served on the board of numerous nonprofit organizations. He was recognized by Institutional Investor magazine as part of the "All American Executive Team" in 2010 and 2012 and by Houston Business Journal as 2012 Best CFO—Large Public Company.

        Messrs. Lane and Solcher will be entitled to receive compensation for their service on the Board consistent with our director compensation program for non-employee directors. In connection with their appointment to the Board, we entered into our standard form of indemnification agreement with Messrs. Lane and Solcher, the form of which was previously filed as Exhibit (k)(13) to our Pre-Effective Amendment No. 3 to Registration Statement on Form N-2 (Reg. No. 333-142879) filed on September 21, 2007.

        The Board has determined that each of Messrs. Lane and Solcher qualifies as an independent director under the 1940 Act and the listing standards of the New York Stock Exchange, and Mr. Solcher also qualifies as an "audit committee financial expert" under the SEC's rules. There are no arrangements or understandings between Mr. Lane or Mr. Solcher and any other persons pursuant to which they were selected as directors. There are no current or proposed transactions between us and either of Mr. Lane or Mr. Solcher or their immediate family members that would require disclosure under Item 404(a) of Regulation S-K promulgated by the SEC.

Executive Management Changes

        On November 3, 2015, the Board of Directors promoted certain senior executive officers to the following additional roles at Main Street: Dwayne L. Hyzak as President, Curtis L. Hartman as Vice Chairman, and David L. Magdol as Vice Chairman, effective immediately. Mr. Hyzak has served as Main Street's Chief Operating Officer and Senior Managing Director since November 2014; Mr. Hartman has served as Main Street's Chief Credit Officer and Senior Managing Director since 2011; and Mr. Magdol has served as Main Street's Chief Investment Officer and Senior Managing Director since 2011. In addition, Messrs. Hyzak, Hartman and Magdol also serve as members of Main Street's investment committee and have served in various executive roles at Main Street and its predecessor funds since the early 2000's.

        Messrs. Hyzak, Hartman and Magdol will retain their former titles in addition to the new roles and will also continue to serve as members of Main Street's investment committee. Mr. Foster, who was previously Main Street's President, will retain the title of Chief Executive Officer and the ongoing responsibilities as the principal executive officer at Main Street along with remaining Chairman of the Board. Reference is made to the biographical information with respect to Messrs. Foster, Hyzak, Hartman and Magdol set forth under the headings "Election of Directors" and "Executive Officers" in our 2015 Proxy Statement, which description is incorporated herein by reference.

Deferred Compensation Plan

        On November 3, 2015, the Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the "Plan"). The Plan will be effective on January 1, 2016 and at such time will replace the existing Main Street Capital Corporation Deferred Compensation Plan for Non-Employee Directors. Under the Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation, subject to certain limitations. Main Street may also make discretionary employer contributions to the Plan. Individuals participating in the Plan receive distributions of their respective balances based on predetermined payout schedules or other events, as defined by the Plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the Plan, including phantom Main Street stock units. The above summary is not complete and is qualified in its entirety to the full text of the Plan attached as Exhibit 10.1 hereto and are incorporated herein by reference.

Item 6.    Exhibits

        Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number		Description of Exhibit
10.1	†	Form of Main Street Capital Corporation Deferred Compensation Plan Adoption Agreement and Plan Document.
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

†
Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Main Street Capital Corporation
Date: November 6, 2015	/s/ VINCENT D. FOSTER Vincent D. Foster Chairman and Chief Executive Officer (principal executive officer)
Date: November 6, 2015	/s/ BRENT D. SMITH Brent D. Smith Chief Financial Officer and Treasurer (principal financial officer)
Date: November 6, 2015	/s/ SHANNON D. MARTIN Shannon D. Martin Vice President and Chief Accounting Officer (principal accounting officer)

 EXHIBIT INDEX

Exhibit Number		Description of Exhibit
10.1	†	Form of Main Street Capital Corporation Deferred Compensation Plan Adoption Agreement and Plan Document.
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

†
Management contract or compensatory plan or arrangement.