Form 10-K
period 2015-12-31
Main Street Capital CORP
filed 2016-02-26
CIK 1396440

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data
PART IV

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

       The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2015, was approximately $1,504.4 million based upon the last sale price for the registrant's common stock on that date.

       The number of outstanding common shares of the registrant as of February 25, 2016 was 50,496,252.

DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the registrants' definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in this Annual Report on Form 10-K in response to Part III.

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

       MSCC was formed in March 2007 to operate as an internally managed business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). MSCC wholly owns several investment funds, including Main Street Mezzanine Fund, LP ("MSMF") and Main Street Capital II, LP ("MSC II" and, together with MSMF, the "Funds"), and each of their general partners. The Funds are each licensed as a Small Business Investment Company ("SBIC") by the United States Small Business Administration ("SBA"). Because MSCC is internally managed, all of the executive officers and other employees are employed by MSCC. Therefore, MSCC does not pay any external investment advisory fees, but instead directly incurs the operating costs associated with employing investment and portfolio management professionals.

       MSC Adviser I, LLC (the "External Investment Manager") was formed in November 2013 as a wholly owned subsidiary of MSCC to provide investment management and other services to parties other than MSCC and its subsidiaries or their portfolio companies ("External Parties") and receive fee income for such services. MSCC has been granted no-action relief by the Securities and Exchange Commission ("SEC") to allow the External Investment Manager to register as a registered investment adviser ("RIA") under Investment Advisers Act of 1940, as amended (the "Advisers Act"). Since the External Investment Manager conducts all of its investment management activities for External Parties, it is accounted for as a portfolio investment of MSCC and is not included as a consolidated subsidiary of MSCC in MSCC's consolidated financial statements.

       MSCC has elected to be treated for U.S. federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, MSCC generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that it distributes to its stockholders.

       MSCC has certain direct and indirect wholly owned subsidiaries that have elected to be taxable entities (the "Taxable Subsidiaries"). The primary purpose of the Taxable Subsidiaries is to permit MSCC to hold equity investments in portfolio companies which are "pass-through" entities for tax purposes. The External Investment Manager and Main Street Capital Partners, LLC, ("MSCP") are also direct wholly owned subsidiaries that have elected to be taxable entities. The Taxable Subsidiaries, MSCP and the External Investment Manager are each taxed at their normal corporate tax rates based on their taxable income.

       Unless otherwise noted or the context otherwise indicates, the terms "we," "us," "our" and "Main Street" refer to MSCC and its consolidated subsidiaries, which include the Funds and the Taxable Subsidiaries and, beginning April 1, 2013, MSCP.

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

       Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio.

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

RECENT DEVELOPMENTS

       During January 2016, we fully exited our debt and equity investments in Southern RV, LLC, a four-location dealer of new and used recreational vehicles ("RV") and its affiliated real estate entity (together, "Southern RV") through a sale of Southern RV's assets and business. Southern RV has facilities in Tyler, TX, Bossier City, LA, Lafayette, LA, and Biloxi, MS and also engages in financing, parts sales and RV services. Southern RV's predecessor was originally founded in 2000 and offers its customers a variety of Travel Trailers, Fifth Wheels, Toy Haulers, Class A Motorhomes, and Class C Motorhomes from top-selling manufacturers. We made our initial investment in Southern RV in August 2013 and realized a gain of approximately $14.4 million on the exit of our equity investments in Southern RV.

       During February 2016, we led a new portfolio investment totaling $15.0 million of invested capital in UniRush, LLC ("UniRush") to fund UniRush's growth initiatives and refinance existing debt, with us funding $12.0 million of the investment. The investment in UniRush consisted of first-lien, senior secured term debt. In addition, we and our co-investor provided UniRush a $5.0 million delayed draw term loan facility to support its future growth opportunities. Headquartered in Cincinnati, Ohio and founded in 2003, UniRush is a leading provider of prepaid debit card solutions branded under the "RushCard" and "Rapid PayCard". RushCard was one of the first prepaid, reloadable Visa debit card programs, and provides financial services for the more than 65 million individuals in the United States who cannot or choose not to establish a traditional banking relationship. Rapid PayCard is a provider of prepaid, payroll debit cards for employers as an alternative to issuing paper checks to employees.

       During February 2016, we declared regular monthly dividends of $0.180 per share for each of April, May and June 2016. These regular monthly dividends equal a total of $0.540 per share for the second quarter of 2016. The second quarter 2016 regular monthly dividends represent a 2.9% increase from the dividends declared for the second quarter of 2015. Including the dividends declared for the second quarter of 2016, we will have paid $16.960 per share in cumulative dividends since our October 2007 initial public offering.

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

    •
    Leverage the Skills and Experience of Our Investment Team. Our investment team has significant experience in lending to and investing in LMM and Middle Market companies. The members of our investment team have broad investment backgrounds, with prior experience at private investment funds, investment banks and other financial services companies, and currently include five certified public accountants and three Chartered Financial Analyst® (CFA) charter holders. The expertise of our investment team in analyzing, valuing, structuring, negotiating and closing transactions should provide us with competitive advantages by allowing us to consider customized financing solutions and non-traditional or complex structures for our portfolio companies. Also, the reputation of our investment team has and should continue to enable us to generate additional revenue in the form of management and incentive fees in connection with us providing advisory services to other investment funds.

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

INVESTMENT PORTFOLIO

       The Investment Portfolio, as used herein, refers to all of our investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments, and the investment in the External Investment Manager, but excludes all "Marketable securities and idle funds investments". Our LMM portfolio investments primarily consist of secured debt, equity warrants and direct equity investments in privately held, LMM companies based in the United States. Our Middle Market portfolio investments primarily consist of direct investments in or secondary purchases of interest-bearing debt securities in privately held companies based in the United States that are generally larger in size than the companies included in our LMM portfolio. Our Private Loan portfolio investments primarily consist of investments in interest-bearing debt securities in companies that are consistent with the size of companies in our LMM portfolio or our Middle Market portfolio, but are investments that we originate on a collaborative basis with other investment funds, and are often referred to in the debt markets as "club deals." Our Other Portfolio investments primarily consist of investments which are not consistent with the typical profiles for our LMM, Middle Market and Private Loan portfolio investments, including investments which may be managed by third parties. In our Other Portfolio, we may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds.

  Debt Investments

       Historically, we have made LMM debt investments principally in the form of single tranche debt. Single tranche debt financing involves issuing one debt security that blends the risk and return profiles of both first-lien secured and subordinated debt. We believe that single tranche debt is more appropriate for many LMM companies given their size in order to reduce structural complexity and potential conflicts among creditors.

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

INVESTMENT PROCESS

       Our investment committee is responsible for all aspects of our LMM investment process. The current members of our investment committee are Vincent D. Foster, our Chairman and Chief Executive Officer, Dwayne L. Hyzak, our President, Chief Operating Officer and Senior Managing Director, Curtis L. Hartman, our Vice Chairman, Chief Credit Officer and Senior Managing Director, and David Magdol, our Vice Chairman, Chief Investment Officer and Senior Managing Director.

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

       We utilize an internally developed investment rating system to rate the performance of each LMM portfolio company and to monitor our expected level of returns on each of our LMM investments in relation to our expectations for the portfolio company. The investment rating system takes into consideration various factors, including, but not limited to, each investment's expected level of returns, the collectability of our debt investments and the ability to receive a return of the invested capital in our equity investments, comparisons to competitors and other industry participants, the portfolio company's future outlook and other factors that are deemed to be significant to the portfolio company.

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

       We determine in good faith the fair value of our Investment Portfolio pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by our Board of Directors and in accordance with the 1940 Act. Our valuation policies and processes are intended to provide a consistent basis for determining the fair value of our Investment Portfolio. See "Note B.1. — Valuation of the Investment Portfolio" in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

       As described below, we undertake a multi-step valuation process each quarter in connection with determining the fair value of our investments, with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our Investment Portfolio and our valuation procedures, consistent with 1940 Act requirements. In addition, the Audit Committee of our Board of Directors periodically evaluates the performance and methodologies of the financial advisory services firm that we consult in connection with valuing our LLM portfolio company investments.

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

       We believe that some of our competitors make senior secured loans, junior secured loans and subordinated debt investments with interest rates and returns that are comparable to or lower than the rates and returns that we target. Therefore, we do not seek to compete primarily on the interest rates and returns that we offer to potential portfolio companies. For additional information concerning the competitive risks we face, see "Risk Factors — Risks Related to Our Business and Structure — We may face increasing competition for investment opportunities".

EMPLOYEES

       As of December 31, 2015, we had 50 employees. These employees include investment and portfolio management professionals, operations professionals and administrative staff. As necessary, we will hire additional investment professionals and administrative personnel. All of our employees are located in our Houston, Texas office.

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

  Common Stock

       We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). We did not seek stockholder authorization to sell shares of our common stock below the then current net asset value per share of our common stock at our 2015 annual meeting of stockholders because our common stock price per share had been trading significantly above the current net asset value per share of our common stock, and we do not currently expect to seek such approval at our 2016 annual meeting of stockholders for the same reason. Our stockholders have previously approved a proposal that authorizes us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings. We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. See "Risk Factors — Risks Relating to Our Business and Structure — Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock."

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

  Small Business Investment Company Regulations

       Each of the Funds is licensed by the SBA to operate as a SBIC under Section 301(c) of the Small Business Investment Act of 1958. MSMF obtained its SBIC license in 2002. MSC II obtained its license in 2006.

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

       Under present SBIC regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $19.5 million and have average annual net income after U.S. federal income taxes not exceeding $6.5 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote 25% of its investment activity to "smaller" concerns as defined by the SBA. A smaller concern generally includes businesses that have a tangible net worth not exceeding $6 million and have average annual net income after U.S. federal income taxes not exceeding $2 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBIC regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller concern, which criteria depend on the primary industry in which the business is engaged and are based on such factors as the number of employees and gross revenue. However, once an SBIC has invested in a company, it generally may continue to make follow on investments in the company, regardless of the size of the portfolio company at the time of the follow on investment, up to the time of the portfolio company's initial public offering.

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

       An SBIC may generally have outstanding debentures guaranteed by the SBA in amounts up to twice the amount of the privately-raised funds of the SBIC(s). Debentures guaranteed by the SBA have a maturity of ten years, require semi-annual payments of interest, do not require any principal payments prior to maturity, and are not subject to prepayment penalties. As of December 31, 2015, we, through the Funds, had $225.0 million of outstanding SBA-guaranteed debentures, which had an annual weighted-average interest rate of approximately 4.2%.

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

  Investment Adviser Regulations

       The External Investment Manager, which is wholly owned by us, is subject to regulation under the Advisers Act. The Advisers Act establishes, among other things, recordkeeping and reporting requirements, disclosure requirements, limitations on transactions between the adviser's account and an advisory client's account, limitations on transactions between the accounts of advisory clients, and general anti-fraud prohibitions. The External Investment Manager may be examined by the SEC from time to time for compliance with the Advisers Act.

  Taxation as a Regulated Investment Company

       MSCC has elected to be treated for U.S. federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code"). MSCC's taxable income includes the taxable income generated by MSCC and certain of its subsidiaries, including the Funds, which are treated as disregarded entities for tax purposes. As a RIC, MSCC generally will not pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our "investment company taxable income," which is generally our net ordinary taxable income plus the excess of realized net short-term capital gains over realized net long-term capital losses, and 90% of our tax exempt income (the "Annual Distribution Requirement").

       For any taxable year in which we qualify as a RIC and satisfy the Annual Distribution Requirement, we will not be subject to U.S. federal income tax on the portion of our income or capital gains we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

       We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending December 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years (the "Excise Tax Avoidance Requirement"). Dividends declared and paid by us in a year will generally differ from taxable income for that year as such dividends may include the distribution of current year taxable income, exclude amounts carried over into the following year, and include the distribution of prior year taxable income carried over into and distributed in the current year. For amounts we carry over into the following year, we will be required to pay the 4% U.S. federal excise tax based on 98% of our annual taxable income and 98.2% of our capital gain net income in excess of distributions for the year.

       In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

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

       In order to comply with the 90% Income Test, we formed the Taxable Subsidiaries as wholly owned taxable subsidiaries, for the primary purpose of permitting us to own equity interests in portfolio companies which are "pass through" entities for tax purposes. Absent the taxable status of the Taxable Subsidiaries, a portion of the gross income from such portfolio companies would flow directly to us for purposes of the 90% Income Test. To the extent such income did not consist of income derived from securities, such as dividends and interest, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant U.S. federal income taxes. The Taxable Subsidiaries are consolidated with Main Street for generally accepted accounting principles in the United States of America ("U.S. GAAP") purposes and are included in our consolidated financial statements, and the portfolio investments held by the Taxable Subsidiaries are included in our consolidated financial statements. The Taxable Subsidiaries are not consolidated with Main Street for income tax purposes and may generate income tax expense, or benefit, as a result of their ownership of the portfolio investments. The income tax expense, or benefit, if any, and any related tax assets and liabilities, are reflected in our consolidated financial statements.

       In order to comply with the 90% Income Test, the External Investment Manager and MSCP have elected to be taxable entities. Absent the taxable status of the External Investment Manager and MSCP, the gross income from the External Investment Manager and MSCP would flow directly to us for purposes of the 90% Income Test. Since such income would likely not consist of income derived from securities, such as dividends and interest, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant U.S. federal income taxes. The External Investment Manager is accounted for as a portfolio investment for U.S. GAAP purposes. Beginning April 1, 2013, MSCP is consolidated with Main Street for U.S. GAAP purposes and included in our consolidated financial statements and any income tax expense, or benefit, and any related tax assets and liabilities of MSCP are reflected in our consolidated financial statements. The External Investment Manager and MSCP are not consolidated with MSCC for income tax purposes and may generate income tax expense, or benefit, as a result of their operating activities.

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

  Failure to Qualify as a RIC

       If we fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions are applicable (which may, among other things, require us to pay certain corporate-level U.S. federal taxes or to dispose of certain assets).

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

       The broader fundamentals of the United States economy remain mixed, and unemployment remains uncertain. In the event that the United States economy contracts, it is likely that the financial results of small to mid-sized companies, like those in which we invest, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in defaults. In addition, a prolonged continuation of the current decline in oil and natural gas prices would adversely affect the credit quality of our debt investments and the underlying operating performance of our equity investments in energy related businesses. Consequently, we can provide no assurance that the performance of certain portfolio companies will not be negatively impacted by economic cycles, industry cycles or other conditions, which could also have a negative impact on our future results.

       Although we have been able to secure access to additional liquidity, including through the Credit Facility, periodic follow on equity offerings, public debt issuances and the leverage available through the SBIC program, the potential for volatility in the debt and equity capital markets provides no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all. Further, if the price of our common stock falls below our net asset value per share, we will be limited in our ability to sell new shares if we do not have stockholder authorization to sell shares at a price below net asset value per share. We do not currently have such stockholder authorization, and we do not intend to seek such stockholder authorization at our 2016 stockholder meeting.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

  Our Investment Portfolio is and will continue to be recorded at fair value, with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, our determination of fair value and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments.

       Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by us with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, our determination of fair value and our valuation procedures. Typically, there is not a public market for the securities of the privately held LMM or Private Loan companies in which we have invested and will generally continue to invest. As a result, we value these securities quarterly at fair value based on inputs from management, a nationally recognized independent financial advisory services firm (on a rotational basis) and our audit committee with the oversight, review and approval of our Board of Directors. In addition, the market for investments in Middle Market companies is generally not a liquid market, and therefore, we primarily use a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs, which are reviewed by our audit committee with the oversight, review and approval of our Board of Directors. See "Note B.1. — Valuation of the Investment Portfolio" in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

       We compete for investments with other investment funds (including private equity funds, debt funds, mezzanine funds, CLOs, BDCs, and SBICs), as well as traditional financial services companies such as commercial banks and other sources of funding. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors' pricing, terms and structure. If we are forced to match our competitors' pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in LMM companies is underserved by traditional commercial banks and other financing sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC.

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

       Our executive officers and employees, through the External Investment Manager, may manage other investment funds that operate in the same or a related line of business as we do. Accordingly, they may have obligations to such other entities, the fulfillment of which obligations may not be in the best interests of us or our stockholders. During May 2012, we entered into an investment sub-advisory agreement with HMS Adviser, which is the investment advisor to HMS Income, a non publicly-traded BDC whose registration statement on Form N-2 was declared effective by the SEC in June 2012, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow us to own a registered investment adviser, we assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on our ability to meet the source-of-income requirement necessary for us to maintain our RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. We and the External Investment Manager agreed to waive all such fees from the effective date of HMS Adviser's registration statement on Form N-2 through December 31, 2013. As a result, as of December 31, 2013, neither we nor the External Investment Manager had received any base management fee or incentive fees under the investment sub-advisory agreement and neither was due any unpaid compensation for any base management fee or incentive fees under the investment sub-advisory agreement through December 31, 2013. The External Investment Manager began accruing such fees on January 1, 2014. The sub-advisory relationship requires us to commit resources to achieving HMS Income's investment objective, while such resources were previously solely devoted to achieving our investment objective. Our investment objective and investment strategies are very similar to those of HMS Income and it is likely that an investment appropriate for us or HMS Income would be appropriate for the other entity. As a result, we and HMS Income requested an exemptive order from the SEC permitting co-investments by us and HMS Income in certain negotiated transactions where our co-investing would otherwise be prohibited under the 1940 Act. The SEC granted the exemptive order in April 2014, and we have made, and in the future intend to continue to make, such co-investments with HMS Income in accordance with the conditions of the order. The order requires, among other things, that we and the External Investment Manager consider whether each such investment opportunity is appropriate for HMS Income and, if it is appropriate, to propose an allocation of the investment opportunity between us and HMS Income. As a consequence, it may be more difficult for us to maintain or increase the size of our Investment Portfolio in the future. Although we will endeavor to allocate investment opportunities in a fair and equitable manner, including in accordance with the conditions set forth in the exemptive order issued by the SEC when relying on such order, we may face conflicts in allocating investment opportunities between us and HMS Income. Because the External Investment Manager may receive performance-based fee compensation from HMS Income, this may provide an incentive to allocate opportunities to HMS Income instead of us. We have implemented an allocation policy to ensure the equitable distribution of investment opportunities and, as a result, may be unable to participate in certain investments based upon such allocation policy.

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

       As of December 31, 2015, we, through the Funds, had $225.0 million of outstanding indebtedness guaranteed by the SBA, which had a weighted-average annualized interest cost of approximately 4.2%\. The debentures guaranteed by the SBA have a maturity of ten years, with a current weighted-average remaining maturity of 5.6 years as of December 31, 2015, and require semi-annual payments of interest. We will need to generate sufficient cash flow to make required interest payments on the debentures. If we are unable to meet the financial obligations under the debentures, the SBA, as a creditor, will have a superior claim to the assets of the Funds over our stockholders in the event we liquidate or the SBA exercises its remedies under such debentures as the result of a default by us.

       In addition, as of December 31, 2015, we had $291.0 million outstanding under our Credit Facility. Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis at a rate equal to the applicable LIBOR rate (0.24% as of December 31, 2015) plus (i) 1.875% (or the applicable base rate (Prime Rate of 3.50% as of December 31, 2015) plus 0.875%), as long as we maintain an investment grade rating and meet certain agreed upon excess collateral and maximum leverage requirements, (ii) 2.0% (or the applicable base rate plus 1.0%) if we maintain an investment grade rating but do not meet certain excess collateral and maximum leverage requirements or (iii) 2.25% (or the applicable base rate plus 1.25%) if we do not maintain an investment grade rating. We pay unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. If we are unable to meet the financial obligations under the Credit Facility, the Credit Facility lending group will have a superior claim to the assets of MSCC and its subsidiaries (excluding the assets of the Funds) over our stockholders in the event we liquidate or the lending group exercises its remedies under the Credit Facility as the result of a default by us.

       In April 2013, we issued $92.0 million in aggregate principal amount of 6.125% Notes due 2023 (the "6.125% Notes"). As of December 31, 2015, the outstanding balance of the 6.125% Notes was $90.7 million. The 6.125% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 6.125% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 6.125% Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at our option on or after April 1, 2018. The 6.125% Notes bear interest at a rate of 6.125% per year.

       In November 2014, we issued $175.0 million in aggregate principal amount of 4.50% unsecured notes due 2019 (the "4.50% Notes" and, together with the 6.125% Notes, the "Notes") at an issue price of 99.53%. As of December 31, 2015, the outstanding balance of the 4.50% Notes was $175.0 million. The 4.50% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes mature on December 1, 2019, and may be redeemed in whole or in part at any time at our option subject to certain make whole provisions.

         Illustration.     The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Our Portfolio(1)
(net of expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder(2)	(20.3)%	(11.5)%	(2.8)%	6.0%	14.8%

(1)
Assumes $1,878.9 million in total assets, $781.7 million in debt outstanding, $1,070.9 million in net assets, and a weighted-average interest rate of 3.8%. Actual interest payments may be different.

(2)
In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2015 total assets of at least 1.6%.

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

       As a BDC, under the 1940 Act we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Legislation introduced in the U.S. House of Representatives during the 114th Congress proposed to modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. If such legislation is passed, we may be able to incur additional indebtedness in the future and, therefore, your risk of an investment in our securities may increase.

       In addition, in December 2015, the 2016 omnibus spending bill approved by Congress and signed into law by the President increased the amount of SBA-guaranteed debentures that affiliated SBIC funds can have outstanding from $225.0 million to $350.0 million. This new legislation may allow us to issue additional SBIC debentures, subject to SBA approval, above the $225.0 million that we, through the Funds, have outstanding as of December 31, 2015. If we incur this additional indebtedness in the future, your risk of an investment in our securities may increase.

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

       We intend to pay distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to pay a specified level of cash distributions, previously projected distributions for future periods, or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, compliance with our debt covenants, each of the Funds' compliance with applicable SBIC regulations and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

       When we make distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings, recognized capital gains or capital. To the extent there is a return of capital, investors will be required to reduce their basis in our stock for federal tax purposes, which may result in higher tax liability when the shares are sold, even if they have not increased in value or have lost value. In addition, any return of capital will be net of any sales load and offering expenses associated with sales of shares of our common stock. In the future, our distributions may include a return of capital.

  We may have difficulty paying the distributions required to maintain RIC tax treatment under the Code if we recognize income before or without receiving cash representing such income.

       We will include in income certain amounts that we have not yet received in cash, such as: (i) amortization of original issue discount, which may arise if we receive warrants in connection with the origination of a loan such that ascribing a value to the warrants creates original issue discount in the debt instrument, if we invest in a debt investment at a discount to the par value of the debt security or possibly in other circumstances; (ii) contractual payment-in-kind, or PIK, interest, which represents contractual interest added to the loan balance and due at the end of the loan term; (iii) contractual preferred dividends, which represents contractual dividends added to the preferred stock and due at the end of the preferred stock term, subject to adequate profitability at the portfolio company; or (iv) amortization of market discount, which is associated with loans purchased in the secondary market at a discount to par value. Such amortization of original issue discounts, increases in loan balances as a result of contractual PIK arrangements, cumulative preferred dividends, or amortization of market discount will be included in income before we receive the corresponding cash payments. We also may be required to include in income certain other amounts before we receive such amounts in cash. Investments structured with these features may represent a higher level of credit risk compared to investments generating income which must be paid in cash on a current basis. For the year ended December 31, 2015, (i) approximately 2.2% of our total investment income was attributable to PIK income not paid currently in cash, (ii) approximately 1.0% of our total investment income was attributable to amortization of original issue discount, (iii) approximately 1.0% of our total investment income was attributable to cumulative dividend income not paid currently in cash, and (iv) approximately 1.6% of our total investment income was attributable to amortization of market discount on loans purchased in the secondary market at a discount.

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

       In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level taxes, we will be required to distribute substantially all of our net ordinary taxable income and net capital gain income, including income from certain of our subsidiaries, which includes the income from the Funds. We will be partially dependent on the Funds for cash distributions to enable us to meet the RIC distribution requirements. The Funds may be limited by the Small Business Investment Act of 1958, and SBIC regulations governing SBICs, from making certain distributions to us that may be necessary to enable us to maintain our status as a RIC. We may have to request a waiver of the SBA's restrictions for the Funds to make certain distributions to maintain our eligibility for RIC status. We cannot assure you that the SBA will grant such waiver and if the Funds are unable to obtain a waiver, compliance with the SBIC regulations may result in loss of RIC tax treatment and a consequent imposition of an entity-level tax on us.

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

       The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below net asset value provided that our Board of Directors makes certain determinations. We did not seek stockholder authorization to sell shares of our common stock at a price below the then current net asset value per share at our 2015 annual meeting of stockholders. As such, we do not currently have such stockholder authorization, and we do not currently intend to seek the stockholder authorization to issue our common stock at a price below net asset value per share at our 2016 annual meeting of stockholders because our common stock price per share has been trading significantly above the current net asset value per share of our common stock. We may, however, seek such authorization at future annual or special meetings of stockholders. Our stockholders have previously approved a proposal to authorize us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock or securities to subscribe to, convert to, or purchase shares of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders' best interests.

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

       A prolonged continuation of the current decline in oil and natural gas prices would adversely affect (i) the credit quality of our debt investments and (ii) the underlying operating performance of our equity investments in energy-related businesses and in geographic areas which are more sensitive to the health of the oil and gas industries. A decrease in credit quality and the operating performance would, in turn, negatively affect the fair value of these investments, which would consequently negatively affect our net asset value. Should the current decline in oil and natural gas prices persist, it is likely that the ability of these investments to satisfy financial or operating covenants imposed by us or other lenders will be adversely affected, thereby negatively impacting their financial condition and their ability to satisfy their debt service and other obligations to us. Likewise, should the current decline in oil and natural gas prices persist, it is likely that our energy-related portfolio companies' and other affected companies' cash flow and profit generating capacities would also be adversely affected thereby negatively impacting their ability to pay us dividends or distributions on our equity investments.

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

       We invest primarily in the secured term debt of LMM, Private Loan and Middle Market companies and equity issued by LMM companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

  Changes in interest rates may affect our cost of capital, net investment income and value of our investments.

       Some of our debt investments will bear interest at variable rates and may be negatively affected by changes in market interest rates. An increase in market interest rates would increase the interest costs and reduce the cash flows of our portfolio companies that have variable rate debt instruments, a situation which could reduce the value of the investment. The value of our investments could also be reduced from an increase in market interest rates as rates available to investors could make an investment in our securities less attractive than alternative investments. In addition, an increase in interest rates would make it more expensive for us to use debt to finance our investments. As a result, a significant increase in market interest rates could increase our cost of capital, which would reduce our net investment income. Conversely, decreases in market interest rates could negatively impact the interest income from our variable rate debt investments. A decrease in market interest rates may also have an adverse impact on our returns by requiring us to accept lower yields on our debt investments and by increasing the risk that our portfolio companies will prepay our debt investments, resulting in the need to redeploy capital at potentially lower rates.

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

       The Notes are not secured by any of our assets or any of the assets of our subsidiaries and rank equally in right of payment with all of our existing and future unsubordinated, unsecured indebtedness. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of December 31, 2015, we had $291.0 million outstanding under the Credit Facility out of $555.0 million in commitments. The indebtedness under the Credit Facility is senior to the Notes to the extent of the value of the assets securing such indebtedness.

  The Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

       The Notes are obligations exclusively of Main Street Capital Corporation and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the Notes, and the Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. In addition, several of our subsidiaries, specifically the Funds, maintain significant indebtedness and as a result the Notes are structurally subordinated to the indebtedness of these subsidiaries. For example, as of December 31, 2015, the Funds had collectively issued $225.0 million of SBA-guaranteed debentures, which are included in our consolidated financial statements. The assets of such subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the Notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" for more detail on the SBA-guaranteed debentures.

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

       As of December 31, 2015, we had approximately $781.7 million of indebtedness, including $291.0 million outstanding under the Credit Facility, $225.0 million outstanding from SBA-guaranteed debentures, approximately $90.7 million of the 6.125% Notes and $175.0 million of the 4.50% Notes outstanding. Any default under the agreements governing our indebtedness, including a default under the Credit Facility, under the Notes or under other indebtedness to which we may be a party that is not waived by the required lenders or debt holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. Our ability to generate sufficient cash flow in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under the Credit Facility or otherwise, in an amount sufficient to enable us to meet our payment obligations under the Notes and our other debt and to fund other liquidity needs.

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

       The following table sets forth, for each fiscal quarter during 2015 and 2014, the range of high and low closing prices of our common stock as reported on the NYSE.

	High	Low
Fiscal year 2015
Fourth quarter	$32.28	$27.69
Third quarter	$33.08	$26.38
Second quarter	$32.59	$30.47
First quarter	$31.47	$27.87
Fiscal year 2014
Fourth quarter	$32.68	$27.48
Third quarter	$32.87	$30.38
Second quarter	$33.54	$29.55
First quarter	$35.69	$32.23
Fiscal year 2013

       On February 25, 2016 the last sale price of our common stock on the NYSE was $28.12 per share, and there were approximately 200 holders of record of the common stock which did not include stockholders for whom shares are held in "nominee" or "street name."

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

Date Declared	Record Date	Payment Date	Amount(1)
Fiscal year 2016
February 23, 2016	May 20, 2016	June 15, 2016	$0.180
February 23, 2016	April 21, 2016	May 16, 2016	$0.180
February 23, 2016	March 21, 2016	April 15, 2016	$0.180
November 3, 2015	February 22, 2016	March 15, 2016	$0.180
November 3, 2015	January 22, 2016	February 17, 2016	$0.180
November 3, 2015	December 30, 2015	January 15, 2016	$0.180	(2)

			$1.080

Fiscal year 2015
October 20, 2015	December 17, 2015	December 24, 2015	$0.275	(2)
August 3, 2015	November 20, 2015	December 14, 2015	$0.180	(2)
August 3, 2015	October 21, 2015	November 16, 2015	$0.180	(2)
August 3, 2015	September 21, 2015	October 15, 2015	$0.180	(2)
May 5, 2015	August 20, 2015	September 15, 2015	$0.175	(2)
May 5, 2015	July 21, 2015	August 14, 2015	$0.175	(2)
May 5, 2015	July 1, 2015	July 15, 2015	$0.175	(2)
April 22, 2015	June 18, 2015	June 25, 2015	$0.275	(2)
February 24, 2015	May 20, 2015	June 15, 2015	$0.175	(2)
February 24, 2015	April 21, 2015	May 15, 2015	$0.175	(2)
February 24, 2015	March 20, 2015	April 15, 2015	$0.175	(2)
November 6, 2014	February 20, 2015	March 16, 2015	$0.170	(2)
November 6, 2014	January 21, 2015	February 13, 2015	$0.170	(2)
November 6, 2014	December 31, 2014	January 15, 2015	$0.170	(3)

Total			$2.650

Fiscal year 2014
October 23, 2014	December 18, 2014	December 24, 2014	$0.275	(3)
August 4, 2014	November 20, 2014	December 15, 2014	$0.170	(3)
August 4, 2014	October 20, 2014	November 14, 2014	$0.170	(3)
August 4, 2014	September 19, 2014	October 15, 2014	$0.170	(3)
May 6, 2014	August 20, 2014	September 15, 2014	$0.165	(3)
May 6, 2014	July 21, 2014	August 15, 2014	$0.165	(3)
May 6, 2014	June 30, 2014	July 15, 2014	$0.165	(3)
April 21, 2014	June 20, 2014	June 25, 2014	$0.275	(3)
February 26, 2014	May 21, 2014	June 16, 2014	$0.165	(3)
February 26, 2014	April 20, 2014	May 15, 2014	$0.165	(3)
February 26, 2014	March 21, 2014	April 15, 2014	$0.165	(3)
November 6, 2013	February 20, 2014	March 14, 2014	$0.165	(3)
November 6, 2013	January 21, 2014	February 14, 2014	$0.165	(3)
November 6, 2013	December 30, 2013	January 15, 2014	$0.165	(4)

Total			$2.545

Fiscal year 2013
November 20, 2013	December 19, 2013	December 24, 2013	$0.250	(4)
August 6, 2013	November 21, 2013	December 16, 2013	$0.160	(4)
August 6, 2013	October 21, 2013	November 15, 2013	$0.160	(4)
August 6, 2013	September 20, 2013	October 15, 2013	$0.160	(4)
May 13, 2013	July 22, 2013	July 26, 2013	$0.200	(4)
May 8, 2013	May 21, 2013	September 16, 2013	$0.155	(4)
May 8, 2013	July 17, 2013	August 15, 2013	$0.155	(4)
May 8, 2013	June 18, 2013	July 15, 2013	$0.155	(4)
March 5, 2013	May 21, 2013	June 14, 2013	$0.155	(4)
March 5, 2013	April 19, 2013	May 15, 2013	$0.155	(4)
March 5, 2013	March 21, 2013	April 15, 2013	$0.155	(4)
November 6, 2012	February 21, 2013	March 15, 2013	$0.150	(4)
November 6, 2012	January 18, 2013	February 15, 2013	$0.150	(4)
November 6, 2012	January 4, 2013	January 23, 2013	$0.350	(4)
November 6, 2012	December 20, 2012	January 15, 2013	$0.150	(5)

Total			$2.660

	Amount(1)
Fiscal year 2012
Total	$1.710	(5),(6)

Fiscal year 2011
Total	$1.560	(6)

Fiscal year 2010
Total	$1.500	(7)

Fiscal year 2009
Total	$1.500	(8),(9)

Fiscal year 2008
Total	$1.425	(9)

Fiscal year 2007
Total	$0.330	(10)

Cumulative dividends declared or paid	$16.960

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

(2)
These dividends attributable to fiscal year 2015 were comprised of ordinary income of $2.325 per share, long term capital gain of $0.231 per share, and qualified dividend income of $0.105 per share, and included dividends with a record date during fiscal year 2015, including the dividend declared and accrued as of December 31, 2015 and paid on January 15, 2016, pursuant to the Code.

(3)
These dividends attributable to fiscal year 2014 were comprised of ordinary income of $2.083 per share, long term capital gain of $0.419 per share, and qualified dividend income of $0.048 per share, and included dividends with a record date during fiscal year 2014, including the dividend declared and accrued as of December 31, 2014 and paid on January 15, 2015, pursuant to the Code.

(4)
These dividends attributable to fiscal year 2013 were comprised of ordinary income of $1.872 per share, long term capital gain of $0.346 per share, and qualified dividend income of $0.457 per share, and included dividends with a record date during fiscal year 2013, including the dividend declared and accrued as of December 31, 2013 and paid on January 15, 2014, pursuant to the Code.

(5)
These dividends attributable to fiscal year 2012 were comprised of ordinary income of $0.923 per share, long term capital gain of $0.748 per share, and qualified dividend income of $0.054 per share, and included dividends with a record date during fiscal year 2012, including the dividend declared and accrued as of December 31, 2012 and paid on January 15, 2013, pursuant to the Code.

(6)
These dividends attributable to fiscal year 2011 were comprised of ordinary income of $1.253 per share, long term capital gain of $0.373 per share, and qualified dividend income of $0.069 per share, and included dividends with a record date during fiscal year 2011, including the dividend declared and accrued as of December 31, 2011 and paid on January 16, 2012, pursuant to the Code.

(7)
These dividends attributable to fiscal year 2010 were comprised of ordinary income of $1.220 per share, long term capital gain of $0.268 per share, and qualified dividend income of $0.012 per share.

(8)
These dividends attributable to fiscal year 2009 were comprised of ordinary income of $1.218 per share and long term capital gain of $0.157 per share and excluded the $0.125 paid on January 15, 2009 which had been declared and accrued as of December 31, 2008.

(9)
These dividends attributable to fiscal year 2008 were comprised of ordinary income of $0.953 per share and long term capital gain of $0.597 per share, and included dividends with a record date during fiscal year 2008, including the $0.125 per share dividend declared and accrued as of December 31, 2008 and paid on January 15, 2009, pursuant to the Code.

(10)
This quarterly dividend attributable to fiscal year 2007 was comprised of ordinary income of $0.105 per share and long term capital gain of $0.225 per share.

       In accordance with the IRC sections 871(k) and 881(e), the following percentages represent the portion of our dividends that constitute interest-related dividends and short-term capital gains dividends for non-U.S. residents and foreign corporations. These percentages should be combined with the long-term capital gains discussed above to derive the total dividends which are exempt from United States withholding tax.

Payment Dates	Interest-Related Dividends and Short-Term Capital Gain Dividends
From 2/13/2015 to 5/15/2015	69.29%
6/15/2015	71.51%
From 6/25/2015 to 1/15/2016	75.79%

       To the extent non-U.S. resident taxes were withheld on ordinary dividends distributed, this information may be considered in connection with any claims for refund of such taxes to be filed by the non-U.S. resident shareholder with the Internal Revenue Service.

       To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed taxable income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary taxable income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending December 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years (the "Excise Tax Avoidance Requirement"). Dividends declared and paid by us in a year will generally differ from taxable income for that year, as such dividends may include the distribution of current year taxable income, less amounts carried over into the following year, and the distribution of prior year taxable income carried over into and distributed in the current year. For amounts we carry over into the following year, we will be required to pay a 4% U.S. federal excise tax on the amount by which 98% of our annual ordinary taxable income and 98.2% of capital gains exceeds our distributions for the year. We may retain for investment some or all of our net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they had received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. In general, our stockholders also would be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable shares of the tax we paid on the capital gains deemed distributed to them. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

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

SALES OF UNREGISTERED SECURITIES

       During the year ended December 31, 2015, we issued a total of 636,079 shares of our common stock under the DRIP. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). The aggregate value of the shares of our common stock issued under the DRIP during 2015 was approximately $19.4 million.

PURCHASES OF EQUITY SECURITIES

       None.

STOCK PERFORMANCE GRAPH

       The following graph compares the stockholder return on our common stock from October 5, 2007 to December 31, 2015 with the S&P 500 Index, the Russell 2000 Index, the KBW Regional Bank Index and the Main Street Peer Group index (as defined below). This comparison assumes $100.00 was invested on October 5, 2007 (the date our common stock began to trade in connection with our initial public offering) in our common stock and in the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

COMPARISON OF STOCKHOLDER RETURN(1)
Among Main Street Capital Corporation, the S&P 500 Index, the Russell 2000 Index, the KBW Regional Bank Index, and the Main Street Peer Group(2)
(For the Period October 5, 2007 to December 31, 2015)

(1)
Total return includes reinvestment of dividends through December 31, 2015.

(2)
The Main Street Peer Group is composed of American Capital, Ltd., Apollo Investment Corporation, Ares Capital Corporation, BlackRock Capital Investment Corporation, Capitala Finance Corp., Fifth Street Finance Corp., Fifth Street Senior Floating Rate Corp., FS Investment Corporation, Gladstone Investment Corporation, Golub Capital BDC, Inc., Hercules Technology Growth Capital, Inc., Medallion Financial Corp., Medley Capital Corporation, MVC Capital, Inc., New Mountain Finance Corporation, PennantPark Investment Corporation, Prospect Capital Corporation, Solar Capital Ltd., TCP Capital Corp., THL Credit, Inc., TICC Capital Corp., Triangle Capital Corporation and TPG Specialty Lending, Inc.

Item 6.    Selected Financial Data

       The selected financial and other data as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 have been derived from consolidated financial statements that have been audited by Grant Thornton LLP, an independent registered public accounting firm. You should read this selected financial and other data in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands, except per share amounts)
Statement of operations data:
Investment income:
Total interest, fee and dividend income	$163,603	$139,939	$115,158	$88,858	$65,045
Interest from idle funds and other	986	824	1,339	1,662	1,195

Total investment income	164,589	140,763	116,497	90,520	66,240

Expenses:
Interest	(32,115)	(23,589)	(20,238)	(15,631)	(13,518)
Compensation	(14,852)	(12,337)	(8,560)	—	—
General and administrative	(8,621)	(7,134)	(4,877)	(2,330)	(2,483)
Share-based compensation	(6,262)	(4,215)	(4,210)	(2,565)	(2,047)
Expenses charged to the External Investment Manager	4,335	2,048	—	—	—
Expenses reimbursed to MSCP	—	—	(3,189)	(10,669)	(8,915)

Total expenses	(57,515)	(45,227)	(41,074)	(31,195)	(26,963)

Net investment income	107,074	95,536	75,423	59,325	39,277
Total net realized gain (loss) from investments	(21,316)	23,206	7,277	16,479	2,639
Total net realized loss from SBIC debentures	—	—	(4,775)	—	—
Total net change in unrealized appreciation (depreciation) from investments	10,871	(776)	14,503	44,464	34,989
Total net change in unrealized appreciation (depreciation) from SBIC debentures and investment in the Internal Investment Manager	(879)	(10,931)	4,392	(5,004)	(6,511)
Income tax benefit (provision)	8,687	(6,287)	35	(10,820)	(6,288)

Net increase in net assets resulting from operations	104,437	100,748	96,855	104,444	64,106
Noncontrolling interest	—	—	—	(54)	(1,139)

Net increase in net assets resulting from operations attributable to common stock	$104,437	$100,748	$96,855	$104,390	$62,967

Net investment income per share — basic and diluted	$2.18	$2.20	$2.06	$2.01	$1.69
Net increase in net assets resulting from operations attributable to common stock per share — basic and diluted	$2.13	$2.31	$2.65	$3.53	$2.76
Weighted average shares outstanding — basic and diluted	49,071,492	43,522,397	36,617,850	29,540,114	22,850,299

	As of December 31,
	2015	2014	2013	2012		2011
	(dollars in thousands)
Balance sheet data:
Assets:
Total portfolio investments at fair value	$1,799,996	$1,563,330	$1,286,188	$924,431		$658,093
Marketable securities and idle funds investments	3,693	9,067	13,301	28,535		26,242
Cash and cash equivalents	20,331	60,432	34,701	63,517		42,650
Interest receivable and other assets	37,638	46,406	16,054	14,580		6,539
Deferred financing costs, net of accumulated amortization	13,267	14,550	9,931	5,162		4,168
Deferred tax asset, net	4,003	—	—	—		—

Total assets	$1,878,928	$1,693,785	$1,360,175	$1,036,225		$737,692

Liabilities and net assets:
Credit facility	$291,000	$218,000	$237,000	$132,000		$107,000
SBIC debentures at fair value(1)	223,660	222,781	187,050	211,467		201,887
4.50% Notes	175,000	175,000	—	—		—
6.125% Notes	90,738	90,823	90,882	—		—
Dividend payable	9,074	7,663	6,577	5,188		2,856
Interest payable	3,959	4,848	2,556	3,562		3,984
Accounts payable and other liabilities	12,292	10,701	10,549	8,593		7,001
Payable for securities purchased	2,311	14,773	27,088	20,661		—
Deferred tax liability, net	—	9,214	5,940	11,778		3,776

Total liabilities	808,034	753,803	567,642	393,249		326,504
Total net asset value	1,070,894	939,982	792,533	642,976		405,711
Noncontrolling interest	—	—	—	—		5,477

Total liabilities and net assets	$1,878,928	$1,693,785	$1,360,175	$1,036,225		$737,692

Other data:
Weighted average effective yield on LMM debt investments(2)	12.2%	13.2%	14.7%	14.3%		14.8%
Number of LMM portfolio companies	71	66	62	56		54
Weighted average effective yield on Middle Market debt investments(2)	8.0%	7.8%	7.8%	8.0%		9.5%
Number of Middle Market portfolio companies	86	86	92	79		57
Weighted average effective yield on Private Loan debt investments(2)	9.5%	10.1%	11.3%	14.8%		—
Number of Private Loan portfolio companies	40	31	15	9		—
Expense ratios (as percentage of average net assets):
Total expenses, including income tax expense	4.6%	5.8%	5.8%	8.2%	(3)	9.8%	(3)
Operating expenses	5.5%	5.1%	5.8%	6.1%	(3)	8.0%	(3)
Operating expenses, excluding interest expense	2.4%	2.4%	3.0%	3.0%	(3)	4.0%	(3)

(1)
SBIC debentures for December 31, 2015, 2014, 2013, 2012 and 2011 are $225,000, $225,000, $200,200, $225,000 and $220,000 at par, respectively, with par of $75,200 for December 31, 2015, 2014 and 2013, $100,000 for December 31, 2012, and $95,000 for December 31, 2011 recorded at fair value of $73,860, $72,981, $62,050, $86,467 and 76,887, as of December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

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

       MSCC was formed in March 2007 to operate as an internally managed business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). MSCC wholly owns several investment funds, including Main Street Mezzanine Fund, LP ("MSMF") and Main Street Capital II, LP ("MSC II" and, together with MSMF, the "Funds"), and each of their general partners. The Funds are each licensed as a Small Business Investment Company ("SBIC") by the United States Small Business Administration ("SBA"). Because MSCC is internally managed, all of the executive officers and other employees are employed by MSCC. Therefore, MSCC does not pay any external investment advisory fees, but instead directly incurs the operating costs associated with employing investment and portfolio management professionals.

       MSC Adviser I, LLC (the "External Investment Manager") was formed in November 2013 as a wholly owned subsidiary of MSCC to provide investment management and other services to parties other than MSCC and its subsidiaries or their portfolio companies ("External Parties") and receive fee income for such services. MSCC has been granted no-action relief by the Securities and Exchange Commission ("SEC") to allow the External Investment Manager to register as a registered investment adviser ("RIA") under Investment Advisers Act of 1940, as amended (the "Advisers Act"). Since the External Investment Manager conducts all of its investment management activities for External Parties, it is accounted for as a portfolio investment of MSCC and is not included as a consolidated subsidiary of MSCC in MSCC's consolidated financial statements.

       MSCC has elected to be treated for U.S. federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, MSCC generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that it distributes to its stockholders.

       MSCC has certain direct and indirect wholly owned subsidiaries that have elected to be taxable entities (the "Taxable Subsidiaries"). The primary purpose of the Taxable Subsidiaries is to permit MSCC to hold equity investments in portfolio companies which are "pass-through" entities for tax purposes. The External Investment Manager and Main Street Capital Partners, LLC, ("MSCP") are also direct wholly owned subsidiaries that have elected to be taxable entities. The Taxable Subsidiaries, MSCP and the External Investment Manager are each taxed at their normal corporate tax rates based on their taxable income.

       Unless otherwise noted or the context otherwise indicates, the terms "we," "us," "our" and "Main Street" refer to MSCC and its consolidated subsidiaries, which include the Funds and the Taxable Subsidiaries and, beginning April 1, 2013, MSCP.

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

       Our external asset management business is conducted through our External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. We have entered into an agreement to provide the External Investment Manager with asset management service support in connection with its asset management business generally, and specifically for its relationship with HMS Income Fund, Inc. ("HMS Income"). Through this agreement, we provide management and other services to the External Investment Manager, as well as access to our employees, infrastructure, business relationships, management expertise and capital raising capabilities. In the first quarter of 2014, we began charging the External Investment Manager for these services. Our total expenses for the years ended December 31, 2015 and 2014 are net of expenses charged to the External Investment Manager of $4.3 million and $2.0 million, respectively. The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses charged to the External Investment Manager and dividend income from the External Investment Manager. For the years ended December 31, 2015 and 2014, the total contribution to our net investment income was $6.5 million and $2.5 million, respectively.

       The following tables provide a summary of our investments in the LMM, Middle Market and Private Loan portfolios as of December 31, 2015 and 2014 (this information excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of December 31, 2015
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	71	86	40
Fair value	$862.7	$586.9	$248.3
Cost	$685.6	$637.2	$268.6
% of portfolio at cost — debt	70.4%	98.3%	94.3%
% of portfolio at cost — equity	29.6%	1.7%	5.7%
% of debt investments at cost secured by first priority lien	91.8%	86.6%	87.3%
Weighted-average annual effective yield(b)	12.2%	8.0%	9.5%
Average EBITDA(c)	$6.0	$98.8	$13.1

(a)
At December 31, 2015, we had equity ownership in approximately 96% of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 36%.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2015, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares of our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including five LMM portfolio companies, three Middle Market portfolio companies and six Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

	As of December 31, 2014
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	66	86	31
Fair value	$733.2	$542.7	$213.0
Cost	$599.4	$561.8	$224.0
% of portfolio at cost — debt	71.5%	99.8%	95.6%
% of portfolio at cost — equity	28.5%	0.2%	4.4%
% of debt investments at cost secured by first priority lien	89.6%	85.1%	87.8%
Weighted-average annual effective yield(b)	13.2%	7.8%	10.1%
Average EBITDA(c)	$5.0	$77.2	$18.1

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

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including two LMM portfolio companies, one Middle Market portfolio company and five Private Loan portfolio companies as EBITDA is not a meaningful valuation metric for Main Street's investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

       As of December 31, 2015, we had Other Portfolio investments in ten companies, collectively totaling approximately $74.8 million in fair value and approximately $75.2 million in cost basis and which comprised approximately 4.2% of our Investment Portfolio (as defined in "— Critical Accounting Policies — Basis of Presentation" below) at fair value. As of December 31, 2014, we had Other Portfolio investments in six companies, collectively totaling approximately $58.9 million in fair value and approximately $56.2 million in cost basis and which comprised approximately 3.8% of our Investment Portfolio at fair value.

       As previously discussed, the External Investment Manager is a wholly owned subsidiary that is treated as a portfolio investment. As of December 31, 2015, there was no cost basis in this investment and the investment had a fair value of $27.3 million, which comprised 1.5% of our Investment Portfolio at fair value. As of December 31, 2014, there was no cost basis in this investment and the investment had a fair value of $15.6 million, which comprised 1.0% of our Investment Portfolio at fair value.

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

       Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio. For both of the years ended December 31, 2015 and 2014, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.4%.

       The total investment return on our shares of common stock for the years ended December 31, 2015 and 2014 was 8.49% and (3.09%), respectively. Total investment return is based on the purchase of our stock at the current market price on the first day and a sale at the current market price on the last day of each period reported and assumes reinvestment of dividends at prices obtained by our dividend reinvestment plan during the period. The return does not reflect any sales load that may be paid by an investor.

       During May 2012, we entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income, a non-publicly traded BDC whose registration statement on Form N-2 was declared effective by the SEC in June 2012, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow us to own a registered investment adviser, we assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on our ability to meet the source of income requirement necessary for us to maintain our RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. Based upon several fee waiver agreements with HMS Income and HMS Adviser, the External Investment Manager did not begin accruing the base management fee and incentive fees, if any, until January 1, 2014. Beginning January 1, 2015, the External Investment Manager conditionally agreed to waive a limited amount of the base management fee and incentive fees otherwise earned during the year ended December 31, 2015. During the years ended December 31, 2015 and 2014, the External Investment Manager earned $7.8 million and $2.8 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser.

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

CRITICAL ACCOUNTING POLICIES

  Basis of Presentation

       Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For each of the periods presented herein, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment

Portfolio, as used herein, refers to all of our investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments, and the investment in the External Investment Manager, but excludes all "Marketable securities and idle funds investments". "Marketable securities and idle funds investments" are classified as financial instruments and are reported separately on our consolidated balance sheets and consolidated schedules of investments due to the nature of such investments. Our results of operations and cash flows for the years ended December 31, 2015, 2014 and 2013 and financial position as of December 31, 2015 and 2014, are presented on a consolidated basis. The effects of all intercompany transactions between us and our consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform to the current presentation, including reclassifying the expenses charged to the External Investment Manager.

       Under regulations pursuant to Article 6 of Regulation S-X applicable to BDCs and Accounting Standards Codification ("Codification" or "ASC") 946, Financial Services — Investment Companies ("ASC 946"), we are precluded from consolidating other entities in which we have equity investments, including those in which we have a controlling interest, unless the other entity is another investment company. An exception to this general principle in ASC 946 occurs if we hold a controlling interest in an operating company that provides all or substantially all of its services directly to us or to any of our portfolio companies. Accordingly, as noted above, our consolidated financial statements include the financial position and operating results for the Funds and the Taxable Subsidiaries. Beginning April 1, 2013, our consolidated financial statements also include the financial position and operating results for MSCP, as the wholly owned subsidiary provides all of its services directly or indirectly to us or our portfolio companies. For all periods up to and including the period ending March 31, 2013, MSCP was accounted for as a portfolio investment. We have determined that all of our portfolio investments do not qualify for this exception, including the investment in the External Investment Manager. Therefore, our Investment Portfolio is carried on the consolidated balance sheet at fair value with any adjustments to fair value recognized as "Net Change in Unrealized Appreciation (Depreciation)" on the consolidated statements of operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a "Net Realized Gain (Loss)."

  Portfolio Investment Valuation

       The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. As of December 31, 2015 and 2014, our Investment Portfolio valued at fair value represented approximately 96% and 92% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See "Note B.1. — Valuation of the Investment Portfolio" in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

       Our Board of Directors has the final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our Investment Portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our Investment Portfolio as of December 31, 2015 and 2014 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

  Payment-in-Kind ("PIK") Interest and Cumulative Dividends

       We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the years ended December 31, 2015, 2014 and 2013 (i) approximately 2.2%, 3.3% and 4.3% respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.0%, 1.3% and 1.2%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.

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

  Income Taxes

       MSCC has elected to be treated for U.S. federal income tax purposes as a RIC. MSCC's taxable income includes the taxable income generated by MSCC and certain of its subsidiaries, including the Funds, which are treated as disregarded entities for tax purposes. As a RIC, MSCC generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that MSCC distributes to its stockholders. MSCC must generally distribute at least 90% of its "investment company taxable income" (which is generally its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its tax exempt income to maintain its RIC status (pass-through tax treatment for amounts distributed). As part of maintaining RIC status, undistributed taxable income (subject to a 4% non-deductible U.S Federal excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared on or prior to the later of (i) filing of the U.S federal income tax return for the applicable fiscal year or (ii) fifteenth day of the ninth month following the close of the year which generated such taxable income.

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

       As noted above, beginning April 1, 2013, MSCC's wholly owned subsidiary MSCP is included in our consolidated financial statements for financing reporting purposes. For tax purposes, MSCP has elected to be treated as a taxable entity, and therefore is not consolidated with MSCC for income tax purposes and is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. The taxable income, or loss, of MSCP may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements.

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

       Our external asset management business is conducted through our External Investment Manager. We have entered into an agreement to provide the External Investment Manager with asset management service support in connection with its asset management business generally, and specifically for its relationship with HMS Income. Through this agreement, we provide management and other services to the External Investment Manager, as well as access to our employees, infrastructure, business relationships, management expertise and capital raising capabilities. In the first quarter of 2014, we began charging the External Investment Manager for these services. Our total expenses for the years ended December 31, 2015 and 2014 are net of expenses charged to the External Investment Manager of $4.3 million and $2.0 million, respectively. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses charged to the External Investment Manager and dividend income from the External Investment Manager. For the years ended December 31, 2015 and 2014, the total contribution to our net investment income was $6.5 million and $2.5 million, respectively.

       The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments as of December 31, 2015 and 2014 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	December 31, 2015	December 31, 2014
First lien debt	75.8%	75.7%
Equity	13.5%	11.6%
Second lien debt	8.7%	10.0%
Equity warrants	0.9%	1.5%
Other	1.1%	1.2%

	100.0%	100.0%

Fair Value:	December 31, 2015	December 31, 2014
First lien debt	66.1%	66.9%
Equity	24.9%	21.9%
Second lien debt	7.7%	9.2%
Equity warrants	0.6%	1.0%
Other	0.7%	1.0%

	100.0%	100.0%

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

PORTFOLIO ASSET QUALITY

       We utilize an internally developed investment rating system to rate the performance of each LMM portfolio company and to monitor our expected level of returns on each of our LMM investments in relation to our expectations for the portfolio company. The investment rating system takes into consideration various factors, including each investment's expected level of returns, the collectability of our debt investments and the ability to receive a return of the invested capital in our equity investments, comparisons to competitors and other industry participants, the portfolio company's future outlook and other factors that are deemed to be significant to the portfolio company.

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

       The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of December 31, 2015 and 2014:

	As of December 31, 2015		As of December 31, 2014
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in thousands)
1	$332,606	38.6%	$287,693	39.2%
2	143,268	16.6%	133,266	18.2%
3	277,160	32.1%	239,100	32.6%
4	107,926	12.5%	61,475	8.4%
5	1,750	0.2%	11,657	1.6%

Total	$862,710	100.0%	$733,191	100.0%

       Based upon our investment rating system, the weighted-average rating of our LMM portfolio was approximately 2.2 as of both December 31, 2015 and 2014.

       As of December 31, 2015, our total Investment Portfolio had six investments on non-accrual status, which comprised approximately 0.4% of its fair value and 3.7% of its cost. As of December 31, 2014, our total Investment Portfolio had five investments on non-accrual status, which comprised approximately 1.7% of its fair value and 4.7% of its cost.

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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

  Comparison of years ended December 31, 2015 and 2014

	Twelve Months Ended December 31,		Net Change
	2015	2014	Amount	%
	(dollars in thousands)
Total investment income	$164,589	$140,763	$23,826	17%
Total expenses	(57,515)	(45,227)	(12,288)	27%

Net investment income	107,074	95,536	11,538	12%
Net realized gain (loss) from investments	(21,316)	23,206	(44,522)
Net change in net unrealized appreciation (depreciation) from:
Portfolio investments	11,048	(824)	11,872
SBIC debentures and marketable securities and idle funds	(1,056)	(10,883)	9,827

Total net change in net unrealized appreciation (depreciation)	9,992	(11,707)	21,699
Income tax benefit (provision)	8,687	(6,287)	14,974

Net increase in net assets resulting from operations	$104,437	$100,748	$3,689	4%

	Twelve Months Ended December 31,		Net Change
	2015	2014	Amount	%
	(dollars in thousands, except per share amounts)
Net investment income	$107,074	$95,536	$11,538	12%
Share-based compensation expense	6,262	4,215	2,047	49%

Distributable net investment income(a)	$113,336	$99,751	$13,585	14%
Distributable net investment income per share — Basic and diluted(a)	$2.31	$2.29	$0.02	1%

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

  Investment Income

       For the year ended December 31, 2015, total investment income was $164.6 million, a 17% increase over the $140.8 million of total investment income for the corresponding period of 2014. This comparable period increase was principally attributable to (i) a $21.0 million net increase in interest income primarily related to higher average levels of portfolio debt investments, (ii) a $0.7 million net increase in fee income and (iii) a $2.0 million net increase in dividend income from Investment Portfolio equity investments. The $23.8 million increase in total investment income in the year ended December 31, 2015 includes a decrease of $1.7 million primarily related to a decrease in interest income due to lower accelerated prepayment and repricing activity for certain Investment Portfolio debt investments when compared to the same period in 2014 and a decrease of $1.6 million related to dividend income activity from portfolio companies that is considered to be less consistent on a recurring basis during the period when compared to the same period in 2014.

  Expenses

       For the year ended December 31, 2015, total expenses increased to $57.5 million from $45.2 million for the corresponding period of 2014. This comparable period increase in operating expenses was principally attributable to (i) a $8.5 million increase in interest expense, primarily due to a $7.3 million increase as a result of the issuance of our 4.50% Notes in November 2014 and an increase of $0.8 million related to interest on the Credit Facility due to the higher average balance outstanding in 2015, both when compared to the prior year, and (ii) a $2.5 million increase in compensation expense related to increases in the number of personnel, base compensation levels and incentive compensation accruals, (iii) a $2.0 million increase in share-based compensation expense and (iv) a $1.5 million increase in general and other administrative expenses, with these increases partially offset by a $2.3 million increase in the expenses charged to the External Investment Manager (see further discussion in "Overview"), in each case when compared to the prior year. For the years ended December 31, 2015 and 2014, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.4%.

  Distributable Net Investment Income

       For the year ended December 31, 2015, distributable net investment income increased 14% to $113.3 million, or $2.31 per share, compared with $99.8 million, or $2.29 per share, in the corresponding period of 2014. The increase in distributable net investment income was primarily due to the higher level of total investment income, partially offset by higher operating expenses as discussed above. Distributable net investment income on a per share basis for the year ended December 31, 2015 reflects (i) a decrease of approximately $0.05 per share from the comparable period in 2014 attributable to the net decrease in the comparable levels of accelerated prepayment and repricing activity for certain Investment Portfolio debt investments as discussed above, (ii) a decrease of approximately $0.04 per share attributable to the decrease in the dividend income that is considered to be less consistent on a recurring basis as discussed above and (iii) a greater number of average shares outstanding compared to the corresponding period in 2014 primarily due to the April 2014 and March 2015 equity offerings, the shares issued through the ATM Program (as defined in "— Liquidity and Capital Resources — Capital Resources" below) and shares issued pursuant to our dividend reinvestment plan.

  Net Investment Income

       Net investment income for the year ended December 31, 2015 was $107.1 million, or a 12% increase, compared to net investment income of $95.5 million for the corresponding period of 2014. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses as discussed above.

  Net Increase in Net Assets Resulting from Operations

       The net increase in net assets resulting from operations during the year ended December 31, 2015 was $104.4 million, or $2.13 per share, compared with $100.7 million, or $2.31 per share, during the year ended December 31, 2014. This increase from the prior year period was primarily the result of (i) a $11.5 million increase in net investment income as discussed above and (ii) a $21.7 million increase in net change in unrealized appreciation (depreciation) to net unrealized appreciation of $10.0 million for the year ended December 31, 2015 and (iii) a $15.0 million increase due to the change in the income tax benefit (provision) from the prior year period to an income tax benefit of $8.7 million for the year ended December 31, 2015, with these changes partially offset by a $44.5 million decrease due to the change in the net realized gain (loss) from investments from a net realized gain of $23.2 million during the year ended December 31, 2014 to a net realized loss of $21.3 million for the year ended December 31, 2015. The net realized loss of $21.3 million for the year ended December 31, 2015 was primarily the result of (i) the net realized losses relating to the restructure of two Private Loan investments totaling $13.8 million and two Middle Market investments totaling $9.1 million, (ii) the net realized loss on the exit of a Private Loan investment of $4.7 million and (iii) the exits of several Marketable securities and idle funds investments of $1.4 million, partially offset by the net realized gains on the exits of three LMM investments totaling $5.4 million and from an Other Portfolio investment of $2.5 million.

       The following table provides a summary of the total net unrealized appreciation of $10.0 million for the year ended December 31, 2015:

	Twelve Months Ended December 31, 2015
	LMM(a)	MM	PL	Other(b)	Total
	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized gains/losses recognized during period	$(5.0)	$6.9	$13.1	$(2.6)	$12.4
Net change in unrealized appreciation (depreciation) relating to portfolio investments	48.4	(38.1)	(22.8)	11.2	(1.3)

Total net change in unrealized appreciation (depreciation) relating to portfolio investments	$43.4	$(31.2)	$(9.7)	$8.6	$11.1

Net change in unrealized depreciation relating to marketable securities					(0.2)
Unrealized depreciation relating to SBIC debentures(c)					(0.9)

Total net change in unrealized appreciation (depreciation)					$10.0

(a)
LMM includes unrealized appreciation on 36 LMM portfolio investments and unrealized depreciation on 21 LMM portfolio investments.

(b)
Other includes $11.7 million of unrealized appreciation relating to the External Investment Manager, offset by $0.5 million of net unrealized depreciation relating to the Other Portfolio.

(c)
Relates to unrealized depreciation on the SBIC debentures held by MSC II which are accounted for on a fair value basis.

       The income tax benefit for the year ended December 31, 2015 of $8.7 million principally consisted of a deferred tax benefit of $11.7 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in net operating loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book tax differences, partially offset by other current taxes of $3.0 million, which includes $1.8 million related to accruals for U.S. federal income, state and other taxes and $1.2 million for excise taxes.

  Comparison of years ended December 31, 2014 and 2013

	Twelve Months Ended December 31,		Net Change
	2014	2013	Amount	%
	(dollars in thousands)
Total investment income	$140,763	$116,497	$24,266	21%
Total expenses	(45,227)	(41,074)	(4,153)	10%

Net investment income	95,536	75,423	20,113	27%
Net realized gain (loss) from investments	23,206	7,277	15,929	219%
Net realized loss from SBIC debentures	—	(4,775)	4,775
Net change in net unrealized appreciation (depreciation) from:
Portfolio investments	(824)	16,155	(16,979)
SBIC debentures and marketable securities and idle funds	(10,883)	2,740	(13,623)

Total net change in net unrealized appreciation (depreciation)	(11,707)	18,895	(30,602)
Income tax benefit (provision)	(6,287)	35	(6,322)

Net increase in net assets resulting from operations	$100,748	$96,855	$3,893	4%

	Twelve Months Ended December 31,		Net Change
	2014	2013	Amount	%
	(dollars in thousands, except per share amounts)
Net investment income	$95,536	$75,423	$20,113	27%
Share-based compensation expense	4,215	4,210	5	0%

Distributable net investment income(a)	$99,751	$79,633	$20,118	25%
Distributable net investment income per share — Basic and diluted(a)	$2.29	$2.17	$0.12	6%

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

  Net Increase in Net Assets Resulting from Operations

       The net increase in net assets resulting from operations during the year ended December 31, 2014 was $100.7 million, or $2.31 per share, compared with $96.9 million, or $2.65 per share, during the year ended

December 31, 2013. This increase from the prior year was primarily the result of (i) a $20.1 million increase in net investment income and (ii) a $15.9 million increase in the net realized gain (loss) from investments and (iii) the $4.8 million decrease in the net realized loss from SBIC debentures, partially offset by (i) a $30.6 million decrease in net change in unrealized appreciation (depreciation) to $11.7 million of net unrealized depreciation for the year ended December 31, 2014 compared to $18.9 million of net unrealized appreciation in the prior year and (ii) a $6.3 million increase in the income tax provision from the prior year. The net realized gain from investments of $23.2 million during the year ended December 31, 2014 was primarily attributable to (i) $27.1 million of realized gains recognized on the exits of four LMM portfolio investments in 2014 and (ii) net realized gains on several Middle Market investments totaling $2.0 million, partially offset by a net realized loss of $6.5 million in conjunction with a change in control transaction involving a LMM portfolio company in the second quarter of 2014.

       The following table provides a summary of the total net change in unrealized depreciation of $11.7 million for the year ended December 31, 2014:

	Twelve Months Ended December 31, 2014
	LMM(a)	MM	PL	Other(b)	Total
	(dollars in millions)
Accounting reversals of net unrealized appreciation recognized in prior periods due to net realized gains/losses recognized during period	$(16.0)	$(3.5)	$(0.9)	$(0.3)	$(20.7)
Net change in unrealized appreciation (depreciation) relating to portfolio investments	33.7	(18.7)	(9.9)	14.8	19.9

Total net change in unrealized appreciation (depreciation) relating to portfolio investments	$17.7	$(22.2)	$(10.8)	$14.5	$(0.8)

Net change in unrealized depreciation relating to marketable securities					—
Unrealized depreciation relating to SBIC debentures(c)					(10.9)

Total net change in unrealized depreciation					$(11.7)

(a)
LMM includes unrealized appreciation on 39 LMM portfolio investments and unrealized depreciation on 12 LMM portfolio investments.

(b)
Other includes $14.5 million of unrealized appreciation relating to the External Investment Manager and $0.3 million of net unrealized appreciation relating to the Other Portfolio.

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

  Liquidity and Capital Resources

  Cash Flows

       For the year ended December 31, 2015, we experienced a net decrease in cash and cash equivalents in the amount of $40.1 million, which is the net result of $131.4 million of cash used for our operating activities and $91.3 million of cash provided by financing activities.

       During the period, we used $131.4 million of cash for our operating activities, which resulted primarily from (i) cash flows we generated from the operating profits earned through our operating activities totaling $101.8 million, which is our $113.3 million of distributable net investment income, excluding the non-cash effects of the accretion of unearned income of $8.9 million, payment-in-kind interest income of $3.6 million, cumulative dividends of $1.6 million and the amortization expense for deferred financing costs of $2.6 million, (ii) cash uses totaling $848.0 million which primarily resulted from (a) the funding of new portfolio company investments and settlement of accruals for portfolio investments existing as of December 31, 2014, which together total $838.4 million, (b) the funding of new Marketable securities and idle funds investments totaling $5.8 million, (c) $2.3 million related to decreases in payables and accruals and (d) increases in other assets of $1.5 million, and (iii) cash proceeds totaling $614.8 million from (a) $605.3 million in cash proceeds from the repayments of debt investments and sales of equity investments in portfolio companies and (b) $9.5 million of cash proceeds from the sale of Marketable securities and idle funds investments.

       During the year ended December 31, 2015, $91.3 million in cash was provided by financing activities, which principally consisted of (i) $132.0 million in net cash proceeds from a public equity offering in March 2015 and through equity issuances under the ATM Program in the fourth quarter of 2015 and (ii) $73.0 million in net cash proceeds from the Credit Facility, partially offset by (iii) $110.7 million in cash dividends paid to stockholders and (iv) $3.0 million for payment of deferred loan costs, SBIC debenture fees and other costs.

       For the year ended December 31, 2014, we experienced a net increase in cash and cash equivalents in the amount of $25.7 million, which is the net result of $190.9 million of cash used for our operating activities and $216.6 million provided by financing activities.

       During the period, we used $190.9 million of cash for our operating activities, which resulted primarily from (i) cash flows we generated from the ordinary operating profits earned through our operating activities totaling $84.5 million, which is our $99.8 million of distributable net investment income, excluding the non-cash effects of the accretion of unearned income of $10.5 million, payment-in-kind interest income of $4.7 million, cumulative dividends of $1.8 million and the amortization expense for deferred financing costs of $1.7 million, (ii) cash uses totaling $858.2 million from (a) the funding of new portfolio company investments and settlement of accruals for portfolio investments existing as of December 31, 2013, which together total $831.2 million, (b) the funding of new Marketable securities and idle funds investments and settlement of accruals for Marketable securities and idle funds investments existing as of December 31, 2013, which together total $22.7 million and (c) increases in other assets of $4.3 million, and (iii) cash proceeds totaling $582.8 million from (a) $554.7 million in cash proceeds from the repayments of debt investments and sales of equity investments in portfolio companies, (b) $27.0 million of cash proceeds from the sale of Marketable securities and idle funds investments and (c) $1.1 million related to increases in payables and accruals.

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

  Capital Resources

       As of December 31, 2015, we had $20.3 million in cash and cash equivalents, $3.7 million in Marketable securities and idle funds investments and $264.0 million of unused capacity under the Credit Facility, which we maintain to support our investment and operating activities. As of December 31, 2015, our net asset value totaled $1,070.9 million, or $21.24 per share.

       The Credit Facility, which provides additional liquidity to support our investment and operational activities, provides for commitments from a diversified group of fourteen lenders. The Credit Facility was amended during 2015 to change the total commitments to $555.0 million, increase the accordion feature of the Credit Facility from $650.0 million to $750.0 million, increase the amount of unsecured debt we are permitted to incur, providing us additional financial flexibility in our capital structure, decrease the interest rate to the rates described below and to extend the maturity one year to September 2020. The accordion feature allows Main Street to increase the total commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments.

       Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis at a rate equal to the applicable LIBOR rate (0.24% as of December 31, 2015) plus (i) 1.875% (or the applicable base rate (Prime Rate of 3.50% as of December 31, 2015) plus 0.875%), as long as we maintain an investment grade rating and meet certain agreed upon excess collateral and maximum leverage requirements, (ii) 2.0% (or the applicable base rate plus 1.0%) if we maintain an investment grade rating but do not meet certain excess collateral and maximum leverage requirements or (iii) 2.25% (or the applicable base rate plus 1.25%), if we do not maintain an investment grade rating. We pay unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio of at least 1.5 to 1.0, and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2020, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval. As of December 31, 2015, we had $291.0 million in borrowings outstanding under the Credit Facility, the interest rate on the Credit Facility was 2.1% and we were in compliance with all financial covenants of the Credit Facility.

       Due to each of the Funds' status as a licensed SBIC, we have the ability to issue, through the Funds, debentures guaranteed by the SBA at favorable interest rates and favorable terms and conditions. In addition, in December 2015, the 2016 omnibus spending bill approved by Congress and signed into law by the President increased the amount of SBA-guaranteed debentures that affiliated SBIC funds can have outstanding from $225.0 million to $350.0 million. This new legislation may allow us to issue additional SBIC debentures, subject to SBA approval, above the $225.0 million that we, through the Funds, have outstanding as of December 31, 2015. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. On December 31, 2015, through our two wholly owned SBICs, we had $225.0 million of outstanding SBIC debentures guaranteed by the SBA, which bear a weighted-average annual fixed interest rate of approximately 4.2%, paid semi-annually, and mature ten years from issuance. The first maturity related to our SBIC debentures does not occur until 2017, and the remaining weighted-average duration is approximately 5.6 years as of December 31, 2015.

       In April 2013, we issued $92.0 million, including the underwriters' full exercise of their over-allotment option, in aggregate principal amount of the 6.125% Notes. The 6.125% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 6.125% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 6.125% Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at our option on or after April 1, 2018. We may from time to time repurchase 6.125% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of December 31, 2015, the outstanding balance of the 6.125% Notes was $90.7 million.

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

       In November 2014, we issued $175.0 million in aggregate principal amount of the 4.50% Notes at an issue price of 99.53%. The 4.50% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes mature on December 1, 2019, and may be redeemed in whole or in part at any time at our option subject to certain make whole provisions. The 4.50% Notes bear interest at a rate of 4.50% per year payable semi-annually on June 1 and December 1 of each year, beginning June 1, 2015. We may from time to time repurchase 4.50% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of December 31, 2015, the outstanding balance of the 4.50% Notes was $175.0 million.

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

       During April 2014, we completed a follow-on public equity offering of 4,600,000 shares of common stock, including the underwriters' full exercise of their option to purchase 600,000 additional shares, resulting in total net proceeds, including exercise of the underwriters' option to purchase additional shares and after deducting underwriting discounts and estimated offering expenses payable by us, of approximately $139.7 million.

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

       During November 2015, we entered into a program (the "ATM Program") with underwriters through which we could sell, by means of at-the-market offerings from time to time, up to 1,000,000 shares of our common stock. During the fourth quarter of 2015, we sold 140,568 shares of our common stock at a weighted-average price of $31.98 per share and raised $4.5 million of gross proceeds under the ATM Program. Net proceeds were $4.3 million after commissions to the underwriter on shares sold and offering costs. As of December 31, 2015, 859,432 shares were available for sale under the ATM Program.

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

       If our common stock trades below our net asset value per share, we will generally not be able to issue additional common stock at the market price unless our stockholders approve such a sale and our Board of Directors makes certain determinations. We did not seek stockholder authorization to sell shares of our common stock below the then current net asset value per share of our common stock at our 2015 annual meeting of stockholders because our common stock price per share had been trading significantly above the current net asset value per share of our common stock, and we do not currently expect to seek such approval at our 2016 annual meeting of stockholders for the same reason. We would therefore need future approval from our stockholders to issue shares below the then current net asset value per share.

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

       Although we have been able to secure access to additional liquidity, including recent public equity and historical debt offerings, our $555.0 million Credit Facility, and the available leverage through the SBIC program, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

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

       In May 2015, the FASB issued ASU 2015-07, Fair Value Measurements — Disclosures for Certain Entities that Calculate Net Asset Value per Share. This amendment updates guidance intended to eliminate the diversity in practice surrounding how investments measured at net asset value under the practical expedient with future redemption dates have been categorized in the fair value hierarchy. Under the updated guidance, investments for which fair value is measured at net asset value per share using the practical expedient should no longer be categorized in the fair value hierarchy, while investments for which fair value is measured at net asset value per share but the practical expedient is not applied should continue to be categorized in the fair value hierarchy. The updated guidance requires retrospective adoption for all periods presented and is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The impact of the adoption of this new accounting standard on our consolidated financial statements is currently being evaluated.

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

  Off-Balance Sheet Arrangements

       We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At December 31, 2015, we had a total of $144.3 million in outstanding commitments comprised of (i) 27 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) nine investments with capital commitments that had not been fully called.

  Contractual Obligations

       As of December 31, 2015, the future fixed commitments for cash payments in connection with our SBIC debentures and the 4.50% Notes and the 6.125% Notes for each of the next five years and thereafter are as follows:

	2016	2017	2018	2019	2020 and thereafter	Total
	(dollars in thousands)
SBIC debentures	$—	$15,000	$10,200	$20,000	$179,800	$225,000
Interest due on SBIC debentures	9,446	9,423	8,130	7,807	17,601	52,407
Notes 6.125%	—	—	—	—	90,738	90,738
Interest due on 6.125% Notes	4,168	5,558	5,558	5,558	19,452	40,294
4.50% Notes	—	—	—	175,000	—	175,000
Interest due on 4.50% Notes	7,875	7,875	7,875	7,875	—	31,500

Total	$21,489	$37,856	$31,763	$216,240	$307,591	$614,939

       As of December 31, 2015, we had $291.0 million in borrowings outstanding under our Credit Facility, and the Credit Facility is currently scheduled to mature in September 2020. The Credit Facility contains two, one-year extension options which could extend the maturity to September 2022. See further discussion of the Credit Facility terms in "— Liquidity and Capital Resources — Capital Resources".

  Related Party Transactions

       As discussed further above, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of our Investment Portfolio. At December 31, 2015, we had a receivable of $2.0 million due from the External Investment Manager which included approximately $1.3 million primarily related to operating expenses incurred by us as required to support the External Investment Manager's business, along with dividends declared but not paid by the External Investment Manager of approximately $0.7 million.

       In June 2013, our board of directors approved and adopted the Deferred Compensation Plan for Non-Employee Directors (the "2013 Deferred Compensation Plan") for the non-employee members of our board of directors, which allowed the directors at their option to defer all or a portion of the fees paid for their services as directors and have such deferred fees paid in shares of our common stock within 90 days after the participant's end of service as a director. As of December 31, 2015, $1.1 million of directors' fees had been deferred under this plan. These deferred fees represented 34,645 shares of our common shares. These shares will not be issued or included as outstanding on the consolidated statement of changes in net assets until each applicable participant's end of service as a director, but are included in operating expenses and weighted-average shares outstanding on our consolidated statement of operations as earned.

       In November 2015, our board of directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the "2015 Deferred Compensation Plan"). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the 2013 Deferred Compensation Plan. Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units.

  Recent Developments

       During January 2016, we fully exited our debt and equity investments in Southern RV, LLC, a four-location dealer of new and used recreational vehicles ("RV") and its affiliated real estate entity (together,

"Southern RV") through a sale of Southern RV's assets and business. Southern RV has facilities in Tyler, TX, Bossier City, LA, Lafayette, LA, and Biloxi, MS and also engages in financing, parts sales and RV services. Southern RV's predecessor was originally founded in 2000 and offers its customers a variety of Travel Trailers, Fifth Wheels, Toy Haulers, Class A Motorhomes, and Class C Motorhomes from top-selling manufacturers. We made our initial investment in Southern RV in August 2013 and realized a gain of approximately $14.4 million on the exit of our equity investments in Southern RV.

       During February 2016, we led a new portfolio investment totaling $15.0 million of invested capital in UniRush, LLC ("UniRush") to fund UniRush's growth initiatives and refinance existing debt, with us funding $12.0 million of the investment. The investment in UniRush consisted of first-lien, senior secured term debt. In addition, we and our co-investor provided UniRush a $5.0 million delayed draw term loan facility to support its future growth opportunities. Headquartered in Cincinnati, Ohio and founded in 2003, UniRush is a leading provider of prepaid debit card solutions branded under the "RushCard" and "Rapid PayCard". RushCard was one of the first prepaid, reloadable Visa debit card programs, and provides financial services for the more than 65 million individuals in the United States who cannot or choose not to establish a traditional banking relationship. Rapid PayCard is a provider of prepaid, payroll debit cards for employers as an alternative to issuing paper checks to employees.

       During February 2016, we declared regular monthly dividends of $0.180 per share for each of April, May and June 2016. These regular monthly dividends equal a total of $0.540 per share for the second quarter of 2016. The second quarter 2016 regular monthly dividends represent a 2.9% increase from the dividends declared for the second quarter of 2015. Including the dividends declared for the second quarter of 2016, we will have paid $16.960 per share in cumulative dividends since our October 2007 initial public offering.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

       We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and Marketable securities and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of December 31, 2015, approximately 60% of our debt investment portfolio (at cost) bore interest at floating rates, 98% of which were subject to contractual minimum interest rates. As of December 31, 2015, none of our Marketable securities and idle funds investments (at cost) bore interest at floating rates. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the interest rates on our outstanding SBIC debentures and our 4.50% Notes and 6.125% Notes, which comprise the majority of our outstanding debt, are fixed for the life of such debt. As of December 31, 2015, we had not entered into any interest rate hedging arrangements. The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of December 31, 2015.

Basis Point Change	Increase in Interest Income	Increase in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	(dollars in thousands)
50	$871	$(1,455)	$(584)	$(0.01)
100	4,566	(2,910)	1,656	0.03
150	8,714	(4,365)	4,349	0.09
200	12,867	(5,820)	7,047	0.14
300	21,172	(8,730)	12,442	0.25
400	29,497	(11,640)	17,857	0.35
500	37,842	(14,550)	23,292	0.46
       The hypothetical results would also be impacted by the changes in the amount of debt outstanding under our Credit Facility (with an increase (decrease) in the debt outstanding under the Credit Facility resulting in an (increase) decrease in the hypothetical interest expense).

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders' of
Main Street Capital Corporation

       We have audited the accompanying consolidated balance sheets of Main Street Capital Corporation (a Maryland corporation) and subsidiaries (the "Company"), including the consolidated schedule of investments, as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in net assets and cash flows for each of three years in the period ended December 31, 2015 and the financial highlights (see Note I) for each of the five years in the period ended December 31, 2015. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

       We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included verification by confirmation of securities as of December 31, 2015 and 2014, by correspondence with the portfolio companies and custodians, or by other appropriate auditing procedures where replies where not received. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Main Street Capital Corporation and subsidiaries as of December 31, 2015 and 2014 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, and the financial highlights for each of the five years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

       We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ GRANT THORNTON LLP

Dallas, Texas
February 26, 2016

 Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders' of
Main Street Capital Corporation

       We have audited internal control over financial reporting of Main Street Capital Corporation (a Maryland corporation) and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

       In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO.

       We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company, including the consolidated schedule of investments, as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in net assets and cash flows, for each of the three years in the period ended December 31, 2015 and the financial highlights (see Note I) for each of the five years in the period ended December 31, 2015, and our report dated February 26, 2016, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Dallas, Texas
February 26, 2016

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

(dollars in thousands, except shares and per share amounts)

	December 31, 2015	December 31, 2014
ASSETS
Portfolio investments at fair value:
Control investments (cost: $387,727 and $342,847 as of December 31, 2015 and 2014, respectively)	$555,011	$469,846
Affiliate investments (cost: $333,728 and $266,243 as of December 31, 2015 and 2014, respectively)	350,519	278,675
Non-Control/Non-Affiliate investments (cost: $945,187 and $832,312 as of December 31, 2015 and 2014, respectively)	894,466	814,809

Total portfolio investments (cost: $1,666,642 and $1,441,402 as of December 31, 2015 and 2014, respectively)	1,799,996	1,563,330
Marketable securities and idle funds investments (cost: $5,407 and $10,604 as of December 31, 2015 and 2014, respectively)	3,693	9,067

Total investments (cost: $1,672,049 and $1,452,006 as of December 31, 2015 and 2014, respectively)	1,803,689	1,572,397
Cash and cash equivalents	20,331	60,432
Interest receivable and other assets	27,737	23,273
Receivable for securities sold	9,901	23,133
Deferred financing costs (net of accumulated amortization of $8,965 and $6,462 as of December 31, 2015 and 2014, respectively)	13,267	14,550
Deferred tax asset, net	4,003	—

Total assets	$1,878,928	$1,693,785

LIABILITIES
Credit facility	$291,000	$218,000
SBIC debentures (par: $225,000 as of December 31, 2015 and 2014, par of $75,200 is recorded at a fair value of $73,860 and $72,981 as of December 31, 2015 and 2014, respectively)	223,660	222,781
4.50% Notes	175,000	175,000
6.125% Notes	90,738	90,823
Dividend payable	9,074	7,663
Interest payable	3,959	4,848
Accounts payable and other liabilities	12,292	10,701
Payable for securities purchased	2,311	14,773
Deferred tax liability, net	—	9,214

Total liabilities	808,034	753,803
Commitments and contingencies (Note N)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 50,413,744 and 45,079,150 shares issued and outstanding as of December 31, 2015 and 2014, respectively)	504	451
Additional paid-in capital	1,011,467	853,606
Accumulated net investment income, net of cumulative dividends of $417,347 and $293,789 as of December 31, 2015 and 2014, respectively	7,181	23,665
Accumulated net realized gain from investments (accumulated net realized gain from investments of $19,005 before cumulative dividends of $68,658 as of December 31, 2015 and accumulated net realized gain from investments of $40,321 before cumulative dividends of $60,777 as of December 31, 2014)	(49,653)	(20,456)
Net unrealized appreciation, net of income taxes	101,395	82,716

Total net assets	1,070,894	939,982

Total liabilities and net assets	$1,878,928	$1,693,785

NET ASSET VALUE PER SHARE	$21.24	$20.85

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(dollars in thousands, except shares and per share amounts)

	Twelve Months Ended December 31,
	2015	2014	2013
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$49,832	$40,122	$34,502
Affiliate investments	27,200	26,151	23,573
Non-Control/Non-Affiliate investments	86,571	73,666	57,083

Interest, fee and dividend income	163,603	139,939	115,158
Interest, fee and dividend income from marketable securities and idle funds investments	986	824	1,339

Total investment income	164,589	140,763	116,497
EXPENSES:
Interest	(32,115)	(23,589)	(20,238)
Compensation	(14,852)	(12,337)	(8,560)
General and administrative	(8,621)	(7,134)	(4,877)
Share-based compensation	(6,262)	(4,215)	(4,210)
Expenses charged to the External Investment Manager	4,335	2,048	—
Expenses reimbursed to MSCP	—	—	(3,189)

Total expenses	(57,515)	(45,227)	(41,074)

NET INVESTMENT INCOME	107,074	95,536	75,423
NET REALIZED GAIN (LOSS):
Control investments	(582)	(10)	8,669
Affiliate investments	5,827	12,019	981
Non-Control/Non-Affiliate investments	(25,147)	11,257	(2,705)
Marketable securities and idle funds investments	(1,414)	(60)	332
SBIC debentures	—	—	(4,775)

Total net realized gain (loss)	(21,316)	23,206	2,502

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION):
Portfolio investments	11,048	(824)	16,155
Marketable securities and idle funds investments	(177)	48	(1,652)
SBIC debentures	(879)	(10,931)	4,392

Total net change in unrealized appreciation (depreciation)	9,992	(11,707)	18,895

INCOME TAXES:
Federal and state income, excise and other taxes	(2,964)	(3,013)	(3,556)
Deferred taxes	11,651	(3,274)	3,591

Income tax benefit (provision)	8,687	(6,287)	35

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$104,437	$100,748	$96,855

NET INVESTMENT INCOME PER SHARE — BASIC AND DILUTED	$2.18	$2.20	$2.06

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE — BASIC AND DILUTED	$2.13	$2.31	$2.65

DIVIDENDS PAID PER SHARE:
Regular monthly dividends	$2.100	$1.995	$1.860
Supplemental dividends	0.550	0.550	$0.800

Total dividends	$2.650	$2.545	$2.660

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	49,071,492	43,522,397	36,617,850

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except shares)

	Common Stock				Accumulated Net Realized Gain From Investments, Net of Dividends	Net Unrealized Appreciation from Investments, Net of Income Taxes
				Accumulated Net Investment Income, Net of Dividends
	Number of Shares	Par Value	Additional Paid-In Capital				Total Net Asset Value
Balances at December 31, 2012	34,589,484	$346	$544,136	$35,869	$(19,155)	$81,780	$642,976
Public offering of common stock, net of offering costs	4,600,000	46	131,407	—	—	—	131,453
Share-based compensation	—	—	4,210	—	—	—	4,210
Purchase of vested stock for employee payroll tax withholding	(62,025)	(1)	(1,764)	—	—	—	(1,765)
Dividend reinvestment	433,218	4	13,622	—	—	—	13,626
Issuance of restricted stock, net of forfeited shares	273,802	3	(3)	—	—	—	—
Consolidation of Internal Investment Manager	—	—	2,037	—	—	—	2,037
Issuances of common stock	18,125	—	578	—	—	—	578
Other	—	—	758	—	—	—	758
Dividends to stockholders	—	—	—	(83,739)	(14,456)	—	(98,195)
Net increase resulting from operations	—	—	—	70,648	7,277	18,930	96,855

Balances at December 31, 2013	39,852,604	$398	$694,981	$22,778	$(26,334)	$100,710	$792,533

Balances at December 31, 2013	39,852,604	$398	$694,981	$22,778	$(26,334)	$100,710	$792,533
Public offering of common stock, net of offering costs	4,600,000	46	139,651	—	—	—	139,697
Share-based compensation	—	—	4,215	—	—	—	4,215
Purchase of vested stock for employee payroll tax withholding	(46,955)	—	(1,495)	—	—	—	(1,495)
Dividend reinvestment	468,417	5	14,951	—	—	—	14,956
Amortization of directors' deferred compensation	—	—	297	—	—	—	297
Issuance of restricted stock, net of forfeited shares	205,084	2	(2)	—	—	—	—
Tax benefit related to vesting of restricted shares	—	—	1,008	—	—	—	1,008
Dividends to stockholders	—	—	—	(94,649)	(17,328)	—	(111,977)
Net increase (loss) resulting from operations	—	—	—	95,536	23,206	(17,994)	100,748

Balances at December 31, 2014	45,079,150	$451	$853,606	$23,665	$(20,456)	$82,716	$939,982

Balances at December 31, 2014	45,079,150	$451	$853,606	$23,665	$(20,456)	$82,716	$939,982
Public offering of common stock, net of offering costs	4,510,568	46	132,003	—	—	—	132,049
Share-based compensation	—	—	6,262	—	—	—	6,262
Purchase of vested stock for employee payroll tax withholding	(54,840)	(1)	(1,739)	—	—	—	(1,740)
Dividend reinvestment	636,079	6	19,348	—	—	—	19,354
Amortization of directors' deferred compensation	—	—	423	—	—	—	423
Issuance of restricted stock, net of forfeited shares	242,787	2	(2)	—	—	—	—
Other	—	—	1,566	—	—	—	1,566
Dividends to stockholders	—	—	—	(123,558)	(7,881)	—	(131,439)
Net increase (loss) resulting from operations	—	—	—	107,074	(21,316)	18,679	104,437

Balances at December 31, 2015	50,413,744	$504	$1,011,467	$7,181	$(49,653)	$101,395	$1,070,894

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(dollars in thousands)

	Twelve Months Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$104,437	$100,748	$96,855
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Investments in portfolio companies	(838,441)	(831,192)	(767,457)
Proceeds from sales and repayments of debt investments in portfolio companies	570,454	512,084	446,042
Proceeds from sales and return of capital of equity investments in portfolio companies	34,780	42,585	18,991
Investments in marketable securities and idle funds investments	(5,767)	(22,691)	(54,011)
Proceeds from sales and repayments of marketable securities and idle funds investments	9,529	26,958	51,662
Net change in net unrealized appreciation	(9,992)	11,707	(18,895)
Net realized (gain) loss	21,316	(23,206)	(2,502)
Accretion of unearned income	(8,940)	(10,491)	(10,881)
Payment-in-kind interest	(3,624)	(4,685)	(5,041)
Cumulative dividends	(1,607)	(1,815)	(1,377)
Share-based compensation expense	6,262	4,215	4,210
Amortization of deferred financing costs	2,553	1,740	1,519
Deferred tax (benefit) provision	(11,651)	3,274	(3,591)
Changes in other assets and liabilities:
Interest receivable and other assets	(3,220)	(6,686)	87
Interest payable	(889)	2,292	(1,006)
Accounts payable and other liabilities	1,639	1,817	1,177
Deferred fees and other	1,769	2,428	3,512

Net cash used in operating activities	(131,392)	(190,918)	(240,706)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	132,049	139,697	131,453
Proceeds from public offering of 6.125% Notes	—	—	92,000
Repurchases of 6.125% Notes	(85)	(59)	(1,108)
Proceeds from public offering of 4.50% Notes	—	175,000	—
Dividends paid	(110,673)	(95,935)	(83,180)
Proceeds from issuance of SBIC debentures	—	24,800	39,000
Repayments of SBIC debentures	—	—	(63,800)
Proceeds from credit facility	534,000	491,000	460,000
Repayments on credit facility	(461,000)	(510,000)	(355,000)
Payment of deferred loan costs and SBIC debenture fees	(1,260)	(6,359)	(6,288)
Other	(1,740)	(1,495)	(1,187)

Net cash provided by financing activities	91,291	216,649	211,890

Net increase (decrease) in cash and cash equivalents	(40,101)	25,731	(28,816)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	60,432	34,701	63,517

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,331	$60,432	$34,701

Supplemental cash flow disclosures:
Interest paid	$30,450	$19,559	$19,760
Taxes paid	$2,687	$4,152	$2,431
Non-cash financing activities:
Shares issued pursuant to the DRIP	$19,354	$14,956	$13,627

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments

December 31, 2015
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Control Investments(5)

Access Media Holdings, LLC(10)	Private Cable Operator
		5.00% Current / 5.00% PIK Secured Debt (Maturity — July 22, 2020)	$21,554	$21,554	$20,380
		Preferred Member Units (4,500,000 units; 12% cumulative)		4,394	2,000
		Member Units (45 units)		1	—

				25,949	22,380

AmeriTech College, LLC	For-Profit Nursing and Healthcare College
		10% Secured Debt (Maturity — May 15, 2016)	514	514	514
		10% Secured Debt (Maturity — November 30, 2019)	489	489	489
		10% Secured Debt (Maturity — January 31, 2020)	3,025	3,025	3,025
		Preferred Member Units (294 units; 5%)(8)		2,291	2,291

				6,319	6,319

ASC Interests, LLC	Recreational and Educational Shooting Facility
		11% Secured Debt (Maturity — July 31, 2018)	2,500	2,470	2,500
		Member Units (1,500 units)(8)		1,500	2,230

				3,970	4,730

Bond-Coat, Inc.	Casing and Tubing Coating Services
		12% Secured Debt (Maturity — December 28, 2017)	11,596	11,521	11,596
		Common Stock (57,508 shares)		6,350	9,140

				17,871	20,736

Café Brazil, LLC	Casual Restaurant Group
		Member Units (1,233 units)(8)		1,742	7,330

CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units (416 units)(8)		1,300	42,120

CMS Minerals LLC	Oil & Gas Exploration & Production
		Preferred Member Units (458 units)(8)		2,967	6,914

Datacom, LLC	Technology and Telecommunications Provider
		10.5% Secured Debt (Maturity — May 31, 2019)	11,205	11,122	10,970
		Class A Preferred Member Units (15% cumulative)(8)		1,181	1,181
		Class B Preferred Member Units (6,453 units)		6,030	5,079

				18,333	17,230

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments — (Continued)

December 31, 2015
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Garreco, LLC	Manufacturer and Supplier of Dental Products
		14% Secured Debt (Maturity — January 12, 2018)	5,800	5,739	5,739
		Member Units (1,200 units)		1,200	1,270

				6,939	7,009

GRT Rubber Technologies LLC	Manufacturer of Engineered Rubber Products
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity — December 19, 2019)(9)	16,122	15,988	15,988
		Member Units (5,879 units)		13,065	15,580

				29,053	31,568

Gulf Manufacturing, LLC	Manufacturer of Specialty Fabricated Industrial Piping Products
		9% PIK Secured Debt (Ashland Capital IX, LLC) (Maturity — June 30, 2017)	777	777	777
		Member Units (438 units)(8)		2,980	13,770

				3,757	14,547

Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
		9% Secured Debt (Maturity — January 8, 2016)	5,010	5,010	5,010
		Preferred Stock (8% cumulative)(8)		1,361	1,361
		Common Stock (107,456 shares)		718	2,600

				7,089	8,971

Hawthorne Customs and Dispatch Services, LLC	Facilitator of Import Logistics, Brokerage, and Warehousing
		Member Units (500 units)(8)		589	460
		Member Units (Wallisville Real Estate, LLC) (588,210 units)(8)		1,215	2,220

				1,804	2,680

HW Temps LLC	Temporary Staffing Solutions
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity July 2, 2020)(9)	9,976	9,884	9,884
		Preferred Member Units (3,200 units)(8)		3,942	3,942

				13,826	13,826

Hydratec, Inc.	Designer and Installer of Micro-Irrigation Systems
		Common Stock (7,095 shares)(8)		7,095	14,950

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments — (Continued)

December 31, 2015
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

IDX Broker, LLC	Provider of Marketing and CRM Tools for the Real Estate Industry
		12.5% Secured Debt (Maturity — November 15, 2018)	11,350	11,281	11,350
		Member Units (5,400 units)		5,606	6,440

				16,887	17,790

Indianapolis Aviation Partners, LLC	Fixed Base Operator
		15% Secured Debt (Maturity — January 15, 2016)	3,100	3,095	3,100
		Warrants (1,046 equivalent units)		1,129	2,540

				4,224	5,640

Jensen Jewelers of Idaho, LLC	Retail Jewelry Store
		Prime Plus 6.75% (Floor 2.00%), Current Coupon 10.25%, Secured Debt (Maturity — November 14, 2016)(9)	4,055	4,028	4,055
		Member Units (627 units)(8)		811	4,750

				4,839	8,805

Lamb's Venture, LLC	Aftermarket Automotive Services Chain
		11% Secured Debt (Maturity — May 31, 2018)	7,962	7,961	7,962
		Preferred Equity (non-voting)		328	328
		Member Units (742 units)		5,273	4,690
		9.5% Secured Debt (Lamb's Real Estate Investment I, LLC) (Maturity — October 1, 2025)	919	919	919
		Member Units (Lamb's Real Estate Investment I, LLC) (1,000 units)(8)		625	1,240

				15,106	15,139

Lighting Unlimited, LLC	Commercial and Residential Lighting Products and Design Services
		8% Secured Debt (Maturity — August 22, 2016)	1,514	1,514	1,514
		Preferred Equity (non-voting)		434	430
		Warrants (71 equivalent units)		54	40
		Member Units (700 units)(8)		100	350

				2,102	2,334

Marine Shelters Holdings, LLC (LoneStar Marine Shelters)	Fabricator of Marine and Industrial Shelters
		12% PIK Secured Debt (Maturity — December 28, 2017)	9,053	8,967	8,870
		Preferred Member Units (3,810 units)		5,352	4,881

				14,319	13,751

MH Corbin Holding LLC	Manufacturer and distributor of traffic safety products
		10% Secured Debt (Maturity — August 31, 2020)	14,000	13,869	13,869
		Preferred Member Units (4,000 shares)		6,000	6,000

				19,869	19,869

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments — (Continued)

December 31, 2015
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Mid-Columbia Lumber Products, LLC	Manufacturer of Finger-Jointed Lumber Products
		10% Secured Debt (Maturity — December 18, 2017)	1,750	1,750	1,750
		12% Secured Debt (Maturity — December 18, 2017)	3,900	3,900	3,900
		Member Units (2,829 units)		1,244	2,580
		9.5% Secured Debt (Mid — Columbia Real Estate, LLC) (Maturity — May 13, 2025)	881	881	881
		Member Units (Mid — Columbia Real Estate, LLC) (250 units)(8)		250	550

				8,025	9,661

MSC Adviser I, LLC(16)	Third Party Investment Advisory Services
		Member Units (Fully diluted 100.0%)(8)		—	27,272

Mystic Logistics Holdings, LLC	Logistics and Distribution Services Provider for Large Volume Mailers
		12% Secured Debt (Maturity — August 15, 2019)	9,448	9,282	9,448
		Common Stock (5,873 shares)(8)		2,720	5,970

				12,002	15,418

NAPCO Precast, LLC	Precast Concrete Manufacturing
		Prime Plus 2.00% (Floor 7.00%), Current Coupon 9.00%, Secured Debt (Maturity — January 31, 2016)(9)	625	625	625
		Prime Plus 2.00% (Floor 7.00%), Current Coupon 9.00%, Secured Debt (Maturity — February 1, 2016)(9)	3,380	3,379	3,380
		18% Secured Debt (Maturity — February 1, 2016)	4,924	4,923	4,924
		Member Units (2,955 units)(8)		2,975	8,590

				11,902	17,519

NRI Clinical Research, LLC	Clinical Research Service Provider
		14% Secured Debt (Maturity — September 8, 2017)	4,617	4,539	4,539
		Warrants (251,723 equivalent units)		252	340
		Member Units (1,454,167 units)		765	1,342

				5,556	6,221

NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		12% Secured Debt (Maturity — December 22, 2016)	13,224	12,948	12,948
		Warrants (14,331 equivalent units)		817	450
		Member Units (50,877 units)		2,900	1,480

				16,665	14,878

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
		Common Stock (1,500 shares)		1,080	13,640

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments — (Continued)

December 31, 2015
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Pegasus Research Group, LLC (Televerde)	Provider of Telemarketing and Data Services
		Member Units (460 units)(8)		1,290	6,840

PPL RVs, Inc.	Recreational Vehicle Dealer
		11.1% Secured Debt (Maturity — July 1, 2016)	9,710	9,710	9,710
		Common Stock (1,962 shares)		2,150	9,770

				11,860	19,480

Principle Environmental, LLC	Noise Abatement Service Provider
		12% Secured Debt (Maturity — April 30, 2017)	4,060	4,039	4,060
		12% Current / 2% PIK Secured Debt (Maturity — April 30, 2017)	3,310	3,309	3,310
		Preferred Member Units (19,631 units)(8)		4,663	6,060
		Warrants (1,036 equivalent units)		1,200	310

				13,211	13,740

Quality Lease Service, LLC	Provider of Rigsite Accommodation Unit Rentals and Related Services
		8% PIK Secured Debt (Maturity — June 8, 2020)	6,538	6,538	6,538
		Member Units (1,000 units)		568	2,638

				7,106	9,176

River Aggregates, LLC	Processor of Construction Aggregates
		Zero Coupon Secured Debt (Maturity — June 30, 2018)	750	556	556
		Member Units (1,150 units)(8)		1,150	3,830
		Member Units (RA Properties, LLC) (1,500 units)		369	2,360

				2,075	6,746

SoftTouch Medical Holdings LLC	Home Provider of Pediatric Durable Medical Equipment
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity — October 31, 2019)(9)	8,075	8,010	8,010
		Member Units (4,450 units)(8)		4,930	5,710

				12,940	13,720

Southern RV, LLC	Recreational Vehicle Dealer
		13% Secured Debt (Maturity — August 8, 2018)	11,400	11,296	11,400
		Member Units (1,680 units)(8)		1,680	15,100
		13% Secured Debt (Southern RV Real Estate, LLC) (Maturity — August 8, 2018)	3,250	3,220	3,250
		Member Units (Southern RV Real Estate, LLC) (480 units)		480	1,200

				16,676	30,950

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments — (Continued)

December 31, 2015
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
		9% Secured Debt (Maturity — October 2, 2018)	2,924	2,921	2,921
		Series A Preferred Units (2,500 units; 10% Cumulative)		2,500	690
		Warrants (1,424 equivalent units)		1,096	—
		Member Units (MPI Real Estate Holdings, LLC) (100% Fully diluted)(8)		2,300	2,230

				8,817	5,841

Travis Acquisition LLC	Manufacturer of Aluminum Trailers
		12% Secured Debt (Maturity — August 30, 2018)	3,513	3,471	3,513
		Member Units (7,282 units)		7,100	14,480

				10,571	17,993

Uvalco Supply, LLC	Farm and Ranch Supply Store
		9% Secured Debt (Maturity — January 1, 2019)	1,314	1,314	1,314
		Member Units (2,011 units)(8)		3,843	5,460

				5,157	6,774

Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage
		13% Secured Debt (Maturity — December 23, 2016)	3,071	3,052	3,052
		Series A Preferred Stock (3,000,000 shares)		3,000	3,550
		Common Stock (1,126,242 shares)		3,706	210

				9,758	6,812

Ziegler's NYPD, LLC	Casual Restaurant Group
		6.5% Secured Debt (Maturity — October 1, 2019)	1,000	992	992
		12% Secured Debt (Maturity — October 1, 2019)	500	500	500
		14% Secured Debt (Maturity — October 1, 2019)	2,750	2,750	2,750
		Warrants (587 equivalent units)		600	50
		Preferred Member Units (10,072 units)		2,834	3,400

				7,676	7,692

Subtotal Control Investments (30.8% of total investments at fair value)				$387,727	$555,011

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments — (Continued)

December 31, 2015
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Affiliate Investments(6)

AFG Capital Group, LLC	Provider of Rent-to-Own Financing Solutions and Services
		11% Secured Debt (Maturity — November 7, 2019)	$12,960	$12,611	$12,790
		Warrants (42 equivalent units)		259	490
		Member Units (186 units)		1,200	2,020

				14,070	15,300

Boss Industries, LLC	Manufacturer and Distributor of Air, Power and Other Industrial Equipment
		Preferred Member Units (2,242 units)(8)		2,246	2,586

Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions Provider
		13% Secured Debt (Maturity — April 18, 2017)	7,000	6,890	6,890
		Warrants (22 equivalent shares)		200	1,300

				7,090	8,190

Buca C, LLC	Casual Restaurant Group
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity — June 30, 2020)(9)	25,530	25,299	25,299
		Preferred Member Units (6 units; 6% cumulative)(8)		3,711	3,711

				29,010	29,010

CAI Software LLC	Provider of Specialized Enterprise Resource Planning Software
		12% Secured Debt (Maturity — October 10, 2019)	4,661	4,624	4,661
		Member Units (65,356 units)		654	1,000

				5,278	5,661

Condit Exhibits, LLC	Tradeshow Exhibits / Custom Displays Provider
		Member Units (3,936 units)(8)		100	1,010

Congruent Credit Opportunities Funds(12)(13)	Investment Partnership
		LP Interests (Congruent Credit Opportunities Fund II, LP) (Fully diluted 19.8%)(8)		6,612	2,834
		LP Interests (Congruent Credit Opportunities Fund III, LP) (Fully diluted 17.4%)(8)		12,020	12,024

				18,632	14,858

Daseke, Inc.	Specialty Transportation Provider
		12% Current / 2.5% PIK Secured Debt (Maturity — July 31, 2018)	21,253	21,003	21,253
		Common Stock (19,467 shares)		5,213	22,660

				26,216	43,913

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments — (Continued)

December 31, 2015
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Dos Rios Partners(12)(13)	Investment Partnership
		LP Interests (Dos Rios Partners, LP) (Fully diluted 20.2%)		3,104	2,031
		LP Interests (Dos Rios Partners — A, LP) (Fully diluted 6.4%)		986	648

				4,090	2,679

East Teak Fine Hardwoods, Inc.	Distributor of Hardwood Products
		Common Stock (6,250 shares)(8)		480	860

East West Copolymer & Rubber, LLC	Manufacturer of Synthetic Rubbers
		12% Secured Debt (Maturity — October 17, 2019)	9,600	9,463	9,463
		Warrants (2,510,790 equivalent units)		50	50

				9,513	9,513

EIG Traverse Co-Investment, L.P.(12)(13)	Investment Partnership
		LP Interests (Fully diluted 6.6%)(8)		4,755	4,755

Freeport Financial Funds(12)(13)	Investment Partnership
		LP Interests (Freeport Financial SBIC Fund LP) (Fully diluted 9.9%)(8)		5,974	6,045
		LP Interests (Freeport First Lien Loan Fund III LP) (Fully diluted 6.4%)		2,077	2,077

				8,051	8,122

Gault Financial, LLC (RMB Capital, LLC)	Purchases and Manages Liquidation of Distressed Assets
		10% Secured Debt (Maturity — November 21, 2016)	13,046	12,896	10,930
		Warrants (29,025 equivalent units)		400	—

				13,296	10,930

Glowpoint, Inc.	Provider of Cloud Managed Video Collaboration Services
		8% Secured Debt (Maturity — October 18, 2018)	400	397	397
		12% Secured Debt (Maturity — October 18, 2018)	9,000	8,929	8,929
		Common Stock (7,711,517 shares)		3,958	3,840

				13,284	13,166

Guerdon Modular Holdings, Inc.	Multi-Family and Commercial Modular Construction Company
		13% Secured Debt (Maturity — August 13, 2019)	10,400	10,280	10,280
		Common Stock (170,577 shares)		2,983	1,990

				13,263	12,270

Houston Plating and Coatings, LLC	Provider of Plating and Industrial Coating Services
		Member Units (248,082 units)(8)		996	8,440

I-45 SLF LLC(12)(13)	Investment Partnership
		Member units (Fully diluted 20.0%; 24.4% profits interest)		7,200	7,200

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments — (Continued)

December 31, 2015
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Indianhead Pipeline Services, LLC	Provider of Pipeline Support Services
		12% Secured Debt (Maturity — February 6, 2017)	6,000	5,853	5,853
		Preferred Member Units (33,819 units; 8% cumulative)		2,302	2,302
		Warrants (31,928 equivalent units)		459	—
		Member Units (14,732 units)		1	—

				8,615	8,155

KBK Industries, LLC	Manufacturer of Specialty Oilfield and Industrial Products
		12.5% Secured Debt (Maturity — September 28, 2017)	5,900	5,875	5,900
		Member Units (250 units)(8)		341	3,680

				6,216	9,580

L.F. Manufacturing Holdings, LLC(10)	Manufacturer of Fiberglass Products
		Member Units (2,179,001 units)(8)		2,019	1,485

MPS Denver, LLC	Specialty Card Printing
		Member Units (13,800 units)		1,130	1,130

OnAsset Intelligence, Inc.	Provider of Transportation Monitoring / Tracking Products and Services
		12% PIK Secured Debt (Maturity — December 31, 2015)(17)	4,006	4,006	4,006
		Preferred Stock (912 shares; 7% cumulative)(8)		1,981	1,380
		Warrants (5,333 equivalent shares)		1,919	—

				7,906	5,386

OPI International Ltd.(13)	Provider of Man Camp and Industrial Storage Services
		10% Unsecured Debt (Maturity — April 8, 2018)	473	473	473
		Common Stock (20,766,317 shares)		1,371	3,200

				1,844	3,673

PCI Holding Company, Inc.	Manufacturer of Industrial Gas Generating Systems
		Preferred Stock (1,500,000 shares; 20% cumulative)(8)		2,762	4,887

Radial Drilling Services Inc.	Oil and Gas Lateral Drilling Technology Provider
		12% Secured Debt (Maturity — November 22, 2016)(14)	4,200	3,941	1,500
		Warrants (316 equivalent shares)		758	—

				4,699	1,500

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments — (Continued)

December 31, 2015
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	Provider of Rigsite Accommodation Unit Rentals and Related Services
		12% Secured Debt (Maturity — January 8, 2018)(14)(18)	30,785	30,281	250
		Preferred Member Units (250 units)		2,500	—

				32,781	250

Samba Holdings, Inc.	Provider of Intelligent Driver Record Monitoring Software and Services
		12.5% Secured Debt (Maturity — November 17, 2016)	24,662	24,553	24,662
		Common Stock (170,963 shares)		2,087	30,220

				26,640	54,882

Tin Roof Acquisition Company	Casual Restaurant Group
		12% Secured Debt (Maturity — November 13, 2018)	13,994	13,807	13,807
		Class C Preferred Stock (Fully diluted 10.0%; 10% cumulative)(8)		2,477	2,477

				16,284	16,284

UniTek Global Services, Inc.(11)	Provider of Outsourced Infrastructure Services
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity — January 13, 2019)(9)	2,826	2,826	2,812
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50% / 1.00% PIK, Current Coupon Plus PIK 10.50%, Secured Debt (Maturity — January 13, 2019)(9)	1,261	1,261	1,255
		15% PIK Unsecured Debt (Maturity — July 13, 2019)	641	641	638
		Preferred Stock (4,935,377 shares)		4,935	5,540
		Common Stock (705,054 shares)		—	—

				9,663	10,245

Universal Wellhead Services Holdings, LLC(10)	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
		Class A Preferred Units (4,000,000 units; 4.5% cumulative)(8)		4,000	3,000

Volusion, LLC	Provider of Online Software-as-a-Service eCommerce Solutions
		10.5% Secured Debt (Maturity — January 26, 2020)	17,500	16,199	16,199
		Preferred Member Units (4,876,670 units)		14,000	14,000
		Warrants (950,618 equivalent units)		1,400	1,400

				31,599	31,599

Subtotal Affiliate Investments (19.4% of total investments at fair value)				$333,728	$350,519

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments — (Continued)

December 31, 2015
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Non-Control/Non-Affiliate Investments(7)

AccuMED, Corp.(10)	Medical Device Contract Manufacturer
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity — October 29, 2020)(9)	$9,750	$9,648	$9,648

Adams Publishing Group, LLC(10)	Local Newspaper Operator
		LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity — November 3, 2020)(9)	9,506	9,329	9,328

Ahead, LLC(10)	IT Infrastructure Value Added Reseller
		LIBOR Plus 6.50%, Current Coupon 6.76%, Secured Debt (Maturity — November 2, 2020)	15,000	14,562	14,625

Allflex Holdings III Inc.(11)	Manufacturer of Livestock Identification Products
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity — July 19, 2021)(9)	10,150	10,080	10,008

AM General LLC(11)	Specialty Vehicle Manufacturer
		LIBOR Plus 9.00% (Floor 1.25%), Current Coupon 10.25%, Secured Debt (Maturity — March 22, 2018)(9)	2,256	2,221	1,867

AM3 Pinnacle Corporation(10)	Provider of Comprehensive Internet, TV and Voice Services for Multi- Dwelling Unit Properties
		Common Stock (60,240 shares)		2,000	—

American Seafoods Group, LLC(11)	Catcher-Processor of Alaskan Pollock
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity — August 19, 2021)(9)	9,975	9,963	9,892

AMF Bowling Centers, Inc.(11)	Bowling Alley Operator
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity — September 18, 2021)(9)	7,907	7,802	7,835

Anchor Hocking, LLC(11)	Household Products Manufacturer
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity — June 4, 2018)(9)	2,306	2,306	2,179
		Member Units (440,620 units)		4,928	3,250

				7,234	5,429

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments — (Continued)

December 31, 2015
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

AP Gaming I, LLC(10)	Developer, Manufacturer, and Operator of Gaming Machines
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity — December 20, 2020)(9)	11,314	11,108	10,946

Apex Linen Service, Inc.	Industrial Launderers
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity — October 30, 2022)(9)	1,600	1,600	1,600
		13% Secured Debt (Maturity — October 30, 2022)	12,000	11,926	11,926

				13,526	13,526

Applied Products, Inc.(10)	Adhesives Distributor
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity — September 30, 2019)(9)	5,813	5,759	5,683

Arcus Hunting LLC.(10)	Manufacturer of Bowhunting and Archery Products and Accessories
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity — November 13, 2019)(9)	9,540	9,429	9,429

Artel, LLC(11)	Provider of Secure Satellite Network and IT Solutions
		LIBOR Plus 7.00% (Floor 1.25%), Current Coupon 8.25%, Secured Debt (Maturity — November 27, 2017)(9)	7,854	7,585	6,716

ATS Workholding, Inc.(10)	Manufacturer of Machine Cutting Tools and Accessories
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity — March 10, 2019)(9)	6,492	6,452	6,230

ATX Networks Corp.(11)(13)	Provider of Radio Frequency Management Equipment
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity — June 14, 2021)(9)	14,925	14,647	14,701

Barfly Ventures, LLC(10)	Casual Restaurant Group
		12% Secured Debt (Maturity — August 31, 2020)	4,121	4,042	4,042
		Warrants (1 equivalent share)		473	473

				4,515	4,515

Berry Aviation, Inc.(10)	Airline Charter Service Operator
		12.00% Current / 1.75% PIK Secured Debt (Maturity — January 30, 2020)	5,627	5,578	5,578
		Common Stock (553 shares)		400	400

				5,978	5,978

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments — (Continued)

December 31, 2015
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Bioventus LLC(10)	Production of Orthopedic Healing Products
		LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.00%, Secured Debt (Maturity — April 10, 2020)(9)	5,000	4,917	4,925

Blackbrush Oil and Gas LP(11)	Oil & Gas Exploration
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity — July 30, 2021)(9)	4,000	3,975	3,230

Blackhawk Specialty Tools LLC(11)	Oilfield Equipment & Services
		LIBOR Plus 5.25% (Floor 1.25%), Current Coupon 6.50%, Secured Debt (Maturity — August 1, 2019)(9)	5,892	5,866	5,450

Blue Bird Body Company(11)	School Bus Manufacturer
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity — June 26, 2020)(9)	4,702	4,646	4,669

Bluestem Brands, Inc.(11)(13)	Multi-Channel Retailer of General Merchandise
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity — November 6, 2020)(9)	13,632	13,358	12,780

Brainworks Software, LLC(10)	Advertising Sales and Newspaper Circulation Software
		Prime Plus 7.25% (Floor 3.25%), Current Coupon 10.75%, Secured Debt (Maturity — July 22, 2019)(9)	626	620	620
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity — July 22, 2019)(9)	6,185	6,126	6,012

				6,746	6,632

Brightwood Capital Fund III, LP(12)(13)	Investment Partnership
		LP Interests (Fully diluted 1.6%)(8)		11,250	11,125

Brundage-Bone Concrete Pumping, Inc.(11)	Construction Services Provider
		10.375% Secured Debt (Maturity — September 1, 2021)	2,500	2,500	2,438

Calloway Laboratories, Inc.(10)	Health Care Testing Facilities
		17% PIK Secured Debt (Maturity — September 30, 2016)(14)	7,324	7,275	—
		Warrants (125,000 equivalent shares)		17	—

				7,292	—

Cengage Learning Acquisitions, Inc.(11)	Provider of Educational Print and Digital Services
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity — March 31, 2020)(9)	9,720	9,672	9,502

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments — (Continued)

December 31, 2015
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Cenveo Corporation(11)	Provider of Commercial Printing, Envelopes, Labels, and Printed Office Products
		6% Secured Debt (Maturity — August 1, 2019)	5,230	4,544	3,687

CGSC of Delaware Holdings Corp.(11)(13)	Insurance Brokerage Firm
		LIBOR Plus 7.00% (Floor 1.25%), Current Coupon 8.25%, Secured Debt (Maturity — October 16, 2020)(9)	2,000	1,979	1,900

Charlotte Russe, Inc(11)	Fast-Fashion Retailer to Young Women
		LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.75%, Secured Debt (Maturity — May 22, 2019)(9)	14,346	14,065	10,031

Clarius ASIG, LLC(10)	Prints & Advertising Film Financing
		15% PIK Secured Debt (Maturity — September 14, 2014)(17)	620	620	620

Clarius BIGS, LLC(10)	Prints & Advertising Film Financing
		15% PIK Secured Debt (Maturity — January 5, 2015)(14)(17)	3,386	3,386	563

Compact Power Equipment, Inc.	Equipment / Tool Rental
		12% Secured Debt (Maturity — October 1, 2017)	4,100	4,090	4,100
		Series A Preferred Stock (4,298,435 shares)		1,079	2,930

				5,169	7,030

Compuware Corporation(11)	Provider of Software and Supporting Services
		LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity — December 15, 2019)(9)	14,751	14,395	13,998

Covenant Surgical Partners, Inc.(11)	Ambulatory Surgical Centers
		8.75% Secured Debt (Maturity — August 1, 2019)	800	800	780

CRGT Inc.(11)	Provider of Custom Software Development
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity — December 19, 2020)(9)	10,168	10,009	10,118

CST Industries Inc.(11)	Storage Tank Manufacturer
		LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 7.75%, Secured Debt (Maturity — May 22, 2017)(9)	8,227	8,197	8,145

Darr Equipment LP(10)	Heavy Equipment Dealer
		11.75% Current / 2% PIK Secured Debt (Maturity - April 15, 2020)	20,706	20,178	19,688
		Warrants (915,734 equivalent units)		474	410

				20,652	20,098

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments — (Continued)

December 31, 2015
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Digital River, Inc.(11)	Provider of Outsourced e-Commerce Solutions and Services
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity — February 12, 2021)(9)	8,667	8,588	8,580

Digity Media LLC(11)	Radio Station Operator
		LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity — February 8, 2019)(9)	6,588	6,539	6,506

Drilling Info Holdings, Inc.	Information Services for the Oil and Gas Industry
		Common Stock (3,788,865 shares)		1,335	9,920

ECP-PF Holdings Group, Inc.(10)	Fitness Club Operator
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity — November 26, 2019)(9)	5,625	5,579	5,492

EIG Fund Investments(12)(13)	Investment Partnership
		LP Interests (EIG Global Private Debt fund-A, L.P.) (Fully diluted 0.5%)		718	718

EnCap Energy Fund Investments(12)(13)	Investment Partnership
		LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%)(8)		3,762	2,765
		LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.) (Fully diluted 0.4%)		2,194	1,056
		LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)(8)		3,075	3,826
		LP Interests (Encap Energy Capital Fund X, L.P.) (Fully diluted 0.1%)		692	692
		LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)(8)		7,350	10,738
		LP Interests (EnCap Flatrock Midstream Fund III, L.P.) (Fully diluted 0.2%)		464	892

				17,537	19,969

Energy and Exploration Partners, LLC(11)	Oil & Gas Exploration & Production
		8.75% Secured Debt (Maturity — January 23, 2016)(14)	221	221	221
		LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity — January 22, 2019)(9)(14)	9,390	9,048	2,371

				9,269	2,592

Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft)(11)(13)	Technology-based Performance Support Solutions
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity — April 28, 2022)(9)	7,000	6,838	4,673

Extreme Reach, Inc.(11)	Integrated TV and Video Advertising Platform
		LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity — February 7, 2020)(9)	8,875	8,866	8,731

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments — (Continued)

December 31, 2015
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Flavors Holdings Inc.(11)	Global Provider of Flavoring and Sweetening Products and Solutions
		LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity — April 3, 2020)(9)	11,333	11,004	10,086

Fram Group Holdings, Inc.(11)	Manufacturer of Automotive Maintenance Products
		LIBOR Plus 5.50% (Floor 1.50%), Current Coupon 7.00%, Secured Debt (Maturity — July 29, 2017)(9)	9,652	9,547	7,275
		LIBOR Plus 9.50% (Floor 1.50%), Current Coupon 11.00%, Secured Debt (Maturity — January 29, 2018)(9)	700	699	350

				10,246	7,625

GI KBS Merger Sub LLC(11)	Outsourced Janitorial Services to Retail/Grocery Customers
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity — October 29, 2021)(9)	3,960	3,901	3,742
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity — April 29, 2022)(9)	800	786	792

				4,687	4,534

Grace Hill, LLC(10)	Online Training Tools for the Multi-Family Housing Industry
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity — August 15, 2019)(9)	9,450	9,361	9,450

Great Circle Family Foods, LLC(10)	Quick Service Restaurant Franchise
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity — October 28, 2019)(9)	7,849	7,783	7,783

Grupo Hima San Pablo, Inc.(11)	Tertiary Care Hospitals
		LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 8.50%, Secured Debt (Maturity — January 31, 2018)(9)	4,863	4,816	4,668
		13.75% Secured Debt (Maturity — July 31, 2018)	2,000	1,942	1,860

				6,758	6,528

GST Autoleather, Inc.(11)	Automotive Leather Manufacturer
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity — July 10, 2020)(9)	9,875	9,797	9,529

Guitar Center, Inc.(11)	Musical Instruments Retailer
		6.5% Secured Debt (Maturity — April 15, 2019)	11,000	10,442	9,240

Halcon Resources Corporation(11)	Oil & Gas Exploration & Production
		9.75% Unsecured Debt (Maturity — July 15, 2020)	6,925	6,382	2,008

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments — (Continued)

December 31, 2015
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Hojeij Branded Foods, LLC(10)	Multi-Airport, Multi- Concept Restaurant Operator
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity — July 27, 2021)(9)	5,344	5,294	5,294

Horizon Global Corporation(11)	Auto Parts Manufacturer
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity — June 30, 2021)(9)	9,750	9,568	9,677

Hostway Corporation(11)	Managed Services and Hosting Provider
		LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity — December 13, 2019)(9)	11,179	11,105	11,067

Hunter Defense Technologies, Inc.(11)	Provider of Military and Commercial Shelters and Systems
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity — August 5, 2019)(9)	6,414	6,366	6,350

ICON Health & Fitness, Inc.(11)	Producer of Fitness Products
		11.875% Secured Debt (Maturity — October 15, 2016)	6,956	6,907	6,608

iEnergizer Limited(11)(13)	Provider of Business Outsourcing Solutions
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity — May 1, 2019)(9)	8,110	8,030	7,502

Indivior Finance LLC(11)(13)	Specialty Pharmaceutical Company Treating Opioid Dependence
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity — December 19, 2019)(9)	7,125	6,759	6,697

Industrial Container Services, LLC(10)	Steel Drum Reconditioner
		LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity — December 31, 2018)(9)	5,000	5,000	5,000

Infinity Acquisition Finance Corp.(11)	Application Software for Capital Markets
		7.25% Unsecured Debt (Maturity — August 1, 2022)	4,000	4,000	3,440

Inn of the Mountain Gods Resort and Casino(11)	Hotel & Casino Owner & Operator
		9.25% Secured Debt (Maturity — November 30, 2020)	3,851	3,708	3,562

Insurance Technologies, LLC(10)	Illustration and Sales-automation Platforms
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity — December 1, 2019)(9)	4,804	4,759	4,759

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments — (Continued)

December 31, 2015
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Intertain Group Limited(11)(13)	Business-to-Consumer Online Gaming Operator
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity — April 8, 2022)(9)	9,938	9,782	9,883

iPayment, Inc.(11)	Provider of Merchant Acquisition
		LIBOR Plus 5.25% (Floor 1.50%), Current Coupon 6.75%, Secured Debt (Maturity — May 8, 2017)(9)	15,026	14,986	14,446

iQor US Inc.(11)	Business Process Outsourcing Services Provider
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity — April 1, 2021)(9)	9,887	9,718	7,942

irth Solutions, LLC	Provider of Damage Prevention Information Technology Services
		Member Units (27,893 units)		1,441	1,441

Jackmont Hospitality, Inc.(10)	Franchisee of Casual Dining Restaurants
		LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25% / 2.50% PIK, Current Coupon Plus PIK 7.75%, Secured Debt (Maturity — May 26, 2021)(9)	4,357	4,337	4,188

Joerns Healthcare, LLC(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity — May 9, 2020)(9)	14,805	14,711	14,703

JSS Holdings, Inc.(11)	Aircraft Maintenance Program Provider
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity — August 31, 2021)(9)	14,566	14,230	13,765

Kendra Scott, LLC(11)	Jewelry Retail Stores
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity — July 17, 2020)(9)	5,875	5,821	5,831

Keypoint Government Solutions, Inc.(11)	Provider of Pre-Employment Screening Services
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity — November 13, 2017)(9)	6,303	6,268	6,271

LaMi Products, LLC(10)	General Merchandise Distribution
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity — September 16, 2020)(9)	4,729	4,699	4,699

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments — (Continued)

December 31, 2015
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Lansing Trade Group LLC(11)	Commodity Merchandiser
		9.25% Unsecured Debt (Maturity — February 15, 2019)	6,000	6,000	5,625

Larchmont Resources, LLC(11)	Oil & Gas Exploration & Production
		LIBOR Plus 8.75% (Floor 1.00%), Current Coupon 9.75%, Secured Debt (Maturity — August 7, 2019)(9)	7,807	7,508	5,543

Leadrock Properties, LLC	Real Estate Investment
		10% Secured Debt (Maturity — May 4, 2026)	1,440	1,416	1,416

Legendary Pictures Funding, LLC(10)	Producer of TV, Film, and Comic Content
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity — April 22, 2020)(9)	7,500	7,372	7,425

LKCM Headwater Investments I, L.P.(12)(13)	Investment Partnership
		LP Interests (Fully diluted 2.3%)		2,500	4,875

Looking Glass Investments, LLC(12)(13)	Specialty Consumer Finance
		9% Unsecured Debt (Maturity — June 30, 2020)	188	188	188
		Member Units (2.5 units)		125	125
		Member Units (LGI Predictive Analytics LLC) (190,712 units)(8)		188	188

				501	501

MediMedia USA, Inc.(11)	Provider of Healthcare Media and Marketing
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity — November 20, 2018)(9)	7,772	7,714	7,422

Messenger, LLC(10)	Supplier of Specialty Stationery and Related Products to the Funeral Industry
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity — September 9, 2020)(9)	15,583	15,483	15,583

Milk Specialties Company(11)	Processor of Nutrition Products
		LIBOR Plus 7.00% (Floor 1.25%), Current Coupon 8.25%, Secured Debt (Maturity — November 9, 2018)(9)	792	789	792

Minute Key, Inc.	Operator of Automated Key Duplication Kiosks
		10% Current / 2% PIK Secured Debt (Maturity — September 19, 2019)	14,186	13,817	13,817
		Warrants (1,437,409 equivalent units)		280	280

				14,097	14,097

Miramax Film NY, LLC(11)	Motion Picture Producer and Distributor
		Member Units (500,000 units)(8)		864	864

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments — (Continued)

December 31, 2015
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Mood Media Corporation(11)(13)	Provider of Electronic Equipment
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity — May 1, 2019)(9)	14,957	14,827	14,266

New Media Holdings II LLC(11)(13)	Local Newspaper Operator
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity — June 4, 2020)(9)	9,788	9,635	9,703

North American Lifting Holdings, Inc.(11)	Crane Service Provider
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity — November 27, 2020)(9)	997	835	733

North Atlantic Trading Company, Inc.(11)	Marketer/Distributor of Tobacco Products
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity — January 13, 2020)(9)	9,676	9,607	9,603

Novitex Intermediate, LLC(11)	Provider of Document Management Services
		LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity — July 7, 2020)(9)	8,692	8,532	8,192

Ospemifene Royalty Sub LLC (QuatRx)(10)	Estrogen-Deficiency Drug Manufacturer and Distributor
		11.5% Secured Debt (Maturity — November 15, 2026)	5,071	5,071	3,780

Panolam Industries International, Inc.(11)	Decorative Laminate Manufacturer
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity — August 23, 2017)(9)	9,472	9,429	9,424

Paris Presents Incorporated(11)	Branded Cosmetic and Bath Accessories
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity — December 31, 2021)(9)	2,000	1,965	1,960

Parq Holdings Limited Partnership(11)(13)	Hotel & Casino Operator
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity — December 17, 2020)(9)	7,500	7,369	7,200

Permian Holdings, Inc.(11)	Storage Tank Manufacturer
		10.5% Secured Debt (Maturity — January 15, 2018)	2,755	2,738	1,047

Pernix Therapeutics Holdings, Inc.(10)	Pharmaceutical Royalty
		12% Secured Debt (Maturity — August 1, 2020)	3,818	3,818	3,777

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments — (Continued)

December 31, 2015
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Pike Corporation(11)	Construction and Maintenance Services for Electric Transmission and Distribution Infrastructure
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity — June 22, 2022)(9)	15,000	14,663	14,712

Point.360(10)	Fully Integrated Provider of Digital Media Services
		Warrants (65,463 equivalent shares)		69	9
		Common Stock (163,658 shares)		273	144

				342	153

Prowler Acquisition Corp.(11)	Specialty Distributor to the Energy Sector
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity — January 28, 2020)(9)	4,411	3,734	3,749

PT Network, LLC(10)	Provider of Outpatient Physical Therapy and Sports Medicine Services
		LIBOR Plus 7.75% (Floor 1.50%), Current Coupon 9.25%, Secured Debt (Maturity — November 1, 2018)(9)	12,047	11,954	11,771

QBS Parent, Inc.(11)	Provider of Software and Services to the Oil & Gas Industry
		LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 5.75%, Secured Debt (Maturity — August 7, 2021)(9)	11,389	11,303	11,332

Raley's(11)	Family-owned supermarket chain in California
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity — May 18, 2022)(9)	5,094	4,999	5,069

RCHP, Inc.(11)	Regional Non-Urban Hospital Owner/Operator
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity — April 23, 2019)(9)	5,448	5,426	5,448
		LIBOR Plus 10.25% (Floor 1.00%), Current Coupon 11.25%, Secured Debt (Maturity — October 23, 2019)(9)	4,000	3,954	3,953

				9,380	9,401

Renaissance Learning, Inc.(11)	Technology-based K-12 Learning Solutions
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity — April 11, 2022)(9)	3,000	2,975	2,835

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments — (Continued)

December 31, 2015
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

RGL Reservoir Operations Inc.(11)(13)	Oil & Gas Equipment and Services
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity — August 13, 2021)(9)	3,950	3,851	1,534

RLJ Entertainment, Inc.(10)	Movie and TV Programming Licensee and Distributor
		LIBOR Plus 8.75% (Floor 0.25%), Current Coupon 9.16%, Secured Debt (Maturity — September 11, 2019)(9)	9,354	9,353	9,203

RM Bidder, LLC(10)	Acquisition Vehicle
		Warrants (327,532 equivalent unis)		425	363
		Member Units (2,779 units)		46	45

				471	408

SAExploration, Inc.(10)(13)	Geophysical Services Provider
		Common Stock (6,472 shares)		65	27

Sage Automotive Interiors, Inc(11)	Automotive Textiles Manufacturer
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity — October 8, 2021)(9)	3,000	2,974	2,970

Salient Partners L.P.(11)	Provider of Asset Management Services
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity — June 9, 2021)(9)	7,388	7,251	7,240

Sotera Defense Solutions, Inc.(11)	Defense Industry Intelligence Services
		LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.00%, Secured Debt (Maturity — April 21, 2017)(9)	10,119	9,886	9,360

Stardust Finance Holdings, Inc.(11)	Manufacturer of Diversified Building Products
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity — March 13, 2022)(9)	12,406	12,239	12,065

Subsea Global Solutions, LLC(10)	Underwater Maintenance and Repair Services
		LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.50%, Secured Debt (Maturity — March 17, 2020)(9)	4,887	4,836	4,762

Synagro Infrastructure Company, Inc(11)	Waste Management Services
		LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity — August 22, 2020)(9)	4,714	4,647	4,124

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments — (Continued)

December 31, 2015
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Targus Group International(11)	Distributor of Protective Cases for Mobile Devices
		LIBOR Plus 9.50% (Floor 1.50%), Current Coupon 11.00% / 1.00% PIK, Current Coupon Plus PIK 12.00%, Secured Debt (Maturity — May 24, 2016)(9)(14)	4,258	4,263	3,119

TeleGuam Holdings, LLC(11)	Cable and Telecom Services Provider
		LIBOR Plus 4.00% (Floor 1.25%), Current Coupon 5.25%, Secured Debt (Maturity — December 10, 2018)(9)	7,975	7,961	7,935
		LIBOR Plus 7.50% (Floor 1.25%), Current Coupon 8.75%, Secured Debt (Maturity — June 10, 2019)(9)	2,500	2,484	2,487

				10,445	10,422

Templar Energy LLC(11)	Oil & Gas Exploration & Production
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity — November 25, 2020)(9)	4,000	3,962	485

The Tennis Channel, Inc.(10)	Television-Based Sports Broadcasting
		Warrants (114,316 equivalent shares)		235	301

The Topps Company, Inc.(11)	Trading Cards & Confectionary
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity — October 2, 2018)(9)	1,960	1,948	1,923

TOMS Shoes, LLC(11)	Global Designer, Distributor, and Retailer of Casual Footwear
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity — October 30, 2020)(9)	4,963	4,545	3,387

Travel Leaders Group, LLC(11)	Travel Agency Network Provider
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity — December 7, 2020)(9)	8,700	8,638	8,613

US Joiner Holding Company(11)	Marine Interior Design and Installation
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity — April 16, 2020)(9)	7,369	7,341	7,295

Valley Healthcare Group, LLC	Provider of Durable Medical Equipment
		LIBOR Plus 12.50% (Floor 0.50%), Current Coupon 13.00%, Secured Debt (Maturity — December 29, 2020)(9)	10,400	10,297	10,297

Vantage Oncology, LLC(11)	Outpatient Radiation Oncology Treatment Centers
		9.5% Secured Debt (Maturity — June 15, 2017)	12,050	11,938	10,182

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments — (Continued)

December 31, 2015
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Virtex Enterprises, LP(10)	Specialty, Full-Service Provider of Complex Electronic Manufacturing Services
		12% Secured Debt (Maturity — December 27, 2018)	1,667	1,516	1,516
		Preferred Class A Units (14 units; 5% cumulative)(8)		333	512
		Warrants (11 equivalent units)		186	135

				2,035	2,163

Vision Solutions, Inc.(11)	Provider of Information Availability Software
		LIBOR Plus 8.00% (Floor 1.50%), Current Coupon 9.50%, Secured Debt (Maturity — July 23, 2017)(9)	5,000	4,987	4,750

Western Dental Services, Inc.(11)	Dental Care Services
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity — November 1, 2018)(9)	4,904	4,901	4,303

Wilton Brands LLC(11)	Specialty Housewares Retailer
		LIBOR Plus 7.25% (Floor 1.25%), Current Coupon 8.50%, Secured Debt (Maturity — August 30, 2018)(9)	1,540	1,524	1,475

Worley Claims Services, LLC(10)	Insurance Adjustment Management and Services Provider
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity — October 31, 2020)(9)	6,435	6,381	6,210

YP Holdings LLC(11)	Online and Offline Advertising Operator
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity — June 4, 2018)(9)	2,455	2,435	2,382

Zilliant Incorporated	Price Optimization and Margin Management Solutions
		Preferred Stock (186,777 shares)		154	260
		Warrants (952,500 equivalent shares)		1,071	1,190

				1,225	1,450

Subtotal Non-Control/Non-Affiliate Investments (49.6% of total investments at fair value)				$945,187	$894,466

Total Portfolio Investments, December 31, 2015				$1,666,642	$1,799,996

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments — (Continued)

December 31, 2015
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Marketable Securities and Idle Funds Investments

PennantPark Investment Corporation(13)(15)	Business Development Company
		Common Stock (343,149 shares)(8)		$3,629	$2,121

Other Marketable Securities and Idle Funds Investments(13)(15)	Investments in Marketable Securities and Diversified, Registered Bond Funds			1,778	1,572

Subtotal Marketable Securities and Idle Funds Investments (0.2% of total investments at fair value)				$5,407	$3,693

Total Investments, December 31, 2015				$1,672,049	$1,803,689

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments

December 31, 2014
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Control Investments(5)

ASC Interests, LLC	Recreational and Educational Shooting Facility
		11% Secured Debt (Maturity — July 31, 2018)	$3,000	$2,954	$3,000
		Member Units (1,500 units)(8)		1,500	1,970

				4,454	4,970

Bond-Coat, Inc.	Casing and Tubing Coating Services
		12% Secured Debt (Maturity — December 28, 2017)	13,570	13,446	13,570
		Common Stock (57,508 shares)		6,350	11,210

				19,796	24,780

Café Brazil, LLC	Casual Restaurant Group
		Member Units (1,233 units)(8)		1,742	6,980

California Healthcare Medical Billing, Inc.	Outsourced Billing and Revenue Cycle Management
		9% Secured Debt (Maturity — October 17, 2016)	8,703	8,568	8,703
		Warrants (466,947 equivalent shares)		1,193	3,480
		Common Stock (207,789 shares)		1,177	1,460

				10,938	13,643

CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units (416 units)(8)		1,300	27,200

Ceres Management, LLC (Lambs Tire & Automotive)	Aftermarket Automotive Services Chain
		14% Secured Debt (Maturity — May 31, 2018)	3,916	3,916	3,916
		Class B Member Units (12% cumulative)(8)		4,048	4,048
		Member Units (5,460 units)		5,273	2,510
		9.5% Secured Debt (Lamb's Real Estate Investment I, LLC) (Maturity — October 1, 2025)	968	968	968
		Member Units (Lamb's Real Estate Investment I, LLC) (1,000 units)(8)		625	1,240

				14,830	12,682

Datacom, LLC	Technology and Telecommunications Provider
		10.5% Secured Debt (Maturity — May 31, 2019)	11,205	11,103	11,103
		Preferred Member Units (6,453 units)		6,030	6,030

				17,133	17,133

Garreco, LLC	Manufacturer and Supplier of Dental Products
		14% Secured Debt (Maturity — January 12, 2018)	5,400	5,320	5,320
		Member Units (1,200 units)(8)		1,200	1,360

				6,520	6,680

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments — (Continued)

December 31, 2014
(dollars in thousands)

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
(dollars in thousands)

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
(dollars in thousands)

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments — (Continued)

December 31, 2014
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

SoftTouch Medical Holdings, LLC	Home Provider of Pediatric Durable Medical Equipment
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity — October 31, 2019)(9)	8,500	8,417	8,417
		Member Units (4,526 units)		5,015	5,015

				13,432	13,432

Southern RV, LLC	Recreational Vehicle Dealer
		13% Secured Debt (Maturity — August 8, 2018)	11,400	11,266	11,400
		Member Units (1,680 units)(8)		1,680	4,920
		13% Secured Debt (Southern RV Real Estate, LLC) (Maturity — August 8, 2018)	3,250	3,212	3,250
		Member Units (Southern RV Real Estate, LLC) (480 units)		480	470

				16,638	20,040

The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
		9% Secured Debt (Maturity — October 8, 2018)	2,724	2,724	2,724
		Series A Preferred Units (2,500 units; 10% Cumulative)		2,500	980
		Warrants (1,424 equivalent units)		1,096	—
		Member Units (MPI Real Estate Holdings, LLC) (100% Fully diluted)(8)		2,300	2,300

				8,620	6,004

Travis Acquisition LLC	Manufacturer of Aluminum Trailers
		12% Secured Debt (Maturity — August 30, 2018)	4,693	4,617	4,693
		Member Units (7,282 units)		7,100	13,650

				11,717	18,343

Uvalco Supply, LLC	Farm and Ranch Supply Store
		9% Secured Debt (Maturity — January 1, 2019)	1,802	1,802	1,802
		Member Units (1,006 units)(8)		1,113	3,500

				2,915	5,302

Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage
		13% Secured Debt (Maturity — December 23, 2016)	3,204	3,169	3,154
		Series A Preferred Stock (3,000,000 shares)		3,000	3,250
		Common Stock (1,126,242 shares)		3,706	100

				9,875	6,504

Ziegler's NYPD, LLC	Casual Restaurant Group
		Prime Plus 2.00% (Floor 7.00%), Current Coupon 9.00%, Secured Debt (Maturity — October 1, 2018)(9)	1,500	1,491	1,491
		9% Current / 9% PIK Secured Debt (Maturity — October 1, 2018)	5,509	5,509	4,880
		Warrants (587 equivalent units)		600	—

				7,600	6,371

Subtotal Control Investments (29.9% of total investments at fair value)				$342,847	$469,846

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments — (Continued)

December 31, 2014
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Affiliate Investments(6)

AFG Capital Group, LLC	Provider of Rent-to-Own Financing Solutions and Services
		11% Secured Debt (Maturity — November 7, 2019)	$6,800	$6,465	$6,465
		Warrants (42 equivalent units)		259	259
		Member Units (186 units)		1,200	1,200

				7,924	7,924

Boss Industries, LLC	Manufacturer and Distributor of Air, Power and Other Industrial Equipment
		Preferred Member Units (2,242 units)		2,000	2,000

Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions Provider
		13% Secured Debt (Maturity — April 18, 2017)	6,000	5,837	5,837
		Warrants (19 equivalent shares)		200	710

				6,037	6,547

Brightwood Capital Fund III, LP(12)(13)	Investment Partnership
		LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 9.1%)(8)		8,448	8,448

CAI Software LLC	Provider of Specialized Enterprise Resource Planning Software
		12% Secured Debt (Maturity — October 10, 2019)	5,400	5,348	5,348
		Member Units (65,356 units)		654	654

				6,002	6,002

Condit Exhibits, LLC	Tradeshow Exhibits / Custom Displays Provider
		Member Units (3,936 units)(8)		100	610

Congruent Credit Opportunities Funds(12)(13)	Investment Partnership
		LP Interests (Congruent Credit Opportunities Fund II, LP) (Fully diluted 19.8%)(8)		18,575	18,378
		LP Interests (Congruent Credit Opportunities Fund III, LP) (Fully diluted 17.4%)(8)		7,734	7,734

				26,309	26,112

Daseke, Inc.	Specialty Transportation Provider
		12% Current / 2.5% PIK Secured Debt (Maturity — July 31, 2018)	20,723	20,403	20,723
		Common Stock (19,467 shares)		5,213	13,780

				25,616	34,503

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments — (Continued)

December 31, 2014
(dollars in thousands)

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments — (Continued)

December 31, 2014
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

irth Solutions, LLC	Provider of Damage Prevention Information Technology Services
		Member Units (128 units)(8)		624	3,960

KBK Industries, LLC	Specialty Manufacturer of Oilfield and Industrial Products
		12.5% Secured Debt (Maturity — September 28, 2017)	8,250	8,198	8,250
		Member Units (250 units)(8)		341	6,120

				8,539	14,370

L.F. Manufacturing Holdings, LLC(10)	Manufacturer of Fiberglass Products
		Member Units (2,000,000 units)(8)		2,019	2,374

MPS Denver, LLC	Specialty Card Printing
		Member Units (13,800 units)		1,130	1,130

OnAsset Intelligence, Inc.	Provider of Transportation Monitoring / Tracking Products and Services
		12% PIK Secured Debt (Maturity — March 31, 2015)	3,553	3,553	3,553
		Preferred Stock (912 shares; 7% cumulative)(8)		1,947	2,700
		Warrants (5,333 equivalent shares)		1,919	—

				7,419	6,253

OPI International Ltd.(13)	Provider of Man Camp and Industrial Storage Services
		Common Stock (20,766,317 shares)		1,371	4,971

PCI Holding Company, Inc.	Manufacturer of Industrial Gas Generating Systems
		Preferred Stock (1,500,000 shares; 20% cumulative)(8)		2,259	4,430

Quality Lease and Rental Holdings, LLC	Provider of Rigsite Accommodation Unit Rentals and Related Services
		8% Secured Debt (Maturity — October 1, 2014)(14)(18)	157	157	157
		12% Secured Debt (Maturity — January 8, 2018)(14)(18)	36,577	36,073	11,500
		Preferred Member Units (Rocaciea, LLC) (250 units)		2,500	—

				38,730	11,657

Radial Drilling Services Inc.	Oil and Gas Technology Provider
		12% Secured Debt (Maturity — November 22, 2016)	4,200	3,792	3,792
		Warrants (316 equivalent shares)		758	—

				4,550	3,792

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments — (Continued)

December 31, 2014
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Samba Holdings, Inc.	Provider of Intelligent Driver Record Monitoring Software and Services
		12.5% Secured Debt (Maturity — November 17, 2016)	26,418	26,188	26,418
		Common Stock (170,963 shares)		2,087	6,030

				28,275	32,448

SYNEO, LLC	Manufacturer of Automation Machines, Specialty Cutting Tools and Punches
		12% Secured Debt (Maturity — July 13, 2016)	2,700	2,674	2,674
		Member Units (1,177 units)(8)		1,097	801
		10% Secured Debt (Leadrock Properties, LLC) (Maturity — May 4, 2026)	1,440	1,415	1,415

				5,186	4,890

Tin Roof Acquisition Company	Casual Restaurant Group
		12% Secured Debt (Maturity — November 30, 2018)	14,100	13,861	13,861
		Class C Preferred Stock (Fully diluted 10.0%; 10% cumulative)(8)		2,241	2,241

				16,102	16,102

Subtotal Affiliate Investments (17.7% of total investments at fair value)				$266,243	$278,675

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments — (Continued)

December 31, 2014
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Non-Control/Non-Affiliate Investments(7)

Accuvant Finance, LLC(11)	Cyber Security Value Added Reseller
		LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 5.75%, Secured Debt (Maturity — October 22, 2020)(9)	$5,597	$5,546	$5,583

Allflex Holdings III Inc.(11)	Manufacturer of Livestock Identification Products
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity — July 19, 2021)(9)	6,000	5,937	5,888

AM General LLC(11)	Specialty Vehicle Manufacturer
		LIBOR Plus 9.00% (Floor 1.25%), Current Coupon 10.25%, Secured Debt (Maturity — March 22, 2018)(9)	2,550	2,496	2,282

AM3 Pinnacle Corporation(10)	Provider of Comprehensive Internet, TV and Voice Services for Multi- Dwelling Unit Properties
		10% Secured Debt (Maturity — October 22, 2018)	21,002	20,863	20,863
		Common Stock (60,240 shares)		2,000	1,840

				22,863	22,703

AmeriTech College, LLC	For-Profit Nursing and Healthcare College
		10% Secured Debt (Maturity — November 30, 2019)	979	979	979
		10% Secured Debt (Maturity — January 31, 2020)	6,050	6,050	6,050

				7,029	7,029

AMF Bowling Centers, Inc.(11)	Bowling Alley Operator
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity — September 18, 2021)(9)	4,988	4,915	4,913

Anchor Hocking, LLC(11)	Household Products Manufacturer
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75% / 1.75% PIK, Current Coupon Plus PIK 9.50%, Secured Debt (Maturity — May 21, 2020)(9)	10,916	10,842	6,559

AP Gaming I, LLC(10)	Developer, Manufacturer, and Operator of Gaming Machines
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity — December 20, 2020)(9)	6,930	6,744	6,930

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments — (Continued)

December 31, 2014
(dollars in thousands)

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
(dollars in thousands)

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
(dollars in thousands)

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
(dollars in thousands)

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
(dollars in thousands)

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
(dollars in thousands)

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
(dollars in thousands)

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
(dollars in thousands)

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
(dollars in thousands)

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
(dollars in thousands)

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
(dollars in thousands)

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments — (Continued)

December 31, 2014
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

The Topps Company, Inc.(11)	Trading Cards & Confectionary
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity — October 2, 2018)(9)	1,980	1,964	1,930

Therakos, Inc.(11)	Immune System Disease Treatment
		LIBOR Plus 5.75% (Floor 1.25%), Current Coupon 7.00%, Secured Debt (Maturity — December 27, 2017)(9)	6,278	6,178	6,255

TOMS Shoes, LLC(11)	Global Designer, Distributor, and Retailer of Casual Footwear
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity — October 30, 2020)(9)	5,000	4,511	4,625

Travel Leaders Group, LLC(11)	Travel Agency Network Provider
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity — December 5, 2018)(9)	12,445	12,305	12,445

UniTek Global Services, Inc.(11)	Provider of Outsourced Infrastructure Services
		LIBOR Plus 9.50% (Floor 1.50%), Current Coupon 11.00% / 4.00% PIK, Current Coupon Plus PIK 15.00%, Secured Debt (Maturity — April 15, 2018)(9)(14)	10,776	10,173	7,942
		5% Current / 2.25% PIK Secured Debt (Maturity — August 13, 2019)(14)	640	640	640
		Warrants (267,302 equivalent shares)		449	—

				11,262	8,582

Universal Fiber Systems, LLC(10)	Manufacturer of Synthetic Fibers
		LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25%, Secured Debt (Maturity — January 31, 2019)(9)	5,094	5,084	5,082

Universal Wellhead Services Holdings, LLC(10)	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
		Class A Preferred Units (4,000,000 units)		4,000	4,000

US Joiner Holding Company(11)	Marine Interior Design and Installation
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity — April 16, 2020)(9)	7,444	7,410	7,332

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments — (Continued)

December 31, 2014
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Vantage Oncology, LLC(11)	Outpatient Radiation Oncology Treatment Centers
		9.5% Secured Debt (Maturity — June 5, 2017)	7,000	7,000	6,790

Virtex Enterprises, LP(10)	Specialty, Full-Service Provider of Complex Electronic Manufacturing Services
		12% Secured Debt (Maturity — December 27, 2018)	1,667	1,479	1,479
		Preferred Class A Units (14 units; 5% cumulative)(8)		344	344
		Warrants (11 equivalent units)		186	186

				2,009	2,009

Vision Solutions, Inc.(11)	Provider of Information Availability Software
		LIBOR Plus 8.00% (Floor 1.50%), Current Coupon 9.50%, Secured Debt (Maturity — July 23, 2017)(9)	5,000	4,941	4,872

Western Dental Services, Inc.(11)	Dental Care Services
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity — November 1, 2018)(9)	5,395	5,391	5,153

Wilton Brands LLC(11)	Specialty Housewares Retailer
		LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity — August 30, 2018)(9)	1,750	1,727	1,636

Worley Claims Services, LLC(10)	Insurance Adjustment Management and Services Provider
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity — October 31, 2020)(9)	6,500	6,437	6,533

Zilliant Incorporated	Price Optimization and Margin Management Solutions
		Warrants (952,500 equivalent shares)		1,071	1,071

Subtotal Non-Control/Non-Affiliate Investments (51.8% of total investments at fair value)				$832,312	$814,809

Total Portfolio Investments, December 31, 2014				$1,441,402	$1,563,330

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments — (Continued)

December 31, 2014
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Marketable Securities and Idle Funds Investments

Solar Senior Capital Ltd.(13)(15)	Business Development Company
		Common Stock (39,000 shares)(8)		$742	$584

Other Marketable Securities and Idle Funds Investments(13)(15)	Investments in Marketable Securities and Diversified, Registered Bond Funds
				9,862	8,483

Subtotal Marketable Securities and Idle Funds Investments (0.6% of total investments at fair value)				$10,604	$9,067

Total Investments, December 31, 2014				$1,452,006	$1,572,397

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

       MSCC was formed in March 2007 to operate as an internally managed business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). MSCC wholly owns several investment funds, including Main Street Mezzanine Fund, LP ("MSMF") and Main Street Capital II, LP ("MSC II" and, together with MSMF, the "Funds"), and each of their general partners. The Funds are each licensed as a Small Business Investment Company ("SBIC") by the United States Small Business Administration ("SBA"). Because MSCC is internally managed, all of the executive officers and other employees are employed by MSCC. Therefore, MSCC does not pay any external investment advisory fees, but instead directly incurs the operating costs associated with employing investment and portfolio management professionals.

       MSC Adviser I, LLC (the "External Investment Manager") was formed in November 2013 as a wholly owned subsidiary of MSCC to provide investment management and other services to parties other than MSCC and its subsidiaries or their portfolio companies ("External Parties") and receive fee income for such services. MSCC has been granted no-action relief by the Securities and Exchange Commission ("SEC") to allow the External Investment Manager to register as a registered investment adviser ("RIA") under Investment Advisers Act of 1940, as amended (the "Advisers Act"). Since the External Investment Manager conducts all of its investment management activities for External Parties, it is accounted for as a portfolio investment of MSCC and is not included as a consolidated subsidiary of MSCC in MSCC's consolidated financial statements.

       MSCC has elected to be treated for U.S. federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, MSCC generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that it distributes to its stockholders.

       MSCC has certain direct and indirect wholly owned subsidiaries that have elected to be taxable entities (the "Taxable Subsidiaries"). The primary purpose of the Taxable Subsidiaries is to permit MSCC to hold equity investments in portfolio companies which are "pass-through" entities for tax purposes. The External Investment Manager and Main Street Capital Partners, LLC, ("MSCP") are also direct wholly owned subsidiaries that have elected to be taxable entities. The Taxable Subsidiaries, MSCP and the External Investment Manager are each taxed at their normal corporate tax rates based on their taxable income.

       Unless otherwise noted or the context otherwise indicates, the terms "we," "us," "our", the "Company" and "Main Street" refer to MSCC and its consolidated subsidiaries, which include the Funds and the Taxable Subsidiaries and, beginning April 1, 2013, MSCP (as discussed further below).

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.    Basis of Presentation

       Main Street's financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For each of the periods presented herein, Main Street's consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of Main Street's investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments, and the investment in the External Investment Manager, but excludes all "Marketable securities and idle funds investments" (see Note C — Fair Value Hierarchy for Investments and Debentures — Portfolio Composition — Portfolio Investment Composition for additional discussion of Main Street's Investment Portfolio and definitions for the terms LMM, Middle Market, Private Loan and Other Portfolio). "Marketable securities and idle funds investments" are classified as financial instruments and are reported separately on Main Street's consolidated balance sheets and consolidated schedules of investments due to the nature of such investments (see Note B.11.). Main Street's results of operations and cash flows for the years ended December 31, 2015, 2014 and 2013 and financial position as of December 31, 2015 and 2014, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform to the current presentation, including reclassifying the expenses charged to the External Investment Manager.

       Under regulations pursuant to Article 6 of Regulation S-X applicable to BDCs and Accounting Standards Codification ("Codification" or "ASC") 946, Financial Services — Investment Companies ("ASC 946"), Main Street is precluded from consolidating other entities in which Main Street has equity investments, including those in which it has a controlling interest, unless the other entity is another investment company. An exception to this general principle in ASC 946 occurs if Main Street holds a controlling interest in an operating company that provides all or substantially all of its services directly to Main Street or to its portfolio companies. Accordingly, as noted above, MSCC's consolidated financial statements include the financial position and operating results for the Funds and the Taxable Subsidiaries. Beginning April 1, 2013, MSCC's consolidated financial statements also include the financial position and operating results for MSCP, as the wholly owned subsidiary provides all of its services directly or indirectly to Main Street or its portfolio companies. For all periods up to and including the period ending March 31, 2013, MSCP was accounted for as a portfolio investment. Main Street has determined that all of its portfolio investments do not qualify for this exception, including the investment in the External Investment Manager. Therefore, Main Street's Investment Portfolio is carried on the consolidated balance sheet at fair value, as discussed further in Note B, with any adjustments to fair value recognized as "Net Change in Unrealized Appreciation (Depreciation)" on the consolidated statements of operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a "Net Realized Gain (Loss)."

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

       Under the Waterfall valuation method, Main Street estimates the enterprise value of a portfolio company using a combination of market and income approaches or other appropriate valuation methods, such as considering recent transactions in the equity securities of the portfolio company or third-party valuations of the portfolio company, and then performs a waterfall calculation by using the enterprise value over the portfolio company's securities in order of their preference relative to one another. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization ("EBITDA"), cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, Main Street analyzes various factors including the portfolio company's historical and projected financial results. The operating results of a portfolio company used in the current period valuation are generally the results from the period ended three months prior to the valuation date and may include unaudited, projected, budgeted or pro forma financial information and may require adjustments for non-recurring items or to normalize the operating results that may require significant judgment in its determination. In addition, projecting future financial results requires significant judgment regarding future growth assumptions. In evaluating the operating results, Main Street also analyzes the impact of exposure to litigation, loss of customers or other contingencies. After determining the appropriate enterprise value, Main Street allocates the enterprise value to investments in order of the legal priority of the various components of the portfolio company's capital structure. In applying the Waterfall valuation method, Main Street assumes the loans are paid off at the principal amount in a change in control transaction and are not assumed by the buyer, which Main Street believes is consistent with its past transaction history and standard industry practices.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       Under the NAV valuation method, for an investment in an investment fund that does not have a readily determinable fair value, Main Street measures the fair value of the investment predominately based on the NAV of the investment fund as of the measurement date and adjusts the fair value for known factors that would significantly affect that fund's NAV for individual investments held by the fund if Main Street holds the same investment or for a publicly traded investment. In addition, in determining the fair value of the investment, Main Street may consider whether adjustments to the NAV are necessary in certain circumstances, based on the analysis of any restrictions on redemption of Main Street's investment as of the measurement date, recent actual sales or redemptions of interests in the investment fund, and expected future cash flows available to equity holders, including the rate of return on those cash flows compared to an implied market return on equity required by market participants, or other uncertainties surrounding Main Street's ability to realize the full NAV of its interests in the investment fund.

       Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations and recommendations regarding the Company's determinations of the fair value of its LMM portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street's investments in each LMM portfolio company at least once every calendar year, and for Main Street's investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with its independent financial advisory services firm in arriving at Main Street's determination of fair value on its investments in a total of 54 LMM portfolio companies for the year ended December 31, 2015, representing approximately 87% of the total LMM portfolio at fair value as of December 31, 2015, and on a total of 52 LMM portfolio companies for the year ended December 31, 2014, representing approximately 83% of the total LMM portfolio at fair value as of December 31, 2014. Excluding investments in new LMM portfolio companies which have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment as of December 31, 2015 and 2014, as applicable, and investments in the LMM portfolio companies that were not reviewed because their equity is publicly traded, the percentage of the LMM portfolio reviewed by the independent financial advisory services firm for the years ended December 31, 2015 and 2014 was 98% and 99% of the total LMM portfolio at fair value as of December 31, 2015 and 2014, respectively.

       For valuation purposes, all of Main Street's Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. The Company does not generally consult with any financial advisory services firms in connection with determining the fair value of its Middle Market debt investments. Because 99% and 98% of the Middle Market portfolio investments as of December 31, 2015 and 2014, respectively, were valued using third party

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quotes or other independent pricing services, we do not generally consult with any financial advisory services firms in connection with determining the fair value of our Middle Market investments.

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

       In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations and recommendations regarding the Company's determinations of the fair value of its Private Loan portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street's investments in each Private Loan portfolio company at least once every calendar year, and for Main Street's investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with its independent financial advisory services firm in arriving at its determination of fair value on its investments in a total of 16 Private Loan portfolio companies for the year ended December 31, 2015, representing approximately 49% of the total Private Loan portfolio at fair value as of December 31, 2015. Excluding its investments in new Private Loan portfolio companies which have not been in the Investment Portfolio for at least twelve months subsequent to the most recent investment decision as of December 31, 2015 and its investments in the Private Loan portfolio companies that were not reviewed because the investment is publicly traded or quoted by banks, the percentage of the Private Loan portfolio reviewed by its independent financial advisory services firm for the year ended December 31, 2015 was 95% of the total Private Loan portfolio at fair value as of December 31, 2015.

       For valuation purposes, all of Main Street's Other Portfolio investments are non-control investments. Main Street's Other Portfolio investments comprised approximately 4.2% and 3.8%, respectively, of Main Street's Investment Portfolio at fair value as of December 31, 2015 and 2014. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of its investments using the NAV valuation method. For Other Portfolio debt investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Other Portfolio debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method. For Other Portfolio debt investments for which third-party quotes or other independent pricing are available and appropriate, Main Street determines the fair value of these investments through obtaining third party quotes or other independent pricing to the extent that these inputs are available and appropriate to determine fair value.

       For valuation purposes, Main Street's investment in the External Investment Manager is a control investment. Market quotations are not readily available for this investment, and as a result, Main Street determines the fair value of the External Investment Manager using the Waterfall valuation method under the

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

       Main Street uses an internally developed portfolio investment rating system in connection with its investment oversight, portfolio management and analysis and investment valuation procedures for its LMM portfolio companies. This system takes into account both quantitative and qualitative factors of the LMM portfolio company and the investments held therein.

       The Board of Directors of Main Street has the final responsibility for overseeing, reviewing and approving, in good faith, Main Street's determination of the fair value for its Investment Portfolio, as well as its valuation procedures, consistent with 1940 Act requirements. Main Street believes its Investment Portfolio as of December 31, 2015 and 2014 approximates fair value as of those dates based on the markets in which Main Street operates and other conditions in existence on those reporting dates.

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

       At December 31, 2015, cash balances totaling $17.5 million exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company's cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

5.    Interest, Dividend and Fee Income (Structuring and Advisory Services)

       Main Street records interest and dividend income on the accrual basis to the extent amounts are expected to be collected. Dividend income is recorded as dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. In accordance with Main Street's valuation policies, Main Street evaluates accrued interest and dividend income periodically for collectability. When a loan or debt security becomes 90 days or more past due, and if Main Street otherwise does not expect the debtor to be able to service all of its debt or other obligations, Main Street will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security's status significantly improves regarding the debtor's ability to service the debt or other obligations, or if a loan or debt security is fully impaired, sold or written off, Main Street removes it from non-accrual status.

       Main Street holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind ("PIK") interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. Main Street stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the years ended December 31, 2015, 2014 and 2013, (i) approximately 2.2%, 3.3% and 4.3%, respectively, of Main Street's total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.0%, 1.3% and 1.2%, respectively, of Main Street's total investment income was attributable to cumulative dividend income not paid currently in cash.

       As of December 31, 2015, Main Street's total Investment Portfolio had six investments on non-accrual status, which comprised approximately 0.4% of its fair value and 3.7% of its cost. As of December 31, 2014, Main Street's total Investment Portfolio had five investments on non-accrual status, which comprised approximately 1.7% of its fair value and 4.7% of its cost.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       A presentation of the investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Twelve Months Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$131,333	$110,362	$94,546
Dividend income	24,266	22,235	14,124
Fee income	8,004	7,342	6,488

Total interest, fee and dividend income	$163,603	$139,939	$115,158

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

       In connection with its portfolio debt investments, Main Street sometimes receives nominal cost warrants or warrants with an exercise price below the fair value of the underlying equity (together, "nominal cost equity") that are valued as part of the negotiation process with the particular portfolio company. When Main Street receives nominal cost equity, Main Street allocates its cost basis in its investment between its debt security and its nominal cost equity at the time of origination based on amounts negotiated with the particular portfolio company. The allocated amounts are based upon the fair value of the nominal cost equity, which is then used to determine the allocation of cost to the debt security. Any discount recorded on a debt investment resulting from this allocation is reflected as unearned income, which is netted against the applicable debt investment, and accreted into interest income based on the effective interest method over the life of the debt investment. The actual collection of this interest is deferred until the time of debt principal repayment.

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

       To maintain RIC tax treatment (as discussed below in Note B.9.), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collected the interest income. For the years ended December 31, 2015, 2014 and 2013, approximately 2.6%, 3.1% and 3.3%, respectively, of Main Street's total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction.

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

9.    Income Taxes

       MSCC has elected to be treated for U.S. federal income tax purposes as a RIC. MSCC's taxable income includes the taxable income generated by MSCC and certain of its subsidiaries, including the Funds, which are treated as disregarded entities for tax purposes. As a RIC, MSCC generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that MSCC distributes to its stockholders. MSCC must generally distribute at least 90% of its "investment company taxable income" (which is generally its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its tax exempt income to maintain its RIC status (pass-through tax treatment for amounts distributed). As part of maintaining RIC status, undistributed taxable income (subject to a 4% non-deductible U.S Federal excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared on or prior to the later of (i) filing of the U.S federal income tax return for the applicable fiscal year or (ii) fifteenth day of the ninth month following the close of the year which generated such taxable income.

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

       As noted above, beginning April 1, 2013, MSCC's wholly owned subsidiary MSCP is included in Main Street's consolidated financial statements for financing reporting purposes. For tax purposes, MSCP has elected to be treated as a taxable entity, and therefore is not consolidated with MSCC for income tax purposes and is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. The taxable income, or loss, of MSCP may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in Main Street's consolidated financial statements.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

       In May 2015, the FASB issued ASU 2015-07, Fair Value Measurements — Disclosures for Certain Entities that Calculate Net Asset Value per Share. This amendment updates guidance intended to eliminate the diversity in practice surrounding how investments measured at net asset value under the practical expedient with future redemption dates have been categorized in the fair value hierarchy. Under the updated guidance, investments for which fair value is measured at net asset value per share using the practical expedient should no longer be categorized in the fair value hierarchy, while investments for which fair value is measured at net asset value per share but the practical expedient is not applied should continue to be categorized in the fair value hierarchy. The updated guidance requires retrospective adoption for all periods presented and is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The impact of the adoption of this new accounting standard on Main Street's consolidated financial statements is currently being evaluated.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

       As of December 31, 2015 and 2014, all except for one of Main Street's LMM portfolio investments consisted of illiquid securities issued by private companies. The remaining investment was a publicly traded equity security. As a result, the fair value determination for the LMM portfolio investments primarily consisted of unobservable inputs. The fair value determination for the publicly traded equity security consisted of observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value. As a result, all of Main Street's LMM portfolio investments were categorized as Level 3 as of December 31, 2015 and 2014, except for the one publicly traded equity security which was categorized as Level 2.

       As of December 31, 2015 and 2014, Main Street's Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Middle Market portfolio investments were categorized as Level 3 as of December 31, 2015 and 2014.

       As of December 31, 2015 and 2014, Main Street's Private Loan portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Private Loan portfolio investments were categorized as Level 3 as of December 31, 2015 and 2014.

       As of December 31, 2015 and 2014, Main Street's Other Portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street's Other Portfolio investments were categorized as Level 3 as of December 31, 2015 and 2014.

       As of December 31, 2015 and 2014, Main Street's Marketable securities and idle funds investments consisted primarily of investments in publicly traded debt and equity investments. The fair value determination for these investments consisted of a combination of observable inputs in active markets for which sufficient observable inputs were available to determine the fair value of these investments. As a result, all of Main Street's Marketable securities and idle funds investments were categorized as Level 1 as of December 31, 2015 and 2014.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

       The following tables provide a summary of the significant unobservable inputs used to fair value Main Street's Level 3 portfolio investments as of December 31, 2015 and 2014:

Type of Investment	Fair Value as of December 31, 2015 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)	Median(3)
Equity investments	$530,612	Discounted cash flow	Weighted-average cost of capital	10.5% - 25.1%	13.4%	13.9%
		Market comparable / Enterprise Value	EBITDA multiple(1)	4.0x - 8.5x(2)	7.0x	5.5x
Debt investments	$628,492	Discounted cash flow	Risk adjusted discount factor	8.1% - 15.3%(2)	11.9%	11.9%
			Expected principal recovery percentage	16.6% - 100.0%	99.7%	100.0%
Debt investments	$637,052	Market approach	Third party quote	12.1 - 100.1

Total Level 3 investments	$1,796,156

(1)
EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

(2)
Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 4.0x - 18.8x and the range for risk adjusted discount factor is 6.7% - 29.6%.

(3)
Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Type of Investment	Fair Value as of December 31, 2014 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)	Median(3)
Equity investments	$407,569	Discounted cash flow	Weighted average cost of capital	11.4% - 23.4%	13.9%	14.3%
		Market comparable / Enterprise Value	EBITDA multiple(1)	4.0x - 7.8x(2)	6.4x	5.2x
Debt investments	$557,604	Discounted cash flow	Risk adjusted discount factor	7.5% - 15.8%(2)	12.1%	11.1%
			Expected principal recovery percentage	42.0% - 100.0%	99.3%	100.0%
Debt investments	$589,677	Market approach	Third party quote	60.1 - 102.3

Total Level 3 investments	$1,554,850

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

       The following tables provide a summary of changes in fair value of Main Street's Level 3 portfolio investments for the years ended December 31, 2015 and 2014 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2014	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of December 31, 2015
Debt	1,147,281	—	(598,076)	759,778	27,080	(59,269)	(11,250)	1,265,544
Equity	391,933	—	(18,172)	80,746	(7,958)	62,994	10,423	519,966
Equity Warrant	15,636	—	(9,723)	2,153	2,153	2	425	10,646

	1,554,850	—	(625,971)	842,677	21,275	3,727	(402)	1,796,156

(1)
Includes the impact of non-cash conversions.

Type of Investment	Fair Value as of December 31, 2013	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments(1)	New Investments(1)	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of December 31, 2014
Debt	$897,568	$55,102	$(525,138)	$753,965	$8,071	$(36,590)	$(5,697)	$1,147,281
Equity	270,764	—	(16,460)	72,289	(5,212)	65,515	5,037	391,933
Equity Warrant	36,558	—	(1,537)	1,080	(13,113)	(7,435)	83	15,636

	$1,204,890	$55,102	$(543,135)	$827,334	$(10,254)	$21,490	$(577)	$1,554,850

(1)
Includes the impact of non-cash conversions.

       As of December 31, 2015 and 2014, the fair value determination for the SBIC debentures recorded at fair value primarily consisted of unobservable inputs. As a result, the SBIC debentures which are recorded at fair value were categorized as Level 3. Main Street determines the fair value of these instruments primarily using a Yield-to-Maturity approach that analyzes the discounted cash flows of interest and principal for each SBIC debenture recorded at fair value based on estimated market interest rates for debt instruments of similar structure, terms, and maturity. Main Street's estimate of the expected repayment date of principal for each

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SBIC debenture recorded at fair value is the legal maturity date of the instrument. The significant unobservable inputs used in the fair value measurement of Main Street's SBIC debentures recorded at fair value are the estimated market interest rates used to fair value each debenture using the yield valuation technique described above. Significant increases (decreases) in the Yield-to-Maturity valuation inputs in isolation would result in a significantly lower (higher) fair value measurement.

       The following tables provide a summary of the significant unobservable inputs used to fair value Main Street's Level 3 SBIC debentures as of December 31, 2015 and 2014 (amounts in thousands):

Type of Instrument	Fair Value as of December 31, 2015	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC debentures	$73,860	Discounted cash flow	Estimated market interest rates	4.1% - 5.8%	4.9%

Type of Instrument	Fair Value as of December 31, 2014	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC debentures	$72,981	Discounted cash flow	Estimated market interest rates	4.6% - 6.0%	5.3%

       The following tables provide a summary of changes for the Level 3 SBIC debentures recorded at fair value for the years ended December 31, 2015 and 2014 (amounts in thousands):

Type of Instrument	Fair Value as of December 31, 2014	Repayments	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of December 31, 2015
SBIC debentures at fair value	$72,981	$—	$—	$879	$73,860

Type of Instrument	Fair Value as of December 31, 2013	Repayments	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of December 31, 2014
SBIC debentures at fair value	$62,050	$—	$—	$10,931	$72,981

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       At December 31, 2015 and 2014, Main Street's investments and SBIC debentures at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
At December 31, 2015	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$862,710	$—	$3,840	$858,870
Middle Market portfolio investments	586,900	—	—	586,900
Private Loan portfolio investments	248,313	—	—	248,313
Other Portfolio investments	74,801	—	—	74,801
External Investment Manager	27,272	—	—	27,272

Total portfolio investments	1,799,996	—	3,840	1,796,156
Marketable securities and idle funds investments	3,693	3,693	—	—

Total investments	$1,803,689	$3,693	$3,840	$1,796,156

SBIC debentures at fair value	$73,860	$—	$—	$73,860

		Fair Value Measurements
		(in thousands)
At December 31, 2014	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$733,191	$—	$8,480	$724,711
Middle Market portfolio investments	542,688	—	—	542,688
Private Loan portfolio investments	213,015	—	—	213,015
Other Portfolio investments	58,856	—	—	58,856
External Investment Manager	15,580	—	—	15,580

Total portfolio investments	1,563,330	—	8,480	1,554,850
Marketable securities and idle funds investments	9,067	9,067	—	—

Total investments	$1,572,397	$9,067	$8,480	$1,554,850

SBIC debentures at fair value	$72,981	$—	$—	$72,981

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

       Main Street's external asset management business is conducted through its External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. Main Street has entered into an agreement to provide the External Investment Manager with asset management service support in connection with its asset management business generally, and specifically for its relationship with HMS Income Fund, Inc. ("HMS Income"). Through this agreement, Main Street provides management and other services to the External Investment Manager, as well as access to Main Street's employees, infrastructure, business relationships, management expertise and capital raising capabilities. In the first quarter of 2014, Main Street began charging the External Investment Manager the cost for these services. Main Street's total expenses for the years ended December 31, 2015 and 2014 are net of expenses charged to the External Investment Manager of $4.3 million and $2.0 million, respectively.

       Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the years ended December 31, 2015, 2014 and 2013, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       The following tables provide a summary of Main Street's investments in the LMM, Middle Market and Private Loan portfolios as of December 31, 2015 and 2014 (this information excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of December 31, 2015
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	71	86	40
Fair value	$862.7	$586.9	$248.3
Cost	$685.6	$637.2	$268.6
% of portfolio at cost — debt	70.4%	98.3%	94.3%
% of portfolio at cost — equity	29.6%	1.7%	5.7%
% of debt investments at cost secured by first priority lien	91.8%	86.6%	87.3%
Weighted-average annual effective yield(b)	12.2%	8.0%	9.5%
Average EBITDA(c)	$6.0	$98.8	$13.1

(a)
At December 31, 2015, Main Street had equity ownership in approximately 96% of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 36%.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2015, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares of Main Street's common stock will realize on its investment because it does not reflect Main Street's expenses or any sales load paid by an investor.

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including five LMM portfolio companies, three Middle Market portfolio companies and six Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for Main Street's investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

	As of December 31, 2014
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	66	86	31
Fair value	$733.2	$542.7	$213.0
Cost	$599.4	$561.8	$224.0
% of portfolio at cost — debt	71.5%	99.8%	95.6%
% of portfolio at cost — equity	28.5%	0.2%	4.4%
% of debt investments at cost secured by first priority lien	89.6%	85.1%	87.8%
Weighted-average annual effective yield(b)	13.2%	7.8%	10.1%
Average EBITDA(c)	$5.0	$77.2	$18.1

(a)
At December 31, 2014, Main Street had equity ownership in approximately 95% of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 35%.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including two LMM portfolio companies, one Middle Market portfolio company and five Private Loan portfolio companies as EBITDA is not a meaningful valuation metric for Main Street's investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

       As of December 31, 2015, Main Street had Other Portfolio investments in ten companies, collectively totaling approximately $74.8 million in fair value and approximately $75.2 million in cost basis and which comprised approximately 4.2% of Main Street's Investment Portfolio at fair value. As of December 31, 2014, Main Street had Other Portfolio investments in six companies, collectively totaling approximately $58.9 million in fair value and approximately $56.2 million in cost basis and which comprised approximately 3.8% of Main Street's Investment Portfolio at fair value.

       As discussed further in Note A.1., Main Street holds an investment in the External Investment Manager, a wholly owned subsidiary that is treated as a portfolio investment. As of December 31, 2015, there was no cost basis in this investment and the investment had a fair value of $27.3 million, which comprised 1.5% of Main Street's Investment Portfolio at fair value. As of December 31, 2014, there was no cost basis in this investment and the investment had a fair value of $15.6 million, which comprised 1.0% of Main Street's Investment Portfolio at fair value.

       The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of December 31, 2015 and 2014 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	December 31, 2015	December 31, 2014
First lien debt	75.8%	75.7%
Equity	13.5%	11.6%
Second lien debt	8.7%	10.0%
Equity warrants	0.9%	1.5%
Other	1.1%	1.2%

	100.0%	100.0%

Fair Value:	December 31, 2015	December 31, 2014
First lien debt	66.1%	66.9%
Equity	24.9%	21.9%
Second lien debt	7.7%	9.2%
Equity warrants	0.6%	1.0%
Other	0.7%	1.0%

	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of December 31, 2015 and 2014 (this information excludes the Other Portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	December 31, 2015	December 31, 2014
Southwest	33.4%	29.6%
Northeast	18.3%	19.9%
Midwest	16.7%	13.5%
West	14.6%	18.7%
Southeast	13.5%	15.4%
Canada	2.2%	0.7%
Other Non-United States	1.3%	2.2%

	100.0%	100.0%

Fair Value:	December 31, 2015	December 31, 2014
Southwest	36.7%	33.7%
Northeast	16.3%	18.3%
West	16.1%	20.4%
Midwest	15.1%	12.7%
Southeast	12.6%	12.4%
Canada	2.0%	0.6%
Other Non-United States	1.2%	1.9%

	100.0%	100.0%

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2015 and 2014 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	December 31, 2015	December 31, 2014
Hotels, Restaurants & Leisure	7.9%	5.6%
Energy Equipment & Services	7.3%	8.3%
Machinery	5.7%	6.5%
Media	5.6%	8.3%
IT Services	5.1%	5.9%
Specialty Retail	5.1%	4.7%
Construction & Engineering	4.6%	5.3%
Software	4.5%	5.4%
Electronic Equipment, Instruments & Components	4.3%	3.0%
Health Care Providers & Services	4.1%	4.9%
Diversified Consumer Services	3.7%	2.9%
Commercial Services & Supplies	3.3%	1.0%
Internet Software & Services	3.1%	1.9%
Health Care Equipment & Supplies	3.1%	2.1%
Diversified Telecommunication Services	2.9%	4.0%
Auto Components	2.7%	2.3%
Food Products	2.4%	1.8%
Diversified Financial Services	2.3%	1.0%
Oil, Gas & Consumable Fuels	2.1%	2.5%
Pharmaceuticals	1.9%	1.8%
Building Products	1.9%	1.1%
Professional Services	1.9%	1.1%
Road & Rail	1.6%	1.8%
Leisure Equipment & Products	1.1%	0.5%
Air Freight & Logistics	1.1%	0.9%
Aerospace & Defense	1.0%	1.2%
Distributors	0.7%	1.0%
Chemicals	0.6%	1.3%
Textiles, Apparel & Luxury Goods	0.6%	1.3%
Trading Companies & Distributors	0.0%	1.2%
Other(1)	7.8%	9.4%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value:	December 31, 2015	December 31, 2014
Hotels, Restaurants & Leisure	7.8%	5.6%
Machinery	7.0%	8.1%
Energy Equipment & Services	6.0%	7.9%
Specialty Retail	6.0%	4.9%
Software	5.9%	5.5%
Diversified Consumer Services	5.7%	4.4%
Media	5.1%	7.7%
Construction & Engineering	5.1%	5.5%
IT Services	4.6%	5.4%
Electronic Equipment, Instruments & Components	3.7%	2.5%
Health Care Providers & Services	3.3%	4.4%
Commercial Services & Supplies	3.1%	1.0%
Internet Software & Services	2.9%	2.3%
Health Care Equipment & Supplies	2.9%	1.9%
Auto Components	2.8%	2.5%
Diversified Telecommunication Services	2.7%	3.8%
Road & Rail	2.6%	2.3%
Diversified Financial Services	2.2%	1.0%
Food Products	2.1%	1.6%
Pharmaceuticals	1.7%	1.7%
Professional Services	1.7%	1.0%
Building Products	1.6%	0.9%
Air Freight & Logistics	1.3%	0.8%
Oil, Gas & Consumable Fuels	1.2%	1.9%
Leisure Equipment & Products	1.1%	0.4%
Aerospace & Defense	0.9%	1.1%
Distributors	0.6%	1.0%
Chemicals	0.6%	1.2%
Paper & Forest Products	0.6%	1.2%
Textiles, Apparel & Luxury Goods	0.4%	1.2%
Trading Companies & Distributors	0.0%	1.1%
Other(1)	6.8%	8.2%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

       At December 31, 2015 and 2014, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unconsolidated Significant Subsidiaries

       Main Street's investments are generally in small and mid-sized companies in a variety of industries. In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, Main Street must determine which of its unconsolidated controlled portfolio companies are considered "significant subsidiaries", if any. In evaluating these investments, there are three tests utilized to determine if any of Main Street's Control Investments (as defined in Note A, including those investments in which Main Street owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation) are considered significant subsidiaries (including portfolio companies): the investment test, the asset test and the income test. Rule 3-09 of Regulation S-X, as interpreted by the SEC, requires Main Street to include separate audited financial statements of an unconsolidated majority-owned subsidiary (including portfolio companies in which Main Street owns greater than 50% of the voting securities) in an annual report if any of the three tests exceed 20% of Main Street's total investments at fair value, total assets or total income, respectively. Rule 4-08(g) of Regulation S-X requires summarized financial information of an unconsolidated subsidiary (including portfolio companies) in an annual report if any of the three tests exceeds 10% of Main Street's total amounts and summarized financial information in a quarterly report if any of the three tests exceeds 20% of Main Street's total amounts.

       As of December 31, 2015, Main Street had no single investment that represented greater than 10% of its total Investment Portfolio at fair value and no single investment whose total assets represented greater than 10% of its total assets. After performing the income test for the year ended December 31, 2015, excluding investments which were fully exited after December 31, 2015, Main Street determined that its income from two of its Control Investments individually generated more than 10% of its total income, primarily due to the unrealized appreciation that was recognized on the investments during the year ended December 31, 2015. As such, the wholly owned External Investment Manager was considered a significant subsidiary at the 10% level as of December 31, 2015 (see further discussion and summarized financial information in Note D). Additionally, CBT Nuggets, LLC, an unconsolidated portfolio company that was a Control Investment, but which was not majority-owned by Main Street, was also considered a significant subsidiary at the 10% level as of December 31, 2015.

       The following table shows the summarized financial information for CBT Nuggets, LLC:

	2015	2014
	(dollars in thousands)
Balance Sheet Data
Current Assets	$4,499	$4,958
Noncurrent Assets	16,749	14,102
Current Liabilities	15,490	12,912
Noncurrent Liabilities	—	—

	Twelve Months Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Summary of Operations
Total Revenue	$33,924	$25,645	$18,071
Gross Profit	29,352	21,196	14,453
Income from Operations	12,099	8,687	5,132
Net Income	12,343	10,100	5,134

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE D — EXTERNAL INVESTMENT MANAGER

       As discussed further in Note A.1., the External Investment Manager provides investment management and other services to External Parties. The External Investment Manager is accounted for as a portfolio investment of MSCC since the External Investment Manager conducts all of its investment management activities for External Parties.

       During May 2012, Main Street entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income, a non-publicly traded BDC whose registration statement on Form N-2 was declared effective by the SEC in June 2012, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow it to own a registered investment adviser, Main Street assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on MSCC's ability to meet the source-of-income requirement necessary for it to maintain its RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. Based upon several fee waiver agreements with HMS Income and HMS Adviser, the External Investment Manager did not begin accruing the base management fee and incentive fees, if any, until January 1, 2014. Beginning January 1, 2015, the External Investment Manager conditionally agreed to waive a limited amount of the base management fee and incentive fees otherwise earned during the year ended December 31, 2015. During the years ended December 31, 2015 and 2014, the External Investment Manager earned $7.8 million and $2.8 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser.

       The investment in the External Investment Manager is accounted for using fair value accounting, with the fair value determined by Main Street and approved, in good faith, by Main Street's Board of Directors. Main Street determines the fair value of the External Investment Manager using the Waterfall valuation method under the market approach (see further discussion in Note B.1.). Any change in fair value of the investment in the External Investment Manager is recognized on Main Street's consolidated statement of operations in "Net Change in Unrealized Appreciation (Depreciation) — Portfolio investments".

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

       Main Street provides services to the External Investment Manager and charges the expenses necessary to perform these services to the External Investment Manager generally based on a combination of the direct time spent, new investment origination activity and assets under management, depending on the nature of the expense. For the years ended December 31, 2015 and 2014, Main Street charged $4.3 million and $2.0 million of total expenses, respectively, to the External Investment Manager. The total contribution of the External Investment Manager to Main Street's net investment income consists of the combination of the expenses charged to the External Investment Manager and dividend income from the External Investment Manager. For the years ended December 31, 2015 and 2014, the total contribution to Main Street's net investment income was $6.5 million and $2.5 million, respectively.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       Summarized financial information from the separate financial statements of the External Investment Manager as of December 31, 2015 and 2014 and for the year ended December 31, 2014 is as follows:

	As of December 31,
	2015	2014
	(dollars in thousands)
Cash	$31	$130
Accounts receivable — HMS Income	2,262	1,120

Total assets	$2,293	$1,250

Accounts payable to MSCC and its subsidiaries	$1,333	$699
Dividend payable to MSCC	677	253
Taxes payable	283	298
Equity	—	—

Total liabilities and equity	$2,293	$1,250

	Twelve Months Ended December 31,
	2015	2014
	(dollars in thousands)
Management fee income	$7,767	$2,795
Expenses allocated from MSCC or its subsidiaries:
Salaries, share-based compensation and other personnel costs	(3,005)	(1,479)
Other G&A expenses	(1,330)	(569)

Total allocated expenses	(4,335)	(2,048)
Other direct G&A expenses	—	(2)

Total expenses	(4,335)	(2,050)
Pre-tax income	3,432	745
Tax expense	(1,235)	(298)

Net income	$2,197	$447

NOTE E — DEFERRED FINANCING COSTS

       Deferred financing costs balances as of December 31, 2015 and 2014 are as follows (amounts in thousands):

	As of December 31,
	2015	2014
Credit Facility Fees	$8,467	$7,208
SBIC debenture leverage fees	5,000	5,000
4.50% Notes	3,668	3,668
6.125% Notes	3,049	3,088
SBIC debenture commitment fees	2,048	2,048

Subtotal	22,232	21,012
Accumulated amortization	(8,965)	(6,462)

Net deferred financing costs balance	$13,267	$14,550

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       Estimated aggregate amortization expense for each of the five years succeeding December 31, 2015 and thereafter is as follows (amounts in thousands):

Years Ended December 31,	Estimated Amortization
2016	$2,569
2017	$2,569
2018	$2,569
2019	$2,506
2020	$1,532
2021 and thereafter	$1,522

NOTE F — SBIC DEBENTURES

       SBIC debentures payable were $225.0 million at both December 31, 2015 and 2014. SBIC debentures provide for interest to be paid semi-annually, with principal due at the applicable 10-year maturity date of each debenture. The weighted-average annual interest rate on the SBIC debentures was 4.2% as of both December 31, 2015 and 2014. The first principal maturity due under the existing SBIC debentures is in 2017, and the remaining weighted-average duration as of December 31, 2015 was approximately 5.6 years. For the years ended December 31, 2015, 2014 and 2013, Main Street recognized interest expense attributable to the SBIC debentures of $9.9 million, $9.5 million and $10.3 million, respectively. Main Street has incurred upfront leverage and other miscellaneous fees of approximately 3.4% of the debenture principal amount. In accordance with SBA regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA. The Funds are subject to annual compliance examinations by the SBA. There have been no historical findings resulting from these examinations.

       As of December 31, 2015, the recorded value of the SBIC debentures was $223.7 million which consisted of (i) $73.9 million recorded at fair value, or $1.3 million less than the $75.2 million face value of the SBIC debentures held in MSC II, and (ii) $149.8 million reported at face value and held in MSMF. As of December 31, 2015, if Main Street had adopted the fair value option under ASC 825 for all of its SBIC debentures, Main Street estimates the fair value of its SBIC debentures would be approximately $211.8 million, or $13.2 million less than the $225.0 million face value of the SBIC debentures.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       The maturity dates and fixed interest rates for Main Street's SBIC Debentures as of December 31, 2015 and 2014 are summarized in the following table:

Maturity Date	Fixed Interest Rate	December 31, 2015	December 31, 2014
9/1/2017	6.43%	15,000,000	15,000,000
3/1/2018	6.38%	10,200,000	10,200,000
9/1/2019	4.95%	20,000,000	20,000,000
3/1/2020	4.51%	10,000,000	10,000,000
9/1/2020	3.50%	35,000,000	35,000,000
9/1/2020	3.93%	10,000,000	10,000,000
3/1/2021	4.37%	10,000,000	10,000,000
3/1/2021	4.60%	20,000,000	20,000,000
9/1/2021	3.39%	10,000,000	10,000,000
9/1/2022	2.53%	5,000,000	5,000,000
3/1/2023	3.16%	16,000,000	16,000,000
3/1/2024	3.95%	8,000,000	8,000,000
3/1/2024	3.95%	12,000,000	12,000,000
3/1/2024	3.95%	11,400,000	11,400,000
3/1/2024	3.95%	7,600,000	7,600,000
3/1/2024	3.55%	24,800,000	24,800,000

Ending Balance		225,000,000	225,000,000

NOTE G — CREDIT FACILITY

       Main Street maintains the Credit Facility to provide additional liquidity to support its investment and operational activities. The Credit Facility provides for commitments from a diversified group of fourteen lenders and was amended during 2015 to change the total commitments to $555.0 million, increase the accordion feature of the Credit Facility from $650.0 million to $750.0 million, increase the amount of unsecured debt Main Street is permitted to incur, providing us additional financial flexibility in our capital structure, decrease the interest rate to the rates described below and to extend the maturity one year to September 2020. The accordion feature allows Main Street to increase the total commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments.

       Borrowings under the Credit Facility bear interest, subject to Main Street's election, on a per annum basis at a rate equal to the applicable LIBOR rate (0.24%) as of December 31, 2015) plus (i) 1.875% (or the applicable base rate (Prime Rate of 3.50% as of December 31, 2015) plus 0.875%), as long as Main Street maintains an investment grade rating and meets certain agreed upon excess collateral and maximum leverage requirements, (ii) 2.0% (or the applicable base rate plus 1.0%) if Main Street maintains an investment grade rating but does not meet certain excess collateral and maximum leverage requirements or (iii) 2.25% (or the applicable base rate plus 1.25%) if Main Street does not maintain an investment grade rating. Main Street pays unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio of at least 1.5 to 1.0, and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2020, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       At December 31, 2015, Main Street had $291.0 million in borrowings outstanding under the Credit Facility. As of December 31, 2015, if Main Street had adopted the fair value option under ASC 825 for its Credit Facility, Main Street estimates its fair value would approximate its recorded value. Main Street recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs, of $7.7 million, $6.9 million and $5.6 million, respectively, for the years ended December 31, 2015, 2014 and 2013. As of December 31, 2015, the interest rate on the Credit Facility was 2.1%. The average interest rate for the year ended December 31, 2015 was 2.2%. Main Street was in compliance with all financial covenants of the Credit Facility.

NOTE H — NOTES

  6.125% Notes

       In April 2013, Main Street issued $92.0 million, including the underwriters full exercise of their option to purchase additional principal amounts to cover over-allotments, in aggregate principal amount of 6.125% Notes due 2023 (the "6.125% Notes"). The 6.125% Notes are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 6.125% Notes; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 6.125% Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at Main Street's option on or after April 1, 2018. The 6.125% Notes bear interest at a rate of 6.125% per year payable quarterly on January 1, April 1, July 1 and October 1 of each year. The total net proceeds to Main Street from the 6.125% Notes, after underwriting discounts and estimated offering expenses payable by Main Street, were approximately $89.0 million. Main Street has listed the 6.125% Notes on the New York Stock Exchange under the trading symbol "MSCA". Main Street may from time to time repurchase the 6.125% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of December 31, 2015, the outstanding balance of the 6.125% Notes was $90.7 million. As of December 31, 2015, if Main Street had adopted the fair value option under ASC 825 for the 6.125% Notes, Main Street estimates the fair value would be approximately $91.7 million. Main Street recognized interest expense related to the 6.125% Notes, including amortization of deferred loan costs, of $5.9 million, $5.9 million and $4.4 million for each of the years ended December 31, 2015, 2014 and 2013, respectively.

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

  4.50% Notes

       In November 2014, Main Street issued $175.0 million in aggregate principal amount of 4.50% unsecured notes due 2019 (the "4.50% Notes") at an issue price of 99.53%. The 4.50% Notes are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 4.50% Notes; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes mature on December 1, 2019, and may be redeemed in whole or in part at any time at Main Street's option subject to certain make whole provisions. The 4.50% Notes bear interest at a rate of 4.50% per year payable semi-annually on June 1 and December 1 of each year. The total net proceeds from the 4.50% Notes, resulting from the issue price and after underwriting discounts and estimated offering expenses payable by us, were approximately $171.2 million. Main Street may from time to time repurchase the 4.50% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of December 31, 2015, the outstanding balance of the 4.50% Notes was $175.0 million. As of December 31, 2015, if Main Street had adopted the fair value option under ASC 825 for the 4.50% Notes, Main Street estimates its fair value would be approximately $179.1 million. Main Street recognized interest expense related to the 4.50% Notes, including amortization of deferred loan costs, of $8.6 million and $1.3 million for the years ended December 31, 2015 and 2014, respectively.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE I — FINANCIAL HIGHLIGHTS

	Twelve Months Ended December 31,
Per Share Data:	2015	2014	2013	2012	2011
NAV at the beginning of the period	$20.85	$19.89	$18.59	$15.19	$13.06
Net investment income(1)(3)	2.18	2.20	2.06	2.01	1.69
Net realized gain (loss)(1)(2)(3)	(0.43)	0.53	0.07	0.55	0.11
Net change in net unrealized appreciation(1)(2)(3)	0.20	(0.27)	0.52	1.34	1.23
Income tax benefit (provision)(1)(2)(3)	0.18	(0.15)	—	(0.37)	(0.27)

Net increase in net assets resulting from operations(1)(3)	2.13	2.31	2.65	3.53	2.76
Dividends paid to stockholders from net investment income	(2.49)	(2.17)	(2.29)	(1.17)	(1.46)
Distributions from capital gains	(0.16)	(0.38)	(0.37)	(0.54)	(0.10)

Total dividends paid	(2.65)	(2.55)	(2.66)	(1.71)	(1.56)
Impact of the net change in monthly dividends declared prior to the end of the period and paid in the subsequent period	(0.01)	(0.01)	(0.02)	(0.02)	(0.14)
Accretive effect of public stock offerings (issuing shares above NAV per share)	0.74	1.07	1.13	1.33	0.74
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.12	0.12	0.13	0.07	0.05
Other(4)	0.06	0.02	0.07	0.20	0.28

NAV at the end of the period	$21.24	$20.85	$19.89	$18.59	$15.19

Market value at the end of the period	$29.08	$29.24	$32.69	$30.51	$21.24
Shares outstanding at the end of the period	50,413,744	45,079,150	39,852,604	34,589,484	26,714,384

(1)
Based on weighted-average number of common shares outstanding for the period.

(2)
Net realized gains or losses, net change in unrealized appreciation or depreciation, and income taxes can fluctuate significantly from period to period.

(3)
Per share amounts are net of the amounts attributable to the noncontrolling equity interests in MSC II for the periods prior to the completion of the acquisition of MSC II during the first quarter of 2012.

(4)
Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Twelve Months Ended December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
NAV at end of period	$1,070,894	$939,982	$792,533	$642,976	$405,711
Average NAV	$1,055,313	$885,568	$706,056	$512,156	$327,386
Average outstanding debt	$759,396	$575,524	$444,331	$322,154	$277,692
Ratio of total expenses, including income tax expense, to average NAV (1)(2)	4.63%	5.82%	5.82%	8.18%	9.82%
Ratio of operating expenses to average NAV(1)(3)	5.45%	5.11%	5.82%	6.07%	7.96%
Ratio of operating expenses, excluding interest expense, to average NAV(1)(3)	2.41%	2.44%	2.95%	3.03%	4.01%
Ratio of net investment income to average NAV(1)	10.15%	10.79%	10.68%	11.57%	11.76%
Portfolio turnover ratio	25.37%	35.71%	36.10%	56.22%	30.82%
Total investment return(4)	8.49%	–3.09%	16.68%	53.60%	26.95%
Total return based on change in NAV(5)	11.11%	12.71%	15.06%	25.73%	25.64%

(1)
Ratios are net of the amounts attributable to the noncontrolling equity interests in MSC II for the periods prior to the completion of the acquisition of MSC II during the first quarter of 2012.

(2)
Total expenses are the sum of operating expenses and net income tax provision/benefit. Net income tax provision/benefit includes the accrual of net deferred tax provision/benefit relating to the net unrealized appreciation/depreciation on portfolio investments held in Taxable Subsidiaries and due to the change in net operating loss carryforwards, which are non-cash in nature and may vary significantly from period to period. Main Street is required to include net deferred tax provision/benefit in calculating its total expenses even though these net deferred taxes are not currently payable/receivable.

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

NOTE J — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

       During 2015, Main Street paid supplemental dividends of $0.275 per share in each of June and December 2015, regular monthly dividends of $0.170 per share for each month of January through March 2015, regular monthly dividends of $0.175 per share for each month of April through September 2015, and regular monthly dividends of $0.180 per share for each month of October through December 2015, with such dividends totaling $130.0 million, or $2.650 per share. The 2015 regular monthly dividends, which total $102.4 million, or $2.10 per share, represent a 5.3% increase from the monthly dividends paid per share for the year ended 2014. For tax purposes, the 2015 dividends, which included the effects of accrued dividends, total $2.66 per share and were comprised of (i) ordinary income totaling approximately $2.325 per share, (ii) long term capital gain totaling approximately $0.231 per share, and (iii) qualified dividend income totaling approximately $0.105 per share. As of December 31, 2015, Main Street estimates that it has generated undistributed taxable income of approximately $38.8 million, or $0.77 per share, that will be carried forward toward distributions to be paid in 2016. For the years ended December 31, 2014 and 2013,

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Main Street paid total monthly dividends of approximately $110.9 million, or $2.545 per share, and $96.8 million, or $2.66 per share, respectively.

       Ordinary dividend distributions from a RIC do not qualify for the reduced maximum tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for dividends will generally include both ordinary income and capital gains but may also include qualified dividends or return of capital. The tax character of distributions paid for the years ended December 31, 2015, 2014 and 2013 was as follows:

	Twelve Months Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Ordinary income(1)	$114,975	$91,369	$68,630
Qualified dividends	5,179	2,106	17,058
Distributions of long term capital gains	11,285	18,502	12,507

Distributions on tax basis	$131,439	$111,977	$98,195

(1)
The years ended December 31, 2015 and 2014 include $1.5 million and $1.2 million, respectively, that was reported as compensation for services for tax purposes in accordance with Section 83 of the Code.

       MSCC has elected to be treated for U.S. federal income tax purposes as a RIC. MSCC's taxable income includes the taxable income generated by MSCC and certain of its subsidiaries, including the Funds, which are treated as disregarded entities for tax purposes. As a RIC, MSCC generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that MSCC distributes to its stockholders. MSCC must generally distribute at least 90% of its "investment company taxable income" (which is generally its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its tax exempt income to maintain its RIC status (pass-through tax treatment for amounts distributed). As part of maintaining RIC status, undistributed taxable income (subject to a 4% non-deductible U.S Federal excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared on or prior to the later of (i) filing of the U.S federal income tax return for the applicable fiscal year or (ii) fifteenth day of the ninth month following the close of the year which generated such taxable income.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       Listed below is a reconciliation of "Net increase in net assets resulting from operations" to taxable income and to total distributions declared to common stockholders for the years ended December 31, 2015, 2014 and 2013.

	Twelve Months Ended December 31,
	2015	2014	2013
	(estimated, dollars in thousands)
Net increase in net assets resulting from operations	$104,437	$100,748	$96,855
Book tax difference share-based compensation expense	1,006	4,215	4,210
Net change in net unrealized appreciation	(9,992)	11,707	(18,895)
Income tax provision (benefit)	(8,687)	6,287	(35)
Pre-tax book (income) loss not consolidated for tax purposes	32,323	(7,721)	(437)
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	3,397	(1,667)	9,128

Estimated taxable income(1)	122,484	113,569	90,826
Taxable income earned in prior year and carried forward for distribution in current year	38,638	37,046	44,415
Taxable income earned prior to period end and carried forward for distribution next period	(38,757)	(46,301)	(43,622)
Dividend payable as of period end and paid in the following period	9,074	7,663	6,576

Total distributions accrued or paid to common stockholders	$131,439	$111,977	$98,195

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

       As noted above, beginning April 1, 2013, MSCC's wholly owned subsidiary MSCP is included in Main Street's consolidated financial statements for financing reporting purposes. For tax purposes, MSCP has elected to be treated as a taxable entity, and therefore is not consolidated with MSCC for income tax purposes and is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. The taxable income, or loss, of MSCP may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in Main Street's consolidated financial statements.

       The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries and the MSCP, if any, are reflected in Main Street's consolidated statement of operations. Main

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Street's provision for income taxes was comprised of the following for the years ended December 31, 2015, 2014 and 2013 (amounts in thousands):

	Twelve Months Ended December 31,
	2015	2014	2013
Current tax expense:
Federal	$607	$734	$1,153
State	1,181	847	591

Total current tax expense	1,788	1,581	1,744
Deferred tax expense (benefit):
Federal	(10,781)	2,515	(2,822)
State	(870)	759	(769)

Total deferred tax expense (benefit)	(11,651)	3,274	(3,591)
Excise tax	1,176	1,432	1,812

Total income tax provision (benefit)	$(8,687)	$6,287	$(35)

       As of December 31, 2015, the cost of investments for U.S. federal income tax purposes was $1,663.8 million, with such investments having a gross unrealized appreciation of $283.9 million and gross unrealized depreciation of $144.0 million.

       The net deferred tax asset at December 31, 2015 was $4.0 million compared to a net deferred tax liability of $9.2 million as of December 31, 2014, which was primarily related to net loss carryforwards (primarily resulting from historical realized losses on portfolio investments held by the Taxable Subsidiaries), offset by net unrealized appreciation of portfolio investments held by the Taxable Subsidiaries, basis differences of portfolio investments held by the Taxable Subsidiaries which are "pass-through" entities for tax purposes and excess deductions resulting from the restricted stock plans (see further discussion in Note M). As of December 31, 2015, the Taxable Subsidiaries had a capital loss carryforward of $8.0 million. For U.S. federal income tax purposes, the capital loss carryforward will expire in 2020. The timing and manner in which Main Street will utilize any net loss carryforwards in any year, or in total, may be limited in the future under the provisions of the Code.

       In accordance with the realization requirements of ASC 718, Compensation — Stock Compensation, Main Street uses tax law ordering when determining when tax benefits related to equity compensation greater than equity compensation recognized for financial reporting should be realized. For the years ended December 31, 2015 Main Street recognized no increase in paid-in-capital due to tax deductions related to equity compensation greater than equity compensation recognized for financial reporting compared to a $1.0 million increase for the period ended December 31, 2014. Paid-in capital increases of $1.8 million will be recognized in future periods when such tax benefits are ultimately realized by reducing taxes payable.

       Management believes that the realization of the deferred tax assets is more likely than not based on expectations as to future taxable income and scheduled reversals of temporary differences. Accordingly, Main Street did not record a valuation allowance related to its deferred tax assets at December 31, 2015 and 2014.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the significant components of net deferred tax assets and liabilities as of December 31, 2015 and 2014 (amounts in thousands):

	Years Ended December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$23,508	$11,066
Net basis differences in portfolio investments	—	657
Other	2,423	—

Total deferred tax assets	25,931	11,723

Deferred tax liabilities:
Net unrealized appreciation of portfolio investments	(19,482)	(20,820)
Net basis differences in portfolio investments	(2,446)	—
Other	—	(117)

Total deferred tax liabilities	(21,928)	(20,937)

Total net deferred tax assets (liabilities)	$4,003	$(9,214)

       For U.S. federal income tax purposes, the net loss carryforwards expire in various years from 2029 through 2035. The timing and manner in which Main Street will utilize any net loss carryforwards in any year, or in total, may be limited in the future under the provisions of the Code.

NOTE K — COMMON STOCK

       During November 2015, Main Street entered into a program (the "ATM Program") with underwriters through which it could sell, by means of at-the-market offerings from time to time, up to 1,000,000 shares of our common stock. During the fourth quarter of 2015, Main Street sold 140,568 shares of our common stock at a weighted-average price of $31.98 per share and raised $4.5 million of gross proceeds under the ATM Program. Net proceeds were $4.3 million after commissions to the underwriter on shares sold and offering costs. As of December 31, 2015, 859,432 shares were available for sale under the ATM Program.

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

       During April 2014, Main Street completed a follow-on public equity offering of 4,600,000 shares of common stock, including the underwriters' full exercise of their option to purchase 600,000 additional shares, resulting in total net proceeds, including exercise of the underwriters' option to purchase additional shares and after deducting underwriting discounts and estimated offering expenses payable by Main Street, of approximately $139.7 million.

       During August 2013, Main Street completed a follow-on public equity offering of 4,600,000 shares of common stock, including the underwriters' full exercise of their option to purchase 600,000 additional shares, at a price to the public of $29.75 per share, resulting in total net proceeds, including exercise of the underwriters' option to purchase additional shares and after deducting underwriting discounts and estimated offering expenses payable by Main Street, of approximately $131.5 million.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

       For the year ended December 31, 2015, $19.4 million of the total $130.0 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 636,079 newly issued shares and with the purchase of 3,131 shares of common stock in the open market. For the year ended December 31, 2014, $17.4 million of the total $110.9 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 468,417 newly issued shares and with the purchase of 85,754 shares of common stock in the open market. For the year ended December 31, 2013, $17.5 million of the total $96.8 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 433,218 newly issued shares and with the purchase of 134,659 shares of common stock in the open market. The shares disclosed above relate only to Main Street's DRIP and exclude any activity related to broker-managed dividend reinvestment plans.

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

       Main Street's Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2015 Equity and Incentive Plan. These shares generally vest over a three-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street's Board of Directors under the 2015 Equity and Incentive Plan, net of shares forfeited, and the remaining shares of restricted stock available for issuance as of December 31, 2015.

Restricted stock authorized under the plan	3,000,000
Less net restricted stock granted during:
Year ended December 31, 2015	(900)

Restricted stock available for issuance as of December 31, 2015	2,999,100

(1)
Shares indicated are net of forfeited shares

       As of December 31, 2015, the following table summarizes the restricted stock issued to Main Street's independent directors and the remaining shares of restricted stock available for issuance pursuant to the Main

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Street Capital Corporation 2015 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election to the board and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period.

Restricted stock authorized under the plan	300,000
Less net restricted stock granted during:
Year ended December 31, 2015	(6,806)

Restricted stock available for issuance as of December 31, 2015	293,194

       For the years ended December 31, 2015, 2014 and 2013, Main Street recognized total share-based compensation expense of $6.3 million, $4.2 million and $4.2 million, respectively, related to the restricted stock issued to Main Street employees and independent directors. As of December 31, 2015, there was $12.2 million of total unrecognized compensation expense related to Main Street's non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 2.1 years as of December 31, 2015.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE N — COMMITMENTS AND CONTINGENCIES

       At December 31, 2015, Main Street had the following outstanding firm commitments (in thousands):

Amount
Investments with equity capital commitments that have not yet funded:
Encap Energy Fund Investments
EnCap Energy Capital Fund VIII, L.P.	$967
EnCap Energy Capital Fund VIII Co-Investors, L.P.	193
EnCap Energy Capital Fund IX, L.P.	1,925
EnCap Energy Capital Fund X, L.P.	9,308
EnCap Flatrock Midstream Fund II, L.P.	7,442
EnCap Flatrock Midstream Fund III, L.P.	7,036

$26,871
Congruent Credit Opportunities Funds
Congruent Credit Opportunities Fund II, LP	$8,488
Congruent Credit Opportunities Fund III, LP	17,980

$26,468
Freeport Fund Investments
Freeport First Lien Loan Fund III LP	$10,423
Freeport Financial SBIC Fund LP	1,375

$11,798
I-45 SLF LLC	$9,800
Dos Rios Partners
Dos Rios Partners, LP	$4,486
Dos Rios Partners — A, LP	1,424

$5,910
EIG Traverse Co-Investment, L.P.	$5,245
EIG Fund Investments	$4,283
Brightwood Capital Fund III, LP	$3,750
LKCM Headwater Investments I, L.P.	$2,500

Total equity commitments	$96,625
Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:
Volusion, LLC	$7,000
Barfly Ventures, LLC	4,594
PT Network, LLC	3,033
Apex Linen Service, Inc.	2,997
Buca C, LLC	2,670
Hojeij Branded Foods, LLC	2,143
Applied Products, Inc.	2,000
Mid-Columbia Lumber Products, LLC	2,000
Minute Key, Inc.	2,000
Glowpoint, Inc.	1,600
Datacom, LLC	1,800
LaMi Products, LLC	1,521
Guerdon Modular Holdings, Inc.	1,600
IDX Broker, LLC	1,500
Subsea Global Solutions, LLC	1,078
Messenger, LLC	1,417
Arcus Hunting LLC	2,393
Ceres Management, LLC (Lambs Tire & Automotive)	1,000
AccuMED, Corp.	875
HW Temps LLC	800
Mystic Logistics, Inc.	800
Jackmont Hospitality, Inc.	667
Vision Interests, Inc.	524
Insurance Technologies, LLC	522
Jensen Jewelers of Idaho, LLC	500
UniTek Global Services, Inc.	483
Brainworks Software, LLC	111

Total loan commitments	$47,628

Total commitments	$144,253

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

NOTE O — SELECTED QUARTERLY DATA (UNAUDITED)

	2015
	(dollars in thousands, except per share amounts)
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total investment income	$37,179	$41,308	$42,608	$43,493
Net investment income	$23,491	$27,201	$27,861	$28,520
Net increase in net assets resulting from operations	$35,424	$40,802	$20,668	$7,543
Net investment income per share-basic and diluted	$0.51	$0.55	$0.56	$0.57
Net increase in net assets resulting from operations per share-basic and diluted	$0.77	$0.82	$0.41	$0.15

	2014
	(dollars in thousands, except per share amounts)
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total investment income	$30,776	$34,877	$36,351	$38,759
Net investment income	$20,739	$23,578	$24,887	$26,332
Net increase in net assets resulting from operations	$27,234	$29,950	$21,569	$21,995
Net investment income per share-basic and diluted	$0.52	$0.53	$0.55	$0.59
Net increase in net assets resulting from operations per share-basic and diluted	$0.68	$0.68	$0.48	$0.49

	2013
	(dollars in thousands, except per share amounts)
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total investment income	$25,644	$27,800	$29,659	$33,394
Net investment income	$17,283	$17,833	$17,477	$22,830
Net increase in net assets resulting from operations	$23,629	$24,004	$28,054	$21,168
Net investment income per share-basic and diluted	$0.50	$0.51	$0.47	$0.57
Net increase in net assets resulting from operations share-basic and diluted	$0.68	$0.69	$0.76	$0.53

NOTE P — RELATED PARTY TRANSACTIONS

       As discussed further in Note D, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of Main Street's Investment Portfolio. At December 31, 2015, Main Street had a receivable of $2.0 million due from the External Investment Manager which included approximately $1.3 million related primarily to operating expenses incurred by MSCC or its subsidiaries as

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required to support the External Investment Manager's business, along with dividends declared but not paid by the External Investment Manager of approximately $0.7 million.
       In June 2013, our board of directors approved and adopted the Deferred Compensation Plan for Non-Employee Directors (the "2013 Deferred Compensation Plan") for the non-employee members of our board of directors, which allowed the directors at their option to defer all or a portion of the fees paid for their services as directors and have such deferred fees paid in shares of our common stock within 90 days after the participant's end of service as a director. As of December 31, 2015, $1.1 million of directors' fees had been deferred under this plan. These deferred fees represented 34,645 shares of Main Street common shares. These shares will not be issued or included as outstanding on the consolidated statement of changes in net assets until each applicable participant's end of service as a director, but are included in operating expenses and weighted-average shares outstanding on Main Street's consolidated statement of operations as earned.

       In November 2015, our board of directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the "2015 Deferred Compensation Plan"). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the 2013 Deferred Compensation Plan. Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units.

NOTE Q — SUBSEQUENT EVENTS

       During January 2016, Main Street fully exited its debt and equity investments in Southern RV, LLC, a four-location dealer of new and used recreational vehicles ("RV") and its affiliated real estate entity (together, "Southern RV") through a sale of Southern RV's assets and business. Southern RV has facilities in Tyler, TX, Bossier City, LA, Lafayette, LA, and Biloxi, MS and also engages in financing, parts sales and RV services. Southern RV's predecessor was originally founded in 2000 and offers its customers a variety of Travel Trailers, Fifth Wheels, Toy Haulers, Class A Motorhomes, and Class C Motorhomes from top-selling manufacturers. Main Street made its initial investment in Southern RV in August 2013 and realized a gain of approximately $14.4 million on the exit of its equity investments in Southern RV. The Southern RV investments triggered the annual summarized balance sheet and income statement information requirement imposed by Rule 4-08(g) of Regulation S-X for the year ended December 31, 2015 (as discussed further above in Note C), but Main Street is not including such information in this Annual Report on Form 10-K as it would not be meaningful to the Company's investors due to the fact that the Company no longer holds any investments in Southern RV.

       During February 2016, Main Street led a new portfolio investment totaling $15.0 million of invested capital in UniRush, LLC ("UniRush") to fund UniRush's growth initiatives and refinance existing debt, with Main Street funding $12.0 million of the investment. The investment in UniRush consisted of first-lien, senior secured term debt. In addition, Main Street and its co-investor provided UniRush a $5.0 million delayed draw term loan facility to support its future growth opportunities. Headquartered in Cincinnati, Ohio and founded in 2003, UniRush is a leading provider of prepaid debit card solutions branded under the "RushCard" and "Rapid PayCard". RushCard was one of the first prepaid, reloadable Visa debit card programs, and provides financial services for the more than 65 million individuals in the United States who cannot or choose not to establish a traditional banking relationship. Rapid PayCard is a provider of prepaid, payroll debit cards for employers as an alternative to issuing paper checks to employees.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       During February 2016, Main Street declared regular monthly dividends of $0.180 per share for each of April, May and June 2016. These regular monthly dividends equal a total of $0.540 per share for the second quarter of 2016. The second quarter 2016 regular monthly dividends represent a 2.9% increase from the dividends declared for the second quarter of 2015. Including the dividends declared for the second quarter of 2016, Main Street will have paid $16.960 per share in cumulative dividends since its October 2007 initial public offering.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders'
Main Street Capital Corporation

       We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Main Street Capital Corporation (a Maryland corporation) and subsidiaries (the "Company") referred to in our report dated February 26, 2016, which is included in the annual report on Form 10-K. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(2), which is the responsibility of the Company's management. In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Dallas, Texas
February 26, 2016

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments in and Advances to Affiliates
December 31, 2015
(dollars in thousands)

Company	Investments(1)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2014 Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2015 Fair Value
Control Investments

Majority-owned investments

Café Brazil, LLC	Member Units	$1,070	$6,980	$350	$—	$7,330

GRT Rubber Technologies LLC	LIBOR Plus 9.00% (Floor 1.00%)	1,783	16,585	32	629	15,988
	Member Units	82	13,065	2,515	—	15,580

Hydratec, Inc.	Common Stock	2,207	13,720	1,230	—	14,950
	9% Secured Debt	4	—	500	500	—

IDX Broker, LLC	LIBOR Plus 6.50% (Floor 1.50%)	11	125	—	125	—
	12.5% Secured Debt	1,455	10,571	798	19	11,350
	Member Units	—	5,450	990	—	6,440

Jensen Jewelers of Idaho, LLC	Prime Plus 6.75% (Floor 2.00%)	458	3,655	1,010	610	4,055
	Member Units	1,036	3,580	1,170	—	4,750

Lamb's Venture, LLC	11% Secured Debt	641	3,916	4,424	378	7,962
	Class B Member Units	376	4,048	704	4,424	328
	Member Units	—	2,510	2,180	—	4,690
	9.5% Secured Debt	72	968	—	49	919
	Member Units	91	1,240	—	—	1,240

Lighting Unlimited, LLC	8% Secured Debt	123	1,550	—	36	1,514
	Preferred Equity	—	439	—	9	430
	Warrants	—	40	—	—	40
	Member Units	120	360	—	10	350

Mid-Columbia Lumber	10% Secured Debt	177	1,750	—	—	1,750
Products, LLC	12% Secured Debt	474	3,900	—	—	3,900
	Member Units	(56)	10,180	—	7,600	2,580
	9.5% Secured Debt	87	927	—	46	881
	Member Units	22	550	—	—	550

MSC Adviser I, LLC	Member Units	2,197	15,580	11,692	—	27,272

Mystic Logistics Holdings, LLC	12% Secured Debt	1,240	9,790	210	552	9,448
	Common Stock	112	2,720	3,250	—	5,970

NRP Jones, LLC	12% Secured Debt	1,839	11,590	1,534	176	12,948
	Warrants	—	970	—	520	450
	Member Units	—	3,190	—	1,710	1,480

PPL RVs, Inc.	11.1% Secured Debt	1,141	7,860	2,112	262	9,710
	Common Stock	—	8,160	1,610	—	9,770

Principle Environmental, LLC	12% Secured Debt	721	4,060	227	227	4,060
	12% Current / 2% PIK Secured Debt	476	3,244	82	16	3,310
	Preferred Member Units	262	11,830	—	5,770	6,060
	Warrants	—	720	—	410	310

Quality Lease Service, LLC	8% PIK Secured Debt	288	—	6,538	—	6,538
	Member Units	—	—	2,638	—	2,638

Southern RV, LLC	13% Secured Debt	1,533	11,400	30	30	11,400
	Member Units	982	4,920	10,180	—	15,100
	13% Secured Debt	437	3,250	9	9	3,250
	Member Units	—	470	730	—	1,200

The MPI Group, LLC	9% Secured Debt	379	2,724	197	—	2,921
	Series A Preferred Units	—	980	—	290	690
	Warrants	—	—	—	—	—
	Member Units	—	2,300	—	70	2,230

Company	Investments(1)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2014 Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2015 Fair Value
Travis Acquisition LLC	12% Secured Debt	635	4,693	33	1,213	3,513
	Member Units	—	13,650	830	—	14,480

Uvalco Supply, LLC	9% Secured Debt	137	1,802	—	488	1,314
	Member Units	179	3,500	2,730	770	5,460

Vision Interests, Inc.	13% Secured Debt	433	3,154	31	133	3,052
	Series A Preferred Stock	—	3,250	300	—	3,550
	Common Stock	—	100	110	—	210

Ziegler's NYPD, LLC	6.5% Secured Debt	92	1,491	1	500	992
	12% Secured Debt	56	—	500	—	500
	14% Secured Debt	394	4,880	629	2,759	2,750
	Warrants	—	—	50	—	50
	Member units	—	—	3,400	—	3,400

Other controlled investments

Access Media Holdings, LLC	5.00% Current / 5.00% PIK Secured Debt	553	—	21,554	1,174	20,380
	Preferred Member Units	—	—	4,394	2,394	2,000
	Member Units	—	—	1	1	—

AmeriTech College, LLC	10% Secured Debt	2	—	514	—	514
	10% Secured Debt	67	979	—	490	489
	10% Secured Debt	409	6,050	—	3,025	3,025
	Preferred Member Units	5	—	2,291	—	2,291

ASC Interests, LLC	11% Secured Debt	327	3,000	16	516	2,500
	Member Units	89	1,970	260	—	2,230

Bond-Coat, Inc.	12% Secured Debt	1,480	13,570	49	2,023	11,596
	Common Stock	—	11,210	—	2,070	9,140

California Healthcare Medical	9% Secured Debt	361	8,703	135	8,838	—
Billing, Inc.	Warrants	—	3,480	—	3,480	—
	Common Stock	—	1,460	—	1,460	—

CBT Nuggets, LLC	Member Units	4,765	27,200	14,920	—	42,120

CMS Minerals LLC	Preferred Member Units	1,923	—	7,672	758	6,914

Datacom, LLC	10.5% Secured Debt	1,271	11,103	19	152	10,970
	8% Secured Debt	21	—	900	900	—
	Preferred Member Units	54	6,030	1,181	951	6,260

Garreco, LLC	14% Secured Debt	832	5,320	419	—	5,739
	Member Units	(45)	1,360	—	90	1,270

Gulf Manufacturing, LLC	9% PIK Secured Debt	69	744	33	—	777
	Member Units	543	16,540	—	2,770	13,770

Harrison Hydra-Gen, Ltd.	9% Secured Debt	661	5,487	78	555	5,010
	Preferred Stock	101	1,260	101	—	1,361
	Common Stock	—	1,830	770	—	2,600

Hawthorne Customs and Dispatch	Member Units	47	370	90	—	460
Services, LLC	Member Units	291	2,220	—	—	2,220

HW Temps LLC	LIBOR Plus 9.50% (Floor 1.00%)	642	—	9,884	—	9,884
	Preferred Member Units	299	—	3,942	—	3,942

Impact Telecom, Inc.	LIBOR Plus 6.50% (Floor 2.00%)	153	1,569	1	1,570	—
	13% Secured Debt	3,321	15,515	378	15,893	—
	Warrants	—	4,160	3,440	7,600	—

Indianapolis Aviation Partners, LLC	15% Secured Debt	566	3,100	—	—	3,100
	Warrants	—	2,540	—	—	2,540

Marine Shelters Holdings, LLC	12% PIK Secured Debt	1,209	10,112	458	1,700	8,870
(LoneStar Marine Shelters)	Preferred Member Units	—	3,750	1,602	471	4,881

MH Corbin Holding LLC	10% Secured Debt	487	—	13,869	—	13,869
	Preferred Member Units	47	—	6,000	—	6,000

NAPCO Precast, LLC	Prime Plus 2.00% (Floor 7.00%)	67	625	10	10	625
	Prime Plus 2.00% (Floor 7.00%)	281	2,923	464	7	3,380
	18% Secured Debt	856	4,468	482	26	4,924
	Member Units	1,016	7,560	1,030	—	8,590

Company	Investments(1)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2014 Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2015 Fair Value
NRI Clinical Research, LLC	14% Secured Debt	769	4,779	31	271	4,539
	Warrants	—	160	180	—	340
	Member Units	—	722	620	—	1,342

OMi Holdings, Inc.	Common Stock	—	13,420	220	—	13,640

Pegasus Research Group, LLC (Televerde)	Member Units	444	5,860	980	—	6,840

River Aggregates, LLC	Zero Coupon Secured Debt	89	468	88	—	556
	12% Secure Debt	16	500	—	500	—
	Member Units	268	2,570	1,260	—	3,830
	Member Units	—	369	1,991	—	2,360

SoftTouch Medical Holdings LLC	LIBOR Plus 9.00% (Floor 1.00%)	963	8,417	18	425	8,010
	Member Units	796	5,015	780	85	5,710

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period		(49)	(7,029)	—	—	—

		$49,832	$469,846	$168,681	$90,545	$555,011

Company	Investments(1)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2014 Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2015 Fair Value
Affiliate Investments

AFG Capital Group, LLC	11% Secured Debt	$1,458	$6,465	$6,325	$—	$12,790
	Warrants	—	259	231	—	490
	Member Units	—	1,200	820	—	2,020

Boss Industries, LLC	Preferred Member Units	287	2,000	586	—	2,586

Bridge Capital Solutions	13% Secured Debt	957	5,837	1,053	—	6,890
Corporation	Warrants	—	710	590	—	1,300

Buca C, LLC	LIBOR Plus 7.25% (Floor 1.00%)	1,367	—	25,299	—	25,299
	Preferred Member Units	111	—	3,711	—	3,711

CAI Software LLC	12% Secured Debt	644	5,348	52	739	4,661
	Member Units	—	654	346	—	1,000

Condit Exhibits, LLC	Member Units	23	610	400	—	1,010

Congruent Credit Opportunities	LP Interests (Fund II, LP)	1,331	18,378	—	15,544	2,834
Funds	LP Interests (Fund III, LP)	374	7,734	4,369	79	12,024

Daseke, Inc.	12% Current / 2.5% PIK Secured Debt	3,165	20,723	600	70	21,253
	Common Stock	—	13,780	8,880	—	22,660

Dos Rios Partners	LP Interests (Fund)	—	2,325	779	1,073	2,031
	LP Interests (Fund A)	—	738	248	338	648

East Teak Fine Hardwoods, Inc.	Common Stock	66	860	—	—	860

East West Copolymer &	12% Secured Debt	1,242	9,436	27	—	9,463
Rubber, LLC	Warrants	—	50	—	—	50

EIG Traverse Co-Investment, L.P.(12)	LP Interests	50	—	4,755	—	4,755

Freeport Financial SBIC Fund LP	LP Interests	—	—	2,077	—	2,077
	LP Interests	592	4,677	1,368	—	6,045

Gault Financial, LLC (RMB	10% Secured Debt	1,525	10,782	148	—	10,930
Capital, LLC)	Warrants	—	—	—	—	—

Glowpoint, Inc.	8% Secured Debt	19	396	614	613	397
	12% Secured Debt	1,120	8,909	20	—	8,929
	Common Stock	—	8,480	158	4,798	3,840

Guerdon Modular Holdings, Inc.	13% Secured Debt	1,397	11,044	36	800	10,280
	Common Stock	—	2,400	583	993	1,990

Houston Plating and Coatings, LLC	Member Units	230	11,470	—	3,030	8,440

I-45 SLF LLC(12)	Member Units	—	—	7,200	—	7,200

Indianhead Pipeline Services, LLC	12% Secured Debt	908	6,625	128	900	5,853
	Preferred Member Units	52	1,960	342	—	2,302
	Warrants	—	—	—	—	—
	Member Units	—	—	—	—	—

KBK Industries, LLC	12.5% Secured Debt	920	8,250	27	2,377	5,900
	Member Units	159	6,120	—	2,440	3,680

L.F. Manufacturing Holdings, LLC	Member Units	140	2,374	—	889	1,485

MPS Denver, LLC	Member Units	—	1,130	—	—	1,130

OnAsset Intelligence, Inc.	12% PIK Secured Debt	454	3,553	453	—	4,006
	Preferred Stock	34	2,700	34	1,354	1,380
	Warrants	—	—	—	—	—

OPI International Ltd.	10% Unsecured Debt	22	—	473	—	473
	Common Stock	—	4,971	—	1,771	3,200

PCI Holding Company, Inc.	Preferred Stock	503	4,430	503	46	4,887

Radial Drilling Services Inc.	12% Secured Debt	531	3,792	149	2,441	1,500
	Warrants	—	—	—	—	—

Company	Investments(1)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2014 Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2015 Fair Value
Rocaceia, LLC (Quality Lease and	12% Secured Debt	—	11,500	300	11,550	250
Rental Holdings, LLC)	8% Secured Debt	—	157	—	157	—
	Preferred Member Units	—	—	—	—	—

Samba Holdings, Inc.	12.5% Secured Debt	3,418	26,418	121	1,877	24,662
	Common Stock	—	6,030	24,190	—	30,220

SYNEO, LLC	12% Secured Debt	182	2,674	26	2,700	—
	Member Units	(27)	801	—	801	—

Tin Roof Acquisition Company	12% Secured Debt	1,864	13,861	52	106	13,807
	Class C Preferred Stock	236	2,241	236	—	2,477

UniTek Global Services, Inc.	LIBOR Plus 7.50% (Floor 1.00%)	100	—	2,826	14	2,812
	LIBOR Plus 8.50% (Floor 1.00%)1.00% PIK	24	—	1,524	269	1,255
	15% PIK Unsecured Debt	—	—	641	3	638
	Warrants	—	—	449	449	—
	Common Stock	—	—	—	—	—
	Preferred Stock	—	—	5,540	—	5,540

Universal Wellhead Services Holdings, LLC	Class A Units	194	—	4,000	1,000	3,000

Volusion, LLC	10.5% Secured Debt	1,579	—	16,199	—	16,199
	Warrants	—	—	1,400	—	1,400
	Preferred Member Units	—	—	14,000	—	14,000

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period		(51)	13,823	—	—	—

		$27,200	$278,675	$144,888	$59,221	$350,519

  This schedule should be read in conjunction with Main Street's consolidated financial statements, including the consolidated schedule of investments and notes to the consolidated financial statements.

(1)
The principal amount, the ownership detail for equity investments and if the investment is income producing is included in the consolidated schedule of investments.

(2)
Represents the total amount of interest, fees and dividends credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control, Non-Control, Non-Affiliate and Affiliate categories during the period, any income or investments balances related to the time period it was in the category other than the one shown at period-end is included in "Amounts to or from investments transferred from other 1940 Act classifications during the period".

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

       (b)  Management's Report on Internal Control Over Financial Reporting.    The management of Main Street Capital Corporation and its subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company's evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2015. Grant Thornton, LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, as stated in its report which is included herein.

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

Item 9B.    Other Information

       None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

       The information required by this Item will be contained in the definitive proxy statement relating to our 2016 annual meeting of stockholders (the "Proxy Statement") under the headings "Election of Directors," "Corporate Governance," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance," to be filed with the Securities and Exchange Commission on or prior to April 30, 2016, and is incorporated herein by reference.

       We have adopted a code of business conduct and ethics that applies to directors, officers and employees of Main Street. This code of ethics is published on our Web site at www.mainstcapital.com. We intend to disclose any future amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a Web site posting.

Item 11.    Executive Compensation

       The information required by this Item will be contained in the Proxy Statement under the headings "Compensation of Executive Officers," "Compensation of Directors," "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report," to be filed with the Securities and Exchange Commission on or prior to April 30, 2016, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

       The following table provides information regarding our equity compensation plans as of December 31, 2015:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)(1)
Equity compensation plans approved by security holders	—	$—	3,292,294
Equity compensation plans not approved by security holders	—	—	—

Total	—	$—	3,292,294

(1)
All of our equity compensation plans have been approved by our stockholders. As of December 31, 2015, we had issued 7,706 shares of restricted stock pursuant to our current equity compensation plans, of which no shares had vested and no shares were forfeited. Pursuant to each of our equity compensation plans, if any award issued thereunder shall for any reason expire or otherwise terminate or be forfeited, in whole or in part, the shares of stock not acquired under such award shall revert to and again become available for issuance under such plan.

       The other information required by this Item will be contained in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," to be filed with the Securities and Exchange Commission on or prior to April 30, 2016, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

       The information required by this Item will be contained in the Proxy Statement under the headings "Certain Relationships and Related Party Transactions" and "Corporate Governance," to be filed with the Securities and Exchange Commission on or prior to April 30, 2016, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

       The information required by this Item will be contained in the Proxy Statement under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2016," to be filed with the Securities and Exchange Commission on or prior to April 30, 2016, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Consolidated Financial Statement Schedules

       The following documents are filed or incorporated by reference as part of this Annual Report:

1.    Consolidated Financial Statements

2.    Consolidated Financial Statement Schedule

Report of Independent Registered Public Accounting Firm	179
Schedule of Investments in and Advances to Affiliates for the Year Ended December 31, 2015	180

3.    Exhibits

       The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1*	Articles of Amendment and Restatement of Main Street Capital Corporation (previously filed as Exhibit (a) to Main Street Capital Corporation's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on August 15, 2007 (Reg. No. 333-142879))
3.2*	Amended and Restated Bylaws of Main Street Capital Corporation (previously filed as Exhibit 3.1 to Main Street Capital Corporation's Current Report on Form 8-K filed on March 6, 2013 (File No. 1-33723))
4.1*	Form of Common Stock Certificate (previously filed as Exhibit (d) to Main Street Capital Corporation's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on August 15, 2007 (Reg. No. 333-142879))
4.2*	Dividend Reinvestment Plan (previously filed as Exhibit (e) to Main Street Capital Corporation's Post-Effective Amendment No. 8 to the Registration Statement on Form N-2 filed on May 7, 2014 (Reg. No. 333-183555))
4.3*	Main Street Mezzanine Fund, LP SBIC debentures guaranteed by the SBA (previously filed as Exhibit (f)(1) to Main Street Capital Corporation's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on June 22, 2007 (Reg. No. 333-142879))
4.4*	Main Street Capital II, LP SBIC debentures guaranteed by the SBA (see Exhibit (f)(1) to Pre-Effective Amendment No. 1 to Form N-2 of Main Street Capital Corporation filed with the SEC on June 22, 2007 for a substantially identical copy of the form of debentures)
4.5*	Form of Indenture between Main Street Capital Corporation and The Bank of New York Mellon Trust Company, N.A. (previously filed as Exhibit (d)(6) to Main Street Capital Corporation's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on March 28, 2013 (Reg. No. 333-183555))

Exhibit Number	Description
4.6*	Form of First Supplemental Indenture relating to the 6.125% Notes due 2023, between Main Street Capital Corporation and The Bank of New York Mellon Trust Company, N.A. (previously filed as Exhibit (d)(8) to Main Street Capital Corporation's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on March 28, 2013 (Reg. No. 333-183555))
4.7*	Form of 6.125% Notes due 2023 (incorporated by reference to Exhibit 4.6)
4.8*	Form of Second Supplemental Indenture relating to the 4.50% Notes due 2019, between Main Street Capital Corporation and The Bank of New York Mellon Trust Company, N.A. (previously filed as Exhibit (d)(10) to Main Street Capital Corporation's Post-Effective Amendment No. 9 to the Registration Statement on Form N-2 filed on November 4, 2014 (Reg. No. 333-183555))
4.9*	Form of 4.50% Notes due 2019 (incorporated by reference to Exhibit 4.8)
10.1*	Second Amended and Restated Credit Agreement dated September 27, 2013 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current Report on Form 8-K filed on October 1, 2013 (File No. 1-33723))
10.2*	Second Amended and Restated General Security Agreement dated September 27, 2013 (previously filed as Exhibit 10.2 to Main Street Capital Corporation's Current Report on Form 8-K filed on October 1, 2013 (File No. 1-33723))
10.3*	Second Amended and Restated Equity Pledge Agreement dated September 27, 2013 (previously filed as Exhibit 10.3 to Main Street Capital Corporation's Current Report on Form 8-K filed on October 1, 2013 (File No. 1-33723))
10.4*	Amended and Restated Custodial Agreement dated September 20, 2010 (previously filed as Exhibit 10.3 to Main Street Capital Corporation's Current Report on Form 8-K filed September 21, 2010 (File No. 1-33723))
10.5*	Third Amendment to Amended and Restated Credit Agreement and First Amendment to Amended and Restated Custodial Agreement dated November 21, 2011 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current Report on Form 8-K filed November 22, 2011 (File No. 1-33723))
10.6*	First Amendment to Second Amended and Restated Credit Agreement dated June 27, 2014 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current Report on Form 8-K filed on July 1, 2014 (File No. 1-33723))
10.7*	Second Amendment to Second Amended and Restated Credit Agreement dated September 25, 2014 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current Report on Form 8-K filed on September 30, 2014 (File No. 1-33723))
10.8*	Third Amendment to Second Amended and Restated Credit Agreement dated October 22, 2014 (previously filed as Exhibit (k)(6) to Main Street Capital Corporation's Post-Effective Amendment No. 9 to the Registration Statement on Form N-2 filed on November 4, 2014 (Reg. No. 333-183555))
10.9*	Supplement and Joinder Agreement dated December 11, 2014 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current Report on Form 8-K filed on December 12, 2014 (File No. 1-33723))
10.10*	Fourth Amendment to Second Amended and Restated Credit Agreement dated April 29, 2015 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current Report on Form 8-K filed on April 30, 2015 (File No. 1-33723))
10.11*	Fifth Amendment to Second Amended and Restated Credit Agreement and First Amendment to Security Agreement dated November 20, 2015 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current Report on Form 8-K filed on November 24, 2015 (File No. 1-33723))

Exhibit Number	Description
10.12*†	Main Street Capital Corporation 2015 Equity and Incentive Plan (previously filed as Exhibit 4.4 to Main Street Capital Corporation's Registration Statement on Form S-8 filed on May 5, 2015 (Reg. No. 333-203893))
10.13*†	Main Street Capital Corporation 2015 Non-Employee Director Restricted Stock Plan (previously filed as Exhibit 4.5 to Main Street Capital Corporation's Registration Statement on Form S-8 filed on May 5, 2015 (Reg. No. 333-203893))
10.14*	Custodian Agreement (previously filed as Exhibit (j) to Main Street Capital Corporation's Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (Reg. No. 333-142879))
10.15*†	Form of Confidentiality and Non-Compete Agreement by and between Main Street Capital Corporation and Vincent D. Foster (previously filed as Exhibit (k)(12) to Main Street Capital Corporation's Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (Reg. No. 333-142879))
10.16*†	Form of Indemnification Agreement by and between Main Street Capital Corporation and each executive officer and director (previously filed as Exhibit (k)(13) to Main Street Capital Corporation's Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (Reg. No. 333-142879))
10.17*	Investment Sub-Advisory Agreement dated May 31, 2012 by and among HMS Adviser, LP, Main Street Capital Partners, LLC, Main Street Capital Corporation and HMS Income Fund, Inc. (previously filed as Exhibit (g)(2) to HMS Income Fund, Inc.'s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on May 31, 2012 (Reg. No. 333-178548))
10.18*	Assignment and Assumption of Investment Sub-Advisory Agreement dated December 31, 2013 by and among MSC Adviser I, LLC, HMS Adviser, LP, Main Street Capital Partners, LLC, Main Street Capital Corporation and HMS Income Fund, Inc. (previously filed as Exhibit 10.14 to Main Street Capital Corporation's Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 28, 2014 (File No. 1-33723))
10.19*†	Main Street Capital Corporation Deferred Compensation Plan Adoption Agreement and Plan Document (previously filed as Exhibit 4.1 to Main Street Capital Corporation's Registration Statement on Form S-8 filed on December 18, 2015 (File No. 333-208643))
12.1	Computation of Ratios of Earnings to Fixed Charges
14.1*	Code of Business Conduct and Ethics (previously filed as Exhibit 14.1 to Main Street Capital Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on August 3, 2012 (File No. 1-33723))
21.1	List of Subsidiaries
23	Consent of Grant Thornton, LLP, independent registered public accounting firm
31.1	Rule 13a - 14(a)/15d - 14(a) certification of Chief Executive Officer
31.2	Rule 13a - 14(a)/15d - 14(a) certification of Chief Financial Officer
32.1	Section 1350 certification of Chief Executive Officer
32.2	Section 1350 certification of Chief Financial Officer

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

Date: February 26, 2016

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VINCENT D. FOSTER Vincent D. Foster	Chairman and Chief Executive Officer (principal executive officer)	February 26, 2016
/s/ BRENT D. SMITH Brent D. Smith	Chief Financial Officer and Treasurer (principal financial officer)	February 26, 2016
/s/ SHANNON D. MARTIN Shannon D. Martin	Vice President, Chief Accounting Officer (principal accounting officer)	February 26, 2016
/s/ JOSEPH E. CANON Joseph E. Canon	Director	February 26, 2016
/s/ MICHAEL APPLING JR. Michael Appling Jr.	Director	February 26, 2016
/s/ ARTHUR L. FRENCH Arthur L. French	Director	February 26, 2016
/s/ J. KEVIN GRIFFIN J. Kevin Griffin	Director	February 26, 2016
/s/ JOHN E. JACKSON John E. Jackson	Director	February 26, 2016
/s/ BRIAN E. LANE Brian E. Lane	Director	February 26, 2016
/s/ STEVEN B. SOLCHER Steven B. Solcher	Director	February 26, 2016

EXHIBIT INDEX

Exhibit Number	Description
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries
23	Consent of Grant Thornton LLP, independent registered public accounting firm
31.1	Rule 13a - 14(a)/15d - 14(a) certification of Chief Executive Officer
31.2	Rule 13a - 14(a)/15d - 14(a) certification of Chief Financial Officer
32.1	Section 1350 certification of Chief Executive Officer
32.2	Section 1350 certification of Chief Financial Officer