Form 10-Q
period 2016-03-31
Main Street Capital CORP
filed 2016-05-06
CIK 1396440

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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

        The number of shares outstanding of the issuer's common stock as of May 5, 2016 was 51,221,175.

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

(dollars in thousands, except shares and per share amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Portfolio investments at fair value:
Control investments (cost: $361,823 and $387,727 as of March 31,2016 and December 31, 2015, respectively)	$520,099	$555,011
Affiliate investments (cost: $376,375 and $333,728 as of March 31, 2016 and December 31, 2015, respectively)	389,310	350,519
Non-Control/Non-Affiliate investments (cost: $974,053 and $945,187 as of March 31, 2016 and December 31, 2015, respectively)	908,662	894,466

Total portfolio investments (cost: $1,712,251 and $1,666,642 as of March 31, 2016 and December 31, 2015, respectively)	1,818,071	1,799,996
Marketable securities and idle funds investments (cost: $1,778 and $5,407 as of March 31, 2016 and December 31, 2015, respectively)	1,519	3,693

Total investments (cost: $1,714,029 and $1,672,049 as of March 31, 2016 and December 31, 2015, respectively)	1,819,590	1,803,689
Cash and cash equivalents	17,223	20,331
Interest receivable and other assets	31,786	27,737
Receivable for securities sold	11,458	9,901
Deferred financing costs (net of accumulated amortization of $9,608 and $8,965 as of March 31, 2016 and December 31, 2015, respectively)	12,651	13,267
Deferred tax asset, net	8,442	4,003

Total assets	$1,901,150	$1,878,928

LIABILITIES
Credit facility	$306,000	$291,000
SBIC debentures (par: $225,000 as of March 31, 2016 and December,31, 2015, par of $75,200 is recorded at a fair value of $74,006 and $73,860 as of March 31, 2016 and December 31, 2015, respectively)	223,806	223,660
4.50% Notes	175,000	175,000
6.125% Notes	90,655	90,738
Dividend payable	9,113	9,074
Interest payable	5,185	3,959
Accounts payable and other liabilities	5,847	12,292
Payable for securities purchased	8,546	2,311

Total liabilities	824,152	808,034
Commitments and contingencies (Note M)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 50,767,218 and 50,413,744 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively)	508	504
Additional paid-in capital	1,026,233	1,011,467
Accumulated net investment income, net of cumulative dividends of $444,631 and $417,347 as of March 31, 2016 and December 31, 2015, respectively	7,061	7,181
Accumulated net realized gain from investments (accumulated net realized gain from investments of $32,608 before cumulative dividends of $68,658 as of March 31, 2016 and accumulated net realized gain from investments of $19,005 before cumulative dividends of $68,658 as of December 31, 2015)	(36,050)	(49,653)
Net unrealized appreciation, net of income taxes	79,246	101,395

Total net assets	1,076,998	1,070,894

Total liabilities and net assets	$1,901,150	$1,878,928

NET ASSET VALUE PER SHARE	$21.18	$21.24

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(dollars in thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$12,615	$11,335
Affiliate investments	8,523	6,049
Non-Control/Non-Affiliate investments	20,737	19,421

Interest, fee and dividend income	41,875	36,805
Interest, fee and dividend income from marketable securities and idle funds investments	131	374

Total investment income	42,006	37,179
EXPENSES:
Interest	(8,182)	(7,796)
Compensation	(3,820)	(3,494)
General and administrative	(2,405)	(1,962)
Share-based compensation	(1,589)	(1,263)
Expenses allocated to the External Investment Manager	1,154	827

Total expenses	(14,842)	(13,688)

NET INVESTMENT INCOME	27,164	23,491
NET REALIZED GAIN (LOSS):
Control investments	14,358	—
Non-Control/Non-Affiliate investments	818	(2,008)
Marketable securities and idle funds investments	(1,573)	(112)

Total net realized gain (loss)	13,603	(2,120)

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION):
Portfolio investments	(27,529)	14,204
Marketable securities and idle funds investments	1,457	251
SBIC debentures	(146)	(693)

Total net change in unrealized appreciation (depreciation)	(26,218)	13,762

INCOME TAXES:
Federal and state income, excise and other taxes	(370)	(376)
Deferred taxes	2,633	667

Income tax benefit (provision)	2,263	291

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$16,812	$35,424

NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$0.54	$0.51

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$0.33	$0.77

DIVIDENDS PAID PER SHARE:
Regular monthly dividends	$0.540	$0.510
Supplemental dividends	—	—

Total dividends	$0.540	$0.510

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	50,549,780	46,080,204

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except shares)

(Unaudited)

	Common Stock				Accumulated Net Realized Gain From Investments, Net of Dividends	Net Unrealized Appreciation from Investments, Net of Income Taxes
				Accumulated Net Investment Income, Net of Dividends
	Number of Shares	Par Value	Additional Paid-In Capital				Total Net Asset Value
Balances at December 31, 2014	45,079,150	$451	$853,606	$23,665	$(20,456)	$82,716	$939,982
Public offering of common stock, net of offering costs	4,370,000	44	127,720	—	—	—	127,764
Share-based compensation	—	—	1,263	—	—	—	1,263
Purchase of vested stock for employee payroll tax withholding	(1,802)	—	(53)	—	—	—	(53)
Dividend reinvestment	116,330	1	3,464	—	—	—	3,465
Amortization of directors' deferred compensation	—	—	69	—	—	—	69
Issuance of restricted stock, net of forfeited shares	683	—	—	—	—	—	—
Dividends to stockholders	—	—	—	(24,021)	—	—	(24,021)
Net increase (loss) resulting from operations	—	—	—	23,491	(2,120)	14,053	35,424

Balances at March 31, 2015	49,564,361	$496	$986,069	$23,135	$(22,576)	$96,769	$1,083,893

Balances at December 31, 2015	50,413,744	$504	$1,011,467	$7,181	$(49,653)	$101,395	$1,070,894
Cumulative-effect to retained earnings for excess tax benefit	—	—	—	—	—	1,806	1,806
Public offering of common stock, net of offering costs	321,714	3	9,778	—	—	—	9,781
Share-based compensation	—	—	1,589	—	—	—	1,589
Dividend reinvestment	113,631	1	3,255	—	—	—	3,256
Amortization of directors' deferred compensation	—	—	144	—	—	—	144
Issuance of restricted stock	900	—	—	—	—	—	—
Forfeited shares of terminated employees	(3,989)	—	—	—	—	—	—
Dividends to stockholders	—	—	—	(27,284)	—	—	(27,284)
Net increase (loss) resulting from operations	—	—	—	27,164	13,603	(23,955)	16,812

Balances at March 31, 2016	50,846,000	$508	$1,026,233	$7,061	$(36,050)	$79,246	$1,076,998

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$16,812	$35,424
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Investments in portfolio companies	(113,945)	(256,046)
Proceeds from sales and repayments of debt investments in portfolio companies	69,028	143,122
Proceeds from sales and return of capital of equity investments in portfolio companies	21,891	5,952
Investments in marketable securities and idle funds investments	—	(2,047)
Proceeds from sales and repayments of marketable securities and idle funds investments	559	1,304
Net change in net unrealized appreciation (depreciation)	26,218	(13,762)
Net realized (gain) loss	(13,603)	2,120
Accretion of unearned income	(1,921)	(2,018)
Payment-in-kind interest	(1,303)	(806)
Cumulative dividends	(321)	(376)
Share-based compensation expense	1,589	1,263
Amortization of deferred financing costs	644	629
Deferred tax (benefit) provision	(2,633)	(291)
Changes in other assets and liabilities:
Interest receivable and other assets	(2,390)	(746)
Interest payable	1,226	761
Accounts payable and other liabilities	(6,269)	(7,729)
Deferred fees and other	632	627

Net cash used in operating activities	(3,786)	(92,619)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	9,781	127,764
Dividends paid	(23,990)	(19,545)
Proceeds from credit facility	70,000	156,000
Repayments on credit facility	(55,000)	(210,000)
Other	(113)	(17)

Net cash provided by financing activities	678	54,202

Net decrease in cash and cash equivalents	(3,108)	(38,417)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,331	60,432

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,223	$22,015

Supplemental cash flow disclosures:
Interest paid	$6,282	$6,406
Taxes paid	$1,172	$1,934
Non-cash financing activities:
Shares issued pursuant to the DRIP	$3,256	$3,465

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments

March 31, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Control Investments(5)

Access Media Holdings, LLC(10)	Private Cable Operator
		5.00% Current / 5.00% PIK Secured Debt (Maturity—July 22, 2020)	$21,825	$21,825	$20,651
		Preferred Member Units (5,265,000 units; 12% cumulative)		5,159	2,130
		Member Units (45 units)		1	—

				26,985	22,781

AmeriTech College, LLC	For-Profit Nursing and Healthcare College
		10% Secured Debt (Maturity—May 15, 2016)	514	514	514
		10% Secured Debt (Maturity—November 30, 2019)	489	489	489
		10% Secured Debt (Maturity—January 31, 2020)	3,025	3,025	3,025
		Preferred Member Units (294 units; 5%)(8)		2,291	2,291

				6,319	6,319

ASC Interests, LLC	Recreational and Educational Shooting Facility
		11% Secured Debt (Maturity—July 31, 2018)	2,250	2,225	2,250
		Member Units (1,500 units)(8)		1,500	2,560

				3,725	4,810

Bond-Coat, Inc.	Casing and Tubing Coating Services
		12% Secured Debt (Maturity—December 28, 2017)	11,596	11,530	11,596
		Common Stock (57,508 shares)		6,350	7,490

				17,880	19,086

Café Brazil, LLC	Casual Restaurant Group
		Member Units (1,233 units)(8)		1,742	6,570

CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units (416 units)(8)		1,300	45,750

CMS Minerals LLC	Oil & Gas Exploration & Production
		Preferred Member Units (458 units)(8)		2,530	5,750

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

March 31, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Datacom, LLC	Technology and Telecommunications Provider
		5.25% Current / 5.25% PIK Secured Debt (Maturity—May 31, 2019)	11,256	11,178	10,810
		Class A Preferred Member Units (15% cumulative)(8)		1,181	1,224
		Class B Preferred Member Units (6,453 units)		6,030	4,602

				18,389	16,636

Garreco, LLC	Manufacturer and Supplier of Dental Products
		14% Secured Debt (Maturity—January 12, 2018)	5,800	5,745	5,745
		Member Units (1,200 units)		1,200	1,090

				6,945	6,835

GRT Rubber Technologies LLC	Manufacturer of Engineered Rubber Products
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—December 19, 2019)(9)	13,903	13,793	13,903
		Member Units (5,879 units)		13,065	18,030

				26,858	31,933

Gulf Manufacturing, LLC	Manufacturer of Specialty Fabricated Industrial Piping Products
		9% PIK Secured Debt (Ashland Capital IX, LLC) (Maturity—June 30, 2017)	777	777	777
		Member Units (438 units)(8)		2,980	10,960

				3,757	11,737

Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
		Common Stock (107,456 shares)		718	2,700

Hawthorne Customs and Dispatch Services, LLC	Facilitator of Import Logistics, Brokerage, and Warehousing
		Member Units (500 units)(8)		589	280
		Member Units (Wallisville Real Estate, LLC) (588,210 units)(8)		1,215	2,220

				1,804	2,500

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

March 31, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

HW Temps LLC	Temporary Staffing Solutions
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity July 2, 2020)(9)	9,976	9,888	9,888
		Preferred Member Units (3,200 units)(8)		3,942	4,950

				13,830	14,838

Hydratec, Inc.	Designer and Installer of Micro-Irrigation Systems
		Common Stock (7,095 shares)(8)		7,095	15,410

IDX Broker, LLC	Provider of Marketing and CRM Tools for the Real Estate Industry
		12.5% Secured Debt (Maturity—November 15, 2018)	11,350	11,286	11,350
		Member Units (5,400 units)		5,606	6,440

				16,892	17,790

Indianapolis Aviation Partners, LLC	Fixed Base Operator
		15% Secured Debt (Maturity—July 15, 2016)	3,100	3,100	3,100
		Warrants (1,046 equivalent units)		1,129	2,540

				4,229	5,640

Jensen Jewelers of Idaho, LLC	Retail Jewelry Store
		Prime Plus 6.75% (Floor 2.00%), Current Coupon 10.25%, Secured Debt (Maturity—November 14, 2016)(9)	4,405	4,386	4,405
		Member Units (627 units)(8)		811	5,200

				5,197	9,605

Lamb's Venture, LLC	Aftermarket Automotive Services Chain
		11% Secured Debt (Maturity—May 31, 2018)	7,849	7,849	7,849
		Preferred Equity (non-voting)		328	328
		Member Units (742 units)		5,273	5,160
		9.5% Secured Debt (Lamb's Real Estate Investment I, LLC) (Maturity—October 1, 2025)	906	906	906
		Member Units (Lamb's Real Estate Investment I, LLC) (1,000 units)(8)		625	1,240

				14,981	15,483

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

March 31, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Lighting Unlimited, LLC	Commercial and Residential Lighting Products and Design Services
		8% Secured Debt (Maturity—August 22, 2016)	1,514	1,514	1,514
		Preferred Equity (non-voting)		434	430
		Warrants (71 equivalent units)		54	30
		Member Units (700 units)		100	260

				2,102	2,234

Marine Shelters Holdings, LLC (LoneStar Marine Shelters)	Fabricator of Marine and Industrial Shelters
		12% PIK Secured Debt (Maturity—December 28, 2017)	9,330	9,252	8,910
		Preferred Member Units (3,810 units)		5,352	3,801

				14,604	12,711

MH Corbin Holding LLC	Manufacturer and distributor of traffic safety products
		10% Secured Debt (Maturity—August 31, 2020)	13,825	13,701	13,701
		Preferred Member Units (4,000 shares)		6,000	6,000

				19,701	19,701

Mid-Columbia Lumber Products, LLC	Manufacturer of Finger-Jointed Lumber Products
		10% Secured Debt (Maturity—December 18, 2017)	1,750	1,750	1,750
		12% Secured Debt (Maturity—December 18, 2017)	3,900	3,900	3,900
		Member Units (2,829 units)		1,244	2,420
		9.5% Secured Debt (Mid—Columbia Real Estate, LLC) (Maturity—May 13, 2025)	870	870	870
		Member Units (Mid—Columbia Real Estate, LLC) (250 units)(8)		250	550

				8,014	9,490

MSC Adviser I, LLC(16)	Third Party Investment Advisory Services
		Member Units (Fully diluted 100.0%)(8)		—	27,792

Mystic Logistics Holdings, LLC	Logistics and Distribution Services Provider for Large Volume Mailers
		12% Secured Debt (Maturity—August 15, 2019)	9,448	9,292	9,448
		Common Stock (5,873 shares)(8)		2,720	5,390

				12,012	14,838

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

March 31, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

NAPCO Precast, LLC	Precast Concrete Manufacturing
		Prime Plus 2.00% (Floor 7.00%), Current Coupon 9.00%, Secured Debt (Maturity—February 1, 2019)(9)	3,069	3,039	3,069
		18% Secured Debt (Maturity—February 1, 2019)	4,471	4,427	4,471
		Member Units (2,955 units)(8)		2,975	9,060

				10,441	16,600

NRI Clinical Research, LLC	Clinical Research Service Provider
		14% Secured Debt (Maturity—September 8, 2017)	4,510	4,443	4,443
		Warrants (251,723 equivalent units)		252	380
		Member Units (1,454,167 units)		765	1,422

				5,460	6,245

NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		6% Current / 6% PIK Secured Debt (Maturity—December 22, 2016)	13,293	13,082	13,082
		Warrants (14,331 equivalent units)		817	150
		Member Units (50,877 units)		2,900	490

				16,799	13,722

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
		Common Stock (1,500 shares)		1,080	14,570

Pegasus Research Group, LLC (Televerde)	Provider of Telemarketing and Data Services
		Member Units (460 units)(8)		1,290	8,030

PPL RVs, Inc.	Recreational Vehicle Dealer
		11.1% Secured Debt (Maturity—July 1, 2016)	9,710	9,710	9,710
		Common Stock (1,962 shares)		2,150	10,060

				11,860	19,770

Principle Environmental, LLC	Noise Abatement Service Provider
		12% Secured Debt (Maturity—April 30, 2017)	4,060	4,060	4,060
		12% Current / 2% PIK Secured Debt (Maturity—April 30, 2017)	3,327	3,327	3,327
		Preferred Member Units (19,631 units)(8)		4,663	4,600
		Warrants (1,036 equivalent units)		1,200	120

				13,250	12,107

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

March 31, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Quality Lease Service, LLC	Provider of Rigsite Accommodation Unit Rentals and Related Services
		8% PIK Secured Debt (Maturity—June 8, 2020)	6,664	6,664	6,664
		Member Units (1,000 units)		568	2,638

				7,232	9,302

River Aggregates, LLC	Processor of Construction Aggregates
		Zero Coupon Secured Debt (Maturity—June 30, 2018)	750	573	573
		Member Units (1,150 units)(8)		1,150	4,090
		Member Units (RA Properties, LLC) (1,500 units)		369	2,440

				2,092	7,103

SoftTouch Medical Holdings LLC	Home Provider of Pediatric Durable Medical Equipment
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—October 31, 2019)(9)	8,075	8,014	8,075
		Member Units (4,450 units)(8)		4,930	7,480

				12,944	15,555

The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
		9% Secured Debt (Maturity—October 2, 2018)	2,924	2,921	2,921
		Series A Preferred Units (2,500 units; 10% Cumulative)		2,500	690
		Warrants (1,424 equivalent units)		1,096	—
		Member Units (MPI Real Estate Holdings, LLC) (100% Fully diluted)(8)		2,300	2,300

				8,817	5,911

Travis Acquisition LLC	Manufacturer of Aluminum Trailers
		12% Secured Debt (Maturity—August 30, 2018)	3,398	3,360	3,398
		Member Units (7,282 units)		7,100	17,320

				10,460	20,718

Uvalco Supply, LLC	Farm and Ranch Supply Store
		9% Secured Debt (Maturity—January 1, 2019)	1,207	1,207	1,207
		Member Units (2,011 units)(8)		3,843	5,710

				5,050	6,917

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

March 31, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage
		13% Secured Debt (Maturity—December 23, 2016)	3,071	3,057	3,057
		Series A Preferred Stock (3,000,000 shares)		3,000	3,550
		Common Stock (1,126,242 shares)		3,706	211

				9,763	6,818

Ziegler's NYPD, LLC	Casual Restaurant Group
		6.5% Secured Debt (Maturity—October 1, 2019)	1,000	992	992
		12% Secured Debt (Maturity—October 1, 2019)	500	500	500
		14% Secured Debt (Maturity—October 1, 2019)	2,750	2,750	2,750
		Warrants (587 equivalent units)		600	150
		Preferred Member Units (10,072 units)		2,834	3,400

				7,676	7,792

Subtotal Control Investments (28.6% of total investments at fair value)				$361,823	$520,099

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

March 31, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Affiliate Investments(6)

AFG Capital Group, LLC	Provider of Rent-to-Own Financing Solutions and Services
		11% Secured Debt (Maturity—November 7, 2019)	$12,960	$12,629	$12,808
		Warrants (42 equivalent units)		259	530
		Member Units (186 units)		1,200	2,180

				14,088	15,518

Barfly Ventures, LLC(10)	Casual Restaurant Group
		12% Secured Debt (Maturity—August 31, 2020)	4,121	4,045	3,952
		Options (2 equivalent units)		397	470
		Warrant (1 equivalent unit)		473	240

				4,915	4,662

Boss Industries, LLC	Manufacturer and Distributor of Air, Power and Other Industrial Equipment
		Preferred Member Units (2,242 units)(8)		2,290	2,450

Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions Provider
		13% Secured Debt (Maturity—April 18, 2017)	7,000	6,910	7,000
		Warrants (22 equivalent shares)		200	1,380

				7,110	8,380

Buca C, LLC	Casual Restaurant Group
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—June 30, 2020)(9)	25,530	25,309	25,530
		Preferred Member Units (6 units; 6% cumulative)(8)		3,766	5,770

				29,075	31,300

CAI Software LLC	Provider of Specialized Enterprise Resource Planning Software
		12% Secured Debt (Maturity—October 10, 2019)	4,340	4,307	4,340
		Member Units (65,356 units)(8)		654	1,300

				4,961	5,640

CapFusion, LLC	Business Lender
		13% Secured Debt (Maturity—March 25, 2021)	9,600	8,302	8,302
		Warrants (1,600 equivalent units)		1,200	1,200

				9,502	9,502

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

March 31, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Chandler Signs Holdings, LLC(10)	Sign Manufacturer
		12% Secured Debt (Maturity—July 4, 2021)	4,500	4,456	4,456
		Class A Units (1,500,000 units)		1,500	1,500

				5,956	5,956

Condit Exhibits, LLC	Tradeshow Exhibits / Custom Displays Provider
		Member Units (3,936 units)(8)		100	1,010

Congruent Credit Opportunities Funds(12)(13)	Investment Partnership
		LP Interests (Congruent Credit Opportunities Fund II, LP) (Fully diluted 19.8%)(8)		5,778	1,649
		LP Interests (Congruent Credit Opportunities Fund III, LP) (Fully diluted 17.4%)(8)		12,020	11,903

				17,798	13,552

Daseke, Inc.	Specialty Transportation Provider
		12% Current / 2.5% PIK Secured Debt (Maturity—July 31, 2018)	21,388	21,156	21,388
		Common Stock (19,467 shares)		5,213	22,660

				26,369	44,048

Dos Rios Partners(12)(13)	Investment Partnership
		LP Interests (Dos Rios Partners, LP) (Fully diluted 20.2%)		4,174	2,582
		LP Interests (Dos Rios Partners—A, LP) (Fully diluted 6.4%)		1,325	988

				5,499	3,570

East Teak Fine Hardwoods, Inc.	Distributor of Hardwood Products
		Common Stock (6,250 shares)(8)		480	860

East West Copolymer & Rubber, LLC	Manufacturer of Synthetic Rubbers
		12% Secured Debt (Maturity—October 17, 2019)	9,600	9,470	9,470
		Warrants (2,510,790 equivalent units)		50	50

				9,520	9,520

EIG Traverse Co-Investment, L.P.(12)(13)	Investment Partnership
		LP Interests (Fully diluted 6.6%)(8)		9,805	9,805

Freeport Financial Funds(12)(13)	Investment Partnership
		LP Interests (Freeport Financial SBIC Fund LP) (Fully diluted 9.3%)(8)		5,974	5,768
		LP Interests (Freeport First Lien Loan Fund III LP) (Fully diluted 6.0%)(8)		3,564	3,564

				9,538	9,332

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

March 31, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Gault Financial, LLC (RMB Capital, LLC)	Purchases and Manages Liquidation of Distressed Assets
		10% Secured Debt (Maturity—November 21, 2016)	13,046	12,936	10,969
		Warrants (29,025 equivalent units)		400	—

				13,336	10,969

Glowpoint, Inc.	Provider of Cloud Managed Video Collaboration Services
		8% Secured Debt (Maturity—October 18, 2018)	400	397	397
		12% Secured Debt (Maturity—October 18, 2018)	9,000	8,934	8,640
		Common Stock (7,711,517 shares)		3,958	3,010

				13,289	12,047

Guerdon Modular Holdings, Inc.	Multi-Family and Commercial Modular Construction Company
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—August 13, 2019)(9)	960	946	946
		13% Secured Debt (Maturity—August 13, 2019)	10,400	10,300	10,300
		Common Stock (212,033 shares)		2,983	1,210

				14,229	12,456

Houston Plating and Coatings, LLC	Provider of Plating and Industrial Coating Services
		Member Units (248,082 units)(8)		996	6,080

I-45 SLF LLC(12)(13)	Investment Partnership
		Member units (Fully diluted 20.0%; 24.4% profits interest)(8)		9,200	9,036

Indianhead Pipeline Services, LLC	Provider of Pipeline Support Services
		12% Secured Debt (Maturity—February 6, 2017)	5,775	5,660	5,660
		Preferred Member Units (33,819 units; 8% cumulative)(8)		2,320	2,569
		Warrants (31,928 equivalent units)		459	—
		Member Units (14,732 units)		1	—

				8,440	8,229

KBK Industries, LLC	Manufacturer of Specialty Oilfield and Industrial Products
		12.5% Secured Debt (Maturity—September 28, 2017)	5,900	5,878	5,900
		Member Units (250 units)(8)		341	3,510

				6,219	9,410

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

March 31, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

L.F. Manufacturing Holdings, LLC(10)	Manufacturer of Fiberglass Products
		Member Units (2,179,001 units)(8)		2,019	1,670

MPS Denver, LLC	Specialty Card Printing
		Member Units (13,800 units)		1,130	840

OnAsset Intelligence, Inc.	Provider of Transportation Monitoring / Tracking Products and Services
		12% PIK Secured Debt (Maturity—December 31, 2015)(17)	4,129	4,129	4,129
		Preferred Stock (912 shares; 7% cumulative)		1,981	1,380
		Warrants (5,333 equivalent shares)		1,919	—

				8,029	5,509

OPI International Ltd.(13)	Provider of Man Camp and Industrial Storage Services
		10% Unsecured Debt (Maturity—April 8, 2018)	473	473	473
		Common Stock (20,766,317 shares)		1,371	3,200

				1,844	3,673

PCI Holding Company, Inc.	Manufacturer of Industrial Gas Generating Systems
		12% Secured Debt (Maturity—March 31, 2019)	13,000	12,870	12,870
		Preferred Stock (1,500,000 shares; 20% cumulative)(8)		2,904	4,090

				15,774	16,960

Radial Drilling Services Inc.	Oil and Gas Lateral Drilling Technology Provider
		12% Secured Debt (Maturity—November 22, 2016)(14)	4,200	3,946	1,505
		Warrants (316 equivalent shares)		758	—

				4,704	1,505

Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	Provider of Rigsite Accommodation Unit Rentals and Related Services
		12% Secured Debt (Maturity—January 8, 2018)(14)(18)	30,785	30,281	250
		Preferred Member Units (250 units)		2,500	—

				32,781	250

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

March 31, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Samba Holdings, Inc.	Provider of Intelligent Driver Record Monitoring Software and Services
		12.5% Secured Debt (Maturity—November 17, 2016)	23,762	23,684	23,762
		Common Stock (170,963 shares)		2,087	30,220

				25,771	53,982

Tin Roof Acquisition Company	Casual Restaurant Group
		12% Secured Debt (Maturity—November 13, 2018)	13,889	13,717	13,717
		Class C Preferred Stock (Fully diluted 10.0%; 10% cumulative)(8)		2,539	2,539

				16,256	16,256

UniTek Global Services, Inc.(11)	Provider of Outsourced Infrastructure Services
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—January 13, 2019)(9)	2,826	2,826	2,812
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50% / 1.00% PIK, Current Coupon Plus PIK 10.50%, Secured Debt (Maturity—January 13, 2019)(9)	1,264	1,264	1,258
		15% PIK Unsecured Debt (Maturity—July 13, 2019)	666	666	662
		Preferred Stock (4,935,377 shares)		4,935	5,800
		Common Stock (705,054 shares)		—	1,120

				9,691	11,652

Universal Wellhead Services Holdings, LLC(10)	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
		Class A Preferred Units (4,000,000 units; 4.5% cumulative)(8)		4,000	2,020

Volusion, LLC	Provider of Online Software-as-a-Service eCommerce Solutions
		10.5% Secured Debt (Maturity—January 26, 2020)	17,500	16,261	16,261
		Preferred Member Units (4,876,670 units)		14,000	14,000
		Warrants (950,618 equivalent units)		1,400	1,400

				31,661	31,661

Subtotal Affiliate Investments (21.4% of total investments at fair value)				$376,375	$389,310

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

March 31, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Non-Control/Non-Affiliate Investments(7)

AccuMED Corp.(10)	Medical Device Contract Manufacturer
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—October 29, 2020)(9)	$10,352	$10,255	$10,255

Adams Publishing Group, LLC(10)	Local Newspaper Operator
		LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity—November 3, 2020)(9)	9,263	9,097	9,089

Ahead, LLC(10)	IT Infrastructure Value Added Reseller
		LIBOR Plus 6.50%, Current Coupon 7.10%, Secured Debt (Maturity—November 2, 2020)	14,813	14,398	14,442

Allflex Holdings III Inc.(11)	Manufacturer of Livestock Identification Products
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—July 19, 2021)(9)	10,150	10,082	9,757

AM General LLC(11)	Specialty Vehicle Manufacturer
		LIBOR Plus 9.00% (Floor 1.25%), Current Coupon 10.25%, Secured Debt (Maturity—March 22, 2018)(9)	2,175	2,145	1,620

AM3 Pinnacle Corporation(10)	Provider of Comprehensive Internet, TV and Voice Services for Multi-Dwelling Unit Properties
		Common Stock (60,240 shares)		2,000	—

American Seafoods Group, LLC(11)	Catcher-Processor of Alaskan Pollock
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—August 19, 2021)(9)	9,875	9,864	9,616

AMF Bowling Centers, Inc.(11)	Bowling Alley Operator
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—September 18, 2021)(9)	7,887	7,786	7,769

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

March 31, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Anchor Hocking, LLC(11)	Household Products Manufacturer
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—June 4, 2018)(9)	2,294	2,294	2,128
		Member Units (440,620 units)		4,928	3,084

				7,222	5,212

AP Gaming I, LLC(10)	Developer, Manufacturer, and Operator of Gaming Machines
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity—December 20, 2020)(9)	11,314	11,116	10,522

Apex Linen Service, Inc.	Industrial Launderers
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—October 30, 2022)(9)	1,600	1,600	1,600
		13% Secured Debt (Maturity—October 30, 2022)	12,000	11,927	11,927

				13,527	13,527

Applied Products, Inc.(10)	Adhesives Distributor
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—September 30, 2019)(9)	4,684	4,642	4,565

Arcus Hunting LLC.(10)	Manufacturer of Bowhunting and Archery Products and Accessories
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—November 13, 2019)(9)	11,973	11,826	11,826

Artel, LLC(11)	Provider of Secure Satellite Network and IT Solutions
		LIBOR Plus 7.00% (Floor 1.25%), Current Coupon 8.25%, Secured Debt (Maturity—November 27, 2017)(9)	7,634	7,404	6,527

ATS Workholding, Inc.(10)	Manufacturer of Machine Cutting Tools and Accessories
		LIBOR Plus 7.50% (Floor 1.00%), Default Interest 2.00%, Current Coupon 10.50%, Secured Debt (Maturity—March 10, 2019)(9)	6,412	6,376	6,153

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

March 31, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

ATX Networks Corp.(11)(13)	Provider of Radio Frequency Management Equipment
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—June 14, 2021)(9)	14,888	14,620	14,739

Berry Aviation, Inc.(10)	Airline Charter Service Operator
		12.00% Current / 1.75% PIK Secured Debt (Maturity—January 30, 2020)	5,627	5,581	5,581
		Common Stock (553 shares)		400	490

				5,981	6,071

Bioventus LLC(10)	Production of Orthopedic Healing Products
		LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.00%, Secured Debt (Maturity—April 10, 2020)(9)	5,000	4,921	4,925

Blackbrush Oil and Gas LP(11)	Oil & Gas Exploration
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—July 30, 2021)(9)	4,000	3,976	3,097

Blackhawk Specialty Tools LLC(11)	Oilfield Equipment & Services
		LIBOR Plus 5.25% (Floor 1.25%), Current Coupon 6.50%, Secured Debt (Maturity—August 1, 2019)(9)	5,809	5,785	4,793

Blue Bird Body Company(11)	School Bus Manufacturer
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—June 26, 2020)(9)	2,632	2,602	2,607

Bluestem Brands, Inc.(11)(13)	Multi-Channel Retailer of General Merchandise
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—November 6, 2020)(9)	13,444	13,193	11,915

Brainworks Software, LLC(10)	Advertising Sales and Newspaper Circulation Software
		Prime Plus 7.25% (Floor 3.25%), Current Coupon 10.75%, Secured Debt (Maturity—July 22, 2019)(9)	626	620	620
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity—July 22, 2019)(9)	6,146	6,091	6,012

				6,711	6,632

Brightwood Capital Fund III, LP(12)(13)	Investment Partnership
		LP Interests (Fully diluted 1.6%)(8)		11,250	10,988

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

March 31, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Brundage-Bone Concrete Pumping, Inc.(11)	Construction Services Provider
		10.375% Secured Debt (Maturity—September 1, 2021)	3,000	2,983	3,000

Calloway Laboratories, Inc.(10)	Health Care Testing Facilities
		17% PIK Secured Debt (Maturity—September 30, 2016)(14)	7,324	7,275	—
		Warrants (125,000 equivalent shares)		17	—

				7,292	—

Cengage Learning Acquisitions, Inc.(11)	Provider of Educational Print and Digital Services
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—March 31, 2020)(9)	3,214	3,199	3,206

Cenveo Corporation(11)	Provider of Commercial Printing, Envelopes, Labels, and Printed Office Products
		6% Secured Debt (Maturity—August 1, 2019)	5,230	4,330	3,805

CGSC of Delaware Holdings Corp.(11)(13)	Insurance Brokerage Firm
		LIBOR Plus 7.00% (Floor 1.25%), Current Coupon 8.25%, Secured Debt (Maturity—October 16, 2020)(9)	2,000	1,979	1,987

Charlotte Russe, Inc(11)	Fast-Fashion Retailer to Young Women
		LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.75%, Secured Debt (Maturity—May 22, 2019)(9)	14,346	14,083	7,704

Clarius ASIG, LLC(10)	Prints & Advertising Film Financing
		15% PIK Secured Debt (Maturity—September 14, 2014)(17)	488	488	488

Clarius BIGS, LLC(10)	Prints & Advertising Film Financing
		15% PIK Secured Debt (Maturity—January 5, 2015)(14)(17)	3,317	3,317	398

Compact Power Equipment, Inc.	Equipment / Tool Rental
		12% Secured Debt (Maturity—October 1, 2017)	4,100	4,091	4,100
		Series A Preferred Stock (4,298,435 shares)		1,079	3,130

				5,170	7,230

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

March 31, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Compuware Corporation(11)	Provider of Software and Supporting Services
		LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity—December 15, 2019)(9)	14,367	14,040	13,914

Covenant Surgical Partners, Inc.(11)	Ambulatory Surgical Centers
		8.75% Secured Debt (Maturity—August 1, 2019)	800	800	768

CRGT Inc.(11)	Provider of Custom Software Development
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—December 19, 2020)(9)	7,595	7,480	7,576

CST Industries Inc.(11)	Storage Tank Manufacturer
		LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 7.75%, Secured Debt (Maturity—May 22, 2017)(9)	7,784	7,760	7,726

Darr Equipment LP(10)	Heavy Equipment Dealer
		11.75% Current / 2% PIK Secured Debt (Maturity -April 15, 2020)	20,811	20,305	19,815
		Warrants (915,734 equivalent units)		474	180

				20,779	19,995

Digital River, Inc.(11)	Provider of Outsourced e-Commerce Solutions and Services
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—February 12, 2021)(9)	10,184	10,080	9,993

Drilling Info Holdings, Inc.	Information Services for the Oil and Gas Industry
		Common Stock (3,788,865 shares)		1,335	10,400

ECP-PF Holdings Group, Inc.(10)	Fitness Club Operator
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—November 26, 2019)(9)	5,625	5,582	5,495

EIG Fund Investments(12)(13)	Investment Partnership
		LP Interests (EIG Global Private Debt fund-A, L.P.) (Fully diluted 0.5%)		2,780	2,780

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

March 31, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

EnCap Energy Fund Investments(12)(13)	Investment Partnership
		LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%)(8)		3,855	1,933
		LP Interests (EnCap Energy Capital Fund VIII Co-Investors, L.P.) (Fully diluted 0.4%)		2,214	810
		LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)(8)		2,960	2,677
		LP Interests (Encap Energy Capital Fund X, L.P.) (Fully diluted 0.1%)		1,070	1,070
		LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)(8)		6,638	7,493
		LP Interests (EnCap Flatrock Midstream Fund III, L.P.) (Fully diluted 0.2%)(8)		1,018	1,040

				17,755	15,023

Energy and Exploration Partners, LLC(11)	Oil & Gas Exploration & Production
		LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.00%, Secured Debt (Maturity—September 7, 2016)(9)(14)	1,132	1,106	1,129
		LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity—January 22, 2019)(9)(14)	18,390	9,948	2,176

				11,054	3,305

Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft)(11)(13)	Technology-based Performance Support Solutions
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity—April 28, 2022)(9)	7,000	6,842	3,325

Extreme Reach, Inc.(11)	Integrated TV and Video Advertising Platform
		LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity—February 7, 2020)(9)	8,285	8,277	8,271

Flavors Holdings Inc.(11)	Global Provider of Flavoring and Sweetening Products and Solutions
		LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity—April 3, 2020)(9)	13,011	12,532	11,710

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

March 31, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Fram Group Holdings, Inc.(11)	Manufacturer of Automotive Maintenance Products
		LIBOR Plus 5.50% (Floor 1.50%), Current Coupon 7.00%, Secured Debt (Maturity—July 29, 2017)(9)	9,267	9,181	8,556
		LIBOR Plus 9.50% (Floor 1.50%), Current Coupon 11.00%, Secured Debt (Maturity—January 29, 2018)(9)	700	699	485

				9,880	9,041

GI KBS Merger Sub LLC(11)	Outsourced Janitorial Services to Retail/Grocery Customers
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—October 29, 2021)(9)	3,950	3,894	3,743
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—April 29, 2022)(9)	800	786	760

				4,680	4,503

Grace Hill, LLC(10)	Online Training Tools for the Multi-Family Housing Industry
		Prime Plus 5.25% (Floor 1.00%), Current Coupon 8.75%, Secured Debt (Maturity—August 15, 2019)(9)	332	317	332
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—August 15, 2019)(9)	11,609	11,510	11,609

				11,827	11,941

Great Circle Family Foods, LLC(10)	Quick Service Restaurant Franchise
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—October 28, 2019)(9)	7,799	7,737	7,737

Grupo Hima San Pablo, Inc.(11)	Tertiary Care Hospitals
		LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 8.50%, Secured Debt (Maturity—January 31, 2018)(9)	4,850	4,809	4,607
		13.75% Secured Debt (Maturity—July 31, 2018)	2,000	1,947	1,840

				6,756	6,447

GST Autoleather, Inc.(11)	Automotive Leather Manufacturer
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—July 10, 2020)(9)	9,850	9,776	9,505

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

March 31, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Guitar Center, Inc.(11)	Musical Instruments Retailer
		6.5% Secured Debt (Maturity—April 15, 2019)	12,250	11,532	11,025

Halcon Resources Corporation(11)	Oil & Gas Exploration & Production
		9.75% Unsecured Debt (Maturity—July 15, 2020)	6,925	6,394	1,229

Hojeij Branded Foods, LLC(10)	Multi-Airport, Multi-Concept Restaurant Operator
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—July 27, 2021)(9)	5,459	5,412	5,412

Horizon Global Corporation(11)	Auto Parts Manufacturer
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—June 30, 2021)(9)	9,625	9,452	9,264

Hostway Corporation(11)	Managed Services and Hosting Provider
		LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity—December 13, 2019)(9)	11,028	10,961	10,918

Hunter Defense Technologies, Inc.(11)	Provider of Military and Commercial Shelters and Systems
		LIBOR Plus 6.50% (Floor 1.50%), Current Coupon 8.00%, Secured Debt (Maturity—August 5, 2019)(9)	6,414	6,369	5,292

Hygea Holdings, Corp.(10)	Provider of Physician Services
		LIBOR Plus 9.25%, Current Coupon 9.87%, Secured Debt (Maturity—February 24, 2019)	8,000	7,352	7,352
		Warrants (4,880,735 equivalent shares)		369	369

				7,721	7,721

ICON Health & Fitness, Inc.(11)	Producer of Fitness Products
		11.875% Secured Debt (Maturity—October 15, 2016)	7,956	7,842	7,200

iEnergizer Limited(11)(13)	Provider of Business Outsourcing Solutions
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity—May 1, 2019)(9)	7,816	7,744	6,839

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

March 31, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Indivior Finance LLC(11)(13)	Specialty Pharmaceutical Company Treating Opioid Dependence
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—December 19, 2019)(9)	7,031	6,689	6,703

Industrial Container Services, LLC(10)	Steel Drum Reconditioner
		LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity—December 31, 2018)(9)	4,987	4,987	4,987

Infinity Acquisition Finance Corp.(11)	Application Software for Capital Markets
		7.25% Unsecured Debt (Maturity—August 1, 2022)	4,000	4,000	3,440

Inn of the Mountain Gods Resort and Casino(11)	Hotel & Casino Owner & Operator
		9.25% Secured Debt (Maturity—November 30, 2020)	3,851	3,714	3,562

Insurance Technologies, LLC(10)	Illustration and Sales-automation Platforms
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—December 1, 2019)(9)	4,739	4,697	4,697

Intertain Group Limited(11)(13)	Business-to-Consumer Online Gaming Operator
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—April 8, 2022)(9)	7,938	7,817	7,859

iPayment, Inc.(11)	Provider of Merchant Acquisition
		LIBOR Plus 5.25% (Floor 1.50%), Current Coupon 6.75%, Secured Debt (Maturity—May 8, 2017)(9)	15,026	14,993	14,359

iQor US Inc.(11)	Business Process Outsourcing Services Provider
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—April 1, 2021)(9)	9,862	9,700	8,087

irth Solutions, LLC	Provider of Damage Prevention Information Technology Services
		Member Units (27,893 units)		1,441	1,520

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

March 31, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Jackmont Hospitality, Inc.(10)	Franchisee of Casual Dining Restaurants
		LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25% / 2.50% PIK, Current Coupon Plus PIK 7.75%, Secured Debt (Maturity—May 26, 2021)(9)	4,431	4,412	4,263

Joerns Healthcare, LLC(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—May 9, 2020)(9)	14,805	14,716	14,675

JSS Holdings, Inc.(11)	Aircraft Maintenance Program Provider
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—August 31, 2021)(9)	14,381	14,062	13,662

Kendra Scott, LLC(11)	Jewelry Retail Stores
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—July 17, 2020)(9)	5,801	5,750	5,786

Keypoint Government Solutions, Inc.(11)	Provider of Pre-Employment Screening Services
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity—November 13, 2017)(9)	6,092	6,062	6,061

LaMi Products, LLC(10)	General Merchandise Distribution
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—September 16, 2020)(9)	10,735	10,645	10,735

Lansing Trade Group LLC(11)	Commodity Merchandiser
		9.25% Unsecured Debt (Maturity—February 15, 2019)	6,000	6,000	5,670

Larchmont Resources, LLC(11)	Oil & Gas Exploration & Production
		LIBOR Plus 8.75% (Floor 1.00%), Current Coupon 9.75%, Secured Debt (Maturity—August 7, 2019)(9)	7,784	7,503	3,581

Leadrock Properties, LLC	Real Estate Investment
		10% Secured Debt (Maturity—May 4, 2026)	1,440	1,416	1,416

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

March 31, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Legendary Pictures Funding, LLC(10)	Producer of TV, Film, and Comic Content
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—April 22, 2020)(9)	7,500	7,378	7,369

LKCM Headwater Investments I, L.P.(12)(13)	Investment Partnership
		LP Interests (Fully diluted 2.3%)		2,500	4,065

Looking Glass Investments, LLC(12)(13)	Specialty Consumer Finance
		9% Unsecured Debt (Maturity—June 30, 2020)	188	188	188
		Member Units (2.5 units)		125	125
		Member Units (LGI Predictive Analytics LLC) (190,712 units)(8)		188	188

				501	501

MediMedia USA, Inc.(11)	Provider of Healthcare Media and Marketing
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity—November 20, 2018)(9)	7,772	7,719	7,597

Messenger, LLC(10)	Supplier of Specialty Stationery and Related Products to the Funeral Industry
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—September 9, 2020)(9)	15,583	15,487	15,497

Milk Specialties Company(11)	Processor of Nutrition Products
		LIBOR Plus 7.00% (Floor 1.25%), Current Coupon 8.25%, Secured Debt (Maturity—November 9, 2018)(9)	730	727	731

Minute Key, Inc.	Operator of Automated Key Duplication Kiosks
		10% Current / 2% PIK Secured Debt (Maturity—September 19, 2019)	15,462	15,102	15,102
		Warrants (1,437,409 equivalent units)		280	280

				15,382	15,382

Mood Media Corporation(11)(13)	Provider of Electronic Equipment
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—May 1, 2019)(9)	14,919	14,798	13,970

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

March 31, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

New Media Holdings II LLC(11)(13)	Local Newspaper Operator
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—June 4, 2020)(9)	14,763	14,481	14,441

North American Lifting Holdings, Inc.(11)	Crane Service Provider
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity—November 27, 2020)(9)	2,086	1,655	1,544

North Atlantic Trading Company, Inc.(11)	Marketer/Distributor of Tobacco Products
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity—January 13, 2020)(9)	9,475	9,412	9,380

Novitex Intermediate, LLC(11)	Provider of Document Management Services
		LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity—July 7, 2020)(9)	8,637	8,487	7,859

Ospemifene Royalty Sub LLC (QuatRx)(10)	Estrogen-Deficiency Drug Manufacturer and Distributor
		11.5% Secured Debt (Maturity—November 15, 2026)(14)	5,071	5,071	3,324

Panolam Industries International, Inc.(11)	Decorative Laminate Manufacturer
		LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity—August 23, 2017)(9)	9,330	9,294	9,237

Paris Presents Incorporated(11)	Branded Cosmetic and Bath Accessories
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity—December 31, 2021)(9)	2,000	1,966	1,960

Parq Holdings Limited Partnership(11)(13)	Hotel & Casino Operator
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—December 17, 2020)(9)	7,500	7,374	7,144

Permian Holdings, Inc.(11)	Storage Tank Manufacturer
		10.5% Secured Debt (Maturity—January 15, 2018)	2,755	2,740	964

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

March 31, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Pernix Therapeutics Holdings, Inc.(10)	Pharmaceutical Royalty
		12% Secured Debt (Maturity—August 1, 2020)	3,547	3,547	3,321

Pike Corporation(11)	Construction and Maintenance Services for Electric Transmission and Distribution Infrastructure
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—June 22, 2022)(9)	14,000	13,694	13,883

Point.360(10)	Fully Integrated Provider of Digital Media Services
		Warrants (65,463 equivalent shares)		69	—
		Common Stock (163,658 shares)		273	105

				342	105

Prowler Acquisition Corp.(11)	Specialty Distributor to the Energy Sector
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity—January 28, 2020)(9)	6,578	5,368	4,604

PT Network, LLC(10)	Provider of Outpatient Physical Therapy and Sports Medicine Services
		LIBOR Plus 7.75% (Floor 1.00%), Current Coupon 8.75%, Secured Debt (Maturity—June 30, 2016)(9)	1,095	1,095	1,095
		LIBOR Plus 7.75% (Floor 1.50%), Current Coupon 9.25%, Secured Debt (Maturity—November 1, 2018)(9)	11,986	11,902	11,863

				12,997	12,958

QBS Parent, Inc.(11)	Provider of Software and Services to the Oil & Gas Industry
		LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 5.75%, Secured Debt (Maturity—August 7, 2021)(9)	11,360	11,277	11,246

Raley's(11)	Family-owned supermarket chain in California
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—May 18, 2022)(9)	5,029	4,937	5,016

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

March 31, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

RCHP, Inc.(11)	Regional Non-Urban Hospital Owner/Operator
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—April 23, 2019)(9)	5,448	5,427	5,427
		LIBOR Plus 10.25% (Floor 1.00%), Current Coupon 11.25%, Secured Debt (Maturity—October 23, 2019)(9)	4,000	3,956	4,040

				9,383	9,467

Renaissance Learning, Inc.(11)	Technology-based K-12 Learning Solutions
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—April 11, 2022)(9)	3,000	2,976	2,678

RGL Reservoir Operations Inc.(11)(13)	Oil & Gas Equipment and Services
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—August 13, 2021)(9)	3,940	3,845	1,005

RLJ Entertainment, Inc.(10)	Movie and TV Programming Licensee and Distributor
		LIBOR Plus 8.75% (Floor 0.25%), Current Coupon 9.37%, Secured Debt (Maturity—September 11, 2019)(9)	9,253	9,253	9,103

RM Bidder, LLC(10)	Acquisition Vehicle
		Warrants (327,532 equivalent units)		425	300
		Member Units (2,779 units)		46	44

				471	344

SAExploration, Inc.(10)(13)	Geophysical Services Provider
		Common Stock (6,472 shares)		65	27

Sage Automotive Interiors, Inc(11)	Automotive Textiles Manufacturer
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity—October 8, 2021)(9)	3,000	2,975	2,970

Salient Partners L.P.(11)	Provider of Asset Management Services
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—June 9, 2021)(9)	7,369	7,238	7,148

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

March 31, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Sotera Defense Solutions, Inc.(11)	Defense Industry Intelligence Services
		LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.00%, Secured Debt (Maturity—April 21, 2017)(9)	10,082	9,891	9,326

Stardust Finance Holdings, Inc.(11)	Manufacturer of Diversified Building Products
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—March 13, 2022)(9)	12,375	12,213	12,282

Subsea Global Solutions, LLC(10)	Underwater Maintenance and Repair Services
		LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.50%, Secured Debt (Maturity—March 17, 2020)(9)	5,533	5,484	5,410

Synagro Infrastructure Company, Inc(11)	Waste Management Services
		LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity—August 22, 2020)(9)	4,714	4,650	3,830

Targus International, LLC(11)	Distributor of Protective Cases for Mobile Devices
		15% PIK Secured Debt (Maturity—December 31, 2019)	1,019	1,019	1,019
		Common Stock (Targus Cayman HoldCo Limited) (249,614 shares)(13)		2,555	2,555

				3,574	3,574

TeleGuam Holdings, LLC(11)	Cable and Telecom Services Provider
		LIBOR Plus 4.00% (Floor 1.25%), Current Coupon 5.25%, Secured Debt (Maturity—December 10, 2018)(9)	7,931	7,919	7,872
		LIBOR Plus 7.50% (Floor 1.25%), Current Coupon 8.75%, Secured Debt (Maturity—June 10, 2019)(9)	10,500	10,425	10,420

				18,344	18,292

Templar Energy LLC(11)	Oil & Gas Exploration & Production
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—November 25, 2020)(9)	4,000	3,962	450

The Tennis Channel, Inc.(10)	Television-Based Sports Broadcasting
		Warrants (114,316 equivalent shares)		235	—

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

March 31, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

The Topps Company, Inc.(11)	Trading Cards & Confectionary
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity—October 2, 2018)(9)	1,955	1,944	1,921

TOMS Shoes, LLC(11)	Global Designer, Distributor, and Retailer of Casual Footwear
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—October 30, 2020)(9)	4,963	4,563	3,269

Travel Leaders Group, LLC(11)	Travel Agency Network Provider
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—December 7, 2020)(9)	9,479	9,409	9,443

UniRush, LLC	Provider of Prepaid Debit Card Solutions
		12% Secured Debt (Maturity—February 1, 2019)	12,000	10,690	10,690
		Warrants (444,725 equivalent units)		1,250	1,250

				11,940	11,940

US Joiner Holding Company(11)	Marine Interior Design and Installation
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—April 16, 2020)(9)	10,208	10,132	10,055

Valley Healthcare Group, LLC	Provider of Durable Medical Equipment
		LIBOR Plus 12.50% (Floor 0.50%), Current Coupon 13.00%, Secured Debt (Maturity—December 29, 2020)(9)	10,400	10,301	10,301

Virtex Enterprises, LP(10)	Specialty, Full-Service Provider of Complex Electronic Manufacturing Services
		12% Secured Debt (Maturity—December 27, 2018)	1,667	1,526	1,526
		Preferred Class A Units (14 units; 5% cumulative)(8)		333	553
		Warrants (11 equivalent units)		185	167

				2,044	2,246

Vision Solutions, Inc.(11)	Provider of Information Availability Software
		LIBOR Plus 8.00% (Floor 1.50%), Current Coupon 9.50%, Secured Debt (Maturity—July 23, 2017)(9)	5,000	4,989	4,625

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

March 31, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Vivid Seats LLC(11)	Provider of Online Secondary Ticket Marketplace
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—March 1, 2020)(9)	10,000	9,307	9,363

Western Dental Services, Inc.(11)	Dental Care Services
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—November 1, 2018)(9)	4,904	4,901	4,438

Wilton Brands LLC(11)	Specialty Housewares Retailer
		LIBOR Plus 7.25% (Floor 1.25%), Current Coupon 8.50%, Secured Debt (Maturity—August 30, 2018)(9)	1,490	1,476	1,363

Worley Claims Services, LLC(10)	Insurance Adjustment Management and Services Provider
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity—October 31, 2020)(9)	6,419	6,367	6,196

YP Holdings LLC(11)	Online and Offline Advertising Operator
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity—June 4, 2018)(9)	4,455	4,359	4,165

Zilliant Incorporated	Price Optimization and Margin Management Solutions
		Preferred Stock (186,777 shares)		154	260
		Warrants (952,500 equivalent shares)		1,071	1,190

				1,225	1,450

Subtotal Non-Control/Non-Affiliate Investments (49.9% of total investments at fair value)				$974,053	$908,662

Total Portfolio Investments, March 31, 2016				$1,712,251	$1,818,071

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

March 31, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Marketable Securities and Idle Funds Investments

Other Marketable Securities and Idle Funds Investments(13)(15)	Investments in Marketable Securities and Diversified, Registered Bond Funds

0	0			$1,778	$1,519

Subtotal Marketable Securities and Idle Funds Investments (0.1% of total investments at fair value)				$1,778	$1,519

Total Investments, March 31, 2016				$1,714,029	$1,819,590

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments

December 31, 2015

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Control Investments(5)

Access Media Holdings, LLC(10)	Private Cable Operator
		5.00% Current / 5.00% PIK Secured Debt (Maturity—July 22, 2020)	$21,554	$21,554	$20,380
		Preferred Member Units (4,500,000 units; 12% cumulative)		4,394	2,000
		Member Units (45 units)		1	—

				25,949	22,380

AmeriTech College, LLC	For-Profit Nursing and Healthcare College
		10% Secured Debt (Maturity—May 15, 2016)	514	514	514
		10% Secured Debt (Maturity—November 30, 2019)	489	489	489
		10% Secured Debt (Maturity—January 31, 2020)	3,025	3,025	3,025
		Preferred Member Units (294 units; 5%)(8)		2,291	2,291

				6,319	6,319

ASC Interests, LLC	Recreational and Educational Shooting Facility
		11% Secured Debt (Maturity—July 31, 2018)	2,500	2,470	2,500
		Member Units (1,500 units)(8)		1,500	2,230

				3,970	4,730

Bond-Coat, Inc.	Casing and Tubing Coating Services
		12% Secured Debt (Maturity—December 28, 2017)	11,596	11,521	11,596
		Common Stock (57,508 shares)		6,350	9,140

				17,871	20,736

Café Brazil, LLC	Casual Restaurant Group
		Member Units (1,233 units)(8)		1,742	7,330

CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units (416 units)(8)		1,300	42,120

CMS Minerals LLC	Oil & Gas Exploration & Production
		Preferred Member Units (458 units)(8)		2,967	6,914

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

December 31, 2015

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Datacom, LLC	Technology and Telecommunications Provider
		10.5% Secured Debt (Maturity—May 31, 2019)	11,205	11,122	10,970
		Class A Preferred Member Units (15% cumulative)(8)		1,181	1,181
		Class B Preferred Member Units (6,453 units)		6,030	5,079

				18,333	17,230

Garreco, LLC	Manufacturer and Supplier of Dental Products
		14% Secured Debt (Maturity—January 12, 2018)	5,800	5,739	5,739
		Member Units (1,200 units)		1,200	1,270

				6,939	7,009

GRT Rubber Technologies LLC	Manufacturer of Engineered Rubber Products
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—December 19, 2019)(9)	16,122	15,988	15,988
		Member Units (5,879 units)		13,065	15,580

				29,053	31,568

Gulf Manufacturing, LLC	Manufacturer of Specialty Fabricated Industrial Piping Products
		9% PIK Secured Debt (Ashland Capital IX, LLC) (Maturity—June 30, 2017)	777	777	777
		Member Units (438 units)(8)		2,980	13,770

				3,757	14,547

Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
		9% Secured Debt (Maturity—January 8, 2016)	5,010	5,010	5,010
		Preferred Stock (8% cumulative)(8)		1,361	1,361
		Common Stock (107,456 shares)		718	2,600

				7,089	8,971

Hawthorne Customs and Dispatch Services, LLC	Facilitator of Import Logistics, Brokerage, and Warehousing
		Member Units (500 units)(8)		589	460
		Member Units (Wallisville Real Estate, LLC) (588,210 units)(8)		1,215	2,220

				1,804	2,680

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

December 31, 2015

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

HW Temps LLC	Temporary Staffing Solutions
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity July 2, 2020)(9)	9,976	9,884	9,884
		Preferred Member Units (3,200 units)(8)		3,942	3,942

				13,826	13,826

Hydratec, Inc.	Designer and Installer of Micro-Irrigation Systems
		Common Stock (7,095 shares)(8)		7,095	14,950

IDX Broker, LLC	Provider of Marketing and CRM Tools for the Real Estate Industry
		12.5% Secured Debt (Maturity—November 15, 2018)	11,350	11,281	11,350
		Member Units (5,400 units)		5,606	6,440

				16,887	17,790

Indianapolis Aviation Partners, LLC	Fixed Base Operator
		15% Secured Debt (Maturity—January 15, 2016)	3,100	3,095	3,100
		Warrants (1,046 equivalent units)		1,129	2,540

				4,224	5,640

Jensen Jewelers of Idaho, LLC	Retail Jewelry Store
		Prime Plus 6.75% (Floor 2.00%), Current Coupon 10.25%, Secured Debt (Maturity—November 14, 2016)(9)	4,055	4,028	4,055
		Member Units (627 units)(8)		811	4,750

				4,839	8,805

Lamb's Venture, LLC	Aftermarket Automotive Services Chain
		11% Secured Debt (Maturity—May 31, 2018)	7,962	7,961	7,962
		Preferred Equity (non-voting)		328	328
		Member Units (742 units)		5,273	4,690
		9.5% Secured Debt (Lamb's Real Estate Investment I, LLC) (Maturity—October 1, 2025)	919	919	919
		Member Units (Lamb's Real Estate Investment I, LLC) (1,000 units)(8)		625	1,240

				15,106	15,139

Lighting Unlimited, LLC	Commercial and Residential Lighting Products and Design Services
		8% Secured Debt (Maturity—August 22, 2016)	1,514	1,514	1,514
		Preferred Equity (non-voting)		434	430
		Warrants (71 equivalent units)		54	40
		Member Units (700 units)(8)		100	350

				2,102	2,334

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

December 31, 2015

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Marine Shelters Holdings, LLC (LoneStar Marine Shelters)	Fabricator of Marine and Industrial Shelters
		12% PIK Secured Debt (Maturity—December 28, 2017)	9,053	8,967	8,870
		Preferred Member Units (3,810 units)		5,352	4,881

				14,319	13,751

MH Corbin Holding LLC	Manufacturer and distributor of traffic safety products
		10% Secured Debt (Maturity—August 31, 2020)	14,000	13,869	13,869
		Preferred Member Units (4,000 shares)		6,000	6,000

				19,869	19,869

Mid-Columbia Lumber Products, LLC	Manufacturer of Finger-Jointed Lumber Products
		10% Secured Debt (Maturity—December 18, 2017)	1,750	1,750	1,750
		12% Secured Debt (Maturity—December 18, 2017)	3,900	3,900	3,900
		Member Units (2,829 units)		1,244	2,580
		9.5% Secured Debt (Mid-Columbia Real Estate, LLC) (Maturity—May 13, 2025)	881	881	881
		Member Units (Mid-Columbia Real Estate, LLC) (250 units)(8)		250	550

				8,025	9,661

MSC Adviser I, LLC(16)	Third Party Investment Advisory Services
		Member Units (Fully diluted 100.0%)(8)		—	27,272

Mystic Logistics Holdings, LLC	Logistics and Distribution Services Provider for Large Volume Mailers
		12% Secured Debt (Maturity—August 15, 2019)	9,448	9,282	9,448
		Common Stock (5,873 shares)(8)		2,720	5,970

				12,002	15,418

NAPCO Precast, LLC	Precast Concrete Manufacturing
		Prime Plus 2.00% (Floor 7.00%), Current Coupon 9.00%, Secured Debt (Maturity—January 31, 2016)(9)	625	625	625
		Prime Plus 2.00% (Floor 7.00%), Current Coupon 9.00%, Secured Debt (Maturity—February 1, 2016)(9)	3,380	3,379	3,380
		18% Secured Debt (Maturity—February 1, 2016)	4,924	4,923	4,924
		Member Units (2,955 units)(8)		2,975	8,590

				11,902	17,519

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

December 31, 2015

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

NRI Clinical Research, LLC	Clinical Research Service Provider
		14% Secured Debt (Maturity—September 8, 2017)	4,617	4,539	4,539
		Warrants (251,723 equivalent units)		252	340
		Member Units (1,454,167 units)		765	1,342

				5,556	6,221

NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		12% Secured Debt (Maturity—December 22, 2016)	13,224	12,948	12,948
		Warrants (14,331 equivalent units)		817	450
		Member Units (50,877 units)		2,900	1,480

				16,665	14,878

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
		Common Stock (1,500 shares)		1,080	13,640

Pegasus Research Group, LLC (Televerde)	Provider of Telemarketing and Data Services
		Member Units (460 units)(8)		1,290	6,840

PPL RVs, Inc.	Recreational Vehicle Dealer
		11.1% Secured Debt (Maturity—July 1, 2016)	9,710	9,710	9,710
		Common Stock (1,962 shares)		2,150	9,770

				11,860	19,480

Principle Environmental, LLC	Noise Abatement Service Provider
		12% Secured Debt (Maturity—April 30, 2017)	4,060	4,039	4,060
		12% Current / 2% PIK Secured Debt (Maturity—April 30, 2017)	3,310	3,309	3,310
		Preferred Member Units (19,631 units)(8)		4,663	6,060
		Warrants (1,036 equivalent units)		1,200	310

				13,211	13,740

Quality Lease Service, LLC	Provider of Rigsite Accommodation Unit Rentals and Related Services
		8% PIK Secured Debt (Maturity—June 8, 2020)	6,538	6,538	6,538
		Member Units (1,000 units)		568	2,638

				7,106	9,176

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

December 31, 2015

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

River Aggregates, LLC	Processor of Construction Aggregates
		Zero Coupon Secured Debt (Maturity—June 30, 2018)	750	556	556
		Member Units (1,150 units)(8)		1,150	3,830
		Member Units (RA Properties, LLC) (1,500 units)		369	2,360

				2,075	6,746

SoftTouch Medical Holdings LLC	Home Provider of Pediatric Durable Medical Equipment
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—October 31, 2019)(9)	8,075	8,010	8,010
		Member Units (4,450 units)(8)		4,930	5,710

				12,940	13,720

Southern RV, LLC	Recreational Vehicle Dealer
		13% Secured Debt (Maturity—August 8, 2018)	11,400	11,296	11,400
		Member Units (1,680 units)(8)		1,680	15,100
		13% Secured Debt (Southern RV Real Estate, LLC) (Maturity—August 8, 2018)	3,250	3,220	3,250
		Member Units (Southern RV Real Estate, LLC) (480 units)		480	1,200

				16,676	30,950

The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
		9% Secured Debt (Maturity—October 2, 2018)	2,924	2,921	2,921
		Series A Preferred Units (2,500 units; 10% Cumulative)		2,500	690
		Warrants (1,424 equivalent units)		1,096	—
		Member Units (MPI Real Estate Holdings, LLC) (100% Fully diluted)(8)		2,300	2,230

				8,817	5,841

Travis Acquisition LLC	Manufacturer of Aluminum Trailers
		12% Secured Debt (Maturity—August 30, 2018)	3,513	3,471	3,513
		Member Units (7,282 units)		7,100	14,480

				10,571	17,993

Uvalco Supply, LLC	Farm and Ranch Supply Store
		9% Secured Debt (Maturity—January 1, 2019)	1,314	1,314	1,314
		Member Units (2,011 units)(8)		3,843	5,460

				5,157	6,774

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

December 31, 2015

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage
		13% Secured Debt (Maturity—December 23, 2016)	3,071	3,052	3,052
		Series A Preferred Stock (3,000,000 shares)		3,000	3,550
		Common Stock (1,126,242 shares)		3,706	210

				9,758	6,812

Ziegler's NYPD, LLC	Casual Restaurant Group
		6.5% Secured Debt (Maturity—October 1, 2019)	1,000	992	992
		12% Secured Debt (Maturity—October 1, 2019)	500	500	500
		14% Secured Debt (Maturity—October 1, 2019)	2,750	2,750	2,750
		Warrants (587 equivalent units)		600	50
		Preferred Member Units (10,072 units)		2,834	3,400

				7,676	7,692

Subtotal Control Investments (30.8% of total investments at fair value)				$387,727	$555,011

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

December 31, 2015

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Affiliate Investments(6)

AFG Capital Group, LLC	Provider of Rent-to-Own Financing Solutions and Services
		11% Secured Debt (Maturity—November 7, 2019)	$12,960	$12,611	$12,790
		Warrants (42 equivalent units)		259	490
		Member Units (186 units)		1,200	2,020

				14,070	15,300

Boss Industries, LLC	Manufacturer and Distributor of Air, Power and Other Industrial Equipment
		Preferred Member Units (2,242 units)(8)		2,246	2,586

Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions Provider
		13% Secured Debt (Maturity—April 18, 2017)	7,000	6,890	6,890
		Warrants (22 equivalent shares)		200	1,300

				7,090	8,190

Buca C, LLC	Casual Restaurant Group
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—June 30, 2020)(9)	25,530	25,299	25,299
		Preferred Member Units (6 units; 6% cumulative)(8)		3,711	3,711

				29,010	29,010

CAI Software LLC	Provider of Specialized Enterprise Resource Planning Software
		12% Secured Debt (Maturity—October 10, 2019)	4,661	4,624	4,661
		Member Units (65,356 units)		654	1,000

				5,278	5,661

Condit Exhibits, LLC	Tradeshow Exhibits /Custom Displays Provider
		Member Units (3,936 units)(8)		100	1,010

Congruent Credit Opportunities Funds(12)(13)	Investment Partnership
		LP Interests (Congruent Credit Opportunities Fund II, LP) (Fully diluted 19.8%)(8)		6,612	2,834
		LP Interests (Congruent Credit Opportunities Fund III, LP) (Fully diluted 17.4%)(8)		12,020	12,024

				18,632	14,858

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

December 31, 2015

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Daseke, Inc.	Specialty Transportation Provider
		12% Current / 2.5% PIK Secured Debt (Maturity—July 31, 2018)	21,253	21,003	21,253
		Common Stock (19,467 shares)		5,213	22,660

				26,216	43,913

Dos Rios Partners(12)(13)	Investment Partnership
		LP Interests (Dos Rios Partners, LP) (Fully diluted 20.2%)		3,104	2,031
		LP Interests (Dos Rios Partners—A, LP) (Fully diluted 6.4%)		986	648

				4,090	2,679

East Teak Fine Hardwoods, Inc.	Distributor of Hardwood Products
		Common Stock (6,250 shares)(8)		480	860

East West Copolymer & Rubber, LLC	Manufacturer of Synthetic Rubbers
		12% Secured Debt (Maturity—October 17, 2019)	9,600	9,463	9,463
		Warrants (2,510,790 equivalent units)		50	50

				9,513	9,513

EIG Traverse Co-Investment, L.P.(12)(13)	Investment Partnership
		LP Interests (Fully diluted 6.6%)(8)		4,755	4,755

Freeport Financial Funds(12)(13)	Investment Partnership
		LP Interests (Freeport Financial SBIC Fund LP) (Fully diluted 9.9%)(8)		5,974	6,045
		LP Interests (Freeport First Lien Loan Fund III LP) (Fully diluted 6.4%)		2,077	2,077

				8,051	8,122

Gault Financial, LLC (RMB Capital, LLC)	Purchases and Manages Liquidation of Distressed Assets
		10% Secured Debt (Maturity—November 21, 2016)	13,046	12,896	10,930
		Warrants (29,025 equivalent units)		400	—

				13,296	10,930

Glowpoint, Inc.	Provider of Cloud Managed Video Collaboration Services
		8% Secured Debt (Maturity—October 18, 2018)	400	397	397
		12% Secured Debt (Maturity—October 18, 2018)	9,000	8,929	8,929
		Common Stock (7,711,517 shares)		3,958	3,840

				13,284	13,166

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

December 31, 2015

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Guerdon Modular Holdings, Inc.	Multi-Family and Commercial Modular Construction Company
		13% Secured Debt (Maturity—August 13, 2019)	10,400	10,280	10,280
		Common Stock (170,577 shares)		2,983	1,990

				13,263	12,270

Houston Plating and Coatings, LLC	Provider of Plating and Industrial Coating Services
		Member Units (248,082 units)(8)		996	8,440

I-45 SLF LLC(12)(13)	Investment Partnership
		Member units (Fully diluted 20.0%; 24.4% profits interest)		7,200	7,200

Indianhead Pipeline Services, LLC	Provider of Pipeline Support Services
		12% Secured Debt (Maturity—February 6, 2017)	6,000	5,853	5,853
		Preferred Member Units (33,819 units; 8% cumulative)		2,302	2,302
		Warrants (31,928 equivalent units)		459	—
		Member Units (14,732 units)		1	—

				8,615	8,155

KBK Industries, LLC	Manufacturer of Specialty Oilfield and Industrial Products
		12.5% Secured Debt (Maturity—September 28, 2017)	5,900	5,875	5,900
		Member Units (250 units)(8)		341	3,680

				6,216	9,580

L.F. Manufacturing Holdings, LLC(10)	Manufacturer of Fiberglass Products
		Member Units (2,179,001 units)(8)		2,019	1,485

MPS Denver, LLC	Specialty Card Printing
		Member Units (13,800 units)		1,130	1,130

OnAsset Intelligence, Inc.	Provider of Transportation Monitoring / Tracking Products and Services
		12% PIK Secured Debt (Maturity—December 31, 2015)(17)	4,006	4,006	4,006
		Preferred Stock (912 shares; 7% cumulative)(8)		1,981	1,380
		Warrants (5,333 equivalent shares)		1,919	—

				7,906	5,386

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

December 31, 2015

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

OPI International Ltd.(13)	Provider of Man Camp and Industrial Storage Services
		10% Unsecured Debt (Maturity—April 8, 2018)	473	473	473
		Common Stock (20,766,317 shares)		1,371	3,200

				1,844	3,673

PCI Holding Company, Inc.	Manufacturer of Industrial Gas Generating Systems
		Preferred Stock (1,500,000 shares; 20% cumulative)(8)		2,762	4,887

Radial Drilling Services Inc.	Oil and Gas Lateral Drilling Technology Provider
		12% Secured Debt (Maturity—November 22, 2016)(14)	4,200	3,941	1,500
		Warrants (316 equivalent shares)		758	—

				4,699	1,500

Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	Provider of Rigsite Accommodation Unit Rentals and Related Services
		12% Secured Debt (Maturity—January 8, 2018)(14)(18)	30,785	30,281	250
		Preferred Member Units (250 units)		2,500	—

				32,781	250

Samba Holdings, Inc.	Provider of Intelligent Driver Record Monitoring Software and Services
		12.5% Secured Debt (Maturity—November 17, 2016)	24,662	24,553	24,662
		Common Stock (170,963 shares)		2,087	30,220

				26,640	54,882

Tin Roof Acquisition Company	Casual Restaurant Group
		12% Secured Debt (Maturity—November 13, 2018)	13,994	13,807	13,807
		Class C Preferred Stock (Fully diluted 10.0%; 10% cumulative)(8)		2,477	2,477

				16,284	16,284

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

December 31, 2015

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

UniTek Global Services, Inc.(11)	Provider of Outsourced Infrastructure Services
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—January 13, 2019)(9)	2,826	2,826	2,812
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50% / 1.00% PIK, Current Coupon Plus PIK 10.50%, Secured Debt (Maturity—January 13, 2019)(9)	1,261	1,261	1,255
		15% PIK Unsecured Debt (Maturity—July 13, 2019)	641	641	638
		Preferred Stock (4,935,377 shares)		4,935	5,540
		Common Stock (705,054 shares)		—	—

				9,663	10,245

Universal Wellhead Services Holdings, LLC(10)	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
		Class A Preferred Units (4,000,000 units; 4.5% cumulative)(8)		4,000	3,000

Volusion, LLC	Provider of Online Software-as-a-Service eCommerce Solutions
		10.5% Secured Debt (Maturity—January 26, 2020)	17,500	16,199	16,199
		Preferred Member Units (4,876,670 units)		14,000	14,000
		Warrants (950,618 equivalent units)		1,400	1,400

				31,599	31,599

Subtotal Affiliate Investments (19.4% of total investments at fair value)				$333,728	$350,519

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

December 31, 2015

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Non-Control/Non-Affiliate Investments(7)

AccuMED, Corp.(10)	Medical Device Contract Manufacturer
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—October 29, 2020)(9)	$9,750	$9,648	$9,648

Adams Publishing Group, LLC(10)	Local Newspaper Operator
		LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity—November 3, 2020)(9)	9,506	9,329	9,328

Ahead, LLC(10)	IT Infrastructure Value Added Reseller
		LIBOR Plus 6.50%, Current Coupon 6.76%, Secured Debt (Maturity—November 2, 2020)	15,000	14,562	14,625

Allflex Holdings III Inc.(11)	Manufacturer of Livestock Identification Products
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—July 19, 2021)(9)	10,150	10,080	10,008

AM General LLC(11)	Specialty Vehicle Manufacturer
		LIBOR Plus 9.00% (Floor 1.25%), Current Coupon 10.25%, Secured Debt (Maturity—March 22, 2018)(9)	2,256	2,221	1,867

AM3 Pinnacle Corporation(10)	Provider of Comprehensive Internet, TV and Voice Services for Multi-Dwelling Unit Properties
		Common Stock (60,240 shares)		2,000	—

American Seafoods Group, LLC(11)	Catcher-Processor of Alaskan Pollock
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—August 19, 2021)(9)	9,975	9,963	9,892

AMF Bowling Centers, Inc.(11)	Bowling Alley Operator
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—September 18, 2021)(9)	7,907	7,802	7,835

Anchor Hocking, LLC(11)	Household Products Manufacturer
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—June 4, 2018)(9)	2,306	2,306	2,179
		Member Units (440,620 units)		4,928	3,250

				7,234	5,429

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

December 31, 2015

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

AP Gaming I, LLC(10)	Developer, Manufacturer, and Operator of Gaming Machines
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity—December 20, 2020)(9)	11,314	11,108	10,946

Apex Linen Service, Inc.	Industrial Launderers
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—October 30, 2022)(9)	1,600	1,600	1,600
		13% Secured Debt (Maturity—October 30, 2022)	12,000	11,926	11,926

				13,526	13,526

Applied Products, Inc.(10)	Adhesives Distributor
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—September 30, 2019)(9)	5,813	5,759	5,683

Arcus Hunting LLC.(10)	Manufacturer of Bowhunting and Archery Products and Accessories
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—November 13, 2019)(9)	9,540	9,429	9,429

Artel, LLC(11)	Provider of Secure Satellite Network and IT Solutions
		LIBOR Plus 7.00% (Floor 1.25%), Current Coupon 8.25%, Secured Debt (Maturity—November 27, 2017)(9)	7,854	7,585	6,716

ATS Workholding, Inc.(10)	Manufacturer of Machine Cutting Tools and Accessories
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—March 10, 2019)(9)	6,492	6,452	6,230

ATX Networks Corp.(11)(13)	Provider of Radio Frequency Management Equipment
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—June 14, 2021)(9)	14,925	14,647	14,701

Barfly Ventures, LLC(10)	Casual Restaurant Group
		12% Secured Debt (Maturity—August 31, 2020)	4,121	4,042	4,042
		Warrant (1 equivalent unit)		473	473

				4,515	4,515

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

December 31, 2015

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Berry Aviation, Inc.(10)	Airline Charter Service Operator
		12.00% Current / 1.75% PIK Secured Debt (Maturity—January 30, 2020)	5,627	5,578	5,578
		Common Stock (553 shares)		400	400

				5,978	5,978

Bioventus LLC(10)	Production of Orthopedic Healing Products
		LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.00%, Secured Debt (Maturity—April 10, 2020)(9)	5,000	4,917	4,925

Blackbrush Oil and Gas LP(11)	Oil & Gas Exploration
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—July 30, 2021)(9)	4,000	3,975	3,230

Blackhawk Specialty Tools LLC(11)	Oilfield Equipment & Services
		LIBOR Plus 5.25% (Floor 1.25%), Current Coupon 6.50%, Secured Debt (Maturity—August 1, 2019)(9)	5,892	5,866	5,450

Blue Bird Body Company(11)	School Bus Manufacturer
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—June 26, 2020)(9)	4,702	4,646	4,669

Bluestem Brands, Inc.(11)(13)	Multi-Channel Retailer of General Merchandise
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—November 6, 2020)(9)	13,632	13,358	12,780

Brainworks Software, LLC(10)	Advertising Sales and Newspaper Circulation Software
		Prime Plus 7.25% (Floor 3.25%), Current Coupon 10.75%, Secured Debt (Maturity—July 22, 2019)(9)	626	620	620
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity—July 22, 2019)(9)	6,185	6,126	6,012

				6,746	6,632

Brightwood Capital Fund III, LP(12)(13)	Investment Partnership
		LP Interests (Fully diluted 1.6%)(8)		11,250	11,125

Brundage-Bone Concrete Pumping, Inc.(11)	Construction Services Provider
		10.375% Secured Debt (Maturity—September 1, 2021)	2,500	2,500	2,438

Calloway Laboratories, Inc.(10)	Health Care Testing Facilities
		17% PIK Secured Debt (Maturity—September 30, 2016)(14)	7,324	7,275	—
		Warrants (125,000 equivalent shares)		17	—

				7,292	—

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

December 31, 2015

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Cengage Learning Acquisitions, Inc.(11)	Provider of Educational Print and Digital Services
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—March 31, 2020)(9)	9,720	9,672	9,502

Cenveo Corporation(11)	Provider of Commercial Printing, Envelopes, Labels, and Printed Office Products
		6% Secured Debt (Maturity—August 1, 2019)	5,230	4,544	3,687

CGSC of Delaware Holdings Corp.(11)(13)	Insurance Brokerage Firm
		LIBOR Plus 7.00% (Floor 1.25%), Current Coupon 8.25%, Secured Debt (Maturity—October 16, 2020)(9)	2,000	1,979	1,900

Charlotte Russe, Inc(11)	Fast-Fashion Retailer to Young Women
		LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.75%, Secured Debt (Maturity—May 22, 2019)(9)	14,346	14,065	10,031

Clarius ASIG, LLC(10)	Prints & Advertising Film Financing
		15% PIK Secured Debt (Maturity—September 14, 2014)(17)	620	620	620

Clarius BIGS, LLC(10)	Prints & Advertising Film Financing
		15% PIK Secured Debt (Maturity—January 5, 2015)(14)(17)	3,386	3,386	563

Compact Power Equipment, Inc.	Equipment / Tool Rental
		12% Secured Debt (Maturity—October 1, 2017)	4,100	4,090	4,100
		Series A Preferred Stock (4,298,435 shares)		1,079	2,930

				5,169	7,030

Compuware Corporation(11)	Provider of Software and Supporting Services
		LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity—December 15, 2019)(9)	14,751	14,395	13,998

Covenant Surgical Partners, Inc.(11)	Ambulatory Surgical Centers
		8.75% Secured Debt (Maturity—August 1, 2019)	800	800	780

CRGT Inc.(11)	Provider of Custom Software Development
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—December 19, 2020)(9)	10,168	10,009	10,118

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

December 31, 2015

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

CST Industries Inc.(11)	Storage Tank Manufacturer
		LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 7.75%, Secured Debt (Maturity—May 22, 2017)(9)	8,227	8,197	8,145

Darr Equipment LP(10)	Heavy Equipment Dealer
		11.75% Current / 2% PIK Secured Debt (Maturity—April 15, 2020)	20,706	20,178	19,688
		Warrants (915,734 equivalent units)		474	410

				20,652	20,098

Digital River, Inc.(11)	Provider of Outsourced e-Commerce Solutions and Services
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—February 12, 2021)(9)	8,667	8,588	8,580

Digity Media LLC(11)	Radio Station Operator
		LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity—February 8, 2019)(9)	6,588	6,539	6,506

Drilling Info Holdings, Inc.	Information Services for the Oil and Gas Industry
		Common Stock (3,788,865 shares)		1,335	9,920

ECP-PF Holdings Group, Inc.(10)	Fitness Club Operator
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—November 26, 2019)(9)	5,625	5,579	5,492

EIG Fund Investments(12)(13)	Investment Partnership
		LP Interests (EIG Global Private Debt fund-A, L.P.) (Fully diluted 0.5%)		718	718

EnCap Energy Fund Investments(12)(13)	Investment Partnership
		LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%)(8)		3,762	2,765
		LP Interests (EnCap Energy Capital Fund VIII Co-Investors, L.P.) (Fully diluted 0.4%)		2,194	1,056
		LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)(8)		3,075	3,826
		LP Interests (Encap Energy Capital Fund X, L.P.) (Fully diluted 0.1%)		692	692
		LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)(8)		7,350	10,738
		LP Interests (EnCap Flatrock Midstream Fund III, L.P.) (Fully diluted 0.2%)		464	892

				17,537	19,969

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

December 31, 2015

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Energy and Exploration Partners, LLC(11)	Oil & Gas Exploration & Production
		8.75% Secured Debt (Maturity—January 23, 2016)(14)	221	221	221
		LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity—January 22, 2019)(9)(14)	9,390	9,048	2,371

				9,269	2,592

Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft)(11)(13)	Technology-based Performance Support Solutions
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity—April 28, 2022)(9)	7,000	6,838	4,673

Extreme Reach, Inc.(11)	Integrated TV and Video Advertising Platform
		LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity—February 7, 2020)(9)	8,875	8,866	8,731

Flavors Holdings Inc.(11)	Global Provider of Flavoring and Sweetening Products and Solutions
		LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity—April 3, 2020)(9)	11,333	11,004	10,086

Fram Group Holdings, Inc.(11)	Manufacturer of Automotive Maintenance Products
		LIBOR Plus 5.50% (Floor 1.50%), Current Coupon 7.00%, Secured Debt (Maturity—July 29, 2017)(9)	9,652	9,547	7,275
		LIBOR Plus 9.50% (Floor 1.50%), Current Coupon 11.00%, Secured Debt (Maturity—January 29, 2018)(9)	700	699	350

				10,246	7,625

GI KBS Merger Sub LLC(11)	Outsourced Janitorial Services to Retail/Grocery Customers
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—October 29, 2021)(9)	3,960	3,901	3,742
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—April 29, 2022)(9)	800	786	792

				4,687	4,534

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

December 31, 2015

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Grace Hill, LLC(10)	Online Training Tools for the Multi-Family Housing Industry
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—August 15, 2019)(9)	9,450	9,361	9,450

Great Circle Family Foods, LLC(10)	Quick Service Restaurant Franchise
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—October 28, 2019)(9)	7,849	7,783	7,783

Grupo Hima San Pablo, Inc.(11)	Tertiary Care Hospitals
		LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 8.50%, Secured Debt (Maturity—January 31, 2018)(9)	4,863	4,816	4,668
		13.75% Secured Debt (Maturity—July 31, 2018)	2,000	1,942	1,860

				6,758	6,528

GST Autoleather, Inc.(11)	Automotive Leather Manufacturer
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—July 10, 2020)(9)	9,875	9,797	9,529

Guitar Center, Inc.(11)	Musical Instruments Retailer
		6.5% Secured Debt (Maturity—April 15, 2019)	11,000	10,442	9,240

Halcon Resources Corporation(11)	Oil & Gas Exploration & Production
		9.75% Unsecured Debt (Maturity—July 15, 2020)	6,925	6,382	2,008

Hojeij Branded Foods, LLC(10)	Multi-Airport, Multi-Concept Restaurant Operator
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—July 27, 2021)(9)	5,344	5,294	5,294

Horizon Global Corporation(11)	Auto Parts Manufacturer
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—June 30, 2021)(9)	9,750	9,568	9,677

Hostway Corporation(11)	Managed Services and Hosting Provider
		LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity—December 13, 2019)(9)	11,179	11,105	11,067

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

December 31, 2015

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Hunter Defense Technologies, Inc.(11)	Provider of Military and Commercial Shelters and Systems
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—August 5, 2019)(9)	6,414	6,366	6,350

ICON Health & Fitness, Inc.(11)	Producer of Fitness Products
		11.875% Secured Debt (Maturity—October 15, 2016)	6,956	6,907	6,608

iEnergizer Limited(11)(13)	Provider of Business Outsourcing Solutions
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity—May 1, 2019)(9)	8,110	8,030	7,502

Indivior Finance LLC(11)(13)	Specialty Pharmaceutical Company Treating Opioid Dependence
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—December 19, 2019)(9)	7,125	6,759	6,697

Industrial Container Services, LLC(10)	Steel Drum Reconditioner
		LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity—December 31, 2018)(9)	5,000	5,000	5,000

Infinity Acquisition Finance Corp.(11)	Application Software for Capital Markets
		7.25% Unsecured Debt (Maturity—August 1, 2022)	4,000	4,000	3,440

Inn of the Mountain Gods Resort and Casino(11)	Hotel & Casino Owner & Operator
		9.25% Secured Debt (Maturity—November 30, 2020)	3,851	3,708	3,562

Insurance Technologies, LLC(10)	Illustration and Sales-automation Platforms
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—December 1, 2019)(9)	4,804	4,759	4,759

Intertain Group Limited(11)(13)	Business-to-Consumer Online Gaming Operator
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—April 8, 2022)(9)	9,938	9,782	9,883

iPayment, Inc.(11)	Provider of Merchant Acquisition
		LIBOR Plus 5.25% (Floor 1.50%), Current Coupon 6.75%, Secured Debt (Maturity—May 8, 2017)(9)	15,026	14,986	14,446

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

December 31, 2015

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

iQor US Inc.(11)	Business Process Outsourcing Services Provider
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—April 1, 2021)(9)	9,887	9,718	7,942

irth Solutions, LLC	Provider of Damage Prevention Information Technology Services
		Member Units (27,893 units)		1,441	1,441

Jackmont Hospitality, Inc.(10)	Franchisee of Casual Dining Restaurants
		LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25% / 2.50% PIK, Current Coupon Plus PIK 7.75%, Secured Debt (Maturity—May 26, 2021)(9)	4,357	4,337	4,188

Joerns Healthcare, LLC(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—May 9, 2020)(9)	14,805	14,711	14,703

JSS Holdings, Inc.(11)	Aircraft Maintenance Program Provider
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—August 31, 2021)(9)	14,566	14,230	13,765

Kendra Scott, LLC(11)	Jewelry Retail Stores
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—July 17, 2020)(9)	5,875	5,821	5,831

Keypoint Government Solutions, Inc.(11)	Provider of Pre-Employment Screening Services
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity—November 13, 2017)(9)	6,303	6,268	6,271

LaMi Products, LLC(10)	General Merchandise Distribution
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—September 16, 2020)(9)	4,729	4,699	4,699

Lansing Trade Group LLC(11)	Commodity Merchandiser
		9.25% Unsecured Debt (Maturity—February 15, 2019)	6,000	6,000	5,625

Larchmont Resources, LLC(11)	Oil & Gas Exploration & Production
		LIBOR Plus 8.75% (Floor 1.00%), Current Coupon 9.75%, Secured Debt (Maturity—August 7, 2019)(9)	7,807	7,508	5,543

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

December 31, 2015

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Leadrock Properties, LLC	Real Estate Investment
		10% Secured Debt (Maturity—May 4, 2026)	1,440	1,416	1,416

Legendary Pictures Funding, LLC(10)	Producer of TV, Film, and Comic Content
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—April 22, 2020)(9)	7,500	7,372	7,425

LKCM Headwater Investments I, L.P.(12)(13)	Investment Partnership
		LP Interests (Fully diluted 2.3%)		2,500	4,875

Looking Glass Investments, LLC(12)(13)	Specialty Consumer Finance
		9% Unsecured Debt (Maturity—June 30, 2020)	188	188	188
		Member Units (2.5 units)		125	125
		Member Units (LGI Predictive Analytics LLC) (190,712 units)(8)		188	188

				501	501

MediMedia USA, Inc.(11)	Provider of Healthcare Media and Marketing
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity—November 20, 2018)(9)	7,772	7,714	7,422

Messenger, LLC(10)	Supplier of Specialty Stationery and Related Products to the Funeral Industry
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—September 9, 2020)(9)	15,583	15,483	15,583

Milk Specialties Company(11)	Processor of Nutrition Products
		LIBOR Plus 7.00% (Floor 1.25%), Current Coupon 8.25%, Secured Debt (Maturity—November 9, 2018)(9)	792	789	792

Minute Key, Inc.	Operator of Automated Key Duplication Kiosks
		10% Current / 2% PIK Secured Debt (Maturity—September 19, 2019)	14,186	13,817	13,817
		Warrants (1,437,409 equivalent units)		280	280

				14,097	14,097

Miramax Film NY, LLC(11)	Motion Picture Producer and Distributor
		Member Units (500,000 units)(8)		864	864

Mood Media Corporation(11)(13)	Provider of Electronic Equipment
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—May 1, 2019)(9)	14,957	14,827	14,266

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

December 31, 2015

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

New Media Holdings II LLC(11)(13)	Local Newspaper Operator
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—June 4, 2020)(9)	9,788	9,635	9,703

North American Lifting Holdings, Inc.(11)	Crane Service Provider
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity—November 27, 2020)(9)	997	835	733

North Atlantic Trading Company, Inc.(11)	Marketer/Distributor of Tobacco Products
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity—January 13, 2020)(9)	9,676	9,607	9,603

Novitex Intermediate, LLC(11)	Provider of Document Management Services
		LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity—July 7, 2020)(9)	8,692	8,532	8,192

Ospemifene Royalty Sub LLC (QuatRx)(10)	Estrogen-Deficiency Drug Manufacturer and Distributor
		11.5% Secured Debt (Maturity—November 15, 2026)	5,071	5,071	3,780

Panolam Industries International, Inc.(11)	Decorative Laminate Manufacturer
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity—August 23, 2017)(9)	9,472	9,429	9,424

Paris Presents Incorporated(11)	Branded Cosmetic and Bath Accessories
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity—December 31, 2021)(9)	2,000	1,965	1,960

Parq Holdings Limited Partnership(11)(13)	Hotel & Casino Operator
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—December 17, 2020)(9)	7,500	7,369	7,200

Permian Holdings, Inc.(11)	Storage Tank Manufacturer
		10.5% Secured Debt (Maturity—January 15, 2018)	2,755	2,738	1,047

Pernix Therapeutics Holdings, Inc.(10)	Pharmaceutical Royalty
		12% Secured Debt (Maturity—August 1, 2020)	3,818	3,818	3,777

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

December 31, 2015

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Pike Corporation(11)	Construction and Maintenance Services for Electric Transmission and Distribution Infrastructure
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—June 22, 2022)(9)	15,000	14,663	14,712

Point.360(10)	Fully Integrated Provider of Digital Media Services
		Warrants (65,463 equivalent shares)		69	9
		Common Stock (163,658 shares)		273	144

				342	153

Prowler Acquisition Corp.(11)	Specialty Distributor to the Energy Sector
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity—January 28, 2020)(9)	4,411	3,734	3,749

PT Network, LLC(10)	Provider of Outpatient Physical Therapy and Sports Medicine Services
		LIBOR Plus 7.75% (Floor 1.50%), Current Coupon 9.25%, Secured Debt (Maturity—November 1, 2018)(9)	12,047	11,954	11,771

QBS Parent, Inc.(11)	Provider of Software and Services to the Oil & Gas Industry
		LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 5.75%, Secured Debt (Maturity—August 7, 2021)(9)	11,389	11,303	11,332

Raley's(11)	Family-owned supermarket chain in California
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—May 18, 2022)(9)	5,094	4,999	5,069

RCHP, Inc.(11)	Regional Non-Urban Hospital Owner/Operator
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—April 23, 2019)(9)	5,448	5,426	5,448
		LIBOR Plus 10.25% (Floor 1.00%), Current Coupon 11.25%, Secured Debt (Maturity—October 23, 2019)(9)	4,000	3,954	3,953

				9,380	9,401

Renaissance Learning, Inc.(11)	Technology-based K-12 Learning Solutions
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—April 11, 2022)(9)	3,000	2,975	2,835

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

December 31, 2015

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

RGL Reservoir Operations Inc.(11)(13)	Oil & Gas Equipment and Services
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—August 13, 2021)(9)	3,950	3,851	1,534

RLJ Entertainment, Inc.(10)	Movie and TV Programming Licensee and Distributor
		LIBOR Plus 8.75% (Floor 0.25%), Current Coupon 9.16%, Secured Debt (Maturity—September 11, 2019)(9)	9,354	9,353	9,203

RM Bidder, LLC(10)	Acquisition Vehicle
		Warrants (327,532 equivalent units)		425	363
		Member Units (2,779 units)		46	45

				471	408

SAExploration, Inc.(10)(13)	Geophysical Services Provider
		Common Stock (6,472 shares)		65	27

Sage Automotive Interiors, Inc(11)	Automotive Textiles Manufacturer
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity—October 8, 2021)(9)	3,000	2,974	2,970

Salient Partners L.P.(11)	Provider of Asset Management Services
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—June 9, 2021)(9)	7,388	7,251	7,240

Sotera Defense Solutions, Inc.(11)	Defense Industry Intelligence Services
		LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.00%, Secured Debt (Maturity—April 21, 2017)(9)	10,119	9,886	9,360

Stardust Finance Holdings, Inc.(11)	Manufacturer of Diversified Building Products
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—March 13, 2022)(9)	12,406	12,239	12,065

Subsea Global Solutions, LLC(10)	Underwater Maintenance and Repair Services
		LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.50%, Secured Debt (Maturity—March 17, 2020)(9)	4,887	4,836	4,762

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

December 31, 2015

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Synagro Infrastructure Company, Inc(11)	Waste Management Services
		LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity—August 22, 2020)(9)	4,714	4,647	4,124

Targus Group International(11)	Distributor of Protective Cases for Mobile Devices
		LIBOR Plus 9.50% (Floor 1.50%), Current Coupon 11.00% / 1.00% PIK, Current Coupon Plus PIK 12.00%, Secured Debt (Maturity—May 24, 2016)(9)(14)	4,258	4,263	3,119

TeleGuam Holdings, LLC(11)	Cable and Telecom Services Provider
		LIBOR Plus 4.00% (Floor 1.25%), Current Coupon 5.25%, Secured Debt (Maturity—December 10, 2018)(9)	7,975	7,961	7,935
		LIBOR Plus 7.50% (Floor 1.25%), Current Coupon 8.75%, Secured Debt (Maturity—June 10, 2019)(9)	2,500	2,484	2,487

				10,445	10,422

Templar Energy LLC(11)	Oil & Gas Exploration & Production
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—November 25, 2020)(9)	4,000	3,962	485

The Tennis Channel, Inc.(10)	Television-Based Sports Broadcasting
		Warrants (114,316 equivalent shares)		235	301

The Topps Company, Inc.(11)	Trading Cards & Confectionary
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity—October 2, 2018)(9)	1,960	1,948	1,923

TOMS Shoes, LLC(11)	Global Designer, Distributor, and Retailer of Casual Footwear
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—October 30, 2020)(9)	4,963	4,545	3,387

Travel Leaders Group, LLC(11)	Travel Agency Network Provider
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—December 7, 2020)(9)	8,700	8,638	8,613

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

December 31, 2015

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

US Joiner Holding Company(11)	Marine Interior Design and Installation
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—April 16, 2020)(9)	7,369	7,341	7,295

Valley Healthcare Group, LLC	Provider of Durable Medical Equipment
		LIBOR Plus 12.50% (Floor 0.50%), Current Coupon 13.00%, Secured Debt (Maturity—December 29, 2020)(9)	10,400	10,297	10,297

Vantage Oncology, LLC(11)	Outpatient Radiation Oncology Treatment Centers
		9.5% Secured Debt (Maturity—June 15, 2017)	12,050	11,938	10,182

Virtex Enterprises, LP(10)	Specialty, Full-Service Provider of Complex Electronic Manufacturing Services
		12% Secured Debt (Maturity—December 27, 2018)	1,667	1,516	1,516
		Preferred Class A Units (14 units; 5% cumulative)(8)		333	512
		Warrants (11 equivalent units)		186	135

				2,035	2,163

Vision Solutions, Inc.(11)	Provider of Information Availability Software
		LIBOR Plus 8.00% (Floor 1.50%), Current Coupon 9.50%, Secured Debt (Maturity—July 23, 2017)(9)	5,000	4,987	4,750

Western Dental Services, Inc.(11)	Dental Care Services
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—November 1, 2018)(9)	4,904	4,901	4,303

Wilton Brands LLC(11)	Specialty Housewares Retailer
		LIBOR Plus 7.25% (Floor 1.25%), Current Coupon 8.50%, Secured Debt (Maturity—August 30, 2018)(9)	1,540	1,524	1,475

Worley Claims Services, LLC(10)	Insurance Adjustment Management and Services Provider
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity—October 31, 2020)(9)	6,435	6,381	6,210

YP Holdings LLC(11)	Online and Offline Advertising Operator
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity—June 4, 2018)(9)	2,455	2,435	2,382

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

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

        MSCC was formed in March 2007 to operate as an internally managed business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). MSCC wholly owns several investment funds, including Main Street Mezzanine Fund, LP ("MSMF") and Main Street Capital II, LP ("MSC II" and, together with MSMF, the "Funds"), and each of their general partners. The Funds are each licensed as a Small Business Investment Company ("SBIC") by the United States Small Business Administration ("SBA"). Because MSCC is internally managed, all of the executive officers and other employees are employed by MSCC. Therefore, MSCC does not pay any external investment advisory fees but instead directly incurs the operating costs associated with employing investment and portfolio management professionals.

        MSC Adviser I, LLC (the "External Investment Manager") was formed in November 2013 as a wholly owned subsidiary of MSCC to provide investment management and other services to parties other than MSCC and its subsidiaries or their portfolio companies ("External Parties") and receives fee income for such services. MSCC has been granted no-action relief by the Securities and Exchange Commission ("SEC") to allow the External Investment Manager to register as a registered investment adviser ("RIA") under Investment Advisers Act of 1940, as amended (the "Advisers Act"). Since the External Investment Manager conducts all of its investment management activities for External Parties, it is accounted for as a portfolio investment of MSCC and is not included as a consolidated subsidiary of MSCC in MSCC's consolidated financial statements.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        Unless otherwise noted or the context otherwise indicates, the terms "we," "us," "our," the "Company" and "Main Street" refer to MSCC and its consolidated subsidiaries, which include the Funds and the Taxable Subsidiaries.

2.     Basis of Presentation

        Main Street's financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For each of the periods presented herein, Main Street's consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of Main Street's investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments, and the investment in the External Investment Manager, but excludes all "Marketable securities and idle funds investments" (see Note C—Fair Value Hierarchy for Investments and Debentures—Portfolio Composition—Portfolio Investment Composition for additional discussion of Main Street's Investment Portfolio and definitions for the terms Private Loan and Other Portfolio). "Marketable securities and idle funds investments" are classified as financial instruments and are reported separately on Main Street's consolidated balance sheets and consolidated schedules of investments due to the nature of such investments (see Note B.11.). Main Street's results of operations and cash flows for the three months ended March 31, 2016 and 2015 and financial position as of March 31, 2016 and December 31, 2015, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation.

        The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

by its Board of Directors and in accordance with the 1940 Act. Main Street's valuation policies and processes are intended to provide a consistent basis for determining the fair value of Main Street's Investment Portfolio.

        For LMM portfolio investments, Main Street generally reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process by using an enterprise value waterfall methodology ("Waterfall") for its LMM equity investments and an income approach using a yield-to-maturity model ("Yield-to-Maturity") for its LMM debt investments. For Middle Market portfolio investments, Main Street primarily uses quoted prices in the valuation process. Main Street determines the appropriateness of the use of third-party broker quotes, if any, in determining fair value based on its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company and other market indices. For Middle Market and Private Loan portfolio investments in debt securities for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value the investment in a current hypothetical sale using the Yield-to-Maturity valuation method. For its Other Portfolio equity investments, Main Street generally calculates the fair value of the investment primarily based on the net asset value ("NAV") of the fund and adjusts the fair value for other factors that would affect the fair value of the investment. All of the valuation approaches for Main Street's portfolio investments estimate the value of the investment as if Main Street were to sell, or exit, the investment as of the measurement date.

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

        Under the Waterfall valuation method, Main Street estimates the enterprise value of a portfolio company using a combination of market and income approaches or other appropriate valuation methods, such as considering recent transactions in the equity securities of the portfolio company or third-party valuations of the portfolio company, and then performs a waterfall calculation by using the enterprise value over the portfolio company's securities in order of their preference relative to one another. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization ("EBITDA"), cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, Main Street analyzes various factors including the portfolio company's historical and projected financial results. Due to SEC deadlines for Main Street's quarterly and annual financial reporting, the operating results of a portfolio company used in the current period valuation are generally the results from the period ended three months prior

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

to such valuation date and may include unaudited, projected, budgeted or pro forma financial information and may require adjustments for non-recurring items or to normalize the operating results that may require significant judgment in its determination. In addition, projecting future financial results requires significant judgment regarding future growth assumptions. In evaluating the operating results, Main Street also analyzes the impact of exposure to litigation, loss of customers or other contingencies. After determining the appropriate enterprise value, Main Street allocates the enterprise value to investments in order of the legal priority of the various components of the portfolio company's capital structure. In applying the Waterfall valuation method, Main Street assumes the loans are paid off at the principal amount in a change in control transaction and are not assumed by the buyer, which Main Street believes is consistent with its past transaction history and standard industry practices.

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

        Under the NAV valuation method, for an investment in an investment fund that does not have a readily determinable fair value, Main Street measures the fair value of the investment predominately based on the NAV of the investment fund as of the measurement date and adjusts the investment's fair value for factors known to Main Street that would affect that fund's NAV, including, but not limited to, fair values for individual investments held by the fund if Main Street holds the same investment or for a publicly traded investment. In addition, in determining the fair value of the investment, Main Street considers whether adjustments to the NAV are necessary in certain circumstances, based on the analysis of any restrictions on redemption of Main Street's investment as of the measurement date, recent actual sales or redemptions of interests in the investment fund, and expected future cash flows available to equity holders, including the rate of return on those cash flows compared to an implied market return on equity required by market participants, or other uncertainties surrounding Main Street's ability to realize the full NAV of its interests in the investment fund.

        Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations, recommendations and an assurance certification regarding the

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Company's determinations of the fair value of its LMM portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street's investments in each LMM portfolio company at least once every calendar year, and for Main Street's investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at Main Street's determination of fair value on its investments in a total of 11 LMM portfolio companies for the three months ended March 31, 2016, representing approximately 18% of the total LMM portfolio at fair value as of March 31, 2016, and on a total of 15 LMM portfolio companies for the three months ended March 31, 2015, representing approximately 23% of the total LMM portfolio at fair value as of March 31, 2015. Excluding investments in new LMM portfolio companies which have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment as of March 31, 2016 and 2015, as applicable, and investments in the LMM portfolio companies that were not reviewed because their equity is publicly traded, the percentage of the LMM portfolio reviewed and certified by the independent financial advisory services firm for the three months ended March 31, 2016 and 2015 was 19% and 27% of the total LMM portfolio at fair value as of March 31, 2016 and 2015, respectively.

        For valuation purposes, all of Main Street's Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. Because almost all of the Middle Market portfolio investments are typically valued using third party quotes or other independent pricing services (including 98% and 99% of the Middle Market portfolio investments as of March 31, 2016 and December 31, 2015, respectively), we do not generally consult with any financial advisory services firms in connection with determining the fair value of our Middle Market investments.

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

        In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations and recommendations and an

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

assurance certification regarding the Company's determinations of the fair value of its Private Loan portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street's investments in each Private Loan portfolio company at least once every calendar year, and for Main Street's investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at its determination of fair value on its investments in a total of 10 Private Loan portfolio companies for the three months ended March 31, 2016, representing approximately 36% of the total Private Loan portfolio at fair value as of March 31, 2016. Excluding its investments in new Private Loan portfolio companies which have not been in the Investment Portfolio for at least twelve months subsequent to the most recent investment decision as of March 31, 2016 and its investments in the Private Loan portfolio companies that were not reviewed because the investment is publicly traded or quoted by banks, the percentage of the Private Loan portfolio reviewed and certified by its independent financial advisory services firm for the three months ended March 31, 2016 was 51% of the total Private Loan portfolio at fair value as of March 31, 2016.

        For valuation purposes, all of Main Street's Other Portfolio investments are non-control investments. Main Street's Other Portfolio investments comprised approximately 4.3% and 4.2%, respectively, of Main Street's Investment Portfolio at fair value as of March 31, 2016 and December 31, 2015. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of its investments using the NAV valuation method. For Other Portfolio debt investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Other Portfolio debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method. For Other Portfolio debt investments for which third-party quotes or other independent pricing are available and appropriate, Main Street determines the fair value of these investments through obtaining third party quotes or other independent pricing to the extent that these inputs are available and appropriate to determine fair value.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        The Board of Directors of Main Street has the final responsibility for overseeing, reviewing and approving, in good faith, Main Street's determination of the fair value for its Investment Portfolio, as well as its valuation procedures, consistent with 1940 Act requirements. Main Street believes its Investment Portfolio as of March 31, 2016 and December 31, 2015 approximates fair value as of those dates based on the markets in which Main Street operates and other conditions in existence on those reporting dates.

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

        At March 31, 2016, cash balances totaling $14.5 million exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company's cash deposits are held at large, established, high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        Main Street holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind ("PIK") interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. Main Street stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended March 31, 2016 and 2015, (i) approximately 3.1% and 2.2%, respectively, of Main Street's total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 0.8% and 1.0%, respectively, of Main Street's total investment income was attributable to cumulative dividend income not paid currently in cash.

        As of March 31, 2016, Main Street's total Investment Portfolio had six investments on non-accrual status, which comprised approximately 0.5% of its fair value and 3.8% of its cost .. As of December 31, 2015, Main Street's total Investment Portfolio had six investments on non-accrual status, which comprised approximately 0.4% of its fair value and 3.7% of its cost.

        Main Street may periodically provide services, including structuring and advisory services, to its portfolio companies or other third parties. For services that are separately identifiable and evidence exists to substantiate fair value, fee income is recognized as earned, which is generally when the investment or other applicable transaction closes. Fees received in connection with debt financing

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

transactions for services that do not meet these criteria are treated as debt origination fees and are deferred and accreted into income over the life of the financing.

        A presentation of the investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$32,182	$30,067
Dividend income	7,629	5,136
Fee income	2,064	1,602

Total interest, fee and dividend income	$41,875	$36,805

6.     Deferred Financing Costs

        Deferred financing costs include SBIC debenture commitment fees and SBIC debenture leverage fees on the SBIC debentures which are not accounted for under the fair value option under ASC 825 (as discussed further in Note B.11.). These fees are approximately 3.4% of the total comitment and drawn amounts, as applicable. These deferred financing costs have been capitalized and are being amortized into interest expense over the ten year term of each debenture agreement.

        Deferred financing costs also include commitment fees and other costs related to Main Street's multi-year investment credit facility (the "Credit Facility," as discussed further in Note F) and its notes (as discussed further in Note G). These costs have been capitalized and are amortized into interest expense over the term of the individual instrument.

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

        To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the three months ended March 31, 2016 and 2015, approximately 2.6% and 2.8%, respectively, of Main Street's total investment income was attributable to interest income for the accretion of discounts associated with debt investments, net of any premium reduction.

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

        Effective January 1, 2016, Main Street elected early adoption of ASU 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09," as discussed further below in Note B.13.). ASU 2016-09 requires that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement and no longer delay recognition of a tax benefit until the tax benefit is realized through a reduction to taxes payable. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Additionally, ASU 2016-09 allows an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, net of forfeitures, (current GAAP) or account for forfeitures when they occur. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. As such, Main Street has recorded a $1.8 million adjustment to "Net Unrealized Appreciation, Net of Income Taxes" on the consolidated balance sheet to capture the cumulative tax effect as of January 1, 2016. The company has elected to account for forfeitures as they occur and this change had no impact on its consolidated financial statements. The additional amendments (cash flows classification, minimum statutory tax withholding requirements and classification of awards as either a liability or equity) did not have an effect on Main Street's consolidated financial statements.

9.     Income Taxes

        MSCC has elected to be treated for U.S. federal income tax purposes as a RIC. MSCC's taxable income includes the taxable income generated by MSCC and certain of its subsidiaries, including the Funds, which are treated as disregarded entities for tax purposes. As a RIC, MSCC generally will not

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that MSCC distributes to its stockholders. MSCC must generally distribute at least 90% of its "investment company taxable income" (which is generally its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its tax-exempt income to maintain its RIC status (pass-through tax treatment for amounts distributed). As part of maintaining RIC status, undistributed taxable income (subject to a 4% non-deductible U.S Federal excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared on or prior to the later of (i) the filing of the U.S federal income tax return for the applicable fiscal year or (ii) fifteenth day of the ninth month following the close of the year which generated such taxable income.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        In May 2015, the FASB issued ASU 2015-07, Fair Value Measurements—Disclosures for Certain Entities that Calculate Net Asset Value per Share. This amendment updates guidance intended to eliminate the diversity in practice surrounding how investments measured at net asset value under the practical expedient with future redemption dates have been categorized in the fair value hierarchy. Under the updated guidance, investments for which fair value is measured at net asset value per share using the practical expedient should no longer be categorized in the fair value hierarchy, while investments for which fair value is measured at net asset value per share but the practical expedient is not applied should continue to be categorized in the fair value hierarchy. The updated guidance requires retrospective adoption for all periods presented and is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this standard during the three months ended March 31, 2016. There was no impact of the adoption of this new accounting standard on our consolidated financial statements as none of our investments are measured through the use of the practical expedient.

        In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The new guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. Early application is permitted. The impact of the adoption of this new accounting standard on Main Street's consolidated financial statements is currently being evaluated.

        In March 2016, the FASB issued ASU 2016-09, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. The Company elected to early adopt this standard during the three months ended March 31, 2016. See further discussion of the impact of the adoption of this standard in Note B.8.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        As of March 31, 2016 and December 31, 2015, all of Main Street's LMM portfolio investments except for the debt and equity investments in one portfolio company consisted of illiquid securities issued by private companies. Those investments which were the exceptions were in a company with publicly traded equity. As a result, the fair value determination for the LMM portfolio investments primarily consisted of unobservable inputs. The fair value determination for the publicly traded equity security consisted of observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value. As a result, all of Main Street's LMM portfolio investments were categorized as Level 3 as of March 31, 2016 and December 31, 2015, except for the one publicly traded equity security which was categorized as Level 2.

        As of March 31, 2016 and December 31, 2015, Main Street's Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Middle Market portfolio investments were categorized as Level 3 as of March 31, 2016 and December 31, 2015.

        As of March 31, 2016 and December 31, 2015, Main Street's Private Loan portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Private Loan portfolio investments were categorized as Level 3 as of March 31, 2016 and December 31, 2015.

        As of March 31, 2016 and December 31, 2015, Main Street's Other Portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street's Other Portfolio investments were categorized as Level 3 as of March 31, 2016 and December 31, 2015.

        As of March 31, 2016 and December 31, 2015, Main Street's Marketable securities and idle funds investments consisted primarily of investments in publicly traded debt and equity investments. The fair value determination for these investments consisted of a combination of observable inputs in active markets for which sufficient observable inputs were available to determine the fair value of these investments. As a result, all of Main Street's Marketable securities and idle funds investments were categorized as Level 1 as of March 31, 2016 and December 31, 2015.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

appraisals of collateral and fair values as determined by independent third parties, which are not presented in the tables below.

        The following tables provide a summary of the significant unobservable inputs used to fair value Main Street's Level 3 portfolio investments as of March 31, 2016 and December 31, 2015:

Type of Investment	Fair Value as of March 31, 2016 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)	Median(3)
Equity investments	$528,064	Discounted cash flow	Weighted-average cost of capital	10.0% - 27.5%	13.3%	13.6%
		Market comparable / Enterprise Value	EBITDA multiple(1)	4.0x - 8.5x(2)	7.1x	5.5x
Debt investments	$668,040	Discounted cash flow	Risk adjusted discount factor	8.2% - 15.4%(2)	12.0%	11.8%
			Expected principal recovery percentage	12.0% - 100.0%	99.8%	100.0%
Debt investments	$618,957	Market approach	Third party quote	11.3 - 101.0

Total Level 3 investments	$1,815,061

(1)
EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

(2)
Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 4.0x - 18.8x and the range for risk adjusted discount factor is 5.3% - 29.6%.

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

        The following tables provide a summary of changes in fair value of Main Street's Level 3 portfolio investments for the three month periods ended March 31, 2016 and 2015 (amounts in thousands). Net

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

unrealized appreciation (depreciation) is included in the net change in unrealized appreciation (depreciation)—portfolio investments on the consolidated statements of operations.

Type of Investment	Fair Value as of December 31, 2015	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of March 31, 2016
Debt	1,265,544	—	(70,061)	101,465	4,510	(11,905)	(2,556)	1,286,997
Equity	519,966	—	(5,987)	16,959	(16,816)	(1,035)	2,556	515,643
Equity Warrant	10,646	—	—	2,819	—	(1,044)	—	12,421

	1,796,156	—	(76,048)	121,243	(12,306)	(13,984)	—	1,815,061

(1)
Includes the impact of non-cash conversions.

Type of Investment	Fair Value as of December 31, 2014	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of March 31, 2015
Debt	1,147,281	—	(145,175)	283,801	3,796	(1,512)	(4,682)	1,283,509
Equity	391,933	—	(5,950)	24,030	354	15,347	4,435	430,149
Equity Warrant	15,636	—	(449)	1,400	449	(201)	—	16,835

	1,554,850	—	(151,574)	309,231	4,599	13,634	(247)	1,730,493

(1)
Includes the impact of non-cash conversions.

        As of March 31, 2016 and December 31, 2015, the fair value determination for the SBIC debentures recorded at fair value primarily consisted of unobservable inputs. As a result, the SBIC debentures which are recorded at fair value were categorized as Level 3. Main Street determines the fair value of these instruments primarily using a Yield-to-Maturity approach that analyzes the discounted cash flows of interest and principal for each SBIC debenture recorded at fair value based on estimated market interest rates for debt instruments of similar structure, terms, and maturity. Main Street's estimate of the expected repayment date of principal for each SBIC debenture recorded at fair value is the legal maturity date of the instrument. The significant unobservable inputs used in the fair value measurement of Main Street's SBIC debentures recorded at fair value are the estimated market interest rates used to fair value each debenture using the yield valuation technique described above. Significant increases (decreases) in the Yield-to-Maturity valuation inputs in isolation would result in a significantly lower (higher) fair value measurement.

        The following tables provide a summary of the significant unobservable inputs used to fair value Main Street's Level 3 SBIC debentures as of March 31, 2016 and December 31, 2015 (amounts in thousands):

Type of Instrument	Fair Value as of March 31, 2016	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC debentures	$74,006	Discounted cash flow	Estimated market interest rates	4.1% - 5.7%	4.8%

Type of Instrument	Fair Value as of December 31, 2015	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC debentures	$73,860	Discounted cash flow	Estimated market interest rates	4.1% - 5.8%	4.9%

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        The following tables provide a summary of changes for the Level 3 SBIC debentures recorded at fair value for the three month periods ended March 31, 2016 and 2015 (amounts in thousands):

Type of Instrument	Fair Value as of December 31, 2015	Repayments	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of March 31, 2016
SBIC debentures at fair value	$73,860	$—	$—	$146	$74,006

Type of Instrument	Fair Value as of December 31, 2014	Repayments	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of March 31, 2015
SBIC debentures at fair value	$72,981	$—	$—	$693	$73,674

        At March 31, 2016 and December 31, 2015, Main Street's investments and SBIC debentures at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
At March 31, 2016	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$860,746	$—	$3,010	$857,736
Middle Market portfolio investments	579,544	—	—	579,544
Private Loan portfolio investments	271,338	—	—	271,338
Other Portfolio investments	78,651	—	—	78,651
External Investment Manager	27,792	—	—	27,792

Total portfolio investments	1,818,071	—	3,010	1,815,061
Marketable securities and idle funds investments	1,519	1,519	—	—

Total investments	$1,819,590	$1,519	$3,010	$1,815,061

SBIC debentures at fair value	$74,006	$—	$—	$74,006

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

Investment Portfolio Composition

        Main Street's LMM portfolio investments primarily consist of secured debt, equity warrants and direct equity investments in privately held, LMM companies based in the United States. Main Street's LMM portfolio companies generally have annual revenues between $10 million and $150 million, and its LMM investments generally range in size from $5 million to $50 million. The LMM debt investments are typically secured by either a first or second priority lien on the assets of the portfolio company, generally bear interest at fixed rates, and generally have a term of between five and seven years from the original investment date. In most LMM portfolio investments, Main Street receives nominally priced equity warrants and/or makes direct equity investments in connection with a debt investment.

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

        Main Street's external asset management business is conducted through its External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. Main Street has entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with HMS Income Fund, Inc. ("HMS Income"). Through this agreement, Main Street shares employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. In the first quarter of 2014, Main Street began allocating cost to the External Investment Manager pursuant to the sharing agreement. Main Street's total expenses for the three months ended March 31, 2016 and 2015 are net of the costs allocated to the External Investment Manager of $1.2 million and $0.8 million, respectively.

        Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three months ended March 31, 2016 and 2015, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

        The following tables provide a summary of Main Street's investments in the LMM, Middle Market and Private Loan portfolios as of March 31, 2016 and December 31, 2015 (this information excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of March 31, 2016
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	72	84	42
Fair value	$860.7	$579.5	$271.3
Cost	$694.5	$636.3	$294.8
% of portfolio at cost—debt	70.9%	98.0%	93.7%
% of portfolio at cost—equity	29.1%	2.0%	6.3%
% of debt investments at cost secured by first priority lien	91.7%	85.4%	86.7%
Weighted-average annual effective yield(b)	12.4%	8.1%	9.6%
Average EBITDA(c)	$6.1	$94.2	$13.7

(a)
At March 31, 2016, Main Street had equity ownership in approximately 96% of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 35%.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of March 31, 2016, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares of Main Street's common stock will realize on its investment because it does not reflect Main Street's expenses or any sales load paid by an investor.

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including five LMM portfolio companies, four Middle Market portfolio companies and six Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for Main Street's investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

	As of December 31, 2015
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	71	86	40
Fair value	$862.7	$586.9	$248.3
Cost	$685.6	$637.2	$268.6
% of total investments at cost—debt	70.4%	98.3%	94.3%
% of total investments at cost—equity	29.6%	1.7%	5.7%
% of debt investments at cost secured by first priority lien	91.8%	86.6%	87.3%
Weighted-average annual effective yield(b)	12.2%	8.0%	9.5%
Average EBITDA(c)	$6.0	$98.8	$13.1

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

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including five LMM portfolio companies, three Middle Market portfolio companies and six Private Loan portfolio companies as EBITDA is not a meaningful valuation metric for Main Street's investments in these portfolio companies companies, and those portfolio companies whose primary purpose is to own real estate.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        As of March 31, 2016, Main Street had Other Portfolio investments in ten companies, collectively totaling approximately $78.7 million in fair value and approximately $86.6 million in cost basis and which comprised approximately 4.3% of Main Street's Investment Portfolio at fair value. As of December 31, 2015, Main Street had Other Portfolio investments in ten companies, collectively totaling approximately $74.8 million in fair value and approximately $75.2 million in cost basis and which comprised approximately 4.2% of Main Street's Investment Portfolio at fair value.

        As discussed further in Note A.1., Main Street holds an investment in the External Investment Manager, a wholly owned subsidiary that is treated as a portfolio investment. As of March 31, 2016, there was no cost basis in this investment and the investment had a fair value of $27.8 million, which comprised 1.5% of Main Street's Investment Portfolio at fair value. As of December 31, 2015, there was no cost basis in this investment and the investment had a fair value of $27.3 million, which comprised 1.5% of Main Street's Investment Portfolio at fair value.

        The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of March 31, 2016 and December 31, 2015 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	March 31, 2016	December 31, 2015
First lien debt	75.3%	75.8%
Equity	13.4%	13.5%
Second lien debt	9.3%	8.7%
Equity warrants	0.9%	0.9%
Other	1.1%	1.1%

	100.0%	100.0%

Fair Value:	March 31, 2016	December 31, 2015
First lien debt	66.2%	66.1%
Equity	24.2%	24.9%
Second lien debt	8.3%	7.7%
Equity warrants	0.6%	0.6%
Other	0.7%	0.7%

	100.0%	100.0%

        The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of March 31, 2016 and December 31, 2015 (this information excludes the Other

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	March 31, 2016	December 31, 2015
Southwest	31.7%	33.4%
Midwest	18.2%	16.7%
Northeast	18.1%	18.3%
West	14.5%	14.6%
Southeast	13.7%	13.5%
Canada	2.1%	2.2%
Other Non-United States	1.7%	1.3%

	100.0%	100.0%

Fair Value:	March 31, 2016	December 31, 2015
Southwest	34.2%	36.7%
Northeast	16.5%	16.3%
Midwest	16.4%	15.1%
West	16.3%	16.1%
Southeast	13.2%	12.6%
Canada	1.8%	2.0%
Other Non-United States	1.6%	1.2%

	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        Main Street's LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by industry at cost and fair value as of March 31, 2016 and December 31, 2015 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	March 31, 2016	December 31, 2015
Hotels, Restaurants & Leisure	7.6%	7.9%
Energy Equipment & Services	7.3%	7.3%
Machinery	5.9%	5.7%
Media	5.9%	5.6%
IT Services	4.9%	5.1%
Construction & Engineering	4.5%	4.6%
Software	4.2%	4.5%
Electronic Equipment, Instruments & Components	4.2%	4.3%
Specialty Retail	4.0%	5.1%
Health Care Providers & Services	3.8%	4.1%
Internet Software & Services	3.7%	3.1%
Diversified Consumer Services	3.3%	3.7%
Commercial Services & Supplies	3.2%	3.3%
Health Care Equipment & Supplies	3.1%	3.1%
Diversified Telecommunication Services	2.8%	2.9%
Diversified Financial Services	2.8%	2.3%
Auto Components	2.6%	2.7%
Food Products	2.4%	2.4%
Oil, Gas & Consumable Fuels	2.2%	2.1%
Building Products	2.2%	1.9%
Pharmaceuticals	1.8%	1.9%
Professional Services	1.8%	1.9%
Road & Rail	1.6%	1.6%
Consumer Finance	1.6%	0.8%
Leisure Equipment & Products	1.3%	1.1%
Air Freight & Logistics	1.1%	1.1%
Aerospace & Defense	1.0%	1.0%
Other(1)	9.2%	8.9%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Fair Value:	March 31, 2016	December 31, 2015
Hotels, Restaurants & Leisure	7.7%	7.8%
Machinery	7.1%	7.0%
Software	5.7%	5.9%
Energy Equipment & Services	5.6%	6.0%
Diversified Consumer Services	5.5%	5.7%
Media	5.5%	5.1%
Construction & Engineering	5.0%	5.1%
IT Services	4.5%	4.6%
Specialty Retail	4.2%	6.0%
Electronic Equipment, Instruments & Components	3.7%	3.7%
Internet Software & Services	3.5%	2.9%
Health Care Providers & Services	3.2%	3.3%
Commercial Services & Supplies	3.1%	3.1%
Health Care Equipment & Supplies	3.0%	2.9%
Auto Components	3.0%	2.8%
Diversified Financial Services	2.8%	2.2%
Road & Rail	2.6%	2.6%
Diversified Telecommunication Services	2.5%	2.7%
Food Products	2.2%	2.1%
Building Products	2.0%	1.6%
Professional Services	1.8%	1.7%
Pharmaceuticals	1.6%	1.7%
Consumer Finance	1.3%	0.6%
Air Freight & Logistics	1.2%	1.3%
Leisure Equipment & Products	1.2%	1.1%
Oil, Gas & Consumable Fuels	1.0%	1.2%
Other(1)	9.5%	9.3%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

        At March 31, 2016 and December 31, 2015, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

Unconsolidated Significant Subsidiaries

        Main Street's investments are generally in small and mid-sized companies in a variety of industries. In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, Main Street must determine which of its unconsolidated controlled portfolio companies, if any, are considered "significant subsidiaries". In evaluating these unconsolidated controlled portfolio companies, there are three tests utilized to determine if any of Main Street's Control Investments (as defined in Note A, including those unconsolidated controlled portfolio companies in which Main Street does not own greater than 50% of the voting securities) are considered significant subsidiaries: the investment test, the asset test and the income test. Rule 3-09 of Regulation S-X, as interpreted by the SEC, requires Main Street to include separate audited financial statements of an unconsolidated majority-owned subsidiary (Control

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Investments in which Main Street owns greater than 50% of the voting securities) in an annual report if any of the three tests exceed 20% of Main Street's total investments at fair value, total assets or total income, respectively. Rule 4-08(g) of Regulation S-X requires summarized financial information of a Control Investment in an annual report if any of the three tests exceeds 10% of Main Street's annual total amounts and summarized financial information in a quarterly report if any of the three tests exceeds 20% of Main Street's year-to-date total amounts.

        As of March 31, 2016, Main Street had no single Control Investment that represented greater than 20% of its total Investment Portfolio at fair value and no single investment whose total assets represented greater than 20% of its total assets. After performing the income test for the three months ended March 31, 2016, Main Street determined that its income from three of its Control Investments individually generated more than 20% of its total income, primarily due to the unrealized appreciation that was recognized on the investments during the three months ended March 31, 2016. As such, GRT Rubber Technologies LLC and Travis Acquisition LLC were considered significant subsidiaries at the 20% level as of March 31, 2016. Additionally, CBT Nuggets, LLC, an unconsolidated portfolio company that was a Control Investment, but which was not majority-owned by Main Street, was also considered a significant subsidiary at the 20% level as of March 31, 2016.

        The following table shows the summarized financial information for CBT Nuggets, LLC:

	As of March 31, 2016	As of December 31, 2015
	(dollars in thousands)
Balance Sheet Data
Current Assets	$6,072	$4,499
Noncurrent Assets	15,213	16,749
Current Liabilities	16,978	15,490
Noncurrent Liabilities	—	—

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Summary of Operations
Total Revenue	$9,080	$7,839
Gross Profit	7,882	6,740
Income from Operations	3,135	2,688
Net Income	3,264	2,763

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        The following table shows the summarized financial information for GRT Rubber Technologies LLC:

	As of March 31, 2016	As of December 31, 2015
	(dollars in thousands)
Balance Sheet Data
Current Assets	$8,405	$9,729
Noncurrent Assets	35,095	36,129
Current Liabilities	4,532	3,517
Noncurrent Liabilities	19,500	22,812

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Summary of Operations
Total Revenue	$7,000	$8,538
Gross Profit	2,285	2,875
Income from Operations	613	1,247
Net Income	(61)	596

        The following table shows the summarized financial information for Travis Acquisition LLC:

	As of March 31, 2016	As of December 31, 2015
	(dollars in thousands)
Balance Sheet Data
Current Assets	$14,179	$11,861
Noncurrent Assets	17,760	17,911
Current Liabilities	6,715	5,354
Noncurrent Liabilities	9,300	9,536

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Summary of Operations
Total Revenue	$11,974	$10,653
Gross Profit	2,808	2,174
Income from Operations	1,754	1,398
Net Income	1,043	771

NOTE D—EXTERNAL INVESTMENT MANAGER

        As discussed further in Note A.1., the External Investment Manager provides investment management and other services to External Parties. The External Investment Manager is accounted for as a portfolio investment of MSCC since the External Investment Manager conducts all of its investment management activities for External Parties.

        During May 2012, Main Street entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income, a non-publicly traded

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

BDC whose registration statement on Form N-2 was declared effective by the SEC in June 2012, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow it to own a registered investment adviser, Main Street assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on MSCC's ability to meet the source-of-income requirement necessary for it to maintain its RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. Based upon several fee waiver agreements with HMS Income and HMS Adviser, the External Investment Manager did not begin accruing the base management fee and incentive fees, if any, until January 1, 2014. Beginning January 1, 2016, the External Investment Manager conditionally agreed to waive a limited amount of the incentive fees otherwise earned during the three months ended March 31, 2016. During the three months ended March 31, 2016 and 2015, the External Investment Manager earned $2.3 million and $1.4 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser.

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

        Main Street shares employees with the External Investment Manager and allocates costs related to such shared employees to the External Investment Manager generally based on a combination of the direct time spent, new investment origination activity and assets under management, depending on the nature of the expense. For the three months ended March 31, 2016 and 2015, Main Street allocated $1.2 million and $0.8 million of total expenses, respectively, to the External Investment Manager. The total contribution of the External Investment Manager to Main Street's net investment income consists of the combination of the expenses allocated to the External Investment Manager and dividend income from the External Investment Manager. For the three months ended March 31, 2016 and 2015, the total contribution to net investment income was $1.9 million and $1.2 million, respectively.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        Summarized financial information from the separate financial statements of the External Investment Manager as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015 is as follows:

	As of March 31,	As of December 31,
	2016	2015
	(dollars in thousands)
Cash	$31	$31
Taxes receivable	18	—
Accounts receivable—HMS Income	2,254	2,262

Total assets	$2,303	$2,293

Accounts payable to MSCC and its subsidiaries	$1,605	$1,333
Dividend payable to MSCC	698	677
Taxes payable	—	283
Equity	—	—

Total liabilities and equity	$2,303	$2,293

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Management fee income	$2,251	$1,428
Expenses allocated from MSCC or its subsidiaries:
Salaries, share-based compensation and other personnel costs	(728)	(567)
Other G&A expenses	(426)	(260)

Total allocated expenses	(1,154)	(827)

Pre-tax income	1,097	601
Tax expense	(399)	(202)

Net income	$698	$399

NOTE E—SBIC DEBENTURES

        SBIC debentures payable were $225.0 million at both March 31, 2016 and December 31, 2015, respectively. SBIC debentures provide for interest to be paid semi-annually, with principal due at the applicable 10-year maturity date of each debenture. The weighted-average annual interest rate on the SBIC debentures was 4.2% as of both March 31, 2016 and December 31, 2015. The first principal maturity due under the existing SBIC debentures is in 2017, and the remaining weighted-average duration as of March 31, 2016 was approximately 5.3 years. For the three months ended March 31, 2016 and 2015, Main Street recognized interest expense attributable to the SBIC debentures of $2.5 million in each period, respectively. Main Street has incurred upfront leverage and other miscellaneous fees of approximately 3.4% of the debenture principal amount. In accordance with SBA regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA. The Funds are subject to annual compliance examinations by the SBA. There have been no historical findings resulting from these examinations.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        As of March 31, 2016, the recorded value of the SBIC debentures was $223.8 million which consisted of (i) $74.0 million recorded at fair value, or $1.2 million less than the $75.2 million face value of the SBIC debentures held in MSC II, and (ii) $149.8 million reported at face value and held in MSMF. As of March 31, 2016, if Main Street had adopted the fair value option under ASC 825 for all of its SBIC debentures, Main Street estimates the fair value of its SBIC debentures would be approximately $211.8 million, or $13.2 million less than the $225.0 million face value of the SBIC debentures.

NOTE F—CREDIT FACILITY

        Main Street maintains the Credit Facility to provide additional liquidity to support its investment and operational activities. The Credit Facility includes total commitments of $555.0 million from a diversified group of fourteen lenders and matures in September 2020. The Credit Facility also contains an accordion feature which allows Main Street to increase the total commitments under the facility up to $750.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

        Borrowings under the Credit Facility bear interest, subject to Main Street's election, on a per annum basis at a rate equal to the applicable LIBOR rate (0.44% as of March 31, 2016) plus (i) 1.875% (or the applicable base rate (Prime Rate of 3.5% as of March 31, 2016) plus 0.875%) as long as Main Street maintains an investment grade rating and meets certain agreed upon excess collateral and maximum leverage requirements, (ii) 2.0% (or the applicable base rate plus 1.0%) if Main Street maintains an investment grade rating but, does not meet certain excess collateral and maximum leverage requirements or (iii) 2.25% (or the applicable base rate plus 1.25%) if Main Street does not maintain an investment grade rating. Main Street pays unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio of at least 1.5 to 1.0, and (iv) maintaining a minimum tangible net worth. Main Street is in compliance with these covenants. The Credit Facility is provided on a revolving basis through its final maturity date in September 2020, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval.

        At March 31, 2016, Main Street had $306.0 million in borrowings outstanding under the Credit Facility. As of March 31, 2016, if Main Street had adopted the fair value option under ASC 825 for its Credit Facility, Main Street estimates its fair value would approximate its recorded value. Main Street recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs, of $2.1 million and $1.7 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the interest rate on the Credit Facility was 2.3% which is consistent with the average interest rate for the three months ended March 31, 2016. Main Street was in compliance with all financial covenants of the Credit Facility.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE G—NOTES

  6.125% Notes

        In April 2013, Main Street issued $92.0 million, including the underwriters full exercise of their option to purchase additional principal amounts to cover over-allotments, in aggregate principal amount of 6.125% Notes due 2023 (the "6.125% Notes"). The 6.125% Notes are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 6.125% Notes; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 6.125% Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at Main Street's option on or after April 1, 2018. The 6.125% Notes bear interest at a rate of 6.125% per year payable quarterly on January 1, April 1, July 1 and October 1 of each year. The total net proceeds to Main Street from the 6.125% Notes, after underwriting discounts and estimated offering expenses payable by Main Street, were approximately $89.0 million. Main Street has listed the 6.125% Notes on the New York Stock Exchange under the trading symbol "MSCA". Main Street may from time to time repurchase the 6.125% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of March 31, 2016, the outstanding balance of the 6.125% Notes was $90.7 million. As of March 31, 2016, if Main Street had adopted the fair value option under ASC 825 for the 6.125% Notes, Main Street estimates the fair value would be approximately $92.1 million. Main Street recognized interest expense related to the 6.125% Notes, including amortization of deferred loan costs, of $1.5 million for each of the three months ended March 31, 2016 and 2015.

        The indenture governing the 6.125% Notes (the "6.125% Notes Indenture") contains certain covenants, including covenants requiring Main Street's compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 6.125% Notes and the Trustee if Main Street ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 6.125% Notes Indenture. Main Street is in compliance with these covenants.

  4.50% Notes

        In November 2014, Main Street issued $175.0 million in aggregate principal amount of 4.50% unsecured notes due 2019 (the "4.50% Notes") at an issue price of 99.53%. The 4.50% Notes are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 4.50% Notes; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes mature on December 1, 2019, and may be redeemed in whole or in part at any time at Main Street's option subject to certain make whole provisions. The 4.50% Notes bear interest at a rate of 4.50% per year payable semi-annually on June 1 and December 1 of each year. The total net proceeds from the

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.50% Notes, resulting from the issue price and after underwriting discounts and estimated offering expenses payable by us, were approximately $171.2 million. Main Street may from time to time repurchase the 4.50% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of March 31, 2016, the outstanding balance of the 4.50% Notes was $175.0 million. As of March 31, 2016, if Main Street had adopted the fair value option under ASC 825 for the 4.50% Notes, Main Street estimates its fair value would be approximately $180.0 million. Main Street recognized interest expense related to the 4.50% Notes, including amortization of deferred loan costs, of $2.1 million for each of the three months ended March 31, 2016 and 2015.

        The indenture governing the 4.50% Notes (the "4.50% Notes Indenture") contains certain covenants, including covenants requiring Main Street's compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 4.50% Notes and the Trustee if Main Street ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 4.50% Notes Indenture. Main Street is in compliance with these covenants.

NOTE H—FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,
	2016	2015
Per Share Data:
NAV at the beginning of the period	$21.24	$20.85
Net investment income(1)	0.54	0.51
Net realized gain (loss)(1)(2)	0.27	(0.05)
Net change in net unrealized appreciation (depreciation)(1)(2)	(0.52)	0.30
Income tax benefit (provision)(1)(2)	0.04	0.01

Net increase in net assets resulting from operations(1)	0.33	0.77
Dividends paid to stockholders from net investment income	(0.54)	(0.51)
Distributions from capital gains	—	—

Total dividends paid	(0.54)	(0.51)
Accretive effect of public stock offerings (issuing shares above NAV per share)	0.06	0.71
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.02	0.02
Other(3)	0.07	0.03

NAV at the end of the period	$21.18	$21.87

Market value at the end of the period	$31.35	$30.90
Shares outstanding at the end of the period	50,846,000	49,564,361

(1)
Based on weighted average number of common shares outstanding for the period.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(2)
Net realized gains or losses, net change in unrealized appreciation or depreciation, and income taxes can fluctuate significantly from period to period.

(3)
Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date and the impact of the early adoption of the accounting standard ASU 2016-09 in the three months ended March 31, 2016 relating to the accounting for share-based payment transactions (see further discussion in Note B.8.).

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
NAV at end of period	$1,076,998	$1,083,893
Average NAV	$1,073,946	$1,011,938
Average outstanding debt	$772,183	$722,820
Ratio of total expenses, including income tax expense, to average NAV(1)(2)	1.17%	1.32%
Ratio of operating expenses to average NAV(2)(3)	1.38%	1.35%
Ratio of operating expenses, excluding interest expense, to average NAV(2)(3)	0.62%	0.58%
Ratio of net investment income to average NAV(2)	2.53%	2.32%
Portfolio turnover ratio(2)	5.03%	4.30%
Total investment return(2)(4)	9.85%	7.49%
Total return based on change in NAV(2)(5)	1.57%	3.77%

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

(2)
Not annualized.

(3)
Operating expenses include interest, compensation, general and administrative and share-based compensation expenses, net of expenses allocated to the External Investment Manager.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE I—DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

        Main Street paid regular monthly dividends of $0.180 per share in each month of January through March 2016, totaling $27.2 million, or $0.540 per share, for the three months ended March 31, 2016. The first quarter 2016 regular monthly dividends represent a 5.9% increase from the regular monthly dividends paid for the first quarter of 2015. For the three months ended March 31, 2015, Main Street paid total regular monthly dividends of $23.0 million, or $0.510 per share.

        MSCC has elected to be treated for U.S. federal income tax purposes as a RIC. MSCC's taxable income includes the taxable income generated by MSCC and certain of its subsidiaries, including the Funds, which are treated as disregarded entities for tax purposes. As a RIC, MSCC generally will not pay corporate level U.S. federal income taxes on any net ordinary income or capital gains that MSCC distributes to its stockholders. MSCC must generally distribute at least 90% of its "investment company taxable income" (which is generally its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its tax exempt income to maintain its RIC status (pass-through tax treatment for amounts distributed). As part of maintaining RIC status, undistributed taxable income (subject to a 4% non-deductible U.S Federal excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared on or prior to the later of (i) filing of the U.S federal income tax return for the applicable fiscal year or (ii) fifteenth day of the ninth month following the close of the year which generated such taxable income.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        Listed below is a reconciliation of "Net increase in net assets resulting from operations" to taxable income and to total distributions declared to common stockholders for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
	(estimated, dollars in thousands)
Net increase in net assets resulting from operations	$16,812	$35,424
Book tax difference share-based compensation expense	1,589	1,090
Net change in net unrealized appreciation	26,218	(13,762)
Income tax provision (benefit)	(2,263)	(291)
Pre-tax book (income) loss not consolidated for tax purposes	(12,365)	1,376
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	(561)	(601)

Estimated taxable income(1)	29,430	23,236
Taxable income earned in prior year and carried forward for distribution in current year	29,683	38,638
Taxable income earned prior to period end and carried forward for distribution next period	(40,942)	(46,527)
Dividend payable as of period end and paid in the following period	9,113	8,674

Total distributions accrued or paid to common stockholders	$27,284	$24,021

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

        The income tax expense, or benefit, and the related tax assets and liabilities, generated by the Taxable Subsidiaries and MSCP, if any, are reflected in Main Street's consolidated financial statements. For the three months ended March 31, 2016, Main Street recognized a net income tax benefit of $2.3 million, principally consisting of deferred tax benefit of $2.6 million which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries including changes in net operating loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences, partially offset by a $0.4 million provision for other current taxes which is primarily related to a $0.3 million provision for current U.S. federal income and state taxes, and a $0.1 million accrual for excise tax on our estimated spillover taxable income. For the three months ended March 31, 2015, Main Street recognized a net income tax benefit of $0.3 million which principally consisted of a deferred tax benefit of $0.7 million, partially offset by $0.4 million of accruals for current U.S. federal income and excise taxes, state and other taxes.

        The net deferred tax asset at March 31, 2016 and December 31, 2015 was $8.4 million and $4.0 million, respectively, primarily related to net operating loss carryforwards, timing differences in net unrealized appreciation or depreciation and other temporary book tax differences relating to portfolio investments held by the Taxable Subsidiaries. In addition, Main Street recorded a one-time $1.8 million increase to deferred tax assets for previously unrecognized excess tax benefits associated with share-based compensation due to the early adoption of the new accounting standard ASU 2016-09 (See further discussion in Note B.8). For federal income tax purposes, the capital loss carryforward of $8.0 million in the Taxable Subsidiaries as of December 31, 2015 was fully utilized during the three months ended March 31, 2016.

NOTE J—COMMON STOCK

        During November 2015, Main Street entered into a program (the "ATM Program") with underwriters through which it can sell, by means of at-the-market offerings from time to time, up to 1,000,000 shares of its common stock. During the first quarter of 2016, Main Street sold 321,714 shares of its common stock at a weighted-average price of $31.01 per share and raised $10.0 million of gross proceeds under the ATM Program. Net proceeds were $9.8 million after commissions to the underwriter on shares sold and offering costs. As of March 31, 2016, sales transactions representing 78,782 shares had not settled and are not included in shares issued and outstanding on the face of the consolidated balance sheet, but are included in the weighted average shares outstanding on the consolidated statement of operations and in the shares used to calculate net asset value per share. As of March 31, 2016, 537,718 shares were available for sale under the ATM Program.

        During the fourth quarter of 2015, Main Street sold 140,568 shares of its common stock at a weighted-average price of $31.98 per share and raised $4.5 million of gross proceeds under the ATM

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Program. Net proceeds were $4.3 million after commissions to the underwriter on shares sold and offering costs.

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

        For the three months ended March 31, 2016, $3.3 million of the total $27.2 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 113,631 newly issued shares. For the three months ended March 31, 2015, $3.5 million of the total $23.0 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 116,330 newly issued shares and with the purchase of 3,131 shares of common stock in the open market. The shares disclosed above relate only to Main Street's DRIP and exclude any activity related to broker-managed dividend reinvestment plans.

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

        Main Street's Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2015 Equity and Incentive Plan ("the Equity and Incentive Plan"). These shares generally vest over a three-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street's Board of Directors under the

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Equity and Incentive Plan, net of shares forfeited, and the remaining shares of restricted stock available for issuance as of March 31, 2016.

Restricted stock authorized under the plan	3,000,000
Less net restricted stock granted during:
Year ended December 31, 2015	(900)
Three months ended March 31, 2016	(900)

Restricted stock available for issuance as of March 31, 2016	2,998,200

        As of March 31, 2016, the following table summarizes the restricted stock issued to Main Street's independent directors and the remaining shares of restricted stock available for issuance pursuant to the Main Street Capital Corporation 2015 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election to the board and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period.

Restricted stock authorized under the plan	300,000
Less net restricted stock granted during:
Year ended December 31, 2015	(6,806)

Restricted stock available for issuance as of March 31, 2016	293,194

        For the three months ended March 31, 2016 and 2015, Main Street recognized total share-based compensation expense of $1.6 million and $1.3 million, respectively, related to the restricted stock issued to Main Street employees and independent directors.

        As of March 31, 2016, there was $10.5 million of total unrecognized compensation expense related to Main Street's non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 2.1 years as of March 31, 2016.

NOTE M—COMMITMENTS AND CONTINGENCIES

        At March 31, 2016, Main Street had the following outstanding commitments (in thousands):

Amount
Investments with equity capital commitments that have not yet funded:
Encap Energy Fund Investments
EnCap Energy Capital Fund VIII, L.P.	$857
EnCap Energy Capital Fund VIII Co-Investors, L.P.	140
EnCap Energy Capital Fund IX, L.P.	2,055
EnCap Energy Capital Fund X, L.P.	8,930
EnCap Flatrock Midstream Fund II, L.P.	7,888
EnCap Flatrock Midstream Fund III, L.P.	6,482

$26,352
Congruent Credit Opportunities Funds
Congruent Credit Opportunities Fund II, LP	$8,488

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Amount
Congruent Credit Opportunities Fund III, LP	17,980

$26,468
Freeport Fund Investments
Freeport First Lien Loan Fund III LP	$8,936
Freeport Financial SBIC Fund LP	1,375

$10,311
I-45 SLF LLC	$7,800
Dos Rios Partners
Dos Rios Partners, LP	$3,416
Dos Rios Partners—A, LP	1,085

$4,501
Brightwood Capital Fund III, LP	$3,750
EIG Fund Investments	$2,220
LKCM Headwater Investments I, L.P.	$2,500
Access Media Holdings, LLC	$1,485

Total equity commitments	$85,387
Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:
Volusion, LLC	$7,000
CapFusion, LLC	6,400
Barfly Ventures, LLC	4,594
Arcus Hunting LLC	4,139
UniRush, LLC	4,000
Apex Linen Service, Inc.	3,200
Buca C, LLC	2,670
Hojeij Branded Foods, LLC	2,028
Applied Products, Inc.	2,000
Mid-Columbia Lumber Products, LLC	2,000
PT Network, LLC	1,938
Datacom, LLC	1,800
Glowpoint, Inc.	1,600
IDX Broker, LLC	1,500
LaMi Products, LLC	1,765
Messenger, LLC	1,417
Grace Hill, LLC	1,327
Lamb's Venture, LLC	1,000
Minute Key, Inc.	800
HW Temps LLC	800
Mystic Logistics, Inc.	800

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Amount
Guerdon Modular Holdings, Inc.	640
Jackmont Hospitality, Inc.	593
Vision Interests, Inc.	525
Insurance Technologies, LLC	522
UniTek Global Services, Inc.	483
Subsea Global Solutions, LLC	421
AccuMED Corp.	250
Garreco, LLC	200
Brainworks Software, LLC	111

Total loan commitments	$56,523

Total commitments	$141,910

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

NOTE N—RELATED PARTY TRANSACTIONS

        As discussed further in Note D, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of Main Street's Investment Portfolio. At March 31, 2016, Main Street had a receivable of $2.3 million due from the External Investment Manager which included approximately $1.6 million related primarily to operating expenses incurred by MSCC or its subsidiaries required to support the External Investment Manager's business, along with dividends declared but not paid by the External Investment Manager of approximately $0.7 million.

        In November 2015, Main Street's board of directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the "2015 Deferred Compensation Plan"). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the board of directors in June 2013 (the "2013 Deferred Compensation Plan"). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of March 31, 2016, $1.1 million of compensation and fees had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $1.05 million of this deferred compensation and fees was deferred into phantom Main Street stock units, representing 34,645 shares of our common stock. Any deferred amounts under the plan represented by our shares of common stock will not be issued or included as outstanding on the consolidated statement of changes in net assets until such

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

shares are actually distributed to the participant in accordance with the plan, but are included in operating expenses and weighted average shares outstanding on our consolidated statement of operations as earned.

NOTE O—SUBSEQUENT EVENTS

        In April 2016, Main Street led a new portfolio investment totaling $6.0 million of invested capital to facilitate the majority recapitalization of BBB Tank Services, LLC ("BBB"), with Main Street funding $4.8 million of the investment. Main Street's investment in BBB included a combination of first-lien, senior secured term debt and a direct equity investment. Main Street and its co-investor are also providing BBB an undrawn revolving line of credit to support its future working capital needs. Headquartered in Baytown, Texas, and founded in 2001, BBB provides products and services to the above-ground storage tank market. BBB's products and services include routine and emergency maintenance and repairs, replacement seals for floating roofs, application of protective coatings, and new tank construction and are provided primarily to owners of storage terminals that hold crude, refined petroleum products, chemicals and other commodities.

        In April 2016, Safety Holdings, Inc., doing business as SambaSafety® ("SambaSafety"), completed a transaction with a private equity group to complete a majority recapitalization of SambaSafety. This transaction resulted in the repayment of Main Street's debt investment and the exit of Main Street's equity investment in SambaSafety. SambaSafety's innovative Software as a Service ("SaaS") solutions provide driver risk technology and information to employers, insurance, background screeners and fleet management companies. This enables companies with commercial and non-commercial fleets to easily identify and address unsafe driving behavior and take the appropriate actions necessary to maintain the safety of drivers, passengers and the communities in which they live and work. Additionally, SambaSafety solutions provide the insights insurance carriers need to accurately price risk throughout the insurance policy lifecycle. Main Street made its initial investment in SambaSafety in November 2011 and the majority recapitalization transaction resulted in realized value received by Main Street that is consistent with the fair market values for its investments in SambaSafety as of March 31, 2016.

        In April 2016, Main Street led a new portfolio investment totaling $16.4 million of invested capital to facilitate the management-led buyout of Gulf Publishing Company ("Gulf") and The Petroleum Economist Limited ("Petroleum Economist", and together with Gulf, the "Companies"), with Main Street funding $13.1 million of the investment. Main Street's investment in the Companies included a combination of first-lien, senior secured term debt and a direct equity investment. Headquartered in Houston, Texas, Gulf Publishing Company was incorporated in 1916 by a team of oil company executives and oilfield equipment manufacturers as wildcat discoveries were being made along the Houston Ship Channel. Today, Gulf Publishing produces and distributes leading trade journals, industry research, databases, software, conferences and events designed for the needs of the energy industry.

        During April 2016, Main Street declared a semi-annual supplemental cash dividend of $0.275 per share payable in June 2016. This supplemental cash dividend is in addition to the previously announced regular monthly cash dividends that Main Street declared for the second quarter of 2016 of $0.180 per share for each of April, May and June 2016.

        In May 2016, Main Street declared regular monthly dividends of $0.180 per share for each month of July, August and September of 2016. These regular monthly dividends equal a total of $0.540 per share for the third quarter of 2016 and represent a 2.9% increase from the regular monthly dividends declared for the third quarter of 2015. Including the regular monthly dividends declared for the first quarter of 2016, Main Street will have paid $17.775 per share in cumulative dividends since its October 2007 initial public offering.

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments In and Advances to Affiliates
March 31, 2016
(dollars in thousands)
(Unaudited)

Company	Investment(1)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2015 Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2016 Fair Value
Control Investments
Majority-owned investments
Café Brazil, LLC	Member Units	203	7,330	—	760	6,570

GRT Rubber Technologies LLC	LIBOR Plus 9.00% (Floor 1.00%)	413	15,988	134	2,219	13,903
	Member Units	112	15,580	2,450	—	18,030

Hydratec, Inc.	Common Stock	455	14,950	460	—	15,410

IDX Broker, LLC	12.5% Secured Debt	365	11,350	5	5	11,350
	Member Units	—	6,440	—	—	6,440

Jensen Jewelers of Idaho, LLC	Prime Plus 6.75% (Floor 2.00%)	119	4,055	508	158	4,405
	Member Units	52	4,750	450	—	5,200

Lamb's Venture, LLC	11% Secured Debt	220	7,962	1	114	7,849
	Preferred Equity	—	328	—	—	328
	Member Units	—	4,690	470	—	5,160
	9.5% Secured Debt	22	919	—	13	906
	Member Units	14	1,240	—	—	1,240

Lighting Unlimited, LLC	8% Secured Debt	31	1,514	—	—	1,514
	Preferred Equity	—	430	—	—	430
	Warrants	—	40	—	10	30
	Member Units	(81)	350	—	90	260

Mid-Columbia Lumber	10% Secured Debt	44	1,750	—	—	1,750
Products, LLC	12% Secured Debt	118	3,900	—	—	3,900
	Member Units	—	2,580	—	160	2,420
	9.5% Secured Debt	21	881	—	11	870
	Member Units	5	550	—	—	550

MSC Adviser I, LLC	Member Units	698	27,272	520	—	27,792

Mystic Logistics Holdings, LLC	12% Secured Debt	297	9,448	9	9	9,448
	Common Stock	8	5,970	—	580	5,390

NRP Jones, LLC	6% Current / 6% PIK Secured Debt	467	12,948	134	—	13,082
	Warrants	—	450	—	300	150
	Member Units	—	1,480	—	990	490

PPL RVs, Inc.	11.1% Secured Debt	272	9,710	—	—	9,710
	Common Stock	—	9,770	290	—	10,060

Principle Environmental, LLC	12% Secured Debt	144	4,060	21	21	4,060
	12% Current / 2% PIK Secured Debt	118	3,310	18	1	3,327
	Preferred Member Units	—	6,060	—	1,460	4,600
	Warrants	—	310	—	190	120

Quality Lease Service, LLC	8% PIK Secured Debt	126	6,538	126	—	6,664
	Member Units	—	2,638	—	—	2,638

Southern RV, LLC	13% Secured Debt	157	11,400	104	11,504	—
	Member Units	957	15,100	(1,417)	13,683	—
	13% Secured Debt	45	3,250	30	3,280	—
	Member Units	—	1,200	—	1,200	—

The MPI Group, LLC	9% Secured Debt	66	2,921	—	—	2,921
	Series A Preferred Units	—	690	—	—	690
	Warrants	—	—	—	—	—
	Member Units	31	2,230	70		2,300

Travis Acquisition LLC	12% Secured Debt	108	3,513	5	120	3,398
	Member Units	25	14,480	2,840	—	17,320

Uvalco Supply, LLC	9% Secured Debt	28	1,314	—	107	1,207
	Member Units	51	5,460	250	—	5,710

Company	Investment(1)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2015 Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2016 Fair Value
Vision Interests, Inc.	13% Secured Debt	105	3,052	5	—	3,057
	Series A Preferred Stock	—	3,550	—	—	3,550
	Common Stock	—	210	1	—	211

Ziegler's NYPD, LLC	6.5% Secured Debt	17	992	—	—	992
	12% Secured Debt	15	500	—	—	500
	14% Secured Debt	97	2,750	—	—	2,750
	Warrants	—	50	100	—	150
	Preferred Member Units	—	3,400	—	—	3,400

Other controlled investments
Access Media Holdings, LLC	5.00% Current / 5.00% PIK Secured Debt	$554	$20,380	$271		$20,651
	Preferred Member Units	—	2,000	765	635	2,130
	Member Units	—	—	—	—	—

AmeriTech College, LLC	10% Secured Debt	13	514	—	—	514
	10% Secured Debt	12	489	—	—	489
	10% Secured Debt	76	3,025	—	—	3,025
	Preferred Member Units	29	2,291	—	—	2,291

ASC Interests, LLC	11% Secured Debt	75	2,500	5	255	2,250
	Member Units	35	2,230	330	—	2,560

Bond-Coat, Inc.	12% Secured Debt	360	11,596	8	8	11,596
	Common Stock	—	9,140	—	1,650	7,490

CBT Nuggets, LLC	Member Units	1,611	42,120	3,630	—	45,750

CMS Minerals LLC	Preferred Member Units	1,013	6,914	—	1,164	5,750

Datacom, LLC	5.25% Current / 5.25% PIK Secured Debt	317	10,970	56	216	10,810
	Class A Preferred Member Units	—	1,181	43	—	1,224
	Class B Preferred Member Units	—	5,079	—	477	4,602

Garreco, LLC	14% Secured Debt	212	5,739	6	—	5,745
	Member Units	5	1,270	—	180	1,090

Gulf Manufacturing, LLC	9% PIK Secured Debt	18	777	—	—	777
	Member Units	—	13,770	—	2,810	10,960

Harrison Hydra-Gen, Ltd.	9% Secured Debt	9	5,010	—	5,010	—
	Preferred Stock	2	1,361	2	1,363	—
	Common Stock	—	2,600	100	—	2,700

Hawthorne Customs and	Member Units	12	460	—	180	280
Dispatch Services, LLC	Member Units	35	2,220	—	—	2,220

HW Temps LLC	LIBOR Plus 9.50% (Floor 1.00%)	270	9,884	4	—	9,888
	Preferred Member Units	198	3,942	1,008	—	4,950

Indianapolis Aviation	15% Secured Debt	123	3,100	5	5	3,100
Partners, LLC	Warrants	—	2,540	—	—	2,540

Marine Shelters Holdings, LLC	12% PIK Secured Debt	285	8,870	285	245	8,910
(LoneStar Marine Shelters)	Preferred Member Units	—	4,881	—	1,080	3,801

MH Corbin Holding LLC	10% Secured Debt	358	13,869	7	175	13,701
	Preferred Member Units	35	6,000	—	—	6,000

NAPCO Precast, LLC	Prime Plus 2.00% (Floor 7.00%)	79	4,005	—	936	3,069
	18% Secured Debt	214	4,924	—	453	4,471
	Member Units	2	8,590	470	—	9,060

NRI Clinical Research, LLC	14% Secured Debt	173	4,539	12	108	4,443
	Warrants	—	340	40	—	380
	Member Units	—	1,342	80	—	1,422

OMi Holdings, Inc.	Common Stock	—	13,640	930	—	14,570

Pegasus Research Group,	Member Units	221	6,840	1,190	—	8,030
LLC (Televerde)

River Aggregates, LLC	Zero Coupon Secured Debt	17	556	17	—	573
	Member Units	115	3,830	260	—	4,090
	Member Units		2,360	80	—	2,440

SoftTouch Medical Holdings LLC	LIBOR Plus 9.00% (Floor 1.00%)	192	8,010	65	—	8,075
	Member Units	—	5,710	1,770	—	7,480

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period		—	—	—	—	—

		$12,615	$555,011	$19,023	$53,935	$520,099

Company	Investment(1)	Amount of Interest, Fee or Dividends Credited to Income(2)	December 31, 2015 Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2016 Fair Value
Affiliate Investments
AFG Capital Group, LLC	11% Secured Debt	$382	$12,790	$18	$—	$12,808
	Warrants	—	490	40	—	530
	Member Units	—	2,020	160	—	2,180

Barfly Ventures, LLC	12% Secured Debt	529	4,042	4	94	3,952
	Options	—	—	470		470
	Warrants	—	473	—	233	240

Boss Industries, LLC	Preferred Member Units	43	2,586	43	179	2,450

Bridge Capital Solutions	13% Secured Debt	249	6,890	110	—	7,000
Corporation	Warrants	—	1,300	80	—	1,380

Buca C, LLC	LIBOR Plus 7.25% (Floor 1.00%)	546	25,299	231	—	25,530
	Preferred Member Units	55	3,711	2,059	—	5,770

CAI Software LLC	12% Secured Debt	139	4,661	4	325	4,340
	Member Units	12	1,000	300	—	1,300

CapFusion, LLC	13% Secured Debt	150	—	8,302	—	8,302
	Warrants	—	—	1,200	—	1,200

Chandler Signs Holdings, LLC	12% Secured Debt	178	—	4,456	—	4,456
	Class A Units	—	—	1,500	—	1,500

Condit Exhibits, LLC	Member Units	17	1,010	—	—	1,010

Congruent Credit Opportunities	LP Interests (Fund II)	250	2,834	—	1,185	1,649
Funds	LP Interests (Fund III)	205	12,024	—	121	11,903

Daseke, Inc.	12% Current / 2.5% PIK Secured Debt	799	21,253	155	20	21,388
	Common Stock		22,660	—	—	22,660

Dos Rios Partners	LP Interests (Fund)	—	2,031	1,070	519	2,582
	LP Interests (Fund A)	—	648	340	—	988

East Teak Fine Hardwoods, Inc.	Common Stock	4	860	—	—	860

East West Copolymer &	12% Secured Debt	298	9,463	7	—	9,470
Rubber, LLC	Warrants	—	50	—	—	50

EIG Traverse Co-Investment, L.P.	LP Interests	231	4,755	5,050	—	9,805

Freeport Financial Funds	LP Interests (Fund)	130	6,045	—	277	5,768
	LP Interests (Fund III)	98	2,077	1,487	—	3,564

Gault Financial, LLC (RMB	10% Secured Debt	383	10,930	39	—	10,969
Capital, LLC)	Warrants	—	—	—	—	—

Glowpoint, Inc.	8% Secured Debt	10	397	—	—	397
	12% Secured Debt	279	8,929	5	294	8,640
	Common Stock	—	3,840	—	830	3,010

Guerdon Modular Holdings, Inc.	LIBOR Plus 8.50% (Floor 1.00%)	15	(15)	961	—	946
	13% Secured Debt	348	10,295	5	—	10,300
	Common Stock		1,990	—	780	1,210

Houston Plating and	Member Units	(24)	8,440	—	2,360	6,080
Coatings, LLC

I-45 SLF LLC	Member units	433	7,200	2,000	164	9,036

Indianhead Pipeline	12% Secured Debt	209	5,853	32	225	5,660
Services, LLC	Preferred Member Units	19	2,302	267	—	2,569
	Warrants	—	—	—	—	—
	Member Units	—	—	—	—	—

KBK Industries, LLC	12.5% Secured Debt	182	5,900	3	3	5,900
	Member Units	—	3,680	—	170	3,510

L.F. Manufacturing	Member Units	—	1,485	185	—	1,670
Holdings, LLC

MPS Denver, LLC	Member Units	—	1,130	—	290	840

OnAsset Intelligence, Inc.	12% PIK Secured Debt	123	4,006	123	—	4,129
	Preferred Stock	—	1,380	—	—	1,380
	Warrants	—	—	—	—	—

OPI International Ltd.	10% Unsecured Debt	12	473	—	—	473
	Common Stock	—	3,200	—	—	3,200

Company	Investment(1)	Amount of Interest, Fee or Dividends Credited to Income(2)	December 31, 2015 Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2016 Fair Value
PCI Holding Company, Inc.	12% Secured Debt	134	—	12,870	—	12,870
	Preferred Stock	142	4,887	142	939	4,090

Radial Drilling Services Inc.	12% Secured Debt	5	1,500	5	—	1,505
	Warrants	—	—	—	—	—

Rocaceia, LLC (Quality Lease	12% Secured Debt	—	250	—	—	250
and Rental Holdings, LLC)	Preferred Member Units	—	—	—	—	—

Samba Holdings, Inc.	12.5% Secured Debt	791	24,662	32	932	23,762
	Common Stock	—	30,220	—	—	30,220

Tin Roof Acquisition Company	12% Secured Debt	436	13,807	15	105	13,717
	Class C Preferred Stock	63	2,477	62	—	2,539

UniTek Global Services, Inc.	LIBOR Plus 7.50% (Floor 1.00%)	61	2,812	—	—	2,812
	LIBOR Plus 8.50% (Floor 1.00%)	34	1,255	3	—	1,258
	15% PIK Unsecured Debt	26	638	24	—	662
	Preferred Stock	—	5,540	260	—	5,800
	Common Stock	—	—	1,120	—	1,120

Universal Wellhead Services	Class A Preferred Units	—	3,000	—	980	2,020
Holdings, LLC

Volusion, LLC	10.5% Secured Debt	527	16,199	62	—	16,261
	Preferred Member Units	—	14,000	—	—	14,000
	Warrants	—	1,400	—	—	1,400

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period		—	(4,515)	—	—	—

		$8,523	$350,519	$45,301	$11,025	$389,310

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

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information in this section contains forward-looking statements that involve risks and uncertainties. Please see "Risk Factors" and "Cautionary Statement Concerning Forward-Looking Statements" in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the "SEC") on February 26, 2016, for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the consolidated financial statements and related notes and other financial information included in the Annual Report on Form 10-K for the year ended December 31, 2015.

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

        MSCC was formed in March 2007 to operate as an internally managed business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). MSCC wholly owns several investment funds, including Main Street Mezzanine Fund, LP ("MSMF") and Main Street Capital II, LP ("MSC II" and, together with MSMF, the "Funds"), and each of their general partners. The Funds are each licensed as a Small Business Investment Company ("SBIC") by the United States Small Business Administration ("SBA"). Because MSCC is internally managed, all of the executive officers and other employees are employed by MSCC. Therefore, MSCC does not pay any external investment advisory fees but instead directly incurs the operating costs associated with employing investment and portfolio management professionals.

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

        Unless otherwise noted or the context otherwise indicates, the terms "we," "us," "our," the "Company" and "Main Street" refer to MSCC and its consolidated subsidiaries, which include the Funds and the Taxable Subsidiaries.

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

        Our external asset management business is conducted through the External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. We have entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with HMS Income Fund, Inc. ("HMS Income"). Through this agreement, we share employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities.

        The following tables provide a summary of our investments in the LMM, Middle Market and Private Loan portfolios as of March 31, 2016 and December 31, 2015 (this information excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of March 31, 2016
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	72	84	42
Fair value	$860.7	$579.5	$271.3
Cost	$694.5	$636.3	$294.8
% of portfolio at cost—debt	70.9%	98.0%	93.7%
% of portfolio at cost—equity	29.1%	2.0%	6.3%
% of debt investments at cost secured by first priority lien	91.7%	85.4%	86.7%
Weighted-average annual effective yield(b)	12.4%	8.1%	9.6%
Average EBITDA(c)	$6.1	$94.2	$13.7

(a)
At March 31, 2016, we had equity ownership in approximately 96% of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 35%.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of March 31, 2016, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares of our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including five LMM portfolio companies, four Middle Market portfolio companies and six Private Loan portfolio companies, as

  EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

	As of December 31, 2015
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	71	86	40
Fair value	$862.7	$586.9	$248.3
Cost	$685.6	$637.2	$268.6
% of total investments at cost—debt	70.4%	98.3%	94.3%
% of total investments at cost—equity	29.6%	1.7%	5.7%
% of debt investments at cost secured by first priority lien	91.8%	86.6%	87.3%
Weighted-average annual effective yield(b)	12.2%	8.0%	9.5%
Average EBITDA(c)	$6.0	$98.8	$13.1

(a)
At December 31, 2015, we had equity ownership in approximately 96% of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 36%.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31 2015, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares of our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

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

        As of March 31, 2016, we had Other Portfolio investments in ten companies, collectively totaling approximately $78.7 million in fair value and approximately $86.6 million in cost basis and which comprised approximately 4.3% of our Investment Portfolio (as defined in "—Critical Accounting Policies—Basis of Presentation" below) at fair value. As of December 31, 2015, we had Other Portfolio investments in ten companies, collectively totaling approximately $74.8 million in fair value and approximately $75.2 million in cost basis and which comprised approximately 4.2% of our Investment Portfolio at fair value.

        As previously discussed, the External Investment Manager is a wholly owned subsidiary that is treated as a portfolio investment. As of March 31, 2016, there was no cost basis in this investment and the investment had a fair value of $27.8 million, which comprised 1.5% of our Investment Portfolio at fair value. As of December 31, 2015, there was no cost basis in this investment and the investment had a fair value of $27.3 million, which comprised 1.5% of our Investment Portfolio at fair value.

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

        Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio. For each of the three months ended March 31, 2016 and 2015, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.4% on an annualized basis.

        During May 2012, we entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income, a non-publicly traded BDC whose registration statement on Form N-2 was declared effective by the SEC in June 2012, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow us to own a registered investment adviser, we assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on our ability to meet the source-of-income requirement necessary for us to maintain our RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. Based upon several fee waiver agreements with HMS Income and HMS Adviser, the External Investment Manager did not begin accruing the base management fee and incentive fees, if any, until January 1, 2014. Beginning January 1, 2016, the External Investment Manager conditionally agreed to waive a limited amount of the incentive fees otherwise earned during the three months ended March 31, 2016. During the three months ended March 31, 2016 and 2015, the External Investment Manager earned $2.3 million and $1.4 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser.

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

CRITICAL ACCOUNTING POLICIES

  Basis of Presentation

        Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For each of the periods presented herein, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of our investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments, and the investment in the External Investment Manager, but excludes all "Marketable securities and idle funds investments". "Marketable securities and idle funds investments" are classified as financial instruments and are reported separately on our consolidated balance sheets and consolidated schedules of investments due to the nature of such investments. Our results of operations and cash flows for the three months ended March 31, 2016 and 2015 and financial position as of March 31, 2016 and December 31, 2015, are presented on a consolidated basis. The effects of all intercompany transactions between us and our consolidated subsidiaries have been eliminated in consolidation.

        Our accompanying unaudited consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

  Investment Portfolio Valuation

        The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. As of both March 31, 2016 and December 31, 2015, our Investment Portfolio valued at fair value represented approximately 96% of our total assets. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See "Note B.1.—Valuation of the Investment Portfolio" in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

        Our Board of Directors has the final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our Investment Portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our Investment Portfolio as of March 31, 2016 and December 31, 2015 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

  Payment-in-Kind ("PIK") Interest and Cumulative Dividends

        We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended March 31, 2016 and 2015, (i) approximately 3.1% and 2.2%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 0.8% and 1.0%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.

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

        Our external asset management business is conducted through the External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. We have entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with HMS Income. Through this agreement, we share employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. In the first quarter of 2014, we began allocating costs to the External Investment Manager pursuant to the sharing agreement. Our total expenses for the three months ended March 31, 2016 and 2015 are net of expenses allocated to the External Investment Manager of $1.2 million and $0.8 million, respectively. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses allocated to the External Investment Manager and dividend income from the External Investment Manager. For the three months ended March 31, 2016 and 2015, the total contribution to our net investment income was $1.9 million and $1.2 million, respectively.

        The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments as of March 31, 2016 and December 31, 2015 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	March 31, 2016	December 31, 2015
First lien debt	75.3%	75.8%
Equity	13.4%	13.5%
Second lien debt	9.3%	8.7%
Equity warrants	0.9%	0.9%
Other	1.1%	1.1%

	100.0%	100.0%

Fair Value:	March 31, 2016	December 31, 2015
First lien debt	66.2%	66.1%
Equity	24.2%	24.9%
Second lien debt	8.3%	7.7%
Equity warrants	0.6%	0.6%
Other	0.7%	0.7%

	100.0%	100.0%

        Our LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments carry a number of risks including: (1) investing in companies which may have limited operating histories and financial resources; (2) holding investments that generally are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment grade debt and equity investments in our Investment Portfolio. Please see "Risk Factors—Risks Related to Our Investments" contained in our Form 10-K for the fiscal year ended December 31, 2015 and "Risk Factors" below for a more complete discussion of the risks involved with investing in our Investment Portfolio.

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

        The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of March 31, 2016 and December 31, 2015:

	As of March 31, 2016		As of December 31, 2015
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
		(dollars in thousands)
1	$304,597	35.5%	$332,606	38.6%
2	231,931	26.9%	143,268	16.6%
3	211,116	24.5%	277,160	32.1%
4	105,838	12.3%	107,926	12.5%
5	7,264	0.8%	1,750	0.2%

Total	$860,746	100.0%	$862,710	100.0%

        Based upon our investment rating system, the weighted-average rating of our LMM portfolio was approximately 2.2 as of both March 31, 2016 and December 31, 2015.

        As of March 31, 2016, our total Investment Portfolio had six investments on non-accrual status, which comprised approximately 0.5% of its fair value and 3.8% of our cost . As of December 31, 2015, our total Investment Portfolio had six investments on non-accrual status, which comprised approximately 0.4% of its fair value and 3.7% of its cost.

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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

  Comparison of the three months ended March 31, 2016 and March 31, 2015

	Three Months Ended March 31,		Net Change
	2016	2015	Amount	%
	(dollars in thousands)
Total investment income	$42,006	$37,179	$4,827	13%
Total expenses	(14,842)	(13,688)	(1,154)	8%

Net investment income	27,164	23,491	3,673	16%
Net realized gain (loss) from investments	13,603	(2,120)	15,723
Net change in net unrealized appreciation (depreciation) from:
Portfolio investments	(27,529)	14,204	(41,733)
SBIC debentures and marketable securities and idle funds	1,311	(442)	1,753

Total net change in net unrealized appreciation (depreciation)	(26,218)	13,762	(39,980)
Income tax benefit (provision)	2,263	291	1,972

Net increase in net assets resulting from operations	$16,812	$35,424	$(18,612)	–53%

	Three Months Ended March 31,		Net Change
	2016	2015	Amount	%
	(dollars in thousands, except per share amounts)
Net investment income	$27,164	$23,491	$3,673	16%
Share-based compensation expense	1,589	1,263	326	26%

Distributable net investment income(a)	$28,753	$24,754	$3,999	16%

Distributable net investment income per share—Basic and diluted(a)	$0.57	$0.54	$0.03	6%

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

  Investment Income

        For the three months ended March 31, 2016, total investment income was $42.0 million, a 13% increase over the $37.2 million of total investment income for the corresponding period of 2015. This comparable period increase was principally attributable to (i) a $2.1 million increase in interest income primarily related to higher average levels of portfolio debt investments, (ii) a $2.5 million increase in dividend income from Investment Portfolio equity investments and (iii) a $0.5 million increase in fee income. The $4.8 million increase in total investment income in the three months ended March 31, 2016 includes a consistent amount of investment income from accelerated prepayment and repricing activity for certain Investment Portfolio debt investments when compared to the same period in 2015.

  Expenses

        For the three months ended March 31, 2016, total expenses increased to $14.8 million from $13.7 million for the corresponding period of 2015. This comparable period increase in operating expenses was principally attributable to (i) a $0.4 million increase in interest expense, primarily due to an increase in interest expense on the Credit Facility generally due to the higher average balance outstanding on the Credit facility in three months ended March 31, 2016 when compared to the prior year, (ii) a $0.4 million increase in general and other administrative expenses, (iii) a $0.3 million increase in compensation expense related primarily to increases in the number of personnel and base compensation levels and (iv) a $0.3 million increase in share-based compensation expense, with these increases partially offset by a $0.3 million increase in the expenses allocated to the External Investment Manager (see further discussion in "Overview"), in each case when compared to the prior year. For each of the three months ended March 31, 2016 and 2015, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.4% on an annualized basis.

  Distributable Net Investment Income

        For the three months ended March 31, 2016, distributable net investment income increased 16% to $28.8 million, or $0.57 per share, compared with $24.8 million, or $0.54 per share, in the corresponding period of 2015. The increase in distributable net investment income was primarily due to the higher level of total investment income, partially offset by higher operating expenses as discussed above. Distributable net investment income on a per share basis for the three months ended March 31, 2016 reflects a greater number of average shares outstanding compared to the corresponding period in 2015 primarily due to the March 2015 equity offering, shares issued through the ATM Program (as defined in "—Liquidity and Capital Resources—Capital Resources" below) and shares issued pursuant to our dividend reinvestment plan.

  Net Investment Income

        Net investment income for the three months ended March 31, 2016 was $27.2 million, or a 16% increase, compared to net investment income of $23.5 million for the corresponding period of 2015. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses as discussed above.

  Net Increase in Net Assets Resulting from Operations

        The net increase in net assets resulting from operations during the three months ended March 31, 2016 was $16.8 million, or $0.33 per share, compared with $35.4 million, or $0.77 per share, during the three months ended March 31, 2015. This $18.6 million decrease from the prior year period was primarily the result of a $40.0 million decrease in net change in unrealized appreciation (depreciation) to net unrealized depreciation of $26.2 million for the three months ended March 31, 2016, partially offset by (i) a $3.7 million increase in net investment income as discussed above, (ii) a $15.7 million increase in the net realized gain (loss) from investments from a net realized loss of $2.1 million during the three months ended March 31, 2015 to a net realized gain of $13.6 million for the three months ended March 31, 2016 and (iii) a $2.0 million increase in the income tax benefit from the prior year. The net realized gain of $13.6 million for the three months ended March 31, 2016 was primarily the result of (i) the net realized gain on the exit of a LMM investment totaling $14.4 million and (ii) the net realized gain of $1.3 million due to activity in our Other Portfolio, partially offset by (i) the net realized loss of $1.6 million on the exit of a Marketable securities and idle funds investment and (ii) the net realized loss of $0.9 million relating to the restructure of a Middle Market investment.

        The following table provides a summary of the total unrealized depreciation of $26.2 million for the three months ended March 31, 2016:

	Three Months Ended March 31, 2016
	LMM(a)	Middle Market	Private Loan	Other(b)	Total
	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized gains/losses recognized during period	$(14.4)	$2.9	$—	$(1.2)	$(12.7)
Net unrealized appreciation (depreciation) relating to portfolio investments	3.5	(9.3)	(3.2)	(5.8)	(14.8)

Total net change in unrealized appreciation (depreciation) relating to portfolio investments	$(10.9)	$(6.4)	$(3.2)	$(7.0)	$(27.5)

Net unrealized appreciation relating to marketable securities					1.4
Unrealized depreciation relating to SBIC debentures(c)					(0.1)

Total net change in unrealized appreciation (depreciation)					$(26.2)

(a)
LMM includes unrealized appreciation on 28 LMM portfolio investments and unrealized depreciation on 21 LMM portfolio investments.

(b)
Other includes $6.3 million of unrealized depreciation relating to the Other Portfolio offset by $0.5 million of unrealized appreciation relating to the External Investment Manager.

(c)
Relates to unrealized depreciation on the SBIC debentures held by MSC II which are accounted for on a fair value basis.

        The income tax benefit for the three months ended March 31, 2016 of $2.3 million principally consisted of (i) a deferred tax benefit of $2.6 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in net operating loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book tax differences, partially offset by other current tax expense of $0.4 million related to accruals for U.S. federal income and excise taxes, state and other taxes.

  Liquidity and Capital Resources

  Cash Flows

        For the three months ended March 31, 2016, we experienced a net decrease in cash and cash equivalents in the amount of $3.1 million, which is the net result of $3.8 million of cash used for our operating activities and $0.7 million of cash provided by financing activities.

        During the period, we used $3.8 million of cash for our operating activities, which resulted primarily from (i) cash flows we generated from the operating profits earned through our operating activities totaling $25.9 million, which is our $28.8 million of distributable net investment income, excluding the non-cash effects of the accretion of unearned income of $1.9 million, payment-in-kind interest income of $1.3 million, cumulative dividends of $0.3 million and the amortization expense for deferred financing costs of $0.6 million, (ii) cash uses totaling $121.2 million which primarily resulted from (a) the funding of new portfolio company investments and settlement of accruals for portfolio investments existing as of December 31, 2015, which together total $113.9 million, (b) $5.5 million related to decreases in payables and accruals and (d) increases in other assets of $1.8 million, and (iii) cash proceeds totaling $91.5 million from (a) $90.9 million in cash proceeds from the repayments of debt investments and sales of equity investments and (b) $0.6 million of cash proceeds from the sale of Marketable securities and idle funds investments.

        During the three months ended March 31, 2016, $0.7 million in cash was provided by financing activities, which principally consisted of (i) $15.0 million in net cash proceeds from the Credit Facility and (ii) $9.8 million in net cash proceeds from the ATM Program, partially offset by (iii) $24.0 million in cash dividends paid to stockholders and (iv) $0.1 million for payment of deferred loan costs, SBIC debenture fees and other costs.

  Capital Resources

        As of March 31, 2016, we had $17.2 million in cash and cash equivalents, $1.5 million in Marketable securities and idle funds investments and $249.0 million of unused capacity under the Credit Facility, which we maintain to support our investment and operating activities. As of March 31, 2016, our net asset value totaled $1,077.0 million, or $21.18 per share.

        The Credit Facility, which provides additional liquidity to support our investment and operational activities, includes total commitments of $555.0 million from a diversified group of fourteen lenders and matures in September 2020. The Credit Facility also contains an accordion feature which allows us to increase the total commitments under the facility up to $750.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

        Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis at a rate equal to the applicable LIBOR rate (0.44% as of March 31, 2016) plus (i) 1.875% (or the applicable base rate (Prime Rate of 3.5% as of March 31, 2016) plus 0.875%) as long as we maintain an investment grade rating and meet certain agreed upon excess collateral and maximum leverage requirements, (ii) 2.0% (or the applicable base rate plus 1.0%) if we maintain an investment grade rating but, do not meet certain excess collateral and maximum leverage requirements or (iii) 2.25% (or the applicable base rate plus 1.25%) if we do not maintain an investment grade rating. We pay unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio of at least 1.5 to 1.0, and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2020, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval. As of March 31, 2016, we had $306.0 million in borrowings outstanding under the Credit Facility, the interest rate on the Credit Facility was 2.3% and we were in compliance with all financial covenants of the Credit Facility.

        Due to each of the Funds' status as a licensed SBIC, we have the ability to issue, through the Funds, debentures guaranteed by the SBA at favorable interest rates and favorable terms and conditions. In addition, in December 2015, the 2016 omnibus spending bill approved by Congress and signed into law by the President increased the amount of SBA-guaranteed debentures that affiliated SBIC funds can have outstanding from $225.0 million to $350.0 million. This new legislation may allow us to issue additional SBIC debentures, subject to SBA approval, above the $225.0 million that we have outstanding as of March 31, 2016. We announced on March 29, 2016 that we were issued a "green light" or "go forth" letter from the SBA inviting us to continue our application process to obtain a license to form and operate a third SBIC subsidiary to gain access to the additional SBIC debentures. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. On March 31, 2016, through our two wholly owned SBICs, we had $225.0 million of outstanding SBIC debentures guaranteed by the SBA, which bear a weighted-average annual fixed interest rate of approximately 4.2%, paid semi-annually, and mature ten years from issuance. The first maturity related to our SBIC debentures does not occur until 2017, and the remaining weighted-average duration is approximately 5.3 years as of March 31, 2016.

        In April 2013, we issued $92.0 million, including the underwriters' full exercise of their over-allotment option, in aggregate principal amount of the 6.125% Notes. The 6.125% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 6.125% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 6.125% Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at our option on or after April 1, 2018. We may from time to time repurchase 6.125% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of March 31, 2016, the outstanding balance of the 6.125% Notes was $90.7 million.

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

        In November 2014, we issued $175.0 million in aggregate principal amount of the 4.50% Notes at an issue price of 99.53%. The 4.50% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes mature on December 1, 2019, and may be redeemed in whole or in part at any time at our option subject to certain make whole provisions. The 4.50% Notes bear interest at a rate of 4.50% per year payable semi-annually on June 1 and December 1 of each year, beginning June 1, 2015. We may from time to time repurchase 4.50% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of March 31, 2016, the outstanding balance of the 4.50% Notes was $175.0 million.

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

        During November 2015, we entered into a program (the "ATM Program") with underwriters through which we can sell, by means of at-the-market offerings from time to time, up to 1,000,000 shares of our common stock. During the fourth quarter of 2015, we sold 140,568 shares of our common stock at a weighted-average price of $31.98 per share and raised $4.5 million of gross proceeds under the ATM Program. Net proceeds were $4.3 million after commissions to the underwriter and offering costs. During the three months ended March 31, 2016, we sold 321,714 shares of our common stock at a weighted-average price of $31.01 per share and raised $10.0 million of gross proceeds under the ATM Program. Net proceeds were $9.8 million after commissions to the underwriter and offering costs. As of March 31, 2016, 537,718 shares were available for sale under the ATM Program.

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

        If our common stock trades below our net asset value per share, we will generally not be able to issue additional common stock at the market price unless our stockholders approve such a sale and our Board of Directors makes certain determinations. We did not seek stockholder authorization to sell shares of our common stock below the then current net asset value per share of our common stock at our 2016 annual meeting of stockholders because our common stock price per share had been trading significantly above the current net asset value per share of our common stock since 2011. We would therefore need future approval from our stockholders to issue shares below the then current net asset value per share.

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

        In May 2015, the FASB issued ASU 2015-07, Fair Value Measurements—Disclosures for Certain Entities that Calculate Net Asset Value per Share. This amendment updates guidance intended to eliminate the diversity in practice surrounding how investments measured at net asset value under the practical expedient with future redemption dates have been categorized in the fair value hierarchy. Under the updated guidance, investments for which fair value is measured at net asset value per share using the practical expedient should no longer be categorized in the fair value hierarchy, while investments for which fair value is measured at net asset value per share but the practical expedient is not applied should continue to be categorized in the fair value hierarchy. The updated guidance requires retrospective adoption for all periods presented and is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this standard during the three months ended March 31, 2016. There was no impact of the adoption of this new accounting standard on our consolidated financial statements as none of our investments are measured through the use of the practical expedient.
        In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The new guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. Early application is permitted. The impact of the adoption of this new accounting standard on our consolidated financial statements is currently being evaluated.

        In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. The Company elected to early adopt this standard during the three months ended March 31, 2016. See further discussion of the impact of the adoption of this standard in "Note B.8.—Summary of Significant Accounting Policies—Share-based Compensation" in the notes to consolidated financial statements

        From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. We believe that the impact of recently issued standards and any that are not yet effective will not have a material impact on our financial statements upon adoption.

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

  Off-Balance Sheet Arrangements

        We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At March 31, 2016, we had a total of $141.9 million in outstanding commitments comprised of (i) 30 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) nine investments with equity capital commitments that had not been fully called.

  Contractual Obligations

        As of March 31, 2016, the future fixed commitments for cash payments in connection with our SBIC debentures and the 4.50% Notes and the 6.125% Notes for each of the next five years and thereafter are as follows:

	2016	2017	2018	2019	2020	2021 and thereafter	Total
	(dollars in thousands)
SBIC debentures	$—	$15,000	$10,200	$20,000	$55,000	$124,800	$225,000
Interest due on SBIC debentures	4,748	9,423	8,130	7,807	6,608	10,992	47,708
Notes 6.125%	—	—	—	—	—	90,655	90,655
Interest due on 6.125% Notes	4,164	5,553	5,553	5,553	5,553	13,881	40,257
4.50% Notes	—	—	—	175,000	—	—	175,000
Interest due on 4.50% Notes	7,875	7,875	7,875	7,875	—	—	31,500

Total	$16,787	$37,851	$31,758	$216,235	$67,161	$240,328	$610,120

        As of March 31, 2016, we had $306.0 million in borrowings outstanding under our Credit Facility, and the Credit Facility is currently scheduled to mature in September 2020. The Credit Facility contains two, one-year extension options which could extend the maturity to September 2021. See further discussion of the Credit Facility terms in "—Liquidity and Capital Resources—Capital Resources".

  Related Party Transactions

        As discussed further above, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of our Investment Portfolio. At March 31, 2016, we had a receivable of $2.3 million due from the External Investment Manager which included approximately $1.6 million primarily related to operating expenses incurred by us required to support the External Investment Manager's business, along with dividends declared but not paid by the External Investment Manager of approximately $0.7 million.

        In November 2015, our board of directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the "2015 Deferred Compensation Plan"). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the board of directors in June 2013 (the "2013 Deferred Compensation Plan"). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of March 31, 2016, $1.1 million of compensation and fees had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). As of March 31, 2016, $1.05 million of this deferred compensation and fees was deferred into phantom Main Street stock units, representing 34,645 shares of our common stock.

  Recent Developments

        In April 2016, we led a new portfolio investment totaling $6.0 million of invested capital to facilitate the majority recapitalization of BBB Tank Services, LLC ("BBB"), with us funding $4.8 million of the investment. Our investment in BBB included a combination of first-lien, senior secured term debt and a direct equity investment. We and our co-investor are also providing BBB an undrawn revolving line of credit to support its future working capital needs. Headquartered in Baytown, Texas, and founded in 2001, BBB provides products and services to the above-ground storage tank market. BBB's products and services include routine and emergency maintenance and repairs, replacement seals for floating roofs, application of protective coatings, and new tank construction and are provided primarily to owners of storage terminals that hold crude, refined petroleum products, chemicals and other commodities.

        In April 2016, Safety Holdings, Inc., doing business as SambaSafety® ("SambaSafety"), completed a transaction with a private equity group to complete a majority recapitalization of SambaSafety. This transaction resulted in the repayment of our debt investment and the exit of our equity investment in SambaSafety. SambaSafety's innovative Software as a Service ("SaaS") solutions provide driver risk technology and information to employers, insurance, background screeners and fleet management companies. This enables companies with commercial and non-commercial fleets to easily identify and address unsafe driving behavior and take the appropriate actions necessary to maintain the safety of drivers, passengers and the communities in which they live and work. Additionally, SambaSafety solutions provide the insights insurance carriers need to accurately price risk throughout the insurance policy lifecycle. We made our initial investment in SambaSafety in November 2011 and the majority recapitalization transaction resulted in realized value received by us that is consistent with the fair market values for our investments in SambaSafety as of March 31, 2016.

        In April 2016, we led a new portfolio investment totaling $16.4 million of invested capital to facilitate the management-led buyout of Gulf Publishing Company ("Gulf") and The Petroleum Economist Limited ("Petroleum Economist", and together with Gulf, the "Companies"), with us funding $13.1 million of the investment. Our investment in the Companies included a combination of first-lien, senior secured term debt and a direct equity investment. Headquartered in Houston, Texas, Gulf Publishing Company was incorporated in 1916 by a team of oil company executives and oilfield equipment manufacturers as wildcat discoveries were being made along the Houston Ship Channel. Today, Gulf Publishing produces and distributes leading trade journals, industry research, databases, software, conferences and events designed for the needs of the energy industry.

        During April 2016, we declared a semi-annual supplemental cash dividend of $0.275 per share payable in June 2016. This supplemental cash dividend is in addition to the previously announced regular monthly cash dividends that we declared for the second quarter of 2016 of $0.180 per share for each of April, May and June 2016.

        In May 2016, we declared regular monthly dividends of $0.180 per share for each month of July, August and September of 2016. These regular monthly dividends equal a total of $0.540 per share for the third quarter of 2016 and represent a 2.9% increase from the regular monthly dividends declared for the third quarter of 2015. Including the regular monthly dividends declared for the first quarter of 2016, we will have paid $17.775 per share in cumulative dividends since our October 2007 initial public offering.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and Marketable securities and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of March 31, 2016, approximately 61% of our debt investment portfolio (at cost) bore interest at floating rates, 97%

of which were subject to contractual minimum interest rates. As of March 31, 2016, none of our Marketable securities and idle funds investments (at cost) bore interest at floating rates. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the interest rates on our outstanding SBIC debentures and our 4.50% Notes and 6.125% Notes, which comprise the majority of our outstanding debt, are fixed for the life of such debt. As of March 31, 2016, we had not entered into any interest rate hedging arrangements. The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of March 31, 2016.

Basis Point Change	Increase in Interest Income	Increase in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
		(dollars in thousands)
50	$1,038	$(1,530)	$(492)	$(0.01)
100	4,932	(3,060)	1,872	0.04
150	9,256	(4,590)	4,666	0.09
200	13,579	(6,120)	7,459	0.15
300	22,226	(9,180)	13,046	0.26
400	30,889	(12,240)	18,649	0.37
500	39,567	(15,300)	24,267	0.48

        The hypothetical results would also be impacted by the changes in the amount of debt outstanding under our Credit Facility (with an increase (decrease) in the debt outstanding under the Credit Facility resulting in an (increase) decrease in the hypothetical interest expense).

Item 4.    Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer and President, our Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chairman, Chief Executive Officer and President, our Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 that we filed with the SEC on February 26, 2016.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        During the three months ended March 31, 2016, we issued 113,631 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued during the three months ended March 31, 2016 under the dividend reinvestment plan was approximately $3.3 million.

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

Main Street Capital Corporation
Date: May 6, 2016	/s/ VINCENT D. FOSTER Vincent D. Foster Chairman and Chief Executive Officer (principal executive officer)
Date: May 6, 2016	/s/ BRENT D. SMITH Brent D. Smith Chief Financial Officer and Treasurer (principal financial officer)
Date: May 6, 2016	/s/ SHANNON D. MARTIN Shannon D. Martin Vice President and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).