Form 10-Q
period 2016-06-30
Main Street Capital CORP
filed 2016-08-09
CIK 1396440

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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

        The number of shares outstanding of the issuer's common stock as of August 8, 2016 was 52,448,188.

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

(dollars in thousands, except shares and per share amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Portfolio investments at fair value:
Control investments (cost: $410,816 and $387,727 as of June 30, 2016 and December 31, 2015, respectively)	$570,409	$555,011
Affiliate investments (cost: $377,060 and $333,728 as of June 30, 2016 and December 31, 2015, respectively)	358,483	350,519
Non-Control/Non-Affiliate investments (cost: $1,005,044 and $945,187 as of June 30, 2016 and December 31, 2015, respectively)	959,246	894,466

Total portfolio investments (cost: 1,792,920 and $1,666,642 as of June 30, 2016 and December 31, 2015, respectively)	1,888,138	1,799,996
Marketable securities and idle funds investments (cost: $1,712 and $5,407 as of June 30, 2016 and December 31, 2015, respectively)	1,583	3,693

Total investments (cost: $1,794,632 and $1,672,049 as of June 30, 2016 and December 31, 2015, respectively)	1,889,721	1,803,689
Cash and cash equivalents	18,694	20,331
Interest receivable and other assets	33,478	27,737
Receivable for securities sold	23,369	9,901
Deferred financing costs (net of accumulated amortization of $10,252 and $8,965 as of June 30, 2016 and December 31, 2015, respectively)	12,007	13,267
Deferred tax asset, net	7,767	4,003

Total assets	$1,985,036	$1,878,928

LIABILITIES
Credit facility	$350,000	$291,000
SBIC debentures (par: $225,000 as of June 30, 2016 and December 31, 2015, par of $75,200 is recorded at a fair value of $73,879 and $73,860 as of June 30, 2016 and December 31, 2015, respectively)	223,679	223,660
4.50% Notes	175,000	175,000
6.125% Notes	90,655	90,738
Accounts payable and other liabilities	9,313	12,292
Payable for securities purchased	22,522	2,311
Interest payable	5,391	3,959
Dividend payable	9,364	9,074

Total liabilities	885,924	808,034
Commitments and contingencies (Note M)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 51,993,135 and 50,413,744 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively)	521	504
Additional paid-in capital	1,059,466	1,011,467
Accumulated net investment income, net of cumulative dividends of $457,230 and $417,347 as of June 30, 2016 and December 31, 2015, respectively	22,111	7,181
Accumulated net realized gain from investments (accumulated net realized gain from investments of $48,065 before cumulative dividends of $98,103 as of June 30, 2016 and accumulated net realized gain from investments of $19,005 before cumulative dividends of $68,658 as of December 31, 2015)	(50,038)	(49,653)
Net unrealized appreciation, net of income taxes	67,052	101,395

Total net assets	1,099,112	1,070,894

Total liabilities and net assets	$1,985,036	$1,878,928

NET ASSET VALUE PER SHARE	$21.11	$21.24

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(dollars in thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$12,957	$11,492	$25,572	$22,827
Affiliate investments	8,952	6,961	17,476	13,010
Non-Control/Non-Affiliate investments	20,956	22,613	41,693	42,034

Interest, fee and dividend income	42,865	41,066	84,741	77,871
Interest, fee and dividend income from marketable securities and idle funds investments	37	242	168	616

Total investment income	42,902	41,308	84,909	78,487
EXPENSES:
Interest	(8,255)	(7,657)	(16,437)	(15,453)
Compensation	(3,952)	(3,835)	(7,772)	(7,328)
General and administrative	(2,157)	(2,098)	(4,562)	(4,060)
Share-based compensation	(2,251)	(1,679)	(3,840)	(2,942)
Expenses allocated to the External Investment Manager	1,361	1,162	2,515	1,988

Total expenses	(15,254)	(14,107)	(30,096)	(27,795)

NET INVESTMENT INCOME	27,648	27,201	54,813	50,692
NET REALIZED GAIN (LOSS):
Control investments	—	3,324	14,358	3,324
Affiliate investments	28,707	(136)	28,707	(137)
Non-Control/Non-Affiliate investments	(13,237)	(8,633)	(12,419)	(10,640)
Marketable securities and idle funds investments	(13)	(128)	(1,586)	(240)

Total net realized gain (loss)	15,457	(5,573)	29,060	(7,693)

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION):
Portfolio investments	(10,585)	15,901	(38,114)	30,105
Marketable securities and idle funds investments	37	(123)	1,494	127
SBIC debentures	127	(80)	(19)	(772)

Total net change in unrealized appreciation (depreciation)	(10,421)	15,698	(36,639)	29,460

INCOME TAXES:
Federal and state income, excise and other taxes	(1,098)	(1,665)	(1,468)	(2,042)
Deferred taxes	(675)	5,141	1,958	5,810

Income tax benefit (provision)	(1,773)	3,476	490	3,768

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$30,911	$40,802	$47,724	$76,227

NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$0.54	$0.55	$1.07	$1.06

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$0.60	$0.82	$0.94	$1.59

DIVIDENDS PAID PER SHARE:
Regular monthly dividends	$0.540	$0.525	$1.080	$1.035
Supplemental dividends	0.275	0.275	0.275	0.275

Total dividends	$0.815	$0.800	$1.355	$1.310

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	51,441,371	49,883,321	50,995,575	47,992,268

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except shares)

(Unaudited)

	Common Stock				Accumulated Net Realized Gain From Investments, Net of Dividends	Net Unrealized Appreciation from Investments, Net of Income Taxes
				Accumulated Net Investment Income, Net of Dividends
	Number of Shares	Par Value	Additional Paid-In Capital				Total Net Asset Value
Balances at December 31, 2014	45,079,150	$451	$853,606	$23,665	$(20,456)	$82,716	$939,982
Public offering of common stock, net of offering costs	4,370,000	44	127,720	—	—	—	127,764
Share-based compensation	—	—	2,942	—	—	—	2,942
Purchase of vested stock for employee payroll tax withholding	(54,790)	(1)	(1,737)	—	—	—	(1,738)
Dividend reinvestment	304,100	3	9,394	—	—	—	9,397
Amortization of directors' deferred compensation	—	—	185	—	—	—	185
Issuance of restricted stock	240,074	2	(2)	—	—	—	—
Dividends to stockholders	—	—	—	(62,624)	(1,319)	—	(63,943)
Net increase (loss) resulting from operations	—	—	—	50,692	(7,693)	33,228	76,227

Balances at June 30, 2015	49,938,534	$499	$992,108	$11,733	$(29,468)	$115,944	$1,090,816

Balances at December 31, 2015	50,413,744	$504	$1,011,467	$7,181	$(49,653)	$101,395	$1,070,894
Public offering of common stock, net of offering costs	1,225,757	12	38,642	—	—	—	38,654
Share-based compensation	—	—	3,840	—	—	—	3,840
Purchase of vested stock for employee payroll tax withholding	(80,750)	(1)	(2,592)	—	—	—	(2,593)
Dividend reinvestment	255,391	3	7,811	—	—	—	7,814
Amortization of directors' deferred compensation	—	—	301	—	—	—	301
Issuance of restricted stock, net of forfeited shares	260,668	3	(3)	—	—	—	—
Dividends to stockholders	—	—	—	(39,883)	(29,445)	—	(69,328)
Cumulative-effect to retained earnings for excess tax benefit	—	—	—	—	—	1,806	1,806
Net increase (loss) resulting from operations	—	—	—	54,813	29,060	(36,149)	47,724

Balances at June 30, 2016	52,074,810	$521	$1,059,466	$22,111	$(50,038)	$67,052	$1,099,112

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$47,724	$76,227
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Investments in portfolio companies	(303,049)	(483,365)
Proceeds from sales and repayments of debt investments in portfolio companies	167,809	324,309
Proceeds from sales and return of capital of equity investments in portfolio companies	48,952	16,174
Investments in marketable securities and idle funds investments	—	(3,463)
Proceeds from sales and repayments of marketable securities and idle funds investments	2,129	3,566
Net change in net unrealized (appreciation) depreciation	36,639	(29,460)
Net realized (gain) loss	(29,060)	7,693
Accretion of unearned income	(4,189)	(4,397)
Payment-in-kind interest	(3,042)	(1,534)
Cumulative dividends	(638)	(734)
Share-based compensation expense	3,840	2,942
Amortization of deferred financing costs	1,288	1,263
Deferred tax benefit	(1,958)	(5,810)
Changes in other assets and liabilities:
Interest receivable and other assets	(1,825)	(1,092)
Interest payable	1,432	615
Accounts payable and other liabilities	(2,774)	(3,211)
Deferred fees and other	1,362	1,024

Net cash used in operating activities	(35,360)	(99,253)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	38,654	127,764
Dividends paid	(61,225)	(53,470)
Proceeds from credit facility	203,000	301,000
Repayments on credit facility	(144,000)	(293,000)
Purchases of vested stock for employee payroll tax withholding	(2,593)	(1,738)
Other	(113)	(143)

Net cash provided by financing activities	33,723	80,413

Net decrease in cash and cash equivalents	(1,637)	(18,840)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,331	60,432

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,694	$41,592

Supplemental cash flow disclosures:
Interest paid	$13,646	$13,575
Taxes paid	$1,575	$2,219
Non-cash financing activities:
Shares issued pursuant to the DRIP	$7,814	$9,397

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments

June 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Control Investments(5)

Access Media Holdings, LLC(10)	Private Cable Operator
		5% Current / 5% PIK Secured Debt (Maturity—July 22, 2020)	$22,099	$22,099	$20,440
		Preferred Member Units (5,805,000 units; 12% cumulative)		5,699	780
		Member Units (45 units)		1	—

				27,799	21,220

AmeriTech College, LLC	For-Profit Nursing and Healthcare College
		10% Secured Debt (Maturity—November 30, 2019)	1,004	1,004	1,004
		10% Secured Debt (Maturity—January 31, 2020)	3,025	3,025	3,025
		Preferred Member Units (294 units; 5%)(8)		2,291	2,291

				6,320	6,320

ASC Interests, LLC	Recreational and Educational Shooting Facility
		11% Secured Debt (Maturity—July 31, 2018)	2,250	2,227	2,250
		Member Units (1,500 units)(8)		1,500	2,680

				3,727	4,930

Bond-Coat, Inc.	Casing and Tubing Coating Services
		12% Secured Debt (Maturity—December 28, 2017)	11,596	11,538	11,596
		Common Stock (57,508 shares)		6,350	5,090

				17,888	16,686

Café Brazil, LLC	Casual Restaurant Group
		Member Units (1,233 units)(8)		1,742	6,570

CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units (416 units)(8)		1,300	50,100

CMS Minerals Investments	Oil & Gas Exploration & Production
		Preferred Member Units (CMS Minerals LLC) (458 units)(8)		2,339	4,048
		Member Units (CMS Minerals II, LLC) (100 units)(8)		4,050	3,988

				6,389	8,036

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Datacom, LLC	Technology and Telecommunications Provider
		8% Secured Debt (Maturity—May 30, 2017)	450	450	450
		5.25% Current / 5.25% PIK Secured Debt (Maturity—May 30, 2019)	11,405	11,333	10,730
		Class A Preferred Member Units (15% cumulative)(8)		1,181	1,270
		Class B Preferred Member Units (6,453 units)		6,030	2,594

				18,994	15,044

Gamber-Johnson Holdings, LLC	Manufacturer of Ruggedized Computer Mounting Systems
		LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.00%, Secured Debt (Maturity—June 24, 2021)(9)	20,000	19,791	19,791
		Member Units (7,040 units)		12,124	12,124

				31,915	31,915

Garreco, LLC	Manufacturer and Supplier of Dental Products
		14% Secured Debt (Maturity—January 12, 2018)	5,800	5,752	5,752
		Member Units (1,200 units)(8)		1,200	1,090

				6,952	6,842

GRT Rubber Technologies LLC	Manufacturer of Engineered Rubber Products
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—December 19, 2019)(9)	13,693	13,592	13,693
		Member Units (5,879 units)		13,065	18,030

				26,657	31,723

Gulf Manufacturing, LLC	Manufacturer of Specialty Fabricated Industrial Piping Products
		9% PIK Secured Debt (Ashland Capital IX, LLC) (Maturity—June 30, 2017)	777	777	777
		Member Units (438 units)(8)		2,980	8,770

				3,757	9,547

Gulf Publishing Holdings, LLC	Energy Focused Media and Publishing
		12.5% Secured Debt (Maturity—April 29, 2021)	10,000	9,904	9,904
		Member Units (3,124 units)		3,124	3,124

				13,028	13,028

Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
		Common Stock (107,456 shares)(8)		718	3,030

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Hawthorne Customs and Dispatch Services, LLC	Facilitator of Import Logistics, Brokerage, and Warehousing
		Member Units (500 units)(8)		589	280
		Member Units (Wallisville Real Estate, LLC) (588,210 units)(8)		1,215	2,220

				1,804	2,500

HW Temps LLC	Temporary Staffing Solutions
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity July 2, 2020)(9)	9,976	9,892	9,892
		Preferred Member Units (3,200 units)(8)		3,942	4,950

				13,834	14,842

Hydratec, Inc.	Designer and Installer of Micro-Irrigation Systems
		Common Stock (7,095 shares)(8)		7,095	15,760

IDX Broker, LLC	Provider of Marketing and CRM Tools for the Real Estate Industry
		12.5% Secured Debt (Maturity—November 15, 2018)	11,350	11,291	11,350
		Member Units (5,400 units)		5,606	6,440

				16,897	17,790

Indianapolis Aviation Partners, LLC	Fixed Base Operator
		15% Secured Debt (Maturity—July 15, 2016)	3,100	3,100	3,100
		Warrants (1,046 equivalent units)		1,129	2,540

				4,229	5,640

Jensen Jewelers of Idaho, LLC	Retail Jewelry Store
		Prime Plus 6.75% (Floor 2.00%), Current Coupon 10.25%, Secured Debt (Maturity—November 14, 2016)(9)	4,355	4,343	4,355
		Member Units (627 units)(8)		811	5,200

				5,154	9,555

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Lamb Ventures, LLC	Aftermarket Automotive Services Chain
		LIBOR Plus 5.75%, Current Coupon 6.22%, Secured Debt (Maturity—March 3, 2017)	350	350	350
		11% Secured Debt (Maturity—May 31, 2018)	7,735	7,735	7,735
		Preferred Equity (non-voting)		400	400
		Member Units (742 units)(8)		5,273	5,740
		9.5% Secured Debt (Lamb's Real Estate Investment I, LLC) (Maturity—October 1, 2025)	894	894	894
		Member Units (Lamb's Real Estate Investment I, LLC) (1,000 units)(8)		625	1,620

				15,277	16,739

Lighting Unlimited, LLC	Commercial and Residential Lighting Products and Design Services
		8% Secured Debt (Maturity—August 22, 2016)	1,514	1,514	1,514
		Preferred Equity (non-voting)		434	430
		Warrants (71 equivalent units)		54	30
		Member Units (700 units)		100	260

				2,102	2,234

Marine Shelters Holdings, LLC (LoneStar Marine Shelters)	Fabricator of Marine and Industrial Shelters
		12% PIK Secured Debt (Maturity—December 28, 2017)	9,668	9,597	9,069
		Preferred Member Units (3,810 units)		5,352	3,100

				14,949	12,169

MH Corbin Holding LLC	Manufacturer and Distributor of Traffic Safety Products
		10% Secured Debt (Maturity—August 31, 2020)	13,650	13,533	13,533
		Preferred Member Units (4,000 shares)		6,000	6,000

				19,533	19,533

Mid-Columbia Lumber Products, LLC	Manufacturer of Finger-Jointed Lumber Products
		10% Secured Debt (Maturity—December 18, 2017)	1,750	1,750	1,750
		12% Secured Debt (Maturity—December 18, 2017)	3,900	3,900	3,900
		Member Units (2,829 units)(8)		1,244	2,420
		9.5% Secured Debt (Mid-Columbia Real Estate, LLC) (Maturity—May 13, 2025)	859	859	859
		Member Units (Mid-Columbia Real Estate, LLC) (250 units)(8)		250	550

				8,003	9,479

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

MSC Adviser I, LLC(16)	Third Party Investment Advisory Services
		Member Units (Fully diluted 100.0%)(8)		—	26,912

Mystic Logistics Holdings, LLC	Logistics and Distribution Services Provider for Large Volume Mailers
		12% Secured Debt (Maturity—August 15, 2019)	9,360	9,215	9,360
		Common Stock (5,873 shares)(8)		2,720	5,390

				11,935	14,750

NAPCO Precast, LLC	Precast Concrete Manufacturing
		Prime Plus 2.00% (Floor 7.00%), Current Coupon 9.00%, Secured Debt (Maturity—February 1, 2019)(9)	2,713	2,688	2,713
		18% Secured Debt (Maturity—February 1, 2019)	3,952	3,916	3,952
		Member Units (2,955 units)(8)		2,975	9,770

				9,579	16,435

NRI Clinical Research, LLC	Clinical Research Service Provider
		14% Secured Debt (Maturity—September 8, 2017)	4,510	4,454	4,510
		Warrants (251,723 equivalent units)		252	400
		Member Units (1,454,167 units)		765	1,482

				5,471	6,392

NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		6% Current / 6% PIK Secured Debt (Maturity—December 22, 2016)	13,495	13,353	13,353
		Warrants (14,331 equivalent units)		817	130
		Member Units (50,877 units)		2,900	410

				17,070	13,893

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
		Common Stock (1,500 shares)		1,080	15,580

Pegasus Research Group, LLC (Televerde)	Provider of Telemarketing and Data Services
		Member Units (460 units)(8)		1,290	8,620

PPL RVs, Inc.	Recreational Vehicle Dealer
		11.1% Secured Debt (Maturity—July 1, 2016)	9,710	9,710	9,710
		Common Stock (1,962 shares)		2,150	11,190

				11,860	20,900

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Principle Environmental, LLC	Noise Abatement Service Provider
		12% Secured Debt (Maturity—April 30, 2017)	4,060	4,060	4,060
		12% Current / 2% PIK Secured Debt (Maturity—April 30, 2017)	3,344	3,344	3,344
		Preferred Member Units (19,631 units)		4,663	4,600
		Warrants (1,036 equivalent units)		1,200	20

				13,267	12,024

Quality Lease Service, LLC	Provider of Rigsite Accommodation Unit Rentals and Related Services
		8% PIK Secured Debt (Maturity—June 8, 2020)	6,790	6,790	6,790
		Member Units (1,000 units)		568	2,638

				7,358	9,428

River Aggregates, LLC	Processor of Construction Aggregates
		Zero Coupon Secured Debt (Maturity—June 30, 2018)	750	591	591
		Member Units (1,150 units)(8)		1,150	4,600
		Member Units (RA Properties, LLC) (1,500 units)		369	2,440

				2,110	7,631

SoftTouch Medical Holdings LLC	Home Provider of Pediatric Durable Medical Equipment
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—October 31, 2019)(9)	7,650	7,595	7,650
		Member Units (4,450 units)(8)		4,930	8,570

				12,525	16,220

The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
		9% Secured Debt (Maturity—October 2, 2018)	2,924	2,921	2,921
		Series A Preferred Units (2,500 units; 10% Cumulative)		2,500	500
		Warrants (1,424 equivalent units)		1,096	—
		Member Units (MPI Real Estate Holdings, LLC) (100% Fully diluted)(8)		2,300	2,300

				8,817	5,721

Travis Acquisition LLC	Manufacturer of Aluminum Trailers
		12% Secured Debt (Maturity—August 30, 2018)	3,245	3,212	3,245
		Member Units (7,282 units)		7,100	20,370

				10,312	23,615

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Uvalco Supply, LLC	Farm and Ranch Supply Store
		9% Secured Debt (Maturity—January 1, 2019)	1,098	1,098	1,098
		Member Units (2,011 units)(8)		3,843	5,710

				4,941	6,808

Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage
		13% Secured Debt (Maturity—December 23, 2016)	2,964	2,955	2,955
		Series A Preferred Stock (3,000,000 shares)		3,000	3,370
		Common Stock (1,126,242 shares)		3,706	140

				9,661	6,465

Ziegler's NYPD, LLC	Casual Restaurant Group
		6.5% Secured Debt (Maturity—October 1, 2019)	1,000	993	993
		12% Secured Debt (Maturity—October 1, 2019)	300	300	300
		14% Secured Debt (Maturity—October 1, 2019)	2,750	2,750	2,750
		Warrants (587 equivalent units)		600	210
		Preferred Member Units (10,072 units)		2,834	3,530

				7,477	7,783

Subtotal Control Investments (30.2% of total investments at fair value)				$410,816	$570,409

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Affiliate Investments(6)

AFG Capital Group, LLC	Provider of Rent-to-Own Financing Solutions and Services
		11% Secured Debt (Maturity—November 7, 2019)	$12,960	$12,648	$12,826
		Warrants (42 equivalent units)		259	570
		Member Units (186 units)		1,200	2,330

				14,107	15,726

Barfly Ventures, LLC(10)	Casual Restaurant Group
		12% Secured Debt (Maturity—August 31, 2020)	5,040	4,949	4,856
		Options (2 equivalent units)		397	470
		Warrant (1 equivalent unit)		473	240

				5,819	5,566

BBB Tank Services, LLC	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
		12% Current / 1% PIK Secured Debt (Maturity—April 8, 2021)	4,009	3,967	3,967
		Member Units (800,000 units)		800	800

				4,767	4,767

Boss Industries, LLC	Manufacturer and Distributor of Air, Power and Other Industrial Equipment
		Preferred Member Units (2,242 units)(8)		2,333	2,560

Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions Provider
		13% Secured Debt (Maturity—April 18, 2017)	7,000	6,929	7,000
		Warrants (22 equivalent shares)		200	1,380

				7,129	8,380

Buca C, LLC	Casual Restaurant Group
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—June 30, 2020)(9)	23,211	23,020	23,211
		Preferred Member Units (6 units; 6% cumulative)(8)		3,820	5,540

				26,840	28,751

CAI Software LLC	Provider of Specialized Enterprise Resource Planning Software
		12% Secured Debt (Maturity—October 10, 2019)	4,020	3,991	4,020
		Member Units (65,356 units)(8)		654	1,740

				4,645	5,760

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

CapFusion, LLC(13)	Non-Bank Lender to Small Businesses
		13% Secured Debt (Maturity—March 25, 2021)	11,200	9,933	9,933
		Warrants (1,600 equivalent units)		1,200	1,200

				11,133	11,133

Chandler Signs Holdings, LLC(10)	Sign Manufacturer
		12% Secured Debt (Maturity—July 4, 2021)	4,500	4,458	4,458
		Class A Units (1,500,000 units)(8)		1,500	1,500

				5,958	5,958

Condit Exhibits, LLC	Tradeshow Exhibits / Custom Displays Provider
		Member Units (3,936 units)(8)		100	1,460

Congruent Credit Opportunities Funds(12)(13)	Investment Partnership
		LP Interests (Congruent Credit Opportunities Fund II, LP) (Fully diluted 19.8%)(8)		5,778	1,315
		LP Interests (Congruent Credit Opportunities Fund III, LP) (Fully diluted 17.4%)(8)		14,550	14,640

				20,328	15,955

Daseke, Inc.	Specialty Transportation Provider
		12% Current / 2.5% PIK Secured Debt (Maturity—July 31, 2018)	21,523	21,312	21,523
		Common Stock (19,467 shares)		5,213	22,660

				26,525	44,183

Dos Rios Partners(12)(13)	Investment Partnership
		LP Interests (Dos Rios Partners, LP) (Fully diluted 20.2%)		4,174	2,482
		LP Interests (Dos Rios Partners—A, LP) (Fully diluted 6.4%)		1,325	671

				5,499	3,153

Dos Rios Stone Products LLC(10)	Limestone and Sandstone Dimension Cut Stone Mining Quarries
		Class A Units (2,000,000 units)		2,000	2,000

East Teak Fine Hardwoods, Inc.	Distributor of Hardwood Products
		Common Stock (6,250 shares)(8)		480	860

East West Copolymer & Rubber, LLC	Manufacturer of Synthetic Rubbers
		12% Current / 2% PIK Secured Debt (Maturity—October 17, 2019)	9,600	9,477	9,477
		Warrants (2,510,790 equivalent units)		50	50

				9,527	9,527

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

EIG Fund Investments(12)(13)	Investment Partnership
		LP Interests (EIG Global Private Debt fund—A, L.P.) (Fully diluted 11.1%)(8)		2,780	2,780

EIG Traverse Co-Investment, L.P.(12)(13)	Investment Partnership
		LP Interests (Fully diluted 22.2%)(8)		9,805	9,930

Freeport Financial Funds(12)(13)	Investment Partnership
		LP Interests (Freeport Financial SBIC Fund LP) (Fully diluted 9.3%)(8)		5,974	5,699
		LP Interests (Freeport First Lien Loan Fund III LP) (Fully diluted 6.0%)(8)		3,564	3,564

				9,538	9,263

Gault Financial, LLC (RMB Capital, LLC)	Purchases and Manages Liquidation of Distressed Assets
		10% Current Secured Debt (Maturity—November 21, 2016)	13,046	12,976	11,010
		Warrants (29,025 equivalent units)		400	—

				13,376	11,010

Glowpoint, Inc.	Provider of Cloud Managed Video Collaboration Services
		12% Secured Debt (Maturity—October 18, 2018)	9,000	8,937	7,637
		Common Stock (7,711,517 shares)		3,958	2,310

				12,895	9,947

Guerdon Modular Holdings, Inc.	Multi-Family and Commercial Modular Construction Company
		9% Current / 4% PIK Secured Debt (Maturity—August 13, 2019)	10,492	10,360	10,360
		Preferred Stock (404,998 shares)		1,140	1,140
		Common Stock (212,033 shares)		2,983	80

				14,483	11,580

Houston Plating and Coatings, LLC	Provider of Plating and Industrial Coating Services
		Member Units (265,756 units)		1,429	5,330

I-45 SLF LLC(12)(13)	Investment Partnership
		Member units (Fully diluted 20.0%; 24.4% profits interest)(8)		10,200	10,306

Indianhead Pipeline Services, LLC	Provider of Pipeline Support Services
		12% Secured Debt (Maturity—February 6, 2017)	5,550	5,467	5,467
		Preferred Member Units (33,819 units; 8% cumulative)(8)		2,326	2,575
		Warrants (31,928 equivalent units)		459	—
		Member Units (14,732 units)		1	—

				8,253	8,042

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

KBK Industries, LLC	Manufacturer of Specialty Oilfield and Industrial Products
		10% Secured Debt (Maturity—September 28, 2017)	600	600	600
		12.5% Secured Debt (Maturity—September 28, 2017)	5,900	5,882	5,900
		Member Units (250 units)(8)		341	3,230

				6,823	9,730

L.F. Manufacturing Holdings, LLC(10)	Manufacturer of Fiberglass Products
		Member Units (2,179,001 units)(8)		2,019	1,670

MPS Denver, LLC	Specialty Card Printing
		Member Units (13,800 units)		1,130	840

OnAsset Intelligence, Inc.	Provider of Transportation Monitoring / Tracking Products and Services
		12% PIK Secured Debt (Maturity—December 31, 2015)(17)	4,254	4,254	4,254
		Preferred Stock (912 shares; 7% cumulative)		1,981	1,380
		Warrants (5,333 equivalent shares)		1,919	—

				8,154	5,634

OPI International Ltd.(13)	Provider of Man Camp and Industrial Storage Services
		10% Unsecured Debt (Maturity—April 8, 2018)	473	473	473
		Common Stock (20,766,317 shares)		1,371	3,200

				1,844	3,673

PCI Holding Company, Inc.	Manufacturer of Industrial Gas Generating Systems
		12% Secured Debt (Maturity—March 31, 2019)	13,000	12,879	13,000
		Preferred Stock (1,500,000 shares; 20% cumulative)(8)		3,053	4,239

				15,932	17,239

Radial Drilling Services Inc.	Oil and Gas Lateral Drilling Technology Provider
		12% Secured Debt (Maturity—November 22, 2016)(14)	4,200	3,951	1,510
		Warrants (316 equivalent shares)		758	—

				4,709	1,510

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	Provider of Rigsite Accommodation Unit Rentals and Related Services
		12% Secured Debt (Maturity—January 8, 2018)(14)(18)	30,785	30,281	250
		Preferred Member Units (250 units)		2,500	—

				32,781	250

Tin Roof Acquisition Company	Casual Restaurant Group
		12% Secured Debt (Maturity—November 13, 2018)	13,785	13,628	13,628
		Class C Preferred Stock (Fully diluted 10.0%; 10% cumulative)(8)		2,603	2,603

				16,231	16,231

UniTek Global Services, Inc.(11)	Provider of Outsourced Infrastructure Services
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—January 13, 2019)(9)	2,826	2,826	2,811
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—January 13, 2019)(9)	994	994	988
		15% PIK Unsecured Debt (Maturity—July 13, 2019)	691	691	688
		Preferred Stock (4,935,377 shares)		4,935	5,990
		Common Stock (705,054 shares)		—	2,100

				9,446	12,577

Universal Wellhead Services Holdings, LLC(10)	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
		Class A Preferred Units (4,000,000 units; 4.5% cumulative)(8)		4,000	1,160

Valley Healthcare Group, LLC	Provider of Durable Medical Equipment
		LIBOR Plus 12.50% (Floor 0.50%), Current Coupon 13.00%, Secured Debt (Maturity—December 29, 2020)(9)	10,816	10,717	10,717
		Preferred Member Units (Valley Healthcare Holding, LLC) (1,600 units)		1,600	1,600

				12,317	12,317

Volusion, LLC	Provider of Online Software-as-a-Service eCommerce Solutions
		10.5% Secured Debt (Maturity—January 26, 2020)	17,500	16,325	16,325
		Preferred Member Units (4,876,670 units)		14,000	14,000
		Warrants (950,618 equivalent units)		1,400	1,400

				31,725	31,725

Subtotal Affiliate Investments (19.0% of total investments at fair value)				$377,060	$358,483

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Non-Control/Non-Affiliate Investments(7)

AccuMED Corp.(10)	Medical Device Contract Manufacturer
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—October 29, 2020)(9)	$10,329	$10,237	$10,116

Adams Publishing Group, LLC(10)	Local Newspaper Operator
		LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity—November 3, 2020)(9)	8,320	8,178	8,106

Ahead, LLC(10)	IT Infrastructure Value Added Reseller
		LIBOR Plus 6.50%, Current Coupon 7.14%, Secured Debt (Maturity—November 2, 2020)	14,625	14,234	14,552

Allflex Holdings III Inc.(11)	Manufacturer of Livestock Identification Products
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—July 19, 2021)(9)	14,795	14,696	14,684

AM General LLC(11)	Specialty Vehicle Manufacturer
		LIBOR Plus 9.00% (Floor 1.25%), Current Coupon 10.25%, Secured Debt (Maturity—March 22, 2018)(9)	2,175	2,148	2,066

American Scaffold Holdings, Inc.(10)	Marine Scaffolding Service Provider
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—March 31, 2022)(9)	7,453	7,343	7,343

American Seafoods Group, LLC(11)	Catcher-Processor of Alaskan Pollock
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—August 19, 2021)(9)	9,782	9,772	9,636

American Teleconferencing Services, Ltd.(11)	Provider of Audio Conferencing and Video Collaboration Solutions
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—December 8, 2021)(9)	12,500	11,272	11,375

AMF Bowling Centers, Inc.(11)	Bowling Alley Operator
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—September 18, 2021)(9)	7,867	7,770	7,848

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Anchor Hocking, LLC(11)	Household Products Manufacturer
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—June 4, 2018)(9)	2,288	2,288	2,117
		Member Units (440,620 units)		4,928	3,084

				7,216	5,201

AP Gaming I, LLC(10)	Developer, Manufacturer, and Operator of Gaming Machines
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity—December 20, 2020)(9)	11,285	11,096	10,675

Apex Linen Service, Inc.	Industrial Launderers
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—October 30, 2022)(9)	1,600	1,600	1,600
		13% Secured Debt (Maturity—October 30, 2022)	13,600	13,521	13,521

				15,121	15,121

Applied Products, Inc.(10)	Adhesives Distributor
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—September 30, 2019)(9)	4,248	4,211	4,134

Arcus Hunting LLC.(10)	Manufacturer of Bowhunting and Archery Products and Accessories
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—November 13, 2019)(9)	15,367	15,197	15,197

Artel, LLC(11)	Provider of Secure Satellite Network and IT Solutions
		LIBOR Plus 7.00% (Floor 1.25%), Current Coupon 8.25%, Secured Debt (Maturity—November 27, 2017)(9)	7,654	7,456	6,544

ATS Workholding, Inc.(10)	Manufacturer of Machine Cutting Tools and Accessories
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity—March 10, 2019)(9)	6,332	6,299	6,077

ATX Networks Corp.(11)(13)	Provider of Radio Frequency Management Equipment
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—June 14, 2021)(9)	14,850	14,594	14,664

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Berry Aviation, Inc.(10)	Airline Charter Service Operator
		12.00% Current / 1.75% PIK Secured Debt (Maturity—January 30, 2020)	5,627	5,583	5,583
		Common Stock (553 shares)		400	590

				5,983	6,173

Bioventus LLC(10)	Production of Orthopedic Healing Products
		LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.00%, Secured Debt (Maturity—April 10, 2020)(9)	5,000	4,925	4,962

Blackbrush Oil and Gas LP(11)	Oil & Gas Exploration
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—July 30, 2021)(9)	9,000	8,902	8,989

Blackhawk Specialty Tools LLC(11)	Oilfield Equipment & Services
		LIBOR Plus 5.25% (Floor 1.25%), Current Coupon 6.50%, Secured Debt (Maturity—August 1, 2019)(9)	5,726	5,704	4,295

Blue Bird Body Company(11)(13)	School Bus Manufacturer
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—June 26, 2020)(9)	2,255	2,231	2,255

Bluestem Brands, Inc.(11)(13)	Multi-Channel Retailer of General Merchandise
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—November 6, 2020)(9)	13,256	13,029	11,776

Brainworks Software, LLC(10)	Advertising Sales and Newspaper Circulation Software
		Prime Plus 7.25% (Floor 3.25%), Current Coupon 10.75%, Secured Debt (Maturity—July 22, 2019)(9)	626	621	621
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity—July 22, 2019)(9)	6,107	6,055	5,977

				6,676	6,598

Brightwood Capital Fund III, LP(12)(13)	Investment Partnership
		LP Interests (Fully diluted 1.6%)(8)		11,250	10,596

Brundage-Bone Concrete Pumping, Inc.(11)	Construction Services Provider
		10.375% Secured Debt (Maturity—September 1, 2021)	3,000	2,984	3,030

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Cenveo Corporation(11)	Provider of Commercial Printing, Envelopes, Labels, and Printed Office Products
		6% Secured Debt (Maturity—August 1, 2019)	12,730	10,384	10,566

Calloway Laboratories, Inc.(10)	Health Care Testing Facilities
		17% PIK Secured Debt (Maturity—September 30, 2016)(14)	7,324	7,275	—
		Warrants (125,000 equivalent shares)		17	—

				7,292	—

Charlotte Russe, Inc(11)	Fast-Fashion Retailer to Young Women
		LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.75%, Secured Debt (Maturity—May 22, 2019)(9)	14,346	14,102	5,401

Clarius ASIG, LLC(10)	Prints & Advertising Film Financing
		15% PIK Secured Debt (Maturity—September 14, 2014)(17)	503	503	503

Clarius BIGS, LLC(10)	Prints & Advertising Film Financing
		15% PIK Secured Debt (Maturity—January 5, 2015)(14)(17)	2,999	2,999	159

Compact Power Equipment, Inc.	Equipment / Tool Rental
		12% Secured Debt (Maturity—October 1, 2017)	4,100	4,093	4,100
		Series A Preferred Stock (4,298,435 shares)		1,079	3,230

				5,172	7,330

Compuware Corporation(11)	Provider of Software and Supporting Services
		LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity—December 15, 2019)(9)	14,176	13,872	13,759

Covenant Surgical Partners, Inc.(11)	Ambulatory Surgical Centers
		8.75% Secured Debt (Maturity—August 1, 2019)	800	800	768

CRGT Inc.(11)	Provider of Custom Software Development
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—December 19, 2020)(9)	7,527	7,419	7,527

CST Industries Inc.(11)	Storage Tank Manufacturer
		LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 7.75%, Secured Debt (Maturity—May 22, 2017)(9)	8,908	8,866	8,863

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Darr Equipment LP(10)	Heavy Equipment Dealer
		12% Current / 2% PIK Secured Debt (Maturity—April 15, 2020)	20,916	20,434	20,181
		Warrants (915,734 equivalent units)		474	90

				20,908	20,271

Digital River, Inc.(11)	Provider of Outsourced e-Commerce Solutions and Services
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—February 12, 2021)(9)	10,184	10,084	10,159

Drilling Info Holdings, Inc.	Information Services for the Oil and Gas Industry
		Common Stock (3,788,865 shares)		1,335	10,560

ECP-PF Holdings Group, Inc.(10)	Fitness Club Operator
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—November 26, 2019)(9)	5,625	5,584	5,497

EnCap Energy Fund Investments(12)(13)	Investment Partnership
		LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%)(8)		3,902	1,980
		LP Interests (EnCap Energy Capital Fund VIII Co-Investors, L.P.) (Fully diluted 0.4%)		2,234	1,208
		LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)(8)		3,628	3,484
		LP Interests (Encap Energy Capital Fund X, L.P.) (Fully diluted 0.1%)		2,131	2,131
		LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)(8)		6,862	7,717
		LP Interests (EnCap Flatrock Midstream Fund III, L.P.) (Fully diluted 0.2%)(8)		1,115	1,137

				19,872	17,657

Energy and Exploration Partners, LLC(11)	Oil & Gas Exploration & Production
		13% PIK Secured Debt (Maturity—November 12, 2021)	1,768	1,768	1,768
		5% PIK Secured Debt (Maturity—May 13, 2022)	968	968	968
		Member Units (2,472 units)		2,472	2,472

				5,208	5,208

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft)(11)(13)	Technology-based Performance Support Solutions
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity—April 28, 2022)(9)	7,000	6,847	3,325

Flavors Holdings Inc.(11)	Global Provider of Flavoring and Sweetening Products and Solutions
		LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity—April 3, 2020)(9)	12,835	12,387	11,487

Fram Group Holdings, Inc.(11)	Manufacturer of Automotive Maintenance Products
		LIBOR Plus 5.50% (Floor 1.50%), Current Coupon 7.00%, Secured Debt (Maturity—July 29, 2017)(9)	9,267	9,196	8,651
		LIBOR Plus 9.50% (Floor 1.50%), Current Coupon 11.00%, Secured Debt (Maturity—January 29, 2018)(9)	700	699	593

				9,895	9,244

GI KBS Merger Sub LLC(11)	Outsourced Janitorial Services to Retail/Grocery Customers
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—October 29, 2021)(9)	3,900	3,847	3,744
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—April 29, 2022)(9)	800	787	760

				4,634	4,504

Grace Hill, LLC(10)	Online Training Tools for the Multi-Family Housing Industry
		Prime Plus 5.25% (Floor 1.00%), Current Coupon 8.75%, Secured Debt (Maturity—August 15, 2019)(9)	498	484	498
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—August 15, 2019)(9)	11,580	11,487	11,580

				11,971	12,078

Great Circle Family Foods, LLC(10)	Quick Service Restaurant Franchise
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—October 28, 2019)(9)	7,748	7,690	7,690

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Grupo Hima San Pablo, Inc.(11)	Tertiary Care Hospitals
		LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 8.50%, Secured Debt (Maturity—January 31, 2018)(9)	4,838	4,802	4,354
		13.75% Secured Debt (Maturity—July 31, 2018)	2,000	1,952	1,500

				6,754	5,854

GST Autoleather, Inc.(11)	Automotive Leather Manufacturer
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—July 10, 2020)(9)	11,317	11,240	11,232

Guitar Center, Inc.(11)	Musical Instruments Retailer
		6.5% Secured Debt (Maturity—April 15, 2019)	14,625	13,752	12,577

Hojeij Branded Foods, LLC(10)	Multi-Airport, Multi-Concept Restaurant Operator
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—July 27, 2021)(9)	5,446	5,399	5,399

Horizon Global Corporation(11)	Auto Parts Manufacturer
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—June 30, 2021)(9)	9,500	9,336	9,476

Hostway Corporation(11)	Managed Services and Hosting Provider
		LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity—December 13, 2019)(9)	10,878	10,817	10,769

Hunter Defense Technologies, Inc.(11)	Provider of Military and Commercial Shelters and Systems
		LIBOR Plus 8.50% (Floor 1.50%), Current Coupon 10.00%, Secured Debt (Maturity—August 5, 2019)(9)	10,292	9,680	9,006

Hygea Holdings, Corp.(10)	Provider of Physician Services
		LIBOR Plus 9.25%, Current Coupon 9.91%, Secured Debt (Maturity—February 24, 2019)	8,000	7,399	7,399
		Warrants (4,880,735 equivalent shares)		369	369

				7,768	7,768

ICON Health & Fitness, Inc.(11)	Producer of Fitness Products
		11.875% Secured Debt (Maturity—October 15, 2016)	7,956	7,890	7,916

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

iEnergizer Limited(11)(13)	Provider of Business Outsourcing Solutions
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity—May 1, 2019)(9)	10,324	9,775	9,291

Indivior Finance LLC(11)(13)	Specialty Pharmaceutical Company Treating Opioid Dependence
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—December 19, 2019)(9)	6,938	6,620	6,903

Industrial Container Services, LLC(10)	Steel Drum Reconditioner
		LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity—December 31, 2018)(9)	4,962	4,962	4,962

Industrial Services Acquisition, LLC(10)	Industrial Cleaning Services
		11.25% Current / 0.75% PIK Unsecured Debt (Maturity—December 17, 2022)	4,501	4,412	4,412
		Member Units (Industrial Services Investments, LLC) (900,000 units)		900	900

				5,312	5,312

Infinity Acquisition Finance Corp.(11)	Application Software for Capital Markets
		7.25% Unsecured Debt (Maturity—August 1, 2022)	5,700	5,346	4,973

Inn of the Mountain Gods Resort and Casino(11)	Hotel & Casino Owner & Operator
		9.25% Secured Debt (Maturity—November 30, 2020)	3,851	3,720	3,466

Insurance Technologies, LLC(10)	Illustration and Sales-automation Platforms
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—December 1, 2019)(9)	4,031	3,996	3,996

Intertain Group Limited(11)(13)	Business-to-Consumer Online Gaming Operator
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—April 8, 2022)(9)	4,678	4,609	4,654

iPayment, Inc.(11)	Provider of Merchant Acquisition
		LIBOR Plus 5.25% (Floor 1.50%), Current Coupon 6.75%, Secured Debt (Maturity—May 8, 2017)(9)	15,026	15,000	14,387

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

iQor US Inc.(11)	Business Process Outsourcing Services Provider
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—April 1, 2021)(9)	9,837	9,683	8,083

irth Solutions, LLC	Provider of Damage Prevention Information Technology Services
		Member Units (27,893 units)		1,441	1,690

Jackmont Hospitality, Inc.(10)	Franchisee of Casual Dining Restaurants
		LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25% / 2.50% PIK, Current Coupon Plus PIK 7.75%, Secured Debt (Maturity—May 26, 2021)(9)	4,439	4,421	4,272

Joerns Healthcare, LLC(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—May 9, 2020)(9)	14,767	14,684	14,361

JSS Holdings, Inc.(11)	Aircraft Maintenance Program Provider
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—August 31, 2021)(9)	16,171	15,809	15,363

Kendra Scott, LLC(11)	Jewelry Retail Stores
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—July 17, 2020)(9)	5,726	5,679	5,698

Keypoint Government Solutions, Inc.(11)	Provider of Pre-Employment Screening Services
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity—November 13, 2017)(9)	5,881	5,856	5,851

LaMi Products, LLC(10)	General Merchandise Distribution
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—September 16, 2020)(9)	10,735	10,649	10,735

Lansing Trade Group LLC(11)	Commodity Merchandiser
		9.25% Unsecured Debt (Maturity—February 15, 2019)	6,000	6,000	5,850

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Larchmont Resources, LLC(11)	Oil & Gas Exploration & Production
		LIBOR Plus 8.75% (Floor 1.00%), Current Coupon 9.75%, Secured Debt (Maturity—August 7, 2019)(9)(14)	7,784	7,503	2,880

LKCM Headwater Investments I, L.P.(12)(13)	Investment Partnership
		LP Interests (Fully diluted 2.3%)		2,500	4,065

Logix Acquisition Company, LLC(10)	Competitive Local Exchange Carrier
		LIBOR Plus 8.28% (Floor 1.00%), Current Coupon 9.28%, Secured Debt (Maturity—June 24, 2021)(9)	8,750	8,599	8,599

Looking Glass Investments, LLC(12)(13)	Specialty Consumer Finance
		9% Unsecured Debt (Maturity—June 30, 2020)	188	188	188
		Member Units (2.5 units)		125	125
		Member Units (LGI Predictive Analytics LLC) (190,712 units)(8)		188	188

				501	501

MediMedia USA, Inc.(11)	Provider of Healthcare Media and Marketing
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity—November 20, 2018)(9)	11,084	11,012	11,084

Messenger, LLC(10)	Supplier of Specialty Stationery and Related Products to the Funeral Industry
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—September 9, 2020)(9)	14,781	14,693	14,703

Milk Specialties Company(11)	Processor of Nutrition Products
		LIBOR Plus 7.00% (Floor 1.25%), Current Coupon 8.25%, Secured Debt (Maturity—November 9, 2018)(9)	726	724	726

Minute Key, Inc.	Operator of Automated Key Duplication Kiosks
		10% Current / 2% PIK Secured Debt (Maturity—September 19, 2019)	15,540	15,201	15,201
		Warrants (1,437,409 equivalent units)		280	280

				15,481	15,481

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Mood Media Corporation(11)(13)	Provider of Electronic Equipment
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—May 1, 2019)(9)	14,881	14,769	13,709

New Media Holdings II LLC(11)(13)	Local Newspaper Operator
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—June 4, 2020)(9)	14,714	14,442	14,634

North American Lifting Holdings, Inc.(11)	Crane Service Provider
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity—November 27, 2020)(9)	2,552	2,022	1,971

North Atlantic Trading Company, Inc.(11)	Marketer/Distributor of Tobacco Products
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.78%, Secured Debt (Maturity—January 13, 2020)(9)	9,448	9,390	9,366

Novitex Intermediate, LLC(11)	Provider of Document Management Services
		LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity—July 7, 2020)(9)	8,581	8,440	8,152

Ospemifene Royalty Sub LLC (QuatRx)(10)	Estrogen-Deficiency Drug Manufacturer and Distributor
		11.5% Secured Debt (Maturity—November 15, 2026)(14)	5,071	5,071	3,324

Paris Presents Incorporated(11)	Branded Cosmetic and Bath Accessories
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity—December 31, 2021)(9)	2,000	1,968	1,960

Parq Holdings Limited Partnership(11)(13)	Hotel & Casino Operator
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—December 17, 2020)(9)	7,500	7,380	7,200

Permian Holdings, Inc.(11)(14)	Storage Tank Manufacturer
		10.5% Secured Debt (Maturity—January 15, 2018)(14)	2,755	2,740	799

Pernix Therapeutics Holdings, Inc.(10)	Pharmaceutical Royalty
		12% Secured Debt (Maturity—August 1, 2020)	3,547	3,547	3,327

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Pike Corporation(11)	Construction and Maintenance Services for Electric Transmission and Distribution Infrastructure
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—June 22, 2022)(9)	14,000	13,703	14,105

Point.360(10)	Fully Integrated Provider of Digital Media Services
		Warrants (65,463 equivalent shares)		69	—
		Common Stock (163,658 shares)		273	105

				342	105

Prowler Acquisition Corp.(11)	Specialty Distributor to the Energy Sector
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity—January 28, 2020)(9)	6,560	5,409	4,756

PT Network, LLC(10)	Provider of Outpatient Physical Therapy and Sports Medicine Services
		LIBOR Plus 7.75% (Floor 1.50%), Current Coupon 9.25%, Secured Debt (Maturity—November 1, 2018)(9)	15,757	15,528	15,489

QBS Parent, Inc.(11)	Provider of Software and Services to the Oil & Gas Industry
		LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 5.75%, Secured Debt (Maturity—August 7, 2021)(9)	11,331	11,252	11,218

Raley's(11)	Family-Owned Supermarket Chain
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—May 18, 2022)(9)	5,029	4,940	5,010

Renaissance Learning, Inc.(11)	Technology-based K-12 Learning Solutions
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—April 11, 2022)(9)	3,000	2,976	2,780

RGL Reservoir Operations Inc.(11)(13)	Oil & Gas Equipment and Services
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—August 13, 2021)(9)	3,930	3,839	1,474

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

RLJ Entertainment, Inc.(10)	Movie and TV Programming Licensee and Distributor
		LIBOR Plus 8.75% (Floor 0.25%), Current Coupon 9.40%, Secured Debt (Maturity—September 11, 2019)(9)	9,153	9,153	9,002

RM Bidder, LLC(10)	Acquisition Vehicle
		Warrants (327,532 equivalent units)		425	300
		Member Units (2,779 units)		46	44

				471	344

SAExploration, Inc.(10)(13)	Geophysical Services Provider
		Common Stock (6,472 shares)		65	27

SAFETY Investment Holdings, LLC	Provider of Intelligent Driver Record Monitoring Software and Services
		Member Units (2,000,000 units)		2,000	2,000

Sage Automotive Interiors, Inc(11)	Automotive Textiles Manufacturer
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity—October 8, 2021)(9)	5,927	5,888	5,867

Salient Partners L.P.(11)	Provider of Asset Management Services
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—June 9, 2021)(9)	11,336	11,029	10,769

School Specialty, Inc.(11)	Distributor of Education Supplies and Furniture
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—June 11, 2019)(9)	6,178	6,078	6,054

Sorenson Communications, Inc.(11)	Manufacturer of Communication Products for Hearing Impaired
		LIBOR Plus 5.75% (Floor 2.25%), Current Coupon 8.00%, Secured Debt (Maturity—April 30, 2020)(9)	13,439	13,340	13,288

Sotera Defense Solutions, Inc.(11)	Defense Industry Intelligence Services
		LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.00%, Secured Debt (Maturity—April 21, 2017)(9)	9,436	9,297	8,728

Stardust Finance Holdings, Inc.(11)	Manufacturer of Diversified Building Products
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—March 13, 2022)(9)	9,854	9,730	9,640

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Subsea Global Solutions, LLC(10)	Underwater Maintenance and Repair Services
		LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.50%, Secured Debt (Maturity—March 17, 2020)(9)	5,749	5,703	5,629

Synagro Infrastructure Company, Inc(11)	Waste Management Services
		LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity—August 22, 2020)(9)	4,714	4,653	3,889

Targus International, LLC(11)	Distributor of Protective Cases for Mobile Devices
		15% PIK Secured Debt (Maturity—December 31, 2019)	1,058	1,058	1,058
		Common Stock (Targus Cayman HoldCo Limited) (249,614 shares)(13)		2,555	2,555

				3,613	3,613

TeleGuam Holdings, LLC(11)	Cable and Telecom Services Provider
		LIBOR Plus 4.00% (Floor 1.25%), Current Coupon 5.25%, Secured Debt (Maturity—December 10, 2018)(9)	7,733	7,722	7,694
		LIBOR Plus 7.50% (Floor 1.25%), Current Coupon 8.75%, Secured Debt (Maturity—June 10, 2019)(9)	10,500	10,430	10,447

				18,152	18,141

Templar Energy LLC(11)	Oil & Gas Exploration & Production
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—November 25, 2020)(9)(14)	4,000	3,962	1,120

The Topps Company, Inc.(11)	Trading Cards & Confectionary
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity—October 2, 2018)(9)	1,881	1,871	1,869

TOMS Shoes, LLC(11)	Global Designer, Distributor, and Retailer of Casual Footwear
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—October 30, 2020)(9)	4,938	4,558	3,234

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Travel Leaders Group, LLC(11)	Travel Agency Network Provider
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—December 7, 2020)(9)	11,317	11,245	11,232

UniRush, LLC	Provider of Prepaid Debit Card Solutions
		12% Secured Debt (Maturity—February 1, 2019)	12,000	10,783	10,783
		Warrants (444,725 equivalent units)		1,250	1,250

				12,033	12,033

US Joiner Holding Company(11)	Marine Interior Design and Installation
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—April 16, 2020)(9)	9,625	9,556	9,578

VCVH Holding Corp. (Verisk)(11)	Healthcare Technology Services Focused on Revenue Maximization
		LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 10.25%, Secured Debt (Maturity—June 1, 2024)(9)	1,500	1,463	1,478

Virtex Enterprises, LP(10)	Specialty, Full-Service Provider of Complex Electronic Manufacturing Services
		12% Secured Debt (Maturity—December 27, 2018)	1,667	1,537	1,537
		Preferred Class A Units (14 units; 5% cumulative)(8)		333	553
		Warrants (11 equivalent units)		186	168

				2,056	2,258

Vivid Seats LLC(11)	Provider of Online Secondary Ticket Marketplace
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—March 1, 2020)(9)	5,000	4,665	4,950

Wellnext, LLC(10)	Manufacturer of Supplements and Vitamins
		LIBOR Plus 9.00% (Floor 0.50%), Current Coupon 9.68%, Secured Debt (Maturity—May 23, 2021)(9)	10,250	10,150	10,150

Western Dental Services, Inc.(11)	Dental Care Services
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—November 1, 2018)(9)	4,904	4,902	4,733

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Wilton Brands LLC(11)	Specialty Housewares Retailer
		LIBOR Plus 7.25% (Floor 1.25%), Current Coupon 8.50%, Secured Debt (Maturity—August 30, 2018)(9)	1,408	1,396	1,268

Worley Claims Services, LLC(10)	Insurance Adjustment Management and Services Provider
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity—October 31, 2020)(9)	6,403	6,354	6,183

YP Holdings LLC(11)	Online and Offline Advertising Operator
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity—June 4, 2018)(9)	9,455	9,119	8,888

Zilliant Incorporated	Price Optimization and Margin Management Solutions
		Preferred Stock (186,777 shares)		154	260
		Warrants (952,500 equivalent shares)		1,071	1,190

				1,225	1,450

Subtotal Non-Control/Non-Affiliate Investments (50.8% of total investments at fair value)				$1,005,044	$959,246

Total Portfolio Investments, June 30, 2016				$1,792,920	$1,888,138

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

June 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Marketable Securities and Idle Funds Investments

Black Stone Minerals, L.P.(13)(15)	Independent Oil & Gas Mineral Interest Holder
		Common Stock (67,300 shares)(8)		$1,120	$1,043

Other Marketable Securities and Idle Funds Investments(13)(15)	Investments in Marketable Securities and Diversified, Registered Bond Funds
				592	540

Subtotal Marketable Securities and Idle Funds Investments (0.1% of total investments at fair value)				$1,712	$1,583

Total Investments, June 30, 2016				$1,794,632	$1,889,721

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

(9)
Index based floating interest rate is subject to contractual minimum interest rate. A majority of the variable rate loans in the Company's investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at June 30, 2016. As noted in the table above, 60% (based on par) of debt securities contain LIBOR floors which range between 0.25% and 2.25%.

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

December 31, 2015

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Digity Media LLC(11)	Radio Station Operator
		LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity—February 8, 2019)(9)	6,588	6,539	6,506

Drilling Info Holdings, Inc.	Information Services for the Oil and Gas Industry
		Common Stock (3,788,865 shares)		1,335	9,920

ECP-PF Holdings Group, Inc.(10)	Fitness Club Operator
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—November 26, 2019)(9)	5,625	5,579	5,492

EIG Fund Investments(12)(13)	Investment Partnership
		LP Interests (EIG Global Private Debt fund—A, L.P.) (Fully diluted 0.5%)		718	718

EnCap Energy Fund Investments(12)(13)	Investment Partnership
		LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%)(8)		3,762	2,765
		LP Interests (EnCap Energy Capital Fund VIII Co-Investors, L.P.) (Fully diluted 0.4%)		2,194	1,056
		LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)(8)		3,075	3,826
		LP Interests (Encap Energy Capital Fund X, L.P.) (Fully diluted 0.1%)		692	692
		LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)(8)		7,350	10,738
		LP Interests (EnCap Flatrock Midstream Fund III, L.P.) (Fully diluted 0.2%)		464	892

				17,537	19,969

Energy and Exploration Partners, LLC(11)	Oil & Gas Exploration & Production
		8.75% Secured Debt (Maturity—January 23, 2016)(14)	221	221	221
		LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity—January 22, 2019)(9)(14)	9,390	9,048	2,371

				9,269	2,592

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

(9)
Index based floating interest rate is subject to contractual minimum interest rate. A majority of the variable rate loans in the Company's investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2015. As noted in the table above, 59% (based on par) of debt securities contain LIBOR floors which range between 0.25% and 1.50%.

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

2.     Basis of Presentation

        Main Street's financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For each of the periods presented herein, Main Street's consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of Main Street's investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments, and the investment in the External Investment Manager, but excludes all "Marketable securities and idle funds investments" (see Note C—Fair Value Hierarchy for Investments and Debentures—Portfolio Composition—Portfolio Investment Composition for additional discussion of Main Street's Investment Portfolio and definitions for the terms Private Loan and Other Portfolio). "Marketable securities and idle funds investments" are classified as financial instruments and are reported separately on Main Street's consolidated balance sheets and consolidated schedules of investments due to the nature of such investments (see Note B.11.). Main Street's results of operations for the three and six months ended June 30, 2016 and 2015, cash flows for the six months ended June 30, 2016 and 2015, and financial position as of June 30, 2016 and December 31, 2015, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation.

        The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

  Portfolio Investment Classification

        Main Street classifies its Investment Portfolio in accordance with the requirements of the 1940 Act. Under the 1940 Act, (a) "Control Investments" are defined as investments in which Main Street owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation, (b) "Affiliate Investments" are defined as investments in which Main Street owns between 5% and 25% of the voting securities and does not have rights to maintain greater than 50% of the board representation and (c) "Non-Control/Non-Affiliate Investments" are defined as investments that are neither Control Investments nor Affiliate Investments.

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

        Main Street's portfolio strategy calls for it to invest primarily in illiquid debt and equity securities issued by private, LMM companies and more liquid debt securities issued by Middle Market companies that are generally larger in size than the LMM companies. Main Street categorizes some of its investments in LMM companies and Middle Market companies as Private Loan portfolio investments, which are primarily debt securities in privately held companies which have been originated through strategic relationships with other investment funds on a collaborative basis, and are often referred to in the debt markets as "club deals." Private Loan investments are typically similar in size, structure, terms and conditions to investments Main Street holds in its LMM portfolio and Middle Market portfolio. Main Street's portfolio also includes Other Portfolio investments which primarily consist of investments that are not consistent with the typical profiles for its LMM portfolio investments, Middle Market portfolio investments or Private Loan portfolio investments, including investments which may be managed by third parties. Main Street's portfolio investments may be subject to restrictions on resale.

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

        Under the Waterfall valuation method, Main Street estimates the enterprise value of a portfolio company using a combination of market and income approaches or other appropriate valuation methods, such as considering recent transactions in the equity securities of the portfolio company or third-party valuations of the portfolio company, and then performs a waterfall calculation by allocating the enterprise value over the portfolio company's securities in order of their preference relative to one another. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization ("EBITDA"), cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, Main Street analyzes various factors including the portfolio company's historical and projected financial results. Due to SEC deadlines for Main Street's quarterly and annual financial reporting, the operating results of a portfolio company used in the current period valuation are generally the results from the period ended three months prior

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

to such valuation date and may include unaudited, projected, budgeted or pro forma financial information and may require adjustments for non-recurring items or to normalize the operating results that may require significant judgment in its determination. In addition, projecting future financial results requires significant judgment regarding future growth assumptions. In evaluating the operating results, Main Street also analyzes the impact of exposure to litigation, loss of customers or other contingencies. After determining the appropriate enterprise value, Main Street allocates the enterprise value to investments in order of the legal priority of the various components of the portfolio company's capital structure. In applying the Waterfall valuation method, Main Street assumes the loans are paid off at the principal amount in a change in control transaction and are not assumed by the buyer, which Main Street believes is consistent with its past transaction history and standard industry practices.

        Under the Yield-to-Maturity valuation method, Main Street also uses the income approach to determine the fair value of debt securities based on projections of the discounted future free cash flows that the debt security will likely generate, including analyzing the discounted cash flows of interest and principal amounts for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of the portfolio company. Main Street's estimate of the expected repayment date of its debt securities is generally the legal maturity date of the instrument, as Main Street generally intends to hold its loans and debt securities to maturity. The Yield-to-Maturity analysis also considers changes in leverage levels, credit quality, portfolio company performance and other factors. Main Street will generally use the value determined by the Yield-to-Maturity analysis as the fair value for that security; however, because of Main Street's general intent to hold its loans to maturity, the fair value will not exceed the principal amount of the debt security valued using the Yield-to-Maturity valuation method. A change in the assumptions that Main Street uses to estimate the fair value of its debt securities using the Yield-to-Maturity valuation method could have a material impact on the determination of fair value. If there is deterioration in credit quality or if a debt security is in workout status, Main Street may consider other factors in determining the fair value of the debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis.

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

        Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations, recommendations and an assurance certification regarding the

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Company's determinations of the fair value of its LMM portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street's investments in each LMM portfolio company at least once every calendar year, and for Main Street's investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at Main Street's determination of fair value on its investments in a total of 29 LMM portfolio companies for both of the six months ended June 30, 2016 and 2015, representing approximately 43% of the total LMM portfolio at fair value as of both June 30, 2016 and 2015. Excluding investments in new LMM portfolio companies which have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment as of June 30, 2016 and 2015, as applicable, and investments in the LMM portfolio companies that were not reviewed because their equity is publicly traded, the percentage of the LMM portfolio reviewed and certified by the independent financial advisory services firm for the six months ended June 30, 2016 and 2015 was 48% of the total LMM portfolio at fair value as of both June 30, 2016 and 2015.

        For valuation purposes, all of Main Street's Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. Because almost all of the Middle Market portfolio investments are typically valued using third party quotes or other independent pricing services (including 97% and 99% of the Middle Market portfolio investments as of June 30, 2016 and December 31, 2015, respectively), we do not generally consult with any financial advisory services firms in connection with determining the fair value of our Middle Market investments.

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

        In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations and recommendations and an assurance certification regarding the Company's determinations of the fair value of its Private Loan portfolio company investments. The nationally recognized independent financial advisory services firm

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

is generally consulted relative to Main Street's investments in each Private Loan portfolio company at least once every calendar year, and for Main Street's investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at its determination of fair value on its investments in a total of 14 Private Loan portfolio companies for the six months ended June 30, 2016, representing approximately 48% of the total Private Loan portfolio at fair value as of June 30, 2016, and on a total of 5 Private Loan portfolio companies for the six months ended June 30, 2015, representing approximately 24% of the total Private Loan portfolio at fair value as of June 30, 2015. Excluding its investments in new Private Loan portfolio companies which have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment decision as of June 30, 2016 and its investments in the Private Loan portfolio companies that were not reviewed because the investment is publicly traded or quoted by banks, the percentage of the Private Loan portfolio reviewed and certified by its independent financial advisory services firm for the six months ended June 30, 2016 and 2015 was 65% and 63% of the total Private Loan portfolio at fair value as of June 30, 2016 and 2015, respectively.

        For valuation purposes, all of Main Street's Other Portfolio investments are non-control investments. Main Street's Other Portfolio investments comprised 4.5% and 4.2%, respectively, of Main Street's Investment Portfolio at fair value as of June 30, 2016 and December 31, 2015. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of its investments using the NAV valuation method. For Other Portfolio debt investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Other Portfolio debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method. For Other Portfolio debt investments for which third-party quotes or other independent pricing are available and appropriate, Main Street determines the fair value of these investments through obtaining third party quotes or other independent pricing to the extent that these inputs are available and appropriate to determine fair value.

        For valuation purposes, Main Street's investment in the External Investment Manager is a control investment. Market quotations are not readily available for this investment, and as a result, Main Street determines the fair value of the External Investment Manager using the Waterfall valuation method under the market approach. In estimating the enterprise value, Main Street analyzes various factors, including the entity's historical and projected financial results, as well as its size, marketability and performance relative to the population of market comparables. This valuation approach estimates the value of the investment as if Main Street were to sell, or exit, the investment. In addition, Main Street considers its ability to control the capital structure of the company, as well as the timing of a potential exit, in connection with determining the fair value of the External Investment Manager.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        The Board of Directors of Main Street has the final responsibility for overseeing, reviewing and approving, in good faith, Main Street's determination of the fair value for its Investment Portfolio, as well as its valuation procedures, consistent with 1940 Act requirements. Main Street believes its Investment Portfolio as of June 30, 2016 and December 31, 2015 approximates fair value as of those dates based on the markets in which Main Street operates and other conditions in existence on those reporting dates.

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

        At June 30, 2016, cash balances totaling $16.2 million exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company's cash deposits are held at large, established, high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

        Main Street holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind ("PIK") interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. Main Street stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended June 30, 2016 and 2015, (i) approximately 4.1% and 1.8%, respectively, of Main Street's total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 0.7% and 0.9%, respectively, of Main Street's total investment income was attributable to cumulative dividend income not paid currently in cash. For the six months ended June 30, 2016 and 2015, (i) approximately 3.6% and 2.0%, respectively, of Main Street's total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 0.8% and 0.9%, respectively, of Main Street's total investment income was attributable to cumulative dividend income not paid currently in cash.

        As of June 30, 2016, Main Street's total Investment Portfolio had eight investments on non-accrual status, which comprised approximately 0.5% of its fair value and 3.7% of its cost. As of December 31, 2015, Main Street's total Investment Portfolio had six investments on non-accrual status, which comprised approximately 0.4% of its fair value and 3.7% of its cost.

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

        A presentation of the investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$33,419	$32,777	$65,601	$62,844
Dividend income	7,735	5,278	15,364	10,414
Fee income	1,711	3,011	3,776	4,613

Total interest, fee and dividend income	$42,865	$41,066	$84,741	$77,871

6.     Deferred Financing Costs

        Deferred financing costs include SBIC debenture commitment fees and SBIC debenture leverage fees on the SBIC debentures which are not accounted for under the fair value option under ASC 825 (as discussed further in Note B.11.). These fees are approximately 3.4% of the total commitment and drawn amounts, as applicable. These deferred financing costs have been capitalized and are being amortized into interest expense over the ten year term of each debenture agreement.

        Deferred financing costs also include commitment fees and other costs related to Main Street's multi-year revolving credit facility (the "Credit Facility," as discussed further in Note F) and its notes (as discussed further in Note G). These costs have been capitalized and are amortized into interest expense over the term of the individual instrument.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the three months ended June 30, 2016 and 2015, approximately 3.0% and 2.9%, respectively, of Main Street's total investment income was attributable to interest income for the accretion of discounts associated with debt investments, net of any premium reduction. For the six months ended June 30, 2016 and 2015, approximately 2.8% and 2.9%, respectively, of Main Street's total investment income was attributable to interest income for the accretion of discounts associated with debt investments, net of any premium reduction.

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

        Effective January 1, 2016, Main Street elected early adoption of ASU 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09," as discussed further below in Note B.13.). ASU 2016-09 requires that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement and no longer delay recognition of a tax benefit until the tax benefit is realized through a reduction to taxes payable. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Additionally, ASU 2016-09 allows an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, net of forfeitures, (current GAAP) or account for forfeitures when they occur. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. As such, Main Street has recorded a $1.8 million adjustment to "Net Unrealized Appreciation, Net of Income Taxes" on the consolidated balance sheet to capture the cumulative tax effect as of January 1, 2016. The company has elected to account for forfeitures as they occur and this change had no impact on its consolidated financial statements. The additional amendments (cash flows classification, minimum statutory tax withholding requirements and classification of awards as either a liability or equity) did not have an effect on Main Street's consolidated financial statements.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

9.     Income Taxes

        MSCC has elected to be treated for U.S. federal income tax purposes as a RIC. MSCC's taxable income includes the taxable income generated by MSCC and certain of its subsidiaries, including the Funds, which are treated as disregarded entities for tax purposes. As a RIC, MSCC generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that MSCC distributes to its stockholders. MSCC must generally distribute at least 90% of its "investment company taxable income" (which is generally its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its tax-exempt income to maintain its RIC status (pass-through tax treatment for amounts distributed). As part of maintaining RIC status, undistributed taxable income (subject to a 4% non-deductible U.S Federal excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared on or prior to the later of (i) the filing of the U.S federal income tax return for the applicable fiscal year or (ii) the fifteenth day of the ninth month following the close of the year in which such taxable income was generated.

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

        MSCP is included in Main Street's consolidated financial statements for financial reporting purposes. For tax purposes, MSCP has elected to be treated as a taxable entity, and therefore is not consolidated with MSCC for income tax purposes and is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. The taxable income, or loss, of MSCP may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in Main Street's consolidated financial statements.

        The Taxable Subsidiaries and MSCP use the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided, if necessary, against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

11.   Fair Value of Financial Instruments

        Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Main Street believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables, payables and other liabilities approximate the fair values of such items due to the short term nature of these instruments. Marketable securities and idle funds investments may include investments in certificates of deposit, U.S. government agency securities, independently rated debt investments, diversified bond funds and publicly traded debt and equity investments, and the fair value determination for these investments under the provisions of ASC 820 generally consists of Level 1 and 2 observable inputs, similar in nature to those discussed further in Note C.

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

12.   Earnings per Share

        Basic and diluted per share calculations are computed utilizing the weighted-average number of shares of common stock outstanding for the period. In accordance with ASC 260, Earnings Per Share, the unvested shares of restricted stock awarded pursuant to Main Street's equity compensation plans are participating securities and, therefore, are included in the basic earnings per share calculation. As a result, for all periods presented, there is no difference between diluted earnings per share and basic earnings per share amounts.

13.   Recently Issued or Adopted Accounting Standards

        In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-9 supersedes the revenue recognition requirements under ASC

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients. This ASU clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters. The FASB tentatively decided to defer the effective date of the new revenue standard for public entities under U.S. GAAP for one year. If finalized, the new guidance will be effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Early adoption would be permitted for annual reporting periods beginning after December 15, 2016. Main Street is currently evaluating the impact the adoption of this new accounting standard will have on its financial statements.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        As of June 30, 2016 and December 31, 2015, all of Main Street's LMM portfolio investments except for the debt and equity investments in one portfolio company consisted of illiquid securities issued by private companies. Those investments which were the exceptions were in a company with publicly traded equity. As a result, the fair value determination for the LMM portfolio investments primarily consisted of unobservable inputs. The fair value determination for the publicly traded equity security consisted of observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value. As a result, all of Main Street's LMM portfolio investments were categorized as Level 3 as of June 30, 2016 and December 31, 2015, except for the one publicly traded equity security which was categorized as Level 2.

        As of June 30, 2016 and December 31, 2015, Main Street's Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Middle Market portfolio investments were categorized as Level 3 as of June 30, 2016 and December 31, 2015.

        As of June 30, 2016 and December 31, 2015, Main Street's Private Loan portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Private Loan portfolio investments were categorized as Level 3 as of June 30, 2016 and December 31, 2015.

        As of June 30, 2016 and December 31, 2015, Main Street's Other Portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street's Other Portfolio investments were categorized as Level 3 as of June 30, 2016 and December 31, 2015.

        As of June 30, 2016 and December 31, 2015, Main Street's Marketable securities and idle funds investments consisted primarily of investments in publicly traded debt and equity investments. The fair value determination for these investments consisted of a combination of observable inputs in active markets for which sufficient observable inputs were available to determine the fair value of these investments. As a result, all of Main Street's Marketable securities and idle funds investments were categorized as Level 1 as of June 30, 2016 and December 31, 2015.

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

        The following tables provide a summary of the significant unobservable inputs used to fair value Main Street's Level 3 portfolio investments as of June 30, 2016 and December 31, 2015:

Type of Investment	Fair Value as of June 30, 2016 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)	Median(3)
Equity investments	$536,033	Discounted cash flow	Weighted-average cost of capital	10.0% - 36.2%	13.1%	13.5%
		Market comparable / Enterprise Value	EBITDA multiple(1)	4.0x - 8.5x(2)	7.1x	5.5x
Debt investments	$728,633	Discounted cash flow	Risk adjusted discount factor	8.0% - 15.4%(2)	12.1%	11.6%
			Expected principal recovery percentage	5.3% - 100.0%	99.9%	100.0%
Debt investments	$621,162	Market approach	Third party quote	28.0 - 101.0

Total Level 3 investments	$1,885,828

(1)
EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

(2)
Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 4.0x - 18.8x and the range for risk adjusted discount factor is 5.0% - 29.6%.

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

        The following tables provide a summary of changes in fair value of Main Street's Level 3 portfolio investments for the six month periods ended June 30, 2016 and 2015 (amounts in thousands). Net

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

unrealized appreciation (depreciation) is included in the net change in unrealized appreciation (depreciation)—portfolio investments on the consolidated statements of operations.

Type of Investment	Fair Value as of December 31, 2015	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of June 30, 2016
Debt	1,265,544	—	(193,590)	273,126	19,795	(10,052)	(5,028)	1,349,795
Equity	519,966	—	(6,040)	49,753	(45,501)	496	5,028	523,702
Equity Warrant	10,646	—	(235)	2,819	235	(1,134)	—	12,331

	1,796,156	—	(199,865)	325,698	(25,471)	(10,690)	—	1,885,828

(1)
Includes the impact of non-cash conversions.

Type of Investment	Fair Value as of December 31, 2014	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of June 30, 2015
Debt	1,147,281	—	(338,168)	503,852	12,857	(8,170)	(13,364)	1,304,288
Equity	391,933	—	(9,124)	35,403	(2,460)	37,349	13,170	466,271
Equity Warrant	15,636	—	(1,643)	1,680	(1,838)	(162)	—	13,673

	1,554,850	—	(348,935)	540,935	8,559	29,017	(194)	1,784,232

(1)
Includes the impact of non-cash conversions.

        As of June 30, 2016 and December 31, 2015, the fair value determination for the SBIC debentures recorded at fair value primarily consisted of unobservable inputs. As a result, the SBIC debentures which are recorded at fair value were categorized as Level 3. Main Street determines the fair value of these instruments primarily using a Yield-to-Maturity approach that analyzes the discounted cash flows of interest and principal for each SBIC debenture recorded at fair value based on estimated market interest rates for debt instruments of similar structure, terms, and maturity. Main Street's estimate of the expected repayment date of principal for each SBIC debenture recorded at fair value is the legal maturity date of the instrument. The significant unobservable inputs used in the fair value measurement of Main Street's SBIC debentures recorded at fair value are the estimated market interest rates used to fair value each debenture using the yield valuation technique described above. Significant increases (decreases) in the Yield-to-Maturity valuation inputs in isolation would result in a significantly lower (higher) fair value measurement.

        The following tables provide a summary of the significant unobservable inputs used to fair value Main Street's Level 3 SBIC debentures as of June 30, 2016 and December 31, 2015 (amounts in thousands):

Type of Instrument	Fair Value as of June 30, 2016	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC debentures	$73,879	Discounted cash flow	Estimated market interest rates	4.2% - 5.7%	4.9%

Type of Instrument	Fair Value as of December 31, 2015	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC debentures	$73,860	Discounted cash flow	Estimated market interest rates	4.1% - 5.8%	4.9%

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        The following tables provide a summary of changes for the Level 3 SBIC debentures recorded at fair value for the six month periods ended June 30, 2016 and 2015 (amounts in thousands):

Type of Instrument	Fair Value as of December 31, 2015	Repayments	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of June 30, 2016
SBIC debentures at fair value	$73,860	$—	$—	$19	$73,879

Type of Instrument	Fair Value as of December 31, 2014	Repayments	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of June 30, 2015
SBIC debentures at fair value	$72,981	$—	$—	$772	$73,753

        At June 30, 2016 and December 31, 2015, Main Street's investments and SBIC debentures at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
At June 30, 2016	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$866,106	$—	$2,310	$863,796
Middle Market portfolio investments	611,624	—	—	611,624
Private Loan portfolio investments	299,290	—	—	299,290
Other Portfolio investments	84,206	—	—	84,206
External Investment Manager	26,912	—	—	26,912

Total portfolio investments	1,888,138	—	2,310	1,885,828
Marketable securities and idle funds investments	1,583	1,583	—	—

Total investments	$1,889,721	$1,583	$2,310	$1,885,828

SBIC debentures at fair value	$73,879	$—	$—	$73,879

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

        Main Street's private loan ("Private Loan") portfolio investments are primarily debt securities in privately held companies which have been originated through strategic relationships with other investment funds on a collaborative basis, and are often referred to in the debt markets as "club deals." Private Loan investments are typically similar in size, structure, terms and conditions to investments Main Street holds in its LMM portfolio and Middle Market portfolio. Main Street's Private Loan portfolio debt investments are generally secured by either a first or second priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        Main Street's other portfolio ("Other Portfolio") investments primarily consist of investments which are not consistent with the typical profiles for LMM, Middle Market and Private Loan portfolio investments, including investments which may be managed by third parties. In the Other Portfolio, Main Street may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds. For Other Portfolio investments, Main Street generally receives distributions related to the assets held by the portfolio company. Those assets are typically expected to be liquidated over a five to ten year period.

        Main Street's external asset management business is conducted through its External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. Main Street has entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with HMS Income Fund, Inc. ("HMS Income"). Through this agreement, Main Street shares employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. In the first quarter of 2014, Main Street began allocating cost to the External Investment Manager pursuant to the sharing agreement. Main Street's total expenses for the three months ended June 30, 2016 and 2015 are net of the costs allocated to the External Investment Manager of $1.4 million and $1.2 million, respectively. Main Street's total expenses for the six months ended June 30, 2016 and 2015 are net of the costs allocated to the External Investment Manager of $2.5 million and $2.0 million, respectively.

        Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three and six months ended June 30, 2016 and 2015, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

        The following tables provide a summary of Main Street's investments in the LMM, Middle Market and Private Loan portfolios as of June 30, 2016 and December 31, 2015 (this information excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of June 30, 2016
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	74	81	44
Fair value	$866.1	$611.6	$299.3
Cost	$726.5	$651.0	$323.2
% of portfolio at cost—debt	69.0%	97.7%	93.9%
% of portfolio at cost—equity	31.0%	2.3%	6.1%
% of debt investments at cost secured by first priority lien	91.8%	85.8%	86.3%
Weighted-average annual effective yield(b)	12.4%	8.4%	9.7%
Average EBITDA(c)	$5.9	$92.2	$15.9

(a)
At June 30, 2016, Main Street had equity ownership in approximately 99% of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 35%.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of June 30, 2016, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares of Main Street's common stock will realize on its investment because it does not reflect Main Street's expenses or any sales load paid by an investor.

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including five LMM portfolio companies, four Middle Market portfolio companies and five Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for Main Street's investments in these portfolio companies.

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

        As of June 30, 2016, Main Street had Other Portfolio investments in ten companies, collectively totaling approximately $84.2 million in fair value and approximately $92.3 million in cost basis and

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

which comprised 4.5% of Main Street's Investment Portfolio at fair value. As of December 31, 2015, Main Street had Other Portfolio investments in ten companies, collectively totaling approximately $74.8 million in fair value and approximately $75.2 million in cost basis and which comprised approximately 4.2% of Main Street's Investment Portfolio at fair value.

        As discussed further in Note A.1., Main Street holds an investment in the External Investment Manager, a wholly owned subsidiary that is treated as a portfolio investment. As of June 30, 2016, there was no cost basis in this investment and the investment had a fair value of $26.9 million, which comprised 1.4% of Main Street's Investment Portfolio at fair value. As of December 31, 2015, there was no cost basis in this investment and the investment had a fair value of $27.3 million, which comprised 1.5% of Main Street's Investment Portfolio at fair value.

        The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of June 30, 2016 and December 31, 2015 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	June 30, 2016	December 31, 2015
First lien debt	74.5%	75.8%
Equity	14.3%	13.5%
Second lien debt	9.2%	8.7%
Equity warrants	1.0%	0.9%
Other	1.0%	1.1%

	100.0%	100.0%

Fair Value:	June 30, 2016	December 31, 2015
First lien debt	66.6%	66.1%
Equity	23.4%	24.9%
Second lien debt	8.4%	7.7%
Equity warrants	0.7%	0.6%
Other	0.9%	0.7%

	100.0%	100.0%

        The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of June 30, 2016 and December 31, 2015 (this information excludes the Other Portfolio

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	June 30, 2016	December 31, 2015
Southwest	31.1%	33.4%
Midwest	19.7%	16.7%
Northeast	16.8%	18.3%
Southeast	14.7%	13.5%
West	14.3%	14.6%
Canada	1.8%	2.2%
Other Non-United States	1.6%	1.3%

	100.0%	100.0%

Fair Value:	June 30, 2016	December 31, 2015
Southwest	32.7%	36.7%
Midwest	18.2%	15.1%
West	16.2%	16.1%
Northeast	15.5%	16.3%
Southeast	14.3%	12.6%
Canada	1.6%	2.0%
Other Non-United States	1.5%	1.2%

	100.0%	100.0%

        Main Street's LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by industry at cost and fair value

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

as of June 30, 2016 and December 31, 2015 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	June 30, 2016	December 31, 2015
Energy Equipment & Services	7.8%	7.3%
Hotels, Restaurants & Leisure	7.0%	7.9%
Machinery	5.7%	5.7%
Media	5.6%	5.6%
Construction & Engineering	4.7%	4.6%
IT Services	4.4%	5.1%
Electronic Equipment, Instruments & Components	4.0%	4.3%
Specialty Retail	4.0%	5.1%
Commercial Services & Supplies	4.0%	3.3%
Diversified Telecommunication Services	3.5%	2.9%
Internet Software & Services	3.4%	3.1%
Health Care Providers & Services	3.3%	4.1%
Food Products	3.2%	2.4%
Diversified Consumer Services	2.9%	3.7%
Health Care Equipment & Supplies	2.9%	3.1%
Diversified Financial Services	2.8%	2.3%
Auto Components	2.7%	2.7%
Software	2.3%	4.5%
Oil, Gas & Consumable Fuels	2.2%	2.1%
Computers & Peripherals	1.9%	0.0%
Pharmaceuticals	1.7%	1.9%
Professional Services	1.7%	1.9%
Road & Rail	1.6%	1.6%
Consumer Finance	1.5%	0.8%
Leisure Equipment & Products	1.5%	1.1%
Building Products	1.4%	1.9%
Distributors	1.2%	0.7%
Communications Equipment	1.2%	0.0%
Air Freight & Logistics	1.1%	1.1%
Aerospace & Defense	1.1%	1.0%
Other(1)	7.7%	8.2%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Fair Value:	June 30, 2016	December 31, 2015
Hotels, Restaurants & Leisure	7.1%	7.8%
Machinery	6.9%	7.0%
Energy Equipment & Services	5.9%	6.0%
Diversified Consumer Services	5.3%	5.7%
Media	5.2%	5.1%
Construction & Engineering	5.2%	5.1%
IT Services	4.1%	4.6%
Specialty Retail	4.1%	6.0%
Commercial Services & Supplies	3.8%	3.1%
Electronic Equipment, Instruments & Components	3.5%	3.7%
Internet Software & Services	3.3%	2.9%
Auto Components	3.3%	2.8%
Health Care Equipment & Supplies	3.0%	2.9%
Diversified Telecommunication Services	3.0%	2.7%
Food Products	3.0%	2.1%
Diversified Financial Services	2.8%	2.2%
Health Care Providers & Services	2.7%	3.3%
Road & Rail	2.5%	2.6%
Software	2.3%	5.9%
Computers & Peripherals	1.8%	0.0%
Professional Services	1.7%	1.7%
Oil, Gas & Consumable Fuels	1.7%	1.2%
Pharmaceuticals	1.5%	1.7%
Leisure Equipment & Products	1.4%	1.1%
Consumer Finance	1.3%	0.6%
Building Products	1.2%	1.6%
Air Freight & Logistics	1.2%	1.3%
Distributors	1.2%	0.6%
Communications Equipment	1.1%	0.0%
Aerospace & Defense	1.0%	0.9%
Other(1)	7.9%	7.8%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

        At June 30, 2016 and December 31, 2015, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Unconsolidated Significant Subsidiaries

        In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, Main Street must determine which of its unconsolidated controlled portfolio companies, if any, are considered "significant subsidiaries". In evaluating these unconsolidated controlled portfolio companies, there are three tests utilized to determine if any of Main Street's Control Investments (as defined in Note A, including those unconsolidated controlled portfolio companies in which Main Street does not own greater than 50% of the voting securities) are considered significant subsidiaries: the investment test, the asset test and the income test. Rule 3-09 of Regulation S-X, as interpreted by the SEC, requires Main Street to include separate audited financial statements of an unconsolidated majority-owned subsidiary (Control Investments in which Main Street owns greater than 50% of the voting securities) in an annual report if any of the three tests exceed 20% of Main Street's total investments at fair value, total assets or total income, respectively. Rule 4-08(g) of Regulation S-X requires summarized financial information of a Control Investment in an annual report if any of the three tests exceeds 10% of Main Street's annual total amounts and Rule 10-01(b)(1) of Regulation S-X requires summarized financial information in a quarterly report if any of the three tests exceeds 20% of Main Street's year-to-date total amounts.

        As of June 30, 2016, Main Street had no single Control Investment that represented greater than 20% of its total Investment Portfolio at fair value and no single investment whose total assets represented greater than 20% of its total assets. After performing the income test for the six months ended June 30, 2016, Main Street determined that its income from one of its Control Investments individually generated more than 20% of its total income, primarily due to the unrealized appreciation that was recognized on the investment during the six months ended June 30, 2016. As such, CBT Nuggets, LLC, an unconsolidated portfolio company that was a Control Investment, but which was not majority-owned by Main Street, was considered a significant subsidiary as of June 30, 2016.

        The following table shows the summarized financial information for CBT Nuggets, LLC:

	Six Months Ended June 30,
	2016	2015
	(dollars in thousands)
Summary of Operations
Total Revenue	$18,283	$16,347
Gross Profit	15,819	14,112
Income from Operations	6,275	5,837
Net Income	5,953	5,929

NOTE D—EXTERNAL INVESTMENT MANAGER

        As discussed further in Note A.1., the External Investment Manager provides investment management and other services to External Parties. The External Investment Manager is accounted for as a portfolio investment of MSCC since the External Investment Manager conducts all of its investment management activities for External Parties.

        During May 2012, Main Street entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income, a non-publicly traded BDC, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow it to own a registered investment adviser,

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Main Street assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on MSCC's ability to meet the source-of-income requirement necessary for it to maintain its RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. Based upon several fee waiver agreements with HMS Income and HMS Adviser, the External Investment Manager did not begin accruing the base management fee and incentive fees, if any, until January 1, 2014. The External Investment Manager has conditionally agreed to waive a limited amount of the incentive fees otherwise earned. During the three months ended June 30, 2016 and 2015, the External Investment Manager earned $2.3 million and $2.0 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser. During the six months ended June 30, 2016 and 2015, the External Investment Manager earned $4.6 million and $3.4 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser.

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

        Main Street shares employees with the External Investment Manager and allocates costs related to such shared employees to the External Investment Manager generally based on a combination of the direct time spent, new investment origination activity and assets under management, depending on the nature of the expense. For the three months ended June 30, 2016 and 2015, Main Street allocated $1.4 million and $1.2 million of total expenses, respectively, to the External Investment Manager. For the six months ended June 30, 2016 and 2015, Main Street allocated $2.5 million and $2.0 million of total expenses, respectively, to the External Investment Manager. The total contribution of the External Investment Manager to Main Street's net investment income consists of the combination of the expenses allocated to the External Investment Manager and dividend income from the External Investment Manager. For the three months ended June 30, 2016 and 2015, the total contribution to net investment income was $2.0 million and $1.7 million, respectively. For the six months ended June 30, 2016 and 2015, the total contribution to net investment income was $3.8 million and $2.9 million, respectively.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        Summarized financial information from the separate financial statements of the External Investment Manager as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015 is as follows:

	As of June 30,	As of December 31,
	2016	2015
	(dollars in thousands)
Cash	$—	$31
Accounts receivable—HMS Income	2,343	2,262

Total assets	$2,343	$2,293

Accounts payable to MSCC and its subsidiaries	$1,635	$1,333
Dividend payable to MSCC	618	677
Taxes payable	90	283
Equity	—	—

Total liabilities and equity	$2,343	$2,293

	Three Months Ended June 30		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Management fee income	$2,336	$1,967	$4,587	$3,395
Expenses allocated from MSCC or its subsidiaries:
Salaries, share-based compensation and other personnel costs	(961)	(816)	(1,689)	(1,382)
Other G&A expenses	(400)	(346)	(826)	(606)

Total allocated expenses	(1,361)	(1,162)	(2,515)	(1,988)

Pre-tax income	975	805	2,072	1,407
Tax expense	(357)	(295)	(756)	(497)

Net income	$618	$510	$1,316	$910

NOTE E—SBIC DEBENTURES

        SBIC debentures payable were $225.0 million at both June 30, 2016 and December 31, 2015, respectively. SBIC debentures provide for interest to be paid semi-annually, with principal due at the applicable 10-year maturity date of each debenture. The weighted-average annual interest rate on the SBIC debentures was 4.2% as of both June 30, 2016 and December 31, 2015. The first principal maturity due under the existing SBIC debentures is in 2017, and the weighted-average remaining duration as of June 30, 2016 was approximately 5.1 years. For the three months ended June 30, 2016 and 2015, Main Street recognized interest expense attributable to the SBIC debentures of $2.5 million in each period. For the six months ended June 30, 2016 and 2015, Main Street recognized interest expense attributable to the SBIC debentures of $5.0 million and $4.9 million, respectively. Main Street has incurred upfront leverage and other miscellaneous fees of approximately 3.4% of the debenture principal amount. In accordance with SBA regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA. The Funds are subject to annual

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

compliance examinations by the SBA. There have been no historical findings resulting from these examinations.

        As of June 30, 2016, the recorded value of the SBIC debentures was $223.7 million which consisted of (i) $73.9 million recorded at fair value, or $1.3 million less than the $75.2 million face value of the SBIC debentures issued in MSC II and (ii) $149.8 million reported at face value and held in MSMF. As of June 30, 2016, if Main Street had adopted the fair value option under ASC 825 for all of its SBIC debentures, Main Street estimates the fair value of its SBIC debentures would be approximately $213.3 million, or $11.7 million less than the $225.0 million face value of the SBIC debentures.

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

        Borrowings under the Credit Facility bear interest, subject to Main Street's election, on a per annum basis at a rate equal to the applicable LIBOR rate (0.46% as of June 30, 2016) plus (i) 1.875% (or the applicable base rate (Prime Rate of 3.5% as of June 30, 2016) plus 0.875%) as long as Main Street maintains an investment grade rating and meets certain agreed upon excess collateral and maximum leverage requirements, (ii) 2.0% (or the applicable base rate plus 1.0%) if Main Street maintains an investment grade rating but, does not meet certain excess collateral and maximum leverage requirements or (iii) 2.25% (or the applicable base rate plus 1.25%) if Main Street does not maintain an investment grade rating. Main Street pays unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio of at least 1.5 to 1.0 and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2020, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval.

        At June 30, 2016, Main Street had $350.0 million in borrowings outstanding under the Credit Facility. As of June 30, 2016, if Main Street had adopted the fair value option under ASC 825 for its Credit Facility, Main Street estimates its fair value would approximate its recorded value. Main Street recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs, of $2.2 million and $1.6 million for the three months ended June 30, 2016 and 2015, respectively, and $4.3 million and $3.3 million for each of the six month periods ended June 30, 2016 and 2015, respectively. As of June 30, 2016, the interest rate on the Credit Facility was 2.3% which is consistent with the average interest rate for the three and six months ended June 30, 2016. As of June 30, 2016, Main Street was in compliance with all financial covenants of the Credit Facility.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE G—NOTES

  6.125% Notes

        In April 2013, Main Street issued $92.0 million, including the underwriters full exercise of their option to purchase additional principal amounts to cover over-allotments, in aggregate principal amount of 6.125% Notes due 2023 (the "6.125% Notes"). The 6.125% Notes are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 6.125% Notes; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 6.125% Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at Main Street's option on or after April 1, 2018. The 6.125% Notes bear interest at a rate of 6.125% per year payable quarterly on January 1, April 1, July 1 and October 1 of each year. The total net proceeds to Main Street from the 6.125% Notes, after underwriting discounts and estimated offering expenses payable by Main Street, were approximately $89.0 million. Main Street has listed the 6.125% Notes on the New York Stock Exchange under the trading symbol "MSCA". Main Street may from time to time repurchase the 6.125% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2016, the outstanding balance of the 6.125% Notes was $90.7 million. As of June 30, 2016, if Main Street had adopted the fair value option under ASC 825 for the 6.125% Notes, Main Street estimates the fair value would be approximately $92.8 million. Main Street recognized interest expense related to the 6.125% Notes, including amortization of deferred loan costs, of $1.5 million for each of the three months ended June 30, 2016 and 2015. Main Street recognized interest expense related to the 6.125% Notes, including amortization of deferred loan costs, of $2.9 million for each of the six months ended June 30, 2016 and 2015.

        The indenture governing the 6.125% Notes (the "6.125% Notes Indenture") contains certain covenants, including covenants requiring Main Street's compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 6.125% Notes and the Trustee if Main Street ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 6.125% Notes Indenture. As of June 30, 2016, Main Street was in compliance with these covenants.

  4.50% Notes

        In November 2014, Main Street issued $175.0 million in aggregate principal amount of 4.50% unsecured notes due 2019 (the "4.50% Notes") at an issue price of 99.53%. The 4.50% Notes are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 4.50% Notes; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes mature on December 1, 2019, and may be redeemed in whole or in part at any time at Main Street's

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

option subject to certain make whole provisions. The 4.50% Notes bear interest at a rate of 4.50% per year payable semi-annually on June 1 and December 1 of each year. The total net proceeds from the 4.50% Notes, resulting from the issue price and after underwriting discounts and estimated offering expenses payable by us, were approximately $171.2 million. Main Street may from time to time repurchase the 4.50% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2016, the outstanding balance of the 4.50% Notes was $175.0 million. As of June 30, 2016, if Main Street had adopted the fair value option under ASC 825 for the 4.50% Notes, Main Street estimates its fair value would be approximately $179.2 million. Main Street recognized interest expense related to the 4.50% Notes, including amortization of deferred loan costs, of $2.1 million for each of the three months ended June 30, 2016 and 2015. Main Street recognized interest expense related to the 4.50% Notes, including amortization of deferred loan costs, of $4.3 million for each of the six months ended June 30, 2016 and 2015.

        The indenture governing the 4.50% Notes (the "4.50% Notes Indenture") contains certain covenants, including covenants requiring Main Street's compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 4.50% Notes and the Trustee if Main Street ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 4.50% Notes Indenture. As of June 30, 2016, Main Street was in compliance with these covenants.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE H—FINANCIAL HIGHLIGHTS

	Six Months Ended June 30,
	2016	2015
Per Share Data:
NAV at the beginning of the period	$21.24	$20.85
Net investment income(1)	1.07	1.06
Net realized gain (loss)(1)(2)	0.57	(0.16)
Net change in net unrealized appreciation (depreciation)(1)(2)	(0.72)	0.61
Income tax benefit(1)(2)	0.02	0.08

Net increase in net assets resulting from operations(1)	0.94	1.59
Dividends paid to stockholders from net investment income	(0.79)	(1.28)
Distributions from capital gains	(0.57)	(0.03)

Total dividends paid	(1.36)	(1.31)
Accretive effect of stock offerings (issuing shares above NAV per share)	0.25	0.71
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.05	0.06
Other(3)	(0.01)	(0.06)

NAV at the end of the period	$21.11	$21.84

Market value at the end of the period	$32.85	$31.91
Shares outstanding at the end of the period	52,074,810	49,938,534

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

	Six Months Ended June 30,
	2016	2015
	(dollars in thousands)
NAV at end of period	$1,099,112	$1,090,816
Average NAV	$1,082,335	$1,038,230
Average outstanding debt	$781,243	$711,816
Ratio of total expenses, including income tax expense, to average NAV(1)(2)	2.74%	2.31%
Ratio of operating expenses to average NAV(2)(3)	2.78%	2.68%
Ratio of operating expenses, excluding interest expense, to average NAV(2)(3)	1.26%	1.19%
Ratio of net investment income to average NAV(2)	5.06%	4.88%
Portfolio turnover ratio(2)	11.29%	12.63%
Total investment return(2)(4)	18.05%	11.63%
Total return based on change in NAV(2)(5)	4.46%	8.11%

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

NOTE I—DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

        Main Street paid regular monthly dividends of $0.180 per share for each month of January through June 2016, totaling approximately $27.6 million, or $0.540 per share, for the three months ended June 30, 2016, and $54.8 million, or $1.080 per share, for the six months ended June 30, 2016. The

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

second quarter 2016 regular monthly dividends represent a 2.9% increase from the regular monthly dividends paid for the second quarter of 2015. Additionally, Main Street paid a $0.275 per share supplemental semi-annual dividend, totaling $14.2 million, in June 2016 compared to a $13.7 million, or $0.275 per share, paid in June 2015. The regular monthly dividends equaled a total of approximately $26.1 million, or $0.525 per share, for the three months ended June 30, 2015, and $49.1 million, or $1.035 per share, for the six months ended June 30, 2015.

        MSCC has elected to be treated for U.S. federal income tax purposes as a RIC. MSCC's taxable income includes the taxable income generated by MSCC and certain of its subsidiaries, including the Funds, which are treated as disregarded entities for tax purposes. As a RIC, MSCC generally will not pay corporate level U.S. federal income taxes on any net ordinary income or capital gains that MSCC distributes to its stockholders. MSCC must generally distribute at least 90% of its "investment company taxable income" (which is generally its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its tax exempt income to maintain its RIC status (pass-through tax treatment for amounts distributed). As part of maintaining RIC status, undistributed taxable income (subject to a 4% non-deductible U.S Federal excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared on or prior to the later of (i) filing of the U.S federal income tax return for the applicable fiscal year or (ii) the fifteenth day of the ninth month following the close of the year in which such taxable income was generated.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        Listed below is a reconciliation of "Net increase in net assets resulting from operations" to taxable income and to total distributions declared to common stockholders for the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
	2016	2015
	(estimated, dollars in thousands)
Net increase in net assets resulting from operations	$47,724	$76,227
Book tax difference from share-based compensation expense	(2,845)	(2,310)
Net change in net unrealized (appreciation) depreciation	36,639	(29,460)
Income tax benefit	(490)	(3,768)
Pre-tax book loss not consolidated for tax purposes	2,564	12,161
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	(4,224)	2,323

Estimated taxable income(1)	79,368	55,173
Taxable income earned in prior year and carried forward for distribution in current year	29,683	38,638
Taxable income earned prior to period end and carried forward for distribution next period	(49,087)	(38,607)
Dividend payable as of period end and paid in the following period	9,364	8,739

Total distributions accrued or paid to common stockholders	$69,328	$63,943

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

        MSCC's wholly owned subsidiary MSCP is included in Main Street's consolidated financial statements for financial reporting purposes. For tax purposes, MSCP has elected to be treated as a

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

taxable entity, and therefore is not consolidated with MSCC for income tax purposes and is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. The taxable income, or loss, of MSCP may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in Main Street's consolidated financial statements.

        The income tax expense, or benefit, and the related tax assets and liabilities, generated by the Taxable Subsidiaries and MSCP, if any, are reflected in Main Street's consolidated financial statements. For the three months ended June 30, 2016, Main Street recognized a net income tax provision of $1.8 million, principally consisting of a $1.0 million accrual for excise tax on our estimated undistributed taxable income, a deferred tax provision of $0.7 million which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries including changes in net operating loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences and a $0.1 million provision for current U.S. federal income and state taxes. For the six months ended June 30, 2016, Main Street recognized a net income tax benefit of $0.5 million, which principally consisted of a deferred tax benefit of $2.0 million primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries including changes in net operating loss carryforwards, changes in net unrealized appreciation or depreciation and temporary book tax differences, partially offset by a $1.1 million accrual for excise tax and $0.4 million of accruals for current U.S. federal income and state taxes. For the three months ended June 30, 2015, Main Street recognized a net income tax benefit of $3.5 million, which principally consisted of a deferred tax benefit of $5.1 million which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries including changes in net operating loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences, partially offset by $1.2 million of accruals for current U.S. federal and state income taxes and a $0.4 million accrual for excise tax on our estimated undistributed taxable income. For the six months ended June 30, 2015, Main Street recognized a net income tax benefit of $3.8 million, which principally consisted of a deferred tax benefit of $5.8 million primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries including changes in net operating loss carryforwards, changes in net unrealized appreciation or depreciation and temporary book tax differences, partially offset by $1.6 million of accruals for current U.S. federal income and state taxes and a $0.4 million accrual for excise tax.

        The net deferred tax asset at June 30, 2016 and December 31, 2015 was $7.8 million and $4.0 million, respectively, primarily related to net operating loss carryforwards, timing differences in net unrealized appreciation or depreciation and other temporary book tax differences relating to portfolio investments held by the Taxable Subsidiaries. In addition, during the three months ended March 31, 2016, Main Street recorded a one-time $1.8 million increase to deferred tax assets for previously unrecognized excess tax benefits associated with share-based compensation due to the early adoption of the new accounting standard ASU 2016-09 (See further discussion in Note B.8). As of June 30, 2016, Main Street had a capital loss carryforward of $8.3 million. For federal income tax purposes, the capital loss carryforward will expire in 2020. The timing and manner in which Main Street will utilize any net loss carryforwards in any year, or in total, may be limited in the future under the provisions of the Code.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE J—COMMON STOCK

        During November 2015, Main Street commenced a program (the "ATM Program") with selling agents through which it can sell shares of its common stock by means of at-the-market offerings from time to time. During the six months ended June 30, 2016, Main Street sold 1,225,757 shares of its common stock at a weighted-average price of $32.03 per share and raised $39.3 million of gross proceeds under the ATM Program. Net proceeds were $38.7 million after commissions to the selling agents on shares sold and offering costs. As of June 30, 2016, sales transactions representing 81,675 shares had not settled and are not included in shares issued and outstanding on the face of the consolidated balance sheet, but are included in the weighted average shares outstanding on the consolidated statement of operations and in the shares used to calculate net asset value per share. As of June 30, 2016, 1,133,675 shares were available for sale under the ATM Program.

        During November and December 2015, Main Street sold 140,568 shares of its common stock at a weighted-average price of $31.98 per share and raised $4.5 million of gross proceeds under the ATM Program. Net proceeds were $4.3 million after commissions to the selling agents on shares sold and offering costs.

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

        For the six months ended June 30, 2016, $7.8 million of the total $69.0 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 255,391 newly issued shares. For the six months ended June 30, 2015, $9.4 million of the total $62.9 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 304,100 newly issued shares and with the purchase of 3,131 shares of common stock in the open market. The shares disclosed above relate only to Main Street's DRIP and exclude any activity related to broker-managed dividend reinvestment plans.

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

        Main Street's Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2015 Equity and Incentive Plan (the "Equity and Incentive Plan"). These shares generally vest over a three-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street's Board of Directors under the Equity and Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of June 30, 2016.

Restricted stock authorized under the plan	3,000,000
Less net restricted stock granted during:
Year ended December 31, 2015	(900)
Six months ended June 30, 2016	(257,909)

Restricted stock available for issuance as of June 30, 2016	2,741,191

        As of June 30, 2016, the following table summarizes the restricted stock issued to Main Street's independent directors and the remaining shares of restricted stock available for issuance pursuant to the Main Street Capital Corporation 2015 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election to the board and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period.

Restricted stock authorized under the plan	300,000
Less net restricted stock granted during:
Year ended December 31, 2015	(6,806)
Six months ended June 30, 2016	(6,748)

Restricted stock available for issuance as of June 30, 2016	286,446

        For the three months ended June 30, 2016 and 2015, Main Street recognized total share-based compensation expense of $2.3 million and $1.7 million, respectively, related to the restricted stock issued to Main Street employees and independent directors, and, for the six months ended June 30, 2016 and 2015, Main Street recognized total share-based compensation expense of $3.8 million and $2.9 million, respectively, related to the restricted stock issued to Main Street employees and independent directors.

        As of June 30, 2016, there was $16.5 million of total unrecognized compensation expense related to Main Street's non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 2.2 years as of June 30, 2016.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE M—COMMITMENTS AND CONTINGENCIES

        At June 30, 2016, Main Street had the following outstanding commitments (in thousands):

Category / Company	Amount
Investments with equity capital commitments that have not yet funded:
Encap Energy Fund Investments
EnCap Energy Capital Fund VIII, L.P.	$799
EnCap Energy Capital Fund VIII Co-Investors, L.P.	120
EnCap Energy Capital Fund IX, L.P.	1,387
EnCap Energy Capital Fund X, L.P.	7,869
EnCap Flatrock Midstream Fund II, L.P.	7,663
EnCap Flatrock Midstream Fund III, L.P.	6,385

$24,223
Congruent Credit Opportunities Funds
Congruent Credit Opportunities Fund II, LP	$8,488
Congruent Credit Opportunities Fund III, LP	15,450

$23,938
Freeport Fund Investments
Freeport First Lien Loan Fund III LP	$8,936
Freeport Financial SBIC Fund LP	1,375

$10,311
I-45 SLF LLC	$6,800
Dos Rios Partners
Dos Rios Partners, LP	$3,416
Dos Rios Partners—A, LP	1,085

$4,501
Brightwood Capital Fund III, LP	$3,750
EIG Fund Investments	$2,242
LKCM Headwater Investments I, L.P.	$2,500
Access Media Holdings, LLC	$945

Total equity commitments	$79,210
Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:
U.S. TelePacific Corp.	$7,500
CapFusion, LLC	4,800
UniRush, LLC	4,000
Barfly Ventures, LLC	3,675
Apex Linen Service, Inc.	3,200

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Category / Company	Amount
Arcus Hunting LLC	2,987
Buca C, LLC	2,670
Hojeij Branded Foods, LLC	2,028
Applied Products, Inc.	2,000
Mid-Columbia Lumber Products, LLC	2,000
Glowpoint, Inc.	2,000
LaMi Products, LLC	1,765
PT Network, LLC	1,634
Guerdon Modular Holdings, Inc.	1,600
Messenger, LLC	1,417
Gamber-Johnson Holdings, LLC	1,200
Grace Hill, LLC	1,161
NRI Clinical Research, LLC	1,000
Minute Key, Inc.	800
HW Temps LLC	800
BBB Tank Services, LLC	800
Mystic Logistics, Inc.	800
Energy & Exploration Partners, LLC	663
Lamb's Venture, LLC	650
Jackmont Hospitality, Inc.	593
Vision Interests, Inc.	525
Insurance Technologies, LLC	522
UniTek Global Services, Inc.	483
AccuMED Corp.	250
Garreco, LLC	200
Subsea Global Solutions, LLC	185
Jensen Jewelers of Idaho, LLC	50

Total loan commitments	$53,958

Total commitments	$133,168

        Main Street will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents, the liquidation of Marketable securities and idle funds investments, and a combination of future debt and equity capital). Main Street follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments. The Company had total unrealized depreciation of $0.1 million on the outstanding unfunded commitments as of June 30, 2016.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE N—RELATED PARTY TRANSACTIONS

        As discussed further in Note D, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of Main Street's Investment Portfolio. At June 30, 2016, Main Street had a receivable of approximately $2.3 million due from the External Investment Manager which included approximately $1.6 million related primarily to operating expenses incurred by MSCC or its subsidiaries required to support the External Investment Manager's business, along with dividends declared but not paid by the External Investment Manager of approximately $0.6 million.

        In November 2015, Main Street's board of directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the "2015 Deferred Compensation Plan"). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the board of directors in June 2013 (the "2013 Deferred Compensation Plan"). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors' fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of June 30, 2016, $1.9 million of compensation and directors' fees had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $1.7 million was deferred into phantom Main Street stock units, representing 55,675 shares of Main Street's common stock. Any amounts deferred under the plan represented by Main Street's shares of common stock will not be issued or included as outstanding on the consolidated statement of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but are included in operating expenses and weighted average shares outstanding on Main Street's consolidated statement of operations as earned.

NOTE O—SUBSEQUENT EVENTS

        In August 2016, Main Street declared regular monthly dividends of $0.185 per share for each month of October, November and December of 2016. These regular monthly dividends equal a total of $0.555 per share for the fourth quarter of 2016 and represent a 2.8% increase from the regular monthly dividends declared for the fourth quarter of 2015. Including the regular monthly dividends declared for the fourth quarter of 2016, Main Street will have paid $18.330 per share in cumulative dividends since its October 2007 initial public offering.

        In August 2016, Main Street received a license from the SBA to operate a third SBIC. The third SBIC license provides Main Street with up to $125 million of additional long-term, fixed interest rate debt capital through the issuance of SBA-guaranteed debentures.

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments In and Advances to Affiliates
Six Months Ended June 30, 2016
(dollars in thousands)
(Unaudited)

Company	Investment(1)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2015 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2016 Fair Value
Control Investments
Majority-owned investments
Café Brazil, LLC	Member Units	312	7,330	—	760	6,570

CMS Minerals LLC	Member Units	62	—	4,083	95	3,988
	Preferred Member Units	1,117	6,914	—	2,866	4,048

Gamber-Johnson Holdings, LLC	LIBOR Plus 11.00% (Floor 1.00%)	261	—	19,791	—	19,791
	Member Units	304	—	12,124	—	12,124

GRT Rubber Technologies LLC	LIBOR Plus 9.00% (Floor 1.00%)	766	15,988	134	2,429	13,693
	Member Units	223	15,580	2,450	—	18,030

Hydratec, Inc.	Common Stock	911	14,950	810	—	15,760

IDX Broker, LLC	12.5% Secured Debt	730	11,350	10	10	11,350
	Member Units	—	6,440	—	—	6,440

Jensen Jewelers of Idaho, LLC	Prime Plus 6.75% (Floor 2.00%)	240	4,055	515	215	4,355
	Member Units	139	4,750	450	—	5,200

Lamb's Venture, LLC	LIBOR Plus 5.75%	3	—	351	1	350
	11% Secured Debt	435	7,962	—	227	7,735
	Preferred Equity	—	328	72	—	400
	Member Units	10	4,690	1,050	—	5,740
	9.5% Secured Debt	43	919	—	25	894
	Member Units	27	1,240	380	—	1,620

Lighting Unlimited, LLC	8% Secured Debt	61	1,514	—	—	1,514
	Preferred Equity	—	430	—	—	430
	Warrants	—	40	—	10	30
	Member Units	(81)	350	—	90	260

Mid-Columbia Lumber	10% Secured Debt	88	1,750	—	—	1,750
Products, LLC	12% Secured Debt	237	3,900	—	—	3,900
	Member Units	40	2,580	—	160	2,420
	9.5% Secured Debt	42	881	—	22	859
	Member Units	10	550	—	—	550

MSC Adviser I, LLC	Member Units	1,316	27,272	—	360	26,912

Mystic Logistics Holdings, LLC	12% Secured Debt	593	9,448	20	108	9,360
	Common Stock	16	5,970	—	580	5,390

NRP Jones, LLC	6% Current / 6% PIK Secured Debt	940	12,948	405	—	13,353
	Warrants	—	450	—	320	130
	Member Units	—	1,480	—	1,070	410

PPL RVs, Inc.	11.1% Secured Debt	545	9,710	—	—	9,710
	Common Stock	—	9,770	1,420	—	11,190

Principle Environmental, LLC	12% Secured Debt	267	4,060	21	21	4,060
	12% Current / 2% PIK Secured Debt	236	3,310	35	1	3,344
	Preferred Member Units	—	6,060	—	1,460	4,600
	Warrants	—	310	—	290	20

Quality Lease Service, LLC	8% PIK Secured Debt	253	6,538	252	—	6,790
	Member Units	—	2,638	—	—	2,638

Southern RV, LLC	13% Secured Debt	157	11,400	104	11,504	—
	Member Units	957	15,100	(1,417)	13,683	—
	13% Secured Debt	45	3,250	30	3,280	—
	Member Units	—	1,200	—	1,200	—

Company	Investment(1)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2015 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2016 Fair Value
The MPI Group, LLC	9% Secured Debt	134	2,921	—	—	2,921
	Series A Preferred Units	—	690	—	190	500
	Warrants	—	—	—	—	—
	Member Units	63	2,230	70	—	2,300

Travis Acquisition LLC	12% Secured Debt	212	3,513	10	278	3,245
	Member Units	50	14,480	5,890	—	20,370

Uvalco Supply, LLC	9% Secured Debt	53	1,314	—	216	1,098
	Member Units	90	5,460	250	—	5,710

Vision Interests, Inc.	13% Secured Debt	209	3,052	10	107	2,955
	Series A Preferred Stock	—	3,550	—	180	3,370
	Common Stock	—	210	—	70	140

Ziegler's NYPD, LLC	6.5% Secured Debt	34	992	1	—	993
	12% Secured Debt	28	500	—	200	300
	14% Secured Debt	198	2,750	—	—	2,750
	Warrants	—	50	160	—	210
	Preferred Member Units	—	3,400	130	—	3,530

Other controlled investments
Access Media Holdings, LLC	5.00% Current / 5.00% PIK Secured Debt	$1,115	$20,380	$545	$485	$20,440
	Preferred Member Units	—	2,000	1,305	2,525	780
	Member Units	—	—	—	—	—

AmeriTech College, LLC	10% Secured Debt	51	1,003	1	—	1,004
	10% Secured Debt	153	3,025	—	—	3,025
	Preferred Member Units	57	2,291	—	—	2,291

ASC Interests, LLC	11% Secured Debt	140	2,500	8	258	2,250
	Member Units	35	2,230	450	—	2,680

Bond-Coat, Inc.	12% Secured Debt	720	11,596	17	17	11,596
	Common Stock	—	9,140	—	4,050	5,090

CBT Nuggets, LLC	Member Units	4,425	42,120	7,980	—	50,100

Datacom, LLC	8% Secured Debt	17	—	450	—	450
	5.25% Current / 5.25% PIK Secured Debt	566	10,970	210	450	10,730
	Class A Preferred Member Units	—	1,181	89	—	1,270
	Class B Preferred Member Units	—	5,079	—	2,485	2,594

Garreco, LLC	14% Secured Debt	424	5,739	13	—	5,752
	Member Units	5	1,270	—	180	1,090

Gulf Manufacturing, LLC	9% PIK Secured Debt	35	777	—	—	777
	Member Units	—	13,770	—	5,000	8,770

Gulf Publishing Holdings, LLC	12.5% Secured Debt	322	—	9,904	—	9,904
	Member Units	62	—	3,124	—	3,124

Harrison Hydra-Gen, Ltd.	9% Secured Debt	9	5,010	—	5,010	—
	Preferred Stock	2	1,361	2	1,363	—
	Common Stock	79	2,600	430	—	3,030

Hawthorne Customs and	Member Units	12	460	—	180	280
Dispatch Services, LLC	Member Units	81	2,220	—	—	2,220

HW Temps LLC	LIBOR Plus 9.50% (Floor 1.00%)	540	9,884	8	—	9,892
	Preferred Member Units	362	3,942	1,008	—	4,950

Indianapolis Aviation	15% Secured Debt	240	3,100	5	5	3,100
Partners, LLC	Warrants	—	2,540	—	—	2,540

Marine Shelters Holdings, LLC	12% PIK Secured Debt	578	8,870	630	431	9,069
(LoneStar Marine Shelters)	Preferred Member Units	—	4,881	—	1,781	3,100

MH Corbin Holding LLC	10% Secured Debt	710	13,869	14	350	13,533
	Preferred Member Units	70	6,000	—	—	6,000

NAPCO Precast, LLC	Prime Plus 2.00% (Floor 7.00%)	154	4,005	—	1,292	2,713
	18% Secured Debt	425	4,924	—	972	3,952
	Member Units	357	8,590	1,180	—	9,770

Company	Investment(1)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2015 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2016 Fair Value
NRI Clinical Research, LLC	14% Secured Debt	347	4,539	79	108	4,510
	Warrants	—	340	60	—	400
	Member Units	—	1,342	140	—	1,482

OMi Holdings, Inc.	Common Stock	—	13,640	1,940	—	15,580

Pegasus Research Group, LLC (Televerde)	Member Units	314	6,840	1,780	—	8,620

River Aggregates, LLC	Zero Coupon Secured Debt	34	556	35	—	591
	Member Units	230	3,830	770	—	4,600
	Member Units	—	2,360	80	—	2,440

SoftTouch Medical	LIBOR Plus 9.00% (Floor 1.00%)	410	8,010	65	425	7,650
Holdings LLC	Member Units	115	5,710	2,860	—	8,570

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period		—	—	—	—	—

		$25,572	$555,011	$84,793	$69,395	$570,409

Affiliate Investments
AFG Capital Group, LLC	11% Secured Debt	$765	$12,790	$36	$—	$12,826
	Warrants	—	490	80	—	570
	Member Units	—	2,020	310	—	2,330

Barfly Ventures, LLC	12% Secured Debt	678	4,042	908	94	4,856
	Options	—	—	470	—	470
	Warrants	—	473	—	233	240

BBB Tank Services, LLC	12% Current / 1% PIK Secured Debt	164	—	3,967	—	3,967
	Member Units	—	—	800	—	800

Boss Industries, LLC	Preferred Member Units	111	2,586	86	112	2,560

Bridge Capital Solutions	13% Secured Debt	499	6,890	110	—	7,000
Corporation	Warrants	—	1,300	80	—	1,380

Buca C, LLC	LIBOR Plus 7.25% (Floor 1.00%)	1,094	25,299	231	2,319	23,211
	Preferred Member Units	109	3,711	1,829	—	5,540

CAI Software LLC	12% Secured Debt	269	4,661	9	650	4,020
	Member Units	22	1,000	740	—	1,740

CapFusion, LLC	13% Secured Debt	529	—	9,933	—	9,933
	Warrants	—	—	1,200	—	1,200

Chandler Signs Holdings, LLC	12% Secured Debt	316	—	4,458	—	4,458
	Class A Units	78	—	1,500	—	1,500

Condit Exhibits, LLC	Member Units	85	1,010	450	—	1,460

Congruent Credit Opportunities	LP Interests (Fund II)	400	2,834	—	1,519	1,315
Funds	LP Interests (Fund III)	459	12,024	2,616	—	14,640

Daseke, Inc.	12% Current / 2.5% PIK Secured Debt	1,608	21,253	310	40	21,523
	Common Stock	—	22,660	—	—	22,660

Dos Rios Partners	LP Interests (Fund)	—	2,031	1,070	619	2,482
	LP Interests (Fund A)	—	648	340	317	671

Dos Rios Stone Products LLC	Class A Units	—	—	2,000	—	2,000

East Teak Fine Hardwoods, Inc.	Common Stock	21	860	—	—	860

East West Copolymer &	12% Secured Debt	597	9,463	14	—	9,477
Rubber, LLC	Warrants	—	50	—	—	50

EIG Fund Investments	LP Interests	99	718	2,062	—	2,780

EIG Traverse Co-Investment, L.P.	LP Interests	616	4,755	5,175	—	9,930

Freeport Financial Funds	LP Interests (Fund)	202	6,045	—	346	5,699
	LP Interests (Fund III)	231	2,077	1,487	—	3,564

Company	Investment(1)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2015 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2016 Fair Value
Gault Financial, LLC (RMB	10% Secured Debt	767	10,930	80	—	11,010
Capital, LLC)	Warrants	—	—	—	—	—

Glowpoint, Inc.	8% Secured Debt	14	397	1	398	—
	12% Secured Debt	560	8,929	11	1,303	7,637
	Common Stock	—	3,840	—	1,530	2,310

Guerdon Modular Holdings, Inc.	LIBOR Plus 8.50% (Floor 1.00%)	19	(15)	962	947	—
	9% Current / 4% PIK Secured Debt	723	10,295	78	13	10,360
	Preferred Stock	—	—	1,140	—	1,140
	Common Stock	—	1,990	—	1,910	80

Houston Plating and Coatings, LLC	Member Units	(23)	8,440	433	3,543	5,330

I-45 SLF LLC	Member units	778	7,200	3,106	—	10,306

Indianhead Pipeline	12% Secured Debt	411	5,853	63	449	5,467
Services, LLC	Preferred Member Units	24	2,302	273	—	2,575
	Warrants	—	—	—	—	—
	Member Units	—	—	—	—	—

KBK Industries, LLC	10% Secured Debt	8	—	600	—	600
	12.5% Secured Debt	379	5,900	7	7	5,900
	Member Units	(8)	3,680	—	450	3,230

L.F. Manufacturing Holdings, LLC	Member Units	—	1,485	185	—	1,670

MPS Denver, LLC	Member Units	—	1,130	—	290	840

OnAsset Intelligence, Inc.	12% PIK Secured Debt	248	4,006	248	—	4,254
	Preferred Stock	—	1,380	—	—	1,380
	Warrants	—	—	—	—	—

OPI International Ltd.	10% Unsecured Debt	24	473	—	—	473
	Common Stock	—	3,200	—	—	3,200

PCI Holding Company, Inc.	12% Secured Debt	538	—	13,000	—	13,000
	Preferred Stock	291	4,887	291	939	4,239

Radial Drilling Services Inc.	12% Secured Debt	10	1,500	10	—	1,510
	Warrants	—	—	—	—	—

Rocaceia, LLC (Quality Lease	12% Secured Debt	—	250	—	—	250
and Rental Holdings, LLC)	Preferred Member Units	—	—	—	—	—

Samba Holdings, Inc.	12.5% Secured Debt	1,100	24,662	110	24,772	—
	Common Stock	—	30,220	—	30,220	—

Tin Roof Acquisition Company	12% Secured Debt	869	13,807	30	209	13,628
	Class C Preferred Stock	127	2,477	126	—	2,603

UniTek Global Services, Inc.	LIBOR Plus 7.50% (Floor 1.00%)	131	2,812	—	1	2,811
	LIBOR Plus 8.50% (Floor 1.00%)	62	1,255	6	273	988
	15% PIK Unsecured Debt	54	638	50	—	688
	Preferred Stock	—	5,540	450	—	5,990
	Common Stock	—	—	2,100	—	2,100

Universal Wellhead Services Holdings, LLC	Class A Preferred Units	—	3,000	—	1,840	1,160

Valley Healthcare Group, LLC	LIBOR Plus 12.50% (Floor 0.50%)	707	10,297	420	—	10,717
	Preferred Member Units	—	—	1,600	—	1,600

Volusion, LLC	10.5% Secured Debt	1,056	16,199	126	—	16,325
	Preferred Member Units	—	14,000	—	—	14,000
	Warrants	—	1,400	—	—	1,400

Company	Investment(1)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2015 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2016 Fair Value
Other
Amounts related to investments transferred to or from other 1940 Act classification during the period		(345)	(15,530)	—	—	—

		$17,476	$350,519	$67,777	$75,343	$358,483

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

OVERVIEW

        Our principal investment objective is to maximize our portfolio's total return by generating current income from our debt investments and capital appreciation from our equity and equity related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. Our LMM companies generally have annual revenues between $10 million and $150 million, and our LMM portfolio investments generally range in size from $5 million to $50 million. Our Middle Market investments are made in businesses that are generally larger in size than our LMM portfolio companies, with annual revenues typically between $150 million and $1.5 billion, and our Middle Market investments generally range in size from $3 million to $15 million. Our private loan ("Private Loan") portfolio investments are primarily debt securities in privately held companies which have been originated through strategic relationships with other investment funds on a collaborative basis. Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio.

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

        Our Private Loan portfolio investments are primarily debt securities in privately held companies which have been originated through strategic relationships with other investment funds on a collaborative basis, and are often referred to in the debt markets as "club deals." Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio. Our Private Loan portfolio debt investments are generally secured by either a first or second priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date.

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

        The following tables provide a summary of our investments in the LMM, Middle Market and Private Loan portfolios as of June 30, 2016 and December 31, 2015 (this information excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of June 30, 2016
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	74	81	44
Fair value	$866.1	$611.6	$299.3
Cost	$726.5	$651.0	$323.2
% of portfolio at cost—debt	69.0%	97.7%	93.9%
% of portfolio at cost—equity	31.0%	2.3%	6.1%
% of debt investments at cost secured by first priority lien	91.8%	85.8%	86.3%
Weighted-average annual effective yield(b)	12.4%	8.4%	9.7%
Average EBITDA(c)	$5.9	$92.2	$15.9

(a)
At June 30, 2016, we had equity ownership in approximately 99% of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 35%.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of June 30, 2016, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares of our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including five LMM portfolio companies, four Middle Market portfolio companies and five Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies.

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

        As of June 30, 2016, we had Other Portfolio investments in ten companies, collectively totaling approximately $84.2 million in fair value and approximately $92.3 million in cost basis and which comprised 4.5% of our Investment Portfolio (as defined in "—Critical Accounting Policies—Basis of Presentation" below) at fair value. As of December 31, 2015, we had Other Portfolio investments in ten companies, collectively totaling approximately $74.8 million in fair value and approximately $75.2 million in cost basis and which comprised approximately 4.2% of our Investment Portfolio at fair value.

        As previously discussed, the External Investment Manager is a wholly owned subsidiary that is treated as a portfolio investment. As of June 30, 2016, there was no cost basis in this investment and the investment had a fair value of $26.9 million, which comprised 1.4% of our Investment Portfolio at fair value. As of December 31, 2015, there was no cost basis in this investment and the investment had a fair value of $27.3 million, which comprised 1.5% of our Investment Portfolio at fair value.

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

        Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio. For each of the three and six months ended June 30, 2016 and 2015, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.4% on an annualized basis, which is consistent with the percentage for the year ended December 31, 2015.

        During May 2012, we entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income, a non-publicly traded BDC, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow us to own a registered investment adviser, we assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on our ability to meet the source-of-income requirement necessary for us to maintain our RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. Based upon several fee waiver agreements with HMS Income and HMS Adviser, the External Investment Manager did not begin accruing the base management fee and incentive fees, if any, until January 1, 2014. The External Investment Manager has conditionally agreed to waive a limited amount of the incentive fees otherwise earned. During the three months ended June 30, 2016 and 2015, the External Investment Manager earned $2.3 million and $2.0 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser. During the six months ended June 30, 2016 and 2015, the External Investment Manager earned $4.6 million and $3.4 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser.

        During April 2014, we received an exemptive order from the SEC permitting co-investments by us and HMS Income in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. We have made, and in the future intend to continue to make, such co-investments with HMS Income in accordance with the conditions of the order. The order requires, among other things, that we and the External Investment Manager consider whether each such investment opportunity is appropriate for HMS Income and, if it is appropriate, to propose an allocation of the investment opportunity between us and HMS Income. Because the External Investment Manager may receive performance-based fee compensation from HMS Income, this may provide it an incentive to allocate opportunities to HMS Income instead of us. However, both we and the External Investment Manager have policies and procedures in place to manage this conflict.

CRITICAL ACCOUNTING POLICIES

  Basis of Presentation

        Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For each of the periods presented herein, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of our investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments, and the investment in the External Investment Manager, but excludes all "Marketable securities and idle funds investments". "Marketable securities and idle funds investments" are classified as financial instruments and are reported separately on our consolidated balance sheets and consolidated schedules of investments due to the nature of such investments. Our results of operations for the three and six months ended June 30, 2016 and 2015, cash flows for the six months ended June 30, 2016 and 2015, and financial position as of June 30, 2016 and December 31, 2015, are presented on a consolidated basis. The effects of all intercompany transactions between us and our consolidated subsidiaries have been eliminated in consolidation.

        Our accompanying unaudited consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

  Investment Portfolio Valuation

        The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. As of both June 30, 2016 and December 31, 2015, our Investment Portfolio valued at fair value represented approximately 95% and 96% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See "Note B.1.—Valuation of the Investment Portfolio" in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

        Our Board of Directors has the final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our Investment Portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our Investment Portfolio as of June 30, 2016 and December 31, 2015 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

  Payment-in-Kind ("PIK") Interest and Cumulative Dividends

        We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended June 30, 2016 and 2015, (i) approximately 4.1% and 1.8%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 0.7% and 0.9%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash. For the six months ended June 30, 2016 and 2015, (i) approximately 3.6% and 2.0%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 0.8% and 0.9%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.

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

  Income Taxes

        MSCC has elected to be treated for U.S. federal income tax purposes as a RIC. MSCC's taxable income includes the taxable income generated by MSCC and certain of its subsidiaries, including the Funds, which are treated as disregarded entities for tax purposes. As a RIC, MSCC generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that MSCC distributes to its stockholders. MSCC must generally distribute at least 90% of its "investment company taxable income" (which is generally its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its tax exempt income to maintain its RIC status (pass-through tax treatment for amounts distributed). As part of maintaining RIC status, undistributed taxable income (subject to a 4% non-deductible U.S Federal excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared on or prior to the later of (i) filing of the U.S federal income tax return for the applicable fiscal year or (ii) the fifteenth day of the ninth month following the close of the year in which such taxable income was generated.

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

        MSCP is included in our consolidated financial statements for financial reporting purposes. For tax purposes, MSCP has elected to be treated as a taxable entity, and therefore is not consolidated with MSCC for income tax purposes and is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. The taxable income, or loss, of MSCP may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements.

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

        Our Private Loan portfolio investments are primarily debt securities in privately held companies which have been originated through strategic relationships with other investment funds on a collaborative basis, and are often referred to in the debt markets as "club deals." Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio. Our Private Loan portfolio debt investments are generally secured by either a first or second priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date.

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

        Our external asset management business is conducted through the External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. We have entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with HMS Income. Through this agreement, we share employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. In the first quarter of 2014, we began allocating costs to the External Investment Manager pursuant to the sharing agreement. Our total expenses for the three months ended June 30, 2016 and 2015 are net of expenses allocated to the External Investment Manager of $1.4 million and $1.2 million, respectively. Our total expenses for the six months ended June 30, 2016 and 2015 are net of expenses allocated to the External Investment Manager of $2.5 million and $2.0 million, respectively. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses allocated to the External Investment Manager and dividend income from the External Investment Manager. For the three months ended June 30, 2016 and 2015, the total contribution to our net investment income was $2.0 million and $1.7 million, respectively. For the six months ended June 30, 2016 and 2015, the total contribution to our net investment income was $3.8 million and $2.9 million, respectively.

        The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments as of June 30, 2016 and December 31, 2015 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	June 30, 2016	December 31, 2015
First lien debt	74.5%	75.8%
Equity	14.3%	13.5%
Second lien debt	9.2%	8.7%
Equity warrants	1.0%	0.9%
Other	1.0%	1.1%

	100.0%	100.0%

Fair Value:	June 30, 2016	December 31, 2015
First lien debt	66.6%	66.1%
Equity	23.4%	24.9%
Second lien debt	8.4%	7.7%
Equity warrants	0.7%	0.6%
Other	0.9%	0.7%

	100.0%	100.0%

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

        The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of June 30, 2016 and December 31, 2015:

	As of June 30, 2016		As of December 31, 2015
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
		(dollars in thousands)
1	$263,019	30.3%	$332,606	38.6%
2	219,997	25.4%	143,268	16.6%
3	275,126	31.8%	277,160	32.1%
4	100,569	11.6%	107,926	12.5%
5	7,395	0.9%	1,750	0.2%

Total	$866,106	100.0%	$862,710	100.0%

        Based upon our investment rating system, the weighted-average rating of our LMM portfolio was approximately 2.3 as of June 30, 2016 and 2.2 as of December 31, 2015.

        As of June 30, 2016, our total Investment Portfolio had eight investments on non-accrual status, which comprised approximately 0.5% of its fair value and 3.7% of its cost. As of December 31, 2015, our total Investment Portfolio had six investments on non-accrual status, which comprised approximately 0.4% of its fair value and 3.7% of its cost.

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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

  Comparison of the three months ended June 30, 2016 and June 30, 2015

	Three Months Ended June 30,		Net Change
	2016	2015	Amount	%
	(dollars in thousands)
Total investment income	$42,902	$41,308	$1,594	4%
Total expenses	(15,254)	(14,107)	(1,147)	8%

Net investment income	27,648	27,201	447	2%
Net realized gain (loss) from investments	15,457	(5,573)	21,030
Net change in net unrealized appreciation (depreciation) from:
Portfolio investments	(10,585)	15,901	(26,486)
SBIC debentures and marketable securities and idle funds	164	(203)	367

Total net change in net unrealized appreciation (depreciation)	(10,421)	15,698	(26,119)
Income tax benefit (provision)	(1,773)	3,476	(5,249)

Net increase in net assets resulting from operations	$30,911	$40,802	$(9,891)	–24%

	Three Months Ended June 30,		Net Change
	2016	2015	Amount	%
	(dollars in thousands, except per share amounts)
Net investment income	$27,648	$27,201	$447	2%
Share-based compensation expense	2,251	1,679	572	34%

Distributable net investment income(a)	$29,899	$28,880	$1,019	4%

Distributable net investment income per share—Basic and diluted(a)	$0.58	$0.58	$—	0%

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

  Investment Income

        For the three months ended June 30, 2016, total investment income was $42.9 million, a 4% increase over the $41.3 million of total investment income for the corresponding period of 2015. This comparable period increase was principally attributable to (i) a $0.6 million increase in interest income primarily related to higher average levels of portfolio debt investments and (ii) a $2.5 million increase in dividend income from Investment Portfolio equity investments, partially offset by a $1.3 million decrease in fee income. The $1.6 million increase in total investment income in the three months ended June 30, 2016 includes the impact of a decrease of $1.2 million primarily related to lower accelerated prepayment and repricing activity for certain Investment Portfolio debt investments when compared to the same period in 2015.

  Expenses

        For the three months ended June 30, 2016, total expenses increased to $15.3 million from $14.1 million for the corresponding period of 2015. This comparable period increase in operating expenses was principally attributable to (i) a $0.6 million increase in interest expense, primarily due to an increase in interest expense on the Credit Facility generally due to the higher average balance outstanding in the three months ended June 30, 2016 when compared to the same period in the prior year, (ii) a $0.6 million increase in share-based compensation expense and (iii) a $0.2 million increase in general and administrative expenses and compensation expense, with these increases partially offset by a $0.2 million increase in the expenses allocated to the External Investment Manager (see further discussion in "Overview"), in each case when compared to the same period in the prior year. For each of the three months ended June 30, 2016 and 2015, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.4% on an annualized basis.

  Net Investment Income

        Net investment income for the three months ended June 30, 2016 was $27.6 million, or a 2% increase, compared to net investment income of $27.2 million for the corresponding period of 2015. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses as discussed above.

  Distributable Net Investment Income

        For the three months ended June 30, 2016, distributable net investment income increased 4% to $29.9 million, or $0.58 per share, compared with $28.9 million, or $0.58 per share, in the corresponding period of 2015. The increase in distributable net investment income was primarily due to the higher level of total investment income, partially offset by higher operating expenses as discussed above. Distributable net investment income on a per share basis for the three months ended June 30, 2016 reflects (i) a decrease of approximately $0.02 per share from the comparable period in 2015 attributable to the net decrease in the comparable levels of accelerated prepayment and repricing activity for certain Investment Portfolio debt investments and (ii) a greater number of average shares outstanding compared to the corresponding period in 2015 primarily due to shares issued through the ATM Program (as defined in "—Liquidity and Capital Resources—Capital Resources" below) and shares issued pursuant to our restricted stock plan and dividend reinvestment plan.

  Net Increase in Net Assets Resulting from Operations

        The net increase in net assets resulting from operations during the three months ended June 30, 2016 was $30.9 million, or $0.60 per share, compared with $40.8 million, or $0.82 per share, during the three months ended June 30, 2015. This $9.9 million decrease from the same period in the prior year period was primarily the result of (i) a $26.1 million decrease in net change in unrealized appreciation (depreciation) to net unrealized depreciation of $10.4 million for the three months ended June 30, 2016 and (ii) a $5.2 million decrease in the income tax benefit (provision) to a $1.8 million income tax provision for the three months ended June 30, 2016, partially offset by (i) a $0.4 million increase in net investment income as discussed above and (ii) a $21.0 million increase in the net realized gain (loss) from investments from a net realized loss of $5.6 million during the three months ended June 30, 2015 to a net realized gain of $15.5 million for the three months ended June 30, 2016. The net realized gain of $15.5 million for the three months ended June 30, 2016 was primarily the result of (i) the net realized gain on the exit of a LMM investment totaling $28.7 million and (ii) the net realized gain of $0.3 million due to activity in our Other Portfolio, partially offset by (i) the net realized loss of $4.7 million on the exit of two Middle Market investments, (ii) the net realized loss of $6.5 million relating to the restructure of a Middle Market investment and (iii) the net realized loss of $2.2 million on the exit of two Private Loan investments.

        The following table provides a summary of the total unrealized depreciation of $10.4 million for the three months ended June 30, 2016:

	Three Months Ended June 30, 2016
	LMM(a)	Middle Market	Private Loan	Other(b)	Total
	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized gains/losses recognized during period	$(28.4)	$13.2	$2.2	$(0.2)	$(13.2)
Net unrealized appreciation (depreciation) relating to portfolio investments	1.8	4.1	(2.6)	(0.7)	2.6

Total net change in unrealized appreciation (depreciation) relating to portfolio investments	$(26.6)	$17.3	$(0.4)	$(0.9)	$(10.6)

Net unrealized appreciation relating to marketable securities					0.1
Unrealized appreciation relating to SBIC debentures(c)					0.1

Total net change in unrealized appreciation (depreciation)					$(10.4)

(a)
LMM includes unrealized appreciation on 22 LMM portfolio investments and unrealized depreciation on 14 LMM portfolio investments.

(b)
Other includes $0.2 million of net unrealized appreciation relating to the Other Portfolio, offset by $0.9 million of unrealized depreciation relating to the External Investment Manager.

(c)
Relates to unrealized appreciation on the SBIC debentures issued by our wholly-owned subsidiary MSC II which are accounted for on a fair value basis.

        The income tax provision for the three months ended June 30, 2016 of $1.8 million principally consisted of (i) a $1.0 million accrual for excise tax on our estimated undistributed taxable income, (ii) a deferred tax provision of $0.7 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in net operating loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book tax differences and (iii) other current tax expense of $0.1 million related to accruals for U.S. federal and state income taxes.

  Comparison of the six months ended June 30, 2016 and June 30, 2015

	Six Months Ended June 30,		Net Change
	2016	2015	Amount	%
	(dollars in thousands)
Total investment income	$84,909	$78,487	$6,422	8%
Total expenses	(30,096)	(27,795)	(2,301)	8%

Net investment income	54,813	50,692	4,121	8%
Net realized gain (loss) from investments	29,060	(7,693)	36,753
Net change in net unrealized appreciation (depreciation) from:
Portfolio investments	(38,114)	30,105	(68,219)
SBIC debentures and marketable securities and idle funds	1,475	(645)	2,120

Total net change in net unrealized appreciation (depreciation)	(36,639)	29,460	(66,099)
Income tax benefit	490	3,768	(3,278)

Net increase in net assets resulting from operations	$47,724	$76,227	$(28,503)	(37%	)

	Six Months Ended June 30,		Net Change
	2016	2015	Amount	%
	(dollars in thousands, except per share amounts)
Net investment income	$54,813	$50,692	$4,121	8%
Share-based compensation expense	3,840	2,942	898	31%

Distributable net investment income(a)	$58,653	$53,634	$5,019	9%

Distributable net investment income per share—Basic and diluted(a)	$1.15	$1.12	$0.03	3%

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

  Investment Income

        For the six months ended June 30, 2016, total investment income was $84.9 million, an 8% increase over the $78.5 million of total investment income for the corresponding period of 2015. This comparable period increase was principally attributable to (i) a $2.8 million increase in interest income primarily related to higher average levels of portfolio debt investments and (ii) a $5.0 million increase in dividend income from Investment Portfolio equity investments partially offset by (i) a $0.8 million decrease in fee income and (ii) a $0.4 million decrease in investment income from Marketable securities and idle funds investments. The $6.4 million increase in total investment income in the six months ended June 30, 2016 includes the impact of a decrease of $1.2 million primarily related to lower accelerated prepayment and repricing activity for certain Investment Portfolio debt investments when compared to the same period in 2015.

  Expenses

        For the six months ended June 30, 2016, total expenses increased to $30.1 million from $27.8 million for the corresponding period of 2015. This comparable period increase in operating expenses was principally attributable to (i) a $1.0 million increase in interest expense, primarily due to an increase in interest expense on the Credit Facility generally due to the higher average balance outstanding in the six months ended June 30, 2016 when compared to the same period in the prior year, (ii) a $0.5 million increase in general and administrative expenses, (iii) a $0.4 million increase in compensation expense related primarily to increases in the number of personnel and base compensation levels and (iv) a $0.9 million increase in share-based compensation expense, with these increases partially offset by a $0.5 million increase in the expenses allocated to the External Investment Manager, in each case when compared to the same period in the prior year. For each of the six months ended June 30, 2016 and 2015, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.4% on an annualized basis.

  Net Investment Income

        Net investment income for the six months ended June 30, 2016 was $54.8 million, or an 8% increase, compared to net investment income of $50.7 million for the corresponding period of 2015. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses as discussed above.

  Distributable Net Investment Income

        For the six months ended June 30, 2016, distributable net investment income increased 9% to $58.7 million, or $1.15 per share, compared with $53.6 million, or $1.12 per share, in the corresponding period of 2015. The increase in distributable net investment income was primarily due to the higher level of total investment income, partially offset by higher operating expenses both as discussed above. Distributable net investment income on a per share basis for the six months ended June 30, 2016 reflects (i) a decrease of approximately $0.03 per share from the comparable period in 2015 attributable to the net decrease in the comparable levels of accelerated prepayment and repricing activity for certain Investment Portfolio debt investments and (ii) a greater number of average shares outstanding compared to the corresponding period in 2015 primarily due to the March 2015 equity offering, shares issued through the ATM Program and shares issued pursuant to our restricted stock plan and dividend reinvestment plan.

  Net Increase in Net Assets Resulting from Operations

        The net increase in net assets resulting from operations during the six months ended June 30, 2016 was $47.7 million, or $0.94 per share, compared with $76.2 million, or $1.59 per share, during the six months ended June 30, 2015. This $28.5 million decrease from the same period in the prior year period was primarily the result of a $66.1 million decrease in net change in unrealized appreciation (depreciation) to net unrealized depreciation of $36.6 million for the six months ended June 30, 2016 and (ii) a $3.3 million decrease in the income tax benefit from the same period in the prior year, partially offset by (i) a $4.1 million increase in net investment income as discussed above and (ii) a $36.8 million increase in the net realized gain (loss) from investments from a net realized loss of $7.7 million during the six months ended June 30, 2015 to a net realized gain of $29.1 million for the six months ended June 30, 2016. The net realized gain of $29.1 million for the six months ended June 30, 2016 was primarily the result of (i) the net realized gain of $43.1 million on the exit two LMM investments and (ii) the net realized gain of $1.6 million due to activity in our Other Portfolio, partially offset by (i) the net realized loss of $4.7 million on the exit of two Middle Market investments, (ii) the net realized loss of $7.4 million relating to the restructure of two Middle Market investments, (iii) the net realized loss of $2.2 million on the exit of two Private Loan investments and (iv) the net realized loss of $1.6 million on the exit of a Marketable securities and idle funds investment.

        The following table provides a summary of the total net unrealized depreciation of $36.6 million for the six months ended June 30, 2016:

	Six Months Ended June 30, 2016
	LMM(a)	MM	PL	Other(b)	Total
	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized gains/losses recognized during period	$(42.8)	$16.2	$2.2	$(1.5)	$(25.9)
Net change in unrealized appreciation (depreciation) relating to portfolio investments	5.3	(5.2)	(5.8)	(6.5)	(12.2)

Total net change in unrealized appreciation (depreciation) relating to portfolio investments	$(37.5)	$11.0	$(3.6)	$(8.0)	$(38.1)

Net change in unrealized appreciation relating to marketable securities					1.5
Unrealized depreciation relating to SBIC debentures(c)					—

Total net change in unrealized appreciation (depreciation)					$(36.6)

(a)
LMM includes unrealized appreciation on 28 LMM portfolio investments and unrealized depreciation on 22 LMM portfolio investments.

(b)
Other includes $6.1 million of net unrealized depreciation relating to the Other Portfolio and $0.4 million of unrealized depreciation relating to the External Investment Manager.

(c)
Relates to unrealized depreciation on the SBIC debentures held by MSC II which are accounted for on a fair value basis.

        The income tax benefit for the six months ended June 30, 2016 of $0.5 million principally consisted of a deferred tax benefit of $2.0 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in net operating loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book tax differences, partially offset by other current tax expense related to (i) a $1.1 million accrual for excise tax on our estimated undistributed taxable income and (ii) other current tax expense of $0.4 million related to accruals for U.S. federal and state income taxes.

  Liquidity and Capital Resources

  Cash Flows

        For the six months ended June 30, 2016, we experienced a net decrease in cash and cash equivalents in the amount of $1.6 million, which is the net result of $35.4 million of cash used for our operating activities and $33.7 million of cash provided by financing activities.

        During the period, we used $35.4 million of cash for our operating activities, which resulted primarily from (i) cash flows we generated from the operating profits earned through our operating activities totaling $52.2 million, which is our $58.7 million of distributable net investment income, excluding the non-cash effects of the accretion of unearned income of $4.2 million, payment-in-kind interest income of $3.0 million, cumulative dividends of $0.6 million and the amortization expense for deferred financing costs of $1.3 million, (ii) cash uses totaling $306.5 million which primarily resulted from (a) the funding of new portfolio company investments and settlement of accruals for portfolio investments existing as of December 31, 2015, which together total $303.0 million, (b) $3.0 million related to decreases in payables and accruals and (d) increases in other assets of $0.5 million and (iii) cash proceeds totaling $218.9 million from (a) $216.8 million in cash proceeds from the sales and repayments of debt investments and sales of and return on capital of equity investments and (b) $2.1 million of cash proceeds from the sale of Marketable securities and idle funds investments.

        During the six months ended June 30, 2016, $33.7 million in cash was provided by financing activities, which principally consisted of (i) $59.0 million in net cash proceeds from the Credit Facility and (ii) $38.7 million in net cash proceeds from the ATM Program, partially offset by (iii) $61.2 million in cash dividends paid to stockholders and (iv) $2.6 million for purchases of vested restricted stock from employees to satisfy their tax withholding requirements upon the vesting of such restricted stock and (v) $0.2 million for payment of deferred loan costs, SBIC debenture fees and other costs.

  Capital Resources

        As of June 30, 2016, we had $18.7 million in cash and cash equivalents, $1.6 million in Marketable securities and idle funds investments and $205.0 million of unused capacity under the Credit Facility, which we maintain to support our investment and operating activities. As of June 30, 2016, our net asset value totaled $1,099.1 million, or $21.11 per share.

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

        Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis at a rate equal to the applicable LIBOR rate (0.46% as of June 30, 2016) plus (i) 1.875% (or the applicable base rate (Prime Rate of 3.50% as of June 30, 2016) plus 0.875%) as long as we maintain an investment grade rating and meet certain agreed upon excess collateral and maximum leverage requirements, (ii) 2.0% (or the applicable base rate plus 1.0%) if we maintain an investment grade rating but, do not meet certain excess collateral and maximum leverage requirements or (iii) 2.25% (or the applicable base rate plus 1.25%) if we do not maintain an investment grade rating. We pay unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio of at least 1.5 to 1.0 and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2020, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval. As of June 30, 2016, we had $350.0 million in borrowings outstanding under the Credit Facility, the interest rate on the Credit Facility was 2.3% and we were in compliance with all financial covenants of the Credit Facility.

        Due to each of the Funds' status as a licensed SBIC, we have the ability to issue, through the Funds, debentures guaranteed by the SBA at favorable interest rates and favorable terms and conditions. In addition, in December 2015, the 2016 omnibus spending bill approved by Congress and signed into law by the President increased the amount of SBA-guaranteed debentures that affiliated

SBIC funds can have outstanding from $225.0 million to $350.0 million. This new legislation may allow us to issue additional SBIC debentures, subject to SBA approval, above the $225.0 million that we have outstanding as of June 30, 2016. We announced on March 29, 2016 that we were issued a "green light" or "go forth" letter from the SBA inviting us to continue our application process to obtain a license to form and operate a third SBIC subsidiary to gain access to the additional SBIC debentures. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. On June 30, 2016, through our two wholly owned SBICs, we had $225.0 million of outstanding SBIC debentures guaranteed by the SBA, which bear a weighted-average annual fixed interest rate of approximately 4.2%, paid semi-annually, and mature ten years from issuance. The first maturity related to our SBIC debentures does not occur until 2017, and the weighted-average remaining duration is approximately 5.1 years as of June 30, 2016.

        In April 2013, we issued $92.0 million, including the underwriters' full exercise of their over-allotment option, in aggregate principal amount of the 6.125% Notes. The 6.125% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 6.125% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 6.125% Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at our option on or after April 1, 2018. We may from time to time repurchase 6.125% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2016, the outstanding balance of the 6.125% Notes was $90.7 million.

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

        In November 2014, we issued $175.0 million in aggregate principal amount of the 4.50% Notes at an issue price of 99.53%. The 4.50% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes mature on December 1, 2019, and may be redeemed in whole or in part at any time at our option subject to certain make whole provisions. The 4.50% Notes bear interest at a rate of 4.50% per year payable semi-annually on June 1 and December 1 of each year, beginning June 1, 2015. We may from time to time repurchase 4.50% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2016, the outstanding balance of the 4.50% Notes was $175.0 million.

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

        During November 2015, we commenced a program (the "ATM Program") with selling agents through which we can sell shares of our common stock by means of at-the-market offerings from time to time. During the three months ended December 31, 2015, we sold 140,568 shares of our common stock at a weighted-average price of $31.98 per share and raised $4.5 million of gross proceeds under the ATM Program. Net proceeds were $4.3 million after commissions to the selling agents on shares sold and offering costs.

        During the six months ended June 30, 2016, we sold 1,225,757 shares of our common stock at a weighted-average price of $32.03 per share and raised $39.3 million of gross proceeds under the ATM Program. Net proceeds were $38.7 million after commissions to the selling agenets on shares sold and offering costs. As of June 30, 2016, sales transactions representing 81,675 shares had not settled and are not included in shares issued and outstanding on the face of the consolidated balance sheet, but are included in the weighted average shares outstanding on the consolidated statement of operations and in the shares used to calculate our net asset value per share. As of June 30, 2016, 1,133,675 shares were available for sale under the ATM Program.

        We anticipate that we will continue to fund our investment activities through existing cash and cash equivalents, the liquidation of Marketable securities and idle funds investments, and a combination of future issuances of debt and equity capital. Our primary uses of funds will be investments in portfolio companies, operating expenses and cash distributions to holders of our common stock.

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

        In order to satisfy the Code requirements applicable to a RIC, we intend to distribute to our stockholders, after consideration and application of our ability under the Code to carry forward certain excess undistributed taxable income from one tax year into the next tax year, substantially all of our taxable income. In addition, as a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. In January 2008, we received an exemptive order from the SEC to exclude SBA guaranteed debt securities issued by MSMF and any other wholly owned subsidiaries of ours which operate as SBICs from the asset coverage requirements of the 1940 Act as applicable to us, which, in turn, enables us to fund more investments with debt capital.

        Although we have been able to secure access to additional liquidity, including recent public equity and historical debt offerings, our $555.0 million Credit Facility, and the available leverage through the SBIC program, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

  Recently Issued or Adopted Accounting Standards

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-9 supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients. This ASU clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters. The FASB tentatively decided to defer the effective date of the new revenue standard for public entities under U.S. GAAP for one year. If finalized, the new guidance will be effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Early adoption would be permitted for annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact the adoption of this new accounting standard will have on our consolidated financial statements.

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

  Off-Balance Sheet Arrangements

        We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At June 30, 2016, we had a total of $133.2 million in outstanding commitments comprised of (i) 32 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) 9 investments with equity capital commitments that had not been fully called.

  Contractual Obligations

        As of June 30, 2016, the future fixed commitments for cash payments in connection with our SBIC debentures, the 4.50% Notes and the 6.125% Notes for each of the next five years and thereafter are as follows:

	2016	2017	2018	2019	2020	2021 and thereafter	Total
SBIC debentures	$—	$15,000	$10,200	$20,000	$55,000	$124,800	$225,000
Interest due on SBIC debentures	4,748	9,423	8,130	7,807	6,608	10,992	47,708
Notes 6.125%	—	—	—	—	—	90,655	90,655
Interest due on 6.125% Notes	2,776	5,553	5,553	5,553	5,553	13,881	38,869
4.50% Notes	—	—	—	175,000	—	—	175,000
Interest due on 4.50% Notes	3,938	7,875	7,875	7,875	—	—	27,563

Total	$11,462	$37,851	$31,758	$216,235	$67,161	$240,328	$604,795

        As of June 30, 2016, we had $350.0 million in borrowings outstanding under our Credit Facility, and the Credit Facility is currently scheduled to mature in September 2020. The Credit Facility contains two, one-year extension options which could extend the maturity to September 2022. See further discussion of the Credit Facility terms in "—Liquidity and Capital Resources—Capital Resources".

  Related Party Transactions

        As discussed further above, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of our Investment Portfolio. At June 30, 2016, we had a receivable of $2.3 million due from the External Investment Manager which included approximately $1.6 million primarily related to operating expenses incurred by us required to support the External Investment Manager's business, along with dividends declared but not paid by the External Investment Manager of approximately $0.6 million.

        In November 2015, our board of directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the "2015 Deferred Compensation Plan"). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the board of directors in June 2013 (the "2013 Deferred Compensation Plan"). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors' fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of June 30, 2016, $1.9 million of compensation and directors' fees had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $1.7 million was deferred into phantom Main Street stock units, representing 55,675 shares of our common stock. Any amounts deferred under the plan represented by our shares of common stock will not be issued or included as outstanding on the consolidated statement of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but are included in operating expenses and weighted average shares outstanding on our consolidated statement of operations as earned.

  Recent Developments

        In August 2016, we declared regular monthly dividends of $0.185 per share for each month of October, November and December of 2016. These regular monthly dividends equal a total of $0.555 per share for the fourth quarter of 2016 and represent a 2.8% increase from the regular monthly dividends declared for the fourth quarter of 2015. Including the regular monthly dividends declared for the fourth quarter of 2016, we will have paid $18.330 per share in cumulative dividends since its October 2007 initial public offering.

        In August 2016, we received a license from the SBA to operate a third SBIC. The third SBIC license provides us with up to $125 million of additional attractive, long-term, fixed interest rate debt capital through the issuance of SBA-guaranteed debentures up to the maximum amount of $350.0 million of SBA-guaranteed debentures that affiliated SBIC funds can have outstanding.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and Marketable securities and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of June 30, 2016, approximately 62% of our debt investment portfolio (at cost) bore interest at floating rates, 98% of which were subject to contractual minimum interest rates. As of June 30, 2016, none of our Marketable securities and idle funds investments (at cost) bore interest at floating rates. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the interest rates on our outstanding SBIC debentures and our 4.50% Notes and 6.125% Notes, which comprise the majority of our outstanding debt, are fixed for the life of such debt. As of June 30, 2016, we had not entered into any interest rate hedging arrangements. The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of June 30, 2016.

Basis Point Change	Increase in Interest Income	Increase in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
		(dollars in thousands)
50	$1,269	$(1,750)	$(481)	$(0.01)
100	5,329	(3,500)	1,829	0.04
150	9,778	(5,250)	4,528	0.09
200	14,282	(7,000)	7,282	0.14
300	23,315	(10,500)	12,815	0.25
400	32,362	(14,000)	18,362	0.35
500	41,422	(17,500)	23,922	0.46

Basis Point Change

        The hypothetical results would also be impacted by the changes in the amount of debt outstanding under our Credit Facility (with an increase (decrease) in the debt outstanding under the Credit Facility resulting in an (increase) decrease in the hypothetical interest expense).

Item 4.    Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, our President, our Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chairman and Chief Executive Officer, our President, our Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 that we filed with the SEC on February 26, 2016, and as updated in our Form N-2 filed on May 16, 2016.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        During the three months ended June 30, 2016, we issued 141,760 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued during the three months ended June 30, 2016 under the dividend reinvestment plan was approximately $4.6 million.

Item 6.    Exhibits

        Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit
10.1	Form of Equity Distribution Agreement dated June 9, 2016 (previously filed as Exhibit (h)(3) to Main Street Capital Corporation's Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 filed on June 9, 2016 (Reg. No. 333-203147)).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Main Street Capital Corporation
Date: August 9, 2016	/s/ VINCENT D. FOSTER Vincent D. Foster Chairman and Chief Executive Officer (principal executive officer)
Date: August 9, 2016	/s/ BRENT D. SMITH Brent D. Smith Chief Financial Officer and Treasurer (principal financial officer)
Date: August 9, 2016	/s/ SHANNON D. MARTIN Shannon D. Martin Vice President and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).