Form 10-Q
period 2016-09-30
Main Street Capital CORP
filed 2016-11-04
CIK 1396440

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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

        The number of shares outstanding of the issuer's common stock as of November 3, 2016 was 53,036,148.

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

(dollars in thousands, except shares and per share amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Portfolio investments at fair value:
Control investments (cost: $401,190 and $387,727 as of September 30, 2016 and December 31, 2015, respectively)	$547,651	$555,011
Affiliate investments (cost: $368,553 and $333,728 as of September 30, 2016 and December 31, 2015, respectively)	352,873	350,519
Non-Control/Non-Affiliate investments (cost: $1,046,923 and $945,187 as of September 30, 2016 and December 31, 2015, respectively)	1,019,743	894,466

Total portfolio investments (cost: $1,816,666 and $1,666,642 as of September 30, 2016 and December 31, 2015, respectively)	1,920,267	1,799,996
Marketable securities and idle funds investments (cost: $0 and $5,407 as of September 30, 2016 and December 31, 2015, respectively)	—	3,693

Total investments (cost: $1,816,666 and $1,672,049 as of September 30, 2016 and December 31, 2015, respectively)	1,920,267	1,803,689
Cash and cash equivalents	31,782	20,331
Interest receivable and other assets	33,500	27,737
Receivable for securities sold	503	9,901
Deferred financing costs (net of accumulated amortization of $10,896 and $8,965 as of September 30, 2016 and December 31, 2015, respectively)	12,259	13,267
Deferred tax asset, net	9,199	4,003

Total assets	$2,007,510	$1,878,928

LIABILITIES
Credit facility	$313,000	$291,000
SBIC debentures (par: $231,000 ($15,000 due within one year) and $225,000 as of September 30, 2016 and December 31, 2015, respectively. Par of $75,200 is recorded at a fair value of $74,680 and $73,860 as of September 30, 2016 and December 31, 2015, respectively)	230,480	223,660
4.50% Notes	175,000	175,000
6.125% Notes	90,655	90,738
Accounts payable and other liabilities	11,581	12,292
Payable for securities purchased	29,100	2,311
Interest payable	3,561	3,959
Dividend payable	9,783	9,074

Total liabilities	863,160	808,034
Commitments and contingencies (Note M)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 52,901,113 and 50,413,744 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively)	529	504
Additional paid-in capital	1,090,197	1,011,467
Accumulated net investment income, net of cumulative dividends of $471,478 and $417,347 as of September 30, 2016 and December 31, 2015, respectively	38,421	7,181
Accumulated net realized gain from investments (accumulated net realized gain from investments of $52,352 before cumulative dividends of $112,539 as of September 30, 2016 and accumulated net realized gain from investments of $19,005 before cumulative dividends of $68,658 as of December 31, 2015)	(60,187)	(49,653)
Net unrealized appreciation, net of income taxes	75,390	101,395

Total net assets	1,144,350	1,070,894

Total liabilities and net assets	$2,007,510	$1,878,928

NET ASSET VALUE PER SHARE	$21.62	$21.24

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(dollars in thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$14,826	$13,437	$40,398	$36,264
Affiliate investments	9,619	6,852	27,095	19,862
Non-Control/Non-Affiliate investments	22,149	22,090	63,841	64,124

Interest, fee and dividend income	46,594	42,379	131,334	120,250
Interest, fee and dividend income from marketable securities and idle funds investments	5	229	174	846

Total investment income	46,599	42,608	131,508	121,096
EXPENSES:
Interest	(8,573)	(8,302)	(25,010)	(23,755)
Compensation	(4,309)	(3,727)	(12,081)	(11,055)
General and administrative	(2,247)	(2,212)	(6,808)	(6,271)
Share-based compensation	(2,137)	(1,651)	(5,977)	(4,592)
Expenses allocated to the External Investment Manager	1,224	1,145	3,739	3,133

Total expenses	(16,042)	(14,747)	(46,137)	(42,540)

NET INVESTMENT INCOME	30,557	27,861	85,371	78,556
NET REALIZED GAIN (LOSS):
Control investments	17,862	—	32,220	3,324
Affiliate investments	(3,447)	5,964	25,260	5,827
Non-Control/Non-Affiliate investments	(10,033)	(6,195)	(22,452)	(16,836)
Marketable securities and idle funds investments	(96)	(1,112)	(1,681)	(1,352)

Total net realized gain (loss)	4,286	(1,343)	33,347	(9,037)

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION):
Portfolio investments	8,376	(8,389)	(29,738)	21,716
Marketable securities and idle funds investments	235	(648)	1,729	(521)
SBIC debentures	(801)	(50)	(820)	(823)

Total net change in unrealized appreciation (depreciation)	7,810	(9,087)	(28,829)	20,372

INCOME TAXES:
Federal and state income, excise and other taxes	(904)	495	(2,372)	(1,547)
Deferred taxes	1,432	2,742	3,390	8,551

Income tax benefit	528	3,237	1,018	7,004

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$43,181	$20,668	$90,907	$96,895

NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$0.58	$0.56	$1.66	$1.61

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$0.82	$0.41	$1.76	$1.99

DIVIDENDS PAID PER SHARE:
Regular monthly dividends	$0.540	$0.525	$1.620	$1.560
Supplemental dividends	—	—	0.275	0.275

Total dividends	$0.540	$0.525	$1.895	$1.835

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	52,613,277	50,036,776	51,538,745	48,681,260

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except shares)

(Unaudited)

	Common Stock				Accumulated Net Realized Gain From Investments, Net of Dividends	Net Unrealized Appreciation from Investments, Net of Income Taxes
				Accumulated Net Investment Income, Net of Dividends
	Number of Shares	Par Value	Additional Paid-In Capital				Total Net Asset Value
Balances at December 31, 2014	45,079,150	$451	$853,606	$23,665	$(20,456)	$82,716	$939,982
Public offering of common stock, net of offering costs	4,370,000	44	127,720	—	—	—	127,764
Share-based compensation	—	—	4,592	—	—	—	4,592
Purchase of vested stock for employee payroll tax withholding	(54,840)	(1)	(1,739)	—	—	—	(1,740)
Dividend reinvestment	444,957	4	13,654	—	—	—	13,658
Amortization of directors' deferred compensation	—	—	292	—	—	—	292
Issuance of restricted stock, net of forfeited shares	239,911	2	(2)	—	—	—	—
Dividends to stockholders	—	—	—	(88,294)	(2,168)	—	(90,462)
Net increase (loss) resulting from operations	—	—	—	78,556	(9,037)	27,376	96,895

Balances at September 30, 2015	50,079,178	$500	$998,123	$13,927	$(31,661)	$110,092	$1,090,981

Balances at December 31, 2015	50,413,744	$504	$1,011,467	$7,181	$(49,653)	$101,395	$1,070,894
Public offering of common stock, net of offering costs	1,996,793	20	64,239	—	—	—	64,259
Share-based compensation	—	—	5,977	—	—	—	5,977
Purchase of vested stock for employee payroll tax withholding	(80,750)	(1)	(2,592)	—	—	—	(2,593)
Dividend reinvestment	339,544	3	10,645	—	—	—	10,648
Amortization of directors' deferred compensation	—	—	464	—	—	—	464
Issuance of restricted stock, net of forfeited shares	262,586	3	(3)	—	—	—	—
Dividends to stockholders	—	—	—	(54,131)	(43,881)	—	(98,012)
Cumulative-effect to retained earnings for excess tax benefit	—	—	—	—	—	1,806	1,806
Net increase (loss) resulting from operations	—	—	—	85,371	33,347	(27,811)	90,907

Balances at September 30, 2016	52,931,917	$529	$1,090,197	$38,421	$(60,187)	$75,390	$1,144,350

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$90,907	$96,895
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(420,036)	(727,099)
Proceeds from sales and repayments of debt investments in portfolio companies	274,907	421,933
Proceeds from sales and return of capital of equity investments in portfolio companies	73,017	29,289
Investments in marketable securities and idle funds investments	(523)	(4,483)
Proceeds from sales and repayments of marketable securities and idle funds investments	4,316	7,094
Net change in net unrealized (appreciation) depreciation	28,829	(20,372)
Net realized (gain) loss	(33,347)	9,037
Accretion of unearned income	(7,073)	(6,474)
Payment-in-kind interest	(4,911)	(2,485)
Cumulative dividends	(1,470)	(1,242)
Share-based compensation expense	5,977	4,592
Amortization of deferred financing costs	1,931	1,899
Deferred tax benefit	(3,390)	(8,551)
Changes in other assets and liabilities:
Interest receivable and other assets	(685)	(3,493)
Interest payable	(398)	147
Accounts payable and other liabilities	(247)	(1,618)
Deferred fees and other	1,644	1,438

Net cash provided by (used in) operating activities	9,448	(203,493)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	64,259	127,764
Dividends paid	(86,655)	(75,453)
Proceeds from issuance of SBIC debentures	6,000	—
Proceeds from credit facility	254,000	473,000
Repayments on credit facility	(232,000)	(345,000)
Payment of deferred loan costs and SBIC debenture fees	(925)	(132)
Purchases of vested stock for employee payroll tax withholding	(2,593)	(1,740)
Other	(83)	(83)

Net cash provided by financing activities	2,003	178,356

Net increase (decrease) in cash and cash equivalents	11,451	(25,137)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,331	60,432

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,782	$35,295

Supplemental cash flow disclosures:
Interest paid	$23,368	$21,708
Taxes paid	$1,762	$2,504
Non-cash financing activities:
Shares issued pursuant to the DRIP	$10,648	$13,658

The accompanying notes are an integral part of these financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments

September 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
Control Investments(5)

Access Media Holdings, LLC(10)	Private Cable Operator
		5% Current / 5% PIK Secured Debt (Maturity—July 22, 2020)	$22,380	$22,380	$19,720
		Preferred Member Units (6,232,500 units; 12% cumulative)		6,126	250
		Member Units (45 units)		1	—

				28,507	19,970

AmeriTech College, LLC	For-Profit Nursing and Healthcare College
		10% Secured Debt (Maturity—November 30, 2019)	1,004	1,004	1,004
		10% Secured Debt (Maturity—January 31, 2020)	3,025	3,025	3,025
		Preferred Member Units (294 units; 5%)(8)		2,291	2,291

				6,320	6,320

ASC Interests, LLC	Recreational and Educational Shooting Facility
		11% Secured Debt (Maturity—July 31, 2018)	2,250	2,230	2,250
		Member Units (1,500 units)(8)		1,500	2,680

				3,730	4,930

Bond-Coat, Inc.	Casing and Tubing Coating Services
		12% Secured Debt (Maturity—December 28, 2017)	11,596	11,547	11,596
		Common Stock (57,508 shares)		6,350	5,090

				17,897	16,686

Café Brazil, LLC	Casual Restaurant Group
		Member Units (1,233 units)(8)		1,742	6,570

CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units (416 units)(8)		1,300	52,800

CMS Minerals Investments	Oil & Gas Exploration & Production
		Preferred Member Units (CMS Minerals LLC) (458 units)(8)		2,207	3,371
		Member Units (CMS Minerals II, LLC) (100 units)(8)		3,955	3,893

				6,162	7,264

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
Datacom, LLC	Technology and Telecommunications Provider
		8% Secured Debt (Maturity—May 30, 2017)	900	900	900
		5.25% Current / 5.25% PIK Secured Debt (Maturity—May 30, 2019)	11,558	11,491	10,888
		Class A Preferred Member Units (15% cumulative)(8)		1,181	1,318
		Class B Preferred Member Units (6,453 units)		6,030	1,769

				19,602	14,875

Gamber-Johnson Holdings, LLC	Manufacturer of Ruggedized Computer Mounting Systems
		LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.00%, Secured Debt (Maturity—June 24, 2021)(9)	20,000	19,798	19,798
		Member Units (7,040 units)		12,124	12,124

				31,922	31,922

Garreco, LLC	Manufacturer and Supplier of Dental Products
		14% Secured Debt (Maturity—January 12, 2018)	5,550	5,511	5,511
		Member Units (1,200 units)(8)		1,200	1,150

				6,711	6,661

GRT Rubber Technologies LLC	Manufacturer of Engineered Rubber Products
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—December 19, 2019)(9)	13,484	13,390	13,484
		Member Units (5,879 units)(8)		13,065	18,030

				26,455	31,514

Gulf Manufacturing, LLC	Manufacturer of Specialty Fabricated Industrial Piping Products
		9% PIK Secured Debt (Ashland Capital IX, LLC) (Maturity—June 30, 2017)	777	777	777
		Member Units (438 units)		2,980	8,770

				3,757	9,547

Gulf Publishing Holdings, LLC	Energy Focused Media and Publishing
		12.5% Secured Debt (Maturity—April 29, 2021)	10,000	9,907	9,907
		Member Units (3,124 units)		3,124	3,124

				13,031	13,031

Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
		Common Stock (107,456 shares)(8)		718	3,340

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
Hawthorne Customs and Dispatch Services, LLC	Facilitator of Import Logistics, Brokerage, and Warehousing
		Member Units (500 units)		589	280
		Member Units (Wallisville Real Estate, LLC) (588,210 units)(8)		1,215	2,040

				1,804	2,320

HW Temps LLC	Temporary Staffing Solutions
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity July 2, 2020)(9)	10,376	10,296	10,296
		Preferred Member Units (3,200 units)(8)		3,942	4,360

				14,238	14,656

Hydratec, Inc.	Designer and Installer of Micro-Irrigation Systems
		Common Stock (7,095 shares)(8)		7,095	15,760

IDX Broker, LLC	Provider of Marketing and CRM Tools for the Real Estate Industry
		12.5% Secured Debt (Maturity—November 15, 2018)	11,250	11,197	11,250
		Member Units (5,400 units)(8)		5,606	6,690

				16,803	17,940

Indianapolis Aviation Partners, LLC	Fixed Base Operator
		15% Secured Debt (Maturity—January 15, 2017)	3,100	3,100	3,100
		Warrants (1,046 equivalent units)		1,129	2,649

				4,229	5,749

Jensen Jewelers of Idaho, LLC	Retail Jewelry Store
		Prime Plus 6.75% (Floor 2.00%), Current Coupon 10.25%, Secured Debt (Maturity—November 14, 2016)(9)	4,205	4,200	4,205
		Member Units (627 units)(8)		811	4,650

				5,011	8,855

Lamb Ventures, LLC	Aftermarket Automotive Services Chain
		LIBOR Plus 5.75%, Current Coupon 6.27%, Secured Debt (Maturity—March 3, 2017)	139	139	139
		11% Secured Debt (Maturity—May 31, 2018)	7,735	7,735	7,735
		Preferred Equity (non-voting)		400	400
		Member Units (742 units)(8)		5,273	5,880
		9.5% Secured Debt (Lamb's Real Estate Investment I, LLC) (Maturity—October 1, 2025)	882	882	882
		Member Units (Lamb's Real Estate Investment I, LLC) (1,000 units)(8)		625	1,620

				15,054	16,656

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
Lighting Unlimited, LLC	Commercial and Residential Lighting Products and Design Services
		8% Secured Debt (Maturity—August 22, 2017)	1,514	1,514	1,514
		Preferred Equity (non-voting)		434	430
		Warrants (71 equivalent units)		54	10
		Member Units (700 units)		100	80

				2,102	2,034

Marine Shelters Holdings, LLC	Fabricator of Marine and Industrial Shelters
		12% PIK Secured Debt (Maturity—December 28, 2017)	9,967	9,905	9,379
		Preferred Member Units (3,810 units)		5,352	906

				15,257	10,285

MH Corbin Holding LLC	Manufacturer and Distributor of Traffic Safety Products
		10% Secured Debt (Maturity—August 31, 2020)	13,475	13,365	13,365
		Preferred Member Units (4,000 shares)		6,000	6,000

				19,365	19,365

Mid-Columbia Lumber Products, LLC	Manufacturer of Finger-Jointed Lumber Products
		10% Secured Debt (Maturity—December 18, 2017)	1,750	1,750	1,750
		12% Secured Debt (Maturity—December 18, 2017)	3,900	3,900	3,900
		Member Units (3,554 units)		1,244	2,300
		9.5% Secured Debt (Mid—Columbia Real Estate, LLC) (Maturity—May 13, 2025)	847	847	847
		Member Units (Mid—Columbia Real Estate, LLC) (250 units)(8)		250	600

				7,991	9,397

MSC Adviser I, LLC(16)	Third Party Investment Advisory Services
		Member Units (Fully diluted 100.0%)(8)		—	30,133

Mystic Logistics Holdings, LLC	Logistics and Distribution Services Provider for Large Volume Mailers
		12% Secured Debt (Maturity—August 15, 2019)	9,176	9,043	9,176
		Common Stock (5,873 shares)		2,720	5,150

				11,763	14,326

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
NAPCO Precast, LLC	Precast Concrete Manufacturing
		Prime Plus 2.00% (Floor 7.00%), Current Coupon 9.00%, Secured Debt (Maturity—February 1, 2019)(9)	2,713	2,690	2,713
		18% Secured Debt (Maturity—February 1, 2019)	3,952	3,919	3,952
		Member Units (2,955 units)(8)		2,975	10,670

				9,584	17,335

NRI Clinical Research, LLC	Clinical Research Service Provider
		14% Secured Debt (Maturity—September 8, 2017)	4,510	4,464	4,510
		Warrants (251,723 equivalent units)		252	650
		Member Units (1,454,167 units)		765	2,321

				5,481	7,481

NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		6% Current / 6% PIK Secured Debt (Maturity—December 22, 2016)	13,703	13,631	13,631
		Warrants (14,331 equivalent units)		817	130
		Member Units (50,877 units)		2,900	410

				17,348	14,171

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
		Common Stock (1,500 shares)		1,080	14,390

Pegasus Research Group, LLC	Provider of Telemarketing and Data Services
		Member Units (460 units)(8)		1,290	8,620

PPL RVs, Inc.	Recreational Vehicle Dealer
		11.1% Secured Debt (Maturity—December 31, 2016)	9,710	9,710	9,710
		Common Stock (1,962 shares)(8)		2,150	11,780

				11,860	21,490

Principle Environmental, LLC	Noise Abatement Service Provider
		12% Secured Debt (Maturity—April 30, 2017)	4,060	4,060	4,060
		12% Current / 2% PIK Secured Debt (Maturity—April 30, 2017)	3,361	3,361	3,361
		Preferred Member Units (19,631 units)		4,663	4,600
		Warrants (1,036 equivalent units)		1,200	20

				13,284	12,041

Quality Lease Service, LLC	Provider of Rigsite Accommodation Unit Rentals and Related Services
		8% PIK Secured Debt (Maturity—June 8, 2020)	6,929	6,929	6,929
		Member Units (1,000 units)		818	2,888

				7,747	9,817

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
River Aggregates, LLC	Processor of Construction Aggregates
		Zero Coupon Secured Debt (Maturity—June 30, 2018)	750	609	609
		Member Units (1,150 units)(8)		1,150	4,600
		Member Units (RA Properties, LLC) (1,500 units)		369	2,510

				2,128	7,719

SoftTouch Medical Holdings LLC	Home Provider of Pediatric Durable Medical Equipment
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—October 31, 2019)(9)	7,225	7,177	7,225
		Member Units (4,450 units)(8)		4,930	8,670

				12,107	15,895

The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
		9% Secured Debt (Maturity—October 2, 2018)	2,924	2,922	2,922
		Series A Preferred Units (2,500 units; 10% Cumulative)		2,500	360
		Warrants (1,424 equivalent units)		1,096	—
		Member Units (MPI Real Estate Holdings, LLC) (100% Fully diluted)(8)		2,300	2,300

				8,818	5,582

Uvalco Supply, LLC	Farm and Ranch Supply Store
		9% Secured Debt (Maturity—January 1, 2019)	986	986	986
		Member Units (2,011 units)(8)		3,843	4,860

				4,829	5,846

Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage
		13% Secured Debt (Maturity—December 23, 2016)	2,889	2,885	2,885
		Series A Preferred Stock (3,000,000 shares)		3,000	3,370
		Common Stock (1,126,242 shares)		3,706	140

				9,591	6,395

Ziegler's NYPD, LLC	Casual Restaurant Group
		6.5% Secured Debt (Maturity—October 1, 2019)	1,000	993	993
		12% Secured Debt (Maturity—October 1, 2019)	300	300	300
		14% Secured Debt (Maturity—October 1, 2019)	2,750	2,750	2,750
		Warrants (587 equivalent units)		600	220
		Preferred Member Units (10,072 units)		2,834	3,700

				7,477	7,963

Subtotal Control Investments (28.5% of total investments at fair value)				$401,190	$547,651

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
Affiliate Investments(6)

AFG Capital Group, LLC	Provider of Rent-to-Own Financing Solutions and Services
		Warrants (42 equivalent units)		$259	$620
		Member Units (186 units)		1,200	2,530

				1,459	3,150

Barfly Ventures, LLC(10)	Casual Restaurant Group
		12% Secured Debt (Maturity—August 31, 2020)	5,958	5,854	5,761
		Options (2 equivalent units)		397	420
		Warrant (1 equivalent unit)		473	240

				6,724	6,421

BBB Tank Services, LLC	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—April 8, 2021)(9)	336	332	332
		12% Current / 1% PIK Secured Debt (Maturity—April 8, 2021)	4,020	3,982	3,982
		Member Units (800,000 units)		800	800

				5,114	5,114

Boss Industries, LLC	Manufacturer and Distributor of Air, Power and Other Industrial Equipment
		Preferred Member Units (2,242 units)(8)		2,379	2,606

Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions Provider
		13% Secured Debt (Maturity—July 25, 2021)	7,500	5,550	5,550
		Warrants (63 equivalent shares)		2,132	3,312
		13% Secured Debt (Mercury Service Group, LLC) (Maturity—July 25, 2021)	1,000	990	990
		Preferred Member Units (Mercury Service Group, LLC) (17,742 units)(8)		1,000	1,000

				9,672	10,852

Buca C, LLC	Casual Restaurant Group
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—June 30, 2020)(9)	22,371	22,197	22,371
		Preferred Member Units (6 units; 6% cumulative)(8)		3,879	5,599

				26,076	27,970

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
CAI Software LLC	Provider of Specialized Enterprise Resource Planning Software
		12% Secured Debt (Maturity—October 10, 2019)	3,780	3,754	3,780
		Member Units (65,356 units)(8)		654	2,150

				4,408	5,930

CapFusion, LLC(13)	Non-Bank Lender to Small Businesses
		13% Secured Debt (Maturity—March 25, 2021)	12,800	11,566	11,566
		Warrants (1,600 equivalent units)		1,200	1,200

				12,766	12,766

Chandler Signs Holdings, LLC(10)	Sign Manufacturer
		12% Secured Debt (Maturity—July 4, 2021)	4,500	4,459	4,500
		Class A Units (1,500,000 units)(8)		1,500	2,950

				5,959	7,450

Condit Exhibits, LLC	Tradeshow Exhibits / Custom Displays Provider
		Member Units (3,936 units)(8)		100	1,780

Congruent Credit Opportunities Funds(12)(13)	Investment Partnership
		LP Interests (Congruent Credit Opportunities Fund II, LP) (Fully diluted 19.8%)(8)		5,778	1,439
		LP Interests (Congruent Credit Opportunities Fund III, LP) (Fully diluted 17.4%)(8)		15,754	15,976

				21,532	17,415

Daseke, Inc.	Specialty Transportation Provider
		12% Current / 2.5% PIK Secured Debt (Maturity—July 31, 2018)	21,660	21,471	21,660
		Common Stock (19,467 shares)		5,213	21,640

				26,684	43,300

Dos Rios Partners(12)(13)	Investment Partnership
		LP Interests (Dos Rios Partners, LP) (Fully diluted 20.2%)		5,237	4,121
		LP Interests (Dos Rios Partners—A, LP) (Fully diluted 6.4%)		1,663	1,191

				6,900	5,312

Dos Rios Stone Products LLC(10)	Limestone and Sandstone Dimension Cut Stone Mining Quarries
		Class A Units (2,000,000 units)(8)		2,000	2,000

East Teak Fine Hardwoods, Inc.	Distributor of Hardwood Products
		Common Stock (6,250 shares)(8)		480	860

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
East West Copolymer & Rubber, LLC	Manufacturer of Synthetic Rubbers
		12% Current / 2% PIK Secured Debt (Maturity—October 17, 2019)	9,650	9,534	9,534
		Warrants (2,510,790 equivalent units)		50	50

				9,584	9,584

EIG Fund Investments(12)(13)	Investment Partnership
		LP Interests (EIG Global Private Debt fund-A, L.P.) (Fully diluted 11.1%)(8)		2,788	2,788

EIG Traverse Co-Investment, L.P.(12)(13)	Investment Partnership
		LP Interests (Fully diluted 22.2%)(8)		9,805	10,027

Freeport Financial Funds(12)(13)	Investment Partnership
		LP Interests (Freeport Financial SBIC Fund LP) (Fully diluted 9.3%)(8)		5,974	5,620
		LP Interests (Freeport First Lien Loan Fund III LP) (Fully diluted 6.0%)(8)		3,564	3,564

				9,538	9,184

Gault Financial, LLC (RMB Capital, LLC)	Purchases and Manages Liquidation of Distressed Assets
		10% Current Secured Debt (Maturity—November 21, 2016)	13,046	13,018	11,053
		Warrants (29,025 equivalent units)		400	—

				13,418	11,053

Glowpoint, Inc.	Provider of Cloud Managed Video Collaboration Services
		12% Secured Debt (Maturity—October 18, 2018)	9,000	8,943	6,639
		Common Stock (7,711,517 shares)		3,958	2,160

				12,901	8,799

Guerdon Modular Holdings, Inc.	Multi-Family and Commercial Modular Construction Company
		9% Current / 4% PIK Secured Debt (Maturity—August 13, 2019)	10,599	10,476	10,476
		Preferred Stock (404,998 shares)		1,140	1,140
		Common Stock (212,033 shares)		2,983	80

				14,599	11,696

Houston Plating and Coatings, LLC	Provider of Plating and Industrial Coating Services
		Member Units (265,756 units)		1,429	4,380

I-45 SLF LLC(12)(13)	Investment Partnership
		Member units (Fully diluted 20.0%; 24.4% profits interest)(8)		12,200	12,586

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
Indianhead Pipeline Services, LLC	Provider of Pipeline Support Services
		12% Secured Debt (Maturity—February 6, 2017)	5,325	5,273	5,273
		Preferred Member Units (33,819 units; 8% cumulative)(8)		2,332	2,670
		Warrants (31,928 equivalent units)		459	—
		Member Units (14,732 units)		1	—

				8,065	7,943

KBK Industries, LLC	Manufacturer of Specialty Oilfield and Industrial Products
		10% Secured Debt (Maturity—September 28, 2017)	700	700	700
		12.5% Secured Debt (Maturity—September 28, 2017)	5,900	5,886	5,886
		Member Units (250 units)		341	3,090

				6,927	9,676

L.F. Manufacturing Holdings, LLC(10)	Manufacturer of Fiberglass Products
		Member Units (2,179,001 units)(8)		2,019	1,380

OnAsset Intelligence, Inc.	Provider of Transportation Monitoring / Tracking Products and Services
		12% PIK Secured Debt (Maturity—December 31, 2015)(17)	4,384	4,384	4,384
		Preferred Stock (912 shares; 7% cumulative)		1,981	—
		Warrants (5,333 equivalent shares)		1,919	—

				8,284	4,384

OPI International Ltd.(13)	Provider of Man Camp and Industrial Storage Services
		10% Unsecured Debt (Maturity—April 8, 2018)	473	473	473
		Common Stock (20,766,317 shares)		1,371	3,200

				1,844	3,673

PCI Holding Company, Inc.	Manufacturer of Industrial Gas Generating Systems
		12% Secured Debt (Maturity—March 31, 2019)	13,000	12,888	13,000
		Preferred Stock (1,500,000 shares; 20% cumulative)(8)		3,212	5,040

				16,100	18,040

Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	Provider of Rigsite Accommodation Unit Rentals and Related Services
		12% Secured Debt (Maturity—January 8, 2018)(14)(18)	30,785	30,281	250
		Preferred Member Units (250 units)		2,500	—

				32,781	250

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
Tin Roof Acquisition Company	Casual Restaurant Group
		12% Secured Debt (Maturity—November 13, 2018)	13,682	13,539	13,539
		Class C Preferred Stock (Fully diluted 10.0%; 10% cumulative)(8)		2,670	2,670

				16,209	16,209

UniTek Global Services, Inc.(11)	Provider of Outsourced Infrastructure Services
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—January 13, 2019)(9)	2,826	2,826	2,813
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—January 13, 2019)(9)	822	822	815
		15% PIK Unsecured Debt (Maturity—July 13, 2019)	718	718	714
		Preferred Stock (4,935,377 shares; 13.5% cumulative)(8)		5,430	6,200
		Common Stock (705,054 shares)		—	2,580

				9,796	13,122

Universal Wellhead Services Holdings, LLC(10)	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
		Class A Preferred Units (4,000,000 units; 4.5% cumulative)(8)		4,000	1,160

Valley Healthcare Group, LLC	Provider of Durable Medical Equipment
		LIBOR Plus 12.50% (Floor 0.50%), Current Coupon 13.02%, Secured Debt (Maturity—December 29, 2020)(9)	10,716	10,622	10,622
		Preferred Member Units (Valley Healthcare Holding, LLC) (1,600 units)		1,600	1,600

				12,222	12,222

Volusion, LLC	Provider of Online Software-as-a-Service eCommerce Solutions
		10.5% Secured Debt (Maturity—January 26, 2020)	17,500	16,391	16,391
		Preferred Member Units (4,876,670 units)		14,000	14,000
		Warrants (950,618 equivalent units)		1,400	1,400

				31,791	31,791

Subtotal Affiliate Investments (18.4% of total investments at fair value)				$368,553	$352,873

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
Non-Control/Non-Affiliate Investments(7)

AccuMED Corp.(10)	Medical Device Contract Manufacturer
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—October 29, 2020)(9)	$10,306	$10,218	$10,306

Adams Publishing Group, LLC(10)	Local Newspaper Operator
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—November 3, 2020)(9)	7,955	7,826	7,753

Ahead, LLC(10)	IT Infrastructure Value Added Reseller
		LIBOR Plus 6.50%, Current Coupon 7.34%, Secured Debt (Maturity—November 2, 2020)	14,438	14,070	14,401

Allflex Holdings III Inc.(11)	Manufacturer of Livestock Identification Products
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—July 19, 2021)(9)	14,795	14,701	14,869

American Scaffold Holdings, Inc.(10)	Marine Scaffolding Service Provider
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—March 31, 2022)(9)	7,406	7,300	7,369

American Seafoods Group, LLC(11)	Catcher-Processor of Alaskan Pollock
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—August 19, 2021)(9)	9,634	9,624	9,610

American Teleconferencing Services, Ltd.(11)	Provider of Audio Conferencing and Video Collaboration Solutions
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—December 8, 2021)(9)	12,309	11,122	12,016

Anchor Hocking, LLC(11)	Household Products Manufacturer
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—June 4, 2018)(9)	2,283	2,283	2,111
		Member Units (440,620 units)		4,928	3,084

				7,211	5,195

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
AP Gaming I, LLC(10)	Developer, Manufacturer, and Operator of Gaming Machines
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity—December 20, 2020)(9)	11,256	11,076	10,813

Apex Linen Service, Inc.	Industrial Launderers
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—October 30, 2022)(9)	2,400	2,400	2,400
		13% Secured Debt (Maturity—October 30, 2022)	14,416	14,335	14,335

				16,735	16,735

Applied Products, Inc.(10)	Adhesives Distributor
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—September 30, 2019)(9)	3,927	3,895	3,818

Arcus Hunting LLC.(10)	Manufacturer of Bowhunting and Archery Products and Accessories
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—November 13, 2019)(9)	16,922	16,760	16,760

Artel, LLC(11)	Provider of Secure Satellite Network and IT Solutions
		LIBOR Plus 7.00% (Floor 1.25%), Current Coupon 8.25%, Secured Debt (Maturity—November 27, 2017)(9)	7,252	7,085	6,237

ATI Investment Sub, Inc.(11)	Manufacturer of Solar Tracking Systems
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—June 22, 2021)(9)	9,750	9,560	9,726

ATS Workholding, Inc.(10)	Manufacturer of Machine Cutting Tools and Accessories
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity—March 10, 2019)(9)	6,253	6,223	6,000

ATX Networks Corp.(11)(13)	Provider of Radio Frequency Management Equipment
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—June 11, 2021)(9)	11,850	11,654	11,613

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
Berry Aviation, Inc.(10)	Airline Charter Service Operator
		12.00% Current / 1.75% PIK Secured Debt (Maturity—January 30, 2020)	5,627	5,585	5,585
		Common Stock (553 shares)		400	760

				5,985	6,345

Bioventus LLC(10)	Production of Orthopedic Healing Products
		LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.00%, Secured Debt (Maturity—April 10, 2020)(9)	5,000	4,929	5,013

Blackhawk Specialty Tools LLC(11)	Oilfield Equipment & Services
		LIBOR Plus 5.25% (Floor 1.25%), Current Coupon 6.50%, Secured Debt (Maturity—August 1, 2019)(9)	5,643	5,622	4,233

Blue Bird Body Company(11)(13)	School Bus Manufacturer
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—June 26, 2020)(9)	1,716	1,705	1,722

Bluestem Brands, Inc.(11)	Multi-Channel Retailer of General Merchandise
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—November 6, 2020)(9)	13,068	12,808	11,451

Brainworks Software, LLC(10)	Advertising Sales and Newspaper Circulation Software
		Prime Plus 7.25% (Floor 3.25%), Current Coupon 10.75%, Secured Debt (Maturity—July 22, 2019)(9)	626	621	621
		Prime Plus 7.25% (Floor 3.25%), Current Coupon 10.75%, Secured Debt (Maturity—July 22, 2019)(9)	6,107	6,059	5,981

				6,680	6,602

Brightwood Capital Fund III, LP(12)(13)	Investment Partnership
		LP Interests (Fully diluted 1.6%)(8)		11,250	10,596

Brundage-Bone Concrete Pumping, Inc.(11)	Construction Services Provider
		10.375% Secured Debt (Maturity—September 1, 2021)	3,000	2,984	3,210

California Pizza Kitchen, Inc.(11)	Casual Restaurant Group
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—August 23, 2022)(9)	5,000	4,951	4,985

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
Cenveo Corporation(11)	Provider of Commercial Printing, Envelopes, Labels, and Printed Office Products
		6% Secured Debt (Maturity—August 1, 2019)	13,130	10,935	11,653

Charlotte Russe, Inc(11)	Fast-Fashion Retailer to Young Women
		LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.75%, Secured Debt (Maturity—May 22, 2019)(9)	14,346	14,122	7,101

Clarius BIGS, LLC(10)	Prints & Advertising Film Financing
		15% PIK Secured Debt (Maturity—January 5, 2015)(14)(17)	2,999	2,999	159

Compact Power Equipment, Inc.	Equipment / Tool Rental
		12% Secured Debt (Maturity—October 1, 2017)	4,100	4,094	4,100
		Series A Preferred Stock (4,298,435 shares)		1,079	3,830

				5,173	7,930

Compuware Corporation(11)	Provider of Software and Supporting Services
		LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity—December 15, 2019)(9)	12,011	11,766	12,056

Covenant Surgical Partners, Inc.(11)	Ambulatory Surgical Centers
		8.75% Secured Debt (Maturity—August 1, 2019)	800	800	768

CRGT Inc.(11)	Provider of Custom Software Development
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—December 19, 2020)(9)	6,903	6,810	6,920

CST Industries Inc.(11)	Storage Tank Manufacturer
		LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 7.75%, Secured Debt (Maturity—May 22, 2017)(9)	9,727	9,696	9,727

Darr Equipment LP(10)	Heavy Equipment Dealer
		12% Current / 2% PIK Secured Debt (Maturity—April 15, 2020)	21,023	20,565	20,312
		Warrants (915,734 equivalent units)		474	10

				21,039	20,322

Digital River, Inc.(11)	Provider of Outsourced e-Commerce Solutions and Services
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—February 12, 2021)(9)	15,184	15,081	15,156

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
Drilling Info Holdings, Inc.	Information Services for the Oil and Gas Industry
		Common Stock (3,788,865 shares)		1,335	10,410

ECP-PF Holdings Group, Inc.(10)	Fitness Club Operator
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—November 26, 2019)(9)	5,625	5,587	5,590

EnCap Energy Fund Investments(12)(13)	Investment Partnership
		LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%)(8)		3,915	2,054
		LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.) (Fully diluted 0.4%)		2,258	1,283
		LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)(8)		4,007	4,044
		LP Interests (Encap Energy Capital Fund X, L.P.) (Fully diluted 0.1%)		2,654	2,654
		LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)(8)		8,937	9,677
		LP Interests (EnCap Flatrock Midstream Fund III, L.P.) (Fully diluted 0.2%)(8)		2,474	2,496

				24,245	22,208

Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft)(11)(13)	Technology-based Performance Support Solutions
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity—April 28, 2022)(9)	7,000	6,852	4,253

Flavors Holdings Inc.(11)	Global Provider of Flavoring and Sweetening Products and Solutions
		LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity—April 3, 2020)(9)	12,659	12,228	10,760

Fram Group Holdings, Inc.(11)	Manufacturer of Automotive Maintenance Products
		LIBOR Plus 5.50% (Floor 1.50%), Current Coupon 7.00%, Secured Debt (Maturity—July 29, 2017)(9)	9,267	9,213	8,947
		LIBOR Plus 9.50% (Floor 1.50%), Current Coupon 11.00%, Secured Debt (Maturity—January 29, 2018)(9)	700	699	608

				9,912	9,555

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
GI KBS Merger Sub LLC(11)	Outsourced Janitorial Services to Retail/Grocery Customers
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—October 29, 2021)(9)	3,900	3,849	3,764
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—April 29, 2022)(9)	800	787	760

				4,636	4,524

Grace Hill, LLC(10)	Online Training Tools for the Multi-Family Housing Industry
		Prime Plus 5.25% (Floor 1.00%), Current Coupon 8.75%, Secured Debt (Maturity—August 15, 2019)(9)	634	622	634
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—August 15, 2019)(9)	11,580	11,494	11,580

				12,116	12,214

Great Circle Family Foods, LLC(10)	Quick Service Restaurant Franchise
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—October 28, 2019)(9)	7,698	7,644	7,698

Grupo Hima San Pablo, Inc.(11)	Tertiary Care Hospitals
		LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 8.50%, Secured Debt (Maturity—January 31, 2018)(9)	4,825	4,794	3,860
		13.75% Secured Debt (Maturity—July 31, 2018)	2,000	1,957	1,200

				6,751	5,060

GST Autoleather, Inc.(11)	Automotive Leather Manufacturer
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—July 10, 2020)(9)	13,317	13,209	13,067

Guitar Center, Inc.(11)	Musical Instruments Retailer
		6.5% Secured Debt (Maturity—April 15, 2019)	14,625	13,820	12,870

Hojeij Branded Foods, LLC(10)	Multi-Airport, Multi- Concept Restaurant Operator
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—July 27, 2021)(9)	5,446	5,401	5,401

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
Horizon Global Corporation(11)(13)	Auto Parts Manufacturer
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—June 30, 2021)(9)	12,375	12,200	12,499

Hostway Corporation(11)	Managed Services and Hosting Provider
		LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity—December 13, 2019)(9)	10,727	10,661	10,328

Hunter Defense Technologies, Inc.(11)	Provider of Military and Commercial Shelters and Systems
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—August 5, 2019)(9)	9,812	9,279	8,585

Hygea Holdings, Corp.(10)	Provider of Physician Services
		LIBOR Plus 9.25%, Current Coupon 10.08%, Secured Debt (Maturity—February 24, 2019)	7,938	7,390	7,513
		Warrants (4,880,735 equivalent shares)		369	490

				7,759	8,003

iEnergizer Limited(11)(13)	Provider of Business Outsourcing Solutions
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity—May 1, 2019)(9)	9,918	9,413	9,522

Indivior Finance LLC(11)(13)	Specialty Pharmaceutical Company Treating Opioid Dependence
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—December 19, 2019)(9)	6,844	6,558	6,861

Industrial Container Services, LLC(10)	Steel Drum Reconditioner
		LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity—December 31, 2018)(9)	8,962	8,942	8,942

Industrial Services Acquisition, LLC(10)	Industrial Cleaning Services
		11.25% Current / 0.75% PIK Unsecured Debt (Maturity—December 17, 2022)	4,510	4,423	4,423
		Member Units (Industrial Services Investments, LLC) (900,000 units)		900	900

				5,323	5,323

Infinity Acquisition Finance Corp.(11)	Application Software for Capital Markets
		7.25% Unsecured Debt (Maturity—August 1, 2022)	5,700	5,355	4,959

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
Inn of the Mountain Gods Resort and Casino(11)	Hotel & Casino Owner & Operator
		9.25% Secured Debt (Maturity—November 30, 2020)	3,851	3,726	3,504

Insurance Technologies, LLC(10)	Illustration and Sales-automation Platforms
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—December 1, 2019)(9)	3,965	3,934	3,934

Intertain Group Limited(11)(13)	Business-to-Consumer Online Gaming Operator
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—April 8, 2022)(9)	4,426	4,359	4,421

iPayment, Inc.(11)	Provider of Merchant Acquisition
		LIBOR Plus 5.25% (Floor 1.50%), Current Coupon 6.75%, Secured Debt (Maturity—May 8, 2017)(9)	15,026	15,007	14,274

iQor US Inc.(11)	Business Process Outsourcing Services Provider
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—April 1, 2021)(9)	9,837	9,688	8,533

irth Solutions, LLC	Provider of Damage Prevention Information Technology Services
		Member Units (27,893 units)		1,441	1,790

Jackmont Hospitality, Inc.(10)	Franchisee of Casual Dining Restaurants
		LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25% / 2.50% PIK, Current Coupon Plus PIK 7.75%, Secured Debt (Maturity—May 26, 2021)(9)	4,444	4,426	4,278

Joerns Healthcare, LLC(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—May 9, 2020)(9)	14,692	14,591	13,958

JSS Holdings, Inc.(11)	Aircraft Maintenance Program Provider
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—August 31, 2021)(9)	13,000	12,717	12,935

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
Kendra Scott, LLC(11)	Jewelry Retail Stores
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—July 17, 2020)(9)	5,652	5,607	5,624

Keypoint Government Solutions, Inc.(11)	Provider of Pre-Employment Screening Services
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity—November 13, 2017)(9)	5,670	5,649	5,641

LaMi Products, LLC(10)	General Merchandise Distribution
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—September 16, 2020)(9)	10,735	10,653	10,735

Lansing Trade Group LLC(11)	Commodity Merchandiser
		9.25% Unsecured Debt (Maturity—February 15, 2019)	6,000	6,000	6,000

Larchmont Resources, LLC(11)	Oil & Gas Exploration & Production
		LIBOR Plus 8.75% (Floor 1.00%), Current Coupon 9.75%, Secured Debt (Maturity—August 7, 2019)(9)(14)	7,784	7,496	2,491

LKCM Headwater Investments I, L.P.(12)(13)	Investment Partnership
		LP Interests (Fully diluted 2.3%)		2,500	4,150

Logix Acquisition Company, LLC(10)	Competitive Local Exchange Carrier
		LIBOR Plus 8.28% (Floor 1.00%), Current Coupon 9.28%, Secured Debt (Maturity—June 24, 2021)(9)	8,672	8,528	8,528

Looking Glass Investments, LLC(12)(13)	Specialty Consumer Finance
		9% Unsecured Debt (Maturity—June 30, 2020)	188	188	188
		Member Units (2.5 units)		125	125
		Member Units (LGI Predictive Analytics LLC) (190,712 units)(8)		183	183

				496	496

Messenger, LLC(10)	Supplier of Specialty Stationery and Related Products to the Funeral Industry
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—September 9, 2020)(9)	14,497	14,416	14,497

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
Minute Key, Inc.	Operator of Automated Key Duplication Kiosks
		10% Current / 2% PIK Secured Debt (Maturity—September 19, 2019)	15,620	15,302	15,302
		Warrants (1,437,409 equivalent units)		280	370

				15,582	15,672

Mood Media Corporation(11)(13)	Provider of Electronic Equipment
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—May 1, 2019)(9)	14,843	14,746	14,131

New Media Holdings II LLC(11)(13)	Local Newspaper Operator
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—June 4, 2020)(9)	14,926	14,653	14,832

North American Lifting Holdings, Inc.(11)	Crane Service Provider
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity—November 27, 2020)(9)	2,539	2,036	2,069

North Atlantic Trading Company, Inc.(11)	Marketer/Distributor of Tobacco Products
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity—January 13, 2020)(9)	9,422	9,365	9,357

Novitex Intermediate, LLC(11)	Provider of Document Management Services
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity—July 7, 2020)(9)	8,526	8,388	8,014

NTM Acquisition Corp.(11)	Provider of B2B Travel Information Content
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—June 7, 2022)(9)	4,197	4,135	4,176

Ospemifene Royalty Sub LLC (QuatRx)(10)	Estrogen-Deficiency Drug Manufacturer and Distributor
		11.5% Secured Debt (Maturity—November 15, 2026)(14)	5,071	5,071	3,324

Pardus Oil and Gas, LLC(11)	Oil & Gas Exploration & Production
		13% PIK Secured Debt (Maturity—November 12, 2021)	1,826	1,826	1,826
		5% PIK Secured Debt (Maturity—May 13, 2022)	980	980	980
		Member Units (2,472 units)		2,472	2,472

				5,278	5,278

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
Paris Presents Incorporated(11)	Branded Cosmetic and Bath Accessories
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity—December 31, 2021)(9)	2,000	1,967	1,960

Parq Holdings Limited Partnership(11)(13)	Hotel & Casino Operator
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—December 17, 2020)(9)	7,500	7,388	7,163

Permian Holdings, Inc.(11)	Storage Tank Manufacturer
		10.5% Secured Debt (Maturity—January 15, 2018)(14)	2,755	2,740	785

Pernix Therapeutics Holdings, Inc.(10)	Pharmaceutical Royalty
		12% Secured Debt (Maturity—August 1, 2020)	3,447	3,447	3,322

Pet Holdings ULC(11)(13)	Retailer of Pet Products and Supplies to Consumers
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—July 5, 2022)(9)	2,500	2,476	2,506

Pike Corporation(11)	Construction and Maintenance Services for Electric Transmission and Distribution Infrastructure
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—June 22, 2022)(9)	14,000	13,711	14,008

Point.360(10)	Fully Integrated Provider of Digital Media Services
		Warrants (65,463 equivalent shares)		69	—
		Common Stock (163,658 shares)		273	105

				342	105

Polycom, Inc.(11)	Provider of Audio and Video Communication Solutions
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—September 27, 2023)(9)	5,500	5,294	5,308

Prowler Acquisition Corp.(11)	Specialty Distributor to the Energy Sector
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity—January 28, 2020)(9)	9,543	7,821	7,301

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
PT Network, LLC(10)	Provider of Outpatient Physical Therapy and Sports Medicine Services
		LIBOR Plus 7.75% (Floor 1.50%), Current Coupon 9.25%, Secured Debt (Maturity—November 1, 2018)(9)	16,335	16,128	16,090

QBS Parent, Inc.(11)	Provider of Software and Services to the Oil & Gas Industry
		LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 5.75%, Secured Debt (Maturity—August 7, 2021)(9)	11,302	11,227	11,189

Raley's(11)	Family-Owned Supermarket Chain
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—May 18, 2022)(9)	4,230	4,157	4,238

Redbox Automated Retail, LLC(11)	Operator of Home Media Entertainment Kiosks
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—September 27, 2021)(9)	15,000	14,550	14,700

Renaissance Learning, Inc.(11)	Technology-based K-12 Learning Solutions
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—April 11, 2022)(9)	3,000	2,977	2,957

RGL Reservoir Operations Inc.(11)(13)	Oil & Gas Equipment and Services
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—August 13, 2021)(9)	3,920	3,832	882

RLJ Entertainment, Inc.(10)	Movie and TV Programming Licensee and Distributor
		LIBOR Plus 8.75% (Floor 0.25%), Current Coupon 9.54%, Secured Debt (Maturity—September 11, 2019)(9)	9,009	9,009	9,009

RM Bidder, LLC(10)	Scripted and Unscripted TV and Digital Programming Provider
		Warrants (327,532 equivalent units)		425	300
		Member Units (2,779 units)		46	44

				471	344

SAExploration, Inc.(10)(13)	Geophysical Services Provider
		Common Stock (50 shares)		65	27

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
SAFETY Investment Holdings, LLC	Provider of Intelligent Driver Record Monitoring Software and Services
		Member Units (2,000,000 units)		2,000	2,000

Sage Automotive Interiors, Inc(11)	Automotive Textiles Manufacturer
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity—October 8, 2021)(9)	8,138	8,095	8,056

Salient Partners L.P.(11)	Provider of Asset Management Services
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—June 9, 2021)(9)	11,038	10,751	10,568

School Specialty, Inc.(11)	Distributor of Education Supplies and Furniture
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—June 11, 2019)(9)	5,712	5,624	5,655

Sigma Electric Manufacturing Corporation(10)(13)	Manufacturer and Distributor of Electrical Fittings and Parts
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—May 13, 2019)(9)	9,328	9,328	9,328

Sorenson Communications, Inc.(11)	Manufacturer of Communication Products for Hearing Impaired
		LIBOR Plus 5.75% (Floor 2.25%), Current Coupon 8.00%, Secured Debt (Maturity—April 30, 2020)(9)	13,405	13,311	13,405

Sotera Defense Solutions, Inc.(11)	Defense Industry Intelligence Services
		LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.00%, Secured Debt (Maturity—April 21, 2017)(9)	9,436	9,339	9,059

Stardust Finance Holdings, Inc.(11)	Manufacturer of Diversified Building Products
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—March 13, 2022)(9)	12,854	12,722	12,814

Subsea Global Solutions, LLC(10)	Underwater Maintenance and Repair Services
		LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.50%, Secured Debt (Maturity—March 17, 2020)(9)	5,629	5,586	5,512

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
Synagro Infrastructure Company, Inc(11)	Waste Management Services
		LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity—August 22, 2020)(9)	4,714	4,655	3,971

Targus International, LLC(11)	Distributor of Protective Cases for Mobile Devices
		15% PIK Secured Debt (Maturity—December 31, 2019)	1,099	1,099	1,099
		Common Stock (Targus Cayman HoldCo Limited) (249,614 shares)(13)		2,555	2,260

				3,654	3,359

TeleGuam Holdings, LLC(11)	Cable and Telecom Services Provider
		LIBOR Plus 4.00% (Floor 1.25%), Current Coupon 5.25%, Secured Debt (Maturity—December 10, 2018)(9)	7,642	7,632	7,603
		LIBOR Plus 7.50% (Floor 1.25%), Current Coupon 8.75%, Secured Debt (Maturity—June 10, 2019)(9)	10,500	10,436	10,448

				18,068	18,051

Templar Energy LLC(11)	Oil & Gas Exploration & Production
		Member Units (97,048 units)		970	704

The Topps Company, Inc.(11)	Trading Cards & Confectionary
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity—October 2, 2020)(9)	2,224	2,214	2,216

TOMS Shoes, LLC(11)	Global Designer, Distributor, and Retailer of Casual Footwear
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—October 30, 2020)(9)	4,925	4,560	3,644

Travel Leaders Group, LLC(11)	Travel Agency Network Provider
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—December 7, 2020)(9)	11,155	11,091	11,114

Truck Bodies and Equipment International, Inc.(10)	Manufacturer of Dump Truck Bodies and Dump Trailers
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—March 31, 2021)(9)	15,750	15,595	15,595

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
UniRush, LLC	Provider of Prepaid Debit Card Solutions
		12% Secured Debt (Maturity—February 1, 2019)	12,000	10,880	10,880
		Warrants (444,725 equivalent units)		1,250	1,250

				12,130	12,130

U.S. TelePacific Corp.(10)	Provider of Communications and Managed Services
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—February 24, 2021)(9)	7,500	7,371	7,371

US Joiner Holding Company(11)	Marine Interior Design and Installation
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—April 16, 2020)(9)	9,600	9,535	9,552

VCVH Holding Corp. (Verisk)(11)	Healthcare Technology Services Focused on Revenue Maximization
		LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 10.25%, Secured Debt (Maturity—June 1, 2024)(9)	1,500	1,463	1,493

Virtex Enterprises, LP(10)	Specialty, Full-Service Provider of Complex Electronic Manufacturing Services
		12% Secured Debt (Maturity—December 27, 2018)	1,667	1,548	1,548
		Preferred Class A Units (14 units; 5% cumulative)(8)		333	581
		Warrants (11 equivalent units)		186	198

				2,067	2,327

Vivid Seats LLC(11)	Provider of Online Secondary Ticket Marketplace
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—March 1, 2022)(9)	4,938	4,619	4,956

Wellnext, LLC(10)	Manufacturer of Supplements and Vitamins
		LIBOR Plus 9.00% (Floor 0.50%), Current Coupon 9.85%, Secured Debt (Maturity—May 23, 2021)(9)	10,122	10,027	10,027

Western Dental Services, Inc.(11)	Dental Care Services
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—November 1, 2018)(9)	4,904	4,902	4,898

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
Wilton Brands LLC(11)	Specialty Housewares Retailer
		LIBOR Plus 7.25% (Floor 1.25%), Current Coupon 8.50%, Secured Debt (Maturity—August 30, 2018)(9)	1,358	1,349	1,134

Worley Claims Services, LLC(10)	Insurance Adjustment Management and Services Provider
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity—October 31, 2020)(9)	6,386	6,340	6,169

YP Holdings LLC(11)	Online and Offline Advertising Operator
		LIBOR Plus 11.00% (Floor 1.25%), Current Coupon 12.25%, Secured Debt (Maturity—June 4, 2018)(9)	11,182	10,621	10,847

Zilliant Incorporated	Price Optimization and Margin Management Solutions
		Preferred Stock (186,777 shares)		154	260
		Warrants (952,500 equivalent shares)		1,071	1,190

				1,225	1,450

Subtotal Non-Control/Non-Affiliate Investments (53.1% of total investments at fair value)				$1,046,923	$1,019,743

Total Portfolio Investments, September 30, 2016				$1,816,666	$1,920,267

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

September 30, 2016

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
Marketable Securities and Idle Funds Investments

Other Marketable Securities and Idle Funds Investments(13)(15)	Investments in Marketable Securities and Diversified, Registered Bond Funds
				$—	$—

Subtotal Marketable Securities and Idle Funds Investments (0.0% of total investments at fair value)				$—	$—

Total Investments, September 30, 2016				$1,816,666	$1,920,267

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

(9)
Index based floating interest rate is subject to contractual minimum interest rate. A majority of the variable rate loans in the Company's investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at September 30, 2016. As noted in this schedule, 62% (based on the par amount of the loans) of the loans contain LIBOR floors which range between 0.25% and 2.25%.

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

December 31, 2015

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
Mid-Columbia Lumber Products, LLC	Manufacturer of Finger-Jointed Lumber Products
		10% Secured Debt (Maturity—December 18, 2017)	1,750	1,750	1,750
		12% Secured Debt (Maturity—December 18, 2017)	3,900	3,900	3,900
		Member Units (2,829 units)		1,244	2,580
		9.5% Secured Debt (Mid—Columbia Real Estate, LLC) (Maturity—May 13, 2025)	881	881	881
		Member Units (Mid—Columbia Real Estate, LLC) (250 units)(8)		250	550

				8,025	9,661

MSC Adviser I, LLC(16)	Third Party Investment Advisory Services
		Member Units (Fully diluted 100.0%)(8)		—	27,272

Mystic Logistics Holdings, LLC	Logistics and Distribution Services Provider for Large Volume Mailers
		12% Secured Debt (Maturity—August 15, 2019)	9,448	9,282	9,448
		Common Stock (5,873 shares)(8)		2,720	5,970

				12,002	15,418

NAPCO Precast, LLC	Precast Concrete Manufacturing
		Prime Plus 2.00% (Floor 7.00%), Current Coupon 9.00%, Secured Debt (Maturity—January 31, 2016)(9)	625	625	625
		Prime Plus 2.00% (Floor 7.00%), Current Coupon 9.00%, Secured Debt (Maturity—February 1, 2016)(9)	3,380	3,379	3,380
		18% Secured Debt (Maturity—February 1, 2016)	4,924	4,923	4,924
		Member Units (2,955 units)(8)		2,975	8,590

				11,902	17,519

NRI Clinical Research, LLC	Clinical Research Service Provider
		14% Secured Debt (Maturity—September 8, 2017)	4,617	4,539	4,539
		Warrants (251,723 equivalent units)		252	340
		Member Units (1,454,167 units)		765	1,342

				5,556	6,221

NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		12% Secured Debt (Maturity—December 22, 2016)	13,224	12,948	12,948
		Warrants (14,331 equivalent units)		817	450
		Member Units (50,877 units)		2,900	1,480

				16,665	14,878

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
		Common Stock (1,500 shares)		1,080	13,640

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule Of Investments (Continued)

December 31, 2015

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value
RGL Reservoir Operations Inc.(11)(13)	Oil & Gas Equipment and Services
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—August 13, 2021)(9)	3,950	3,851	1,534

RLJ Entertainment, Inc.(10)	Movie and TV Programming Licensee and Distributor
		LIBOR Plus 8.75% (Floor 0.25%), Current Coupon 9.16%, Secured Debt (Maturity—September 11, 2019)(9)	9,354	9,353	9,203

RM Bidder, LLC(10)	Scripted and Unscripted TV and Digital Programming Provider
		Warrants (327,532 equivalent units)		425	363
		Member Units (2,779 units)		46	45

				471	408

SAExploration, Inc.(10)(13)	Geophysical Services Provider
		Common Stock (6,472 shares)		65	27

Sage Automotive Interiors, Inc(11)	Automotive Textiles Manufacturer
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity—October 8, 2021)(9)	3,000	2,974	2,970

Salient Partners L.P.(11)	Provider of Asset Management Services
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—June 9, 2021)(9)	7,388	7,251	7,240

Sotera Defense Solutions, Inc.(11)	Defense Industry Intelligence Services
		LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.00%, Secured Debt (Maturity—April 21, 2017)(9)	10,119	9,886	9,360

Stardust Finance Holdings, Inc.(11)	Manufacturer of Diversified Building Products
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—March 13, 2022)(9)	12,406	12,239	12,065

Subsea Global Solutions, LLC(10)	Underwater Maintenance and Repair Services
		LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.50%, Secured Debt (Maturity—March 17, 2020)(9)	4,887	4,836	4,762

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

(9)
Index based floating interest rate is subject to contractual minimum interest rate. A majority of the variable rate loans in the Company's investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2015. As noted in this schedule, 59% (based on the par amount of the loans) of the loans contain LIBOR floors which range between 0.25% and 1.50%.

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

        MSCC was formed in March 2007 to operate as an internally managed business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). MSCC wholly owns several investment funds, including Main Street Mezzanine Fund, LP ("MSMF"), Main Street Capital II, LP ("MSC II") and Main Street Capital III, LP ("MSC III" and, collectively with MSMF and MSC II, the "Funds"), and each of their general partners. The Funds are each licensed as a Small Business Investment Company ("SBIC") by the United States Small Business Administration ("SBA"). Because MSCC is internally managed, all of the executive officers and other employees are employed by MSCC. Therefore, MSCC does not pay any external investment advisory fees but instead directly incurs the operating costs associated with employing investment and portfolio management professionals.

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

2.     Basis of Presentation

        Main Street's financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For each of the periods presented herein, Main Street's consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of Main Street's investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments, and the investment in the External Investment Manager, but excludes all "Marketable securities and idle funds investments" (see Note C—Fair Value Hierarchy for Investments and Debentures—Portfolio Composition—Investment Portfolio Composition for additional discussion of Main Street's Investment Portfolio and definitions for the terms Private Loan and Other Portfolio). "Marketable securities and idle funds investments" are classified as financial instruments and are reported separately on Main Street's consolidated balance sheets and consolidated schedules of investments due to the nature of such investments (see Note B.11.). Main Street's results of operations for the three and nine months ended September 30, 2016 and 2015, cash flows for the nine months ended September 30, 2016 and 2015, and financial position as of September 30, 2016 and December 31, 2015, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation.

        The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

        Under regulations pursuant to Article 6 of Regulation S-X applicable to BDCs and Accounting Standards Codification ("Codification" or "ASC") 946, Financial Services—Investment Companies ("ASC 946"), Main Street is precluded from consolidating other entities in which Main Street has equity investments, including those in which it has a controlling interest, unless the other entity is another investment company. An exception to this general principle in ASC 946 occurs if Main Street holds a controlling interest in an operating company that provides all or substantially all of its services directly to Main Street or to its portfolio companies. Accordingly, as noted above, MSCC's consolidated financial statements include the financial position and operating results for the Funds and the Taxable Subsidiaries. MSCC's consolidated financial statements also include the financial position and operating results for MSCC's wholly owned operating subsidiary, Main Street Capital Partners, LLC ("MSCP"),

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

as MSCP provides all of its services directly or indirectly to Main Street or its portfolio companies. Main Street has determined that all of its portfolio investments do not qualify for this exception, including the investment in the External Investment Manager. Therefore, Main Street's Investment Portfolio is carried on the consolidated balance sheet at fair value, as discussed further in Note B, with any adjustments to fair value recognized as "Net Change in Unrealized Appreciation (Depreciation)" on the consolidated statements of operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a "Net Realized Gain (Loss)."

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

        Under the Yield-to-Maturity valuation method, Main Street also uses the income approach to determine the fair value of debt securities based on projections of the discounted future free cash flows that the debt security will likely generate, including analyzing the discounted cash flows of interest and principal amounts for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of the portfolio company. Main Street's estimate of the expected repayment date of its debt securities is generally the maturity date of the instrument, as Main Street generally intends to hold its loans and debt securities to maturity. The Yield-to-Maturity analysis also considers changes in leverage levels, credit quality, portfolio company performance and other factors. Main Street will generally use the value determined by the Yield-to-Maturity analysis as the fair value for that security; however, because of Main Street's general intent to hold its loans to maturity, the fair value will not exceed the principal amount of the debt security valued using the Yield-to-Maturity valuation method. A change in the assumptions that Main Street uses to estimate the fair value of its debt securities using the Yield-to-Maturity valuation method could have a material impact on the determination of fair value. If there is deterioration in credit quality or if a debt security is in workout status, Main Street may consider other factors in determining the fair value of the debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis.

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

        Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations, recommendations and an assurance certification regarding the

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Company's determinations of the fair value of its LMM portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street's investments in each LMM portfolio company at least once every calendar year, and for Main Street's investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at Main Street's determination of fair value on its investments in a total of 46 LMM portfolio companies for the nine months ended September 30, 2016, representing approximately 75% of the total LMM portfolio at fair value as of September 30, 2016, and on a total of 44 LMM portfolio companies for the nine months ended September 30, 2015, representing approximately 75% of the total LMM portfolio at fair value as of September 30, 2015. Excluding investments in new LMM portfolio companies which have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment as of September 30, 2016 and 2015, as applicable, and investments in the LMM portfolio companies that were not reviewed because their equity is publicly traded, the percentage of the LMM portfolio reviewed and certified by the independent financial advisory services firm for the nine months ended September 30, 2016 and 2015 was 80% and 82% of the total LMM portfolio at fair value as of September 30, 2016 and 2015, respectively.

        For valuation purposes, all of Main Street's Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. Because almost all of the Middle Market portfolio investments are typically valued using third party quotes or other independent pricing services (including 97% and 99% of the Middle Market portfolio investments as of September 30, 2016 and December 31, 2015, respectively), Main Street does not generally consult with any financial advisory services firms in connection with determining the fair value of its Middle Market investments.

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

        In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

financial advisory services firm analyzes and provides observations and recommendations and an assurance certification regarding the Company's determinations of the fair value of its Private Loan portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street's investments in each Private Loan portfolio company at least once every calendar year, and for Main Street's investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at its determination of fair value on its investments in a total of 20 Private Loan portfolio companies for the nine months ended September 30, 2016, representing approximately 56% of the total Private Loan portfolio at fair value as of September 30, 2016, and on a total of 11 Private Loan portfolio companies for the nine months ended September 30, 2015, representing approximately 37% of the total Private Loan portfolio at fair value as of September 30, 2015. Excluding its investments in new Private Loan portfolio companies which have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment decision as of September 30, 2016 and its investments in the Private Loan portfolio companies that were not reviewed because the investment is publicly traded or quoted by banks, the percentage of the Private Loan portfolio reviewed and certified by its independent financial advisory services firm for the nine months ended September 30, 2016 and 2015 was 80% and 84% of the total Private Loan portfolio at fair value as of September 30, 2016 and 2015, respectively.

        For valuation purposes, all of Main Street's Other Portfolio investments are non-control investments. Main Street's Other Portfolio investments comprised 4.9% and 4.2%, respectively, of Main Street's Investment Portfolio at fair value as of September 30, 2016 and December 31, 2015. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of its investments using the NAV valuation method. For Other Portfolio debt investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Other Portfolio debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method. For Other Portfolio debt investments for which third-party quotes or other independent pricing are available and appropriate, Main Street determines the fair value of these investments through obtaining third party quotes or other independent pricing to the extent that these inputs are available and appropriate to determine fair value.

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

        The Board of Directors of Main Street has the final responsibility for overseeing, reviewing and approving, in good faith, Main Street's determination of the fair value for its Investment Portfolio, as well as its valuation procedures, consistent with 1940 Act requirements. Main Street believes its Investment Portfolio as of September 30, 2016 and December 31, 2015 approximates fair value as of those dates based on the markets in which Main Street operates and other conditions in existence on those reporting dates.

2.     Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results may differ from these estimates under different conditions or assumptions. Additionally, as explained in Note B.1., the financial statements include investments in the Investment Portfolio whose values have been estimated by Main Street with the oversight, review and approval by Main Street's Board of Directors in the absence of readily ascertainable market values. Because of the inherent uncertainty of the Investment Portfolio valuations, those estimated values may differ materially from the values that would have been determined had a ready market for the securities existed.

3.     Cash and Cash Equivalents

        Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value.

        At September 30, 2016, cash balances totaling $29.0 million exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company's cash deposits are held at large, established, high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

        Main Street holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind ("PIK") interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. Main Street stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended September 30, 2016 and 2015, (i) approximately 4.0% and 2.2%, respectively, of Main Street's total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.8% and 1.2%, respectively, of Main Street's total investment income was attributable to cumulative dividend income not paid currently in cash. For the nine months ended September 30, 2016 and 2015, (i) approximately 3.7% and 2.1%, respectively, of Main Street's total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.1% and 1.0%, respectively, of Main Street's total investment income was attributable to cumulative dividend income not paid currently in cash.

        As of September 30, 2016, Main Street's total Investment Portfolio had five investments on non-accrual status, which comprised approximately 0.4% of its fair value and 2.8% of its cost. As of December 31, 2015, Main Street's total Investment Portfolio had six investments on non-accrual status, which comprised approximately 0.4% of its fair value and 3.7% of its cost.

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

        A presentation of the investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$35,580	$34,167	$101,181	$97,010
Dividend income	9,730	6,939	25,094	17,353
Fee income	1,284	1,273	5,059	5,887

Total interest, fee and dividend income	$46,594	$42,379	$131,334	$120,250

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

        To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the three months ended September 30, 2016 and 2015, approximately 3.2% and 2.3%, respectively, of Main Street's total investment income was attributable to interest income for the accretion of discounts associated with debt investments, net of any premium reduction. For the nine months ended September 30, 2016 and 2015, approximately 3.0% and 2.7%, respectively, of Main Street's total investment income was attributable to interest income for the accretion of discounts associated with debt investments, net of any premium reduction.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        In May 2015, the FASB issued ASU 2015-07, Fair Value Measurements—Disclosures for Certain Entities that Calculate Net Asset Value per Share. This amendment updates guidance intended to eliminate the diversity in practice surrounding how investments measured at net asset value under the practical expedient with future redemption dates have been categorized in the fair value hierarchy. Under the updated guidance, investments for which fair value is measured at net asset value per share using the practical expedient should no longer be categorized in the fair value hierarchy, while investments for which fair value is measured at net asset value per share but the practical expedient is not applied should continue to be categorized in the fair value hierarchy. The updated guidance requires retrospective adoption for all periods presented and is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this standard during the three months ended March 31, 2016. There was no impact of the adoption of this new accounting standard on Main Street's consolidated financial statements as none of its investments are measured through the use of the practical expedient.

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

        In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods therein. Early application is permitted. The impact of the adoption of this new accounting standard on Main Street's consolidated financial statements is not expected to be material.

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

    •
    Pricing models whose inputs are observable for substantially the full term of the investment (for example, market interest rate indices); and

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        As of September 30, 2016 and December 31, 2015, all of Main Street's LMM portfolio investments except for the debt and equity investments in one portfolio company consisted of illiquid securities issued by private companies. Those investments which were the exceptions were in a company with publicly traded equity. As a result, the fair value determination for the LMM portfolio investments primarily consisted of unobservable inputs. The fair value determination for the publicly traded equity security consisted of observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value. As a result, all of Main Street's LMM portfolio investments were categorized as Level 3 as of September 30, 2016 and December 31, 2015, except for the one publicly traded equity security which was categorized as Level 2.

        As of September 30, 2016 and December 31, 2015, Main Street's Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Middle Market portfolio investments were categorized as Level 3 as of September 30, 2016 and December 31, 2015.

        As of September 30, 2016 and December 31, 2015, Main Street's Private Loan portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Private Loan portfolio investments were categorized as Level 3 as of September 30, 2016 and December 31, 2015.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        As of September 30, 2016 and December 31, 2015, Main Street's Other Portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street's Other Portfolio investments were categorized as Level 3 as of September 30, 2016 and December 31, 2015.

        As of December 31, 2015, Main Street's Marketable securities and idle funds investments consisted primarily of investments in publicly traded debt and equity investments. The fair value determination for these investments consisted of a combination of observable inputs in active markets for which sufficient observable inputs were available to determine the fair value of these investments. As a result, all of Main Street's Marketable securities and idle funds investments were categorized as Level 1 as of December 31, 2015.

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

  •
  Contractual rights, obligations or restrictions associated with the investment; and

  •
  Other factors deemed relevant.

        The significant unobservable inputs used in the fair value measurement of Main Street's LMM equity securities, which are generally valued through an average of the discounted cash flow technique and the market comparable/enterprise value technique (unless one of these approaches is determined to not be appropriate), are (i) EBITDA multiples and (ii) the weighted-average cost of capital

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

("WACC"). Significant increases (decreases) in EBITDA multiple inputs in isolation would result in a significantly higher (lower) fair value measurement. On the contrary, significant increases (decreases) in WACC inputs in isolation would result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of Main Street's LMM, Middle Market, Private Loan and Other Portfolio debt securities are (i) risk adjusted discount rates used in the Yield-to-Maturity valuation technique (described in "Note B.1.—Valuation of the Investment Portfolio") and (ii) the percentage of expected principal recovery. Significant increases (decreases) in any of these discount rates in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in any of these expected principal recovery percentages in isolation would result in a significantly higher (lower) fair value measurement. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral and fair values as determined by independent third parties, which are not presented in the tables below.

        The following tables provide a summary of the significant unobservable inputs used to measure the fair value of Main Street's Level 3 portfolio investments as of September 30, 2016 and December 31, 2015:

Type of Investment	Fair Value as of September 30, 2016 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)	Median(3)
Equity investments	$531,672	Discounted cash flow	Weighted-average cost of capital	10.2% - 22.6%	12.9%	13.6%
		Market comparable / Enterprise Value	EBITDA multiple(1)	4.5x - 8.0x(2)	6.9x	5.9x
Debt investments	$734,110	Discounted cash flow	Risk adjusted discount factor	7.7% - 15.4%(2)	12.0%	11.0%
			Expected principal recovery percentage	5.3% - 100.0%	100.0%	100.0%
Debt investments	$652,325	Market approach	Third party quote	22.5 - 107.0

Total Level 3 investments	$1,918,107

(1)
EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

(2)
Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 4.5x - 17.5x and the range for risk adjusted discount factor is 5.0% - 33.8%.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        The following tables provide a summary of changes in fair value of Main Street's Level 3 portfolio investments for the nine month periods ended September 30, 2016 and 2015 (amounts in thousands). Net unrealized appreciation (depreciation) is included in the net change in unrealized appreciation (depreciation)—portfolio investments on the consolidated statements of operations.

Type of Investment	Fair Value as of December 31, 2015	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of September 30, 2016
Debt	1,265,544	—	(289,261)	385,476	34,567	(3,893)	(5,998)	1,386,435
Equity	519,966	—	(14,797)	61,543	(59,681)	3,821	5,998	516,850
Equity Warrant	10,646	—	(1,011)	4,750	1,011	(574)	—	14,822

	1,796,156	—	(305,069)	451,769	(24,103)	(646)	—	1,918,107

(1)
Includes the impact of non-cash conversions.

Type of Investment	Fair Value as of December 31, 2014	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of September 30, 2015
Debt	1,147,281	—	(439,158)	672,305	19,844	(32,804)	(10,779)	1,356,689
Equity	391,933	—	(16,475)	58,728	(8,250)	55,865	10,376	492,177
Equity Warrant	15,636	—	(1,723)	2,153	(1,687)	(271)	—	14,108

	1,554,850	—	(457,356)	733,186	9,907	22,790	(403)	1,862,974

(1)
Includes the impact of non-cash conversions.

        As of September 30, 2016 and December 31, 2015, the fair value determination for the SBIC debentures recorded at fair value primarily consisted of unobservable inputs. As a result, the SBIC debentures which are recorded at fair value were categorized as Level 3. Main Street determines the

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

fair value of these instruments primarily using a Yield-to-Maturity approach that analyzes the discounted cash flows of interest and principal for each SBIC debenture recorded at fair value based on estimated market interest rates for debt instruments of similar structure, terms, and maturity. Main Street's estimate of the expected repayment date of principal for each SBIC debenture recorded at fair value is the maturity date of the instrument. The significant unobservable inputs used in the fair value measurement of Main Street's SBIC debentures recorded at fair value are the estimated market interest rates used to fair value each debenture using the yield valuation technique described above. Significant increases (decreases) in the Yield-to-Maturity valuation inputs in isolation would result in a significantly lower (higher) fair value measurement.

        The following tables provide a summary of the significant unobservable inputs used to fair value Main Street's Level 3 SBIC debentures as of September 30, 2016 and December 31, 2015 (amounts in thousands):

Type of Instrument	Fair Value as of September 30, 2016	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC debentures	$74,680	Discounted cash flow	Estimated market interest rates	3.8% - 5.3%	4.4%

Type of Instrument	Fair Value as of December 31, 2015	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC debentures	$73,860	Discounted cash flow	Estimated market interest rates	4.1% - 5.8%	4.9%

        The following tables provide a summary of changes for the Level 3 SBIC debentures recorded at fair value for the nine month periods ended September 30, 2016 and 2015 (amounts in thousands):

Type of Instrument	Fair Value as of December 31, 2015	Repayments	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of September 30, 2016
SBIC debentures at fair value	$73,860	$—	$—	$820	$74,680

Type of Instrument	Fair Value as of December 31, 2014	Repayments	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of September 30, 2015
SBIC debentures at fair value	$72,981	$—	$—	$823	$73,804

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        At September 30, 2016 and December 31, 2015, Main Street's investments and SBIC debentures at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
At September 30, 2016	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$829,692	$—	$2,160	$827,532
Middle Market portfolio investments	627,944	—	—	627,944
Private Loan portfolio investments	337,735	—	—	337,735
Other Portfolio investments	94,763	—	—	94,763
External Investment Manager	30,133	—	—	30,133

Total portfolio investments	1,920,267	—	2,160	1,918,107
Marketable securities and idle funds investments	—	—	—	—

Total investments	$1,920,267	$—	$2,160	$1,918,107

SBIC debentures at fair value	$74,680	$—	$—	$74,680

		Fair Value Measurements
		(in thousands)
At December 31, 2015	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$862,710	$—	$3,840	$858,870
Middle Market portfolio investments	586,900	—	—	586,900
Private Loan portfolio investments	248,313	—	—	248,313
Other Portfolio investments	74,801	—	—	74,801
External Investment Manager	27,272	—	—	27,272

Total portfolio investments	1,799,996	—	3,840	1,796,156
Marketable securities and idle funds investments	3,693	3,693	—	—

Total investments	$1,803,689	$3,693	$3,840	$1,796,156

SBIC debentures at fair value	$73,860	$—	$—	$73,860

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        Main Street's external asset management business is conducted through its External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. Main Street entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with HMS Income Fund, Inc. ("HMS Income"). Through this agreement, Main Street shares employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. In the first quarter of 2014, Main Street began allocating cost to the External Investment Manager pursuant to the sharing agreement. Main Street's total expenses for the three months ended September 30, 2016 and 2015 are net of the costs allocated to the External Investment Manager of $1.2 million and $1.1 million, respectively. Main Street's total expenses for the nine months ended September 30, 2016 and 2015 are net of the costs allocated to the External Investment Manager of $3.7 million and $3.1 million, respectively.

        Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three and nine months ended September 30, 2016 and 2015, Main

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

        The following tables provide a summary of Main Street's investments in the LMM, Middle Market and Private Loan portfolios as of September 30, 2016 and December 31, 2015 (this information excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of September 30, 2016
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	71	81	45
Fair value	$829.7	$627.9	$337.7
Cost	$703.6	$658.0	$353.8
% of portfolio at cost—debt	68.8%	97.5%	94.3%
% of portfolio at cost—equity	31.2%	2.5%	5.7%
% of debt investments at cost secured by first priority lien	91.5%	87.6%	87.6%
Weighted-average annual effective yield(b)	12.5%	8.4%	9.6%
Average EBITDA(c)	$6.2	$101.6	$21.1

(a)
At September 30, 2016, Main Street had equity ownership in approximately 99% of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 36%.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of September 30, 2016, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares of Main Street's common stock will realize on its investment because it does not reflect Main Street's expenses or any sales load paid by an investor.

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including five LMM portfolio companies, three Middle Market portfolio companies and three Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for Main Street's investments in these portfolio companies.

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

        As of September 30, 2016, Main Street had Other Portfolio investments in ten companies, collectively totaling approximately $94.8 million in fair value and approximately $101.3 million in cost basis and which comprised 4.9% of Main Street's Investment Portfolio at fair value. As of December 31, 2015, Main Street had Other Portfolio investments in ten companies, collectively totaling approximately $74.8 million in fair value and approximately $75.2 million in cost basis and which comprised approximately 4.2% of Main Street's Investment Portfolio at fair value.

        As discussed further in Note A.1., Main Street holds an investment in the External Investment Manager, a wholly owned subsidiary that is treated as a portfolio investment. As of September 30, 2016, there was no cost basis in this investment and the investment had a fair value of $30.1 million, which comprised 1.6% of Main Street's Investment Portfolio at fair value. As of December 31, 2015, there was no cost basis in this investment and the investment had a fair value of $27.3 million, which comprised 1.5% of Main Street's Investment Portfolio at fair value.

        The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of September 30, 2016 and December 31, 2015 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	September 30, 2016	December 31, 2015
First lien debt	75.6%	75.8%
Equity	13.9%	13.5%
Second lien debt	8.5%	8.7%
Equity warrants	1.0%	0.9%
Other	1.0%	1.1%

	100.0%	100.0%

Fair Value:	September 30, 2016	December 31, 2015
First lien debt	68.3%	66.1%
Equity	22.0%	24.9%
Second lien debt	8.0%	7.7%
Equity warrants	0.8%	0.6%
Other	0.9%	0.7%

	100.0%	100.0%

        The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of September 30, 2016 and December 31, 2015 (this information excludes the Other Portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	September 30, 2016	December 31, 2015
Southwest	29.5%	33.4%
Midwest	21.5%	16.7%
Northeast	15.4%	18.3%
Southeast	15.6%	13.5%
West	14.7%	14.6%
Canada	1.7%	2.2%
Other Non-United States	1.6%	1.3%

	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Fair Value:	September 30, 2016	December 31, 2015
Southwest	30.4%	36.7%
Midwest	19.8%	15.1%
West	17.0%	16.1%
Southeast	15.2%	12.6%
Northeast	14.6%	16.3%
Canada	1.5%	2.0%
Other Non-United States	1.5%	1.2%

	100.0%	100.0%

        Main Street's LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by industry at cost and fair value

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

as of September 30, 2016 and December 31, 2015 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	September 30, 2016	December 31, 2015
Energy Equipment & Services	7.6%	7.3%
Hotels, Restaurants & Leisure	6.8%	7.9%
Media	5.8%	5.6%
Machinery	5.7%	5.7%
Construction & Engineering	4.7%	4.6%
Electronic Equipment, Instruments & Components	4.5%	4.3%
IT Services	4.2%	5.1%
Specialty Retail	4.1%	5.1%
Commercial Services & Supplies	4.0%	3.3%
Internet Software & Services	3.6%	3.1%
Diversified Telecommunication Services	3.4%	2.9%
Auto Components	3.4%	2.7%
Food Products	3.1%	2.4%
Diversified Consumer Services	2.9%	3.7%
Health Care Equipment & Supplies	2.9%	3.1%
Health Care Providers & Services	2.8%	4.1%
Diversified Financial Services	2.3%	2.3%
Software	2.2%	4.5%
Computers & Peripherals	1.9%	0.0%
Professional Services	1.9%	1.9%
Communications Equipment	1.9%	0.0%
Pharmaceuticals	1.7%	1.9%
Road & Rail	1.6%	1.6%
Building Products	1.6%	1.9%
Oil, Gas & Consumable Fuels	1.5%	2.1%
Consumer Finance	1.5%	0.8%
Distributors	1.2%	0.7%
Leisure Equipment & Products	1.1%	1.1%
Air Freight & Logistics	1.0%	1.1%
Aerospace & Defense	1.0%	1.0%
Other(1)	8.1%	8.2%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Fair Value:	September 30, 2016	December 31, 2015
Hotels, Restaurants & Leisure	6.9%	7.8%
Machinery	6.8%	7.0%
Energy Equipment & Services	5.8%	6.0%
Diversified Consumer Services	5.5%	5.7%
Media	5.4%	5.1%
Construction & Engineering	5.2%	5.1%
Specialty Retail	4.3%	6.0%
IT Services	4.0%	4.6%
Commercial Services & Supplies	4.0%	3.1%
Electronic Equipment, Instruments & Components	3.9%	3.7%
Internet Software & Services	3.5%	2.9%
Auto Components	3.3%	2.8%
Health Care Equipment & Supplies	2.9%	2.9%
Food Products	2.9%	2.1%
Diversified Telecommunication Services	2.7%	2.7%
Health Care Providers & Services	2.7%	3.3%
Road & Rail	2.4%	2.6%
Diversified Financial Services	2.3%	2.2%
Software	2.2%	5.9%
Professional Services	1.9%	1.7%
Communications Equipment	1.9%	0.0%
Computers & Peripherals	1.8%	0.0%
Pharmaceuticals	1.5%	1.7%
Building Products	1.4%	1.6%
Consumer Finance	1.3%	0.6%
Oil, Gas & Consumable Fuels	1.2%	1.2%
Air Freight & Logistics	1.2%	1.3%
Leisure Equipment & Products	1.1%	1.1%
Distributors	1.1%	0.6%
Other(1)	8.9%	8.7%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

        At September 30, 2016 and December 31, 2015, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

Unconsolidated Significant Subsidiaries

        In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, Main Street must determine which of its unconsolidated controlled portfolio companies, if any, are considered "significant subsidiaries". In evaluating these unconsolidated controlled portfolio companies, there are three tests utilized to

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        As of September 30, 2016 and December 31, 2015, Main Street had no single Control Investment that represented greater than 20% of its total Investment Portfolio at fair value and no single investment whose total assets represented greater than 20% of its total assets. For each of the nine months ended September 30, 2016 and 2015, Main Street had no single Control Investment whose income represented greater than 20% of its total income, except for the External Investment Manager for the nine months ended September 30, 2015. The summarized financial information for the External Investment Manager is included in Note D.

NOTE D—EXTERNAL INVESTMENT MANAGER

        As discussed further in Note A.1., the External Investment Manager provides investment management and other services to External Parties. The External Investment Manager is accounted for as a portfolio investment of MSCC since the External Investment Manager conducts all of its investment management activities for External Parties.

        During May 2012, Main Street entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income, a non-publicly traded BDC, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow it to own a registered investment adviser, Main Street assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on MSCC's ability to meet the source-of-income requirement necessary for it to maintain its RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. Based upon several fee waiver agreements with HMS Income and HMS Adviser, the External Investment Manager did not begin accruing the base management fee and incentive fees, if any, until January 1, 2014. The External Investment Manager has conditionally agreed to waive a limited amount of the incentive fees otherwise earned. During the three months ended September 30, 2016 and 2015, the External Investment Manager earned $2.5 million and $2.1 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser. During the nine months ended September 30, 2016 and 2015, the External Investment Manager earned $7.1 million and $5.5 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        Main Street shares employees with the External Investment Manager and allocates costs related to such shared employees to the External Investment Manager generally based on a combination of the direct time spent, new investment origination activity and assets under management, depending on the nature of the expense. For the three months ended September 30, 2016 and 2015, Main Street allocated $1.2 million and $1.1 million of total expenses, respectively, to the External Investment Manager. For the nine months ended September 30, 2016 and 2015, Main Street allocated $3.7 million and $3.1 million of total expenses, respectively, to the External Investment Manager. The total contribution of the External Investment Manager to Main Street's net investment income consists of the combination of the expenses allocated to the External Investment Manager and dividend income from the External Investment Manager. For the three months ended September 30, 2016 and 2015, the total contribution to net investment income was $2.0 million and $1.8 million, respectively. For the nine months ended September 30, 2016 and 2015, the total contribution to net investment income was $5.8 million and $4.7 million, respectively.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        Summarized financial information from the separate financial statements of the External Investment Manager as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015 is as follows:

	As of September 30,	As of December 31,
	2016	2015
	(dollars in thousands)
Cash	$30	$31
Accounts receivable—HMS Income	2,466	2,262

Total assets	$2,496	$2,293

Accounts payable to MSCC and its subsidiaries	$1,424	$1,333
Dividend payable to MSCC	793	677
Taxes payable	279	283
Equity	—	—

Total liabilities and equity	$2,496	$2,293

	Three Months Ended September 30		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Management fee income	$2,471	$2,105	$7,058	$5,500
Expenses allocated from MSCC or its subsidiaries:
Salaries, share-based compensation and other personnel costs	(833)	(764)	(2,522)	(2,146)
Other G&A expenses	(391)	(381)	(1,217)	(987)

Total allocated expenses	(1,224)	(1,145)	(3,739)	(3,133)
Pre-tax income	1,247	960	3,319	2,367
Tax expense	(454)	(350)	(1,210)	(847)

Net income	$793	$610	$2,109	$1,520

NOTE E—SBIC DEBENTURES

        SBIC debentures payable were $231.0 million and $225.0 million at September 30, 2016 and December 31, 2015, respectively. SBIC debentures provide for interest to be paid semi-annually, with principal due at the applicable 10-year maturity date of each debenture. In August 2016, Main Street received a license from the SBA to operate a third SBIC, which at the time provided Main Street with up to $125.0 million of additional long-term, fixed interest rate debt capital through the issuance of SBA-guaranteed debentures. During September 2016, Main Street issued $6.0 million of SBIC debentures, leaving $119.0 million of additional capacity. The weighted-average annual interest rate on the SBIC debentures was 4.1% as of September 30, 2016 and 4.2% as of December 31, 2015. The first principal maturity due under the existing SBIC debentures is in 2017, and the weighted-average remaining duration as of September 30, 2016 was approximately 5.0 years. For the three months ended September 30, 2016 and 2015, Main Street recognized interest expense attributable to the SBIC debentures of $2.5 million in each period. For the nine months ended September 30, 2016 and 2015,

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Main Street recognized interest expense attributable to the SBIC debentures of $7.5 million and $7.4 million, respectively. Main Street has incurred upfront leverage and other miscellaneous fees of approximately 3.4% of the debenture principal amount. In accordance with SBA regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA. The Funds are subject to annual compliance examinations by the SBA. There have been no historical findings resulting from these examinations.

        As of September 30, 2016, the recorded value of the SBIC debentures was $230.5 million which consisted of (i) $74.7 million recorded at fair value, or $0.5 million less than the $75.2 million par value of the SBIC debentures issued in MSC II (ii) $149.8 million recorded at par value and held in MSMF and (iii) $6.0 million recorded at par value and held in MSC III. As of September 30, 2016, if Main Street had adopted the fair value option under ASC 825 for all of its SBIC debentures, Main Street estimates the fair value of its SBIC debentures would be approximately $223.8 million, or $7.2 million less than the $231.0 million face value of the SBIC debentures.

NOTE F—CREDIT FACILITY

        Main Street maintains the Credit Facility to provide additional liquidity to support its investment and operational activities. The Credit Facility includes total commitments of $555.0 million from a diversified group of fourteen lenders and matures in September 2020. The Credit Facility also contains an accordion feature which allows Main Street to increase the total commitments under the facility to up to $750.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

        Borrowings under the Credit Facility bear interest, subject to Main Street's election, on a per annum basis at a rate equal to the applicable LIBOR rate (0.53% as of September 30, 2016) plus (i) 1.875% (or the applicable base rate (Prime Rate of 3.50% as of September 30, 2016) plus 0.875%) as long as Main Street maintains an investment grade rating and meets certain agreed upon excess collateral and maximum leverage requirements, (ii) 2.0% (or the applicable base rate plus 1.0%) if Main Street maintains an investment grade rating but, does not meet certain excess collateral and maximum leverage requirements or (iii) 2.25% (or the applicable base rate plus 1.25%) if Main Street does not maintain an investment grade rating. Main Street pays unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio of at least 1.5 to 1.0 and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2020, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval.

        At September 30, 2016, Main Street had $313.0 million in borrowings outstanding under the Credit Facility. As of September 30, 2016, if Main Street had adopted the fair value option under ASC 825 for its Credit Facility, Main Street estimates its fair value would approximate its recorded value. Main Street recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs, of $2.5 million and $2.2 million for the three months ended September 30, 2016 and 2015, respectively, and $6.7 million and $5.5 million for the nine month

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

periods ended September 30, 2016 and 2015, respectively. As of September 30, 2016, the interest rate on the Credit Facility was 2.4%. The average interest rate was 2.4% and 2.3% for the three and nine months ended September 30, 2016, respectively. As of September 30, 2016, Main Street was in compliance with all financial covenants of the Credit Facility.

NOTE G—NOTES

  6.125% Notes

        In April 2013, Main Street issued $92.0 million, including the underwriters full exercise of their option to purchase additional principal amounts to cover over-allotments, in aggregate principal amount of 6.125% Notes due 2023 (the "6.125% Notes"). The 6.125% Notes are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 6.125% Notes; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 6.125% Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at Main Street's option on or after April 1, 2018. The 6.125% Notes bear interest at a rate of 6.125% per year payable quarterly on January 1, April 1, July 1 and October 1 of each year. The total net proceeds to Main Street from the 6.125% Notes, after underwriting discounts and estimated offering expenses payable by Main Street, were approximately $89.0 million. Main Street has listed the 6.125% Notes on the New York Stock Exchange under the trading symbol "MSCA". Main Street may from time to time repurchase the 6.125% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of September 30, 2016, the outstanding balance of the 6.125% Notes was $90.7 million. As of September 30, 2016, if Main Street had adopted the fair value option under ASC 825 for the 6.125% Notes, Main Street estimates the fair value would be approximately $94.1 million. Main Street recognized interest expense related to the 6.125% Notes, including amortization of deferred loan costs, of $1.5 million for each of the three months ended September 30, 2016 and 2015, and $4.4 million for each of the nine months ended September 30, 2016 and 2015.

        The indenture governing the 6.125% Notes (the "6.125% Notes Indenture") contains certain covenants, including covenants requiring Main Street's compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 6.125% Notes and the Trustee if Main Street ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 6.125% Notes Indenture. As of September 30, 2016, Main Street was in compliance with these covenants.

  4.50% Notes

        In November 2014, Main Street issued $175.0 million in aggregate principal amount of 4.50% unsecured notes due 2019 (the "4.50% Notes") at an issue price of 99.53%. The 4.50% Notes are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 4.50% Notes; effectively subordinated to all of its existing and future secured indebtedness, to the

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes mature on December 1, 2019, and may be redeemed in whole or in part at any time at Main Street's option subject to certain make-whole provisions. The 4.50% Notes bear interest at a rate of 4.50% per year payable semi-annually on June 1 and December 1 of each year. The total net proceeds from the 4.50% Notes, resulting from the issue price and after underwriting discounts and estimated offering expenses payable by us, were approximately $171.2 million. Main Street may from time to time repurchase the 4.50% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of September 30, 2016, the outstanding balance of the 4.50% Notes was $175.0 million. As of September 30, 2016, if Main Street had adopted the fair value option under ASC 825 for the 4.50% Notes, Main Street estimates its fair value would be approximately $179.9 million. Main Street recognized interest expense related to the 4.50% Notes, including amortization of deferred loan costs, of $2.1 million for each of the three months ended September 30, 2016 and 2015, and $6.4 million for each of the nine months ended September 30, 2016 and 2015.

        The indenture governing the 4.50% Notes (the "4.50% Notes Indenture") contains certain covenants, including covenants requiring Main Street's compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 4.50% Notes and the Trustee if Main Street ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 4.50% Notes Indenture. As of September 30, 2016, Main Street was in compliance with these covenants.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE H—FINANCIAL HIGHLIGHTS

	Nine Months Ended September 30,
	2016	2015
Per Share Data:
NAV at the beginning of the period	$21.24	$20.85
Net investment income(1)	1.66	1.61
Net realized gain (loss)(1)(2)	0.65	(0.19)
Net change in net unrealized appreciation (depreciation)(1)(2)	(0.56)	0.42
Income tax benefit(1)(2)	0.01	0.15

Net increase in net assets resulting from operations(1)	1.76	1.99
Dividends paid from net investment income	(1.06)	(1.79)
Distributions from capital gains	(0.84)	(0.05)

Total dividends paid	(1.90)	(1.84)
Impact of the net change in monthly dividends declared prior to the end of the period and paid in the subsequent period	(0.01)	(0.01)
Accretive effect of stock offerings (issuing shares above NAV per share)	0.42	0.71
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.06	0.08
Other(3)	0.05	0.01

NAV at the end of the period	$21.62	$21.79

Market value at the end of the period	$34.33	$26.66
Shares outstanding at the end of the period	52,931,917	50,079,178

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(dollars in thousands)
NAV at end of period	$1,144,350	$1,090,981
Average NAV	$1,097,839	$1,051,418
Average outstanding debt	$792,966	$742,993
Ratio of total expenses, including income tax expense, to average NAV(1)(2)	4.11%	3.38%
Ratio of operating expenses to average NAV(2)(3)	4.20%	4.05%
Ratio of operating expenses, excluding interest expense, to average NAV(2)(3)	1.92%	1.79%
Ratio of net investment income to average NAV(2)	7.78%	7.47%
Portfolio turnover ratio(2)	18.11%	16.68%
Total investment return(2)(4)	25.35%	–6.74%
Total return based on change in NAV(2)(5)	8.49%	10.31%

(1)
Total expenses are the sum of operating expenses and net income tax provision/benefit. Net income tax provision/benefit includes the accrual of net deferred tax provision/benefit relating to the net unrealized appreciation/depreciation on portfolio investments held in Taxable Subsidiaries and due to the change in the loss carryforwards, which are non-cash in nature and may vary significantly from period to period. Main Street is required to include net deferred tax provision/benefit in calculating its total expenses even though these net deferred taxes are not currently payable/receivable.

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

NOTE I—DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

        Main Street paid regular monthly dividends of $0.180 per share for each month of January through September 2016, totaling approximately $28.3 million, or $0.540 per share, for the three months ended September 30, 2016, and $83.1 million, or $1.620 per share, for the nine months ended September 30,

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

2016. The third quarter 2016 regular monthly dividends represent a 2.9% increase from the regular monthly dividends paid for the third quarter of 2015. Additionally, Main Street paid a $0.275 per share supplemental semi-annual dividend, totaling $14.2 million, in June 2016 compared to a $13.7 million, or $0.275 per share, paid in June 2015. The regular monthly dividends equaled a total of approximately $26.2 million, or $0.525 per share, for the three months ended September 30, 2015, and $75.4 million, or $1.560 per share, for the nine months ended September 30, 2015.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        Listed below is a reconciliation of "Net increase in net assets resulting from operations" to taxable income and to total distributions declared to common stockholders for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,
	2016	2015
	(estimated, dollars in thousands)
Net increase in net assets resulting from operations	$90,907	$96,895
Book tax difference from share-based compensation expense	(708)	(662)
Net change in net unrealized (appreciation) depreciation	28,829	(20,372)
Income tax benefit	(1,018)	(7,004)
Pre-tax book loss not consolidated for tax purposes	16,771	15,240
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains (losses) and changes in estimates	(4,141)	992

Estimated taxable income(1)	130,640	85,089
Taxable income earned in prior year and carried forward for distribution in current year	29,683	38,638
Taxable income earned prior to period end and carried forward for distribution next period	(72,094)	(42,279)
Dividend payable as of period end and paid in the following period	9,783	9,014

Total distributions accrued or paid to common stockholders	$98,012	$90,462

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

        The income tax expense, or benefit, and the related tax assets and liabilities, generated by the Taxable Subsidiaries and MSCP, if any, are reflected in Main Street's consolidated financial statements. For the three months ended September 30, 2016, Main Street recognized a net income tax benefit of $0.5 million, principally consisting of a deferred tax benefit of $1.4 million which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries including changes in the loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book-tax differences, partially offset by a $0.9 million current tax expense which is primarily related to a $1.0 million accrual for excise tax on Main Street's estimated undistributed taxable income. For the nine months ended September 30, 2016, Main Street recognized a net income tax benefit of $1.0 million, principally consisting of a deferred tax benefit of $3.4 million which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries including changes in the loss carryforwards, changes in net unrealized appreciation or depreciation and temporary book-tax differences, partially offset by $2.4 million in current tax expense which is composed of a (i) $2.1 million accrual for excise tax on its estimated undistributed taxable income and (ii) $0.3 million of accruals for current U.S. federal income and state taxes. For the three months ended September 30, 2015, Main Street recognized a net income tax benefit of $3.2 million, which principally consisted of a deferred tax benefit of $2.7 million which was primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries including changes in the loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences and a $0.5 million benefit for other current taxes, which was primarily related to a $0.7 million benefit for current U.S. federal income and state taxes, partially offset by $0.2 million accrual for excise tax on its estimated undistributed taxable income. For the nine months ended September 30, 2015, Main Street recognized a net income tax benefit of $7.0 million, which principally consisted of a deferred tax benefit of $8.5 million primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries including changes in the loss carryforwards, changes in net unrealized appreciation or depreciation and temporary book tax differences, partially offset by $1.5 million in other current taxes, which principally consisted of $0.8 million of accruals for current U.S. federal income and state taxes, and a $0.7 million accrual for excise tax on its estimated undistributed taxable income.

        The net deferred tax asset at September 30, 2016 and December 31, 2015 was $9.2 million and $4.0 million, respectively, primarily related to loss carryforwards, timing differences in net unrealized appreciation or depreciation and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. In addition, during the three months ended March 31, 2016, Main Street recorded a one-time $1.8 million increase to deferred tax assets for previously unrecognized excess tax benefits associated with share-based compensation due to the early adoption of the new accounting standard ASU 2016-09 (See further discussion in Note B.8.). As of September 30, 2016, the Taxable Subsidiaries had a capital loss carryforward of $15.6 million. For federal income tax purposes, the capital loss carryforward will expire in taxable years 2020 and 2021. The timing and manner in which Main Street will utilize any net loss carryforwards in any year, or in total, may be limited in the future under the provisions of the Code.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE J—COMMON STOCK

        During November 2015, Main Street commenced a program with selling agents through which it can sell shares of its common stock by means of at-the-market offerings from time to time (the "ATM Program"). During the nine months ended September 30, 2016, Main Street sold 1,996,793 shares of its common stock at a weighted-average price of $32.67 per share and raised $65.2 million of gross proceeds under the ATM Program. Net proceeds were $64.3 million after commissions to the selling agents on shares sold and offering costs. As of September 30, 2016, sales transactions representing 30,804 shares had not settled and are not included in shares issued and outstanding on the face of the consolidated balance sheet, but are included in the weighted average shares outstanding on the consolidated statement of operations and in the shares used to calculate net asset value per share. As of September 30, 2016, 362,639 shares were available for sale under the ATM Program.

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

        For the nine months ended September 30, 2016, $10.6 million of the total $97.3 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 339,544 newly issued shares. For the nine months ended September 30, 2015, $13.7 million of the total $89.1 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 444,957 newly issued shares and with the purchase of 3,131 shares of common stock in the open market. The shares disclosed above relate only to Main Street's DRIP and exclude any activity related to broker-managed dividend reinvestment plans.

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

        Main Street's Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2015 Equity and Incentive Plan (the "Equity and Incentive Plan"). These shares generally vest over a three-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street's Board of Directors under the Equity and Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of September 30, 2016.

Restricted stock authorized under the plan	3,000,000
Less net restricted stock granted during:
Year ended December 31, 2015	(900)
Nine months ended September 30, 2016	(260,514)

Restricted stock available for issuance as of September 30, 2016	2,738,586

        As of September 30, 2016, the following table summarizes the restricted stock issued to Main Street's non-employee directors and the remaining shares of restricted stock available for issuance pursuant to the Main Street Capital Corporation 2015 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election to the board and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period.

Restricted stock authorized under the plan	300,000
Less net restricted stock granted during:
Year ended December 31, 2015	(6,806)
Nine months ended September 30, 2016	(6,748)

Restricted stock available for issuance as of September 30, 2016	286,446

        For the three months ended September 30, 2016 and 2015, Main Street recognized total share-based compensation expense of $2.1 million and $1.7 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors, and, for the nine months ended September 30, 2016 and 2015, Main Street recognized total share-based compensation expense of $6.0 million and $4.6 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors.

        As of September 30, 2016, there was $14.4 million of total unrecognized compensation expense related to Main Street's non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 2.0 years as of September 30, 2016.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE M—COMMITMENTS AND CONTINGENCIES

        At September 30, 2016, Main Street had the following outstanding commitments (in thousands):

Category / Company	Amount
Investments with equity capital commitments that have not yet funded:
Encap Energy Fund Investments
EnCap Energy Capital Fund VIII, L.P.	$686
EnCap Energy Capital Fund VIII Co-Investors, L.P.	96
EnCap Energy Capital Fund IX, L.P.	958
EnCap Energy Capital Fund X, L.P.	7,346
EnCap Flatrock Midstream Fund II, L.P.	5,589
EnCap Flatrock Midstream Fund III, L.P.	5,026

$19,701
Congruent Credit Opportunities Funds
Congruent Credit Opportunities Fund II, LP	$8,488
Congruent Credit Opportunities Fund III, LP	14,246

$22,734
Freeport Fund Investments
Freeport First Lien Loan Fund III LP	$8,936
Freeport Financial SBIC Fund LP	1,375

$10,311
I-45 SLF LLC	$4,800
Dos Rios Partners
Dos Rios Partners, LP	$2,353
Dos Rios Partners—A, LP	747

$3,100
Brightwood Capital Fund III, LP	$3,750
EIG Fund Investments	$2,334
LKCM Headwater Investments I, L.P.	$2,500
Access Media Holdings, LLC	$518

Total equity commitments	$69,748
Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:
UniRush, LLC	$4,000
CapFusion, LLC	3,200
Barfly Ventures, LLC	2,756
Buca C, LLC	2,670
PT Network, LLC	2,621
Truck Bodies and Equipment International, Inc.	2,208

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Category / Company	Amount
Hojeij Branded Foods, LLC	2,028
Applied Products, Inc.	2,000
Mid-Columbia Lumber Products, LLC	2,000
LaMi Products, LLC	1,765
Arcus Hunting LLC	1,396
Messenger, LLC	1,323
Gamber-Johnson Holdings, LLC	1,200
Grace Hill, LLC	1,025
NRI Clinical Research, LLC	1,000
Lamb's Venture, LLC	861
Apex Linen Service, Inc.	800
Minute Key, Inc.	800
Mystic Logistics, Inc.	800
Energy & Exploration Partners, LLC	663
Jackmont Hospitality, Inc.	593
Vision Interests, Inc.	525
Insurance Technologies, LLC	522
UniTek Global Services, Inc.	483
BBB Tank Services, LLC	464
HW Temps LLC	400
Subsea Global Solutions, LLC	285
AccuMED Corp.	250
Garreco, LLC	200
Jensen Jewelers of Idaho, LLC	200

Total loan commitments	$39,038

Total commitments	$108,786

        Main Street will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents, the liquidation of Marketable securities and idle funds investments, and a combination of future debt and equity capital). Main Street follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. The Company had total unrealized depreciation of $0.1 million on the outstanding unfunded commitments as of September 30, 2016.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE N—RELATED PARTY TRANSACTIONS

        As discussed further in Note D, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of Main Street's Investment Portfolio. At September 30, 2016, Main Street had a receivable of approximately $2.2 million due from the External Investment Manager which included approximately $1.4 million related primarily to operating expenses incurred by MSCC or its subsidiaries required to support the External Investment Manager's business, along with dividends declared but not paid by the External Investment Manager of approximately $0.8 million.

        In November 2015, Main Street's board of directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the "2015 Deferred Compensation Plan"). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the board of directors in June 2013 (the "2013 Deferred Compensation Plan"). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors' fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of September 30, 2016, $2.0 million of compensation and directors' fees had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $1.7 million was deferred into phantom Main Street stock units, representing 55,753 shares of Main Street's common stock. Including phantom stock units issued through dividend reinvestment, the phantom stock units outstanding as of September 30, 2016 represented 63,257 shares of Main Street's common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the consolidated statement of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but are included in operating expenses and weighted average shares outstanding on Main Street's consolidated statement of operations as earned.

NOTE O—SUBSEQUENT EVENTS

        In October 2016, Main Street declared a semi-annual supplemental cash dividend of $0.275 per share payable in December 2016. This supplemental cash dividend is in addition to the previously announced regular monthly cash dividends that Main Street declared for the fourth quarter of 2016 of $0.185 per share for each of October, November and December 2016.

        In November 2016, Main Street declared regular monthly dividends of $0.185 per share for each month of January, February and March of 2017. These regular monthly dividends equal a total of $0.555 per share for the first quarter of 2017 and represent a 2.8% increase from the regular monthly dividends declared for the first quarter of 2016. Including the semi-annual supplemental dividend declared for December 2016 and the regular monthly dividends declared for the first quarter of 2017, Main Street will have paid $19.160 per share in cumulative dividends since its October 2007 initial public offering.

        In October 2016, Main Street amended its Credit Facility to extend the maturity by one year to September 2021. The Credit Facility includes total commitments of $555.0 million from a diversified group of fourteen lenders and also contains an accordion feature which allows Main Street to increase the total commitments under the facility to up to $750.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments In and Advances to Affiliates
Nine Months Ended September 30, 2016
(dollars in thousands)
(Unaudited)

Company	Investment(1)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2015 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2016 Fair Value
Control Investments
Majority-owned investments
Café Brazil, LLC	Member Units	416	7,330	—	760	6,570

CMS Minerals LLC	Member Units	101	—	4,083	190	3,893
	Preferred Member Units	1,172	6,914	—	3,543	3,371

Gamber-Johnson Holdings, LLC	LIBOR Plus 11.00% (Floor 1.00%)	884	—	19,798	—	19,798
	Member Units	354	—	12,124	—	12,124

GRT Rubber Technologies LLC	LIBOR Plus 9.00% (Floor 1.00%)	1,118	15,988	134	2,638	13,484
	Member Units	335	15,580	2,450	—	18,030

Hydratec, Inc.	Common Stock	1,270	14,950	810	—	15,760

IDX Broker, LLC	12.5% Secured Debt	1,099	11,350	16	116	11,250
	Member Units	68	6,440	250	—	6,690

Jensen Jewelers of Idaho, LLC	Prime Plus 6.75% (Floor 2.00%)	359	4,055	522	372	4,205
	Member Units	159	4,750	—	100	4,650

Lamb's Venture, LLC	LIBOR Plus 5.75%	7	—	352	213	139
	11% Secured Debt	653	7,962	—	227	7,735
	Preferred Equity	—	328	72	—	400
	Member Units	50	4,690	1,190	—	5,880
	9.5% Secured Debt	65	919	—	37	882
	Member Units	45	1,240	380	—	1,620

Lighting Unlimited, LLC	8% Secured Debt	92	1,514	—	—	1,514
	Preferred Equity	—	430	—	—	430
	Warrants	—	40	—	30	10
	Member Units	(81)	350	—	270	80

Mid-Columbia Lumber	10% Secured Debt	133	1,750	—	—	1,750
Products, LLC	12% Secured Debt	356	3,900	—	—	3,900
	Member Units	4	2,580	—	280	2,300
	9.5% Secured Debt	62	881	—	34	847
	Member Units	16	550	50	—	600

MSC Adviser I, LLC	Member Units	2,110	27,272	2,861	—	30,133

Mystic Logistics Holdings, LLC	12% Secured Debt	892	9,448	32	304	9,176
	Common Stock	—	5,970	—	820	5,150

NRP Jones, LLC	6% Current / 6% PIK Secured Debt	1,426	12,948	683	—	13,631
	Warrants	—	450	—	320	130
	Member Units	—	1,480	—	1,070	410

PPL RVs, Inc.	11.1% Secured Debt	820	9,710	—	—	9,710
	Common Stock	261	9,770	2,010	—	11,780

Principle Environmental, LLC	12% Secured Debt	392	4,060	21	21	4,060
	12% Current / 2% PIK Secured Debt	354	3,310	52	1	3,361
	Preferred Member Units	—	6,060	—	1,460	4,600
	Warrants	—	310	—	290	20

Quality Lease Service, LLC	8% PIK Secured Debt	392	6,538	391	—	6,929
	Member Units	—	2,638	250	—	2,888

Southern RV, LLC	13% Secured Debt	157	11,400	104	11,504	—
	Member Units	957	15,100	—	15,100	—
	13% Secured Debt	45	3,250	30	3,280	—
	Member Units	—	1,200	—	1,200	—

Company	Investment(1)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2015 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2016 Fair Value
The MPI Group, LLC	9% Secured Debt	202	2,921	1	—	2,922
	Series A Preferred Units	—	690	—	330	360
	Warrants	—	—	—	—	—
	Member Units	95	2,230	70	—	2,300

Travis Acquisition LLC	12% Secured Debt	340	3,513	43	3,556	—
	Member Units	2,812	14,480	—	14,480	—

Uvalco Supply, LLC	9% Secured Debt	77	1,314	—	328	986
	Member Units	140	5,460	—	600	4,860

Vision Interests, Inc.	13% Secured Debt	312	3,052	15	182	2,885
	Series A Preferred Stock	—	3,550	—	180	3,370
	Common Stock	—	210	—	70	140

Ziegler's NYPD, LLC	6.5% Secured Debt	51	992	1	—	993
	12% Secured Debt	37	500	—	200	300
	14% Secured Debt	293	2,750	—	—	2,750
	Warrants	—	50	170	—	220
	Preferred Member Units	—	3,400	300	—	3,700

Other controlled investments
Access Media Holdings, LLC	5.00% Current / 5.00% PIK Secured Debt	$1,689	20,380	$826	$1,486	$19,720
	Preferred Member Units	—	2,000	1,732	3,482	250
	Member Units	—	—	—	—	—

AmeriTech College, LLC	10% Secured Debt	76	1,003	1	—	1,004
	10% Secured Debt	230	3,025	—	—	3,025
	Preferred Member Units	86	2,291	—	—	2,291

ASC Interests, LLC	11% Secured Debt	205	2,500	10	260	2,250
	Member Units	65	2,230	450	—	2,680

Bond-Coat, Inc.	12% Secured Debt	1,085	11,596	17	17	11,596
	Common Stock	—	9,140	—	4,050	5,090

CBT Nuggets, LLC	Member Units	6,225	42,120	10,680	—	52,800

Datacom, LLC	8% Secured Debt	33	—	900	—	900
	5.25% Current / 5.25% PIK Secured Debt	878	10,970	369	451	10,888
	Class A Preferred Member Units	—	1,181	137	—	1,318
	Class B Preferred Member Units	—	5,079	—	3,310	1,769

Garreco, LLC	14% Secured Debt	636	5,739	22	250	5,511
	Member Units	5	1,270	—	120	1,150

Gulf Manufacturing, LLC	9% PIK Secured Debt	53	777	—	—	777
	Member Units	—	13,770	—	5,000	8,770

Gulf Publishing Holdings, LLC	12.5% Secured Debt	645	—	9,907	—	9,907
	Member Units	62	—	3,124	—	3,124

Harrison Hydra-Gen, Ltd.	9% Secured Debt	9	5,010	—	5,010	—
	Preferred Stock	2	1,361	2	1,363	—
	Common Stock	137	2,600	740	—	3,340

Hawthorne Customs and	Member Units	—	460	—	180	280
Dispatch Services, LLC	Member Units	141	2,220	—	180	2,040

HW Temps LLC	LIBOR Plus 9.50% (Floor 1.00%)	814	9,884	412	—	10,296
	Preferred Member Units	354	3,942	418	—	4,360

Indianapolis Aviation	15% Secured Debt	417	3,100	5	5	3,100
Partners, LLC	Warrants	—	2,540	109	—	2,649

Marine Shelters Holdings, LLC	12% PIK Secured Debt	886	8,870	939	430	9,379
(LoneStar Marine Shelters)	Preferred Member Units	—	4,881	—	3,975	906

MH Corbin Holding LLC	10% Secured Debt	1,062	13,869	21	525	13,365
	Preferred Member Units	105	6,000	—	—	6,000

NAPCO Precast, LLC	Prime Plus 2.00% (Floor 7.00%)	219	4,005	—	1,292	2,713
	18% Secured Debt	609	4,924	—	972	3,952
	Member Units	645	8,590	2,080	—	10,670

Company	Investment(1)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2015 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2016 Fair Value
NRI Clinical Research, LLC	14% Secured Debt	519	4,539	79	108	4,510
	Warrants	—	340	310	—	650
	Member Units	—	1,342	979	—	2,321

OMi Holdings, Inc.	Common Stock	—	13,640	750	—	14,390

Pegasus Research Group, LLC (Televerde)	Member Units	339	6,840	1,780	—	8,620

River Aggregates, LLC	Zero Coupon Secured Debt	52	556	53	—	609
	Member Units	345	3,830	770	—	4,600
	Member Units	—	2,360	150	—	2,510

SoftTouch Medical	LIBOR Plus 9.00% (Floor 1.00%)	606	8,010	65	850	7,225
Holdings LLC	Member Units	262	5,710	2,960	—	8,670

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period		—	—	—	—	—

		$40,398	555,011	$90,062	$97,422	$547,651

Affiliate Investments
AFG Capital Group, LLC	11% Secured Debt	$1,313	$12,790	$349	$13,139	$—
	Warrants	—	490	130	—	620
	Member Units	—	2,020	510	—	2,530

Barfly Ventures, LLC	12% Secured Debt	862	4,042	1,813	94	5,761
	Options	—	—	420	—	420
	Warrants	—	473	—	233	240

BBB Tank Services, LLC	LIBOR Plus 7.50% (Floor 1.00%)	6	—	332	—	332
	12% Current / 1% PIK Secured Debt	298	—	3,982	—	3,982
	Member Units	—	—	800	—	800

Boss Industries, LLC	Preferred Member Units	199	2,586	133	113	2,606

Bridge Capital Solutions	13% Secured Debt	984	6,890	5,660	7,000	5,550
Corporation	Warrants	—	1,300	2,012	—	3,312
	13% Secured Debt	40	—	990	—	990
	Preferred Member Units	19	—	1,000	—	1,000

Buca C, LLC	LIBOR Plus 7.25% (Floor 1.00%)	1,595	25,299	231	3,159	22,371
	Preferred Member Units	168	3,711	1,888	—	5,599

CAI Software LLC	12% Secured Debt	391	4,661	12	893	3,780
	Member Units	69	1,000	1,150	—	2,150

CapFusion, LLC	13% Secured Debt	1,003	—	11,566	—	11,566
	Warrants	—	—	1,200	—	1,200

Chandler Signs Holdings, LLC	12% Secured Debt	456	—	4,500	—	4,500
	Class A Units	82	—	2,950	—	2,950

Condit Exhibits, LLC	Member Units	130	1,010	770	—	1,780

Congruent Credit Opportunities	LP Interests (Fund II)	400	2,834	—	1,395	1,439
Funds	LP Interests (Fund III)	730	12,024	3,952	—	15,976

Daseke, Inc.	12% Current / 2.5% PIK Secured Debt	2,427	21,253	468	61	21,660
	Common Stock	—	22,660	—	1,020	21,640

Dos Rios Partners	LP Interests (Fund)	—	2,031	2,133	43	4,121
	LP Interests (Fund A)	—	648	677	134	1,191

Dos Rios Stone Products LLC	Class A Units	51	—	2,000	—	2,000

East Teak Fine Hardwoods, Inc.	Common Stock	37	860	—	—	860

East West Copolymer &	12% Secured Debt	949	9,463	71	—	9,534
Rubber, LLC	Warrants	—	50	—	—	50

EIG Fund Investments	LP Interests	225	718	2,070	—	2,788

EIG Traverse Co-Investment, L.P.	LP Interests	895	4,755	5,272	—	10,027

Freeport Financial Funds	LP Interests (Fund)	296	6,045	—	425	5,620
	LP Interests (Fund III)	357	2,077	1,487	—	3,564

Company	Investment(1)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2015 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2016 Fair Value
Gault Financial, LLC (RMB	10% Secured Debt	1,156	10,930	123	—	11,053
Capital, LLC)	Warrants	—	—	—	—	—

Glowpoint, Inc.	8% Secured Debt	17	397	1	398	—
	12% Secured Debt	843	8,929	17	2,307	6,639
	Common Stock	—	3,840	—	1,680	2,160

Guerdon Modular Holdings, Inc.	LIBOR Plus 8.50% (Floor 1.00%)	20	(15)	975	960	—
	9% Current / 4% PIK Secured Debt	1,080	10,295	181	—	10,476
	Preferred Stock	—	—	1,140	—	1,140
	Common Stock	—	1,990	—	1,910	80

Houston Plating and Coatings, LLC	Member Units	(23)	8,440	433	4,493	4,380

I-45 SLF LLC	Member units	1,196	7,200	5,386	—	12,586

Indianhead Pipeline	12% Secured Debt	609	5,853	95	675	5,273
Services, LLC	Preferred Member Units	31	2,302	368	—	2,670
	Warrants	—	—	—	—	—
	Member Units	—	—	—	—	—

KBK Industries, LLC	10% Secured Debt	23	—	1,000	300	700
	12.5% Secured Debt	572	5,900	11	25	5,886
	Member Units	(8)	3,680	—	590	3,090

L.F. Manufacturing Holdings, LLC	Member Units	—	1,485	—	105	1,380

MPS Denver, LLC	Member Units	—	1,130	124	1,254	—

OnAsset Intelligence, Inc.	12% PIK Secured Debt	378	4,006	378	—	4,384
	Preferred Stock	—	1,380	—	1,380	—
	Warrants	—	—	—	—	—

OPI International Ltd.	10% Unsecured Debt	36	473	—	—	473
	Common Stock	—	3,200	—	—	3,200

PCI Holding Company, Inc.	12% Secured Debt	946	—	13,000	—	13,000
	Preferred Stock	450	4,887	450	297	5,040

Radial Drilling Services Inc.	12% Secured Debt	20	1,500	2,461	3,961	—
	Warrants	—	—	758	758	—

Rocaceia, LLC (Quality Lease	12% Secured Debt	—	250	—	—	250
and Rental Holdings, LLC)	Preferred Member Units	—	—	—	—	—

Samba Holdings, Inc.	12.5% Secured Debt	1,100	24,662	110	24,772	—
	Common Stock	—	30,220	—	30,220	—

Tin Roof Acquisition Company	12% Secured Debt	1,304	13,807	45	313	13,539
	Class C Preferred Stock	193	2,477	193	—	2,670

UniTek Global Services, Inc.	LIBOR Plus 7.50% (Floor 1.00%)	192	2,812	1	—	2,813
	LIBOR Plus 8.50% (Floor 1.00%)	86	1,255	7	447	815
	15% PIK Unsecured Debt	82	638	76	—	714
	Preferred Stock	495	5,540	660	—	6,200
	Common Stock	—	—	2,580	—	2,580

Universal Wellhead Services Holdings, LLC	Class A Preferred Units	—	3,000	—	1,840	1,160

Valley Healthcare Group, LLC	LIBOR Plus 12.50% (Floor 0.50%)	1,069	10,297	425	100	10,622
	Preferred Member Units	—	—	1,600	—	1,600

Volusion, LLC	10.5% Secured Debt	1,591	16,199	192	—	16,391
	Preferred Member Units	—	14,000	—	—	14,000
	Warrants	—	1,400	—	—	1,400

Company	Investment(1)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2015 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2016 Fair Value
Other
Amounts related to investments transferred to or from other 1940 Act classification during the period		(345)	(15,530)	—	—	—

		$27,095	$350,519	$93,318	$106,494	$352,873

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

        MSCC was formed in March 2007 to operate as an internally managed business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). MSCC wholly owns several investment funds, including Main Street Mezzanine Fund, LP ("MSMF"), Main Street Capital II, LP ("MSC II") and Main Street Capital III, LP ("MSC III" and, collectively with MSMF and MSC II, the "Funds"), and each of their general partners. The Funds are each licensed as a Small Business Investment Company ("SBIC") by the United States Small Business Administration ("SBA"). Because MSCC is internally managed, all of the executive officers and other employees are employed by MSCC. Therefore, MSCC does not pay any external investment advisory fees but instead directly incurs the operating costs associated with employing investment and portfolio management professionals.

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

        The following tables provide a summary of our investments in the LMM, Middle Market and Private Loan portfolios as of September 30, 2016 and December 31, 2015 (this information excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of September 30, 2016
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	71	81	45
Fair value	$829.7	$627.9	$337.7
Cost	$703.6	$658.0	$353.8
% of portfolio at cost—debt	68.8%	97.5%	94.3%
% of portfolio at cost—equity	31.2%	2.5%	5.7%
% of debt investments at cost secured by first priority lien	91.5%	87.6%	87.6%
Weighted-average annual effective yield(b)	12.5%	8.4%	9.6%
Average EBITDA(c)	$6.2	$101.6	$21.1

(a)
At September 30, 2016, we had equity ownership in approximately 99% of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 36%.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of September 30, 2016, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares of our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including five LMM portfolio companies, three Middle Market portfolio companies and three Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies.

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

        As of September 30, 2016, we had Other Portfolio investments in ten companies, collectively totaling approximately $94.8 million in fair value and approximately $101.3 million in cost basis and which comprised 4.9% of our Investment Portfolio (as defined in "—Critical Accounting Policies—Basis of Presentation" below) at fair value. As of December 31, 2015, we had Other Portfolio investments in ten companies, collectively totaling approximately $74.8 million in fair value and approximately $75.2 million in cost basis and which comprised approximately 4.2% of our Investment Portfolio at fair value.

        As previously discussed, the External Investment Manager is a wholly owned subsidiary that is treated as a portfolio investment. As of September 30, 2016, there was no cost basis in this investment and the investment had a fair value of $30.1 million, which comprised 1.6% of our Investment Portfolio at fair value. As of December 31, 2015, there was no cost basis in this investment and the investment had a fair value of $27.3 million, which comprised 1.5% of our Investment Portfolio at fair value.

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

        Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio. For the three months ended September 30, 2016, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.5% on an annualized basis, compared to 1.3% on an annualized basis for the three months ended September 30, 2015. For the nine months ended September 30, 2016, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.4% on an annualized basis, which is consistent with the ratio on an annualized basis for the nine months ended September 30, 2015 and for the year ended December 31, 2015.

        During May 2012, we entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income, a non-publicly traded BDC, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow us to own a registered investment adviser, we assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on our ability to meet the source-of-income requirement necessary for us to maintain our RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. Based upon several fee waiver agreements with HMS Income and HMS Adviser, the External Investment Manager did not begin accruing the base management fee and incentive fees, if any, until January 1, 2014. The External Investment Manager has conditionally agreed to waive a limited amount of the incentive fees otherwise earned. During the three months ended September 30, 2016 and 2015, the External Investment Manager earned $2.5 million and $2.1 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser. During the nine months ended September 30, 2016 and 2015, the External Investment Manager earned $7.1 million and $5.5 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser.

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

CRITICAL ACCOUNTING POLICIES

  Basis of Presentation

        Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For each of the periods presented herein, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of our investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments, and the investment in the External Investment Manager, but excludes all "Marketable securities and idle funds investments". "Marketable securities and idle funds investments" are classified as financial instruments and are reported separately on our consolidated balance sheets and consolidated schedules of investments due to the nature of such investments. Our results of operations for the three and nine months ended September 30, 2016 and 2015, cash flows for the nine months ended September 30, 2016 and 2015, and financial position as of September 30, 2016 and December 31, 2015, are presented on a consolidated basis. The effects of all intercompany transactions between us and our consolidated subsidiaries have been eliminated in consolidation.

        Our accompanying unaudited consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

  Investment Portfolio Valuation

        The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. As of both September 30, 2016 and December 31, 2015, our Investment Portfolio valued at fair value represented approximately 96% of our total assets. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See "Note B.1.—Valuation of the Investment Portfolio" in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

        Our Board of Directors has the final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our Investment Portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our Investment Portfolio as of September 30, 2016 and December 31, 2015 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

  Payment-in-Kind ("PIK") Interest and Cumulative Dividends

        We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended September 30, 2016 and 2015, (i) approximately 4.0% and 2.2%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.8% and 1.2%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash. For the nine months ended September 30, 2016 and 2015, (i) approximately 3.7% and 2.1%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.1% and 1.0%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.

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

        Our external asset management business is conducted through the External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. We have entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with HMS Income. Through this agreement, we share employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. In the first quarter of 2014, we began allocating costs to the External Investment Manager pursuant to the sharing agreement. Our total expenses for the three months ended September 30, 2016 and 2015 are net of expenses allocated to the External Investment Manager of $1.2 million and $1.1 million, respectively. Our total expenses for the nine months ended September 30, 2016 and 2015 are net of expenses allocated to the External Investment Manager of $3.7 million and $3.1 million, respectively. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses allocated to the External Investment Manager and dividend income from the External Investment Manager. For the three months ended September 30, 2016 and 2015, the total contribution to our net investment income was $2.0 million and $1.8 million, respectively. For the nine months ended September 30, 2016 and 2015, the total contribution to our net investment income was $5.8 million and $4.7 million, respectively.

        The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments as of September 30, 2016 and December 31, 2015 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	September 30, 2016	December 31, 2015
First lien debt	75.6%	75.8%
Equity	13.9%	13.5%
Second lien debt	8.5%	8.7%
Equity warrants	1.0%	0.9%
Other	1.0%	1.1%

	100.0%	100.0%

Fair Value:	September 30, 2016	December 31, 2015
First lien debt	68.3%	66.1%
Equity	22.0%	24.9%
Second lien debt	8.0%	7.7%
Equity warrants	0.8%	0.6%
Other	0.9%	0.7%

	100.0%	100.0%

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

        The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of September 30, 2016 and December 31, 2015:

	As of September 30, 2016		As of December 31, 2015
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
		(dollars in thousands)
1	$247,888	29.8%	$332,606	38.6%
2	192,089	23.2%	143,268	16.6%
3	294,020	35.4%	277,160	32.1%
4	91,061	11.0%	107,926	12.5%
5	4,634	0.6%	1,750	0.2%

Total	$829,692	100.0%	$862,710	100.0%

        Based upon our investment rating system, the weighted-average rating of our LMM portfolio was approximately 2.3 as of September 30, 2016 and 2.2 as of December 31, 2015.

        As of September 30, 2016, our total Investment Portfolio had five investments on non-accrual status, which comprised approximately 0.4% of its fair value and 2.8% of its cost. As of December 31, 2015, our total Investment Portfolio had six investments on non-accrual status, which comprised approximately 0.4% of its fair value and 3.7% of its cost.

        The operating results of our portfolio companies are impacted by changes in the broader fundamentals of the United States economy. In the event that the United States economy contracts, it is likely that the financial results of small-to mid-sized companies, like those in which we invest, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements and to an increase in defaults on our debt investments and to difficulty in maintaining historical dividend payment rates on our equity investments. Consequently, we can provide no assurance that the performance of certain portfolio companies will not be negatively impacted by economic cycles or other conditions, which could also have a negative impact on our future results.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

  Comparison of the three months ended September 30, 2016 and September 30, 2015

	Three Months Ended September 30,		Net Change
	2016	2015	Amount	%
	(dollars in thousands)
Total investment income	$46,599	$42,608	$3,991	9%
Total expenses	(16,042)	(14,747)	(1,295)	9%

Net investment income	30,557	27,861	2,696	10%
Net realized gain (loss) from investments	4,286	(1,343)	5,629
Net change in net unrealized appreciation (depreciation) from:
Portfolio investments	8,376	(8,389)	16,765
SBIC debentures and marketable securities and idle funds	(566)	(698)	132

Total net change in net unrealized appreciation (depreciation)	7,810	(9,087)	16,897
Income tax benefit	528	3,237	(2,709)

Net increase in net assets resulting from operations	$43,181	$20,668	$22,513	109%

	Three Months Ended September 30,		Net Change
	2016	2015	Amount	%
	(dollars in thousands, except per share amounts)
Net investment income	$30,557	$27,861	$2,696	10%
Share-based compensation expense	2,137	1,651	486	29%

Distributable net investment income(a)	$32,694	$29,512	$3,182	11%

Distributable net investment income per share—Basic and diluted(a)	$0.62	$0.59	$0.03	5%

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

  Investment Income

        For the three months ended September 30, 2016, total investment income was $46.6 million, a 9% increase over the $42.6 million of total investment income for the corresponding period of 2015. This comparable period increase was principally attributable to (i) a $1.4 million increase in interest income primarily related to higher average levels of portfolio debt investments and (ii) a $2.8 million increase in dividend income from Investment Portfolio equity investments. The $4.0 million increase in total investment income in the three months ended September 30, 2016 includes the impact of an increase of $0.3 million primarily related to higher accelerated prepayment and repricing activity for certain Investment Portfolio debt investments when compared to the same period in 2015 and an increase of $1.7 million related to dividend income activity from portfolio companies that is considered to be less consistent on a recurring basis or non-recurring during the period when compared to the same period in 2015.

  Expenses

        For the three months ended September 30, 2016, total expenses increased to $16.0 million from $14.7 million for the corresponding period of 2015. This comparable period increase in operating expenses was principally attributable to (i) a $0.6 million increase in compensation expense related to increases in the number of personnel, base compensation levels and incentive compensation accruals, (ii) a $0.5 million increase in share-based compensation expense and (iii) a $0.3 million increase in interest expense, primarily due to an increase in interest expense on the Credit Facility in the three months ended September 30, 2016, with these increases partially offset by a $0.1 million increase in the expenses allocated to the External Investment Manager (see further discussion in "Overview"), in each case when compared to the same period in the prior year. For the three months ended September 30, 2016, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.5% on an annualized basis, compared to 1.3% on an annualized basis for the three months ended September 30, 2015 and 1.4% for the year ended December 31, 2015.

  Net Investment Income

        Net investment income for the three months ended September 30, 2016 was $30.6 million, or a 10% increase, compared to net investment income of $27.9 million for the corresponding period of 2015. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses as discussed above.

  Distributable Net Investment Income

        For the three months ended September 30, 2016, distributable net investment income increased 11% to $32.7 million, or $0.62 per share, compared with $29.5 million, or $0.59 per share, in the corresponding period of 2015. The increase in distributable net investment income was primarily due to the higher level of total investment income, partially offset by higher operating expenses as discussed above. Distributable net investment income on a per share basis for the three months ended September 30, 2016 reflects (i) an increase of approximately $0.01 per share from the comparable period in 2015 attributable to the net increase in the comparable levels of accelerated prepayment and repricing activity for certain Investment Portfolio debt investments, (ii) an increase of approximately $0.03 per share from the comparable period in 2015 attributable to the increase in dividend income that is considered to be less consistent on a recurring basis or non-recurring and (iii) a greater number of average shares outstanding compared to the corresponding period in 2015 primarily due to shares issued through the ATM Program (as defined in "—Liquidity and Capital Resources—Capital Resources" below) and shares issued pursuant to our restricted stock plan and dividend reinvestment plan.

  Net Increase in Net Assets Resulting from Operations

        The net increase in net assets resulting from operations during the three months ended September 30, 2016 was $43.2 million, or $0.82 per share, compared with $20.7 million, or $0.41 per share, during the three months ended September 30, 2015. This $22.5 million increase from the same period in the prior year period was primarily the result of (i) a $16.9 million increase in net change in unrealized appreciation (depreciation) from net unrealized depreciation of $9.1 million for the three months ended September 30, 2015 to net unrealized appreciation of $7.8 million for the three months ended September 30, 2016, (ii) a $5.6 million increase in the net realized gain (loss) from investments from a net realized loss of $1.3 million during the three months ended September 30, 2015 to a net realized gain of $4.3 million for the three months ended September 30, 2016 and (iii) a $2.7 million increase in net investment income as discussed above, partially offset by a $2.7 million decrease in the income tax benefit for the three months ended September 30, 2016. The net realized gain of $4.3 million for the three months ended September 30, 2016 was primarily the result of (i) the net realized gain on the exit of three LMM investments totaling $13.2 million and (ii) the net realized gain of $1.2 million due to activity in our Other Portfolio, partially offset by (i) the realized loss of $7.3 million on the exit of a Private Loan investment and (ii) the realized loss of $2.6 million related to the restructuring of a Middle Market investment.

        The following table provides a summary of the total net unrealized appreciation of $7.8 million for the three months ended September 30, 2016:

	Three Months Ended September 30, 2016
	LMM(a)	Middle Market	Private Loan	Other(b)	Total
	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains)/losses recognized during period	$(10.2)	$2.6	$7.3	$(1.2)	$(1.5)
Net unrealized appreciation (depreciation) relating to portfolio investments	(3.3)	6.7	0.5	6.0	9.9

Total net change in unrealized appreciation (depreciation) relating to portfolio investments	$(13.5)	$9.3	$7.8	$4.8	$8.4

Net unrealized appreciation relating to marketable securities					0.2
Unrealized depreciation relating to SBIC debentures(c)					(0.8)

Total net change in unrealized appreciation (depreciation)					$7.8

(a)
LMM includes unrealized appreciation on 20 LMM portfolio investments and unrealized depreciation on 18 LMM portfolio investments.

(b)
Other includes $3.2 million of unrealized appreciation relating to the External Investment Manager and $2.8 million of net unrealized appreciation relating to the Other Portfolio.

(c)
Relates to unrealized appreciation on the SBIC debentures issued by our wholly-owned subsidiary MSC II which are accounted for on a fair value basis.

        The income tax benefit for the three months ended September 30, 2016 of $0.5 million consisted of a deferred tax benefit of $1.4 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences, partially offset by $0.9 million of other current tax expense primarily related to an accrual for excise tax on our estimated undistributed taxable income.

  Comparison of the nine months ended September 30, 2016 and September 30, 2015

	Nine Months Ended September 30,		Net Change
	2016	2015	Amount	%
	(dollars in thousands)
Total investment income	$131,508	$121,096	$10,412	9%
Total expenses	(46,137)	(42,540)	(3,597)	8%

Net investment income	85,371	78,556	6,815	9%
Net realized gain (loss) from investments	33,347	(9,037)	42,384
Net change in net unrealized appreciation (depreciation) from:
Portfolio investments	(29,738)	21,716	(51,454)
SBIC debentures and marketable securities and idle funds	909	(1,344)	2,253

Total net change in net unrealized appreciation (depreciation)	(28,829)	20,372	(49,201)
Income tax benefit	1,018	7,004	(5,986)

Net increase in net assets resulting from operations	$90,907	$96,895	$(5,988)	(6)%

	Nine Months Ended September 30,		Net Change
	2016	2015	Amount	%
	(dollars in thousands, except per share amounts)
Net investment income	$85,371	$78,556	$6,815	9%
Share-based compensation expense	5,977	4,592	1,385	30%

Distributable net investment income(a)	$91,348	$83,148	$8,200	10%

Distributable net investment income per share—Basic and diluted(a)	$1.77	$1.71	$0.06	4%

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

  Investment Income

        For the nine months ended September 30, 2016, total investment income was $131.5 million, a 9% increase over the $121.1 million of total investment income for the corresponding period of 2015. This comparable period increase was principally attributable to (i) a $4.2 million increase in interest income primarily related to higher average levels of portfolio debt investments and (ii) a $7.7 million increase in dividend income from Investment Portfolio equity investments, partially offset by (i) a $0.8 million decrease in fee income and (ii) a $0.7 million decrease in investment income from Marketable securities and idle funds investments. The $10.4 million increase in total investment income in the nine months ended September 30, 2016 includes an increase of $1.7 million related to dividend income activity from portfolio companies that is considered to be less consistent on a recurring basis or non-recurring during the period when compared to the same period in 2015 and the impact of a decrease of $0.9 million primarily related to lower accelerated prepayment and repricing activity for certain Investment Portfolio debt investments when compared to the same period in 2015.

  Expenses

        For the nine months ended September 30, 2016, total expenses increased to $46.1 million from $42.5 million for the corresponding period of 2015. This comparable period increase in operating expenses was principally attributable to (i) a $1.4 million increase in share-based compensation expense, (ii) a $1.3 million increase in interest expense, primarily due to an increase in interest expense on the Credit Facility generally due to the higher average balance outstanding in the nine months ended September 30, 2016, (iii) a $1.0 million increase in compensation expense related to increases in the number of personnel, base compensation levels and incentive compensation accruals and (iv) a $0.5 million increase in general and administrative expenses, with these increases partially offset by a $0.6 million increase in the expenses allocated to the External Investment Manager, in each case when compared to the same period in the prior year. For the nine months ended September 30, 2016, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.4% on an annualized basis, which is consistent with the ratio on an annualized basis for the nine months ended September 30, 2015 and for the year ended December 31, 2015.

  Net Investment Income

        Net investment income for the nine months ended September 30, 2016 was $85.4 million, or a 9% increase, compared to net investment income of $78.6 million for the corresponding period of 2015. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses as discussed above.

  Distributable Net Investment Income

        For the nine months ended September 30, 2016, distributable net investment income increased 10% to $91.3 million, or $1.77 per share, compared with $83.1 million, or $1.71 per share, in the corresponding period of 2015. The increase in distributable net investment income was primarily due to the higher level of total investment income, partially offset by higher operating expenses both as discussed above. Distributable net investment income on a per share basis for the nine months ended September 30, 2016 reflects (i) a decrease of approximately $0.02 per share from the comparable period in 2015 attributable to the net decrease in the comparable levels of accelerated prepayment and repricing activity for certain Investment Portfolio debt investments, (ii) an increase of approximately $0.03 per share from the comparable period in 2015 attributable to the increase in dividend income that is considered to be less consistent on a recurring basis or non-recurring and (iii) a greater number of average shares outstanding compared to the corresponding period in 2015 primarily due to the March 2015 equity offering, shares issued through the ATM Program and shares issued pursuant to our restricted stock plan and dividend reinvestment plan.

  Net Increase in Net Assets Resulting from Operations

        The net increase in net assets resulting from operations during the nine months ended September 30, 2016 was $90.9 million, or $1.76 per share, compared with $96.9 million, or $1.99 per share, during the nine months ended September 30, 2015. This $6.0 million decrease from the same period in the prior year period was primarily the result of (i) a $49.2 million decrease in net change in unrealized appreciation (depreciation) from net unrealized appreciation of $20.4 million for the nine months ended September 30, 2015 to net unrealized depreciation of $28.8 million for the nine months ended September 30, 2016 and (ii) a $6.0 million decrease in the income tax benefit from the same period in the prior year, partially offset by (i) a $6.8 million increase in net investment income as discussed above and (ii) a $42.4 million increase in the net realized gain (loss) from investments from a net realized loss of $9.0 million during the nine months ended September 30, 2015 to a net realized gain of $33.3 million for the nine months ended September 30, 2016. The net realized gain of $33.3 million for the nine months ended September 30, 2016 was primarily the result of (i) the net realized gain of $56.3 million on the exit five LMM investments and (ii) the net realized gain of $2.8 million due to activity in our Other Portfolio, partially offset by (i) the net realized loss of $9.6 million on the exit of three Private Loan investments, (ii) the net realized loss of $10.0 million related to the restructuring of three Middle Market investments, (iii) the net realized loss of $4.7 million on the exit of two Middle Market investments and (iv) the net realized loss of $1.6 million on the exit of a Marketable securities and idle funds investment.

        The following table provides a summary of the total net unrealized depreciation of $28.8 million for the nine months ended September 30, 2016:

	Nine Months Ended September 30, 2016
	LMM(a)	Middle Market	Private Loan	Other(b)	Total
	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains)/losses recognized during period	$(52.9)	$18.7	$9.5	$(2.7)	$(27.4)
Net change in unrealized appreciation (depreciation) relating to portfolio investments	1.9	1.5	(5.3)	(0.4)	(2.3)

Total net change in unrealized appreciation (depreciation) relating to portfolio investments	$(51.0)	$20.2	$4.2	$(3.1)	$(29.7)

Net change in unrealized appreciation relating to marketable securities					1.7
Unrealized depreciation relating to SBIC debentures(c)					(0.8)

Total net change in unrealized appreciation (depreciation)					$(28.8)

(a)
LMM includes unrealized appreciation on 29 LMM portfolio investments and unrealized depreciation on 26 LMM portfolio investments.

(b)
Other includes $3.3 million of net unrealized depreciation relating to the Other Portfolio offset by $2.9 million of unrealized appreciation relating to the External Investment Manager.

(c)
Relates to unrealized depreciation on the SBIC debentures held by MSC II which are accounted for on a fair value basis.

        The income tax benefit for the nine months ended September 30, 2016 of $1.0 million principally consisted of a deferred tax benefit of $3.4 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences, partially offset by other current tax expense related to (i) a $2.1 million accrual for excise tax on our estimated undistributed taxable income and (ii) other current tax expense of $0.3 million related to accruals for U.S. federal and state income taxes.

  Liquidity and Capital Resources

  Cash Flows

        For the nine months ended September 30, 2016, we experienced a net increase in cash and cash equivalents in the amount of $11.5 million, which is the result of $9.4 million of cash provided by our operating activities and $2.0 million of cash provided by financing activities.

        During the period, we generated $9.4 million of cash from our operating activities, which resulted primarily from (i) cash flows we generated from the operating profits earned through our operating activities totaling $79.7 million, which is our $91.3 million of distributable net investment income, excluding the non-cash effects of the accretion of unearned income of $7.1 million, payment-in-kind interest income of $4.9 million, cumulative dividends of $1.5 million and the amortization expense for deferred financing costs of $1.9 million, (ii) cash uses totaling $423.5 million which primarily resulted from (a) the funding of new portfolio company investments and settlement of accruals for portfolio investments existing as of December 31, 2015, which collectively total $420.0 million, (b) $3.0 million related to decreases in payables and accruals and (c) $0.5 million from the purchase of Marketable securities and idle funds investments and (iii) cash proceeds totaling $353.2 million from (a) $347.9 million in cash proceeds from the sales and repayments of debt investments and sales of and return on capital of equity investments and (b) $4.3 million of cash proceeds from the sale of Marketable securities and idle funds investments and (c) decreases in other assets of $1.0 million.

        During the nine months ended September 30, 2016, $2.0 million in cash was provided by financing activities, which principally consisted of (i) $64.3 million in net cash proceeds from the ATM Program (described below), (ii) $22.0 million in net cash proceeds from the Credit Facility and (iii) $6.0 million in cash proceeds from issuance of SBIC debentures, partially offset by (i) $86.7 million in cash dividends paid to stockholders, (ii) $2.6 million for purchases of vested restricted stock from employees to satisfy their tax withholding requirements upon the vesting of such restricted stock and (iii) $1.0 million for payment of deferred loan costs, SBIC debenture fees and other costs.

  Capital Resources

        As of September 30, 2016, we had $31.8 million in cash and cash equivalents and $242.0 million of unused capacity under the Credit Facility, which we maintain to support our investment and operating activities. As of September 30, 2016, our net asset value totaled $1,144.4 million, or $21.62 per share.

        The Credit Facility, which provides additional liquidity to support our investment and operational activities, includes total commitments of $555.0 million from a diversified group of fourteen lenders and matures in September 2020. The Credit Facility also contains an accordion feature which allows us to increase the total commitments under the facility to up to $750.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

        Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis at a rate equal to the applicable LIBOR rate (0.53% as of September 30, 2016) plus (i) 1.875% (or the applicable base rate (Prime Rate of 3.50% as of September 30, 2016) plus 0.875%) as long as we maintain an investment grade rating and meet certain agreed upon excess collateral and maximum leverage requirements, (ii) 2.0% (or the applicable base rate plus 1.0%) if we maintain an investment grade rating but, do not meet certain excess collateral and maximum leverage requirements or (iii) 2.25% (or the applicable base rate plus 1.25%) if we do not maintain an investment grade rating. We pay unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio of at least 1.5 to 1.0 and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2020, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval. As of September 30, 2016, we had $313.0 million in borrowings outstanding under the Credit Facility, the interest rate on the Credit Facility was 2.4% and we were in compliance with all financial covenants of the Credit Facility.

        Due to each of the Funds' status as a licensed SBIC, we have the ability to issue, through the Funds, debentures guaranteed by the SBA at favorable interest rates and favorable terms and conditions. In addition, in December 2015, the 2016 omnibus spending bill approved by Congress and signed into law by the President increased the amount of SBA-guaranteed debentures that affiliated SBIC funds can have outstanding from $225.0 million to $350.0 million. This new legislation allows us to issue additional SBIC debentures, subject to SBA approval, above the $225.0 million that we had outstanding prior to the legislation. In August 2016, we received a license from the SBA to form and operate a third SBIC, which at the time provided us with up to an additional $125.0 million of additional long-term, fixed interest rate debt capital through the issuance of SBA-guaranteed debentures. During September 2016, we issued $6.0 million of SBIC debentures, leaving $119.0 million of remaining capacity. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. On September 30, 2016, through our three wholly owned SBICs, we had $231.0 million of outstanding SBIC debentures guaranteed by the SBA, which bear a weighted-average annual fixed interest rate of approximately 4.1%, paid semi-annually, and mature ten years from issuance. The first maturity related to our SBIC debentures does not occur until 2017, and the weighted-average remaining duration is approximately 5.0 years as of September 30, 2016.

        In April 2013, we issued $92.0 million, including the underwriters' full exercise of their over-allotment option, in aggregate principal amount of the 6.125% Notes. The 6.125% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 6.125% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 6.125% Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at our option on or after April 1, 2018. We may from time to time repurchase 6.125% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of September 30, 2016, the outstanding balance of the 6.125% Notes was $90.7 million.

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

        In November 2014, we issued $175.0 million in aggregate principal amount of the 4.50% Notes at an issue price of 99.53%. The 4.50% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes mature on December 1, 2019, and may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. The 4.50% Notes bear interest at a rate of 4.50% per year payable semi-annually on June 1 and December 1 of each year, beginning June 1, 2015. We may from time to time repurchase 4.50% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of September 30, 2016, the outstanding balance of the 4.50% Notes was $175.0 million.

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

        During November 2015, we commenced a program with selling agents through which we can sell shares of our common stock by means of at-the-market offerings from time to time (the "ATM Program"). During the three months ended December 31, 2015, we sold 140,568 shares of our common stock at a weighted-average price of $31.98 per share and raised $4.5 million of gross proceeds under the ATM Program. Net proceeds were $4.3 million after commissions to the selling agents on shares sold and offering costs.

        During the nine months ended September 30, 2016, we sold 1,996,793 shares of our common stock at a weighted-average price of $32.67 per share and raised $65.2 million of gross proceeds under the ATM Program. Net proceeds were $64.3 million after commissions to the selling agents on shares sold and offering costs. As of September 30, 2016, sales transactions representing 30,804 shares had not settled and are not included in shares issued and outstanding on the face of the consolidated balance sheet, but are included in the weighted average shares outstanding on the consolidated statement of operations and in the shares used to calculate our net asset value per share. As of September 30, 2016, 362,639 shares were available for sale under the ATM Program.

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

        In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. The Company elected to early adopt this standard during the three months ended March 31, 2016. See further discussion of the impact of the adoption of this standard in "Note B.8.—Summary of Significant Accounting Policies—Share-based Compensation" in the notes to consolidated financial statements

        In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods therein. Early application is permitted. The impact of the adoption of this new accounting standard on our consolidated financial statements is not expected to be material.

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

  Off-Balance Sheet Arrangements

        We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At September 30, 2016, we had a total of $108.8 million in outstanding commitments comprised of (i) 30 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) nine investments with equity capital commitments that had not been fully called.

  Contractual Obligations

        As of September 30, 2016, the future fixed commitments for cash payments in connection with our SBIC debentures, the 4.50% Notes and the 6.125% Notes for each of the next five years and thereafter are as follows:

	2016	2017	2018	2019	2020	2021 and thereafter	Total
SBIC debentures	$—	$15,000	$10,200	$20,000	$55,000	$130,800	$231,000
Interest due on SBIC debentures(1)	—	9,569	8,293	7,970	6,772	11,155	43,759
Notes 6.125%	—	—	—	—	—	90,655	90,655
Interest due on 6.125% Notes	1,388	5,553	5,553	5,553	5,553	12,492	36,092
4.50% Notes	—	—	—	175,000	—	—	175,000
Interest due on 4.50% Notes	3,938	7,875	7,875	7,875	—	—	27,563

Total	$5,326	$37,997	$31,921	$216,398	$67,325	$245,102	$604,069

(1)
The interest due on the $6.0 million of SBIC debentures drawn in September 2016 does not have a final rate that has been fixed by the SBA as of September 30, 2016. In March 2017, the final rate for this tranche of SBIC debentures will be determined and, thereafter, the rate will be fixed for the ensuing 10 years. The table above assumes that the interim rate being charged as of September 30, 2016 will be used until the final maturity. This rate will be adjusted once the final rate is determined.

        As of September 30, 2016, we had $313.0 million in borrowings outstanding under our Credit Facility, and the Credit Facility is currently scheduled to mature in September 2020. The Credit Facility contains two, one-year extension options which could extend the maturity to September 2022. See further discussion of the Credit Facility terms in "—Liquidity and Capital Resources—Capital Resources".

  Related Party Transactions

        As discussed further above, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of our Investment Portfolio. At September 30, 2016, we had a receivable of $2.2 million due from the External Investment Manager which included approximately $1.4 million primarily related to operating expenses incurred by us required to support the External Investment Manager's business, along with dividends declared but not paid by the External Investment Manager of approximately $0.8 million.

        In November 2015, our board of directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the "2015 Deferred Compensation Plan"). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the board of directors in June 2013 (the "2013 Deferred Compensation Plan"). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors' fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of September 30, 2016, $2.0 million of compensation and directors' fees had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $1.7 million was deferred into phantom Main Street stock units, representing 55,753 shares of our common stock. Including phantom stock units issued through dividend reinvestment, the phantom stock units outstanding as of September 30, 2016 represented 63,257 shares of our common stock. Any amounts deferred under the plan represented by phantom stock units will not be issued or included as outstanding on the consolidated statement of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but are included in operating expenses and weighted average shares outstanding on our consolidated statement of operations as earned.

  Recent Developments

        During October 2016, we declared a semi-annual supplemental cash dividend of $0.275 per share payable in December 2016. This supplemental cash dividend is in addition to the previously announced regular monthly cash dividends that we declared for the fourth quarter of 2016 of $0.185 per share for each of October, November and December 2016.

        In November 2016, we declared regular monthly dividends of $0.185 per share for each month of January, February and March of 2017. These regular monthly dividends equal a total of $0.555 per share for the first quarter of 2017 and represent a 2.8% increase from the regular monthly dividends declared for the first quarter of 2016. Including the semi-annual supplemental dividend declared for December 2016 and the regular monthly dividends declared for the first quarter of 2017, we will have paid $19.160 per share in cumulative dividends since its October 2007 initial public offering.

        In October 2016, we amended our Credit Facility to extend the maturity by one year to September 2021. The Credit Facility includes total commitments of $555.0 million from a diversified group of fourteen lenders and also contains an accordion feature which allows us to increase the total commitments under the facility to up to $750.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and Marketable securities and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent that any debt investments include floating interest rates. The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of September 30, 2016, approximately 64% of our debt investment portfolio (at cost) bore interest at floating rates, 98% of which were subject to contractual minimum interest rates. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the interest rates on our outstanding SBIC debentures, 4.50% Notes and 6.125% Notes, which comprise the majority of our outstanding debt, are fixed for the life of such debt. As of September 30, 2016, we had not entered into any interest rate hedging arrangements. The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of September 30, 2016.

Basis Point Change	Increase in Interest Income	Increase in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
		(dollars in thousands)
50	$2,905	$(1,565)	$1,340	$0.03
100	7,501	(3,130)	4,371	0.08
150	12,214	(4,695)	7,519	0.14
200	16,980	(6,260)	10,720	0.20
300	26,512	(9,390)	17,122	0.32
400	36,058	(12,520)	23,538	0.44
500	45,617	(15,650)	29,967	0.57

Basis Point Change

        The hypothetical results would also be impacted by the changes in the amount of debt outstanding under our Credit Facility (with an increase (decrease) in the debt outstanding under the Credit Facility resulting in an (increase) decrease in the hypothetical interest expense).

Item 4.    Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, our President, our Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chairman and Chief Executive Officer, our President, our Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        During the three months ended September 30, 2016, we issued 84,153 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued during the three months ended September 30, 2016 under the dividend reinvestment plan was approximately $2.8 million.

Item 6.    Exhibits

        Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit
10.1	Sixth Amendment to Second Amended and Restated Credit Agreement dated October 31, 2016 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current Report on Form 8-K filed on November 1, 2016 (File No. 1-33723)).
14.1	Code of Business Conduct and Ethics.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Main Street Capital Corporation
Date: November 4, 2016	/s/ VINCENT D. FOSTER Vincent D. Foster Chairman and Chief Executive Officer (principal executive officer)
Date: November 4, 2016	/s/ BRENT D. SMITH Brent D. Smith Chief Financial Officer and Treasurer (principal financial officer)
Date: November 4, 2016	/s/ SHANNON D. MARTIN Shannon D. Martin Vice President and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
14.1	Code of Business Conduct and Ethics.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).