Form 10-K
period 2016-12-31
Main Street Capital CORP
filed 2017-02-24
CIK 1396440

Use these links to rapidly review the document

Item 8. Consolidated Financial Statements and Supplementary Data
PART IV

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

       The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2016, was approximately $1,607.7 million based upon the last sale price for the registrant's common stock on that date.

       The number of outstanding common shares of the registrant as of February 23, 2017 was 55,274,757.

DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the registrants' definitive Proxy Statement for its 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in this Annual Report on Form 10-K in response to Part III.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

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

       We have based the forward-looking statements included in this Annual Report on Form 10-K on information available to us on the date of this Annual Report on Form 10-K, and we assume no obligation to update any such forward-looking statements, unless we are required to do so by applicable law. However, you are advised to refer to any additional disclosures that we may make directly to you or through reports that we in the future may file with the Securities and Exchange Commission ("SEC"), including subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

       MSC Adviser I, LLC (the "External Investment Manager") was formed in November 2013 as a wholly owned subsidiary of MSCC to provide investment management and other services to parties other than MSCC and its subsidiaries or their portfolio companies ("External Parties") and receive fee income for such services. MSCC has been granted no-action relief by the SEC to allow the External Investment Manager to register as a registered investment adviser under Investment Advisers Act of 1940, as amended (the "Advisers Act"). Since the External Investment Manager conducts all of its investment management activities for External Parties, it is accounted for as a portfolio investment of MSCC and is not included as a consolidated subsidiary of MSCC in MSCC's consolidated financial statements.

       MSCC has elected to be treated for U.S. federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, MSCC generally will not pay corporate-level U.S. federal income taxes on any net ordinary taxable income or capital gains that it distributes to its stockholders.

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

CORPORATE INFORMATION

       Our principal executive offices are located at 1300 Post Oak Boulevard, 8th floor, Houston, Texas 77056. We maintain a Web site on the Internet at www.mainstcapital.com. We make available free of charge on our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. Information contained on our Web site is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider that information to be part of this Annual Report on Form 10-K.

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

       During May 2012, we entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income, a non-listed BDC, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow us to own a registered investment adviser, we assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on our ability to meet the source-of-income requirement necessary for us to maintain our RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income.

       During April 2014, we received an exemptive order from the SEC permitting co-investments by us and HMS Income in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. We have made, and in the future intend to continue to make, such co-investments with HMS Income in accordance with the conditions of the order. The order requires, among other things, that we and the External Investment Manager consider whether each such investment opportunity is appropriate for HMS Income and, if it is appropriate, to propose an allocation of the investment opportunity between us and HMS Income. Because the External Investment Manager may receive performance-based fee compensation from HMS Income, this may provide it an incentive to allocate opportunities to HMS Income instead of us. However, we and the External Investment Manager have policies and procedures in place to avoid this conflict.

RECENT DEVELOPMENTS

       In January 2017, we led a new portfolio investment to facilitate the majority recapitalization of NuStep, Inc. ("NuStep"), the leading manufacturer of recumbent cross-trainers focused primarily on the physical therapy, physical rehabilitation and active aging markets. We, along with HMS Income, partnered with the NuStep's management team to facilitate the recapitalization of NuStep, with us funding $30.8 million in a combination of first-lien, senior secured term debt and direct equity investment. Headquartered in Ann Arbor, Michigan, NuStep serves customers across a variety of end markets, including physical therapy and rehabilitation clinics, skilled nursing facilities, fitness centers, hospitals, retirement communities and individual consumers. NuStep manufactures all of its products at its manufacturing facilities in Ann Arbor and sells its products throughout the United States and across a wide variety of international markets.

       In February 2017, we led a new portfolio investment to facilitate the management-led buyout of Charps Welding & Fabricating, Inc. ("Charps"), a premier specialty contractor focused on the maintenance, repair, fabrication and construction of oil and gas pipelines. We, along with HMS Income, partnered with the Charps' management team to facilitate the buyout, with us funding $18.8 million in a combination of first-lien, senior secured term debt and a direct equity investment. Headquartered in Clearbrook, Minnesota, and founded in 1999, Charps provides various pipeline services to customers focused on energy transmission and distribution. Charps primarily performs work in the Midwest, Ohio Valley and Eastern U.S., and its pipeline services include pipeline integrity services, emergency response, hydrostatic testing, existing line replacement, pipeline fabrication and new construction and installation.

       During February 2017, we declared regular monthly dividends of $0.185 per share for each of April, May and June 2017. These regular monthly dividends equal a total of $0.555 per share for the second quarter of 2017. The second quarter 2017 regular monthly dividends represent a 2.8% increase from the dividends declared for the second quarter of 2016. Including the dividends declared for the second quarter of 2017, we will have paid $19.715 per share in cumulative dividends since our October 2007 initial public offering.

BUSINESS STRATEGIES

       Our principal investment objective is to maximize our portfolio's total return by generating current income from our debt investments and realizing capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. We have adopted the following business strategies to achieve our investment objective:

    •
    Deliver Customized Financing Solutions in the Lower Middle Market. We offer LMM portfolio companies customized debt and equity financing solutions that are tailored to the facts and circumstances of each situation. We believe our ability to provide a broad range of customized financing solutions to LMM companies sets us apart from other capital providers that focus on providing a limited number of financing solutions. Our ability to invest across a company's capital structure, from senior secured loans to subordinated debt to equity securities, allows us to offer LMM portfolio companies a comprehensive suite of financing options, or a "one stop" financing solution.

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

    •
    Invest Across Multiple Companies, Industries, Regions and End Markets. We seek to maintain a portfolio of investments that is appropriately balanced and diversified among various companies, industries, geographic regions and end markets. This portfolio balance and diversification is intended to mitigate the potential effects of negative economic events for particular companies, regions, industries and end markets.

    •
    Capitalize on Strong Transaction Sourcing Network. Our investment team seeks to leverage its extensive network of referral sources for portfolio company investments. We have developed a reputation in our marketplace as a responsive, efficient and reliable source of financing, which has created a growing stream of proprietary deal flow for us.

    •
    Benefit from Lower, Fixed, Long-Term Cost of Capital. The SBIC licenses held by the Funds have allowed them to issue SBA-guaranteed debentures. SBA-guaranteed debentures carry long-term fixed interest rates that are generally lower than interest rates on comparable bank loans and other debt. Because lower-cost SBA leverage is, and will continue to be, a significant part of our capital base through the Funds, our relative cost of debt capital should be lower than many of our competitors. In addition, the SBIC leverage that we receive through the Funds represents a stable, long-term component of our capital structure with proper matching of duration and cost compared to our LMM portfolio investments. We also maintain an investment grade rating from Standard & Poor's Ratings Services which provides us the opportunity and flexibility to obtain additional, attractive long-term financing options to supplement our capital structure.

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

INVESTMENT PORTFOLIO

       The Investment Portfolio, as used herein, refers to all of our investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments, and the investment in the External Investment Manager, but excludes all "Marketable securities and idle funds investments." Our LMM portfolio investments primarily consist of secured debt, equity warrants and direct equity investments in privately held, LMM companies based in the United States. Our

Middle Market portfolio investments primarily consist of direct investments in or secondary purchases of interest-bearing debt securities in privately held companies based in the United States that are generally larger in size than the companies included in our LMM portfolio. Our Private Loan portfolio investments primarily consist of investments in interest-bearing debt securities in companies that are consistent with the size of companies in our LMM portfolio or our Middle Market portfolio, but are investments that we originate on a collaborative basis with other investment funds, and are often referred to in the debt markets as "club deals." Our Other Portfolio investments primarily consist of investments which are not consistent with the typical profiles for our LMM, Middle Market and Private Loan portfolio investments, including investments which may be managed by third parties. In our Other Portfolio, we may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds.

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

  Warrants

       In connection with our debt investments, we occasionally receive equity warrants to establish or increase our equity interest in the portfolio company. Warrants we receive in connection with a debt investment typically require only a nominal cost to exercise, and thus, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We typically structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as secured or unsecured put rights, or rights to sell such securities back to the portfolio company, upon the occurrence of specified events. In certain cases, we also may obtain registration rights in connection with these equity interests, which may include demand and "piggyback" registration rights.

  Direct Equity Investments

       We also will seek to make direct equity investments in situations where it is appropriate to align our interests with key management and stockholders of our LMM portfolio companies, and to allow for participation in the appreciation in the equity values of our LMM portfolio companies. We usually make our direct equity investments in connection with debt investments in our LMM portfolio companies. In addition, we may have both equity warrants and direct equity positions in some of our LMM portfolio companies. We seek to maintain fully diluted equity positions in our LMM portfolio companies of 5% to 50%, and may have controlling equity interests in some instances. We have a value orientation toward our direct equity investments and have traditionally been able to purchase our equity investments at reasonable valuations.

INVESTMENT PROCESS

       Our investment committee is responsible for all aspects of our LMM investment process. The current members of our investment committee are Vincent D. Foster, our Chairman and Chief Executive Officer, Dwayne L. Hyzak, our President, Chief Operating Officer and Senior Managing Director, Curtis L. Hartman, our Vice-Chairman, Chief Credit Officer and Senior Managing Director, and David Magdol, our Vice-Chairman, Chief Investment Officer and Senior Managing Director.

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

       We are required to report our investments at fair value. As a result, the most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We follow the provisions of the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact.

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

       As described below, we undertake a multi-step valuation process each quarter in connection with determining the fair value of our investments, with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our Investment Portfolio and our valuation procedures, consistent with 1940 Act requirements. In addition, the Audit Committee of our Board of Directors periodically evaluates the performance and methodologies of the financial advisory services firm that we consult in connection with valuing our LMM and Private Loan portfolio company investments.

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

    •
    A nationally recognized independent financial advisory services firm analyzes and provides observations, recommendations and an assurance certification regarding the Company's determinations of the fair value for its LMM and Private Loan portfolio companies;

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

       Determination of fair value involves subjective judgments and estimates. The notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial results and financial condition.

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

EMPLOYEES

       As of December 31, 2016, we had 57 employees. These employees include investment and portfolio management professionals, operations professionals and administrative staff. As necessary, we will hire additional investment professionals and administrative personnel. All of our employees are located in our Houston, Texas office.

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

  Temporary Investments

       Pending investment in "qualifying assets," as described above, our investments may consist of cash, cash equivalents, U.S. government securities and high-quality debt securities maturing in one year or less from time of investment therein, so that 70% of our assets are qualifying assets.

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

       We have previously received an exemptive order from the SEC to exclude debt securities issued by MSMF and any other wholly owned subsidiaries of ours which operate as SBICs from the asset coverage requirements of the 1940 Act as applicable to Main Street. The exemptive order provides for the exclusion of all debt securities issued by the Funds, including the $240.0 million of currently outstanding debt, related to their participation in the SBIC program. This exemptive order provides us with expanded capacity and flexibility in obtaining future sources of capital for our investment and operational objectives.

  Common Stock

       We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). We did not seek stockholder authorization to sell shares of our common stock below the then current net asset value per share of our common stock at our 2016 annual meeting of stockholders because our common stock price had been trading significantly above the net asset value per share of our common stock since 2011. Our stockholders have previously approved a proposal that authorizes us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings. We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. See "Risk Factors — Risks Relating to Our Business and Structure — Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock."

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

       Our proxy voting decisions are made by the investment team which is responsible for monitoring each of our investments. To ensure that our vote is not the product of a conflict of interest, we require that anyone involved in the decision-making process discloses to our chief compliance officer any potential conflict of which he or she is aware.

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

  Small Business Investment Company Regulations

       Each of the Funds is licensed by the SBA to operate as a SBIC under Section 301(c) of the Small Business Investment Act of 1958. MSMF obtained its SBIC license in 2002, MSC II obtained its license in 2006 and MSC III obtained its license in 2016.

       SBICs are designed to stimulate the flow of private capital to eligible small businesses. Under SBIC regulations, SBICs may make loans to eligible small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. Each of the Funds has typically invested in secured debt, acquired warrants and/or made equity investments in qualifying small businesses.

       The Funds are subject to regulation and oversight by the SBA, including requirements with respect to reporting financial information, such as the extent of capital impairment if applicable, on a regular basis and annual examinations conducted by the SBA. The SBA, as a creditor, will have a superior claim to the Funds' assets over our stockholders in the event the Funds are liquidated or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the Funds upon an event of default.

       We have received exemptive relief from the SEC to permit us to exclude the SBA-guaranteed debentures of the Funds from our 200% asset coverage test under the 1940 Act. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides us with increased investment flexibility but also increases our risks related to leverage. See "Item 1A. Risk Factors — Risks related to our business and structure — Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us."

       Under present SBIC regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $19.5 million and have average annual net income after U.S. federal income taxes not exceeding $6.5 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote 25% of its investment activity to "smaller" enterprises as defined by the SBA. A smaller enterprise generally includes businesses that have a tangible net worth not exceeding $6 million and have average annual net income after U.S. federal income taxes not exceeding $2 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBIC regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller enterprise, which criteria depend on the primary industry in which the business is engaged and are based on such factors as the number of employees and gross revenue. However, once an SBIC has invested in a company, it generally may continue to make follow-on investments in the company, regardless of the size of the portfolio company at the time of the follow-on investment, up to the time of the portfolio company's initial public offering.

       The SBA prohibits an SBIC from providing funds to small businesses for certain purposes, such as relending and investment outside the United States, to businesses engaged in certain prohibited industries, and to certain "passive" (non-operating) companies. In addition, without prior SBA approval, an SBIC may not invest an amount equal to more than approximately 30% of the SBIC's regulatory capital, as defined by the SBA, in any one portfolio company and its affiliates.

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

       The SBIC licenses allow the Funds to incur leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment and certain approvals by the SBA and customary procedures. SBA-guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. Under applicable regulations, an SBIC may generally have outstanding debentures guaranteed by the SBA in amounts up to twice the amount of the privately-raised funds of the SBIC. Debentures guaranteed by the SBA have a maturity of ten years, require semiannual payments of interest, do not require any principal payments prior to maturity, and are not subject to prepayment penalties. As of December 31, 2016, we, through the Funds, had $240.0 million of outstanding SBA-guaranteed debentures, which had an annual weighted-average interest rate of approximately 4.1%.

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

    •
    pursuant to Rule 13a-14 of the Exchange Act, our Chief Executive Officer and Chief Financial Officer are required to certify the accuracy of the consolidated financial statements contained in our periodic reports;

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

  Taxation as a Regulated Investment Company

       MSCC has elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. MSCC's taxable income includes the taxable income generated by MSCC and certain of its subsidiaries, including the Funds, which are treated as disregarded entities for tax purposes. As a RIC, MSCC generally will not pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our "investment company taxable income," which is generally our net ordinary taxable income plus the excess of realized net short-term capital gains over realized net long-term capital losses, and 90% of our tax-exempt income (the "Annual Distribution Requirement"). As part of maintaining RIC status, undistributed taxable income (subject to a 4% non-deductible U.S. federal excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared on or prior to the later of (i) filing of the U.S. federal income tax return for the applicable fiscal year or (ii) the fifteenth day of the ninth month following the close of the year in which such taxable income was generated.

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

       We are subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary taxable income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending December 31 in that calendar year and (3) any taxable income recognized, but not distributed, in preceding years on which we paid no U.S. federal income tax (the "Excise Tax Avoidance Requirement"). Dividends declared and paid by us in a year will generally differ from taxable income for that year as such dividends may include the distribution of current year taxable income, exclude amounts carried over into the following year, and include the distribution of prior year taxable income carried over into and distributed in the current year. For amounts we carry over into the following year, we will be required to pay the 4% U.S. federal excise tax based on 98% of our annual taxable income and 98.2% of our capital gain net income in excess of distributions for the year.

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

       In order to comply with the 90% Income Test, we formed the Taxable Subsidiaries as wholly owned taxable subsidiaries, for the primary purpose of permitting us to own equity interests in portfolio companies which are "pass-through" entities for tax purposes. Absent the taxable status of the Taxable Subsidiaries, a portion of the gross income from such portfolio companies would flow directly to us for purposes of the 90% Income Test. To the extent such income did not consist of income derived from securities, such as dividends and interest, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant U.S. federal income taxes. The Taxable Subsidiaries are consolidated with Main Street for generally accepted accounting principles in the United States of America ("U.S. GAAP") purposes and are included in our consolidated financial statements, and the portfolio investments held by the Taxable Subsidiaries are included in our consolidated financial statements. The Taxable Subsidiaries are not consolidated with Main Street for income tax purposes and may generate income tax expense, or benefit, as a result of their ownership of the portfolio investments. The income tax expense, or benefit, if any, and any related tax assets and liabilities, are reflected in our consolidated financial statements.

       In order to comply with the 90% Income Test, the External Investment Manager has elected to be a taxable entity. Absent the taxable status of the External Investment Manager, the gross income from the External Investment Manager would flow directly to us for purposes of the 90% Income Test. Since such income would likely not consist of income derived from securities, such as dividends and interest, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant U.S. federal income taxes. The External Investment Manager is accounted for as a portfolio investment for U.S. GAAP purposes, but is not consolidated with MSCC for income tax purposes and may generate income tax expense, or benefit, as a result of its operating activity.

       We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments issued with warrants and debt securities invested in at a discount to par), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash such as PIK interest, cumulative dividends or amounts that are received in non-cash compensation such as warrants or stock. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

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

       If we were unable to qualify for treatment as a RIC and the foregoing relief provisions are not applicable, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. If we were subject to tax on all of our taxable income at regular corporate rates, then distributions we make after being subject to such tax would be taxable to our stockholders and, provided certain holding period and other requirements were met, could qualify for treatment as "qualified dividend income" eligible for the maximum 20% rate (plus a 3.8% Medicare surtax, if applicable) applicable to qualified dividends to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate taxpayers would be eligible for a dividends-received deduction on distributions they receive. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder's tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent five years, unless we made a special election to pay corporate-level U.S. federal income tax on such built-in gain at the time of our requalification as a RIC.

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

       The broader fundamentals of the United States economy remain mixed. In the event that the United States economy contracts, it is likely that the financial results of small to mid-sized companies, like those in which we invest, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in defaults. In addition, a prolonged continuation of the decline in oil and natural gas prices experienced over the last two years would adversely affect the credit quality of our debt investments and the underlying operating performance of our equity investments in energy-related businesses. Consequently, we can provide no assurance that the performance of certain portfolio companies will not be negatively impacted by economic cycles, industry cycles or other conditions, which could also have a negative impact on our future results.

       Although we have been able to secure access to additional liquidity, including through the Credit Facility, public debt issuances, leverage available through the SBIC program and equity offerings, the potential for volatility in the debt and equity capital markets provides no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all. Further, if the price of our common stock falls below our net asset value per share, we will be limited in our ability to sell new shares if we do not have stockholder authorization to sell shares at a price below net asset value per share. We did not seek stockholder authorization to sell shares of our common stock below the then current net asset value per share of our common stock at our 2016 annual meeting of stockholders because our common stock price had been trading significantly above the net asset value per share of our common stock since 2011.

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

       We compete for investments with other investment funds (including private equity funds, debt funds, mezzanine funds, collateralized loan obligation funds, or CLOs, BDCs, and SBICs), as well as traditional financial services companies such as commercial banks and other sources of funding. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors' pricing, terms and structure. If we are forced to match our competitors' pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in LMM companies is underserved by traditional commercial banks and other financing sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC.

  We are dependent upon our key investment personnel for our future success.

       We depend on the members of our investment team, particularly Vincent D. Foster, Dwayne L. Hyzak, Curtis L. Hartman, David L. Magdol, K. Colton Braud, III, Nicholas T. Meserve, and Rodger A. Stout for the identification, review, final selection, structuring, closing and monitoring of our investments. These employees have significant investment expertise and relationships that we rely on to implement our business plan. Although we have entered into a non-compete agreement with Mr. Foster, we have no guarantee that he or any other employees will remain employed with us. If we lose the services of these individuals, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer.

  Our success depends on attracting and retaining qualified personnel in a competitive environment.

       Our growth will require that we retain new investment and administrative personnel in a competitive market. Our ability to attract and retain personnel with the requisite credentials, experience and skills depends on several factors including, but not limited to, our ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities, including investment funds (such as private equity funds, debt funds and mezzanine funds) and traditional financial services companies, with which we compete for experienced personnel have greater resources than we have.

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

       Our executive officers and employees, through the External Investment Manager, may manage other investment funds that operate in the same or a related line of business as we do. Accordingly, they may have obligations to such other entities, the fulfillment of which obligations may not be in the best interests of us or our stockholders. During May 2012, we entered into an investment sub-advisory agreement with HMS Adviser, which is the investment advisor to HMS Income, a non-listed BDC, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow us to own a registered investment adviser, we assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on our ability to meet the source-of-income requirement necessary for us to maintain our RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. The sub-advisory relationship requires us to commit resources to achieving HMS Income's investment objective, while such resources were previously solely devoted to achieving our investment objective. Our investment objective and investment strategies are very similar to those of HMS Income and it is likely that an investment appropriate for us or HMS Income would be appropriate for the other entity. As a result, we and HMS Income requested an exemptive order from the SEC permitting co-investments by us and HMS Income in certain negotiated transactions where our co-investing would otherwise be prohibited under the 1940 Act. The SEC granted the exemptive order in April 2014, and we have made, and in the future intend to continue to make, such co-investments with HMS Income in accordance with the conditions of the order. The order requires, among other things, that we and the External Investment Manager consider whether each such investment opportunity is appropriate for HMS Income and, if it is appropriate, to propose an allocation of the investment opportunity between us and HMS Income. As a consequence, it may be more difficult for us to maintain or increase the size of our Investment Portfolio in the future. Although we will endeavor to allocate investment opportunities in a fair and equitable manner, including in accordance with the conditions set forth in the exemptive order issued by the SEC when relying on such order, we may face conflicts in allocating investment opportunities between us and HMS Income. Because the External Investment Manager may receive performance-based fee compensation from HMS Income, this may provide an incentive to allocate opportunities to HMS Income instead of us. We have implemented an allocation policy to ensure the equitable distribution of investment opportunities and, as a result, may be unable to participate in certain investments based upon such allocation policy.

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

       Our business will require capital to operate and grow. We may acquire such additional capital from the following sources:

         Senior Securities.     We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities. As a result of issuing senior securities, we will be exposed to additional risks, including the following:

      •
      Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% immediately after each issuance of senior securities. We have received exemptive relief from the SEC to permit us to exclude the SBA-guaranteed debentures of the Funds from our 200% asset coverage test under the 1940 Act. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we will be prohibited from issuing debt securities or preferred stock and/or borrowing money from banks or other financial institutions and may not be permitted to declare a dividend or make any distribution to stockholders or repurchase shares until such time as we satisfy this test.

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

      •
      Any unsecured debt issued by us would rank (i) pari passu with our current and future unsecured indebtedness and effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and (ii) structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including the SBA-guaranteed debentures issued by the Funds.

         Additional Common Stock.     The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below current net asset value per share provided that our Board of Directors makes certain determinations. We did not seek stockholder authorization to sell shares of our common stock below the then current net asset value per share of our common stock at our 2016 annual meeting of stockholders because our common stock price had been trading significantly above the net asset value per share of our common stock since 2011. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. See "— Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock" for a discussion of the risks related to us issuing shares of our common stock below net asset value. Our stockholders have authorized us to issue warrants, options or rights to subscribe for, convert to, or purchase shares of our common stock at a price per share below the net asset value per share, subject to the applicable requirements of the 1940 Act. There is no expiration date on our ability to issue such warrants, options, rights or convertible securities based on this stockholder approval. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

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

       Further, the SBA regulations require, among other things, that a licensed SBIC be periodically examined by the SBA and audited by an independent auditor, in each case to determine the SBIC's compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a "change of control" of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of a licensed SBIC. If the Funds fail to comply with applicable SBIC regulations, the SBA could, depending on the severity of the violation, limit or prohibit their use of SBIC debentures, declare outstanding SBIC debentures immediately due and payable, and/or limit them from making new investments. In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the Small Business Investment Act of 1958 or any rule or regulation promulgated thereunder. Such actions by the SBA would, in turn, negatively affect us.

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

       As of December 31, 2016, we, through the Funds, had $240.0 million of outstanding indebtedness guaranteed by the SBA, which had a weighted-average annualized interest cost of approximately 4.1%. The debentures guaranteed by the SBA have a maturity of ten years, with a current weighted-average remaining maturity of 4.9 years as of December 31, 2016, and require semiannual payments of interest. We will need to generate sufficient cash flow to make required interest payments on the debentures. If we are unable to meet the financial obligations under the debentures, the SBA, as a creditor, will have a superior claim to the assets of the Funds over our stockholders in the event we liquidate or the SBA exercises its remedies under such debentures as the result of a default by us.

       In addition, as of December 31, 2016, we had $343.0 million outstanding under our Credit Facility. Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis at a rate equal to the applicable LIBOR rate (0.77% as of December 31, 2016) plus (i) 1.875% (or the applicable base rate (Prime Rate of 3.75% as of December 31, 2016) plus 0.875%), as long as we maintain an investment grade rating and meet certain agreed upon excess collateral and maximum leverage requirements, (ii) 2.0% (or the applicable base rate plus 1.0%) if we maintain an investment grade rating but do not meet certain excess collateral and maximum leverage requirements or (iii) 2.25% (or the applicable base rate plus 1.25%) if we do not maintain an investment grade rating. We pay unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. If we are unable to meet the financial obligations under the Credit Facility, the Credit Facility lending group will have a superior claim to the assets of MSCC and its subsidiaries (excluding the assets of the Funds) over our stockholders in the event we liquidate or the lending group exercises its remedies under the Credit Facility as the result of a default by us.

       In April 2013, we issued $92.0 million in aggregate principal amount of 6.125% Notes due 2023 (the "6.125% Notes"). As of December 31, 2016, the outstanding balance of the 6.125% Notes was $90.7 million. The 6.125% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 6.125% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 6.125% Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at our option on or after April 1, 2018. The 6.125% Notes bear interest at a rate of 6.125% per year.

       In November 2014, we issued $175.0 million in aggregate principal amount of 4.50% unsecured notes due 2019 (the "4.50% Notes" and, together with the 6.125% Notes, the "Notes") at an issue price of 99.53%. As of December 31, 2016, the outstanding balance of the 4.50% Notes was $175.0 million. The 4.50% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes mature on December 1, 2019, and may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions.

         Illustration.    The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Our Portfolio(1)
(net of expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder(2)	(20.0)%	(11.3)%	(2.7)%	6.0%	14.6%

(1)
Assumes $2,080.3 million in total assets, $848.7 million in debt outstanding, $1,201.5 million in net assets, and a weighted-average interest rate of 3.8%. Actual interest payments may be different.

(2)
In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2016 total assets of at least 1.6%.

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

       In addition, in November 2014, the Federal Reserve established a working group, the Alternative Reference Rates Committee ("ARRC"), to identify a set of alternative interest reference rates to LIBOR. In a May 2016 interim report, the ARRC narrowed its choice to two LIBOR alternatives. The first choice is the Overnight Bank Funding Rate ("OBFR"), which consists of domestic and foreign unsecured borrowing in U.S. dollars. The Federal Reserve has been calculating the OBFR and publishing it since March 2016. The second alternative rate to LIBOR is the Treasury General Collateral ("GC") rate, which is composed of repo transactions secured by treasuries or other assets accepted as collateral by the majority of intermediaries in the repo market. No specific rate for the GC alternative has yet been specified to serve as a replacement for LIBOR, and it remains undefined. The transition to any alternative rate will require careful and deliberate consideration and implementation so as to not disrupt the stability of financial markets. Regulators, financial institutions, benchmark administrators, and borrowers will need to strategize and implement these changes in a manner that is least disruptive. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers.

  We may experience fluctuations in our quarterly results.

       We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of portfolio dividend and fee income, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any quarterly period should not be relied upon as being indicative of performance in future periods.

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

  We will be subject to corporate-level U.S. federal income tax if we are unable to qualify as a RIC under Subchapter M of the Code.

       To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements:

    •
    The Annual Distribution Requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% U.S. federal excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income. For more information regarding tax treatment, see "Business — Regulation — Taxation as a Regulated Investment Company." Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and are (and may in the future become) subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. In addition, because we receive non-cash sources of income such as PIK interest which involves us recognizing taxable income without receiving the cash representing such income, we may have difficulty meeting the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

    •
    The source-income requirement will be satisfied if we obtain at least 90% of our income for each year from distributions, interest, gains from the sale of stock or securities or similar sources.

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

       When we make distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated taxable earnings, recognized capital gains or capital. To the extent there is a return of capital, investors will be required to reduce their basis in our stock for federal tax purposes, which may result in higher tax liability when the shares are sold, even if they have not increased in value or have lost value. In addition, any return of capital will be net of any sales load and offering expenses associated with sales of shares of our common stock. In the future, our distributions may include a return of capital.

  We may have difficulty paying the distributions required to maintain RIC tax treatment under the Code if we recognize income before or without receiving cash representing such income.

       We will include in income certain amounts that we have not yet received in cash, such as: (i) amortization of original issue discount, which may arise if we receive warrants in connection with the origination of a loan such that ascribing a value to the warrants creates original issue discount in the debt instrument, if we invest in a debt investment at a discount to the par value of the debt security or possibly in other circumstances; (ii) contractual payment-in-kind, or PIK, interest, which represents contractual interest added to the loan balance and due at the end of the loan term; (iii) contractual preferred dividends, which represents contractual dividends added to the preferred stock and due at the end of the preferred stock term, subject to adequate profitability at the portfolio company; or (iv) amortization of market discount, which is associated with loans purchased in the secondary market at a discount to par value. Such amortization of original issue discounts, increases in loan balances as a result of contractual PIK arrangements, cumulative preferred dividends, or amortization of market discount will be included in income before we receive the corresponding cash payments. We also may be required to include in income certain other amounts before we receive such amounts in cash. Investments structured with these features may represent a higher level of credit risk compared to investments generating income which must be paid in cash on a current basis. For the year ended December 31, 2016, (i) approximately 3.6% of our total investment income was attributable to PIK income not paid currently in cash, (ii) approximately 0.8% of our total investment income was attributable to amortization of original issue discount, (iii) approximately 1.2% of our total investment income was attributable to cumulative dividend income not paid currently in cash, and (iv) approximately 2.3% of our total investment income was attributable to amortization of market discount on loans purchased in the secondary market at a discount.

       Since, in certain cases, we may recognize taxable income before or without receiving cash representing such income, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. Accordingly, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax. For additional discussion regarding the tax implications of a RIC, please see "Business — Regulation — Taxation as a Regulated Investment Company."

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

       In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level U.S. federal taxes, we will be required to distribute substantially all of our net ordinary taxable income and net capital gain income, including taxable income from certain of our subsidiaries, which includes the income from the Funds. We will be partially dependent on the Funds for cash distributions to enable us to meet the RIC distribution requirements. The Funds may be limited by the Small Business Investment Act of 1958, and SBIC regulations governing SBICs, from making certain distributions to us that may be necessary to enable us to maintain our status as a RIC. We may have to request a waiver of the SBA's restrictions for the Funds to make certain distributions to maintain our eligibility for RIC status. We cannot assure you that the SBA will grant such waiver and if the Funds are unable to obtain a waiver, compliance with the SBIC regulations may result in loss of RIC tax treatment and a consequent imposition of an entity-level tax on us.

  Because we intend to distribute substantially all of our taxable income to our stockholders to maintain our status as a RIC, we will continue to need additional capital to finance our growth, and regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital and make distributions.

       In order to satisfy the requirements applicable to a RIC and to minimize corporate-level U.S. federal taxes, we intend to distribute to our stockholders substantially all of our net ordinary taxable income and net capital gain income. We may carry forward excess undistributed taxable income into the next year, net of the 4% U.S. federal excise tax. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income. As a BDC, we generally are required to meet an asset coverage ratio, as defined in the 1940 Act, of at least 200% immediately after each issuance of senior securities. This requirement limits the amount that we may borrow and may prohibit us from making distributions. Because we will continue to need capital to grow our Investment Portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so.

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

       The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below net asset value provided that our Board of Directors makes certain determinations. We did not seek stockholder authorization to sell shares of our common stock below the then current net asset value per share of our common stock at our 2016 annual meeting of stockholders because our common stock price per share had been trading significantly above the current net asset value per share of our common stock, and we do not currently expect to seek such approval at our 2017 annual meeting of stockholders for the same reason. We may, however, seek such authorization at future annual or special meetings of stockholders. Our stockholders have previously approved a proposal to authorize us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock or securities to subscribe to, convert to, or purchase shares of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders' best interests.

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

       We, the Funds, and our portfolio companies are subject to applicable local, state and federal laws and regulations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. In addition, any change to the SBA's current debenture SBIC program could have a significant impact on our ability to obtain lower-cost leverage through the Funds, and therefore, our ability to compete with other finance companies.

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

  Continuation of the decline in oil and natural gas prices for a prolonged period of time could have a material adverse effect on us.

       A prolonged continuation of the decline in oil and natural gas prices would adversely affect (i) the credit quality of our debt investments and (ii) the underlying operating performance of our equity investments in energy-related businesses and in geographic areas which are more sensitive to the health of the oil and gas industries. A decrease in credit quality and the operating performance would, in turn, negatively affect the fair value of these investments, which would consequently negatively affect our net asset value. Should the decline in oil and natural gas prices experienced over the last two years persist, it is likely that the ability of these investments to satisfy financial or operating covenants imposed by us or other lenders will be adversely affected, thereby negatively impacting their financial condition and their ability to satisfy their debt service and other obligations to us. Likewise, should the decline in oil and natural gas prices persist, it is likely that our energy-related portfolio companies' and other affected companies' cash flow and profit generating capacities would also be adversely affected thereby negatively impacting their ability to pay us dividends or distributions on our equity investments.

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

       Marketable securities and idle funds investments can include, among other things, secured and unsecured debt investments, independently rated debt investments, diversified bond funds and publicly traded debt and equity securities. Many of these investments in debt obligations are, or would be if rated, below investment grade quality. Indebtedness of below investment grade quality, which is often referred to as "junk," is regarded as having predominantly speculative characteristics with respect to the issuer's capacity to pay interest and repay principal, similar to our portfolio investments in our portfolio companies. See "— Our investments in portfolio companies involve higher levels of risk, and we could lose all or part of our investment." Many of these Marketable securities and idle funds investments are purchased through over the counter or other markets and are therefore liquid at the time of purchase but may subsequently become illiquid due to events relating to the issuer of the securities, market events, economic conditions or investor perceptions. See "— The lack of liquidity in our investments may adversely affect our business" for a description of risks related to holding illiquid investments. In addition, domestic and foreign markets are complex and interrelated, so that events in one sector of the world markets or economy, or in one geographical region, can reverberate and have materially negative consequences for other market, economic or regional sectors in a manner that may not be foreseen and which may materially affect the market price of our Marketable securities and idle funds investments. Other risks that our portfolio investments are subject to are also applicable to these Marketable securities and idle funds investments.

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

    •
    the exclusion of BDC common stock from certain market indices, such as what happened with respect to the Russell indices and the Standard and Poor's indices, could reduce the ability of certain investment funds to own our common stock and limit the number of owners of our common stock and otherwise negatively impact the market price of our common stock;

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

       The Notes are not secured by any of our assets or any of the assets of our subsidiaries and rank equally in right of payment with all of our existing and future unsubordinated, unsecured indebtedness. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of December 31, 2016, we had $343.0 million outstanding under the Credit Facility out of $555.0 million in commitments. The indebtedness under the Credit Facility is senior to the Notes to the extent of the value of the assets securing such indebtedness.

  The Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

       The Notes are obligations exclusively of Main Street Capital Corporation and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the Notes, and the Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. In addition, several of our subsidiaries, specifically the Funds, maintain significant indebtedness and as a result the Notes are structurally subordinated to the indebtedness of these subsidiaries. For example, as of December 31, 2016, the Funds had collectively issued $240.0 million of SBA-guaranteed debentures, which are included in our consolidated financial statements. The assets of such subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the Notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" for more detail on the SBA-guaranteed debentures.

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

       The Notes may or may not have an established trading market. If a trading market in the Notes is developed, it may not be maintained. If the Notes are traded, they may trade at a discount to their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, our financial condition or other relevant factors. Accordingly, we cannot assure you that a liquid trading market has been or will develop for the Notes, that you will be able to sell your Notes at a particular time or that the price you receive when you sell will be favorable. To the extent an active trading market does not develop or is not maintained, the liquidity and trading price for the Notes may be harmed. Accordingly, you may be required to bear the financial risk of an investment in the Notes for an indefinite period of time.

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

       As of December 31, 2016, we had approximately $848.7 million of indebtedness, including $343.0 million outstanding under the Credit Facility, $240.0 million outstanding from SBA-guaranteed debentures, approximately $90.7 million of the 6.125% Notes and $175.0 million of the 4.50% Notes outstanding. Any default under the agreements governing our indebtedness, including a default under the Credit Facility, under the Notes or under other indebtedness to which we may be a party that is not waived by the required lenders or debt holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. Our ability to generate sufficient cash flow in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under the Credit Facility or otherwise, in an amount sufficient to enable us to meet our payment obligations under the Notes and our other debt and to fund other liquidity needs.

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

       The following table sets forth, for each fiscal quarter during 2016 and 2015, the range of high and low closing prices of our common stock as reported on the NYSE.

	High	Low
Fiscal year 2016
Fourth quarter	$37.36	$32.23
Third quarter	34.59	32.61
Second quarter	32.90	30.52
First quarter	31.46	26.35
Fiscal year 2015
Fourth quarter	$32.28	$27.69
Third quarter	33.08	26.38
Second quarter	32.59	30.47
First quarter	31.47	27.87

       On February 23, 2017, the last sale price of our common stock on the NYSE was $37.43 per share, and there were approximately 255 holders of record of the common stock which did not include stockholders for whom shares are held in "nominee" or "street name."

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

       We currently pay regular monthly dividends and semiannual supplemental dividends to our stockholders. Our monthly dividends, if any, will be determined by our Board of Directors on a quarterly basis. Our semiannual supplemental dividends, if any, will be determined by our Board of Directors based upon our undistributed taxable income. The following table summarizes our dividends declared to date:

Date Declared	Record Date	Payment Date	Amount(1)
Fiscal year 2017
February 22, 2017	May 19, 2017	June 14, 2017	$0.185
February 22, 2017	April 20, 2017	May 15, 2017	$0.185
February 22, 2017	March 21, 2017	April 13, 2017	$0.185
November 2, 2016	February 22, 2017	March 15, 2017	$0.185
November 2, 2016	January 20, 2017	February 15, 2017	$0.185
November 2, 2016	December 30, 2016	January 13, 2017	$0.185	(2)

			$1.110

Fiscal year 2016
October 18, 2016	December 16, 2016	December 23, 2016	$0.275	(2)
August 2, 2016	November 21, 2016	December 13, 2016	$0.185	(2)
August 2, 2016	October 20, 2016	November 15, 2016	$0.185	(2)
August 2, 2016	September 21, 2016	October 14, 2016	$0.185	(2)
May 3, 2016	August 19, 2016	September 15, 2016	$0.180	(2)
May 3, 2016	July 21, 2016	August 15, 2016	$0.180	(2)
May 3, 2016	July 1, 2016	July 15, 2016	$0.180	(2)
April 20, 2016	June 20, 2016	June 27, 2016	$0.275	(2)
February 23, 2016	May 20, 2016	June 15, 2016	$0.180	(2)
February 23, 2016	April 21, 2016	May 16, 2016	$0.180	(2)
February 23, 2016	March 21, 2016	April 15, 2016	$0.180	(2)
November 3, 2015	February 22, 2016	March 15, 2016	$0.180	(2)
November 3, 2015	January 22, 2016	February 17, 2016	$0.180	(2)
November 3, 2015	December 30, 2015	January 15, 2016	$0.180	(3)

			$2.725

Fiscal year 2015
October 20, 2015	December 17, 2015	December 24, 2015	$0.275	(3)
August 3, 2015	November 20, 2015	December 14, 2015	$0.180	(3)
August 3, 2015	October 21, 2015	November 16, 2015	$0.180	(3)
August 3, 2015	September 21, 2015	October 15, 2015	$0.180	(3)
May 5, 2015	August 20, 2015	September 15, 2015	$0.175	(3)
May 5, 2015	July 21, 2015	August 14, 2015	$0.175	(3)
May 5, 2015	July 1, 2015	July 15, 2015	$0.175	(3)
April 22, 2015	June 18, 2015	June 25, 2015	$0.275	(3)
February 24, 2015	May 20, 2015	June 15, 2015	$0.175	(3)
February 24, 2015	April 21, 2015	May 15, 2015	$0.175	(3)
February 24, 2015	March 20, 2015	April 15, 2015	$0.175	(3)
November 6, 2014	February 20, 2015	March 16, 2015	$0.170	(3)
November 6, 2014	January 21, 2015	February 13, 2015	$0.170	(3)
November 6, 2014	December 31, 2014	January 15, 2015	$0.170	(4)

Total			$2.650

Fiscal year 2014
October 23, 2014	December 18, 2014	December 24, 2014	$0.275	(4)
August 4, 2014	November 20, 2014	December 15, 2014	$0.170	(4)
August 4, 2014	October 20, 2014	November 14, 2014	$0.170	(4)
August 4, 2014	September 19, 2014	October 15, 2014	$0.170	(4)
May 6, 2014	August 20, 2014	September 15, 2014	$0.165	(4)
May 6, 2014	July 21, 2014	August 15, 2014	$0.165	(4)
May 6, 2014	June 30, 2014	July 15, 2014	$0.165	(4)
April 21, 2014	June 20, 2014	June 25, 2014	$0.275	(4)
February 26, 2014	May 21, 2014	June 16, 2014	$0.165	(4)
February 26, 2014	April 20, 2014	May 15, 2014	$0.165	(4)
February 26, 2014	March 21, 2014	April 15, 2014	$0.165	(4)
November 6, 2013	February 20, 2014	March 14, 2014	$0.165	(4)
November 6, 2013	January 21, 2014	February 14, 2014	$0.165	(4)
November 6, 2013	December 30, 2013	January 15, 2014	$0.165	(5)

Total			$2.545

	Amount(1)
Fiscal year 2013
Total	$2.660	(5),(6)

Fiscal year 2012
Total	$1.710	(6),(7)

Fiscal year 2011
Total	$1.560	(7)

Fiscal year 2010
Total	$1.500	(8)

Fiscal year 2009
Total	$1.500	(9),(10)

Fiscal year 2008
Total	$1.425	(10)

Fiscal year 2007
Total	$0.330	(11)

Cumulative dividends declared or paid	$19.715

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

(2)
These dividends attributable to fiscal year 2016 were comprised of ordinary income of $1.911 per share, long term capital gain of $0.761 per share, and qualified dividend income of $0.058 per share, and included dividends with a record date during fiscal year 2016, including the dividend declared and accrued as of December 31, 2016 and paid on January 13, 2017, pursuant to the Code.

(3)
These dividends attributable to fiscal year 2015 were comprised of ordinary income of $2.325 per share, long term capital gain of $0.231 per share, and qualified dividend income of $0.105 per share, and included dividends with a record date during fiscal year 2015, including the dividend declared and accrued as of December 31, 2015 and paid on January 15, 2016, pursuant to the Code.

(4)
These dividends attributable to fiscal year 2014 were comprised of ordinary income of $2.083 per share, long term capital gain of $0.419 per share, and qualified dividend income of $0.048 per share, and included dividends with a record date during fiscal year 2014, including the dividend declared and accrued as of December 31, 2014 and paid on January 15, 2015, pursuant to the Code.

(5)
These dividends attributable to fiscal year 2013 were comprised of ordinary income of $1.872 per share, long term capital gain of $0.346 per share, and qualified dividend income of $0.457 per share, and included dividends with a record date during fiscal year 2013, including the dividend declared and accrued as of December 31, 2013 and paid on January 15, 2014, pursuant to the Code.

(6)
These dividends attributable to fiscal year 2012 were comprised of ordinary income of $0.923 per share, long term capital gain of $0.748 per share, and qualified dividend income of $0.054 per share, and included dividends with a record date during fiscal year 2012, including the dividend declared and accrued as of December 31, 2012 and paid on January 15, 2013, pursuant to the Code.

(7)
These dividends attributable to fiscal year 2011 were comprised of ordinary income of $1.253 per share, long term capital gain of $0.373 per share, and qualified dividend income of $0.069 per share, and included dividends with a record date during fiscal year 2011, including the dividend declared and accrued as of December 31, 2011 and paid on January 16, 2012, pursuant to the Code.

(8)
These dividends attributable to fiscal year 2010 were comprised of ordinary income of $1.220 per share, long term capital gain of $0.268 per share, and qualified dividend income of $0.012 per share.

(9)
These dividends attributable to fiscal year 2009 were comprised of ordinary income of $1.218 per share and long term capital gain of $0.157 per share and excluded the $0.125 paid on January 15, 2009 which had been declared and accrued as of December 31, 2008.

(10)
These dividends attributable to fiscal year 2008 were comprised of ordinary income of $0.953 per share and long term capital gain of $0.597 per share, and included dividends with a record date during fiscal year 2008, including the $0.125 per share dividend declared and accrued as of December 31, 2008 and paid on January 15, 2009, pursuant to the Code.

(11)
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

       Including the long-term capital gains discussed above, the following percentages represent the total dividends which are exempt from United States withholding tax.

Payment Dates	Interest-Related Dividends and Short-Term Capital Gain Dividend	Distributions Exempt from U.S. Withholding Tax(1)
2/17/2016	68.96%	75.79%
From 3/15/2016 to 5/16/2016	75.79%	75.79%
From 6/15/2016 to 6/27/2016	75.00%	75.00%
7/15/2016	0.00%	75.00%
8/15/2016	0.00%	92.75%
9/15/2016	0.00%	100.00%
From 10/14/2016 to 11/15/2016	0.00%	70.00%
12/13/2016	66.06%	70.00%
From 12/23/2016 to 1/13/2017	70.00%	70.00%

       To the extent non-U.S. resident taxes were withheld on ordinary dividends distributed, this information may be considered in connection with any claims for refund of such taxes to be filed by the non-U.S. resident shareholder with the Internal Revenue Service.

       To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. We will be subject to a 4% non-deductible U.S. federal excise tax on certain undistributed taxable income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary taxable income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending December 31 in that calendar year and (3) any taxable income recognized, but not distributed, in preceding years on which we paid no U.S. federal income tax. Dividends declared and paid by us in a year will generally differ from taxable income for that year, as such dividends may include the distribution of current year taxable income, less amounts carried over into the following year, and the distribution of prior year taxable income carried over into and distributed in the current year. For amounts we carry over into the following year, we will be required to pay a 4% U.S. federal excise tax on the amount by which 98% of our annual ordinary taxable income and 98.2% of capital gains exceeds our distributions for the year. We may retain for investment some or all of our net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they had received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. In general, our stockholders also would be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable shares of the tax we paid on the capital gains deemed distributed to them. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

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

SALES OF UNREGISTERED SECURITIES

       During the year ended December 31, 2016, we issued a total of 434,631 shares of our common stock under the DRIP. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under the DRIP during 2016 was approximately $14.1 million.

PURCHASES OF EQUITY SECURITIES

       None.

STOCK PERFORMANCE GRAPH

       The following graph compares the stockholder return on our common stock from October 5, 2007 to December 31, 2016 with the S&P 500 Index, the Russell 2000 Index, the KBW Regional Bank Index and the Main Street Peer Group index (as defined below). This comparison assumes $100.00 was invested on October 5, 2007 (the date our common stock began to trade in connection with our initial public offering) in our common stock and in the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

COMPARISON OF STOCKHOLDER RETURN(1)
Among Main Street Capital Corporation, the S&P 500 Index, the Russell 2000 Index, the KBW
Regional Bank Index, and the Main Street Peer Group(2)
(For the Period October 5, 2007 to December 31, 2016)

(1)
Total return includes reinvestment of dividends through December 31, 2016.

(2)
The Main Street Peer Group is composed of American Capital, Ltd., Apollo Investment Corporation, Ares Capital Corporation, BlackRock Capital Investment Corporation, Capitala Finance Corp., Fifth Street Finance Corp., Fifth Street Senior Floating Rate Corp., FS Investment Corporation, Gladstone Investment Corporation, Golub Capital BDC, Inc., Hercules Capital, Inc., Medallion Financial Corp., Medley Capital Corporation, MVC Capital, Inc., New Mountain Finance Corporation, PennantPark Investment Corporation, Prospect Capital Corporation, Solar Capital Ltd., TCP Capital Corp., THL Credit, Inc., TICC Capital Corp., TPG Specialty Lending, Inc. and Triangle Capital Corporation.

Item 6.    Selected Financial Data

       The selected financial and other data as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 have been derived from consolidated financial statements that have been audited by Grant Thornton LLP, an independent registered public accounting firm. You should read this selected financial and other data in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included in this Annual Report on Form 10-K.

	Twelve Months Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands, except per share amounts)
Statement of operations data:
Investment income:
Total interest, fee and dividend income	$178,165	$163,603	$139,939	$115,158	$88,858
Interest from idle funds and other	174	986	824	1,339	1,662

Total investment income	178,339	164,589	140,763	116,497	90,520

Expenses:
Interest	(33,630)	(32,115)	(23,589)	(20,238)	(15,631)
Compensation	(16,408)	(14,852)	(12,337)	(8,560)	—
General and administrative	(9,284)	(8,621)	(7,134)	(4,877)	(2,330)
Share-based compensation	(8,304)	(6,262)	(4,215)	(4,210)	(2,565)
Expenses charged to the External Investment Manager	5,089	4,335	2,048	—	—
Expenses reimbursed to MSCP(1)	—	—	—	(3,189)	(10,669)

Total expenses	(62,537)	(57,515)	(45,227)	(41,074)	(31,195)

Net investment income	115,802	107,074	95,536	75,423	59,325
Total net realized gain (loss) from investments	29,389	(21,316)	23,206	7,277	16,479
Total net realized loss from SBIC debentures	—	—	—	(4,775)	—
Total net change in unrealized appreciation (depreciation) from investments	(6,576)	10,871	(776)	14,503	44,464
Total net change in unrealized appreciation (depreciation) from SBIC debentures and investment in MSCP(1)	(943)	(879)	(10,931)	4,392	(5,004)
Income tax benefit (provision)	1,227	8,687	(6,287)	35	(10,820)

Net increase in net assets resulting from operations	138,899	104,437	100,748	96,855	104,444
Noncontrolling interest	—	—	—	—	(54)

Net increase in net assets resulting from operations attributable to common stock	$138,899	$104,437	$100,748	$96,855	$104,390

Net investment income per share — basic and diluted	$2.23	$2.18	$2.20	$2.06	$2.01
Net increase in net assets resulting from operations attributable to common stock per share — basic and diluted	$2.67	$2.13	$2.31	$2.65	$3.53
Weighted-average shares outstanding — basic and diluted	52,025,002	49,071,492	43,522,397	36,617,850	29,540,114

(1)
Main Street Capital Partners, LLC

	As of December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Balance sheet data:
Assets:
Total portfolio investments at fair value	$1,996,906	$1,799,996	$1,563,330	$1,286,188	$924,431
Marketable securities and idle funds investments	—	3,693	9,067	13,301	28,535
Cash and cash equivalents	24,480	20,331	60,432	34,701	63,517
Interest receivable and other assets	37,123	37,638	46,406	16,054	14,580
Deferred financing costs, net of accumulated amortization	12,645	13,267	14,550	9,931	5,162
Deferred tax asset, net	9,125	4,003	—	—	—

Total assets	$2,080,279	$1,878,928	$1,693,785	$1,360,175	$1,036,225

Liabilities and net assets:
Credit facility	$343,000	$291,000	$218,000	$237,000	$132,000
SBIC debentures at fair value(1)	239,603	223,660	222,781	187,050	211,467
4.50% Notes	175,000	175,000	175,000	—	—
6.125% Notes	90,655	90,738	90,823	90,882	—
Accounts payable and other liabilities	14,205	12,292	10,701	10,549	8,593
Payable for securities purchased	2,184	2,311	14,773	27,088	20,661
Interest payable	4,103	3,959	4,848	2,556	3,562
Dividend payable	10,048	9,074	7,663	6,577	5,188
Deferred tax liability, net	—	—	9,214	5,940	11,778

Total liabilities	878,798	808,034	753,803	567,642	393,249
Total net asset value	1,201,481	1,070,894	939,982	792,533	642,976

Total liabilities and net assets	$2,080,279	$1,878,928	$1,693,785	$1,360,175	$1,036,225

Other data:
Weighted-average effective yield on LMM debt investments(2)	12.5%	12.2%	13.2%	14.7%	14.3%
Number of LMM portfolio companies	73	71	66	62	56
Weighted-average effective yield on Middle Market debt investments(2)	8.5%	8.0%	7.8%	7.8%	8.0%
Number of Middle Market portfolio companies	78	86	86	92	79
Weighted-average effective yield on Private Loan debt investments(2)	9.6%	9.5%	10.1%	11.3%	14.8%
Number of Private Loan portfolio companies	46	40	31	15	9
Expense ratios (as percentage of average net assets):
Total expenses, including income tax expense	5.5%	4.6%	5.8%	5.8%	8.2	%(3)
Operating expenses	5.6%	5.5%	5.1%	5.8%	6.1	%(3)
Operating expenses, excluding interest expense	2.6%	2.4%	2.4%	3.0%	3.0	%(3)

(1)
SBIC debentures for December 31, 2016, 2015, 2014, 2013, and 2012 are $240,000, $225,000, $225,000, $200,200, and $225,000 at par, respectively, with par of $75,200 for December 31, 2016, 2015, 2014 and 2013, and $100,000 for December 31, 2012 recorded at fair value of $74,803, $73,860, $72,981, $62,050, and $86,467 , as of December 31, 2016, 2015, 2014, 2013, and 2012, respectively.

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

       The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

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

       MSC Adviser I, LLC (the "External Investment Manager") was formed in November 2013 as a wholly owned subsidiary of MSCC to provide investment management and other services to parties other than MSCC and its subsidiaries or their portfolio companies ("External Parties") and receive fee income for such services. MSCC has been granted no-action relief by the Securities and Exchange Commission ("SEC") to allow the External Investment Manager to register as a registered investment adviser under Investment Advisers Act of 1940, as amended. Since the External Investment Manager conducts all of its investment management activities for External Parties, it is accounted for as a portfolio investment of MSCC and is not included as a consolidated subsidiary of MSCC in MSCC's consolidated financial statements.

       MSCC has elected to be treated for U.S. federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, MSCC generally will not pay corporate-level U.S. federal income taxes on any net ordinary taxable income or capital gains that it distributes to its stockholders.

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

       The following tables provide a summary of our investments in the LMM, Middle Market and Private Loan portfolios as of December 31, 2016 and 2015 (this information excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of December 31, 2016
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	73	78	46
Fair value	$892.6	$630.6	$342.9
Cost	$760.3	$646.8	$357.7
% of portfolio at cost — debt	69.1%	97.2%	93.5%
% of portfolio at cost — equity	30.9%	2.8%	6.5%
% of debt investments at cost secured by first priority lien	92.1%	89.1%	89.0%
Weighted-average annual effective yield(b)	12.5%	8.5%	9.6%
Average EBITDA(c)	$5.9	$98.6	$22.7

(a)
At December 31, 2016, we had equity ownership in approximately 99% of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 36%.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2016, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares of our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including five LMM portfolio companies, one Middle Market portfolio company and three Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies.

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

       As of December 31, 2016, we had Other Portfolio investments in ten companies, collectively totaling approximately $100.3 million in fair value and approximately $107.1 million in cost basis and which comprised approximately 5.0% of our Investment Portfolio (as defined in "— Critical Accounting Policies — Basis of Presentation" below) at fair value. As of December 31, 2015, we had Other Portfolio investments in ten companies, collectively totaling approximately $74.8 million in fair value and approximately $75.2 million in cost basis and which comprised approximately 4.2% of our Investment Portfolio at fair value.

       As previously discussed, the External Investment Manager is a wholly owned subsidiary that is treated as a portfolio investment. As of December 31, 2016, there was no cost basis in this investment and the investment had a fair value of approximately $30.6 million, which comprised approximately 1.5% of our Investment Portfolio at fair value. As of December 31, 2015, there was no cost basis in this investment and the investment had a fair value of approximately $27.3 million, which comprised approximately 1.5% of our Investment Portfolio at fair value.

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

       Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio. For the years ended December 31, 2016 and 2015, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.5% and 1.4%, respectively.

       During May 2012, we entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income, a non-listed BDC, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow us to own a registered investment adviser, we assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on our ability to meet the source-of-income requirement necessary for us to maintain our RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. Based upon several fee waiver agreements with HMS Income and HMS Adviser, the External Investment Manager did not begin accruing the base management fee and incentive fees, if any, until January 1, 2014. The External Investment Manager has conditionally agreed to waive a limited amount of the incentive fees otherwise earned. During the years ended December 31, 2016, 2015 and 2014, the External Investment Manager earned $9.5 million, $7.8 million and $2.8 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser.

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

CRITICAL ACCOUNTING POLICIES

  Basis of Presentation

       Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For each of the periods presented herein, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of our investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments, and the investment in the External Investment Manager, but excludes all "Marketable securities and idle funds investments." "Marketable securities and idle funds investments" are classified as financial instruments and are reported separately on our consolidated balance sheets and consolidated schedules of investments due to the nature of such investments. Our results of operations and cash flows for the years ended December 31, 2016, 2015 and 2014 and financial position as of December 31, 2016 and 2015, are presented on a consolidated basis. The effects of all intercompany transactions between us and our consolidated subsidiaries have been eliminated in consolidation.

       Under regulations pursuant to Article 6 of Regulation S-X applicable to BDCs and Accounting Standards Codification ("ASC") 946, Financial Services — Investment Companies ("ASC 946"), we are precluded from consolidating other entities in which we have equity investments, including those in which we have a controlling interest, unless the other entity is another investment company. An exception to this general principle in ASC 946 occurs if we hold a controlling interest in an operating company that provides all or substantially all of its services directly to us or to any of our portfolio companies. Accordingly, as noted above, our consolidated financial statements include the financial position and operating results for the Funds and the Taxable Subsidiaries. We have determined that all of our portfolio investments do not qualify for this exception, including the investment in the External Investment Manager. Therefore, our Investment Portfolio is carried on the consolidated balance sheet at fair value with any adjustments to fair value recognized as "Net Change in Unrealized Appreciation (Depreciation)" on the consolidated statements of operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a "Net Realized Gain (Loss)."

  Portfolio Investment Valuation

       The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. As of both December 31, 2016 and 2015, our Investment Portfolio valued at fair value represented approximately 96% of our total assets. We are required to report our investments at fair value. We follow the provisions of Financial Accounting Standards Board ("FASB") ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See "Note B.1. — Valuation of the Investment Portfolio" in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

       Our Board of Directors has the final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our Investment Portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our Investment Portfolio as of December 31, 2016 and 2015 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

  Payment-in-Kind ("PIK") Interest and Cumulative Dividends

       We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the years ended December 31, 2016, 2015 and 2014, (i) approximately 3.6%, 2.2% and 3.3% respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.2%, 1.0%, 1.3%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.

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

  Income Taxes

       MSCC has elected to be treated for U.S. federal income tax purposes as a RIC. MSCC's taxable income includes the taxable income generated by MSCC and certain of its subsidiaries, including the Funds, which are treated as disregarded entities for tax purposes. As a RIC, MSCC generally will not pay corporate-level U.S. federal income taxes on any net ordinary taxable income or capital gains that MSCC distributes to its stockholders. MSCC must generally distribute at least 90% of its "investment company taxable income" (which is generally its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its tax-exempt income to maintain its RIC status (pass-through tax treatment for amounts distributed). As part of maintaining RIC status, undistributed taxable income (subject to a 4% non-deductible U.S. federal excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared on or prior to the later of (i) filing of the U.S. federal income tax return for the applicable fiscal year or (ii) the fifteenth day of the ninth month following the close of the year in which such taxable income was generated.

       The Taxable Subsidiaries primarily hold certain portfolio investments for us. The Taxable Subsidiaries permit us to hold equity investments in portfolio companies which are "pass-through" entities for tax purposes and to continue to comply with the "source-income" requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are consolidated with us for U.S. GAAP financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in our consolidated financial statements as portfolio investments and recorded at fair value. The Taxable Subsidiaries are not consolidated with MSCC for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities, as a result of their ownership of certain portfolio investments. The taxable income, or loss, of the Taxable Subsidiaries may differ from their book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements.

       The Taxable Subsidiaries use the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided, if necessary, against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

       Our external asset management business is conducted through the External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. We have entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with HMS Income. Through this agreement, we share employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. In the first quarter of 2014, we began allocating costs to the External Investment Manager pursuant to the sharing agreement. Our total expenses for the years ended December 31, 2016, 2015 and 2014 are net of expenses allocated to the External Investment Manager of $5.1 million, $4.3 million and $2.0 million, respectively. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses allocated to the External Investment Manager and dividend income from the External Investment Manager. For the years ended December 31, 2016, 2015 and 2014, the total contribution to our net investment income was $7.9 million, $6.5 million and $2.5 million, respectively.

       The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments as of December 31, 2016 and 2015 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	December 31, 2016	December 31, 2015
First lien debt	76.1%	75.8%
Equity	14.5%	13.5%
Second lien debt	7.7%	8.7%
Equity warrants	1.1%	0.9%
Other	0.6%	1.1%

	100.0%	100.0%

Fair Value:	December 31, 2016	December 31, 2015
First lien debt	68.7%	66.1%
Equity	22.6%	24.9%
Second lien debt	7.2%	7.7%
Equity warrants	0.9%	0.6%
Other	0.6%	0.7%

	100.0%	100.0%

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

       The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of December 31, 2016 and 2015:

	As of December 31, 2016		As of December 31, 2015
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in thousands)
1	$253,420	28.4%	$332,606	38.6%
2	258,085	28.9%	143,268	16.6%
3	294,807	33.0%	277,160	32.1%
4	75,433	8.5%	107,926	12.5%
5	10,847	1.2%	1,750	0.2%

Total	$892,592	100.0%	$862,710	100.0%

       Based upon our investment rating system, the weighted-average rating of our LMM portfolio was approximately 2.3 and 2.2 as of December 31, 2016 and 2015, respectively.

       As of December 31, 2016, our total Investment Portfolio had four investments on non-accrual status, which comprised approximately 0.6% of its fair value and 3.0% of its cost. As of December 31, 2015, our total Investment Portfolio had six investments on non-accrual status, which comprised approximately 0.4% of its fair value and 3.7% of its cost.

       The operating results of our portfolio companies are impacted by changes in the broader fundamentals of the United States economy. In the event that the United States economy contracts, it is likely that the financial results of small to mid-sized companies, like those in which we invest, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements, to an increase in defaults on our debt investments and to difficulty in maintaining historical dividend payment rates on our equity investments. Consequently, we can provide no assurance that the performance of certain portfolio companies will not be negatively impacted by economic cycles or other conditions, which could also have a negative impact on our future results.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

  Comparison of the year ended December 31, 2016 and 2015

	Twelve Months Ended December 31,		Net Change
	2016	2015	Amount	%
	(dollars in thousands)
Total investment income	$178,339	$164,589	$13,750	8%
Total expenses	(62,537)	(57,515)	(5,022)	9%

Net investment income	115,802	107,074	8,728	8%
Net realized gain (loss) from investments	29,389	(21,316)	50,705
Net change in net unrealized appreciation (depreciation) from:
Portfolio investments	(8,305)	11,048	(19,353)
SBIC debentures and marketable securities and idle funds	786	(1,056)	1,842

Total net change in net unrealized appreciation (depreciation)	(7,519)	9,992	(17,511)
Income tax benefit	1,227	8,687	(7,460)

Net increase in net assets resulting from operations	$138,899	$104,437	$34,462	33%

	Twelve Months Ended December 31,		Net Change
	2016	2015	Amount	%
	(dollars in thousands, except per share amounts)
Net investment income	$115,802	$107,074	$8,728	8%
Share-based compensation expense	8,304	6,262	2,042	33%

Distributable net investment income(a)	$124,106	$113,336	$10,770	10%

Net investment income per share — Basic and diluted	$2.23	$2.18	$0.05	2%

Distributable net investment income per share — Basic and diluted(a)	$2.39	$2.31	$0.08	3%

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

  Investment Income

       For the year ended December 31, 2016, total investment income was $178.3 million, an 8% increase over the $164.6 million of total investment income for the corresponding period of 2015. This comparable period increase was principally attributable to (i) a $7.4 million increase in interest income primarily related to higher average levels of portfolio debt investments and (ii) a $7.9 million increase in dividend income from Investment Portfolio equity investments, partially offset by (i) a $0.7 million decrease in fee income and (ii) a $0.8 million decrease in investment income from Marketable securities and idle funds investments. The $13.8 million increase in total investment income in the year ended December 31, 2016 includes an increase of $1.7 million related to dividend income activity from portfolio companies that is considered to be less consistent on a recurring basis or non-recurring during the period when compared to the same period in 2015, partially offset by a decrease of $0.4 million primarily related to lower accelerated prepayment and repricing activity for certain Investment Portfolio debt investments when compared to the same period in 2015.

  Expenses

       For the year ended December 31, 2016, total expenses increased to $62.5 million from $57.5 million for the corresponding period of 2015. This comparable period increase in operating expenses was principally attributable to (i) a $2.0 million increase in share-based compensation expense, (ii) a $1.6 million increase in compensation expense related to increases in the number of personnel, base compensation levels and incentive compensation accruals, (iii) a $1.5 million increase in interest expense, primarily due to an increase in interest expense on the Credit Facility due to the higher average interest rate and balance outstanding in the year ended December 31, 2016 and (iv) a $0.7 million increase in general and administrative expenses, with these increases partially offset by a $0.8 million increase in the expenses allocated to the External Investment Manager, in each case when compared to the same period in the prior year. For the year ended December 31, 2016, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.5% compared to 1.4% for the year ended December 31, 2015.

  Net Investment Income

       Net investment income for the year ended December 31, 2016 was $115.8 million, or an 8% increase, compared to net investment income of $107.1 million for the corresponding period of 2015. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses as discussed above.

  Distributable Net Investment Income

       For the year ended December 31, 2016, distributable net investment income increased 10% to $124.1 million, or $2.39 per share, compared with $113.3 million, or $2.31 per share, in the corresponding period of 2015. The increase in distributable net investment income was primarily due to the higher level of total investment income, partially offset by higher operating expenses both as discussed above. Distributable net investment income on a per share basis for the year ended December 31, 2016 reflects an increase of approximately $0.03 per share from the comparable period in 2015 attributable to the increase in dividend income that is considered to be less consistent on a recurring basis or non-recurring, partially offset by (i) a decrease of approximately $0.01 per share from the comparable period in 2015 attributable to the net decrease in the comparable levels of accelerated prepayment, repricing and other activity for certain Investment Portfolio debt investments and (ii) a greater number of average shares outstanding compared to the corresponding period in 2015 primarily due to the March 2015 equity offering, shares issued through the

ATM Program (as defined in "— Liquidity and Capital Resources — Capital Resources" below) and shares issued pursuant to our restricted stock plan and dividend reinvestment plan.

  Net Increase in Net Assets Resulting from Operations

       The net increase in net assets resulting from operations during the year ended December 31, 2016 was $138.9 million, or $2.67 per share, compared with $104.4 million, or $2.13 per share, during the year ended December 31, 2015. This $34.5 million increase from the same period in the prior year period was primarily the result of (i) a $50.7 million increase in the net realized gain (loss) from investments from a net realized loss of $21.3 million during the year ended December 31, 2015 to a net realized gain of $29.4 million for the year ended December 31, 2016 and (ii) an $8.7 million increase in net investment income as discussed above, partially offset by (i) a $17.5 million decrease in net change in unrealized appreciation (depreciation), including accounting reversals relating to the realized gains (losses), from net unrealized appreciation of $10.0 million for the year ended December 31, 2015 to net unrealized depreciation of $7.5 million for the year ended December 31, 2016 and (ii) a $7.5 million decrease in the income tax benefit from the same period in the prior year. The net realized gain of $29.4 million for the year ended December 31, 2016 was primarily the result of (i) the net realized gain of $57.5 million on the exit five LMM investments and (ii) the net realized gain of $4.2 million due to activity in our Other Portfolio, partially offset by (i) the realized loss of $9.6 million on the exit of three Private Loan investments, (ii) the realized loss of $17.0 million related to the restructuring of five Middle Market investments, (iii) the net realized loss of $4.7 million on the exit of two Middle Market investments and (iv) the realized loss of $1.6 million on the exit of a Marketable securities and idle funds investment.

       The following table provides a summary of the total net unrealized depreciation of $7.5 million for the year ended December 31, 2016:

	Twelve Months Ended December 31, 2016
	LMM(a)	Middle Market	Private Loan	Other(b)	Total
	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains)/losses recognized during period	$(53.1)	$25.7	$9.5	$(3.5)	$(21.4)
Net change in unrealized appreciation (depreciation) relating to portfolio investments	8.2	8.4	(4.0)	0.5	13.1

Total net change in unrealized appreciation (depreciation) relating to portfolio investments	$(44.9)	$34.1	$5.5	$(3.0)	$(8.3)

Net change in unrealized appreciation relating to marketable securities					1.7
Unrealized depreciation relating to SBIC debentures(c)					(0.9)

Total net change in unrealized appreciation (depreciation)					$(7.5)

(a)
LMM includes unrealized appreciation on 31 LMM portfolio investments and unrealized depreciation on 27 LMM portfolio investments.

(b)
Other includes $3.3 million of unrealized appreciation relating to the External Investment Manager offset by $2.8 million of net unrealized depreciation relating to the Other Portfolio.

(c)
Relates to unrealized depreciation on the SBIC debentures held by MSC II which are accounted for on a fair value basis.

       The income tax benefit for the year ended December 31, 2016 of $1.2 million principally consisted of a deferred tax benefit of $3.3 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences, partially offset by other current tax expense related to (i) a $1.7 million accrual for excise tax on our estimated undistributed taxable income and (ii) other current tax expense of $0.4 million related to accruals for U.S. federal and state income taxes.

  Comparison of years ended December 31, 2015 and 2014

	Twelve Months Ended December 31,		Net Change
	2015	2014	Amount	%
	(dollars in thousands)
Total investment income	$164,589	$140,763	$23,826	17%
Total expenses	(57,515)	(45,227)	(12,288)	27%

Net investment income	107,074	95,536	11,538	12%
Net realized gain (loss) from investments	(21,316)	23,206	(44,522)
Net change in net unrealized appreciation (depreciation) from:
Portfolio investments	11,048	(824)	11,872
SBIC debentures and marketable securities and idle funds	(1,056)	(10,883)	9,827

Total net change in net unrealized appreciation (depreciation)	9,992	(11,707)	21,699
Income tax benefit (provision)	8,687	(6,287)	14,974

Net increase in net assets resulting from operations	$104,437	$100,748	$3,689	4%

	Twelve Months Ended December 31,		Net Change
	2015	2014	Amount	%
	(dollars in thousands, except per share amounts)
Net investment income	$107,074	$95,536	$11,538	12%
Share-based compensation expense	6,262	4,215	2,047	49%

Distributable net investment income(a)	$113,336	$99,751	$13,585	14%

Net investment income per share — Basic and diluted	$2.18	$2.20	$(0.02)	(1)%

Distributable net investment income per share — Basic and diluted(a)	$2.31	$2.29	$0.02	1%

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

  Net Increase in Net Assets Resulting from Operations

       The net increase in net assets resulting from operations during the year ended December 31, 2015 was $104.4 million, or $2.13 per share, compared with $100.7 million, or $2.31 per share, during the year ended December 31, 2014. This increase from the prior year period was primarily the result of (i) a $11.5 million increase in net investment income as discussed above and (ii) a $21.7 million increase in net change in unrealized appreciation (depreciation), including accounting reversals relating to the realized gains (losses), to net unrealized appreciation of $10.0 million for the year ended December 31, 2015 and (iii) a $15.0 million increase due to the change in the income tax benefit (provision) from the prior year period to an income tax benefit of $8.7 million for the year ended December 31, 2015, with these changes partially offset by a $44.5 million decrease due to the change in the net realized gain (loss) from investments from a net realized gain of $23.2 million during the year ended December 31, 2014 to a net realized loss of $21.3 million for the year ended December 31, 2015. The net realized loss of $21.3 million for the year ended December 31, 2015 was primarily the result of (i) the net realized losses relating to the restructure of two Private Loan investments totaling $13.8 million and two Middle Market investments totaling $9.1 million, (ii) the net realized loss on the exit of a Private Loan investment of $4.7 million and (iii) the exits of several Marketable securities and idle funds investments of $1.4 million, partially offset by the net realized gains on the exits of three LMM investments totaling $5.4 million and from an Other Portfolio investment of $2.5 million.

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

       The income tax benefit for the year ended December 31, 2015 of $8.7 million principally consisted of a deferred tax benefit of $11.7 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in net operating loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences, partially offset by other current taxes of $3.0 million, which includes $1.8 million related to accruals for U.S. federal income, state and other taxes and $1.2 million for excise taxes.

  Liquidity and Capital Resources

  Cash Flows

       For the year ended December 31, 2016, we experienced a net increase in cash and cash equivalents in the amount of approximately $4.1 million, which is the result of approximately $42.7 million of cash used by our operating activities and approximately $46.9 million of cash provided by financing activities.

       During the period, we used $42.7 million of cash from our operating activities, which resulted primarily from (i) cash flows we generated from the operating profits earned through our operating activities totaling $107.8 million, which is our $124.1 million of distributable net investment income, excluding the non-cash effects of the accretion of unearned income of $10.2 million, payment-in-kind interest income of $6.5 million, cumulative dividends of $2.2 million and the amortization expense for deferred financing costs of $2.6 million, (ii) cash uses totaling $641.7 million which primarily resulted from (a) the funding of new portfolio company investments and settlement of accruals for portfolio investments existing as of December 31, 2015, which collectively total $641.2 million, and (b) $0.5 million from the purchase of Marketable securities and idle funds investments and (iii) cash proceeds totaling $491.2 million from (a) $486.2 million in cash proceeds from the sales and repayments of debt investments and sales of and return on capital of equity investments and (b) $4.3 million of cash proceeds from the sale of Marketable securities and idle funds investments and (c) $0.7 million related to increases in payables and accruals.

       During the year ended December 31, 2016, $46.9 million in cash was provided by financing activities, which principally consisted of (i) $112.0 million in net cash proceeds from the ATM Program (described below), (ii) $52.0 million in net cash proceeds from the Credit Facility and (iii) $15.0 million in cash proceeds from issuance of SBIC debentures, partially offset by (i) $127.5 million in cash dividends paid to stockholders, (ii) $2.6 million for purchases of vested restricted stock from employees to satisfy their tax withholding requirements upon the vesting of such restricted stock and (iii) $2.0 million for payment of deferred loan costs, SBIC debenture fees and other costs.

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

       During the year ended December 31, 2015, $91.3 million in cash was provided by financing activities, which principally consisted of (i) $132.0 million in net cash proceeds from a public equity offering in March 2015 and through equity issuances under the ATM Program (described below) in the fourth quarter of 2015 and (ii) $73.0 million in net cash proceeds from the Credit Facility, partially offset by (iii) $110.7 million in cash dividends paid to stockholders and (iv) $3.0 million for payment of deferred loan costs, SBIC debenture fees and other costs.

  Capital Resources

       As of December 31, 2016, we had $24.5 million in cash and cash equivalents and $212.0 million of unused capacity under the Credit Facility, which we maintain to support our investment and operating activities. As of December 31, 2016, our net asset value totaled $1,201.5 million, or $22.10 per share.

       The Credit Facility, which provides additional liquidity to support our investment and operational activities, provides for commitments of $555.0 million from a diversified group of fourteen lenders. The Credit Facility was amended during 2016 to extend the maturity one year to September 2021. The Credit Facility also contains an accordion feature which allows us to increase the total commitments under the facility to up to $750.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

       Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis at a rate equal to the applicable LIBOR rate (0.77% as of December 31, 2016) plus (i) 1.875% (or the applicable base rate (Prime Rate of 3.75% as of December 31, 2016) plus 0.875%) as long as we maintain an investment grade rating and meet certain agreed upon excess collateral and maximum leverage requirements, (ii) 2.0% (or the applicable base rate plus 1.0%) if we maintain an investment grade rating but do not meet certain excess collateral and maximum leverage requirements or (iii) 2.25% (or the applicable base rate plus 1.25%) if we do not maintain an investment grade rating. We pay unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio of at least 1.5 to 1.0 and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2021, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval. As of December 31, 2016, we had $343.0 million in borrowings outstanding under the Credit Facility, the interest rate on the Credit Facility was 2.5% and we were in compliance with all financial covenants of the Credit Facility.

       Due to each of the Funds' status as a licensed SBIC, we have the ability to issue, through the Funds, debentures guaranteed by the SBA at favorable interest rates and favorable terms and conditions. In addition, in December 2015, the 2016 omnibus spending bill approved by Congress and signed into law by the President increased the amount of SBA-guaranteed debentures that affiliated SBIC funds can have outstanding from $225.0 million to $350.0 million. This new legislation allowed us to issue additional SBIC debentures, subject to SBA approval, above the $225.0 million that we had outstanding prior to the legislation. In August 2016, we received a license from the SBA to form and operate a third SBIC, which at the time provided us with access up to an additional $125.0 million of long-term, fixed interest rate debt capital through the issuance of SBA-guaranteed debentures. During the year ended December 31, 2016, we have issued $15.0 million of SBIC debentures, leaving $110.0 million of remaining capacity under our SBIC licenses. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semiannually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. On December 31, 2016, through our three wholly owned SBICs, we had $240.0 million of outstanding SBIC debentures guaranteed by the SBA, which bear a weighted-average annual fixed interest rate of approximately 4.1%, paid semiannually, and mature ten years from issuance. The first maturity related to our SBIC debentures occurs in 2017, and the weighted-average remaining duration is approximately 4.9 years as of December 31, 2016.

       In April 2013, we issued $92.0 million, including the underwriters' full exercise of their over-allotment option, in aggregate principal amount of the 6.125% Notes (the "6.125% Notes"). The 6.125% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 6.125% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 6.125% Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at our option on or after April 1, 2018. We may from time to time repurchase 6.125% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of December 31, 2016, the outstanding balance of the 6.125% Notes was $90.7 million.

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

       In November 2014, we issued $175.0 million in aggregate principal amount of the 4.50% Notes (the "4.50% Notes") at an issue price of 99.53%. The 4.50% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes mature on December 1, 2019, and may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. The 4.50% Notes bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year, beginning June 1, 2015. We may from time to time repurchase 4.50% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of December 31, 2016, the outstanding balance of the 4.50% Notes was $175.0 million.

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

       During November 2015, we commenced a program with certain selling agents through which we can sell shares of our common stock by means of at-the-market offerings from time to time (the "ATM Program"). During the year ended December 31, 2015, we sold 140,568 shares of our common stock at a weighted-average price of $31.98 per share and raised $4.5 million of gross proceeds under the ATM Program. Net proceeds were $4.3 million after commissions to the selling agents on shares sold and offering costs.

       During the year ended December 31, 2016, we sold 3,324,646 shares of our common stock at a weighted-average price of $34.17 per share and raised $113.6 million of gross proceeds under the ATM Program. Net proceeds were $112.0 million after commissions to the selling agents on shares sold and offering costs. As of December 31, 2016, sales transactions representing 42,413 shares had not settled and are not included in shares issued and outstanding on the face of the consolidated balance sheet, but are included in the weighted-average shares outstanding in the consolidated statement of operations and in the shares used to calculate our net asset value per share. As of December 31, 2016, 1,534,786 shares were available for sale under the ATM Program.

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

       Although we have been able to secure access to additional liquidity, including through the Credit Facility, public debt issuances, leverage available through the SBIC program and equity offerings, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

  Recently Issued or Adopted Accounting Standards

       In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) — Narrow-Scope Improvements and Practical Expedients, which clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters. The new guidance will be effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Early adoption would be permitted for annual reporting periods beginning after December 15, 2016. We expect to identify similar performance obligations under ASC 606 as compared with deliverables and separate units of account previously identified. As a result, we expect timing of our revenue recognition to remain the same.

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

       In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right of use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The new guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. Early application is permitted. While we continue to assess the effect of adoption, we currently believe the most significant change relates to the recognition of a new right-of-use asset and lease liability on our consolidated balance sheet for our office space operating lease. We currently have one operating lease for office space and do not expect a significant change in our leasing activity between now and adoption. See further discussion of our operating lease obligation in "Note N — Commitments and Contingences" in the notes to the consolidated financial statements.

       In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. The Company elected to early adopt this standard during the three months ended March 31, 2016. See further discussion of the impact of the adoption of this standard in "Note B.8. — Summary of Significant Accounting Policies — Share-based Compensation" in the notes to consolidated financial statements

       In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods therein. Early application is permitted. The impact of the adoption of this new accounting standard on our consolidated financial statements is not expected to be material.

       From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. We believe that the impact of recently issued standards and any that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

  Inflation

       Inflation has not had a significant effect on our results of operations in any of the reporting periods presented herein. However, our portfolio companies have experienced, and may in the future experience, the impacts of inflation on their operating results, including periodic escalations in their costs for labor, raw materials and third-party services and required energy consumption.

  Off-Balance Sheet Arrangements

       We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At December 31, 2016, we had a total of $120.2 million in outstanding commitments comprised of (i) 28 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) eight investments with equity capital commitments that had not been fully called.

  Contractual Obligations

       As of December 31, 2016, the future fixed commitments for cash payments in connection with our SBIC debentures, the 4.50% Notes, the 6.125% Notes and rent obligations under our office lease for each of the next five years and thereafter are as follows:

	2017	2018	2019	2020	2021	Thereafter	Total
SBIC debentures	$15,000	$10,200	$20,000	$55,000	$40,000	$99,800	$240,000
Interest due on SBIC debentures(1)	9,757	8,538	8,216	7,018	4,472	9,176	47,177
Notes 6.125%	—	—	—	—	—	90,655	90,655
Interest due on 6.125% Notes	5,553	5,553	5,553	5,553	5,553	6,939	34,704
4.50% Notes	—	—	175,000	—	—	—	175,000
Interest due on 4.50% Notes	7,875	7,875	7,875	—	—	—	23,625
Operating Lease Obligation(2)	185	683	749	763	777	4,959	8,116

Total	$38,370	$32,849	$217,393	$68,334	$50,802	$211,529	$619,277

(1)
The interest due on the $15.0 million of SBIC debentures drawn in 2016 does not have a final rate that has been fixed by the SBA as of December 31, 2016. In March 2017, the final rate for these SBIC debentures will be determined and, thereafter, the rate will be fixed for the ensuing 10 years. For this $15.0 million of the SBIC debentures, the table above assumes a ten year fixed rate from March 2017 to maturity based on the most recent fixed rate charged by the SBA. The rates and related future interest payments for these debentures will be adjusted once the final rate is determined.

(2)
Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to FASB ASC 840, as may be modified or supplemented.

       As of December 31, 2016, we had $343.0 million in borrowings outstanding under our Credit Facility, and the Credit Facility is currently scheduled to mature in September 2021. The Credit Facility contains two, one-year extension options which could extend the maturity to September 2023, subject to lender approval. See further discussion of the Credit Facility terms in "— Liquidity and Capital Resources — Capital Resources."

  Related Party Transactions

       As discussed further above, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of our Investment Portfolio. At December 31, 2016, we had a receivable of approximately $2.4 million due from the External Investment Manager which included approximately $1.6 million primarily related to operating expenses incurred by us required to support the External Investment Manager's business, along with dividends declared but not paid by the External Investment Manager of approximately $0.7 million.

       In November 2015, our Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the "2015 Deferred Compensation Plan"). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the "2013 Deferred Compensation Plan"). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors' fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of December 31, 2016, $2.0 million of compensation and directors' fees had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $1.7 million was deferred into phantom Main Street stock units, representing 55,866 shares of our common stock. Including phantom stock units issued through dividend reinvestment, the phantom stock units outstanding as of December 31, 2016 represented 64,839 shares of our common stock. Any amounts deferred under the plan represented by phantom stock units will not be issued or included as outstanding on the consolidated statement of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but are included in operating expenses and weighted-average shares outstanding in our consolidated statement of operations as earned.

  Recent Developments

       In January 2017, we led a new portfolio investment to facilitate the majority recapitalization of NuStep, Inc. ("NuStep"), the leading manufacturer of recumbent cross-trainers focused primarily on the physical therapy, physical rehabilitation and active aging markets. We, along with HMS Income, partnered with the NuStep's management team to facilitate the recapitalization of NuStep, with us funding $30.8 million in a combination of first-lien, senior secured term debt and direct equity investment. Headquartered in Ann Arbor, Michigan, NuStep serves customers across a variety of end markets, including physical therapy and rehabilitation clinics, skilled nursing facilities, fitness centers, hospitals, retirement communities and individual consumers. NuStep manufactures all of its products at its manufacturing facilities in Ann Arbor and sells its products throughout the United States and across a wide variety of international markets.

       In February 2017, we led a new portfolio investment to facilitate the management-led buyout of Charps Welding & Fabricating, Inc. ("Charps"), a premier specialty contractor focused on the maintenance, repair, fabrication and construction of oil and gas pipelines. We, along with HMS Income, partnered with the Charps' management team to facilitate the buyout, with us funding $18.8 million in a combination of first-lien, senior secured term debt and a direct equity investment. Headquartered in Clearbrook, Minnesota, and founded in 1999, Charps provides various pipeline services to customers focused on energy transmission and distribution. Charps primarily performs work in the Midwest, Ohio Valley and Eastern U.S., and its pipeline services include pipeline integrity services, emergency response, hydrostatic testing, existing line replacement, pipeline fabrication and new construction and installation.

       During February 2017, we declared regular monthly dividends of $0.185 per share for each of April, May and June 2017. These regular monthly dividends equal a total of $0.555 per share for the second quarter of 2017. The second quarter 2017 regular monthly dividends represent a 2.8% increase from the dividends declared for the second quarter of 2016. Including the dividends declared for the second quarter of 2017, we will have paid $19.715 per share in cumulative dividends since our October 2007 initial public offering.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

       We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and Marketable securities and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent that any debt investments include floating interest rates. The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of December 31, 2016, approximately 65% of our debt investment portfolio (at cost) bore interest at floating rates, 98% of which were subject to contractual minimum interest rates. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the interest rates on our outstanding SBIC debentures, 4.50% Notes and 6.125% Notes, which comprise the majority of our outstanding debt, are fixed for the life of such debt. As of December 31, 2016, we had not entered into any interest rate hedging arrangements. The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of December 31, 2016.

Basis Point Change	Increase in Interest Income	Increase in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	(dollars in thousands)
25	$2,084	$(858)	$1,227	$0.02
50	4,430	(1,715)	2,715	0.05
100	9,299	(3,430)	5,869	0.11
150	14,201	(5,145)	9,056	0.17
200	19,138	(6,860)	12,278	0.23
300	29,010	(10,290)	18,720	0.34
400	38,903	(13,720)	25,183	0.46

       The hypothetical results would also be impacted by the changes in the amount of debt outstanding under our Credit Facility (with an increase (decrease) in the debt outstanding under the Credit Facility resulting in an (increase) decrease in the hypothetical interest expense).

Item 8.    Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders' of
Main Street Capital Corporation

       We have audited the accompanying consolidated balance sheets of Main Street Capital Corporation (a Maryland corporation) and subsidiaries (the "Company"), including the consolidated schedule of investments, as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in net assets and cash flows for each of three years in the period ended December 31, 2016 and the financial highlights (see Note I) for each of the five years in the period ended December 31, 2016. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

       We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included verification by confirmation of securities as of December 31, 2016 and 2015, by correspondence with the portfolio companies and custodians, or by other appropriate auditing procedures where replies where not received. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Main Street Capital Corporation and subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, and the financial highlights for each of the five years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

       We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ GRANT THORNTON LLP

Dallas, Texas
February 24, 2017

 Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders' of
Main Street Capital Corporation

       We have audited internal control over financial reporting of Main Street Capital Corporation (a Maryland corporation) and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

       In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO.

       We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company, including the consolidated schedule of investments, as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets and cash flows, for each of the three years in the period ended December 31, 2016 and the financial highlights (see Note I) for each of the five years in the period ended December 31, 2016, and our report dated February 24, 2017, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Dallas, Texas
February 24, 2017

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	December 31, 2016	December 31, 2015
ASSETS
Portfolio investments at fair value:
Control investments (cost: $439,674 and $387,727 as of December 31, 2016 and 2015, respectively)	$594,282	$555,011
Affiliate investments (cost: $394,699 and $333,728 as of December 31, 2016 and 2015, respectively)	375,948	350,519
Non-Control/Non-Affiliate investments (cost: $1,037,510 and $945,187 as of December 31, 2016 and 2015, respectively)	1,026,676	894,466

Total portfolio investments (cost: $1,871,883 and $1,666,642 as of December 31, 2016 and 2015, respectively)	1,996,906	1,799,996
Marketable securities and idle funds investments (cost: $0 and $5,407 as of December 31, 2016 and 2015, respectively)	—	3,693

Total investments (cost: $1,871,883 and $1,672,049 as of December 31, 2016 and 2015, respectively)	1,996,906	1,803,689
Cash and cash equivalents	24,480	20,331
Interest receivable and other assets	35,133	27,737
Receivable for securities sold	1,990	9,901
Deferred financing costs (net of accumulated amortization of $11,547 and $8,965 as of December 31, 2016 and 2015, respectively)	12,645	13,267
Deferred tax asset, net	9,125	4,003

Total assets	$2,080,279	$1,878,928

LIABILITIES
Credit facility	$343,000	$291,000
SBIC debentures (par: $240,000 ($15,000 due within one year) and $225,000 as of December 31, 2016 and 2015, respectively. Par of $75,200 is recorded at a fair value of $74,803 and $73,860 as of December 31, 2016 and 2015, respectively)	239,603	223,660
4.50% Notes	175,000	175,000
6.125% Notes	90,655	90,738
Accounts payable and other liabilities	14,205	12,292
Payable for securities purchased	2,184	2,311
Interest payable	4,103	3,959
Dividend payable	10,048	9,074

Total liabilities	878,798	808,034
Commitments and contingencies (Note N)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 54,312,444 and 50,413,744 shares issued and outstanding as of December 31, 2016 and 2015, respectively)	543	504
Additional paid-in capital	1,143,883	1,011,467
Accumulated net investment income, net of cumulative dividends of $521,297 and $417,347 as of December 31, 2016 and 2015, respectively	19,033	7,181
Accumulated net realized gain from investments (accumulated net realized gain from investments of $48,394 before cumulative dividends of $107,281 as of December 31, 2016 and accumulated net realized gain from investments of $19,005 before cumulative dividends of $68,658 as of December 31, 2015)	(58,887)	(49,653)
Net unrealized appreciation, net of income taxes	96,909	101,395

Total net assets	1,201,481	1,070,894

Total liabilities and net assets	$2,080,279	$1,878,928

NET ASSET VALUE PER SHARE	$22.10	$21.24

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(dollars in thousands, except shares and per share amounts)

	Twelve Months Ended December 31,
	2016	2015	2014
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$52,221	$49,832	$40,122
Affiliate investments	37,702	27,200	26,151
Non-Control/Non-Affiliate investments	88,242	86,571	73,666

Interest, fee and dividend income	178,165	163,603	139,939
Interest, fee and dividend income from marketable securities and idle funds investments	174	986	824

Total investment income	178,339	164,589	140,763
EXPENSES:
Interest	(33,630)	(32,115)	(23,589)
Compensation	(16,408)	(14,852)	(12,337)
General and administrative	(9,284)	(8,621)	(7,134)
Share-based compensation	(8,304)	(6,262)	(4,215)
Expenses allocated to the External Investment Manager	5,089	4,335	2,048

Total expenses	(62,537)	(57,515)	(45,227)

NET INVESTMENT INCOME	115,802	107,074	95,536
NET REALIZED GAIN (LOSS):
Control investments	32,220	(582)	(10)
Affiliate investments	25,167	5,827	12,019
Non-Control/Non-Affiliate investments	(26,317)	(25,147)	11,257
Marketable securities and idle funds investments	(1,681)	(1,414)	(60)

Total net realized gain (loss)	29,389	(21,316)	23,206

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION):
Portfolio investments	(8,305)	11,048	(824)
Marketable securities and idle funds investments	1,729	(177)	48
SBIC debentures	(943)	(879)	(10,931)

Total net change in unrealized appreciation (depreciation)	(7,519)	9,992	(11,707)

INCOME TAXES:
Federal and state income, excise and other taxes	(2,089)	(2,964)	(3,013)
Deferred taxes	3,316	11,651	(3,274)

Income tax benefit (provision)	1,227	8,687	(6,287)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$138,899	$104,437	$100,748

NET INVESTMENT INCOME PER SHARE — BASIC AND DILUTED	$2.23	$2.18	$2.20

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE — BASIC AND DILUTED	$2.67	$2.13	$2.31

DIVIDENDS PAID PER SHARE:
Regular monthly dividends	$2.175	$2.100	$1.995
Supplemental dividends	0.550	0.550	$0.550

Total dividends	$2.725	$2.650	$2.545

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	52,025,002	49,071,492	43,522,397

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except shares)

	Common Stock				Accumulated Net Realized Gain From Investments, Net of Dividends	Net Unrealized Appreciation from Investments, Net of Income Taxes
				Accumulated Net Investment Income, Net of Dividends
	Number of Shares	Par Value	Additional Paid-In Capital				Total Net Asset Value
Balances at December 31, 2013	39,852,604	$398	$694,981	$22,778	$(26,334)	$100,710	$792,533
Public offering of common stock, net of offering costs	4,600,000	46	139,651	—	—	—	139,697
Share-based compensation	—	—	4,215	—	—	—	4,215
Purchase of vested stock for employee payroll tax withholding	(46,955)	—	(1,495)	—	—	—	(1,495)
Dividend reinvestment	468,417	5	14,951	—	—	—	14,956
Amortization of directors' deferred compensation	—	—	297	—	—	—	297
Issuance of restricted stock, net of forfeited shares	205,084	2	(2)	—	—	—	—
Tax benefit related to vesting of restricted shares	—	—	1,008	—	—	—	1,008
Dividends to stockholders	—	—	—	(94,649)	(17,328)	—	(111,977)
Net increase (loss) resulting from operations	—	—	—	95,536	23,206	(17,994)	100,748

Balances at December 31, 2014	45,079,150	$451	$853,606	$23,665	$(20,456)	$82,716	$939,982

Balances at December 31, 2014	45,079,150	$451	$853,606	$23,665	$(20,456)	$82,716	$939,982
Public offering of common stock, net of offering costs	4,510,568	46	132,003	—	—	—	132,049
Share-based compensation	—	—	6,262	—	—	—	6,262
Purchase of vested stock for employee payroll tax withholding	(54,840)	(1)	(1,739)	—	—	—	(1,740)
Dividend reinvestment	636,079	6	19,348	—	—	—	19,354
Amortization of directors' deferred compensation	—	—	423	—	—	—	423
Issuance of restricted stock, net of forfeited shares	242,787	2	(2)	—	—	—	—
Other	—	—	1,566	—	—	—	1,566
Dividends to stockholders	—	—	—	(123,558)	(7,881)	—	(131,439)
Net increase (loss) resulting from operations	—	—	—	107,074	(21,316)	18,679	104,437

Balances at December 31, 2015	50,413,744	$504	$1,011,467	$7,181	$(49,653)	$101,395	$1,070,894

Balances at December 31, 2015	50,413,744	$504	$1,011,467	$7,181	$(49,653)	$101,395	$1,070,894
Public offering of common stock, net of offering costs	3,324,646	33	112,006	—	—	—	112,039
Share-based compensation	—	—	8,304	—	—	—	8,304
Purchase of vested stock for employee payroll tax withholding	(80,750)	(1)	(2,592)	—	—	—	(2,593)
Dividend reinvestment	434,631	4	14,073	—	—	—	14,077
Amortization of directors' deferred compensation	—	—	628	—	—	—	628
Issuance of restricted stock, net of forfeited shares	262,586	3	(3)	—	—	—	—
Dividends to stockholders	—	—	—	(103,950)	(38,623)	—	(142,573)
Cumulative-effect to retained earnings for excess tax benefit	—	—	—	—	—	1,806	1,806
Net increase (loss) resulting from operations	—	—	—	115,802	29,389	(6,292)	138,899

Balances at December 31, 2016	54,354,857	$543	$1,143,883	$19,033	$(58,887)	$96,909	$1,201,481

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(dollars in thousands)

	Twelve Months Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$138,899	$104,437	$100,748
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(641,197)	(838,441)	(831,192)
Proceeds from sales and repayments of debt investments in portfolio companies	409,542	570,454	512,084
Proceeds from sales and return of capital of equity investments in portfolio companies	76,731	34,780	42,585
Investments in marketable securities and idle funds investments	(523)	(5,767)	(22,691)
Proceeds from sales and repayments of marketable securities and idle funds investments	4,316	9,529	26,958
Net change in net unrealized (appreciation) depreciation	7,519	(9,992)	11,707
Net realized (gain) loss	(29,389)	21,316	(23,206)
Accretion of unearned income	(10,211)	(8,940)	(10,491)
Payment-in-kind interest	(6,497)	(3,624)	(4,685)
Cumulative dividends	(2,200)	(1,607)	(1,815)
Share-based compensation expense	8,304	6,262	4,215
Amortization of deferred financing costs	2,582	2,553	1,740
Deferred tax (benefit) provision	(3,316)	(11,651)	3,274
Changes in other assets and liabilities:
Interest receivable and other assets	(2,564)	(3,220)	(6,686)
Interest payable	144	(889)	2,292
Accounts payable and other liabilities	2,541	1,639	1,817
Deferred fees and other	2,589	1,769	2,428

Net cash used in operating activities	(42,730)	(131,392)	(190,918)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	112,039	132,049	139,697
Proceeds from public offering of 4.50% Notes	—	—	175,000
Dividends paid	(127,522)	(110,673)	(95,935)
Proceeds from issuance of SBIC debentures	15,000	—	24,800
Proceeds from credit facility	390,000	534,000	491,000
Repayments on credit facility	(338,000)	(461,000)	(510,000)
Payment of deferred loan costs and SBIC debenture fees	(1,962)	(1,260)	(6,359)
Purchases of vested stock for employee payroll tax withholding	(2,593)	(1,740)	(1,495)
Other	(83)	(85)	(59)

Net cash provided by financing activities	46,879	91,291	216,649

Net increase (decrease) in cash and cash equivalents	4,149	(40,101)	25,731
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,331	60,432	34,701

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,480	$20,331	$60,432

Supplemental cash flow disclosures:
Interest paid	$30,756	$30,450	$19,559
Taxes paid	$1,495	$2,687	$4,152
Non-cash financing activities:
Shares issued pursuant to the DRIP	$14,077	$19,354	$14,956

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2016
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Control Investments(5)

Access Media Holdings, LLC(10)	Private Cable Operator
		5% Current / 5% PIK Secured Debt (Maturity — July 22, 2020)	$22,664	$22,664	$19,700
		Preferred Member Units (6,581,250 units; 12% cumulative)		6,475	240
		Member Units (45 units)		1	—

				29,140	19,940

Ameritech College Operations, LLC	For-Profit Nursing and Healthcare College
		10% Secured Debt (Maturity — November 30, 2019)	514	514	514
		13% Secured Debt (Maturity — November 30, 2019)	489	489	489
		13% Secured Debt (Maturity — January 31, 2020)	3,025	3,025	3,025
		Preferred Member Units (294 units)		2,291	2,291

				6,319	6,319

ASC Interests, LLC	Recreational and Educational Shooting Facility
		11% Secured Debt (Maturity — July 31, 2018)	2,100	2,084	2,100
		Member Units (1,500 units)(8)		1,500	2,680

				3,584	4,780

Bond-Coat, Inc.	Casing and Tubing Coating Services
		12% Secured Debt (Maturity — December 28, 2017)	11,596	11,556	11,596
		Common Stock (57,508 shares)		6,350	6,660

				17,906	18,256

Café Brazil, LLC	Casual Restaurant Group
		Member Units (1,233 units)(8)		1,742	6,040

CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units (416 units)(8)		1,300	55,480

Clad-Rex Steel, LLC	Specialty Manufacturer of Vinyl-Clad Metal
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity — December 20, 2018)(9)	400	396	396
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity — December 20, 2021)(9)	14,080	13,941	13,941
		Member Units (717 units)		7,280	7,280
		10% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity — December 20, 2036)	1,202	1,190	1,190
		Member Units (Clad-Rex Steel RE Investor, LLC) (800 units)		210	210

				23,017	23,017

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

CMS Minerals Investments	Oil & Gas Exploration & Production
		Preferred Member Units (CMS Minerals LLC) (458 units)(8)		2,104	3,682
		Member Units (CMS Minerals II, LLC) (100 units)(8)		3,829	3,381

				5,933	7,063

Datacom, LLC	Technology and Telecommunications Provider
		8% Secured Debt (Maturity — May 30, 2017)	900	900	900
		5.25% Current / 5.25% PIK Secured Debt (Maturity — May 30, 2019)	11,713	11,651	11,049
		Class A Preferred Member Units (15% cumulative)		1,181	1,368
		Class B Preferred Member Units (6,453 units)		6,030	1,529

				19,762	14,846

Gamber-Johnson Holdings, LLC	Manufacturer of Ruggedized Computer Mounting Systems
		LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.00%, Secured Debt (Maturity — June 24, 2021)(9)	24,080	23,846	23,846
		Member Units (8,619 units)		14,844	18,920

				38,690	42,766

Garreco, LLC	Manufacturer and Supplier of Dental Products
		14% Secured Debt (Maturity — January 12, 2018)	5,250	5,219	5,219
		Member Units (1,200 units)		1,200	1,150

				6,419	6,369

GRT Rubber Technologies LLC	Manufacturer of Engineered Rubber Products
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity — December 19, 2019)(9)	13,274	13,188	13,274
		Member Units (5,879 units)(8)		13,065	20,310

				26,253	33,584

Gulf Manufacturing, LLC	Manufacturer of Specialty Fabricated Industrial Piping Products
		9% PIK Secured Debt (Ashland Capital IX, LLC) (Maturity — June 30, 2017)	777	777	777
		Member Units (438 units)(8)		2,980	8,770

				3,757	9,547

Gulf Publishing Holdings, LLC	Energy Industry Focused Media and Publishing
		12.5% Secured Debt (Maturity — April 29, 2021)	10,000	9,911	9,911
		Member Units (3,124 units)		3,124	3,124

				13,035	13,035

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
		Common Stock (107,456 shares)(8)		718	3,120

Hawthorne Customs and Dispatch Services, LLC	Facilitator of Import Logistics, Brokerage, and Warehousing
		Member Units (500 units)		589	280
		Member Units (Wallisville Real Estate, LLC) (588,210 units)(8)		1,215	2,040

				1,804	2,320

HW Temps LLC	Temporary Staffing Solutions
		LIBOR Plus 13.00% (Floor 1.00%), Current Coupon 14.00%, Secured Debt (Maturity July 2, 2020)(9)	10,576	10,500	10,500
		Preferred Member Units (3,200 units)(8)		3,942	3,940

				14,442	14,440

Hydratec, Inc.	Designer and Installer of Micro-Irrigation Systems
		Common Stock (7,095 shares)(8)		7,095	15,640

IDX Broker, LLC	Provider of Marketing and CRM Tools for the Real Estate Industry
		12.5% Secured Debt (Maturity — November 15, 2018)	10,950	10,904	10,950
		Member Units (5,400 units)(8)		5,606	7,040

				16,510	17,990

Indianapolis Aviation Partners, LLC	Fixed Base Operator
		15% Secured Debt (Maturity — January 15, 2017)	3,100	3,100	3,100
		Warrants (1,046 equivalent units)		1,129	2,649

				4,229	5,749

Jensen Jewelers of Idaho, LLC	Retail Jewelry Store
		Prime Plus 6.75% (Floor 2.00%), Current Coupon 10.25%, Secured Debt (Maturity — November 14, 2019)(9)	4,055	3,996	4,055
		Member Units (627 units)(8)		811	4,460

				4,807	8,515

Lamb Ventures, LLC	Aftermarket Automotive Services Chain
		11% Secured Debt (Maturity — May 31, 2018)	7,657	7,657	7,657
		Preferred Equity (non-voting)		400	400
		Member Units (742 units)(8)		5,273	5,990
		9.5% Secured Debt (Lamb's Real Estate Investment I, LLC) (Maturity — December 31, 2041)	1,170	1,170	1,170
		Member Units (Lamb's Real Estate Investment I, LLC) (1,000 units)(8)		625	1,340

				15,125	16,557

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Lighting Unlimited, LLC	Commercial and Residential Lighting Products and Design Services
		8% Secured Debt (Maturity — August 22, 2017)	1,514	1,514	1,514
		Preferred Equity (non-voting)		434	410
		Warrants (71 equivalent units)		54	—
		Member Units (700 units)		100	—

				2,102	1,924

Marine Shelters Holdings, LLC	Fabricator of Marine and Industrial Shelters
		12% PIK Secured Debt (Maturity — December 28, 2017)(14)	9,967	9,914	9,387
		Preferred Member Units (3,810 units)		5,352	—

				15,266	9,387

MH Corbin Holding LLC	Manufacturer and Distributor of Traffic Safety Products
		10% Secured Debt (Maturity — August 31, 2020)	13,300	13,197	13,197
		Preferred Member Units (4,000 shares)		6,000	6,000

				19,197	19,197

Mid-Columbia Lumber Products, LLC	Manufacturer of Finger-Jointed Lumber Products
		10% Secured Debt (Maturity — December 18, 2017)	1,750	1,750	1,750
		12% Secured Debt (Maturity — December 18, 2017)	3,900	3,900	3,900
		Member Units (3,554 units)		1,810	2,480
		9.5% Secured Debt (Mid - Columbia Real Estate, LLC) (Maturity — May 13, 2025)	836	836	836
		Member Units (Mid - Columbia Real Estate, LLC) (250 units)(8)		250	600

				8,546	9,566

MSC Adviser I, LLC(16)	Third Party Investment Advisory Services
		Member Units (Fully diluted 100.0%)(8)		—	30,617

Mystic Logistics Holdings, LLC	Logistics and Distribution Services Provider for Large Volume Mailers
		12% Secured Debt (Maturity — August 15, 2019)	9,176	9,053	9,176
		Common Stock (5,873 shares)		2,720	5,780

				11,773	14,956

NAPCO Precast, LLC	Precast Concrete Manufacturing
		Prime Plus 2.00% (Floor 7.00%), Current Coupon 9.00%, Secured Debt (Maturity — February 1, 2019)(9)	2,713	2,693	2,713
		18% Secured Debt (Maturity — February 1, 2019)	3,952	3,922	3,952
		Member Units (2,955 units)(8)		2,975	10,920

				9,590	17,585

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

NRI Clinical Research, LLC	Clinical Research Service Provider
		LIBOR Plus 6.50% (Floor 1.50%), Current Coupon 8.00%, Secured Debt (Maturity — September 8, 2017)(9)	200	200	200
		14% Secured Debt (Maturity — September 8, 2017)	4,261	4,228	4,261
		Warrants (251,723 equivalent units)		252	680
		Member Units (1,454,167 units)		765	2,462

				5,445	7,603

NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		6% Current / 6% PIK Secured Debt (Maturity — December 22, 2016)(17)	13,915	13,915	13,915
		Warrants (14,331 equivalent units)		817	130
		Member Units (50,877 units)		2,900	410

				17,632	14,455

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
		Common Stock (1,500 shares)(8)		1,080	13,080

Pegasus Research Group, LLC	Provider of Telemarketing and Data Services
		Member Units (460 units)(8)		1,290	8,620

PPL RVs, Inc.	Recreational Vehicle Dealer
		LIBOR Plus 7.00% (Floor 0.50%), Current Coupon 7.93%, Secured Debt (Maturity — November 15, 2021)(9)	18,000	17,826	17,826
		Common Stock (1,962 shares)(8)		2,150	11,780

				19,976	29,606

Principle Environmental, LLC	Noise Abatement Service Provider
		12% Secured Debt (Maturity — April 30, 2017)	4,060	4,060	4,060
		12% Current / 2% PIK Secured Debt (Maturity — April 30, 2017)	3,378	3,378	3,378
		Preferred Member Units (19,631 units)		4,663	5,370
		Warrants (1,036 equivalent units)		1,200	270

				13,301	13,078

Quality Lease Service, LLC	Provider of Rigsite Accommodation Unit Rentals and Related Services
		8% PIK Secured Debt (Maturity — June 8, 2020)	7,068	7,068	7,068
		Member Units (1,000 units)		1,118	3,188

				8,186	10,256

River Aggregates, LLC	Processor of Construction Aggregates
		Zero Coupon Secured Debt (Maturity — June 30, 2018)	750	627	627
		Member Units (1,150 units)(8)		1,150	4,600
		Member Units (RA Properties, LLC) (1,500 units)		369	2,510

				2,146	7,737

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

SoftTouch Medical Holdings LLC	Provider of In-Home Pediatric Durable Medical Equipment
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity — October 31, 2019)(9)	7,140	7,096	7,140
		Member Units (4,450 units)(8)		4,930	9,170

				12,026	16,310

The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
		9% Secured Debt (Maturity — October 2, 2018)	2,924	2,922	2,922
		Series A Preferred Units (2,500 units; 10% Cumulative)		2,500	—
		Warrants (1,424 equivalent units)		1,096	—
		Member Units (MPI Real Estate Holdings, LLC) (100 units)(8)		2,300	2,300

				8,818	5,222

Uvalco Supply, LLC	Farm and Ranch Supply Store
		9% Secured Debt (Maturity — January 1, 2019)	872	872	872
		Member Units (2,011 units)(8)		3,843	4,640

				4,715	5,512

Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage
		13% Secured Debt (Maturity — December 23, 2018)	2,814	2,814	2,814
		Series A Preferred Stock (3,000,000 shares)		3,000	3,000
		Common Stock (1,126,242 shares)		3,706	—

				9,520	5,814

Ziegler's NYPD, LLC	Casual Restaurant Group
		6.5% Secured Debt (Maturity — October 1, 2019)	1,000	994	994
		12% Secured Debt (Maturity — October 1, 2019)	300	300	300
		14% Secured Debt (Maturity — October 1, 2019)	2,750	2,750	2,750
		Warrants (587 equivalent units)		600	240
		Preferred Member Units (10,072 units)		2,834	4,100

				7,478	8,384

Subtotal Control Investments (29.8% of total investments at fair value)				$439,674	$594,282

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Affiliate Investments(6)

AFG Capital Group, LLC	Provider of Rent-to-Own Financing Solutions and Services
		Warrants (42 equivalent units)		$259	$670
		Member Units (186 units)(8)		1,200	2,750

				1,459	3,420

Barfly Ventures, LLC(10)	Casual Restaurant Group
		12% Secured Debt (Maturity — August 31, 2020)	5,958	5,860	5,827
		Options (2 equivalent units)		397	490
		Warrant (1 equivalent unit)		473	280

				6,730	6,597

BBB Tank Services, LLC	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity — April 8, 2021)(9)	800	797	797
		15% Current Secured Debt (Maturity — April 8, 2021)	4,027	3,991	3,991
		Member Units (800,000 units)		800	800

				5,588	5,588

Boss Industries, LLC	Manufacturer and Distributor of Air, Power and Other Industrial Equipment
		Preferred Member Units (2,242 units)(8)		2,426	2,800

Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions Provider
		13% Secured Debt (Maturity — July 25, 2021)	7,500	5,610	5,610
		Warrants (63 equivalent shares)		2,132	3,370
		13% Secured Debt (Mercury Service Group, LLC) (Maturity — July 25, 2021)	1,000	991	1,000
		Preferred Member Units (Mercury Service Group, LLC) (17,742 units)(8)		1,000	1,000

				9,733	10,980

Buca C, LLC	Casual Restaurant Group
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity — June 30, 2020)(9)	22,671	22,504	22,671
		Preferred Member Units (6 units; 6% cumulative)(8)		3,937	4,660

				26,441	27,331

CAI Software LLC	Provider of Specialized Enterprise Resource Planning Software
		12% Secured Debt (Maturity — October 10, 2019)	3,683	3,660	3,683
		Member Units (65,356 units)(8)		654	2,480

				4,314	6,163

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

CapFusion, LLC(13)	Non-Bank Lender to Small Businesses
		13% Secured Debt (Maturity — March 25, 2021)	14,400	13,202	13,202
		Warrants (1,600 equivalent units)		1,200	1,200

				14,402	14,402

Chandler Signs Holdings, LLC(10)	Sign Manufacturer
		12% Secured Debt (Maturity — July 4, 2021)	4,500	4,461	4,500
		Class A Units (1,500,000 units)(8)		1,500	3,240

				5,961	7,740

Condit Exhibits, LLC	Tradeshow Exhibits / Custom Displays Provider
		Member Units (3,936 units)(8)		100	1,840

Congruent Credit Opportunities Funds(12)(13)	Investment Partnership
		LP Interests (Congruent Credit Opportunities Fund II, LP) (Fully diluted 19.8%)(8)		5,730	1,518
		LP Interests (Congruent Credit Opportunities Fund III, LP) (Fully diluted 17.4%)(8)		15,754	16,181

				21,484	17,699

Daseke, Inc.	Specialty Transportation Provider
		12% Current / 2.5% PIK Secured Debt (Maturity — July 31, 2018)	21,799	21,632	21,799
		Common Stock (19,467 shares)		5,213	24,063

				26,845	45,862

Dos Rios Partners(12)(13)	Investment Partnership
		LP Interests (Dos Rios Partners, LP) (Fully diluted 20.2%)		5,996	4,925
		LP Interests (Dos Rios Partners — A, LP) (Fully diluted 6.4%)		1,904	1,444

				7,900	6,369

Dos Rios Stone Products LLC(10)	Limestone and Sandstone Dimension Cut Stone Mining Quarries
		Class A Units (2,000,000 units)(8)		2,000	2,070

East Teak Fine Hardwoods, Inc.	Distributor of Hardwood Products
		Common Stock (6,250 shares)(8)		480	860

East West Copolymer & Rubber, LLC	Manufacturer of Synthetic Rubbers
		12% Current / 2% PIK Secured Debt (Maturity — October 17, 2019)	9,699	9,591	8,630
		Warrants (2,510,790 equivalent units)		50	—

				9,641	8,630

EIG Fund Investments(12)(13)	Investment Partnership
		LP Interests (EIG Global Private Debt fund-A, L.P.) (Fully diluted 11.1%)(8)		2,804	2,804

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

EIG Traverse Co-Investment, L.P.(12)(13)	Investment Partnership
		LP Interests (Fully diluted 22.2%)(8)		9,805	9,905

Freeport Financial Funds(12)(13)	Investment Partnership
		LP Interests (Freeport Financial SBIC Fund LP) (Fully diluted 9.3%)(8)		5,974	5,620
		LP Interests (Freeport First Lien Loan Fund III LP) (Fully diluted 6.0%)(8)		4,763	4,763

				10,737	10,383

Gault Financial, LLC (RMB Capital, LLC)	Purchases and Manages Collection of Healthcare and other Business Receivables
		10% Current Secured Debt (Maturity — January 1, 2019)	13,046	13,046	11,079
		Warrants (29,025 equivalent units)		400	—

				13,446	11,079

Glowpoint, Inc.	Provider of Cloud Managed Video Collaboration Services
		12% Secured Debt (Maturity — October 18, 2018)	9,000	8,949	3,997
		Common Stock (7,711,517 shares)		3,958	2,080

				12,907	6,077

Guerdon Modular Holdings, Inc.	Multi-Family and Commercial Modular Construction Company
		9% Current / 4% PIK Secured Debt (Maturity — August 13, 2019)	10,708	10,594	10,594
		Preferred Stock (404,998 shares)		1,140	1,140
		Common Stock (212,033 shares)		2,983	80

				14,717	11,814

Hawk Ridge Systems, LLC(13)	Value-Added Reseller of Engineering Design and Manufacturing Solutions
		10% Secured Debt (Maturity — December 2, 2021)	10,000	9,901	9,901
		Preferred Member Units (226 units)(8)		2,850	2,850
		Preferred Member Units (HRS Services, ULC) (226 units)		150	150

				12,901	12,901

Houston Plating and Coatings, LLC	Provider of Plating and Industrial Coating Services
		Member Units (265,756 units)		1,429	4,000

I-45 SLF LLC(12)(13)	Investment Partnership
		Member units (Fully diluted 20.0%; 24.4% profits interest)(8)		14,200	14,586

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Indianhead Pipeline Services, LLC	Provider of Pipeline Support Services
		12% Secured Debt (Maturity — February 6, 2017)	5,100	5,079	5,079
		Preferred Member Units (33,819 units; 8% cumulative)(8)		2,339	2,677
		Warrants (31,928 equivalent units)		459	—
		Member Units (14,732 units)		1	—

				7,878	7,756

KBK Industries, LLC	Manufacturer of Specialty Oilfield and Industrial Products
		10% Secured Debt (Maturity — September 28, 2017)	1,250	1,250	1,250
		12.5% Secured Debt (Maturity — September 28, 2017)	5,900	5,889	5,889
		Member Units (250 units)		341	2,780

				7,480	9,919

L.F. Manufacturing Holdings, LLC(10)	Manufacturer of Fiberglass Products
		Member Units (2,179,001 units)		2,019	1,380

OnAsset Intelligence, Inc.	Provider of Transportation Monitoring / Tracking Products and Services
		12% PIK Secured Debt (Maturity — December 31, 2015)(17)	4,519	4,519	4,519
		Preferred Stock (912 shares; 7% cumulative)		1,981	—
		Warrants (5,333 equivalent shares)		1,919	—

				8,419	4,519

OPI International Ltd.(13)	Provider of Man Camp and Industrial Storage Services
		10% Unsecured Debt (Maturity — April 8, 2018)	473	473	473
		Common Stock (20,766,317 shares)		1,371	1,600

				1,844	2,073

PCI Holding Company, Inc.	Manufacturer of Industrial Gas Generating Systems
		12% Secured Debt (Maturity — March 31, 2019)	13,000	12,898	13,000
		Preferred Stock (1,500,000 shares; 20% cumulative)(8)		3,379	5,370

				16,277	18,370

Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	Provider of Rigsite Accommodation Unit Rentals and Related Services
		12% Secured Debt (Maturity — January 8, 2018)(14)(18)	30,785	30,281	250
		Preferred Member Units (250 units)		2,500	—

				32,781	250

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Tin Roof Acquisition Company	Casual Restaurant Group
		12% Secured Debt (Maturity — November 13, 2018)	13,511	13,385	13,385
		Class C Preferred Stock (Fully diluted 10.0%; 10% cumulative)(8)		2,738	2,738

				16,123	16,123

UniTek Global Services, Inc.(11)	Provider of Outsourced Infrastructure Services
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity — January 13, 2019)(9)	5,021	5,010	5,021
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity — January 13, 2019)(9)	824	824	824
		15% PIK Unsecured Debt (Maturity — July 13, 2019)	745	745	745
		Preferred Stock (4,935,377 shares; 13.5% cumulative)(8)		5,814	6,410
		Common Stock (705,054 shares)		—	3,010

				12,393	16,010

Universal Wellhead Services Holdings, LLC(10)	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
		Preferred Member Units (UWS Investments, LLC) (716,949 units; 14% cumulative)		717	720
		Member Units (UWS Investments, LLC) (4,000,000 units)		4,000	610

				4,717	1,330

Valley Healthcare Group, LLC	Provider of Durable Medical Equipment
		LIBOR Plus 12.50% (Floor 0.50%), Current Coupon 13.12%, Secured Debt (Maturity — December 29, 2020)(9)	12,956	12,844	12,844
		Preferred Member Units (Valley Healthcare Holding, LLC) (1,600 units)		1,600	1,600

				14,444	14,444

Volusion, LLC	Provider of Online Software-as-a-Service eCommerce Solutions
		11.5% Secured Debt (Maturity — January 26, 2020)	17,500	15,298	15,298
		Preferred Member Units (4,876,670 units)		14,000	14,000
		Warrants (1,831,355 equivalent units)		2,576	2,576

				31,874	31,874

Subtotal Affiliate Investments (18.8% of total investments at fair value)				$394,699	$375,948

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Non-Control/Non-Affiliate Investments(7)

Adams Publishing Group, LLC(10)	Local Newspaper Operator
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity — November 3, 2020)(9)	$7,662	$7,544	$7,662

Ahead, LLC(10)	IT Infrastructure Value Added Reseller
		LIBOR Plus 6.50%, Current Coupon 7.50%, Secured Debt (Maturity — November 2, 2020)	14,250	13,906	14,303

Allflex Holdings III Inc.(11)	Manufacturer of Livestock Identification Products
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity — July 19, 2021)(9)	14,795	14,706	14,809

American Scaffold Holdings, Inc.(10)	Marine Scaffolding Service Provider
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity — March 31, 2022)(9)	7,359	7,258	7,323

American Seafoods Group, LLC(11)	Catcher and Processor of Alaskan Pollock
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity — August 19, 2021)(9)	9,634	9,624	9,634

American Teleconferencing Services, Ltd.(11)	Provider of Audio Conferencing and Video Collaboration Solutions
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity — December 8, 2021)(9)	11,163	10,345	10,933
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity — June 6, 2022)(9)	3,714	3,569	3,569

				13,914	14,502

Anchor Hocking, LLC(11)	Household Products Manufacturer
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity — June 4, 2018)(9)	2,277	2,277	2,231
		Member Units (440,620 units)		4,928	3,305

				7,205	5,536

AP Gaming I, LLC(10)	Developer, Manufacturer, and Operator of Gaming Machines
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity — December 20, 2020)(9)	7,209	7,099	7,194

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Apex Linen Service, Inc.	Industrial Launderers
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity — October 30, 2022)(9)	2,400	2,400	2,400
		13% Secured Debt (Maturity — October 30, 2022)	14,416	14,337	14,337

				16,737	16,737

Applied Products, Inc.(10)	Adhesives Distributor
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity — September 30, 2019)(9)	3,527	3,499	3,518

Arcus Hunting LLC.(10)	Manufacturer of Bowhunting and Archery Products and Accessories
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity — November 13, 2019)(9)	13,947	13,796	13,947

Artel, LLC(11)	Provider of Secure Satellite Network and IT Solutions
		LIBOR Plus 7.00% (Floor 1.25%), Current Coupon 8.25%, Secured Debt (Maturity — November 27, 2017)(9)	7,050	6,920	6,592

ATI Investment Sub, Inc.(11)	Manufacturer of Solar Tracking Systems
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity — June 22, 2021)(9)	9,500	9,322	9,476

ATS Workholding, Inc.(10)	Manufacturer of Machine Cutting Tools and Accessories
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity — March 10, 2019)(9)	6,173	6,146	5,924

ATX Networks Corp.(11)(13)	Provider of Radio Frequency Management Equipment
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity — June 11, 2021)(9)	11,790	11,604	11,584

Berry Aviation, Inc.(10)	Airline Charter Service Operator
		12.00% Current / 1.75% PIK Secured Debt (Maturity — January 30, 2020)	5,627	5,588	5,627
		Common Stock (553 shares)		400	820

				5,988	6,447

Bluestem Brands, Inc.(11)	Multi-Channel Retailer of General Merchandise
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity — November 6, 2020)(9)	12,880	12,635	11,227

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Brainworks Software, LLC(10)	Advertising Sales and Newspaper Circulation Software
		Prime Plus 9.25% (Floor 3.25%), Current Coupon 13.00%, Secured Debt (Maturity — July 22, 2019)(9)	6,733	6,684	6,733

Brightwood Capital Fund Investments(12)(13)	Investment Partnership
		LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 1.6%)(8)		12,000	11,094
		LP Interests (Brightwood Capital Fund IV, LP) (Fully diluted 0.9%)		500	500

				12,500	11,594

Brundage-Bone Concrete Pumping, Inc.(11)	Construction Services Provider
		10.375% Secured Debt (Maturity — September 1, 2021)	3,000	2,985	3,240

California Pizza Kitchen, Inc.(11)	Casual Restaurant Group
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity — August 23, 2022)(9)	4,988	4,940	4,976

Cenveo Corporation(11)	Provider of Commercial Printing, Envelopes, Labels, and Printed Office Products
		6% Secured Debt (Maturity — August 1, 2019)	13,130	11,097	11,719

CDHA Management, LLC(10)	Dental Services
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity — December 5, 2021)(9)	4,491	4,415	4,415

Charlotte Russe, Inc(11)	Fast-Fashion Retailer to Young Women
		LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.75%, Secured Debt (Maturity — May 22, 2019)(9)	14,346	14,141	8,724

Clarius BIGS, LLC(10)	Prints & Advertising Film Financing
		15% PIK Secured Debt (Maturity — January 5, 2015)(14)(17)	2,928	2,928	88

Compact Power Equipment, Inc.	Equipment / Tool Rental
		12% Secured Debt (Maturity — October 1, 2017)	4,100	4,095	4,100
		Series A Preferred Stock (4,298,435 shares)		1,079	4,180

				5,174	8,280

Compuware Corporation(11)	Provider of Software and Supporting Services
		LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity — December 15, 2019)(9)	8,345	8,187	8,398

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Construction Supply Investments, LLC(10)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity — June 30, 2023)(9)	8,500	8,416	8,416
		Member Units (20,000 units)		2,000	2,000

				10,416	10,416

ContextMedia Health, LLC(11)	Provider of Healthcare Media Content
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity — December 23, 2021)(9)	8,000	7,201	7,320

Covenant Surgical Partners, Inc.(11)	Ambulatory Surgical Centers
		8.75% Secured Debt (Maturity — August 1, 2019)	800	800	772

CRGT Inc.(11)	Provider of Custom Software Development
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity — December 19, 2020)(9)	6,366	6,286	6,382

CST Industries Inc.(11)	Storage Tank Manufacturer
		LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 7.75%, Secured Debt (Maturity — May 22, 2017)(9)	9,102	9,084	9,102

Darr Equipment LP(10)	Heavy Equipment Dealer
		12% Current / 2% PIK Secured Debt (Maturity — April 15, 2020)	21,130	20,697	20,748
		Warrants (915,734 equivalent units)		474	10

				21,171	20,758

Digital River, Inc.(11)	Provider of Outsourced e-Commerce Solutions and Services
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity — February 12, 2021)(9)	15,184	15,086	15,317

Digital Room LLC(11)	Pure-Play e-Commerce Print Business
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity — November 21, 2022)(9)	7,625	7,475	7,549

Drilling Info Holdings, Inc.	Information Services for the Oil and Gas Industry
		Common Stock (3,788,865 shares)		1,335	10,410

ECP-PF Holdings Group, Inc.(10)	Fitness Club Operator
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity — November 26, 2019)(9)	5,625	5,589	5,625

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

EnCap Energy Fund Investments(12)(13)	Investment Partnership
		LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%)(8)		3,877	1,955
		LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.) (Fully diluted 0.4%)		2,200	1,225
		LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)(8)		3,957	3,680
		LP Interests (Encap Energy Capital Fund X, L.P.) (Fully diluted 0.1%)		3,039	3,039
		LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)(8)		9,116	10,452
		LP Interests (EnCap Flatrock Midstream Fund III, L.P.) (Fully diluted 0.2%)(8)		2,513	2,461

				24,702	22,812

Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft)(11)(13)	Technology-based Performance Support Solutions
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity — April 28, 2022)(9)	7,000	6,857	5,274

Flavors Holdings Inc.(11)	Global Provider of Flavoring and Sweetening Products and Solutions
		LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity — April 3, 2020)(9)	12,483	12,082	10,174

GI KBS Merger Sub LLC(11)	Outsourced Janitorial Services to Retail/Grocery Customers
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity — October 29, 2021)(9)	3,900	3,851	3,842
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity — April 29, 2022)(9)	800	787	760

				4,638	4,602

Grace Hill, LLC(10)	Online Training Tools for the Multi-Family Housing Industry
		Prime Plus 5.25% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity — August 15, 2019)(9)	634	623	634
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity — August 15, 2019)(9)	11,552	11,472	11,552

				12,095	12,186

Great Circle Family Foods, LLC(10)	Quick Service Restaurant Franchise
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity — October 28, 2019)(9)	7,648	7,598	7,648

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Grupo Hima San Pablo, Inc.(11)	Tertiary Care Hospitals
		LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 8.50%, Secured Debt (Maturity — January 31, 2018)(9)	4,813	4,787	3,734
		13.75% Secured Debt (Maturity — July 31, 2018)	2,000	1,962	1,205

				6,749	4,939

GST Autoleather, Inc.(11)	Automotive Leather Manufacturer
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity — July 10, 2020)(9)	13,317	13,215	13,017

Guitar Center, Inc.(11)	Musical Instruments Retailer
		6.5% Secured Debt (Maturity — April 15, 2019)	14,625	13,890	13,272

Hojeij Branded Foods, LLC(10)	Multi-Airport, Multi- Concept Restaurant Operator
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity — July 27, 2021)(9)	5,432	5,390	5,432

Hoover Group, Inc.(10)(13)	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity — January 28, 2021)(9)	8,546	7,963	7,963

Horizon Global Corporation(11)(13)	Auto Parts Manufacturer
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity — June 30, 2021)(9)	9,375	9,249	9,551

Hostway Corporation(11)	Managed Services and Hosting Provider
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity — December 13, 2019)(9)	10,577	10,515	10,028

Hunter Defense Technologies, Inc.(11)	Provider of Military and Commercial Shelters and Systems
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity — August 5, 2019)(9)	9,606	9,120	8,933

Hygea Holdings, Corp.(10)	Provider of Physician Services
		LIBOR Plus 9.25%, Current Coupon 10.17%, Secured Debt (Maturity — February 24, 2019)	7,875	7,381	7,615
		Warrants (5,990,452 equivalent shares)		369	1,530

				7,750	9,145

iEnergizer Limited(11)(13)	Provider of Business Outsourcing Solutions
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity — May 1, 2019)(9)	9,918	9,467	9,621

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Indivior Finance LLC(11)(13)	Specialty Pharmaceutical Company Treating Opioid Dependence
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity — December 19, 2019)(9)	6,750	6,455	6,809

Industrial Container Services, LLC(10)	Steel Drum Reconditioner
		LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity — December 31, 2018)(9)	8,949	8,932	8,949

Industrial Services Acquisition, LLC(10)	Industrial Cleaning Services
		11.25% Current / 0.75% PIK Unsecured Debt (Maturity — December 17, 2022)	4,519	4,433	4,433
		Member Units (Industrial Services Investments, LLC) (900,000 units)		900	900

				5,333	5,333

Infinity Acquisition Finance Corp.(11)	Application Software for Capital Markets
		7.25% Unsecured Debt (Maturity — August 1, 2022)	5,700	5,366	4,802

Inn of the Mountain Gods Resort and Casino(11)	Hotel & Casino Owner & Operator
		9.25% Secured Debt (Maturity — November 30, 2020)	6,249	5,924	5,687

Intertain Group Limited(11)(13)	Business-to-Consumer Online Gaming Operator
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity — April 8, 2022)(9)	4,426	4,364	4,465

iPayment, Inc.(11)	Provider of Merchant Acquisition
		LIBOR Plus 5.25% (Floor 1.50%), Current Coupon 6.75%, Secured Debt (Maturity — May 8, 2017)(9)	14,918	14,907	14,395

iQor US Inc.(11)	Business Process Outsourcing Services Provider
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity — April 1, 2021)(9)	9,812	9,671	9,413

irth Solutions, LLC	Provider of Damage Prevention Information Technology Services
		Member Units (27,893 units)		1,441	1,790

Jackmont Hospitality, Inc.(10)	Franchisee of Casual Dining Restaurants
		LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25% / 2.50% PIK, Current Coupon Plus PIK 7.75%, Secured Debt (Maturity — May 26, 2021)(9)	4,445	4,429	4,445

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Joerns Healthcare, LLC(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity — May 9, 2020)(9)	14,655	14,560	13,776

JSS Holdings, Inc.(11)	Aircraft Maintenance Program Provider
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity — August 31, 2021)(9)	12,829	12,562	12,765

Kendra Scott, LLC(11)	Jewelry Retail Stores
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity — July 17, 2020)(9)	5,578	5,536	5,550

Keypoint Government Solutions, Inc.(11)	Provider of Pre-Employment Screening Services
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity — November 13, 2017)(9)	5,459	5,443	5,431

LaMi Products, LLC(10)	General Merchandise Distribution
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity — September 16, 2020)(9)	10,735	10,658	10,735

Larchmont Resources, LLC(11)	Oil & Gas Exploration & Production
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, PIK Secured Debt (Maturity — August 7, 2020)(9)	2,260	2,260	2,209
		Member Units (Larchmont Intermediate Holdco, LLC) (2,828 units)		353	1,193

				2,613	3,402

LKCM Headwater Investments I, L.P.(12)(13)	Investment Partnership
		LP Interests (Fully diluted 2.3%)		2,500	3,627

Logix Acquisition Company, LLC(10)	Competitive Local Exchange Carrier
		LIBOR Plus 8.28% (Floor 1.00%), Current Coupon 9.28%, Secured Debt (Maturity — June 24, 2021)(9)	8,593	8,457	8,593

Looking Glass Investments, LLC(12)(13)	Specialty Consumer Finance
		9% Unsecured Debt (Maturity — June 30, 2020)	188	188	188
		Member Units (2.5 units)		125	125
		Member Units (LGI Predictive Analytics LLC) (190,712 units)(8)		160	160

				473	473

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Messenger, LLC(10)	Supplier of Specialty Stationery and Related Products to the Funeral Industry
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity — September 9, 2020)(9)	14,403	14,326	14,403

Minute Key, Inc.	Operator of Automated Key Duplication Kiosks
		10% Current / 2% PIK Secured Debt (Maturity — September 19, 2019)	15,700	15,404	15,404
		Warrants (1,437,409 equivalent units)		280	470

				15,684	15,874

Mood Media Corporation(11)(13)	Provider of Electronic Equipment
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity — May 1, 2019)(9)	14,805	14,645	14,312

New Media Holdings II LLC(11)(13)	Local Newspaper Operator
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity — June 4, 2020)(9)	14,888	14,632	14,813

North American Lifting Holdings, Inc.(11)	Crane Service Provider
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity — November 27, 2020)(9)	3,865	3,235	3,375

North Atlantic Trading Company, Inc.(11)	Marketer/Distributor of Tobacco Products
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity — January 13, 2020)(9)	9,396	9,343	9,337

Novitex Intermediate, LLC(11)	Provider of Document Management Services
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity — July 7, 2020)(9)	9,335	9,175	8,985

NTM Acquisition Corp.(11)	Provider of B2B Travel Information Content
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity — June 7, 2022)(9)	4,144	4,085	4,128

Ospemifene Royalty Sub LLC (QuatRx)(10)	Estrogen-Deficiency Drug Manufacturer and Distributor
		11.5% Secured Debt (Maturity — November 15, 2026)(14)	5,071	5,071	2,088

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Pardus Oil and Gas, LLC(11)	Oil & Gas Exploration & Production
		13% PIK Secured Debt (Maturity — November 12, 2021)	1,869	1,869	1,869
		5% PIK Secured Debt (Maturity — May 13, 2022)	992	992	562
		Member Units (2,472 units)		2,472	970

				5,333	3,401

Paris Presents Incorporated(11)	Branded Cosmetic and Bath Accessories
		LIBOR Plus 8.75% (Floor 1.00%), Current Coupon 9.75%, Secured Debt (Maturity — December 31, 2021)(9)	2,000	1,969	1,960

Parq Holdings Limited Partnership(11)(13)	Hotel & Casino Operator
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity — December 17, 2020)(9)	7,500	7,394	7,388

Permian Holdco 2, Inc.(11)	Storage Tank Manufacturer
		14% PIK Unsecured Debt (Maturity — October 15, 2021)	198	198	198
		Preferred Stock (Permian Holdco 1, Inc.) (154,558 units)		799	799
		Common Stock (Permian Holdco 1, Inc.) (154,558 units)		—	—

				997	997

Pernix Therapeutics Holdings, Inc.(10)	Pharmaceutical Royalty
		12% Secured Debt (Maturity — August 1, 2020)	3,447	3,447	3,326

Pet Holdings ULC(11)(13)	Retailer of Pet Products and Supplies to Consumers
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity — July 5, 2022)(9)	2,494	2,470	2,503

Pike Corporation(11)	Construction and Maintenance Services for Electric Transmission and Distribution Infrastructure
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity — June 22, 2022)(9)	14,000	13,720	14,082

Point.360(10)	Fully Integrated Provider of Digital Media Services
		Warrants (65,463 equivalent shares)		69	—
		Common Stock (163,658 shares)		273	63

				342	63

Polycom, Inc.(11)	Provider of Audio and Video Communication Solutions
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity — September 27, 2023)(9)	12,089	11,617	12,194

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

PPC/SHIFT LLC(10)	Provider of Digital Solutions to Automotive Industry
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity — June 6, 2022)(9)	7,000	6,852	6,852

Prowler Acquisition Corp.(11)	Specialty Distributor to the Energy Sector
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity — January 28, 2020)(9)	9,519	7,904	7,044

PT Network, LLC(10)	Provider of Outpatient Physical Therapy and Sports Medicine Services
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity — November 30, 2021)(9)	16,225	15,979	15,979

QBS Parent, Inc.(11)	Provider of Software and Services to the Oil & Gas Industry
		LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 5.75%, Secured Debt (Maturity — August 7, 2021)(9)	11,274	11,201	11,161

Raley's(11)	Family-Owned Supermarket Chain
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity — May 18, 2022)(9)	4,195	4,125	4,242

Redbox Automated Retail, LLC(11)	Operator of Home Media Entertainment Kiosks
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity — September 27, 2021)(9)	15,000	14,581	14,629

Renaissance Learning, Inc.(11)	Technology-based K-12 Learning Solutions
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity — April 11, 2022)(9)	3,000	2,978	2,987

RGL Reservoir Operations Inc.(11)(13)	Oil & Gas Equipment and Services
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity — August 13, 2021)(9)	3,910	3,826	880

RM Bidder, LLC(10)	Scripted and Unscripted TV and Digital Programming Provider
		Warrants (327,532 equivalent units)		425	300
		Member Units (2,779 units)		46	44

				471	344

SAExploration, Inc.(10)(13)	Geophysical Services Provider
		Common Stock (50 shares)		65	3

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

SAFETY Investment Holdings, LLC	Provider of Intelligent Driver Record Monitoring Software and Services
		Member Units (2,000,000 units)		2,000	2,000

Salient Partners L.P.(11)	Provider of Asset Management Services
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity — June 9, 2021)(9)	10,812	10,538	10,352

School Specialty, Inc.(11)	Distributor of Education Supplies and Furniture
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity — June 11, 2019)(9)	5,712	5,632	5,784

Sigma Electric Manufacturing Corporation(10)(13)	Manufacturer and Distributor of Electrical Fittings and Parts
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity — October 13, 2021)(9)	12,500	12,200	12,200

Sorenson Communications, Inc.(11)	Manufacturer of Communication Products for Hearing Impaired
		LIBOR Plus 5.75% (Floor 2.25%), Current Coupon 8.00%, Secured Debt (Maturity — April 30, 2020)(9)	13,371	13,283	13,271

Strike, LLC(11)	Pipeline Construction and Maintenance Services
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity — November 30, 2022)(9)	10,000	9,666	9,864

Subsea Global Solutions, LLC(10)	Underwater Maintenance and Repair Services
		LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.50%, Secured Debt (Maturity — March 17, 2020)(9)	5,629	5,588	5,624

Synagro Infrastructure Company, Inc(11)	Waste Management Services
		LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity — August 22, 2020)(9)	4,714	4,659	4,136

Targus International, LLC(11)	Distributor of Protective Cases for Mobile Devices
		15% PIK Secured Debt (Maturity — December 31, 2019)	1,140	1,140	1,140
		Common Stock (Targus Cayman HoldCo Limited) (249,614 shares)(13)		2,555	2,260

				3,695	3,400

TE Holdings, LLC(11)	Oil & Gas Exploration & Production
		Member Units (97,048 units)		970	728

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

TeleGuam Holdings, LLC(11)	Cable and Telecom Services Provider
		LIBOR Plus 4.00% (Floor 1.25%), Current Coupon 5.25%, Secured Debt (Maturity — December 10, 2018)(9)	7,622	7,613	7,546
		LIBOR Plus 7.50% (Floor 1.25%), Current Coupon 8.75%, Secured Debt (Maturity — June 10, 2019)(9)	10,500	10,442	10,290

				18,055	17,836

The Topps Company, Inc.(11)	Trading Cards & Confectionary
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity — October 2, 2020)(9)	2,218	2,208	2,226

TMC Merger Sub Corp.(11)	Refractory & Maintenance Services Provider
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity — October 31, 2022)(9)	12,500	12,376	12,438

TOMS Shoes, LLC(11)	Global Designer, Distributor, and Retailer of Casual Footwear
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity — October 30, 2020)(9)	4,913	4,567	3,635

Travel Leaders Group, LLC(11)	Travel Agency Network Provider
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity — December 7, 2020)(9)	10,994	10,936	10,975

Truck Bodies and Equipment International, Inc.(10)	Manufacturer of Dump Truck Bodies and Dump Trailers
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity — March 31, 2021)(9)	15,750	15,602	15,602

TVG-I-E CMN ACQUISITION, LLC(10)	Organic Lead Generation for Online Postsecondary Schools
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity — November 3, 2021)(9)	6,459	6,334	6,334

Tweddle Group, Inc.(11)	Provider of Technical Information Services to Automotive OEMs
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity — October 21, 2022)(9)	8,462	8,295	8,419

UniRush, LLC	Provider of Prepaid Debit Card Solutions
		12% Secured Debt (Maturity — February 1, 2019)	12,000	10,981	12,000
		Warrants (444,725 equivalent units)		1,250	1,250

				12,231	13,250

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

US Joiner Holding Company(11)	Marine Interior Design and Installation
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity — April 16, 2020)(9)	11,514	11,435	11,456

U.S. TelePacific Corp.(10)	Provider of Communications and Managed Services
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity — February 24, 2021)(9)	7,500	7,377	7,377

VCVH Holding Corp. (Verisk)(11)	Healthcare Technology Services Focused on Revenue Maximization
		LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 10.25%, Secured Debt (Maturity — June 1, 2024)(9)	1,500	1,464	1,488

Virtex Enterprises, LP(10)	Specialty, Full-Service Provider of Complex Electronic Manufacturing Services
		12% Secured Debt (Maturity — December 27, 2018)	1,667	1,559	1,559
		Preferred Class A Units (14 units; 5% cumulative)(8)		333	612
		Warrants (11 equivalent units)		186	220

				2,078	2,391

Wellnext, LLC(10)	Manufacturer of Supplements and Vitamins
		LIBOR Plus 9.00% (Floor 0.50%), Current Coupon 9.85%, Secured Debt (Maturity — May 23, 2021)(9)	10,058	9,968	10,058

Western Dental Services, Inc.(11)	Dental Care Services
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity — November 1, 2018)(9)	4,904	4,902	4,885

Wilton Brands LLC(11)	Specialty Housewares Retailer
		LIBOR Plus 7.25% (Floor 1.25%), Current Coupon 8.50%, Secured Debt (Maturity — August 30, 2018)(9)	1,153	1,147	1,093

Worley Claims Services, LLC(10)	Insurance Adjustment Management and Services Provider
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity — October 31, 2020)(9)	6,386	6,342	6,386

YP Holdings LLC(11)	Online and Offline Advertising Operator
		LIBOR Plus 11.00% (Floor 1.25%), Current Coupon 12.25%, Secured Debt (Maturity — June 4, 2018)(9)	11,428	10,969	11,398

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Zilliant Incorporated	Price Optimization and Margin Management Solutions
		Preferred Stock (186,777 shares)		154	260
		Warrants (952,500 equivalent shares)		1,071	1,190

				1,225	1,450

Subtotal Non-Control/Non-Affiliate Investments (51.4% of total investments at fair value)				$1,037,510	$1,026,676

Total Portfolio Investments, December 31, 2016				$1,871,883	$1,996,906

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Marketable Securities and Idle Funds Investments

Other Marketable Securities and Idle Funds Investments(13)(15)	Investments in Marketable Securities and Diversified, Registered Bond Funds
				$—	$—

Subtotal Marketable Securities and Idle Funds Investments (0.0% of total investments at fair value)				$—	$—

Total Investments, December 31, 2016				$1,871,883	$1,996,906

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

(9)
Index based floating interest rate is subject to contractual minimum interest rate. A majority of the variable rate loans in the Company's investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2016. As noted in this schedule, 64% (based on the par amount of the loans) of the loans contain LIBOR floors which range between 0.50% and 2.25%, with a weighted-average LIBOR floor of approximately 1.04%.

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2015
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Berry Aviation, Inc.(10)	Airline Charter Service Operator
		12.00% Current / 1.75% PIK Secured Debt (Maturity — January 30, 2020)	5,627	5,578	5,578
		Common Stock (553 shares)		400	400

				5,978	5,978

Bioventus LLC(10)	Production of Orthopedic Healing Products
		LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.00%, Secured Debt (Maturity — April 10, 2020)(9)	5,000	4,917	4,925

Blackbrush Oil and Gas LP(11)	Oil & Gas Exploration
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity — July 30, 2021)(9)	4,000	3,975	3,230

Blackhawk Specialty Tools LLC(11)	Oilfield Equipment & Services
		LIBOR Plus 5.25% (Floor 1.25%), Current Coupon 6.50%, Secured Debt (Maturity — August 1, 2019)(9)	5,892	5,866	5,450

Blue Bird Body Company(11)	School Bus Manufacturer
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity — June 26, 2020)(9)	4,702	4,646	4,669

Bluestem Brands, Inc.(11)(13)	Multi-Channel Retailer of General Merchandise
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity — November 6, 2020)(9)	13,632	13,358	12,780

Brainworks Software, LLC(10)	Advertising Sales and Newspaper Circulation Software
		Prime Plus 7.25% (Floor 3.25%), Current Coupon 10.75%, Secured Debt (Maturity — July 22, 2019)(9)	626	620	620
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity — July 22, 2019)(9)	6,185	6,126	6,012

				6,746	6,632

Brightwood Capital Fund III, LP(12)(13)	Investment Partnership
		LP Interests (Fully diluted 1.6%)(8)		11,250	11,125

Brundage-Bone Concrete Pumping, Inc.(11)	Construction Services Provider
		10.375% Secured Debt (Maturity — September 1, 2021)	2,500	2,500	2,438

Calloway Laboratories, Inc.(10)	Health Care Testing Facilities
		17% PIK Secured Debt(Maturity — September 30, 2016)(14)	7,324	7,275	—
		Warrants (125,000 equivalent shares)		17	—

				7,292	—

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2015
(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

CST Industries Inc.(11)	Storage Tank Manufacturer
		LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 7.75%, Secured Debt (Maturity — May 22, 2017)(9)	8,227	8,197	8,145

Darr Equipment LP(10)	Heavy Equipment Dealer
		11.75% Current / 2% PIK Secured Debt (Maturity — April 15, 2020)	20,706	20,178	19,688
		Warrants (915,734 equivalent units)		474	410

				20,652	20,098

Digital River, Inc.(11)	Provider of Outsourced e-Commerce Solutions and Services
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity — February 12, 2021)(9)	8,667	8,588	8,580

Digity Media LLC(11)	Radio Station Operator
		LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity — February 8, 2019)(9)	6,588	6,539	6,506

Drilling Info Holdings, Inc.	Information Services for the Oil and Gas Industry
		Common Stock (3,788,865 shares)		1,335	9,920

ECP-PF Holdings Group, Inc.(10)	Fitness Club Operator
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity — November 26, 2019)(9)	5,625	5,579	5,492

EIG Fund Investments(12)(13)	Investment Partnership
		LP Interests (EIG Global Private Debt fund-A, L.P.) (Fully diluted 0.5%)		718	718

EnCap Energy Fund Investments(12)(13)	Investment Partnership
		LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%)(8)		3,762	2,765
		LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.) (Fully diluted 0.4%)		2,194	1,056
		LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)(8)		3,075	3,826
		LP Interests (Encap Energy Capital Fund X, L.P.) (Fully diluted 0.1%)		692	692
		LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)(8)		7,350	10,738
		LP Interests (EnCap Flatrock Midstream Fund III, L.P.) (Fully diluted 0.2%)		464	892

				17,537	19,969

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

       MSC Adviser I, LLC (the "External Investment Manager") was formed in November 2013 as a wholly owned subsidiary of MSCC to provide investment management and other services to parties other than MSCC and its subsidiaries or their portfolio companies ("External Parties") and receive fee income for such services. MSCC has been granted no-action relief by the Securities and Exchange Commission ("SEC") to allow the External Investment Manager to register as a registered investment adviser under Investment Advisers Act of 1940, as amended. Since the External Investment Manager conducts all of its investment management activities for External Parties, it is accounted for as a portfolio investment of MSCC and is not included as a consolidated subsidiary of MSCC in MSCC's consolidated financial statements.

       MSCC has elected to be treated for U.S. federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, MSCC generally will not pay corporate-level U.S. federal income taxes on any net ordinary taxable income or capital gains that it distributes to its stockholders.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.    Basis of Presentation

       Main Street's consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For each of the periods presented herein, Main Street's consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of Main Street's investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments, and the investment in the External Investment Manager, but excludes all "Marketable securities and idle funds investments" (see Note C — Fair Value Hierarchy for Investments and Debentures — Portfolio Composition — Investment Portfolio Composition for additional discussion of Main Street's Investment Portfolio and definitions for the terms Private Loan and Other Portfolio). "Marketable securities and idle funds investments" are classified as financial instruments and are reported separately on Main Street's consolidated balance sheets and consolidated schedules of investments due to the nature of such investments (see Note B.11.). Main Street's results of operations and cash flows for the years ended December 31, 2016, 2015 and 2014 and financial position as of December 31, 2016 and 2015, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation.

       Under regulations pursuant to Article 6 of Regulation S-X applicable to BDCs and Accounting Standards Codification ("ASC") 946, Financial Services — Investment Companies ("ASC 946"), Main Street is precluded from consolidating other entities in which Main Street has equity investments, including those in which it has a controlling interest, unless the other entity is another investment company. An exception to this general principle in ASC 946 occurs if Main Street holds a controlling interest in an operating company that provides all or substantially all of its services directly to Main Street or to its portfolio companies. Accordingly, as noted above, MSCC's consolidated financial statements include the financial position and operating results for the Funds and the Taxable Subsidiaries. Main Street has determined that all of its portfolio investments do not qualify for this exception, including the investment in the External Investment Manager. Therefore, Main Street's Investment Portfolio is carried on the consolidated balance sheet at fair value, as discussed further in Note B, with any adjustments to fair value recognized as "Net Change in Unrealized Appreciation (Depreciation)" on the consolidated statements of operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a "Net Realized Gain (Loss)."

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

controlling interest in the equity ownership of the portfolio company or the ability to nominate a majority of the portfolio company's board of directors.

       Under the Waterfall valuation method, Main Street estimates the enterprise value of a portfolio company using a combination of market and income approaches or other appropriate valuation methods, such as considering recent transactions in the equity securities of the portfolio company or third-party valuations of the portfolio company, and then performs a waterfall calculation by allocating the enterprise value over the portfolio company's securities in order of their preference relative to one another. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization ("EBITDA"), cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, Main Street analyzes various factors including the portfolio company's historical and projected financial results. Due to SEC deadlines for Main Street's quarterly and annual financial reporting, the operating results of a portfolio company used in the current period valuation are generally the results from the period ended three months prior to such valuation date and may include unaudited, projected, budgeted or pro forma financial information and may require adjustments for non-recurring items or to normalize the operating results that may require significant judgment in its determination. In addition, projecting future financial results requires significant judgment regarding future growth assumptions. In evaluating the operating results, Main Street also analyzes the impact of exposure to litigation, loss of customers or other contingencies. After determining the appropriate enterprise value, Main Street allocates the enterprise value to investments in order of the legal priority of the various components of the portfolio company's capital structure. In applying the Waterfall valuation method, Main Street assumes the loans are paid off at the principal amount in a change in control transaction and are not assumed by the buyer, which Main Street believes is consistent with its past transaction history and standard industry practices.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

       Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations, recommendations and an assurance certification regarding the Company's determinations of the fair value of its LMM portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street's investments in each LMM portfolio company at least once every calendar year, and for Main Street's investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at Main Street's determination of fair value on its investments in a total of 62 LMM portfolio companies for the year ended December 31, 2016, representing approximately 93% of the total LMM portfolio at fair value as of December 31, 2016, and on a total of 54 LMM portfolio companies for the year ended December 31, 2015, representing approximately 87% of the total LMM portfolio at fair value as of December 31, 2015. Excluding investments in new LMM portfolio companies which have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment as of December 31, 2016 and 2015, as applicable, and investments in the LMM portfolio companies that were not reviewed because their equity is publicly traded or they hold real estate for which a third-party appraisal is obtained, the percentage of the LMM portfolio reviewed and certified by the independent financial advisory services firm for the years ended December 31, 2016 and 2015 was 98% of the total LMM portfolio at fair value as of both December 31, 2016 and 2015.

       For valuation purposes, all of Main Street's Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. Because almost all of the Middle Market portfolio investments are typically valued using third-party quotes or other independent pricing services (including 94% and 99% of the Middle Market portfolio investments as of December 31, 2016 and 2015, respectively), Main Street does not generally consult with any financial advisory services firms in connection with determining the fair value of its Middle Market investments.

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

       In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations and recommendations and an assurance certification regarding the Company's determinations of the fair value of its Private Loan portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street's investments in each Private Loan portfolio company at least once every calendar year, and for Main Street's investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at its determination of fair value on its investments in a total of 26 Private Loan portfolio companies for the year ended December 31, 2016, representing approximately 68% of the total Private Loan portfolio at fair value as of December 31, 2016, and on a total of 16 Private Loan portfolio companies for the year ended December 31, 2015, representing approximately 49% of the total Private Loan portfolio at fair value as of December 31, 2015. Excluding its investments in new Private Loan portfolio companies which have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment decision as of December 31, 2016 and 2015, as applicable, and its investments in the Private Loan portfolio companies that were not reviewed because the investment is publicly traded or quoted by banks, the percentage of the Private Loan portfolio reviewed and certified by its independent financial advisory services firm for the years ended December 31, 2016 and 2015 was 97% and 95% of the total Private Loan portfolio at fair value as of December 31, 2016 and 2015, respectively.

       For valuation purposes, all of Main Street's Other Portfolio investments are non-control investments. Main Street's Other Portfolio investments comprised 5.0% and 4.2%, respectively, of Main Street's Investment Portfolio at fair value as of December 31, 2016 and 2015. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of its investments using the NAV valuation method. For Other Portfolio debt investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Other Portfolio debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method. For Other Portfolio debt investments for which third-party quotes or other independent pricing are available and appropriate, Main Street determines the fair value of these investments through obtaining third-party quotes or other independent pricing to the extent that these inputs are available and appropriate to determine fair value.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

       The Board of Directors of Main Street has the final responsibility for overseeing, reviewing and approving, in good faith, Main Street's determination of the fair value for its Investment Portfolio, as well as its valuation procedures, consistent with 1940 Act requirements. Main Street believes its Investment Portfolio as of December 31, 2016 and 2015 approximates fair value as of those dates based on the markets in which Main Street operates and other conditions in existence on those reporting dates.

2.    Use of Estimates

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results may differ from these estimates under different conditions or assumptions. Additionally, as explained in Note B.1., the consolidated financial statements include investments in the Investment Portfolio whose values have been estimated by Main Street with the oversight, review and approval by Main Street's Board of Directors in the absence of readily ascertainable market values. Because of the inherent uncertainty of the Investment Portfolio valuations, those estimated values may differ materially from the values that would have been determined had a ready market for the securities existed.

3.    Cash and Cash Equivalents

       Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value.

       At December 31, 2016, cash balances totaling $21.3 million exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company's cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

       Main Street holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind ("PIK") interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. Main Street stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the years ended December 31, 2016, 2015 and 2014, (i) approximately 3.6%, 2.2% and 3.3%, respectively, of Main Street's total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.2%, 1.0% and 1.3%, respectively, of Main Street's total investment income was attributable to cumulative dividend income not paid currently in cash.

       As of December 31, 2016, Main Street's total Investment Portfolio had four investments on non-accrual status, which comprised approximately 0.6% of its fair value and 3.0% of its cost. As of December 31, 2015, Main Street's total Investment Portfolio had six investments on non-accrual status, which comprised approximately 0.4% of its fair value and 3.7% of its cost.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       A presentation of the investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Twelve Months Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$138,689	$131,333	$110,362
Dividend income	32,182	24,266	22,235
Fee income	7,294	8,004	7,342

Total interest, fee and dividend income	$178,165	$163,603	$139,939

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

7.    Unearned Income — Debt Origination Fees and Original Issue Discount and Discounts/Premiums to Par Value

       Main Street capitalizes debt origination fees received in connection with financings and reflects such fees as unearned income netted against the applicable debt investments. The unearned income from the fees is accreted into income based on the effective interest method over the life of the financing.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the years ended December 31, 2016, 2015 and 2014, approximately 3.1%, 2.6% and 3.1%, respectively, of Main Street's total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction.

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

       Effective January 1, 2016, Main Street elected early adoption of Accounting Standards Update ("ASU") 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09," as discussed further below in Note B.13.). ASU 2016-09 requires that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement and no longer delay recognition of a tax benefit until the tax benefit is realized through a reduction to taxes payable. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Additionally, ASU 2016-09 allows an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, net of forfeitures, (current GAAP) or account for forfeitures when they occur. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. As such, Main Street has recorded a $1.8 million adjustment to "Net Unrealized Appreciation, Net of Income Taxes" on the consolidated balance sheet to capture the cumulative tax effect as of January 1, 2016. The company has elected to account for forfeitures as they occur and this change had no impact on its consolidated financial statements. The additional amendments (cash flows classification, minimum statutory tax withholding requirements and classification of awards as either a liability or equity) did not have an effect on Main Street's consolidated financial statements.

9.    Income Taxes

       MSCC has elected to be treated for U.S. federal income tax purposes as a RIC. MSCC's taxable income includes the taxable income generated by MSCC and certain of its subsidiaries, including the Funds, which are treated as disregarded entities for tax purposes. As a RIC, MSCC generally will not pay corporate-level U.S. federal income taxes on any net ordinary taxable income or capital gains that MSCC distributes to its stockholders. MSCC must generally distribute at least 90% of its "investment company taxable income" (which is generally its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its tax-exempt income to maintain its RIC status (pass-through tax treatment for amounts distributed). As part of maintaining RIC status, undistributed taxable income (subject to a 4% non-deductible U.S. federal excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared on or prior to the later of (i) the filing of the U.S. federal income tax return for the applicable fiscal year or (ii) the fifteenth day of the ninth month following the close of the year in which such taxable income was generated.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       The Taxable Subsidiaries primarily hold certain portfolio investments for Main Street. The Taxable Subsidiaries permit Main Street to hold equity investments in portfolio companies which are "pass-through" entities for tax purposes and to continue to comply with the "source-income" requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are consolidated with Main Street for U.S. GAAP financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in Main Street's consolidated financial statements as portfolio investments and recorded at fair value. The Taxable Subsidiaries are not consolidated with MSCC for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities, as a result of their ownership of certain portfolio investments. The taxable income, or loss, of the Taxable Subsidiaries may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in Main Street's consolidated financial statements.

       The Taxable Subsidiaries use the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided, if necessary, against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

11.  Fair Value of Financial Instruments

       Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Main Street believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables, payables and other liabilities approximate the fair values of such items due to the short-term nature of these instruments. Marketable securities and idle funds investments may include investments in certificates of deposit, U.S. government agency securities, independently rated debt investments, diversified bond funds and publicly traded debt and equity investments, and the fair value determination for these investments under the provisions of ASC 820 generally consists of Level 1 and 2 observable inputs, similar in nature to those discussed further in Note C.

       As part of Main Street's acquisition of the majority of the equity interests of MSC II in January 2010 (the "MSC II Acquisition"), Main Street elected the fair value option under ASC 825, Financial Instruments ("ASC 825") relating to accounting for debt obligations at their fair value, for the MSC II SBIC debentures acquired as part of the acquisition accounting related to the MSC II Acquisition and values those obligations

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as discussed further in Note C. In order to provide for a more consistent basis of presentation, Main Street has continued to elect the fair value option for SBIC debentures issued by MSC II subsequent to the MSC II Acquisition. When the fair value option is elected for a given SBIC debenture, the deferred loan costs associated with the debenture are fully expensed in the current period to "Net Change in Unrealized Appreciation (Depreciation) — SBIC debentures" as part of the fair value adjustment. Interest incurred in connection with SBIC debentures which are valued at fair value is included in interest expense.

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

13.  Recently Issued or Adopted Accounting Standards

       In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) — Narrow-Scope Improvements and Practical Expedients, which clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters. The new guidance will be effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Early adoption would be permitted for annual reporting periods beginning after December 15, 2016. Main Street expects to identify similar performance obligations under ASC 606 as compared with deliverables and separate units of account previously identified. As a result, Main Street expects timing of its revenue recognition to remain the same.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

       In February 2016, the FASB issued ASU 2016 02, Leases, which requires lessees to recognize on the balance sheet a right of use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The new guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. Early application is permitted. While Main Street continues to assess the effect of adoption, Main Street currently believes the most significant change relates to the recognition of a new right-of-use asset and lease liability on its consolidated balance sheet for its office space operating lease. Main Street currently has one operating lease for office space and does not expect a significant change in the leasing activity between now and adoption. See further discussion of the operating lease obligation in Note N.

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

       From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by Main Street as of the specified effective date. Main Street believes that the impact of recently issued standards and any that are not yet effective will not have a material impact on its consolidated financial statements upon adoption.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

       As of December 31, 2016 and 2015, all of Main Street's LMM portfolio investments except for the equity investment in one portfolio company consisted of illiquid securities issued by private companies. The investment which was the exception was in a company with publicly traded equity. As a result, the fair value determination for the LMM portfolio investments primarily consisted of unobservable inputs. The fair value determination for the publicly traded equity security consisted of observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value. As a result, all of Main Street's LMM portfolio investments were categorized as Level 3 as of December 31, 2016 and 2015, except for the one publicly traded equity security which was categorized as Level 2.

       As of December 31, 2016 and 2015, Main Street's Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these investments and unobservable inputs. As a result, all of Main Street's Middle Market portfolio investments were categorized as Level 3 as of December 31, 2016 and 2015.

       As of December 31, 2016 and 2015, Main Street's Private Loan portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Private Loan portfolio investments were categorized as Level 3 as of December 31, 2016 and 2015.

       As of December 31, 2016 and 2015, Main Street's Other Portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street's Other Portfolio investments were categorized as Level 3 as of December 31, 2016 and 2015.

       As of December 31, 2015, Main Street's Marketable securities and idle funds investments consisted primarily of investments in publicly traded debt and equity investments. The fair value determination for these investments consisted of a combination of observable inputs in active markets for which sufficient observable inputs were available to determine the fair value of these investments. As a result, all of Main Street's Marketable securities and idle funds investments were categorized as Level 1 as of December 31, 2015. Main Street had no Marketable securities and idle funds investments as of December 31, 2016.

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

       The following tables provide a summary of the significant unobservable inputs used to fair value Main Street's Level 3 portfolio investments as of December 31, 2016 and 2015:

Type of Investment	Fair Value as of December 31, 2016 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)	Median(3)
Equity investments	$567,003	Discounted cash flow	Weighted-average cost of capital	10.4% - 23.1%	13.0%	13.7%
		Market comparable / Enterprise Value	EBITDA multiple(1)	4.5x - 8.5x(2)	7.1x	6.0x
Debt investments	$808,895	Discounted cash flow	Risk adjusted discount factor	7.4% - 15.9%(2)	11.8%	11.6%
			Expected principal recovery percentage	3.0% - 100.0%	99.7%	100.0%
Debt investments	$618,928	Market approach	Third-party quote	22.5 - 108.0

Total Level 3 investments	$1,994,826

(1)
EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

(2)
Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 3.3x - 17.5x and the range for risk adjusted discount factor is 4.8% - 38.0%.

(3)
Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Type of Investment	Fair Value as of December 31, 2015 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)	Median(3)
Equity investments	$530,612	Discounted cash flow	Weighted-average cost of capital	10.5% - 25.1%	13.4%	13.9%
		Market comparable / Enterprise Value	EBITDA multiple(1)	4.0x - 8.5x(2)	7.0x	5.5x
Debt investments	$628,492	Discounted cash flow	Risk adjusted discount factor	8.1% - 15.3%(2)	11.9%	11.9%
			Expected principal recovery percentage	16.6% - 100.0%	99.7%	100.0%
Debt investments	$637,052	Market approach	Third-party quote	12.1 - 100.1

Total Level 3 investments	$1,796,156

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

       The following tables provide a summary of changes in fair value of Main Street's Level 3 portfolio investments for the years ended December 31, 2016 and 2015 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2015	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of December 31, 2016
Debt	$1,265,544	$—	$(431,871)	$555,490	$44,515	$1,295	$(7,150)	$1,427,823
Equity	519,966	—	(15,799)	86,037	(60,544)	12,643	7,150	549,453
Equity Warrant	10,646	—	(1,011)	5,928	1,011	976	—	17,550

	$1,796,156	$—	$(448,681)	$647,455	$(15,018)	$14,914	$—	$1,994,826

(1)
Includes the impact of non-cash conversions.

Type of Investment	Fair Value as of December 31, 2014	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of December 31, 2015
Debt	$1,147,281	$—	$(598,076)	$759,778	$27,080	$(59,269)	$(11,250)	$1,265,544
Equity	391,933	—	(18,172)	80,746	(7,958)	62,994	10,423	519,966
Equity Warrant	15,636	—	(9,723)	2,153	2,153	2	425	10,646

	$1,554,850	$—	$(625,971)	$842,677	$21,275	$3,727	$(402)	$1,796,156

(1)
Includes the impact of non-cash conversions.

       As of December 31, 2016 and 2015, the fair value determination for the SBIC debentures recorded at fair value primarily consisted of unobservable inputs. As a result, the SBIC debentures which are recorded at fair value were categorized as Level 3. Main Street determines the fair value of these instruments primarily using a Yield-to-Maturity approach that analyzes the discounted cash flows of interest and principal for each SBIC debenture recorded at fair value based on estimated market interest rates for debt instruments of similar structure, terms, and maturity. Main Street's estimate of the expected repayment date of principal for each

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SBIC debenture recorded at fair value is the legal maturity date of the instrument. The significant unobservable inputs used in the fair value measurement of Main Street's SBIC debentures recorded at fair value are the estimated market interest rates used to fair value each debenture using the yield valuation technique described above. Significant increases (decreases) in the estimated market interest rates in isolation would result in a significantly lower (higher) fair value measurement.

       The following tables provide a summary of the significant unobservable inputs used to fair value Main Street's Level 3 SBIC debentures as of December 31, 2016 and 2015 (amounts in thousands):

Type of Instrument	Fair Value as of December 31, 2016	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC debentures	$74,803	Discounted cash flow	Estimated market interest rates	3.4% - 5.3%	4.2%

Type of Instrument	Fair Value as of December 31, 2015	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC debentures	$73,860	Discounted cash flow	Estimated market interest rates	4.1% - 5.8%	4.9%

       The following tables provide a summary of changes for the Level 3 SBIC debentures recorded at fair value for the years ended December 31, 2016 and 2015 (amounts in thousands):

Type of Instrument	Fair Value as of December 31, 2015	Repayments	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of December 31, 2016
SBIC debentures at fair value	$73,860	$—	$—	$943	$74,803

Type of Instrument	Fair Value as of December 31, 2014	Repayments	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of December 31, 2015
SBIC debentures at fair value	$72,981	$—	$—	$879	$73,860

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       At December 31, 2016 and 2015, Main Street's investments and SBIC debentures at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
At December 31, 2016	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$892,592	$—	$2,080	$890,512
Middle Market portfolio investments	630,578	—	—	630,578
Private Loan portfolio investments	342,867	—	—	342,867
Other Portfolio investments	100,252	—	—	100,252
External Investment Manager	30,617	—	—	30,617

Total portfolio investments	1,996,906	—	2,080	1,994,826
Marketable securities and idle funds investments	—	—	—	—

Total investments	$1,996,906	$—	$2,080	$1,994,826

SBIC debentures at fair value	$74,803	$—	$—	$74,803

		Fair Value Measurements
		(in thousands)
At December 31, 2015	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$862,710	$—	$3,840	$858,870
Middle Market portfolio investments	586,900	—	—	586,900
Private Loan portfolio investments	248,313	—	—	248,313
Other Portfolio investments	74,801	—	—	74,801
External Investment Manager	27,272	—	—	27,272

Total portfolio investments	1,799,996	—	3,840	1,796,156
Marketable securities and idle funds investments	3,693	3,693	—	—

Total investments	$1,803,689	$3,693	$3,840	$1,796,156

SBIC debentures at fair value	$73,860	$—	$—	$73,860

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

       Main Street's external asset management business is conducted through its External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. Main Street entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with HMS Income Fund, Inc. ("HMS Income"). Through this agreement, Main Street shares employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. In the first quarter of 2014, Main Street began allocating cost to the External Investment Manager pursuant to the sharing agreement. Main Street's total expenses for the years ended December 31, 2016, 2015 and 2014 are net of expenses allocated to the External Investment Manager of $5.1 million, $4.3 million and $2.0 million, respectively.

       Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the years ended December 31, 2016, 2015 and 2014, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       The following tables provide a summary of Main Street's investments in the LMM, Middle Market and Private Loan portfolios as of December 31, 2016 and 2015 (this information excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of December 31, 2016
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	73	78	46
Fair value	$892.6	$630.6	$342.9
Cost	$760.3	$646.8	$357.7
% of portfolio at cost — debt	69.1%	97.2%	93.5%
% of portfolio at cost — equity	30.9%	2.8%	6.5%
% of debt investments at cost secured by first priority lien	92.1%	89.1%	89.0%
Weighted-average annual effective yield(b)	12.5%	8.5%	9.6%
Average EBITDA(c)	$5.9	$98.6	$22.7

(a)
At December 31, 2016, Main Street had equity ownership in approximately 99% of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 36%.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2016, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares of Main Street's common stock will realize on its investment because it does not reflect Main Street's expenses or any sales load paid by an investor.

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including five LMM portfolio companies, one Middle Market portfolio company and three Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for Main Street's investments in these portfolio companies.

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

       As of December 31, 2016, Main Street had Other Portfolio investments in ten companies, collectively totaling approximately $100.3 million in fair value and approximately $107.1 million in cost basis and which comprised approximately 5.0% of Main Street's Investment Portfolio at fair value. As of December 31, 2015, Main Street had Other Portfolio investments in ten companies, collectively totaling approximately $74.8 million in fair value and approximately $75.2 million in cost basis and which comprised approximately 4.2% of Main Street's Investment Portfolio at fair value.

       As discussed further in Note A.1., Main Street holds an investment in the External Investment Manager, a wholly owned subsidiary that is treated as a portfolio investment. As of December 31, 2016, there was no cost basis in this investment and the investment had a fair value of approximately $30.6 million, which comprised approximately 1.5% of Main Street's Investment Portfolio at fair value. As of December 31, 2015, there was no cost basis in this investment and the investment had a fair value of $27.3 million, which comprised 1.5% of Main Street's Investment Portfolio at fair value.

       The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of December 31, 2016 and 2015 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	December 31, 2016	December 31, 2015
First lien debt	76.1%	75.8%
Equity	14.5%	13.5%
Second lien debt	7.7%	8.7%
Equity warrants	1.1%	0.9%
Other	0.6%	1.1%

	100.0%	100.0%

Fair Value:	December 31, 2016	December 31, 2015
First lien debt	68.7%	66.1%
Equity	22.6%	24.9%
Second lien debt	7.2%	7.7%
Equity warrants	0.9%	0.6%
Other	0.6%	0.7%

	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of December 31, 2016 and 2015 (this information excludes the Other Portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	December 31, 2016	December 31, 2015
Southwest	29.7%	33.4%
Midwest	23.0%	16.7%
West	16.1%	14.6%
Northeast	14.8%	18.3%
Southeast	13.1%	13.5%
Canada	1.7%	2.2%
Other Non-United States	1.6%	1.3%

	100.0%	100.0%

Fair Value:	December 31, 2016	December 31, 2015
Southwest	31.0%	36.7%
Midwest	21.2%	15.1%
West	18.3%	16.1%
Northeast	13.9%	16.3%
Southeast	12.7%	12.6%
Other Non-United States	1.5%	1.2%
Canada	1.4%	2.0%

	100.0%	100.0%

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2016 and 2015 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	December 31, 2016	December 31, 2015
Energy Equipment & Services	7.5%	7.3%
Hotels, Restaurants & Leisure	6.5%	7.9%
Media	5.7%	5.6%
Machinery	5.6%	5.7%
Construction & Engineering	5.3%	4.6%
Commercial Services & Supplies	5.0%	3.3%
Electronic Equipment, Instruments & Components	4.5%	4.3%
Specialty Retail	4.4%	5.1%
IT Services	3.9%	5.1%
Internet Software & Services	3.6%	3.1%
Diversified Telecommunication Services	3.3%	2.9%
Auto Components	3.0%	2.7%
Health Care Providers & Services	3.0%	4.1%
Diversified Consumer Services	2.8%	3.7%
Food Products	2.6%	2.4%
Software	2.6%	4.5%
Health Care Equipment & Supplies	2.3%	3.1%
Diversified Financial Services	2.3%	2.3%
Communications Equipment	2.3%	0.0%
Computers & Peripherals	2.2%	0.0%
Building Products	2.1%	1.9%
Road & Rail	1.5%	1.6%
Consumer Finance	1.5%	0.8%
Professional Services	1.4%	1.9%
Oil, Gas & Consumable Fuels	1.2%	2.1%
Distributors	1.1%	0.7%
Air Freight & Logistics	1.0%	1.1%
Leisure Equipment & Products	0.9%	1.1%
Aerospace & Defense	0.9%	1.0%
Pharmaceuticals	0.8%	1.9%
Other(1)	9.2%	8.2%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value:	December 31, 2016	December 31, 2015
Machinery	6.7%	7.0%
Hotels, Restaurants & Leisure	6.5%	7.8%
Energy Equipment & Services	5.8%	6.0%
Construction & Engineering	5.6%	5.1%
Diversified Consumer Services	5.5%	5.7%
Media	5.2%	5.1%
Commercial Services & Supplies	5.0%	3.1%
Specialty Retail	4.6%	6.0%
Electronic Equipment, Instruments & Components	3.9%	3.7%
IT Services	3.7%	4.6%
Internet Software & Services	3.5%	2.9%
Auto Components	2.9%	2.8%
Health Care Providers & Services	2.9%	3.3%
Software	2.6%	5.9%
Diversified Telecommunication Services	2.5%	2.7%
Road & Rail	2.5%	2.6%
Health Care Equipment & Supplies	2.4%	2.9%
Food Products	2.4%	2.1%
Diversified Financial Services	2.3%	2.2%
Communications Equipment	2.3%	0.0%
Computers & Peripherals	2.3%	0.0%
Building Products	1.9%	1.6%
Professional Services	1.3%	1.7%
Consumer Finance	1.3%	0.6%
Oil, Gas & Consumable Fuels	1.1%	1.2%
Air Freight & Logistics	1.1%	1.3%
Distributors	1.1%	0.6%
Construction Materials	1.0%	0.4%
Leisure Equipment & Products	0.9%	1.1%
Pharmaceuticals	0.7%	1.7%
Other(1)	8.5%	8.3%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

       At December 31, 2016 and 2015, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unconsolidated Significant Subsidiaries

       In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, Main Street must determine which of its unconsolidated controlled portfolio companies, if any, are considered "significant subsidiaries." In evaluating these unconsolidated controlled portfolio companies, there are three tests utilized to determine if any of Main Street's Control Investments (as defined in Note A, including those unconsolidated controlled portfolio companies in which Main Street does not own greater than 50% of the voting securities) are considered significant subsidiaries: the investment test, the asset test and the income test. Rule 3-09 of Regulation S-X, as interpreted by the SEC, requires Main Street to include separate audited financial statements of an unconsolidated majority-owned subsidiary (Control Investments in which Main Street owns greater than 50% of the voting securities) in an annual report if any of the three tests exceed 20% of Main Street's total investments at fair value, total assets or total income, respectively. Rule 4-08(g) of Regulation S-X requires summarized financial information of a Control Investment in an annual report if any of the three tests exceeds 10% of Main Street's annual total amounts and Rule 10-01(b)(1) of Regulation S-X requires summarized financial information in a quarterly report if any of the three tests exceeds 20% of Main Street's year-to-date total amounts.

       As of December 31, 2016 and 2015, Main Street had no single investment that represented greater than 10% of its total Investment Portfolio at fair value and no single investment whose total assets represented greater than 10% of its total assets. After performing the income test for the year ended December 31, 2016, Main Street determined that its income from one of its Control Investments individually generated more than 10% of its total income, primarily due to the unrealized appreciation that was recognized on the investment. As such, CBT Nuggets, LLC, an unconsolidated portfolio company that was a Control Investment, but for which Main Street was not the majority owner and did not have rights to maintain greater than 50% of the board representation, was also considered a significant subsidiary at the 10% level as of December 31, 2016. Additionally, after performing the income test for the year ended December 31, 2015, excluding investments which were fully exited after December 31, 2015, CBT Nuggets, LLC and the wholly owned External Investment Manager were each considered significant subsidiaries at the 10% income level (see further discussion and summarized financial information of the External Investment Manager in Note D).

       The following table shows the summarized financial information for CBT Nuggets, LLC:

	As of December 31,
	2016	2015
	(dollars in thousands)
Balance Sheet Data
Current Assets	$7,288	$4,499
Noncurrent Assets	13,609	16,749
Current Liabilities	17,871	15,490
Noncurrent Liabilities	—	—

	Twelve Months Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Summary of Operations
Total Revenue	$38,779	$33,924	$25,645
Gross Profit	33,661	29,352	21,196
Income from Operations	13,117	12,099	8,687
Net Income	12,819	12,343	10,100

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

       During May 2012, Main Street entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income, a non-listed BDC, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow it to own a registered investment adviser, Main Street assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on MSCC's ability to meet the source-of-income requirement necessary for it to maintain its RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. Based upon several fee waiver agreements with HMS Income and HMS Adviser, the External Investment Manager did not begin accruing the base management fee and incentive fees, if any, until January 1, 2014. The External Investment Manager has conditionally agreed to waive a limited amount of the incentive fees otherwise earned. During the years ended December 31, 2016, 2015 and 2014, the External Investment Manager earned $9.5 million, $7.8 million and $2.8 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser.

       The investment in the External Investment Manager is accounted for using fair value accounting, with the fair value determined by Main Street and approved, in good faith, by Main Street's Board of Directors. Main Street determines the fair value of the External Investment Manager using the Waterfall valuation method under the market approach (see further discussion in Note B.1.). Any change in fair value of the investment in the External Investment Manager is recognized on Main Street's consolidated statement of operations in "Net Change in Unrealized Appreciation (Depreciation) — Portfolio investments."

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

       Main Street shares employees with the External Investment Manager and allocates costs related to such shared employees to the External Investment Manager generally based on a combination of the direct time spent, new investment origination activity and assets under management, depending on the nature of the expense. For the years ended December 31, 2016, 2015 and 2014, Main Street allocated $5.1 million, $4.3 million and $2.0 million of total expenses, respectively, to the External Investment Manager. The total contribution of the External Investment Manager to Main Street's net investment income consists of the combination of the expenses allocated to the External Investment Manager and dividend income from the External Investment Manager. For the years ended December 31, 2016, 2015 and 2014, the total contribution to Main Street's net investment income was $7.9 million, $6.5 million and $2.5 million, respectively.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       Summarized financial information from the separate financial statements of the External Investment Manager as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 is as follows:

	As of December 31,
	2016	2015
	(dollars in thousands)
Cash	$—	$31
Accounts receivable — HMS Income	2,496	2,262

Total assets	$2,496	$2,293

Accounts payable to MSCC and its subsidiaries	$1,635	$1,333
Dividend payable to MSCC	719	677
Taxes payable	142	283
Equity	—	—

Total liabilities and equity	$2,496	$2,293

	Twelve Months Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Management fee income	$9,540	$7,767	$2,795
Expenses allocated from MSCC or its subsidiaries:
Salaries, share-based compensation and other personnel costs	(3,470)	(3,005)	(1,479)
Other G&A expenses	(1,619)	(1,330)	(569)

Total allocated expenses	(5,089)	(4,335)	(2,048)
Other direct G&A expenses	—	—	(2)

Total expenses	(5,089)	(4,335)	(2,050)

Pre-tax income	4,451	3,432	745
Tax expense	(1,623)	(1,235)	(298)

Net income	$2,828	$2,197	$447

NOTE E — DEFERRED FINANCING COSTS

       Deferred financing costs balances as of December 31, 2016 and 2015 are as follows (amounts in thousands):

	As of December 31,
	2016	2015
Credit Facility Fees	$9,316	$8,467
SBIC debenture leverage fees	5,364	5,000
4.50% Notes	3,668	3,668
6.125% Notes	3,046	3,049
SBIC debenture commitment fees	2,798	2,048

Subtotal	24,192	22,232
Accumulated amortization	(11,547)	(8,965)

Net deferred financing costs balance	$12,645	$13,267

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       Estimated aggregate amortization expense for each of the five years succeeding December 31, 2016 and thereafter is as follows (amounts in thousands):

Years Ended December 31,	Estimated Amortization
2017	$2,906
2018	$2,904
2019	$2,840
2020	$1,810
2021	$720
2022 and thereafter	$1,465

NOTE F — SBIC DEBENTURES

       SBIC debentures payable were $240.0 million and $225.0 million at December 31, 2016 and 2015, respectively. SBIC debentures provide for interest to be paid semiannually, with principal due at the applicable 10-year maturity date of each debenture. In August 2016, Main Street received a license from the SBA to operate a third SBIC, which at the time provided Main Street with access up to an additional $125.0 million of long-term, fixed interest rate debt capital through the issuance of SBA-guaranteed debentures. During the year ended December 31, 2016, Main Street issued $15.0 million of SBIC debentures, leaving $110.0 million of additional capacity under Main Street's SBIC licenses. The weighted-average annual interest rate on the SBIC debentures was 4.1% and 4.2% as of December 31, 2016 and 2015, respectively. The first principal maturity due under the existing SBIC debentures is in 2017, and the weighted-average remaining duration as of December 31, 2016 was approximately 4.9 years. For the years ended December 31, 2016, 2015 and 2014, Main Street recognized interest expense attributable to the SBIC debentures of $10.0 million, $9.9 million and $9.5 million, respectively. Main Street has incurred upfront leverage and other miscellaneous fees of approximately 3.4% of the debenture principal amount. In accordance with SBA regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA. The Funds are subject to annual compliance examinations by the SBA. There have been no historical findings resulting from these examinations.

       As of December 31, 2016, the recorded value of the SBIC debentures was $239.6 million which consisted of (i) $74.8 million recorded at fair value, or $0.4 million less than the $75.2 million par value of the SBIC debentures issued in MSC II, (ii) $149.8 million recorded at par value and held in MSMF and (iii) $15.0 million recorded at par value and held in MSC III. As of December 31, 2016, if Main Street had adopted the fair value option under ASC 825 for all of its SBIC debentures, Main Street estimates the fair value of its SBIC debentures would be approximately $228.6 million, or $11.4 million less than the $240.0 million face value of the SBIC debentures.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       The maturity dates and fixed interest rates for Main Street's SBIC Debentures as of December 31, 2016 and 2015 are summarized in the following table:

Maturity Date	Fixed Interest Rate	December 31, 2016	December 31, 2015
9/1/2017	6.43%	15,000,000	15,000,000
3/1/2018	6.38%	10,200,000	10,200,000
9/1/2019	4.95%	20,000,000	20,000,000
3/1/2020	4.51%	10,000,000	10,000,000
9/1/2020	3.50%	35,000,000	35,000,000
9/1/2020	3.93%	10,000,000	10,000,000
3/1/2021	4.37%	10,000,000	10,000,000
3/1/2021	4.60%	20,000,000	20,000,000
9/1/2021	3.39%	10,000,000	10,000,000
9/1/2022	2.53%	5,000,000	5,000,000
3/1/2023	3.16%	16,000,000	16,000,000
3/1/2024	3.95%	8,000,000	8,000,000
3/1/2024	3.95%	12,000,000	12,000,000
3/1/2024	3.95%	11,400,000	11,400,000
3/1/2024	3.95%	7,600,000	7,600,000
3/1/2024	3.55%	24,800,000	24,800,000
3/1/2027(1)	2.21%	6,000,000	—
3/1/2027(1)	2.03%	9,000,000	—

Ending Balance		240,000,000	225,000,000

(1)
The interest rate for this tranche of SBIC debentures represents an initial rate that has not been fixed by the SBA as of December 31, 2016. In March 2017, the rate for this tranche of SBIC debentures will be determined and, thereafter, the rate will be fixed for the ensuing 10 years.

NOTE G — CREDIT FACILITY

       Main Street maintains the Credit Facility to provide additional liquidity to support its investment and operational activities. The Credit Facility includes total commitments of $555.0 million from a diversified group of fourteen lenders and was amended in 2016 to extend the maturity to September 2021. The Credit Facility also contains an accordion feature which allows Main Street to increase the total commitments under the facility to up to $750.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

       Borrowings under the Credit Facility bear interest, subject to Main Street's election, on a per annum basis at a rate equal to the applicable LIBOR rate (0.77% as of December 31, 2016) plus (i) 1.875% (or the applicable base rate (Prime Rate of 3.75% as of December 31, 2016) plus 0.875%) as long as Main Street maintains an investment grade rating and meets certain agreed upon excess collateral and maximum leverage requirements, (ii) 2.0% (or the applicable base rate plus 1.0%) if Main Street maintains an investment grade rating but does not meet certain excess collateral and maximum leverage requirements or (iii) 2.25% (or the applicable base rate plus 1.25%) if Main Street does not maintain an investment grade rating. Main Street pays unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio of at least 1.5 to 1.0 and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2021, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval.

       At December 31, 2016, Main Street had $343.0 million in borrowings outstanding under the Credit Facility. As of December 31, 2016, if Main Street had adopted the fair value option under ASC 825 for its Credit Facility, Main Street estimates its fair value would approximate its recorded value. Main Street recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs, of $9.2 million, $7.7 million and $6.9 million, respectively, for the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016, the interest rate on the Credit Facility was 2.5%. The average interest rate for the year ended December 31, 2016 was 2.4%. Main Street was in compliance with all financial covenants of the Credit Facility.

NOTE H — NOTES

  6.125% Notes

       In April 2013, Main Street issued $92.0 million, including the underwriters full exercise of their option to purchase additional principal amounts to cover over-allotments, in aggregate principal amount of 6.125% Notes due 2023 (the "6.125% Notes"). The 6.125% Notes are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 6.125% Notes; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 6.125% Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at Main Street's option on or after April 1, 2018. The 6.125% Notes bear interest at a rate of 6.125% per year payable quarterly on January 1, April 1, July 1 and October 1 of each year. The total net proceeds to Main Street from the 6.125% Notes, after underwriting discounts and estimated offering expenses payable by Main Street, were approximately $89.0 million. Main Street has listed the 6.125% Notes on the New York Stock Exchange under the trading symbol "MSCA." Main Street may from time to time repurchase the 6.125% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of December 31, 2016, the outstanding balance of the 6.125% Notes was $90.7 million. As of December 31, 2016, if Main Street had adopted the fair value option under ASC 825 for the 6.125% Notes, Main Street estimates the fair value would be approximately $93.3 million. Main Street recognized interest expense related to the 6.125% Notes, including amortization of deferred loan costs, of $5.9 million for each of the years ended December 31, 2016, 2015 and 2014.

       The indenture governing the 6.125% Notes (the "6.125% Notes Indenture") contains certain covenants, including covenants requiring Main Street's compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 6.125% Notes and the Trustee if Main Street ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 6.125% Notes Indenture. As of December 31, 2016, Main Street was in compliance with these covenants.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  4.50% Notes

       In November 2014, Main Street issued $175.0 million in aggregate principal amount of 4.50% unsecured notes due 2019 (the "4.50% Notes") at an issue price of 99.53%. The 4.50% Notes are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 4.50% Notes; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes mature on December 1, 2019, and may be redeemed in whole or in part at any time at Main Street's option subject to certain make-whole provisions. The 4.50% Notes bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. The total net proceeds from the 4.50% Notes, resulting from the issue price and after underwriting discounts and estimated offering expenses payable by us, were approximately $171.2 million. Main Street may from time to time repurchase the 4.50% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of December 31, 2016, the outstanding balance of the 4.50% Notes was $175.0 million. As of December 31, 2016, if Main Street had adopted the fair value option under ASC 825 for the 4.50% Notes, Main Street estimates its fair value would be approximately $177.3 million. Main Street recognized interest expense related to the 4.50% Notes, including amortization of deferred loan costs, of $8.6 million, $8.6 million and $1.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

       The indenture governing the 4.50% Notes (the "4.50% Notes Indenture") contains certain covenants, including covenants requiring Main Street's compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 4.50% Notes and the Trustee if Main Street ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 4.50% Notes Indenture. As of December 31, 2016, Main Street was in compliance with these covenants.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE I — FINANCIAL HIGHLIGHTS

Per Share Data:	2016	2015	2014	2013	2012
NAV at the beginning of the period	$21.24	$20.85	$19.89	$18.59	$15.19
Net investment income(1)(3)	2.23	2.18	2.20	2.06	2.01
Net realized gain (loss)(1)(2)(3)	0.56	(0.43)	0.53	0.07	0.55
Net change in net unrealized appreciation (depreciation)(1)(2)(3)	(0.14)	0.20	(0.27)	0.52	1.34
Income tax benefit (provision)(1)(2)(3)	0.02	0.18	(0.15)	—	(0.37)

Net increase in net assets resulting from operations(1)(3)	2.67	2.13	2.31	2.65	3.53
Dividends paid from net investment income	(1.99)	(2.49)	(2.17)	(2.29)	(1.17)
Distributions from capital gains	(0.74)	(0.16)	(0.38)	(0.37)	(0.54)

Total dividends paid	(2.73)	(2.65)	(2.55)	(2.66)	(1.71)
Impact of the net change in monthly dividends declared prior to the end of the period and paid in the subsequent period	(0.01)	(0.01)	(0.01)	(0.02)	(0.02)
Accretive effect of stock offerings (issuing shares above NAV per share)	0.76	0.74	1.07	1.13	1.33
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.08	0.12	0.12	0.13	0.07
Other(4)	0.09	0.06	0.02	0.07	0.20

NAV at the end of the period	$22.10	$21.24	$20.85	$19.89	$18.59

Market value at the end of the period	$36.77	$29.08	$29.24	$32.69	$30.51
Shares outstanding at the end of the period	54,354,857	50,413,744	45,079,150	39,852,604	34,589,484

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Twelve Months Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
NAV at end of period	$1,201,481	$1,070,894	$939,982	$792,533	$642,976
Average NAV	$1,118,567	$1,055,313	$885,568	$706,056	$512,156
Average outstanding debt	$801,048	$759,396	$575,524	$444,331	$322,154
Ratio of total expenses, including income tax expense, to average NAV(1)(2)	5.48%	4.63%	5.82%	5.82%	8.18%
Ratio of operating expenses to average NAV(1)(3)	5.59%	5.45%	5.11%	5.82%	6.07%
Ratio of operating expenses, excluding interest expense, to average NAV(1)(3)	2.58%	2.41%	2.44%	2.95%	3.03%
Ratio of net investment income to average NAV(1)	10.35%	10.15%	10.79%	10.68%	11.57%
Portfolio turnover ratio	24.63%	25.37%	35.71%	36.10%	56.22%
Total investment return(4)	37.36%	8.49%	(3.09)%	16.68%	53.60%
Total return based on change in NAV(5)	12.97%	11.11%	12.71%	15.06%	25.73%

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

(3)
Unless otherwise noted, operating expenses include interest, compensation, general and administrative and share-based compensation expenses, net of expenses allocated to the External Investment Manager.

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

NOTE J — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

       During 2016, Main Street paid supplemental dividends of $0.275 per share in each of June and December 2016, regular monthly dividends of $0.180 per share for each month of January through September 2016, regular monthly dividends of $0.185 per share for each month of October through December 2016, with such dividends totaling $141.6 million, or $2.725 per share. The 2016 regular monthly dividends, which total $112.5 million, or $2.175 per share, represent a 3.6% increase from the regular monthly dividends paid per share for the year ended 2015. For tax purposes, the 2016 dividends, which included the effects of accrued dividends, total $2.73 per share and were comprised of (i) ordinary income totaling approximately $1.911 per share, (ii) long term capital gain totaling approximately $0.761 per share, and (iii) qualified dividend income totaling approximately $0.058 per share. As of December 31, 2016, Main Street estimates that it has generated undistributed taxable income of approximately $52.4 million, or $0.96 per share, that will be carried forward toward distributions to be paid in 2017. For the years ended December 31, 2015 and 2014, Main Street paid total monthly dividends of approximately $130.0 million, or $2.650 per share, and $110.9 million, or $2.545 per share, respectively.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       Ordinary dividend distributions from a RIC do not qualify for the reduced maximum tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for dividends will generally include both ordinary income and capital gains but may also include qualified dividends or return of capital. The tax character of distributions paid for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Twelve Months Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Ordinary income(1)	$100,059	$114,975	$91,369
Qualified dividends	2,992	5,179	2,106
Distributions of long term capital gains	39,522	11,285	18,502

Distributions on tax basis	$142,573	$131,439	$111,977

(1)
The years ended December 31, 2016, 2015 and 2014 include $1.6 million, $1.5 million and $1.2 million, respectively, that was reported as compensation for services for tax purposes in accordance with Section 83 of the Code.

       MSCC has elected to be treated for U.S. federal income tax purposes as a RIC. MSCC's taxable income includes the taxable income generated by MSCC and certain of its subsidiaries, including the Funds, which are treated as disregarded entities for tax purposes. As a RIC, MSCC generally will not pay corporate-level U.S. federal income taxes on any net ordinary taxable income or capital gains that MSCC distributes to its stockholders. MSCC must generally distribute at least 90% of its "investment company taxable income" (which is generally its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its tax-exempt income to maintain its RIC status (pass-through tax treatment for amounts distributed). As part of maintaining RIC status, undistributed taxable income (subject to a 4% non-deductible U.S. federal excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared on or prior to the later of (i) filing of the U.S. federal income tax return for the applicable fiscal year or (ii) the fifteenth day of the ninth month following the close of the year in which such taxable income was generated.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       Listed below is a reconciliation of "Net increase in net assets resulting from operations" to taxable income and to total distributions declared to common stockholders for the years ended December 31, 2016, 2015 and 2014.

	Twelve Months Ended December 31,
	2016	2015	2014
	(estimated, dollars in thousands)
Net increase in net assets resulting from operations	$138,899	$104,437	$100,748
Book tax difference from share-based compensation expense	1,619	1,006	4,215
Net change in net unrealized (appreciation) depreciation	7,519	(9,992)	11,707
Income tax provision (benefit)	(1,227)	(8,687)	6,287
Pre-tax book (income) loss not consolidated for tax purposes	15,742	32,323	(7,721)
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains (losses) and changes in estimates	(7,300)	3,397	(1,667)

Estimated taxable income(1)	155,252	122,484	113,569
Taxable income earned in prior year and carried forward for distribution in current year	29,683	38,638	37,046
Taxable income earned prior to period end and carried forward for distribution next period	(52,410)	(38,757)	(46,301)
Dividend payable as of period end and paid in the following period	10,048	9,074	7,663

Total distributions accrued or paid to common stockholders	$142,573	$131,439	$111,977

(1)
Main Street's taxable income for each period is an estimate and will not be finally determined until the company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

       The Taxable Subsidiaries primarily hold certain portfolio investments for Main Street. The Taxable Subsidiaries permit Main Street to hold equity investments in portfolio companies which are "pass-through" entities for tax purposes and to continue to comply with the "source-income" requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are consolidated with Main Street for U.S. GAAP financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in Main Street's consolidated financial statements as portfolio investments and recorded at fair value. The Taxable Subsidiaries are not consolidated with MSCC for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities, as a result of their ownership of certain portfolio investments. The taxable income, or loss, of the Taxable Subsidiaries may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in Main Street's consolidated financial statements.

       The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in Main Street's consolidated statement of operations. Main Street's

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provision for income taxes was comprised of the following for the years ended December 31, 2016, 2015 and 2014 (amounts in thousands):

	Twelve Months Ended December 31,
	2016	2015	2014
Current tax expense:
Federal	$1	$607	$734
State	347	1,181	847

Total current tax expense	348	1,788	1,581
Deferred tax expense (benefit):
Federal	(5,359)	(10,781)	2,515
State	2,043	(870)	759

Total deferred tax expense (benefit)	(3,316)	(11,651)	3,274
Excise tax	1,741	1,176	1,432

Total income tax provision (benefit)	$(1,227)	$(8,687)	$6,287

       As of December 31, 2016, the cost of investments for U.S. federal income tax purposes was $1,858.2 million, with such investments having a gross unrealized appreciation of $284.1 million and gross unrealized depreciation of $145.4 million.

       The net deferred tax asset at December 31, 2016 and 2015 was $9.1 million and $4.0 million, respectively, primarily related to loss carryforwards, timing differences in net unrealized appreciation or depreciation and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. In addition, during the three months ended March 31, 2016, Main Street recorded a one-time $1.8 million increase to deferred tax assets for previously unrecognized excess tax benefits associated with share-based compensation due to the early adoption of the new accounting standard ASU 2016-09 (See further discussion in Note B.8.). As of December 31, 2016, for U.S. federal income tax purposes, the Taxable Subsidiaries had a capital loss carryforward of $5.2 million which will expire in taxable year 2020 and a capital loss carryforward of $9.4 million which will expire in taxable year 2021. At December 31, 2016, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward which will expire in various taxable years from 2029 through 2036. The timing and manner in which Main Street will utilize any loss carryforwards in any year, or in total, may be limited in the future under the provisions of the Code.

       Management believes that the realization of the deferred tax assets is more likely than not based on expectations as to future taxable income and scheduled reversals of temporary differences. Accordingly, Main Street did not record a valuation allowance related to its deferred tax assets at December 31, 2016 and 2015.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the significant components of net deferred tax assets and liabilities as of December 31, 2016 and 2015 (amounts in thousands):

	Years Ended December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$38,880	$23,508
Capital loss carryforwards	5,175	2,831

Total deferred tax assets	44,055	26,339

Deferred tax liabilities:
Net unrealized appreciation of portfolio investments	(21,807)	(19,482)
Net basis differences in portfolio investments	(13,112)	(2,446)
Other	(11)	(408)

Total deferred tax liabilities	(34,930)	(22,336)

Total deferred tax asset, net	$9,125	$4,003

NOTE K — COMMON STOCK

       During November 2015, Main Street commenced a program with certain selling agents through which it can sell shares of its common stock by means of at-the-market offerings from time to time (the "ATM Program"). During the year ended December 31, 2016, Main Street sold 3,324,646 shares of its common stock at a weighted-average price of $34.17 per share and raised $113.6 million of gross proceeds under the ATM Program. Net proceeds were $112.0 million after commissions to the selling agents on shares sold and offering costs. As of December 31, 2016, sales transactions representing 42,413 shares had not settled and are not included in shares issued and outstanding on the face of the consolidated balance sheet, but are included in the weighted-average shares outstanding in the consolidated statement of operations and in the shares used to calculate net asset value per share. As of December 31, 2016, 1,534,786 shares were available for sale under the ATM Program.

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

       For the year ended December 31, 2016, $14.1 million of the total $141.6 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 434,631 newly issued shares. For the year ended December 31, 2015, $19.4 million of the total $130.0 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 636,079 newly issued shares and with the purchase of 3,131 shares of common stock in the open market. For the year ended December 31, 2014, $17.4 million of the total $110.9 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 468,417 newly issued shares and with the purchase of 85,754 shares of common stock in the open market. The shares disclosed above relate only to Main Street's DRIP and exclude any activity related to broker-managed dividend reinvestment plans.

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

       Main Street's Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2015 Equity and Incentive Plan (the "Equity and Incentive Plan"). These shares generally vest over a three-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street's Board of Directors under the Equity and Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of December 31, 2016.

Restricted stock authorized under the plan	3,000,000
Less net restricted stock granted during:
Year ended December 31, 2015	(900)
Year ended December 31, 2016	(260,514)	(1)

Restricted stock available for issuance as of December 31, 2016	2,738,586

(1)
Shares indicated are net of forfeited shares

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       As of December 31, 2016, the following table summarizes the restricted stock issued to Main Street's non-employee directors and the remaining shares of restricted stock available for issuance pursuant to the Main Street Capital Corporation 2015 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election to the board and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period.

Restricted stock authorized under the plan	300,000
Less net restricted stock granted during:
Year ended December 31, 2015	(6,806)
Year ended December 31, 2016	(6,748)

Restricted stock available for issuance as of December 31, 2016	286,446

       For the years ended December 31, 2016, 2015 and 2014, Main Street recognized total share-based compensation expense of $8.3 million, $6.3 million and $4.2 million, respectively, related to the restricted stock issued to Main Street employees and independent directors. As of December 31, 2016, there was $12.1 million of total unrecognized compensation expense related to Main Street's non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 1.7 years as of December 31, 2016.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE N — COMMITMENTS AND CONTINGENCIES

Amount
Investments with equity capital commitments that have not yet funded:
Congruent Credit Opportunities Funds
Congruent Credit Opportunities Fund II, LP	$8,488
Congruent Credit Opportunities Fund III, LP	14,246

$22,734
Encap Energy Fund Investments
EnCap Energy Capital Fund VIII, L.P.	$540
EnCap Energy Capital Fund VIII Co-Investors, L.P.	27
EnCap Energy Capital Fund IX, L.P.	785
EnCap Energy Capital Fund X, L.P.	6,961
EnCap Flatrock Midstream Fund II, L.P.	5,410
EnCap Flatrock Midstream Fund III, L.P.	4,987

$18,710
Freeport Fund Investments
Freeport First Lien Loan Fund III LP	$7,737
Freeport Financial SBIC Fund LP	1,375

$9,112
Brightwood Capital Fund Investments
Brightwood Capital Fund III, LP	$3,000
Brightwood Capital Fund IV, LP	4,500

$7,500
I-45 SLF LLC	$2,800
EIG Fund Investments	$3,503
LKCM Headwater Investments I, L.P.	$2,500
Dos Rios Partners
Dos Rios Partners, LP	$1,594
Dos Rios Partners — A, LP	506

$2,100

Total equity commitments	$68,959
Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:
PT Network, LLC	$8,775
Arcus Hunting LLC	4,336
UniRush, LLC	4,000
CDHA Management, LLC	3,258
Barfly Ventures, LLC	2,756
Buca C, LLC	2,370
Strike, LLC	2,500
Truck Bodies and Equipment International, Inc.	2,208
Hojeij Branded Foods, LLC	2,028
Applied Products, Inc.	2,000
Mid-Columbia Lumber Products, LLC	2,000
LaMi Products, LLC	1,765
CapFusion, LLC	1,600
Hawk Ridge Systems, LLC	1,600
Messenger, LLC	1,417
Gamber-Johnson Holdings, LLC	1,200
Grace Hill, LLC	1,025
Lamb Ventures, LLC	1,000
NRI Clinical Research, LLC	800
Apex Linen Service, Inc.	800
Mystic Logistics Holdings, LLC	800
Pardus Oil and Gas, LLC	663
Jackmont Hospitality, Inc.	593
PPC/SHIFT LLC	500
UniTek Global Services, Inc.	483
Jensen Jewelers of Idaho, LLC	350
Subsea Global Solutions, LLC	285
Permian Holdco 2, Inc.	111

Total loan commitments	$51,223

Total commitments	$120,182

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       Main Street will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents, borrowings under the Credit Facility, the liquidation of Marketable securities and idle funds investments, and a combination of future debt and equity capital). Main Street follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. The Company had total unrealized depreciation of $0.1 million on the outstanding unfunded commitments as of December 31, 2016.

       Main Street is obligated under an operating lease for office space. Total rent expense incurred by Main Street for the years ended December 2016, 2015 and 2014 was $0.6 million, $0.5 million and $0.4 million, respectively.

       The following table shows future minimum payments under Main Street's operating lease as of December 31, 2016:

For the Years Ended December 31,	Amount
2017	185
2018	683
2019	749
2020	763
2021	777
Thereafter	4,959

Total	8,116

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

NOTE O — SELECTED QUARTERLY DATA (UNAUDITED)

	2016
	(dollars in thousands, except per share amounts)
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total investment income	$42,006	$42,902	$46,599	$46,830
Net investment income	$27,164	$27,648	$30,557	$30,432
Net increase in net assets resulting from operations	$16,812	$30,911	$43,181	$47,993
Net investment income per share-basic and diluted	$0.54	$0.54	$0.58	$0.57
Net increase in net assets resulting from operations per share-basic and diluted	$0.33	$0.60	$0.82	$0.90

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTE P — RELATED PARTY TRANSACTIONS

       As discussed further in Note D, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of Main Street's Investment Portfolio. At December 31, 2016, Main Street had a receivable of approximately $2.4 million due from the External Investment Manager which included approximately $1.6 million related primarily to operating expenses incurred by MSCC or its subsidiaries required to support the External Investment Manager's business, along with dividends declared but not paid by the External Investment Manager of approximately $0.7 million.

       In November 2015, Main Street's Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the "2015 Deferred Compensation Plan"). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the "2013 Deferred Compensation Plan"). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors' fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of December 31, 2016, $2.0 million of compensation and directors' fees had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $1.7 million was deferred into phantom Main Street stock units, representing 55,866 shares of Main Street's common stock. Including phantom stock units issued through dividend reinvestment, the phantom stock units outstanding as of December 31, 2016 represented 64,839 shares of Main Street's common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the consolidated statement of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but are included in operating expenses and weighted-average shares outstanding in Main Street's consolidated statement of operations as earned.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE Q — SUBSEQUENT EVENTS

       In January 2017, Main Street led a new portfolio investment to facilitate the majority recapitalization of NuStep, Inc. ("NuStep"), the leading manufacturer of recumbent cross-trainers focused primarily on the physical therapy, physical rehabilitation and active aging markets. Main Street, along with HMS Income, partnered with the NuStep's management team to facilitate the recapitalization of NuStep, with Main Street funding $30.8 million in a combination of first-lien, senior secured term debt and direct equity investment. Headquartered in Ann Arbor, Michigan, NuStep serves customers across a variety of end markets, including physical therapy and rehabilitation clinics, skilled nursing facilities, fitness centers, hospitals, retirement communities and individual consumers. NuStep manufactures all of its products at its manufacturing facilities in Ann Arbor and sells its products throughout the United States and across a wide variety of international markets.

       In February 2017, Main Street led a new portfolio investment to facilitate the management-led buyout of Charps Welding & Fabricating, Inc. ("Charps"), a premier specialty contractor focused on the maintenance, repair, fabrication and construction of oil and gas pipelines. Main Street, along with HMS Income, partnered with the Charps' management team to facilitate the buyout, with Main Street funding $18.8 million in a combination of first-lien, senior secured term debt and a direct equity investment. Headquartered in Clearbrook, Minnesota, and founded in 1999, Charps provides various pipeline services to customers focused on energy transmission and distribution. Charps primarily performs work in the Midwest, Ohio Valley and Eastern U.S., and its pipeline services include pipeline integrity services, emergency response, hydrostatic testing, existing line replacement, pipeline fabrication and new construction and installation.

       During February 2017, Main Street declared regular monthly dividends of $0.185 per share for each of April, May and June 2017. These regular monthly dividends equal a total of $0.555 per share for the second quarter of 2017. The second quarter 2017 regular monthly dividends represent a 2.8% increase from the dividends declared for the second quarter of 2016. Including the dividends declared for the second quarter of 2017, Main Street will have paid $19.715 per share in cumulative dividends since its October 2007 initial public offering.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders'
Main Street Capital Corporation

       We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Main Street Capital Corporation (a Maryland corporation) and subsidiaries (the "Company") referred to in our report dated February 24, 2017, which is included in the annual report on Form 10-K. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(2), which is the responsibility of the Company's management. In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Dallas, Texas
February 24, 2017

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments in and Advances to Affiliates
December 31, 2016
(dollars in thousands)

Company	Investment(1)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2015 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2016 Fair Value
Control Investments

Majority-owned investments

Café Brazil, LLC	Member Units	$429	$7,330	$—	$1,290	$6,040

Clad-Rex Steel, LLC	LIBOR Plus 9.50%	5	—	396	—	396
	LIBOR Plus 9.50%	192	—	13,941	—	13,941
	Member Units	—	—	7,280	—	7,280
	10% Secured Debt	4	—	1,190	—	1,190
	Member Units	—	—	210	—	210

CMS Minerals Investments	Member Units	178	—	4,083	702	3,381
	Preferred Member Units	1,239	6,914	—	3,232	3,682

Gamber-Johnson Holdings, LLC	LIBOR Plus 11.00% (Floor 1.00%)	1,551	—	23,846	—	23,846
	Member Units	404	—	18,920	—	18,920

GRT Rubber Technologies LLC	LIBOR Plus 9.00% (Floor 1.00%)	1,465	15,988	134	2,848	13,274
	Member Units	949	15,580	4,730	—	20,310

Hydratec, Inc.	Common Stock	1,631	14,950	690	—	15,640

IDX Broker, LLC	12.5% Secured Debt	1,460	11,350	23	423	10,950
	Member Units	136	6,440	600	—	7,040

Jensen Jewelers of Idaho, LLC	Prime Plus 6.75% (Floor 2.00%)	475	4,055	500	500	4,055
	Member Units	209	4,750	—	290	4,460

Lamb Ventures, LLC	LIBOR Plus 5.75%	7	—	351	351	—
	11% Secured Debt	869	7,962	—	305	7,657
	Preferred Equity	—	328	72	—	400
	Member Units	90	4,690	1,300	—	5,990
	9.5% Secured Debt	86	919	300	49	1,170
	Member Units	362	1,240	100	—	1,340

Lighting Unlimited, LLC	8% Secured Debt	123	1,514	—	—	1,514
	Preferred Equity	—	430	—	20	410
	Warrants	—	40	—	40	—
	Member Units	(81)	350		350	—

Mid-Columbia Lumber	10% Secured Debt	178	1,750	—	—	1,750
Products, LLC	12% Secured Debt	476	3,900	—	—	3,900
	Member Units	5	2,580	566	666	2,480
	9.5% Secured Debt	83	881	—	45	836
	Member Units	23	550	50	—	600

MSC Adviser I, LLC	Member Units	2,829	27,272	3,345	—	30,617

Mystic Logistics Holdings, LLC	12% Secured Debt	1,184	9,448	42	314	9,176
	Common Stock	—	5,970	—	190	5,780

NRP Jones, LLC	6% Current / 6% PIK Secured Debt	1,921	12,948	967	—	13,915
	Warrants	—	450	—	320	130
	Member Units	—	1,480	—	1,070	410

PPL RVs, Inc.	11.1% Secured Debt	913	9,710	—	9,710	—
	LIBOR Plus 7.00% (Floor 0.50%)	234	—	17,826	—	17,826
	Common Stock	261	9,770	2,010		11,780

Principle Environmental, LLC	12% Secured Debt	516	4,060	21	21	4,060
	12% Current / 2% PIK Secured Debt	473	3,310	69	1	3,378
	Preferred Member Units	—	6,060	—	690	5,370
	Warrants	—	310	—	40	270

Quality Lease Service, LLC	8% PIK Secured Debt	530	6,538	530	—	7,068
	Member Units	—	2,638	550	—	3,188

Company	Investment(1)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2015 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2016 Fair Value
Southern RV, LLC	13% Secured Debt	157	11,400	104	11,504	—
	Member Units	957	15,100	—	15,100	—
	13% Secured Debt	45	3,250	30	3,280	—
	Member Units	—	1,200	—	1,200	—

The MPI Group, LLC	9% Secured Debt	269	2,921	1	—	2,922
	Series A Preferred Units	—	690	—	690	—
	Warrants	—	—	—	—	—
	Member Units	129	2,230	70	—	2,300

Travis Acquisition LLC	12% Secured Debt	340	3,513	43	3,556	—
	Member Units	2,812	14,480	—	14,480	—

Uvalco Supply, LLC	9% Secured Debt	97	1,314	—	442	872
	Member Units	120	5,460	—	820	4,640

Vision Interests, Inc.	13% Secured Debt	412	3,052	19	257	2,814
	Series A Preferred Stock	—	3,550	—	550	3,000
	Common Stock	—	210	—	210	—

Ziegler's NYPD, LLC	6.5% Secured Debt	68	992	2	—	994
	12% Secured Debt	46	500	—	200	300
	14% Secured Debt	391	2,750	—	—	2,750
	Warrants	—	50	190	—	240
	Preferred Member Units	—	3,400	700	—	4,100

Other controlled investments

Access Media Holdings, LLC	5.00% Current / 5.00% PIK Secured Debt	2,270	20,380	1,110	1,790	19,700
	Preferred Member Units	—	2,000	2,081	3,841	240
	Member Units	—	—	—	—	—

Ameritech College Operations, LLC	10% Secured Debt	52	514	—	—	514
	13% Secured Debt	315	3,025	—	—	3,025
	13% Secured Debt	51	489	—	—	489
	Preferred Member Units	(5)	2,291	—	—	2,291

ASC Interests, LLC	11% Secured Debt	271	2,500	14	414	2,100
	Member Units	95	2,230	450	—	2,680

Bond-Coat, Inc.	12% Secured Debt	1,450	11,596	35	35	11,596
	Common Stock	—	9,140	—	2,480	6,660

CBT Nuggets, LLC	Member Units	7,425	42,120	13,360	—	55,480

Datacom, LLC	8% Secured Debt	53	—	900		900
	5.25% Current / 5.25% PIK Secured Debt	1,193	10,970	529	450	11,049
	Class A Preferred Member Units	—	1,181	187	—	1,368
	Class B Preferred Member Units	—	5,079	—	3,550	1,529

Garreco, LLC	14% Secured Debt	838	5,739	30	550	5,219
	Member Units	—	1,270	—	120	1,150

Gulf Manufacturing, LLC	9% PIK Secured Debt	71	777	—	—	777
	Member Units	51	13,770	—	5,000	8,770

Gulf Publishing Holdings, LLC	12.5% Secured Debt	969	—	9,911	—	9,911
	Member Units	62	—	3,124	—	3,124

Harrison Hydra-Gen, Ltd.	9% Secured Debt	9	5,010		5,010	—
	Preferred Stock	2	1,361	2	1,363	—
	Common Stock	69	2,600	520	—	3,120

Hawthorne Customs and Dispatch	Member Units	—	460	—	180	280
Services, LLC	Member Units	188	2,220	—	180	2,040

HW Temps LLC	LIBOR Plus 13% (Floor 1.00%)	1,172	9,884	816	200	10,500
	Preferred Member Units	389	3,942	—	2	3,940

Indianapolis Aviation Partners, LLC	15% Secured Debt	636	3,100	5	5	3,100
	Warrants	—	2,540	109	—	2,649

Marine Shelters Holdings, LLC	12% PIK Secured Debt	895	8,870	947	430	9,387
	Preferred Member Units	—	4,881	—	4,881	—

MH Corbin Holding LLC	10% Secured Debt	1,409	13,869	28	700	13,197
	Preferred Member Units	140	6,000	—	—	6,000

NAPCO Precast, LLC	Prime Plus 2.00% (Floor 7.00%)	283	4,005	—	1,292	2,713
	18% Secured Debt	794	4,924	—	972	3,952
	Member Units	687	8,590	2,330	—	10,920

Company	Investment(1)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2015 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2016 Fair Value
NRI Clinical Research, LLC	LIBOR Plus 6.50% (Floor 1.50%)	8	—	200	—	200
	14% Secured Debt	683	4,539	78	356	4,261
	Warrants	—	340	340	—	680
	Member Units	—	1,342	1,120	—	2,462

OMi Holdings, Inc.	Common Stock	480	13,640	—	560	13,080

Pegasus Research Group, LLC	Member Units	243	6,840	1,780	—	8,620

River Aggregates, LLC	Zero Coupon Secured Debt	71	556	71	—	627
	Member Units	460	3,830	770	—	4,600
	Member Units	—	2,360	150	—	2,510

SoftTouch Medical Holdings LLC	LIBOR Plus 9.00% (Floor 1.00%)	793	8,010	65	935	7,140
	Member Units	397	5,710	3,460	—	9,170

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period		—	—			—

		$52,221	$555,011	$150,323	$111,052	$594,282

Company	Investment(1)	Amount of Interest, Fee or Dividends Credited to Income(2)	December 31, 2015 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2016 Fair Value
Affiliate Investments

AFG Capital Group, LLC	11% Secured Debt	$1,313	$12,790	$349	$13,139	$—
	Warrants	—	490	180	—	670
	Member Units	40	2,020	730	—	2,750

Barfly Ventures, LLC	12% Secured Debt	1,053	4,042	1,818	33	5,827
	Options	—	—	490	—	490
	Warrants	—	473	—	193	280

BBB Tank Services, LLC	LIBOR Plus 9.50% (Floor 1.00%)	22	—	797	—	797
	15% Secured Debt	439	—	3,991	—	3,991
	Member Units	—	—	800	—	800

Boss Industries, LLC	Preferred Member Units	264	2,586	214	—	2,800

Bridge Capital Solutions Corporation	13% Secured Debt	1,293	6,890	5,720	7,000	5,610
	Warrants	—	1,300	2,070	—	3,370
	13% Secured Debt	73	—	1,000	—	1,000
	Preferred Member Units	44	—	1,000	—	1,000

Buca C, LLC	LIBOR Plus 7.25% (Floor 1.00%)	2,087	25,299	531	3,159	22,671
	Preferred Member Units	226	3,711	949	—	4,660

CAI Software LLC	12% Secured Debt	507	4,661	14	992	3,683
	Member Units	102	1,000	1,480	—	2,480

CapFusion, LLC	13% Secured Debt	1,547	—	13,202	—	13,202
	Warrants	—	—	1,200	—	1,200

Chandler Signs Holdings, LLC	12% Secured Debt	595	—	4,500	—	4,500
	Class A Units	149	—	3,240	—	3,240

Condit Exhibits, LLC	Member Units	175	1,010	830	—	1,840

Congruent Credit Opportunities	LP Interests (Fund II)	400	2,834	—	1,316	1,518
Funds	LP Interests (Fund III)	1,115	12,024	4,157	—	16,181

Daseke, Inc.	12% Current / 2.5% PIK Secured Debt	3,252	21,253	629	83	21,799
	Common Stock	—	22,660	1,403	—	24,063

Dos Rios Partners	LP Interests (Dos Rios Partners, LP)	—	2,031	2,894	—	4,925
	LP Interests (Dos Rios Partners — A, LP)	—	648	918	122	1,444

Dos Rios Stone Products LLC	Class A Units	57	—	2,070		2,070

East Teak Fine Hardwoods, Inc.	Common Stock	41	860	—	—	860

East West Copolymer &	12% Current / 2% PIK Secured Debt	1,302	9,463	127	960	8,630
Rubber, LLC	Warrants	—	50	—	50	—

EIG Fund Investments	LP Interests	243	718	2,086	—	2,804

EIG Traverse Co-Investment, L.P.	LP Interests	1,175	4,755	5,150	—	9,905

Freeport Financial Fund Investments	LP Interests (Freeport Financial SBIC Fund LP)	398	6,045	—	425	5,620
	LP Interests (Freeport First Lien Loan Fund III LP)	478	2,077	2,686	—	4,763

Gault Financial, LLC (RMB	10% Secured Debt	1,532	10,930	149	—	11,079
Capital, LLC)	Warrants	—	—	—	—	—

Glowpoint, Inc.	8% Secured Debt	21	397	1	398	—
	12% Secured Debt	1,125	8,929	22	4,954	3,997
	Common Stock	—	3,840	—	1,760	2,080

Guerdon Modular Holdings, Inc.	9% Current / 4% PIK Secured Debt	1,463	10,280	1,274	960	10,594
	Preferred Stock	—	—	1,140	—	1,140
	Common Stock	—	1,990	—	1,910	80

Hawk Ridge Systems, LLC	10% Secured Debt	184	—	9,901	—	9,901
	Preferred Member Units	28	—	2,850	—	2,850
	Preferred Member Units	—	—	150	—	150

Houston Plating and Coatings, LLC	Member Units	(22)	8,440	433	4,873	4,000

I-45 SLF LLC	Member Units	1,964	7,200	7,386	—	14,586

Indianhead Pipeline Services, LLC	12% Secured Debt	1,548	5,853	126	900	5,079
	Preferred Member Units	37	2,302	375	—	2,677
	Warrants	—	—	—	—	—
	Member Units	—	—	—	—	—

KBK Industries, LLC	10% Secured Debt	51	—	1,550	300	1,250
	12.5% Secured Debt	763	5,900	14	25	5,889
	Member Units	(8)	3,680	—	900	2,780

L.F. Manufacturing Holdings, LLC	Member Units	—	1,485	—	105	1,380

Company	Investment(1)	Amount of Interest, Fee or Dividends Credited to Income(2)	December 31, 2015 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2016 Fair Value
MPS Denver, LLC	Member Units	—	1,130	124	1,254	—

OnAsset Intelligence, Inc.	12% PIK Secured Debt	512	4,006	513	—	4,519
	Preferred Stock	—	1,380	—	1,380	—
	Warrants	—	—	—	—	—

OPI International Ltd.	10% Unsecured Debt	48	473	—	—	473
	Common Stock	—	3,200	—	1,600	1,600

PCI Holding Company, Inc.	12% Secured Debt	1,354	—	13,000	—	13,000
	Preferred Stock	617	4,887	617	134	5,370

Radial Drilling Services Inc.	12% Secured Debt	20	1,500	2,461	3,961	—
	Warrants	—	—	758	758	—

Rocaceia, LLC (Quality Lease and	12% Secured Debt	—	250	—	—	250
Rental Holdings, LLC)	Preferred Member Units	—	—	—	—	—

Samba Holdings, Inc.	12.5% Secured Debt	1,100	24,662	110	24,772	—
	Common Stock	—	30,220	—	30,220	—

Tin Roof Acquisition Company	12% Secured Debt	1,735	13,807	62	484	13,385
	Class C Preferred Stock	262	2,477	261	—	2,738

UniTek Global Services, Inc.	LIBOR Plus 7.50% (Floor 1.00%)	254	2,812	2,209	—	5,021
	LIBOR Plus 8.50% (Floor 1.00%)	108	1,255	16	447	824
	15% PIK Unsecured Debt	113	638	107	—	745
	Preferred Stock	878	5,540	878	8	6,410
	Common Stock	—	—	3,010	—	3,010

Universal Wellhead Services	Member Units	—	—	4,000	3,390	610
Holdings, LLC	Preferred Member Units	—	3,000	1,811	4,091	720

Valley Healthcare Group, LLC	LIBOR Plus 12.50% (Floor 0.50%)	1,519	10,297	2,647	100	12,844
	Preferred Member Units	—	—	1,600	—	1,600

Volusion, LLC	11.5% Secured Debt	2,451	16,199	—	901	15,298
	Preferred Member Units	—	14,000	—	—	14,000
	Warrants	—	1,400	1,176	—	2,576

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period		(345)	(15,530)	—	—	—

		$37,702	$350,519	$127,956	$118,057	$375,948

  This schedule should be read in conjunction with Main Street's consolidated financial statements, including the consolidated schedule of investments and notes to the consolidated financial statements.

(1)
The principal amount, the ownership detail for equity investments and if the investment is income producing is included in the consolidated schedule of investments.

(2)
Represents the total amount of interest, fees and dividends credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income or investment balances related to the time period it was in the category other than the one shown at period end is included in "Amounts from investments transferred from other 1940 Act classifications during the period."

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

       (b)  Management's Report on Internal Control Over Financial Reporting.    The management of Main Street Capital Corporation and its subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company's evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2016. Grant Thornton, LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2016, as stated in its report which is included herein.

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

Item 9B.    Other Information

       None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

       The information required by this Item will be contained in the definitive proxy statement relating to our 2016 annual meeting of stockholders (the "Proxy Statement") under the headings "Election of Directors," "Corporate Governance," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance," to be filed with the Securities and Exchange Commission on or prior to April 30, 2017, and is incorporated herein by reference.

       We have adopted a code of business conduct and ethics that applies to directors, officers and employees of Main Street. This code of ethics is published on our Web site at www.mainstcapital.com. We intend to disclose any substantive amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a Web site posting.

Item 11.    Executive Compensation

       The information required by this Item will be contained in the Proxy Statement under the headings "Compensation of Executive Officers," "Compensation of Directors," "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report," to be filed with the Securities and Exchange Commission on or prior to April 30, 2017, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

       The following table provides information regarding our equity compensation plans as of December 31, 2016:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)(1)
Equity compensation plans approved by security holders	—	$—	3,025,032
Equity compensation plans not approved by security holders	—	—	—

Total	—	$—	3,025,032

(1)
All of our equity compensation plans have been approved by our stockholders. As of December 31, 2016, we had issued 275,620 shares of restricted stock pursuant to our current equity compensation plans, of which 7,106 shares had vested and 652 shares were forfeited. Pursuant to each of our equity compensation plans, if any award issued thereunder shall for any reason expire or otherwise terminate or be forfeited, in whole or in part, the shares of stock not acquired under such award shall revert to and again become available for issuance under such plan.

       The other information required by this Item will be contained in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," to be filed with the Securities and Exchange Commission on or prior to April 30, 2017, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

       The information required by this Item will be contained in the Proxy Statement under the headings "Certain Relationships and Related Party Transactions" and "Corporate Governance," to be filed with the Securities and Exchange Commission on or prior to April 30, 2017, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

       The information required by this Item will be contained in the Proxy Statement under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2017," to be filed with the Securities and Exchange Commission on or prior to April 30, 2017, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Consolidated Financial Statement Schedules

       The following documents are filed or incorporated by reference as part of this Annual Report:

1.    Consolidated Financial Statements

2.    Consolidated Financial Statement Schedule

Report of Independent Registered Public Accounting Firm	184
Schedule of Investments in and Advances to Affiliates for the Year Ended December 31, 2016	185

3.    Exhibits

       The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1*	Articles of Amendment and Restatement of Main Street Capital Corporation (previously filed as Exhibit (a) to Main Street Capital Corporation's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on August 15, 2007 (Reg. No. 333-142879))
3.2*
Amended and Restated Bylaws of Main Street Capital Corporation (previously filed as Exhibit 3.1 to Main Street Capital Corporation's Current Report on Form 8-K filed on March 6, 2013 (File No. 1-33723))
4.1*
Form of Common Stock Certificate (previously filed as Exhibit (d) to Main Street Capital Corporation's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on August 15, 2007 (Reg. No. 333-142879))
4.2*
Dividend Reinvestment Plan (previously filed as Exhibit (e) to Main Street Capital Corporation's Post-Effective Amendment No. 8 to the Registration Statement on Form N-2 filed on May 7, 2014 (Reg. No. 333-183555))
4.3*
Main Street Mezzanine Fund, LP SBIC debentures guaranteed by the SBA (previously filed as Exhibit (f)(1) to Main Street Capital Corporation's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on June 22, 2007 (Reg. No. 333-142879))
4.4*
Main Street Capital II, LP SBIC debentures guaranteed by the SBA (see Exhibit (f)(1) to Pre-Effective Amendment No. 1 to Form N-2 of Main Street Capital Corporation filed with the SEC on June 22, 2007 for a substantially identical copy of the form of debentures)
4.5*
Main Street Capital III, LP SBIC debentures guaranteed by the SBA (see Exhibit (f)(1) to Pre-Effective Amendment No. 1 to Form N-2 of Main Street Capital Corporation filed with the SEC on June 22, 2007 for a substantially identical copy of the form of debentures)

Exhibit Number	Description
4.6*
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
4.8*	Form of 6.125% Notes due 2023 (incorporated by reference to Exhibit 4.7)
4.9*
Form of Second Supplemental Indenture relating to the 4.50% Notes due 2019, between Main Street Capital Corporation and The Bank of New York Mellon Trust Company, N.A. (previously filed as Exhibit (d)(10) to Main Street Capital Corporation's Post-Effective Amendment No. 9 to the Registration Statement on Form N-2 filed on November 4, 2014 (Reg. No. 333-183555))
4.10*	Form of 4.50% Notes due 2019 (incorporated by reference to Exhibit 4.9)
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

Exhibit Number	Description
10.11*
Fifth Amendment to Second Amended and Restated Credit Agreement and First Amendment to Security Agreement dated November 20, 2015 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current Report on Form 8-K filed on November 24, 2015 (File No. 1-33723))
10.12*
Sixth Amendment to Second Amended and Restated Credit Agreement dated October 31, 2016 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current Report on Form 8-K filed on November 1, 2016 (File No. 1-33723))
10.13*†
Main Street Capital Corporation 2015 Equity and Incentive Plan (previously filed as Exhibit 4.4 to Main Street Capital Corporation's Registration Statement on Form S-8 filed on May 5, 2015 (Reg. No. 333-203893))
10.14*†
Main Street Capital Corporation 2015 Non-Employee Director Restricted Stock Plan (previously filed as Exhibit 4.5 to Main Street Capital Corporation's Registration Statement on Form S-8 filed on May 5, 2015 (Reg. No. 333-203893))
10.15*†
Form of Restricted Stock Agreement for Executive Officers — Main Street Capital Corporation 2015 Equity and Incentive Plan (previously filed as Exhibit 4.6 to Main Street Capital Corporation's Registration Statement on Form S-8 filed on May 5, 2015 (Reg. No. 333-203893))
10.16*†
Form of Restricted Stock Agreement for Non-Employee Directors — Main Street Capital Corporation 2015 Non-Employee Director Restricted Stock Plan (previously filed as Exhibit 4.7 to Main Street Capital Corporation's Registration Statement on Form S-8 filed on May 5, 2015 (Reg. No. 333-203893))
10.17*
Custodian Agreement (previously filed as Exhibit (j) to Main Street Capital Corporation's Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (Reg. No. 333-142879))
10.18*†
Form of Confidentiality and Non-Compete Agreement by and between Main Street Capital Corporation and Vincent D. Foster (previously filed as Exhibit (k)(12) to Main Street Capital Corporation's Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (Reg. No. 333-142879))
10.19*†
Form of Indemnification Agreement by and between Main Street Capital Corporation and each executive officer and director (previously filed as Exhibit (k)(13) to Main Street Capital Corporation's Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (Reg. No. 333-142879))
10.20*
Investment Sub-Advisory Agreement dated May 31, 2012 by and among HMS Adviser, LP, Main Street Capital Partners, LLC, Main Street Capital Corporation and HMS Income Fund, Inc. (previously filed as Exhibit (g)(2) to HMS Income Fund, Inc.'s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on May 31, 2012 (Reg. No. 333-178548))
10.21*
Assignment and Assumption of Investment Sub-Advisory Agreement dated December 31, 2013 by and among MSC Adviser I, LLC, HMS Adviser, LP, Main Street Capital Partners, LLC, Main Street Capital Corporation and HMS Income Fund, Inc. (previously filed as Exhibit 10.14 to Main Street Capital Corporation's Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 28, 2014 (File No. 1-33723))
10.22*†
Main Street Capital Corporation Deferred Compensation Plan Adoption Agreement and Plan Document (previously filed as Exhibit 4.1 to Main Street Capital Corporation's Registration Statement on Form S-8 filed on December 18, 2015 (File No. 333-208643))
10.23*
Form of Equity Distribution Agreement dated November 18, 2016 (previously filed as Exhibit (h)(3) to Main Street Capital Corporation's Post-Effective Amendment No. 7 to the Registration Statement on Form N-2 filed on November 18, 2016 (Reg. No. 333-203147))
12.1	Computation of Ratios of Earnings to Fixed Charges

Exhibit Number	Description
14.1*
Code of Business Conduct and Ethics (previously filed as Exhibit 14.1 to Main Street Capital Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed on November 4, 2016 (File No. 1-33723))
21.1	List of Subsidiaries
23.1	Consent of Grant Thornton, LLP, independent registered public accounting firm
31.1	Rule 13a - 14(a)/15d - 14(a) certification of Chief Executive Officer
31.2	Rule 13a - 14(a)/15d - 14(a) certification of Chief Financial Officer
32.1	Section 1350 certification of Chief Executive Officer
32.2	Section 1350 certification of Chief Financial Officer

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

Date: February 24, 2017

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VINCENT D. FOSTER Vincent D. Foster	Chairman and Chief Executive Officer (principal executive officer)	February 24, 2017
/s/ BRENT D. SMITH Brent D. Smith	Chief Financial Officer and Treasurer (principal financial officer)	February 24, 2017
/s/ SHANNON D. MARTIN Shannon D. Martin	Vice President, Chief Accounting Officer (principal accounting officer)	February 24, 2017
/s/ JOSEPH E. CANON Joseph E. Canon	Director	February 24, 2017
/s/ MICHAEL APPLING JR. Michael Appling Jr.	Director	February 24, 2017
/s/ ARTHUR L. FRENCH Arthur L. French	Director	February 24, 2017
/s/ J. KEVIN GRIFFIN J. Kevin Griffin	Director	February 24, 2017
/s/ JOHN E. JACKSON John E. Jackson	Director	February 24, 2017
/s/ BRIAN E. LANE Brian E. Lane	Director	February 24, 2017
/s/ STEVEN B. SOLCHER Steven B. Solcher	Director	February 24, 2017

EXHIBIT INDEX

Exhibit Number	Description
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries
23.1	Consent of Grant Thornton LLP, independent registered public accounting firm
31.1	Rule 13a - 14(a)/15d - 14(a) certification of Chief Executive Officer
31.2	Rule 13a - 14(a)/15d - 14(a) certification of Chief Financial Officer
32.1	Section 1350 certification of Chief Executive Officer
32.2	Section 1350 certification of Chief Financial Officer