Form 10-Q
period 2017-03-31
Main Street Capital CORP
filed 2017-05-05
CIK 1396440

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

        If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of shares outstanding of the issuer's common stock as of May 4, 2017 was 55,922,561.

PART I
FINANCIAL INFORMATION

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

(dollars in thousands, except shares and per share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Portfolio investments at fair value:
Control investments (cost: $491,749 and $439,674 as of March 31, 2017 and December 31, 2016, respectively)	$658,239	$594,282
Affiliate investments (cost: $373,895 and $394,699 as of March 31, 2017 and December 31, 2016, respectively)	329,024	375,948
Non-Control/Non-Affiliate investments (cost: $1,010,832 and $1,037,510 as of March 31, 2017 and December 31, 2016, respectively)	992,115	1,026,676

Total investments (cost: $1,876,476 and $1,871,883 as of March 31, 2017 and December 31, 2016, respectively)	1,979,378	1,996,906
Cash and cash equivalents	33,605	24,480
Interest receivable and other assets	37,560	35,133
Receivable for securities sold	8,604	1,990
Deferred financing costs (net of accumulated amortization of $12,205 and $11,547 as of March 31, 2017 and December 31, 2016, respectively)	12,603	12,645
Deferred tax asset, net	4,739	9,125

Total assets	$2,076,489	$2,080,279

LIABILITIES
Credit facility	$288,000	$343,000
SBIC debentures (par: $240,200 and $240,000 as of March 31, 2017 and December 31, 2016, respectively. Par of $50,000 and $75,200 is recorded at a fair value of $49,155 and $74,803 as of March 31, 2017 and December 31, 2016, respectively)	239,355	239,603
4.50% Notes	175,000	175,000
6.125% Notes	90,655	90,655
Accounts payable and other liabilities	11,758	14,205
Payable for securities purchased	14,064	2,184
Interest payable	3,471	4,103
Dividend payable	10,252	10,048

Total liabilities	832,555	878,798
Commitments and contingencies (Note M)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 55,423,375 and 54,312,444 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively)	554	543
Additional paid-in capital	1,185,478	1,143,883
Accumulated net investment income, net of cumulative dividends of $532,336 and $521,297 as of March 31, 2017 and December 31, 2016, respectively	33,943	19,033
Accumulated net realized gain from investments (accumulated net realized gain from investments of $75,959 before cumulative dividends of $126,845 as of March 31, 2017 and accumulated net realized gain from investments of $48,394 before cumulative dividends of $107,281 as of December 31, 2016)	(50,886)	(58,887)
Net unrealized appreciation, net of income taxes	74,845	96,909

Total net assets	1,243,934	1,201,481

Total liabilities and net assets	$2,076,489	$2,080,279

NET ASSET VALUE PER SHARE	$22.44	$22.10

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(dollars in thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$12,988	$12,615
Affiliate investments	9,899	8,523
Non-Control/Non-Affiliate investments	25,002	20,737

Interest, fee and dividend income	47,889	41,875
Interest, fee and dividend income from marketable securities and idle funds investments	—	131

Total investment income	47,889	42,006
EXPENSES:
Interest	(8,608)	(8,182)
Compensation	(4,430)	(3,820)
General and administrative	(2,940)	(2,405)
Share-based compensation	(2,269)	(1,589)
Expenses allocated to the External Investment Manager	1,524	1,154

Total expenses	(16,723)	(14,842)

NET INVESTMENT INCOME	31,166	27,164
NET REALIZED GAIN (LOSS):
Control investments	(682)	14,358
Affiliate investments	22,930	—
Non-Control/Non-Affiliate investments	5,317	818
Marketable securities and idle funds investments	—	(1,573)
SBIC debentures	(5,217)	—

Total net realized gain	22,348	13,603

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION):
Portfolio investments	(22,091)	(27,529)
Marketable securities and idle funds investments	—	1,457
SBIC debentures	5,665	(146)

Total net change in unrealized depreciation	(16,426)	(26,218)

INCOME TAXES:
Federal and state income, excise and other taxes	(1,252)	(370)
Deferred taxes	(4,386)	2,633

Income tax benefit (provision)	(5,638)	2,263

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$31,450	$16,812

NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$0.57	$0.54

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$0.57	$0.33

DIVIDENDS PAID PER SHARE:
Regular monthly dividends	$0.555	$0.540
Supplemental dividends	—	—

Total dividends	$0.555	$0.540

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	55,125,170	50,549,780

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except shares)

(Unaudited)

	Common Stock				Accumulated Net Realized Gain From Investments, Net of Dividends	Net Unrealized Appreciation from Investments, Net of Income Taxes
				Accumulated Net Investment Income, Net of Dividends
	Number of Shares	Par Value	Additional Paid-In Capital				Total Net Asset Value
Balances at December 31, 2015	50,413,744	$504	$1,011,467	$7,181	$(49,653)	$101,395	$1,070,894
Public offering of common stock, net of offering costs	321,714	3	9,778	—	—	—	9,781
Share-based compensation	—	—	1,589	—	—	—	1,589
Dividend reinvestment	113,631	1	3,255	—	—	—	3,256
Amortization of directors' deferred compensation	—	—	144	—	—	—	144
Issuance of restricted stock, net of forfeited shares	(3,089)	—	—	—	—	—	—
Dividends to stockholders	—	—	—	(27,284)	—	—	(27,284)
Cumulative-effect to retained earnings for excess tax benefit	—	—	—	—	—	1,806	1,806
Net increase (decrease) resulting from operations	—	—	—	27,164	13,603	(23,955)	16,812

Balances at March 31, 2016	50,846,000	$508	$1,026,233	$7,061	$(36,050)	$79,246	$1,076,998

Balances at December 31, 2016	54,354,857	$543	$1,143,883	$19,033	$(58,887)	$96,909	$1,201,481
Public offering of common stock, net of offering costs	1,035,286	11	37,700	—	—	—	37,711
Share-based compensation	—	—	2,269	—	—	—	2,269
Purchase of vested stock for employee payroll tax withholding	(8,964)	—	(343)	—	—	—	(343)
Dividend reinvestment	48,675	—	1,806	—	—	—	1,806
Amortization of directors' deferred compensation	—	—	163	—	—	—	163
Forfeited shares of terminated employees	(6,479)	—	—	—	—	—	—
Dividends to stockholders	—	—	—	(11,039)	(19,564)	—	(30,603)
Net increase (decrease) resulting from operations	—	—	—	25,949	27,565	(22,064)	31,450

Balances at March 31, 2017	55,423,375	$554	$1,185,478	$33,943	$(50,886)	$74,845	$1,243,934

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$31,450	$16,812
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(186,922)	(113,945)
Proceeds from sales and repayments of debt investments in portfolio companies	184,487	69,028
Proceeds from sales and return of capital of equity investments in portfolio companies	37,041	21,891
Proceeds from sales and repayments of marketable securities and idle funds investments	—	559
Net change in net unrealized depreciation	16,426	26,218
Net realized gain	(22,348)	(13,603)
Accretion of unearned income	(4,703)	(1,921)
Payment-in-kind interest	(1,607)	(1,303)
Cumulative dividends	(877)	(321)
Share-based compensation expense	2,269	1,589
Amortization of deferred financing costs	658	644
Deferred tax (benefit) provision	4,386	(2,633)
Changes in other assets and liabilities:
Interest receivable and other assets	(2,175)	(2,390)
Interest payable	(632)	1,226
Accounts payable and other liabilities	(2,284)	(6,269)
Deferred fees and other	597	632

Net cash provided by (used in) operating activities	55,766	(3,786)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	37,711	9,781
Dividends paid	(28,593)	(23,990)
Proceeds from issuance of SBIC debentures	25,400	—
Repayments of SBIC debentures	(25,200)	—
Proceeds from credit facility	83,000	70,000
Repayments on credit facility	(138,000)	(55,000)
Payment of deferred loan costs and SBIC debenture fees	(616)	—
Purchases of vested stock for employee payroll tax withholding	(343)	—
Other	—	(113)

Net cash provided by (used in) financing activities	(46,641)	678

Net increase (decrease) in cash and cash equivalents	9,125	(3,108)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,480	20,331

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,605	$17,223

Supplemental cash flow disclosures:
Interest paid	$8,552	$6,282
Taxes paid	$1,677	$1,172
Non-cash financing activities:
Shares issued pursuant to the DRIP	$1,806	$3,256

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments

March 31, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Control Investments(5)

Access Media Holdings, LLC(10)	Private Cable Operator
		5% Current / 5% PIK Secured Debt (Maturity—July 22, 2020)	$22,946	$22,946	$19,470
		Preferred Member Units (6,750,000 units; 12% cumulative)		6,644	220
		Member Units (45 units)		1	—

				29,591	19,690

Ameritech College Operations, LLC	For-Profit Nursing and Healthcare College
		10% Secured Debt (Maturity—November 30, 2019)	514	514	514
		13% Secured Debt (Maturity—November 30, 2019)	489	489	489
		13% Secured Debt (Maturity—January 31, 2020)	3,025	3,025	3,025
		Preferred Member Units (2,936 units)		6,191	2,810

				10,219	6,838

ASC Interests, LLC	Recreational and Educational Shooting Facility
		11% Secured Debt (Maturity—July 31, 2018)	2,050	2,036	2,050
		Member Units (1,500 units)(8)		1,500	2,740

				3,536	4,790

Bond-Coat, Inc.	Casing and Tubing Coating Services
		12% Secured Debt (Maturity—December 28, 2017)	11,596	11,566	11,596
		Common Stock (57,508 shares)		6,350	7,600

				17,916	19,196

Café Brazil, LLC	Casual Restaurant Group
		Member Units (1,233 units)(8)		1,742	5,900

CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units (416 units)(8)		1,300	60,620

Charps, LLC	Pipeline Maintenance and Construction
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—February 3, 2022)(9)	800	781	781
		12% Secured Debt (Maturity—February 3, 2022)	18,400	18,220	18,220
		Preferred Member Units (1,600 units)		400	400

				19,401	19,401

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Clad-Rex Steel, LLC	Specialty Manufacturer of Vinyl-Clad Metal
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity—December 20, 2018)(9)	400	397	397
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity—December 20, 2021)(9)	14,080	13,946	13,946
		Member Units (717 units)		7,280	7,280
		10% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity—December 20, 2036)	1,198	1,186	1,186
		Member Units (Clad-Rex Steel RE Investor, LLC) (800 units)		210	210

				23,019	23,019

CMS Minerals Investments	Oil & Gas Exploration & Production
		Preferred Member Units (CMS Minerals LLC) (458 units)(8)		2,009	3,271
		Member Units (CMS Minerals II, LLC) (100 units)(8)		3,716	3,120

				5,725	6,391

Datacom, LLC	Technology and Telecommunications Provider
		8% Secured Debt (Maturity—May 30, 2017)	1,080	1,080	1,080
		5.25% Current / 5.25% PIK Secured Debt (Maturity—May 30, 2019)	11,867	11,811	11,490
		Class A Preferred Member Units (15% cumulative)		1,181	1,419
		Class B Preferred Member Units (6,453 units)		6,030	1,861

				20,102	15,850

Gamber-Johnson Holdings, LLC	Manufacturer of Ruggedized Computer Mounting Systems
		LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.00%, Secured Debt (Maturity—June 24, 2021)(9)	24,080	23,856	24,080
		Member Units (8,619 units)(8)		14,844	22,080

				38,700	46,160

Garreco, LLC	Manufacturer and Supplier of Dental Products
		LIBOR Plus 12.00% (Floor 1.00%), Current Coupon 13.15%, Secured Debt (Maturity—March 31, 2020)(9)	6,025	5,969	5,969
		Member Units (1,200 units)		1,200	1,470

				7,169	7,439

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

GRT Rubber Technologies LLC	Manufacturer of Engineered Rubber Products
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—December 19, 2019)(9)	13,065	12,986	13,065
		Member Units (5,879 units)(8)		13,065	20,310

				26,051	33,375

Gulf Manufacturing, LLC	Manufacturer of Specialty Fabricated Industrial Piping Products
		9% PIK Secured Debt (Ashland Capital IX, LLC) (Maturity—June 30, 2017)	777	777	777
		Member Units (438 units)(8)		2,980	9,190

				3,757	9,967

Gulf Publishing Holdings, LLC	Energy Industry Focused Media and Publishing
		12.5% Secured Debt (Maturity—April 29, 2021)	10,000	9,915	9,915
		Member Units (3,124 units)		3,124	3,460

				13,039	13,375

Harborside Holdings, LLC	Real Estate Holding Company
		Member units (100 units)		6,056	9,400

Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
		Common Stock (107,456 shares)(8)		718	2,800

Hawthorne Customs and Dispatch Services, LLC	Facilitator of Import Logistics, Brokerage, and Warehousing
		Member Units (500 units)		589	280
		Member Units (Wallisville Real Estate, LLC) (588,210 units)(8)		1,215	2,040

				1,804	2,320

HW Temps LLC	Temporary Staffing Solutions
		LIBOR Plus 13.00% (Floor 1.00%), Current Coupon 14.00%, Secured Debt (Maturity July 2, 2020)(9)	9,976	9,904	9,904
		Preferred Member Units (3,200 units)(8)		3,942	3,940

				13,846	13,844

Hydratec, Inc.	Designer and Installer of Micro-Irrigation Systems
		Common Stock (7,095 shares)(8)		7,095	15,640

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

IDX Broker, LLC	Provider of Marketing and CRM Tools for the Real Estate Industry
		12.5% Secured Debt (Maturity—November 15, 2018)	10,650	10,610	10,650
		Member Units (5,400 units)(8)		5,606	8,200

				16,216	18,850

Indianapolis Aviation Partners, LLC	Fixed Base Operator
		15% Secured Debt (Maturity—April 15, 2017)	3,100	3,100	3,100
		Warrants (1,046 equivalent units)		1,129	2,710

				4,229	5,810

Jensen Jewelers of Idaho, LLC	Retail Jewelry Store
		Prime Plus 6.75% (Floor 2.00%), Current Coupon 10.50%, Secured Debt (Maturity—November 14, 2019)(9)	3,905	3,850	3,905
		Member Units (627 units)(8)		811	4,460

				4,661	8,365

Lamb Ventures, LLC	Aftermarket Automotive Services Chain
		LIBOR Plus 5.75%, Current Coupon 6.56%, Secured Debt (Maturity May 30, 2018)	305	305	305
		11% Secured Debt (Maturity—May 31, 2018)	7,579	7,579	7,579
		Preferred Equity (non-voting)		400	400
		Member Units (742 units)(8)		5,273	6,190
		9.5% Secured Debt (Lamb's Real Estate Investment I, LLC) (Maturity—March 31, 2027)	432	428	428
		Member Units (Lamb's Real Estate Investment I, LLC) (1,000 units)(8)		625	960

				14,610	15,862

Marine Shelters Holdings, LLC	Fabricator of Marine and Industrial Shelters
		12% PIK Secured Debt (Maturity—December 28, 2017)(14)	3,131	3,078	—
		Preferred Member Units (3,810 units)		5,352	—

				8,430	—

MH Corbin Holding LLC	Manufacturer and Distributor of Traffic Safety Products
		10% Secured Debt (Maturity—August 31, 2020)	13,125	13,030	13,030
		Preferred Member Units (4,000 shares)		6,000	6,000

				19,030	19,030

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Mid-Columbia Lumber Products, LLC	Manufacturer of Finger-Jointed Lumber Products
		10% Secured Debt (Maturity—December 18, 2017)	1,750	1,750	1,750
		12% Secured Debt (Maturity—December 18, 2017)	3,900	3,900	3,900
		Member Units (3,554 units)		1,810	1,980
		9.5% Secured Debt (Mid-Columbia Real Estate, LLC) (Maturity—May 13, 2025)	825	825	825
		Member Units (Mid-Columbia Real Estate, LLC) (500 units)(8)		790	1,220

				9,075	9,675

MSC Adviser I, LLC(16)	Third Party Investment Advisory Services
		Member Units (Fully diluted 100.0%)(8)		—	33,472

Mystic Logistics Holdings, LLC	Logistics and Distribution Services Provider for Large Volume Mailers
		12% Secured Debt (Maturity—August 15, 2019)	9,164	9,051	9,164
		Common Stock (5,873 shares)		2,720	6,170

				11,771	15,334

NAPCO Precast, LLC	Precast Concrete Manufacturing
		Prime Plus 2.00% (Floor 7.00%), Current Coupon 9.00%, Secured Debt (Maturity—February 1, 2019)(9)	2,713	2,695	2,713
		18% Secured Debt (Maturity—February 1, 2019)	3,952	3,925	3,952
		Member Units (2,955 units)(8)		2,975	10,920

				9,595	17,585

NRI Clinical Research, LLC	Clinical Research Service Provider
		LIBOR Plus 6.50% (Floor 1.50%), Current Coupon 8.00%, Secured Debt (Maturity—September 8, 2017)(9)	400	400	400
		14% Secured Debt (Maturity—September 8, 2017)	4,261	4,239	4,261
		Warrants (251,723 equivalent units)		252	680
		Member Units (500,000 units)		765	2,462

				5,656	7,803

NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		8% Current / 4% PIK Secured Debt (Maturity—December 22, 2016)(17)	14,054	14,054	14,054
		Warrants (14,331 equivalent units)		817	130
		Member Units (50,877 units)		2,900	410

				17,771	14,594

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

NuStep, LLC	Designer, Manufacturer and Distributor of Fitness Equipment
		12% Secured Debt (Maturity—January 31, 2022)	20,600	20,394	20,394
		Preferred Member Units (406 units)		10,200	10,200

				30,594	30,594

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
		Common Stock (1,500 shares)(8)		1,080	13,080

Pegasus Research Group, LLC	Provider of Telemarketing and Data Services
		Member Units (460 units)(8)		1,290	8,440

PPL RVs, Inc.	Recreational Vehicle Dealer
		LIBOR Plus 7.00% (Floor 0.50%), Current Coupon 8.05%, Secured Debt (Maturity—November 15, 2021)(9)	18,000	17,834	17,834
		Common Stock (1,962 shares)(8)		2,150	11,780

				19,984	29,614

Principle Environmental, LLC	Noise Abatement Service Provider
		12% Secured Debt (Maturity—April 30, 2017)	4,060	4,060	4,060
		12% Current / 2% PIK Secured Debt (Maturity—April 30, 2017)	3,394	3,394	3,394
		Preferred Member Units (19,631 units)		4,600	6,260
		Warrants (1,036 equivalent units)		1,200	320

				13,254	14,034

Quality Lease Service, LLC	Provider of Rigsite Accommodation Unit Rentals and Related Services
		8% PIK Secured Debt (Maturity—June 8, 2020)	7,204	7,204	7,204
		Member Units (1,000 units)		2,168	4,239

				9,372	11,443

River Aggregates, LLC	Processor of Construction Aggregates
		Zero Coupon Secured Debt (Maturity—June 30, 2018)	750	646	646
		Member Units (1,150 units)(8)		1,150	4,600
		Member Units (RA Properties, LLC) (1,500 units)		369	2,510

				2,165	7,756

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

SoftTouch Medical Holdings LLC	Provider of In-Home Pediatric Durable Medical Equipment
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—October 31, 2019)(9)	7,140	7,099	7,140
		Member Units (4,450 units)(8)		4,930	9,170

				12,029	16,310

The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
		9% Secured Debt (Maturity—October 2, 2018)	2,924	2,922	2,922
		Series A Preferred Units (2,500 units; 10% Cumulative)		2,500	—
		Warrants (1,424 equivalent units)		1,096	—
		Member Units (MPI Real Estate Holdings, LLC) (100 units)(8)		2,300	2,390

				8,818	5,312

Uvalco Supply, LLC	Farm and Ranch Supply Store
		9% Secured Debt (Maturity—January 1, 2019)	756	756	756
		Member Units (1,867 units)(8)		3,579	4,307

				4,335	5,063

Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage
		13% Secured Debt (Maturity—December 23, 2018)	2,814	2,814	2,814
		Series A Preferred Stock (3,000,000 shares)		3,000	3,000
		Common Stock (1,126,242 shares)		3,706	—

				9,520	5,814

Ziegler's NYPD, LLC	Casual Restaurant Group
		6.5% Secured Debt (Maturity—October 1, 2019)	1,000	994	994
		12% Secured Debt (Maturity—October 1, 2019)	300	300	300
		14% Secured Debt (Maturity—October 1, 2019)	2,750	2,750	2,750
		Warrants (587 equivalent units)		600	240
		Preferred Member Units (10,072 units)		2,834	4,100

				7,478	8,384

Subtotal Control Investments (33.3% of total investments at fair value)				$491,749	$658,239

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Affiliate Investments(6)

AFG Capital Group, LLC	Provider of Rent-to-Own Financing Solutions and Services
		Warrants (42 equivalent units)		$259	$690
		Member Units (186 units)(8)		1,200	2,850

				1,459	3,540

Barfly Ventures, LLC(10)	Casual Restaurant Group
		12% Secured Debt (Maturity—August 31, 2020)	7,796	7,667	7,635
		Options (2 equivalent units)		397	490
		Warrant (1 equivalent unit)		473	280

				8,537	8,405

BBB Tank Services, LLC	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity—April 8, 2021)(9)	800	797	797
		15% Secured Debt (Maturity—April 8, 2021)	4,027	3,992	3,992
		Member Units (800,000 units)		800	800

				5,589	5,589

Boss Industries, LLC	Manufacturer and Distributor of Air, Power and Other Industrial Equipment
		Preferred Member Units (2,242 units)(8)		2,473	2,920

Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions Provider
		13% Secured Debt (Maturity—July 25, 2021)	7,500	5,673	5,673
		Warrants (63 equivalent shares)		2,132	3,370
		13% Secured Debt (Mercury Service Group, LLC) (Maturity—July 25, 2021)	1,000	991	1,000
		Preferred Member Units (Mercury Service Group, LLC) (17,742 units)(8)		1,000	1,000

				9,796	11,043

Buca C, LLC	Casual Restaurant Group
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—June 30, 2020)(9)	21,204	21,058	21,058
		Preferred Member Units (6 units; 6% cumulative)(8)		3,995	3,990

				25,053	25,048

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

CAI Software LLC	Provider of Specialized Enterprise Resource Planning Software
		12% Secured Debt (Maturity—October 10, 2019)	3,483	3,463	3,483
		Member Units (65,356 units)(8)		654	2,580

				4,117	6,063

CapFusion, LLC(13)	Non-Bank Lender to Small Businesses
		13% Secured Debt (Maturity—March 25, 2021)	14,400	13,252	13,252
		Warrants (1,600 equivalent units)		1,200	1,200

				14,452	14,452

Chandler Signs Holdings, LLC(10)	Sign Manufacturer
		12% Secured Debt (Maturity—July 4, 2021)	4,500	4,463	4,500
		Class A Units (1,500,000 units)(8)		1,500	3,240

				5,963	7,740

Condit Exhibits, LLC	Tradeshow Exhibits / Custom Displays Provider
		Member Units (3,936 units)(8)		100	1,840

Congruent Credit Opportunities Funds(12)(13)	Investment Partnership
		LP Interests (Congruent Credit Opportunities Fund II, LP) (Fully diluted 19.8%)(8)		5,730	1,377
		LP Interests (Congruent Credit Opportunities Fund III, LP) (Fully diluted 17.4%)(8)		17,869	18,577

				23,599	19,954

Dos Rios Partners(12)(13)	Investment Partnership
		LP Interests (Dos Rios Partners, LP) (Fully diluted 20.2%)		5,996	5,629
		LP Interests (Dos Rios Partners—A, LP) (Fully diluted 6.4%)		1,904	1,651

				7,900	7,280

Dos Rios Stone Products LLC(10)	Limestone and Sandstone Dimension Cut Stone Mining Quarries
		Class A Units (2,000,000 units)(8)		2,000	2,070

East Teak Fine Hardwoods, Inc.	Distributor of Hardwood Products
		Common Stock (6,250 shares)(8)		480	750

East West Copolymer & Rubber, LLC	Manufacturer of Synthetic Rubbers
		12% Current / 2% PIK Secured Debt (Maturity—October 17, 2019)(14)	9,699	9,591	2,240
		Warrants (2,510,790 equivalent units)		50	—

				9,641	2,240

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

EIG Fund Investments(12)(13)	Investment Partnership
		LP Interests (EIG Global Private Debt Fund-A, L.P.) (Fully diluted 11.1%)(8)		1,565	1,466
		LP Interests (EIG Traverse Co-Investment, L.P.) (Fully diluted 22.2%)(8)		9,805	9,973

				11,370	11,439

Freeport Financial Funds(12)(13)	Investment Partnership
		LP Interests (Freeport Financial SBIC Fund LP) (Fully diluted 9.3%)(8)		5,974	5,675
		LP Interests (Freeport First Lien Loan Fund III LP) (Fully diluted 6.0%)(8)		7,559	7,507

				13,533	13,182

Gault Financial, LLC (RMB Capital, LLC)	Purchases and Manages Collection of Healthcare and other Business Receivables
		10.5% Secured Debt (Maturity—January 1, 2019)	12,900	12,900	11,950
		Warrants (29,032 equivalent units)		400	—

				13,300	11,950

Glowpoint, Inc.	Provider of Cloud Managed Video Collaboration Services
		12% Secured Debt (Maturity—October 18, 2018)	9,000	8,957	3,010
		Common Stock (7,711,517 shares)		3,958	2,270

				12,915	5,280

Guerdon Modular Holdings, Inc.	Multi-Family and Commercial Modular Construction Company
		13% Secured Debt (Maturity—August 13, 2019)	10,708	10,603	10,603
		Preferred Stock (404,998 shares)		1,140	1,140
		Common Stock (212,033 shares)		2,983	80

				14,726	11,823

Hawk Ridge Systems, LLC(13)	Value-Added Reseller of Engineering Design and Manufacturing Solutions
		10% Secured Debt (Maturity—December 2, 2021)	10,000	9,905	9,905
		Preferred Member Units (226 units)(8)		2,850	2,850
		Preferred Member Units (HRS Services, ULC) (226 units)		150	150

				12,905	12,905

Houston Plating and Coatings, LLC	Provider of Plating and Industrial Coating Services
		Member Units (265,756 units)		1,429	4,230

I-45 SLF LLC(12)(13)	Investment Partnership
		Member Units (Fully diluted 20.0%; 24.4% profits interest)(8)		15,200	15,907

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Indianhead Pipeline Services, LLC	Provider of Pipeline Support Services
		12% Secured Debt (Maturity—February 6, 2018)	5,417	5,417	5,417
		Preferred Member Units (33,819 units; 8% cumulative)(8)		2,437	2,775
		Warrants (31,928 equivalent units)		459	—
		Member Units (14,732 units)		1	—

				8,314	8,192

KBK Industries, LLC	Manufacturer of Specialty Oilfield and Industrial Products
		10% Secured Debt (Maturity—September 28, 2017)	1,175	1,175	1,175
		12.5% Secured Debt (Maturity—September 28, 2017)	5,900	5,892	5,892
		Member Units (250 units)		341	2,780

				7,408	9,847

L.F. Manufacturing Holdings, LLC(10)	Manufacturer of Fiberglass Products
		Member Units (2,179,001 units)		2,019	1,380

OnAsset Intelligence, Inc.	Provider of Transportation Monitoring / Tracking Products and Services
		12% PIK Secured Debt (Maturity—December 31, 2015)(17)	4,654	4,654	4,654
		Preferred Stock (912 shares; 7% cumulative)		1,981	—
		Warrants (5,333 equivalent shares)		1,919	—

				8,554	4,654

OPI International Ltd.(13)	Provider of Man Camp and Industrial Storage Services
		10% Unsecured Debt (Maturity—April 8, 2018)	473	473	473
		Common Stock (20,766,317 shares)		1,371	380

				1,844	853

PCI Holding Company, Inc.	Manufacturer of Industrial Gas Generating Systems
		12% Secured Debt (Maturity—March 31, 2019)	13,000	12,908	13,000
		Preferred Stock (1,500,000 shares; 20% cumulative)(8)		3,551	5,540

				16,459	18,540

Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	Provider of Rigsite Accommodation Unit Rentals and Related Services
		12% Secured Debt (Maturity—January 8, 2018)(14)(15)	30,785	30,281	250
		Preferred Member Units (250 units)		2,500	—

				32,781	250

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Tin Roof Acquisition Company	Casual Restaurant Group
		12% Secured Debt (Maturity—November 13, 2018)	13,342	13,232	13,232
		Class C Preferred Stock (Fully diluted 10.0%; 10% cumulative)(8)		2,807	2,807

				16,039	16,039

UniTek Global Services, Inc.(11)	Provider of Outsourced Infrastructure Services
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—January 13, 2019)(9)	5,021	5,011	5,021
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—January 13, 2019)(9)	826	826	826
		15% PIK Unsecured Debt (Maturity—July 13, 2019)	773	773	773
		Preferred Stock (4,935,377 shares; 13.5% cumulative)(8)		6,248	6,620
		Common Stock (705,054 shares)		—	2,810

				12,858	16,050

Universal Wellhead Services Holdings, LLC(10)	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
		Preferred Member Units (UWS Investments, LLC) (716,949 units; 14% cumulative)		717	720
		Member Units (UWS Investments, LLC) (4,000,000 units)		4,000	610

				4,717	1,330

Valley Healthcare Group, LLC	Provider of Durable Medical Equipment
		LIBOR Plus 12.50% (Floor 0.50%), Current Coupon 13.28%, Secured Debt (Maturity—December 29, 2020)(9)	12,856	12,750	12,750
		Preferred Member Units (Valley Healthcare Holding, LLC) (1,600 units)		1,600	1,600

				14,350	14,350

Volusion, LLC	Provider of Online Software-as-a-Service eCommerce Solutions
		11.5% Secured Debt (Maturity—January 26, 2020)	17,500	15,439	15,439
		Preferred Member Units (4,876,670 units)		14,000	14,000
		Warrants (1,831,355 equivalent units)		2,576	2,450

				32,015	31,889

Subtotal Affiliate Investments (16.6% of total investments at fair value)				$373,895	$329,024

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Non-Control/Non-Affiliate Investments(7)

Adams Publishing Group, LLC(10)	Local Newspaper Operator
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—November 3, 2020)(9)	$7,589	$7,478	$7,589

ADS Tactical, Inc.(10)	Value-Added Logistics and Supply Chain Provider to the Defense Industry
		LIBOR Plus 7.50% (Floor 0.75%), Current Coupon 8.50%, Secured Debt (Maturity—December 31, 2022)(9)	11,500	11,258	11,258

Ahead, LLC(10)	IT Infrastructure Value Added Reseller
		LIBOR Plus 6.50%, Current Coupon 7.65%, Secured Debt (Maturity—November 2, 2020)	14,063	13,742	13,922

Allflex Holdings III Inc.(11)	Manufacturer of Livestock Identification Products
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—July 19, 2021)(9)	14,795	14,710	14,826

American Scaffold Holdings, Inc.(10)	Marine Scaffolding Service Provider
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—March 31, 2022)(9)	7,313	7,216	7,276

American Teleconferencing Services, Ltd.(11)	Provider of Audio Conferencing and Video Collaboration Solutions
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—December 8, 2021)(9)	11,018	10,242	11,018
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity—June 6, 2022)(9)	3,714	3,573	3,573

				13,815	14,591

Anchor Hocking, LLC(11)	Household Products Manufacturer
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—June 4, 2018)(9)	2,271	2,271	2,226
		Member Units (440,620 units)		4,928	3,305

				7,199	5,531

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

AP Gaming I, LLC(10)	Developer, Manufacturer, and Operator of Gaming Machines
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity—December 20, 2020)(9)	7,190	7,086	7,258

Apex Linen Service, Inc.	Industrial Launderers
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—October 30, 2022)(9)	2,400	2,400	2,400
		13% Secured Debt (Maturity—October 30, 2022)	14,416	14,340	14,340

				16,740	16,740

Arcus Hunting LLC.(10)	Manufacturer of Bowhunting and Archery Products and Accessories
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—November 13, 2019)(9)	13,912	13,773	13,912

Artel, LLC(11)	Provider of Secure Satellite Network and IT Solutions
		LIBOR Plus 7.00% (Floor 1.25%), Current Coupon 8.25%, Secured Debt (Maturity—November 27, 2017)(9)	7,330	7,215	7,330

ATI Investment Sub, Inc.(11)	Manufacturer of Solar Tracking Systems
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—June 22, 2021)(9)	9,250	9,083	9,227

ATS Workholding, Inc.(10)	Manufacturer of Machine Cutting Tools and Accessories
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity—March 10, 2019)(9)	6,173	6,149	5,659

ATX Networks Corp.(11)(13)	Provider of Radio Frequency Management Equipment
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.15%, Secured Debt (Maturity—June 11, 2021)(9)	9,765	9,620	9,668

Berry Aviation, Inc.(10)	Airline Charter Service Operator
		12.00% Current / 1.75% PIK Secured Debt (Maturity—January 30, 2020)	5,627	5,590	5,627
		Common Stock (553 shares)		400	820

				5,990	6,447

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Binswanger Enterprises, LLC(10)	Glass Repair and Installation Service Provider
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.06%, Secured Debt (Maturity—March 9, 2022)(9)	15,460	15,155	15,155
		Member Units (1,050,000 units)		1,050	1,050

				16,205	16,205

Bluestem Brands, Inc.(11)	Multi-Channel Retailer of General Merchandise
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—November 6, 2020)(9)	12,692	12,466	10,471

Brainworks Software, LLC(10)	Advertising Sales and Newspaper Circulation Software
		Prime Plus 9.25% (Floor 3.25%), Current Coupon 13.25%, Secured Debt (Maturity—July 22, 2019)(9)	6,733	6,688	6,491

Brightwood Capital Fund Investments(12)(13)	Investment Partnership
		LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 1.6%)(8)		12,000	10,271
		LP Interests (Brightwood Capital Fund IV, LP) (Fully diluted 0.9%)		500	500

				12,500	10,771

Brundage-Bone Concrete Pumping, Inc.(11)	Construction Services Provider
		10.375% Secured Debt (Maturity—September 1, 2021)	3,000	2,986	3,150

California Pizza Kitchen, Inc.(11)	Casual Restaurant Group
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—August 23, 2022)(9)	7,967	7,922	7,969

CDHA Management, LLC(10)	Dental Services
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—December 5, 2021)(9)	4,227	4,154	4,154

Cengage Learning Acquisitions, Inc.(11)	Provider of Educational Print and Digital Services
		LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25%, Secured Debt (Maturity—June 7, 2023)(9)	9,459	8,854	9,049

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Cenveo Corporation(11)	Provider of Commercial Printing, Envelopes, Labels, and Printed Office Products
		6% Secured Debt (Maturity—August 1, 2019)	15,130	13,073	12,482

Charlotte Russe, Inc(11)	Fast-Fashion Retailer to Young Women
		LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.75%, Secured Debt (Maturity—May 22, 2019)(9)	14,346	14,160	9,134

Clarius BIGS, LLC(10)	Prints & Advertising Film Financing
		15% PIK Secured Debt (Maturity—January 5, 2015)(14)(17)	2,928	2,928	88

Compact Power Equipment, Inc.	Equipment / Tool Rental
		12% Secured Debt (Maturity—October 1, 2017)	4,100	4,097	4,100
		Series A Preferred Stock (4,298,435 shares)		1,079	4,580

				5,176	8,680

Construction Supply Investments, LLC(10)(13)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity—June 30, 2023)(9)	8,500	8,418	8,418
		Member Units (20,000 units)		2,000	2,000

				10,418	10,418

ContextMedia Health, LLC(11)	Provider of Healthcare Media Content
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—December 23, 2021)(9)	7,900	7,132	7,900

Covenant Surgical Partners, Inc.(11)	Ambulatory Surgical Centers
		8.75% Secured Debt (Maturity—August 1, 2019)	2,800	2,744	2,660

CST Industries Inc.(11)	Storage Tank Manufacturer
		LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 7.75%, Secured Debt (Maturity—May 22, 2017)(9)	9,102	9,096	9,011

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Darr Equipment LP(10)	Heavy Equipment Dealer
		12% Current / 2% PIK Secured Debt (Maturity—April 15, 2020)	21,236	20,828	20,879
		Warrants (915,734 equivalent units)		474	10

				21,302	20,889

Digital River, Inc.(11)	Provider of Outsourced e-Commerce Solutions and Services
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.63%, Secured Debt (Maturity—February 12, 2021)(9)	15,184	15,091	15,260

Digital Room LLC(11)	Pure-Play e-Commerce Print Business
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—November 21, 2022)(9)	7,530	7,385	7,454

Drilling Info Holdings, Inc.	Information Services for the Oil and Gas Industry
		Common Stock (3,788,865 shares)		1,335	10,100

ECP-PF Holdings Group, Inc.(10)	Fitness Club Operator
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—November 26, 2019)(9)	5,625	5,592	5,625

EnCap Energy Fund Investments(12)(13)	Investment Partnership
		LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%)(8)		3,791	2,225
		LP Interests (EnCap Energy Capital Fund VIII Co-Investors, L.P.) (Fully diluted 0.4%)		2,200	1,413
		LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)(8)		3,908	3,696
		LP Interests (Encap Energy Capital Fund X, L.P.) (Fully diluted 0.1%)(8)		3,353	3,353
		LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)(8)		8,757	9,983
		LP Interests (EnCap Flatrock Midstream Fund III, L.P.) (Fully diluted 0.2%)(8)		2,715	2,716

				24,724	23,386

Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft)(11)(13)	Technology-based Performance Support Solutions
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity—April 28, 2022)(9)	7,000	6,862	4,888

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Flavors Holdings Inc.(11)	Global Provider of Flavoring and Sweetening Products and Solutions
		LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.90%, Secured Debt (Maturity—April 3, 2020)(9)	13,661	13,056	11,800

GI KBS Merger Sub LLC(11)	Outsourced Janitorial Services to Retail/Grocery Customers
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—October 29, 2021)(9)	6,900	6,812	6,814
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—April 29, 2022)(9)	3,800	3,642	3,648

				10,454	10,462

Grace Hill, LLC(10)	Online Training Tools for the Multi-Family Housing Industry
		Prime Plus 5.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity—August 15, 2019)(9)	883	873	883
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.36%, Secured Debt (Maturity—August 15, 2019)(9)	11,494	11,421	11,494

				12,294	12,377

Great Circle Family Foods, LLC(10)	Quick Service Restaurant Franchise
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—October 28, 2019)(9)	7,547	7,502	7,547

Grupo Hima San Pablo, Inc.(11)	Tertiary Care Hospitals
		LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 8.50%, Secured Debt (Maturity—January 31, 2018)(9)	4,800	4,780	3,456
		13.75% Secured Debt (Maturity—July 31, 2018)	2,000	1,967	300

				6,747	3,756

GST Autoleather, Inc.(11)	Automotive Leather Manufacturer
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.65%, Secured Debt (Maturity—July 10, 2020)(9)	14,305	14,188	14,001

Guitar Center, Inc.(11)	Musical Instruments Retailer
		6.5% Secured Debt (Maturity—April 15, 2019)	15,625	14,863	13,125

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Hojeij Branded Foods, LLC(10)	Multi-Airport, Multi- Concept Restaurant Operator
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—July 27, 2021)(9)	5,776	5,732	5,776

Hoover Group, Inc.(10)(13)	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.30%, Secured Debt (Maturity—January 28, 2021)(9)	8,524	7,972	7,928

Hostway Corporation(11)	Managed Services and Hosting Provider
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity—December 13, 2019)(9)	10,426	10,370	10,215

Hunter Defense Technologies, Inc.(11)	Provider of Military and Commercial Shelters and Systems
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—August 5, 2019)(9)	9,400	8,960	8,742

iEnergizer Limited(11)(13)	Provider of Business Outsourcing Solutions
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity—May 1, 2019)(9)	13,128	12,726	13,079

Indivior Finance LLC(11)(13)	Specialty Pharmaceutical Company Treating Opioid Dependence
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—December 19, 2019)(9)	3,646	3,490	3,673

Industrial Container Services, LLC(10)	Steel Drum Reconditioner
		LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity—December 31, 2018)(9)	8,688	8,673	8,688

Industrial Services Acquisition, LLC(10)	Industrial Cleaning Services
		11.25% Current / 0.75% PIK Unsecured Debt (Maturity— December 17, 2022)	4,527	4,444	4,444
		Member Units (Industrial Services Investments, LLC) (900,000 units)		900	810

				5,344	5,254

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Infinity Acquisition Finance Corp.(11)	Application Software for Capital Markets
		7.25% Unsecured Debt (Maturity—August 1, 2022)	5,700	5,378	5,216

Inn of the Mountain Gods Resort and Casino(11)	Hotel & Casino Owner & Operator
		9.25% Secured Debt (Maturity—November 30, 2020)	6,249	5,941	5,624

Intertain Group Limited(11)(13)	Business-to-Consumer Online Gaming Operator
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—April 8, 2022)(9)	4,301	4,243	4,344

iPayment, Inc.(11)	Provider of Merchant Acquisition
		LIBOR Plus 5.25% (Floor 1.50%), Current Coupon 6.75%, Secured Debt (Maturity—May 8, 2017)(9)	16,918	16,909	16,833

iQor US Inc.(11)	Business Process Outsourcing Services Provider
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—April 1, 2021)(9)	9,787	9,653	9,566

irth Solutions, LLC	Provider of Damage Prevention Information Technology Services
		Member Units (27,893 units)		1,441	1,920

Jackmont Hospitality, Inc.(10)	Franchisee of Casual Dining Restaurants
		LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25% / 2.50% PIK, Current Coupon Plus PIK 7.75%, Secured Debt (Maturity—May 26, 2021)(9)	4,473	4,457	4,473

Joerns Healthcare, LLC(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.05% / 0.50% PIK, Current Coupon Plus PIK 7.55%, Secured Debt (Maturity—May 9, 2020)(9)	14,617	14,493	13,156

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Keypoint Government Solutions, Inc.(11)	Provider of Pre-Employment Screening Services
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity—November 13, 2017)(9)	5,248	5,236	5,221

LaMi Products, LLC(10)	General Merchandise Distribution
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.62%, Secured Debt (Maturity—September 16, 2020)(9)	11,044	10,971	11,044

Larchmont Resources, LLC(11)	Oil & Gas Exploration & Production
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, PIK Secured Debt (Maturity—August 7, 2020)(9)	2,316	2,316	2,308
		Member Units (Larchmont Intermediate Holdco, LLC) (2,828 units)		353	954

				2,669	3,262

LKCM Headwater Investments I, L.P.(12)(13)	Investment Partnership
		LP Interests (Fully diluted 2.3%)		2,500	3,967

Logix Acquisition Company, LLC(10)	Competitive Local Exchange Carrier
		LIBOR Plus 8.28% (Floor 1.00%), Current Coupon 9.28%, Secured Debt (Maturity—June 24, 2021)(9)	8,515	8,386	8,515

Looking Glass Investments, LLC(12)(13)	Specialty Consumer Finance
		9% Unsecured Debt (Maturity—June 30, 2020)	188	188	188
		Member Units (2.5 units)		125	125
		Member Units (LGI Predictive Analytics LLC) (190,712 units)(8)		132	132

				445	445

Messenger, LLC(10)	Supplier of Specialty Stationery and Related Products to the Funeral Industry
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—September 9, 2020)(9)	14,403	14,331	14,403

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Minute Key, Inc.	Operator of Automated Key Duplication Kiosks
		10% Current / 2% PIK Secured Debt (Maturity—September 19, 2019)	15,778	15,505	15,505
		Warrants (1,437,409 equivalent units)		280	800

				15,785	16,305

Mood Media Corporation(11)(13)	Provider of Electronic Equipment
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.15%, Secured Debt (Maturity—May 1, 2019)(9)	14,767	14,623	14,700

New Media Holdings II LLC(11)(13)	Local Newspaper Operator
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—June 4, 2020)(9)	14,850	14,610	14,775

NNE Partners, LLC(10)	Oil & Gas Exploration & Production
		LIBOR Plus 8.00%, Current Coupon 9.07%, Secured Debt (Maturity—March 2, 2022)	7,292	7,220	7,220

North American Lifting Holdings, Inc.(11)	Crane Service Provider
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.65%, Secured Debt (Maturity—November 27, 2020)(9)	7,805	6,792	7,370

NTM Acquisition Corp.(11)	Provider of B2B Travel Information Content
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—June 7, 2022)(9)	4,091	4,035	4,070

Ospemifene Royalty Sub LLC (QuatRx)(10)	Estrogen-Deficiency Drug Manufacturer and Distributor
		11.5% Secured Debt (Maturity—November 15, 2026)(14)	5,071	5,071	1,779

Pardus Oil and Gas, LLC(11)	Oil & Gas Exploration & Production
		13% PIK Secured Debt (Maturity—November 12, 2021)	1,928	1,928	1,809
		5% PIK Secured Debt (Maturity—May 13, 2022)	1,004	1,004	489
		Member Units (2,472 units)		2,472	—

				5,404	2,298

Paris Presents Incorporated(11)	Branded Cosmetic and Bath Accessories
		LIBOR Plus 8.75% (Floor 1.00%), Current Coupon 9.75%, Secured Debt (Maturity—December 31, 2021)(9)	2,000	1,970	1,960

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Parq Holdings Limited Partnership(11)(13)	Hotel & Casino Operator
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—December 17, 2020)(9)	7,500	7,399	7,481

Permian Holdco 2, Inc.(11)	Storage Tank Manufacturer
		14% PIK Unsecured Debt (Maturity—October 15, 2021)	205	205	205
		Preferred Stock (Permian Holdco 1, Inc.) (154,558 units)		799	799
		Common Stock (Permian Holdco 1, Inc.) (154,558 units)		—	—

				1,004	1,004

Pernix Therapeutics Holdings, Inc.(10)	Pharmaceutical Royalty
		12% Secured Debt (Maturity—August 1, 2020)	3,214	3,214	1,151

Pike Corporation(11)	Construction and Maintenance Services for Electric Transmission and Distribution Infrastructure
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity—September 10, 2024)(9)	3,000	2,970	3,053

Point.360(10)	Fully Integrated Provider of Digital Media Services
		Warrants (65,463 equivalent shares)		69	—
		Common Stock (163,658 shares)		273	34

				342	34

PPC/SHIFT LLC(10)	Provider of Digital Solutions to Automotive Industry
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—December 22, 2021)(9)	6,956	6,815	6,815

Prowler Acquisition Corp.(11)	Specialty Distributor to the Energy Sector
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.65%, Secured Debt (Maturity—January 28, 2020)(9)	10,706	8,942	8,832

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

PT Network, LLC(10)	Provider of Outpatient Physical Therapy and Sports Medicine Services
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.55%, Secured Debt (Maturity—November 30, 2021)(9)	17,700	17,465	17,465

QBS Parent, Inc.(11)	Provider of Software and Services to the Oil & Gas Industry
		LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 5.75%, Secured Debt (Maturity—August 7, 2021)(9)	11,245	11,176	10,908

Raley's(11)	Family-Owned Supermarket Chain
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—May 18, 2022)(9)	4,160	4,093	4,197

Redbox Automated Retail, LLC(11)	Operator of Home Media Entertainment Kiosks
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—September 27, 2021)(9)	13,125	12,754	13,141

Renaissance Learning, Inc.(11)	Technology-based K-12 Learning Solutions
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.15%, Secured Debt (Maturity—April 11, 2022)(9)	3,000	2,979	2,999

RGL Reservoir Operations Inc.(11)(13)	Oil & Gas Equipment and Services
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—August 13, 2021)(9)	3,910	3,830	1,036

RM Bidder, LLC(10)	Scripted and Unscripted TV and Digital Programming Provider
		Warrants (327,532 equivalent units)		425	—
		Member Units (2,779 units)		46	33

				471	33

SAExploration, Inc.(10)(13)	Geophysical Services Provider
		Common Stock (50 shares)		65	—

SAFETY Investment Holdings, LLC	Provider of Intelligent Driver Record Monitoring Software and Services
		Member Units (2,000,000 units)		2,000	2,000

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Salient Partners L.P.(11)	Provider of Asset Management Services
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—June 9, 2021)(9)	10,812	10,554	10,379

School Specialty, Inc.(11)	Distributor of Education Supplies and Furniture
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—June 11, 2019)(9)	5,456	5,388	5,469

Sigma Electric Manufacturing Corporation(10)(13)	Manufacturer and Distributor of Electrical Fittings and Parts
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—October 13, 2021)(9)	12,500	12,212	12,212

SG Acquisition Inc.(11)	Finance and Insurance Services to the Automotive Industry
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—March 30, 2024)(9)	4,875	4,729	4,802

Sorenson Communications, Inc.(11)	Manufacturer of Communication Products for Hearing Impaired
		LIBOR Plus 5.75% (Floor 2.25%), Current Coupon 8.00%, Secured Debt (Maturity—April 30, 2020)(9)	13,337	13,254	13,387
		9% Secured Debt (Maturity—October 31, 2020)	3,000	2,805	2,790

				16,059	16,177

Strike, LLC(11)	Pipeline Construction and Maintenance Services
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity—November 30, 2022)(9)	10,000	9,682	10,167

Subsea Global Solutions, LLC(10)	Underwater Maintenance and Repair Services
		LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.50%, Secured Debt (Maturity—March 17, 2020)(9)	7,429	7,365	7,397

Synagro Infrastructure Company, Inc(11)	Waste Management Services
		LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.40%, Secured Debt (Maturity—August 22, 2020)(9)	4,714	4,662	4,348

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Targus International, LLC(11)	Distributor of Protective Cases for Mobile Devices
		15% PIK Secured Debt (Maturity—December 31, 2019)	1,182	1,182	1,182
		Common Stock (Targus Cayman HoldCo Limited) (249,614 shares)(13)		2,555	440

				3,737	1,622

TE Holdings, LLC(11)	Oil & Gas Exploration & Production
		Member Units (97,048 units)		970	691

TeleGuam Holdings, LLC(11)	Cable and Telecom Services Provider
		LIBOR Plus 4.00% (Floor 1.25%), Current Coupon 5.25%, Secured Debt (Maturity—December 10, 2018)(9)	7,602	7,594	7,607
		LIBOR Plus 7.50% (Floor 1.25%), Current Coupon 8.75%, Secured Debt (Maturity—June 10, 2019)(9)	10,500	10,447	10,526

				18,041	18,133

TMC Merger Sub Corp.(11)	Refractory & Maintenance Services Provider
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—October 31, 2022)(9)	14,922	14,778	14,922

TOMS Shoes, LLC(11)	Global Designer, Distributor, and Retailer of Casual Footwear
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.55%, Secured Debt (Maturity—October 30, 2020)(9)	4,900	4,573	3,315

Truck Bodies and Equipment International, Inc.(10)	Manufacturer of Dump Truck Bodies and Dump Trailers
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—March 31, 2021)(9)	20,564	20,201	20,564

Turning Point Brands, Inc.(10)(13)	Marketer/Distributor of Tobacco Products
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.15%, Secured Debt (Maturity—May 17, 2022)(9)	8,500	8,417	8,479

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

TVG-I-E CMN ACQUISITION, LLC(10)	Organic Lead Generation for Online Postsecondary Schools
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—November 3, 2021)(9)	6,419	6,299	6,299

Tweddle Group, Inc.(11)	Provider of Technical Information Services to Automotive OEMs
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—October 21, 2022)(9)	8,356	8,197	8,418

US Joiner Holding Company(11)	Marine Interior Design and Installation
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—April 16, 2020)(9)	11,484	11,411	11,427

U.S. TelePacific Corp.(10)	Provider of Communications and Managed Services
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.62%, Secured Debt (Maturity—February 24, 2021)(9)	7,500	7,383	7,500

VCVH Holding Corp. (Verisk)(11)	Healthcare Technology Services Focused on Revenue Maximization
		LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 10.40%, Secured Debt (Maturity—June 1, 2024)(9)	1,500	1,465	1,489

VIP Cinema Holdings, Inc.(11)	Supplier of Luxury Seating to the Cinema Industry
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—March 1, 2023)(9)	10,000	9,951	10,118

Virtex Enterprises, LP(10)	Specialty, Full-Service Provider of Complex Electronic Manufacturing Services
		12% Secured Debt (Maturity—December 27, 2018)	1,667	1,571	1,571
		Preferred Class A Units (14 units; 5% cumulative)(8)		333	773
		Warrants (11 equivalent units)		186	351

				2,090	2,695

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Vistar Media, Inc.(10)	Operator of Digital Out-of-Home Advertising Platform
		LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.06%, Secured Debt (Maturity—February 16, 2022)(9)	4,500	4,089	4,089
		Warrants (64,025 equivalent shares)		331	331

				4,420	4,420

Wellnext, LLC(10)	Manufacturer of Supplements and Vitamins
		LIBOR Plus 9.00% (Floor 0.50%), Current Coupon 10.00%, Secured Debt (Maturity—May 23, 2021)(9)	9,994	9,908	9,994

Western Dental Services, Inc.(11)	Dental Care Services
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—November 1, 2018)(9)	4,904	4,903	4,891

Wilton Brands LLC(11)	Specialty Housewares Retailer
		LIBOR Plus 7.25% (Floor 1.25%), Current Coupon 8.50%, Secured Debt (Maturity—August 30, 2018)(9)	1,147	1,142	1,120

Worley Claims Services, LLC(10)	Insurance Adjustment Management and Services Provider
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity—October 31, 2020)(9)	6,354	6,312	6,354

YP Holdings LLC(11)	Online and Offline Advertising Operator
		LIBOR Plus 11.00% (Floor 1.25%), Current Coupon 12.25%, Secured Debt (Maturity—June 4, 2018)(9)	14,785	14,438	14,756

Zilliant Incorporated	Price Optimization and Margin Management Solutions
		Preferred Stock (186,777 shares)		154	260
		Warrants (952,500 equivalent shares)		1,071	1,190

				1,225	1,450

Subtotal Non-Control/Non-Affiliate Investments (50.1% of total investments at fair value)				$1,010,832	$992,115

Total Portfolio Investments, March 31, 2017				$1,876,476	$1,979,378

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2017

(dollars in thousands)

(Unaudited)

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

(9)
Index based floating interest rate is subject to contractual minimum interest rate. A majority of the variable rate loans in the Company's investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at March 31, 2017. As noted in this schedule, 62% (based on the par amount of the loans) of the loans contain LIBOR floors which range between 0.50% and 2.25%, with a weighted-average LIBOR floor of approximately 1.04%.

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Control Investments(5)

Access Media Holdings, LLC(10)	Private Cable Operator
		5% Current / 5% PIK Secured Debt (Maturity—July 22, 2020)	$22,664	$22,664	$19,700
		Preferred Member Units (6,581,250 units; 12% cumulative)		6,475	240
		Member Units (45 units)		1	—

				29,140	19,940

Ameritech College Operations, LLC	For-Profit Nursing and Healthcare College
		10% Secured Debt (Maturity—November 30, 2019)	514	514	514
		13% Secured Debt (Maturity—November 30, 2019)	489	489	489
		13% Secured Debt (Maturity—January 31, 2020)	3,025	3,025	3,025
		Preferred Member Units (294 units)		2,291	2,291

				6,319	6,319

ASC Interests, LLC	Recreational and Educational Shooting Facility
		11% Secured Debt (Maturity—July 31, 2018)	2,100	2,084	2,100
		Member Units (1,500 units)(8)		1,500	2,680

				3,584	4,780

Bond-Coat, Inc.	Casing and Tubing Coating Services
		12% Secured Debt (Maturity—December 28, 2017)	11,596	11,556	11,596
		Common Stock (57,508 shares)		6,350	6,660

				17,906	18,256

Café Brazil, LLC	Casual Restaurant Group
		Member Units (1,233 units)(8)		1,742	6,040

CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units (416 units)(8)		1,300	55,480

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Clad-Rex Steel, LLC	Specialty Manufacturer of Vinyl-Clad Metal
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity—December 20, 2018)(9)	400	396	396
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity—December 20, 2021)(9)	14,080	13,941	13,941
		Member Units (717 units)		7,280	7,280
		10% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity—December 20, 2036)	1,202	1,190	1,190
		Member Units (Clad-Rex Steel RE Investor, LLC) (800 units)		210	210

				23,017	23,017

CMS Minerals Investments	Oil & Gas Exploration & Production
		Preferred Member Units (CMS Minerals LLC) (458 units)(8)		2,104	3,682
		Member Units (CMS Minerals II, LLC) (100 units)(8)		3,829	3,381

				5,933	7,063

Datacom, LLC	Technology and Telecommunications Provider
		8% Secured Debt (Maturity—May 30, 2017)	900	900	900
		5.25% Current / 5.25% PIK Secured Debt (Maturity—May 30, 2019)	11,713	11,651	11,049
		Class A Preferred Member Units (15% cumulative)		1,181	1,368
		Class B Preferred Member Units (6,453 units)		6,030	1,529

				19,762	14,846

Gamber-Johnson Holdings, LLC	Manufacturer of Ruggedized Computer Mounting Systems
		LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.00%, Secured Debt (Maturity—June 24, 2021)(9)	24,080	23,846	23,846
		Member Units (8,619 units)		14,844	18,920

				38,690	42,766

Garreco, LLC	Manufacturer and Supplier of Dental Products
		14% Secured Debt (Maturity—January 12, 2018)	5,250	5,219	5,219
		Member Units (1,200 units)		1,200	1,150

				6,419	6,369

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

GRT Rubber Technologies LLC	Manufacturer of Engineered Rubber Products
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—December 19, 2019)(9)	13,274	13,188	13,274
		Member Units (5,879 units)(8)		13,065	20,310

				26,253	33,584

Gulf Manufacturing, LLC	Manufacturer of Specialty Fabricated Industrial Piping Products
		9% PIK Secured Debt (Ashland Capital IX, LLC) (Maturity—June 30, 2017)	777	777	777
		Member Units (438 units)(8)		2,980	8,770

				3,757	9,547

Gulf Publishing Holdings, LLC	Energy Industry Focused Media and Publishing
		12.5% Secured Debt (Maturity—April 29, 2021)	10,000	9,911	9,911
		Member Units (3,124 units)		3,124	3,124

				13,035	13,035

Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
		Common Stock (107,456 shares)(8)		718	3,120

Hawthorne Customs and Dispatch Services, LLC	Facilitator of Import Logistics, Brokerage, and Warehousing
		Member Units (500 units)		589	280
		Member Units (Wallisville Real Estate, LLC) (588,210 units)(8)		1,215	2,040

				1,804	2,320

HW Temps LLC	Temporary Staffing Solutions
		LIBOR Plus 13.00% (Floor 1.00%), Current Coupon 14.00%, Secured Debt (Maturity July 2, 2020)(9)	10,576	10,500	10,500
		Preferred Member Units (3,200 units)(8)		3,942	3,940

				14,442	14,440

Hydratec, Inc.	Designer and Installer of Micro-Irrigation Systems
		Common Stock (7,095 shares)(8)		7,095	15,640

IDX Broker, LLC	Provider of Marketing and CRM Tools for the Real Estate Industry
		12.5% Secured Debt (Maturity—November 15, 2018)	10,950	10,904	10,950
		Member Units (5,400 units)(8)		5,606	7,040

				16,510	17,990

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Indianapolis Aviation Partners, LLC	Fixed Base Operator
		15% Secured Debt (Maturity—January 15, 2017)	3,100	3,100	3,100
		Warrants (1,046 equivalent units)		1,129	2,649

				4,229	5,749

Jensen Jewelers of Idaho, LLC	Retail Jewelry Store
		Prime Plus 6.75% (Floor 2.00%), Current Coupon 10.25%, Secured Debt (Maturity—November 14, 2019)(9)	4,055	3,996	4,055
		Member Units (627 units)(8)		811	4,460

				4,807	8,515

Lamb Ventures, LLC	Aftermarket Automotive Services Chain
		11% Secured Debt (Maturity—May 31, 2018)	7,657	7,657	7,657
		Preferred Equity (non-voting)		400	400
		Member Units (742 units)(8)		5,273	5,990
		9.5% Secured Debt (Lamb's Real Estate Investment I, LLC) (Maturity—December 31, 2041)	1,170	1,170	1,170
		Member Units (Lamb's Real Estate Investment I, LLC) (1,000 units)(8)		625	1,340

				15,125	16,557

Lighting Unlimited, LLC	Commercial and Residential Lighting Products and Design Services
		8% Secured Debt (Maturity—August 22, 2017)	1,514	1,514	1,514
		Preferred Equity (non-voting)		434	410
		Warrants (71 equivalent units)		54	—
		Member Units (700 units)		100	—

				2,102	1,924

Marine Shelters Holdings, LLC	Fabricator of Marine and Industrial Shelters
		12% PIK Secured Debt (Maturity—December 28, 2017)(14)	9,967	9,914	9,387
		Preferred Member Units (3,810 units)		5,352	—

				15,266	9,387

MH Corbin Holding LLC	Manufacturer and Distributor of Traffic Safety Products
		10% Secured Debt (Maturity—August 31, 2020)	13,300	13,197	13,197
		Preferred Member Units (4,000 shares)		6,000	6,000

				19,197	19,197

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Mid-Columbia Lumber Products, LLC	Manufacturer of Finger-Jointed Lumber Products
		10% Secured Debt (Maturity—December 18, 2017)	1,750	1,750	1,750
		12% Secured Debt (Maturity—December 18, 2017)	3,900	3,900	3,900
		Member Units (3,554 units)		1,810	2,480
		9.5% Secured Debt (Mid-Columbia Real Estate, LLC) (Maturity—May 13, 2025)	836	836	836
		Member Units (Mid-Columbia Real Estate, LLC) (250 units)(8)		250	600

				8,546	9,566

MSC Adviser I, LLC(16)	Third Party Investment Advisory Services
		Member Units (Fully diluted 100.0%)(8)		—	30,617

Mystic Logistics Holdings, LLC	Logistics and Distribution Services Provider for Large Volume Mailers
		12% Secured Debt (Maturity—August 15, 2019)	9,176	9,053	9,176
		Common Stock (5,873 shares)		2,720	5,780

				11,773	14,956

NAPCO Precast, LLC	Precast Concrete Manufacturing
		Prime Plus 2.00% (Floor 7.00%), Current Coupon 9.00%, Secured Debt (Maturity—February 1, 2019)(9)	2,713	2,693	2,713
		18% Secured Debt (Maturity—February 1, 2019)	3,952	3,922	3,952
		Member Units (2,955 units)(8)		2,975	10,920

				9,590	17,585

NRI Clinical Research, LLC	Clinical Research Service Provider
		LIBOR Plus 6.50% (Floor 1.50%), Current Coupon 8.00%, Secured Debt (Maturity—September 8, 2017)(9)	200	200	200
		14% Secured Debt (Maturity—September 8, 2017)	4,261	4,228	4,261
		Warrants (251,723 equivalent units)		252	680
		Member Units (1,454,167 units)		765	2,462

				5,445	7,603

NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		6% Current / 6% PIK Secured Debt (Maturity—December 22, 2016)(17)	13,915	13,915	13,915
		Warrants (14,331 equivalent units)		817	130
		Member Units (50,877 units)		2,900	410

				17,632	14,455

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
		Common Stock (1,500 shares)(8)		1,080	13,080

Pegasus Research Group, LLC	Provider of Telemarketing and Data Services
		Member Units (460 units)(8)		1,290	8,620

PPL RVs, Inc.	Recreational Vehicle Dealer
		LIBOR Plus 7.00% (Floor 0.50%), Current Coupon 7.93%, Secured Debt (Maturity—November 15, 2021)(9)	18,000	17,826	17,826
		Common Stock (1,962 shares)(8)		2,150	11,780

				19,976	29,606

Principle Environmental, LLC	Noise Abatement Service Provider
		12% Secured Debt (Maturity—April 30, 2017)	4,060	4,060	4,060
		12% Current / 2% PIK Secured Debt (Maturity—April 30, 2017)	3,378	3,378	3,378
		Preferred Member Units (19,631 units)		4,663	5,370
		Warrants (1,036 equivalent units)		1,200	270

				13,301	13,078

Quality Lease Service, LLC	Provider of Rigsite Accommodation Unit Rentals and Related Services
		8% PIK Secured Debt (Maturity—June 8, 2020)	7,068	7,068	7,068
		Member Units (1,000 units)		1,118	3,188

				8,186	10,256

River Aggregates, LLC	Processor of Construction Aggregates
		Zero Coupon Secured Debt (Maturity—June 30, 2018)	750	627	627
		Member Units (1,150 units)(8)		1,150	4,600
		Member Units (RA Properties, LLC) (1,500 units)		369	2,510

				2,146	7,737

SoftTouch Medical Holdings LLC	Provider of In-Home Pediatric Durable Medical Equipment
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—October 31, 2019)(9)	7,140	7,096	7,140
		Member Units (4,450 units)(8)		4,930	9,170

				12,026	16,310

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
		9% Secured Debt (Maturity—October 2, 2018)	2,924	2,922	2,922
		Series A Preferred Units (2,500 units; 10% Cumulative)		2,500	—
		Warrants (1,424 equivalent units)		1,096	—
		Member Units (MPI Real Estate Holdings, LLC) (100 units)(8)		2,300	2,300

				8,818	5,222

Uvalco Supply, LLC	Farm and Ranch Supply Store
		9% Secured Debt (Maturity—January 1, 2019)	872	872	872
		Member Units (2,011 units)(8)		3,843	4,640

				4,715	5,512

Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage
		13% Secured Debt (Maturity—December 23, 2018)	2,814	2,814	2,814
		Series A Preferred Stock (3,000,000 shares)		3,000	3,000
		Common Stock (1,126,242 shares)		3,706	—

				9,520	5,814

Ziegler's NYPD, LLC	Casual Restaurant Group
		6.5% Secured Debt (Maturity—October 1, 2019)	1,000	994	994
		12% Secured Debt (Maturity—October 1, 2019)	300	300	300
		14% Secured Debt (Maturity—October 1, 2019)	2,750	2,750	2,750
		Warrants (587 equivalent units)		600	240
		Preferred Member Units (10,072 units)		2,834	4,100

				7,478	8,384

Subtotal Control Investments (29.8% of total investments at fair value)				$439,674	$594,282

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Affiliate Investments(6)

AFG Capital Group, LLC	Provider of Rent-to-Own Financing Solutions and Services
		Warrants (42 equivalent units)		$259	$670
		Member Units (186 units)(8)		1,200	2,750

				1,459	3,420

Barfly Ventures, LLC(10)	Casual Restaurant Group
		12% Secured Debt (Maturity—August 31, 2020)	5,958	5,860	5,827
		Options (2 equivalent units)		397	490
		Warrant (1 equivalent unit)		473	280

				6,730	6,597

BBB Tank Services, LLC	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity—April 8, 2021)(9)	800	797	797
		15% Current Secured Debt (Maturity—April 8, 2021)	4,027	3,991	3,991
		Member Units (800,000 units)		800	800

				5,588	5,588

Boss Industries, LLC	Manufacturer and Distributor of Air, Power and Other Industrial Equipment
		Preferred Member Units (2,242 units)(8)		2,426	2,800

Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions Provider
		13% Secured Debt (Maturity—July 25, 2021)	7,500	5,610	5,610
		Warrants (63 equivalent shares)		2,132	3,370
		13% Secured Debt (Mercury Service Group, LLC) (Maturity—July 25, 2021)	1,000	991	1,000
		Preferred Member Units (Mercury Service Group, LLC) (17,742 units)(8)		1,000	1,000

				9,733	10,980

Buca C, LLC	Casual Restaurant Group
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—June 30, 2020)(9)	22,671	22,504	22,671
		Preferred Member Units (6 units; 6% cumulative)(8)		3,937	4,660

				26,441	27,331

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

CAI Software LLC	Provider of Specialized Enterprise Resource Planning Software
		12% Secured Debt (Maturity—October 10, 2019)	3,683	3,660	3,683
		Member Units (65,356 units)(8)		654	2,480

				4,314	6,163

CapFusion, LLC(13)	Non-Bank Lender to Small Businesses
		13% Secured Debt (Maturity—March 25, 2021)	14,400	13,202	13,202
		Warrants (1,600 equivalent units)		1,200	1,200

				14,402	14,402

Chandler Signs Holdings, LLC(10)	Sign Manufacturer
		12% Secured Debt (Maturity—July 4, 2021)	4,500	4,461	4,500
		Class A Units (1,500,000 units)(8)		1,500	3,240

				5,961	7,740

Condit Exhibits, LLC	Tradeshow Exhibits / Custom Displays Provider
		Member Units (3,936 units)(8)		100	1,840

Congruent Credit Opportunities Funds(12)(13)	Investment Partnership
		LP Interests (Congruent Credit Opportunities Fund II, LP) (Fully diluted 19.8%)(8)		5,730	1,518
		LP Interests (Congruent Credit Opportunities Fund III, LP) (Fully diluted 17.4%)(8)		15,754	16,181

				21,484	17,699

Daseke, Inc.	Specialty Transportation Provider
		12% Current / 2.5% PIK Secured Debt (Maturity—July 31, 2018)	21,799	21,632	21,799
		Common Stock (19,467 shares)		5,213	24,063

				26,845	45,862

Dos Rios Partners(12)(13)	Investment Partnership
		LP Interests (Dos Rios Partners, LP) (Fully diluted 20.2%)		5,996	4,925
		LP Interests (Dos Rios Partners—A, LP) (Fully diluted 6.4%)		1,904	1,444

				7,900	6,369

Dos Rios Stone Products LLC(10)	Limestone and Sandstone Dimension Cut Stone Mining Quarries
		Class A Units (2,000,000 units)(8)		2,000	2,070

East Teak Fine Hardwoods, Inc.	Distributor of Hardwood Products
		Common Stock (6,250 shares)(8)		480	860

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

East West Copolymer & Rubber, LLC	Manufacturer of Synthetic Rubbers
		12% Current / 2% PIK Secured Debt (Maturity—October 17, 2019)	9,699	9,591	8,630
		Warrants (2,510,790 equivalent units)		50	—

				9,641	8,630

EIG Fund Investments(12)(13)	Investment Partnership
		LP Interests (EIG Global Private Debt fund-A, L.P.) (Fully diluted 11.1%)(8)		2,804	2,804

EIG Traverse Co-Investment, L.P.(12)(13)	Investment Partnership
		LP Interests (Fully diluted 22.2%)(8)		9,805	9,905

Freeport Financial Funds(12)(13)	Investment Partnership
		LP Interests (Freeport Financial SBIC Fund LP) (Fully diluted 9.3%)(8)		5,974	5,620
		LP Interests (Freeport First Lien Loan Fund III LP) (Fully diluted 6.0%)(8)		4,763	4,763

				10,737	10,383

Gault Financial, LLC (RMB Capital, LLC)	Purchases and Manages Collection of Healthcare and other Business Receivables
		10% Current Secured Debt (Maturity—January 1, 2019)	13,046	13,046	11,079
		Warrants (29,025 equivalent units)		400	—

				13,446	11,079

Glowpoint, Inc.	Provider of Cloud Managed Video Collaboration Services
		12% Secured Debt (Maturity—October 18, 2018)	9,000	8,949	3,997
		Common Stock (7,711,517 shares)		3,958	2,080

				12,907	6,077

Guerdon Modular Holdings, Inc.	Multi-Family and Commercial Modular Construction Company
		9% Current / 4% PIK Secured Debt (Maturity—August 13, 2019)	10,708	10,594	10,594
		Preferred Stock (404,998 shares)		1,140	1,140
		Common Stock (212,033 shares)		2,983	80

				14,717	11,814

Hawk Ridge Systems, LLC(13)	Value-Added Reseller of Engineering Design and Manufacturing Solutions
		10% Secured Debt (Maturity—December 2, 2021)	10,000	9,901	9,901
		Preferred Member Units (226 units)(8)		2,850	2,850
		Preferred Member Units (HRS Services, ULC) (226 units)		150	150

				12,901	12,901

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Houston Plating and Coatings, LLC	Provider of Plating and Industrial Coating Services
		Member Units (265,756 units)		1,429	4,000

I-45 SLF LLC(12)(13)	Investment Partnership
		Member units (Fully diluted 20.0%; 24.4% profits interest)(8)		14,200	14,586

Indianhead Pipeline Services, LLC	Provider of Pipeline Support Services
		12% Secured Debt (Maturity—February 6, 2017)	5,100	5,079	5,079
		Preferred Member Units (33,819 units; 8% cumulative)(8)		2,339	2,677
		Warrants (31,928 equivalent units)		459	—
		Member Units (14,732 units)		1	—

				7,878	7,756

KBK Industries, LLC	Manufacturer of Specialty Oilfield and Industrial Products
		10% Secured Debt (Maturity—September 28, 2017)	1,250	1,250	1,250
		12.5% Secured Debt (Maturity—September 28, 2017)	5,900	5,889	5,889
		Member Units (250 units)		341	2,780

				7,480	9,919

L.F. Manufacturing Holdings, LLC(10)	Manufacturer of Fiberglass Products
		Member Units (2,179,001 units)		2,019	1,380

OnAsset Intelligence, Inc.	Provider of Transportation Monitoring / Tracking Products and Services
		12% PIK Secured Debt (Maturity—December 31, 2015)(17)	4,519	4,519	4,519
		Preferred Stock (912 shares; 7% cumulative)		1,981	—
		Warrants (5,333 equivalent shares)		1,919	—

				8,419	4,519

OPI International Ltd.(13)	Provider of Man Camp and Industrial Storage Services
		10% Unsecured Debt (Maturity—April 8, 2018)	473	473	473
		Common Stock (20,766,317 shares)		1,371	1,600

				1,844	2,073

PCI Holding Company, Inc.	Manufacturer of Industrial Gas Generating Systems
		12% Secured Debt (Maturity—March 31, 2019)	13,000	12,898	13,000
		Preferred Stock (1,500,000 shares; 20% cumulative)(8)		3,379	5,370

				16,277	18,370

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	Provider of Rigsite Accommodation Unit Rentals and Related Services
		12% Secured Debt (Maturity—January 8, 2018)(14)(15)	30,785	30,281	250
		Preferred Member Units (250 units)		2,500	—

				32,781	250

Tin Roof Acquisition Company	Casual Restaurant Group
		12% Secured Debt (Maturity—November 13, 2018)	13,511	13,385	13,385
		Class C Preferred Stock (Fully diluted 10.0%; 10% cumulative)(8)		2,738	2,738

				16,123	16,123

UniTek Global Services, Inc.(11)	Provider of Outsourced Infrastructure Services
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—January 13, 2019)(9)	5,021	5,010	5,021
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—January 13, 2019)(9)	824	824	824
		15% PIK Unsecured Debt (Maturity—July 13, 2019)	745	745	745
		Preferred Stock (4,935,377 shares; 13.5% cumulative)(8)		5,814	6,410
		Common Stock (705,054 shares)		—	3,010

				12,393	16,010

Universal Wellhead Services Holdings, LLC(10)	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
		Preferred Member Units (UWS Investments, LLC) (716,949 units; 14% cumulative)		717	720
		Member Units (UWS Investments, LLC) (4,000,000 units)		4,000	610

				4,717	1,330

Valley Healthcare Group, LLC	Provider of Durable Medical Equipment
		LIBOR Plus 12.50% (Floor 0.50%), Current Coupon 13.12%, Secured Debt (Maturity—December 29, 2020)(9)	12,956	12,844	12,844
		Preferred Member Units (Valley Healthcare Holding, LLC) (1,600 units)		1,600	1,600

				14,444	14,444

Volusion, LLC	Provider of Online Software-as-a-Service eCommerce Solutions
		11.5% Secured Debt (Maturity—January 26, 2020)	17,500	15,298	15,298
		Preferred Member Units (4,876,670 units)		14,000	14,000
		Warrants (1,831,355 equivalent units)		2,576	2,576

				31,874	31,874

Subtotal Affiliate Investments (18.8% of total investments at fair value)				$394,699	$375,948

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Non-Control/Non-Affiliate Investments(7)

Adams Publishing Group, LLC(10)	Local Newspaper Operator
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—November 3, 2020)(9)	$7,662	$7,544	$7,662

Ahead, LLC(10)	IT Infrastructure Value Added Reseller
		LIBOR Plus 6.50%, Current Coupon 7.50%, Secured Debt (Maturity—November 2, 2020)	14,250	13,906	14,303

Allflex Holdings III Inc.(11)	Manufacturer of Livestock Identification Products
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—July 19, 2021)(9)	14,795	14,706	14,809

American Scaffold Holdings, Inc.(10)	Marine Scaffolding Service Provider
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—March 31, 2022)(9)	7,359	7,258	7,323

American Seafoods Group, LLC(11)	Catcher and Processor of Alaskan Pollock
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—August 19, 2021)(9)	9,634	9,624	9,634

American Teleconferencing Services, Ltd.(11)	Provider of Audio Conferencing and Video Collaboration Solutions
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—December 8, 2021)(9)	11,163	10,345	10,933
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity—June 6, 2022)(9)	3,714	3,569	3,569

				13,914	14,502

Anchor Hocking, LLC(11)	Household Products Manufacturer
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—June 4, 2018)(9)	2,277	2,277	2,231
		Member Units (440,620 units)		4,928	3,305

				7,205	5,536

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

AP Gaming I, LLC(10)	Developer, Manufacturer, and Operator of Gaming Machines
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity—December 20, 2020)(9)	7,209	7,099	7,194

Apex Linen Service, Inc.	Industrial Launderers
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—October 30, 2022)(9)	2,400	2,400	2,400
		13% Secured Debt (Maturity—October 30, 2022)	14,416	14,337	14,337

				16,737	16,737

Applied Products, Inc.(10)	Adhesives Distributor
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—September 30, 2019)(9)	3,527	3,499	3,518

Arcus Hunting LLC.(10)	Manufacturer of Bowhunting and Archery Products and Accessories
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—November 13, 2019)(9)	13,947	13,796	13,947

Artel, LLC(11)	Provider of Secure Satellite Network and IT Solutions
		LIBOR Plus 7.00% (Floor 1.25%), Current Coupon 8.25%, Secured Debt (Maturity—November 27, 2017)(9)	7,050	6,920	6,592

ATI Investment Sub, Inc.(11)	Manufacturer of Solar Tracking Systems
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—June 22, 2021)(9)	9,500	9,322	9,476

ATS Workholding, Inc.(10)	Manufacturer of Machine Cutting Tools and Accessories
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity—March 10, 2019)(9)	6,173	6,146	5,924

ATX Networks Corp.(11)(13)	Provider of Radio Frequency Management Equipment
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—June 11, 2021)(9)	11,790	11,604	11,584

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Berry Aviation, Inc.(10)	Airline Charter Service Operator
		12.00% Current / 1.75% PIK Secured Debt (Maturity—January 30, 2020)	5,627	5,588	5,627
		Common Stock (553 shares)		400	820

				5,988	6,447

Bluestem Brands, Inc.(11)	Multi-Channel Retailer of General Merchandise
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—November 6, 2020)(9)	12,880	12,635	11,227

Brainworks Software, LLC(10)	Advertising Sales and Newspaper Circulation Software
		Prime Plus 9.25% (Floor 3.25%), Current Coupon 13.00%, Secured Debt (Maturity—July 22, 2019)(9)	6,733	6,684	6,733

Brightwood Capital Fund Investments(12)(13)	Investment Partnership
		LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 1.6%)(8)		12,000	11,094
		LP Interests (Brightwood Capital Fund IV, LP) (Fully diluted 0.9%)		500	500

				12,500	11,594

Brundage-Bone Concrete Pumping, Inc.(11)	Construction Services Provider
		10.375% Secured Debt (Maturity—September 1, 2021)	3,000	2,985	3,240

California Pizza Kitchen, Inc.(11)	Casual Restaurant Group
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—August 23, 2022)(9)	4,988	4,940	4,976

Cenveo Corporation(11)	Provider of Commercial Printing, Envelopes, Labels, and Printed Office Products
		6% Secured Debt (Maturity—August 1, 2019)	13,130	11,097	11,719

CDHA Management, LLC(10)	Dental Services
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—December 5, 2021)(9)	4,491	4,415	4,415

Charlotte Russe, Inc(11)	Fast-Fashion Retailer to Young Women
		LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.75%, Secured Debt (Maturity—May 22, 2019)(9)	14,346	14,141	8,724

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Clarius BIGS, LLC(10)	Prints & Advertising Film Financing
		15% PIK Secured Debt (Maturity—January 5, 2015)(14)(17)	2,928	2,928	88

Compact Power Equipment, Inc.	Equipment / Tool Rental
		12% Secured Debt (Maturity—October 1, 2017)	4,100	4,095	4,100
		Series A Preferred Stock (4,298,435 shares)		1,079	4,180

				5,174	8,280

Compuware Corporation(11)	Provider of Software and Supporting Services
		LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity—December 15, 2019)(9)	8,345	8,187	8,398

Construction Supply Investments, LLC(10)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity—June 30, 2023)(9)	8,500	8,416	8,416
		Member Units (20,000 units)		2,000	2,000

				10,416	10,416

ContextMedia Health, LLC(11)	Provider of Healthcare Media Content
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—December 23, 2021)(9)	8,000	7,201	7,320

Covenant Surgical Partners, Inc.(11)	Ambulatory Surgical Centers
		8.75% Secured Debt (Maturity—August 1, 2019)	800	800	772

CRGT Inc.(11)	Provider of Custom Software Development
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—December 19, 2020)(9)	6,366	6,286	6,382

CST Industries Inc.(11)	Storage Tank Manufacturer
		LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 7.75%, Secured Debt (Maturity—May 22, 2017)(9)	9,102	9,084	9,102

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Darr Equipment LP(10)	Heavy Equipment Dealer
		12% Current / 2% PIK Secured Debt (Maturity—April 15, 2020)	21,130	20,697	20,748
		Warrants (915,734 equivalent units)		474	10

				21,171	20,758

Digital River, Inc.(11)	Provider of Outsourced e-Commerce Solutions and Services
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—February 12, 2021)(9)	15,184	15,086	15,317

Digital Room LLC(11)	Pure-Play e-Commerce Print Business
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—November 21, 2022)(9)	7,625	7,475	7,549

Drilling Info Holdings, Inc.	Information Services for the Oil and Gas Industry
		Common Stock (3,788,865 shares)		1,335	10,410

ECP-PF Holdings Group, Inc.(10)	Fitness Club Operator
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—November 26, 2019)(9)	5,625	5,589	5,625

EnCap Energy Fund Investments(12)(13)	Investment Partnership
		LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%)(8)		3,877	1,955
		LP Interests (EnCap Energy Capital Fund VIII Co-Investors, L.P.) (Fully diluted 0.4%)		2,200	1,225
		LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)(8)		3,957	3,680
		LP Interests (Encap Energy Capital Fund X, L.P.) (Fully diluted 0.1%)		3,039	3,039
		LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)(8)		9,116	10,452
		LP Interests (EnCap Flatrock Midstream Fund III, L.P.) (Fully diluted 0.2%)(8)		2,513	2,461

				24,702	22,812

Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft)(11)(13)	Technology-based Performance Support Solutions
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity—April 28, 2022)(9)	7,000	6,857	5,274

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Flavors Holdings Inc.(11)	Global Provider of Flavoring and Sweetening Products and Solutions
		LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity—April 3, 2020)(9)	12,483	12,082	10,174

GI KBS Merger Sub LLC(11)	Outsourced Janitorial Services to Retail/Grocery Customers
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—October 29, 2021)(9)	3,900	3,851	3,842
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—April 29, 2022)(9)	800	787	760

				4,638	4,602

Grace Hill, LLC(10)	Online Training Tools for the Multi-Family Housing Industry
		Prime Plus 5.25% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity—August 15, 2019)(9)	634	623	634
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—August 15, 2019)(9)	11,552	11,472	11,552

				12,095	12,186

Great Circle Family Foods, LLC(10)	Quick Service Restaurant Franchise
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—October 28, 2019)(9)	7,648	7,598	7,648

Grupo Hima San Pablo, Inc.(11)	Tertiary Care Hospitals
		LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 8.50%, Secured Debt (Maturity—January 31, 2018)(9)	4,813	4,787	3,734
		13.75% Secured Debt (Maturity—July 31, 2018)	2,000	1,962	1,205

				6,749	4,939

GST Autoleather, Inc.(11)	Automotive Leather Manufacturer
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—July 10, 2020)(9)	13,317	13,215	13,017

Guitar Center, Inc.(11)	Musical Instruments Retailer
		6.5% Secured Debt (Maturity—April 15, 2019)	14,625	13,890	13,272

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Hojeij Branded Foods, LLC(10)	Multi-Airport, Multi- Concept Restaurant Operator
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—July 27, 2021)(9)	5,432	5,390	5,432

Hoover Group, Inc.(10)(13)	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—January 28, 2021)(9)	8,546	7,963	7,963

Horizon Global Corporation(11)(13)	Auto Parts Manufacturer
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—June 30, 2021)(9)	9,375	9,249	9,551

Hostway Corporation(11)	Managed Services and Hosting Provider
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity—December 13, 2019)(9)	10,577	10,515	10,028

Hunter Defense Technologies, Inc.(11)	Provider of Military and Commercial Shelters and Systems
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—August 5, 2019)(9)	9,606	9,120	8,933

Hygea Holdings, Corp.(10)	Provider of Physician Services
		LIBOR Plus 9.25%, Current Coupon 10.17%, Secured Debt (Maturity—February 24, 2019)	7,875	7,381	7,615
		Warrants (5,990,452 equivalent shares)		369	1,530

				7,750	9,145

iEnergizer Limited(11)(13)	Provider of Business Outsourcing Solutions
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity—May 1, 2019)(9)	9,918	9,467	9,621

Indivior Finance LLC(11)(13)	Specialty Pharmaceutical Company Treating Opioid Dependence
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—December 19, 2019)(9)	6,750	6,455	6,809

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Industrial Container Services, LLC(10)	Steel Drum Reconditioner
		LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity—December 31, 2018)(9)	8,949	8,932	8,949

Industrial Services Acquisition, LLC(10)	Industrial Cleaning Services
		11.25% Current / 0.75% PIK Unsecured Debt (Maturity—December 17, 2022)	4,519	4,433	4,433
		Member Units (Industrial Services Investments, LLC) (900,000 units)		900	900

				5,333	5,333

Infinity Acquisition Finance Corp.(11)	Application Software for Capital Markets
		7.25% Unsecured Debt (Maturity—August 1, 2022)	5,700	5,366	4,802

Inn of the Mountain Gods Resort and Casino(11)	Hotel & Casino Owner & Operator
		9.25% Secured Debt (Maturity—November 30, 2020)	6,249	5,924	5,687

Intertain Group Limited(11)(13)	Business-to-Consumer Online Gaming Operator
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—April 8, 2022)(9)	4,426	4,364	4,465

iPayment, Inc.(11)	Provider of Merchant Acquisition
		LIBOR Plus 5.25% (Floor 1.50%), Current Coupon 6.75%, Secured Debt (Maturity—May 8, 2017)(9)	14,918	14,907	14,395

iQor US Inc.(11)	Business Process Outsourcing Services Provider
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—April 1, 2021)(9)	9,812	9,671	9,413

irth Solutions, LLC	Provider of Damage Prevention Information Technology Services
		Member Units (27,893 units)		1,441	1,790

Jackmont Hospitality, Inc.(10)	Franchisee of Casual Dining Restaurants
		LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25% / 2.50% PIK, Current Coupon Plus PIK 7.75%, Secured Debt (Maturity—May 26, 2021)(9)	4,445	4,429	4,445

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Joerns Healthcare, LLC(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—May 9, 2020)(9)	14,655	14,560	13,776

JSS Holdings, Inc.(11)	Aircraft Maintenance Program Provider
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—August 31, 2021)(9)	12,829	12,562	12,765

Kendra Scott, LLC(11)	Jewelry Retail Stores
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—July 17, 2020)(9)	5,578	5,536	5,550

Keypoint Government Solutions, Inc.(11)	Provider of Pre-Employment Screening Services
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity—November 13, 2017)(9)	5,459	5,443	5,431

LaMi Products, LLC(10)	General Merchandise Distribution
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—September 16, 2020)(9)	10,735	10,658	10,735

Larchmont Resources, LLC(11)	Oil & Gas Exploration & Production
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, PIK Secured Debt (Maturity—August 7, 2020)(9)	2,260	2,260	2,209
		Member Units (Larchmont Intermediate Holdco, LLC) (2,828 units)		353	1,193

				2,613	3,402

LKCM Headwater Investments I, L.P.(12)(13)	Investment Partnership
		LP Interests (Fully diluted 2.3%)		2,500	3,627

Logix Acquisition Company, LLC(10)	Competitive Local Exchange Carrier
		LIBOR Plus 8.28% (Floor 1.00%), Current Coupon 9.28%, Secured Debt (Maturity—June 24, 2021)(9)	8,593	8,457	8,593

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Looking Glass Investments, LLC(12)(13)	Specialty Consumer Finance
		9% Unsecured Debt (Maturity—June 30, 2020)	188	188	188
		Member Units (2.5 units)		125	125
		Member Units (LGI Predictive Analytics LLC) (190,712 units)(8)		160	160

				473	473

Messenger, LLC(10)	Supplier of Specialty Stationery and Related Products to the Funeral Industry
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—September 9, 2020)(9)	14,403	14,326	14,403

Minute Key, Inc.	Operator of Automated Key Duplication Kiosks
		10% Current / 2% PIK Secured Debt (Maturity—September 19, 2019)	15,700	15,404	15,404
		Warrants (1,437,409 equivalent units)		280	470

				15,684	15,874

Mood Media Corporation(11)(13)	Provider of Electronic Equipment
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—May 1, 2019)(9)	14,805	14,645	14,312

New Media Holdings II LLC(11)(13)	Local Newspaper Operator
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—June 4, 2020)(9)	14,888	14,632	14,813

North American Lifting Holdings, Inc.(11)	Crane Service Provider
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity—November 27, 2020)(9)	3,865	3,235	3,375

North Atlantic Trading Company, Inc.(11)	Marketer/Distributor of Tobacco Products
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity—January 13, 2020)(9)	9,396	9,343	9,337

Novitex Intermediate, LLC(11)	Provider of Document Management Services
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity—July 7, 2020)(9)	9,335	9,175	8,985

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

NTM Acquisition Corp.(11)	Provider of B2B Travel Information Content
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—June 7, 2022)(9)	4,144	4,085	4,128

Ospemifene Royalty Sub LLC (QuatRx)(10)	Estrogen-Deficiency Drug Manufacturer and Distributor
		11.5% Secured Debt (Maturity—November 15, 2026)(14)	5,071	5,071	2,088

Pardus Oil and Gas, LLC(11)	Oil & Gas Exploration & Production
		13% PIK Secured Debt (Maturity—November 12, 2021)	1,869	1,869	1,869
		5% PIK Secured Debt (Maturity—May 13, 2022)	992	992	562
		Member Units (2,472 units)		2,472	970

				5,333	3,401

Paris Presents Incorporated(11)	Branded Cosmetic and Bath Accessories
		LIBOR Plus 8.75% (Floor 1.00%), Current Coupon 9.75%, Secured Debt (Maturity—December 31, 2021)(9)	2,000	1,969	1,960

Parq Holdings Limited Partnership(11)(13)	Hotel & Casino Operator
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—December 17, 2020)(9)	7,500	7,394	7,388

Permian Holdco 2, Inc.(11)	Storage Tank Manufacturer
		14% PIK Unsecured Debt (Maturity—October 15, 2021)	198	198	198
		Preferred Stock (Permian Holdco 1, Inc.) (154,558 units)		799	799
		Common Stock (Permian Holdco 1, Inc.) (154,558 units)		—	—

				997	997

Pernix Therapeutics Holdings, Inc.(10)	Pharmaceutical Royalty
		12% Secured Debt (Maturity—August 1, 2020)	3,447	3,447	3,326

Pet Holdings ULC(11)(13)	Retailer of Pet Products and Supplies to Consumers
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—July 5, 2022)(9)	2,494	2,470	2,503

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Pike Corporation(11)	Construction and Maintenance Services for Electric Transmission and Distribution Infrastructure
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—June 22, 2022)(9)	14,000	13,720	14,082

Point.360(10)	Fully Integrated Provider of Digital Media Services
		Warrants (65,463 equivalent shares)		69	—
		Common Stock (163,658 shares)		273	63

				342	63

Polycom, Inc.(11)	Provider of Audio and Video Communication Solutions
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—September 27, 2023)(9)	12,089	11,617	12,194

PPC/SHIFT LLC(10)	Provider of Digital Solutions to Automotive Industry
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—June 6, 2022)(9)	7,000	6,852	6,852

Prowler Acquisition Corp.(11)	Specialty Distributor to the Energy Sector
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity—January 28, 2020)(9)	9,519	7,904	7,044

PT Network, LLC(10)	Provider of Outpatient Physical Therapy and Sports Medicine Services
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—November 30, 2021)(9)	16,225	15,979	15,979

QBS Parent, Inc.(11)	Provider of Software and Services to the Oil & Gas Industry
		LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 5.75%, Secured Debt (Maturity—August 7, 2021)(9)	11,274	11,201	11,161

Raley's(11)	Family-Owned Supermarket Chain
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—May 18, 2022)(9)	4,195	4,125	4,242

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Redbox Automated Retail, LLC(11)	Operator of Home Media Entertainment Kiosks
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—September 27, 2021)(9)	15,000	14,581	14,629

Renaissance Learning, Inc.(11)	Technology-based K-12 Learning Solutions
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—April 11, 2022)(9)	3,000	2,978	2,987

RGL Reservoir Operations Inc.(11)(13)	Oil & Gas Equipment and Services
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—August 13, 2021)(9)	3,910	3,826	880

RM Bidder, LLC(10)	Scripted and Unscripted TV and Digital Programming Provider
		Warrants (327,532 equivalent units)		425	300
		Member Units (2,779 units)		46	44

				471	344

SAExploration, Inc.(10)(13)	Geophysical Services Provider
		Common Stock (50 shares)		65	3

SAFETY Investment Holdings, LLC	Provider of Intelligent Driver Record Monitoring Software and Services
		Member Units (2,000,000 units)		2,000	2,000

Salient Partners L.P.(11)	Provider of Asset Management Services
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—June 9, 2021)(9)	10,812	10,538	10,352

School Specialty, Inc.(11)	Distributor of Education Supplies and Furniture
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—June 11, 2019)(9)	5,712	5,632	5,784

Sigma Electric Manufacturing Corporation(10)(13)	Manufacturer and Distributor of Electrical Fittings and Parts
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—October 13, 2021)(9)	12,500	12,200	12,200

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Sorenson Communications, Inc.(11)	Manufacturer of Communication Products for Hearing Impaired
		LIBOR Plus 5.75% (Floor 2.25%), Current Coupon 8.00%, Secured Debt (Maturity—April 30, 2020)(9)	13,371	13,283	13,271

Strike, LLC(11)	Pipeline Construction and Maintenance Services
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity—November 30, 2022)(9)	10,000	9,666	9,864

Subsea Global Solutions, LLC(10)	Underwater Maintenance and Repair Services
		LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.50%, Secured Debt (Maturity—March 17, 2020)(9)	5,629	5,588	5,624

Synagro Infrastructure Company, Inc(11)	Waste Management Services
		LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity—August 22, 2020)(9)	4,714	4,659	4,136

Targus International, LLC(11)	Distributor of Protective Cases for Mobile Devices
		15% PIK Secured Debt (Maturity—December 31, 2019)	1,140	1,140	1,140
		Common Stock (Targus Cayman HoldCo Limited) (249,614 shares)(13)		2,555	2,260

				3,695	3,400

TE Holdings, LLC(11)	Oil & Gas Exploration & Production
		Member Units (97,048 units)		970	728

TeleGuam Holdings, LLC(11)	Cable and Telecom Services Provider
		LIBOR Plus 4.00% (Floor 1.25%), Current Coupon 5.25%, Secured Debt (Maturity—December 10, 2018)(9)	7,622	7,613	7,546
		LIBOR Plus 7.50% (Floor 1.25%), Current Coupon 8.75%, Secured Debt (Maturity—June 10, 2019)(9)	10,500	10,442	10,290

				18,055	17,836

The Topps Company, Inc.(11)	Trading Cards & Confectionary
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity—October 2, 2020)(9)	2,218	2,208	2,226

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

TMC Merger Sub Corp.(11)	Refractory & Maintenance Services Provider
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—October 31, 2022)(9)	12,500	12,376	12,438

TOMS Shoes, LLC(11)	Global Designer, Distributor, and Retailer of Casual Footwear
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—October 30, 2020)(9)	4,913	4,567	3,635

Travel Leaders Group, LLC(11)	Travel Agency Network Provider
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—December 7, 2020)(9)	10,994	10,936	10,975

Truck Bodies and Equipment International, Inc.(10)	Manufacturer of Dump Truck Bodies and Dump Trailers
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—March 31, 2021)(9)	15,750	15,602	15,602

TVG-I-E CMN ACQUISITION, LLC(10)	Organic Lead Generation for Online Postsecondary Schools
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—November 3, 2021)(9)	6,459	6,334	6,334

Tweddle Group, Inc.(11)	Provider of Technical Information Services to Automotive OEMs
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—October 21, 2022)(9)	8,462	8,295	8,419

UniRush, LLC	Provider of Prepaid Debit Card Solutions
		12% Secured Debt (Maturity—February 1, 2019)	12,000	10,981	12,000
		Warrants (444,725 equivalent units)		1,250	1,250

				12,231	13,250

US Joiner Holding Company(11)	Marine Interior Design and Installation
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—April 16, 2020)(9)	11,514	11,435	11,456

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

U.S. TelePacific Corp.(10)	Provider of Communications and Managed Services
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—February 24, 2021)(9)	7,500	7,377	7,377

VCVH Holding Corp. (Verisk)(11)	Healthcare Technology Services Focused on Revenue Maximization
		LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 10.25%, Secured Debt (Maturity—June 1, 2024)(9)	1,500	1,464	1,488

Virtex Enterprises, LP(10)	Specialty, Full-Service Provider of Complex Electronic Manufacturing Services
		12% Secured Debt (Maturity—December 27, 2018)	1,667	1,559	1,559
		Preferred Class A Units (14 units; 5% cumulative)(8)		333	612
		Warrants (11 equivalent units)		186	220

				2,078	2,391

Wellnext, LLC(10)	Manufacturer of Supplements and Vitamins
		LIBOR Plus 9.00% (Floor 0.50%), Current Coupon 9.85%, Secured Debt (Maturity—May 23, 2021)(9)	10,058	9,968	10,058

Western Dental Services, Inc.(11)	Dental Care Services
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—November 1, 2018)(9)	4,904	4,902	4,885

Wilton Brands LLC(11)	Specialty Housewares Retailer
		LIBOR Plus 7.25% (Floor 1.25%), Current Coupon 8.50%, Secured Debt (Maturity—August 30, 2018)(9)	1,153	1,147	1,093

Worley Claims Services, LLC(10)	Insurance Adjustment Management and Services Provider
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity—October 31, 2020)(9)	6,386	6,342	6,386

YP Holdings LLC(11)	Online and Offline Advertising Operator
		LIBOR Plus 11.00% (Floor 1.25%), Current Coupon 12.25%, Secured Debt (Maturity—June 4, 2018)(9)	11,428	10,969	11,398

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

NOTE A—ORGANIZATION AND BASIS OF PRESENTATION

1.     Organization

        Main Street Capital Corporation ("MSCC") is a principal investment firm primarily focused on providing customized debt and equity financing to lower middle market ("LMM") companies and debt capital to middle market ("Middle Market") companies. The portfolio investments of MSCC and its consolidated subsidiaries are typically made to support management buyouts, recapitalizations, growth financings, refinancings and acquisitions of companies that operate in a variety of industry sectors. MSCC seeks to partner with entrepreneurs, business owners and management teams and generally provides "one stop" financing alternatives within its LMM portfolio. MSCC and its consolidated subsidiaries invest primarily in secured debt investments, equity investments, warrants and other securities of LMM companies based in the United States and in secured debt investments of Middle Market companies generally headquartered in the United States.

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

        MSC Adviser I, LLC (the "External Investment Manager") was formed in November 2013 as a wholly owned subsidiary of MSCC to provide investment management and other services to parties other than MSCC and its subsidiaries or their portfolio companies ("External Parties") and receive fee income for such services. MSCC has been granted no-action relief by the Securities and Exchange Commission ("SEC") to allow the External Investment Manager to register as a registered investment adviser under the Investment Advisers Act of 1940, as amended. Since the External Investment Manager conducts all of its investment management activities for External Parties, it is accounted for as a portfolio investment of MSCC and is not included as a consolidated subsidiary of MSCC in MSCC's consolidated financial statements.

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

2.     Basis of Presentation

        Main Street's consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For each of the periods presented herein, Main Street's consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of Main Street's investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments and the investment in the External Investment Manager (see Note C—Fair Value Hierarchy for Investments and Debentures—Portfolio Composition—Investment Portfolio Composition for additional discussion of Main Street's Investment Portfolio and definitions for the terms Private Loan and Other Portfolio). Main Street's results of operations and cash flows for the three months ended March 31, 2017 and 2016, and financial position as of March 31, 2017 and December 31, 2016, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation.

        The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2017 and 2016 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

        Under regulations pursuant to Article 6 of Regulation S-X applicable to BDCs and the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 946, Financial Services—Investment Companies ("ASC 946"), Main Street is precluded from consolidating other entities in which Main Street has equity investments, including those in which it has a controlling interest, unless the other entity is another investment company. An exception to this general principle in ASC 946 occurs if Main Street holds a controlling interest in an operating company that provides all or substantially all of its services directly to Main Street or to its portfolio companies. Accordingly, as noted above, MSCC's consolidated financial statements include the financial position and operating results for the Funds and the Taxable Subsidiaries. Main Street has determined that all of its portfolio investments do not qualify for this exception, including the investment in the External Investment

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE A—ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.     Valuation of the Investment Portfolio

        Main Street accounts for its Investment Portfolio at fair value. As a result, Main Street follows the provisions of ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires Main Street to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact.

        Main Street's portfolio strategy calls for it to invest primarily in illiquid debt and equity securities issued by privately held LMM companies and more liquid debt securities issued by Middle Market companies that are generally larger in size than the LMM companies. Main Street categorizes some of its investments in LMM companies and Middle Market companies as Private Loan portfolio investments, which are primarily debt securities in privately held companies which have been originated through strategic relationships with other investment funds on a collaborative basis, and are often referred to in the debt markets as "club deals." Private Loan investments are typically similar in size, structure, terms and conditions to investments Main Street holds in its LMM portfolio and Middle Market portfolio. Main Street's portfolio also includes Other Portfolio investments which primarily consist of investments that are not consistent with the typical profiles for its LMM portfolio investments, Middle Market portfolio investments or Private Loan portfolio investments, including investments which may be managed by third parties. Main Street's portfolio investments may be subject to restrictions on resale.

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

        Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations, recommendations and an assurance certification regarding the Company's determinations of the fair value of its LMM portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street's investments in each LMM portfolio company at least once every calendar year, and for Main Street's investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at Main Street's determination of fair value on its investments in a total of 12 LMM portfolio companies for the three months ended March 31, 2017, representing approximately 16% of the total LMM portfolio at fair value as of March 31, 2017, and on a total of 11 LMM portfolio companies for the three months ended March 31, 2016, representing approximately 18% of the total LMM portfolio at fair value as of March 31, 2016. Excluding its investments in new LMM portfolio companies which have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment as of March 31, 2017 and 2016, as applicable, and its investments in the LMM portfolio companies that were not reviewed because their equity is publicly traded or they hold real estate for which a third-party appraisal is obtained on at least an annual basis, the percentage of the LMM portfolio reviewed and certified by its independent financial advisory services firm for the three months ended March 31, 2017 and 2016 was 18% and 19% of the total LMM portfolio at fair value as of March 31, 2017 and 2016, respectively.

        For valuation purposes, all of Main Street's Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. Because the vast majority of the Middle Market portfolio investments are typically valued using third-party quotes or other independent pricing services (including 95% and 94% of the Middle Market portfolio investments as of March 31, 2017 and December 31, 2016, respectively), Main Street does not generally consult with any financial advisory services firms in connection with determining the fair value of its Middle Market investments.

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

        In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations and recommendations and an assurance certification regarding the Company's determinations of the fair value of its Private Loan portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street's investments in each Private Loan portfolio company at least once every calendar year, and for Main Street's investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at its determination of fair value on its investments in a total of 9 Private Loan portfolio companies for the three months ended March 31, 2017, representing approximately 27% of the total Private Loan portfolio at fair value as of March 31, 2017, and on a total of 10 Private Loan portfolio companies for the three months ended March 31, 2016, representing approximately 36% of the total Private Loan portfolio at fair value as of March 31, 2016. Excluding its investments in new Private Loan portfolio companies which have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment as of March 31, 2017 and 2016, as applicable, and investments in its Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, the percentage of the Private Loan portfolio reviewed and certified by its independent financial advisory services firm for the three months ended March 31, 2017 and 2016 was 44% and 51% of the total Private Loan portfolio at fair value as of March 31, 2017 and 2016, respectively.

        For valuation purposes, all of Main Street's Other Portfolio investments are non-control investments. Main Street's Other Portfolio investments comprised 5.4% and 5.0%, respectively, of Main Street's Investment Portfolio at fair value as of March 31, 2017 and December 31, 2016. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For Other Portfolio equity investments, Main Street generally determines the fair value of its investments using the NAV valuation method. For its Other Portfolio debt investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Other Portfolio debt investments in a current

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

hypothetical sale using the Yield-to-Maturity valuation method. For its Other Portfolio debt investments for which third-party quotes or other independent pricing are available and appropriate, Main Street determines the fair value of these investments through obtaining third-party quotes or other independent pricing to the extent that these inputs are available and appropriate to determine fair value.

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

        The Board of Directors of Main Street has the final responsibility for overseeing, reviewing and approving, in good faith, Main Street's determination of the fair value for its Investment Portfolio, as well as its valuation procedures, consistent with 1940 Act requirements. Main Street believes its Investment Portfolio as of March 31, 2017 and December 31, 2016 approximates fair value as of those dates based on the markets in which Main Street operates and other conditions in existence on those reporting dates.

2.     Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results may differ from these estimates under different conditions or assumptions. Additionally, as explained in Note B.1., the consolidated financial statements include investments in the Investment Portfolio whose values have been estimated by Main Street with the oversight, review and approval by Main Street's Board of Directors in the absence of readily ascertainable market values. Because of the inherent uncertainty of the Investment Portfolio valuations,

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

those estimated values may differ materially from the values that would have been determined had a ready market for the securities existed.

3.     Cash and Cash Equivalents

        Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value.

        At March 31, 2017, cash balances totaling $29.9 million exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company's cash deposits are held at large, established, high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

4.     Interest, Dividend and Fee Income

        Main Street records interest and dividend income on the accrual basis to the extent amounts are expected to be collected. Dividend income is recorded as dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. In accordance with Main Street's valuation policies, Main Street evaluates accrued interest and dividend income periodically for collectability. When a loan or debt security becomes 90 days or more past due, and if Main Street otherwise does not expect the debtor to be able to service all of its debt or other obligations, Main Street will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security's status significantly improves regarding the debtor's ability to service the debt or other obligations, or if a loan or debt security is sold or written off, Main Street removes it from non-accrual status.

        As of March 31, 2017, Main Street's total Investment Portfolio had five investments on non-accrual status, which comprised approximately 0.2% of its fair value and 2.7% of its cost. As of December 31, 2016, Main Street's total Investment Portfolio had four investments on non-accrual status, which comprised approximately 0.6% of its fair value and 3.0% of its cost.

        Main Street holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind ("PIK") interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.8. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. Main Street stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

arrears are no longer collectible. For the three months ended March 31, 2017 and 2016, (i) approximately 3.4% and 3.1%, respectively, of Main Street's total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.8% and 0.8%, respectively, of Main Street's total investment income was attributable to cumulative dividend income not paid currently in cash.

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

        A presentation of the investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$38,463	$32,182
Dividend income	6,982	7,629
Fee income	2,444	2,064

Total interest, fee and dividend income	$47,889	$41,875

5.     Deferred Financing Costs

        Deferred financing costs include SBIC debenture commitment fees and SBIC debenture leverage fees on the SBIC debentures which are not accounted for under the fair value option under ASC 825 (as discussed further in Note B.10.). These fees are approximately 3.4% of the total commitment and draw amounts, as applicable. These deferred financing costs have been capitalized and are being amortized into interest expense over the ten year term of each debenture agreement.

        Deferred financing costs also include commitment fees and other costs related to Main Street's multi-year revolving credit facility (the "Credit Facility", as discussed further in Note F) and its notes (as discussed further in Note G). These costs have been capitalized and are amortized into interest expense over the term of the individual instrument.

6.     Unearned Income—Debt Origination Fees and Original Issue Discount and Discounts / Premiums to Par Value

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

        To maintain RIC tax treatment (as discussed in Note B.8. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the three months ended March 31, 2017 and 2016, approximately 3.5% and 2.6%, respectively, of Main Street's total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction.

7.     Share-Based Compensation

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

        Effective January 1, 2016, Main Street elected early adoption of Accounting Standards Update ("ASU") 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09," as discussed further below in Note B.12.). ASU 2016-09 requires that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement and no longer delay recognition of a tax benefit until the tax benefit is realized through a reduction to taxes payable. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Additionally, ASU 2016-09 allows an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, net of forfeitures, (current GAAP) or account for forfeitures when they occur. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures and

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. As such, Main Street has recorded a $1.8 million adjustment to "Net Unrealized Appreciation, Net of Income Taxes" on the consolidated balance sheet to capture the cumulative tax effect as of January 1, 2016. The company has elected to account for forfeitures as they occur and this change had no impact on its consolidated financial statements. The additional amendments (cash flows classification, minimum statutory tax withholding requirements and classification of awards as either a liability or equity) did not have an effect on Main Street's consolidated financial statements.

8.     Income Taxes

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

9.     Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

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

10.   Fair Value of Financial Instruments

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

11.   Earnings per Share

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

12.   Recently Issued or Adopted Accounting Standards

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients, which clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters. In December 2016, the FASB issued ASU No. 2016-20, Revenue from Contracts with Customers (Topic 606)—Technical Corrections and Improvements, which provided disclosure relief, and clarified the scope and application of the new revenue standard and related cost guidance. The new guidance will be effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Early adoption would be permitted for annual reporting periods beginning after December 15, 2016. Main Street expects to identify similar performance obligations under ASC 606 as compared with deliverables and separate units of account previously identified. As a result, Main Street expects timing of its revenue recognition to remain the same.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The new guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. Early application is permitted. While Main Street continues to assess the effect of adoption, Main Street currently believes the most significant change relates to the recognition of a new right-of-use asset and lease liability on its consolidated balance sheet for its office space operating lease. Main Street currently has one operating lease for office space and does not expect a significant change in the leasing activity between now and adoption. See further discussion of the operating lease obligation in Note M.

        In March 2016, the FASB issued ASU 2016-09, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. The Company elected to early adopt this standard during the three months ended March 31, 2016. See further discussion of the impact of the adoption of this standard in Note B.7.

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

  Fair Value Hierarchy

        In accordance with ASC 820, Main Street has categorized its investments based on the priority of the inputs to the valuation technique into a three-level fair value hierarchy. The fair value hierarchy

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE C—FAIR VALUE HIERARCHY FOR INVESTMENTS AND DEBENTURES—PORTFOLIO COMPOSITION (Continued)

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE C—FAIR VALUE HIERARCHY FOR INVESTMENTS AND DEBENTURES—PORTFOLIO COMPOSITION (Continued)

        As of March 31, 2017 and December 31, 2016, all of Main Street's LMM portfolio investments except for the equity investment in one portfolio company consisted of illiquid securities issued by private companies. The investment which was the exception was in a company with publicly traded equity. As a result, the fair value determination for the LMM portfolio investments primarily consisted of unobservable inputs. The fair value determination for the publicly traded equity security consisted of observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value. As a result, all of Main Street's LMM portfolio investments were categorized as Level 3 as of March 31, 2017 and December 31, 2016, except for the one publicly traded equity security which was categorized as Level 2.

        As of March 31, 2017 and December 31, 2016, Main Street's Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Middle Market portfolio investments were categorized as Level 3 as of March 31, 2017 and December 31, 2016.

        As of March 31, 2017 and December 31, 2016, Main Street's Private Loan portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Private Loan portfolio investments were categorized as Level 3 as of March 31, 2017 and December 31, 2016.

        As of March 31, 2017 and December 31, 2016, Main Street's Other Portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street's Other Portfolio investments were categorized as Level 3 as of March 31, 2017 and December 31, 2016.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE C—FAIR VALUE HIERARCHY FOR INVESTMENTS AND DEBENTURES—PORTFOLIO COMPOSITION (Continued)

        The following tables provide a summary of the significant unobservable inputs used to fair value Main Street's Level 3 portfolio investments as of March 31, 2017 and December 31, 2016:

Type of Investment	Fair Value as of March 31, 2017 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)	Median(3)
Equity investments	$579,449	Discounted cash flow	Weighted-average cost of capital	10.1% - 22.7%	12.7%	13.3%
		Market comparable / Enterprise Value	EBITDA multiple(1)	4.5x - 8.5x(2)	7.1x	6.0x
Debt investments	$818,956	Discounted cash flow	Risk adjusted discount factor	7.4% - 16.0%(2)	11.4%	11.1%
			Expected principal recovery percentage	3.0% - 100.0%	99.8%	100.0%
Debt investments	$578,703	Market approach	Third-party quote	15.0 - 105.0

Total Level 3 investments	$1,977,108

(1)
EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

(2)
Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 3.5x - 17.5x and the range for risk adjusted discount factor is 4.8% - 43.0%.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE C—FAIR VALUE HIERARCHY FOR INVESTMENTS AND DEBENTURES—PORTFOLIO COMPOSITION (Continued)

        The following tables provide a summary of changes in fair value of Main Street's Level 3 portfolio investments for the three month periods ended March 31, 2017 and 2016 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2016	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of March 31, 2017
Debt	$1,427,823	$—	$(190,366)	$175,026	$1,340	$(10,108)	$(6,056)	$1,397,659
Equity	549,453	—	(9,119)	25,691	(19,775)	11,876	6,056	564,182
Equity Warrant	17,550	—	(1,673)	331	(1,107)	166	—	15,267

	$1,994,826	$—	$(201,158)	$201,048	$(19,542)	$1,934	$—	$1,977,108

(1)
Includes the impact of non-cash conversions.

Type of Investment	Fair Value as of December 31, 2015	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of March 31, 2016
Debt	$1,265,544	$—	$(70,061)	$101,465	$4,510	$(11,905)	$(2,556)	$1,286,997
Equity	519,966	—	(5,987)	16,959	(16,816)	(1,035)	2,556	515,643
Equity Warrant	10,646	—	—	2,819	—	(1,044)	—	12,421

	$1,796,156	$—	$(76,048)	$121,243	$(12,306)	$(13,984)	$—	$1,815,061

(1)
Includes the impact of non-cash conversions.

        As of March 31, 2017 and December 31, 2016, the fair value determination for the SBIC debentures recorded at fair value primarily consisted of unobservable inputs. As a result, the SBIC debentures which are recorded at fair value were categorized as Level 3. Main Street determines the fair value of these instruments primarily using a Yield-to-Maturity approach that analyzes the discounted cash flows of interest and principal for each SBIC debenture recorded at fair value based on estimated market interest rates for debt instruments of similar structure, terms, and maturity. Main Street's estimate of the expected repayment date of principal for each SBIC debenture recorded at fair value is the legal maturity date of the instrument. The significant unobservable inputs used in the fair value measurement of Main Street's SBIC debentures recorded at fair value are the estimated market interest rates used to fair value each debenture using the yield valuation technique described above. Significant increases (decreases) in the estimated market interest rates in isolation would result in a significantly lower (higher) fair value measurement.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE C—FAIR VALUE HIERARCHY FOR INVESTMENTS AND DEBENTURES—PORTFOLIO COMPOSITION (Continued)

        The following tables provide a summary of the significant unobservable inputs used to fair value Main Street's Level 3 SBIC debentures as of March 31, 2017 and December 31, 2016 (amounts in thousands):

Type of Instrument	Fair Value as of March 31, 2017	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC debentures	$49,155	Discounted cash flow	Estimated market interest rates	4.2% - 5.2%	4.5%

Type of Instrument	Fair Value as of December 31, 2016	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC debentures	$74,803	Discounted cash flow	Estimated market interest rates	3.4% - 5.3%	4.2%

        The following tables provide a summary of changes for the Level 3 SBIC debentures recorded at fair value for the three month periods ended March 31, 2017 and 2016 (amounts in thousands):

Type of Instrument	Fair Value as of December 31, 2016	Repayments	Net Realized Loss	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of March 31, 2017
SBIC debentures at fair value	$74,803	$(25,200)	$5,217	$—	$(5,665)	$49,155

Type of Instrument	Fair Value as of December 31, 2015	Repayments	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of March 31, 2016
SBIC debentures at fair value	$73,860	$—	$—	$146	$74,006

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE C—FAIR VALUE HIERARCHY FOR INVESTMENTS AND DEBENTURES—PORTFOLIO COMPOSITION (Continued)

        At March 31, 2017 and December 31, 2016, Main Street's investments and SBIC debentures at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
At March 31, 2017	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$886,559	$—	$2,270	$884,289
Middle Market portfolio investments	568,796	—	—	568,796
Private Loan portfolio investments	384,220	—	—	384,220
Other Portfolio investments	106,331	—	—	106,331
External Investment Manager	33,472	—	—	33,472

Total portfolio investments	1,979,378	—	2,270	1,977,108
Marketable securities and idle funds investments	—	—	—	—

Total investments	$1,979,378	$—	$2,270	$1,977,108

SBIC debentures at fair value	$49,155	$—	$—	$49,155

		Fair Value Measurements
		(in thousands)
At December 31, 2016	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$892,592	$—	$2,080	$890,512
Middle Market portfolio investments	630,578	—	—	630,578
Private Loan portfolio investments	342,867	—	—	342,867
Other Portfolio investments	100,252	—	—	100,252
External Investment Manager	30,617	—	—	30,617

Total portfolio investments	1,996,906	—	2,080	1,994,826
Marketable securities and idle funds investments	—	—	—	—

Total investments	$1,996,906	$—	$2,080	$1,994,826

SBIC debentures at fair value	$74,803	$—	$—	$74,803

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

relationships, management expertise and capital raising capabilities. In the first quarter of 2014, Main Street began allocating cost to the External Investment Manager pursuant to the sharing agreement. Main Street's total expenses for the three months ended March 31, 2017 and 2016 are net of expenses allocated to the External Investment Manager of $1.5 million and $1.2 million, respectively.

        Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three months ended March 31, 2017 and 2016, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

        The following tables provide a summary of Main Street's investments in the LMM, Middle Market and Private Loan portfolios as of March 31, 2017 and December 31, 2016 (this information excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of March 31, 2017
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	73	69	49
Fair value	$886.6	$568.8	$384.2
Cost	$772.1	$588.9	$403.7
% of portfolio at cost—debt	67.6%	96.9%	94.0%
% of portfolio at cost—equity	32.4%	3.1%	6.0%
% of debt investments at cost secured by first priority lien	96.1%	88.8%	90.2%
Weighted-average annual effective yield(b)	12.2%	8.6%	9.6%
Average EBITDA(c)	$4.6	$95.5	$24.8

(a)
At March 31, 2017, Main Street had equity ownership in approximately 99% of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 37%.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of March 31, 2017, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares of Main Street's common stock will realize on its investment because it does not reflect Main Street's expenses or any sales load paid by an investor.

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

	As of December 31, 2016
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	73	78	46
Fair value	$892.6	$630.6	$342.9
Cost	$760.3	$646.8	$357.7
% of total investments at cost—debt	69.1%	97.2%	93.5%
% of total investments at cost—equity	30.9%	2.8%	6.5%
% of debt investments at cost secured by first priority lien	92.1%	89.1%	89.0%
Weighted-average annual effective yield(b)	12.5%	8.5%	9.6%
Average EBITDA(c)	$5.9	$98.6	$22.7

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

        As of March 31, 2017, Main Street had Other Portfolio investments in ten companies, collectively totaling approximately $106.3 million in fair value and approximately $111.8 million in cost basis and which comprised approximately 5.4% of Main Street's Investment Portfolio at fair value. As of December 31, 2016, Main Street had Other Portfolio investments in ten companies, collectively totaling approximately $100.3 million in fair value and approximately $107.1 million in cost basis and which comprised approximately 5.0% of Main Street's Investment Portfolio at fair value.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE C—FAIR VALUE HIERARCHY FOR INVESTMENTS AND DEBENTURES—PORTFOLIO COMPOSITION (Continued)

        As discussed further in Note A.1., Main Street holds an investment in the External Investment Manager, a wholly owned subsidiary that is treated as a portfolio investment. As of March 31, 2017, there was no cost basis in this investment and the investment had a fair value of approximately $33.5 million, which comprised approximately 1.7% of Main Street's Investment Portfolio at fair value. As of December 31, 2016, there was no cost basis in this investment and the investment had a fair value of approximately $30.6 million, which comprised approximately 1.5% of Main Street's Investment Portfolio at fair value.

        The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of March 31, 2017 and December 31, 2016 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	March 31, 2017	December 31, 2016
First lien debt	76.6%	76.1%
Equity	15.6%	14.5%
Second lien debt	6.2%	7.7%
Equity warrants	1.0%	1.1%
Other	0.6%	0.6%

	100.0%	100.0%

Fair Value:	March 31, 2017	December 31, 2016
First lien debt	69.6%	68.7%
Equity	23.2%	22.6%
Second lien debt	5.8%	7.2%
Equity warrants	0.8%	0.9%
Other	0.6%	0.6%

	100.0%	100.0%

        The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of March 31, 2017 and December 31, 2016 (this information excludes the Other

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE C—FAIR VALUE HIERARCHY FOR INVESTMENTS AND DEBENTURES—PORTFOLIO COMPOSITION (Continued)

Portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	March 31, 2017	December 31, 2016
Southwest	28.3%	29.7%
Midwest	23.4%	23.0%
West	15.9%	16.1%
Northeast	15.2%	14.8%
Southeast	14.1%	13.1%
Canada	1.4%	1.7%
Other Non-United States	1.7%	1.6%

	100.0%	100.0%

Fair Value:	March 31, 2017	December 31, 2016
Southwest	28.6%	31.0%
Midwest	22.1%	21.2%
West	18.4%	18.3%
Northeast	14.4%	13.9%
Southeast	13.6%	12.7%
Canada	1.2%	1.4%
Other Non-United States	1.7%	1.5%

	100.0%	100.0%

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

as of March 31, 2017 and December 31, 2016 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	March 31, 2017	December 31, 2016
Energy Equipment & Services	7.7%	7.5%
Hotels, Restaurants & Leisure	6.7%	6.5%
Construction & Engineering	6.3%	5.3%
Media	6.0%	5.7%
Machinery	5.8%	5.6%
Commercial Services & Supplies	4.9%	5.0%
Electronic Equipment, Instruments & Components	4.5%	4.5%
Specialty Retail	3.9%	4.4%
Diversified Consumer Services	3.5%	2.8%
Diversified Telecommunication Services	3.3%	3.3%
IT Services	3.1%	3.9%
Leisure Equipment & Products	3.1%	0.9%
Internet Software & Services	3.0%	3.6%
Auto Components	2.8%	3.0%
Health Care Providers & Services	2.8%	3.0%
Diversified Financial Services	2.4%	2.3%
Health Care Equipment & Supplies	2.3%	2.3%
Software	2.2%	2.6%
Computers & Peripherals	2.2%	2.2%
Food Products	2.1%	2.6%
Building Products	2.1%	2.1%
Communications Equipment	1.7%	2.3%
Oil, Gas & Consumable Fuels	1.6%	1.2%
Aerospace & Defense	1.6%	0.9%
Professional Services	1.3%	1.4%
Consumer Finance	1.0%	1.5%
Air Freight & Logistics	1.0%	1.0%
Real Estate Management & Development	1.0%	0.7%
Distributors	0.9%	1.1%
Road & Rail	0.0%	1.5%
Other(1)	9.2%	9.3%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE C—FAIR VALUE HIERARCHY FOR INVESTMENTS AND DEBENTURES—PORTFOLIO COMPOSITION (Continued)

Fair Value:	March 31, 2017	December 31, 2016
Machinery	7.0%	6.7%
Hotels, Restaurants & Leisure	6.8%	6.5%
Construction & Engineering	6.5%	5.6%
Diversified Consumer Services	6.4%	5.5%
Energy Equipment & Services	6.1%	5.8%
Media	5.6%	5.2%
Commercial Services & Supplies	4.8%	5.0%
Specialty Retail	4.1%	4.6%
Electronic Equipment, Instruments & Components	4.0%	3.9%
IT Services	3.1%	3.7%
Leisure Equipment & Products	3.0%	0.9%
Internet Software & Services	2.9%	3.5%
Auto Components	2.7%	2.9%
Health Care Providers & Services	2.6%	2.9%
Diversified Telecommunication Services	2.6%	2.5%
Diversified Financial Services	2.5%	2.3%
Computers & Peripherals	2.5%	2.3%
Health Care Equipment & Supplies	2.4%	2.4%
Software	2.3%	2.6%
Food Products	2.0%	2.4%
Building Products	2.0%	1.9%
Communications Equipment	1.7%	2.3%
Aerospace & Defense	1.5%	0.8%
Oil, Gas & Consumable Fuels	1.4%	1.1%
Professional Services	1.3%	1.3%
Air Freight & Logistics	1.2%	1.1%
Real Estate Management & Development	1.2%	0.7%
Construction Materials	1.0%	1.0%
Consumer Finance	0.9%	1.3%
Distributors	0.9%	1.1%
Road & Rail	0.0%	2.5%
Other(1)	7.0%	7.7%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

        At March 31, 2017 and December 31, 2016, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

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

        As of March 31, 2017 and December 31, 2016, Main Street had no single investment that represented greater than 20% of its total Investment Portfolio at fair value and no single investment whose total assets represented greater than 20% of its total assets. After performing the income test for the three months ended March 31, 2017, Main Street determined that the income from no single investment generated more than 20% of Main Street's total income. After performing the income test for the three months ended March 31, 2016, excluding investments which were fully exited after March 31, 2016, Main Street determined that its income from two of its Control Investments individually generated more than 20% of Main Street's total income, primarily due to the unrealized appreciation that was recognized on the investments during the three months ended March 31, 2016. As such, GRT Rubber Technologies, LLC was considered a significant subsidiary at the 20% level as of March 31, 2016. Additionally, CBT Nuggets, LLC, an unconsolidated portfolio company that was a Control Investment, but which was not majority-owned by Main Street, was also considered a significant subsidiary at the 20% level as of March 31, 2016.

        The following table shows the summarized financial information for CBT Nuggets, LLC:

	As of March 31,	As of December 31,
	2017	2016
	(dollars in thousands)
Balance Sheet Data
Current Assets	$10,789	$7,275
Noncurrent Assets	12,266	13,610
Current Liabilities	18,201	17,883
Noncurrent Liabilities	—	—

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE C—FAIR VALUE HIERARCHY FOR INVESTMENTS AND DEBENTURES—PORTFOLIO COMPOSITION (Continued)

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Summary of Operations
Total Revenue	$10,356	$9,080
Gross Profit	9,218	7,882
Income from Operations	3,524	3,135
Net Income	3,853	3,264

        The following table shows the summarized financial information for GRT Rubber Technologies LLC:

	As of March 31,	As of December 31,
	2017	2016
	(dollars in thousands)
Balance Sheet Data
Current Assets	$9,308	$8,326
Noncurrent Assets	31,209	32,106
Current Liabilities	4,408	2,941
Noncurrent Liabilities	18,250	18,562

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Summary of Operations
Total Revenue	$6,931	$7,000
Gross Profit	1,553	1,694
Income from Operations	402	613
Net Income	(211)	(61)

NOTE D—EXTERNAL INVESTMENT MANAGER

        As discussed further in Note A.1., the External Investment Manager provides investment management and other services to External Parties. The External Investment Manager is accounted for as a portfolio investment of MSCC since the External Investment Manager conducts all of its investment management activities for External Parties.

        During May 2012, Main Street entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income, a non-listed BDC, to

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE D—EXTERNAL INVESTMENT MANAGER (Continued)

provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow it to own a registered investment adviser, Main Street assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on MSCC's ability to meet the source-of-income requirement necessary for it to maintain its RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. Based upon several fee waiver agreements with HMS Income and HMS Adviser, the External Investment Manager did not begin accruing the base management fee and incentive fees, if any, until January 1, 2014. The External Investment Manager has conditionally agreed to waive a limited amount of the incentive fees otherwise earned. During the three months ended March 31, 2017 and 2016, the External Investment Manager earned $2.6 million and $2.3 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser.

        The investment in the External Investment Manager is accounted for using fair value accounting, with the fair value determined by Main Street and approved, in good faith, by Main Street's Board of Directors. Main Street determines the fair value of the External Investment Manager using the Waterfall valuation method under the market approach (see further discussion in Note B.1.). Any change in fair value of the investment in the External Investment Manager is recognized on Main Street's consolidated statement of operations in "Net Change in Unrealized Appreciation (Depreciation)—Portfolio investments."

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

        Main Street shares employees with the External Investment Manager and allocates costs related to such shared employees to the External Investment Manager generally based on a combination of the direct time spent, new investment origination activity and assets under management, depending on the nature of the expense. For the three months ended March 31, 2017 and 2016, Main Street allocated $1.5 million and $1.2 million of total expenses, respectively, to the External Investment Manager. The total contribution of the External Investment Manager to Main Street's net investment income consists of the combination of the expenses allocated to the External Investment Manager and dividend income from the External Investment Manager. For the three months ended March 31, 2017 and 2016, the total contribution to Main Street's net investment income was $2.2 million and $1.9 million, respectively.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE D—EXTERNAL INVESTMENT MANAGER (Continued)

        Summarized financial information from the separate financial statements of the External Investment Manager as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016 is as follows:

	As of March 31,	As of December 31,
	2017	2016
	(dollars in thousands)
Cash	$—	$—
Accounts receivable—HMS Income	2,588	2,496

Total assets	$2,588	$2,496

Accounts payable to MSCC and its subsidiaries	$1,350	$1,635
Dividend payable to MSCC	694	719
Taxes payable	544	142
Equity	—	—

Total liabilities and equity	$2,588	$2,496

	Three Months Ended March 31,
	2017	2016
Management fee income	$2,620	$2,251
Expenses allocated from MSCC or its subsidiaries:
Salaries, share-based compensation and other personnel costs	(919)	(728)
Other G&A expenses	(605)	(426)

Total allocated expenses	(1,524)	(1,154)

Pre-tax income	1,096	1,097
Tax expense	(402)	(399)

Net income	$694	$698

NOTE E—SBIC DEBENTURES

        Due to each of the Funds' status as a licensed SBIC, Main Street has the ability to issue, through the Funds, debentures guaranteed by the SBA up to a maximum amount of $350.0 million through its three existing SBIC licenses. SBIC debentures payable were $240.2 million and $240.0 million at March 31, 2017 and December 31, 2016, respectively. SBIC debentures provide for interest to be paid semiannually, with principal due at the applicable 10-year maturity date of each debenture. During the three months ended March 31, 2017, Main Street issued $25.4 million of SBIC debentures and opportunistically prepaid $25.2 million of existing SBIC debentures as part of an effort to manage the maturity dates of the oldest SBIC debentures, leaving $109.8 million of additional capacity under Main Street's SBIC licenses as of March 31, 2017. As a result of this prepayment, Main Street recognized a realized loss of $5.2 million due to the previously recognized gain recorded as a result of recording the

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE E—SBIC DEBENTURES (Continued)

MSC II debentures at fair value on the date of the acquisition of MSC II. The effect of the realized loss is offset by the reversal of all previously recognized unrealized depreciation due to fair value adjustments since the date of the acquisition. Main Street expects to issue new SBIC debentures under the SBIC program in the future in an amount up to the regulatory maximum amount of $350.0 million for affiliated SBIC funds. The weighted-average annual interest rate on the SBIC debentures was 3.8% and 4.1% as of March 31, 2017 and December 31, 2016, respectively. The first principal maturity due under the existing SBIC debentures is in 2019 and the weighted-average remaining duration as of March 31, 2017 was approximately 5.7 years. For each of the three months ended March 31, 2017 and 2016, Main Street recognized interest expense attributable to the SBIC debentures of $2.5 million. Main Street has incurred upfront leverage and other miscellaneous fees of approximately 3.4% of the debenture principal amount. In accordance with SBA regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA.

        As of March 31, 2017, the recorded value of the SBIC debentures was $239.4 million which consisted of (i) $49.2 million recorded at fair value, or $0.8 million less than the $50.0 million par value of the SBIC debentures issued in MSC II, (ii) $149.8 million recorded at par value and held in MSMF and (iii) $40.4 million recorded at par value and held in MSC III. As of March 31, 2017, if Main Street had adopted the fair value option under ASC 825 for all of its SBIC debentures, Main Street estimates the fair value of its SBIC debentures would be approximately $228.4 million, or $11.8 million less than the $240.2 million face value of the SBIC debentures.

NOTE F—CREDIT FACILITY

        Main Street maintains the Credit Facility to provide additional liquidity to support its investment and operational activities. The Credit Facility includes total commitments of $555.0 million from a diversified group of fourteen lenders and matures in September 2021. The Credit Facility also contains an accordion feature which allows Main Street to increase the total commitments under the facility to up to $750.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

        Borrowings under the Credit Facility bear interest, subject to Main Street's election, on a per annum basis at a rate equal to the applicable LIBOR rate (0.98% as of March 31, 2017) plus (i) 1.875% (or the applicable base rate (Prime Rate of 4.00% as of March 31, 2017) plus 0.875%) as long as Main Street maintains an investment grade rating and meets certain agreed upon excess collateral and maximum leverage requirements, (ii) 2.0% (or the applicable base rate plus 1.0%) if Main Street maintains an investment grade rating but does not meet certain excess collateral and maximum leverage requirements or (iii) 2.25% (or the applicable base rate plus 1.25%) if Main Street does not maintain an investment grade rating. Main Street pays unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio of at least 1.5 to 1.0 and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2021, and

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE F—CREDIT FACILITY (Continued)

contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval.

        At March 31, 2017, Main Street had $288.0 million in borrowings outstanding under the Credit Facility. As of March 31, 2017, if Main Street had adopted the fair value option under ASC 825 for its Credit Facility, Main Street estimates its fair value would approximate its recorded value. Main Street recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs, of $2.5 million and $2.1 million, respectively, for the three months ended March 31, 2017 and 2016. As of March 31, 2017, the interest rate on the Credit Facility was 2.7%. The average interest rate for the three months ended March 31, 2017 was 2.7%. As of March 31, 2017, Main Street was in compliance with all financial covenants of the Credit Facility.

NOTE G—NOTES

  6.125% Notes

        In April 2013, Main Street issued $92.0 million, including the underwriters full exercise of their option to purchase additional principal amounts to cover over-allotments, in aggregate principal amount of 6.125% Notes due 2023 (the "6.125% Notes"). The 6.125% Notes are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 6.125% Notes; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 6.125% Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at Main Street's option on or after April 1, 2018. The 6.125% Notes bear interest at a rate of 6.125% per year payable quarterly on January 1, April 1, July 1 and October 1 of each year. The total net proceeds to Main Street from the 6.125% Notes, after underwriting discounts and estimated offering expenses payable by Main Street, were approximately $89.0 million. Main Street has listed the 6.125% Notes on the New York Stock Exchange under the trading symbol "MSCA." Main Street may from time to time repurchase the 6.125% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of March 31, 2017, the outstanding balance of the 6.125% Notes was $90.7 million. As of March 31, 2017, if Main Street had adopted the fair value option under ASC 825 for the 6.125% Notes, Main Street estimates the fair value would be approximately $94.3 million. Main Street recognized interest expense related to the 6.125% Notes, including amortization of deferred loan costs, of $1.5 million for each of the three months ended March 31, 2017 and 2016.

        The indenture governing the 6.125% Notes (the "6.125% Notes Indenture") contains certain covenants, including covenants requiring Main Street's compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 6.125% Notes and the Trustee if Main Street ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 6.125% Notes Indenture. As of March 31, 2017, Main Street was in compliance with these covenants.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE G—NOTES (Continued)

  4.50% Notes

        In November 2014, Main Street issued $175.0 million in aggregate principal amount of 4.50% unsecured notes due 2019 (the "4.50% Notes") at an issue price of 99.53%. The 4.50% Notes are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 4.50% Notes; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes mature on December 1, 2019, and may be redeemed in whole or in part at any time at Main Street's option subject to certain make-whole provisions. The 4.50% Notes bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. The total net proceeds from the 4.50% Notes, resulting from the issue price and after underwriting discounts and estimated offering expenses payable by us, were approximately $171.2 million. Main Street may from time to time repurchase the 4.50% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of March 31, 2017, the outstanding balance of the 4.50% Notes was $175.0 million. As of March 31, 2017, if Main Street had adopted the fair value option under ASC 825 for the 4.50% Notes, Main Street estimates its fair value would be approximately $176.1 million. Main Street recognized interest expense related to the 4.50% Notes, including amortization of deferred loan costs, of $2.1 million for each of the three months ended March 31, 2017 and 2016.

        The indenture governing the 4.50% Notes (the "4.50% Notes Indenture") contains certain covenants, including covenants requiring Main Street's compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 4.50% Notes and the Trustee if Main Street ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 4.50% Notes Indenture. As of March 31, 2017, Main Street was in compliance with these covenants.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE H—FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,
	2017	2016
Per Share Data:
NAV at the beginning of the period	$22.10	$21.24
Net investment income(1)	0.57	0.54
Net realized gain (loss)(1)(2)	0.41	0.27
Net change in net unrealized depreciation(1)(2)	(0.30)	(0.52)
Income tax benefit (provision)(1)(2)	(0.11)	0.04

Net increase in net assets resulting from operations(1)	0.57	0.33
Dividends paid from net investment income	(0.21)	(0.54)
Distributions from capital gains	(0.35)	—

Total dividends paid	(0.56)	(0.54)
Accretive effect of stock offerings (issuing shares above NAV per share)	0.26	0.06
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.01	0.02
Other(3)	0.06	0.07

NAV at the end of the period	$22.44	$21.18

Market value at the end of the period	$38.27	$31.35
Shares outstanding at the end of the period	55,423,375	50,846,000

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

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
NAV at end of period	$1,243,934	$1,076,998
Average NAV	$1,222,708	$1,073,946
Average outstanding debt	$825,155	$772,183
Ratio of total expenses, including income tax expense, to average NAV(1)(2)	1.83%	1.17%
Ratio of operating expenses to average NAV(2)(3)	1.37%	1.38%
Ratio of operating expenses, excluding interest expense, to average NAV(2)(3)	0.66%	0.62%
Ratio of net investment income to average NAV(2)	2.55%	2.53%
Portfolio turnover ratio(2)	8.97%	5.03%
Total investment return(2)(4)	5.64%	9.85%
Total return based on change in NAV(2)(5)	2.62%	1.57%

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE I—DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

        Main Street paid regular monthly dividends of $0.185 per share for each month of January through March 2017, totaling $30.4 million, or $0.555 per share, for the three months ended March 31, 2017. The first quarter 2017 regular monthly dividends represent a 2.8% increase from the regular monthly dividends paid per share for the first quarter of 2016. For the three months ended March 31, 2016, Main Street paid total regular monthly dividends of $27.2 million, or $0.540 per share.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE I—DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME (Continued)

        Listed below is a reconciliation of "Net increase in net assets resulting from operations" to taxable income and to total distributions declared to common stockholders for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
	(estimated, dollars in thousands)
Net increase in net assets resulting from operations	$31,450	$16,812
Book tax difference from share-based compensation expense	1,265	1,589
Net change in net unrealized depreciation	16,426	26,218
Income tax provision (benefit)	5,638	(2,263)
Pre-tax book (income) loss not consolidated for tax purposes	(6,468)	(12,365)
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains (losses) and changes in estimates	4,373	(561)

Estimated taxable income(1)	52,684	29,430
Taxable income earned in prior year and carried forward for distribution in current year	42,362	29,683
Taxable income earned prior to period end and carried forward for distribution next period	(74,695)	(40,942)
Dividend payable as of period end and paid in the following period	10,252	9,113

Total distributions accrued or paid to common stockholders	$30,603	$27,284

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE I—DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME (Continued)

        The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in Main Street's consolidated statement of operations. For the three months ended March 31, 2017, Main Street recognized a net income tax provision of $5.6 million, principally consisting of a deferred tax provision of $4.4 million which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries including changes in the loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book-tax differences, as well as a $1.3 million current tax expense which is primarily related to a $0.9 million accrual for excise tax on Main Street's estimated undistributed taxable income, and $0.4 million provision for current U.S. federal income and state taxes. The income tax expense, or benefit, and the related tax assets and liabilities, generated by the Taxable Subsidiaries, if any, are reflected in Main Street's consolidated financial statements. For the three months ended March 31, 2016, Main Street recognized a net income tax benefit of $2.3 million, principally consisting of a deferred tax benefit of $2.6 million which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries including changes in net operating loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book-tax differences, partially offset by a $0.4 million provision for other current taxes which is primarily related to a $0.3 million provision for current U.S. federal income and state taxes, and a $0.1 million accrual for excise tax on Main Street's estimated spillover taxable income.

        The net deferred tax asset at March 31, 2017 and December 31, 2016 was $4.7 million and $9.1 million, respectively, primarily related to loss carryforwards, timing differences in net unrealized appreciation or depreciation and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. In addition, during the three months ended March 31, 2016, Main Street recorded a one-time $1.8 million increase to deferred tax assets for previously unrecognized excess tax benefits associated with share-based compensation due to the early adoption of the new accounting standard ASU 2016-09 (See further discussion in Note B.7.). During the quarter ended March 31, 2017, the Taxable Subsidiaries utilized capital loss carryforwards totaling approximately $8.0 million. As of March 31, 2017, for U.S. federal income tax purposes, the Taxable Subsidiaries had a capital loss carryforward of $6.6 million which, if unused, will expire in taxable year 2021. At March 31, 2017, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward which, if unused, will expire in various taxable years from 2029 through 2037. The timing and manner in which Main Street will utilize any loss carryforwards in any year, or in total, may be limited in the future under the provisions of the Code.

NOTE J—COMMON STOCK

        During November 2015, Main Street commenced a program with certain selling agents through which it can sell shares of its common stock by means of at-the-market offerings from time to time (the "ATM Program"). During the three months ended March 31, 2017, Main Street sold 1,035,286 shares of its common stock at a weighted-average price of $36.86 per share and raised $38.2 million of gross proceeds under the ATM Program. Net proceeds were $37.7 million after commissions to the selling agents on shares sold and offering costs. As of March 31, 2017, 499,500 shares were available for sale under the ATM Program.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE J—COMMON STOCK (Continued)

        During the year ended December 31, 2016, Main Street sold 3,324,646 shares of our common stock at a weighted-average price of $34.17 per share and raised $113.6 million of gross proceeds under the ATM Program. Net proceeds were $112.0 million after commissions to the selling agents on shares sold and offering costs. As of December 31, 2016, sales transactions representing 42,413 shares had not settled and were not included in shares issued and outstanding on the face of the consolidated balance sheet, but were included in the weighted-average shares outstanding in the consolidated statement of operations and in the shares used to calculate net asset value per share.

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

        For the three months ended March 31, 2017, $1.8 million of the total $30.4 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 48,675 newly issued shares. For the three months ended March 31, 2016, $3.3 million of the total $27.2 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 113,631 newly issued shares. The shares disclosed above relate only to Main Street's DRIP and exclude any activity related to broker-managed dividend reinvestment plans.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE L—SHARE-BASED COMPENSATION (Continued)

Equity and Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of March 31, 2017.

Restricted stock authorized under the plan	3,000,000
Less restricted stock granted, net of forfeited shares, during:
Year ended December 31, 2015	(900)
Year ended December 31, 2016	(260,514)
Three months ended March 31, 2017	2,771

Restricted stock available for issuance as of March 31, 2017	2,741,357

        As of March 31, 2017, the following table summarizes the restricted stock issued to Main Street's non-employee directors and the remaining shares of restricted stock available for issuance pursuant to the Main Street Capital Corporation 2015 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election to the board and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period.

Restricted stock authorized under the plan	300,000
Less net restricted stock granted during:
Year ended December 31, 2015	(6,806)
Year ended December 31, 2016	(6,748)

Restricted stock available for issuance as of March 31, 2017	286,446

        For the three months ended March 31, 2017 and 2016, Main Street recognized total share-based compensation expense of $2.3 million and $1.6 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors.

        As of March 31, 2017, there was $9.7 million of total unrecognized compensation expense related to Main Street's non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 1.5 years as of March 31, 2017.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE M—COMMITMENTS AND CONTINGENCIES

        At March 31, 2017, Main Street had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	Amount
Congruent Credit Opportunities Funds
Congruent Credit Opportunities Fund II, LP	$8,488
Congruent Credit Opportunities Fund III, LP	12,131

$20,619
Encap Energy Fund Investments
EnCap Energy Capital Fund VIII, L.P.	$510
EnCap Energy Capital Fund VIII Co-Investors, L.P.	27
EnCap Energy Capital Fund IX, L.P.	1,093
EnCap Energy Capital Fund X, L.P.	6,789
EnCap Flatrock Midstream Fund II, L.P.	5,502
EnCap Flatrock Midstream Fund III, L.P.	4,785

$18,706
Freeport Fund Investments
Freeport First Lien Loan Fund III LP	$6,539
Freeport Financial SBIC Fund LP	1,375

$7,914
Brightwood Capital Fund Investments
Brightwood Capital Fund III, LP	$3,000
Brightwood Capital Fund IV, LP	4,500

$7,500
I-45 SLF LLC	$1,800
EIG Fund Investments	$3,595
LKCM Headwater Investments I, L.P.	$2,500
Dos Rios Partners
Dos Rios Partners, LP	$1,594
Dos Rios Partners - A, LP	506

$2,100

Total equity commitments	$64,734

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE M—COMMITMENTS AND CONTINGENCIES (Continued)

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:
NNE Partners, LLC	$10,208
PT Network, LLC	8,775
Arcus Hunting LLC	4,336
CDHA Management, LLC	3,523
Charps, LLC	3,200
Strike, LLC	2,500
Mid-Columbia Lumber Products, LLC	2,000
Hojeij Branded Foods, LLC	1,643
CapFusion, LLC	1,600
Hawk Ridge Systems, LLC	1,600
Subsea Global Solutions, LLC	1,428
Messenger, LLC	1,417
LaMi Products, LLC	1,397
Gamber-Johnson Holdings, LLC	1,200
NuStep, LLC	1,200
Barfly Ventures, LLC	919
Apex Linen Service, Inc.	800
Mystic Logistics Holdings, LLC	800
Grace Hill, LLC	776
Lamb Ventures, LLC	695
Pardus Oil and Gas, LLC	663
NRI Clinical Research, LLC	600
Jackmont Hospitality, Inc.	593
PPC/SHIFT LLC	500
Jensen Jewelers of Idaho, LLC	500
UniTek Global Services, Inc.	483
Permian Holdco 2, Inc.	116

Total loan commitments	$53,472

Total commitments	$118,206

        Main Street will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facility). Main Street follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. The Company had total unrealized depreciation of $0.1 million on the outstanding unfunded commitments as of March 31, 2017.

        Main Street has an operating lease for its office space in Houston, Texas. Total rent expense incurred by Main Street for each of the three months ended March 31, 2017 and 2016 was $0.1 million.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE M—COMMITMENTS AND CONTINGENCIES (Continued)

        The following table shows future minimum payments under Main Street's operating lease as of March 31, 2017:

For the Years Ended December 31,	Amount
2017	$46
2018	683
2019	749
2020	763
2021	777
Thereafter	4,959

Total	$7,977

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

NOTE N—RELATED PARTY TRANSACTIONS

        As discussed further in Note D, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of Main Street's Investment Portfolio. At March 31, 2017, Main Street had a receivable of approximately $2.0 million due from the External Investment Manager which included approximately $1.3 million related primarily to operating expenses incurred by MSCC or its subsidiaries required to support the External Investment Manager's business and approximately $0.7 million of dividends declared but not paid by the External Investment Manager.

        In November 2015, Main Street's Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the "2015 Deferred Compensation Plan"). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the "2013 Deferred Compensation Plan"). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors' fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of March 31, 2017, $2.8 million of compensation and directors' fees had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $1.7 million was deferred into phantom Main Street stock units, representing 55,938 shares of Main Street's common stock. Including phantom stock units issued through dividend reinvestment, the phantom stock units outstanding as of

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE N—RELATED PARTY TRANSACTIONS (Continued)

March 31, 2017 represented 65,882 shares of Main Street's common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the consolidated statement of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but are included in operating expenses and weighted-average shares outstanding in Main Street's consolidated statement of operations as earned.

NOTE O—SUBSEQUENT EVENTS

        During April 2017, Main Street declared a semi-annual supplemental cash dividend of $0.275 per share payable in June 2017. This supplemental cash dividend is in addition to the previously announced regular monthly cash dividends that Main Street declared for the second quarter of 2017 of $0.185 per share for each of April, May and June 2017.

        In May 2017, Main Street declared regular monthly dividends of $0.185 per share for each month of July, August and September of 2017. These regular monthly dividends equal a total of $0.555 per share for the third quarter of 2017 and represent a 2.8% increase from the regular monthly dividends declared for the third quarter of 2016. Including the semi-annual supplemental dividend declared for June 2017 and the regular monthly dividends declared for the second and third quarters of 2017, Main Street will have paid $20.545 per share in cumulative dividends since its October 2007 initial public offering.

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments in and Advances to Affiliates
Three Months Ended March 31, 2017
(dollars in thousands)
(unaudited)

Company	Investment(1)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2016 Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2017 Fair Value
Majority-owned investments
Café Brazil, LLC	Member Units	$52	$6,040	$—	$140	$5,900

Clad-Rex Steel, LLC	LIBOR Plus 9.50% (Floor 1.00%)	11	396	1	—	397
	LIBOR Plus 9.50% (Floor 1.00%)	375	13,941	5	—	13,946
	Member Units	—	7,280	—	—	7,280
	10% Secured Debt	30	1,190	—	4	1,186
	Member Units	—	210	—	—	210

CMS Minerals Investments	Preferred Member Units	51	3,682	—	411	3,271
	Member Units	63	3,381	—	261	3,120

Gamber-Johnson Holdings, LLC	LIBOR Plus 11.00% (Floor 1.00%)	735	23,846	234	—	24,080
	Member Units	170	18,920	3,160	—	22,080

GRT Rubber Technologies LLC	LIBOR Plus 9.00% (Floor 1.00%)	334	13,274	8	217	13,065
	Member Units	127	20,310	—	—	20,310

Harborside Holdings, LLC	Member Units	—	—	9,400	—	9,400

Hydratec, Inc.	Common Stock	480	15,640	—	—	15,640

IDX Broker, LLC	12.5% Secured Debt	344	10,950	7	307	10,650
	Member Units	68	7,040	1,160	—	8,200

Jensen Jewelers of Idaho, LLC	Prime Plus 6.75% (Floor 2.00%)	108	4,055	4	154	3,905
	Member Units	37	4,460	—	—	4,460

Lamb Ventures, LLC	LIBOR Plus 5.75%	7	—	350	45	305
	11% Secured Debt	209	7,657	—	78	7,579
	Preferred Equity	—	400	—	—	400
	Member Units	40	5,990	200	—	6,190
	9.5% Secured Debt	32	1,170	428	1,170	428
	Member Units	407	1,340	—	380	960

Lighting Unlimited, LLC	8% Secured Debt	29	1,514	—	1,514	—
	Preferred Equity	—	410	24	434	—
	Warrants	—	—	54	54	—
	Member Units	—	—	100	100	—

Mid-Columbia Lumber Products, LLC	10% Secured Debt	44	1,750	—	—	1,750
	12% Secured Debt	117	3,900	—	—	3,900
	Member Units	2	2,480	—	500	1,980
	9.5% Secured Debt	20	836	—	11	825
	Member Units	9	600	620	—	1,220

MSC Adviser I, LLC	Member Units	695	30,617	2,855	—	33,472

Mystic Logistics Holdings, LLC	12% Secured Debt	286	9,176	11	23	9,164
	Common Stock	—	5,780	390	—	6,170

NRP Jones, LLC	8% Current / 4% PIK Secured Debt	419	13,915	139	—	14,054
	Warrants	—	130	—	—	130
	Member Units	—	410	—	—	410

PPL RVs, Inc.	LIBOR Plus 7.00% (Floor 0.50%)	370	17,826	8	—	17,834
	Common Stock	100	11,780	—	—	11,780

Company	Investment(1)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2016 Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2017 Fair Value
Principle Environmental, LLC	12% Secured Debt	122	4,060	—	—	4,060
	12% Current / 2% PIK Secured Debt	118	3,378	16	—	3,394
	Preferred Member Units	—	5,370	953	63	6,260
	Warrants	—	270	50	—	320

Quality Lease Service, LLC	8% PIK Secured Debt	136	7,068	136	—	7,204
	Member Units	—	3,188	1,051	—	4,239

The MPI Group, LLC	9% Secured Debt	66	2,922	—	—	2,922
	Series A Preferred Units	—	—	—	—	—
	Warrants	—	—	—	—	—
	Member Units	35	2,300	90	—	2,390

Uvalco Supply, LLC	9% Secured Debt	18	872	—	116	756
	Member Units	8	4,640	—	333	4,307

Vision Interests, Inc.	13% Secured Debt	91	2,814	—	—	2,814
	Series A Preferred Stock	—	3,000	—	—	3,000
	Common Stock	—	—	—	—	—

Ziegler's NYPD, LLC	6.5% Secured Debt	17	994	—	—	994
	12% Secured Debt	9	300	—	—	300
	14% Secured Debt	96	2,750	—	—	2,750
	Warrants	—	240	—	—	240
	Preferred Member Units	—	4,100	—	—	4,100

Other controlled investments
Access Media Holdings, LLC	5% Current / 5% PIK Secured Debt	563	19,700	282	512	19,470
	Preferred Member Units	—	240	169	189	220
	Member Units	—	—	—	—	—

Ameritech College Operations, LLC	10% Secured Debt	13	514	—	—	514
	13% Secured Debt	16	489	—	—	489
	13% Secured Debt	98	3,025	—	—	3,025
	Preferred Member Units	—	2,291	3,900	3,381	2,810

ASC Interests, LLC	11% Secured Debt	60	2,100	3	53	2,050
	Member Units	—	2,680	60	—	2,740

Bond-Coat, Inc.	12% Secured Debt	357	11,596	9	9	11,596
	Common Stock	—	6,660	940	—	7,600

CBT Nuggets, LLC	Member Units	1,000	55,480	5,140	—	60,620

Charps, LLC	LIBOR Plus 7.00% (Floor 1.00%)	14	—	781	—	781
	12% Secured Debt	630	—	18,220	—	18,220
	Preferred Member Units	—	—	400	—	400

Datacom, LLC	8% Secured Debt	20	900	180	—	1,080
	5.25% Current / 5.25% PIK Secured Debt	313	11,049	441	—	11,490
	Class A Preferred Member Units	—	1,368	51	—	1,419
	Class B Preferred Member Units	—	1,529	332	—	1,861

Garreco, LLC	LIBOR Plus 12.00% (Floor 1.00%)	189	5,219	975	225	5,969
	Member Units	—	1,150	320	—	1,470

Gulf Manufacturing, LLC	9% PIK Secured Debt	17	777	—	—	777
	Member Units	139	8,770	420	—	9,190

Gulf Publishing Holdings, LLC	12.5% Secured Debt	316	9,911	4	—	9,915
	Member Units	—	3,124	336	—	3,460

Harrison Hydra-Gen, Ltd.	Common Stock	—	3,120	—	320	2,800

Hawthorne Customs and Dispatch Services, LLC	Member Units	—	280	—	—	280
	Member Units	48	2,040	—	—	2,040

HW Temps LLC	LIBOR Plus 13.00% (Floor 1.00%)	368	10,500	4	600	9,904
	Preferred Member Units	35	3,940	—	—	3,940

Company	Investment(1)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2016 Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2017 Fair Value
Indianapolis Aviation Partners, LLC	15% Secured Debt	156	3,100	—	—	3,100
	Warrants	—	2,649	61	—	2,710

Marine Shelters Holdings, LLC	12% PIK Secured Debt	—	9,387	—	9,387	—
	Preferred Member Units	—	—	100	100	—

MH Corbin Holding LLC	10% Secured Debt	335	13,197	8	175	13,030
	Preferred Member Units	35	6,000	—	—	6,000

NAPCO Precast, LLC	Prime Plus 2.00% (Floor 7.00%)	63	2,713	2	2	2,713
	18% Secured Debt	181	3,952	3	3	3,952
	Member Units	29	10,920	—	—	10,920

NRI Clinical Research, LLC	LIBOR Plus 6.50% (Floor 1.50%)	10	200	200	—	400
	14% Secured Debt	160	4,261	11	11	4,261
	Warrants	—	680	—	—	680
	Member Units	—	2,462	—	—	2,462

NuStep, LLC	12% Secured Debt	728	—	20,394	—	20,394
	Preferred Member Units	—	—	10,200	—	10,200

OMi Holdings, Inc.	Common Stock	192	13,080	—	—	13,080

Pegasus Research Group, LLC	Member Units	60	8,620	—	180	8,440

River Aggregates, LLC	Zero Coupon Secured Debt	19	627	19	—	646
	Member Units	—	4,600	—	—	4,600
	Member Units	—	2,510	—	—	2,510

SoftTouch Medical Holdings LLC	LIBOR Plus 9.00% (Floor 1.00%)	182	7,140	4	4	7,140
	Member Units	155	9,170	—	—	9,170

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period		—	—	—	—	—

		$12,988	$594,282	$85,423	$21,466	$658,239

Affiliate Investments
AFG Capital Group, LLC	Warrants	$—	$670	$20	$—	$690
	Member Units	7	2,750	100	—	2,850

Barfly Ventures, LLC	12% Secured Debt	235	5,827	1,808	—	7,635
	Options	—	490	—	—	490
	Warrants	—	280	—	—	280

BBB Tank Services, LLC	LIBOR Plus 9.50% (Floor 1.00%)	21	797	—	—	797
	15% Secured Debt	152	3,991	1	—	3,992
	Member Units	—	800	—	—	800

Boss Industries, LLC	Preferred Member Units	89	2,800	120	—	2,920

Bridge Capital Solutions Corporation	13% Secured Debt	307	5,610	63	—	5,673
	Warrants	—	3,370	—	—	3,370
	13% Secured Debt	33	1,000	—	—	1,000
	Preferred Member Units	25	1,000	—	—	1,000

Buca C, LLC	LIBOR Plus 7.25% (Floor 1.00%)	494	22,671	21	1,634	21,058
	Preferred Member Units	57	4,660	58	728	3,990

CAI Software LLC	12% Secured Debt	110	3,683	3	203	3,483
	Member Units	30	2,480	100	—	2,580

CapFusion, LLC	13% Secured Debt	518	13,202	50	—	13,252
	Warrants	—	1,200	—	—	1,200

Chandler Signs Holdings, LLC	12% Secured Debt	137	4,500	2	2	4,500
	Class A Units	63	3,240	—	—	3,240

Company	Investment(1)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2016 Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2017 Fair Value
Condit Exhibits, LLC	Member Units	11	1,840	—	—	1,840

Congruent Credit Opportunities Funds	LP Interests (Fund II)	—	1,518	—	141	1,377
	LP Interests (Fund III)	320	16,181	2,396	—	18,577

Daseke, Inc.	12% Current / 2.5% PIK Secured Debt	676	21,799	255	22,054	—
	Common Stock	—	24,063	—	24,063	—

Dos Rios Partners	LP Interests (Dos Rios Partners, LP)	—	4,925	704	—	5,629
	LP Interests (Dos Rios Partners—A, LP)	—	1,444	207	—	1,651

Dos Rios Stone Products LLC	Class A Units	—	2,070	—	—	2,070

East Teak Fine Hardwoods, Inc.	Common Stock	29	860	—	110	750

East West Copolymer & Rubber, LLC	12% Current / 2% PIK Secured Debt	—	8,630	—	6,390	2,240
	Warrants	—	—	—	—	—

EIG Fund Investments	LP Interests (EIG Global Private Debt fund-A, L.P.)	45	2,804	352	1,690	1,466
	LP Interests (EIG Traverse Co-Investment, L.P.)	263	9,905	68	—	9,973

Freeport Financial Fund Investments	LP Interests (Freeport Financial SBIC	102	5,620	55	—	5,675
	Fund LP)
	LP Interests (Freeport First Lien Loan	195	4,763	2,796	52	7,507
	Fund III LP)

Gault Financial, LLC (RMB Capital, LLC)	10.5% Secured Debt	326	11,079	1,017	146	11,950
	Warrants	—	—	—	—	—

Glowpoint, Inc.	12% Secured Debt	274	3,997	9	996	3,010
	Common Stock	—	2,080	190	—	2,270

Guerdon Modular Holdings, Inc.	13% Secured Debt	357	10,594	9	—	10,603
	Preferred Stock	—	1,140	—	—	1,140
	Common Stock	—	80	—	—	80

Hawk Ridge Systems, LLC	10% Secured Debt	255	9,901	4	—	9,905
	Preferred Member Units	150	2,850	—	—	2,850
	Preferred Member Units	—	150	—	—	150

Houston Plating and Coatings, LLC	Member Units	1	4,000	230	—	4,230

I-45 SLF LLC	Member Units	691	14,586	1,321	—	15,907

Indianhead Pipeline Services, LLC	12% Secured Debt	727	5,079	563	225	5,417
	Preferred Member Units	98	2,677	98	—	2,775
	Warrants	—	—	—	—	—
	Member Units	—	—	—	—	—

KBK Industries, LLC	10% Secured Debt	31	1,250	100	175	1,175
	12.5% Secured Debt	188	5,889	3	—	5,892
	Member Units	—	2,780	—	—	2,780

L.F. Manufacturing Holdings, LLC	Member Units	—	1,380	—	—	1,380

OnAsset Intelligence, Inc.	12% PIK Secured Debt	136	4,519	135	—	4,654
	Preferred Stock	—	—	—	—	—
	Warrants	—	—	—	—	—

OPI International Ltd.	10% Unsecured Debt	12	473	—	—	473
	Common Stock	—	1,600	—	1,220	380

PCI Holding Company, Inc.	12% Secured Debt	400	13,000	10	10	13,000
	Preferred Stock	172	5,370	170	—	5,540

Company	Investment(1)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2016 Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2017 Fair Value
Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	12% Secured Debt	—	250	—	—	250
	Preferred Member Units	—	—	—	—	—

Tin Roof Acquisition Company	12% Secured Debt	417	13,385	16	169	13,232
	Class C Preferred Stock	68	2,738	69	—	2,807

UniTek Global Services, Inc.	LIBOR Plus 7.50% (Floor 1.00%)	113	5,021	1	1	5,021
	LIBOR Plus 8.50% (Floor 1.00%)	22	824	2	—	826
	15% PIK Unsecured Debt	30	745	28	—	773
	Preferred Stock	434	6,410	434	224	6,620
	Common Stock	—	3,010	—	200	2,810

Universal Wellhead Services Holdings, LLC	Preferred Member Units	—	720	—	—	720
	Member Units	—	610	—	—	610

Valley Healthcare Group, LLC	LIBOR Plus 12.50% (Floor 0.50%)	433	12,844	6	100	12,750
	Preferred Member Units	—	1,600	—	—	1,600

Volusion, LLC	11.5% Secured Debt	645	15,298	141	—	15,439
	Preferred Member Units	—	14,000	—	—	14,000
	Warrants	—	2,576	—	126	2,450

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period		—	—	—	—	—

		$9,899	$375,948	$13,735	$60,659	$329,024

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

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information in this section contains forward-looking statements that involve risks and uncertainties. Please see "Risk Factors" and "Cautionary Statement Concerning Forward-Looking Statements" in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (the "SEC") on February 24, 2017, for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the consolidated financial statements and related notes and other financial information included in the Annual Report on Form 10-K for the year ended December 31, 2016.

ORGANIZATION

        Main Street Capital Corporation ("MSCC") is a principal investment firm primarily focused on providing customized debt and equity financing to lower middle market ("LMM") companies and debt capital to middle market ("Middle Market") companies. The portfolio investments of MSCC and its consolidated subsidiaries are typically made to support management buyouts, recapitalizations, growth financings, refinancings and acquisitions of companies that operate in a variety of industry sectors. MSCC seeks to partner with entrepreneurs, business owners and management teams and generally provides "one stop" financing alternatives within its LMM portfolio. MSCC and its consolidated subsidiaries invest primarily in secured debt investments, equity investments, warrants and other securities of LMM companies based in the United States and in secured debt investments of Middle Market companies generally headquartered in the United States.

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

        MSC Adviser I, LLC (the "External Investment Manager") was formed in November 2013 as a wholly owned subsidiary of MSCC to provide investment management and other services to parties other than MSCC and its subsidiaries or their portfolio companies ("External Parties") and receives fee income for such services. MSCC has been granted no-action relief by the Securities and Exchange Commission ("SEC") to allow the External Investment Manager to register as a registered investment adviser under the Investment Advisers Act of 1940, as amended. Since the External Investment Manager conducts all of its investment management activities for External Parties, it is accounted for as a portfolio investment of MSCC and is not included as a consolidated subsidiary of MSCC in MSCC's consolidated financial statements.

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

        The following tables provide a summary of our investments in the LMM, Middle Market and Private Loan portfolios as of March 31, 2017 and December 31, 2016 (this information excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of March 31, 2017
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	73	69	49
Fair value	$886.6	$568.8	$384.2
Cost	$772.1	$588.9	$403.7
% of portfolio at cost—debt	67.6%	96.9%	94.0%
% of portfolio at cost—equity	32.4%	3.1%	6.0%
% of debt investments at cost secured by first priority lien	96.1%	88.8%	90.2%
Weighted-average annual effective yield(b)	12.2%	8.6%	9.6%
Average EBITDA(c)	$4.6	$95.5	$24.8

(a)
At March 31, 2017, we had equity ownership in approximately 99% of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 37%.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of March 31, 2017, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares of our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

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

	As of December 31, 2016
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	73	78	46
Fair value	$892.6	$630.6	$342.9
Cost	$760.3	$646.8	$357.7
% of portfolio at cost—debt	69.1%	97.2%	93.5%
% of portfolio at cost—equity	30.9%	2.8%	6.5%
% of debt investments at cost secured by first priority lien	92.1%	89.1%	89.0%
Weighted-average annual effective yield(b)	12.5%	8.5%	9.6%
Average EBITDA(c)	$5.9	$98.6	$22.7

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

        As of March 31, 2017, we had Other Portfolio investments in ten companies, collectively totaling approximately $106.3 million in fair value and approximately $111.8 million in cost basis and which comprised approximately 5.4% of our Investment Portfolio (as defined in "—Critical Accounting Policies—Basis of Presentation" below) at fair value. As of December 31, 2016, we had Other Portfolio investments in ten companies, collectively totaling approximately $100.3 million in fair value and approximately $107.1 million in cost basis and which comprised approximately 5.0% of our Investment Portfolio at fair value.

        As previously discussed, the External Investment Manager is a wholly owned subsidiary that is treated as a portfolio investment. As of March 31, 2017, there was no cost basis in this investment and the investment had a fair value of approximately $33.5 million, which comprised approximately 1.7% of our Investment Portfolio at fair value. As of December 31, 2016, there was no cost basis in this investment and the investment had a fair value of approximately $30.6 million, which comprised approximately 1.5% of our Investment Portfolio at fair value.

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

        Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio. For the three months ended March 31, 2017 and 2016, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.6% and 1.4%, respectively, on an annualized basis.

        During May 2012, we entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income, a non-listed BDC, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow us to own a registered investment adviser, we assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on our ability to meet the source-of-income requirement necessary for us to maintain our RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. Based upon several fee waiver agreements with HMS Income and HMS Adviser, the External Investment Manager did not begin accruing the base management fee and incentive fees, if any, until January 1, 2014. The External Investment Manager has conditionally agreed to waive a limited amount of the incentive fees otherwise earned. During the three months ended March 31, 2017 and 2016, the External Investment Manager earned $2.6 million and $2.3 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser.

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

CRITICAL ACCOUNTING POLICIES

  Basis of Presentation

        Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For each of the periods presented herein, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of our investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments, and the investment in the External Investment Manager. Our results of operations and cash flows for the three months ended March 31, 2017 and 2016, and financial position as of March 31, 2017 and December 31, 2016, are presented on a consolidated basis. The effects of all intercompany transactions between us and our consolidated subsidiaries have been eliminated in consolidation.

        Our accompanying unaudited consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2017 and 2016 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

        Under regulations pursuant to Article 6 of Regulation S-X applicable to BDCs and Accounting Standards Codification ("ASC") 946, Financial Services—Investment Companies ("ASC 946"), we are precluded from consolidating other entities in which we have equity investments, including those in which we have a controlling interest, unless the other entity is another investment company. An exception to this general principle in ASC 946 occurs if we hold a controlling interest in an operating company that provides all or substantially all of its services directly to us or to any of our portfolio companies. Accordingly, as noted above, our consolidated financial statements include the financial position and operating results for the Funds and the Taxable Subsidiaries. We have determined that all of our portfolio investments do not qualify for this exception, including the investment in the External Investment Manager. Therefore, our Investment Portfolio is carried on the consolidated balance sheet at fair value with any adjustments to fair value recognized as "Net Change in Unrealized Appreciation (Depreciation)" on the consolidated statements of operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a "Net Realized Gain (Loss)."

  Investment Portfolio Valuation

        The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. As of March 31, 2017 and December 31, 2016, our Investment Portfolio valued at fair value represented approximately 95% and 96% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of Financial Accounting Standards Board ("FASB") ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See "Note B.1.—Valuation of the Investment Portfolio"

in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

        Our Board of Directors has the final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our Investment Portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our Investment Portfolio as of March 31, 2017 and December 31, 2016 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

  Revenue Recognition

  Interest and Dividend Income

        We record interest and dividend income on the accrual basis to the extent amounts are expected to be collected. Dividend income is recorded as dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. In accordance with our valuation policies, we evaluate accrued interest and dividend income periodically for collectability. When a loan or debt security becomes 90 days or more past due, and if we otherwise do not expect the debtor to be able to service all of its debt or other obligations, we will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security's status significantly improves regarding the debtor's ability to service the debt or other obligations, or if a loan or debt security is sold or written off, we remove it from non-accrual status.

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

  Payment-in-Kind ("PIK") Interest and Cumulative Dividends

        We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such

PIK interest and dividends in arrears are no longer collectible. For the three months ended March 31, 2017 and 2016, (i) approximately 3.4% and 3.1%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.8% and 0.8%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.

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

        Our external asset management business is conducted through the External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. We have entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with HMS Income. Through this agreement, we share employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. In the first quarter of 2014, we began allocating costs to the External Investment Manager pursuant to the sharing agreement. Our total expenses for the three months ended March 31, 2017 and 2016 are net of expenses allocated to the External Investment Manager of $1.5 million and $1.2 million, respectively. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses allocated to the External Investment Manager and dividend income from the External Investment

Manager. For the three months ended March 31, 2017 and 2016, the total contribution to our net investment income was $2.2 million and $1.9 million, respectively.

        The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments as of March 31, 2017 and December 31, 2016 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	March 31, 2017	December 31, 2016
First lien debt	76.6%	76.1%
Equity	15.6%	14.5%
Second lien debt	6.2%	7.7%
Equity warrants	1.0%	1.1%
Other	0.6%	0.6%

	100.0%	100.0%

Fair Value:	March 31, 2017	December 31, 2016
First lien debt	69.6%	68.7%
Equity	23.2%	22.6%
Second lien debt	5.8%	7.2%
Equity warrants	0.8%	0.9%
Other	0.6%	0.6%

	100.0%	100.0%

        Our LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments carry a number of risks including: (1) investing in companies which may have limited operating histories and financial resources; (2) holding investments that generally are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment grade debt and equity investments in our Investment Portfolio. Please see "Risk Factors—Risks Related to Our Investments" contained in our Form 10-K for the fiscal year ended December 31, 2016 and "Risk Factors" below for a more complete discussion of the risks involved with investing in our Investment Portfolio.

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

        The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017		As of December 31, 2016
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in thousands)
1	$241,988	27.3%	$253,420	28.4%
2	195,294	22.0%	258,085	28.9%
3	354,367	40.0%	294,807	33.0%
4	82,485	9.3%	75,433	8.5%
5	12,425	1.4%	10,847	1.2%

Total	$886,559	100.0%	$892,592	100.0%

        Based upon our investment rating system, the weighted-average rating of our LMM portfolio was approximately 2.4 and 2.3 as of March 31, 2017 and December 31, 2016, respectively.

        As of March 31, 2017, our total Investment Portfolio had five investments on non-accrual status, which comprised approximately 0.2% of its fair value and 2.7% of its cost. As of December 31, 2016, our total Investment Portfolio had four investments on non-accrual status, which comprised approximately 0.6% of its fair value and 3.0% of its cost.

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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

  Comparison of the three months ended March 31, 2017 and March 31, 2016

	Three Months Ended March 31,		Net Change
	2017	2016	Amount	%
	(dollars in thousands)
Total investment income	$47,889	$42,006	$5,883	14%
Total expenses	(16,723)	(14,842)	(1,881)	13%

Net investment income	31,166	27,164	4,002	15%
Net realized gain from investments	27,565	13,603	13,962
Net realized loss from SBIC debentures	(5,217)	—	(5,217)
Net change in net unrealized appreciation (depreciation) from:
Portfolio investments	(22,091)	(27,529)	5,438
SBIC debentures and marketable securities and idle funds	5,665	1,311	4,354

Total net change in net unrealized depreciation	(16,426)	(26,218)	9,792
Income tax benefit (provision)	(5,638)	2,263	(7,901)

Net increase in net assets resulting from operations	$31,450	$16,812	$14,638	87%

	Three Months Ended March 31,		Net Change
	2017	2016	Amount	%
	(dollars in thousands, except per share amounts)
Net investment income	$31,166	$27,164	$4,002	15%
Share-based compensation expense	2,269	1,589	680	43%

Distributable net investment income(a)	$33,435	$28,753	$4,682	16%

Net investment income per share—Basic and diluted	$0.57	$0.54	$0.03	6%

Distributable net investment income per share—Basic and diluted(a)	$0.61	$0.57	$0.04	7%

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

  Investment Income

        For the three months ended March 31, 2017, total investment income was $47.9 million, a 14% increase over the $42.0 million of total investment income for the corresponding period of 2016. This comparable period increase was principally attributable to (i) a $6.3 million increase in interest income primarily related to higher average levels of portfolio debt investments and increased activities involving existing Investment Portfolio debt investments and (ii) a $0.4 million increase in fee income, partially offset by a $0.6 million decrease in dividend income from Investment Portfolio equity investments. The $5.9 million increase in total investment income in the three months ended March 31, 2017 includes an increase of $2.7 million related to higher accelerated prepayment, repricing and other activity for certain Investment Portfolio debt investments when compared to the same period in 2016.

  Expenses

        For the three months ended March 31, 2017, total expenses increased to $16.7 million from $14.8 million for the corresponding period of 2016. This comparable period increase in operating expenses was principally attributable to (i) a $0.7 million increase in share-based compensation expense, (ii) a $0.6 million increase in compensation expense related to increases in the number of personnel, base compensation levels and incentive compensation accruals, (iii) a $0.5 million increase in general and administrative expenses, primarily related to non-recurring professional fees and other expenses incurred on certain potential new portfolio investment opportunities which were terminated during the due diligence and legal documentation processes, and (iv) a $0.4 million increase in interest expense, primarily due to the higher average interest rate and balance outstanding on our Credit Facility in the three months ended March 31, 2017, with these increases partially offset by a $0.4 million increase in the expenses allocated to the External Investment Manager, in each case when compared to the same period in the prior year. For the three months ended March 31, 2017, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.6% on an annualized basis, compared to 1.4% on an annualized basis for the three months ended March 31, 2016 and 1.5% for the year ended December 31, 2016.

  Net Investment Income

        Net investment income for the three months ended March 31, 2017 was $31.2 million, or a 15% increase, compared to net investment income of $27.2 million for the corresponding period of 2016. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses as discussed above.

  Distributable Net Investment Income

        For the three months ended March 31, 2017, distributable net investment income increased 16% to $33.4 million, or $0.61 per share, compared with $28.8 million, or $0.57 per share, in the corresponding period of 2016. The increase in distributable net investment income was primarily due to the higher level of total investment income, partially offset by higher operating expenses both as discussed above. Distributable net investment income on a per share basis for the three months ended March 31, 2017 reflects (i) an increase of approximately $0.05 per share from the comparable period in 2016 attributable to the net increase in the comparable levels of accelerated prepayment, repricing and other activity for certain Investment Portfolio debt investments and (ii) a greater number of average shares outstanding compared to the corresponding period in 2016 primarily due to shares issued through the ATM Program (as defined in "—Liquidity and Capital Resources—Capital Resources" below).

  Net Increase in Net Assets Resulting from Operations

        The net increase in net assets resulting from operations during the three months ended March 31, 2017 was $31.5 million, or $0.57 per share, compared with $16.8 million, or $0.33 per share, during the three months ended March 31, 2016. This $14.6 million increase from the same period in the prior year was primarily the result of (i) a $14.0 million increase in the net realized gain (loss) from investments, (ii) a $9.8 million improvement in net change in unrealized appreciation (depreciation) from portfolio investments and SBIC debentures, including accounting reversals relating to realized gains (losses), from net unrealized depreciation of $26.2 million for the three months ended March 31, 2016 to a net unrealized depreciation of $16.4 million for the three months ended March 31, 2017, and (iii) a $4.0 million increase in net investment income as discussed above, partially offset by (i) a $5.2 million realized loss on the repayment of SBIC debentures outstanding at MSC II which had previously been accounted for on the fair value method of accounting and (ii) a $7.9 million increase in the income tax provision from an income tax benefit of $2.3 million for the three months ended March 31, 2016 to an income tax provision of $5.6 million for the three months ended March 31, 2017. The net realized gain from investments of $27.6 million for the three months ended March 31, 2017 was primarily the result of (i) the net realized gain of $22.3 million on the exit of two LMM investments, (ii) the realized gain of $2.6 million on the exit of one Private Loan investment and (iii) the net realized gain of $2.5 million due to activity in our Other Portfolio. The realized loss of $5.2 million on the repayment of SBIC debentures is related to the previously recognized bargain purchase gain resulting from recording the MSC II debentures at fair value on the date of the acquisition of MSC II in 2010. The effect of the realized loss is offset by the reversal of all previously recognized unrealized depreciation on these SBIC debentures due to fair value adjustments since the date of the acquisition.

        The following table provides a summary of the total net unrealized depreciation of $16.4 million for the three months ended March 31, 2017:

	Three Months Ended March 31, 2017
	LMM(a)	Middle Market	Private Loan	Other(b)	Total
	(dollars in millions)
Accounting reversals of net unrealized appreciation recognized in prior periods due to net realized gains recognized during period	$(20.0)	$(1.8)	$(1.4)	$(1.1)	$(24.3)
Net unrealized appreciation (depreciation) relating to portfolio investments	2.2	(2.0)	(3.3)	5.3	2.2

Total net change in unrealized appreciation (depreciation) relating to portfolio investments	$(17.8)	$(3.8)	$(4.7)	$4.2	$(22.1)

Net unrealized appreciation relating to SBIC debentures(c)					5.7

Total net change in unrealized depreciation					$(16.4)

(a)
LMM includes unrealized appreciation on 22 LMM portfolio investments and unrealized depreciation on 15 LMM portfolio investments.

(b)
Other includes $2.9 million of unrealized appreciation relating to the External Investment Manager and $2.4 million of net unrealized appreciation relating to the Other Portfolio.

(c)
Relates to unrealized appreciation on the SBIC debentures held by MSC II which are accounted for on a fair value basis and includes $6.0 million of accounting reversals resulting from the reversal of previously recognized unrealized depreciation recorded since the date of acquisition of MSC II on the debentures repaid due to fair value adjustments since such date, partially offset by $0.3 million of current period unrealized depreciation on the remaining SBIC debentures.

        The income tax provision for the three months ended March 31, 2017 of $5.6 million principally consisted of a deferred tax provision of $4.4 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in net operating loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences, as well as other current tax expense of $1.3 million related to (i) a $0.9 million accrual for excise tax on our estimated undistributed taxable income and (ii) other current tax expense of $0.4 million related to accruals for U.S. federal and state income taxes.

  Liquidity and Capital Resources

  Cash Flows

        For the three months ended March 31, 2017, we experienced a net increase in cash and cash equivalents in the amount of approximately $9.1 million, which is the result of approximately $55.8 million of cash provided by our operating activities and approximately $46.6 million of cash used by financing activities.

        During the period, we generated $55.8 million of cash from our operating activities, which resulted primarily from (i) cash flows we generated from the operating profits earned through our operating activities totaling $26.9 million, which is our $33.4 million of distributable net investment income, excluding the non-cash effects of the accretion of unearned income of $4.7 million, payment-in-kind interest income of $1.6 million, cumulative dividends of $0.9 million and the amortization expense for deferred financing costs of $0.7 million, (ii) cash uses totaling $192.6 million consisting of (a) $186.9 million from the funding of new portfolio company investments and settlement of accruals for portfolio investments existing as of December 31, 2016, (b) $4.1 million related to decreases in payables and accruals and (c) $1.6 million related to increases in other assets and (iii) cash proceeds totaling $221.5 million which resulted from the sales and repayments of debt investments and sales of and return on capital of equity investments.

        During the three months ended March 31, 2017, $46.6 million in cash was used in financing activities, which principally consisted of (i) $28.6 million in cash dividends paid to stockholders, (ii) $55.0 million in net repayments on the Credit Facility, (iii) $25.2 million in repayment of SBIC debentures, (iv) $0.6 million for payment of deferred loan costs, SBIC debenture fees and other costs and (v) $0.3 million for purchases of vested restricted stock from employees to satisfy their tax withholding requirements upon the vesting of such restricted stock, partially offset by (i) $37.7 million in net cash proceeds from the ATM Program (described below) and (ii) $25.4 million in cash proceeds from issuance of SBIC debentures.

  Capital Resources

        As of March 31, 2017, we had $33.6 million in cash and cash equivalents and $267.0 million of unused capacity under the Credit Facility, which we maintain to support our investment and operating activities. As of March 31, 2017, our net asset value totaled $1,243.9 million, or $22.44 per share.

        The Credit Facility, which provides additional liquidity to support our investment and operational activities, provides for commitments of $555.0 million from a diversified group of fourteen lenders and matures in September 2021. The Credit Facility also contains an accordion feature which allows us to increase the total commitments under the facility to up to $750.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

        Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis at a rate equal to the applicable LIBOR rate (0.98% as of March 31, 2017) plus (i) 1.875% (or the applicable base rate (Prime Rate of 4.00% as of March 31, 2017) plus 0.875%) as long as we maintain an investment grade rating and meet certain agreed upon excess collateral and maximum leverage requirements, (ii) 2.0% (or the applicable base rate plus 1.0%) if we maintain an investment grade rating but do not meet certain excess collateral and maximum leverage requirements or (iii) 2.25% (or the applicable base rate plus 1.25%) if we do not maintain an investment grade rating. We pay unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio of at least 1.5 to 1.0 and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2021, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval. As of March 31, 2017, we had $288.0 million in borrowings outstanding under the Credit Facility, the interest rate on the Credit Facility was 2.7% and we were in compliance with all financial covenants of the Credit Facility.

        Due to each of the Funds' status as a licensed SBIC, we have the ability to issue, through the Funds, debentures guaranteed by the SBA at favorable interest rates and favorable terms and conditions up to a maximum amount of $350.0 million through our three existing SBIC licenses. During the three months ended March 31, 2017, we issued $25.4 million of SBIC debentures and opportunistically prepaid $25.2 million of our existing SBIC debentures as part of an effort to manage the maturity dates of our oldest SBIC debentures, leaving $109.8 million of remaining capacity under our SBIC licenses. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semiannually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. Main Street expects to issue new SBIC debentures under the SBIC program in the future in an amount up to the regulatory maximum amount of $350.0 million for affiliated SBIC funds. On March 31, 2017, through our three wholly owned SBICs, we had $240.2 million of outstanding SBIC debentures guaranteed by the SBA, which bear a weighted-average annual fixed interest rate of approximately 3.8%, paid semiannually, and mature ten years from issuance. The first maturity related to our SBIC debentures occurs in 2019, and the weighted-average remaining duration is approximately 5.7 years as of March 31, 2017.

        In April 2013, we issued $92.0 million, including the underwriters' full exercise of their over-allotment option, in aggregate principal amount of the 6.125% Notes (the "6.125% Notes"). The 6.125% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 6.125% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 6.125% Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at our option on or after April 1, 2018. We may from time to time repurchase 6.125% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of March 31, 2017, the outstanding balance of the 6.125% Notes was $90.7 million.

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

        In November 2014, we issued $175.0 million in aggregate principal amount of the 4.50% Notes (the "4.50% Notes") at an issue price of 99.53%. The 4.50% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes mature on December 1, 2019, and may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. The 4.50% Notes bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year, beginning June 1, 2015. We may from time to time repurchase 4.50% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of March 31, 2017, the outstanding balance of the 4.50% Notes was $175.0 million.

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

        During November 2015, we commenced a program with certain selling agents through which we can sell shares of our common stock by means of at-the-market offerings from time to time (the "ATM Program"). During the three months ended March 31, 2017, we sold 1,035,286 shares of our common stock at a weighted-average price of $36.86 per share and raised $38.2 million of gross proceeds under the ATM Program. Net proceeds were $37.7 million after commissions to the selling agents on shares sold and offering costs. As of March 31, 2017, 499,500 shares were available for sale under the ATM Program.

        During the year ended December 31, 2016, we sold 3,324,646 shares of our common stock at a weighted-average price of $34.17 per share and raised $113.6 million of gross proceeds under the ATM Program. Net proceeds were $112.0 million after commissions to the selling agents on shares sold and offering costs. As of December 31, 2016, sales transactions representing 42,413 shares had not settled and were not included in shares issued and outstanding on the face of the consolidated balance sheet, but were included in the weighted-average shares outstanding in the consolidated statement of operations and in the shares used to calculate our net asset value per share.

        We anticipate that we will continue to fund our investment activities through existing cash and cash equivalents and a combination of future issuances of debt and equity capital. Our primary uses of funds will be investments in portfolio companies, operating expenses and cash distributions to holders of our common stock.

        We periodically invest excess cash balances into "Marketable securities and idle funds investments". The primary investment objective of Marketable securities and idle funds investments is to generate incremental cash returns on excess cash balances prior to utilizing those funds for investment in our LMM, Middle Market and Private Loan portfolio investments. Marketable securities and idle funds investments generally consist of debt investments, independently rated debt investments, certificates of deposit with financial institutions, diversified bond funds and publicly traded debt and equity investments. The composition of Marketable securities and idle funds investments will vary in a given period based upon, among other things, changes in market conditions, the underlying fundamentals in our Marketable securities and idle funds investments, our outlook regarding future LMM, Middle Market and Private Loan portfolio investment needs, and any regulatory requirements applicable to us.

        If our common stock trades below our net asset value per share, we will generally not be able to issue additional common stock at the market price unless our stockholders approve such a sale and our Board of Directors makes certain determinations. We did not seek stockholder authorization to sell shares of our common stock below the then current net asset value per share of our common stock at our 2017 annual meeting of stockholders because our common stock price per share had been trading significantly above the current net asset value per share of our common stock since 2011. We would therefore need future approval from our stockholders to issue shares below the then current net asset value per share.

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

  Recently Issued or Adopted Accounting Standards

        In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients, which clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters. In December 2016, the FASB issued ASU No. 2016-20, Revenue from Contracts with Customers (Topic 606)—Technical Corrections and Improvements, which provided disclosure relief, and clarified the scope and application of the new revenue standard and related cost guidance. The new guidance will be effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Early adoption would be permitted for annual reporting periods beginning after December 15, 2016. We expect to identify similar performance obligations under ASC 606 as compared with deliverables and separate units of account previously identified. As a result, we expect timing of our revenue recognition to remain the same.

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

        In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The new guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. Early application is permitted. While we continue to assess the effect of adoption, we currently believe the most significant change relates to the recognition of a new right-of-use asset and lease liability on our consolidated balance sheet for our office space operating lease. We currently have one operating lease for office space and do not expect a significant change in our leasing activity between now and adoption. See further discussion of our operating lease obligation in "Note M—Commitments and Contingences" in the notes to the consolidated financial statements.

        In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. The Company elected to early adopt this standard during the three months ended March 31, 2016. See further discussion of the impact of the adoption of this standard in "Note B.7.—Summary of Significant Accounting Policies—Share-based Compensation" in the notes to consolidated financial statements.

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

  Off-Balance Sheet Arrangements

        We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At March 31, 2017, we had a total of $118.2 million in outstanding commitments comprised of (i) 27 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) eight investments with equity capital commitments that had not been fully called.

  Contractual Obligations

        As of March 31, 2017, the future fixed commitments for cash payments in connection with our SBIC debentures, the 4.50% Notes, the 6.125% Notes and rent obligations under our office lease for each of the next five years and thereafter are as follows:

	2017	2018	2019	2020	2021	Thereafter	Total
SBIC debentures	$—	$—	$20,000	$55,000	$40,000	$125,200	$240,200
Interest due on SBIC debentures	5,014	9,228	9,228	8,033	5,484	14,388	51,375
Notes 6.125%	—	—	—	—	—	90,655	90,655
Interest due on 6.125% Notes	4,165	5,553	5,553	5,553	5,553	6,939	33,316
4.50% Notes	—	—	175,000	—	—	—	175,000
Interest due on 4.50% Notes	7,875	7,875	7,875	—	—	—	23,625
Operating Lease Obligation(1)	46	683	749	763	777	4,959	7,977

Total	$17,100	$23,339	$218,405	$69,349	$51,814	$242,141	$622,148

(1)
Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to FASB ASC 840, as may be modified or supplemented.

        As of March 31, 2017, we had $288.0 million in borrowings outstanding under our Credit Facility, and the Credit Facility is currently scheduled to mature in September 2021. The Credit Facility contains two, one-year extension options which could extend the maturity to September 2023, subject to lender approval. See further discussion of the Credit Facility terms in "—Liquidity and Capital Resources—Capital Resources."

  Related Party Transactions

        As discussed further above, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of our Investment Portfolio. At March 31, 2017, we had a receivable of approximately $2.0 million due from the External Investment Manager which included approximately $1.3 million primarily related to operating expenses incurred by us required to support the External Investment Manager's business and approximately $0.7 million of dividends declared but not paid by the External Investment Manager.

        In November 2015, our Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the "2015 Deferred Compensation Plan"). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the "2013 Deferred Compensation Plan"). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors' fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of March 31, 2017, $2.8 million of compensation and directors' fees had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $1.7 million was deferred into phantom Main Street stock units, representing 55,938 shares of our common stock. Including phantom stock units issued through dividend reinvestment, the phantom stock units outstanding as of March 31, 2017 represented 65,882 shares of our common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the consolidated statement of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but are included in operating expenses and weighted-average shares outstanding in our consolidated statement of operations as earned.

  Recent Developments

        During April 2017, we declared a semi-annual supplemental cash dividend of $0.275 per share payable in June 2017. This supplemental cash dividend is in addition to the previously announced regular monthly cash dividends that we declared for the second quarter of 2017 of $0.185 per share for each of April, May and June 2017.

        In May 2017, we declared regular monthly dividends of $0.185 per share for each month of July, August and September of 2017. These regular monthly dividends equal a total of $0.555 per share for the third quarter of 2017 and represent a 2.8% increase from the regular monthly dividends declared for the third quarter of 2016. Including the semi-annual supplemental dividend declared for June 2017 and the regular monthly dividends declared for the second and third quarters of 2017, we will have paid $20.545 per share in cumulative dividends since our October 2007 initial public offering.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent that any debt investments include floating interest rates. The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of March 31, 2017, approximately 65% of our debt investment portfolio (at cost) bore interest at floating rates, 98% of which were subject to contractual minimum interest rates. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the interest rates on our outstanding SBIC debentures, 4.50% Notes and 6.125% Notes, which comprise the majority of our outstanding debt, are fixed for the life of such debt. As of March 31, 2017, we had not entered into any interest rate hedging arrangements. The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of March 31, 2017.

Basis Point Change	Increase in Interest Income	Increase in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	(dollars in thousands)
25	$2,207	$(720)	$1,487	$0.03
50	4,556	(1,440)	3,116	0.06
100	9,333	(2,880)	6,453	0.12
150	14,163	(4,320)	9,843	0.18
200	19,006	(5,760)	13,246	0.24
300	28,692	(8,640)	20,052	0.36
400	38,406	(11,520)	26,886	0.49

        The hypothetical results would also be impacted by the changes in the amount of debt outstanding under our Credit Facility (with an increase (decrease) in the debt outstanding under the Credit Facility resulting in an (increase) decrease in the hypothetical interest expense).

Item 4.    Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, our President, our Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chairman and Chief Executive Officer, our President, our Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 that we filed with the SEC on February 24, 2017, and as updated in our registration statement on Form N-2 filed on April 26, 2017.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        During the three months ended March 31, 2017, we issued 48,675 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued during the three months ended March 31, 2017 under the dividend reinvestment plan was approximately $1.8 million.

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

Main Street Capital Corporation
Date: May 5, 2017	/s/ VINCENT D. FOSTER Vincent D. Foster Chairman and Chief Executive Officer (principal executive officer)
Date: May 5, 2017	/s/ BRENT D. SMITH Brent D. Smith Chief Financial Officer and Treasurer (principal financial officer)
Date: May 5, 2017	/s/ SHANNON D. MARTIN Shannon D. Martin Vice President and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).