Form 10-Q
period 2017-06-30
Main Street Capital CORP
filed 2017-08-04
CIK 1396440

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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

        The number of shares outstanding of the issuer's common stock as of August 3, 2017 was 56,810,793.

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

(dollars in thousands, except shares and per share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

Portfolio investments at fair value:
Control investments (cost: $497,623 and $439,674 as of June 30, 2017 and December 31, 2016, respectively)	$671,713	$594,282
Affiliate investments (cost: $415,997 and $394,699 as of June 30, 2017 and December 31, 2016, respectively)	368,488	375,948
Non-Control/Non-Affiliate investments (cost: $1,058,628 and $1,037,510 as of June 30, 2017 and December 31, 2016, respectively)	1,036,745	1,026,676

Total investments (cost: $1,972,248 and $1,871,883 as of June 30, 2017 and December 31, 2016, respectively)	2,076,946	1,996,906

Cash and cash equivalents	21,799	24,480
Interest receivable and other assets	34,897	35,133
Receivable for securities sold	23,851	1,990
Deferred financing costs (net of accumulated amortization of $5,094 and $4,598 as of June 30, 2017 and December 31, 2016, respectively)	4,222	4,718
Deferred tax asset, net	3,003	9,125

Total assets	$2,164,718	$2,072,352

LIABILITIES
Credit facility	$303,000	$343,000
SBIC debentures (par: $261,200 and $240,000 as of June 30, 2017 and December 31, 2016, respectively)	255,663	235,686
4.50% Notes (par: $175,000 as of both June 30, 2017 and December 31, 2016)	173,254	172,893
6.125% Notes (par: $90,655 as of both June 30, 2017 and December 31, 2016)	88,905	88,752
Accounts payable and other liabilities	10,821	14,205
Payable for securities purchased	36,032	2,184
Interest payable	3,814	4,103
Dividend payable	10,484	10,048

Total liabilities	881,973	870,871

Commitments and contingencies (Note M)
NET ASSETS

Common stock, $0.01 par value per share (150,000,000 shares authorized; 56,672,496 and 54,312,444 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively)	567	543
Additional paid-in capital	1,228,185	1,143,883
Accumulated net investment income, net of cumulative dividends of $576,222 and $521,297 as of June 30, 2017 and December 31, 2016, respectively	22,751	19,033
Accumulated net realized gain from investments (accumulated net realized gain from investments of $86,943 before cumulative dividends of $129,701 as of June 30, 2017 and accumulated net realized gain from investments of $48,394 before cumulative dividends of $107,281 as of December 31, 2016)	(42,758)	(58,887)
Net unrealized appreciation, net of income taxes	74,000	96,909

Total net assets	1,282,745	1,201,481

Total liabilities and net assets	$2,164,718	$2,072,352

NET ASSET VALUE PER SHARE	$22.62	$22.10

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(dollars in thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$14,590	$12,957	$27,576	$25,572
Affiliate investments	9,568	8,952	19,468	17,476
Non-Control/Non-Affiliate investments	26,113	20,956	51,116	41,693

Interest, fee and dividend income	50,271	42,865	98,160	84,741
Interest, fee and dividend income from marketable securities and idle funds investments	—	37	—	168

Total investment income	50,271	42,902	98,160	84,909
EXPENSES:
Interest	(8,793)	(8,255)	(17,400)	(16,437)
Compensation	(4,555)	(3,952)	(8,985)	(7,772)
General and administrative	(3,060)	(2,157)	(6,000)	(4,562)
Share-based compensation	(2,798)	(2,251)	(5,067)	(3,840)
Expenses allocated to the External Investment Manager	1,628	1,361	3,152	2,515

Total expenses	(17,578)	(15,254)	(34,300)	(30,096)

NET INVESTMENT INCOME	32,693	27,648	63,860	54,813
NET REALIZED GAIN (LOSS):
Control investments	3,789	—	3,108	14,358
Affiliate investments	(115)	28,707	22,816	28,707
Non-Control/Non-Affiliate investments	7,307	(13,237)	12,625	(12,419)
Marketable securities and idle funds investments	—	(13)	—	(1,586)
SBIC debentures	—	—	(5,217)	—

Total net realized gain	10,981	15,457	33,332	29,060

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION):
Portfolio investments	1,365	(10,585)	(20,726)	(38,114)
Marketable securities and idle funds investments	—	37	—	1,494
SBIC debentures	(36)	127	5,629	(19)

Total net change in unrealized appreciation (depreciation)	1,329	(10,421)	(15,097)	(36,639)

INCOME TAXES:
Federal and state income, excise and other taxes	(438)	(1,098)	(1,690)	(1,468)
Deferred taxes	(1,736)	(675)	(6,122)	1,958

Income tax benefit (provision)	(2,174)	(1,773)	(7,812)	490

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$42,829	$30,911	$74,283	$47,724

NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$0.58	$0.54	$1.15	$1.07

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$0.76	$0.60	$1.33	$0.94

DIVIDENDS PAID PER SHARE:
Regular monthly dividends	$0.555	$0.540	$1.110	$1.080
Supplemental dividends	0.275	0.275	0.275	0.275

Total dividends	$0.830	$0.815	$1.385	$1.355

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	56,166,782	51,441,371	55,648,854	50,995,575

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except shares)

(Unaudited)

	Common Stock				Accumulated Net Realized Gain From Investments, Net of Dividends	Net Unrealized Appreciation from Investments, Net of Income Taxes
				Accumulated Net Investment Income, Net of Dividends
	Number of Shares	Par Value	Additional Paid-In Capital				Total Net Asset Value
Balances at December 31, 2015	50,413,744	$504	$1,011,467	$7,181	$(49,653)	$101,395	$1,070,894
Public offering of common stock, net of offering costs	1,225,757	12	38,642	—	—	—	38,654
Share-based compensation	—	—	3,840	—	—	—	3,840
Purchase of vested stock for employee payroll tax withholding	(80,750)	(1)	(2,592)	—	—	—	(2,593)
Dividend reinvestment	255,391	3	7,811	—	—	—	7,814
Amortization of directors' deferred compensation	—	—	301	—	—	—	301
Issuance of restricted stock, net of forfeited shares	260,668	3	(3)	—	—	—	—
Dividends to stockholders	—	—	—	(39,883)	(29,445)	—	(69,328)
Cumulative-effect to retained earnings for excess tax benefit	—	—	—	—	—	1,806	1,806
Net increase (decrease) resulting from operations	—	—	—	54,813	29,060	(36,149)	47,724

Balances at June 30, 2016	52,074,810	$521	$1,059,466	$22,111	$(50,038)	$67,052	$1,099,112

Balances at December 31, 2016	54,354,857	$543	$1,143,883	$19,033	$(58,887)	$96,909	$1,201,481
Public offering of common stock, net of offering costs	2,104,424	22	78,412	—	—	—	78,434
Share-based compensation	—	—	5,067	—	—	—	5,067
Purchase of vested stock for employee payroll tax withholding	(113,371)	(1)	(4,346)	—	—	—	(4,347)
Investment through issuance of unregistered shares	11,464	—	442	—	—	—	442
Dividend reinvestment	115,807	1	4,403	—	—	—	4,404
Amortization of directors' deferred compensation	—	—	326	—	—	—	326
Issuance of restricted stock, net of forfeited shares	225,152	2	(2)	—	—	—	—
Dividends to stockholders	—	—	—	(54,925)	(22,420)	—	(77,345)
Net increase (decrease) resulting from operations	—	—	—	58,643	38,549	(22,909)	74,283

Balances at June 30, 2017	56,698,333	$567	$1,228,185	$22,751	$(42,758)	$74,000	$1,282,745

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$74,283	$47,724
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(471,548)	(303,049)
Proceeds from sales and repayments of debt investments in portfolio companies	380,005	167,809
Proceeds from sales and return of capital of equity investments in portfolio companies	54,352	48,952
Proceeds from sales and repayments of marketable securities and idle funds investments	—	2,129
Net change in net unrealized depreciation	15,097	36,639
Net realized gain	(33,332)	(29,060)
Accretion of unearned income	(9,091)	(4,189)
Payment-in-kind interest	(3,125)	(3,042)
Cumulative dividends	(1,789)	(638)
Share-based compensation expense	5,067	3,840
Amortization of deferred financing costs	1,324	1,288
Deferred tax (benefit) provision	6,122	(1,958)
Changes in other assets and liabilities:
Interest receivable and other assets	420	(1,825)
Interest payable	(289)	1,432
Accounts payable and other liabilities	(3,058)	(2,774)
Deferred fees and other	1,224	1,362

Net cash provided by (used in) operating activities	15,662	(35,360)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	78,434	38,654
Dividends paid	(72,505)	(61,225)
Proceeds from issuance of SBIC debentures	46,400	—
Repayments of SBIC debentures	(25,200)	—
Proceeds from credit facility	251,000	203,000
Repayments on credit facility	(291,000)	(144,000)
Payment of deferred loan costs and SBIC debenture fees	(1,125)	(30)
Purchases of vested stock for employee payroll tax withholding	(4,347)	(2,593)
Other	—	(83)

Net cash provided by (used in) financing activities	(18,343)	33,723

Net decrease in cash and cash equivalents	(2,681)	(1,637)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,480	20,331

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,799	$18,694

Supplemental cash flow disclosures:
Interest paid	$16,304	$13,646
Taxes paid	$2,785	$1,575
Non-cash financing activities:
Shares issued pursuant to the DRIP	$4,404	$7,814

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments

June 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Control Investments(5)

Access Media Holdings, LLC(10)	Private Cable Operator
		5% Current / 5% PIK Secured Debt (Maturity—July 22, 2020)	$23,234	$23,234	$19,450
		Preferred Member Units (7,339,500 units; 12% cumulative)		7,233	270
		Member Units (45 units)		1	—

				30,468	19,720

Ameritech College Operations, LLC	For-Profit Nursing and Healthcare College
		13% Secured Debt (Maturity—November 30, 2019)	1,004	1,004	1,004
		13% Secured Debt (Maturity—January 31, 2020)	3,025	3,025	3,025
		Preferred Member Units (2,936 units)		6,191	2,910

				10,220	6,939

ASC Interests, LLC	Recreational and Educational Shooting Facility
		11% Secured Debt (Maturity—July 31, 2018)	2,000	1,989	2,000
		Member Units (1,500 units)(8)		1,500	2,320

				3,489	4,320

Bond-Coat, Inc.	Casing and Tubing Coating Services
		12% Secured Debt (Maturity—December 28, 2017)	11,596	11,576	11,596
		Common Stock (57,508 shares)		6,350	7,830

				17,926	19,426

Café Brazil, LLC	Casual Restaurant Group
		Member Units (1,233 units)(8)		1,742	5,390

CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units (416 units)(8)		1,300	65,910

Charps, LLC	Pipeline Maintenance and Construction
		12% Secured Debt (Maturity—February 3, 2022)	18,400	18,209	18,209
		Preferred Member Units (1,600 units)		400	400

				18,609	18,609

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Clad-Rex Steel, LLC	Specialty Manufacturer of Vinyl-Clad Metal
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.55%, Secured Debt (Maturity—December 20, 2021)(9)	14,080	13,949	13,949
		Member Units (717 units)(8)		7,280	7,830
		10% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity—December 20, 2036)	1,193	1,181	1,181
		Member Units (Clad-Rex Steel RE Investor, LLC) (800 units)		210	210

				22,620	23,170

CMS Minerals Investments	Oil & Gas Exploration & Production
		Member Units (CMS Minerals II, LLC) (100 units)(8)		3,641	2,628

Datacom, LLC	Technology and Telecommunications Provider
		8% Secured Debt (Maturity—May 30, 2018)	1,080	1,080	1,080
		5.25% Current / 5.25% PIK Secured Debt (Maturity—May 30, 2019)	12,024	11,974	11,653
		Class A Preferred Member Units (15% cumulative)		1,181	1,472
		Class B Preferred Member Units (6,453 units)		6,030	211

				20,265	14,416

Gamber-Johnson Holdings, LLC	Manufacturer of Ruggedized Computer Mounting Systems
		LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.05%, Secured Debt (Maturity—June 24, 2021)(9)	23,880	23,668	23,880
		Member Units (8,619 units)(8)		14,844	22,080

				38,512	45,960

Garreco, LLC	Manufacturer and Supplier of Dental Products
		LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.15%, Secured Debt (Maturity—March 31, 2020)(9)	5,844	5,794	5,794
		Member Units (1,200 units)		1,200	1,830

				6,994	7,624

GRT Rubber Technologies LLC	Manufacturer of Engineered Rubber Products
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.05%, Secured Debt (Maturity—December 19, 2019)(9)	12,409	12,340	12,409
		Member Units (5,879 units)(8)		13,065	20,680

				25,405	33,089

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Gulf Manufacturing, LLC	Manufacturer of Specialty Fabricated Industrial Piping Products
		9% PIK Secured Debt (Ashland Capital IX, LLC) (Maturity—June 30, 2017)(17)	777	777	777
		Member Units (438 units)(8)		2,980	10,470

				3,757	11,247

Gulf Publishing Holdings, LLC	Energy Industry Focused Media and Publishing
		12.5% Secured Debt (Maturity—April 29, 2021)	12,800	12,692	12,692
		Member Units (3,681 units)		3,681	4,330

				16,373	17,022

Harborside Holdings, LLC	Real Estate Holding Company
		Member units (100 units)		6,206	9,400

Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
		Common Stock (107,456 shares)		718	2,800

Hawthorne Customs and Dispatch Services, LLC	Facilitator of Import Logistics, Brokerage, and Warehousing
		Member Units (500 units)		589	280
		Member Units (Wallisville Real Estate, LLC) (588,210 units)(8)		1,215	2,040

				1,804	2,320

HW Temps LLC	Temporary Staffing Solutions
		LIBOR Plus 13.00% (Floor 1.00%), Current Coupon 14.05%, Secured Debt (Maturity July 2, 2020)(9)	9,976	9,909	9,909
		Preferred Member Units (3,200 units)		3,942	3,940

				13,851	13,849

Hydratec, Inc.	Designer and Installer of Micro-Irrigation Systems
		Common Stock (7,095 shares)(8)		7,095	15,640

IDX Broker, LLC	Provider of Marketing and CRM Tools for the Real Estate Industry
		11.5% Secured Debt (Maturity—November 15, 2018)	10,350	10,317	10,350
		Member Units (5,400 units)(8)		5,606	8,630

				15,923	18,980

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Jensen Jewelers of Idaho, LLC	Retail Jewelry Store
		Prime Plus 6.75% (Floor 2.00%), Current Coupon 10.75%, Secured Debt (Maturity—November 14, 2019)(9)	3,755	3,707	3,755
		Member Units (627 units)(8)		811	4,460

				4,518	8,215

KBK Industries, LLC	Manufacturer of Specialty Oilfield and Industrial Products
		10% Secured Debt (Maturity—September 28, 2017)	940	940	940
		12.5% Secured Debt (Maturity—September 28, 2017)	5,900	5,896	5,900
		Member Units (325 units)		783	3,990

				7,619	10,830

Lamb Ventures, LLC	Aftermarket Automotive Services Chain
		LIBOR Plus 5.75%, Current Coupon 6.83%, Secured Debt (Maturity May 30, 2018)	190	190	190
		11% Secured Debt (Maturity—May 31, 2018)	7,579	7,579	7,579
		Preferred Equity (non-voting)		400	400
		Member Units (742 units)(8)		5,273	6,330
		9.5% Secured Debt (Lamb's Real Estate Investment I, LLC) (Maturity—March 31, 2027)	432	428	432
		Member Units (Lamb's Real Estate Investment I, LLC) (1,000 units)(8)		625	590

				14,495	15,521

Marine Shelters Holdings, LLC	Fabricator of Marine and Industrial Shelters
		12% PIK Secured Debt (Maturity—December 28, 2017)(14)	3,131	3,078	—
		Preferred Member Units (3,810 units)		5,352	—

				8,430	—

MH Corbin Holding LLC	Manufacturer and Distributor of Traffic Safety Products
		10% Secured Debt (Maturity—August 31, 2020)	12,950	12,862	12,862
		Preferred Member Units (4,000 shares)		6,000	6,000

				18,862	18,862

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Mid-Columbia Lumber Products, LLC	Manufacturer of Finger-Jointed Lumber Products
		10% Secured Debt (Maturity—December 18, 2017)	1,750	1,750	1,750
		12% Secured Debt (Maturity—December 18, 2017)	3,900	3,900	3,900
		Member Units (3,554 units)		1,810	980
		9.5% Secured Debt (Mid-Columbia Real Estate, LLC) (Maturity—May 13, 2025)	814	814	814
		Member Units (Mid-Columbia Real Estate, LLC) (500 units)(8)		790	1,290

				9,064	8,734

MSC Adviser I, LLC(16)	Third Party Investment Advisory Services
		Member Units (Fully diluted 100.0%)(8)		—	37,104

Mystic Logistics Holdings, LLC	Logistics and Distribution Services Provider for Large Volume Mailers
		12% Secured Debt (Maturity—August 15, 2019)	8,032	7,938	8,032
		Common Stock (5,873 shares)		2,720	6,590

				10,658	14,622

NAPCO Precast, LLC	Precast Concrete Manufacturing
		LIBOR Plus 8.50%, Current Coupon 9.70%, Secured Debt (Maturity—May 31, 2019)	10,475	10,438	10,438
		Member Units (2,955 units)(8)		2,975	11,100

				13,413	21,538

NRI Clinical Research, LLC	Clinical Research Service Provider
		LIBOR Plus 6.50% (Floor 1.50%), Current Coupon 8.00%, Secured Debt (Maturity—September 8, 2017)(9)	400	400	400
		14% Secured Debt (Maturity—September 8, 2017)	4,205	4,194	4,205
		Warrants (251,723 equivalent units; Expiration—September 8, 2021; Strike price—$0.01 per unit)		252	680
		Member Units (500,000 units)		765	2,461

				5,611	7,746

NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		8% Current / 4% PIK Secured Debt (Maturity—December 22, 2016)(17)	14,197	14,197	14,197
		Warrants (14,331 equivalent units; Expiration—December 22, 2022; Strike price—$0.01 per unit)		817	130
		Member Units (50,877 units)		2,900	410

				17,914	14,737

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

NuStep, LLC	Designer, Manufacturer and Distributor of Fitness Equipment
		12% Secured Debt (Maturity—January 31, 2022)	20,600	20,402	20,402
		Preferred Member Units (406 units)		10,200	10,200

				30,602	30,602

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
		Common Stock (1,500 shares)(8)		1,080	12,740

Pegasus Research Group, LLC	Provider of Telemarketing and Data Services
		Member Units (460 units)		1,290	8,230

PPL RVs, Inc.	Recreational Vehicle Dealer
		LIBOR Plus 7.00% (Floor 0.50%), Current Coupon 8.15%, Secured Debt (Maturity—November 15, 2021)(9)	18,000	17,841	18,000
		Common Stock (1,962 shares)(8)		2,150	11,780

				19,991	29,780

Principle Environmental, LLC	Noise Abatement Service Provider
		12% Secured Debt (Maturity—April 30, 2017)(17)	4,060	4,060	4,060
		12% Current / 2% PIK Secured Debt (Maturity—April 30, 2017)(17)	3,412	3,412	3,412
		Preferred Member Units (19,631 units)		4,600	6,610
		Warrants (1,018 equivalent units; Expiration—January 31, 2021; Strike price—$0.01 per unit)		1,200	340

				13,272	14,422

Quality Lease Service, LLC	Provider of Rigsite Accommodation Unit Rentals and Related Services
		8% PIK Secured Debt (Maturity—June 8, 2020)	7,341	7,341	7,341
		Member Units (1,000 units)		2,318	4,387

				9,659	11,728

River Aggregates, LLC	Processor of Construction Aggregates
		Zero Coupon Secured Debt (Maturity—June 30, 2018)	750	666	666
		Member Units (1,150 units)(8)		1,150	4,410
		Member Units (RA Properties, LLC) (1,500 units)		369	2,510

				2,185	7,586

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

SoftTouch Medical Holdings LLC	Provider of In-Home Pediatric Durable Medical Equipment
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.05%, Secured Debt (Maturity—October 31, 2019)(9)	7,140	7,103	7,140
		Member Units (4,450 units)(8)		4,930	9,540

				12,033	16,680

The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
		9% Secured Debt (Maturity—October 2, 2018)	2,924	2,923	2,620
		Series A Preferred Units (2,500 units; 10% Cumulative)		2,500	—
		Warrants (1,424 equivalent units; Expiration—July 1, 2024; Strike price—$0.01 per unit)		1,096	—
		Member Units (MPI Real Estate Holdings, LLC) (100 units)(8)		2,300	2,390

				8,819	5,010

Uvalco Supply, LLC	Farm and Ranch Supply Store
		9% Secured Debt (Maturity—January 1, 2019)	636	636	636
		Member Units (1,867 units)(8)		3,579	4,306

				4,215	4,942

Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage
		13% Secured Debt (Maturity—December 23, 2018)	2,814	2,790	2,790
		Series A Preferred Stock (3,000,000 shares)		3,000	3,000
		Common Stock (1,126,242 shares)		3,706	—

				9,496	5,790

Ziegler's NYPD, LLC	Casual Restaurant Group
		6.5% Secured Debt (Maturity—October 1, 2019)	1,000	995	995
		12% Secured Debt (Maturity—October 1, 2019)	300	300	300
		14% Secured Debt (Maturity—October 1, 2019)	2,750	2,750	2,750
		Warrants (587 equivalent units; Expiration—September 29, 2018; Strike price—$0.01 per unit)		600	210
		Preferred Member Units (10,072 units)		2,834	3,580

				7,479	7,835

Subtotal Control Investments (32.3% of total investments at fair value)				$497,623	$671,713

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Affiliate Investments(6)

AFG Capital Group, LLC	Provider of Rent-to-Own Financing Solutions and Services
		Warrants (42 equivalent units; Expiration—November 7, 2024; Strike price—$0.01 per unit)		$259	$690
		Member Units (186 units)(8)		1,200	2,850

				1,459	3,540

BBB Tank Services, LLC	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.55%, Secured Debt (Maturity—April 8, 2021)(9)	800	797	797
		15% Secured Debt (Maturity—April 8, 2021)	4,027	3,994	3,994
		Member Units (800,000 units)		800	800

				5,591	5,591

Barfly Ventures, LLC(10)	Casual Restaurant Group
		12% Secured Debt (Maturity—August 31, 2020)	7,796	7,675	7,796
		Options (2 equivalent units)		397	590
		Warrant (1 equivalent unit; Expiration—August 31, 2025; Strike price—$1.00 per unit)		473	330

				8,545	8,716

Boccella Precast Products LLC	Manufacturer of Precast Hollow Core Concrete
		LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.30%, Secured Debt (Maturity—June 30, 2022)(9)	16,400	16,216	16,216
		Member Units (2,160,000 units)		2,160	2,160

				18,376	18,376

Boss Industries, LLC	Manufacturer and Distributor of Air, Power and Other Industrial Equipment
		Preferred Member Units (2,242 units)(8)		2,519	3,320

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions Provider
		13% Secured Debt (Maturity—July 25, 2021)	7,500	5,740	5,740
		Warrants (63 equivalent shares; Expiration—April 18, 2022; Strike price—$0.01 per share)		2,132	3,370
		13% Secured Debt (Mercury Service Group, LLC) (Maturity—July 25, 2021)	1,000	991	1,000
		Preferred Member Units (Mercury Service Group, LLC) (17,742 units)(8)		1,000	1,000

				9,863	11,110

Buca C, LLC	Casual Restaurant Group
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.33%, Secured Debt (Maturity—June 30, 2020)(9)	21,204	21,068	21,068
		Preferred Member Units (6 units; 6% cumulative)(8)		4,053	4,048

				25,121	25,116

CAI Software LLC	Provider of Specialized Enterprise Resource Planning Software
		12% Secured Debt (Maturity—October 10, 2019)	3,483	3,464	3,483
		Member Units (65,356 units)(8)		654	2,820

				4,118	6,303

CapFusion, LLC(13)	Non-Bank Lender to Small Businesses
		13% Secured Debt (Maturity—March 25, 2021)	14,400	13,304	13,304
		Warrants (1,600 equivalent units; Expiration—March 24, 2026; Strike price—$0.01 per unit)		1,200	1,200

				14,504	14,504

Chandler Signs Holdings, LLC(10)	Sign Manufacturer
		12% Secured Debt (Maturity—July 4, 2021)	4,500	4,464	4,500
		Class A Units (1,500,000 units)(8)		1,500	2,910

				5,964	7,410

Condit Exhibits, LLC	Tradeshow Exhibits / Custom Displays Provider
		Member Units (3,936 units)(8)		100	1,840

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Congruent Credit Opportunities Funds(12)(13)	Investment Partnership
		LP Interests (Congruent Credit Opportunities Fund II, LP) (Fully diluted 19.8%)		5,730	1,377
		LP Interests (Congruent Credit Opportunities Fund III, LP) (Fully diluted 17.4%)(8)		17,869	18,577

				23,599	19,954

Dos Rios Partners(12)(13)	Investment Partnership
		LP Interests (Dos Rios Partners, LP) (Fully diluted 20.2%)		5,996	5,369
		LP Interests (Dos Rios Partners—A, LP) (Fully diluted 6.4%)		1,904	1,573

				7,900	6,942

Dos Rios Stone Products LLC(10)	Limestone and Sandstone Dimension Cut Stone Mining Quarries
		Class A Units (2,000,000 units)(8)		2,000	1,870

East Teak Fine Hardwoods, Inc.	Distributor of Hardwood Products
		Common Stock (6,250 shares)(8)		480	630

East West Copolymer & Rubber, LLC	Manufacturer of Synthetic Rubbers
		12% Current / 2% PIK Secured Debt (Maturity—October 17, 2019)(14)(15)	9,699	9,591	3,000
		Warrants (2,510,790 equivalent units; Expiration—October 15, 2024; Strike price—$0.01 per unit)		50	—

				9,641	3,000

EIG Fund Investments(12)(13)	Investment Partnership
		LP Interests (EIG Global Private Debt Fund—A, L.P.) (Fully diluted 11.1%)(8)		793	694
		LP Interests (EIG Traverse Co-Investment, L.P.) (Fully diluted 22.2%)(8)		9,805	10,409

				10,598	11,103

Freeport Financial Funds(12)(13)	Investment Partnership
		LP Interests (Freeport Financial SBIC Fund LP) (Fully diluted 9.3%)(8)		5,974	5,519
		LP Interests (Freeport First Lien Loan Fund III LP) (Fully diluted 6.0%)(8)		7,559	7,507

				13,533	13,026

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Gault Financial, LLC (RMB Capital, LLC)	Purchases and Manages Collection of Healthcare and other Business Receivables
		10.5% Secured Debt (Maturity—January 1, 2019)	12,720	12,720	11,770
		Warrants (29,032 equivalent units; Expiration—February 9, 2022; Strike price—$0.01 per unit)		400	—

				13,120	11,770

Glowpoint, Inc.	Provider of Cloud Managed Video Collaboration Services
		12% Secured Debt (Maturity—October 18, 2018)	9,000	8,963	2,700
		Common Stock (7,711,517 shares)		3,958	2,170

				12,921	4,870

Guerdon Modular Holdings, Inc.	Multi-Family and Commercial Modular Construction Company
		13% Secured Debt (Maturity—August 13, 2019)	10,708	10,612	10,612
		Preferred Stock (404,998 shares)		1,140	1,140
		Common Stock (212,033 shares)		2,983	80

				14,735	11,832

Hawk Ridge Systems, LLC(13)	Value-Added Reseller of Engineering Design and Manufacturing Solutions
		10% Secured Debt (Maturity—December 2, 2021)	10,000	9,909	9,909
		Preferred Member Units (226 units)(8)		2,850	2,850
		Preferred Member Units (HRS Services, ULC) (226 units)(8)		150	150

				12,909	12,909

Houston Plating and Coatings, LLC	Provider of Plating and Industrial Coating Services
		8% Unsecured Convertible Debt (Maturity—May 1, 2022)	3,000	3,000	3,000
		Member Units (315,756 units)		2,179	4,980

				5,179	7,980

I-45 SLF LLC(12)(13)	Investment Partnership
		Member Units (Fully diluted 20.0%; 24.4% profits interest)(8)		16,200	17,165

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Indianhead Pipeline Services, LLC	Provider of Pipeline Support Services
		12% Secured Debt (Maturity—February 6, 2018)	5,192	5,192	5,192
		Preferred Member Units (33,819 units; 8% cumulative)(8)		2,537	2,875
		Warrants (31,928 equivalent units; Expiration—August 6, 2022; Strike price—$0.001 per unit)		459	—
		Member Units (14,732 units)		1	—

				8,189	8,067

L.F. Manufacturing Holdings, LLC(10)	Manufacturer of Fiberglass Products
		Member Units (2,179,001 units)		2,019	1,380

Meisler Operating LLC	Provider of Short-term Trailer and Container Rental
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.72%, Secured Debt (Maturity—June 7, 2022)(9)	16,800	16,618	16,618
		Member Units (Milton Meisler Holdings LLC) (32,000 units)		3,200	3,200

				19,818	19,818

OnAsset Intelligence, Inc.	Provider of Transportation Monitoring / Tracking Products and Services
		12% PIK Secured Debt (Maturity—June 30, 2021)	4,796	4,796	4,796
		10% PIK Unsecured Debt (Maturity—June 30, 2021)	45	45	45
		Preferred Stock (912 shares; 7% cumulative)		1,981	—
		Warrants (5,333 equivalent shares; Expiration—April 18, 2021; Strike price—$0.01 per share)		1,919	—

				8,741	4,841

OPI International Ltd.(13)	Provider of Man Camp and Industrial Storage Services
		Common Stock (20,766,317 shares)		1,371	—

PCI Holding Company, Inc.	Manufacturer of Industrial Gas Generating Systems
		12% Secured Debt (Maturity—March 31, 2019)	13,300	13,218	13,300
		Preferred Stock (1,740,000 shares)		1,740	2,610
		Preferred Stock (1,500,000 shares; 20% cumulative)(8)		3,733	4,870

				18,691	20,780

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	Provider of Rigsite Accommodation Unit Rentals and Related Services
		12% Secured Debt (Maturity—January 8, 2018)(14)(15)	30,785	30,281	250
		Preferred Member Units (250 units)		2,500	—

				32,781	250

Tin Roof Acquisition Company	Casual Restaurant Group
		12% Secured Debt (Maturity—November 13, 2018)	13,175	13,081	13,081
		Class C Preferred Stock (Fully diluted 10.0%; 10% cumulative)(8)		2,878	2,878

				15,959	15,959

UniTek Global Services, Inc.(11)	Provider of Outsourced Infrastructure Services
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.65%, Secured Debt (Maturity—January 13, 2019)(9)	8,535	8,527	8,535
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.65% / 1.00% PIK, Current Coupon Plus PIK 10.65%, Secured Debt (Maturity—January 13, 2019)(9)	137	137	137
		15% PIK Unsecured Debt (Maturity—July 13, 2019)	802	802	802
		Preferred Stock (2,596,567 shares; 19% cumulative)(8)		2,597	2,597
		Preferred Stock (4,935,377 shares; 13.5% cumulative)(8)		6,702	6,840
		Common Stock (1,075,992 shares)		—	2,520

				18,765	21,431

Universal Wellhead Services Holdings, LLC(10)	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
		Preferred Member Units (UWS Investments, LLC) (716,949 units; 14% cumulative)		717	720
		Member Units (UWS Investments, LLC) (4,000,000 units)		4,000	610

				4,717	1,330

Valley Healthcare Group, LLC	Provider of Durable Medical Equipment
		LIBOR Plus 12.50% (Floor 0.50%), Current Coupon 13.55%, Secured Debt (Maturity—December 29, 2020)(9)	12,686	12,587	12,587
		Preferred Member Units (Valley Healthcare Holding, LLC) (1,600 units)		1,600	1,600

				14,187	14,187

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Volusion, LLC	Provider of Online Software-as-a-Service eCommerce Solutions
		11.5% Secured Debt (Maturity—January 26, 2020)	17,077	15,208	15,208
		Preferred Member Units (4,876,670 units)		14,000	14,000
		Warrants (1,831,355 equivalent units; Expiration—January 26, 2025; Strike price—$0.01 per unit)		2,576	2,360

				31,784	31,568

Subtotal Affiliate Investments (17.7% of total investments at fair value)				$415,997	$368,488

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Non-Control/Non-Affiliate Investments(7)

AAC Holdings, Inc.(11)	Substance Abuse Treatment Service Provider
		LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity—June 30, 2023)(9)	$11,900	$11,603	$11,751

Adams Publishing Group, LLC(10)	Local Newspaper Operator
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.15%, Secured Debt (Maturity—November 3, 2020)(9)	9,018	8,774	8,849

ADS Tactical, Inc.(10)	Value-Added Logistics and Supply Chain Provider to the Defense Industry
		LIBOR Plus 7.50% (Floor 0.75%), Current Coupon 8.54%, Secured Debt (Maturity—December 31, 2022)(9)	11,443	11,210	11,210

Ahead, LLC(10)	IT Infrastructure Value Added Reseller
		LIBOR Plus 6.50%, Current Coupon 7.81%, Secured Debt (Maturity—November 2, 2020)	13,875	13,577	13,840

Allflex Holdings III Inc.(11)	Manufacturer of Livestock Identification Products
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.16%, Secured Debt (Maturity—July 19, 2021)(9)	14,795	14,715	14,958

American Scaffold Holdings, Inc.(10)	Marine Scaffolding Service Provider
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.80%, Secured Debt (Maturity—March 31, 2022)(9)	7,219	7,127	7,183

American Teleconferencing Services, Ltd.(11)	Provider of Audio Conferencing and Video Collaboration Solutions
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.72%, Secured Debt (Maturity—December 8, 2021)(9)	10,873	10,138	10,866
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.59%, Secured Debt (Maturity—June 6, 2022)(9)	3,714	3,578	3,679

				13,716	14,545

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Anchor Hocking, LLC(11)	Household Products Manufacturer
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.23%, Secured Debt (Maturity—June 4, 2018)(9)	2,265	2,265	2,305
		Member Units (440,620 units)		4,928	3,305

				7,193	5,610

Apex Linen Service, Inc.	Industrial Launderers
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.05%, Secured Debt (Maturity—October 30, 2022)(9)	2,400	2,400	2,400
		13% Secured Debt (Maturity—October 30, 2022)	14,416	14,342	14,342

				16,742	16,742

Arcus Hunting LLC.(10)	Manufacturer of Bowhunting and Archery Products and Accessories
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.15%, Secured Debt (Maturity—November 13, 2019)(9)	15,824	15,704	15,824

ATI Investment Sub, Inc.(11)	Manufacturer of Solar Tracking Systems
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.48%, Secured Debt (Maturity—June 22, 2021)(9)	9,000	8,833	8,978

ATS Workholding, Inc.(10)	Manufacturer of Machine Cutting Tools and Accessories
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.59%, Secured Debt (Maturity—March 10, 2019)(9)	6,173	6,152	5,662

ATX Networks Corp.(11)(13)	Provider of Radio Frequency Management Equipment
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.30%, Secured Debt (Maturity—June 11, 2021)(9)	9,716	9,581	9,618

Berry Aviation, Inc.(10)	Airline Charter Service Operator
		12.00% Current / 1.75% PIK Secured Debt (Maturity—January 30, 2020)	5,627	5,593	5,627
		Common Stock (553 shares)		400	820

				5,993	6,447

BigName Commerce, LLC(10)	Provider of Envelopes and Complimentary Stationery Products
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.43%, Secured Debt (Maturity—May 11, 2022)(9)	2,500	2,470	2,470

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Binswanger Enterprises, LLC(10)	Glass Repair and Installation Service Provider
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.15%, Secured Debt (Maturity—March 9, 2022)(9)	15,460	15,167	15,167
		Member Units (1,050,000 units)		1,050	1,050

				16,217	16,217

Bluestem Brands, Inc.(11)	Multi-Channel Retailer of General Merchandise
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.70%, Secured Debt (Maturity—November 6, 2020)(9)	12,503	12,293	8,893

Brainworks Software, LLC(10)	Advertising Sales and Newspaper Circulation Software
		Prime Plus 9.25% (Floor 3.25%), Current Coupon 13.50%, Secured Debt (Maturity—July 22, 2019)(9)	6,733	6,692	6,495
Brightwood Capital Fund Investments(12)(13)	Investment Partnership
		LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 1.6%)(8)		12,000	10,328
		LP Interests (Brightwood Capital Fund IV, LP) (Fully diluted 0.9%)		500	500

				12,500	10,828

Brundage-Bone Concrete Pumping, Inc.(11)	Construction Services Provider
		10.375% Secured Debt (Maturity—September 1, 2021)	3,000	2,986	3,150
California Pizza Kitchen, Inc.(11)	Casual Restaurant Group
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.30%, Secured Debt (Maturity—August 23, 2022)(9)	12,935	12,891	12,954
CDHA Management, LLC(10)	Dental Services
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.68%, Secured Debt (Maturity—December 5, 2021)(9)	4,356	4,287	4,356
Cengage Learning Acquisitions, Inc.(11)	Provider of Educational Print and Digital Services
		LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.34%, Secured Debt (Maturity—June 7, 2023)(9)	9,304	9,074	8,815

Cenveo Corporation(11)	Provider of Commercial Printing, Envelopes, Labels, and Printed Office Products
		6% Secured Debt (Maturity—August 1, 2019)	19,130	16,575	16,165

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Charlotte Russe, Inc(11)	Fast-Fashion Retailer to Young Women
		LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.75%, Secured Debt (Maturity—May 22, 2019)(9)	16,873	15,461	8,366

Clarius BIGS, LLC(10)	Prints & Advertising Film Financing
		15% PIK Secured Debt (Maturity—January 5, 2015)(14)(17)	2,924	2,924	88
Compact Power Equipment, Inc.	Equipment / Tool Rental
		12% Secured Debt (Maturity—October 1, 2017)	4,100	4,098	4,100
		Series A Preferred Stock (4,298,435 shares)		1,079	4,580

				5,177	8,680

Construction Supply Investments, LLC(10)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
		Member Units (28,000 units)		3,723	3,723

ContextMedia Health, LLC(11)	Provider of Healthcare Media Content
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.73%, Secured Debt (Maturity—December 23, 2021)(9)	5,825	5,287	5,884

Covenant Surgical Partners, Inc.(11)	Ambulatory Surgical Centers
		8.75% Secured Debt (Maturity—August 1, 2019)	2,800	2,749	2,744
CST Industries Inc.(11)	Storage Tank Manufacturer
		PRIME Plus 5.25% (Floor 2.50%), Current Coupon 9.50%, Secured Debt (Maturity—May 22, 2017)(9)(17)	9,102	9,039	7,901
Darr Equipment LP(10)	Heavy Equipment Dealer
		12% Current / 2% PIK Secured Debt (Maturity—April 15, 2020)	21,343	20,963	21,013
		Warrants (915,734 equivalent units; Expiration—April 15, 2024; Strike price—$1.50 per unit)		474	10

				21,437	21,023

Digital River, Inc.(11)	Provider of Outsourced e-Commerce Solutions and Services
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity—February 12, 2021)(9)	15,184	15,097	15,260

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Digital Room LLC(11)	Pure-Play e-Commerce Print Business
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.23%, Secured Debt (Maturity—November 21, 2022)(9)	7,434	7,296	7,397
Drilling Info Holdings, Inc.	Information Services for the Oil and Gas Industry
		Common Stock (3,788,865 shares)		1,335	10,100
ECP-PF Holdings Group, Inc.(10)	Fitness Club Operator
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.15%, Secured Debt (Maturity—November 26, 2019)(9)	5,625	5,595	5,625
EnCap Energy Fund Investments(12)(13)	Investment Partnership
		LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%)(8)		3,881	2,315
		LP Interests (EnCap Energy Capital Fund VIII Co-Investors, L.P.) (Fully diluted 0.4%)		2,227	1,549
		LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)(8)		3,976	3,565
		LP Interests (EnCap Energy Capital Fund X, L.P.) (Fully diluted 0.1%)(8)		4,720	4,620
		LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)(8)		6,274	5,518
		LP Interests (EnCap Flatrock Midstream Fund III, L.P.) (Fully diluted 0.2%)(8)		3,090	3,091

				24,168	20,658

Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft)(11)(13)	Technology-based Performance Support Solutions
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.48%, Secured Debt (Maturity—April 28, 2022)(9)	6,999	6,867	5,825
Flavors Holdings Inc.(11)	Global Provider of Flavoring and Sweetening Products and Solutions
		LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.05%, Secured Debt (Maturity—April 3, 2020)(9)	13,466	12,909	12,725

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

GI KBS Merger Sub LLC(11)	Outsourced Janitorial Services to Retail/Grocery Customers
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.23%, Secured Debt (Maturity—October 29, 2021)(9)	6,825	6,742	6,689
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.73%, Secured Debt (Maturity—April 29, 2022)(9)	3,800	3,647	3,657

				10,389	10,346

Grace Hill, LLC(10)	Online Training Tools for the Multi-Family Housing Industry
		Prime Plus 5.25% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—August 15, 2019)(9)	1,215	1,205	1,215
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.47%, Secured Debt (Maturity—August 15, 2019)(9)	11,465	11,399	11,465

				12,604	12,680

Great Circle Family Foods, LLC(10)	Quick Service Restaurant Franchise
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.15%, Secured Debt (Maturity—October 28, 2019)(9)	7,421	7,380	7,421

Grupo Hima San Pablo, Inc.(11)	Tertiary Care Hospitals
		LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 8.50%, Secured Debt (Maturity—January 31, 2018)(9)	4,783	4,769	3,564
		13.75% Secured Debt (Maturity—July 31, 2018)	2,000	1,973	400

				6,742	3,964
GST Autoleather, Inc.(11)	Automotive Leather Manufacturer
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.80%, Secured Debt (Maturity—July 10, 2020)(9)	19,409	18,874	19,021

Guitar Center, Inc.(11)	Musical Instruments Retailer
		6.5% Secured Debt (Maturity—April 15, 2019)	16,625	15,797	14,444

Hojeij Branded Foods, LLC(10)	Multi-Airport, Multi-Concept Restaurant Operator
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.67%, Secured Debt (Maturity—July 27, 2021)(9)	5,905	5,862	5,905

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Hoover Group, Inc.(10)(13)	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.42%, Secured Debt (Maturity—January 28, 2021)(9)	8,503	7,981	7,823

Hostway Corporation(11)	Managed Services and Hosting Provider
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.05%, Secured Debt (Maturity—December 13, 2019)(9)	20,366	19,938	19,831
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.05%, Secured Debt (Maturity—December 13, 2018)(9)	2,433	2,308	2,293

				22,246	22,124
Hunter Defense Technologies, Inc.(11)	Provider of Military and Commercial Shelters and Systems
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.16%, Secured Debt (Maturity—August 5, 2019)(9)	9,194	8,801	8,654

Hydrofarm Holdings LLC(10)	Wholesaler of Horticultural Products
		LIBOR Plus 7.00%, Current Coupon 8.18%, Secured Debt (Maturity—May 12, 2022)	6,750	6,619	6,619
iEnergizer Limited(11)(13)	Provider of Business Outsourcing Solutions
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity—May 1, 2019)(9)	12,174	11,832	12,143

Implus Footcare, LLC(10)	Provider of Footwear and Other Accessories
		LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.05%, Secured Debt (Maturity—September 15, 2021)(9)	19,949	19,655	19,655

Indivior Finance LLC(11)(13)	Specialty Pharmaceutical Company Treating Opioid Dependence
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.17%, Secured Debt (Maturity—December 19, 2019)(9)	3,387	3,252	3,420

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Industrial Services Acquisition, LLC(10)	Industrial Cleaning Services
		11.25% Current / 0.75% PIK Unsecured Debt (Maturity—December 17, 2022)	4,536	4,455	4,536
		Member Units (Industrial Services Investments, LLC) (900,000 units)		900	810

				5,355	5,346

Infinity Acquisition Finance Corp.(11)	Application Software for Capital Markets
		7.25% Unsecured Debt (Maturity—August 1, 2022)	2,700	2,552	2,599

Inn of the Mountain Gods Resort and Casino(11)	Hotel & Casino Owner & Operator
		9.25% Secured Debt (Maturity—November 30, 2020)	6,249	5,958	5,624

Intertain Group Limited(11)(13)	Business-to-Consumer Online Gaming Operator
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.80%, Secured Debt (Maturity—April 8, 2022)(9)	4,175	4,123	4,227

iPayment, Inc.(11)	Provider of Merchant Acquisition
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.16%, Secured Debt (Maturity—April 11, 2023)(9)	12,000	11,883	12,120

iQor US Inc.(11)	Business Process Outsourcing Services Provider
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.22%, Secured Debt (Maturity—April 1, 2021)(9)	2,008	1,994	1,998

irth Solutions, LLC	Provider of Damage Prevention Information Technology Services
		Member Units (27,893 units)		1,441	1,920

Jackmont Hospitality, Inc.(10)	Franchisee of Casual Dining Restaurants
		LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.29% / 2.50% PIK, Current Coupon Plus PIK 7.79%, Secured Debt (Maturity—May 26, 2021)(9)	4,447	4,432	4,447

Jacuzzi Brands LLC(11)	Manufacturer of Bath and Spa Products
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—June 28, 2023)(9)	6,000	5,880	5,925

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Joerns Healthcare, LLC(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.66% Secured Debt (Maturity—May 9, 2020)(9)	13,387	13,281	12,472

Keypoint Government Solutions, Inc.(10)	Provider of Pre-Employment Screening Services
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.16%, Secured Debt (Maturity—April 18, 2024)(9)	12,500	12,378	12,378

LaMi Products, LLC(10)	General Merchandise Distribution
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.72%, Secured Debt (Maturity—September 16, 2020)(9)	11,368	11,300	11,368

Larchmont Resources, LLC(11)	Oil & Gas Exploration & Production
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, PIK Secured Debt (Maturity—August 7, 2020)(9)	2,375	2,375	2,363
		Member Units (Larchmont Intermediate Holdco, LLC) (2,828 units)		353	976

				2,728	3,339

LKCM Headwater Investments I, L.P.(12)(13)	Investment Partnership
		LP Interests (Fully diluted 2.3%)		2,500	3,967
Logix Acquisition Company, LLC(10)	Competitive Local Exchange Carrier
		LIBOR Plus 8.28% (Floor 1.00%), Current Coupon 9.45%, Secured Debt (Maturity—June 24, 2021)(9)	8,436	8,315	8,436

Looking Glass Investments, LLC(12)(13)	Specialty Consumer Finance
		Member Units (2.5 units)		125	125
		Member Units (LGI Predictive Analytics LLC) (190,712 units)(8)		128	128

				253	253

LSF9 Atlantis Holdings, LLC(11)	Provider of Wireless Telecommunications Carrier Services
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.14%, Secured Debt (Maturity—May 1, 2023)(9)	7,000	6,944	7,080

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Messenger, LLC(10)	Supplier of Specialty Stationery and Related Products to the Funeral Industry
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.47%, Secured Debt (Maturity—September 9, 2020)(9)	14,403	14,335	14,403

MHVC Acquisition Corp.(11)	Provider of Differentiated Information Solutions, Systems Engineering, and Analytics
		LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.48%, Secured Debt (Maturity—April 29, 2024)(9)	10,500	10,448	10,631

NBG Acquisition Inc(11)	Wholesaler of Home Décor Products
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.91%, Secured Debt (Maturity—April 26, 2024)(9)	4,430	4,359	4,408

Minute Key, Inc.	Operator of Automated Key Duplication Kiosks
		12% Secured Debt (Maturity—September 19, 2019)	15,782	15,533	15,533
		Warrants (1,437,409 equivalent shares; Expiration—May 20, 2025; Strike price—$0.01 per share)		280	930

				15,813	16,463

New Media Holdings II LLC(11)(13)	Local Newspaper Operator
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.48%, Secured Debt (Maturity—June 4, 2020)(9)	17,804	17,582	17,760

NNE Partners, LLC(10)	Oil & Gas Exploration & Production
		LIBOR Plus 8.00%, Current Coupon 9.21%, Secured Debt (Maturity—March 2, 2022)	9,042	8,955	8,955

North American Lifting Holdings, Inc.(11)	Crane Service Provider
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.80%, Secured Debt (Maturity—November 27, 2020)(9)	7,785	6,830	7,308

Novetta Solutions, LLC(11)	Provider of Advanced Analytics Solutions for Defense Agencies
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.30%, Secured Debt (Maturity—October 17, 2022)(9)	6,761	6,476	6,546

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

NTM Acquisition Corp.(11)	Provider of B2B Travel Information Content
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.34%, Secured Debt (Maturity—June 7, 2022)(9)	6,349	6,280	6,318

Ospemifene Royalty Sub LLC (QuatRx)(10)	Estrogen-Deficiency Drug Manufacturer and Distributor
		11.5% Secured Debt (Maturity—November 15, 2026)(14)	5,071	5,071	1,539

Pardus Oil and Gas, LLC(11)	Oil & Gas Exploration & Production
		13% PIK Secured Debt (Maturity—November 12, 2021)	1,989	1,989	1,729
		5% PIK Secured Debt (Maturity—May 13, 2022)	1,016	1,016	270
		Member Units (2,472 units)		2,472	—

				5,477	1,999

Paris Presents Incorporated(11)	Branded Cosmetic and Bath Accessories
		LIBOR Plus 8.75% (Floor 1.00%), Current Coupon 9.98%, Secured Debt (Maturity—December 31, 2021)(9)	4,500	4,468	4,455

Parq Holdings Limited Partnership(11)(13)	Hotel & Casino Operator
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.71%, Secured Debt (Maturity—December 17, 2020)(9)	7,500	7,405	7,481

Permian Holdco 2, Inc.(11)	Storage Tank Manufacturer
		14% PIK Unsecured Debt (Maturity—October 15, 2021)	212	212	212
		Preferred Stock (Permian Holdco 1, Inc.) (154,558 units)		799	799
		Common Stock (Permian Holdco 1, Inc.) (154,558 units)		—	—

				1,011	1,011

Pernix Therapeutics Holdings, Inc.(10)	Pharmaceutical Royalty
		12% Secured Debt (Maturity—August 1, 2020)	3,214	3,214	1,896

Pike Corporation(11)	Construction and Maintenance Services for Electric Transmission and Distribution Infrastructure
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.23%, Secured Debt (Maturity—September 10, 2024)(9)	3,000	2,971	3,053

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Point.360(10)	Fully Integrated Provider of Digital Media Services
		Warrants (65,463 equivalent shares; Expiration—July 7, 2020; Strike price—$0.75 per share)		69	—
		Common Stock (163,658 shares)		273	20

				342	20

PPC/SHIFT LLC(10)	Provider of Digital Solutions to Automotive Industry
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.04%, Secured Debt (Maturity—December 22, 2021)(9)	6,913	6,778	6,912

Prowler Acquisition Corp.(11)	Specialty Distributor to the Energy Sector
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.80%, Secured Debt (Maturity—January 28, 2020)(9)	11,200	9,491	9,352

PT Network, LLC(10)	Provider of Outpatient Physical Therapy and Sports Medicine Services
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.70%, Secured Debt (Maturity—November 30, 2021)(9)	17,619	17,396	17,501

QBS Parent, Inc.(11)	Provider of Software and Services to the Oil & Gas Industry
		LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 5.92%, Secured Debt (Maturity—August 7, 2021)(9)	14,272	14,095	13,737

Redbox Automated Retail, LLC(11)	Operator of Home Media Entertainment Kiosks
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.79%, Secured Debt (Maturity—September 27, 2021)(9)	11,156	10,852	11,221

RGL Reservoir Operations Inc.(11)(13)	Oil & Gas Equipment and Services
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.27%, Secured Debt (Maturity—August 13, 2021)(9)	3,890	3,814	671

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

RM Bidder, LLC(10)	Scripted and Unscripted TV and Digital Programming Provider
		Warrants (327,532 equivalent units; Expiration—October 20, 2025; Strike price—$14.28 per unit)		425	—
		Member Units (2,779 units)		46	33

				471	33
SAExploration, Inc.(10)(13)	Geophysical Services Provider
		Common Stock (50 shares)		65	—
SAFETY Investment Holdings, LLC	Provider of Intelligent Driver Record Monitoring Software and Services
		Member Units (2,000,000 units)		2,000	1,670

Salient Partners L.P.(11)	Provider of Asset Management Services
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.66%, Secured Debt (Maturity—June 9, 2021)(9)	10,514	10,271	10,198

Sigma Electric Manufacturing Corporation(10)(13)	Manufacturer and Distributor of Electrical Fittings and Parts
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.40%, Secured Debt (Maturity—October 13, 2021)(9)	12,500	12,225	12,500

Sorenson Communications, Inc.(11)	Manufacturer of Communication Products for Hearing Impaired
		LIBOR Plus 5.75% (Floor 2.25%), Current Coupon 8.00%, Secured Debt (Maturity—April 30, 2020)(9)	13,302	13,226	13,394
		9% Secured Debt (Maturity—October 31, 2020)	3,666	3,470	3,630

				16,696	17,024

Strike, LLC(11)	Pipeline Construction and Maintenance Services
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.30%, Secured Debt (Maturity—November 30, 2022)(9)	9,750	9,476	9,994
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.30%, Secured Debt (Maturity—May 30, 2019)(9)	500	471	511

				9,947	10,505

Subsea Global Solutions, LLC(10)	Underwater Maintenance and Repair Services
		LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.50%, Secured Debt (Maturity—March 17, 2020)(9)	7,581	7,523	7,581

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Synagro Infrastructure Company, Inc(11)	Waste Management Services
		LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.55%, Secured Debt (Maturity—August 22, 2020)(9)	9,161	8,895	8,749

Targus International, LLC(11)	Distributor of Protective Cases for Mobile Devices
		15% PIK Secured Debt (Maturity—December 31, 2019)	1,227	1,227	1,227
		Common Stock (Targus Cayman HoldCo Limited) (249,614 shares)(13)		2,555	230

				3,782	1,457

Tectonic Holdings, LLC	Financial Services Organization
		Member Units (200,000 units)		2,000	2,000

TE Holdings, LLC(11)	Oil & Gas Exploration & Production
		Member Units (97,048 units)		970	463

TeleGuam Holdings, LLC(11)	Cable and Telecom Services Provider
		LIBOR Plus 4.00% (Floor 1.25%), Current Coupon 5.25%, Secured Debt (Maturity—December 10, 2018)(9)	7,255	7,249	7,255
		LIBOR Plus 7.50% (Floor 1.25%), Current Coupon 8.75%, Secured Debt (Maturity—June 10, 2019)(9)	10,500	10,453	10,500

				17,702	17,755

TMC Merger Sub Corp.(11)	Refractory & Maintenance Services Provider
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—October 31, 2022)(9)	14,828	14,690	14,902

TOMS Shoes, LLC(11)	Global Designer, Distributor, and Retailer of Casual Footwear
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.70%, Secured Debt (Maturity—October 30, 2020)(9)	4,888	4,581	2,729

Turning Point Brands, Inc.(10)(13)	Marketer/Distributor of Tobacco Products
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.27%, Secured Debt (Maturity—May 17, 2022)(9)	8,479	8,399	8,458

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

TVG-I-E CMN ACQUISITION, LLC(10)	Organic Lead Generation for Online Postsecondary Schools
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.04%, Secured Debt (Maturity—November 3, 2021)(9)	6,378	6,265	6,378

Tweddle Group, Inc.(11)	Provider of Technical Information Services to Automotive OEMs
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.17%, Secured Debt (Maturity—October 21, 2022)(9)	6,275	6,160	6,322

U.S. TelePacific Corp.(11)	Provider of Communications and Managed Services
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.23%, Secured Debt (Maturity—May 2, 2023)(9)	18,000	17,879	17,822

UOS, LLC(11)	Specialty Equipment Sales and Rentals
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.80%, Secured Debt (Maturity—April 18, 2023)(9)	3,750	3,713	3,820

US Joiner Holding Company(11)	Marine Interior Design and Installation
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.30%, Secured Debt (Maturity—April 16, 2020)(9)	13,826	13,705	13,861

VCVH Holding Corp. (Verisk)(11)	Healthcare Technology Services Focused on Revenue Maximization
		LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 10.55%, Secured Debt (Maturity—June 1, 2024)(9)	1,500	1,466	1,504
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.30%, Secured Debt (Maturity—June 1, 2023)(9)	11,172	11,167	11,179

				12,633	12,683

VIP Cinema Holdings, Inc.(11)	Supplier of Luxury Seating to the Cinema Industry
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.30%, Secured Debt (Maturity—March 1, 2023)(9)	7,900	7,862	7,993

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Virtex Enterprises, LP(10)	Specialty, Full-Service Provider of Complex Electronic Manufacturing Services
		12% Secured Debt (Maturity—December 27, 2018)	1,667	1,583	1,583
		Preferred Class A Units (14 units; 5% cumulative)(8)		333	920
		Warrants (11 equivalent units; Expiration—December 27, 2023; Strike price—$0.001 per unit)		186	484

				2,102	2,987

Vistar Media, Inc.(10)	Operator of Digital Out-of-Home Advertising Platform
		LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.15%, Secured Debt (Maturity—February 16, 2022)(9)	3,375	3,078	3,078
		Warrants (70,207 equivalent shares; Expiration—February 17, 2027; Strike price—$0.01 per share)		331	331

				3,409	3,409

Wellnext, LLC(10)	Manufacturer of Supplements and Vitamins
		LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.00%, Secured Debt (Maturity—July 21, 2022)(9)	9,930	9,849	9,930

Worley Claims Services, LLC(10)	Insurance Adjustment Management and Services Provider
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.21%, Secured Debt (Maturity—October 31, 2020)(9)	5,794	5,759	5,794

YP Holdings LLC(11)	Online and Offline Advertising Operator
		LIBOR Plus 11.00% (Floor 1.25%), Current Coupon 12.30%, Secured Debt (Maturity—June 4, 2018)(9)	19,355	19,067	19,355

Zilliant Incorporated	Price Optimization and Margin Management Solutions
		Preferred Stock (186,777 shares)		154	260
		Warrants (952,500 equivalent shares; Expiration—June 15, 2022; Strike price—$0.001 per share)		1,071	1,190

				1,225	1,450

Subtotal Non-Control/Non-Affiliate Investments (50.0% of total investments at fair value)				$1,058,628	$1,036,745

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Total Portfolio Investments, June 30, 2017				$1,972,248	$2,076,946

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

(9)
Index based floating interest rate is subject to contractual minimum interest rate. A majority of the variable rate loans in the Company's investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at June 30, 2017. As noted in this schedule, 63% (based on the par amount of the loans) of the loans contain LIBOR floors which range between 0.50% and 2.25%, with a weighted-average LIBOR floor of approximately 1.05%.

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Gulf Publishing Holdings, LLC	Energy Industry Focused Media and Publishing
		12.5% Secured Debt (Maturity—April 29, 2021)	10,000	9,911	9,911
		Member Units (3,124 units)		3,124	3,124

				13,035	13,035

Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
		Common Stock (107,456 shares)(8)		718	3,120

Hawthorne Customs and Dispatch Services, LLC	Facilitator of Import Logistics, Brokerage, and Warehousing
		Member Units (500 units)		589	280
		Member Units (Wallisville Real Estate, LLC) (588,210 units)(8)		1,215	2,040

				1,804	2,320

HW Temps LLC	Temporary Staffing Solutions
		LIBOR Plus 13.00% (Floor 1.00%), Current Coupon 14.00%, Secured Debt (Maturity July 2, 2020)(9)	10,576	10,500	10,500
		Preferred Member Units (3,200 units)(8)		3,942	3,940

				14,442	14,440

Hydratec, Inc.	Designer and Installer of Micro-Irrigation Systems
		Common Stock (7,095 shares)(8)		7,095	15,640

IDX Broker, LLC	Provider of Marketing and CRM Tools for the Real Estate Industry
		12.5% Secured Debt (Maturity—November 15, 2018)	10,950	10,904	10,950
		Member Units (5,400 units)(8)		5,606	7,040

				16,510	17,990

Indianapolis Aviation Partners, LLC	Fixed Base Operator
		15% Secured Debt (Maturity—January 15, 2017)	3,100	3,100	3,100
		Warrants (1,046 equivalent units; Expiration—September 15, 2019; Strike price—$0.01 per unit)		1,129	2,649

				4,229	5,749

Jensen Jewelers of Idaho, LLC	Retail Jewelry Store
		Prime Plus 6.75% (Floor 2.00%), Current Coupon 10.25%, Secured Debt (Maturity—November 14, 2019)(9)	4,055	3,996	4,055
		Member Units (627 units)(8)		811	4,460

				4,807	8,515

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Lamb Ventures, LLC	Aftermarket Automotive Services Chain
		11% Secured Debt (Maturity—May 31, 2018)	7,657	7,657	7,657
		Preferred Equity (non-voting)		400	400
		Member Units (742 units)(8)		5,273	5,990
		9.5% Secured Debt (Lamb's Real Estate Investment I, LLC) (Maturity—December 31, 2041)	1,170	1,170	1,170
		Member Units (Lamb's Real Estate Investment I, LLC) (1,000 units)(8)		625	1,340

				15,125	16,557

Lighting Unlimited, LLC	Commercial and Residential Lighting Products and Design Services
		8% Secured Debt (Maturity—August 22, 2017)	1,514	1,514	1,514
		Preferred Equity (non-voting)		434	410
		Warrants (71 equivalent units; Expiration—June 14, 2021; Strike price—$0.01 per unit)		54	—
		Member Units (700 units)		100	—

				2,102	1,924

Marine Shelters Holdings, LLC	Fabricator of Marine and Industrial Shelters
		12% PIK Secured Debt (Maturity—December 28, 2017)(14)	9,967	9,914	9,387
		Preferred Member Units (3,810 units)		5,352	—

				15,266	9,387

MH Corbin Holding LLC	Manufacturer and Distributor of Traffic Safety Products
		10% Secured Debt (Maturity—August 31, 2020)	13,300	13,197	13,197
		Preferred Member Units (4,000 shares)		6,000	6,000

				19,197	19,197

Mid-Columbia Lumber Products, LLC	Manufacturer of Finger-Jointed Lumber Products
		10% Secured Debt (Maturity—December 18, 2017)	1,750	1,750	1,750
		12% Secured Debt (Maturity—December 18, 2017)	3,900	3,900	3,900
		Member Units (3,554 units)		1,810	2,480
		9.5% Secured Debt (Mid-Columbia Real Estate, LLC) (Maturity—May 13, 2025)	836	836	836
		Member Units (Mid-Columbia Real Estate, LLC) (250 units)(8)		250	600

				8,546	9,566

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

MSC Adviser I, LLC(16)	Third Party Investment Advisory Services
		Member Units (Fully diluted 100.0%)(8)		—	30,617

Mystic Logistics Holdings, LLC	Logistics and Distribution Services Provider for Large Volume Mailers
		12% Secured Debt (Maturity—August 15, 2019)	9,176	9,053	9,176
		Common Stock (5,873 shares)		2,720	5,780

				11,773	14,956

NAPCO Precast, LLC	Precast Concrete Manufacturing
		Prime Plus 2.00% (Floor 7.00%), Current Coupon 9.00%, Secured Debt (Maturity—February 1, 2019)(9)	2,713	2,693	2,713
		18% Secured Debt (Maturity—February 1, 2019)	3,952	3,922	3,952
		Member Units (2,955 units)(8)		2,975	10,920

				9,590	17,585

NRI Clinical Research, LLC	Clinical Research Service Provider
		LIBOR Plus 6.50% (Floor 1.50%), Current Coupon 8.00%, Secured Debt (Maturity—September 8, 2017)(9)	200	200	200
		14% Secured Debt (Maturity—September 8, 2017)	4,261	4,228	4,261
		Warrants (251,723 equivalent units; Expiration—September 8, 2021; Strike price—$0.01 per unit)		252	680
		Member Units (1,454,167 units)		765	2,462

				5,445	7,603

NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		6% Current / 6% PIK Secured Debt (Maturity—December 22, 2016)(17)	13,915	13,915	13,915
		Warrants (14,331 equivalent units; Expiration—December 22, 2022; Strike price—$0.01 per unit)		817	130
		Member Units (50,877 units)		2,900	410

				17,632	14,455

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
		Common Stock (1,500 shares)(8)		1,080	13,080

Pegasus Research Group, LLC	Provider of Telemarketing and Data Services
		Member Units (460 units)(8)		1,290	8,620

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

PPL RVs, Inc.	Recreational Vehicle Dealer
		LIBOR Plus 7.00% (Floor 0.50%), Current Coupon 7.93%, Secured Debt (Maturity—November 15, 2021)(9)	18,000	17,826	17,826
		Common Stock (1,962 shares)(8)		2,150	11,780

				19,976	29,606

Principle Environmental, LLC	Noise Abatement Service Provider
		12% Secured Debt (Maturity—April 30, 2017)	4,060	4,060	4,060
		12% Current / 2% PIK Secured Debt (Maturity—April 30, 2017)	3,378	3,378	3,378
		Preferred Member Units (19,631 units)		4,663	5,370
		Warrants (1,036 equivalent units; Expiration—January 31, 2021; Strike price—$0.01 per unit)		1,200	270

				13,301	13,078

Quality Lease Service, LLC	Provider of Rigsite Accommodation Unit Rentals and Related Services
		8% PIK Secured Debt (Maturity—June 8, 2020)	7,068	7,068	7,068
		Member Units (1,000 units)		1,118	3,188

				8,186	10,256

River Aggregates, LLC	Processor of Construction Aggregates
		Zero Coupon Secured Debt (Maturity—June 30, 2018)	750	627	627
		Member Units (1,150 units)(8)		1,150	4,600
		Member Units (RA Properties, LLC) (1,500 units)		369	2,510

				2,146	7,737

SoftTouch Medical Holdings LLC	Provider of In-Home Pediatric Durable Medical Equipment
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—October 31, 2019)(9)	7,140	7,096	7,140
		Member Units (4,450 units)(8)		4,930	9,170

				12,026	16,310

The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
		9% Secured Debt (Maturity—October 2, 2018)	2,924	2,922	2,922
		Series A Preferred Units (2,500 units; 10% Cumulative)		2,500	—
		Warrants (1,424 equivalent units; Expiration—July 1, 2024; Strike price—$0.01 per unit)		1,096	—
		Member Units (MPI Real Estate Holdings, LLC) (100 units)(8)		2,300	2,300

				8,818	5,222

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Uvalco Supply, LLC	Farm and Ranch Supply Store
		9% Secured Debt (Maturity—January 1, 2019)	872	872	872
		Member Units (2,011 units)(8)		3,843	4,640

				4,715	5,512

Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage
		13% Secured Debt (Maturity—December 23, 2018)	2,814	2,814	2,814
		Series A Preferred Stock (3,000,000 shares)		3,000	3,000
		Common Stock (1,126,242 shares)		3,706	—

				9,520	5,814

Ziegler's NYPD, LLC	Casual Restaurant Group
		6.5% Secured Debt (Maturity—October 1, 2019)	1,000	994	994
		12% Secured Debt (Maturity—October 1, 2019)	300	300	300
		14% Secured Debt (Maturity—October 1, 2019)	2,750	2,750	2,750
		Warrants (587 equivalent units; Expiration—September 29, 2018; Strike price—$0.01 per unit)		600	240
		Preferred Member Units (10,072 units)		2,834	4,100

				7,478	8,384

Subtotal Control Investments (29.8% of total investments at fair value)				$439,674	$594,282

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Affiliate Investments(6)

AFG Capital Group, LLC	Provider of Rent-to-Own Financing Solutions and Services
		Warrants (42 equivalent units; Expiration—November 7, 2024; Strike price—$0.01 per unit)		$259	$670
		Member Units (186 units)(8)		1,200	2,750

				1,459	3,420

Barfly Ventures, LLC(10)	Casual Restaurant Group
		12% Secured Debt (Maturity—August 31, 2020)	5,958	5,860	5,827
		Options (2 equivalent units)		397	490
		Warrant (1 equivalent unit; Expiration—August 31, 2025; Strike price—$1.00 per unit)		473	280

				6,730	6,597

BBB Tank Services, LLC	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity—April 8, 2021)(9)	800	797	797
		15% Current Secured Debt (Maturity—April 8, 2021)	4,027	3,991	3,991
		Member Units (800,000 units)		800	800

				5,588	5,588

Boss Industries, LLC	Manufacturer and Distributor of Air, Power and Other Industrial Equipment
		Preferred Member Units (2,242 units)(8)		2,426	2,800

Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions Provider
		13% Secured Debt (Maturity—July 25, 2021)	7,500	5,610	5,610
		Warrants (63 equivalent shares; Expiration—April 18, 2022; Strike price—$0.01 per share)		2,132	3,370
		13% Secured Debt (Mercury Service Group, LLC) (Maturity—July 25, 2021)	1,000	991	1,000
		Preferred Member Units (Mercury Service Group, LLC) (17,742 units)(8)		1,000	1,000

				9,733	10,980

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Buca C, LLC	Casual Restaurant Group
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—June 30, 2020)(9)	22,671	22,504	22,671
		Preferred Member Units (6 units; 6% cumulative)(8)		3,937	4,660

				26,441	27,331

CAI Software LLC	Provider of Specialized Enterprise Resource Planning Software
		12% Secured Debt (Maturity—October 10, 2019)	3,683	3,660	3,683
		Member Units (65,356 units)(8)		654	2,480

				4,314	6,163

CapFusion, LLC(13)	Non-Bank Lender to Small Businesses
		13% Secured Debt (Maturity—March 25, 2021)	14,400	13,202	13,202
		Warrants (1,600 equivalent units; Expiration—March 24, 2026; Strike price—$0.01 per unit)		1,200	1,200

				14,402	14,402

Chandler Signs Holdings, LLC(10)	Sign Manufacturer
		12% Secured Debt (Maturity—July 4, 2021)	4,500	4,461	4,500
		Class A Units (1,500,000 units)(8)		1,500	3,240

				5,961	7,740

Condit Exhibits, LLC	Tradeshow Exhibits / Custom Displays Provider
		Member Units (3,936 units)(8)		100	1,840

Congruent Credit Opportunities Funds(12)(13)	Investment Partnership
		LP Interests (Congruent Credit Opportunities Fund II, LP) (Fully diluted 19.8%)(8)		5,730	1,518
		LP Interests (Congruent Credit Opportunities Fund III, LP) (Fully diluted 17.4%)(8)		15,754	16,181

				21,484	17,699

Daseke, Inc.	Specialty Transportation Provider
		12% Current / 2.5% PIK Secured Debt (Maturity—July 31, 2018)	21,799	21,632	21,799
		Common Stock (19,467 shares)		5,213	24,063

				26,845	45,862

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Dos Rios Partners(12)(13)	Investment Partnership
		LP Interests (Dos Rios Partners, LP) (Fully diluted 20.2%)		5,996	4,925
		LP Interests (Dos Rios Partners—A, LP) (Fully diluted 6.4%)		1,904	1,444

				7,900	6,369

Dos Rios Stone Products LLC(10)	Limestone and Sandstone Dimension Cut Stone Mining Quarries
		Class A Units (2,000,000 units)(8)		2,000	2,070

East Teak Fine Hardwoods, Inc.	Distributor of Hardwood Products
		Common Stock (6,250 shares)(8)		480	860

East West Copolymer & Rubber, LLC	Manufacturer of Synthetic Rubbers
		12% Current / 2% PIK Secured Debt (Maturity—October 17, 2019)	9,699	9,591	8,630
		Warrants (2,510,790 equivalent units; Expiration—October 15, 2024; Strike price—$0.01 per unit)		50	—

				9,641	8,630

EIG Fund Investments(12)(13)	Investment Partnership
		LP Interests (EIG Global Private Debt fund-A, L.P.) (Fully diluted 11.1%)(8)		2,804	2,804

EIG Traverse Co-Investment, L.P.(12)(13)	Investment Partnership
		LP Interests (Fully diluted 22.2%)(8)		9,805	9,905

Freeport Financial Funds(12)(13)	Investment Partnership
		LP Interests (Freeport Financial SBIC Fund LP) (Fully diluted 9.3%)(8)		5,974	5,620
		LP Interests (Freeport First Lien Loan Fund III LP) (Fully diluted 6.0%)(8)		4,763	4,763

				10,737	10,383

Gault Financial, LLC (RMB Capital, LLC)	Purchases and Manages Collection of Healthcare and other Business Receivables
		10% Current Secured Debt (Maturity—January 1, 2019)	13,046	13,046	11,079
		Warrants (29,025 equivalent units; Expiration—February 9, 2022; Strike price—$0.01 per unit)		400	—

				13,446	11,079

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Glowpoint, Inc.	Provider of Cloud Managed Video Collaboration Services
		12% Secured Debt (Maturity—October 18, 2018)	9,000	8,949	3,997
		Common Stock (7,711,517 shares)		3,958	2,080

				12,907	6,077

Guerdon Modular Holdings, Inc.	Multi-Family and Commercial Modular Construction Company
		9% Current / 4% PIK Secured Debt (Maturity—August 13, 2019)	10,708	10,594	10,594
		Preferred Stock (404,998 shares)		1,140	1,140
		Common Stock (212,033 shares)		2,983	80

				14,717	11,814

Hawk Ridge Systems, LLC(13)	Value-Added Reseller of Engineering Design and Manufacturing Solutions
		10% Secured Debt (Maturity—December 2, 2021)	10,000	9,901	9,901
		Preferred Member Units (226 units)(8)		2,850	2,850
		Preferred Member Units (HRS Services, ULC) (226 units)		150	150

				12,901	12,901

Houston Plating and Coatings, LLC	Provider of Plating and Industrial Coating Services
		Member Units (265,756 units)		1,429	4,000

I-45 SLF LLC(12)(13)	Investment Partnership
		Member units (Fully diluted 20.0%; 24.4% profits interest)(8)		14,200	14,586

Indianhead Pipeline Services, LLC	Provider of Pipeline Support Services
		12% Secured Debt (Maturity—February 6, 2017)	5,100	5,079	5,079
		Preferred Member Units (33,819 units; 8% cumulative)(8)		2,339	2,677
		Warrants (31,928 equivalent units; Expiration—August 6, 2022; Strike price—$0.001 per unit)		459	—
		Member Units (14,732 units)		1	—

				7,878	7,756

KBK Industries, LLC	Manufacturer of Specialty Oilfield and Industrial Products
		10% Secured Debt (Maturity—September 28, 2017)	1,250	1,250	1,250
		12.5% Secured Debt (Maturity—September 28, 2017)	5,900	5,889	5,889
		Member Units (250 units)		341	2,780

				7,480	9,919

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

L.F. Manufacturing Holdings, LLC(10)	Manufacturer of Fiberglass Products
		Member Units (2,179,001 units)		2,019	1,380

OnAsset Intelligence, Inc.	Provider of Transportation Monitoring / Tracking Products and Services
		12% PIK Secured Debt (Maturity—December 31, 2015)(17)	4,519	4,519	4,519
		Preferred Stock (912 shares; 7% cumulative)		1,981	—
		Warrants (5,333 equivalent shares; Expiration—April 18, 2021; Strike price—$0.01 per share)		1,919	—

				8,419	4,519

OPI International Ltd.(13)	Provider of Man Camp and Industrial Storage Services
		10% Unsecured Debt (Maturity—April 8, 2018)	473	473	473
		Common Stock (20,766,317 shares)		1,371	1,600

				1,844	2,073

PCI Holding Company, Inc.	Manufacturer of Industrial Gas Generating Systems
		12% Secured Debt (Maturity—March 31, 2019)	13,000	12,898	13,000
		Preferred Stock (1,500,000 shares; 20% cumulative)(8)		3,379	5,370

				16,277	18,370

Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	Provider of Rigsite Accommodation Unit Rentals and Related Services
		12% Secured Debt (Maturity—January 8, 2018)(14)(15)	30,785	30,281	250
		Preferred Member Units (250 units)		2,500	—

				32,781	250

Tin Roof Acquisition Company	Casual Restaurant Group
		12% Secured Debt (Maturity—November 13, 2018)	13,511	13,385	13,385
		Class C Preferred Stock (Fully diluted 10.0%; 10% cumulative)(8)		2,738	2,738

				16,123	16,123

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

UniTek Global Services, Inc.(11)	Provider of Outsourced Infrastructure Services
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—January 13, 2019)(9)	5,021	5,010	5,021
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—January 13, 2019)(9)	824	824	824
		15% PIK Unsecured Debt (Maturity—July 13, 2019)	745	745	745
		Preferred Stock (4,935,377 shares; 13.5% cumulative)(8)		5,814	6,410
		Common Stock (705,054 shares)		—	3,010

				12,393	16,010

Universal Wellhead Services Holdings, LLC(10)	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
		Preferred Member Units (UWS Investments, LLC) (716,949 units; 14% cumulative)		717	720
		Member Units (UWS Investments, LLC) (4,000,000 units)		4,000	610

				4,717	1,330

Valley Healthcare Group, LLC	Provider of Durable Medical Equipment
		LIBOR Plus 12.50% (Floor 0.50%), Current Coupon 13.12%, Secured Debt (Maturity—December 29, 2020)(9)	12,956	12,844	12,844
		Preferred Member Units (Valley Healthcare Holding, LLC) (1,600 units)		1,600	1,600

				14,444	14,444

Volusion, LLC	Provider of Online Software-as-a-Service eCommerce Solutions
		11.5% Secured Debt (Maturity—January 26, 2020)	17,500	15,298	15,298
		Preferred Member Units (4,876,670 units)		14,000	14,000
		Warrants (1,831,355 equivalent units; Expiration—January 26, 2025; Strike price—$0.01 per unit)		2,576	2,576

				31,874	31,874

Subtotal Affiliate Investments (18.8% of total investments at fair value)				$394,699	$375,948

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

CST Industries Inc.(11)	Storage Tank Manufacturer
		LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 7.75%, Secured Debt (Maturity—May 22, 2017)(9)	9,102	9,084	9,102

Darr Equipment LP(10)	Heavy Equipment Dealer
		12% Current / 2% PIK Secured Debt (Maturity—April 15, 2020)	21,130	20,697	20,748
		Warrants (915,734 equivalent units; Expiration—April 15, 2024; Strike price—$1.50 per unit)		474	10

				21,171	20,758

Digital River, Inc.(11)	Provider of Outsourced e-Commerce Solutions and Services
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—February 12, 2021)(9)	15,184	15,086	15,317

Digital Room LLC(11)	Pure-Play e-Commerce Print Business
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—November 21, 2022)(9)	7,625	7,475	7,549

Drilling Info Holdings, Inc.	Information Services for the Oil and Gas Industry
		Common Stock (3,788,865 shares)		1,335	10,410

ECP-PF Holdings Group, Inc.(10)	Fitness Club Operator
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—November 26, 2019)(9)	5,625	5,589	5,625

EnCap Energy Fund Investments(12)(13)	Investment Partnership
		LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%)(8)		3,877	1,955
		LP Interests (EnCap Energy Capital Fund VIII Co-Investors, L.P.) (Fully diluted 0.4%)		2,200	1,225
		LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)(8)		3,957	3,680
		LP Interests (Encap Energy Capital Fund X, L.P.) (Fully diluted 0.1%)		3,039	3,039
		LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)(8)		9,116	10,452
		LP Interests (EnCap Flatrock Midstream Fund III, L.P.) (Fully diluted 0.2%)(8)		2,513	2,461

				24,702	22,812

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

GST Autoleather, Inc.(11)	Automotive Leather Manufacturer
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—July 10, 2020)(9)	13,317	13,215	13,017

Guitar Center, Inc.(11)	Musical Instruments Retailer
		6.5% Secured Debt (Maturity—April 15, 2019)	14,625	13,890	13,272

Hojeij Branded Foods, LLC(10)	Multi-Airport, Multi-Concept Restaurant Operator
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—July 27, 2021)(9)	5,432	5,390	5,432

Hoover Group, Inc.(10)(13)	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—January 28, 2021)(9)	8,546	7,963	7,963

Horizon Global Corporation(11)(13)	Auto Parts Manufacturer
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—June 30, 2021)(9)	9,375	9,249	9,551

Hostway Corporation(11)	Managed Services and Hosting Provider
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity—December 13, 2019)(9)	10,577	10,515	10,028

Hunter Defense Technologies, Inc.(11)	Provider of Military and Commercial Shelters and Systems
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—August 5, 2019)(9)	9,606	9,120	8,933

Hygea Holdings, Corp.(10)	Provider of Physician Services
		LIBOR Plus 9.25%, Current Coupon 10.17%, Secured Debt (Maturity—February 24, 2019)	7,875	7,381	7,615
		Warrants (5,990,452 equivalent shares; Expiration—February 24, 2023; Strike price—$0.01 per share)		369	1,530

				7,750	9,145

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Larchmont Resources, LLC(11)	Oil & Gas Exploration & Production
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, PIK Secured Debt (Maturity—August 7, 2020)(9)	2,260	2,260	2,209
		Member Units (Larchmont Intermediate Holdco, LLC) (2,828 units)		353	1,193

				2,613	3,402

LKCM Headwater Investments I, L.P.(12)(13)	Investment Partnership
		LP Interests (Fully diluted 2.3%)		2,500	3,627

Logix Acquisition Company, LLC(10)	Competitive Local Exchange Carrier
		LIBOR Plus 8.28% (Floor 1.00%), Current Coupon 9.28%, Secured Debt (Maturity—June 24, 2021)(9)	8,593	8,457	8,593

Looking Glass Investments, LLC(12)(13)	Specialty Consumer Finance
		9% Unsecured Debt (Maturity—June 30, 2020)	188	188	188
		Member Units (2.5 units)		125	125
		Member Units (LGI Predictive Analytics LLC) (190,712 units)(8)		160	160

				473	473

Messenger, LLC(10)	Supplier of Specialty Stationery and Related Products to the Funeral Industry
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—September 9, 2020)(9)	14,403	14,326	14,403

Minute Key, Inc.	Operator of Automated Key Duplication Kiosks
		10% Current / 2% PIK Secured Debt (Maturity—September 19, 2019)	15,700	15,404	15,404
		Warrants (1,437,409 equivalent shares; Expiration—May 20, 2025; Strike price—$0.01 per share)		280	470

				15,684	15,874

Mood Media Corporation(11)(13)	Provider of Electronic Equipment
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—May 1, 2019)(9)	14,805	14,645	14,312

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Parq Holdings Limited Partnership(11)(13)	Hotel & Casino Operator
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—December 17, 2020)(9)	7,500	7,394	7,388

Permian Holdco 2, Inc.(11)	Storage Tank Manufacturer
		14% PIK Unsecured Debt (Maturity—October 15, 2021)	198	198	198
		Preferred Stock (Permian Holdco 1, Inc.) (154,558 units)		799	799
		Common Stock (Permian Holdco 1, Inc.) (154,558 units)		—	—

				997	997

Pernix Therapeutics Holdings, Inc.(10)	Pharmaceutical Royalty
		12% Secured Debt (Maturity—August 1, 2020)	3,447	3,447	3,326

Pet Holdings ULC(11)(13)	Retailer of Pet Products and Supplies to Consumers
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—July 5, 2022)(9)	2,494	2,470	2,503

Pike Corporation(11)	Construction and Maintenance Services for Electric Transmission and Distribution Infrastructure
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—June 22, 2022)(9)	14,000	13,720	14,082

Point.360(10)	Fully Integrated Provider of Digital Media Services
		Warrants (65,463 equivalent shares; Expiration—July 7, 2020; Strike price—$0.75 per share)		69	—
		Common Stock (163,658 shares)		273	63

				342	63

Polycom, Inc.(11)	Provider of Audio and Video Communication Solutions
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—September 27, 2023)(9)	12,089	11,617	12,194

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

RM Bidder, LLC(10)	Scripted and Unscripted TV and Digital Programming Provider
		Warrants (327,532 equivalent units; Expiration—October 20, 2025; Strike price—$14.28 per unit)		425	300
		Member Units (2,779 units)		46	44

				471	344

SAExploration, Inc.(10)(13)	Geophysical Services Provider
		Common Stock (50 shares)		65	3

SAFETY Investment Holdings, LLC	Provider of Intelligent Driver Record Monitoring Software and Services
		Member Units (2,000,000 units)		2,000	2,000

Salient Partners L.P.(11)	Provider of Asset Management Services
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—June 9, 2021)(9)	10,812	10,538	10,352

School Specialty, Inc.(11)	Distributor of Education Supplies and Furniture
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—June 11, 2019)(9)	5,712	5,632	5,784

Sigma Electric Manufacturing Corporation(10)(13)	Manufacturer and Distributor of Electrical Fittings and Parts
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—October 13, 2021)(9)	12,500	12,200	12,200

Sorenson Communications, Inc.(11)	Manufacturer of Communication Products for Hearing Impaired
		LIBOR Plus 5.75% (Floor 2.25%), Current Coupon 8.00%, Secured Debt (Maturity—April 30, 2020)(9)	13,371	13,283	13,271

Strike, LLC(11)	Pipeline Construction and Maintenance Services
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity—November 30, 2022)(9)	10,000	9,666	9,864

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Travel Leaders Group, LLC(11)	Travel Agency Network Provider
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—December 7, 2020)(9)	10,994	10,936	10,975

Truck Bodies and Equipment International, Inc.(10)	Manufacturer of Dump Truck Bodies and Dump Trailers
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—March 31, 2021)(9)	15,750	15,602	15,602

TVG-I-E CMN ACQUISITION, LLC(10)	Organic Lead Generation for Online Postsecondary Schools
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—November 3, 2021)(9)	6,459	6,334	6,334

Tweddle Group, Inc.(11)	Provider of Technical Information Services to Automotive OEMs
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—October 21, 2022)(9)	8,462	8,295	8,419

UniRush, LLC	Provider of Prepaid Debit Card Solutions
		12% Secured Debt (Maturity—February 1, 2019)	12,000	10,981	12,000
		Warrants (444,725 equivalent units; Expiration—February 2, 2026; Strike price—$10.27 per unit)		1,250	1,250

				12,231	13,250

US Joiner Holding Company(11)	Marine Interior Design and Installation
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—April 16, 2020)(9)	11,514	11,435	11,456

U.S. TelePacific Corp.(10)	Provider of Communications and Managed Services
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—February 24, 2021)(9)	7,500	7,377	7,377

VCVH Holding Corp. (Verisk)(11)	Healthcare Technology Services Focused on Revenue Maximization
		LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 10.25%, Secured Debt (Maturity—June 1, 2024)(9)	1,500	1,464	1,488

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Virtex Enterprises, LP(10)	Specialty, Full-Service Provider of Complex Electronic Manufacturing Services
		12% Secured Debt (Maturity—December 27, 2018)	1,667	1,559	1,559
		Preferred Class A Units (14 units; 5% cumulative)(8)		333	612
		Warrants (11 equivalent units; Expiration—December 27, 2023; Strike price—$0.001 per unit)		186	220

				2,078	2,391

Wellnext, LLC(10)	Manufacturer of Supplements and Vitamins
		LIBOR Plus 9.00% (Floor 0.50%), Current Coupon 9.85%, Secured Debt (Maturity—May 23, 2021)(9)	10,058	9,968	10,058

Western Dental Services, Inc.(11)	Dental Care Services
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—November 1, 2018)(9)	4,904	4,902	4,885

Wilton Brands LLC(11)	Specialty Housewares Retailer
		LIBOR Plus 7.25% (Floor 1.25%), Current Coupon 8.50%, Secured Debt (Maturity—August 30, 2018)(9)	1,153	1,147	1,093

Worley Claims Services, LLC(10)	Insurance Adjustment Management and Services Provider
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity—October 31, 2020)(9)	6,386	6,342	6,386

YP Holdings LLC(11)	Online and Offline Advertising Operator
		LIBOR Plus 11.00% (Floor 1.25%), Current Coupon 12.25%, Secured Debt (Maturity—June 4, 2018)(9)	11,428	10,969	11,398

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value

Zilliant Incorporated	Price Optimization and Margin Management Solutions
		Preferred Stock (186,777 shares)		154	260
		Warrants (952,500 equivalent shares; Expiration—June 15, 2022; Strike price—$0.001 per share)		1,071	1,190

				1,225	1,450

Subtotal Non-Control/Non-Affiliate Investments (51.4% of total investments at fair value)				$1,037,510	$1,026,676

Total Portfolio Investments, December 31, 2016				$1,871,883	$1,996,906

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

2.     Basis of Presentation

        Main Street's consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 946, Financial Services-Investment Company ("ASC 946"). For each of the periods presented herein, Main Street's consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of Main Street's investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments and the investment in the External Investment Manager (see Note C—Fair Value Hierarchy for Investments and Debentures—Portfolio Composition—Investment Portfolio Composition for additional discussion of Main Street's Investment Portfolio and definitions for the terms Private Loan and Other Portfolio). Main Street's results of operations for the three and six months ended June 30, 2017 and 2016, cash flows for the six months ended June 30, 2017 and 2016, and financial position as of June 30, 2017 and December 31, 2016, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation.

        The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2017 and 2016 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

        Under regulations pursuant to Article 6 of Regulation S-X applicable to BDCs and ASC 946, Main Street is precluded from consolidating other entities in which Main Street has equity investments, including those in which it has a controlling interest, unless the other entity is another investment company. An exception to this general principle in ASC 946 occurs if Main Street holds a controlling interest in an operating company that provides all or substantially all of its services directly to Main Street or to its portfolio companies. Accordingly, as noted above, MSCC's consolidated financial statements include the financial position and operating results for the Funds and the Taxable Subsidiaries. Main Street has determined that all of its portfolio investments do not qualify for this exception, including the investment in the External Investment Manager. Therefore, Main Street's Investment Portfolio is carried on the consolidated balance sheet at fair value, as discussed further in Note B, with any adjustments to fair value recognized as "Net Change in Unrealized Appreciation

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(Depreciation)" on the consolidated statements of operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a "Net Realized Gain (Loss)."

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations, recommendations and an assurance certification regarding the Company's determinations of the fair value of its LMM portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street's investments in each LMM portfolio company at least once every calendar year, and for Main Street's

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at Main Street's determination of fair value on its investments in a total of 27 LMM portfolio companies for the six months ended June 30, 2017, representing approximately 39% of the total LMM portfolio at fair value as of June 30, 2017, and on a total of 29 LMM portfolio companies for the six months ended June 30, 2016, representing approximately 43% of the total LMM portfolio at fair value as of June 30, 2016. Excluding its investments in new LMM portfolio companies which have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment as of June 30, 2017 and 2016, as applicable, and its investments in the LMM portfolio companies that were not reviewed because their equity is publicly traded or they hold real estate for which a third-party appraisal is obtained on at least an annual basis, the percentage of the LMM portfolio reviewed and certified by its independent financial advisory services firm for the six months ended June 30, 2017 and 2016 was 45% and 48% of the total LMM portfolio at fair value as of June 30, 2017 and 2016, respectively.

        For valuation purposes, all of Main Street's Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. Because the vast majority of the Middle Market portfolio investments are typically valued using third-party quotes or other independent pricing services (including 96% and 94% of the Middle Market portfolio investments as of June 30, 2017 and December 31, 2016, respectively), Main Street does not generally consult with any financial advisory services firms in connection with determining the fair value of its Middle Market investments.

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

        In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations and recommendations and an assurance certification regarding the Company's determinations of the fair value of its Private Loan portfolio company investments. The nationally recognized independent financial advisory services firm

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

is generally consulted relative to Main Street's investments in each Private Loan portfolio company at least once every calendar year, and for Main Street's investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at its determination of fair value on its investments in a total of 13 Private Loan portfolio companies for the six months ended June 30, 2017, representing approximately 39% of the total Private Loan portfolio at fair value as of June 30, 2017, and on a total of 14 Private Loan portfolio companies for the six months ended June 30, 2016, representing approximately 48% of the total Private Loan portfolio at fair value as of June 30, 2016. Excluding its investments in new Private Loan portfolio companies which have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment as of June 30, 2017 and 2016, as applicable, and investments in its Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, the percentage of the Private Loan portfolio reviewed and certified by its independent financial advisory services firm for the six months ended June 30, 2017 and 2016 was 59% and 65% of the total Private Loan portfolio at fair value as of June 30, 2017 and 2016, respectively.

        For valuation purposes, all of Main Street's Other Portfolio investments are non-control investments. Main Street's Other Portfolio investments comprised 5.0% of Main Street's Investment Portfolio at fair value as of both June 30, 2017 and December 31, 2016. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For Other Portfolio equity investments, Main Street generally determines the fair value of its investments using the NAV valuation method. For its Other Portfolio debt investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Other Portfolio debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method. For its Other Portfolio debt investments for which third-party quotes or other independent pricing are available and appropriate, Main Street determines the fair value of these investments through obtaining third-party quotes or other independent pricing to the extent that these inputs are available and appropriate to determine fair value.

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

        The Board of Directors of Main Street has the final responsibility for overseeing, reviewing and approving, in good faith, Main Street's determination of the fair value for its Investment Portfolio, as well as its valuation procedures, consistent with 1940 Act requirements. Main Street believes its Investment Portfolio as of June 30, 2017 and December 31, 2016 approximates fair value as of those dates based on the markets in which Main Street operates and other conditions in existence on those reporting dates.

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

        At June 30, 2017, cash balances totaling $18.1 million exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company's cash deposits are held at large, established, high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        As of June 30, 2017, Main Street's total Investment Portfolio had five investments on non-accrual status, which comprised approximately 0.2% of its fair value and 2.6% of its cost. As of December 31, 2016, Main Street's total Investment Portfolio had four investments on non-accrual status, which comprised approximately 0.6% of its fair value and 3.0% of its cost.

        Main Street holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind ("PIK") interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. Main Street stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended June 30, 2017 and 2016, (i) approximately 3.0% and 4.1%, respectively, of Main Street's total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.8% and 0.7%, respectively, of Main Street's total investment income was attributable to cumulative dividend income not paid currently in cash. For the six months ended June 30, 2017 and 2016, (i) approximately 3.2% and 3.6%, respectively, of Main Street's total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.8% and 0.8%, respectively, of Main Street's total investment income was attributable to cumulative dividend income not paid currently in cash.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        A presentation of the investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$39,065	$33,419	$77,528	$65,601
Dividend income	8,128	7,735	15,110	15,364
Fee income	3,078	1,711	5,522	3,776

Total interest, fee and dividend income	$50,271	$42,865	$98,160	$84,741

5.     Deferred Financing Costs

        Deferred financing costs include commitment fees and other costs related to Main Street's multi-year revolving credit facility (the "Credit Facility", as discussed further in Note F) and its notes (as discussed further in Note G), as well as the commitment fees and leverage fees (approximately 3.4% of the total commitment and draw amounts, as applicable) on the SBIC debentures (as discussed further in Note E) which are not accounted for under the fair value option under ASC 825 (as discussed further in Note B.11.). Deferred financing costs in connection with our Credit Facility are capitalized as an asset. Deferred financing costs in connection with all other debt arrangements not using the fair value option are a direct deduction from the related debt liability.

6.     Equity Offering Costs

        The Company's offering costs are charged against the proceeds from equity offerings when the proceeds are received.

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

        To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the three months ended June 30, 2017 and 2016, approximately 3.6% and 3.0%, respectively, of Main Street's total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction. For the six months ended June 30, 2017 and 2016, approximately 3.6% and 2.8%, respectively, of Main Street's total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction.

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

        Effective January 1, 2016, Main Street elected early adoption of Accounting Standards Update ("ASU") 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09," as discussed further below in Note B.13.). ASU 2016-09 requires that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement and no longer delay recognition of a tax benefit until the tax benefit is realized through a reduction to taxes payable. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Additionally, ASU 2016-09 allows an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, net of forfeitures, (current GAAP) or account for forfeitures when they occur. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. As such, Main Street recorded a $1.8 million adjustment to "Net Unrealized Appreciation, Net of Income Taxes" on the consolidated balance sheet to capture the cumulative tax effect as of January 1, 2016. Main Street has elected to account for forfeitures as they occur and this change had no impact on its consolidated financial statements. The additional amendments (cash flows classification, minimum statutory tax withholding requirements and classification of awards as either a liability or equity) did not have an effect on Main Street's consolidated financial statements.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt financing costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the related debt liability, similar to the presentation of debt discounts. Additionally in August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which provides further clarification on the same topic and states that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of the deferred costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Main Street adopted the guidance for debt arrangements that are not line-of-credit arrangements as of June 30, 2017. Comparative financial statements of prior interim and annual periods have been adjusted to apply the new method retrospectively. As a result of the adoption, Main Street reclassified $7.9 million of deferred financing costs assets to a direct deduction from the related debt liability on the consolidated balance sheet as of December 31, 2016. The adoption of this guidance had no impact on net assets, the consolidated statements of operations or the consolidated statements of cash flows.

        In May 2015, the FASB issued ASU 2015-07, Fair Value Measurements—Disclosures for Certain Entities that Calculate Net Asset Value per Share. This amendment updates guidance intended to eliminate the diversity in practice surrounding how investments measured at net asset value under the practical expedient with future redemption dates have been categorized in the fair value hierarchy. Under the updated guidance, investments for which fair value is measured at net asset value per share using the practical expedient should no longer be categorized in the fair value hierarchy, while investments for which fair value is measured at net asset value per share but the practical expedient is not applied should continue to be categorized in the fair value hierarchy. The updated guidance requires retrospective adoption for all periods presented and is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. Main Street adopted this standard during the three months ended March 31, 2016. There was no impact of the adoption of this new accounting standard on Main Street's consolidated financial statements as none of its investments are measured through the use of the practical expedient.

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

        In March 2016, the FASB issued ASU 2016-09, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. Main Street elected to early adopt this standard during the three months ended March 31, 2016. See further discussion of the impact of the adoption of this standard in Note B.8.

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

        As of June 30, 2017 and December 31, 2016, all of Main Street's LMM portfolio investments except for the equity investment in one portfolio company consisted of illiquid securities issued by private companies. The investment which was the exception was in a company with publicly traded equity. As a result, the fair value determination for the LMM portfolio investments primarily consisted of unobservable inputs. The fair value determination for the publicly traded equity security consisted of observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value. As a result, all of Main Street's LMM portfolio investments were categorized

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

as Level 3 as of June 30, 2017 and December 31, 2016, except for the one publicly traded equity security which was categorized as Level 2.

        As of June 30, 2017 and December 31, 2016, Main Street's Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Middle Market portfolio investments were categorized as Level 3 as of June 30, 2017 and December 31, 2016.

        As of June 30, 2017 and December 31, 2016, Main Street's Private Loan portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Private Loan portfolio investments were categorized as Level 3 as of June 30, 2017 and December 31, 2016.

        As of June 30, 2017 and December 31, 2016, Main Street's Other Portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street's Other Portfolio investments were categorized as Level 3 as of June 30, 2017 and December 31, 2016.

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

        The following tables provide a summary of the significant unobservable inputs used to fair value Main Street's Level 3 portfolio investments as of June 30, 2017 and December 31, 2016:

Type of Investment	Fair Value as of June 30, 2017 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)	Median(3)
Equity investments	$595,462	Discounted cash flow	Weighted-average cost of capital	10.2% - 22.6%	12.5%	13.1%
		Market comparable / Enterprise Value	EBITDA multiple(1)	4.5x - 8.5x(2)	7.2x	6.0x
Debt investments	$839,680	Discounted cash flow	Risk adjusted discount factor	6.7% - 16.8%(2)	11.2%	11.3%
			Expected principal recovery percentage	3.0% - 100.0%	99.7%	100.0%
Debt investments	$639,634	Market approach	Third-party quote	17.3 - 105.0

Total Level 3 investments	$2,074,776

(1)
EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

(2)
Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 4.0x - 17.5x and the range for risk adjusted discount factor is 4.4% - 49.0%.

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

        The following tables provide a summary of changes in fair value of Main Street's Level 3 portfolio investments for the six month periods ended June 30, 2017 and 2016 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2016	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of June 30, 2017
Debt	$1,427,823	$—	$(401,100)	$463,717	$4,917	$(9,987)	$(6,056)	$1,479,314
Equity	549,453	—	(14,318)	45,446	(27,523)	23,578	6,056	582,692
Equity Warrant	17,550	—	(2,802)	331	(2,688)	379	—	12,770

	$1,994,826	$—	$(418,220)	$509,494	$(25,294)	$13,970	$—	$2,074,776

(1)
Includes the impact of non-cash conversions.

Type of Investment	Fair Value as of December 31, 2015	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of June 30, 2016
Debt	1,265,544	—	(193,590)	273,126	19,795	(10,052)	(5,028)	1,349,795
Equity	519,966	—	(6,040)	49,753	(45,501)	496	5,028	523,702
Equity Warrant	10,646	—	(235)	2,819	235	(1,134)	—	12,331

	1,796,156	—	(199,865)	325,698	(25,471)	(10,690)	—	1,885,828

(1)
Includes the impact of non-cash conversions.

        As of June 30, 2017 and December 31, 2016, the fair value determination for the SBIC debentures recorded at fair value primarily consisted of unobservable inputs. As a result, the SBIC debentures which are recorded at fair value were categorized as Level 3. Main Street determines the fair value of these instruments primarily using a Yield-to-Maturity approach that analyzes the discounted cash flows of interest and principal for each SBIC debenture recorded at fair value based on estimated market interest rates for debt instruments of similar structure, terms, and maturity. Main Street's estimate of the expected repayment date of principal for each SBIC debenture recorded at fair value is the legal maturity date of the instrument. The significant unobservable inputs used in the fair value measurement of Main Street's SBIC debentures recorded at fair value are the estimated market interest rates used to fair value each debenture using the yield valuation technique described above. Significant increases

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(decreases) in the estimated market interest rates in isolation would result in a significantly lower (higher) fair value measurement.

        The following tables provide a summary of the significant unobservable inputs used to fair value Main Street's Level 3 SBIC debentures as of June 30, 2017 and December 31, 2016 (amounts in thousands):

Type of Instrument	Fair Value as of June 30, 2017	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC debentures	$49,191	Discounted cash flow	Estimated market interest rates	4.2% - 5.0%	4.5%

Type of Instrument	Fair Value as of December 31, 2016	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC debentures	$74,803	Discounted cash flow	Estimated market interest rates	3.4% - 5.3%	4.2%

        The following tables provide a summary of changes for the Level 3 SBIC debentures recorded at fair value for the six month periods ended June 30, 2017 and 2016 (amounts in thousands):

Type of Instrument	Fair Value as of December 31, 2016	Repayments	Net Realized Loss	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of June 30, 2017
SBIC debentures at fair value	$74,803	$(25,200)	$5,217	$—	$(5,629)	$49,191

Type of Instrument	Fair Value as of December 31, 2015	Repayments	Net Realized Loss	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of June 30, 2016
SBIC debentures at fair value	$73,860	$—	$—	$—	$19	$73,879

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        At June 30, 2017 and December 31, 2016, Main Street's investments and SBIC debentures at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
At June 30, 2017	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$932,074	$—	$2,170	$929,904
Middle Market portfolio investments	624,060	—	—	624,060
Private Loan portfolio investments	379,809	—	—	379,809
Other Portfolio investments	103,899	—	—	103,899
External Investment Manager	37,104	—	—	37,104

Total portfolio investments	2,076,946	—	2,170	2,074,776
Marketable securities and idle funds investments	—	—	—	—

Total investments	$2,076,946	$—	$2,170	$2,074,776

SBIC debentures at fair value	$49,191	$—	$—	$49,191

		Fair Value Measurements
		(in thousands)
At December 31, 2016	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$892,592	$—	$2,080	$890,512
Middle Market portfolio investments	630,578	—	—	630,578
Private Loan portfolio investments	342,867	—	—	342,867
Other Portfolio investments	100,252	—	—	100,252
External Investment Manager	30,617	—	—	30,617

Total portfolio investments	1,996,906	—	2,080	1,994,826
Marketable securities and idle funds investments	—	—	—	—

Total investments	$1,996,906	$—	$2,080	$1,994,826

SBIC debentures at fair value	$74,803	$—	$—	$74,803

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

        Main Street's external asset management business is conducted through its External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. Main Street entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with HMS Income Fund, Inc. ("HMS Income"). Through this agreement, Main Street shares employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. In the first quarter of 2014, Main Street began allocating cost to the External Investment Manager pursuant to the sharing agreement. Main Street's total expenses for the three months ended June 30, 2017 and 2016 are net of expenses allocated to the External Investment Manager of $1.6 million and $1.4 million, respectively. Main Street's total expenses for the six months ended June 30, 2017 and 2016 are net of expenses allocated to the External Investment Manager of $3.2 million and $2.5 million, respectively.

        Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three and six months ended June 30, 2017 and 2016, Main Street

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

did not record investment income from any single portfolio company in excess of 10% of total investment income.

        The following tables provide a summary of Main Street's investments in the LMM, Middle Market and Private Loan portfolios as of June 30, 2017 and December 31, 2016 (this information excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of June 30, 2017
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	75	68	49
Fair value	$932.1	$624.1	$379.8
Cost	$815.0	$646.3	$399.6
% of portfolio at cost—debt	68.3%	96.7%	93.3%
% of portfolio at cost—equity	31.7%	3.3%	6.7%
% of debt investments at cost secured by first priority lien	95.9%	90.2%	90.1%
Weighted-average annual effective yield(b)	12.0%	8.8%	9.5%
Average EBITDA(c)	$4.8	$92.9	$22.3

(a)
At June 30, 2017, Main Street had equity ownership in approximately 99% of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 37%.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of June 30, 2017, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares of Main Street's common stock will realize on its investment because it does not reflect Main Street's expenses or any sales load paid by an investor.

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including five LMM portfolio companies, two Middle Market portfolio companies and three Private Loan portfolio companies, as EBITDA is

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

  not a meaningful valuation metric for Main Street's investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

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

        As of June 30, 2017, Main Street had Other Portfolio investments in ten companies, collectively totaling approximately $103.9 million in fair value and approximately $111.3 million in cost basis and which comprised approximately 5.0% of Main Street's Investment Portfolio at fair value. As of December 31, 2016, Main Street had Other Portfolio investments in ten companies, collectively totaling approximately $100.3 million in fair value and approximately $107.1 million in cost basis and which comprised approximately 5.0% of Main Street's Investment Portfolio at fair value.

        As discussed further in Note A.1., Main Street holds an investment in the External Investment Manager, a wholly owned subsidiary that is treated as a portfolio investment. As of June 30, 2017, there was no cost basis in this investment and the investment had a fair value of approximately $37.1 million, which comprised approximately 1.8% of Main Street's Investment Portfolio at fair value. As of December 31, 2016, there was no cost basis in this investment and the investment had a fair value of approximately $30.6 million, which comprised approximately 1.5% of Main Street's Investment Portfolio at fair value.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of June 30, 2017 and December 31, 2016 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	June 30, 2017	December 31, 2016
First lien debt	77.0%	76.1%
Equity	15.6%	14.5%
Second lien debt	5.9%	7.7%
Equity warrants	0.9%	1.1%
Other	0.6%	0.6%

	100.0%	100.0%

Fair Value:	June 30, 2017	December 31, 2016
First lien debt	70.2%	68.7%
Equity	22.9%	22.6%
Second lien debt	5.6%	7.2%
Equity warrants	0.7%	0.9%
Other	0.6%	0.6%

	100.0%	100.0%

        The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of June 30, 2017 and December 31, 2016 (this information excludes the Other Portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	June 30, 2017	December 31, 2016
Southwest	26.2%	29.7%
Midwest	23.0%	23.0%
Northeast	17.2%	14.8%
West	16.2%	16.1%
Southeast	14.5%	13.1%
Canada	1.3%	1.7%
Other Non-United States	1.6%	1.6%

	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Fair Value:	June 30, 2017	December 31, 2016
Southwest	26.5%	31.0%
Midwest	21.6%	21.2%
West	18.7%	18.3%
Northeast	16.5%	13.9%
Southeast	14.1%	12.7%
Canada	1.1%	1.4%
Other Non-United States	1.5%	1.5%

	100.0%	100.0%

        Main Street's LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by industry at cost and fair value

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

as of June 30, 2017 and December 31, 2016 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	June 30, 2017	December 31, 2016
Energy Equipment & Services	7.7%	7.5%
Construction & Engineering	6.5%	5.3%
Hotels, Restaurants & Leisure	6.2%	6.5%
Media	6.1%	5.7%
Machinery	5.6%	5.6%
Commercial Services & Supplies	4.7%	5.0%
Specialty Retail	3.8%	4.4%
Diversified Telecommunication Services	3.6%	3.3%
Electronic Equipment, Instruments & Components	3.5%	4.5%
Diversified Consumer Services	3.3%	2.8%
Leisure Equipment & Products	3.2%	0.9%
Health Care Providers & Services	3.0%	3.0%
IT Services	2.9%	3.9%
Internet Software & Services	2.9%	3.6%
Software	2.3%	2.6%
Distributors	2.2%	1.1%
Diversified Financial Services	2.1%	2.3%
Health Care Equipment & Supplies	2.1%	2.3%
Computers & Peripherals	2.1%	2.2%
Communications Equipment	2.1%	2.3%
Food Products	2.0%	2.6%
Building Products	2.0%	2.1%
Aerospace & Defense	2.0%	0.9%
Auto Components	1.7%	3.0%
Professional Services	1.7%	1.4%
Oil, Gas & Consumable Fuels	1.5%	1.2%
Construction Materials	1.3%	0.7%
Road & Rail	1.1%	1.5%
Real Estate Management & Development	1.0%	0.7%
Health Care Technology	1.0%	0.5%
Air Freight & Logistics	0.9%	1.0%
Consumer Finance	0.7%	1.5%
Other(1)	7.2%	8.1%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Fair Value:	June 30, 2017	December 31, 2016
Machinery	6.9%	6.7%
Construction & Engineering	6.7%	5.6%
Hotels, Restaurants & Leisure	6.3%	6.5%
Diversified Consumer Services	6.3%	5.5%
Energy Equipment & Services	6.3%	5.8%
Media	5.6%	5.2%
Commercial Services & Supplies	4.7%	5.0%
Specialty Retail	3.9%	4.6%
Leisure Equipment & Products	3.1%	0.9%
Electronic Equipment, Instruments & Components	3.0%	3.9%
IT Services	3.0%	3.7%
Health Care Providers & Services	2.9%	2.9%
Internet Software & Services	2.7%	3.5%
Diversified Telecommunication Services	2.7%	2.5%
Computers & Peripherals	2.4%	2.3%
Software	2.3%	2.6%
Diversified Financial Services	2.2%	2.3%
Health Care Equipment & Supplies	2.2%	2.4%
Communications Equipment	2.1%	2.3%
Distributors	2.1%	1.1%
Food Products	1.9%	2.4%
Aerospace & Defense	1.9%	0.8%
Building Products	1.8%	1.9%
Auto Components	1.7%	2.9%
Professional Services	1.7%	1.3%
Construction Materials	1.5%	1.0%
Oil, Gas & Consumable Fuels	1.2%	1.1%
Air Freight & Logistics	1.1%	1.1%
Real Estate Management & Development	1.1%	0.7%
Health Care Technology	1.0%	0.5%
Road & Rail	1.0%	2.5%
Consumer Finance	0.6%	1.3%
Other(1)	6.1%	7.2%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

        At June 30, 2017 and December 31, 2016, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

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

        As of June 30, 2017 and December 31, 2016, Main Street had no single investment that represented greater than 20% of its total Investment Portfolio at fair value and no single investment whose total assets represented greater than 20% of its total assets. After performing the income test for the six months ended June 30, 2017, Main Street determined that the income from no single investment generated more than 20% of Main Street's total income. After performing the income test for the six months ended June 30, 2016, Main Street determined that its income from one of its Control Investments individually generated more than 20% of its total income, primarily due to the unrealized appreciation that was recognized on the investment during the six months ended June 30, 2016. As such, CBT Nuggets, LLC, an unconsolidated portfolio company that was a Control Investment, but which was not majority-owned by Main Street, was considered a significant subsidiary as of June 30, 2016.

        The following table shows the summarized financial information for CBT Nuggets, LLC:

	As of June 30, 2017	As of December 31, 2016
	(dollars in thousands)
Balance Sheet Data
Current Assets	$9,840	$7,275
Noncurrent Assets	12,428	13,610
Current Liabilities	18,264	17,883
Noncurrent Liabilities	—	—

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(dollars in thousands)
Summary of Operations
Total Revenue	$20,563	$18,283
Gross Profit	17,262	15,819
Income from Operations	5,464	6,275
Net Income	6,605	5,953

NOTE D—EXTERNAL INVESTMENT MANAGER

        As discussed further in Note A.1., the External Investment Manager provides investment management and other services to External Parties. The External Investment Manager is accounted for as a portfolio investment of MSCC since the External Investment Manager conducts all of its investment management activities for External Parties.

        During May 2012, Main Street entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income, a non-listed BDC, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow it to own a registered investment adviser, Main Street assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on MSCC's ability to meet the source-of-income requirement necessary for it to maintain its RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. Based upon several fee waiver agreements with HMS Income and HMS Adviser, the External Investment Manager did not begin accruing the base management fee and incentive fees, if any, until January 1, 2014. The External Investment Manager has conditionally agreed to waive a limited amount of the incentive fees otherwise earned. During the three months ended June 30, 2017 and 2016, the External Investment Manager earned $2.7 million and $2.3 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser. During the six months ended June 30, 2017 and 2016, the External Investment Manager earned $5.3 million and $4.6 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser.

        The investment in the External Investment Manager is accounted for using fair value accounting, with the fair value determined by Main Street and approved, in good faith, by Main Street's Board of Directors. Main Street determines the fair value of the External Investment Manager using the Waterfall valuation method under the market approach (see further discussion in Note B.1.). Any change in fair value of the investment in the External Investment Manager is recognized on Main Street's consolidated statements of operations in "Net Change in Unrealized Appreciation (Depreciation)—Portfolio investments."

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        Main Street shares employees with the External Investment Manager and allocates costs related to such shared employees to the External Investment Manager generally based on a combination of the direct time spent, new investment origination activity and assets under management, depending on the nature of the expense. For the three months ended June 30, 2017 and 2016, Main Street allocated $1.6 million and $1.4 million of total expenses, respectively, to the External Investment Manager. For the six months ended June 30, 2017 and 2016, Main Street allocated $3.2 million and $2.5 million of total expenses, respectively, to the External Investment Manager. The total contribution of the External Investment Manager to Main Street's net investment income consists of the combination of the expenses allocated to the External Investment Manager and dividend income from the External Investment Manager. For the three months ended June 30, 2017 and 2016, the total contribution to Main Street's net investment income was $2.4 million and $2.0 million, respectively. For the six months ended June 30, 2017 and 2016, the total contribution to Main Street's net investment income was $4.6 million and $3.8 million, respectively.

        Summarized financial information from the separate financial statements of the External Investment Manager as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016 is as follows:

	As of June 30, 2017	As of December 31, 2016
	(dollars in thousands)
Cash	$84	$—
Accounts receivable—HMS Income	2,687	2,496

Total assets	$2,771	$2,496

Accounts payable to MSCC and its subsidiaries	$1,922	$1,635
Dividend payable to MSCC	726	719
Taxes payable	123	142
Equity	—	—

Total liabilities and equity	$2,771	$2,496

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
			(dollars in thousands)
Management fee income	$2,674	$2,336	$5,294	$4,587
Expenses allocated from MSCC or its subsidiaries:
Salaries, share-based compensation and other personnel costs	(1,026)	(961)	(1,945)	(1,689)
Other G&A expenses	(602)	(400)	(1,207)	(826)

Total allocated expenses	(1,628)	(1,361)	(3,152)	(2,515)

Pre-tax income	1,046	975	2,142	2,072
Tax expense	(320)	(357)	(722)	(756)

Net income	$726	$618	$1,420	$1,316

NOTE E—SBIC DEBENTURES

        Due to each of the Funds' status as a licensed SBIC, Main Street has the ability to issue, through the Funds, debentures guaranteed by the SBA up to a maximum amount of $350.0 million through its three existing SBIC licenses. SBIC debentures payable were $261.2 million and $240.0 million at June 30, 2017 and December 31, 2016, respectively. SBIC debentures provide for interest to be paid semiannually, with principal due at the applicable 10-year maturity date of each debenture. During the six months ended June 30, 2017, Main Street issued $46.4 million of SBIC debentures and opportunistically prepaid $25.2 million of existing SBIC debentures as part of an effort to manage the maturity dates of the oldest SBIC debentures, leaving $88.8 million of additional capacity under Main Street's SBIC licenses as of June 30, 2017. As a result of this prepayment, Main Street recognized a realized loss of $5.2 million due to the previously recognized gain recorded as a result of recording the MSC II debentures at fair value on the date of the acquisition of MSC II. The effect of the realized loss is offset by the reversal of all previously recognized unrealized depreciation due to fair value adjustments since the date of the acquisition. Main Street expects to issue new SBIC debentures under the SBIC program in the future in an amount up to the regulatory maximum amount of $350.0 million for affiliated SBIC funds. The weighted-average annual interest rate on the SBIC debentures was 3.7% and 4.1% as of June 30, 2017 and December 31, 2016, respectively. The first principal maturity due under the existing SBIC debentures is in 2019 and the weighted-average remaining duration as of June 30, 2017 was approximately 5.8 years. For each of the three months ended June 30, 2017 and 2016, Main Street recognized interest expense attributable to the SBIC debentures of $2.5 million. For the six months ended June 30, 2017 and 2016, Main Street recognized interest expense attributable to the SBIC debentures of $4.9 million and $5.0 million, respectively. Main Street has incurred upfront leverage and other miscellaneous fees of approximately 3.4% of the debenture principal amount. In accordance with SBA regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA.

        As of June 30, 2017, the recorded value of the SBIC debentures was $255.7 million which consisted of (i) $49.2 million recorded at fair value or $0.8 million less than the $50.0 million par value of the SBIC debentures issued in MSC II, (ii) $149.8 million par value of SBIC debentures outstanding held in MSMF, with a recorded value of $147.2 million that was net of unamortized debt issuance costs

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

of $2.6 million and (iii) $61.4 million par value of SBIC debentures outstanding held in MSC III with a recorded value of $59.2 million that was net of unamortized debt issuance costs of $2.2 million. As of June 30, 2017, if Main Street had adopted the fair value option under ASC 825 for all of its SBIC debentures, Main Street estimates the fair value of its SBIC debentures would be approximately $244.8 million or $16.4 million less than the $261.2 million par value of the SBIC debentures.

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

        Borrowings under the Credit Facility bear interest, subject to Main Street's election, on a per annum basis at a rate equal to the applicable LIBOR rate (1.22% as of June 30, 2017) plus (i) 1.875% (or the applicable base rate (Prime Rate of 4.25% as of June 30, 2017) plus 0.875%) as long as Main Street maintains an investment grade rating and meets certain agreed upon excess collateral and maximum leverage requirements, (ii) 2.0% (or the applicable base rate plus 1.0%) if Main Street maintains an investment grade rating but does not meet certain excess collateral and maximum leverage requirements or (iii) 2.25% (or the applicable base rate plus 1.25%) if Main Street does not maintain an investment grade rating. Main Street pays unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio of at least 1.5 to 1.0 and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2021, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval.

        At June 30, 2017, Main Street had $303.0 million in borrowings outstanding under the Credit Facility. As of June 30, 2017, if Main Street had adopted the fair value option under ASC 825 for its Credit Facility, Main Street estimates its fair value would approximate its recorded value. Main Street recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred issuance costs, of $2.7 million and $2.2 million for the three months ended June 30, 2017 and 2016, respectively, and $5.2 million and $4.3 million for the six month periods ended June 30, 2017 and 2016, respectively. As of June 30, 2017, the interest rate on the Credit Facility was 2.9%. The average interest rate was 2.9% and 2.8% for the three and six months ended June 30, 2017. As of June 30, 2017, Main Street was in compliance with all financial covenants of the Credit Facility.

NOTE G—NOTES

  6.125% Notes

        In April 2013, Main Street issued $92.0 million, including the underwriters full exercise of their option to purchase additional principal amounts to cover over-allotments, in aggregate principal amount

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

of 6.125% Notes due 2023 (the "6.125% Notes"). The 6.125% Notes are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 6.125% Notes; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 6.125% Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at Main Street's option on or after April 1, 2018. The 6.125% Notes bear interest at a rate of 6.125% per year payable quarterly on January 1, April 1, July 1 and October 1 of each year. The total net proceeds to Main Street from the 6.125% Notes, after underwriting discounts and estimated offering expenses payable by Main Street, were approximately $89.0 million. Main Street has listed the 6.125% Notes on the New York Stock Exchange under the trading symbol "MSCA." Main Street may from time to time repurchase the 6.125% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2017, the outstanding balance of the 6.125% Notes was $90.7 million and the recorded value of $88.9 million was net of unamortized debt issuance costs of $1.8 million. As of June 30, 2017, if Main Street had adopted the fair value option under ASC 825 for the 6.125% Notes, Main Street estimates the fair value would be approximately $93.2 million. Main Street recognized interest expense related to the 6.125% Notes, including amortization of deferred issuance costs, of $1.5 million for each of the three months ended June 30, 2017 and 2016, and $2.9 million for each of the six months ended June 30, 2017 and 2016.

        The indenture governing the 6.125% Notes (the "6.125% Notes Indenture") contains certain covenants, including covenants requiring Main Street's compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 6.125% Notes and the Trustee if Main Street ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 6.125% Notes Indenture. As of June 30, 2017, Main Street was in compliance with these covenants.

  4.50% Notes

        In November 2014, Main Street issued $175.0 million in aggregate principal amount of 4.50% unsecured notes due 2019 (the "4.50% Notes") at an issue price of 99.53%. The 4.50% Notes are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 4.50% Notes; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes mature on December 1, 2019, and may be redeemed in whole or in part at any time at Main Street's option subject to certain make-whole provisions. The 4.50% Notes bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. The total net proceeds from the 4.50% Notes, resulting from the issue price and after underwriting discounts and estimated offering expenses payable by us, were approximately $171.2 million. Main Street may from time to time repurchase the 4.50% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

of June 30, 2017, the outstanding balance of the 4.50% Notes was $175.0 million and the recorded value of $173.3 million was net of unamortized debt issuance costs of $1.7 million. As of June 30, 2017, if Main Street had adopted the fair value option under ASC 825 for the 4.50% Notes, Main Street estimates its fair value would be approximately $176.4 million. Main Street recognized interest expense related to the 4.50% Notes, including amortization of unamortized deferred issuance costs, of $2.1 million for each of the three months ended June 30, 2017 and 2016, and $4.3 million for each of the six months ended June 30, 2017 and 2016.

        The indenture governing the 4.50% Notes (the "4.50% Notes Indenture") contains certain covenants, including covenants requiring Main Street's compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 4.50% Notes and the Trustee if Main Street ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 4.50% Notes Indenture. As of June 30, 2017, Main Street was in compliance with these covenants.

NOTE H—FINANCIAL HIGHLIGHTS

	Six Months Ended June 30,
	2017	2016
Per Share Data:
NAV at the beginning of the period	$22.10	$21.24
Net investment income(1)	1.15	1.07
Net realized gain(1)(2)	0.60	0.57
Net change in net unrealized depreciation(1)(2)	(0.27)	(0.72)
Income tax benefit (provision)(1)(2)	(0.15)	0.02

Net increase in net assets resulting from operations(1)	1.33	0.94
Dividends paid from net investment income	(0.98)	(0.79)
Distributions from capital gains	(0.41)	(0.57)

Total dividends paid	(1.39)	(1.36)
Accretive effect of stock offerings (issuing shares above NAV per share)	0.55	0.25
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.03	0.05
Other(3)	(0.00)	(0.01)

NAV at the end of the period	$22.62	$21.11

Market value at the end of the period	$38.46	$32.85
Shares outstanding at the end of the period	56,698,333	52,074,810

(1)
Based on weighted-average number of common shares outstanding for the period.

(2)
Net realized gains or losses, net change in unrealized appreciation or depreciation, and income taxes can fluctuate significantly from period to period.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(3)
Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

	Six Months Ended June 30,
	2017	2016
	(dollars in thousands)
NAV at end of period	$1,282,745	$1,099,112
Average NAV	$1,242,720	$1,082,335
Average outstanding debt	$826,169	$781,243
Ratio of total expenses, including income tax expense, to average NAV(1)(2)	3.39%	2.74%
Ratio of operating expenses to average NAV(2)(3)	2.76%	2.78%
Ratio of operating expenses, excluding interest expense, to average NAV(2)(3)	1.36%	1.26%
Ratio of net investment income to average NAV(2)	5.14%	5.06%
Portfolio turnover ratio(2)	20.26%	11.29%
Total investment return(2)(4)	8.46%	18.05%
Total return based on change in NAV(2)(5)	6.18%	4.46%

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

(5)
Total return based on change in net asset value was calculated using the sum of ending net asset value plus dividends to stockholders and other non-operating changes during the period, as divided by the beginning net asset value. Non-operating changes include any items that affect net asset value other than the net increase in net assets resulting from operations, such as the effects of stock offerings, shares issued under our DRIP and equity incentive plans and other miscellaneous items.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE I—DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

        Main Street paid regular monthly dividends of $0.185 per share for each month of January through June 2017, totaling $31.0 million, or $0.555 per share, for the three months ended June 30, 2017, and $61.4 million, or $1.110 per share, for the six months ended June 30, 2017. The second quarter 2017 regular monthly dividends represent a 2.8% increase from the regular monthly dividends paid for the second quarter of 2016. Additionally, Main Street paid a $0.275 per share semi-annual supplemental dividend, totaling $15.6 million, in June 2017 compared to $14.2 million, or $0.275 per share, paid in June 2016. The regular monthly dividends equaled a total of approximately $27.6 million, or $0.540 per share, for the three months ended June 30, 2016, and $54.8 million, or $1.080 per share, for the six months ended June 30, 2016.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        Listed below is a reconciliation of "Net increase in net assets resulting from operations" to taxable income and to total distributions declared to common stockholders for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
	2017	2016
	(estimated, dollars in thousands)
Net increase in net assets resulting from operations	$74,283	$47,724
Book tax difference from share-based compensation expense	(5,880)	(2,845)
Net change in net unrealized depreciation	15,097	36,639
Income tax provision (benefit)	7,812	(490)
Pre-tax book (income) loss not consolidated for tax purposes	(13,316)	2,564
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains (losses) and changes in estimates	2,941	(4,224)

Estimated taxable income(1)	80,937	79,368
Taxable income earned in prior year and carried forward for distribution in current year	42,362	29,683
Taxable income earned prior to period end and carried forward for distribution next period	(56,438)	(49,087)
Dividend payable as of period end and paid in the following period	10,484	9,364

Total distributions accrued or paid to common stockholders	$77,345	$69,328

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in Main Street's consolidated financial statements. For the three months ended June 30, 2017, Main Street recognized a net income tax provision of $2.2 million, principally consisting of a deferred tax provision of $1.7 million, which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in the loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book-tax differences, and a $0.4 million current tax expense, which is primarily related to a $0.2 million accrual for excise tax on Main Street's estimated undistributed taxable income and $0.2 million provision for current U.S. federal income and state taxes. For the six months ended June 30, 2017, Main Street recognized a net income tax provision of $7.8 million, principally consisting of a deferred tax provision of $6.1 million, which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in the loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book-tax differences, and $1.7 million current tax expense, which is primarily related to a $1.1 million accrual for excise tax on Main Street's estimated undistributed taxable income and $0.6 million provision for current U.S. federal income and state taxes. For the three months ended June 30, 2016, Main Street recognized a net income tax provision of $1.8 million, principally consisting of a $1.0 million accrual for excise tax on our estimated undistributed taxable income, a deferred tax provision of $0.7 million, which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in net operating loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences, and a $0.1 million provision for current U.S. federal income and state taxes. For the six months ended June 30, 2016, Main Street recognized a net income tax benefit of $0.5 million, which principally consisted of a deferred tax benefit of $2.0 million, primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in net operating loss carryforwards, changes in net unrealized appreciation or depreciation and temporary book tax differences, partially offset by a $1.1 million accrual for excise tax and $0.4 million of accruals for current U.S. federal income and state taxes.

        The net deferred tax asset at June 30, 2017 and December 31, 2016 was $3.0 million and $9.1 million, respectively, primarily related to loss carryforwards, timing differences in net unrealized appreciation or depreciation and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. In addition, during the three months ended March 31, 2016, Main Street recorded a one-time $1.8 million increase to deferred tax assets for previously unrecognized excess tax benefits associated with share-based compensation due to the early adoption of the accounting standard ASU 2016-09 (See further discussion in Note B.8.). For the six months ended June 30, 2017, the Taxable Subsidiaries fully utilized capital loss carryforwards totaling approximately $14.6 million. At June 30, 2017, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward which, if unused, will expire in various taxable years from 2029 through 2037. The timing and manner in which Main Street will utilize any loss carryforwards in any year, or in total, may be limited in the future under the provisions of the Code.

NOTE J—COMMON STOCK

        During November 2015, Main Street commenced a program with certain selling agents through which it can sell shares of its common stock by means of at-the-market offerings from time to time (the "ATM Program"). During the six months ended June 30, 2017, Main Street sold 2,104,424 shares of its common stock at a weighted-average price of $37.72 per share and raised $79.4 million of gross

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

proceeds under the ATM Program. Net proceeds were $78.4 million after commissions to the selling agents on shares sold and offering costs. As of June 30, 2017, sales transactions representing 25,837 shares had not settled and are not included in shares issued and outstanding on the face of the consolidated balance sheet, but are included in the weighted-average shares outstanding in the consolidated statement of operations and in the shares used to calculate net asset value per share. As of June 30, 2017, there were 3,751,904 shares were available for sale under the ATM Program.

        During the year ended December 31, 2016, Main Street sold 3,324,646 shares of its common stock at a weighted-average price of $34.17 per share and raised $113.6 million of gross proceeds under the ATM Program. Net proceeds were $112.0 million after commissions to the selling agents on shares sold and offering costs. As of December 31, 2016, sales transactions representing 42,413 shares had not settled and were not included in shares issued and outstanding on the face of the consolidated balance sheet, but were included in the weighted-average shares outstanding in the consolidated statements of operations and in the shares used to calculate net asset value per share.

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

        For the six months ended June 30, 2017, $4.4 million of the total $76.9 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 115,807 newly issued shares. For the six months ended June 30, 2016, $7.8 million of the total $69.0 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 255,391 newly issued shares. The shares disclosed above relate only to Main Street's DRIP and exclude any activity related to broker-managed dividend reinvestment plans.

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

        Main Street's Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2015 Equity and Incentive Plan (the

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

"Equity and Incentive Plan"). These shares generally vest over a three-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street's Board of Directors under the Equity and Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of June 30, 2017.

Restricted stock authorized under the plan	3,000,000
Less net restricted stock granted during:
Year ended December 31, 2015	(900)
Year ended December 31, 2016	(260,514)
Six months ended June 30, 2017	(223,659)

Restricted stock available for issuance as of June 30, 2017	2,514,927

        As of June 30, 2017, the following table summarizes the restricted stock issued to Main Street's non-employee directors and the remaining shares of restricted stock available for issuance pursuant to the Main Street Capital Corporation 2015 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election to the board and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period.

Restricted stock authorized under the plan	300,000
Less net restricted stock granted during:
Year ended December 31, 2015	(6,806)
Year ended December 31, 2016	(6,748)
Six months ended June 30, 2017	(5,201)

Restricted stock available for issuance as of June 30, 2017	281,245

        For the three months ended June 30, 2017 and 2016, Main Street recognized total share-based compensation expense of $2.8 million and $2.3 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors, and, for the six months ended June 30, 2017 and 2016, Main Street recognized total share-based compensation expense of $5.1 million and $3.8 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors.

        As of June 30, 2017, there was $15.7 million of total unrecognized compensation expense related to Main Street's non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 2.0 years as of June 30, 2017.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE M—COMMITMENTS AND CONTINGENCIES

        At June 30, 2017, Main Street had the following outstanding commitments (in thousands):

Amount
Investments with equity capital commitments that have not yet funded:
Congruent Credit Opportunities Funds
Congruent Credit Opportunities Fund II, LP	$8,488
Congruent Credit Opportunities Fund III, LP	12,131

$20,619
Encap Energy Fund Investments
EnCap Energy Capital Fund VIII, L.P.	$419
EnCap Energy Capital Fund IX, L.P.	929
EnCap Energy Capital Fund X, L.P.	5,403
EnCap Flatrock Midstream Fund II, L.P.	7,383
EnCap Flatrock Midstream Fund III, L.P.	4,410

$18,544
Brightwood Capital Fund Investments
Brightwood Capital Fund III, LP	$3,000
Brightwood Capital Fund IV, LP	4,500

$7,500
Freeport Fund Investments
Freeport First Lien Loan Fund III LP	$4,941
Freeport Financial SBIC Fund LP	1,375

$6,316
EIG Fund Investments	$4,352
LKCM Headwater Investments I, L.P.	$2,500
Dos Rios Partners
Dos Rios Partners, LP	$1,594
Dos Rios Partners—A, LP	506

$2,100
Access Media Holdings, LLC	$1,211
I-45 SLF LLC	$800

Total equity commitments	$63,942

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Amount
Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:
Minute Key, Inc.	$8,800
NNE Partners, LLC	8,458
PT Network, LLC	7,300
Charps, LLC	4,000
CST Industries Inc.	3,577
CDHA Management, LLC	3,373
Strike, LLC	2,000
Boccella Precast Products LLC	2,000
Mid-Columbia Lumber Products, LLC	2,000
CapFusion, LLC	1,600
Hawk Ridge Systems, LLC	1,600
Meisler Operating LLC	1,600
Arcus Hunting LLC	1,590
Hojeij Branded Foods, LLC	1,500
Messenger, LLC	1,417
Subsea Global Solutions, LLC	1,257
Gamber-Johnson Holdings, LLC	1,200
NuStep, LLC	1,200
LaMi Products, LLC	1,030
Barfly Ventures, LLC	919
Lamb Ventures, LLC	811
Apex Linen Service, Inc.	800
Mystic Logistics Holdings, LLC	800
Pardus Oil and Gas, LLC	663
NRI Clinical Research, LLC	600
PPC/SHIFT LLC	500
Jensen Jewelers of Idaho, LLC	500
UniTek Global Services, Inc.	483
Grace Hill, LLC	444
Clad-Rex Steel, LLC	400
OnAsset Intelligence, Inc.	225
BigName Commerce, LLC	120
Permian Holdco 2, Inc.	116

Total loan commitments	$62,883

Total commitments	$126,825

        Main Street will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facility). Main Street follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. The Company had total unrealized depreciation of $0.1 million on the outstanding unfunded commitments as of June 30, 2017.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        Main Street has an operating lease for its office space in Houston, Texas. Total rent expense incurred by Main Street for the three months ended June 30, 2017 and 2016 was $0.2 million and $0.1 million, respectively. Total rent expense incurred by Main Street for each of the six months ended June 30, 2017 and 2016 was $0.3 million.

        The following table shows future minimum payments under Main Street's operating lease as of June 30, 2017:

For the Years Ended December 31,	Amount
2017	$—
2018	$373
2019	$749
2020	$763
2021	$777
Thereafter	5,031

Total	$7,693

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

NOTE N—RELATED PARTY TRANSACTIONS

        As discussed further in Note D, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of Main Street's Investment Portfolio. At June 30, 2017, Main Street had a receivable of approximately $2.6 million due from the External Investment Manager which included approximately $1.9 million related primarily to operating expenses incurred by MSCC or its subsidiaries required to support the External Investment Manager's business and approximately $0.7 million of dividends declared but not paid by the External Investment Manager.

        In November 2015, Main Street's Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the "2015 Deferred Compensation Plan"). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the "2013 Deferred Compensation Plan"). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors' fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of June 30, 2017, $3.6 million of compensation and directors' fees had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $2.4 million was deferred into phantom

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Main Street stock units, representing 72,182 shares of Main Street's common stock. Including phantom stock units issued through dividend reinvestment, the phantom stock units outstanding as of June 30, 2017 represented 83,739 shares of Main Street's common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the consolidated statements of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but are included in operating expenses and weighted-average shares outstanding in Main Street's consolidated statements of operations as earned.

NOTE O—SUBSEQUENT EVENTS

        In July 2017, Main Street fully exited its debt and equity investments in Compact Power Equipment, Inc. ("CPEC"), a light to medium duty equipment rental operation that owns and operates outdoor equipment rental locations. CPEC provides its customers a wide range of landscape and construction equipment available on both a long-term rental basis and an hourly rental basis. Main Street realized a gain of approximately $3.7 million on the exit of its equity investments in CPEC.

        In July 2017, Main Street made a new portfolio investment to facilitate the management-led buyout of Market Force Information, LLC ("Market Force"), a leading global provider of customer experience management software and services. Main Street, along with a co-investor, partnered with Market Force's management team to facilitate the transaction, with Main Street funding $38.2 million in a combination of first-lien, senior secured term debt and a direct equity investment. In addition, Main Street and its co-investor are providing Market Force an undrawn credit facility to support its growth initiatives and working capital needs. Headquartered in Louisville, Colorado, and founded in 2005, Market Force is a global provider of customer experience management software and services, which capture customer experience data through multiple channels and provide location-based measurement and analytics. Market Force integrates this data into a cloud-based platform where clients can view, track, and analyze data in real time.

        In August 2017, Main Street declared regular monthly dividends of $0.190 per share for each month of October, November and December of 2017. These regular monthly dividends equal a total of $0.570 per share for the fourth quarter of 2017 and represent a 2.7% increase from the regular monthly dividends declared for the fourth quarter of 2016. Including the regular monthly dividends declared for the third and fourth quarters of 2017, Main Street will have paid $21.115 per share in cumulative dividends since its October 2007 initial public offering.

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments In and Advances to Affiliates
June 30, 2017
(dollars in thousands)

Company	Investment(1)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2016 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2017 Fair Value
Majority-owned investments
Café Brazil, LLC	Member Units	$110	$6,040	$—	$650	$5,390

Clad-Rex Steel, LLC	LIBOR Plus 9.50% (Floor 1.00)	772	14,337	12	400	13,949
	Member Units	177	7,280	550	—	7,830
	10% Secured Debt	60	1,190	—	9	1,181
	Member Units	—	210	—	—	210

CMS Minerals Investments	Preferred Member Units	96	3,682	—	3,682	—
	Member Units	103	3,381	—	753	2,628

Gamber-Johnson	LIBOR Plus 11.00% (Floor 1.00%)	1,477	23,846	235	201	23,880
Holdings, LLC	Member Units	300	18,920	3,160	—	22,080

GRT Rubber	LIBOR Plus 9.00% (Floor 1.00%)	668	13,274	18	883	12,409
Technologies LLC	Member Units	430	20,310	370	—	20,680

Harborside Holdings, LLC	Member Units	—	—	9,400	—	9,400

Hydratec, Inc.	Common Stock	911	15,640	—	—	15,640

IDX Broker, LLC	11.5% Secured Debt	665	10,950	13	613	10,350
	Member Units	136	7,040	1,590	—	8,630

Jensen Jewelers of	Prime Plus 6.75% (Floor 2.00%)	218	4,055	11	311	3,755
Idaho, LLC	Member Units	82	4,460	—	—	4,460

Lamb Ventures, LLC	LIBOR Plus 5.75%	11	—	350	160	190
	11% Secured Debt	420	7,657	—	78	7,579
	Preferred Equity	—	400	—	—	400
	Member Units	40	5,990	340	—	6,330
	9.5% Secured Debt	43	1,170	432	1,170	432
	Member Units	835	1,340	—	750	590

Lighting Unlimited, LLC	8% Secured Debt	29	1,514	—	1,514	—
	Preferred Equity	—	410	24	434	—
	Warrants	—	—	54	54	—
	Member Units	—	—	100	100	—

Mid-Columbia Lumber	10% Secured Debt	88	1,750	—	—	1,750
Products, LLC	12% Secured Debt	235	3,900	—	—	3,900
	Member Units	3	2,480	—	1,500	980
	9.5% Secured Debt	39	836	—	22	814
	Member Units	28	600	690	—	1,290

MSC Adviser I, LLC	Member Units	1,420	30,617	6,487	—	37,104

Mystic Logistics	12% Secured Debt	568	9,176	29	1,173	8,032
Holdings, LLC	Common Stock	—	5,780	810	—	6,590

NRP Jones, LLC	8% Current / 4% PIK Secured Debt	846	13,915	282	—	14,197
	Warrants	—	130	—	—	130
	Member Units	—	410	—	—	410

PPL RVs, Inc.	LIBOR Plus 7.00% (Floor 0.50%)	748	17,826	174	—	18,000
	Common Stock	100	11,780	—	—	11,780

Principle	12% Secured Debt	245	4,060	—	—	4,060
Environmental, LLC	12% Current / 2% PIK Secured Debt	238	3,378	34	—	3,412
	Preferred Member Units	—	5,370	1,303	63	6,610
	Warrants	—	270	70	—	340

Quality Lease Service, LLC	8% PIK Secured Debt	273	7,068	273	—	7,341
	Member Units	—	3,188	1,199	—	4,387

Company	Investment(1)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2016 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2017 Fair Value
The MPI Group, LLC	9% Secured Debt	133	2,922	1	303	2,620
	Series A Preferred Units	—	—	—	—	—
	Warrants	—	—	—	—	—
	Member Units	58	2,300	90	—	2,390

Uvalco Supply, LLC	9% Secured Debt	33	872	—	236	636
	Member Units	67	4,640	—	334	4,306

Vision Interests, Inc.	13% Secured Debt	188	2,814	—	24	2,790
	Series A Preferred Stock	—	3,000	—	—	3,000
	Common Stock	—	—	—	—	—

Ziegler's NYPD, LLC	6.5% Secured Debt	34	994	1	—	995
	12% Secured Debt	18	300	—	—	300
	14% Secured Debt	194	2,750	—	—	2,750
	Warrants	—	240	—	30	210
	Preferred Member Units	—	4,100	—	520	3,580

Other controlled investments
Access Media Holdings, LLC	5% Current / 5% PIK Secured Debt	1,165	19,700	570	820	19,450
	Preferred Member Units	—	240	759	729	270
	Member Units	—	—	—	—	—

Ameritech College	13% Secured Debt	67	1,003	1	—	1,004
Operations, LLC	13% Secured Debt	198	3,025	—	—	3,025
	Preferred Member Units	—	2,291	3,900	3,281	2,910

ASC Interests, LLC	11% Secured Debt	118	2,100	5	105	2,000
	Member Units	0	2,680	—	360	2,320

Bond-Coat, Inc.	12% Secured Debt	719	11,596	19	19	11,596
	Common Stock	—	6,660	1,170	—	7,830

CBT Nuggets, LLC	Member Units	2,693	55,480	10,430	—	65,910

Charps, LLC	12% Secured Debt	1,218	—	19,009	800	18,209
	Preferred Member Units	—	—	400	—	400

Datacom, LLC	8% Secured Debt	43	900	450	270	1,080
	5.25% Current / 5.25% PIK Secured Debt	634	11,049	604	—	11,653
	Class A Preferred Member Units	—	1,368	104	—	1,472
	Class B Preferred Member Units	—	1,529	—	1,318	211

Garreco, LLC	LIBOR Plus 10.00% (Floor 1.00%)	362	5,219	981	406	5,794
	Member Units	—	1,150	680	—	1,830

Gulf Manufacturing, LLC	9% PIK Secured Debt	35	777	—	—	777
	Member Units	217	8,770	1,700	—	10,470

Gulf Publishing	12.5% Secured Debt	728	9,911	2,781	—	12,692
Holdings, LLC	Member Units	40	3,124	1,206	—	4,330

Harrison Hydra-Gen, Ltd.	Common Stock	—	3,120	—	320	2,800

Hawthorne Customs and	Member Units	—	280	—	—	280
Dispatch Services, LLC	Member Units	95	2,040	—	—	2,040

HW Temps LLC	LIBOR Plus 13.00% (Floor 1.00%)	726	10,500	9	600	9,909
	Preferred Member Units	70	3,940	—	—	3,940

Indianapolis Aviation	15% Secured Debt	292	3,100	—	3,100	—
Partners, LLC	Warrants	—	2,649	—	2,649	—

KBK Industries, LLC	10% Secured Debt	59	1,250	100	410	940
	12.5% Secured Debt	378	5,889	11	—	5,900
	Member Units	—	2,780	1,210	—	3,990

Marine Shelters	12% PIK Secured Debt	—	9,387	—	9,387	—
Holdings, LLC	Preferred Member Units	—	—	100	100	—

MH Corbin Holding LLC	10% Secured Debt	670	13,197	15	350	12,862
	Preferred Member Units	70	6,000	—	—	6,000

NAPCO Precast, LLC	LIBOR Plus 8.50%	327	—	10,438	—	10,438
	Prime Plus 2.00% (Floor 7.00%)	122	2,713	20	2,733	—
	18% Secured Debt	327	3,952	31	3,983	—
	Member Units	210	10,920	180	—	11,100

Company	Investment(1)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2016 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2017 Fair Value
NRI Clinical Research, LLC	LIBOR Plus 6.50% (Floor 1.50%)	19	200	200	—	400
	14% Secured Debt	321	4,261	22	78	4,205
	Warrants	—	680	—	—	680
	Member Units	—	2,462	—	1	2,461

NuStep, LLC	12% Secured Debt	1,362	—	20,402	—	20,402
	Preferred Member Units	—	—	10,200	—	10,200

OMi Holdings, Inc.	Common Stock	432	13,080	—	340	12,740

Pegasus Research Group, LLC	Member Units	—	8,620	—	390	8,230

River Aggregates, LLC	Zero Coupon Secured Debt	39	627	39	—	666
	Member Units	—	4,600	—	190	4,410
	Member Units	—	2,510	—	—	2,510

SoftTouch Medical	LIBOR Plus 9.00% (Floor 1.00%)	366	7,140	7	7	7,140
Holdings LLC	Member Units	535	9,170	370	—	9,540

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period		(220)	(9,919)	—	—	—

		$27,576	$594,282	$116,225	$48,713	$671,713

Affiliate Investments
AFG Capital Group, LLC	Warrants	$—	$670	$20	$—	$690
	Member Units	16	2,750	100	—	2,850

Barfly Ventures, LLC	12% Secured Debt	480	5,827	1,969	—	7,796
	Options	—	490	100	—	590
	Warrants	—	280	50	—	330

BBB Tank Services, LLC	LIBOR Plus 9.50% (Floor 1.00%)	43	797	—	—	797
	15% Secured Debt	307	3,991	3	—	3,994
	Member Units	—	800	—	—	800

Boccella Precast	LIBOR Plus 10.0% (Floor 1.00%)	235	—	16,216	—	16,216
Products LLC	Member Units	—	—	2,160	—	2,160

Boss Industries, LLC	Preferred Member Units	175	2,800	520	—	3,320

Bridge Capital Solutions	13% Secured Debt	620	5,610	130	—	5,740
Corporation	Warrants	—	3,370	—	—	3,370
	13% Secured Debt	66	1,000	1	1	1,000
	Preferred Member Units	50	1,000	—	—	1,000

Buca C, LLC	LIBOR Plus 7.25% (Floor 1.00%)	951	22,671	30	1,633	21,068
	Preferred Member Units	115	4,660	116	728	4,048

CAI Software LLC	12% Secured Debt	217	3,683	5	205	3,483
	Member Units	49	2,480	340	—	2,820

CapFusion, LLC	13% Secured Debt	1,043	13,202	102	—	13,304
	Warrants	—	1,200	—	—	1,200

Chandler Signs	12% Secured Debt	275	4,500	3	3	4,500
Holdings, LLC	Class A Units	63	3,240	—	330	2,910

Condit Exhibits, LLC	Member Units	36	1,840	—	—	1,840

Congruent Credit	LP Interests (Fund II)	—	1,518	—	141	1,377
Opportunities Funds	LP Interests (Fund III)	768	16,181	2,396	—	18,577

Daseke, Inc.	12% Current / 2.5% PIK Secured Debt	676	21,799	255	22,054	—
	Common Stock	—	24,063	—	24,063	—

Dos Rios Partners	LP Interests (Dos Rios Partners, LP)	—	4,925	444	—	5,369
	LP Interests (Dos Rios Partners—A, LP)	—	1,444	129	—	1,573

Dos Rios Stone Products LLC	Class A Units	—	2,070	—	200	1,870

Company	Investment(1)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2016 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2017 Fair Value
East Teak Fine Hardwoods, Inc.	Common Stock	33	860	—	230	630

East West Copolymer &	12% Current / 2% PIK Secured Debt	—	8,630	—	5,630	3,000
Rubber, LLC	Warrants	—	—	—	—	—

EIG Fund Investments	LP Interests (EIG Global Private Debt fund—A, L.P.)	90	2,804	352	2,462	694
	LP Interests (EIG Traverse Co-Investment, L.P.)	543	9,905	504	—	10,409

Freeport Financial Fund Investments	LP Interests (Freeport Financial SBIC Fund LP)	204	5,620	—	101	5,519
	LP Interests (Freeport First Lien Loan Fund III LP)	289	4,763	2,796	52	7,507

Gault Financial, LLC (RMB	10.5% Current Secured Debt	649	11,079	1,018	327	11,770
Capital, LLC)	Warrants	—	—	—	—	—

Glowpoint, Inc.	12% Secured Debt	555	3,997	14	1,311	2,700
	Common Stock	—	2,080	90	—	2,170

Guerdon Modular	13% Secured Debt	719	10,594	18	—	10,612
Holdings, Inc.	Preferred Stock	—	1,140	—	—	1,140
	Common Stock	—	80	—	—	80

Hawk Ridge Systems, LLC	10% Secured Debt	513	9,901	8	—	9,909
	Preferred Member Units	221	2,850	—	—	2,850
	Preferred Member Units	6	150	—	—	150

Houston Plating and	8% Unsecured Convertible Debt	42	—	3,000	—	3,000
Coatings, LLC	Member Units	3	4,000	980	—	4,980

I-45 SLF LLC	Member Units	1,435	14,586	2,579	—	17,165

Indianhead Pipeline	12% Secured Debt	887	5,079	562	449	5,192
Services, LLC	Preferred Member Units	198	2,677	198	—	2,875
	Warrants	—	—	—	—	—
	Member Units	—	—	—	—	—

L.F. Manufacturing Holdings, LLC	Member Units	—	1,380	—	—	1,380

Meisler Operating LLC	LIBOR Plus 8.50% (Floor 1.00%)	388	—	16,618	—	16,618
	Member Units	—	—	3,200	—	3,200

OnAsset Intelligence, Inc.	12% PIK Secured Debt	277	4,519	277	—	4,796
	10% PIK Secured Debt	—	—	45	—	45
	Preferred Stock	—	—	—	—	—
	Warrants	—	—	—	—	—

OPI International Ltd.	10% Unsecured Debt	16	473	—	473	—
	Common Stock	—	1,600	—	1,600	—

PCI Holding Company, Inc.	12% Secured Debt	1,112	13,000	320	20	13,300
	Preferred Stock	354	5,370	354	854	4,870
	Preferred Stock	—	—	2,610	—	2,610

Rocaceia, LLC (Quality
Lease and Rental	12% Secured Debt	—	250	—	—	250
Holdings, LLC)	Preferred Member Units	—	—	—	—	—

Tin Roof Acquisition Company	12% Secured Debt	832	13,385	32	336	13,081
	Class C Preferred Stock	139	2,738	140	—	2,878

UniTek Global Services, Inc.	LIBOR Plus 8.50% (Floor 1.00%)	290	5,021	3,517	3	8,535
	LIBOR Plus 8.50% (Floor 1.00%)	29	824	3	690	137
	15% PIK Unsecured Debt	62	745	57	—	802
	Preferred Stock	889	6,410	888	458	6,840
	Preferred Stock	78	—	2,597	—	2,597
	Common Stock	—	3,010	—	490	2,520

Universal Wellhead Services	Preferred Member Units	—	720	—	—	720
Holdings, LLC	Member Units	—	610	—	—	610

Valley Healthcare	LIBOR Plus 12.50% (Floor 0.50%)	873	12,844	13	270	12,587
Group, LLC	Preferred Member Units	—	1,600	—	—	1,600

Company	Investment(1)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2016 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2017 Fair Value
Volusion, LLC	11.5% Secured Debt	1,337	15,298	333	423	15,208
	Preferred Member Units	—	14,000	—	—	14,000
	Warrants	—	2,576	—	216	2,360

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period		220	9,919	—	—	—

		$19,468	$375,948	$68,212	$65,753	$368,488

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

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments In and Advances to Affiliates
June 30, 2016
(dollars in thousands)
(Unaudited)

Company	Investment(1)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2015 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2016 Fair Value
Control Investments
Majority-owned investments
Café Brazil, LLC	Member Units	312	7,330	—	760	6,570

CMS Minerals LLC	Member Units	62	—	4,083	95	3,988
	Preferred Member Units	1,117	6,914	—	2,866	4,048

Gamber-Johnson	LIBOR Plus 11.00% (Floor 1.00%)	261	—	19,791	—	19,791
Holdings, LLC	Member Units	304	—	12,124	—	12,124

GRT Rubber	LIBOR Plus 9.00% (Floor 1.00%)	766	15,988	134	2,429	13,693
Technologies LLC	Member Units	223	15,580	2,450	—	18,030

Hydratec, Inc.	Common Stock	911	14,950	810	—	15,760

IDX Broker, LLC	12.5% Secured Debt	730	11,350	10	10	11,350
	Member Units	—	6,440	—	—	6,440

Jensen Jewelers of	Prime Plus 6.75% (Floor 2.00%)	240	4,055	515	215	4,355
Idaho, LLC	Member Units	139	4,750	450	—	5,200

Lamb's Venture, LLC	LIBOR Plus 5.75%	3	—	351	1	350
	11% Secured Debt	435	7,962	—	227	7,735
	Preferred Equity	—	328	72	—	400
	Member Units	10	4,690	1,050	—	5,740
	9.5% Secured Debt	43	919	—	25	894
	Member Units	27	1,240	380	—	1,620

Lighting Unlimited, LLC	8% Secured Debt	61	1,514	—	—	1,514
	Preferred Equity	—	430	—	—	430
	Warrants	—	40	—	10	30
	Member Units	(81)	350	—	90	260

Mid-Columbia Lumber	10% Secured Debt	88	1,750	—	—	1,750
Products, LLC	12% Secured Debt	237	3,900	—	—	3,900
	Member Units	40	2,580	—	160	2,420
	9.5% Secured Debt	42	881	—	22	859
	Member Units	10	550	—	—	550

MSC Adviser I, LLC	Member Units	1,316	27,272	—	360	26,912

Mystic Logistics	12% Secured Debt	593	9,448	20	108	9,360
Holdings, LLC	Common Stock	16	5,970	—	580	5,390

NRP Jones, LLC	6% Current / 6% PIK Secured Debt	940	12,948	405	—	13,353
	Warrants	—	450	—	320	130
	Member Units	—	1,480	—	1,070	410

PPL RVs, Inc.	11.1% Secured Debt	545	9,710	—	—	9,710
	Common Stock	—	9,770	1,420	—	11,190

Principle	12% Secured Debt	267	4,060	21	21	4,060
Environmental, LLC	12% Current / 2% PIK Secured Debt	236	3,310	35	1	3,344
	Preferred Member Units	—	6,060	—	1,460	4,600
	Warrants	—	310	—	290	20

Quality Lease Service, LLC	8% PIK Secured Debt	253	6,538	252	—	6,790
	Member Units	—	2,638	—	—	2,638

Southern RV, LLC	13% Secured Debt	157	11,400	104	11,504	—
	Member Units	957	15,100	(1,417)	13,683	—
	13% Secured Debt	45	3,250	30	3,280	—
	Member Units	—	1,200	—	1,200	—

Company	Investment(1)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2015 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2016 Fair Value
The MPI Group, LLC	9% Secured Debt	134	2,921	—	—	2,921
	Series A Preferred Units	—	690	—	190	500
	Warrants	—	—	—	—	—
	Member Units	63	2,230	70	—	2,300

Travis Acquisition LLC	12% Secured Debt	212	3,513	10	278	3,245
	Member Units	50	14,480	5,890	—	20,370

Uvalco Supply, LLC	9% Secured Debt	53	1,314	—	216	1,098
	Member Units	90	5,460	250	—	5,710

Vision Interests, Inc.	13% Secured Debt	209	3,052	10	107	2,955
	Series A Preferred Stock	—	3,550	—	180	3,370
	Common Stock	—	210	—	70	140

Ziegler's NYPD, LLC	6.5% Secured Debt	34	992	1	—	993
	12% Secured Debt	28	500	—	200	300
	14% Secured Debt	198	2,750	—	—	2,750
	Warrants	—	50	160	—	210
	Preferred Member Units	—	3,400	130	—	3,530

Other controlled investments
Access Media Holdings, LLC	5.00% Current / 5.00% PIK Secured Debt	$1,115	$20,380	$545	$485	$20,440
	Preferred Member Units	—	2,000	1,305	2,525	780
	Member Units	—	—	—	—	—

AmeriTech College, LLC	10% Secured Debt	51	1,003	1	—	1,004
	10% Secured Debt	153	3,025	—	—	3,025
	Preferred Member Units	57	2,291	—	—	2,291

ASC Interests, LLC	11% Secured Debt	140	2,500	8	258	2,250
	Member Units	35	2,230	450	—	2,680

Bond-Coat, Inc.	12% Secured Debt	720	11,596	17	17	11,596
	Common Stock	—	9,140	—	4,050	5,090

CBT Nuggets, LLC	Member Units	4,425	42,120	7,980	—	50,100

Datacom, LLC	8% Secured Debt	17	—	450	—	450
	5.25% Current / 5.25% PIK Secured Debt	566	10,970	210	450	10,730
	Class A Preferred Member Units	—	1,181	89	—	1,270
	Class B Preferred Member Units	—	5,079	—	2,485	2,594

Garreco, LLC	14% Secured Debt	424	5,739	13	—	5,752
	Member Units	5	1,270	—	180	1,090

Gulf Manufacturing, LLC	9% PIK Secured Debt	35	777	—	—	777
	Member Units	—	13,770	—	5,000	8,770

Gulf Publishing	12.5% Secured Debt	322	—	9,904	—	9,904
Holdings, LLC	Member Units	62	—	3,124	—	3,124

Harrison Hydra-Gen, Ltd.	9% Secured Debt	9	5,010	—	5,010	—
	Preferred Stock	2	1,361	2	1,363	—
	Common Stock	79	2,600	430	—	3,030

Hawthorne Customs and	Member Units	12	460	—	180	280
Dispatch Services, LLC	Member Units	81	2,220	—	—	2,220

HW Temps LLC	LIBOR Plus 9.50% (Floor 1.00%)	540	9,884	8	—	9,892
	Preferred Member Units	362	3,942	1,008	—	4,950

Indianapolis Aviation	15% Secured Debt	240	3,100	5	5	3,100
Partners, LLC	Warrants	—	2,540	—	—	2,540

Marine Shelters
Holdings, LLC (LoneStar	12% PIK Secured Debt	578	8,870	630	431	9,069
Marine Shelters)	Preferred Member Units	—	4,881	—	1,781	3,100

MH Corbin Holding LLC	10% Secured Debt	710	13,869	14	350	13,533
	Preferred Member Units	70	6,000	—	—	6,000

NAPCO Precast, LLC	Prime Plus 2.00% (Floor 7.00%)	154	4,005	—	1,292	2,713
	18% Secured Debt	425	4,924	—	972	3,952
	Member Units	357	8,590	1,180	—	9,770

Company	Investment(1)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2015 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2016 Fair Value
NRI Clinical Research, LLC	14% Secured Debt	347	4,539	79	108	4,510
	Warrants	—	340	60	—	400
	Member Units	—	1,342	140	—	1,482

OMi Holdings, Inc.	Common Stock	—	13,640	1,940	—	15,580

Pegasus Research Group, LLC (Televerde)	Member Units	314	6,840	1,780	—	8,620

River Aggregates, LLC	Zero Coupon Secured Debt	34	556	35	—	591
	Member Units	230	3,830	770	—	4,600
	Member Units	—	2,360	80	—	2,440

SoftTouch Medical	LIBOR Plus 9.00% (Floor 1.00%)	410	8,010	65	425	7,650
Holdings LLC	Member Units	115	5,710	2,860	—	8,570

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period		—	—	—	—	—

		$25,572	$555,011	$84,793	$69,395	$570,409

Affiliate Investments
AFG Capital Group, LLC	11% Secured Debt	$765	$12,790	$36	$—	$12,826
	Warrants	—	490	80	—	570
	Member Units	—	2,020	310	—	2,330

Barfly Ventures, LLC	12% Secured Debt	678	4,042	908	94	4,856
	Options	—	—	470	—	470
	Warrants	—	473	—	233	240

BBB Tank Services, LLC	12% Current / 1% PIK Secured Debt	164	—	3,967	—	3,967
	Member Units	—	—	800	—	800

Boss Industries, LLC	Preferred Member Units	111	2,586	86	112	2,560

Bridge Capital Solutions	13% Secured Debt	499	6,890	110	—	7,000
Corporation	Warrants	—	1,300	80	—	1,380

Buca C, LLC	LIBOR Plus 7.25% (Floor 1.00%)	1,094	25,299	231	2,319	23,211
	Preferred Member Units	109	3,711	1,829	—	5,540

CAI Software LLC	12% Secured Debt	269	4,661	9	650	4,020
	Member Units	22	1,000	740	—	1,740

CapFusion, LLC	13% Secured Debt	529	—	9,933	—	9,933
	Warrants	—	—	1,200	—	1,200

Chandler Signs	12% Secured Debt	316	—	4,458	—	4,458
Holdings, LLC	Class A Units	78	—	1,500	—	1,500

Condit Exhibits, LLC	Member Units	85	1,010	450	—	1,460

Congruent Credit	LP Interests (Fund II)	400	2,834	—	1,519	1,315
Opportunities Funds	LP Interests (Fund III)	459	12,024	2,616	—	14,640

Daseke, Inc.	12% Current / 2.5% PIK Secured Debt	1,608	21,253	310	40	21,523
	Common Stock	—	22,660	—	—	22,660

Dos Rios Partners	LP Interests (Fund)	—	2,031	1,070	619	2,482
	LP Interests (Fund A)	—	648	340	317	671

Dos Rios Stone Products LLC	Class A Units	—	—	2,000	—	2,000

East Teak Fine Hardwoods, Inc.	Common Stock	21	860	—	—	860

East West Copolymer &	12% Secured Debt	597	9,463	14	—	9,477
Rubber, LLC	Warrants	—	50	—	—	50

EIG Fund Investments	LP Interests	99	718	2,062	—	2,780

EIG Traverse Co-Investment, L.P.	LP Interests	616	4,755	5,175	—	9,930

Company	Investment(1)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2015 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2016 Fair Value
Freeport Financial Funds	LP Interests (Fund)	202	6,045	—	346	5,699
	LP Interests (Fund III)	231	2,077	1,487	—	3,564

Gault Financial, LLC (RMB	10% Secured Debt	767	10,930	80	—	11,010
Capital, LLC)	Warrants	—	—	—	—	—

Glowpoint, Inc.	8% Secured Debt	14	397	1	398	—
	12% Secured Debt	560	8,929	11	1,303	7,637
	Common Stock	—	3,840	—	1,530	2,310

Guerdon Modular	LIBOR Plus 8.50% (Floor 1.00%)	19	(15)	962	947	—
Holdings, Inc.	9% Current / 4% PIK Secured Debt	723	10,295	78	13	10,360
	Preferred Stock	—	—	1,140	—	1,140
	Common Stock	—	1,990	—	1,910	80

Houston Plating and Coatings, LLC	Member Units	(23)	8,440	433	3,543	5,330

I-45 SLF LLC	Member units	778	7,200	3,106	—	10,306

Indianhead Pipeline	12% Secured Debt	411	5,853	63	449	5,467
Services, LLC	Preferred Member Units	24	2,302	273	—	2,575
	Warrants	—	—	—	—	—
	Member Units	—	—	—	—	—

KBK Industries, LLC	10% Secured Debt	8	—	600	—	600
	12.5% Secured Debt	379	5,900	7	7	5,900
	Member Units	(8)	3,680	—	450	3,230

L.F. Manufacturing Holdings, LLC	Member Units	—	1,485	185	—	1,670

MPS Denver, LLC	Member Units	—	1,130	—	290	840

OnAsset Intelligence, Inc.	12% PIK Secured Debt	248	4,006	248	—	4,254
	Preferred Stock	—	1,380	—	—	1,380
	Warrants	—	—	—	—	—

OPI International Ltd.	10% Unsecured Debt	24	473	—	—	473
	Common Stock	—	3,200	—	—	3,200

PCI Holding Company, Inc.	12% Secured Debt	538	—	13,000	—	13,000
	Preferred Stock	291	4,887	291	939	4,239

Radial Drilling Services Inc.	12% Secured Debt	10	1,500	10	—	1,510
	Warrants	—	—	—	—	—

Rocaceia, LLC (Quality
Lease and Rental	12% Secured Debt	—	250	—	—	250
Holdings, LLC)	Preferred Member Units	—	—	—	—	—

Samba Holdings, Inc.	12.5% Secured Debt	1,100	24,662	110	24,772	—
	Common Stock	—	30,220	—	30,220	—

Tin Roof Acquisition	12% Secured Debt	869	13,807	30	209	13,628
Company	Class C Preferred Stock	127	2,477	126	—	2,603

UniTek Global Services, Inc.	LIBOR Plus 7.50% (Floor 1.00%)	131	2,812	—	1	2,811
	LIBOR Plus 8.50% (Floor 1.00%)	62	1,255	6	273	988
	15% PIK Unsecured Debt	54	638	50	—	688
	Preferred Stock	—	5,540	450	—	5,990
	Common Stock	—	—	2,100	—	2,100

Universal Wellhead Services Holdings, LLC	Class A Preferred Units	—	3,000	—	1,840	1,160

Valley Healthcare	LIBOR Plus 12.50% (Floor 0.50%)	707	10,297	420	—	10,717
Group, LLC	Preferred Member Units	—	—	1,600	—	1,600

Company	Investment(1)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2015 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2016 Fair Value
Volusion, LLC	10.5% Secured Debt	1,056	16,199	126	—	16,325
	Preferred Member Units	—	14,000	—	—	14,000
	Warrants	—	1,400	—	—	1,400

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period		(345)	(15,530)	—	—	—

		$17,476	$350,519	$67,777	$75,343	$358,483

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

        The following tables provide a summary of our investments in the LMM, Middle Market and Private Loan portfolios as of June 30, 2017 and December 31, 2016 (this information excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of June 30, 2017
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	75	68	49
Fair value	$932.1	$624.1	$379.8
Cost	$815.0	$646.3	$399.6
% of portfolio at cost—debt	68.3%	96.7%	93.3%
% of portfolio at cost—equity	31.7%	3.3%	6.7%
% of debt investments at cost secured by first priority lien	95.9%	90.2%	90.1%
Weighted-average annual effective yield(b)	12.0%	8.8%	9.5%
Average EBITDA(c)	$4.8	$92.9	$22.3

(a)
At June 30, 2017, we had equity ownership in approximately 99% of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 37%.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of June 30, 2017, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares of our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including five LMM portfolio companies, two Middle Market portfolio companies and three Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

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

        As of June 30, 2017, we had Other Portfolio investments in ten companies, collectively totaling approximately $103.9 million in fair value and approximately $111.3 million in cost basis and which comprised approximately 5.0% of our Investment Portfolio (as defined in "—Critical Accounting Policies—Basis of Presentation" below) at fair value. As of December 31, 2016, we had Other Portfolio investments in ten companies, collectively totaling approximately $100.3 million in fair value and approximately $107.1 million in cost basis and which comprised approximately 5.0% of our Investment Portfolio at fair value.

        As previously discussed, the External Investment Manager is a wholly owned subsidiary that is treated as a portfolio investment. As of June 30, 2017, there was no cost basis in this investment and the investment had a fair value of approximately $37.1 million, which comprised approximately 1.8% of our Investment Portfolio at fair value. As of December 31, 2016, there was no cost basis in this investment and the investment had a fair value of approximately $30.6 million, which comprised approximately 1.5% of our Investment Portfolio at fair value.

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

        Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio. For the three months ended June 30, 2017, the ratio of our total operating expenses, excluding interest expense and the effect of certain non-recurring professional fees and other expenses as discussed further below in "Discussion and analysis of results of operations—Comparison of the three months ended June 30, 2017 and June 30, 2016", as a percentage of our quarterly average total assets was 1.6% on an annualized basis, compared to 1.4% on an annualized basis for the three months ended June 30, 2016. For the six months ended June 30, 2017, the ratio of our total operating expenses, excluding interest expense and these non-recurring expenses, as a percentage of our quarterly average total assets was 1.5% on an annualized basis, compared to 1.4% on an annualized basis for the six months ended June 30, 2016, and 1.5% for the year ended December 31, 2016. Including the effect of these non-recurring expenses, the ratio for the three and six months ended June 30, 2017 would have been 1.7% and 1.6%, respectively, on an annualized basis.

        During May 2012, we entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income, a non-listed BDC, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow us to own a registered investment adviser, we assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on our ability to meet the source-of-income requirement necessary for us to maintain our RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. Based upon several fee waiver agreements with HMS Income and HMS Adviser, the External Investment Manager did not begin accruing the base management fee and incentive fees, if any, until January 1, 2014. The External Investment Manager has conditionally agreed to waive a limited amount of the incentive fees otherwise earned. During the three months ended June 30, 2017 and 2016, the External Investment Manager earned $2.7 million and $2.3 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser. During the six months ended June 30, 2017 and 2016, the External Investment Manager earned $5.3 million and $4.6 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser.

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

CRITICAL ACCOUNTING POLICIES

  Basis of Presentation

        Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For each of the periods presented herein, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of our investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments, and the investment in the External Investment Manager. Our results of operations for the three and six months ended June 30, 2017 and 2016, cash flows for the six months ended June 30, 2017 and 2016, and financial position as of June 30, 2017 and December 31, 2016, are presented on a consolidated basis. The effects of all intercompany transactions between us and our consolidated subsidiaries have been eliminated in consolidation.

        Our accompanying unaudited consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2017 and 2016 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

        We are an investment company following the accounting and reporting guidance in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 946, Financial Services—Investment Company ("ASC 946"). Under regulations pursuant to Article 6 of Regulation S-X applicable to BDCs and ASC 946, we are precluded from consolidating other entities in which we have equity investments, including those in which we have a controlling interest, unless the other entity is another investment company. An exception to this general principle in ASC 946 occurs if we hold a controlling interest in an operating company that provides all or substantially all of its services directly to us or to any of our portfolio companies. Accordingly, as noted above, our consolidated financial statements include the financial position and operating results for the Funds and the Taxable Subsidiaries. We have determined that all of our portfolio investments do not qualify for this exception, including the investment in the External Investment Manager. Therefore, our Investment Portfolio is carried on the consolidated balance sheet at fair value with any adjustments to fair value recognized as "Net Change in Unrealized Appreciation (Depreciation)" on the consolidated statements of operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a "Net Realized Gain (Loss)."

  Investment Portfolio Valuation

        The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. As of both June 30, 2017 and December 31, 2016, our Investment Portfolio valued at fair value represented approximately 96% of our total assets. We are required to report our investments at fair value. We follow the provisions of Financial Accounting Standards Board ("FASB") ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See "Note B.1.—Valuation of the Investment Portfolio" in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

        Our Board of Directors has the final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our Investment Portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our Investment Portfolio as of June 30, 2017 and December 31, 2016 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

  Payment-in-Kind ("PIK") Interest and Cumulative Dividends

        We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended June 30, 2017 and 2016, (i) approximately 3.0% and 4.1%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.8% and 0.7%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash. For the six months ended June 30, 2017 and 2016, (i) approximately 3.2% and 3.6%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.8% and 0.8%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.

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

        Our external asset management business is conducted through the External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. We have entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with HMS Income. Through this agreement, we share employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. In the first quarter of 2014, we began allocating costs to the External Investment Manager pursuant to the sharing agreement. Our total expenses for the three months ended June 30, 2017 and 2016 are net of expenses allocated to the External Investment Manager of $1.6 million and $1.4 million, respectively. Our total expenses for the six months ended June 30, 2017 and 2016 are net of expenses allocated to the External Investment Manager of $3.2 million and $2.5 million, respectively. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses allocated to the External Investment Manager and dividend income from the External Investment Manager. For the three months ended June 30, 2017 and 2016, the total contribution to our net investment income was $2.4 million and $2.0 million, respectively. For the six months ended June 30, 2017 and 2016, the total contribution to our net investment income was $4.6 million and $3.8 million, respectively.

        The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments as of June 30, 2017 and December 31, 2016 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	June 30, 2017	December 31, 2016
First lien debt	77.0%	76.1%
Equity	15.6%	14.5%
Second lien debt	5.9%	7.7%
Equity warrants	0.9%	1.1%
Other	0.6%	0.6%

	100.0%	100.0%

Fair Value:	June 30, 2017	December 31, 2016
First lien debt	70.2%	68.7%
Equity	22.9%	22.6%
Second lien debt	5.6%	7.2%
Equity warrants	0.7%	0.9%
Other	0.6%	0.6%

	100.0%	100.0%

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

        The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017		As of December 31, 2016
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
		(dollars in thousands)
1	$244,920	26.3%	$253,420	28.4%
2	205,710	22.0%	258,085	28.9%
3	389,454	41.8%	294,807	33.0%
4	79,028	8.5%	75,433	8.5%
5	12,962	1.4%	10,847	1.2%

Total	$932,074	100.0%	$892,592	100.0%

        Based upon our investment rating system, the weighted-average rating of our LMM portfolio was approximately 2.4 and 2.3 as of June 30, 2017 and December 31, 2016, respectively.

        As of June 30, 2017, our total Investment Portfolio had five investments on non-accrual status, which comprised approximately 0.2% of its fair value and 2.6% of its cost. As of December 31, 2016, our total Investment Portfolio had four investments on non-accrual status, which comprised approximately 0.6% of its fair value and 3.0% of its cost.

        The operating results of our portfolio companies are impacted by changes in the broader fundamentals of the United States economy. In the event that the United States economy contracts, it is likely that the financial results of small to mid-sized companies, like those in which we invest, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements, to an increase in defaults on our debt investments and to difficulty in maintaining historical dividend payment rates and unrealized appreciation on our equity investments. Consequently, we can provide no assurance that the performance of certain portfolio companies will not be negatively impacted by economic cycles or other conditions, which could also have a negative impact on our future results.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

  Comparison of the three months ended June 30, 2017 and June 30, 2016

	Three Months Ended June 30,		Net Change
	2017	2016	Amount	%
	(dollars in thousands)
Total investment income	$50,271	$42,902	$7,369	17%
Total expenses	(17,578)	(15,254)	(2,324)	15%

Net investment income	32,693	27,648	5,045	18%
Net realized gain from investments	10,981	15,457	(4,476)
Net change in net unrealized appreciation (depreciation) from:
Portfolio investments	1,365	(10,585)	11,950
SBIC debentures and marketable securities and idle funds	(36)	164	(200)

Total net change in net unrealized appreciation (depreciation)	1,329	(10,421)	11,750
Income tax provision	(2,174)	(1,773)	(401)

Net increase in net assets resulting from operations	$42,829	$30,911	$11,918	39%

	Three Months Ended June 30,		Net Change
	2017	2016	Amount	%
	(dollars in thousands, except per share amounts)
Net investment income	$32,693	$27,648	$5,045	18%
Share-based compensation expense	2,798	2,251	547	24%

Distributable net investment income(a)	$35,491	$29,899	$5,592	19%

Net investment income per share—
Basic and diluted	$0.58	$0.54	$0.04	7%

Distributable net investment income per share—
Basic and diluted(a)	$0.63	$0.58	$0.05	9%

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

  Investment Income

        For the three months ended June 30, 2017, total investment income was $50.3 million, a 17% increase over the $42.9 million of total investment income for the corresponding period of 2016. This comparable period increase was principally attributable to (i) a $5.6 million increase in interest income primarily related to higher average levels of portfolio debt investments and increased activities involving existing Investment Portfolio debt investments, (ii) a $1.4 million increase in fee income, and (iii) a $0.4 million increase in dividend income from Investment Portfolio equity investments. The $7.4 million increase in total investment income in the three months ended June 30, 2017 includes an increase of $2.5 million related to higher accelerated prepayment, repricing and other activity for certain Middle Market and Private Loan Investment Portfolio debt investments when compared to the same period in 2016.

  Expenses

        For the three months ended June 30, 2017, total expenses increased to $17.6 million from $15.3 million for the corresponding period of 2016. This comparable period increase in operating expenses was principally attributable to (i) a $0.9 million increase in general and administrative expenses, including approximately $0.3 million related to non-recurring professional fees and other expenses incurred on certain potential new portfolio investment opportunities which were terminated during the due diligence and legal documentation processes, (ii) a $0.6 million increase in compensation expense related to increases in the number of personnel, base compensation levels and incentive compensation accruals, (iii) a $0.5 million increase in share-based compensation expense and (iv) a $0.5 million increase in interest expense, primarily due to the higher average interest rate and balance outstanding on our Credit Facility in the three months ended June 30, 2017, with these increases partially offset by a $0.3 million increase in the expenses allocated to the External Investment Manager, in each case when compared to the same period in the prior year. For the three months ended June 30, 2017, the ratio of our total operating expenses, excluding interest expense and the effect of the non-recurring professional fees and other expenses discussed above, as a percentage of our quarterly average total assets was 1.6% on an annualized basis, compared to 1.4% on an annualized basis for the three months ended June 30, 2016 and 1.5% for the year ended December 31, 2016. Including the effect of the non-recurring expenses, the ratio for the three months ended June 30, 2017 was 1.7% on an annualized basis.

  Net Investment Income

        Net investment income for the three months ended June 30, 2017 was $32.7 million, or an 18% increase, compared to net investment income of $27.6 million for the corresponding period of 2016. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses as discussed above.

  Distributable Net Investment Income

        For the three months ended June 30, 2017, distributable net investment income increased 19% to $35.5 million, or $0.63 per share, compared with $29.9 million, or $0.58 per share, in the corresponding period of 2016. The increase in distributable net investment income was primarily due to the higher level of total investment income, partially offset by higher operating expenses both as discussed above. Distributable net investment income on a per share basis for the three months ended June 30, 2017 reflects (i) an increase of approximately $0.04 per share from the comparable period in 2016 attributable to the net increase in the comparable levels of accelerated prepayment, repricing and other activity for certain Investment Portfolio debt investments and (ii) a greater number of average shares outstanding compared to the corresponding period in 2016 primarily due to shares issued through the ATM Program (as defined in "—Liquidity and Capital Resources—Capital Resources" below), shares issued pursuant to our equity incentive plans and shares issued pursuant to our dividend reinvestment plan.

  Net Increase in Net Assets Resulting from Operations

        The net increase in net assets resulting from operations during the three months ended June 30, 2017 was $42.8 million, or $0.76 per share, compared with $30.9 million, or $0.60 per share, during the three months ended June 30, 2016. This $11.9 million increase from the same period in the prior year was primarily the result of (i) an $11.9 million improvement in net change in unrealized appreciation (depreciation) from portfolio investments, including the impact of accounting reversals relating to realized gains/income (losses), from net unrealized depreciation of $10.6 million for the three months ended June 30, 2016 to net unrealized appreciation of $1.3 million for the three months ended June 30, 2017 and (ii) a $5.0 million increase in net investment income as discussed above, with these increases partially offset by (i) a $4.5 million decrease in the net realized gain from investments to a total net realized gain of $11.0 million for the three months ended June 30, 2017 and (ii) a $0.4 million increase in the income tax provision. The net realized gain from investments of $11.0 million for the three months ended June 30, 2017 was primarily the result of (i) realized gains of $6.8 million due to activity in our Other Portfolio, (ii) the realized gain of $2.4 million on the exit of a LMM investment, (iii) the realized gain of $1.4 million on the partial exit of a LMM investment and (iv) realized gains of $0.6 million due to activity in our Middle Market portfolio.

        The following table provides a summary of the total net unrealized appreciation of $1.3 million for the three months ended June 30, 2017:

	Three Months Ended June 30, 2017
	LMM(a)	Middle Market	Private Loan	Other(b)	Total
	(dollars in millions)
Accounting reversals of net unrealized appreciation recognized in prior periods due to net realized gains/income (losses) recognized during the current period	$(3.0)	$(0.5)	$(0.7)	$(6.4)	$(10.6)
Net unrealized appreciation (depreciation) relating to portfolio investments	5.0	(1.7)	0.4	8.2	11.9

Total net change in unrealized appreciation (depreciation) relating to portfolio investments	$2.0	$(2.2)	$(0.3)	$1.8	$1.3

Unrealized depreciation relating to SBIC debentures(c)					—

Total net change in unrealized appreciation					$1.3

(a)
LMM includes unrealized appreciation on 20 LMM portfolio investments and unrealized depreciation on 17 LMM portfolio investments.

(b)
Other includes $4.6 million of net unrealized appreciation relating to the Other Portfolio and $3.6 million of unrealized appreciation relating to the External Investment Manager.

(c)
Relates to unrealized depreciation on the SBIC debentures held by MSC II which are accounted for on a fair value basis.

        The income tax provision for the three months ended June 30, 2017 of $2.2 million principally consisted of a deferred tax provision of $1.7 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in net operating loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences, and other current tax expense of $0.4 million related to (i) a $0.2 million accrual for excise tax on our estimated undistributed taxable income and (ii) other current tax expense of $0.2 million related to accruals for U.S. federal and state income taxes.

  Comparison of the six months ended June 30, 2017 and June 30, 2016

	Six Months Ended June 30,		Net Change
	2017	2016	Amount	%
	(dollars in thousands)
Total investment income	$98,160	$84,909	$13,251	16%
Total expenses	(34,300)	(30,096)	(4,204)	14%

Net investment income	63,860	54,813	9,047	17%
Net realized gain from investments	38,549	29,060	9,489
Net realized loss from SBIC debentures	(5,217)	—	(5,217)
Net change in net unrealized appreciation (depreciation) from:
Portfolio investments	(20,726)	(38,114)	17,388
SBIC debentures and marketable securities and idle funds	5,629	1,475	4,154

Total net change in net unrealized depreciation	(15,097)	(36,639)	21,542
Income tax benefit (provision)	(7,812)	490	(8,302)

Net increase in net assets resulting from operations	$74,283	$47,724	$26,559	56%

	Six Months Ended June 30,		Net Change
	2017	2016	Amount	%
	(dollars in thousands, except per share amounts)
Net investment income	$63,860	$54,813	$9,047	17%
Share-based compensation expense	5,067	3,840	1,227	32%

Distributable net investment income(a)	$68,927	$58,653	$10,274	18%

Net investment income per share—
Basic and diluted	$1.15	$1.07	$0.08	7%

Distributable net investment income per share—
Basic and diluted(a)	$1.24	$1.15	$0.09	8%

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

  Investment Income

        For the six months ended June 30, 2017, total investment income was $98.2 million, a 16% increase over the $84.9 million of total investment income for the corresponding period of 2016. This comparable period increase was principally attributable to (i) an $11.9 million increase in interest income primarily related to higher average levels of portfolio debt investments and increased activities involving existing Investment Portfolio debt investments and (ii) a $1.7 million increase in fee income, partially offset by a $0.3 million decrease in dividend income from Investment Portfolio equity investments. The $13.3 million increase in total investment income in the six months ended June 30, 2017 includes an increase of $5.2 million related to higher accelerated prepayment, repricing and other activity for certain Investment Portfolio debt investments when compared to the same period in 2016.

  Expenses

        For the six months ended June 30, 2017, total expenses increased to $34.3 million from $30.1 million for the corresponding period of 2016. This comparable period increase in operating expenses was principally attributable to (i) a $1.4 million increase in general and administrative expenses, including approximately $0.6 million related to non-recurring professional fees and other expenses incurred on certain potential new portfolio investment opportunities which were terminated during the due diligence and legal documentation processes, (ii) a $1.2 million increase in share-based compensation expense, (iii) a $1.2 million increase in compensation expense related to increases in the number of personnel, base compensation levels and incentive compensation accruals and (iv) a $1.0 million increase in interest expense, primarily due to the higher average interest rate and balance outstanding on our Credit Facility in the six months ended June 30, 2017, with these increases partially offset by a $0.6 million increase in the expenses allocated to the External Investment Manager, in each case when compared to the same period in the prior year. For the six months ended June 30, 2017, the ratio of our total operating expenses, excluding interest expense and the non-recurring professional fees and other expenses discussed above, as a percentage of our quarterly average total assets was 1.5% on an annualized basis, compared to 1.4% on an annualized basis for the six months ended June 30, 2016, and 1.5% for the year ended December 31, 2016. Including the effect of the non-recurring expenses, the ratio for the six months ended June 30, 2017 was 1.6% on an annualized basis.

  Net Investment Income

        Net investment income for the six months ended June 30, 2017 was $63.9 million, or a 17% increase, compared to net investment income of $54.8 million for the corresponding period of 2016. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses as discussed above.

  Distributable Net Investment Income

        For the six months ended June 30, 2017, distributable net investment income increased 18% to $68.9 million, or $1.24 per share, compared with $58.7 million, or $1.15 per share, in the corresponding period of 2016. The increase in distributable net investment income was primarily due to the higher level of total investment income, partially offset by higher operating expenses both as discussed above. Distributable net investment income on a per share basis for the six months ended June 30, 2017 reflects (i) an increase of approximately $0.09 per share from the comparable period in 2016 attributable to the net increase in the comparable levels of accelerated prepayment, repricing and other activity for certain Investment Portfolio debt investments and (ii) a greater number of average shares outstanding compared to the corresponding period in 2016 primarily due to shares issued through the ATM Program, shares issued pursuant to our equity incentive plans and shares issued pursuant to our dividend reinvestment plan.

  Net Increase in Net Assets Resulting from Operations

        The net increase in net assets resulting from operations during the six months ended June 30, 2017 was $74.3 million, or $1.33 per share, compared with $47.7 million, or $0.94 per share, during the six months ended June 30, 2016. This $26.6 million increase from the same period in the prior year was primarily the result of (i) a $21.5 million improvement in net change in unrealized appreciation (depreciation) from portfolio investments and SBIC debentures, including the impact of accounting reversals relating to realized gains/income (losses), from net unrealized depreciation of $36.6 million for the six months ended June 30, 2016 to net unrealized depreciation of $15.1 million for the six months ended June 30, 2017, (ii) a $9.5 million increase in the net realized gain from investments to a total net realized gain from investments of $38.5 million for the six months ended June 30, 2017 and (iii) a $9.0 million increase in net investment income as discussed above, with these increases partially offset by (i) an $8.3 million increase in the income tax provision from an income tax benefit of $0.5 million for the six months ended June 30, 2016 to an income tax provision of $7.8 million for the six months ended June 30, 2017 and (ii) a $5.2 million realized loss on the repayment of SBIC debentures outstanding at MSC II which had previously been accounted for on the fair value method of accounting. The net realized gain from investments of $38.5 million for the six months ended June 30, 2017 was primarily the result of (i) the net realized gain of $24.7 million on the exit of three LMM investments, (ii) realized gains of $9.3 million due to activity in our Other Portfolio, (iii) the realized gain of $2.6 million on the exit of one Private Loan investment, (iv) the realized gain of $1.4 million on the partial exit of one LMM investment and (v) realized gains of $0.9 million due to activity in our Middle Market portfolio. The realized loss of $5.2 million on the repayment of SBIC debentures is related to the previously recognized bargain purchase gain resulting from recording the MSC II debentures at fair value on the date of the acquisition of MSC II in 2010. The effect of the realized loss is offset by the reversal of all previously recognized unrealized depreciation on these SBIC debentures due to fair value adjustments since the date of the acquisition.

        The following table provides a summary of the total net unrealized depreciation of $15.1 million for the six months ended June 30, 2017:

	Six Months Ended June 30, 2017
	LMM (a)	Middle Market	Private Loan	Other (b)	Total
	(dollars in millions)
Accounting reversals of net unrealized appreciation recognized in prior periods due to net realized gains/income (losses) recognized during the current period	$(23.0)	$(2.3)	$(2.1)	$(7.6)	$(35.0)
Net change in unrealized appreciation (depreciation) relating to portfolio investments	7.3	(3.6)	(3.0)	13.5	14.2

Total net change in unrealized appreciation (depreciation) relating to portfolio investments	$(15.7)	$(5.9)	$(5.1)	$5.9	$(20.8)

Unrealized appreciation relating to SBIC debentures (c)					5.7

Total net change in unrealized depreciation					$(15.1)

(a)
LMM includes unrealized appreciation on 26 LMM portfolio investments and unrealized depreciation on 22 LMM portfolio investments.

(b)
Other includes $7.0 million of net unrealized appreciation relating to the Other Portfolio and $6.5 million of unrealized appreciation relating to the External Investment Manager.

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

        The income tax provision for the six months ended June 30, 2017 of $7.8 million principally consisted of a deferred tax provision of $6.1 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in net operating loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences, and other current tax expense of $1.7 million related to (i) a $1.1 million accrual for excise tax on our estimated undistributed taxable income and (ii) other current tax expense of $0.6 million related to accruals for U.S. federal and state income taxes.

  Liquidity and Capital Resources

  Cash Flows

        For the six months ended June 30, 2017, we experienced a net decrease in cash and cash equivalents in the amount of approximately $2.7 million, which is the result of approximately $15.7 million of cash provided by our operating activities and approximately $18.3 million of cash used by financing activities.

        During the period, we generated $15.7 million of cash from our operating activities, which resulted primarily from (i) cash flows we generated from the operating profits earned through our operating activities totaling $56.2 million, which is our $68.9 million of distributable net investment income, excluding the non-cash effects of the accretion of unearned income of $9.1 million, payment-in-kind interest income of $3.1 million, cumulative dividends of $1.8 million and the amortization expense for deferred financing costs of $1.3 million, (ii) cash uses totaling $476.5 million consisting of (a) $471.5 million for the funding of new portfolio company investments and settlement of accruals for portfolio investments existing as of December 31, 2016, (b) $5.0 million related to decreases in payables and accruals and (iii) cash proceeds totaling $436.0 million from (a) $434.4 in cash proceeds from the sales and repayments of debt investments and sales of and return on capital of equity investments and (b)$1.6 million related to decreases in other assets.

        During the six months ended June 30, 2017, $18.3 million in cash was used in financing activities, which principally consisted of (i) $72.5 million in cash dividends paid to stockholders, (ii) $40.0 million in net repayments on the Credit Facility, (iii) $25.2 million in repayment of SBIC debentures, (iv) $4.3 million for purchases of vested restricted stock from employees to satisfy their tax withholding requirements upon the vesting of such restricted stock and (v) $1.1 million for payment of deferred issuance costs, SBIC debenture fees and other costs, partially offset by (i) $78.4 million in net cash proceeds from the ATM Program (described below) and (ii) $46.4 million in cash proceeds from issuance of SBIC debentures.

  Capital Resources

        As of June 30, 2017, we had $21.8 million in cash and cash equivalents and $252.0 million of unused capacity under the Credit Facility, which we maintain to support our investment and operating activities. As of June 30, 2017, our net asset value totaled $1,282.7 million, or $22.62 per share.

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

        Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis at a rate equal to the applicable LIBOR rate (1.22% as of June 30, 2017) plus (i) 1.875% (or the applicable base rate (Prime Rate of 4.25% as of June 30, 2017) plus 0.875%) as long as we maintain an investment grade rating and meet certain agreed upon excess collateral and maximum leverage requirements, (ii) 2.0% (or the applicable base rate plus 1.0%) if we maintain an investment grade rating but do not meet certain excess collateral and maximum leverage requirements or (iii) 2.25% (or the applicable base rate plus 1.25%) if we do not maintain an investment grade rating. We pay unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio of at least 1.5 to 1.0 and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2021, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval. As of June 30, 2017, we had $303.0 million in borrowings outstanding under the Credit Facility, the interest rate on the Credit Facility was 2.9% and we were in compliance with all financial covenants of the Credit Facility.

        Due to each of the Funds' status as a licensed SBIC, we have the ability to issue, through the Funds, debentures guaranteed by the SBA at favorable interest rates and favorable terms and conditions up to a maximum amount of $350.0 million through our three existing SBIC licenses. During the six months ended June 30, 2017, we issued $46.4 million of SBIC debentures and opportunistically prepaid $25.2 million of our existing SBIC debentures as part of an effort to manage the maturity dates of our oldest SBIC debentures, leaving $88.8 million of remaining capacity under our SBIC licenses. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semiannually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. Main Street expects to issue new SBIC debentures under the SBIC program in the future in an amount up to the regulatory maximum amount of $350.0 million for affiliated SBIC funds. On June 30, 2017, through our three wholly owned SBICs, we had $261.2 million of outstanding SBIC debentures guaranteed by the SBA, which bear a weighted-average annual fixed interest rate of approximately 3.7%, paid semiannually, and mature ten years from issuance. The first maturity related to our SBIC debentures occurs in 2019, and the weighted-average remaining duration is approximately 5.8 years as of June 30, 2017.

        In April 2013, we issued $92.0 million, including the underwriters' full exercise of their over-allotment option, in aggregate principal amount of the 6.125% Notes (the "6.125% Notes"). The 6.125% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 6.125% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 6.125% Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at our option on or after April 1, 2018. We may from time to time repurchase 6.125% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2017, the outstanding balance of the 6.125% Notes was $90.7 million.

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

        In November 2014, we issued $175.0 million in aggregate principal amount of the 4.50% Notes (the "4.50% Notes") at an issue price of 99.53%. The 4.50% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes mature on December 1, 2019, and may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. The 4.50% Notes bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year, beginning June 1, 2015. We may from time to time repurchase 4.50% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2017, the outstanding balance of the 4.50% Notes was $175.0 million.

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

        During November 2015, we commenced a program with certain selling agents through which we can sell shares of our common stock by means of at-the-market offerings from time to time (the "ATM Program"). During the six months ended June 30, 2017, we sold 2,104,424 shares of our common stock at a weighted-average price of $37.72 per share and raised $79.4 million of gross proceeds under the ATM Program. Net proceeds were $78.4 million after commissions to the selling agents on shares sold and offering costs. As of June 30, 2017, sales transactions representing 25,837 shares had not settled and are not included in shares issued and outstanding on the face of the consolidated balance sheet, but are included in the weighted-average shares outstanding in the consolidated statement of operations and in the shares used to calculate net asset value per share. As of June 30, 2017, there were 3,751,904 shares were available for sale under the ATM Program.

        During the year ended December 31, 2016, we sold 3,324,646 shares of our common stock at a weighted-average price of $34.17 per share and raised $113.6 million of gross proceeds under the ATM Program. Net proceeds were $112.0 million after commissions to the selling agents on shares sold and offering costs. As of December 31, 2016, sales transactions representing 42,413 shares had not settled and were not included in shares issued and outstanding on the face of the consolidated balance sheet, but were included in the weighted-average shares outstanding in the consolidated statements of operations and in the shares used to calculate net asset value per share.

        We anticipate that we will continue to fund our investment activities through existing cash and cash equivalents, cash flows generated through our ongoing operating activities, utilization of available borrowings under our Credit Facility and a combination of future issuances of debt and equity capital. Our primary uses of funds will be investments in portfolio companies, operating expenses and cash distributions to holders of our common stock.

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

        In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt financing costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the related debt liability, similar to the presentation of debt discounts. Additionally in August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which provides further clarification on the same topic and states that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of the deferred costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted the guidance for debt arrangements that are not line-of-credit arrangements for the three months ended June 30, 2017. Comparative financial statements of prior interim and annual periods have been adjusted to apply the new method retrospectively. As a result of the adoption, the Company reclassified $7.9 million of deferred financing costs assets to a direct deduction from the related debt liability on the consolidated balance sheet as of December 31, 2016. The adoption of this guidance had no impact on net assets, the consolidated statements of operations or the consolidated statements of cash flows.

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

        In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. The Company elected to early adopt this standard during the three months ended March 31, 2016. See further discussion of the impact of the adoption of this standard in "Note B.8.—Summary of Significant Accounting Policies—Share-based Compensation" in the notes to consolidated financial statements.

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

  Off-Balance Sheet Arrangements

        We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At June 30, 2017, we had a total of $126.8 million in outstanding commitments comprised of (i) 33 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) nine investments with equity capital commitments that had not been fully called.

  Contractual Obligations

        As of June 30, 2017, the future fixed commitments for cash payments in connection with our SBIC debentures, the 4.50% Notes, the 6.125% Notes and rent obligations under our office lease for each of the next five years and thereafter are as follows:

	2017	2018	2019	2020	2021	Thereafter	Total
SBIC debentures	$—	$—	$20,000	$55,000	$40,000	$146,200	$261,200
Interest due on SBIC debentures	5,330	9,967	9,967	8,774	6,223	18,452	58,713
Notes 6.125%	—	—	—	—	—	90,655	90,655
Interest due on 6.125% Notes	2,776	5,553	5,553	5,553	5,553	6,939	31,927
4.50% Notes	—	—	175,000	—	—	—	175,000
Interest due on 4.50% Notes	3,938	7,875	7,875	—	—	—	19,688
Operating Lease Obligation(1)	—	373	749	763	777	5,031	7,693

Total	$12,044	$23,768	$219,144	$70,090	$52,553	$267,277	$644,876

(1)
Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to FASB ASC 840, as may be modified or supplemented.

        As of June 30, 2017, we had $303.0 million in borrowings outstanding under our Credit Facility, and the Credit Facility is currently scheduled to mature in September 2021. The Credit Facility contains two, one-year extension options which could extend the maturity to September 2023, subject to lender approval. See further discussion of the Credit Facility terms in "—Liquidity and Capital Resources—Capital Resources."

  Related Party Transactions

        As discussed further above, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of our Investment Portfolio. At June 30, 2017, we had a receivable of approximately $2.6 million due from the External Investment Manager which included approximately $1.9 million primarily related to operating expenses incurred by us required to support the External Investment Manager's business and approximately $0.7 million of dividends declared but not paid by the External Investment Manager.

        In November 2015, our Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the "2015 Deferred Compensation Plan"). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the "2013 Deferred Compensation Plan"). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors' fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of June 30, 2017, $3.6 million of compensation and directors' fees had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $2.4 million was deferred into phantom Main Street stock units, representing 72,182 shares of our common stock. Including phantom stock units issued through dividend reinvestment, the phantom stock units outstanding as of June 30, 2017 represented 83,739 shares of our common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the consolidated statements of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but are included in operating expenses and weighted-average shares outstanding in our consolidated statements of operations as earned.

  Recent Developments

        In July 2017, we fully exited our debt and equity investments in Compact Power Equipment, Inc. ("CPEC"), a light to medium duty equipment rental operation that owns and operates outdoor equipment rental locations. CPEC provides its customers a wide range of landscape and construction equipment available on both a long-term rental basis and an hourly rental basis. We realized a gain of approximately $3.7 million on the exit of our equity investments in CPEC.

        In July 2017, we made a new portfolio investment to facilitate the management-led buyout of Market Force Information, LLC ("Market Force"), a leading global provider of customer experience management software and services. We, along with a co-investor, partnered with Market Force's management team to facilitate the transaction, with us funding $38.2 million in a combination of first-lien, senior secured term debt and a direct equity investment. In addition, we and our co-investor are providing Market Force an undrawn credit facility to support its growth initiatives and working capital needs. Headquartered in Louisville, Colorado, and founded in 2005, Market Force is a global provider of customer experience management software and services, which capture customer experience data through multiple channels and provide location-based measurement and analytics. Market Force integrates this data into a cloud-based platform where clients can view, track, and analyze data in real time.

        In August 2017, we declared regular monthly dividends of $0.190 per share for each month of October, November and December of 2017. These regular monthly dividends equal a total of $0.570 per share for the fourth quarter of 2017 and represent a 2.7% increase from the regular monthly dividends declared for the fourth quarter of 2016. Including the regular monthly dividends declared for the third and fourth quarters of 2017, we will have paid $21.115 per share in cumulative dividends since our October 2007 initial public offering.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent that any debt investments include floating interest rates. The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of June 30, 2017, approximately 67% of our debt investment portfolio (at cost) bore interest at floating rates, 96% of which were subject to contractual minimum interest rates. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the interest rates on our outstanding SBIC debentures, 4.50% Notes and 6.125% Notes, which comprise the majority of our outstanding debt, are fixed for the life of such debt. As of June 30, 2017, we had not entered into any interest rate hedging arrangements. The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of June 30, 2017.

Basis Point Change	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	(dollars in thousands)
(25)	$(2,397)	$758	$(1,639)	$(0.03)
25	2,581	(758)	1,824	0.03
50	5,189	(1,515)	3,674	0.06
100	10,409	(3,030)	7,379	0.13
150	15,690	(4,545)	11,145	0.20
200	20,971	(6,060)	14,911	0.26
300	31,532	(9,090)	22,442	0.40
400	42,093	(12,120)	29,973	0.53

        The hypothetical results would also be impacted by the changes in the amount of debt outstanding under our Credit Facility (with an increase (decrease) in the debt outstanding under the Credit Facility resulting in an (increase) decrease in the hypothetical interest expense).

Item 4.    Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, our President, our Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chairman and Chief Executive Officer, our President, our Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        During the three months ended June 30, 2017, we issued 67,132 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued during the three months ended June 30, 2017 under the dividend reinvestment plan was approximately $2.6 million.

        During the three months ended June 30, 2017, we issued 11,464 shares of our common stock in exchange for additional equity securities in one of our existing portfolio companies. We issued these shares in reliance on exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended. The value of the shares of common stock issued in connection with this transaction was approximately $0.4 million.

Item 6.    Exhibits

        Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit
10.1	Supplement Agreement dated July 14, 2017.
10.2
Dividend Reinvestment and Direct Stock Purchase Plan (previously filed as Exhibit (e) to Main Street Capital Corporation's Post-Effective Amendment No. 12 to the Registration Statement on Form N-2 filed on July 18, 2017 (Reg. No. 333-183555)).
10.3
Form of Equity Distribution Agreement dated May 10, 2017 (previously filed as Exhibit (h)(3) to Main Street Capital Corporation's Post-Effective Amendment No. 11 to the Registration Statement on Form N-2 filed on May 10, 2017 (Reg. No. 333-183555)).
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

Main Street Capital Corporation
Date: August 4, 2017	/s/ VINCENT D. FOSTER Vincent D. Foster Chairman and Chief Executive Officer (principal executive officer)
Date: August 4, 2017	/s/ BRENT D. SMITH Brent D. Smith Chief Financial Officer and Treasurer (principal financial officer)
Date: August 4, 2017	/s/ SHANNON D. MARTIN Shannon D. Martin Vice President and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Supplement Agreement dated July 14, 2017.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).