Form 10-Q
period 2017-09-30
Main Street Capital CORP
filed 2017-11-03
CIK 1396440

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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

        The number of shares outstanding of the issuer's common stock as of November 2, 2017 was 58,097,927.

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

(dollars in thousands, except shares and per share amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Portfolio investments at fair value:
Control investments (cost: $527,609 and $439,674 as of September 30, 2017 and December 31, 2016, respectively)	$715,873	$594,282
Affiliate investments (cost: $376,957 and $394,699 as of September 30, 2017 and December 31, 2016, respectively)	338,231	375,948
Non-Control/Non-Affiliate investments (cost: $1,144,962 and $1,037,510 as of September 30, 2017 and December 31, 2016, respectively)	1,115,877	1,026,676

Total investments (cost: $2,049,528 and $1,871,883 as of September 30, 2017 and December 31, 2016, respectively)	2,169,981	1,996,906
Cash and cash equivalents	30,144	24,480
Interest receivable and other assets	39,374	35,133
Receivable for securities sold	26,090	1,990
Deferred financing costs (net of accumulated amortization of $5,344 and $4,598 as of September 30, 2017 and December 31, 2016, respectively)	4,093	4,718
Deferred tax asset, net	—	9,125

Total assets	$2,269,682	$2,072,352

LIABILITIES
Credit facility	$355,000	$343,000
SBIC debentures (par: $274,800 and $240,000 as of September 30, 2017 and December 31, 2016, respectively)	269,345	235,686
4.50% Notes (par: $175,000 as of both September 30, 2017 and December 31, 2016)	173,435	172,893
6.125% Notes (par: $90,655 as of both September 30, 2017 and December 31, 2016)	88,981	88,752
Accounts payable and other liabilities	14,357	14,205
Payable for securities purchased	23,172	2,184
Interest payable	3,609	4,103
Dividend payable	10,935	10,048
Deferred tax liability, net	1,182	—

Total liabilities	940,016	870,871
Commitments and contingencies (Note M)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 57,680,789 and 54,312,444 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively)	577	543
Additional paid-in capital	1,272,175	1,143,883
Accumulated net investment income, net of cumulative dividends of $603,902 and $521,297 as of September 30, 2017 and December 31, 2016, respectively	29,099	19,033
Accumulated net realized gain from investments (accumulated net realized gain from investments of $76,236 before cumulative dividends of $133,997 as of September 30, 2017 and accumulated net realized gain from investments of $48,394 before cumulative dividends of $107,281 as of December 31, 2016)	(57,761)	(58,887)
Net unrealized appreciation, net of income taxes	85,576	96,909

Total net assets	1,329,666	1,201,481

Total liabilities and net assets	$2,269,682	$2,072,352

NET ASSET VALUE PER SHARE	$23.02	$22.10

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(dollars in thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$15,145	$14,826	$42,720	$40,398
Affiliate investments	10,134	9,619	29,601	27,095
Non-Control/Non-Affiliate investments	26,507	22,149	77,623	63,841

Interest, fee and dividend income	51,786	46,594	149,944	131,334
Interest, fee and dividend income from marketable securities and idle funds investments	—	5	—	174

Total investment income	51,786	46,599	149,944	131,508
EXPENSES:
Interest	(9,420)	(8,573)	(26,820)	(25,010)
Compensation	(4,777)	(4,309)	(13,762)	(12,081)
General and administrative	(2,748)	(2,247)	(8,748)	(6,808)
Share-based compensation	(2,476)	(2,137)	(7,542)	(5,977)
Expenses allocated to the External Investment Manager	1,664	1,224	4,816	3,739

Total expenses	(17,757)	(16,042)	(52,056)	(46,137)

NET INVESTMENT INCOME	34,029	30,557	97,888	85,371
NET REALIZED GAIN (LOSS):
Control investments	(2,848)	17,862	259	32,220
Affiliate investments	(9,896)	(3,447)	12,920	25,260
Non-Control/Non-Affiliate investments	2,038	(10,033)	14,663	(22,452)
Marketable securities and idle funds investments	—	(96)	—	(1,681)
SBIC debentures	—	—	(5,217)	—

Total net realized gain (loss)	(10,706)	4,286	22,625	33,347

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION):
Portfolio investments	16,368	8,376	(4,358)	(29,738)
Marketable securities and idle funds investments	—	235	—	1,729
SBIC debentures	(221)	(801)	5,408	(820)

Total net change in unrealized appreciation (depreciation)	16,147	7,810	1,050	(28,829)

INCOME TAXES:
Federal and state income, excise and other taxes	(799)	(904)	(2,489)	(2,372)
Deferred taxes	(3,772)	1,432	(9,894)	3,390

Income tax benefit (provision)	(4,571)	528	(12,383)	1,018

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$34,899	$43,181	$109,180	$90,907

NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$0.60	$0.58	$1.74	$1.66

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$0.61	$0.82	$1.94	$1.76

DIVIDENDS PAID PER SHARE:
Regular monthly dividends	$0.555	$0.540	$1.665	$1.620
Supplemental dividends	—	—	0.275	0.275

Total dividends	$0.555	$0.540	$1.940	$1.895

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	57,109,104	52,613,277	56,140,953	51,538,745

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except shares)

(Unaudited)

	Common Stock				Accumulated Net Realized Gain From Investments, Net of Dividends	Net Unrealized Appreciation from Investments, Net of Income Taxes
				Accumulated Net Investment Income, Net of Dividends
	Number of Shares	Par Value	Additional Paid-In Capital				Total Net Asset Value
Balances at December 31, 2015	50,413,744	$504	$1,011,467	$7,181	$(49,653)	$101,395	$1,070,894
Public offering of common stock, net of offering costs	1,996,793	20	64,239	—	—	—	64,259
Share-based compensation	—	—	5,977	—	—	—	5,977
Purchase of vested stock for employee payroll tax withholding	(80,750)	(1)	(2,592)	—	—	—	(2,593)
Dividend reinvestment	339,544	3	10,645	—	—	—	10,648
Amortization of directors' deferred compensation	—	—	464	—	—	—	464
Issuance of restricted stock, net of forfeited shares	262,586	3	(3)	—	—	—	—
Dividends to stockholders	—	—	—	(54,131)	(43,881)	—	(98,012)
Cumulative-effect to retained earnings for excess tax benefit	—	—	—	—	—	1,806	1,806
Net increase (decrease) resulting from operations	—	—	—	85,371	33,347	(27,811)	90,907

Balances at September 30, 2016	52,931,917	$529	$1,090,197	$38,421	$(60,187)	$75,390	$1,144,350

Balances at December 31, 2016	54,354,857	$543	$1,143,883	$19,033	$(58,887)	$96,909	$1,201,481
Public offering of common stock, net of offering costs	3,119,581	31	118,087	—	—	—	118,118
Share-based compensation	—	—	7,542	—	—	—	7,542
Purchase of vested stock for employee payroll tax withholding	(113,371)	(1)	(4,350)	—	—	—	(4,351)
Investment through issuance of unregistered shares	11,464	—	442	—	—	—	442
Dividend reinvestment	158,301	2	6,085	—	—	—	6,087
Amortization of directors' deferred compensation	—	—	488	—	—	—	488
Issuance of restricted stock, net of forfeited shares	225,361	2	(2)	—	—	—	—
Dividends to stockholders	—	—	—	(82,605)	(26,716)	—	(109,321)
Net increase (decrease) resulting from operations	—	—	—	92,671	27,842	(11,333)	109,180

Balances at September 30, 2017	57,756,193	$577	$1,272,175	$29,099	$(57,761)	$85,576	$1,329,666

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$109,180	$90,907
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(743,695)	(420,036)
Proceeds from sales and repayments of debt investments in portfolio companies	527,562	274,907
Proceeds from sales and return of capital of equity investments in portfolio companies	80,078	73,017
Investments in marketable securities and idle funds investments	—	(523)
Proceeds from sales and repayments of marketable securities and idle funds investments	—	4,316
Net change in net unrealized (appreciation) depreciation	(1,050)	28,829
Net realized gain	(22,625)	(33,347)
Accretion of unearned income	(12,403)	(7,073)
Payment-in-kind interest	(4,122)	(4,911)
Cumulative dividends	(2,711)	(1,470)
Share-based compensation expense	7,542	5,977
Amortization of deferred financing costs	2,022	1,931
Deferred tax (benefit) provision	9,894	(3,390)
Changes in other assets and liabilities:
Interest receivable and other assets	(2,848)	(685)
Interest payable	(494)	(398)
Accounts payable and other liabilities	640	(247)
Deferred fees and other	2,050	1,644

Net cash provided by (used in) operating activities	(50,980)	9,448
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	118,118	64,259
Dividends paid	(102,347)	(86,655)
Proceeds from issuance of SBIC debentures	60,000	6,000
Repayments of SBIC debentures	(25,200)	—
Proceeds from credit facility	394,000	254,000
Repayments on credit facility	(382,000)	(232,000)
Payment of deferred loan costs and SBIC debenture fees	(1,576)	(925)
Purchases of vested stock for employee payroll tax withholding	(4,351)	(2,593)
Other	—	(83)

Net cash provided by financing activities	56,644	2,003

Net increase in cash and cash equivalents	5,664	11,451
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,480	20,331

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,144	$31,782

Supplemental cash flow disclosures:
Interest paid	$25,200	$23,368
Taxes paid	$3,162	$1,762
Non-cash financing activities:
Shares issued pursuant to the DRIP	$6,087	$10,648

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments

September 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Control Investments(5)

Access Media Holdings, LLC(10)	Private Cable Operator
		5% Current / 5% PIK Secured Debt (Maturity—July 22, 2020)(19)	$23,529	$23,529	$19,440
		Preferred Member Units (7,771,500 units)		7,665	150
		Member Units (45 units)		1	—

				31,195	19,590

ASC Interests, LLC	Recreational and Educational Shooting Facility
		11% Secured Debt (Maturity—July 31, 2018)	1,925	1,917	1,925
		Member Units (1,500 units)(8)		1,500	1,820

				3,417	3,745

Bond-Coat, Inc.	Casing and Tubing Coating Services
		12% Secured Debt (Maturity—December 28, 2017)	11,596	11,586	11,596
		Common Stock (57,508 shares)		6,350	8,430

				17,936	20,026

Café Brazil, LLC	Casual Restaurant Group
		Member Units (1,233 units)(8)		1,742	5,390

CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units (416 units)(8)		1,300	71,850

Charps, LLC	Pipeline Maintenance and Construction
		12% Secured Debt (Maturity—February 3, 2022)	18,400	18,217	18,217
		Preferred Member Units (1,600 units)		400	400

				18,617	18,617

Clad-Rex Steel, LLC	Specialty Manufacturer of Vinyl-Clad Metal
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.74%, Secured Debt (Maturity—December 20, 2021)(9)	13,680	13,558	13,680
		Member Units (717 units)(8)		7,280	8,520
		10% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity—December 20, 2036)	1,188	1,177	1,177
		Member Units (Clad-Rex Steel RE Investor, LLC) (800 units)		210	210

				22,225	23,587

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

CMS Minerals Investments	Oil & Gas Exploration & Production
		Member Units (CMS Minerals II, LLC) (100 units)(8)		3,491	2,582

Copper Trail Energy Fund I, LP(12)(13)	Investment Partnership
		LP Interests (Fully diluted 30.1%)		2,500	2,500

Datacom, LLC	Technology and Telecommunications Provider
		8% Secured Debt (Maturity—May 30, 2018)	1,350	1,350	1,350
		5.25% Current / 5.25% PIK Secured Debt (Maturity—May 30, 2019)(19)	12,133	12,088	11,370
		Class A Preferred Member Units		1,181	1,360
		Class B Preferred Member Units (6,453 units)		6,030	—

				20,649	14,080

Gamber-Johnson Holdings, LLC	Manufacturer of Ruggedized Computer Mounting Systems
		LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.24%, Secured Debt (Maturity—June 24, 2021)(9)	23,680	23,480	23,680
		Member Units (8,619 units)(8)		14,844	22,960

				38,324	46,640

Garreco, LLC	Manufacturer and Supplier of Dental Products
		LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.30%, Secured Debt (Maturity—March 31, 2020)(9)	5,724	5,678	5,678
		Member Units (1,200 units)		1,200	1,830

				6,878	7,508

GRT Rubber Technologies LLC	Manufacturer of Engineered Rubber Products
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.24%, Secured Debt (Maturity—December 19, 2019)(9)	12,030	11,969	12,030
		Member Units (5,879 units)(8)		13,065	20,680

				25,034	32,710

Gulf Manufacturing, LLC	Manufacturer of Specialty Fabricated Industrial Piping Products
		Member Units (438 units)(8)		2,980	10,680

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Gulf Publishing Holdings, LLC	Energy Industry Focused Media and Publishing
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.74%, Secured Debt (Maturity—September 30, 2020)(9)	80	80	80
		12.5% Secured Debt (Maturity—April 29, 2021)	12,800	12,697	12,697
		Member Units (3,681 units)		3,681	4,330

				16,458	17,107

Harborside Holdings, LLC	Real Estate Holding Company
		Member units (100 units)		6,206	9,400

Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
		Common Stock (107,456 shares)		718	2,800

HW Temps LLC	Temporary Staffing Solutions
		LIBOR Plus 13.00% (Floor 1.00%), Current Coupon 14.24%, Secured Debt (Maturity July 2, 2020)(9)	9,976	9,913	9,913
		Preferred Member Units (3,200 units)		3,942	3,940

				13,855	13,853

Hydratec, Inc.	Designer and Installer of Micro-Irrigation Systems
		Common Stock (7,095 shares)(8)		7,095	15,480

IDX Broker, LLC	Provider of Marketing and CRM Tools for the Real Estate Industry
		11.5% Secured Debt (Maturity—November 15, 2018)	10,050	10,023	10,050
		Member Units (5,400 units)(8)		5,606	9,000

				15,629	19,050

Jensen Jewelers of Idaho, LLC	Retail Jewelry Store
		Prime Plus 6.75% (Floor 2.00%), Current Coupon 11.00%, Secured Debt (Maturity—November 14, 2019)(9)	4,105	4,062	4,105
		Member Units (627 units)(8)		811	4,460

				4,873	8,565

KBK Industries, LLC	Manufacturer of Specialty Oilfield and Industrial Products
		10% Secured Debt (Maturity—September 28, 2020)	750	750	750
		12.5% Secured Debt (Maturity—September 28, 2020)	5,900	5,900	5,900
		Member Units (325 units)(8)		783	4,060

				7,433	10,710

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Lamb Ventures, LLC	Aftermarket Automotive Services Chain
		11% Secured Debt (Maturity—July 1, 2022)	10,079	10,024	10,024
		Preferred Equity (non-voting)		400	400
		Member Units (742 units)(8)		5,273	6,430
		9.5% Secured Debt (Lamb's Real Estate Investment I, LLC) (Maturity—March 31, 2027)	432	428	432
		Member Units (Lamb's Real Estate Investment I, LLC) (1,000 units)(8)		625	520

				16,750	17,806

Marine Shelters Holdings, LLC	Fabricator of Marine and Industrial Shelters
		12% PIK Secured Debt (Maturity—December 28, 2017)(14)	3,131	3,078	—
		Preferred Member Units (3,810 units)		5,352	—

				8,430	—

Market Force Information, LLC	Provider of Customer Experience Management Services
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.32%, Secured Debt (Maturity—July 28, 2022)(9)	512	512	512
		LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.32%, Secured Debt (Maturity—July 28, 2022)(9)	23,520	23,293	23,293
		Member Units (657,113 units)		14,700	14,700

				38,505	38,505

MH Corbin Holding LLC	Manufacturer and Distributor of Traffic Safety Products
		10% Secured Debt (Maturity—August 31, 2020)	12,775	12,694	12,694
		Preferred Member Units (4,000 shares)		6,000	6,000

				18,694	18,694

Mid-Columbia Lumber Products, LLC	Manufacturer of Finger-Jointed Lumber Products
		10% Secured Debt (Maturity—December 18, 2017)	1,750	1,750	1,750
		12% Secured Debt (Maturity—December 18, 2017)	3,900	3,900	3,900
		Member Units (3,554 units)		1,810	980
		9.5% Secured Debt (Mid-Columbia Real Estate, LLC) (Maturity—May 13, 2025)	802	802	802
		Member Units (Mid-Columbia Real Estate, LLC) (500 units)(8)		790	1,290

				9,052	8,722

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

MSC Adviser I, LLC(16)	Third Party Investment Advisory Services
		Member Units (Fully diluted 100.0%)(8)		—	39,304

Mystic Logistics Holdings, LLC	Logistics and Distribution Services Provider for Large Volume Mailers
		12% Secured Debt (Maturity—August 15, 2019)	7,768	7,686	7,768
		Common Stock (5,873 shares)		2,720	6,590

				10,406	14,358

NAPCO Precast, LLC	Precast Concrete Manufacturing
		LIBOR Plus 8.50%, Current Coupon 9.82%, Secured Debt (Maturity—May 31, 2019)	11,475	11,433	11,433
		Member Units (2,955 units)(8)		2,975	10,830

				14,408	22,263

NRI Clinical Research, LLC	Clinical Research Service Provider
		LIBOR Plus 6.50% (Floor 1.50%), Current Coupon 8.00%, Secured Debt (Maturity—January 15, 2018)(9)	400	400	400
		14% Secured Debt (Maturity—January 15, 2018)	4,205	4,205	4,205
		Warrants (251,723 equivalent units; Expiration—September 8, 2021; Strike price—$0.01 per unit)		252	500
		Member Units (500,000 units)		765	2,500

				5,622	7,605

NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		8% Current / 4% PIK Secured Debt (Maturity—December 22, 2019)(19)	15,037	15,037	15,037
		Member Units (65,208 units)		3,717	1,260

				18,754	16,297

NuStep, LLC	Designer, Manufacturer and Distributor of Fitness Equipment
		12% Secured Debt (Maturity—January 31, 2022)	20,600	20,411	20,411
		Preferred Member Units (406 units)		10,200	10,200

				30,611	30,611

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
		Common Stock (1,500 shares)(8)		1,080	12,740

Pegasus Research Group, LLC	Provider of Telemarketing and Data Services
		Member Units (460 units)(8)		1,290	9,350

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

PPL RVs, Inc.	Recreational Vehicle Dealer
		LIBOR Plus 7.00% (Floor 0.50%), Current Coupon 8.30%, Secured Debt (Maturity—November 15, 2021)(9)	16,100	15,965	16,100
		Common Stock (1,962 shares)(8)		2,150	11,780

				18,115	27,880

Principle Environmental, LLC (d/b/a TruHorizon Environmental Solutions)	Noise Abatement Service Provider
		13% Secured Debt (Maturity—April 30, 2020)	7,477	7,335	7,335
		Preferred Member Units (19,631 units)		4,600	8,220
		Warrants (1,018 equivalent units; Expiration—January 31, 2021; Strike price—$0.01 per unit)		1,200	420

				13,135	15,975

Quality Lease Service, LLC	Provider of Rigsite Accommodation Unit Rentals and Related Services
		Zero Coupon Secured Debt (Maturity—June 8, 2020)	7,341	7,341	6,950
		Member Units (1,000 units)		2,768	4,838

				10,109	11,788

River Aggregates, LLC	Processor of Construction Aggregates
		Zero Coupon Secured Debt (Maturity—June 30, 2018)	750	686	686
		Member Units (1,150 units)(8)		1,150	4,410
		Member Units (RA Properties, LLC) (1,500 units)		369	2,510

				2,205	7,606

SoftTouch Medical Holdings LLC	Provider of In-Home Pediatric Durable Medical Equipment
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.24%, Secured Debt (Maturity—October 31, 2019)(9)	7,140	7,107	7,140
		Member Units (4,450 units)(8)		4,930	9,540

				12,037	16,680

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
		9% Secured Debt (Maturity—October 2, 2018)	2,924	2,923	2,619
		Series A Preferred Units (2,500 units)		2,500	—
		Warrants (1,424 equivalent units; Expiration—July 1, 2024; Strike price—$0.01 per unit)		1,096	—
		Member Units (MPI Real Estate Holdings, LLC) (100 units)(8)		2,300	2,390

				8,819	5,009

Uvalco Supply, LLC	Farm and Ranch Supply Store
		9% Secured Debt (Maturity—January 1, 2019)	474	474	474
		Member Units (1,867 units)(8)		3,579	4,307

				4,053	4,781

Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage
		13% Secured Debt (Maturity—December 23, 2018)	2,814	2,794	2,794
		Series A Preferred Stock (3,000,000 shares)		3,000	3,000
		Common Stock (1,126,242 shares)		3,706	—

				9,500	5,794

Ziegler's NYPD, LLC	Casual Restaurant Group
		6.5% Secured Debt (Maturity—October 1, 2019)	1,000	995	995
		12% Secured Debt (Maturity—October 1, 2019)	300	300	300
		14% Secured Debt (Maturity—October 1, 2019)	2,750	2,750	2,750
		Warrants (587 equivalent units; Expiration—September 29, 2018; Strike price—$0.01 per unit)		600	190
		Preferred Member Units (10,072 units)		2,834	3,400

				7,479	7,635

Subtotal Control Investments (33.0% of total investments at fair value)				$527,609	$715,873

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Affiliate Investments(6)

AFG Capital Group, LLC	Provider of Rent-to-Own Financing Solutions and Services
		Warrants (42 equivalent units; Expiration—November 7, 2024; Strike price—$0.01 per unit)		$259	$750
		Member Units (186 units)(8)		1,200	3,130

				1,459	3,880

Barfly Ventures, LLC(10)	Casual Restaurant Group
		12% Secured Debt (Maturity—August 31, 2020)	8,715	8,568	8,689
		Options (2 equivalent units)		397	780
		Warrant (1 equivalent unit; Expiration—August 31, 2025; Strike price—$1.00 per unit)		473	440

				9,438	9,909

BBB Tank Services, LLC	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.74%, Secured Debt (Maturity—April 8, 2021)(9)	800	797	797
		15% Secured Debt (Maturity—April 8, 2021)	4,027	3,995	3,995
		Member Units (800,000 units)		800	580

				5,592	5,372

Boccella Precast Products LLC	Manufacturer of Precast Hollow Core Concrete
		LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.30%, Secured Debt (Maturity—June 30, 2022)(9)	16,400	16,223	16,223
		Member Units (2,160,000 units)		2,160	2,160

				18,383	18,383

Boss Industries, LLC	Manufacturer and Distributor of Air, Power and Other Industrial Equipment
		Preferred Member Units (2,242 units)(8)		2,570	3,730

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions Provider
		13% Secured Debt (Maturity—July 25, 2021)	7,500	5,810	5,810
		Warrants (63 equivalent shares; Expiration—July 25, 2026; Strike price—$0.01 per share)		2,132	3,370
		13% Secured Debt (Mercury Service Group, LLC) (Maturity—July 25, 2021)	1,000	992	1,000
		Preferred Member Units (Mercury Service Group, LLC) (17,742 units)(8)		1,000	1,000

				9,934	11,180

Buca C, LLC	Casual Restaurant Group
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.48%, Secured Debt (Maturity—June 30, 2020)(9)	21,204	21,078	21,078
		Preferred Member Units (6 units; 6% cumulative)(8)(19)		4,115	4,110

				25,193	25,188

CAI Software LLC	Provider of Specialized Enterprise Resource Planning Software
		12% Secured Debt (Maturity—October 10, 2019)	3,483	3,466	3,483
		Member Units (65,356 units)(8)		654	3,040

				4,120	6,523

CapFusion, LLC(13)	Non-Bank Lender to Small Businesses
		13% Secured Debt (Maturity—March 25, 2021)(14)	11,320	10,260	6,678
		Warrants (1,600 equivalent units; Expiration—March 24, 2026; Strike price—$0.01 per unit)		1,200	—

				11,460	6,678

Chandler Signs Holdings, LLC(10)	Sign Manufacturer
		12% Secured Debt (Maturity—July 4, 2021)	4,500	4,466	4,500
		Class A Units (1,500,000 units)(8)		1,500	2,650

				5,966	7,150

Condit Exhibits, LLC	Tradeshow Exhibits / Custom Displays Provider
		Member Units (3,936 units)(8)		100	1,840

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Congruent Credit Opportunities Funds(12)(13)	Investment Partnership
		LP Interests (Congruent Credit Opportunities Fund II, LP) (Fully diluted 19.8%)(8)		5,730	1,515
		LP Interests (Congruent Credit Opportunities Fund III, LP) (Fully diluted 17.4%)(8)		17,869	18,714

				23,599	20,229

Dos Rios Partners(12)(13)	Investment Partnership
		LP Interests (Dos Rios Partners, LP) (Fully diluted 20.2%)		5,996	6,427
		LP Interests (Dos Rios Partners—A, LP) (Fully diluted 6.4%)		1,904	1,889

				7,900	8,316

Dos Rios Stone Products LLC(10)	Limestone and Sandstone Dimension Cut Stone Mining Quarries
		Class A Units (2,000,000 units)(8)		2,000	1,870

East Teak Fine Hardwoods, Inc.	Distributor of Hardwood Products
		Common Stock (6,250 shares)(8)		480	630

East West Copolymer & Rubber, LLC	Manufacturer of Synthetic Rubbers
		12% Current / 2% PIK Secured Debt (Maturity—October 17, 2019)(14)(15)	3,734	3,626	—
		Warrants (2,510,790 equivalent units; Expiration—October 15, 2024; Strike price—$0.01 per unit)		50	—

				3,676	—

EIG Fund Investments(12)(13)	Investment Partnership
		LP Interests (EIG Global Private Debt Fund-A, L.P.) (Fully diluted 11.1%)(8)		295	247

Freeport Financial Funds(12)(13)	Investment Partnership
		LP Interests (Freeport Financial SBIC Fund LP) (Fully diluted 9.3%)(8)		5,974	5,519
		LP Interests (Freeport First Lien Loan Fund III LP) (Fully diluted 6.0%)(8)		7,559	7,507

				13,533	13,026

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Gault Financial, LLC (RMB Capital, LLC)	Purchases and Manages Collection of Healthcare and other Business Receivables
		10.5% Secured Debt (Maturity—January 1, 2019)	12,592	12,592	11,642
		Warrants (29,032 equivalent units; Expiration—February 9, 2022; Strike price—$0.01 per unit)		400	—

				12,992	11,642

Guerdon Modular Holdings, Inc.	Multi-Family and Commercial Modular Construction Company
		13% Secured Debt (Maturity—August 13, 2019)	10,708	10,622	10,622
		Preferred Stock (404,998 shares)		1,140	950
		Common Stock (212,033 shares)		2,983	—

				14,745	11,572

Harris Preston Fund Investments(12)(13)	Investment Partnership
		LP Interests (HPEP 3, L.P.) (Fully diluted 9.9%)		943	943
		LP Interests (2717 MH, L.P.) (Fully diluted 7.0%)		400	400

				1,343	1,343

Hawk Ridge Systems, LLC(13)	Value-Added Reseller of Engineering Design and Manufacturing Solutions
		10% Secured Debt (Maturity—December 2, 2021)	9,500	9,417	9,417
		Preferred Member Units (226 units)(8)		2,850	3,230
		Preferred Member Units (HRS Services, ULC) (226 units)(8)		150	170

				12,417	12,817

Houston Plating and Coatings, LLC	Provider of Plating and Industrial Coating Services
		8% Unsecured Convertible Debt (Maturity—May 1, 2022)	3,000	3,000	3,080
		Member Units (315,756 units)		2,179	5,560

				5,179	8,640

I-45 SLF LLC(12)(13)	Investment Partnership
		Member Units (Fully diluted 20.0%; 24.4% profits interest)(8)		16,200	16,897

L.F. Manufacturing Holdings, LLC(10)	Manufacturer of Fiberglass Products
		Member Units (2,179,001 units)		2,019	1,850

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Meisler Operating LLC	Provider of Short-term Trailer and Container Rental
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.80%, Secured Debt (Maturity—June 7, 2022)(9)	16,800	16,626	16,626
		Member Units (Milton Meisler Holdings LLC) (32,000 units)		3,200	3,200

				19,826	19,826

OnAsset Intelligence, Inc.	Provider of Transportation Monitoring / Tracking Products and Services
		12% PIK Secured Debt (Maturity—June 30, 2021)(19)	4,943	4,943	4,943
		10% PIK Unsecured Debt (Maturity—June 30, 2021)(19)	47	47	47
		Preferred Stock (912 shares)		1,981	—
		Warrants (5,333 equivalent shares; Expiration—April 18, 2021; Strike price—$0.01 per share)		1,919	—

				8,890	4,990

OPI International Ltd.(13)	Provider of Man Camp and Industrial Storage Services
		Common Stock (20,766,317 shares)		1,371	—

PCI Holding Company, Inc.	Manufacturer of Industrial Gas Generating Systems
		12% Secured Debt (Maturity—March 31, 2019)	12,975	12,906	12,906
		Preferred Stock (1,740,000 shares)		1,740	2,610
		Preferred Stock (1,500,000 shares; 20% cumulative)(8)(19)		3,927	4,550

				18,573	20,066

Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	Provider of Rigsite Accommodation Unit Rentals and Related Services
		12% Secured Debt (Maturity—January 8, 2018)(14)(15)	30,785	30,281	250
		Preferred Member Units (250 units)		2,500	—

				32,781	250

Tin Roof Acquisition Company	Casual Restaurant Group
		12% Secured Debt (Maturity—November 13, 2018)	13,010	12,933	12,933
		Class C Preferred Stock (Fully diluted 10.0%; 10% cumulative)(8)(19)		2,951	2,951

				15,884	15,884

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

UniTek Global Services, Inc.(11)	Provider of Outsourced Infrastructure Services
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.80%, Secured Debt (Maturity—January 13, 2019)(9)	8,535	8,528	8,535
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.80% / 1.00% PIK, Current Coupon Plus PIK 10.80%, Secured Debt (Maturity—January 13, 2019)(9)(19)	137	137	137
		15% PIK Unsecured Debt (Maturity—July 13, 2019)(19)	833	833	833
		Preferred Stock (2,596,567 shares; 19% cumulative)(8)(19)		2,725	2,720
		Preferred Stock (4,935,377 shares; 13.5% cumulative)(8)(19)		7,115	7,080
		Common Stock (1,075,992 shares)		—	2,320

				19,338	21,625

Universal Wellhead Services Holdings, LLC(10)	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
		Preferred Member Units (UWS Investments, LLC) (716,949 units)		717	800
		Member Units (UWS Investments, LLC) (4,000,000 units)		4,000	1,230

				4,717	2,030

Valley Healthcare Group, LLC	Provider of Durable Medical Equipment
		LIBOR Plus 12.50% (Floor 0.50%), Current Coupon 13.74%, Secured Debt (Maturity—December 29, 2020)(9)	11,846	11,759	11,759
		Preferred Member Units (Valley Healthcare Holding, LLC) (1,600 units)		1,600	1,600

				13,359	13,359

Volusion, LLC	Provider of Online Software-as-a-Service eCommerce Solutions
		11.5% Secured Debt (Maturity—January 26, 2020)	16,734	15,049	15,049
		Preferred Member Units (4,876,670 units)		14,000	14,000
		Warrants (1,831,355 equivalent units; Expiration—January 26, 2025; Strike price—$0.01 per unit)		2,576	2,240

				31,625	31,289

Subtotal Affiliate Investments (15.6% of total investments at fair value)				$376,957	$338,231

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Non-Control/Non-Affiliate Investments(7)

AAC Holdings, Inc.(11)	Substance Abuse Treatment Service Provider
		LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.06%, Secured Debt (Maturity—June 30, 2023)(9)	$11,826	$11,538	$11,826

Adams Publishing Group, LLC(10)	Local Newspaper Operator
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.33%, Secured Debt (Maturity—November 3, 2020)(9)	8,572	8,338	8,411

ADS Tactical, Inc.(10)	Value-Added Logistics and Supply Chain Provider to the Defense Industry
		LIBOR Plus 7.50% (Floor 0.75%), Current Coupon 8.83%, Secured Debt (Maturity—December 31, 2022)(9)	13,014	12,757	12,757

Aethon United BR LP(10)	Oil & Gas Exploration & Production
		LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 7.98%, Secured Debt (Maturity—September 8, 2023)(9)	3,438	3,386	3,386

Ahead, LLC(10)	IT Infrastructure Value Added Reseller
		LIBOR Plus 6.50%, Current Coupon 7.84%, Secured Debt (Maturity—November 2, 2020)	13,688	13,406	13,688

Allflex Holdings III Inc.(11)	Manufacturer of Livestock Identification Products
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.31%, Secured Debt (Maturity—July 19, 2021)(9)	14,516	14,443	14,619

American Scaffold Holdings, Inc.(10)	Marine Scaffolding Service Provider
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.83%, Secured Debt (Maturity—March 31, 2022)(9)	7,125	7,036	7,089

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

American Teleconferencing Services, Ltd.(11)	Provider of Audio Conferencing and Video Collaboration Solutions
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.78%, Secured Debt (Maturity—December 8, 2021)(9)	10,873	10,182	10,519
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.74%, Secured Debt (Maturity—June 6, 2022)(9)	3,714	3,584	3,689

				13,766	14,208

Anchor Hocking, LLC(11)	Household Products Manufacturer
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.32%, Secured Debt (Maturity—June 4, 2018)(9)	2,260	2,260	2,299
		Member Units (440,620 units)		4,928	3,800

				7,188	6,099

Apex Linen Service, Inc.	Industrial Launderers
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.24%, Secured Debt (Maturity—October 30, 2022)(9)	2,400	2,400	2,400
		13% Secured Debt (Maturity—October 30, 2022)	14,416	14,345	14,345

				16,745	16,745

Arcus Hunting LLC.(10)	Manufacturer of Bowhunting and Archery Products and Accessories
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.30%, Secured Debt (Maturity—November 13, 2019)(9)	17,138	17,027	17,138

ATI Investment Sub, Inc.(11)	Manufacturer of Solar Tracking Systems
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.49%, Secured Debt (Maturity—June 22, 2021)(9)	7,614	7,456	7,595

ATS Workholding, Inc.(10)	Manufacturer of Machine Cutting Tools and Accessories
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.73%, Secured Debt (Maturity—March 10, 2019)(9)	6,173	6,153	5,663

ATX Networks Corp.(11)(13)(21)	Provider of Radio Frequency Management Equipment
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.33%, Secured Debt (Maturity—June 11, 2021)(9)	9,666	9,542	9,569

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Berry Aviation, Inc.(10)	Airline Charter Service Operator
		13.75% Secured Debt (Maturity—January 30, 2020)	5,627	5,595	5,627
		Common Stock (553 shares)		400	880

				5,995	6,507

BigName Commerce, LLC(10)	Provider of Envelopes and Complimentary Stationery Products
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.55%, Secured Debt (Maturity—May 11, 2022)(9)	2,504	2,475	2,475

Binswanger Enterprises, LLC(10)	Glass Repair and Installation Service Provider
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.34%, Secured Debt (Maturity—March 9, 2022)(9)	15,383	15,104	15,104
		Member Units (1,050,000 units)		1,050	940

				16,154	16,044

Bluestem Brands, Inc.(11)	Multi-Channel Retailer of General Merchandise
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.81%, Secured Debt (Maturity—November 6, 2020)(9)	12,315	12,128	8,734

Brainworks Software, LLC(10)	Advertising Sales and Newspaper Circulation Software
		Prime Plus 9.25% (Floor 3.25%), Current Coupon 13.50%, Secured Debt (Maturity—July 22, 2019)(9)	6,733	6,700	6,502

Brightwood Capital Fund Investments(12)(13)	Investment Partnership
		LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 1.7%)(8)		12,000	10,328
		LP Interests (Brightwood Capital Fund IV, LP) (Fully diluted 0.8%)(8)		500	500

				12,500	10,828

Brundage-Bone Concrete Pumping, Inc.(11)	Construction Services Provider
		10.375% Secured Debt (Maturity—September 1, 2023)	3,000	2,987	3,090

California Pizza Kitchen, Inc.(11)	Casual Restaurant Group
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.24%, Secured Debt (Maturity—August 23, 2022)(9)	12,902	12,860	12,816

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

CDHA Management, LLC(10)	Dental Services
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.68%, Secured Debt (Maturity—December 5, 2021)(9)	4,356	4,290	4,356

Cengage Learning Acquisitions, Inc.(11)	Provider of Educational Print and Digital Services
		LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.49%, Secured Debt (Maturity—June 7, 2023)(9)	9,304	8,834	8,603

Cenveo Corporation(11)	Provider of Commercial Printing, Envelopes, Labels, and Printed Office Products
		6% Secured Debt (Maturity—August 1, 2019)	19,130	16,846	15,161

Charlotte Russe, Inc(11)	Fast-Fashion Retailer to Young Women
		LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.82%, Secured Debt (Maturity—May 22, 2019)(9)	17,058	15,660	7,559

Clarius BIGS, LLC(10)	Prints & Advertising Film Financing
		15% PIK Secured Debt (Maturity—January 5, 2015)(14)(17)	2,924	2,924	88

Construction Supply Investments, LLC(10)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.24%, Secured Debt (Maturity—June 30, 2023)(9)	7,313	7,276	7,276
		Member Units (28,000 units)		3,723	3,723

				10,999	10,999

Covenant Surgical Partners, Inc.(11)	Ambulatory Surgical Centers
		8.75% Secured Debt (Maturity—August 1, 2019)	2,800	2,755	2,892

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

CST Industries Inc.(11)	Storage Tank Manufacturer
		PRIME Plus 5.25% (Floor 2.50%), Current Coupon 9.50%, Secured Debt (Maturity—October 14, 2017)(9)	1,590	1,574	1,590
		PRIME Plus 5.25% (Floor 2.50%), Current Coupon 9.50%, Secured Debt (Maturity—May 22, 2017)(9)(17)	9,102	9,102	8,875

				10,676	10,465

CTVSH, PLLC(10)	Emergency Care and Specialty Service Animal Hospital
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.32%, Secured Debt (Maturity—August 3, 2022)(9)	12,000	11,883	11,883

Darr Equipment LP(10)	Heavy Equipment Dealer
		12% Current / 2% PIK Secured Debt (Maturity—April 15, 2020)(19)	21,455	21,113	21,164
		Warrants (915,734 equivalent units; Expiration—April 15, 2024; Strike price—$1.50 per unit)		474	10

				21,587	21,174

Digital River, Inc.(11)	Provider of Outsourced e-Commerce Solutions and Services
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.82%, Secured Debt (Maturity—February 12, 2021)(9)	15,184	15,102	15,260

Digital Room LLC(11)	Pure-Play e-Commerce Print Business
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.24%, Secured Debt (Maturity—November 21, 2022)(9)	7,339	7,207	7,302

Drilling Info Holdings, Inc.	Information Services for the Oil and Gas Industry
		Common Stock (3,788,865 shares)(8)		—	8,410

ECP-PF Holdings Group, Inc.(10)	Fitness Club Operator
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.30%, Secured Debt (Maturity—November 26, 2019)(9)	5,625	5,597	5,625

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

EnCap Energy Fund Investments(12)(13)	Investment Partnership
		LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%)(8)		3,881	2,177
		LP Interests (EnCap Energy Capital Fund VIII Co-Investors, L.P.) (Fully diluted 0.3%)		2,227	1,549
		LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)(8)		4,189	3,508
		LP Interests (EnCap Energy Capital Fund X, L.P.) (Fully diluted 0.1%)(8)		5,522	5,284
		LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)(8)		5,812	5,611
		LP Interests (EnCap Flatrock Midstream Fund III, L.P.) (Fully diluted 0.2%)		3,317	3,494

				24,948	21,623

Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft)(11)(13)	Technology-based Performance Support Solutions
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.49%, Secured Debt (Maturity—April 28, 2022)(9)	6,999	6,872	5,760

Extreme Reach, Inc.(11)	Integrated TV and Video Advertising Platform
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—February 7, 2020)(9)	9,032	9,017	9,028

Felix Investments Holdings II(10)	Oil & Gas Exploration & Production
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.81%, Secured Debt (Maturity—August 9, 2022)(9)	3,333	3,264	3,264

Flavors Holdings Inc.(11)	Global Provider of Flavoring and Sweetening Products
		LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.08%, Secured Debt (Maturity—April 3, 2020)(9)	13,271	12,763	12,640

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

GI KBS Merger Sub LLC(11)	Outsourced Janitorial Services to Retail/Grocery Customers
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.32%, Secured Debt (Maturity—October 29, 2021)(9)	6,807	6,728	6,803
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.81%, Secured Debt (Maturity—April 29, 2022)(9)	3,800	3,653	3,705

				10,381	10,508

Grace Hill, LLC(10)	Online Training Tools for the Multi-Family Housing Industry
		Prime Plus 5.25% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—August 15, 2019)(9)	1,215	1,206	1,215
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.53%, Secured Debt (Maturity—August 15, 2019)(9)	11,465	11,407	11,465

				12,613	12,680

Great Circle Family Foods, LLC(10)	Quick Service Restaurant Franchise
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.31%, Secured Debt (Maturity—October 28, 2019)(9)	7,320	7,283	7,320

Grupo Hima San Pablo, Inc.(11)	Tertiary Care Hospitals
		LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 8.50%, Secured Debt (Maturity—January 31, 2018)(9)	4,767	4,759	3,551
		13.75% Secured Debt (Maturity—July 31, 2018)	2,055	2,034	205

				6,793	3,756

GST Autoleather, Inc.(11)	Automotive Leather Manufacturer
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.65%, Secured Debt (Maturity—July 10, 2020)(9)	19,409	18,909	15,042

Guitar Center, Inc.(11)	Musical Instruments Retailer
		6.5% Secured Debt (Maturity—April 15, 2019)	16,625	15,902	15,087

Hojeij Branded Foods, LLC(10)	Multi-Airport, Multi-Concept Restaurant Operator
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.30%, Secured Debt (Maturity—July 20, 2022)(9)	12,000	11,882	11,925

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Hoover Group, Inc.(10)(13)	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.48%, Secured Debt (Maturity—January 28, 2021)(9)	8,481	7,977	7,803

Hostway Corporation(11)	Managed Services and Hosting Provider
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.08%, Secured Debt (Maturity—December 13, 2019)(9)	20,150	19,752	19,621
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.08%, Secured Debt (Maturity—December 13, 2018)(9)	2,433	2,329	2,293

				22,081	21,914

Hunter Defense Technologies, Inc.(11)	Provider of Military and Commercial Shelters and Systems
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.31%, Secured Debt (Maturity—August 5, 2019)(9)	16,381	15,985	16,258

Hydrofarm Holdings LLC(10)	Wholesaler of Horticultural Products
		LIBOR Plus 7.00%, Current Coupon 8.24%, Secured Debt (Maturity—May 12, 2022)	6,750	6,625	6,625

iEnergizer Limited(11)(13)(21)	Provider of Business Outsourcing Solutions
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity—May 1, 2019)(9)	11,589	11,298	11,560

Implus Footcare, LLC(10)	Provider of Footwear and Related Accessories
		LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.08%, Secured Debt (Maturity—September 15, 2021)(9)	19,372	19,101	19,101

Indivior Finance LLC(11)(13)	Specialty Pharmaceutical Company Treating Opioid Dependence
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.32%, Secured Debt (Maturity—December 19, 2019)(9)	3,178	3,057	3,206

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Industrial Services Acquisition, LLC(10)	Industrial Cleaning Services
		11.25% Current / 0.75% PIK Unsecured Debt (Maturity—December 17, 2022)(19)	4,544	4,467	4,544
		Member Units (Industrial Services Investments, LLC) (900,000 units)		900	810

				5,367	5,354

Inn of the Mountain Gods Resort and Casino(11)	Hotel & Casino Owner & Operator
		9.25% Secured Debt (Maturity—November 30, 2020)	6,249	5,976	5,624

Intertain Group Limited(11)(13)(21)	Business-to-Consumer Online Gaming Operator
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.74%, Secured Debt (Maturity—April 8, 2022)(9)	4,049	4,002	4,095

iPayment, Inc.(11)	Provider of Merchant Acquisition
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.31%, Secured Debt (Maturity—April 11, 2023)(9)	12,000	11,887	12,150

iQor US Inc.(11)	Business Process Outsourcing Services Provider
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.34%, Secured Debt (Maturity—April 1, 2021)(9)	995	985	988

irth Solutions, LLC	Provider of Damage Prevention Information Technology Services
		Member Units (27,893 units)		1,441	1,920

Jacent Strategic Merchandising, LLC(10)	General Merchandise Distribution
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.82%, Secured Debt (Maturity—September 16, 2020)(9)	11,239	11,178	11,239

Jackmont Hospitality, Inc.(10)	Franchisee of Casual Dining Restaurants
		LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 7.99%, Secured Debt (Maturity—May 26, 2021)(9)	4,390	4,378	4,390

Jacuzzi Brands LLC(11)	Manufacturer of Bath and Spa Products
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.33%, Secured Debt (Maturity—June 28, 2023)(9)	3,975	3,898	3,955

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Joerns Healthcare, LLC(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.82% Secured Debt (Maturity—May 9, 2020)(9)	13,387	13,290	12,556

Keypoint Government Solutions, Inc.(10)	Provider of Pre-Employment Screening Services
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.30%, Secured Debt (Maturity—April 18, 2024)(9)	12,344	12,228	12,228

Larchmont Resources, LLC(11)	Oil & Gas Exploration & Production
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.32%, PIK Secured Debt (Maturity—August 7, 2020)(9)(19)	2,377	2,377	2,329
		Member Units (Larchmont Intermediate Holdco, LLC) (2,828 units)		353	976

				2,730	3,305

LifeMiles Ltd.(11)(13)(21)	Operator of Latin American Coalition Loyalty Program
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.82%, Secured Debt (Maturity—August 18, 2022)(9)	2,500	2,475	2,525

LKCM Headwater Investments I, L.P.(12)(13)	Investment Partnership
		LP Interests (Fully diluted 2.3%)		2,500	3,967

Logix Acquisition Company, LLC(10)	Competitive Local Exchange Carrier
		LIBOR Plus 8.28% (Floor 1.00%), Current Coupon 9.54%, Secured Debt (Maturity—June 24, 2021)(9)(23)	8,358	8,241	8,358

Looking Glass Investments, LLC(12)(13)	Specialty Consumer Finance
		Member Units (2.5 units)		125	125
		Member Units (LGI Predictive Analytics LLC) (190,712 units)(8)		116	128

				241	253

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

LSF9 Atlantis Holdings, LLC(11)	Provider of Wireless Telecommunications Carrier Services
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.24%, Secured Debt (Maturity—May 1, 2023)(9)	8,000	7,904	8,048

Lulu's Fashion Lounge, LLC(10)	Fast Fashion E-Commerce Retailer
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.24%, Secured Debt (Maturity—August 28, 2022)(9)	13,636	13,233	13,534

Messenger, LLC(10)	Supplier of Specialty Stationery and Related Products to the Funeral Industry
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.49%, Secured Debt (Maturity—September 9, 2020)(9)	17,803	17,714	17,803

NBG Acquisition Inc(11)	Wholesaler of Home Décor Products
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.91%, Secured Debt (Maturity—April 26, 2024)(9)	4,430	4,362	4,408

Minute Key, Inc.	Operator of Automated Key Duplication Kiosks
		12% Secured Debt (Maturity—September 19, 2019)	16,582	16,350	16,582
		Warrants (1,437,409 equivalent shares; Expiration—May 20, 2025; Strike price—$0.01 per share)		280	1,050

				16,630	17,632

New Media Holdings II LLC(11)(13)	Local Newspaper Operator
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.49%, Secured Debt (Maturity—July 14, 2022)(9)	17,759	17,371	17,787

NNE Partners, LLC(10)	Oil & Gas Exploration & Production
		LIBOR Plus 8.00%, Current Coupon 9.31%, Secured Debt (Maturity—March 2, 2022)	10,500	10,404	10,404

North American Lifting Holdings, Inc.(11)	Crane Service Provider
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.83%, Secured Debt (Maturity—November 27, 2020)(9)	7,765	6,871	7,163

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Novetta Solutions, LLC(11)	Provider of Advanced Analytics Solutions for Defense Agencies
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.34%, Secured Debt (Maturity—October 17, 2022)(9)	9,706	9,359	9,439

NTM Acquisition Corp.(11)	Provider of B2B Travel Information Content
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.55%, Secured Debt (Maturity—June 7, 2022)(9)	6,268	6,202	6,236

Ospemifene Royalty Sub LLC (QuatRx)(10)	Estrogen-Deficiency Drug Manufacturer and Distributor
		11.5% Secured Debt (Maturity—November 15, 2026)(14)	5,071	5,071	1,391

P.F. Chang's China Bistro, Inc.(11)	Casual Restaurant Group
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.24%, Secured Debt (Maturity—September 1, 2022)(9)	5,000	4,852	4,800

Pardus Oil and Gas, LLC(11)	Oil & Gas Exploration & Production
		13% PIK Secured Debt (Maturity—November 12, 2021)(19)	2,053	2,053	1,351
		5% PIK Secured Debt (Maturity—May 13, 2022)(19)	1,029	1,029	132
		Member Units (2,472 units)		2,472	—

				5,554	1,483

Paris Presents Incorporated(11)	Branded Cosmetic and Bath Accessories
		LIBOR Plus 8.75% (Floor 1.00%), Current Coupon 9.99%, Secured Debt (Maturity—December 31, 2021)(9)	4,500	4,469	4,455

Parq Holdings Limited Partnership(11)(13)(21)	Hotel & Casino Operator
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.73%, Secured Debt (Maturity—December 17, 2020)(9)	7,500	7,411	7,481

Permian Holdco 2, Inc.(11)	Storage Tank Manufacturer
		14% PIK Unsecured Debt (Maturity—October 15, 2021)(19)	219	219	219
		Preferred Stock (Permian Holdco 1, Inc.) (154,558 units)		799	799
		Common Stock (Permian Holdco 1, Inc.) (154,558 units)		—	—

				1,018	1,018

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Pernix Therapeutics Holdings, Inc.(10)	Pharmaceutical Royalty
		12% Secured Debt (Maturity—August 1, 2020)	3,129	3,129	1,971

Point.360(10)	Fully Integrated Provider of Digital Media Services
		Warrants (65,463 equivalent shares; Expiration—July 7, 2020; Strike price—$0.75 per share)		69	—
		Common Stock (163,658 shares)		273	9

				342	9

PPC/SHIFT LLC(10)	Provider of Digital Solutions to Automotive Industry
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.33%, Secured Debt (Maturity—December 22, 2021)(9)	6,869	6,741	6,869

Prowler Acquisition Corp.(11)	Specialty Distributor to the Energy Sector
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.83%, Secured Debt (Maturity—January 28, 2020)(9)	11,170	9,607	9,941

PT Network, LLC(10)	Provider of Outpatient Physical Therapy and Sports Medicine Services
		PRIME Plus 5.50% (Floor 2.00%), Current Coupon 9.75%, Secured Debt (Maturity—November 30, 2021)(9)	634	612	634
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.82%, Secured Debt (Maturity—November 30, 2021)(9)	17,578	17,388	17,578

				18,000	18,212

PSC Industrial Holdings Corp(11)	Diversified Industrial Service Provider
		LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 5.99%, Secured Debt (Maturity—December 5, 2020)(9)	5,596	5,275	5,587

QBS Parent, Inc.(11)	Provider of Software and Services to the Oil & Gas Industry
		LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 6.06%, Secured Debt (Maturity—August 7, 2021)(9)	14,272	14,104	13,916

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Redbox Automated Retail, LLC(11)	Operator of Home Media Entertainment Kiosks
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.74%, Secured Debt (Maturity—September 27, 2021)(9)	10,500	10,224	10,605

Resolute Industrial, LLC(10)	HVAC Equipment Rental and Remanufacturing
		LIBOR Plus 7.62% (Floor 1.00%), Current Coupon 8.95%, Secured Debt (Maturity—July 26, 2022)(9)(24)	17,088	16,759	16,759
		Member Units (601 units)		750	750

				17,509	17,509

RGL Reservoir Operations Inc.(11)(13)(21)	Oil & Gas Equipment and Services
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.33%, Secured Debt (Maturity—August 13, 2021)(9)	3,880	3,808	698

RM Bidder, LLC(10)	Scripted and Unscripted TV and Digital Programming Provider
		Warrants (327,532 equivalent units; Expiration—October 20, 2025; Strike price—$14.28 per unit)		425	—
		Member Units (2,779 units)		46	25

				471	25

SAExploration, Inc.(10)(13)(21)	Geophysical Services Provider
		Common Stock (50 shares)		65	—

SAFETY Investment Holdings, LLC	Provider of Intelligent Driver Record Monitoring Software and Services
		Member Units (2,000,000 units)		2,000	1,670

Salient Partners L.P.(11)	Provider of Asset Management Services
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.80%, Secured Debt (Maturity—June 9, 2021)(9)	10,369	10,143	10,058

Sigma Electric Manufacturing Corporation(10)(13)	Manufacturer and Distributor of Electrical Fittings and Parts
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.58%, Secured Debt (Maturity—October 13, 2021)(9)	12,438	12,175	12,437

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

SiTV, LLC(11)	Cable Networks Operator
		10.375% Secured Debt (Maturity—July 1, 2019)	7,304	4,814	4,948

SMART Modular Technologies, Inc.(10)(13)	Provider of Specialty Memory Solutions
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.56%, Secured Debt (Maturity—August 8, 2022)(9)	15,000	14,708	14,925

Sorenson Communications, Inc.(11)	Manufacturer of Communication Products for Hearing Impaired
		LIBOR Plus 5.75% (Floor 2.25%), Current Coupon 8.00%, Secured Debt (Maturity—April 30, 2020)(9)	13,268	13,198	13,359
		9% Secured Debt (Maturity—October 31, 2020)	2,666	2,532	2,600

				15,730	15,959

Staples Canada ULC(10)(13)(21)	Office Supplies Retailer
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.46%, Secured Debt (Maturity—September 12, 2023)(9)(22)	20,000	19,604	19,023

Strike, LLC(11)	Pipeline Construction and Maintenance Services
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—November 30, 2022)(9)	9,625	9,363	9,769
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.45%, Secured Debt (Maturity—May 30, 2019)(9)	500	475	512

				9,838	10,281

Subsea Global Solutions, LLC(10)	Underwater Maintenance and Repair Services
		LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.50%, Secured Debt (Maturity—March 17, 2020)(9)	7,706	7,651	7,706

Synagro Infrastructure Company, Inc(11)	Waste Management Services
		LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.58%, Secured Debt (Maturity—August 22, 2020)(9)	9,161	8,913	8,749

Tectonic Holdings, LLC	Financial Services Organization
		Member Units (200,000 units)(8)		2,000	2,000

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

TE Holdings, LLC(11)	Oil & Gas Exploration & Production
		Member Units (97,048 units)		970	291

TeleGuam Holdings, LLC(11)	Cable and Telecom Services Provider
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.73%, Secured Debt (Maturity—April 12, 2024)(9)	7,750	7,598	7,828

TGP Holdings III LLC(11)	Outdoor Cooking & Accessories
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.33%, Secured Debt (Maturity—September 25, 2024)(9)	8,000	7,920	8,050
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.83%, Secured Debt (Maturity—September 25, 2025)(9)	5,000	4,925	5,025

				12,845	13,075

The Container Store, Inc.(11)	Operator of Stores Offering Storage and Organizational Products
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.33%, Secured Debt (Maturity—August 15, 2021)(9)	10,000	9,707	9,631

TMC Merger Sub Corp.(11)	Refractory & Maintenance Services Provider
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—October 31, 2022)(9)(25)	13,741	13,618	13,809

TOMS Shoes, LLC(11)	Global Designer, Distributor, and Retailer of Casual Footwear
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.82%, Secured Debt (Maturity—October 30, 2020)(9)	4,875	4,589	2,331

Turning Point Brands, Inc.(10)(13)	Marketer/Distributor of Tobacco Products
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.32%, Secured Debt (Maturity—May 17, 2022)(9)(24)	8,458	8,381	8,436

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

TVG-I-E CMN ACQUISITION, LLC(10)	Organic Lead Generation for Online Postsecondary Schools
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.24%, Secured Debt (Maturity—November 3, 2021)(9)	6,338	6,229	6,337

Tweddle Group, Inc.(11)	Provider of Technical Information Services to Automotive OEMs
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.31%, Secured Debt (Maturity—October 21, 2022)(9)	6,195	6,086	6,210

U.S. TelePacific Corp.(11)	Provider of Communications and Managed Services
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.32%, Secured Debt (Maturity—May 2, 2023)(9)	17,955	17,834	17,533

US Joiner Holding Company(11)	Marine Interior Design and Installation
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.34%, Secured Debt (Maturity—April 16, 2020)(9)	13,500	13,390	13,400

VIP Cinema Holdings, Inc.(11)	Supplier of Luxury Seating to the Cinema Industry
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.34%, Secured Debt (Maturity—March 1, 2023)(9)	7,800	7,764	7,884

Virtex Enterprises, LP(10)	Specialty, Full-Service Provider of Complex Electronic Manufacturing Services
		12% Secured Debt (Maturity—December 27, 2018)	1,667	1,595	1,595
		Preferred Class A Units (14 units; 5% cumulative)(8)		333	904
		Warrants (11 equivalent units; Expiration—December 27, 2023; Strike price—$0.001 per unit)		186	443

				2,114	2,942

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2017

(dollars in thousands)

(Unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Vistar Media, Inc.(10)	Operator of Digital Out-of-Home Advertising Platform
		LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.33%, Secured Debt (Maturity—February 16, 2022)(9)	3,375	3,088	3,088
		Warrants (70,207 equivalent shares; Expiration—February 17, 2027; Strike price—$0.01 per share)		331	331

				3,419	3,419

Wellnext, LLC(10)	Manufacturer of Supplements and Vitamins
		LIBOR Plus 10.10% (Floor 1.00%), Current Coupon 11.34%, Secured Debt (Maturity—July 21, 2022)(9)(23)	9,930	9,852	9,930

Wireless Vision Holdings, LLC(10)	Provider of Wireless Telecommunications Carrier Services
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.83%, Secured Debt (Maturity—September 29, 2022)(9)(23)	6,711	6,576	6,576

Wirepath LLC(11)	E-Commerce Provider into Connected Home Market
		LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.56%, Secured Debt (Maturity—August 5, 2024)(9)	5,000	4,981	5,042

Zilliant Incorporated	Price Optimization and Margin Management Solutions
		Preferred Stock (186,777 shares)		154	260
		Warrants (952,500 equivalent shares; Expiration—June 15, 2022; Strike price—$0.001 per share)		1,071	1,190

				1,225	1,450

Subtotal Non-Control/Non-Affiliate Investments (51.4% of total investments at fair value)				$1,144,962	$1,115,877

Total Portfolio Investments, September 30, 2017				$2,049,528	$2,169,981

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2017

(dollars in thousands)

(Unaudited)

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

(9)
Index based floating interest rate is subject to contractual minimum interest rate. A majority of the variable rate loans in the Company's investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at September 30, 2017. As noted in this schedule, 66% (based on the par amount of the loans) of the loans contain LIBOR floors which range between 0.50% and 2.25%, with a weighted-average LIBOR floor of approximately 1.02%.

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

(18)
Investment fair value was determined using significant unobservable inputs, unless otherwise noted. See Note C for further discussion.

(19)
PIK interest income and cumulative dividend income represent income not paid currently in cash.

(20)
All portfolio company headquarters are based in the United States, unless otherwise noted.

(21)
Portfolio company headquarters are located outside of the United States.

(22)
In connection with the Company's debt investment in Staples Canada ULC to help mitigate any potential adverse change in foreign exchange rates during the term of the Company's investment, the Company entered into a forward foreign currency contract with Cadence Bank to lend $24.2 million Canadian Dollars and receive $20.0 million U.S. Dollars with a settlement date of September 12, 2018. The unrealized appreciation on the forward foreign currency contract is $0.5 million as of September 30, 2017. This unrealized appreciation is offset by the foreign currency translation depreciation on the investment.

(23)
The Company has entered into an intercreditor agreement that entitles the Company to the "last out" tranche of the first lien secured loans, whereby the "first out" tranche will receive priority as to the "last out" tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of LIBOR plus 7.50% (Floor 1.00%) per the Credit Agreement and the Consolidated Schedule of Investments above reflects such higher rate.

(24)
As part of the credit agreement with the portfolio company, the Company is entitled to the "last out" tranche of the first lien secured loans, whereby the "first out" tranche receives priority over the "last out" tranche with respect to payments of principal, interest, and any other amounts due thereunder. The rate the Company receives per the Credit Agreement is the same as the rate reflected in the Consolidated Schedule of Investments above.

(25)
The Company has entered into an intercreditor agreement that entitles the Company to the "first out" tranche of the first lien secured loans, whereby the "first out" tranche will receive priority as to the "last out" tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a lower interest rate than the contractual stated interest rate of LIBOR plus 6.64% (Floor 1.00%) per the Credit Agreement and the Consolidated Schedule of Investments above reflects such lower rate.

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2016

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Control Investments(5)

Access Media Holdings, LLC(10)	Private Cable Operator
		5% Current / 5% PIK Secured Debt (Maturity—July 22, 2020)(19)	$22,664	$22,664	$19,700
		Preferred Member Units (6,581,250 units)		6,475	240
		Member Units (45 units)		1	—

				29,140	19,940

Ameritech College Operations, LLC	For-Profit Nursing and Healthcare College
		10% Secured Debt (Maturity—November 30, 2019)	514	514	514
		13% Secured Debt (Maturity—November 30, 2019)	489	489	489
		13% Secured Debt (Maturity—January 31, 2020)	3,025	3,025	3,025
		Preferred Member Units (294 units)		2,291	2,291

				6,319	6,319

ASC Interests, LLC	Recreational and Educational Shooting Facility
		11% Secured Debt (Maturity—July 31, 2018)	2,100	2,084	2,100
		Member Units (1,500 units)(8)		1,500	2,680

				3,584	4,780

Bond-Coat, Inc.	Casing and Tubing Coating Services
		12% Secured Debt (Maturity—December 28, 2017)	11,596	11,556	11,596
		Common Stock (57,508 shares)		6,350	6,660

				17,906	18,256

Café Brazil, LLC	Casual Restaurant Group
		Member Units (1,233 units)(8)		1,742	6,040

CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units (416 units)(8)		1,300	55,480

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Clad-Rex Steel, LLC	Specialty Manufacturer of Vinyl-Clad Metal
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity—December 20, 2018)(9)	400	396	396
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity—December 20, 2021)(9)	14,080	13,941	13,941
		Member Units (717 units)		7,280	7,280
		10% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity—December 20, 2036)	1,202	1,190	1,190
		Member Units (Clad-Rex Steel RE Investor, LLC) (800 units)		210	210

				23,017	23,017

CMS Minerals Investments	Oil & Gas Exploration & Production
		Preferred Member Units (CMS Minerals LLC) (458 units)(8)		2,104	3,682
		Member Units (CMS Minerals II, LLC) (100 units)(8)		3,829	3,381

				5,933	7,063

Datacom, LLC	Technology and Telecommunications Provider
		8% Secured Debt (Maturity—May 30, 2017)	900	900	900
		5.25% Current / 5.25% PIK Secured Debt (Maturity—May 30, 2019)(19)	11,713	11,651	11,049
		Class A Preferred Member Units		1,181	1,368
		Class B Preferred Member Units (6,453 units)		6,030	1,529

				19,762	14,846

Gamber-Johnson Holdings, LLC	Manufacturer of Ruggedized Computer Mounting Systems
		LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.00%, Secured Debt (Maturity—June 24, 2021)(9)	24,080	23,846	23,846
		Member Units (8,619 units)		14,844	18,920

				38,690	42,766

Garreco, LLC	Manufacturer and Supplier of Dental Products
		14% Secured Debt (Maturity—January 12, 2018)	5,250	5,219	5,219
		Member Units (1,200 units)		1,200	1,150

				6,419	6,369

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

GRT Rubber Technologies LLC	Manufacturer of Engineered Rubber Products
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—December 19, 2019)(9)	13,274	13,188	13,274
		Member Units (5,879 units)(8)		13,065	20,310

				26,253	33,584

Gulf Manufacturing, LLC	Manufacturer of Specialty Fabricated Industrial Piping Products
		9% PIK Secured Debt (Ashland Capital IX, LLC) (Maturity—June 30, 2017)(19)	777	777	777
		Member Units (438 units)(8)		2,980	8,770

				3,757	9,547

Gulf Publishing Holdings, LLC	Energy Industry Focused Media and Publishing
		12.5% Secured Debt (Maturity—April 29, 2021)	10,000	9,911	9,911
		Member Units (3,124 units)		3,124	3,124

				13,035	13,035

Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
		Common Stock (107,456 shares)(8)		718	3,120

Hawthorne Customs and Dispatch Services, LLC	Facilitator of Import Logistics, Brokerage, and Warehousing
		Member Units (500 units)		589	280
		Member Units (Wallisville Real Estate, LLC) (588,210 units)(8)		1,215	2,040

				1,804	2,320

HW Temps LLC	Temporary Staffing Solutions
		LIBOR Plus 13.00% (Floor 1.00%), Current Coupon 14.00%, Secured Debt (Maturity July 2, 2020)(9)	10,576	10,500	10,500
		Preferred Member Units (3,200 units)(8)		3,942	3,940

				14,442	14,440

Hydratec, Inc.	Designer and Installer of Micro-Irrigation Systems
		Common Stock (7,095 shares)(8)		7,095	15,640

IDX Broker, LLC	Provider of Marketing and CRM Tools for the Real Estate Industry
		12.5% Secured Debt (Maturity—November 15, 2018)	10,950	10,904	10,950
		Member Units (5,400 units)(8)		5,606	7,040

				16,510	17,990

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Indianapolis Aviation Partners, LLC	Fixed Base Operator
		15% Secured Debt (Maturity—January 15, 2017)	3,100	3,100	3,100
		Warrants (1,046 equivalent units; Expiration—September 15, 2019; Strike price—$0.01 per unit)		1,129	2,649

				4,229	5,749

Jensen Jewelers of Idaho, LLC	Retail Jewelry Store
		Prime Plus 6.75% (Floor 2.00%), Current Coupon 10.25%, Secured Debt (Maturity—November 14, 2019)(9)	4,055	3,996	4,055
		Member Units (627 units)(8)		811	4,460

				4,807	8,515

Lamb Ventures, LLC	Aftermarket Automotive Services Chain
		11% Secured Debt (Maturity—May 31, 2018)	7,657	7,657	7,657
		Preferred Equity (non-voting)		400	400
		Member Units (742 units)(8)		5,273	5,990
		9.5% Secured Debt (Lamb's Real Estate Investment I, LLC) (Maturity—December 31, 2041)	1,170	1,170	1,170
		Member Units (Lamb's Real Estate Investment I, LLC) (1,000 units)(8)		625	1,340

				15,125	16,557

Lighting Unlimited, LLC	Commercial and Residential Lighting Products and Design Services
		8% Secured Debt (Maturity—August 22, 2017)	1,514	1,514	1,514
		Preferred Equity (non-voting)		434	410
		Warrants (71 equivalent units; Expiration—June 14, 2021; Strike price—$0.01 per unit)		54	—
		Member Units (700 units)		100	—

				2,102	1,924

Marine Shelters Holdings, LLC	Fabricator of Marine and Industrial Shelters
		12% PIK Secured Debt (Maturity—December 28, 2017)(14)	9,967	9,914	9,387
		Preferred Member Units (3,810 units)		5,352	—

				15,266	9,387

MH Corbin Holding LLC	Manufacturer and Distributor of Traffic Safety Products
		10% Secured Debt (Maturity—August 31, 2020)	13,300	13,197	13,197
		Preferred Member Units (4,000 shares)		6,000	6,000

				19,197	19,197

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Mid-Columbia Lumber Products, LLC	Manufacturer of Finger-Jointed Lumber Products
		10% Secured Debt (Maturity—December 18, 2017)	1,750	1,750	1,750
		12% Secured Debt (Maturity—December 18, 2017)	3,900	3,900	3,900
		Member Units (3,554 units)		1,810	2,480
		9.5% Secured Debt (Mid—Columbia Real Estate, LLC) (Maturity—May 13, 2025)	836	836	836
		Member Units (Mid—Columbia Real Estate, LLC) (250 units)(8)		250	600

				8,546	9,566

MSC Adviser I, LLC(16)	Third Party Investment Advisory Services
		Member Units (Fully diluted 100.0%)(8)		—	30,617

Mystic Logistics Holdings, LLC	Logistics and Distribution Services Provider for Large Volume Mailers
		12% Secured Debt (Maturity—August 15, 2019)	9,176	9,053	9,176
		Common Stock (5,873 shares)		2,720	5,780

				11,773	14,956

NAPCO Precast, LLC	Precast Concrete Manufacturing
		Prime Plus 2.00% (Floor 7.00%), Current Coupon 9.00%, Secured Debt (Maturity—February 1, 2019)(9)	2,713	2,693	2,713
		18% Secured Debt (Maturity—February 1, 2019)	3,952	3,922	3,952
		Member Units (2,955 units)(8)		2,975	10,920

				9,590	17,585

NRI Clinical Research, LLC	Clinical Research Service Provider
		LIBOR Plus 6.50% (Floor 1.50%), Current Coupon 8.00%, Secured Debt (Maturity—September 8, 2017)(9)	200	200	200
		14% Secured Debt (Maturity—September 8, 2017)	4,261	4,228	4,261
		Warrants (251,723 equivalent units; Expiration—September 8, 2021; Strike price—$0.01 per unit)		252	680
		Member Units (1,454,167 units)		765	2,462

				5,445	7,603

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		6% Current / 6% PIK Secured Debt (Maturity—December 22, 2016)(17)(19)	13,915	13,915	13,915
		Warrants (14,331 equivalent units; Expiration—December 22, 2022; Strike price—$0.01 per unit)		817	130
		Member Units (50,877 units)		2,900	410

				17,632	14,455

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
		Common Stock (1,500 shares)(8)		1,080	13,080

Pegasus Research Group, LLC	Provider of Telemarketing and Data Services
		Member Units (460 units)(8)		1,290	8,620

PPL RVs, Inc.	Recreational Vehicle Dealer
		LIBOR Plus 7.00% (Floor 0.50%), Current Coupon 7.93%, Secured Debt (Maturity—November 15, 2021)(9)	18,000	17,826	17,826
		Common Stock (1,962 shares)(8)		2,150	11,780

				19,976	29,606

Principle Environmental, LLC	Noise Abatement Service Provider
		12% Secured Debt (Maturity—April 30, 2017)	4,060	4,060	4,060
		12% Current / 2% PIK Secured Debt (Maturity—April 30, 2017)(19)	3,378	3,378	3,378
		Preferred Member Units (19,631 units)		4,663	5,370
		Warrants (1,036 equivalent units; Expiration—January 31, 2021; Strike price—$0.01 per unit)		1,200	270

				13,301	13,078

Quality Lease Service, LLC	Provider of Rigsite Accommodation Unit Rentals and Related Services
		8% PIK Secured Debt (Maturity—June 8, 2020)(19)	7,068	7,068	7,068
		Member Units (1,000 units)		1,118	3,188

				8,186	10,256

River Aggregates, LLC	Processor of Construction Aggregates
		Zero Coupon Secured Debt (Maturity—June 30, 2018)	750	627	627
		Member Units (1,150 units)(8)		1,150	4,600
		Member Units (RA Properties, LLC) (1,500 units)		369	2,510

				2,146	7,737

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

SoftTouch Medical Holdings LLC	Provider of In-Home Pediatric Durable Medical Equipment
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—October 31, 2019)(9)	7,140	7,096	7,140
		Member Units (4,450 units)(8)		4,930	9,170

				12,026	16,310

The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
		9% Secured Debt (Maturity—October 2, 2018)	2,924	2,922	2,922
		Series A Preferred Units (2,500 units)		2,500	—
		Warrants (1,424 equivalent units; Expiration—July 1, 2024; Strike price—$0.01 per unit)		1,096	—
		Member Units (MPI Real Estate Holdings, LLC) (100 units)(8)		2,300	2,300

				8,818	5,222

Uvalco Supply, LLC	Farm and Ranch Supply Store
		9% Secured Debt (Maturity—January 1, 2019)	872	872	872
		Member Units (2,011 units)(8)		3,843	4,640

				4,715	5,512

Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage
		13% Secured Debt (Maturity—December 23, 2018)	2,814	2,814	2,814
		Series A Preferred Stock (3,000,000 shares)		3,000	3,000
		Common Stock (1,126,242 shares)		3,706	—

				9,520	5,814

Ziegler's NYPD, LLC	Casual Restaurant Group
		6.5% Secured Debt (Maturity—October 1, 2019)	1,000	994	994
		12% Secured Debt (Maturity—October 1, 2019)	300	300	300
		14% Secured Debt (Maturity—October 1, 2019)	2,750	2,750	2,750
		Warrants (587 equivalent units; Expiration—September 29, 2018; Strike price—$0.01 per unit)		600	240
		Preferred Member Units (10,072 units)		2,834	4,100

				7,478	8,384

Subtotal Control Investments (29.8% of total investments at fair value)				$439,674	$594,282

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Affiliate Investments(6)

AFG Capital Group, LLC	Provider of Rent-to-Own Financing Solutions and Services
		Warrants (42 equivalent units; Expiration—November 7, 2024; Strike price—$0.01 per unit)		$259	$670
		Member Units (186 units)(8)		1,200	2,750

				1,459	3,420

Barfly Ventures, LLC(10)	Casual Restaurant Group
		12% Secured Debt (Maturity—August 31, 2020)	5,958	5,860	5,827
		Options (2 equivalent units)		397	490
		Warrant (1 equivalent unit; Expiration—August 31, 2025; Strike price—$1.00 per unit)		473	280

				6,730	6,597

BBB Tank Services, LLC	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity—April 8, 2021)(9)	800	797	797
		15% Current Secured Debt (Maturity—April 8, 2021)	4,027	3,991	3,991
		Member Units (800,000 units)		800	800

				5,588	5,588

Boss Industries, LLC	Manufacturer and Distributor of Air, Power and Other Industrial Equipment
		Preferred Member Units (2,242 units)(8)		2,426	2,800

Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions Provider
		13% Secured Debt (Maturity—July 25, 2021)	7,500	5,610	5,610
		Warrants (63 equivalent shares; Expiration—April 18, 2022; Strike price—$0.01 per share)		2,132	3,370
		13% Secured Debt (Mercury Service Group, LLC) (Maturity—July 25, 2021)	1,000	991	1,000
		Preferred Member Units (Mercury Service Group, LLC) (17,742 units)(8)		1,000	1,000

				9,733	10,980

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Buca C, LLC	Casual Restaurant Group
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—June 30, 2020)(9)	22,671	22,504	22,671
		Preferred Member Units (6 units; 6% cumulative)(8)(19)		3,937	4,660

				26,441	27,331

CAI Software LLC	Provider of Specialized Enterprise Resource Planning Software
		12% Secured Debt (Maturity—October 10, 2019)	3,683	3,660	3,683
		Member Units (65,356 units)(8)		654	2,480

				4,314	6,163

CapFusion, LLC(13)	Non-Bank Lender to Small Businesses
		13% Secured Debt (Maturity—March 25, 2021)	14,400	13,202	13,202
		Warrants (1,600 equivalent units; Expiration—March 24, 2026; Strike price—$0.01 per unit)		1,200	1,200

				14,402	14,402

Chandler Signs Holdings, LLC(10)	Sign Manufacturer
		12% Secured Debt (Maturity—July 4, 2021)	4,500	4,461	4,500
		Class A Units (1,500,000 units)(8)		1,500	3,240

				5,961	7,740

Condit Exhibits, LLC	Tradeshow Exhibits / Custom Displays Provider
		Member Units (3,936 units)(8)		100	1,840

Congruent Credit OpportunitiesFunds(12)(13)	Investment Partnership
		LP Interests (Congruent Credit Opportunities Fund II, LP) (Fully diluted 19.8%)(8)		5,730	1,518
		LP Interests (Congruent Credit Opportunities Fund III, LP) (Fully diluted 17.4%)(8)		15,754	16,181

				21,484	17,699

Daseke, Inc.	Specialty Transportation Provider
		12% Current / 2.5% PIK Secured Debt (Maturity—July 31, 2018)(19)	21,799	21,632	21,799
		Common Stock (19,467 shares)		5,213	24,063

				26,845	45,862

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Dos Rios Partners(12)(13)	Investment Partnership
		LP Interests (Dos Rios Partners, LP) (Fully diluted 20.2%)		5,996	4,925
		LP Interests (Dos Rios Partners—A, LP) (Fully diluted 6.4%)		1,904	1,444

				7,900	6,369

Dos Rios Stone Products LLC(10)	Limestone and Sandstone Dimension Cut Stone Mining Quarries
		Class A Units (2,000,000 units)(8)		2,000	2,070

East Teak Fine Hardwoods, Inc.	Distributor of Hardwood Products
		Common Stock (6,250 shares)(8)		480	860

East West Copolymer & Rubber, LLC	Manufacturer of Synthetic Rubbers
		12% Current / 2% PIK Secured Debt (Maturity—October 17, 2019)(19)	9,699	9,591	8,630
		Warrants (2,510,790 equivalent units; Expiration—October 15, 2024; Strike price—$0.01 per unit)		50	—

				9,641	8,630

EIG Fund Investments(12)(13)	Investment Partnership
		LP Interests (EIG Global Private Debt fund-A, L.P.) (Fully diluted 11.1%)(8)		2,804	2,804

EIG Traverse Co-Investment, L.P.(12)(13)	Investment Partnership
		LP Interests (Fully diluted 22.2%)(8)		9,805	9,905

Freeport Financial Funds(12)(13)	Investment Partnership
		LP Interests (Freeport Financial SBIC Fund LP) (Fully diluted 9.3%)(8)		5,974	5,620
		LP Interests (Freeport First Lien Loan Fund III LP) (Fully diluted 6.0%)(8)		4,763	4,763

				10,737	10,383

Gault Financial, LLC (RMB Capital, LLC)	Purchases and Manages Collection of Healthcare and other Business Receivables
		10% Current Secured Debt (Maturity—January 1, 2019)	13,046	13,046	11,079
		Warrants (29,025 equivalent units; Expiration—February 9, 2022; Strike price—$0.01 per unit)		400	—

				13,446	11,079

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Glowpoint, Inc.	Provider of Cloud Managed Video Collaboration Services
		12% Secured Debt (Maturity—October 18, 2018)	9,000	8,949	3,997
		Common Stock (7,711,517 shares)(26)		3,958	2,080

				12,907	6,077

Guerdon Modular Holdings, Inc.	Multi-Family and Commercial Modular Construction Company
		9% Current / 4% PIK Secured Debt (Maturity—August 13, 2019)(19)	10,708	10,594	10,594
		Preferred Stock (404,998 shares)		1,140	1,140
		Common Stock (212,033 shares)		2,983	80

				14,717	11,814

Hawk Ridge Systems, LLC(13)	Value-Added Reseller of Engineering Design and Manufacturing Solutions
		10% Secured Debt (Maturity—December 2, 2021)	10,000	9,901	9,901
		Preferred Member Units (226 units)(8)		2,850	2,850
		Preferred Member Units (HRS Services, ULC) (226 units)		150	150

				12,901	12,901

Houston Plating and Coatings, LLC	Provider of Plating and Industrial Coating Services
		Member Units (265,756 units)		1,429	4,000

I-45 SLF LLC(12)(13)	Investment Partnership
		Member units (Fully diluted 20.0%; 24.4% profits interest)(8)		14,200	14,586

Indianhead Pipeline Services, LLC	Provider of Pipeline Support Services
		12% Secured Debt (Maturity—February 6, 2017)	5,100	5,079	5,079
		Preferred Member Units (33,819 units; 8% cumulative)(8)(19)		2,339	2,677
		Warrants (31,928 equivalent units; Expiration—August 6, 2022; Strike price—$0.001 per unit)		459	—
		Member Units (14,732 units)		1	—

				7,878	7,756

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

KBK Industries, LLC	Manufacturer of Specialty Oilfield and Industrial Products
		10% Secured Debt (Maturity—September 28, 2017)	1,250	1,250	1,250
		12.5% Secured Debt (Maturity—September 28, 2017)	5,900	5,889	5,889
		Member Units (250 units)		341	2,780

				7,480	9,919

L.F. Manufacturing Holdings,LLC(10)	Manufacturer of Fiberglass Products
		Member Units (2,179,001 units)		2,019	1,380

OnAsset Intelligence, Inc.	Provider of Transportation Monitoring / Tracking Products and Services
		12% PIK Secured Debt (Maturity—December 31, 2015)(17)(19)	4,519	4,519	4,519
		Preferred Stock (912 shares)		1,981	—
		Warrants (5,333 equivalent shares; Expiration—April 18, 2021; Strike price—$0.01 per share)		1,919	—

				8,419	4,519

OPI International Ltd.(13)	Provider of Man Camp and Industrial Storage Services
		10% Unsecured Debt (Maturity—April 8, 2018)	473	473	473
		Common Stock (20,766,317 shares)		1,371	1,600

				1,844	2,073

PCI Holding Company, Inc.	Manufacturer of Industrial Gas Generating Systems
		12% Secured Debt (Maturity—March 31, 2019)	13,000	12,898	13,000
		Preferred Stock (1,500,000 shares; 20% cumulative)(8)(19)		3,379	5,370

				16,277	18,370

Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	Provider of Rigsite Accommodation Unit Rentals and Related Services
		12% Secured Debt (Maturity—January 8, 2018)(14)(15)	30,785	30,281	250
		Preferred Member Units (250 units)		2,500	—

				32,781	250

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Tin Roof Acquisition Company	Casual Restaurant Group
		12% Secured Debt (Maturity—November 13, 2018)	13,511	13,385	13,385
		Class C Preferred Stock (Fully diluted 10.0%; 10% cumulative)(8)(19)		2,738	2,738

				16,123	16,123

UniTek Global Services, Inc.(11)	Provider of Outsourced Infrastructure Services
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—January 13, 2019)(9)	5,021	5,010	5,021
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—January 13, 2019)(9)	824	824	824
		15% PIK Unsecured Debt (Maturity—July 13, 2019)(19)	745	745	745
		Preferred Stock (4,935,377 shares; 13.5% cumulative)(8)(19)		5,814	6,410
		Common Stock (705,054 shares)		—	3,010

				12,393	16,010

Universal Wellhead Services Holdings, LLC(10)	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
		Preferred Member Units (UWS Investments, LLC) (716,949 units)		717	720
		Member Units (UWS Investments, LLC) (4,000,000 units)		4,000	610

				4,717	1,330

Valley Healthcare Group, LLC	Provider of Durable Medical Equipment
		LIBOR Plus 12.50% (Floor 0.50%), Current Coupon 13.12%, Secured Debt (Maturity—December 29, 2020)(9)	12,956	12,844	12,844
		Preferred Member Units (Valley Healthcare Holding, LLC) (1,600 units)		1,600	1,600

				14,444	14,444

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Volusion, LLC	Provider of Online Software-as-a-Service eCommerce Solutions
		11.5% Secured Debt (Maturity—January 26, 2020)	17,500	15,298	15,298
		Preferred Member Units (4,876,670 units)		14,000	14,000
		Warrants (1,831,355 equivalent units; Expiration—January 26, 2025; Strike price—$0.01 per unit)		2,576	2,576

				31,874	31,874

Subtotal Affiliate Investments (18.8% of total investments at fair value)				$394,699	$375,948

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Non-Control/Non-Affiliate Investments(7)

Adams Publishing Group, LLC(10)	Local Newspaper Operator
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—November 3, 2020)(9)	$7,662	$7,544	$7,662

Ahead, LLC(10)	IT Infrastructure Value Added Reseller
		LIBOR Plus 6.50%, Current Coupon 7.50%, Secured Debt (Maturity—November 2, 2020)	14,250	13,906	14,303

Allflex Holdings III Inc.(11)	Manufacturer of Livestock Identification Products
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—July 19, 2021)(9)	14,795	14,706	14,809

American Scaffold Holdings, Inc.(10)	Marine Scaffolding Service Provider
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—March 31, 2022)(9)	7,359	7,258	7,323

American Seafoods Group, LLC(11)	Catcher and Processor of Alaskan Pollock
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—August 19, 2021)(9)	9,634	9,624	9,634

American Teleconferencing Services, Ltd.(11)	Provider of Audio Conferencing and Video Collaboration Solutions
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—December 8, 2021)(9)	11,163	10,345	10,933
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity—June 6, 2022)(9)	3,714	3,569	3,569

				13,914	14,502

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Anchor Hocking, LLC(11)	Household Products Manufacturer
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—June 4, 2018)(9)	2,277	2,277	2,231
		Member Units (440,620 units)		4,928	3,305

				7,205	5,536

AP Gaming I, LLC(10)	Developer, Manufacturer, and Operator of Gaming Machines
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity—December 20, 2020)(9)	7,209	7,099	7,194

Apex Linen Service, Inc.	Industrial Launderers
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—October 30, 2022)(9)	2,400	2,400	2,400
		13% Secured Debt (Maturity—October 30, 2022)	14,416	14,337	14,337

				16,737	16,737

Applied Products, Inc.(10)	Adhesives Distributor
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—September 30, 2019)(9)	3,527	3,499	3,518

Arcus Hunting LLC.(10)	Manufacturer of Bowhunting and Archery Products and Accessories
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—November 13, 2019)(9)	13,947	13,796	13,947

Artel, LLC(11)	Provider of Secure Satellite Network and IT Solutions
		LIBOR Plus 7.00% (Floor 1.25%), Current Coupon 8.25%, Secured Debt (Maturity—November 27, 2017)(9)	7,050	6,920	6,592

ATI Investment Sub, Inc.(11)	Manufacturer of Solar Tracking Systems
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—June 22, 2021)(9)	9,500	9,322	9,476

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

ATS Workholding, Inc.(10)	Manufacturer of Machine Cutting Tools and Accessories
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity—March 10, 2019)(9)	6,173	6,146	5,924

ATX Networks Corp.(11)(13)(21)	Provider of Radio Frequency Management Equipment
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—June 11, 2021)(9)	11,790	11,604	11,584

Berry Aviation, Inc.(10)	Airline Charter Service Operator
		13.75% Secured Debt (Maturity—January 30, 2020)	5,627	5,588	5,627
		Common Stock (553 shares)		400	820

				5,988	6,447

Bluestem Brands, Inc.(11)	Multi-Channel Retailer of General Merchandise
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—November 6, 2020)(9)	12,880	12,635	11,227

Brainworks Software, LLC(10)	Advertising Sales and Newspaper Circulation Software
		Prime Plus 9.25% (Floor 3.25%), Current Coupon 13.00%, Secured Debt (Maturity—July 22, 2019)(9)	6,733	6,684	6,733

Brightwood Capital Fund Investments(12)(13)	Investment Partnership
		LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 1.6%)(8)		12,000	11,094
		LP Interests (Brightwood Capital Fund IV, LP) (Fully diluted 0.9%)		500	500

				12,500	11,594

Brundage-Bone Concrete Pumping, Inc.(11)	Construction Services Provider
		10.375% Secured Debt (Maturity—September 1, 2021)	3,000	2,985	3,240

California Pizza Kitchen, Inc.(11)	Casual Restaurant Group
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—August 23, 2022)(9)	4,988	4,940	4,976

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Cenveo Corporation(11)	Provider of Commercial Printing, Envelopes, Labels, and Printed Office Products
		6% Secured Debt (Maturity—August 1, 2019)	13,130	11,097	11,719

CDHA Management, LLC(10)	Dental Services
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—December 5, 2021)(9)	4,491	4,415	4,415

Charlotte Russe, Inc(11)	Fast-Fashion Retailer to Young Women
		LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.75%, Secured Debt (Maturity—May 22, 2019)(9)	14,346	14,141	8,724

Clarius BIGS, LLC(10)	Prints & Advertising Film Financing
		15% PIK Secured Debt (Maturity—January 5, 2015)(14)(17)	2,928	2,928	88

Compact Power Equipment, Inc.	Equipment / Tool Rental
		12% Secured Debt (Maturity—October 1, 2017)	4,100	4,095	4,100
		Series A Preferred Stock (4,298,435 shares)		1,079	4,180

				5,174	8,280

Compuware Corporation(11)	Provider of Software and Supporting Services
		LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity—December 15, 2019)(9)	8,345	8,187	8,398

Construction Supply Investments, LLC(10)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity—June 30, 2023)(9)	8,500	8,416	8,416
		Member Units (20,000 units)		2,000	2,000

				10,416	10,416

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

ContextMedia Health, LLC(11)	Provider of Healthcare Media Content
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—December 23, 2021)(9)	8,000	7,201	7,320

Covenant Surgical Partners, Inc.(11)	Ambulatory Surgical Centers
		8.75% Secured Debt (Maturity—August 1, 2019)	800	800	772

CRGT Inc.(11)	Provider of Custom Software Development
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—December 19, 2020)(9)	6,366	6,286	6,382

CST Industries Inc.(11)	Storage Tank Manufacturer
		LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 7.75%, Secured Debt (Maturity—May 22, 2017)(9)	9,102	9,084	9,102

Darr Equipment LP(10)	Heavy Equipment Dealer
		12% Current / 2% PIK Secured Debt (Maturity—April 15, 2020)(19)	21,130	20,697	20,748
		Warrants (915,734 equivalent units; Expiration—April 15, 2024; Strike price—$1.50 per unit)		474	10

				21,171	20,758

Digital River, Inc.(11)	Provider of Outsourced e-Commerce Solutions and Services
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—February 12, 2021)(9)	15,184	15,086	15,317

Digital Room LLC(11)	Pure-Play e-Commerce Print Business
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—November 21, 2022)(9)	7,625	7,475	7,549

Drilling Info Holdings, Inc.	Information Services for the Oil and Gas Industry
		Common Stock (3,788,865 shares)		1,335	10,410

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

ECP-PF Holdings Group, Inc.(10)	Fitness Club Operator
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—November 26, 2019)(9)	5,625	5,589	5,625

EnCap Energy Fund Investments(12)(13)	Investment Partnership
		LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%)(8)		3,877	1,955
		LP Interests (EnCap Energy Capital Fund VIII Co-Investors, L.P.) (Fully diluted 0.4%)		2,200	1,225
		LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)(8)		3,957	3,680
		LP Interests (Encap Energy Capital Fund X, L.P.) (Fully diluted 0.1%)		3,039	3,039
		LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)(8)		9,116	10,452
		LP Interests (EnCap Flatrock Midstream Fund III, L.P.) (Fully diluted 0.2%)(8)		2,513	2,461

				24,702	22,812

Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft)(11)(13)	Technology-based Performance Support Solutions
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity—April 28, 2022)(9)	7,000	6,857	5,274

Flavors Holdings Inc.(11)	Global Provider of Flavoring and Sweetening Products and Solutions
		LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity—April 3, 2020)(9)	12,483	12,082	10,174

GI KBS Merger Sub LLC(11)	Outsourced Janitorial Services to Retail/Grocery Customers
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—October 29, 2021)(9)	3,900	3,851	3,842
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—April 29, 2022)(9)	800	787	760

				4,638	4,602

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Grace Hill, LLC(10)	Online Training Tools for the Multi-Family Housing Industry
		Prime Plus 5.25% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity—August 15, 2019)(9)	634	623	634
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—August 15, 2019)(9)	11,552	11,472	11,552

				12,095	12,186

Great Circle Family Foods, LLC(10)	Quick Service Restaurant Franchise
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—October 28, 2019)(9)	7,648	7,598	7,648

Grupo Hima San Pablo, Inc.(11)	Tertiary Care Hospitals
		LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 8.50%, Secured Debt (Maturity—January 31, 2018)(9)	4,813	4,787	3,734
		13.75% Secured Debt (Maturity—July 31, 2018)	2,000	1,962	1,205

				6,749	4,939

GST Autoleather, Inc.(11)	Automotive Leather Manufacturer
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—July 10, 2020)(9)	13,317	13,215	13,017

Guitar Center, Inc.(11)	Musical Instruments Retailer
		6.5% Secured Debt (Maturity—April 15, 2019)	14,625	13,890	13,272

Hojeij Branded Foods, LLC(10)	Multi-Airport, Multi-Concept Restaurant Operator
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—July 27, 2021)(9)	5,432	5,390	5,432

Hoover Group, Inc.(10)(13)	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—January 28, 2021)(9)	8,546	7,963	7,963

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Horizon Global Corporation(11)(13)	Auto Parts Manufacturer
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—June 30, 2021)(9)	9,375	9,249	9,551

Hostway Corporation(11)	Managed Services and Hosting Provider
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity—December 13, 2019)(9)	10,577	10,515	10,028

Hunter Defense Technologies, Inc.(11)	Provider of Military and Commercial Shelters and Systems
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—August 5, 2019)(9)	9,606	9,120	8,933

Hygea Holdings, Corp.(10)	Provider of Physician Services
		LIBOR Plus 9.25%, Current Coupon 10.17%, Secured Debt (Maturity—February 24, 2019)	7,875	7,381	7,615
		Warrants (5,990,452 equivalent shares; Expiration—February 24, 2023; Strike price—$0.01 per share)		369	1,530

				7,750	9,145

iEnergizer Limited(11)(13)(21)	Provider of Business Outsourcing Solutions
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity—May 1, 2019)(9)	9,918	9,467	9,621

Indivior Finance LLC(11)(13)	Specialty Pharmaceutical Company Treating Opioid Dependence
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—December 19, 2019)(9)	6,750	6,455	6,809

Industrial Container Services, LLC(10)	Steel Drum Reconditioner
		LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity—December 31, 2018)(9)	8,949	8,932	8,949

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Industrial Services Acquisition, LLC(10)	Industrial Cleaning Services
		11.25% Current / 0.75% PIK Unsecured Debt (Maturity—December 17, 2022)(19)	4,519	4,433	4,433
		Member Units (Industrial Services Investments, LLC) (900,000 units)		900	900

				5,333	5,333

Infinity Acquisition Finance Corp.(11)	Application Software for Capital Markets
		7.25% Unsecured Debt (Maturity—August 1, 2022)	5,700	5,366	4,802

Inn of the Mountain Gods Resort and Casino(11)	Hotel & Casino Owner & Operator
		9.25% Secured Debt (Maturity—November 30, 2020)	6,249	5,924	5,687

Intertain Group Limited(11)(13)(21)	Business-to-Consumer Online Gaming Operator
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—April 8, 2022)(9)	4,426	4,364	4,465

iPayment, Inc.(11)	Provider of Merchant Acquisition
		LIBOR Plus 5.25% (Floor 1.50%), Current Coupon 6.75%, Secured Debt (Maturity—May 8, 2017)(9)	14,918	14,907	14,395

iQor US Inc.(11)	Business Process Outsourcing Services Provider
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—April 1, 2021)(9)	9,812	9,671	9,413

irth Solutions, LLC	Provider of Damage Prevention Information Technology Services
		Member Units (27,893 units)		1,441	1,790

Jackmont Hospitality, Inc.(10)	Franchisee of Casual Dining Restaurants
		LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25% / 2.50% PIK, Current Coupon Plus PIK 7.75%, Secured Debt (Maturity—May 26, 2021)(9)(19)	4,445	4,429	4,445

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Joerns Healthcare, LLC(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—May 9, 2020)(9)	14,655	14,560	13,776

JSS Holdings, Inc.(11)	Aircraft Maintenance Program Provider
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—August 31, 2021)(9)	12,829	12,562	12,765

Kendra Scott, LLC(11)	Jewelry Retail Stores
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—July 17, 2020)(9)	5,578	5,536	5,550

Keypoint Government Solutions, Inc.(11)	Provider of Pre-Employment Screening Services
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity—November 13, 2017)(9)	5,459	5,443	5,431

LaMi Products, LLC(10)	General Merchandise Distribution
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—September 16, 2020)(9)	10,735	10,658	10,735

Larchmont Resources, LLC(11)	Oil & Gas Exploration & Production
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, PIK Secured Debt (Maturity—August 7, 2020)(9)(19)	2,260	2,260	2,209
		Member Units (Larchmont Intermediate Holdco, LLC) (2,828 units)		353	1,193

				2,613	3,402

LKCM Headwater Investments I, L.P.(12)(13)	Investment Partnership
		LP Interests (Fully diluted 2.3%)		2,500	3,627

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Logix Acquisition Company, LLC(10)	Competitive Local Exchange Carrier
		LIBOR Plus 8.28% (Floor 1.00%), Current Coupon 9.28%, Secured Debt (Maturity—June 24, 2021)(9)(22)	8,593	8,457	8,593

Looking Glass Investments, LLC(12)(13)	Specialty Consumer Finance
		9% Unsecured Debt (Maturity—June 30, 2020)	188	188	188
		Member Units (2.5 units)		125	125
		Member Units (LGI Predictive Analytics LLC) (190,712 units)(8)		160	160

				473	473

Messenger, LLC(10)	Supplier of Specialty Stationery and Related Products to the Funeral Industry
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—September 9, 2020)(9)	14,403	14,326	14,403

Minute Key, Inc.	Operator of Automated Key Duplication Kiosks
		10% Current / 2% PIK Secured Debt (Maturity—September 19, 2019)(19)	15,700	15,404	15,404
		Warrants (1,437,409 equivalent shares; Expiration—May 20, 2025; Strike price—$0.01 per share)		280	470

				15,684	15,874

Mood Media Corporation(11)(13)	Provider of Electronic Equipment
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—May 1, 2019)(9)	14,805	14,645	14,312

New Media Holdings II LLC(11)(13)	Local Newspaper Operator
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—June 4, 2020)(9)	14,888	14,632	14,813

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

North American Lifting Holdings, Inc.(11)	Crane Service Provider
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity—November 27, 2020)(9)	3,865	3,235	3,375

North Atlantic Trading Company, Inc.(11)	Marketer/Distributor of Tobacco Products
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity—January 13, 2020)(9)	9,396	9,343	9,337

Novitex Intermediate, LLC(11)	Provider of Document Management Services
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity—July 7, 2020)(9)	9,335	9,175	8,985

NTM Acquisition Corp.(11)	Provider of B2B Travel Information Content
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—June 7, 2022)(9)	4,144	4,085	4,128

Ospemifene Royalty Sub LLC (QuatRx)(10)	Estrogen-Deficiency Drug Manufacturer and Distributor
		11.5% Secured Debt (Maturity—November 15, 2026)(14)	5,071	5,071	2,088

Pardus Oil and Gas, LLC(11)	Oil & Gas Exploration & Production
		13% PIK Secured Debt (Maturity—November 12, 2021)(19)	1,869	1,869	1,869
		5% PIK Secured Debt (Maturity—May 13, 2022)(19)	992	992	562
		Member Units (2,472 units)		2,472	970

				5,333	3,401

Paris Presents Incorporated(11)	Branded Cosmetic and Bath Accessories
		LIBOR Plus 8.75% (Floor 1.00%), Current Coupon 9.75%, Secured Debt (Maturity—December 31, 2021)(9)	2,000	1,969	1,960

Parq Holdings Limited Partnership(11)(13)(21)	Hotel & Casino Operator
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—December 17, 2020)(9)	7,500	7,394	7,388

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Permian Holdco 2, Inc.(11)	Storage Tank Manufacturer
		14% PIK Unsecured Debt (Maturity—October 15, 2021)(19)	198	198	198
		Preferred Stock (Permian Holdco 1, Inc.) (154,558 units)		799	799
		Common Stock (Permian Holdco 1, Inc.) (154,558 units)		—	—

				997	997

Pernix Therapeutics Holdings, Inc.(10)	Pharmaceutical Royalty
		12% Secured Debt (Maturity—August 1, 2020)	3,447	3,447	3,326

Pet Holdings ULC(11)(13)(21)	Retailer of Pet Products and Supplies to Consumers
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—July 5, 2022)(9)	2,494	2,470	2,503

Pike Corporation(11)	Construction and Maintenance Services for Electric Transmission and Distribution Infrastructure
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—June 22, 2022)(9)	14,000	13,720	14,082

Point.360(10)	Fully Integrated Provider of Digital Media Services
		Warrants (65,463 equivalent shares; Expiration—July 7, 2020; Strike price—$0.75 per share)		69	—
		Common Stock (163,658 shares)		273	63

				342	63

Polycom, Inc.(11)	Provider of Audio and Video Communication Solutions
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—September 27, 2023)(9)	12,089	11,617	12,194

PPC/SHIFT LLC(10)	Provider of Digital Solutions to Automotive Industry
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—June 6, 2022)(9)	7,000	6,852	6,852

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Prowler Acquisition Corp.(11)	Specialty Distributor to the Energy Sector
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity—January 28, 2020)(9)	9,519	7,904	7,044

PT Network, LLC(10)	Provider of Outpatient Physical Therapy and Sports Medicine Services
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—November 30, 2021)(9)	16,225	15,979	15,979

QBS Parent, Inc.(11)	Provider of Software and Services to the Oil & Gas Industry
		LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 5.75%, Secured Debt (Maturity—August 7, 2021)(9)	11,274	11,201	11,161

Raley's(11)	Family-Owned Supermarket Chain
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—May 18, 2022)(9)	4,195	4,125	4,242

Redbox Automated Retail, LLC(11)	Operator of Home Media Entertainment Kiosks
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—September 27, 2021)(9)	15,000	14,581	14,629

Renaissance Learning, Inc.(11)	Technology-based K-12 Learning Solutions
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—April 11, 2022)(9)	3,000	2,978	2,987

RGL Reservoir Operations Inc.(11)(13)(21)	Oil & Gas Equipment and Services
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—August 13, 2021)(9)	3,910	3,826	880

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

RM Bidder, LLC(10)	Scripted and Unscripted TV and Digital Programming Provider
		Warrants (327,532 equivalent units; Expiration—October 20, 2025; Strike price—$14.28 per unit)		425	300
		Member Units (2,779 units)		46	44

				471	344

SAExploration, Inc.(10)(13)(21)	Geophysical Services Provider
		Common Stock (50 shares)		65	3

SAFETY Investment Holdings, LLC	Provider of Intelligent Driver Record Monitoring Software and Services
		Member Units (2,000,000 units)		2,000	2,000

Salient Partners L.P.(11)	Provider of Asset Management Services
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—June 9, 2021)(9)	10,812	10,538	10,352

School Specialty, Inc.(11)	Distributor of Education Supplies and Furniture
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—June 11, 2019)(9)	5,712	5,632	5,784

Sigma Electric Manufacturing Corporation(10)(13)	Manufacturer and Distributor of Electrical Fittings and Parts
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—October 13, 2021)(9)	12,500	12,200	12,200

Sorenson Communications, Inc.(11)	Manufacturer of Communication Products for Hearing Impaired
		LIBOR Plus 5.75% (Floor 2.25%), Current Coupon 8.00%, Secured Debt (Maturity—April 30, 2020)(9)	13,371	13,283	13,271

Strike, LLC(11)	Pipeline Construction and Maintenance Services
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity—November 30, 2022)(9)	10,000	9,666	9,864

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Subsea Global Solutions, LLC(10)	Underwater Maintenance and Repair Services
		LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.50%, Secured Debt (Maturity—March 17, 2020)(9)	5,629	5,588	5,624

Synagro Infrastructure Company, Inc(11)	Waste Management Services
		LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity—August 22, 2020)(9)	4,714	4,659	4,136

Targus International, LLC(11)	Distributor of Protective Cases for Mobile Devices
		15% PIK Secured Debt (Maturity—December 31, 2019)(19)	1,140	1,140	1,140
		Common Stock (Targus Cayman HoldCo Limited) (249,614 shares)(13)		2,555	2,260

				3,695	3,400

TE Holdings, LLC(11)	Oil & Gas Exploration & Production
		Member Units (97,048 units)		970	728

TeleGuam Holdings, LLC(11)	Cable and Telecom Services Provider
		LIBOR Plus 4.00% (Floor 1.25%), Current Coupon 5.25%, Secured Debt (Maturity—December 10, 2018)(9)	7,622	7,613	7,546
		LIBOR Plus 7.50% (Floor 1.25%), Current Coupon 8.75%, Secured Debt (Maturity—June 10, 2019)(9)	10,500	10,442	10,290

				18,055	17,836

The Topps Company, Inc.(11)	Trading Cards & Confectionary
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity—October 2, 2020)(9)	2,218	2,208	2,226

TMC Merger Sub Corp.(11)	Refractory & Maintenance Services Provider
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—October 31, 2022)(9)(23)	12,500	12,376	12,438

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

TOMS Shoes, LLC(11)	Global Designer, Distributor, and Retailer of Casual Footwear
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—October 30, 2020)(9)	4,913	4,567	3,635

Travel Leaders Group, LLC(11)	Travel Agency Network Provider
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—December 7, 2020)(9)	10,994	10,936	10,975

Truck Bodies and Equipment International, Inc.(10)	Manufacturer of Dump Truck Bodies and Dump Trailers
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—March 31, 2021)(9)	15,750	15,602	15,602

TVG-I-E CMN ACQUISITION, LLC(10)	Organic Lead Generation for Online Postsecondary Schools
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—November 3, 2021)(9)	6,459	6,334	6,334

Tweddle Group, Inc.(11)	Provider of Technical Information Services to Automotive OEMs
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—October 21, 2022)(9)	8,462	8,295	8,419

UniRush, LLC	Provider of Prepaid Debit Card Solutions
		12% Secured Debt (Maturity—February 1, 2019)	12,000	10,981	12,000
		Warrants (444,725 equivalent units; Expiration—February 2, 2026; Strike price—$10.27 per unit)		1,250	1,250

				12,231	13,250

US Joiner Holding Company(11)	Marine Interior Design and Installation
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—April 16, 2020)(9)	11,514	11,435	11,456

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

U.S. TelePacific Corp.(10)	Provider of Communications and Managed Services
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—February 24, 2021)(9)	7,500	7,377	7,377

VCVH Holding Corp. (Verisk)(11)	Healthcare Technology Services Focused on Revenue Maximization
		LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 10.25%, Secured Debt (Maturity—June 1, 2024)(9)	1,500	1,464	1,488

Virtex Enterprises, LP(10)	Specialty, Full-Service Provider of Complex Electronic Manufacturing Services
		12% Secured Debt (Maturity—December 27, 2018)	1,667	1,559	1,559
		Preferred Class A Units (14 units; 5% cumulative)(8)		333	612
		Warrants (11 equivalent units; Expiration—December 27, 2023; Strike price—$0.001 per unit)		186	220

				2,078	2,391

Wellnext, LLC(10)	Manufacturer of Supplements and Vitamins
		LIBOR Plus 9.00% (Floor 0.50%), Current Coupon 9.85%, Secured Debt (Maturity—May 23, 2021)(9)	10,058	9,968	10,058

Western Dental Services, Inc.(11)	Dental Care Services
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—November 1, 2018)(9)	4,904	4,902	4,885

Wilton Brands LLC(11)	Specialty Housewares Retailer
		LIBOR Plus 7.25% (Floor 1.25%), Current Coupon 8.50%, Secured Debt (Maturity—August 30, 2018)(9)	1,153	1,147	1,093

Worley Claims Services, LLC(10)	Insurance Adjustment Management and Services Provider
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity—October 31, 2020)(9)	6,386	6,342	6,386

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2016

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

YP Holdings LLC(11)	Online and Offline Advertising Operator
		LIBOR Plus 11.00% (Floor 1.25%), Current Coupon 12.25%, Secured Debt (Maturity—June 4, 2018)(9)	11,428	10,969	11,398

Zilliant Incorporated	Price Optimization and Margin Management Solutions
		Preferred Stock (186,777 shares)		154	260
		Warrants (952,500 equivalent shares; Expiration—June 15, 2022; Strike price—$0.001 per share)		1,071	1,190

				1,225	1,450

Subtotal Non-Control/Non-Affiliate Investments (51.4% of total investments at fair value)				$1,037,510	$1,026,676

Total Portfolio Investments, December 31, 2016				$1,871,883	$1,996,906

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

(18)
Investment value was determined using significant unobservable inputs, unless otherwise noted.

(19)
PIK interest income and cumulative dividend income represent income not paid currently in cash.

(20)
All portfolio company headquarters are based in the United States, unless otherwise noted.

(21)
Portfolio company headquarters are located outside of the United States.

(22)
The Company has entered into an intercreditor agreement that entitles the Company to the "last out" tranche of the first lien secured loans, whereby the "first out" tranche will receive priority as to the "last out" tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of LIBOR plus 7.50% (Floor 1.00%) per the Credit Agreement and the Consolidated Schedule of Investments above reflects such higher rate.

(23)
The Company has entered into an intercreditor agreement that entitles the Company to the "first out" tranche of the first lien secured loans, whereby the "first out" tranche will receive priority as to the "last out" tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a lower interest rate than the contractual stated interest rate of LIBOR plus 6.64% (Floor 1.00%) per the Credit Agreement and the Consolidated Schedule of Investments above reflects such lower rate.

(26)
Investment fair value was determined using observable inputs in non-active markets for which sufficient observable inputs were available. See note C for further discussion.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

2.     Basis of Presentation

        Main Street's consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 946, Financial Services-Investment Company ("ASC 946"). For each of the periods presented herein, Main Street's consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of Main Street's investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments and the investment in the External Investment Manager (see Note C—Fair Value Hierarchy for Investments and Debentures—Portfolio Composition—Investment Portfolio Composition for additional discussion of Main Street's Investment Portfolio and definitions for the terms Private Loan and Other Portfolio). Main Street's results of operations for the three and nine months ended September 30, 2017 and 2016, cash flows for the nine months ended September 30, 2017 and 2016, and financial position as of September 30, 2017 and December 31, 2016, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation.

        The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2017 and 2016 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations, recommendations and an assurance certification regarding the Company's determinations of the fair value of its LMM portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street's investments in each LMM portfolio company at least once every calendar year, and for Main Street's investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

financial advisory services firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at Main Street's determination of fair value on its investments in a total of 38 LMM portfolio companies for the nine months ended September 30, 2017, representing approximately 65% of the total LMM portfolio at fair value as of September 30, 2017, and on a total of 46 LMM portfolio companies for the nine months ended September 30, 2016, representing approximately 75% of the total LMM portfolio at fair value as of September 30, 2016. Excluding its investments in new LMM portfolio companies which have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment as of September 30, 2017 and 2016, as applicable, and its investments in the LMM portfolio companies that were not reviewed because their equity is publicly traded or they hold real estate for which a third-party appraisal is obtained on at least an annual basis, the percentage of the LMM portfolio reviewed and certified by its independent financial advisory services firm for the nine months ended September 30, 2017 and 2016 was 72% and 80% of the total LMM portfolio at fair value as of September 30, 2017 and 2016, respectively.

        For valuation purposes, all of Main Street's Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. Because the vast majority of the Middle Market portfolio investments are typically valued using third-party quotes or other independent pricing services (including 96% and 94% of the Middle Market portfolio investments as of September 30, 2017 and December 31, 2016, respectively), Main Street does not generally consult with any financial advisory services firms in connection with determining the fair value of its Middle Market investments.

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

        In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations and recommendations and an assurance certification regarding the Company's determinations of the fair value of its Private Loan portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street's investments in each Private Loan portfolio company at least once every calendar year, and for Main Street's investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at its determination of fair value on its investments in a total of 19 Private Loan portfolio companies for the nine months ended September 30, 2017, representing approximately 44% of the total Private Loan portfolio at fair value as of September 30, 2017, and on a total of 20 Private Loan portfolio companies for the nine months ended September 30, 2016, representing approximately 56% of the total Private Loan portfolio at fair value as of September 30, 2016. Excluding its investments in new Private Loan portfolio companies which have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment as of September 30, 2017 and 2016, as applicable, and investments in its Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, the percentage of the Private Loan portfolio reviewed and certified by its independent financial advisory services firm for the nine months ended September 30, 2017 and 2016 was 74% and 80% of the total Private Loan portfolio at fair value as of September 30, 2017 and 2016, respectively.

        For valuation purposes, all of Main Street's Other Portfolio investments are non-control investments. Main Street's Other Portfolio investments comprised 4.6% and 5.0% of Main Street's Investment Portfolio at fair value as of September 30, 2017 and December 31, 2016, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For Other Portfolio equity investments, Main Street generally determines the fair value of its investments using the NAV valuation method. For its Other Portfolio debt investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Other Portfolio debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method. For its Other Portfolio debt investments for which third-party quotes or other independent pricing are available and appropriate, Main Street determines the fair value of these investments through obtaining third-party quotes or other independent pricing to the extent that these inputs are available and appropriate to determine fair value.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        The Board of Directors of Main Street has the final responsibility for overseeing, reviewing and approving, in good faith, Main Street's determination of the fair value for its Investment Portfolio, as well as its valuation procedures, consistent with 1940 Act requirements. Main Street believes its Investment Portfolio as of September 30, 2017 and December 31, 2016 approximates fair value as of those dates based on the markets in which Main Street operates and other conditions in existence on those reporting dates.

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

        At September 30, 2017, cash balances totaling $26.5 million exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company's cash deposits are held at large, established, high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

        As of September 30, 2017, Main Street's total Investment Portfolio had six investments on non-accrual status, which comprised approximately 0.4% of its fair value and 2.7% of its cost. As of December 31, 2016, Main Street's total Investment Portfolio had four investments on non-accrual status, which comprised approximately 0.6% of its fair value and 3.0% of its cost.

        Main Street holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind ("PIK") interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. Main Street stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended September 30, 2017 and 2016, (i) approximately 1.9% and 4.0%, respectively, of Main Street's total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.8% and 1.8%, respectively, of Main Street's total investment income was attributable to cumulative dividend income not paid currently in cash. For the nine months ended September 30, 2017 and 2016, (i) approximately 2.7% and 3.7%, respectively, of Main Street's total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.8% and 1.1%, respectively, of Main Street's total investment income was attributable to cumulative dividend income not paid currently in cash.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        A presentation of the investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$39,814	$35,580	$117,340	$101,181
Dividend income	10,088	9,730	25,198	25,094
Fee income	1,884	1,284	7,406	5,059

Total interest, fee and dividend income	$51,786	$46,594	$149,944	$131,334

5.     Deferred Financing Costs

        Deferred financing costs include commitment fees and other costs related to Main Street's multi-year revolving credit facility (the "Credit Facility", as discussed further in Note F) and its notes (as discussed further in Note G), as well as the commitment fees and leverage fees (approximately 3.4% of the total commitment and draw amounts, as applicable) on the SBIC debentures (as discussed further in Note E) which are not accounted for under the fair value option under ASC 825 (as discussed further in Note B.11.). Deferred financing costs in connection with the Credit Facility are capitalized as an asset. Deferred financing costs in connection with all other debt arrangements not using the fair value option are a direct deduction from the related debt liability.

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

        To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the three months ended September 30, 2017 and 2016, approximately 3.8% and 3.2%, respectively, of Main Street's total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction. For the nine months ended September 30, 2017 and 2016, approximately 3.7% and 3.0%, respectively, of Main Street's total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction.

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

        The Taxable Subsidiaries primarily hold certain portfolio investments for Main Street. The Taxable Subsidiaries permit Main Street to hold equity investments in portfolio companies which are "pass-through" entities for tax purposes and to continue to comply with the "source-income" requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are consolidated with Main Street for U.S. GAAP financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in Main Street's consolidated financial statements as portfolio investments and recorded at fair value. The Taxable Subsidiaries are not consolidated with MSCC for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities, as a result of their ownership of certain portfolio investments. The taxable income, or loss, of the Taxable Subsidiaries may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. The Taxable Subsidiaries are each taxed at their normal corporate tax rates based on their taxable income. The income tax expense, or benefit, if any, and the related tax assets and liabilities, of the Taxable Subsidiaries are reflected in Main Street's consolidated financial statements.

        The External Investment Manager is an indirect wholly owned subsidiary of MSCC through a Taxable Subsidiary and is a disregarded entity for tax purposes. The External Investment Manager has entered into a tax sharing agreement with its Taxable Subsidiary owner. Since the External Investment Manager is accounted for as a portfolio investment of MSCC and is not included as a consolidated subsidiary of MSCC in MSCC's consolidated financial statements, and as a result of the tax sharing agreement with its Taxable Subsidiary owner, for its stand-alone financial reporting purposes the External Investment Manager is treated as if it is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. The income tax expense, or benefit, if any, and the related tax assets and liabilities, of the External Investment Manager are reflected in the External Investment Manager's separate financial statements.

        The Taxable Subsidiaries and the External Investment Manager use the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided, if necessary, against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        As of September 30, 2017, all of Main Street's LMM portfolio investments consisted of illiquid securities issued by private companies. As a result, as of September 30, 2017, the fair value determination for all of Main Street's LMM portfolio investments primarily consisted of unobservable inputs. As a result, all of Main Street's LMM portfolio investments were categorized as Level 3 as of September 30, 2017. As of December 31, 2016, all of Main Street's LMM portfolio investments except for the equity investment in one portfolio company consisted of illiquid securities issued by private companies. The investment which was the exception was in a company with publicly traded equity. As a result, as of December 31, 2016, the fair value determination for Main Street's LMM portfolio investments primarily consisted of unobservable inputs. The fair value determination for the publicly traded equity security consisted of observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value. As a result, all of Main Street's LMM portfolio investments were categorized as Level 3 as of December 31, 2016, except for the one publicly traded equity security which was categorized as Level 2.

        As of September 30, 2017 and December 31, 2016, Main Street's Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Middle Market portfolio investments were categorized as Level 3 as of September 30, 2017 and December 31, 2016.

        As of September 30, 2017 and December 31, 2016, Main Street's Private Loan portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Private Loan portfolio investments were categorized as Level 3 as of September 30, 2017 and December 31, 2016.

        As of September 30, 2017 and December 31, 2016, Main Street's Other Portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street's Other Portfolio investments were categorized as Level 3 as of September 30, 2017 and December 31, 2016.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        The following tables provide a summary of the significant unobservable inputs used to fair value Main Street's Level 3 portfolio investments as of September 30, 2017 and December 31, 2016:

Type of Investment	Fair Value as of September 30, 2017 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)	Median(3)
Equity investments	$606,493	Discounted cash flow	WACC	9.9% - 22.7%	12.4%	12.8%
		Market comparable / Enterprise Value	EBITDA multiple(1)	4.5x - 8.5x(2)	7.3x	6.0x
Debt investments	$893,108	Discounted cash flow	Risk adjusted discount factor	7.1% - 15.2%(2)	10.9%	10.6%
			Expected principal recovery percentage	3.0% - 100.0%	99.8%	100.0%
Debt investments	$670,380	Market approach	Third-party quote	10.0 - 103.3

Total Level 3 investments	$2,169,981

(1)
EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

(2)
Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 4.0x - 17.5x and the range for risk adjusted discount factor is 4.4% - 28.1%.

(3)
Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

Type of Investment	Fair Value as of December 31, 2016 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)	Median(3)
Equity investments	$567,003	Discounted cash flow	WACC	10.4% - 23.1%	13.0%	13.7%
		Market comparable / Enterprise Value	EBITDA multiple(1)	4.5x - 8.5x(2)	7.1x	6.0x
Debt investments	$808,895	Discounted cash flow	Risk adjusted discount factor	7.4% - 15.9%(2)	11.8%	11.6%
			Expected principal recovery percentage	3.0% - 100.0%	99.7%	100.0%
Debt investments	$618,928	Market approach	Third-party quote	22.5 - 108.0

Total Level 3 investments	$1,994,826

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        The following tables provide a summary of changes in fair value of Main Street's Level 3 portfolio investments for the nine month periods ended September 30, 2017 and 2016 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2016	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of September 30, 2017
Debt	$1,427,823	$—	$(556,538)	$701,633	$12,988	$(16,362)	$(6,056)	$1,563,488
Equity	549,453	—	(41,250)	68,286	(27,562)	39,244	6,873	595,044
Equity Warrant	17,550	—	(3,261)	331	(1,542)	(812)	(817)	11,449

	$1,994,826	$—	$(601,049)	$770,250	$(16,116)	$22,070	$—	$2,169,981

(1)
Includes the impact of non-cash conversions.

Type of Investment	Fair Value as of December 31, 2015	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of September 30, 2016
Debt	1,265,544	—	(289,261)	385,476	34,567	(3,893)	(5,998)	1,386,435
Equity	519,966	—	(14,797)	61,543	(59,681)	3,821	5,998	516,850
Equity Warrant	10,646	—	(1,011)	4,750	1,011	(574)	—	14,822

	1,796,156	—	(305,069)	451,769	(24,103)	(646)	—	1,918,107

(1)
Includes the impact of non-cash conversions.

        As of September 30, 2017 and December 31, 2016, the fair value determination for the SBIC debentures recorded at fair value primarily consisted of unobservable inputs. As a result, the SBIC debentures which are recorded at fair value were categorized as Level 3. Main Street determines the fair value of these instruments primarily using a Yield-to-Maturity approach that analyzes the discounted cash flows of interest and principal for each SBIC debenture recorded at fair value based on estimated market interest rates for debt instruments of similar structure, terms, and maturity. Main Street's estimate of the expected repayment date of principal for each SBIC debenture recorded at fair value is the legal maturity date of the instrument. The significant unobservable inputs used in the fair value measurement of Main Street's SBIC debentures recorded at fair value are the estimated market interest rates used to fair value each debenture using the yield valuation technique described above. Significant increases (decreases) in the estimated market interest rates in isolation would result in a significantly lower (higher) fair value measurement.

        The following tables provide a summary of the significant unobservable inputs used to fair value Main Street's Level 3 SBIC debentures as of September 30, 2017 and December 31, 2016 (amounts in thousands):

Type of Instrument	Fair Value as of September 30, 2017	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC debentures	$49,412	Discounted cash flow	Estimated market interest rates	4.1% - 4.9%	4.3%

Type of Instrument	Fair Value as of December 31, 2016	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC debentures	$74,803	Discounted cash flow	Estimated market interest rates	3.4% - 5.3%	4.2%

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        The following tables provide a summary of changes for the Level 3 SBIC debentures recorded at fair value for the nine month periods ended September 30, 2017 and 2016 (amounts in thousands):

Type of Instrument	Fair Value as of December 31, 2016	Repayments	Net Realized Loss	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of September 30, 2017
SBIC debentures at fair value	$74,803	$(25,200)	$5,217	$—	$(5,408)	$49,412

Type of Instrument	Fair Value as of December 31, 2015	Repayments	Net Realized Loss	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of September 30, 2016
SBIC debentures at fair value	$73,860	$—	$—	$—	$820	$74,680

        At September 30, 2017 and December 31, 2016, Main Street's investments and SBIC debentures at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
At September 30, 2017	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$938,042	$—	$—	$938,042
Middle Market portfolio investments	607,476	—	—	607,476
Private Loan portfolio investments	485,929	—	—	485,929
Other Portfolio investments	99,230	—	—	99,230
External Investment Manager	39,304	—	—	39,304

Total portfolio investments	2,169,981	—	—	2,169,981
Marketable securities and idle funds investments	—	—	—	—

Total investments	$2,169,981	$—	$—	$2,169,981

SBIC debentures at fair value	$49,412	$—	$—	$49,412

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

        Main Street's external asset management business is conducted through its External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. Main Street entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with HMS Income Fund, Inc. ("HMS Income"). Through this agreement, Main Street shares employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities, and Main Street allocates the related expenses to the External Investment Manager pursuant to the sharing agreement. Main Street's total expenses for the three months ended September 30, 2017 and 2016 are net of expenses allocated to the External Investment Manager of $1.7 million and $1.2 million, respectively. Main Street's total expenses for the nine months ended September 30, 2017 and 2016 are net of expenses allocated to the External Investment Manager of $4.8 million and $3.7 million, respectively.

        Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three and nine months ended September 30, 2017 and 2016, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

        The following tables provide a summary of Main Street's investments in the LMM, Middle Market and Private Loan portfolios as of September 30, 2017 and December 31, 2016 (this information

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of September 30, 2017
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	71	68	56
Fair value	$938.0	$607.5	$485.9
Cost	$804.6	$633.8	$505.6
% of portfolio at cost—debt	68.1%	96.9%	94.5%
% of portfolio at cost—equity	31.9%	3.1%	5.5%
% of debt investments at cost secured by first priority lien	96.3%	90.2%	91.5%
Weighted-average annual effective yield(b)	11.9%	8.7%	9.3%
Average EBITDA(c)	$4.3	$84.8	$38.0

(a)
At September 30, 2017, Main Street had equity ownership in approximately 99% of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 38%.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of September 30, 2017, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares of Main Street's common stock will realize on its investment because it does not reflect Main Street's expenses or any sales load paid by an investor.

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including seven LMM portfolio companies, two Middle Market portfolio companies and three Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for Main Street's investments in these

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

  portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

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

        As of September 30, 2017, Main Street had Other Portfolio investments in eleven companies, collectively totaling approximately $99.2 million in fair value and approximately $105.6 million in cost basis and which comprised approximately 4.6% of Main Street's Investment Portfolio at fair value. As of December 31, 2016, Main Street had Other Portfolio investments in ten companies, collectively totaling approximately $100.3 million in fair value and approximately $107.1 million in cost basis and which comprised approximately 5.0% of Main Street's Investment Portfolio at fair value.

        As discussed further in Note A.1., Main Street holds an investment in the External Investment Manager, a wholly owned subsidiary that is treated as a portfolio investment. As of September 30, 2017, there was no cost basis in this investment and the investment had a fair value of approximately $39.3 million, which comprised approximately 1.8% of Main Street's Investment Portfolio at fair value. As of December 31, 2016, there was no cost basis in this investment and the investment had a fair value of approximately $30.6 million, which comprised approximately 1.5% of Main Street's Investment Portfolio at fair value.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of September 30, 2017 and December 31, 2016 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	September 30, 2017	December 31, 2016
First lien debt	78.2%	76.1%
Equity	14.8%	14.5%
Second lien debt	5.8%	7.7%
Equity warrants	0.8%	1.1%
Other	0.4%	0.6%

	100.0%	100.0%

Fair Value:	September 30, 2017	December 31, 2016
First lien debt	71.1%	68.7%
Equity	22.5%	22.6%
Second lien debt	5.4%	7.2%
Equity warrants	0.6%	0.9%
Other	0.4%	0.6%

	100.0%	100.0%

        The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of September 30, 2017 and December 31, 2016 (this information excludes the Other Portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	September 30, 2017	December 31, 2016
Southwest	26.4%	29.7%
Midwest	23.1%	23.0%
West	18.9%	16.1%
Northeast	15.1%	14.8%
Southeast	13.1%	13.1%
Canada	2.3%	1.7%
Other Non-United States	1.1%	1.6%

	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Fair Value:	September 30, 2017	December 31, 2016
Southwest	26.6%	31.0%
West	21.6%	18.3%
Midwest	21.4%	21.2%
Northeast	14.8%	13.9%
Southeast	12.5%	12.7%
Canada	2.0%	1.4%
Other Non-United States	1.1%	1.5%

	100.0%	100.0%

        Main Street's LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by industry at cost and fair value

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

as of September 30, 2017 and December 31, 2016 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	September 30, 2017	December 31, 2016
Energy Equipment & Services	6.9%	7.5%
Hotels, Restaurants & Leisure	6.6%	6.5%
Machinery	6.3%	5.6%
Construction & Engineering	6.1%	5.3%
Specialty Retail	5.2%	4.4%
Media	4.5%	5.7%
Commercial Services & Supplies	4.5%	5.0%
Electronic Equipment, Instruments & Components	4.2%	4.5%
Professional Services	3.6%	1.4%
Health Care Providers & Services	3.5%	3.0%
Diversified Telecommunication Services	3.1%	3.3%
Leisure Equipment & Products	3.1%	0.9%
IT Services	3.0%	3.9%
Diversified Consumer Services	2.9%	2.8%
Internet Software & Services	2.7%	3.6%
Computers & Peripherals	2.7%	2.2%
Software	2.2%	2.6%
Health Care Equipment & Supplies	2.0%	2.3%
Communications Equipment	2.0%	2.3%
Aerospace & Defense	2.0%	0.9%
Distributors	1.9%	1.1%
Diversified Financial Services	1.9%	2.3%
Food Products	1.9%	2.6%
Building Products	1.9%	2.1%
Oil, Gas & Consumable Fuels	1.8%	1.2%
Auto Components	1.6%	3.0%
Construction Materials	1.6%	0.7%
Internet & Catalog Retail	1.3%	0.7%
Road & Rail	1.0%	1.5%
Real Estate Management & Development	1.0%	0.7%
Air Freight & Logistics	1.0%	1.0%
Consumer Finance	0.7%	1.5%
Other(1)	5.3%	7.9%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Fair Value:	September 30, 2017	December 31, 2016
Machinery	7.4%	6.7%
Hotels, Restaurants & Leisure	6.5%	6.5%
Construction & Engineering	6.2%	5.6%
Diversified Consumer Services	6.2%	5.5%
Energy Equipment & Services	5.7%	5.8%
Specialty Retail	5.2%	4.6%
Commercial Services & Supplies	4.2%	5.0%
Media	4.1%	5.2%
Electronic Equipment, Instruments & Components	3.8%	3.9%
Professional Services	3.5%	1.3%
Health Care Providers & Services	3.3%	2.9%
IT Services	3.1%	3.7%
Computers & Peripherals	3.0%	2.3%
Leisure Equipment & Products	2.9%	0.9%
Diversified Telecommunication Services	2.7%	2.5%
Internet Software & Services	2.6%	3.5%
Software	2.2%	2.6%
Health Care Equipment & Supplies	2.1%	2.4%
Communications Equipment	2.0%	2.3%
Aerospace & Defense	1.9%	0.8%
Diversified Financial Services	1.8%	2.3%
Distributors	1.8%	1.1%
Food Products	1.8%	2.4%
Building Products	1.8%	1.9%
Construction Materials	1.8%	1.0%
Oil, Gas & Consumable Fuels	1.5%	1.1%
Auto Components	1.4%	2.9%
Air Freight & Logistics	1.2%	1.1%
Real Estate Management & Development	1.1%	0.7%
Internet & Catalog Retail	1.1%	0.6%
Road & Rail	1.0%	2.5%
Consumer Finance	0.6%	1.3%
Other(1)	4.5%	7.1%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

        At September 30, 2017 and December 31, 2016, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Unconsolidated Significant Subsidiaries

        In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, Main Street must determine which of its unconsolidated controlled portfolio companies, if any, are considered "significant subsidiaries." In evaluating these unconsolidated controlled portfolio companies, there are three tests utilized to determine if any of Main Street's Control Investments (as defined in Note A, including those unconsolidated portfolio companies defined as Control Investments in which Main Street does not own greater than 50% of the voting securities) are considered significant subsidiaries: the investment test, the asset test and the income test. Rule 3-09 of Regulation S-X, as interpreted by the SEC, requires Main Street to include separate audited financial statements of an unconsolidated majority-owned subsidiary (Control Investments in which Main Street owns greater than 50% of the voting securities) in an annual report if any of the three tests exceed 20% of Main Street's total investments at fair value, total assets or total income, respectively. Rule 4-08(g) of Regulation S-X requires summarized financial information of a Control Investment in an annual report if any of the three tests exceeds 10% of Main Street's annual total amounts and Rule 10-01(b)(1) of Regulation S-X requires summarized financial information in a quarterly report if any of the three tests exceeds 20% of Main Street's year-to-date total amounts.

        As of September 30, 2017 and December 31, 2016, Main Street had no single investment that represented greater than 20% of its total Investment Portfolio at fair value and no single investment whose total assets represented greater than 20% of its total assets. After performing the income test for the nine months ended September 30, 2017 and 2016, Main Street determined that the income from no single investment generated more than 20% of Main Street's total income.

NOTE D—EXTERNAL INVESTMENT MANAGER

        As discussed further in Note A.1., the External Investment Manager provides investment management and other services to External Parties. The External Investment Manager is accounted for as a portfolio investment of MSCC since the External Investment Manager conducts all of its investment management activities for External Parties.

        During May 2012, Main Street entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income, a non-listed BDC, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow it to own a registered investment adviser, Main Street assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on MSCC's ability to meet the source-of-income requirement necessary for it to maintain its RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. The External Investment Manager has conditionally agreed to waive a limited amount of the incentive fees otherwise earned. During the three months ended September 30, 2017 and 2016, the External Investment Manager earned $2.8 million and $2.5 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser. During the nine months ended September 30, 2017 and 2016, the External Investment Manager earned $8.1 million and $7.1 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser.

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
        The External Investment Manager is an indirect wholly owned subsidiary of MSCC through a Taxable Subsidiary and is a disregarded entity for tax purposes. The External Investment Manager has entered into a tax sharing agreement with its Taxable Subsidiary owner. Since the External Investment Manager is accounted for as a portfolio investment of MSCC and is not included as a consolidated subsidiary of MSCC in MSCC's consolidated financial statements, and as a result of the tax sharing agreement with its Taxable Subsidiary owner, for financial reporting purposes the External Investment Manager is treated as if it is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. Main Street owns the External Investment Manager through the Taxable Subsidiary to allow MSCC to continue to comply with the "source-income" requirements contained in the RIC tax provisions of the Code. The taxable income, or loss, of the External Investment Manager may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. As a result of the above described financial reporting and tax treatment, the External Investment Manager provides for any income tax expense, or benefit, and any tax assets or liabilities in its separate financial statements.

        Main Street shares employees with the External Investment Manager and allocates costs related to such shared employees to the External Investment Manager generally based on a combination of the direct time spent, new investment origination activity and assets under management, depending on the nature of the expense. For the three months ended September 30, 2017 and 2016, Main Street allocated $1.7 million and $1.2 million of total expenses, respectively, to the External Investment Manager. For the nine months ended September 30, 2017 and 2016, Main Street allocated $4.8 million and $3.7 million of total expenses, respectively, to the External Investment Manager. The total contribution of the External Investment Manager to Main Street's net investment income consists of the combination of the expenses allocated to the External Investment Manager and dividend income received from the External Investment Manager. For the three months ended September 30, 2017 and 2016, the total contribution to Main Street's net investment income was $2.4 million and $2.0 million, respectively. For the nine months ended September 30, 2017 and 2016, the total contribution to Main Street's net investment income was $6.9 million and $5.8 million, respectively. Summarized financial information from the separate financial statements of the External Investment Manager as of

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016 is as follows:

	As of September 30, 2017	As of December 31, 2016
	(dollars in thousands)
Cash	$—	$—
Accounts receivable—HMS Income	2,842	2,496

Total assets	$2,842	$2,496

Accounts payable to MSCC and its subsidiaries	$2,007	$1,635
Dividend payable to MSCC and its subsidiaries	712	719
Taxes payable	123	142
Equity	—	—

Total liabilities and equity	$2,842	$2,496

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
			(dollars in thousands)
Management fee income	$2,789	$2,471	$8,083	$7,058
Expenses allocated from MSCC or its subsidiaries: Salaries, share-based compensation and other personnel costs	(1,033)	(833)	(2,978)	(2,522)
Other G&A expenses	(631)	(391)	(1,838)	(1,217)

Total allocated expenses	(1,664)	(1,224)	(4,816)	(3,739)

Pre-tax income	1,125	1,247	3,267	3,319
Tax expense	(413)	(454)	(1,135)	(1,210)

Net income	$712	$793	$2,132	$2,109

NOTE E—SBIC DEBENTURES

        Due to each of the Funds' status as a licensed SBIC, Main Street has the ability to issue, through the Funds, debentures guaranteed by the SBA up to a maximum amount of $350.0 million through its three existing SBIC licenses. SBIC debentures payable were $274.8 million and $240.0 million at September 30, 2017 and December 31, 2016, respectively. SBIC debentures provide for interest to be paid semiannually, with principal due at the applicable 10-year maturity date of each debenture. During the nine months ended September 30, 2017, Main Street issued $60.0 million of SBIC debentures and opportunistically prepaid $25.2 million of existing SBIC debentures as part of an effort to manage the maturity dates of the oldest SBIC debentures, leaving $75.2 million of additional capacity under Main Street's SBIC licenses as of September 30, 2017. As a result of this prepayment, Main Street recognized a realized loss of $5.2 million due to the previously recognized gain recorded as a result of recording the MSC II debentures at fair value on the date of the acquisition of MSC II. The effect of the realized loss is offset by the reversal of all previously recognized unrealized depreciation due to fair

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

value adjustments since the date of the acquisition. Main Street expects to issue new SBIC debentures under the SBIC program in the future in an amount up to the regulatory maximum amount of $350.0 million for affiliated SBIC funds. The weighted-average annual interest rate on the SBIC debentures was 3.8% and 4.1% as of September 30, 2017 and December 31, 2016, respectively. The first principal maturity due under the existing SBIC debentures is in 2019 and the weighted-average remaining duration as of September 30, 2017 was approximately 5.8 years. For the three months ended September 30, 2017 and 2016, Main Street recognized interest expense attributable to the SBIC debentures of $2.7 million and $2.5 million, respectively. For the nine months ended September 30, 2017 and 2016, Main Street recognized interest expense attributable to the SBIC debentures of $7.7 million and $7.5 million, respectively. Main Street has incurred upfront leverage and other miscellaneous fees of approximately 3.4% of the debenture principal amount. In accordance with SBA regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA.

        As of September 30, 2017, the recorded value of the SBIC debentures was $269.3 million which consisted of (i) $49.4 million recorded at fair value or $0.6 million less than the $50.0 million par value of the SBIC debentures issued in MSC II, (ii) $149.8 million par value of SBIC debentures outstanding held in MSMF, with a recorded value of $147.4 million that was net of unamortized debt issuance costs of $2.4 million and (iii) $75.0 million par value of SBIC debentures outstanding held in MSC III with a recorded value of $72.6 million that was net of unamortized debt issuance costs of $2.4 million. As of September 30, 2017, if Main Street had adopted the fair value option under ASC 825 for all of its SBIC debentures, Main Street estimates the fair value of its SBIC debentures would be approximately $256.0 million or $18.8 million less than the $274.8 million par value of the SBIC debentures.

NOTE F—CREDIT FACILITY

        Main Street maintains the Credit Facility to provide additional liquidity to support its investment and operational activities. The Credit Facility was amended in September 2017 to increase total commitments to $585.0 million from a diversified group of fifteen lenders. The Credit Facility matures in September 2021 and contains an accordion feature which allows Main Street to increase the total commitments under the facility to up to $750.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

        Borrowings under the Credit Facility bear interest, subject to Main Street's election, on a per annum basis at a rate equal to the applicable LIBOR rate (1.23% as of September 30, 2017) plus (i) 1.875% (or the applicable base rate (Prime Rate of 4.25% as of September 30, 2017) plus 0.875%) as long as Main Street maintains an investment grade rating and meets certain agreed upon excess collateral and maximum leverage requirements, (ii) 2.0% (or the applicable base rate plus 1.0%) if Main Street maintains an investment grade rating but does not meet certain excess collateral and maximum leverage requirements or (iii) 2.25% (or the applicable base rate plus 1.25%) if Main Street does not maintain an investment grade rating. Main Street pays unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio of at least 1.5 to 1.0 and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2021, and

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval.

        At September 30, 2017, Main Street had $355.0 million in borrowings outstanding under the Credit Facility. As of September 30, 2017, if Main Street had adopted the fair value option under ASC 825 for its Credit Facility, Main Street estimates its fair value would approximate its recorded value. Main Street recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred issuance costs, of $3.1 million and $2.5 million for the three months ended September 30, 2017 and 2016, respectively, and $8.3 million and $6.7 million for the nine month periods ended September 30, 2017 and 2016, respectively. As of September 30, 2017, the interest rate on the Credit Facility was 3.1%. The average interest rate was 3.1% and 2.9% for the three and nine months ended September 30, 2017. As of September 30, 2017, Main Street was in compliance with all financial covenants of the Credit Facility.

NOTE G—NOTES

  6.125% Notes

        In April 2013, Main Street issued $92.0 million, including the underwriters full exercise of their option to purchase additional principal amounts to cover over-allotments, in aggregate principal amount of 6.125% Notes due 2023 (the "6.125% Notes"). The 6.125% Notes are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 6.125% Notes; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 6.125% Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at Main Street's option on or after April 1, 2018. The 6.125% Notes bear interest at a rate of 6.125% per year payable quarterly on January 1, April 1, July 1 and October 1 of each year. The total net proceeds to Main Street from the 6.125% Notes, after underwriting discounts and estimated offering expenses payable by Main Street, were approximately $89.0 million. Main Street has listed the 6.125% Notes on the New York Stock Exchange under the trading symbol "MSCA." Main Street may from time to time repurchase the 6.125% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of September 30, 2017, the outstanding balance of the 6.125% Notes was $90.7 million and the recorded value of $89.0 million was net of unamortized debt issuance costs of $1.7 million. As of September 30, 2017, if Main Street had adopted the fair value option under ASC 825 for the 6.125% Notes, Main Street estimates the fair value would be approximately $93.9 million. Main Street recognized interest expense related to the 6.125% Notes, including amortization of deferred issuance costs, of $1.5 million for each of the three months ended September 30, 2017 and 2016, and $4.4 million for each of the nine months ended September 30, 2017 and 2016.

        The indenture governing the 6.125% Notes (the "6.125% Notes Indenture") contains certain covenants, including covenants requiring Main Street's compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 6.125% Notes and the Trustee if Main Street ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

limitations and exceptions that are described in the 6.125% Notes Indenture. As of September 30, 2017, Main Street was in compliance with these covenants.

  4.50% Notes

        In November 2014, Main Street issued $175.0 million in aggregate principal amount of 4.50% unsecured notes due 2019 (the "4.50% Notes") at an issue price of 99.53%. The 4.50% Notes are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 4.50% Notes; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes mature on December 1, 2019, and may be redeemed in whole or in part at any time at Main Street's option subject to certain make-whole provisions. The 4.50% Notes bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. The total net proceeds from the 4.50% Notes, resulting from the issue price and after underwriting discounts and estimated offering expenses payable by us, were approximately $171.2 million. Main Street may from time to time repurchase the 4.50% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of September 30, 2017, the outstanding balance of the 4.50% Notes was $175.0 million and the recorded value of $173.4 million was net of unamortized debt issuance costs of $1.6 million. As of September 30, 2017, if Main Street had adopted the fair value option under ASC 825 for the 4.50% Notes, Main Street estimates its fair value would be approximately $176.7 million. Main Street recognized interest expense related to the 4.50% Notes, including amortization of unamortized deferred issuance costs, of $2.1 million for each of the three months ended September 30, 2017 and 2016, and $6.4 million for each of the nine months ended September 30, 2017 and 2016.

        The indenture governing the 4.50% Notes (the "4.50% Notes Indenture") contains certain covenants, including covenants requiring Main Street's compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 4.50% Notes and the Trustee if Main Street ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 4.50% Notes Indenture. As of September 30, 2017, Main Street was in compliance with these covenants.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE H—FINANCIAL HIGHLIGHTS

	Nine Months Ended September 30,
	2017	2016
Per Share Data:
NAV at the beginning of the period	$22.10	$21.24
Net investment income(1)	1.74	1.66
Net realized gain(1)(2)	0.40	0.65
Net change in net unrealized appreciation (depreciation)(1)(2)	0.02	(0.56)
Income tax benefit (provision)(1)(2)	(0.22)	0.01

Net increase in net assets resulting from operations(1)	1.94	1.76
Dividends paid from net investment income	(1.46)	(1.06)
Distributions from capital gains	(0.48)	(0.84)

Total dividends paid	(1.94)	(1.90)
Impact of the net change in monthly dividends declared prior to the end of the period and paid in the subsequent period	(0.01)	(0.01)
Accretive effect of stock offerings (issuing shares above NAV per share)	0.84	0.42
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.04	0.06
Other(3)	0.05	0.05

NAV at the end of the period	$23.02	$21.62

Market value at the end of the period	$39.75	$34.33
Shares outstanding at the end of the period	57,756,193	52,931,917

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

	Nine Months Ended September 30,
	2017	2016
	(dollars in thousands)
NAV at end of period	$1,329,666	$1,144,350
Average NAV	$1,264,457	$1,097,839
Average outstanding debt	$846,255	$792,966
Ratio of total expenses, including income tax expense, to average NAV(1)(2)	5.10%	4.11%
Ratio of operating expenses to average NAV(2)(3)	4.12%	4.20%
Ratio of operating expenses, excluding interest expense, to average NAV(2)(3)	2.00%	1.92%
Ratio of net investment income to average NAV(2)	7.74%	7.78%
Portfolio turnover ratio(2)	28.31%	18.11%
Total investment return(2)(4)	13.68%	25.35%
Total return based on change in NAV(2)(5)	9.09%	8.49%

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

(5)
Total return based on change in net asset value was calculated using the sum of ending net asset value plus dividends to stockholders and other non-operating changes during the period, as divided by the beginning net asset value. Non-operating changes include any items that affect net asset value other than the net increase in net assets resulting from operations, such as the effects of stock offerings, shares issued under the DRIP and equity incentive plans and other miscellaneous items.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE I—DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

        Main Street paid regular monthly dividends of $0.185 per share for each month of January through September 2017, totaling $31.5 million, or $0.555 per share, for the three months ended September 30, 2017, and $92.9 million, or $1.665 per share, for the nine months ended September 30, 2017. The third quarter 2017 regular monthly dividends represent a 2.8% increase from the regular monthly dividends paid for the third quarter of 2016. Additionally, Main Street paid a $0.275 per share semi-annual supplemental dividend, totaling $15.6 million, in June 2017 compared to $14.2 million, or $0.275 per share, paid in June 2016. The regular monthly dividends equaled a total of approximately $28.3 million, or $0.540 per share, for the three months ended September 30, 2016, and $83.1 million, or $1.620 per share, for the nine months ended September 30, 2016.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        Listed below is a reconciliation of "Net increase in net assets resulting from operations" to taxable income and to total distributions declared to common stockholders for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
	2017	2016
	(estimated, dollars in thousands)
Net increase in net assets resulting from operations	$109,180	$90,907
Book tax difference from share-based compensation expense	(3,352)	(708)
Net change in net unrealized (appreciation) depreciation	(1,050)	28,829
Income tax provision (benefit)	12,383	(1,018)
Pre-tax book loss not consolidated for tax purposes	1,386	16,771
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains (losses) and changes in estimates	2,711	(4,141)

Estimated taxable income(1)	121,258	130,640
Taxable income earned in prior year and carried forward for distribution in current year	42,362	29,683
Taxable income earned prior to period end and carried forward for distribution next period	(65,233)	(72,094)
Dividend payable as of period end and paid in the following period	10,934	9,783

Total distributions accrued or paid to common stockholders	$109,321	$98,012

(1)
Main Street's taxable income for each period is an estimate and will not be finally determined until the company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

        The Taxable Subsidiaries primarily hold certain portfolio investments for Main Street. The Taxable Subsidiaries permit Main Street to hold equity investments in portfolio companies which are "pass-through" entities for tax purposes and to continue to comply with the "source-income" requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are consolidated with Main Street for U.S. GAAP financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in Main Street's consolidated financial statements as portfolio investments and recorded at fair value. The Taxable Subsidiaries are not consolidated with MSCC for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities, as a result of their ownership of certain portfolio investments. The taxable income, or loss, of the Taxable Subsidiaries may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. The Taxable Subsidiaries are each taxed at their normal corporate tax rates based on their taxable income. The income tax expense, or benefit, if any, and the related tax assets and liabilities, of the Taxable Subsidiaries are reflected in Main Street's consolidated financial statements.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in Main Street's consolidated financial statements. For the three months ended September 30, 2017, Main Street recognized a net income tax provision of $4.6 million, principally consisting of a deferred tax provision of $3.8 million, which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in the loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book-tax differences, and a $0.8 million current tax expense, which is primarily related to a $0.5 million accrual for excise tax on Main Street's estimated undistributed taxable income and $0.3 million provision for current U.S. federal income and state taxes. For the nine months ended September 30, 2017, Main Street recognized a net income tax provision of $12.4 million, principally consisting of a deferred tax provision of $9.9 million, which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in the loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book-tax differences, and $2.5 million current tax expense, which is primarily related to a $1.6 million accrual for excise tax on Main Street's estimated undistributed taxable income and $0.9 million provision for current U.S. federal income and state taxes. For the three months ended September 30, 2016, Main Street recognized a net income tax benefit of $0.5 million, principally consisting of a deferred tax benefit of $1.4 million, which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in the loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences, partially offset by a $0.9 million current tax expense, which is primarily related to a $1.0 million accrual for excise tax on Main Street's estimated undistributed taxable income. For the nine months ended September 30, 2016, Main Street recognized a net income tax benefit of $1.0 million, principally consisting of a deferred tax benefit of $3.4 million, which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in the loss carryforwards, changes in net unrealized appreciation or depreciation and temporary book tax differences, partially offset by a $2.4 million current tax expense which is composed of a (i) $2.1 million accrual for excise tax on Main Street's estimated undistributed taxable income and (ii) $0.3 million of accruals for current U.S. federal income and state taxes.

        The net deferred tax liability at September 30, 2017 was $1.2 million compared to a net deferred tax asset of $9.1 million at December 31, 2016, primarily related to loss carryforwards, timing differences in net unrealized appreciation or depreciation and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. In addition, during the three months ended March 31, 2016, Main Street recorded a one-time $1.8 million increase to deferred tax assets for previously unrecognized excess tax benefits associated with share-based compensation due to the early adoption of the accounting standard ASU 2016-09 (See further discussion in Note B.8.). For the nine months ended September 30, 2017, the Taxable Subsidiaries utilized capital loss carryforwards totaling approximately $1.7 million. As of September 30, 2017, for U.S. federal income tax purposes, the Taxable Subsidiaries had a capital loss carryforward of $12.8 million which, if unused, will expire in taxable years 2020 and 2021. At September 30, 2017, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward which, if unused, will expire in various taxable years from 2029 through 2037. The timing and manner in which Main Street will utilize any loss carryforwards in any year, or in total, may be limited in the future under the provisions of the Code.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE J—COMMON STOCK

        During November 2015, Main Street commenced a program with certain selling agents through which it can sell shares of its common stock by means of at-the-market offerings from time to time (the "ATM Program"). During the nine months ended September 30, 2017, Main Street sold 3,119,247 shares of its common stock at a weighted-average price of $38.33 per share and raised $119.5 million of gross proceeds under the ATM Program. Net proceeds were $118.1 million after commissions to the selling agents on shares sold and offering costs. As of September 30, 2017, sales transactions representing 75,404 shares had not settled and are not included in shares issued and outstanding on the face of the consolidated balance sheet, but are included in the weighted-average shares outstanding in the consolidated statement of operations and in the shares used to calculate net asset value per share. As of September 30, 2017, there were 2,737,081 shares available for sale under the ATM Program.

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

        For the nine months ended September 30, 2017, $6.1 million of the total $108.4 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 158,301 newly issued shares. For the nine months ended September 30, 2016, $10.6 million of the total $97.3 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 339,544 newly issued shares. The shares disclosed above relate only to Main Street's DRIP and exclude any activity related to broker-managed dividend reinvestment plans.

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

        Main Street's Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2015 Equity and Incentive Plan (the "Equity and Incentive Plan"). These shares generally vest over a three-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street's Board of Directors under the Equity and Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of September 30, 2017.

Restricted stock authorized under the plan	3,000,000
Less net restricted stock granted during:
Year ended December 31, 2015	(900)
Year ended December 31, 2016	(260,514)
Nine months ended September 30, 2017	(223,868)

Restricted stock available for issuance as of September 30, 2017	2,514,718

        As of September 30, 2017, the following table summarizes the restricted stock issued to Main Street's non-employee directors and the remaining shares of restricted stock available for issuance pursuant to the Main Street Capital Corporation 2015 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election to the board and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period.

Restricted stock authorized under the plan	300,000
Less net restricted stock granted during:
Year ended December 31, 2015	(6,806)
Year ended December 31, 2016	(6,748)
Nine months ended September 30, 2017	(5,201)

Restricted stock available for issuance as of September 30, 2017	281,245

        For the three months ended September 30, 2017 and 2016, Main Street recognized total share-based compensation expense of $2.5 million and $2.1 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors, and, for the nine months ended September 30, 2017 and 2016, Main Street recognized total share-based compensation expense of $7.5 million and $6.0 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors.

        As of September 30, 2017, there was $13.3 million of total unrecognized compensation expense related to Main Street's non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 1.9 years as of September 30, 2017.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE M—COMMITMENTS AND CONTINGENCIES

        At September 30, 2017, Main Street had the following outstanding commitments (in thousands):

Amount
Investments with equity capital commitments that have not yet funded:
Congruent Credit Opportunities Funds
Congruent Credit Opportunities Fund II, LP	$8,488
Congruent Credit Opportunities Fund III, LP	12,131

$20,619
Encap Energy Fund Investments
EnCap Energy Capital Fund VIII, L.P.	$419
EnCap Energy Capital Fund IX, L.P.	708
EnCap Energy Capital Fund X, L.P.	4,611
EnCap Flatrock Midstream Fund II, L.P.	7,443
EnCap Flatrock Midstream Fund III, L.P.	4,183

$17,364
Brightwood Capital Fund Investments
Brightwood Capital Fund III, LP	$3,000
Brightwood Capital Fund IV, LP	4,500

$7,500
Freeport Fund Investments
Freeport First Lien Loan Fund III LP	$4,941
Freeport Financial SBIC Fund LP	1,375

$6,316
EIG Fund Investments	$4,780
HPEP 3, L.P.	$4,057
LKCM Headwater Investments I, L.P.	$2,500
Copper Trail Energy Fund I, LP	$2,500
Dos Rios Partners
Dos Rios Partners, LP	$1,594
Dos Rios Partners—A, LP	506

$2,100
I-45 SLF LLC	$800
Access Media Holdings, LLC	$779

Total equity commitments	$69,315

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Amount
Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:
Wireless Vision Holdings, LLC	$8,289
Minute Key, Inc.	8,000
PT Network, LLC	7,300
NNE Partners, LLC	7,000
Resolute Industrial, LLC	5,750
Charps, LLC	4,000
Hojeij Branded Foods, LLC	3,590
CDHA Management, LLC	3,373
Strike, LLC	2,000
Boccella Precast Products LLC	2,000
CST Industries Inc.	1,987
Felix Investments Holdings II	1,667
Hawk Ridge Systems, LLC	1,600
Meisler Operating LLC	1,600
Aethon United BR LP	1,563
IDX Broker, LLC	1,500
Lamb Ventures, LLC	1,500
Messenger, LLC	1,417
TGP Holdings III LLC	1,255
Gamber-Johnson Holdings, LLC	1,200
NuStep, LLC	1,200
Subsea Global Solutions, LLC	1,114
Market Force Information, LLC	1,088
LaMi Products, LLC	1,030
CTVSH, PLLC	800
Apex Linen Service, Inc.	800
Mystic Logistics Holdings, LLC	800
Pardus Oil and Gas, LLC	663
NRI Clinical Research, LLC	600
PPC/SHIFT LLC	500
UniTek Global Services, Inc.	483
Grace Hill, LLC	444
Clad-Rex Steel, LLC	400
Gulf Publishing Holdings, LLC	320
Arcus Hunting LLC	240
OnAsset Intelligence, Inc.	224
Permian Holdco 2, Inc.	116
BigName Commerce, LLC	101
Jensen Jewelers of Idaho, LLC	50

Total loan commitments	$77,564

Total commitments	$146,879

        Main Street will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facility). Main Street follows a

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. The Company had total unrealized depreciation of $0.1 million on the outstanding unfunded commitments as of September 30, 2017.

        Main Street has an operating lease for its office space in Houston, Texas. Total rent expense incurred by Main Street for the three months ended September 30, 2017 and 2016 was $0.2 million and $0.1 million, respectively. Total rent expense incurred by Main Street for each of the nine months ended September 30, 2017 and 2016 was $0.5 million and $0.4 million, respectively.

        The following table shows future minimum payments under Main Street's operating lease as of September 30, 2017:

For the Years Ended December 31,	Amount
2017	$—
2018	373
2019	749
2020	763
2021	777
Thereafter	5,031

Total	$7,693

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

NOTE N—RELATED PARTY TRANSACTIONS

        As discussed further in Note D, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of Main Street's Investment Portfolio. At September 30, 2017, Main Street had a receivable of approximately $2.7 million due from the External Investment Manager which included (i) approximately $2.0 million related primarily to operating expenses incurred by MSCC or its subsidiaries required to support the External Investment Manager's business and due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion in Note D) and (ii) approximately $0.7 million of dividends declared but not paid by the External Investment Manager.

        In November 2015, Main Street's Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the "2015 Deferred Compensation Plan"). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the "2013 Deferred Compensation Plan"). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors' fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of September 30, 2017, $3.8 million of compensation and directors' fees had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $2.4 million was deferred into phantom Main Street stock units, representing 72,228 shares of Main Street's common stock. Including phantom stock units issued through dividend reinvestment, the phantom stock units outstanding as of September 30, 2017 represented 84,963 shares of Main Street's common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the consolidated statements of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but are included in operating expenses and weighted-average shares outstanding in Main Street's consolidated statements of operations as earned.

NOTE O—SUBSEQUENT EVENTS

        In October 2017, Main Street declared a semi-annual supplemental cash dividend of $0.275 per share payable in December 2017. This supplemental cash dividend is in addition to the previously announced regular monthly cash dividends that Main Street declared for the fourth quarter of 2017 of $0.190 per share for each of October, November and December 2017.

        In October 2017, Main Street declared regular monthly dividends of $0.190 per share for each month of January, February and March of 2018. These regular monthly dividends equal a total of $0.570 per share for the first quarter of 2018 and represent a 2.7% increase from the regular monthly dividends declared for the first quarter of 2017. Including the semi-annual supplemental dividend declared for December 2017 and the regular monthly dividends declared for the fourth quarter of 2017 and first quarter of 2018, Main Street will have paid $21.960 per share in cumulative dividends since its October 2007 initial public offering.

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments In and Advances to Affiliates
September 30, 2017
(dollars in thousands)

Company	Investment(1)	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2016 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2017 Fair Value
Majority-owned investments
Café Brazil, LLC	Member Units	$—	$(650)	$127	$6,040	$—	$650	$5,390

Clad-Rex Steel, LLC	LIBOR Plus 9.50% (Floor 1.00)	—	121	1,163	14,337	143	800	13,680
	Member Units	—	1,240	311	7,280	1,240	—	8,520
	10% Secured Debt	—	—	89	1,190	—	13	1,177
	Member Units	—	—	—	210	—	—	210

CMS Minerals Investments	Preferred Member Units	1,405	(1,578)	96	3,682	—	3,682	—
	Member Units	—	(461)	185	3,381	—	799	2,582

Gamber-Johnson Holdings, LLC	LIBOR Plus 11.00% (Floor 1.00%)	—	200	2,235	23,846	235	401	23,680
	Member Units	—	4,040	353	18,920	4,040	—	22,960

GRT Rubber Technologies LLC	LIBOR Plus 9.00% (Floor 1.00%)	—	(25)	996	13,274	25	1,269	12,030
	Member Units	—	370	584	20,310	370	—	20,680

Harborside Holdings, LLC	Member Units	—	3,194	—	—	9,400	—	9,400

Hydratec, Inc.	Common Stock	—	(160)	1,343	15,640	—	160	15,480

IDX Broker, LLC	11.5% Secured Debt	—	(19)	971	10,950	19	919	10,050
	Member Units	—	1,960	136	7,040	1,960	—	9,000

Jensen Jewelers of Idaho, LLC	Prime Plus 6.75% (Floor 2.00%)	—	(16)	331	4,055	516	466	4,105
	Member Units	—	—	127	4,460	—	—	4,460

Lamb Ventures, LLC	11% Secured Debt	—	—	709	7,657	2,795	428	10,024
	Preferred Equity	—	—	—	400	—	—	400
	Member Units	—	440	40	5,990	440	—	6,430
	9.5% Secured Debt	—	4	54	1,170	432	1,170	432
	Member Units	—	(820)	850	1,340	—	820	520

Lighting Unlimited, LLC	8% Secured Debt	—	—	29	1,514	—	1,514	—
	Preferred Equity	(434)	24	—	410	24	434	—
	Warrants	(54)	54	—	—	54	54	—
	Member Units	(100)	100	—	—	100	100	—

Mid-Columbia Lumber	10% Secured Debt	—	—	133	1,750	—	—	1,750
Products, LLC	12% Secured Debt	—	—	355	3,900	—	—	3,900
	Member Units	—	(1,500)	5	2,480	—	1,500	980
	9.5% Secured Debt	—	—	59	836	—	34	802
	Member Units	—	150	43	600	690	—	1,290

MSC Adviser I, LLC	Member Units	—	8,687	2,132	30,617	8,687	—	39,304

Mystic Logistics Holdings, LLC	12% Secured Debt	—	(42)	824	9,176	42	1,450	7,768
	Common Stock	—	810	—	5,780	810	—	6,590

NRP Jones, LLC	8% Current/4% PIK Secured Debt	—	—	1,302	13,915	1,122	—	15,037
	Warrants	—	687	—	130	687	817	—
	Member Units	—	33	—	410	850	—	1,260

PPL RVs, Inc.	LIBOR Plus 7.00% (Floor 0.50%)	—	135	1,123	17,826	174	1,900	16,100
	Common Stock	—	—	100	11,780	—	—	11,780

Principle Environmental, LLC	Zero Coupon Secured Debt	—	—	738	7,438	—	103	7,335
	Preferred Member Units	(63)	2,913	—	5,370	2,913	63	8,220
	Warrants	—	150	—	270	150	—	420

Quality Lease Service, LLC	8% PIK Secured Debt	—	(391)	273	7,068	273	391	6,950
	Member Units	—	—	—	3,188	1,650	—	4,838

The MPI Group, LLC	9% Secured Debt	—	(303)	201	2,922	1	304	2,619
	Series A Preferred Units	—	—	—	—	—	—	—
	Warrants	—	—	—	—	—	—	—
	Member Units	—	90	92	2,300	90	—	2,390

Uvalco Supply, LLC	9% Secured Debt	—	—	45	872	—	398	474
	Member Units	69	(69)	146	4,640	—	333	4,307

Vision Interests, Inc.	13% Secured Debt	—	—	285	2,814	—	20	2,794
	Series A Preferred Stock	—	—	—	3,000	—	—	3,000
	Common Stock	—	—	—	—	—	—	—

Company	Investment(1)	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2016 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2017 Fair Value
Ziegler's NYPD, LLC	6.5% Secured Debt	—	—	51	994	1	—	995
	12% Secured Debt	—	—	27	300	—	—	300
	14% Secured Debt	—	—	292	2,750	—	—	2,750
	Warrants	—	(50)	—	240	—	50	190
	Preferred Member Units	—	(700)	—	4,100	—	700	3,400

Other controlled investments
Access Media Holdings, LLC	5% Current/5% PIK Secured Debt	—	(1,125)	1,768	19,700	865	1,125	19,440
	Preferred Member Units	—	(1,280)	—	240	1,191	1,281	150
	Member Units	—	—	—	—	—	—	—

Ameritech College	13% Secured Debt	—	—	96	1,003	—	1,003	—
Operations, LLC	13% Secured Debt	—	—	285	3,025	—	3,025	—
	Preferred Member Units	(3,321)	—	198	2,291	3,900	6,191	—

ASC Interests, LLC	11% Secured Debt	—	(8)	164	2,100	8	183	1,925
	Member Units	—	(860)	—	2,680	—	860	1,820

Bond-Coat, Inc.	12% Secured Debt	—	(29)	1,085	11,596	29	29	11,596
	Common Stock	—	1,770	—	6,660	1,770	—	8,430

CBT Nuggets, LLC	Member Units	—	16,370	5,155	55,480	16,370	—	71,850

Charps, LLC	12% Secured Debt	—	—	1,794	—	19,017	800	18,217
	Preferred Member Units	—	—	—	—	400	—	400

Copper Trail Energy Fund I, LP	Member Units	—	—	—	—	2,500	—	2,500

Datacom, LLC	8% Secured Debt	—	—	72	900	720	270	1,350
	5.25% Current / 5.25% PIK Secured Debt	—	(116)	963	11,049	437	116	11,370
	Class A Preferred Member Units	—	(8)	—	1,368	—	8	1,360
	Class B Preferred Member Units	—	(1,529)	—	1,529	—	1,529	—

Garreco, LLC	LIBOR Plus 10.00% (Floor 1.00%)	—	—	534	5,219	985	526	5,678
	Member Units	—	680	—	1,150	680	—	1,830

Gulf Manufacturing, LLC	9% PIK Secured Debt	—	—	51	777	—	777	—
	Member Units	—	1,910	281	8,770	1,910	—	10,680

Gulf Publishing Holdings, LLC	LIBOR Plus 9.50% (Floor 1.00%)	—	—	2	—	80	—	80
	12% Secured Debt	—	—	1,142	9,911	2,786	—	12,697
	Member Units	—	649	40	3,124	1,206	—	4,330

Harrison Hydra-Gen, Ltd.	Common Stock	—	(320)	—	3,120	—	320	2,800

Hawthorne Customs and	Member Units	(159)	309	—	280	309	589	—
Dispatch Services, LLC	Member Units	632	(825)	127	2,040	—	2,040	—

HW Temps LLC	LIBOR Plus 13.00% (Floor 1.00%)	—	—	1,095	10,500	13	600	9,913
	Preferred Member Units	—	—	105	3,940	—	—	3,940

Indianapolis Aviation	15% Secured Debt	—	—	292	3,100	—	3,100	—
Partners, LLC	Warrants	2,385	(1,520)	—	2,649	—	2,649	—

KBK Industries, LLC	10% Secured Debt	—	—	81	1,250	100	600	750
	12.5% Secured Debt	—	—	571	5,889	11	—	5,900
	Member Units	—	837	75	2,780	1,280	—	4,060

Marine Shelters Holdings, LLC	12% PIK Secured Debt	—	(2,551)	—	9,387	—	9,387	—
	Preferred Member Units	(101)	—	—	—	100	100	—

Market Force Information, LLC	LIBOR Plus 7.00% (Floor 1.00%)	—	—	9	—	512	—	512
	LIBOR Plus 11.00% (Floor 1.00%)	—	—	767	—	23,293	—	23,293
	Member Units	—	—	—	—	14,700	—	14,700

MH Corbin Holding LLC	10% Secured Debt	—	—	1,003	13,197	21	524	12,694
	Preferred Member Units	—	—	105	6,000	—	—	6,000

NAPCO Precast, LLC	LIBOR Plus 8.50%	—	—	621	—	11,433	—	11,433
	Prime Plus 2.00% (Floor 7.00%)	—	(20)	122	2,713	20	2,733	—
	18% Secured Debt	—	(30)	327	3,952	31	3,983	—
	Member Units	—	(90)	264	10,920	—	90	10,830

NRI Clinical Research, LLC	LIBOR Plus 6.50% (Floor 1.50%)	—	—	27	200	200	—	400
	14% Secured Debt	—	(33)	508	4,261	34	90	4,205
	Warrants	—	(180)	—	680	—	180	500
	Member Units	—	38	—	2,462	360	322	2,500

NuStep, LLC	12% Secured Debt	—	—	2,003	—	20,411	—	20,411
	Preferred Member Units	—	—	—	—	10,200	—	10,200

OMi Holdings, Inc.	Common Stock	—	(340)	672	13,080	—	340	12,740

Pegasus Research Group, LLC	Member Units	—	730	207	8,620	730	—	9,350

River Aggregates, LLC	Zero Coupon Secured Debt	—	—	59	627	59	—	686
	Member Units	—	(190)	—	4,600	—	190	4,410
	Member Units	—	—	—	2,510	—	—	2,510

SoftTouch Medical	LIBOR Plus 9.00% (Floor 1.00%)	—	(11)	557	7,140	11	11	7,140
Holdings LLC	Member Units	—	370	758	9,170	370	—	9,540

Company	Investment(1)	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2016 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2017 Fair Value
Other
Amounts related to investments transferred to or from other 1940 Act classification during the period		—	—	(220)	(9,919)	—	—	—

		$259	$31,216	$42,720	$594,282	$178,985	$67,313	$715,873

Affiliate Investments
AFG Capital Group, LLC	Warrants	$—	$80	$—	$670	$80	$—	$750
	Member Units	—	380	26	2,750	380	—	3,130

Barfly Ventures, LLC	12% Secured Debt	—	154	734	5,827	2,862	—	8,689
	Options	—	290	—	490	290	—	780
	Warrants	—	160	—	280	160	—	440

BBB Tank Services, LLC	LIBOR Plus 9.50% (Floor 1.00%)	—	—	65	797	—	—	797
	15% Secured Debt	—	—	463	3,991	4	—	3,995
	Member Units	—	(220)	—	800	—	220	580

Boccella Precast Products LLC	LIBOR Plus 10.0% (Floor 1.00%)	—	—	718	—	16,223	—	16,223
	Member Units	—	—	7	—	2,160	—	2,160

Boss Industries, LLC	Preferred Member Units	—	786	266	2,800	930	—	3,730

Bridge Capital Solutions	13% Secured Debt	—	—	939	5,610	200	—	5,810
Corporation	Warrants	—	—	—	3,370	—	—	3,370
	13% Secured Debt	—	(1)	100	1,000	1	1	1,000
	Preferred Member Units	—	—	75	1,000	—	—	1,000

Buca C, LLC	LIBOR Plus 7.25% (Floor 1.00%)	—	(167)	1,420	22,671	40	1,633	21,078
	Preferred Member Units	—	(728)	177	4,660	177	727	4,110

CAI Software LLC	12% Secured Debt	—	(6)	326	3,683	6	206	3,483
	Member Units	—	560	59	2,480	560	—	3,040

CapFusion, LLC	13% Secured Debt	—	(3,582)	1,401	13,202	138	6,662	6,678
	Warrants	—	(1,200)	—	1,200	—	1,200	—

Chandler Signs Holdings, LLC	12% Secured Debt	—	(5)	415	4,500	5	5	4,500
	Class A Units	—	(590)	63	3,240	—	590	2,650

Condit Exhibits, LLC	Member Units	—	—	61	1,840	—	—	1,840

Congruent Credit Opportunities	LP Interests (Fund II)	—	(3)	2	1,518	—	3	1,515
Funds	LP Interests (Fund III)	—	418	1,144	16,181	2,533	—	18,714

Daseke, Inc.	12% Current / 2.5% PIK Secured Debt	—	(167)	676	21,799	255	22,054	—
	Common Stock	22,859	(18,849)	—	24,063	—	24,063	—

Dos Rios Partners	LP Interests (Dos Rios Partners, LP)	—	1,502	—	4,925	1,502	—	6,427
	LP Interests (Dos Rios Partners—A, LP)	—	445	—	1,444	445	—	1,889

Dos Rios Stone Products LLC	Class A Units	—	(200)	—	2,070	—	200	1,870

East Teak Fine Hardwoods, Inc.	Common Stock	—	(230)	50	860	—	230	630

East West Copolymer &	12% Current/2% PIK Secured Debt	—	(2,665)	—	8,630	—	8,630	—
Rubber, LLC	Warrants	—	—	—	—	—	—	—

EIG Fund Investments	LP Interests (EIG Global Private Debt fund-A, L.P.)	71	(48)	90	2,804	352	2,909	247
	LP Interests (EIG Traverse Co-Investment, L.P.)	—	(100)	1,534	9,905	—	9,905	—

Freeport Financial Fund Investments	LP Interests (Freeport Financial SBIC Fund LP)	—	(101)	306	5,620	—	101	5,519
	LP Interests (Freeport First Lien Loan Fund III LP)	—	(52)	503	4,763	2,796	52	7,507

Gault Financial, LLC (RMB	10.5% Current Secured Debt	—	1,016	976	11,079	1,017	454	11,642
Capital, LLC)	Warrants	—	—	—	—	—	—	—

Glowpoint, Inc.	12% Secured Debt	(6,450)	4,951	685	3,997	5,003	9,000	—
	Common Stock	(3,974)	1,878	—	2,080	1,878	3,958	—

Guerdon Modular	13% Secured Debt	—	—	1,084	10,594	28	—	10,622
Holdings, Inc.	Preferred Stock	—	(190)	—	1,140	—	190	950
	Common Stock	—	(80)	—	80	—	80	—

HPEP 3, L.P.	LP Interests (HPEP 3, L.P.)	—	—	—	—	943	—	943
	LP Interests (2717 MH, L.P.)	—	—	—	—	400	—	400

Hawk Ridge Systems, LLC	10% Secured Debt	—	—	774	9,901	16	500	9,417
	Preferred Member Units	—	380	265	2,850	380	—	3,230
	Preferred Member Units	—	20	6	150	20	—	170

Houston Plating and	8% Unsecured Convertible Debt	—	80	104	—	3,080	—	3,080
Coatings, LLC	Member Units	—	810	4	4,000	1,560	—	5,560

Company	Investment(1)	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2016 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2017 Fair Value
I-45 SLF LLC	Member Units	—	311	2,148	14,586	2,311	—	16,897

Indianhead Pipeline	12% Secured Debt	—	—	947	5,079	563	5,642	—
Services, LLC	Preferred Member Units	—	(338)	514	2,677	514	3,191	—
	Warrants	134	459	—	—	459	459	—
	Member Units	272	1	—	—	1	1	—

L.F. Manufacturing Holdings, LLC	Member Units	—	470	—	1,380	470	—	1,850

Meisler Operating LLC	LIBOR Plus 8.50% (Floor 1.00%)	—	—	818	—	16,626	—	16,626
	Member Units	—	—	—	—	3,200	—	3,200

OnAsset Intelligence, Inc.	12% PIK Secured Debt	(28)	—	424	4,519	424	—	4,943
	10% PIK Secured Debt	—	—	1	—	47	—	47
	Preferred Stock	—	—	—	—	—	—	—
	Warrants	—	—	—	—	—	—	—

OPI International Ltd.	10% Unsecured Debt	(86)	(473)	16	473	—	473	—
	Common Stock	—	(1,600)	—	1,600	—	1,600	—

PCI Holding Company, Inc.	12% Secured Debt	—	(102)	1,522	13,000	333	427	12,906
	Preferred Stock	—	(1,368)	548	5,370	548	1,368	4,550
	Preferred Stock	—	870	—	—	2,610	—	2,610

Rocaceia, LLC (Quality Lease	12% Secured Debt	—	—	—	250	—	—	250
and Rental Holdings, LLC)	Preferred Member Units	—	—	—	—	—	—	—

Tin Roof Acquisition Company	12% Secured Debt	—	—	1,248	13,385	49	501	12,933
	Class C Preferred Stock	—	—	213	2,738	213	—	2,951

UniTek Global Services, Inc.	LIBOR Plus 8.50% (Floor 1.00%)	—	(4)	507	5,021	3,518	4	8,535
	LIBOR Plus 8.50% (Floor 1.00%)	—	—	33	824	3	690	137
	15% PIK Unsecured Debt	—	—	94	745	88	—	833
	Preferred Stock	—	(632)	1,302	6,410	1,302	632	7,080
	Preferred Stock	—	(5)	207	—	2,725	5	2,720
	Common Stock	—	(690)	—	3,010	—	690	2,320

Universal Wellhead Services	Preferred Member Units	—	80	—	720	80	—	800
Holdings, LLC	Member Units	—	620	—	610	620	—	1,230

Valley Healthcare Group, LLC	LIBOR Plus 12.50% (Floor 0.50%)	—	—	1,306	12,844	25	1,110	11,759
	Preferred Member Units	—	—	—	1,600	—	—	1,600

Volusion, LLC	11.5% Secured Debt	—	—	2,015	15,298	517	766	15,049
	Preferred Member Units	—	—	—	14,000	—	—	14,000
	Warrants	—	(337)	—	2,576	—	336	2,240

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period		122	—	220	9,919	—	—	—

		$12,920	$(18,012)	$29,601	$375,948	$83,670	$111,468	$338,231

Total Non-Control/Non-Affiliate investments		$14,663	$(17,562)	$77,623

Total Portfolio Investments		$27,842	$(4,358)	$149,944

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

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments In and Advances to Affiliates
September 30, 2016
(dollars in thousands)
(Unaudited)

Company	Investment(1)	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2015 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2016 Fair Value
Control Investments
Majority-owned investments
Café Brazil, LLC	Member Units	$—	$(760)	$416	7,330	$—	$760	$6,570
CMS Minerals LLC	Member Units	—	(62)	101	—	4,083	190	3,893
	Preferred Member Units	—	(2,783)	1,172	6,914	—	3,543	3,371

Gamber-Johnson	LIBOR Plus 11.00% (Floor 1.00%)	—	—	884	—	19,798	—	19,798
Holdings, LLC	Member Units	—	—	354	—	12,124	—	12,124

GRT Rubber	LIBOR Plus 9.00% (Floor 1.00%)	—	94	1,118	15,988	134	2,638	13,484
Technologies LLC	Member Units	—	2,450	335	15,580	2,450	—	18,030

Hydratec, Inc.	Common Stock	—	810	1,270	14,950	810	—	15,760

IDX Broker, LLC	12.5% Secured Debt	—	(16)	1,099	11,350	16	116	11,250
	Member Units	—	250	68	6,440	250	—	6,690

Jensen Jewelers of	Prime Plus 6.75% (Floor 2.00%)	—	(22)	359	4,055	522	372	4,205
Idaho, LLC	Member Units	—	(100)	159	4,750	—	100	4,650

Lamb's Venture, LLC	LIBOR Plus 5.75%	—	1	7	—	352	213	139
	11% Secured Debt	—	—	653	7,962	—	227	7,735
	Preferred Equity	—	—	—	328	72	—	400
	Member Units	—	1,190	50	4,690	1,190	—	5,880
	9.5% Secured Debt	—	—	65	919	—	37	882
	Member Units	—	380	45	1,240	380	—	1,620

Lighting Unlimited, LLC	8% Secured Debt	—	—	92	1,514	—	—	1,514
	Preferred Equity	—	—	—	430	—	—	430
	Warrants	—	(30)	—	40	—	30	10
	Member Units	—	(270)	(81)	350	—	270	80

Mid-Columbia Lumber	10% Secured Debt	—	—	133	1,750	—	—	1,750
Products, LLC	12% Secured Debt	—	—	356	3,900	—	—	3,900
	Member Units	—	(280)	4	2,580	—	280	2,300
	9.5% Secured Debt	—	—	62	881	—	34	847
	Member Units	—	50	16	550	50	—	600

MSC Adviser I, LLC	Member Units	—	2,861	2,110	27,272	2,861	—	30,133

Mystic Logistics	12% Secured Debt	—	(33)	892	9,448	32	304	9,176
Holdings, LLC	Common Stock	—	(820)	—	5,970	—	820	5,150

NRP Jones, LLC	6% Current / 6% PIK Secured Debt	—	—	1,426	12,948	683	—	13,631
	Warrants	—	(320)	—	450	—	320	130
	Member Units	—	(1,070)	—	1,480	—	1,070	410

PPL RVs, Inc.	11.1% Secured Debt	—	—	820	9,710	—	—	9,710
	Common Stock	—	2,010	261	9,770	2,010	—	11,780

Principle	12% Secured Debt	—	(21)	392	4,060	21	21	4,060
Environmental, LLC	12% Current / 2% PIK Secured Debt	—	(1)	354	3,310	52	1	3,361
	Preferred Member Units	—	(1,460)	—	6,060	—	1,460	4,600
	Warrants	—	(290)	—	310	—	290	20

Quality Lease Service, LLC	8% PIK Secured Debt	—	—	392	6,538	391	—	6,929
	Member Units	—	—	—	2,638	250	—	2,888

Southern RV, LLC	13% Secured Debt	—	(104)	157	11,400	104	11,504	—
	Member Units	13,918	(13,420)	957	15,100	—	15,100	—
	13% Secured Debt	440	(30)	45	3,250	30	3,280	—
	Member Units	—	(720)	—	1,200	—	1,200	—

The MPI Group, LLC	9% Secured Debt	—	—	202	2,921	1	—	2,922
	Series A Preferred Units	—	(330)	—	690	—	330	360
	Warrants	—	—	—	—	—	—	—
	Member Units	—	70	95	2,230	70	—	2,300

Travis Acquisition LLC	12% Secured Debt	—	(43)	340	3,513	43	3,556	—
	Member Units	17,862	(7,380)	2,812	14,480	—	14,480	—

Uvalco Supply, LLC	9% Secured Debt	—	—	77	1,314	—	328	986
	Member Units	—	(600)	140	5,460	—	600	4,860

Company	Investment(1)	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2015 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2016 Fair Value
Vision Interests, Inc.	13% Secured Debt	—	—	312	3,052	15	182	2,885
	Series A Preferred Stock	—	(180)	—	3,550	—	180	3,370
	Common Stock	—	(70)	—	210	—	70	140

Ziegler's NYPD, LLC	6.5% Secured Debt	—	—	51	992	1	—	993
	12% Secured Debt	—	—	37	500	—	200	300
	14% Secured Debt	—	—	293	2,750	—	—	2,750
	Warrants	—	170	—	50	170	—	220
	Preferred Member Units	—	300	—	3,400	300	—	3,700

Other controlled investments
Access Media Holdings, LLC	5.00% Current / 5.00% PIK Secured
	Debt	—	(1,486)	1,689	20,380	826	1,486	19,720
	Preferred Member Units	—	(3,482)	—	2,000	1,732	3,482	250
	Member Units	—	—	—	—	—	—	—

AmeriTech College, LLC	10% Secured Debt	—	—	76	1,003	1	—	1,004
	10% Secured Debt	—	—	230	3,025	—	—	3,025
	Preferred Member Units	—	—	86	2,291	—	—	2,291

ASC Interests, LLC	11% Secured Debt	—	(10)	205	2,500	10	260	2,250
	Member Units	—	450	65	2,230	450	—	2,680

Bond-Coat, Inc.	12% Secured Debt	—	(26)	1,085	11,596	17	17	11,596
	Common Stock	—	(4,050)	—	9,140	—	4,050	5,090

CBT Nuggets, LLC	Member Units	—	10,680	6,225	42,120	10,680	—	52,800

Datacom, LLC	8% Secured Debt	—	—	33	—	900	—	900
	5.25% Current / 5.25% PIK Secured
	Debt	—	(450)	878	10,970	369	451	10,888
	Class A Preferred Member Units	—	138	—	1,181	137	—	1,318
	Class B Preferred Member Units	—	(3,310)	—	5,079	—	3,310	1,769

Garreco, LLC	14% Secured Debt	—	—	636	5,739	22	250	5,511
	Member Units	—	(120)	5	1,270	—	120	1,150

Gulf Manufacturing, LLC	9% PIK Secured Debt	—	—	53	777	—	—	777
	Member Units	—	(5,000)	—	13,770	—	5,000	8,770

Gulf Publishing	12.5% Secured Debt	—	—	645	—	9,907	—	9,907
Holdings, LLC	Member Units	—	—	62	—	3,124	—	3,124

Harrison Hydra-Gen, Ltd.	9% Secured Debt	—	—	9	5,010	—	5,010	—
	Preferred Stock	—	—	2	1,361	2	1,363	—
	Common Stock	—	740	137	2,600	740	—	3,340

Hawthorne Customs and	Member Units	—	(180)	—	460	—	180	280
Dispatch Services, LLC	Member Units	—	(180)	141	2,220	—	180	2,040

HW Temps LLC	LIBOR Plus 9.50% (Floor 1.00%)	—	—	814	9,884	412	—	10,296
	Preferred Member Units	—	418	354	3,942	418	—	4,360

Indianapolis Aviation	15% Secured Debt	—	(5)	417	3,100	5	5	3,100
Partners, LLC	Warrants	—	109	—	2,540	109	—	2,649

Marine Shelters
Holdings, LLC (LoneStar	12% PIK Secured Debt	—	(430)	886	8,870	939	430	9,379
Marine Shelters)	Preferred Member Units	—	(3,975)	—	4,881	—	3,975	906

MH Corbin Holding LLC	10% Secured Debt	—	—	1,062	13,869	21	525	13,365
	Preferred Member Units	—	—	105	6,000	—	—	6,000

NAPCO Precast, LLC	Prime Plus 2.00% (Floor 7.00%)	—	22	219	4,005	—	1,292	2,713
	18% Secured Debt	—	31	609	4,924	—	972	3,952
	Member Units	—	2,080	645	8,590	2,080	—	10,670

NRI Clinical Research, LLC	14% Secured Debt	—	46	519	4,539	79	108	4,510
	Warrants	—	310	—	340	310	—	650
	Member Units	—	979	—	1,342	979	—	2,321

OMi Holdings, Inc.	Common Stock	—	750	—	13,640	750	—	14,390

Pegasus Research Group, LLC (Televerde)	Member Units	—	1,780	339	6,840	1,780	—	8,620

River Aggregates, LLC	Zero Coupon Secured Debt	—	—	52	556	53	—	609
	Member Units	—	770	345	3,830	770	—	4,600
	Member Units	—	150	—	2,360	150	—	2,510

SoftTouch Medical	LIBOR Plus 9.00% (Floor 1.00%)	—	48	606	8,010	65	850	7,225
Holdings LLC	Member Units	—	2,959	262	5,710	2,960	—	8,670

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period		—	—	—	—	—	—	—

		$32,220	$(20,823)	$40,398	555,011	$90,062	$97,422	$547,651

Company	Investment(1)	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fee or Dividends Credited to Income(2)	December 31, 2015 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2016 Fair Value
Affiliate Investments
AFG Capital Group, LLC	11% Secured Debt	$—	$(179)	$1,313	$12,790	$349	$13,139	$—
	Warrants	—	130	—	490	130	—	620
	Member Units	—	510	—	2,020	510	—	2,530

Barfly Ventures, LLC	12% Secured Debt	—	(94)	862	4,042	1,813	94	5,761
	Options	—	23	—	—	420	—	420
	Warrants	—	(233)	—	473	—	233	240

BBB Tank Services, LLC	LIBOR Plus 7.50% (Floor 1.00%)	—	—	6	—	332	—	332
	12% Current / 1% PIK Secured Debt	—	—	298	—	3,982	—	3,982
	Member Units	—	—	—	—	800	—	800

Boss Industries, LLC	Preferred Member Units	—	(113)	199	2,586	133	113	2,606

Bridge Capital Solutions	13% Secured Debt	—	—	984	6,890	5,660	7,000	5,550
Corporation	Warrants	—	80	—	1,300	2,012	—	3,312
	13% Secured Debt	—	—	40	—	990	—	990
	Preferred Member Units	—	—	19	—	1,000	—	1,000

Buca C, LLC	LIBOR Plus 7.25% (Floor 1.00%)	—	174	1,595	25,299	231	3,159	22,371
	Preferred Member Units	—	1,720	168	3,711	1,888	—	5,599

CAI Software LLC	12% Secured Debt	—	(12)	391	4,661	12	893	3,780
	Member Units	—	1,150	69	1,000	1,150	—	2,150

CapFusion, LLC	13% Secured Debt	—	—	1,003	—	11,566	—	11,566
	Warrants	—	—	—	—	1,200	—	1,200

Chandler Signs	12% Secured Debt	—	41	456	—	4,500	—	4,500
Holdings, LLC	Class A Units	—	1,450	82	—	2,950	—	2,950

Condit Exhibits, LLC	Member Units	—	770	130	1,010	770	—	1,780

Congruent Credit	LP Interests (Fund II)	—	(561)	400	2,834	—	1,395	1,439
Opportunities Funds	LP Interests (Fund III)	—	218	730	12,024	3,952	—	15,976

Daseke, Inc.	12% Current / 2.5% PIK Secured
	Debt	—	(61)	2,427	21,253	468	61	21,660
	Common Stock	—	(1,020)	—	22,660	—	1,020	21,640

Dos Rios Partners	LP Interests (Fund)	—	(43)	—	2,031	2,133	43	4,121
	LP Interests (Fund A)	—	(134)	—	648	677	134	1,191

Dos Rios Stone Products LLC	Class A Units	—	—	51	—	2,000	—	2,000

East Teak Fine Hardwoods, Inc.	Common Stock	—	—	37	860	—	—	860

East West Copolymer &	12% Secured Debt	—	—	949	9,463	71	—	9,534
Rubber, LLC	Warrants	—	—	—	50	—	—	50

EIG Fund Investments	LP Interests	—	—
		—	—	225	718	2,070	—	2,788

EIG Traverse
Co-Investment, L.P.	LP Interests	—	222	895	4,755	5,272	—	10,027

Freeport Financial Funds	LP Interests (Fund)	—	(425)	296	6,045	—	425	5,620
	LP Interests (Fund III)	—	—	357	2,077	1,487	—	3,564

Gault Financial, LLC (RMB	10% Secured Debt	—	—	1,156	10,930	123	—	11,053
Capital, LLC)	Warrants	—	—	—	—	—	—	—

Glowpoint, Inc.	8% Secured Debt	—	—	17	397	1	398	—
	12% Secured Debt	—	(2,305)	843	8,929	17	2,307	6,639
	Common Stock	—	(1,680)	—	3,840	—	1,680	2,160

Guerdon Modular	LIBOR Plus 8.50% (Floor 1.00%)	—	—	20	(15)	975	960	—
Holdings, Inc.	9% Current / 4% PIK Secured Debt	—	—	1,080	10,295	181	—	10,476
	Preferred Stock	—	—	—	—	1,140	—	1,140
	Common Stock	—	(1,910)	—	1,990	—	1,910	80

Houston Plating and Coatings, LLC	Member Units	—	(4,493)	(23)	8,440	433	4,493	4,380

I-45 SLF LLC	Member units	—	386	1,196	7,200	5,386	—	12,586

Indianhead Pipeline	12% Secured Debt	—	—	609	5,853	95	675	5,273
Services, LLC	Preferred Member Units	—	338	31	2,302	368	—	2,670
	Warrants	—	—	—	—	—	—	—
	Member Units	(1,254)	—	—	—	—	—	—

KBK Industries, LLC	10% Secured Debt	—	—	23	—	1,000	300	700
	12.5% Secured Debt	—	(25)	572	5,900	11	25	5,886
	Member Units	—	(590)	(8)	3,680	—	590	3,090

L.F. Manufacturing Holdings, LLC	Member Units	—	(105)	—	1,485	—	105	1,380

MPS Denver, LLC	Member Units	—	—	—	1,130	124	1,254	—

OnAsset Intelligence, Inc.	12% PIK Secured Debt	—	—	378	4,006	378	—	4,384
	Preferred Stock	—	(1,380)	—	1,380	—	1,380	—
	Warrants	—	—	—	—	—	—	—

Company	Investment(1)	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fee or Dividends Credited to Income(2)	December 31, 2015 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2016 Fair Value
OPI International Ltd.	10% Unsecured Debt	—	—	36	473	—	—	473
	Common Stock	—	—	—	3,200	—	—	3,200

PCI Holding Company, Inc.	12% Secured Debt	—	112	946	—	13,000	—	13,000
	Preferred Stock	—	(297)	450	4,887	450	297	5,040

Radial Drilling Services Inc.	12% Secured Debt	(1,433)	2,441	20	1,500	2,461	3,961	—
	Warrants	(760)	758	—	—	758	758	—

Rocaceia, LLC (Quality
Lease and Rental	12% Secured Debt	—	—	—	250	—	—	250
Holdings, LLC)	Preferred Member Units	(2)	—	—	—	—	—	—

Samba Holdings, Inc.	12.5% Secured Debt	—	(110)	1,100	24,662	110	24,772	—
	Common Stock	28,709	(28,133)	—	30,220	—	30,220	—

Tin Roof Acquisition Company	12% Secured Debt	—	—	1,304	13,807	45	313	13,539
	Class C Preferred Stock	—	—	193	2,477	193	—	2,670

UniTek Global Services, Inc.	LIBOR Plus 7.50% (Floor 1.00%)	—	—	192	2,812	1	—	2,813
	LIBOR Plus 8.50% (Floor 1.00%)	—	—	86	1,255	7	447	815
	15% PIK Unsecured Debt	—	—	82	638	76	—	714
	Preferred Stock	—	165	495	5,540	660	—	6,200
	Common Stock	—	2,580	—	—	2,580	—	2,580

Universal Wellhead Services Holdings, LLC	Class A Preferred Units	—	(1,840)	—	3,000	—	1,840	1,160

Valley Healthcare	LIBOR Plus 12.50% (Floor 0.50%)	—	—	1,069	10,297	425	100	10,622
Group, LLC	Preferred Member Units	—	—	—	—	1,600	—	1,600

Volusion, LLC	10.5% Secured Debt	—	—	1,591	16,199	192	—	16,391
	Preferred Member Units	—	—	—	14,000	—	—	14,000
	Warrants	—	—	—	1,400	—	—	1,400

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period		—	—	(345)	(15,530)	—	—	—

		$25,260	$(32,475)	$27,095	$350,519	$93,318	$106,494	$352,873

Total Non-Control/Non-Affiliate investments		$(22,452)	$23,560	$63,841

Total Portfolio Investments		$35,028	$(29,738)	$131,334

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

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information in this section contains forward-looking statements that involve risks and uncertainties. Please see "Risk Factors" and "Cautionary Statement Concerning Forward-Looking Statements" in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (the "SEC") on February 24, 2017, for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report and in the Annual Report on Form 10-K for the year ended December 31, 2016.

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

        The following tables provide a summary of our investments in the LMM, Middle Market and Private Loan portfolios as of September 30, 2017 and December 31, 2016 (this information excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of September 30, 2017
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	71	68	56
Fair value	$938.0	$607.5	$485.9
Cost	$804.6	$633.8	$505.6
% of portfolio at cost—debt	68.1%	96.9%	94.5%
% of portfolio at cost—equity	31.9%	3.1%	5.5%
% of debt investments at cost secured by first priority lien	96.3%	90.2%	91.5%
Weighted-average annual effective yield(b)	11.9%	8.7%	9.3%
Average EBITDA(c)	$4.3	$84.8	$38.0

(a)
At September 30, 2017, we had equity ownership in approximately 99% of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 38%.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of September 30, 2017, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares of our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including seven LMM portfolio companies, two Middle Market portfolio companies and three Private Loan portfolio companies, as

  EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

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

        As of September 30, 2017, we had Other Portfolio investments in eleven companies, collectively totaling approximately $99.2 million in fair value and approximately $105.6 million in cost basis and which comprised approximately 4.6% of our Investment Portfolio (as defined in "—Critical Accounting Policies—Basis of Presentation" below) at fair value. As of December 31, 2016, we had Other Portfolio investments in ten companies, collectively totaling approximately $100.3 million in fair value and approximately $107.1 million in cost basis and which comprised approximately 5.0% of our Investment Portfolio at fair value.

        As previously discussed, the External Investment Manager is a wholly owned subsidiary that is treated as a portfolio investment. As of September 30, 2017, there was no cost basis in this investment and the investment had a fair value of approximately $39.3 million, which comprised approximately 1.8% of our Investment Portfolio at fair value. As of December 31, 2016, there was no cost basis in this investment and the investment had a fair value of approximately $30.6 million, which comprised approximately 1.5% of our Investment Portfolio at fair value.

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

        Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio. For the three months ended September 30, 2017 and 2016, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.5% on an annualized basis. For the nine months ended September 30, 2017, the ratio of our total operating expenses, excluding interest expense and the effect of certain non-recurring professional fees and other expenses as discussed further below in "Discussion and analysis of results of operations—Comparison of the nine months ended September 30, 2017 and September 30, 2016", as a percentage of our quarterly average total assets was 1.5% on an annualized basis, compared to 1.4% on an annualized basis for the nine months ended September 30, 2016 and 1.5% for the year ended December 31, 2016. Including the effect of these non-recurring expenses, the ratio for the nine months ended September 30, 2017 would have been 1.6% on an annualized basis.

        During May 2012, we entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income, a non-listed BDC, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow us to own a registered investment adviser, we assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on our ability to meet the source-of-income requirement necessary for us to maintain our RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. Based upon several fee waiver agreements with HMS Income and HMS Adviser, the External Investment Manager did not begin accruing the base management fee and incentive fees, if any, until January 1, 2014. The External Investment Manager has conditionally agreed to waive a limited amount of the incentive fees otherwise earned. During the three months ended September 30, 2017 and 2016, the External Investment Manager earned $2.8 million and $2.5 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser. During the nine months ended September 30, 2017 and 2016, the External Investment Manager earned $8.1 million and $7.1 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser.

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

CRITICAL ACCOUNTING POLICIES

  Basis of Presentation

        Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For each of the periods presented herein, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of our investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments, and the investment in the External Investment Manager. Our results of operations for the three and nine months ended September 30, 2017 and 2016, cash flows for the nine months ended September 30, 2017 and 2016, and financial position as of September 30, 2017 and December 31, 2016, are presented on a consolidated basis. The effects of all intercompany transactions between us and our consolidated subsidiaries have been eliminated in consolidation.

        Our accompanying unaudited consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2017 and 2016 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

  Investment Portfolio Valuation

        The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. As of both September 30, 2017 and December 31, 2016, our Investment Portfolio valued at fair value represented approximately 96% of our total assets. We are required to report our investments at fair value. We follow the provisions of Financial Accounting Standards Board ("FASB") ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See "Note B.1.—Valuation of the Investment Portfolio" in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

        Our Board of Directors has the final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our Investment Portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our Investment Portfolio as of September 30, 2017 and December 31, 2016 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

  Payment-in-Kind ("PIK") Interest and Cumulative Dividends

        We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended September 30, 2017 and 2016, (i) approximately 1.9% and 4.0%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.8% and 1.8%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash. For the nine months ended September 30, 2017 and 2016, (i) approximately 2.7% and 3.7%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.8% and 1.1%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.

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

        The Taxable Subsidiaries primarily hold certain portfolio investments for us. The Taxable Subsidiaries permit us to hold equity investments in portfolio companies which are "pass-through" entities for tax purposes and to continue to comply with the "source-income" requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are consolidated with us for U.S. GAAP financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in our consolidated financial statements as portfolio investments and recorded at fair value. The Taxable Subsidiaries are not consolidated with MSCC for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities, as a result of their ownership of certain portfolio investments. The taxable income, or loss, of the Taxable Subsidiaries may differ from their book income, or loss, due to temporary book and tax timing differences and permanent differences. The Taxable Subsidiaries are each taxed at their normal corporate tax rates based on their taxable income. The income tax expense, or benefit, if any, and the related tax assets and liabilities, of the Taxable Subsidiaries are reflected in Main Street's consolidated financial statements.

        The External Investment Manager is an indirect wholly owned subsidiary of MSCC through a Taxable Subsidiary and is a disregarded entity for tax purposes. The External Investment Manager has entered into a tax sharing agreement with its Taxable Subsidiary owner. Since the External Investment Manager is accounted for as a portfolio investment of MSCC and is not included as a consolidated subsidiary of MSCC in MSCC's consolidated financial statements, and as a result of the tax sharing agreement with its Taxable Subsidiary owner, for its stand-alone financial reporting purposes the External Investment Manager is treated as if it is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. The income tax expense, or benefit, if any, and the related tax assets and liabilities, of the External Investment Manager are reflected in the External Investment Manager's separate financial statements.

        The Taxable Subsidiaries and the External Investment Manager use the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided, if necessary, against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

        Our external asset management business is conducted through the External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. We have entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with HMS Income. Through this agreement, we share employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities, and we allocate the related expenses to the External Investment Manager pursuant to the sharing agreement. Our total expenses for the three months ended September 30, 2017 and 2016 are net of expenses allocated to the External Investment Manager of $1.7 million and $1.2 million, respectively. Our total expenses for the nine months ended September 30, 2017 and 2016 are net of expenses allocated to the External Investment Manager of $4.8 million and $3.7 million, respectively. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses allocated to the External Investment Manager and dividend income received from the External Investment Manager. For the three months ended September 30, 2017 and 2016, the total contribution to our net investment income was $2.4 million and $2.0 million, respectively. For the nine months ended September 30, 2017 and 2016, the total contribution to our net investment income was $6.9 million and $5.8 million, respectively.

        The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments as of September 30, 2017 and December 31, 2016 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	September 30, 2017	December 31, 2016
First lien debt	78.2%	76.1%
Equity	14.8%	14.5%
Second lien debt	5.8%	7.7%
Equity warrants	0.8%	1.1%
Other	0.4%	0.6%

	100.0%	100.0%

Fair Value:	September 30, 2017	December 31, 2016
First lien debt	71.1%	68.7%
Equity	22.5%	22.6%
Second lien debt	5.4%	7.2%
Equity warrants	0.6%	0.9%
Other	0.4%	0.6%

	100.0%	100.0%

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

        The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017		As of December 31, 2016
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
		(dollars in thousands)
1	$246,935	26.3%	$253,420	28.4%
2	$222,964	23.8%	258,085	28.9%
3	$383,529	40.9%	294,807	33.0%
4	$67,686	7.2%	75,433	8.5%
5	$16,928	1.8%	10,847	1.2%

Total	$938,042	100.0%	$892,592	100.0%

        Based upon our investment rating system, the weighted-average rating of our LMM portfolio was approximately 2.3 as of both September 30, 2017 and December 31, 2016.

        As of September 30, 2017, our total Investment Portfolio had six investments on non-accrual status, which comprised approximately 0.4% of its fair value and 2.7% of its cost. As of December 31, 2016, our total Investment Portfolio had four investments on non-accrual status, which comprised approximately 0.6% of its fair value and 3.0% of its cost.

        The operating results of our portfolio companies are impacted by changes in the broader fundamentals of the United States economy. In the event that the United States economy contracts, it is likely that the financial results of small to mid-sized companies, like those in which we invest, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements, to an increase in defaults on our debt investments or in realized losses on our investments and to difficulty in maintaining historical dividend payment rates and unrealized appreciation on our equity investments. Consequently, we can provide no assurance that the performance of certain portfolio companies will not be negatively impacted by economic cycles or other conditions, which could also have a negative impact on our future results.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

  Comparison of the three months ended September 30, 2017 and September 30, 2016

	Three Months Ended September 30,		Net Change
	2017	2016	Amount	%
	(dollars in thousands)
Total investment income	$51,786	$46,599	$5,187	11%
Total expenses	(17,757)	(16,042)	(1,715)	11%

Net investment income	34,029	30,557	3,472	11%
Net realized gain (loss) from investments	(10,706)	4,286	(14,992)
Net change in net unrealized appreciation (depreciation) from:
Portfolio investments	16,368	8,376	7,992
SBIC debentures and marketable securities and idle funds	(221)	(566)	345

Total net change in net unrealized appreciation	16,147	7,810	8,337
Income tax benefit (provision)	(4,571)	528	(5,099)

Net increase in net assets resulting from operations	$34,899	$43,181	$(8,282)	–19%

	Three Months Ended September 30,		Net Change
	2017	2016	Amount	%
	(dollars in thousands, except per share amounts)
Net investment income	$34,029	$30,557	$3,472	11%
Share-based compensation expense	2,476	2,137	339	16%

Distributable net investment income(a)	$36,505	$32,694	$3,811	12%

Net investment income per share—
Basic and diluted	$0.60	$0.58	$0.02	3%

Distributable net investment income per share—
Basic and diluted(a)	$0.64	$0.62	$0.02	3%

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

  Investment Income

        For the three months ended September 30, 2017, total investment income was $51.8 million, an 11% increase over the $46.6 million of total investment income for the corresponding period of 2016. This comparable period increase was principally attributable to (i) a $4.2 million increase in interest income primarily related to higher average levels of portfolio debt investments, (ii) a $0.6 million increase in fee income, and (iii) a $0.4 million increase in dividend income from Investment Portfolio equity investments. The total investment income in the three months ended September 30, 2017 includes $1.7 million related to dividend income activity from portfolio companies that is considered to be less consistent on a recurring basis or non-recurring which is consistent with the amount from such dividend activity in the same period in 2016 and an increase of $0.4 million primarily related to higher accelerated prepayment, repricing and other activity for certain Middle Market portfolio debt investments when compared to the same period in 2016.

  Expenses

        For the three months ended September 30, 2017, total expenses increased to $17.8 million from $16.0 million for the corresponding period of 2016. This comparable period increase in operating expenses was principally attributable to (i) a $0.8 million increase in interest expense primarily due to the higher average interest rate on our Credit Facility in the three months ended September 30, 2017, (ii) a $0.5 million increase in general and administrative expenses, (iii) a $0.5 million increase in compensation expense related to increases in the number of personnel, base compensation levels and incentive compensation accruals and (iv) a $0.3 million increase in share-based compensation expense, with these increases partially offset by a $0.4 million increase in the expenses allocated to the External Investment Manager, in each case when compared to the same period in the prior year. For the three months ended September 30, 2017, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.5% on an annualized basis, which is consistent with the ratio on an annualized basis for the three months ended September 30, 2016 and for the year ended December 31, 2016.

  Net Investment Income

        Net investment income for the three months ended September 30, 2017 was $34.0 million, or an 11% increase, compared to net investment income of $30.6 million for the corresponding period of 2016. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses as discussed above.

  Distributable Net Investment Income

        For the three months ended September 30, 2017, distributable net investment income increased 12% to $36.5 million, or $0.64 per share, compared with $32.7 million, or $0.62 per share, in the corresponding period of 2016. The increase in distributable net investment income was primarily due to the higher level of total investment income, partially offset by higher operating expenses both as discussed above. Distributable net investment income on a per share basis for the three months ended September 30, 2017 reflects (i) an increase of approximately $0.01 per share from the comparable period in 2016 attributable to the net increase in the comparable levels of accelerated prepayment, repricing and other activity for certain Investment Portfolio debt investments and (ii) a greater number of average shares outstanding compared to the corresponding period in 2016 primarily due to shares issued through the ATM Program (as defined in "—Liquidity and Capital Resources—Capital Resources" below), shares issued pursuant to our equity incentive plans and shares issued pursuant to our dividend reinvestment plan.

  Net Increase in Net Assets Resulting from Operations

        The net increase in net assets resulting from operations during the three months ended September 30, 2017 was $34.9 million, or $0.61 per share, compared with $43.2 million, or $0.82 per share, during the three months ended September 30, 2016. This $8.3 million decrease from the same period in the prior year was primarily the result of (i) a $15.0 million decrease in the net realized gain (loss) from investments, from a net realized gain from investments of $4.3 million for the three months ended September 30, 2016 to a net realized loss from investments of $10.7 million for the three months ended September 30, 2017, and (ii) a $5.1 million change in the income tax benefit (provision) to a $4.6 million income tax provision for the three months ended September 30, 2017, with these changes partially offset by (i) an $8.0 million increase in net change in unrealized appreciation (depreciation) from portfolio investments, including the impact of accounting reversals relating to realized gains/income (losses) and (ii) a $3.5 million increase in net investment income as discussed above. The net realized loss from investments of $10.7 million for the three months ended September 30, 2017 was primarily the result of (i) the net realized loss of $9.2 million resulting from losses on the exit of two LMM investments, partially offset by the gains on the exit of three LMM investments and (ii) the net realized loss of $1.8 million in our Middle Market portfolio, which is primarily the result of the loss of $2.3 million on the exit of a Middle Market investment, partially offset by $0.5 million of net gains on other activity in our Middle Market portfolio.

        The following table provides a summary of the total net unrealized appreciation of $16.1 million for the three months ended September 30, 2017:

	Three Months Ended September 30, 2017
	LMM(a)	Middle Market	Private Loan	Other(b)	Total
	(dollars in millions)
Accounting reversals of net unrealized appreciation recognized in prior periods due to net realized gains/income (losses) recognized during the current period	$7.3	$1.0	$—	$(0.6)	$7.7
Net unrealized appreciation (depreciation) relating to portfolio investments	9.1	(5.1)	0.8	3.8	8.6

Total net change in unrealized appreciation (depreciation) relating to portfolio investments	$16.4	$(4.1)	$0.8	$3.2	$16.3

Unrealized depreciation relating to SBIC debentures(c)					(0.2)

Total net change in unrealized appreciation					$16.1

(a)
LMM includes unrealized appreciation on 19 LMM portfolio investments and unrealized depreciation on 13 LMM portfolio investments.

(b)
Other includes $2.2 million of unrealized appreciation relating to the External Investment Manager and $1.6 million of net unrealized appreciation relating to the Other Portfolio.

(c)
Relates to unrealized depreciation on the SBIC debentures held by MSC II which are accounted for on a fair value basis.

        The income tax provision for the three months ended September 30, 2017 of $4.6 million principally consisted of a deferred tax provision of $3.8 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in net operating loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences, and other current tax expense of $0.8 million related to (i) a $0.5 million accrual for excise tax on our estimated undistributed taxable income and (ii) other current tax expense of $0.3 million related to accruals for U.S. federal and state income taxes.

  Comparison of the nine months ended September 30, 2017 and September 30, 2016

	Nine Months Ended September 30,		Net Change
	2017	2016	Amount	%
	(dollars in thousands)
Total investment income	$149,944	$131,508	$18,436	14%
Total expenses	(52,056)	(46,137)	(5,919)	13%

Net investment income	97,888	85,371	12,517	15%
Net realized gain from investments	27,842	33,347	(5,505)
Net realized loss from SBIC debentures	(5,217)	—	(5,217)
Net change in net unrealized appreciation (depreciation) from:
Portfolio investments	(4,358)	(29,738)	25,380
SBIC debentures and marketable securities and idle funds	5,408	909	4,499

Total net change in net unrealized appreciation (depreciation)	1,050	(28,829)	29,879
Income tax benefit (provision)	(12,383)	1,018	(13,401)

Net increase in net assets resulting from operations	$109,180	$90,907	$18,273	20%

	Nine Months Ended September 30,		Net Change
	2017	2016	Amount	%
	(dollars in thousands, except per share amounts)
Net investment income	$97,888	$85,371	$12,517	15%
Share-based compensation expense	7,542	5,977	1,565	26%

Distributable net investment income(a)	$105,430	$91,348	$14,082	15%

Net investment income per share—
Basic and diluted	$1.74	$1.66	$0.08	5%

Distributable net investment income per share—
Basic and diluted(a)	$1.88	$1.77	$0.11	6%

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

  Investment Income

        For the nine months ended September 30, 2017, total investment income was $149.9 million, a 14% increase over the $131.5 million of total investment income for the corresponding period of 2016. This comparable period increase was principally attributable to (i) a $16.1 million increase in interest income primarily related to higher average levels of portfolio debt investments and increased activities involving existing Investment Portfolio debt investments and (ii) a $2.3 million increase in fee income. The total investment income in the nine months ended September 30, 2017 includes an increase of $5.6 million related to higher accelerated prepayment, repricing and other activity for certain Middle Market and Private Loan portfolio debt investments when compared to the same period in 2016 and includes $1.7 million related to dividend income activity from portfolio companies that is considered to be less consistent on a recurring basis or non-recurring which is consistent with the amount from such dividend income activity in the same period in 2016.

  Expenses

        For the nine months ended September 30, 2017, total expenses increased to $52.1 million from $46.1 million for the corresponding period of 2016. This comparable period increase in operating expenses was principally attributable to (i) a $1.9 million increase in general and administrative expenses, including approximately $0.6 million related to non-recurring professional fees and other expenses incurred on certain potential new portfolio investment opportunities which were terminated during the due diligence and legal documentation processes, (ii) a $1.8 million increase in interest expense, primarily due to the higher average interest rate and balance outstanding on our Credit Facility in the nine months ended September 30, 2017, (iii) a $1.7 million increase in compensation expense related to increases in the number of personnel, base compensation levels and incentive compensation accruals and (iv) a $1.6 million increase in share-based compensation expense, with these increases partially offset by a $1.1 million increase in the expenses allocated to the External Investment Manager, in each case when compared to the same period in the prior year. For the nine months ended September 30, 2017, the ratio of our total operating expenses, excluding interest expense and the non-recurring professional fees and other expenses discussed above, as a percentage of our quarterly average total assets was 1.5% on an annualized basis, compared to 1.4% on an annualized basis for the nine months ended September 30, 2016, and 1.5% for the year ended December 31, 2016. Including the effect of the non-recurring expenses, the ratio for the nine months ended September 30, 2017 was 1.6% on an annualized basis.

  Net Investment Income

        Net investment income for the nine months ended September 30, 2017 was $97.9 million, or a 15% increase, compared to net investment income of $85.4 million for the corresponding period of 2016. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses as discussed above.

  Distributable Net Investment Income

        For the nine months ended September 30, 2017, distributable net investment income increased 15% to $105.4 million, or $1.88 per share, compared with $91.3 million, or $1.77 per share, in the corresponding period of 2016. The increase in distributable net investment income was primarily due to the higher level of total investment income, partially offset by higher operating expenses both as discussed above. Distributable net investment income on a per share basis for the nine months ended September 30, 2017 reflects (i) an increase of approximately $0.10 per share from the comparable period in 2016 attributable to the net increase in the comparable levels of accelerated prepayment, repricing and other activity for certain Investment Portfolio debt investments and (ii) a greater number of average shares outstanding compared to the corresponding period in 2016 primarily due to shares issued through the ATM Program, shares issued pursuant to our equity incentive plans and shares issued pursuant to our dividend reinvestment plan.

  Net Increase in Net Assets Resulting from Operations

        The net increase in net assets resulting from operations during the nine months ended September 30, 2017 was $109.2 million, or $1.94 per share, compared with $90.9 million, or $1.76 per share, during the nine months ended September 30, 2016. This $18.3 million increase from the same period in the prior year was primarily the result of (i) a $29.9 million improvement in net change in unrealized appreciation (depreciation) from portfolio investments and SBIC debentures, including the impact of accounting reversals relating to realized gains/income (losses), from net unrealized depreciation of $28.8 million for the nine months ended September 30, 2016 to net unrealized appreciation of $1.1 million for the nine months ended September 30, 2017 and (ii) a $12.5 million increase in net investment income as discussed above, with these increases partially offset by (i) a $13.4 million change in the income tax provision from an income tax benefit of $1.0 million for the nine months ended September 30, 2016 to an income tax provision of $12.4 million for the nine months ended September 30, 2017, (ii) a $5.5 million decrease in the net realized gain from investments to a total net realized gain from investments of $27.8 million for the nine months ended September 30, 2017 and (iii) a $5.2 million realized loss on the repayment of SBIC debentures outstanding at MSC II which had previously been accounted for on the fair value method of accounting. The net realized gain from investments of $27.8 million for the nine months ended September 30, 2017 was primarily the result of (i) the net realized gain of $15.5 million resulting from gains on the exit of five LMM investments and losses on the exit of three LMM investments, (ii) realized gains of $9.3 million due to activity in our Other Portfolio, (iii) the realized gain of $2.6 million on the exit of one Private Loan investment, (iv) the realized gain of $1.4 million on the partial exit of one LMM investment and (v) the net realized loss of $0.9 million in our Middle Market portfolio, which is primarily the result of the loss of $2.3 million on the exit of a Middle Market investment, partially offset by $1.4 million of net gains on other activity in our Middle Market portfolio. The realized loss of $5.2 million on the repayment of SBIC debentures is related to the previously recognized bargain purchase gain resulting from recording the MSC II debentures at fair value on the date of the acquisition of MSC II in 2010. The effect of the realized loss is offset by the reversal of all previously recognized unrealized depreciation on these SBIC debentures due to fair value adjustments since the date of the acquisition.

        The following table provides a summary of the total net unrealized appreciation of $1.1 million for the nine months ended September 30, 2017:

	Nine Months Ended September 30, 2017
	LMM(a)	Middle Market	Private Loan	Other(b)	Total
	(dollars in millions)
Accounting reversals of net unrealized appreciation recognized in prior periods due to net realized gains/income (losses) recognized during the current period	$(15.7)	$(1.3)	$(2.1)	$(8.1)	$(27.2)
Net change in unrealized appreciation (depreciation) relating to portfolio investments	16.4	(8.7)	(2.2)	17.3	22.8

Total net change in unrealized appreciation (depreciation) relating to portfolio investments	$0.7	$(10.0)	$(4.3)	$9.2	$(4.4)

Unrealized appreciation relating to SBIC debentures(c)					5.5

Total net change in unrealized appreciation					$1.1

(a)
LMM includes unrealized appreciation on 27 LMM portfolio investments and unrealized depreciation on 29 LMM portfolio investments.

(b)
Other includes $8.7 million of unrealized appreciation relating to the External Investment Manager and $8.6 million of net unrealized appreciation relating to the Other Portfolio.

(c)
Relates to unrealized appreciation on the SBIC debentures held by MSC II which are accounted for on a fair value basis and includes $6.0 million of accounting reversals resulting from the reversal of previously recognized unrealized depreciation recorded since the date of acquisition of MSC II on the debentures repaid due to fair value adjustments since such date, partially offset by $0.5 million of current period unrealized depreciation on the remaining SBIC debentures.

        The income tax provision for the nine months ended September 30, 2017 of $12.4 million principally consisted of a deferred tax provision of $9.9 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in net operating loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences, and other current tax expense of $2.5 million related to (i) a $1.6 million accrual for excise tax on our estimated undistributed taxable income and (ii) other current tax expense of $0.9 million related to accruals for U.S. federal and state income taxes.

  Liquidity and Capital Resources

  Cash Flows

        For the nine months ended September 30, 2017, we experienced a net increase in cash and cash equivalents in the amount of approximately $5.7 million, which is the net result of approximately $51.0 million of cash used in our operating activities and approximately $56.6 million of cash provided by financing activities.

        During the period, we used $51.0 million of cash from our operating activities, which resulted primarily from (i) cash flows we generated from the operating profits earned through our operating activities totaling $88.2 million, which is our $105.4 million of distributable net investment income, excluding the non-cash effects of the accretion of unearned income of $12.4 million, payment-in-kind interest income of $4.1 million, cumulative dividends of $2.7 million and the amortization expense for deferred financing costs of $2.0 million, (ii) cash uses totaling $746.9 million consisting of (a) $743.7 million for the funding of new portfolio company investments and settlement of accruals for portfolio investments existing as of December 31, 2016, (b) $2.4 million related to decreases in payables and accruals and (c) $0.8 million related to increases in other assets and (iii) cash proceeds totaling $607.6 million from the sales and repayments of debt investments and sales of and return on capital of equity investments.

        During the nine months ended September 30, 2017, $56.6 million in cash was provided by financing activities, which principally consisted of (i) $118.1 million in net cash proceeds from the ATM Program (described below), (ii) $60.0 million in cash proceeds from issuance of SBIC debentures and (iii) $12.0 million in net borrowings on the Credit Facility, partially offset by (i) $102.3 million in cash dividends paid to stockholders, (ii) $25.2 million in repayment of SBIC debentures, (iii) $4.4 million for purchases of vested restricted stock from employees to satisfy their tax withholding requirements upon the vesting of such restricted stock and (iv) $1.6 million for payment of deferred debt issuance costs, SBIC debenture fees and other costs.

  Capital Resources

        As of September 30, 2017, we had $30.1 million in cash and cash equivalents and $230.0 million of unused capacity under the Credit Facility, which we maintain to support our investment and operating activities. As of September 30, 2017, our net asset value totaled $1,329.7 million, or $23.02 per share.

        The Credit Facility, which provides additional liquidity to support our investment and operational activities, was amended in September 2017 to increase the total commitments to $585.0 million from a diversified group of fifteen lenders. The Credit Facility matures in September 2021 and contains an accordion feature which allows us to increase the total commitments under the facility to up to $750.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

        Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis at a rate equal to the applicable LIBOR rate (1.23% as of September 30, 2017) plus (i) 1.875% (or the applicable base rate (Prime Rate of 4.25% as of September 30, 2017) plus 0.875%) as long as we maintain an investment grade rating and meet certain agreed upon excess collateral and maximum leverage requirements, (ii) 2.0% (or the applicable base rate plus 1.0%) if we maintain an investment grade rating but do not meet certain excess collateral and maximum leverage requirements or (iii) 2.25% (or the applicable base rate plus 1.25%) if we do not maintain an investment grade rating. We pay unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio of at least 1.5 to 1.0 and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2021, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval. As of September 30, 2017, we had $355.0 million in borrowings outstanding under the Credit Facility, the interest rate on the Credit Facility was 3.1% and we were in compliance with all financial covenants of the Credit Facility.

        Through the Funds, we have the ability to issue SBIC debentures guaranteed by the SBA at favorable interest rates and favorable terms and conditions up to a maximum amount of $350.0 million. During the nine months ended September 30, 2017, we issued $60.0 million of SBIC debentures and opportunistically prepaid $25.2 million of our existing SBIC debentures as part of an effort to manage the maturity dates of our oldest SBIC debentures, leaving $75.2 million of remaining capacity under our SBIC licenses. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semiannually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. Main Street expects to issue new SBIC debentures under the SBIC program in the future in an amount up to the regulatory maximum amount of $350.0 million for affiliated SBIC funds. On September 30, 2017, through our three wholly owned SBICs, we had $274.8 million of outstanding SBIC debentures guaranteed by the SBA, which bear a weighted-average annual fixed interest rate of approximately 3.8%, paid semiannually, and mature ten years from issuance. The first maturity related to our SBIC debentures occurs in 2019, and the weighted-average remaining duration is approximately 5.8 years as of September 30, 2017.

        In April 2013, we issued $92.0 million, including the underwriters' full exercise of their over-allotment option, in aggregate principal amount of the 6.125% Notes (the "6.125% Notes"). The 6.125% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 6.125% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 6.125% Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at our option on or after April 1, 2018. We may from time to time repurchase 6.125% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of September 30, 2017, the outstanding balance of the 6.125% Notes was $90.7 million.

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

        In November 2014, we issued $175.0 million in aggregate principal amount of the 4.50% Notes (the "4.50% Notes") at an issue price of 99.53%. The 4.50% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes mature on December 1, 2019, and may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. The 4.50% Notes bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year, beginning June 1, 2015. We may from time to time repurchase 4.50% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of September 30, 2017, the outstanding balance of the 4.50% Notes was $175.0 million.

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

        During November 2015, we commenced a program with certain selling agents through which we can sell shares of our common stock by means of at-the-market offerings from time to time (the "ATM Program"). During the nine months ended September 30, 2017, we sold 3,119,247 shares of our common stock at a weighted-average price of $38.33 per share and raised $119.5 million of gross proceeds under the ATM Program. Net proceeds were $118.1 million after commissions to the selling agents on shares sold and offering costs. As of September 30, 2017, sales transactions representing 75,404 shares had not settled and are not included in shares issued and outstanding on the face of the consolidated balance sheet, but are included in the weighted-average shares outstanding in the consolidated statement of operations and in the shares used to calculate net asset value per share. As of September 30, 2017, there were 2,737,081 shares available for sale under the ATM Program.

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

        If our common stock trades below our net asset value per share, we will generally not be able to issue additional common stock at the market price unless our stockholders approve such a sale and our Board of Directors makes certain determinations. We did not seek stockholder authorization to sell shares of our common stock below the then current net asset value per share of our common stock at our 2017 annual meeting of stockholders because our common stock price per share had been trading significantly above the then current net asset value per share of our common stock since 2011. We would therefore need future approval from our stockholders to issue shares below the then current net asset value per share.

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

  Off-Balance Sheet Arrangements

        We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At September 30, 2017, we had a total of $146.9 million in outstanding commitments comprised of (i) 39 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) 11 investments with equity capital commitments that had not been fully called.

  Contractual Obligations

        As of September 30, 2017, the future fixed commitments for cash payments in connection with our SBIC debentures, the 4.50% Notes, the 6.125% Notes and rent obligations under our office lease for each of the next five years and thereafter are as follows:

	2017	2018	2019	2020	2021	Thereafter	Total
SBIC debentures	$—	$—	$20,000	$55,000	$40,000	$159,800	$274,800
Interest due on SBIC debentures	784	10,330	10,332	9,140	6,588	20,523	57,697
Notes 6.125%	—	—	—	—	—	90,655	90,655
Interest due on 6.125% Notes	1,388	5,553	5,553	5,553	5,553	6,939	30,539
4.50% Notes	—	—	175,000	—	—	—	175,000
Interest due on 4.50% Notes	3,938	7,875	7,875	—	—	—	19,688
Operating Lease Obligation(1)	—	373	749	763	777	5,031	7,693

Total	$6,110	$24,131	$219,509	$70,456	$52,918	$282,948	$656,072

(1)
Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to FASB ASC 840, as may be modified or supplemented.

        As of September 30, 2017, we had $355.0 million in borrowings outstanding under our Credit Facility, and the Credit Facility is currently scheduled to mature in September 2021. The Credit Facility contains two, one-year extension options which could extend the maturity to September 2023, subject to lender approval. See further discussion of the Credit Facility terms in "—Liquidity and Capital Resources—Capital Resources."

  Related Party Transactions

        As discussed further above, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of our Investment Portfolio. At September 30,

2017, we had a receivable of approximately $2.7 million due from the External Investment Manager which included (i) approximately $2.0 million primarily related to operating expenses incurred by us required to support the External Investment Manager's business and due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion above in "—Critical Accounting Policies—Income Taxes") and (ii) approximately $0.7 million of dividends declared but not paid by the External Investment Manager.

        In November 2015, our Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the "2015 Deferred Compensation Plan"). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the "2013 Deferred Compensation Plan"). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors' fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of September 30, 2017, $3.8 million of compensation and directors' fees had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $2.4 million was deferred into phantom Main Street stock units, representing 72,228 shares of our common stock. Including phantom stock units issued through dividend reinvestment, the phantom stock units outstanding as of September 30, 2017 represented 84,963 shares of our common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the consolidated statements of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but are included in operating expenses and weighted-average shares outstanding in our consolidated statements of operations as earned.

  Recent Developments

        In October 2017, we declared a semi-annual supplemental cash dividend of $0.275 per share payable in December 2017. This supplemental cash dividend is in addition to the previously announced regular monthly cash dividends that we declared for the fourth quarter of 2017 of $0.190 per share for each of October, November and December 2017.

        In October 2017, we declared regular monthly dividends of $0.190 per share for each month of January, February and March of 2018. These regular monthly dividends equal a total of $0.570 per share for the first quarter of 2018 and represent a 2.7% increase from the regular monthly dividends declared for the first quarter of 2017. Including the semi-annual supplemental dividend declared for December 2017 and the regular monthly dividends declared for the fourth quarter of 2017 and first quarter of 2018, we will have paid $21.960 per share in cumulative dividends since our October 2007 initial public offering.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent that any debt investments include floating interest rates. The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of September 30, 2017, approximately 70% of our debt investment portfolio (at cost) bore interest at floating rates, 96% of which were subject to contractual minimum interest rates. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the interest rates on our outstanding SBIC debentures, 4.50% Notes and 6.125% Notes, which comprise the majority of our outstanding debt, are fixed for the life of such debt. As of September 30, 2017, we had not entered into any interest rate hedging arrangements. The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of September 30, 2017.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	(dollars in thousands)
(25)	$(2,778)	$888	$(1,890)	$(0.03)
25	2,874	(887)	1,987	0.03
50	5,769	(1,775)	3,994	0.07
100	11,571	(3,550)	8,021	0.14
150	17,428	(5,325)	12,103	0.21
200	23,285	(7,100)	16,185	0.28
300	34,998	(10,650)	24,348	0.42
400	46,712	(14,200)	32,512	0.56

        The hypothetical results would also be impacted by the changes in the amount of debt outstanding under our Credit Facility (with an increase (decrease) in the debt outstanding under the Credit Facility resulting in an (increase) decrease in the hypothetical interest expense).

Item 4.    Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, our President, our Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chairman and Chief Executive Officer, our President, our Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        During the three months ended September 30, 2017, we issued 42,494 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued during the three months ended September 30, 2017 under the dividend reinvestment plan was approximately $1.7 million.

Item 5.    Other Information

Expansion of Board of Directors and Appointment of Director

        On October 31, 2017, our Board of Directors increased the size of the Board from eight to nine directors and appointed Valerie L. Banner as director to fill the vacancy created by the increase to serve until our 2018 Annual Meeting of Stockholders. Ms. Banner was also appointed to serve on the Nominating and Corporate Governance Committee of the Board.

        Ms. Banner, age 62, has served as Vice President, General Counsel and Corporate Secretary of Exterran Corporation (NYSE: EXTN) since November 2015. Prior to the spin-off of Exterran Corporation from Archrock, Inc., formerly known as Exterran Holdings, Inc. (NYSE: AROC, formerly EXH), in November 2015, Ms. Banner served as Associate General Counsel of Exterran Holdings from 2008 to 2015 and as special counsel from 2007 to 2008. Prior to the merger of Hanover Compressor Company and Universal Compression Holdings, Inc. in August 2007 to form Exterran Holdings, she served Universal as special counsel from 2000 to 2007, and served as Senior Vice President, General Counsel and Secretary from 1998 through 2000. Prior to joining Universal, Ms. Banner served as counsel for several publicly traded companies and was in private practice, having begun her career as an associate with Andrews & Kurth LLP. Ms. Banner also serves as an officer and director of certain Exterran Corporation subsidiaries.

        Ms. Banner will be entitled to receive compensation for her service on the Board consistent with our director compensation program for non-employee directors. In connection with her appointment to the Board, we entered into our standard form of indemnification agreement with Ms. Banner, the form of which was previously filed as Exhibit (k)(13) to our Pre-Effective Amendment No. 3 to Registration Statement on Form N-2 (Reg. No. 333-142879) filed on September 21, 2007.

        The Board has determined that Ms. Banner qualifies as an independent director under the listing standards of the New York Stock Exchange and under section 2(a)(19) of the 1940 Act as not an

"interested person". There are no arrangements or understandings between Ms. Banner and any other persons pursuant to which she was selected as director. There are no current or proposed transactions between us and Ms. Banner or her immediate family members that would require disclosure under Item 404(a) of Regulation S-K promulgated by the SEC.

Item 6.    Exhibits

        Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit
10.1	Supplement Agreement dated September 26, 2017 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current report on Form 8-K filed on September 27, 2017 (File No. 1-33723)).
14.1	Code of Business Conduct and Ethics.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Main Street Capital Corporation
Date: November 3, 2017	/s/ VINCENT D. FOSTER Vincent D. Foster Chairman and Chief Executive Officer (principal executive officer)
Date: November 3, 2017	/s/ BRENT D. SMITH Brent D. Smith Chief Financial Officer and Treasurer (principal financial officer)
Date: November 3, 2017	/s/ SHANNON D. MARTIN Shannon D. Martin Vice President and Chief Accounting Officer (principal accounting officer)